Form 10-K
period 1993-12-31
HARKEN ENERGY CORP
filed 1994-03-29
CIK 313478

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

      /X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

      / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
             FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-9207

                           HARKEN ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     95-2841597
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)

      2505 NORTH HIGHWAY 360, SUITE 800                           75050
             GRAND PRAIRIE, TEXAS                               (Zip Code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code (817) 695-4900

          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class:               Name of each exchange on which registered:

   COMMON STOCK, PAR VALUE $0.01 PER SHARE               AMERICAN STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: NONE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   No
                                               ---     ---

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

     The aggregate market value of the voting Common Stock, par value $0.01 per share, held by nonaffiliates of the Registrant as of February 28, 1994 was approximately $44,637,000. For purposes of the determination of the above stated amount only, all directors, executive officers and 5% or more shareholders of the Registrant are presumed to be affiliates.

     The number of shares of Common Stock, par value $0.01 per share, outstanding as of February 28, 1994 was 59,482,853.

     DOCUMENTS INCORPORATED BY REFERENCE: PROXY STATEMENT TO BE FILED ON OR BEFORE APRIL 30, 1994 IS INCORPORATED BY REFERENCE INTO PART III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I.
     ITEM  1.  Business...............................................................    3
     ITEM  2.  Properties.............................................................   10
     ITEM  3.  Legal Proceedings......................................................   10
     ITEM  4.  Submission of Matters to a Vote of Security Holders....................   11
PART II.
     ITEM  5.  Market for Registrant's Common Equity and Related Stockholder
               Matters................................................................   11
     ITEM  6.  Selected Financial Information and Other Data..........................   12
     ITEM  7.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations..................................................   13
     ITEM  8.  Financial Statements and Supplementary Data............................   20
     ITEM  9.  Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure...................................................   48
PART III.
     ITEM 10.  Directors and Executive Officers of the Registrant.....................   48
     ITEM 11.  Executive Compensation.................................................   48
     ITEM 12.  Security Ownership of Certain Beneficial Owners........................   48
     ITEM 13.  Certain Relationships and Related Transactions.........................   48
PART IV.
     ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........   48
SIGNATURES............................................................................   50

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Harken Energy Corporation and its subsidiaries ("Harken") is engaged in oil and gas exploration, development and production operations both domestically and internationally through its various wholly-owned subsidiaries and joint venture investments. Harken's domestic operations include the well servicing operations of Supreme Well Service Company ("Supreme") and the oil and gas exploration and production operations of Chuska Resources Corporation ("Chuska"), which was acquired February 15, 1993. Harken's international operations include two exclusive Colombian Association Contracts between Harken's wholly-owned subsidiary, Harken de Colombia, Ltd., and Empresa Colombiana de Petroleos ("Ecopetrol") as well as a production sharing agreement between Harken's wholly-owned subsidiary, Harken Bahrain Oil Company, and the Bahrain National Oil Company. Harken's international operations currently consist solely of exploration activities, however, management is continuing to pursue international opportunities in all areas of Harken's operations, including oilfield services and oil and gas exploration and development. Harken considers that the opportunities to profitably deploy Harken's expertise and assets internationally are generally greater than those available domestically.

     Harken was incorporated in 1973 in the state of California and reincorporated in 1979 in the state of Delaware. Harken's principal offices are located at 2505 N. Highway 360, Suite 800, Grand Prairie, Texas 75050 and its telephone number is (817) 695-4900.

INTERNATIONAL EXPLORATION OPERATIONS

     Alcaravan Contract -- During the third quarter of 1992, Harken, through a subsidiary, Harken de Colombia, Ltd., was awarded the exclusive right to explore for, develop and produce oil and gas throughout approximately 350,000 acres within the Alcaravan area ("Alcaravan") of Colombia. Alcaravan is located in Colombia's Llanos Basin and is located approximately 140 miles east of Santafe de Bogota. Harken and Ecopetrol have entered into an Association Contract ("Alcaravan Contract") which requires Harken to conduct a seismic and exploratory drilling program in the Alcaravan area ("work program") over the initial six (6) years. At the end of each of the six years in the work program, Harken has the option to withdraw from the Alcaravan Contract or to commit to the next year's work requirements. If Harken makes a commercial discovery of oil and/or gas which is approved by Ecopetrol, the standard terms of the Alcaravan Contract will apply. Such terms provide for Ecopetrol to reimburse Harken for 50% of its successful well costs expended up to the point of commercial discovery and to receive a 20% royalty interest and for both Ecopetrol and Harken to each have a 50% working interest. The term of the Alcaravan Contract will extend twenty-two (22) years from the date of any commercial discovery of oil and/or gas. Harken reprocessed in excess of 200 kilometers of seismic on the Alcaravan area and completed the acquisition of 52 kilometers of new seismic over prospective areas in mid-February 1994. Harken is currently carrying on discussions with potential joint venture partners regarding potential drilling on the Alcaravan area.

     Bocachico Contract -- In January 1994, Harken announced that Harken de Colombia, Ltd. had signed its second Association Contract ("Bocachico Contract") with Ecopetrol, covering the Bocachico contract area. Under the Bocachico Contract, Harken has acquired the exclusive rights to conduct exploration activities and drilling on this area, which covers approximately 192,000 acres in the Middle Magdelena Valley of Central Colombia.

     During the first year of the Bocachico Contract, Harken will conduct seismic activities on the land covered by this contract including reprocessing of at least 250 kilometers of existing seismic data and the acquisition of at least 35 kilometers of new seismic data. During each of the 2nd through the 6th contract years Harken may elect to continue the contract by committing to the drilling of at least one well during each contract year. During this initial six year term, called the Exploration Period under the Bocachico Contract, if Harken has discovered the existence of commercial production in the Bocachico Contract area, the Bocachico Contract will be further extended for a period of 22 years from the date of any commercial discovery of oil and/or gas. If Harken makes a commercial discovery of oil and/or gas which is approved by Ecopetrol, the standard terms of the Bocachico Contract will apply. Such terms provide for Ecopetrol to reimburse Harken for 50% of its successful well costs expended up to the point of commercial discovery and to receive a 20% royalty interest and for both Ecopetrol and Harken to each have a 50% working interest.

     In addition to reprocessing and acquiring seismic data during the first contract year of the Bocachico Contract, Harken intends to also conduct engineering studies to evaluate the potential for recovering existing oil reserves in the Rio Negro area, which is located in the northern portion of the Bocachico Contract area. Three wells were drilled, produced and subsequently abandoned by another contractor approximately 30 years ago in this area, which have provided information and data including production rates, well logs and pressure tests. This well data will be utilized by Harken in such studies to evaluate the feasibility of applying modern production and recovery techniques in this area. Harken has not made any determination at this point as to the recoverability of reserves which may be indicated in this area.

     Bahrain Operations -- In January 1990, Harken, through its wholly-owned subsidiary, Harken Bahrain Oil Company ("HBOC"), entered into a production sharing agreement with the Bahrain National Oil Company ("BANOCO") which gave it the exclusive right to explore for, develop and produce oil and gas throughout most of Bahrain's Arabian Gulf offshore territories. Subject to the discovery and development of oil and/or gas, the contract has a term of thirty-five years. The agreement, as amended, called for HBOC to drill an exploratory well to test the Permian Khuff formation (estimated depth 14,275 feet) within 2 1/2 years of the signing of the contract. Under the original terms of the agreement, as amended, in order for HBOC to earn all of its acreage rights, four exploratory wells were required to be drilled by 1995.

     In July 1990, Bass Enterprises Production Company ("BEPCO") entered into a joint venture agreement with HBOC and agreed to participate with HBOC in the exploration and development contemplated under HBOC's production sharing agreement, subject to certain conditions. Under the terms of this agreement, BEPCO committed to fund, at a minimum, the first three exploratory wells. After drilling the initial three wells, BEPCO held the option to either withdraw from the project and forfeit all rights under the agreement or fund additional drilling activities. If BEPCO had elected to fund certain additional drilling activities, BEPCO would have thereby earned a fifty percent interest in HBOC's rights, title and interests under the production sharing agreement, and after recovering its previous drilling and related costs, would have been entitled to share equally with HBOC in any profits.

     HBOC has identified several surface and subsurface structures within the contract area. One significant prospect within the area is called the Jarim Reef and is located on trend between Bahrain's onshore Awali field and Saudi Arabia's nearby offshore Abu Safah field. The first well required under HBOC's production sharing agreement was the Jarim No. 2 located to test the seismic structure mapped on Jarim Reef. Jarim No. 2 was thought to be prospective in both the Jurassic Arab formation for oil and the Permian Khuff formation for gas. In March 1992, after drilling was completed, HBOC announced that the Jarim No. 2 well was not productive of either oil or gas and was abandoned. On December 28, 1992, Harken commenced the drilling of its second exploratory well, the Muharraq No. 1, in Bahrain. Harken announced on February 10, 1993, that the well had reached a depth of 8,778 feet and that no shows of oil and gas were noted in the well cuttings of the Jurassic Arab or the Jurassic Fadhili formation. As a result, the well was plugged and abandoned at the foregoing depth. Further, under the terms of the production sharing agreement, HBOC allowed its exploration and drilling rights on approximately 10% of the acreage covered by the production sharing agreement to expire, effective February 13, 1993. Later, during the third quarter of 1993, HBOC allowed an additional portion of the acreage covered by the production sharing agreement to expire effective August 29, 1993. HBOC's remaining obligation under the production sharing agreement is limited to reprocessing 500 kilometers of seismic prior to July 30, 1995.

     On April 8, 1993, HBOC and BEPCO entered into an agreement whereby BEPCO was released and discharged from any future drilling obligations related to HBOC's production sharing agreement, and the joint venture agreement between HBOC and BEPCO was terminated. As part of this agreement, BEPCO paid to HBOC approximately $2,000,000 plus all remaining costs and obligations related to the Muharraq No. 1 well along with certain other costs and contingencies. HBOC's production sharing agreement with BANOCO was not impacted as a result of the termination of this joint venture agreement. HBOC is continuing to pursue discussions with various other parties in joining HBOC to pursue continuing operations on the remaining acreage which HBOC continues to hold.

DOMESTIC EXPLORATION AND PRODUCTION OPERATIONS

     Prior to 1993, Harken's exploration and production operations were primarily in Oklahoma and Texas, and during 1991 and 1992 these operations were conducted through Harken's interest in Harken Anadarko Partners, L.P., ("HAP"), a limited partnership managed by a wholly-owned subsidiary of Harken. As general partner of HAP, Harken's wholly-owned subsidiary received a monthly management fee from the partnership. An affiliate of a major stockholder of Harken served as sole limited partner.

     On December 17, 1992, Harken entered into a Purchase and Sale Agreement (the "HAP Agreement") pursuant to which Harken sold its 12% general partner's interest in HAP to an affiliate of both the limited partner and the major stockholder. The closing of the HAP Agreement was completed on December 30, 1992. Pursuant to the HAP Agreement, Harken was paid consideration in cash of $2,650,000 for the sale of this partnership interest and certain contract rights associated therewith. Under the terms of the Agreement, Harken continued to manage the oil and gas property interests of HAP and operate certain partnership properties. Harken was paid $50,000 per month to manage the HAP interest in such properties in addition to the fees it received for serving as operator of the properties pursuant to applicable joint operating agreements. During the second quarter of 1993, HAP sold its interests in all oil and gas properties operated by Harken and Harken ceased to manage the partnership.

     Chuska -- Effective February 15, 1993, Harken consummated a merger pursuant to which Chuska became a wholly-owned subsidiary of Harken. Harken acquired all of the 11,055,918 shares of Chuska common stock outstanding in exchange for 14,210,357 shares of newly-issued Harken common stock. The Board of Directors of both Harken and Chuska approved the Merger as described in the Merger Agreement, and the necessary approvals by the stockholders of both Harken and Chuska were obtained at special meetings of stockholders which were held by each company on February 15, 1993. In addition, each of the Boards of Directors of Chuska and Harken received a fairness opinion from a financial advisor that the Exchange Ratio was fair to the holders of Chuska common stock and the holders of Harken common stock from a financial point of view. The Boards of Directors of Harken and Chuska received such opinion on January 13, 1993. The registration statement (including the prospectus/joint proxy statement for the special meeting of stockholders of each company) covering the shares of Harken common stock to be issued pursuant to the Merger Agreement was declared effective by the SEC on January 15, 1993.

     In connection with the merger, Harken agreed to pay the financial advisor, Howard, Weil, Labouisse, Friedrichs Incorporated ("Howard Weil"), a total of 50,000 shares of restricted Harken common stock for its services in connection with rendering a fairness opinion to the Harken Board of Directors relating to the merger, such shares to be issued upon the consummation of the merger transaction. Chuska paid Howard Weil a cash fee in connection with rendering the fairness opinion to its Board of Directors.

     Chuska is engaged, through its subsidiaries, in the business of exploring for and producing oil and gas in the Aneth Field and Blanding Sub-Basin portions of the Paradox Basin in Utah, Arizona and New Mexico, and in the Western Paradox Basin in Utah. Chuska's operations in the Paradox Basin are primarily concentrated on the 16 million acre Navajo Indian Reservation (the "Reservation"), which comprises portions of Arizona, New Mexico and Utah. In addition to its oil and gas exploration activities, Chuska also has an interest in a gas processing plant in or near the Paradox Basin, the Aneth Gas Plant, on the Utah portion of the Reservation.

     Chuska currently has two operating agreements (the "Tribal Agreements") with the Navajo Tribe of Indians (the "Tribe" or the "Navajo Nation") allowing oil and gas exploration and development on an aggregate 53,430 acres of Navajo tribal lands on the Reservation (the "Tribal Lands"). Chuska has the right to explore for, produce, and sell oil, natural gas, and other specified gases until July 20, 2012, under the Tribal Agreement effective July 20, 1987 (the "1987 Tribal Agreement") and until August 26, 2003, under the Tribal Agreement effective August 26, 1983 (the "1983 Tribal Agreement"). Any acreage under the 1987

Tribal Agreement which is not held by production as of July 1995, will expire. All non-productive acreage under the 1983 Tribal Agreement has previously expired.

     The Navajo Nation receives 30% of gross revenues from the sale of production of oil and gas under the 1983 Tribal Agreement and 20% under the 1987 Tribal Agreement (this 20% is subject to an increase to 23% with respect to each barrel of oil sold for more than $22 after July 1994). Under both Tribal Agreements, the Tribe is entitled to receive an escalated 50% of all gross proceeds recovered over $35 per barrel of oil. Under the 1983 Tribal Agreement, the Tribe receives 50% of all gross proceeds over $4 per MCF of gas. Under the 1987 Tribal Agreement, the Tribe receives 40% of all gross proceeds over $8 per MCF of gas.

     In addition to the Tribe's share of gross proceeds, designation consideration and delay rentals, Chuska pays severance tax and possessory interest tax ("PIT") to the Tribe. The severance tax is payable monthly and is 4% of Chuska's gross proceeds from sales of oil and gas, after deducting the Tribe's share of gross proceeds. The PIT is assessed once a year and is calculated as a specified percentage of a defined discounted present value of projected future cash flows (net of the Tribe's share of gross proceeds) from existing proven reserves as of January 1 of the year for which the PIT is assessed, although the Tribe actually retains title to those reserves. The PIT is payable in two installments. Chuska is also required to pay the Tribe land damage costs relating to Chuska's seismic and drilling activities.

     CHAP Venture -- In order to develop the Tribal Lands, Chuska sold an undivided 50% interest in gross proceeds under the Tribal Agreements to Amadeus Petroleum, Inc., Bligh Petroleum, Inc., Crusader, Inc., C.A.B. Resources, Inc. (an affiliate of Crusader, Inc.), Australian Hydrocarbons, Inc., Jindavik Petroleum, Inc., and Paroo Petroleum (USA), Inc. (collectively the "Australian Group") effective August 1, 1988, and formed the CHAP Venture. CHAP is not a legal entity, although it is a tax partnership. Effective March 1, 1990, Chuska sold 20% of its CHAP interest to Global Natural Resources Corporation of Nevada ("Global"), which interest was repurchased by Chuska effective January 1, 1993, resulting in Chuska again holding a 50% total interest in CHAP.

     Each CHAP co-venturer pays its respective participating interest share of costs and expenses and receives its participating interest share of revenues. Chuska is the operator for CHAP and communicates with and makes proposals to an Operating Committee composed of Chuska representatives and a representative of each of the non-operators. As operator, Chuska is reimbursed by CHAP for indirect costs incurred on behalf of CHAP or in the pursuit of CHAP activities.

     Greater Blanding -- During 1991, a venture between Sunfield Energy Company ("Sunfield", a wholly-owned subsidiary of Chuska), Amadeus Petroleum, Inc., Bligh Petroleum, Inc., and Jindavik Petroleum, Inc., was formed to explore and develop properties in a portion of the Blanding Sub-Basin designated internally as the "Greater Blanding" project. The venture has no separate legal status or existence except as a tax partnership. Sunfield is the operator of the venture, and all costs and expenses of the venture are borne and paid by, and all property, revenues and other benefits are to be allocated to and owned by, each venturer in the ratio of its respective participating working interest; however, the three non-Sunfield parties agreed to carry $600,000 of qualifying capital expenditures allocable to Sunfield in connection with the Greater Blanding project and/or the Central Blanding project (see "Central Blanding" below). Sunfield owns a 60% interest in the Greater Blanding project.

     In connection with the operation of the Greater Blanding venture, Sunfield is reimbursed for direct and indirect costs incurred on behalf of the venture. The area termed Greater Blanding includes an area of mutual interest (AMI) north of the Navajo Reservation area being explored by Chuska pursuant to the Tribal Agreements.

     Central Blanding -- During 1991, a venture between Sunfield, Global, Amadeus Petroleum, Inc., Bligh Petroleum, Inc., and Jindavik Petroleum, Inc. was formed. During 1992, a 10% interest in the venture was assigned from Global to Holly Petroleum. The venture has no separate legal status or existence except as a tax partnership. Sunfield is the operator of the venture, and all costs and expenses of the venture are borne and paid by, and all property, revenues and other benefits are to be allocated to and owned by each venturer in the ratio of its respective participating working interest. The Global interest was repurchased by Sunfield effective January 1, 1993, resulting in Sunfield holding a 70% total interest in the Central Blanding venture.

     In connection with the operation of the Central Blanding venture, Sunfield is reimbursed for direct and indirect costs incurred on behalf of the venture. The area termed Central Blanding includes an area of mutual interest (AMI) north of the area of the Navajo Reservation being explored by Chuska pursuant to the Tribal Agreements. There is no overlap between the Greater Blanding AMI and the Central Blanding AMI.

     Western Paradox -- During 1991, Sunfield began the acquisition of acreage for an oil and gas exploration project in a portion of central Utah northwest of the Greater Blanding and Central Blanding projects. Subsequent to December 31, 1993, Sunfield has entered into a seismic sharing agreement with an industry partner to begin geophysical and exploration efforts in the Western Paradox area.

WELL SERVICING OPERATIONS

     Harken formed Harken International, Ltd. ("HIL") as a wholly owned subsidiary whose major domestic assets are 100% of the outstanding stock of Burns Drilling Company, Inc. ("Burns"), a contract drilling subsidiary, and Supreme, a well servicing subsidiary.

     Supreme provides services to oil and gas exploration and production companies for the maintenance and workover of existing oil and gas wells and the completion of newly drilled wells. Supreme generally provides the well servicing rig, the crew to operate it and other auxiliary equipment as needed. Supreme was operating 12 workover and swab rigs in Texas at December 31, 1993. The well servicing operations are affected by the same seasonal operational trends as the contract drilling business as well as by weather conditions.

CONTRACT DRILLING OPERATIONS

     In April 1991, Harken made the decision to suspend domestic contract drilling operations due to decreased demand and increased competition, particularly in the Austin Chalk trend in South Texas. In December 1991, HIL made the decision to attempt to sell certain of its drilling rigs and related domestic assets which are not suitable for the pursuit of international drilling opportunities. As a result of its decision to sell certain of its drilling rigs and related domestic assets, Harken recognized a non-cash charge of $7.1 million to fourth quarter 1991 operations to decrease the carrying value of those assets. All remaining contract drilling rigs were idle at December 31, 1992 and 1993.

     In January 1994, Harken made the decision to liquidate its remaining drilling rigs and related assets and apply the proceeds primarily to its international exploration efforts, specifically in Colombia and Bahrain. As a result of this decision, Harken recognized an additional non-cash charge of approximately $3,100,000 during the fourth quarter of 1993.

INDUSTRY RISKS

     Price Volatility. The revenues generated by Harken are highly dependent upon the prices of oil and gas. The currently unsettled energy market makes it difficult to estimate future prices of oil and natural gas. Fluctuations in energy prices are caused by a number of factors, including regional, domestic and international demand, energy legislation, federal or state taxes (if any) on sales of crude oil and natural gas, production guidelines established by the Organization of Petroleum Exporting Countries ("OPEC"), and the relative abundance of supplies of alternative fuel such as coal. Additionally, changing international economic and political conditions may have a substantial impact upon crude oil and natural gas prices. Many of these factors which can affect energy prices are beyond the control of Harken.

     Business Risks. Harken must continually acquire or explore for and develop new oil and gas reserves to replace those being depleted by production. Without successful drilling or acquisition ventures, Harken's oil and gas assets, properties and the revenues derived therefrom will decline over time. To the extent Harken engages in drilling activities, such activities carry the risk that no commercially viable oil or gas production will be obtained. The cost of drilling, completing and operating wells is often uncertain. Moreover, drilling may be curtailed, delayed or canceled as a result of many factors, including shortage of available working capital, title problems, weather conditions, environmental concerns, shortages of or delays in delivery of equipment, as well as the financial instability of well operators, major working interest owners and drilling and well servicing companies. The availability of a ready market for Harken's oil and gas depends on numerous factors beyond their respective control, including the demand for and supply of oil and gas, the proximity of Harken's natural gas reserves to pipelines, the capacity of such pipelines, fluctuation in seasonal demand, the effects of inclement weather, and government regulation. New gas wells may be shut-in for lack of a market until a gas pipeline or gathering system with available capacity is extended into the area.

     In February 1994, the Navajo Nation issued a moratorium on future oil and gas development agreements and exploration on lands situated within the Aneth Chapter on the Navajo Reservation, which is an area that includes much of Chuska's undeveloped acreage. It is unknown what effect, if any, this resolution will have on Chuska's operations.

     Operating Hazards and Uninsured Risks. The operations of Harken are subject to the inherent risks normally associated with exploration for and production of oil and gas, including blowouts, cratering, pollution and fires, each of which could result in damage to or destruction of oil and gas wells or production facilities or damage to persons and property. As is common in the oil and gas industry, Harken is not fully insured against all of these risks, either because insurance is not available or because Harken has elected to self-insure due to high premium costs. The occurrence of a significant event that is not fully insured against could have a material adverse effect on Harken's financial condition.

     Environmental Regulation. The activities of Harken are subject to various Navajo, federal, state, and local laws and regulations covering the discharge of material into the environment or otherwise relating to protection of the environment. In particular, Harken's oil and gas exploration, development, production, its activities in connection with storage and transportation of liquid hydrocarbons and its use of facilities for treating, processing, recovering, or otherwise handling hydrocarbons and wastes therefrom are subject to stringent environmental regulation by governmental authorities. Such regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning Harken's oil and gas wells and other facilities.

     The Aneth Gas Plant facility, of which Chuska is a co-owner, was in operation for many years prior to Chuska's becoming an owner. The operations at the Aneth Gas Plant previously used open, unlined drip pits for storage of various waste products. The plant owners have replaced all of the open ground pits currently being used with steel tanks. The plant owners are currently in the process of closing the open ground pits.

     Texaco, the plant's operator, received a letter from the EPA dated July 2, 1991 and a subsequent letter dated June 8, 1992, in which the EPA requested certain information in order to determine if there had been at the Aneth Gas Plant the release of hazardous substances to the environment. Texaco has advised Chuska that certain information was supplied to the EPA pursuant to this request. Subsequently, core samples in and around certain pit areas were taken by the EPA and Texaco jointly. The EPA has responded to the initial sampling of the drip pits and Texaco is now planning the next phase of required evaluation.

     Texaco has indicated to Chuska that it believes that some of these pits may require reclamation or remediation. In the event such action should or must be taken, the plant owners, including Chuska, will seek contractual indemnification from the previous owner of the Aneth Gas Plant for the costs incurred in the reclamation and remediation process. At this time, however, it is impossible for Chuska to determine or estimate the costs of the cleanup at the Aneth Gas Plant or if the prior owner will indemnify the present owners, including Chuska, for such costs.

     Harken has expended significant resources, both financial and managerial, to comply with environmental regulations and permitting requirements and anticipates that it will continue to do so in the future. Although Harken believes that its respective operations and facilities are in general compliance with applicable environmental laws and regulations, risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities will not be incurred in the future. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from Harken's operations, could result in substantial costs and liabilities in the future.

     Imprecise Nature of Reserve Estimates. Reserve estimates are imprecise and may be expected to change as additional information becomes available. Furthermore, estimates of oil and gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

     Competitive Factors in Oil and Gas Industry. The oil and gas industry is highly competitive in all its phases. Competition is particularly intense respecting the acquisition of desirable producing properties and the sale of oil and natural gas production. Harken's competitors in oil and gas exploration, development and production, as well as well servicing, include major oil companies and numerous independent oil and gas companies, and individual producers and operators. Many of Harken's competitors possess and employ financial and personnel resources substantially greater than those which are available to Harken and may, therefore, be able to pay greater amounts for desirable leases and to define, evaluate, bid for and purchase a greater number of producing prospects than the financial or personnel resources of Harken will permit.

     Production and Revenues. The following table shows for the periods indicated operating information attributable to Harken's oil and gas interests. The 1990 information represents ten months activity because Harken's producing oil and gas properties were transferred to HAP effective November 1, 1990. The 1993 information reflects the February 15, 1993 merger with Chuska.

                                                   YEAR ENDED DECEMBER 31,
                                 ------------------------------------------------------------
                                   1989          1990         1991        1992        1993
                                 ---------    ----------    --------    --------    ---------
    Production:
      Oil (Bbls)...............    250,000       199,000          --          --      185,000
      Natural Gas (Mcf)........  2,092,000     1,605,000          --          --      429,000
    Revenues:
      Oil......................  $4,519,000   $4,325,000    $     --    $     --    $2,989,000
      Natural Gas..............  3,407,000     2,599,000          --          --      792,000
                                 ---------    ----------    --------    --------    ---------
              Total............  $7,926,000   $6,924,000    $     --    $     --    $3,781,000
                                 ---------    ----------    --------    --------    ---------
                                 ---------    ----------    --------    --------    ---------
    Unit Prices:
      Oil (per Bbl)............  $   18.08    $    21.73    $     --    $     --    $   16.16
      Natural Gas (per Mcf)....  $    1.63    $     1.62    $     --    $     --    $    1.85
      Production costs per
         equivalent barrel.....  $    4.72    $     6.65    $     --    $     --    $    4.98
      Amortization per
         equivalent barrel.....  $    5.22    $     8.40    $     --    $     --    $    5.58

     Acreage and Wells. At December 31, 1993, Harken owned interests in the following oil and gas wells and acreage, primarily through Chuska:

                                                                 DEVELOPED          UNDEVELOPED
                              GROSS WELLS      NET WELLS          ACREAGE             ACREAGE
                              -----------    -------------    ---------------    ------------------
             STATE            OIL     GAS     OIL     GAS     GROSS      NET      GROSS       NET
    ------------------------  ---     ---    -----    ----    ------    -----    -------    -------
    Arizona.................   0       5      0.00    2.60     4,475    2,238        970        485
    New Mexico..............  14       0      7.00    0.00       670      335      8,750      4,375
    Oklahoma................  10      11      0.14    0.09        --       --         --         --
    Texas...................   6       0      0.01    0.00        --       --         --         --
    Utah....................  40       0     18.00    0.00    21,928    6,671    174,680    139,460
                              ---     ---    -----    ----    ------    -----    -------    -------
              Total.........  70      16     25.15    2.69    27,073    9,244    184,400    144,320
                              ---     ---    -----    ----    ------    -----    -------    -------
                              ---     ---    -----    ----    ------    -----    -------    -------

     Drilling Activity. The following table summarizes certain information concerning Harken's activity drilled by HAP during 1991 and 1992 and by Chuska during 1993.

                                                             NUMBER OF WELLS DRILLED
                                     -----------------------------------------------------------------------
                                          EXPLORATORY             DEVELOPMENTAL                TOTAL
                                     ---------------------    ---------------------    ---------------------
                                     PRODUCTIVE    DRILLED    PRODUCTIVE    DRILLED    PRODUCTIVE    DRILLED
                                     ----------    -------    ----------    -------    ----------    -------
    1991...........................       0           6           29           39          29           45
    1992...........................       0           0            2            2           2            2
    1993...........................       1           3            1            1           2            4
                                          -           -           --           --          --           --
              Total................       1           9           32           42          33           51
                                          -           -           --           --          --           --
                                          -           -           --           --          --           --

     A well is considered "drilled" when it is completed. A productive well is completed when permanent equipment is installed for the production of oil or gas. A dry hole is completed when it has been plugged as required and its abandonment is reported to the appropriate government agency.

     As of December 31, 1993, no wells were in process of drilling.

     Regulatory Items. The production of oil and gas is subject to extensive Navajo, federal and state laws, rules, orders and regulations governing a wide variety of matters, including the drilling and spacing of wells, allowable rates of production, prevention of waste and pollution and protection of the environment. In addition to the direct costs borne in complying with such regulations, operations and revenues may be impacted to the extent that certain regulations limit oil and gas production to below economic levels. Although the particular regulations applicable in each state in which operations are conducted vary, such regulations are generally designed to ensure that oil and gas operations are carried out in a safe and efficient manner and to ensure that similarly-situated operators are provided with reasonable opportunities to produce their respective fair shares of available oil and gas reserves. However, since these regulations generally apply to all oil and gas producers, management of Harken believes that these regulations should not put Harken at a material disadvantage to other oil and gas producers.

     Certain sales, transportation, and resales of natural gas by Harken are subject to Navajo, federal and state laws and regulations, including, but not limited to, the Natural Gas Act (NGA), the NGPA and regulations promulgated by the FERC under the NGA, the NGPA and other statutes. The provisions of the NGA and NGPA, as well as the regulations thereunder, are complex, and can affect all who produce, resell, transport, purchase or consume natural gas.

     Although recent FERC transportation regulations do not directly apply to Harken because they are not engaged in rendering jurisdictional transportation services, these regulations do affect the operations of Harken by virtue of the need to deliver its gas production to markets served by interstate or intrastate pipelines. In most instances, interstate pipelines represent the only available method of accomplishing such transportation.

EMPLOYEES

     As of December 31, 1993, Harken had 101 employees, including 52 employees in its well servicing operations. Harken has experienced no work stoppages or strikes as a result of labor disputes and considers relations with its employees to be satisfactory. Harken maintains group life, medical, dental, surgical and hospital insurance plans for its employees.

ITEM 2. PROPERTIES

     See "Item 1. Business" for discussion of properties and locations.

ITEM 3. LEGAL PROCEEDINGS

     Harken is currently involved in various lawsuits. In Management's opinion, the determination against Harken of any of these suits would not have a material effect on Harken.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Since March 18, 1991, Harken's common stock ("Common Stock") has been listed on the American Stock Exchange and traded under the symbol HEC. From August 30, 1989 through March 15, 1991, Harken's Common Stock was listed on the New York Stock Exchange and traded under the symbol HEC. On February 18, 1991, the stockholders of Harken approved an amendment to Harken's Certificate of Incorporation to reduce the par value of Harken's Common Stock from $1.00 to $0.01 per share. At February 15, 1994, there were approximately 3,531 holders of record of Common Stock.

     The following table sets forth, for the periods indicated, the reported high and low sales prices of the Common Stock on the American Stock Exchange Composite Tape after such date.

                                                                            PRICES
                                                                       -----------------
                                                                       HIGH         LOW
                                                                       ----         ----
    1992 -- First Quarter............................................  $6 1/4      $2 1/8
            Second Quarter...........................................   2 7/8       2 1/4
            Third Quarter............................................   3           1 13/16
            Fourth Quarter...........................................   3 1/4       2
    1993 -- First Quarter............................................   3 1/4       1 3/16
            Second Quarter...........................................   1 11/16       15/16
            Third Quarter............................................   1 1/4         13/16
            Fourth Quarter...........................................   1 13/16     1

DIVIDENDS

     Harken has not paid any cash dividends on the Common Stock since its organization and it is not contemplated that any cash dividends will be paid on shares of Common Stock in the foreseeable future.

     Harken's shares of Series C Cumulative Convertible Preferred Stock, par value $1.00 per share ("Series C Preferred") were to accrue a cumulative dividend of 12% per year and have a mandatory redemption feature of $10 per share, plus any accrued but unpaid dividends, beginning on June 30, 1993, and continuing annually until June 30, 1998. As of December 31, 1992 and 1993, only the 186,760 shares of Series C Preferred held by Tejas Power Corporation ("Tejas") are currently outstanding. During 1991, in connection with the issuance of 1,000 shares of Tejas preferred stock to Harken, Tejas agreed to waive certain of the provisions under the terms of the Harken Series C Preferred, including the payment of the 12% annual dividend.

ITEM 6. SELECTED FINANCIAL INFORMATION AND OTHER DATA

                                                   1989(1)         1990          1991(5)       1992(5)         1993
                                                 -----------    -----------    -----------    ----------    ----------
Revenues.......................................  $17,684,000    $21,759,000    $ 6,774,000    $6,430,000    $8,675,000
Income (loss) from continuing operations.......  $(1,117,000)   $(8,304,000)   $(12,606,000)  $  333,000    $(5,494,000)
Income (loss) from discontinued operations.....  $(11,449,000)  $(32,884,000)  $(2,997,000)   $       --    $       --
Extraordinary item.............................  $        --    $        --    $        --    $  172,000    $       --
Net income (loss)..............................  $(12,566,000)  $(41,188,000)  $(15,603,000)  $  505,000    $(5,494,000)
Net income (loss) per common share:
  Income (loss) from continuing operations.....  $     (0.14)   $     (0.37)   $     (0.31)   $     0.00    $    (0.09)
  Discontinued operations......................        (0.35)         (1.01)         (0.07)           --            --
  Extraordinary item...........................           --             --             --          0.00            --
                                                 -----------    -----------    -----------    ----------    ----------
  Net income (loss)............................  $     (0.49)   $     (1.38)   $     (0.38)   $     0.00    $    (0.09)
                                                 -----------    -----------    -----------    ----------    ----------
                                                 -----------    -----------    -----------    ----------    ----------
Current assets.................................  $108,745,000   $94,038,000    $15,560,000    $13,911,000   $6,698,000
Current liabilities............................  $103,129,000   $101,094,000   $15,122,000    $10,201,000   $6,533,000
                                                 -----------    -----------    -----------    ----------    ----------
Working capital (deficit)......................  $ 5,616,000    $(7,056,000)   $   438,000    $3,710,000    $  165,000
                                                 -----------    -----------    -----------    ----------    ----------
                                                 -----------    -----------    -----------    ----------    ----------
Working capital (deficit) from continuing
  operations...................................  $  (895,000)   $   328,000    $   438,000    $3,710,000    $  165,000
Total assets...................................  $292,040,000   $260,607,000   $37,664,000    $34,872,000   $37,731,000
Long-term obligations:
  Long-term debt and other liabilities.........  $   427,000    $   302,000    $ 1,276,000    $       --    $       --
  Notes payable to related parties(4)..........  $23,938,000    $ 4,761,000    $   253,000    $       --    $       --
  Redeemable preferred stock(3)................  $30,000,000    $30,000,000    $ 9,000,000    $1,868,000    $1,868,000
                                                 -----------    -----------    -----------    ----------    ----------
        Total..................................  $54,365,000    $35,063,000    $10,529,000    $1,868,000    $1,868,000
                                                 -----------    -----------    -----------    ----------    ----------
                                                 -----------    -----------    -----------    ----------    ----------
Stockholders' Equity...........................  $31,442,000    $ 3,000,000    $11,499,000    $20,316,000   $28,963,000
Redeemable preferred stock outstanding.........    3,000,000      3,000,000        900,000       186,760       186,760
Common stock of subsidiary held by minority
  interest outstanding.........................      621,000             --             --            --            --
Weighted average common stock outstanding......   33,191,448     32,533,137     42,519,373    45,752,936    58,392,901
Proved reserves at end of year(2):
  Bbls of oil..................................    1,880,000             --             --            --     1,035,000
  Mcf of gas...................................   29,297,000             --             --            --     4,970,000
  Future net revenues..........................  $62,782,000    $        --    $        --    $       --    $13,707,000
  Present value (discounted at 10% per year)...  $42,043,000    $        --    $        --    $       --    $8,230,000

- ---------------

(1) Financial information for this year has been restated to reflect the effects of the rights offering of Harken in 1991, as the result of which E-Z Serve Corporation and Tejas Power Corporation, former Harken gasoline retailing and natural gas gathering and marketing subsidiaries, respectively, became stand-alone public companies. See "Notes to Consolidated Financial Statements, Note 2 -- Discontinued Operations" contained in Part II, Item 8.

(2) These estimated reserve quantities, future net revenues and present value figures are related solely to proved reserves. No consideration has been given to probable or possible reserves. Oil and gas prices were held constant except where future price increases were fixed and determinable under existing contracts and government regulations. Operating costs were held constant. Harken's share of an equity method investee's proved oil and gas reserves are not reflected in these amounts. Effective November 1, 1990, Harken transferred its oil and gas properties to a newly-formed limited partnership. In addition, effective February 15, 1993, Harken consummated a merger whereby Chuska Resources Corporation ("Chuska") became a wholly-owned subsidiary of Harken. Only the 1993 amounts reflect the proved reserve quantities and future net revenues of Chuska. (See "Notes to Consolidated Financial Statements, Notes 3 and 12 -- Acquisitions and Oil and Gas Disclosures" contained in Part II, Item 8.)

(3) See "Notes to Consolidated Financial Statements, Note 7 -- Redeemable Preferred Stock" contained in Part II, Item 8, for a discussion of Harken Series C Preferred Stock.

(4) Notes payable to related parties at December 31, 1989, included approximately $13,027,000 of principal and interest payable to affiliates of major stockholders pursuant to the repurchase of 6,908,176 shares of Harken common stock owned by a former stockholder. Effective January 1, 1990, these affiliates agreed to exchange their notes, including accrued interest, for Harken common stock. In addition, notes payable to related parties at December 31, 1989 included $10,911,000 of advanced funds from E-Z Serve Corporation, which was repaid by Harken in 1990.

(5) Revenues and Total Assets amounts in 1991 and 1992 reflect the formation of Harken Anadarko Partners, L.P. whereby Harken transferred its domestic oil and gas property interests to the limited partnership effective November 1, 1990. As a result, Harken did not reflect direct oil and gas operating revenues, expenses or depreciation and amortization from these properties in its statements of operations for these years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

     The following table presents certain data for major operating segments of Harken for the years ended December 31, 1991, 1992 and 1993. A discussion follows of certain significant factors which have affected Harken's operating results during such periods. This discussion should be read in conjunction with Harken's Consolidated Financial Statements and related footnotes contained in
Part II, Item 8.

                                                                      YEAR ENDED DECEMBER 31,
                                                                    ---------------------------
                                                                    1991       1992       1993
                                                                    -----      -----      -----
EXPLORATION AND PRODUCTION SEGMENT(1)
  Management fee income ($000)....................................  1,266      1,110        300
  Revenues ($000):
     Oil sales....................................................     --         --      2,989
     Gas sales and gas plant revenues.............................     --         --      1,981
  Gain on sale of partnership interest ($000).....................     --      1,449         --
WELL SERVICING AND CONTRACT DRILLING SEGMENT
  Well servicing revenues ($000)..................................  2,266      2,027      2,074
  Well servicing gross profit ($000)..............................    965      1,080      1,138
  Contract drilling revenues ($000)...............................  1,317         --         --
  Contract drilling gross profit ($000)...........................    256         --         --
CORPORATE AND OTHER REVENUES
  Interest income ($000)..........................................  1,120        822        225
  Other income ($000).............................................    805      1,022      1,106

- ---------------

(1) Effective February 15, 1993, Harken consummated a merger whereby Chuska Resources Corporation ("Chuska") became a wholly-owned subsidiary of Harken.

OVERVIEW

     Harken reported a net loss for the year ended December 31, 1993, of $5,494,000. Effective February 15, 1993, Harken consummated a merger pursuant to which Chuska Resources Corporation ("Chuska") became a wholly-owned subsidiary of Harken. As a result of the merger with Chuska, Harken began reflecting oil and gas sales revenues and related operating expenses and depreciation and amortization in 1993. Harken's exploration and production segment generated gross revenues of $5,505,000 and gross profit before depreciation and amortization and general and administrative expenses totalled $3,680,000 during 1993, primarily generated from the Chuska acquisition. Harken's well servicing operations, through Supreme Well Service ("Supreme"), generated gross revenues of $2,074,000 and gross profit before depreciation and amortization and general and administrative expenses totalled $1,138,000. Contributing to the net loss for 1993 was the decision to liquidate Harken's remaining contract drilling rigs and related assets whereby Harken recognized a non-cash charge of approximately $3,100,000 during the fourth quarter of 1993 in order to reduce the carrying value of these remaining rigs to liquidation value. These drilling rigs had not previously been written down in 1991, as Harken pursued deploying these rigs internationally. The proceeds from the sale of these drilling rigs will be used primarily by Harken for its international exploration efforts. Such international exploration efforts continued in 1993, particularly in Bahrain and Colombia. Harken completed its first year work commitment in Colombia for the Alcaravan Association Contract and also entered into a second Association Contract in January 1994 for the Bocachico area of Colombia in the Middle Magdelena Basin. In addition to the above write down of drilling rigs and related assets, Harken also expensed a total of $551,000 of accrued interest related to certain non-recourse notes receivable from certain current and former employees, officers and directors.

     Harken reported net income for the year ended December 31, 1992, of $505,000. In December 1992, Harken entered into a Purchase and Sale Agreement pursuant to which Harken sold its 12% general partner's interest in its managed limited partnership, Harken Anadarko Partners, L.P. ("HAP"), for cash of $2,650,000. The transaction resulted in Harken recognizing a gain on the sale of $1,449,000 during December 1992. As a result of this gain, segment operating profit for Harken's exploration and production operations was $2,872,000 during 1992. Harken's international operations continued to be very active during 1992. Despite announcing in February 1993 that the second well to be drilled in Bahrain, the Muharraq No. 1, had been plugged and abandoned, Harken's other international efforts during 1992 resulted in significant opportunities. During the third quarter of 1992, Harken entered into an Association Contract to conduct a seismic and exploratory drilling program in the Alcaravan area of Colombia. All of Harken's revenues during 1992 continued to be domestic, including Harken's well servicing operations, which through Supreme generated revenues of $2,027,000 during 1992.

     Harken incurred a net loss from continuing operations for the year ended December 31, 1991, of approximately $12.6 million. In April 1991, Harken suspended its contract drilling operations due to decreased demand and increased competition, resulting in greatly reduced contract drilling revenues and related operating expenses. Contributing to the operating loss was the decision in late 1991 to write down Harken's carrying value in certain drilling rigs and related domestic assets by $7.1 million. These assets were deemed not to be part of Harken's operating plans for the future due to Harken's decision to focus on the international oilfield services industry. Such asset write down is included in Provision for Impairment of Contract Drilling Rigs and Related Equipment in Harken's financial statements. In addition, oil and gas sales revenues and related operating expenses were eliminated in 1991 due to the November 1, 1990, transfer of producing oil and gas properties to a newly-formed limited partnership, Harken Anadarko Partners, L.P. ("HAP"). In addition to the non-cash write down discussed above, Harken also incurred a non-cash loss for its equity in the loss of partnership of $3.0 million resulting from Harken's 12% interest in HAP.

EXPLORATION AND PRODUCTION OPERATIONS

     With the February 15, 1993 merger with Chuska, Harken reported and received a direct interest in its oil and gas exploration and production operations during 1993. In the prior two years, Harken conducted its exploration and production activities through its 12% general partner's interest in HAP, and accounted for its interest in HAP's operations using the equity method, whereby Harken recorded its interest in HAP's oil and gas operating revenues, expenses and depreciation and amortization through its Equity in Income (Loss) of Partnership account. Gross oil and gas sales revenues during 1993 reflect the operations of Chuska, which consists primarily of the production of oil and gas reserves in the Aneth Field and Blanding Sub-Basin portions of the Paradox Basin in Utah, Arizona and New Mexico, primarily on the Navajo Indian Reservation. Such operations are conducted through Chuska's interests in the CHAP Venture, Greater Blanding venture and Central Blanding venture. Gross oil revenues reflect the overall weak demand experienced by the industry, resulting in low oil pricing, particularly during the fourth quarter of 1993. Revenues from gas sales totalled $792,000 and were enhanced by production from a new 1993 successful gas well drilled in the Black Rock Field in Arizona. Harken drilled four wells during 1993 and is largely dependent on future drilling success to offset the production declines typically experienced in the region. Harken recognized $1,189,000 in gas plant revenues, primarily from Chuska's plant owner interest in the Aneth Plant which serves many of the Utah properties.

     Oil and gas operating expenses consist of lease operating expenses and gas plant expenses, along with a number of production and reserve-based taxes, including Utah severance, conservation, and property taxes and Navajo severance and possessory interest taxes.

     In December 1992, Harken, through a subsidiary, entered into a Purchase and Sale Agreement ("the Agreement") pursuant to which Harken sold its 12% general partner's interest in HAP to an affiliate of a major stockholder who served as sole limited partner. The closing of the Agreement was completed on December 30, 1992. Pursuant to the Agreement, Harken was paid consideration in cash of $2,650,000 for the sale of this partnership interest and certain contract rights associated therewith. The transaction resulted in Harken recognizing a gain of $1,449,000 during December 1992.

     Under the terms of the Agreement, Harken continued to manage the oil and gas property interests of HAP and operate certain partnership properties. Harken was paid a management fee of $50,000 per month to manage the HAP interest in such properties in addition to the fees it received for serving as operator of the properties pursuant to applicable joint operating agreements. During the second quarter of 1993, HAP sold its interests in all oil and gas properties operated by Harken and Harken ceased to manage the partnership. As a result of the above transactions, Harken earned only $300,000 in management fees during 1993 compared to $1,110,000 during 1992. During 1991, Harken received management fees totalling $1,266,000, primarily consisting of $100,000 per month it received from HAP.

     Prior to the sale, Harken recorded a $107,000 equity in loss of partnership during 1992 relating to its 12% equity method interest in HAP's net loss at the time of the sale. During 1991, however, Harken recorded a $3.0 million equity in loss of partnership, as HAP incurred a $24.1 million loss during 1991 primarily caused by a $21.1 million full cost ceiling write down principally resulting from lower crude oil prices at December 31, 1991.

     During 1993, Harken received $903,000 of operator overhead fees and operator cost reimbursements, with the decrease from 1992 caused by the above mentioned sale by HAP of all remaining oil and gas properties operated by Harken. Operator overhead fees and other cost reimbursements during 1992 were $1,901,000 compared to $2,539,000 during 1991 due to the sale by HAP during 1992 of certain properties operated by Harken. Harken accounts for operator fees and reimbursements as a reduction to general and administrative expenses in its statements of operations.

     In addition to the above operations, Harken earned certain fees from leasing company owned compressors to certain properties it operated, as well as receiving prospect fees from the sale of Harken prospects to HAP, as provided for in the HAP partnership agreement. Such prospect and compressor fee income totalled $83,000 during 1993, compared to $284,000 in 1992 and $352,000 in 1991.
The decrease each year was due to the reduction in HAP's operations.

WELL SERVICING OPERATIONS

     Harken's well servicing revenues totalled $2,074,000 in 1993 compared to $2,027,000 in 1992 and $2,266,000 in 1991. Supreme generated its revenue from the operations of 7 well service rigs and 2 swab rigs during most of 1993, although 3 additional well service rigs were purchased during the fourth quarter. Similarly, well servicing operating expenses, which consist principally of contract labor and supplies, have totalled $936,000 in 1993, $947,000 in 1992 and $1,301,000 in 1991. Harken continues to monitor operating costs closely, working to reduce costs by focusing exclusively in the South Texas region and closing its Oklahoma office in early 1992.

CONTRACT DRILLING OPERATIONS

     Harken reported contract drilling revenues of $1,317,000 during 1991 prior to the decision to suspend those operations in April 1991 as discussed earlier. Harken continues to pursue opportunities for oilfield services internationally, where the opportunities to profitably deploy Harken's expertise and assets are generally greater than those available domestically. Consistent with this change in emphasis, in December 1991, Harken made the decision to attempt to sell certain of its drilling rigs and related domestic assets which were not suitable for the pursuit of international drilling opportunities. As a result of this decision, Harken recognized a non-cash charge of $7.1 million to fourth quarter 1991 operations to write down the carrying value of these assets to an estimated recoverable value. In January 1994, Harken made the decision to liquidate its remaining drilling rigs and related assets and apply the proceeds primarily to its international exploration efforts, specifically in Colombia and Bahrain. As a result of this decision, Harken recognized an additional non-cash charge of $3.1 million during the fourth quarter of 1993. Harken has included these charges as Provision for Impairment of Contract Drilling Rigs and Related Equipment during 1991 and 1993 in Harken's Statements of Operations.

INTEREST AND OTHER INCOME

     Interest income decreased in 1993 from 1992, and in 1992 from 1991, due to generally lower investment and cash balances, and due to the lower investment yields available during each of these years. Other income remained level compared to 1992 despite the decrease in compressor rental and prospect fees discussed above, due to an increase in E-Z Serve Preferred dividends and a realized gain on the sale of E-Z Serve common stock during 1993. Other income increased in 1992 from 1991 primarily due to the inclusion of approximately $100,000 per quarter in accrued E-Z Serve Preferred dividends. Harken first purchased E-Z Serve Preferred shares during the second quarter of 1991.

OTHER COSTS AND EXPENSES

     General and administrative expenses increased by approximately $1.1 million during 1993 as compared to 1992 primarily as a result of the increased administrative costs added as a result of the merger with Chuska. General and administrative expenses for 1993 includes costs related to certain offices of Chuska that have since been closed in an effort to reduce costs and improve efficiency. Harken has also taken efforts throughout 1993 to reduce total personnel with the objective of eliminating duplicative administrative and operational functions. In addition, as discussed above, Harken's operator overhead fees and other operator cost reimbursements which are netted against general and administrative expenses decreased by approximately $1.0 million due to the reduction in properties operated by Harken.

     General and administrative expenses decreased by approximately $1.6 million during 1992 as compared to 1991 due to Harken's continuing cost reduction measures which were taken in an effort to reduce administrative expenses to a level consistent with its reduced revenue base. In addition, certain additional administrative costs and professional fees were incurred during 1991 in connection with a Rights Offering. See discussion below of the Rights Offering.

     Depreciation and amortization increased by approximately $1.8 million due to the merger with Chuska, primarily due to the approximately $1.4 million in depreciation, depletion and amortization calculated on Chuska's oil and gas properties. Such calculation is made on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

     Provision for asset impairments during 1993 includes a total of $551,000 of accrued interest which was expensed related to certain non-recourse notes receivable from certain current and former employees, officers and directors. Provision for asset impairments totalled $726,000 during 1993 compared to $252,000 in 1992 and $478,000 in 1991.

     Interest expense increased during 1993 compared to 1992 due to the addition of short term borrowings which were acquired as part of the merger with Chuska. Such borrowings were paid in 1993. Interest expense decreased in 1992 compared to 1991 due primarily to the existence of related party debt during the first part of 1991 pursuant to the Rights Offering. At the effective date of the closing of the Rights Offering, Harken paid all but $237,000 of the principal and interest on this related party debt. New long-term notes payable to related parties were issued for this remaining $237,000 liability. These new long-term notes payable to the related parties were repaid by Harken during December 1992.

DISCONTINUED OPERATIONS

     Pursuant to a plan of reorganization approved by the Board of Directors, as of April 30, 1991, Harken completed a Rights Offering and related exchange transactions whereby its percentage ownership in the common stock of E-Z Serve Corporation ("E-Z Serve") and Tejas Power Corporation ("Tejas") decreased to 7.25% and 6.59%, respectively. The Rights Offering resulted in a discontinuance of Harken's refined products marketing and natural gas gathering, storage, and marketing operations. Harken estimated the net operating profit
(loss) for E-Z Serve and Tejas for the period from December 31, 1990 through the anticipated closing date of the Rights Offering to be approximately $(3,325,000) and $600,000, respectively and included such estimated net loss of $2,725,000 in Net Income (Loss) from Discontinued Operations at December 31, 1990. Additional losses of $1,524,000 and $1,473,000 have been reflected during the first quarter and April of 1991, respectively, to reflect the difference between the year end estimate and Harken's interest in actual results for these discontinued subsidiaries.

                        LIQUIDITY AND CAPITAL RESOURCES

     During the year ended December 31, 1993, Harken's working capital decreased approximately $3.5 million, primarily due to the accrual of certain liabilities totalling approximately $2.9 million associated with Chuska's operations and due to capital expenditures during 1993. Cash and temporary investments decreased by $7.0 million despite the $2.6 million of cash balances that were acquired from the merger with Chuska. Such cash usage was caused by cash used by operating activities of $3.9 million, $4.1 million of net capital expenditures and $1.6 million of repayments of debt. The cash used by operating activities was primarily caused by the payment of approximately $2.1 million of operator suspended revenues primarily related to amounts which were appropriately released upon the sale of operated properties by Harken's managed limited partnership, HAP. Since the acquisition of Chuska, Harken has closed three of Chuska's offices and taken steps to appropriately reduce personnel as part of the effort to reduce administrative expenditures and absorb Chuska's operations into Harken.

     During 1992, total proceeds from sales of assets of approximately $4.7 million plus $211,000 from net common stock proceeds funded approximately $5.3 million of cash utilized by operating activities, approximately $1.3 million of capital expenditures and $517,000 of total debt payments, resulting in a net decrease in cash of approximately $2.2 million during the year.

     During 1991, cash flows from operations of approximately $2.6 million were generated, proceeds from sales of assets were approximately $1.2 million, cash generated from issuance of common shares upon exercise of options was $453,000, and $1.5 million was generated from short term borrowings which were repaid with a portion of Harken's interest in a limited partnership. Such proceeds were used to fund approximately $5.7 million in Rights Offering expenses and working capital advances on behalf of Harken's discontinued operations and $953,000 in capital expenditures, and $171,000 of debt payments. Total 1991 activity resulted in approximately $1 million decrease in cash during the year.

     The February 1993 merger with Chuska has further enhanced Harken's asset base during 1993, and Chuska's operations have historically funded its capital expenditure needs. Harken continues to maintain no significant long term debt. In addition, since the Chuska merger, Harken is continuing to take steps to eliminate operational overlap to result in increased efficiency and a reduction in combined general and administrative costs. The merger transaction was consummated through the issuance of 14,210,357 newly issued shares of Harken common stock in exchange for all of the outstanding Chuska common stock.

     Harken has taken steps to appropriately reduce overhead costs and capital expenditures will be incurred only to the extent that cash flow from operations or additional financing sources are available. Harken believes that cash flow from operations will be sufficient to meet its operating cash requirements in 1994. Amounts required to fund international activities, including Colombia and Bahrain, as well as domestic drilling costs and other capital expenditures will be funded from existing cash balances, sale of assets, operating cash flows and industry partners. Harken includes in cash and temporary investments certain balances which are restricted to use for specific project expenditures, collateral or for distribution to outside interest owners and are not available for general working capital purposes. Such restricted cash amounts totalled $6,197,000 and $1,391,000 at December 31, 1992 and 1993, respectively.

     Colombian Operations -- During the third quarter of 1992, Harken, through a subsidiary, Harken de Colombia, Ltd., was awarded the exclusive right to explore for, develop and produce oil and gas throughout approximately 350,000 acres within the Alcaravan area ("Alcaravan") of Colombia. Alcaravan is located in Colombia's Llanos Basin and is located approximately 140 miles east of Santafe De Bogota. Harken and Empresa Colombiana de Petroleos ("Ecopetrol") have entered into an Association Contract ("Alcaravan Contract") which requires Harken to conduct a seismic and exploratory drilling program in the Alcaravan area ("work program") over the initial six (6) years. At the end of each of the six years in the work program, Harken has the option to withdraw from the Alcaravan Contract or to commit to the next year's work requirements. If Harken makes a commercial discovery of oil and/or gas which is approved by Ecopetrol, the standard terms of the Alcaravan Contract will apply. Such terms provide for Ecopetrol to reimburse Harken for 50% of its successful well costs expended up to the point of commercial discovery and to receive a 20% royalty interest and for both Ecopetrol and Harken to each have a 50% working interest. The term of the Alcaravan Contract will extend twenty-two (22) years from the date of any commercial discovery of oil and/or gas. Harken reprocessed in excess of 200 kilometers of seismic on the Alcaravan area and completed the acquisition of 52 kilometers of new seismic data over prospective areas in mid-February 1994. Harken is currently carrying on discussions with potential joint venture partners regarding potential drilling on the Alcaravan area.

     In January 1994, Harken announced that Harken de Colombia, Ltd. had signed its second Association Contract ("Bocachico Contract") with Ecopetrol, covering the Bocachico contract area. Under the Bocachico Contract, Harken has acquired the exclusive rights to conduct exploration activities and drilling on this area, which covers approximately 192,000 acres in the middle Magdelena Valley of Central Colombia.

     During the first year of the Bocachico Contract, Harken will conduct seismic activities on the land covered by this contract including reprocessing of at least 250 kilometers of existing seismic data and the acquisition of at least 35 kilometers of new seismic data. During each of the 2nd through the 6th contract years Harken may elect to continue the contract by committing to the drilling of at least one well during each contract year. During this initial six year term, called the Exploration Period under the Bocachico Contract, if Harken has discovered the existence of commercial production in the Bocachico Contract area, the Bocachico Contract will be further extended for a period of 22 years from the date of any commercial discovery of oil and/or gas. If Harken makes a commercial discovery of oil and/or gas which is approved by Ecopetrol, the standard terms of the Bocachico Contract will apply. Such terms provide for Ecopetrol to reimburse Harken for 50% of its successful well costs expended up to the point of commercial discovery and to receive a 20% royalty interest and for both Ecopetrol and Harken to each have a 50% working interest.

     In addition to reprocessing and acquiring seismic data during the first contract year of the Bocachico Contract, Harken intends to also conduct engineering studies to evaluate the potential for recovering existing oil reserves in the Rio Negro area, which is located in the northern portion of the Bocachico Contract area. Three wells were drilled, produced and subsequently abandoned by another contractor approximately 30 years ago in this area, which have provided information and data including production rates, well logs and pressure tests. This well data will be utilized by Harken in such studies to evaluate the feasibility of applying modern production and recovery techniques in this area. Harken has not made any determination at this point as to the recoverability of reserves which may be indicated in this area.

     Bahrain Operations -- In January 1990, Harken, through its wholly-owned subsidiary, Harken Bahrain Oil Company ("HBOC"), entered into a production sharing agreement with the Bahrain National Oil Company which gave it the exclusive right to explore for, develop and produce oil and gas throughout most of Bahrain's Arabian Gulf offshore territories. Subject to the discovery and development of oil and/or gas, the contract has a term of thirty-five years. Under the original terms of the agreement, as amended, Harken was to drill an exploratory well to test the Permian Khuff formation within 2 1/2 years and drill a total of four wells by 1995 to earn all of its acreage rights under the agreement. In July 1990, Harken entered into a joint venture arrangement with a joint venture partner, Bass Enterprises Production Company ("BEPCO"), in which BEPCO committed to provide the funding for the first well and at least two subsequent wells.

     The initial exploratory well under the contract was drilled on the Jarim Reef, which began drilling November 1991. The well was drilled to an approximate depth of 14,275 feet and tested the Jurassic Arab formation at approximately 7,300 feet and the Permian Khuff formation at approximately 13,300 feet. In

March 1992, after drilling was completed, HBOC announced that the Jarim No. 2 well was not productive of either oil or gas and was abandoned.

     On December 28, 1992, Harken commenced the drilling of its second exploratory well, the Muharraq No. 1, in Bahrain. In February 1993, Harken announced that the Muharraq No. 1 well had been drilled to a total depth of 8,778 feet and that no shows of oil and gas were noted in the well cuttings of either the Jurassic Arab or the Jurassic Fadhili formations. As a result, the well was plugged and abandoned at the foregoing depth. Further, under the terms of the production sharing agreement, HBOC allowed its exploration and drilling rights on approximately 10% of the acreage covered by the production sharing agreement to expire, effective February 13, 1993. Later, during the third quarter of 1993, HBOC allowed an additional portion of the acreage covered by the production sharing agreement to expire effective August 29, 1993. HBOC's remaining obligation under the production sharing agreement is limited to reprocessing 500 kilometers of seismic prior to July 30, 1995.

     On April 8, 1993, HBOC and BEPCO entered into an agreement whereby BEPCO was released and discharged from any future drilling obligations related to HBOC's production sharing agreement, and the joint venture agreement between HBOC and BEPCO was terminated. As part of this agreement, BEPCO paid to HBOC approximately $2,000,000 plus all remaining costs and obligations related to the Muharraq No. 1 well along with certain other costs and contingencies. Such amount, net of Harken's carrying value in its Bahrain investment, has been recorded as deferred revenue in the accompanying balance sheet. Harken is continuing to pursue discussions with various other parties in joining HBOC to pursue continuing operations on the remaining acreage which HBOC continues to hold.

     Other -- The exploration, development and production of oil and gas are subject to various Navajo, federal and state laws and regulations designed to protect the environment. Compliance with these regulations is part of Harken's day-to-day operating procedures. Infrequently, accidental discharge of such materials as oil, natural gas or drilling fluids can occur and such accidents can require material expenditures to correct. Harken maintains levels of insurance customary in the industry to limit its financial exposure. Management is unaware of any material capital expenditures required for environmental control during the next fiscal year.

     At December 31, 1993, Harken has accrued $1,000,000 related to a consulting payment due to a former Chuska stockholder. Under the terms of a prior agreement made by Chuska with the former Chuska stockholder, among other obligations previously satisfied, Chuska is to pay $1,000,000 to the former Chuska stockholder when aggregate net revenues (as defined in the agreement) reach $60,000,000. In October 1992, a lawsuit was filed against Chuska by the former Chuska stockholder. The lawsuit was generally based upon allegations that Chuska had reached the defined aggregate net revenue amount and that the $1,000,000 consulting payment was due and payable. In March 1994, this lawsuit was settled whereby Chuska and a subsidiary entered into an agreement to pay $500,000 to the former Chuska stockholder as the first of two installments relating to the consulting payment. Chuska executed a non-interest bearing note payable for the remaining $500,000 consulting payment which is payable to the former Chuska stockholder on or before January 5, 1995. Further, under the terms of this March 1994 agreement, Chuska purchased from the former Chuska stockholder his 3% working interest in the wells drilled by Chuska as well as all rights he held to participate in future wells drilled by Chuska on the Navajo Reservation, effective January 1, 1994. As consideration for such purchase, Chuska issued a 10% note payable in the amount of $400,000 which is due and payable to the former Chuska stockholder on or before January 3, 1996. Chuska is obligated under this agreement to pay 75% of the net cash flow (as defined) from the acquired interest to an escrow account which will serve as collateral for the above notes payable until the notes are fully paid.

     Harken has also accrued approximately $1,900,000 relating to other operational or regulatory liabilities related to Chuska's operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including the guarantee of certain lease obligations, which, in management's opinion, will not result in significant loss exposure to Harken.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements appear on pages 21 through 47 in this report.

                                                                                        PAGE
                                                                                        ----
Report of Independent Public Accountants..............................................   21
Consolidated Balance Sheets -- December 31, 1992 and 1993.............................   22
Consolidated Statements of Operations -- Years ended December 31, 1991, 1992 and
  1993................................................................................   23
Consolidated Statements of Stockholders' Equity -- Years ended December 31, 1991, 1992
  and 1993............................................................................   24
Consolidated Statements of Cash Flows -- Years ended December 31, 1991, 1992 and
  1993................................................................................   25
Notes to Consolidated Financial Statements............................................   26
Supplemental Schedule I...............................................................   42
Supplemental Schedule II..............................................................   43
Supplemental Schedule V...............................................................   45
Supplemental Schedule VI..............................................................   46
Supplemental Schedule IX..............................................................   47

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Harken Energy Corporation:

     We have audited the accompanying consolidated balance sheets of Harken Energy Corporation (a Delaware corporation) and subsidiaries as of December 31, 1992 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harken Energy Corporation and subsidiaries as of December 31, 1992 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

     As explained in Note 9 to the financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        ARTHUR ANDERSEN & CO.

Dallas, Texas,
  March 15, 1994

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 DECEMBER 31,       DECEMBER 31,
                                                                     1992               1993
                                                                 ------------       ------------
Current Assets:
  Cash and temporary investments...............................   $10,348,000       $  3,299,000
  Accounts and notes receivable, net...........................     1,744,000          1,022,000
  Accounts receivable from related parties.....................     1,446,000          1,081,000
  Assets held for resale.......................................            --            796,000
  Prepaid expenses and other current assets....................       373,000            500,000
                                                                 ------------       ------------
       Total Current Assets....................................    13,911,000          6,698,000
Property and Equipment, net....................................     8,320,000         19,807,000
Investments in Former Subsidiaries.............................     9,757,000          9,218,000
Notes Receivable from Related Parties, including interest......     1,214,000            701,000
Other Assets, net..............................................     1,670,000          1,307,000
                                                                 ------------       ------------
                                                                  $34,872,000       $ 37,731,000
                                                                 ------------       ------------
                                                                 ------------       ------------
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade payables...............................................   $   769,000       $    339,000
  Accrued liabilities and other................................     4,056,000          4,840,000
  Revenues and royalties payable...............................     5,274,000          1,354,000
  Accounts payable to related parties..........................       102,000                 --
                                                                 ------------       ------------
       Total Current Liabilities...............................    10,201,000          6,533,000
Commitments and Contingencies (Note 13)
Deferred Revenue, net of current portion.......................     2,487,000            367,000
Redeemable Preferred Stock.....................................     1,868,000          1,868,000
Stockholders' Equity:
  Common stock, $0.01 par value; authorized 100,000,000 shares;
     issued 51,206,151 and 65,466,508 shares, respectively.....       512,000            654,000
  Additional paid-in capital...................................   114,207,000        131,052,000
  Retained deficit.............................................   (76,492,000)       (81,986,000)
  Treasury stock...............................................   (17,911,000)       (20,757,000)
                                                                 ------------       ------------
       Total Stockholders' Equity..............................    20,316,000         28,963,000
                                                                 ------------       ------------
                                                                  $34,872,000       $ 37,731,000
                                                                 ------------       ------------
                                                                 ------------       ------------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Balance Sheets.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          1991           1992          1993
                                                       -----------    ----------    ----------
Revenues:
  Oil and gas operations.............................  $        --    $       --    $4,970,000
  Well servicing operations..........................    2,266,000     2,027,000     2,074,000
  Contract drilling operations.......................    1,317,000            --            --
  Management fee income..............................    1,266,000     1,110,000       300,000
  Interest income....................................    1,120,000       822,000       225,000
  Gain on sale of partnership investment.............           --     1,449,000            --
  Other income.......................................      805,000     1,022,000     1,106,000
                                                       -----------    ----------    ----------
                                                         6,774,000     6,430,000     8,675,000
                                                       -----------    ----------    ----------
Costs and Expenses:
  Cost of sales and operating expenses:
     Oil and gas operations..........................           --            --     1,825,000
     Well servicing operations.......................    1,301,000       947,000       936,000
     Contract drilling operations....................    1,061,000            --            --
  General and administrative expenses, net...........    4,712,000     3,151,000     4,219,000
  Equity in (income) loss of partnership.............    2,992,000       107,000            --
  Depreciation and amortization......................    1,484,000     1,408,000     3,254,000
  Provision for impairment of contract drilling rigs
     and related equipment...........................    7,122,000            --     3,112,000
  Provision for asset impairments....................      478,000       252,000       726,000
  Interest expense...................................      230,000        60,000        97,000
                                                       -----------    ----------    ----------
                                                        19,380,000     5,925,000    14,169,000
                                                       -----------    ----------    ----------
       Income (loss) from continuing operations
          before income taxes........................  (12,606,000)      505,000    (5,494,000)
Income tax expense...................................           --       172,000            --
                                                       -----------    ----------    ----------
       Income (loss) from continuing operations......  (12,606,000)      333,000    (5,494,000)
Discontinued Operations (Note 2):
  Income (loss) from operations of discontinued
     subsidiaries (including income taxes of $0 in
     1991)...........................................   (2,997,000)           --            --
                                                       -----------    ----------    ----------
       Net income (loss) before extraordinary item...  (15,603,000)      333,000    (5,494,000)
                                                       -----------    ----------    ----------
Extraordinary item-reduction in income taxes
  resulting from utilization of net operating loss
  carryforwards......................................           --       172,000            --
                                                       -----------    ----------    ----------
       Net income (loss).............................  (15,603,000)      505,000    (5,494,000)
                                                       -----------    ----------    ----------
Loss attributable to common stock:
  Net income (loss)..................................  $(15,603,000)  $  505,000    $(5,494,000)
  Less preferred stock dividends.....................     (702,000)     (360,000)           --
                                                       -----------    ----------    ----------
       Earnings (loss) attributable to common
          stock......................................  $(16,305,000)  $  145,000    $(5,494,000)
                                                       -----------    ----------    ----------
                                                       -----------    ----------    ----------
Income (loss) per common share:
  Income (loss) from continuing operations...........  $     (0.31)   $     0.00    $    (0.09)
  Discontinued operations............................        (0.07)           --            --
  Extraordinary item.................................           --          0.00            --
                                                       -----------    ----------    ----------
  Net income (loss)..................................  $     (0.38)   $     0.00    $    (0.09)
                                                       -----------    ----------    ----------
                                                       -----------    ----------    ----------
Weighted average shares outstanding..................   42,519,373    45,752,936    58,392,901
                                                       -----------    ----------    ----------
                                                       -----------    ----------    ----------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        ADDITIONAL
                                           COMMON         PAID-IN         RETAINED       TREASURY
                                            STOCK         CAPITAL          DEFICIT         STOCK
                                         -----------    -----------      -----------    -----------
Balance, December 31, 1990.............  $41,192,000    $41,065,000      $(61,394,000)  $(17,863,000)
  Change in par value of common
     stock.............................  (40,780,000)    40,780,000               --             --
  Stock grant issuances................        3,000         16,000               --        (19,000)
  Conversion of warrants and options...        3,000        534,000               --             --
  Conversion of preferred stock and
     dividends.........................       69,000     24,291,000               --             --
  Issuances of treasury stock, net.....           --     (1,336,000)              --      1,218,000
  Payment of notes receivable, net of
     retirements.......................           --        366,000               --       (341,000)
  Dividends on preferred stock.........           --       (702,000)              --             --
  Net loss.............................           --             --      (15,603,000)            --
                                         -----------    -----------      -----------    -----------
Balance, December 31, 1991.............      487,000    105,014,000(A)   (76,997,000)   (17,005,000)
  Conversion of warrants and options...           --         13,000               --             --
  Payment of notes receivable, net of
     retirements.......................           --      1,131,000               --       (906,000)
  Conversion of preferred stock and
     dividends.........................       25,000      8,409,000               --             --
  Dividends on preferred stock.........           --       (360,000)              --             --
  Net income...........................           --             --          505,000             --
                                         -----------    -----------      -----------    -----------
Balance, December 31, 1992.............      512,000    114,207,000(A)   (76,492,000)   (17,911,000)
  Issuance of common stock, net........      142,000     12,663,000               --             --
  Payment of notes receivable, net of
     retirements.......................           --      2,846,000               --     (2,846,000)
  Exchange of subordinated debenture...           --      1,336,000               --             --
  Net loss.............................           --             --       (5,494,000)            --
                                         -----------    -----------      -----------    -----------
Balance, December 31, 1993.............  $   654,000    $131,052,000(A)  $(81,986,000)  $(20,757,000)
                                         -----------    -----------      -----------    -----------
                                         -----------    -----------      -----------    -----------

- ---------------

(A) Includes, as an offset to Additional Paid-In Capital, notes receivable of $5,325,000, $4,182,000 and $0 as of December 31, 1991, 1992, and 1993
     respectively, from certain officers, directors and affiliates for stock purchases. See Note 10 -- Related Party Transactions "Other Transactions" for discussion.

          The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------------
                                                                                 1991           1992           1993
                                                                             ------------    -----------    -----------
Cash flows from operating activities:
  Income (loss) from continuing operations.................................  $(12,606,000)   $   333,000    $(5,494,000)
    Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
      Utilization of net operating loss carryforward.......................            --        172,000             --
      Depreciation and amortization........................................     1,484,000      1,408,000      3,254,000
      Interest expense (income) on notes payable to/receivable from related
        parties............................................................      (293,000)      (813,000)      (466,000)
      Provision for impairment of contract drilling rigs and related
        equipment..........................................................     7,122,000             --      3,112,000
      Provision for asset impairments......................................       478,000        252,000        726,000
      Provision for doubtful accounts......................................       115,000        154,000             --
      (Gain) loss on sales of assets and other.............................        12,000     (1,485,000)      (201,000)
      Equity in (income) loss of partnership...............................     2,992,000        107,000             --
                                                                             ------------    -----------    -----------
                                                                                 (696,000)       128,000        931,000
                                                                             ------------    -----------    -----------
  Income (loss) from discontinued operations...............................    (2,997,000)            --             --
    Adjustments to reconcile income (loss) to net cash provided by operating activities:
      Depreciation and amortization........................................     4,075,000             --             --
      Interest on notes payable to related parties.........................       949,000             --             --
      Loss on sales of assets and other....................................       182,000             --             --
                                                                             ------------    -----------    -----------
                                                                                2,209,000             --             --
    Change in assets and liabilities, net of effect of companies acquired:
      (Increase) decrease in accounts receivable...........................     2,410,000       (403,000)     2,282,000
      (Increase) decrease in accounts receivable from/payable to related
        parties............................................................     1,537,000     (2,438,000)      (338,000)
      Increase (decrease) in trade payables and other......................      (421,000)    (2,539,000)    (6,761,000)
      Net (increase) decrease in net current assets of discontinued
        operations.........................................................    (2,419,000)            --             --
                                                                             ------------    -----------    -----------
        Net cash provided by (used in) operating activities................     2,620,000     (5,252,000)    (3,886,000)
                                                                             ------------    -----------    -----------
Cash flows from investing activities:
  Proceeds from sale of assets.............................................     1,156,000      4,680,000        350,000
  Cash from acquired subsidiary............................................            --             --      2,616,000
  Capital expenditures.....................................................      (953,000)    (1,341,000)    (4,499,000)
  Net cash used in investing activities of discontinued operations.........    (7,552,000)            --             --
                                                                             ------------    -----------    -----------
        Net cash provided by (used in) investing activities................    (7,349,000)     3,339,000     (1,533,000)
                                                                             ------------    -----------    -----------
Cash flows from financing activities:
  Issuance of preferred and common stock, net of retirements...............       453,000        211,000             --
  Issuance of long-term debt and short-term borrowings.....................     1,480,000             --             --
  Payment of note payable to related party.................................            --       (253,000)            --
  Debt repayments..........................................................      (171,000)      (264,000)    (1,630,000)
  Net cash flows from financing activities of discontinued operations......     1,872,000             --             --
                                                                             ------------    -----------    -----------
        Net cash provided by (used in) financing activities................     3,634,000       (306,000)    (1,630,000)
                                                                             ------------    -----------    -----------
Net increase (decrease) in cash and temporary investments..................    (1,095,000)    (2,219,000)    (7,049,000)
Cash and temporary investments at beginning of year........................    13,662,000     12,567,000     10,348,000
                                                                             ------------    -----------    -----------
Cash and temporary investments at end of year..............................  $ 12,567,000    $10,348,000    $ 3,299,000
                                                                             ------------    -----------    -----------
                                                                             ------------    -----------    -----------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1991, 1992 AND 1993

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation and Presentation -- The Consolidated Financial Statements include the accounts of Harken Energy Corporation and all of its wholly-owned subsidiaries ("Harken") after elimination of significant intercompany balances and transactions. Interests in managed oil and gas joint ventures are proportionately consolidated. Data is as of December 31 of each year or for the year then ended and dollar amounts in tables are in thousands unless otherwise indicated. Certain prior year amounts have been reclassified to conform with the 1993 presentation.

     Accounts Receivable -- Harken maintains a reserve for potential losses in collection of its receivables. The allowance for doubtful accounts was $1,252,000 and $1,403,000 as of December 31, 1992 and 1993, respectively.

     Assets Held for Resale -- Harken reflects assets that it intends to sell during the next twelve months as a current asset in its balance sheets at the lower of cost or net realizable value. At December 31, 1993, Harken has identified certain contract drilling rigs and related equipment for resale and reflected them as Assets Held for Resale in the accompanying financial statements.

     Management Fee Income -- During 1991, 1992 and 1993, Harken received management fees of approximately $1,266,000, $1,110,000 and $300,000, respectively, related to monthly fees earned as manager of a partnership (see
Note 6 -- Investment in Limited Partnership).

     Accrued Liabilities and Other -- Accrued liabilities and other at December 31, 1992 consists of Bahrain joint venture prepayments of $2,220,000 and other accrued liabilities of $1,836,000. The December 31, 1993 balance consists of certain liabilities of $2,931,000 related to Chuska and other accrued liabilities of $1,909,000.

     Deferred Revenue -- During 1992, Harken deferred the realized gain generated upon the sale of certain of its common stock interests in two former subsidiaries. Such gains were deferred until 1993 when all remaining material contingencies and guarantees by Harken relating to these former subsidiaries were eliminated. See Note 4 -- Investments in Former Subsidiaries for further discussion.

     During 1993, Harken received approximately $2,000,000 from a joint venture partner upon termination of a joint operating agreement. Such amount, net of Harken's carrying value in its Bahrain investment, has been recorded as deferred revenue in the accompanying balance sheet. See Note 13 -- Commitments and Contingencies-Bahrain Operations for further discussion.

     Well Servicing and Contract Drilling -- Harken accounts for revenues generated from its well servicing and contract drilling operations using the percentage of completion method whereby revenues from contracts in progress at year end are accrued based on the portion of the total anticipated depth to be drilled that is completed at year end. Harken's contract drilling operations were suspended in April 1991, due to decreased domestic demand and increased competition, as discussed in Note 11 -- Segment Information and Other.

     Cash and Temporary Investments -- For purposes of the Consolidated Statements of Cash Flows, Harken considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Harken paid cash for interest in the amounts of $49,000, $77,000 and $97,000 during 1991, 1992 and 1993, respectively. All significant noncash investing and financing activities are discussed in Notes 3 and 8 -- Acquisitions and Stockholders' Equity.

     Harken includes in cash and temporary investments certain balances which are restricted to use for specific project expenditures, collateral or for distribution to outside interest owners and are not available for general working capital purposes. Such restricted cash amounts totalled $6,197,000 and $1,391,000 at December 31, 1992 and 1993, respectively.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

     General and Administrative Expenses -- Harken reflects general and administrative expenses net of amounts capitalized, operator overhead charges and other amounts billed to joint interest owners. General and administrative expenses are net of $4,893,000, $4,280,000 and $4,252,000 for such amounts during 1991, 1992 and 1993, respectively.

     Equity Method Investees -- Harken accounts for its 12% general partner interest in an oil and gas limited partnership using the equity method of accounting. Harken recorded $2,992,000 and $107,000 of equity in (income) loss of its investment in the oil and gas partnership during 1991 and 1992, respectively, and included such amounts in Equity in (Income) Loss of Partnership in the accompanying financial statements. Such partnership investment was sold in December 1992. See Note 6 -- Investment in Limited Partnership for further discussion.

(2) DISCONTINUED OPERATIONS

     Two former wholly-owned subsidiaries of Harken, E-Z Serve Corporation ("E-Z Serve"), and Tejas Power Corporation ("Tejas"), filed a registration statement with the Securities and Exchange Commission ("SEC") relating to a distribution ("Rights Offering") of rights to acquire shares of the common stock, $0.01 par value, of E-Z Serve and Tejas. Effective April 30, 1991, and pursuant to the Rights Offering and certain other transactions relating thereto, Harken owned approximately 7.25% and 6.59%, respectively, of the outstanding shares of E-Z Serve common stock and Tejas common stock. Balances relating to certain Rights Offering expenses and working capital advances paid by Harken on behalf of E-Z Serve and Tejas were converted to preferred stock and subordinated debenture investments in these former subsidiaries. See Note 4 -- Investments in Former Subsidiaries.

     These transactions resulted in the discontinuance of Harken's refined products marketing and natural gas gathering and marketing operations. Harken estimated the net operating profit (loss) for E-Z Serve and Tejas for the quarter ended March 31, 1991 to be approximately $(3,325,000) and $600,000, respectively, and included such estimated net loss of $2,725,000 in Net Income
(Loss) from Discontinued Operations at December 31, 1990. Additional losses of $1,524,000 and $1,473,000 have been reflected during the first quarter and April of 1991, respectively, to reflect the difference between the year-end estimate and Harken's reported interest in actual results for these discontinued subsidiaries.

(3) ACQUISITIONS

     Effective February 15, 1993, Harken consummated a merger pursuant to which Chuska Resources Corporation ("Chuska") became a wholly-owned subsidiary of Harken. Harken acquired all of the 11,055,918 shares of Chuska common stock outstanding in exchange for 14,210,357 shares of newly-issued Harken common stock. Chuska is engaged, through its subsidiaries, in the business of exploring for and producing oil and gas in the Aneth Field and Blanding Sub-Basin portions of the Paradox Basin in Utah, Arizona and New Mexico, and in the Western Paradox Basin in Utah. Chuska's operations in the Paradox Basin area are primarily concentrated on the 16 million acre Navajo Indian Reservation ("the Reservation"), which comprises portions of Arizona, New Mexico and Utah. Chuska conducts activities on the Reservation as a contractually appointed operator and agent of the Navajo Nation pursuant to two Federally approved operating agreements. In addition to its oil and gas exploration activities, Chuska also has an interest in a gas processing plant in or near the Paradox Basin, the Aneth Gas Plant, on the Utah portion of the Reservation. The acquisition of Chuska has been accounted for under the purchase method of accounting.

     Chuska is the general partner of four limited partnerships and is a venturer in the CHAP Joint Venture, all of which were formed for the exploration and production of oil and gas. Chuska is the operator of the limited partnerships and CHAP. Chuska or its wholly-owned subsidiaries are venturers in three additional projects for the exploration and production of oil and gas. These projects are named Greater Blanding, Central

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

Blanding and Western Paradox. Chuska accounts for its investments in the partnerships and CHAP using the proportionate consolidation method.

     Pro Forma Information -- Unaudited pro forma information for the year ended December 31, 1992 and 1993, has been prepared to reflect the results of operations as if the February 15, 1993 acquisition of Chuska by Harken had been accomplished at January 1, 1992 and 1993. The results are not necessarily indicative of the results which would have occurred had these transactions been consummated at the beginning of each year or of future results of operations of Harken. Pro forma adjustments have been applied to reflect Chuska's acquisition of an acquired joint venture interest as of January 1, 1992 and to recalculate depreciation, depletion and amortization for the combined entities. Pro forma revenues for the years ended December 31, 1992 and 1993 would have been $17,739,000 and $9,305,000, respectively, with a net income (loss) of $3,679,000 and $(5,414,000), respectively, or $0.06 and $(0.09) per common share, respectively.

(4) INVESTMENTS IN FORMER SUBSIDIARIES

     Pursuant to the Rights Offering as discussed in Note 2 -- Discontinued Operations, effective April 30, 1991, Harken owned approximately 7.25% and 6.59%, respectively, of the outstanding shares of E-Z Serve common stock and Tejas common stock, both of which it accounts for as marketable equity securities using the lower of cost or market value. During late 1991 and throughout 1992, Harken sold its common stock interest in Tejas and in December 1992 and during 1993, Harken sold a portion of its common stock interest in E-Z Serve. The resulting realized gains from these sales as of December 31, 1992 totalled $2,451,000 and were deferred until 1993 when all remaining material contingencies and guarantees by Harken relating to its discontinued operations of E-Z Serve and Tejas were eliminated. At December 31, 1992, the aggregate cost and market value of Harken's investment in common shares of E-Z Serve was $22,000 and $283,000, respectively and gross unrealized gains totalled $261,000. At December 31, 1993, the aggregate cost and market value of Harken's investment in common shares of E-Z Serve was $138,000 and $250,000 respectively and gross unrealized gains totalled $112,000.

     E-Z Serve Restructuring -- Harken held a 12% secured subordinated debenture from E-Z Serve for $3,136,000, which included $1,336,000 which was issued in exchange for 531,824 shares of Harken common stock and was reflected as a reduction to stockholders' equity in Harken's balance sheet. In April 1993, Harken agreed to enter into an exchange which E-Z Serve had proposed in connection with an overall E-Z Serve restructuring. Under this restructuring, which was consummated on April 21, 1993, E-Z Serve entered into various agreements with its existing bank, a new bank, its major stockholders as well as certain agreements with Harken. Under the exchange which was made between E-Z Serve and Harken, Harken has tendered and released to E-Z Serve the 12% secured subordinated debenture of $3,136,000 plus accrued interest receivable from E-Z Serve. Harken also waived certain antidilution provisions of the E-Z Serve Series C Preferred held by Harken and made a capital contribution to E-Z Serve for $366,000 in cash. In exchange for the above matters, Harken received from E-Z Serve a full and complete release of Harken's guarantee previously given to E-Z Serve's bank for up to $5,000,000 of a portion of E-Z Serve's bank debt. In addition, Harken received 12,830 additional shares of E-Z Serve's Series C Preferred Stock (see discussion below) and received an agreement from E-Z Serve which would allow Harken to assist E-Z Serve in identifying purchasers for the shares of Harken common stock which are held by E-Z Serve and under which E-Z Serve would pay to Harken a fee to be negotiated upon the sale of any such shares to such identified parties. All of these shares of Harken common stock were subsequently sold by E-Z Serve under an effective registration and did not require Harken's assistance nor did Harken earn any fee in connection therewith.

     As discussed above, Harken had previously deferred $2,451,000 of realized gain which had been generated during 1991 and 1992 from the sale of certain of its common stock interests in certain former subsidiaries, including E-Z Serve. During the second quarter of 1993, and upon release of Harken's guarantee

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES of E-Z Serve's bank debt, such deferred gain was utilized to reduce the value of investments in former subsidiaries and reflect the release of the 12% secured subordinated debenture in the Harken balance sheet.

     E-Z Serve Preferred Stock -- Harken holds 79,754 shares of E-Z Serve $6.00 Convertible Preferred Stock, Series C ("E-Z Serve Series C Preferred") which it acquired at a cost of $100 per share. Such shares include the 12,830 additional shares of E-Z Serve Series C Preferred received in April 1993 as part of a restructuring by E-Z Serve. See above for further discussion. The E-Z Serve Series C Preferred is to pay a cumulative dividend of $6.00 per share per annum, payable semi-annually beginning October 1, 1991 as declared by the E-Z Serve Board of Directors, and payable in legally available cash or in additional shares of E-Z Serve Series C Preferred. Each share of E-Z Serve Series C Preferred is convertible at the option of either E-Z Serve or Harken into 52.63 common shares of E-Z Serve, such rate to be adjusted under certain conditions. The E-Z Serve Series C Preferred is subordinated to all E-Z Serve bank credit facilities. Harken recorded dividend income of $200,000, $397,000 and $466,000 during 1991, 1992 and 1993, respectively, related to the E-Z Serve Series C Preferred and has included such dividends in Other Income in the accompanying financial statements.

     Tejas Preferred Stock -- On September 6, 1991, and effective May 3, 1991, Harken purchased 1,000 shares of Tejas Power Corporation Series B Preferred Stock, $.01 par value per share ("Tejas Preferred Stock"), at a purchase price of $1,200,000. The purchase price amount was equal to certain expenses incurred by Harken on behalf of Tejas in connection with the Rights Offering. Harken accepted these shares of Tejas Preferred Stock as full and complete payment for the above expenses as a result of Tejas agreeing to waive certain of the provisions under the terms of the Harken Series C Preferred held by Tejas and pledging all 186,760 shares of the Harken Series C Preferred to Harken.

(5) PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Oil and gas properties and oilfield service equipment are depreciated principally using the unit-of-production method and the gas plant and other property is depreciated on the straight-line method over their estimated useful lives ranging from three to fifteen years. A summary of property and equipment follows:

                                                                        1992        1993
                                                                       -------     -------
    Oil and gas properties --
      Evaluated......................................................  $   123     $ 9,664
      Unevaluated....................................................      975       8,004
    Oilfield service equipment.......................................    7,568       1,375
    Gas plants and other property....................................    5,063       6,994
    Less accumulated depreciation and amortization...................   (5,409)     (6,230)
                                                                       -------     -------
                                                                       $ 8,320     $19,807
                                                                       -------     -------
                                                                       -------     -------

(6) INVESTMENT IN LIMITED PARTNERSHIP

     On December 17, 1992, Harken entered into a Purchase and Sale Agreement (the "Agreement") pursuant to which Harken sold its 12% general partner's interest in a limited partnership to an affiliate of a major stockholder which served as limited partner. The closing of the Agreement was completed on December 30, 1992. The transaction resulted in Harken recognizing a gain of $1,449,000 during December 1992.

     Pursuant to the Agreement, Harken was paid consideration in cash of $2,650,000 for the sale of this partnership interest and certain contract rights associated therewith, subject to certain reductions. As additional consideration for the transaction, the affiliate of the major stockholder agreed to indemnify Harken

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES from any liability under the guarantee given by Harken to a bank with regard to the limited partnership's credit agreement with the bank. Subsequent to December 31, 1992, the affiliate of the major stockholder caused the bank to release Harken and its affiliates from any liability under this guarantee and loan.

     Under the terms of the Agreement, Harken continued to manage the oil and gas property interests of the limited partnership and operate certain partnership properties. Harken was paid $50,000 per month to manage the partnership interest in such properties in addition to the fees it received for serving as operator of the properties pursuant to applicable joint operating agreements. During the second quarter of 1993, the partnership sold its interests in all oil and gas properties operated by Harken and Harken ceased to manage the partnership.

     Under full cost accounting rules, net capitalized costs of oil and gas properties are limited to the sum of the present worth of future net revenues from proved oil and gas discounted at 10%. Included in Harken's Equity in (Earnings) Loss of Partnership for 1991 of $2,992,000 is Harken's interest in a $21,095,000 full cost valuation adjustment by the partnership principally resulting from lower crude oil prices at December 31, 1991 compared to the prior year. Presented below is summarized financial information of the oil and gas limited partnership for the year ended December 31, 1991:

                                                                                  1991
                                                                                --------
    Oil and gas sales revenues................................................  $ 14,596
    Oil and gas operating expenses............................................     6,213
    General and administrative expenses, net..................................       956
    Depreciation and amortization.............................................     8,309
    Full cost valuation adjustment............................................    21,095
    Interest expense, net.....................................................     2,113
                                                                                --------
              Net loss........................................................  $(24,090)
                                                                                --------
                                                                                --------

(7) REDEEMABLE PREFERRED STOCK

     During 1988, Harken completed the private placement of 3,000,000 shares of newly-issued Series C 12% $1 par value cumulative convertible redeemable preferred stock ("Series C Preferred") for $30,000,000. Each share of preferred stock was convertible into 1.667 shares of common stock at the option of the holder and was mandatorily redeemable at $10 per share over a five year period beginning in 1993. Dividends may be paid in the form of cash or common stock at the option of the holder. Harken has the option to convert the preferred stock to shares of common stock if the market price for Harken's common stock has exceeded 125% of the $6.00 conversion price of the preferred stock for twenty consecutive days. The conversion price of $6.00 per share is adjustable under certain conditions.

     In 1990, Harken extended to the holders of Series C Preferred stock exchange offers by Harken, E-Z Serve and Tejas, pursuant to which each outstanding share of Series C Preferred would be exchanged for 2.48 shares of Harken common stock, .31 shares of E-Z Serve common stock and .31 shares of Tejas common stock. During the first quarter of 1991 the holders of 2,800,000 shares of Series C Preferred accepted these exchange offers which had been made separately by each of Harken, E-Z Serve and Tejas, pursuant to which 2,100,000 shares of Series C Preferred were exchanged to Harken for 6,944,000 shares of Harken common stock, 513,240 shares of Series C Preferred were exchanged to E-Z Serve for 868,000 shares of E-Z Serve common stock and 186,760 shares of Series C Preferred were exchanged to Tejas for 868,000 shares of Tejas common stock. These 186,760 shares of Series C Preferred held by Tejas represent the only Series C Preferred shares outstanding as of December 31, 1992 and 1993. During 1991, in connection with the issuance of 1,000 shares of Tejas preferred stock to Harken, Tejas agreed to waive certain of the provisions under the terms of the Harken Series C Preferred, including the payment of the 12% annual dividend.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

     The holder of 200,000 shares of Series C Preferred who did not elect to exchange its shares of Series C Preferred continued to hold its shares, until such shares were also exchanged under the original terms of the Series C Preferred in January 1992 for 333,400 shares of Harken common stock.

     During the third quarter of 1992, the 513,240 shares of Harken Series C Preferred held by E-Z Serve were exchanged for 2,200,000 newly issued shares of Harken common stock. In addition, E-Z Serve agreed to adjust the conversion ratio of its E-Z Serve Series C Preferred (see Note 4 -- Investments in Former Subsidiaries, "E-Z Serve Preferred Stock" for further discussion). As part of the above exchange transaction, Harken issued its approval of an E-Z Serve acquisition as required under the terms of a subordinated debenture by E-Z Serve to Harken.

(8) STOCKHOLDERS' EQUITY

     Common Stock -- Harken currently has authorized 100,000,000 shares of $.01 par common stock. At December 31, 1992 and 1993, Harken had issued 51,206,151 shares and 65,466,508 shares, respectively. At December 31, 1992 and 1993, Harken held 4,897,730 and 5,983,655 shares as treasury stock at a cost of $17,911,000 and $20,757,000, respectively. In February 1991, the stockholders of Harken approved an amendment to Harken's Certificate of Incorporation to reduce the par value of Harken's common stock from $1.00 to $0.01 per share.

     Contribution to E-Z Serve -- Harken contributed 3,448,276 newly-issued shares of common stock valued at $10,000,000 to E-Z Serve's capital pursuant to E-Z Serve's refinanced bank debt facility in November 1990. The bank debt facility required such shares contributed to E-Z Serve to be sufficient to equal $10,000,000 in value when compared to the average closing price for the Harken common stock at the time of the Rights Offering. On May 8, 1991, Harken issued 531,824 additional shares to satisfy this requirement. Such shares, valued at $1,336,000, were issued in exchange for a portion of a 12% secured subordinated debenture from E-Z Serve. See Note 4 -- Investments in Former Subsidiaries "E-Z Serve Restructuring" for further discussion.

     Registration of Outstanding Shares -- Pursuant to the request of E-Z Serve and certain other Harken stockholders under registration rights agreements, Harken filed a registration statement with the SEC which became effective January 24, 1992, covering 14,171,451 shares of its currently outstanding common stock. No additional shares were issued by Harken through this offering, and the offering generated no proceeds to Harken.

     Later in 1992, Harken again filed a registration statement with the SEC pursuant to the request of E-Z Serve covering the 2,200,000 shares of Harken common stock held by E-Z Serve that were exchanged for 513,240 shares of Harken Series C Preferred (see Note 7 -- Redeemable Preferred Stock). The registration statement included an additional 916,300 shares of Harken common stock held by certain other Harken stockholders under registration rights agreements. The registration statement became effective January 28, 1993 and the offering generated no proceeds to Harken.

     Acquisition of Chuska Resources Corporation -- Effective February 15, 1993, Harken consummated a merger pursuant to which Chuska Resources Corporation ("Chuska") became a wholly-owned subsidiary of Harken. In exchange for all of the outstanding common stock of Chuska, Harken issued 14,210,357 shares of Harken common stock. In connection with the merger, Harken filed a registration statement, which became effective January 15, 1993, with the Securities and Exchange Commission for the shares of Harken common stock issued. See further discussion of the merger at Note 3 -- Acquisitions.

     Per Share Data -- Per share data has been computed based on the weighted average number of common shares outstanding during each period. Per share data reflects net loss adjusted for accrued dividends on the Series C Preferred stock.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

     Stock Options -- In conjunction with various stock option plans and grants, Harken has the following options outstanding at December 31, 1993 (not in thousands):

YEAR OF                                NUMBER OF                                        EXPIRATION
 GRANT                                  SHARES      EXERCISABLE       OPTION PRICE         DATE
- -------                                ---------    -----------    ------------------   ----------
 1984................................    42,056        42,056                  $1.000         1994
 1985................................   697,219       697,219                  $1.000         1995
 1986................................    10,000        10,000                 $4.1875         1996
 1987................................    31,667        31,667         $3.75 to $4.120    1994-1995
 1988................................   112,250       112,250         $4.18 to $5.625    1994-1998
 1990................................   142,848       142,848         $4.00 to $5.000    1994-2000
 1991................................    10,000         6,667                  $6.500         2001
 1993................................   333,650       284,692       $1.1875 to $1.625    1995-2003

(9) INCOME TAXES

     At December 31, 1993, Harken had available for federal income tax reporting purposes, net operating loss (NOL) carryforward for regular tax purposes of approximately $59,000,000 which expires in 1997 through 2009, alternative minimum tax NOL carryforward of approximately $50,000,000 which expires in 1997 through 2009, investment tax credit carryforward of approximately $863,000 which expires in 1994 through 2002, contribution carryforward of approximately $31,000 which expires in 2000 through 2007, statutory depletion carryforward of approximately $529,000 which does not have an expiration date, jobs tax credit carryforward of approximately $132,000 which expires in 1994 through 1995 and a net capital loss carryforward of approximately $542,000 which expires in 2007. Approximately $14,000,000 of the net operating loss carryforward has been acquired with the purchase of subsidiaries and must be used to offset future income from profitable operations within those subsidiaries.

     During the first quarter of 1993, Harken adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.

     Upon adoption of SFAS No. 109, on January 1, 1993, Harken calculated total deferred tax liabilities of approximately $2,020,000 resulting from financial statement basis for property and equipment in excess of related tax basis. In addition, Harken calculated total deferred tax assets of approximately $18,989,000 consisting of approximately $18,142,000 related to Harken's net operating loss carryforward and approximately $847,000 primarily related to tax basis for investments in former subsidiaries in excess of related financial statement basis. Harken established a valuation allowance for the entire net deferred tax asset of $16,969,000. As a result, the adoption of SFAS No. 109 by Harken on January 1, 1993 had no effect on Harken's results from operations or earnings (loss) per common share for the year ended December 31, 1993.

     At December 31, 1993, primarily as a result of the February 15, 1993 merger with Chuska whereby Chuska became a wholly-owned subsidiary of Harken, total deferred tax liabilities increased to approximately $4,065,000. Such increase was due to the financial statement basis for Chuska property and equipment being in excess of the related historical tax basis. In addition, total deferred tax assets increased to approximately $22,872,000, primarily from an increase in the NOL carryforward during the year. The resulting increase in net deferred tax assets was offset by a corresponding increase in the valuation allowance, resulting in no impact to Harken's results of operations.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

     The Tax Reform Act of 1986 made substantial changes with regard to NOL carryforwards. After an "ownership change," the taxable income of a loss corporation is limited annually to a prescribed rate times the value of the loss corporation's stock immediately before the ownership change. In general, an ownership change occurs if ownership of more than 50% in value of the stock of the loss corporation changes during the three-year period preceding the test date. Under federal tax law, the amount and availability of loss carryforwards are subject to a variety of interpretations and restrictive tests, under which, the utilization of such loss carryforwards could be limited or effectively lost upon certain changes in ownership. Application of these and other tests requires certain factual determinations and legal interpretations as to which there is little guidance. An ownership change occurred in 1989 resulting in Harken's utilization of NOL carryforwards for all periods prior to the date of change being limited annually to approximately $11,000,000 to $12,000,000.

(10) RELATED PARTY TRANSACTIONS

     Relationship with E-Z Serve and Tejas -- At December 31, 1992, E-Z Serve owed Harken $1,024,000 primarily for preferred stock dividends and interest on the subordinated debenture. At December 31, 1993, E-Z Serve owed Harken $870,000, primarily for preferred stock dividends. Such balances are included in Accounts Receivable from Related Parties in the accompanying consolidated balance sheets.

     See Note 8 -- Stockholders' Equity for other related party transactions with E-Z Serve.

     Other Transactions -- The Board of Directors approved the granting of loans from Harken to certain employees and directors under the Non-Qualified Plan and the Directors Option Agreement for the purpose of allowing such individuals to exercise their stock options immediately. The Board of Directors determined in making such grants that as a result of the restricted nature of the stock and the lack of any rights on the part of the optionee to cause such shares to be registered, an option price per share equal to 60% of the closing market price on the date of grant was the reasonable price for such shares of common stock which were immediately purchased. Each loan is evidenced by a promissory note which is due eight years from making and bears interest at 5% per annum. The shares of stock purchased pursuant to such notes are held by Harken as collateral until the respective notes are fully paid. During 1988, 1989, 1990 and 1991, certain officers and directors elected to purchase common stock under these terms. Harken had notes receivable of $3,989,000 and $2,846,000 as of December 31, 1991 and 1992, respectively, which are included in Stockholders' Equity.

     During the first and second quarter of 1993, Harken foreclosed on certain of these non-recourse notes receivable from certain former employees, officers and directors resulting in the addition of 381,925 shares of treasury stock, which had served as the sole collateral for these notes. In addition, during the third quarter of 1993, certain current employees, officers and directors surrendered to Harken a total of 704,000 shares of common stock for the cancellation of certain of these non-recourse promissory notes given by such parties to Harken upon the purchase of such shares. In connection with such surrender, Harken issued new stock options to such parties which options had been determined to be equal value to the shares surrendered. This resulted in the addition of 704,000 shares of treasury stock which had served as collateral for these notes. As a result of the above transactions, during the year ended December 31, 1993, Harken expensed a total of $551,000 of accrued interest related to these non-recourse notes receivable, and such expense has been included in Provision for Asset Impairments in the accompanying Statements of Operations.

     In September 1989, Harken's Board of Directors approved a loan to an officer in the amount of $520,000. The note bears interest at the Broker Loan Rate (5% at December 31, 1992 and 1993, respectively) plus 1/2% and is due October 2, 1999. The note is secured by vested options to purchase 266,790 shares of Harken's common stock at $1.00 per share. Subsequent to December 31, 1993, an agreement was reached with the officer whereby the note, together with accrued interest, is scheduled to be forgiven equally over three installments dated April 1994, July 1995 and December 1996 with each installment of such forgiveness contingent upon the officer's continued employment through the date of each such installment. Such note is included in Notes Receivable from Related Parties in the accompanying financial statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

     See Notes 2, 4, 6 and 8 -- Discontinued Operations, Investments in Former Subsidiaries, Investment in Limited Partnership and Stockholders' Equity for other related party transactions.

(11) SEGMENT INFORMATION AND OTHER

     Segment Information -- Operating profit for each segment includes total revenue less operating expenses, excluding general corporate expenses, interest expense and income taxes.

     The following table presents information relating to Harken's continuing business segments included in its Consolidated Statements of Operations for the years ended December 31, 1991, 1992, and 1993:

                                                             1991        1992        1993
                                                           --------     -------     -------
    Segment Revenues:
      Exploration and production.........................  $  1,769     $ 2,821     $ 5,505
      Well servicing and contract drilling...............     3,583       2,048       2,074
      Corporate and other................................     1,422       1,561       1,096
                                                           --------     -------     -------
              Total......................................  $  6,774     $ 6,430     $ 8,675
                                                           --------     -------     -------
                                                           --------     -------     -------
    Segment Operating Profit (Loss):
      Exploration and production.........................  $ (1,234)    $ 2,872     $ 2,215
      Well servicing and contract drilling...............    (8,193)       (497)     (3,697)
                                                           --------     -------     -------
              Total......................................    (9,427)      2,375      (1,482)
      Corporate and other general and administrative
         expense, net of corporate revenue...............    (2,949)     (1,810)     (3,915)
      Interest expense...................................      (230)        (60)        (97)
                                                           --------     -------     -------
         Income (loss) from continuing operations before
           income taxes..................................  $(12,606)    $   505     $(5,494)
                                                           --------     -------     -------
                                                           --------     -------     -------

     The identifiable assets of Harken, by segment, at December 31, 1992 and 1993 are as follows:

                                                                        1992        1993
                                                                       -------     -------
    Exploration and production.......................................  $ 7,778     $21,280
    Well servicing and contract drilling.............................    6,597       5,150
                                                                       -------     -------
              Total..................................................   14,375      26,430
    Corporate and other..............................................   20,497      11,301
                                                                       -------     -------
              Total..................................................  $34,872     $37,731
                                                                       -------     -------
                                                                       -------     -------

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

     Depreciation and amortization expense and capital expenditure information for each segment is as follows:

                                                                1991       1992       1993
                                                               ------     ------     ------
    Depreciation and Amortization Expense:
      Exploration and production.............................  $   --     $   --     $1,433
      Well servicing and contract drilling...................     649        454        683
                                                               ------     ------     ------
              Total..........................................     649        454      2,116
      Corporate and other....................................     835        954      1,138
                                                               ------     ------     ------
              Total..........................................  $1,484     $1,408     $3,254
                                                               ------     ------     ------
                                                               ------     ------     ------

                                                                          1992       1993
                                                                         ------     ------
    Capital Expenditures:
      Exploration and production.......................................  $  763     $2,170
      Well servicing and contract drilling.............................      71        920
                                                                         ------     ------
              Total....................................................     834      3,090
      Corporate and other..............................................     507      1,409
                                                                         ------     ------
              Total....................................................  $1,341     $4,499
                                                                         ------     ------
                                                                         ------     ------

     Well servicing and contract drilling operations revenues and operating expenses decreased in 1991 due to the decision in April 1991 to suspend the domestic contract drilling operations due to decreased demand and increased competition, particularly in the Austin Chalk trend in South Texas. All contract drilling rigs were idle at December 31, 1992 and 1993. Harken continues to pursue opportunities for oilfield services internationally, where the opportunities to profitably deploy Harken's expertise and assets are generally greater than those available domestically. Consistent with this change in emphasis, in December 1991, Harken made the decision to attempt to sell certain of its drilling rigs and related domestic assets which were not suitable for the pursuit of international drilling opportunities. As a result of this decision, Harken recognized a non-cash charge of $7,122,000 to fourth quarter 1991 operations to write down the carrying value of these assets to an estimated recoverable value. In addition, in January 1994, Harken made the decision to liquidate its remaining drilling rigs and related assets and apply the proceeds primarily to its international exploration efforts, specifically in Colombia and Bahrain. As a result of this decision, Harken recognized an additional non-cash charge of approximately $3,100,000 during the fourth quarter of 1993. Harken has included these charges as Provision for Impairment of Contract Drilling Rigs and Related Equipment during 1991 and 1993 in the accompanying statement of operations. At December 31, 1993, Harken classified its remaining drilling rigs as Assets Held for Resale in the accompanying balance sheets. Harken continues to operate its well service fleet through Supreme Well Service ("Supreme") primarily in Texas.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

     Quarterly Data -- (Unaudited) -- The following tables summarize selected quarterly financial data for 1992 and 1993 expressed in thousands, except per share amounts.

                                                               QUARTER ENDED
                                             -------------------------------------------------    TOTAL
                                             MARCH 31    JUNE 30    SEPTEMBER 30   DECEMBER 31    YEAR
                                             --------    -------    ------------   -----------   -------
1992
  Revenues.................................   $1,209     $ 1,385       $1,320        $ 2,516     $ 6,430
  Gross profit.............................      223         321          290            246       1,080
  Earnings (loss) from continuing
     operations............................      (72)        (30)        (199)           634         333
  Extraordinary item -- utilization of net
     operating loss carryforward...........       --          --           --            172         172
  Net income (loss)........................      (72)        (30)        (199)           806         505
  Per common share
     Income (loss) from continuing
       operations..........................   $(0.01)    $ (0.00)      $(0.00)       $  0.01     $  0.00
     Extraordinary item....................       --          --           --           0.00        0.00
     Net income (loss).....................    (0.01)      (0.00)       (0.00)          0.01        0.00
1993
  Revenues.................................   $1,943     $ 2,628       $2,122        $ 1,982     $ 8,675
  Gross profit.............................      986       1,475        1,137            685       4,283
  Loss from continuing operations..........     (184)       (312)        (632)        (4,366)     (5,494)
  >Net loss................................     (184)       (312)        (632)        (4,366)     (5,494)
  Per common share
     Loss from continuing operations.......   $(0.00)    $ (0.01)      $(0.01)       $ (0.07)    $ (0.09)
  Net loss.................................    (0.00)      (0.01)       (0.01)         (0.07)      (0.09)

     Significant Customers -- In 1991, management fees and prospect fees earned from a limited partnership represented 21% of consolidated revenues. In 1992, management fees and prospect fees from the limited partnership represented 17% of consolidated revenues. In 1993, there were two oil purchasers which represented 14% and 21% of consolidated revenues.

(12) OIL AND GAS DISCLOSURES

     Harken follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, development and production of oil and gas reserves. Under this method, all costs, including indirect costs, related to acquisition, exploration and development activities are capitalizable as oil and gas property costs. Harken capitalized $189,000, $602,000 and $1,840,000 of indirect costs, net of reimbursements from joint venture partners, directly related to these activities in 1991, 1992 and 1993, respectively. The capitalized costs of oil and gas properties, excluding unevaluated properties, are amortized using a company-wide unit of production method (equivalent physical units of 6 Mcf of gas to each barrel of oil) based on estimated proved recoverable oil and gas reserves. Such amortization was $5.58 per equivalent barrel of oil produced during 1993. The unevaluated property costs at December 31, 1993 includes $796,000 related to Colombia (see Note 13 -- Commitments and Contingencies for a discussion of Colombian operations) and $7,208,000 related to domestic prospects. Amortization of unevaluated property costs will begin when the properties become proved or their values become impaired. Under full cost accounting rules, net capitalized costs of the oil and gas properties less the related deferred federal income taxes are limited to the sum of the present worth, after tax, of future net revenues discounted at 10% from proved oil and gas reserves.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

     Costs Incurred in Property Acquisition, Exploration and Development
Activities:

                                                                 1991     1992      1993
                                                                 ----     ----     -------
    Costs incurred --
      Acquisition of properties
         Evaluated.............................................  $ --     $123     $ 8,293
         Unevaluated...........................................   450      640       7,029
      Exploration..............................................    --       --         729
      Development..............................................    --       --         519
                                                                 ----     ----     -------
              Total costs incurred.............................  $450     $763     $16,570
                                                                 ----     ----     -------
                                                                 ----     ----     -------

     Capitalized Costs Relating to Oil and Gas Producing Activities:

                                                                1991      1992       1993
                                                                ----     ------     -------
    Capitalized costs --
      Unevaluated properties not being amortized..............  $335     $  975     $ 8,004
      Evaluated properties being amortized....................    --        123       9,664
                                                                ----     ------     -------
    Total capitalized costs...................................   335      1,098      17,668
    Less accumulated depreciation and amortization............    --         --      (1,433)
                                                                ----     ------     -------
      Net capitalized costs...................................  $335     $1,098     $16,235
                                                                ----     ------     -------
                                                                ----     ------     -------

     Oil and Gas Reserve Data -- (Unaudited) -- The following information is presented with regard to Harken's proved oil and gas reserves, all of which are located in the United States. The reserve values reflected in the following reserve disclosures are based on prices received as of year end. Effective February 15, 1993, Harken consummated a merger whereby Chuska became a wholly-owned subsidiary of Harken. (See Note 3 -- Acquisitions for a discussion of Chuska).

     Crude Oil and Condensate (Barrels):

                                                                         (UNAUDITED)
                                                                  -------------------------
                                                                  1991      1992      1993
                                                                  -----     -----     -----
                                                                       (IN THOUSANDS)
    Proved reserves -- beginning of year........................      0         0         0
      Extensions and discoveries................................     --        --         1
      Production................................................     --        --      (185)
      Purchases of reserves-in-place............................     --        --     1,219
                                                                  -----     -----     -----
    Proved reserves -- end of year..............................      0         0     1,035
                                                                  -----     -----     -----
                                                                  -----     -----     -----
    Proved developed reserves --
      Beginning of year.........................................      0         0         0
                                                                  -----     -----     -----
                                                                  -----     -----     -----
      End of year...............................................      0         0       624
                                                                  -----     -----     -----
                                                                  -----     -----     -----
    Harken's share of an investee's proved oil reserves, equity
      method....................................................    336         0         0
                                                                  -----     -----     -----
                                                                  -----     -----     -----

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

     Natural Gas (Mcf):

                                                                         (UNAUDITED)
                                                                  -------------------------
                                                                  1991      1992      1993
                                                                  -----     -----     -----
                                                                       (IN THOUSANDS)
    Proved reserves -- beginning of year........................      0         0         0
      Extensions and discoveries................................     --        --       683
      Production................................................     --        --      (429)
      Purchases of reserves-in-place............................     --        --     4,716
                                                                  -----     -----     -----
    Proved reserves -- end of year..............................      0         0     4,970
                                                                  -----     -----     -----
                                                                  -----     -----     -----
    Proved developed reserves --
      Beginning of year.........................................      0         0         0
                                                                  -----     -----     -----
                                                                  -----     -----     -----
      End of year...............................................      0         0     1,624
                                                                  -----     -----     -----
                                                                  -----     -----     -----
    Harken's share of an investee's proved gas reserves, equity
      method....................................................  6,877         0         0
                                                                  -----     -----     -----
                                                                  -----     -----     -----

     Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

                                                                           (UNAUDITED)
                                                                       -------------------
                                                                       1992         1993
                                                                       -----       -------
                                                                         (IN THOUSANDS)
    Future cash inflows..............................................  $  --       $25,328
      Production costs...............................................     --        (8,674)
      Development costs..............................................     --        (2,947)
                                                                       -----       -------
    Future net inflows before income tax.............................     --        13,707
    Future income taxes..............................................     --            --
                                                                       -----       -------
    Future net cash flows............................................     --        13,707
    10% discount factor..............................................     --        (5,477)
                                                                       -----       -------
    Standardized measure of discounted future net cash flows.........  $  --       $ 8,230
                                                                       -----       -------
                                                                       -----       -------

     Changes In Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

                                                                        (UNAUDITED)
                                                                ---------------------------
                                                                 1991      1992      1993
                                                                ------    ------    -------
                                                                      (IN THOUSANDS)
    Standardized measure -- beginning of year.................  $    0    $    0    $     0
    Increase (decrease)
      Sales, net of production costs..........................      --        --     (2,726)
      Extensions and discoveries, net of future costs.........      --        --        875
      Purchases of reserves-in-place..........................      --        --     10,081
                                                                ------    ------    -------
    Standardized measure -- end of year.......................  $    0    $    0    $ 8,230
                                                                ------    ------    -------
                                                                ------    ------    -------
    Harken's share of an investee's standardized measure of
      discounted future net cash flows, equity method.........  $6,278    $    0    $     0
                                                                ------    ------    -------
                                                                ------    ------    -------

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

(13) COMMITMENTS AND CONTINGENCIES

     Colombian Operations -- During the third quarter of 1992, Harken, through a subsidiary, Harken de Colombia, Ltd., was awarded the exclusive right to explore for, develop and produce oil and gas throughout approximately 350,000 acres within the Alcaravan area ("Alcaravan") of Colombia. Alcaravan is located in Colombia's Llanos Basin and is located approximately 140 miles east of Santafe De Bogota. Harken and Empresa Colombiana de Petroleos ("Ecopetrol") have entered into an Association Contract ("Alcaravan Contract") which requires Harken to conduct a seismic and exploratory drilling program in the Alcaravan area ("work program") over the initial six (6) years. At the end of each of the six years in the work program, Harken has the option to withdraw from the Alcaravan Contract or to commit to the next year's work requirements. If Harken makes a commercial discovery of oil and/or gas which is approved by Ecopetrol, the standard terms of the Alcaravan Contract will apply. Such terms provide for Ecopetrol to reimburse Harken for 50% of its successful well costs expended up to the point of commercial discovery and to receive a 20% royalty interest and for both Ecopetrol and Harken to each have a 50% working interest. The term of the Alcaravan Contract will extend twenty-two (22) years from the date of any commercial discovery of oil and/or gas. Harken reprocessed in excess of 200 kilometers of seismic on the Alcaravan area and completed the acquisition of 52 kilometers of new seismic data over prospective areas in mid-February 1994. Harken is currently carrying on discussions with potential joint venture partners regarding potential drilling on the Alcaravan area.

     In January 1994, Harken announced that Harken de Colombia, Ltd. had signed its second Association Contract ("Bocachico Contract") with Ecopetrol, covering the Bocachico contract area. Under the Bocachico Contract, Harken has acquired the exclusive rights to conduct exploration activities and drilling on this area, which covers approximately 192,000 acres in the Middle Magdelena Valley of Central Colombia.

     During the first year of the Bocachico Contract, Harken will conduct seismic activities on the land covered by this contract including reprocessing of at least 250 kilometers of existing seismic data and the acquisition of at least 35 kilometers of new seismic data. During each of the 2nd through the 6th contract years Harken may elect to continue the contract by committing to the drilling of at least one well during each contract year. During this initial six year term, called the Exploration Period under the Bocachico Contract, if Harken has discovered the existence of commercial production in the Bocachico Contract area, the Bocachico Contract will be further extended for a period of 22 years from the date of any commercial discovery of oil and/or gas. If Harken makes a commercial discovery of oil and/or gas which is approved by Ecopetrol, the standard terms of the Bocachico Contract will apply. Such terms provide for Ecopetrol to reimburse Harken for 50% of its successful well costs expended up to the point of commercial discovery and to receive a 20% royalty interest and for both Ecopetrol and Harken to each have a 50% working interest.

     In addition to reprocessing and acquiring seismic data during the first contract year of the Bocachico Contract, Harken intends to also conduct engineering studies to evaluate the potential for recovering existing oil reserves in the Rio Negro area, which is located in the northern portion of the Bocachico Contract area. Three wells were drilled, produced and subsequently abandoned by another contractor approximately 30 years ago in this area, which have provided information and data including production rates, well logs and pressure tests. This well data will be utilized by Harken in such studies to evaluate the feasibility of applying modern production and recovery techniques in this area. Harken has not made any determination at this point as to the recoverability of reserves which may be indicated in this area.

     Bahrain Operations -- In January 1990, Harken, through its wholly-owned subsidiary, Harken Bahrain Oil Company ("HBOC"), entered into a production sharing agreement with the Bahrain National Oil Company which gave it the exclusive right to explore for, develop and produce oil and gas throughout most of Bahrain's Arabian Gulf offshore territories. Subject to the discovery and development of oil and/or gas, the contract has a term of thirty-five years. Under the original terms of the agreement, as amended, Harken was to drill an exploratory well to test the Permian Khuff formation within 2 1/2 years and drill a total of four wells by

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

1995 to earn all of its acreage rights under the agreement. In July 1990, Harken entered into a joint venture arrangement with a joint venture partner, Bass Enterprises Production Company ("BEPCO"), in which BEPCO committed to provide the funding for the first well and at least two subsequent wells.

     The initial exploratory well under the contract was drilled on the Jarim Reef, which began drilling November 1991. The well was drilled to an approximate depth of 14,275 feet and tested the Jurassic Arab formation at approximately 7,300 feet and the Permian Khuff formation at approximately 13,300 feet. In March 1992, after drilling was completed, HBOC announced that the Jarim No. 2 well was not productive of either oil or gas and was abandoned.

     On December 28, 1992, Harken commenced the drilling of its second exploratory well, the Muharraq No. 1, in Bahrain. In February 1993, Harken announced that the Muharraq No. 1 well had been drilled to a total depth of 8,778 feet and that no shows of oil and gas were noted in the well cuttings of either the Jurassic Arab or the Jurassic Fadhili formations. As a result, the well was plugged and abandoned at the foregoing depth. Further, under the terms of the production sharing agreement, HBOC allowed its exploration and drilling rights on approximately 10% of the acreage covered by the production sharing agreement to expire, effective February 13, 1993. Later, during the third quarter of 1993, HBOC allowed an additional portion of the acreage covered by the production sharing agreement to expire effective August 29, 1993. HBOC's remaining obligation under the production sharing agreement is limited to reprocessing 500 kilometers of seismic prior to July 30, 1995.

     On April 8, 1993, HBOC and BEPCO entered into an agreement whereby BEPCO was released and discharged from any future drilling obligations related to HBOC's production sharing agreement, and the joint venture agreement between HBOC and BEPCO was terminated. As part of this agreement, BEPCO paid to HBOC approximately $2,000,000 plus all remaining costs and obligations related to the Muharraq No. 1 well along with certain other costs and contingencies. Such amount, net of Harken's carrying value in its Bahrain investment, has been recorded as deferred revenue in the accompanying balance sheet. Harken is continuing to pursue discussions with various other parties in joining HBOC to pursue continuing operations on the remaining acreage which HBOC continues to hold.

     Other -- Harken leases its corporate and certain other office space and certain field operating offices. Total office and operating lease expense during 1993 was $707,000. Future minimum rental payments required under all leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1993, net of sublease arrangements, are as follows:

            YEAR                                                          AMOUNT
            ----                                                          ------
            1994........................................................   $510
            1995........................................................    217
            1996........................................................    119
            1997........................................................     64
            1998........................................................      6
            Thereafter..................................................      8
                                                                          ------
                 Total minimum payments required........................   $924
                                                                          ------
                                                                          ------

     The exploration, development and production of oil and gas are subject to various Navajo, federal and state laws and regulations designed to protect the environment. Compliance with these regulations is part of Harken's day-to-day operating procedures. Infrequently, accidental discharge of such materials as oil, natural gas or drilling fluids can occur and such accidents can require material expenditures to correct. Harken maintains levels of insurance customary in the industry to limit its financial exposure. Management is unaware of any material capital expenditures required for environmental control during the next fiscal year.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

     At December 31, 1993, Harken has accrued $1,000,000 related to a consulting payment due to a former Chuska stockholder. Under the terms of a prior agreement made by Chuska with the former Chuska stockholder, among other obligations previously satisfied, Chuska is to pay $1,000,000 to the former Chuska stockholder when aggregate net revenues (as defined in the agreement) reach $60,000,000. In October 1992, a lawsuit was filed against Chuska by the former Chuska stockholder. The lawsuit was generally based upon allegations that Chuska had reached the defined aggregate net revenue amount and that the $1,000,000 consulting payment was due and payable. In March 1994, this lawsuit was settled whereby Chuska and a subsidiary entered into an agreement to pay $500,000 to the former Chuska stockholder as the first of two installments relating to the consulting payment. Chuska executed a non-interest bearing note payable for the remaining $500,000 consulting payment which is payable to the former Chuska stockholder on or before January 5, 1995. Further, under the terms of this March 1994 agreement, Chuska purchased from the former Chuska stockholder his 3% working interest in the wells drilled by Chuska as well as all rights he held to participate in future wells drilled by Chuska on the Navajo Reservation, effective January 1, 1994. As consideration for such purchase, Chuska issued a 10% note payable in the amount of $400,000 which is due and payable to the former Chuska stockholder on or before January 3, 1996. Chuska is obligated under this agreement to pay 75% of the net cash flow (as defined) from the acquired interest to an escrow account which will serve as collateral for the above notes payable until the notes are fully paid.

     Harken has also accrued approximately $1,900,000 relating to other operational or regulatory liabilities related to Chuska's operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including the guarantee of certain lease obligations, which in management's opinion, will not result in significant loss exposure to Harken.

                                                                      SCHEDULE I

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

                   MARKETABLE SECURITIES -- OTHER INVESTMENTS

                                             NUMBER OF                                       AMOUNT
                                          SHARES --PRINCIPAL                 MARKET      CARRIED IN THE
             NAME OF ISSUER               AMOUNT OF NOTES       COST          VALUE       BALANCE SHEET
- ----------------------------------------  ---------------    -----------   -----------   ---------------
Year ended December 31, 1991
  E-Z Serve Corporation
     Common Stock.......................      580,875        $    61,000   $   944,000     $    61,000
  Tejas Power Corporation
     Common Stock.......................      553,375        $   181,000   $ 3,182,000     $   181,000
  Non-Marketable Securities and
     Notes Held.........................
       E-Z Serve Corporation Series A
          Preferred Stock...............       63,962        $ 6,420,000           N/A     $ 6,420,000
       Tejas Power Corporation Series B
          Preferred Stock...............        1,000        $ 1,219,000           N/A     $ 1,219,000
       E-Z Serve Corporation
          Subordinated Debenture(A).....           --        $ 1,800,000           N/A     $ 1,800,000
                                                                                         ---------------
                                                                                           $ 9,681,000
                                                                                         ---------------
                                                                                         ---------------
Year ended December 31, 1992
  E-Z Serve Corporation
     Common Stock.......................      205,875        $    22,000   $   283,000     $    22,000
  Non-Marketable Securities and
     Notes Held.........................
       E-Z Serve Corporation Series C
          Preferred Stock...............       66,924        $ 6,716,000           N/A     $ 6,716,000
       Tejas Power Corporation Series B
          Preferred Stock...............        1,000        $ 1,219,000           N/A     $ 1,219,000
       E-Z Serve Corporation
          Subordinated Debenture(A).....           --        $ 1,800,000           N/A     $ 1,800,000
                                                                                         ---------------
                                                                                           $ 9,757,000
                                                                                         ---------------
                                                                                         ---------------
Year ended December 31, 1993
  E-Z Serve Corporation
     Common Stock.......................      100,200        $   138,000   $   250,000     $   138,000
  Non-Marketable Securities and
     Notes Held.........................
       E-Z Serve Corporation Series C
          Preferred Stock...............       79,754        $ 7,999,000           N/A     $ 7,999,000
       Tejas Power Corporation Series B
          Preferred Stock...............        1,000        $ 1,219,000           N/A     $ 1,219,000
                                                                                         ---------------
                                                                                           $ 9,356,000
                                                                                         ---------------
                                                                                         ---------------

- ---------------

(A) Amount shown is net of $1,336,000 related to purchase of Harken common stock and reflected as a component of Additional Paid-in Capital within Stockholders' Equity.

                                                                     SCHEDULE II

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

             AMOUNTS RECEIVABLE FROM RELATED PARTIES AND EMPLOYEES

                                     BALANCE AT                                                     BALANCE AT END OF PERIOD
                                     BEGINNING                      AMOUNTS         AMOUNTS        --------------------------
                                     OF PERIOD     ADDITIONS       COLLECTED        FORGIVEN        CURRENT        NONCURRENT
                                     ----------    ---------       ---------        --------       ---------       ----------
Year ended December 31, 1991:
  Employees
    Chal Barnwell..................  $  225,852    $       --      $  225,852 (E)   $    --        $       --      $       --
    Ted Beechler...................  $  126,875    $       --      $       --       $20,000 (C)    $       --      $  106,875 (D)
    Larry Bickle...................  $       --    $  225,000      $       --       $    --        $       --      $  225,000 (D)
    Larry Cummings.................  $  271,050    $       --      $       --       $    --        $       --      $  271,050 (D)
    Mikel Faulkner.................  $1,117,937    $       --      $       --       $    --        $       --      $1,117,937 (B)(D)
    Jayne Ford.....................  $  265,050    $       --      $       --       $    --        $       --      $  265,050 (D)
    Chris Jones....................  $       --    $  225,000      $       --       $    --        $       --      $  225,000 (D)
    Ed More........................  $  173,086    $       --      $       --       $    --        $       --      $  173,086 (D)
    John Strom.....................  $       --    $  225,000      $       --       $    --        $       --      $  225,000 (D)
    Monte Swetnam..................  $  129,600    $       --      $       --       $    --        $       --      $  129,600 (D)
    Dale Valvo.....................  $  233,458    $       --      $   25,125       $73,333 (A)    $       --      $  135,000 (D)
  Directors
    George Bush....................  $  180,375    $       --      $       --       $    --        $       --      $  180,375 (D)
    Alan Quasha....................  $  597,937    $       --      $       --       $    --        $       --      $  597,937 (D)
  Related Parties
    E-Z Serve Corporation..........  $2,767,069    $7,205,758      $6,396,200 (H)   $    --        $  440,420 (G)  $3,136,207 (J)
    Tejas Power....................  $  759,834    $1,075,631      $1,757,741 (I)   $    --        $   77,724 (F)  $       --
Year ended December 31, 1992:
  Employees
    Ted Beechler...................  $  106,875    $       --      $       --       $ 6,000        $       --      $  100,875 (D)
    Larry Bickle...................  $  225,000    $       --      $  225,000       $    --        $       --      $       --
    Larry Cummings.................  $  271,050    $       --      $       --       $    --        $       --      $  271,050 (D)
    Mikel Faulkner.................  $1,117,937    $       --      $       --       $    --        $       --      $1,117,937 (B)(D)
    Jayne Ford.....................  $  265,050    $       --      $       --       $    --        $       --      $  265,050 (D)
    Chris Jones....................  $  225,000    $       --      $  225,000 (K)   $    --        $       --      $       --
    Ed More........................  $  173,086    $       --      $  173,086 (K)   $    --        $       --      $       --
    John Strom.....................  $  225,000    $       --      $  225,000 (K)   $    --        $       --      $       --
    Monte Swetnam..................  $  129,600    $       --      $       --       $    --        $       --      $  129,600 (D)
    Dale Valvo.....................  $  135,000    $       --      $       --       $    --        $       --      $  135,000 (D)
  Directors
    George Bush....................  $  180,375    $       --      $       --       $    --        $       --      $  180,375 (D)
    Alan Quasha....................  $  597,937    $       --      $       --       $    --        $       --      $  597,937 (D)
  Related Parties
    E-Z Serve Corporation..........  $3,576,627    $  879,580      $  296,000 (M)   $    --        $1,024,000 (L)  $3,136,207 (J)
    Harken Anadarko Partners, L.P..  $       --    $  404,000 (N)  $       --       $    --        $  404,000      $       --
Year ended December 31, 1993:
  Employees
    Ted Beechler...................  $  100,875    $       --      $  100,875 (Q)   $    --        $       --      $       --
    Larry Cummings.................  $  271,050    $       --      $  271,050 (O)   $    --        $       --      $       --
    Mikel Faulkner.................  $1,111,937    $       --      $  591,937 (O)   $    --        $       --      $  520,000 (B)
    Jayne Ford.....................  $  265,050    $       --      $  265,050 (Q)   $    --        $       --      $       --
    Monte Swetnam..................  $  129,600    $       --      $  129,600 (Q)   $    --        $       --      $       --
    Dale Valvo.....................  $  135,000    $       --      $  135,000 (Q)   $    --        $       --      $       --
  Directors
    George Bush....................  $  180,375    $       --      $  180,375 (O)   $    --        $       --      $       --
    Alan Quasha....................  $  597,937    $       --      $  597,937 (O)   $    --        $       --      $       --
  Related Parties
    E-Z Serve Corporation..........  $4,160,207    $       --      $3,290,207 (P)   $    --        $  870,000      $       --
    Harken Anadarko Partners.......  $  404,000    $       --      $  241,000 (N)   $    --        $  163,000      $       --

- ---------------

Notes:

(A) A non-interest bearing demand note receivable of $110,000 was issued for personal obligations involved in his employment. The note is to be amortized over three years; accordingly, $73,333 and $36,666 was reflected as non-current in 1988 and 1989, respectively. The balance of $73,333 was forgiven in 1991.

(B) Includes a non-recourse note in the amount of $520,000 bearing interest at the Broker Loan Rate plus 1/2% which is due October 2, 1999. The note is secured by vested options to purchase 266,790 shares of Harken's common stock at $1.00 per share under the Harken's Incentive Non-Qualified Stock Options Plan. Subsequent to December 31, 1993, an agreement was reached with the officer whereby the note, together with accrued interest, is scheduled to be forgiven equally over three installments dated April 1994, July 1995 and December 1996, with each installment of such forgiveness contingent upon the officer's continued employment through the date of each such installment.

(C) Represents certain non-interest bearing demand notes which were forgiven.

(D) These loans, other than amounts discussed in Notes B and C, were incurred pursuant to purchases of Harken common stock and were evidenced by promissory notes bearing interest at 5% per annum which mature eight (8) years from making. The notes were secured by the shares issued to makers of the notes.

(E) Upon termination of employment, this employee elected not to pay the note (see Note D) issued to purchase common stock and returned 101,119 shares of common stock.

(F) Represents amounts owed for miscellaneous expenses paid by Harken. See "Notes to Consolidated Financial Statements, Note 10 -- Related Party Transactions -- Relationship with E-Z Serve and Tejas" for discussion.

(G) Represents accrued preferred stock dividends of $200,000, accrued interest on subordinated debenture of $224,776, and other accruals of $15,644. See "Notes to Consolidated Financial Statements, Note 4 -- Investments in Former Subsidiaries" for discussion.

(H) Harken received 63,962 shares of E-Z Serve $6.00 Convertible Preferred Stock, Series A, at a price of $100 per share in payment for certain debt and expenses owed by E-Z Serve to Harken. See "Notes to Consolidated Financial Statements, Note 4 -- Investments in Former Subsidiaries" for discussion.

(I) Harken received 1,000 shares of Tejas Series B Preferred Stock, totalling $1,200,000, in payment for certain expenses incurred by Harken on behalf of Tejas in connection with the recent Rights Offering. Tejas also paid $557,741 in cash. See "Notes to Consolidated Financial Statements, Note
     4 -- Investments in Former Subsidiaries" for discussion.

(J) Represents a 12% secured subordinated debenture from E-Z Serve dated May 28, 1991, payable on June 30, 1994, with interest payable quarterly (see Note G). $1,336,000 of this amount is recorded as a reduction of stockholders' equity. See "Notes to Consolidated Financial Statements, Note 4 -- Investments in Former Subsidiaries" for discussion.

(K) Upon maturity of these notes, these employees elected not to pay note (see Note D) issued to purchase common stock and returned 205,118 shares of common stock.

(L) Represents accrued preferred stock dividends of $301,000, accrued interest on subordinated debenture of $598,000, other accruals of $13,000 and registration statement costs to be reimbursed of $112,000. See "Notes to Consolidated Financial Statements, Note 4 -- Investments in Former Subsidiaries" for discussion.

(M) Harken exchanged 63,962 shares of E-Z Serve $6.00 Convertible Preferred Stock, Series A plus accrued dividends for 66,924 shares of E-Z Serve $6.00 Convertible Preferred Stock, Series C. See "Notes to Consolidated Financial Statements, Note 4 -- Investments in Former Subsidiaries" for discussion.

(N) Represents net activity throughout the year between Harken and its managed limited partnership.

(O) These employees surrendered 684,000 shares of common stock. See "Notes to Consolidated Financial Statements, Note 10 -- Related Party Transactions" for discussion.

(P) As part of a restructuring by E-Z Serve, Harken tendered and released to E-Z Serve a 12% secured subordinated debenture along with other consideration in exchange for 12,830 additional shares of E-Z Serve's Series C Preferred Stock along with other benefits. See "Notes to Consolidated Financial Statements, Note 4 -- Investments in Former Subsidiaries -- E-Z Serve Restructuring" for discussion.

(Q) Upon maturity of these notes, these employees elected not to pay note (see Note D) issued to purchase common stock and returned 220,800 shares of common stock.

                                                                      SCHEDULE V

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

                             PROPERTY AND EQUIPMENT
                                 (IN THOUSANDS)

                                       BALANCE AT                                                  BALANCE
                                       BEGINNING                                     OTHER        AT END OF
                                       OF PERIOD      ADDITIONS     RETIREMENTS     CHANGES        PERIOD
                                       ----------     ---------     -----------     -------       ---------
Year ended December 31, 1991:
  Oil and gas properties.............   $    670       $   450        $  (307)      $  (478)       $   335
  Oilfield service equipment.........     14,208           136           (260)       (6,272)(A)      7,812
  Other property.....................      4,960           145           (278)          (71)(A)      4,756
                                       ----------     ---------     -----------     -------       ---------
                                        $ 19,838       $   731        $  (845)      $(6,821)       $12,903
                                       ----------     ---------     -----------     -------       ---------
                                       ----------     ---------     -----------     -------       ---------
Year ended December 31, 1992:
  Oil and gas properties.............   $    335       $   763        $    --       $    --        $ 1,098
  Oilfield service equipment.........      7,812            71           (315)           --          7,568
  Other property.....................      4,756           356            (49)           --          5,063
                                       ----------     ---------     -----------     -------       ---------
                                        $ 12,903       $ 1,190        $  (364)      $    --        $13,729
                                       ----------     ---------     -----------     -------       ---------
                                       ----------     ---------     -----------     -------       ---------
Year ended December 31, 1993:
  Oil and gas properties.............   $  1,098       $16,570        $    --       $    --        $17,668
  Oilfield service equipment.........      7,568           700         (1,720)       (5,173)(B)      1,375
  Gas plants and other property......      5,063         2,030            (99)           --          6,994
                                       ----------     ---------     -----------     -------       ---------
                                        $ 13,729       $19,300        $(1,819)      $(5,173)       $26,037
                                       ----------     ---------     -----------     -------       ---------
                                       ----------     ---------     -----------     -------       ---------

- ---------------

(A) The decrease is primarily due to the impairment write down of certain assets to estimated resale recoverable value. See "Notes to Consolidated Financial Statements, Note 11 -- Segment Information and Other" for discussion.

(B) The decrease is due to the December 1993 write down of certain assets to liquidation value and the transfer of these assets to Assets Held for Resale in Harken's balance sheet. See "Notes to Consolidated Financial Statements, Note 11 -- Segment Information and Other" for discussion.

                                                                     SCHEDULE VI

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

                   ACCUMULATED DEPRECIATION AND AMORTIZATION
                                 (IN THOUSANDS)

                                          BALANCE AT                                              BALANCE
                                          BEGINNING                                  OTHER       AT END OF
                                          OF PERIOD     ADDITIONS    RETIREMENTS    CHANGES       PERIOD
                                          ----------    ---------    -----------    -------      ---------
Year ended December 31, 1991:
  Oil and gas properties................    $   --       $    --       $    --      $    --       $    --
  Oilfield service equipment............     1,275           472           (36)          (3)        1,708
  Other property........................     1,484           972           (93)         (30)        2,333
                                          ----------    ---------    -----------    -------      ---------
                                            $2,759       $ 1,444       $  (129)     $   (33)      $ 4,041
                                          ----------    ---------    -----------    -------      ---------
                                          ----------    ---------    -----------    -------      ---------
Year ended December 31, 1992:
  Oil and gas properties................    $   --       $    --       $    --      $    --       $    --
  Oilfield service equipment............     1,708           454            --           --         2,162
  Other property........................     2,333           932           (18)          --         3,247
                                          ----------    ---------    -----------    -------      ---------
                                            $4,041       $ 1,386       $   (18)     $    --       $ 5,409
                                          ----------    ---------    -----------    -------      ---------
                                          ----------    ---------    -----------    -------      ---------
Year ended December 31, 1993:
  Oil and gas properties................    $   --       $ 1,433       $    --      $    --       $ 1,433
  Oilfield service equipment............     2,162           667        (1,169)      (1,264)(A)       396
  Gas plants and other property.........     3,247         1,154            --           --         4,401
                                          ----------    ---------    -----------    -------      ---------
                                            $5,409       $ 3,254       $(1,169)     $(1,264)      $ 6,230
                                          ----------    ---------    -----------    -------      ---------
                                          ----------    ---------    -----------    -------      ---------

- ---------------

(A) The decrease is due to the December 1993 transfer of certain assets to Assets Held for Resale in Harken's balance sheet. See "Notes to Consolidated Financial Statements, Note 11 -- Segment Information and Other" for discussion.

                                                                     SCHEDULE IX

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

                             SHORT TERM BORROWINGS

                                                                                                                  WEIGHTED
                                                                                       MAXIMUM       AVERAGE      AVERAGE
                                                                        WEIGHTED       AMOUNT        AMOUNT       INTEREST
                                                           BALANCE AT   AVERAGE      OUTSTANDING   OUTSTANDING      RATE
                                         CATEGORY OF         END OF     INTEREST     DURING THE    DURING THE    DURING THE
                                    SHORT TERM BORROWINGS    PERIOD       RATE         PERIOD        PERIOD        PERIOD
                                    ---------------------  ----------   --------     -----------   -----------   ----------
Year Ended December 31, 1991....... Note payable to          $  -0-        12%(B)     $1,480,000    $1,480,000       12%(B)
                                      stockholder(A)
Year Ended December 31, 1993....... Note payable to          $  -0-         6%        $1,600,000    $1,092,000        6%
                                      former joint
                                      venture partner(C)
                                    Note payable to a        $  -0-       7.5%        $  245,000    $  245,000      7.5%
                                      bank(D)

- ---------------

(A) On May 24, 1991, Harken borrowed $1,480,000 from a major stockholder. At the August 31, 1991 maturity date, the parties elected to extinguish the note by transferring to the stockholder one fourth of Harken's 16% interest in a limited partnership. See "Notes to Consolidated Financial Statements, Note
    6 -- Investment in Limited Partnership" for discussion.

(B) The note bore interest at a fixed 12% rate during the entire period it was outstanding.

(C) On March 16, 1993, Chuska issued a $1,600,000 non-recourse note payable to a former joint venture partner in exchange for its interest in certain oil and gas joint ventures. The note was payable in monthly installments from oil and gas net revenues relating to the acquired interest. The final payment of all remaining principal was made on September 1, 1993.

(D) Chuska had a note payable to a bank which bore interest at the bank's prime rate plus 1.5%. Harken paid the remaining balance prior to March 31, 1993.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the material under the captions "Directors of Harken" and "Executive Officers of Harken" in the Registrant's definitive Proxy Statement to be filed on or before April 30, 1994 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held on June 3, 1994, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Reference is made to the material under the captions "Executive Officers of Harken (Executive Compensation)" in the Registrant's definitive Proxy Statement to be filed on or before April 30, 1994 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held on June 3, 1994, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Reference is made to the material under the captions "Principal Holders of Securities" in the Registrant's definitive Proxy Statement to be filed on or before April 30, 1994 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held on June 3, 1994, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the material under the captions "Certain Transactions" in the Registrant's definitive Proxy Statement to be filed on or before April 30, 1994 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held on June 3, 1994, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. Exhibits

        10-21      -- None
        22         -- Subsidiaries of Harken
        23-24      -- None
        25         -- Powers of Attorney
        26-29      -- None

B. Financial Statements and Schedules

     (1) Included in PART II of this report:

                                                                                        PAGE
                                                                                        ----
        Harken Energy Corporation and Subsidiaries
        -- Report of Independent Public Accountants...................................   21
        -- Selected Financial Information and Other Data for the five years ended
             December 31, 1993........................................................   12
        -- Consolidated Balance Sheets -- December 31, 1992 and 1993..................   22
        -- Consolidated Statements of Operations for the three years ended
             December 31, 1993........................................................   23
        -- Consolidated Statements of Stockholders' Equity for the three years ended
             December 31, 1993........................................................   24
        -- Consolidated Statements of Cash Flows for the three years ended
             December 31, 1993........................................................   25
        -- Notes to Consolidated Financial Statements.................................   26
        -- Schedules:
              I -- Marketable Securities -- Other Investments for the three years ended
                   December 31, 1993.....................................................   42
             II -- Amounts Receivable from Related Parties and Employees for the three
                   years ended December 31, 1993.........................................   43
              V -- Property and Equipment for the three years ended December 31, 1993....   45
             VI -- Accumulated Depreciation and Amortization for the three years ended
                   December 31, 1993.....................................................   46
             IX -- Short-Term Borrowings -- For the three years ended December 31,
                   1993..................................................................   47

     (2) The information required by Schedules IV and VIII is provided in the related financial statements or in a note, thereto.

     (3) The information required by Schedules III, VII, X, and XI through XXVIII is not applicable to the Company.

C. Reports on Form 8-K

     On January 14, 1993, a report on Form 8-K was filed regarding the sale of Harken's general partner interest in its managed limited partnership.

     On February 9, 1993, a report on Form 8-K was filed regarding the results of the Muharraq No. 1 exploratory well in Bahrain.

     On March 1, 1993, a report on Form 8-K was filed regarding the merger with Chuska Resources Corporation.

     On November 19, 1993, a report on Form 8-K was filed regarding the resignation of George W. Bush as a director of Harken.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the capacities indicated.

Dated: March 28, 1994

                                                   /s/  BRUCE N. HUFF
                                                 HARKEN ENERGY CORPORATION

                                            By:               *
                                             Mikel D. Faulkner, Chairman of the
                                                           Board
                                             of Directors, Principal Executive
                                                          Officer

                                                                    *
                                              Richard H. Schroeder, Director,
                                                         President
                                                and Chief Operating Officer

                                                                    *
                                            Bruce N. Huff, Senior Vice President
                                                Chief Financial Officer and
                                                         Principal
                                                     Accounting Officer

                                                                    *
                                                  Alan G. Quasha, Director

                                                                    *
                                                 Talat M. Othman, Director

                                                                    *
                                               Michael R. Eisenson, Director

                                                                    *
                                              Michael M. Ameen, Jr., Director

                                                                    *
                                                Donald W. Raymond, Director

                                              Harvey V. Risien, Jr., Director

                                                                    *
                                              E. C. Kettenbrink, Jr., Director

     Bruce N. Huff, by signing his name hereto, does hereby sign this Form 10-K, Annual Report for the fiscal year ended December 31, 1993, on behalf of Harken Energy Corporation and each of the above-named officers and directors of such Company, pursuant to powers of attorney, executed on behalf of the Company and each such officer and director.

*By:     /s/  BRUCE N. HUFF
             Bruce N. Huff,
            Attorney-in-fact