Form 10-Q
period 1994-03-31
HARKEN ENERGY CORP
filed 1994-05-13
CIK 313478

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

           (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

           ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                     FOR THE TRANSITION PERIOD FROM _____ TO ______

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

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X    NO____

         The number shares of Common Stock, par value $0.01 per share, outstanding as of April 15, 1994 was 59,482,853, net of 5,983,655 Treasury Shares.

                           HARKEN ENERGY CORPORATION
                           INDEX TO QUARTERLY REPORT
                            MARCH 31, 1993 AND 1994



                                                                                                   PAGE
                                                                                                   ----
PART I.  FINANCIAL INFORMATION

    Item 1.  Condensed Financial Statements

             Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . .         4

             Consolidated Statements of Operations  . . . . . . . . . . . . . . . . . . . .         5

             Consolidated Statements of Stockholders' Equity  . . . . . . . . . . . . . . .         6

             Consolidated Statements of Cash Flow   . . . . . . . . . . . . . . . . . . . .         7

             Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . .         8


    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .        15


PART II. OTHER INFORMATION

             Notes Concerning Other Information   . . . . . . . . . . . . . . . . . . . . .        19

SIGNATURES            . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20

                         PART I - FINANCIAL INFORMATION

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                       DECEMBER 31,          MARCH 31,
                                                                          1993                  1994
                                                                    ----------------      ----------------
     ASSETS
     ------

Current Assets:
  Cash and temporary investments  . . . . . . . . . . . . . . .    $      3,299,000       $      2,776,000
  Accounts and notes receivable, net  . . . . . . . . . . . . .           1,022,000                785,000
  Accounts receivable from related parties  . . . . . . . . . .           1,081,000              1,202,000
  Assets of discontinued operations held for resale   . . . . .             796,000                895,000
  Prepaid expenses and other current assets   . . . . . . . . .             500,000                384,000
                                                                   ----------------       ----------------

        Total Current Assets  . . . . . . . . . . . . . . . . .           6,698,000              6,042,000

Property and Equipment, net . . . . . . . . . . . . . . . . . .          19,807,000             19,410,000

Investments in Former Subsidiaries  . . . . . . . . . . . . . .           9,218,000              9,218,000

Notes Receivable from Related Parties, including interest . . .             701,000                483,000

Other Assets, net . . . . . . . . . . . . . . . . . . . . . . .           1,307,000              1,435,000
                                                                   ----------------       ----------------
                                                                   $     37,731,000       $     36,588,000
                                                                   ================       ================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current Liabilities:
  Trade payables  . . . . . . . . . . . . . . . . . . . . . . .    $        339,000       $        413,000
  Accrued liabilities and other   . . . . . . . . . . . . . . .           4,840,000              3,186,000
  Notes payable   . . . . . . . . . . . . . . . . . . . . . . .                  --                944,000
  Revenues and royalties payable  . . . . . . . . . . . . . . .           1,354,000              1,226,000
                                                                   ----------------       ----------------

        Total Current Liabilities   . . . . . . . . . . . . . .           6,533,000              5,769,000

Commitments and Contingencies (Note 10)

Deferred Revenue, net of current portion  . . . . . . . . . . .             367,000                284,000

Redeemable Preferred Stock  . . . . . . . . . . . . . . . . . .           1,868,000              1,868,000

Stockholders' Equity:
  Common stock, $0.01 par value; authorized
     100,000,000 shares; issued 65,466,508 shares . . . . . . .             654,000                654,000
  Additional paid-in capital  . . . . . . . . . . . . . . . . .         131,052,000            131,052,000
  Retained deficit  . . . . . . . . . . . . . . . . . . . . . .         (81,986,000)           (82,282,000)
  Treasury stock  . . . . . . . . . . . . . . . . . . . . . . .         (20,757,000)           (20,757,000)
                                                                   ----------------       ----------------
        Total Stockholders' Equity  . . . . . . . . . . . . . .          28,963,000             28,667,000
                                                                   ----------------       ----------------
                                                                   $     37,731,000       $     36,588,000
                                                                   ================       ================

          The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Balance Sheets.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                     ---------------------------------------
                                                                           1993                   1994
                                                                     ---------------        ----------------
Revenues:
  Oil and gas operations  . . . . . . . . . . . . . . . . . . . .     $  1,073,000            $  1,009,000
  Management fee income   . . . . . . . . . . . . . . . . . . . .          150,000                      --
  Interest income   . . . . . . . . . . . . . . . . . . . . . . .           42,000                  23,000
  Other income  . . . . . . . . . . . . . . . . . . . . . . . . .          278,000                 131,000
                                                                      ------------            ------------
                                                                         1,543,000               1,163,000
                                                                      ------------            ------------
Costs and Expenses:
  Oil and gas operating expenses  . . . . . . . . . . . . . . . .          391,000                 361,000
  General and administrative expenses, net  . . . . . . . . . . .          487,000                 689,000
  Depreciation and amortization   . . . . . . . . . . . . . . . .          603,000                 504,000
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . .           11,000                  39,000
                                                                      ------------            ------------
                                                                         1,492,000               1,593,000

    Income (loss) before income taxes   . . . . . . . . . . . . .           51,000                (430,000)

Income tax expense  . . . . . . . . . . . . . . . . . . . . . . .               --                      --
                                                                      ------------            ------------

    Income (loss) from continuing operations  . . . . . . . . . .           51,000                (430,000)

Discontinued Operations:
  Income (loss) from operations of discontinued well service
    and contract drilling segment   . . . . . . . . . . . . . . .         (235,000)               (138,000)
  Gain on sale of contract drilling rigs  . . . . . . . . . . . .               --                 272,000
                                                                      ------------            ------------
                                                                          (235,000)                134,000
                                                                      ------------            ------------

    Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . .     $   (184,000)           $   (296,000)
                                                                      ============            ============

Income (loss) per common share:
  Income (loss) from continuing operations  . . . . . . . . . . .     $       0.00            $      (0.01)
  Discontinued operations   . . . . . . . . . . . . . . . . . . .            (0.00)                   0.00
                                                                      ------------            ------------
    Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . .     $      (0.00)           $      (0.01)
                                                                      ============            ============

Weighted average shares outstanding . . . . . . . . . . . . . . .       53,491,974              59,482,853
                                                                      ============            ============


          The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (unaudited)


                                                             ADDITIONAL
                                            COMMON             PAID-IN           RETAINED          TREASURY
                                             STOCK             CAPITAL           DEFICIT            STOCK
                                           ---------       ----------------   ---------------   --------------
Balance, December 31, 1992  . . . . . .    $ 512,000       $ 114,207,000(A)   $  (76,492,000)   $ (17,911,000)
  Issuance of common stock, net   . . .      142,000          12,663,000                  --               --
  Payment of notes receivable,
    net of retirements  . . . . . . . .           --           2,846,000                  --       (2,846,000)
  Exchange of subordinated debenture  .           --           1,336,000                  --               --
  Net loss  . . . . . . . . . . . . . .           --                  --          (5,494,000)              --
                                           ---------       -------------      --------------    -------------
Balance, December 31, 1993  . . . . . .      654,000         131,052,000         (81,986,000)     (20,757,000)

  Net loss  . . . . . . . . . . . . . .           --                  --            (296,000)              --
                                           ---------       -------------      ---------------   -------------
Balance, March 31, 1994 . . . . . . . .    $ 654,000       $ 131,052,000      $  (82,282,000)   $ (20,757,000)
                                           =========       =============      ===============   ==============

- - -------------------------

(A) Includes as an offset to Additional Paid-In Capital, notes receivable of $4,182,000 as of December 31, 1992 from certain officers, directors and affiliates for stock purchases.




          The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                                  ---------
                                                                                              1993         1994
                                                                                              ----         ----
Cash flows from operating activities:
  Net income (loss) from continuing operations  . . . . . . . . . . . . . . . . . .     $     51,000  $   (430,000)
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . . . .          603,000       504,000
      Interest and dividend income on investments in former subsidiaries  . . . . .         (100,000)     (120,000)
      Forgiveness of related party note receivable  . . . . . . . . . . . . . . . .               --       232,000
      Provision for doubtful accounts   . . . . . . . . . . . . . . . . . . . . . .           45,000         6,000
      (Gain) loss on sales of assets and other  . . . . . . . . . . . . . . . . . .           (9,000)       (9,000)
                                                                                        ------------- ------------
                                                                                             590,000       183,000

    Income (loss) from discontinued operations  . . . . . . . . . . . . . . . . . .         (235,000)      134,000
      Adjustment to reconcile income (loss) to net cash used in operating activities:
        Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . . .          196,000        89,000
        Gain on sales of assets   . . . . . . . . . . . . . . . . . . . . . . . . .               --      (272,000)
                                                                                        ------------  ------------
                                                                                             (39,000)      (49,000)

    Change in assets and liabilities, net of effect of companies acquired:
      (Increase) decrease in accounts receivable  . . . . . . . . . . . . . . . . .        1,354,000        44,000
      (Increase) decrease in accounts receivable from/payable to related parties  .          352,000            --
      Increase (decrease) in trade payables and other   . . . . . . . . . . . . . .       (3,228,000)     (992,000)
                                                                                        ------------  ------------
        Net cash provided by (used in) operating activities   . . . . . . . . . . .         (971,000)     (814,000)
                                                                                        ------------  ------------

Cash flows from investing activities:
  Proceeds from sale of assets  . . . . . . . . . . . . . . . . . . . . . . . . . .               --     1,067,000
  Cash from acquired subsidiary   . . . . . . . . . . . . . . . . . . . . . . . . .        2,616,000            --
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (548,000)     (776,000)
                                                                                        ------------  ------------
        Net cash provided by (used in) investing activities   . . . . . . . . . . .        2,068,000       291,000
                                                                                        ------------  ------------

Cash flows from financing activities:
  Debt repayments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (401,000)           --
                                                                                        ------------- ------------
        Net cash provided by (used in) financing activities   . . . . . . . . . . .         (401,000)           --
                                                                                        ------------  ------------

Net increase (decrease) in cash and temporary investments . . . . . . . . . . . . .          696,000      (523,000)
Cash and temporary investments at beginning of year . . . . . . . . . . . . . . . .       10,348,000     3,299,000
                                                                                        ------------  ------------
Cash and temporary investments at end of year . . . . . . . . . . . . . . . . . . .     $ 11,044,000  $  2,776,000
                                                                                        ============  ============

Supplemental disclosures of cash flow information:
  Cash paid during the quarter for:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     10,000  $     39,000
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --            --

  Significant non-cash transactions:
    Increase from acquisition activity
      Current assets, excluding cash  . . . . . . . . . . . . . . . . . . . . . . .     $  1,393,000  $         --
      Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,528,000       400,000
      Current liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (5,734,000)     (400,000)
      Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (43,000)           --
      Stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (12,760,000)           --


          The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1993 AND 1994
                                  (unaudited)


(1)      MANAGEMENT'S REPRESENTATIONS

         In the opinion of Harken Energy Corporation ("Harken"), the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 1993 and March 31, 1994 and the results of its operations and changes in its cash flows for all periods presented as of March 31, 1993 and 1994. These adjustments represent normal recurring items. Certain prior year amounts have been reclassified to conform with the 1994 presentations.

         The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations, although Harken believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Harken's Form 10-K for the year ended December 31, 1993.

         The results of operations for the three month period ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year.

(2)      ACQUISITIONS

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

         Chuska is the general partner of four limited partnerships and is a venturer in the CHAP Joint Venture, all of which were formed for the exploration and production of oil and gas. Chuska is the operator of the limited partnerships and CHAP. Chuska or its wholly-owned subsidiaries are venturers in three additional projects for the exploration and production of oil and gas. These projects are named Greater Blanding, Central Blanding and Western Paradox. Chuska accounts for its investments in the partnerships and CHAP using the proportionate consolidation method.

(3)      INVESTMENTS IN FORMER SUBSIDIARIES

         E-Z Serve Preferred Stock -- Harken holds 79,754 shares of E-Z Serve $6.00 Convertible Preferred Stock, Series C ("E-Z Serve Series C Preferred") which it acquired at a cost of $100 per share. Such shares include the 12,830 additional shares of E-Z Serve Series C Preferred received in April 1993 as part of a restructuring by E-Z Serve. The E-Z Serve Series C Preferred is to pay a cumulative dividend of $6.00 per share per annum, payable semi-annually beginning October 1, 1991 as declared by the E-Z Serve Board of Directors, and payable in legally available cash or in additional shares of E-Z Serve Series C Preferred. Each share of E- Z Serve Series C Preferred is convertible at the option of either E-Z Serve or Harken into 52.63 common shares of E-Z Serve, such rate to be adjusted under certain conditions. The E-Z Serve Series C Preferred is subordinated to all E-Z Serve bank credit facilities. Harken recorded dividend income of $96,000 and $120,000 during the three months ended March 31, 1993 and 1994, respectively, related to the E-Z Serve Series C Preferred and has included such dividends in Other Income in the accompanying financial statements.

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

(4)      PROPERTY AND EQUIPMENT

         A summary of property and equipment follows:

                                                                              DECEMBER 31,      MARCH 31,
                                                                                  1993             1994
                                                                           --------------    --------------
       Oil and gas properties --
            Evaluated . . . . . . . . . . . . . . . . . . . . . . . .      $    9,664,000     $  10,148,000
            Unevaluated . . . . . . . . . . . . . . . . . . . . . . .           8,004,000         8,576,000
       Oilfield service equipment   . . . . . . . . . . . . . . . . .           1,375,000                --
       Gas plants and other property  . . . . . . . . . . . . . . . .           6,994,000         7,027,000
       Less accumulated depreciation
            and amortization  . . . . . . . . . . . . . . . . . . . .          (6,230,000)       (6,341,000)
                                                                           --------------     --------------
                                                                           $   19,807,000     $  19,410,000
                                                                           ==============     =============

(5)      NOTES PAYABLE

         At December 31, 1993, Harken had included $1,000,000 in accrued liabilities related to a consulting payment due to a former Chuska stockholder. Under the terms of a prior agreement made by Chuska with the former Chuska stockholder, among other obligations previously satisfied, Chuska was to pay $1,000,000 to the former Chuska stockholder when aggregate net revenues (as defined in the agreement) reached $60,000,000. In October 1992, a lawsuit was filed against Chuska by the former Chuska stockholder. The lawsuit was generally based upon allegations that Chuska had reached the defined aggregate net revenue amount and that the $1,000,000 consulting payment was due and payable. In March 1994, this lawsuit was settled whereby Chuska and a subsidiary entered into an agreement to pay $500,000 to the former Chuska stockholder as the first of two installments relating to the consulting payment. Chuska executed a non-interest bearing note payable for the remaining $500,000 consulting payment which is payable to the former Chuska stockholder on or before January 5, 1995. This obligation is included at March 31, 1994 in notes payable in the accompanying balance sheet.

         Further, under the terms of this March 1994 agreement, Chuska purchased from the former Chuska stockholder his 3% working interest in the wells drilled by Chuska as well as all rights he held to participate in future wells drilled by Chuska on the Navajo Reservation, effective January 1, 1994. As consideration for such purchase, Chuska issued a 10% note payable in the amount of $400,000 which is due and payable to the former Chuska stockholder on or before January 3, 1996. This note is included at March 31, 1994 in notes payable in the accompanying balance sheet. The balance is included as a current liability as Chuska is obligated under this agreement to pay 75% of the monthly net cash flow (as defined) from the acquired interest to an escrow account which will serve as collateral for the above notes payable until the notes are fully paid.

(6)      DISCONTINUED OPERATIONS

         In May 1994, Harken announced that it had discontinued its well servicing operations which it had conducted through Supreme Well Service Company ("Supreme"), a wholly-owned subsidiary. Harken plans to sell the equipment assets of Supreme and utilize the proceeds toward developing Harken's exploration and production operations both domestically and internationally.
As a result of this decision, Harken has reflected the revenues and expenses of Harken's well servicing and contract drilling segment as discontinued operations in the accompanying financial statements. Such discontinued operations include revenues of $400,000 and $837,000 as of March 31, 1993 and 1994, respectively. The March 31, 1994 revenue amount includes $272,000 of gain on the sale of Harken's contract drilling assets which occurred during the first quarter of 1994.

(7)      STOCKHOLDERS' EQUITY

         Common Stock - Harken currently has authorized 100,000,000 shares of $.01 par common stock. At December 31, 1993 and March 31, 1994, Harken had issued 65,466,508 shares and held 5,983,655 shares as treasury stock at a cost of $20,757,000.

         Acquisition of Chuska Resources Corporation - Effective February 15, 1993, Harken consummated a merger pursuant to which Chuska Resources Corporation ("Chuska") became a wholly-owned subsidiary of Harken. In exchange for all of the outstanding common stock of Chuska, Harken issued 14,210,357 shares of Harken common stock. In connection with the merger, Harken filed a registration statement, which became effective January 15, 1993, with the Securities and Exchange Commission for the shares of Harken common stock issued. See further discussion of the merger at Note 2 - Acquisitions.

(8)      PER SHARE DATA

         Per share data has been computed based on the weighted average number of common shares outstanding during each period.

(9)      INCOME TAXES

         At March 31, 1994, Harken had available for federal income tax reporting purposes, net operating loss (NOL) carryforward for regular tax purposes of approximately $59,000,000 which expires in 1997 through 2009, alternative minimum tax NOL carryforward of approximately $50,000,000 which expires in 1997 through 2009, investment tax credit carryforward of approximately $863,000 which expires in 1994 through 2002, contribution carryforward of approximately $31,000 which expires in 2000 through 2007, statutory depletion carryforward of approximately $529,000 which does not have an expiration date, jobs tax credit carryforward of approximately $132,000 which expires in 1994 through 1995 and a net capital loss carryforward of approximately $542,000 which expires in 2007. Approximately $14,000,000 of the net operating loss carryforward has been acquired with the purchase of subsidiaries and must be used to offset future income from profitable operations within those subsidiaries.

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

         Upon adoption of SFAS No. 109, on January 1, 1993, Harken calculated total deferred tax liabilities of approximately $2,020,000 resulting from financial statement basis for property and equipment in excess of related tax basis. In addition, Harken calculated total deferred tax assets of approximately $18,989,000 consisting of approximately $18,142,000 related to Harken's net operating loss carryforward and approximately $847,000 primarily related to tax basis for investments in former subsidiaries in excess of related financial statement basis. Harken established a valuation allowance for the entire net deferred tax asset of $16,969,000. As a result, the adoption of SFAS No. 109 by Harken on January 1, 1993 had no effect on Harken's results from operations or earnings (loss) per common share for the quarter ended March 31, 1993.

         At March 31, 1994, total deferred tax liabilities are approximately $4,065,000. In addition, total deferred tax assets are approximately $22,872,000 at March 31, 1994, resulting primarily from an increase in the NOL carryforward during 1993. Any resulting changes in net deferred tax assets was offset by a corresponding increase in the valuation allowance, resulting in no impact to Harken's results of operations.

(10)     COMMITMENTS AND CONTINGENCIES

         Colombian Operations - During the third quarter of 1992, Harken, through a subsidiary, Harken de Colombia, Ltd., was awarded the exclusive right to explore for, develop and produce oil and gas throughout approximately 350,000 acres within the Alcaravan area ("Alcaravan") of Colombia. Alcaravan is located in Colombia's Llanos Basin and is located approximately 140 miles east of Santafe De Bogota. Harken and Empresa Colombiana de Petroleos ("Ecopetrol") have entered into an Association Contract ("Alcaravan Contract") which requires Harken to conduct a seismic and exploratory drilling program in the Alcaravan area ("work program") over the initial six (6) years. At the end of each of the six years in the work program, Harken has the option to withdraw from the Alcaravan Contract or to commit to the next year's work requirements, and Harken has committed to the second year of the work program under this contract. If Harken makes a commercial discovery of oil and/or gas which is approved by Ecopetrol, the standard terms of the Alcaravan Contract will apply. Such terms provide for Ecopetrol to reimburse Harken for 50% of its successful well costs expended up to the point of commercial discovery and to receive a 20% royalty interest and for both Ecopetrol and Harken to each have a 50% working interest. The term of the Alcaravan Contract will extend twenty-two
(22) years from the date of any commercial discovery of oil and/or gas. Harken reprocessed in excess of 200 kilometers of seismic on the Alcaravan area and completed the acquisition of 52 kilometers of new seismic data over prospective areas in mid-February 1994. Harken is currently carrying on discussions with potential joint venture partners regarding potential drilling on the Alcaravan area.

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

         During the first year of the Bocachico Contract, Harken will conduct seismic activities on the land covered by this contract including reprocessing of at least 250 kilometers of existing seismic data and the acquisition of at least 35 kilometers of new seismic data. During each of the 2nd through the 6th contract years, Harken may elect to continue the contract by committing to the drilling of at least one well during each contract year. During this initial six year term, called the Exploration Period under the Bocachico Contract, if Harken has discovered the existence of commercial production in the Bocachico Contract area, the Bocachico Contract will be further extended for a period of 22 years from the date of any commercial discovery of oil and/or gas. If Harken makes a commercial discovery of oil and/or gas which is approved by Ecopetrol, the standard terms of the Bocachico Contract will apply. Such terms provide for Ecopetrol to reimburse Harken for 50% of its successful well costs expended up to the point of commercial discovery and to receive a 20% royalty interest and for both Ecopetrol and Harken to each have a 50% working interest.

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

         Bahrain Operations - In January 1990, Harken, through its wholly-owned subsidiary, Harken Bahrain Oil Company ("HBOC"), entered into a production sharing agreement with the Bahrain National Oil Company ("BANOCO") which gave it the exclusive right to explore for, develop and produce oil and gas throughout most of Bahrain's Arabian Gulf offshore territories. Subject to the discovery and development of oil and/or gas, the contract has a term of thirty-five years. Under the original terms of the agreement, as amended, Harken was to drill an exploratory well to test the Permian Khuff formation within 2 1/2 years and drill a total of four wells by 1995 to earn all of its acreage rights under the agreement. In July 1990, Harken entered into a joint venture arrangement with a joint venture partner, Bass Enterprises Production Company ("BEPCO"), in which BEPCO committed to provide the funding for the first well and at least two subsequent wells. On April 8, 1993, HBOC and BEPCO entered into an agreement whereby BEPCO was released and discharged from any future drilling obligations related to HBOC's production sharing agreement, and the joint venture agreement between HBOC and BEPCO was terminated. As part of this agreement, BEPCO paid to HBOC approximately $2,000,000 plus other considerations.

         The initial exploratory well under the production sharing agreement was drilled on the Jarim Reef, which began drilling November 1991. The well was drilled to an approximate depth of 14,275 feet and tested the Jurassic Arab formation at approximately 7,300 feet and the Permian Khuff formation at approximately 13,300 feet. In March 1992, after drilling was completed, HBOC announced that the Jarim No. 2 well was not productive of either oil or gas and was abandoned. On December 28, 1992, Harken commenced the drilling of its second exploratory well, the Muharraq No. 1, in Bahrain. In February 1993, Harken announced that the Muharraq No. 1 well had been drilled to a total depth of 8,778 feet and that no shows of oil and gas were noted in the well cuttings of either the Jurassic Arab or the Jurassic Fadhili formations. As a result, the well was plugged and abandoned at the foregoing depth. Further, under the terms of the production sharing agreement, HBOC allowed its exploration and drilling rights on approximately 10% of the acreage covered by the production sharing agreement to expire, effective February 13, 1993. Later, during the third quarter of 1993, HBOC allowed an additional portion of the acreage covered by the production sharing agreement to expire effective August 29, 1993.

         In May 1994, Harken announced a new seismic reprocessing program covering 500 kilometers of seismic lines in the vicinity of the Jarim Reef, to be completed during the late summer of 1994. At present, Harken holds approximately 500,000 acres under its production sharing agreement. Unless commercial production is found, this acreage expires and reverts back to BANOCO in July 1995. Harken is continuing to pursue discussions with various other parties in joining HBOC to pursue continuing operations on the remaining acreage which HBOC continues to hold.

         Other - The exploration, development and production of oil and gas are subject to various Navajo, federal and state laws and regulations designed to protect the environment. Compliance with these regulations is part of Harken's day-to-day operating procedures. Infrequently, accidental discharge of such materials as oil, natural gas or drilling fluids can occur and such accidents can require material expenditures to correct. Harken maintains levels of insurance customary in the industry to limit its financial exposure. Management is unaware of any material capital expenditures required for environmental control during the next fiscal year.

         Harken has accrued approximately $1,900,000 relating to other operational or regulatory liabilities related to Chuska's operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including the guarantee of certain lease obligations, which in management's opinion, will not result in significant loss exposure to Harken.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected Harken's earnings and balance sheet during the periods included in the accompanying consolidated financial statements. Consolidated results of operations were consistent with management's expectations for the three month period ended March 31, 1994.

         Effective February 15, 1993, Harken consummated a merger pursuant to which Chuska Resources Corporation ("Chuska") became a wholly-owned subsidiary of Harken. Harken acquired all of the 11,055,718 outstanding Chuska common stock in exchange for 14,210,357 shares of newly-issued Harken common stock. Chuska is engaged, through its subsidiaries, in the business of exploring for and producing oil and gas in the Aneth Field and Blanding Sub-Basin portions of the Paradox Basin in Utah. Chuska's operations in the Paradox Basin area are primarily concentrated on the 16 million acre Navajo Indian Reservation ("the Reservation"), which comprises portions of Arizona, New Mexico and Utah.
Chuska conducts activities on the Reservation as a contractually appointed operator and agent of the Navajo Nation pursuant to two Federally approved operating agreements. In addition to its oil and gas exploration activities, Chuska also has an interest in a gas processing plant near the Paradox Basin, the Aneth Gas Plant on the Utah portion of the Reservation.

         Oil and gas operations revenues as of March 31, 1993 consisted of oil revenues of $732,000, gas revenues of $154,000 and gas plant revenue of $187,000. Oil and gas operations revenues as of March 31, 1994 consisted of oil revenues of $557,000, gas revenues of $231,000 and gas plant revenues of $221,000. These oil and gas revenues, primarily from Chuska's operations, reflect the low price for oil experienced during the first quarter of 1994. Harken plans to drill six to ten wells this year on acreage it holds in the Paradox Basin area, in an effort to offset the production declines typically experienced in the region and increase revenues and cash flow from its oil and gas operations.

         In May 1994, Harken announced the discontinuance of its well servicing operations which it had conducted through Supreme Well Service Company ("Supreme"), a wholly- owned subsidiary. As a result of this decision, Harken has reflected the revenues and expenses of its well service and contract drilling segment as discontinued operations. In January 1994, Harken made the decision to liquidate its remaining drilling rigs and related assets and apply the proceeds primarily to its international exploration efforts, specifically in Colombia and Bahrain. As a result of this decision, Harken recognized a non-cash charge of $3.1 million during the fourth quarter of 1993 to write down these assets to their estimated liquidation value. During the first quarter of 1994, Harken sold these assets for approximately $1.1 million, resulting in a gain of $272,000. Such gain is also included in discontinued operations.

         During the first quarter of 1993, Harken continued to manage the oil and gas property interests of a limited partnership and operate certain partnership properties. Harken was paid a management fee of $50,000 per month to manage the partnership interest in such properties in addition to the fees it received for serving as operator of the properties pursuant to applicable joint operating agreements. During the second quarter of 1993, the partnership sold its interests in all oil and gas properties operated by Harken and Harken ceased to manage the partnership. As a result of the above, Harken earned no partnership management fees during the first quarter of 1994 compared to $150,000 during the first quarter of 1993. In addition, other income as of March 31, 1993 included $71,000 of fees from leasing company owned compressors to certain properties Harken operated. There were no such revenues during the first quarter of 1994 due to the above sale of partnership properties.

OTHER COSTS AND EXPENSES

         General and administrative expenses increased from $487,000 for the first quarter of 1993 to $689,000 for the first quarter of 1994, primarily as a result of the increased personnel and office costs associated with Chuska's operations. During 1993, Harken has combined Chuska's administrative activities with the objective of eliminating duplicate administrative and operational functions. During 1993, management has consolidated those activities with Harken's to capitalize on the efficiencies of the combined organization. In addition, general and administrative expenses for the first quarter of 1993 and 1994 include costs related to certain offices of Chuska that have since been closed in an effort to further reduce costs and improve efficiency. In addition, as discussed above, Harken's operator overhead fees and other operator cost reimbursements which are netted against general and administrative expenses decreased due to the reduction in properties operated by Harken. Such operator overhead fees and other operator costs reimbursements related to properties which were sold during the second quarter of 1993 totalled $329,000 as of March 31, 1993.

         At December 31, 1993, Harken included in notes receivable from related parties a loan to an officer in the amount of $520,000, plus accrued interest. Subsequent to December 31, 1993, an agreement was reached with the officer whereby the note, together with accrued interest, is scheduled to be forgiven equally over three installments dated April 1994, July 1995 and December 1996 with each installment of such forgiveness contingent upon the officer's continued employment through the date of each such installment. Harken has included the first installment of this forgiveness totalling $232,000 in general and administrative expenses during the first quarter of 1994.


                        LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 1994, cash and temporary investments decreased by $523,000 despite the $1,067,000 of cash proceeds received from the sale of Harken's contract drilling rigs. Such cash usage was caused by cash used by operating activities of $814,000 and $776,000 of capital expenditures. The cash used by operating activities was primarily caused by the payment of approximately $500,000 related to the first installment of a consulting payment to a former Chuska stockholder. Harken's net working capital increased by $108,000 during the first quarter to $273,000 as of March 31, 1994. Harken has taken steps to appropriately reduce overhead costs and capital expenditures will be incurred only to the extent that cash flow from operations or additional financing sources are available. Harken believes that cash flow from operations will be sufficient to meet its operating cash requirements in 1994. Amounts required to fund international activities, including Colombia and Bahrain, as well as domestic drilling costs and other capital expenditures will be funded from existing cash balances, asset sales, stock issuances, operating cash flows and potentially from industry partners.

         The cash flows and revenues generated from Chuska's oil and gas properties are expected to increase in 1994 as workover and additional drilling activities are currently being conducted and planned in the Aneth Field as well as in the Blanding Sub-Basin portions of the Paradox Basin. Such plans include the drilling of six to ten wells during 1994 as part of a program to continue the exploration of new prospects, the further development of existing productive fields and significant natural gas prospects. Additionally, Harken plans to continue a workover program on existing wells in an effort to enhance production and improve field efficiency. Such drilling activities will be funded by existing working capital and potentially from existing joint venture partners participating in Chuska's managed joint ventures. The largest of these joint ventures, ("the CHAP Joint Venture") was formed between Chuska and certain co-venturers to explore for and develop Reservation properties. Chuska currently owns a 50% interest in the CHAP Joint Venture. In addition, Harken anticipates receiving approximately $1.6 million upon the sale of equipment assets from its discontinued well service operations. Well service operations have historically contributed minimally to Harken's operating cash flows.

         As a result of the decrease in demand for its drilling services domestically, and upon obtaining a production sharing agreement discussed below between Harken and the Bahrain National Oil Company in January 1990, Harken management has increased its focus on pursuing international opportunities in all areas of Harken's operations, including oilfield services and oil and gas exploration and development. Harken considers that the opportunities to profitably deploy Harken's expertise and assets internationally are generally greater than those available domestically. Harken continues to pursue other international opportunities during 1994, such as the Colombian opportunities discussed below, through its wholly-owned subsidiary, Harken International, Ltd.

         Colombian Operations - During the third quarter of 1992, Harken, through a subsidiary, Harken de Colombia, Ltd., was awarded the exclusive right to explore for, develop and produce oil and gas throughout approximately 350,000 acres within the Alcaravan area ("Alcaravan") of Colombia. Alcaravan is located in Colombia's Llanos Basin and is located approximately 140 miles east of Santafe De Bogota. Harken and Empresa Colombiana de Petroleos ("Ecopetrol") have entered into an Association Contract ("Alcaravan Contract") which requires Harken to conduct a seismic and exploratory drilling program in the Alcaravan area ("work program") over the initial six (6) years. At the end of each of the six years in the work program, Harken has the option to withdraw from the Alcaravan Contract or to commit to the next year's work requirements, and Harken has committed to the second year of the work program under this contract. If Harken makes a commercial discovery of oil and/or gas which is approved by Ecopetrol, the standard terms of the Alcaravan Contract will apply. Such terms provide for Ecopetrol to reimburse Harken for 50% of its successful well costs expended up to the point of commercial discovery and to receive a 20% royalty interest and for both Ecopetrol and Harken to each have a 50% working interest. The term of the Alcaravan Contract will extend twenty-two
(22) years from the date of any commercial discovery of oil and/or gas. Harken reprocessed in excess of 200 kilometers of seismic on the Alcaravan area and completed the acquisition of 52 kilometers of new seismic data over prospective areas in mid-February 1994. Harken is currently carrying on discussions with potential joint venture partners regarding potential drilling on the Alcaravan area.

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

         During the first year of the Bocachico Contract, Harken will conduct seismic activities on the land covered by this contract including reprocessing of at least 250 kilometers of existing seismic data and the acquisition of at least 35 kilometers of new seismic data. During each of the 2nd through the 6th contract years, Harken may elect to continue the contract by committing to the drilling of at least one well during each contract year. During this initial six year term, called the Exploration Period under the Bocachico Contract, if Harken has discovered the existence of commercial production in the Bocachico Contract area, the Bocachico Contract will be further extended for a period of 22 years from the date of any commercial discovery of oil and/or gas. If Harken makes a commercial discovery of oil and/or gas which is approved by Ecopetrol, the standard terms of the Bocachico Contract will apply. Such terms provide for Ecopetrol to reimburse Harken for 50% of its successful well costs expended up to the point of commercial discovery and to receive a 20% royalty interest and for both Ecopetrol and Harken to each have a 50% working interest.

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

         Bahrain Operations - In January 1990, Harken, through its wholly-owned subsidiary, Harken Bahrain Oil Company ("HBOC"), entered into a production sharing agreement with the Bahrain National Oil Company ("BANOCO") which gave it the exclusive right to explore for, develop and produce oil and gas throughout most of Bahrain's Arabian Gulf offshore territories. Subject to the discovery and development of oil and/or gas, the contract has a term of thirty-five years. Under the original terms of the agreement, as amended, Harken was to drill an exploratory well to test the Permian Khuff formation within 2 1/2 years and drill a total of four wells by 1995 to earn all of its acreage rights under the agreement. In July 1990, Harken entered into a joint venture arrangement with a joint venture partner, Bass Enterprises Production Company ("BEPCO"), in which BEPCO committed to provide the funding for the first well and at least two subsequent wells. On April 8, 1993, HBOC and BEPCO entered into an agreement whereby BEPCO was released and discharged from any future drilling obligations related to HBOC's production sharing agreement, and the joint venture agreement between HBOC and BEPCO was terminated. As part of this agreement, BEPCO paid to HBOC approximately $2,000,000 plus other considerations.

         The initial exploratory well under the production sharing agreement was drilled on the Jarim Reef, which began drilling November 1991. The well was drilled to an approximate depth of 14,275 feet and tested the Jurassic Arab formation at approximately 7,300 feet and the Permian Khuff formation at approximately 13,300 feet. In March 1992, after drilling was completed, HBOC announced that the Jarim No. 2 well was not productive of either oil or gas and was abandoned. On December 28, 1992, Harken commenced the drilling of its second exploratory well, the Muharraq No. 1, in Bahrain. In February 1993, Harken announced that the Muharraq No. 1 well had been drilled to a total depth of 8,778 feet and that no shows of oil and gas were noted in the well cuttings of either the Jurassic Arab or the Jurassic Fadhili formations. As a result, the well was plugged and abandoned at the foregoing depth. Further, under the terms of the production sharing agreement, HBOC allowed its exploration and drilling rights on approximately 10% of the acreage covered by the production sharing agreement to expire, effective February 13, 1993. Later, during the third quarter of 1993, HBOC allowed an additional portion of the acreage covered by the production sharing agreement to expire effective August 29, 1993.

         In May 1994, Harken announced a new seismic reprocessing program covering 500 kilometers of seismic lines in the vicinity of the Jarim Reef, to be completed during the late summer of 1994. At present, Harken holds approximately 500,000 acres under its production sharing agreement. Unless commercial production is found, this acreage expires and reverts back to BANOCO in July 1995. Harken is continuing to pursue discussions with various other parties in joining HBOC to pursue continuing operations on the remaining acreage which HBOC continues to hold.

         Other - The exploration, development and production of oil and gas are subject to various Navajo, federal and state laws and regulations designed to protect the environment. Compliance with these regulations is part of Harken's day-to-day operating procedures. Infrequently, accidental discharge of such materials as oil, natural gas or drilling fluids can occur and such accidents can require material expenditures to correct. Harken maintains levels of insurance customary in the industry to limit its financial exposure. Management is unaware of any material capital expenditures required for environmental control during the next fiscal year.

         Harken has accrued approximately $1,900,000 relating to other operational or regulatory liabilities related to Chuska's operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including the guarantee of certain lease obligations, which in management's opinion, will not result in significant loss exposure to Harken.

                           HARKEN ENERGY CORPORATION
                       NOTES CONCERNING OTHER INFORMATION
                            MARCH 31, 1993 AND 1994



(1) Items 1, 2, 3, 4, 5 and 6 as required by Part II of Form 10-Q are not applicable for the quarter ended March 31, 1994.

                           HARKEN ENERGY CORPORATION

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           Harken Energy Corporation
                                                (Registrant)


Date:  May 13, 1994                   By:  /s/ BRUCE N. HUFF
                                        Bruce N. Huff, Senior Vice President and
                                           Chief Financial Officer