Form 10-Q
period 1994-09-30
HARKEN ENERGY CORP
filed 1994-11-14
CIK 313478

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

          (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

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

              Title of each class:                          Name of each exchange
            COMMON STOCK, PAR VALUE                          on which registered:
               $0.01 PER SHARE                             AMERICAN STOCK EXCHANGE


       Securities registered pursuant to Section 12(g) of the Act:  NONE

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X    NO
                                               ---      ---
         The number of shares of Common Stock, par value $0.01 per share, outstanding as of November 1, 1994 was 60,442,853 net of 5,983,655 Treasury Shares.

================================================================================

                           HARKEN ENERGY CORPORATION
                           INDEX TO QUARTERLY REPORT
                          SEPTEMBER 30, 1993 AND 1994





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

                         PART I - FINANCIAL INFORMATION

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                       DECEMBER 31,         SEPTEMBER 30,
                                                                          1993                  1994
                                                                    ----------------      ----------------
     ASSETS
     ------

Current Assets:
  Cash and temporary investments  . . . . . . . . . . . . . . .    $      3,299,000       $      3,140,000
  Accounts and notes receivable, net  . . . . . . . . . . . . .           1,022,000                376,000
  Amounts receivable from former subsidiaries   . . . . . . . .           1,081,000                984,000
  Assets of discontinued operations held for resale   . . . . .             796,000                     --
  Marketable equity securities  . . . . . . . . . . . . . . . .             138,000                931,000
  Prepaid expenses and other current assets   . . . . . . . . .             362,000                315,000
                                                                   ----------------       ----------------

        Total Current Assets  . . . . . . . . . . . . . . . . .           6,698,000              5,746,000

Property and Equipment, net . . . . . . . . . . . . . . . . . .          19,807,000             18,395,000

Investments in Former Subsidiaries  . . . . . . . . . . . . . .           9,218,000              8,459,000

Notes Receivable from Related Parties, including interest . . .             701,000                464,000

Other Assets, net . . . . . . . . . . . . . . . . . . . . . . .           1,307,000                885,000
                                                                   ----------------       ----------------
                                                                   $     37,731,000       $     33,949,000
                                                                   ================       ================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current Liabilities:
  Trade payables  . . . . . . . . . . . . . . . . . . . . . . .    $        339,000       $        274,000
  Accrued liabilities and other   . . . . . . . . . . . . . . .           4,840,000              2,238,000
  Notes payable   . . . . . . . . . . . . . . . . . . . . . . .                  --                900,000
  Revenues and royalties payable  . . . . . . . . . . . . . . .           1,354,000              1,279,000
                                                                   ----------------       ----------------

        Total Current Liabilities   . . . . . . . . . . . . . .           6,533,000              4,691,000

Commitments and Contingencies (Note 10)

Deferred Revenue, net of current portion  . . . . . . . . . . .             367,000                 77,000

Redeemable Preferred Stock  . . . . . . . . . . . . . . . . . .           1,868,000              1,868,000

Stockholders' Equity:
  Common stock, $0.01 par value; authorized
     100,000,000 shares; issued 65,466,508 shares . . . . . . .             654,000                654,000
  Additional paid-in capital  . . . . . . . . . . . . . . . . .         131,052,000            131,052,000
  Retained deficit  . . . . . . . . . . . . . . . . . . . . . .         (81,986,000)           (83,636,000)
  Treasury stock  . . . . . . . . . . . . . . . . . . . . . . .         (20,757,000)           (20,757,000)
                                                                    ---------------        ---------------
        Total Stockholders' Equity  . . . . . . . . . . . . . .          28,963,000             27,313,000
                                                                   ----------------       ----------------
                                                                   $     37,731,000       $     33,949,000
                                                                   ================       ================

          The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Balance Sheets.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                                 -------------------------------     ---------------------------------
                                                      1993              1994               1993              1994
                                                 --------------   --------------     ---------------  ----------------
Revenues:
 Oil and gas operations . . . . . . . . . . .    $   1,230,000    $     919,000      $   3,961,000     $  2,817,000
 Interest income  . . . . . . . . . . . . . .           50,000           23,000            173,000           67,000
 Other income . . . . . . . . . . . . . . . .          198,000          194,000          1,038,000          562,000
                                                 -------------    -------------      -------------     ------------
                                                     1,478,000        1,136,000          5,172,000        3,446,000
Costs and Expenses:
 Oil and gas operating expenses . . . . . . .          471,000          328,000          1,263,000          991,000
 General and administrative expenses, net . .          717,000          875,000          2,249,000        2,372,000
 Depreciation and amortization  . . . . . . .          866,000          515,000          2,250,000        1,444,000
 Interest expense and other . . . . . . . . .            1,000           22,000            163,000           68,000
                                                 -------------    -------------      -------------     ------------
                                                     2,055,000        1,740,000          5,925,000        4,875,000

  Loss before income taxes  . . . . . . . . .         (577,000)        (604,000)          (753,000)      (1,429,000)

Income tax expense  . . . . . . . . . . . . .               --               --                 --               --
                                                 -------------    -------------      -------------     ------------

  Loss from continuing operations . . . . . .         (577,000)        (604,000)          (753,000)      (1,429,000)

Discontinued Operations:
 Income (loss) from operations of discontinued well
   service and contract drilling segment  . .          (55,000)        (127,000)          (375,000)        (507,000)
 Gain on sale of well service and contract
   drilling rigs  . . . . . . . . . . . . . .               --           14,000                 --          286,000
                                                 -------------    -------------      -------------     ------------
                                                       (55,000)        (113,000)          (375,000)        (221,000)
                                                 -------------    -------------      -------------     ------------

   Net loss . . . . . . . . . . . . . . . . .    $    (632,000)   $    (717,000)     $  (1,128,000)    $ (1,650,000)
                                                 =============    =============      =============     ============


Income (loss) per common share:
 Loss from continuing operations  . . . . . .    $       (0.01)   $       (0.01)     $       (0.01)    $      (0.03)
 Discontinued operations  . . . . . . . . . .            (0.00)           (0.00)             (0.01)           (0.00)
                                                 -------------    -------------      -------------     ------------
  Net loss  . . . . . . . . . . . . . . . . .    $       (0.01)   $       (0.01)     $       (0.02)    $      (0.03)
                                                 =============    =============      =============     ============

Weighted average shares outstanding . . . . .       60,092,749       59,482,853         57,450,494       59,482,853
                                                 =============    =============      =============     ============





          The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (unaudited)




                                                                ADDITIONAL
                                                 COMMON          PAID-IN              RETAINED            TREASURY
                                                  STOCK          CAPITAL               DEFICIT             STOCK
                                                --------       ------------         ------------        ------------
Balance, December 31, 1992  . . . . . . .       $512,000       $114,207,000(A)      $(76,492,000)       $(17,911,000)
 Issuance of common stock, net  . . . . .        142,000         12,663,000                   --                  --
 Payment of notes receivable,
  net of retirements  . . . . . . . . . .             --          2,846,000                   --          (2,846,000)
 Exchange of subordinated debenture . . .             --          1,336,000                   --                  --
 Net loss . . . . . . . . . . . . . . . .             --                 --           (5,494,000)                 --
                                                --------       ------------         ------------        ------------
Balance, December 31, 1993  . . . . . . .        654,000        131,052,000          (81,986,000)        (20,757,000)
 Net loss . . . . . . . . . . . . . . . .             --                 --           (1,650,000)                 --
                                                --------       ------------         ------------        ------------
Balance, September 30, 1994 . . . . . . .       $654,000       $131,052,000         $(83,636,000)       $(20,757,000)
                                                ========       ============         ============        ============


____________________

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

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                     ----------------------------------
                                                                                              1993             1994
                                                                                     -------------       --------------
Cash flows from operating activities:
 Net loss from continuing operations  . . . . . . . . . . . . . . . . . . . . .      $   (753,000)        $ (1,429,000)
   Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .         2,250,000            1,444,000
     Interest and dividend income on investments in former subsidiaries   . . .          (394,000)            (360,000)
     Forgiveness of related party note receivable   . . . . . . . . . . . . . .               --               232,000
     Provision for doubtful accounts  . . . . . . . . . . . . . . . . . . . . .               --                18,000
     (Gain) loss on sales of assets and other   . . . . . . . . . . . . . . . .           (40,000)            (107,000)

 Net loss from discontinued operations  . . . . . . . . . . . . . . . . . . . .          (375,000)            (221,000)
   Adjustment to reconcile income (loss) from discontinued operations to net cash used in operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .           539,000               77,000
     Gain on sales of assets  . . . . . . . . . . . . . . . . . . . . . . . . .               --              (286,000)


 Change in assets and liabilities, net of effect of companies acquired:
   (Increase) decrease in accounts receivable   . . . . . . . . . . . . . . . .         2,250,000              733,000
   (Increase) decrease in amounts receivable from former subsidiaries   . . . .          (232,000)             100,000
   Increase (decrease) in trade payables and other  . . . . . . . . . . . . . .        (6,917,000)            (843,000)
                                                                                     ------------           ----------
     Net cash provided by (used in) operating activities  . . . . . . . . . . .        (3,672,000)            (642,000)
                                                                                     ------------           ----------

Cash flows from investing activities:
 Proceeds from sale of assets . . . . . . . . . . . . . . . . . . . . . . . . .               --             2,249,000
 Cash from acquired subsidiary  . . . . . . . . . . . . . . . . . . . . . . . .         2,616,000                  --
 Capital expenditures   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,042,000)          (1,766,000)
                                                                                      -----------         ------------
     Net cash provided by (used in) investing activities  . . . . . . . . . . .          (426,000)             483,000
                                                                                      -----------         ------------

Cash flows from financing activities:
 Debt repayments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,630,000)                 --
                                                                                      -----------         ------------
     Net cash provided by (used in) financing activities  . . . . . . . . . . .        (1,630,000)                 --
                                                                                      -----------         ------------

Net increase (decrease) in cash and temporary investments . . . . . . . . . . .        (5,728,000)            (159,000)
Cash and temporary investments at beginning of period . . . . . . . . . . . . .        10,348,000            3,299,000
                                                                                       ----------           ----------
Cash and temporary investments at end of period . . . . . . . . . . . . . . . .     $   4,620,000        $   3,140,000
                                                                                    =============        =============

Supplemental disclosures of cash flow information:
 Cash paid during the quarter for:
   Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      58,000        $      68,000
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

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1993 AND 1994
                                  (unaudited)




(1)    MANAGEMENT'S REPRESENTATIONS

       In the opinion of Harken Energy Corporation ("Harken"), the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 1993 and September 30, 1994 and the results of its operations and changes in its cash flows for all periods presented as of September 30, 1994. These adjustments represent normal recurring items. Certain prior year amounts have been reclassified to conform with the 1994 presentations.

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

       The results of operations for the nine month period ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year.

(2)    ACQUISITIONS

       Chuska Resources Corporation -- Effective February 15, 1993, Harken consummated a merger pursuant to which Chuska Resources Corporation ("Chuska") became a wholly-owned subsidiary of Harken. Harken acquired all of the 11,055,918 shares of Chuska common stock outstanding in exchange for 14,210,357 shares of newly-issued Harken common stock. Chuska is engaged, through its subsidiaries, in the business of exploring for and producing oil and gas in the Aneth Field and Blanding Sub-Basin portions of the Paradox Basin in Utah, Arizona and New Mexico, and in the Western Paradox Basin in Utah. Chuska's operations in the Paradox Basin area are primarily concentrated on the 16 million acre Navajo Indian Reservation ("the Reservation"), which comprises portions of Arizona, New Mexico and Utah. Chuska conducts activities on the Reservation as a contractually appointed operator and agent of the Navajo Nation pursuant to two Federally approved operating agreements. In addition to its oil and gas exploration activities, Chuska also has an interest in a gas processing plant in the Paradox Basin, the Aneth Gas Plant, on the Utah portion of the Reservation. The acquisition of Chuska has been accounted for under the purchase method of accounting.

       Chuska is the general partner of four limited partnerships and is a venturer in the CHAP Joint Venture ("CHAP"), all of which were formed for the exploration and production of oil and gas. Chuska is the operator of the limited partnerships and CHAP. Chuska or its wholly-owned subsidiaries are venturers in three additional projects for the exploration and production of oil and gas. These projects are named Greater Blanding, Central Blanding and Western Paradox. Chuska accounts for its investments in the partnerships and CHAP using the proportionate consolidation method.

        In October 1994, Harken acquired additional joint venture interests in CHAP which resulted in Harken increasing its ownership in the Reservation reserves, exploration acreage, development drilling locations and the Aneth Gas Plant. The acquisition of the sellers' interest raises Harken's total interest in CHAP to approximately 70% and increases Harken's share of daily production by approximately 40% over its previous interest. As consideration for this acquisition, Harken issued an aggregate total of 960,000 shares of restricted Harken common stock to the sellers, assumed certain liabilities of the sellers relating to the properties, and the sellers in turn retained certain contingent liabilities related to the properties as well as retaining certain distributions made under the CHAP Venture.

(3)     INVESTMENTS IN FORMER SUBSIDIARIES

        E-Z Serve Preferred Stock -- Harken holds 79,754 shares of E-Z Serve Corporation ("E-Z Serve") $6.00 Convertible Preferred Stock, Series C ("E-Z Serve Series C Preferred") which it acquired at a cost of $100 per share. Such shares include the 12,830 additional shares of E-Z Serve Series C Preferred received in April 1993 as part of a restructuring by E-Z Serve. The E-Z Serve Series C Preferred is to pay a cumulative dividend of $6.00 per share per annum, payable semi-annually beginning October 1, 1991 as declared by the E-Z Serve Board of Directors, and payable in legally available cash or in additional shares of E-Z Serve Series C Preferred. Each share of E-Z Serve Series C Preferred is convertible at the option of either E-Z Serve or Harken into 52.63 common shares of E-Z Serve, such rate to be adjusted under certain conditions. The E-Z Serve Series C Preferred is subordinated to all E-Z Serve bank credit facilities. Harken recorded dividend income of $345,000 and $360,000 during the nine months ended September 30, 1993 and 1994, respectively, related to the E-Z Serve Series C Preferred and has included such dividends in Other Income in the accompanying financial statements.

        Beginning with the second quarter of 1994, Harken has reclassified a portion of the value of the E-Z Serve Series C Preferred shares to current assets in anticipation of converting such shares to E-Z Serve common shares in order to liquidate such common shares over the next twelve month period.

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

(4)     PROPERTY AND EQUIPMENT

        A summary of property and equipment follows:

                                                                              DECEMBER 31,       SEPTEMBER 30,
                                                                                  1993               1994
                                                                            --------------      --------------
       Oil and gas properties --
            Evaluated . . . . . . . . . . . . . . . . . . . . . . . .         $ 9,664,000         $10,271,000
            Unevaluated . . . . . . . . . . . . . . . . . . . . . . .           8,004,000           8,845,000
       Oilfield service equipment   . . . . . . . . . . . . . . . . .           1,375,000                  --
       Gas plants and other property  . . . . . . . . . . . . . . . .           6,994,000           6,517,000
       Less accumulated depreciation and amortization   . . . . . . .          (6,230,000)         (7,238,000)
                                                                              -----------         -----------
                                                                              $19,807,000         $18,395,000
                                                                              ===========         ===========

(5)     NOTES PAYABLE

       At December 31, 1993, Harken had included $1,000,000 in accrued liabilities related to a consulting payment due to a former Chuska stockholder. Under the terms of a prior agreement made by Chuska with the former Chuska stockholder, among other obligations previously satisfied, Chuska was to pay $1,000,000 to the former Chuska stockholder when aggregate net revenues (as defined in the agreement) reached $60,000,000. In October 1992, a lawsuit was filed against Chuska by the former Chuska stockholder. The lawsuit was generally based upon allegations that Chuska had reached the defined aggregate net revenue amount and that the $1,000,000 consulting payment was due and payable. In March 1994, this lawsuit was settled whereby Chuska and a subsidiary entered into an agreement to pay $500,000 to the former Chuska stockholder as the first of two installments relating to the consulting payment. Chuska executed a non-interest bearing note payable, guaranteed by Harken, for the remaining $500,000 consulting payment which is payable to the former Chuska stockholder on or before January 5, 1995. This obligation is included at September 30, 1994 in notes payable in the accompanying balance sheet.

       Further, under the terms of this March 1994 agreement, Chuska purchased from the former Chuska stockholder his 3% working interest in the wells drilled by Chuska as well as all rights he held to participate in future wells drilled by Chuska on the Navajo Reservation, effective January 1, 1994. As consideration for such purchase, Chuska issued a 10% note payable in the amount of $400,000 which is due and payable to the former Chuska stockholder on or before January 3, 1996. This note is included at September 30, 1994 in notes payable in the accompanying balance sheet. The balance is included as a current liability as Chuska is obligated under this agreement to pay 75% of the monthly net cash flow (as defined) from the acquired interest to an escrow account which will serve as collateral for the above notes payable until the notes are fully paid.

(6)    DISCONTINUED OPERATIONS

       In May 1994, Harken announced that it had discontinued its well servicing operations which it had conducted through Supreme Well Service Company ("Supreme"), a wholly-owned subsidiary. Harken has sold the equipment assets of Supreme and plans to utilize the proceeds toward developing Harken's exploration and production operations both domestically and internationally.
As a result of this decision, Harken has reflected the revenues and expenses of Harken's well servicing and contract drilling segment as discontinued operations in the accompanying financial statements. Such discontinued operations include revenues of $1,521,000 and $1,039,000 as of September 30, 1993 and 1994, respectively. The September 30, 1994 revenue amount includes $272,000 of gain on the sale of Harken's contract drilling assets which occurred during the first quarter of 1994.

(7)    STOCKHOLDERS' EQUITY

       Common Stock - Harken currently has authorized 100,000,000 shares of $.01 par common stock. At December 31, 1993 and September 30, 1994, Harken had issued 65,466,508 shares and held 5,983,655 shares as treasury stock at a cost of $20,757,000.

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

       Acquisition of Additional CHAP Venture Interest - In October 1994, Harken acquired additional joint venture interests in the CHAP Joint Venture. See Note 2 - Acquisitions for further discussion. In exchange for these acquired interests, Harken issued approximately 960,000 shares of restricted Harken common stock. The 960,000 restricted common shares issued by Harken in this transaction contain certain demand and piggyback registration rights exercisable by the sellers.

(8)    PER SHARE DATA

       Per share data has been computed based on the weighted average number of common shares outstanding during each period.

(9)    INCOME TAXES

       At September 30, 1994, Harken had available for federal income tax reporting purposes, net operating loss (NOL) carryforward for regular tax purposes of approximately $55,000,000 which expires in 1997 through 2009, alternative minimum tax NOL carryforward of approximately $44,000,000 which expires in 1997 through 2009, investment tax credit carryforward of approximately $863,000 which expires in 1994 through 2002, contribution carryforward of approximately $57,000 which expires in 2000 through 2007, statutory depletion carryforward of approximately $1,150,000 which does not have an expiration date, jobs tax credit carryforward of approximately $119,000 which expires in 1994 through 1995 and a net capital loss carryforward of approximately $542,000 which expires in 2007. Approximately $14,000,000 of the net operating loss carryforward has been acquired with the purchase of subsidiaries and must be used to offset future income from profitable operations within those subsidiaries.

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

       Upon adoption of SFAS No. 109, on January 1, 1993, Harken calculated total deferred tax liabilities of approximately $2,020,000 resulting from financial statement basis for property and equipment in excess of related tax basis. In addition, Harken calculated total deferred tax assets of approximately $18,989,000 consisting of approximately $18,142,000 related to Harken's net operating loss carryforward and approximately $847,000 primarily related to tax basis for investments in former subsidiaries in excess of related financial statement basis. Harken established a valuation allowance for the entire net deferred tax asset of $16,969,000. As a result, the adoption of SFAS No. 109 by Harken on January 1, 1993 had no effect on Harken's results from operations or earnings (loss) per common share for the nine months ended September 30, 1993.

       At September 30, 1994, total deferred tax liabilities are approximately $4,000,000. In addition, total deferred tax assets are approximately $20,000,000 at September 30, 1994, resulting primarily from an increase in the NOL carryforward during 1993 and estimated carryforward during 1994. Any resulting changes in net deferred tax assets was offset by a corresponding increase in the valuation allowance, resulting in no impact to Harken's results of operations.

(10)   COMMITMENTS AND CONTINGENCIES

       Colombian Operations - During the third quarter of 1992, Harken, through a subsidiary, Harken de Colombia, Ltd., was awarded the exclusive right to explore for, develop and produce oil and gas throughout approximately 350,000 acres within the Alcaravan area ("Alcaravan") of Colombia. Alcaravan is located in Colombia's Llanos Basin and is located approximately 140 miles east of Santafe De Bogota. Harken and Empresa Colombiana de Petroleos ("Ecopetrol") have entered into an association contract ("Alcaravan Contract") which requires Harken to conduct a seismic and exploratory drilling program in the Alcaravan area ("work program") over the initial six (6) years. If Harken makes a commercial discovery of oil and/or gas which is approved by Ecopetrol, the standard terms of the Alcaravan Contract will apply. Such terms provide for Ecopetrol to reimburse Harken for 50% of its successful well costs expended up to the point of commercial discovery and to receive a 20% royalty interest and for both Ecopetrol and Harken to each have a 50% working interest. The term of the Alcaravan Contract will extend twenty-two (22) years from the date of any commercial discovery of oil and/or gas. Harken reprocessed in excess of 200 kilometers of seismic data on the Alcaravan area and completed the acquisition of 52 kilometers of new seismic data over prospective areas in mid-February 1994. In September 1994, Harken announced that Huffco Group, Inc. ("Huffco") of Houston, Texas will join Harken in the drilling of its first exploratory well under the Alcaravan Contract. Drilling is scheduled to commence in December 1994 and Harken will serve as Operator and retain a 50% interest in the well.

       In January 1994, Harken announced that Harken de Colombia, Ltd. had signed its second association contract ("Bocachico Contract") with Ecopetrol, covering the Bocachico contract area. Under the Bocachico Contract, Harken has acquired the exclusive rights to conduct exploration activities and drilling on this area, which covers approximately 192,000 acres in the Middle Magdelena Valley of Central Colombia. During the first year of the Bocachico Contract, Harken will conduct seismic activities on the land covered by this contract including reprocessing of at least 250 kilometers of existing seismic data and the acquisition of at least 35 kilometers of new seismic data. In addition, during the first contract year Harken intends to also conduct engineering studies to evaluate the potential for recovering existing oil reserves in the Rio Negro area, which is located in the northern portion of the Bocachico Contract area. During the initial six year term, called the Exploration Period under the Bocachico Contract, if Harken has discovered the existence of commercial production in the Bocachico Contract area, the Bocachico Contract will be further extended for a period of 22 years from the date of any commercial discovery of oil and/or gas. If Harken makes a commercial discovery of oil and/or gas which is approved by Ecopetrol, the standard terms of the Bocachico Contract will apply. Such terms provide for Ecopetrol to reimburse Harken for 50% of its successful well costs expended up to the point of commercial discovery and to receive a 20% royalty interest and for both Ecopetrol and Harken to each have a 50% working interest. Harken is completing the exploration work program for the first year of the Bocachico Contract, and significant interest in the contract has been expressed by potential industry partners following recent industry activity in this basin.

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

       In May 1994, Harken announced a new seismic reprocessing program covering 500 kilometers of seismic lines in the vicinity of the Jarim Reef, to be completed during the last half of 1994. At present, Harken holds approximately 500,000 acres under its production sharing agreement. Unless commercial production is found, or an extension to the production sharing agreement is obtained, this acreage expires in July 1995.

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

       Harken has accrued certain other operational or regulatory liabilities related to Chuska's operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including the guarantee of certain lease obligations, which in management's opinion, will not result in significant loss exposure to Harken.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS


       The following is management's discussion and analysis of certain significant factors which have affected Harken's results of operations and balance sheet during the periods included in the accompanying consolidated financial statements. Consolidated results of operations were consistent with management's expectations for the nine month period ended September 30, 1994.

       Effective February 15, 1993, Harken consummated a merger pursuant to which Chuska Resources Corporation ("Chuska") became a wholly-owned subsidiary of Harken. Harken acquired all of the 11,055,718 shares of Chuska common stock outstanding in exchange for 14,210,357 shares of newly-issued Harken common stock. Chuska is engaged, through its subsidiaries, in the business of exploring for and producing oil and gas in the Aneth Field and Blanding Sub-Basin portions of the Paradox Basin in Utah. Chuska's operations in the Paradox Basin area are primarily concentrated on the 16 million acre Navajo Indian Reservation ("the Reservation"), which comprises portions of Arizona, New Mexico and Utah. Chuska conducts activities on the Reservation as a contractually appointed operator and agent of the Navajo Nation pursuant to two Federally approved operating agreements. In addition to its oil and gas exploration activities, Chuska also has an interest in a gas processing plant in the Paradox Basin, the Aneth Gas Plant on the Utah portion of the Reservation. Chuska is the general partner of four limited partnerships and is a venturer in the CHAP Joint Venture ("CHAP"), all of which were formed for the exploration and production of oil and gas.

       In October 1994, Harken acquired additional joint venture interests in CHAP which resulted in Harken increasing its ownership in the Reservation reserves, exploration acreage, development drilling locations and the Aneth Gas Plant. The acquisition of the sellers' interest raises Harken's total interest in CHAP to approximately 70% and increases Harken's share of daily production by approximately 40% over its previous interest. In exchange for these acquired interests, Harken issued approximately 960,000 shares of restricted common stock which included certain registration rights.

       Oil and gas operations revenues as of September 30, 1993, consisted of oil revenues of $2,449,000 gas revenues of $527,000 and gas plant revenue of $985,000. Oil and gas operations revenues as of September 30, 1994 consisted of oil revenues of $1,734,000 gas revenues of $500,000 and gas plant revenues of $583,000. These oil and gas revenues, primarily from Chuska's operations, reflect the low price for oil experienced during the first three months of 1994 and the March 1994 reduction in throughput ownership in the Aneth Gas Plant.
In an effort to offset the production declines typically experienced in the region, Harken plans to drill additional wells beginning in November 1994 on acreage it holds in the Paradox Basin area, although such timing reflects delays experienced due to new administrative review procedures performed by the Navajo Nation. Harken's plans to drill in the Paradox Basin area, plus the above mentioned increased interest in CHAP, should help to increase revenues and cash flow from its oil and gas operations.

       In May 1994, Harken announced the discontinuance of its well servicing operations which it had conducted through Supreme Well Service Company ("Supreme"), a wholly-owned subsidiary. As a result of this decision, Harken has reflected the revenues and expenses of its well service and contract drilling segment as discontinued operations and has sold its well service equipment assets. In January 1994, Harken made the decision to liquidate its remaining contract drilling rigs and related assets and apply the proceeds primarily to its international exploration efforts, specifically in Colombia and Bahrain. As a result of this decision, Harken recognized a non-cash charge of $3.1 million during the fourth quarter of 1993 to write down these assets to their estimated liquidation value. During the first quarter of 1994, Harken sold these contract drilling assets for approximately $1.1 million, resulting in a gain of $272,000. Such gain is also included in discontinued operations.

       During the first quarter of 1993, Harken continued to manage the oil and gas property interests of a limited partnership and operate certain partnership properties. Harken was paid a management fee of $50,000 per month to manage the partnership interest in such properties in addition to the fees it received for serving as operator of the properties pursuant to applicable joint operating agreements. During the second quarter of 1993, the partnership sold its interests in all these oil and gas properties operated by Harken and Harken ceased to manage the partnership. As a result of the above, Harken earned no partnership management fees during the first nine months of 1994 compared to $300,000 during the first nine months of 1993. Other income as of September 30, 1993 included $108,000 of other fees and revenues related to these sold properties. There were no such revenues during the nine months ended in 1994 due to the above mentioned sale of partnership properties.

OTHER COSTS AND EXPENSES

       General and administrative expenses increased from $717,000 for the third quarter of 1993 to $875,000 for the third quarter of 1994, due to the fact that the third quarter of 1993 included approximately $200,000 in net reductions to general and administrative costs due to nonrecurring write offs of certain accrued liabilities and receivables. During 1993, Harken has consolidated Chuska's administrative activities with Harken's with the objective of eliminating duplicate administrative and operational functions and to capitalize on the efficiencies of the combined organization. In addition, general and administrative expenses for the first nine months of 1993 and 1994 include costs related to certain offices of Chuska that have since been closed in an effort to further reduce costs and improve efficiency. As discussed above, Harken's operator overhead fees and other operator cost reimbursements which are netted against general and administrative expenses decreased due to the reduction in properties operated by Harken. Such operator overhead fees and other operator costs reimbursements related to properties which were sold during the second quarter of 1993 totalled $494,000 for the nine months ended September 30, 1993.

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

                        LIQUIDITY AND CAPITAL RESOURCES

       During the nine months ended September 30, 1994, cash and temporary investments decreased by $159,000 despite the $2,249,000 of cash proceeds received primarily from the sale of Harken's contract drilling and well service equipment. Such cash usage was caused by cash used by operating activities of $642,000 and $1,766,000 of capital expenditures. The cash used by operating activities was primarily caused by the payment of approximately $500,000 related to the first installment of a consulting payment to a former Chuska stockholder. Harken's net working capital increased by $890,000 during the first nine months to $1,055,000 as of September 30, 1994, primarily due to the decision to convert a portion of the E-Z Serve Preferred Stock to E-Z Serve common shares and to sell such shares for cash during the next twelve months. Harken has taken steps to appropriately reduce overhead costs and capital expenditures will be incurred only to the extent that cash flow from operations or additional financing sources are available. Harken believes that cash flow from operations will be sufficient to meet its operating cash requirements in 1995. Amounts required to fund international activities, including Colombia and Bahrain, as well as domestic drilling costs and other capital expenditures will be funded from existing cash balances, asset sales, stock issuances, operating cash flows and potentially from industry partners.

       The cash flows and revenues generated from Chuska's oil and gas properties are expected to increase in 1995. In October 1994, Harken acquired additional joint venture interests in the CHAP Joint Venture which resulted in Harken increasing its ownership in the Reservation reserves, exploration acreage, development drilling locations and the Aneth Gas Plant. The acquisition of the sellers' interest raises Harken's total interest in the CHAP

Joint Venture to approximately 70% and increases Harken's share of daily production by approximately 40% over its previous interest. Workover and additional drilling activities are currently being conducted and planned in the Four Corners region. Such plans include the drilling of additional wells beginning in November 1994 as part of a program to continue the exploration of new prospects, the further development of existing productive fields and significant natural gas prospects. Additionally, Harken plans to continue workover activities on existing wells in an effort to enhance production and improve field efficiency. Such drilling activities will be funded by existing working capital and potentially from existing joint venture partners participating in Chuska's managed joint ventures. In addition, Harken anticipates generating cash from the sale of E-Z Serve Preferred Stock as discussed above.

       As a result of the decrease in demand for its drilling services domestically, and upon obtaining a production sharing agreement discussed below between Harken and the Bahrain National Oil Company in January 1990, Harken management has increased its focus on pursuing international oil and gas exploration and development opportunities, and continues to pursue other international opportunities during 1994, such as the Colombian opportunities discussed below.

       Colombian Operations - During the third quarter of 1992, Harken, through a subsidiary, Harken de Colombia, Ltd., was awarded the exclusive right to explore for, develop and produce oil and gas throughout approximately 350,000 acres within the Alcaravan area ("Alcaravan") of Colombia. Alcaravan is located in Colombia's Llanos Basin and is located approximately 140 miles east of Santafe De Bogota. Harken and Empresa Colombiana de Petroleos ("Ecopetrol") have entered into an association contract ("Alcaravan Contract") which requires Harken to conduct a seismic and exploratory drilling program in the Alcaravan area ("work program") over the initial six (6) years. If Harken makes a commercial discovery of oil and/or gas which is approved by Ecopetrol, the standard terms of the Alcaravan Contract will apply. Such terms provide for Ecopetrol to reimburse Harken for 50% of its successful well costs expended up to the point of commercial discovery and to receive a 20% royalty interest and for both Ecopetrol and Harken to each have a 50% working interest. The term of the Alcaravan Contract will extend twenty-two (22) years from the date of any commercial discovery of oil and/or gas. Harken reprocessed in excess of 200 kilometers of seismic data on the Alcaravan area and completed the acquisition of 52 kilometers of new seismic data over prospective areas in mid-February 1994. In September 1994, Harken announced that Huffco Group, Inc. ("Huffco") of Houston, Texas will join Harken in the drilling of its first exploratory well under the Alcaravan Contract. Drilling is scheduled to commence in December 1994 and Harken will serve as Operator and retain a 50% interest in the well.

       In January 1994, Harken announced that Harken de Colombia, Ltd. had signed its second association contract ("Bocachico Contract") with Ecopetrol, covering the Bocachico contract area. Under the Bocachico Contract, Harken has acquired the exclusive rights to conduct exploration activities and drilling on this area, which covers approximately 192,000 acres in the Middle Magdelena Valley of Central Colombia. During the first year of the Bocachico Contract, Harken will conduct seismic activities on the land covered by this contract including reprocessing of at least 250 kilometers of existing seismic data and the acquisition of at least 35 kilometers of new seismic data. In addition, during the first contract year Harken intends to also conduct engineering studies to evaluate the potential for recovering existing oil reserves in the Rio Negro area, which is located in the northern portion of the Bocachico Contract area. During the initial six year term, called the Exploration Period under the Bocachico Contract, if Harken has discovered the existence of commercial production in the Bocachico Contract area, the Bocachico Contract will be further extended for a period of 22 years from the date of any commercial discovery of oil and/or gas. If Harken makes a commercial discovery of oil and/or gas which is approved by Ecopetrol, the standard terms of the Bocachico Contract will apply. Such terms provide for Ecopetrol to reimburse Harken for 50% of its successful well costs expended up to the point of commercial discovery and to receive a 20% royalty interest and for both Ecopetrol and Harken to each have a 50% working interest. Harken is completing the exploration work program for the first year of the Bocachico Contract, and significant interest in the contract has been expressed by potential industry partners following recent industry activity in this basin.

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

       In May 1994, Harken announced a new seismic reprocessing program covering 500 kilometers of seismic lines in the vicinity of the Jarim Reef, to be completed during the last half of 1994. At present, Harken holds approximately 500,000 acres under its production sharing agreement. Unless commercial production is found, or an extension to the production sharing agreement is obtained, this acreage expires in July 1995.

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

       Harken has accrued certain other operational or regulatory liabilities related to Chuska's operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including the guarantee of certain lease obligations, which in management's opinion, will not result in significant loss exposure to Harken.

                           HARKEN ENERGY CORPORATION
                       NOTES CONCERNING OTHER INFORMATION
                          SEPTEMBER 30, 1993 AND 1994



(1) Items 1, 2, 3, 4, and 5 as required by Part II of Form 10-Q are not applicable for the quarter ended September 30, 1994.

(2)     Item 6, Exhibits and Reports on Form 8-K

        (a)      Exhibits - Concession and Lease Purchase Agreement dated
                            October 20, 1994
                            Letter Agreement from Huffco Group, Inc. dated September 14, 1994
                            EDGAR Financial Data Schedule

        (b)      Reports on Form 8-K:
                            November 4, 1994: Acquisition of Additional Interest in Four Corners Properties

                           HARKEN ENERGY CORPORATION

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Harken Energy Corporation
                                               (Registrant)




Date:  November 14, 1994                By:  /s/ Bruce N. Huff
                                                 Bruce N. Huff,
                                         Senior Vice President and
                                          Chief Financial Officer

                              INDEX TO EXHIBITS



 EXHIBIT                        DESCRIPTION                             PAGE
 -------                        -----------                             ----

  10.1          Concession and Lease Purchase Agreement dated
                October 20, 1994

  10.2          Letter Agreement from Huffco Group, Inc. dated
                September 14, 1994

  27            EDGAR Financial Data Schedule