Form 10-K
period 1994-12-31
HARKEN ENERGY CORP
filed 1995-02-14
CIK 313478

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

/X/               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

              FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 0-9207

                           HARKEN ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                                95-2841597
        (State or other jurisdiction of                                  (I.R.S. Employer
         incorporation or organization)                                 Identification No.)

       5605 N. MACARTHUR BLVD. SUITE 400                                       75038
                 IRVING, TEXAS                                              (Zip Code)
    (Address of principal executive offices)

       Registrant's telephone number, including area code (214) 753-6900

          Securities registered pursuant to Section 12(b) of the Act:

                  Title of each class:                             Name of each exchange on which registered:
        COMMON STOCK, PAR VALUE $0.01 PER SHARE                             AMERICAN STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: NONE



    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X    NO ___

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

    The aggregate market value of the voting Common Stock, par value $0.01 per share, held by nonaffiliates of the Registrant as of February 1, 1995 was approximately $65,265,000. For purposes of the determination of the above stated amount only, all directors, executive officers and 5% or more shareholders of the Registrant are presumed to be affiliates.

    The number of shares of Common Stock, par value $0.01 per share, outstanding as of February 1, 1995 was 60,442,853.

    DOCUMENTS INCORPORATED BY REFERENCE: PROXY STATEMENT TO BE FILED ON OR BEFORE APRIL 30, 1995 IS INCORPORATED BY REFERENCE INTO PART III.

================================================================================

                               TABLE OF CONTENTS


                                                                                                         PAGE
                                                                                                         ----
PART I.

  ITEM  1.      Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               3

  ITEM  2.      Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              13

  ITEM  3.      Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              13

  ITEM  4.      Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . .              13

PART II.

  ITEM  5.      Market for Registrant's Common Equity and Related
                Stockholder Matters   . . . . . . . . . . . . . . . . . . . . . . . . . . . .              13

  ITEM  6.      Selected Financial Information and Other Data   . . . . . . . . . . . . . . .              15

  ITEM  7.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . .              16

  ITEM  8.      Financial Statements and Supplementary Data   . . . . . . . . . . . . . . . .              25

  ITEM  9.      Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              53

PART III.

  ITEM 10.      Directors and Executive Officers of the Registrant  . . . . . . . . . . . . .              53

  ITEM 11.      Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . .              53

  ITEM 12.      Security Ownership of Certain Beneficial Owners   . . . . . . . . . . . . . .              53

  ITEM 13.      Certain Relationships and Related Transactions  . . . . . . . . . . . . . . .              53

PART IV.

  ITEM 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K   . . . . . .              54

   SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              55

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         Harken Energy Corporation and its subsidiaries ("Harken") is engaged in oil and gas exploration, development and production operations both domestically and internationally through its various wholly-owned subsidiaries and joint venture investments. Harken's domestic operations include the oil and gas exploration and production operations in the Aneth Field and Blanding Sub-Basin portions of the Paradox Basin in Utah, Arizona and New Mexico, and in the Western Paradox Basin in Utah. Harken's international operations include three exclusive Colombian Association Contracts between Harken's wholly-owned subsidiary, Harken de Colombia, Ltd., and Empresa Colombiana de Petroleos ("Ecopetrol") as well as a production sharing agreement between Harken's wholly-owned subsidiary, Harken Bahrain Oil Company, and the Bahrain National Oil Company ("BANOCO"). Harken's international operations currently consist
solely of oil and gas exploration and development.   Harken considers that the
opportunities to profitably deploy Harken's expertise and assets internationally are generally greater than those available domestically.

         Harken was incorporated in 1973 in the state of California and reincorporated in 1979 in the state of Delaware. Harken's principal offices are located at 5605 N. MacArthur Blvd., Suite 400, Irving, Texas 75038 and its telephone number is (214) 753-6900.

INTERNATIONAL EXPLORATION OPERATIONS

         Alcaravan Contract -- During the third quarter of 1992, Harken, through a subsidiary, Harken de Colombia, Ltd., was awarded the exclusive right to explore for, develop and produce oil and gas throughout approximately 350,000 acres within the Alcaravan area ("Alcaravan") of Colombia. Alcaravan is located in Colombia's Llanos Basin and is located approximately 140 miles east of Santafe de Bogota. Harken and Ecopetrol have entered into an Association Contract ("Alcaravan Contract") which requires Harken to conduct a seismic and exploratory drilling program in the Alcaravan area ("work program") over the initial six years. At the end of each of the six years in the work program, Harken has the option to withdraw from the Alcaravan Contract or to commit to the next year's work requirements. If Harken makes a commercial discovery of oil and/or gas which is approved by Ecopetrol, the standard terms of the Alcaravan Contract will apply. Such terms provide for Ecopetrol to reimburse Harken for 50% of its successful well costs expended up to the point of commercial discovery and to receive a 20% royalty interest and for both Ecopetrol and Harken to each have a 50% working interest. The term of the Alcaravan Contract will extend twenty-two years from the date of any commercial discovery of oil and/or gas. Harken reprocessed in excess of 200 kilometers of seismic data on the Alcaravan area and completed the acquisition of 52 kilometers of new seismic data over prospective areas in mid-February 1994. Harken also plans to acquire approximately 26 kilometers of additional seismic data on the Alcaravan Contract area in February 1995.

         In September 1994, Harken announced that Huffco Group, Inc. ("Huffco") of Houston, Texas joined Harken in the drilling of its first exploratory well under the Alcaravan Contract. Under the terms of this joint venture agreement, which was approved by Ecopetrol, Harken serves as operator and retains a 50% interest in the well. The well, the Alcaravan #1, was spudded in early February 1995 and will be drilled to a projected depth of 10,500 feet to test for commercial quantities of oil in the oil prone zones prevalent in the Llanos Basin; the Carbonera, Mirador, Guadalupe and the basal Cretaceous formations.

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

         During the first year of the Bocachico Contract, Harken is conducting seismic activities on the land covered by this contract including reprocessing of at least 250 kilometers of existing seismic data and the acquisition of at least 35 kilometers of new seismic data. During each of the 2nd through the 6th contract years Harken may elect to continue the contract by committing to the drilling of at least one well during each contract year. During this initial six year term, called the Exploration Period under the Bocachico Contract, if Harken has discovered the existence of commercial production in the Bocachico Contract area, the Bocachico Contract will be further extended for a period of 22 years from the date of any commercial discovery of oil and/or gas. If Harken makes a commercial discovery of oil and/or gas which is approved by Ecopetrol, the standard terms of the Bocachico Contract will apply. Such terms provide for Ecopetrol to reimburse Harken for 50% of its successful well costs expended up to the point of commercial discovery and to receive a 20% royalty interest and for both Ecopetrol and Harken to each have a 50% working interest.

         In addition to reprocessing and acquiring seismic data during the first contract year of the Bocachico Contract, Harken has evaluated seismic data and has completed an engineering feasibility study to evaluate the potential for recovering existing oil reserves in the Rio Negro area, which is located in the northern portion of the Bocachico Contract area. Three wells were drilled, produced and subsequently abandoned by another contractor approximately 30 years ago in this area. These wells have provided information and data including production rates, well logs and pressure tests. This well data has been utilized by Harken in such studies to evaluate the feasibility of applying modern production and recovery techniques in this area. Harken will also acquire a minimum of 35 kilometers of seismic data on the Bocachico Contract area in early 1995.

         On January 19, 1995, after completing the engineering feasibility study, Harken notified Ecopetrol of Harken's commitment to drill a well under the Bocachico Contract, and thereby extended the contract into its second year. Harken currently anticipates that a well site will be selected and drilling will commence by mid-1995.

         Playero Contract -- In December 1994, Harken announced that Harken de Colombia, Ltd. had signed its third Association Contract ("Playero Contract") with Ecopetrol, covering the Playero contract area. Under the Playero Contract, Harken has acquired the exclusive rights to conduct exploration activities and drilling on this area, which covers approximately 10,000 acres in the Llanos Basin of Colombia, contiguous to Harken's Alcaravan Contract area.

         During the first year of the Playero Contract, Harken will acquire at least 12 kilometers of new seismic data in the Playero Contract area. During each of the 2nd through the 6th contract years, Harken may elect to continue the contract by committing to the drilling of at least one well during each contract year. During this initial six year term, called the Exploration Period under the Playero Contract, if Harken has discovered the existence of commercial production in the Playero Contract area, the Playero Contract will be further extended for a period of 22 years from the date of termination of the Exploration Period with a total term not to exceed 28 years. If Harken makes a commercial discovery of oil and/or gas which is approved by Ecopetrol, the standard terms of the Playero Contract will apply. The Playero Contract was granted by Ecopetrol under a new form of Association Contract which has modified various standard terms from the previous form of Association Contract which was used on the Alcaravan and Bocachico Contract. Such terms provide for Ecopetrol to reimburse Harken for 50% of its successful well costs expended up to the point of a commercial discovery and to receive a 20% royalty interest. Although both Ecopetrol and Harken each would have a 50% working interest, production net of royalty would be allocated 50% to each party until accumulated production from the Playero Contract area reaches a cumulative total of 60 million barrels of oil. After that cumulative production level is achieved, production net of royalty is allocated at rates to Harken from 50% to 25% based upon the relative profitability of the project with Ecopetrol receiving the remaining complementary 50% to 75% of such additional production.

         Bahrain Operations -- In January 1990, Harken, through its wholly-owned subsidiary, Harken Bahrain Oil Company ("HBOC"), entered into a production sharing agreement with BANOCO which gave it the exclusive right to explore for, develop and produce oil and gas throughout most of Bahrain's Arabian Gulf offshore territories. Subject to the discovery and development of oil and/or gas, the contract has a term of thirty-five years. Under the original terms of the agreement, as amended, Harken was to drill an exploratory well to test the Permian Khuff formation within 2 1/2 years and drill a total of four wells by 1995 to earn all of its acreage rights.

         In July 1990, Harken entered into a joint venture arrangement with a joint venture partner, Bass Enterprises Production Company ("BEPCO"), in which BEPCO committed to provide the funding for the first well and at least two subsequent wells. On April 8, 1993, HBOC and BEPCO entered into an agreement whereby BEPCO was released and discharged from any future drilling obligations related to HBOC's production sharing agreement, and the joint venture agreement between HBOC and BEPCO was terminated. As part of this agreement, BEPCO paid to HBOC approximately $2,000,000 plus other considerations, which represented the negotiated amount for BEPCO's remaining obligation for future costs to be incurred in Bahrain.

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

         In May 1994, Harken announced a new seismic reprocessing program covering 500 kilometers of seismic lines in the vicinity of the Jarim Reef. At present Harken holds approximately 500,000 acres under its production sharing agreement. Unless commercial production is found or an extension to the production sharing agreement is obtained, this acreage expires in July 1995.
In January 1995, Harken completed its reprocessing of approximately 500 kilometers of seismic data and has reviewed the results of that work with BANOCO. Unless Harken obtains a joint venture partner, Harken will not proceed to either acquire additional seismic data or drill another well. If a joint venturer is located, it will be necessary to obtain an extension of one year or more from July 1995 to complete work necessary with a joint venturer.

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

         Chuska is engaged, primarily through its subsidiary, Harken Southwest Corporation ("HSW"), in the business of exploring for and producing oil and gas in the Aneth Field and Blanding Sub-Basin portions of the Paradox Basin in Utah, Arizona and New Mexico, and in the Western Paradox Basin in Utah. HSW operations in the Paradox Basin are primarily concentrated on the 16 million acre Navajo Indian Reservation (the "Reservation"), which comprises portions of Arizona, New Mexico and Utah. In addition to its oil and gas exploration activities, HSW also has an interest in a gas processing plant in or near the Paradox Basin, the Aneth Gas Plant, on the Utah portion of the Reservation.

         HSW currently has two operating agreements (the "Tribal Agreements") with the Navajo Tribe of Indians (the "Tribe" or the "Navajo Nation") allowing oil and gas exploration and development on an aggregate 53,430 acres of Navajo tribal lands on the Reservation (the "Tribal Lands"). HSW has the right to explore for, produce, and sell oil, natural gas, and other specified gases until July 20, 2012, under the Tribal Agreement effective July 20, 1987 (the "1987 Tribal Agreement") and until August 26, 2003, under the Tribal Agreement effective August 26, 1983 (the "1983 Tribal Agreement"). Any acreage under the 1987 Tribal Agreement which is not held by production as of July 1995, will expire. All non-productive acreage under the 1983 Tribal Agreement has previously expired.

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

         In addition to the Tribe's share of gross proceeds, designation consideration and delay rentals, HSW pays severance tax and possessory interest tax ("PIT") to the Tribe. The severance tax is payable monthly and is 4% of HSW's gross proceeds from sales of oil and gas, after deducting the Tribe's share of gross proceeds. The PIT is assessed once a year and is calculated as a specified percentage of a defined discounted present value of projected future cash flows (net of the Tribe's share of gross proceeds) from existing proven reserves as of January 1 of the year for which the PIT is assessed, although the Tribe actually retains title to those reserves. The PIT is payable in two installments. HSW is also required to pay the Tribe land damage costs relating to HSW's seismic and drilling activities.

         CHAP Venture -- In order to develop the Tribal Lands, HSW sold an undivided 50% interest in gross proceeds under the Tribal Agreements to Amadeus Petroleum, Inc., Bligh Petroleum, Inc., Crusader, Inc., C.A.B. Resources, Inc. (an affiliate of Crusader, Inc.), Australian Hydrocarbons, Inc., Jindavik Petroleum, Inc., and Paroo Petroleum (USA), Inc. (collectively the "Australian Group") effective August 1, 1988, and formed the CHAP Venture ("CHAP"). CHAP is not a legal entity, although it is a tax partnership. Effective March 1, 1990, HSW sold 20% of its CHAP interest to Global Natural Resources Corporation of Nevada ("Global"), which interest was repurchased by HSW effective January 1, 1993, resulting in HSW again holding a 50% total interest in CHAP.

         In October 1994, Harken acquired the CHAP Joint Venture interests of Crusader, Inc., C.A.B. Resources, Inc. and Australian Hydrocarbons, Inc., raising Harken and its subsidiaries' total interest in CHAP to approximately 70%. As consideration for this acquisition, Harken issued an aggregate total of 960,000 shares of restricted Harken common stock to the sellers, assumed certain liabilities of the sellers relating to the properties, and the sellers in turn retained responsibility for certain contingent operational and environmental liabilities related to the properties as well as retaining certain distributions made by CHAP prior to the actual date of closing.

         Each CHAP co-venturer pays its respective participating interest share of costs and expenses and receives its participating interest share of revenues. HSW is the operator for CHAP and communicates with and makes proposals to an Operating Committee composed of HSW representatives and a representative of each of the non-operators. As operator, HSW is reimbursed by CHAP for indirect costs incurred on behalf of CHAP or in the pursuit of CHAP activities.

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

         In connection with the operation of the Greater Blanding venture, Sunfield is reimbursed for any direct or indirect costs incurred on behalf of the venture. The area termed Greater Blanding includes an area of mutual interest (AMI) north of the Navajo Reservation area being explored by HSW pursuant to the Tribal Agreements.

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

         In connection with the operation of the Central Blanding venture, Sunfield is reimbursed for any direct or indirect costs incurred on behalf of the venture. The area termed Central Blanding includes an area of mutual interest (AMI) north of the area of the Navajo Reservation being explored by HSW pursuant to the Tribal Agreements. There is no overlap between the Greater Blanding AMI and the Central Blanding AMI.

         Western Paradox -- During 1991, Sunfield began the acquisition of acreage for an oil and gas exploration project in a portion of central Utah northwest of the Greater Blanding and Central Blanding projects. During 1994, Sunfield entered into a seismic sharing agreement with an industry partner to begin geophysical and exploration efforts in the Western Paradox area.

DISCONTINUED WELL SERVICING AND CONTRACT DRILLING OPERATIONS

         Prior to May 1994, Supreme Well Service Company ("Supreme", a wholly owned subsidiary) provided services to oil and gas exploration and production companies for the maintenance and workover of existing oil and gas wells and the completion of newly drilled wells. In May 1994, Harken announced that it had discontinued its well servicing operations. Harken has sold the equipment assets of Supreme in order to utilize the proceeds toward developing Harken's exploration and production operations both domestically and internationally.

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

INDUSTRY RISKS

         Price Volatility. The revenues generated by Harken are highly dependent upon the prices of crude oil and natural gas. The currently unsettled energy market makes it difficult to estimate future prices of crude oil and natural gas. Fluctuations in energy prices are caused by a number of factors, including regional, domestic and international demand, energy legislation, federal or state taxes (if any) on sales of crude oil and natural gas, production guidelines established by the Organization of Petroleum Exporting Countries ("OPEC"), and the relative abundance of supplies of alternative fuel such as coal. Additionally, changing international economic and political conditions may have a substantial impact upon crude oil and natural gas prices. Many of these factors which can affect energy prices are beyond the control of Harken.

         Business Risks. Harken must continually acquire or explore for and develop new oil and gas reserves to replace those being depleted by production. Without successful drilling or acquisition ventures, Harken's oil and gas assets, properties and the revenues derived therefrom will decline over time. To the extent Harken engages in drilling activities, such activities carry the risk that no commercially viable oil or gas production will be obtained. The cost of drilling, completing and operating wells is often uncertain. Moreover, drilling may be curtailed, delayed or canceled as a result of many factors, including shortage of available working capital, title problems, weather conditions, environmental concerns, shortages of or delays in delivery of equipment, as well as the financial instability of well operators, major working interest owners and drilling and well servicing companies. The availability of a ready market for Harken's oil and gas depends on numerous factors beyond its control, including the demand for and supply of oil and gas, the proximity of Harken's natural gas reserves to pipelines, the capacity of such pipelines, fluctuations in seasonal demand, the effects of inclement weather, and government regulation. New gas wells may be shut-in for lack of a market until a gas pipeline or gathering system with available capacity is extended into the area.

         In February 1994, the Navajo Nation issued a moratorium on future oil and gas development agreements and exploration on lands situated within the Aneth Chapter on the Navajo Reservation, which is an area that includes some of HSW's undeveloped acreage. It is unknown what effect, if any, this resolution will have on HSW's operations. Any acreage under the 1987 Tribal Agreement which is not held by production as of July 31, 1995, will expire unless extended by Harken and the Navajo Nation.

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

         International Operations. Harken conducts international operations presently and anticipates that it will conduct significant international operations in the future. Foreign properties, operations or investments may be adversely affected by local political and economic developments, exchange controls, currency fluctuations, royalty and tax increases, retroactive tax claims, renegotiation of contracts with governmental entities, expropriation, import and export regulations and other foreign laws or policies governing operations of foreign-based companies, as well as by laws and policies of the United States affecting foreign trade, taxation and investment. In addition, as certain of Harken's operations are governed by foreign laws, in the event of a dispute, Harken may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States. Harken may also be hindered or prevented from enforcing its rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity. Exploration and production activities in areas outside the United States are also subject to the risks inherent in foreign operations, including loss of revenue, property and equipment as a result of hazards such as expropriation, nationalization, war, insurrection and other political risks.

         Environmental Regulation. The activities of Harken are subject to various Navajo, federal, state, and local laws and regulations covering the discharge of material into the environment or otherwise relating to protection of the environment. In particular, Harken's oil and gas exploration, development, production;

its activities in connection with storage and transportation of liquid hydrocarbons; and its use of facilities for treating, processing, recovering, or otherwise handling hydrocarbons and wastes therefrom are subject to stringent environmental regulation by governmental authorities in the United States and in foreign jurisdictions. Such regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning Harken's oil and gas wells and other facilities.

         The Aneth Gas Plant facility, of which HSW is a co-owner, was in operation for many years prior to HSW's becoming an owner. The operations at the Aneth Gas Plant previously used open, unlined drip pits for storage of various waste products. The plant owners have replaced all of the open ground pits currently being used with steel tanks. The plant owners are currently in the process of closing the open ground pits.

         Texaco, the plant's operator, received a letter from the EPA dated July 2, 1991 and a subsequent letter dated June 8, 1992, in which the EPA requested certain information in order to determine if there had been at the Aneth Gas Plant the release of hazardous substances to the environment. Texaco has advised HSW that certain information was supplied to the EPA pursuant to this request. Subsequently, core samples in and around certain pit areas were taken by the EPA and Texaco jointly. The EPA has responded to the initial sampling of the drip pits and Texaco is now planning the next phase of required evaluation.

         Texaco has indicated to HSW that it believes that some of these pits may require reclamation or remediation. In the event such action should or must be taken, the plant owners, including HSW, will seek contractual indemnification from the previous owner of the Aneth Gas Plant for the costs incurred in the reclamation and remediation process. At this time, however, it is impossible for HSW to determine or estimate the costs of the cleanup at the Aneth Gas Plant or if the prior owner will indemnify the present owners, including HSW, for such costs.

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

         Imprecise Nature of Reserve Estimates. Reserve estimates are imprecise and may be expected to change as additional information becomes available. Furthermore, estimates of crude oil and natural gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, there can be no assurance that the information regarding reserves set forth herein will ultimately be produced.

         Competitive Factors in Oil and Gas Industry. The oil and gas industry is highly competitive in all its phases. Competition is particularly intense with respect to the acquisition of desirable producing properties and the sale of crude oil and natural gas production. Harken's competitors in oil and gas exploration, development and production include major oil companies and numerous independent oil and gas companies, and individual producers and operators. Many of Harken's competitors possess and employ financial and personnel resources substantially greater than those which are available to Harken and may, therefore, be able to pay greater amounts for desirable leases and to define, evaluate, bid for and purchase a greater number of producing prospects than the financial or personnel resources of Harken will permit.

         Regulatory Items. The production of oil and gas is subject to extensive Navajo, federal and state laws, rules, orders and regulations governing a wide variety of matters, including the drilling and spacing of wells, allowable rates of production, prevention of waste and pollution and protection of the environment. In addition to the direct costs borne in complying with such regulations, operations and revenues may be impacted to the extent that certain regulations limit oil and gas production to below economic levels. Although the particular regulations applicable in each state in which operations are conducted vary, such regulations are generally designed to ensure that oil and gas operations are carried out in a safe and efficient manner and to ensure that similarly-situated operators are provided with reasonable opportunities to produce their respective fair shares of available crude oil and natural gas reserves. However, since these regulations generally apply to all oil and gas producers, management of Harken believes that these regulations should not put Harken at a material disadvantage to other oil and gas producers.

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

PROPERTIES AND LOCATIONS

         Production and Revenues. The following table shows for the periods indicated operating information attributable to Harken's oil and gas interests. The 1990 information represents ten months activity because Harken's producing oil and gas properties were transferred to HAP effective November 1, 1990. The 1993 information reflects the February 15, 1993 merger with Chuska.

                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                            1990             1991          1992         1993          1994
                                            ----             ----          ----         ----          ----
Production:
 Oil (Bbls) . . . . . . . . . .             199,000             --           --         185,000        158,000
 Natural Gas (Mcf)  . . . . . .           1,605,000             --           --         429,000        426,000
Revenues:
 Oil  . . . . . . . . . . . . .       $   4,325,000    $        --    $      --   $   2,989,000   $  2,552,000
 Natural Gas  . . . . . . . . .           2,599,000             --           --         792,000        806,000
                                      -------------    -----------    ---------   -------------   ------------
    Total . . . . . . . . . . .       $   6,924,000    $        --    $      --   $   3,781,000   $  3,358,000
                                      =============    ===========    =========   =============   ============

Unit Prices:
 Oil (per Bbl)  . . . . . . . .       $       21.73    $        --    $      --   $       16.16   $      16.15
 Natural Gas (per Mcf)  . . . .       $        1.62    $        --    $      --   $        1.85   $       1.89
 Production costs per
  equivalent barrel . . . . . .       $        6.65    $        --    $      --   $        7.12   $       6.70
 Amortization per equivalent
  barrel  . . . . . . . . . . .       $        8.40    $        --    $      --   $        5.58   $       6.31

         Acreage and Wells. At December 31, 1994, Harken owned interests in the following oil and gas wells and acreage, primarily through HSW:

                                 GROSS WELLS          NET WELLS     DEVELOPED ACREAGE     UNDEVELOPED ACREAGE
                                 -----------          ---------     -----------------     -------------------
    STATE                      OIL        GAS       OIL      GAS      GROSS      NET       GROSS      NET
    -----                      ---        ---       ---      ---      -----      ---       -----      ---
Arizona . . . . . . .             0          6      0.00      4.20     4,475      3,133       535        375
New Mexico  . . . . .            14          0      9.87      0.00       670        469     8,630      6,041
Oklahoma  . . . . . .            10         11      0.14      0.09         --        --        --         --
Texas . . . . . . . .             6          0      0.01      0.00         --        --        --         --
Utah  . . . . . . . .            40          0     24.35      0.00    24,668      9,985   100,230     94,834
                                 --          -     -----      ----    ------      -----   -------     ------
    Total . . . . . .            70         17     34.37      4.29    29,813     13,587   109,395    101,250
                                 ==         ==     =====      ====    ======     ======   =======    =======

         Drilling Activity. The following table summarizes certain information concerning Harken's activity drilled by HAP during 1992 and by HSW and Sunfield during 1993 and 1994.


                                                          NUMBER OF WELLS DRILLED
                                                          -----------------------
                                     EXPLORATORY               DEVELOPMENTAL                  TOTAL
                                     -----------               -------------                  -----
                               PRODUCTIVE     DRILLED     PRODUCTIVE      DRILLED    PRODUCTIVE     DRILLED
                               ----------     -------     ----------      -------    ----------     -------
1992  . . . . . . . . . . . . .     0             0           2               2           2             2
1993  . . . . . . . . . . . . .     1             3           1               1           2             4
1994  . . . . . . . . . . . . .     0             0           0               1           0             1
                                    -             -           -               -           -             -
    Total . . . . . . . . . . .     1             3           3               4           4             7
                                    =             =           =               =           =             =

         A well is considered "drilled" when it is completed. A productive well is completed when permanent equipment is installed for the production of oil or gas. A dry hole is completed when it has been plugged as required and its abandonment is reported to the appropriate government agency.

         As of December 31, 1994, one well was in process of drilling and was being completed in early 1995.

EMPLOYEES

         As of December 31, 1994, Harken had 40 employees. Harken has experienced no work stoppages or strikes as a result of labor disputes and considers relations with its employees to be satisfactory. Harken maintains group life, medical, dental, surgical and hospital insurance plans for its employees.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         Since March 18, 1991, Harken's common stock ("Common Stock") has been listed on the American Stock Exchange and traded under the symbol HEC. From August 30, 1989 through March 15, 1991, Harken's Common Stock was listed on the New York Stock Exchange and traded under the symbol HEC. On February 18, 1991, the stockholders of Harken approved an amendment to Harken's Certificate of Incorporation to reduce the par value of Harken's Common Stock from $1.00 to $0.01 per share. At December 31, 1994, there were approximately 3,545 holders of record of Common Stock.

         The following table sets forth, for the periods indicated, the reported high and low sales prices of the Common Stock on the American Stock Exchange Composite Tape after such date.

                                                                                              PRICES
                                                                                              ------
                                                                                       HIGH           LOW
                                                                                       ----           ---
1993 -- First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   3   1/4   $  1    3/16
        Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . .             1 11/16          15/16
        Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . .             1   1/4          13/16
        Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . .             1 13/16      1
1994 -- First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . .             1   1/2      1    1/16
        Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . .             1  7/16          15/16
        Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . .             2   3/4      1
        Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . .             2   1/4      1     5/8


DIVIDENDS

         Harken has not paid any cash dividends on the Common Stock since its organization and it is not contemplated that any cash dividends will be paid on shares of Common Stock in the foreseeable future.

         Harken's shares of Series C Cumulative Convertible Preferred Stock, par value $1.00 per share ("Series C Preferred") were to accrue a cumulative dividend of 12% per year and have a mandatory redemption feature of $10 per share, plus any accrued but unpaid dividends, beginning on June 30, 1993, and continuing annually until June 30, 1998. As of December 31, 1993 and 1994, only the 186,760 shares of Series C Preferred held by Tejas Power Corporation ("Tejas") are currently outstanding. During 1991, in connection with the issuance of 1,000 shares of Tejas preferred stock to Harken, Tejas agreed to waive certain of the provisions under the terms of the Harken Series C Preferred, including the payment of the 12% annual dividend.

ITEM 6. SELECTED FINANCIAL INFORMATION AND OTHER DATA

                                          1990(3)(4)(5)   1991(4)(5)     1992(4)        1993(4)        1994
                                          -------------   ----------     -------        -------        ----
Revenues  . . . . . . . . . . . . . . .    $ 10,749,000  $  3,191,000  $ 4,382,000   $ 6,601,000   $ 4,895,000
Income (loss) from continuing
 operations . . . . . . . . . . . . . .    $ (5,212,000) $ (4,413,000) $   661,000   $(1,797,000)  $(8,211,000)
Income (loss) from discontinued
 operations(5)  . . . . . . . . . . . .    $(35,976,000) $(11,190,000) $  (328,000)  $(3,697,000)  $  (223,000)
Extraordinary item  . . . . . . . . . .    $         --  $         --  $   172,000   $        --   $        --
Net income (loss) . . . . . . . . . . .    $(41,188,000) $(15,603,000) $   505,000   $(5,494,000)  $(8,434,000)
Net income (loss) per common share:
 Income (loss) from continuing
  operations  . . . . . . . . . . . . .    $      (0.27) $      (0.12)        0.01   $     (0.03)  $     (0.14)
 Discontinued operations(5) . . . . . .           (1.11)        (0.26)       (0.01)        (0.06)        (0.00)
 Extraordinary item . . . . . . . . . .              --            --         0.00            --            --
                                           ------------  ------------  -----------   -----------   -----------
 Net income (loss)  . . . . . . . . . .    $      (1.38) $      (0.38) $      0.00   $     (0.09)  $     (0.14)
                                           ============  ============  ===========   ===========    ==========
Current assets  . . . . . . . . . . . .    $ 94,038,000  $ 15,560,000  $13,911,000   $ 7,677,000   $ 6,840,000
Current liabilities . . . . . . . . . .    $101,094,000  $ 15,122,000  $10,201,000   $ 6,533,000   $ 5,133,000
                                           ------------  ------------  -----------   -----------   -----------
Working capital (deficit) . . . . . . .    $ (7,056,000) $    438,000  $ 3,710,000   $ 1,144,000   $ 1,707,000
                                           ============  ============  ===========   ===========    ==========
Working capital (deficit) from
 continuing operations  . . . . . . . .    $    328,000  $    438,000  $ 3,710,000   $ 1,144,000   $ 1,707,000
Total assets  . . . . . . . . . . . . .    $260,607,000  $ 37,664,000  $34,872,000   $37,731,000   $28,960,000
Long-term obligations:
 Long-term debt and other
  liabilities . . . . . . . . . . . . .    $    302,000  $  1,276,000  $        --   $        --   $        --
 Notes payable to related parties . . .    $  4,761,000  $    253,000  $        --   $        --   $        --
 Redeemable preferred stock(2)  . . . .    $ 30,000,000  $  9,000,000  $ 1,868,000   $ 1,868,000   $ 1,868,000
                                           ------------  ------------  -----------   -----------   -----------
    Total . . . . . . . . . . . . . . .    $ 35,063,000  $ 10,529,000  $ 1,868,000   $ 1,868,000   $ 1,868,000
                                           ============  ============  ===========   ===========   ===========
Stockholders' equity  . . . . . . . . .    $  3,000,000  $ 11,499,000  $20,316,000   $28,963,000   $21,959,000
Redeemable preferred stock outstanding        3,000,000       900,000      186,760       186,760       186,760
Weighted average common stock
 outstanding  . . . . . . . . . . . . .      32,533,137    42,519,373   45,752,936    58,392,901    59,722,853
Proved reserves at end of year(1):
 Bbls of oil  . . . . . . . . . . . . .              --            --           --     1,035,000     1,521,000
 Mcf of gas . . . . . . . . . . . . . .              --            --           --     4,970,000     7,148,000
 Future net revenues  . . . . . . . . .    $         --  $         --  $        --   $13,707,000   $20,178,000
 Present value (discounted at 10%
  per year) . . . . . . . . . . . . . .    $         --  $         --  $        --   $ 8,230,000   $11,712,000

- ---------------
(1) These estimated reserve quantities, future net revenues and present value figures are related solely to proved reserves. No consideration has been given to probable or possible reserves. Oil and gas prices were held constant except where future price increases were fixed and determinable under existing contracts and government regulations. Operating costs were held constant. Harken's share of an equity method investee's proved oil and gas reserves are not reflected in these amounts. Effective November 1, 1990, Harken transferred its oil and gas properties to a newly-formed limited partnership. In addition, effective February 15, 1993, Harken consummated a merger whereby Chuska Resources Corporation ("Chuska") became a wholly-owned subsidiary of Harken. The 1993 and 1994 amounts reflect primarily the proved reserve quantities and future net revenues of Chuska. (See "Notes to Consolidated Financial Statements, Notes 3 and 14 -- Acquisitions and Oil and Gas Disclosures" contained in Part II, Item 8.)

(2) See "Notes to Consolidated Financial Statements, Note 9 -- Redeemable Preferred Stock" contained in Part II, Item 8, for a discussion of Harken Series C Preferred Stock.

(3) Revenues and Total Assets amounts in 1990 reflect the last year prior to the formation of Harken Anadarko Partners, L.P. whereby Harken transferred its domestic oil and gas property interests to the limited partnership effective November 1, 1990. As a result, Harken did not reflect direct oil and gas operating revenues, expenses or depreciation and amortization from these properties in its statements of operations after 1990.

(4) Financial information for these periods has been restated to present the operations of Harken's well servicing and contract drilling operations as discontinued operations. See "Notes to Consolidated Financial Statements, Note 2--Discontinued Operations" contained in
         Part II, Item 8, for a discussion of its discontinued contract drilling and well service segment.

(5) Pursuant to a plan of reorganization, Harken completed a rights offering and related exchange transactions on April 30, 1991. These transactions resulted in a discontinuance of Harken's refined products marketing and natural gas gathering and marketing operations. Discontinued operations for 1990 and 1991 includes losses of $32,884,000 and $2,997,000, respectively, from Harken's discontinued refined products marketing and natural gas gathering and marketing operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

         The following table presents certain data for Harken's continuing operations for the years ended December 31, 1992, 1993 and 1994. A discussion follows of certain significant factors which have affected Harken's operating results during such periods. This discussion should be read in conjunction with Harken's Consolidated Financial Statements and related footnotes contained in
Part II, Item 8.

                                                                            YEAR ENDED DECEMBER 31,
                                                                            -----------------------
                                                                    1992             1993             1994
                                                                    ----             ----             ----
EXPLORATION AND PRODUCTION OPERATIONS(1)
- ----------------------------------------

 Revenues
  Oil sales revenues  . . . . . . . . . . . . . . . . .       $         --     $  2,989,000     $  2,552,000
     Oil volumes in barrels . . . . . . . . . . . . . .                 --          185,000          158,000
     Oil price per barrel . . . . . . . . . . . . . . .       $         --     $      16.16     $      16.15
  Gas sales revenues  . . . . . . . . . . . . . . . . .       $         --     $    792,000     $    806,000
     Gas volumes in mcf . . . . . . . . . . . . . . . .                 --          429,000          426,000
     Gas price per mcf  . . . . . . . . . . . . . . . .       $         --     $       1.85     $       1.89
 Gas plant revenues . . . . . . . . . . . . . . . . . .       $         --     $  1,189,000     $    798,000
 Gain on sale of partnership interest   . . . . . . . .       $  1,449,000     $         --     $         --
Management fee income   . . . . . . . . . . . . . . . .       $  1,110,000     $    300,000     $         --

OTHER REVENUES
- --------------
 Interest income  . . . . . . . . . . . . . . . . . . .       $    822,000     $    225,000     $    147,000
 Other income   . . . . . . . . . . . . . . . . . . . .       $  1,001,000     $  1,106,000     $    592,000

- ---------------
(1) Effective February 15, 1993, Harken consummated a merger whereby Chuska Resources Corporation ("Chuska") became a wholly-owned subsidiary of Harken.

OVERVIEW

         Harken reported a net loss from continuing operations for the year ended December 31, 1994, of $8,211,000 primarily due to a reduction in Harken's carrying value in its investment in E-Z Serve Series C Preferred and related accrued dividends by approximately $5.8 million due to a permanent decline in value as indicated by efforts of Harken management to sell the investment in early 1995. Despite production declines on existing wells and the lack of new production from drilling activities, Harken did bolster its oil and gas reserve and revenue base through the additional acquisition of approximately 20% of the CHAP Venture during the last half of 1994. Total gross revenues from oil and gas operations totalled $4,156,000 with a gross profit before depreciation and amortization and general and administrative expenses of $2,621,000. International exploration activities continued progressing, particularly in Colombia, where Harken spudded its first Alcaravan Contract well in early February 1995, committed to drill a well on its Bocachico Contract area, and signed its third Association Contract, the Playero Contract. In addition, Harken completed the reprocessing of approximately 500 kilometers of seismic data in Bahrain in 1994.

         Harken reported a net loss from continuing operations for the year ended December 31, 1993, of $1,797,000. Effective February 15, 1993, Harken consummated a merger pursuant to which Chuska Resources Corporation ("Chuska") became a wholly-owned subsidiary of Harken. As a result of the merger with Chuska, Harken began reflecting oil and gas sales revenues and related operating expenses and depreciation and amortization in 1993. Harken's exploration and production operations generated gross revenues of $5,505,000 and gross profit before depreciation and amortization and general and administrative expenses totalled $3,680,000 during 1993, primarily generated from the Chuska acquisition. International exploration efforts continued in 1993, particularly in Bahrain and Colombia. Harken completed its first year work commitment in Colombia for the Alcaravan Association Contract and also entered into a second Association Contract in January 1994 for the Bocachico area of Colombia in the Middle Magdelena Basin. Contributing to the loss from continuing operations was the expensing of a total of $551,000 of accrued interest related to certain non-recourse notes receivable from certain current and former employees, officers and directors.

         Harken reported net income from continuing operations for the year ended December 31, 1992, of $661,000. In December 1992, Harken entered into a Purchase and Sale Agreement pursuant to which Harken sold its 12% general partner's interest in its managed limited partnership, Harken Anadarko Partners, L.P. ("HAP"), for cash of $2,650,000. The transaction resulted in Harken recognizing a gain on the sale of $1,449,000 during December 1992. As a result of this gain, operating profit for Harken's exploration and production operations was $2,872,000 during 1992. Harken's international operations continued to be very active during 1992. Despite announcing in February 1993 that the second well drilled in Bahrain, the Muharraq No. 1, had been plugged and abandoned, Harken's other international efforts during 1992 resulted in significant opportunities. During the third quarter of 1992, Harken entered into an Association Contract to conduct a seismic and exploratory drilling program in the Alcaravan area of Colombia.

EXPLORATION AND PRODUCTION OPERATIONS

         Gross oil and gas sales revenues during 1993 and 1994 reflect the operations of HSW, which consists primarily of the production of oil and gas reserves in the Aneth Field and Blanding Sub-Basin portions of the Paradox Basin in Utah, Arizona and New Mexico, primarily on the Navajo Indian

Reservation. Such operations are conducted through HSW's interests in the CHAP Venture, Greater Blanding venture and Central Blanding venture. Gross oil revenues reflect the overall weak demand experienced by the industry, resulting in low oil pricing, particularly during the fourth quarter of 1993 and early 1994. Oil revenues decreased during 1994 as compared to 1993 due to the normal production decline of existing wells and the lack of new production due to delays in plans for additional drilling during 1994. Revenues from gas sales totalled $806,000 during 1994 compared to $792,000 during 1993 and were enhanced by production from a new successful gas well drilled in mid-1993 in the Black Rock Field in Arizona. Harken drilled four wells during 1993 and is largely dependent on future drilling success to offset the production declines typically experienced in the region. Harken has begun its drilling program of additional wells beginning in December 1994 on acreage it holds in the Paradox Basin area, with one productive well being completed in February 1995. Harken also recognizes gas plant revenues, primarily from HSW's plant owner interest in the Aneth Plant which serves many of the Utah properties. Gas plant revenues decreased to $798,000 during 1994 compared to $1,189,000 during 1993 due to an annual redetermination whereby HSW's interest in the Aneth Plant was reduced based on each owner's throughput volume.

         Oil and gas operating expenses consist of lease operating expenses and gas plant expenses, along with a number of production and reserve-based taxes, including Utah severance, conservation, and property taxes and Navajo severance and possessory interest taxes.

         In December 1992, Harken, through a subsidiary, entered into a Purchase and Sale Agreement ("the HAP Sale Agreement") pursuant to which Harken sold its 12% general partner's interest in HAP to an affiliate of a major stockholder who served as sole limited partner. The closing of the Agreement was completed on December 30, 1992. Pursuant to the HAP Sale Agreement, Harken was paid consideration in cash of $2,650,000 for the sale of this partnership interest and certain contract rights associated therewith. The transaction resulted in Harken recognizing a gain of $1,449,000 during December 1992.

         Under the terms of the HAP Sale Agreement, Harken continued to manage the oil and gas property interests of HAP and operate certain partnership properties. Harken was paid a management fee of $50,000 per month to manage the HAP interest in such properties in addition to the fees it received for serving as operator of the properties pursuant to applicable joint operating agreements. During the second quarter of 1993, HAP sold its interests in all oil and gas properties operated by Harken and Harken ceased to manage the partnership. As a result of the above transactions, Harken earned only $300,000 in management fees during 1993 compared to $1,110,000 during 1992.

         In addition to the above operations, Harken earned certain fees from leasing company owned compressors to certain properties it operated, as well as receiving prospect fees from the sale of Harken prospects to HAP, as provided for in the HAP partnership agreement.

DISCONTINUED WELL SERVICING AND CONTRACT DRILLING OPERATIONS

         Harken's well servicing revenues totalled $1,053,000 in 1994 compared to $2,074,000 in 1993 and $2,048,000 in 1992. Supreme generated its revenue from the operations of up to 10 well service rigs and 2 swab rigs. Well servicing operating expenses, which consist principally of contract labor and supplies, have totalled $770,000 in 1994, $936,000 in 1993 and $947,000 in
1992. In May 1994, Harken announced that it discontinued its well servicing operations, and has reflected the activities of its well servicing and contract drilling segment as discontinued operations in the accompanying financial statements.

         In January 1994, Harken made the decision to liquidate its remaining drilling rigs and related assets and apply the proceeds primarily to its international exploration efforts, specifically in Colombia and Bahrain. As a result of this decision, Harken recognized a non-cash charge of $3.1 million during the fourth quarter of 1993.

INTEREST AND OTHER INCOME

         Interest and other income decreased in 1994 from 1993, and in 1993 from 1992, primarily due to the release of the E-Z Serve 12% subordinated debenture in April 1993 and due to lower investment and cash balances, and generally lower investment yields available during each of these years. In addition, during 1993 Harken reflected a decrease in compressor rental and prospect fees discussed above, due to the reduction in HAP's operations.

OTHER COSTS AND EXPENSES

         General and administrative expenses remained fairly level during 1994 compared to 1993, as the loss of Harken's operator overhead fees and other operator cost reimbursements related to the HAP properties were offset by the effect of general and administrative cost reductions during 1993 and 1994. General and administrative expenses during 1993 were net of approximately $903,000 of such operator overhead fees and other operator cost reimbursements, compared to only $198,000 during 1994, with the decrease caused by the above mentioned sale by HAP of all remaining oil and gas properties operated by Harken. Harken accounts for operator fees and reimbursements as a reduction to general and administrative expenses in its statements of operations.

         General and administrative expenses increased by approximately $972,000 during 1993 as compared to 1992 primarily as a result of the increased administrative costs added as a result of the merger with Chuska. General and administrative expenses for 1993 includes costs related to certain offices of Chuska that have since been closed in an effort to reduce costs and improve efficiency. Harken has also taken efforts throughout 1993 to reduce total personnel with the objective of eliminating duplicative administrative and operational functions. In addition, as discussed above, Harken's operator overhead fees and other operator cost reimbursements which are netted against general and administrative expenses decreased by approximately $998,000 due to the reduction in properties operated by Harken.

         Depreciation and amortization decreased during 1994 as compared to 1993 due to the sale or full depreciation of certain non-oil and gas property assets. Depreciation and amortization increased by approximately $1,617,000 during 1993 as compared to 1992 due to the merger with Chuska, primarily due to the approximately $1,433,000 in depreciation, depletion and amortization calculated on HSW's oil and gas properties. Such calculation is made on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

         Provision for asset impairments increased to approximately $6,361,000 during 1994 due primarily to the decision to reduce Harken's investment in E-Z Serve Series C Preferred and related accrued dividends by $5,831,000 to realizable value, in light of efforts by Harken management to sell such investment in early 1995. Provision for asset impairments during 1993 includes a total of $551,000 of accrued interest which was expensed related to certain non-recourse notes receivable from certain current and former employees, officers and directors. Provision for asset impairments totalled $726,000 during 1993 compared to $52,000 in 1992.

                        LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 1994, Harken's working capital increased approximately $.6 million, primarily due to the decision by management to market its E-Z Serve Series C Preferred stock in 1995. Cash and temporary investments decreased approximately $471,000 although cash of approximately $2 million was obtained from the sale of certain non-strategic assets. This reduction was caused by cash used for operating activities of $510,000 and net capital expenditures of approximately $2 million. The improvement in cash provided from operations was due to reductions of personnel and offices during 1994 further centralizing the Chuska operations into Harken.

         During the year ended December 31, 1993, Harken's working capital decreased approximately $2.6 million, primarily due to the accrual of certain liabilities totalling approximately $2.9 million associated with Chuska's operations and due to capital expenditures during 1993. Cash and temporary investments decreased by $7.0 million despite the $2.6 million of cash balances that were acquired from the merger with Chuska. Such cash usage was caused by cash used by operating activities of $3.9 million, $4.1 million of net capital expenditures and $1.6 million of repayments of debt. The cash used by operating activities was primarily caused by the payment of approximately $2.1 million of operator suspended revenues primarily related to amounts which were appropriately released upon the sale of operated properties by Harken's managed limited partnership, HAP. Since the acquisition of Chuska, Harken has closed three of Chuska's offices and taken steps to appropriately reduce personnel as part of the effort to reduce administrative expenditures and absorb Chuska's operations into Harken.

         During 1992, total proceeds from sales of assets of approximately $4.7 million plus $211,000 from net common stock proceeds funded approximately $5.3 million of cash utilized by operating activities, approximately $1.3 million of capital expenditures and $517,000 of total debt payments, resulting in a net decrease in cash of approximately $2.2 million during the year.

          In October 1994, Harken acquired additional joint venture interests in CHAP which resulted in Harken increasing its ownership in the Reservation reserves, exploration acreage, development drilling locations and the Aneth Gas Plant. The acquisition of the sellers' interest raises Harken's total interest in CHAP from 50% to approximately 70% and increased Harken's share of daily production by approximately 40% over its previous interest. As consideration for this acquisition, Harken issued an aggregate total of 960,000 shares of restricted Harken common stock to the sellers, assumed certain liabilities of the sellers relating to the properties, and the sellers in turn retained responsibility for certain contingent operational and environmental liabilities related to the properties as well as certain distributions made by CHAP prior to the actual date of closing.

         In November 1994, Harken announced the signing of a Merger Agreement with Search Exploration Company ("Search"). Search is primarily engaged in the domestic exploration for, and development and production of oil and gas reserves. Pursuant to the Merger Agreement, upon the consummation of the Merger, (a) each outstanding share of Search common stock will be converted into the right to receive that number of shares of Harken common stock determined by dividing $0.8099 by the average of the closing sales price of a share of Harken common stock on the American Stock Exchange over the 30 days immediately preceding the date that is five trading days prior to the consummation of the merger, subject to certain restrictions ("the Average Trading Price"); (b) each outstanding share of Search Series 1993 Redeemable Preferred Stock will be converted into the right to receive that number of shares of Harken common stock determined by dividing $1.00 by the Average Trading Price and (c) certain promissory notes to be issued by Search will, by their terms, be converted into the right to receive that number of shares of Harken common stock determined by dividing the principal amount of each note by the Average Trading Price. In addition, the holders of Search common stock, certain notes and overriding royalty interests in certain properties of Search will receive a non-transferable right to receive additional shares in the future, if any, of Harken common stock or, under certain circumstances, cash, based upon the increase that may subsequently be realized in the value of a group of undeveloped leases and properties of Search. Under the terms of the Merger Agreement, certain contingencies must be satisfied by Search prior to closing, unless waived by Harken. Upon closing, the merger with Search would be accounted for under the purchase method of accounting.

         Upon completion of the merger of Search, Harken plans to use cash flow generated by Search oil and gas properties to fund capital requirements of certain prospects in which Search has retained a working interest. Most of such prospects have been farmed-out to other industry partners thereby requiring such partners to pay for such initial drilling costs under various contractual arrangements.

         Harken has taken steps to appropriately reduce overhead costs and capital expenditures will be incurred only to the extent that cash flow from operations or additional financing sources are available. Harken believes that cash flow from operations will be sufficient to meet its operating cash requirements in 1995. Harken plans to supplement such cash with proceeds from a potential sale of its investment in E-Z Serve Series C Preferred in early 1995. Amounts required to fund international activities, including Colombia and Bahrain, as well as domestic drilling costs and other capital expenditures will be funded from existing cash balances, sales of assets, operating cash flows and industry partners. Harken includes in cash and temporary investments certain balances which are restricted to use for specific project expenditures, collateral or for distribution to outside interest owners and are not available for general working capital purposes. Such restricted cash amounts totalled approximately $1,391,000 and $1,063,000 at December 31, 1993 and 1994,
respectively.

         Colombian Operations-Alcaravan Contract -- During the third quarter of 1992, Harken, through a subsidiary, Harken de Colombia, Ltd., was awarded the exclusive right to explore for, develop and produce oil and gas throughout approximately 350,000 acres within the Alcaravan area ("Alcaravan") of Colombia. Alcaravan is located in Colombia's Llanos Basin and is located approximately 140 miles east of Santafe De Bogota. Harken and Empresa Colombiana de Petroleos ("Ecopetrol") have entered into an Association Contract ("Alcaravan Contract") which requires Harken to conduct a seismic and exploratory drilling program in the Alcaravan area ("work program") over the initial six years. At the end of each of the six years in the work program, Harken has the option to withdraw from the Alcaravan Contract or to commit to the next year's work requirements. If Harken makes a commercial discovery of oil and/or gas which is approved by Ecopetrol, the standard terms of the Alcaravan Contract will apply. Such terms provide for Ecopetrol to reimburse Harken for 50% of its successful well costs expended up to the point of commercial discovery and to receive a 20% royalty interest and for both Ecopetrol and Harken to each have a 50% working interest. The term of the Alcaravan Contract will extend twenty-two years from the date of any commercial discovery of oil and/or gas. Harken reprocessed in excess of 200 kilometers of seismic data on the Alcaravan area and completed the acquisition of 52 kilometers of new seismic data over prospective areas in mid-February 1994. Harken also plans to acquire approximately 26 kilometers of additional seismic data on the Alcaravan Contract area in February 1995.

         In September 1994, Harken announced that Huffco Group, Inc. ("Huffco") of Houston, Texas joined Harken in the drilling of its first exploratory well under the Alcaravan Contract. Under the terms of this joint venture agreement, which was approved by Ecopetrol, Harken serves as operator and retains a 50% interest in the well. The well, the Alcaravan #1, was spudded in early February 1995 and will be drilled to a projected depth of 10,500 feet to test for commercial quantities of oil in the oil prone zones prevalent in the Llanos Basin; the Carbonera, Mirador, Guadalupe and the basal Cretaceous formations.

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

         During the first year of the Bocachico Contract, Harken is conducting seismic activities on the land covered by this contract including reprocessing of at least 250 kilometers of existing seismic data and the acquisition of at least 35 kilometers of new seismic data. During each of the 2nd through the 6th contract years Harken may elect to continue the contract by committing to the drilling of at least one well during each contract year. During this initial six year term, called the Exploration Period under the Bocachico Contract, if Harken has discovered the existence of commercial production in the Bocachico Contract area, the Bocachico Contract will be further extended for a period of 22 years from the date of any commercial discovery of oil and/or gas. If Harken makes a commercial discovery of oil and/or gas which is approved by Ecopetrol, the standard terms of the Bocachico Contract will apply. Such terms provide for Ecopetrol to reimburse Harken for 50% of its successful well costs expended up to the point of commercial discovery and to receive a 20% royalty interest and for both Ecopetrol and Harken to each have a 50% working interest.

         In addition to reprocessing and acquiring seismic data during the first contract year of the Bocachico Contract, Harken has evaluated seismic data and has completed an engineering feasibility study to evaluate the potential for recovering existing oil reserves in the Rio Negro area, which is located in the northern portion of the Bocachico Contract area. Three wells were drilled, produced and subsequently abandoned by another contractor approximately 30 years ago in this area. These wells have provided information and data including production rates, well logs and pressure tests. This well data has been utilized by Harken in such studies to evaluate the feasibility of
applying modern production and recovery techniques in this area.   Harken will
also acquire a minimum of 35 kilometers of seismic data on the Bocachico Contract area in early 1995.

         On January 19, 1995, after completing the engineering feasibility study, Harken notified Ecopetrol of Harken's commitment to drill a well under the Bocachico Contract, and thereby extended the contract into its second year. Harken currently anticipates that a well site will be selected and drilling will commence by mid-1995.

         Playero Contract -- In December 1994, Harken announced that Harken de Colombia, Ltd. had signed its third Association Contract ("Playero Contract") with Ecopetrol, covering the Playero contract area. Under the Playero Contract, Harken has acquired the exclusive rights to conduct exploration activities and drilling on this area, which covers approximately 10,000 acres in the Llanos Basin of Colombia, contiguous to Harken's Alcaravan Contract area.

         During the first year of the Playero Contract, Harken will acquire at least 12 kilometers of new seismic data in the Playero Contract area. During each of the 2nd through the 6th contract years, Harken may elect to continue the contract by committing to the drilling of at least one well during each contract year. During this initial six year term, called the Exploration Period under the Playero Contract, if Harken has discovered the existence of commercial production in the Playero Contract area, the Playero Contract will be further extended for a period of 22 years from the date of termination of the Exploration Period with a total term not to exceed 28 years. If Harken makes a commercial discovery of oil and/or gas which is approved by Ecopetrol, the standard terms of the Playero Contract will apply. The Playero Contract was granted by Ecopetrol under a new form of Association Contract which has modified various standard terms from the previous form of Association Contract which was used on the Alcaravan and Bocachico Contracts. Such terms provide for Ecopetrol to reimburse Harken for 50% of its successful well costs expended up to the point of a commercial discovery and to receive a 20% royalty interest. Although both Ecopetrol and Harken each would have a 50% working interest, production net of royalty would be allocated 50% to each party until accumulated production from the Playero Contract area reaches a cumulative total of 60 million barrels of oil. After that cumulative production level is achieved, production net of royalty is allocated at rates to Harken from 50% to 25% based upon the relative profitability of the project with Ecopetrol receiving the remaining complementary 50% to 75% of such additional production.

         Bahrain Operations -- In January 1990, Harken, through its wholly-owned subsidiary, Harken Bahrain Oil Company ("HBOC"), entered into a production sharing agreement with the Bahrain National Oil Company ("BANOCO") which gave it the exclusive right to explore for, develop and produce oil and gas throughout most of Bahrain's Arabian Gulf offshore territories. Subject to the discovery and development of oil and/or gas, the contract has a term of thirty-five years. Under the original terms of the agreement, as amended, Harken was to drill an exploratory well to test the Permian Khuff formation within 2 1/2 years and drill a total of four wells by 1995 to earn all of its acreage rights.

         In July 1990, Harken entered into a joint venture arrangement with a joint venture partner, Bass Enterprises Production Company ("BEPCO"), in which BEPCO committed to provide the funding for the first well and at least two subsequent wells. On April 8, 1993, HBOC and BEPCO entered into an agreement whereby BEPCO was released and discharged from any future drilling obligations related to HBOC's production sharing agreement, and the joint venture agreement between HBOC and BEPCO was terminated. As part of this agreement, BEPCO paid to HBOC approximately $2,000,000 plus other considerations, which represented the negotiated amount for BEPCO's remaining obligation for future costs to be incurred in Bahrain. This settlement amount was recorded as deferred revenue by Harken and is reduced by ongoing investment expenditures related to Bahrain.

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

         In May 1994, Harken announced a new seismic reprocessing program covering 500 kilometers of seismic lines in the vicinity of the Jarim Reef. At present Harken holds approximately 500,000 acres under its production sharing agreement. Unless commercial production is found, or an extension to the production sharing agreement is obtained, this acreage expires in July 1995.
In January 1995, Harken completed its reprocessing of approximately 500 kilometers of seismic data and has reviewed the results of that work with BANOCO. Unless Harken obtains a joint venture partner, Harken will not proceed to either acquire additional seismic data or drill another well. If a joint venturer is located, it will be necessary to obtain an extension of one year or more from July 1995 to complete work necessary with a joint venturer.

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

         Harken has accrued approximately $1,260,000 at December 31, 1994 relating to other operational or regulatory liabilities related primarily to Chuska's operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including the guarantee of certain lease obligations, which in management's opinion, will not result in significant loss exposure to Harken.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The following financial statements appear on pages 26 through 52 in this report.

                                                                                                       PAGE
                                                                                                       ----
Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     26
Consolidated Balance Sheets --
 December 31, 1993 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     27
Consolidated Statements of Operations --
 Years ended December 31, 1992,
 1993 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     28
Consolidated Statements of
 Stockholders' Equity -- Years ended
 December 31, 1992, 1993 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     29
Consolidated Statements of Cash
 Flows -- Years ended December 31,
 1992, 1993 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     30
Notes to Consolidated Financial
 Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders and Board of Directors of Harken Energy Corporation:



         We have audited the accompanying consolidated balance sheets of Harken Energy Corporation (a Delaware corporation) and subsidiaries as of December 31, 1993 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harken Energy Corporation and subsidiaries as of December 31, 1993 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.




                                             ARTHUR ANDERSEN LLP



Dallas, Texas,
    February 10, 1995

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                        DECEMBER 31,
                                                                             ------------------------------
                                                                                  1993              1994
                                                                                  ----              ----
                                                           ASSETS
Current Assets:
 Cash and temporary investments . . . . . . . . . . . . . . . . . . . .      $    3,299,000   $   2,828,000
 Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . .           1,022,000         543,000
 Amounts receivable from former subsidiaries  . . . . . . . . . . . . .           1,081,000              --
 Assets of discontinued operations held for resale  . . . . . . . . . .           1,775,000              --
 Investment in former subsidiary held for resale  . . . . . . . . . . .                  --       2,898,000
 Prepaid expenses and other current assets  . . . . . . . . . . . . . .             500,000         571,000
                                                                             --------------   -------------
   Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . .           7,677,000       6,840,000

Property and Equipment:
Oil and gas properties, using the full cost of method of accounting-
   Evaluated  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,664,000      13,944,000
   Unevaluated  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,004,000       7,446,000
   Gas plants and other property  . . . . . . . . . . . . . . . . . . .           6,994,000       6,646,000
   Less accumulated depreciation and amortization . . . . . . . . . . .          (5,834,000)     (7,859,000)
                                                                             --------------   -------------
   Total Property and Equipment, net  . . . . . . . . . . . . . . . . .          18,828,000      20,177,000

Investments in Former Subsidiaries  . . . . . . . . . . . . . . . . . .           9,218,000       1,219,000
Notes Receivable from Related Parties, including interest . . . . . . .             701,000         474,000
Other Assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,307,000         250,000
                                                                             --------------   -------------
                                                                             $   37,731,000   $  28,960,000
                                                                             ==============   =============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Trade payables . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      339,000   $     492,000
 Accrued liabilities and other  . . . . . . . . . . . . . . . . . . . .           4,840,000       2,464,000
 Revenues and royalties payable . . . . . . . . . . . . . . . . . . . .           1,354,000       1,277,000
 Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  --         900,000
                                                                             --------------   -------------
   Total Current Liabilities  . . . . . . . . . . . . . . . . . . . . .           6,533,000       5,133,000

Commitments and Contingencies (Note 15)
Deferred Revenue, net of current portion  . . . . . . . . . . . . . . .             367,000              --
Redeemable Preferred Stock  . . . . . . . . . . . . . . . . . . . . . .           1,868,000       1,868,000

Stockholders' Equity:
 Common stock, $0.01 par value; authorized 100,000,000 shares;
  issued 65,466,508 and 66,426,508 shares, respectively . . . . . . . .             654,000         664,000
 Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .         131,052,000     132,572,000
 Retained deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .         (81,986,000)    (90,520,000)
 Treasury stock, 5,983,655 shares held  . . . . . . . . . . . . . . . .         (20,757,000)    (20,757,000)
                                                                             ---------------  --------------
   Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . . .          28,963,000      21,959,000
                                                                             --------------   -------------
                                                                             $   37,731,000   $  28,960,000
                                                                             ==============   =============

        The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              YEAR ENDED DECEMBER 31,
                                                                              -----------------------
                                                                         1992          1993            1994
                                                                         ----          ----            ----
Revenues:
 Oil and gas operations . . . . . . . . . . . . . . . . . .       $          --    $   4,970,000  $  4,156,000
 Management fee income  . . . . . . . . . . . . . . . . . .           1,110,000          300,000            --
 Gain on sale of partnership investment . . . . . . . . . .           1,449,000               --            --
 Interest and other income  . . . . . . . . . . . . . . . .           1,823,000        1,331,000       739,000
                                                                  -------------    -------------  ------------
                                                                      4,382,000        6,601,000     4,895,000
                                                                  -------------    -------------  ------------
Costs and Expenses:
  Oil and gas operating expenses  . . . . . . . . . . . . .                  --        1,825,000     1,535,000
  General and administrative expenses, net  . . . . . . . .           2,207,000        3,179,000     3,132,000
  Depreciation and amortization . . . . . . . . . . . . . .             954,000        2,571,000     1,993,000
  Provision for asset impairments . . . . . . . . . . . . .              52,000          726,000     6,361,000
  Interest expense and other  . . . . . . . . . . . . . . .             167,000           97,000        85,000
                                                                  -------------    -------------  ------------
                                                                      3,380,000        8,398,000    13,106,000
                                                                  -------------    -------------  ------------
   Income (loss) from continuing operations before
    income taxes  . . . . . . . . . . . . . . . . . . . . .           1,002,000       (1,797,000)   (8,211,000)

Income tax expense  . . . . . . . . . . . . . . . . . . . .             341,000               --            --
                                                                  -------------    -------------  ------------

   Income (loss) from continuing operations . . . . . . . .             661,000       (1,797,000)   (8,211,000)

Discontinued Operations (Note 2):
 Loss from operations of discontinued well servicing
  and contract drilling segment  (including income tax
  benefit of $169,000 in 1992)  . . . . . . . . . . . . . .            (328,000)      (3,697,000)     (223,000)
                                                                  -------------    -------------  ------------
   Net income (loss) before extraordinary item  . . . . . .             333,000       (5,494,000)   (8,434,000)
                                                                  -------------    -------------  ------------

Extraordinary item-reduction in income taxes resulting
 from utilization of net operating loss carryforwards . . .             172,000               --            --
                                                                  -------------    -------------  ------------
   Net income (loss)  . . . . . . . . . . . . . . . . . . .       $     505,000    $  (5,494,000) $ (8,434,000)
                                                                  =============    =============  ============

Loss attributable to common stock:
 Net income (loss)  . . . . . . . . . . . . . . . . . . . .       $     505,000    $  (5,494,000) $ (8,434,000)
 Less preferred stock dividends . . . . . . . . . . . . . .            (360,000)              --            --
                                                                  -------------    -------------  ------------
   Earnings (loss) attributable to common stock . . . . . .       $     145,000    $  (5,494,000) $ (8,434,000)
                                                                  =============    =============  ============

Income (loss) per common share:
 Continuing operations  . . . . . . . . . . . . . . . . . .       $        0.01    $       (0.03) $      (0.14)
 Discontinued operations  . . . . . . . . . . . . . . . . .               (0.01)           (0.06)        (0.00)
 Extraordinary item . . . . . . . . . . . . . . . . . . . .                0.00               --            --
                                                                  -------------    -------------  ------------
 Net income (loss)  . . . . . . . . . . . . . . . . . . . .       $        0.00    $       (0.09) $      (0.14)
                                                                  =============    =============  ============
Weighted average shares outstanding . . . . . . . . . . . .          45,752,936       58,392,901    59,722,853
                                                                  =============    =============  ============



        The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                               ADDITIONAL              RETAINED
                                             COMMON STOCK    PAID-IN CAPITAL            DEFICIT      TREASURY STOCK
                                             ------------    ---------------            -------      --------------
Balance, December 31, 1991  . . . . . . .  $    487,000   $   105,014,000  (A)   $   (76,997,000)    $   (17,005,000)
 Conversion of warrants and options . . .            --            13,000                     --                  --
 Payment of notes receivable, net of
  retirements . . . . . . . . . . . . . .            --         1,131,000                     --            (906,000)
 Conversion of preferred stock and
  dividends . . . . . . . . . . . . . . .        25,000         8,409,000                     --                  --
 Dividends on preferred stock . . . . . .            --          (360,000)                    --                  --
 Net income . . . . . . . . . . . . . . .            --                --                505,000                  --
                                           ------------   ---------------        ---------------     ---------------
Balance, December 31, 1992  . . . . . . .       512,000       114,207,000  (A)       (76,492,000)        (17,911,000)
 Issuance of common stock, net  . . . . .       142,000        12,663,000                     --                  --
 Payment of notes receivable, net of
  retirements . . . . . . . . . . . . . .            --         2,846,000                     --          (2,846,000)
 Exchange of subordinated debenture . . .            --         1,336,000                     --                  --
 Net loss . . . . . . . . . . . . . . . .            --                --             (5,494,000)                 --
                                           ------------   ---------------      -----------------     ---------------
Balance, December 31, 1993  . . . . . . .  $    654,000   $   131,052,000        $   (81,986,000)    $   (20,757,000)
 Issuance of common stock, net  . . . . .        10,000         1,520,000                     --                  --
 Adjustment for unrealized losses
  on available-for-sale securities  . . .            --                --               (100,000)                 --
 Net loss . . . . . . . . . . . . . . . .            --                --             (8,434,000)                 --
                                           ------------   ---------------        ----------------    ---------------
Balance, December 31, 1994  . . . . . . .  $    664,000   $   132,572,000        $   (90,520,000)(B) $   (20,757,000)
                                           ============   ===============        ================    ================

- ---------------

(A) Includes, as an offset to Additional Paid-In Capital, notes receivable of $5,325,000 and $4,182,000 as of December 31, 1991 and 1992
         respectively, from certain officers, directors and affiliates for stock purchases. See Note 12 -- Related Party Transactions "Other Transactions" for discussion.

(B) Includes, as a component of Retained Deficit, net unrealized losses on available-for-sale securities of $100,000 as of December 31, 1994.
         See Note 4 -- Marketable Equity Securities for further discussion.





        The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED DECEMBER 31,
                                                                                -----------------------
                                                                         1992            1993         1994
                                                                         ----            ----         ----
Cash flows from operating activities:
 Income (loss) from continuing operations . . . . . . . . . . .    $     661,000   $  (1,797,000) $ (8,211,000)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Utilization of net operating loss carryforward . . . . . . .          341,000              --            --
   Depreciation and amortization  . . . . . . . . . . . . . . .          954,000       2,571,000     1,993,000
   Interest expense (income) on notes payable to/receivable
     from related parties . . . . . . . . . . . . . . . . . . .         (813,000)       (466,000)     (423,000)
   Provision for asset impairments  . . . . . . . . . . . . . .           52,000         726,000     6,361,000
   Provision for doubtful accounts  . . . . . . . . . . . . . .          154,000              --       256,000
   (Gain) loss on sales of assets and other . . . . . . . . . .       (1,485,000)       (201,000)     (176,000)
   Equity in (income) loss of partnership . . . . . . . . . . .          107,000              --            --

 Income (loss) from discontinued operations . . . . . . . . . .         (328,000)     (3,697,000)     (223,000)
  Adjustments to reconcile income (loss) to net cash provided by operating activities:
   Utilization of net operating loss carry forward  . . . . . .         (169,000)             --            --
   Depreciation and amortization  . . . . . . . . . . . . . . .          454,000         683,000        77,000
   Provision for asset impairments  . . . . . . . . . . . . . .          200,000       3,112,000            --
   (Gain)Loss on sales of assets and other  . . . . . . . . . .               --              --      (286,000)

  Change in assets and liabilities, net of effect of
  companies acquired:
   (Increase) decrease in accounts receivable . . . . . . . . .         (403,000)      2,282,000       577,000
   (Increase) decrease in accounts receivable from former
     subsidiaries . . . . . . . . . . . . . . . . . . . . . . .       (2,438,000)       (338,000)      100,000
   Increase (decrease) in trade payables and other  . . . . . .       (2,539,000)     (6,761,000)     (555,000)
                                                                   -------------   -------------      --------
    Net cash provided by (used in) operating activities . . . .       (5,252,000)     (3,886,000)     (510,000)
                                                                   -------------   -------------      --------

Cash flows from investing activities:
 Proceeds from sales of assets  . . . . . . . . . . . . . . . .        4,680,000         350,000       338,000
 Cash from acquired subsidiary  . . . . . . . . . . . . . . . .               --       2,616,000            --
 Capital expenditures . . . . . . . . . . . . . . . . . . . . .       (1,341,000)     (4,499,000)   (2,344,000)
 Proceeds from sale of assets of discontinued operations  . . .               --              --     2,045,000
                                                                   -------------   -------------  ------------
    Net cash provided by (used in) investing activities . . . .        3,339,000      (1,533,000)       39,000
                                                                   -------------   -------------  ------------

Cash flows from financing activities:
 Issuance of preferred and common stock, net of retirements . .          211,000              --            --
 Issuance of long-term debt and short-term borrowings . . . . .               --              --            --
 Payment of note payable to related party . . . . . . . . . . .         (253,000)             --            --
 Debt repayments  . . . . . . . . . . . . . . . . . . . . . . .         (264,000)     (1,630,000)           --
                                                                   -------------   -------------  ------------
    Net cash used in financing activities . . . . . . . . . . .         (306,000)     (1,630,000)           --
                                                                   -------------   -------------  ------------

Net decrease in cash and temporary investments  . . . . . . . .       (2,219,000)     (7,049,000)     (471,000)

Cash and temporary investments at beginning of year . . . . . .       12,567,000      10,348,000     3,299,000
                                                                   -------------   -------------  ------------
Cash and temporary investments at end of year . . . . . . . . .    $  10,348,000   $   3,299,000  $  2,828,000
                                                                   =============   =============  ============


        The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1992, 1993 AND 1994

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation and Presentation -- The Consolidated Financial Statements include the accounts of Harken Energy Corporation (a Delaware corporation) and all of its wholly-owned subsidiaries ("Harken") after elimination of significant intercompany balances and transactions. Interests in managed oil and gas joint ventures are proportionately consolidated. Data is as of December 31 of each year or for the year then ended and dollar amounts in tables are in thousands unless otherwise indicated. Certain prior year amounts have been reclassified to conform with the 1994 presentation.

         Cash and Temporary Investments -- For purposes of the Consolidated Statements of Cash Flows, Harken considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Harken paid cash for interest in the amounts of $77,000, $97,000 and $85,000 during 1992, 1993 and 1994, respectively. All significant noncash investing and financing activities are discussed in Notes 3 and 10 -- Acquisitions and Stockholders' Equity.

         Harken includes in cash and temporary investments certain balances which are restricted to use for specific project expenditures, collateral or for distribution to outside interest owners and are not available for general working capital purposes. Such restricted cash amounts totalled approximately $1,391,000 and $1,063,000 at December 31, 1993 and 1994, respectively.

         Accounts Receivable -- Harken maintains a reserve for potential losses in collection of its accounts receivable. The allowance for doubtful accounts was $1,403,000 and $1,162,000 as of December 31, 1993 and 1994, respectively.

         Assets Held for Resale -- Harken reflects assets that it intends to sell during the next twelve months as a current asset in the accompanying consolidated balance sheets at the lower of cost or net realizable value. At December 31, 1993, Harken identified certain contract drilling rigs and related equipment for resale and reflected them as Assets of Discontinued Operations Held for Resale in the accompanying consolidated financial statements. At December 31, 1994, Harken has reflected its investment in E-Z Serve Series C Preferred and related accrued dividends as Investment in Former Subsidiary Held for Resale. See Note 5 -- Investments in Former Subsidiaries for further discussion.

         Accrued Liabilities and Other -- Accrued liabilities and other at December 31, 1993, consists of certain liabilities of $2,931,000 related to Chuska and other accrued liabilities of $1,909,000. The December 31, 1994 balance consists of certain liabilities of $1,260,000 related to Chuska and other accrued liabilities of $1,204,000.

         Deferred Revenue -- During 1993, Harken received approximately $2,000,000 from a joint venture partner upon termination of a joint operating agreement. Such amount, net of Harken's carrying value in its Bahrain investment, has been recorded as deferred revenue in the accompanying consolidated balance sheet. See Note 15 -- Commitments and
Contingencies-Bahrain Operations for further discussion. This deferred amount has been fully offset by ongoing Bahrain investment expenditures at December 31, 1994.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

         Management Fee Income -- During 1992 and 1993, Harken received management fees of approximately $1,110,000 and $300,000, respectively, related to monthly fees earned as manager of a partnership (see Note 7 -- Investment in Limited Partnership).

         General and Administrative Expenses -- Harken reflects general and administrative expenses net of operator overhead charges and other amounts billed to joint interest owners. General and administrative expenses are net of $4,280,000, $4,252,000 and $1,264,000 for such amounts during 1992, 1993 and
1994, respectively.

         Provision for Asset Impairments -- Assets which are used in Harken's operations, or are not held for resale, are carried at cost, less any accumulated depreciation. When evidence indicates that operations will not produce sufficient revenues to cover all costs, including depreciation, and when the carrying amount of the related asset cannot be realized through sale, a permanent impairment is recorded and the asset value is written down to recoverable value. Harken reflected a provision for asset impairments from continuing operations in the amounts of $52,000, $726,000 and $6,361,000 during 1992, 1993 and 1994, respectively. See Note 5 and 12 -- Investments in Former Subsidiaries and Related Party Transactions for further discussion.

(2) DISCONTINUED OPERATIONS

         In May 1994, Harken announced that it had discontinued its well servicing operations which it had conducted through Supreme Well Service Company ("Supreme"), a wholly-owned subsidiary. Harken has sold the equipment assets of Supreme and has utilized the proceeds toward developing Harken's exploration and production operations, both domestically and internationally. As a result of this decision, Harken has reflected the revenues and expenses of Harken's well servicing and contract drilling segment as discontinued operations in the accompanying financial statements. Such discontinued operations include revenues of $2,048,000, $2,074,000 and $1,053,000 for the years ended December 31, 1992, 1993 and 1994, respectively. The December 31, 1994 revenue amount includes $272,000 of gain on the sale of Harken's contract drilling assets which occurred during the first quarter of 1994.

(3) ACQUISITIONS

         Effective February 15, 1993, Harken consummated a merger pursuant to which Chuska Resources Corporation ("Chuska") became a wholly-owned subsidiary of Harken. Harken acquired all of the 11,055,918 shares of Chuska common stock outstanding in exchange for 14,210,357 shares of newly-issued Harken common stock. Chuska is engaged, primarily through its subsidiary, Harken Southwest Corporation ("HSW"), in the business of exploring for and producing oil and gas in the Aneth Field and Blanding Sub-Basin portions of the Paradox Basin in Utah, Arizona and New Mexico, and in the Western Paradox Basin in Utah. HSW operations in the Paradox Basin area are primarily concentrated on the 16 million acre Navajo Indian Reservation ("the Reservation"), which comprises portions of Arizona, New Mexico and Utah. HSW conducts activities on the Reservation as a contractually appointed operator and agent of the Navajo Nation pursuant to two Federally approved operating agreements. In addition to its oil and gas exploration activities,

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

HSW also has an interest in a gas processing plant in or near the Paradox Basin, the Aneth Gas Plant, on the Utah portion of the Reservation. The acquisition of Chuska has been accounted for under the purchase method of accounting.

         HSW is the general partner and operator of four limited partnerships and is a venturer in the CHAP Joint Venture ("CHAP"), all of which were formed for the exploration and production of oil and gas. Chuska or its wholly- owned subsidiaries are venturers in three additional projects for the exploration and production of oil and gas. These projects are named Greater Blanding, Central Blanding and Western Paradox. Harken accounts for its investments in the partnerships and CHAP using the proportionate consolidation method.

          In October 1994, Harken acquired additional joint venture interests in CHAP which resulted in Harken increasing its ownership in the Reservation reserves, exploration acreage, development drilling locations and the Aneth Gas Plant. The acquisition of the sellers' interest raised Harken's total interest in CHAP from 50% to approximately 70% and increased Harken's share of daily production by approximately 40% over its previous interest. As consideration for this acquisition, Harken issued an aggregate total of 960,000 shares of restricted Harken common stock to the sellers, assumed certain liabilities of the sellers relating to the properties, and the sellers in turn retained responsibility for certain contingent operational and environmental liabilities related to the properties as well as retaining certain distributions made by CHAP prior to the actual date of closing. The acquisition of the additional interest in CHAP has been accounted for under the purchase method of accounting.

         In November 1994, Harken announced the signing of a Merger Agreement with Search Exploration Company ("Search"). Search is primarily engaged in the domestic exploration for, and development and production of oil and gas reserves. Pursuant to the Merger Agreement, upon the consummation of the Merger, (a) each outstanding share of Search common stock will be converted into the right to receive that number of shares of Harken common stock determined by dividing $0.8099 by the average of the closing sales price of a share of Harken common stock on the American Stock Exchange over the 30 days immediately preceding the date that is five trading days prior to the consummation of the merger, subject to certain restrictions ("the Average Trading Price"); (b) each outstanding share of Search Series 1993 Redeemable Preferred Stock will be converted into the right to receive that number of shares of Harken common stock determined by dividing $1.00 by the Average Trading Price and (c) certain promissory notes to be issued by Search will, by their terms, be converted into the right to receive that number of shares of Harken common stock determined by dividing the principal amount of each note by the Average Trading Price. In addition, the holders of Search common stock, certain notes and overriding royalty interests in certain properties of Search will receive a non-transferable right to receive additional shares in the future, if any, of Harken common stock or, under certain circumstances, cash, based upon the increase that may subsequently be realized in the value of a group of undeveloped leases and properties of Search. Under the terms of the Merger Agreement, certain contingencies must be satisfied by Search prior to closing, unless waived by Harken. Upon closing, the merger with Search would be accounted for under the purchase method of accounting.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

         As of December 31, 1994, Search had proved reserves of approximately 19,000 barrels of oil and 1,298,000 mcf of gas with a net present value of approximately $1,513,000 and had gross revenue interests in 42 productive wells, none of which were operated by Search.

         Pro Forma Information -- The following unaudited pro forma combined condensed financial statements give effect to the above mentioned transactions. The pro forma combined condensed balance sheet gives effect to the Search merger as if it had been consummated as of December 31, 1994. The pro forma combined condensed statement of operations for the years ended December 31, 1993 and 1994, gives effect to both the Search merger and the acquisition of an additional interest in CHAP as if both had been consummated at the beginning of each period.

         The pro forma data is presented for illustrative purposes only and are not necessarily indicative of the financial position or operating results that would have occurred had the transactions been consummated at the dates indicated, nor are they indicative of future financial position or operating results.

                   PRO FORMA COMBINED CONDENSED BALANCE SHEET
                               DECEMBER 31, 1994
                                  (UNAUDITED)

                                                  HARKEN          SEARCH             PRO FORMA
                                                  ACTUAL          ACTUAL            ADJUSTMENTS    PRO FORMA
                                                  ------          ------            -----------    ---------
Current Assets                                $     6,840     $        489       $                $    7,329

Property and Equipment, net                        20,177            2,084         (1)  1,176         23,879
                                                                                   (2)    442
Investments in Former Subsidiaries                  1,219               --                             1,219
Notes Receivable from Related Parties,
   including interest                                 474               --                               474
Other Assets, Net                                     250               --                               250
                                              -----------     ------------       -------------    ----------

      Total Assets                            $    28,960     $      2,573       $      1,618     $   33,151
                                              ===========     ============       ============     ==========

Current Liabilities                           $     5,133     $        174       $(1)     215     $    5,655
                                                                                   (2)    133
Long-Term Debt                                         --               --         (2)    309            309
Redeemable Preferred Stock                          1,868              575         (1)   (575)         1,868
Stockholders' Equity                               21,959            1,824         (1)  1,536         25,319
                                              -----------     ------------       ------------     ----------

                                              $    28,960     $      2,573       $      1,618     $   33,151
                                              ===========     ============       ============      =========

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

PRO FORMA ADJUSTMENTS-PRO FORMA COMBINED CONDENSED BALANCE SHEET-

(1) Pro forma entry to record the acquisition of Search at December 31, 1994, in exchange for Harken common stock. Purchase price was calculated using the market value, discounted by 10%, of Harken common stock over the most recent 30 days to determine the number of shares of Harken common stock to be issued, according the Merger Agreement. Such purchase price results in a total investment in Search of approximately $3,360,000, which includes approximately $215,000 of estimated transaction costs.

(2) Pro forma entry to record the required roll-up acquisition by Search of the non-owned interests in its managed limited partnerships in exchange for notes payable bearing interest at 10% per annum.

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                                  (UNAUDITED)


                                                      ACQUIRED                PRO FORMA    PRO FORMA
                                           HARKEN    INTEREST IN    SEARCH    ADJUSTMENT  ADJUSTMENTS
                                           ACTUAL    CHAP-ACTUAL    ACTUAL      -CHAP       -SEARCH    PRO FORMA
                                          --------   -----------  ----------  ---------   -----------  ---------
Oil and gas revenue                     $     4,970    $   2,135    $  1,057     $         $ (5) 131  $  8,293
Other revenues                                1,631           57          44                             1,732
                                        -----------    ---------    --------     -------   ---------  --------
    Total Revenues                            6,601        2,192       1,101                     131    10,025
                                        -----------    ---------    --------     -------   ---------  --------

Oil and gas operating expenses                1,825          676         286                 (5)  38     2,825
General and administrative expenses           3,179          199         788                             4,166
Depreciation and amortization                 2,571          810         670     (3)(511)    (4)(246)    3,294
Provision for asset impairments                 726          326         462     (3)(326)    (4)(462)      726
Interest and other                               97           13         135                 (5)  41       286
                                        -----------    ---------    --------     -------   ---------  --------
                                              8,398        2,024       2,341        (837)       (629)   11,297
                                        -----------    ---------    --------     -------   ---------  --------
Income tax expense (benefit)                     --           --        (335)                (6) 335        --
                                        -----------    ---------    --------     -------   ---------  --------
Income (loss) from continuing
 operations                             $    (1,797)   $     168    $   (905)    $   837   $     425  $ (1,272)
                                        ===========    =========    ========     =======   =========  ========

Net loss per share from continuing
 operations attributable to
 common stock                           $     (0.03)                                                  $  (0.02)
                                        ===========                                                   ========

Weighted Average Shares Outstanding      58,392,901                                                 61,349,284
                                        ===========                                                 ==========

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                                  (UNAUDITED)

                                                      ACQUIRED                PRO FORMA    PRO FORMA
                                           HARKEN    INTEREST IN    SEARCH    ADJUSTMENT  ADJUSTMENTS
                                           ACTUAL    CHAP-ACTUAL    ACTUAL      -CHAP       -SEARCH    PRO FORMA
                                          --------   -----------  ----------  ---------   -----------  ---------
Oil and gas revenue                     $     4,156    $   1,035    $    495     $        $(5)    89  $  5,775
Other revenues                                  739           39         221                               999
                                        -----------    ---------    --------     -------  ----------  --------
    Total Revenues                            4,895        1,074         716                      89     6,774
                                        -----------    ---------    --------     -------  ----------  --------

Oil and gas operating expenses                1,535          337         274              (5)     37     2,183
General and administrative expenses           3,132           96         698              (5)      2     3,928
Depreciation and amortization                 1,993          416         499     (3)(324) (4)   (128)    2,456
Provision for asset impairments               6,361           --       2,667              (4) (2,667)    6,361
Interest and other                               85           --           5              (5)     27       117
                                        -----------    ---------    --------     -------  ----------  --------
                                             13,106          849       4,143        (324)     (2,729)   15,045
                                        -----------    ---------    --------     -------  ----------  --------
Income tax expense (benefit)                     --           --        (227)             (6)    227        --
                                        -----------    ---------    --------     -------  ----------  --------
Income (loss) from continuing
 operations                             $    (8,211)         225    $ (3,200)    $   324  $    2,591  $ (8,271)
                                        ===========    =========    ========     =======  ==========  ========

Net loss per share from continuing
 operations attributable to common
 stock                                  $     (0.14)                                                  $  (0.13)
                                        ===========                                                   ========

Weighted Average Shares Outstanding      59,722,853                                                 62,439,236
                                         ==========                                                 ==========

PRO FORMA ADJUSTMENTS-PRO FORMA COMBINED CONDENSED STATEMENTS OF OPERATIONS-

(3) Pro forma entry to adjust actual depreciation and depletion expense and valuation provision on oil and gas properties for the acquired interest in CHAP to the depreciation and depletion calculated on a consolidated basis.

(4) Pro forma entry to adjust actual depreciation and depletion expense and valuation provision on oil and gas properties for Search to the depreciation and depletion calculated on a consolidated basis.

(5) Pro forma entry to reflect the additional revenues and expenses of Search's required roll-up of its managed limited partnerships, along with related interest expense on the notes payable to be issued.

(6) Pro forma entry to eliminate income tax benefit of Search.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

(4) MARKETABLE EQUITY SECURITIES

    In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments in Debt and Equity Securities", ("SFAS 115") effective for fiscal years beginning after December 15, 1993. Under the new rules, all marketable equity securities are classified as available-for-sale or trading and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income. Unrealized holding gains and losses on securities classified as trading are also reported in earnings. The cost of securities sold is based on the average cost method.

    Harken carries an investment in the common stock of E-Z Serve, including shares of E-Z Serve common stock resulting from the conversion of 5,000 shares of E-Z Serve Series C Preferred in June 1994. Harken's remaining investment in E-Z Serve Series C Preferred is not accounted for pursuant to SFAS 115, as it
is not a readily marketable security.   See Note 5 -- Investments in Former
Subsidiaries for further discussion of E-Z Serve Series C Preferred. Beginning in 1994 pursuant to SFAS 115, Harken classifies its investment in E-Z Serve common stock as available for sale. The following is a summary of Harken's marketable equity securities, which are included in Prepaid Expenses and Other Current Assets in the accompanying balance sheet:

                                                                           DECEMBER 31,
                                                                     -----------------------
                 AVAILABLE-FOR-SALE                                     1993         1994
                 ------------------                                  ----------   ----------
                 Cost                                                 $  138       $  210
                 Gross Unrealized Gains                                  112           --
                 Gross Unrealized Losses                                  --          100
                 Estimated Fair Value                                    250          110

                 AVAILABLE-FOR-SALE                          1992       1993         1994
                 ------------------                          ----       ----         ----
                 Gross realized gains                    $   2,451    $  164       $   88
                 Gross realized losses                          --        --           59


         An unrealized holding loss on available-for-sale securities of $100,000 was recognized at December 31, 1994, and is included as a component of stockholders' equity. Such amount has been included in Retained Deficit in the accompanying consolidated financial statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

(5) INVESTMENTS IN FORMER SUBSIDIARIES

         Pursuant to a Rights Offering effective April 30, 1991, Harken owned approximately 7.25% and 6.59%, respectively, of the outstanding common shares of E-Z Serve Corporation ("E-Z Serve") and Tejas Power Corporation ("Tejas"), both of which it accounted for as marketable equity securities using the lower of cost or market value. During late 1991 and throughout 1992, Harken sold all of its common stock interest in Tejas and in December 1992 and during 1993 and 1994, Harken sold its initial common stock interest in E-Z Serve. The resulting realized gains from these sales as of December 31, 1992 totalled $2,451,000 and were deferred until 1993 when all remaining material contingencies and guarantees by Harken relating to its discontinued operations of E-Z Serve and Tejas were eliminated. The total net gain recognized during 1993 was $164,000.

         E-Z Serve Preferred Stock -- Harken holds 74,754 shares of E-Z Serve $6.00 Convertible Preferred Stock, Series C ("E-Z Serve Series C Preferred") at December 31, 1994, which it acquired at a cost of $100 per share. Such shares include the 12,830 additional shares of E-Z Serve Series C Preferred received in April 1993 as part of a restructuring by E-Z Serve. See below for further discussion. The E-Z Serve Series C Preferred is to pay a cumulative dividend of $6.00 per share per annum, payable semi-annually beginning October 1, 1991 as declared by the E-Z Serve Board of Directors, and payable in legally available cash or in additional shares of E-Z Serve Series C Preferred. Each share of E-Z Serve Series C Preferred is convertible at the option of either E-Z Serve or Harken into 52.63 common shares of E-Z Serve, such rate to be adjusted under certain conditions. The E-Z Serve Series C Preferred is subordinated to all E-Z Serve bank credit facilities. Harken recorded dividend income of $397,000, $466,000 and $424,000 during 1992, 1993 and 1994, respectively, related to the E-Z Serve Series C Preferred and has included such dividends in Other Income in the accompanying financial statements.

         During 1994, Harken converted a portion of its shares of E-Z Serve Series C Preferred into E-Z Serve common shares and has sold certain of its E-Z Serve common shares. See Note 4 -- Marketable Equity Securities for further discussion. During the fourth quarter of 1994, Harken also began reviewing the potential for a sale to other parties of some or all of its remaining investment in E-Z Serve Series C Preferred and related accrued dividends.
Based on the terms and consideration of these potential transactions, the current market price of E-Z Serve common shares, the conversion terms and limited marketability of the E-Z Serve Series C Preferred and the current overall capital structure of E-Z Serve, Harken has deemed that a decline in value that is other than temporary has occurred with respect to its investment in E-Z Serve Series C Preferred. Accordingly, Harken has reclassified its investment in E-Z Serve Series C Preferred and its related accrued dividends receivable from E-Z Serve to current assets at December 31, 1994, at a total estimated realizable value of $2,898,000. Such amount is reflected as Investment in Former Subsidiary Held for Resale in the accompanying consolidated balance sheet. In connection with this determination, Harken has included the decline in value of $5,831,000 in Provision for Asset Impairments in the accompanying consolidated financial statements.

         Tejas Preferred Stock -- On September 6, 1991, and effective May 3, 1991, Harken purchased 1,000 shares of Tejas Power Corporation Series B Preferred Stock, $.01 par value per share ("Tejas Preferred

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

Stock"), at a purchase price of $1,200,000. The purchase price was equal to certain expenses incurred by Harken on behalf of Tejas in connection with the Rights Offering and represents the redemption value of the Tejas Preferred Stock. Harken accepted these shares of Tejas Preferred Stock as full and complete payment for the above expenses as a result of Tejas agreeing to waive certain of the provisions under the terms of the Harken Series C Preferred held by Tejas and pledging all 186,760 shares of the Harken Series C Preferred to Harken.

         E-Z Serve Restructuring -- Harken held a 12% secured subordinated debenture from E-Z Serve for $3,136,000, which included $1,336,000 which was issued in exchange for 531,824 shares of Harken common stock and was reflected as a reduction to stockholders' equity in Harken's balance sheet. In April 1993, Harken agreed to enter into an exchange which E-Z Serve had proposed in connection with an overall E-Z Serve restructuring. Under this restructuring, which was consummated on April 21, 1993, E-Z Serve entered into various agreements with its existing bank, a new bank, its major stockholders as well as certain agreements with Harken. Under the exchange which was made between E-Z Serve and Harken, Harken has tendered and released to E-Z Serve the 12% secured subordinated debenture of $3,136,000 plus accrued interest receivable from E-Z Serve. Harken also waived certain antidilution provisions of the E-Z Serve Series C Preferred held by Harken and made a capital contribution to E-Z Serve for $366,000 in cash. In exchange for the above matters, Harken received from E-Z Serve a full and complete release of Harken's guarantee previously given to E-Z Serve's bank for up to $5,000,000 of a portion of E-Z Serve's bank debt. In addition, Harken received 12,830 additional shares of E-Z Serve's Series C Preferred Stock (see discussion above).

         As discussed above, Harken had previously deferred $2,451,000 of realized gain which had been generated during 1991 and 1992 from the sale of certain of its common stock interests in certain former subsidiaries, including E-Z Serve. During the second quarter of 1993, and upon release of Harken's guarantee of E-Z Serve's bank debt, such deferred gain was utilized to reduce the carrying value of investments in former subsidiaries and reflect the release of the 12% secured subordinated debenture in the Harken consolidated balance sheet.

(6) PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost. Gas plant and other property is depreciated on the straight-line method over their estimated useful lives ranging from three to fifteen years. Harken follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, development and production of oil and gas reserves. Under this method, all costs, including internal costs, directly related to acquisition, exploration and development activities are capitalizable as oil and gas property costs. Harken capitalized $602,000, $1,840,000 and $1,066,000 of internal costs, net of reimbursements from joint venture partners, directly related to these activities in 1992, 1993 and 1994 respectively. Such costs include office and personnel costs of Harken's international and domestic exploration field offices and does not include any corporate overhead. Harken also accrues costs of dismantlement, restoration and abandonment to the extent that such costs, in the aggregate, are anticipated to exceed the aggregate salvage value of equipment and facilities removed from producing wells and other facilities.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

         The capitalized costs of oil and gas properties, excluding unevaluated properties, are amortized using a company-wide unit of production method (equivalent physical units of 6 mcf of gas to each barrel of oil) based on estimated proved recoverable oil and gas reserves. Such amortization was $5.58 and $6.31 per equivalent barrel of oil produced during 1993 and 1994, respectively.

         The unevaluated property costs at December 31, 1993 and 1994 includes $796,000 and $1,512,000, respectively, related to Colombia (see Note 15 -- Commitments and Contingencies for a discussion of Colombian operations) and $7,208,000 and $5,934,000, respectively, related to domestic prospects. Amortization of unevaluated property costs will begin when the properties become proved or their values become impaired. Harken assesses realizability of unevaluated properties on at least an annual basis or when there has been an indication that an impairment in value may have occurred. Fair value of unevaluated prospects is determined based on management's intention with regard to future exploration and development of individually significant properties and the ability of Harken to obtain funds to finance such exploration and development. Under full cost accounting rules, for each cost center, capitalized costs, less accumulated amortization and related deferred income taxes, shall not exceed an amount ("the cost ceiling") equal to the sum of (a) the present value of future net revenues from estimated production of proved oil and gas reserves discounted at 10%, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved.

(7) INVESTMENT IN LIMITED PARTNERSHIP

         On December 17, 1992, Harken entered into a Purchase and Sale Agreement (the "Agreement") pursuant to which Harken sold its 12% general partner's interest in a limited partnership to an affiliate of a major stockholder which served as limited partner. The closing of the Agreement was completed on December 30, 1992. The transaction resulted in Harken recognizing a gain on sale of partnership investment of $1,449,000 in 1992.

         Pursuant to the Agreement, Harken was paid consideration in cash of $2,650,000 for the sale of this partnership interest and certain contract rights associated therewith, subject to certain reductions. As additional consideration for the transaction, an affiliate of the major stockholder agreed to indemnify Harken from any liability under the guarantee given by Harken to a bank with regard to the limited partnership's credit agreement with the bank. Subsequent to December 31, 1992, the affiliate of the major stockholder caused the bank to release Harken and its affiliates from any liability under this guarantee and loan.

         Under the terms of the Agreement, Harken continued to manage the oil and gas property interests of the limited partnership and to operate certain partnership properties. Harken was paid $50,000 per month to manage the partnership interest in such properties in addition to the fees it received for serving as operator of the properties pursuant to applicable joint operating agreements. During the second quarter of 1993, the partnership sold its interests in all oil and gas properties operated by Harken and Harken ceased to manage the partnership.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

(8) NOTES PAYABLE

         At December 31, 1993, Harken had included $1,000,000 in accrued liabilities related to a consulting payment due to a former Chuska stockholder. Under the terms of a prior agreement made by Chuska with the former Chuska stockholder, among other obligations previously satisfied, Chuska was to pay $1,000,000 to the former Chuska stockholder when aggregate net revenues (as defined in the agreement) reached $60,000,000. In October 1992, a lawsuit was filed against Chuska by the former Chuska stockholder. The lawsuit was generally based upon allegations that Chuska had reached the defined aggregate net revenue amount and that the $1,000,000 consulting payment was due and payable. In March 1994, this lawsuit was settled whereby Chuska and a subsidiary entered into an agreement to pay $500,000 to the former Chuska stockholder as the first of two installments relating to the consulting payment. Chuska executed a non-interest bearing note payable, guaranteed by Harken, for the remaining $500,000 consulting payment which was paid to the former Chuska stockholder on January 5, 1995. This obligation is included in Notes Payable in the accompanying December 31, 1994 consolidated balance sheet.

         Further, under the terms of this March 1994 agreement, Chuska purchased from the former Chuska stockholder his 3% working interest in the wells drilled by Chuska as well as all rights he held to participate in future wells drilled by Chuska on the Navajo Reservation, effective January 1, 1994. As consideration for such purchase, Chuska issued a 10% note payable in the amount of $400,000 which is due and payable to the former Chuska stockholder on or before January 3, 1996. This note is included in Notes Payable in the accompanying December 31, 1994 consolidated balance sheet. The balance is included as a current liability as Chuska is obligated under this agreement to pay 75% of the monthly net cash flow (as defined) from the acquired interest to an escrow account which will serve as collateral for the above notes payable until the notes are fully paid.

(9) REDEEMABLE PREFERRED STOCK

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

         The 186,760 shares of Series C Preferred held by Tejas represent the only Series C Preferred shares outstanding as of December 31, 1993 and 1994. During 1991, in connection with the issuance of 1,000 shares of Tejas preferred stock to Harken, Tejas agreed to waive certain of the provisions under the terms of the Harken Series C Preferred, including the payment of the 12% annual dividend.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

         The holder of 200,000 shares of Series C Preferred who did not elect to exchange its shares of Series C Preferred continued to hold its shares, until such shares were also exchanged under the original terms of the Series C Preferred in January 1992 for 333,400 shares of Harken common stock.

         During the third quarter of 1992, the 513,240 shares of Harken Series C Preferred held by E-Z Serve were exchanged for 2,200,000 newly issued shares of Harken common stock. In addition, E-Z Serve agreed to adjust the conversion ratio of its E-Z Serve Series C Preferred (see Note 5 -- Investments in Former Subsidiaries, "E-Z Serve Preferred Stock" for further discussion). As part of the above exchange transaction, Harken issued its approval of an E-Z Serve acquisition as required under the terms of a subordinated debenture by E-Z Serve to Harken.

(10) STOCKHOLDERS' EQUITY

         Common Stock -- Harken currently has authorized 100,000,000 shares of $.01 par common stock. At December 31, 1993 and 1994, Harken had issued 65,466,508 shares and 66,426,508 shares, respectively. Harken held 5,983,655 shares as treasury stock at a cost of $20,757,000 both December 31, 1993 and 1994.

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

         Acquisition of CHAP Interest -- In October 1994, Harken acquired an additional interest of approximately 20% in CHAP in exchange for, among other consideration, 960,000 shares of restricted Harken common stock.

         Per Share Data -- Per share data has been computed based on the weighted average number of common shares outstanding during each period. Per share data reflects net loss adjusted for accrued dividends on the Series C Preferred stock.

         Stock Options -- In conjunction with various stock option plans and grants, Harken has the following options outstanding at December 31, 1994 (not in thousands):

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

  YEAR OF                          NUMBER OF                                                        EXPIRATION
   GRANT                            SHARES         EXERCISABLE               OPTION PRICE              DATE
   -----                            ------         -----------               ------------              ----
     1984   . . . . . . . .          37,500           37,500                         $1.000               1994
     1985   . . . . . . . .         410,000          410,000                         $1.000               1995
     1986   . . . . . . . .          10,000           10,000                        $4.1875               1996
     1987   . . . . . . . .          26,667           26,667                         $3.75                1995
     1988   . . . . . . . .          84,000           84,000              $4.1875 to $5.625          1995-1998
     1990   . . . . . . . .         137,477          137,477                $4.00 to $5.000          1995-2000
     1991   . . . . . . . .          10,000           10,000                         $6.500               1996
     1993   . . . . . . . .         333,650          298,442              $1.1875 to $1.875          1996-2003
     1994   . . . . . . . .       1,776,775          535,942                $1.00 to $1.875          2000-2004

     At December 31, 1994, Harken had remaining options authorized and available to be granted of 1,475,000.

         Registration of Outstanding Shares -- Pursuant to the request of certain former CHAP partners, and in accordance with the terms of the above mentioned purchase by Harken of an additional interest in CHAP Harken filed a registration statement with the Securities and Exchange Commission covering 960,000 restricted shares of its currently outstanding common stock.

(11) INCOME TAXES

         At December 31, 1994, Harken had available for federal income tax reporting purposes, net operating loss (NOL) carryforward for regular tax purposes of approximately $58,000,000 which expires in 1997 through 2010, alternative minimum tax NOL carryforward of approximately $47,000,000 which expires in 1997 through 2010, investment tax credit carryforward of approximately $863,000 which expires in 1995 through 2002, contribution carryforward of approximately $57,000 which expires in 2000 through 2009, statutory depletion carryforward of approximately $1,150,000 which does not have an expiration date, jobs tax credit carryforward of approximately $118,000 which expires in 1994 through 1995 and a net capital loss carryforward of approximately $542,000 which expires in 2007. Approximately $14,000,000 of the net operating loss carryforward has been acquired with the purchase of subsidiaries and must be used to offset future income from profitable operations within those subsidiaries.

         During the first quarter of 1993, Harken adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This standard requires, among other things, recognition of future tax benefits and liabilities, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards. Deferred tax benefits are required to be recognized to the extent that realization of such benefits is more likely than not.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

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

         At December 31, 1994, total deferred tax liabilities increased to approximately $5,100,000 while total deferred tax assets decreased to approximately $20,640,000. The resulting decrease in net deferred tax assets was offset by a corresponding decrease in the valuation allowance to approximately $15,540,000 at December 31, 1994, resulting in no impact to Harken's results of operations.

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

(12) RELATED PARTY TRANSACTIONS

         Relationship with E-Z Serve -- At December 31, 1993, E-Z Serve owed Harken $870,000 primarily for preferred stock dividends. Such balance is included in Accounts Receivable from Related Parties in the accompanying consolidated balance sheet. At December 31, 1994, the accrued preferred stock dividends have been reclassified as Investment in Former Subsidiary Held for Resale. See Note 5 -- Investments in Former Subsidiaries for further discussion.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

         Other Transactions -- The Board of Directors approved the granting of loans from Harken to certain employees and directors under the Non-Qualified Plan and the Directors Option Agreement for the purpose of allowing such individuals to exercise their stock options immediately. The Board of Directors determined in making such grants that as a result of the restricted nature of the stock and the lack of any rights on the part of the optionee to cause such shares to be registered, an option price per share equal to 60% of the closing market price on the date of grant was the reasonable price for such shares of common stock which were immediately purchased. Each loan is evidenced by a promissory note which is due eight years from making and bears interest at 5% per annum. The shares of stock purchased pursuant to such notes were held by Harken as collateral until the respective notes were fully paid. During 1988, 1989, 1990 and 1991, certain officers and directors elected to purchase common stock under these terms. Harken had notes receivable of $3,989,000 and $2,846,000 as of December 31, 1991 and 1992, respectively, which are included in Stockholders' Equity.

         During the first and second quarter of 1993, Harken foreclosed on certain of these non-recourse notes receivable from certain former employees, officers and directors resulting in the addition of 381,925 shares of treasury stock, which had served as the sole collateral for these notes. In addition, during the third quarter of 1993, certain employees, officers and directors surrendered to Harken a total of 704,000 shares of common stock for the cancellation of certain of these non-recourse promissory notes given by such parties to Harken upon the purchase of such shares. In connection with such surrender, Harken issued new stock options to such parties which options had been determined to be equal in value to the shares surrendered. This resulted in the addition of 704,000 shares of treasury stock which had served as collateral for these notes. As a result of the above transactions, during the year ended December 31, 1993, Harken expensed a total of $551,000 of accrued interest related to these non-recourse notes receivable, and such expense has been included in Provision for Asset Impairments in the accompanying Statements of Operations.

         In September 1989, Harken's Board of Directors approved a loan to an officer in the amount of $520,000. The note bears interest at the Broker Loan Rate (5% at December 31, 1993 and 1994, respectively) plus 1/2% and is due October 2, 1999. The note is secured by vested options to purchase 266,790 shares of Harken's common stock at $1.00 per share. During 1994, an agreement was reached with the officer whereby the note, together with accrued interest, is scheduled to be forgiven equally over three installments dated April 1994, July 1995 and December 1996 with each installment of such forgiveness contingent upon the officer's continued employment through the date of each such installment. Such note is included in Notes Receivable from Related Parties in the accompanying financial statements.

         See Notes 2, 5, 7 and 10 -- Discontinued Operations, Investments in Former Subsidiaries, Investment in Limited Partnership and Stockholders' Equity for other related party transactions.

(13) OTHER INFORMATION

         Quarterly Data -- (Unaudited) -- The following tables summarize selected quarterly financial data for 1993 and 1994 expressed in thousands, except per share amounts. Such financial information has been

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES restated to present the operations of Harken's well servicing and contract drilling operations as discontinued operations. See Note 2 -- Discontinued Operations for further discussion.

                                                                    QUARTER ENDED
                                                                    -------------                     TOTAL
                                                   MARCH 31    JUNE 30   SEPTEMBER 30  DECEMBER 31    YEAR
                                                   --------    -------   ------------  -----------    ----
1993
 Revenues . . . . . . . . . . . . . . . . . .      $  1,543   $ 2,151    $   1,478    $   1,429      $  6,601
 Gross profit . . . . . . . . . . . . . . . .           682     1,257          759          447         3,145
 Income(loss) from continuing operations  . .            51      (227)        (577)      (1,044)       (1,797)
 Net loss . . . . . . . . . . . . . . . . . .          (184)     (312)        (632)      (4,366)       (5,494)
 Per common share
   Loss from continuing operations  . . . . .      $   0.00   $ (0.00)   $   (0.01)    $  (0.02)     $  (0.03)
   Net loss . . . . . . . . . . . . . . . . .         (0.00)    (0.01)       (0.01)       (0.07)        (0.09)

1994
Revenues  . . . . . . . . . . . . . . . . . .      $  1,163   $ 1,147    $   1,136    $   1,449      $  4,895
Gross profit  . . . . . . . . . . . . . . . .           648       587          591          795         2,621
Loss from continuing operations . . . . . . .          (430)     (395)        (604)      (6,782)       (8,211)
Net loss  . . . . . . . . . . . . . . . . . .          (296)     (637)        (717)      (6,784)       (8,434)
Per common share
   Loss from continuing operations  . . . . .      $  (0.01)  $ (0.01)   $   (0.01)   $   (0.11)     $  (0.14)
   Net loss . . . . . . . . . . . . . . . . .         (0.01)    (0.01)       (0.01)       (0.11)        (0.14)

         Significant Customers -- In 1992, management fees and prospect fees from the limited partnership represented 25% of consolidated revenues from continuing operations. There were two oil purchasers which represented 18% and 28% of consolidated revenues from continuing operations in 1993 and which represented 38% and 16% of consolidated revenues from continuing operations in 1994. Management does not feel that the loss of these purchasers would significantly impact the operations of Harken due to the availability of other potential purchasers for its oil production.

(14) OIL AND GAS DISCLOSURES

         Costs Incurred in Property Acquisition, Exploration and Development
Activities:

                                                                              1992        1993        1994
                                                                              ----        ----        ----
Costs incurred --
 Acquisition of properties
  Evaluated . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    123     $   8,293   $  1,582
  Unevaluated . . . . . . . . . . . . . . . . . . . . . . . . . . . .           640         7,029         --
 Exploration  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --           729        712
 Development  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --           519      1,428
                                                                           --------     ---------   --------
    Total costs incurred  . . . . . . . . . . . . . . . . . . . . . .      $    763     $  16,570   $  3,722
                                                                           ========     =========   ========

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

           Total costs incurred during 1993 includes approximately $796,000 related to Harken's Colombian operations. Total costs incurred during 1994 includes approximately $716,000 related to Harken's Colombian operations and approximately $114,000 related to Harken's Bahrain operations.

         Capitalized Costs Relating to Oil and Gas Producing Activities:

                                                                             1992         1993        1994
                                                                             ----         ----        ----
Capitalized costs --
 Unevaluated properties not being amortized . . . . . . . . . . . . .      $    975   $    8,004   $   7,446
 Evaluated properties being amortized . . . . . . . . . . . . . . . .           123        9,664      13,944
                                                                           --------   ----------   ---------
Total capitalized costs . . . . . . . . . . . . . . . . . . . . . . .         1,098       17,668      21,390
Less accumulated depreciation and amortization  . . . . . . . . . . .            --       (1,433)     (2,877)
                                                                           --------   -----------  ----------
 Net capitalized costs  . . . . . . . . . . . . . . . . . . . . . . .      $  1,098   $   16,235   $  18,513
                                                                           ========   ==========   =========

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


                                                                                     (UNAUDITED)
                                                                                     -----------
                                                                             1992        1993        1994
                                                                             ----        ----        ----
    Crude Oil and Condensate (Barrels):                                             (IN THOUSANDS)
Proved reserves -- beginning of year  . . . . . . . . . . . . . . . .             0           0     1,035
 Extensions and discoveries . . . . . . . . . . . . . . . . . . . . .            --           1        --
 Revisions of previous estimates  . . . . . . . . . . . . . . . . . .            --          --       186
 Production . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --        (185)     (158)
 Purchases of reserves-in-place . . . . . . . . . . . . . . . . . . .            --       1,219       458
                                                                           --------     -------    ------
Proved reserves -- end of year  . . . . . . . . . . . . . . . . . . .             0       1,035     1,521
                                                                           ========     =======    ======

Proved developed reserves --
 Beginning of year  . . . . . . . . . . . . . . . . . . . . . . . . .             0           0       624
                                                                           ========     =======    ======
 End of year  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             0         624       915
                                                                           ========     =======    ======

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

                                                                                     (UNAUDITED)
                                                                                     -----------
                                                                             1992        1993        1994
                                                                             ----        ----        ----
                                                                                    (IN THOUSANDS)
    Natural Gas (Mcf):

Proved reserves -- beginning of year  . . . . . . . . . . . . . . . .             0           0     4,970
 Extensions and discoveries . . . . . . . . . . . . . . . . . . . . .            --         683        --
 Revisions of previous estimates  . . . . . . . . . . . . . . . . . .            --          --       476
 Production . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --        (429)     (426)
 Purchases of reserves-in-place . . . . . . . . . . . . . . . . . . .            --       4,716     2,128
                                                                           --------     -------    ------
Proved reserves -- end of year  . . . . . . . . . . . . . . . . . . .             0       4,970     7,148
                                                                           ========     =======    ======

Proved developed reserves --
 Beginning of year  . . . . . . . . . . . . . . . . . . . . . . . . .             0           0     1,624
                                                                           ========     =======    ======
 End of year  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             0       1,624     2,207
                                                                           ========     =======    ======


         Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

                                                                                           (UNAUDITED)
                                                                                           -----------
                                                                                        1993         1994
                                                                                        ----         ----
                                                                                          (IN THOUSANDS)
Future cash inflows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  25,328   $  37,612
 Production costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (8,674)    (13,045)
 Development costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,947)     (4,389)
                                                                                     ---------   ---------
Future net inflows before income tax  . . . . . . . . . . . . . . . . . . . . .         13,707      20,178
Future income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --          --
                                                                                     ---------   ---------
Future net cash flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,707      20,178
10% discount factor . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (5,477)     (8,466)
                                                                                     ---------   ---------
Standardized measure of discounted future net cash flows  . . . . . . . . . . .      $   8,230   $  11,712
                                                                                     =========   =========

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

         Changes In Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

                                                                                   (UNAUDITED)
                                                                                   -----------
                                                                           1992        1993         1994
                                                                           ----        ----         ----
                                                                                  (IN THOUSANDS)
Standardized measure -- beginning of year . . . . . . . . . . . . .      $      0     $     0    $  8,230
Increase (decrease)
 Sales, net of production costs . . . . . . . . . . . . . . . . . .            --      (2,726)     (2,398)
 Net change in prices, net of production costs  . . . . . . . . . .            --          --         364
 Change in future development costs . . . . . . . . . . . . . . . .            --          --        (208)
 Revisions of quantity estimates  . . . . . . . . . . . . . . . . .            --          --       1,450
 Accretion of discount  . . . . . . . . . . . . . . . . . . . . . .            --          --         823
 Changes in production rates, timing and other  . . . . . . . . . .            --          --        (150)
 Extensions and discoveries, net of future costs  . . . . . . . . .            --         875          --
 Purchases of reserves-in-place . . . . . . . . . . . . . . . . . .            --      10,081       3,601
                                                                         --------     -------    --------
Standardized measure -- end of year . . . . . . . . . . . . . . . .      $      0     $ 8,230    $ 11,712
                                                                         ========     =======    ========


(15) COMMITMENTS AND CONTINGENCIES

         Colombian Operations-Alcaravan Contract -- During the third quarter of 1992, Harken, through a subsidiary, Harken de Colombia, Ltd., was awarded the exclusive right to explore for, develop and produce oil and gas throughout approximately 350,000 acres within the Alcaravan area ("Alcaravan") of Colombia. Alcaravan is located in Colombia's Llanos Basin and is located approximately 140 miles east of Santafe de Bogota. Harken and Ecopetrol have entered into an Association Contract ("Alcaravan Contract") which requires Harken to conduct a seismic and exploratory drilling program in the Alcaravan area ("work program") over the initial six years. At the end of each of the six years in the work program, Harken has the option to withdraw from the Alcaravan Contract or to commit to the next year's work requirements. If Harken makes a commercial discovery of oil and/or gas which is approved by Ecopetrol, the standard terms of the Alcaravan Contract will apply. Such terms provide for Ecopetrol to reimburse Harken for 50% of its successful well costs expended up to the point of commercial discovery and to receive a 20% royalty interest and for both Ecopetrol and Harken to each have a 50% working interest. The term of the Alcaravan Contract will extend twenty-two years from the date of any commercial discovery of oil and/or gas. Harken reprocessed in excess of 200 kilometers of seismic data on the Alcaravan area and completed the acquisition of 52 kilometers of new seismic data over prospective areas in mid-February 1994. Harken also plans to acquire approximately 26 kilometers of additional seismic data on the Alcaravan Contract area in February 1995.

         In September 1994, Harken announced that Huffco Group, Inc. ("Huffco") of Houston, Texas joined Harken in the drilling of its first exploratory well under the Alcaravan Contract. Under the terms of this joint

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES venture agreement, which was approved by Ecopetrol, Harken serves as operator and retains a 50% interest in the well. The well, the Alcaravan #1, was spudded in early February 1995 and will be drilled to a projected depth of 10,500 feet to test for commercial quantities of oil in the oil prone zones prevalent in the Llanos Basin; the Carbonera, Mirador, Guadalupe and the basal Cretaceous formations.

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

         During the first year of the Bocachico Contract, Harken is conducting seismic activities on the land covered by this contract including reprocessing of at least 250 kilometers of existing seismic data and the acquisition of at least 35 kilometers of new seismic data. During each of the 2nd through the 6th contract years Harken may elect to continue the contract by committing to the drilling of at least one well during each contract year. During this initial six year term, called the Exploration Period under the Bocachico Contract, if Harken has discovered the existence of commercial production in the Bocachico Contract area, the Bocachico Contract will be further extended for a period of 22 years from the date of any commercial discovery of oil and/or gas. If Harken makes a commercial discovery of oil and/or gas which is approved by Ecopetrol, the standard terms of the Bocachico Contract will apply. Such terms provide for Ecopetrol to reimburse Harken for 50% of its successful well costs expended up to the point of commercial discovery and to receive a 20% royalty interest and for both Ecopetrol and Harken to each have a 50% working interest.

         In addition to reprocessing and acquiring seismic data during the first contract year of the Bocachico Contract, Harken has evaluated seismic data and has completed an engineering feasibility study to evaluate the potential for recovering existing oil reserves in the Rio Negro area, which is located in the northern portion of the Bocachico Contract area. Three wells were drilled, produced and subsequently abandoned by another contractor approximately 30 years ago in this area. These wells have provided information and data including production rates, well logs and pressure tests. This well data has been utilized by Harken in such studies to evaluate the feasibility of applying modern production and recovery techniques in this area. Harken will also acquire a minimum of 35 kilometers of seismic data on the Bocachico Contract area in early 1995.

         On January 19, 1995, after completing the engineering feasibility study, Harken notified Ecopetrol of Harken's commitment to drill a well under the Bocachico Contract, and thereby extended the contract into its second year. Harken currently anticipates that a well site will be selected and drilling will commence by mid-1995.

         Playero Contract -- In December 1994, Harken announced that Harken de Colombia, Ltd. had signed its third Association Contract ("Playero Contract") with Ecopetrol, covering the Playero contract area. Under the Playero Contract, Harken has acquired the exclusive rights to conduct exploration activities and drilling on this area, which covers approximately 10,000 acres in the Llanos Basin of Colombia, contiguous to Harken's Alcaravan Contract area.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

         During the first year of the Playero Contract, Harken will acquire at least 12 kilometers of new seismic data in the Playero Contract area. During each of the 2nd through the 6th contract years, Harken may elect to continue the contract by committing to the drilling of at least one well during each contract year. During this initial six year term, called the Exploration Period under the Playero Contract, if Harken has discovered the existence of commercial production in the Playero Contract area, the Playero Contract will be further extended for a period of 22 years from the date of termination of the Exploration Period with a total term not to exceed 28 years. If Harken makes a commercial discovery of oil and/or gas which is approved by Ecopetrol, the standard terms of the Playero Contract will apply. The Playero Contract was granted by Ecopetrol under a new form of Association Contract which has modified various standard terms from the previous form of Association Contract which was used on the Alcaravan and Bocachico Contracts. Such terms provide for Ecopetrol to reimburse Harken for 50% of its successful well costs expended up to the point of a commercial discovery and to receive a 20% royalty interest. Although both Ecopetrol and Harken each would have a 50% working interest, production net of royalty would be allocated 50% to each party until accumulated production from the Playero Contract area reaches a cumulative total of 60 million barrels of oil. After that cumulative production level is achieved, production net of royalty is allocated at rates to Harken from 50% to 25% based upon the relative profitability of the project with Ecopetrol receiving the remaining complementary 50% to 75% of such additional production.

         Bahrain Operations -- In January 1990, Harken, through its wholly-owned subsidiary, Harken Bahrain Oil Company ("HBOC"), entered into a production sharing agreement with the Bahrain National Oil Company ("BANOCO"), which gave it the exclusive right to explore for, develop and produce oil and gas throughout most of Bahrain's Arabian Gulf offshore territories. Subject to the discovery and development of oil and/or gas, the contract has a term of thirty-five years. Under the original terms of the agreement, as amended, Harken was to drill an exploratory well to test the Permian Khuff formation within 2 1/2 years and drill a total of four wells by 1995 to earn all of its acreage rights.

         In July 1990, Harken entered into a joint venture arrangement with a joint venture partner, Bass Enterprises Production Company ("BEPCO"), in which BEPCO committed to provide the funding for the first well and at least two subsequent wells. On April 8, 1993, HBOC and BEPCO entered into an agreement whereby BEPCO was released and discharged from any future drilling obligations related to HBOC's production sharing agreement, and the joint venture agreement between HBOC and BEPCO was terminated. As part of this agreement, BEPCO paid to HBOC approximately $2,000,000 plus other consideration, which represented the negotiated amount for BEPCO's remaining obligation for future costs to be incurred in Bahrain. This settlement amount was recorded as deferred revenue by Harken and is reduced by ongoing investment expenditures related to Bahrain.

         The initial exploratory well under the production sharing agreement was drilled on the Jarim Reef, which began drilling November 1991. In March 1992, after drilling was completed, HBOC announced that the Jarim No. 2 well was not productive of either oil or gas and was abandoned. On December 28, 1992, Harken commenced the drilling of its second exploratory well, the Muharraq No. 1, in Bahrain. In February 1993, Harken announced that the Muharraq No. 1 well had no shows of oil or gas and was plugged and abandoned. Further, under the terms of the production sharing agreement, HBOC allowed its exploration and drilling rights on approximately 10% of the acreage covered by the production sharing agreement to

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES expire, effective February 13, 1993. HBOC allowed an additional portion of the acreage covered by the production sharing agreement to expire effective August 29, 1993.

         In May 1994, Harken announced a new seismic reprocessing program covering 500 kilometers of seismic lines in the vicinity of the Jarim Reef. At present Harken holds approximately 500,000 acres under its production sharing agreement. Unless commercial production is found or an extension to the production sharing agreement is obtained, this acreage expires in July 1995.
In January 1995, Harken completed its reprocessing of approximately 500 kilometers of seismic data and has reviewed the results of that work with BANOCO. Unless Harken obtains a joint venture partner, Harken will not proceed to either acquire additional seismic data or drill another well. If a joint venturer is located, it will be necessary to obtain an extension of one year or more from July 1995 to complete work necessary with a joint venturer.

         Other -- Harken leases its corporate and certain other office space and certain field operating offices. Total office and operating lease expense during 1992, 1993 and 1994 was $680,000, $707,000 and $510,000, respectively.
Future minimum rental payments required under all leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1994, net of sublease arrangements, are as follows:


            YEAR                                                                              AMOUNT
            ----                                                                              ------
            1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    403,000
            1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           315,000
            1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           260,000
            1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           202,000
            1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           200,000
            Thereafter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4,000
                                                                                         ------------
              Total minimum payments required   . . . . . . . . . . . . . . . . . .      $  1,384,000
                                                                                         ============


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

         Harken has accrued approximately $1,260,000 at December 31, 1994 relating to other operational or regulatory liabilities related primarily to Chuska's operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including the guarantee of certain lease obligations, which in management's opinion, will not result in significant loss exposure to Harken.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Reference is made to the material under the captions "Directors of Harken" and "Executive Officers of Harken" in the Registrant's definitive Proxy Statement to be filed on or before April 30, 1995 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in June 1995, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Reference is made to the material under the captions "Executive Officers of Harken (Executive Compensation)" in the Registrant's definitive Proxy Statement to be filed on or before April 30, 1995 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in June 1995, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         Reference is made to the material under the captions "Principal Holders of Securities" in the Registrant's definitive Proxy Statement to be filed on or before April 30, 1995 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in June 1995, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the material under the captions "Certain Transactions" in the Registrant's definitive Proxy Statement to be filed on or before April 30, 1995 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in June 1995, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. Exhibits

         10-21     -- None
         22        -- Subsidiaries of Harken
         23-24     -- None
         25        -- Powers of Attorney
         26        -- None
         27        -- EDGAR Financial Data Schedules
         28-29     -- None

B. Financial Statements and Schedules

         (1) Included in PART II of this report:

                                                                                                    PAGE
                                                                                                    ----
      Harken Energy Corporation and Subsidiaries
      -- Report of Independent Public Accountants   . . . . . . . . . . . . . . . . . . . . . .      26
      -- Selected Financial Information and Other Data for the five years ended
           December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15
      -- Consolidated Balance Sheets -- December 31, 1993 and 1994  . . . . . . . . . . . . . .      27
      -- Consolidated Statements of Operations for the three years ended
           December 31, 1994    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      28
      -- Consolidated Statements of Stockholders' Equity for the three years ended
           December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      29
      -- Consolidated Statements of Cash Flows for the three years ended
           December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      30
      -- Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . .      31

      (2) The information required by Schedules IV and VIII is provided in the related financial statements or in a note, thereto.

      (3) The information required by Schedules III, VII, X, and XI through XXVIII is not applicable to the Company.

C. Reports on Form 8-K

      On November 4, 1994, a report on Form 8-K was filed regarding the acquisition of additional interest in CHAP Venture.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the capacities indicated.

Dated: February 14, 1995
                                                  /s/  BRUCE N. HUFF
                                        -----------------------------------------
                                                 HARKEN ENERGY CORPORATION

                                          By:                *
                                             ------------------------------------
                                         Mikel D. Faulkner, Chairman of the Board
                                        of Directors, Principal Executive Officer

                                                           *
                                        -----------------------------------------
                                        Richard H. Schroeder, Director, President
                                               and Chief Operating Officer

                                                           *
                                        -----------------------------------------
                                           Bruce N. Huff, Senior Vice President
                                          Chief Financial Officer and Principal
                                                    Accounting Officer


                                                           *
                                        -----------------------------------------
                                                Talat M. Othman, Director


                                        -----------------------------------------
                                              Michael R. Eisenson, Director

                                                           *
                                        -----------------------------------------
                                             Michael M. Ameen, Jr., Director

                                                           *
                                        -----------------------------------------
                                               Donald W. Raymond, Director

                                                           *
                                        -----------------------------------------
                                             E. C. Kettenbrink, Jr., Director




      Bruce N. Huff, by signing his name hereto, does hereby sign this Form 10-K, Annual Report for the fiscal year ended December 31, 1994, on behalf of Harken Energy Corporation and each of the above-named officers and directors of such Company, pursuant to powers of attorney, executed on behalf of the Company and each such officer and director.

*By: /s/  BRUCE N. HUFF
     ----------------------
          Bruce N. Huff,
         Attorney-in-fact