Form 10-Q
period 1995-03-31
HARKEN ENERGY CORP
filed 1995-05-10
CIK 313478

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

       [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-9207

                           HARKEN ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                        95-2841597
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                         Identification No.)

  5605 N. MACARTHUR BLVD., SUITE 400                              75038
            IRVING, TEXAS                                       (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code  (214) 753-6900

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

      The number of shares of Common Stock, par value $0.01 per share, outstanding as of May 1, 1995 was 61,642,853 net of 5,983,655 Treasury Shares.

================================================================================

                           HARKEN ENERGY CORPORATION
                           INDEX TO QUARTERLY REPORT
                            MARCH 31, 1994 AND 1995





                                                                                                        PAGE
                                                                                                        ----
PART I. FINANCIAL INFORMATION

    Item 1.        Condensed Financial Statements

                   Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . .         4

                   Consolidated Statements of Operations  . . . . . . . . . . . . . . . . . . . .         5

                   Consolidated Statements of Stockholders' Equity  . . . . . . . . . . . . . . .         6

                   Consolidated Statements of Cash Flow   . . . . . . . . . . . . . . . . . . . .         7

                   Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . .         8


    Item 2.        Management's Discussion and Analysis of Financial Condition
                   and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .        16


PART II.     OTHER INFORMATION

                   Notes Concerning Other Information   . . . . . . . . . . . . . . . . . . . . .        21

SIGNATURES            . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22

                         PART I - FINANCIAL INFORMATION

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)



                                                                       DECEMBER 31,            MARCH 31,
                                                                           1994                  1995
                                                                    -----------------     -----------------
     ASSETS
     ------

Current Assets:
  Cash and temporary investments  . . . . . . . . . . . . . . .    $      2,828,000       $      5,192,000
  Accounts receivable, net  . . . . . . . . . . . . . . . . . .             543,000                373,000
  Investment in former subsidiary held for resale   . . . . . .           2,898,000                     --
  Prepaid expenses and other current assets   . . . . . . . . .             571,000              1,037,000
                                                                   ----------------       ----------------

        Total Current Assets  . . . . . . . . . . . . . . . . .           6,840,000              6,602,000

Property and Equipment, net . . . . . . . . . . . . . . . . . .          20,177,000             21,019,000

Investments in Former Subsidiaries  . . . . . . . . . . . . . .           1,219,000              1,219,000

Notes Receivable from Related Parties, including interest . . .             474,000                474,000

Other Assets, net . . . . . . . . . . . . . . . . . . . . . . .             250,000                318,000
                                                                   ----------------       ----------------
                                                                   $     28,960,000       $     29,632,000
                                                                   ================       ================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current Liabilities:
  Trade  payables   . . . . . . . . . . . . . . . . . . . . . .    $        492,000       $      1,070,000
  Accrued liabilities and other   . . . . . . . . . . . . . . .           2,464,000              2,031,000
  Notes payable   . . . . . . . . . . . . . . . . . . . . . . .             900,000                400,000
  Revenues and royalties payable  . . . . . . . . . . . . . . .           1,277,000              1,482,000
                                                                   ----------------       ----------------

        Total Current Liabilities   . . . . . . . . . . . . . .           5,133,000              4,983,000

Commitments and Contingencies (Note 11)

Redeemable Preferred Stock  . . . . . . . . . . . . . . . . . .           1,868,000              1,868,000

Stockholders' Equity:
  Common stock, $0.01 par value; authorized
     100,000,000 shares; issued 66,426,508 and
     67,026,508 shares, respectively  . . . . . . . . . . . . .             664,000                670,000
  Additional paid-in capital  . . . . . . . . . . . . . . . . .         132,572,000            133,223,000
  Retained deficit  . . . . . . . . . . . . . . . . . . . . . .         (90,520,000)           (90,355,000)
  Treasury stock, 5,983,655 shares held   . . . . . . . . . . .         (20,757,000)           (20,757,000)
                                                                   ----------------       -----------------
        Total Stockholders' Equity  . . . . . . . . . . . . . .          21,959,000             22,781,000
                                                                   ----------------       ----------------
                                                                   $     28,960,000       $     29,632,000
                                                                   ================       ================


          The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                      ---------------------------------------
                                                                            1994                   1995
                                                                      ----------------       ----------------

Revenues:
   Oil and gas operations   . . . . . . . . . . . . . . . . . .       $     1,009,000         $    1,173,000
   Interest income  . . . . . . . . . . . . . . . . . . . . . .                23,000                 35,000
   Other income   . . . . . . . . . . . . . . . . . . . . . . .               131,000                391,000
                                                                      ---------------         --------------
                                                                            1,163,000              1,599,000
                                                                      ---------------         --------------
Costs and Expenses:
   Oil and gas operating expenses   . . . . . . . . . . . . . .               361,000                422,000
   General and administrative expenses, net   . . . . . . . . .               689,000                774,000
   Depreciation and amortization  . . . . . . . . . . . . . . .               504,000                531,000
   Interest expense and other   . . . . . . . . . . . . . . . .                39,000                 11,000
                                                                      ---------------         --------------
                                                                            1,593,000              1,738,000
                                                                      ---------------         --------------

    Income (loss) from continuing operations before
      income taxes  . . . . . . . . . . . . . . . . . . . . . .              (430,000)              (139,000)

Income tax expense  . . . . . . . . . . . . . . . . . . . . . .                    --                     --
                                                                      ---------------         --------------

    Income (loss) from continuing operations  . . . . . . . . .              (430,000)              (139,000)

Discontinued Operations (Note 7):
   Loss from operations of discontinued well servicing
    and contract drilling segment   . . . . . . . . . . . . . .              (138,000)                    --
   Gain on sale of contract drilling rigs   . . . . . . . . . .               272,000                     --
                                                                      ---------------         --------------
                                                                              134,000                     --
                                                                      ---------------         --------------

    Net loss  . . . . . . . . . . . . . . . . . . . . . . . . .       $      (296,000)        $     (139,000)
                                                                      ===============         ==============


Income (loss) per common share:
   Continuing operations  . . . . . . . . . . . . . . . . . . .       $         (0.01)        $        (0.00)
   Discontinued operations  . . . . . . . . . . . . . . . . . .                  0.00                     --
                                                                      ---------------         --------------
    Net loss  . . . . . . . . . . . . . . . . . . . . . . . . .       $         (0.01)        $        (0.00)
                                                                      ===============         ==============

Weighted average shares outstanding . . . . . . . . . . . . . .            59,482,853             60,642,853
                                                                      ===============         ==============





          The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (unaudited)




                                                                ADDITIONAL
                                                   COMMON         PAID-IN            RETAINED            TREASURY
                                                   STOCK          CAPITAL            DEFICIT               STOCK
                                              --------------- ---------------    ----------------     ----------------

Balance, December 31, 1993  . . . . .        $     654,000    $   131,052,000    $   (81,986,000)     $   (20,757,000)
 Issuance of common stock, net  . . .               10,000          1,520,000                 --                  --
 Adjustment for unrealized gains (losses)
  on available-for-sale securities  .                   --                  -           (100,000)                  --
 Net loss . . . . . . . . . . . . . .                   --                 --         (8,434,000)                  --
                                             -------------    ---------------    ----------------     ---------------
Balance, December 31, 1994  . . . . .              664,000        132,572,000        (90,520,000)(A)      (20,757,000)
 Issuance of common stock, net  . . .                6,000            651,000                 --                   --
 Adjustment for unrealized gains (losses)
  on available-for-sale securities  .                   --                 --            304,000                   --
 Net loss . . . . . . . . . . . . . .                   --                 --           (139,000)                  --
                                             -------------    ---------------    ---------------      ---------------
Balance, March 31, 1995 . . . . . . .        $     670,000    $   133,223,000    $   (90,355,000)(A)  $   (20,757,000)
                                             =============    ===============    ================     ===============

_______________

(A) Includes, as a component of Retained Deficit, net unrealized gains (losses) on available-for-sale securities of ($100,000) and $204,000 as of December 31, 1994 and March 31, 1995, respectively.





          The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                    ------------------------------

                                                                                        1994             1995
                                                                                    ------------     ------------

Cash flows from operating activities:
   Net loss from continuing operations  . . . . . . . . . . . . . . . . . . .      $    (430,000)   $    (139,000)
     Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .            504,000          531,000
      Dividend income on investments in former subsidiaries   . . . . . . . .           (120,000)              --
      Forgiveness of related party note receivable  . . . . . . . . . . . . .            232,000               --
      Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . .              6,000               --
      (Gain) loss on sales of assets and other  . . . . . . . . . . . . . . .             (9,000)        (195,000)


   Income (loss) from discontinued operations   . . . . . . . . . . . . . . .            134,000               --
      Adjustment to reconcile income (loss) to net cash used in operating activities:
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .             89,000               --
       Gain on sales of assets  . . . . . . . . . . . . . . . . . . . . . . .           (272,000)              --


   Change in assets and liabilities:
     Decrease in accounts receivable  . . . . . . . . . . . . . . . . . . . .             44,000          170,000
     Increase (decrease) in trade payables and other  . . . . . . . . . . . .           (992,000)          20,000
                                                                                   --------------   -------------
      Net cash provided by (used in) operating activities   . . . . . . . . .           (814,000)         387,000
                                                                                   --------------   -------------

Cash flows from investing activities:
   Proceeds from sales of assets  . . . . . . . . . . . . . . . . . . . . . .          1,067,000        2,744,000
   Capital expenditures   . . . . . . . . . . . . . . . . . . . . . . . . . .           (776,000)      (1,424,000)
                                                                                   --------------   --------------
      Net cash provided by investing activities   . . . . . . . . . . . . . .            291,000        1,320,000
                                                                                   -------------    -------------

Cash flows from financing activities:
   Proceeds from issuances of common stock  . . . . . . . . . . . . . . . . .                 --          657,000
                                                                                   -------------    -------------
      Net cash provided by financing activities   . . . . . . . . . . . . . .                 --          657,000
                                                                                   -------------    -------------

Net increase (decrease) in cash and temporary investments . . . . . . . . . .           (523,000)       2,364,000
Cash and temporary investments at beginning of period . . . . . . . . . . . .          3,299,000        2,828,000
                                                                                   -------------    -------------
Cash and temporary investments at end of period . . . . . . . . . . . . . . .      $   2,776,000    $   5,192,000
                                                                                   =============    =============

Supplemental disclosures of cash flow information:
   Cash paid during the quarter for:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      39,000    $      11,000
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 --               --

   Significant non-cash transactions:
    Increase from acquisition activity
     Property and equipment   . . . . . . . . . . . . . . . . . . . . . . . .      $     400,000    $          --
     Current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .           (400,000)              --


          The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1994 AND 1995
                                  (unaudited)




(1)     MANAGEMENT'S REPRESENTATIONS

        In the opinion of Harken Energy Corporation ("Harken"), the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 1994 and March 31, 1995 and the results of its operations and changes in its cash flows for all periods presented as of March 31, 1994 and 1995. These adjustments represent normal recurring items. Certain prior year amounts have been reclassified to conform with the 1995 presentations.

        The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations, although Harken believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Harken's Form 10-K for the year ended December 31, 1994.

        The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

(2)     ACQUISITIONS

        In October 1994, Harken acquired additional joint venture interests in the CHAP Joint Venture ("CHAP") which was formed for the exploration and production of oil and gas on the Navajo Indian Reservation ("the Reservation"). This acquisition resulted in Harken increasing its ownership in the Reservation reserves, exploration acreage, development drilling locations and the Aneth Gas Plant. The acquisition of the sellers' interest raised Harken's total interest in CHAP from 50% to approximately 70% and increased Harken's share of daily production by approximately 40% over its previous interest. As consideration for this acquisition, Harken issued a total of 960,000 shares of restricted Harken common stock to the sellers, assumed certain liabilities of the sellers relating to the properties, and the sellers in turn retained responsibility for certain contingent operational and environmental liabilities related to the interests as well as retaining certain distributions made by CHAP prior to the actual date of closing. The acquisition of the additional interest in CHAP has been accounted for under the purchase method of accounting.

        In November 1994, Harken announced the signing of a Merger Agreement with Search Exploration Company ("Search"). Search is primarily engaged in the domestic exploration for, and development and production of oil and gas reserves. Pursuant to the Merger Agreement, upon the consummation of the Merger, (a) each outstanding share of Search common stock will be converted into the right to receive that number of shares of Harken common stock determined by dividing $0.8099 by the average of the closing sales price of a share of Harken common stock on the American Stock Exchange over the 30 days immediately preceding the date that is five trading days prior to the consummation of the merger, subject to certain restrictions ("the Average Trading Price"); (b) each outstanding share of Search Series 1993 Redeemable Preferred Stock will be converted into the right to receive that number of shares of Harken common stock determined by dividing $1.00 by the Average Trading Price and (c) certain promissory notes to be issued by Search will, by their terms, be converted into the right to receive that number of shares of Harken common stock determined by dividing the principal amount of each note by the Average Trading Price. In addition, the holders of Search common stock, certain notes and overriding royalty interests in certain properties of Search will receive a non-transferable right to receive additional shares in the future, if any, of Harken common stock or, under certain circumstances, cash, based upon the increase that may subsequently be realized in the value of a group of undeveloped leases and properties of Search. Under the terms of the Merger Agreement, certain contingencies must be satisfied by Search prior to closing, unless waived by Harken. The Registration Statement covering the shares of Harken common stock to be issued pursuant to the merger with Search was approved by the Securities and Exchange Commission in April 1995, and Search has scheduled a meeting of its stockholders on May 22, 1995 to vote on the potential merger. Upon closing, the merger with Search would be accounted for under the purchase method of accounting.

        As of December 31, 1994, Search had proved reserves of approximately 19,000 barrels of oil and 1,298,000 mcf of gas with a net present value of approximately $1,513,000 and had gross revenue interests in 42 productive wells, none of which were operated by Search.


(3)     INVESTMENTS IN FORMER SUBSIDIARIES

        E-Z Serve Preferred Stock -- Prior to March 1995, Harken held 79,754 shares of E-Z Serve $6.00 Convertible Preferred Stock, Series C ("E-Z Serve Series C Preferred") which it acquired at a cost of $100 per share. The E-Z Serve Series C Preferred was to pay a cumulative dividend of $6.00 per share per annum, payable semi-annually as declared by the E-Z Serve Board of Directors, and payable in legally available cash or in additional shares of E-Z Serve Series C Preferred. Each share of E-Z Serve Series C Preferred was convertible at the option of either E-Z Serve or Harken into 52.63 common shares of E-Z Serve, such rate to be adjusted under certain conditions. The E-Z Serve Series C Preferred was subordinated to all E-Z Serve bank credit facilities.

        During 1994, Harken converted a portion of its shares of E-Z Serve Series C Preferred into E-Z Serve common shares and sold certain of its E-Z Serve common shares. During the fourth quarter of 1994, Harken also began reviewing the potential for a sale to other parties of some or all of its remaining investment in E-Z Serve Series C Preferred and related accrued dividends. Based on the terms and consideration of these potential transactions, the current market price of E-Z Serve common shares, the conversion terms and limited marketability of the E-Z Serve Series C Preferred and the current overall capital structure of E-Z Serve, Harken deemed that a decline in value that was other than temporary had occurred with respect to its investment in E-Z Serve Series C Preferred. Accordingly, Harken reclassified its investment in E-Z Serve Series C Preferred and its related accrued dividends receivable from E-Z Serve to current assets at December 31, 1994, at a total estimated realizable value of $2,898,000. Such amount is reflected as Investment in Former Subsidiary Held for Resale in the accompanying consolidated balance sheet. In connection with this determination, Harken recorded a decline in value of $5,831,000 at December 31, 1994. In March 1995, Harken sold its investment in E-Z Serve Series C Preferred and its related accrued dividends receivable from E-Z Serve. Harken was paid consideration in cash of approximately $2,744,000, an amount approximately equal to Harken's recorded value.

        Harken recorded dividend income of $120,000 during the three months ended March 31, 1994 related to the E-Z Serve Series C Preferred and has included such dividends in Other Income in the accompanying financial statements. No dividend income was recorded during the three months ended March 31, 1995.

         Tejas Preferred Stock -- Harken holds 1,000 shares of Tejas Power Corporation Series B Preferred Stock, $.01 par value per share ("Tejas Preferred Stock"), which it acquired at a purchase price of $1,200,000. Harken accepted these shares of Tejas Preferred Stock as full and complete payment for certain expenses and as a result of Tejas agreeing to waive certain of the provisions under the terms of the Harken Series C Preferred held by Tejas and pledging all 186,760 shares of the Harken Series C Preferred to Harken.


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

         Harken carries an investment in the common stock of E-Z Serve, including shares of E-Z Serve common stock resulting from the conversion of certain shares of E-Z Serve Series C Preferred in June 1994 and January 1995. Harken's investment in E-Z Serve Series C Preferred is not accounted for pursuant to SFAS 115, as it is not a readily marketable security. Beginning in 1994 pursuant to SFAS 115, Harken classifies its investment in E-Z Serve common stock as available for sale. The following is a summary of Harken's marketable equity securities, which are included in Prepaid Expenses and Other Current Assets in the accompanying balance sheet:

                                                                 DECEMBER 31,         MARCH 31,
                 AVAILABLE-FOR-SALE                                   1994               1995
                 ------------------                            -----------------   ---------------
                 Cost                                          $      210,000      $     458,000
                 Gross Unrealized Gains                                    --            204,000
                 Gross Unrealized Losses                              100,000                 --
                 Estimated Fair Value                                 110,000            662,000

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                 --------------------------------
                 AVAILABLE-FOR-SALE                                    1994             1995
                 ------------------                              ---------------   --------------

                 Gross Realized Gains                          $       27,000      $      14,000
                 Gross Realized Losses                                     --                 --

         An unrealized holding gain (loss) on available-for-sale securities of ($100,000) and $204,000 was recognized at December 31, 1994 and March 31, 1995, respectively, and is included as a component of stockholders' equity. Such amount has been included in Retained Deficit in the accompanying consolidated financial statements.

(5)      PROPERTY AND EQUIPMENT

         A summary of property and equipment follows:

                                                                            DECEMBER 31,        MARCH 31,
                                                                                1994              1995
                                                                          ----------------    --------------
       Oil and gas properties --
            Evaluated . . . . . . . . . . . . . . . . . . . . . . . .      $   13,944,000     $  14,689,000
            Unevaluated . . . . . . . . . . . . . . . . . . . . . . .           7,446,000         8,062,000
       Gas plants and other property  . . . . . . . . . . . . . . . .           6,646,000         6,657,000
       Less accumulated depreciation
            and amortization  . . . . . . . . . . . . . . . . . . . .          (7,859,000)       (8,389,000)
                                                                           --------------     -------------
                                                                           $   20,177,000     $  21,019,000
                                                                           ==============     =============

(6)     NOTES PAYABLE

       In March 1994, a lawsuit was settled whereby a Harken subsidiary executed a non-interest bearing note payable for a $500,000 payment which was paid to the subsidiary's former stockholder on January 5, 1995. This obligation is included in Notes Payable in the accompanying December 31, 1994 balance sheet.

       Further, under the terms of this March 1994 agreement, the subsidiary purchased the former stockholder's 3% working interest in the wells drilled by Harken Southwest Corporation ("HSW"), a wholly-owned subsidiary, as well as all rights he held to participate in future wells drilled by HSW on the Navajo Reservation, effective January 1, 1994. As consideration for such purchase, the subsidiary issued a 10% note payable in the amount of $400,000 which is due and payable to the subsidiary's former stockholder on or before January 3, 1996. This note is included in Notes Payable in the accompanying balance sheets. The balance is included as a current liability as HSW is obligated under this agreement to pay 75% of the monthly net cash flow (as defined) from the acquired interest to an escrow account which will serve as collateral for the above notes payable until the notes are fully paid.

(7)    DISCONTINUED OPERATIONS

       In May 1994, Harken announced that it had discontinued its well servicing operations which it had conducted through Supreme Well Service Company ("Supreme"), a wholly-owned subsidiary. Harken has sold the equipment assets of Supreme and has utilized the proceeds toward developing Harken's exploration and production operations, both domestically and internationally. As a result of this decision, Harken has reflected the revenues and expenses of Harken's well servicing and contract drilling segment as discontinued operations in the accompanying financial statements. Such discontinued operations include revenues of $837,000 as of March 31, 1994. This revenue amount includes $272,000 of gain on the sale of Harken's contract drilling assets which occurred during the first quarter of 1994.

(8)    STOCKHOLDERS' EQUITY

       Common Stock - Harken currently has authorized 100,000,000 shares of $.01 par common stock. At December 31, 1994 and March 31, 1995, Harken had issued 66,426,508 and 67,026,508 shares, respectively and held 5,983,655 shares as treasury stock at a cost of $20,757,000.

       Acquisition of CHAP Interest -- In October 1994, Harken acquired an additional interest of approximately 20% in CHAP in exchange for, among other consideration, 960,000 shares of restricted Harken common stock.

       Registration of Outstanding Shares -- Pursuant to the request of certain former CHAP partners, and in accordance with the terms of the above mentioned purchase by Harken of an additional interest in CHAP, Harken filed a registration statement with the Securities and Exchange Commission covering 960,000 restricted shares of its currently outstanding common stock that was approved and made effective in April 1995.

(9)    PER SHARE DATA

       Per share data has been computed based on the weighted average number of common shares outstanding during each period.

(10)   INCOME TAXES

       At March 31, 1995, Harken had available for federal income tax reporting purposes, net operating loss (NOL) carryforward for regular tax purposes of approximately $58,000,000 which expires in 1997 through 2010, alternative minimum tax NOL carryforward of approximately $47,000,000 which expires in 1997 through 2010, investment tax credit carryforward of approximately $863,000 which expires in 1995 through 2002, contribution carryforward of approximately $57,000 which expires in 2000 through 2009, statutory depletion carryforward of approximately $1,150,000 which does not have an expiration date, jobs tax credit carryforward of approximately $118,000 which expires in 1995 and a net capital loss carryforward of approximately $542,000 which expires in 2007. Approximately $14,000,000 of the net operating loss carryforward has been acquired with the purchase of subsidiaries and must be used to offset future income from profitable operations within those subsidiaries.

       Total deferred tax liabilities and total deferred tax assets as of March 31, 1995, computed under the provisions of the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", were approximately $5,100,000 and $20,640,000, respectively. The total net deferred tax asset is offset by the valuation allowance of approximately $15,540,000 at March 31, 1995.

(11)   COMMITMENTS AND CONTINGENCIES

       Colombian Operations-Alcaravan Contract-During the third quarter of 1992, Harken, through a subsidiary, Harken de Colombia, Ltd., was awarded the exclusive right to explore for, develop and produce oil and gas throughout approximately 350,000 acres within the Alcaravan area ("Alcaravan") of Colombia. Alcaravan is located in Colombia's Llanos Basin and is located approximately 140 miles east of Santafe De Bogota. Harken and Empresa Colombiana de Petroleos ("Ecopetrol") have entered into an Association Contract ("Alcaravan Contract") which requires Harken to conduct a seismic and exploratory drilling program in the Alcaravan area ("work program") over the initial six (6) years. At the end of each of the six years in the work program, Harken has the option to withdraw from the Alcaravan Contract or to commit to the next year's work requirements, and Harken has committed to the second year of the work program under this contract. If Harken makes a commercial discovery of oil and/or gas which is approved by Ecopetrol, the standard terms of the Alcaravan Contract will apply. Such terms provide for Ecopetrol to reimburse Harken for 50% of its successful well costs expended up to the point of commercial discovery and to receive a 20% royalty interest and for both Ecopetrol and Harken to each have a 50% working interest. The term of the Alcaravan Contract will extend twenty-two years from the date of any commercial discovery of oil and/or gas. Harken reprocessed in excess of 200 kilometers of seismic on the Alcaravan area and completed the acquisition of 52 kilometers of new seismic data over prospective areas in mid-February 1994.

       In September 1994, Harken announced that Huffco Group, Inc. ("Huffco") of Houston, Texas joined Harken in the drilling of its first exploratory well under the Alcaravan Contract. Under the terms of this joint venture agreement, which was approved by Ecopetrol, Harken serves as operator and retained a 50% interest in the well. The well, the Alcaravan #1, was spudded in early February 1995 and was drilled to a projected depth of 10,550 feet to test for commercial quantities of oil in the oil prone zones prevalent in the Llanos Basin; the Carbonera, Mirador, Guadalupe and the basal Cretaceous formations. In April 1995, Harken announced that the Alcaravan #1 well failed to produce commercial quantities of oil. In addition, Huffco elected to not participate in the further development of the Alcaravan acreage, therefore, Harken will seek a new partner for the continued development of the Alcaravan acreage.

       Bocachico Contract - In January 1994, Harken announced that Harken de Colombia, Ltd. had signed its second Association Contract ("Bocachico Contract") with Ecopetrol, covering the Bocachico contract area. Under the Bocachico Contract, Harken has acquired the exclusive rights to conduct exploration activities and drilling on this area, which covers approximately 192,000 acres in the Middle Magdalena Valley of Central Colombia.

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

       In addition to reprocessing and acquiring seismic data during the first contract year of the Bocachico Contract, Harken intends to also conduct engineering studies to evaluate the potential for recovering existing oil reserves in the Rio Negro area, which is located in the northern portion of the
Bocachico Contract area.   Three wells were drilled over 30 years ago in this
area by another contractor who produced and subsequently abandoned the wells. Well information and data, including production rates, well logs and pressure tests, has been utilized by Harken in its studies to evaluate the feasibility of applying modern production and recovery techniques in this area. Harken will also acquire a minimum of 35 kilometers of seismic data on the Bocachico Contract area in 1995.

       On January 19, 1995, after completing the engineering feasibility study, Harken notified Ecopetrol of Harken's commitment to drill a well under the Bocachico Contract, and thereby extended the contract into its second year. Harken currently anticipates that a well site will be selected and drilling will commence by mid-1995.

       Playero Contract - In December 1994, Harken announced that Harken de Colombia, Ltd. had signed its third Association Contract ("Playero Contract") with Ecopetrol, covering the Playero contract area. Under the Playero Contract, Harken has acquired the exclusive rights to conduct exploration activities and drilling on this area, which covers approximately 10,000 acres in the Llanos Basin of Colombia, contiguous to Harken's Alcaravan Contract area.

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

       Bahrain Operations - In May 1994, Harken announced a new seismic reprocessing program covering 500 kilometers of seismic lines in the vicinity of the Jarim Reef, pursuant to its production sharing agreement with the Bahrain National Oil Company ("BANOCO"). At present Harken holds approximately 500,000 acres under its production sharing agreement. Unless commercial production is found or an extension to the production sharing agreement is obtained, this acreage expires in July 1995. In January 1995, Harken completed its reprocessing of approximately 500 kilometers of seismic data and has reviewed the results of that work with BANOCO. Unless Harken obtains a joint venture partner, Harken will not proceed to either acquire additional seismic data or drill another well. If a joint venturer is located, it will be necessary to obtain an extension of one year or more from July 1995 to complete work necessary with a joint venturer.

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

       Harken has accrued approximately $991,000 at March 31, 1995 relating to other operational or regulatory liabilities. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including the guarantee of certain lease obligations, which in management's opinion, will not result in significant loss exposure to Harken.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS


       The following is management's discussion and analysis of certain significant factors which have affected Harken's earnings and balance sheet during the periods included in the accompanying consolidated financial statements. Consolidated results of operations were consistent with management's expectations for the three month period ended March 31, 1995.

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                            ---------------------------------
       EXPLORATION AND PRODUCTION                                                1994              1995
       --------------------------                                           --------------   ----------------
       OPERATIONS
       ----------
       REVENUES
       --------
            Oil sales revenues                                             $      557,000     $     792,000
                Oil volumes in barrels                                             40,000            44,000
                Oil price per barrel                                       $        13.93     $       18.00
            Gas sales revenues                                             $      231,000     $     196,000
                Gas volumes in mcf                                                 97,000           146,000
                Gas price per mcf                                          $         2.38     $        1.34
            Gas plant revenues                                             $      221,000     $     185,000

       OTHER REVENUES
       --------------

            Interest income                                                $       23,000     $      35,000
            Other income                                                   $      131,000     $     391,000

OVERVIEW

        In October 1994, Harken acquired additional joint venture interests in the CHAP Joint Venture ("CHAP") which was formed for the exploration and production of oil and gas. This acquisition resulted in Harken increasing its ownership in the Navajo Indian Reservation reserves, exploration acreage, development drilling locations and the Aneth Gas Plant. The acquisition of the sellers' interest raised Harken's total interest in CHAP from 50% to approximately 70% and increased Harken's share of daily production by approximately 40% over its previous interest. As consideration for this acquisition, Harken issued a total of 960,000 shares of restricted Harken common stock to the sellers, assumed certain liabilities of the sellers relating to the properties, and the sellers in turn retained responsibility for certain contingent operational and environmental liabilities related to the interests as well as retaining certain distributions made by CHAP prior to the actual date of closing. The acquisition of the additional interest in CHAP has been accounted for under the purchase method of accounting.

       Oil and gas revenues, primarily from HSW's operations, reflect the low price for oil experienced during the first quarter of 1994 compared to a stronger oil price during the first quarter of 1995, as well as the increased production volumes from the above acquired interest. Harken drilled two wells during the first quarter of 1995 and plans to drill six to ten wells later this year on acreage it holds in the Paradox Basin area, in an effort to offset the production declines typically experienced in the region and increase revenues and cash flow from its oil and gas operations. Gas revenues declined during the first quarter of 1995 compared to 1994, despite the increase in CHAP ownership, due to the sharp decrease in gas prices experienced during the first quarter of 1995. Gas plant revenues decreased compared to the prior period due to a reduction from the prior year in CHAP's ownership in the Aneth Gas Plant as calculated based on each owner's throughput volume.

       Other income increased during the first quarter of 1995 compared to the prior year due to an approximately 189,000 gain on the sale of Harken's investment in E-Z Serve Series C Preferred Stock during March 1995.

       In May 1994, Harken announced the discontinuance of its well servicing operations which it had conducted through Supreme Well Service Company ("Supreme"), a wholly-owned subsidiary. As a result of this decision, Harken has reflected the revenues and expenses of its well service and contract drilling segment as discontinued operations in the accompanying financial statements.

OTHER COSTS AND EXPENSES

       General and administrative expenses increased from $689,000 for the first quarter of 1994 to $774,000 for the first quarter of 1995, primarily as a result of owning an increased share of CHAP's administrative costs and due to the addition of an executive officer during the second quarter of 1994.

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


                        LIQUIDITY AND CAPITAL RESOURCES

       During the first quarter of 1995, cash and temporary investments increased by $2,364,000 primarily from $2,744,000 of cash proceeds received from the sale of Harken's investment in E-Z Serve Series C Preferred and approximately $387,000 of cash provided by operating activities. In addition, Harken generated approximately $657,000 from an issuance of its common stock during the first quarter. Capital expenditures during the quarter totalled approximately $1,424,000 related to drilling activities both domestically and in Colombia. Harken has taken steps to appropriately reduce overhead costs and additional capital expenditures will be incurred only to the extent that cash flow from operations or additional funds are available. Harken believes that cash flow from operations will be sufficient to meet its operating cash requirements in 1995. Amounts required to fund international activities, including Colombia and Bahrain, as well as domestic drilling costs and other capital expenditures will be funded from existing cash balances, asset sales, stock or debt issuances, operating cash flows and potentially from industry partners. Harken plans to drill six to ten wells this year on acreage it holds in the Paradox Basin area. Any acreage on the Navajo Indian Reservation which is not held by production as of July 31, 1995, will expire unless extended by Harken and the Navajo Nation by subsequent agreement.

       In November 1994, Harken announced the signing of a Merger Agreement with Search Exploration Company ("Search"). Search is primarily engaged in the domestic exploration for, and development and production of oil and gas reserves. Pursuant to the Merger Agreement, upon the consummation of the Merger, (a) each outstanding share of Search common stock will be converted into the right to receive that number of shares of Harken common stock determined by dividing $0.8099 by the average of the closing sales price of a share of Harken common stock on the American Stock Exchange over the 30 days immediately preceding the date that is five trading days prior to the consummation of the merger, subject to certain restrictions ("the Average Trading Price"); (b) each outstanding share of Search Series 1993 Redeemable Preferred Stock will be converted into the right to receive that number of shares of Harken common stock determined by dividing $1.00 by the Average Trading Price and (c) certain promissory notes to be issued by Search will, by their terms, be converted into the right to receive that number of shares of Harken common stock determined by dividing the principal amount of each note by the Average Trading Price. In addition, the holders of Search common stock, certain notes and overriding royalty interests in certain properties of Search will receive a non-transferable right to receive additional shares in the future, if any, of Harken common stock or, under certain circumstances, cash, based upon the increase that may subsequently be realized in the value of a group of undeveloped leases and properties of Search. Under the terms of the Merger Agreement, certain contingencies must be satisfied by Search prior to closing, unless waived by Harken. The Registration Statement covering the shares of Harken common stock to be issued pursuant to the merger with Search was approved by the Securities and Exchange Commission in April 1995, and Search has scheduled a meeting of its stockholders on May 22, 1995 to vote on the potential merger. Upon closing, the merger with Search would be accounted for under the purchase method of accounting.

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

       As a result of the decrease in demand for its drilling services domestically, and upon obtaining a production sharing agreement discussed below between Harken and the Bahrain National Oil Company in January 1990, Harken management has increased its focus on pursuing international opportunities in all areas of Harken's operations, including oil and gas exploration and development. Harken considers that the opportunities to profitably deploy Harken's expertise and assets internationally are generally greater than those available domestically. Harken continues to pursue other international opportunities during 1995, such as the Colombian opportunities discussed below, through its wholly-owned subsidiary, Harken International, Ltd.

       Colombian Operations-Alcaravan Contract - During the third quarter of 1992, Harken, through a subsidiary, Harken de Colombia, Ltd., was awarded the exclusive right to explore for, develop and produce oil and gas throughout approximately 350,000 acres within the Alcaravan area ("Alcaravan") of Colombia. Alcaravan is located in Colombia's Llanos Basin and is located approximately 140 miles east of Santafe De Bogota. Harken and Empresa Colombiana de Petroleos ("Ecopetrol") have entered into an Association Contract ("Alcaravan Contract") which requires Harken to conduct a seismic and exploratory drilling program in the Alcaravan area ("work program") over the initial six (6) years. At the end of each of the six years in the work program, Harken has the option to withdraw from the Alcaravan Contract or to commit to the next year's work requirements, and Harken has committed to the second year of the work program under this contract. If Harken makes a commercial discovery of oil and/or gas which is approved by Ecopetrol, the standard terms of the Alcaravan Contract will apply. Such terms provide for Ecopetrol to reimburse Harken for 50% of its successful well costs expended up to the point of commercial discovery and to receive a 20% royalty interest and for both Ecopetrol and Harken to each have a 50% working interest. The term of the Alcaravan Contract will extend twenty-two years from the date of any commercial discovery of oil and/or gas. Harken reprocessed in excess of 200 kilometers of seismic on the Alcaravan area and completed the acquisition of 52 kilometers of new seismic data over prospective areas in mid-February 1994.

       In September 1994, Harken announced that Huffco Group, Inc. ("Huffco") of Houston, Texas joined Harken in the drilling of its first exploratory well under the Alcaravan Contract. Under the terms of this joint venture agreement, which was approved by Ecopetrol, Harken serves as operator and retained a 50% interest in the well. The well, the Alcaravan #1, was spudded in early February 1995 and was drilled to a projected depth of 10,550 feet to test for commercial quantities of oil in the oil prone zones prevalent in the Llanos Basin; the Carbonera, Mirador, Guadalupe and the basal Cretaceous formations. In April 1995, Harken announced that the Alcaravan #1 well failed to produce commercial quantities of oil. In addition, Huffco elected not to participate in the further development of the Alcaravan acreage, therefore, Harken will seek a new partner for the continued development of the Alcaravan acreage.

       Bocachico Contract - In January 1994, Harken announced that Harken de Colombia, Ltd. had signed its second Association Contract ("Bocachico Contract") with Ecopetrol, covering the Bocachico contract area. Under the Bocachico Contract, Harken has acquired the exclusive rights to conduct exploration activities and drilling on this area, which covers approximately 192,000 acres in the Middle Magdalena Valley of Central Colombia.

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

            In addition to reprocessing and acquiring seismic data during the first contract year of the Bocachico Contract, Harken intends to also conduct engineering studies to evaluate the potential for recovering existing oil reserves in the Rio Negro area, which is located in the northern portion of the
Bocachico Contract area.   Three wells were drilled over 30 years ago in this
area by another contractor who produced and subsequently abandoned the wells. Well information and data, including production rates, well logs and pressure tests, has been utilized by Harken in its studies to evaluate the feasibility of applying modern production and recovery techniques in this area. Harken will also acquire a minimum of 35 kilometers of seismic data on the Bocachico Contract area in 1995.

       On January 19, 1995, after completing the engineering feasibility study, Harken notified Ecopetrol of Harken's commitment to drill a well under the Bocachico Contract, and thereby extended the contract into its second year. Harken currently anticipates that a well site will be selected and drilling will commence by mid-1995.

       Playero Contract - In December 1994, Harken announced that Harken de Colombia, Ltd. had signed its third Association Contract ("Playero Contract") with Ecopetrol, covering the Playero contract area. Under the Playero Contract, Harken has acquired the exclusive rights to conduct exploration activities and drilling on this area, which covers approximately 10,000 acres in the Llanos Basin of Colombia, contiguous to Harken's Alcaravan Contract area.

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

       Bahrain Operations - In May 1994, Harken announced a new seismic reprocessing program covering 500 kilometers of seismic lines in the vicinity of the Jarim Reef, pursuant to its production sharing agreement with the Bahrain National Oil Company ("BANOCO"). At present Harken holds approximately 500,000 acres under its production sharing agreement. Unless commercial production is found or an extension to the production sharing agreement is obtained, this acreage expires in July 1995. In January 1995, Harken completed its reprocessing of approximately 500 kilometers of seismic data and has reviewed the results of that work with BANOCO. Unless Harken obtains a joint venture partner, Harken will not proceed to either acquire additional seismic data or drill another well. If a joint venturer is located, it will be necessary to obtain an extension of one year or more from July 1995 to complete work necessary with a joint venturer.

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

       Harken has accrued approximately $991,000 at March 31, 1995 relating to other operational or regulatory liabilities. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including the guarantee of certain lease obligations, which in management's opinion, will not result in significant loss exposure to Harken.

                           HARKEN ENERGY CORPORATION
                       NOTES CONCERNING OTHER INFORMATION
                            MARCH 31, 1994 AND 1995




(1) Items 1, 2, 3, 4 and 5 as required by Part II of Form 10-Q are not applicable for the quarter ended March 31, 1995.

(2)    Item 6, Exhibits and Reports on Form 8-K
          (a)   Exhibits-EDGAR Financial Data Schedule
          (b)   Reports on Form 8-K
                   January 3, 1995-Amendment on Form 8-K/A amending the Form 8-K dated November 4, 1994, and including pro forma information and financial statements of CHAP Joint Venture as of December 31, 1993.
                   April 27, 1995-Disclosure of results of Alcaravan #1 well drilled in Colombia.

                           HARKEN ENERGY CORPORATION

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              Harken Energy Corporation
                                                     (Registrant)





Date:    May 10, 1995               By:              /s/ Bruce N. Huff
                                       Bruce N. Huff, Senior Vice President and
                                                   Chief Financial Officer

                                EXHIBIT INDEX


Exhibit               Description
- -------               -----------
  27                Financial Data Schedule