Form 10-Q
period 1995-06-30
HARKEN ENERGY CORP
filed 1995-08-14
CIK 313478

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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
      The number of shares of Common Stock, par value $0.01 per share, outstanding as of July 31, 1995 was 65,036,850 net of 5,983,655 Treasury Shares.

================================================================================

                           HARKEN ENERGY CORPORATION
                           INDEX TO QUARTERLY REPORT
                                 JUNE 30, 1995





                                                                                                        PAGE
                                                                                                        ----
PART I. FINANCIAL INFORMATION

    Item 1.        Condensed Financial Statements

                   Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . .         4

                   Consolidated Statements of Operations  . . . . . . . . . . . . . . . . . . . .         5

                   Consolidated Statements of Stockholders' Equity  . . . . . . . . . . . . . . .         6

                   Consolidated Statements of Cash Flow   . . . . . . . . . . . . . . . . . . . .         7

                   Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . .         8


    Item 2.        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . .        18


PART II.     OTHER INFORMATION

                   Notes Concerning Other Information   . . . . . . . . . . . . . . . . . . . . .        24

SIGNATURES            . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        25


                         PART I - FINANCIAL INFORMATION

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                       DECEMBER 31,             JUNE 30,
                                                                           1994                  1995
                                                                    -----------------     -----------------
     ASSETS
     ------
Current Assets:
  Cash and temporary investments  . . . . . . . . . . . . . . .    $      2,828,000       $      3,484,000
  Cash available in European segregated account   . . . . . . .                  --              3,074,000
  Accounts receivable, net  . . . . . . . . . . . . . . . . . .             543,000                807,000
  Investment in former subsidiary held for resale   . . . . . .           2,898,000                     --
  Prepaid expenses and other current assets   . . . . . . . . .             571,000                952,000
                                                                   ----------------       ----------------
        Total Current Assets  . . . . . . . . . . . . . . . . .           6,840,000              8,317,000

Property and Equipment, net . . . . . . . . . . . . . . . . . .          20,177,000             26,508,000

Restricted Cash in European Segregated Account    . . . . . . .                  --             10,278,000

Investments in Former Subsidiaries  . . . . . . . . . . . . . .           1,219,000              1,219,000

Notes Receivable from Related Parties, including interest . . .             474,000                232,000

Other Assets, net . . . . . . . . . . . . . . . . . . . . . . .             250,000              2,151,000
                                                                   ----------------       ----------------
                                                                   $     28,960,000       $     48,705,000
                                                                   ================       ================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current Liabilities:
  Trade  payables   . . . . . . . . . . . . . . . . . . . . . .    $        492,000       $        695,000
  Accrued liabilities and other   . . . . . . . . . . . . . . .           2,464,000              2,191,000
  Notes payable   . . . . . . . . . . . . . . . . . . . . . . .             900,000                787,000
  Revenues and royalties payable  . . . . . . . . . . . . . . .           1,277,000              1,031,000
                                                                   ----------------       ----------------
        Total Current Liabilities   . . . . . . . . . . . . . .           5,133,000              4,704,000

Commitments and Contingencies (Note 12)

European Convertible Notes Payable  . . . . . . . . . . . . . .                  --             15,000,000

Redeemable Preferred Stock  . . . . . . . . . . . . . . . . . .           1,868,000              1,868,000

Stockholders' Equity:
  Common stock, $0.01 par value; authorized
     100,000,000 shares; issued 66,426,508 and
     70,420,505 shares, respectively  . . . . . . . . . . . . .             664,000                704,000
  Additional paid-in capital  . . . . . . . . . . . . . . . . .         132,572,000            137,831,000
  Retained deficit  . . . . . . . . . . . . . . . . . . . . . .         (90,520,000)           (90,645,000)
  Treasury stock, 5,983,655 shares held   . . . . . . . . . . .         (20,757,000)           (20,757,000)
                                                                   ----------------       -----------------
        Total Stockholders' Equity  . . . . . . . . . . . . . .          21,959,000             27,133,000
                                                                   ----------------       ----------------
                                                                   $     28,960,000       $     48,705,000
                                                                   ================       ================

          The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,
                                                 ------------------------------      ------------------------------
                                                     1994             1995                1994            1995
                                                 -------------    -------------      -------------    -------------
Revenues:
    Oil and gas operations  . . . . . . . . .    $     889,000    $   1,540,000      $   1,898,000        2,713,000
    Interest income   . . . . . . . . . . . .           21,000          168,000             44,000          203,000
    Other income  . . . . . . . . . . . . . .          237,000           74,000            368,000          465,000
                                                 -------------    -------------      -------------    -------------
                                                     1,147,000        1,782,000          2,310,000        3,381,000
Costs and Expenses:
    Oil and gas operating expenses  . . . . .          302,000          458,000            663,000          880,000
    General and administrative expenses,
      net . . . . . . . . . . . . . . . . . .          808,000          737,000          1,497,000        1,511,000
    Depreciation and amortization   . . . . .          425,000          607,000            929,000        1,138,000
    Interest expense and other  . . . . . . .            7,000          138,000             46,000          149,000
                                                 -------------    -------------      -------------    -------------
                                                     1,542,000        1,940,000          3,135,000        3,678,000

      Loss before income taxes  . . . . . . .         (395,000)        (158,000)          (825,000)        (297,000)

Income tax expense  . . . . . . . . . . . . .               --               --                 --               --
                                                 -------------    -------------      -------------    -------------

      Loss from continuing operations   . . .         (395,000)        (158,000)          (825,000)        (297,000)

Discontinued Operations:
    Income (loss) from operations of
      discontinued well service and
      contract drilling segment . . . . . . .         (242,000)              --           (380,000)              --
    Gain on sale of contract
      drilling rigs   . . . . . . . . . . . .               --               --            272,000               --
                                                 -------------    -------------      -------------    -------------
                                                      (242,000)              --           (108,000)              --
                                                  ------------    -------------      --------------   -------------

      Net loss  . . . . . . . . . . . . . . .    $    (637,000)   $    (158,000)     $    (933,000)   $    (297,000)
                                                 ==============   ==============     ==============   ==============


Income (loss) per common share:
    Loss from continuing operations   . . . .    $       (0.01)   $       (0.00)     $       (0.02)   $       (0.00)
    Discontinued operations   . . . . . . . .            (0.00)              --              (0.00)              --
                                                 -------------    -------------      --------------   -------------
      Net loss  . . . . . . . . . . . . . . .    $       (0.01)   $       (0.00)     $       (0.02)   $       (0.00)
                                                 ==============   ==============     ==============   ==============

Weighted average shares outstanding . . . . .       59,482,853       62,939,852         59,482,853       61,741,352
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

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (unaudited)




                                                                     ADDITIONAL
                                                     COMMON           PAID-IN             RETAINED           TREASURY
                                                     STOCK            CAPITAL             DEFICIT              STOCK
                                                ---------------  -----------------   -----------------   ----------------
Balance, December 31, 1993  . . . . . . . . .     $    654,000      $ 131,052,000       $ (81,986,000)     $ (20,757,000)
   Issuance of common stock, net    . . . . .           10,000          1,520,000                  --                --
   Adjustment for unrealized gains (losses)
      on available-for-sale securities  . . .               --                 --            (100,000)                --
   Net loss   . . . . . . . . . . . . . . . .               --                 --          (8,434,000)                --
                                                  ------------      -------------       --------------     -------------
Balance, December 31, 1994  . . . . . . . . .          664,000        132,572,000         (90,520,000)(A)    (20,757,000)
   Issuances of common stock, net   . . . . .           40,000          5,259,000                  --                 --
   Adjustment for unrealized gains (losses)
     on available-for-sale securities   . . .               --                 --             172,000                 --
   Net loss   . . . . . . . . . . . . . . . .               --                 --            (297,000)                --
                                                  ------------      -------------       -------------      -------------
Balance, June 30, 1995  . . . . . . . . . . .     $    704,000      $ 137,831,000       $ (90,645,000)(A)  $ (20,757,000)
                                                  ============      =============       ==============     =============


(A) Includes, as a component of Retained Deficit, net unrealized gains (losses) on available-for-sale securities of ($100,000) and $72,000 as of December 31, 1994 and June 30, 1995, respectively.



          The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                   -------------------------------
                                                                                         1994            1995
                                                                                   --------------   --------------
Cash flows from operating activities:
   Net loss from continuing operations  . . . . . . . . . . . . . . . . . . .      $    (825,000)   $    (297,000)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .            929,000        1,138,000
       Dividend income on investments in former subsidiaries    . . . . . . .           (240,000)              --
       Forgiveness of related party note receivable   . . . . . . . . . . . .            232,000          232,000
       Provision for doubtful accounts  . . . . . . . . . . . . . . . . . . .             75,000         (180,000)
       (Gain) loss on sales of assets and other   . . . . . . . . . . . . . .            (44,000)        (406,000)
       Interest income on restricted cash   . . . . . . . . . . . . . . . . .                 --         (106,000)


     Income (loss) from discontinued operations   . . . . . . . . . . . . . .           (108,000)              --
       Adjustment to reconcile income (loss) to net cash used in
         operating activities:
         Depreciation and amortization  . . . . . . . . . . . . . . . . . . .             96,000               --
         Gain on sales of assets  . . . . . . . . . . . . . . . . . . . . . .           (272,000)              --


     Change in assets and liabilities:
       Decrease (increase) in accounts receivable   . . . . . . . . . . . . .            466,000           (8,000)
       Increase (decrease) in trade payables and other  . . . . . . . . . . .         (1,270,000)      (1,107,000)
                                                                                   --------------   --------------
         Net cash provided by (used in) operating activities  . . . . . . . .           (961,000)        (734,000)
                                                                                   --------------   --------------

Cash flows from investing activities:
   Cash from acquired subsidiary  . . . . . . . . . . . . . . . . . . . . . .                 --          190,000
   Proceeds from sales of assets  . . . . . . . . . . . . . . . . . . . . . .          1,471,000        2,779,000
   Capital expenditures   . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,311,000)      (2,983,000)
                                                                                   --------------   --------------
         Net cash provided by investing activities  . . . . . . . . . . . . .            160,000          (14,000)
                                                                                   -------------    --------------

Cash flows from financing activities:
   Proceeds from issuances of common stock  . . . . . . . . . . . . . . . . .                 --        1,404,000
                                                                                   -------------    -------------
         Net cash provided by financing activities  . . . . . . . . . . . . .                 --        1,404,000
                                                                                   -------------    -------------

Net increase (decrease) in cash and temporary investments . . . . . . . . . .           (801,000)         656,000
Cash and temporary investments at beginning of period . . . . . . . . . . . .          3,299,000        2,828,000
                                                                                   -------------    -------------
Cash and temporary investments at end of period . . . . . . . . . . . . . . .      $   2,498,000    $   3,484,000
                                                                                   =============    =============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      46,000    $      22,000
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

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1994 AND 1995
                                  (unaudited)




(1)     MANAGEMENT'S REPRESENTATIONS

  In the opinion of Harken Energy Corporation ("Harken"), the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 1994 and June 30, 1995 and the results of its operations and changes in its cash flows for all periods presented as of June 30, 1994 and 1995. These adjustments represent normal recurring items. Certain prior year amounts have been reclassified to conform with the 1995 presentations.

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

  The results of operations for the six month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

  In May 1995, Harken again acquired an additional interest in CHAP, raising Harken's total interest in CHAP from approximately 70% to approximately 82%. The purchase consideration paid by Harken consisted of $300,000 cash plus the issuance of 534,000 shares of restricted Harken common stock to the seller. Harken also assumed certain liabilities of the seller relating to the properties, and the seller in turn retained responsibility for certain contingent operational and environmental liabilities related to the interests purchased. The above acquisitions of the additional interests in CHAP have been accounted for under the purchase method of accounting.

  In November 1994, Harken announced the signing of a Merger Agreement with Search Exploration, Inc. ("Search"). Search is primarily engaged in the domestic exploration for, and development and production of oil and gas reserves. Pursuant to the Merger Agreement, upon the consummation of the Merger, (a) each outstanding share of Search common stock was converted into the right to receive that number of shares of Harken common stock determined by dividing $0.8099 by the average of the closing sales price of a share of Harken common stock on the American Stock Exchange over the 30 days immediately preceding the date that is five trading days prior to the consummation of the merger, subject to certain restrictions ("the Average Trading Price"); (b) each outstanding share of Search Series 1993 Redeemable Preferred Stock was converted into the right to receive that number of shares of Harken common stock determined by dividing $1.00 by the Average Trading Price and (c) certain promissory notes to be issued by Search were, by their terms, converted into the right to receive that number of shares of Harken common stock determined by dividing the principal amount of each note by the Average Trading Price. In addition, the holders of Search common stock, certain notes and overriding royalty interests in certain properties of Search received a non-transferable right to receive additional shares in the future, if any, of Harken common stock or, under certain circumstances, cash, based upon the increase that may subsequently be realized in the value of a group of undeveloped leases and properties of Search. The Merger with Search was closed following a vote held at a Search stockholders meeting on May 22, 1995 and has been accounted for under the purchase method of accounting.

  As of December 31, 1994, Search had proved reserves of approximately 19,000 barrels of oil and 1,298,000 mcf of gas with a net present value of approximately $1,513,000 and had gross revenue interests in 42 productive wells, none of which were operated by Search.


(3)     INVESTMENTS IN FORMER SUBSIDIARIES

  E-Z Serve Preferred Stock -- At December 31, 1994, Harken held 79,754 shares of E-Z Serve $6.00 Convertible Preferred Stock, Series C ("E-Z Serve Series C Preferred") which it acquired at a cost of $100 per share. The E-Z Serve Series C Preferred was to pay a cumulative dividend of $6.00 per share per annum, payable semi-annually as declared by the E-Z Serve Board of Directors, and payable in legally available cash or in additional shares of E-Z Serve Series C Preferred. Each share of E-Z Serve Series C Preferred was convertible at the option of either E-Z Serve or Harken into 52.63 common shares of E-Z Serve, such rate to be adjusted under certain conditions. The E-Z Serve Series C Preferred was subordinated to all E-Z Serve bank credit facilities.

  During 1994, Harken converted a portion of its shares of E-Z Serve Series C Preferred into E-Z Serve common shares and sold certain of its E-Z Serve common shares. During the fourth quarter of 1994, Harken also began reviewing the potential for a sale to other parties of some or all of its remaining investment in E-Z Serve Series C Preferred and related accrued dividends.
Based on the terms and consideration of these potential transactions, the current market price of E-Z Serve common shares, the conversion terms and limited marketability of the E-Z Serve Series C Preferred and the current overall capital structure of E-Z Serve, Harken deemed that a decline in value that was other than temporary had occurred with respect to its investment in E-Z Serve Series C Preferred. Accordingly, Harken reclassified its investment in E-Z Serve Series C Preferred and its related accrued dividends receivable from E-Z Serve to current assets at December 31, 1994, at a total estimated realizable value of $2,898,000. Such amount is reflected as Investment in Former Subsidiary Held for Resale in the accompanying consolidated balance sheet. In connection with this determination, Harken recorded a decline in value of $5,831,000 at December 31, 1994. In March 1995, Harken sold its investment in E-Z Serve Series C Preferred and its related accrued dividends receivable from E-Z Serve. Harken was paid consideration in cash of approximately $2,779,000, an amount approximately equal to Harken's recorded value.

  Harken recorded dividend income of $240,000 during the six months ended June 30, 1994 related to the E-Z Serve Series C Preferred and has included such dividends in Other Income in the accompanying financial statements. No dividend income was recorded during the six months ended June 30, 1995.

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

  Harken carries an investment in the common stock of E-Z Serve, including shares of E-Z Serve common stock resulting from the conversion of certain shares of E-Z Serve Series C Preferred in June 1994 and January 1995. Harken's investment in E-Z Serve Series C Preferred was not accounted for pursuant to SFAS 115, as it is not a readily marketable security. Beginning in 1994 pursuant to SFAS 115, Harken classifies its investment in E-Z Serve common stock as available for sale. The following is a summary of Harken's marketable equity securities, which are included in Prepaid Expenses and Other Current Assets in the accompanying balance sheet.

                                                                 DECEMBER 31,        JUNE 30,
                 AVAILABLE-FOR-SALE                                  1994              1995
                 ------------------                            --------------      --------------
                 Cost                                          $      210,000      $     458,000
                 Gross Unrealized Gains                                    --             72,000
                 Gross Unrealized Losses                             (100,000)                --
                                                               --------------      -------------
                 Estimated Fair Value                          $      110,000      $     530,000
                                                               ==============      =============


                                                                         SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                 --------------------------------
                 AVAILABLE-FOR-SALE                                    1994             1995
                 ------------------                              ---------------   --------------
                 Gross Realized Gains                          $      99,000       $      14,000
                 Gross Realized Losses                                     --                 --

         An unrealized holding gain (loss) on available-for-sale securities of ($100,000) and $72,000 was recognized at December 31, 1994 and June 30, 1995, respectively, and is included as a component of stockholders' equity. Such amount has been included in Retained Deficit in the accompanying consolidated financial statements.

(5)      PROPERTY AND EQUIPMENT

         A summary of property and equipment follows:

                                                                            DECEMBER 31,         JUNE 30,
                                                                                1994                1995
                                                                          ----------------    --------------
       Oil and gas properties --
            Evaluated   . . . . . . . . . . . . . . . . . . . . . . .      $   13,944,000     $  17,781,000
            Unevaluated   . . . . . . . . . . . . . . . . . . . . . .           7,446,000        11,278,000
       Gas plants and other property  . . . . . . . . . . . . . . . .           6,646,000         6,387,000
       Less accumulated depreciation
            and amortization  . . . . . . . . . . . . . . . . . . . .          (7,859,000)       (8,938,000)
                                                                           --------------     --------------
                                                                           $   20,177,000     $  26,508,000
                                                                           ==============     =============

       Costs of unevaluated oil and gas properties at December 31, 1994 include $5,820,000 and $1,626,000 of domestic properties and international properties, respectively. Costs of unevaluated oil and gas properties at June 30, 1995 include $7,796,000 and $3,482,000 of domestic properties and international properties, respectively.

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

(7)    EUROPEAN CONVERTIBLE NOTES PAYABLE

       During the second quarter of 1995, Harken issued to qualified purchasers a total of $15 million in European 8% Senior Convertible Notes (the "Notes") which mature in May 1998. Interest is payable semi-annually in May and November of each year to maturity or until the Notes are converted. Such Notes are convertible by the holders into shares of unrestricted Harken common stock at an exercise price of $1.50 per share, which is based on the average market price of Harken common stock ("the Conversion Price"). Such Notes are also convertible by Harken into shares of unrestricted Harken common stock after one year following issuance, if for any period of thirty consecutive days the closing price for each day during such period shall have equaled or exceeded 140% of the Conversion Price (or $2.10 per share of Harken common stock). The Conversion Price of the Notes was established as the average of the daily low and closing market prices of Harken common stock for the three Trading Days prior to April 27, 1995, which was the date of the final offering memorandum for the Notes, and is subject to adjustment upon the occurrence of certain events.

       The Notes are collateralized by a negative pledge from Harken of certain defined categories of assets. Upon closing, all proceeds from the sale of the Notes were paid to a paying and conversion agent and are held in a separate interest bearing bank account (the "Segregated Account") to be maintained in Harken's name, until the paying and conversion agent is presented with evidence of sufficient collateral held by Harken to permit an advance of a portion of the proceeds.

       Upon conversion, any proceeds attributable to the Notes converted which remain in the Segregated Account will be released and paid to Harken without regard to the value of any collateral then existing. In July 1995, Harken received notification that holders of Notes totalling $400,000 had exercised their conversion option and will receive 266,664 shares of unrestricted Harken common stock.

       The Notes were sold strictly to non-U.S. purchasers and are convertible in $50,000 increments. Neither the Notes nor the unrestricted Harken common stock issuable upon conversion of the Notes have been or will be registered under the United States Securities Act of 1933 (the Securities Act") and may not be offered, sold, transferred, pledged or otherwise disposed of in the United States to, or for the account or benefit of any "U.S. person", (as defined in Regulation S under the Securities Act) unless the Notes and the related unrestricted Harken common stock have been registered under the Securities Act and any applicable state securities laws or exemptions from registration requirements.

       In connection with the sale and issuance of the Notes, Harken paid approximately $1,750,000 from the Note proceeds for commissions and issuance costs. Such costs have been deferred and are included in Other Assets in the accompanying Financial Statements and are being amortized over the period until maturity of the Notes. In addition, at closing of the Notes, Harken issued to the placement agents certain non-registered non-transferrable stock purchase warrants to purchase one million shares of Harken common stock which are exercisable by the holders thereof at any time following six months after closing at an exercise price of $1.50 per share which is based on the Conversion Price described above, and expiring in May 1999. Also, Harken paid an additional fee of 92,308 shares of restricted Harken common stock to a financial advisor in connection with the Notes.

       To the extent that proceeds invested in the Segregated Account at the balance sheet date are available under the above discussed collateral-based limitations, such cash is included as a current asset in Cash Available in European Segregated Account in the accompanying Financial Statements. Segregated Account cash that is not available as of the balance sheet date, due to the collateral based limitations, is reflected as Restricted Cash in European Segregated Account in the accompanying Financial Statements, as a non-current asset. The cash proceeds of the Notes are not included in the Statement of Cash Flows because the proceeds are not considered to be cash equivalents.

(8)    DISCONTINUED OPERATIONS

       In May 1994, Harken announced that it had discontinued its well servicing operations which it had conducted through Supreme Well Service Company ("Supreme"), a wholly-owned subsidiary. Harken has sold the equipment assets of Supreme and has utilized the proceeds toward developing Harken's exploration and production operations, both domestically and internationally. As a result of this decision, Harken has reflected the revenues and expenses of Harken's well servicing and contract drilling segment as discontinued operations in the accompanying financial statements. Such discontinued operations include revenues of $837,000 as of June 30, 1994. This revenue amount includes $272,000 of gain on the sale of Harken's contract drilling assets which occurred during the first quarter of 1994.

(9)    STOCKHOLDERS' EQUITY

       Common Stock - Harken currently has authorized 100,000,000 shares of $.01 par common stock. At December 31, 1994 and June 30, 1995, Harken had issued 66,426,508 and 70,420,505 shares, respectively, and held 5,983,655 shares as treasury stock at a cost of $20,757,000.

       Acquisition of CHAP Interests -- In October 1994, Harken acquired an additional interest of approximately 20% in CHAP in exchange for, among other consideration, 960,000 restricted shares of Harken common stock. In May 1995, Harken acquired an additional interest of approximately 12% in CHAP in exchange for, among other consideration, 534,000 restricted shares of Harken common stock.

       Private Placements of Common Stock -- On March 1, 1995, Harken sold 600,000 restricted shares of newly issued Harken common stock to an institutional purchaser in exchange for net proceeds of $657,000. This was a sale which was issued without registration under the Securities Act pursuant to an exemption from registration under Regulation D of the Securities Act. These shares were further issued with certain demand registration and piggy-back registration rights pursuant to a registration rights agreement between Harken and the purchaser in connection therewith.

       Harken subsequently entered into an agreement on April 7, 1995 to sell to this same institutional purchaser an additional 600,000 restricted shares of Harken common stock in exchange for net proceeds of $747,000. These additional shares were also issued without registration under the Securities Act pursuant to an exemption under Regulation D of the Securities Act. These additional shares also are subject to the same demand and piggy-back registration rights as were the initial shares sold to this purchaser. In May 1995, Harken was notified that the institutional purchaser had exercised its registration rights and that the 1,200,000 shares sold were to be registered with the Securities and Exchange Commission ("SEC").

       In July 1995, Harken received additional net proceeds of $654,000 related to the sale of 600,000 restricted shares of Harken common stock to a second institutional purchaser. These shares were also issued without registration under the Securities Act pursuant to an exemption under Regulation D of the Securities Act. These shares were also issued with certain demand registration and piggy-back registration rights pursuant to a registration rights agreement between Harken and the purchaser in connection therewith. In July 1995, Harken was notified that the purchaser had exercised its registration rights and that the 600,000 shares sold were to be registered with the SEC.

       Registration of Outstanding Shares -- Pursuant to the request of certain former CHAP partners, and in accordance with the terms of the above mentioned purchase by Harken of an additional interest in CHAP, Harken filed a registration statement with the SEC covering 960,000 restricted shares of its currently outstanding common stock that was approved and made effective in April 1995. Pursuant to the request of an institutional purchaser, Harken filed a registration statement with the SEC covering 1,200,000 restricted shares of its currently outstanding common stock that was approved and made effective in May 1995. In addition, in accordance with the terms of the above mentioned placement of 600,000 shares of restricted Harken common stock sold in July 1995 to an institutional purchaser, Harken has filed a registration statement in August 1995 with the SEC covering 1,226,308 restricted shares of its currently outstanding common stock including shares of certain other shareholders with piggy-back rights.

       Acquisition of Search Exploration, Inc. -- In May 1995, Harken consummated the previously announced Merger with Search Exploration, Inc. ("Search"). See Note 2-Acquisitions for further discussion. Pursuant to the terms of the Merger Agreement among Harken, Search and a wholly-owned subsidiary of Harken, 11,000,000 shares of Harken common stock were authorized for issuance and registered with the SEC. Upon the consummation of the Search acquisition on May 22, 1995, a total of approximately 2.2 million shares of Harken common stock were issued to the common stockholders of Search, preferred stockholders of Search and certain note holders of Search. Of the remaining approximately 8.8 million shares of Harken common stock which may be issued in connection with the Search acquisition, (i) up to 722,486 shares of Common Stock may be issued upon the exercise of certain warrants issued by Harken, and
(ii) the remaining shares of Harken common stock ("Contingent Shares"), if any, may be issued on or about September 30, 1996 to the holders of record at the effective time of the merger of certain Search securities issued by Search and overriding royalty interests in certain properties held by Search, based in part upon the increase that may subsequently be realized in the value of a group of undeveloped leases and properties of Search.

       Issuance of European Convertible Notes -- In connection with the issuance of $15 million in European 8% Senior Convertible Notes in May 1995, Harken issued to the placement agents for the Notes certain non-registered non-transferrable stock purchase warrants to purchase one million shares of Harken common stock which are exercisable by the holders thereof at any time following six months after closing at an exercise price of $1.50 per share, and expiring in May 1999. In addition, the Notes are convertible under certain terms into up to approximately 10,000,000 shares of Harken common stock. See Note 7 - European Convertible Notes Payable for further discussion. Also, Harken paid an additional fee of 92,308 shares of restricted Harken common stock to a financial advisor in connection with the Notes. The market value of such shares is included as deferred debt issuance costs in Other Assets in the accompanying Balance Sheet.

(10)   PER SHARE DATA

       Per share data has been computed based on the weighted average number of common shares outstanding during each period.

(11)   INCOME TAXES

       At June 30, 1995, Harken had available for federal income tax reporting purposes, net operating loss (NOL) carryforward for regular tax purposes of approximately $58,000,000 which expires in 1997 through 2010, alternative minimum tax NOL carryforward of approximately $47,000,000 which expires in 1997 through 2010, investment tax credit carryforward of approximately $863,000 which expires in 1995 through 2002, contribution carryforward of approximately $57,000 which expires in 2000 through 2009, statutory depletion carryforward of approximately $1,150,000 which does not have an expiration date, jobs tax credit carryforward of approximately $118,000 which expires in 1995 and a net capital loss carryforward of approximately $542,000 which expires in 2007. Approximately $14,000,000 of the net operating loss carryforward has been acquired with the purchase of subsidiaries and must be used to offset future income from profitable operations within those subsidiaries.

       Total deferred tax liabilities and total deferred tax assets as of June 30, 1995, computed under the provisions of the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", were approximately $7,262,000 and $18,517,000, respectively. The total net deferred tax asset is offset by the valuation allowance of approximately $11,255,000 at June 30, 1995.

(12)   COMMITMENTS AND CONTINGENCIES

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

       In September 1994, Harken announced that Huffco Group, Inc. ("Huffco") of Houston, Texas joined Harken in the drilling of its first exploratory well under the Alcaravan Contract. Under the terms of this joint venture agreement, which was approved by Ecopetrol, Harken served as operator and retained a 50% interest in the well. The well, the Alcaravan #1, was spudded in early February 1995 and was drilled to a projected depth of 10,550 feet to test for commercial quantities of oil in the oil prone zones prevalent in the Llanos Basin; the Carbonera, Mirador, Guadalupe and the basal Cretaceous formations. In April 1995, Harken announced that the Alcaravan #1 well failed to produce commercial quantities of oil. In addition, Huffco elected to not participate in the further exploration and development of the Alcaravan acreage, therefore, Harken will seek a new partner for the continued development of the Alcaravan acreage.

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

       In addition to reprocessing and acquiring seismic data during the first contract year of the Bocachico Contract, Harken has also conducted engineering studies to evaluate the potential for recovering existing oil reserves in the Rio Negro area, which is located in the northern portion of the Bocachico
Contract area.   Three wells were drilled over 30 years ago in this area by another contractor who produced and subsequently abandoned the wells. Well information and data, including production rates, well logs and pressure tests, has been utilized by Harken in its studies to evaluate the feasibility of applying modern production and recovery techniques in this area. Harken will also acquire a minimum of 35 kilometers of seismic data on the Bocachico Contract area in 1995.

       On January 19, 1995, after completing the engineering feasibility study, Harken notified Ecopetrol of Harken's commitment to drill a well under the Bocachico Contract, and thereby extended the contract into its second year. Harken has selected a well site and currently anticipates completing this drilling effort in the fourth quarter of 1995.

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

       Bahrain Operations -   At present, Harken holds approximately 500,000
acres under its production sharing agreement with the Bahrain National Oil Company ("BANOCO"). In January 1995, Harken completed reprocessing of approximately 500 kilometers of seismic data and has reviewed the results of that work with BANOCO. In July 1995, Harken announced that BANOCO had granted an extension to the production sharing agreement for an additional six months, with an additional six months extension should certain conditions be met. Unless Harken obtains a joint venture partner, Harken will not proceed to either acquire additional seismic data or drill another well on the acreage.

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

       Harken has accrued approximately $860,000 at June 30, 1995 relating to other operational or regulatory liabilities. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including the guarantee of certain lease obligations, which in management's opinion, will not result in significant loss exposure to Harken.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS


       The following is management's discussion and analysis of certain significant factors which have affected Harken's earnings and balance sheet during the periods included in the accompanying consolidated financial statements. Consolidated results of operations were consistent with management's expectations for the six month period ended June 30, 1995.

                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                            ---------------------------------
       EXPLORATION AND PRODUCTION                                                1994              1995
       --------------------------                                           --------------   ----------------
       OPERATIONS
       ----------
       REVENUES
       --------
            Oil sales revenues                                             $    1,115,000     $   1,846,000
                Oil volumes in barrels                                             75,000           100,000
                Oil price per barrel                                       $        14.87     $       18.46
            Gas sales revenues                                             $      392,000     $     506,000
                Gas volumes in mcf                                                185,000           371,000
                Gas price per mcf                                          $         2.12     $        1.36
            Gas plant revenues                                             $      391,000     $     361,000

       OTHER REVENUES
       --------------

            Interest income                                                $       44,000     $     203,000
            Other income                                                   $      368,000     $     465,000

OVERVIEW

        In October 1994, and again in May 1995, Harken acquired additional joint venture interests in the CHAP Joint Venture ("CHAP") which was formed for the exploration and production of oil and gas. These acquisitions resulted in Harken increasing its ownership in the Navajo Indian Reservation reserves, exploration acreage, development drilling locations and the Aneth Gas Plant. The acquisition of the sellers' interests raised Harken's total interest in CHAP from 50% to approximately 82% and increased Harken's share of daily production by approximately 64% over its previous interest. As consideration for the October 1994 acquisition, Harken issued a total of 960,000 restricted shares of Harken common stock to the sellers in exchange for approximately 20% additional interest in CHAP and, assumed certain liabilities of the sellers relating to the properties, and the sellers in turn retained responsibility for certain contingent operational and environmental liabilities related to the interests as well as retaining certain distributions made by CHAP prior to the actual date of closing. As consideration for the May 1995 acquisition, Harken issued 534,000 restricted shares of Harken common stock and paid $300,000 in cash in exchange for approximately 12% additional interest in CHAP. Harken also assumed certain liabilities of the seller relating to the properties, and the seller in turn retained responsibility for certain contingent operational and environmental liabilities related to the interest purchased. The acquisitions of the additional interests in CHAP have been accounted for under the purchase method of accounting.

       Oil and gas revenues, primarily from HSW's operations, reflect the low price for oil experienced during the first six months of 1994 compared to a stronger oil price during the first six months of 1995, as well as the increased 1995 production volumes from the above acquired interests. Harken drilled five wells during the first half of 1995 on acreage it holds in the Paradox Basin area, in an effort to offset the production declines typically experienced in the region and increase revenues and cash flow from its oil and gas operations. Gas revenues increased during the first six months of 1995 compared to 1994, partly due to the increase in CHAP ownership, and due to the adjustment to certain related liabilities, and in spite of the sharp decrease in gas prices experienced during the first quarter of 1995, with no improvement occurring in the second quarter of 1995. Gas plant revenues decreased compared to the prior period due to a reduction from the prior year in CHAP's ownership in the Aneth Gas Plant as calculated based on each owner's throughput volume.

       In November 1994, Harken announced the signing of a Merger Agreement with Search Exploration, Inc. ("Search"), and upon consummation of the Merger on May 22, 1995, approximately 2.2 million shares of Harken common stock were issued. Search is primarily engaged in the domestic exploration for, development and production of oil and gas reserves. The Merger with Search was accounted for under the purchase method of accounting and had minimal impact on Harken's results of operations for the six months ended June 30, 1995.

       Other income increased during the first six months of 1995 compared to the prior year due to a gain of approximately $225,000 on the sale of Harken's investment in E-Z Serve Series C Preferred Stock during March 1995. Interest income increased due to the interest earned on invested Segregated Account cash pursuant to the May 1995 receipt of proceeds from the European Convertible Notes.

       Oil and gas operating expenses increased during the first six months of 1995 compared to 1994 due to the additional CHAP ownership resulting from the above described acquisition of CHAP interests in October 1994 and May 1995.

       Interest expense and other increased due to the accrual of interest incurred on the $15,000,000 European Convertible Notes beginning in May 1995.

       In May 1994, Harken announced the discontinuance of its well servicing operations which it had conducted through Supreme Well Service Company ("Supreme"), a wholly-owned subsidiary. As a result of this decision, Harken has reflected the revenues and expenses of its well service and contract drilling segment as discontinued operations in the accompanying financial statements.

OTHER COSTS AND EXPENSES

       General and administrative expenses decreased from $808,000 for the second quarter of 1994 to $737,000 for the second quarter of 1995 despite the loan forgiveness of $232,000 described below. During the second quarter of 1995, Harken adjusted certain valuation allowance accounts by approximately $230,000, to more accurately reflect these accounts in its balance sheet.

       At December 31, 1993, Harken included in notes receivable from related parties a loan to an officer in the amount of $520,000, plus accrued interest. Subsequent to December 31, 1993, an agreement was reached with the officer whereby the note, together with accrued interest, is scheduled to be forgiven equally over three installments dated April 1994, July 1995 and December 1996 with each installment of such forgiveness contingent upon the officer's continued employment through the date of each such installment. Harken has included the first installment of this forgiveness totalling $232,000 in general and administrative expenses during the first quarter of 1994, and has included the second installment of this forgiveness totalling $232,000 in general and administrative expenses during the second quarter of 1995.


                        LIQUIDITY AND CAPITAL RESOURCES

       During the first half of 1995, cash and temporary investments increased by $656,000 primarily from $2,779,000 of cash proceeds received from the sale of Harken's investment in E-Z Serve Series C Preferred and the receipt of $1,404,000 in net proceeds from the issuance of 1,200,000 shares of Harken common stock in private placements. Capital expenditures during the first six months of 1995 totalled approximately $2,983,000 related to drilling activities both domestically and in Colombia. Cash used by operations during the first six months of 1995 totalled $734,000. Harken has taken steps to appropriately reduce overhead costs and additional capital expenditures will be incurred only to the extent that cash flow from operations or additional funds are available. Harken believes that cash flow from operations will be sufficient to meet its operating cash requirements for the remainder of 1995. Amounts required to fund international activities, including Colombia and Bahrain, as well as domestic drilling costs and other capital expenditures, will be funded from existing cash balances, asset sales, stock or debt issuances, operating cash flows and potentially from industry partners. Any acreage on the Navajo Indian Reservation which was not held by production as of July 31, 1995, has now expired pursuant to the operating agreements with the Navajo Tribe of Indians. Harken did not record an impairment associated with this expiration, as no value had been allocated to this exploratory acreage.

        Excluded from the above cash and temporary investments balances and activity is the net proceeds totalling approximately $13,250,000 generated from the sale of a total of $15,000,000 in European 8% Senior Convertible Notes (the "Notes") in May 1995, which mature in May 1998. Such notes are convertible by the holders into shares of unrestricted Harken common stock at an exercise price of $1.50 per share, and convertible by Harken into shares of unrestricted Harken common stock after one year following issuance, if for any period of thirty consecutive days the closing price for each day during such period shall have equalled or exceeded 140% of the Conversion Price (or $2.10 per share of Harken common stock). The Notes are collateralized by a negative pledge from Harken of certain defined categories of assets. Upon closing, all proceeds from the sale of the Notes were paid to a paying and conversion agent and are held in a separate interest bearing bank account (the "Segregated Account") to be maintained in Harken's name, until the paying and conversion agent is presented with evidence of sufficient collateral held by Harken to permit an advance of a portion of the proceeds. Harken plans to use the net proceeds from these Notes to support Harken's future domestic oil and gas reserve acquisitions, exploration and development.

       Upon a conversion, any proceeds attributable to the Notes converted which remain in the Segregated Account will be released and paid to Harken without regard to the value of any collateral then existing. In July 1995, Harken received notification that holders of Notes totalling $400,000 had exercised their conversion option and will receive 266,664 shares of unrestricted Harken common stock.

       To the extent that proceeds invested in the Segregated Account at the balance sheet date are available under the above collateral-based limitations, such cash is included as a current asset as it is available to Harken to fund international and domestic activities including acquisitions, drilling costs and other capital expenditures or other working capital needs.

       Interest incurred on the Notes is payable semi-annually in May and November of each year to maturity or until the Notes are converted. Interest payments will be funded from cash flow from operations, existing cash balances or from available proceeds.

       Following the May 22, 1995 Merger with Search, Harken plans to use cash flow generated by Search oil and gas properties to fund capital requirements of certain prospects in which Search has retained a working interest. Most of such prospects have been farmed-out to other industry partners thereby requiring such partners to pay for initial drilling costs under various contractual arrangements.

       Since obtaining the production sharing agreement discussed below between Harken and the Bahrain National Oil Company in January 1990, Harken management has increased its focus on pursuing international opportunities in oil and gas exploration and development. Harken considers that the opportunities to profitably deploy Harken's expertise and assets internationally are generally greater than those available domestically. Harken continues to pursue other international opportunities during 1995, such as the Colombian opportunities discussed below, through its wholly-owned subsidiary, Harken International, Ltd.

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

       In September 1994, Harken announced that Huffco Group, Inc. ("Huffco") of Houston, Texas joined Harken in the drilling of its first exploratory well under the Alcaravan Contract. Under the terms of this joint venture agreement, which was approved by Ecopetrol, Harken served as operator and retained a 50% interest in the well. The well, the Alcaravan #1, was spudded in early February 1995 and was drilled to a projected depth of 10,550 feet to test for commercial quantities of oil in the oil prone zones prevalent in the Llanos Basin; the Carbonera, Mirador, Guadalupe and the basal Cretaceous formations. In April 1995, Harken announced that the Alcaravan #1 well failed to produce commercial quantities of oil. In addition, Huffco elected to not participate in the further exploration and development of the Alcaravan acreage, therefore, Harken will seek a new partner for the continued development of the Alcaravan acreage.

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

       In addition to reprocessing and acquiring seismic data during the first contract year of the Bocachico Contract, Harken has also conducted engineering studies to evaluate the potential for recovering existing oil reserves in the Rio Negro area, which is located in the northern portion of the Bocachico
Contract area.   Three
wells were drilled over 30 years ago in this area by another contractor who produced and subsequently abandoned the wells. Well information and data, including production rates, well logs and pressure tests, has been utilized by Harken in its studies to evaluate the feasibility of applying modern production and recovery techniques in this area. Harken will also acquire a minimum of 35 kilometers of seismic data on the Bocachico Contract area in 1995.

       On January 19, 1995, after completing the engineering feasibility study, Harken notified Ecopetrol of Harken's commitment to drill a well under the Bocachico Contract, and thereby extended the contract into its second year. Harken has selected a well site and currently anticipates completing this drilling effort in the fourth quarter of 1995.

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

       Bahrain Operations -   At present, Harken holds approximately 500,000
acres under its production sharing agreement with the Bahrain National Oil Company ("BANOCO"). In January 1995, Harken completed reprocessing of approximately 500 kilometers of seismic data and has reviewed the results of that work with BANOCO. In July 1995, Harken announced that BANOCO had granted an extension to the production sharing agreement for an additional six months, with an additional six months extension should certain conditions be met. Unless Harken obtains a joint venture partner, Harken will not proceed to either acquire additional seismic data or drill another well on the acreage.

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

       Harken has accrued approximately $860,000 at June 30, 1995 relating to other operational or regulatory liabilities. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including the guarantee of certain lease obligations, which in management's opinion, will not result in significant loss exposure to Harken.

                           HARKEN ENERGY CORPORATION
                       NOTES CONCERNING OTHER INFORMATION
                             JUNE 30, 1994 AND 1995




(1) Items 1, 2, 3, and 5 as required by Part II of Form 10-Q are not applicable for the quarter ended June 30, 1995.

(2)    Item 4, Submission of Matters to a Vote of Security Holders
       (a)   On June 16, 1995, Harken held its annual meeting of stockholders.
       (b) At this meeting, Messrs. Michael M. Ameen, Jr., Michael R. Eisenson and Talat M. Othman were elected as continuing "Class B" Directors. In addition, a majority of the stockholders voted to ratify the appointment of independent public accountants for the fiscal year 1995.

(3)    Item 6, Exhibits and Reports on Form 8-K
       (a)   Exhibits-EDGAR Financial Data Schedule
       (b)   Reports on Form 8-K
             June 2, 1995 - Disclosure of consummation of Merger with Search Exploration Inc.
             August 3, 1995 - Amendment on Form 8-K/A amending the Form 8-K dated June 2, 1995, and including updated pro forma information and financial statements of Search Exploration, Inc. as of March 31, 1995.

                           HARKEN ENERGY CORPORATION

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             Harken Energy Corporation
                                 ---------------------------------------------
                                                   (Registrant)





Date:    August 14, 1995        By:              /s/ Bruce N. Huff
      ---------------------      ---------------------------------------------
                                     Bruce N. Huff, Senior Vice President and
                                              Chief Financial Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------
  27                         Financial Data Schedule
