Form 10-Q
period 1995-09-30
HARKEN ENERGY CORP
filed 1995-11-14
CIK 313478

================================================================================


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

      The number of shares of Common Stock, par value $0.01 per share, outstanding as of November 10, 1995 was 71,806,270 net of 1,440,896 Treasury Shares.

================================================================================

                           HARKEN ENERGY CORPORATION
                           INDEX TO QUARTERLY REPORT
                               SEPTEMBER 30, 1995





                                                                                                        PAGE
                                                                                                        ----
PART I. FINANCIAL INFORMATION

    Item 1.  Condensed Financial Statements

                   Consolidated Condensed Balance Sheets  . . . . . . . . . . . . . . . . . . . .         4

                   Consolidated Condensed Statements of Operations  . . . . . . . . . . . . . . .         5

                   Consolidated Condensed Statements of Stockholders' Equity  . . . . . . . . . .         6

                   Consolidated Condensed Statements of Cash Flow   . . . . . . . . . . . . . . .         7

                   Notes to Consolidated Condensed Financial Statements   . . . . . . . . . . . .         8


    Item 2.        Management's Discussion and Analysis of Financial Condition
                   and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .        18


PART II.     OTHER INFORMATION

                   Notes Concerning Other Information   . . . . . . . . . . . . . . . . . . . . .        25

SIGNATURES          . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        27

                         PART I - FINANCIAL INFORMATION

                    ITEM I.  CONDENSED FINANCIAL STATEMENTS

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (unaudited)

                                                                       DECEMBER 31,         SEPTEMBER 30,
                                                                           1994                 1995
                                                                    -----------------     -----------------
     ASSETS
     ------
Current Assets:
  Cash and temporary investments  . . . . . . . . . . . . . . .    $      2,828,000       $      3,837,000
  Cash available in European segregated account   . . . . . . .                  --              3,848,000
  Accounts receivable, net  . . . . . . . . . . . . . . . . . .             543,000                991,000
  Investment in former subsidiary held for resale   . . . . . .           2,898,000                     --
  Prepaid expenses and other current assets   . . . . . . . . .             571,000                383,000
                                                                   ----------------       ----------------
        Total Current Assets  . . . . . . . . . . . . . . . . .           6,840,000              9,059,000

Property and Equipment, net . . . . . . . . . . . . . . . . . .          20,177,000             27,363,000

Restricted Cash in European Segregated Account    . . . . . . .                  --              9,674,000

Investments in Former Subsidiaries  . . . . . . . . . . . . . .           1,219,000              1,219,000

Notes Receivable from Related Parties, including interest . . .             474,000                232,000

Other Assets, net . . . . . . . . . . . . . . . . . . . . . . .             250,000              1,846,000
                                                                   ----------------       ----------------
                                                                   $     28,960,000       $     49,393,000
                                                                   ================       ================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current Liabilities:
  Trade  payables   . . . . . . . . . . . . . . . . . . . . . .    $        492,000       $        531,000
  Accrued liabilities and other   . . . . . . . . . . . . . . .           2,464,000              2,392,000
  Notes payable   . . . . . . . . . . . . . . . . . . . . . . .             900,000                787,000
  Revenues and royalties payable  . . . . . . . . . . . . . . .           1,277,000                846,000
                                                                   ----------------       ----------------
        Total Current Liabilities   . . . . . . . . . . . . . .           5,133,000              4,556,000

Commitments and Contingencies (Note 12)

European Convertible Notes Payable  . . . . . . . . . . . . . .                  --             13,300,000

Redeemable Preferred Stock  . . . . . . . . . . . . . . . . . .           1,868,000              1,868,000

Stockholders' Equity:
  Common stock, $0.01 par value; authorized
     100,000,000 shares; issued 66,426,508 and
     72,913,833 shares, respectively  . . . . . . . . . . . . .             664,000                729,000
  Additional paid-in capital  . . . . . . . . . . . . . . . . .         132,572,000            140,696,000
  Retained deficit  . . . . . . . . . . . . . . . . . . . . . .         (90,520,000)           (90,999,000)
  Treasury stock, 5,983,655 shares held   . . . . . . . . . . .         (20,757,000)           (20,757,000)
                                                                   ----------------       ----------------
        Total Stockholders' Equity  . . . . . . . . . . . . . .          21,959,000             29,669,000
                                                                   ----------------       ----------------
                                                                   $     28,960,000       $     49,393,000
                                                                   ================       ================

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                              SEPTEMBER 30,                        SEPTEMBER 30,
                                                     ------------------------------      ------------------------------
                                                         1994             1995               1994               1995
                                                     -------------    -------------      -------------    -------------
Revenues:
  Oil and gas operations  . . . . . . . . . . . .    $     919,000    $   1,476,000      $   2,817,000    $   4,189,000
  Interest income   . . . . . . . . . . . . . . .           23,000          234,000             67,000          437,000
  Other income  . . . . . . . . . . . . . . . . .          194,000           90,000            562,000          555,000
                                                     -------------    -------------      -------------    -------------
                                                         1,136,000        1,800,000          3,446,000        5,181,000
Costs and Expenses:
  Oil and gas operating expenses  . . . . . . . .          328,000          463,000            991,000        1,343,000
  General and administrative expenses, net  . . .          875,000          774,000          2,372,000        2,285,000
  Depreciation and amortization   . . . . . . . .          515,000          672,000          1,444,000        1,810,000
  Interest expense and other  . . . . . . . . . .           22,000          173,000             68,000          322,000
                                                     -------------    -------------      -------------    -------------
                                                         1,740,000        2,082,000          4,875,000        5,760,000

    Loss before income taxes  . . . . . . . . . .         (604,000)        (282,000)        (1,429,000)        (579,000)

Income tax expense  . . . . . . . . . . . . . . .               --               --                 --               --
                                                     -------------    -------------      -------------    -------------

    Loss from continuing operations   . . . . . .         (604,000)        (282,000)        (1,429,000)        (579,000)

Discontinued Operations:
  Income (loss) from operations of discontinued well
    service and contract drilling segment   . . .         (127,000)              --           (507,000)              --
  Gain on sale of contract drilling rigs  . . . .           14,000               --            286,000               --
                                                     -------------    -------------      -------------    -------------
                                                          (113,000)              --           (221,000)              --
                                                     -------------    -------------      --------------   -------------

    Net loss  . . . . . . . . . . . . . . . . . .    $    (717,000)   $    (282,000)     $  (1,650,000)   $    (579,000)
                                                     =============    =============      =============    =============


Income (loss) per common share:
  Loss from continuing operations   . . . . . . .    $       (0.01)   $       (0.01)     $       (0.03)   $       (0.01)
  Discontinued operations   . . . . . . . . . . .            (0.00)              --              (0.00)              --
                                                     -------------    -------------      --------------   -------------
    Net loss  . . . . . . . . . . . . . . . . . .    $       (0.01)   $       (0.01)     $       (0.03)   $       (0.01)
                                                     =============    =============      =============    =============

Weighted average shares outstanding . . . . . . .       59,482,853       65,674,626         59,482,853       63,052,443
                                                     =============    =============      =============    =============





     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (unaudited)


                                                                ADDITIONAL
                                                COMMON           PAID-IN            RETAINED             TREASURY
                                                STOCK            CAPITAL            DEFICIT                STOCK
                                             -------------    ---------------    ---------------      ---------------
Balance, December 31, 1993  . . . . . . .    $     654,000    $   131,052,000    $   (81,986,000)     $   (20,757,000)
  Issuance of common stock, net   . . . .           10,000          1,520,000                 --                  --
  Adjustment for unrealized gains (losses)
     on available-for-sale securities   .               --                 --           (100,000)                  --
  Net loss  . . . . . . . . . . . . . . .               --                 --         (8,434,000)                  --
                                             -------------    ---------------    ---------------      ---------------
Balance, December 31, 1994  . . . . . . .          664,000        132,572,000        (90,520,000)(A)      (20,757,000)
  Issuances of common stock, net  . . . .           54,000          6,651,000                 --                   --
  Adjustment for unrealized gains (losses)
    on available-for-sale securities  . .               --                 --            100,000                   --
  Conversions of European notes payable .           11,000          1,473,000                 --                   --
  Net loss  . . . . . . . . . . . . . . .               --                 --           (579,000)                  --
                                             -------------    ---------------    ---------------      ---------------
Balance, September 30, 1995 . . . . . . .    $     729,000    $   140,696,000    $   (90,999,000)(A)  $   (20,757,000)
                                             =============    ===============    ================     ===============

--------------------
(A) Includes, as a component of Retained Deficit, net unrealized gains (losses) on available-for-sale securities of ($100,000) and $0 as of December 31, 1994 and September 30, 1995, respectively.


     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                   -----------------------------
                                                                                       1994             1995
                                                                                   ------------     ------------
Cash flows from operating activities:
  Net loss from continuing operations   . . . . . . . . . . . . . . . . . . .      $  (1,429,000)   $    (579,000)
    Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .          1,444,000        1,810,000
      Dividend income on investments in former subsidiaries   . . . . . . . .           (360,000)              --
      Forgiveness of related party note receivable  . . . . . . . . . . . . .            232,000          232,000
      Provision for doubtful accounts   . . . . . . . . . . . . . . . . . . .             18,000         (180,000)
      (Gain) loss on sales of assets and other  . . . . . . . . . . . . . . .           (107,000)        (628,000)
      Interest income on restricted cash  . . . . . . . . . . . . . . . . . .                 --         (294,000)

    Income (loss) from discontinued operations  . . . . . . . . . . . . . . .           (221,000)              --
      Adjustment to reconcile income (loss) to net cash used in
        operating activities:
        Depreciation and amortization   . . . . . . . . . . . . . . . . . . .             77,000               --
        Gain on sales of assets   . . . . . . . . . . . . . . . . . . . . . .           (286,000)              --

    Change in assets and liabilities:
      Decrease (increase) in accounts receivable  . . . . . . . . . . . . . .            833,000            3,000
      Increase (decrease) in trade payables and other   . . . . . . . . . . .           (843,000)      (1,145,000)
                                                                                   -------------    -------------
        Net cash provided by (used in) operating activities   . . . . . . . .           (642,000)        (781,000)
                                                                                   -------------    -------------

Cash flows from investing activities:
  Cash from acquired subsidiary   . . . . . . . . . . . . . . . . . . . . . .                 --          190,000
  Proceeds from sales of assets   . . . . . . . . . . . . . . . . . . . . . .          2,249,000        3,304,000
  Capital expenditures    . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,766,000)      (4,505,000)
                                                                                   -------------    -------------
        Net cash provided by investing activities   . . . . . . . . . . . . .            483,000       (1,011,000)
                                                                                   -------------    -------------

Cash flows from financing activities:
  Proceeds from issuances of common stock   . . . . . . . . . . . . . . . . .                 --        2,801,000
                                                                                   -------------    -------------
        Net cash provided by financing activities   . . . . . . . . . . . . .                 --        2,801,000
                                                                                   -------------    -------------

Net increase (decrease) in cash and temporary investments . . . . . . . . . .           (159,000)       1,009,000
Cash and temporary investments at beginning of period . . . . . . . . . . . .          3,299,000        2,828,000
                                                                                   -------------    -------------
Cash and temporary investments at end of period . . . . . . . . . . . . . . .      $   3,140,000    $   3,837,000
                                                                                   =============    =============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      68,000    $          --
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 --               --

  Significant non-cash transactions, excluding effects of mergers:
    Cash available in European segregated account   . . . . . . . . . . . . .      $          --    $   3,848,000
    Restricted cash in European segregated account  . . . . . . . . . . . . .                 --        9,674,000
    Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . .            400,000               --
    Current liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . .           (400,000)              --
    European convertible notes payable  . . . . . . . . . . . . . . . . . . .                 --      (15,000,000)
    Conversions of European notes payable to common stock   . . . . . . . . .                 --        1,700,000

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1994 AND 1995
                                  (unaudited)


(1)      MANAGEMENT'S REPRESENTATIONS

         In the opinion of Harken Energy Corporation ("Harken"), the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 1994 and September 30, 1995 and the results of its operations and changes in its cash flows for all periods presented as of September 30, 1994 and 1995. These adjustments represent normal recurring items. Certain prior year amounts have been reclassified to conform with the 1995 presentations.

         The accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations, although Harken believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Harken's Form 10-K for the year ended December 31, 1994.

         The results of operations for the nine month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

(2)      ACQUISITIONS

          Acquisition of CHAP Joint Venture Interests - In October 1994, Harken acquired additional joint venture interests in the CHAP Joint Venture ("CHAP") which was formed for the exploration and production of oil and gas on the Navajo Indian Reservation ("the Reservation"). This acquisition resulted in Harken increasing its ownership in the Reservation reserves, exploration acreage, development drilling locations and the Aneth Gas Plant. The acquisition of the sellers' interest raised Harken's total interest in CHAP from 50% to approximately 70% and increased Harken's share of daily production by approximately 40% over its previous interest. As consideration for this acquisition, Harken issued a total of 960,000 shares of restricted Harken common stock to the sellers, assumed certain liabilities of the sellers relating to the properties, and the sellers in turn retained responsibility for certain contingent operational and environmental liabilities related to the interests as well as retaining certain distributions made by CHAP prior to the actual date of closing.

         In May 1995, Harken again acquired an additional interest in CHAP, raising Harken's total interest in CHAP from approximately 70% to approximately 82%. The purchase consideration paid by Harken to the seller consisted of $300,000 cash plus the issuance of 534,000 shares of restricted Harken common stock. Harken also assumed certain liabilities of the seller relating to the properties, and the seller in turn retained responsibility for certain contingent operational and environmental liabilities related to the interests purchased. The above acquisitions of the additional interests in CHAP have been accounted for under the purchase method of accounting.

         Merger with Search Exploration, Inc. - In November 1994, Harken announced the signing of an Agreement and Plan of Merger (the "Merger Agreement") with Search Exploration, Inc. ("Search"). Search is primarily engaged in the domestic exploration for, and development and production of oil and gas reserves. Pursuant to the

Merger Agreement, Search merged with and into Search Acquisition Corp., a wholly owned subsidiary of Harken (the "Merger"). Upon the consummation of the Merger, (a) each outstanding share of Search common stock was converted into the right to receive that number of shares of Harken common stock determined by dividing $0.8099 by the average of the closing sales price of a share of Harken common stock on the American Stock Exchange over the 30 days immediately preceding the date that is five trading days prior to the consummation of the Merger, subject to certain restrictions ("the Average Trading Price"); (b) each outstanding share of Search Series 1993 Redeemable Preferred Stock was converted into the right to receive that number of shares of Harken common stock determined by dividing $1.00 by the Average Trading Price; and (c) certain promissory notes to be issued by Search were, by their terms, converted into the right to receive that number of shares of Harken common stock determined by dividing the principal amount of each note by the Average Trading Price. In addition, the holders of Search common stock, certain notes and overriding royalty interests in certain properties of Search received a non-transferable right to receive additional shares in the future, if any, of Harken common stock or, under certain circumstances, cash, based upon the increase that may subsequently be realized in the value of a group of undeveloped leases and properties of Search. The Merger was consummated following a vote held at a Search stockholders meeting on May 22, 1995 and has been accounted for under the purchase method of accounting.

         As of December 31, 1994, Search had proved reserves of approximately 19,000 barrels of oil and 1,298,000 mcf of gas with a net present value of approximately $1,513,000 and had gross revenue interests in 42 productive wells, none of which were operated by Search.

         Acquisition of Texas Panhandle Producing Properties - In October 1995, a wholly owned subsidiary of Harken acquired certain interests in non-operated producing properties located in the panhandle region of Texas. As consideration for the purchase of these interests, Harken issued three million shares of restricted Harken common stock, one million warrants to purchase additional shares of restricted Harken common stock at $2 per share, and assumed $750,000 of short term notes payable. Harken made payments totalling approximately $417,000 on these notes payable at closing and the remaining balance is scheduled to be paid in monthly installments through March 1996. Also, Harken issued an additional 82,759 shares of restricted Harken common stock to a financial advisor as a fee in connection with the acquisition. Pursuant to the acquisition, if at the expiration of three years, or earlier upon certain conditions, the aggregate proceeds received by the sellers upon the sale of all three million shares of Harken common stock issued is less than $4 million, the sellers have the right to receive from Harken, at their election, property having a value of, or a promissory note in the principal amount equal to, the difference between $4 million and the proceeds received by the sellers upon the sale of the three million shares of Harken common stock.

         Harken estimates that as of June 30, 1995, the acquired interests in these producing properties represent approximately 1.3 million barrels of oil and 534,000 mcf of gas. The purchase price of this acquisition will be allocated entirely to the producing properties.

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

         During 1994, Harken converted a portion of its shares of E-Z Serve Series C Preferred into E-Z Serve common stock and sold certain of its E-Z Serve common stock. During the fourth quarter of 1994, Harken also began reviewing the potential for a sale to other parties of some or all of its remaining investment in E-Z Serve Series C Preferred and related accrued dividends. Based on the terms and consideration of these potential transactions, the market price of E-Z Serve common stock, the conversion terms and limited marketability of the E-Z Serve Series C Preferred and the overall capital structure of E-Z Serve, Harken deemed that a decline in value that was other than temporary had occurred with respect to its investment in E-Z Serve Series C Preferred. Accordingly, Harken reclassified its investment in E-Z Serve Series C Preferred and its related accrued dividends receivable from E-Z Serve to current assets at December 31, 1994, at a total estimated realizable value of $2,898,000. Such amount is reflected as Investment in Former Subsidiary Held for Resale in the accompanying consolidated balance sheet. In connection with this determination, Harken recorded a decline in value of $5,831,000 at December 31, 1994. In March 1995, Harken sold its investment in E-Z Serve Series C Preferred and its related accrued dividends receivable from E-Z Serve and received cash proceeds of approximately $2,779,000, an amount approximately equal to Harken's recorded value.

         Harken recorded dividend income of $360,000 during the nine months ended September 30, 1994 related to the E-Z Serve Series C Preferred and has included such dividends in Other Income in the accompanying financial statements. No dividend income was recorded during the nine months ended September 30, 1995.

         Tejas Preferred Stock -- Harken holds 1,000 shares of Tejas Power Corporation Series B Preferred Stock, $.01 par value per share ("Tejas Preferred Stock"), which it acquired at a purchase price of $1,200,000.

(4) MARKETABLE EQUITY SECURITIES

         At December 31, 1994, and during the first six months of 1995, Harken carried an investment in the common stock of E-Z Serve, including shares of E-Z Serve common stock resulting from the conversion of certain shares of E-Z Serve Series C Preferred in June 1994 and January 1995. Harken's investment in E-Z Serve Series C Preferred was not accounted for pursuant to Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments in Debt and Equity Securities" ("SFAS 115"), as it is not a readily marketable security. Beginning in 1994 pursuant to SFAS 115, Harken classified its investment in E-Z Serve common stock as available for sale. The following is a summary of Harken's marketable equity securities at December 31, 1994 and September 30, 1995, which are included in Prepaid Expenses and Other Current Assets in the accompanying balance sheet. Harken sold its investment in the common stock of E-Z Serve during the third quarter of 1995.

                                                                   DECEMBER 31,               SEPTEMBER 30,
                 AVAILABLE-FOR-SALE                                    1994                       1995
                 ------------------                             -----------------          ------------------
                 Cost                                            $      210,000               $         --
                 Gross Unrealized Gains                                      --                         --
                 Gross Unrealized Losses                               (100,000)                        --
                                                                 --------------               ------------
                 Estimated Fair Value                            $      110,000               $         --
                                                                 ==============               ============

                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                ------------------------------------------
                 AVAILABLE-FOR-SALE                                   1994                        1995
                 ------------------                             ---------------             --------------
                 Gross Realized Gains                             $    101,000                 $    81,000
                 Gross Realized Losses                                      --                          --

         An unrealized gain (loss) on available-for-sale securities of ($100,000) was recognized at December 31, 1994 and included as a component of stockholders' equity.

(5)      PROPERTY AND EQUIPMENT

         A summary of property and equipment follows:

                                                                            DECEMBER 31,      SEPTEMBER 30,
                                                                                1994                1995
                                                                          ----------------    --------------
       Oil and gas properties --
            Evaluated   . . . . . . . . . . . . . . . . . . . . . . .      $   13,944,000     $  18,077,000
            Unevaluated   . . . . . . . . . . . . . . . . . . . . . .           7,446,000        12,363,000
       Gas plants and other property  . . . . . . . . . . . . . . . .           6,646,000         6,392,000
       Less accumulated depreciation
            and amortization  . . . . . . . . . . . . . . . . . . . .          (7,859,000)       (9,469,000)
                                                                           --------------     -------------
                                                                           $   20,177,000     $  27,363,000
                                                                           ==============     =============

       Costs of unevaluated oil and gas properties at December 31, 1994 include $5,820,000 and $1,626,000 of domestic properties and international properties, respectively. Costs of unevaluated oil and gas properties at September 30, 1995 include $7,906,000 and $4,457,000 of domestic properties and international properties, respectively.

(6)     NOTES PAYABLE

       In March 1994, a lawsuit was settled whereby a Harken subsidiary executed a non-interest bearing note payable in the principal amount of $500,000 which was paid to the subsidiary's former stockholder on January 5, 1995. This obligation is included in Notes Payable in the accompanying December 31, 1994 balance sheet.

       Further, under the terms of this March 1994 agreement, the subsidiary purchased the former stockholder's 3% working interest in the wells drilled by Harken Southwest Corporation ("HSW"), a wholly-owned subsidiary, as well as all rights held by the former stockholder to participate in future wells drilled by HSW on the Navajo Reservation, effective January 1, 1994. As consideration for such purchase, the subsidiary issued a 10% note payable in the amount of $400,000 which is due and payable to the subsidiary's former stockholder on or before January 3, 1996. This note is included in Notes Payable in the accompanying balance sheets. The balance is included as a current liability as HSW is obligated under this agreement to pay 75% of the monthly net cash flow (as defined) from the acquired interest to an escrow account which will serve as collateral for the above notes payable until the notes are fully paid.

       As part of the acquisition of Search, in May 1995, Harken assumed approximately $442,000 of notes payable to former partners in certain limited partnerships managed by a subsidiary of Search. Such notes bear interest at 10% per annum and are payable in semiannual installments beginning June 30, 1995 through June 30, 1998. Such notes are included in Notes Payable in the accompanying balance sheet. See further discussion of the Search acquisition at Note 2 - Acquisitions.

(7)    EUROPEAN CONVERTIBLE NOTES PAYABLE

       During the second quarter of 1995, Harken issued to qualified purchasers a total of $15 million in 8% Senior Convertible Notes (the "Notes") which mature in May 1998. Interest on these notes is payable semi-annually in May and November of each year to maturity or until the Notes are converted. Such Notes are convertible by the holders into shares of Harken common stock at an exercise price of $1.50 per share ("the Conversion Price"). Such Notes are also convertible by Harken into shares of Harken common stock after one year following issuance, if for any period of thirty consecutive days the closing price for each day during such period shall have equaled or exceeded 140% of the Conversion Price (or $2.10 per share of Harken common stock). The Conversion Price of the Notes was established as the average of the daily low and closing market prices of Harken common stock for the three trading days prior to April 27, 1995, which was the date of the final offering memorandum for the Notes, and is subject to adjustment upon the occurrence of certain events.

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

       Upon conversion, any proceeds attributable to the Notes converted which remain in the Segregated Account will be released and paid to Harken without
regard to the value of any collateral then existing.   As of September 30,
1995, Harken had received notification that holders of Notes totalling $1,700,000 had exercised their conversion option and were issued 1,133,328 shares of Harken common stock. Subsequent to September 30, 1995, additional notifications of exercise of conversion options have been received from holders of Notes totalling $500,000, which has resulted in the additional issuance of 333,333 shares of Harken common stock.

       The Notes were sold strictly to non-U.S. purchasers and are convertible in $50,000 increments. The Notes and the Harken common stock issuable upon conversion of the Notes have been or will be issued without registration under the United States Securities Act of 1933 (the "Securities Act") pursuant to an exemption contained in Regulation S promulgated under the Securities Act.

       In connection with the sale and issuance of the Notes, Harken paid approximately $1,750,000 from the Note proceeds for commissions and issuance costs. Such costs have been deferred and are included in Other Assets in the accompanying Financial Statements and are being amortized over the period until conversion or maturity of the Notes. In addition, at closing of the Notes, Harken issued to the placement agents certain non-transferrable stock purchase warrants to purchase one million shares of Harken common stock which are exercisable by the holders thereof at any time following six months after closing at an exercise price equal to the Conversion Price described above, and expiring in May 1999. Also, Harken paid an additional fee in the form of 92,308 shares of Harken common stock to another financial advisor in connection with the Notes.

       To the extent that proceeds invested in the Segregated Account at the balance sheet date are available under the above discussed collateral-based limitations, such cash is included as a current asset in Cash Available in European Segregated Account in the accompanying balance sheet. Segregated Account cash that is not available as of the balance sheet date, due to the collateral based limitations, is reflected as Restricted Cash in European Segregated Account in the accompanying balance sheet, as a non-current asset. The cash proceeds of the Notes are not included in the Statement of Cash Flows because the proceeds are not considered to be cash equivalents.

(8)    DISCONTINUED OPERATIONS

       In May 1994, Harken announced that it had discontinued its well servicing operations which it had conducted through Supreme Well Service Company ("Supreme"), a wholly-owned subsidiary. Harken has sold the equipment assets of Supreme and has utilized the proceeds toward developing Harken's exploration and production operations, both domestically and internationally. As a result of this decision, Harken has reflected the revenues and expenses of Harken's well servicing and contract drilling segment as discontinued operations in the accompanying financial statements. Such discontinued operations include revenues of $1,039,000 as of September 30, 1994. This revenue amount includes $272,000 of gain on the sale of Harken's contract drilling assets which occurred during the first quarter of 1994.

(9)    STOCKHOLDERS' EQUITY

       Common Stock - Harken currently has authorized 100,000,000 shares of $.01 par common stock. At December 31, 1994 and September 30, 1995, Harken had issued 66,426,508 and 72,913,833 shares, respectively, and held 5,983,655 shares as treasury stock at a cost of $20,757,000.

       Acquisition of CHAP Interests -- In October 1994, Harken acquired an additional interest of approximately 20% in CHAP in exchange for, among other consideration, 960,000 restricted shares of Harken common stock. In May 1995, Harken acquired an additional interest of approximately 12% in CHAP in exchange for, among other consideration, 534,000 restricted shares of Harken common stock.

       Acquisition of Search Exploration, Inc. -- In May 1995, Harken consummated the Merger with Search. See Note 2- Acquisitions for further discussion. Pursuant to the terms of the Merger Agreement, a total of approximately 2.2 million shares of Harken common stock were issued to the common stockholders of Search, preferred stockholders of Search and certain note holders of Search. Up to approximately 8.8 million additional shares of Harken common stock may be issued in connection with the Merger, including (i) up to 732,771 shares of Harken common stock upon the exercise of certain warrants issued by Harken, and (ii) up to 8.1 million shares of Harken common stock ("Contingent Shares"), if any, may be issued on or about September 30, 1996 to the holders of record at the effective time of the Merger of certain Search securities issued by Search and overriding royalty interests in certain properties held by Search, based in part upon the increase that may subsequently be realized in the value of a group of undeveloped leases and properties of Search. As of the most recent valuation date required under the terms of the Merger Agreement, no Contingent Shares would be issuable based upon the value of this group of undeveloped leases and properties of Search.

       Issuance of European Convertible Notes -- In connection with the issuance of $15 million in European 8% Senior Convertible Notes in May 1995, Harken issued to the placement agents for the Notes certain non-registered non-transferrable stock purchase warrants to purchase one million shares of Harken common stock which are exercisable by the holders thereof at any time following six months after closing at an exercise price of $1.50 per share, and expiring in May 1999. In addition, the Notes are convertible under certain terms into up to approximately 10,000,000 shares of Harken common stock. See Note 7 - European Convertible Notes Payable for further discussion. Also, Harken paid an additional fee of 92,308 shares of Harken common stock to a financial advisor in connection with the Notes and the market value of such shares as of the date issued is included as deferred debt issuance costs in Other Assets in the accompanying Balance Sheet.

       Private Placements of Common Stock -- On March 1, 1995, Harken sold 600,000 shares of newly issued Harken common stock to an institutional purchaser in exchange for net proceeds of $657,000. Harken subsequently entered into an agreement on April 7, 1995 to sell to this same institutional purchaser an additional 600,000 shares of Harken common stock in exchange for net proceeds of $747,000.

       In July and August of 1995, Harken received additional net proceeds of $654,000 and $757,000, respectively, related to the sale of a combined total of 1,300,000 shares of Harken common stock to certain institutional and/or accredited purchasers. In November 1995, Harken received an additional $1,633,000 related to the sale of 1,460,000 shares of Harken common stock previously held as treasury stock to certain institutional and/or accredited purchasers. In connection with certain of these placements, Harken issued to certain financial advisors an aggregate total of 206,000 warrants to purchase shares of Harken common stock at an average exercise price of $1.67 per share.

       Acquisition of Texas Panhandle Producing Properties -- In October 1995, a wholly owned subsidiary of Harken issued 3,000,000 shares of restricted Harken common stock previously held as treasury stock in exchange for certain non- operated producing properties located in the panhandle region of Texas.
As part of the purchase of these interests, Harken also issued 1,000,000 warrants to purchase additional shares of restricted Harken common stock at $2 per share, and also issued 82,759 shares of restricted Harken common stock previously held as treasury stock to a financial advisor as a fee in connection with the acquisition.

(10)   PER SHARE DATA

       Per share data has been computed based on the weighted average number of shares of common stock outstanding during each period.

(11)   INCOME TAXES

       At September 30, 1995, Harken had available for federal income tax reporting purposes, net operating loss (NOL) carryforward for regular tax purposes of approximately $60,000,000 which expires in 1997 through 2010, alternative minimum tax NOL carryforward of approximately $53,000,000 which expires in 1997 through 2010, investment tax credit carryforward of approximately $860,000 which expires in 1995 through 2002, contribution carryforward of approximately $57,000 which expires in 2000 through 2009, statutory depletion carryforward of approximately $1,150,000 which does not have an expiration date, jobs tax credit carryforward of approximately $57,000 which expires in 1995 and a net capital loss carryforward of approximately $6,100,000 which expires in 2007. Approximately $14,000,000 of the net operating loss carryforward has been acquired with the purchase of subsidiaries and must be used to offset future income from profitable operations within those subsidiaries.

       Total deferred tax liabilities and total deferred tax assets as of September 30, 1995, computed under the provisions of the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", were approximately $7,616,000 and $20,400,000, respectively. The total net deferred tax asset is offset by the valuation allowance of approximately $12,784,000 at September 30, 1995.

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

       In September 1994, Harken announced that Huffco Group, Inc. ("Huffco") of Houston, Texas joined Harken in the drilling of its first exploratory well under the Alcaravan Contract. Under the terms of this joint venture agreement, which was approved by Ecopetrol, Harken served as operator and retained a 50% interest in the well. The well, the Alcaravan #1, was spudded in early February 1995 and was drilled to a depth of 10,550 feet to test for commercial quantities of oil in the oil prone zones prevalent in the Llanos Basin; the Carbonera, Mirador, Guadalupe and the basal Cretaceous formations. In April 1995, Harken announced that the Alcaravan #1 well failed to produce commercial quantities of oil. In addition, Huffco elected to not participate in the further exploration and development of the Alcaravan acreage, therefore, Harken will seek a new partner for the continued development of the Alcaravan acreage.

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

       During the first year of the Bocachico Contract, Harken conducted seismic activities on the land covered by this contract including the reprocessing of at least 250 kilometers of existing seismic data and the acquisition of at least 35 kilometers of new seismic data. During each of the 2nd through the 6th contract years, Harken may elect to continue the contract by committing to the drilling of at least one well during each contract year.

       During the initial six year term, called the Exploration Period under either the Alcaravan or Bocachico Contracts, if Harken has discovered the existence of commercial production in the contract area, the contract will be further extended for a period of 22 years from the date of any commercial discovery of oil and/or gas. If Harken makes a commercial discovery of oil and/or gas which is approved by Ecopetrol, the standard terms of the Alcaravan or Bocachico Contracts will apply. Such terms provide for Ecopetrol to reimburse Harken for 50% of its successful well costs expended up to the point of commercial discovery and to receive a 20% royalty interest and for both Ecopetrol and Harken to each have a 50% working interest.

       In addition to reprocessing and acquiring seismic data during the first contract year of the Bocachico Contract, Harken has also conducted engineering studies to evaluate the potential for recovering existing oil reserves in the Rio Negro area, which is located in the northern portion of the Bocachico
Contract area.   Three wells were drilled over 30 years ago in this area by another contractor who produced and subsequently abandoned the wells. Well information and data, including production rates, well logs and pressure tests, has been utilized by Harken in its studies to evaluate the feasibility of applying modern production and recovery techniques in this area. Harken is also acquiring a minimum of 35 kilometers of seismic data on the Bocachico Contract area in 1995. On January 19, 1995, after completing the engineering feasibility study, Harken notified Ecopetrol of Harken's commitment to drill a well under the Bocachico Contract, and thereby extended the contract into its second year.

       In October 1995, Harken entered into a Development Finance Agreement (the "Development Agreement") with Arbco Associates L.P., Offense Group Associates L.P., Kayne Anderson Nontraditional Investments L.P. and Opportunity Associates L.P. (collectively, the "Investors"), pursuant to which the Investors agreed to provide up to $3,500,000 to Harken to finance the drilling of two wells on the Rio Negro prospect in the Bocachico Contract area in exchange for the right to receive future payments from Harken equal to 40% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from the Rio Negro prospect (the "Participation") if the planned drilling on that prospect is successful. Pursuant to the Development Agreement, Harken has agreed to drill two wells on the Rio Negro prospect. Harken has selected its first well site and currently anticipates beginning site preparation and rig mobilization upon receipt of final environmental and drilling permits during the fourth quater of 1995.

       Pursuant to the Development Agreement, the Investors have the right at any time prior to October 12, 1997 (the "Commitment Date"), to convert all or part of the Participation into shares of a newly created series of preferred stock of Harken (the "Preferred Stock"), and Harken likewise has the right, exercisable at the Commitment Date, to convert up to 75% of the Participation into shares of Preferred Stock if the Investors have not previously elected to convert all of such Participation. If Harken exercises its right to convert the Participation into Preferred Stock, the Investors at that time can elect to receive cash instead of Preferred Stock or elect to further convert any remaining portion of the Participation into additional shares of Preferred Stock. The shares of Preferred Stock which may be issued would be constituted as the Series D Preferred and would pay dividends at an annual rate of 15% and are redeemable by Harken without premium except for accrued unpaid dividends at any time after the Commitment Date, and must be redeemed by Harken no later than October 12, 2000. A failure by Harken to timely pay dividends due under this preferred stock for three quarters or to redeem such preferred stock when due would give rise to a right exercisable on behalf of the Investors to elect one director to Harken's board.

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

       Cambulos Contract - In September 1995, Harken announced that Harken de Colombia, Ltd. had signed its fourth Association Contract with Ecopetrol, covering the Cambulos contract area. Under the Cambulos Contract, Harken has acquired the exclusive rights to conduct exploration activities in the Cambulos Contract area, which covers approximately 300,000 acres in the Middle Magdalena Valley of Central Colombia.

       During the first two years of the Cambulos Contract, Harken will conduct geologic studies on the lands covered by this contract, including reprocessing of at least 400 km of existing seismic data and the acquisition of at least 90 km of new seismic data. During each of the third through the sixth contract years, Harken may elect to continue the contract by committing to the drilling of at least one well during each contract year.

       During this initial six year term, called the Exploration Period under both the Playero and Cambulos Contracts, if Harken has discovered the existence of commercial production in the Playero or Cambulos Contract area, the contracts will be further extended for a period of 22 years from the date of termination of the Exploration Period with a total term not to exceed 28 years. If Harken makes a commercial discovery of oil and/or gas which is approved by Ecopetrol, the standard terms of the Playero or Cambulos Contracts will apply. The Playero and Cambulos Contracts were granted by Ecopetrol under a new form of Association Contract which has modified various standard terms from the previous form of Association Contract which was used on the Alcaravan and Bocachico Contracts. Such terms provide for Ecopetrol to reimburse Harken for 50% of its successful well costs expended up to the point of a commercial discovery and to receive a 20% royalty interest. Although both Ecopetrol and Harken each would have a 50% working interest, production net of royalty would be allocated 50% to each party until accumulated production from the Playero or Cambulos Contract area reaches a cumulative total of 60 million barrels of oil. After that cumulative production level is achieved, production net of royalty is allocated at rates to Harken from 50% to 25% based upon the relative profitability of the project with Ecopetrol receiving the remaining 50% to 75% of such additional production.

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

       Harken has accrued approximately $787,000 at September 30, 1995 relating to other operational or regulatory liabilities. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including the guarantee of certain lease obligations, which in management's opinion, will not result in significant loss exposure to Harken.

       Search Acquisition Corp., a wholly-owned subsidiary of Harken, has been named as a defendant in a lawsuit by certain parties. Harken cannot predict the outcome of this litigation, but it believes that Search Acquisition Corp. has numerous meritorious defenses to this lawsuit and is vigorously defending this lawsuit.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS


       The following is management's discussion and analysis of certain significant factors which have affected Harken's earnings and balance sheet during the periods included in the accompanying consolidated financial statements. Consolidated results of operations were consistent with management's expectations for the nine month period ended September 30, 1995.

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                 ------------------------------
       EXPLORATION AND PRODUCTION                                                      1994            1995
       --------------------------                                                --------------- --------------
       OPERATIONS
       ----------

            REVENUES
            --------
            Oil sales revenues                                                   $   1,734,000    $  2,688,000
                Oil volumes in barrels                                                 109,000         143,000
                Oil price per barrel                                             $      15.91     $      18.80
            Gas sales revenues                                                   $     500,000    $    909,000
                Gas volumes in mcf                                                     279,000         634,000
                Gas price per mcf                                                $        1.79    $       1.43
            Gas plant revenues                                                   $     583,000    $    592,000

       OTHER REVENUES
       --------------

            Interest income                                                      $     67,000     $    437,000
            Other income                                                         $     562,000    $    555,000

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

       Oil and gas revenues, primarily from HSW's operations, reflect the low price for oil experienced during the first nine months of 1994 compared to a stronger oil price during the first nine months of 1995, as well as the increased 1995 production volumes from the above acquired interests. Harken drilled five wells during the first half of 1995 on acreage it holds in the Paradox Basin area, in an effort to offset the production declines typically experienced in the region and increase revenues and cash flow from its oil and gas operations. Gas revenues increased during the first nine months of 1995 compared to 1994, partly due to the increase in CHAP ownership, and due to the adjustment to certain gas related liabilities, and in spite of the sharp decrease in gas prices experienced during the first quarter of 1995, with no subsequent improvement occurring so far during 1995. Gas plant revenues remained fairly even despite the increased ownership in CHAP due to a reduction from the prior year in CHAP's ownership in the Aneth Gas Plant as calculated based on each owner's throughput volume.

       In November 1994, Harken announced the signing of a Merger Agreement with Search Exploration, Inc. ("Search"), and upon consummation of the Merger on May 22, 1995, approximately 2.2 million shares of Harken common stock were issued. Search is primarily engaged in the domestic exploration for, development and production of oil and gas reserves. The Merger with Search was accounted for under the purchase method of accounting and has had minimal impact on Harken's results of operations for the nine months ended September 30, 1995.

       Other income during the first nine months of 1994 consisted primarily of $360,000 of dividend income related to the E-Z Serve Series C Preferred. Other income during the first nine months of 1995 consisted primarily of gains of approximately $309,000 on the sales of Harken's investments in E-Z Serve Series C Preferred Stock and E-Z Serve common stock. Interest income increased during the first nine months of 1995 compared to the prior year due to the interest earned on invested Segregated Account cash pursuant to the May 1995 receipt of proceeds from the European Convertible Notes.

       Oil and gas operating expenses increased during the first nine months of 1995 compared to 1994 due to the additional CHAP ownership resulting from the above described acquisition of CHAP interests in October 1994 and May 1995.

       Interest expense increased due to the accrual of interest incurred on the $15,000,000 European Convertible Notes beginning in May 1995.

       In May 1994, Harken announced the discontinuance of its well servicing operations which it had conducted through Supreme Well Service Company ("Supreme"), a wholly-owned subsidiary. As a result of this decision, Harken has reflected the revenues and expenses of its well service and contract drilling segment as discontinued operations in the accompanying financial statements.

OTHER COSTS AND EXPENSES

       General and administrative expenses have remained fairly constant despite the growth in operating revenues during the first nine months of 1995 compared to 1994 due to Harken's continuing efforts to minimize administrative expenses, and due to the fact that such growth has consisted mainly of acquisitions of additional interests in Harken's CHAP operations. Also, during the second quarter of 1995, Harken adjusted certain valuation allowance accounts by approximately $230,000, to more accurately reflect these accounts in its balance sheet.

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

                        LIQUIDITY AND CAPITAL RESOURCES

       During the first nine months of 1995, cash and temporary investments increased by $1,009,000 primarily from $2,779,000 of cash proceeds received from the sale of Harken's investment in E-Z Serve Series C Preferred and the receipt of $2,801,000 in net proceeds from the issuance of 2,500,000 shares of Harken common stock in private placements. Capital expenditures during the first nine months of 1995 totalled approximately $4,505,000 related to drilling activities both domestically and in Colombia. Cash used by operations during the first nine months of 1995 totalled $781,000. Additional capital expenditures will be incurred only to the extent that cash flow from operations or additional funds are available. Harken believes that cash flow from operations, including the October 1995 acquired interest in certain Texas panhandle producing properties, will be sufficient to meet its operating cash requirements for the remainder of 1995 and throughout 1996.

       Capital expenditures related to Harken's Colombian operations are expected to total a minimum of approximately $3.2 million during 1996, with a majority of such costs related to the Rio Negro prospect on the Bocachico Contract area. In October 1995, Harken entered into a Development Finance Agreement with a certain group of investors to provide up to $3.5 million to Harken to finance the drilling of two wells on the Rio Negro prospect. See further discussion below. Generally, amounts required to fund international activities, including Colombia and Bahrain, as well as domestic drilling costs and other capital expenditures, including acquisitions, will be funded from existing cash balances (including available European segregated account cash), asset sales, stock or debt issuances, operating cash flows and potentially from industry partners. Any acreage on the Navajo Indian Reservation which was not held by production as of July 31, 1995, has now expired pursuant to the operating agreements with the Navajo Tribe of Indians. Harken did not record an impairment associated with this expiration, as no value had been allocated to this exploratory acreage.

        Excluded from the above cash and temporary investments balances and activity is the net proceeds totalling approximately $13,250,000 generated from the sale of a total of $15,000,000 in European 8% Senior Convertible Notes (the "Notes") in May 1995, which mature in May 1998. Such notes are convertible by the holders into shares of Harken common stock at an exercise price of $1.50 per share, and convertible by Harken into shares of Harken common stock after one year following issuance, if for any period of thirty consecutive days the closing price for each day during such period shall have equalled or exceeded 140% of the Conversion Price (or $2.10 per share of Harken common stock). The Notes are collateralized by a negative pledge from Harken of certain defined categories of assets. Upon closing, all proceeds from the sale of the Notes were paid to a paying and conversion agent and are held in a separate interest bearing bank account (the "Segregated Account") to be maintained in Harken's name, until the paying and conversion agent is presented with evidence of sufficient collateral held by Harken to permit an advance of a portion of the proceeds.

       Upon a conversion, any proceeds attributable to the Notes converted which remain in the Segregated Account will be released and paid to Harken without regard to the value of any collateral then existing. As of September 30, 1995, Harken had received notification that holders of notes totalling $1,700,000 had exercised their conversion option and were to receive 1,133,328 shares of unrestricted Harken common stock. Subsequent to September 30, 1995, additional notifications of exercise of conversion options have been received from holders of notes totalling $500,000, which has resulted in the additional issuance of 333,333 shares of unrestricted Harken common stock.

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

        In October 1995, Harken acquired interests in certain non-operated producing properties located in the panhandle region of Texas. As consideration for the purchase of these interests, Harken issued three million shares of restricted Harken common stock, one million warrants to purchase additional shares of restricted Harken common stock at $2 per share, and assumed $750,000 of short term notes payable. Harken made payments totalling approximately $413,000 on these notes payable at closing and the remaining balance is scheduled to be paid in monthly installments through March 1996. Harken anticipates additional cash flow as a result of this acquisition, with a minimal increase in internal general and administrative expenses.

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

       In September 1994, Harken announced that Huffco Group, Inc. ("Huffco") of Houston, Texas joined Harken in the drilling of its first exploratory well under the Alcaravan Contract. Under the terms of this joint venture agreement, which was approved by Ecopetrol, Harken served as operator and retained a 50% interest in the well. The well, the Alcaravan #1, was spudded in early February 1995 and was drilled to a depth of 10,550 feet to test for commercial quantities of oil in the oil prone zones prevalent in the Llanos Basin; the Carbonera, Mirador, Guadalupe and the basal Cretaceous formations. In April 1995, Harken announced that the Alcaravan #1 well failed to produce commercial quantities of oil. In addition, Huffco elected to not participate in the further exploration and development of the Alcaravan acreage, therefore, Harken will seek a new partner for the continued development of the Alcaravan acreage.

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

       During the first year of the Bocachico Contract, Harken conducted seismic activities on the land covered by this contract including the reprocessing of at least 250 kilometers of existing seismic data and the acquisition of at least 35 kilometers of new seismic data. During each of the 2nd through the 6th contract years, Harken may elect to continue the contract by committing to the drilling of at least one well during each contract year.

       During the initial six year term, called the Exploration Period under either the Alcaravan or Bocachico Contracts, if Harken has discovered the existence of commercial production in the contract area, the contract will be further extended for a period of 22 years from the date of any commercial discovery of oil and/or gas. If Harken makes a commercial discovery of oil and/or gas which is approved by Ecopetrol, the standard terms of the Alcaravan or Bocachico Contracts will apply. Such terms provide for Ecopetrol to reimburse Harken for 50% of its successful well costs expended up to the point of commercial discovery and to receive a 20% royalty interest and for both Ecopetrol and Harken to each have a 50% working interest.

       In addition to reprocessing and acquiring seismic data during the first contract year of the Bocachico Contract, Harken has also conducted engineering studies to evaluate the potential for recovering existing oil reserves in the Rio Negro area, which is located in the northern portion of the Bocachico
Contract area.   Three wells were drilled over 30 years ago in this area by another contractor who produced and subsequently abandoned the wells. Well information and data, including production rates, well logs and pressure tests, has been utilized by Harken in its studies to evaluate the feasibility of applying modern production and recovery techniques in this area. Harken is also acquiring a minimum of 35 kilometers of seismic data on the Bocachico Contract area in 1995. On January 19, 1995, after completing the engineering feasibility study, Harken notified Ecopetrol of Harken's commitment to drill a well under the Bocachico Contract, and thereby extended the contract into its second year.

       In October 1995, Harken entered into a Development Finance Agreement (the "Development Agreement") with Arbco Associates L.P., Offense Group Associates L.P., Kayne Anderson Nontraditional Investments L.P. and Opportunity Associates L.P. (collectively, the "Investors"), pursuant to which the Investors agreed to provide up to $3,500,000 to Harken to finance the drilling of two wells on the Rio Negro prospect in the Bocachico Contract area in exchange for the right to receive future payments from Harken equal to 40% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from the Rio Negro prospect (the "Participation") if the planned drilling on that prospect is successful. Pursuant to the Development Agreement, Harken has agreed to drill two wells on the Rio Negro prospect. Harken has selected its first well site and currently anticipates beginning site preparation and rig mobilization upon receipt of final environmental and drilling permits during the fourth quarter of 1995.

       Pursuant to the Development Agreement, the Investors have the right at any time prior to October 12, 1997 (the "Commitment Date"), to convert all or part of the Participation into shares of a newly created series of preferred stock of Harken (the "Preferred Stock"), and Harken likewise has the right, exercisable at the Commitment Date, to convert up to 75% of the Participation into shares of Preferred Stock if the Investors have not previously elected to convert all of such Participation. If Harken exercises its right to convert the Participation into Preferred Stock, the Investors at that time can elect to receive cash instead of Preferred Stock or elect to further convert any remaining portion of the Participation into additional shares of Preferred Stock. The shares of Preferred Stock which may be issued would be constituted as the Series D Preferred and would pay dividends at an annual rate of 15% and are redeemable by Harken without premium except for accrued unpaid dividends at any time after the Commitment Date, and must be redeemed by Harken no later than October 12, 2000. A failure by Harken to timely pay dividends due under this preferred stock for three quarters or to redeem such preferred stock when due would give rise to a right exercisable on behalf of the Investors to elect one director to Harken's board.

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

       Cambulos Contract - In September 1995, Harken announced that Harken de Colombia, Ltd. had signed its fourth Association Contract with Ecopetrol, covering the Cambulos contract area. Under the Cambulos Contract, Harken has acquired the exclusive rights to conduct exploration activities in the Cambulos Contract area, which covers approximately 300,000 acres in the Middle Magdalena Valley of Central Colombia.

       During the first two years of the Cambulos Contract, Harken will conduct geologic studies on the lands covered by this contract, including reprocessing of at least 400 km of existing seismic data and the acquisition of at least 90 km of new seismic data. During each of the third through the sixth contract years, Harken may elect to continue the contract by committing to the drilling of at least one well during each contract year.

       During this initial six year term, called the Exploration Period under both the Playero and Cambulos Contracts, if Harken has discovered the existence of commercial production in the Playero or Cambulos Contract area, the contracts will be further extended for a period of 22 years from the date of termination of the Exploration Period with a total term not to exceed 28 years. If Harken makes a commercial discovery of oil and/or gas which is approved by Ecopetrol, the standard terms of the Playero or Cambulos Contracts will apply. The Playero and Cambulos Contracts were granted by Ecopetrol under a new form of Association Contract which has modified various standard terms from the previous form of Association Contract which was used on the Alcaravan and Bocachico Contracts. Such terms provide for Ecopetrol to reimburse Harken for 50% of its successful well costs expended up to the point of a commercial discovery and to receive a 20% royalty interest. Although both Ecopetrol and Harken each would have a 50% working interest, production net of royalty would be allocated 50% to each party until accumulated production from the Playero or Cambulos Contract area reaches a cumulative total of 60 million barrels of oil. After that cumulative production level is achieved, production net of royalty is allocated at rates to Harken from 50% to 25% based upon the relative profitability of the project with Ecopetrol receiving the remaining 50% to 75% of such additional production.

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

       Harken has accrued approximately $787,000 at September 30, 1995 relating to other operational or regulatory liabilities. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including the guarantee of certain lease obligations, which in management's opinion, will not result in significant loss exposure to Harken.

       Search Acquisition Corp., a wholly-owned subsidiary of Harken, has been named as a defendant in a lawsuit by certain parties. Harken cannot predict the outcome of this litigation, but it believes that Search Acquisition Corp. has numerous meritorious defenses to this lawsuit and is vigorously defending this lawsuit.

                          PART II - OTHER INFORMATION


Item 1.     Legal Proceedings.
            Search Acquisition Corp. ("Search Acquisition"), a wholly-owned subsidiary of Harken, has been named as a defendant in a lawsuit by Petrochemical Corporation of America and Lorken Investments Corporation (together, "Petrochemical"). This lawsuit arises out of an attempt by Petrochemical to enforce a judgement entered in 1993 against, among other parties, a group of 20 limited partnerships known as the "Odyssey limited partnerships". In 1989, Search Exploration, Inc. ("Search") acquired all of the assets of eight of the 20 Odyssey limited partnerships. Petrochemical claims that Search is liable for payment of the judgement as the successor-in-interest to the 8 Odyssey limited partnerships.
            Search Acquisition was the surviving corporation in the merger with Search. Harken cannot predict the outcome of this litigation, but believes that its subsidiary, Search Acquisition, has numerous meritorious defenses to this lawsuit and is vigorously defending this lawsuit.

Item 2.     Changes in Securities.
            Not applicable.

Item 3.     Default Upon Senior Securities.
            Not applicable.

Item 4.     Submission of Matters to a Vote of Securities Holders.
            Not applicable.

Item 5.     Other Information
            Not applicable.

Item 6.     Exhibits and Reports on Form 8-K.

       (a)   EXHIBIT INDEX
             Exhibit
             3.1 Certificate of Incorporation of Harken Energy Corporation as amended (filed as Exhibit 3.1 to Harken's Annual Report on Form 10-K for fiscal year ended December 31, 1989, File No. 0-9207, and incorporated by reference herein).
             3.2 Amendment to the Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 28.8 to the Registration Statement on Form S-1 of Tejas Power Corporation, file No. 33-37141, and incorporated by reference herein.)
             3.3 Amendment to the Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3 to Harken's Quarterly Report on Form 10-Q for fiscal quarter ended March 31, 1991, File No. 0-9207, and incorporated by reference herein.)
             3.4 Amendments to the Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3 to Harken's Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 1991, File No. 0-9207, and incorporated by reference herein.)
             3.5      Bylaws of Harken Energy Corporation, as amended (filed as
                      Exhibit 3.2 to Harken's Annual Report on Form 10-K for fiscal year ended December 31, 1989, File No. 0-9207, and incorporated by reference herein.)
             4.1 Form of certificate representing shares of Harken common stock, par value $.01 per share (filed as Exhibit 1 to Harken's Registration Statement on Form 8-A, File No. 0-9027, and incorporated by reference herein.)

             4.2      Certificate of the Designations, Powers, Preferences and
                      Rights of Series C Cumulative Convertible Preferred
                      Stock, $1.00 par value of Harken Energy Corporation
                      (filed as Exhibit 4.3 to Harken's Annual Report on Form
                      10-K for fiscal year ended December 31, 1989, File No.
                      0-9207, and incorporated by reference herein.)
             *4.3     Certificate of the Designations of Series D Preferred
                      Stock, $1.00 par value of Harken Energy Corporation.
            *10.1     Association Contract, dated September 17, 1995 and
                      effective as November 17, 1995, by and between Harken de
                      Colombia, Ltd., and Empresa Colombiana de Petroleos.
            *10.2     Development Finance Agreement, dated October 12, 1995, by
                      and among Harken Energy Corporation, Arbco Associates
                      L.P., Offense Group Associates L.P., Kayne Anderson
                      Nontraditional Investments L.P., and Opportunity
                      Associates L.P.
             *27      Financial Data Schedules.

       (b)   REPORTS ON FORM 8-K.
             August 3, 1995 - Amendment on Form 8-K/A amending the Form 8-K dated June 2, 1995, and including updated pro forma information and financial statements of Search Exploration, Inc. as of March 31, 1995.
             October 11, 1995 - Disclosure of acquisition of Texas panhandle producing properties.
             October 16, 1995 - Disclosure of Development Agreement with certain Investors to provide up to $3.5 million in financing for Colombian drilling efforts.

                           HARKEN ENERGY CORPORATION

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 Harken Energy Corporation
                                     -------------------------------------------
                                                       (Registrant)





Date:    November 14, 1995           By:             /s/ Bruce N. Huff
      -----------------------           ----------------------------------------
                                        Bruce N. Huff, Senior Vice President and
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                                          PAGE
-----------------------------------------------------------------------------------------------
   3.1      Certificate of Incorporation of Harken Energy Corporation as
            amended (filed as Exhibit 3.1 to Harken's Annual Report on Form
            10-K for fiscal year ended December 31, 1989, File No. 0-9207, and incorporated by reference herein).
   3.2      Amendment to the Certificate of Incorporation of Harken Energy
            Corporation (filed as Exhibit 28.8 to the Registration Statement on
            Form S-1 of  Tejas Power Corporation, file No. 33-37141, and incorporated by reference herein.)
   3.3      Amendment to the Certificate of Incorporation of Harken Energy
            Corporation (filed as Exhibit 3 to Harken's Quarterly Report on
            Form 10-Q for fiscal quarter ended March 31, 1991, File No. 0-9207, and incorporated by reference herein.)
   3.4      Amendments to the Certificate of Incorporation of Harken Energy
            Corporation (filed as Exhibit 3 to Harken's Quarterly Report on
            Form 10-Q for fiscal quarter ended June 30, 1991, File No. 0-9207, and incorporated by reference herein.)
   3.5      Bylaws of Harken Energy Corporation, as amended (filed as Exhibit
            3.2 to Harken's Annual Report on Form 10-K for fiscal year ended
            December 31, 1989, File No. 0-9207, and incorporated by reference herein.)
   4.1      Form of certificate representing shares of Harken common stock, par value $.01 per share (filed as Exhibit 1 to Harken's Registration
            Statement on Form 8-A, File No. 0-9027, and incorporated by reference herein.)
   4.2      Certificate of the Designations, Powers, Preferences and Rights of
            Series C Cumulative Convertible Preferred Stock, $1.00 par value of
            Harken Energy Corporation (filed as Exhibit 4.3 to Harken's Annual
            Report on Form 10-K for fiscal year ended December 31, 1989, File
            No. 0-9207, and incorporated by reference herein.)
   *4.3     Certificate of the Designations of Series D Preferred Stock, $1.00
            par value of Harken Energy Corporation.
   *10.1    Association Contract, dated September 17, 1995 and effective as
            November 17, 1995, by and between Harken de Colombia, Ltd., and
            Empresa Colombiana de Petroleos.
   *10.2    Development Finance Agreement, dated October 12, 1995, by and among
            Harken Energy Corporation, Arbco Associates L.P., Offense Group
            Associates L.P., Kayne Anderson Nontraditional Investments L.P.,
            and Opportunity Associates L.P.
   *27      Financial Data Schedules.

