Form 10-K405
period 1995-12-31
HARKEN ENERGY CORP
filed 1996-02-29
CIK 313478

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
      [x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM _____________ TO _____________

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

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [x]

    The aggregate market value of the voting Common Stock, par value $0.01 per share, held by nonaffiliates of the Registrant as of February 1, 1996 was approximately $88,500,000. For purposes of the determination of the above stated amount only, all directors, executive officers and 5% or more shareholders of the Registrant are presumed to be affiliates.

    The number of shares of Common Stock, par value $0.01 per share, outstanding as of February 1, 1996 was 74,939,602.

    DOCUMENTS INCORPORATED BY REFERENCE: DEFINITIVE PROXY MATERIALS FOR 1996 ANNUAL MEETING OF STOCKHOLDERS -- PART III, ITEMS 10, 11, 12, AND 13.

==============================================================================

                               TABLE OF CONTENTS


                                                                                                         PAGE
                                                                                                         ----
PART I.

  ITEM  1.      Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               3
  ITEM  2.      Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              15

  ITEM  3.      Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              15

  ITEM  4.      Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . .              15

PART II.

  ITEM  5.      Market for Registrant's Common Equity and Related Stockholder Matters   . . .              16

  ITEM  6.      Selected Financial Information and Other Data   . . . . . . . . . . . . . . .              17

  ITEM  7.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . .              18

  ITEM  8.      Financial Statements and Supplementary Data   . . . . . . . . . . . . . . . .              27

  ITEM  9.      Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              57

PART III.

  ITEM 10.      Directors and Executive Officers of the Registrant  . . . . . . . . . . . . .              57

  ITEM 11.      Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . .              57

  ITEM 12.      Security Ownership of Certain Beneficial Owners   . . . . . . . . . . . . . .              57

  ITEM 13.      Certain Relationships and Related Transactions  . . . . . . . . . . . . . . .              57

PART IV.

  ITEM 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K   . . . . . .              58

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         Harken Energy Corporation (together with its wholly-owned subsidiaries, "Harken") is engaged in oil and gas exploration, development and production operations both domestically and internationally through its various wholly- owned subsidiaries and joint operating agreements. Harken's domestic operations include oil and gas exploration, development and production operations in the Aneth Field and Blanding Sub-Basin portions of the Paradox Basin in Utah, Arizona and New Mexico, in the Western Paradox Basin in Utah and in the on-shore Gulf Coast of Texas and the Texas Panhandle area. Harken's international operations include four exclusive Colombian Association Contracts with the state-owned Colombian oil company.

         Harken's strategy is to expand its domestic reserve base through acquisitions and additional exploration and developmental drilling on its existing oil and gas properties and to reinvest a substantial portion of the cash flow generated from its domestic assets, along with funds generated from traditional and other sources of financing, towards developing its higher potential, and higher risk, international prospects.

         Harken was incorporated in 1973 in the state of California and reincorporated in 1979 in the state of Delaware. Harken's principal offices are located at 5605 N. MacArthur Blvd., Suite 400, Irving, Texas 75038 and its telephone number is (214) 753-6900.

INTERNATIONAL EXPLORATION OPERATIONS

         Harken's international operations consist primarily of its exploration operations in Colombia. Harken, through its wholly-owned subsidiary Harken de Colombia, Ltd., has entered into four exclusive Association Contracts with Empresa Colombiana de Petroleos ("Ecopetrol").

         Alcaravan Contract -- During the third quarter of 1992, Harken de Colombia, Ltd., was awarded the exclusive right to explore for, develop and produce oil and gas throughout approximately 350,000 acres within the Alcaravan area of Colombia. The Alcaravan area is located in Colombia's Llanos Basin and is located approximately 140 miles east of Santafe De Bogota. Harken and Ecopetrol have entered into an Association Contract (the "Alcaravan Contract") which requires Harken to conduct a seismic and exploratory drilling program in the Alcaravan area during the initial six (6) years of the Alcaravan Contract. At the end of each of the first six years of the Alcaravan Contract, Harken has the option to withdraw from the Alcaravan Contract or to commit to the next year's work requirements. If during the initial six years of the Alcaravan Contract, Harken discovers a field capable of producing oil or gas in quantities that are economically exploitable and Ecopetrol agrees that such field is economically exploitable (a "commercial discovery"), the term of the Alcaravan Contract will be extended for a period of 22 years from the date of such commercial discovery.

         Upon a discovery of a field capable of commercial production, Ecopetrol will reimburse Harken for 50% of its successful well costs expended up to the point of declaration of a commercial discovery. Production from a field following a commercial discovery will be allocated as follows: Ecopetrol, on behalf of the Colombian government, will receive a 20% royalty interest in all production and all production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Harken until cumulative production in such field reaches 60 million barrels of oil, after which Ecopetrol's share of production will progressively increase and Harken's share will progressively decrease until cumulative production from the field reaches 150 million barrels of oil, and thereafter all production will be allocated 70% to Ecopetrol and 30% to Harken. If more than one field capable of commercial production is discovered on the Alcaravan acreage, the production sharing percentages applicable to the field with the greatest cumulation production will be applied to all fields within the Alcaravan acreage. After declaration of a commercial discovery, Harken and Ecopetrol will be responsible for all future operating expenses in direct proportion to their interest in production.

         In September 1994, Huffco Group, Inc. ("Huffco") of Houston, Texas joined Harken in the drilling of its first exploratory well under the Alcaravan Contract. Under the terms of a joint operating agreement, which was approved by Ecopetrol, Harken served as operator and retained a 50% interest in the well. The well, the Alcaravan #1, was spudded in early February 1995 and was drilled to a depth of 10,550 feet to test for commercial quantities of oil in the oil prone zones prevalent in the Llanos Basin; the Carbonera, Mirador, Guadalupe and the basal Cretaceous formations. Harken initially determined in April 1995 that the Alcaravan #1 well failed to produce commercial quantities of oil. Harken intends to re-enter the well, preferably with a joint venture partner, to finalize the evaluation of the Alcaravan #1 well's ability to produce commercial quantities of oil. In addition, Huffco elected to not participate in the further exploration and development of the Alcaravan acreage.

         Harken has completed all work requirements for the first and second year of the Alcaravan Contract, and Harken is currently completing the required work commitment for the third year of the Alcaravan Contract, the reprocessing of additional seismic data. Harken is required to complete the reprocessing of such seismic data by May 13, 1996, and at that time Harken must choose to (i) commit to drill two additional wells on the Alcaravan acreage, (ii) drill one well and release a portion of the Alcaravan acreage or (iii) allow the Alcaravan Contract to terminate by its own terms. Harken intends to renegotiate the Alcaravan Contract with Ecopetrol to reduce the future number of wells required to be drilled and Harken intends to seek a partner to share in the cost of such drilling.

         Bocachico Contract -- In January 1994, Harken de Colombia, Ltd. signed its second Association Contract (the "Bocachico Contract") with Ecopetrol, covering the Bocachico Contract area. Under the Bocachico Contract, Harken has acquired the exclusive rights to conduct exploration activities and drilling on this area, which covers approximately 192,000 acres in the Middle Magdalena Valley of Central Colombia.

         During the initial six year term of the Bocachico Contract, if Harken makes a commercial discovery in the contract area, the contract will be further extended for a period of 22 years from the date of any commercial discovery of oil and/or gas. The production sharing arrangements under the Bocachico Contract are substantially similar to those under the Alcaravan Contract.

         During the first year of the Bocachico Contract, Harken conducted seismic activities on the land covered by this contract including the reprocessing of approximately 250 kilometers of existing seismic data and the acquisition of approximately 35 kilometers of new seismic data. During each of the second through the sixth contract years, Harken may elect to continue the contract by committing to the drilling of at least one well during each contract year.

         Harken has also conducted engineering studies to evaluate the potential for recovering existing oil reserves in the Rio Negro area, which is located in the northern portion of the Bocachico Contract area. Three wells were drilled over 30 years ago in this area by another contractor who produced and subsequently abandoned the wells. Well information and data, including production rates, well logs and pressure tests, has been utilized by Harken in its studies to evaluate the feasibility of applying modern production and recovery techniques in this area. On January 19, 1995, after completing the engineering feasibility study, Harken notified Ecopetrol of Harken's commitment to drill a well under the Bocachico Contract, and thereby extended the Bocachico Contract into its second year. Harken has selected its first well site and currently anticipates beginning site preparation and rig mobilization upon receipt of final environmental and drilling permits. Under the terms of the Bocachico Contract, Harken is required to complete the first well on the Bocachico acreage by March 7, 1996. Harken is currently seeking an extension of this date, and Harken believes, based upon informal discussions with Ecopetrol, that an extension will be granted by Ecopetrol. If the extension is granted, Harken intends to commit to drilling a second well thereby extending the Bocachico Contract into its third year.

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

         Pursuant to the Development Agreement, the Investors have the right at any time prior to October 12, 1997 (the "Commitment Date"), to convert all or part of the Participation into shares of Series D Preferred Stock of Harken (the "Preferred Stock"), and Harken likewise has the right, exercisable at the Commitment Date, to convert up to 75% of the Participation into shares of Preferred Stock if the Investors have not previously elected to convert all of such Participation. If Harken exercises its right to convert the Participation into Preferred Stock, the Investors at that time can elect to receive cash or Preferred Stock equal to the amount of the balance of the remaining Participation plus an additional amount computed at a rate of 25% per annum.
In addition, the Investors may then elect to further convert any remaining portion of the Participation into additional shares of Preferred Stock. The shares of Preferred Stock which may be issued pay dividends at an annual rate of 15% and are redeemable by Harken without premium except for accrued unpaid dividends at any time after the Commitment Date, and must be redeemed by Harken no later than October 12, 2000. A failure by Harken to timely pay dividends due under this Preferred Stock for three quarters or to redeem such Preferred Stock when due would give rise to a right exercisable on behalf of the Investors to elect one director to Harken's Board of Directors.

         Playero Contract -- In December 1994, Harken de Colombia, Ltd. signed its third Association Contract (the "Playero Contract") with Ecopetrol, covering the Playero Contract area. Under the Playero Contract, Harken has acquired the exclusive rights to conduct exploration activities and drilling on this area, which covers approximately 10,000 acres in the Llanos Basin of Colombia, contiguous to Harken's Alcaravan Contract area.

         During the first year of the Playero Contract, Harken acquired approximately 12 kilometers of new seismic data in the Playero Contract area. Harken is currently completing its evaluation of the new seismic data. During each of the second through the sixth contract years, Harken may elect to continue the contract by committing to the drilling of at least one well during each contract year. Harken must complete the evaluation of the new seismic data by May 10, 1996, at which time Harken must elect to either commit to drilling a well on the Playero acreage or allow its rights to the acreage to expire.

         If during the initial six years of the Playero Contract, Harken discovers a field capable of commercial production of oil or gas, the term of the Playero Contract will be extended for a period of 22 years from the date of such commercial discovery. Upon a commercial discovery, Ecopetrol will reimburse Harken for 50% of its successful well costs expended up to the point of declaration of a commercial discovery. Production from a commercial discovery will be allocated as follows: Ecopetrol, on behalf of the Colombian government, will receive a 20% royalty interest in all production and all production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Harken until cumulative production from all fields in the Playero acreage reaches 60 million barrels of oil, after which Ecopetrol's share of production will increase progressively to 75% and Harken's share will decrease progressively to 25% determined by a formula based on Harken's recovery of its total expenditures under the Playero Contract. After a declaration of a commercial discovery, Harken and Ecopetrol will be responsible for all future operating expenses in direct proportion to their interest in production.

         Cambulos Contract -- In September 1995, Harken de Colombia, Ltd. signed its fourth Association Contract with Ecopetrol, covering the Cambulos Contract area. Under the Cambulos Contract, Harken has acquired the exclusive rights to conduct exploration activities in the Cambulos Contract area, which covers approximately 300,000 acres in the Middle Magdalena Valley of Central Colombia.

         During the first two years of the Cambulos Contract, Harken will conduct geologic studies on the lands covered by this contract, including reprocessing of at least 400 kilometers of existing seismic data and the acquisition of at least 90 kilometers of new seismic data. During each of the third through the sixth contract years, Harken may elect to continue the contract by committing to the drilling of at least one well during each contract year.

         The production sharing arrangements under the Cambulos Contract are substantially similar to those under the Playero Contract, except that under the Cambulos Contract, if Harken makes a commercial discovery, Harken will be reimbursed for 50% of all seismic costs and dry well costs incurred prior to the point at which a declaration of a commercial discovery is made in addition to being reimbursed for 50% of its successful well costs.

         Bahrain Operations -- In January 1990, Harken, through its wholly-owned subsidiary, Harken Bahrain Oil Company ("HBOC"), entered into a production sharing agreement with the Bahrain National Oil Company ("BANOCO") which gave it the exclusive right to explore for, develop and produce oil and gas throughout most of Bahrain's Arabian Gulf offshore territories. In 1992 and 1993, HBOC drilled two exploratory wells, neither of which discovered commercial quantities of oil or gas. In January 1996, the term of the production sharing agreement expired of its own accord. Harken is currently negotiating with BANOCO to extend the term of the production sharing agreement and expand the acreage covered thereby, in order to allow Harken to market the prospects to interested parties.

DOMESTIC EXPLORATION AND PRODUCTION OPERATIONS

         Between 1990 and 1992, Harken's domestic exploration and production operations were conducted through Harken's interest in Harken Anadarko Partners, L.P., ("HAP"), a limited partnership managed by a wholly-owned subsidiary of Harken. As general partner of HAP, Harken's wholly-owned subsidiary received a monthly management fee from the partnership. In 1992, Harken sold its interest in HAP to Aeneas Venture Corporation, a significant stockholder of Harken.

         Chuska Resources Corporation --Effective February 15, 1993, Harken consummated a merger pursuant to which Chuska Resources Corporation ("Chuska") became a wholly-owned subsidiary of Harken. Chuska is engaged, primarily through its subsidiary, Harken Southwest Corporation ("HSW"), in the business of exploring for and producing oil and gas in the Aneth Field and Blanding Sub-Basin portions of the Paradox

Basin in Utah, Arizona and New Mexico, and in the Western Paradox Basin in Utah. HSW's operations in the Paradox Basin are primarily concentrated on the 16 million acre Navajo Indian Reservation (the "Reservation"), which comprises portions of Arizona, New Mexico and Utah. In addition to its oil and gas exploration activities, HSW also has an interest in a gas processing plant near the Paradox Basin, the Aneth Gas Plant, on the Utah portion of the Reservation.

         HSW currently has two operating agreements with the Navajo Tribe of Indians (the "Navajo Nation") allowing oil and gas exploration and development on an aggregate of 13,724 acres of Navajo tribal lands on the Reservation (the "Navajo Nation Lands"). HSW has the right to explore for, produce, and sell oil, natural gas, and other specified gases until July 20, 2012, under the Tribal Agreement effective July 20, 1987 (the "1987 Tribal Agreement") and until August 26, 2003, under the Tribal Agreement effective August 26, 1983 (the "1983 Tribal Agreement").

         The Navajo Nation receives 30% of gross revenues from the sale of production of oil and gas under the 1983 Tribal Agreement and 20% under the 1987 Tribal Agreement (23% with respect to each barrel of oil sold for more than $22). Under both Tribal Agreements, the Navajo Nation is entitled to receive 50% of all gross proceeds recovered over $35 per barrel of oil. Under the 1983 Tribal Agreement, the Navajo Nation receives 50% of all gross proceeds over $4 per MCF of gas. Under the 1987 Tribal Agreement, the Navajo Nation receives 40% of all gross proceeds over $8 per MCF of gas.

         In addition to the Navajo Nation's share of gross proceeds, designation consideration and delay rentals, HSW pays severance tax and possessory interest tax ("PIT") to the Navajo Nation. The severance tax is payable monthly and is 4% of HSW's gross proceeds from sales of oil and gas, after deducting the Navajo Nation's share of gross proceeds. The PIT is assessed once a year and is calculated as a specified percentage of a defined discounted present value of projected future cash flows (net of the Navajo Nation's share of gross proceeds) from existing proven reserves as of January 1 of the year for which the PIT is assessed, although the Navajo Nation actually retains title to those reserves. HSW is also required to pay the Navajo Nation land damage costs relating to HSW's seismic and drilling activities.

         In order to develop the Navajo Nation Lands, HSW transferred an undivided 50% interest in the gross proceeds receivable by HSW under the 1983 Tribal Agreement and the 1987 Tribal Agreement to a group of investors consisting of Amadeus Petroleum, Inc., Bligh Petroleum, Inc., Crusader, Inc., C.A.B. Resources, Inc. (an affiliate of Crusader, Inc.), Australian Hydrocarbons, Inc., Jindavik Petroleum, Inc., and Paroo Petroleum (USA), Inc. effective August 1, 1988. Pursuant to a Joint Operations Agreement, HSW has been appointed as operator for itself and each of the investors (such arrangements are hereafter referred to as the "CHAP Venture" or "CHAP").

         In October 1994, Harken acquired the interests of Crusader, Inc., C.A.B. Resources, Inc. and Australian Hydrocarbons, Inc. in CHAP, raising HSW's total interest in CHAP to approximately 70%. HSW further increased its interest in CHAP to approximately 82% in May 1995 by acquiring the interest of Paroo Petroleum (USA), Inc.

         Each CHAP co-venturer pays its respective participating interest share of costs and expenses and receives its participating interest share of revenues. As operator, HSW is reimbursed by CHAP for indirect costs incurred on behalf of CHAP or in the pursuit of CHAP activities.

         Search Exploration, Inc. -- On May 22, 1995, Harken acquired Search Exploration, Inc., a publicly-held oil and gas exploration and production company ("Search Exploration"), through a merger between Search

Exploration and Search Acquisition Corp., a wholly- owned subsidiary of Harken ("Search Acquisition"). At the effective time of the merger, each of the outstanding shares of common stock, preferred stock and certain outstanding promissory notes of Search Exploration were converted into approximately 2.2 million shares of Common Stock. Harken also issued warrants exercisable for 732,771 shares of Common Stock in exchange for certain outstanding warrants of Search Exploration. In addition, the holders of Search Exploration common stock, certain notes and overriding royalty interest in certain properties of Search Exploration received a non-transferable right to receive additional shares in the future, if any, of Common Stock, or under certain circumstances, cash, based upon the increase that may subsequently be realized prior to June 30, 1996 in the value of a group of undeveloped leases and properties of Search Exploration.

         Yellowhouse Properties -- In October 1995, a wholly-owned subsidiary of Harken acquired certain non-operated interests in producing properties located in the western region of Texas (the "Yellowhouse Properties"). As consideration for the purchase of these interests, Harken issued three million shares of Common Stock, one million warrants to purchase additional shares of Common Stock at $2 per share, and assumed $750,000 of short-term notes payable. Harken and the seller made payments totaling approximately $417,000 on these notes payable at closing and the remaining balance is scheduled to be paid in monthly installments through March 1996. If at the expiration of three years, or earlier upon certain conditions, the aggregate proceeds received by the sellers upon the sale of all three million shares of Common Stock issued is less than $4 million, the sellers have the right to receive from Harken, at their election, property having a value of, or a promissory note in the principal amount equal to, the difference between $4 million and the proceeds received by the sellers upon the sale of the three million shares of Common Stock.

         Panhandle Properties -- On December 21, 1995, pursuant to a Purchase and Sale Agreement (the "Panhandle Purchase and Sale Agreement"), Harken Exploration Company, a wholly-owned subsidiary of Harken ("Harken Exploration"), acquired working interests in certain producing oil and gas leases located on approximately 6,800 acres in Hutchinson County, Texas, a gas gathering system located thereon, property and equipment related thereto and the surface rights to a 161 acre tract of land (the "Panhandle Properties"), in exchange for 2,500,000 shares of Common Stock of Harken (the "Purchase Shares"), $2,500,000 in cash and a promissory note of Harken Exploration (the "Panhandle Note") in the principal amount of $13,000,000. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements, Note 6 -- Notes Payable and Long-Term Obligations" contained in Part II, Item 8 for further description of the terms of the Panhandle Note.

         Current production from the Panhandle Properties is approximately 80% natural gas and 20% oil. In addition to existing production, the Panhandle Properties include substantial proved undeveloped reserves which Harken plans to systematically develop over the next two to four years. The properties purchased include an area pipeline and gathering system that has capacity and expansion capability to accommodate the planned development of the properties. Natural gas produced from the properties is extremely rich in terms of BTU content, and therefore currently sells for a significant premium on a BTU adjusted basis compared to spot market prices.

EXECUTIVE OFFICERS OF HARKEN

         The officers of Harken are elected annually by the Board of Directors at the first meeting of the Board of Directors held following each Annual Meeting of Stockholders, or as soon thereafter as necessary and convenient, in order to fill vacancies or newly-created offices. Each officer holds office until the earlier of such time as his or her successor is duly elected and qualified, his or her death or he or she resigns or is removed from office. Any officer or agent elected or appointed by the Board of Directors, may be removed by the Board of Directors whenever, in its judgement, the best interests of Harken will be served thereby, but such removal will be without prejudice to the contract rights, if any, of the person so removed.

         The executive officers of Harken as of December 31, 1995, their ages and positions held with Harken and their business experience for the past five years are listed below.

NAME                    AGE    POSITION HELD WITH HARKEN
----                    ---    --------------------------
Mikel D. Faulkner       46     Chairman of the Board of Directors and
                               Chief Executive Officer

Richard H. Schroeder    51     President, Chief Operating Officer and Director

Bruce N. Huff           45     Senior Vice President and Chief Financial Officer

Stephen C. Voss         45     Senior Vice President

Larry E. Cummings       43     Vice President, Secretary and General Counsel

         Mikel D. Faulkner has served as Chairman of the Board of Harken since February 1991 and Chief Executive Officer of Harken since 1982. Mr. Faulkner previously served as President of Harken between 1982 and 1993.

         Richard H. Schroeder has served as President, Chief Operating Officer and Director of Harken since March 1994. From November 1990 to March 1994, Mr. Schroeder was President and owner of RHS Management, a management consulting firm, and from January 1983 to November 1990, Mr. Schroeder was President of Rosewood Resources, Inc., a privately owned oil and gas exploration and production company.

        Bruce N. Huff has served as Senior Vice President and Chief Financial Officer since 1990.

         Stephen C. Voss has served as Senior Vice President of Harken since 1990. Mr. Voss has also served since 1990 as President of Harken
International, Ltd., Burns Drilling Company and Supreme Well Service Company, each of which are wholly-owned subsidiaries of Harken.

         Larry E. Cummings has served as Vice President, Secretary and General Counsel of Harken since 1983. Mr. Cummings previously served as Senior Legal Counsel to Harken from 1978 to 1983.

DISCONTINUED OPERATIONS

         During the 1980's, Harken grew rapidly, becoming a fully diversified energy company engaged, in addition to its traditional business of oil and gas exploration, in retail and wholesale marketing of refined petroleum products through its subsidiary E-Z Serve Corporation ("E-Z Serve"), natural gas marketing, gathering and transmission and storage operations through its subsidiary Tejas Power Corporation ("Tejas") and contract drilling and well servicing operations. In 1990, Harken made the decision to separate the ownership, operations and management of E-Z Serve and Tejas from Harken primarily in order to allow each company to concentrate on its core business. Pursuant to a rights offering to holders of Common Stock, Preferred Stock and warrants completed in April 1991, E-Z Serve and Tejas became separate publicly-held companies.

         In April 1991, Harken made the decision to suspend domestic contract drilling operations due to decreased demand and increased competition, particularly in the Austin Chalk trend in South Texas. In January 1994, Harken made the decision to liquidate its remaining drilling rigs and related assets. As a result of this decision, Harken recognized an additional non-cash charge of approximately $3.1 million during the fourth quarter of 1993.

         In May 1994, Harken decided to discontinue the operations of its wholly-owned subsidiary Supreme Well Service Company ("Supreme"), which had previously provided services to oil and gas exploration and production companies for the maintenance and workover of existing oil and gas wells and the completion of newly drilled wells. The assets of Supreme were subsequently sold.

         The decisions described above have allowed Harken to concentrate on its historic business of oil and gas exploration and production, and have allowed Harken to redirect funds provided from the sale of these assets toward developing Harken's exploration and production operations both domestically and internationally.

INDUSTRY RISKS

         Price Volatility. The revenues generated by Harken are highly dependent upon the prices of crude oil and natural gas. Fluctuations in the energy market make it difficult to estimate future prices of crude oil and natural gas. Fluctuations in energy prices are caused by a number of factors, including regional, domestic and international demand, energy legislation, federal or state taxes (if any) on sales of crude oil and natural gas, production guidelines established by the Organization of Petroleum Exporting Countries ("OPEC"), and the relative abundance of supplies of alternative fuel such as coal. Additionally, changing international economic and political conditions may have a substantial impact upon crude oil and natural gas prices. Many of these factors are beyond the control of Harken.

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

         Operating Hazards and Uninsured Risks. The operations of Harken are subject to the inherent risks normally associated with exploration for and production of oil and gas, including blowouts, cratering, pollution, environmental liabilities and fires, each of which could result in damage to or destruction of oil and gas wells or production facilities or damage to persons and property. As is common in the oil and gas industry, Harken is not fully insured against all of these risks, either because insurance is not available or because Harken has elected to self-insure due to high premium costs. The occurrence of a significant event that is not fully insured against could have a material adverse effect on Harken's financial condition.

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

         Environmental Regulation. The activities of Harken are subject to various foreign governments, Navajo, federal, state, and local laws and regulations covering the discharge of material into the environment or otherwise relating to protection of the environment. In particular, Harken's oil and gas exploration, development, production; its activities in connection with storage and transportation of liquid hydrocarbons; and its use of facilities for treating, processing, recovering, or otherwise handling hydrocarbons and wastes therefrom are subject to stringent environmental regulation by governmental authorities in the United States and in foreign jurisdictions. Such regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning Harken's oil and gas wells and other facilities.

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

         Texaco, the plant's operator, received a letter from the EPA dated July 21, 1991 and a subsequent letter dated June 8, 1992, in which the EPA requested certain information in order to determine if there had been at the Aneth Gas Plant the release of hazardous substances to the environment. Texaco has advised HSW that certain information was supplied to the EPA pursuant to this request. Subsequently, core samples in and around certain pit areas were taken by the EPA and Texaco jointly and a Phase II environmental investigation was undertaken. A closure plan is currently being negotiated with the EPA.

         The prior owner of the Aneth Gas Plant facility has agreed to accept financial responsibility for a portion of the remediation work. Texaco and the other current plant owners, including HSW, are presently negotiating a formal agreement with the prior owner to allocate the costs of the remediation work. At this time, however, it is impossible for HSW to accurately estimate the costs of the cleanup at the Aneth Gas Plant facility or the amount of indemnification the prior owner will provide to the present owners, including HSW, for the costs of the remediation work. However, as the cost of certain remediation procedures will be incurred, Harken has accrued a contingency reserve of $177,000 for management's best estimate of its share of remediation expenditures.

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

         Extensive Regulation. The production of oil and gas is subject to extensive Navajo, federal and state laws, rules, orders and regulations governing a wide variety of matters, including the drilling and spacing of wells, allowable rates of production, prevention of waste and pollution and protection of the environment. In addition to the direct costs borne in complying with such regulations, operations and revenues may be impacted to the extent that certain regulations limit oil and gas production to below economic levels. Although the particular regulations applicable in each state in which operations are conducted vary, such regulations are generally designed to ensure that oil and gas operations are carried out in a safe and efficient manner and to ensure that similarly-situated operators are provided with reasonable opportunities to produce their respective fair shares of available crude oil and natural gas reserves. However, since these regulations generally apply to all oil and gas producers, management of Harken believes that these regulations should not put Harken at a material disadvantage to other oil and gas producers.

         Certain sales, transportation, and resales of natural gas by Harken are subject to Navajo, federal and state laws and regulations, including, but not limited to, the Natural Gas Act (the "NGA"), the Natural Gas Policy Act (the "NGPA") and regulations promulgated by the Federal Energy Regulatory Commission under the NGA, the NGPA and other statutes. The provisions of the NGA and NGPA, as well as the regulations thereunder, are complex, and can affect all who produce, resell, transport, purchase or consume natural gas.

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

PROPERTIES AND LOCATIONS

         Production and Revenues. The following table shows for the periods indicated operating information attributable to Harken's oil and gas interests. The 1993 information reflects the February 15, 1993 merger with Chuska. The 1995 information reflects the May 22, 1995 acquisition of Search Exploration, Inc., the October 5, 1995 acquisition of the Yellowhouse Properties and the December 21, 1995 acquisition of the Panhandle Properties.

                                                                             YEAR ENDED DECEMBER 31,
                                             1991              1992             1993            1994            1995
 Production:
   Oil (Bbls). . . . . . . . . . .                 --                --         185,000         158,000         217,000
   Natural Gas (Mcf) . . . . . . .                 --                --         429,000         426,000         810,000
 Revenues:
   Oil . . . . . . . . . . . . . .      $          --       $        --      $2,989,000      $2,552,000      $3,985,000

   Natural Gas . . . . . . . . . .      $          --       $        --        $792,000        $806,000      $1,188,000
                                        -------------       -----------        --------        --------      ----------
     Total . . . . . . . . . . . .      $          --       $        --      $3,781,000      $3,358,000      $5,173,000
                                        =============       ===========      ==========      ==========      ==========

 Unit Prices:
   Oil (per Bbl) . . . . . . . . .      $          --       $        --       $   16.16       $   16.15       $   18.36

   Natural Gas (per Mcf) . . . . .      $          --       $        --       $    1.85       $    1.89       $    1.47
   Production costs per
     equivalent barrel . . . . . .      $          --       $        --       $    7.12       $    6.70       $    6.06
   Amortization per equivalent
    barrel . . . . . . . . . . . .      $          --       $        --       $    5.68       $    6.31       $    5.68

         Acreage and Wells. At December 31, 1995, Harken owned interests in the following oil and gas wells and acreage, primarily through its subsidiaries, Harken Southwest Corporation, Search Acquisition Corp., Harken Energy West Texas, Inc. and Harken Exploration Company:

Domestic
--------
                                  GROSS WELLS        NET WELLS        DEVELOPED ACREAGE   UNDEVELOPED ACREAGE
                                ---------------   ---------------     -----------------   -------------------
    STATE                         OIL      GAS      OIL      GAS      GROSS       NET      GROSS        NET
 ----------                     ------   ------   ------    -----     ------     ------    ------     ------
Arizona . . . . . . .              1        5       0.82     4.10      4,690      3,845        --         --
New Mexico  . . . . .              7        0       5.74     0.00        670        549        --         --
Texas . . . . . . . .             73       32      69.70    13.50     12,764      7,739     8,340      1,760
Utah  . . . . . . . .             32        1      26.24     0.82     12,149      9,794    45,433     45,433
                                ------   ------   ------    -----     ------     ------    ------     ------
    Total . . . . . .            113       38     102.50    18.42     30,273     21,927    53,773     47,193
                                ======   ======   ======    =====     ======     ======   =======     ======


International - Colombia

CONTRACT AREA                                      GROSS UNDEVELOPED ACREAGE
-------------                                      -------------------------
Alcaravan . . . . . . . . . . . . . . . . . . . . . . . . .    350,000
Bocachico . . . . . . . . . . . . . . . . . . . . . . . . .    192,000
Playero .   . . . . . . . . . . . . . . . . . . . . . . . .     10,000
Cambulos  . . . . . . . . . . . . . . . . . . . . . . . . .    300,000
                                                               -------
    Total . . . . . . . . . . . . . . . . . . . . . . . . .    852,000
                                                              ========


         Drilling Activity. The following table summarizes certain information concerning Harken's domestic drilling activity:

                                                                      NUMBER OF WELLS DRILLED
                                          ------------------------------------------------------------------------------
                                                EXPLORATORY               DEVELOPMENTAL                   TOTAL
                                          ----------------------      ----------------------     -----------------------
                                          PRODUCTIVE     DRILLED      PRODUCTIVE     DRILLED     PRODUCTIVE      DRILLED
                                          ----------     -------      ----------     -------     ----------      -------
1993  . . . . . . . . . . . . . . . . .         1             3           1              1             2            4
1994  . . . . . . . . . . . . . . . . .         0             0           0              1             0            1
1995  . . . . . . . . . . . . . . . . .         1             2           2              2             3            4
                                               --            --          --             --            --           --
    Total . . . . . . . . . . . . . . .         2             5           3              4             5            9
                                               ==            ==          ==             ==            ==           ==


         In addition to Harken's domestic drilling, Harken drilled one well in Colombia in 1995 which was initially determined not to be productive. Harken intends to re-enter the well to finalize the evaluation of such well. A well is considered "drilled" when it is completed. A productive well is completed when permanent equipment is installed for the production of oil or gas. A dry hole is completed when it has been plugged as required and its abandonment is reported to the appropriate government agency.

EMPLOYEES

         As of December 31, 1995, Harken had 51 employees. Harken has experienced no work stoppages or strikes as a result of labor disputes and considers relations with its employees to be satisfactory. Harken maintains group life, medical, dental, surgical and hospital insurance plans for its employees.

ITEM 2. PROPERTIES

         See "Item 1. Business" for discussion of oil and gas properties and locations.


ITEM 3. LEGAL PROCEEDINGS

         Search Acquisition Corp. ("Search Acquisition"), a wholly-owned subsidiary of Harken, has been named as a defendant in a lawsuit by Petrochemical Corporation of America and Lorken Investments Corporation (together, "Petrochemical"). This lawsuit arises out of an attempt by Petrochemical to enforce a judgement entered in 1993 against, among other parties, a group of twenty limited partnerships known as the "Odyssey limited partnerships." In 1989, Search Exploration acquired all of the assets of eight of the twenty Odyssey limited partnerships. Petrochemical claims that Search Exploration is liable for payment of the judgement as the successor-in-interest to the eight Odyssey limited partnerships. Search Acquisition was the surviving corporation in the merger with Search.

         On February 28, 1996, the court granted Search Acquisition's motion for summary judgement. Petrochemical has the right to appeal the decision of the trial court. Although the ultimate outcome of this litigation is uncertain, Harken believes that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken's financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         Since March 18, 1991, the Common Stock has been listed on the American Stock Exchange and traded under the symbol HEC. On February 18, 1991, the stockholders of Harken approved an amendment to Harken's Certificate of Incorporation to reduce the par value of the Common Stock from $1.00 to $0.01 per share. At December 31, 1995, there were 3,702 holders of record of Common Stock.

         The following table sets forth, for the periods indicated, the reported high and low sales prices of the Common Stock on the American Stock Exchange Composite Tape.

                                                                                  PRICES
                                                                           --------------------
                                                                            HIGH           LOW
                                                                           ------         -----
 1994 -- First Quarter . . . . . . . . . . . . . . . . . . . . . . . .     $1.50          $1.06

         Second Quarter. . . . . . . . . . . . . . . . . . . . . . . .      1.44          0.94
         Third Quarter . . . . . . . . . . . . . . . . . . . . . . . .      2.75          1.00

         Fourth Quarter. . . . . . . . . . . . . . . . . . . . . . . .      2.25          1.63
 1995 -- First Quarter . . . . . . . . . . . . . . . . . . . . . . . .      2.25          1.50

         Second Quarter. . . . . . . . . . . . . . . . . . . . . . . .      2.50          1.38
         Third Quarter . . . . . . . . . . . . . . . . . . . . . . . .      2.00          1.50

         Fourth Quarter. . . . . . . . . . . . . . . . . . . . . . . .      2.00          1.50

DIVIDENDS

         Harken has not paid any cash dividends on the Common Stock since its organization and it is not contemplated that any cash dividends will be paid on shares of Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL INFORMATION AND OTHER DATA

                                            1991(1)(2)        1992(1)         1993(1)        1994           1995
                                           ------------      ------------   -----------   -----------    -----------
 Revenues  . . . . . . . . . . . . . . .   $  3,191,000      $  4,382,000   $ 6,601,000   $ 4,895,000    $ 7,471,000
 Income (loss) from continuing
  operations . . . . . . . . . . . . . .   $ (4,413,000)     $    661,000   $(1,797,000)  $(8,211,000)   $(1,625,000)
 Income (loss) from discontinued
  operations (1)(2)  . . . . . . . . . .   $(11,190,000)     $   (328,000)  $(3,697,000)  $  (223,000)   $        --
 Extraordinary item  . . . . . . . . . .   $         --      $    172,000   $        --   $        --    $        --
 Net income (loss)   . . . . . . . . . .   $(15,603,000)     $    505,000   $(5,494,000)  $(8,434,000    $(1,625,000)

 Net income (loss) per common share:
    Income (loss) from continuing
     operations  . . . . . . . . . . . .   $      (0.12)     $       0.01   $     (0.03)  $     (0.14)   $     (0.02)
    Discontinued operations (1) (2). . .          (0.26)            (0.01)        (0.06)        (0.00)   $        --
    Extraordinary item . . . . . . . . .             --              0.00            --            --             --
                                           ------------      ------------   -----------   -----------    -----------
    Net income (loss)  . . . . . . . . .   $      (0.38)     $       0.00   $     (0.09)  $     (0.14)   $     (0.02)
                                           ============      ============   ===========   ===========    ===========
 Current assets. . . . . . . . . . . . .   $ 15,560,000      $ 13,911,000   $ 7,677,000   $ 6,840,000    $10,531,000
 Current liabilities . . . . . . . . . .   $ 15,122,000      $ 10,201,000   $ 6,533,000   $ 5,133,000    $ 4,918,000
                                           ------------      ------------   -----------   -----------    -----------
 Working capital. . . . . . . . . . . .    $    438,000      $  3,710,000   $ 1,144,000   $ 1,707,000    $ 5,613,000
                                           ============      ============   ===========   ===========    ===========
 Total assets . . . . . . . . . . . . .    $ 37,664,000      $ 34,872,000   $37,731,000   $28,960,000    $70,794,000

 Long-term obligations:
    Long-term obligations and other        $  1,276,000      $         --   $        --   $        --    $25,726,000
     liabilities  . . . . . . . . . . .
    Notes payable to related parties. .    $    253,000      $         --   $        --   $        --    $        --
    Redeemable preferred stock (3)  . .    $  9,000,000      $  1,868,000   $ 1,868,000   $ 1,868,000    $        --
                                           ------------      ------------   -----------   -----------    -----------
       Total. . . . . . . . . . . . . .    $ 10,529,000      $  1,868,000   $ 1,868,000   $ 1,868,000    $25,726,000
                                           ============      ============   ===========   ===========    ===========
 Stockholder's equity . . . . . . . . .    $ 11,499,000      $ 20,316,000   $28,963,000   $21,959,000    $40,150,000
 Redeemable preferred stock
  outstanding . . . . . . . . . . . . .         900,000           186,760       186,760       186,760             --
 Weighted average common stock               42,519,373        45,752,936    58,392,901    59,722,853     65,041,063
  outstanding . . . . . . . . . . . . .

 Proved reserves at end of year (4):
    Bbls of oil . . . . . . . . . . . .              --                --     1,035,000     1,521,000      3,523,000
    Mcf of gas. . . . . . . . . . . . .              --                --     4,970,000     7,148,000     29,203,000
    Future net revenues . . . . . . . .    $         --      $         --   $13,707,000   $20,178,000    $99,193,000
    Present value (discounted at 10%
     per year)  . . . . . . . . . . . .    $         --      $         --   $ 8,230,000   $11,712,000    $58,776,000


------------------------------

(1) Financial information for these periods has been restated to present the operations of Harken's well servicing and contract drilling operations as discontinued operations. See "Notes to Consolidated Financial Statements, Note 10--Discontinued Operations" contained in
         Part II, Item 8, for a discussion of its discontinued contract drilling and well service segment.

(2) Pursuant to a plan of reorganization, Harken completed a rights offering and related exchange transactions on April 30, 1991. These transactions resulted in a discontinuance of Harken's refined products marketing and natural gas gathering and marketing operations. Discontinued operations for 1991 includes a loss of $2,997,000 from Harken's discontinued refined products marketing and natural gas gathering and marketing operations.

(3) See "Notes to Consolidated Financial Statements, Note 8 -- Redeemable Preferred Stock" contained in Part II, Item 8, for a discussion of Harken Series C Preferred Stock.

(4) These estimated reserve quantities, future net revenues and present value figures are related solely to proved reserves. No consideration has been given to probable or possible reserves. Oil and gas prices were held constant except where future price increases were fixed and determinable under existing contracts and government regulations. Operating costs were held constant. Harken's share of an equity method investee's proved oil and gas reserves at December 31, 1991 are not reflected in these amounts.

         Effective February 15, 1993, Harken consummated a merger whereby Chuska became a wholly-owned subsidiary of Harken. The 1993 and 1994 amounts reflect primarily the proved reserve quantities and future net revenues of Chuska. On December 21, 1995, Harken acquired certain producing oil and gas properties located in the Texas panhandle. In addition to existing production, the properties have substantial proved undeveloped reserves which Harken plans to systematically develop over the next two to four years. (See "Notes to Consolidated Financial Statements, Notes 2 and 14 -- Acquisitions and Oil and Gas Disclosures" contained in Part II, Item 8.)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             RESULTS OF OPERATIONS

         The following table presents certain data for Harken's continuing operations for the years ended December 31, 1993, 1994 and 1995. A discussion follows of certain significant factors which have affected Harken's operating results during such periods. This discussion should be read in conjunction with Harken's Consolidated Financial Statements and related footnotes contained in
Part II, Item 8.

                                                                         YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------
                                                                  1993             1994             1995
                                                              -------------    ------------     -------------
EXPLORATION AND PRODUCTION OPERATIONS
-------------------------------------
Revenues
   Oil sales revenues . . . . . . . . . . . . . . . . .       $  2,989,000     $  2,552,000     $  3,985,000
       Oil volumes in barrels . . . . . . . . . . . . .            185,000          158,000          217,000
       Oil price per barrel . . . . . . . . . . . . . .       $      16.16     $      16.15     $      18.36
   Gas sales revenues . . . . . . . . . . . . . . . . .       $    792,000     $    806,000     $  1,188,000
       Gas volumes in mcf . . . . . . . . . . . . . . .            429,000          426,000          810,000
       Gas price per mcf  . . . . . . . . . . . . . . .       $       1.85     $       1.89     $       1.47
   Gas plant revenues . . . . . . . . . . . . . . . . .       $  1,189,000     $    798,000     $    787,000
Management fee income   . . . . . . . . . . . . . . . .       $    300,000     $         --     $         --


OTHER REVENUES
--------------

 Interest income  . . . . . . . . . . . . . . . . . . .       $    225,000     $    147,000     $    667,000
 Other income   . . . . . . . . . . . . . . . . . . . .       $  1,106,000     $    592,000     $    844,000

OVERVIEW

         Harken reported a net loss from continuing operations for the year ended December 31, 1995 of $1,625,000. Total revenues increased from approximately $4.9 million in 1994 to $7.5 million in 1995 and gross profit before depreciation and amortization, general and administrative expenses and provision for asset impairments increased to approximately $3.8 million in 1995 compared to $2.6 million during the prior year. During the year, Harken consummated four acquisitions which increased domestic oil and gas reserves and monthly cash flow from operations. In addition, as a result of these acquisitions, Harken has diversified its domestic oil and gas operations to include onshore areas of South Texas as well as the Panhandle and Western regions of Texas. Two of these acquisitions occurred during the fourth quarter of 1995, resulting in only a minimal impact on Harken's revenues and gross profit for the year. Internationally, Harken drilled its first well in Colombia, the Alcaravan #1, during the first quarter of 1995. In September 1995, Harken announced the signing of its fourth Association Contract with Ecopetrol, the Cambulos Contract, and is currently waiting on the approval and issuance of environmental permits in Colombia prior to initiating construction of the drillsite for Harken's second well in Colombia, the Torcaz #2, to be drilled on the Bocachico Contract area in the Middle Magdalena Basin of Colombia.

         Harken reported a net loss from continuing operations for the year ended December 31, 1994, of $8,211,000 primarily due to a reduction in Harken's carrying value in its investment in E-Z Serve Series C Preferred Stock and related accrued dividends by approximately $5.8 million due to a permanent decline in value as indicated by efforts of Harken management to sell the investment in early 1995. Despite production declines on existing wells and the lack of new production from drilling activities, Harken did bolster its oil and gas reserve and revenue base through the additional acquisition of approximately 20% of the CHAP Venture during the last half of 1994. Total gross revenues from oil and gas operations totaled approximately $4.2 million with a gross profit before depreciation and amortization, general and administrative expenses and provision for asset impairments of approximately $2.6 million.

         Harken reported a net loss from continuing operations for the year ended December 31, 1993, of $1,797,000. Effective February 15, 1993, Harken consummated a merger pursuant to which Chuska became a wholly-owned subsidiary of Harken. As a result of the merger with Chuska, Harken began reflecting oil and gas sales revenues and related operating expenses and depreciation and amortization in 1993. Harken's exploration and production operations generated gross revenues of approximately $5.5 million and gross profit before depreciation and amortization, general and administrative expenses and provision for asset impairments totaled approximately $3.7 million during 1993, primarily generated from the Chuska acquisition.

DOMESTIC OPERATIONS

         Gross oil and gas revenues during 1993, 1994 and 1995 were generated by Harken's domestic exploration and production operations, consisting primarily of the operations of Harken Southwest Corporation ("HSW"), which includes the production of oil and gas reserves in the Aneth Field and Blanding Sub-Basin portions of the Paradox Basin in the Four Corners area of Utah, Arizona and New Mexico, primarily on the Navajo Indian Reservation. Such operations are conducted through HSW's interests in CHAP, the Greater Blanding venture and the Central Blanding venture. Harken also includes in oil and gas revenues certain gas plant revenues, primarily from CHAP's plant owner interest in the Aneth Gas Plant which serves many of the Utah properties.

         In October 1994, Harken acquired additional interests in CHAP which resulted in Harken increasing its ownership in the Reservation reserves, exploration acreage, development drilling locations and the Aneth

Gas Plant. The acquisition of the sellers' interest raised Harken's total interest in CHAP from 50% to approximately 70% and increased Harken's share of daily production by approximately 40% over its previous interest. In May 1995, Harken again acquired an additional interest in CHAP, raising Harken's total interest in CHAP from approximately 70% to approximately 82%.

         In May 1995, Harken acquired Search Exploration pursuant to an Amended and Restated Agreement and Plan of Reorganization (the "Search Agreement"). Search is primarily engaged in the domestic exploration for, and development and production of oil and gas in Texas. Pursuant to the Search Agreement, Search Exploration merged with and into Search Acquisition (the "Search Merger"). Upon the consummation of the Search Merger, all outstanding shares of common stock, preferred stock and certain promissory notes of Search were converted into approximately 2.2 million shares of Common Stock. In addition, the holders of Search common stock, certain notes and overriding royalty interests in certain properties of Search received a non-transferable right to receive additional shares in the future, if any, of Common Stock or, under certain circumstances, cash, based upon the increase that may subsequently be realized in the value of a group of undeveloped leases and properties of Search.

         In October 1995, a wholly-owned subsidiary of Harken acquired certain non-operated interests in the Yellowhouse Properties. As consideration for the purchase of these interests, Harken issued three million shares of Common Stock, one million warrants to purchase additional shares of Common Stock at $2 per share, and assumed $750,000 of short-term notes payable.

         On December 21, 1995, pursuant to the terms of the Panhandle Purchase and Sale Agreement, Harken Exploration acquired certain interests in the Panhandle Properties, in exchange for, along with other consideration, 2.5 million shares of Common Stock, $2.5 million in cash and the Panhandle Note in the principal amount of $13 million. Harken has the option over the next two years to convert all or part of the Panhandle Note into Common Stock at conversion rates tied to future trading prices of shares of Common Stock. The Panhandle Note matures and becomes payable in two stages, with each maturity amount subject to certain adjustments.

         Gross oil revenues during 1995 increased compared to 1994 primarily due to the increased production from the above mentioned acquisitions of additional interests in CHAP and the fourth quarter 1995 acquisition of the Yellowhouse Properties. Harken drilled four wells during the first half of 1995 on acreage it holds in the Paradox Basin area, in an effort to offset the production declines typically experienced in the region. In addition, oil prices improved from the prior years due to increased overall demand, particularly in the Paradox Basin. Prior to 1995, gross oil revenues reflect the overall weak demand experienced by the industry, resulting in low oil pricing, particularly during the fourth quarter of 1993 and early 1994. Oil revenues decreased during 1994 as compared to 1993 due to the normal production decline of existing wells and the lack of new production due to delays in plans for additional drilling during 1994.

         Gross gas revenues during 1995 also increased compared to 1994, again partly due to the increased CHAP ownership and due to the adjustment to certain gas related liabilities, and in spite of the sharp decrease in gas prices experienced throughout 1995. The December 1995 acquisition of the Panhandle Properties had only a minimal impact on 1995 gas production and revenues, although the acquired interests should contribute significantly to future Harken gas production volumes. Revenues from gas sales totaled $806,000 during 1994 compared to $792,000 during 1993 and were enhanced by production from a new successful gas well drilled in mid-1993 in the Black Rock Field in Arizona. Harken drilled four wells during 1993 and is largely dependent on future drilling success to offset the production declines typically experienced in the Paradox Basin region.

         Gas plant revenues decreased from $1,189,000 in 1993 to $798,000 in 1994 and again to $787,000 in 1995 due to an annual redetermination whereby HSW's interest in the Aneth Gas Plant was reduced based on each owner's throughput volume. Harken expects future decreases in HSW's interest in the Aneth Gas Plant due to the annual redetermination and future expected production declines of CHAP.

         Oil and gas operating expenses consist of lease operating expenses and gas plant expenses, along with a number of production and reserve-based taxes, including Utah severance, conservation, and property taxes and Navajo severance and possessory interest taxes. The increase in oil and gas operating expenses during 1995 compared to 1994 reflects the above acquisitions of oil and gas properties, particularly the increased interest in CHAP.

INTEREST AND OTHER INCOME

         Interest and other income increased during 1995 compared to 1994 due to the interest earned by Harken on proceeds received from the May 1995 issuance of $15 million of European 8% Senior Convertible Notes Payable (the "European Notes"). Such proceeds, net of issuance costs on the European Notes, are maintained and invested in a separate interest bearing bank account (the "Segregated Account") and earned approximately $475,000 during 1995. Interest and other income decreased in 1994 from 1993, primarily due to the release of the E-Z Serve 12% subordinated debenture in April 1993 as part of a restructuring of E-Z Serve and due to lower investment and cash balances, and generally lower investment yields available during the year.

OTHER COSTS AND EXPENSES

         General and administrative expenses have remained fairly level during the past three years, as Harken has minimized increasing administrative staff and office costs despite its growth in domestic oil and gas operations. In addition, the loss of Harken's operator overhead fees and other operator cost reimbursements related to properties owned by a managed limited partnership were offset by the effect of general and administrative cost reductions during 1993 and 1994. General and administrative expenses for 1993 include costs related to certain offices of HSW that have since been closed in an effort to reduce costs and improve efficiency. Harken also took efforts throughout 1993 to reduce total personnel with the objective of eliminating duplicative administrative and operational functions. General and administrative expenses during 1993 were net of approximately $1,666,000 of such operator overhead fees and other operator cost reimbursements, compared to only $198,000 of such reimbursements during 1994, and $94,000 during 1995, with the decrease caused by the above mentioned 1993 sale by the managed limited partnership of all remaining oil and gas properties operated by Harken. Harken accounts for operator fees and reimbursements as a reduction to general and administrative expenses in its statements of operations.

         Depreciation and amortization expense increased during 1995 compared to 1994 consistent with the increased production levels from the acquired oil and gas property interests during 1994 and 1995. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties. Depreciation and amortization decreased during 1994 as compared to 1993 due to the sale or full depreciation of certain non-oil and gas property assets.

         Interest expense and other increased significantly during 1995 compared to 1994 due to the May 1995 issuance of the European Notes, which generated interest expense of approximately $446,000, net of amounts of interest capitalized, and approximately $337,000 of amortization of issuance costs associated with the European Notes. In December 1995, Harken issued the Panhandle Note for an initial face amount of $13 million in connection with the acquisition of the Panhandle Properties, but such note payable had only a minimal impact on interest expense during 1995.

         Provision for asset impairments during 1995 consisted of $457,000 primarily related to Harken's decision to reduce its investment in certain international operations. Provision for asset impairments during 1994 totaled $6,361,000 due primarily to the decision to reduce Harken's investment in E-Z Serve Series C Preferred Stock and related accrued dividends by $5,831,000 to realizable value, in light of efforts by Harken management to sell that investment in early 1995. Provision for asset impairments during 1993 includes a total of $551,000 of accrued interest which was expensed related to certain non-recourse notes receivable from certain current and former employees, officers and directors.

DISCONTINUED WELL SERVICING AND CONTRACT DRILLING OPERATIONS

         Harken's well servicing revenues totaled $1,053,000 in 1994 compared to $2,074,000 in 1993. Harken generated its well servicing revenue from the operations by Supreme Well Service Company of up to 10 well service rigs and 2 swab rigs. Well servicing operating expenses, which consist principally of contract labor and supplies, totaled $770,000 in 1994 and $936,000 in 1993. In May 1994, Harken announced that it discontinued its well servicing operations, and has reflected the activities of its well servicing and contract drilling segment as discontinued operations in the accompanying financial statements.

         In January 1994, Harken made the decision to liquidate its remaining drilling rigs and related assets and apply the proceeds primarily to its international exploration efforts, specifically in Colombia and Bahrain. As a result of this decision, Harken recognized a non-cash charge of $3.1 million during the fourth quarter of 1993.


                        LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 1995, Harken took significant steps to strengthen its operating cash flow and available capital resources in order to implement its overall operating strategy. Such efforts included the issuance of $15 million of European Notes, the generation of approximately $4.4 million from private placements of Common Stock, four separate acquisitions of domestic oil and gas reserves and the signing of a Development Finance Agreement with certain investors to provide up to $3.5 million for Colombian exploration efforts. During 1995, Harken's working capital increased approximately $3.9 million, primarily due to the availability of a portion of the cash proceeds from the issuance of the European Notes as discussed below.

         In May 1995, Harken generated net proceeds totaling approximately $13,250,000 from the sale of a total of $15 million in principal amount of European Notes, which mature in May 1998. Such European Notes are convertible at any time by the holders into shares of Common Stock at a conversion price of $1.50 per share, and convertible by Harken into shares of Common Stock after one year following issuance, if for any period of thirty consecutive days the closing price of Common Stock for each day during such period shall have equaled or exceeded 140% of the conversion price (or $2.10 per share of Common Stock). The European Notes are collateralized by a negative pledge from Harken of certain defined categories of assets. Upon closing, all proceeds from the sale of the European Notes were paid to a paying and conversion agent and are held in the Segregated Account to be maintained in Harken's name, until the paying and conversion agent is presented with evidence of sufficient collateral held by Harken to permit an advance of a portion of the proceeds.

         Upon a conversion, any proceeds attributable to the European Notes converted which remain in the Segregated Account will be available to be released and paid to Harken without regard to the value of any collateral then existing. As of December 31, 1995, holders of European Notes totaling $2,450,000 exercised their conversion option and had been issued 1,633,327 shares of Common Stock. Subsequent to December 31, 1995 and as of February 28, 1996, additional notifications of exercise of conversion options have been received from holders of European Notes totaling $950,000, which has resulted in the additional issuance of 633,332 shares of Common Stock.

         To the extent that proceeds invested in the Segregated Account at the balance sheet date are available under the above collateral-based limitations, such cash is included as a current asset as it is available to Harken to fund international and domestic activities including acquisitions, drilling costs and other capital expenditures or other working capital needs. Interest incurred on the European Notes is payable semi-annually in May and November of each year to maturity or until the European Notes are converted. Interest payments will be funded from cash flow from operations, existing cash balances or from available proceeds.

         As mentioned above, Harken consummated four transactions during 1995 to increase domestic proved oil and gas reserves and monthly cash flow from domestic operations. Such acquisitions, along with 1995 exploration activity, increased Harken's total present value of future net revenues from oil and gas reserves from approximately $11.7 million at December 31, 1994 to approximately $58.8 million at December 31, 1995, excluding Harken's share of CHAP's interest in the future cash flows from the Aneth Gas Plant. In the acquisitions of the additional interest in CHAP and the Yellowhouse Properties as well as the merger with Search, Harken issued shares of Common Stock as primary consideration for each transaction, expending only minimal amounts of working capital cash and absorbing minor amounts of debt. In the acquisition of the Panhandle Properties, Harken issued, among other consideration, 2.5 million shares of Common Stock, $2.5 million in cash (which was satisfied using European Note proceeds advances from Harken's Segregated Account) and the Panhandle Note in the principal amount of $13 million.

         The Panhandle Note bears interest at 5% per annum as to $8,000,000 in principal amount only, is secured by Harken Exploration's interest in the Panhandle Properties (but is otherwise a non-recourse note) and has not been guaranteed by Harken. The Panhandle Note matures and becomes payable in two stages. On November 7, 1996, $8,000,000 in principal amount of the Panhandle Note, subject to adjustment, will mature, and become payable ("Maturity I"). The remaining $5,000,000 in principal amount of the Panhandle Note, subject to adjustment, will mature and become payable ("Maturity II") on July 15, 1997; provided, however, that if the amount due at Maturity I is paid in shares of Common Stock as described below, such principal amount will mature and become payable on the earlier of (i) the expiration of 270 days following the date upon which the Securities and Exchange Commission declares effective a registration statement covering the resale of the shares issued at Maturity I or (ii) November 15, 1997. The amounts payable at Maturity I and Maturity II are subject to adjustment as described in "Notes to Consolidated Financial Statements, Note 6 -- Notes Payable and Long-Term Obligations" contained in
Part II, Item 8.

         Pursuant to the Panhandle Purchase and Sale Agreement, Harken Exploration may elect to pay the amounts due at either or both of Maturity I and Maturity II in shares of Common Stock, with the number of shares to be issued at Maturity I to be determined by dividing the amount due at Maturity I by the average of the closing prices of the Common Stock on the American Stock Exchange during the period beginning on January 22, 1996 and ending ten (10) trading days prior to Maturity I (the "Maturity I Average Trading Price") and the number of shares to be issued at Maturity II to be determined by dividing the amount due at Maturity II by the average of the closing prices of the Common Stock on the American Stock Exchange during the period beginning upon the date which a registration statement covering the resale of the shares issued at

Maturity I is declared effective by the Securities and Exchange Commission and ending ten (10) trading days prior to Maturity II.

         Harken does not currently have sufficient cash reserves to repay the $13 million Panhandle Note payable with cash, and Harken does not anticipate that its cash flow from operations will be sufficient to repay the Panhandle Note. If Harken does not elect to convert the amounts due under the Panhandle
Note into shares of Common Stock, Harken anticipates that it will be required to seek additional sources of financing in order to repay the Panhandle Note. There can be no assurance that such financing will be available to Harken. In addition, Harken does not currently have a sufficient number of unissued shares of Common Stock which have not previously been reserved for other purposes available to allow Harken to convert the amount due at Maturity I into shares of Common Stock. An amendment to Harken's Certificate of Incorporation may be required to increase the number of authorized shares of Common Stock, which would require approval of Harken's stockholders.

         As Harken's intention is to pay the Panhandle Note with shares of Common Stock, the entire Panhandle Note balance has been classified as long-term obligations on Harken's Consolidated Balance Sheet. The recorded amount of the Panhandle Note on Harken's Consolidated Balance Sheet is equal to the discounted fair value of the payments to be made at each maturity date, using a market rate of interest.

         In addition to Harken's efforts to acquire domestic oil and gas reserves, Harken continues to be very active in exploration efforts internationally, particularly in Colombia. As of December 31, 1995, Harken's investment in its Colombian operations has totaled approximately $4.9 million, the realizability of which is dependent upon the success of Harken's exploration efforts. For a detailed discussion of each of the Association Contracts entered into between Harken de Colombia, Ltd. and Ecopetrol, see Item
1. Business, "International Exploration Operations."

         Harken anticipates that full development of Colombian reserves in the Alcaravan and Playero contract areas of the Llanos Basin and the Bocachico and Cambulos contract areas of the Middle Magdalena Basin may take several years and may require extensive production facilities which could require significant additional capital expenditures. The ultimate amount of such expenditures cannot be presently predicted. Harken anticipates that amounts required to fund international activities, including those in Colombia, will be funded from existing cash balances, asset sales, stock issuances, production payments, operating cash flows and potentially from industry partners; however, there can be no assurances that Harken will have adequate funds available to it to fund its international activities without participation from industry partners or that industry partners can be obtained to fund such international activities.

         In October 1995, Harken entered into a Development Finance Agreement (the "Development Agreement") with Arbco Associates L.P., Offense Group Associates L.P., Kayne Anderson Nontraditional Investments L.P. and Opportunity Associates L.P. (collectively, the "Investors"), pursuant to which the Investors agreed to provide up to $3.5 million to Harken to finance the drilling of two wells on the Rio Negro prospect in the Bocachico Contract area in exchange for the right to receive future payments from Harken equal to 40% of the net profits that Harken, through its wholly-owned subsidiary Harken de Colombia, Ltd., may derive from the sale of oil and gas produced from the Rio Negro prospect (the "Participation") if the planned drilling on that prospect is successful. Pursuant to the Development Agreement, Harken has agreed to drill two wells on the Rio Negro prospect. As of December 31, 1995, Harken has requested no funds under the Development Agreement.

         Pursuant to the Development Agreement, the Investors have the right at any time prior to October 12, 1997 (the "Commitment Date"), to convert all or part of the Participation into shares of a newly created series of preferred stock of Harken (the "Preferred Stock"), and Harken likewise has the right, exercisable at the Commitment Date, to convert up to 75% of the Participation into shares of Preferred Stock if the Investors have not previously elected to convert all of such Participation. If Harken exercises its right to convert the Participation into Preferred Stock, the Investors at that time can elect to receive cash or Preferred Stock equal to the amount of the balance of the remaining Participation plus an additional amount computed at a rate of 25% per annum. In addition, the Investors may then elect to further convert any remaining portion of the Participation into additional shares of Preferred Stock. The shares of Preferred Stock which may be issued would be constituted as the Series D Preferred and would pay dividends at an annual rate of 15% and are redeemable by Harken without premium except for accrued unpaid dividends at any time after the Commitment Date, and must be redeemed by Harken no later than October 12, 2000. A failure by Harken to timely pay dividends due under this preferred stock for three quarters or to redeem such preferred stock when due would give rise to a right exercisable on behalf of the Investors to elect one director to Harken's Board of Directors.

         All of the steps taken by Harken during 1995, including the above mentioned Development Agreement, provide Harken with additional capital resources, both internally and externally, to be used toward accomplishing Harken's exploration and development objectives during 1996. Such capital expenditures will be incurred only to the extent that cash flows from operations or additional capital resources are available. Capital expenditures related to Harken's Colombian operations are expected to total a minimum of $3.2 million during 1996, with a majority of such costs related to the Rio Negro prospect on the Bocachico Contract area. In addition, Harken plans to expend at least $1 million in 1996 on domestic drilling activities, primarily related to the development of its Panhandle Properties. Harken anticipates that such amounts will be funded from existing cash balances (including available European Segregated Account cash), operating cash flows and the Development Agreement.

         During the year ended December 31, 1995, Harken's cash and temporary investments, excluding its initial proceeds from the European Notes, increased approximately $1.6 million, consisting primarily of Common Stock private placement offering proceeds of approximately $4.4 million, transfer from the European Segregated Account of $2.5 million and proceeds from the sale of assets totaling approximately $3.4 million. Such activity was sufficient to fund capital expenditures of approximately $7.9 million and repayments of notes payable and long-term obligations of approximately $1.0 million. Cash flow provided by operations during 1995 totaled $371,000.

         During the year ended December 31, 1994, Harken's working capital increased approximately $563,000, primarily due to the decision by management to market its E-Z Serve Series C Preferred Stock in 1995. Cash and temporary investments decreased approximately $471,000 although cash of approximately $2 million was obtained from the sale of certain non-strategic assets. This reduction was caused by cash used for operating activities of $510,000 and net capital expenditures of approximately $2 million. The improvement in cash provided from operations was due to reductions of personnel and offices during 1994 further centralizing the Chuska operations into Harken.

         During the year ended December 31, 1993, Harken's working capital decreased approximately $2.6 million, primarily due to the accrual of certain liabilities totaling approximately $2.9 million associated with Chuska's operations and due to capital expenditures during 1993. Cash and temporary investments decreased by $7.0 million despite the $2.6 million of cash balances that were acquired from the merger with Chuska. Such cash usage was caused by cash used by operating activities of $3.9 million, $4.1 million of net capital expenditures and $1.6 million of repayments of debt. The cash used by operating activities was primarily caused by the payment of approximately $2.1 million of operator suspended revenues primarily related to amounts which were appropriately released upon the sale of operated properties by Harken's managed limited partnership.

         Harken believes that cash flow from operations will be sufficient to meet its operating cash requirements in 1996. Harken includes in cash and temporary investments certain balances which are restricted to use for specific project expenditures, collateral or for distribution to outside interest owners and are not available for general working capital purposes. Such restricted cash amounts totaled approximately $1,063,000 and $1,435,000 at December 31, 1994 and 1995, respectively.

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

         Harken has accrued approximately $1,345,000 at December 31, 1995 relating to operational or regulatory contingent liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including the guarantee of certain lease obligations, which in management's opinion, will not result in significant loss exposure to Harken.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements appear on pages 28 through 56 in this report.

                                                                                                       PAGE
                                                                                                       ----
Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     28

Consolidated Balance Sheets --  December 31, 1994 and 1995  . . . . . . . . . . . . . . . . . . . .     29

Consolidated Statements of Operations --
  Years ended December 31, 1993, 1994 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . .     30

Consolidated Statements of Stockholders' Equity --
  Years ended December 31, 1993, 1994 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . .     31

Consolidated Statements of Cash  Flows --
  Years ended December 31, 1993, 1994 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . .     32

Notes to Consolidated Financial  Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .     33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Harken Energy Corporation:


         We have audited the accompanying consolidated balance sheets of Harken Energy Corporation (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harken Energy Corporation and subsidiaries as of December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP


Dallas, Texas,
  February 28, 1996

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,
                                                                          ----------------------------------
                                                                                 1994              1995
                                                                          ----------------------------------
                                     ASSETS

Current Assets:
 Cash and temporary investments . . . . . . . . . . . . . . . . . . . .      $    2,828,000   $   4,456,000
 Cash available in European segregated account  . . . . . . . . . . . .                  --       4,705,000
 Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . .             543,000       1,061,000
 Investment in former subsidiary held for resale  . . . . . . . . . . .           2,898,000              --
 Prepaid expenses and other current assets  . . . . . . . . . . . . . .             571,000         309,000
                                                                             --------------   -------------
     Total Current Assets . . . . . . . . . . . . . . . . . . . . . . .           6,840,000      10,531,000

Property and Equipment:
 Oil and gas properties, using the full cost method of accounting-
     Evaluated  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13,944,000      39,526,000
     Unevaluated  . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,446,000      15,983,000
 Gas plants and other property  . . . . . . . . . . . . . . . . . . . .           6,646,000       6,746,000
 Less accumulated depreciation and amortization . . . . . . . . . . . .          (7,859,000)    (10,113,000)
                                                                             --------------   -------------
     Total Property and Equipment, net  . . . . . . . . . . . . . . . .          20,177,000      52,142,000

Restricted Cash in European Segregated Account  . . . . . . . . . . . .                  --       6,173,000
Investments in Former Subsidiaries  . . . . . . . . . . . . . . . . . .           1,219,000              --
Notes Receivable from Related Parties, including interest . . . . . . .             474,000         232,000
Other Assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . .             250,000       1,716,000
                                                                             --------------   -------------
                                                                             $   28,960,000   $  70,794,000
                                                                             ==============   =============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Trade payables . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      492,000   $     356,000
 Accrued liabilities and other  . . . . . . . . . . . . . . . . . . . .           2,464,000       2,722,000
 Revenues and royalties payable . . . . . . . . . . . . . . . . . . . .           1,277,000         972,000
 Notes payable and current portion of long-term obligations . . . . . .             900,000         868,000
                                                                             --------------   -------------
     Total Current Liabilities  . . . . . . . . . . . . . . . . . . . .           5,133,000       4,918,000

Long-Term Obligations . . . . . . . . . . . . . . . . . . . . . . . . .                  --      13,176,000
European Convertible Notes Payable  . . . . . . . . . . . . . . . . . .                  --      12,550,000
Commitments and Contingencies (Note 15)
Redeemable Preferred Stock  . . . . . . . . . . . . . . . . . . . . . .           1,868,000              --

Stockholders' Equity:
 Common stock, $0.01 par value; authorized 100,000,000 shares;
   issued 66,426,508 and 75,913,832 shares, respectively  . . . . . . .             664,000         759,000
 Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .         132,572,000     136,435,000
 Retained deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .         (90,520,000)    (92,047,000)
 Treasury stock, 5,983,655 and 1,440,896 shares held, respectively  . .         (20,757,000)     (4,997,000)
                                                                             --------------   -------------
     Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . .          21,959,000      40,150,000
                                                                             --------------   -------------
                                                                             $   28,960,000   $  70,794,000
                                                                             ==============   =============

        The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Year Ended December 31,
                                                                  --------------------------------------------
                                                                      1993             1994           1995
                                                                  -------------    ------------   ------------
Revenues:
 Oil and gas operations . . . . . . . . . . . . . . . . . .       $   4,970,000    $   4,156,000  $  5,960,000
 Interest and other income  . . . . . . . . . . . . . . . .           1,631,000          739,000     1,511,000
                                                                  -------------    -------------  ------------
                                                                      6,601,000        4,895,000     7,471,000
                                                                  -------------    -------------  ------------
Costs and Expenses:
  Oil and gas operating expenses  . . . . . . . . . . . . .           1,825,000        1,535,000     2,135,000
  General and administrative expenses, net  . . . . . . . .           3,179,000        3,132,000     3,376,000
  Depreciation and amortization . . . . . . . . . . . . . .           2,571,000        1,993,000     2,251,000
  Provision for asset impairments . . . . . . . . . . . . .             726,000        6,361,000       457,000
  Interest expense and other, net . . . . . . . . . . . . .              97,000           85,000       877,000
                                                                  -------------    -------------  ------------
                                                                      8,398,000       13,106,000     9,096,000
                                                                  -------------    -------------  ------------

   Loss from continuing operations before income taxes  . .          (1,797,000)      (8,211,000)   (1,625,000)

Income tax expense  . . . . . . . . . . . . . . . . . . . .                  --               --            --
                                                                  -------------    -------------  ------------

   Loss from continuing operations  . . . . . . . . . . . .          (1,797,000)      (8,211,000)   (1,625,000)

Discontinued Operations (Note 10):
 Loss from operations of discontinued well servicing
  and contract drilling segment . . . . . . . . . . . . . .          (3,697,000)        (223,000)           --
                                                                  --------------   -------------- ------------
   Net loss . . . . . . . . . . . . . . . . . . . . . . . .       $  (5,494,000)     $(8,434,000) $ (1,625,000)
                                                                  =============      ===========  ============

Loss per common share:
 Continuing operations  . . . . . . . . . . . . . . . . . .       $       (0.03)   $       (0.14) $      (0.02)
 Discontinued operations  . . . . . . . . . . . . . . . . .               (0.06)           (0.00)           --
                                                                  -------------    -------------  ------------
 Net loss . . . . . . . . . . . . . . . . . . . . . . . . .       $       (0.09)   $       (0.14) $      (0.02)
                                                                  =============    =============  ============
Weighted average shares outstanding . . . . . . . . . . . .          58,392,901       59,722,853    65,041,063
                                                                  =============    =============  ============





        The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                              COMMON           ADDITIONAL           RETAINED            TREASURY
                                              STOCK         PAID-IN CAPITAL         DEFICIT               STOCK
                                           ------------    ----------------     ----------------    ----------------
Balance, December 31, 1992  . . . . . . .  $    512,000   $   114,207,000(A)    $    (76,492,000)    $   (17,911,000)
   Issuance of common stock, net  . . . .       142,000        12,663,000                     --                  --
   Payment of notes receivable, net of
     retirements  . . . . . . . . . . . .            --         2,846,000                     --          (2,846,000)
   Exchange of subordinated debenture . .            --         1,336,000                     --                  --
   Net loss . . . . . . . . . . . . . . .            --                --             (5,494,000)                 --
                                           ------------   ---------------         --------------     ---------------
Balance, December 31, 1993  . . . . . . .       654,000       131,052,000            (81,986,000)        (20,757,000)
   Issuance of common stock, net  . . . .        10,000         1,520,000                     --                  --
   Adjustment for unrealized losses
     on available-for-sale securities . .            --                --               (100,000)                 --
   Net loss . . . . . . . . . . . . . . .            --                --             (8,434,000)                 --
                                           ------------   ---------------        ----------------    ---------------
Balance, December 31, 1994  . . . . . . .       664,000       132,572,000            (90,520,000)(B)     (20,757,000)
   Issuance of common stock, net  . . . .        79,000         1,740,000                     --          15,760,000
   Conversions of European notes payable         16,000         2,123,000                     --                  --
   Adjustment for unrealized losses
     on available-for-sale securities . .            --                --                100,000                  --
   Equity adjustment from foreign
     currency translation . . . . . . . .            --                --                 (2,000)                 --
   Net loss . . . . . . . . . . . . . . .            --                --             (1,625,000)                 --
                                           ------------   ---------------        ----------------    ---------------
Balance, December 31, 1995  . . . . . . .  $    759,000   $   136,435,000        $   (92,047,000)    $    (4,997,000)
                                           ============   ===============        ================    ================

---------------------

(A) Includes, as an offset to Additional Paid-In Capital, notes receivable of $4,182,000 as of December 31,1992 from certain officers, directors and affiliates for stock purchases. See Note 12 -- Related Party Transactions "Other Transactions" for discussion.

(B) Includes, as a component of Retained Deficit, net unrealized losses on available-for-sale securities of $100,000 as of December 31, 1994.
         See Note 3 -- Marketable Equity Securities for further discussion.


        The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------
                                                                       1993             1994           1995
                                                                   -------------   -------------  ------------
Cash flows from operating activities:
 Loss from continuing operations  . . . . . . . . . . . . . . .    $  (1,797,000)  $  (8,211,000) $ (1,625,000)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization  . . . . . . . . . . . . . . .        2,571,000       1,993,000     2,251,000
   Interest expense (income) on notes payable to/receivable
     from related parties . . . . . . . . . . . . . . . . . . .         (466,000)       (423,000)           --
   Forgiveness of related party note receivable  . . . . . . . .              --         232,000       232,000
   Provision for asset impairments  . . . . . . . . . . . . . .          726,000       6,361,000       457,000
   Provision for doubtful accounts  . . . . . . . . . . . . . .               --          24,000      (180,000)
   Accretion of note payable  . . . . . . . . . . . . . . . . .               --              --        27,000
   (Gain) loss on sales of assets and other . . . . . . . . . .         (201,000)       (176,000)     (832,000)
   Amortization of European note issuance costs . . . . . . . .               --              --       337,000

Loss from discontinued operations . . . . . . . . . . . . . . .       (3,697,000)       (223,000)           --
  Adjustments to reconcile loss to net cash provided by
   (used in) operating activities:
   Depreciation and amortization  . . . . . . . . . . . . . . .          683,000          77,000            --
   Provision for asset impairments  . . . . . . . . . . . . . .        3,112,000              --            --
   (Gain)loss on sales of assets and other  . . . . . . . . . .               --        (286,000)           --

  Change in assets and liabilities, net of effect of
  companies acquired:
   (Increase) decrease in accounts receivable . . . . . . . . .        2,282,000         577,000        43,000
   (Increase) decrease in accounts receivable from former
     subsidiaries . . . . . . . . . . . . . . . . . . . . . . .         (338,000)        100,000            --
   Increase (decrease) in trade payables and other  . . . . . .       (6,761,000)       (555,000)     (339,000)
                                                                   -------------   -------------  ------------
    Net cash provided by (used in) operating activities . . . .       (3,886,000)       (510,000)      371,000
                                                                   -------------   ------------- -------------

Cash flows from investing activities:
 Proceeds from sales of assets  . . . . . . . . . . . . . . . .          350,000         338,000     3,423,000
 Cash from acquired subsidiary  . . . . . . . . . . . . . . . .        2,616,000              --       190,000
 Capital expenditures, net  . . . . . . . . . . . . . . . . . .       (4,499,000)     (2,344,000)   (7,908,000)
 Proceeds from sale of assets of discontinued operations  . . .               --       2,045,000            --
                                                                   -------------   -------------  ------------
    Net cash provided by (used in) investing activities . . . .       (1,533,000)         39,000    (4,295,000)
                                                                   -------------   -------------  ------------

Cash flows from financing activities:
 Transfer from segregated account cash  . . . . . . . . . . . .               --              --     2,500,000
 Issuance of common stock, net of issuance costs  . . . . . . .               --              --     4,409,000
 Repayments of notes payable and long-term obligations  . . . .       (1,630,000)             --    (1,025,000)
 Investment in segregated account cash, net . . . . . . . . . .               --              --      (332,000)
                                                                   -------------   -------------  ------------
    Net cash provided by (used in) financing activities . . . .       (1,630,000)             --     5,552,000
                                                                   -------------   -------------  ------------

Net increase (decrease) in cash and temporary investments . . .       (7,049,000)       (471,000)    1,628,000

Cash and temporary investments at beginning of year . . . . . .       10,348,000       3,299,000     2,828,000
                                                                   -------------   -------------  ------------
Cash and temporary investments at end of year . . . . . . . . .    $   3,299,000   $   2,828,000  $  4,456,000
                                                                   =============   =============  ============

        The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1993, 1994 AND 1995

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation and Presentation -- The Consolidated Financial Statements include the accounts of Harken Energy Corporation (a Delaware corporation) and all of its wholly-owned subsidiaries ("Harken") after elimination of significant intercompany balances and transactions. Interests in oil and gas properties jointly owned and operated pursuant to a Joint Operations Agreement are proportionately consolidated. Data is as of December 31 of each year or for the year then ended and dollar amounts in tables are in thousands unless otherwise indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform with the 1995 presentation.

         Harken's consolidated balance sheet as of December 31, 1995 includes certain assets of a wholly-owned subsidiary that are restricted pursuant to certain provisions related to a promissory note payable. See Note 6 -- Notes Payable and Long-Term Obligations for further discussions.

         Cash and Temporary Investments -- For purposes of the Consolidated Statements of Cash Flows, Harken considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Harken paid cash for interest in the amounts of $97,000, $85,000 and $246,000 during 1993, 1994 and 1995, respectively. All significant noncash investing and financing activities are discussed in Notes 2, 6, 7, 8 and 9 -- Acquisitions, Notes Payable and Long-Term Obligations, European Convertible Notes Payable, Redeemable Preferred Stock and Stockholders' Equity.

         Harken includes in cash and temporary investments certain balances which are restricted to use for specific project expenditures, collateral or for distribution to outside interest owners and are not available for general working capital purposes. Such restricted cash amounts totaled approximately $1,063,000 and $1,435,000 at December 31, 1994 and 1995, respectively. In addition, Harken excludes from cash and temporary investments certain proceeds received from the issuance of European Convertible Notes Payable that remain in the European segregated account. See Note 7 -- European Convertible Notes Payable for further discussion.

         Accounts Receivable -- Harken maintains a reserve for potential losses in collection of its accounts receivable. The allowance for doubtful accounts was $1,162,000 and $375,000 as of December 31, 1994 and 1995, respectively.

         Assets Held for Resale -- Harken reflects assets that it intends to sell during the next twelve months as a current asset in the accompanying consolidated balance sheets at the lower of cost or net realizable value. At December 31, 1994, Harken has reflected its investment in E-Z Serve Series C Preferred and related accrued dividends as Investment in Former Subsidiary Held for Resale. This investment was sold during 1995. See Note 4 -- Investments in Former Subsidiaries for further discussion.

         Other Assets -- Harken includes in other assets certain deferred commissions and issuance costs associated with the May 1995 issuance of 8% Senior European Convertible Notes Payable. See Note 7 --

European Convertible Notes Payable for further discussion. At December 31, 1995, such deferred costs totaled $1,228,000 net of $337,000 of accumulated amortization.

         Accrued Liabilities and Other -- Accrued liabilities and other at December 31, 1994, includes an amount of $1,260,000 related to certain operational or regulatory contingent liabilities related to Harken's domestic operations and other accrued expense liabilities of $1,204,000. The December 31, 1995 balance includes an amount of $1,345,000 related to certain operational or regulatory contingent liabilities related to Harken's domestic operations and other accrued expense liabilities of $1,377,000.

         Colombian Operations -- Harken's operations include oil and gas exploration efforts in Colombia pursuant to certain Colombian Association Contracts. See further discussion at Note 15 -- Commitments and Contingencies. Harken accounts for its activities in Colombia using the Colombian peso as the functional currency. Any foreign currency translation adjustment relating to the translation to U.S. dollars of the financial statements of Harken's investment in Colombian operations is accounted for as an equity adjustment from foreign currency translation and is included as a component of stockholders' equity in the accompanying consolidated financial statements. At December 31, 1994 and 1995, Harken reflects its exploration activities in Colombia primarily as a capitalized cost of oil and gas properties. See further discussion at Notes 5 and 14 -- Property and Equipment and Oil and Gas Disclosures.

         Management Fee Income -- During 1993, Harken received management fees of approximately $300,000 related to monthly fees earned as manager of a partnership. Such management fees are included in interest and other income in the accompanying consolidated financial statements.

         Capitalization of Interest -- During 1995, Harken recorded interest expense of $540,000, net of $204,000 of interest which was capitalized to Harken's unevaluated oil and gas properties. No interest was capitalized during 1994 or 1993.

         General and Administrative Expenses -- Harken reflects general and administrative expenses net of operator overhead charges and other amounts billed to joint interest owners. General and administrative expenses are net of $1,666,000, $198,000 and $94,000 for such amounts during 1993, 1994 and 1995, respectively.

         Provision for Asset Impairments -- Assets which are used in Harken's operations, or are not held for resale, are carried at cost, less any accumulated depreciation. Harken reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When evidence indicates that operations will not produce sufficient cash flows to cover the carrying amount of the related asset, and when the carrying amount of the related asset cannot be realized through sale, a permanent impairment is recorded and the asset value is written down to recoverable fair value. Harken reflected a provision for asset impairments from continuing operations in the amounts of $726,000, $6,361,000 and $457,000 during 1993, 1994, and 1995, respectively. See Notes 4 and 12 -- Investments in Former Subsidiaries and Related Party Transactions for further discussion.

(2)  ACQUISITIONS

         Merger with Chuska Resources Corporation - Effective February 15, 1993, Harken consummated a merger pursuant to which Chuska Resources Corporation ("Chuska") became a wholly-owned subsidiary of Harken. Harken acquired all of the 11,055,918 shares of Chuska common stock outstanding in exchange for 14,210,357 shares of newly-issued Harken common stock. Chuska is engaged, primarily through its subsidiary, Harken Southwest Corporation ("HSW"), in the business of exploring for and producing oil and gas in the Aneth

Field and Blanding Sub-Basin portions of the Paradox Basin in Utah, Arizona and New Mexico, and in the Western Paradox Basin in Utah. HSW's operations in the Paradox Basin area are primarily concentrated on the 16 million acre Navajo Indian Reservation ("the Reservation"), which comprises portions of Arizona, New Mexico and Utah. HSW conducts activities on the Reservation as a contractually appointed operator and agent of the Navajo Nation pursuant to two Federally approved operating agreements. In addition to its oil and gas exploration activities, HSW also has an interest in a gas processing plant near the Paradox Basin, the Aneth Gas Plant, on the Utah portion of the Reservation. The acquisition of Chuska has been accounted for under the purchase method of accounting.

         HSW is the general partner and operator of four limited partnerships and is the operator of the CHAP Venture ("CHAP") pursuant to a Joint Operations Agreement, all of which were formed for the exploration and production of oil and gas. Chuska or its wholly-owned subsidiaries are venturers in three additional projects for the exploration and production of oil and gas. Harken accounts for its investments in the partnerships and CHAP using the proportionate consolidation method.

          Acquisition of CHAP Venture Interests -- In October 1994, Harken acquired additional interests in CHAP which resulted in Harken increasing its ownership in the Reservation reserves, exploration acreage, development drilling locations and the Aneth Gas Plant. The acquisition of the sellers' interest raised Harken's total interest in CHAP from 50% to approximately 70% and increased Harken's share of daily production by approximately 40% over its previous interest. As consideration for this acquisition, Harken issued a total of 960,000 shares of restricted Harken common stock to the sellers, assumed certain liabilities of the sellers relating to the properties, and the sellers in turn retained responsibility for certain contingent operational and environmental liabilities related to the interests as well as retaining certain distributions made by CHAP prior to the actual date of closing.

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

         Merger with Search Exploration, Inc. -- In November 1994, Harken entered into an Agreement and Plan of Merger (the "Merger Agreement") with Search Exploration, Inc. ("Search"). Search is primarily engaged in the domestic exploration for, and development and production of Texas oil and gas. Pursuant to the Merger Agreement, Search merged with and into Search Acquisition Corp., a wholly-owned subsidiary of Harken ("the Merger"). Upon the consummation of the Merger, (a) each outstanding share of Search common stock was converted into the right to receive that number of shares of Harken common stock determined by dividing $0.8099 by the average of the closing sales price of a share of Harken common stock on the American Stock Exchange over the 30 days immediately preceding the date that is five trading days prior to the consummation of the Merger, subject to certain restrictions ("the Average Trading Price"); (b) each outstanding share of Search Series 1993 Redeemable Preferred Stock was converted into the right to receive that number of shares of Harken common stock determined by dividing $1.00 by the Average Trading Price and (c) certain promissory notes to be issued by Search were, by their terms, converted into the right to receive that number of shares of Harken common stock determined by dividing the principal amount of each note by the Average Trading Price. In addition, the holders of Search common stock, certain notes and overriding royalty interests in certain properties of Search received a non-transferable right to receive additional shares in the future, if any, of Harken common stock or, under certain circumstances, cash, based upon the increase that may subsequently be realized in the value of a group of undeveloped leases and properties of Search. The Merger was consummated following a vote held at a Search stockholders' meeting on May 22, 1995 and has been accounted for under the purchase method of accounting due to the above mentioned contingently issuable shares of Harken common stock.

         Acquisition of Texas Properties -- In October 1995, a wholly-owned subsidiary of Harken acquired certain non- operated interests in producing properties located in the western region of Texas ("Yellowhouse Properties"). As consideration for the purchase of these interests, Harken issued three million shares of restricted Harken common stock, one million warrants to purchase additional shares of restricted Harken common stock at $2 per share, and assumed $750,000 of short-term notes payable. Harken and the seller made payments totaling approximately $417,000 on these notes payable at closing and the remaining balance is scheduled to be paid in monthly installments through March 1996. Also, Harken issued an additional 82,759 shares of restricted Harken common stock to a financial advisor as a fee in connection with the acquisition. Pursuant to the acquisition, if at the expiration of three years, or earlier upon certain conditions, the aggregate proceeds received by the sellers upon the sale of all three million shares of Harken common stock issued is less than $4 million, the sellers have the right to receive from Harken, at their election, property having a value of, or a promissory note in the principal amount equal to, the difference between $4 million and the proceeds received by the sellers upon the sale of the three million shares of Harken common stock.

         Harken estimates that as of June 30, 1995, the acquired interests in the Yellowhouse Properties represented approximately 1.3 million barrels of oil and 534,000 mcf of gas. The purchase price of this acquisition was allocated entirely to the producing properties.

         On December 21, 1995, pursuant to the terms of a Purchase and Sale Agreement (the "Panhandle Purchase and Sale Agreement"), Harken Exploration Company ("Harken Exploration"), a wholly-owned subsidiary of Harken, acquired certain interests in producing properties located in the panhandle region of Texas ("Panhandle Properties"). As consideration for the purchase of these interests, Harken issued, along with other consideration, 2.5 million shares of restricted Harken common stock (the "Purchase Shares"), $2.5 million in cash and a non-recourse note payable by Harken Exploration to the seller for an initial face amount of $13 million. Harken has the option over the next two years to repay all or part of this $13 million note with restricted common stock at conversion rates tied to future trading prices of Harken common stock. The $13 million note matures and becomes payable in two stages, with each maturity amount subject to certain adjustments. See Note 6 -- Notes Payable and Long-Term Obligations for further discussion of the $13 million note payable. The acquisition of the Panhandle Properties has been accounted for under the purchase method of accounting. Due to the note payable adjustments to be calculated, some of which are based on the future trading prices of Harken common stock, the allocation of the purchase price to the assets and liabilities related to the acquisition of the Panhandle Properties is preliminary, with further adjustments anticipated upon the maturity dates of the $13 million note payable.

         Current production from the Panhandle Properties is approximately 80% natural gas and 20% oil. In addition to existing production, the Panhandle Properties include substantial proved undeveloped reserves which Harken plans to systematically develop over the next two to four years. The properties purchased include an area pipeline and gathering system that has capacity and expansion capability to accommodate the planned development of the properties. Natural gas produced from the properties is extremely rich in terms of BTU content, and therefore currently sells for a significant premium on a BTU adjusted basis compared to spot market prices.

         Harken estimates that as of December 31, 1995, the acquired interests in the Panhandle Properties represent approximately 24,116,000 mcf of gas and 853,000 barrels of oil, with a total present value of approximately $42,728,000.

         Pro Forma Information -- The following unaudited pro forma combined condensed statements of operations for the years ended December 31, 1994 and 1995, give effect to the Search merger, the acquisition of an additional interest in CHAP, the two acquisitions of Texas properties and the issuance of the European 8% Senior Convertible Notes Payable (See Note 7 -- European Convertible Notes Payable for further discussion) as if each had been consummated at the beginning of each period.

         The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transactions been consummated at the dates indicated, nor are they indicative of future operating results.

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                                  (UNAUDITED)

                                                 Acquired                Yellowhouse    Panhandle
                                     Harken     Interest in    Search     Properties    Properties    Pro Forma        Pro
                                     Actual     CHAP-Actual    Actual       Actual        Actual     Adjustments      Forma
                                  ----------    -----------    -------   -----------    ----------   -----------   -----------
 Oil and gas revenue              $    4,156     $    1,035    $   495     $  2,065      $  1,252    $     89  (5)    $  9,092

 Other revenues                          739             39        221           --            --         660  (1)       1,539
                                                                                                         (120) (2)
                                  ----------     ----------    -------     --------      --------    --------      -----------

        Total Revenues                 4,895          1,074        716        2,065         1,252         629           10,631
                                  ----------     ----------    -------     --------      --------    --------      -----------

 Oil and gas operating expenses        1,535            337        274          903           287          37  (5)       3,421
                                                                                                           48  (8)
 General and administrative
  expenses, net                        3,132             96        698          166            --         108  (8)       4,200

 Depreciation and amortization         1,993            416        499           --            --         573  (3)       3,481

 Provision for asset impairments       6,361             --      2,667           --            --      (2,667) (4)       6,361

 Interest expense and other, net          85             --          5           --            --       1,752  (1)       2,715

                                                                                                           27  (5)

                                                                                                          846  (7)
                                  ----------     ----------    -------     --------      --------    --------      -----------
         Total Expenses               13,106            849      4,143        1,069           287         724           20,178
                                  ----------     ----------    -------     --------      --------    --------      -----------
 Income tax expense (benefit)             --             --       (227)          --            --         227  (6)          --
                                  ----------     ----------    -------     --------      --------    --------      -----------
 Income (loss) from continuing
  operations                      $   (8,211)    $      225    $(3,200)    $    996      $    965    $   (322)     $    (9,547)
                                  ----------     ----------    -------     --------      --------    --------      -----------
 Net loss per share from
 continuing operations
 attributable to common stock     $    (0.14)                                                                       $    (0.14)
                                  ==========                                                                        ==========
 Weighted Average Shares          59,722,853                                                                        68,345,609
                                  ==========                                                                        ==========

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                                  (UNAUDITED)


                                                       Period from January 1, 1995 to
                                                         Closing Date of Acquisition
                                                     -----------------------------------
                                                               Yellowhouse    Panhandle
                                         Harken      Search    Properties     Properties      Pro Forma
                                         Actual      Actual      Actual         Actual       Adjustments      Pro Forma
                                       ----------    -------   -----------    ----------     -----------     -----------
 Oil and gas revenue                   $    5,960    $  188     $    1,510     $   1,251                      $    8,909

 Other revenues                             1,511        --             --            --            248 (1)        1,642
                                                                                                   (117)(2)
                                       ----------    -------   -----------    ----------     ----------      -----------
         Total Revenues                     7,471       188          1,510         1,251            131           10,551
                                       ----------    -------   -----------    ----------     ----------      -----------

 Oil and gas operating expenses             2,135        79            665           242             48 (8)        3,169

 General and administrative expenses,
     net                                    3,376       236            123            --            108 (8)        3,843

 Depreciation and amortization              2,251        18             --            --            897 (3)        3,166

 Provision for asset impairments              457        --             --            --                             457

 Interest expense and other, net              877        19             --            --            616 (1)        2,352
                                                                                                    840 (7)
                                       ----------    -------   -----------    ----------     ----------      -----------
         Total Expenses                     9,096       352            788           242          2,509           12,987
                                       ----------    -------   -----------    ----------     ----------      -----------
 Income tax expense (benefit)                  --        --             --            --             --               --
                                       ----------    -------   -----------    ----------     ----------      -----------
 Income (loss) from continuing
     operations                        $   (1,625)   $ (164)    $      722     $   1,009      $  (2,378)      $   (2,436)
                                       ==========    ======     ==========     =========      =========       ==========
 Net loss per share from continuing
 operations attributable to common
 stock                                 $    (0.02)                                                            $    (0.03)
                                       ==========                                                             ==========
 Weighted Average Shares Outstanding   65,041,063                                                             70,747,413
                                       ==========                                                             ==========


PRO FORMA ADJUSTMENTS-PRO FORMA COMBINED CONDENSED STATEMENTS OF OPERATIONS-

(1) Pro forma entry to reflect interest income earned on European segregated account cash as well as interest and amortization expense incurred on the European 8% Senior Convertible Notes Payable.
(2) Pro forma entry to reflect the reduction in interest income earned due to the $2,500,000 cash consideration paid in connection with the acquisition of the Panhandle Properties.
(3) Pro forma entry to adjust actual depreciation and depletion expense on oil and gas properties for the acquired interests to the depreciation and depletion expense calculated on a consolidated basis.
(4) Pro forma entry to eliminate the valuation provision on oil and gas properties for Search in 1994.
(5) Pro forma entry to reflect the additional revenues and expenses of Search's required roll-up of its managed limited partnerships, along with related interest expense on the notes payable issued.
(6)      Pro forma entry to eliminate income tax benefit of Search in 1994.
(7) Pro forma entry to record the accretion of interest expense related to the discounted fair value of the note payable issued by Harken as part of the acquisition of the Panhandle Properties.
(8) Pro forma entry to record additional operating and general and administrative expenses expected to be incurred by Harken related to the Panhandle Properties.

(3)  MARKETABLE EQUITY SECURITIES

         At December 31, 1994 and during the first six months of 1995, Harken carried an investment in the common stock of E-Z Serve Corporation, a former subsidiary ("E-Z Serve"), including shares of E-Z Serve common stock resulting from the conversion of certain shares of E-Z Serve Series C Preferred in June 1994 and January 1995. Harken's investment in E-Z Serve Series C Preferred was not accounted for pursuant to Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS
115"), as it was not a readily marketable security.   See Note 4 -- Investments
in Former Subsidiaries for further discussion of E-Z Serve Series C Preferred. Beginning in 1994 pursuant to SFAS 115, Harken classified its investment in E-Z Serve common stock as available-for- sale. The following is a summary of Harken's marketable equity securities, which are included in Prepaid Expenses and Other Current Assets in the accompanying consolidated balance sheet.
Harken sold its investment in the common stock of E-Z Serve during the third quarter of 1995.

                                                                           DECEMBER 31,
                                                                     -----------------------
                 AVAILABLE-FOR-SALE                                     1994         1995
                 ------------------                                  ---------- ------------
                 Cost                                                 $  210       $   --
                 Gross Unrealized Gains                                   --           --
                 Gross Unrealized Losses                                 100           --
                 Estimated Fair Value                                    110           --


                 AVAILABLE-FOR-SALE                         1993        1994         1995
                 ------------------                      ---------    ---------    ---------
                 Gross realized gains                       $ 164        $ 88        $ 309
                 Gross realized losses                         --          59           --


         An unrealized holding loss on available-for-sale securities of $100,000 was recognized at December 31, 1994, and included as a component of stockholders' equity.

(4)  INVESTMENTS IN FORMER SUBSIDIARIES

         E-Z Serve Preferred Stock -- At December 31, 1994, Harken held 74,754 shares of E-Z Serve $6.00 Convertible Preferred Stock, Series C ("E-Z Serve Series C Preferred"), which it acquired at a cost of $100 per share. The E-Z Serve Series C Preferred was to pay a cumulative dividend of $6.00 per share per annum, payable semi-annually as declared by the E-Z Serve Board of Directors, and payable in legally available cash or in additional shares of E-Z Serve Series C Preferred. Each share of E-Z Serve Series C Preferred was convertible at the option of either E-Z Serve or Harken into 52.63 common shares of E-Z Serve, such rate to be adjusted under certain conditions. Harken recorded dividend income of $466,000 and $423,000 during 1993 and 1994, respectively, related to the E-Z Serve Series C Preferred and has included such dividends in Interest and Other Income in the accompanying consolidated financial statements.

         During 1994, Harken converted a portion of its shares of E-Z Serve Series C Preferred into E-Z Serve common stock and has sold certain of its E-Z Serve common stock. See Note 3 -- Marketable Equity Securities for further discussion. During the fourth quarter of 1994, Harken also began reviewing the potential for a sale to other parties of some or all of its remaining investment in E-Z Serve Series C Preferred and related accrued dividends. Based on the terms and consideration of these potential transactions, the market price of E-Z Serve common shares, the conversion terms and limited marketability of the E-Z Serve Series C Preferred and the overall capital structure of E-Z Serve, Harken deemed that a decline in value that was other than temporary had occurred with respect to its investment in E-Z Serve Series C Preferred. Accordingly, Harken reclassified its investment in E-Z Serve Series C Preferred and its related accrued dividends receivable from E-Z Serve to current assets at December 31, 1994, at a total estimated realizable value of $2,898,000. Such amount is reflected as Investment in Former Subsidiary Held for Resale in the accompanying consolidated balance sheet. In connection with this determination, Harken recorded a decline in value of $5,831,000 in Provision for Asset Impairments during the fourth quarter of 1994 in the accompanying consolidated financial statements. In March 1995, Harken sold its investment in E-Z Serve Series C Preferred and its related accrued dividends receivable from E-Z Serve and received cash proceeds of approximately $2,779,000, an amount approximately equal to Harken's recorded value.

         Tejas Preferred Stock -- At December 31, 1994, Harken held 1,000 shares of Tejas Power Corporation ("Tejas") Series B Preferred Stock, $.01 par value per share ("Tejas Preferred Stock"), which it acquired at a purchase price of $1,200,000. Harken accepted these shares of Tejas Preferred Stock as full and complete payment for certain expenses owed by Tejas to Harken. In addition, Tejas agreed to waive certain of the provisions under the terms of the Harken Series C Preferred and pledged all 186,760 shares of the Harken Series C Preferred to Harken.

         In December 1995, Harken entered into a purchase, sale and exchange agreement related to its shares of Tejas Preferred Stock, along with a note payable for approximately $394,000 to Tejas in exchange for the 186,760 shares of Harken Series C Preferred held by Tejas. See Note 8--Redeemable Preferred Stock for further discussion.

(5)  PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost. Gas plants and other property are depreciated on the straight-line method over their estimated useful lives ranging from three to fifteen years. Harken follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, development and production of oil and gas reserves. Under this method, all costs, including internal costs, directly related to acquisition, exploration and development activities are capitalizable as oil and gas property costs. Harken capitalized $1,840,000, $1,066,000 and $1,182,000 of internal costs, net of reimbursements from joint interest owners, directly related to these activities in 1993, 1994 and 1995, respectively. Such costs include office and personnel costs of Harken's international and domestic exploration field offices and does not include any corporate overhead. Harken also accrues costs of dismantlement, restoration and abandonment to the extent that such costs, in the aggregate, are anticipated to exceed the aggregate salvage value of equipment and facilities removed from producing wells and other facilities. See Note 14 -- Oil and Gas Disclosures for further discussion.

         The capitalized costs of oil and gas properties, excluding unevaluated properties, are amortized on a country- by-country basis using a unit of production method (equivalent physical units of 6 mcf of gas to each barrel of oil) based on estimated proved recoverable oil and gas reserves. Such amortization was $5.58, $6.31 and $5.68 per equivalent barrel of oil produced during 1993, 1994 and 1995, respectively.

         The unevaluated property costs at December 31, 1994 and 1995 includes $1,512,000 and $4,866,000, respectively, related to Colombia (see Note 15 -- Commitments and Contingencies for a discussion of Colombian operations) and $5,820,000 and $11,117,000, respectively, related to domestic prospects. Amortization of unevaluated property costs will begin when the properties become proved or their values become impaired.

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

(6)  NOTES PAYABLE AND LONG-TERM OBLIGATIONS

                                                                                        DECEMBER 31,
                                                                                 -------------------------
                                                                                   1994             1995
                                                                                 --------         --------
         Note payable to seller of producing properties (A)                      $     --        $  12,786

         Notes payable to investors (B)                                                --              132

         Note payable to Tejas Power Corporation (C)                                   --              394

         Notes payable to former stockholder of subsidiary (D)                        900              400

         Notes payable to former investors in Search managed
              limited partnerships (E)                                                 --              332
                                                                                 --------        ---------
                                      Total                                           900           14,044
         Less amount classified as current liability                                 (900)            (868)
                                                                                 --------        ---------
                                      Total long-term obligations                $     --        $  13,176
                                                                                 ========        =========

         (A) As discussed in Note 2 -- Acquisitions, in December 1995 Harken Exploration issued to the sellers of the Panhandle Properties a note payable in the initial face amount of $13 million (the "Panhandle Note"). The Panhandle Note bears interest at 5% per annum as to $8,000,000 in principal amount only, is secured by Harken Exploration's interest in the acquired properties (but is otherwise a non-recourse note) and has not been guaranteed by Harken. The Panhandle Note matures and becomes payable in two stages. On November 7, 1996, $8,000,000 in principal amount of the Panhandle Note, subject to adjustment as described below, will mature, and become payable ("Maturity I"). The remaining $5,000,000 in principal amount of the Panhandle Note is non-interest bearing and, subject to adjustment as described below, will mature and become payable ("Maturity II") on July 15, 1997; provided, however, that if the amount due at Maturity I is paid in shares of Harken common stock ("Maturity I Shares") as described below, such principal amount will mature and become payable on the earlier of (i) the expiration of 270 days following the date upon which the Securities and Exchange Commission declares effective a registration statement covering the resale of shares issued at Maturity I or (ii) November 15, 1997. The recorded amount of the Panhandle Note is equal to the discounted fair value of the payments to be made at each maturity date, using a market rate of interest of 6.66%. As Harken's intention is to pay the Panhandle Note with shares of Harken common stock, the entire Panhandle Note balance has been included in long-term obligations.

         Pursuant to the Panhandle Purchase and Sale Agreement, Harken Exploration may elect to pay the amounts due at either or both of Maturity I and Maturity II in shares of Harken common stock, with the number of shares to be issued at Maturity I to be determined by dividing the amount due at Maturity I by the average of the closing prices of Harken common stock on the American Stock Exchange during the period beginning on January 22, 1996 and ending ten (10) trading days prior to Maturity I (the "Maturity I Average Trading Price") and the number of shares to be issued at Maturity II to be determined by dividing the amount due at Maturity II by the average of the closing prices of Harken common stock on the American Stock Exchange during the period beginning upon the date which the above mentioned registration statement is declared effective and ending ten (10) trading days prior to Maturity II.

         The principal amount due at Maturity I is subject to adjustment as follows: (i) the principal amount due will be reduced by an amount equal to (x) the value of any title, mechanical or environmental defects with respect to the Panhandle Properties discovered by Harken Exploration after closing and (y) the amount of costs, expenses, or losses suffered by Harken Exploration as a result of a breach of the seller's representations and warranties contained in the Panhandle Purchase and Sale Agreement, up to a maximum of $800,000; (ii) the principal amount will be adjusted in an amount equal to the difference between $500,000 and the net revenue received by the seller with respect to the Panhandle Properties between July 1, 1995 and December 21, 1995, (iii) the principal amount will be adjusted in an amount equal to the difference between
(x) the amount realized by the seller or which could have been realized by the seller upon the sale of the Purchase Shares and (y) $2.00 per share multiplied by the number of shares of Harken common stock sold by the seller between December 21, 1995 and Maturity I; (iv) the principal amount will be increased by a factor equal to 10% per annum of the weighted average of the daily differences between $5,000,000 and the aggregate proceeds received by the seller upon the sale of the 2.5 million Purchase Shares; and (v) the principal amount will be increased by $200,000.

         The principal amount due at Maturity II is subject to adjustment as follows: (i) the principal amount will be adjusted by an amount equal to the difference between (x) the amount realized by the seller or which could have been realized by the seller upon the sale of the shares of Harken common stock issued to the seller at Maturity I and (y) the Maturity I Average Trading Price multiplied by the number of shares of Harken common stock sold by the seller between Maturity I and Maturity II; and (ii) the principal amount will be increased by a factor equal to 10% per annum of the weighted average of the daily differences between $8,000,000 and the aggregate proceeds received by the seller upon the sale of the shares of Harken common stock issued to the seller at Maturity I.

         In connection with the security agreement covering Harken Exploration's interests in the acquired properties, without the consent of the seller, Harken Exploration is restricted from the sale or transfer of the acquired properties for cash to be used for the benefit of Harken Exploration or Harken. The carrying value of such restricted assets totaled $20,396,000 at December 31, 1995 and is included in Oil and Gas Properties in the accompanying consolidated balance sheet.

         (B) As discussed in Note 2 -- Acquisitions, a wholly-owned subsidiary of Harken assumed $750,000 of short-term notes payable in connection with the acquisition of the Yellowhouse Properties in October 1995. Harken and the seller made payments totaling approximately $417,000 on these notes payable at closing and the remaining balance is scheduled to be paid in monthly installments through March 1996. Such notes bear interest at the rate of 7% per annum.

         (C) As part of Harken's exchange of its shares of Tejas Preferred Stock for the shares of Harken Series C Preferred stock held by Tejas, Harken issued a note payable for $394,000 which is payable in quarterly installments through September 30, 1997. The note bears interest at a rate of 10% per annum. See Note 8 -- Redeemable Preferred Stock for further discussion.

         (D) In March 1994, a lawsuit was settled whereby a Harken subsidiary executed a non-interest bearing note payable in the principal amount of $500,000 which was paid to the subsidiary's former stockholder on January 5, 1995. This obligation is included in Notes Payable in the accompanying December 31, 1994 consolidated balance sheet.

         Further, under the terms of this March 1994 agreement, the subsidiary purchased from its former stockholder its 3% working interest in the wells drilled by HSW as well as all rights held by the former stockholder to participate in future wells drilled by HSW on the Navajo Reservation, effective January 1, 1994. As consideration for such purchase, HSW issued a 10% note payable in the amount of $400,000 which was paid to the subsidiary's former stockholder on January 3, 1996.

         (E) As part of the Merger Agreement with Search in May 1995, Harken, through Search, assumed approximately $442,000 of notes payable to former partners in certain limited partnerships managed by a subsidiary of Search. Such notes bear interest at 10% per annum and are payable in semiannual installments beginning June 30, 1995 through June 30, 1998. See further discussion of the Search Merger at Note 2 - Acquisitions.

         Future Maturities of Notes Payable and Long-Term Obligations -- Maturities of notes payable and long-term obligations including the unconverted European Convertible Notes Payable, during the five years following December 31, 1995 are approximately $9,096,000, $4,837,000, $12,661,000, $0 and $0.

(7)  EUROPEAN CONVERTIBLE NOTES PAYABLE

         During the second quarter of 1995, Harken issued to qualified purchasers a total of $15 million in 8% Senior Convertible Notes (the "European Notes") which mature in May 1998. Interest on these notes is payable semi-annually in May and November of each year to maturity or until the European Notes are converted. Such European Notes are convertible at any time by the holders into shares of Harken common stock at an exercise price of $1.50 per share ("the Conversion Price"). Such European Notes are also convertible by Harken into shares of Harken common stock after one year following issuance, if for any period of thirty consecutive days the closing price for each day during such period shall have equaled or exceeded 140% of the Conversion Price (or $2.10 per share of Harken common stock). The Conversion Price of the European Notes was established as the average of the daily low and closing market prices of Harken common stock for the three trading days prior to April 27, 1995, which was the date of the final offering memorandum for the European Notes, and is subject to adjustment upon the occurrence of certain events.

         The European Notes are collateralized by a negative pledge from Harken of certain defined categories of assets. Upon closing, all proceeds from the sale of the European Notes were paid to a paying and conversion agent and are held in a separate interest bearing bank account (the "Segregated Account") to be maintained in Harken's name, until the paying and conversion agent is presented with evidence of sufficient collateral, as defined, held by Harken to permit an advance of a portion of the proceeds.

         Upon a conversion, any proceeds attributable to the European Notes converted which remain in the Segregated Account will be released and paid to
Harken without regard to the value of any collateral then existing.   As of
December 31, 1995, Harken had received notification that holders of European Notes totaling $2,450,000 had exercised their conversion option and had been issued 1,633,327 shares of Harken common stock. Subsequent to December 31, 1995 and as of February 28, 1996, additional notifications of exercise of conversion options have been received from holders of European Notes totaling $950,000, which has resulted in the additional issuance of 633,332 shares of Harken common stock.

         The European Notes were sold strictly to non-U.S. purchasers and are convertible in $50,000 increments. The European Notes and the Harken common stock issuable upon conversion of the European Notes have been or will be issued without registration under the United States Securities Act of 1933 (the "Securities Act") pursuant to an exemption contained in Regulation S promulgated under the Securities Act.

         In connection with the sale and issuance of the European Notes, Harken paid approximately $1,750,000 from the European Note proceeds for commissions and issuance costs. Such costs have been deferred and are included in Other Assets in the accompanying consolidated balance sheet and are being amortized to interest expense over the period until conversion or maturity of the European Notes. As European Notes are converted to Harken common stock, a pro-rata portion of these deferred costs are charged to additional paid-in capital. In addition, at closing of the European Notes, Harken issued to the placement agents certain non-transferable stock purchase warrants to purchase one million shares of Harken common stock which are exercisable by the holders thereof at any time following six months after closing at an exercise price equal to the Conversion Price described above, and expiring in May 1999. Also, Harken paid a fee in the form of 92,308 shares of Harken common stock to another financial advisor in connection with the European Notes.

         To the extent that proceeds invested in the Segregated Account at the balance sheet date are available under the above discussed collateral-based limitations, such cash is included as a current asset in Cash Available in European Segregated Account in the accompanying consolidated balance sheet. Segregated Account cash that is not available as of the balance sheet date, due to the collateral based limitations, is reflected as Restricted Cash in European Segregated Account in the accompanying consolidated balance sheet, and is a non-current asset. The initial cash proceeds from the issuance of the European Notes are not included in the Statement of Cash Flows because the proceeds are not considered to be cash equivalents. Transfers of proceeds from the Segregated Account are included in cash flows from financing activities in the Statement of Cash Flows.

(8) REDEEMABLE PREFERRED STOCK

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

         At December 31, 1994, 186,760 shares of Series C Preferred outstanding were held by Tejas and represented the only remaining Series C Preferred shares outstanding. In connection with the issuance of 1,000 shares of Tejas Preferred Stock to Harken, Tejas agreed to waive certain of the provisions under the terms of the Harken Series C Preferred, including the payment of the 12% annual dividend. In December 1995, Harken entered into a purchase, sale and exchange agreement in which it exchanged the 1,000 shares of Tejas Preferred Stock it held along with a note payable for $394,000 to Tejas for the 186,760 shares of Series C Preferred. At December 31, 1995 there are no remaining outstanding shares of Series C Preferred.

(9)  STOCKHOLDERS' EQUITY

         Common Stock -- Harken currently has authorized 100,000,000 shares of $.01 par common stock. At December 31, 1994 and 1995, Harken had issued 66,426,508 shares and 75,913,832 shares, respectively. Harken held 5,983,655 and 1,440,896 shares as treasury stock at a cost of $20,757,000 and $4,997,000 at December 31, 1994 and 1995, respectively.

         Acquisition of Chuska Resources Corporation -- Effective February 15, 1993, Harken consummated a merger pursuant to which Chuska Resources Corporation ("Chuska") became a wholly-owned subsidiary of Harken. In exchange for all of the outstanding common stock of Chuska, Harken issued 14,210,357 shares of Harken common stock. In connection with the merger, Harken filed a registration statement, which became effective January 15, 1993, with the Securities and Exchange Commission for the shares of Harken common stock issued. See further discussion of the merger at Note 2 -- Acquisitions.

         Acquisition of CHAP Interests -- In October 1994, Harken acquired an additional interest of approximately 20% in CHAP in exchange for, among other consideration, 960,000 restricted shares of Harken common stock. In May 1995, Harken acquired an additional interest of approximately 12% in CHAP primarily in exchange for, among other consideration, 534,000 restricted shares of Harken common stock. See Note 2 -- Acquisitions for further discussion.

         Acquisition of Search Exploration, Inc. -- In May 1995, Harken consummated the Merger with Search. See Note 2 -- Acquisitions for further discussion. Pursuant to the terms of the Merger Agreement, a total of approximately 2.2 million shares of Harken common stock were issued to the common stockholders of Search, preferred stockholders of Search and certain note holders of Search. Up to approximately 8.8 million additional shares of Harken common stock may be issued in connection with the Merger, including (i) up to 732,771 shares of Harken common stock upon the exercise of certain warrants issued by Harken, and (ii) up to 8.1 million shares of Harken common stock ("Contingent Shares"), if any, that may be issued on or about September 30, 1996 to the holders of record at the effective time of the Merger of certain Search securities issued by Search and overriding royalty interests in certain properties held by Search, based in part upon the increase that may subsequently be realized in the value of a group of undeveloped leases and properties of Search. As of the most recent valuation date required under the terms of the Merger Agreement, no Contingent Shares would be issuable based upon the value of this group of undeveloped leases and properties of Search.

         Issuance of European Convertible Notes Payable -- In connection with the issuance of $15 million in European 8% Senior Convertible Notes in May 1995, Harken issued to the placement agents for the European Notes certain non-registered non-transferrable stock purchase warrants to purchase one million shares of Harken common stock which are exercisable by the holders thereof at any time following six months after closing at an exercise price of $1.50 per share, and expiring in May 1999. In addition, the European Notes are convertible under certain terms into a maximum of approximately 10,000,000 shares of Harken common stock. As of December 31, 1995, Harken had received notification that holders of European Notes totaling $2,450,000 had exercised their conversion option and had been issued 1,633,327 shares of Harken common stock. See Note 7 - European Convertible Notes Payable for further discussion. Subsequent to December 31, 1995 and as of February 28, 1996, additional notifications of exercise of conversion options have been received from holders of European Notes totaling $950,000, which has resulted in the additional issuance of 633,332 shares of Harken common stock. Had all of such European Note conversions occurred at the time of issuance of the European Notes in May 1995, Harken's loss per share for the year ended December 31, 1995 would have been $.02 per share. Also, Harken paid a fee of 92,308 shares of Harken common stock to a financial advisor in connection with the European Notes and the market value of such shares as of the date issued is included as deferred issuance costs in Other Assets in the accompanying consolidated balance sheet.

         Private Placements of Common Stock -- On March 1, 1995, Harken sold 600,000 shares of newly issued Harken common stock to an institutional purchaser in exchange for net proceeds of $657,000. Harken subsequently entered into an agreement on April 7, 1995 to sell to this same institutional purchaser an additional 600,000 newly-issued shares of Harken common stock in exchange for net proceeds of $747,000.

         In July and August of 1995, Harken received additional net proceeds of $654,000 and $757,000, respectively, related to the sale of a combined total of 1,300,000 newly-issued shares of Harken common stock to certain institutional and/or accredited purchasers. In November 1995, Harken received an additional $1,633,000 related to the sale of 1,460,000 shares of Harken common stock previously held as treasury stock to a certain institutional and/or accredited purchaser. In connection with certain of these placements, Harken issued to certain financial advisors an aggregate total of 206,000 warrants to purchase shares of Harken common stock at an average exercise price of $1.67 per share.

         Acquisition of Texas Properties -- In October 1995, a wholly-owned subsidiary of Harken paid as consideration three million shares of restricted Harken common stock previously held as treasury stock in exchange for certain non- operated interests in producing properties located in the western region of Texas ("Yellowhouse Properties"). As part of the purchase of these interests, Harken also issued one million warrants to purchase additional shares of restricted Harken common stock at $2 per share, and also issued 82,759 shares of restricted Harken common stock previously held as treasury stock to a financial advisor as a fee in connection with the acquisition.

         In December 1995, another wholly-owned subsidiary of Harken acquired certain interests in producing properties located in the panhandle region of Texas ("Panhandle Properties") in exchange for, among other consideration, 2.5 million shares of Harken common stock and a $13 million note payable which is payable, at Harken's option, in shares of Harken common stock. See Notes 2 and 6 -- Acquisitions and Notes Payable and Long-Term Obligations for further discussion.

         Per Share Data -- Per share data has been computed based on the weighted average number of common shares outstanding during each period. Common stock equivalents, contingently issuable shares and other potentially dilutive securities are not included in the computation of earnings per share if the effect of inclusion would be antidilutive. For purposes of calculating earnings per share, the unconverted European Convertible Notes discussed above are considered not to be common stock equivalents.

         Stock Options -- Harken accounts for the issuance of employee stock options and stock-based awards using the intrinsic value method, whereby compensation expense, if any, is determined on the measurement date, that is, the first date on which both the number of shares the employee is entitled to receive, and the exercise price, if any, are known. Compensation expense, if any, is measured based on the award's intrinsic value which is calculated as the excess of the market price of the stock over the exercise price on the measurement date. In conjunction with various stock option plans and grants, Harken has the following options outstanding at December 31, 1995 (not in thousands):

   YEAR OF                         NUMBER OF                                                         EXPIRATION
    GRANT                           SHARES         EXERCISABLE               OPTION PRICE               DATE
  ---------                     --------------     -----------           ------------------         ------------
     1984   . . . . . . . .          29,556           29,556                         $1.000          1996-2001
     1985   . . . . . . . .         287,219          287,219                         $1.000          2000-2001
     1986   . . . . . . . .          10,000           10,000                        $1.4688               1996
     1988   . . . . . . . .          63,250           63,250              $4.1875 to $5.625          1996-1998
     1990   . . . . . . . .          92,340           92,340                $4.00 to $5.000               2000
     1991   . . . . . . . .          10,000           10,000                         $6.500               1996
     1993   . . . . . . . .         329,483          301,983              $1.1875 to $1.625               2003
     1994   . . . . . . . .       1,485,000          371,250               $1.375 to $1.875               2004
     1995   . . . . . . . .       1,320,000              -0-               $1.563 to $2.000               2005

     At December 31, 1995, Harken had remaining options authorized and available to be granted of 170,000. In addition, at December 31, 1995, Harken has the following outstanding warrants available to be exercised (not in thousands):

YEAR OF                    NUMBER OF                                                               EXPIRATION
ISSUANCE                     SHARES                EXERCISABLE               PRICE                    DATE
--------                   ----------              -----------          ---------------            -----------
1995  . . . . . . . . . .  3,083,771                 3,083,771          $1.500 to $2.00             1996-1999

(10)  DISCONTINUED OPERATIONS

         In May 1994, Harken discontinued its well servicing operations which it had conducted through Supreme Well Service Company ("Supreme"), a wholly-owned subsidiary. Harken has sold the equipment assets of Supreme and has utilized the proceeds toward developing Harken's exploration and production operations, both domestically and internationally. As a result of this decision, Harken has reflected the revenues and expenses of Harken's well servicing and contract drilling segment as discontinued operations in the accompanying financial statements. Such discontinued operations include revenues of $2,074,000 and $1,053,000 for the years ended December 31, 1993 and 1994, respectively. The December 31, 1994 revenue amount includes $272,000 of gain on the sale of Harken's contract drilling assets which occurred during the first quarter of 1994.

(11)  INCOME TAXES

         At December 31, 1995, Harken had available for federal income tax reporting purposes, net operating loss (NOL) carryforward for regular tax purposes of approximately $65,000,000 which expires in 1997 through 2010, alternative minimum tax NOL carryforward of approximately $57,000,000 which expires in 1997 through 2010, investment tax credit carryforward of approximately $860,000 which expires in 1996 through 2002, statutory depletion carryforward of approximately $1,200,000 which does not have an expiration date, and a net capital loss carryforward of approximately $6,100,000 which expires in 2007 through 2008. Approximately $16,000,000 of the net operating loss carryforward has been acquired with the purchase of subsidiaries and must be used to offset future income from profitable operations within those subsidiaries.

         Upon adoption of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), on January 1, 1993, Harken calculated total deferred tax liabilities of approximately $2,020,000 resulting from financial statement basis for property and equipment in excess of related tax basis. In addition, Harken calculated total deferred tax assets of approximately $18,989,000 consisting of approximately $18,142,000 related to Harken's net operating loss carryforward and approximately $847,000 primarily related to tax basis for investments in former subsidiaries in excess of related financial statement basis. Harken established a valuation allowance for the entire net deferred tax asset of $16,969,000. As a result, the adoption of SFAS No. 109 by Harken on January 1, 1993 had no effect on Harken's results from operations or earnings (loss) per common share for the year ended December 31, 1993.

         At December 31, 1993, total deferred tax liabilities totaled approximately $4,065,000. In addition, total deferred tax assets increased to approximately $22,872,000, primarily from an increase in the NOL carryforward during the year. The resulting increase in net deferred tax assets was offset by a corresponding increase in the valuation allowance, resulting in no impact to Harken's results of operations.

         At December 31, 1994, total deferred tax liabilities increased to approximately $5,100,000 while total deferred tax assets decreased to approximately $20,640,000. The resulting decrease in net deferred tax assets was offset by a corresponding decrease in the valuation allowance to approximately $15,540,000 at December 31, 1994, resulting in no impact to Harken's results of operations.

         At December 31, 1995, total deferred tax liabilities, relating primarily to property and equipment, increased to approximately $7,528,000 while total deferred tax assets, primarily related to the net operating loss carryforward, increased to approximately $22,364,000. The resulting decrease in net deferred tax assets was offset by a corresponding decrease in the valuation allowance to approximately $14,836,000 at December 31, 1995, resulting in no impact to Harken's results of operations.

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

(12)  RELATED PARTY TRANSACTIONS

         The Board of Directors approved the granting of loans from Harken to certain employees and directors under the Non-Qualified Plan and the Directors Option Agreement for the purpose of allowing such individuals to exercise their stock options immediately. The Board of Directors determined in making such grants that as a result of the restricted nature of the stock and the lack of any rights on the part of the optionee to cause such shares to be registered, an option price per share equal to 60% of the closing market price on the date of grant was the reasonable price for such shares of common stock which were immediately purchased. Each loan was evidenced by a promissory note which was due eight years from making and bore interest at 5% per annum. The shares of stock purchased pursuant to such notes were held by Harken as collateral until the respective notes were fully paid. During 1988, 1989, 1990 and 1991, certain officers and directors elected to purchase common stock under these terms. Harken had notes receivable of $2,846,000 as of December 31, 1992, which were included in Stockholders' Equity.

         During the first and second quarter of 1993, Harken foreclosed on certain of these non-recourse notes receivable from certain former employees, officers and directors resulting in the addition of 381,925 shares of treasury stock, which had served as the sole collateral for these notes. In addition, during the third quarter of 1993, certain employees, officers and directors surrendered to Harken a total of 704,000 shares of common stock for the cancellation of certain of these non-recourse promissory notes given by such parties to Harken upon the purchase of such shares. In connection with such surrender, Harken issued new stock options to such parties which options had been determined to be equal in value to the shares surrendered. This resulted in the addition of 704,000 shares of treasury stock which had served as collateral for these notes. As a result of the above transactions, during the year ended December 31, 1993, Harken expensed a total of $551,000 of accrued interest related to these non-recourse notes receivable, and such expense has been included in Provision for Asset Impairments in the accompanying consolidated financial statements.

         In September 1989, Harken's Board of Directors approved a loan to an officer in the amount of $520,000. The note bears interest at the Broker Loan Rate plus 1/2% and is due October 2, 1999. The note is secured by vested options to purchase 266,790 shares of Harken's common stock at $1.00 per share. During 1994, an agreement was reached with the officer whereby the note, together with accrued interest, is scheduled to be forgiven equally over three installments dated April 1994, July 1995 and December 1996 with each installment of such forgiveness contingent upon the officer's continued employment through the date of each such installment. Harken has included the first installment of this forgiveness totaling $232,000 in general and administrative expense during 1994 and has included the second installment of this forgiveness totaling $232,000 in general and administrative expense during 1995. The remaining balance of the note is included in Notes Receivable from Related Parties in the accompanying consolidated balance sheets.

         See Notes 4, 6, 8 and 9 -- Investments in Former Subsidiaries, Notes Payable and Long-Term Obligations, Redeemable Preferred Stock and Stockholders' Equity for other related party transactions.

(13)  OTHER INFORMATION

         Quarterly Data -- (Unaudited) -- The following tables summarize selected quarterly financial data for 1994 and 1995 expressed in thousands, except per share amounts. Such financial information has been restated to present the operations of Harken's well servicing and contract drilling operations as discontinued operations. See Note 10 -- Discontinued Operations for further discussion.

                                                                  Quarter Ended
                                                   -----------------------------------------------    Total
                                                   March 31   June 30   September 30   December 31     Year
                                                   --------   -------   ------------   -----------   --------
1994
Revenues  . . . . . . . . . . . . . . . . . .      $  1,163   $ 1,147    $   1,136      $  1,449     $  4,895
Gross profit  . . . . . . . . . . . . . . . .           648       587          591           795        2,621
Loss from continuing operations . . . . . . .          (430)     (395)        (604)       (6,782)      (8,211)
Net loss  . . . . . . . . . . . . . . . . . .          (296)     (637)        (717)       (6,784)      (8,434)
Per common share
   Loss from continuing operations  . . . . .      $  (0.01)  $ (0.01)   $   (0.01)     $  (0.11)    $  (0.14)
   Net loss . . . . . . . . . . . . . . . . .         (0.01)    (0.01)       (0.01)        (0.11)       (0.14)

1995
Revenues  . . . . . . . . . . . . . . . . . .      $  1,599   $ 1,782    $   1,800      $  2,290     $  7,471
Gross profit  . . . . . . . . . . . . . . . .           751     1,082        1,013           979        3,825
Loss from continuing operations . . . . . . .          (139)     (158)        (282)       (1,046)      (1,625)
Net loss  . . . . . . . . . . . . . . . . . .          (139)     (158)        (282)       (1,046)      (1,625)
Per common share
   Loss from continuing operations  . . . . .      $  (0.00)  $ (0.00)   $   (0.01)     $  (0.01)    $  (0.02)
   Net loss . . . . . . . . . . . . . . . . .         (0.00)    (0.00)       (0.01)        (0.01)       (0.02)

         Significant Customers -- There were two oil purchasers which represented 18% and 28% of consolidated revenues from continuing operations in 1993. These same two oil purchasers represented 38% and 16% of consolidated revenues from continuing operations in 1994. In 1995, a single oil purchaser represented 47% of consolidated revenues from continuing operations. Harken has secured and maintains letters of credit with these significant purchasers. In addition, management does not feel that the loss of a significant purchaser would significantly impact the operations of Harken due to the availability of other potential purchasers for its oil production.

14)  OIL AND GAS DISCLOSURES

         Costs Incurred in Property Acquisition, Exploration and Development
Activities:

                                                                            1993          1994         1995
                                                                         ----------     ---------   ---------
Domestic costs incurred --
 Acquisition of properties
  Evaluated . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    8,293     $   1,464   $  22,054
  Unevaluated . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,029            --       6,313
Exploration . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           133            --         696
Development . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           519         1,428       1,816
                                                                         ----------     ---------   ---------
    Total domestic costs incurred . . . . . . . . . . . . . . . . . .    $   15,974     $   2,892   $  30,879
                                                                         ==========     =========   =========

International costs incurred --
  Acquisition of properties
   Evaluated  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       --     $      --   $      --
   Unevaluated  . . . . . . . . . . . . . . . . . . . . . . . . . . .            --            --          --
 Exploration  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           596           830       3,657
 Development  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --            --          --
                                                                         ----------     ---------   ---------
    Total international costs incurred  . . . . . . . . . . . . . . .    $      596     $     830   $   3,657
                                                                         ==========     =========   =========

          International costs incurred includes approximately $596,000, $716,000 and $3,354,000 during 1993, 1994 and 1995, respectively, related to Harken's Colombian operations, and approximately $114,000 and $303,000 during 1994 and 1995, respectively, related to Harken's Bahrain operations.

         Capitalized Costs Relating to Oil and Gas Producing Activities:

                                                                            1993         1994        1995
                                                                         ----------   ----------   ---------
Capitalized costs --
 Unevaluated international properties not being amortized . . . . . .    $      796   $    1,626   $   4,866
 Unevaluated domestic properties not being amortized  . . . . . . . .         7,208        5,820      11,117
 Evaluated domestic properties being amortized  . . . . . . . . . . .         9,664       13,944      39,526
                                                                         ----------   ----------   ---------
 Total capitalized costs  . . . . . . . . . . . . . . . . . . . . . .        17,668       21,390      55,509
   Less accumulated depreciation and amortization . . . . . . . . . .        (1,433)      (2,877)     (4,691)
                                                                         ----------   ----------   ---------
 Net capitalized costs  . . . . . . . . . . . . . . . . . . . . . . .    $   16,235   $   18,513   $  50,818
                                                                         ==========   ==========   =========


         Oil and Gas Reserve Data -- (Unaudited) -- The following information is presented with regard to Harken's proved oil and gas reserves. Such reserve information excludes HSW's share of CHAP's interest in the future cash flows from the Aneth Gas Plant. All of Harken's proved oil and gas reserves, as well as its consolidated revenues, relate to its domestic operations. The reserve values reflected in the following reserve disclosures are based on prices received as of year end. Effective February 15, 1993, Harken consummated a merger whereby Chuska became a wholly-owned subsidiary of Harken. During 1995, Harken consummated several transactions resulting in significant additions to its proved oil and gas reserves. (See Note 2 -- Acquisitions for further discussion).

                                                                                        (UNAUDITED)
                                                                            ---------------------------------
                                                                              1993        1994         1995
                                                                            --------    --------     --------
    Crude Oil and Condensate (Barrels):                                             (IN THOUSANDS)
Proved reserves -- beginning of year  . . . . . . . . . . . . . . . .             0       1,035       1,521
 Extensions and discoveries . . . . . . . . . . . . . . . . . . . . .             1          --          70
 Revisions of previous estimates  . . . . . . . . . . . . . . . . . .            --         186         (43)
 Production . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (185)       (158)       (217)
 Purchases of reserves-in-place . . . . . . . . . . . . . . . . . . .         1,219         458       2,192
                                                                           --------     -------    --------
Proved reserves -- end of year  . . . . . . . . . . . . . . . . . . .         1,035       1,521       3,523
                                                                           ========     =======    ========

Proved developed reserves --
 Beginning of year  . . . . . . . . . . . . . . . . . . . . . . . . .             0         624         915
                                                                           ========     =======    ========
 End of year  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           624         915       2,147
                                                                           ========     =======    ========


                                                                                      (UNAUDITED)
                                                                           -----------------------------------
                                                                             1993         1994          1995
                                                                           --------     --------      --------
    Natural Gas (Mcf):                                                              (IN THOUSANDS)
Proved reserves -- beginning of year  . . . . . . . . . . . . . . . .             0       4,970        7,148
 Extensions and discoveries . . . . . . . . . . . . . . . . . . . . .           683          --           20
 Revisions of previous estimates  . . . . . . . . . . . . . . . . . .            --         476       (3,241)
 Production . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (429)       (426)        (615)
 Purchases of reserves-in-place . . . . . . . . . . . . . . . . . . .         4,716       2,128       25,891
                                                                           --------     -------    ---------
Proved reserves -- end of year  . . . . . . . . . . . . . . . . . . .         4,970       7,148       29,203
                                                                           ========     =======    =========

Proved developed reserves --
 Beginning of year  . . . . . . . . . . . . . . . . . . . . . . . . .             0       1,624        2,207
                                                                           ========     =======    =========
 End of year  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,624       2,207        8,466
                                                                           ========     =======    =========

        Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

                                                                                             (UNAUDITED)
                                                                                    --------------------------
                                                                                        1994           1995
                                                                                    ------------   -----------
                                                                                          (IN THOUSANDS)
Future cash inflows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  37,612     $   154,717
  Production costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (13,045)        (44,804)
  Development costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (4,389)        (10,720)
                                                                                     ---------     -----------
Future net inflows before income tax  . . . . . . . . . . . . . . . . . . . . .         20,178          99,193
Future income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --              --
                                                                                     ---------     -----------
Future net cash flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,178          99,193
10% discount factor . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (8,466)        (40,417)
                                                                                     ---------     -----------
Standardized measure of discounted future net cash flows  . . . . . . . . . . .      $  11,712     $    58,776
                                                                                     =========     ===========

         Changes In Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

                                                                                     (UNAUDITED)
                                                                         ---------------------------------
                                                                            1993       1994         1995
                                                                         ----------- ---------   ---------
                                                                                  (IN THOUSANDS)
Standardized measure -- beginning of year . . . . . . . . . . . . .      $      0   $   8,230    $  11,712
Increase (decrease)
  Sales, net of production costs  . . . . . . . . . . . . . . . . .        (2,726)     (2,398)      (3,224)
  Net change in prices, net of production costs . . . . . . . . . .            --         364        1,045
  Development costs incurred  . . . . . . . . . . . . . . . . . . .            --          --          391
  Change in future development costs  . . . . . . . . . . . . . . .            --        (208)       1,858
  Revisions of quantity estimates . . . . . . . . . . . . . . . . .            --       1,450       (3,420)
  Accretion of discount . . . . . . . . . . . . . . . . . . . . . .            --         823        1,171
  Changes in production rates, timing and other . . . . . . . . . .            --        (150)      (1,361)
  Extensions and discoveries, net of future costs . . . . . . . . .           875          --          792
  Purchases of reserves-in-place  . . . . . . . . . . . . . . . . .        10,081       3,601       49,812
                                                                         --------   ---------    ---------
Standardized measure -- end of year . . . . . . . . . . . . . . . .      $  8,230   $  11,712    $  58,776
                                                                         ========   =========    =========

(15) COMMITMENTS AND CONTINGENCIES

         Colombian Operations-Alcaravan Contract -- During the third quarter of 1992, Harken de Colombia, Ltd., a wholly-owned subsidiary of Harken, was awarded the exclusive right to explore for, develop and produce oil and gas throughout approximately 350,000 acres within the Alcaravan area of Colombia. The Alcaravan area is located in Colombia's Llanos Basin and is located approximately 140 miles east of Santafe De Bogota. Harken and Empresa Colombiana de Petroleos ("Ecopetrol") have entered into an Association Contract (the "Alcaravan Contract") which requires Harken to conduct a seismic and exploratory drilling program in the Alcaravan area during the initial six
(6) years of the Alcaravan Contract. At the end of each of the first six years of the Alcaravan Contract, Harken has the option to withdraw fromthe Alcaravan Contract or to commit to the next year's work requirements. If during the initial six years of the Alcaravan Contract, Harken discovers a field capable of producing oil or gas in quantities that are economically exploitable and Ecopetrol agrees that such field is economically exploitable (a "commercial discovery"), the term of the Alcaravan Contract will be extended for a period of 22 years from the date of such commercial discovery.

         Upon a discovery of a field capable of commercial production, Ecopetrol will reimburse Harken for 50% of its successful well costs expended up to the point of declaration of a commercial discovery. Production from a field following a commercial discovery will be allocated as follows: Ecopetrol, on behalf of the Colombian government, will receive a 20% royalty interest in all production and all production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Harken until cumulative production in such field reaches 60 million barrels of oil, after which Ecopetrol's share of production will progressively increase and Harken's share will progressively decrease until cumulative production from the field reaches 150 million barrels of oil, and thereafter all production will be allocated 70% to Ecopetrol and 30% to Harken. If more than one field capable of commercial production is discovered on the Alcaravan acreage, the production sharing percentages applicable to the field with the greatest cumulative production will be applied to all fields within the Alcaravan acreage. After declaration of a commercial discovery, Harken and Ecopetrol will be responsible for all future operating expenses in direct proportion to their interest in production.

         In September 1994, Huffco Group, Inc. ("Huffco") of Houston, Texas joined Harken in the drilling of its first exploratory well under the Alcaravan Contract. Under the terms of a joint operating agreement, which was approved by Ecopetrol, Harken served as operator and retained a 50% interest in the well. The well, the Alcaravan #1, was spudded in early February 1995 and was drilled to a depth of 10,550 feet to test for commercial quantities of oil in the oil prone zones prevalent in the Llanos Basin; the Carbonera, Mirador, Guadalupe and the basal Cretaceous formations. Harken initially determined in April 1995 that the Alcaravan #1 well failed to produce commercial quantities of oil. Harken intends to re-enter the well, preferably with a joint venture partner, to finalize the evaluation of the Alcaravan #1 well's ability to produce commercial quantities of oil. As a result, the costs incurred on the Alcaravan #1 well continue to be capitalized at December 31, 1995, as unevaluated oil and gas properties, pending final determination of the results of the well. In addition, Huffco elected to not participate in the further exploration and development of the Alcaravan acreage.

         Harken has completed all work requirements for the first and second year of the Alcaravan Contract, and Harken is currently completing the required work commitment for the third year of the Alcaravan Contract, the reprocessing of additional seismic data. Harken is required to complete the reprocessing of such seismic data by May 13, 1996, and at that time Harken must choose to (i) commit to drill two additional wells on the Alcaravan acreage, (ii) drill one well and release a portion of the Alcaravan acreage or (iii) allow the Alcaravan Contract to terminate by its own terms. Harken intends to renegotiate the Alcaravan Contract with Ecopetrol to reduce the future number of wells required to be drilled and Harken intends to seek a partner to share in the cost of such drilling.

         Bocachico Contract -- In January 1994, Harken de Colombia, Ltd. signed its second Association Contract (the "Bocachico Contract") with Ecopetrol, covering the Bocachico Contract area. Under the Bocachico Contract, Harken has acquired the exclusive rights to conduct exploration activities and drilling on this area, which covers approximately 192,000 acres in the Middle Magdalena Valley of Central Colombia.

         During the initial six year term of the Bocachico Contract, if Harken makes a commercial discovery in the contract area, the contract will be further extended for a period of 22 years from the date of any commercial discovery of oil and/or gas. The production sharing arrangements under the Bocachico Contract are substantially similar to those under the Alcaravan Contract.

         During the first year of the Bocachico Contract, Harken conducted seismic activities on the land covered by this contract including the reprocessing of approximately 250 kilometers of existing seismic data and the acquisition of approximately 35 kilometers of new seismic data. During each of the second through the sixth contract years, Harken may elect to continue the contract by committing to the drilling of at least one well during each contract year.

         Harken has also conducted engineering studies to evaluate the potential for recovering existing oil reserves in the Rio Negro area, which is located in the northern portion of the Bocachico Contract area. Three wells were drilled over 30 years ago in this area by another contractor who produced and subsequently abandoned the wells. Well information and data, including production rates, well logs and pressure tests, has been utilized by Harken in its studies to evaluate the feasibility of applying modern production and recovery techniques in this area. On January 19, 1995, after completing the engineering feasibility study, Harken notified Ecopetrol of Harken's commitment to drill a well under the Bocachico Contract, and thereby extended the Bocachico Contract into its second year. Harken has selected its first well site and currently anticipates beginning site preparation and rig mobilization upon receipt of final environmental and drilling permits. Under the terms of the Bocachico Contract, Harken is required to complete the first well on the Bocachico acreage by March 7, 1996. Harken is currently seeking an extension of this date, and Harken believes, based on informal discussions with Ecopetrol, that an extension will be granted by Ecopetrol. If the extension is granted, Harken intends to commit to drilling a second well thereby extending the Bocachico Contract into its third year.

         In October 1995, Harken entered into a Development Finance Agreement (the "Development Agreement") with Arbco Associates L.P., Offense Group Associates L.P., Kayne Anderson Nontraditional Investments L.P. and Opportunity Associates L.P. (collectively, the "Investors"), pursuant to which the Investors agreed to provide up to $3,500,000 to Harken to finance the drilling of two wells on the Rio Negro prospect in the Bocachico Contract area in exchange for the right to receive future payments from Harken equal to 40% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from the Rio Negro prospect (the "Participation") if the planned drilling on that prospect is successful. Pursuant to the Development Agreement, Harken has agreed to drill two wells on the Rio Negro prospect. As of December 31, 1995, Harken had requested no funds under the Development Agreement.

         Pursuant to the Development Agreement, the Investors have the right at any time prior to October 12, 1997 (the "Commitment Date"), to convert all or part of the Participation into shares of Series D Preferred Stock of Harken (the "Preferred Stock"), and Harken likewise has the right, exercisable at the Commitment Date, to convert up to 75% of the Participation into shares of Preferred Stock if the Investors have not previously elected to convert all of such Participation. If Harken exercises its right to convert the Participation into Preferred Stock, the Investors at that time can elect to receive cash or Preferred Stock equal to the amount of the balance of the remaining Participation plus an additional amount computed at a rate of 25% per annum.
In addition, the Investors may then elect to further convert any remaining portion of the Participation into additional shares of Preferred Stock. The shares of Preferred Stock which may be issued pay dividends at an annual rate of 15% and are redeemable by Harken without premium except for accrued unpaid dividends at any time after the Commitment Date, and must be redeemed by Harken no later than October 12, 2000. A failure by Harken to timely pay dividends due under this Preferred Stock for three quarters or to redeem such Preferred Stock when due would give rise to a right exercisable on behalf of the Investors to elect one director to Harken's Board of Directors.

         Playero Contract -- In December 1994, Harken de Colombia, Ltd. signed its third Association Contract (the "Playero Contract") with Ecopetrol, covering the Playero Contract area. Under the Playero Contract, Harken has acquired the exclusive rights to conduct exploration activities and drilling on this area, which covers approximately 10,000 acres in the Llanos Basin of Colombia, contiguous to Harken's Alcaravan Contract area.

         During the first year of the Playero Contract, Harken acquired approximately 12 kilometers of new seismic data in the Playero Contract area. Harken is currently completing its evaluation of the new seismic data. During each of the second through the sixth contract years, Harken may elect to continue the contract by committing to the drilling of at least one well during each contract year. Harken must complete the evaluation of the new seismic data by May 10, 1996, at which time Harken must elect to either commit to drilling a well or to allow its rights to the Playero acreage to expire.

         If during the initial six years of the Playero Contract, Harken discovers a field capable of commercial production of oil or gas, the term of the Playero Contract will be extended for a period of 22 years from the date of such commercial discovery. Upon a commercial discovery, Ecopetrol will reimburse Harken for 50% of its successful well costs expended up to the point of declaration of a commercial discovery. Production from a commercial discovery will be allocated as follows: Ecopetrol, on behalf of the Colombian government, will receive a 20% royalty interest in all production and all production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Harken until cumulative production from all fields in the Playero acreage reaches 60 million barrels of oil, after which Ecopetrol's share of production will increase progressively to 75% and

Harken's share will decrease progressively to 25% determined by a formula based on Harken's recovery of its total expenditures under the Playero Contract. After a declaration of a commercial discovery, Harken and Ecopetrol will be responsible for all future operating expenses in direct proportion to their interest in production.

         Cambulos Contract -- In September 1995, Harken de Colombia, Ltd. signed its fourth Association Contract with Ecopetrol, covering the Cambulos Contract area. Under the Cambulos Contract, Harken has acquired the exclusive rights to conduct exploration activities in the Cambulos Contract area, which covers approximately 300,000 acres in the Middle Magdalena Valley of Central Colombia.

         During the first two years of the Cambulos Contract, Harken will conduct geologic studies on the lands covered by this contract, including reprocessing of at least 400 kilometers of existing seismic data and the acquisition of at least 90 kilometers of new seismic data. During each of the third through the sixth contract years, Harken may elect to continue the contract by committing to the drilling of at least one well during each contract year.

         The production sharing arrangements under the Cambulos Contract are substantially similar to those under the Playero Contract, except that under the Cambulos Contract, if Harken makes a commercial discovery, Harken will be reimbursed for 50% of all seismic costs and dry well costs incurred prior to the point at which a declaration of a commercial discovery is made in addition to being reimbursed for 50% of its successful well costs.

         Bahrain Operations -- In January 1990, Harken, through its wholly-owned subsidiary, Harken Bahrain Oil Company ("HBOC"), entered into a production sharing agreement with the Bahrain National Oil Company ("BANOCO") which gave it the exclusive right to explore for, develop and produce oil and gas throughout most of Bahrain's Arabian Gulf offshore territories. In 1992 and 1993, HBOC drilled two exploratory wells, neither of which discovered commercial quantities of oil or gas. In January 1996, the term of the production sharing agreement expired of its own accord. Harken is currently negotiating with BANOCO to extend the term of the production sharing agreement and expand the acreage covered thereby, in order to allow Harken to market the prospects to interested parties.

         Other -- Harken leases its corporate and certain other office space and certain field operating offices. Total office and operating lease expense during 1993, 1994 and 1995 was $707,000, $510,000 and $442,000, respectively.
Future minimum rental payments required under all leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1995, net of sublease arrangements, are as follows:

            YEAR                                                                            AMOUNT
            ----                                                                         ------------
            1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $        359
            1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               301
            1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               271
            1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               271
            2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 4
            Thereafter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                --
                                                                                         ------------
              Total minimum payments required   . . . . . . . . . . . . . . . . . .      $      1,206
                                                                                         ============

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

         Texaco, the plant's operator, received a letter from the EPA dated July 21, 1991 and a subsequent letter dated June 8, 1992, in which the EPA requested certain information in order to determine if there had been at the Aneth Gas Plant the release of hazardous substances to the environment. Texaco has advised HSW that certain information was supplied to the EPA pursuant to this request. Subsequently, core samples in and around certain pit areas were taken by the EPA and Texaco jointly and a Phase II environmental investigation was undertaken. A closure plan is currently being negotiated with the EPA.

         The prior owner of the Aneth Gas Plant facility has agreed to accept financial responsibility for a portion of the remediation work. Texaco and the other current plant owners, including HSW, are presently negotiating a formal agreement with the prior owner to allocate the costs of the remediation work. At this time, however, it is impossible for HSW to accurately estimate the costs of the cleanup at the Aneth Gas Plant facility or the amount of indemnification the prior owner will provide to the present owners, including HSW, for the costs of the remediation work. However, as the cost of certain remediation procedures will be incurred, Harken has accrued a contingency reserve of $177,000 for management's best estimate of its share of remediation expenditures.

         Harken has accrued approximately $1,168,000 at December 31, 1995 relating to other operational or regulatory contingent liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including the guarantee of certain lease obligations, which in management's opinion, will not result in significant loss exposure to Harken.

         Search Acquisition Corp., a wholly-owned subsidiary of Harken, has been named as a defendant in a lawsuit by certain parties. On February 28, 1996, the court granted Search Acquisition's motion for summary judgement. Petrochemical has the right to appeal the decision of the trial court. Although the ultimate outcome of this litigation is uncertain, Harken believes that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken's financial condition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           See "Item 1.  Business" above for a discussion of the Executive
Officers of Harken.   Reference is made to the material under the caption
"Election of Directors" in the Registrant's definitive Proxy Statement to be filed on or before April 29, 1996 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in May 1996, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Reference is made to the material under the caption "Compensation of Executive Officers" in the Registrant's definitive Proxy Statement to be filed on or before April 29, 1996 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in May 1996, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         Reference is made to the material under the caption "Ownership of Common Stock" in the Registrant's definitive Proxy Statement to be filed on or before April 29, 1996 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in May 1996, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the material under the caption "Certain Transactions" in the Registrant's definitive Proxy Statement to be filed on or before April 29, 1996 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in May 1996, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      The following documents are filed as a part of this report:

         (1) Financial Statements included in PART II of this report:

                                                                                                      PAGE
                                                                                                      ----
          Harken Energy Corporation and Subsidiaries
          -- Report of Independent Public Accountants   . . . . . . . . . . . . . . . . . . . .       28
          -- Selected Financial Information and Other Data for the five years ended
                December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17
          -- Consolidated Balance Sheets -- December 31, 1994 and 1995  . . . . . . . . . . . .       29
          -- Consolidated Statements of Operations for the three years ended
                December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30
          -- Consolidated Statements of Stockholders' Equity for the three years ended
                December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31
          -- Consolidated Statements of Cash Flows for the three years ended
                December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       32
          -- Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . .       33

      (2) The information required by Schedule I is either provided in the related financial statements or in a note thereto, or is not applicable to the Company. The information required by all other Schedules is not applicable to the Company.

      (3) Exhibits

      3.1 Certificate of Incorporation of Harken Energy Corporation as amended (filed as Exhibit 3.1 to Harken's Annual Report on Form 10-K for fiscal year ended December 31, 1989, File No. 0-9207, and incorporated by reference herein).

      3.2 Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 28.8 to the Registration Statement on Form S-1 of Tejas Power Corporation, file No. 33-37141, and incorporated by reference herein).

      3.3 Amendment to the Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3 to Harken's Quarterly Report on Form 10-Q for fiscal quarter ended March 31, 1991, File No. 0-9207, and incorporated by reference herein).

      3.4 Amendments to the Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3 to Harken's Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 1991, File No. 0-9207, and incorporated by reference herein).

      3.5      Bylaws of Harken Energy Corporation, as amended (filed as
               Exhibit 3.2 to Harken's Annual Report on Form 10-K for fiscal year ended December 31, 1989, File No. 0-9207, and incorporated by reference herein).

      4.1 Form of certificate representing shares of Harken common stock, par value $.01 per share (filed as Exhibit 1 to Harken's Registration Statement on Form 8-A, File No. 0-9207, and incorporated by reference herein).

      4.2 Certificate of Designations, Powers, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, $1.00 par value, of Harken Energy Corporation (filed as Exhibit 4.1 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 0-9207, and incorporated herein by reference).

      4.3 Certificate of Designations, Powers, Preferences and Rights of Series B Cumulative Convertible Preferred Stock, $1.00 par value, of Harken Energy Corporation (filed as Exhibit 4.2 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 0-9207, and incorporated herein by reference).

      4.4 Certificate of the Designations, Powers, Preferences and Rights of Series C Cumulative Convertible Preferred Stock, $1.00 par value of Harken Energy Corporation (filed as Exhibit 4.3 to Harken's Annual Report on Form 10-K for fiscal year ended December 31, 1989, File No. 0-9207, and incorporated by reference herein).

      4.5 Certificate of the Designations of Series D Preferred Stock, $1.00 par value of Harken Energy Corporation (filed as Exhibit
               4.3 to Harken's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995, File No. 0-9207, and incorporated by reference herein).

      10.1 Seventh Amendment and Restatement of Harken's Amended Stock Option Plan (filed as Exhibit 10.1 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 0-9207, and incorporated by reference herein).

      10.2 Amended and Restated Non-Qualified Incentive Stock Option Plan of Harken adopted by Harken's stockholders on February 18, 1991 (filed as Exhibit 10.2 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 0-9207, and incorporated by reference herein).

      10.3     Harken Energy Corporation 401(k) Savings Plan (filed as Exhibit
               10.1 to Harken's Registration Statement (Registration No. 33-52874), and incorporated by reference herein).

      10.4 Tax Sharing Agreement among Harken and certain subsidiaries of Harken (filed as Exhibit 10.53 to the Registration Statement on Form S-1, of E-Z Serve and Tejas (Registration No. 33-37141), and incorporated by reference herein).

      10.5 Master Intercompany Agreement among Harken, Harken Marketing Company, and E-Z Serve (filed as Exhibit 10.54 to the Registration Statement on Form S-1, of E-Z Serve and Tejas (Registration No. 33-37141), and incorporated by reference herein).

      10.6     Master Intercompany Agreement between Harken and Tejas (filed as
               Exhibit 10.55 to the Registration Statement on Form S-1, of E-Z Serve and Tejas (Registration No. 33-37141), and incorporated by reference herein).

      10.7 Litigation, Indemnification and Contribution Agreement among Harken, E-Z Serve, and Harken Marketing Company (filed as
               Exhibit 10.56 to the Registration Statement on Form S-1, of E-Z Serve and Tejas (Registration No. 33-37141), and incorporated by reference herein).

      10.8 Litigation, Indemnification and Contribution Agreement between Harken and Tejas (filed as Exhibit 10.57 to the Registration Statement on Form S-1, of E-Z Serve and Tejas (Registration No. 33-37141), and incorporated by reference herein).

      10.9 Form of Advancement Agreement dated September 13, 1990, between Harken and each director of Harken (filed as Exhibit 10.38 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 0-9207, and incorporated by reference herein).

      10.10 Operating Agreement between Chuska Energy Corporation and the Navajo Tribe of Indians dated February 18, 1987, and effective July 20, 1987 (filed as Exhibit 10(b) to Chuska Energy Corporation's Form 10 - General Form for Registration of Securities (the "Chuska Form 10"), and incorporated by reference herein).

      10.11 Operating Agreement between Chuska Energy Corporation and the Navajo Tribe of Indians dated July 28, 1983, and effective August 26, 1983 and First Addendum thereto (filed as Exhibit 10(a) to Chuska's Form 10, and incorporated by reference herein).

      10.12    Joint Operations Agreement (CHAP) dated August 1, 1988 (filed as
               Exhibit 10(e) to the Chuska Form 10, and incorporated by reference herein).

      10.13 Agreement dated and effective October 22, 1992, among Donald W. Raymond, Harvey V. Risien, Jr., Chuska Energy Company and Western Gas Resources, Inc. (filed as Exhibit 10.41 to Harken's Registration Statement on Form S-4 (Registration No. 33-56964), and incorporated by reference herein).

      10.14 Gas processing Agreement between Western Processing, Ltd. and Chuska Energy Company dated June 29, 1989 (filed as Exhibit
               10.44 to Harken's Registration Statement of Form S-4 (Registration No. 33-56964), and incorporated by reference herein).

      10.15 Association Contract (Cambulos), dated September 17, 1995, and effective as of November 17, 1995, by and between Harken de Colombia, Ltd., and Empresa Colombiana de Petroleos (filed as
               Exhibit 10.1 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, File No. 0-9207, and incorporated by reference herein).

      10.16 Development Finance Agreement, dated October 12, 1995, by and among Harken Energy Corporation, Arbco Associates L.P., Offense Group Associates L.P., Kayne Anderson Nontraditional Investments L.P. and Opportunity Associates L.P. (filed as Exhibit 10.2 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, File No. 0-9207, and incorporated by reference herein).

      10.17 Harken Energy Corporation's 1993 Stock Option and Restricted Stock Plan (filed as Exhibit 4.3 to Harken's Registration Statement on Form S-8, and incorporated by reference herein).

      10.18 Harken Energy Corporation's Directors Stock Option Plan (filed as Exhibit 4.3 to Harken's Registration Statement on Form S-8, and incorporated herein by reference).

      10.19 Note Purchase Agreement among Harken Energy Corporation and certain Purchasers relating to Harken's 8% Senior Convertible Notes due 1998 (filed as Exhibit 99.2 to Harken's Registration Statement on Form S-3 (Registration No. 33-61673), and incorporated herein by reference).

      10.20 Amended and Restated Agreement and Plan of Merger among Harken Energy Corporation, Search Acquisition and Search Exploration, Inc., dated as of March 27, 1995 (filed as Exhibit 2.1 to Harken's Registration Statement on Form S-4 (Registration No. 33-58265), and incorporated herein by reference).

      10.21 Purchase and Sale Agreement among Harken Energy Corporation, Harken Exploration Company and Momentum Operating Co., Inc. (filed as Exhibit 2.1 to Harken's Current Report on Form 8-K dated December 21, 1995, File No. 0-9207, and incorporated herein by reference).

      10.22 Promissory Note of Harken Exploration Company dated December 21, 1995 (filed as Exhibit 99.1 to Harken's Current Report on Form 8-K dated December 21, 1995, File No. 0-9207, and incorporated herein by reference).

      22       Subsidiaries of Harken.

      24       Power of Attorney.

      27       Financial Data Schedule.

(b)   Reports on Form 8-K

      (1) The registrant filed a Current Report on Form 8-K dated October 5, 1995 (Item 2) to report the acquisition of the Yellowhouse Properties.

      (2) The registrant filed a Current Report on Form 8-K dated October 12, 1995 (Item 5) to report the execution of a financing agreement.

      (3) The registrant filed a Current Report on Form 8-K dated December 15, 1995 (Item 5) to report the execution of the Panhandle Purchase and Sale Agreement.

      (4) The registrant filed a Current Report on Form 8-K dated December 21, 1995 (Item 2) to report the acquisition of the Panhandle Properties.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irving, State of Texas, on February 29, 1996.


                                    HARKEN ENERGY CORPORATION


                                                        *
                                    -------------------------------------------
                                    Mikel D. Faulkner, Chairman of the Board and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                                  Title                                     Date
 -------------------------------     -----------------------------------------          ---------------------
              *                          Chairman  of  the  Board  and   Chief              February 29, 1996
 -------------------------------         Executive      Officer     (Principal
 Mikel D. Faulkner                       Executive Officer)



              *                          President and Chief Operating                      February 29, 1996
 -------------------------------         Officer and Director
 Richard H. Schroeder


 /s/ Bruce N. Huff                       Senior Vice President and Chief                    February 29, 1996
 -------------------------------         Financial Officer (Principal
 Bruce N. Huff                           Accounting Officer and Principal
                                         Financial Officer)



              *                          Director                                           February 29, 1996
 -------------------------------
 Michael M. Ameen, Jr.

              *                          Director                                           February 29, 1996
 -------------------------------
 Michael R. Eisenson


              *                          Director                                           February 29, 1996
 -------------------------------
 Edwin C. Kettenbrink, Jr.


             *                           Director                                           February 29, 1996
 -------------------------------
 Talat M. Othman


             *                           Director                                           February 29, 1996
 -------------------------------
 Donald W. Raymond


             *                           Director                                           February 29, 1996
 -------------------------------
 Gary B. Wood


*Bruce N. Huff, by signing his name hereto, does hereby sign this Form 10-K Annual Report for the year ended December 31, 1995 on behalf of Harken Energy Corporation and each of the above-named officers and directors of such Company pursuant to powers of attorney, executed on behalf of the Company and each officer and director.


/s/ Bruce N. Huff
--------------------------------
Bruce N. Huff,
Attorney-in-Fact

                              Index to Exhibits


    Exhibit
      No.                       Descripition
   _________   _____________________________________________________________


      3.1 Certificate of Incorporation of Harken Energy Corporation as amended (filed as Exhibit 3.1 to Harken's Annual Report on Form 10-K for fiscal year ended December 31, 1989, File No. 0-9207, and incorporated by reference herein).

      3.2 Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 28.8 to the Registration Statement on Form S-1 of Tejas Power Corporation, file No. 33-37141, and incorporated by reference herein).

      3.3 Amendment to the Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3 to Harken's Quarterly Report on Form 10-Q for fiscal quarter ended March 31, 1991, File No. 0-9207, and incorporated by reference herein).

      3.4 Amendments to the Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3 to Harken's Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 1991, File No. 0-9207, and incorporated by reference herein).

      3.5      Bylaws of Harken Energy Corporation, as amended (filed as
               Exhibit 3.2 to Harken's Annual Report on Form 10-K for fiscal year ended December 31, 1989, File No. 0-9207, and incorporated by reference herein).

      4.1 Form of certificate representing shares of Harken common stock, par value $.01 per share (filed as Exhibit 1 to Harken's Registration Statement on Form 8-A, File No. 0-9207, and incorporated by reference herein).

      4.2 Certificate of Designations, Powers, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, $1.00 par value, of Harken Energy Corporation (filed as Exhibit 4.1 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 0-9207, and incorporated herein by reference).

      4.3 Certificate of Designations, Powers, Preferences and Rights of Series B Cumulative Convertible Preferred Stock, $1.00 par value, of Harken Energy Corporation (filed as Exhibit 4.2 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 0-9207, and incorporated herein by reference).

      4.4 Certificate of the Designations, Powers, Preferences and Rights of Series C Cumulative Convertible Preferred Stock, $1.00 par value of Harken Energy Corporation (filed as Exhibit 4.3 to Harken's Annual Report on Form 10-K for fiscal year ended December 31, 1989, File No. 0-9207, and incorporated by reference herein).

      4.5 Certificate of the Designations of Series D Preferred Stock, $1.00 par value of Harken Energy Corporation (filed as Exhibit
               4.3 to Harken's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995, File No. 0-9207, and incorporated by reference herein).

      10.1 Seventh Amendment and Restatement of Harken's Amended Stock Option Plan (filed as Exhibit 10.1 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 0-9207, and incorporated by reference herein).

      10.2 Amended and Restated Non-Qualified Incentive Stock Option Plan of Harken adopted by Harken's stockholders on February 18, 1991 (filed as Exhibit 10.2 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 0-9207, and incorporated by reference herein).

      10.3     Harken Energy Corporation 401(k) Savings Plan (filed as Exhibit
               10.1 to Harken's Registration Statement (Registration No. 33-52874), and incorporated by reference herein).

      10.4 Tax Sharing Agreement among Harken and certain subsidiaries of Harken (filed as Exhibit 10.53 to the Registration Statement on Form S-1, of E-Z Serve and Tejas (Registration No. 33-37141), and incorporated by reference herein).

      10.5 Master Intercompany Agreement among Harken, Harken Marketing Company, and E-Z Serve (filed as Exhibit 10.54 to the Registration Statement on Form S-1, of E-Z Serve and Tejas (Registration No. 33-37141), and incorporated by reference herein).

      10.6     Master Intercompany Agreement between Harken and Tejas (filed as
               Exhibit 10.55 to the Registration Statement on Form S-1, of E-Z Serve and Tejas (Registration No. 33-37141), and incorporated by reference herein).

      10.7 Litigation, Indemnification and Contribution Agreement among Harken, E-Z Serve, and Harken Marketing Company (filed as
               Exhibit 10.56 to the Registration Statement on Form S-1, of E-Z Serve and Tejas (Registration No. 33-37141), and incorporated by reference herein).

      10.8 Litigation, Indemnification and Contribution Agreement between Harken and Tejas (filed as Exhibit 10.57 to the Registration Statement on Form S-1, of E-Z Serve and Tejas (Registration No. 33-37141), and incorporated by reference herein).

      10.9 Form of Advancement Agreement dated September 13, 1990, between Harken and each director of Harken (filed as Exhibit 10.38 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 0-9207, and incorporated by reference herein).

      10.10 Operating Agreement between Chuska Energy Corporation and the Navajo Tribe of Indians dated February 18, 1987, and effective July 20, 1987 (filed as Exhibit 10(b) to Chuska Energy Corporation's Form 10 - General Form for Registration of Securities (the "Chuska Form 10"), and incorporated by reference herein).


      10.11 Operating Agreement between Chuska Energy Corporation and the Navajo Tribe of Indians dated July 28, 1983, and effective August 26, 1983 and First Addendum thereto (filed as Exhibit 10(a) to Chuska's Form 10, and incorporated by reference herein).

      10.12    Joint Operations Agreement (CHAP) dated August 1, 1988 (filed as
               Exhibit 10(e) to the Chuska Form 10, and incorporated by reference herein).

      10.13 Agreement dated and effective October 22, 1992, among Donald W. Raymond, Harvey V. Risien, Jr., Chuska Energy Company and Western Gas Resources, Inc. (filed as Exhibit 10.41 to Harken's Registration Statement on Form S-4 (Registration No. 33-56964), and incorporated by reference herein).

      10.14 Gas processing Agreement between Western Processing, Ltd. and Chuska Energy Company dated June 29, 1989 (filed as Exhibit
               10.44 to Harken's Registration Statement of Form S-4 (Registration No. 33-56964), and incorporated by reference herein).

      10.15 Association Contract (Cambulos), dated September 17, 1995, and effective as of November 17, 1995, by and between Harken de Colombia, Ltd., and Empresa Colombiana de Petroleos (filed as
               Exhibit 10.1 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, File No. 0-9207, and incorporated by reference herein).

      10.16 Development Finance Agreement, dated October 12, 1995, by and among Harken Energy Corporation, Arbco Associates L.P., Offense Group Associates L.P., Kayne Anderson Nontraditional Investments L.P. and Opportunity Associates L.P. (filed as Exhibit 10.2 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, File No. 0-9207, and incorporated by reference herein).

      10.17 Harken Energy Corporation's 1993 Stock Option and Restricted Stock Plan (filed as Exhibit 4.3 to Harken's Registration Statement on Form S-8, and incorporated by reference herein).

      10.18 Harken Energy Corporation's Directors Stock Option Plan (filed as Exhibit 4.3 to Harken's Registration Statement on Form S-8, and incorporated herein by reference).

      10.19 Note Purchase Agreement among Harken Energy Corporation and certain Purchasers relating to Harken's 8% Senior Convertible Notes due 1998 (filed as Exhibit 99.2 to Harken's Registration Statement on Form S-3 (Registration No. 33-61673), and incorporated herein by reference).

      10.20 Amended and Restated Agreement and Plan of Merger among Harken Energy Corporation, Search Acquisition and Search Exploration, Inc., dated as of March 27, 1995 (filed as Exhibit 2.1 to Harken's Registration Statement on Form S-4 (Registration No. 33-58265), and incorporated herein by reference).

      10.21 Purchase and Sale Agreement among Harken Energy Corporation, Harken Exploration Company and Momentum Operating Co., Inc. (filed as Exhibit 2.1 to Harken's Current Report on Form 8-K dated December 21, 1995, File No. 0-9207, and incorporated herein by reference).

      10.22 Promissory Note of Harken Exploration Company dated December 21, 1995 (filed as Exhibit 99.1 to Harken's Current Report on Form 8-K dated December 21, 1995, File No. 0-9207, and incorporated herein by reference).

      22       Subsidiaries of Harken.

      24       Power of Attorney.

      27       Financial Data Schedule.