Form 10-K405/A
period 1995-12-31
HARKEN ENERGY CORP
filed 1996-04-23
CIK 313478

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

   [x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

  FOR THE TRANSITION PERIOD FROM _____________________ TO ____________________

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

    The aggregate market value of the voting Common Stock, par value $0.01 per share, held by nonaffiliates of the Registrant as of April 22, 1996 was approximately $135,000,000. For purposes of the determination of the above stated amount only, all directors, executive officers and 5% or more shareholders of the Registrant are presumed to be affiliates.

    The number of shares of Common Stock, par value $0.01 per share, outstanding as of April 22, 1996 was 77,988,688.

    DOCUMENTS INCORPORATED BY REFERENCE: DEFINITIVE PROXY MATERIALS FOR 1996 ANNUAL MEETING OF STOCKHOLDERS -- PART III, ITEMS 10, 11, 12, AND 13.


================================================================================

                               TABLE OF CONTENTS


                                                                                                         PAGE
                                                                                                         ----
PART I.

  ITEM  1.      Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               3
  ITEM  2.      Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              15
  ITEM  3.      Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              15
  ITEM  4.      Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . .              15

PART II.

  ITEM  5.      Market for Registrant's Common Equity and Related Stockholder Matters   . . .              16
  ITEM  6.      Selected Financial Information and Other Data   . . . . . . . . . . . . . . .              17
  ITEM  7.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . .              18
  ITEM  8.      Financial Statements and Supplementary Data   . . . . . . . . . . . . . . . .              28
  ITEM  9.      Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              58

PART III.

  ITEM 10.      Directors and Executive Officers of the Registrant  . . . . . . . . . . . . .              58
  ITEM 11.      Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . .              58
  ITEM 12.      Security Ownership of Certain Beneficial Owners   . . . . . . . . . . . . . .              58
  ITEM 13.      Certain Relationships and Related Transactions  . . . . . . . . . . . . . . .              58

PART IV.

  ITEM 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K   . . . . . .              59

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         Harken Energy Corporation (together with its wholly-owned subsidiaries, "Harken") is engaged in oil and gas exploration, development and production operations both domestically and internationally through its various wholly-owned subsidiaries and joint operating agreements. Harken's domestic operations include oil and gas exploration, development and production operations in the Aneth Field and Blanding Sub-Basin portions of the Paradox Basin in Utah, Arizona and New Mexico, in the Western Paradox Basin in Utah and in the on-shore Gulf Coast of Texas and the Texas Panhandle area. Harken's international operations include four exclusive Colombian Association Contracts with the state-owned Colombian oil company.

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

         Harken has completed all work requirements for the first and second year of the Alcaravan Contract, and Harken is currently completing the required work commitment for the third year of the Alcaravan Contract, the reprocessing of additional seismic data. Harken is required to complete the reprocessing of such seismic data by May 13, 1996, and at that time Harken must choose to (i) commit to drill two additional wells on the Alcaravan acreage, (ii) drill one well and release a portion of the Alcaravan acreage or (iii) allow the Alcaravan Contract to terminate by its own terms. Harken intends to attempt to renegotiate the Alcaravan Contract with Ecopetrol to reduce the future number of wells required to be drilled and Harken intends to seek a partner to share in the cost of such drilling. Harken does not currently believe that the loss of any rights under the Alcaravan Contract would have a material adverse effect on Harken's business.

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

         Harken has also conducted engineering studies to evaluate the potential for recovering existing oil reserves in the Rio Negro area, which is located in the northern portion of the Bocachico Contract area. Three wells were drilled over 30 years ago in this area by another contractor who produced and subsequently abandoned the wells. Well information and data, including production rates, well logs and pressure tests, has been utilized by Harken in its studies to evaluate the feasibility of applying modern production and recovery techniques in this area. On January 19, 1995, after completing the engineering feasibility study, Harken notified Ecopetrol of Harken's commitment to drill a well under the Bocachico Contract, and thereby extended the Bocachico Contract into its second year. Harken has selected its first well site and currently anticipates beginning site preparation and rig mobilization upon receipt of final environmental and drilling permits. Under the terms of the Bocachico Contract, Harken is required to complete the first well on the Bocachico acreage by June 5, 1996. If Harken were unable to complete the well by such date and unless an extension was granted, Ecopetrol would have the right to terminate the Bocachico Contract after an appropriate notice period, which could have a material adverse effect on Harken's business. In addition, Harken has committed to drilling a second well thereby extending the Bocachico Contract into its third year.

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

         During the first year of the Playero Contract, Harken acquired approximately 12 kilometers of new seismic data in the Playero Contract area. Harken is currently completing its evaluation of the new seismic data. During each of the second through the sixth contract years, Harken may elect to continue the contract by committing to the drilling of at least one well during each contract year. Harken must complete the evaluation of the new seismic data by May 10, 1996, at which time Harken must elect to either commit to drilling a well on the Playero acreage or allow its rights to the acreage to expire. Harken does not currently believe that the loss of any of its rights under the Playero Contract would have a material adverse effect on Harken's business.

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

         Search Exploration, Inc. -- On May 22, 1995, Harken acquired Search Exploration, Inc., a publicly-held oil and gas exploration and production company ("Search Exploration"), through a merger between Search Exploration and Search Acquisition Corp., a wholly-owned subsidiary of Harken ("Search Acquisition"). At the effective time of the merger, each of the outstanding shares of common stock, preferred stock and certain outstanding promissory notes of Search Exploration were converted into approximately 2.2 million shares of Common Stock. Harken also issued warrants exercisable for 732,771 shares of Common Stock in exchange for certain outstanding warrants of Search Exploration. In addition, the holders of Search Exploration common stock, certain notes and overriding royalty interest in certain properties of Search Exploration received a non-transferable right to receive additional shares in the future, if any, of Common Stock, or under certain circumstances, cash, based upon the increase that may subsequently be realized prior to June 30, 1996 in the value of a group of undeveloped leases and properties of Search Exploration.

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

         Current production from the Panhandle Properties is approximately 80% natural gas and 20% oil. In addition to existing production, the Panhandle Properties include substantial proved undeveloped reserves which Harken plans to systematically develop over the next two to four years. The properties purchased include an area pipeline and gathering system that has capacity and expansion capability to accommodate the planned development of the properties. Harken believes that the gas produced from the Panhandle Properties, with its associated products, can be sold at approximately a 60% premium to posted gas prices in the region as a result of the high BTU content of such gas. The average price per mcf of gas produced from the Panhandle Properties in early 1996 was up to $3.60 per mcf compared to posted prices of approximately $2.25 per mcf. The premium associated with the gas produced from the Panhandle Properties did not have a material effect on Harken's revenues during 1995 as the acquisition of the Panhandle Properties was not consummated until December 21, 1995.

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


Name                               Age             Position Held with Harken
- ----                               ---             -------------------------
Mikel D. Faulkner                  46              Chairman of the Board of Directors and
                                                   Chief Executive Officer
Richard H. Schroeder               51              President, Chief Operating Officer and Director
Bruce N. Huff                      45              Senior Vice President and Chief Financial Officer
Stephen C. Voss                    45              Senior Vice President
Larry E. Cummings                  43              Vice President, Secretary and General Counsel

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

                                                                  YEAR ENDED DECEMBER 31,
                                   -------------------------------------------------------------------------------------
                                        1991              1992               1993             1994             1995
                                   -------------      -----------      -------------     -------------    --------------
 Production:
   Oil (Bbls). . . . . . . . . .              --               --            185,000           158,000           217,000
   Natural Gas (Mcf) . . . . . .              --               --            429,000           426,000           810,000
 Revenues:
   Oil . . . . . . . . . . . . .   $          --      $        --      $   2,989,000     $   2,552,000    $    3,985,000
   Natural Gas . . . . . . . . .   $          --      $        --      $     792,000     $     806,000    $    1,188,000
                                   -------------      -----------      -------------     -------------    --------------
     Total. . . . . . . . . . . .  $          --      $        --      $   3,781,000     $   3,358,000    $    5,173,000
                                   =============      ===========      =============     =============    ==============
 Unit Prices:
   Oil (per Bbl). . . . . . . .    $          --      $        --      $      16.16      $       16.15    $       18.36
   Natural Gas (per Mcf)  . . .    $          --      $        --      $       1.85      $        1.89    $        1.47
   Production costs per
     equivalent barrel. . . . .    $          --      $        --      $       7.12      $        6.70    $        6.06
   Amortization per equivalent
    barrel. . . . . . . . . . .    $          --      $        --      $       5.58      $        6.31    $        5.68

         Acreage and Wells. At December 31, 1995, Harken owned interests in the following oil and gas wells and acreage, primarily through its subsidiaries, Harken Southwest Corporation, Search Acquisition Corp., Harken Energy West Texas, Inc. and Harken Exploration Company:

Domestic

                                GROSS WELLS          NET WELLS        DEVELOPED ACREAGE   UNDEVELOPED ACREAGE
                               -------------     ----------------     -----------------   -------------------
    STATE                       OIL      GAS       OIL      GAS       GROSS       NET      GROSS        NET
    -----                      ----      ---     -------   ------     ------    -------   -------    --------
Arizona . . . . . . .             1        5        0.82     4.10      4,690      3,845        --         --
New Mexico  . . . . .             7        0        5.74     0.00        670        549        --         --
Texas . . . . . . . .            73       32       69.70    13.50     12,764      7,739     8,340      1,760
Utah  . . . . . . . .            32        1       26.24     0.82     12,149      9,794    45,433     45,433
                               ----      ---     -------   ------     ------    -------   -------    -------
    Total . . . . . .           113       38      102.50    18.42     30,273     21,927    53,773     47,193
                               ====      ===     =======   ======     ======    =======   =======    =======


International - Colombia

CONTRACT AREA                                      GROSS UNDEVELOPED ACREAGE
- -------------                                      -------------------------
Alcaravan . . . . . . . . . . . . . . . . . . . . . . . . .    350,000
Bocachico . . . . . . . . . . . . . . . . . . . . . . . . .    192,000
Playero .   . . . . . . . . . . . . . . . . . . . . . . . .     10,000
Cambulos  . . . . . . . . . . . . . . . . . . . . . . . . .    300,000
                                                               -------
    Total . . . . . . . . . . . . . . . . . . . . . . . . .    852,000
                                                              ========


         Drilling Activity. The following table summarizes certain information concerning Harken's domestic drilling activity:

                                                         NUMBER OF GROSS WELLS DRILLED
                                ----------------------------------------------------------------------------
                                       EXPLORATORY               DEVELOPMENTAL                 TOTAL
                                ----------------------    ------------------------    ----------------------
                                PRODUCTIVE     DRILLED    PRODUCTIVE       DRILLED    PRODUCTIVE     DRILLED
                                ----------     -------    ----------       -------    ----------     -------
1993  . . . . . . . . . . . . .     1             3           1               1           2             4
1994  . . . . . . . . . . . . .     0             0           0               1           0             1
1995  . . . . . . . . . . . . .     1             2           2               2           3             4
                                   --            --          --              --          --            --
    Total . . . . . . . . . . .     2             5           3               4           5             9
                                   ==            ==          ==              ==          ==            ==



                                                        NUMBER OF NET WELLS DRILLED
                                ----------------------------------------------------------------------------
                                       EXPLORATORY               DEVELOPMENTAL                 TOTAL
                                ----------------------    ------------------------    ----------------------
                                PRODUCTIVE     DRILLED    PRODUCTIVE       DRILLED    PRODUCTIVE     DRILLED
                                ----------     -------    ----------       -------    ----------     -------
1993  . . . . . . . . . . . . .  0.50          2.18        0.67            0.67        1.17          2.85
1994  . . . . . . . . . . . . .  0.00          0.00        0.00            0.70        0.00          0.70
1995  . . . . . . . . . . . . .  0.59          1.59        1.59            1.59        2.18          3.18
                                -----         -----       -----           -----       -----         -----
    Total . . . . . . . . . . .  1.09          3.77        2.26            2.96        3.35          6.73
                                =====         =====       =====           =====       =====         =====

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

                                                                                PRICES
                                                                        -----------------------
                                                                        HIGH               LOW
                                                                        ----              -----
 1994 -- First Quarter . . . . . . . . . . . . . . . . . . . .          $1.50             $1.06
         Second Quarter . . . . . . . . . . . . . . . . . .  .           1.44              0.94
         Third Quarter . . . . . . . . . . . . . . . . . . . .           2.75              1.00
         Fourth Quarter  . . . . . . . . . . . . . . . . . . .           2.25              1.63

 1995 -- First Quarter . . . . . . . . . . . . . . . . . . . .           2.25              1.50
         Second Quarter. . . . . . . . . . . . . . . . . . . .           2.50              1.38
         Third Quarter . . . . . . . . . . . . . . . . . . . .           2.00              1.50
         Fourth Quarter  . . . . . . . . . . . . . . . . . . .           2.00              1.50

DIVIDENDS

         Harken has not paid any cash dividends on the Common Stock since its organization and it is not contemplated that any cash dividends will be paid on shares of Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL INFORMATION AND OTHER DATA

                                                      1991(1)(2)       1992(1)        1993(1)          1994           1995
                                                    ------------   -------------   ------------    ------------   ------------
Revenues                                            $  3,191,000   $   4,382,000   $  6,601,000    $  4,895,000   $  7,471,000
Income (loss) from continuing operations  . . . . . $ (4,413,000)  $     661,000   $ (1,797,000)   $ (8,211,000)  $ (1,625,000)
Income (loss) from discontinued operations (1)(2) . $(11,190,000)  $    (328,000)  $ (3,697,000)   $   (223,000)  $         --
Extraordinary item  . . . . . . . . . . . . . . . . $         --   $     172,000   $         --    $         --   $         --
Net income (loss) . . . . . . . . . . . . . . . . . $(15,603,000)  $     505,000   $ (5,494,000)   $ (8,434,000)  $ (1,625,000)
Net income (loss) per common share:
  Income (loss) from continuing operations  . . . . $      (0.12)  $        0.01   $      (0.03)   $      (0.14)  $      (0.02)
  Discontinued operations (1) (2) . . . . . . . . .        (0.26)          (0.01)         (0.06)          (0.00)            --
  Extraordinary item  . . . . . . . . . . . . . . .           --            0.00             --              --             --
                                                    ------------   -------------   ------------    ------------   ------------
  Net income (loss) . . . . . . . . . . . . . . . . $      (0.38)  $        0.00   $      (0.09)   $      (0.14)  $      (0.02)
                                                    ============   =============   ============    ============   ============
Current assets  . . . . . . . . . . . . . . . . . . $ 15,560,000   $  13,911,000   $  7,677,000    $  6,840,000   $ 10,531,000
Current liabilities   . . . . . . . . . . . . . . . $ 15,122,000   $  10,201,000   $  6,533,000    $  5,133,000   $  4,918,000
                                                    ------------   -------------   ------------    ------------   ------------
Working capital . . . . . . . . . . . . . . . . . . $    438,000   $   3,710,000   $  1,144,000    $  1,707,000   $  5,613,000
                                                    ============   =============   ============    ============   ============
Total assets  . . . . . . . . . . . . . . . . . . . $ 37,664,000   $  34,872,000   $ 37,731,000    $ 28,960,000   $ 70,794,000
Long-term obligations:
  Long-term obligations and other liabilities . . . $  1,276,000   $          --   $         --    $         --   $ 25,726,000
  Notes payable to related parties  . . . . . . . . $    253,000   $          --   $         --    $         --   $         --
  Redeemable preferred stock (3)  . . . . . . . . . $  9,000,000   $   1,868,000   $  1,868,000    $  1,868,000   $         --
                                                    ------------   -------------   ------------    ------------   ------------
   Total  . . . . . . . . . . . . . . . . . . . . . $ 10,529,000   $   1,868,000   $  1,868,000    $  1,868,000   $ 25,726,000
                                                    ============   =============   ============    ============   ============
Stockholder's equity  . . . . . . . . . . . . . . . $ 11,499,000   $  20,316,000   $ 28,963,000    $ 21,959,000   $ 40,150,000
Redeemable preferred stock outstanding  . . . . . .      900,000         186,760        186,760         186,760             --
Weighted average common stock outstanding . . . . .   42,519,373      45,752,936     58,392,901      59,722,853     65,041,063
Proved reserves at end of year (4):
  Bbls of oil . . . . . . . . . . . . . . . . . . .           --              --      1,035,000       1,521,000      3,523,000
  Mcf of gas  . . . . . . . . . . . . . . . . . . .           --              --      4,970,000       7,148,000     29,203,000
  Future net revenues . . . . . . . . . . . . . . . $         --   $          --   $ 13,707,000    $ 20,178,000   $ 99,193,000
  Present value (discounted at 10% per year)  . . . $         --   $          --   $  8,230,000    $ 11,712,000   $ 58,776,000

______________________________

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

                                                                         YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------
                                                                  1993             1994             1995
                                                              ------------     ------------     ------------
EXPLORATION AND PRODUCTION OPERATIONS
- -------------------------------------

Revenues
   Oil sales revenues . . . . . . . . . . . . . . . . .       $  2,989,000     $  2,552,000     $  3,985,000
       Oil volumes in barrels . . . . . . . . . . . . .            185,000          158,000          217,000
       Oil price per barrel . . . . . . . . . . . . . .       $      16.16     $      16.15     $      18.36
   Gas sales revenues . . . . . . . . . . . . . . . . .       $    792,000     $    806,000     $  1,188,000
       Gas volumes in mcf . . . . . . . . . . . . . . .            429,000          426,000          810,000
       Gas price per mcf  . . . . . . . . . . . . . . .       $       1.85     $       1.89     $       1.47
   Gas plant revenues . . . . . . . . . . . . . . . . .       $  1,189,000     $    798,000     $    787,000
Management fee income   . . . . . . . . . . . . . . . .       $    300,000     $         --     $         --


OTHER REVENUES
- --------------

 Interest income  . . . . . . . . . . . . . . . . . . .       $    225,000     $    147,000     $    667,000
 Other income   . . . . . . . . . . . . . . . . . . . .       $  1,106,000     $    592,000     $    844,000

OVERVIEW

         Harken reported a net loss from continuing operations for the year ended December 31, 1995 of $1,625,000. Total revenues increased from approximately $4.9 million in 1994 to $7.5 million in 1995 and gross profit before depreciation and amortization, general and administrative expenses and provision for asset impairments increased to approximately $3.8 million in 1995 compared to $2.6 million during the prior year. During the year, Harken consummated four acquisitions which increased domestic oil and gas reserves and monthly cash flow from operations. In addition, as a result of these acquisitions, Harken has diversified its domestic oil and gas operations to include onshore areas of South Texas as well as the Panhandle and Western regions of Texas. Two of these acquisitions occurred during the fourth quarter of 1995, resulting in only a minimal impact on Harken's revenues and gross profit for the year. Based upon the historical operating results and oil and gas reserve quantities associated with these 1995 acquisitions, Harken expects that such acquired interests will contribute materially to Harken's domestic oil and gas revenues and cash flows in the future. In addition, Harken intends to seek to increase its domestic reserve base through acquisitions as well as additional drilling activities. Harken does not currently have any agreements or understandings regarding any additional significant acquisitions, and there can be no assurance that Harken will be able to complete any additional acquisitions, nor can Harken quantify the effects of any such acquisitions on Harken's operations.

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

         Gross oil revenues during 1995 increased compared to 1994 primarily due to the increased production from the above mentioned acquisitions of additional interests in CHAP and the fourth quarter 1995 acquisition of the Yellowhouse Properties. The October 1994 acquisition of an approximately 20% additional interest in CHAP resulted in increased oil revenues of approximately $842,000 for 1995. Harken drilled four wells during the first half of 1995 on acreage it holds in the Paradox Basin area, in an effort to offset the production declines typically experienced in the region. In addition, oil prices improved from the prior years due to increased overall demand, particularly in the Paradox Basin. Prior to 1995, gross oil revenues reflect the overall weak demand experienced by the industry, resulting in low oil pricing, particularly during the fourth quarter of 1993 and early 1994. Oil revenues decreased during 1994 as compared to 1993 due to the normal production decline of existing wells and the lack of new production due to delays in plans for additional drilling during 1994.

         Gross gas revenues during 1995 also increased compared to 1994, in spite of the sharp decrease in gas prices experienced throughout 1995 due to the October 1994 acquisition of additional interest in CHAP which contributed gas revenues of approximately $177,000, and due to the recognition of $275,000 of gas revenues in connection with the write-off of certain liabilities related to suspended gas revenues associated with property interests operated in prior years. The December 1995 acquisition of the Panhandle Properties had only a minimal impact on 1995 gas production and revenues, although the acquired interests should contribute significantly to future Harken gas production volumes. Revenues from gas sales totaled $806,000 during 1994 compared to $792,000 during 1993 and were enhanced by production from a new successful gas well drilled in mid-1993 in the Black Rock Field in Arizona. Harken drilled four wells during 1993 and is largely dependent on future drilling success to offset the production declines typically experienced in the Paradox Basin region.

         Gas plant revenues decreased from $1,189,000 in 1993 to $798,000 in 1994 and again to $787,000 in 1995 due to an annual redetermination whereby HSW's interest in the Aneth Gas Plant was reduced based on each owner's throughput volume. Gas plant revenues decreased in 1995 despite an increase of approximately $143,000 resulting from the October 1994 acquisition of
additional interest in CHAP.   Harken expects future decreases in HSW's
interest in the Aneth Gas Plant due to the annual redetermination and future expected production declines of CHAP.

         Oil and gas operating expenses consist of lease operating expenses and gas plant expenses, along with a number of production and reserve-based taxes, including Utah severance, conservation, and property taxes and Navajo severance and possessory interest taxes. The increase in oil and gas operating expenses during 1995 compared to 1994 reflects the above acquisitions of oil and gas properties, particularly the interest in CHAP, which increased oil and gas operating expenses by approximately $400,000.

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

         Provision for asset impairments during 1995 consisted of $457,000 primarily related to Harken's decision to record a valuation adjustment for the full Bahrain investment amount, as a result of the January 1996 expiration of the term of the production sharing agreement with BANOCO. Such adjustment does not affect Harken's other international operations. Provision for asset impairments during 1994 totaled $6,361,000 due primarily to the decision to reduce Harken's investment in E-Z Serve Series C Preferred Stock and related accrued dividends by $5,831,000 to realizable value, in light of efforts by Harken management to sell that investment in early 1995. Provision for asset impairments during 1993 includes a total of $551,000 of accrued interest which was expensed related to certain non-recourse notes receivable from certain current and former employees, officers and directors.

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

         In May 1995, Harken generated net proceeds totaling approximately $13,250,000 from the sale of a total of $15 million in principal amount of European Notes, which mature in May 1998. Such European Notes are convertible at any time by the holders into shares of Common Stock at a conversion price of $1.50 per share, and convertible by Harken into shares of Common Stock after one year following issuance, if for any period of thirty consecutive days the closing price of Common Stock for each day during such period shall have equaled or exceeded 140% of the conversion price (or $2.10 per share of Common Stock). The European Notes are collateralized by a negative pledge from Harken of certain defined categories of assets. Upon closing, all proceeds from the sale of the European Notes were paid to a paying and conversion agent and are held in the Segregated Account to be maintained in Harken's name.

         Upon a conversion, any proceeds attributable to the European Notes converted which remain in the Segregated Account will be available to be released and paid to Harken without regard to the Asset Value Coverage Ratio test (as defined below). As of December 31, 1995, holders of European Notes totaling $2,450,000 exercised their conversion option and had been issued 1,633,327 shares of Common Stock. Subsequent to December 31, 1995 and as of February 28, 1996, additional notifications of exercise of conversion options have been received from holders of European Notes totaling $950,000, which has resulted in the additional issuance of 633,332 shares of Common Stock.

         Harken must maintain an Asset Value Coverage Ratio equal to or greater than 1:1. As of December 31, 1995, the Company was in compliance with the Asset Value Coverage Ratio test. The Asset Value Coverage Ratio is calculated as a ratio of the sum of 100% of the aggregate amount of Harken's cash on deposit in the Segregated Account plus 60% of the aggregate amount of Harken's marketable securities plus 40% of the present value of Harken's unencumbered proved developed producing reserves located in the U.S. to the aggregate outstanding principal amount of the Notes.

         In order for a specific amount of proceeds to be released from the Segregated Account, Harken must demonstrate that the Asset Value Coverage Ratio test would continue to be met after such release of funds and that no Event of Default with respect to any of the Notes has occurred and is continuing at the date of such release. Such request must be accompanied by an independent reserve engineering report or other independent third party valuation of Harken's unencumbered proved developed producing assets.

         The anticipated timing at which funds will be released from the Segregated Account is dependent upon the timing and magnitude of conversions into Common Stock by the individual noteholders, the market price of the Common Stock, the amount of Harken's assets which qualify for inclusion in the Asset Value Coverage Ratio test, and the decision and ability by Harken to convert the Notes into Common Stock. Once an amount of proceeds are available to be released from the Segregated Account, Harken may submit its request for the transfer of such proceeds at its discretion and according to its capital resource requirements. Upon maturity date of the Notes, the Segregated Account cash proceeds then remaining could be used to retire any remaining unconverted Notes.

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

         In addition to Harken's efforts to acquire domestic oil and gas reserves, Harken continues to be very active in exploration efforts internationally, particularly in Colombia. As of December 31, 1995, Harken's investment in its Colombian operations has totaled approximately $4.9 million, the realizability of which is dependent upon the success of Harken's exploration efforts. In addition, terms of each of the Association Contracts entered into between Harken de Colombia, Ltd. and Ecopetrol commit Harken to perform certain activities in accordance with a prescribed timetable. Failure by Harken to perform these activities as required could result in Harken losing its rights under the particular Association Contract, which could potentially result in a material adverse effect to Harken's business. For a detailed discussion of each of the Association Contracts entered into between Harken de Colombia, Ltd. and Ecopetrol, see Item 1. Business, "International Exploration Operations."

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following financial statements appear on pages 29 through 57 in this report.

                                                                                                       PAGE
                                                                                                       ----
Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     29

Consolidated Balance Sheets --  December 31, 1994 and 1995  . . . . . . . . . . . . . . . . . . . .     30

Consolidated Statements of Operations --
  Years ended December 31, 1993, 1994 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . .     31

Consolidated Statements of Stockholders' Equity --
  Years ended December 31, 1993, 1994 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . .     32

Consolidated Statements of Cash  Flows --
  Years ended December 31, 1993, 1994 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . .     33

Notes to Consolidated Financial  Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .     34

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



                                                         /s/ ARTHUR ANDERSEN LLP
                                                           ARTHUR ANDERSEN LLP



Dallas, Texas,
    February 28, 1996
    (except with regard to Note 15 as to
     which the date is April 18, 1996)

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                      DECEMBER 31,
                                                                             ------------------------------
                                                                                 1994              1995
                                                                             --------------   -------------
Current Assets:
 Cash and temporary investments . . . . . . . . . . . . . . . . . . . .      $    2,828,000   $   4,456,000
 Cash available in European segregated account  . . . . . . . . . . . .                  --       4,705,000
 Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . .             543,000       1,061,000
 Investment in former subsidiary held for resale  . . . . . . . . . . .           2,898,000              --
 Prepaid expenses and other current assets  . . . . . . . . . . . . . .             571,000         309,000
                                                                             --------------   -------------
     Total Current Assets . . . . . . . . . . . . . . . . . . . . . . .           6,840,000      10,531,000

Property and Equipment:
 Oil and gas properties, using the full cost method of accounting-
     Evaluated  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13,944,000      39,526,000
     Unevaluated  . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,446,000      15,983,000
 Gas plants and other property  . . . . . . . . . . . . . . . . . . . .           6,646,000       6,746,000
 Less accumulated depreciation and amortization . . . . . . . . . . . .          (7,859,000)    (10,113,000)
                                                                             --------------   -------------
     Total Property and Equipment, net  . . . . . . . . . . . . . . . .          20,177,000      52,142,000

Restricted Cash in European Segregated Account  . . . . . . . . . . . .                  --       6,173,000
Investments in Former Subsidiaries  . . . . . . . . . . . . . . . . . .           1,219,000              --
Notes Receivable from Related Parties, including interest . . . . . . .             474,000         232,000
Other Assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . .             250,000       1,716,000
                                                                             --------------   -------------
                                                                             $   28,960,000   $  70,794,000
                                                                             ==============   =============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Trade payables . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      492,000   $     356,000
 Accrued liabilities and other  . . . . . . . . . . . . . . . . . . . .           2,464,000       2,722,000
 Revenues and royalties payable . . . . . . . . . . . . . . . . . . . .           1,277,000         972,000
 Notes payable and current portion of long-term obligations . . . . . .             900,000         868,000
                                                                             --------------   -------------
     Total Current Liabilities  . . . . . . . . . . . . . . . . . . . .           5,133,000       4,918,000

Long-Term Obligations . . . . . . . . . . . . . . . . . . . . . . . . .                  --      13,176,000
European Convertible Notes Payable  . . . . . . . . . . . . . . . . . .                  --      12,550,000
Commitments and Contingencies (Note 15)
Redeemable Preferred Stock  . . . . . . . . . . . . . . . . . . . . . .           1,868,000              --

Stockholders' Equity:
 Common stock, $0.01 par value; authorized 100,000,000 shares;
   issued 66,426,508 and 75,913,832 shares, respectively  . . . . . . .             664,000         759,000
 Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .         132,572,000     136,435,000
 Retained deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .         (90,520,000)    (92,047,000)
 Treasury stock, 5,983,655 and 1,440,896 shares held, respectively  . .         (20,757,000)     (4,997,000)
                                                                             --------------   -------------
     Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . .          21,959,000      40,150,000
                                                                             --------------   -------------
                                                                             $   28,960,000   $  70,794,000
                                                                             ==============   =============

        The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Year Ended December 31,
                                                                  --------------------------------------------
                                                                      1993             1994           1995
                                                                  -------------    -------------  ------------
Revenues:
 Oil and gas operations . . . . . . . . . . . . . . . . . .       $   4,970,000    $   4,156,000  $  5,960,000
 Interest and other income  . . . . . . . . . . . . . . . .           1,631,000          739,000     1,511,000
                                                                  -------------    -------------  ------------
                                                                      6,601,000        4,895,000     7,471,000
                                                                  -------------    -------------  ------------
Costs and Expenses:
  Oil and gas operating expenses  . . . . . . . . . . . . .           1,825,000        1,535,000     2,135,000
  General and administrative expenses, net  . . . . . . . .           3,179,000        3,132,000     3,376,000
  Depreciation and amortization . . . . . . . . . . . . . .           2,571,000        1,993,000     2,251,000
  Provision for asset impairments . . . . . . . . . . . . .             726,000        6,361,000       457,000
  Interest expense and other, net . . . . . . . . . . . . .              97,000           85,000       877,000
                                                                  -------------    -------------  ------------
                                                                      8,398,000       13,106,000     9,096,000
                                                                  -------------    -------------  ------------

   Loss from continuing operations before income taxes  . .          (1,797,000)      (8,211,000)   (1,625,000)

Income tax expense  . . . . . . . . . . . . . . . . . . . .                  --               --            --
                                                                  -------------    -------------  ------------

   Loss from continuing operations  . . . . . . . . . . . .          (1,797,000)      (8,211,000)   (1,625,000)

Discontinued Operations (Note 10):
 Loss from operations of discontinued well servicing
  and contract drilling segment . . . . . . . . . . . . . .          (3,697,000)        (223,000)           --
                                                                  --------------   -------------- ------------
   Net loss . . . . . . . . . . . . . . . . . . . . . . . .       $  (5,494,000)     $(8,434,000) $ (1,625,000)
                                                                  =============      ===========  ============

Loss per common share:
 Continuing operations  . . . . . . . . . . . . . . . . . .       $       (0.03)   $       (0.14) $      (0.02)
 Discontinued operations  . . . . . . . . . . . . . . . . .               (0.06)           (0.00)           --
                                                                  -------------    -------------  ------------
 Net loss . . . . . . . . . . . . . . . . . . . . . . . . .       $       (0.09)   $       (0.14) $      (0.02)
                                                                  =============    =============  ============
Weighted average shares outstanding . . . . . . . . . . . .          58,392,901       59,722,853    65,041,063
                                                                  =============    =============  ============





        The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                              COMMON         ADDITIONAL              RETAINED            TREASURY
                                              STOCK       PAID-IN CAPITAL            DEFICIT               STOCK
                                           ------------   ---------------         --------------     ---------------
Balance, December 31, 1992  . . . . . . .  $    512,000   $   114,207,000(A)    $    (76,492,000)    $   (17,911,000)
   Issuance of common stock, net  . . . .       142,000        12,663,000                     --                  --
   Payment of notes receivable, net of
      retirements  . . . . . . . . . . . .            --         2,846,000                     --          (2,846,000)
   Exchange of subordinated debenture . .            --         1,336,000                     --                  --
   Net loss . . . . . . . . . . . . . . .            --                --             (5,494,000)                 --
                                           ------------   ---------------         --------------     ---------------
Balance, December 31, 1993  . . . . . . .       654,000       131,052,000            (81,986,000)        (20,757,000)
   Issuance of common stock, net  . . . .        10,000         1,520,000                     --                  --
   Adjustment for unrealized losses
     on available-for-sale securities . .            --                --               (100,000)                 --
   Net loss . . . . . . . . . . . . . . .            --                --             (8,434,000)                 --
                                           ------------   ---------------        ----------------    ---------------
Balance, December 31, 1994  . . . . . . .       664,000       132,572,000            (90,520,000)(B)     (20,757,000)
   Issuance of common stock, net  . . . .        79,000         1,740,000                     --          15,760,000
   Conversions of European notes payable         16,000         2,123,000                     --                  --
   Adjustment for unrealized losses
     on available-for-sale securities . .            --                --                100,000                  --
   Equity adjustment from foreign
     currency translation . . . . . . . .            --                --                 (2,000)                 --
   Net loss . . . . . . . . . . . . . . .            --                --             (1,625,000)                 --
                                           ------------   ---------------        ----------------    ---------------
Balance, December 31, 1995  . . . . . . .  $    759,000   $   136,435,000        $   (92,047,000)    $    (4,997,000)
                                           ============   ===============        ===============     ===============

_____________________

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

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------------
                                                                       1993             1994           1995
                                                                   -------------   -------------  -------------
Cash flows from operating activities:
 Loss from continuing operations  . . . . . . . . . . . . . . .    $  (1,797,000)  $  (8,211,000) $ (1,625,000)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization  . . . . . . . . . . . . . . .        2,571,000       1,993,000     2,251,000
   Interest expense (income) on notes payable to/receivable
     from related parties . . . . . . . . . . . . . . . . . . .         (466,000)       (423,000)           --
   Forgiveness of related party note receivable . . . . . . . .              --          232,000       232,000
   Provision for asset impairments  . . . . . . . . . . . . . .          726,000       6,361,000       457,000
   Provision for doubtful accounts  . . . . . . . . . . . . . .               --          24,000      (180,000)
   Accretion of note payable  . . . . . . . . . . . . . . . . .               --              --        27,000
   (Gain) loss on sales of assets and other . . . . . . . . . .         (201,000)       (176,000)     (832,000)
   Amortization of European note issuance costs . . . . . . . .               --              --       337,000

Loss from discontinued operations . . . . . . . . . . . . . . .       (3,697,000)       (223,000)           --
  Adjustments to reconcile loss to net cash provided by
   (used in) operating activities:
   Depreciation and amortization  . . . . . . . . . . . . . . .          683,000          77,000            --
   Provision for asset impairments  . . . . . . . . . . . . . .        3,112,000              --            --
   (Gain)loss on sales of assets and other  . . . . . . . . . .               --        (286,000)           --

  Change in assets and liabilities, net of effect of
  companies acquired:
   (Increase) decrease in accounts receivable . . . . . . . . .        2,282,000         577,000        43,000
   (Increase) decrease in accounts receivable from former
     subsidiaries . . . . . . . . . . . . . . . . . . . . . . .         (338,000)        100,000            --
   Increase (decrease) in trade payables and other  . . . . . .       (6,761,000)       (555,000)     (339,000)
                                                                   -------------   -------------  ------------
    Net cash provided by (used in) operating activities . . . .       (3,886,000)       (510,000)      371,000
                                                                   -------------   -------------  ------------

Cash flows from investing activities:
 Proceeds from sales of assets  . . . . . . . . . . . . . . . .          350,000         338,000     3,423,000
 Cash from acquired subsidiary  . . . . . . . . . . . . . . . .        2,616,000              --       190,000
 Capital expenditures, net  . . . . . . . . . . . . . . . . . .       (4,499,000)     (2,344,000)   (7,908,000)
 Proceeds from sale of assets of discontinued operations  . . .               --       2,045,000            --
                                                                   -------------   -------------  ------------
    Net cash provided by (used in) investing activities . . . .       (1,533,000)         39,000    (4,295,000)
                                                                   -------------   -------------  ------------

Cash flows from financing activities:
 Transfer from segregated account cash  . . . . . . . . . . . .               --              --     2,500,000
 Issuance of common stock, net of issuance costs  . . . . . . .               --              --     4,409,000
 Repayments of notes payable and long-term obligations  . . . .       (1,630,000)             --    (1,025,000)
 Investment in segregated account cash, net . . . . . . . . . .               --              --      (332,000)
                                                                   -------------   -------------  ------------
    Net cash provided by (used in) financing activities . . . .       (1,630,000)             --     5,552,000
                                                                   -------------   -------------  ------------

Net increase (decrease) in cash and temporary investments . . .       (7,049,000)       (471,000)    1,628,000

Cash and temporary investments at beginning of year . . . . . .       10,348,000       3,299,000     2,828,000
                                                                   -------------   -------------  ------------
Cash and temporary investments at end of year . . . . . . . . .    $   3,299,000   $   2,828,000  $  4,456,000
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

         Acquisition of Texas Properties -- In October 1995, a wholly-owned subsidiary of Harken acquired certain non-operated interests in producing properties located in the western region of Texas ("Yellowhouse Properties"). As consideration for the purchase of these interests, Harken issued three million shares of restricted Harken common stock, one million warrants to purchase additional shares of restricted Harken common stock at $2 per share, and assumed $750,000 of short-term notes payable. Harken and the seller made payments totaling approximately $417,000 on these notes payable at closing and the remaining balance is scheduled to be paid in monthly installments through March 1996. Also, Harken issued an additional 82,759 shares of restricted Harken common stock to a financial advisor as a fee in connection with the acquisition. Pursuant to the acquisition, if at the expiration of three years, or earlier upon certain conditions, the aggregate proceeds received by the sellers upon the sale of all three million shares of Harken common stock issued is less than $4 million, the sellers have the right to receive from Harken, at their election, property having a value of, or a promissory note in the principal amount equal to, the difference between $4 million and the proceeds received by the sellers upon the sale of the three million shares of Harken common stock.

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

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                                  (UNAUDITED)

                                               Acquired                 Yellowhouse     Panhandle
                                  Harken      Interest in    Search     Properties     Properties    Pro Forma
                                  Actual      CHAP-Actual    Actual        Actual        Actual     Adjustments   Pro Forma
                                 --------     -----------    -------    -----------    ----------   -----------   ---------
 Oil and gas revenue             $  4,156        $1,035      $   495       $ 2,065       $ 1,252    $    89 (5)   $   9,092
 Other revenues                       739            39          221          --             --        (120)(2)         879
                                 --------        ------      -------       -------       -------    -------       ---------
        Total Revenues              4,895         1,074          716         2,065         1,252        (31)          9,971
                                 --------        ------      -------       -------       -------    -------       ---------

 Oil and gas operating expenses     1,535           337          274           903           287         37 (5)       3,421
                                                                                                         48 (8)
 General and administrative         3,132            96          698           166           --         108 (8)       4,200
 Depreciation and amortization      1,993           416          499           --            --         573 (3)       3,481
 Provision for asset                6,361           --         2,667           --            --      (2,667)(4)       6,361
 Interest expense and other,           85           --             5           --            --       1,752 (1)       2,715
                                                                                                         27 (5)
                                                                                                        846 (7)
                                 --------        ------      -------       -------       -------    -------       ---------
         Total Expenses            13,106           849        4,143         1,069           287        724          20,178
                                 --------        ------      -------       -------       -------    -------       ---------
 Income tax expense (benefit)        --             --          (227)          --            --         227 (6)         --
                                 --------        ------      -------       -------       -------    -------       ---------
 Income (loss) from continuing   $ (8,211)       $  225      $(3,200)      $   996       $   965    $  (982)      $ (10,207)
                                 ========        ======      =======       =======       =======    =======       =========
 Net loss per share from
 continuing operations
 attributable to common stock    $  (0.14)                                                                        $   (0.15)
                                 ========                                                                         =========
 Weighted Average Shares
 Outstanding                    59,722,853                                                                       68,345,609
                                ==========                                                                       ==========

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                                  (UNAUDITED)

                                                        Period from January 1, 1995 to
                                                         Closing Date of Acquisition
                                                    --------------------------------------
                                                                 Yellowhouse     Panhandle
                                      Harken        Search       Properties     Properties   Pro Forma
                                      Actual        Actual         Actual         Actual    Adjustments        Pro Forma
                                    ----------      ------       ----------     ----------  -----------        ----------
 Oil and gas revenue                $    5,960       $ 188         $ 1,510        $1,251                       $    8,909
 Other revenues                          1,511          --              --            --        (117)(2)            1,394
                                    ----------       -----         -------        ------    --------           ----------
         Total Revenues                  7,471         188           1,510         1,251        (117)              10,303
                                    ----------       -----         -------        ------    --------           ----------
 Oil and gas operating expenses          2,135          79             665           242          48  (8)           3,169
 General and administrative              3,376         236             123            --         108  (8)           3,843
 Depreciation and amortization           2,251          18              --            --         897  (3)           3,166
 Provision for asset impairments           457          --              --            --                              457
 Interest expense and other, net           877          19              --            --         616  (1)           2,352
                                                                                                 840  (7)
                                    ----------       -----         -------        ------    --------           ----------
       Total Expenses                    9,096         352             788           242       2,509               12,987
                                    ----------       -----         -------        ------    --------           ----------
 Income tax expense (benefit)               --          --              --            --          --                   --
                                    ----------       -----         -------        ------    --------           ----------
 Income (loss) from continuing      $   (1,625)      $(164)        $   722        $1,009    $ (2,626)          $   (2,684)
                                    ==========       =====         =======        ======    ========           ==========
 Net loss per share from continuing
 operations attributable to
 common stock                       $    (0.02)                                                                $    (0.04)
                                    ==========                                                                 ==========
 Weighted Average Shares            65,041,063                                                                 70,747,413
                                    ==========                                                                 ==========

PRO FORMA ADJUSTMENTS-PRO FORMA COMBINED CONDENSED STATEMENTS OF OPERATIONS-

(1) Pro forma entry to reflect interest and amortization expense incurred on the European 8% Senior Convertible Notes Payable.
(2) Pro forma entry to reflect the reduction in interest income earned due to the $2,500,000 cash consideration paid in connection with the acquisition of the Panhandle Properties.
(3) Pro forma entry to adjust actual depreciation and depletion expense on oil and gas properties for the acquired interests to the depreciation and depletion expense calculated on a consolidated basis.
(4) Pro forma entry to eliminate the valuation provision on oil and gas properties for Search in 1994.
(5) Pro forma entry to reflect the additional revenues and expenses of Search's required roll-up of its managed limited partnerships, along with related interest expense on the notes payable issued.
(6)      Pro forma entry to eliminate income tax benefit of Search in 1994.
(7) Pro forma entry to record the accretion of interest expense related to the discounted fair value of the note payable issued by Harken as part of the acquisition of the Panhandle Properties.
(8) Pro forma entry to record additional operating and general and administrative expenses expected to be incurred by Harken related to the Panhandle Properties. The additional oil and gas operating expenses consist of $4,000 per month in pumper and related expenses that have been incurred in connection with operating the Panhandle Properties. The additional general and administrative expenses consist of $24,000 for the annual cost of a new field office in the panhandle region and $84,000 related to newly hired operating and administrative employees to serve the Panhandle Properties.

(3)  MARKETABLE EQUITY SECURITIES

         At December 31, 1994 and during the first six months of 1995, Harken carried an investment in the common stock of E-Z Serve Corporation, a former subsidiary ("E-Z Serve"), including shares of E-Z Serve common stock resulting from the conversion of certain shares of E-Z Serve Series C Preferred in June 1994 and January 1995. Harken's investment in E-Z Serve Series C Preferred was not accounted for pursuant to Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS
115"), as it was not a readily marketable security.   See Note 4 -- Investments
in Former Subsidiaries for further discussion of E-Z Serve Series C Preferred. Beginning in 1994 pursuant to SFAS 115, Harken classified its investment in E-Z Serve common stock as available-for-sale. The following is a summary of Harken's marketable equity securities, which are included in Prepaid Expenses and Other Current Assets in the accompanying consolidated balance sheet.
Harken sold its investment in the common stock of E-Z Serve during the third quarter of 1995.

                                                                           DECEMBER 31,
                                                                      --------------------
                 AVAILABLE-FOR-SALE                                     1994         1995
                 ------------------                                   -------      -------
                 Cost                                                 $  210       $   --
                 Gross Unrealized Gains                                   --           --
                 Gross Unrealized Losses                                 100           --
                 Estimated Fair Value                                    110           --


                 AVAILABLE-FOR-SALE                        1993        1994         1995
                 ------------------                      ---------    -------      ------
                 Gross realized gains                    $     164    $    88      $  309
                 Gross realized losses                          --         59          --


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

         The capitalized costs of oil and gas properties, excluding unevaluated properties, are amortized on a country-by-country basis using a unit of production method (equivalent physical units of 6 mcf of gas to each barrel of oil) based on estimated proved recoverable oil and gas reserves. Such amortization was $5.58, $6.31 and $5.68 per equivalent barrel of oil produced during 1993, 1994 and 1995, respectively.

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

(6)  NOTES PAYABLE AND LONG-TERM OBLIGATIONS

                                                                                        DECEMBER 31,
                                                                                 --------------------------
                                                                                   1994             1995
                                                                                 ----------      ----------
         Note payable to seller of producing properties (A)                      $     --        $  12,786

         Notes payable to investors (B)                                                --              132

         Note payable to Tejas Power Corporation (C)                                   --              394

         Notes payable to former stockholder of subsidiary (D)                        900              400

         Notes payable to former investors in Search managed
              limited partnerships (E)                                                 --              332
                                                                                 --------        ---------
                                      Total                                           900           14,044
         Less amount classified as current liability                                 (900)            (868)
                                                                                 --------        ---------
                                      Total long-term obligations                $     --        $  13,176
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

         Pursuant to the Panhandle Purchase and Sale Agreement, Harken Exploration may elect to pay the amounts due at either or both of Maturity I and Maturity II in shares of Harken common stock, with the number of shares to be issued at Maturity I to be determined by dividing the amount due at Maturity I by the average of the closing prices of Harken common stock on the American Stock Exchange during the period beginning on January 22, 1996 and ending ten (10) trading days prior to Maturity I (the "Maturity I Average Trading Price") and the number of shares to be issued at Maturity II to be determined by dividing the amount due at Maturity II by the average of the closing prices of Harken common stock on the American Stock Exchange during the period beginning upon the date which the above mentioned registration statement is declared effective and ending ten (10) trading days prior to Maturity II (the "Maturity II Average Trading Price").

         The principal amount due at Maturity I is subject to adjustment as follows: (i) the principal amount due will be reduced by an amount equal to (x) the value of any title, mechanical or environmental defects with respect to the Panhandle Properties discovered by Harken Exploration after closing and (y) the amount of costs, expenses, or losses suffered by Harken Exploration as a result of a breach of the seller's representations and warranties contained in the Panhandle Purchase and Sale Agreement, up to a maximum of $800,000; (ii) the principal amount will be adjusted in an amount equal to the difference between $500,000 and the net revenue received by the seller with respect to the Panhandle Properties between July 1, 1995 and December 21, 1995, (iii) the principal amount will be adjusted in an amount equal to the difference between
(x) the greater of the amount realized by the seller upon the sale of the Purchase Shares or the amount which could have been realized by the seller if the Purchase Shares were sold at the Maturity I Average Trading Price and (y) $2.00 per share multiplied by the number of shares of Harken common stock sold by the seller between December 21, 1995 and Maturity I; (iv) the principal amount will be increased by a factor equal to 10% per annum of the weighted average of the daily differences between $5,000,000 and the aggregate proceeds received by the seller upon the sale of the 2.5 million Purchase Shares; and
(v) the principal amount will be increased by $200,000.

         The principal amount due at Maturity II is subject to adjustment as follows: (i) the principal amount will be adjusted by an amount equal to the difference between (x) the greater of the amount realized by the seller upon the sale of the shares of Harken common stock issued to the seller at Maturity I or the amount which could have been realized by the seller if such shares were sold at the Maturity I Average Trading Price and (y) the Maturity I Average Trading Price multiplied by the number of shares of Harken common stock sold by the seller between Maturity I and Maturity II; and (ii) the principal amount will be increased by a factor equal to 10% per annum of the weighted average of the daily differences between $8,000,000 and the aggregate proceeds received by the seller upon the sale of the shares of Harken common stock issued to the seller at Maturity I.

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

         Acquisition of Texas Properties -- In October 1995, a wholly-owned subsidiary of Harken paid as consideration three million shares of restricted Harken common stock previously held as treasury stock in exchange for certain non-operated interests in producing properties located in the western region of Texas ("Yellowhouse Properties"). As part of the purchase of these interests, Harken also issued one million warrants to purchase additional shares of restricted Harken common stock at $2 per share, and also issued 82,759 shares of restricted Harken common stock previously held as treasury stock to a financial advisor as a fee in connection with the acquisition.

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

   YEAR OF                          NUMBER OF                                                      EXPIRATION
    GRANT                            SHARES         EXERCISABLE             OPTION PRICE              DATE
  ---------                      --------------     -----------             ------------         --------------
     1984   . . . . . . . .          29,556           29,556                         $1.000          1996-2001
     1985   . . . . . . . .         287,219          287,219                         $1.000          2000-2001
     1986   . . . . . . . .          10,000           10,000                        $1.4688               1996
     1988   . . . . . . . .          63,250           63,250              $4.1875 to $5.625          1996-1998
     1990   . . . . . . . .          92,340           92,340                $4.00 to $5.000               2000
     1991   . . . . . . . .          10,000           10,000                         $6.500               1996
     1993   . . . . . . . .         329,483          301,983              $1.1875 to $1.625               2003
     1994   . . . . . . . .       1,485,000          371,250               $1.375 to $1.875               2004
     1995   . . . . . . . .       1,320,000              -0-               $1.563 to $2.000               2005

     At December 31, 1995, Harken had remaining options authorized and available to be granted of 170,000. In addition, at December 31, 1995, Harken has the following outstanding warrants available to be exercised (not in thousands):

YEAR OF                    NUMBER OF                                                               EXPIRATION
ISSUANCE                     SHARES                EXERCISABLE               PRICE                    DATE
- --------                 --------------            -----------       ---------------------       --------------
1995  . . . . . . . . . .  3,083,771                 3,083,771          $1.500 to $2.00             1996-1999

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

                                                                  Quarter Ended
                                                   ----------------------------------------------   Total
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

                                                                                     (UNAUDITED)
                                                                           --------------------------------
                                                                             1993        1994         1995
                                                                           --------     -------    --------
    Crude Oil and Condensate (Barrels):                                             (IN THOUSANDS)
Proved reserves -- beginning of year  . . . . . . . . . . . . . . . .             0       1,035       1,521
 Extensions and discoveries . . . . . . . . . . . . . . . . . . . . .             1          --          70
 Revisions of previous estimates  . . . . . . . . . . . . . . . . . .            --         186         (43)
 Production . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (185)       (158)       (217)
 Purchases of reserves-in-place . . . . . . . . . . . . . . . . . . .         1,219         458       2,192
                                                                           --------     -------    --------
Proved reserves -- end of year  . . . . . . . . . . . . . . . . . . .         1,035       1,521       3,523
                                                                           ========     =======    ========

Proved developed reserves --
 Beginning of year  . . . . . . . . . . . . . . . . . . . . . . . . .             0         624         915
                                                                           ========     =======    --------
 End of year  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           624         915       2,147
                                                                           ========     =======    ========


                                                                                      (UNAUDITED)
                                                                           ---------------------------------
                                                                             1993         1994        1995
                                                                           --------     -------    ---------
    Natural Gas (Mcf):                                                              (IN THOUSANDS)
Proved reserves -- beginning of year  . . . . . . . . . . . . . . . .             0       4,970        7,148
 Extensions and discoveries . . . . . . . . . . . . . . . . . . . . .           683          --           20
 Revisions of previous estimates  . . . . . . . . . . . . . . . . . .            --         476       (3,241)
 Production . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (429)       (426)        (615)
 Purchases of reserves-in-place . . . . . . . . . . . . . . . . . . .         4,716       2,128       25,891
                                                                           --------     -------    ---------
Proved reserves -- end of year  . . . . . . . . . . . . . . . . . . .         4,970       7,148       29,203
                                                                           ========     =======    =========

Proved developed reserves --
 Beginning of year  . . . . . . . . . . . . . . . . . . . . . . . . .             0       1,624        2,207
                                                                           ========     =======    =========
 End of year  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,624       2,207        8,466
                                                                           ========     =======    =========

         Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

                                                                                           (UNAUDITED)
                                                                                     -----------------------
                                                                                         1994        1995
                                                                                     ---------   -----------
                                                                                          (IN THOUSANDS)
Future cash inflows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 37,612    $   154,717
  Production costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (13,045)      (44,804)
  Development costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (4,389)      (10,720)
                                                                                     ---------   -----------
Future net inflows before income tax  . . . . . . . . . . . . . . . . . . . . .         20,178        99,193
Future income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --            --
                                                                                     ---------   -----------
Future net cash flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,178        99,193
10% discount factor . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (8,466)      (40,417)
                                                                                     ---------   -----------
Standardized measure of discounted future net cash flows  . . . . . . . . . . .      $  11,712   $    58,776
                                                                                     =========   ===========

         Changes In Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

                                                                                    (UNAUDITED)
                                                                         ---------------------------------
                                                                          1993          1994         1995
                                                                         --------   ---------    ---------
                                                                                  (IN THOUSANDS)
Standardized measure -- beginning of year . . . . . . . . . . . . .      $      0   $   8,230    $  11,712
Increase (decrease)
  Sales, net of production costs  . . . . . . . . . . . . . . . . .        (2,726)     (2,398)      (3,224)
  Net change in prices, net of production costs . . . . . . . . . .            --         364        1,045
  Development costs incurred  . . . . . . . . . . . . . . . . . . .            --          --          391
  Change in future development costs  . . . . . . . . . . . . . . .            --        (208)       1,858
  Revisions of quantity estimates . . . . . . . . . . . . . . . . .            --       1,450       (3,420)
  Accretion of discount . . . . . . . . . . . . . . . . . . . . . .            --         823        1,171
  Changes in production rates, timing and other . . . . . . . . . .            --        (150)      (1,361)
  Extensions and discoveries, net of future costs . . . . . . . . .           875          --          792
  Purchases of reserves-in-place  . . . . . . . . . . . . . . . . .        10,081       3,601       49,812
                                                                         --------   ---------    ---------
Standardized measure -- end of year . . . . . . . . . . . . . . . .      $  8,230   $  11,712    $  58,776
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

         Harken has completed all work requirements for the first and second year of the Alcaravan Contract, and Harken is currently completing the required work commitment for the third year of the Alcaravan Contract, the reprocessing of additional seismic data. Harken is required to complete the reprocessing of such seismic data by May 13, 1996, and at that time Harken must choose to (i) commit to drill two additional wells on the Alcaravan acreage, (ii) drill one well and release a portion of the Alcaravan acreage or (iii) allow the Alcaravan Contract to terminate by its own terms. Harken intends to attempt to renegotiate the Alcaravan Contract with Ecopetrol to reduce the future number of wells required to be drilled and Harken intends to seek a partner to share in the cost of such drilling. Harken does not currently believe that the loss of any rights under the Alcaravan Contract would have a material adverse effect on Harken's financial position.

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

         Harken has also conducted engineering studies to evaluate the potential for recovering existing oil reserves in the Rio Negro area, which is located in the northern portion of the Bocachico Contract area. Three wells were drilled over 30 years ago in this area by another contractor who produced and subsequently abandoned the wells. Well information and data, including production rates, well logs and pressure tests, has been utilized by Harken in its studies to evaluate the feasibility of applying modern production and recovery techniques in this area. On January 19, 1995, after completing the engineering feasibility study, Harken notified Ecopetrol of Harken's commitment to drill a well under the Bocachico Contract, and thereby extended the Bocachico Contract into its second year. Harken has selected its first well site and currently anticipates beginning site preparation and rig mobilization upon receipt of final environmental and drilling permits. Under the terms of the Bocachico Contract, Harken is required to complete the first well on the Bocachico acreage by June 5, 1996. If Harken were unable to complete the well by such date and unless an extension was granted, Ecopetrol would have the right to terminate the Bocachico Contract after an appropriate notice period, which could have a material adverse effect on Harken's financial position and results of operation. In addition, Harken has committed to drilling a second well thereby extending the Bocachico Contract into its third year.

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

         During the first year of the Playero Contract, Harken acquired approximately 12 kilometers of new seismic data in the Playero Contract area. Harken is currently completing its evaluation of the new seismic data. During each of the second through the sixth contract years, Harken may elect to continue the contract by committing to the drilling of at least one well during each contract year. Harken must complete the evaluation of the new seismic data by May 10, 1996, at which time Harken must elect to either commit to drilling a well or to allow its rights to the Playero acreage to expire.
Harken does not currently believe that the loss of any of its rights under the Playero Contract would have a material adverse effect on Harken's financial position or results of operation.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           See "Item 1.  Business" above for a discussion of the Executive
Officers of Harken.   Reference is made to the material under the caption
"Election of Directors" in the Registrant's definitive Proxy Statement to be filed on or before April 29, 1996 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in June 1996, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Reference is made to the material under the caption "Compensation of Executive Officers" in the Registrant's definitive Proxy Statement to be filed on or before April 29, 1996 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in June 1996, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         Reference is made to the material under the caption "Ownership of Common Stock" in the Registrant's definitive Proxy Statement to be filed on or before April 29, 1996 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in June 1996, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the material under the caption "Certain Transactions" in the Registrant's definitive Proxy Statement to be filed on or before April 29, 1996 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in June 1996, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      The following documents are filed as a part of this report:

         (1) Financial Statements included in PART II of this report:

                                                                                                    PAGE
                                                                                                    ----
          Harken Energy Corporation and Subsidiaries
          -- Report of Independent Public Accountants   . . . . . . . . . . . . . . . . . . . .       29
          -- Selected Financial Information and Other Data for the five years ended
                December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17
          -- Consolidated Balance Sheets -- December 31, 1994 and 1995  . . . . . . . . . . . .       30
          -- Consolidated Statements of Operations for the three years ended
                December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31
          -- Consolidated Statements of Stockholders' Equity for the three years ended
                December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       32
          -- Consolidated Statements of Cash Flows for the three years ended
                December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       33
          -- Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . .       34

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

      10.7 Litigation, Indemnification and Contribution Agreement among Harken, E-Z Serve, and Harken Marketing Company (filed as Exhibit
             10.56 to the Registration Statement on Form S-1, of E-Z Serve and Tejas (Registration No. 33- 37141), and incorporated by reference herein).

      10.8 Litigation, Indemnification and Contribution Agreement between Harken and Tejas (filed as Exhibit 10.57 to the Registration Statement on Form S-1, of E-Z Serve and Tejas (Registration No. 33-37141), and incorporated by reference herein).

      10.9 Form of Advancement Agreement dated September 13, 1990, between Harken and each director of Harken (filed as Exhibit 10.38 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 0- 9207, and incorporated by reference herein).

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

      10.21 Purchase and Sale Agreement among Harken Energy Corporation, Harken Exploration Company and Momentum Operating Co., Inc. (filed as Exhibit 2.1 to Harken's Current Report on Form 8-K dated December 21, 1995, File No. 0- 9207, and incorporated herein by reference).

      10.22 Promissory Note of Harken Exploration Company dated December 21, 1995 (filed as Exhibit 99.1 to Harken's Current Report on Form 8-K dated December 21, 1995, File No. 0-9207, and incorporated herein by reference).

   *  22     Subsidiaries of Harken.

   *  24     Power of Attorney.

   *  27     Financial Data Schedule.

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

      (4) The registrant filed a Current Report on Form 8-K dated December 21, 1995 (Item 2) to report the acquisition of the Panhandle Properties.

____________________
* previously filed

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irving, State of Texas, on April 22, 1996.

                                        HARKEN ENERGY CORPORATION


                                                          *
                                        --------------------------------------
                                        Mikel D. Faulkner, Chairman of the
                                        Board and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                                  Title                                     Date
 -------------------------------     ---------------------------------------              --------------
              *                      Chairman of the Board and Chief                      April 22, 1996
 -------------------------------     Executive Officer (Principal
 Mikel D. Faulkner                   Executive Officer)


              *                      President and Chief Operating                        April 22, 1996
 -------------------------------     Officer and Director
 Richard H. Schroeder

 /s/ Bruce N. Huff                   Senior Vice President and Chief                      April 22, 1996
 -------------------------------     Financial Officer (Principal
 Bruce N. Huff                       Accounting Officer and Principal
                                     Financial Officer)

              *                      Director                                             April 22, 1996
 -------------------------------
 Michael M. Ameen, Jr.

              *                      Director                                             April 22, 1996
 -------------------------------
 Michael R. Eisenson

              *                      Director                                             April 22, 1996
 -------------------------------
 Edwin C. Kettenbrink, Jr.

             *                       Director                                             April 22, 1996
 -------------------------------
 Talat M. Othman

             *                       Director                                             April 22, 1996
 -------------------------------
 Donald W. Raymond

             *                       Director                                             April 22, 1996
 -------------------------------
 Gary B. Wood



*Bruce N. Huff, by signing his name hereto, does hereby sign this Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 1995 on behalf of Harken Energy Corporation and each of the above-named officers and directors of such Company pursuant to powers of attorney, executed on behalf of the Company and each officer and director.




/s/ Bruce N. Huff
- ------------------------
Bruce N. Huff,
Attorney-in-Fact