Form 10-Q
period 1996-03-31
HARKEN ENERGY CORP
filed 1996-05-15
CIK 313478

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

      The number of shares of Common Stock, par value $0.01 per share, outstanding as of May 3, 1996 was 78,588,687 net of 400,896 Treasury Shares.

================================================================================

                           HARKEN ENERGY CORPORATION
                           INDEX TO QUARTERLY REPORT
                                 MARCH 31, 1996





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


                         PART I - FINANCIAL INFORMATION

                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (unaudited)


                                                                             DECEMBER 31,        MARCH 31,
                                                                                1995               1996
                                                                           --------------      -------------
    ASSETS
    ------

Current Assets:
  Cash and temporary investments  . . . . . . . . . . . . . . . . . .      $     4,456,000     $   5,187,000
  Cash available in European segregated account   . . . . . . . . . .            4,705,000         6,971,000
  Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . .            1,061,000         1,011,000
  Prepaid expenses and other current assets   . . . . . . . . . . . .              309,000           314,000
                                                                           ---------------     -------------
        Total Current Assets  . . . . . . . . . . . . . . . . . . . .           10,531,000        13,483,000

Property and Equipment, net . . . . . . . . . . . . . . . . . . . . .           52,142,000        52,237,000

Restricted Cash in European Segregated Account  . . . . . . . . . . .            6,173,000         3,232,000

Notes Receivable from Related Parties, including interest . . . . . .              232,000           232,000

Other Assets, net . . . . . . . . . . . . . . . . . . . . . . . . . .            1,716,000         1,560,000
                                                                           ---------------     -------------
                                                                           $    70,794,000     $  70,744,000
                                                                           ===============     =============

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current Liabilities:
  Trade  payables   . . . . . . . . . . . . . . . . . . . . . . . . .      $       356,000     $     441,000
  Accrued liabilities and other   . . . . . . . . . . . . . . . . . .            2,722,000         2,423,000
  Notes payable and current portion of long-term obligations  . . . .              868,000           332,000
  Revenues and royalties payable  . . . . . . . . . . . . . . . . . .              972,000         1,034,000
                                                                           ---------------     -------------
        Total Current Liabilities   . . . . . . . . . . . . . . . . .            4,918,000         4,230,000

Long-Term Obligations . . . . . . . . . . . . . . . . . . . . . . . .           13,176,000        13,020,000

European Convertible Notes Payable  . . . . . . . . . . . . . . . . .           12,550,000        11,000,000

Commitments and Contingencies (Note 10)

Stockholders' Equity:
  Common stock, $0.01 par value; authorized 100,000,000
    shares; issued 75,913,832 and 76,947,163 shares, respectively   .              759,000           769,000
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . .          136,435,000       135,458,000
  Retained deficit  . . . . . . . . . . . . . . . . . . . . . . . . .          (92,047,000)      (92,343,000)
  Treasury stock, 1,440,896 and 400,896 shares held, respectively   .           (4,997,000)       (1,390,000)
                                                                           ---------------     -------------
        Total Stockholders' Equity  . . . . . . . . . . . . . . . . .           40,150,000        42,494,000
                                                                           ---------------     -------------
                                                                           $    70,794,000     $  70,744,000
                                                                           ===============     =============



     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)




                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                      --------------------------------------
                                                                             1995                   1996
                                                                      ---------------         --------------
Revenues:
   Oil and gas operations   . . . . . . . . . . . . . . . . . .       $     1,173,000         $    1,997,000
   Interest and other income  . . . . . . . . . . . . . . . . .               426,000                344,000
                                                                      ---------------         --------------
                                                                            1,599,000              2,341,000
                                                                      ---------------         --------------
Costs and Expenses:
   Oil and gas operating expenses   . . . . . . . . . . . . . .               422,000                760,000
   General and administrative expenses, net   . . . . . . . . .               774,000                817,000
   Depreciation and amortization  . . . . . . . . . . . . . . .               531,000                627,000
   Interest expense and other   . . . . . . . . . . . . . . . .                11,000                433,000
                                                                      ---------------         --------------
                                                                            1,738,000              2,637,000
                                                                      ---------------         --------------

       Loss before income taxes   . . . . . . . . . . . . . . .              (139,000)              (296,000)

Income tax expense  . . . . . . . . . . . . . . . . . . . . . .                    --                     --
                                                                      ---------------         --------------

       Net loss   . . . . . . . . . . . . . . . . . . . . . . .       $      (139,000)        $     (296,000)
                                                                      ===============         ==============

Loss per common share:

       Net loss   . . . . . . . . . . . . . . . . . . . . . . .       $         (0.00)        $        (0.00)
                                                                      ===============         ==============

Weighted average shares outstanding . . . . . . . . . . . . . .            60,642,853             75,151,824
                                                                      ===============         ==============



     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (unaudited)




                                                                    ADDITIONAL
                                                     COMMON          PAID-IN            RETAINED          TREASURY
                                                     STOCK           CAPITAL            DEFICIT            STOCK
                                                 -------------   ----------------   ---------------   ---------------
Balance, December 31, 1994  . . . . . . . .      $     664,000   $    132,572,000   $   (90,520,000)  $   (20,757,000)
   Issuance of common stock, net    . . . .             79,000          1,740,000                --        15,760,000
   Conversions of European notes payable  .             16,000          2,123,000                --                --
   Equity adjustment from foreign currency
      translation   . . . . . . . . . . . .                 --                 --            (2,000)               --
   Adjustment for unrealized gains (losses)
       on available-for-sale securities   .                 --                 --           100,000                --
   Net loss   . . . . . . . . . . . . . . .                 --                 --        (1,625,000)               --
                                                 -------------   ----------------   ---------------   ---------------
Balance, December 31, 1995  . . . . . . . .            759,000        136,435,000       (92,047,000)       (4,997,000)
   Issuance of common stock, net  . . . . .                 --         (2,318,000)               --         3,607,000
   Conversions of European notes payable  .             10,000          1,341,000                --                --
   Net loss   . . . . . . . . . . . . . . .                 --                 --          (296,000)               --
                                                 -------------   ----------------   ----------------  ---------------
Balance, March 31, 1996 . . . . . . . . . .      $     769,000   $    135,458,000   $   (92,343,000)  $    (1,390,000)
                                                 =============   ================   ===============   ===============

- ---------------

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                   ------------------------------

                                                                                        1995            1996
                                                                                   -------------    -------------
Cash flows from operating activities:
   Net loss   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    (139,000)   $    (296,000)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .            531,000          627,000
       (Gain) loss on sales of assets and other   . . . . . . . . . . . . . .           (195,000)          19,000
       Accretion of note payable  . . . . . . . . . . . . . . . . . . . . . .                 --          234,000
       Amortization of European note issuance costs   . . . . . . . . . . . .                 --          122,000


     Change in assets and liabilities:
       Decrease in accounts receivable  . . . . . . . . . . . . . . . . . . .            170,000          124,000
       Increase (decrease) in trade payables and other  . . . . . . . . . . .             20,000         (369,000)
                                                                                   -------------    -------------
           Net cash provided by operating activities  . . . . . . . . . . . .            387,000          461,000
                                                                                   -------------    -------------

Cash flows from investing activities:
   Proceeds from sales of assets  . . . . . . . . . . . . . . . . . . . . . .          2,744,000          167,000
   Investor advances  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 --        1,000,000
   Capital expenditures, net  . . . . . . . . . . . . . . . . . . . . . . . .         (1,424,000)      (1,935,000)
                                                                                   -------------    -------------
           Net cash provided by (used in) investing activities  . . . . . . .          1,320,000         (768,000)
                                                                                   -------------    -------------

Cash flows from financing activities:
   Transfer from segregated account cash  . . . . . . . . . . . . . . . . . .                 --          800,000
   Proceeds from issuances of common stock, net of issuance costs   . . . . .            657,000        1,289,000
   Repayment of notes payable and long-term obligations   . . . . . . . . . .                 --         (926,000)
   Investment in segregated account cash, net   . . . . . . . . . . . . . . .                 --         (125,000)
                                                                                   -------------    -------------
           Net cash provided by financing activities  . . . . . . . . . . . .            657,000        1,038,000
                                                                                   -------------    -------------

Net increase in cash and temporary investments  . . . . . . . . . . . . . . .          2,364,000          731,000
Cash and temporary investments at beginning of period . . . . . . . . . . . .          2,828,000        4,456,000
                                                                                   -------------    -------------
Cash and temporary investments at end of period . . . . . . . . . . . . . . .      $   5,192,000    $   5,187,000
                                                                                   =============    =============

Supplemental disclosures of cash flow information:
   Cash paid during the quarter for:
     Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      11,000    $      26,000
     Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 --               --



     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            MARCH 31, 1995 AND 1996
                                  (unaudited)


(1)     MANAGEMENT'S REPRESENTATIONS

        In the opinion of Harken Energy Corporation ("Harken"), the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 1995 and March 31, 1996 and the results of its operations and changes in its cash flows for all periods presented as of March 31, 1995 and 1996. These adjustments represent normal recurring items. Certain prior year amounts have been reclassified to conform with the 1996 presentations.

        The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations, although Harken believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Harken's Form 10-K for the year ended December 31, 1995.

        The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

(2)     ACQUISITIONS

        Acquisition of Texas Properties -- In October 1995, a wholly-owned subsidiary of Harken acquired certain non- operated interests in producing properties located in the western region of Texas ("Yellowhouse Properties"). As consideration for the purchase of these interests, Harken issued three million shares of restricted Harken common stock, one million warrants to purchase additional shares of restricted Harken common stock at $2 per share, and assumed $750,000 of short-term notes payable. Harken and the seller made payments totaling approximately $417,000 on these notes payable at closing and the remaining balance was paid in monthly installments through March 1996. Also, Harken issued an additional 82,759 shares of restricted Harken common stock to a financial advisor as a fee in connection with the acquisition. Pursuant to the acquisition, if at the expiration of three years, or earlier upon certain conditions, the aggregate proceeds received by the sellers upon the sale of all three million shares of Harken common stock issued is less than $4 million, certain parties have the right to receive from Harken, at their election, property having a value of, or a promissory note in the principal amount equal to, the difference between $4 million and the proceeds received by such parties upon the sale of the three million shares of Harken common stock.

        On December 21, 1995, pursuant to the terms of a Purchase and Sale Agreement (the "Panhandle Purchase and Sale Agreement"), Harken Exploration Company ("Harken Exploration"), a wholly-owned subsidiary of Harken, acquired certain interests in producing properties located in the panhandle region of Texas ("Panhandle Properties"). As consideration for the purchase of these interests, Harken issued, along with other consideration, 2.5 million shares of restricted Harken common stock (the "Purchase Shares"), $2.5 million in cash and a non-recourse note payable by Harken Exploration to the seller for an initial face amount of $13 million. Harken has the option over the next two years to repay all or part of this $13 million note with restricted common stock at conversion rates tied to future trading prices of Harken common stock. The $13 million note matures and becomes payable in two stages, with each maturity amount subject to certain adjustments. See Note 5 -- Notes Payable and Long-Term Obligations for further discussion of the $13 million note payable. The acquisition of the Panhandle Properties has been accounted for under the purchase method of accounting. Due to the note payable adjustments to be calculated, some of which are based on the future trading prices of Harken common stock, the allocation of the purchase price to the assets and liabilities related to the acquisition of the Panhandle Properties is preliminary, with further adjustments anticipated upon the maturity dates of the $13 million note payable.

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

        Acquisition of CHAP Venture Interests - In May 1995, Harken acquired an additional joint venture interest in the CHAP Venture ("CHAP") which was formed for the exploration and production of oil and gas on the Navajo Indian Reservation ("the Reservation"). This acquisition resulted in Harken increasing its ownership in the Reservation reserves, exploration acreage, development drilling locations and the Aneth Gas Plant. The acquisition of the seller's interest raised Harken's total interest in CHAP from approximately 70% to approximately 82%. As consideration for this acquisition, Harken paid cash of $300,000 and issued 534,000 shares of restricted Harken common stock to the seller, assumed certain liabilities of the seller relating to the properties, and the seller in turn retained responsibility for certain contingent operational and environmental liabilities related to the interest purchased.

        In April 1996, Harken again acquired an additional interest in CHAP, raising Harken's total interest in CHAP to approximately 93%. The purchase consideration paid by Harken to the seller consisted of $285,000 cash plus the issuance of approximately 509,000 shares of restricted Harken common stock. Harken also assumed certain liabilities of the seller relating to the property interests. The above acquisitions of the additional interests in CHAP have been accounted for under the purchase method of accounting.

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

(3) MARKETABLE EQUITY SECURITIES

  At December 31, 1994 and during the first three months of 1995, Harken carried an investment in the common stock of E- Z Serve Corporation, a former subsidiary ("E-Z Serve"), including shares of E-Z Serve common stock resulting from the conversion of certain shares of E-Z Serve Series C Preferred in June 1994 and January 1995. Harken's investment in E-Z Serve Series C Preferred was not accounted for pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), as it was not a readily marketable security. Harken classified its investment in E-Z Serve common stock as available for sale. The following is a summary of Harken's activity from marketable equity securities. Harken sold its investment in the common stock of E-Z Serve during the third quarter of 1995.

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                ---------------------------------
                 AVAILABLE-FOR-SALE                                    1995             1996
                 ------------------                             ---------------    --------------
                 Gross Realized Gains                          $      14,000       $          --
                 Gross Realized Losses                                     --                 --

(4)      PROPERTY AND EQUIPMENT

         A summary of property and equipment follows:

                                                                                DECEMBER 31,           MARCH 31,
                                                                                   1995                  1996
                                                                             ----------------      --------------
       Oil and gas properties --
          Unevaluated international properties not being amortized  . .      $    4,866,000        $    5,025,000
          Unevaluated domestic properties not being amortized . . . . .          11,117,000            11,033,000
          Evaluated domestic properties being amortized . . . . . . . .          39,526,000            39,951,000
       Gas plants and other property  . . . . . . . . . . . . . . . . .           6,746,000             6,978,000
       Less accumulated depreciation
          and amortization  . . . . . . . . . . . . . . . . . . . . . .         (10,113,000)          (10,750,000)
                                                                             --------------           -----------
                                                                             $   52,142,000        $   52,237,000
                                                                             ==============        ==============

(5)     NOTES PAYABLE AND LONG-TERM OBLIGATIONS

                                                                              DECEMBER 31,            MARCH 31,
                                                                                  1995                  1996
                                                                             -------------         --------------
         Note payable to seller of producing properties (A)                  $  12,786,000         $   13,020,000

         Notes payable to investors (B)                                            132,000                     --

         Note payable to Tejas Power Corporation (C)                               394,000                     --

         Notes payable to former stockholder of subsidiary (D)                     400,000                     --

         Notes payable to former investors in Search managed
              limited partnerships (E)                                             332,000                332,000
                                                                             -------------         --------------
                                      Total                                     14,044,000             13,352,000
         Less amount classified as current liability                              (868,000)              (332,000)
                                                                             -------------         --------------
                                      Total long-term obligations            $  13,176,000         $   13,020,000
                                                                             =============         ==============

         (A) As discussed in Note 2 -- Acquisitions, in December 1995 Harken Exploration issued to the seller of the Panhandle Properties a note payable in the initial face amount of $13 million (the "Panhandle Note"). The Panhandle Note bears interest at 5% per annum as to $8,000,000 in principal amount only, is secured by Harken Exploration's interest in the acquired properties (but is otherwise a non-recourse note) and has not been guaranteed by Harken. The Panhandle Note matures and becomes payable in two stages. On October 18, 1996, $8,000,000 in principal amount of the Panhandle Note, subject to adjustment as described below, will mature, and become payable ("Maturity I"). The remaining $5,000,000 in principal amount of the Panhandle Note is non-interest bearing and, subject to adjustment as described below, will mature and become payable ("Maturity II") on July 15, 1997; provided, however, that if the amount due at Maturity I is paid in shares of Harken common stock ("Maturity I Shares") as described below, such principal amount will mature and become payable on the earlier of (i) the expiration of 270 days following the date upon which the Securities and Exchange Commission declares effective a registration statement covering the resale of shares issued at Maturity I or (ii) November 15, 1997. The recorded amount of the Panhandle Note is equal to the discounted fair value of the payments to be made at each maturity date, using a market rate of interest of 6.66%. As Harken's intention is to pay the Panhandle Note with shares of Harken common stock, the entire Panhandle Note balance has been included in long-term obligations.

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

         The principal amount due at Maturity I is subject to adjustment as follows: (i) the principal amount due will be reduced by an amount equal to (x) the value of any title, mechanical or environmental defects with respect to the Panhandle Properties discovered by Harken Exploration after closing and (y) the amount of costs, expenses, or losses suffered by Harken Exploration as a result of a breach of the seller's representations and warranties contained in the Panhandle Purchase and Sale Agreement, up to a maximum of $800,000; (ii) the principal amount will be adjusted in an amount equal to the difference between $500,000 and the net revenue received by the seller with respect to the Panhandle Properties between July 1, 1995 and December 21, 1995, (iii) the principal amount will be adjusted in an amount equal to the difference between
(x) the greater of the amount realized by the seller upon the sale of the Purchase Shares or the amount which could have been realized by the seller if the Purchase Shares were sold at the Maturity I Average Trading Price and (y) $2.00 per share multiplied by the number of shares of Harken common stock sold by the seller between December 21, 1995 and Maturity I; (iv) the principal amount will be increased by a factor calculated at 10% per annum from December 21, 1995 on the weighted average of the daily differences between $5,000,000 and the aggregate proceeds received by the seller upon the sale of the 2.5 million Purchase Shares; and (v) the principal amount will be increased by $200,000.

         The principal amount due at Maturity II is subject to adjustment as follows: (i) the principal amount will be adjusted by an amount equal to the difference between (x) the greater of the amount realized by the seller upon the sale of the shares of Harken common stock issued to the seller at Maturity I or the amount which could have been realized by the seller if such shares were sold at the average trading price of Harken common stock during the period between Maturity I and Maturity II and (y) the Maturity I Average Trading Price multiplied by the number of shares of Harken common stock sold by the seller between Maturity I and Maturity II; and (ii) the principal amount will be increased by a factor calculated at 10% per annum from Maturity I of the weighted average of the daily differences between $8,000,000 and the aggregate proceeds received by the seller upon the sale of the shares of Harken common stock issued to the seller at Maturity I.

         (B) As discussed in Note 2 -- Acquisitions, a wholly-owned subsidiary of Harken assumed $750,000 of short-term notes payable in connection with the acquisition of the Yellowhouse Properties in October 1995. Harken and the seller made payments totaling approximately $417,000 on these notes payable at closing and the remaining balance was paid in monthly installments through March 1996. Such notes bore interest at the rate of 7% per annum.

         (C) As part of Harken's December 1995 exchange of its shares of Tejas Preferred Stock for the shares of Harken Series C Preferred stock held by Tejas, Harken issued a note payable for $394,000 which was payable in quarterly installments through September 30, 1997, but was repaid by Harken in March 1996. The note bore interest at a rate of 10% per annum.

         (D) Under the terms of a March 1994 agreement, a Harken subsidiary purchased from its former stockholder its 3% working interest in the wells drilled by the subsidiary as well as all rights held by the former stockholder to participate in future wells drilled by the subsidiary on the Navajo Reservation, effective January 1, 1994. As consideration for such purchase, the subsidiary issued a 10% note payable in the amount of $400,000 which was paid to the subsidiary's former stockholder on January 3, 1996.

         (E) As part of the Merger Agreement with Search in May 1995, Harken, through Search, assumed approximately $442,000 of notes payable to former partners in certain limited partnerships managed by a subsidiary of Search. Such notes bore interest at 10% per annum and were payable in semiannual installments beginning June 30, 1995 through June 30, 1998. Harken repaid these notes in April 1996. See further discussion of the Search Merger at Note 2 - Acquisitions.

(6)      EUROPEAN CONVERTIBLE NOTES PAYABLE

         During the second quarter of 1995, Harken issued to qualified purchasers a total of $15 million in 8% Senior Convertible Notes (the "European Notes") which mature in May 1998. Interest on these notes is payable semi-annually in May and November of each year to maturity or until the European Notes are converted. Such European Notes are convertible at any time by the holders into shares of Harken common stock at a conversion price of $1.50 per share ("the Conversion Price"). Such European Notes are also convertible by Harken into shares of Harken common stock after one year following issuance, if for any period of thirty consecutive days the closing price for each day during such period shall have equaled or exceeded 140% of the Conversion Price (or $2.10 per share of Harken common stock). The Conversion Price of the European Notes was established as the average of the daily low and closing market prices of Harken common stock for the three trading days prior to April 27, 1995, which was the date of the final offering memorandum for the European Notes, and is subject to adjustment upon the occurrence of certain events.

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

         Upon a conversion, any proceeds attributable to the European Notes converted which remain in the Segregated Account will be released and paid to Harken without regard to the value of any collateral then existing. As of March 31, 1996, Harken had received notification that holders of European Notes totaling $4,000,000 had exercised their conversion option and had been issued 2,666,658 shares of Harken common stock. Subsequent to March 31, 1996 and as of May 14, 1996, additional notifications of exercise of conversion options have been received from holders of European Notes totaling $4,600,000, which has resulted in the additional issuance of 3,066,661 shares of Harken common stock.

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

         In connection with the sale and issuance of the European Notes, Harken paid approximately $1,750,000 from the European Note proceeds for commissions and issuance costs. Such costs have been deferred and are included in Other Assets in the accompanying consolidated balance sheet and are being amortized to interest expense over the period until conversion or maturity of the European Notes. As European Notes are converted to Harken common stock, a pro-rata portion of these deferred costs are charged to additional paid-in capital. In addition, at closing of the European Notes, Harken issued to the placement agents certain non-transferable stock purchase warrants to purchase one million shares of Harken common stock which are currently exercisable by the holders thereof at any time on or before May 11, 1999 at an exercise price equal to the Conversion Price described above. Also, Harken paid a fee in the form of 92,308 shares of Harken common stock to another financial advisor in connection with the European Notes.

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

(7)      STOCKHOLDERS' EQUITY

         Common Stock - Harken currently has authorized 100,000,000 shares of $.01 par common stock. At December 31, 1995 and March 31, 1996, Harken had issued 75,913,832 and 76,947,163 shares, respectively, and held 1,440,896 and 400,896 shares, respectively, as treasury stock at a cost of $4,997,000 and $1,390,000, respectively.

         Acquisition of CHAP Interests -- In May 1995, Harken acquired an additional interest of approximately 12% in CHAP in exchange for, among other consideration, 534,000 restricted shares of Harken common stock. In April 1996, Harken again acquired an additional interest of approximately 12% in CHAP primarily in exchange for, among other consideration, 509,000 restricted shares of Harken common stock. See Note 2 -- Acquisitions for further discussion.

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

         Issuance of European Convertible Notes Payable -- In connection with the issuance of $15 million in European 8% Senior Convertible Notes in May 1995, Harken issued to the placement agents for the European Notes certain non-registered non-transferrable stock purchase warrants to purchase one million shares of Harken common stock which are currently exercisable by the holders thereof at any time on or before May 11, 1999 at an exercise price of $1.50 per share. In addition, the European Notes are convertible under certain terms into a maximum of approximately 10,000,000 shares of Harken common stock. As of March 31, 1996, Harken had received notification that holders of European Notes totaling $4,000,000 had exercised their conversion option and had been issued 2,666,658 shares of Harken common stock. See Note 6 - European Convertible Notes Payable for further discussion. Subsequent to March 31, 1996 and as of May 14, 1996, additional notifications of exercise of conversion options have been received from holders of European Notes totaling $4,600,000 which has resulted in the additional issuance of 3,066,661 shares of Harken common stock. Also, Harken paid a fee of 92,308 shares of Harken common stock to a financial advisor in connection with the European Notes and the market value of such shares as of the date issued is included as deferred issuance costs in Other Assets in the accompanying consolidated balance sheets.

         Private Placements of Common Stock -- On March 1, 1995, Harken sold 600,000 shares of newly-issued Harken common stock to an institutional purchaser in exchange for net proceeds of $657,000. Harken subsequently entered into an agreement on April 7, 1995 to sell to this same institutional purchaser an additional 600,000 newly-issued shares of Harken common stock in exchange for net proceeds of $747,000. In July and August of 1995, Harken received additional net proceeds of $654,000 and $757,000, respectively, related to the sale of a combined total of 1,300,000 newly-issued shares of Harken common stock to certain institutional and/or accredited purchasers. In November 1995, Harken received an additional $1,633,000 related to the sale of 1,460,000 shares of Harken common stock previously held as treasury stock to a certain institutional and/or accredited purchaser. In March 1996, Harken received $1,289,000 related to the sale of 1,040,000 shares of Harken common stock previously held as treasury stock. In connection with certain of these placements, Harken issued to certain financial advisors an aggregate total of 410,000 warrants to purchase shares of Harken common stock at an average exercise price of $1.71 per share.

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

         In December 1995, another wholly-owned subsidiary of Harken acquired certain interests in producing properties located in the panhandle region of Texas ("Panhandle Properties") in exchange for, among other consideration, 2.5 million shares of Harken common stock and a $13 million note payable which is payable, at Harken's option, in shares of Harken common stock. See Notes 2 and 5 -- Acquisitions and Notes Payable and Long-Term Obligations for further discussion.

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

(9)      INCOME TAXES

         At March 31, 1996, Harken had available for federal income tax reporting purposes, net operating loss (NOL) carryforward for regular tax purposes of approximately $65,000,000 which expires in 1997 through 2010, alternative minimum tax NOL carryforward of approximately $57,000,000 which expires in 1997 through 2010, investment tax credit carryforward of approximately $860,000 which expires in 1996 through 2002, statutory depletion carryforward of approximately $1,200,000 which does not have an expiration date, and a net capital loss carryforward of approximately $6,100,000 which expires in 2007 through 2008. Approximately $16,000,000 of the net operating loss carryforward has been acquired with the purchase of subsidiaries and must be used to offset future income from profitable operations within those subsidiaries.

         Total deferred tax liabilities, relating primarily to property and equipment, as of March 31, 1996, computed under the provisions of the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", were approximately $7,528,000. Total deferred tax assets, primarily related to the net operating loss carryforward, were approximately $22,364,000 at March 31, 1996. The total net deferred tax asset is offset by the valuation allowance of approximately $14,836,000 at March 31, 1996.

(10)     COMMITMENTS AND CONTINGENCIES

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

         In September 1994, Huffco Group, Inc. ("Huffco") of Houston, Texas joined Harken in the drilling of its first exploratory well under the Alcaravan Contract. Under the terms of a joint operating agreement, which was approved by Ecopetrol, Harken served as operator and retained a 50% interest in the well. The well, the Alcaravan #1, was spudded in early February 1995 and was drilled to a depth of 10,550 feet to test for commercial quantities of oil in the oil prone zones prevalent in the Llanos Basin; the Carbonera, Mirador, Guadalupe and the basal

Cretaceous formations. Harken initially determined in April 1995 that the Alcaravan #1 well failed to produce commercial quantities of oil. Harken intends to re-enter the well, preferably with a joint venture partner, to finalize the evaluation of the Alcaravan #1 well's ability to produce commercial quantities of oil. As a result, the costs incurred on the Alcaravan #1 well continue to be capitalized at March 31, 1996, as unevaluated oil and gas properties, pending final determination of the results of the well. In addition, Huffco elected to not participate in the further exploration and development of the Alcaravan acreage.

         Harken has completed all work requirements for the first and second year of the Alcaravan Contract, and in May 1996 Harken completed the required work commitment for the third year of the Alcaravan Contract, the reprocessing of additional seismic data. Also in May 1996, Harken extended the Alcaravan Contract an additional year by committing to drill at least one new well, and if necessary, releasing an agreed-upon portion of the Alcaravan acreage, not to exceed approximately 40% of the total.

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

         Harken has also conducted engineering studies to evaluate the potential for recovering existing oil reserves in the Rio Negro area, which is located in the northern portion of the Bocachico Contract area. Three wells were drilled over 30 years ago in this area by another contractor who produced and subsequently abandoned the wells. Well information and data, including production rates, well logs and pressure tests, has been utilized by Harken in its studies to evaluate the feasibility of applying modern production and recovery techniques in this area. On January 19, 1995, after completing the engineering feasibility study, Harken notified Ecopetrol of Harken's commitment to drill a well under the Bocachico Contract, and thereby extended the Bocachico Contract into its second year. Harken has selected the site of its first well, the Torcaz #2 well, and in April 1996 received the drilling permit from the Environmental Ministry in Colombia to initiate drilling operations. Harken anticipates that site preparation and rig mobilization for the Torcaz #2 well will be completed as necessary to spud in early June 1996.

         Under the terms of the Bocachico Contract, Harken is required to complete the first well on the Bocachico acreage by June 5, 1996. Harken intends to attempt to renegotiate the Bocachico Contract with Ecopetrol to extend the date by which the first well is required to be completed. Unless an extension is granted, Ecopetrol would have the right to terminate the Bocachico Contract after an appropriate notice period, which could have a material adverse effect on Harken's financial position and results of operation. Harken believes it will be successful in either obtaining an extension from Ecopetrol or completing the first well within the prescribed notice period. In addition, Harken has committed to drilling a second well thereby extending the Bocachico Contract into its third year, and has filed applications for environmental permits on two additional well locations within the Bocachico Contract area.

         In October 1995, Harken entered into a Development Finance Agreement (the "Development Agreement") with Arbco Associates L.P., Offense Group Associates L.P., Kayne Anderson Nontraditional Investments L.P. and Opportunity Associates L.P. (collectively, the "Investors"), pursuant to which the Investors agreed to provide up to $3,500,000 to Harken to finance the drilling of two wells on the Rio Negro prospect in the Bocachico Contract area in exchange for the right to receive future payments from Harken equal to 40% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from the Rio Negro prospect (the "Participation") if the planned drilling on that prospect is successful. Pursuant to the Development Agreement, Harken has agreed to drill two wells on the Rio Negro prospect. As of March 31, 1996, Harken had requested and received $1,000,000 pursuant to the Development Agreement, and has reflected such amount as a reduction to its investment in Colombian oil and gas properties in the accompanying consolidated balance sheet.

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

         Playero Contract -- In December 1994, Harken de Colombia, Ltd. signed its third Association Contract (the "Playero Contract") with Ecopetrol, covering the Playero Contract area. Under the Playero Contract, Harken acquired the exclusive rights to conduct exploration activities and drilling on this area, which covers approximately 10,000 acres in the Llanos Basin of Colombia, contiguous to Harken's Alcaravan Contract area.

         During the first year of the Playero Contract, Harken acquired approximately 12 kilometers of new seismic data in the Playero Contract area. During each of the second through the sixth contract years, Harken had the option to continue the contract by committing to the drilling of at least one well during each contract year. Harken has completed the evaluation of the new seismic data and has determined that the identified prospect lies exclusively within the contiguous Alcaravan Contract area and not within the Playero Contract area. Accordingly, in May 1996, Harken elected not to commit to drill a well in the Playero Contract area, thereby allowing the Playero Contract to expire under its own terms. Harken reflected a valuation adjustment during the first quarter of 1996, representing Harken's total incremental investment in the Playero Contract. The valuation adjustment, which totals $19,000, is included in interest and other expense in the accompanying consolidated statement of operations.

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

         If during the initial six years of the Cambulos Contract, Harken discovers a field capable of commercial production of oil or gas, the term of the Cambulos Contract will be extended for a period of 22 years from the date of such commercial discovery. Upon a commercial discovery, Ecopetrol will reimburse Harken for 50% of its successful well costs, seismic costs and dry hole costs expended prior to the point of declaration of a commercial discovery. Production from a commercial discovery will be allocated as follows: Ecopetrol, on behalf of the Colombian government, will receive a 20% royalty interest in all production and all production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Harken until cumulative production from all fields in the Cambulos acreage reaches 60 million barrels of oil, after which Ecopetrol's share of production will increase progressively to 75% and Harken's share will decrease progressively to 25% determined by a formula based on Harken's recovery of its total expenditures under the Cambulos Contract. After a declaration of a commercial discovery, Harken and Ecopetrol will be responsible for all future operating expenses in direct proportion to their interest in production.

         Bolivar Contract -- In April 1996, Harken de Colombia, Ltd. signed an additional Association Contract with Ecopetrol, covering the Bolivar Contract area. Under the Bolivar Contract, Harken has acquired the exclusive rights to conduct exploration activities in the Bolivar Contract area, which covers approximately 250,000 acres in the Middle Magdalena Valley of Central Colombia.

         During the first two years of the Bolivar Contract, Harken will conduct geologic studies on the lands covered by this contract, including reprocessing of at least 350 kilometers of existing seismic data, an engineering study on previously productive wells, and the acquisition of at least 100 kilometers of new seismic data. During each of the third through the sixth contract years Harken may elect to continue the contract by committing to the drilling of at least one well during each contract year.

         The production sharing arrangements under the Bolivar Contract are substantially similar to those under the Cambulos Contract.

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

         Harken has accrued approximately $1,154,000 at March 31, 1996 relating to other operational or regulatory contingent liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including the guarantee of certain lease obligations, which in management's opinion, will not result in significant loss exposure to Harken.

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

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)


                             RESULTS OF OPERATIONS


         The following is management's discussion and analysis of certain significant factors which have affected Harken's earnings and balance sheet during the periods included in the accompanying consolidated financial statements. Consolidated results of operations were consistent with management's expectations for the three month period ended March 31, 1996.

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                           ---------------------------------
       EXPLORATION AND PRODUCTION                                                1995              1996
       --------------------------                                          --------------     --------------
       OPERATIONS                                                                     (UNAUDITED)
       ----------
       REVENUES
       --------
            Oil sales revenues                                             $      792,000     $   1,334,000
                Oil volumes in barrels                                             44,000            72,000
                Oil price per barrel                                       $        18.00     $       18.53
            Gas sales revenues                                             $      196,000     $     472,000
                Gas volumes in mcf                                                146,000           216,000
                Gas price per mcf                                          $         1.34     $        2.19
            Gas plant revenues                                             $      185,000     $     191,000

       OTHER REVENUES
       --------------

            Interest income                                                $       35,000     $     183,000
            Other income                                                   $      391,000     $     161,000

For the quarter ended March 31, 1996 compared with the corresponding prior period.

OVERVIEW

        Harken reported a net loss for the three months ended March 31, 1996 of $296,000 compared to a net loss of $139,000 for the prior year period. Total revenues increased from approximately $1.6 million during the first quarter of 1995 to approximately $2.3 million for the first quarter of 1996, primarily due to four acquisitions consummated during 1995 that increased Harken's producing properties and oil and gas reserves. Gross profit before depreciation and amortization, general and administrative and interest expenses totaled approximately $1.2 million during the three months ended March 31, 1996 compared to approximately $751,000 for the prior year period.

       Internationally, Harken announced in April 1996 that it had received final approval from the Environmental Ministry in Colombia to initiate drilling operations on the initial well to be drilled on the Bocachico Contract area, the Torcaz #2 well. Harken anticipates that site preparation and rig mobilization for the Torcaz #2 well will be completed as necessary to spud in early June 1996.

DOMESTIC OPERATIONS

       Gross oil and gas revenues during the first quarter of 1995 and 1996 were generated by Harken's domestic exploration and production operations. During the first quarter of 1995 these domestic operations consisted primarily of the operations of Harken Southwest Corporation ("HSW"), which includes production of oil and gas reserves in the Aneth Field and Blanding Sub-Basin portions of the Paradox Basin in the Four Corners area of Utah, Arizona and New Mexico, primarily on the Navajo Indian Reservation. Such operations are primarily conducted through HSW's interests in the CHAP Venture ("CHAP"). Harken also includes in oil and gas revenues certain gas plant revenues, primarily from CHAP's plant owner interest in the Aneth Gas Plant which serves many of the Utah properties.

       During the first quarter of 1996, Harken's domestic operations also include the onshore South Texas production operations of Search Exploration, Inc. ("Search"), which was merged into a wholly-owned subsidiary of Harken in May 1995. In addition, 1996 activity includes the October 1995 acquisition of the Yellowhouse Properties in the western region of Texas as well as the December 1995 acquisition of the Panhandle Properties located in the panhandle region of Texas.

       Gross oil revenues increased significantly during the first quarter of 1996 compared to 1995 primarily due to the additional production volumes added as a result of the above mentioned acquisitions and higher oil prices. In particular, the addition of the Yellowhouse Properties contributed approximately $475,000 to first quarter 1996 oil revenues, while the Panhandle Properties contributed approximately $38,000 to first quarter 1996 oil revenues. In addition, the higher price received per barrel of oil produced reflects the increasingly strong demand for crude oil, particularly in the Four Corners region.

       Gross gas revenues also increased significantly for the three months ended March 31, 1996 compared to the prior year period, again due to the acquisitions consummated during 1995. The Panhandle Properties contributed approximately $197,000 to first quarter 1996 gas revenues, despite many of the properties experiencing numerous temporary operational curtailments as a result of a third party pipeline installation during the first quarter. Harken believes that the problems have been resolved which should result in the resumption of normal gas production and increased gas revenues from the Panhandle Properties in future periods. The gas produced from the Panhandle Properties, with its associated products, can be sold at approximately a 60% premium to posted gas prices in the region as a result of the high BTU content of such gas. Harken received an average of $3.61 per mcf for Panhandle Property gas during the first quarter of 1996. Harken also recorded approximately $50,000 of gas revenues from the acquisition of Search. In addition, Harken received an average of $1.63 per mcf from Harken's Four Corners gas production during the first quarter of 1996 compared to $1.34 per mcf received during the first quarter of 1995.

       Oil and gas operating expenses consist of lease operating expenses and gas plant expenses, along with a number of production and reserve based taxes, including Utah and Texas severance taxes, Utah and Texas property taxes, Utah conservation taxes and Navajo severance and possessory interest taxes. The increase in oil and gas operating expenses is as a result of the above mentioned acquisitions, specifically resulting in approximately $215,000 from the Yellowhouse Properties, approximately $71,000 from the Panhandle Properties, and approximately $21,000 from the Search operations.

INTEREST AND OTHER INCOME

       Interest and other income decreased during the first quarter of 1996 compared to the prior period despite the inclusion during 1996 of approximately $135,000 of interest income earned by Harken on proceeds received from the May 1995 issuance of $15 million of European 8% Senior Convertible Notes Payable (the "European

Notes"). Such proceeds, net of European Notes issuance costs and amounts released and transferred, are maintained and invested in a separate interest bearing bank account (the "Segregated Account"). In the first quarter of 1995, Harken included a gain of approximately $189,000 on the March 1995 sale of Harken's investment in E-Z Serve Corporation Series C Preferred.

OTHER COSTS AND EXPENSES

       General and administrative expenses increased slightly from $774,000 for the first quarter of 1995 to $817,000 for the first quarter of 1996, primarily as a result of increased personnel and office costs associated with the acquisitions consummated during 1995.

       Depreciation and amortization expense increased during the first quarter of 1996 compared to the prior year period consistent with the increased production levels from the acquired oil and gas property interests during 1995. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

       Interest expense and other increased significantly during the first quarter of 1996 compared to the prior year period due to the May 1995 issuance of the European Notes, which generated interest expense of approximately $23,000 net of amounts of interest capitalized, and approximately $122,000 of amortization of issuance costs associated with the European Notes. In December 1995, Harken issued the Panhandle Note for an initial face amount of $13 million in connection with the acquisition of the Panhandle Properties, and the accretion of interest on such note resulted in $234,000 of interest expense during the first quarter of 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

       During the year ended December 31, 1995, Harken took significant steps to strengthen its operating cash flow and available capital resources in order to implement its overall operating strategy. Such efforts included the issuance of $15 million of European Notes, the generation of approximately $4.4 million from private placements of Harken common stock, four separate acquisitions of domestic oil and gas reserves and the signing of a Development Finance Agreement with certain investors to provide up to $3.5 million for Colombian exploration efforts. During the first quarter of 1996, Harken's working capital increased approximately $3.6 million, primarily due to the availability of a portion of the cash proceeds from the issuance of the European Notes as discussed below.

       In May 1995, Harken generated net proceeds totaling approximately $13,250,000 from the sale of a total of $15 million in principal amount of European Notes, which mature in May 1998. Such European Notes are convertible at any time by the holders into shares of Harken common stock at a conversion price of $1.50 per share, and convertible by Harken into shares of Harken common stock after one year following issuance, if for any period of thirty consecutive days the closing price of Harken common stock for each day during such period shall have equaled or exceeded 140% of the conversion price (or $2.10 per share of Harken common stock). The European Notes are collateralized by a negative pledge from Harken of certain defined categories of assets. Upon closing, all proceeds from the sale of the European Notes were paid to a paying and conversion agent and are held in the Segregated Account to be maintained in Harken's name.

       Upon a conversion, any proceeds attributable to the European Notes converted which remain in the Segregated Account will be available to be released and paid to Harken without regard to the Asset Value Coverage Ratio test (as defined below). As of March 31, 1996, holders of European Notes totaling $4,000,000 had exercised their conversion option and had been issued 2,666,658 shares of Harken common stock. Subsequent to March 31, 1996 and as of May 14, 1996, additional notifications of exercise of conversion options have been received from holders of European Notes totaling $4,600,000, which has resulted in the additional issuance of 3,066,661 shares of Harken common stock.

       Harken must maintain an Asset Value Coverage Ratio equal to or greater than 1:1. As of March 31, 1996, Harken was in compliance with the Asset Value Coverage Ratio test. The Asset Value Coverage Ratio is calculated as a ratio of the sum of 100% of the aggregate amount of Harken's cash on deposit in the Segregated Account plus 60% of the aggregate amount of Harken's marketable securities plus 40% of the present value of Harken's unencumbered proved developed producing reserves located in the U.S. to the aggregate outstanding principal amount of the Notes.

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

       The anticipated timing at which funds will be released from the Segregated Account is dependent upon the timing and magnitude of conversions into Harken common stock by the individual noteholders, the market price of the Harken common stock, the amount of Harken's assets which qualify for inclusion in the Asset Value Coverage Ratio test, and the decision and ability by Harken to convert the Notes into Harken common stock. Once an amount of proceeds are available to be released from the Segregated Account, Harken may submit its request for the transfer of such proceeds at its discretion and according to its capital resource requirements. Upon maturity date of the Notes, the Segregated Account cash proceeds then remaining could be used to retire any remaining unconverted Notes.

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

       As mentioned above, Harken consummated several transactions during 1995 to increase domestic proved oil and gas reserves and monthly cash flow from domestic operations. Such acquisitions, along with 1995 exploration activity, increased Harken's total present value of future net revenues from oil and gas reserves from approximately $11.7 million at December 31, 1994 to approximately $58.8 million at December 31, 1995, excluding Harken's share of CHAP's interest in the future cash flows from the Aneth Gas Plant.

       The Panhandle Note bears interest at 5% per annum as to $8,000,000 in principal amount only, is secured by Harken Exploration's interest in the Panhandle Properties (but is otherwise a non-recourse note) and has not been guaranteed by Harken. The Panhandle Note matures and becomes payable in two stages. On October 18, 1996, $8,000,000 in principal amount of the Panhandle Note, subject to adjustment, will mature, and become payable ("Maturity I"). The remaining $5,000,000 in principal amount of the Panhandle Note, subject to adjustment, will mature and become payable ("Maturity II") on July 15, 1997; provided, however, that if the amount due at Maturity I is paid in shares of Harken common stock as described below, such principal amount will mature and become payable on the earlier of (i) the expiration of 270 days following the date upon which the Securities and Exchange Commission declares effective a registration statement covering the resale of the shares issued at Maturity I or (ii) November 15, 1997. The amounts payable at Maturity I and Maturity II are subject to adjustment as described in "Notes to Consolidated Condensed Financial Statements, Note 5 -- Notes Payable and Long-Term Obligations".

       Pursuant to the Panhandle Purchase and Sale Agreement, Harken Exploration may elect to pay the amounts due at either or both of Maturity I and Maturity II in shares of Harken common stock, with the number of shares to be issued at Maturity I to be determined by dividing the amount due at Maturity I by the average of the closing prices of the Harken common stock on the American Stock Exchange during the period beginning on January 22, 1996 and ending ten (10) trading days prior to Maturity I (the "Maturity I Average Trading Price") and the number of shares to be issued at Maturity II to be determined by dividing the amount due at Maturity II by the average of the closing prices of the Harken common stock on the American Stock Exchange during the period beginning upon the date which a registration statement covering the resale of the shares issued at Maturity I is declared effective by the Securities and Exchange Commission and ending ten (10) trading days prior to Maturity II.

       Harken does not currently have sufficient cash reserves to repay the $13 million Panhandle Note payable with cash, and Harken does not anticipate that its cash flow from operations will be sufficient to repay the Panhandle Note. If Harken does not elect to convert the amounts due under the Panhandle Note into shares of Harken common stock, Harken anticipates that it will be required to seek additional sources of financing in order to repay the Panhandle Note. There can be no assurance that such financing will be available to Harken. In addition, Harken does not currently have a sufficient number of unissued shares of Harken common stock which have not previously been reserved for other purposes available to allow Harken to convert the amount due at Maturity I into shares of Harken common stock. An amendment to Harken's Certificate of Incorporation may be required to increase the number of authorized shares of Harken common stock, which would require approval of Harken's stockholders. Harken believes, however, that it will have a sufficient number of shares available to convert the amount due at Maturity I as certain shares currently reserved for future issuance are not expected to be used for their intended purpose.

       As Harken's intention is to pay the Panhandle Note with shares of Harken common stock, the entire Panhandle Note balance has been classified as long-term obligations on Harken's Consolidated Balance Sheet. The recorded amount of the Panhandle Note on Harken's Consolidated Balance Sheet is equal to the discounted fair value of the payments to be made at each maturity date, using a market rate of interest.

       In addition to Harken's efforts to acquire domestic oil and gas reserves, Harken continues to be very active in exploration efforts internationally, particularly in Colombia. As of March 31, 1996, Harken's net investment in its Colombian operations has totaled approximately $5 million, the realizability of which is dependent upon the success of Harken's exploration efforts. In addition, terms of each of the Association Contracts entered into between Harken de Colombia, Ltd. and Ecopetrol commit Harken to perform certain activities in accordance with a prescribed timetable. Failure by Harken to perform these activities as required could result in Harken losing its rights under the particular Association Contract, which could potentially have a material adverse effect on Harken's business. For a detailed discussion of each of the Association Contracts entered into between Harken de Colombia, Ltd. and Ecopetrol, see "Notes to Consolidated Condensed Financial Statements,
Note 10 -- Commitments and Contingencies".

       Harken anticipates that full development of Colombian reserves in the Alcaravan contract area of the Llanos Basin and the Bocachico, Cambulos and Bolivar contract areas of the Middle Magdalena Basin may take several years and may require extensive production facilities which could require significant additional capital expenditures. The ultimate amount of such expenditures cannot be presently predicted. Harken anticipates that amounts required to fund international activities, including those in Colombia, will be funded from existing cash balances, asset sales, stock issuances, production payments, operating cash flows and potentially from industry partners; however, there can be no assurances that Harken will have adequate funds available to it to fund its international activities without participation from industry partners or that industry partners can be obtained to fund such international activities.

       In October 1995, Harken entered into a Development Finance Agreement (the "Development Agreement") with Arbco Associates L.P., Offense Group Associates L.P., Kayne Anderson Nontraditional Investments L.P. and

Opportunity Associates L.P. (collectively, the "Investors"), pursuant to which the Investors agreed to provide up to $3.5 million to Harken to finance the drilling of two wells on the Rio Negro prospect in the Bocachico Contract area in exchange for the right to receive future payments from Harken equal to 40% of the net profits that Harken, through its wholly-owned subsidiary Harken de Colombia, Ltd., may derive from the sale of oil and gas produced from the Rio Negro prospect (the "Participation") if the planned drilling on that prospect is successful. Pursuant to the Development Agreement, Harken has agreed to drill two wells on the Rio Negro prospect. As of March 31, 1996, Harken had requested and received $1,000,000 pursuant to the Development Agreement.

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

       All of the steps taken by Harken during 1995, including the above mentioned Development Agreement, provide Harken with additional capital resources, both internally and externally, to be used toward accomplishing Harken's exploration and development objectives during 1996. Such capital expenditures will be incurred only to the extent that cash flows from operations or additional capital resources are available. Capital expenditures related to Harken's Colombian operations are expected to total a minimum of $3.2 million during 1996, with a majority of such costs related to the Rio Negro prospect on the Bocachico Contract area. Harken has selected the site of its first well, the Torcaz #2 well, and in April 1996 received the drilling permit from the Environmental Ministry in Colombia to initiate drilling operations. Harken anticipates that site preparation and rig mobilization for the Torcaz #2 well will be completed as necessary to spud in early June 1996. In addition, Harken plans to expend at least $1 million in 1996 on domestic drilling activities, primarily related to the development of its Panhandle Properties. Harken anticipates that such amounts will be funded from existing cash balances (including available European Segregated Account cash), operating cash flows and funds provided by the Development Agreement.

       During the first quarter ended March 31, 1996, Harken's cash and temporary investments increased approximately $731,000 consisting primarily of Harken common stock private placement offering proceeds of approximately $1.3 million, a transfer from the European Segregated Account of $800,000 and the initial advance pursuant to the Development Agreement of $1 million. Such activity was sufficient to fund capital expenditures of approximately $1.9 million and repayments of notes payable and long-term obligations of approximately $926,000. Cash flow provided by operations during the first quarter of 1996 totaled $461,000.

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

       Harken has accrued approximately $1,154,000 at March 31, 1996 relating to operational or regulatory contingent liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including the guarantee of certain lease obligations, which in management's opinion, will not result in significant loss exposure to Harken.

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

       (a)   EXHIBIT INDEX
             Exhibit
             --------

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

             3.5      Bylaws of Harken Energy Corporation, as amended (filed as
                      Exhibit 3.2 to Harken's Annual Report on Form 10-K for
                      fiscal year ended December 31, 1989, File No. 0-9207, and
                      incorporated by reference herein.)
             4.1      Form of certificate representing shares of Harken common
                      stock, par value $.01 per share (filed as Exhibit 1 to
                      Harken's Registration Statement on Form 8-A, File No.
                      0-9027, and incorporated by reference herein.)
             4.2      Certificate of Designations, Powers, Preferences and
                      Rights of Series A Cumulative Convertible Preferred
                      Stock, $1.00 par value, of Harken Energy Corporation
                      (filed as Exhibit 4.1 to Harken's Annual Report on Form
                      10-K for the fiscal year ended December 31, 1989, File
                      No. 0-9207, and incorporated  by reference herein).
             4.3      Certificate of Designations, Powers, Preferences and
                      Rights of Series B Cumulative Convertible Preferred
                      Stock, $1.00 par value, of Harken Energy Corporation
                      (filed as Exhibit 4.2 to Harken's Annual Report on Form
                      10-K for the fiscal year ended December 31, 1989, File
                      No. 0-9207, and incorporated by reference herein).
             4.4      Certificate of the Designations, Powers, Preferences and
                      Rights of Series C Cumulative Convertible Preferred
                      Stock, $1.00 par value of Harken Energy Corporation
                      (filed as Exhibit 4.3 to Harken's Annual Report on Form
                      10-K for fiscal year ended December 31, 1989, File No.
                      0-9207, and incorporated by reference herein).
             4.5      Certificate of the Designations of Series D Preferred
                      Stock, $1.00 par value of Harken Energy Corporation
                      (filed as Exhibit 4.3 to Harken's Quarterly Report on
                      Form 10-Q for the fiscal quarter ended September 30,
                      1995, File No. 0-9207, and incorporated by reference
                      herein).
             *27      Financial Data Schedules.

       (b)   REPORTS ON FORM 8-K.
                      None.

                           HARKEN ENERGY CORPORATION

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                Harken Energy Corporation
                                     -------------------------------------------
                                                      (Registrant)





Date:    May 15, 1996                By:          /s/ Bruce N. Huff
      -------------------               ----------------------------------------
                                        Bruce N. Huff, Senior Vice President and
                                                   Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number              Description
- -------             -----------
  27                Financial Data Schedule