Form 10-Q
period 1996-06-30
HARKEN ENERGY CORP
filed 1996-08-08
CIK 313478

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

           [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

      The number of shares of Common Stock, par value $0.01 per share, outstanding as of July 31, 1996 was 92,145,796 net of 400,896 Treasury Shares.

================================================================================

                           HARKEN ENERGY CORPORATION
                           INDEX TO QUARTERLY REPORT
                                 JUNE 30, 1996





                                                                                  PAGE
                                                                                  ----
PART I. FINANCIAL INFORMATION

    Item 1.  Condensed Financial Statements

                   Consolidated Condensed Balance Sheets  . . . . . . . . . . . .   4

                   Consolidated Condensed Statements of Operations  . . . . . . .   5

                   Consolidated Condensed Statements of Stockholders' Equity  . .   6

                   Consolidated Condensed Statements of Cash Flow   . . . . . . .   7

                   Notes to Consolidated Condensed Financial Statements   . . . .   8

    Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations  . . . . . . . . . . . . . . . . . .  22

PART II.     OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . .  32

SIGNATURES            . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35

                        PART I - FINANCIAL INFORMATION

                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (unaudited)

                                                                     DECEMBER 31,            JUNE 30,
                                                                         1995                  1996
                                                                   ----------------       ----------------
     ASSETS
     ------
Current Assets:
  Cash and temporary investments  . . . . . . . . . . . . . . .    $      4,456,000       $     14,888,000
  Cash available in European segregated account   . . . . . . .           4,705,000                871,000
  Accounts receivable, net  . . . . . . . . . . . . . . . . . .           1,061,000              1,237,000
  Prepaid expenses and other current assets   . . . . . . . . .             309,000                211,000
                                                                   ----------------       ----------------
        Total Current Assets  . . . . . . . . . . . . . . . . .          10,531,000             17,207,000

Property and Equipment, net . . . . . . . . . . . . . . . . . .          52,142,000             51,057,000

Restricted Cash in European Segregated Account    . . . . . . .           6,173,000                     --

Notes Receivable from Related Parties, including interest . . .             232,000                232,000

Other Assets, net . . . . . . . . . . . . . . . . . . . . . . .           1,716,000                432,000
                                                                   ----------------       ----------------
                                                                   $     70,794,000       $     68,928,000
                                                                   ================       ================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current Liabilities:
  Trade  payables   . . . . . . . . . . . . . . . . . . . . . .    $        356,000       $        490,000
  Accrued liabilities and other   . . . . . . . . . . . . . . .           2,722,000              2,203,000
  Notes payable and current portion of long-term obligations  .             868,000                     --
  Revenues and royalties payable  . . . . . . . . . . . . . . .             972,000              1,104,000
                                                                   ----------------       ----------------
        Total Current Liabilities   . . . . . . . . . . . . . .           4,918,000              3,797,000

Long-Term Obligations . . . . . . . . . . . . . . . . . . . . .          13,176,000             10,429,000

European Convertible Notes Payable  . . . . . . . . . . . . . .          12,550,000                700,000

Commitments and Contingencies (Note 10)

Stockholders' Equity:
  Common stock, $0.01 par value; authorized
     100,000,000 and 125,000,000 shares, respectively;
     issued 75,913,832 and 85,078,958 shares, respectively  . .             759,000                851,000
  Additional paid-in capital  . . . . . . . . . . . . . . . . .         136,435,000            146,816,000
  Retained deficit  . . . . . . . . . . . . . . . . . . . . . .         (92,047,000)           (92,275,000)
  Treasury stock, 1,440,896 and 400,896 shares held,
     respectively . . . . . . . . . . . . . . . . . . . . . . .          (4,997,000)            (1,390,000)
                                                                   ----------------       ----------------
        Total Stockholders' Equity  . . . . . . . . . . . . . .          40,150,000             54,002,000
                                                                   ----------------       ----------------
                                                                   $     70,794,000       $     68,928,000
                                                                   ================       ================

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                             JUNE 30,                           JUNE 30,
                                                 ------------------------------      -------------------------------
                                                     1995              1996              1995             1996
                                                 -------------    -------------      -------------    -------------
Revenues:
  Oil and gas operations  . . . . . . . . . .    $   1,540,000    $   2,388,000      $   2,713,000    $   4,385,000
  Interest and other income   . . . . . . . .          242,000          202,000            668,000          546,000
                                                 -------------    -------------      -------------    -------------
                                                     1,782,000        2,590,000          3,381,000        4,931,000
Costs and Expenses:
  Oil and gas operating expenses  . . . . . .          458,000          840,000            880,000        1,600,000
  General and administrative expenses, net  .          737,000          980,000          1,511,000        1,797,000
  Depreciation and amortization   . . . . . .          534,000          629,000          1,065,000        1,256,000
  Interest expense and other  . . . . . . . .          211,000           73,000            222,000          506,000
                                                 -------------    -------------      -------------    -------------
                                                     1,940,000        2,522,000          3,678,000        5,159,000

     Income (loss) before income taxes  . . .         (158,000)          68,000           (297,000)        (228,000)

Income tax expense  . . . . . . . . . . . . .               --               --                 --               --
                                                 -------------    -------------      -------------    -------------

     Net income (loss)  . . . . . . . . . . .    $    (158,000)   $      68,000      $    (297,000)   $    (228,000)
                                                 =============    =============      =============    =============

Income (loss) per common share:

     Net income (loss)  . . . . . . . . . . .    $       (0.00)   $        0.00      $       (0.00)   $       (0.00)
                                                 =============    =============      =============    =============

Weighted average shares outstanding . . . . .       62,939,852       82,048,561         61,741,352       77,836,034
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

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (unaudited)



                                                                ADDITIONAL
                                                 COMMON          PAID-IN             RETAINED            TREASURY
                                                 STOCK           CAPITAL             DEFICIT               STOCK
                                             -------------    ---------------    ---------------      ---------------
Balance, December 31, 1994  . . . . .        $     664,000    $   132,572,000    $   (90,520,000)(A)  $   (20,757,000)
  Issuances of common stock, net    .               79,000          1,740,000                 --           15,760,000
  Conversions of European notes payable             16,000          2,123,000                 --                   --
  Equity adjustment from foreign currency
     translation  . . . . . . . . . .                   --                 --             (2,000)                  --
  Adjustment for unrealized gains (losses)
     on available-for-sale securities                   --                 --            100,000                   --
  Net loss  . . . . . . . . . . . . .                   --                 --         (1,625,000)                  --
                                             -------------    ---------------    ---------------      ---------------
Balance, December 31, 1995  . . . . .              759,000        136,435,000        (92,047,000)          (4,997,000)
  Issuances of common stock, net  . .                5,000         (1,549,000)                --            3,607,000
  Conversions of warrants and options                7,000          1,236,000                 --                   --
  Conversions of European notes payable             80,000         10,694,000                 --                   --
  Net loss  . . . . . . . . . . . . .                   --                 --           (228,000)                  --
                                             -------------    ---------------    ---------------      ---------------
Balance, June 30, 1996  . . . . . . .        $     851,000    $   146,816,000    $   (92,275,000)     $    (1,390,000)
                                             =============    ===============    ===============      ===============


(A) Includes, as a component of Retained Deficit, net unrealized gains (losses) on available-for-sale securities of ($100,000) as of December 31, 1994.



     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                             --------------------------------------
                                                                   1995                 1996
                                                             -----------------    -----------------
Cash flows from operating activities:
   Net loss   . . . . . . . . . . . . . . . . . . . . . .    $        (297,000)   $        (228,000)
      Adjustments to reconcile net loss to net cash
        provided by (used in)
        operating activities:
        Depreciation and amortization   . . . . . . . . .            1,065,000            1,256,000
        Forgiveness of related party note receivable  . .              232,000                   --
        Provision for doubtful accounts   . . . . . . . .             (180,000)                  --
        (Gain) loss on sales of assets and other  . . . .             (406,000)              19,000
        Accretion of discount on note payable   . . . . .                   --              234,000
        Amortization of European note issuance costs  . .               73,000              178,000

      Change in assets and liabilities:
        Decrease (increase) in accounts receivable  . . .               (8,000)             (81,000)
        Increase (decrease) in trade payables and other             (1,107,000)            (420,000)
                                                             -----------------    -----------------
          Net cash provided by (used in) operating
            activities  . . . . . . . . . . . . . . . . .             (628,000)             958,000
                                                             -----------------    -----------------

Cash flows from investing activities:
   Cash from acquired subsidiary  . . . . . . . . . . . .              190,000                   --
   Proceeds from sales of assets  . . . . . . . . . . . .            2,779,000              177,000
   Investor project advances  . . . . . . . . . . . . . .                   --            2,250,000
   Capital expenditures, net    . . . . . . . . . . . . .           (2,983,000)          (3,945,000)
                                                             -----------------    -----------------
        Net cash used in investing activities   . . . . .              (14,000)          (1,518,000)
                                                             -----------------    -----------------

Cash flows from financing activities:
   Transfers from segregated account cash   . . . . . . .                   --           10,000,000
   Proceeds from issuances of common stock, net of
      issuance costs  . . . . . . . . . . . . . . . . . .            1,404,000            2,492,000
   Investment in segregated account cash, net   . . . . .             (106,000)            (242,000)
   Repayment of notes payable and long-term obligations                     --           (1,258,000)
                                                             -----------------    -----------------
        Net cash provided by financing activities   . . .            1,298,000           10,992,000
                                                             -----------------    -----------------

Net increase (decrease) in cash and temporary investments              656,000           10,432,000
Cash and temporary investments at beginning of period . .            2,828,000            4,456,000
                                                             -----------------    -----------------
Cash and temporary investments at end of period . . . . .    $       3,484,000    $      14,888,000
                                                             =================    =================

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest  . . . . . . . . . . . . . . . . . . . . .    $          22,000    $         203,000
      Income taxes  . . . . . . . . . . . . . . . . . . .                   --                   --


     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1996
                                  (unaudited)



(1)      MANAGEMENT'S REPRESENTATIONS

         In the opinion of Harken Energy Corporation ("Harken"), the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 1995 and June 30, 1996 and the results of its operations and changes in its cash flows for all periods presented as of June 30, 1995 and 1996. These adjustments represent normal recurring items. Certain prior year amounts have been reclassified to conform with the 1996 presentations.

         The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations, although Harken believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Harken's Form 10-K/A for the year ended December 31, 1995.

         The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

         On December 21, 1995, pursuant to the terms of a Purchase and Sale Agreement (the "Panhandle Purchase and Sale Agreement"), Harken Exploration Company ("Harken Exploration"), a wholly-owned subsidiary of Harken, acquired certain interests in producing properties located in the panhandle region of Texas ("Panhandle Properties"). As consideration for the purchase of these interests, Harken issued, along with other consideration, 2.5 million shares of restricted Harken common stock (the "Purchase Shares"), $2.5 million in cash and a note payable by Harken Exploration to the seller for an initial face amount of $13 million. Harken had the option over the next two years to repay all or part of this $13 million note with restricted common stock at conversion rates tied to future trading prices of Harken common stock. The $13 million note was to mature and become payable in two stages, with each maturity amount subject to certain adjustments. On July 11, 1996, Harken Exploration entered into an exchange agreement with the holder of the $13 million note, whereby it was exchanged for, among other consideration, the issuance of 5,150,000 restricted shares of Harken common stock, including 185,000 shares held in escrow. See Note 5 -- Notes Payable and Long-Term Obligations for further discussion. The acquisition of the Panhandle Properties has been accounted for under the purchase method of accounting. Due to the note payable adjustments to be calculated, some of which were based on the future trading prices of Harken common stock, the allocation of the purchase price to the assets and liabilities related to the acquisition of the Panhandle Properties at December 31, 1995 was preliminary, with further adjustments to be reflected upon the final accounting for the $13 million note payable. With the July 11, 1996 exchange agreement resulting in the issuance of 5,150,000 restricted shares of Harken common stock with a market value of approximately $10,429,000 in full payment of the outstanding balance on the note, Harken has adjusted the purchase price of the Panhandle Properties as of June 30, 1996 to give effect to the finalization of the consideration issued in the purchase.

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

         During the second quarter of 1996, Harken acquired additional interests in CHAP, raising Harken's total interest in CHAP to approximately 94%. The purchase consideration paid by Harken to the sellers consisted of $338,000 cash plus the issuance of approximately 509,000 shares of restricted Harken common stock. Harken also assumed certain liabilities of the sellers relating to the property interests. All of the above acquisitions of the additional interests in CHAP have been accounted for under the purchase method of accounting.

         Merger with Search Exploration, Inc. -- In November 1994, Harken entered into an Agreement and Plan of Merger (the "Merger Agreement") with Search Exploration, Inc. ("Search"). Search is primarily engaged in the domestic exploration for, and development and production of oil and gas. Pursuant to the Merger Agreement, Search merged with and into Search Acquisition Corp., a wholly-owned subsidiary of Harken ("the Merger"). Upon the consummation of the Merger, (a) each outstanding share of Search common stock was converted into the right to receive that number of shares of Harken common stock determined by dividing $0.8099 by the average of the closing sales price of a share of Harken common stock on the American Stock Exchange over the 30 days immediately preceding the date that is five trading days prior to the consummation of the Merger, subject to certain restrictions ("the Average Trading Price"); (b) each outstanding share of Search Series 1993 Redeemable Preferred Stock was converted into the right to receive that number of shares of Harken common stock determined by dividing $1.00 by the Average Trading Price and (c) certain promissory notes to be issued by Search were, by their terms, converted into the right to receive that number of shares of Harken common stock determined by dividing the principal amount of each note by the Average Trading Price. In addition, the holders of Search common stock, certain notes and overriding royalty interests in certain properties of Search received a non-transferable right to receive additional shares in the future, if any, of Harken common stock or, under certain circumstances, cash, based upon the increase that may subsequently be realized by June 30, 1996 in the value of a group of undeveloped leases and properties of Search. The Merger was consummated following a vote held at a Search stockholders' meeting on May 22, 1995 and has been accounted for under the purchase method of accounting due to the above mentioned contingently issuable shares of Harken common stock.

         Acquisition of EnerVest Properties - On July 10, 1996 Harken, along with Harken Exploration, purchased working interests in certain producing oil and gas properties located in the Magnolia area of Arkansas and in the Carlsbad area of New Mexico (the "EnerVest Properties") from EnerVest Acquisition II-Limited Partnership ("EnerVest"). The purchase price of $15,200,000, plus the assumption of certain operational liabilities relating to these properties, is subject to adjustments for property defects identified including title defects, environmental defects and product production balancing defects. This purchase price was paid in the form of $5,000,000 cash paid at closing, 1,550,000 shares of Harken common stock which were issued following closing, and 1,159,091 shares of Harken common stock to be issued at a designated time following the registration and sale by the seller of the initial shares issued following closing. Harken also issued to EnerVest warrants to purchase, over a period of three years from closing, 300,000 shares of Harken common stock at an exercise price of $2.75 per share. The agreement includes adjustment provisions pursuant to which Harken may be obligated to issue additional shares of Harken common stock if the seller does not realize at least $10,200,000 from its sales of such shares. The seller will maintain a lien on these properties until such time as it has received or recognized $7,000,000 in proceeds from the sales of these shares of Harken common stock.

         At May 31, 1996, the EnerVest Properties consisted of proved reserves of approximately 1,928,000 barrels of oil and approximately 4,490,000 mcf of gas, with a discounted value of future net revenues of approximately $15,936,000.

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



                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                    --------------------------------
                 AVAILABLE-FOR-SALE                       1995             1996
                 ------------------                 ---------------   --------------
                 Gross Realized Gains               $    14,000        $         --
                 Gross Realized Losses                        --                 --

(4)      PROPERTY AND EQUIPMENT

         A summary of property and equipment follows:

                                                                               DECEMBER 31,           JUNE 30,
                                                                                   1995                 1996
                                                                             ---------------      ----------------
       Oil and gas properties --
          Unevaluated international properties not being amortized  . .      $    4,866,000       $     5,002,000
          Unevaluated domestic properties not being amortized . . . . .          11,117,000            10,578,000
          Evaluated domestic properties being amortized . . . . . . . .          39,526,000            39,823,000
       Gas plants and other property  . . . . . . . . . . . . . . . . .           6,746,000             7,033,000
       Less accumulated depreciation
          and amortization  . . . . . . . . . . . . . . . . . . . . . .         (10,113,000)          (11,379,000)
                                                                             --------------       ---------------
                                                                             $   52,142,000       $    51,057,000
                                                                             ==============       ===============

(5)     NOTES PAYABLE AND LONG-TERM OBLIGATIONS

                                                                              DECEMBER 31,            JUNE 30,
                                                                                  1995                  1996
                                                                             -------------         --------------
         Note payable to seller of producing properties (A)                  $  12,786,000         $   10,429,000

         Notes payable to investors (B)                                            132,000                     --

         Note payable to Tejas Power Corporation (C)                               394,000                     --

         Notes payable to former stockholder of subsidiary (D)                     400,000                     --

         Notes payable to former investors in Search managed
              limited partnerships (E)                                             332,000                    --
                                                                             -------------         --------------
                 Total                                                          14,044,000             10,429,000
         Less amount classified as current liability                              (868,000)                    --
                                                                             -------------         --------------
                 Total long-term obligations                                 $  13,176,000         $   10,429,000
                                                                             =============         ==============

         (A) As discussed in Note 2 -- Acquisitions, in December 1995 Harken Exploration issued to the seller of the Panhandle Properties a note payable in the initial face amount of $13 million (the "Panhandle Note"). The Panhandle Note bore interest at 5% per annum as to $8,000,000 in principal amount only, was secured by Harken Exploration's interest in the acquired properties and was not guaranteed by Harken. The Panhandle Note was to mature and become payable in two stages. On October 18, 1996, $8,000,000 in principal amount of the Panhandle Note, subject to adjustment as described below, was to mature, and become payable ("Maturity I"). The remaining $5,000,000 in principal amount of the Panhandle Note was non-interest bearing and, subject to adjustment, was to mature and become payable ("Maturity II") on July 15, 1997; provided, however, that if the amount due at Maturity I was paid in shares of Harken common stock ("Maturity I Shares") as described below, such principal amount was to mature and become payable on the earlier of (i) the expiration of 270 days following the date upon which the SEC declared effective a registration statement covering the resale of the shares issued at Maturity I or (ii) November 15, 1997. The initial recorded amount of the Panhandle Note was equal to the discounted fair value of the payments to be made at each maturity date, using a market rate of interest of 6.66%. As Harken's intention was always to pay the Panhandle Note with shares of Harken common stock, the entire Panhandle Note balance has been included in long-term obligations.

         Pursuant to the Panhandle Purchase and Sale Agreement, Harken Exploration could elect to pay the amounts due at either or both of Maturity I and Maturity II in shares of Harken common stock, with the number of shares to be issued at Maturity I to be determined by dividing the amount due at Maturity I by the average of the closing prices of Harken common stock on the American Stock Exchange during the period beginning on January 22, 1996 and ending ten
(10) trading days prior to Maturity I (the "Maturity I Average Trading Price") and the number of shares to be issued at Maturity II to be determined by dividing the amount due at Maturity II by the average of the closing prices of Harken common stock on the American Stock Exchange during the period beginning upon the date which the above mentioned registration statement is declared effective and ending ten (10) trading days prior to Maturity II.

         On July 11, 1996, Harken Exploration entered into an exchange agreement with the seller of the Panhandle Properties, pursuant to which Harken issued 5,150,000 restricted shares of Harken common stock, including 185,000 shares held in escrow, in satisfaction of all obligations owed by Harken Exploration to the seller under the terms of the Panhandle Note. As of July 11, 1996, such restricted shares of Harken common stock had an approximate market value of $10,429,000. Under this exchange agreement, Harken Exploration agreed to pay the seller the amount, if any, by which the proceeds from the sale of these shares of Harken common stock sold by the seller are less than $8,500,000. In connection with this exchange agreement, (a) Harken granted the seller the right to request Harken to effect up to two registrations of these shares of Harken common stock issued under the Securities Act of 1933 and (b) Harken granted to the seller a lien over the properties purchased from the seller to secure, among other things, the obligations of Harken Exploration under the exchange agreement. The 185,000 shares of Harken common stock held in escrow are held pending resolution of certain title defects relating to the properties purchased from the seller and will be released from escrow to the seller unless the decrease in value of these properties resulting from these defects exceeds $480,000. Harken has adjusted the value of the Panhandle Note as of June 30, 1996 to equal the approximate market value of the shares issued to satisfy the obligation.

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

         (C) As part of Harken's December 1995 exchange of its shares of Tejas Preferred Stock for the shares of Harken Series C Preferred stock held by Tejas, Harken issued a note payable for $394,000 which was payable in quarterly installments through September 30, 1997, but was repaid early by Harken in March 1996. The note bore interest at a rate of 10% per annum.

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

(6)      EUROPEAN CONVERTIBLE NOTES PAYABLE

         During the second quarter of 1995, Harken issued to qualified purchasers a total of $15 million in 8% Senior Convertible Notes (the "8% European Notes") which were to mature in May 1998. Interest on these notes was payable semi- annually in May and November of each year to maturity or until the 8% European Notes were converted. Such 8% European Notes were convertible at any time by the holders into shares of Harken common stock at a conversion price of $1.50 per share ("the 8% European Note Conversion Price"). Such 8% European Notes were also convertible by Harken into shares of Harken common stock after one year following issuance, if for any period of thirty consecutive days the closing price for each day during such period shall have equaled or exceeded 140% of the 8% European Note Conversion Price (or $2.10 per share of Harken common stock). In connection with the sale and issuance of the 8% European Notes, Harken paid approximately $1,750,000 from the 8%
European Note proceeds for commissions and issuance costs.    In addition, at
closing of the sale of the 8% European Notes, Harken issued to the placement agents certain non-transferable stock purchase warrants to purchase one million shares of Harken common stock which are currently exercisable by the holders thereof at any time on or before May 11, 1999 at an exercise price equal to the 8% European Note Conversion Price described above. Also, Harken paid a fee in the form of 92,308 shares of Harken common stock to another financial advisor in connection with the 8% European Notes.

           As of June 30, 1996, Harken had received notification that holders of 8% European Notes totaling $14,300,000 had exercised their conversion option and had been issued 9,533,311 shares of Harken common stock. Subsequent to June 30, 1996, additional notifications of exercise of conversion options have been received from all remaining holders of 8% European Notes totaling $700,000, which has resulted in the additional issuance of 466,664 shares of Harken common stock.

         On July 30, 1996, Harken issued to qualified purchasers a total of $40 million in 6 1/2% Senior Convertible Notes (the "6 1/2% European Notes") which mature on July 30, 2000. Interest on these notes is payable semi-annually in January and July of each year to maturity or until the 6 1/2% European Notes are converted. Such 6 1/2% European Notes are convertible at any time following September 9, 1996 by the holders into shares of Harken common stock at a conversion price of $2.50 per share ("the 6 1/2% European Note Conversion Price"). The 6 1/2% European Notes are also convertible by Harken into shares of Harken common stock after one year following issuance, if for any period of thirty consecutive days commencing on or after November 28, 1996, the closing price of Harken common stock each trading day during such period shall have equaled or exceeded 135% of the 6 1/2% European Note Conversion Price (or $3.375 per share of Harken common stock). In connection with the sale and issuance of the 6 1/2% European Notes, Harken paid approximately $3,142,000 from the 6 1/2% European Note proceeds for commissions and issuance costs.

         Upon closing, all proceeds from the sale of the 6 1/2% European Notes were paid to a Trustee under the terms of a Trust Indenture and are held in a separate interest bearing Trust account (the "Segregated Account") to be maintained for Harken's benefit, until the Trustee is presented with evidence of sufficient asset value, as defined, held by Harken to permit an advance of a portion of the proceeds. Harken must maintain an Asset Value Coverage Ratio equal to or greater than 1:1 which is calculated as the ratio of the sum of 100% of the aggregate amount of Harken's's cash on deposit in the Segregated Account plus 60% of the aggregate amount of Harken's marketable securities plus 50% of the SEC value of Harken's domestic unencumbered total proved reserves of which at least 75% thereof must be proved developed producing reserves to the aggregate outstanding principal amount of the 6 1/2% European Notes. Upon a conversion, any proceeds attributable to the 6 1/2% European Notes converted which remain in the Segregated Account may be released and paid to Harken without regard to the asset value then existing.

         The 6 1/2% European Notes were sold strictly to non-U.S. purchasers and are convertible in $50,000 increments. Similar to the 8% European Notes, the 6 1/2% European Notes and the Harken common stock issuable upon conversion of the 6 1/2% European Notes have been or will be issued without registration under the United States Securities Act of 1933 (the "Securities Act") pursuant to an exemption contained in Regulation S promulgated under the Securities Act.

         Commissions and issuance costs associated with the 8% European Notes and the 6 1/2% European Notes have been deferred and are included in Other Assets and are amortized to interest expense over the period until conversion or maturity of the European Notes. As European Notes are converted to Harken common stock, a pro-rata portion of these deferred costs are charged to additional paid-in capital.

         To the extent that proceeds invested in the Segregated Account at the balance sheet date are available under the above discussed Asset Value Coverage Ratio limitations, such cash is included as a current asset in Cash Available in European Segregated Account in the accompanying consolidated balance sheets. Segregated Account cash that is not available as of the balance sheet date, due to the Asset Value Coverage Ratio limitations, is reflected as Restricted Cash in European Segregated Account in the accompanying consolidated balance sheets, and is a non-current asset. The initial cash proceeds from the issuance of the European Notes are not included in the Statement of Cash Flows because the proceeds are not considered to be cash equivalents. Transfers of proceeds from the Segregated Account are included in cash flows from financing activities in the Statements of Cash Flows.

(7)      STOCKHOLDERS' EQUITY

         Common Stock - Harken currently has authorized 125,000,000 shares of $.01 par common stock. At December 31, 1995 and June 30, 1996, Harken had issued 75,913,832 and 85,078,958 shares, respectively, and held 1,440,896 and 400,896 shares, respectively, as treasury stock at a cost of $4,997,000 and $1,390,000, respectively. Subsequent to June 30, 1996 and as of July 31, 1996, Harken has issued an additional 7,467,734 shares of Harken common stock as discussed below.

         Acquisition of CHAP Interests -- In May 1995, Harken acquired an additional interest of approximately 12% in CHAP in exchange for, among other consideration, 534,000 restricted shares of Harken common stock. In April 1996, Harken acquired an additional interest of approximately 12% in CHAP primarily in exchange for, among other consideration, 509,000 restricted shares of Harken common stock. See Note 2 -- Acquisitions for further discussion.

         Acquisition of Search Exploration, Inc. -- In May 1995, Harken consummated the Merger with Search. See Note 2 -- Acquisitions for further discussion. Pursuant to the terms of the Merger Agreement, a total of approximately 2.2 million shares of Harken common stock were issued to the common stockholders of Search, preferred stockholders of Search and certain note holders of Search. In connection with the Merger, Harken issued warrants entitling the holders to purchase 732,771 shares of Harken common stock at an exercise price of $1.82 per share. As of June 30, 1996, 597,127 shares of Harken common stock had been issued upon exercise of such warrants. Up to approximately 8.1 million additional shares of Harken common stock ("Contingent Shares"), if any, may be issued on or about September 30, 1996 to the holders of record at the effective time of the Merger of certain Search securities issued by Search and overriding royalty interests in certain properties held by Search, based in part upon the increase that may subsequently be realized in the value of a group of undeveloped leases and properties of Search. As of the most recent valuation date required under the terms of the Merger Agreement, no Contingent Shares would be issuable based upon the value of this group of undeveloped leases and properties of Search.

         Issuance of European Convertible Notes Payable -- In connection with the issuance of $15 million in European 8% Senior Convertible Notes in May 1995, Harken issued to the placement agents for the 8% European Notes certain non- registered non-transferrable stock purchase warrants to purchase one million shares of Harken common stock which are currently exercisable by the holders thereof at any time on or before May 11, 1999 at an exercise price of $1.50 per share. In addition, the 8% European Notes were convertible into a maximum of approximately 10,000,000 shares of Harken common stock. As of June 30, 1996, Harken had received notification that holders of 8% European Notes totaling $14,300,000 had exercised their conversion option and had been issued 9,533,311 shares of Harken common stock. See Note 6 - European Convertible Notes Payable for further discussion. Subsequent to June 30,1996, additional notifications of exercise of conversion options have been received from all remaining holders of 8% European Notes totaling $700,000 which has resulted in the additional issuance of 466,664 shares of Harken common stock. Also, Harken paid a fee of 92,308 shares of Harken common stock to a financial advisor in connection with the 8% European Notes and the market value of such shares as of the date issued was included as deferred issuance costs in Other Assets in the accompanying consolidated balance sheets.

         In July 1996, Harken issued to qualified purchasers a total of $40 million in 6 1/2% European Notes which mature on July 30, 2000. The 6 1/2% European Notes are convertible under certain terms into approximately 16,000,000 shares of Harken common stock. In connection with the issuance of the 6 1/2% European Notes, Harken issued to the placement agents for the 6 1/2% European Notes certain non-registered non-transferrable stock purchase warrants to purchase 1,280,000 shares of Harken common stock which are currently exercisable by the holders thereof at any time on or before July 31, 1999 at an exercise price of $2.50 per share.

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

         In December 1995, Harken Exploration acquired certain interests in producing properties located in the panhandle region of Texas ("Panhandle Properties") in exchange for, among other consideration, 2.5 million shares of Harken common stock and a $13 million note payable which was payable, at Harken's option, in shares of Harken common stock. In July 1996, Harken Exploration entered into an exchange agreement with the seller of the Panhandle Properties, pursuant to which Harken issued 5,150,000 restricted shares of Harken common stock, including 185,000 shares held in escrow, in satisfaction of all obligations owed by the subsidiary to the seller under the terms of the Panhandle Note. See Notes 2 and 5 -- Acquisitions and Notes Payable and Long-Term Obligations for further discussion.

         Acquisition of EnerVest Properties - On July 10, 1996, Harken Exploration entered into an asset purchase and sale agreement (the "EnerVest Agreement') with EnerVest. Pursuant to the EnerVest Agreement, Harken Exploration acquired all of EnerVest's working interests in certain producing oil and gas leases located in Arkansas and New Mexico and property and equipment related thereto (the "EnerVest Properties"), for a purchase price valued at approximately $15,200,000 and the assumption of certain operational liabilities relating to these properties. See Note 2 -- Acquisitions for further discussion. The preliminary purchase price consisted of 1,550,000 shares of Harken common stock (the "Tranche A Shares") issued after closing, $5,000,000 in cash payable at closing, and an additional number of shares of Harken common stock to be issued in the future as described below. Harken also issued to EnerVest warrants to purchase, for a period of three (3) years from closing, 300,000 shares of Harken common stock at an exercise price of $2.75 per share.

         Pursuant to the EnerVest Agreement, upon the expiration of 180 days from the date the registration statement is declared effective by the SEC relating to the resale of the Tranche A Shares, Harken is required to issue an additional 1,159,091 shares of Harken common stock (the "Tranche B Shares") to EnerVest; provided, however, that if the sum of (i) the actual gross proceeds realized by EnerVest from the sale of the Tranche A Shares and (ii) the then market value of Tranche A Shares still held by EnerVest (together, the "Tranche A Realized Proceeds") is less that $4,262,500, Harken is required to issue such additional number of shares of Harken common stock (the "Deficiency Shares"), in addition to the Tranche B Shares, having a market value at the time of issuance equal to the difference between $4,262,500 and the Tranche A Realized Proceeds. In addition, at the time Harken is to issue the Tranche B Shares, it will calculate the aggregate value of all adjustments that are either identified and agreed to under the EnerVest Agreement or identified but still contingent under the EnerVest Agreement. These adjustments will include matters such as title defects, identification of unplugged uneconomic wells, environmental matters and gas imbalances. The aggregate value of all such adjustments that have been identified and agreed to will be offset against the Tranche B Shares prior to issuance. The aggregate value, up to $500,000, of all such adjustments that have been identified but are still contingent will be evidenced by a portion of the Tranche B Shares which Harken will hold back from issuance until such contingent matters are resolved. EnerVest will also put $1,000,000 cash into an escrow account which may be offset or drawn against by Harken to satisfy other defects identified by Harken under the EnerVest Agreement. Upon the expiration of 180 days from the sale of the Tranche B Shares and the Deficiency Shares, Harken may be required to issue an additional number of shares of Harken common stock (the "Tranche C Shares') if the sum of
(i) the actual proceeds realized by EnerVest from the sale of all of the shares of Harken common stock sold by EnerVest up to such time and (ii) the then market value of any shares of Harken common stock still held by EnerVest (together the "Total Realized Proceeds") is less than $10,200,000 as adjusted for the defects and adjustments raised by Harken. In such event, Harken shall be required to issue the number of Tranche C Shares having a market value at the time of issuance equal to the difference between $10,200,000 and the Total Realized Proceeds.

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

(9)      INCOME TAXES

         At June 30, 1996, Harken had available for federal income tax reporting purposes, net operating loss (NOL) carryforward for regular tax purposes of approximately $65,000,000 which expires in 1997 through 2010, alternative minimum tax NOL carryforward of approximately $57,000,000 which expires in 1997 through 2010, investment tax credit carryforward of approximately $860,000 which expires in 1996 through 2002, statutory depletion carryforward of approximately $1,200,000 which does not have an expiration date, and a net capital loss carryforward of approximately $6,100,000 which expires in 2007 through 2008. Approximately $16,000,000 of the net operating loss carryforward has been acquired with the purchase of subsidiaries and must be used to offset future income from profitable operations within those subsidiaries.

         Total deferred tax liabilities, relating primarily to property and equipment, as of June 30, 1996, computed under the provisions of the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", were approximately $7,528,000. Total deferred tax assets, primarily related to the net operating loss carryforward, were approximately $22,364,000 at June 30, 1996. The total net deferred tax asset is offset by a valuation allowance of approximately $14,836,000 at June 30, 1996.



(10)     COMMITMENTS AND CONTINGENCIES

         Colombian Operations-Alcaravan Contract -- During the third quarter of 1992, Harken de Colombia, Ltd., a wholly-owned subsidiary of Harken, was awarded the exclusive right to explore for, develop and produce oil and gas throughout the Alcaravan area of Colombia. This Alcaravan area currently covers approximately 210,000 acres. The Alcaravan area is located in Colombia's Llanos Basin and is located approximately 140 miles east of Santafe De Bogota. Harken and Empresa Colombiana de Petroleos ("Ecopetrol") have entered into an Association

Contract (the "Alcaravan Contract") which requires Harken to conduct a seismic and exploratory drilling program in the Alcaravan area during the initial six
(6) years of the Alcaravan Contract. At the end of each of the first six years of the Alcaravan Contract, Harken has the option to withdraw from the Alcaravan Contract or to commit to the next year's work requirements. If during the initial six years of the Alcaravan Contract, Harken discovers a field capable of producing oil or gas in quantities that are economically exploitable and Ecopetrol agrees that such field is economically exploitable (a "commercial discovery"), the term of the Alcaravan Contract covering such field will be extended for a period of 22 years from the date of such commercial discovery. Harken has completed all work requirements for the first, second and third years of the Alcaravan Contract.

         Upon a discovery of a field capable of commercial production, Ecopetrol will reimburse Harken for 50% of its successful well costs expended up to the point of declaration of a commercial discovery. Production from a field following a commercial discovery will be allocated as follows: Ecopetrol, on behalf of the Colombian government, will receive a 20% royalty interest in all production. All production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Harken until cumulative production in such field reaches 60 million barrels of oil, after which Ecopetrol's share of production will progressively increase and Harken's share will progressively decrease until cumulative production from the field reaches 150 million barrels of oil, and thereafter all production will be allocated 70% to Ecopetrol and 30% to Harken. If more than one field capable of commercial production is discovered on the Alcaravan acreage, the production sharing percentages applicable to the field with the greatest cumulative production will be applied to all fields within the Alcaravan acreage. After declaration of a commercial discovery, Harken and Ecopetrol will be responsible for all future operating expenses in direct proportion to their interest in production.

         In September 1994, Huffco Group, Inc. ("Huffco") of Houston, Texas joined Harken in the drilling of Harken's first exploratory well under the Alcaravan Contract. Under the terms of a joint operating agreement, Harken served as operator and retained a 50% interest in the well. The well, the Alcaravan #1, was spudded in early February 1995 and was drilled to a depth of 10,550 feet to test for commercial quantities of oil in the oil prone zones prevalent in the Llanos Basin; the Carbonera, Mirador, Guadalupe and the basal Cretaceous formations. Harken initially determined in April 1995 that the Alcaravan #1 well failed to produce commercial quantities of oil. Harken intends to re-enter the well, preferably with a joint venture partner, to finalize the evaluation of the Alcaravan #1 well's ability to produce commercial quantities of oil. As a result, the costs incurred on the Alcaravan #1 well continue to be capitalized at June 30, 1996, as unevaluated oil and gas properties, pending final determination of the results of the well. In addition, Huffco elected to not participate in the further exploration and development of the Alcaravan acreage and reassigned all interest and rights therein to Harken.

          On June 28, 1996, Harken along with Harken de Colombia, Ltd. entered into development finance agreements ("the Palo Blanco Development Finance Agreements") with BSR Investments, Inc. and Greyledge LLC, respectively ("the Palo Blanco Investors"), which cover the Palo Blanco prospect under the Alcaravan Contract area. Under the terms of the Palo Blanco Development Finance Agreements, the Palo Blanco Investors will provide an aggregate of $2,500,000 to Harken de Colombia, Ltd. to finance the drilling of the first well on the Palo Blanco prospect in exchange for an aggregate beneficial interest in 40% of the net profits which may be realized by Harken de Colombia, Ltd. from this prospect, subject to reduction upon exercise of an election to exchange this interest or any part thereof for shares of Harken common stock. The Palo Blanco Investors will receive as part of the consideration for this transaction an aggregate of 90,000 shares of restricted Harken common stock.

         Under the Palo Blanco Development Finance Agreements, both the Palo Blanco Investors and Harken have options to elect to exchange the Palo Blanco Investors' respective beneficial interests in the Palo Blanco prospect for restricted shares of Harken common stock. The Palo Blanco Investors may elect to exchange from time to time up to all of their interests for an aggregate of up to 1,109,976 restricted shares of Harken common stock, or any lesser part on a prorated basis. Harken may exercise its option to exchange on the same terms but only as to 75% of such interests on a similar prorated basis. Harken may thereafter elect to exchange the remaining 25% of such unexchanged interests, if any, for additional shares of restricted Harken common stock based upon 50% of the independently engineered valuation of the first well drilled on this Palo Blanco prospect. Following the issuance of such Harken common stock thereunder, the Palo Blanco Investors will have certain registration rights with regard thereto. Subsequent to June 30, 1996, Harken received from the Palo Blanco Investors the initial scheduled advances pursuant to the Palo Blanco Development Finance Agreements totaling $625,000. The Palo Blanco Investors elected to exercise their option to exchange these initial interests resulting in the issuance of 299,994 restricted shares of Harken common stock.

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

         During the initial six year term of the Bocachico Contract, if Harken makes a commercial discovery on one or more prospect areas in the contract area, the contract covering such prospect area(s) will be further extended for a period of 22 years from the date of any commercial discovery of oil and/or gas. The production sharing arrangements under the Bocachico Contract are substantially similar to those under the Alcaravan Contract.

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

         Harken has also conducted engineering studies to evaluate the potential for recovering existing oil reserves in the Rio Negro area, which is located in the northern portion of the Bocachico Contract area. Three wells were drilled over 30 years ago in this area by another contractor who produced and subsequently abandoned the wells. Well information and data, including production rates, well logs and pressure tests, has been utilized by Harken in its studies to evaluate the feasibility of applying modern production and recovery techniques in this area. On January 19, 1995, after completing the engineering feasibility study, Harken notified Ecopetrol of Harken's commitment to drill a well under the Bocachico Contract, and thereby extended the Bocachico Contract into its second year. Harken spudded its first well to be drilled on this Bocachico Contract area, named the Torcaz #2 well, on July 18, 1996. This well is projected to be drilled to a depth of 8,500 feet and should take approximately 22 to 25 days to reach this depth. Harken hopes to have test results available from this well by the end of August 1996.

         Under the original terms of the Bocachico Contract, Harken was required to complete the first well on the Bocachico acreage by June 5, 1996. Harken has obtained an extension whereby the first well on the Bocachico acreage must now be completed by September 4, 1996. In addition, Harken has committed to drilling a second well thereby extending the Bocachico Contract into its third year, and has filed applications for environmental permits on two additional well locations within the Bocachico Contract area.

         In October 1995, Harken entered into a Development Finance Agreement (the "Rio Negro Development Finance Agreement") with Arbco Associates L.P., Offense Group Associates L.P., Kayne Anderson Nontraditional Investments L.P. and Opportunity Associates L.P. (collectively, the "Rio Negro Investors"), pursuant to which the Rio Negro Investors agreed to provide up to $3,500,000 to Harken to finance the drilling of two wells, including the Torcaz #2 well, on the Rio Negro prospect in the Bocachico Contract area in exchange for the right to receive future payments from Harken equal to 40% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from the Rio Negro prospect (the "Participation") if the planned drilling on that prospect is successful. Pursuant to the Rio Negro Development Finance Agreement, Harken has agreed to drill two wells on the Rio Negro prospect. As of June 30, 1996, Harken had requested and received $2,000,000 pursuant to the Rio Negro Development Finance Agreement, and has reflected such amount as a reduction to its investment in Colombian oil and gas properties in the accompanying consolidated balance sheet.

         Pursuant to the Rio Negro Development Finance Agreement, the Rio Negro Investors have the right at any time prior to October 12, 1997 (the "Commitment Date"), to convert all or part of the Participation into shares of Series D Preferred Stock of Harken (the "Preferred Stock"), and Harken likewise has the right, exercisable at the Commitment Date, to convert up to 75% of the Participation into shares of Preferred Stock if the Rio Negro Investors have not previously elected to convert all of such Participation. If Harken exercises its right to convert the Participation into Preferred Stock, the Rio Negro Investors at that time can elect to receive cash or Preferred Stock equal to the amount of the balance of the remaining Participation plus an additional amount computed at a rate of 25% per annum. In addition, the Rio Negro Investors may then elect to further convert any remaining portion of the Participation into additional shares of Preferred Stock. The shares of Preferred Stock which may be issued pay dividends at an annual rate of 15% and are redeemable by Harken without premium except for accrued unpaid dividends at any time after the Commitment Date, and must be redeemed by Harken no later than October 12, 2000. A failure by Harken to timely pay dividends due under this Preferred Stock for three quarters or to redeem such Preferred Stock when due would give rise to a right exercisable on behalf of the Rio Negro Investors to elect one director to Harken's Board of Directors.

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

         Bolivar Contract -- In May 1996, Harken de Colombia, Ltd. signed an additional Association Contract with Ecopetrol, covering the Bolivar Contract area. Under the Bolivar Contract, Harken has acquired the exclusive rights to conduct exploration activities in the Bolivar Contract area, which covers approximately 250,000 acres in the Northern Middle Magdalena Valley of Central Colombia.

         During the first two years of this Bolivar Contract, Harken's work program will consist of preparing an engineering study of the Buturama and Totumal fields located on and adjacent to this acreage, the reprocessing of 250 kilometers of seismic data and the acquisition of 100 kilometers of new seismic data on this contract area. During each of the third through the sixth contract years, Harken may elect to continue the contract by committing to the drilling of at least one well during each contract year. The production sharing arrangements under the Bolivar Contract are substantially similar to those under the Cambulos Contract.

         Two earlier oil fields, located in the Buturama Area and the Lebrija Area, were discovered and drilled by a major operator beginning in the early 1950's. These earlier wells were produced for a number of years and then subsequently abandoned. Harken has obtained and reviewed well data and information including well logs, and production rates from these earlier wells. Harken intends to apply modern drilling and completion techniques, including the use of horizontal drilling similar to that used in the Austin Chalk formation in Texas, in these areas.

         The production sharing arrangements under the Bolivar Contract are substantially similar to those under the Cambulos Contract.

         Bahrain Operations -- In January 1990, Harken, through its wholly-owned subsidiary, Harken Bahrain Oil Company ("HBOC"), entered into a production sharing agreement with the Bahrain National Oil Company ("BANOCO") which gave it the exclusive right to explore for, develop and produce oil and gas throughout most of Bahrain's Arabian Gulf offshore territories. In 1992 and 1993, HBOC drilled two exploratory wells, neither of which discovered commercial quantities of oil or gas. In January 1996, the term of the production sharing agreement expired of its own accord. Harken had negotiated with BANOCO to extend the term of the production sharing agreement and expand the acreage covered thereby, however, Harken was unable to identify a joint venture partner to share in the exploration of the production sharing agreement acreage.

         Other -- The exploration, development and production of oil and gas are subject to various Navajo, federal, state and local laws and regulations designed to protect the environment. Compliance with these regulations is part of Harken's day-to-day operating procedures. Infrequently, accidental discharge of such materials as oil, natural gas or drilling fluids can occur and such accidents can require material expenditures to correct. Harken maintains levels of insurance customary in the industry to limit its financial exposure. Management is unaware of any material capital expenditures required for environmental control during the next fiscal year.

         The Aneth Gas Plant facility, of which Harken Southwest Corporation ("HSW"), a wholly-owned subsidiary, is a co-owner, was in operation for many years prior to HSW's becoming an owner. The operations at the Aneth Gas Plant previously used open, unlined drip pits for storage of various waste products. The plant owners have replaced all of the open ground pits currently being used with steel tanks. The plant owners are currently in the process of closing the open ground pits.

         Texaco, the plant's operator, received a letter from the EPA dated July 21, 1991 and a subsequent letter dated June 8, 1992, in which the EPA requested certain information in order to determine if there had been at the Aneth Gas Plant the release of hazardous substances to the environment. Texaco has advised HSW that certain information was supplied to the EPA pursuant to this request. Subsequently, core samples in and around certain pit areas were jointly taken by the EPA and Texaco. The EPA approved a plan dated April 12, 1996 proposed by Texaco for the remediation and closure of these pits.

              An agreement has been reached between the present plant owners and the previous owner concerning responsibility for and sharing of costs of pit closures in and around the Aneth Gas Plant. Harken has accrued a contingency reserve of $219,000 for its best estimate of its share of the remediation cost.

         Harken has accrued approximately $1,128,000 at June 30, 1996 relating to other operational or regulatory contingent liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including a certain lawsuit and the guarantee of certain lease obligations of a former subsidiary, which in management's opinion, will not result in significant loss exposure to Harken.

         Search Acquisition Corp., a wholly-owned subsidiary of Harken, has been named as a defendant in a lawsuit by certain parties. On February 28, 1996, the court granted Search Acquisition's motion for summary judgement. The plaintiff has appealed the decision of the trial court. Although the ultimate outcome of this litigation is uncertain, Harken believes that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken's financial condition.

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

                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      JUNE 30,                      JUNE 30,
                                                         ------------------------------   ---------------------------
DOMESTIC EXPLORATION AND                                      1995              1996           1995            1996
- -------------------------                                -------------    -------------   ------------   ------------
PRODUCTION OPERATIONS                                              (UNAUDITED)                    (UNAUDITED)
- ---------------------
       REVENUES
       --------
            Oil sales revenues                          $   1,054,000     $   1,496,000  $   1,846,000  $   2,830,000
                Oil volumes in barrels                         56,000            72,000        100,000        144,000
                Oil price per barrel                    $       18.82     $       20.78  $       18.46  $       19.65
            Gas sales revenues                          $     310,000     $     674,000  $     506,000  $   1,146,000
                Gas volumes in mcf                            225,000           274,000        371,000        490,000
                Gas price per mcf                       $        1.38     $        2.46  $        1.36  $        2.34
            Gas plant revenues                          $     176,000     $     218,000  $     361,000  $     409,000

       OTHER REVENUES
       --------------

            Interest income                             $     168,000     $    202,000   $     203,000  $     385,000
            Other income                                $      74,000     $         --   $     465,000  $     161,000

FOR THE SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE CORRESPONDING PRIOR PERIOD.

OVERVIEW

        Harken reported a net loss for the six months ended June 30, 1996 of $228,000 compared to a net loss of $297,000 for the prior year period. Total revenues increased from approximately $3.4 million during the first six months of 1995 to approximately $4.9 million for the first six months of 1996, primarily due to four acquisitions consummated during 1995 that increased Harken's domestic producing properties and oil and gas reserves. Gross profit before depreciation and amortization, general and administrative and interest expenses totaled approximately $2.8 million during the six months ended June 30, 1996 compared to approximately $1.8 million for the prior year period. Gross profit as a percentage of oil and gas sales revenues decreased slightly during the six months ended June 30, 1996 compared to the prior year period primarily due to the normal production declines of the Four Corners properties and higher operating cost levels associated with the Yellowhouse Properties.

       Internationally, Harken announced in April 1996 that it had received final approval from the Environmental Ministry in Colombia to initiate drilling operations on the initial well to be drilled on the Bocachico Contract area the Torcaz #2 well. Harken spudded the Torcaz #2 well on July 18, 1996. This well is projected to be drilled to a depth of 8,500 feet and should take approximately 22 to 25 days to reach this depth. Harken hopes to have test results available from this well by the end of August 1996.

DOMESTIC OPERATIONS

       Gross oil and gas revenues during the first six months of 1995 and 1996 were generated by Harken's domestic exploration and production operations. During the first six months of 1995 these domestic operations consisted primarily of the operations of Harken Southwest Corporation ("HSW"), which includes production of oil and gas reserves in the Aneth Field and Blanding Sub-Basin portions of the Paradox Basin in the Four Corners area of Utah, Arizona and New Mexico, primarily on the Navajo Indian Reservation. Such operations are primarily conducted through HSW's interests in the CHAP Venture ("CHAP"). Harken also includes in oil and gas revenues certain gas plant revenues, primarily from CHAP's plant owner interest in the Aneth Gas Plant which serves many of the Utah properties.

       During the first six months of 1996, Harken's domestic operations also include the onshore South Texas production operations of Search Exploration, Inc. ("Search"), which was merged into a wholly-owned subsidiary of Harken in May 1995. In addition, 1996 activity includes the October 1995 acquisition of the Yellowhouse Properties in the western region of Texas as well as the December 1995 acquisition of the Panhandle Properties located in the panhandle region of Texas.

       Gross oil revenues increased significantly during the first six months of 1996 compared to 1995 primarily due to the additional production volumes added as a result of the above mentioned acquisitions and higher oil prices.
In particular, the addition of the Yellowhouse Properties contributed approximately $979,000 to the first six months of 1996 oil revenues, while the Panhandle Properties contributed approximately $107,000 to the first six months of 1996 oil revenues. In addition, the higher price received per barrel of oil produced reflects the increasingly strong demand for crude oil, particularly in the Four Corners region.

       Gross gas revenues also increased significantly for the six months ended June 30, 1996 compared to the prior year period, again due to the acquisitions consummated during 1995. The Panhandle Properties contributed approximately $536,000 to first half 1996 gas revenues, despite many of the properties experiencing numerous temporary operational curtailments during the first quarter. These operational problems have been resolved during the second quarter which has resulted in the resumption of normal gas production and increased gas revenues from the Panhandle Properties. The gas produced from the Panhandle Properties, with its associated products, can be currently sold at approximately a 60% premium to posted gas prices in the region as a result of the high BTU content of such gas. Harken received an average of $3.70 per mcf for Panhandle Property gas during the first six months of 1996. Harken also recorded approximately $176,000 of gas revenues from the acquisition of Search. In addition, Harken received an average of $1.60 per mcf from Harken's Four Corners gas production during the first half of 1996 compared to $1.36 per mcf received during the first half of 1995.

       Oil and gas operating expenses consist of lease operating expenses and gas plant expenses, along with a number of production and reserve based taxes, including Utah and Texas severance taxes, Utah and Texas property taxes, Utah conservation taxes and Navajo severance and possessory interest taxes. The increase in oil and gas operating expenses is as a result of the above mentioned acquisitions, specifically resulting in approximately $386,000 from the Yellowhouse Properties, approximately $212,000 from the Panhandle Properties, and approximately $61,000 from the Search operations.

       On July 10, 1996, Harken, along with a wholly-owned subsidiary, purchased working interests in certain producing properties located in Arkansas and New Mexico (the "EnerVest Properties") for a purchase price of $15,200,000 and the assumption of certain operational liabilities related to these properties. The acquisition of the EnerVest Properties, while not impacting the results of operations for the six months ended June 30, 1996, will increase oil and gas sales revenues and gross profit before depreciation and amortization, general and administrative expenses and interest expense for the remainder of 1996 and beyond.

INTEREST AND OTHER INCOME

       Interest and other income decreased during the first six months of 1996 compared to the prior period as during the first six months of 1995, Harken included a gain of approximately $189,000 on the March 1995 sale of Harken's investment in E-Z Serve Corporation Series C Preferred. During the first six months of 1996, Harken recognized approximately $259,000 of interest income earned by Harken on proceeds received from the May 1995 issuance of $15 million of European 8% Senior Convertible Notes Payable (the "8% European Notes") compared to $102,000 of such interest income during the first six months of 1995. Such proceeds, net of 8% European Notes issuance costs and amounts released and transferred, are maintained and invested in a separate interest bearing bank account (the "Segregated Account").

       In July 1996, Harken issued a total of $40 million in 6 1/2% European Notes which mature on July 30, 2000. As a result, in future periods Harken initially expects to reflect interest income from the net proceeds which will similarly be invested in a Segregated Account.

OTHER COSTS AND EXPENSES

       General and administrative expenses increased from $1,511,000 for the first six months of 1995 to $1,797,000 for the first six months of 1996, primarily as a result of increased personnel and office costs associated with the acquisitions consummated during 1995.

       Depreciation and amortization expense increased during the first six months of 1996 compared to the prior year period consistent with the increased production levels from the acquired oil and gas property interests during 1995. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

       Interest expense and other increased significantly during the first six months of 1996 compared to the prior year period. In December 1995, Harken issued the Panhandle Note for an initial face amount of $13 million in connection with the acquisition of the Panhandle Properties, and the accretion of interest on such note resulted in $234,000 of interest expense during the first six months of 1996. In addition, the May 1995 issuance of the 8% European Notes generated interest expense during 1996 of approximately $38,000 net of amounts of interest capitalized, and approximately $178,000 of amortization of issuance costs associated with the 8% European Notes.

       On July 11, 1996, Harken's wholly-owned subsidiary entered into an exchange agreement with the holder of the $13 million Panhandle Note whereby it was exchanged for, among other consideration, 5,150,000 restricted shares of Harken common stock, including 185,000 shares held in escrow. The exchange has eliminated the further accretion of interest expense related to the Panhandle Note.

       Also in July 1996, Harken issued a total of $40 million in 6 1/2% European Notes which mature on July 30, 2000. The 6 1/2% European Notes are convertible under certain terms into shares of Harken common stock. As a result, Harken expects to reflect interest expense associated with the 6 1/2% European Notes, net of amounts capitalized, and the amortization of issuance costs associated with the 6 1/2% European Notes over the term or until such 6 1/2% European Notes are redeemed or are converted to Harken common stock.

FOR THE QUARTER ENDED JUNE 30, 1996 COMPARED WITH THE CORRESPONDING PRIOR
PERIOD.

       Harken reported net income of $68,000 for the three months ended June 30, 1996 compared to a net loss of $158,000 for the second quarter of 1995. Total revenues increased from approximately $1.8 million during the second quarter of 1995 to approximately $2.6 million for the second quarter of 1996, primarily due to the acquisitions consummated during 1995. Gross profit before depreciation and amortization, general and administrative and interest expenses totaled approximately $1.5 million during the second quarter of 1996 compared to approximately $1.1 million during the prior year period.

DOMESTIC OPERATIONS

       Gross oil revenues increased significantly during the second quarter of 1996 compared to 1995 primarily due to the additional production volumes added as a result of the above mentioned acquisitions and higher oil prices. In particular, the addition of the Yellowhouse Properties contributed approximately $504,000 to second quarter 1996 oil revenues, while the Panhandle Properties contributed approximately $69,000 to second quarter 1996 oil revenues. Overall, oil prices were particularly strong during the second quarter of 1996, averaging $20.78 per barrel compared to $18.82 during the second quarter of 1995.

       Gross gas revenues also increased significantly for the three months ended June 30, 1996 compared to the prior year period, again due to the acquisitions consummated during 1995. The Panhandle Properties contributed approximately $339,000 to second quarter 1996 gas revenues, reflecting a significant improvement over first quarter 1996 revenues from the Panhandle Properties, which was negatively impacted by operational curtailments. Harken also recorded approximately $126,000 of gas revenues from the acquisition of Search, compared to only a minimal amount of Search revenue during the second quarter of 1995.

       Oil and gas operating expenses consist of lease operating expenses and gas plant expenses, along with a number of production and reserve based taxes, including Utah and Texas severance taxes, Utah and Texas property taxes, Utah conservation taxes and Navajo severance and possessory interest taxes. The increase in second quarter 1996 oil and gas operating expenses compared to the prior year is as a result of the above mentioned acquisitions, specifically resulting in approximately $171,000 from the Yellowhouse Properties, approximately $141,000 from the Panhandle Properties, and approximately $40,000 from the Search operations.

INTEREST AND OTHER INCOME

       Interest and other income decreased slightly during the second quarter of 1996 compared to the prior period despite the inclusion for the full quarter during 1996 of interest income earned by Harken on proceeds received from the May 1995 issuance of $15 million of European 8% Senior Convertible Notes Payable (the "8% European Notes").

OTHER COSTS AND EXPENSES

       General and administrative expenses increased from $737,000 for the second quarter of 1995 to $980,000 for the second quarter of 1996, primarily as a result of increased personnel and office costs associated with the acquisitions consummated during 1995.

       Depreciation and amortization expense increased during the second quarter of 1996 compared to the prior year period consistent with the increased production levels from the acquired oil and gas property interests during 1995. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

       Interest expense and other decreased during the second quarter of 1996 compared to the prior year period due to the significant number of conversions by holders of 8% European Notes into shares of Harken common stock, which resulted in interest expense during 1996 of approximately $15,000 net of amounts of interest capitalized, and approximately $56,000 of amortization of issuance costs associated with the 8% European Notes. Interest expense and other during the second quarter of 1995 included net interest expense of approximately $125,000 and approximately $73,000 of amortization of issuance costs associated with the 8% European Notes.

                        LIQUIDITY AND CAPITAL RESOURCES

       During the year ended December 31, 1995, Harken took significant steps to strengthen its operating cash flow and available capital resources in order to implement its overall operating strategy. Such efforts included the issuance of $15 million of 8% European Notes, the generation of approximately $4.4 million from private placements of Harken common stock, four separate acquisitions of domestic oil and gas reserves and the signing of a Rio Negro Development Finance Agreement with certain investors to provide up to $3.5 million for Colombian exploration efforts.

       During the first six months of 1996, Harken's working capital increased approximately $7.8 million, primarily due to the availability of the remaining approximately $6.2 million of cash proceeds from the issuance of the 8% European Notes, which were restricted as of December 31, 1995. In addition, Harken generated approximately $2.5 million of net proceeds during the first six months of 1996 from the conversion of certain options and warrants and from a March 1996 private placement of Harken common stock. In July 1996, Harken again significantly improved its available capital resources primarily through the issuance of $40 million of 6 1/2% European Notes, which generated net available proceeds, subject to limitations discussed below, of approximately $36.9 million. Such 6 1/2% European Notes mature in July 2000 and are convertible after September 9, 1996 by the holders into shares of Harken common stock at a conversion price of $2.50 per share, and convertible by Harken into shares of Harken common stock after one year following issuance, if for any period of thirty consecutive days the closing price of Harken common stock for each day during such period shall have equaled or exceeded 135% of the conversion price (or $3.375 per share of Harken common stock). All proceeds from the sale of the 6 1/2% European Notes were paid to a Trustee and are held in a Segregated Account to be maintained for Harken's benefit.

       Also during July 1996, Harken strengthened it operating cash flow with the acquisition of certain producing oil and gas properties located in the Magnolia area of Arkansas and in the Carlsbad area of New Mexico (the "EnerVest Properties"). The purchase price of $15,200,000 plus the assumption of certain operational liabilities related to these properties, was paid in the form of $5,000,000 cash paid at closing, 1,550,000 shares of Harken common stock issued following closing, and 1,159,091 shares of Harken common stock issued at a designated time following the registration and sale by the seller of the initial shares issued at closing. Harken also issued to the seller warrants to purchase, for a period of three years from closing, 300,000 shares of Harken common stock at an exercise price of $2.75 per share. The agreement includes adjustment provisions pursuant to which Harken may be obligated to issue additional shares of Harken common stock if the seller does not realize at least $10,200,000 from its sale of such shares.

       The $5,000,000 cash consideration paid in connection with the July 1996 acquisition of the EnerVest Properties was funded with proceeds attributable to the 8% European Notes, issued in May 1995. Such 8% European Notes were convertible at any time by the holders into shares of Harken common stock at a conversion price of $1.50 per share, and convertible by Harken into shares of Harken common stock after one year following issuance, if for any period of thirty consecutive days the closing price of Harken common stock for each day during such period shall have equaled or exceeded 140% of the conversion price (or $2.10 per share of Harken common stock). Upon a conversion, any proceeds attributable to the 8% European Notes converted which remained in the Segregated Account were available to be released and paid to Harken without regard to the Asset Value Coverage Ratio test (as defined below). As of June 30, 1996, holders of 8% European Notes totaling $14,300,000 had exercised their conversion option and had been issued 9,533,311 shares of Harken common stock. Subsequent to June 30, 1996 and as of July 31, 1996, additional notifications of exercise of conversion options have been received from the remaining holders of 8% European Notes totaling $700,000, which has resulted in the additional issuance of 466,664 shares of Harken common stock.

       For the 8% European Notes, Harken was required to maintain an Asset Value Coverage Ratio equal to or greater than 1:1. As of June 30, 1996, Harken was in compliance with the Asset Value Coverage Ratio test. The Asset Value Coverage Ratio for the 8% European Notes was calculated as a ratio of the sum of 100% of the aggregate amount of Harken's cash on deposit in the Segregated Account plus 60% of the aggregate amount of Harken's marketable securities plus 40% of the present value of Harken's unencumbered proved developed producing reserves located in the U.S. to the aggregate outstanding principal amount of the 8% European Notes.

       For the 6 1/2% European Notes, the Asset Value Coverage Ratio must also be equal to or greater than 1:1, and is calculated as the ratio of the sum of 100% of the aggregate amount of Harken's cash on deposit in the Segregated Account plus 60% of the aggregate amount of Harken's marketable securities plus 50% of the SEC value of Harken's domestic unencumbered total proved reserves of which at least 75% thereof must be proved developed producing reserves to the aggregate outstanding principal amount of the 6 1/2% European Notes. As of July 31, 1996, the amount of net proceeds from the 6 1/2% European Notes that was available based on the Asset Value Coverage Ratio described above was approximately $5,467,000.

       In order for a specific amount of proceeds to be released from the Segregated Account, Harken must demonstrate that the Asset Value Coverage Ratio test would continue to be met after such release of funds and that no Event of Default with respect to the 6 1/2% European Notes has occurred and is continuing at the date of such release. Such request must be accompanied by an independent reserve engineering report or other independent third party valuation of Harken's unencumbered proved developed producing assets.

       The anticipated timing at which funds will be released from the Segregated Account is dependent upon the timing and magnitude of conversions into Harken common stock by the individual noteholders, the market price of the Harken common stock, the amount of Harken's assets which qualify for inclusion in the Asset Value Coverage Ratio test, and the decision and ability by Harken to convert the 6 1/2% European Notes into Harken common stock. Once an amount of proceeds are available to be released from the Segregated Account, Harken may submit its request for the transfer of such proceeds at its discretion and according to its capital resource requirements. Upon maturity date of the 6 1/2% European Notes, the Segregated Account cash proceeds then remaining could be used to retire any remaining unconverted 6 1/2% European Notes.

       To the extent that proceeds invested in the Segregated Account at the balance sheet date are available under the above Asset Value Coverage Ratio limitations, such cash is included as a current asset as it is available to Harken to fund international and domestic activities including acquisitions, drilling costs and other capital expenditures or other working capital needs. Interest incurred on the 6 1/2% European Notes is payable semi-annually in January and July of each year to maturity or until the 6 1/2% European Notes are converted. Interest payments will be funded from cash flow from operations, existing cash balances or from available proceeds.

       Also in July 1996, Harken entered into an exchange agreement with the seller of the Panhandle Properties, pursuant to which Harken issued 5,150,000 restricted shares of Harken common stock, including 185,000 shares to be held in escrow, in connection with the satisfaction of all obligations owed by Harken Exploration to the seller under the terms of the Panhandle Note. Harken has reflected the Panhandle Note at the $10,429,000 approximate market value of the 5,150,000 restricted shares of Harken common stock issued. Under this exchange agreement, Harken Exploration agreed to pay the seller the amount, if any, by which the proceeds from the sale of these shares of Harken common stock sold by the seller are less than $8,500,000. The $13 million Panhandle Note bore interest at 5% per annum as to $8,000,000 in principal amount only, was secured by Harken Exploration's interest in the Panhandle Properties and was not guaranteed by Harken. Pursuant to the Panhandle Purchase and Sale Agreement, Harken Exploration could elect to pay the amounts due pursuant to the Panhandle Note in shares of Harken common stock, with the number of shares to be issued based on the average of the closing prices of the Harken common stock on the American Stock Exchange during certain periods.

       As Harken's intention was to pay the Panhandle Note with shares of Harken common stock, the entire Panhandle Note balance has been classified as long-term obligations on Harken's Consolidated Balance Sheet. The recorded amount of the Panhandle Note on Harken's Consolidated Balance Sheet at December 31, 1995 was equal to the discounted fair value of the payments to be made at each maturity date, using a market rate of interest.

       In addition to Harken's efforts to acquire domestic oil and gas reserves, Harken continues to be very active in exploration efforts internationally, particularly in Colombia. As of June 30, 1996, Harken's net investment in its Colombian operations has totaled approximately $5 million, the realizability of which is dependent upon the success of Harken's exploration efforts. In addition, terms of each of the Association Contracts entered into between Harken de Colombia, Ltd. and Ecopetrol commit Harken to perform certain activities in accordance with a prescribed timetable. Failure by Harken to perform these activities as required could result in Harken losing its rights under the particular Association Contract, which could potentially have a material adverse effect on Harken's business. For a detailed discussion of each of the Association Contracts entered into between Harken de Colombia, Ltd. and Ecopetrol, see "Notes to Consolidated Condensed Financial Statements,
Note 10 -- Commitments and Contingencies".

       Harken anticipates that full development of Colombian reserves in the Alcaravan contract area of the Llanos Basin and the Bocachico, Cambulos and Bolivar contract areas of the Middle Magdalena Basin may take several years and may require extensive production facilities which could require significant additional capital expenditures. The ultimate amount of such expenditures cannot be presently predicted. Harken anticipates that amounts required to fund international activities, including those in Colombia, will be funded from existing cash balances, asset sales, stock issuances, production payments, operating cash flows and from industry partners; however, there can be no assurances that Harken will have adequate funds available to it to fund its international activities or that industry partners can be obtained to fund such international activities.

       In October 1995, Harken entered into a Development Finance Agreement (the "Rio Negro Development Finance Agreement") with Arbco Associates L.P., Offense Group Associates L.P., Kayne Anderson Nontraditional Investments L.P. and Opportunity Associates L.P. (collectively, the "Rio Negro Investors"), pursuant to which the Rio Negro Investors agreed to provide up to $3.5 million to Harken to finance the drilling of two wells, including the Torcaz #2, on the Rio Negro prospect in the Bocachico Contract area in exchange for the right to receive future payments from Harken equal to 40% of the net profits that Harken, through its wholly-owned subsidiary Harken de Colombia, Ltd., may derive from the sale of oil and gas produced from the Rio Negro prospect (the "Participation") if the planned drilling on that prospect is successful. Pursuant to the Rio Negro Development Finance Agreement, Harken has agreed to drill two wells on the Rio Negro prospect. As of June 30, 1996, Harken had requested and received $2,000,000 pursuant to the Rio Negro Development Finance Agreement.

       Pursuant to the Rio Negro Development Finance Agreement, the Rio Negro Investors have the right at any time prior to October 12, 1997 (the "Commitment Date"), to convert all or part of the Participation into shares of a newly created series of preferred stock of Harken (the "Preferred Stock"), and Harken likewise has the right, exercisable at the Commitment Date, to convert up to 75% of the Participation into shares of Preferred Stock if the Rio Negro Investors have not previously elected to convert all of such Participation. If Harken exercises its right to convert the Participation into Preferred Stock, the Rio Negro Investors at that time can elect to receive cash or Preferred Stock equal to the amount of the balance of the remaining Participation plus an additional amount computed at a rate of 25% per annum. In addition, the Rio Negro Investors may then elect to further convert any remaining portion of the Participation into additional shares of Preferred Stock. The shares of Preferred Stock which may be issued would be constituted as the Series D Preferred and would pay dividends at an annual rate of 15% and are redeemable by Harken without premium except for accrued unpaid dividends at any time after the

Commitment Date, and must be redeemed by Harken no later than October 12, 2000. A failure by Harken to timely pay dividends due under this Preferred Stock for three quarters or to redeem such Preferred Stock when due would give rise to a right exercisable on behalf of the Rio Negro Investors to elect one director to Harken's Board of Directors.

       Harken has completed all work requirements for the first, second and
third years of the Alcaravan Contract.   On June 28, 1996, Harken along with
Harken de Colombia, Ltd. entered into development finance agreements ("the Palo Blanco Development Finance Agreements") with BSR Investments, Inc. and Greyledge LLC, respectively ("the Palo Blanco Investors"), which cover the Palo Blanco prospect under the Alcaravan Contract area. Under the terms of the Palo Blanco Development Finance Agreements, the Palo Blanco Investors will provide an aggregate of $2,500,000 to Harken de Colombia, Ltd. to finance the drilling of the first well on the Palo Blanco prospect in exchange for an aggregate beneficial interest in 40% of the net profits which may be realized by Harken de Colombia, Ltd. from this prospect, subject to reduction upon exercise of an election to exchange this interest or any part thereof for shares of Harken common stock. The Palo Blanco Investors will receive as part of the consideration for this transaction an aggregate of 90,000 shares of restricted Harken common stock.

       Under the Palo Blanco Development Finance Agreements, both the Palo Blanco Investors and Harken have options to elect to exchange the Palo Blanco Investors' respective beneficial interests in the Palo Blanco prospect for restricted shares of Harken common stock. The Palo Blanco Investors may elect to exchange from time to time all of their interests for an aggregate of 1,109,976 restricted shares of Harken common stock, or any lesser part on a prorated basis. Harken may exercise its option to exchange on the same terms but only as to 75% of such interests on a similar prorated basis. Harken may thereafter elect to exchange the remaining 25% of such unexchanged interests, if any, for additional shares of restricted Harken common stock based upon 50% of the independently engineered valuation of the first well drilled on this Palo Blanco prospect. Following the issuance of such Harken common stock thereunder, the Palo Blanco Investors will have certain registration rights
with regard thereto.   Subsequent to June 30, 1996, Harken received from the
Palo Blanco Investors the initial scheduled advances pursuant to the Palo Blanco Development Finance Agreements totalling $625,000. The Palo Blanco Investors elected to exercise their option to exchange this initial interest resulting in the issuance of 299,994 restricted shares of Harken common stock.

       All of the steps taken by Harken during the past year, including the above mentioned Development Finance Agreements, provide Harken with additional capital resources, both internally and externally, to be used toward accomplishing Harken's exploration and development objectives during 1996 and beyond. Such capital expenditures will be incurred only to the extent that cash flows from operations or capital resources are available. Capital expenditures related to Harken's Colombian operations are expected to total a minimum of $3.2 million during 1996, with a majority of such costs related to the Rio Negro prospect on the Bocachico Contract area. Harken has selected the site of its first well, the Torcaz #2 well, and in April 1996 received the drilling permit from the Environmental Ministry in Colombia to initiate drilling operations. Harken spudded its first well to be drilled on this Bocachico Contract area, named the Torcaz #2 well, on July 18, 1996. This well is projected to be drilled to a depth of 8,500 feet and should take approximately 22 to 25 days to reach this depth. Harken hopes to have test results available from this well by the end of August 1996. In addition, Harken plans to expend at least $1 million in 1996 on domestic drilling activities. Harken anticipates that such amounts will be funded from existing cash balances (including available European Segregated Account cash), operating cash flows and funds provided by the Development Finance Agreements.

       During the six months ended June 30, 1996, Harken's cash and temporary investments increased approximately $10.4 million consisting primarily of transfers from the European Segregated Account of $10 million following the conversions of 8% European Notes to Harken common stock, Harken common stock private placement offering proceeds of approximately $1.3 million, and the initial advances pursuant to the Rio Negro Development Finance Agreement of $2 million. Such activity was sufficient to fund capital expenditures of approximately $3.9 million and repayments of notes payable and long-term obligations of approximately $1.3 million. Cash flow provided by operations during the first six months of 1996 totaled $958,000.

       Harken believes that cash flow from operations will be sufficient to meet its operating cash requirements in 1996. Harken includes in cash and temporary investments certain balances which are restricted to use for specific project expenditures, collateral or for distribution to outside interest owners and are not available for general working capital purposes.

       The exploration, development and production of oil and gas are subject to various Navajo, federal, state and local laws and regulations designed to protect the environment. Compliance with these regulations is part of Harken's day-to-day operating procedures. Infrequently, accidental discharge of such materials as oil, natural gas or drilling fluids can occur and such accidents can require material expenditures to correct. Harken maintains levels of insurance customary in the industry to limit its financial exposure. Management is unaware of any material capital expenditures required for environmental control during the next fiscal year.

       Harken has accrued approximately $1,128,000 at June 30, 1996 relating to operational or regulatory contingent liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including a certain lawsuit and the guarantee of certain lease obligations of a former subsidiary, which in management's opinion, will not result in significant loss exposure to Harken.

                          PART II - OTHER INFORMATION




Item 1.     Legal Proceedings.
            Search Acquisition Corp. ("Search Acquisition"), a wholly-owned subsidiary of Harken, has been named as a defendant in a lawsuit by Petrochemical Corporation of America and Lorken Investments Corporation (together, "Petrochemical"). This lawsuit arises out of an attempt by Petrochemical to enforce a judgement entered in 1993 against, among other parties, a group of 20 limited partnerships known as the "Odyssey limited partnerships". In 1989, Search Exploration, Inc. ("Search") acquired all of the assets of eight of the 20 Odyssey limited partnerships. Petrochemical claims that Search is liable for payment of the judgement as the successor-in-interest to the eight Odyssey limited partnerships. Search Acquisition was the surviving corporation in the merger with Search. On February 28, 1996, the court granted Search Acquisition's motion for summary judgement. Petrochemical has appealed the decision of the trial court.

            Harken has been named as a defendant in a lawsuit styled Douglas C Kramlich vs. E-Z Serve Corp., Harken Energy Corp., Diamond Shamrock, Inc., Autotronic Systems, Inc., and Does 1-100 filed in the Superior Court of California, County of San Diego. The plaintiff has alleged that property owned by him has become contaminated with hazardous substances and further claims that the contamination was caused by a gasoline leak at a service station operated on the property by one or more of the defendants. As a result, plaintiff claims that he is entitled to damages. The property was the site of a gasoline service station operated by E-Z Serve Corp., a former subsidiary of Harken, but was never owned or operated by Harken. Harken believes that it has numerous meritorious defenses to this lawsuit and intends to defend this lawsuit vigorously.

            Although the outcome of the litigation matters described above are uncertain, Harken does not believe that any liability to Harken as a result of such matters will have a material adverse effect on Harken's financial condition.

Item 2.     Changes in Securities.
            Not applicable.

Item 3.     Default Upon Senior Securities.
            Not applicable.

Item 4.     Submission of Matters to a Vote of Securities Holders.
            Results of Annual Meeting of Stockholders.
            On June 11, 1996, Harken held its Annual Meeting of Stockholders. The stockholders of Harken voted on three separate proposals, the results of which are described below:

            1. Approval of an amendment to Harken's Certificate of Incorporation increasing the authorized number of shares of Common Stock from 100,000,000 to 125,000,000.

                               For          Against     Abstain
                          -------------   -----------  ---------
                           61,232,052      1,793,442    199,044

            2. Approval of an amendment to Harken Energy Corporation 1993 Stock Option and Restricted Stock Plan to increase the number of shares of Common Stock authorized for issuance under the plan from 3,000,000 to 4,000,000.

                               For         Against     Abstain
                          ------------   -----------  ---------
                           59,153,032     3,838,355    233,151

            3.  Election of Directors.

                                                     For        Withheld
                                                -------------  ----------
                Donald W. Raymond                 62,367,376     857,162
                Richard H. Schroeder              62,462,446     762,092
                Gary B. Wood, Ph.D.               62,419,851     804,687

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

             4.5      Certificate of the Designations of Series D Preferred
                      Stock, $1.00 par value of Harken Energy Corporation
                      (filed as Exhibit 4.3 to Harken's Quarterly Report on
                      Form 10-Q for the fiscal quarter ended September 30,
                      1995, File No. 0-9207, and incorporated by reference
                      herein).
           *10.1      Trust Indenture dated July 30, 1996, by and between
                      Harken and Marine Midland Bank plc.
           *10.2      Placing Agreement dated July 19, 1996, by and between
                      Harken and the various signatories thereto.
           *10.3      Global Temporary Note dated July 30, 1996 issued by
                      Harken in the principal amount of $40,000,000.
           *10.4      Association Contract (Bolivar) by and between Harken de
                      Colombia, Ltd., and Empresa Colombia de Petroleos.
           *10.5      Exchange Agreement dated July 11, 1996, by and among
                      Harken, Harken Exploration Company and Momentum Operating
                      Co., Inc.
             *27      Financial Data Schedules.

       (b)   REPORTS ON FORM 8-K.
             The registrant filed a Current Report on Form 8-K dated July 10, 1996 (Item 2) to report the acquisition of the EnerVest Properties.

             The registrant filed a Current Report on Form 8-K dated July 31, 1996 (Item (5) to report the issuance of the 6 1/2% European Notes.

                          HARKEN ENERGY CORPORATION

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  Harken Energy Corporation
                                        ----------------------------------------
                                                        (Registrant)





Date:    August 8, 1996             By:               /s/ Bruce N. Huff
- ------------------------------          ----------------------------------------
                                        Bruce N. Huff, Senior Vice President and
                                                    Chief Financial Officer

                                 EXHIBIT INDEX

  Exhibit                           Description
  -------                           -----------

    3.1     Certificate of Incorporation of Harken Energy Corporation as
            amended (filed as Exhibit 3.1 to Harken's Annual Report on Form
            10-K for fiscal year ended December 31, 1989, File No. 0-9207, and incorporated by reference herein).
    3.2     Amendment to the Certificate of Incorporation of Harken Energy
            Corporation (filed as Exhibit 28.8 to the Registration Statement on
            Form S-1 of  Tejas Power Corporation, file No. 33-37141, and incorporated by reference herein.)
    3.3     Amendment to the Certificate of Incorporation of Harken Energy
            Corporation (filed as Exhibit 3 to Harken's Quarterly Report on
            Form 10-Q for fiscal quarter ended March 31, 1991, File No. 0-9207, and incorporated by reference herein.)
    3.4     Amendments to the Certificate of Incorporation of Harken Energy
            Corporation (filed as Exhibit 3 to Harken's Quarterly Report on
            Form 10-Q for fiscal quarter ended June 30, 1991, File No. 0-9207, and incorporated by reference herein.)
    3.5     Bylaws of Harken Energy Corporation, as amended (filed as Exhibit
            3.2 to Harken's Annual Report on Form 10-K for fiscal year ended
            December 31, 1989, File No. 0-9207, and incorporated by reference herein.)
    4.1     Form of certificate representing shares of Harken common stock, par value $.01 per share (filed as Exhibit 1 to Harken's Registration
            Statement on Form 8-A, File No. 0-9027, and incorporated by reference herein.)
    4.2     Certificate of Designations, Powers, Preferences and Rights of
            Series A Cumulative Convertible Preferred Stock, $1.00 par value, of Harken Energy Corporation (filed as Exhibit 4.1 to Harken's
            Annual Report on Form 10-K for the fiscal year ended December 31,
            1989, File No. 0-9207, and incorporated  by reference herein).
    4.3     Certificate of Designations, Powers, Preferences and Rights of
            Series B Cumulative Convertible Preferred Stock, $1.00 par value, of Harken Energy Corporation (filed as Exhibit 4.2 to Harken's
            Annual Report on Form 10-K for the fiscal year ended December 31,
            1989, File No. 0-9207, and incorporated by reference herein).
    4.4     Certificate of the Designations, Powers, Preferences and Rights of
            Series C Cumulative Convertible Preferred Stock, $1.00 par value of
            Harken Energy Corporation (filed as Exhibit 4.3 to Harken's Annual
            Report on Form 10-K for fiscal year ended December 31, 1989, File
            No. 0-9207, and incorporated by reference herein).
    4.5     Certificate of the Designations of Series D Preferred Stock, $1.00
            par value of Harken Energy Corporation (filed as Exhibit 4.3 to
            Harken's Quarterly Report on Form 10-Q for the fiscal quarter ended
            September 30, 1995, File No. 0-9207, and incorporated by reference herein).
  *10.1     Trust Indenture dated July 30, 1996, by and between Harken and
            Marine Midland Bank plc.
  *10.2     Placing Agreement dated July 19, 1996, by and between Harken and the various signatories thereto.
  *10.3     Global Temporary Note dated July 30, 1996 issued by Harken in the principal amount of $40,000,000.
  *10.4     Association Contract (Bolivar) by and between Harken de Colombia,
            Ltd., and Empresa Colombia de Petroleos.
  *10.5     Exchange Agreement dated July 11, 1996, by and among Harken, Harken
            Exploration Company and Momentum Operating Co., Inc.
    *27     Financial Data Schedules.