Form 10-Q
period 1996-09-30
HARKEN ENERGY CORP
filed 1996-11-12
CIK 313478

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-9207

                           HARKEN ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                     95-2841597
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

   5605 N. MACARTHUR BLVD., SUITE 400                           75038
             IRVING, TEXAS                                   (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code  (972) 753-6900


      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X    NO
                                               ---      ---

      The number of shares of Common Stock, par value $0.01 per share, outstanding as of October 31, 1996 was 93,461,370 net of 400,896 Treasury Shares.


================================================================================

                           HARKEN ENERGY CORPORATION
                           INDEX TO QUARTERLY REPORT
                               SEPTEMBER 30, 1996


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


                         PART I - FINANCIAL INFORMATION

                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (unaudited)

                                                                     DECEMBER 31,          SEPTEMBER 30,
                                                                         1995                   1996
                                                                   ----------------       ----------------
     ASSETS
     ------

Current Assets:
  Cash and temporary investments  . . . . . . . . . . . . . . .    $      4,456,000       $      9,413,000
  Cash available in European segregated account   . . . . . . .           4,705,000              7,201,000
  Accounts receivable, net  . . . . . . . . . . . . . . . . . .           1,061,000              2,262,000
  Prepaid expenses and other current assets   . . . . . . . . .             309,000                202,000
                                                                   ----------------       ----------------
        Total Current Assets  . . . . . . . . . . . . . . . . .          10,531,000             19,078,000

Property and Equipment, net . . . . . . . . . . . . . . . . . .          52,142,000             68,768,000

Restricted Cash in European Segregated Account    . . . . . . .           6,173,000             29,991,000

Notes Receivable from Related Parties, including interest . . .             232,000                232,000

Other Assets, net . . . . . . . . . . . . . . . . . . . . . . .           1,716,000              3,457,000
                                                                   ----------------       ----------------
                                                                   $     70,794,000       $    121,526,000
                                                                   ================       ================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current Liabilities:
  Trade  payables   . . . . . . . . . . . . . . . . . . . . . .    $        356,000       $        966,000
  Accrued liabilities and other   . . . . . . . . . . . . . . .           2,722,000              3,366,000
  Notes payable and current portion of long-term obligations  .             868,000                     --
  Revenues and royalties payable  . . . . . . . . . . . . . . .             972,000              1,057,000
                                                                   ----------------       ----------------
        Total Current Liabilities   . . . . . . . . . . . . . .           4,918,000              5,389,000

Long-Term Obligations . . . . . . . . . . . . . . . . . . . . .          13,176,000                     --

European Convertible Notes Payable  . . . . . . . . . . . . . .          12,550,000             38,600,000

Commitments and Contingencies (Note 10)

Stockholders' Equity:
  Common stock, $0.01 par value; authorized
     100,000,000 and 125,000,000 shares, respectively;
     issued 75,913,832 and 93,363,378 shares, respectively  . .             759,000                934,000
  Additional paid-in capital  . . . . . . . . . . . . . . . . .         136,435,000            170,223,000
  Retained deficit  . . . . . . . . . . . . . . . . . . . . . .         (92,047,000)           (92,230,000)
  Treasury stock, 1,440,896 and 400,896 shares held,
     respectively . . . . . . . . . . . . . . . . . . . . . . .          (4,997,000)            (1,390,000)
                                                                   ----------------       ----------------
        Total Stockholders' Equity  . . . . . . . . . . . . . .          40,150,000             77,537,000
                                                                   ----------------       ----------------
                                                                   $     70,794,000       $    121,526,000
                                                                   ================       ================

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                                 ------------------------------      ------------------------------
                                                      1995             1996                1995            1996
                                                 -------------    -------------      -------------    -------------
Revenues:
  Oil and gas operations  . . . . . . . . . .    $   1,476,000    $   3,679,000      $   4,189,000    $   8,064,000
  Interest and other income   . . . . . . . .          324,000          436,000            992,000          982,000
                                                 -------------    -------------      -------------    -------------
                                                     1,800,000        4,115,000          5,181,000        9,046,000
Costs and Expenses:
  Oil and gas operating expenses  . . . . . .          463,000        1,342,000          1,343,000        2,942,000
  General and administrative expenses, net  .          774,000        1,103,000          2,285,000        2,900,000
  Depreciation and amortization   . . . . . .          543,000        1,141,000          1,608,000        2,397,000
  Interest expense and other  . . . . . . . .          302,000          484,000            524,000          990,000
                                                 -------------    -------------      -------------    -------------
                                                     2,082,000        4,070,000          5,760,000        9,229,000

     Income (loss) before income taxes  . . .         (282,000)          45,000           (579,000)        (183,000)

Income tax expense  . . . . . . . . . . . . .               --               --                 --               --
                                                 -------------    -------------      -------------    -------------

     Net income (loss)  . . . . . . . . . . .    $    (282,000)   $      45,000      $    (579,000)   $    (183,000)
                                                 =============    =============      =============    =============


Income (loss) per common share:

     Net income (loss)  . . . . . . . . . . .    $       (0.01)   $        0.00      $       (0.01)   $       (0.00)
                                                 =============    =============      =============    =============

Weighted average shares outstanding . . . . .       65,674,626       92,270,516         63,052,443       83,378,170
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

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (unaudited)




                                                                 ADDITIONAL
                                                 COMMON           PAID-IN            RETAINED            TREASURY
                                                  STOCK           CAPITAL            DEFICIT               STOCK
                                               -----------    ---------------    ---------------      ---------------
Balance, December 31, 1994  . . . . . . . .    $   664,000    $   132,572,000    $   (90,520,000)(A)  $   (20,757,000)
  Issuances of common stock, net    . . . .         79,000          1,740,000                 --           15,760,000
  Conversions of European notes payable . .         16,000          2,123,000                 --                   --
  Equity adjustment from foreign currency
     translation  . . . . . . . . . . . . .             --                 --             (2,000)                  --
  Adjustment for unrealized gains (losses)
     on available-for-sale securities   . .             --                 --            100,000                   --
  Net loss  . . . . . . . . . . . . . . . .             --                 --         (1,625,000)                  --
                                               -----------    ---------------    ---------------      ---------------
Balance, December 31, 1995  . . . . . . . .        759,000        136,435,000        (92,047,000)          (4,997,000)
  Issuances of common stock, net  . . . . .         76,000         19,456,000                 --            3,607,000
  Conversions of warrants and options . . .         10,000          1,665,000                 --                   --
  Conversions of European notes payable . .         89,000         12,667,000                 --                   --
  Net loss  . . . . . . . . . . . . . . . .             --                 --           (183,000)                  --
                                               -----------    ---------------    ---------------      ---------------
Balance, September 30, 1996 . . . . . . . .    $   934,000    $   170,223,000    $   (92,230,000)     $    (1,390,000)
                                               ===========    ===============    ===============      ===============


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

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                    -----------------------------
                                                                                        1995             1996
                                                                                    ------------     ------------
Cash flows from operating activities:
   Net loss   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   (579,000)    $   (183,000)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .          1,608,000        2,397,000
       Forgiveness of related party note receivable   . . . . . . . . . . . .            232,000               --
       Provision for doubtful accounts  . . . . . . . . . . . . . . . . . . .           (180,000)              --
       (Gain) loss on sales of assets and other   . . . . . . . . . . . . . .           (628,000)          19,000
       Accretion of discount on note payable  . . . . . . . . . . . . . . . .                 --          234,000
       Amortization of European note issuance costs   . . . . . . . . . . . .            202,000          310,000


     Change in assets and liabilities:
       Decrease (increase) in accounts receivable   . . . . . . . . . . . . .              3,000         (739,000)
       Increase (decrease) in trade payables and other  . . . . . . . . . . .         (1,145,000)         304,000
                                                                                    ------------     ------------
         Net cash provided by (used in) operating activities  . . . . . . . .           (487,000)       2,342,000
                                                                                    ------------     ------------

Cash flows from investing activities:
   Cash from acquired subsidiary  . . . . . . . . . . . . . . . . . . . . . .            190,000               --
   Proceeds from sales of assets  . . . . . . . . . . . . . . . . . . . . . .          3,304,000          177,000
   Investor project advances  . . . . . . . . . . . . . . . . . . . . . . . .                 --        3,125,000
   Capital expenditures, net    . . . . . . . . . . . . . . . . . . . . . . .         (4,505,000)     (12,660,000)
                                                                                    ------------     ------------
         Net cash used in investing activities  . . . . . . . . . . . . . . .         (1,011,000)      (9,358,000)
                                                                                    ------------     ------------


Cash flows from financing activities:
   Transfers from segregated account cash   . . . . . . . . . . . . . . . . .                 --       10,878,000
   Proceeds from issuances of common stock, net of issuance costs   . . . . .          2,801,000        2,964,000
   Investment in segregated account cash, net   . . . . . . . . . . . . . . .           (294,000)        (611,000)
   Repayment of notes payable and long-term obligations   . . . . . . . . . .                 --       (1,258,000)
                                                                                    ------------     ------------
         Net cash provided by financing activities  . . . . . . . . . . . . .          2,507,000       11,973,000
                                                                                    ------------     ------------

Net increase (decrease) in cash and temporary investments . . . . . . . . . .          1,009,000        4,957,000
Cash and temporary investments at beginning of period . . . . . . . . . . . .          2,828,000        4,456,000
                                                                                    ------------     ------------
Cash and temporary investments at end of period . . . . . . . . . . . . . . .       $  3,837,000     $  9,413,000
                                                                                    ============     ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $         --     $    206,000
     Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 --               --





     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1996
                                  (unaudited)


(1)     MANAGEMENT'S REPRESENTATIONS

  In the opinion of Harken Energy Corporation ("Harken"), the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 1995 and September 30, 1996 and the results of its operations and changes in its cash flows for all periods presented as of September 30, 1995 and 1996. These adjustments represent normal recurring items. Certain prior year amounts have been reclassified to conform with the 1996 presentation.

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

  The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

  On December 21, 1995, pursuant to the terms of a Purchase and Sale Agreement (the "Panhandle Purchase and Sale Agreement"), Harken Exploration Company ("Harken Exploration"), a wholly-owned subsidiary of Harken, acquired certain interests in producing properties located in the panhandle region of Texas ("Panhandle Properties"). As consideration for the purchase of these interests, Harken issued, along with other consideration, 2.5 million shares of restricted Harken common stock (the "Purchase Shares"), $2.5 million in cash and a note payable by Harken Exploration to the seller for an initial face amount of $13 million. Harken had the option over the next two years to repay all or part of this $13 million note with restricted common stock at conversion rates tied to future trading prices of Harken common stock. The $13 million note was to mature and become payable in two stages, with each maturity amount subject to certain adjustments. On July 11, 1996, Harken Exploration entered into an exchange agreement with the holder of the $13 million note, whereby it was exchanged for, among other consideration, the issuance of 5,150,000 restricted shares of Harken common stock, including 185,000 shares held in escrow. See Note 5 -- Notes Payable and Long-Term Obligations for further discussion. The acquisition of the Panhandle Properties has been accounted for under the purchase method of accounting. Due to the note payable adjustments to be calculated, some of which were based on the future trading prices of Harken common stock, the allocation of the purchase price to the assets and liabilities related to the acquisition of the Panhandle Properties at December 31, 1995 was preliminary, with further adjustments to be reflected upon the final accounting for the $13 million note payable. With the July 11, 1996 exchange agreement resulting in the issuance of 5,150,000 restricted shares of Harken common stock with a market value of approximately $10,429,000 in full payment of the outstanding balance on the note, Harken has adjusted the purchase price of the Panhandle Properties to give effect to the finalization of the consideration issued in the purchase.

   Acquisition of CHAP Venture Interests - In May 1995, Harken acquired an additional interest in the CHAP Venture ("CHAP") which was formed for the exploration and production of oil and gas on the Navajo Indian Reservation ("the Reservation"). This acquisition resulted in Harken increasing its ownership in the Reservation reserves, exploration acreage, development drilling locations and the Aneth Gas Plant. This acquisition raised Harken's total interest in CHAP from approximately 70% to approximately 82%. As consideration for this acquisition, Harken paid cash of $300,000 and issued 534,000 shares of restricted Harken common stock to the seller, assumed certain liabilities of the seller relating to the properties, and the seller in turn retained responsibility for certain contingent operational and environmental liabilities related to the interest purchased.

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

  Merger with Search Exploration, Inc. -- In May 1995, Search Exploration, Inc. ("Search"), a company engaged primarily in the domestic exploration for, and development and production of oil and gas, was acquired by Harken pursuant to an Amended and Restated Agreement and Plan of Merger. Search was merged with and into Search Acquisition Corp., a wholly-owned subsidiary of Harken. Upon consummation of the merger, Harken issued approximately 2.2 million shares of Harken common stock to holders of Search common stock, preferred stock and promissory notes. In addition, the holders of Search common stock, certain notes and overriding royalty interests in certain properties of Search received the contingent right to receive additional shares of Harken common stock based upon the increase in value of certain properties of Search as of June 30, 1996. No contingent shares were ultimately required to be issued. The merger was accounted for under the purchase method of accounting due to the above mentioned contingently issued shares of Harken common stock.

  Acquisition of EnerVest Properties - On July 10, 1996 Harken, along with Harken Exploration, purchased working interests in certain producing oil and gas properties located in the Magnolia area of Arkansas and in the Carlsbad area of New Mexico (the "EnerVest Properties") from EnerVest Acquisition-II Limited Partnership ("EnerVest"). The purchase price of $15,200,000, plus the assumption of certain operational liabilities relating to these properties, is subject to adjustments for property defects identified including title defects, environmental defects, nonproductive unplugged wells and product production balancing defects. This purchase price was paid in the form of $5,000,000 cash paid at closing, 1,550,000 shares of Harken common stock which were issued following closing, and 1,159,091 shares of Harken common stock to be issued at a designated time following the registration and sale by the seller of the initial shares issued following closing. Harken also issued to EnerVest warrants to purchase, over a period of three years from closing, 300,000 restricted shares of Harken common stock at an exercise price of $2.75 per share. The agreement includes adjustment provisions pursuant to which Harken may be obligated to issue additional shares of Harken common stock if the seller does not realize at least $10,200,000 from the sale of all shares issued to the seller. The seller will maintain a lien on these properties until such time as it has received or recognized $7,000,000 in proceeds from the sales of these shares of Harken common stock.

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


                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                -------------------------------
        AVAILABLE-FOR-SALE                          1995              1996
        ------------------                      -------------    --------------
        Gross Realized Gains                     $    81,000      $         --
        Gross Realized Losses                            --                 --


(4)      PROPERTY AND EQUIPMENT

         A summary of property and equipment follows:

                                                                               DECEMBER 31,         SEPTEMBER 30,
                                                                                   1995                 1996
                                                                             ---------------      ----------------
       Oil and gas properties --
          Unevaluated international properties not being amortized  . .      $    4,866,000       $     7,615,000
          Unevaluated domestic properties not being amortized . . . . .          11,117,000            10,600,000
          Evaluated domestic properties being amortized . . . . . . . .          39,526,000            55,645,000
       Gas plants and other property  . . . . . . . . . . . . . . . . .           6,746,000             7,429,000
       Less accumulated depreciation
          and amortization  . . . . . . . . . . . . . . . . . . . . . .         (10,113,000)          (12,521,000)
                                                                             --------------       ---------------
                                                                             $   52,142,000       $    68,768,000
                                                                             ==============       ===============

(5)     NOTES PAYABLE AND LONG-TERM OBLIGATIONS

                                                                              DECEMBER 31,          SEPTEMBER 30,
                                                                                  1995                  1996
                                                                           ------------------     ----------------
         Note payable to seller of producing properties (A)                  $  12,786,000         $           --

         Notes payable to investors (B)                                            132,000                     --

         Note payable to Tejas Power Corporation (C)                               394,000                     --

         Notes payable to former stockholder of subsidiary (D)                     400,000                     --

         Notes payable to former investors in Search managed
              limited partnerships (E)                                             332,000                     --
                                                                             -------------         --------------
                                      Total                                     14,044,000                     --
         Less amount classified as current liability                              (868,000)                    --
                                                                             -------------         --------------
                                      Total long-term obligations            $  13,176,000         $           --
                                                                             =============         ==============

         (A) As discussed in Note 2 -- Acquisitions, in December 1995 Harken Exploration issued to the seller of the Panhandle Properties a note payable in the initial face amount of $13 million (the "Panhandle Note"). The Panhandle Note bore interest at 5% per annum as to $8,000,000 in principal amount only, was secured by Harken Exploration's interest in the acquired properties and was not guaranteed by Harken. The Panhandle Note was to mature and become payable in two stages. Pursuant to the Panhandle Purchase and Sale Agreement, Harken Exploration could elect to pay the amounts due at either or both of two prescribed maturity dates for the notes with shares of Harken common stock.
The initial recorded amount of the Panhandle Note was equal to the discounted fair value of the payments to be made at each maturity date, using a market rate of interest of 6.66%. As Harken's intention was always to pay the Panhandle Note with shares of Harken common stock, the entire Panhandle Note balance was included in long-term obligations at December 31, 1995.

         On July 11, 1996, Harken Exploration entered into an exchange agreement with the seller of the Panhandle Properties, pursuant to which Harken issued 5,150,000 restricted shares of Harken common stock, including 185,000 shares held in escrow, and having an approximate market value of $10,429,000, in satisfaction of all obligations owed by Harken Exploration to the seller under the terms of the Panhandle Note. Under this exchange agreement, Harken Exploration agreed to pay the seller the amount, if any, by which the proceeds from the sale of these shares of Harken common stock sold by the seller are less than $8,500,000. In connection with this exchange agreement, (a) Harken granted the seller the right to request Harken to effect up to two registrations of these shares of Harken common stock issued under the Securities Act of 1933 and (b) Harken granted to the seller a lien over the properties purchased from the seller to secure, among other things, the obligations of Harken Exploration under the exchange agreement. The 185,000 shares of Harken common stock held in escrow are held pending resolution of certain title defects relating to the properties purchased from the seller and will be released from escrow to the seller unless the decrease in value of these properties resulting from these defects exceeds $480,000.

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

(6)      EUROPEAN CONVERTIBLE NOTES PAYABLE

         During the second quarter of 1995, Harken issued to qualified purchasers a total of $15 million in 8% Senior Convertible Notes (the "8% European Notes") which were to mature in May 1998. Interest on these notes was payable semi-annually in May and November of each year to maturity or until the 8% European Notes were converted. Such 8% European Notes were convertible at any time by the holders into shares of Harken common stock at a conversion price of $1.50 per share ("the 8% European Note Conversion Price"). In connection with the sale and issuance of the 8% European Notes, Harken paid approximately $1,750,000 from the 8% European Note proceeds for commissions and issuance costs. During the last half of 1995 and up to July 30, 1996, Harken received notifications that all holders of these 8% European Notes had exercised their conversion options and Harken issued on aggregate total of 9,999,975 shares of Harken common stock pursuant to these conversions.

         On July 30, 1996, Harken issued to qualified purchasers a total of $40 million in 6 1/2% Senior Convertible Notes (the "6 1/2% European Notes") which mature on July 30, 2000. Interest on these notes is payable semi-annually in January and July of each year to maturity or until the 6 1/2% European Notes are converted. Such 6 1/2% European Notes are convertible at any time by the holders into shares of Harken common stock at a conversion price of $2.50 per share ("the 6 1/2% European Note Conversion Price"). The 6 1/2% European Notes are also convertible by Harken into shares of Harken common stock after one year following issuance, if for any period of thirty consecutive days commencing on or after November 28, 1996, the closing price of Harken common stock for each trading day during such period shall have equaled or exceeded 135% of the 6 1/2% European Note Conversion Price (or $3.375 per share of Harken common stock). In connection with the sale and issuance of the 6 1/2% European Notes, Harken paid approximately $3,142,000 from the 6 1/2% European Note proceeds for commissions and issuance costs.

         Upon closing, all proceeds from the sale of the 6 1/2% European Notes were paid to a Trustee under the terms of a Trust Indenture and are held in a separate interest bearing Trust account (the "Segregated Account") to be maintained for Harken's benefit, until the Trustee is presented with evidence of sufficient asset value, as defined, held by Harken to permit an advance of a portion of the proceeds. Harken must maintain an Asset Value Coverage Ratio equal to or greater than 1:1 which is calculated as the ratio of the sum of 100% of the aggregate amount of Harken's cash on deposit in the Segregated Account plus (i) 60% of the aggregate amount of Harken's marketable securities plus (ii) 50% of the SEC value of Harken's domestic unencumbered total proved reserves of which at least 75% thereof must be proved developed producing reserves to (iii) the aggregate outstanding principal amount of the 6 1/2% European Notes. Upon a conversion, any proceeds attributable to the 6 1/2%

European Notes converted which remain in the Segregated Account may be withdrawn by Harken without regard to the asset value then existing.

         The 6 1/2% European Notes were sold strictly to non-U.S. purchasers in the form of bearer instruments in $50,000 increments. The 6 1/2% European Notes and the Harken common stock issuable upon conversion of the 6 1/2% European Notes have been or will be issued without registration under the United States Securities Act of 1933 (the "Securities Act") pursuant to an exemption contained in Regulation S promulgated under the Securities Act.

         During the third quarter of 1996, Harken received notification that holders of 6 1/2% European Notes totaling $1,400,000 had exercised their conversion option and such holders were issued 560,000 shares of Harken common stock pursuant to such conversions.

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

(7)      STOCKHOLDERS' EQUITY

         Common Stock - Harken currently has authorized 125,000,000 shares of $.01 par common stock. At December 31, 1995 and September 30, 1996, Harken had issued 75,913,832 and 93,363,378 shares, respectively, and held 1,440,896 and 400,896 shares, respectively, as treasury stock at a cost of $4,997,000 and $1,390,000, respectively.

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

         Acquisition of Search Exploration, Inc. -- In May 1995, Harken consummated the Merger with Search. See Note 2 -- Acquisitions for further discussion. Pursuant to the terms of the Merger Agreement, a total of approximately 2.2 million shares of Harken common stock were issued to the common stockholders of Search, preferred stockholders of Search and certain note holders of Search. In connection with the Merger, Harken issued warrants entitling the holders to purchase 732,771 shares of Harken common stock at an exercise price of $1.82 per share. As of September 30, 1996, 616,877 shares of Harken common stock had been issued upon exercise of such warrants.

         Issuance of European Convertible Notes Payable -- At December 31, 1995, $2,450,000 of the 8% European Notes had been converted into 1,633,327 shares of Harken common stock. In 1996, all of the remaining outstanding 8% European Notes were converted into 8,366,648 additional shares of Harken common stock. In connection with the issuance of the 8% European Notes, Harken issued to the placement agents for the 8% European Notes certain non- registered non-transferrable stock purchase warrants to purchase one million shares of Harken common stock which are currently exercisable by the holders thereof at any time on or before May 11, 1999 at an exercise price of $1.50 per share. See Note 6 - European Convertible Notes Payable for further discussion. Also, Harken paid a fee of 92,308 shares of Harken common stock to a financial advisor in connection with the 8% European Notes and the market value of such shares as of the date issued was included as deferred issuance costs in Other Assets in the accompanying consolidated balance sheets.

         In July 1996, Harken issued to qualified purchasers a total of $40 million in 6 1/2% European Notes which mature on July 30, 2000. The 6 1/2% European Notes are convertible under certain terms into approximately 16,000,000 shares of Harken common stock. During the third quarter of 1996, Harken received notification that holders of 6 1/2% European Notes totaling $1,400,000 had exercised their conversion option and such holders were issued 560,000 shares of Harken common stock. In connection with the issuance of the 6 1/2% European Notes, Harken issued to the placement agents for the 6 1/2% European Notes certain non-registered non-transferrable stock purchase warrants to purchase 1,280,000 shares of Harken common stock which are currently exercisable by the holders thereof at any time on or before July 31, 1999 at an exercise price of $2.50 per share.

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

         Acquisition of Texas Properties -- In October 1995, a wholly-owned subsidiary of Harken paid as consideration three million shares of restricted Harken common stock previously held as treasury stock in exchange for the Yellowhouse Properties. As part of the purchase of these interests, Harken also issued one million warrants to purchase additional shares of restricted Harken common stock at $2 per share, and also issued 82,759 shares of restricted Harken common stock previously held as treasury stock to a financial advisor as a fee in connection with the acquisition.

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

         Acquisition of EnerVest Properties - On July 10, 1996, Harken Exploration acquired the EnerVest Properties for a purchase price valued at approximately $15,200,000 and the assumption of certain operational liabilities relating to these properties. See Note 2 -- Acquisitions for further discussion. The preliminary purchase price consisted of 1,550,000 shares of Harken common stock (the "Tranche A Shares") issued after closing, $5,000,000 in cash payable at closing, and an additional number of shares of Harken common stock to be issued in the future as described below. Harken also issued to EnerVest warrants to purchase, for a period of three (3) years from closing, 300,000 restricted shares of Harken common stock at an exercise price of $2.75 per share.

         Pursuant to the EnerVest Agreement, upon the expiration of 180 days from the date the registration statement is declared effective by the SEC relating to the resale of the Tranche A Shares, Harken is required to issue an additional 1,159,091 shares of Harken common stock (the "Tranche B Shares") to EnerVest; provided, however, that if the sum of (I) the actual gross proceeds realized by EnerVest from the sale of the Tranche A Shares and (ii) the then market value of Tranche A Shares still held by EnerVest (together, the "Tranche A Realized Proceeds") is less that $4,262,500, Harken is required to issue such additional number of shares of Harken common stock (the "Deficiency Shares"), in addition to the Tranche B Shares, having a market value at the time of issuance equal to the difference between $4,262,500 and the Tranche A Realized Proceeds. In addition, at the time Harken is to issue the Tranche B Shares, it will calculate the aggregate value of all adjustments that are either identified and agreed to under the EnerVest Agreement or identified but still contingent under the EnerVest Agreement. These adjustments will include matters such as title defects, identification of unplugged uneconomic wells, environmental matters and gas imbalances. The aggregate value of all such adjustments that have been identified and agreed to will be offset against the Tranche B Shares prior to issuance. The aggregate value, up to $500,000, of all such adjustments that have been identified but are still contingent will be evidenced by a portion of the Tranche B Shares which Harken will hold back from issuance until such contingent matters are resolved. EnerVest will also put $1,000,000 cash into an escrow account which may be offset or drawn against by Harken to satisfy other defects identified by Harken under the EnerVest Agreement. Upon the expiration of 180 days from the sale of the Tranche B Shares and the Deficiency Shares, Harken may be required to issue an additional number of shares of Harken common stock (the "Tranche C Shares") if the sum of
(i) the actual proceeds realized by EnerVest from the sale of all of the shares of Harken common stock sold by EnerVest up to such time and (ii) the then market value of any shares of Harken common stock still held by EnerVest (together the "Total Realized Proceeds") is less than $10,200,000 as adjusted for the defects and adjustments raised by Harken. In such event, Harken shall be required to issue the number of Tranche C Shares having a market value at the time of issuance equal to the difference between $10,200,000 and the Total Realized Proceeds.

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

(9)      INCOME TAXES

         At September 30, 1996, Harken had available for federal income tax reporting purposes, net operating loss (NOL) carryforward for regular tax purposes of approximately $65,000,000 which expires in 1997 through 2011, alternative minimum tax NOL carryforward of approximately $56,000,000 which expires in 1997 through 2011, investment tax credit carryforward of approximately $860,000 which expires in 1996 through 2002, statutory depletion carryforward of approximately $1,800,000 which does not have an expiration date, and a net capital loss carryforward of approximately $12,400,000 which expires in 2007 through 2011. Approximately $16,000,000 of the net operating loss carryforward has been acquired with the purchase of subsidiaries and must be used to offset future income from profitable operations within those subsidiaries.

         Total deferred tax liabilities, relating primarily to property and equipment, as of September 30, 1996, computed under the provisions of the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", were approximately $3,264,0000. Total deferred tax assets, primarily related to the net operating loss carryforward, were approximately $22,867,000 at September 30, 1996. The total net deferred tax asset is offset by a valuation allowance of approximately $19,603,000 at September 30, 1996.



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

         In February 1995, Harken drilled its first exploratory well under the Alcaravan Contract, the Alcaravan #1. Harken initially determined in April 1995 that the Alcaravan #1 well failed to produce commercial quantities of oil. Harken intends to re-enter the well, preferably with a joint venture partner, to finalize the evaluation of the Alcaravan #1 well's ability to produce commercial quantities of oil. As a result, the costs incurred on the Alcaravan #1 well continue to be capitalized at September 30, 1996, as unevaluated oil and gas properties, pending final determination of the results of the well.

          On June 28, 1996, Harken along with Harken de Colombia, Ltd. entered into development finance agreements ("the Palo Blanco Development Finance Agreements") with BSR Investments, Inc. and Greyledge LLC, respectively ("the Palo Blanco Investors"), which cover the Palo Blanco prospect under the Alcaravan Contract area. Under the terms of the Palo Blanco Development Finance Agreements, the Palo Blanco Investors will provide an aggregate of $2,500,000 to Harken de Colombia, Ltd. to finance the drilling of the first well on the Palo Blanco prospect in exchange for an aggregate beneficial interest of up to 40% of the net profits which may be realized by Harken de Colombia, Ltd. from this prospect, subject to reduction upon exercise of an election to exchange this interest or any part thereof for shares of Harken common stock. The Palo Blanco Investors will receive as part of the consideration for this transaction an aggregate of 90,000 shares of restricted Harken common stock.

         Under the Palo Blanco Development Finance Agreements, both the Palo Blanco Investors and Harken have options to elect to exchange the Palo Blanco Investors' respective beneficial interests in the Palo Blanco prospect for restricted shares of Harken common stock. The Palo Blanco Investors may elect to exchange from time to time up to all of their interests for an aggregate of up to 1,109,976 restricted shares of Harken common stock, or any lesser part on a prorated basis. Harken may exercise its option to exchange on the same terms but only as to 75% of such interests on a similar prorated basis. Harken may thereafter elect to exchange the remaining 25% of such unexchanged interests, if any, for additional shares of restricted Harken common stock based upon 50% of the independently engineered valuation of the first well drilled on this Palo Blanco prospect. Following the issuance of such Harken common stock thereunder, the Palo Blanco Investors will have certain registration rights with regard thereto. During July 1996 and October 1996, Harken received from the Palo Blanco Investors the first and second scheduled advances pursuant to the Palo Blanco Development Finance Agreements each totaling $625,000. The Palo Blanco Investors elected to exercise their option to exchange these initial interests resulting in the issuance of 299,994 restricted shares of Harken common stock during the third quarter of 1996 and 299,994 restricted shares of Harken common stock subsequent to September 30, 1996, leaving the Palo Blanco Investors with an aggregate beneficial interest of up to 20% of the net profits which may be realized by Harken de Colombia, Ltd. from the Palo Blanco prospect. The Estero #1 well is expected to be drilled in January 1997 to a depth of 10,500 feet to test the Carbonera, Mirador, Guadalupe, Gacheta and Ubaque formations.

         During September 1996, Harken entered into an operating agreement (the "Rochester Agreement") with Rochester Minerals, Inc. ("Rochester") pursuant to which Rochester agreed to provide $1 million to Harken de Colombia, Ltd. for the exploration and development of the Palo Blanco prospect area. In exchange, Rochester will acquire a beneficial interest equal to 25% of the 100% interest of Harken de Colombia, Ltd. in the lands within the Alcaravan prospect except for the western portion of the block which includes the Alcaravan #1 well, which was excluded from the Rochester Agreement. During September 1996, Harken received from Rochester $500,000 due pursuant to the Rochester Agreement and subsequent to September 30, 1996, Harken received an additional $500,000 due pursuant to the Rochester Agreement.

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

         During the first year of the Bocachico Contract, Harken conducted seismic activities on the land covered by this contract. During each of the second through the sixth contract years, Harken may elect to continue the contract by committing to the drilling of at least one well during each contract year.

         On January 19, 1995, after completing an engineering feasibility study, Harken notified Ecopetrol of Harken's commitment to drill a well under the Bocachico Contract, and thereby extended the Bocachico Contract into its second year. Harken spudded its first well on this Bocachico Contract area, named the Torcaz #2 well, on July 18, 1996. This well was drilled to an approximate depth of 8,500 feet and has been evaluated with a series of electric logs and initial production testing. Harken believes that the Torcaz #2 well is currently producing primarily from the Upper Mugrosa formation and that drilling mud and other solids remain in the lower potentially productive formations. Additional work will be undertaken in an attempt to remove any blocking debris throughout the entire section shown to be oil bearing on well log data. Harken has committed to drilling a second well thereby extending the Bocachico Contract into its third year, has identified eight potential well locations and has filed applications for environmental permits on two well locations within the Bocachico Contract area.

         In October 1995, Harken entered into a Development Finance Agreement (the "Rio Negro Development Finance Agreement") with Arbco Associates L.P., Offense Group Associates L.P., Kayne Anderson Nontraditional Investments L.P. and Opportunity Associates L.P. (collectively, the "Rio Negro Investors"), pursuant to which the Rio Negro Investors agreed to provide up to $3,500,000 to Harken to finance the drilling of two wells, including the Torcaz #2 well, on the Rio Negro prospect in the Bocachico Contract area in exchange for the right to receive future payments from Harken equal to 40% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from the Rio Negro prospect (the "Participation") if the planned drilling on that prospect is successful. Pursuant to the Rio Negro Development Finance Agreement, Harken has agreed to drill two wells on the Rio Negro prospect. As of September 30, 1996, Harken had requested and received $2,000,000 pursuant to the Rio Negro Development Finance Agreement, and has reflected such amount as a reduction to its investment in Colombian oil and gas properties in the accompanying consolidated balance sheet. Subsequent to September 30, 1996, Harken had also requested and received the remaining $1,500,000 pursuant to the Rio Negro Development Finance Agreement.

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

         If during the initial six years of the Cambulos Contract, Harken discovers a field capable of commercial production of oil or gas, the term of the Cambulos Contract will be extended for a period of 22 years from the date of such commercial discovery. Upon a commercial discovery, Ecopetrol will reimburse Harken for 50% of its successful well costs, seismic costs and dry hole costs expended prior to the point of declaration of a commercial discovery. Production from a commercial discovery will be allocated as follows: Ecopetrol, on behalf of the Colombian government, will receive a 20% royalty interest in all production, and all production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Harken until cumulative production from all fields in the Cambulos acreage reaches 60 million barrels of oil, after which Ecopetrol's share of production will increase progressively to 75% and Harken's share will decrease progressively to 25% determined by a formula based on Harken's recovery of its total expenditures under the Cambulos Contract. After a declaration of a commercial discovery, Harken and Ecopetrol will be responsible for all future operating expenses in direct proportion to their interest in production.

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

         An agreement has been signed between the present plant owners and the previous owner concerning responsibility for and sharing of costs of pit closures in and around the Aneth Gas Plant. Harken has accrued a contingency reserve of $219,000 for its best estimate of its share of the remediation cost.

         Harken has accrued approximately $1,874,000 at September 30, 1996 relating to other operational or regulatory contingent liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including the guarantee of certain lease obligations of a former subsidiary, which in management's opinion, will not result in significant loss exposure to Harken.

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

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)


         Certain statements included in the following discussion and analysis of financial condition and results of operation, including statements of Harken management's current expectations, intentions, plans and beliefs, are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks and uncertainties that may be outside of Harken's control. These forward-looking statements include statements of management's plans and objectives for Harken's future operations and statements of future economic performance, information regarding Colombian drilling schedules, expected or planned production capabilities, Harken's capital budget and future capital expenditures and the sufficiency and availability of capital resources needed to fund such future capital expenditures. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including general economic conditions; the timing of environmental and other necessary administrative permits; the impact of the activities of OPEC and other competitors; the impact of possible geopolitical occurrences world-wide; the results of financing efforts; changes in laws and regulations; capacity, deliverability and supply constraints or difficulties; unforeseen engineering and mechanical or technological difficulties in drilling or working over wells; and other risks described in Harken's filings with the Securities and Exchange Commission.


                             RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected Harken's earnings and balance sheet during the periods included in the accompanying consolidated financial statements.

                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                                          -----------------------------   ---------------------------
DOMESTIC EXPLORATION AND                                      1995              1996           1995            1996
                                                         -------------    -------------   ------------   ------------
PRODUCTION OPERATIONS                                              (UNAUDITED)                    (UNAUDITED)
       REVENUES
            Oil sales revenues                            $ 842,000        $ 2,444,000    $ 2,688,000    $ 5,274,000
                Oil volumes in barrels                       43,000            118,000        143,000        262,000
                Oil price per barrel                      $   19.58        $     20.71    $     18.80    $     20.13
            Gas sales revenues                            $ 403,000        $ 1,092,000    $   909,000    $ 2,238,000
                Gas volumes in mcf                          263,000            459,000        634,000        949,000
                Gas price per mcf                         $    1.53        $      2.38    $      1.43    $      2.36
            Gas plant revenues                            $ 231,000        $   143,000    $   592,000    $   552,000

       OTHER REVENUES

            Interest income                               $ 234,000        $   432,000    $   437,000    $   817,000
            Other income                                  $  90,000        $     4,000    $   555,000    $   165,000


OVERVIEW

        Harken reported a net loss for the nine months ended September 30, 1996 of $183,000 compared to a net loss of $579,000 for the prior year period.
Total revenues increased from approximately $5.2 million during the first nine months of 1995 to approximately $9.0 million for the first nine months of 1996, primarily due to four acquisitions consummated during 1995 and 1996 that increased Harken's domestic producing properties and oil and gas reserves. Gross profit from oil and gas operations before depreciation and amortization, general and administrative and interest expenses totaled approximately $5.1 million during the nine months ended September 30, 1996 compared to approximately $2.8 million for the prior year period. Gross profit from oil and gas operations as a percentage of oil and gas sales revenues decreased slightly during the nine months ended September 30, 1996 compared to the prior year period primarily due to the normal production declines of the Four Corners properties and higher operating cost levels associated with the Yellowhouse and Panhandle Properties.

       Internationally, Harken announced in April 1996 that it had received final approval from the Environmental Ministry in Colombia to initiate drilling operations on the initial well to be drilled on the Bocachico Contract area, the Torcaz #2 well. Harken spudded the Torcaz #2 well on July 18, 1996. This well was drilled to an approximate depth of 8,500 feet and has been evaluated with a series of electric logs and initial production testing. Harken believes that the Torcaz #2 well is currently producing primarily from the Upper Mugrosa formation and that drilling mud and other solids remain in the lower potentially productive formations. Additional work is being undertaken in an attempt to remove any blocking debris throughout the entire section shown to be oil bearing on well log data. As of September 30, 1996, Harken has recognized no revenues from its Colombian operations.

       Domestically, Harken expects that future production operations from its properties will continue in 1997 at levels consistent with the third quarter of 1996 for both oil and gas, with declines in production expected to be offset by increases generated from workover and development activities at all of Harken's domestic operations locations. General and administrative expenses should increase during the fourth quarter of 1996 from increases in overall activities. General and administrative expenses during 1997 are expected to increase slightly from the amounts recorded during the first nine months of 1996, due to the overall growth in Harken's domestic operations, and in order to administer Harken's anticipated Colombian production operations. Depreciation and amortization should continue to relate primarily to Harken's domestic oil and gas operations, which approximates $5.40 per equivalent barrel of production.

       Internationally, Harken anticipates that 1997 results of operations will include revenues and expenses from Colombian production operations. With the successful completion of the Torcaz #2, Harken is now performing additional procedures designed to increase production rates on this well and also is continuing its plans to develop the Torcaz field with the spudding of the Torcaz #3 well planned near the end of 1996.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE CORRESPONDING PRIOR PERIOD.

DOMESTIC OPERATIONS

       Gross oil and gas revenues during the first nine months of 1995 and 1996 were generated by Harken's domestic exploration and production operations. During the first nine months of 1995 these domestic operations consisted primarily of the operations of Harken Southwest Corporation ("HSW"). Such operations are primarily conducted through HSW's interests in the CHAP Venture ("CHAP"). Harken also includes in oil and gas revenues certain gas plant revenues, primarily from CHAP's plant owner interest in the Aneth Gas Plant which serves many of the Utah properties.

       During the first nine months of 1996, Harken's domestic operations also include the onshore South Texas production operations of Search Exploration, Inc. ("Search"), which was merged into a wholly-owned subsidiary of Harken in May 1995. In addition, 1996 activity has been impacted by the October 1995 acquisition of the Yellowhouse Properties in the western region of Texas, the December 1995 acquisition of the Panhandle Properties located in the panhandle region of Texas, and the July 1996 acquisition of the EnerVest Properties located in Arkansas and New Mexico.

       Gross oil revenues increased significantly during the first nine months of 1996 compared to 1995 primarily due to the additional production volumes added as a result of the above mentioned acquisitions and higher oil prices.
In particular, the addition of the Yellowhouse Properties contributed approximately $1,503,000 to the first nine months of 1996 oil revenues, while the Panhandle Properties contributed approximately $158,000 to the first nine months of 1996 oil revenues. The July 1996 acquisition of the EnerVest Properties increased 1996 oil revenues by approximately $867,000. In addition, the higher price received per barrel of oil produced reflects the increasingly strong demand for crude oil, particularly in the Four Corners region.

       Gross gas revenues also increased significantly for the nine months ended September 30, 1996 compared to the prior year period, again due to the acquisitions consummated during 1995 and 1996. The Panhandle Properties contributed approximately $920,000 to the first nine months of 1996 gas revenues, despite many of the properties experiencing numerous temporary operational curtailments during the first quarter. The gas produced from the Panhandle Properties, with its associated products, can be currently sold at approximately a 60% premium to posted gas prices in the region as a result of the high BTU content of such gas. Harken received an average of $3.88 per mcf for Panhandle Property gas during the first nine months of 1996. Harken also recorded approximately $428,000 of gas revenues from the acquisition of Search and approximately $229,000 of gas revenues from the EnerVest Properties.

       Gas plant revenues were impacted negatively during the third quarter of 1996 due to plant shutdowns experienced due to operational problems at the Aneth Gas Plant. The plant has now resumed normal operations.

       Oil and gas operating expenses consist of lease operating expenses and gas plant expenses, along with a number of production and reserve based taxes, including state severance taxes, state property taxes, Utah conservation taxes and Navajo severance and possessory interest taxes. The increase in oil and gas operating expenses during the nine months ended September 30, 1996 compared to the prior period is as a result of the above mentioned acquisitions, specifically resulting in approximately $581,000 from the Yellowhouse Properties, approximately $434,000 from the Panhandle Properties, approximately $300,000 from the EnerVest Properties, and approximately $119,000 from the Search operations.


INTEREST AND OTHER INCOME

       Other income decreased during the first nine months of 1996 compared to the prior period as during the first nine months of 1995, Harken included a gain of approximately $189,000 on the March 1995 sale of Harken's investment in E-Z Serve Corporation Series C Preferred. Interest income has increased sharply during the first nine months of 1996, as Harken recognized approximately $600,000 of interest income earned on proceeds received from the issuance in May 1995 of $15 million of European 8% Senior Convertible Notes Payable (the "8% European Notes") and $40 million of European 6 1/2% Senior Convertible Notes Payable (the "6 1/2% European Notes") issued in July 1996 compared to $294,000 of such interest income during the first nine months of 1995. Such proceeds, net of issuance costs and amounts released and transferred, are maintained and invested in a separate interest bearing bank account (the "Segregated Account").

OTHER COSTS AND EXPENSES

       General and administrative expenses increased from $2,285,000 for the first nine months of 1995 to $2,900,000 for the first nine months of 1996, primarily as a result of increased personnel and office costs associated with the acquisitions consummated during 1995 and 1996. General and administrative expenses decreased as a percentage of total revenues due to Harken's efforts to maximize efficiency and absorb much of its domestic growth with its existing personnel and office cost structure.

       Depreciation and amortization expense increased during the first nine months of 1996 compared to the prior year period consistent with the increased production levels from the acquired oil and gas property interests during 1995 and 1996. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

       Interest expense and other increased significantly during the first nine months of 1996 compared to the prior year period. The May 1995 issuance of the 8% European Notes generated interest expense during the nine months ended September 30, 1996 of approximately $38,000 net of amounts of interest capitalized, and approximately $178,000 of amortization of issuance costs associated with the 8% European Notes. The July 1996 issuance of the 6 1/2% European Notes generated interest expense during the nine months ended September 30, 1996 of $352,000, net of amounts of interest capitalized, and approximately $132,000 of amortization of issuance costs associated with the 6 1/2% European Notes. In addition, in December 1995, Harken issued the Panhandle Note for an initial face amount of $13 million in connection with the acquisition of the Panhandle Properties, and the accretion of interest on such note resulted in $234,000 of interest expense during the first nine months of 1996 prior to the exchange of such note on July 11, 1996.


FOR THE QUARTER ENDED SEPTEMBER 30, 1996 COMPARED WITH THE CORRESPONDING PRIOR PERIOD.

       Harken reported net income of $45,000 for the three months ended September 30, 1996 compared to a net loss of $282,000 for the third quarter of 1995. Total revenues increased from approximately $1.8 million during the third quarter of 1995 to approximately $4.1 million for the third quarter of 1996, primarily due to the acquisitions consummated during 1995 and 1996.
Gross profit from oil and gas operations before depreciation and amortization, general and administrative and interest expenses totaled approximately $2.3 million during the third quarter of 1996 compared to approximately $1.0 million during the prior year period.


DOMESTIC OPERATIONS

       Gross oil revenues increased significantly during the third quarter of 1996 compared to 1995 primarily due to the additional production volumes added as a result of the above mentioned acquisitions and higher oil prices. In particular, the addition of the Yellowhouse Properties contributed approximately $524,000 to third quarter 1996 oil revenues, and the EnerVest Properties contributed approximately $867,000 of third quarter oil revenues, while the Panhandle Properties contributed approximately $51,000 to third quarter 1996 oil revenues. Overall, oil prices were particularly strong during the third quarter of 1996, averaging $20.71 per barrel compared to $19.58 during the third quarter of 1995.

       Gross gas revenues also increased significantly for the three months ended September 30, 1996 compared to the prior year period, due to the acquisitions consummated during 1995 and 1996. The Panhandle Properties and EnerVest Properties contributed approximately $384,000 and $229,000, respectively, to third quarter 1996 gas revenues. Harken also recorded approximately $252,000 of gas revenues from the acquisition of Search, due to newly completed gas wells, compared to only a minimal amount of revenues from Search properties during the third quarter of 1995.

       Gas plant revenues were impacted negatively during the third quarter of 1996 due to plant shutdowns experienced due to operational problems at the Aneth Gas Plant. The plant has now resumed normal operations.

       Oil and gas operating expenses consist of lease operating expenses and gas plant expenses, along with a number of production and reserve based taxes, including state severance taxes, state property taxes, Utah conservation taxes and Navajo severance and possessory interest taxes. The increase in third quarter 1996 oil and gas operating expenses compared to the prior year is a result of the above mentioned acquisitions, specifically resulting in approximately $195,000 from the Yellowhouse Properties, approximately $222,000 from the Panhandle Properties, approximately $300,000 from the EnerVest Properties, and approximately $58,000 from the Search operations.

INTEREST AND OTHER INCOME

       Interest income increased significantly during the third quarter of 1996 compared to the prior period due to the inclusion of interest income earned by Harken on proceeds received from the July 1996 issuance of $40 million of the 6 1/2% European Notes compared to the interest earned on the $15 million proceeds from the 8% European Notes.

OTHER COSTS AND EXPENSES

       General and administrative expenses increased from $774,000 for the third quarter of 1995 to $1,103,000 for the third quarter of 1996, primarily as a result of increased personnel and office costs associated with the acquisitions consummated during 1995 and 1996. General and administrative expenses decreased as a percentage of total revenues due to Harken's efforts to maximize efficiency and absorb much of its domestic growth with its existing personnel and office cost structure.

       Depreciation and amortization expense increased during the third quarter of 1996 compared to the prior year period consistent with the increased production levels from the acquired oil and gas property interests during 1995. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

       Interest expense and other increased during the third quarter of 1996 compared to the prior year period due to the 6 1/2% European Notes which were issued in July 1996 and which resulted in interest expense during the third quarter of 1996 of approximately $352,000 net of amounts of interest capitalized, and approximately $132,000 of amortization of issuance costs associated with the 6 1/2% European Notes. Interest expense and other during the third quarter of 1995 included net interest expense of approximately $150,000 and approximately $129,000 of amortization of issuance costs associated with the 8% European Notes.



                        LIQUIDITY AND CAPITAL RESOURCES


       During the first nine months of 1996, Harken's working capital increased approximately $8.1 million, primarily due to the availability of approximately $7.2 million of unrestricted funds held in the Segregated Account relating to the 6 1/2% European Notes issued in July 1996. In addition, proceeds of approximately $6.2 million from the 8% European Notes which were restricted as of December 31, 1995 became available and were transferred from the Segregated Account during the first nine months of 1996, although $5 million of these proceeds were used in the EnerVest Property acquisition as of July 1996. Harken also generated approximately $3.0 million of net proceeds during the first nine months of 1996 from the conversion of certain options and warrants and from a March 1996 private placement of Harken common stock. Partially offsetting these increases in working capital during the first nine months of 1996 were capital expenditures relating to Harken's domestic and international capital projects.

       During the nine months ended September 30, 1996, Harken's cash and temporary investments increased approximately $5.0 million consisting primarily of transfers from the European Segregated Account of $10.9 million following the conversions of 8% European Notes to Harken common stock, Harken common stock private placement offering proceeds of approximately $1.3 million, and the initial advances pursuant to the Rio Negro Development Finance Agreement and Rochester Agreement of $2.5 million. Such activity was sufficient to fund capital expenditures of approximately $12.7 million and repayments of notes payable and long-term obligations of approximately $1.3 million. Cash flow provided by operations during the first nine months of 1996 totaled approximately $2.3 million.

       Harken believes that cash flow from operations will be sufficient to meet its operating cash requirements in 1997. Harken includes in cash and temporary investments certain balances which are restricted to use for specific project expenditures, collateral or for distribution to outside interest owners and are not available for general working capital purposes.

       In July 1996, Harken significantly improved its available capital resources primarily through the issuance of $40 million of 6 1/2% European Notes, which generated net available proceeds, subject to limitations discussed below, of approximately $36.9 million. Such 6 1/2% European Notes mature in July 2000 and are convertible by the holders into shares of Harken common stock at a conversion price of $2.50 per share, and convertible by Harken into shares of Harken common stock after one year following issuance, if for any period of thirty consecutive days the closing price of Harken common stock for each day during such period shall have equaled or exceeded 135% of the conversion price (or $3.375 per share of Harken common stock). All proceeds from the sale of the 6 1/2% European Notes were paid at closing to a Trustee pursuant to a Trust Indenture and are held in a Segregated Account to be maintained for Harken's benefit.

       The Trust Indenture under which the 6 1/2% European Notes were issued requires Harken to maintain an Asset Value Coverage Ratio equal to or greater than 1:1, and is calculated as the ratio of the sum of 100% of the aggregate amount of Harken's cash on deposit in the Segregated Account plus 60% of the aggregate amount of Harken's marketable securities plus 50% of the SEC value of Harken's domestic unencumbered total proved reserves of which at least 75% thereof must be proved developed producing reserves to the aggregate outstanding principal amount of the 6 1/2% European Notes. As of September 30, 1996, Harken was in compliance with the Asset Value Coverage Ratio test and the amount of net proceeds from the 6 1/2% European Notes that was available based on the Asset Value Coverage Ratio described above was approximately $7,201,000.

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

       To the extent that proceeds invested in the Segregated Account at the balance sheet date are available under the above Asset Value Coverage Ratio limitations, such cash is included as a current asset as it is available to Harken to fund international and domestic activities including acquisitions, drilling costs and other capital expenditures or other working capital needs. Interest incurred on the 6 1/2% European Notes is payable semi-annually in January and July of each year to maturity or until the 6 1/2% European Notes are converted. Interest payments will be funded from cash flow from operations, existing cash balances or from available proceeds in the Segregated Account.

       Also during July 1996, Harken strengthened its operating cash flow with the acquisition of certain producing oil and gas properties located in the Magnolia area of Arkansas and in the Carlsbad area of New Mexico (the "EnerVest Properties"). The purchase price of $15,200,000 plus the assumption of certain operational liabilities related to these properties, was paid in the form of $5,000,000 cash paid at closing, 1,550,000 shares of Harken common stock issued following closing, and 1,159,091 shares of Harken common stock issued at a designated time following the registration and sale by the seller of the initial shares issued at closing. Harken also issued to the seller warrants to purchase, for a period of three years from closing, 300,000 restricted shares of Harken common stock at an exercise price of $2.75 per share. The agreement includes adjustment provisions pursuant to which Harken may be obligated to issue additional shares of Harken common stock if the seller does not realize at least $10,200,000 from the sale of all shares issued to the seller. The $5,000,000 cash consideration paid in connection with the July 1996 acquisition of the EnerVest Properties was funded with proceeds attributable to the 8% European Notes, issued in May 1995.

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

       Harken's operating strategy includes efforts to find additional opportunities to acquire domestic oil and gas reserves through merger and acquisitions, in exchange for cash, debt or issuance of Harken common stock.
In addition to Harken's efforts to acquire domestic oil and gas reserves, Harken continues to be very active in exploration efforts internationally, particularly in Colombia. As of September 30, 1996, Harken's net investment in its Colombian operations has totaled approximately $7.6 million, the realizability of which is dependent upon the success of Harken's exploration efforts. In addition, terms of each of the Association Contracts entered into between Harken de Colombia, Ltd. and Ecopetrol commit Harken to perform certain activities in accordance with a prescribed timetable. Failure by Harken to perform these activities as required could result in Harken losing its rights under the particular Association Contract, which could potentially have a material adverse effect on Harken's business. For a detailed discussion of each of the Association Contracts entered into between Harken de Colombia, Ltd. and Ecopetrol, see "Notes to Consolidated Condensed Financial Statements, Note 10 -- Commitments and Contingencies".

       In October 1995, Harken entered into a Development Finance Agreement (the "Rio Negro Development Finance Agreement") with Arbco Associates L.P., Offense Group Associates L.P., Kayne Anderson Nontraditional Investments L.P. and Opportunity Associates L.P. (collectively, the "Rio Negro Investors"), pursuant to which the Rio Negro Investors agreed to provide up to $3.5 million to Harken to finance the drilling of two wells, including the Torcaz #2, on the Rio Negro prospect in the Bocachico Contract area in exchange for the right to receive future payments from Harken equal to 40% of the net profits that Harken, through its wholly-owned subsidiary Harken de Colombia, Ltd., may derive from the sale of oil and gas produced from the Rio Negro prospect (the "Participation") if the planned drilling on that prospect is successful. Pursuant to the Rio Negro Development Finance Agreement, Harken has agreed to drill two wells on the Rio Negro prospect. Any costs incurred to drill these two wells in excess of the amounts funded by the Rio Negro Investors will be borne by Harken. As of September 30, 1996, Harken had requested and received $2,000,000 pursuant to the Rio Negro Development Finance Agreement. Subsequent to September 30, 1996, Harken had also requested and received the remaining $1,500,000 pursuant to the Rio Negro Development Finance Agreement.

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

       On June 28, 1996, Harken along with Harken de Colombia, Ltd. entered into development finance agreements ("the Palo Blanco Development Finance Agreements") with BSR Investments, Inc. and Greyledge LLC, respectively ("the Palo Blanco Investors"), which cover the Palo Blanco prospect under the Alcaravan Contract area. Under the terms of the Palo Blanco Development Finance Agreements, the Palo Blanco Investors will provide an aggregate of $2,500,000 to Harken de Colombia, Ltd. to finance the drilling of the first well on the Palo Blanco prospect in exchange for an aggregate beneficial interest of up to 40% of the net profits which may be realized by Harken de Colombia, Ltd. from this prospect, subject to reduction upon exercise of an election to exchange this interest or any part thereof for shares of Harken common stock. The Palo Blanco Investors will receive as part of the consideration for this transaction an aggregate of 90,000 shares of restricted Harken common stock.

       Under the Palo Blanco Development Finance Agreements, both the Palo Blanco Investors and Harken have options to elect to exchange the Palo Blanco Investors' respective beneficial interests in the Palo Blanco prospect for restricted shares of Harken common stock. The Palo Blanco Investors may elect to exchange from time to time all of their interests for an aggregate of 1,109,976 restricted shares of Harken common stock, or any lesser part on a prorated basis. Harken may exercise its option to exchange on the same terms but only as to 75% of such interests on a similar prorated basis. Harken may thereafter elect to exchange the remaining 25% of such unexchanged interests, if any, for additional shares of restricted Harken common stock based upon 50% of the independently engineered valuation of the first well drilled on this Palo Blanco prospect. Following the issuance of such Harken common stock thereunder, the Palo Blanco Investors will have certain registration rights with regard thereto. During July 1996 and October 1996, Harken received from the Palo Blanco Investors the first and second scheduled advances pursuant to the Palo Blanco Development Finance Agreements each totaling $625,000. The Palo Blanco Investors elected to exercise their option to exchange these initial interests resulting in the issuance of 299,994 restricted shares of Harken common stock during the third quarter of 1996 and 299,994 restricted shares of Harken common stock subsequent to September 30, 1996, leaving the Palo Blanco Investors with an aggregate beneficial interest of up to 20% of the net profits which may be realized by Harken de Colombia, Ltd. from the Palo Blanco prospect.

       During September 1996, Harken entered into an operating agreement (the "Rochester Agreement") with Rochester Minerals, Inc. ("Rochester") pursuant to which Rochester agreed to provide $1 million to Harken de Colombia, Ltd. for the exploration and development of the Palo Blanco prospect area. In exchange, Rochester will acquire a beneficial interest equal to 25% of the 100% interest of Harken de Colombia, Ltd. in the lands within the Alcaravan prospect except for the western portion of this block which includes the Alcaravan #1 well, which was excluded from the Rochester Agreement. During September 1996, Harken received from Rochester $500,000 due pursuant to the Rochester Agreement and subsequent to September 30, 1996, Harken received an additional $500,000 due pursuant to the Rochester Agreement.

       During the third quarter of 1996, Harken's Board of Directors approved a three year $60 million exploration program for the Middle Magdalena and Llanos Basins of Colombia. The program includes drilling to evaluate twelve currently identified prospects over approximately 75,000 acres. In addition to the drilling program, Harken plans to conduct additional new geologic and engineering studies directed at specific prospect "leads" beginning in 1997 on an additional 125,000 acres in compliance with the various Association Contract work programs. Plans to evaluate the remaining 800,000 acres currently held by Harken in Colombia will be finalized over the next twenty-four months.

       The above mentioned exploration program timetable anticipates Harken drilling, on average, one Colombian prospect per quarter beginning in 1997.
The timetable does not include new prospects that may subsequently be identified through seismic and geologic studies nor the development wells which would be required if an exploratory well is successful. Some of the drilling program activities will test potential formations created by the thrust fault tectonics which are present in the Middle Magdalena Basin of Colombia.

       All of the steps taken by Harken during the past year, including the above mentioned Development Finance Agreements, provide Harken with additional capital resources, both internally and externally, to be used toward accomplishing Harken's exploration and development objectives. Capital expenditures related to Harken's Colombian operations are expected to total a minimum of approximately $15 million during 1997, including a minimum of approximately $6 million related to total activity required under Harken's Association Contracts. Such capital expenditures in excess of amounts required will be incurred only to the extent that cash flows from operations or capital resources are available. Drilling and completion operations for the Torcaz #2 were successfully completed during late August 1996. This well was drilled to a projected depth of approximately 8,500 feet and has been evaluated with a series of electric logs and initial production testing. Harken has already identified eight additional well locations on the Torcaz prospect and has filed applications for environmental permits on two well locations within the Bocachico Contract area. The next well to be drilled in this prospect area, the Torcaz #3, is expected to be spudded near the end of 1996.

       Harken is currently negotiating with several potential industry and financial partners with the objective of farming out a portion of its interests in various prospects.

       Harken anticipates that full development of Colombian reserves in the Alcaravan contract area of the Llanos Basin and the Bocachico, Cambulos and Bolivar contract areas of the Middle Magdalena Basin may take several years and may also require extensive production facilities which would require significant additional capital expenditures. The ultimate amount of such expenditures cannot be presently predicted. Harken anticipates that amounts required to fund its Colombian activities, including the above mentioned exploration programs and additional development expenditures, will be funded from existing cash balances, asset sales, the proceeds from the 6 1/2% European Notes, future stock issuances, production payments, operating cash flows and from industry partners; however, there can be no assurances that Harken will have adequate funds available to it to fund its Colombian activities or that industry partners can be obtained to fund such Colombian activities.

       Domestically, Harken plans to continue development of proved undeveloped reserves on properties with minimal development risk in addition to a continual workover program on producing properties. The targeted results of these efforts are, at a minimum, to replace production declines to maintain cash flow at a reasonably steady rate in 1997. Such efforts will be completed with minimal planned increases in general and administrative expenses for 1997 compared to the level of such expenses reflected during the quarter ended September 30, 1996.

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

       Harken has accrued approximately $1,874,000 at September 30, 1996 relating to operational or regulatory contingent liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including a certain lawsuit and the guarantee of certain lease obligations of a former subsidiary, which in management's opinion, will not result in significant loss exposure to Harken.

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

             Although the outcome of the litigation matter described above is uncertain, Harken does not believe that any liability to Harken as a result of such matter will have a material adverse effect on Harken's financial condition.

             Harken previously reported that it had been named as a defendant in a lawsuit styled Douglas C. Kramlich vs. E-Z Serve Corp., Harken Energy Corp., Diamond Shamrock, Inc., Autotronic Systems, Inc. and Does 1-100 filed in the Superior Court of California, County of San Diego. In September 1996, the plaintiff dismissed Harken from the lawsuit. The dismissal was without prejudice to refiling.

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

           *10.1 Harken Energy Corporation 1996 Incentive and Nonstatutory Stock Option Plan.

             *27      Financial Data Schedules.

       (b)   REPORTS ON FORM 8-K.

             The registrant filed a Current Report on Form 8-K dated July 10, 1996 (Item 2) to report the acquisition of the EnerVest Properties.

             The registrant filed a Current Report on Form 8-K dated July 31, 1996 (Item (5) to report the issuance of the 6 1/2% European Notes.


______________________
*Filed herewith

                           HARKEN ENERGY CORPORATION

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                Harken Energy Corporation
                                     ------------------------------------------
                                                      (Registrant)





Date:    November 11, 1996          By:              /s/ Bruce N. Huff
      -----------------------       -------------------------------------------
                                       Bruce N. Huff, Senior Vice President and
                                                  Chief Financial Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  10.1        -   Harken Energy Corporation 1996 Incentive and Nonstatutory
                  Option Plan.

  27          -  Financial Data Schedule
