Form 10-K405
period 1996-12-31
HARKEN ENERGY CORP
filed 1997-03-11
CIK 313478

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


              /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM       TO
                                                  ------   ------

                          COMMISSION FILE NUMBER 0-9207

                            HARKEN ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)


                   DELAWARE                                 95-2841597
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)

      5605 N. MACARTHUR BLVD., SUITE 400                       75038
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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

     The aggregate market value of the voting Common Stock, par value $0.01 per share, held by nonaffiliates of the Registrant as of March 4, 1997 was approximately $414,000,000. For purposes of the determination of the above stated amount only, all directors, executive officers and 5% or more shareholders of the Registrant are presumed to be affiliates.

     The number of shares of Common Stock, par value $0.01 per share, outstanding as of March 4, 1997 was 99,226,246.

     DOCUMENTS INCORPORATED BY REFERENCE: DEFINITIVE PROXY MATERIALS FOR THE 1997 ANNUAL MEETING OF STOCKHOLDERS -- PART III, ITEMS 10, 11, 12, AND 13.

                                TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I.

  ITEM  1.       Business...............................................................   3

  ITEM  2.       Properties.............................................................  16

  ITEM  3.       Legal Proceedings......................................................  16

  ITEM  4.       Submission of Matters to a Vote of Security Holders....................  16

PART II.

  ITEM  5.       Market for Registrant's Common Equity and Related Stockholder Matters..  17

  ITEM  6.       Selected Financial Information and Other Data..........................  18

  ITEM  7.       Management's Discussion and Analysis of Financial Condition and
                 Results of Operations..................................................  20

  ITEM  8.       Financial Statements and Supplementary Data............................  29

  ITEM  9.       Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure...................................................  63

PART III.

  ITEM 10.       Directors and Executive Officers of the Registrant.....................  63

  ITEM 11.       Executive Compensation.................................................  63

  ITEM 12.       Security Ownership of Certain Beneficial Owners........................  63

  ITEM 13.       Certain Relationships and Related Transactions.........................  63

PART IV.

  ITEM 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K........  64

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         Harken Energy Corporation (together with its wholly-owned subsidiaries, "Harken") is engaged in oil and gas exploration, development and production operations both domestically and internationally through its various wholly-owned subsidiaries. Harken's domestic operations include oil and gas exploration, development and production operations in the Four Corners area of Utah, Arizona and New Mexico, in the Texas Panhandle region, in the Magnolia region of Arkansas and the Carlsbad region of New Mexico. Harken's international operations include four exclusive Colombian Association Contracts with the state-owned Colombian oil company.

         Harken's corporate strategy is to expand its domestic reserve base through acquisitions and additional exploration and developmental drilling on its existing oil and gas properties and to reinvest a substantial portion of the cash flow generated from its domestic assets, along with funds generated from traditional and other sources of financing, towards developing its higher potential, and higher risk, international prospects.

         Harken was incorporated in 1973 in the state of California and reincorporated in 1979 in the state of Delaware. Harken's principal offices are located at 5605 N. MacArthur Blvd., Suite 400, Irving, Texas 75038 and its telephone number is (972) 753-6900.

INTERNATIONAL EXPLORATION OPERATIONS

         Harken's international operations consist primarily of its exploration operations in Colombia. Harken, through its wholly-owned subsidiary Harken de Colombia, Ltd., currently holds and maintains four exclusive Association Contracts with Empresa Colombiana de Petroleos ("Ecopetrol"), the state-owned Colombian oil company.

         Alcaravan Contract -- During the third quarter of 1992, Harken de Colombia, Ltd. was awarded the exclusive right to explore for, develop and produce oil and gas throughout the Alcaravan area of Colombia. The Alcaravan area is located in Colombia's Llanos Basin and is located approximately 140 miles east of Santafe De Bogota. Harken and Empresa Colombiana de Petroleos ("Ecopetrol") have entered into an Association Contract (the "Alcaravan Contract") which currently requires Harken to conduct a seismic and exploratory drilling program on approximately 210,000 acres in the Alcaravan area during the initial six years of the Alcaravan Contract. At the end of each of the first six years of the Alcaravan Contract, Harken has the option to withdraw from the Alcaravan Contract or to commit to the next year's work requirements. If during the initial six years of the Alcaravan Contract, Harken discovers one or more fields capable of producing oil or gas in quantities that are economically exploitable and Ecopetrol agrees that such field is economically exploitable (a "commercial discovery"), the term of the Alcaravan Contract will be extended for a period of 22 years from the date of such commercial discovery. Harken has completed all work requirements for the first and second years of the Alcaravan Contract.

         Upon a discovery of a field capable of commercial production, and upon commencement of production from that commercial field, Ecopetrol will reimburse Harken for 50% of Harken's successful well costs expended up to the point of declaration of a commercial discovery. Production from the field following a commercial discovery will be allocated as follows: Ecopetrol, on behalf of the Colombian government, will receive a 20% royalty interest in all production and all production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Harken until cumulative production in such field reaches 60 million barrels of oil, after which Ecopetrol's share of production will progressively increase and Harken's share will progressively decrease until cumulative production from the field reaches 150 million barrels of oil, and thereafter all production will be allocated 70% to Ecopetrol and 30% to Harken. If more than one commercially declared field is discovered on the Alcaravan area, the production sharing percentages applicable to the field with the greatest cumulative production will be applied to all fields within the Alcaravan area. After declaration of a commercial discovery, Harken and Ecopetrol will be responsible for all future development costs and operating expenses in direct proportion to their interest in production.

         In February 1995, Harken drilled the first well on the Alcaravan acreage, the Alcaravan #1. The well was initially determined not to be economically productive, however, Harken intends to re-enter the well during the next contract year to finalize the evaluation of this well. The drilling of this well satisfied the contractual obligations of the second year of the Alcaravan Contract.

         During 1996, Harken renegotiated certain terms of the Alcaravan Contract with Ecopetrol and amended the original contract to provide for an extension of time to fulfill the work requirements corresponding to the third contractual year of the Alcaravan Association Contract. The amended third year contractual work obligations included Harken drilling only one exploratory well and returning approximately 40% of the original acreage contracted. Also, the amendment included a new term until March 13, 1997 to drill the exploratory well corresponding to the third contractual year of the Alcaravan Contract. Harken spudded the Estero #1 exploratory well located on the Palo Blanco prospect within the Alcaravan area in early February 1997. The Estero #1 well is expected to be drilled to a depth of 9,100 feet to test the Carbonera, Mirador, Guadalupe, Gacheta and Ubaque formations. Harken anticipates that the Estero #1 well will take approximately 30 days to reach total depth and an additional 20 days of testing before results of the well will be available.

         During September 1996, Harken de Colombia, Ltd. entered into an operating agreement (the "Rochester Agreement") with Rochester Minerals, Inc. ("Rochester", a Canadian corporation) pursuant to which Rochester agreed to pay 33 1/3% of the aggregate costs of the initial well to be drilled on the Palo Blanco prospect, the Estero #1 well, in conjunction with a non-refundable project contribution of $500,000. In exchange, Rochester, upon its full performance, will acquire a beneficial interest equal to 25% of the interest held by Harken de Colombia, Ltd. in the Alcaravan Contract, except as it relates to the area around the Alcaravan #1. As of December 31, 1996, Harken had received from Rochester $1,050,000 due pursuant to the Rochester Agreement, including the $500,000 project contribution, and subsequent to December 31, 1996, Harken received an additional $80,000 due pursuant to the Rochester Agreement.

         In January 1997, Harken de Colombia, Ltd. entered into a financing agreement ("the Parkcrest Financing Agreement") with Parkcrest Exploration, Ltd. ("Parkcrest", a Canadian corporation) which covers the Palo Blanco prospect, and includes options on additional prospects, all located within the Alcaravan Contract area. Under the terms of the Parkcrest Financing Agreement, Parkcrest paid a project fee of $250,000 to Harken and prepaid 33 1/3% of the estimated drilling and completion costs of the initial well to be drilled on the Palo Blanco prospect in exchange for a beneficial interest equal to 25% of the interest held by Harken de Colombia, Ltd. in the Palo Blanco prospect. In January 1997, Harken received from Parkcrest approximately $783,000 representing the initial $250,000 payment and the prepayment of Parkcrest's share of the estimated drilling costs of the first well to be drilled in the Palo Blanco prospect, the Estero #1 well. In February 1997, Harken also received from Parkcrest approximately $301,000 representing the prepayment of Parkcrest's share of the estimated completion and contingency costs of the Estero #1 well to be drilled on the Palo Blanco prospect.

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

         During the first year of the Bocachico Contract, Harken conducted seismic activities on the lands covered by this contract. During each of the second through the sixth contract years, Harken may elect to continue the contract by committing to the drilling of at least one well during each contract year.

         On January 19, 1995, after completing an engineering feasibility study, Harken notified Ecopetrol of Harken's commitment to drill a well under the Bocachico Contract, and thereby extended the Bocachico Contract into its second year. Harken spudded its first well on this Bocachico Contract area, the Torcaz #2, on July 18, 1996. This well was completed and initially tested at the rate of 635 barrels per day. Harken has encountered numerous mechanical problems with the down-hole submersible electric pump compounded by apparent reservoir formation damage which may have occurred in the completion process. Harken is carrying out recompletion efforts on this well as well as further remedial work.

         On February 27, 1996, Harken committed to the drilling of a second well thereby extending the Bocachico Contract into its third year and in February 1997 received an extension of the third year of the Bocachico Contract to May 5, 1997 to complete this second well. Harken expects to spud its second well related to the Bocachico Contract area, the Torcaz #3, during March 1997. Harken has further currently identified eight additional potential well locations and has filed applications for environmental permits on two additional well locations within the Bocachico Contract area.

         In October 1995, Harken entered into a Development Finance Agreement (the "Rio Negro Development Finance Agreement") with Arbco Associates L.P., Offense Group Associates L.P., Kayne Anderson Nontraditional Investments L.P. and Opportunity Associates L.P. (collectively, the "Rio Negro Investors"), pursuant to which the Rio Negro Investors agreed to provide up to $3,500,000 to Harken to finance a portion of the drilling of two wells, including the Torcaz #2 well, on the Rio Negro prospect in the Bocachico Contract area in exchange for the right to receive future payments from Harken equal to 40% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from the Rio Negro prospect (the "Participation") if the planned drilling on that prospect is successful. Pursuant to the Rio Negro Development Finance Agreement, Harken is obligated to drill two wells on the Rio Negro prospect. The drilling of the Torcaz #3 well which is anticipated to spud in March 1997 will fulfill this commitment by Harken. As of December 31, 1996, Harken had requested and received the entire $3,500,000 pursuant to the Rio Negro Development Finance Agreement, and has reflected such amount as a reduction to its investment in Colombian oil and gas properties in the accompanying consolidated balance sheet.

         Pursuant to the Rio Negro Development Finance Agreement, the Rio Negro Investors have the right at any time prior to January 11, 1998 (the "Commitment Date"), to convert all or part of the Participation into shares of Series D Preferred Stock of Harken (the "Preferred Stock"), and Harken likewise has the right, exercisable during a 10 day period following the Commitment Date, to convert up to 75% of the Participation into shares of Preferred Stock if the Rio Negro Investors have not previously elected to convert all of such Participation. If Harken exercises its right to convert the Participation into Preferred Stock, the Rio Negro Investors at that time can elect to receive cash in lieu of Preferred Stock equal to the amount of the balance of the remaining unexchanged Participation plus an additional amount computed at a 25% annual rate of return. In addition, the Rio Negro Investors may then elect to further convert any remaining portion of the Participation into additional shares of Preferred Stock. The shares of Preferred Stock which may be issued will pay dividends at an annual rate of 15% and are redeemable by Harken without premium except for accrued unpaid dividends at any time after the Commitment Date, and must be redeemed by Harken no later than October 12, 2000. A failure by Harken to timely pay dividends due under this Preferred Stock for three quarters or to redeem such Preferred Stock when due would give rise to a right exercisable on behalf of the Rio Negro Investors to elect one director to Harken's Board of Directors.

         Playero Contract -- In December 1994, Harken de Colombia, Ltd. signed its third Association Contract (the "Playero Contract") with Ecopetrol, covering the Playero Contract area located in the Llanos Basin of Colombia. In May 1996, Harken elected not to commit to drill a well in the Playero Contract area, thereby allowing the Playero Contract to expire under its own terms. Harken recognized an impairment in the carrying value of this investment of $19,000 during the first quarter of 1996 which represented Harken's total investment in the Playero Contract.

         Cambulos Contract -- In September 1995, Harken de Colombia, Ltd. signed an additional Association Contract (the "Cambulos Contract") with Ecopetrol, covering the Cambulos Contract area. Under the Cambulos Contract, Harken has acquired the exclusive rights to conduct exploration activities in the Cambulos Contract area, which covers approximately 300,000 acres in the Middle Magdalena Valley of Central Colombia.

         During the first two years of the Cambulos Contract, Harken is required to conduct geologic studies on the lands covered by this contract, including reprocessing of at least 400 kilometers of existing seismic data and the acquisition of at least 90 kilometers of new seismic data. As of December 31, 1996, Harken has completed a preliminary environmental study for the Cambulos Contract area and is currently conducting the obligatory work program required during the first two years of the Cambulos Association contract. During each of the third through the sixth contract years, Harken may elect to continue the contract by committing to the drilling of at least one well during each contract year.

         If during the initial six years of the Cambulos Contract, Harken discovers a field capable of commercial production of oil or gas, the term of the Cambulos Contract will be extended for a period of 22 years from the date of such commercial discovery. Upon a commercial discovery and at the initiation of production from the commercial field, Harken will be reimbursed by Ecopetrol for 50% of all seismic costs and dry well costs incurred prior to the point at which a declaration of a commercial discovery is made in addition to being reimbursed for 50% of its successful direct exploratory well costs expended up to the point of declaration of a commercial discovery. Production from a commercial discovery will be allocated as follows: Ecopetrol, on behalf of the Colombian government, will receive a 20% royalty interest in all production, and all production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Harken until cumulative production from all fields in the Cambulos acreage reaches 60 million barrels of oil, after which Ecopetrol's share of production will increase progressively to 75% and Harken's share will decrease progressively to 25% determined by a formula based on Harken's recovery of its total expenditures under the Cambulos Contract. After a declaration of a commercial discovery, Harken and Ecopetrol will be responsible for all future development costs and operating expenses in direct proportion to their interest in production.

         Harken plans to drill its first exploratory well on the Cambulos Contract area in the early fall of 1997.

         Bolivar Contract -- In May 1996, Harken de Colombia, Ltd. signed an additional Association Contract (the "Bolivar Contract") with Ecopetrol, covering the Bolivar Contract area. Under the Bolivar Contract, Harken has acquired the exclusive rights to conduct exploration activities in the Bolivar Contract area, which covers approximately 250,000 acres in the Northern Middle Magdalena Valley of Central Colombia.

         During the first two years of this Bolivar Contract, Harken's work program will consist of preparing an engineering study of the Buturama and Totumal fields located on and adjacent to this acreage, the reprocessing of 350 kilometers of existing seismic data and the acquisition of 100 kilometers of new seismic data on this contract area. During each of the third through the sixth contract years, Harken may elect to continue the contract by committing to the drilling of at least one well during each contract year. The production sharing arrangements under the Bolivar Contract are substantially similar to those under the Cambulos Contract.

         Harken intends to drill its first exploratory well on the Bolivar Contract area in the summer of 1997.

DOMESTIC EXPLORATION AND PRODUCTION OPERATIONS

         Harken operates or owns a non-operating working interest in 228 oil wells and 33 gas wells in the U.S. Harken's operations are located in the Paradox Basin in the Four Corners area of Arizona, Utah and New Mexico, the Texas Panhandle region, the Carlsbad region of New Mexico and the Magnolia region of Arkansas.

         Four Corners Operations - Harken operates a total of 40 oil wells and 6 gas wells in the Four Corners area of Arizona, Utah, and New Mexico. Harken also owns an interest in the Aneth Gas Plant, a gas processing plant located in the Paradox Basin (Harken's interest in the Aneth Gas Plant and the Four Corners area oil and gas wells are hereinafter referred to as the "Four Corners Properties"). Harken acquired its initial 50% interest in these properties as a result of the February 1993 acquisition of Chuska Resources Corporation ("Chuska"). Harken's activities in the Four Corners area are carried out primarily through Harken Southwest Corporation ("HSW"), a wholly-owned subsidiary.

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

         In order to develop the Navajo Nation Lands, in 1988, HSW entered into an operating agreement pursuant to which a group of investors acquired an undivided 50% interest in the gross proceeds receivable by HSW under the 1983 Tribal Agreement and the 1987 Tribal Agreement. Between 1994 and 1996, HSW reacquired the interests of all but one of these investors resulting in Harken now being entitled to receive approximately 94% interest in the operator's revenues from such properties. Pursuant to the Operations Agreement, HSW is the operator for itself and the remaining investor.

         Texas Operations - Harken operates or owns a non-operated interest in 105 oil wells and 27 gas wells in Texas. Harken operates 70 oil wells and 11 gas wells in Hutchinson County, owns non-operated interests in 35 oil wells in Hockley County, and owns non-operated interests in 16 gas wells in various counties of the Texas Gulf Coast region. Harken acquired its Texas properties as a result of three acquisitions.

         On May 22, 1995, Harken acquired Search Exploration, Inc., a publicly-held oil and gas exploration and production company ("Search Exploration"), through a merger between Search Exploration and Search Acquisition Corp., a wholly-owned subsidiary of Harken ("Search Acquisition"). At the effective time of the merger, each of the outstanding shares of common stock, preferred stock and certain outstanding promissory notes of Search Exploration were converted into approximately 2.2 million shares of Common Stock. Harken also issued warrants exercisable for 732,771 shares of common stock of Harken ("Common Stock") in exchange for certain outstanding warrants of Search Exploration.

         In October 1995, Harken Energy West Texas, Inc., a wholly-owned subsidiary of Harken, acquired certain non-operated interests in producing properties located in Hockley County, Texas (the "Yellowhouse Properties"). As consideration for the purchase of these interests, Harken issued three million shares of Common Stock, warrants to purchase an additional one million shares of Common Stock at $2 per share, and assumed $750,000 of short-term notes payable. Harken and the seller made payments totaling approximately $417,000 on these notes payable at closing and the remaining balance was repaid in full by Harken in monthly installments through March 1996.

         On December 21, 1995, pursuant to a Purchase and Sale Agreement (the "Panhandle Purchase and Sale Agreement"), Harken Exploration Company, a wholly-owned subsidiary of Harken ("Harken Exploration"), acquired working interests in certain producing oil and gas leases located on approximately 6,800 acres in Hutchinson County, Texas, a gas gathering system located thereon, property and equipment related thereto and the surface rights to a 161 acre tract of land (the "Panhandle Properties"), in exchange for 2,500,000 shares of Common Stock (the "Purchase Shares"), $2,500,000 in cash and a promissory note of Harken Exploration (the "Panhandle Note") in the principal amount of $13,000,000. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements, Note 6 -- Notes Payable and Long-Term Obligations" contained in Part

II, Item 8 for further description of the terms of the Panhandle Note and a subsequent exchange of the Panhandle Note for shares of Common Stock.

         In addition to existing production, the Panhandle Properties include substantial proved undeveloped reserves which Harken plans to systematically develop over the next two to four years. The properties purchased include a pipeline and gathering system that has capacity and expansion capability to accommodate the planned development of the properties. Harken believes that the gas produced from the Panhandle Properties, with its associated products, can be sold at a premium to posted gas prices in the region as a result of the high BTU content of such gas. Harken received an average of $4.30 per mcf of gas produced from the Panhandle Properties in 1996 compared to posted prices of approximately $2.17 per mcf.

         New Mexico Operations - Harken, through Harken Exploration, owns non-operated interests in 18 oil wells in the Carlsbad region of New Mexico. These properties were acquired as a part of the EnerVest acquisition described below.

         Arkansas Operations - Harken, through Harken Exploration, operates 34 oil wells and owns nonoperated interests in 31 oil wells in Arkansas. On July 10, 1996 Harken Exploration purchased working interests in certain producing oil and gas properties located in the Magnolia area of Arkansas and in the Carlsbad area of New Mexico (the "EnerVest Properties") from EnerVest Acquisition-II Limited Partnership ("EnerVest"). The purchase price of approximately $15,200,000, plus the assumption of certain operational liabilities relating to these properties, is subject to adjustments for property defects identified including title defects, environmental defects, nonproductive unplugged wells and product production balancing defects. This purchase price was paid in the form of $5,000,000 cash paid at closing, 1,550,000 shares of Common Stock which were issued following closing, and 1,159,091 shares of Common Stock to be issued at a designated time following the registration and sale by EnerVest of the initial shares issued following closing. Harken also issued to EnerVest warrants to purchase, over a period of three years from closing, 300,000 shares of Common Stock at an exercise price of $2.75 per share. The agreement includes adjustment provisions pursuant to which Harken may be obligated to issue additional shares of Common Stock if EnerVest does not realize at least $10,200,000 from the sale of all shares of Common Stock issued to EnerVest. In addition, EnerVest will maintain a lien on these properties until such time as it has received or recognized approximately $7,000,000 in proceeds from the sales of all shares of Common Stock received from the sale of the EnerVest Properties. As of December 31, 1996, EnerVest had received cumulative proceeds of approximately $3,600,000 from the sale of the initial 1,550,000 shares of Common Stock issued following closing.

EXECUTIVE OFFICERS OF HARKEN

         The officers of Harken are elected annually by the Board of Directors following each Annual Meeting of Stockholders, or as soon thereafter as necessary and convenient. Each officer holds office until the earlier of such time as his or her successor is duly elected and qualified, his or her death or he or she resigns or is removed from office. Any officer elected or appointed by the Board of Directors may be removed by the Board of Directors whenever, in its judgement, the best interests of Harken will be served thereby, but such removal will be without prejudice to the contract rights, if any, of the person so removed.

         The executive officers of Harken as of December 31, 1996, their ages and positions held with Harken and their business experience for the past five years are listed below.

NAME                    AGE    POSITION HELD WITH HARKEN
----                    ---    -------------------------
Mikel D. Faulkner       47     Chairman of the Board of Directors and
                               Chief Executive Officer
Richard H. Schroeder    52     President, Chief Operating Officer and Director
Bruce N. Huff           46     Senior Vice President, Chief Financial Officer
                               and Director
Stephen C. Voss         46     Senior Vice President
Joseph H. Clark         65     Senior Vice President - Operations
Larry E. Cummings       44     Vice President, Secretary and General Counsel
A. Wayne Hennecke       38     Vice President and Treasurer
Gregory S. Porter       31     Vice President - Legal


         Mikel D. Faulkner has served as Chairman of the Board of Harken since February 1991 and Chief Executive Officer of Harken since 1982. Mr. Faulkner previously served as President of Harken between 1982 and 1993.

         Richard H. Schroeder has served as President, Chief Operating Officer and Director of Harken since March 1994. From November 1990 to March 1994, Mr. Schroeder was President and owner of RHS Management, a management consulting firm, and from January 1983 to November 1990, Mr. Schroeder was President of Rosewood Resources, Inc., a privately-owned oil and gas exploration and production company.

         Bruce N. Huff has served as a Director of Harken since August 1996. Mr. Huff has served as Senior Vice President and Chief Financial Officer since 1990.

         Stephen C. Voss has served as Senior Vice President of Harken since 1990. Mr. Voss has also served since 1990 as President of Harken International, Ltd., a wholly-owned subsidiary of Harken.

         Joseph H. Clark has served as Senior Vice President of Operations of Harken since April 1996. From December 1990 to April 1996, Mr. Clark served as Vice President of Production for Marsh Operating Company of Dallas, Texas. Mr. Clark is a registered Professional Engineer.

         Larry E. Cummings has served as Vice President, Secretary and General Counsel of Harken since 1983. Mr. Cummings previously served as Senior Legal Counsel to Harken from 1978 to 1983.

         A. Wayne Hennecke has been employed with Harken since 1988. Mr. Hennecke has served as Vice President and Treasurer of Harken since June 1995. Mr. Hennecke previously served as Vice President - Finance for Harken's subsidiaries.

         Gregory S. Porter has served as Vice President - Legal of Harken since September 1995. From April 1994 to September 1995, Mr. Porter was an attorney with the law firm of Baker & McKenzie and from September 1992 to April 1994, Mr. Porter was an attorney with the law firm of Johnson & Gibbs.

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

         International Operations. Harken presently conducts operations in Colombia and anticipates that it will conduct operations in Colombia and other foreign countries in the future. Foreign properties, operations or investments may be adversely affected by local political and economic developments, exchange controls, currency fluctuations, royalty and tax increases, retroactive tax claims, renegotiation of contracts with governmental entities, expropriation, import and export regulations and other foreign laws or policies governing operations of foreign-based companies, as well as by laws and policies of the United States affecting foreign trade, taxation and investment. In addition, as certain of Harken's operations are governed by foreign laws, in the event of a dispute, Harken may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States. Harken may also be hindered or prevented from enforcing its rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity. Exploration and production activities in areas outside the United States are also subject to the risks inherent in foreign operations, including loss of revenue, and property and equipment as a result of hazards such as expropriation, nationalization, war, insurrection and other political risks.

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

         Environmental Regulation. Harken's domestic activities are subject to various Navajo Nation, federal, state, and local laws and regulations covering the discharge of material into the environment or otherwise relating to protection of the environment. In particular, Harken's oil and gas exploration, development, production, its activities in connection with storage and transportation of liquid hydrocarbons and its use of facilities for treating, processing, recovering, or otherwise handling hydrocarbons and wastes therefrom are subject to stringent environmental regulation by governmental authorities. In addition to these domestic laws and regulations, Harken's international operations are subject to the laws, regulations and governmental approvals of each foreign country in which it conducts activities including, but not limited to, environmental laws and regulations governing oil and gas operations. Such domestic and foreign laws and regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning Harken's oil and gas wells and other facilities.

         The Aneth Gas Plant facility, of which HSW is a co-owner, was in operation for many years prior to HSW's becoming an owner. The operations at the Aneth Gas Plant previously used open, unlined drip pits for storage of various waste products. The present plant owners, including HSW, have replaced all of the open ground pits currently being used with steel tanks. The plant owners are currently in the process of closing the open ground pits.

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

         The prior owner of the Aneth Gas Plant facility, El Paso Natural Gas, has agreed to accept financial responsibility for a portion of the remediation work. Texaco and the other current plant owners, including HSW, have entered into a formal agreement with the prior owner to allocate costs between remediation work that is mandated by the EPA and other remediation work that is determined to be carried out by the parties. The prior owner will bear approximately 86% of the costs of mandated remediation as well as certain other related expenses. The prior owner will not be responsible for other remediation work that does not fall within the mandated category. At this time, however, it is impossible for HSW to accurately estimate the costs of the cleanup at the Aneth Gas Plant facility or the amount of such total costs the indemnification from the prior owner will cover for the mandated remediation work. Harken has accrued a contingency reserve of $219,000 at December 31, 1996 for management's best estimate of its share of remediation expenditures.

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

         Competitive Factors in the Oil and Gas Industry. The oil and gas industry is highly competitive in all its phases. Competition is particularly intense with respect to the acquisition of desirable producing properties and the sale of crude oil and natural gas production. Harken's competitors in oil and gas exploration, development and production include major oil companies and numerous independent oil and gas companies, and individual producers and operators. Many of Harken's competitors possess and employ financial and personnel resources substantially greater than those which are available to Harken and may, therefore, be able to pay greater amounts for desirable leases and to define, evaluate, bid for and purchase a greater number of producing prospects than the financial or personnel resources of Harken will permit.

         Extensive Regulation. The production of oil and gas is subject to extensive Navajo, federal and state laws, rules, orders and regulations governing a wide variety of matters, including the drilling and spacing of wells, allowable rates of production, prevention of waste and pollution and protection of the environment. In addition to the direct costs borne in complying with such regulations, operations and revenues may be impacted to the extent that certain regulations increase the costs of oil and gas production to below economic levels. Although the particular regulations applicable in each state in which operations are conducted vary, such regulations are generally designed to ensure that oil and gas operations are carried out in a safe and efficient manner and to ensure that similarly-situated operators are provided with reasonable opportunities to produce their respective fair shares of available crude oil and natural gas reserves. However, since these regulations generally apply to all oil and gas producers, management of Harken believes that these regulations should not put Harken at a material disadvantage to other oil and gas producers.

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

PROPERTIES AND LOCATIONS

         Production and Revenues. The following table shows for the periods indicated operating information attributable to Harken's oil and gas interests:

                                                     YEAR ENDED DECEMBER 31,
                                ---------------------------------------------------------------
                                    1992         1993         1994         1995         1996
                                -----------  -----------  -----------  -----------  -----------
Production:
  Oil (Bbls)                           --        185,000      158,000      217,000      370,000
  Natural Gas (Mcf)                    --        429,000      426,000      810,000    1,409,000
Revenues:
  Oil                           $      --    $ 2,989,000  $ 2,552,000  $ 3,985,000  $ 7,863,000
  Natural Gas                   $      --    $   792,000  $   806,000  $ 1,188,000  $ 3,611,000
                                -----------  -----------  -----------  -----------  -----------
    Total                       $      --    $ 3,781,000  $ 3,358,000  $ 5,173,000  $11,474,000
                                ===========  ===========  ===========  ===========  ===========

Unit Prices:
  Oil (per Bbl)                 $      --    $     16.16  $     16.15  $     18.36  $     21.25
  Natural Gas (per Mcf)         $      --    $      1.85  $      1.89  $      1.47  $      2.56
  Production costs per
    equivalent barrel           $      --    $      7.12  $      6.70  $      6.06  $      6.44
  Amortization per equivalent
    barrel                      $      --    $      5.58  $      6.31  $      5.68  $      5.58

         Acreage and Wells. At December 31, 1996, Harken owned interests in the following oil and gas wells and acreage:

                                    DOMESTIC

                        Gross Wells                    Net Wells               Developed Acreage         Undeveloped Acreage
                  --------------------------  --------------------------  --------------------------  --------------------------
STATE                Oil             Gas          Oil            Gas         Gross           Net         Gross           Net
                  ----------     -----------  -----------    -----------  -----------    -----------  -----------    -----------
Arizona                    1               5         0.94           4.71        4,690          4,417            0              0
Arkansas                  65               0        48.00              0        4,280          2,545            0              0
New Mexico                25               0        12.69              0        1,430            718            0              0
Texas                    105              27       100.00          12.60       16,384          8,035        2,520            242
Utah                      32               1        27.88           0.94        9,916          4,007       11,253          3,942
                  ----------     -----------  -----------    -----------  -----------    -----------  -----------    -----------
  Total                  228              33       189.51          18.25       36,700         19,722       13,773          4,184
                  ==========     ===========  ===========    ===========  ===========    ===========  ===========    ===========

                            INTERNATIONAL - COLOMBIA

Contract Area                        Gross Undeveloped Acreage
--------------------             ---------------------------------
Alcaravan                                      210,000
Bocachico                                      192,000
Bolivar                                        250,000
Cambulos                                       300,000
                                          -----------------
    Total                                      952,000
                                          =================

         Drilling Activity. A well is considered "drilled" when it is completed. A productive well is completed when permanent equipment is installed for the production of oil or gas. A dry hole is completed when it has been plugged as required and its abandonment is reported to the appropriate government agency. The following table summarizes certain information concerning Harken's domestic drilling activity:

                                    DOMESTIC

                           NUMBER OF GROSS WELLS DRILLED
         -------------------------------------------------------------
             Exploratory        Developmental            Total
         -------------------  -------------------  -------------------
         Productive  Drilled  Productive  Drilled  Productive  Drilled
         ----------  -------  ----------  -------  ----------  -------
1994           0        0           0        1           0        1
1995           1        2           2        2           3        4
1996           8       11           7        7          15       18
         ----------  -------  ----------  -------  ----------  -------
  Total        9       13           9       10          18       23
         ==========  =======  ==========  =======  ==========  =======

                           NUMBER OF GROSS WELLS DRILLED
         -------------------------------------------------------------
             Exploratory        Developmental            Total
         -------------------  -------------------  -------------------
         Productive  Drilled  Productive  Drilled  Productive  Drilled
         ----------  -------  ----------  -------  ----------  -------
1994        0.00       0.00      0.00       0.70      0.00      0.70
1995        0.59       1.59      1.59       1.59      2.18      3.18
1996        0.19       0.53      1.25       1.25      1.44      1.78
         ----------  -------  ----------  -------  ----------  -------
  Total     0.78       2.12      2.84       3.54      3.62      5.66
         ==========  =======  ==========  =======  ==========  =======


                                  INTERNATIONAL

         In 1995, Harken drilled one gross and 0.5 net wells on its Alcaravan acreage in Colombia. The well was initially determined not to be economically productive, however, Harken intends to re-enter the well during the next contract year to finalize the evaluation of this well. In 1996, Harken drilled one gross and 0.6 net wells on its Bocachico acreage which was productive.

EMPLOYEES

         As of December 31, 1996, Harken had 58 employees. Harken has experienced no work stoppages or strikes as a result of labor disputes and considers relations with its employees to be satisfactory. Harken maintains group life, medical, dental, surgical and hospital insurance plans for its employees.


ITEM 2. PROPERTIES

         See "Item 1. Business" for discussion of oil and gas properties and locations.


ITEM 3. LEGAL PROCEEDINGS

         Search Acquisition Corp. ("Search Acquisition"), a wholly-owned subsidiary of Harken, has been named as a defendant in a lawsuit by Petrochemical Corporation of America and Lorken Investments Corporation (together, "Petrochemical") filed in district court in the State of Texas. This lawsuit arises out of an attempt by Petrochemical to enforce a judgement entered in 1993 against, among other parties, a group of twenty limited partnerships known as the "Odyssey limited partnerships." In 1989, Search Exploration acquired all of the assets of eight of the twenty Odyssey limited partnerships. Petrochemical claims that Search Exploration is liable for payment of the judgement as the successor-in-interest to the eight Odyssey limited partnerships. Search Acquisition was the surviving corporation in the merger with Search.

         On February 28, 1996, the court granted Search Acquisition's motion for summary judgement. Petrochemical has appealed the decision of the trial court to the Texas Fifth District Court of Appeals. Although the ultimate outcome of this litigation is uncertain, Harken believes that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken's financial condition.

         Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in significant loss exposure to Harken.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 10, 1996, Harken held a special meeting of its stockholders. At the Special Meeting, the stockholders approved an amendment to Harken's Certificate of Incorporation increasing the number of authorized shares of common stock from 125,000,000 to 150,000,000. The total number of votes cast were as follows: 74,806,519 voting in favor of the proposal, 3,912,152 voting against the proposal, and 315,518 abstaining.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         Since March 18, 1991, the Common Stock has been listed on the American Stock Exchange and traded under the symbol HEC. At December 31, 1996, there were 3,628 holders of record of Common Stock.

         The following table sets forth, for the periods indicated, the reported high and low sales prices of the Common Stock on the American Stock Exchange Composite Tape.

                                  Prices
                               ------------
                               High    Low
                               -----  -----
1995 --  First Quarter         $2.25  $1.50
         Second Quarter         2.50   1.38
         Third Quarter          2.00   1.50
         Fourth Quarter         2.00   1.50
1996 --  First Quarter          2.00   1.56
         Second Quarter         3.13   1.81
         Third Quarter          3.13   1.94
         Fourth Quarter         3.00   2.25

DIVIDENDS

         Harken has not paid any cash dividends on the Common Stock since its organization and it is not contemplated that any cash dividends will be paid on shares of Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL INFORMATION AND OTHER DATA

                                                    1992(1)         1993(1)          1994            1995            1996
                                                -------------   -------------   -------------   -------------   -------------
Revenues                                        $   4,382,000   $   6,601,000   $   4,895,000   $   7,471,000   $  13,921,000
Income (loss) from continuing operations        $     661,000   $  (1,797,000)  $  (8,211,000)  $  (1,625,000)  $    (341,000)
Income (loss) from discontinued operations(1)   $    (328,000)  $  (3,697,000)  $    (223,000)  $        --     $        --
Extraordinary item                              $     172,000   $        --     $        --     $        --     $        --
Net income (loss)                               $     505,000   $  (5,494,000)  $  (8,434,000)  $  (1,625,000)  $    (341,000)
Net income (loss) per common share:
   Income (loss) from continuing operations     $        0.01   $       (0.03)  $       (0.14)  $       (0.02)  $       (0.00)
   Discontinued operations (1)                  $       (0.01)  $       (0.06)  $       (0.00)  $        --     $        --
   Extraordinary item                           $        0.00   $        --     $        --     $        --     $        --
                                                -------------   -------------   -------------   -------------   -------------
   Net income (loss)                            $        0.00   $       (0.09)  $       (0.14)  $       (0.02)  $       (0.00)
                                                =============   =============   =============   =============   =============
Current assets                                  $  13,911,000   $   7,677,000   $   6,840,000   $  10,531,000   $  49,838,000
Current liabilities                             $  10,201,000   $   6,533,000   $   5,133,000   $   4,918,000   $   6,061,000
                                                -------------   -------------   -------------   -------------   -------------
Working capital                                 $   3,710,000   $   1,144,000   $   1,707,000   $   5,613,000   $  43,777,000
                                                =============   =============   =============   =============   =============
Total assets                                    $  34,872,000   $  37,731,000   $  28,960,000   $  70,794,000   $ 123,000,000
Long-term obligations:
   Long-term obligations and other liabilities  $        --     $        --     $        --     $  25,726,000   $  38,600,000
   Redeemable preferred stock (2)               $   1,868,000   $   1,868,000   $   1,868,000   $        --     $        --
                                                -------------   -------------   -------------   -------------   -------------
     Total                                      $   1,868,000   $   1,868,000   $   1,868,000   $  25,726,000   $  38,600,000
                                                =============   =============   =============   =============   =============
Stockholders' equity                            $  20,316,000   $  28,963,000   $  21,959,000   $  40,150,000   $  78,339,000
Redeemable preferred stock outstanding (2)            186,760         186,760         186,760            --              --
Weighted average common stock outstanding          45,752,936      58,392,901      59,722,853      65,041,063      85,983,534
Proved reserves at end of year (3):
   Bbls of oil                                           --         1,035,000       1,521,000       3,523,000       7,389,000
   Mcf of gas                                            --         4,970,000       7,148,000      29,203,000      34,160,000
   Future net cash inflows                      $        --     $  13,707,000   $  20,178,000   $  99,193,000   $ 241,905,000
   Present value (discounted at 10% per year)   $        --     $   8,230,000   $  11,712,000   $  58,776,000   $ 142,243,000


----------
(1) Financial information for these periods has been restated to present the operations of Harken's well servicing and contract drilling operations as discontinued operations. See "Notes to Consolidated Financial Statements, Note 11--Discontinued Operations" contained in
         Part II, Item 8, for a discussion of its discontinued contract drilling and well service segment.

(2) See "Notes to Consolidated Financial Statements, Note 8 -- Redeemable Preferred Stock" contained in Part II, Item 8, for a discussion of Harken Series C Preferred Stock.

(3) These estimated reserve quantities, future net revenues and present value figures are related to proved reserves located in the United States and Colombia. No consideration has been given to probable or possible reserves. Oil and gas year end prices were held constant except where future price increases were fixed and determinable under existing contracts and government regulations. At December 31, 1996, Harken has included proved oil and gas reserve information related to its Colombian operations, specifically associated with a portion of its Bocachico and Bolivar Contract areas. (See "Notes to Consolidated Financial Statements, Note 16 -- Commitments and Contingencies" contained in Part II, Item 8.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Certain statements included in "Item 1. Business" and the following discussion and analysis of financial condition and results of operation, including statements of Harken management's current expectations, intentions, plans and beliefs, are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934, and are dependent on certain events, risks and uncertainties that may be outside of Harken's control. These forward-looking statements include statements of management's plans and objectives for Harken's future operations and statements of future economic performance, information regarding Colombian drilling schedules, expected or planned production capabilities, Harken's capital budget and future capital expenditures and the sufficiency and availability of capital resources needed to fund such future capital expenditures. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including general economic conditions; the timing of environmental and other necessary administrative permits; the impact of the activities of OPEC and other competitors; the impact of possible geopolitical occurrences world-wide; the results of financing efforts; changes in laws and regulations; capacity, deliverability and supply constraints or difficulties; unforeseen engineering and mechanical or technological difficulties in drilling or working over wells; and other risks described in Harken's filings with the Securities and Exchange Commission.

OVERVIEW

         During the three year period ended December 31, 1996, Harken has made significant progress towards implementing its overall business strategy. During this period, Harken expanded its base domestic operations, providing a growing and stable cash flow which has contributed to Harken's increasing investment in its higher-potential international operations, specifically in Colombia. Harken's total assets have increased from approximately $29 million at December 31, 1994 to approximately $123 million at December 31, 1996. Harken's proved oil and gas reserves have increased from a present value of $11.7 million at December 31, 1994 to $142.2 million at December 31, 1996, including approximately $12.4 million of proved reserves in Colombia. During 1995, Harken placed $15 million of 8% European Notes, all of which converted to Common Stock during 1995 and 1996. In July 1996, Harken placed $40 million of 6 1/2% European Notes, which Harken will have the option of converting into Common Stock beginning in July 1997. Accordingly, Harken's working capital has increased to approximately $43.8 million at December 31, 1996.

         Domestically, Harken has completed several acquisitions during the past three years. These acquisitions have greatly increased Harken's cash flow from operations and have diversified Harken's base of domestic oil and gas operations to include properties in Texas, New Mexico and Arkansas in addition to Harken's Four Corners area operations. Total revenues have increased from $4.9 million to $7.5 million to $13.9 million during the years ended December 31, 1994, 1995 and 1996, respectively. In addition, Harken's net loss from continuing operations has decreased from $8.2 million to $1.6 million to $341,000 during the years ended December 31, 1994, 1995 and 1996, respectively.

         Internationally, during 1996, Harken signed an additional Association Contract in Colombia with Ecopetrol, bringing the total number of Association Contracts to four and increasing the total number of acres currently operated in Colombia by Harken to approximately 950,000. Following the drilling of the Alcaravan #1 well during 1995, Harken drilled the Torcaz #2 well on its Bocachico Contract area during 1996. The Torcaz #2 well was completed and has added a total of approximately 1,469,000 equivalent barrels of proved reserves as of December 31, 1996. Additionally, in February 1997, Harken spudded the Estero #1 well within the Palo Blanco prospect of the Alcaravan Contract area and anticipates that results from this well will be available in late March 1997. Harken's first development well, the Torcaz #3 is expected to spud in March 1997. Harken plans to drill its first exploratory well on the Bolivar Contract area in the summer of 1997 and on the Cambulos Contract area in the early fall of 1997.

                              RESULTS OF OPERATIONS

         The following table presents certain data for Harken's continuing operations for the years ended December 31, 1994, 1995 and 1996. A discussion follows of certain significant factors which have affected Harken's operating results during such periods. This discussion should be read in conjunction with Harken's Consolidated Financial Statements and related footnotes contained in
Part II, Item 8.

                                              Year Ended December 31,
                                  --------------------------------------------
DOMESTIC EXPLORATION AND
PRODUCTION OPERATIONS                 1994             1995             1996
                                  ----------       ----------       ----------
REVENUES
  Oil sales revenues              $2,552,000       $3,985,000       $7,863,000
     Oil volumes in barrels          158,000          217,000          370,000
     Oil price per barrel         $    16.15       $    18.36       $    21.25
  Gas sales revenues              $  806,000       $1,188,000       $3,611,000
     Gas volumes in mcf              426,000          810,000        1,409,000
     Gas price per mcf            $     1.89       $     1.47       $     2.56
  Gas plant revenues              $  798,000       $  787,000       $  867,000

OTHER REVENUES
Interest Income                   $  147,000       $  667,000       $1,401,000
Other Income                      $  592,000       $  844,000       $  179,000

FOR THE YEAR ENDED DECEMBER 31, 1996 COMPARED WITH THE PRIOR YEAR

DOMESTIC OPERATIONS

         Gross oil and gas revenues during 1996 were generated by Harken's domestic exploration and production operations, including the Four Corners area operations primarily on the Navajo Indian Reservation, the onshore areas of South Texas, the Western and Panhandle regions of Texas and, beginning in July 1996, the Magnolia region of Arkansas and the Carlsbad region of New Mexico.

         Oil revenues increased 97% to $7.9 million in 1996 from $4.0 million in 1995. The increase was due primarily to increased production attributable to the acquisition of the Yellowhouse Properties which were acquired in late 1995 but which had little impact on 1995 revenues and the acquisition of the EnerVest

Properties which was consummated in July 1996. In 1996, Harken recognized $2,069,000 in oil revenues attributable to the Yellowhouse Properties. Harken also recorded $1,798,000 in oil revenues attributable to the EnerVest Properties. Oil revenues were further increased by an increase in average oil price per barrel of $2.89 in 1996 as compared to 1995.

         Gas revenues increased 204% to $3.6 million in 1996 from $1.2 million in 1995. The increase was due primarily to increased production attributable to the acquisition of the Panhandle Properties which were acquired in late 1995 but which had little impact on 1995 gas revenues and the acquisition of the EnerVest Properties. In 1996, Harken recognized $1,394,000 in gas revenues attributable to the December 1995 acquisition of the Panhandle Properties and $539,000 attributable to the EnerVest Properties. The increase in gas production was also the result of additional production from several successful wells drilled in the Texas Gulf Coast region. The increase in gas revenues in 1996 also reflected significantly higher natural gas prices in 1996 as compared to 1995. The average price of gas sold in 1996 increased to $2.56 per mcf from $1.47 in 1995. The increase in gas prices is due in part to the overall increase in the market price of natural gas. In addition, the gas produced from the Panhandle Properties is extremely rich in BTU content and sells for a significant premium on a BTU adjusted basis to spot market prices.

         Gas plant revenues increased from $787,000 in 1995 to $867,000 in 1996 despite an annual redetermination whereby HSW's interest in the Aneth Gas Plant was slightly reduced based on each owner's throughput volume and despite a temporary plant shutdown experienced during 1996. Higher prices for plant liquids, particularly during the fourth quarter of 1996, and the acquisition of additional interests in the Four Corners Properties contributed to the increase.

         Oil and gas operating expenses consist of lease operating expenses and gas plant expenses, along with a number of production and reserve-based taxes, including severance, conservation, and property taxes and Navajo severance and possessory interest taxes. The increase in oil and gas operating expenses during 1996 compared to 1995 reflects the acquisitions of additional oil and gas properties, particularly the acquisition of the Panhandle Properties, which increased oil and gas operating expenses by approximately $746,000 and the acquisition of the EnerVest Properties, which increased oil and gas operating expenses by approximately $639,000.

         Harken expects that oil and gas production volumes and operating expenses will increase in 1997 as compared to 1996 due to the inclusion of a full year of operations of the EnerVest Properties. Harken also plans additional domestic drilling and development efforts, which if successful, would further increase production volumes and operating expenses. Harken expects that oil and gas revenues will also increase based upon these factors if product prices remain at 1996 levels. Harken's oil and gas revenues, however, are highly dependent upon product prices, which Harken is unable to predict.

INTEREST AND OTHER INCOME

         Interest and other income increased during 1996 compared to 1995 due to the interest earned by Harken on proceeds received from the July 1996 issuance of $40 million of European 6 1/2% Senior Convertible Notes Payable (the "6 1/2% European Notes"). Such proceeds, net of issuance costs on the European Notes, are maintained and invested in separate interest bearing bank accounts (the "Segregated Accounts") and earned approximately $803,000 during the last half of 1996.

OTHER COSTS AND EXPENSES

         General and administrative expenses have increased during 1996 compared to 1995 due to the increase in Harken's corporate and administrative personnel costs associated with its expanding domestic operations. General and administrative expenses decreased significantly, however, as a percentage of oil and gas revenues from 56.6% in 1995 to 36.7% in 1996 reflecting Harken's ability to minimize increases in administrative staff and office costs despite its growth in domestic oil and gas operations. Harken anticipates that general and administrative expenses will continue to increase as Harken's Colombian operations continue to grow.

         Depreciation and amortization expense increased during 1996 compared to 1995 consistent with the increased production levels from the acquired oil and gas property interests during 1995 and 1996. Oil and gas depreciation and amortization decreased slightly on a per equivalent barrel basis to $5.58 during 1996 compared to $5.68 during 1995, although such depreciation rate per equivalent barrel is expected to increase in 1997, due to increases during 1996 in Harken's evaluated oil and gas properties. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

         Interest expense and other increased significantly during 1996 compared to 1995 due to the July 1996 issuance of the 6 1/2% European Notes, which generated interest expense of approximately $851,000, net of amounts of interest capitalized, and approximately $326,000 of amortization of issuance costs associated with the 6 1/2% European Notes. Interest expense from the 6 1/2% European Notes is expected to decrease during 1997 due to voluntary conversions of 6 1/2% European Notes to Common Stock and based upon Harken's intention to convert all remaining 6 1/2% European Notes at July 31, 1997. In December 1995, Harken issued the Panhandle Note for an initial face amount of $13 million in connection with the acquisition of the Panhandle Properties, and such note payable generated interest expense of $234,000 prior to it being exchanged for Common Stock during 1996.

         Provision for asset impairments during 1995 consisted of $457,000 primarily related to Harken's decision to record a valuation adjustment for the full Bahrain investment amount, as a result of the January 1996 expiration of the term of the production sharing agreement with the Bahrain state-owned oil company ("BANOCO"). Such adjustment does not affect Harken's other international operations.

FOR THE YEAR ENDED DECEMBER 31, 1995 COMPARED WITH THE PRIOR YEAR

DOMESTIC OPERATIONS

         Gross oil revenues during 1995 increased compared to 1994 primarily due to the increased production from the acquisitions of additional interests in the Four Corners Properties and the fourth quarter 1995 acquisition of the Yellowhouse Properties. The October 1994 acquisition of an approximately 20% additional interest in the Four Corners Properties resulted in increased oil revenues of approximately $842,000 for 1995. Harken drilled four wells during the first half of 1995 on acreage it holds in the Paradox Basin area, in an effort to offset the production declines typically experienced in the region. In addition, oil prices improved an average of $2.21 per barrel from the prior year.

         Gross gas revenues during 1995 also increased compared to 1994, in spite of the sharp decrease in gas prices experienced throughout 1995 due to the October 1994 acquisition of additional interests in the

Four Corners Properties which contributed additional gas revenues of approximately $177,000, and due to the recognition of $275,000 of gas revenues in connection with the write-off of certain liabilities related to suspended gas revenues associated with property interests operated in prior years. The December 1995 acquisition of the Panhandle Properties had only a minimal impact on 1995 gas production and revenues.

         Gas plant revenues decreased from $798,000 in 1994 to $787,000 in 1995 due to an annual redetermination whereby HSW's interest in the Aneth Gas Plant was reduced based on each owner's throughput volume. Gas plant revenues decreased in 1995 despite an increase in revenues of approximately $143,000 in 1995 resulting from the October 1994 acquisition of additional interest in the Four Corners Properties.

         Oil and gas operating expenses consist of lease operating expenses and gas plant expenses, along with a number of production and reserve-based taxes, including Utah severance, conservation, and property taxes and Navajo severance and possessory interest taxes. The increase in oil and gas operating expenses during 1995 compared to 1994 reflects the above acquisitions of oil and gas properties, particularly the additional interest in the Four Corners Properties, which increased oil and gas operating expenses by approximately $400,000.

INTEREST AND OTHER INCOME

         Interest and other income increased during 1995 compared to 1994 due to the interest earned by Harken on proceeds received from the May 1995 issuance of $15 million of European 8% Senior Convertible Notes Payable (the "8% European Notes"). Such proceeds, net of issuance costs on the 8% European Notes, were maintained and invested in a separate interest bearing bank account (the "Segregated Account") and earned approximately $475,000 during 1995.

OTHER COSTS AND EXPENSES

         General and administrative expenses remained fairly level during 1995 compared to the prior year, as Harken minimized increasing administrative staff and office costs despite its growth in domestic oil and gas operations. General and administrative expenses during 1994 were net of approximately $198,000 of operator overhead fees and other operator cost reimbursements, compared to only $94,000 of such reimbursements during 1995. Harken accounts for operator fees and reimbursements as a reduction to general and administrative expenses in its statements of operations.

         Depreciation and amortization expense increased during 1995 compared to 1994 consistent with the increased production levels from the acquired oil and gas property interests during 1994 and 1995. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties. Oil and gas depreciation and amortization decreased on a per equivalent barrel basis from $6.31 in 1994 to $5.68 in 1995.

         Interest expense and other increased significantly during 1995 compared to 1994 due to the May 1995 issuance of the 8% European Notes, which generated interest expense of approximately $446,000, net of amounts of interest capitalized, and approximately $337,000 of amortization of issuance costs associated with the 8% European Notes. In December 1995, Harken issued the Panhandle Note for an initial face amount of $13 million in connection with the acquisition of the Panhandle Properties, but such note payable had only a minimal impact on interest expense during 1995.

         Provision for asset impairments during 1995 consisted of $457,000 primarily related to Harken's decision to record a valuation adjustment for the full Bahrain investment amount, as a result of the January 1996 expiration of the term of the production sharing agreement with BANOCO. Such adjustment does not affect Harken's other international operations. Provision for asset impairments during 1994 totaled $6,361,000 due primarily to the decision to reduce Harken's investment in E-Z Serve Series C Preferred Stock and related accrued dividends by $5,831,000 to its realizable value, in light of efforts by Harken management to sell that investment in early 1995.

DISCONTINUED WELL SERVICING AND CONTRACT DRILLING OPERATIONS

         Harken's well servicing revenues totaled $1,053,000 in 1994. Harken generated its well servicing revenue from the operations by Supreme Well Service Company, a wholly-owned subsidiary. Well servicing operating expenses, which consist principally of contract labor and supplies, totaled $770,000 in 1994. In May 1994, Harken announced that it discontinued its well servicing operations, and has reflected the activities of its well servicing segment as discontinued operations in the accompanying financial statements.

                         LIQUIDITY AND CAPITAL RESOURCES

         Harken's working capital increased to $43.8 million in 1996 from $5.6 in 1995, primarily due to the availability of unrestricted funds held in the Segregated Accounts relating to the $40,000,000 6 1/2% European Notes issued in July 1996 which are convertible into Common Stock at Harken's option beginning July 31, 1997. In addition, proceeds of approximately $6.2 million from the 8% European Notes which were restricted as of December 31, 1995 became available and were transferred from the Segregated Account during 1996, although $5 million of these proceeds were used in the EnerVest Property acquisition in July 1996. Harken also generated approximately $3.0 million of net proceeds during 1996 from the conversion of certain options and warrants and from a March 1996 private placement of Common Stock. Partially offsetting these increases in working capital during 1996 were capital expenditures relating to Harken's domestic and international capital projects.

         During the year ended December 31, 1996, Harken's cash and temporary investments increased approximately $5.4 million consisting primarily of transfers from the European Segregated Account of $10.9 million following the conversions of 8% European Notes to Common Stock, Common Stock private placement offering proceeds of approximately $1.3 million, and the aggregate initial advances pursuant to the Rio Negro Development Finance Agreement, Palo Blanco Development Finance Agreements and Rochester Agreement of $5.8 million. Such activity was sufficient to fund capital expenditures of approximately $17.2 million and repayments of notes payable and long-term obligations of approximately $1.3 million. Cash flow provided by operations during 1996 totaled approximately $4.9 million.

         Harken believes that cash flow from operations will be sufficient to meet its operating cash requirements in 1997. Harken includes in cash and temporary investments certain balances which are restricted to use for specific project expenditures, collateral or for distribution to outside interest owners and are not available for general working capital purposes.

         In July 1996, Harken significantly improved its available capital resources primarily through the issuance of $40 million of 6 1/2% European Notes, which generated net available proceeds, subject to limitations discussed below, of approximately $36.9 million. All proceeds from the sale of the 6 1/2% European Notes were paid at closing to a Trustee pursuant to a Trust Indenture and are held in Segregated

Accounts to be maintained for Harken's benefit. Such 6 1/2% European Notes mature in July 2000 and are convertible at any time by the holders into shares of Common Stock at a conversion price of $2.50 per share, and are convertible by Harken into shares of Common Stock after one year following issuance, if for any period of thirty consecutive days the closing price of Common Stock for each day during such period shall have equaled or exceeded 135% of the conversion price (or $3.375 per share of Common Stock). In February 1997, Harken gave notice as required under the Trust Indenture that it had met the market price criteria necessary to call for mandatory conversion of the 6 1/2% European Notes, therefore, at anytime after July 30, 1997, Harken has the right to convert the 6 1/2% European Notes into shares of Common Stock. Harken intends to mandatorily convert all unconverted 6 1/2% European Notes into shares of Common Stock on July 31, 1997. As of March 4, 1997, $11.85 million of the 6 1/2% European Notes had voluntarily converted into Common Stock.

         Until the 6 1/2% European Notes are converted, the Trust Indenture under which the 6 1/2% European Notes were issued requires Harken to maintain an Asset Value Coverage Ratio, as defined in the Trust Indenture. For a detailed discussion of the 6 1/2% European Notes see "Notes to Consolidated Financial Statements, Note 7 -- European Convertible Notes Payable." As of December 31, 1996, Harken was in compliance with the Asset Value Coverage Ratio test and the amount of net proceeds from the 6 1/2% European Notes that was available based on the Asset Value Coverage Ratio mentioned above was approximately $20,018,000.

         In order for a specific amount of proceeds to be released from the Segregated Accounts, Harken must demonstrate that the Asset Value Coverage Ratio test would continue to be met after such release of funds and that no Event of Default with respect to the 6 1/2% European Notes has occurred and is continuing at the date of such release. Such request must be accompanied by an independent reserve engineering report or other independent third party valuation of Harken's unencumbered proved developed producing assets.

         The anticipated timing at which funds will be released from the Segregated Accounts prior to August 1997 is dependent upon the timing and magnitude of conversions into Common Stock by the individual noteholders and the amount of Harken's assets which qualify for inclusion in the Asset Value Coverage Ratio test. After July 30, 1997, the anticipated timing of the release of the Segregated Account funds is based solely on the decision by Harken to convert the 6 1/2% European Notes into Common Stock. Once an amount of proceeds are available to be released from the Segregated Accounts, Harken may submit its request for the transfer of such proceeds at its discretion and according to its capital resource requirements.

         To the extent that proceeds invested in the Segregated Accounts at the balance sheet date are available under the above Asset Value Coverage Ratio limitations, or will become available, upon the conversion of the 6 1/2% European Notes by Harken, such cash is included as a current asset as it is, or will be, available to Harken to fund international and domestic activities including acquisitions, drilling costs and other capital expenditures or other working capital needs. Interest incurred on the 6 1/2% European Notes is payable semi-annually in January and July of each year to maturity or until the 6 1/2% European Notes are converted. Interest payments will be funded from cash flow from operations, existing cash balances or from available proceeds in the Segregated Accounts.

         Also during July 1996, Harken strengthened its operating cash flow with the acquisition of certain producing oil and gas properties located in the Magnolia region of Arkansas and in the Carlsbad region of New Mexico (the "EnerVest Properties"). Since the acquisition, the properties have provided additional monthly net operating cash flow of approximately $250,000.

         Also in July 1996, Harken entered into an exchange agreement with the seller of the Panhandle Properties, pursuant to which Harken issued 5,150,000 restricted shares of Common Stock, including 185,000 shares which initially were held in escrow, in connection with the satisfaction of all obligations owed by Harken Exploration to the seller under the terms of the $13 million Panhandle Note.

         Harken's operating strategy includes efforts to find additional opportunities to acquire domestic oil and gas reserves through domestic drilling activities and through merger and acquisitions, in exchange for cash, debt or issuance of Common Stock. In addition to Harken's efforts to develop and acquire domestic oil and gas reserves, Harken continues to be very active in exploration efforts internationally, particularly in Colombia. As of December 31, 1996, Harken's net investment in its Colombian operations has totaled approximately $9.5 million. Terms of each of the Association Contracts entered into between Harken de Colombia, Ltd. and Ecopetrol commit Harken to perform certain activities in accordance with a prescribed timetable. Failure by Harken to perform these activities as required could result in Harken losing its rights under the particular Association Contract, which could potentially have a material adverse effect on Harken's business. For a detailed discussion of each of the Association Contracts entered into between Harken de Colombia, Ltd. and Ecopetrol, see "Notes to Consolidated Financial Statements, Note 16 -- Commitments and Contingencies".

         During the third quarter of 1996, Harken's Board of Directors approved a three year $60 million exploration program for Harken's properties located in the Middle Magdalena and Llanos Basins of Colombia. The program includes drilling to evaluate twelve currently identified prospects over approximately 75,000 acres. In addition to the drilling program, Harken plans to conduct additional new geologic and engineering studies directed at specific prospect "leads" beginning in 1997 on an additional 125,000 acres in compliance with the various Association Contract work programs.

         The above mentioned exploration program timetable anticipates Harken drilling, on average, one Colombian prospect per quarter beginning in 1997. The timetable does not include new prospects that may subsequently be identified through seismic and geologic studies nor the development wells which would be required if an exploratory well is successful. Capital expenditures related to Harken's Colombian operations are expected to total a minimum of approximately $30 million before potential partner contributions during 1997, including a minimum of approximately $16 million related to total operations commitments required under Harken's Association Contracts. Harken anticipates that it will have sufficient cash available to fund all of its planned activities in Colombia for 1997.

         Harken anticipates that full development of Colombian reserves in the Alcaravan contract area of the Llanos Basin and the Bocachico, Cambulos and Bolivar contract areas of the Middle Magdalena Basin will take several years and may also require extensive production facilities which would require significant additional capital expenditures. The ultimate amount of such expenditures cannot be presently predicted. Harken anticipates that amounts required to fund its Colombian activities, including the above mentioned exploration programs and additional development expenditures, will be funded from existing cash balances, asset sales, the proceeds from the 6 1/2% European Notes, future stock issuances, production payments, operating cash flows and from industry partners; however, there can be no assurances that Harken will have adequate funds available to it to fund all of its Colombian activities or that industry partners can be obtained to fund a portion of such Colombian activities.

         Harken is continually negotiating with potential industry and financial partners with the objective of farming out a portion of its interests in various Colombian prospects. Under the terms of its existing development and finance agreements, Harken has received commitments from certain industry and financial partners to participate in a percentage of Harken's operations in certain prospects located on the Alcaravan and Bocachico Contract areas. As of February 21, 1997, and pursuant to all of its development and finance agreements, Harken has received a total of approximately $9.7 million of project payments and drilling and completion cost advances used or to be used by Harken in drilling its initial three wells in Colombia. In addition, $2.5 million of such advances were made by venture partners who subsequently elected to convert their interests in the Alcaravan Contract area operation into shares of Common Stock. For a detailed discussion of each of Harken's development and financing arrangements with industry and financial partners, see "Notes to Consolidated Financial Statements, Note 16 -- Commitments and Contingencies."

         Domestically, Harken plans to continue development of proved undeveloped reserves on properties with minimal development risk in addition to a continual workover program on producing properties. Harken expects such costs to total approximately $7 million in 1997. The targeted results of these efforts are to increase domestic production and cash flows during 1997. Harken expects that its increased domestic efforts will be completed with minimal planned increases of approximately 5% in general and administrative expenses for 1997 compared to the level of such expenses reflected during the year ended December 31, 1996.

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

         Harken has accrued approximately $1,605,000 at December 31, 1996 relating to operational or regulatory contingent liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including a certain lawsuit and the guarantee of certain lease obligations of a former subsidiary, which in management's opinion, will not result in significant loss exposure to Harken.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements appear on pages 30 through 62 in this report.

                 PAGE

Report of Independent Public Accountants.................................. 30

Consolidated Balance Sheets --  December 31, 1995 and 1996................ 31

Consolidated Statements of Operations --
  Years ended December 31, 1994, 1995 and 1996............................ 32

Consolidated Statements of Stockholders' Equity --
  Years ended December 31, 1994, 1995 and 1996............................ 33

Consolidated Statements of Cash  Flows --
  Years ended December 31, 1994, 1995 and 1996............................ 34

Notes to Consolidated Financial  Statements............................... 35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders and Board of Directors of Harken Energy Corporation:



         We have audited the accompanying consolidated balance sheets of Harken Energy Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harken Energy Corporation and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                             ARTHUR ANDERSEN LLP



Dallas, Texas,
February 21, 1997

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                         DECEMBER 31,
                                                                            ----------------------------------
                                                                                1995                  1996
                                                                            -------------        -------------
Current Assets:
     Cash and temporary investments                                         $   4,456,000        $   9,855,000
     Cash in European segregated account                                        4,705,000           37,662,000
     Accounts receivable, net                                                   1,061,000            2,058,000
     Prepaid expenses and other current assets                                    309,000              263,000
                                                                            -------------        -------------
          Total Current Assets                                                 10,531,000           49,838,000

Property and Equipment:
     Oil and gas properties, using the full cost method of accounting-
          Evaluated                                                            39,526,000           65,990,000
          Unevaluated                                                          15,983,000           10,266,000
     Gas plants and other property                                              6,746,000            7,500,000
     Less accumulated depreciation and amortization                           (10,113,000)         (13,721,000)
                                                                            -------------        -------------
          Total Property and Equipment, net                                    52,142,000           70,035,000

Restricted Cash in European Segregated Account                                  6,173,000                 --
Notes Receivable from Related Parties, including interest                         232,000                 --
Other Assets, net                                                               1,716,000            3,127,000
                                                                            -------------        -------------
                                                                            $  70,794,000        $ 123,000,000
                                                                            =============        =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Trade payables                                                         $     356,000        $   1,272,000
     Accrued liabilities and other                                              2,722,000            3,889,000
     Revenues and royalties payable                                               972,000              900,000
     Notes payable and current portion of long-term obligations                   868,000                 --
                                                                            -------------        -------------
          Total Current Liabilities                                             4,918,000            6,061,000

Long-Term Obligations                                                          13,176,000                 --
European Convertible Notes Payable                                             12,550,000           38,600,000
Commitments and Contingencies (Note 16)

Stockholders' Equity:
     Common stock, $0.01 par value; 100,000,000 and 150,000,000 shares authorized, respectively; 75,913,832 and 93,862,266 shares issued,
        respectively                                                              759,000              939,000
     Additional paid-in capital                                               136,435,000          171,191,000
     Retained deficit                                                         (92,047,000)         (92,401,000)
     Treasury stock, 1,440,896 and 440,896 shares held, respectively           (4,997,000)          (1,390,000)
                                                                            -------------        -------------
          Total Stockholders' Equity                                           40,150,000           78,339,000
                                                                            -------------        -------------
                                                                            $  70,794,000        $ 123,000,000
                                                                            =============        =============


         The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                           1994           1995           1996
                                                       ------------   ------------   ------------
Revenues:
     Oil and gas operations                            $  4,156,000   $  5,960,000   $ 12,341,000
     Interest and other income                              739,000      1,511,000      1,580,000
                                                       ------------   ------------   ------------
                                                          4,895,000      7,471,000     13,921,000
                                                       ------------   ------------   ------------

Costs and Expenses:
     Oil and gas operating expenses                       1,535,000      2,135,000      4,438,000
     General and administrative expenses, net             3,132,000      3,376,000      4,537,000
     Depreciation and amortization                        1,993,000      2,251,000      3,595,000
     Provision for asset impairments                      6,361,000        457,000           --
     Interest expense and other, net                         85,000        877,000      1,692,000
                                                       ------------   ------------   ------------
                                                         13,106,000      9,096,000     14,262,000
                                                       ------------   ------------   ------------

Loss from continuing operations before income taxes      (8,211,000)    (1,625,000)      (341,000)

Income tax expense                                             --             --             --
                                                       ------------   ------------   ------------

Loss from continuing operations                          (8,211,000)    (1,625,000)      (341,000)

Discontinued Operations (Note 11):
     Loss from operations of discontinued well
        servicing and contract drilling segment            (223,000)          --             --
                                                       ------------   ------------   ------------
Net Loss                                               $ (8,434,000)  $ (1,625,000)  $   (341,000)
                                                       ============   ============   ============

Loss per common share:
     Continuing operations                             $      (0.14)  $      (0.02)  $      (0.00)
     Discontinued operations                                  (0.00)          --             --
                                                       ------------   ------------   ------------
     Net Loss                                          $      (0.14)  $      (0.02)  $      (0.00)
                                                       ============   ============   ============
Weighted average shares outstanding                      59,722,853     65,041,063     85,983,534
                                                       ============   ============   ============


         The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     ADDITIONAL
                                         COMMON        PAID-IN       RETAINED         TREASURY
                                          STOCK        CAPITAL       DEFICIT           STOCK          TOTAL
                                      ------------  ------------  ------------      ------------   ------------
 Balance, December 31, 1993           $    654,000  $131,052,000  $(81,986,000)     $(20,757,000)  $ 28,963,000
  Issuance of common stock, net             10,000     1,520,000          --                --        1,530,000
  Adjustment for unrealized losses
    on available-for-sale securities          --            --        (100,000)             --         (100,000)
  Net loss                                    --            --      (8,434,000)             --       (8,434,000)
                                      ------------  ------------  ------------      ------------   ------------
Balance, December 31, 1994                 664,000   132,572,000   (90,520,000)(A)   (20,757,000)    21,959,000
  Issuance of common stock, net             79,000     1,740,000          --          15,760,000     17,579,000
  Conversions of European notes
    payable                                 16,000     2,123,000          --                --        2,139,000
  Adjustment for unrealized losses
    on available-for-sale securities          --            --         100,000              --          100,000
  Equity adjustment from foreign
    currency translation                      --            --          (2,000)             --           (2,000)
  Net loss                                    --            --      (1,625,000)             --       (1,625,000)
                                      ------------  ------------  ------------      ------------   ------------
Balance, December 31, 1995                 759,000   136,435,000   (92,047,000)       (4,997,000)    40,150,000
  Issuance of common stock, net             90,000    22,090,000          --           3,607,000     25,787,000
  Conversions of European notes
    payable                                 90,000    12,666,000          --                --       12,756,000
  Equity adjustment from foreign
    currency translation                      --            --         (13,000)             --          (13,000)
  Net loss                                    --            --        (341,000)             --         (341,000)
                                      ------------  ------------  ------------      ------------   ------------
Balance, December 31, 1996            $    939,000  $171,191,000  $(92,401,000)     $ (1,390,000)  $ 78,339,000
                                      ============  ============  ============      ============   ============


----------
(A) Includes, as a component of Retained Deficit, net unrealized losses on available-for-sale securities of $100,000 as of December 31, 1994. See
         Note 3 -- Marketable Equity Securities for further discussion.


         The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended December 31,
                                                                         ------------------------------------------
                                                                              1994           1995           1996
                                                                         ------------   ------------   ------------
Cash flows from operating activities:
  Loss from continuing operations                                        $ (8,211,000)  $ (1,625,000)  $   (341,000)
    Adjustment to reconcile net loss to net cash provided by (used in)
       operating activities:
       Depreciation and amortization                                        1,993,000      2,251,000      3,595,000
       Dividend income receivable from related parties                       (423,000)          --             --
       Forgiveness of related party note receivable                           232,000        232,000        232,000
       Provision for asset impairments                                      6,361,000        457,000           --
       Provision for doubtful accounts                                         24,000       (180,000)        25,000
       Accretion of note payable                                                 --           27,000        234,000
       (Gain) loss on sales of assets and other                              (176,000)      (832,000)        72,000
       Amortization of European note issuance costs                              --          337,000        504,000

  Loss from discontinued operations                                          (223,000)          --             --
    Adjustments to reconcile loss from discontinued operations to net cash provided by (used in) operating activities:
       Depreciation and amortization                                           77,000           --             --
       (Gain) loss on sales of assets and other                              (286,000)          --             --

  Change in assets and liabilities, net of effect of companies acquired:
       (Increase) decrease in accounts receivable                             577,000         43,000       (592,000)
       Decrease in accounts receivable from former subsidiaries               100,000           --             --
       Increase (decrease) in trade payables and other                       (555,000)      (339,000)     1,169,000
                                                                         ------------   ------------   ------------
            Net cash provided by (used in) operating activities              (510,000)       371,000      4,898,000
                                                                         ------------   ------------   ------------

Cash flows from investing activities:
       Proceeds from sales of assets                                          338,000      3,423,000        192,000
       Cash from acquired subsidiary                                             --          190,000           --
       Capital expenditures, net                                           (2,344,000)    (7,908,000)   (17,213,000)
       Investor project contributions                                            --             --        5,800,000
       Proceeds from sale of assets of discontinued operations              2,045,000           --             --
                                                                         ------------   ------------   ------------
            Net cash provided by (used in) investing activities                39,000     (4,295,000)   (11,221,000)
                                                                         ------------   ------------   ------------

Cash flows from financing activities:
       Transfer from segregated account cash                                     --        2,500,000     10,877,000
       Proceeds from issuances of common stock, net of issuance costs            --        4,409,000      3,276,000
       Repayments of notes payable and long-term obligations                     --       (1,025,000)    (1,258,000)
       Investment in segregated account cash, net                                --         (332,000)    (1,173,000)
                                                                         ------------   ------------   ------------
            Net cash provided by financing activities                            --        5,552,000     11,722,000
                                                                         ------------   ------------   ------------

Net increase (decrease) in cash and temporary investments                    (471,000)     1,628,000      5,399,000

Cash and temporary investments at beginning of year                         3,299,000      2,828,000      4,456,000
                                                                         ------------   ------------   ------------
Cash and temporary investments at end of year                            $  2,828,000   $  4,456,000   $  9,855,000
                                                                         ============   ============   ============

          The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                  HARKEN ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996

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

         Cash and Temporary Investments -- For purposes of the Consolidated Statements of Cash Flows, Harken considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Harken paid cash for interest in the amounts of $85,000, $246,000 and $464,000 during 1994, 1995 and 1996, respectively. All significant noncash investing and financing activities are discussed in Notes 2, 6, 7, 8 and 9 -- Acquisitions, Notes Payable and Long-Term Obligations, European Convertible Notes Payable, Redeemable Preferred Stock and Stockholders' Equity.

         Harken includes in cash and temporary investments certain balances which are restricted to use for specific project expenditures, collateral or for distribution to outside interest owners and are not available for general working capital purposes. Such restricted cash amounts totaled approximately $1,435,000 and $3,355,000 at December 31, 1995 and 1996, respectively. In addition, Harken excludes from cash and temporary investments certain proceeds received from the issuance of European Convertible Notes Payable that remain in the Segregated Accounts. See Note 7 -- European Convertible Notes Payable for further discussion.

         Accounts Receivable -- Harken maintains a reserve for potential losses in collection of its accounts receivable. The allowance for doubtful accounts was $375,000 and $405,000 as of December 31, 1995 and 1996, respectively.

         Property and Equipment -- Harken follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, development and production of oil and gas reserves. Gas plants and other property are depreciated on the straight-line method over their estimated useful lives ranging from three to fifteen years.

         Other Assets -- Harken includes in other assets certain deferred commissions and issuance costs associated with the issuance of European Convertible Notes Payable. See Note 7 -- European Convertible Notes Payable for further discussion. At December 31, 1995, such deferred costs totaled $1,228,000 net of $337,000 of accumulated amortization. At December 31, 1996, such deferred costs totaled $2,725,000 net of $323,000 of accumulated amortization.

         Accrued Liabilities and Other -- Accrued liabilities and other at December 31, 1995, includes an amount of $1,345,000 related to certain operational or regulatory contingent liabilities related to Harken's domestic operations and other accrued expense liabilities of $1,377,000. The December 31, 1996 balance includes an amount of $1,605,000 related to certain operational or regulatory contingent liabilities associated with Harken's domestic operations and other accrued expense liabilities of $2,284,000.

         Colombian Operations -- Harken's operations include oil and gas exploration and development efforts in Colombia pursuant to certain Colombian Association Contracts. See further discussion at Note 16 -- Commitments and Contingencies. Harken accounts for its activities in Colombia using the Colombian peso as the functional currency. Any foreign currency translation adjustment relating to the translation to U.S. dollars of Harken's investment in Colombian operations is accounted for as an equity adjustment from foreign currency translation and is included as a component of stockholders' equity in the accompanying consolidated financial statements. At December 31, 1995 and 1996, Harken reflects its exploration activities in Colombia primarily as a capitalized cost of oil and gas properties. See further discussion at Notes 5 and 15 -- Oil and Gas Properties and Oil and Gas Disclosures.

         Capitalization of Interest -- Harken capitalizes interest on certain oil and gas exploration and development costs. During 1995, Harken recorded interest expense of $540,000, net of $204,000 of interest which was capitalized to Harken's unevaluated oil and gas properties. During 1996, Harken recorded interest expense of $1,169,000, net of $370,000 of interest which was capitalized to Harken's unevaluated oil and gas properties. No interest was capitalized during 1994.

         General and Administrative Expenses -- Harken reflects general and administrative expenses net of operator overhead charges and other amounts billed to joint interest owners. General and administrative expenses are net of $198,000, $94,000 and $61,000 for such amounts during 1994, 1995 and 1996, respectively.

         Provision for Asset Impairments -- Assets which are used in Harken's operations, or are not held for resale, are carried at cost, less any accumulated depreciation. Harken reviews its long-lived assets, other than its investment in oil and gas properties, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When evidence indicates that operations will not produce sufficient cash flows to cover the carrying amount of the related asset, and when the carrying amount of the related asset cannot be realized through sale, a permanent impairment is recorded and the asset value is written down to recoverable fair value. Harken reflected a provision for asset impairments from continuing operations in the amounts of $6,361,000 and $457,000 during 1994 and 1995, respectively. See Note 4 -- Investments in Former Subsidiaries for further discussion.

(2)  ACQUISITIONS

          Acquisition of Additional Four Corners Property Interests -- In October 1994, Harken acquired additional interests in its oil and gas operations in the Four Corners area of Arizona, Utah and New Mexico (the "Four Corners Properties") which resulted in Harken increasing its ownership in the Navajo Reservation reserves, exploration acreage, development drilling locations and the Aneth Gas Plant. The acquisition of the sellers' interest raised Harken's total interest in the Four Corners Properties from 50% to approximately 70% of Harken's total operated interest and increased Harken's share of daily production by approximately 40% over its previous interest. As consideration for this acquisition, Harken issued a total of 960,000 shares of restricted Harken common stock to the sellers, assumed certain liabilities of the sellers relating to the properties, and the sellers in turn retained responsibility for certain contingent operational and environmental liabilities related to the interests as well as retaining certain distributions made prior to the actual date of closing.

         In May 1995, Harken acquired an additional interest in the Four Corners Properties, raising Harken's total interest from approximately 70% of Harken's total operated interest to approximately 82%. The purchase consideration paid by Harken to the seller consisted of $300,000 cash plus the issuance of 534,000 shares of restricted Harken common stock. Harken also assumed certain liabilities of the seller relating to the properties, and the seller in turn retained responsibility for certain contingent operational and environmental liabilities related to the interests purchased.

         During the second quarter of 1996, Harken again acquired additional interests in the Four Corners Properties, raising Harken's total interest to approximately 94% of the total interest operated by Harken. The purchase consideration paid by Harken to the sellers consisted of $338,000 cash plus the issuance of approximately 509,000 shares of restricted Harken common stock. Harken also assumed certain liabilities of the sellers relating to the property interests. All of the above acquisitions of the additional interests in the Four Corners Properties have been accounted for under the purchase method of accounting.

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

         Acquisition of Texas Properties -- In October 1995, Harken Energy West Texas, Inc., a wholly-owned subsidiary of Harken, acquired certain non-operated interests in producing properties located in Hockley County, Texas ("Yellowhouse Properties"). As consideration for the purchase of these interests, Harken issued three million shares of restricted Harken common stock, warrants to purchase one million additional shares of restricted Harken common stock at $2 per share, and assumed $750,000 of short-term notes payable. Harken and the seller made payments totaling approximately $417,000 on these notes payable at closing and the remaining balance was repaid in full by Harken during the first quarter of 1996. Also, Harken issued an additional 82,759 shares of restricted Harken common stock to a financial advisor as a fee in connection with the acquisition. The acquisition of the Yellowhouse Properties has been accounted for under the purchase method of accounting.

         On December 21, 1995, pursuant to a Purchase and Sale Agreement (the "Panhandle Purchase and Sale Agreement"), Harken Exploration Company ("Harken Exploration"), a wholly-owned subsidiary of Harken, acquired working interests in certain producing properties located in the panhandle region of Texas ("Panhandle Properties"). As consideration for the purchase of these interests, Harken issued, along with other consideration, 2.5 million shares of restricted Harken common stock (the "Purchase Shares"), $2.5 million in cash and a note payable by Harken Exploration to the seller for an initial face amount of $13 million. Harken had the option over the next two years to repay all or part of this $13 million note with restricted Harken common stock at conversion rates tied to future trading prices of Harken common stock. The $13 million note was to mature and become payable in two stages, with each maturity amount subject to certain adjustments. On July 11, 1996, Harken Exploration entered into an exchange agreement with the holder of the $13 million note, whereby it was exchanged for, among other consideration, the issuance of 5,150,000 restricted shares of Harken common stock. See Note 6 -- Notes Payable and Long-Term Obligations for further discussion of the $13 million note payable. The Acquisition - II of the Panhandle Properties has been accounted for under the purchase method of accounting. Due to the note payable adjustments to be calculated, some of which were based on the future trading prices of Harken common stock, the allocation of the purchase price to the assets and liabilities related to the acquisition of the Panhandle Properties at December 31, 1995 was preliminary, with further adjustments to be reflected upon the final accounting for the $13 million note payable. With the July 11, 1996 exchange agreement resulting in the issuance of 5,150,000 restricted shares of Harken common stock with a market value of approximately $10,429,000 in full payment of the outstanding balance on the note, Harken has adjusted the purchase price of the Panhandle Properties to give effect to the finalization of the consideration issued in the purchase.

         Acquisition of EnerVest Properties - On July 10, 1996 Harken, along with Harken Exploration, purchased working interests in certain producing oil and gas properties located in the Magnolia region of Arkansas and in the Carlsbad region of New Mexico (the "EnerVest Properties") from EnerVest Acquisition - II Limited Partnership ("EnerVest"). The purchase price of approximately $15,200,000, plus the assumption of certain operational liabilities relating to these properties, continues to be subject to adjustments for property defects identified including title defects, environmental defects, nonproductive unplugged wells and product production balancing defects. This purchase price was paid in the form of $5,000,000 cash paid at closing, 1,550,000 shares of Harken common stock which were issued following closing, and 1,159,091 shares of Harken common stock to be issued at a designated time following the registration and sale by the seller of the initial shares issued following closing. Harken also issued to EnerVest warrants to purchase, over a period of three years from closing, 300,000 restricted shares of Harken common stock at an exercise price of $2.75 per share. The agreement includes adjustment provisions pursuant to which Harken may be obligated to issue additional shares of Harken common stock if the seller does not realize at least $10,200,000 from the sale of all shares of Harken common stock issued to the seller. In addition, the seller will maintain a lien on these properties until such time as it has received or recognized approximately $7,000,000 in proceeds from the sales of all shares of Harken common stock received from the sale of the EnerVest Properties. As of December 31, 1996, EnerVest had received cumulative proceeds of approximately $3,600,000 from the sale of the initial 1,550,000 shares of Harken common stock issued following closing.

         Pro Forma Information -- The following unaudited pro forma combined condensed statement of operations for the year ended December 31, 1995 gives effect to the Search merger, the two acquisitions of Texas properties, the acquisition of the EnerVest Properties and the issuance of the European 8% Senior Convertible Notes Payable (See Note 7 -- European Convertible Notes Payable for further discussion) as if each had been consummated at January 1, 1995. The following unaudited pro forma combined condensed statement of operations for the year ended December 31, 1996 gives effect to the acquisition of the EnerVest Properties and the issuance of the European 6 1/2% Senior Convertible Notes Payable as if each had been consummated at January 1, 1996.

         The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transactions been consummated at the dates indicated, nor are they indicative of future operating results. The unaudited pro forma data does not reflect the effect of the various conversions of European Notes, the capitalization of certain amounts of interest on the European Notes or the interest income earned from investment of the European Note proceeds.

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                                   (UNAUDITED)

                                                           Period from January 1, 1995 to
                                                            Closing Date of Acquisition
                                                         ------------------------------------
                                                                   Yellowhouse     Panhandle    EnerVest
                                             Harken      Search     Properties    Properties   Properties   Pro  Forma
                                             Actual      Actual       Actual        Actual       Actual     Adjustments
                                          ------------   -------   -------------  -----------  ----------   ------------
Oil and gas revenue                       $      5,960   $   188   $       1,510  $     1,251  $    4,172
Other revenues                                   1,511        --              --           --          --         (117)(1)
                                                                                                                  (250)(3)
                                          ------------   -------   -------------  -----------  ----------  ------------
     Total Revenues                              7,471       188           1,510        1,251       4,172          (367)
                                          ------------   -------   -------------  -----------  ----------  ------------

Oil and gas operating expenses                   2,135        79             665          242       1,410            48(2)

General and administrative expenses, net         3,376       236             123           --          --           108(2)
                                                                                                                    124(4)
Depreciation and amortization                    2,251        18              --           --          --         2,486(5)
Provision for asset impairments                    457        --              --           --          --
Interest expense and other, net                    877        19              --           --          --           616(6)
                                          ------------   -------   -------------  -----------  ----------  ------------

     Total Expenses                              9,096       352             788          242       1,410         3,382
                                          ------------   -------   -------------  -----------  ----------  ------------
Income tax expense (benefit)                        --        --              --           --          --
                                          ------------   -------   -------------  -----------  ----------  ------------
Income (loss) from continuing operation   $     (1,625)  $  (164)  $         722  $     1,009  $    2,762  $     (3,749)
                                          ============   =======   =============  ===========  ==========  ============

Net loss per share from continuing
operations attributable to common stock   $      (0.02)
                                          ============

Weighted Average Shares Outstanding         65,041,063
                                          ============

                                           Pro Forma
                                          ------------
Oil and gas revenue                       $     13,081
Other revenues                                   1,144

                                          ------------
     Total Revenues                             14,225
                                          ------------

Oil and gas operating expenses                   4,579

General and administrative expenses, net         3,967

Depreciation and amortization                    4,755
Provision for asset impairments                    457
Interest expense and other, net                  1,512
                                          ------------

     Total Expenses                             15,270
                                          ------------
Income tax expense (benefit)                        --
                                          ------------
Income (loss) from continuing operation   $     (1,045)
                                          ============

Net loss per share from continuing
operations attributable to common stock   $      (0.01)
                                          ============

Weighted Average Shares Outstanding         79,606,504
                                          ============

PRO FORMA ADJUSTMENTS-PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS - YEAR ENDED DECEMBER 31, 1995

(1) Pro forma entry to reflect the reduction in interest income earned due to the $2,500,000 cash consideration paid in connection with the acquisition of the Panhandle Properties.

(2) Pro forma entry to record additional operating and general and administrative expenses expected to be incurred by Harken related to the Panhandle Properties. The additional oil and gas operating expenses consist of $4,000 per month in pumper and related expenses that have been incurred in connection with operating the Panhandle Properties. The additional general and administrative expenses consist of $24,000 for the annual cost of a new field office in the panhandle region and $84,000 related to newly hired operating and administrative employees to serve the Panhandle Properties.

(3) Pro forma entry to reflect the reduction in interest income earned due to the $5,000,000 cash consideration paid in connection with the acquisition of the EnerVest Properties.

(4) Pro forma entry to record additional general and administrative expenses expected to be incurred by Harken related to the EnerVest Properties. The additional general and administrative expenses consist of $10,000 per month, net of overhead reimbursements, for additional necessary operating and administrative employees to serve the EnerVest Properties.

(5) Pro forma entry to adjust actual depreciation and depletion expense on oil and gas properties for the acquired interests to the depreciation and depletion expense calculated on a consolidated basis.

(6) Pro forma entry to reflect interest and amortization expense incurred on the European 8% Senior Convertible Notes Payable.

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                   (UNAUDITED)

                                                                Period from
                                                              January 1, 1996
                                                              to Closing Date
                                                               of Acquisition
                                                              ---------------
                                                                  EnerVest
                                                  Harken         Properties      Pro Forma
                                                  Actual           Actual       Adjustments        Pro Forma
                                               ------------     ------------   ------------      ------------
Oil and gas revenue                            $     12,341     $      2,173                     $     14,514
Other revenues                                        1,580               --           (125)(1)         1,455
                                               ------------     ------------   ------------      ------------
     Total Revenues                                  13,921            2,173           (125)           15,969
                                               ------------     ------------   ------------      ------------

Oil and gas operating expenses                        4,438              710                            5,148
General and administrative expenses, net              4,537               --             60(3)          4,597
Depreciation and amortization                         3,595               --            896(2)          4,491
Interest expense and other, net                       1,692               --          1,967(4)          3,425
                                                                                       (234)(5)
                                               ------------     ------------   ------------      ------------
     Total Expenses                                  14,262              710          2,689            17,661
                                               ------------     ------------   ------------      ------------
Income tax expense (benefit)                             --               --             --                --
                                               ------------     ------------   ------------      ------------
Income (loss) from continuing operations       $       (341)    $      1,463   $     (2,814)     $     (1,692)
                                               ============     ============   ============      ============

Net loss per share from continuing operations
attributable to common stock                   $      (0.00)                                     $      (0.02)
                                               ============                                      ============

Weighted Average Shares Outstanding              85,983,534                                        89,503,671
                                               ============                                      ============

PRO FORMA ADJUSTMENTS-PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS - YEAR ENDED DECEMBER 31, 1996

(1) Pro forma entry to reflect the reduction in interest income earned due to the $5,000,000 cash consideration paid in connection with the acquisition of the EnerVest Properties.

(2) Pro forma entry to adjust actual depreciation and depletion expense on oil and gas properties for the acquired interests to the depreciation and depletion expense calculated on a consolidated basis.

(3) Pro forma entry to record additional general and administrative expenses expected to be incurred by Harken related to the EnerVest Properties. The additional general and administrative expenses consist of $10,000 per month, net of overhead reimbursements, for additional necessary operating and administrative employees to serve the EnerVest Properties.

(4) Pro forma entry to reflect interest and amortization expense incurred on the European 6 1/2% Senior Convertible Notes Payable.

(5) Pro forma entry to reflect the reduction in the accretion of interest expense related to the July 1996 exchange of the note payable issued by Harken as part of the acquisition of the Panhandle Properties.

(3)  MARKETABLE EQUITY SECURITIES

        At December 31, 1994 and during the first six months of 1995, Harken carried an investment in the common stock of E-Z Serve Corporation, a former subsidiary ("E-Z Serve"), including shares of E-Z Serve common stock resulting from the conversion of certain shares of E-Z Serve Series C Preferred in June 1994 and January 1995. Harken's investment in E-Z Serve Series C Preferred was not accounted for pursuant to Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), as it was not a readily marketable security. See Note 4 -- Investments in Former Subsidiaries for further discussion of the E-Z Serve Series C Preferred. Beginning in 1994 pursuant to SFAS 115, Harken classified its investment in E-Z Serve common stock as available-for-sale. The following is a summary of Harken's activity from marketable equity securities. Harken sold its investment in the common stock of E-Z Serve during the third quarter of 1995.

                                 Year Ended December 31,
                                 -----------------------
Available-For-Sale               1994      1995     1996
-----------------------          ----      ----     ----
Gross realized gains             $ 88      $309     $ --
Gross realized losses              59        --       --


(4)  INVESTMENTS IN FORMER SUBSIDIARIES

        E-Z Serve Preferred Stock -- At December 31, 1994, Harken held 74,754 shares of E-Z Serve $6.00 Convertible Preferred Stock, Series C ("E-Z Serve Series C Preferred"), which it acquired at a cost of $100 per share. Each share of E-Z Serve Series C Preferred was convertible at the option of either E-Z Serve or Harken into 52.63 common shares of E-Z Serve, such rate to be adjusted under certain conditions. Harken recorded dividend income of $423,000 during 1994 related to the E-Z Serve Series C Preferred and has included such dividends in Interest and Other Income in the accompanying consolidated financial statements.

        During 1994, Harken converted a portion of its shares of E-Z Serve Series C Preferred into E-Z Serve common stock and sold certain of its E-Z Serve common stock. See Note 3 -- Marketable Equity Securities for further discussion. During the fourth quarter of 1994, Harken also began reviewing the potential for a sale to other parties of some or all of its remaining investment in E-Z Serve Series C Preferred and related accrued dividends. Based on the terms and consideration of these potential transactions, as well as certain other factors, Harken deemed that a decline in value that was other than temporary had occurred with respect to its investment in E-Z Serve Series C Preferred. In connection with this determination, Harken recorded a decline in value of $5,831,000 in Provision for Asset Impairments during the fourth quarter of 1994 in the accompanying consolidated financial statements. In March 1995, Harken sold its investment in E-Z Serve Series C Preferred and its related accrued dividends receivable from E-Z Serve and received cash proceeds of approximately $2,779,000, an amount approximately equal to Harken's recorded value.

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

(5) OIL AND GAS PROPERTIES

        Harken follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, development and production of oil and gas reserves. Under this method, all costs, including internal costs, directly related to acquisition, exploration and development activities are capitalizable as oil and gas property costs. Harken capitalized $1,066,000, $1,182,000 and $2,167,000 of internal costs, net of reimbursements from joint interest owners, directly related to these activities in 1994, 1995 and 1996, respectively. Such costs include office and personnel costs of Harken's international and domestic exploration field offices and does not include any corporate overhead. Harken also accrues costs of dismantlement, restoration and abandonment to the extent that such costs, in the aggregate, are anticipated to exceed the aggregate salvage value of equipment and facilities removed from producing wells and other facilities. See Note 15 -- Oil and Gas Disclosures for further discussion.

        The capitalized costs of oil and gas properties, excluding unevaluated properties, are amortized on a country-by-country basis using a unit of production method (equivalent physical units of 6 mcf of gas to each barrel of oil) based on estimated proved recoverable oil and gas reserves. Such amortization of domestic oil and gas properties was $6.31, $5.68 and $5.58 per equivalent barrel of oil produced during 1994, 1995 and 1996, respectively. The evaluated costs at December 31, 1996 also includes $5,802,000 related to Colombia which have not yet begun to be amortized (see Note 16 -- Commitments and Contingencies for a discussion of Colombian operations).

        The unevaluated property costs at December 31, 1995 and 1996 includes $4,866,000 and $3,656,000, respectively, related to Colombia and $11,117,000 and $6,610,000, respectively, related to domestic prospects. Amortization of unevaluated property costs will begin when the properties become proved or their values become impaired. Harken assesses realizability of unevaluated properties on at least an annual basis or when there has been an indication that an impairment in value may have occurred. Fair value of unevaluated prospects is determined based on management's intention with regard to future exploration and development of individually significant properties and the ability of Harken to obtain funds to finance such exploration and development.

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

(6)  NOTES PAYABLE AND LONG-TERM OBLIGATIONS

                                                                                      December 31
                                                                              ----------------------------
                                                                                   1995           1996
                                                                              ------------    ------------
Note payable to seller of producing properties (A)                            $     12,786    $         --
Notes payable to investors (B)                                                         132              --
Note payable to Tejas Power Corporation (C)                                            394              --
Notes payable to former stockholder of subsidiary (D)                                  400              --
Notes payable to former investors in Search managed limited partnerships (E)           332              --
                                                                              ------------    ------------
          Total                                                                     14,044              --
Less amount classified as current liability                                           (868)             --
                                                                              ------------    ------------
          Total long-term obligations                                         $     13,176    $         --
                                                                              ============    ============

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

        On July 11, 1996, Harken Exploration entered into an exchange agreement with the seller of the Panhandle Properties, pursuant to which Harken issued 5,150,000 restricted shares of Harken common stock, including 185,000 shares originally held in escrow, and having an approximate market value of $10,429,000, in satisfaction of all obligations owed by Harken Exploration to the seller under the terms of the Panhandle Note. Under this exchange agreement, Harken Exploration agreed to pay the seller the amount, if any, by which the proceeds from the sale of these shares of Harken common stock sold by the seller are less than $8,500,000. Based on the proceeds received by the seller from the sale of the shares of Harken common stock issued, no amounts will be required to be paid to the seller pursuant to this requirement. In connection with this exchange agreement, (a) Harken granted the seller the right to request Harken to effect up to two registrations of these shares of Harken common stock issued under the Securities Act of 1933 and (b) Harken granted to the seller a lien over the properties purchased from the seller to secure, among other things, the obligations of Harken Exploration under the exchange agreement. As of December 31, 1996, the seller of the Panhandle Properties has released the lien over such properties.

        (B) As discussed in Note 2 -- Acquisitions, a wholly-owned subsidiary of Harken assumed $750,000 of short-term notes payable in connection with the acquisition of the Yellowhouse Properties in October 1995. Harken and the seller made payments totaling approximately $417,000 on these notes payable at closing and the remaining balance was repaid in full by Harken in monthly installments through March 1996. Such notes bore interest at the rate of 7% per annum.

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

(7)     EUROPEAN CONVERTIBLE NOTES PAYABLE

        During the second quarter of 1995, Harken issued to qualified purchasers a total of $15 million in 8% Senior Convertible Notes (the "8% European Notes") which were to mature in May 1998. Interest on these notes was payable semi-annually in May and November of each year to maturity or until the 8% European Notes were converted. Such 8% European Notes were convertible at any time by the holders into shares of Harken common stock at a conversion price of $1.50 per share ("the 8% European Note Conversion Price"). In connection with the sale and issuance of the 8% European Notes, Harken paid approximately $1,750,000 from the 8% European Note proceeds for commissions and issuance costs. Between September 30, 1995 and July 30, 1996, all holders of these 8% European Notes exercised their conversion options and Harken issued an aggregate total of 9,999,975 shares of Harken common stock pursuant to these conversions.

        On July 30, 1996, Harken issued to qualified purchasers a total of $40 million in 6 1/2% Senior Convertible Notes (the "6 1/2% European Notes") which mature on July 30, 2000. In connection with the sale and issuance of the 6 1/2% European Notes, Harken paid approximately $3,142,000 from the 6 1/2% European Note proceeds for commissions and issuance costs. Interest on these notes is payable semi-annually in January and July of each year to maturity or until the 6 1/2% European Notes are converted. Such 6 1/2% European Notes are convertible at any time by the holders into shares of Harken common stock at a conversion price of $2.50 per share ("the 6 1/2% European Note Conversion Price"). The 6 1/2% European Notes are also convertible by Harken into shares of Harken common stock after one year following issuance, if for any period of thirty consecutive days commencing on or after November 28, 1996, the closing price of Harken common stock for each trading day during such period shall have equaled or exceeded 135% of the 6 1/2% European Note Conversion Price (or $3.375 per share of Harken common stock). In February 1997, Harken gave notice as required under the Trust Indenture that it had met the market price criteria necessary to call for mandatory conversion of the 6 1/2% European Notes, therefore, at any time after July 30, 1997, Harken is able to convert the 6 1/2% European Notes into shares of Harken common stock. Harken intends to mandatorily convert all unconverted 6 1/2% European Notes into shares of Harken common stock on July 31, 1997.

        Upon closing, all proceeds from the sale of the 6 1/2% European Notes were paid to a Trustee under the terms of a Trust Indenture and are held in separate interest bearing Trust accounts (the "Segregated Accounts") to be maintained for Harken's benefit, until the Trustee is presented with evidence of sufficient asset value, as defined in the Trust Indenture, held by Harken to permit an advance of a portion of the proceeds. Until the 6 1/2% European Notes are converted, Harken must maintain an Asset Value Coverage Ratio equal to or greater than 1:1 which is calculated as the ratio of (i) the sum of (x) 100% of the aggregate amount of Harken's cash on deposit in the Segregated Accounts plus
(y) 60% of the aggregate amount of Harken's marketable securities plus (z) 50% of the net present value of Harken's domestic unencumbered total proved reserves of which at least 75% thereof must be proved developed producing reserves to
(ii) the aggregate outstanding principal amount of the 6 1/2% European Notes. Upon a conversion, any proceeds attributable to the 6 1/2% European Notes converted which remain in the Segregated Accounts may be withdrawn by Harken without regard to the asset value then existing.

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

        During the last half of 1996, holders of 6 1/2% European Notes totaling $1,400,000 exercised their conversion option and such holders were issued 560,000 shares of Harken common stock. Subsequent to December 31, 1996, and as of February 21, 1997, holders of 6 1/2% European Notes totaling an additional $3,300,000 exercised their conversion option, which has resulted in the additional issuance of 1,320,000 shares of Harken common stock.

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

        To the extent that proceeds invested in the Segregated Accounts at December 31, 1995 are available under the above discussed Asset Value Coverage Ratio limitations, such cash is included as a current asset in Cash in European Segregated Account in the accompanying consolidated balance sheets. Segregated Account cash that is not available as of December 31, 1995, due to the Asset Value Coverage Ratio limitations, is reflected as Restricted Cash in European Segregated Account in the accompanying consolidated balance sheets, and is a non-current asset. All Segregated Account cash is reflected as a current asset at December 31, 1996, as Harken has the intent and ability to convert all outstanding 6 1/2% European Notes to Harken common stock prior to December 31, 1997.

        The initial cash proceeds from the issuance of the European Notes are not included in the Statement of Cash Flows because the proceeds are not considered to be cash equivalents. Transfers of proceeds from the Segregated Accounts are included in cash flows from financing activities in the accompanying consolidated statements of cash flows.

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

        At December 31, 1994, 186,760 shares of Series C Preferred outstanding were held by Tejas and represented the only remaining Series C Preferred shares outstanding. In connection with the issuance of 1,000 shares of Tejas Preferred Stock to Harken, Tejas agreed to waive certain of the provisions under the terms of the Harken Series C Preferred, including the payment of the 12% annual dividend. In December 1995, Harken entered into a purchase, sale and exchange agreement in which it exchanged the 1,000 shares of Tejas Preferred Stock it held along with a note payable for $394,000 to Tejas for the 186,760 shares of Series C Preferred. At December 31, 1995 and 1996, there are no remaining outstanding shares of Series C Preferred.

(9) STOCKHOLDERS' EQUITY

        Common Stock -- Harken currently has authorized 150,000,000 shares of $.01 par common stock. At December 31, 1995 and 1996, Harken had issued 75,913,832 shares and 93,862,266 shares, respectively. Harken held 1,440,896 and 400,896 shares as treasury stock at a cost of $4,997,000 and $1,390,000 at December 31, 1995 and 1996, respectively.

        Acquisition of Additional Four Corners Property Interests -- In October 1994, Harken acquired an additional interest in the Four Corners Properties in exchange for, among other consideration, 960,000 restricted shares of Harken common stock. In May 1995, Harken acquired an additional interest in the Four Corners Properties primarily in exchange for, among other consideration, 534,000 restricted shares of Harken common stock. In April 1996, Harken acquired an additional interest in the Four Corners Properties primarily in exchange for, among other consideration, 509,000 restricted shares of Harken common stock.
See Note 2 -- Acquisitions for further discussion.

        Acquisition of Search Exploration, Inc. -- In May 1995, Harken consummated the Merger with Search. See Note 2 -- Acquisitions for further discussion. Pursuant to the terms of the Merger Agreement, a total of approximately 2.2 million shares of Harken common stock were issued to the common stockholders of Search, preferred stockholders of Search and certain noteholders of Search. In connection with the Merger, Harken issued warrants entitling the holders to purchase up to 732,771 shares of Harken common stock at the exercise price of $1.82 per share. As of the October 30, 1996 expiration date for these warrants, 713,021 shares of Harken common stock had been issued upon exercise of such warrants.

        Issuance of European Convertible Notes Payable -- At December 31, 1995, $2,450,000 of the 8% European Notes had been converted into 1,633,327 shares of Harken common stock. In 1996, all of the remaining outstanding 8% European Notes were converted into 8,366,648 additional shares of Harken common stock. In connection with the issuance of the 8% European Notes, Harken issued to the placement agents for the 8% European Notes certain non-registered non-transferrable stock purchase warrants to purchase one million shares of Harken common stock which are currently exercisable by the holders thereof at any time on or before May 11, 1999 at an exercise price of $1.50 per share. Also, Harken paid a fee of 92,308 shares of Harken common stock to a financial advisor in connection with the 8% European Notes and the market value of such shares as of the date issued was included as deferred issuance costs in Other Assets in the accompanying consolidated balance sheets.

        In July 1996, Harken issued to qualified purchasers a total of $40 million in 6 1/2% European Notes which mature on July 30, 2000. The 6 1/2% European Notes are convertible under certain terms into approximately 16,000,000 shares of Harken common stock. During the third quarter of 1996, holders of 6 1/2% European Notes totaling $1,400,000 exercised their conversion option and such holders were issued 560,000 shares of Harken common stock. Subsequent to December 31, 1996, and as of February 21, 1997, holders of 6 1/2% European Notes totaling $3,300,000 exercised their conversion option, which has resulted in the additional issuance of 1,320,000 shares of Harken common stock. In February 1997, Harken gave notice as required under the Trust Indenture that it had met the market price criteria necessary to call for mandatory conversion of the 6 1/2% European Notes (see Note 7 -- European Convertible Notes Payable for further discussion), therefore, at any time after July 30, 1997, Harken is able to convert the 6 1/2% European Notes into shares of Harken common stock. Harken intends to mandatorily convert all unconverted 6 1/2% European Notes into shares of Harken common stock on July 31, 1997.

        In connection with the issuance of the 6 1/2% European Notes, Harken issued to the placement agents for the 6 1/2% European Notes certain non-registered non-transferrable stock purchase warrants to purchase 1,280,000 shares of Harken common stock which are currently exercisable by the holders thereof at any time on or before July 31, 1999 at an exercise price of $2.50 per share.

        Private Placements of Common Stock -- On March 1, 1995, Harken sold 600,000 shares of newly-issued Harken common stock to an institutional purchaser in exchange for net proceeds of $657,000. Harken subsequently entered into an agreement on April 7, 1995 to sell to this same institutional purchaser an additional 600,000 newly-issued shares of Harken common stock in exchange for net proceeds of $747,000. In July and August of 1995, Harken received additional net proceeds of $654,000 and $757,000, respectively, related to the sale of a combined total of 1,300,000 newly-issued shares of Harken common stock to certain institutional or accredited purchasers. In November 1995, Harken received an additional $1,633,000 related to the sale of 1,460,000 shares of Harken common stock previously held as treasury stock to a certain institutional or accredited purchaser. In March 1996, Harken received $1,289,000 related to the sale of 1,040,000 shares of Harken common stock previously held as treasury stock. In connection with certain of these placements, Harken issued to certain financial advisors warrants to purchase an aggregate total of 410,000 shares of Harken common stock at an average exercise price of $1.71 per share.

        Acquisition of Texas Properties -- In October 1995, a wholly-owned subsidiary of Harken paid as consideration three million shares of restricted Harken common stock previously held as treasury stock in exchange for the Yellowhouse Properties. As part of the purchase of these interests, Harken also issued warrants to purchase one million additional shares of restricted Harken common stock at $2 per share, and also issued 82,759 shares of restricted Harken common stock previously held as treasury stock to a financial advisor as a fee in connection with the acquisition.

        In December 1995, Harken Exploration acquired certain interests in producing properties located in the panhandle region of Texas ("Panhandle Properties") in exchange for, among other consideration, 2.5 million shares of Harken common stock and a $13 million note payable which was payable, at Harken's option, in shares of Harken common stock. In July 1996, Harken Exploration entered into an exchange agreement with the seller of the Panhandle Properties, pursuant to which Harken issued 5,150,000 restricted shares of Harken common stock in satisfaction of all obligations owed by the subsidiary to the seller under the terms of the Panhandle Note. See Notes 2 and 6 -- Acquisitions and Notes Payable and Long-Term Obligations for further discussion.

        Acquisition of EnerVest Properties - On July 10, 1996, Harken Exploration acquired the EnerVest Properties for a purchase price valued at approximately $15,200,000 and the assumption of certain operational liabilities relating to these properties. See Note 2 -- Acquisitions for further discussion. The preliminary purchase price consisted of 1,550,000 shares of Harken common stock (the "Tranche A Shares") issued after closing, $5,000,000 in cash payable at closing, and an additional number of shares of Harken common stock to be issued in the future as described below. Harken also issued to EnerVest warrants to purchase, for a period of three years from closing, 300,000 restricted shares of Harken common stock at an exercise price of $2.75 per share.

        Pursuant to the EnerVest Agreement, upon the expiration of 180 days from the date the registration statement is declared effective by the Securities and Exchange Commission relating to the resale of the Tranche A Shares, Harken is required to issue an additional 1,159,091 shares of Harken common stock (the "Tranche B Shares") to EnerVest; provided, however, that if the sum of (i) the actual gross proceeds realized by EnerVest from the sale of the Tranche A Shares and (ii) the then market value of Tranche A Shares still held by EnerVest (together, the "Tranche A Realized Proceeds") is less that $4,262,500, Harken is required to issue such additional number of shares of Harken common stock (the "Deficiency Shares"), in addition to the Tranche B Shares, having a market value at the time of issuance equal to the difference between $4,262,500 and the Tranche A Realized Proceeds. EnerVest has reported to Harken that the Tranche A shares were sold by EnerVest for a total Tranche A Realized Proceeds of approximately $3,650,000. In addition, at the time Harken is to issue the Tranche B Shares, it will calculate the aggregate value of all adjustments that are either identified and agreed to under the EnerVest Agreement or identified but still contingent under the EnerVest Agreement. These adjustments will include matters such as title defects, identification of unplugged uneconomic wells, environmental matters and gas imbalances. The aggregate value of all such adjustments that have been identified and agreed to will be offset against the Tranche B Shares prior to issuance. The aggregate value, up to $500,000, of all such adjustments that have been identified but are still contingent will be evidenced by a portion of the Tranche B Shares which Harken will hold back from issuance until such contingent matters are resolved. Harken expects that the Tranche B Shares will be issued early in the second quarter of 1997. EnerVest will also put $1,000,000 cash into an escrow account which may be offset or drawn against by Harken to satisfy other defects identified by Harken under the EnerVest Agreement.

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

        Palo Blanco Development Finance Agreements - In June 1996, Harken, along with Harken de Colombia, Ltd. entered into separate Development Finance Agreements with two investors. Under the terms of the agreements, the two investors agreed to provide an aggregate of $2,500,000 to finance the drilling of a well on the Palo Blanco prospect in the Alcaravan Association Contract area. See Note 16 -- Commitments and Contingencies for further discussion of the Alcaravan Association Contract. In return for the $2,500,000, the investors were initially granted a beneficial interest in 40% of the net profits from the Palo Blanco prospect which might have been received by Harken de Colombia, Ltd. In 1996, the investors exercised their rights under the agreement to convert one-half of their beneficial interest into 599,988 shares of restricted Harken common stock. Subsequent to December 31, 1996, the investors exercised their right to convert the remaining portion of their beneficial interest into an additional 599,988 shares of restricted Harken common stock.

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

        At December 31, 1996, Harken has the following outstanding warrants available to be exercised (not in thousands):

   Year of Issuance   Number of Shares    Exercisable        Price         Expiration Date
-------------------   ----------------    -----------    --------------    ---------------
1995                     2,083,000         2,083,000     $1.50 to $2.00      1997 - 1999
1996                     1,784,000         1,784,000     $1.75 to $2.75      1998 - 1999

(10)  STOCK OPTION PLAN

        Harken has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation", ("FAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of Harken's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        Harken's 1993 Stock Option and Restricted Plan has authorized the grant of options to Harken employees and directors for up to 4,000,000 shares of Harken common stock. In addition, Harken's 1996 Stock Option and Restricted Stock Plan has authorized the grant of an additional 670,000 shares of Harken common stock. All options granted have 10 year terms and vest and become fully exercisable at the end of 4 years of continued employment.

        Pro forma information regarding net loss and loss per share is required by FAS 123, and has been determined as if Harken had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 7% and 6%; dividend yields of 0%; volatility factors of the expected market price of Harken common stock of .779 and .614; and a weighted-average expected life to the option of 4 years.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Harken's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Harken's pro forma information follows (in thousands except for earnings per share information):

                                  Year Ended December 31,
                                  -----------------------
                                    1995           1996
                                  --------       --------
Pro forma net loss                $ (1,958)      $   (929)
Pro forma loss per share          $  (0.03)      $  (0.01)

        The weighted average fair value of the options issued in 1996 was $1.30 per share underlying such option.

        A summary of the Company's stock option activity, and related information for the year ended December 31, 1996 follows (not in thousands):

                                      Year Ended December 31, 1996
                                      ----------------------------
                                                  Weighted-Average
                                       Options     Exercise Price
                                      ---------   ----------------
Outstanding-beginning of year         3,484,300        $1.76
Granted                               1,740,000        $2.92
Exercised                                    --
Forfeited                                    --

Outstanding-end of year               5,224,300        $2.15

Exercisable at end of year            1,739,300        $1.77

        Exercise prices for options outstanding as of December 31, 1996 ranged from $1.00 to $5.625.

(11)  DISCONTINUED OPERATIONS

        In May 1994, Harken discontinued its well servicing operations which it had conducted through Supreme Well Service Company ("Supreme"), a wholly-owned subsidiary. Harken has sold the equipment assets of Supreme and has utilized the proceeds toward developing Harken's exploration and production operations, both domestically and internationally. As a result of this decision, Harken has reflected the revenues and expenses of Harken's well servicing and contract drilling segment as discontinued operations in the accompanying financial statements. Such discontinued operations include revenues of $1,053,000 for the year ended December 31, 1994. The December 31, 1994 revenue amount includes $272,000 of gain on the sale of Harken's contract drilling assets which occurred during the first quarter of 1994.

(12)  INCOME TAXES

        At December 31, 1996, Harken had available for federal income tax reporting purposes, net operating loss (NOL) carryforward for regular tax purposes of approximately $67,000,000 which expires in 1997 through 2011, alternative minimum tax NOL carryforward of approximately $57,000,000 which expires in 1997 through 2011, investment tax credit carryforward of approximately $857,000 which expires in 1997 through 2002, statutory depletion carryforward of approximately $1,800,000 which does not have an expiration date, and a net capital loss carryforward of approximately $12,400,000 which expires in 2007 through 2011. Approximately $16,000,000 of the net operating loss carryforward has been acquired with the purchase of subsidiaries and must be used to offset future income from profitable operations within those subsidiaries.

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

        Total deferred tax liabilities, relating primarily to property and equipment as of December 31, 1996, were approximately $3,216,000. Total deferred tax assets, primarily related to the net operating loss carryforward, were approximately $23,136,000 at December 31, 1996. The total net deferred tax asset is offset by a valuation allowance of approximately $19,920,000 at December 31, 1996.

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

(13)  RELATED PARTY TRANSACTIONS

        In September 1989, Harken's Board of Directors approved a loan to an officer in the amount of $520,000. The note bore interest at the Broker Loan Rate plus 1/2% and was due October 2, 1999. The note was secured by vested options to purchase 266,790 shares of Harken's common stock at $1.00 per share. During 1994, an agreement was reached with the officer whereby the note, together with accrued interest, was forgiven equally over three installments dated April 1994, July 1995 and December 1996 with each installment of such forgiveness contingent upon the officer's continued employment through the date of each such installment. Harken included each installment of this forgiveness totaling $232,000 per year in general and administrative expense during the years ended December 31, 1994, 1995 and 1996.

        See Notes 4, 6 and 8 -- Investments in Former Subsidiaries, Notes Payable and Long-Term Obligations and Redeemable Preferred Stock for other related party transactions.

(14)  OTHER INFORMATION

        Quarterly Data -- (Unaudited) -- The following tables summarize selected quarterly financial data for 1995 and 1996 expressed in thousands, except per share amounts.

                                                              Quarter Ended
                                             -------------------------------------------------------     Total
                                               March 31     June 30    September 30    December 31        Year
                                             -----------  ----------  --------------  --------------   -----------
1995
Revenues                                      $  1,599      $  1,782        $  1,800        $  2,290      $  7,471
Gross profit                                       751         1,082           1,013             979         3,825
Loss from continuing operations                   (139)         (158)           (282)         (1,046)       (1,625)
Net loss                                          (139)         (158)           (282)         (1,046)       (1,625)
Per common share
  Loss from continuing operations             $  (0.00)     $  (0.00)       $  (0.01)       $  (0.01)     $  (0.02)
   Net loss                                      (0.00)        (0.00)          (0.01)          (0.01)        (0.02)

1996
Revenues                                      $  2,341      $  2,590        $  4,115        $  4,875      $ 13,921
Gross profit                                     1,237         1,548           2,337           2,781         7,903
Income (loss) from continuing operations          (296)           68              45            (158)         (341)
Net income (loss)                                 (296)           68              45            (158)         (341)
Per common share
   Income (loss) from continuing operations   $  (0.00)     $   0.00        $   0.00        $  (0.00)     $  (0.00)
   Net income (loss)                             (0.00)         0.00            0.00           (0.00)        (0.00)

        Significant Customers -- There were two oil purchasers which represented 38% and 16% of consolidated revenues from continuing operations in 1994. In 1995, a single oil purchaser represented 47% of consolidated revenues from continuing operations. In 1996, two oil purchasers and a gas purchaser represented 27%, 16% and 10%, respectively, of consolidated revenues from continuing operations. Harken has secured and maintains letters of credit with two of these significant purchasers. In addition, management does not feel that the loss of a significant purchaser would significantly impact the operations of Harken due to the availability of other potential purchasers for its oil and gas production.

(15)  OIL AND GAS DISCLOSURES

        Costs Incurred in Property Acquisition, Exploration and Development
Activities:

                                                 Year Ended December 31,
                                               --------------------------
                                                 1994     1995     1996
                                               -------  -------  --------
DOMESTIC COSTS INCURRED:
  Acquisition of properties
    Evaluated                                  $ 1,464  $22,054  $16,316
    Unevaluated                                     --    6,313       --
  Exploration                                       --      696      162
  Development                                    1,428    1,816    2,418
                                               -------  -------  -------
      Total domestic costs incurred            $ 2,892  $30,879  $18,896
                                               =======  =======  =======

INTERNATIONAL COSTS INCURRED:
  Acquisition of properties
    Evaluated                                  $    --  $    --  $    --
    Unevaluated                                     --       --       --
  Exploration                                      830    3,657    9,161
  Development                                       --       --       --
                                               -------  -------  -------
      Total international costs incurred       $   830  $ 3,657  $ 9,161
                                               =======  =======  =======

        International costs incurred includes approximately $716,000, $3,354,000 and $9,161,000 during 1994, 1995 and 1996, respectively, related to Harken's Colombian operations, and approximately $114,000 and $303,000 during 1994 and 1995, respectively, related to Harken's Bahrain operations.

        Capitalized Costs Relating to Oil and Gas Producing Activities:

                                                                            December 31,
                                                                 ------------------------------
                                                                   1994       1995       1996
                                                                 --------   --------   --------
CAPITALIZED COSTS:
  Unevaluated international properties not being amortized       $  1,626   $  4,866   $  3,656
  Unevaluated domestic properties not being amortized               5,820     11,117      6,610
  Evaluated international properties not being amortized               --         --      5,802
  Evaluated domestic properties being amortized                    13,944     39,526     60,188
                                                                 --------   --------   --------
  Total capitalized costs                                          21,390     55,509     76,256
    Less accumulated depreciation and amortization                 (2,877)    (4,691)    (8,069)
                                                                 --------   --------   --------
  Net capitalized costs                                          $ 18,513   $ 50,818   $ 68,187
                                                                 ========   ========   ========

        Unevaluated international properties at December 31, 1994 includes approximately $114,000 related to Harken's Bahrain operations. All other international property costs relate to Harken's Colombian operations, and represents significantly all of the identifiable assets associated with Harken's Colombian operations.

        Oil and Gas Reserve Data -- (Unaudited) -- The following information is presented with regard to Harken's proved oil and gas reserves. Such reserve information excludes HSW's share in the future cash flows from the Aneth Gas Plant. The largest portion of Harken's proved reserves relate to its domestic operations. The reserve values reflected in the following reserve disclosures are based on prices received as of year end. During 1995 and 1996, Harken consummated certain acquisition transactions resulting in significant additions to its domestic proved oil and gas reserves. (See Note 2 -- Acquisitions for further discussion). The drilling of the Torcaz #2 exploratory well in Colombia has resulted in the addition of approximately 1,469,000 equivalent barrels of proved reserves as of December 31, 1996 in the Torcaz field within the Bocachico Contract area. The signing of the Bolivar Association Contract during 1996 also resulted in the addition of previously established Colombian proved reserves as of December 31, 1996. The majority of all Colombian reserves represent proved undeveloped reserves to be developed by Harken in the future. As of December 31, 1996, Harken has included no proved reserves related to its Cambulos or Alcaravan Association Contracts. As Harken identifies proved reserves associated with its Cambulos or Alcaravan Association Contracts, or identifies proved reserves from additional prospects within its Bocachico or Bolivar Association Contracts, such reserves will be added in the year of their discovery. For further discussion of Harken's Colombia operations, see Note 16 -- Commitments and Contingencies.

                                                                          (UNAUDITED)
                                      ------------------------------------------------------------------------------------
                                            United States                   Colombia                  Total Worldwide
                                      --------------------------   --------------------------   --------------------------
                                          Oil            Gas           Oil            Gas           Oil            Gas
                                      -----------    -----------   ------------   -----------   ------------   -----------
                                       (Barrels)        (Mcf)       (Barrels)        (Mcf)       (Barrels)        (Mcf)
                                      -----------    -----------   ------------   -----------   ------------   -----------
                                                                      (IN THOUSANDS)
PROVED RESERVES:
AS OF DECEMBER 31, 1993                  1,035          4,970             --            --         1,035          4,970
  Extensions and discoveries                --             --             --            --            --             --
  Revisions                                186            476             --            --           186            476
  Production                              (158)          (426)            --            --          (158)          (426)
  Purchases of reserves in place           458          2,128             --            --           458          2,128
                                       -------        -------        -------       -------       -------        -------

AS OF DECEMBER 31, 1994                  1,521          7,148             --            --         1,521          7,148
  Extensions and discoveries                70             20             --            --            70             20
  Revisions                                (43)        (3,241)            --            --           (43)        (3,241)
  Production                              (217)          (615)            --            --          (217)          (615)
  Purchases of reserves in place         2,192         25,891             --            --         2,192         25,891
                                       -------        -------        -------       -------       -------        -------

AS OF DECEMBER 31, 1995                  3,523         29,203             --            --         3,523         29,203
  Extensions and discoveries                 5          2,401          1,426           257         1,431          2,658
  Revisions                                (22)        (3,117)            --            --           (22)        (3,117)
  Production                              (370)        (1,409)            --            --          (370)        (1,409)
  Purchases of reserves in place         2,216          4,770            611         2,055         2,827          6,825
                                       -------        -------        -------       -------       -------        -------

AS OF DECEMBER 31, 1996                  5,352         31,848          2,037         2,312         7,389         34,160
                                       =======        =======        =======       =======       =======        =======

PROVED DEVELOPED RESERVES AT:
  December 31, 1994                        915          2,207             --            --           915          2,207
  December 31, 1995                      2,147          8,466             --            --         2,147          8,466
  December 31, 1996                      3,757         11,822            252            45         4,009         11,867

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

                                                           (UNAUDITED)
                                           ----------------------------------------
                                                                            Total
                                           United States     Colombia     Worldwide
                                           -------------  --------------  ---------
                                                          (IN THOUSANDS)
DECEMBER 31, 1995:
     Future cash inflows                     $ 154,717      $      --     $ 154,717
        Production costs                       (44,804)            --       (44,804)
        Development costs                      (10,720)            --       (10,720)
                                             ---------      ---------     ---------
     Future net inflows before income tax       99,193             --        99,193
     Future income taxes                            --             --            --
                                             ---------      ---------     ---------
     Future net cash flows                      99,193             --        99,193
     10% discount factor                       (40,417)            --       (40,417)
                                             ---------      ---------     ---------
Standardized measure of discounted future
net cash flows                               $  58,776      $      --     $  58,776
                                             =========      =========     =========

DECEMBER 31, 1996:
     Future cash inflows                     $ 309,820      $  41,859     $ 351,679
        Production costs                       (80,869)        (6,770)      (87,639)
        Development costs                      (13,398)        (8,737)      (22,135)
                                             ---------      ---------     ---------
     Future net inflows before income tax      215,553         26,352       241,905
     Future income taxes                            --         (7,741)       (7,741)
                                             ---------      ---------     ---------
     Future net cash flows                     215,553         18,611       234,164
     10% discount factor                       (85,750)        (6,171)      (91,921)
                                             ---------      ---------     ---------
Standardized measure of discounted future
net cash flows                               $ 129,803      $  12,440     $ 142,243
                                             =========      =========     =========

Changes In Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

                                                                      (UNAUDITED)
                                                        -------------------------------------
                                                          1994           1995          1996
                                                        ---------   --------------  ---------
Worldwide                                                           (in thousands)

Standardized measure -- beginning of year               $   8,230     $  11,712     $  58,776
Increase (decrease)
  Sales, net of production costs                           (2,398)       (3,224)       (7,577)
  Net change in prices, net of production costs               364         1,045        51,070
  Development costs incurred                                   --           391           949
  Change in future development costs                         (208)        1,858           209
  Change in future income taxes                                --            --        (5,465)
  Revisions of quantity estimates                           1,450        (3,420)       (7,791)
  Accretion of discount                                       823         1,171         5,878
  Changes in production rates, timing and other              (150)       (1,361)        1,227
  Extensions and discoveries, net of future costs              --           792        12,475
  Purchases of reserves-in-place                            3,601        49,812        32,492
                                                        ---------     ---------     ---------
Standardized measure -- end of year                     $  11,712     $  58,776     $ 142,243
                                                        =========     =========     =========

(16) COMMITMENTS AND CONTINGENCIES

        Colombian Operations-Alcaravan Contract -- During the third quarter of 1992, Harken de Colombia, Ltd., a wholly-owned subsidiary of Harken, was awarded the exclusive right to explore for, develop and produce oil and gas throughout the Alcaravan area of Colombia. The Alcaravan area is located in Colombia's Llanos Basin and is located approximately 140 miles east of Santafe De Bogota. Harken and Empresa Colombiana de Petroleos ("Ecopetrol") have entered into an Association Contract (the "Alcaravan Contract") which currently requires Harken to conduct a seismic and exploratory drilling program on approximately 210,000 acres in the Alcaravan area during the initial six years of the Alcaravan Contract. At the end of each of the first six years of the Alcaravan Contract, Harken has the option to withdraw from the Alcaravan Contract or to commit to the next year's work requirements. If during the initial six years of the Alcaravan Contract, Harken discovers one or more fields capable of producing oil or gas in quantities that are economically exploitable and Ecopetrol agrees that such field is economically exploitable (a "commercial discovery"), the term of the Alcaravan Contract will be extended for a period of 22 years from the date of such commercial discovery. Harken has completed all work requirements for the first and second years of the Alcaravan Contract.

        Upon a discovery of a field capable of commercial production, and upon commencement of production from that commercial field, Ecopetrol will reimburse Harken for 50% of Harken's successful well costs expended up to the point of declaration of a commercial discovery. Production from the field following a commercial discovery will be allocated as follows: Ecopetrol, on behalf of the Colombian government, will receive a 20% royalty interest in all production and all production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Harken until cumulative production in such field reaches 60 million barrels of oil, after which Ecopetrol's share of production will progressively increase and Harken's share will progressively decrease until cumulative production from the field reaches 150 million barrels of oil, and thereafter all production will be allocated 70% to Ecopetrol and 30% to Harken. If more than one commercially declared field is discovered on the Alcaravan area, the production sharing percentages applicable to the field with the greatest cumulative production will be applied to all fields within the Alcaravan area. After declaration of a commercial discovery, Harken and Ecopetrol will be responsible for all future development costs and operating expenses in direct proportion to their interest in production.

        In February 1995, Harken drilled the first well on the Alcaravan acreage, the Alcaravan #1. The well was initially determined not to be economically productive, however, Harken intends to re-enter the well during the next contract year to finalize the evaluation of this well. The drilling of this well satisfied the contractual obligations of the second year of the Alcaravan Contract.

        During 1996, Harken renegotiated certain terms of the Alcaravan Contract with Ecopetrol and amended the original contract to provide for an extension of time to fulfill the work requirements corresponding to the third contractual year of the Alcaravan Association Contract. The amended third year contractual work obligations included Harken drilling only one exploratory well and returning approximately 40% of the original acreage contracted. Also, the amendment included a new term until March 13, 1997 to drill the exploratory well corresponding to the third contractual year of the Alcaravan Contract. Harken spudded the Estero #1 exploratory well located on the Palo Blanco prospect within the Alcaravan area in early February 1997. The Estero #1 well is expected to be drilled to a depth of 9,100 feet to test the Carbonera, Mirador, Guadalupe, Gacheta and Ubaque formations. Harken anticipates that the Estero #1 well will take approximately 30 days to reach total depth and an additional 20 days of testing before results of the well will be available.

        During September 1996, Harken de Colombia, Ltd. entered into an operating agreement (the "Rochester Agreement") with Rochester Minerals, Inc. ("Rochester", a Canadian corporation) pursuant to which Rochester agreed to pay 33 1/3% of the aggregate costs of the initial well to be drilled on the Palo Blanco prospect, the Estero #1 well, in conjunction with a non-refundable project contribution of $500,000. In exchange, Rochester, upon its full performance, will acquire a beneficial interest equal to 25% of the interest held by Harken de Colombia, Ltd. in the Alcaravan contract, except as it relates to the area around the Alcaravan #1. As of December 31, 1996, Harken had received from Rochester $1,050,000 due pursuant to the Rochester Agreement, including the $500,000 project contribution, and subsequent to December 31, 1996, Harken received an additional $80,000 due pursuant to the Rochester Agreement.

        In January 1997, Harken de Colombia, Ltd. entered into a financing agreement ("the Parkcrest Financing Agreement") with Parkcrest Exploration, Ltd. ("Parkcrest", a Canadian corporation) which covers the Palo Blanco prospect, and includes options on additional prospects, all located within the Alcaravan Contract area. Under the terms of the Parkcrest Financing Agreement, Parkcrest paid a project fee of $250,000 to Harken and prepaid 33 1/3% of the estimated drilling and completion costs of the initial well to be drilled on the Palo Blanco prospect in exchange for a beneficial interest equal to 25% of the interest held by Harken de Colombia, Ltd. in the Palo Blanco prospect. In January 1997, Harken received from Parkcrest approximately $783,000 representing the initial $250,000 payment and the prepayment of Parkcrest's share of the estimated drilling costs of the first well to be drilled in the Palo Blanco prospect, the Estero #1 well. In February 1997, Harken also received from Parkcrest approximately $301,000 representing the prepayment of Parkcrest's share of the estimated completion and contingency costs of the Estero #1 well to be drilled on the Palo Blanco prospect.

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

        During the first year of the Bocachico Contract, Harken conducted seismic activities on the lands covered by this contract. During each of the second through the sixth contract years, Harken may elect to continue the contract by committing to the drilling of at least one well during each contract year.

        On January 19, 1995, after completing an engineering feasibility study, Harken notified Ecopetrol of Harken's commitment to drill a well under the Bocachico Contract, and thereby extended the Bocachico Contract into its second year. Harken spudded its first well on this Bocachico Contract area, named the Torcaz #2 well, on July 18, 1996. This well was completed and initially tested at the rate of 635 barrels per day. Harken has encountered numerous mechanical problems with the down-hole submersible electric pump compounded by apparent reservoir formation damage which may have occurred in the completion process. Harken is carrying out recompletion efforts on this well as well as further remedial work.

        On February 27, 1996, Harken committed to the drilling of a second well thereby extending the Bocachico Contract into its third year and in February 1997 received an extension of the third year of the Bocachico Contract to May 5, 1997 to complete this second well. Harken expects to spud its second well related to the Bocachico Contract area, the Torcaz #3, during March 1997. Harken has further currently identified eight additional potential well locations and has filed applications for environmental permits on two additional well locations within the Bocachico Contract area.

        In October 1995, Harken entered into a Development Finance Agreement (the "Rio Negro Development Finance Agreement") with Arbco Associates L.P., Offense Group Associates L.P., Kayne Anderson Nontraditional Investments L.P. and Opportunity Associates L.P. (collectively, the "Rio Negro Investors"), pursuant to which the Rio Negro Investors agreed to provide up to $3,500,000 to Harken to finance a portion of the drilling of two wells, including the Torcaz #2 well, on the Rio Negro prospect in the Bocachico Contract area in exchange for the right to receive future payments from Harken equal to 40% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from the Rio Negro prospect (the "Participation") if the planned drilling on that prospect is successful. Pursuant to the Rio Negro Development Finance Agreement, Harken is obligated to drill two wells on the Rio Negro prospect. The drilling of the Torcaz #3 well which is anticipated to spud in March 1997 will fulfill this commitment by Harken. As of December 31, 1996, Harken had requested and received the entire $3,500,000 pursuant to the Rio Negro Development Finance Agreement, and has reflected such amount as a reduction to its investment in Colombian oil and gas properties in the accompanying consolidated balance sheet.

        Pursuant to the Rio Negro Development Finance Agreement, the Rio Negro Investors have the right at any time prior to January 11, 1998 (the "Commitment Date"), to convert all or part of the Participation into shares of Series D Preferred Stock of Harken (the "Preferred Stock"), and Harken likewise has the right, exercisable during a 10 day period following the Commitment Date, to convert up to 75% of the Participation into shares of Preferred Stock if the Rio Negro Investors have not previously elected to convert all of such Participation. If Harken exercises its right to convert the Participation into Preferred Stock, the Rio Negro Investors at that time can elect to receive cash in lieu of Preferred Stock equal to the amount of the balance of the remaining unexchanged Participation plus an additional amount computed at a 25% annual rate of return. In addition, the Rio Negro Investors may then elect to further convert any remaining portion of the Participation into additional shares of Preferred Stock. The shares of Preferred Stock which may be issued will pay dividends at an annual rate of 15% and are redeemable by Harken without premium except for accrued unpaid dividends at any time after the Commitment Date, and must be redeemed by Harken no later than October 12, 2000. A failure by Harken to timely pay dividends due under this Preferred Stock for three quarters or to redeem such Preferred Stock when due would give rise to a right exercisable on behalf of the Rio Negro Investors to elect one director to Harken's Board of Directors.

        Playero Contract -- In December 1994, Harken de Colombia, Ltd. signed its third Association Contract (the "Playero Contract") with Ecopetrol, covering the Playero Contract area located in the Llanos Basin of Colombia. In May 1996, Harken elected not to commit to drill a well in the Playero Contract area, thereby allowing the Playero Contract to expire under its own terms. Harken recognized an impairment in the carrying value of this investment of $19,000 during the first quarter of 1996 which represented Harken's total investment in the Playero Contract. The valuation adjustment, which totals $19,000, is included in Interest and Other Expense in the accompanying consolidated statement of operations.

        Cambulos Contract -- In September 1995, Harken de Colombia, Ltd. signed an additional Association Contract (the "Cambulos Contract") with Ecopetrol, covering the Cambulos Contract area. Under the Cambulos Contract, Harken has acquired the exclusive rights to conduct exploration activities in the Cambulos Contract area, which covers approximately 300,000 acres in the Middle Magdalena Valley of Central Colombia.

        During the first two years of the Cambulos Contract, Harken is required to conduct geologic studies on the lands covered by this contract, including reprocessing of at least 400 kilometers of existing seismic data and the acquisition of at least 90 kilometers of new seismic data. As of December 31, 1996, Harken has completed a preliminary environmental study for the Cambulos Contract area and is currently conducting the obligatory work program required during the first two years of the Cambulos Association contract. During each of the third through the sixth contract years, Harken may elect to continue the contract by committing to the drilling of at least one well during each contract year.

        If during the initial six years of the Cambulos Contract, Harken discovers a field capable of commercial production of oil or gas, the term of the Cambulos Contract will be extended for a period of 22 years from the date of such commercial discovery. Upon a commercial discovery and at the initiation of production from the commercial field, Harken will be reimbursed by Ecopetrol for 50% of all seismic costs and dry well costs incurred prior to the point at which a declaration of a commercial discovery is made in addition to being reimbursed for 50% of its successful direct exploratory well costs expended up to the point of declaration of a commercial discovery. Production from a commercial discovery will be allocated as follows: Ecopetrol, on behalf of the Colombian government, will receive a 20% royalty interest in all production, and all production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Harken until cumulative production from all fields in the Cambulos acreage reaches 60 million barrels of oil, after which Ecopetrol's share of production will increase progressively to 75% and Harken's share will decrease progressively to 25% determined by a formula based on Harken's recovery of its total expenditures under the Cambulos Contract. After a declaration of a commercial discovery, Harken and Ecopetrol will be responsible for all future development costs and operating expenses in direct proportion to their interest in production.

        Harken plans to drill its first exploratory well on the Cambulos Contract area in the early fall of 1997.

        Bolivar Contract -- In May 1996, Harken de Colombia, Ltd. signed an additional Association Contract (the "Bolivar Contract") with Ecopetrol, covering the Bolivar Contract area. Under the Bolivar Contract, Harken has acquired the exclusive rights to conduct exploration activities in the Bolivar Contract area, which covers approximately 250,000 acres in the Northern Middle Magdalena Valley of Central Colombia.

        During the first two years of this Bolivar Contract, Harken's work program will consist of preparing an engineering study of the Buturama and Totumal fields located on and adjacent to this acreage, the reprocessing of 350 kilometers of existing seismic data and the acquisition of 100 kilometers of new seismic data on this contract area. During each of the third through the sixth contract years, Harken may elect to continue the contract by committing to the drilling of at least one well during each contract year. The production sharing arrangements under the Bolivar Contract are substantially similar to those under the Cambulos Contract.

        Harken intends to drill its first exploratory well on the Bolivar Contract area in the summer of 1997.

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

        Other -- Harken leases its corporate and certain other office space and certain field operating offices. Total office and operating lease expense during 1994, 1995 and 1996 was $510,000, $442,000 and $359,000, respectively. Future minimum rental payments required under all leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1996, net of sublease arrangements, are as follows:

     Year                                                    Amount
---------------                                             ---------
1997                                                        $     301
1998                                                              271
1999                                                              271
2000                                                                4
2001                                                               --
Thereafter                                                         --
                                                            ---------

   Total minimum payments required                          $     847
                                                            =========

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

        Texaco, the plant's operator, received a letter from the EPA dated July 21, 1991 and a subsequent letter dated June 8, 1992, in which the EPA requested certain information in order to determine if there had been at the Aneth Gas Plant the release of hazardous substances to the environment. Texaco has advised HSW that certain information was supplied to the EPA pursuant to this request. Subsequently, core samples in and around certain pit areas were taken by the EPA and Texaco jointly and a Phase II environmental investigation was undertaken. A closure plan is being negotiated with the EPA.

        The prior owner of the Aneth Gas Plant facility, El Paso Natural Gas, has agreed to accept financial responsibility for a portion of the remediation work. Texaco and the other current plant owners, including HSW, have entered into a formal agreement with the prior owner to allocate costs between remediation work that is mandated by the EPA and other remediation work that is determined to be carried out by the parties. The prior owner will bear approximately 86% of the costs of mandated remediation as well as certain other related expenses. The prior owner will not be responsible for other remediation work that does not fall within the mandated category. At this time, however, it is impossible for HSW to accurately estimate the costs of the cleanup at the Aneth Gas Plant facility or the amount of such total costs the indemnification from the prior owner will cover for the mandated remediation work. Harken has accrued a contingency reserve of $219,000 at December 31, 1996 for management's best estimate of its share of remediation expenditures.

        Harken has accrued approximately $1,605,000 at December 31, 1996 relating to other operational or regulatory contingent liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including the guarantee of certain lease obligations of a former subsidiary, which in management's opinion, will not result in significant loss exposure to Harken.

        Search Acquisition Corp., a wholly-owned subsidiary of Harken, has been named as a defendant in a lawsuit by certain parties. On February 28, 1996, the court granted Search Acquisition's motion for summary judgement. Petrochemical has appealed the decision of the trial court to the Texas Fifth District Court of Appeals. Although the ultimate outcome of this litigation is uncertain, Harken believes that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken's financial condition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          See "Item 1. Business" above for a discussion of the Executive Officers of Harken. Reference is made to the material under the caption "Election of Directors" in the Registrant's definitive Proxy Statement to be filed on or before April 30, 1997 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in June 1997, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        Reference is made to the material under the caption "Compensation of Executive Officers" in the Registrant's definitive Proxy Statement to be filed on or before April 30, 1997 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in June 1997, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

        Reference is made to the material under the caption "Ownership of Common Stock" in the Registrant's definitive Proxy Statement to be filed on or before April 30, 1997 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in June 1997, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Reference is made to the material under the caption "Certain Transactions" in the Registrant's definitive Proxy Statement to be filed on or before April 30, 1997 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in June 1997, which is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)    The following documents are filed as a part of this report:

       (1) Financial Statements included in PART II of this report:

                                                                                           PAGE
                                                                                           ----
           Harken Energy Corporation and Subsidiaries
           -- Report of Independent Public Accountants...................................    30
           -- Selected Financial Information and Other Data for the five years ended
               December 31, 1996.........................................................    18
           -- Consolidated Balance Sheets -- December 31, 1995 and 1996..................    31
           -- Consolidated Statements of Operations for the three years ended
                 December 31, 1996 ......................................................    32
           -- Consolidated Statements of Stockholders' Equity for the three years ended
                 December 31, 1996.......................................................    33
           -- Consolidated Statements of Cash Flows for the three years ended
                 December 31, 1996.......................................................    34
           -- Notes to Consolidated Financial Statements.................................    35

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

       3.5 Amendments to the Certificate of Incorporation of Harken Energy Corporation.

       3.6      Bylaws of Harken Energy Corporation, as amended (filed as
                Exhibit 3.2 to Harken's Annual Report on Form 10-K for fiscal year ended December 31, 1989, File No. 0-9207, and incorporated by reference herein).

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

       10.7 Litigation, Indemnification and Contribution Agreement among Harken, E-Z Serve, and Harken Marketing Company (filed as
                Exhibit 10.56 to the Registration Statement on Form S- 1, of E-Z Serve and Tejas (Registration No. 33-37141), and incorporated by reference herein).

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

       10.12    Agreement dated and effective October 22, 1992, among Donald
                W. Raymond, Harvey V. Risien, Jr., Chuska Energy Company and Western Gas Resources, Inc. (filed as Exhibit 10.41 to Harken's Registration Statement on Form S-4 (Registration No. 33-56964), and incorporated by reference herein).

       10.13 Gas processing Agreement between Western Processing, Ltd. and Chuska Energy Company dated June 29, 1989 (filed as Exhibit
                10.44 to Harken's Registration Statement of Form S-4 (Registration No. 33-56964), and incorporated by reference herein).

       10.14 Association Contract (Cambulos), dated September 17, 1995, and effective as of November 17, 1995, by and between Harken de Colombia, Ltd., and Empresa Colombiana de Petroleos (filed as
                Exhibit 10.1 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, File No. 0-9207, and incorporated by reference herein).

       10.15 Development Finance Agreement, dated October 12, 1995, by and among Harken Energy Corporation, Arbco Associates L.P., Offense Group Associates L.P., Kayne Anderson Nontraditional Investments L.P. and Opportunity Associates L.P. (filed as Exhibit 10.2 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, File No. 0-9207, and incorporated by reference herein).

       10.16 Harken Energy Corporation's 1993 Stock Option and Restricted Stock Plan (filed as Exhibit 4.3 to Harken's Registration Statement on Form S-8, and incorporated by reference herein).

       10.17 Harken Energy Corporation's Directors Stock Option Plan (filed as Exhibit 4.3 to Harken's Registration Statement on Form S-8, and incorporated herein by reference).

       10.18 Trust Indenture dated July 30, 1996, by and between Harken and Marine Midland Bank plc (filed as Exhibit 10.1 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, and incorporated herein by reference).

       10.19 Placing Agreement dated July 19, 1996, by and between Harken and the various signatories thereto (filed as Exhibit 10.2 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, and incorporated herein by reference).

       10.20 Global Temporary Note dated July 30, 1996 issued by Harken in the principal amount of $40,000,000 (filed as Exhibit 10.3 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, and incorporated herein by reference).

       10.21 Association Contract (Bolivar) by and between Harken de Colombia, Ltd. and Empresa Colombia de Petroleos (filed as
                Exhibit 10.4 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, and incorporated herein by reference).

       10.22 Harken Energy Corporation 1996 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 10.1 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, and incorporated herein by reference).

       22       Subsidiaries of Harken.

       24       Power of Attorney.

       27       Financial Data Schedule.

(b)    Reports on Form 8-K

       The registrant filed a Current Report on Form 8-K dated July 10, 1996 (Item 2) to report the acquisition of the EnerVest Properties.

       The registrant filed a Current Report on Form 8-K dated July 31, 1996 (Item 5) to report the issuance of the 6 1/2% European Notes.

                                   SIGNATURES

       Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irving, State of Texas, on March 11, 1997.

       HARKEN ENERGY CORPORATION


                                      *
       -------------------------------------------------------------------------
       Mikel D. Faulkner, Chairman of the Board and Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                       Title                       Date
-----------------------  -----------------------------------  --------------


             *           Chairman of the Board and Chief      March 11, 1997
-----------------------  Executive Officer (Principal
Mikel D. Faulkner        Executive Officer)


             *           President and Chief Operating        March 11, 1997
-----------------------  Officer and Director
Richard H. Schroeder


/s/ Bruce N. Huff        Senior Vice President; Chief         March 11, 1997
-----------------------  Financial Officer and Director
Bruce N. Huff            (Principal Accounting Officer and
                         Principal Financial Officer)


             *           Director                             March 11, 1997
-----------------------
Michael M. Ameen, Jr.

            *
---------------------
Michael R. Eisenson         Director               March 11, 1997


            *
---------------------
Hobart A. Smith             Director               March 11, 1997


            *
---------------------
Donald W. Raymond           Director               March 11, 1997


            *
---------------------
Gary B. Wood                Director               March 11, 1997



*Bruce N. Huff, by signing his name hereto, does hereby sign this Annual Report on Form 10-K for the year ended December 31, 1996 on behalf of Harken Energy Corporation and each of the above-named officers and directors of such Company pursuant to powers of attorney, executed on behalf of the Company and each officer and director.




/s/ Bruce N. Huff
-----------------------
Bruce N. Huff,
Attorney-in-Fact

                                 EXHIBIT INDEX

Exhibit -- Description

3.5     Amendments to the Certificate of Incorporation of Harken Energy
        Corporation

22      Subsidiaries of Harken

24      Power of Attorney

27      Financial Data Schedule