Form 10-Q
period 1997-03-31
HARKEN ENERGY CORP
filed 1997-05-12
CIK 313478

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

       |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

       | |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM            TO
                                                -----------  -----------

                         COMMISSION FILE NUMBER 0-9207

                           HARKEN ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                                          95-2841597
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

     5605 N. MACARTHUR BLVD., SUITE 400                         75038
            IRVING, TEXAS                                     (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code (972) 753- 6900


       INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO[ ]

       The number of shares of Common Stock, par value $0.01 per share, outstanding as of April 30, 1997 was 104,698,246.

================================================================================

                           HARKEN ENERGY CORPORATION
                           INDEX TO QUARTERLY REPORT
                                 MARCH 31, 1997






                                                                                   PAGE
PART I. FINANCIAL INFORMATION

     Item 1.        Condensed Financial Statements

                    Consolidated Condensed Balance Sheets..........................  4

                    Consolidated Condensed Statements of Operations................  5

                    Consolidated Condensed Statements of Stockholders' Equity......  6

                    Consolidated Condensed Statements of Cash Flow.................  7

                    Notes to Consolidated Condensed Financial Statements ..........  8


     Item 2.        Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...................................... 19


PART II.            OTHER INFORMATION

                    Notes Concerning Other Information............................. 25

SIGNATURES          ............................................................... 27

                         PART I - FINANCIAL INFORMATION

                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (unaudited)

                                                               DECEMBER 31,       MARCH 31,
                                                                  1996              1997
                                                              -------------    -------------
     ASSETS
Current Assets:
   Cash and temporary investments .........................   $   9,855,000    $  26,077,000
   Cash in European segregated accounts ...................      37,662,000       21,531,000
   Accounts receivable, net ...............................       2,058,000        2,016,000
   Prepaid expenses and other current assets ..............         263,000          415,000
                                                              -------------    -------------
         Total Current Assets .............................      49,838,000       50,039,000

Property and Equipment, net ...............................      70,035,000       77,238,000

Other Assets, net .........................................       3,127,000        1,992,000
                                                              -------------    -------------
                                                              $ 123,000,000    $ 129,269,000
                                                              =============    =============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Trade  payables ........................................   $   1,272,000    $   1,726,000
   Accrued liabilities and other ..........................       3,889,000        3,294,000
   Revenues and royalties payable .........................         900,000          821,000
                                                              -------------    -------------
         Total Current Liabilities ........................       6,061,000        5,841,000

European Convertible Notes Payable ........................      38,600,000       24,550,000

Commitments and Contingencies (Note 9)

Stockholders' Equity:
   Common stock, $0.01 par value; 150,000,000 shares
     authorized; 93,862,266 and 103,158,246 shares issued,
     respectively .........................................         939,000        1,032,000
   Additional paid-in capital .............................     171,191,000      190,176,000
   Retained deficit .......................................     (92,401,000)     (92,330,000)
   Treasury stock, 400,896 shares held at December 31, 1996      (1,390,000)            --
                                                              -------------    -------------
         Total Stockholders' Equity .......................      78,339,000       98,878,000
                                                              -------------    -------------
                                                              $ 123,000,000    $ 129,269,000
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

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                              ----------------------------
                                                  1996            1997
                                              ------------    ------------
Revenues:
   Oil and gas operations .................   $  1,997,000    $  3,680,000
   Interest and other income ..............        344,000         571,000
                                              ------------    ------------
                                                 2,341,000       4,251,000
                                              ------------    ------------
Costs and Expenses:
   Oil and gas operating expenses .........        760,000       1,239,000
   General and administrative expenses, net        817,000       1,334,000
   Depreciation and amortization ..........        627,000       1,091,000
   Interest expense and other .............        433,000         519,000
                                              ------------    ------------
                                                 2,637,000       4,183,000
                                              ------------    ------------

     Income (loss) before income taxes ....       (296,000)         68,000

Income tax expense ........................           --              --
                                              ------------    ------------

     Net income (loss) ....................   $   (296,000)   $     68,000
                                              ============    ============


Income (loss) per common share:

     Net income (loss) ....................   $      (0.00)   $       0.00
                                              ============    ============

Weighted average shares outstanding .......     75,151,824     100,033,496
                                              ============    ============








     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (unaudited)




                                                           ADDITIONAL
                                              COMMON         PAID-IN       RETAINED       TREASURY
                                              STOCK          CAPITAL       DEFICIT          STOCK
                                           ------------   ------------   ------------    ------------
Balance, December 31, 1995 .............   $    759,000   $136,435,000   $(92,047,000)   $ (4,997,000)
 Issuance of common stock, net .........         90,000     22,090,000           --         3,607,000
 Conversions of European notes payable .         90,000     12,666,000           --              --
 Equity adjustment from foreign currency
    translation ........................           --             --          (13,000)           --
 Net loss ..............................           --             --         (341,000)           --
                                           ------------   ------------   ------------    ------------

Balance, December 31, 1996 .............        939,000    171,191,000    (92,401,000)     (1,390,000)
 Issuance of common stock, net .........         40,000      7,376,000           --              --
 Conversions of European notes payable .         53,000     11,609,000           --         1,390,000
 Equity adjustment from foreign
 currency translation ..................           --             --            3,000            --
 Net income ............................           --             --           68,000            --
                                           ------------   ------------   ------------    ------------
Balance, March 31, 1997 ................   $  1,032,000   $190,176,000   $(92,330,000)   $       --
                                           ============   ============   ============    ============





   The accompanying Notes to Consolidated Condensed Financial Statements are
                     an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                  ----------------------------
                                                                                      1996            1997
                                                                                  ------------    ------------
Cash flows from operating activities:
   Net income (loss) ..........................................................   $   (296,000)   $     68,000
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Depreciation and amortization .........................................        627,000       1,091,000
        Loss on sales of assets and other .....................................         19,000            --
        Accretion of note payable .............................................        234,000            --
        Amortization of European note issuance costs ..........................        122,000         166,000


     Change in assets and liabilities:
        Decrease in accounts receivable .......................................        124,000          42,000
        Decrease in trade payables and other ..................................       (369,000)       (478,000)
                                                                                  ------------    ------------
          Net cash provided by operating activities ...........................        461,000         889,000
                                                                                  ------------    ------------

Cash flows from investing activities:
   Proceeds from sales of assets ..............................................        167,000            --
   Investor advances ..........................................................      1,000,000       2,623,000
   Capital expenditures, net ..................................................     (1,935,000)     (5,394,000)
                                                                                  ------------    ------------
          Net cash used in investing activities ...............................       (768,000)     (2,771,000)
                                                                                  ------------    ------------

Cash flows from financing activities:
   Transfer from segregated account cash ......................................        800,000      15,295,000
   Proceeds from issuances of common stock, net of issuance costs .............      1,289,000       2,051,000
   Repayment of notes payable and long-term obligations .......................       (926,000)           --
   Investment in segregated account cash, net .................................       (125,000)        758,000
                                                                                  ------------    ------------
          Net cash provided by financing activities ...........................      1,038,000      18,104,000
                                                                                  ------------    ------------

Net increase in cash and temporary investments ................................        731,000      16,222,000
Cash and temporary investments at beginning of period .........................      4,456,000       9,855,000
                                                                                  ------------    ------------
Cash and temporary investments at end of period ...............................   $  5,187,000    $ 26,077,000
                                                                                  ============    ============

Supplemental disclosures of cash flow information:
  Cash paid during the quarter for:
     Interest .................................................................   $     26,000    $       --
     Income taxes .............................................................           --              --









   The accompanying Notes to Consolidated Condensed Financial Statements are
                     an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            MARCH 31, 1996 AND 1997
                                  (unaudited)


(1)      MANAGEMENT'S REPRESENTATIONS

         In the opinion of Harken Energy Corporation ("Harken"), the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 1996 and March 31, 1997 and the results of its operations and changes in its cash flows for all periods presented as of March 31, 1996 and 1997. These adjustments represent normal recurring items.

         The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations, although Harken believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Harken's Form 10-K for the year ended December 31, 1996.

         The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

(2)      ACQUISITIONS

         Acquisition of EnerVest Properties - On July 10, 1996 Harken, along with Harken Exploration, a wholly- owned subsidiary, purchased working interests in certain producing oil and gas properties located in the Magnolia region of Arkansas and in the Carlsbad region of New Mexico (the "EnerVest Properties") from EnerVest Acquisition-II Limited Partnership ("EnerVest"). The purchase price of approximately $15,200,000, plus the assumption of certain operational liabilities relating to these properties, was paid in the form of $5,000,000 cash paid at closing, 1,550,000 shares of Harken common stock which were issued following closing, and 1,400,000 shares of Harken common stock which were issued in March 1997. Harken also issued to EnerVest warrants to purchase, over a period of three years from closing, 300,000 restricted shares of Harken common stock at an exercise price of $2.75 per share. The agreement initially included adjustment provisions pursuant to which Harken was to be obligated to issue additional shares of Harken common stock if the seller did not realize at least $10,200,000 from the sale of all shares of Harken common stock issued to the seller. In addition, the seller was to maintain a lien on these properties until such time as it had received or recognized approximately $7,000,000 in proceeds from the sales of all shares of Harken common stock it received. This initial contingent issuance of shares of Harken common stock and the lien on the properties were eliminated with the March 1997 issuance of the 1,400,000 shares of Harken common stock.

         Acquisition of Additional Four Corners Property Interests - During the second quarter of 1996, Harken acquired additional interests in its oil and gas operations in the Four Corners area of Arizona, Utah and New Mexico (the "Four Corners Properties") which resulted in Harken increasing its ownership in the Navajo Reservation reserves, exploration acreage, development drilling locations and the Aneth Gas Plant. The acquisition of the sellers' interest raised Harken's total interest in the Four Corners Properties from approximately 82% to approximately 94% of Harken's total operated interest. The consideration consisted of $338,000 cash plus the issuance of approximately 509,000 shares of restricted Harken common stock. Harken also assumed certain liabilities of the seller relating to the property interests.

(3)      PROPERTY AND EQUIPMENT

         A summary of property and equipment follows:

                                                                    DECEMBER 31,      MARCH 31,
                                                                        1996            1997
                                                                    ------------    ------------
         Oil and gas properties--
         Unevaluated international properties not being amortized   $  3,656,000    $  5,032,000
         Unevaluated domestic properties not being amortized ....      6,610,000       6,643,000
         Evaluated international properties not being amortized .      5,802,000      11,663,000
         Evaluated domestic properties being amortized ..........     60,188,000      61,013,000
         Gas plant and other property ...........................      7,500,000       7,713,000
         Less accumulated depreciation and amortization .........    (13,721,000)    (14,826,000)
                                                                    ------------    ------------
                                                                    $ 70,035,000    $ 77,238,000
                                                                    ============    ============

(4)      COLOMBIAN OPERATIONS

         Alcaravan Contract -- During the third quarter of 1992, Harken de Colombia, Ltd., a wholly-owned subsidiary of Harken, was awarded the exclusive right to explore for, develop and produce oil and gas throughout the Alcaravan area of Colombia. The Alcaravan area is located in Colombia's Llanos Basin and is located approximately 140 miles east of Santafe De Bogota. Harken and Empresa Colombiana de Petroleos ("Ecopetrol") have entered into an Association Contract (the "Alcaravan Contract") which currently requires Harken to conduct a seismic and exploratory drilling program on approximately 210,000 acres in the Alcaravan area during the initial six years of the Alcaravan Contract. At the end of each of the first six years of the Alcaravan Contract, Harken has the option to withdraw from the Alcaravan Contract or to commit to the next year's work requirements. If during the initial six years of the Alcaravan Contract, Harken discovers one or more fields capable of producing oil or gas in quantities that are economically exploitable and Ecopetrol agrees that such field is economically exploitable (a "commercial discovery"), the term of the Alcaravan Contract will be extended for a period of 22 years from the date of such commercial discovery. Harken has completed all work requirements for the first three years of the Alcaravan Contract.

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

         During 1996, Harken renegotiated certain terms of the Alcaravan Contract with Ecopetrol and amended the original contract to provide for an extension of time to fulfill the work requirements corresponding to the third contractual year of the Alcaravan Association Contract. The amended third year contractual work obligations required Harken to drill one exploratory well and return approximately 40% of the original acreage contracted. Harken spudded the Estero #1 exploratory well located on the Palo Blanco prospect within the Alcaravan area in early February 1997, and drilled to a depth of 8,608 feet to test the Carbonera, Mirador, Guadalupe, Gacheta and Ubaque formations, thus satisfying the third year requirements of the Alcaravan Association Contract. Initial production testing of the Ubaque formation of the Estero #1 well, produced with an electric submersible pump, indicated a rate of 4,116 barrels of oil per day. This production rate was limited by the capacity of the submersible pump and surface storage facilities at the location. Harken is currently awaiting approval by Ecopetrol to initiate trucking operations to produce and sell crude oil throughout the rainy season in the Llanos Basin of Colombia. Harken is also completing studies to determine appropriate pipeline connections to efficiently produce this field.

         During September 1996, Harken de Colombia, Ltd. entered into an operating agreement (the "Rochester Agreement") with Rochester Minerals, Inc. ("Rochester", a Canadian corporation) pursuant to which Rochester agreed to pay 331/3% of the aggregate costs of the initial well to be drilled on the Palo Blanco prospect, the Estero #1 well, in conjunction with a non-refundable project contribution of $500,000. In exchange, Rochester, upon its full performance, will acquire a beneficial interest equal to 25% of the interest held by Harken de Colombia, Ltd. in the Alcaravan contract, except as it relates to the area around the Alcaravan #1. In April 1997, Rochester committed to pay 25% of the aggregate costs related to the second well to be drilled on the Palo Blanco prospect, the Estero #2, and the initial well to be drilled on the Anteojos prospect. In exchange, Rochester will acquire a beneficial interest equal to 25% of the interest for each of these wells held by Harken de Colombia, Ltd. Both of these wells are scheduled to be spud in early 1998.

     In January 1997, Harken de Colombia, Ltd. entered into a financing agreement ("the Parkcrest Financing Agreement") with Parkcrest Explorations, Ltd. ("Parkcrest", a Canadian corporation) which covers the Palo Blanco prospect, and includes options on additional prospects, all located within the Alcaravan Contract area. Under the terms of the Parkcrest Financing Agreement, Parkcrest paid a project fee of $250,000 to Harken and prepaid 331/3% of the estimated drilling and completion costs of the initial well to be drilled on the Palo Blanco prospect in exchange for a beneficial interest equal to 25% of the interest held by Harken de Colombia, Ltd. in the Palo Blanco prospect.

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

     During the first year of the Bocachico Contract, Harken conducted seismic activities on the lands covered by this contract. During each of the second through the sixth contract years, Harken may elect to continue the contract by committing to the drilling of at least one exploratory well during each contract year.

     On January 19, 1995, Harken committed to drill a well under the Bocachico Contract, and thereby extended the Bocachico Contract into its second year. Harken spudded its first well on this Bocachico Contract area, named the Torcaz #2 well, on July 18, 1996. This well was completed and initially tested at the rate of 635 barrels per day. Harken has encountered numerous mechanical problems with the down-hole submersible electric pump compounded by apparent reservoir formation damage which may have occurred in the completion process. Harken will be carrying out recompletion efforts on this well as well as further remedial work after the drilling of the Torcaz #3 well.

     On February 27, 1996, Harken committed to the drilling of a second well thereby extending the Bocachico Contract into its third year and in May 1997 received an extension of the third year of the Bocachico Contract to July 5, 1997 to complete this second well. Harken announced in late April 1997 that drilling operations had begun on the Torcaz #3 well, which is expected to reach a depth of approximately 8,000 feet and will take approximately 30 days to drill and an additional 30 days to test and evaluate. The well is expected to test two oil-prone zones prevalent in the Middle Magdalena Basin: the Mugrosa and Esmeralda formations. Harken has further currently identified eight additional potential well locations and has filed applications for environmental permits on two additional well locations within the Bocachico Contract area.

     In October 1995, Harken entered into a Development Finance Agreement (the "Rio Negro Development Finance Agreement") with Arbco Associates L.P., Offense Group Associates L.P., Kayne Anderson Nontraditional Investments L.P. and Opportunity Associates L.P. (collectively, the "Rio Negro Investors"), pursuant to which the Rio Negro Investors agreed to provide up to $3,500,000 to Harken to finance drilling on the Rio Negro prospect in the Bocachico Contract area in exchange for the right to receive future payments from Harken equal to 40% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from the Rio Negro prospect (the "Participation"). Pursuant to the Rio Negro Development Finance Agreement, Harken is obligated to drill two wells on the Rio Negro prospect. The drilling of the Torcaz #3 well will fulfill this commitment by Harken.

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

         In March 1997, Harken and the Rio Negro Investors entered into a Conversion Agreement whereby Harken purchased 75% of the Participation relating to the Rio Negro Development Finance Agreement in exchange for 900,000 restricted shares of Harken common stock to be issued within 30 days following closing. With respect to the remaining 25% interest held by the Rio Negro Investors, the Rio Negro Development Finance Agreement was not modified by the Conversion Agreement.

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

         During the first two years of the Cambulos Contract, Harken is required to conduct geologic studies on the lands covered by this contract, including reprocessing of at least 400 kilometers of existing seismic data and the acquisition of at least 90 kilometers of new seismic data. As of March 31, 1997, Harken has completed a preliminary environmental study for the Cambulos Contract area and is currently conducting the obligatory work program required during the first two years of the Cambulos Association contract. During each of the third through the sixth contract years, Harken may elect to continue the contract by committing to the drilling of at least one exploratory well during each contract year.

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

         Subject to rig availability and receipt of all necessary permits, Harken plans to drill its first exploratory well on the Cambulos Contract area in the fall of 1997.

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

         During the first two years of the Bolivar Contract, Harken's work program will consist of preparing an engineering study of the Buturama and Totumal fields located on and adjacent to this acreage, the reprocessing of 350 kilometers of existing seismic data and the acquisition of 100 kilometers of new seismic data on this contract area. During each of the third through the sixth contract years, Harken may elect to continue the contract by committing to the drilling of at least one exploratory well during each contract year. The production sharing arrangements under the Bolivar Contract are substantially similar to those under the Cambulos Contract.

         Subject to rig availability and receipt of all necessary permits, Harken intends to drill its first exploratory well on the Bolivar Contract area in the summer of 1997.

(5)      EUROPEAN CONVERTIBLE NOTES PAYABLE

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

         On July 30, 1996, Harken issued to qualified purchasers a total of $40 million in 6 1/2% Senior Convertible Notes (the "6 1/2% European Notes") which mature on July 30, 2000. In connection with the sale and issuance of the 6 1/2% European Notes, Harken paid approximately $3,142,000 from the 6 1/2% European Note proceeds for commissions and issuance costs. Interest incurred on these notes is payable semi-annually in January and July of each year to maturity or until the 6 1/2% European Notes are converted. Such 6 1/2% European Notes are convertible at any time by the holders into shares of Harken common stock at a conversion price of $2.50 per share ("the 6 1/2% European Note Conversion Price"). The 6 1/2% European Notes are also convertible by Harken into shares of Harken common stock after one year following issuance, if for any period of thirty consecutive days commencing on or after November 28, 1996, the closing price of Harken common stock for each trading day during such period shall have equaled or exceeded 135% of the 6 1/2% European Note Conversion Price (or $3.375 per share of Harken common stock). In February 1997, Harken gave notice as required under the Trust Indenture that it had met the market price criteria necessary to call for mandatory conversion of the 6 1/2% European Notes, therefore, at any time after July 30, 1997, Harken is able to convert the 6 1/2% European Notes into shares of Harken common stock. Harken intends to mandatorily convert all unconverted 6 1/2% European Notes into shares of Harken common stock on July 31, 1997.

         Upon closing, all proceeds from the sale of the 6 1/2% European Notes were initially paid to a Trustee under the terms of a Trust Indenture and held in separate interest bearing Trust accounts (the "Segregated Accounts") to be maintained for Harken's benefit, until the Trustee is presented with evidence of sufficient asset value, as defined in the Trust Indenture, held by Harken to permit an advance of a portion of the proceeds. Until all of the 6 1/2% European Notes are converted, Harken must maintain an Asset Value Coverage Ratio equal to or greater than 1:1 which is calculated as the ratio of (i) the sum of (x) 100% of the aggregate amount of Harken's cash on deposit in the Segregated Accounts plus (y) 60% of the aggregate amount of Harken's marketable securities plus (z) 50% of the net present value of Harken's domestic unencumbered total proved reserves of which at least 75% thereof must be proved developed producing reserves to (ii) the aggregate outstanding principal amount of the 6 1/2% European Notes. Upon a conversion, any proceeds attributable to the 6 1/2% European Notes converted which remain in the Segregated Accounts may be withdrawn by Harken without regard to the asset value then existing.

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

         During the last half of 1996, holders of 6 1/2% European Notes totaling $1,400,000 exercised their conversion option and such holders were issued 560,000 shares of Harken common stock. During the first quarter of 1997, holders of 6 1/2% European Notes totaling $14,050,000 exercised their conversion option and such holders were issued 5,620,000 shares of Harken common stock. Subsequent to March 31, 1997, and as of April 30, 1997, holders of 6 1/2% European Notes totaling an additional $3,600,000 exercised their conversion option, which has resulted in the additional issuance of 1,440,000 shares of Harken common stock.

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

         All Segregated Account cash is reflected as a current asset at December 31, 1996, and March 31, 1997 as Harken has the intent and ability to convert all outstanding 6 1/2% European Notes to Harken common stock prior to December 31, 1997. During March 1997, Harken transferred approximately $15.3 million of 6 1/2% European Note proceeds from the Segregated Accounts to Harken's operating cash account due to the conversions of the 6 1/2% European Notes. The initial cash proceeds from the issuance of the European Notes are not included in the Statement of Cash Flows because the proceeds are not considered to be cash equivalents. Transfers of proceeds from the Segregated Accounts are included in cash flows from financing activities in the accompanying consolidated statements of cash flows.

(6)      STOCKHOLDERS' EQUITY

         Common Stock -- Harken currently has authorized 150,000,000 shares of $.01 par common stock. At December 31, 1996 and March 31, 1997, Harken had issued 93,862,266 and 103,158,246 shares, respectively. Harken held 400,896 shares as treasury stock at a cost of $1,390,000 at December 31, 1996.

        Acquisition of Additional Four Corners Property Interests -- In April 1996, Harken acquired an additional interest in the Four Corners Properties in exchange for, among other consideration, 509,000 restricted shares of Harken common stock. See Note 2 -- Acquisitions for further discussion.

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

         In July 1996, Harken issued to qualified purchasers a total of $40 million in 6 1/2% European Notes which mature on July 30, 2000. The 6 1/2% European Notes are convertible under certain terms into approximately 16,000,000 shares of Harken common stock. During the last half of 1996, holders of 6 1/2% European Notes totaling $1,400,000 exercised their conversion option and such holders were issued 560,000 shares of Harken common stock. During the first quarter of 1997, holders of 6 1/2% European Notes totaling $14,050,000 exercised their conversion option and such holders were issued 5,620,000 shares of Harken common stock, a portion of which had been held as treasury shares. Subsequent to March 31, 1997, and as of April 30, 1997, additional holders of 6 1/2% European Notes totaling $3,600,000 exercised their conversion option, which has resulted in the additional issuance of 1,440,000 shares of Harken common stock. In February 1997, Harken gave notice as required under the Trust Indenture that it had met the market price criteria necessary to call for mandatory conversion of the 6 1/2% European Notes (see Note 5 -- European Convertible Notes Payable for further discussion), therefore, at any time after July 30, 1997, Harken is able to convert the 6 1/2% European Notes into shares of Harken common stock. Harken intends to mandatorily convert all unconverted 6 1/2% European Notes into shares of Harken common stock on July 31, 1997.

         In connection with the issuance of the 6 1/2% European Notes, Harken issued to the placement agents for the 6 1/2% European Notes certain non-registered non-transferrable stock purchase warrants to purchase 1,280,000 shares of Harken common stock which are currently exercisable by the holders thereof at any time on or before July 31, 1999 at an exercise price of $2.50 per share.

         Private Placements of Common Stock -- In March 1996, Harken received $1,289,000 related to the sale of 1,040,000 shares of Harken common stock previously held as treasury stock. In connection with certain of these placements, Harken issued to certain financial advisors warrants to purchase an aggregate total of 410,000 shares of Harken common stock at an average exercise price of $1.71 per share.

         Acquisition of EnerVest Properties - On July 10, 1996, Harken Exploration acquired the EnerVest Properties for a purchase price valued at approximately $15,200,000 and the assumption of certain operational liabilities relating to these properties. See Note 2 - Acquisitions for further discussion. The preliminary purchase price consisted of 1,550,000 in shares of Harken common stock issued after closing, $5,000,000 in cash payable at closing, and an additional number of shares of Harken common stock to be issued in the future subject to certain contingencies. Harken also issued to EnerVest warrants to purchase, for a period of three years from closing, 300,000 restricted shares of Harken common stock at an exercise price of $2.75 per share.

         In March 1997, Harken and EnerVest entered into a Resolution and Settlement Agreement whereby in addition to the 1,550,000 shares of Harken common stock previously issued to EnerVest as discussed above, Harken issued 1,400,000 shares of Harken common stock as final consideration for the purchase of the EnerVest Properties. As a result of the Resolution and Settlement Agreement, there are no remaining shares of Harken common stock to be issued and all adjustments or property defects issues were resolved.

         Palo Blanco Development Finance Agreements - In June 1996, Harken, along with Harken de Colombia, Ltd. entered into separate Development Finance Agreements with two investors. Under the terms of the agreements, the two investors agreed to provide an aggregate of $2,500,000 to finance the drilling of a well on the Palo Blanco prospect in the Alcaravan Association Contract area. See Note 4 - Colombian Operations for further discussion of the Alcaravan Association Contract. In return for the $2,500,000, the investors were initially granted a beneficial interest in 40% of the net profits from the Palo Blanco prospect which might have been received by Harken de Colombia, Ltd. In 1996, the investors exercised their rights under the agreement to convert one-half of their beneficial interest into 599,988 shares of restricted Harken common stock. During the first quarter of 1997, the investors exercised their right to convert the remaining portion of their beneficial interest into an additional 599,988 shares of restricted Harken common stock.

         Rio Negro Development Finance Agreement - In March 1997, Harken and the Rio Negro Investors entered into a Conversion Agreement whereby Harken purchased 75% of the Participation relating to the Rio Negro Development Finance Agreement for 900,000 restricted shares of Harken common stock. These shares were issued in April 1997. See Note 4 - Colombian Operations for further discussion of the Rio Negro Development Finance Agreement and the Bocachico Association Contract.

(7)      PER SHARE DATA

         Per share data is based on the weighted average number of common shares outstanding during each period. Common stock equivalents, contingently issuable shares and other potentially dilutive securities are not included in the computation of earnings per share if the effect of inclusion would be antidilutive. For purposes of calculating earnings per share, the unconverted European Convertible Notes discussed above are considered not to be common stock equivalents.

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128") which will be adopted in December 1997. Under SFAS 128, weighted average shares outstanding under basic and diluted earnings per share calculations would have been 97,053,054 and 100,033,496, respectively, for the three months ended March 31, 1997.

(8)      INCOME TAXES

         At March 31, 1997, Harken had available for federal income tax reporting purposes, net operating loss (NOL) carryforward for regular tax purposes of approximately $67,000,000 which expires in 1997 through 2011, alternative minimum tax NOL carryforward of approximately $57,000,000 which expires in 1997 through 2011, investment tax credit carryforward of approximately $857,000 which expires in 1997 through 2002, statutory depletion carryforward of approximately $1,800,000 which does not have an expiration date, and a net capital loss carryforward of approximately $12,400,000 which expires in 2007 through 2011. Approximately $16,000,000 of the net operating loss carryforward has been acquired with the purchase of subsidiaries and must be used to offset future income from profitable operations within those subsidiaries.

         Total deferred tax liabilities, relating primarily to property and equipment, as of March 31, 1997, computed under the provisions of the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", were approximately $3,230,000. Total deferred tax assets, primarily related to the net operating loss carryforward, were approximately $22,624,000 at March 31, 1997. The total net deferred tax asset is offset by the valuation allowance of approximately $19,394,000 at March 31, 1997.

(9)      COMMITMENTS AND CONTINGENCIES

         The Aneth Gas Plant facility, of which Harken Southwest Corporation ("HSW", a wholly-owned subsidiary) is a co-owner, was in operation for many years prior to HSW's becoming an owner. The operations at the Aneth Gas Plant previously used open, unlined drip pits for storage of various waste products. The present plant owners, including HSW, have replaced all of the open ground pits currently being used with steel tanks. The plant owners are currently in the process of closing the open ground pits.

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

         The prior owner of the Aneth Gas Plant facility, El Paso Natural Gas, has agreed to accept financial responsibility for a portion of the remediation work. Texaco and the other current plant owners, including HSW, have entered into a formal agreement with the prior owner to allocate costs between remediation work that is mandated by the EPA and other remediation work that is determined to be carried out by the parties. The prior owner will bear approximately 86% of the costs of mandated remediation as well as certain other related expenses. The prior owner will not be responsible for other remediation work that does not fall within the mandated category. At this time, however, it is impossible for HSW to accurately estimate the costs of the cleanup at the Aneth Gas Plant facility or the amount of such total costs the indemnification from the prior owner will cover for the mandated remediation work. Harken has accrued a contingency reserve of $219,000 at March 31, 1997 for management's best estimate of its share of remediation expenditures.

         Harken has accrued approximately $1,173,000 at March 31, 1997 relating to other operational or regulatory contingent liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including the guarantee of certain lease obligations of a former subsidiary, which in management's opinion, will not result in significant loss exposure to Harken.

         Search Acquisition Corp., a wholly-owned subsidiary of Harken, has been named as a defendant in a lawsuit by certain parties. On February 28, 1996, the court granted Search Acquisition's motion for summary judgment. Petrochemical has appealed the decision of the trial court to the Texas Fifth District Court of Appeals. Although the ultimate outcome of this litigation is uncertain, Harken believes that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken's financial condition.

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)


         Certain statements included in the accompanying condensed financial statements and in the following discussion and analysis of financial condition and results of operation, including statements of Harken management's current expectations, intentions, plans and beliefs, are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934, and are dependent on certain events, risks and uncertainties that may be outside of Harken's control. These forward-looking statements include statements of management's plans and objectives for Harken's future operations and statements of future economic performance, information regarding Colombian drilling schedules, expected or planned production capabilities, Harken's capital budget and future capital expenditures and the sufficiency and availability of capital resources needed to fund such future capital expenditures. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including general economic conditions; the timing of environmental and other necessary administrative permits; the impact of the activities of OPEC and other competitors; the impact of possible geopolitical occurrences world-wide; the results of financing efforts; changes in laws and regulations; capacity, deliverability and supply constraints or difficulties; unforeseen engineering and mechanical or technological difficulties in drilling or working over wells; and other risks described in Harken's filings with the Securities and Exchange Commission.

OVERVIEW

         Harken reported net income for the three months ended March 31, 1997 of $68,000 compared to a net loss of $296,000 for the prior year period. Total revenues increased from approximately $2.3 million during the first quarter of 1996 to approximately $4.3 million for the first quarter of 1997, primarily due to an acquisition consummated in July 1996 that increased Harken's producing properties and oil and gas reserves. Gross profit before depreciation and amortization, general and administrative and interest expenses totaled approximately $2.4 million during the three months ended March 31, 1997 compared to approximately $1.2 million for the prior year period.

         Internationally, Harken announced in March 1997 that the initial production testing of the Ubaque formation of the Estero #1 well within the Palo Blanco prospect of the Alcaravan Contract area which was drilled during the first quarter of 1997, produced with an electric submersible pump, indicated a rate of 4,116 barrels of oil per day. This production rate was limited by the capacity of the submersible pump and surface storage facilities at the location. In addition, Harken announced in late April 1997 that drilling operations had begun on the Torcaz #3 well on the Rio Negro prospect of the Bocachico Contract area. The Torcaz #3 well is expected to reach a depth of approximately 8,000 feet and will take approximately 30 days to drill and an additional 30 days to test and evaluate. The well should test two oil-prone zones prevalent in the Middle Magdalena Basin: the Mugrosa and Esmeralda formations.

                             RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected Harken's earnings and balance sheet during the periods included in the accompanying consolidated financial statements.

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                     -----------------------
EXPLORATION AND PRODUCTION              1996         1997
                                     ----------   ----------
OPERATIONS                                  (UNAUDITED)

REVENUES
  Oil sales revenues                 $1,334,000   $2,160,000
     Oil volumes in barrels              72,000      100,000
     Oil price per barrel            $    18.53   $    21.60
  Gas sales revenues                 $  472,000   $1,307,000
     Gas volumes in mcf                 216,000      394,000
     Gas price per mcf               $     2.19   $     3.32
  Gas plant revenues                 $  191,000   $  213,000

OTHER REVENUES

              Interest income        $  183,000   $  560,000
              Other income           $  161,000   $   11,000

  For the quarter ended March 31, 1997 compared with the corresponding prior period.

  DOMESTIC OPERATIONS

         Gross oil and gas revenues during the first quarter of 1996 and 1997 were generated by Harken's domestic exploration and production operations. During the first quarter of 1997 these domestic operations consisted primarily of the operations in the Four Corners area of Utah, Arizona and New Mexico, primarily on the Navajo Indian Reservation (the "Four Corners Properties"), onshore South Texas, and in the Western and Panhandle regions of Texas, as well as Harken's operations in the Magnolia region of Arkansas and the Carlsbad region of New Mexico, which were acquired as part of the EnerVest Property purchase in July 1996.

         Gross oil revenues increased 62% to $2,160,000 during the first quarter of 1997 compared to $1,334,000 during the first quarter of 1996 primarily due to the additional production volumes added as a result of the acquisition of the EnerVest Properties which contributed approximately $806,000 to first quarter 1997 oil revenues. In addition, Harken benefited from the overall higher prices received per barrel of oil, receiving an average of $21.60 per barrel compared to $18.53 from the prior year period.

         Gross gas revenues increased 177% to $1,307,000 for the three months ended March 31, 1997 compared to $472,000 for the prior year period, again due primarily to the acquisition of the EnerVest Properties consummated in July 1996. The EnerVest Properties contributed approximately $345,000 to first quarter 1997 gas revenues. In addition, Harken received an overall average price of $3.32 per mcf of gas production during the first quarter of 1997 compared to $2.19 per mcf received during the first quarter of 1996. Harken also reflected increased gas production volumes from its Panhandle Properties during the first quarter of 1997 as many of the properties experienced numerous temporary operational curtailments during the first quarter of 1996. Gas produced from the Panhandle Properties, with its associated products, represented 29% of first quarter 1997 gas production and is sold at approximately a 60% premium to posted gas prices in the region as a result of the high BTU content of such gas.

         Oil and gas operating expenses consist of lease operating expenses and gas plant expenses, along with a number of production and reserve based taxes, including severance taxes, property taxes, Utah conservation taxes and Navajo severance and possessory interest taxes. The increase in oil and gas operating expenses compared to the prior year is primarily a result of the above mentioned acquisitions of the EnerVest Properties, which added approximately $250,000 to first quarter 1997 oil and gas operating expenses. First quarter 1997 oil and gas operating expenses decreased, however, as a percentage of oil and gas revenues as compared to the prior year period.

INTEREST AND OTHER INCOME

         Interest and other income increased during the first quarter of 1997 compared to the prior period due to the inclusion during 1997 of approximately $413,000 of interest income earned by Harken on proceeds received from the July 1996 issuance of $40 million of 6 1/2% European Notes. Such proceeds, net of European Notes issuance costs and amounts released and transferred, are maintained and invested in separate interest bearing bank accounts (the "Segregated Accounts").

OTHER COSTS AND EXPENSES

         General and administrative expenses increased from $817,000 for the first quarter of 1996 to $1,334,000 for the first quarter of 1997, primarily as a result of increased personnel and office costs associated with the increased overall operations as well as increased corporate costs. However, first quarter 1997 general and administrative expenses decreased as a percentage of total revenues as compared to the prior year.

         Depreciation and amortization expense increased during the first quarter of 1997 compared to the prior year period consistent with the increased production levels from the acquired oil and gas property interests during 1996. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

         Interest expense and other increased during the first quarter of 1997 compared to the prior year period due to the July 1996 issuance of the 6 1/2% European Notes, which generated interest expense of approximately $352,000 net of amounts of interest capitalized, and approximately $166,000 of amortization of issuance costs associated with the 6 1/2% European Notes. Such amounts were greater than the corresponding costs associated with the 8% European Notes and the $234,000 accretion of interest expense on a note payable which was included in interest expense during the first quarter of 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

         Harken's working capital increased to $43.8 million at December 31, 1996 from $5.6 at December 31, 1995, primarily due to the availability of unrestricted funds held in the Segregated Accounts relating to the $40,000,000 6 1/2% European Notes issued in July 1996 which are convertible into Harken common stock ("Common Stock") at Harken's option beginning July 31, 1997. During the quarter ended March 31, 1997, Harken's working capital increased to $44.2 million, despite continued investment in Harken's Colombian operations. In addition, holders of 6 1/2% European Notes totaling approximately $14 million exercised their conversion options during the first quarter, resulting in $24,550,000 of 6 1/2% European Notes remaining outstanding at March 31, 1997.

         During the first quarter ended March 31, 1997, Harken's cash and temporary investments increased approximately $16.2 million consisting primarily of transfers from the Segregated Accounts of approximately $15.3 million following the conversions of a portion of the 6 1/2% European Notes to Common Stock, proceeds from the exercise of outstanding options and warrants of approximately $2.1 million, and advances received pursuant to the Palo Blanco Development Finance Agreement, Parkcrest Agreement and Rochester Agreement of $2.6 million. Such activity was sufficient to fund capital expenditures of approximately $5.4 million. Cash flow provided by operations during the first quarter of 1997 totaled $889,000.

         Harken believes that cash flow from operations will be sufficient to meet its operating cash requirements in 1997. Harken includes in cash and temporary investments certain balances which are restricted to use for specific project expenditures, collateral or for distribution to outside interest owners and are not available for general working capital purposes.

         In July 1996, Harken significantly improved its available capital resources primarily through the issuance of $40 million of 6 1/2% European Notes, which generated net available proceeds, subject to limitations discussed below, of approximately $36.9 million. All proceeds from the sale of the 6 1/2% European Notes were initially paid at closing to a Trustee pursuant to a Trust Indenture and held in Segregated Accounts to be maintained for Harken's benefit. Such 6 1/2% European Notes mature in July 2000 and are convertible at any time by the holders into shares of Common Stock at a conversion price of $2.50 per share, and are convertible by Harken into shares of Common Stock after one year following issuance, if for any period of thirty consecutive days the closing price of Common Stock for each day during such period shall have equaled or exceeded 135% of the conversion price (or $3.375 per share of Common Stock). In February 1997, Harken gave notice as required under the Trust Indenture that it had met the market price criteria necessary to call for mandatory conversion of the 6 1/2% European Notes, therefore, at anytime after July 30, 1997, Harken has the right to convert the 6 1/2% European Notes into shares of Common Stock. Harken intends to mandatorily convert all unconverted 6 1/2% European Notes into shares of Common Stock on July 31, 1997. As of April 30, 1997, approximately $19 million of the 6 1/2% European Notes had voluntarily converted into Common Stock. In March 1997, Harken transferred approximately $15.3 million of 6 1/2% European Note proceeds from the Segregated Accounts to Harken's operating cash account as a result of these conversions.

         Until all of the 6 1/2% European Notes are converted, the Trust Indenture under which the 6 1/2% European Notes were issued requires Harken to maintain an Asset Value Coverage Ratio, as defined in the Trust Indenture. For a detailed discussion of the 6 1/2% European Notes see "Notes to Consolidated Financial Statements, Note 5 -- European Convertible Notes Payable." As of March 31, 1997, Harken was in compliance with the Asset Value Coverage Ratio test and the amount of net proceeds remaining in the Segregated Accounts that was available based on the Asset Value Coverage Ratio mentioned above was approximately $17.9 million.

         In order for an additional specific amount of proceeds to be released from the Segregated Accounts, Harken must demonstrate that the Asset Value Coverage Ratio test would continue to be met after such release of funds and that no Event of Default with respect to the 6 1/2% European Notes has occurred and is continuing at the date of such release. Such request must be accompanied by an independent reserve engineering report or other independent third party valuation of Harken's unencumbered proved developed producing assets.

         The anticipated timing at which additional funds will be released from the Segregated Accounts prior to August 1997 is dependent upon the timing and magnitude of conversions into Common Stock by the individual noteholders and the amount of Harken's assets which qualify for inclusion in the Asset

Value Coverage Ratio test. After July 30, 1997, the anticipated timing of the release of the Segregated Account funds is based solely on the decision by Harken to convert the 6 1/2% European Notes into Common Stock. Once an amount of proceeds are available to be released from the Segregated Accounts, Harken may submit its request for the transfer of such proceeds at its discretion and according to its capital resource requirements.

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

         Harken's operating strategy includes efforts to find additional opportunities to acquire domestic oil and gas reserves through domestic drilling activities and through merger and acquisitions, in exchange for cash, debt or issuance of Common Stock. In addition to Harken's efforts to develop and acquire domestic oil and gas reserves, Harken continues to be very active in exploration efforts internationally, particularly in Colombia. As of March 31, 1997, Harken's net investment in its Colombian operations has totaled approximately $16.7 million. Terms of each of the Association Contracts entered into between Harken de Colombia, Ltd. and Ecopetrol commit Harken to perform certain activities in accordance with a prescribed timetable. Failure by Harken to perform these activities as required could result in Harken losing its rights under the particular Association Contract, which could potentially have a material adverse effect on Harken's business. For a detailed discussion of each of the Association Contracts entered into between Harken de Colombia, Ltd. and Ecopetrol, see "Notes to Consolidated Financial Statements, Note 4-- Colombian Operations."

         Harken's Colombian exploration program includes drilling to evaluate fourteen currently identified prospects over approximately 150,000 acres. In addition to the drilling program, Harken plans to conduct additional new geologic and engineering studies directed at specific prospect "leads" beginning in 1997 on an additional 125,000 acres in compliance with the various Association Contract work programs.

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

         Harken is continually negotiating with potential industry and financial partners with the objective of farming out a portion of its interests in various Colombian prospects. Under the terms of its existing development and finance agreements, Harken has received commitments from certain industry and financial partners to participate in a percentage of Harken's operations in certain prospects located on the Alcaravan and Bocachico Contract areas. As of April 30, 1997, and pursuant to all of its development and finance agreements, Harken has received a total of approximately $10.6 million of project payments and drilling and completion cost advances used or to be used by Harken in drilling its initial three wells in Colombia. In addition, $5.1 million of such advances were made by venture partners who subsequently elected to convert their interests in the Alcaravan Contract area operation into shares of Common Stock. For a detailed discussion of each of Harken's development and financing arrangements with industry and financial partners, see "Notes to Consolidated Financial Statements, Note 4 - Colombian Operations."

         Domestically, Harken plans to continue development of proved undeveloped reserves on properties with minimal development risk in addition to a continual workover program on producing properties. Harken expects such costs to total approximately $7 million in 1997. The targeted results of these efforts are to increase domestic production and cash flows during 1997. Harken expects that its increased domestic efforts will be completed with minimal planned increases of approximately 10% in general and administrative expenses for 1997 compared to the level of such expenses reflected during the year ended December 31, 1996.

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

         Harken has accrued approximately $1,173,000 at March 31, 1997 relating to operational or regulatory contingent liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including a certain lawsuit and the guarantee of certain lease obligations of a former subsidiary, which in management's opinion, will not result in significant loss exposure to Harken.

                          PART II - OTHER INFORMATION




 Item 1.      Legal Proceedings.
              Search Acquisition Corp. ("Search Acquisition"), a wholly-owned subsidiary of Harken, has been named as a defendant in a lawsuit by Petrochemical Corporation of America and Lorken Investments Corporation (together, "Petrochemical"). This lawsuit arises out of an attempt by Petrochemical to enforce a judgment entered in 1993 against, among other parties, a group of 20 limited partnerships known as the "Odyssey limited partnerships". In 1989, Search Exploration, Inc. ("Search") acquired all of the assets of eight of the 20 Odyssey limited partnerships. Petrochemical claims that Search is liable for payment of the judgment as the successor-in-interest to the eight Odyssey limited partnerships. Search Acquisition was the surviving corporation in the merger with Search.

              On February 28, 1996, the court granted Search Acquisition's motion for summary judgment. Petrochemical has the right to appeal the decision of the trial court. Although the ultimate outcome of this litigation is uncertain, Harken believes that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken's financial condition.

  Item 2.     Changes in Securities.

              Not applicable.

  Item 3.     Default Upon Senior Securities.

              Not applicable.

  Item 4. Submission of Matters to a Vote of Securities Holders. Not applicable.

  Item 5.     Other Information

              Not applicable.

  Item 6.     Exhibits and Reports on Form 8-K.

              (a)   EXHIBIT INDEX
                    Exhibit

                    3.1 Certificate of Incorporation of Harken Energy Corporation as amended (filed as Exhibit 3.1 to Harken's Annual Report on Form 10-K for fiscal year ended December 31,1989, File No. 0-9207, and incorporated by reference herein).

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






                                             Harken Energy Corporation
                                      -----------------------------------------
                                                  (Registrant)







Date:    May 12, 1997
                                      By:    /s/ Bruce N. Huff
                                      -----------------------------------------
                                      Bruce N. Huff, Senior Vice President and
                                              Chief Financial Officer

                              INDEX TO EXHIBITS



                EXHIBIT
                NUMBER        DESCRIPTION
                -------       -----------

                    3.1  Certificate of Incorporation of Harken Energy
                         Corporation as amended (filed as Exhibit 3.1 to Harken's Annual Report on Form 10-K for fiscal year ended December 31,1989, File No. 0-9207, and incorporated by reference herein).

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