Form 10-Q
period 1997-06-30
HARKEN ENERGY CORP
filed 1997-08-11
CIK 313478

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

         |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

         The number of shares of Common Stock, par value $0.01 per share, outstanding as of August 1, 1997 was 115,585,483.

================================================================================

                           HARKEN ENERGY CORPORATION
                           INDEX TO QUARTERLY REPORT
                                 JUNE 30, 1997



                                                                                             PAGE
                                                                                             ----
PART I.       FINANCIAL INFORMATION

     Item 1.        Condensed Financial Statements

                    Consolidated Condensed Balance Sheets.................................       4

                    Consolidated Condensed Statements of Operations.......................       5

                    Consolidated Condensed Statements of Stockholders' Equity.............       6

                    Consolidated Condensed Statements of Cash Flow........................       7

                    Notes to Consolidated Condensed Financial Statements..................       8


     Item 2.        Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.............................................      18


PART II.      OTHER INFORMATION

                    Notes Concerning Other Information....................................      25

SIGNATURES          ......................................................................      28

                         PART I - FINANCIAL INFORMATION

                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (unaudited)





                                                                        DECEMBER 31,      JUNE 30,
                                                                           1996             1997
                                                                       -------------    -------------
ASSETS

Current Assets:
     Cash and temporary investments ................................   $   9,855,000    $  22,624,000
     Cash in European segregated accounts ..........................      37,662,000       86,872,000
     Accounts receivable, net ......................................       2,058,000        1,946,000
     Prepaid expenses and other current assets .....................         263,000          430,000
                                                                       -------------    -------------
          Total Current Assets .....................................      49,838,000      111,872,000

Property and Equipment, net ........................................      70,035,000       81,052,000

Other Assets, net ..................................................       3,127,000        6,990,000
                                                                       -------------    -------------
                                                                       $ 123,000,000    $ 199,914,000
                                                                       =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
     Trade payables ................................................   $   1,272,000    $   1,746,000
     Accrued liabilities and other .................................       3,889,000        4,056,000
     Revenues and royalties payable ................................         900,000          736,000
                                                                       -------------    -------------
          Total Current Liabilities ................................       6,061,000        6,538,000

European Convertible Notes Payable .................................      38,600,000       89,300,000

Commitments and Contingencies (Note 9)

Stockholders' Equity:
     Common stock, $0.01 par value; 150,000,000 shares authorized;
         93,862,266 and 105,358,246 shares issued, respectively ....         939,000        1,054,000
     Additional paid-in capital ....................................     171,191,000      195,292,000
     Retained deficit ..............................................     (92,401,000)     (92,270,000)
     Treasury stock, 440,896 shares held at December 31, 1996 ......      (1,390,000)            --
                                                                       -------------    -------------
          Total Stockholders' Equity ...............................      78,339,000      104,076,000
                                                                       -------------    -------------
                                                                       $ 123,000,000    $ 199,914,000
                                                                       =============    =============

  The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                ---------------------------   ----------------------------
                                                    1996           1997           1996            1997
                                                ------------   ------------   ------------    ------------
Revenues:
     Oil and gas operations .................   $  2,388,000   $  3,164,000   $  4,385,000    $  6,844,000
     Interest and other income ..............        202,000        863,000        546,000       1,434,000
                                                ------------   ------------   ------------    ------------
                                                   2,590,000      4,027,000      4,931,000       8,278,000
                                                ------------   ------------   ------------    ------------

Costs and Expenses:
     Oil and gas operating expenses .........        840,000      1,247,000      1,600,000       2,486,000
     General and administrative
         expenses, net ......................        980,000      1,166,000      1,797,000       2,500,000
     Depreciation and amortization ..........        629,000      1,239,000      1,256,000       2,330,000
     Interest expense and other, net ........         73,000        329,000        506,000         848,000
                                                ------------   ------------   ------------    ------------
                                                   2,522,000      3,981,000      5,159,000       8,164,000
                                                ------------   ------------   ------------    ------------

        Income (loss) before income taxes ...         68,000         46,000       (228,000)        114,000

Income tax expense ..........................           --             --             --              --
                                                ------------   ------------   ------------    ------------

        Net income (loss) ...................   $     68,000   $     46,000   $   (228,000)   $    114,000
                                                ============   ============   ============    ============

Income (loss) per common share:
        Net income (loss) ...................   $       0.00   $       0.00   $      (0.00)   $       0.00
                                                ============   ============   ============    ============

Weighted average shares outstanding .........     82,048,561    107,666,856     77,836,034     103,668,547
                                                ============   ============   ============    ============











  The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                  HARKEN ENERGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (unaudited)



                                                            ADDITIONAL
                                               COMMON        PAID-IN       RETAINED
                                               STOCK         CAPITAL        DEFICIT       TREASURY STOCK
                                            ------------   ------------   ------------    ------------
Balance, December 31, 1995 ..............   $    759,000   $136,435,000   $(92,047,000)   $ (4,997,000)
  Issuance of common stock, net .........         90,000     22,090,000           --         3,607,000
  Conversions of European notes payable .         90,000     12,666,000           --              --
  Equity adjustment from foreign currency
       translation ......................           --             --          (13,000)           --
  Net loss ..............................           --             --         (341,000)           --
                                            ------------   ------------   ------------    ------------
Balance, December 31, 1996 ..............        939,000    171,191,000    (92,401,000)     (1,390,000)
  Issuance of common stock, net .........         41,000      7,551,000           --              --
  Conversions of European notes payable .         74,000     16,550,000           --         1,390,000
  Equity adjustment from foreign currency
       translation ......................           --             --           17,000            --



  Net income ............................           --             --          114,000            --
                                            ------------   ------------   ------------    ------------
Balance, June 30, 1997 ..................   $  1,054,000   $195,292,000   $(92,270,000)   $       --
                                            ============   ============   ============    ============




  The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                 ----------------------------
                                                                                     1996            1997
                                                                                 ------------    ------------
Cash flows from operating activities:
  Net income (loss) ..........................................................   $   (228,000)   $    114,000
    Adjustment to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization .........................................      1,256,000       2,330,000
       Loss on sales of assets and other .....................................         19,000            --
       Accretion of note payable .............................................        234,000            --
       Amortization of European note issuance costs ..........................        178,000         246,000

   Change in assets and liabilities:
       Decrease in accounts receivable .......................................        (81,000)        112,000
       Decrease in trade payables and other ..................................       (420,000)       (223,000)
                                                                                 ------------    ------------
            Net cash provided by operating activities ........................        958,000       2,579,000
                                                                                 ------------    ------------

Cash flows from investing activities:
       Proceeds from sales of assets .........................................        177,000           6,000
       Investor advances .....................................................      2,250,000       3,779,000
       Capital expenditures, net .............................................     (3,945,000)    (11,143,000)
                                                                                 ------------    ------------
            Net cash used in investing activities ............................     (1,518,000)     (7,358,000)
                                                                                 ------------    ------------

Cash flows from financing activities:
       Transfer from segregated account cash .................................     10,000,000      15,302,000
       Proceeds from issuances of common stock, net of issuance costs ........      2,492,000       2,224,000
       Repayments of notes payable and long-term obligations .................     (1,258,000)           --
       Investment in segregated account cash, net ............................       (242,000)         22,000
                                                                                 ------------    ------------
            Net cash provided by financing activities ........................     10,992,000      17,548,000
                                                                                 ------------    ------------

Net increase in cash and temporary investments ...............................     10,432,000      12,769,000
Cash and temporary investments at beginning of period ........................      4,456,000       9,855,000
                                                                                 ------------    ------------
Cash and temporary investments at end of period ..............................   $ 14,888,000    $ 22,624,000
                                                                                 ============    ============

Supplemental disclosures of cash flow information: Cash paid during the period for:
     Interest ................................................................   $    203,000    $      2,000
     Income taxes ............................................................           --              --


  The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1997
                                  (unaudited)


(1)      MANAGEMENT'S REPRESENTATIONS

         In the opinion of Harken Energy Corporation ("Harken"), the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 1996 and June 30, 1997 and the results of its operations and changes in its cash flows for all periods presented as of June 30, 1996 and 1997. These adjustments represent normal recurring items.

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

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

         The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

(2)      ACQUISITIONS

         Acquisition of EnerVest Properties -- On July 10, 1996 Harken, along with Harken Exploration, a wholly-owned subsidiary, purchased working interests in certain producing oil and gas properties located in the Magnolia region of Arkansas and in the Carlsbad region of New Mexico (the "EnerVest Properties") from EnerVest Acquisition-II Limited Partnership ("EnerVest"). The purchase price of approximately $15,200,000, plus the assumption of certain operational liabilities relating to these properties, was paid in the form of $5,000,000 cash paid at closing, 1,550,000 shares of Harken common stock which were issued following closing, and 1,400,000 shares of Harken common stock which were issued in March 1997. Harken also issued to EnerVest warrants to purchase, over a period of three years from closing, 300,000 restricted shares of Harken common stock at an exercise price of $2.75 per share.

         Acquisition of Additional Four Corners Property Interests -- During the second quarter of 1996, Harken acquired additional interests in its oil and gas operations in the Four Corners area of Arizona, Utah and New Mexico (the "Four Corners Properties") which resulted in Harken increasing its ownership in the Navajo Reservation reserves, exploration acreage, development drilling locations and the Aneth Gas Plant. The acquisition of the sellers' interest raised Harken's total interest in the Four Corners Properties from approximately 82% to approximately 94% of Harken's total operated interest. The consideration consisted of $338,000 cash plus the issuance of approximately 509,000 shares of restricted Harken common stock. Harken also assumed certain liabilities of the seller relating to the property interests. On June 30, 1997, Harken acquired the remaining operating interest in the Four Corners Properties for approximately $450,000 cash. Harken also assumed certain liabilities of the seller relating to the property interests.

(3)      PROPERTY AND EQUIPMENT

         A summary of property and equipment follows:


                                                 December 31,      June 30,
                                                     1996            1997
                                                 ------------    ------------
Unevaluated oil and gas properties--
       Unevaluated international properties      $  3,656,000    $  8,000,000
       Unevaluated domestic properties              6,610,000       6,696,000
Evaluated oil and gas properties--
       Evaluated international properties           5,802,000      12,402,000
       Evaluated domestic properties               60,188,000      62,094,000
Gas plant and other property                        7,500,000       7,934,000
Less accumulated depreciation and amortization    (13,721,000)    (16,074,000)
                                                 ------------    ------------
                                                 $ 70,035,000    $ 81,052,000
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

         Harken spudded the Estero #1 exploratory well located on the Palo Blanco prospect within the Alcaravan area in early February 1997, and drilled to a depth of 8,608 feet to test the Carbonera, Mirador, Guadalupe, Gacheta and Ubaque formations. Initial production testing of the Ubaque formation of the Estero #1 well, produced with an electric submersible pump, indicated a rate of 4,116 barrels of oil per day. This production rate was limited by the capacity of the submersible pump and surface storage facilities at the location. Harken is currently investigating potential methods to efficiently produce this field, including possible pipeline connections and trucking arrangements.

         Harken de Colombia, Ltd. has entered into an operating agreement (the "Rochester Agreement") with Rochester Energy Corporation ("Rochester", a Canadian corporation) pursuant to which Rochester has paid 331/3% of the aggregate costs of the Estero #1 well, and 25% of the aggregate costs related to the second well to be drilled on the Palo Blanco prospect, the Estero #2, and the initial well to be drilled on the Anteojos prospect, the Canacabare #1. In exchange, Rochester, upon its full performance, will acquire a beneficial interest equal to 25% of the interest held by Harken de Colombia, Ltd. in these wells. The Estero #2 well and the Canacabare #1 well are scheduled to begin drilling during the fourth quarter of 1997 or early 1998.

         Harken de Colombia, Ltd., has entered into a financing agreement ("the Parkcrest Financing Agreement") with Parkcrest Explorations, Ltd. ("Parkcrest", a Canadian corporation) which covers the Palo Blanco prospect, and includes options on additional prospects, all located within the Alcaravan Contract area. Under the terms of the Parkcrest Financing Agreement, Parkcrest paid a project fee of $250,000 to Harken and prepaid 331/3% of the estimated drilling and completion costs of the Estero #1 well and committed to pay 25% of the aggregate costs of the Estero #2 well to be drilled on the Palo Blanco prospect in exchange for a beneficial interest equal to 25% of the interest held by Harken de Colombia, Ltd. in these wells.

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

         During the first year of the Bocachico Contract, Harken conducted seismic activities on the lands covered by this contract. During each of the second through the sixth contract years, Harken may elect to continue the contract by committing to the drilling of at least one exploratory well during each contract year. Harken has completed all work requirements for the first three years of the Bocachico Contract.

         Harken spudded its first well on this Bocachico Contract area, named the Torcaz #2 well, in July 1996. This well was completed and initially tested at the rate of 635 barrels per day. Harken encountered numerous mechanical problems with the down-hole submersible electric pump compounded by apparent reservoir formation damage which may have occurred in the completion process. Harken is currently carrying out recompletion efforts on this well.

         In late April 1997, Harken began drilling operations on the Torcaz #3 well, located on the Rio Negro prospect in the Bocachico Contract area. This well initially tested at a rate of 643 barrels per day. In July 1997, Harken also submitted its notification to Ecopetrol to extend the Bocachico Contract into its fourth contractual year by committing to drill the third exploratory well covering the Bocachico Contract area. Harken has further currently identified eight additional potential well locations and has filed applications for environmental permits on two additional well locations within the Bocachico Contract area. In July 1997, Harken announced plans to acquire approximately 500 kilometers of new seismic data to further evaluate portions of both the Bocachico and Cambulos Contract areas.

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

         In March 1997, Harken and the Rio Negro Investors entered into a Conversion Agreement whereby Harken purchased 75% of the Participation relating to the Rio Negro Development Finance Agreement in exchange for 900,000 restricted shares of Harken common stock which were issued within 30 days following closing. From the remaining 25% of the Participation retained, the Rio Negro Investors have the right to receive 10% of the net profits that Harken de Colombia, Ltd., may derive from the sale of oil and gas produced from the Rio Negro prospect.

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

         During the first two years of the Cambulos Contract, Harken is required to conduct geologic studies on the lands covered by this contract, including reprocessing of at least 400 kilometers of existing seismic data and the acquisition of at least 90 kilometers of new seismic data. As of June 30, 1997, Harken has completed a preliminary environmental study for the Cambulos Contract area and is currently conducting the obligatory work program required during the first two years of the Cambulos Association contract. During each of the third through the sixth contract years, Harken may elect to continue the contract by committing to the drilling of at least one exploratory well during each contract year.

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

         In July 1997, Harken announced plans to acquire approximately 500 kilometers of new seismic data to further evaluate portions of both the Bocachico and Cambulos Contract areas.

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

         Harken plans to horizontally drill a three well exploratory program on the Bolivar Contract area in which Harken intends to keep 100% of the ownership interest. Subject to receipt of all necessary permits, Harken intends to drill its first exploratory well on the Bolivar Contract area in the third quarter of 1997.

(5)      EUROPEAN CONVERTIBLE NOTES PAYABLE

         8% European Notes -- During the second quarter of 1995, Harken issued to qualified purchasers a total of $15 million in 8% Senior Convertible Notes (the "8% European Notes") which were to mature in May 1998. Interest on these notes was payable semi-annually in May and November of each year to maturity or until the 8% European Notes were converted. Such 8% European Notes were convertible at any time by the holders into shares of Harken common stock at a conversion price of $1.50 per share ("the 8% European Note Conversion Price"). In connection with the sale and issuance of the 8% European Notes, Harken paid approximately $1,750,000 from the 8% European Note proceeds for commissions and issuance costs. Between September 30, 1995 and July 31, 1996, all holders of these 8% European Notes exercised their conversion options and Harken issued an aggregate total of 9,999,975 shares of Harken common stock pursuant to these conversions.

         6 1/2% European Notes -- On July 30, 1996, Harken issued to qualified purchasers a total of $40 million in 6 1/2% Senior Convertible Notes (the "6 1/2% European Notes") which were to mature on July 30, 2000. In connection with the sale and issuance of the 6 1/2% European Notes, Harken paid approximately $3,142,000 from the 6 1/2% European Note proceeds for commissions and issuance costs. Interest incurred on these notes was payable semi-annually in January and July of each year to maturity or until the 6 1/2% European Notes were converted. Such 6 1/2% European Notes were convertible at any time by the holders into shares of Harken common stock at a conversion price of $2.50 per share ("the 6 1/2% European Note Conversion Price"). The 6 1/2% European Notes were also convertible by Harken into shares of Harken common stock after one year following issuance, if for any period of thirty consecutive days commending on or after November 28, 1996, the closing price of Harken common stock for each trading day during such period shall have equaled or exceeded 135% of the 6 1/2% European Note Conversion Price (or $3.375 per share of Harken common stock).

         During the last half of 1996, holders of 6 1/2% European Notes totaling $1,400,000 exercised their conversion option and such holders were issued 560,000 shares of Harken common stock. During the first six months of 1997, holders of 6 1/2% European Notes totaling $19,300,000 exercised their conversion option and such holders were issued 7,720,000 shares of Harken common stock. In February 1997, Harken gave notice as required under the Trust Indenture that it had met the market price criteria necessary to call for mandatory conversion of the 6 1/2% European Notes and on June 2, 1997 formally called the 6 1/2% European Notes for conversion on July 31, 1997. On July 31, 1997, Harken converted the remaining 6 1/2% European Notes into 7,720,000 shares of Harken common stock.

         5 1/2% European Notes -- On June 11, 1997, Harken issued to qualified purchasers a total of $70 million in 5 1/2% Senior Convertible Notes ( the "5 1/2% European Notes") which mature on June 10, 2002. In connection with the sale and issuance of the 5 1/2% European Notes, Harken paid approximately $5,174,000 from the 5 1/2% European Notes proceeds for commissions and issuance costs. Interest incurred on these notes is payable semi-annually in June and December of each year to maturity or until the 5 1/2% European Notes are converted. Such 5 1/2% European Notes are convertible into shares of Harken common stock at an initial conversion price of $5.00 per share, subject to adjustment in certain circumstances ("the 5 1/2% European Note Conversion Price"). A five percent premium on the number of shares of Harken common stock issuable on conversion will be payable to holders converting the 5 1/2% European Notes prior to December 11, 1997. The 5 1/2% European Notes are also convertible by Harken into shares of Harken common stock after one year following issuance, if for any period of thirty consecutive days commencing on or after June 11, 1997, the average of the closing prices of Harken common stock for each trading day during such thirty day period shall have equaled or exceeded 130% of the 5 1/2% European Note Conversion Price (or $6.50 per share of Harken common stock). As of August 1, 1997, holders of 5 1/2% European Notes totaling $6,730,000 have exercised their conversion option and such holders were issued 1,413,000 shares of Harken common stock. The 5 1/2% European Notes are listed on the Luxembourg Stock Exchange.

         Upon closing, all proceeds from the sale of each of the European Notes issuances were each initially paid to a Trustee under the terms of a Trust Indenture covering each issue and held in separate interest bearing Trust accounts (the "Segregated Accounts") to be maintained for Harken's benefit, until the Trustee is presented with evidence of sufficient asset value, as defined in the Trust Indenture, held by Harken to permit an advance of a portion of the proceeds. Until all of the 5 1/2% European Notes are converted, Harken must maintain an Asset Value Coverage Ratio equal to or greater than 1:1 which is calculated as the ratio of (i) the sum of (x) 100% of the aggregate amount of Harken's cash on deposit in the Segregated Accounts plus (y) 50% of the net present value of Harken's domestic unencumbered total proved reserves plus (z) 25% of the net present value of Harken's Colombian total proved reserves to
(ii) the aggregate outstanding principal amount of the 5 1/2% European Notes. Upon a conversion, any proceeds attributable to the 5 1/2% European Notes converted which remain in the Segregated Accounts may be withdrawn by Harken without regard to the asset value then existing.

         The 5 1/2% European Notes were sold strictly to non-U.S. purchasers in the form of bearer instruments in $10,000 and $50,000 increments. The 5 1/2% European Notes and the Harken common stock issuable upon conversion of the 5 1/2% European Notes have been or will be issued without registration under the United States Securities Act of 1933 (the "Securities Act") pursuant to an exemption contained in Regulation S promulgated under the Securities Act.

         Commissions and issuance costs associated with the European Notes are deferred and are included in Other Assets and are amortized to interest expense over the period until conversion or maturity of the European Notes. As European Notes are converted to Harken common stock, a pro-rata portion of these deferred costs are charged to Additional Paid-In Capital.

         All Segregated Account cash related to the 6 1/2% European Notes is reflected as a current asset at December 31, 1996, and June 30, 1997 as Harken had the intent and ability to convert all outstanding 6 1/2% European Notes to Harken common stock prior to December 31, 1997. During March 1997, Harken transferred approximately $15.3 million of 6 1/2% European Note proceeds from the Segregated Accounts to Harken's operating cash account due to the conversions of the 6 1/2% European Notes. The initial cash proceeds from the issuance of the European Notes are not included in the Statement of Cash Flows because the proceeds are not considered to be cash equivalents. Transfers of proceeds from the Segregated Accounts are included in cash flows from financing activities in the accompanying consolidated statements of cash flows.

(6)      STOCKHOLDERS' EQUITY

         Common Stock -- Harken currently has authorized 150,000,000 shares of $.01 par common stock. At December 31, 1996 and June 30, 1997, Harken had issued 93,862,266 and 105,358,246 shares, respectively. Harken held 400,896 shares as treasury stock at a cost of $1,390,000 at December 31, 1996.

         Acquisition of Additional Four Corners Property Interests -- In April 1996, Harken acquired an additional interest in the Four Corners Properties in exchange for, among other consideration, 509,000 restricted shares of Harken common stock. See Note 2 -- Acquisitions for further discussion.

         Issuance of European Convertible Notes Payable -- At December 31, 1995, $2,450,000 of the 8% European Notes had been converted into 1,633,327 shares of Harken common stock. In 1996, all of the remaining outstanding 8% European Notes were converted into 8,366,648 additional shares of Harken common stock. In connection with the issuance of the 8% European Notes, Harken issued to the placement agents for the 8% European Notes warrants to purchase one million shares of Harken common stock at any time on or before May 11, 1999 at an exercise price of $1.50 per share. As of July 31, 1997 all but approximately 37,000 of these warrants had been exercised for shares of Harken common stock.

         In July 1996, Harken issued to qualified purchasers a total of $40 million in 6 1/2% European Notes which were to mature on July 30, 2000. The 6 1/2% European Notes were convertible under certain terms into approximately 16,000,000 shares of Harken common stock. During the last half of 1996, holders of 6 1/2% European Notes totaling $1,400,000 exercised their conversion option and such holders were issued 560,000 shares of Harken common stock. During the first six months of 1997, holders of 6 1/2% European Notes totaling an additional $19,300,000 exercised their conversion option and such holders were issued 7,720,000 shares of Harken common stock, a portion of which had been held as treasury shares. In February 1997, Harken gave notice as required under the Trust Indenture that it had met the market price criteria necessary to call for mandatory conversion of the 6 1/2% European Notes (see Note 5 -- European Convertible Notes Payable for further discussion), and on July 31, 1997, Harken converted the remaining $19,300,000 balance of the 6 1/2% European Notes into 7,720,000 shares of Harken common stock.

         In connection with the issuance of the 6 1/2% European Notes, Harken issued to the placement agents for the 6 1/2% European Notes warrants to purchase 1,280,000 shares of Harken common stock at any time on or before July 31, 1999 at an exercise price of $2.50 per share. In July 1997, approximately 492,000 of these warrants were exercised for shares of Harken common stock.

         In June 1997, Harken issued to qualified purchasers a total of $70 million in 5 1/2% European Notes which mature on June 11, 2002. The 5 1/2% European Notes are convertible under certain terms into a maximum of approximately 14,700,000 shares of Harken common stock. In connection with the issuance of the 5 1/2% European Notes, Harken issued to the placement agents for the 5 1/2% European Notes warrants to purchase 1,120,000 shares of Harken common stock at any time after December 11, 1997 and on or before December 11, 1999 at an exercise price of $5.00 per share. As of August 1, 1997, holders of 5 1/2% European Notes totaling $6,730,000 have exercised their conversion option and such holders were issued 1,413,000 shares of Harken common stock.

         Private Placements of Common Stock -- In March 1996, Harken received $1,289,000 related to the sale of 1,040,000 shares of Harken common stock previously held as treasury stock. In connection with certain of these placements, Harken issued to certain financial advisors warrants to purchase an aggregate total of 410,000 shares of Harken common stock at an average exercise price of $1.71 per share. During 1997, these warrants were exercised for shares of Harken common stock.

         Acquisition of EnerVest Properties -- On July 10, 1996, Harken Exploration acquired the EnerVest Properties for a purchase price valued at approximately $15,200,000 and the assumption of certain operational liabilities relating to these properties. See Note 2 - Acquisitions for further discussion. The preliminary purchase price consisted of 1,550,000 in shares of Harken common stock issued after closing, $5,000,000 in cash payable at closing, and an additional number of shares of Harken common stock to be issued in the future subject to certain contingencies. Harken also issued to EnerVest warrants to purchase, for a period of three years from closing, 300,000 restricted shares of Harken common stock at an exercise price of $2.75 per share.

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

         Palo Blanco Development Finance Agreements -- In June 1996, Harken, along with Harken de Colombia, Ltd. entered into separate Development Finance Agreements with two investors. Under the terms of the agreements, the two investors agreed to provide an aggregate of $2,500,000 to finance the drilling of a well on the Palo Blanco prospect in the Alcaravan Association Contract area. See Note 4 - Colombian Operations for further discussion of the Alcaravan Association Contract. In return for the $2,500,000, the investors were initially granted a beneficial interest in 40% of the net profits from the Palo Blanco prospect which might have been received by Harken de Colombia, Ltd. In 1996, the investors exercised their rights under the agreement to convert one-half of their beneficial interest into 599,988 shares of restricted Harken common stock. During the first quarter of 1997, the investors exercised their right to convert the remaining portion of their beneficial interest into an additional 599,988 shares of restricted Harken common stock.

         Rio Negro Development Finance Agreement -- In March 1997, Harken and the Rio Negro Investors entered into a Conversion Agreement whereby Harken purchased 75% of the Participation relating to the Rio Negro Development Finance Agreement for 900,000 restricted shares of Harken common stock. These shares were issued in April 1997. See Note 4 - Colombian Operations for further discussion of the Rio Negro Development Finance Agreement and the Bocachico Association Contract.

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

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128") which will be adopted in December 1997. Under SFAS 128, weighted average shares outstanding under basic and diluted earnings per share calculations would not have been materially different for either the three month or six month period ended June 30, 1997.

(8)      INCOME TAXES

         At June 30, 1997, Harken had available for federal income tax reporting purposes, net operating loss (NOL) carryforward for regular tax purposes of approximately $67,000,000 which expires in 1997 through 2011, alternative minimum tax NOL carryforward of approximately $57,000,000 which expires in 1997 through 2011, investment tax credit carryforward of approximately $857,000 which expires in 1997 through 2002, statutory depletion carryforward of approximately $1,800,000 which does not have an expiration date, and a net capital loss carryforward of approximately $12,400,000 which expires in 2007 through 2011. Approximately $16,000,000 of the net operating loss carryforward has been acquired with the purchase of subsidiaries and must be used to offset future income from profitable operations within those subsidiaries.

         Total deferred tax liabilities, relating primarily to property and equipment, as of June 30, 1997, computed under the provisions of the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", were approximately $5,440,000. Total deferred tax assets, primarily related to the net operating loss carryforward, were approximately $22,624,000 at June 30, 1997. The total net deferred tax asset is offset by the valuation allowance of approximately $17,184,000 at June 30, 1997.

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

         The prior owner of the Aneth Gas Plant facility, El Paso Natural Gas, has agreed to accept financial responsibility for a portion of the remediation work. Texaco and the other current plant owners, including HSW, have entered into a formal agreement with the prior owner to allocate costs between remediation work that is mandated by the EPA and other remediation work that is determined to be carried out by the parties. The prior owner will bear approximately 86% of the costs of mandated remediation as well as certain other related expenses. The prior owner will not be responsible for other remediation work that does not fall within the mandated category. At this time, however, it is impossible for HSW to accurately estimate the costs of the cleanup at the Aneth Gas Plant facility or the amount of such total costs the indemnification from the prior owner will cover for the mandated remediation work. Harken has accrued a contingency reserve of $239,000 at June 30, 1997 for management's best estimate of its share of remediation expenditures.

         Harken has accrued approximately $1,269,000 at June 30, 1997 relating to other operational or regulatory contingent liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including the guarantee of certain lease obligations of a former subsidiary, which in management's opinion, will not result in significant loss exposure to Harken.

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

OVERVIEW

         Harken reported net income for the six months ended June 30, 1997 of $114,000 compared to a net loss of $228,000 for the prior year period. Total revenues increased from approximately $4.9 million during the six months ended June 30, 1996 to approximately $8.3 million for the same period in 1997, primarily due to an acquisition consummated in July 1996 that increased Harken's producing properties and oil and gas reserves. Gross profit before depreciation and amortization, general and administrative and interest expenses totaled approximately $5.8 million during the six months ended June 30, 1997 compared to approximately $3.3 million for the prior year period. Harken expects that its monthly operating revenues, expenses and gross profit from oil and gas operations will remain at current levels during the remainder of 1997 and until such time as it commences production from its Colombian operations.

         Internationally, Harken announced in March 1997 that the initial production testing of the Ubaque formation of the Estero #1 well within the Palo Blanco prospect of the Alcaravan Contract area which was drilled during the first quarter of 1997, produced with an electric submersible pump, indicated a rate of 4,116 barrels of oil per day. This production rate was limited by the capacity of the submersible pump and surface storage facilities at the location. In addition, in late April 1997, Harken began drilling operations on the Torcaz #3 well, located on the Rio Negro prospect of the Bocachico Contract. Harken announced in July 1997 that the drilling and initial production testing of the Torcaz #3 well had been completed, with the well being drilled to a depth of 8,225 feet and on initial tests the well produced at a rate of 643 barrels per day.

                             RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected Harken's earnings and balance sheet during the periods included in the accompanying consolidated financial statements.

                                          THREE MONTHS ENDED                             SIX MONTHS ENDED
                                               JUNE 30,                                       JUNE 30,
                                 ---------------------------------------      -----------------------------------------
                                       1996                  1997                   1996                    1997
                                 ----------------      -----------------      -----------------      ------------------
        EXPLORATION AND                                           (UNAUDITED)
          PRODUCTION
          OPERATIONS

REVENUES
  Oil sales revenues             $      1,496,000      $       1,975,000     $         2,830,000      $       4,135,000
     Oil volumes in barrels                72,000                106,000                 144,000                206,000
     Oil price per barrel        $          20.78      $           18.63     $             19.65      $           20.07
  Gas sales revenues             $        674,000      $       1,037,000     $         1,146,000      $       2,344,000
     Gas volumes in mcf                   274,000                474,000                 490,000                868,000
     Gas price per mcf           $           2.46      $            2.19     $              2.34      $            2.70
  Gas plant revenues             $        218,000      $         152,000     $           409,000      $         365,000

OTHER REVENUES
  Interest Income                $        202,000      $         854,000     $           385,000      $       1,414,000
  Other Income                   $             --      $           9,000     $           161,000      $          20,000

For the quarter ended June 30, 1997 compared with the corresponding prior period.

DOMESTIC OPERATIONS

         Gross oil and gas revenues during the second quarter of 1996 and 1997 were generated by Harken's domestic exploration and production operations. During the second quarter of 1997 these domestic operations consisted primarily of the operations in the Four Corners area of Utah, Arizona and New Mexico, primarily on the Navajo Indian Reservation (the "Four Corners Properties"), onshore South Texas, and in the Western and Panhandle regions of Texas, as well as Harken's operations in the Magnolia region of Arkansas and the Carlsbad region of New Mexico, which were acquired as part of the EnerVest Property purchase in July 1996.

         Gross oil revenues increased 32% to $1,975,000 during the second quarter of 1997 compared to $1,496,000 during the second quarter of 1996 primarily due to the additional production volumes added as a result of the acquisition of the EnerVest Properties which contributed approximately $779,000 to second quarter 1997 oil revenues. This increase in oil revenues during the second quarter of 1997 was partially offset by lower prices received per barrel of oil during the quarter of $18.63 per barrel compared to $20.78 received during the second quarter of 1996.

         Gross gas revenues increased 54% to $1,037,000 for the three months ended June 30, 1997 compared to $674,000 for the prior year period, due primarily to the acquisition of the EnerVest Properties consummated in July 1996. The EnerVest Properties contributed approximately $277,000 to second quarter

1997 gas revenues. Harken received a price per mcf of $2.19 during the second quarter of 1997 compared to $2.46 received per mcf during the prior year period. Gas produced from the Panhandle Properties, with its associated products, represented 18% of second quarter 1997 gas production and is sold at approximately a 60% premium to posted gas prices in the region as a result of the high BTU content of such gas.

         Oil and gas operating expenses consist of lease operating expenses and gas plant expenses, along with a number of production and reserve based taxes, including severance taxes, property taxes, Utah conservation taxes and Navajo severance and possessory interest taxes. The increase in oil and gas operating expenses during the second quarter of 1997 compared to the prior year period is primarily a result of the acquisition of the EnerVest Properties, which added approximately $288,000 to second quarter 1997 oil and gas operating expenses.

INTEREST AND OTHER INCOME

         Interest and other income increased during the second quarter of 1997 compared to the prior period due to the inclusion during 1997 of approximately $492,000 of interest income earned by Harken on proceeds received from the June 1997 issuance of $70 million of 5 1/2% European Notes and the July 1996 issuance of $40 million of 6 1/2% European Notes. Such proceeds, net of European Notes issuance costs and amounts released and transferred, are initially maintained and invested in separate interest bearing bank accounts (the "Segregated Accounts").

OTHER COSTS AND EXPENSES

         General and administrative expenses increased from $980,000 for the second quarter of 1996 to $1,166,000 for the second quarter of 1997, primarily as a result of increased personnel and office costs associated with the increased overall operations as well as increased corporate costs. However, second quarter 1997 general and administrative expenses decreased as a percentage of oil and gas revenues as compared to the prior year.

         Depreciation and amortization expense increased during the second quarter of 1997 compared to the prior year period consistent with the increased production levels from the acquired oil and gas property interests during 1996. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

         Interest expense and other increased during the second quarter of 1997 compared to the prior year period due to the June 1997 issuance of the 5 1/2% European Notes and the July 1996 issuance of the 6 1/2% European Notes, which together generated interest expense of approximately $247,000 net of amounts of interest capitalized, and approximately $81,000 of net amortization of related issuance costs. Such amounts were greater than the corresponding costs in 1996 associated with the 8% European Notes.

For the six months ended June 30, 1997 compared with the corresponding prior period.

         Gross oil revenues increased 46% to $4,135,000 during the first six months of 1997 compared to $2,830,000 during the first six months of 1996 primarily due to the additional production volumes added as a result of the acquisition of the EnerVest Properties which contributed approximately $1,585,000 to 1997 oil revenues, and which was partially offset by normal production declines on Harken's existing properties.

In addition, Harken benefited from the overall higher prices received per barrel of oil, receiving an average of $20.07 per barrel compared to $19.65 from the prior year period.

         Gross gas revenues increased 105% to $2,344,000 for the six months ended June 30, 1997 compared to $1,146,000 for the prior year period, again due primarily to the acquisition of the EnerVest Properties consummated in July 1996. The EnerVest Properties contributed approximately $622,000 to 1997 gas revenues. In addition, Harken received an overall average price per mcf of $2.70 per mcf of gas production during the first six months of 1997 compared to $2.34 per mcf received during the first half of 1996. Harken also reflected increased gas production volumes from its South Texas properties during the first six months of 1997 due to the successful completion of new gas wells drilled during late 1996 and early 1997.

         Oil and gas operating expenses consist of lease operating expenses and gas plant expenses, along with a number of production and reserve based taxes, including severance taxes, property taxes, Utah conservation taxes and Navajo severance and possessory interest taxes. The increase in oil and gas operating expenses compared to the prior year period is primarily a result of the above mentioned acquisitions of the EnerVest Properties, which added approximately $538,000 to the first six months of 1997 oil and gas operating expenses. The first six months of 1997 oil and gas operating expenses remained flat, however, as a percentage of oil and gas revenues as compared to the prior year period.

INTEREST AND OTHER INCOME

         Interest and other income increased during the first six months of 1997 compared to the prior period due to the inclusion during 1997 of approximately $905,000 of interest income earned by Harken on proceeds received from the June 1997 issuance of $70 million of 5 1/2% European Notes and the July 1996 issuance of $40 million of 6 1/2% European Notes. Such proceeds, net of European Notes issuance costs and amounts released and transferred, are initially maintained and invested in separate interest bearing bank accounts (the "Segregated Accounts").

OTHER COSTS AND EXPENSES

         General and administrative expenses increased from $1,797,000 for the first six months of 1996 to $2,500,000 for the first six months of 1997, primarily as a result of increased personnel and office costs associated with the increased overall operations as well as increased corporate costs. However, the first six months of 1997 general and administrative expenses decreased as a percentage of oil and gas revenues as compared to the prior year.

         Depreciation and amortization expense increased during the first six months of 1997 compared to the prior year period consistent with the increased production levels from the acquired oil and gas property interests during 1996. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

         Interest expense and other increased during the first half of 1997 compared to the prior year period due to the June 1997 issuance of the 5 1/2% European Notes and the July 1996 issuance of the 6 1/2% European Notes, which together generated interest expense of approximately $599,000 net of amounts of interest capitalized, and approximately $247,000 of net amortization of related issuance costs. Such amounts were greater than the corresponding costs in 1996 associated with the 8% European Notes.

                        LIQUIDITY AND CAPITAL RESOURCES

         Harken's working capital increased to approximately $105.3 million at June 30, 1997 from $43.8 million at December 31, 1996, primarily due to the June 11, 1997 issuance of 5 1/2% European Notes (see discussion below) which generated net available proceeds of approximately $65 million which are classified as a current asset.

         During the six months ended June 30, 1997, Harken's cash and temporary investments increased approximately $12.8 million consisting primarily of transfers from the 6 1/2% European Notes Segregated Accounts of approximately $15.3 million following the conversions of a portion of the 6 1/2% European Notes to Common Stock, proceeds from the exercise of outstanding options and warrants of approximately $2.2 million, and advances received pursuant to the Palo Blanco Development Finance Agreement, Parkcrest Agreement and Rochester Agreement of approximately $3.8 million. Such activity was sufficient to fund capital expenditures of approximately $11.1 million. Cash flow provided by operations during the first six months of 1997 totaled approximately $2.6 million.

         Harken believes that cash flow from operations will be sufficient to meet its operating cash requirements in 1997. Harken includes in cash and temporary investments certain balances which are restricted to use for specific project expenditures, collateral or for distribution to outside interest owners and are not available for general working capital purposes.

         On June 11, 1997, Harken issued to qualified purchasers a total of $70 million in 5 1/2% Senior Convertible Notes (the "5 1/2% European Notes") which mature on June 10, 2002. In connection with the sale and issuance of the 5 1/2% European Notes, Harken paid approximately $5,174,000 from the 5 1/2% European Notes proceeds for commission and issuance costs. Interest incurred on these notes is payable semi-annually in June and December of each year to maturity or until the 5 1/2% European Notes are converted. Such 5 1/2% European Notes are convertible into shares of Harken common stock at an initial conversion price of $5.00 per share, subject to adjustment in certain circumstances ("the 5 1/2 % European Note Conversion Price"). A five percent premium on the number of shares of Harken common stock issuable on conversion will be payable to holders converting the 5 1/2% European Notes prior to December 11, 1997. The 5 1/2% European Notes are also convertible by Harken into shares of Harken common stock after one year following issuance, if for any period of thirty consecutive days commencing on or after June 11, 1997, the average of the closing prices of Harken common stock for each trading day during such thirty day period shall have equaled or exceeded 130% of the 5 1/2% European Note Conversion Price (or $6.50 per share of Harken common stock). All proceeds from the sale of the 5 1/2% European Notes were initially paid at closing to a Trustee pursuant to a Trust Indenture and held in Segregated Accounts to be maintained for Harken's benefit.

         Until the 5 1/2% European Notes mature or are converted, the Trust Indenture under which the 5 1/2% European Notes were issued requires Harken to maintain an Asset Value Coverage Ratio, as defined in the Trust Indenture. For a detailed discussion of the 5 1/2% European Notes see "Notes to Consolidated Financial Statements, Note 5 -- European Convertible Notes Payable." As of June 30, 1997, Harken was in compliance with the Asset Value Coverage Ratio test and the full amount of net proceeds of the offering (approximately $65 million) was available.

         In order for a specific amount of proceeds to be released from the Segregated Accounts, Harken must demonstrate that the Asset Value Coverage Ratio test would continue to be met after such release of funds and that no Event of Default with respect to the 5 1/2% European Notes has occurred and is continuing at the date of such release. Such request must be accompanied by an independent reserve engineering report or other independent third party valuation of Harken's unencumbered proved developed producing assets.

         The anticipated timing at which funds will be released from the Segregated Accounts is dependent upon the timing and magnitude of conversions into Common Stock by the individual noteholders and the amount of Harken's assets which qualify for inclusion in the Asset Value Coverage Ratio test. Once an amount of proceeds are available to be released from the Segregated Accounts, Harken may submit its request for the transfer of such proceeds at its discretion and according to its capital resource requirements.

         To the extent that proceeds invested in the Segregated Accounts at the balance sheet date are available under the above Asset Value Coverage Ratio limitations, such cash is included as a current asset as it is available to Harken to fund international and domestic activities including acquisitions, drilling costs and other capital expenditures or other working capital needs. Interest incurred on the 5 1/2% European Notes is payable semi-annually in June and December of each year to maturity or until the 5 1/2% European Notes are converted. Interest payments will be funded from cash flow from operations, existing cash balances or from available proceeds in the Segregated Accounts.

         In February 1997, Harken gave notice as required under the Trust Indenture that it had met the market price criteria necessary to call for mandatory conversion of the 6 1/2% European Notes. During the first six months of 1997, holders of 6 1/2% European Notes totaling $19,300,000 exercised their conversion option and such holders were issued 7,720,000 shares of Harken common stock. In March 1997, Harken transferred approximately $15.3 million of 6 1/2% European Note proceeds from the Segregated Accounts to Harken's operating cash account as a result of these conversions. On July 31, 1997, Harken converted the remaining 6 1/2% European Notes into shares of Harken common stock and transferred the remaining 6 1/2% European Note proceeds of approximately $21.2 million from the Segregated Accounts to Harken's operating cash account.

         Harken's operating strategy includes efforts to find additional opportunities to acquire domestic oil and gas reserves through domestic drilling activities and through merger and acquisitions, in exchange for cash, debt or issuance of Common Stock. In addition to Harken's efforts to develop and acquire domestic oil and gas reserves, Harken continues to be very active in exploration efforts internationally, particularly in Colombia. As of June 30, 1997, Harken's net investment in its Colombian operations has totaled approximately $20.4 million. Terms of each of the Association Contracts entered into between Harken de Colombia, Ltd. and Ecopetrol commit Harken to perform certain activities in accordance with a prescribed timetable. Failure by Harken to perform these activities as required could result in Harken losing its rights under the particular Association Contract, which could potentially have a material adverse effect on Harken's business. For a detailed discussion of each of the Association Contracts entered into between Harken de Colombia, Ltd. and Ecopetrol, see "Notes to Consolidated Financial Statements, Note 4-- Colombian Operations."

         Capital expenditures related to Harken's Colombian operations are expected to total a minimum of approximately $35 million before potential partner contributions during 1997, including a minimum of approximately $16 million related to total operations commitments required under Harken's Association Contracts. Harken anticipates that it will have sufficient cash available to fund all of its planned activities in Colombia for 1997. In June 1997, Harken announced its plans to drill a three well exploratory program in the Bolivar Contract area. Harken expects the drilling of the three horizontal wells will require approximately $20 million, with Harken retaining 100% ownership in these wells. This amount is included in Harken's total capital expenditure plans for 1997 and 1998.

         Harken anticipates that full development of Colombian reserves in the Alcaravan contract area of the Llanos Basin and the Bocachico, Cambulos and Bolivar contract areas of the Middle Magdalena Basin will take several years and may also require extensive production facilities which would require significant additional capital expenditures. The ultimate amount of such expenditures cannot be presently predicted. Harken anticipates that amounts required to fund its Colombian activities, including the above mentioned exploration programs and additional development expenditures, will be funded from existing cash balances, asset sales, the proceeds from the European Notes, future stock issuances, production payments, operating cash flows and from industry partners; however, there can be no assurances that Harken will have adequate funds available to it to fund all of its Colombian activities or that industry partners can be obtained to fund a portion of such Colombian activities.

         Domestically, Harken plans to continue development of proved undeveloped reserves on properties with minimal development risk in addition to a continual workover program on producing properties. Harken expects such costs to total approximately $7 million in 1997. The targeted results of these efforts are to increase domestic production and cash flows during 1997. Harken expects that its increased domestic efforts will be completed with planned increases of approximately 20% in general and administrative expenses for 1997 compared to the level of such expenses reflected during the year ended December 31, 1996.

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

         Harken has accrued approximately $1.5 million at June 30, 1997 relating to operational or regulatory contingent liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including a certain lawsuit and the guarantee of certain lease obligations of a former subsidiary, which in management's opinion, will not result in significant loss exposure to Harken.

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

           On February 28, 1996, the court granted Search Acquisition's motion for summary judgment. Petrochemical has appealed the decision of the trial court. Although the ultimate outcome of this litigation is uncertain, Harken believes that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken's financial condition.

Item 2.    Changes in Securities.
           Not applicable.

Item 3.    Default Upon Senior Securities.
           Not applicable.

Item 4.    Submission of Matters to a Vote of Securities Holders.
           On June 9, 1997, Harken held it Annual Meeting of Stockholders. The stockholders of Harken voted on the election of Directors, the results of which are described below:

                                            For        Against       Abstain
                                            ---        -------       -------
                 Mikel D. Faulkner       82,010,205       -         6,600,445
                 Bruce N. Huff           82,010,205       -         6,600,445

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

            3.5 Amendments to the Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.5 to Harken's Annual Report on Form 10-K for fiscal year ended December 31, 1996, File No. 0-9207, and incorporated by reference herein.).

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

          *10.1 Trust Indenture dated June 11, 1997, by and between Harken and Marine Midland Bank plc.

            *10.2 Placing Agreement dated June 3, 1997, by and among Harken and the various signatories thereto.

            *10.3 Global Temporary Note dated June 11, 1997, issued by Harken in the principal amount of $70,000,000.

            *10.4 Drilling Contract dated as of July 22, 1997, between Harken de Colombia, Ltd., and Parker Drilling Company International Ltd.

            *10.5 Drilling Contract dated as of May 15, 1997, between Harken de Colombia, Ltd., and Marlin Colombia Drilling Company, Inc.

            *27         Financial Data Schedules.

--------------------------------

* filed herewith

       (b) REPORTS ON FORM 8-K.
           On June 11, 1997 Harken filed a Current Report on Form 8-K (Item 5) to report the issuance of the 5 1/2% European Notes.

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






                                            Harken Energy Corporation
                                       ----------------------------------------
                                                    (Registrant)





Date:     August 11,1997           By:  /s/ Bruce N. Huff
                                       ----------------------------------------
                                       Bruce N. Huff, Senior Vice President and
                                               Chief Financial Officer

                               INDEX TO EXHIBITS

         EXHIBIT
         NUMBER          DESCRIPTION
         ------          -----------
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

            3.5 Amendments to the Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.5 to
                        Harken's Annual Report on Form 10-K for fiscal year ended December 31, 1996, File No. 0-9207, and incorporated by reference herein.).

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

          *10.1         Trust Indenture dated June 11, 1997, by and between
                        Harken and Marine Midland Bank plc.

          *10.2         Placing Agreement dated June 3, 1997, by and among
                        Harken and the various signatories thereto.

          *10.3         Global Temporary Note dated June 11, 1997, issued by
                        Harken in the principal amount of $70,000,000.

          *10.4         Drilling Contract dated as of July 22, 1997, between
                        Harken de Colombia, Ltd., and Parker Drilling Company
                        International Ltd.

          *10.5         Drilling Contract dated as of May 15, 1997, between
                        Harken de Colombia, Ltd., and Marlin Colombia Drilling
                        Company, Inc.

          *27           Financial Data Schedules.

--------------------------------

* filed herewith