Form 10-Q
period 1997-09-30
HARKEN ENERGY CORP
filed 1997-11-14
CIK 313478

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |X| NO

         The number of shares of Common Stock, par value $0.01 per share, outstanding as of November 10, 1997 was 120,111,734.


================================================================================

                            HARKEN ENERGY CORPORATION
                            INDEX TO QUARTERLY REPORT
                               September 30, 1997

                                                                                                              PAGE

PART I.       FINANCIAL INFORMATION

     Item 1.        Condensed Financial Statements

                    Consolidated Condensed Balance Sheets..............................................       4

                    Consolidated Condensed Statements of Operations....................................       5

                    Consolidated Condensed Statements of Stockholders' Equity..........................       6

                    Consolidated Condensed Statements of Cash Flow.....................................       7

                    Notes to Consolidated Condensed Financial Statements...............................       8


     Item 2.        Management's Discussion and Analysis of Financial Condition
                    and Results of Operations..........................................................      21


PART II.      OTHER INFORMATION

                    Notes Concerning Other Information.................................................      28

SIGNATURES          ...................................................................................      30


                         PART I - FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                                                 DECEMBER 31,          SEPTEMBER 30,
                                                                                    1996                   1997
                                                                              -----------------     ------------------
ASSETS

Current Assets:
     Cash and temporary investments.........................................  $       9,855,000      $      44,070,000
     Cash in segregated accounts............................................         37,662,000             65,973,000
     Accounts receivable, net...............................................          2,058,000              2,635,000
     Prepaid expenses and other current assets..............................            263,000                219,000
                                                                              -----------------     ------------------
          Total Current Assets..............................................         49,838,000            112,897,000

Property and Equipment, net.................................................         70,035,000             91,604,000

Other Assets, net...........................................................          3,127,000              4,583,000
                                                                              -----------------     ------------------
                                                                              $     123,000,000     $      209,084,000
                                                                              =================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Trade payables.........................................................  $       1,272,000     $        2,529,000
     Accrued liabilities and other..........................................          3,889,000              8,063,000
     Revenues and royalties payable.........................................            900,000                817,000
                                                                              -----------------     ------------------
          Total Current Liabilities.........................................          6,061,000             11,409,000

European Convertible Notes Payable..........................................         38,600,000             57,930,000

Commitments and Contingencies (Note 12)

Stockholders' Equity:
     Common stock, $0.01 par value; 150,000,000 shares authorized;
         93,862,266 and 117,704,784 shares issued, respectively.............            939,000              1,177,000
     Additional paid-in capital.............................................        171,191,000            230,736,000
     Retained deficit.......................................................        (92,401,000)           (92,168,000)
     Treasury stock, 400,896 shares held at December 31, 1996...............         (1,390,000)                    --
                                                                              -----------------     ------------------
          Total Stockholders' Equity........................................         78,339,000            139,745,000
                                                                              -----------------     ------------------
                                                                              $     123,000,000     $      209,084,000
                                                                              =================     ==================



        The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        SEPTEMBER 30,                          SEPTEMBER 30,
                                              ---------------------------------      ----------------------------------
                                                  1996                1997                1996                1997
                                             ---------------    ----------------     ---------------     ---------------
Revenues:
     Oil and gas operations................. $     3,679,000    $      3,508,000     $     8,064,000     $    10,352,000
     Interest and other income..............         436,000           1,492,000             982,000           2,926,000
                                             ---------------    ----------------     ---------------     ---------------
                                                   4,115,000           5,000,000           9,046,000          13,278,000
                                             ---------------    ----------------     ---------------     ---------------

Costs and Expenses:
     Oil and gas operating expenses.........       1,342,000           1,522,000           2,942,000           4,008,000
     General and administrative
         expenses, net......................       1,103,000           1,571,000           2,900,000           4,071,000
     Depreciation and amortization..........       1,141,000           1,282,000           2,397,000           3,612,000
     Interest expense and other, net........         484,000             587,000             990,000           1,435,000
                                             ---------------    ----------------     ---------------     ---------------
                                                   4,070,000           4,962,000           9,229,000          13,126,000
                                             ---------------    ----------------     ---------------     ---------------

        Income (loss) before income taxes...          45,000              38,000           (183,000)             152,000
Income tax expense..........................              --                  --                  --                  --
                                             ---------------    ----------------     ---------------     ---------------

        Net income (loss)................... $        45,000    $         38,000     $     (183,000)     $       152,000
                                             ===============    ================     ===============     ===============

Income (loss) per common share:
        Net income (loss)................... $          0.00    $           0.00     $         (0.00)    $          0.00
                                             ===============    ================     ===============     ===============

Weighted average shares outstanding.........      92,270,516         117,383,551          83,378,170         108,390,892
                                             ===============    ================     ===============     ===============


         The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                       ADDITIONAL
                                                   COMMON               PAID-IN               RETAINED
                                                   STOCK                CAPITAL               DEFICIT            TREASURY STOCK
                                             ------------------    ------------------    ------------------    ------------------
Balance, December 31, 1995.................  $          759,000    $      136,435,000    $      (92,047,000)    $      (4,997,000)
  Issuance of common stock, net............              90,000            22,090,000                    --             3,607,000
  Conversions of European notes payable....              90,000            12,666,000                    --                    --
  Equity adjustment from foreign currency
       translation.........................                  --                    --               (13,000)                   --
  Net loss.................................                  --                    --              (341,000)                   --
                                             ------------------    ------------------    ------------------     -----------------
Balance, December 31, 1996.................             939,000           171,191,000           (92,401,000)           (1,390,000)
  Issuance of common stock, net............              62,000            13,736,000                    --                    --
  Conversions of European notes payable....             176,000            45,809,000                    --             1,390,000
  Equity adjustment from foreign currency
       translation.........................                  --                    --                 81,000                   --
  Net income...............................                  --                    --                152,000                   --
                                             ------------------    ------------------     ------------------    -----------------
Balance, September 30, 1997................  $        1,177,000    $      230,736,000     $      (92,168,000)   $              --
                                             ==================    ==================     ==================    =================




        The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                         --------------------------------------------
                                                                                1996                      1997
                                                                         ------------------        ------------------
Cash flows from operating activities:
  Net income (loss)....................................................  $         (183,000)       $          152,000
    Adjustment to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization...................................           2,397,000                 3,612,000
       Loss on sales of assets and other...............................              19,000                        --
       Accretion of note payable.......................................             234,000                        --
       Amortization of European note issuance costs....................             310,000                   429,000

   Change in assets and liabilities:
       Increase in accounts receivable.................................            (739,000)                 (366,000)
       Increase in trade payables and other............................             304,000                   929,000
                                                                         ------------------        ------------------
            Net cash provided by operating activities..................           2,342,000                 4,756,000
                                                                         ------------------        ------------------

Cash flows from investing activities:
       Proceeds from sales of assets...................................             177,000                     7,000
       Investor advances...............................................           3,125,000                 6,860,000
       Capital expenditures, net......................................          (12,660,000)              (18,617,000)
                                                                         ------------------        ------------------
            Net cash used in investing activities......................          (9,358,000)              (11,750,000)
                                                                         ------------------        ------------------

Cash flows from financing activities:
       Transfers from segregated account cash..........................          10,878,000                36,564,000
       Proceeds from issuances of common stock, net of issuance costs..           2,964,000                 5,291,000
       Repayments of notes payable and long-term obligations...........          (1,258,000)                       --
       Investment in segregated account cash, net......................            (611,000)                 (646,000)
                                                                         ------------------        ------------------
            Net cash provided by financing activities..................          11,973,000                41,209,000
                                                                         ------------------        ------------------

Net increase in cash and temporary investments.........................           4,957,000                34,215,000
Cash and temporary investments at beginning of period..................           4,456,000                 9,855,000
                                                                         ------------------        ------------------
Cash and temporary investments at end of period........................  $        9,413,000        $       44,070,000
                                                                         ==================        ==================

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest..........................................................  $          206,000        $        1,881,000
     Income taxes......................................................  $               --        $               --

        The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1997
                                   (unaudited)

(1)      MANAGEMENT'S REPRESENTATIONS

         In the opinion of Harken Energy Corporation ("Harken"), the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 1996 and September 30, 1997 and the results of its operations and changes in its cash flows for all periods presented as of September 30, 1996 and 1997. These adjustments represent normal recurring items.

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

         The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

         Acquisition of Cal-T Properties -- On August 29, 1997 Harken, along with Harken Exploration, purchased working interests in oil and gas properties located in the panhandle region of Texas (the "Cal-T Properties"). The purchase price of approximately $3,416,000 consisted primarily of 565,000 shares of Harken common stock.

(3)      MARKETABLE SECURITIES

         Included within cash and temporary investments and cash in segregated accounts at September 30, 1997 are certain investments in marketable debt securities having maturities of sixty days or less. Harken management determines the appropriate classification of such debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Such debt securities are classified as held-to-maturity as Harken has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. Harken holds no securities which are classified as available-for-sale or trading.

         The following is a summary of held-to-maturity securities:

                                                   December 31,            September 30,
                                                       1996                    1997
                                                -----------------       -------------------
Cash and temporary investments:
         Cost                                   $              --       $        11,251,000
         Gross unrealized gains                                --                    32,000
         Gross unrealized losses                               --                        --
                                                -----------------       -------------------
         Estimated fair value                   $              --       $        11,283,000
                                                =================       ===================

Cash in segregated accounts:
         Cost                                   $              --       $        65,612,000
         Gross unrealized gains                                --                   357,000
         Gross unrealized losses                               --                        --
                                                -----------------       -------------------
         Estimated fair value                   $              --       $        65,969,000
                                                =================       ===================


(4)      PROPERTY AND EQUIPMENT

         A summary of property and equipment follows:

                                                          December 31,            September 30,
                                                              1996                    1997
                                                       -----------------       ------------------
Unevaluated oil and gas properties--

         Unevaluated international properties          $       3,656,000       $        8,042,000

         Unevaluated domestic properties                       6,610,000                6,707,000

Evaluated oil and gas properties--

         Evaluated international properties                    5,802,000               20,162,000

         Evaluated domestic properties                        60,188,000               66,106,000

Gas plant and other property                                   7,500,000                7,921,000

Less accumulated depreciation and amortization               (13,721,000)             (17,334,000)
                                                       -----------------       ------------------
                                                       $      70,035,000       $       91,604,000
                                                       =================       ==================

(5)      COLOMBIAN OPERATIONS

         Alcaravan Contract -- During the third quarter of 1992, Harken de Colombia, Ltd., a wholly-owned subsidiary of Harken, was awarded the exclusive right to explore for, develop and produce oil and gas throughout the Alcaravan area of Colombia. The Alcaravan area is located in Colombia's Llanos Basin and is located approximately 140 miles east of Santafe De Bogota. Harken and Empresa Colombiana de Petroleos ("Ecopetrol") have entered into an Association Contract (the "Alcaravan Contract") which currently covers approximately 210,000 acres. At the end of each of the first six years of the Alcaravan Contract, Harken has the option to withdraw from the Alcaravan Contract or to commit to the next year's work requirements. If during the initial six years of the Alcaravan Contract, Harken discovers one or more fields capable of producing oil or gas in quantities that are economically exploitable and Ecopetrol agrees that such field is economically exploitable (a "commercial discovery"), the term of the Alcaravan Contract will be extended for a period of 22 years from the date of such commercial discovery. Harken has completed all work requirements for the first three years of the Alcaravan Contract.

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

         Harken spudded the Estero #1 exploratory well located on the Palo Blanco prospect within the Alcaravan area in early February 1997, and drilled to a depth of 8,608 feet to test the Carbonera, Mirador, Guadalupe, Gacheta and Ubaque formations. Initial production testing of the Ubaque formation of the Estero #1 well, produced with an electric submersible pump, indicated a rate of 4,116 barrels of oil per day. This production rate was limited by the capacity of the submersible pump and surface storage facilities at the location. Harken is currently investigating potential methods to efficiently produce this field, including possible pipeline connections and trucking arrangements. Harken currently plans to initiate production by trucking operations late in the fourth quarter of 1997.

         Harken de Colombia, Ltd. has entered into an operating agreement (the "Rochester Agreement") with Rochester Energy Corporation ("Rochester", a Canadian corporation) pursuant to which Rochester has paid 331/3% of the aggregate costs of the Estero #1 well, and 25% of the aggregate costs related to the second well to be drilled on the Palo Blanco prospect, the Estero #3, and the initial well to be drilled on the Anteojos prospect, the Canacabare #1. In exchange, Rochester, upon its full performance, will acquire a beneficial interest equal to 25% of the interest held by Harken de Colombia, Ltd. in these wells. The Estero #3 well and the Canacabare #1 well are scheduled to begin drilling during the fourth quarter of 1997 or early 1998.

         Harken de Colombia, Ltd. has entered into a financing agreement ("the Parkcrest Financing Agreement") with Parkcrest Explorations, Ltd. ("Parkcrest", a Canadian corporation) which covers the Palo Blanco prospect and included options on additional prospects, all located within the Alcaravan Contract area. Under the terms of the Parkcrest Financing Agreement, Parkcrest paid a project fee of $250,000 to Harken and prepaid 331/3% of the estimated drilling and completion costs of the Estero #1 well and 25% of the aggregate costs of the Estero #3 well to be drilled on the Palo Blanco prospect in exchange for a beneficial interest equal to 25% of the interest held by Harken de Colombia, Ltd. in these wells.

         Bocachico Contract -- In January 1994, Harken de Colombia, Ltd. signed its second Association Contract (the "Bocachico Contract") with Ecopetrol, covering the Bocachico Contract area. Under the Bocachico Contract, Harken has acquired the exclusive rights to conduct exploration activities and drilling on this area, which covers approximately 192,000 acres in the Middle Magdalena Valley of Central Colombia. During the initial six year term of the Bocachico Contract, if Harken makes a commercial discovery on one or more prospect areas in the contract area, the contract covering such prospect area(s) will be further extended for a period of 22 years from the date of any commercial discovery of oil and/or gas. The production sharing arrangements under the Bocachico Contract are substantially similar to those under the Alcaravan Contract. Harken has completed all work requirements for the first three years of the Bocachico Contract. Harken has committed to drill an additional well on the Bocachico Contract acreage thereby extending the Bocachico Contract into the fourth year.

         Harken spudded its first well on this Bocachico Contract area, named the Torcaz #2 well, in July 1996. This well was completed and initially tested at the rate of 635 barrels per day. Harken encountered numerous mechanical problems with the down-hole submersible electric pump compounded by apparent reservoir formation damage which may have occurred in the completion process. As of early October 1997, Harken was able to recomplete Torcaz #2, using techniques that Harken proved to be successful on Torcaz #3, and eliminate the formation damage, flow restrictions and sand production problems encountered in the original Torcaz #2 wellbore. The recompleted Torcaz #2 produced at initial test rates in excess of 650 barrels per day.

         In late April 1997, Harken began drilling operations on the Torcaz #3 well, located on the Rio Negro prospect in the Bocachico Contract area. This well initially tested at a rate of 643 barrels per day. Harken is currently in the process of evaluating trucking arrangements for the potential sale of test production during late 1997 for both the recompleted Torcaz #2 and Torcaz #3 wells. Harken is also in the process of acquiring approximately 500 kilometers of new seismic data to further evaluate portions of both the Bocachico and Cambulos Contract areas.

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

         Harken is currently conducting the obligatory work program required during the first two years of the Cambulos Association contract which consist of the reprocessing of 400 km of existing seismic data and the acquisition of new seismic data. During each of the third through the sixth contract years, Harken may elect to continue the contract by committing to the drilling of at least one exploratory well during each contract year.

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

         Harken is also in the process of acquiring approximately 500 kilometers of new seismic data to further evaluate portions of both the Bocachico and Cambulos Contract areas.

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

         Harken plans to horizontally drill a three well exploratory program on the Bolivar Contract area in which Harken intends to keep 100% of the ownership interest. Catalina #1 will be the first horizontal wellbore drilled in a vertically fractured reservoir in Colombia. On November 10, 1997, Harken announced that it had begun drilling operations on the Catalina #1 in the Bolivar Contract area.

(6)      DEVELOPMENT FINANCE AGREEMENTS

         Rio Negro Development Finance Agreement -- In October 1995, Harken entered into a Development Finance Agreement (the "Rio Negro Development Finance Agreement") with Arbco Associates L.P., Offense Group Associates L.P., Kayne Anderson Nontraditional Investments L.P. and Opportunity Associates L.P. (collectively, the "Rio Negro Investors"), pursuant to which the Rio Negro Investors agreed to provide up to $3,500,000 to Harken to finance drilling on the Rio Negro prospect in the Bocachico Contract area in exchange for the right to receive future payments from Harken equal to 40% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from the Rio Negro prospect (the "Rio Negro Participation"). See Note 5 -- Colombian Operations for further discussion of the Rio Negro prospect and the Bocachico Contract area.

         In March 1997, Harken and the Rio Negro Investors entered into a Conversion Agreement whereby Harken purchased 75% of the Rio Negro Participation relating to the Rio Negro Development Finance Agreement in exchange for 900,000 restricted shares of Harken common stock which were issued within 30 days following closing. From the remaining 25% of the Rio Negro Participation retained, the Rio Negro Investors have the right to receive 10% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from the Rio Negro prospect.

         Palo Blanco Development Finance Agreements -- In June 1996, Harken, along with Harken de Colombia, Ltd., entered into separate Development Finance Agreements with two investors. Under the terms of the agreements, the two investors agreed to provide an aggregate of $2,500,000 to finance the drilling of a well on the Palo Blanco prospect in the Alcaravan Association Contract area. See Note 5 - Colombian Operations for further discussion of the Alcaravan Association Contract. In return for the $2,500,000, the investors were initially granted a beneficial interest in 40% of the net profits from the Palo Blanco prospect which might have been received by Harken de Colombia, Ltd. In 1996, the investors exercised their rights under the agreement to convert one-half of their beneficial interest into 599,988 shares of restricted Harken common stock. During the first quarter of 1997, the investors exercised their right to convert the remaining portion of their beneficial interest into an additional 599,988 shares of restricted Harken common stock.

         EnCap Development Finance Agreement -- In October 1997, Harken entered into a Development Finance Agreement (the "EnCap Development Finance Agreement") with EnCap Energy Capital Fund III, L.P., EnCap Energy Capital Fund III-B, L.P., BOCP Energy Partners, L.P. and Energy Capital Investment Company PLC (collectively the "EnCap Investors"), pursuant to which the EnCap Investors provided $25 million (the "Payment Amount"), less a 2% investment banking fee, to Harken to finance the drilling of the initial wells on three unexplored oil and gas prospects in the Middle Magdalena Basin of Colombia. As part of the transaction, Harken issued 150,000 shares of Harken common stock to the EnCap Investors. The three well exploratory program contemplates the drilling of one prospect on Harken's Bocachico Contract area and the drilling of two prospects on Harken's Cambulos Contract area. See Note 5 -- Colombian Operations for further discussion of the Bocachico and Cambulos Contract areas. In exchange, the EnCap Investors received the right to receive future payments from Harken equal to 5% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from each of the three prospects if the planned drilling on the prospect is successful (the "EnCap Participation"). Pursuant to the EnCap Development Finance Agreement, Harken is obligated to drill each of the three wells prior to October 2000.

         Pursuant to the EnCap Development Finance Agreement, the EnCap Investors have the right, for a period of two years beginning in October 1998, to convert all or part of the EnCap Participation into shares of Harken common stock. The number of shares of Harken common stock to be issued upon conversion of the EnCap Participation will be equal to the quotient of (i) the Payment Amount (less any distributions made in respect of the EnCap Participation) plus an amount equal to 15% interest per annum on the net Payment Amount compounded monthly (the "Invested Amount"), divided by (ii) the market price of Harken common stock at the time of conversion. During the same two year period, Harken also has the right to convert the EnCap Participation into shares of Harken common stock with the number of shares of Harken common stock to be issued to be equal to the quotient of (i) the Payment Amount (less any distribution made in respect of the EnCap Participation) plus an amount equal to 25% interest per annum on the net Payment Amount compounded monthly, divided by (ii) the market price of Harken common stock at the time of conversion. Harken can also elect to pay cash upon any conversion of the EnCap Participation in lieu of issuing Harken common stock. The EnCap Development Finance Agreement also provides for additional shares of Harken common stock to be issued by Harken in the event of a conversion to the extent that the EnCap Investors do not, under certain circumstances, realize the Invested Amount from the sale of shares of Harken common stock issued at the conversion. See Note 11 -- Related Party Transactions for a discussion of the relationship between Harken and the EnCap Investors.

(7)      EUROPEAN CONVERTIBLE NOTES PAYABLE

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

         During the last half of 1996, holders of 6 1/2% European Notes totaling $1,400,000 exercised their conversion option and such holders were issued 560,000 shares of Harken common stock. During the first six months of 1997, holders of 6 1/2% European Notes totaling $19,300,000 exercised their conversion option and such holders were issued 7,720,000 shares of Harken common stock. In February 1997, Harken met the market price criteria necessary to call for mandatory conversion of the 6 1/2% European Notes and on June 2, 1997 formally called the 6 1/2% European Notes for conversion on July 31, 1997. On July 31, 1997, Harken converted the remaining 6 1/2% European Notes into 7,720,000 shares of Harken common stock.

         5 1/2% European Notes -- On June 11, 1997, Harken issued to qualified purchasers a total of $70 million in 5 1/2% Senior Convertible Notes ( the "5 1/2% European Notes") which mature on June 10, 2002. In connection with the sale and issuance of the 5 1/2% European Notes, Harken paid approximately $5,174,000 from the 5 1/2% European Notes proceeds for commissions and issuance costs. Interest incurred on these notes is payable semi-annually in June and December of each year to maturity or until the 5 1/2% European Notes are converted. Such 5 1/2% European Notes are convertible into shares of Harken common stock at an initial conversion price of $5.00 per share, subject to adjustment in certain circumstances ("the 5 1/2% European Note Conversion Price"). A five percent premium on the number of shares of Harken common stock issuable on conversion will be payable to holders converting the 5 1/2% European Notes prior to December 11, 1997. The 5 1/2% European Notes are also convertible by Harken into shares of Harken common stock after one year following issuance, if for any period of thirty consecutive days commencing on or after June 11, 1997, the average of the closing prices of Harken common stock for each trading day during such thirty day period shall have equaled or exceeded 130% of the 5 1/2% European Note Conversion Price (or $6.50 per share of Harken common stock). In October 1997, Harken met the market price criteria necessary to call for mandatory conversion of the 5 1/2% European Notes. As of November 10, 1997, holders of 5 1/2% European Notes totaling $22,740,000 have exercised their conversion option and such holders were issued 4,775,400 shares of Harken common stock. The 5 1/2% European Notes are listed on the Luxembourg Stock Exchange.

         Upon closing, all proceeds from the sale of each of the European Notes issuances were each initially paid to a Trustee under the terms of a Trust Indenture covering each issue and held in separate interest bearing Trust accounts (the "Segregated Accounts") to be maintained for Harken's benefit, until the Trustee is presented with evidence of sufficient asset value, as defined in the Trust Indenture, held by Harken to permit an advance of a portion of the proceeds. Until all of the 5 1/2% European Notes are converted, Harken must maintain an Asset Value Coverage Ratio equal to or greater than 1:1 which is calculated as the ratio of (i) the sum of (x) 100% of the aggregate amount of Harken's cash on deposit in the Segregated Accounts plus (y) 50% of the net present value of Harken's domestic unencumbered total proved reserves plus (z) 25% of the net present value of Harken's Colombian total proved reserves to (ii) the aggregate outstanding principal amount of the 5 1/2% European Notes. Upon a conversion, any proceeds attributable to the 5 1/2% European Notes converted which remain in the Segregated Accounts may be withdrawn by Harken without regard to the asset value then existing. Harken is in compliance with the Asset Value Coverage Ratio at September 30, 1997.

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

         All Segregated Account cash related to the 6 1/2% European Notes is reflected as a current asset at December 31, 1996 as Harken had the intent and ability to convert all outstanding 6 1/2% European Notes to Harken common stock prior to December 31, 1997. During March 1997, Harken transferred approximately $15.3 million of 6 1/2% European Note proceeds from the Segregated Accounts to Harken's operating cash account due to the conversions of the 6 1/2% European Notes. On July 31, 1997, Harken transferred the remaining approximately $21.3 million of 6 1/2% European Notes proceeds from the Segregated Accounts to Harken's operating cash account. All Segregated Account cash related to the 5 1/2% European Notes is reflected as a current asset at September 30, 1997 as all such cash is available according to the Trust Indenture. As of November 12, 1997, no 5 1/2% European Notes proceeds have been transferred from the Segregated Accounts. The initial cash proceeds from the issuance of the European Notes are not included in the Statement of Cash Flows because the proceeds are not considered to be cash equivalents. Transfers of proceeds from the Segregated Accounts are included in cash flows from financing activities in the accompanying consolidated statements of cash flows.

(8)      STOCKHOLDERS' EQUITY

         Common Stock -- Harken currently has authorized 150,000,000 shares of $.01 par common stock. At December 31, 1996 and September 30, 1997, Harken had issued 93,862,266 and 117,704,784 shares, respectively. Harken held 400,896 shares as treasury stock at a cost of $1,390,000 at December 31, 1996.

         Acquisition of Additional Four Corners Property Interests -- In April 1996, Harken acquired an additional interest in the Four Corners Properties in exchange for, among other consideration, 509,000 restricted shares of Harken common stock. See Note 2 -- Acquisitions for further discussion.

         Issuance of European Convertible Notes Payable -- At December 31, 1995, $2,450,000 of the 8% European Notes had been converted into 1,633,327 shares of Harken common stock. In 1996, all of the remaining outstanding 8% European Notes were converted into 8,366,648 additional shares of Harken common stock. In connection with the issuance of the 8% European Notes, Harken issued to the placement agents for the 8% European Notes warrants to purchase one million shares of Harken common stock at any time on or before May 11, 1999 at an exercise price of $1.50 per share. As of November 1, 1997 all but approximately 37,000 of these warrants had been exercised for shares of Harken common stock.

         In July 1996, Harken issued to qualified purchasers a total of $40 million in 6 1/2% European Notes which were to mature on July 30, 2000. The 6 1/2% European Notes were convertible under certain terms into approximately 16,000,000 shares of Harken common stock. During the last half of 1996, holders of 6 1/2% European Notes totaling $1,400,000 exercised their conversion option and such holders were issued 560,000 shares of Harken common stock. During the first six months of 1997, holders of 6 1/2% European Notes totaling an additional $19,300,000 exercised their conversion option and such holders were issued 7,720,000 shares of Harken common stock, a portion of which had been held as treasury shares. In February 1997, Harken met the market price criteria necessary to call for mandatory conversion of the 6 1/2% European Notes (see
Note 7 -- European Convertible Notes Payable for further discussion), and on July 31, 1997, Harken converted the remaining $19,300,000 balance of the 6 1/2% European Notes into 7,720,000 shares of Harken common stock.

         In connection with the issuance of the 6 1/2% European Notes, Harken issued to the placement agents for the 6 1/2% European Notes warrants to purchase 1,280,000 shares of Harken common stock at any time on or before July 31, 1999 at an exercise price of $2.50 per share. In July 1997, approximately 492,000 of these warrants were exercised for shares of Harken common stock.

         In June 1997, Harken issued to qualified purchasers a total of $70 million in 5 1/2% European Notes which mature on June 11, 2002. The 5 1/2% European Notes are convertible under certain terms into a maximum of approximately 14,700,000 shares of Harken common stock. In connection with the issuance of the 5 1/2% European Notes, Harken issued to the placement agents for the 5 1/2% European Notes warrants to purchase 1,120,000 shares of Harken common stock at any time after December 11, 1997 and on or before December 11, 1999 at an exercise price of $5.00 per share. Prior to September 30, 1997, holders of 5 1/2% European Notes totaling $12,070,000 exercised their conversion option and such holders were issued 2,534,700 shares of Harken common stock. Subsequent to September 30, 1997 and as of November 10, 1997, holders of 5 1/2% European Notes totaling an additional $10,670,000 have exercised their conversion option and such holders were issued 2,240,700 shares of Harken common stock.

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

         Acquisition of EnerVest Properties -- On July 10, 1996, Harken Exploration acquired the EnerVest Properties for a purchase price valued at approximately $15,200,000 and the assumption of certain operational liabilities relating to these properties. See Note 2 -- Acquisitions for further discussion. As partial consideration for the properties, Harken issued 1,550,000 in shares of Harken common stock issued after closing. Pursuant to a Resolution and Settlement Agreement in March 1997, Harken issued an additional 1,400,000 shares of common stock as final consideration for the properties. Harken also issued to EnerVest warrants to purchase, for a period of three years from closing, 300,000 restricted shares of Harken common stock at an exercise price of $2.75 per share. During the third quarter of 1997, the holder exercised warrants to purchase 100,000 shares of Harken common stock

         Acquisition of Cal-T Properties -- In August 1997, Harken acquired working interests in the Cal-T Properties in exchange for 565,000 shares of Harken common stock. See Note 2 -- Acquisitions for further discussion.

         Rio Negro Development Finance Agreement -- In March 1997, Harken and the Rio Negro Investors entered into a Conversion Agreement whereby Harken purchased 75% of the Participation relating to the Rio Negro Development Finance Agreement for 900,000 restricted shares of Harken common stock. These shares were issued in April 1997. See Note 6 -- Development Finance Agreements for further discussion of the Rio Negro Development Finance Agreement.

         Palo Blanco Development Finance Agreements -- In June 1996, Harken, along with Harken de Colombia, Ltd., entered into two separate Development Finance Agreements with two investors. In 1996, the investors exercised their rights under the agreements to convert one-half of their beneficial interest into 599,988 shares of restricted Harken common stock, and during the first quarter of 1997, exercised their rights to convert the remaining portion of their beneficial interest into 599,988 shares of restricted Harken common stock. See Note 6 -- Development Finance Agreements for further discussion.

         EnCap Development Finance Agreement -- In October 1997, Harken and the EnCap Investors entered into a Development Finance Agreement under which the EnCap Investors advanced approximately $25 million to finance the drilling of three wells in the Middle Magdalena Basin of Colombia. Pursuant to the EnCap Development Finance Agreement, both Harken and the EnCap Investors have the right under certain circumstances to convert all or part of the EnCap Participation into shares of Harken common stock. Harken also issued 150,000 shares of Harken common stock to the EnCap Investors. See Note 6 -- Development Finance Agreements for further discussion of the EnCap Development Finance Agreement and Note -- 11 Related Party Transactions for further discussion of the EnCap Investors.

(9)      PER SHARE DATA

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

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128") which will be adopted in December 1997. Under SFAS 128, weighted average shares outstanding under basic and diluted earnings per share calculations would not have been materially different for either the three month or nine month period ended September 30, 1997.

(10)     INCOME TAXES

         At September 30, 1997, Harken had available, for federal income tax reporting purposes, net operating loss (NOL) carryforward for regular tax purposes of approximately $66,000,000 which expires in 1997 through 2012, alternative minimum tax NOL carryforward of approximately $55,000,000 which expires in 1997 through 2011, investment tax credit carryforward of approximately $842,000 which expires in 1997 through 2002, statutory depletion carryforward of approximately $1,803,000 which does not have an expiration date, and a net capital loss carryforward of approximately $12,415,000 which expires in 2007 through 2011. Approximately $16,000,000 of the net operating loss carryforward has been acquired with the purchase of subsidiaries and must be used to offset future income from profitable operations within those subsidiaries.

         Total deferred tax liabilities, relating primarily to property and equipment, as of September 30, 1997, computed under the provisions of the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", were approximately $2,720,000. Total deferred tax assets, primarily related to the net operating loss carryforward, were approximately $22,171,000 as of September 30, 1997. The total net deferred tax asset is offset by the valuation allowance of approximately $19,451,000 at September 30, 1997.

(11)     RELATED PARTY TRANSACTIONS

         In June 1997, Harken added a new director to its Board of Directors. The new director is also a managing director of EnCap Investments L.C. ("EnCap"). EnCap has historically provided financial consulting and investment banking services to Harken.

         In connection with the June 1997 placement of the 5 1/2% European Notes, EnCap received as a financial consulting fee a warrant to purchase 50,000 shares of Harken common stock at any time after December 11, 1997 and on or before December 11, 1999 at an exercise price of $5.00 per share.

         As described in Note 6 -- Development Finance Agreements, in October 1997, Harken entered into a Development Finance Agreement with the EnCap Investors. EnCap serves as the general partner of three of the EnCap Investors and the new Harken director serves as a director of the fourth EnCap Investor. In connection with the EnCap Development Finance Agreement, EnCap received an investment banking fee of $500,000.

(12)     COMMITMENTS AND CONTINGENCIES

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

         Texaco, the plant's operator, received a letter from the EPA dated July 21, 1991 and a subsequent letter dated June 8, 1992, in which the EPA requested certain information in order to determine if there had been at the Aneth Gas Plant the release of hazardous substances into the environment. Texaco has advised HSW that certain information was supplied to the EPA pursuant to this request. Subsequently, core samples in and around certain pit areas were taken by the EPA and Texaco jointly and a Phase II environmental investigation was undertaken. A closure plan has been approved by the EPA and is in progress.

         The prior owner of the Aneth Gas Plant facility, El Paso Natural Gas, has agreed to accept financial responsibility for a portion of the remediation work. Texaco and the other current plant owners, including HSW, have entered into a formal agreement with the prior owner to allocate costs between remediation work that is mandated by the EPA and other remediation work that is determined to be carried out by the parties. The prior owner will bear approximately 86% of the costs of mandated remediation as well as certain other related expenses. The prior owner will not be responsible for other remediation work that does not fall within the mandated category. At this time, however, it is impossible for HSW to accurately estimate the costs of the cleanup at the Aneth Gas Plant facility or the amount of such total costs the indemnification from the prior owner will cover for the mandated remediation work. Harken has accrued a contingency reserve of $239,000 at September 30, 1997 for management's best estimate of its share of remediation expenditures.

         Harken has accrued approximately $1,606,000 at September 30, 1997 relating to other operational or regulatory contingent liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including the guarantee of certain lease obligations of a former subsidiary, which in management's opinion, will not result in significant loss exposure to Harken.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

         Certain statements included in the accompanying condensed financial statements and in the following discussion and analysis of financial condition and results of operations, including statements of Harken management's current expectations, intentions, plans and beliefs, are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934, and are dependent on certain events, risks and uncertainties that may be outside of Harken's control. These forward-looking statements include statements of management's plans and objectives for Harken's future operations and statements of future economic performance, information regarding Colombian drilling schedules, expected or planned production capabilities, Harken's capital budget and future capital expenditures and the sufficiency and availability of capital resources needed to fund such future capital expenditures. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including general economic conditions; the timing of environmental and other necessary administrative permits; the impact of the activities of OPEC and other competitors; the impact of possible geopolitical occurrences world-wide; the results of financing efforts; changes in laws and regulations; capacity, deliverability and supply constraints or difficulties; unforeseen engineering and mechanical or technological difficulties in drilling or working over wells; and other risks described in Harken's filings with the Securities and Exchange Commission.

OVERVIEW

         Harken reported net income for the nine months ended September 30, 1997 of $152,000 compared to a net loss of $183,000 for the prior year period. Total revenues were derived from domestic oil and gas operations and interest income and increased from approximately $9.0 million during the nine months ended September 30, 1996 to approximately $13.3 million for the same period in 1997, primarily due to an acquisition consummated in July 1996 that increased Harken's producing properties and oil and gas reserves and due to a significant increase in interest income from invested cash balances. Gross profit from oil and gas operations before depreciation and amortization, general and administrative and interest expenses totaled approximately $6.3 million during the nine months ended September 30, 1997 compared to approximately $5.1 million for the prior year period. Harken expects that its monthly operating revenues, expenses and gross profit from oil and gas operations will remain at current levels during the remainder of 1997 and until such time as it commences production from its Colombian operations.

         Internationally, on November 10, 1997, Harken commenced drilling operations on the Catalina #1 well which is located on the Bolivar Contract area in the Middle Magdalena Basin of Colombia. The well is the first of a three well exploratory program and will be the first horizontal wellbore drilled in a vertically-fractured reservoir in Colombia. During the third quarter of 1997, Harken redrilled the production interval of the Torcaz #2 well, which had been drilled in 1996. The recompleted Torcaz #2 remediation wellbore produced at rates in excess of 650 barrels of oil per day. Harken is continuing to investigate potential methods to produce the fields discovered by the Torcaz #2 well in addition to the Torcaz #3 and Estero #1 wells drilled earlier in 1997, including possible pipeline connections and trucking arrangements. Harken anticipates that it will initiate production by trucking operations late in the fourth quarter of 1997.

                              RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected Harken's earnings and balance sheet during the periods included in the accompanying consolidated financial statements.

                                               THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                 SEPTEMBER 30,                               SEPTEMBER 30,
                                 ------------------------------------      ---------------------------------------
                                       1996                  1997                   1996                    1997
                                 ----------------      -----------------      -----------------      ------------------
        EXPLORATION AND                                           (Unaudited)
          PRODUCTION
          OPERATIONS

REVENUES
  Oil sales revenues             $      2,444,000      $       1,976,000     $         5,274,000      $       6,111,000
     Oil volumes in barrels               118,000                106,000                 262,000                312,000
     Oil price per barrel        $          20.71      $           18.64     $             20.13      $           19.59
  Gas sales revenues             $      1,092,000      $       1,329,000     $         2,238,000      $       3,673,000
     Gas volumes in mcf                   459,000                478,000                 949,000              1,346,000
     Gas price per mcf           $           2.38      $            2.78     $              2.36      $            2.73
  Gas plant revenues             $        143,000      $         203,000     $           552,000      $         568,000

OTHER REVENUES
  Interest Income                $        432,000      $       1,490,000     $           817,000      $       2,904,000
  Other Income                   $          4,000      $           2,000     $           165,000      $          22,000


For the quarter ended September 30, 1997 compared with the corresponding prior period.

DOMESTIC OPERATIONS

         Gross oil and gas revenues during the third quarter of 1996 and 1997 were generated by Harken's domestic exploration and production operations. During the third quarter of 1997 these domestic operations consisted primarily of the operations in the Four Corners area of Utah, Arizona and New Mexico, primarily on the Navajo Indian Reservation (the "Four Corners Properties"), onshore South Texas, and in the Western and Panhandle regions of Texas, as well as Harken's operations in the Magnolia region of Arkansas and the Carlsbad region of New Mexico, which were acquired as part of the EnerVest Property purchase in July 1996.

         Gross oil revenues decreased 19% to $1,976,000 during the third quarter of 1997 compared to $2,444,000 during the third quarter of 1996. This decrease in oil revenues during the third quarter of 1997 was caused primarily by normal production declines in the Four Corners area, and by lower prices received per barrel of oil during the quarter of $18.64 per barrel compared to $20.71 received during the third quarter of 1996.

         Gross gas revenues increased 22% to $1,329,000 for the three months ended September 30, 1997 compared to $1,092,000 for the prior year period, due to the August 1997 acquisition of the Cal-T Properties, which contributed approximately $92,000 to third quarter 1997 gas revenues. Also, Harken received an average price per mcf of $2.78 during the third quarter of 1997 compared to $2.38 received per mcf during the prior year period. Gas produced from the Panhandle Properties, with its associated products, is sold at approximately a 60% premium to posted gas prices in the region as a result of the high BTU content of such gas.

         Oil and gas operating expenses consist of lease operating expenses and gas plant expenses, along with a number of production and reserve based taxes, including severance taxes, property taxes, Utah conservation taxes and Navajo severance and possessory interest taxes. The increase in oil and gas operating expenses during the third quarter of 1997 compared to the prior year period is primarily a result of the above mentioned acquisitions of additional properties during the third quarter of 1996 and 1997. Third quarter 1997 oil and gas operating expenses increased as a percentage of oil and gas revenues as compared to the prior year period due to the net decrease in oil and gas revenues and due to increased well servicing costs, particularly for Harken's Panhandle Properties.

INTEREST AND OTHER INCOME

         Interest and other income increased during the third quarter of 1997 compared to the prior period due to the inclusion during 1997 of approximately $907,000 of interest income earned by Harken on proceeds received from the June 1997 issuance of $70 million of 5 1/2% European Notes. Such proceeds, net of European Notes issuance costs and amounts released and transferred, are initially maintained and invested in separate interest bearing bank accounts (the "Segregated Accounts"). In addition, Harken generated increased interest income from its larger balances of corporate cash, funded primarily from transfers during 1997 from the Segregated Accounts related to the 6 1/2% European Notes.

OTHER COSTS AND EXPENSES

         General and administrative expenses increased from $1,103,000 for the third quarter of 1996 to $1,571,000 for the third quarter of 1997, primarily as a result of increased personnel and office costs associated with the increased overall operations as well as increased corporate costs.

         Depreciation and amortization expense increased during the third quarter of 1997 compared to the prior year period despite slightly decreased equivalent barrel production levels due to increases in evaluated oil and gas property costs and increases in other fixed assets. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

         Interest expense and other increased during the third quarter of 1997 compared to the prior year period due to the June 1997 issuance of the 5 1/2% European Notes which generated interest expense of approximately $318,000 net of amounts of interest capitalized, and approximately $159,000 of net amortization of related issuance costs. Such amounts were greater than the corresponding costs in 1996 associated with the 6 1/2% European Notes.

For the nine months ended September 30, 1997 compared with the corresponding prior period.

         Gross oil revenues increased 16% to $6,111,000 during the first nine months of 1997 compared to $5,274,000 during the first nine months of 1996 primarily due to the additional production volumes added as a result of the July 1996 acquisition of the EnerVest Properties which contributed approximately $2,351,000 to 1997 oil revenues, compared to approximately $867,000 during 1996. Such increased oil revenues were partially offset by normal production declines on Harken's existing properties.

         Gross gas revenues increased 64% to $3,673,000 for the nine months ended September 30, 1997 compared to $2,238,000 for the prior year period, due primarily to the July 1996 acquisition of the EnerVest Properties consummated in July 1996. The EnerVest Properties contributed approximately $950,000 to 1997 gas revenues compared to approximately $229,000 during the prior year period. In addition, Harken received an overall average price per mcf of $2.73 per mcf of gas production during the first nine months of 1997 compared to $2.36 per mcf received during the first nine months of 1996. Harken also reflected increased gas production volumes from its South Texas properties during the first nine months of 1997 due to the successful completion of new gas wells drilled during late 1996 and early 1997.

         Oil and gas operating expenses consist of lease operating expenses and gas plant expenses, along with a number of production and reserve based taxes, including severance taxes, property taxes, Utah conservation taxes and Navajo severance and possessory interest taxes. The increase in oil and gas operating expenses compared to the prior year period is primarily a result of the above mentioned acquisition of the EnerVest Properties, which added approximately $882,000 to the first nine months of 1997 oil and gas operating expenses.

INTEREST AND OTHER INCOME

         Interest and other income increased during the first nine months of 1997 compared to the prior period due to the inclusion of approximately $1,117,000 of interest income earned by Harken on proceeds received from the June 1997 issuance of $70 million of 5 1/2% European Notes and approximately $790,000 from the July 1996 issuance of $40 million of 6 1/2% European Notes. European Note proceeds generated interest income of $600,000 during the nine months ended September 30, 1996. Such proceeds, net of European Notes issuance costs and amounts released and transferred, are initially maintained and invested in separate interest bearing bank accounts (the "Segregated Accounts"). In addition, Harken generated increased interest income from its larger balances of corporate cash, funded primarily from transfers from the Segregated Accounts.

OTHER COSTS AND EXPENSES

         General and administrative expenses increased from $2,900,000 for the first nine months of 1996 to $4,071,000 for the first nine months of 1997, primarily as a result of increased personnel and office costs associated with the increased overall operations as well as increased corporate costs. However, the first nine months of 1997 general and administrative expenses decreased slightly as a percentage of total revenues as compared to the prior year.

         Depreciation and amortization expense increased during the first nine months of 1997 compared to the prior year period consistent with the increased production levels from the acquired oil and gas property interests during 1996 and 1997. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

         Interest expense and other increased during the first nine months of 1997 compared to the prior year period due to the June 1997 issuance of the 5 1/2% European Notes and the July 1996 issuance of the 6 1/2% European Notes, which together generated interest expense of approximately $999,000 net of amounts of interest capitalized, and approximately $429,000 of net amortization of related issuance costs. Such amounts were greater than the corresponding costs in 1996 associated with the 8% and 6 1/2% European Notes.


                         LIQUIDITY AND CAPITAL RESOURCES

         Harken's working capital increased to approximately $101.5 million at September 30, 1997 from $43.8 million at December 31, 1996, primarily due to the June 11, 1997 issuance of 5 1/2% European Notes (see discussion below) which generated net available proceeds of approximately $65 million which are classified as a current asset.

         During the nine months ended September 30, 1997, Harken's cash and temporary investments increased approximately $34.2 million consisting primarily of transfers from the 6 1/2% European Notes Segregated Accounts of approximately $36.5 million following the conversions of the 6 1/2% European Notes to Common Stock, proceeds from the exercise of outstanding options and warrants of approximately $5.3 million, and advances received pursuant to the Palo Blanco Development Finance Agreement, Parkcrest Agreement and Rochester Agreement of approximately $6.9 million. Such activity was sufficient to fund capital expenditures of approximately $18.6 million. Cash flow provided by operations during the first nine months of 1997 totaled approximately $4.7 million. In addition, in October 1997, Harken received approximately $25 million from a Development Finance Agreement discussed below.

         Harken believes that cash flow from operations will be sufficient to meet its operating cash requirements in 1997 and 1998. Harken includes in cash and temporary investments certain balances which are restricted to use for specific project expenditures, collateral or for distribution to outside interest owners and are not available for general working capital purposes.

         On June 11, 1997, Harken issued to qualified purchasers a total of $70 million in 5 1/2% Senior Convertible Notes (the "5 1/2% European Notes") which mature on June 10, 2002. In connection with the sale and issuance of the 5 1/2% European Notes, Harken paid approximately $5,174,000 from the 5 1/2% European Notes proceeds for commission and issuance costs. Interest incurred on these notes is payable semi-annually in June and December of each year to maturity or until the 5 1/2% European Notes are converted. Such 5 1/2% European Notes are convertible into shares of Harken common stock at an initial conversion price of $5.00 per share, subject to adjustment in certain circumstances ("the 5 1/2 % European Note Conversion Price"). A five percent premium on the number of shares of Harken common stock issuable on conversion will be payable to holders converting the 5 1/2% European Notes prior to December 11, 1997. The 5 1/2% European Notes are also convertible by Harken into shares of Harken common stock after one year following issuance, if for any period of thirty consecutive days commencing on or after June 11, 1997, the average of the closing prices of Harken common stock for each trading day during such thirty day period shall have equaled or exceeded 130% of the 5 1/2% European Note Conversion Price (or $6.50 per share of Harken common stock). In November 1997, Harken gave notice as required under the Trust Indenture that it had met the market price criteria necessary to call for mandatory conversion of the 5 1/2% European Notes at any time after June 10,

1998. All proceeds from the sale of the 5 1/2% European Notes were initially paid at closing to a Trustee pursuant to a Trust Indenture and held in Segregated Accounts to be maintained for Harken's benefit.

         Until the 5 1/2% European Notes mature or are converted, the Trust Indenture under which the 5 1/2% European Notes were issued requires Harken to maintain an Asset Value Coverage Ratio, as defined in the Trust Indenture. For a detailed discussion of the 5 1/2% European Notes see "Notes to Consolidated Financial Statements, Note 7 -- European Convertible Notes Payable." As of September 30, 1997, Harken was in compliance with the Asset Value Coverage Ratio test and the full amount of net proceeds of the offering (approximately $65 million) was available. Once an amount of proceeds are available to be released from the Segregated Accounts, Harken may submit its request for the transfer of such proceeds at its discretion and according to its capital resource requirements. Subsequent to June 10, 1998, the remaining outstanding balance of the 5 1/2% European Notes is dependent solely on Harken's decision to mandatorily convert the remaining unconverted 5 1/2% European Notes. As of November 12, 1997, no 5 1/2% European Notes proceeds have been transferred from the Segregated Accounts.

         In order for a specific amount of proceeds to be released from the Segregated Accounts, Harken must demonstrate that the Asset Value Coverage Ratio test would continue to be met after such release of funds and that no Event of Default with respect to the 5 1/2% European Notes has occurred and is continuing at the date of such release. Such request must be accompanied by an independent reserve engineering report or other independent third party valuation of Harken's unencumbered proved reserves.

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

         In October 1997, Harken entered into a Development Finance Agreement (the "EnCap Development Finance Agreement") with certain investors (the "EnCap Investors") pursuant to which the EnCap Investors provided $25 million, less certain fees, to Harken to finance the drilling of the initial wells on three unexplored oil and gas prospects in the Middle Magdalena Basin of Colombia. In exchange, the EnCap Investors received the right to receive future payments from Harken equal to 5% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from each of the three prospects if the planned drilling on the prospect is successful. For a detailed discussion of the EnCap Development Finance Agreement, see "Notes to Consolidated Financial Statements, Note 6 -- Development Finance Agreements."

         Harken's operating strategy includes efforts to find additional opportunities to acquire domestic oil and gas reserves through domestic drilling activities and through merger and acquisitions, in exchange for cash, debt or issuance of Common Stock. In addition to Harken's efforts to develop and acquire domestic oil and gas reserves, Harken continues to be very active in exploration efforts internationally, particularly in Colombia. As of September 30, 1997, Harken's net investment in its Colombian operations has totaled approximately $28.2 million. Terms of each of the Association Contracts entered into between Harken de Colombia, Ltd. and Ecopetrol commit Harken to perform certain activities in accordance with a prescribed timetable. Failure by Harken to perform these activities as required could result in Harken losing its rights under the particular Association Contract, which could potentially have a material adverse effect on Harken's business. For a detailed discussion of each of the Association Contracts entered into between Harken de Colombia, Ltd. and Ecopetrol, see "Notes to Consolidated Financial Statements, Note 5 -- Colombian Operations."

         Capital expenditures related to Harken's Colombian operations are expected to total a minimum of approximately $27 million before partner contributions or Development Finance Agreements funding during 1997 and approximately $110 million before partner contributions during 1998. Harken anticipates that it will have sufficient cash available to fund all of its planned activities in Colombia for 1997 and 1998. Harken plans to drill a three well exploratory program in the Bolivar Contract area. Harken expects the drilling of the three horizontal wells will require approximately $20 million, with Harken retaining 100% ownership in these wells. In addition, Harken expects that the approximately $25 million received pursuant to the EnCap Development Finance Agreement will be sufficient to fund a majority of cash required to drill one prospect on the Bocachico Contract area and two prospects on the Cambulos Contract area as required to be drilled under the Agreement. The gross amount of these costs are included in Harken's total capital expenditure plans for 1997 and 1998.

         Harken anticipates that full development of Colombian reserves in the Alcaravan Contract area of the Llanos Basin and the Bocachico, Cambulos and Bolivar Contract areas of the Middle Magdalena Basin will take several years and may also require extensive production facilities and development activity which would require significant additional capital expenditures. The ultimate amount of such expenditures cannot be presently predicted. Harken anticipates that amounts required to fund its Colombian activities, including the above mentioned exploration programs and additional development expenditures, will be funded from existing cash balances, asset sales, the proceeds from the European Notes, future stock issuances, production payments, operating cash flows and from industry partners; however, there can be no assurances that Harken will have adequate funds available to it to fund all of its Colombian activities or that industry partners can be obtained to fund a portion of such Colombian activities.

         Domestically, Harken plans to continue development of proved undeveloped reserves on properties with minimal development risk in addition to a continual workover program on producing properties. Harken expects such costs to total approximately $4 million in 1998. The targeted results of these efforts are to maintain domestic production and cash flow levels during 1998. Harken expects that its increased domestic efforts will continue to be completed with a minimal amount of planned increases in general and administrative expenses for 1998 compared to the level of such expenses reflected during 1996 and 1997.

         The exploration, development and production of oil and gas are subject to various Colombian, Navajo, federal, state and local laws and regulations designed to protect the environment. Compliance with these regulations is part of Harken's day-to-day operating procedures. Infrequently, accidental discharge of such materials as oil, natural gas or drilling fluids can occur and such accidents can require material expenditures to correct. Harken maintains levels of insurance customary in the industry to limit its financial exposure. Management is unaware of any material capital expenditures required for environmental control during the next fiscal year.

         Harken has accrued approximately $1.8 million at September 30, 1997 relating to operational or regulatory contingent liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including a certain lawsuit and the guarantee of certain lease obligations of a former subsidiary, which in management's opinion, will not result in significant loss exposure to Harken.

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

Item 5.    Other Information.
           Not applicable.

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

           *10.1           Development Finance Agreement dated as of October 17,
                           1997, by and among Harken Energy Corporation and the other signatories thereto.

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



                                          Harken Energy Corporation
                                       -------------------------------
                                                (Registrant)





Date:     November 14, 1997         By:        /s/ Bruce N. Huff
     -----------------------------     -------------------------------
                                       Bruce N. Huff, Senior Vice President and
                                               Chief Financial Officer

                                  EXHIBIT INDEX

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

           *10.1           Development Finance Agreement dated as of October 17,
                           1997, by and among Harken Energy Corporation and the other signatories thereto.

           *27             Financial Data Schedules.
