Form 10-K405
period 1997-12-31
HARKEN ENERGY CORP
filed 1998-03-23
CIK 313478

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

     The aggregate market value of the voting Common Stock, par value $0.01 per share, held by nonaffiliates of the Registrant as of March 16, 1998 was approximately $640,000,000. For purposes of the determination of the above stated amount only, all directors, executive officers and 5% or more shareholders of the Registrant are presumed to be affiliates.

     The number of shares of Common Stock, par value $0.01 per share, outstanding as of March 16, 1998 was 122,781,347.

     DOCUMENTS INCORPORATED BY REFERENCE: DEFINITIVE PROXY MATERIALS FOR THE 1998 ANNUAL MEETING OF STOCKHOLDERS -- PART III, ITEMS 10, 11, 12, AND 13.

================================================================================

                                                 TABLE OF CONTENTS


                                                                                                             PAGE
                                                                                                             ----
PART I.

  ITEM  1.       Business..........................................................................             3

  ITEM  2.       Properties........................................................................            18

  ITEM  3.       Legal Proceedings.................................................................            18

  ITEM  4.       Submission of Matters to a Vote of Security Holders...............................            18

PART II.

  ITEM  5.       Market for Registrant's Common Equity and Related Stockholder Matters.............            19

  ITEM  6.       Selected Financial Information and Other Data.....................................            20

  ITEM  7.       Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.............................................................            21

  ITEM  8.       Financial Statements and Supplementary Data.......................................            29

  ITEM  9.       Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure..............................................................            61

PART III.

  ITEM 10.       Directors and Executive Officers of the Registrant................................            61

  ITEM 11.       Executive Compensation............................................................            61

  ITEM 12.       Security Ownership of Certain Beneficial Owners...................................            61

  ITEM 13.       Certain Relationships and Related Transactions....................................            61

PART IV.

  ITEM 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K...................            62

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         Harken Energy Corporation (together with its wholly-owned subsidiaries, "Harken") is engaged in oil and gas exploration, development and production operations both domestically and internationally through its various wholly-owned subsidiaries. Harken's domestic operations include oil and gas exploration, development and production operations in the Four Corners area of Utah, Arizona and New Mexico, in the onshore region of South Texas, in the Texas Panhandle region, in the Magnolia region of Arkansas and the Carlsbad region of New Mexico. Harken's international operations include six exclusive Colombian Association Contracts with the state-owned Colombian oil company.

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

INTERNATIONAL EXPLORATION AND DEVELOPMENT OPERATIONS

         Harken's international operations consist primarily of its exploration operations in the Republic of Colombia. Harken, through its wholly-owned subsidiary Harken de Colombia, Ltd. ("Harken Colombia"), currently holds six exclusive Association Contracts with Empresa Colombiana de Petroleos ("Ecopetrol"), the state-owned Colombian oil company.

         Alcaravan Contract -- During the fourth quarter of 1992, Harken Colombia and Ecopetrol entered into an Association Contract covering the Alcaravan area (the "Alcaravan Contract"). The Alcaravan Contract grants Harken Colombia the exclusive right to explore for, develop and produce oil and gas throughout approximately 210,000 acres in the Alcaravan area of Colombia. The Alcaravan area is located in Colombia's Llanos Basin and is located approximately 140 miles east of Santafe De Bogota. Harken Colombia is required to conduct a seismic and exploratory drilling program during the initial six years of the Alcaravan Contract (the "Exploration Period"). At the end of each of the first six years of the Alcaravan Contract, Harken Colombia has the option to withdraw from the Alcaravan Contract or to commit to the next year's work requirements. If during the Exploration Period of the Alcaravan Contract, Harken Colombia discovers one or more fields capable of producing oil or gas in quantities that are economically exploitable and Ecopetrol agrees that such field is economically exploitable (a "commercial discovery"), the term of the Alcaravan Contract related to the areas of commerciality will be extended for a period of 22 years from the date of such commercial discovery.

         Upon a discovery of a field capable of commercial production, and upon commencement of production from that commercial field, Ecopetrol will reimburse Harken Colombia for 50% of Harken

Colombia's successful well costs expended up to the point of declaration of a commercial discovery out of Ecopetrol's share of production. Production from the field following a commercial discovery will be allocated as follows: Ecopetrol, on behalf of the Colombian government, will receive a 20% royalty interest in all production and all production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Harken Colombia until cumulative production in such field reaches 60 million barrels of oil, after which Ecopetrol's share of production will progressively increase and Harken Colombia's share will progressively decrease until cumulative production from the field reaches 150 million barrels of oil, and thereafter all production will be allocated 70% to Ecopetrol and 30% to Harken Colombia. If more than one commercially declared field is discovered on the Alcaravan area, the production sharing percentages applicable to the field with the greatest cumulative production will be applied to all fields within the Alcaravan area. After declaration of a commercial discovery, Harken Colombia and Ecopetrol will be responsible for all future development costs and operating expenses in direct proportion to their interest in production.

         The Alcaravan Contract provides that at the end of the Exploration Period in February 1999, if a field capable of producing hydrocarbons in commercial quantities has been discovered, the Alcaravan Contract area will be reduced by 50%. Two years thereafter, the Alcaravan Contract area will be further reduced to 25% of the original area. Two years thereafter, the Alcaravan Contract area will be reduced to the area of the commercial field that is in production or development, plus a reserve zone of five kilometers in width around the productive boundary of such field. The commercial field plus the zone surrounding such field will become the area of exploitation. Harken Colombia will designate the acreage to be released.

         Harken Colombia has completed all of the work requirements of the first four years of the Alcaravan Contract. Harken Colombia has committed to drill an additional exploratory well, the Canacabare #1, thereby extending the Alcaravan Contract into the fifth year.

         In 1996, Harken Colombia entered into two separate agreements with industry partners, whereby each industry partner paid 1/3 of the cost of the Estero #1 well, plus certain additional costs and fees and acquired a 25% beneficial interest in the Palo Blanco Prospect. In addition, the industry partners have certain rights to acquire a beneficial interest in any other prospect on the Alcaravan acreage by paying a portion of the costs associated with such prospect. Each industry partner has acquired a 25% beneficial interest in the Anteojos prospect.

         Harken Colombia has to date drilled three wells on the Alcaravan acreage. The first well, the Alcaravan #1, was drilled in February 1995, and did not find commercial quantities of oil or gas.

         In February 1997, Harken Colombia drilled the Estero #1 well located on the Palo Blanco prospect. The Estero #1 well was drilled to a depth of 8,608 feet to test the Carbonera, Mirador, Guadalupe, Gacheta and Ubaque formations. During initial production testing of the Ubaque formation, the Estero #1 well produced at the rate of 4,116 barrels of oil per day. Harken Colombia believes that the production rate was limited by the capacity of the submersible pump and surface storage facilities at the location. In December 1997, Harken Colombia spudded the Estero #3, also located on the Palo Blanco Prospect. The Estero #3 has been drilled and completed and is currently being tested. Results are anticipated in late March or early April.

         Harken Colombia anticipates that it will initiate a 90 day production test (which period may be extended by the Colombian Mines and Energy Ministry) of the Estero #1 and, if successful, the Estero #3, in April 1998. Oil produced during the long-term test is anticipated to be sold and trucked to a pumping station approximately 20 miles away. It is anticipated that Harken Colombia will initially be able to truck and sell up to 1,000 barrels of oil per day.

         In order to produce and sell volumes in excess of the 1,000 barrels of oil per day which can be trucked from the two Estero wells, it will be necessary for Harken Colombia to construct a pipeline from the Estero wells to the closest existing pipeline approximately 6 kilometers from the Estero wells (the "Phase I Pipeline"). Construction of the Phase I Pipeline is anticipated to begin in April 1998 and is expected take approximately two months to complete. If, however, the Phase I Pipeline is not completed by the beginning of the rainy season, construction of the Phase I Pipeline will be suspended until the beginning of the next dry season in approximately December 1998. Upon completion of the Phase I Pipeline, it is anticipated that the Phase I Pipeline will be able to carry up to 2,200 barrels of oil per day. Harken Colombia is currently investigating methods to produce and sell volumes in excess of the capacity of the Phase I Pipeline.

         Harken Colombia anticipates that it will request Ecopetrol to declare the Palo Blanco field to be commercial in the second half of 1998. Under the terms of the Alcaravan Contract, Ecopetrol will have 90 days to decide whether or not to declare the field to be commercial. In the event a discovery is made and is not deemed to be commercially feasible by Ecopetrol, Ecopetrol may require Harken Colombia to expend up to $2 million over a one-year period to further develop the field, 50% of which will be reimbursed if Ecopetrol subsequently accepts the commercial feasibility thereof. If Ecopetrol does not declare the field commercial, Harken Colombia may continue to develop the field at its own expense. In such event, Ecopetrol will have the right to acquire a 50% interest after recovery by Harken Colombia of 200% of the amounts expended by Harken Colombia.

         On March 10, 1998, Harken Colombia spudded the Canacabare #1, the first exploratory well to be drilled on the Anteojos prospect. Harken Colombia anticipates that results on the well will be available in late April 1998.

         Harken Colombia plans to drill an additional exploratory well on the Alcaravan acreage, the Curi #1 located on the La Ceiba prospect in the first half of 1999.

         Bocachico Contract -- In January 1994, Harken Colombia signed its second Association Contract (the "Bocachico Contract") with Ecopetrol, covering the Bocachico Contract area. Under the Bocachico Contract, Harken Colombia has acquired the exclusive rights to conduct exploration activities and drilling on this area, which covers approximately 192,000 acres in the Middle Magdalena Valley of Central Colombia. During the exploratory period of the Bocachico Contract, if Harken Colombia makes a commercial discovery on one or more prospect areas in the contract area, the contract covering such prospect area(s) will be further extended for a period of 22 years from the date of any commercial discovery of oil and/or gas. The production sharing and acreage relinquishment arrangements under the Bocachico Contract are substantially similar to those under the Alcaravan Contract.

         Harken Colombia has fulfilled all of the work requirements for the first three years of the Bocachico Contract. The work requirements for the fourth year require Harken Colombia to drill one exploratory well by September 6, 1998. In addition, Harken Colombia has committed to drill an additional exploratory well, thereby extending the Bocachico Contract into its fifth year.

         In October 1995, Harken Colombia entered into a Development Finance Agreement (the "Rio Negro Development Finance Agreement") with four institutional investors (the "Rio Negro Investors"), pursuant to which the Rio Negro Investors provided up to $3,500,000 to Harken Colombia to finance a portion of the drilling of two wells on the Rio Negro prospect in the Bocachico Contract area in exchange for the right to receive future payments from Harken Colombia equal to 40% of the net profits that Harken Colombia may derive from the sale of oil and gas produced from the Rio Negro prospect (the "Participation") if the planned drilling on that prospect is successful. In March 1997, Harken entered into an agreement with the Rio Negro Investors pursuant to which the Participation was reduced to 10% from 40% in exchange for 900,000 shares of Common Stock.

         Harken Colombia spudded its first well on the Bocachico Contract area, the Torcaz #2 located on the Rio Negro Prospect, in July 1996. This well was completed and initially tested at the rate of 635 barrels per day. Harken Colombia encountered numerous mechanical problems with the down-hole submersible electric pump compounded by apparent reservoir formation damage which may have occurred in the completion process. In October 1997, Harken Colombia recompleted this well, which produced at initial test rates in excess of 650 barrels per day. Harken Colombia believes that problems initially encountered with this well have now been corrected. In April 1997, Harken Colombia spudded the second well on the Rio Negro Prospect, the Torcaz #3. The well initially tested at the rate of 643 barrels per day. Harken Colombia anticipates initiating a 120 day production test (which period may be extended by the Colombian Mines and Energy Ministry) of the Torcaz #2 and Torcaz #3 wells. Production will be sold to a local purchaser at the well site. Harken Colombia will study the production from the Torcaz #2 and Torcaz #3 wells in order to determine the optimum equipment with which to produce the heavy crude encountered in such wells. Harken Colombia plans to drill a third well on the Rio Negro prospect, the Torcaz #5, in the second half of 1998.

         Harken Colombia is currently investigating methods to efficiently develop and produce the Rio Negro field, and plans to request Ecopetrol to declare the Rio Negro field to be commercial in the second half of 1998. The commerciality process is similar to the process provided under the Alcaravan Contract.

         In October and December 1997, Harken entered into two separate Development Finance Agreements with institutional investors (collectively the "Institutional Investors"), pursuant to which the Institutional Investors provided $31.5 million of net proceeds to Harken to finance the drilling of the initial wells on three unexplored oil and gas prospects in the Middle Magdalena Basin of Colombia, including one prospect on the Bocachico acreage. In exchange, the Institutional Investors received the right to receive future payments from Harken equal to 6.4% of the net profits that Harken Colombia may derive from the sale of oil and gas produced from each of the three prospects if the planned drilling on the prospect is successful.

         Cambulos Contract -- In September 1995, Harken Colombia signed an additional Association Contract (the "Cambulos Contract") with Ecopetrol, covering the Cambulos Contract area. Under the Cambulos Contract, Harken Colombia has acquired the exclusive rights to conduct exploration activities in the Cambulos Contract area, which covers approximately 300,000 acres in the Middle Magdalena Valley of Central Colombia.

         During the first two years of the Cambulos Contract, Harken Colombia was required to conduct geologic studies on the lands covered by this contract, including reprocessing of at least 400 kilometers of existing seismic data and the acquisition of at least 90 kilometers of new seismic data. Harken Colombia has completed the work program for the first two years of the Cambulos Contract, and is required to submit a proposal to Ecopetrol by May 16, 1998 to reduce the acreage covered by the Cambulos Contract to approximately 173,000 acres. Harken is currently negotiating an arrangement with Ecopetrol whereby

Harken Colombia would agree to drill an additional well in exchange for the obligation to return acreage. During each of the third through the sixth contract years, Harken Colombia may elect to continue the contract by committing to the drilling of at least one well during each contract year. Harken has committed to drill a well on the Cambulos acreage, which must be drilled by September 1998, thereby extending the Cambulos Contract into its third year.

         If during the exploratory period of the Cambulos Contract, Harken Colombia discovers a field capable of commercial production of oil or gas, the term of the Cambulos Contract will be extended for a period of 22 years from the date of such commercial discovery. Upon a commercial discovery and at the initiation of production from the commercial field, Harken Colombia will be reimbursed by Ecopetrol for 50% of all seismic costs and direct exploratory well costs (including costs related to dry holes) incurred prior to the point at which a declaration of a commercial discovery is made. Production from a commercial discovery will be allocated as follows: Ecopetrol, on behalf of the Colombian government, will receive a 20% royalty interest in all production, and all production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Harken Colombia until cumulative production from all fields in the Cambulos acreage reaches 60 million barrels of oil, after which Ecopetrol's share of production will increase progressively to 75% and Harken Colombia's share will decrease progressively to 25%, determined by a formula based on Harken Colombia's recovery of its total expenditures under the Cambulos Contract. After a declaration of a commercial discovery, Harken Colombia and Ecopetrol will be responsible for all future development costs and operating expenses in direct proportion to their interest in production. The acreage relinquishment provisions of the Cambulos Contract are substantially similar to those contained in the Alcaravan Contract.

         Harken Colombia currently plans to drill its first well on the Cambulos acreage, on the Emerald Mountain prospect, in May 1998. The Emerald Mountain prospect will be one of the three prospects covered by the Development Finance Agreement described above.

         Harken Colombia also plans to drill three additional wells to test three other prospects on the Cambulos acreage in the second half of 1998.

         Bolivar Contract -- In May 1996, Harken Colombia signed an additional Association Contract (the "Bolivar Contract") with Ecopetrol, covering the Bolivar Contract area. Under the Bolivar Contract, Harken Colombia has acquired the exclusive rights to conduct exploration activities in the Bolivar Contract area, which covers approximately 250,000 acres in the Northern Middle Magdalena Valley of Central Colombia.

         Harken Colombia has completed all of the work obligations for the first two years of the Bolivar Contract. During each of the third through the sixth contract years, Harken Colombia may elect to continue the contract by committing to the drilling of at least one well during each contract year. The production sharing and acreage relinquishment arrangements under the Bolivar Contract are substantially similar to those under the Cambulos Contract.

      In November 1997, Harken spudded its first well on the Bolivar Contract acreage, the Catalina #1. The Catalina #1 well was drilled as a horizontal well to test the Rosa Blanca formation. During initial production testing, the Catalina #1 well produced at rates averaging 7,073 barrels of oil per day and
11.5 million cubic feet of gas per day or 9,680 barrels of oil equivalent per day. Harken Colombia believes that production rates were limited by surface facilities, wellbore configurations and recovery of drilling fluids during the test. The well was designed to be drilled a horizontal distance of up to 6,000 feet. Harken Colombia elected to end the horizontal drilling at approximately 1,265 feet upon achieving significant production rates.

         On March 2, 1998, Harken Colombia spudded the Olivo #1. The Olivo #1 is being drilled from the same surface location as the Catalina #1 and will test the La Luna formation. The Olivo #1 well is planned to be drilled as a horizontal well, with a 1,500 to 6,000 foot horizontal section. Harken Colombia anticipates that results from the Olivo #1 will be available in May 1998.

         Following completion of the Olivo #1, Harken Colombia anticipates initiating a 90-day production test from the Catalina #1 and, if successful, the Olivo #1 (which period may be extended by the Colombian Mines and Energy Ministry). Oil produced during the production test will initially be sold and trucked to a pumping station approximately 32 miles away. It is expected that up to 3,000 barrels of oil can be trucked and sold per day. In order to produce and sell volumes in excess of the 3,000 barrels of oil per day which can be trucked from the two wells, it will be necessary for Harken Colombia to construct a pipeline from the two wells to the closest existing pipeline approximately five miles from the two wells. Subject to the timely receipt of environmental permits, construction of the pipeline is anticipated to begin in the second half of 1998 and is expected to be completed in 1999.

         Harken Colombia anticipates that it will request Ecopetrol to declare the Catalina field to be commercial in the second half of 1998. The commerciality process is similar to the process provided under the Alcaravan Contract. Harken Colombia also plans to drill two additional exploration wells on two additional prospects, the Palenque #1 and the Laurel #1, on the Bolivar acreage in the second half of 1998.

         Miradores Contract -- In December 1997, Harken Colombia signed an additional Association Contract (the "Miradores Contract") with Ecopetrol, covering the Miradores Contract area. Under the Miradores Contract, Harken Colombia has acquired the exclusive rights to conduct exploration activities in the Miradores Contract area, which covers approximately 32,000 acres in the Llanos Basin which are contiguous with the Alcaravan acreage.

         During the first year of the Miradores Contract, Harken Colombia is required to reprocess at least 165 kilometers of existing seismic data and acquire at least 25 kilometers of new seismic data. During each of the second through the sixth contract years, Harken Colombia may elect to continue the contract by committing to the drilling of at least one well during each contract year. The production sharing and acreage relinquishment provisions of the Miradores Contract are substantially similar to those contained in the Cambulos Contract.

         Each of the two industry partners who have acquired beneficial interests in the Alcaravan Contract have also acquired a similar 25% beneficial interest in the Miradores Contract.

         Harken Colombia anticipates drilling the first well on the Miradores acreage in late 1998. The well, the Miradores Norte #1, is located on the Palo Blanco prospect described above.

         Los Olmos Contract -- In March 1998, Harken Colombia signed the Los Olmos Association Contract (the "Los Olmos Contract") with Ecopetrol, covering the Los Olmos Contract area. Under the Los Olmos Contract, Harken Colombia has acquired the exclusive rights to conduct exploration activities in the Los Olmos Contract area, which covers approximately 374,000 acres in the Lower Magdalena Valley.

         During the first two years of the Los Olmos Contract, Harken Colombia is required to reprocess at least 500 kilometers of existing seismic data and acquire at least 120 kilometers of new seismic data and 2,000 kilometers of aeromagnetic data, and prepare an engineering study of the contract areas. During each of the third through the sixth contract years, Harken Colombia may elect to continue the contract by committing to the drilling of at least one well during each contract year. The production sharing and acreage relinquishment provisions of the Los Olmos Contract are substantially similar to those contained in the Cambulos Contract.

DOMESTIC EXPLORATION AND PRODUCTION OPERATIONS

         Harken operates or owns a non-operating working interest in 338 oil wells and 87 gas wells in the U.S. Harken's operations are located in the Paradox Basin in the Four Corners area of Arizona, Utah and New Mexico, the Texas Panhandle region, the onshore South Texas region, the Carlsbad region of New Mexico and the Magnolia region of Arkansas.

         Four Corners Operations -- Harken operates a total of 39 oil wells and 6 gas wells in the Four Corners area of Arizona, Utah, and New Mexico. Harken also owns an interest in the Aneth Gas Plant, a gas processing plant located in the Paradox Basin (Harken's interest in the Aneth Gas Plant and the Four Corners area oil and gas wells are hereinafter referred to as the "Four Corners Properties"). Harken acquired its initial 50% interest in these properties as a result of the February 1993 acquisition of Chuska Resources Corporation ("Chuska"). Harken's activities in the Four Corners area are carried out primarily through Harken Southwest Corporation ("HSW"), a wholly-owned subsidiary.

         HSW's operations in the Paradox Basin are primarily concentrated on the 16 million acre Navajo Indian Reservation, which comprises portions of Arizona, New Mexico and Utah. HSW currently has two operating agreements with the Navajo Tribe of Indians (the "Navajo Nation") allowing oil and gas exploration and development on an aggregate of 13,724 acres of Navajo tribal lands on the Reservation (the "Navajo Nation Lands"). HSW has the right to explore for, produce, and sell oil, natural gas, and other specified gases until July 20, 2012, under the Tribal Agreement effective July 20, 1987 (the "1987 Tribal Agreement") and until August 26, 2003, under the Tribal Agreement effective August 26, 1983 (the "1983 Tribal Agreement").

         The Navajo Nation receives 30% of gross revenues from the sale of production of oil and gas under the 1983 Tribal Agreement and 20% under the 1987 Tribal Agreement (23% with respect to proceeds from oil production in excess of $22 per barrel). Under both Tribal Agreements, the Navajo Nation is entitled to receive 50% of all gross proceeds recovered over $35 per barrel of oil. Under the 1983 Tribal Agreement, the Navajo Nation receives 50% of all gross proceeds over $4 per MCF of gas. Under the 1987 Tribal Agreement, the Navajo Nation receives 40% of all gross proceeds over $8 per MCF of gas.

         In order to develop the Navajo Nation Lands, in 1988, HSW entered into an operating agreement pursuant to which a group of investors acquired an undivided 50% interest in the gross proceeds receivable by HSW under the 1983 Tribal Agreement and the 1987 Tribal Agreement. Between 1994 and 1997, HSW reacquired the interests of all of these investors.

         Texas Operations -- Harken operates or owns a non-operated interest in 219 oil wells and 81 gas wells in Texas. Harken operates 185 oil wells and 38 gas wells in Hutchinson and Gray Counties, owns non-operated interests in 34 oil wells in Hockley County, and owns non-operated interests in 43 gas wells in various counties of the Texas Gulf Coast region. Harken acquired its Texas properties as a result of four acquisitions.

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

         On December 21, 1995, pursuant to a Purchase and Sale Agreement (the "Panhandle Purchase and Sale Agreement"), Harken Exploration Company, a wholly-owned subsidiary of Harken ("Harken Exploration"), acquired working interests in certain producing oil and gas leases located on approximately 6,800 acres in Hutchinson County, Texas, a gas gathering system located thereon, property and equipment related thereto and the surface rights to a 161 acre tract of land (the "Panhandle Properties"), in exchange for 2,500,000 shares of Common Stock (the "Purchase Shares"), $2,500,000 in cash and a promissory note of Harken Exploration in the principal amount of $13,000,000.

         On August 29, 1997, Harken, along with Harken Exploration, purchased working interests in oil and gas properties located in the panhandle region of Texas (the "Cal-T Properties"). The purchase price of approximately $3,416,000 consisted primarily of 565,000 shares of Harken common stock.

         New Mexico Operations -- Harken, through Harken Exploration, owns non-operated interests in 18 oil wells in the Carlsbad region of New Mexico. These properties were acquired as a part of the acquisition of the EnerVest Properties described below.

         Arkansas Operations -- Harken, through Harken Exploration, operates 26 oil wells and owns non-operated interests in 31 oil wells in Arkansas. On July 10, 1996 Harken Exploration purchased working interests in certain producing oil and gas properties located in the Magnolia area of Arkansas and in the Carlsbad area of New Mexico (the "EnerVest Properties") from EnerVest Acquisition-II Limited Partnership ("EnerVest"). The purchase price was approximately $15,200,000. Harken paid $5,000,000 cash at closing and issued 1,550,000 shares of Common Stock. Harken also issued to EnerVest warrants to purchase, over a period of three years from closing, 300,000 shares of Common Stock at an exercise price of $2.75 per share. Subsequently, Harken issued 1,400,000 shares of Common Stock in satisfaction of all remaining obligations to EnerVest.

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

         The executive officers of Harken as of December 31, 1997, their ages and positions held with Harken and their business experience for the past five years are listed below.

NAME                                  AGE               POSITION HELD WITH HARKEN
----                                  ---               -------------------------
Mikel D. Faulkner                     48                Chairman of the Board of Directors and
                                                        Chief Executive Officer
Richard H. Schroeder                  53                President, Chief Operating Officer and Director
Bruce N. Huff                         47                Senior Vice President, Chief Financial Officer
                                                        and Director
Stephen C. Voss                       47                Senior Vice President and Director
Joseph H. Clark                       66                Senior Vice President - Operations
Larry E. Cummings                     45                Vice President, Secretary and General Counsel
A. Wayne Hennecke                     39                Vice President and Treasurer
Gregory S. Porter                     32                Vice President - Legal

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

         Stephen C. Voss has served as a Director of Harken since July 1997. Mr. Voss has served as Senior Vice President of Harken since 1990. Mr. Voss has also served since 1990 as President of Harken International, Ltd., a wholly-owned subsidiary of Harken.

         Joseph H. Clark has served as Senior Vice President of Operations of Harken since April 1996. From December 1990 to April 1996, Mr. Clark served as Vice President of Production for Marsh Operating Company of Dallas, Texas. Mr. Clark is a registered Professional Engineer.

         Larry E. Cummings has served as Vice President, Secretary and General Counsel of Harken since 1983. Mr. Cummings previously served as Senior Legal Counsel and Vice President of Land for Harken from 1978 to 1983.

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

CAUTIONARY STATEMENTS

         Certain statements contained in this Annual Report, including statements of Harken management's current expectations, intentions, plans and beliefs, and statements containing the words "believes," "anticipates," "estimates," "expects," or "may," are forward-looking statements, as defined in
Section 21D of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance, timing or achievements of Harken to be materially different from any results, performance, timing or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

         Price Volatility -- The revenues generated by Harken are highly dependent upon the prices of crude oil and natural gas. Fluctuations in the energy market make it difficult to estimate future prices of crude oil and natural gas. Fluctuations in energy prices are caused by a number of factors, including regional, domestic and international demand, energy legislation, federal or state taxes (if any) on sales of crude oil and natural gas, production guidelines established by the Organization of Petroleum Exporting Countries ("OPEC"), and the relative abundance of supplies of alternative fuel such as coal. Additionally, changing international economic and political conditions may have a substantial impact upon crude oil and natural gas prices. All of these factors are beyond the control of Harken.

         Business Risks -- Harken must continually acquire or explore for and develop new oil and gas reserves to replace those being depleted by production. Without successful drilling or acquisition ventures, Harken's oil and gas assets, properties and the revenues derived therefrom will decline over time. To the extent Harken engages in drilling activities, such activities carry the risk that no commercially viable oil or gas production will be obtained. The cost of drilling, completing and operating wells is often uncertain. Moreover, drilling may be curtailed, delayed or canceled as a result of many factors, including shortage of available working capital, title problems, weather conditions, environmental concerns, shortages of or delays in delivery of equipment, as well as the financial instability of well operators, major working interest owners and drilling and well servicing companies. The availability of a ready market for Harken's oil and gas depends on numerous factors beyond its control, including the demand for and supply of oil and gas, the proximity of Harken's crude oil and natural gas reserves to pipelines, the capacity of such pipelines, fluctuations in seasonal demand, the effects of inclement weather, and government regulation. New oil and gas wells may be shut-in for lack of a market until a gas pipeline or gathering system with available capacity is extended into the area.

         International Operations -- Harken presently conducts significant operations in Colombia and anticipates that it will continue to conduct operations in Colombia and other foreign countries in the future. Foreign properties, operations or investments may be adversely affected by local political and economic developments, exchange controls, currency fluctuations, royalty and tax increases, retroactive tax claims, renegotiation of contracts with governmental entities, expropriation, import and export regulations and other foreign laws or policies governing operations of foreign-based companies, as well as by laws and policies of the United States affecting foreign trade, taxation and investment. In addition, as certain of Harken's operations are governed by foreign laws, in the event of a dispute, Harken may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States. Harken may also be hindered or prevented from enforcing its rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity. Exploration and production activities in areas outside the United States are also subject to the risks inherent in foreign operations, including loss of revenue, and property and equipment as a result of hazards such as expropriation, nationalization, war, insurrection and other political risks.

         Pursuant to the Foreign Assistance Act of 1961, the President of the United States is required to determine whether to certify that certain countries have cooperated with the United States, or taken adequate steps on their own, to achieve the goals of the United Nations Convention Against Illicit Traffic in Narcotic Drugs and Psychotropic Substances. In 1995, 1996, 1997 and 1998, the President did not certify Colombia. The 1995 and 1998 decertifications were subject to a so-called "national interest" waiver, effectively nullifying its statutory effects. Based on the 1996 and 1997 Presidential decertification, the United States imposed substantial economic sanctions on Colombia, including the withholding of bilateral economic assistance, the blocking of Export-Import Bank and Overseas Private Investment Corporation loans and political risk insurance, and the entry of the United States votes against multilateral assistance to Colombia in the World Bank and the InterAmerican Development Bank.

         The consequences of continued and successive United States decertifications of Colombian activities are not fully known, but may include the imposition of additional economic sanctions on Colombia in 1998 and succeeding years. The President also has authority to impose far-reaching economic, trade and investment sanctions on Colombia pursuant to the International Emergency Economic Powers Act of 1978, which powers were exercised in 1988 and 1989 against Panama in a dispute over narcotics trafficking activities by the Panamanian government. The Colombian government's reaction to United States sanctions could potentially include, among other things, restrictions on the repatriation of profits and the nationalization of Colombian assets owned by United States entities. Accordingly, imposition of the foregoing economic and trade sanctions on Colombia could materially affect the performance of the Common Stock and the Company's long-term financial results.

         Operating Hazards and Uninsured Risks -- The operations of Harken are subject to the inherent risks normally associated with exploration for and production of oil and gas, including blowouts, cratering, pollution, environmental liabilities and fires, each of which could result in damage to or destruction of oil and gas wells or production facilities or damage to persons and property. As is common in the oil and gas industry, Harken is not fully insured against all of these risks, either because insurance is not available or because Harken has elected to self-insure due to high premium costs. The occurrence of a significant event that is not fully insured against could have a material adverse effect on Harken's financial condition.

         Environmental Regulation -- Harken's domestic activities are subject to various Navajo Nation, federal, state, and local laws and regulations covering the discharge of material into the environment or otherwise relating to protection of the environment. In particular, Harken's oil and gas exploration, development, production, its activities in connection with storage and transportation of liquid hydrocarbons and its use of facilities for treating, processing, recovering, or otherwise handling hydrocarbons and wastes therefrom are subject to stringent environmental regulation by governmental authorities. In addition to these domestic laws and regulations, Harken's international operations are subject to the laws, regulations and governmental approvals of each foreign country in which it conducts activities including, but not limited to, environmental laws and regulations governing oil and gas operations. Such domestic and foreign laws and regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning Harken's oil and gas wells and other facilities.

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

         Imprecise Nature of Reserve Estimates -- Reserve estimates are imprecise and may be expected to change as additional information becomes available. Furthermore, estimates of crude oil and natural gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, there can be no assurance that the information regarding reserves set forth herein will ultimately be produced.

         Competitive Factors in the Oil and Gas Industry -- The oil and gas industry is highly competitive in all its phases. Competition is particularly intense with respect to the acquisition of desirable producing properties and the sale of crude oil and natural gas production. Harken's competitors in oil and gas exploration, development and production include major oil companies and numerous independent oil and gas companies, and individual producers and operators. Many of Harken's competitors possess and employ financial and personnel resources substantially greater than those which are available to Harken and may, therefore, be able to pay greater amounts for desirable leases and to define, evaluate, bid for and purchase a greater number of producing prospects than the financial or personnel resources of Harken will permit.

         Extensive Regulation -- The production of oil and gas is subject to extensive Navajo, federal and state laws, rules, orders and regulations governing a wide variety of matters, including the drilling and spacing of wells, allowable rates of production, prevention of waste and pollution and protection of the environment. In addition to the direct costs borne in complying with such regulations, operations and revenues may be impacted to the extent that certain regulations increase the costs of oil and gas production to below economic levels. Although the particular regulations applicable in each state in which operations are conducted vary, such regulations are generally designed to ensure that oil and gas operations are carried out in a safe and efficient manner and to ensure that similarly-situated operators are provided with reasonable opportunities to produce their respective fair shares of available crude oil and natural gas reserves. However, since these regulations generally apply to all oil and gas producers, management of Harken believes that these regulations should not put Harken at a material disadvantage to other oil and gas producers.

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

PROPERTIES AND LOCATIONS

         Production and Revenues -- The following table shows for the periods indicated operating information attributable to Harken's oil and gas interests:


                                                           YEAR ENDED DECEMBER 31,
                             -------------------------------------------------------------------------------
                                 1993             1994             1995             1996             1997
                             -----------      -----------      -----------      -----------      -----------
Production:
  Oil (Bbls)                     185,000          158,000          217,000          370,000          416,000
  Natural Gas (Mcf)              429,000          426,000          810,000        1,409,000        1,922,000
Revenues:
  Oil                        $ 2,989,000      $ 2,552,000      $ 3,985,000      $ 7,863,000      $ 8,029,000
  Natural Gas                $   792,000      $   806,000      $ 1,188,000      $ 3,611,000      $ 5,331,000
                             -----------      -----------      -----------      -----------      -----------
    Total                    $ 3,781,000      $ 3,358,000      $ 5,173,000      $11,474,000      $13,360,000
                             ===========      ===========      ===========      ===========      ===========

Unit Prices:
  Oil (per Bbl)              $     16.16      $     16.15      $     18.36      $     21.25      $     19.30
  Natural Gas (per Mcf)      $      1.85      $      1.89      $      1.47      $      2.56      $      2.77
  Production costs per
      equivalent barrel      $      7.12      $      6.70      $      6.06      $      7.33      $      7.58
  Amortization per
      equivalent barrel      $      5.58      $      6.31      $      5.68      $      5.58      $      6.60

         Acreage and Wells -- At December 31, 1997, Harken owned interests in the following oil and gas wells and acreage. In March 1998, Harken Colombia signed an additional Association Contract in Colombia with Ecopetrol, the Los Olmos Association Contract, which consists of approximately 374,000 gross acres.

                                    DOMESTIC


a                       Gross Wells                 Net Wells              Developed Acreage          Undeveloped Acreage
                  --------------------        --------------------      ---------------------       ---------------------

STATE               Oil          Gas           Oil           Gas          Gross         Net          Gross          Net
                  ------        ------        ------        ------      ---------     -------       --------       ------
Arizona                1             5          1.00          5.00        4,690         4,417             0             0
Arkansas              57             0         42.80          0.00        4,040         2,256             0             0
New Mexico            25             0         13.08          0.00        1,430           718             0             0
Texas                219            81        204.70         39.23       27,482        19,133         2,520           242
Utah                  36             1         33.90          1.00        9,916         4,007        11,253         3,942
                  ------        ------        ------        ------       ------        ------        ------        ------
  Total              338            87        295.48         45.23       47,558        30,531        13,773         4,184
                  ======        ======        ======        ======       ======        ======        ======        ======


                            INTERNATIONAL - COLOMBIA


             Contract Area                 Gross Undeveloped Acreage
          --------------------            ---------------------------
               Alcaravan                          210,000
               Bocachico                          192,000
               Bolivar                            250,000
               Cambulos                           300,000
               Miradores                           32,000
                                                  -------
                   Total                          984,000
                                                  =======

         Drilling Activity -- A well is considered "drilled" when it is completed. A productive well is completed when permanent equipment is installed for the production of oil or gas. A dry hole is completed when it has been plugged as required and its abandonment is reported to the appropriate government agency. International activity relates to Harken's Colombian operations. International net wells drilled information is reflected net of certain development finance and operating agreements, and does not consider any potential future participation by Ecopetrol. The following tables summarize certain information concerning Harken's drilling activity:

                                    DOMESTIC


                                                                    NUMBER OF GROSS WELLS DRILLED
                            ------------------------------------------------------------------------------------------------------

                                    Exploratory                        Developmental                        Total
                            -------------------------------   -------------------------------      -------------------------------

                             Productive          Drilled       Productive          Drilled          Productive          Drilled
                            -------------     -------------   -------------     --------------     -------------     -------------
1995                              1                 2                 2                 2                 3                 4
1996                              8                11                 7                 7                15                18
1997                              9                 9                10                10                19                19
                            -------------     -------------     -------------     -------------     -------------     -------------
  Total                          18                22                19                19                37                41
                            =============     =============     =============     =============     =============     =============



                                                                    NUMBER OF NET WELLS DRILLED
                            --------------------------------------------------------------------------------------------------------

                                    Exploratory                          Developmental                            Total
                            -------------------------------     --------------------------------     -------------------------------

                             Productive          Drilled         Productive          Drilled          Productive          Drilled
                            -------------     -------------     -------------     --------------     -------------     -------------
1995                            0.59              1.59              1.59              1.59              2.18              3.18
1996                            0.19              0.53              1.25              1.25              1.44              1.78
1997                            0.19              0.19              3.41              3.41              3.60              3.60
                            -------------     -------------     -------------     -------------     -------------     -------------
  Total                         0.97              2.31              6.25              6.25              7.22              8.56
                            =============     =============     =============     =============     =============     =============

                           INTERNATIONAL - COLOMBIA


                                                         NUMBER OF GROSS WELLS DRILLED
                            -------------------------------------------------------------------------------------------------------

                                    Exploratory                         Developmental                            Total
                            ------------------------------      -------------------------------     -------------------------------

                             Productive          Drilled         Productive          Drilled         Productive          Drilled
                            -------------     -------------     -------------     --------------    -------------     -------------
1995                              0                 1                --                --                 0                 1
1996                              1                 1                --                --                 1                 1
1997                              2                 2                --                --                 2                 2
                            -------------     -------------     -------------     -------------     -------------     -------------
  Total                           3                 4                --                --                 3                 4
                            =============     =============     =============     =============     =============     =============


                                                                  NUMBER OF NET WELLS DRILLED
                            -------------------------------------------------------------------------------------------------------

                                     Exploratory                        Developmental                            Total
                            -------------------------------     -------------------------------     -------------------------------

                             Productive           Drilled         Productive         Drilled         Productive          Drilled
                            -------------      ------------     -------------     -------------     -------------     -------------
1995                             .00               .50               --                --                .00               .50
1996                             .60               .60               --                --                .60               .60
1997                            1.24              1.24               --                --               1.24              1.24
                            -------------     -------------     -------------     -------------     -------------     -------------
  Total                         1.84              2.34               --                --               1.84              2.34
                            =============     =============     =============     =============     =============     =============

EMPLOYEES

         As of December 31, 1997, Harken had 106 employees. Harken has experienced no work stoppages or strikes as a result of labor disputes and considers relations with its employees to be satisfactory. Harken maintains group life, medical, dental, surgical and hospital insurance plans for its employees.


ITEM 2. PROPERTIES

         See "Item 1. Business" for discussion of oil and gas properties and locations.


ITEM 3. LEGAL PROCEEDINGS

         Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not have a material adverse effect on Harken's financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 9, 1997, Harken held a special meeting of its stockholders. At the Special Meeting, the stockholders approved an amendment to Harken's Certificate of Incorporation increasing the number of authorized shares of common stock from 150,000,000 to 175,000,000. The total number of votes cast were as follows: 87,091,670 voting in favor of the proposal, 17,541,325 voting against the proposal, and 459,662 abstaining.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

PRICE RANGE OF COMMON STOCK

         Since March 18, 1991, the Common Stock has been listed on the American Stock Exchange and traded under the symbol HEC. At December 31, 1997, there were approximately 3,600 holders of record of Common Stock.

         The following table sets forth, for the periods indicated, the reported high and low sales prices of the Common Stock on the American Stock Exchange Composite Tape.


                                                                      Prices
                                                   --------------------------------------------

                                                         High                         Low
                                                   -----------------            ---------------
1996 --       First Quarter                              $2.00                        $1.56
              Second Quarter                              3.13                         1.81
              Third Quarter                               3.13                         1.94
              Fourth Quarter                              3.00                         2.25
1997 --       First Quarter                              $5.44                        $2.88
              Second Quarter                              7.13                         4.00
              Third Quarter                               7.00                         5.25
              Fourth Quarter                              7.50                         4.50

DIVIDENDS

         Harken has not paid any cash dividends on the Common Stock since its organization and it is not contemplated that any cash dividends will be paid on shares of Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL INFORMATION AND OTHER DATA


                                                     1993(1)          1994             1995             1996             1997
                                                -------------    -------------    -------------    -------------    -------------
Revenues                                        $   6,601,000    $   4,895,000    $   7,471,000    $  13,921,000    $  18,768,000
Income (loss) from continuing operations        $  (1,797,000)   $  (8,211,000)   $  (1,625,000)   $    (341,000)   $     189,000
Income (loss) from discontinued operations      $  (3,697,000)   $    (223,000)   $          --    $          --    $          --
Net income (loss)                               $  (5,494,000)   $  (8,434,000)   $  (1,625,000)   $    (341,000)   $     189,000
Basic net income (loss) per common share:
   Income (loss) from continuing operations     $       (0.03)   $       (0.14)   $       (0.02)   $       (0.00)   $        0.00
   Discontinued operations                      $       (0.06)   $       (0.00)   $          --    $          --    $          --
                                                -------------    -------------    -------------    -------------    -------------
   Net income (loss)                            $       (0.09)   $       (0.14)   $       (0.02)   $       (0.00)   $        0.00
                                                =============    =============    =============    =============    =============
Diluted income (loss) per common share:
   Income (loss) from continuing operations     $       (0.03)   $       (0.14)   $       (0.02)   $       (0.00)   $        0.00
   Discontinued operations                      $       (0.06)   $       (0.00)   $          --    $          --    $          --
                                                -------------    -------------    -------------    -------------    -------------
   Net income (loss)                            $       (0.09)   $       (0.14)   $       (0.02)   $       (0.00)   $        0.00
                                                =============    =============    =============    =============    =============
Current assets                                  $   7,677,000    $   6,840,000    $  10,531,000    $  49,838,000    $ 126,392,000
Current liabilities                             $   6,533,000    $   5,133,000    $   4,918,000    $   6,061,000    $  15,752,000
                                                -------------    -------------    -------------    -------------    -------------
Working capital                                 $   1,144,000    $   1,707,000    $   5,613,000    $  43,777,000    $ 110,640,000
                                                =============    =============    =============    =============    =============
Total assets                                    $  37,731,000    $  28,960,000    $  70,794,000    $ 123,000,000    $ 238,513,000
Long-term obligations:
   Long-term obligations and other liabilities  $          --    $          --    $  25,726,000    $  38,600,000    $  39,880,000
   Redeemable preferred stock (2)               $   1,868,000    $   1,868,000    $          --    $          --    $          --
                                                -------------    -------------    -------------    -------------    -------------
     Total                                      $   1,868,000    $   1,868,000    $  25,726,000    $  38,600,000    $  39,880,000
                                                =============    =============    =============    =============    =============
Stockholders' equity                            $  28,963,000    $  21,959,000    $  40,150,000    $  78,339,000    $ 157,881,000
Redeemable preferred stock outstanding (2)            186,760          186,760               --               --               --
Weighted average common stock outstanding(3):
   Basic                                           58,392,901       59,722,853       65,041,063       85,021,894      109,087,697
   Diluted                                         58,392,901       59,722,853       65,041,063       85,021,894      111,933,589
Proved reserves at end of year (4):
   Bbls of oil                                      1,035,000        1,521,000        3,523,000        7,389,000       13,088,000
   Mcf of gas                                       4,970,000        7,148,000       29,203,000       34,160,000       33,293,000
   Future net cash inflows                      $  13,707,000    $  20,178,000    $  99,193,000    $ 234,164,000    $ 144,543,000
   Present value (discounted at 10% per year)   $   8,230,000    $  11,712,000    $  58,776,000    $ 142,243,000    $  90,580,000

(1) Financial information for this period has been restated to present the operations of Harken's well servicing and contract drilling operations as discontinued operations.
(2) See "Notes to Consolidated Financial Statements, Note 8 -- Redeemable Preferred Stock" contained in Part II, Item 8, for a discussion of Harken Series C Preferred Stock.
(3) Harken has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", effective December 15, 1997 , and as a result restated certain prior year weighted average shares outstanding calculations.
(4) These estimated reserve quantities, future net revenues and present value figures are related to proved reserves located in the United States and Colombia. No consideration has been given to probable or possible reserves. Oil and gas year end prices were held constant except where future price increases were fixed and determinable under existing contracts and government regulations. At December 31, 1997, Harken has included proved oil and gas reserve information related to its Colombian operations, specifically associated with a portion of its Alcaravan, Bocachico and Bolivar Contract areas. (See "Notes to Consolidated Financial Statements, Note 5 -- Colombian Operations" contained in Part II, Item 8.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         During the three year period ended December 31, 1997, Harken has made significant progress towards implementing its overall business strategy. During this period, Harken expanded its base domestic operations, providing a growing and stable cash flow which has contributed to Harken's increasing investment in its higher-potential international operations in Colombia. Harken's total assets have increased from approximately $29 million at December 31, 1994 to approximately $239 million at December 31, 1997, and its total net capital expenditures related to its Colombia oil and gas properties has totaled approximately $47 million over the past three years. Harken's proved oil and gas reserves have increased from a present value of $11.7 million at December 31, 1994 to $90.6 million at December 31, 1997, including approximately $33.6 million of proved reserves in Colombia. During 1995, Harken placed $15 million of 8% European Notes, all of which converted to Common Stock during 1995 and 1996. In July 1996, Harken placed $40 million of 6 1/2% European Notes, all of which converted to Common Stock during 1996 and 1997. In June 1997, Harken placed $70 million of 5 1/2% European Notes, which Harken will have the option of converting into Common Stock beginning in June 1998. Largely as a result of the European Note issuances as well as other financing efforts, Harken's working capital has increased to approximately $111 million at December 31, 1997.

         Domestically, Harken has completed several acquisitions during the past three years. These acquisitions have greatly increased Harken's cash flow from operations and have diversified Harken's base of domestic oil and gas operations to include properties in Texas, New Mexico and Arkansas in addition to Harken's Four Corners area operations. Total oil and gas operating revenues have increased from $6.0 million to $12.3 million to $14.1 million during the years ended December 31, 1995, 1996 and 1997, respectively. In addition, Harken's profitability has increased, as Harken has reported a net loss of $1.6 million and $341,000 for the years ended December 31, 1995 and 1996, respectively, and a net income of $189,000 for the year ended December 31, 1997.

         Internationally, during March 1998, Harken signed an additional Association Contract in Colombia with Ecopetrol, bringing the total number of Association Contracts to six and increasing the total number of acres currently operated in Colombia by Harken to approximately 1,358,000. Following the drilling of the Alcaravan #1 well during 1995 and the Torcaz #2 well on its Bocachico Contract area during 1996, Harken has continued its Colombian exploration efforts during 1997 with the completion of the Estero #1 well on the Alcaravan Contract area, the sidetrack/recompletion of the Torcaz #2 well and the completion of the Torcaz #3 well. In addition, in late 1997 Harken spudded two additional wells which were then completed in early 1998, the Estero #3 well and the Catalina #1, which is Harken's initial well on the Bolivar Contract area.

         Harken plans to continue its Colombian exploration program during 1998, expecting to spud eleven exploratory wells and three development wells as well as certain pipeline and facility installation efforts.

                              RESULTS OF OPERATIONS

         The following table presents certain data for Harken's continuing operations for the years ended December 31, 1995, 1996 and 1997. A discussion follows of certain significant factors which have affected Harken's operating results during such periods. This discussion should be read in conjunction with Harken's Consolidated Financial Statements and related footnotes contained in
Part II, Item 8.

                                          Year Ended December 31,
                                ----------------------------------------

DOMESTIC EXPLORATION AND
PRODUCTION OPERATIONS              1995           1996           1997
                                ----------     ----------     ----------
  Oil sales revenues            $3,985,000     $7,863,000     $8,029,000
     Oil volumes in barrels        217,000        370,000        416,000
     Oil price per barrel       $    18.36     $    21.25     $    19.30
  Gas sales revenues            $1,188,000     $3,611,000     $5,331,000
     Gas volumes in mcf            810,000      1,409,000      1,922,000
     Gas price per mcf          $     1.47     $     2.56     $     2.77
  Gas plant revenues            $  787,000     $  867,000     $  753,000

OTHER REVENUES
  Interest Income               $  667,000     $1,401,000     $4,626,000
  Other Income                  $  844,000     $  179,000     $   29,000

FOR THE YEAR ENDED DECEMBER 31, 1997 COMPARED WITH THE PRIOR YEAR

DOMESTIC OPERATIONS

         Gross oil and gas revenues during 1996 and 1997 were generated by Harken's domestic exploration and production operations, consisting of the Four Corners area operations primarily on the Navajo Indian Reservation, the onshore areas of the Texas Gulf Coast, the Western and Panhandle regions of Texas and, beginning in July 1996, the Magnolia region of Arkansas and the Carlsbad region of New Mexico.

         Oil revenues increased 2% from $7.9 million in 1996 to $8.0 million in 1997, although oil production volumes reflected a 12% increase in 1997 compared to 1996. The decrease in the average oil price to $19.30 per barrel during 1997 has had a negative impact on revenues and cash flow from oil production, particularly in December 1997, where average oil prices were $16.76 per barrel. During early 1998, oil prices have continued to decline and remained significantly below average oil prices received during 1997.

         Gas revenues increased 48% from $3.6 million in 1996 to $5.3 million in 1997. The increase was due primarily to increased production (36% increase) attributable to the acquisition of the Cal-T Properties which were acquired in August 1997 and additional production from several successful wells drilled in the Texas Gulf Coast region. The Cal-T Properties contributed gas revenues of approximately $374,000 and Texas Gulf Coast gas revenues increased $494,000 during 1997 compared to 1996. The increase in gas revenues in 1997 also reflected higher natural gas prices in 1997 as compared to 1996. The average price of gas sold in 1997 increased to $2.77 per mcf from $2.56 per mcf in 1996.

         Gas plant revenues decreased 13% from $867,000 to $753,000 in 1997 due to an annual redetermination whereby HSW's interest in the Aneth Gas Plant was slightly reduced based on each owner's throughput volume. At year end 1997, the Aneth Gas Plant experienced a temporary plant shutdown due to a series of explosions and fires that caused damage to a portion of the Plant. This shutdown has reduced gas plant revenues for the first quarter of 1998.

         Oil and gas operating expenses consist of lease operating expenses and gas plant expenses, along with a number of production and reserve-based taxes, including severance, conservation, and property taxes and Navajo severance and possessory interest taxes. The increase in oil and gas operating expenses during 1997 compared to 1996 reflects the acquisitions of additional oil and gas properties, particularly the acquisition of the Cal-T Properties, which has increased oil and gas operating expenses by approximately $242,000, and due to the inclusion of twelve months of expenses associated with the July 1996 acquisition of the EnerVest Properties, which increased oil and gas operating expenses by approximately $535,000.

         Harken expects that oil and gas production volumes and operating expenses from its existing domestic operations will remain flat or decrease slightly in 1998 as compared to 1997 due to the normal production declines experienced in its operating areas. Such declines are expected to be minimized by Harken's continuing workover efforts and exploration and development drilling during 1998. Harken expects that 1998 domestic oil revenues will decrease significantly from 1997 levels if crude oil prices remain at early 1998 levels. Harken's oil and gas revenues are highly dependent upon product prices, which Harken is unable to predict.

COLOMBIAN OPERATIONS

         Harken reflected no oil and gas revenues or operating expenses from its Colombian operations during 1996 and 1997. Harken expects, however, that production from its Estero #1, Estero #3, Torcaz #2, Torcaz #3 and Catalina #1 wells will commence during 1998 as trucking operations from these wellsites are initiated. In addition, 1998 production operations could further increase if the current and planned drilling activities in Colombia are successful.

INTEREST AND OTHER INCOME

         Interest and other income increased significantly during 1997 compared to 1996 due to the interest earned by Harken on its invested funds, including the net proceeds from the issuance of European Notes, which are initially maintained and invested in separate interest bearing bank accounts (the "Segregated Accounts") and from cash received from a development finance agreement related to Harken's Colombian operations. Harken generated approximately $4.6 million of interest income during 1997, compared to approximately $1.4 million of interest income in 1996.

         Harken's cash balances, which include investments in short-term marketable debt securities, are expected to decrease in 1998 as such funds are used to support Harken's capital expenditure plans. Harken intends to continue to pursue other financing arrangements during 1998 and the decrease in existing cash balances and related interest income could be mitigated or offset if such efforts are successful.

OTHER COSTS AND EXPENSES

         General and administrative expenses have increased 37% during 1997 compared to 1996 and have also increased as a percentage of oil and gas revenues. General and administrative expenses remained constant, however, as a percentage of consolidated revenues at 33% in 1996 and 1997, as such general and administrative expense increases have related to Harken's executive, corporate and administrative personnel costs associated with Harken's expanding overall operations. Harken anticipates that general and administrative expenses will continue to increase as Harken's Colombian operations continue to grow.

         Depreciation and amortization expense increased during 1997 compared to 1996 consistent with the increased production levels during 1997 and due to a decrease in Harken's domestic oil and gas reserve volumes at December 31, 1997. The decrease in reserve volumes was primarily caused by the decrease in crude oil prices in December 1997. As a result, oil and gas depreciation and amortization increased on a per equivalent barrel basis to $6.60 during 1997 compared to $5.58 during 1996. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

         Interest expense and other decreased slightly during 1997 compared to 1996 despite the increase in European Notes due to the increasing amounts of interest capitalizable to Harken's Colombian oil and gas property costs. European Notes generated interest expense of approximately $964,000, net of amounts of interest capitalized, and approximately $455,000 of net amortization of issuance costs associated with the European Notes.

FOR THE YEAR ENDED DECEMBER 31, 1996 COMPARED WITH THE PRIOR YEAR

DOMESTIC OPERATIONS

         Oil revenues increased 97% to $7.9 million in 1996 from $4.0 million in 1995. The increase was due primarily to increased production attributable to the acquisition of the Yellowhouse Properties, which were acquired in late 1995 but which had little impact on 1995 revenues, and the acquisition of the EnerVest Properties, which was consummated in July 1996. In 1996, Harken recognized $2,069,000 in oil revenues attributable to the Yellowhouse Properties. Harken also recorded $1,798,000 in oil revenues attributable to the EnerVest Properties. Oil revenues were further increased by an increase in average oil price per barrel of $2.89 in 1996 as compared to 1995.

         Gas revenues increased 204% to $3.6 million in 1996 from $1.2 million in 1995. The increase was due primarily to increased production attributable to the acquisition of the Panhandle Properties, which were acquired in late 1995 but which had little impact on 1995 gas revenues, and the acquisition of the EnerVest Properties. In 1996, Harken recognized $1,394,000 in gas revenues attributable to the December 1995 acquisition of the Panhandle Properties and $539,000 attributable to the EnerVest Properties. The increase in gas production was also the result of additional production from several successful wells drilled in the Texas Gulf Coast region. The increase in gas revenues in 1996 also reflected significantly higher natural gas prices in 1996 as compared to 1995. The average price of gas sold in 1996 increased to $2.56 per mcf from $1.47 per mcf in 1995. The increase in gas prices is due in part to the overall increase in the market price of natural gas. In addition, the gas produced from the Panhandle Properties is extremely rich in BTU content and sells for a significant premium on a BTU adjusted basis to spot market prices.

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

INTEREST AND OTHER INCOME

         Interest and other income increased during 1996 compared to 1995 due to the interest earned by Harken on proceeds received from the July 1996 issuance of $40 million of European 6 1/2% Senior Convertible Notes Payable (the "6 1/2% European Notes"). Such proceeds, net of issuance costs on the European Notes earned approximately $803,000 during the last half of 1996.

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

         Depreciation and amortization expense increased during 1996 compared to 1995 consistent with the increased production levels from the acquired oil and gas property interests during 1995 and 1996. Oil and gas depreciation and amortization decreased slightly on a per equivalent barrel basis to $5.58 during 1996 compared to $5.68 during 1995.

         Interest expense and other increased significantly during 1996 compared to 1995 due to the July 1996 issuance of the 6 1/2% European Notes, which generated interest expense of approximately $851,000, net of amounts of interest capitalized, and approximately $326,000 of amortization of issuance costs associated with the 6 1/2% European Notes. In December 1995, Harken issued a note payable for an initial face amount of $13 million in connection with the acquisition of the Panhandle Properties, and such note payable generated interest expense of $234,000 prior to it being exchanged for Common Stock during 1996.

         Provision for asset impairments during 1995 consisted of $457,000 primarily related to Harken's decision to record a valuation adjustment for the full investment amount in its Bahrain operations, as a result of the January 1996 expiration of the term of the production sharing agreement with the Bahrain state-owned oil company.

                         LIQUIDITY AND CAPITAL RESOURCES

         Harken's working capital at December 31, 1997 was approximately $110.6 million, versus approximately $43.8 million at December 31, 1996. Cash and temporary investments, including segregated account cash, at December 31, 1997 totaled $123.5 million, an increase of $76 million from December 31, 1996. The increase in cash and working capital resulted primarily from the issuance in June 1997 of $70 million of 5 1/2% European Notes (see discussion below), and approximately $24.5 million of net proceeds received from the sale of beneficial interest in certain wells to be drilled by Harken Colombia on the Cambulos and Bocachico acreage. In addition, Harken's operations provided approximately $10.7 million of cash flow.

         Harken's primary need for capital is to fund the planned exploration and development efforts in Colombia. In 1997, Harken's capital expenditures totaled approximately $37 million, including $30 million related to exploration and development in Colombia. Harken anticipates that its 1998 Colombian capital expenditures will total approximately $113 million, including exploration costs of approximately $85 million. Harken believes that it will have sufficient cash resources to fund all of its planned capital expenditures for 1998. In addition, Harken intends to pursue a number of domestic acquisition opportunities in 1998. Harken intends to fund such acquisitions, if any are consummated, through a combination of cash on hand, and issuances of debt or equity securities.

         Harken anticipates that full development of its Colombian reserves will take several years and will also require extensive production facilities, transportation pipelines and development activity which would require significant additional capital expenditures. The ultimate amount of such expenditures cannot be presently predicted. Harken anticipates that amounts required to fund its Colombian activities will be funded from existing cash balances, asset sales, future issuances of debt and/or equity securities, production payments, operating cash flows and from industry partners; however, there can be no assurances that Harken will have adequate funds available to it to fund all of its Colombian activities. Terms of each of the Association Contracts entered into between Harken Colombia and Ecopetrol commit Harken to perform certain activities in accordance with a prescribed timetable. Failure by Harken to perform these activities as required could result in Harken losing its rights under the particular Association Contract, which could potentially have a material adverse effect on Harken's business. For a detailed discussion of each of the Association Contracts entered into between Harken Colombia and Ecopetrol, see "Item 1. Business -- International Exploration and Development Operations."

         Harken's domestic operating strategy includes efforts to acquire additional oil and gas reserves through drilling activities in North America and through acquisitions. Harken plans to continue development of proved undeveloped reserves on its North American properties in addition to a continual workover program on producing properties. Harken expects such drilling and workover costs to total approximately $4 million in 1998. The targeted results of these efforts are to maintain North American production and cash flow levels during 1998.

         On June 11, 1997, Harken issued a total of $70 million in 5 1/2% Senior Convertible Notes (the "5 1/2% European Notes") which mature on June 10, 2002. In connection with the sale and issuance of the 5 1/2% European Notes, Harken paid approximately $5,174,000 from the 5 1/2% European Notes proceeds for commission and issuance costs. Interest incurred on these notes is payable semi-annually in June and December of each year to maturity or until the 5 1/2% European Notes are converted. Such 5 1/2% European Notes are convertible into shares of Common Stock at a conversion price of $5.00 per share, subject to adjustment in certain circumstances. Harken also has the right to require conversion of the 5 1/2% European Notes into shares of Common Stock at any time on or after June 11, 1998. Harken intends to mandatorily convert all of the 5 1/2% European Notes which remain outstanding on June 11, 1998. Between June 11, 1997 and December 31, 1997, $30,120,000 in principal amount of the 5 1/2% European Notes converted into Common Stock.

         All proceeds from the sale of the 5 1/2% European Notes were initially paid to a Trustee pursuant to a Trust Indenture and held in Segregated Accounts to be maintained for Harken's benefit. Until all of the 5 1/2% European Notes are converted, Harken must maintain an Asset Value Coverage Ratio equal to or greater than 1:1, which is calculated as the ratio of (i) the sum of (x) 100% of the aggregate amount of Harken's cash on deposit in the Segregated Accounts plus
(y) 50% of the net present value of Harken's domestic unencumbered total proved reserves plus (z) 25% of the net present value of Harken's total proved Colombian reserves to (ii) the aggregate outstanding principal amount of the 5 1/2% European Notes. As of December 31, 1997, Harken was in compliance with the Asset Value Coverage Ratio test. In order for any of the proceeds to be released from the Segregated Accounts, Harken must demonstrate that the Asset Value Coverage Ratio (as defined in the Trust Indenture) test would continue to be met after such release of funds and that no Event of Default with respect to the 5 1/2% European Notes has occurred and is continuing at the date of such release. Such request must be accompanied by an independent reserve engineering report or other independent third party valuation of Harken's unencumbered proved reserves. At December 31, 1997, all proceeds held in the Segregated Accounts were available to be released. For a detailed discussion of the 5 1/2% European Notes see "Notes to Consolidated Financial Statements, Note 7 -- European Convertible Notes Payable."

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

         In October and December 1997, Harken entered into two separate Development Finance Agreements with institutional investors (collectively the "Institutional Investors"), pursuant to which the Institutional Investors provided $31.5 million (the "Payment Amount") of net proceeds to Harken to finance the drilling of the initial wells on three unexplored oil and gas prospects in the Middle Magdalena Basin of Colombia, $24.5 million of net proceeds was received in October 1997 and the remaining $7 million of net proceeds was received in January 1998. In exchange, the Institutional Investors received the right to receive future payments from Harken equal to 6.4% of the net profits that Harken Colombia may derive from the sale of oil and gas produced from each of the three prospects if the planned drilling on the prospect is successful (the "Institutional Participation"). Pursuant to the Development Finance Agreements, Harken is obligated to drill each of the three wells prior to October 2000.

         Pursuant to the Development Finance Agreements, the Institutional Investors have the right, for a period of two years beginning in October 1998, to convert all or part of the Institutional Participation into shares of Common Stock. The number of shares of Common Stock to be issued upon conversion of the Institutional Participation will be equal to the quotient of (i) the Payment Amount (less any distributions made in respect of the Institutional Participation) plus an amount equal to 15% interest per annum on the net Payment Amount compounded monthly (the "Invested Amount"), divided by (ii) the market price of the Common Stock at the time of conversion. During the same two year period, Harken also has the right to convert the Institutional Participation into shares of Common Stock with the number of shares of Common Stock to be issued to be equal to the quotient of (i) the Payment Amount (less any distribution made in respect of the Institutional Participation) plus an amount equal to 25% interest per annum on the net Payment Amount compounded monthly, divided by (ii) the market price of Common Stock at the time of conversion. Harken can also elect to pay cash upon any conversion of the Institutional Participation in lieu of issuing Common Stock. The Development Finance Agreements also provide for additional shares of Common Stock to be issued by Harken in the event of a conversion to the extent that the Institutional Investors do not, under certain circumstances, realize the Invested Amount from the sale of shares of Common Stock issued at the conversion.

         At the present time, it is not known whether the Institutional Investors or Harken will exercise their rights to convert the Institutional Interest into Common Stock, nor can Harken determine the number of shares of Common Stock which would be required to be issued in the event that Harken or the Institutional Investors elect to convert the Institutional Participation into shares of Common Stock.

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

         Harken has accrued approximately $1.8 million at December 31, 1997 relating to operational or regulatory contingent liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in significant loss exposure to Harken.

         Harken has completed an assessment of its core financial and operational software systems, all of which are purchased from outside software vendors, and has found them to have anticipated the issues associated with the year 2000 date change. Year 2000 issues result from the inability of computer programs or computerized equipment to accurately calculate, store or use a date subsequent to December 31, 1999. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business. Assessment of other less critical software systems and various types of equipment is continuing and should be completed during 1998. Harken believes that the potential impact, if any, of these systems not being Year 2000 compliant will at most require employees to manually complete otherwise automated tasks or calculations.

         Following the completion of the aforementioned assessment, Harken will initiate formal communication with its significant suppliers, business partners and customers to determine the extent to which Harken is vulnerable to those third parties' failure to correct their own Year 2000 issues. However, there can be no guarantee that the systems of other companies on which Harken's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with Harken's systems would not have a material adverse effect on Harken.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements appear on pages 30 through 61 in this report.

                                                                                                  PAGE
                                                                                                  ----
Report of Independent Public Accountants...........................................................30

Consolidated Balance Sheets --  December 31, 1996 and 1997.........................................31

Consolidated Statements of Operations --
  Years ended December 31, 1995, 1996 and 1997.....................................................32

Consolidated Statements of Stockholders' Equity --
  Years ended December 31, 1995, 1996 and 1997.....................................................33

Consolidated Statements of Cash  Flows --
  Years ended December 31, 1995, 1996 and 1997.....................................................34

Notes to Consolidated Financial  Statements........................................................35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders and Board of Directors of Harken Energy Corporation:



         We have audited the accompanying consolidated balance sheets of Harken Energy Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harken Energy Corporation and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                       ARTHUR ANDERSEN LLP



Dallas, Texas,
March 17, 1998

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  ASSETS

                                                                                           DECEMBER 31,
                                                                                --------------------------------

                                                                                     1996               1997
                                                                                -------------      -------------
Current Assets:
     Cash and temporary investments                                             $   9,855,000      $  85,740,000
     Cash in segregated accounts                                                   37,662,000         37,771,000
     Accounts receivable, net                                                       2,058,000          2,175,000
     Related party notes receivable                                                        --            295,000
     Prepaid expenses and other current assets                                        263,000            411,000
                                                                                -------------      -------------
          Total Current Assets                                                     49,838,000        126,392,000

Property and Equipment:
     Oil and gas properties, using the full cost method of accounting:
          Evaluated                                                                65,990,000         90,185,000
          Unevaluated                                                              10,266,000         27,193,000
     Gas plants and other property                                                  7,500,000          8,325,000
     Less accumulated depreciation and amortization                               (13,721,000)       (18,905,000)
                                                                                -------------      -------------
          Total Property and Equipment, net                                        70,035,000        106,798,000

Other Assets, net                                                                   3,127,000          5,323,000
                                                                                -------------      -------------
                                                                                $ 123,000,000      $ 238,513,000
                                                                                =============      =============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Trade payables                                                             $   1,272,000      $   6,268,000
     Accrued liabilities and other                                                  3,889,000          8,668,000
     Revenues and royalties payable                                                   900,000            816,000
                                                                                -------------      -------------
          Total Current Liabilities                                                 6,061,000         15,752,000

European Convertible Notes Payable                                                 38,600,000         39,880,000

Deferred Revenue                                                                           --         25,000,000

Commitments and Contingencies (Note 15)

Stockholders' Equity:
     Common stock, $0.01 par value; 150,000,000 and 175,000,000 shares authorized, respectively; 93,862,266 and 121,811,534 shares issued,
       respectively                                                                   939,000          1,218,000
     Additional paid-in capital                                                   171,191,000        248,770,000
     Retained deficit                                                             (92,401,000)       (92,107,000)
     Treasury stock, 440,896 shares held at December 31, 1996                      (1,390,000)                --
                                                                                -------------      -------------
          Total Stockholders' Equity                                               78,339,000        157,881,000
                                                                                -------------      -------------
                                                                                $ 123,000,000      $ 238,513,000
                                                                                =============      =============

          The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                      1995              1996              1997
                                                  ------------      ------------      ------------
Revenues:
     Oil and gas operations                       $  5,960,000      $ 12,341,000      $ 14,113,000
     Interest and other income                       1,511,000         1,580,000         4,655,000
                                                  ------------      ------------      ------------
                                                     7,471,000        13,921,000        18,768,000
                                                  ------------      ------------      ------------

Costs and Expenses:
     Oil and gas operating expenses                  2,135,000         4,438,000         5,581,000
     General and administrative expenses, net        3,376,000         4,537,000         6,222,000
     Depreciation and amortization                   2,251,000         3,595,000         5,183,000
     Provision for asset impairments                   457,000                --                --
     Interest expense and other, net                   877,000         1,692,000         1,530,000
                                                  ------------      ------------      ------------
                                                     9,096,000        14,262,000        18,516,000
                                                  ------------      ------------      ------------

Income (loss) before income taxes                   (1,625,000)         (341,000)          252,000

Income tax expense                                          --                --            63,000
                                                  ------------      ------------      ------------

Net income (loss)                                 $ (1,625,000)     $   (341,000)     $    189,000
                                                  ============      ============      ============

Income (loss) per common share:
     Basic income (loss) per common share         $      (0.02)     $      (0.00)     $       0.00
                                                  ============      ============      ============
     Weighted average shares outstanding            65,041,063        85,021,894       109,087,697
                                                  ============      ============      ============

     Diluted income (loss) per common share       $      (0.02)     $      (0.00)     $       0.00
                                                  ============      ============      ============
     Weighted average shares outstanding            65,041,063        85,021,894       111,933,589
                                                  ============      ============      ============


          The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                          ADDITIONAL
                                             COMMON         PAID-IN           RETAINED          TREASURY
                                             STOCK          CAPITAL           DEFICIT             STOCK           TOTAL
                                         -------------   -------------   -----------------   --------------   -------------
Balance, December 31, 1994               $     664,000   $ 132,572,000   $ (90,520,000)(A)   $ (20,757,000)   $  21,959,000

  Issuance of common stock, net                 79,000       1,740,000              --          15,760,000       17,579,000
  Conversions of European notes
      payable                                   16,000       2,123,000              --                  --        2,139,000
  Adjustment for unrealized losses
      on available-for-sale securities              --              --         100,000                  --          100,000
  Equity adjustment from foreign
      currency translation                          --              --          (2,000)                 --           (2,000)
  Net loss                                          --              --      (1,625,000)                 --       (1,625,000)
                                         -------------   -------------   -------------       -------------    -------------
Balance, December 31, 1995                     759,000     136,435,000     (92,047,000)         (4,997,000)      40,150,000

  Issuance of common stock, net                 90,000      22,090,000              --           3,607,000       25,787,000
  Conversions of European notes
      payable                                   90,000      12,666,000              --                  --       12,756,000
  Equity adjustment from foreign
      currency translation                          --              --         (13,000)                 --          (13,000)
  Net loss                                          --              --        (341,000)                 --         (341,000)
                                         -------------   -------------   -------------       -------------    -------------
Balance, December 31, 1996                     939,000     171,191,000     (92,401,000)         (1,390,000)      78,339,000

  Issuance of common stock, net                 77,000      20,208,000              --                  --       20,285,000
  Conversions of European notes
      payable                                  202,000      57,371,000              --           1,390,000       58,963,000
  Equity adjustment from foreign
      currency translation                          --              --         105,000                  --          105,000
  Net income                                        --              --         189,000                  --          189,000
                                         -------------   -------------   -------------       -------------    -------------
Balance, December 31, 1997               $   1,218,000   $ 248,770,000   $ (92,107,000)      $          --    $ 157,881,000
                                         =============   =============   =============       =============    =============

(A) Includes, as a component of Retained Deficit, net unrealized losses on available-for-sale securities of $100,000 as of December 31, 1994. See
         Note 3 -- Investments for further discussion.


          The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                  HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Year Ended December 31,
                                                                             ------------------------------------------------
                                                                                  1995              1996              1997
                                                                             ------------      ------------      ------------
Cash flows from operating activities:
  Net income (loss)                                                          $ (1,625,000)     $   (341,000)     $    189,000
    Adjustment to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                            2,251,000         3,595,000         5,183,000
       Forgiveness of related party note receivable                               232,000           232,000                --
       Provision for asset impairments                                            457,000                --                --
       Provision for doubtful accounts                                           (180,000)           25,000                --
       Accretion of note payable                                                   27,000           234,000                --
       (Gain) loss on sales of assets and other                                  (832,000)           72,000                --
       Amortization of European note issuance costs                               337,000           504,000           555,000

  Change in assets and liabilities, net of effect of companies acquired:
       (Increase) decrease in accounts receivable                                  43,000          (592,000)         (217,000)

       Increase (decrease) in trade payables and other                           (339,000)        1,169,000         4,956,000
                                                                             ------------      ------------      ------------
            Net cash provided by operating activities                             371,000         4,898,000        10,666,000
                                                                             ------------      ------------      ------------

Cash flows from investing activities:
       Proceeds from sales of assets                                            3,423,000           192,000             7,000
       Cash from acquired subsidiary                                              190,000                --                --
       Capital expenditures                                                    (7,908,000)      (17,213,000)      (37,082,000)
       Investor advances                                                               --         5,800,000        32,953,000
                                                                             ------------      ------------      ------------
            Net cash used in investing activities                              (4,295,000)      (11,221,000)       (4,122,000)
                                                                             ------------      ------------      ------------

Cash flows from financing activities:
       Transfer from segregated account cash                                    2,500,000        10,877,000        64,564,000
       Proceeds from issuances of common stock, net of issuance costs           4,409,000         3,276,000         5,680,000
       Repayments of notes payable and long-term obligations                   (1,025,000)       (1,258,000)               --
       Investment in segregated account cash, net                                (332,000)       (1,173,000)         (903,000)
                                                                             ------------      ------------      ------------
            Net cash provided by financing activities                           5,552,000        11,722,000        69,341,000
                                                                             ------------      ------------      ------------

Net increase in cash and temporary investments                                  1,628,000         5,399,000        75,885,000

Cash and temporary investments at beginning of year                             2,828,000         4,456,000         9,855,000
                                                                             ------------      ------------      ------------
Cash and temporary investments at end of year                                $  4,456,000      $  9,855,000      $ 85,740,000
                                                                             ============      ============      ============


          The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1996 AND 1997

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

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform with the 1997 presentation.

         Cash and Temporary Investments -- For purposes of the Consolidated Statements of Cash Flows, Harken considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Gross cash outflows for purchases of held-to-maturity investments during 1997 totaled $446,328,000. Gross cash inflows for maturities of such investments during 1997 totaled $365,124,000. Harken paid cash for interest in the amounts of $246,000, $464,000 and $0 during 1995, 1996 and 1997, respectively. All significant noncash investing and financing activities are discussed in Notes 2, 6, 7, 8 and 9 -- Acquisitions, Development Finance and Operating Agreements, European Convertible Notes Payable, Redeemable Preferred Stock and Stockholders' Equity.

         Harken includes in cash and temporary investments certain balances which are restricted to use for specific project expenditures, collateral or for distribution to outside interest owners and are not available for general working capital purposes. Such restricted cash amounts totaled approximately $3,355,000 and $6,861,000 at December 31, 1996 and 1997, respectively. In addition, Harken excludes from cash and temporary investments certain proceeds received from the issuance of European Convertible Notes Payable that remain in the Segregated Accounts. See Note 7 -- European Convertible Notes Payable for further discussion.

         Accounts Receivable -- Harken maintains a reserve for potential losses in collection of its accounts receivable. The allowance for doubtful accounts was $405,000 and $327,000 as of December 31, 1996 and 1997, respectively.

         Concentrations of Credit Risk -- Although Harken's cash and temporary investments and accounts receivables are exposed to credit loss, Harken does not believe such risk to be significant. Cash and temporary investments, including cash in Segregated Accounts, includes investments in high-grade, short-term securities, placed with highly rated financial institutions. Most of Harken's accounts receivable are from a broad and diverse group of oil and gas companies and, accordingly, do not represent a significant credit risk.

         Property and Equipment -- Harken follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, development and production of oil and gas reserves. Gas plants and other property are depreciated on the straight-line method over their estimated useful lives ranging from four to twenty years.

         Other Assets -- Harken includes in other assets certain deferred commissions and issuance costs associated with the issuance of European Convertible Notes Payable and certain development finance agreements. See Notes 6 and 7 -- Development Finance and Operating Agreements and European Convertible Notes Payable for further discussion. At December 31, 1996, such deferred costs totaled $2,725,000 net of $323,000 of accumulated amortization. At December 31, 1997, such deferred costs totaled $4,088,000 net of $439,000 of accumulated amortization.

         Accrued Liabilities and Other -- Accrued liabilities and other at December 31, 1996, includes an amount of $1,605,000 related to certain operational or regulatory contingent liabilities related to Harken's domestic operations and other accrued expense liabilities of $2,284,000. The December 31, 1997 balance includes an amount of $4,255,000 related to prepaid investor advances, $1,785,000 related to certain operational or regulatory contingent liabilities associated with Harken's domestic operations and other accrued expense liabilities of $2,628,000.

         Colombian Operations -- Harken's operations include oil and gas exploration and development efforts in Colombia pursuant to certain Colombian Association Contracts. See further discussion at Note 5 -- Colombian Operations. Harken accounts for its activities in Colombia using the Colombian peso as the functional currency. Any foreign currency translation adjustment relating to the translation to U.S. dollars of Harken's investment in Colombian operations is accounted for as an equity adjustment from foreign currency translation and is included as a component of stockholders' equity in the accompanying consolidated financial statements. At December 31, 1996 and 1997, Harken reflects its exploration activities in Colombia primarily as a capitalized cost of oil and gas properties. See further discussion at Notes 4 and 14 -- Oil and Gas Properties and Oil and Gas Disclosures.

         Capitalization of Interest -- Harken capitalizes interest on certain oil and gas exploration and development costs which are classified as unevaluated costs, or which have not yet begun production. During 1995, Harken recorded interest expense of $540,000, net of $204,000 of interest which was capitalized to Harken's oil and gas properties. During 1996, Harken recorded interest expense of $1,673,000, net of $370,000 of interest which was capitalized to Harken's oil and gas properties. During 1997, Harken recorded interest expense of $1,530,000, net of $1,416,000 of interest which was capitalized to Harken's oil and gas properties.

         General and Administrative Expenses -- Harken reflects general and administrative expenses net of operator overhead charges and other amounts billed to joint interest owners. General and administrative expenses are net of $94,000, $61,000 and $30,000 for such amounts during 1995, 1996 and 1997, respectively.

         Provision for Asset Impairments -- Assets which are used in Harken's operations, or are not held for resale, are carried at cost, less any accumulated depreciation. Harken reviews its long-lived assets, other than its investment in oil and gas properties, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When evidence indicates that operations will not produce sufficient cash flows to cover the carrying amount of the related asset, and when the carrying amount of the related asset cannot be realized through sale, a permanent impairment is recorded and the asset value is written down to recoverable fair value. Harken reflected a provision for asset impairments from continuing operations in the amount of $457,000 during 1995.

(2)  ACQUISITIONS

         Acquisitions of Additional Four Corners Property Interests -- In May 1995, Harken acquired additional interests in its oil and gas operations in the Four Corners area of Arizona, Utah and New Mexico (the "Four Corners Properties"). The acquisition of the seller's interest raised Harken's total interest in the Four Corners Properties from approximately 70% to approximately 82% of Harken's total operated interest. As consideration for this acquisition, Harken paid $300,000 in cash, issued a total of 534,000 shares of restricted Harken common stock and assumed certain liabilities of the seller relating to the properties, and the seller in turn retained responsibility for certain contingent operational and environmental liabilities related to the interests purchased. During the second quarter of 1996, Harken acquired additional interests in the Four Corners Properties, raising Harken's total interest to approximately 94% of the total interest operated by Harken. The purchase consideration paid by Harken to the sellers consisted of $338,000 cash plus the issuance of approximately 509,000 shares of restricted Harken common stock. Harken also assumed certain liabilities of the sellers relating to the property interests. On June 30, 1997, Harken acquired the remaining operating interest in the Four Corners Properties for approximately $450,000 cash. Harken also assumed certain liabilities of the seller relating to the property interests. All of the above acquisitions of the additional interests in the Four Corners Properties have been accounted for under the purchase method of accounting.

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

         On December 21, 1995, pursuant to a Purchase and Sale Agreement (the "Panhandle Purchase and Sale Agreement"), Harken Exploration Company ("Harken Exploration"), a wholly-owned subsidiary of Harken, acquired working interests in certain producing properties located in the panhandle region of Texas

("Panhandle Properties"). As consideration for the purchase of these interests, Harken issued, along with other consideration, 2.5 million shares of restricted Harken common stock (the "Purchase Shares"), $2.5 million in cash and a note payable by Harken Exploration to the seller for an initial face amount of $13 million. Harken had the option over the following two years to repay all or part of this $13 million note with restricted Harken common stock at conversion rates tied to future trading prices of Harken common stock. The $13 million note was to mature and become payable in two stages, with each maturity amount subject to certain adjustments. On July 11, 1996, Harken Exploration entered into an exchange agreement with the holder of the $13 million note, whereby it was exchanged for, among other consideration, the issuance of 5,150,000 restricted shares of Harken common stock. The acquisition of the Panhandle Properties has been accounted for under the purchase method of accounting. With the July 11, 1996 exchange agreement resulting in the issuance of 5,150,000 restricted shares of Harken common stock with a market value of approximately $10,429,000 in full payment of the outstanding balance on the note, Harken adjusted the recording of the initial purchase price of the Panhandle Properties to give effect to the finalization of the consideration issued in the purchase.

         On August 29, 1997, Harken, along with Harken Exploration, purchased working interests in oil and gas properties located in the panhandle region of Texas (the "Cal-T Properties"). The purchase price of approximately $3,416,000 consisted primarily of 565,000 shares of Harken common stock. The acquisition of the Cal-T Properties has been accounted for under the purchase method of accounting.

         Acquisition of EnerVest Properties -- On July 10, 1996 Harken, along with Harken Exploration, purchased working interests in certain producing oil and gas properties located in the Magnolia region of Arkansas and in the Carlsbad region of New Mexico (the "EnerVest Properties") from EnerVest Acquisition- II Limited Partnership ("EnerVest"). The purchase price of approximately $15,200,000, plus the assumption of certain operational liabilities relating to these properties, was paid in the form of $5,000,000 cash paid at closing, 1,550,000 shares of Harken common stock which were issued following closing, and 1,400,000 shares of Harken common stock which were issued in March 1997 pursuant to a Resolution and Settlement Agreement, whereby the contingent issuance of additional shares of Harken common stock provided for in the Asset Purchase and Sale Agreement was eliminated. Harken also issued to EnerVest warrants to purchase, over a period of three years from closing, 300,000 restricted shares of Harken common stock at an exercise price of $2.75 per share.

         Pro Forma Information -- The following unaudited pro forma combined condensed statement of operations for the year ended December 31, 1996 gives effect to the acquisitions of the EnerVest Properties and the Cal-T Properties and the issuance of the European 6 1/2% Senior Convertible Notes Payable (See
Note 7 -- European Convertible Notes Payable for further discussion) as if each had been consummated at January 1, 1996. The following unaudited pro forma combined condensed statement of operations for the year ended December 31, 1997 gives effect to the acquisition of the Cal-T Properties and the issuance of the European 5 1/2% Senior Convertible Notes Payable as if each had been consummated at January 1, 1997.

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

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                   (UNAUDITED)

                                                            Period from
                                                          January 1, 1996
                                                          to Closing Date
                                                          of Acquisition
                                                         ----------------

                                                             EnerVest          Cal-T
                                             Harken         Properties      Properties        Pro Forma
                                              Actual          Actual          Actual         Adjustments       Pro Forma
                                          -------------    ------------    -----------    ----------------   ------------
Oil and gas revenue                        $     12,341    $      2,173    $      1,417                      $     15,931
Other revenues                                    1,580              --              --           (125)(1)          1,455
                                           ------------    ------------    ------------   ------------       ------------
     Total Revenues                              13,921           2,173           1,417           (125)            17,386
                                           ------------    ------------    ------------   ------------       ------------

Oil and gas operating expenses                    4,438             710             818                             5,966
General and administrative expenses, net          4,537              --              --             60(3)           4,597
Depreciation and amortization                     3,595              --              --          1,010(2)           4,605
Interest expense and other, net                   1,692              --              --          1,967(4)           3,425
                                                                                                  (234)(5)
                                           ------------    ------------    ------------   ------------       ------------
     Total Expenses                              14,262             710             818          2,803             18,593
                                           ------------    ------------    ------------   ------------       ------------

Income tax expense                                   --              --              --                                --
                                           ------------    ------------    ------------   ------------       ------------
Net income (loss)                          $       (341)   $      1,463    $        599         (2,928)      $     (1,207)
                                           ============    ============    ============   ============       ============

Basic net loss per share attributable to
common stock                               $      (0.00)                                                     $      (0.01)
                                           ============                                                      ============

Basic Weighted Average Shares
Outstanding                                  85,021,894                                                        92,984,625
                                           ============                                                      ============

PRO FORMA ADJUSTMENTS-PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS - YEAR ENDED DECEMBER 31, 1996

(1) Pro forma entry to reflect the reduction in interest income earned due to the $5,000,000 cash consideration paid in connection with the acquisition of the EnerVest Properties.
(2) Pro forma entry to adjust actual depreciation and amortization expense on oil and gas properties for the acquired interests to the depreciation and amortization expense calculated on a consolidated basis.
(3) Pro forma entry to record additional general and administrative expenses expected to be incurred by Harken related to the EnerVest Properties. The additional general and administrative expenses consist of $10,000 per month, net of overhead reimbursements, for additional necessary operating and administrative employees to serve the EnerVest Properties.
(4) Pro forma entry to reflect interest and amortization expense incurred on the 6 1/2% European Notes Payable.
(5) Pro forma entry to reflect the reduction in the accretion of interest expense related to the July 1996 exchange of the note payable issued by Harken as part of the acquisition of the Panhandle Properties.

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                   (UNAUDITED)

                                                                  Period from
                                                                January 1, 1997
                                                                to Closing Date
                                                                of Acquisition
                                                                ----------------
                                                                      Cal-T
                                                    Harken          Properties       Pro Forma
                                                    Actual            Actual        Adjustments         Pro Forma
                                                 -------------   --------------   --------------      -------------
Oil and gas revenue                              $      14,113   $         911                        $      15,024
Other revenues                                           4,655              --                                4,655
                                                 -------------   -------------    -------------       -------------
     Total Revenues                                     18,768             911                               19,679
                                                 -------------   -------------    -------------       -------------

Oil and gas operating expenses                           5,581             665                                6,246
General and administrative expenses, net                 6,222              --                                6,222
Depreciation and amortization                            5,183              --              333(1)            5,516
Interest expense and other, net                          1,530              --            2,049(2)            3,579
                                                 -------------   -------------    -------------       -------------
     Total Expenses                                     18,516             665            2,382              21,563
                                                 -------------   -------------    -------------       -------------

Income tax expense                                          63              --              (63)(3)              --
                                                 -------------   -------------    -------------       -------------
Net income (loss)                                $         189   $         246           (2,319)      $      (1,884)
                                                 =============   =============    =============       =============

Basic net income (loss) per share attributable
to common stock                                  $        0.00                                        $       (0.02)
                                                 =============                                        =============

Basic Weighted Average Shares Outstanding          109,087,697                                          109,460,752
                                                 =============                                        =============

PRO FORMA ADJUSTMENTS-PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS - YEAR ENDED DECEMBER 31, 1997

(1) Pro forma entry to adjust actual depreciation and amortization expense on oil and gas properties for the acquired interests to the depreciation and amortization expense calculated on a consolidated basis.
(2) Pro forma entry to reflect interest and amortization expense incurred on the 5 1/2% European Notes Payable.
(3)      Pro forma entry to eliminate federal and state income tax expense.

(3)  INVESTMENTS

         Investments are classified by Harken management at the time of purchase as either held-to-maturity, available-for-sale or trading. Such classification is reevaluated as of each balance sheet date. Included within cash and temporary investments and cash in segregated accounts as of December 31, 1997 are certain investments in marketable debt securities having maturities of sixty days or less. Such debt securities are classified as held-to-maturity as Harken has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. During 1996 and 1997, Harken held no securities which were classified as available-for-sale or trading.

         During a portion of 1995, Harken carried an investment in the common stock of E-Z Serve Corporation, a former subsidiary ("E-Z Serve"), including shares of E-Z Serve common stock resulting from the June 1994 and January 1995 conversions of certain shares of E-Z Serve $6.00 Convertible Preferred Stock, Series C. Harken classified its investment in E-Z Serve common stock as available-for-sale. Harken sold its investment in the common stock of E-Z Serve during the third quarter of 1995.

         Held-to-maturity securities -- The amortized cost and estimated fair value of the marketable debt securities are as follows:

                                                  December 31,
                                             --------------------
                                                1996      1997
                                             ----------   -------
Included in cash and temporary investments
         Cost                                     $ --   $50,906
         Estimated Fair Value                     $ --   $50,973

Included in Segregated Accounts
         Cost                                     $ --   $37,184
         Estimated Fair Value                     $ --   $37,242

         Harken includes in cash and temporary investments and cash in segregated accounts other cash and cash equivalent amounts in addition to the above marketable debt securities.

         Available-for-sale securities -- The gross realized gains and gross realized losses on the investment in the common stock of E-Z Serve are as follows:


                           Year Ended December 31,
                          ------------------------
                           1995      1996     1997
                          -----     -----    -----
Gross Realized Gains      $ 309       $--      $--
Gross Realized Losses        --        --       --

(4)  OIL AND GAS PROPERTIES

         Harken follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, development and production of oil and gas reserves. Under this method, all costs, including internal costs, directly related to acquisition, exploration and development activities are capitalizable as oil and gas property costs. Harken capitalized $1,182,000, $2,167,000 and $3,126,000 of internal costs, net of reimbursements from joint interest owners, directly related to these activities in 1995, 1996 and 1997, respectively. Such costs include office and personnel costs of Harken's international and domestic exploration field offices and does not include any corporate overhead. Harken also accrues costs of dismantlement, restoration and abandonment to the extent that such costs, in the aggregate, are anticipated to exceed the aggregate salvage value of equipment and facilities removed from producing wells and other facilities. See Note 14 -- Oil and Gas Disclosures for further discussion.

         The capitalized costs of oil and gas properties, excluding unevaluated properties, are amortized on a country-by-country basis using a unit of production method (equivalent physical units of 6 mcf of gas to each barrel of oil) based on estimated proved recoverable oil and gas reserves. Such amortization of domestic oil and gas properties was $5.68, $5.58 and $6.60 per equivalent barrel of oil produced during 1995, 1996 and 1997, respectively. The evaluated costs at December 31, 1996 and 1997 also include $5,802,000 and $22,754,000, respectively, related to Colombia which have not yet begun to be amortized (see Note 5 -- Colombian Operations for a discussion of Colombian operations).

         The unevaluated property costs at December 31, 1996 and 1997 includes $3,656,000 and $21,413,000, respectively, related to Colombia and $6,610,000 and $5,780,000, respectively, related to domestic prospects. Amortization of unevaluated property costs will begin when the properties become proved or their values become impaired. Harken assesses realizability of unevaluated properties on at least an annual basis or when there has been an indication that an impairment in value may have occurred. Fair value of unevaluated prospects is determined based on management's intention with regard to future exploration and development of individually significant properties and the ability of Harken to obtain funds to finance such exploration and development.

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

(5)  COLOMBIAN OPERATIONS

         Harken's Colombian operations are conducted through Harken de Colombia, Ltd., a wholly-owned subsidiary of Harken, which held five exclusive Colombian Association Contracts with Empresa Colombiana de Petroleos ("Ecopetrol") as of December 31, 1997. These Association Contracts include the Alcaravan Contract, awarded in 1992, the Bocachico Contract, awarded in 1994, the Cambulos Contract, awarded in 1995, the Bolivar Contract, awarded in 1996 and the Miradores Contract, awarded in December 1997. The Alcaravan and Miradores Contracts currently cover a combined area of approximately 242,000 acres in the Llanos Basin of Eastern Colombia. The Bocachico and Cambulos Contracts cover a combined area of approximately 492,000 acres in the Middle Magdalena Valley of Central Colombia and the Bolivar Contract covers an area of approximately 250,000 acres in the Northern Middle Magdalena Valley of Central Colombia. In March 1998, Harken de Colombia, Ltd. signed its sixth Association Contract with Ecopetrol, the Los Olmos Contract, which covers approximately 374,000 acres in the Lower Magdalena Valley of Northern Colombia. Terms of each of the Association Contracts commit Harken to perform certain activities in accordance with a prescribed timetable. As of December 31, 1997, Harken was in compliance with the requirements of each of the Association Contracts, as amended.

         Under the terms of the Association Contracts, if, during the first six years of each contract, Harken discovers one or more fields of producing oil or gas in quantities that are economically exploitable and Ecopetrol agrees that such field is economically exploitable (a "commercial discovery"), the term of that contract will be extended for a period of 22 years from the date of such commercial discovery. Upon discovery of a field capable of commercial production, and upon commencement of production from that commercial field, Ecopetrol will reimburse Harken for 50% of Harken's successful well costs expended up to the point of declaration of a commercial discovery plus, in the case of the Cambulos, Bolivar, Miradores and Los Olmos Contracts, 50% of all seismic and dry well costs incurred prior to the point of declaration of a commercial discovery. Production from a commercial discovery will be allocated as follows: Ecopetrol, on behalf of the Colombian government, will receive a 20% royalty interest in all production, and all production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Harken until cumulative production from all fields in the Association Contract acreage reaches 60 million barrels of oil. As cumulative production increases in excess of 60 million barrels of oil, Ecopetrol's share of production will increase progressively (to a maximum of 75% under certain of the Association Contracts) with a corresponding decrease in Harken's share of production. After a declaration of a commercial discovery, Harken and Ecopetrol will be responsible for all future development costs and operating expenses in direct proportion to their interest in production. For any fields that are not declared by Ecopetrol to be a commercial discovery, Harken would retain the rights to all production after royalty.

         Harken has entered into certain development finance and operating agreements with outside parties whereby such parties have received a beneficial interest in certain of Harken's Colombian operations. For further discussion see
Note 6 -- Development Finance and Operating Agreements.

(6)  DEVELOPMENT FINANCE AND OPERATING AGREEMENTS

         Rio Negro Development Finance Agreement -- In October 1995, Harken entered into a Development Finance Agreement (the "Rio Negro Development Finance Agreement") with Arbco Associates L.P., Offense Group Associates L.P., Kayne Anderson Nontraditional Investments L.P. and Opportunity Associates L.P. (collectively, the "Rio Negro Investors"), pursuant to which the Rio Negro Investors provided $3,500,000 to Harken to finance drilling on the Rio Negro prospect in the Bocachico Contract area in exchange for the right to receive future payments from Harken equal to 40% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from the Rio Negro prospect (the "Rio Negro Participation").

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

         Palo Blanco Development Finance Agreements -- In June 1996, Harken, along with Harken de Colombia, Ltd., entered into separate Development Finance Agreements with two investors. Under the terms of the agreements, the two investors provided an aggregate of $2,500,000 to finance the drilling of a well on the Palo Blanco prospect in the Alcaravan Association Contract area. In return for the $2,500,000, the investors were initially granted a beneficial interest in 40% of the net profits from the Palo Blanco prospect which might have been received by Harken de Colombia, Ltd. In 1996, the investors exercised their rights under the agreement to convert one-half of their beneficial interest into 599,988 shares of restricted Harken common stock. During the first quarter of 1997, the investors exercised their right to convert the remaining portion of their beneficial interest into an additional 599,988 shares of restricted Harken common stock.

         Rochester Agreement -- Harken de Colombia, Ltd. has entered into an operating agreement (the "Rochester Agreement") with Rochester Energy Corporation ("Rochester", a Canadian corporation) pursuant to which Rochester has paid 331/3% of the aggregate costs of the Estero #1 well and related production facilities on the Palo Blanco prospect, 25% of the aggregate costs related to the Estero #3 well, and 25% of the aggregate costs of the initial well to be drilled on the Anteojos prospect, the Canacabare #1, all of which are located within the Alcaravan Contract area, along with 25% of the aggregate costs related to the Miradores Association Contract. In exchange, Rochester acquired a beneficial interest equal to 25% of the interest held by Harken de Colombia, Ltd. in the Palo Blanco and Anteojos prospect operations. The Estero #1 well was drilled in the first half of 1997 and Estero #3 was spudded in December 1997. The Canacabare #1 well is scheduled to begin drilling in early 1998.

         Parkcrest Financing Agreement -- Harken de Colombia, Ltd. has entered into a financing agreement ("the Parkcrest Financing Agreement") with Parkcrest Explorations, Ltd. ("Parkcrest", a Canadian corporation) pursuant to which Parkcrest has paid 331/3% of the aggregate costs of the Estero #1 well and related production facilities on the Palo Blanco prospect, 331/3% of the aggregate costs of the initial well to be drilled on the Anteojos prospect, the Canacabare #1, and 25% of the aggregate costs related to the Estero #3 well, all of which are located within the Alcaravan Contract area. In addition, Parkcrest will pay 331/3% of the aggregate costs of the initial well to be drilled under the Miradores Association Contract. Parkcrest is also responsible for their contracted percentage share of costs related to seismic on the Alcaravan and Miradores Contract areas. In exchange, Parkcrest, upon its full performance, will acquire a beneficial interest equal to 25% of the interest held by Harken de Colombia, Ltd. in these prospects.

         EnCap Development Finance Agreement -- In October 1997, Harken entered into a Development Finance Agreement (the "EnCap Development Finance Agreement") with EnCap Energy Capital Fund III, L.P., EnCap Energy Capital Fund III-B, L.P., BOCP Energy Partners, L.P. and Energy Capital Investment Company PLC (collectively the "EnCap Investors"), pursuant to which the EnCap Investors provided $25 million (the "Payment Amount"), less a 2% investment banking fee, to Harken to finance the planned drilling of the initial wells on three unexplored oil and gas prospects in the Middle Magdalena Basin of Colombia. As part of the transaction, Harken issued 150,000 shares of Harken common stock to the EnCap Investors. The three well exploratory program contemplates the drilling of one prospect on Harken's Bocachico Contract area and the drilling of two prospects on Harken's Cambulos Contract area. In exchange, the EnCap Investors received the right to receive future payments from Harken equal to 5% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from each of the three prospects if the planned drilling on the prospect is successful (the "EnCap Participation"). Pursuant to the EnCap Development Finance Agreement, Harken is obligated to drill each of the three wells prior to October 2000.

         Pursuant to the EnCap Development Finance Agreement, the EnCap Investors have the right, for a period of two years beginning in October 1998, to convert all or part of the EnCap Participation into shares of Harken common stock. The number of shares of Harken common stock to be issued upon conversion of the EnCap Participation will be equal to the quotient of (i) the Payment Amount (less any distributions made in respect of the EnCap Participation) plus an amount equal to 15% interest per annum on the net Payment Amount compounded monthly (the "Invested Amount"), divided by (ii) the market price of Harken common stock at the time of conversion. During the same two year period, Harken also has the right to convert the EnCap Participation into shares of Harken common stock with the number of shares of Harken common stock to be issued to be equal to the quotient of (i) the Payment Amount (less any distribution made in respect of the EnCap Participation) plus an amount equal to 25% interest per annum on the net Payment Amount compounded monthly, divided by (ii) the market price of Harken common stock at the time of conversion. Harken can also elect to pay cash upon any conversion of the EnCap Participation in lieu of issuing Harken common stock. The EnCap Development Finance Agreement also provides for additional shares of Harken common stock to be issued by Harken in the event of a conversion to the extent that the EnCap Investors do not, under certain circumstances, realize the Invested Amount from the sale of shares of Harken common stock issued at the conversion. See Note 12 -- Related Party Transactions for a discussion of the relationship between Harken and the EnCap Investors.

         European Development Finance Agreement -- In December 1997, Harken entered into a Development Finance Agreement and other related agreements (the "European Development Finance Agreement") whereby Sidro S.A., Lambertine Holdings, Ltd. and Rauscher Pierce and Clark (collectively the "European Investors") purchased all of the outstanding common stock of Harken Capital Corporation, ("HCC", a newly-formed U.S. corporation) for $7 million. Pursuant to the European Development Finance Agreement, HCC then provided the $7 million to Harken in January 1998 to finance a portion of the cost of the three-well exploratory program discussed above pursuant to the EnCap Development Finance Agreement. In exchange, HCC received the right to receive future payments from Harken equal to 1.4% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from each of the three prospects if the planned drilling on the prospect is successful. As part of the transaction, Harken issued 42,000 shares of Harken common stock to the European Investors and paid a cash fee of $175,000 to one of the European Investors.

         Pursuant to the European Development Finance Agreement, the European Investors and Harken each have the right to convert the European Investors interest into shares of common stock of Harken pursuant to conversion rights terms identical to those terms related to the EnCap Development Finance Agreement, for a period of two years beginning in December 1998.

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

         5 1/2% European Notes -- On June 11, 1997, Harken issued to qualified purchasers a total of $70 million in 5 1/2% Senior Convertible Notes ( the "5 1/2% European Notes") which mature on June 10, 2002. In connection with the sale and issuance of the 5 1/2% European Notes, Harken paid approximately $5,174,000 from the 5 1/2% European Notes proceeds for commissions and issuance costs. Interest incurred on these notes is payable semi-annually in June and December of each year to maturity or until the 5 1/2% European Notes are converted. Such 5 1/2% European Notes are convertible into shares of Harken common stock at an initial conversion price of $5.00 per share, subject to adjustment in certain circumstances ("the 5 1/2% European Note Conversion Price"). The Trust Indenture provided for a five percent premium on the number of shares of Harken common stock issuable on conversion that was paid to holders converting the 5 1/2% European Notes prior to December 11, 1997. The 5 1/2% European Notes are also convertible by Harken into shares of Harken common stock after one year following issuance, if for any period of thirty consecutive days commencing on or after June 11, 1997, the average of the closing prices of Harken common stock for each trading day during such thirty day period shall have equaled or exceeded 130% of the 5 1/2% European Note Conversion Price (or $6.50 per share of Harken common stock). In October 1997, Harken met the market price criteria necessary to call for mandatory conversion of the 5 1/2% European Notes any time on or after June 11, 1998, and provided notice to the holders as required under the Trust Indenture. Harken intends to mandatorily convert all of the 5 1/2% European Notes which remain outstanding on June 11, 1998. As of December 31, 1997, holders of 5 1/2% European Notes totaling $30,120,000 have exercised their conversion option and such holders were issued 6,325,200 shares of Harken common stock. Subsequent to December 31, 1997, and as of March 17, 1998, additional holders of 5 1/2% European Notes totaling $610,000 have exercised their conversion option and such holders were issued an additional 122,000 shares of Harken common stock. The 5 1/2% European Notes are listed on the Luxembourg Stock Exchange.

         Upon closing, all proceeds from the sale of each of the European Notes issuances were each initially paid to a Trustee under the terms of a Trust Indenture covering each issue and held in separate interest bearing Trust accounts (the "Segregated Accounts") to be maintained for Harken's benefit, until the Trustee is presented with evidence of sufficient asset value, as defined in the Trust Indenture, held by Harken to permit an advance of a portion of the proceeds. Until all of the 5 1/2% European Notes are converted, Harken must maintain an Asset Value Coverage Ratio equal to or greater than 1:1 which is calculated as the ratio of (i) the sum of (x) 100% of the aggregate amount of Harken's cash on deposit in the Segregated Accounts plus (y) 50% of the net present value of Harken's domestic unencumbered total proved reserves plus (z) 25% of the net present value of Harken's total proved Colombian reserves to (ii) the aggregate outstanding principal amount of the 5 1/2% European Notes. Upon a conversion, any proceeds attributable to the 5 1/2% European Notes converted which remain in the Segregated Accounts may be withdrawn by Harken without regard to the asset value then existing. Harken was in compliance with the Asset Value Coverage Ratio at December 31, 1997.

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

         All Segregated Account cash related to the 6 1/2% European Notes is reflected as a current asset at December 31, 1996 as Harken had the intent and ability to convert all outstanding 6 1/2% European Notes to Harken common stock prior to December 31, 1997. During March 1997, Harken transferred approximately $15.3 million of 6 1/2% European Note proceeds from the Segregated Accounts to Harken's operating cash account due to the conversions of the 6 1/2% European Notes. On July 31, 1997, Harken transferred the remaining approximately $21.3 million of 6 1/2% European Notes proceeds from the Segregated Accounts to Harken's operating cash account. All Segregated Account cash related to the 5 1/2% European Notes is reflected as a current asset at December 31, 1997 as all such cash is available according to the Trust Indenture. During December 1997, Harken transferred approximately $28 million of the 5 1/2% European Note proceeds from the Segregated Accounts to Harken's operating cash account due to the conversions of the 5 1/2% European Notes. The initial cash proceeds from the issuance of the European Notes are not included in the Statement of Cash Flows because the proceeds are not considered to be cash equivalents. Transfers of proceeds from the Segregated Accounts are included in cash flows from financing activities in the accompanying consolidated statements of cash flows.

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

         At December 31, 1994, 186,760 shares of Series C Preferred outstanding were held by Tejas Power Corporation, a former subsidiary ("Tejas") and represented the only remaining Series C Preferred shares outstanding. In connection with the issuance of 1,000 shares of Tejas Series B Preferred Stock ("Tejas Preferred Stock") to Harken, Tejas agreed to waive certain of the provisions under the terms of the Harken Series C Preferred, including the payment of the 12% annual dividend. In December 1995, Harken entered into a purchase, sale and exchange agreement in which it exchanged the 1,000 shares of Tejas Preferred Stock it held along with a note payable for $394,000 to Tejas for the 186,760 shares of Series C Preferred. At December 31, 1995 there were no remaining outstanding shares of Series C Preferred.

(9)  STOCKHOLDERS' EQUITY

         Common Stock -- Harken currently has authorized 175,000,000 shares of $.01 par common stock. At December 31, 1996 and 1997, Harken had issued 93,862,266 shares and 121,811,534 shares, respectively. Harken held 400,896 shares as treasury stock at a cost of $1,390,000 at December 31, 1996.

         Acquisition of Additional Four Corners Property Interests -- In May 1995, Harken acquired an additional interest in the Four Corners Properties primarily in exchange for, among other consideration, 534,000 restricted shares of Harken common stock. In April 1996, Harken again acquired an additional interest in the Four Corners Properties primarily in exchange for, among other consideration, 509,000 restricted shares of Harken common stock. See Note 2 -- Acquisitions for further discussion.

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

         Issuance of European Convertible Notes Payable -- At December 31, 1995, $2,450,000 of the 8% European Notes had been converted into 1,633,327 shares of Harken common stock. In 1996, all of the remaining outstanding 8% European Notes were converted into 8,366,648 additional shares of Harken common stock. In connection with the issuance of the 8% European Notes, Harken issued to the placement agents for the 8% European Notes certain non-registered non-transferrable stock purchase warrants to purchase one million shares of Harken common stock which were exercisable by the holders thereof at any time on or before May 11, 1999 at an exercise price of $1.50 per share. As of December 31, 1997, only approximately 37,000 of such warrants remained outstanding and were subsequently exercised for shares of Harken common stock in February 1998. Also, Harken paid a fee of 92,308 shares of Harken common stock to a financial advisor in connection with the 8% European Notes and the market value of such shares as of the date issued was included as deferred issuance costs in Other Assets in the accompanying consolidated balance sheets.

         In July 1996, Harken issued to qualified purchasers a total of $40 million in 6 1/2% European Notes which were to mature on July 30, 2000. The 6 1/2% European Notes were convertible under certain terms into approximately 16,000,000 shares of Harken common stock. During 1996, holders of 6 1/2% European Notes totaling $1,400,000 exercised their conversion option and such holders were issued 560,000 shares of Harken common stock. In February 1997, Harken gave notice as required under the Trust Indenture that it had met the market price criteria necessary to call for mandatory conversion of the 6 1/2% European Notes and on June 2, 1997, formally called the 6 1/2% European Notes for conversion on July 31, 1997 (see Note 7 -- European Convertible Notes Payable for further discussion). During the first six months of 1997, holders of 6 1/2% European Notes totaling an additional $19,300,000 exercised their conversion option and such holders were issued 7,720,000 shares of Harken common stock. On July 31, 1997, Harken converted the remaining 6 1/2% European Notes into 7,720,000 shares of Harken common stock.

         In connection with the issuance of the 6 1/2% European Notes, Harken issued to the placement agents for the 6 1/2% European Notes certain non-registered non-transferrable stock purchase warrants to purchase 1,280,000 shares of Harken common stock which are currently exercisable by the holders thereof at any time on or before July 31, 1999 at an exercise price of $2.50 per share. As of December 31, 1997, all but approximately 787,000 of such warrants had been exercised for shares of Harken common stock and as of March 17, 1998, all but approximately 60,000 of such warrants had been exercised for shares of Harken common stock.

         In June 1997, Harken issued to qualified purchasers a total of $70 million in 5 1/2% European Notes which mature on June 11, 2002. The 5 1/2% European Notes are convertible under certain terms into a maximum of approximately 14,700,000 shares of Harken common stock. In connection with the issuance of the 5 1/2% European Notes, Harken issued to the placement agents for the 5 1/2% European Notes warrants to purchase 1,120,000 shares of Harken common stock at any time after December 11, 1997 and on or before December 11, 1999 at an exercise price of $5.00 per share. As of December 31, 1997, holders of 5 1/2% European Notes totaling $30,120,000 have exercised their conversion option and such holders were issued 6,325,200 shares of Harken common stock. Subsequent to December 31, 1997 and as of March 17, 1998, holders of 5 1/2% European Notes totaling an additional $610,000 have exercised their conversion option and such holders were issued 122,000 shares of Harken common stock.

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

         Acquisition of Texas Properties -- In October 1995, a wholly-owned subsidiary of Harken paid as consideration three million shares of restricted Harken common stock previously held as treasury stock in exchange for the Yellowhouse Properties. As part of the purchase of these interests, Harken also issued warrants to purchase one million additional shares of restricted Harken common stock at $2 per share. During 1997, these warrants were exercised for shares of Harken common stock.

         In December 1995, Harken Exploration acquired certain interests in producing properties located in the panhandle region of Texas ("Panhandle Properties") in exchange for, among other consideration, 2.5 million shares of Harken common stock and a $13 million note payable which was payable, at Harken's option, in shares of Harken common stock. In July 1996, Harken Exploration entered into an exchange agreement with the seller of the Panhandle Properties, pursuant to which Harken issued 5,150,000 restricted shares of Harken common stock in satisfaction of all obligations owed by the subsidiary to the seller under the terms of the Panhandle Note. See Note 2 -- Acquisitions for further discussion.

         Acquisition of EnerVest Properties -- On July 10, 1996, Harken Exploration acquired the EnerVest Properties for a purchase price valued at approximately $15,200,000 and the assumption of certain operational liabilities relating to these properties. See Note 2 -- Acquisitions for further discussion. As partial consideration for the properties, Harken issued 1,550,000 in shares of Harken common stock issued after closing. Pursuant to a Resolution and Settlement Agreement in March 1997, Harken issued an additional 1,400,000 shares of common stock as final consideration for the properties. Harken also issued to EnerVest warrants to purchase, for a period of three years from closing, 300,000 restricted shares of Harken common stock at an exercise price of $2.75 per share. During the third quarter of 1997, the holder exercised warrants to purchase 100,000 shares of Harken common stock.

         Acquisition of Cal-T Properties -- In August, 1997, Harken acquired working interests in the Cal-T Properties in exchange for 565,000 shares of Harken common stock. See Note 2 -- Acquisitions for further discussion.

         Rio Negro Development Finance Agreement -- In October 1995, Harken and the Rio Negro Investors entered into the Rio Negro Development Finance Agreement. Related to the Agreement, Harken issued to a financial advisor 82,759 shares of restricted Harken common stock as well as warrants to purchase 100,000 additional shares of restricted Harken common stock. In March 1997, Harken and the Rio Negro Investors entered into a Conversion Agreement whereby Harken purchased 75% of the Participation relating to the Rio Negro Development Finance Agreement for 900,000 restricted shares of Harken common stock. These shares were issued in April 1997. See Note 6 -- Development Finance and Operating Agreements for further discussion of the Rio Negro Development Finance Agreement.

         Palo Blanco Development Finance Agreements -- In June 1996, Harken, along with Harken de Colombia, Ltd., entered into two separate Development Finance Agreements with two investors. In 1996, the investors exercised their rights under the agreements to convert one-half of their beneficial interest into 599,988 shares of restricted Harken common stock, and during the first quarter of 1997, exercised their rights to convert the remaining portion of their beneficial interest into 599,988 shares of restricted Harken common stock. See Note 6 -- Development Finance and Operating Agreements for further discussion.

         EnCap Development Finance Agreement -- In October 1997, Harken and the EnCap Investors entered into a Development Finance Agreement under which the EnCap Investors funded approximately $25 million to finance the drilling of three wells in the Middle Magdalena Basin of Colombia. Pursuant to the EnCap Development Finance Agreement, both Harken and the EnCap Investors have the right under certain circumstances to convert all or part of the EnCap Participation into shares of Harken common stock. Harken also issued 150,000 shares of Harken common stock to the EnCap Investors. See Note 6 -- Development Finance and Operating Agreements for further discussion of the EnCap Development Finance Agreement and Note 12 -- Related Party Transactions for further discussion of the EnCap Investors.

         European Development Finance Agreement -- In December 1997, Harken, HCC and the European Investors entered into a Development Finance Agreement under which HCC funded $7 million in January 1998 to finance the drilling of three wells in the Middle Magdalena Basin of Colombia. Pursuant to the European Development Finance Agreement, both Harken and HCC have the right under certain circumstances to convert some or all of the shares of HCC common stock into shares of Harken common stock. In addition, Harken issued 42,000 shares of Harken common stock to the European Investors. See Note 6 -- Development Finance and Operating Agreements for further discussion.

         Per Share Data -- Basic earnings per common share was computed by dividing net income or loss by the weighted average number of shares of Harken common stock outstanding during the year. Diluted earnings per common share for 1997 was determined by including the effect of outstanding options and warrants using the treasury stock method to the extent that the average share price exceeds the exercise price. The impact of unconverted European Convertible Notes was not included in any of the years presented as their effect would have been antidilutive. Harken has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", effective December 15, 1997, and as a result has restated certain prior year weighted average shares outstanding calculations, although there was no impact on prior year loss per share amounts. A reconciliation of the 1997 calculation of diluted earnings per common share is as follows (not in thousands):


                                                               Year Ended December 31, 1997
                                                  ------------------------------------------------------
                                                                      Weighted Average
                                                      Income               Shares                Per Share
                                                  --------------    ---------------------      --------------
Basic earnings per common share                   $      189,000              109,087,697      $         0.00
Treasury stock method effect of:
   Outstanding employee stock options                         --                1,654,970                  --
   Outstanding warrants                                       --                1,190,922                  --
                                                  --------------    ---------------------      --------------
Diluted earnings per common share                 $      189,000              111,933,589      $         0.00
                                                  ==============    =====================      ==============


         Summary of Outstanding Warrants -- At December 31, 1997, Harken has the following outstanding warrants available to be exercised (not in thousands):


   Year of Issuance         Number of Shares            Exercisable                 Price                Expiration Date
----------------------   ----------------------    ---------------------    ----------------------    ---------------------
1995                           2,083,000                 2,083,000              $1.50 to $2.00             1997 - 1999
1996                           1,784,000                 1,784,000              $1.50 to $2.75             1998 - 1999
1997                           2,143,937                 2,143,937              $1.50 to $5.00                1999

(10)  STOCK OPTION PLAN

         Harken has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("FAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of Harken's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Harken's 1993 Stock Option and Restricted Plan has authorized the grant of options to Harken employees and directors for up to 4,000,000 shares of Harken common stock. Harken's 1996 Stock Option and Restricted Stock Plan has authorized the grant of 4,270,000 shares of Harken common stock. All options granted have 10-year terms and vest and become fully exercisable at the end of 4 years of continued employment.

         Pro forma information regarding net loss and loss per share is required by FAS 123, and has been determined as if Harken had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995, 1996 and 1997, respectively: risk- free interest rates of 7%, 6% and 5 1/2%; dividend yields of 0%; volatility factors of the expected market price of Harken common stock of .779, .614 and .588; and a weighted-average expected life to the option of 4 years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Harken's pro forma information follows (in thousands except for earnings per share information):


                                                     Year Ended December 31,
                                        ----------------------------------------------
                                           1995               1996              1997
                                        ---------          ---------         ---------
Pro forma net loss                      $  (1,958)         $    (929)        $  (2,013)
Pro forma basic loss per share          $   (0.03)         $   (0.01)        $   (0.02)

         The weighted average fair value of the options issued in 1996 and 1997 was $1.30 and $2.63 per share, respectively, underlying such option.

         A summary of the Company's stock option activity, and related information for the year ended December 31, 1996 and 1997 follows (not in thousands):


                                                                  Year Ended December 31,
                                     -------------------------------------------------------------------------
                                                    1996                                      1997
                                     ----------------------------------     ----------------------------------
                                                      Weighted-Average                       Weighted-Average
                                      Options          Exercise Price         Options         Exercise Price
                                     ----------      ------------------     ----------      ------------------
Outstanding-beginning of year         3,484,300        $      1.76          5,224,300         $      2.15
   Granted                            1,740,000        $      2.92          3,320,000         $      5.14
   Exercised                                 --                              (114,051)        $      1.90
   Forfeited                                 --                               (53,250)        $      2.28
                                     ----------        -----------         ----------         -----------

Outstanding-end of year               5,224,300        $      2.15          8,376,999         $      3.34

Exercisable-end of year               1,739,300        $      1.77          2,773,999         $      1.93

         Exercise prices for options outstanding as of December 31, 1996 ranged from $1.00 to $5.625. Exercise prices for options outstanding as of December 31, 1997 ranged from $1.00 to $6.00.

(11)  INCOME TAXES

         At December 31, 1997, Harken had available for federal income tax reporting purposes, net operating loss (NOL) carryforward for regular tax purposes of approximately $60,000,000 which expires in 1998 through 2012, alternative minimum tax NOL carryforward of approximately $51,000,000 which expires in 1998 through 2011, investment tax credit carryforward of approximately $842,000 which expires in 1998 through 2002, statutory depletion carryforward of approximately $2,400,000 which does not have an expiration date, and a net capital loss carryforward of approximately $12,400,000 which expires in 2007 through 2011. Approximately $16,000,000 of the net operating loss carryforward has been acquired with the purchase of subsidiaries and must be used to offset future income from profitable operations within those subsidiaries.

         The following is a reconciliation of the reported amount of income tax expense for the year ended December 31, 1997 to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income:


                                                                              1997
                                                                              ----
Tax expense using statutory rate                                              $ 86
Application of net operating loss carryforward                                 (86)
Alternative minimum tax provision                                               27
State income taxes                                                              36
                                                                              ----
     Current tax expense                                                      $ 63
                                                                              ====

         At December 31, 1995, total deferred tax liabilities, relating primarily to property and equipment, increased to approximately $7,528,000 while total deferred tax assets increased to approximately $22,364,000. The resulting decrease in net deferred tax assets was offset by a corresponding decrease in the valuation allowance to approximately $14,836,000 at December 31, 1995, resulting in no impact to Harken's results of operations.

         At December 31, 1996, total deferred tax liabilities, relating primarily to property and equipment, decreased to approximately $3,216,000 while total deferred tax assets, primarily related to the net operating loss carryforward, increased to approximately $23,136,000. The resulting increase in net deferred tax assets was offset by a corresponding increase in the valuation allowance to approximately $19,920,000 at December 31, 1996, resulting in no impact to Harken's results of operations.

         Total deferred tax liabilities, relating primarily to property and equipment as of December 31, 1997, were approximately $680,000. Total deferred tax assets, primarily related to the net operating loss carryforward, were approximately $20,538,000 at December 31, 1997. The total net deferred tax asset is offset by a valuation allowance of approximately $19,858,000 at December 31, 1997, resulting in no impact to Harken's results of operations.

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

(12)  RELATED PARTY TRANSACTIONS

         In June 1997, Harken added to its Board of Directors a new director who is also a managing director of EnCap Investments L.C. ("EnCap"). EnCap has historically provided financial consulting and investment banking services to Harken. In connection with the June 1997 placement of the 5 1/2% European Notes, EnCap received as a financial consulting fee, $466,667 in cash, and a warrant to purchase 50,000 shares of Harken common stock at any time after December 11, 1997 and on or before December 11, 1999 at an exercise price of $5.00 per share. As described in Note 6 -- Development Finance and Operating Agreements, in October 1997, Harken entered into a Development Finance Agreement with the EnCap Investors. EnCap serves as the general partner of three of the EnCap Investors and the new Harken director serves as a director of the fourth EnCap Investor. In connection with the EnCap Development Finance Agreement, EnCap received an investment banking fee of $500,000.

         During 1997, Harken made short-term loans totaling $295,000 to certain members of Harken's Board of Directors and Management. Such notes receivable are reflected in Harken's consolidated balance sheet at December 31, 1997 as Related Party Notes Receivable.

         During 1994, an agreement was reached with an officer whereby a certain note receivable from the officer for $520,000, together with accrued interest, was forgiven equally over three installments dated April 1994, July 1995 and December 1996 with each installment of such forgiveness contingent upon the officer's continued employment through the date of each such installment. Harken included an installment of this forgiveness totaling $232,000 per year in general and administrative expense during the years ended December 31, 1995 and 1996.

(13)  OTHER INFORMATION

         Quarterly Data -- (Unaudited) -- The following tables summarize selected quarterly financial data for 1996 and 1997 expressed in thousands, except per share amounts.


                                                               Quarter Ended
                                      ----------------------------------------------------------      Total
                                       March 31        June 30      September 30    December 31       Year
                                      ----------     -----------   --------------  -------------   -----------
1996
Revenues                              $  2,341        $  2,590       $  4,115       $  4,875        $ 13,921
Gross profit                             1,237           1,548          2,337          2,781           7,903
Net income (loss)                         (296)             68             45           (158)           (341)
Basic and diluted income (loss)
  per common share                    $  (0.00)       $   0.00       $   0.00       $  (0.00)       $  (0.00)

1997
Revenues                              $  4,251        $  4,027       $  5,000       $  5,490        $ 18,768
Gross profit                             2,441           1,917          1,986          2,188           8,532
Net income                                  68              46             38             37             189
Basic and diluted income
  per common share                    $   0.00        $   0.00       $   0.00       $   0.00        $   0.00

         Significant Customers -- In 1995, a single oil purchaser represented 47% of consolidated revenues. In 1996, two oil purchasers and a gas purchaser represented 27%, 16% and 10%, respectively, of consolidated revenues. In 1997, one oil purchaser represented 15% of consolidated revenues. Harken has secured and maintains letters of credit with significant purchasers. In addition, management does not feel that the loss of a significant purchaser would significantly impact the operations of Harken due to the availability of other potential purchasers for its oil and gas production.

         Geographic Segment Information -- For the three years ended December 31, 1997, Harken has reflected no revenues or operating profit from its Colombian operations. Identifiable net asset and capital expenditure information for each of the three years ended December 31, 1997 is as follows:


                                            December 31,
                               --------------------------------------
IDENTIFIABLE NET ASSETS:         1995           1996           1997
                               --------       --------       --------
     United States             $ 65,858       $113,437       $193,448
     Colombia                     4,936          9,563         45,065
                               --------       --------       --------
          Total                $ 70,794       $123,000       $238,513
                               ========       ========       ========


                                      Year Ended December 31,
                               -----------------------------------
CAPITAL EXPENDITURES:            1995          1996          1997
                               -------       -------       -------
     United States             $30,879       $18,896       $ 6,413
     Colombia                    3,354         9,161        34,709
     Other International           303            --            --
                               -------       -------       -------
          Total                $34,536       $28,057       $41,122
                               =======       =======       =======

(14)  OIL AND GAS DISCLOSURES

         Costs Incurred in Property Acquisition, Exploration and Development
Activities:


                                                   Year Ended December 31,
                                             -----------------------------------
                                               1995          1996          1997
                                             -------       -------       -------
DOMESTIC COSTS INCURRED:
  Acquisition of properties
    Evaluated                                $22,054       $16,316       $ 3,896
    Unevaluated                                6,313            --            --
  Exploration                                    696           162           170
  Development                                  1,816         2,418         2,347
                                             -------       -------       -------
      Total domestic costs incurred          $30,879       $18,896       $ 6,413
                                             =======       =======       =======

INTERNATIONAL COSTS INCURRED:
  Acquisition of properties
  Evaluated                                  $    --       $    --       $ 4,115
  Unevaluated                                     --            --            --
Exploration                                    3,657         9,161        30,594
Development                                       --            --            --
                                             -------       -------       -------
    Total international costs incurred       $ 3,657       $ 9,161       $34,709
                                             =======       =======       =======

         International costs incurred during 1995, 1996 and 1997 relates to Harken's Colombian operations, with the exception of approximately $303,000 during 1995 related to Harken's Bahrain operations.

         Capitalized Costs Relating to Oil and Gas Producing Activities:


                                                                        December 31,
                                                         -------------------------------------------
                                                            1995             1996             1997
                                                         ---------        ---------        ---------
CAPITALIZED COSTS:
  Unevaluated international properties                   $   4,866        $   3,656        $  21,413
  Unevaluated domestic properties                           11,117            6,610            5,780
  Evaluated international properties                            --            5,802           22,754
  Evaluated domestic properties                             39,526           60,188           67,431
                                                         ---------        ---------        ---------
  Total capitalized costs                                   55,509           76,256          117,378
    Less accumulated depreciation and amortization          (4,691)          (8,069)         (12,928)
                                                         ---------        ---------        ---------
  Net capitalized costs                                  $  50,818        $  68,187        $ 104,450
                                                         =========        =========        =========


         Oil and Gas Reserve Data -- (Unaudited) -- The following information is presented with regard to Harken's proved oil and gas reserves. Such reserve information excludes Harken's share of the future cash flows from the Aneth Gas Plant, which is part of Harken's Four Corners Properties. The reserve values reflected in the following reserve disclosures are based on prices received as of year end. During 1995 and 1996, Harken consummated certain acquisition transactions resulting in significant additions to its domestic proved oil and gas reserves. (See Note 2 -- Acquisitions for further discussion). The majority of all Colombian reserves represent proved undeveloped reserves to be developed by Harken in the future. As of December 31, 1997, Harken has included no proved reserves related to its Cambulos or Miradores Association Contracts. As Harken identifies proved reserves associated with its Cambulos or Miradores Association Contracts, or identifies proved reserves from additional prospects within its Alcaravan, Bocachico or Bolivar Association Contracts, such reserves will be added in the year of their discovery. Colombian reserves reflect Harken's net interest after consideration for certain development finance and operating agreements and additionally reflect the net Harken interest assuming full participation by Ecopetrol. If any of Harken's producing fields are considered by Ecopetrol not to be a commercial discovery, Harken's share of such reserves could be increased accordingly. As of December 31, 1997, Harken has not applied to Ecopetrol for a declaration of a commercial discovery relating to any of its proved Colombian reserves. For further discussion of Harken's Colombian operations, see Note 5 -- Colombian Operations.

                                                                    (UNAUDITED)
                                     ----------------------------------------------------------------------
                                          United States             Colombia             Total Worldwide
                                     ---------------------   ---------------------    ---------------------
                                         Oil         Gas         Oil         Gas          Oil         Gas
                                      (Barrels)     (Mcf)     (Barrels)     (Mcf)      (Barrels)     (Mcf)
                                     ----------   --------   -----------   -------    -----------   -------
                                                                      (IN THOUSANDS)
PROVED RESERVES:
AS OF DECEMBER 31, 1994                1,521        7,148           --          --       1,521        7,148
  Extensions and discoveries              70           20           --          --          70           20
  Revisions                              (43)      (3,241)          --          --         (43)      (3,241)
  Production                            (217)        (615)          --          --        (217)        (615)
  Purchases of reserves in place       2,192       25,891           --          --       2,192       25,891
                                     -------      -------      -------     -------     -------      -------

AS OF DECEMBER 31, 1995                3,523       29,203           --          --       3,523       29,203
  Extensions and discoveries               5        2,401        1,426         257       1,431        2,658
  Revisions                              (22)      (3,117)          --          --         (22)      (3,117)
  Production                            (370)      (1,409)          --          --        (370)      (1,409)
  Purchases of reserves in place       2,216        4,770          611       2,055       2,827        6,825
                                     -------      -------      -------     -------     -------      -------

AS OF DECEMBER 31, 1996                5,352       31,848        2,037       2,312       7,389       34,160
  Extensions and discoveries              95        3,977        3,922         134       4,017        4,111
  Revisions                             (546)      (8,437)       1,586       1,067       1,040       (7,370)
  Production                            (416)      (1,922)          --          --        (416)      (1,922)
  Purchases of reserves in place         345        4,185          713         129       1,058        4,314
                                     -------      -------      -------     -------     -------      -------

AS OF DECEMBER 31, 1997                4,830       29,651        8,258       3,642      13,088       33,293
                                     =======      =======      =======     =======     =======      =======

PROVED DEVELOPED RESERVES AT:
  December 31, 1995                    2,147        8,466           --          --       2,147        8,466
  December 31, 1996                    3,757       11,822          252          45       4,009       11,867
  December 31, 1997                    3,002       15,080        1,599         167       4,601       15,247

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:


                                                                          (UNAUDITED)
                                                         --------------------------------------------
                                                                                              Total
                                                         United States      Colombia        Worldwide
                                                         -------------      --------        ---------
                                                                         (IN THOUSANDS)
DECEMBER 31, 1996:
     Future cash inflows                                  $ 309,820        $  41,859        $ 351,679
        Production costs                                    (80,869)          (6,770)         (87,639)
        Development costs                                   (13,398)          (8,737)         (22,135)
                                                          ---------        ---------        ---------
     Future net inflows before income tax                   215,553           26,352          241,905
     Future income taxes                                         --           (7,741)          (7,741)
                                                          ---------        ---------        ---------
     Future net cash flows                                  215,553           18,611          234,164
     10% discount factor                                    (85,750)          (6,171)         (91,921)
                                                          ---------        ---------        ---------
Standardized measure of discounted future
net cash flows                                            $ 129,803        $  12,440        $ 142,243
                                                          =========        =========        =========

DECEMBER 31, 1997:
     Future cash inflows                                  $ 176,308        $ 118,825        $ 295,133
        Production costs                                    (60,213)         (24,996)         (85,209)
        Development costs                                   (14,874)         (29,083)         (43,957)
                                                          ---------        ---------        ---------
     Future net inflows before income tax                   101,221           64,746          165,967
     Future income taxes                                         --          (21,424)         (21,424)
                                                          ---------        ---------        ---------
     Future net cash flows                                  101,221           43,322          144,543
     10% discount factor                                    (44,244)          (9,719)         (53,963)
                                                          ---------        ---------        ---------
Standardized measure of discounted future
net cash flows                                            $  56,977        $  33,603        $  90,580
                                                          =========        =========        =========

Changes In Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:


                                                                      (UNAUDITED)
                                                      ---------------------------------------
                                                         1995           1996           1997
                                                      ---------      ---------      ---------
                                                                    (IN THOUSANDS)
Worldwide
Standardized measure -- beginning of year             $  11,712      $  58,776      $ 142,243
Increase (decrease)
  Sales, net of production costs                         (3,224)        (7,577)        (8,195)
  Net change in prices, net of production costs           1,045         51,070        (67,852)
  Development costs incurred                                391            949          5,345
  Change in future development costs                      1,858            209          2,901
  Change in future income taxes                              --         (5,465)        (4,898)
  Revisions of quantity estimates                        (3,420)        (7,791)        (3,931)
  Accretion of discount                                   1,171          5,878         14,224
  Changes in production rates, timing and other          (1,361)         1,227        (14,051)
  Extensions and discoveries, net of future costs           792         12,475         16,007
  Purchases of reserves-in-place                         49,812         32,492          8,787
                                                      ---------      ---------      ---------
Standardized measure -- end of year                   $  58,776      $ 142,243      $  90,580
                                                      =========      =========      =========

(15) COMMITMENTS AND CONTINGENCIES

         Operating Leases -- Harken leases its corporate and certain other office space and certain field operating offices. Total office and operating lease expense during 1995, 1996 and 1997 was $442,000, $359,000 and $551,000,
respectively. Future minimum rental payments required under all leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1997, net of sublease arrangements, are as follows:


     Year                                                       Amount
---------------                                             ---------------
1998                                                        $           399
1999                                                                    399
2000                                                                    115
2001                                                                     --
2002                                                                     --
Thereafter                                                               --
                                                            ---------------

   Total minimum payments required                          $           913
                                                            ===============

         Operational Contingencies -- The exploration, development and production of oil and gas are subject to various Navajo, federal and state laws and regulations designed to protect the environment. Compliance with these regulations is part of Harken's day-to-day operating procedures. Infrequently, accidental discharge of such materials as oil, natural gas or drilling fluids can occur and such accidents can require material expenditures to correct. Harken maintains levels of insurance customary in the industry to limit its financial exposure. Management is unaware of any material capital expenditures required for environmental control during the next fiscal year.

         Harken has accrued approximately $1,785,000 at December 31, 1997 relating to certain operational or regulatory contingent liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in significant loss exposure to Harken.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         See "Item 1. Business" above for a discussion of the Executive Officers of Harken. Reference is made to the material under the caption "Election of Directors" in the Registrant's definitive Proxy Statement to be filed on or before April 30, 1998 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in June 1998, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Reference is made to the material under the caption "Compensation of Executive Officers" in the Registrant's definitive Proxy Statement to be filed on or before April 30, 1998 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in June 1998, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         Reference is made to the material under the caption "Ownership of Common Stock" in the Registrant's definitive Proxy Statement to be filed on or before April 30, 1998 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in June 1998, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the material under the caption "Certain Transactions" in the Registrant's definitive Proxy Statement to be filed on or before April 30, 1998 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in June 1998, which is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      The following documents are filed as a part of this report:

         (1) Financial Statements included in PART II of this report:

                                                                                                        PAGE
                                                                                                        ----
           Harken Energy Corporation and Subsidiaries
           -- Report of Independent Public Accountants...............................................     30
           -- Selected Financial Information and Other Data for the five years ended
              December 31, 1997 .....................................................................     20
           -- Consolidated Balance Sheets -- December 31, 1996 and 1997..............................     31
           -- Consolidated Statements of Operations for the three years ended
              December 31, 1997 .....................................................................     32
           -- Consolidated Statements of Stockholders' Equity for the three years ended
              December 31, 1997 .....................................................................     33
           -- Consolidated Statements of Cash Flows for the three years ended
              December 31, 1997 .....................................................................     34
           -- Notes to Consolidated Financial Statements.............................................     35

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

       3.2 Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 28.8 to the Registration Statement on Form S-1 of Tejas Power Corporation, file No. 33- 37141, and incorporated by reference herein).

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

       3.5 Amendments to the Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.5 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 0-9207, and incorporated herein by reference).

       3.6 Amendment to the Certificate of Incorporation of Harken Energy Corporation.

       3.7      Bylaws of Harken Energy Corporation, as amended (filed as
                Exhibit 3.2 to Harken's Annual Report on Form 10-K for fiscal year ended December 31, 1989, File No. 0-9207, and incorporated by reference herein).

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

       10.3 Form of Advancement Agreement dated September 13, 1990, between Harken and each director of Harken (filed as Exhibit 10.38 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 0-9207, and incorporated by reference herein).

       10.4 Operating Agreement between Chuska Energy Corporation and the Navajo Tribe of Indians dated February 18, 1987, and effective July 20, 1987 (filed as Exhibit 10(b) to Chuska Energy Corporation's Form 10 - General Form for Registration of Securities (the "Chuska Form 10"), and incorporated by reference herein).

       10.5 Operating Agreement between Chuska Energy Corporation and the Navajo Tribe of Indians dated July 28, 1983, and effective August 26, 1983 and First Addendum thereto (filed as Exhibit 10(a) to Chuska's Form 10, and incorporated by reference herein).

       10.6 Association Contract (Cambulos), dated September 17, 1995, and effective as of November 17, 1995, by and between Harken de Colombia, Ltd., and Empresa Colombiana de Petroleos (filed as
                Exhibit 10.1 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, File No. 0-9207, and incorporated by reference herein).

       10.7 Development Finance Agreement, dated October 12, 1995, by and among Harken Energy Corporation, Arbco Associates L.P., Offense Group Associates L.P., Kayne Anderson Nontraditional Investments L.P. and Opportunity Associates L.P. (filed as Exhibit 10.2 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, File No. 0-9207, and incorporated by reference herein).

       10.8 Harken Energy Corporation's 1993 Stock Option and Restricted Stock Plan (filed as Exhibit 4.3 to Harken's Registration Statement on Form S-8, and incorporated by reference herein).

       10.9 Harken Energy Corporation's Directors Stock Option Plan (filed as Exhibit 4.3 to Harken's Registration Statement on Form S-8, and incorporated herein by reference).

       10.10 Association Contract (Bolivar) by and between Harken de Colombia, Ltd. and Empresa Colombia de Petroleos (filed as
                Exhibit 10.4 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, and incorporated herein by reference).

       10.11 Harken Energy Corporation 1996 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 10.1 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, and incorporated herein by reference).

       10.12 Association Contract (Alcaravan) dated as of December 13, 1992, but effective as of February 13, 1993, by and between Empresa Colombia de Petroleos (filed as Exhibit 10.1 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-9207, and incorporated herein by reference).

       10.13 Association Contract (Bocachico) dated as of January 1994, but effective as of April 1994, by and between Empresa Colombia de Petroleos (filed as Exhibit 10.1 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994, File No. 0-9207, and incorporated herein by reference).

       10.14 Association Contract (Miradores) dated as of December 1997, but effective as of February 1998, by and between Empresa Colombia de Petroleos.

       10.15 Development Finance Agreement dated as of October 17, 1997, by and among Harken, Harken Capital Corporation and the other signatories thereto (filed as Exhibit 10.1 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, File No.
                0-9207, and incorporated herein by reference).

       10.16 Development Finance Agreement dated as of December 24, 1997, by and among Harken and the other signatories thereto.

       10.17 Exchange Agreement dated as of December 24, 1997, by and among Harken, Harken Capital Corporation and the other signatories thereto.

       10.18 Trust Indenture dated June 11, 1997, by and between Harken and Marine Midland Bank plc (filed as Exhibit 10.1 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 0-9207, and incorporated herein by reference).

       10.19 Placing Agreement Dated June 3, 1997, by and among Harken and the other signatories thereto (filed as Exhibit 10.2 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 0-9207, and incorporated herein by reference).

       10.20 Drilling Contract dated as of July 22, 1997, between Harken de Colombia, Ltd., and Parker Drilling Company International Ltd. (filed as Exhibit 10.4 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 0-9207, and incorporated herein by reference).

       10.21 Drilling Contract dated as of May 15, 1997, between Harken de Colombia, Ltd., and Marlin Colombia Drilling Company, Inc. (filed as Exhibit 10.5 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 0-9207, and incorporated herein by reference).

       22       Subsidiaries of Harken.

       24       Power of Attorney.

       27       Financial Data Schedule.

(b)    Reports on Form 8-K

       None.

                                                    SIGNATURES

       Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irving, State of Texas, on March 23, 1998.

       HARKEN ENERGY CORPORATION


                          *
       ----------------------------------------
       Mikel D. Faulkner, Chairman of the Board and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           Signature                                      Title                                         Date
-------------------------------         -----------------------------------------           ----------------------------
             *                          Chairman of the Board and Chief                            March 23, 1998
-------------------------------         Executive Officer (Principal
Mikel D. Faulkner                       Executive Officer)




             *                          President and Chief Operating                              March 23, 1998
-------------------------------         Officer and Director
Richard H. Schroeder




/s/ Bruce N. Huff                       Senior Vice President, Chief                               March 23, 1998
-------------------------------         Financial Officer and Director
Bruce N. Huff                           (Principal Accounting Officer and
                                        Principal Financial Officer)




             *                          Senior Vice President and Director                         March 23, 1998
-------------------------------
Stephen C. Voss

             *                          Director                                                   March 23, 1998
-------------------------------
Michael M. Ameen, Jr.



             *                          Director                                                   March 23, 1998
-------------------------------
Michael R. Eisenson



            *                           Director                                                   March 23, 1998
--------------------------------
Gary R. Peterson



            *                           Director                                                   March 23, 1998
--------------------------------
Donald W. Raymond



                                        Director                                                   March 23, 1998
--------------------------------
Hobart A. Smith



            *                           Director                                                   March 23, 1998
-------------------------------
Gary B. Wood



*Bruce N. Huff, by signing his name hereto, does hereby sign this Annual Report on Form 10-K for the year ended December 31, 1997 on behalf of Harken Energy Corporation and each of the above-named officers and directors of such Company pursuant to powers of attorney, executed on behalf of the Company and each officer and director.



/s/ Bruce N. Huff
-----------------------------------------
Bruce N. Huff,
Attorney-in-Fact

                               INDEX TO EXHIBITS


     EXHIBIT
     NUMBER                             DESCRIPTION                                       PAGE
     --------                           -----------                                       ----
       3.1      Certificate of Incorporation of Harken Energy Corporation as
                amended (filed as Exhibit 3.1 to Harken's Annual Report on Form
                10-K for fiscal year ended December 31, 1989, File No.
                0-9207, and incorporated by reference herein).

       3.2      Amendment to Certificate of Incorporation of Harken Energy
                Corporation (filed as Exhibit 28.8 to the Registration Statement on Form S-1 of Tejas Power Corporation, file No. 33- 37141, and incorporated by reference herein).

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

       3.5      Amendments to the Certificate of Incorporation of Harken Energy
                Corporation (filed as Exhibit 3.5 to Harken's Annual Report on
                Form 10-K for the fiscal year ended December 31, 1996, File No.
                0-9207, and incorporated herein by reference).

       3.6      Amendment to the Certificate of Incorporation of Harken Energy
                Corporation.

       3.7      Bylaws of Harken Energy Corporation, as amended (filed as
                Exhibit 3.2 to Harken's Annual Report on Form 10-K for fiscal year ended December 31, 1989, File No. 0-9207, and incorporated by reference herein).

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

       10.3     Form of Advancement Agreement dated September 13, 1990, between
                Harken and each director of Harken (filed as Exhibit 10.38 to Harken's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1989, File No. 0-9207, and incorporated by reference herein).

       10.4     Operating Agreement between Chuska Energy Corporation and the
                Navajo Tribe of Indians dated February 18, 1987, and effective
                July 20, 1987 (filed as Exhibit 10(b) to Chuska Energy
                Corporation's Form 10 - General Form for Registration of
                Securities (the "Chuska Form 10"), and incorporated by reference herein).

       10.5     Operating Agreement between Chuska Energy Corporation and the
                Navajo Tribe of Indians dated July 28, 1983, and effective
                August 26, 1983 and First Addendum thereto (filed as Exhibit
                10(a) to Chuska's Form 10, and incorporated by reference herein).

       10.6 Association Contract (Cambulos), dated September 17, 1995, and effective as of November 17, 1995, by and between Harken de
                Colombia, Ltd., and Empresa Colombiana de Petroleos (filed as
                Exhibit 10.1 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, File No. 0-9207, and incorporated by reference herein).

       10.7 Development Finance Agreement, dated October 12, 1995, by and among Harken Energy Corporation, Arbco Associates L.P., Offense
                Group Associates L.P., Kayne Anderson Nontraditional Investments
                L.P. and Opportunity Associates L.P. (filed as Exhibit 10.2 to
                Harken's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, File No. 0-9207, and incorporated by reference herein).

       10.8     Harken Energy Corporation's 1993 Stock Option and Restricted
                Stock Plan (filed as Exhibit 4.3 to Harken's Registration
                Statement on Form S-8, and incorporated by reference herein).

       10.9 Harken Energy Corporation's Directors Stock Option Plan (filed as Exhibit 4.3 to Harken's Registration Statement on Form S-8, and incorporated herein by reference).

       10.10    Association Contract (Bolivar) by and between Harken de
                Colombia, Ltd. and Empresa Colombia de Petroleos (filed as
                Exhibit 10.4 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, and incorporated herein by reference).

       10.11    Harken Energy Corporation 1996 Incentive and Nonstatutory Stock
                Option Plan (filed as Exhibit 10.1 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, and incorporated herein by reference).

       10.12 Association Contract (Alcaravan) dated as of December 13, 1992, but effective as of February 13, 1993, by and between Empresa
                Colombia de Petroleos (filed as Exhibit 10.1 to Harken's Annual
                Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-9207, and incorporated herein by reference).

       10.13 Association Contract (Bocachico) dated as of January 1994, but effective as of April 1994, by and between Empresa Colombia de
                Petroleos (filed as Exhibit 10.1 to Harken's Quarterly Report on
                Form 10-Q for the quarterly period ended March 31, 1994, File
                No. 0-9207, and incorporated herein by reference).

       10.14 Association Contract (Miradores) dated as of December 1997, but effective as of February 1998, by and between Empresa Colombia de Petroleos.

       10.15 Development Finance Agreement dated as of October 17, 1997, by and among Harken, Harken Capital Corporation and the other signatories thereto (filed as Exhibit 10.1 to Harken's Quarterly
                Report on Form 10-Q for the quarterly period ended September 30, 1997, File No.
                0-9207, and incorporated herein by reference).

       10.16 Development Finance Agreement dated as of December 24, 1997, by and among Harken and the other signatories thereto.

       10.17 Exchange Agreement dated as of December 24, 1997, by and among Harken, Harken Capital Corporation and the other signatories thereto.

       10.18    Trust Indenture dated June 11, 1997, by and between Harken and
                Marine Midland Bank plc (filed as Exhibit 10.1 to Harken's
                Quarterly Report on Form 10-Q for the quarterly period ended
                June 30, 1997, File No. 0-9207, and incorporated herein by reference).

       10.19 Placing Agreement Dated June 3, 1997, by and among Harken and the other signatories thereto (filed as Exhibit 10.2 to Harken's
                Quarterly Report on Form 10-Q for the quarterly period ended
                June 30, 1997, File No. 0-9207, and incorporated herein by reference).

       10.20    Drilling Contract dated as of July 22, 1997, between Harken de
                Colombia, Ltd., and Parker Drilling Company International Ltd.
                (filed as Exhibit 10.4 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 0-9207, and incorporated herein by reference).

       10.21    Drilling Contract dated as of May 15, 1997, between Harken de
                Colombia, Ltd., and Marlin Colombia Drilling Company, Inc.
                (filed as Exhibit 10.5 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 0-9207, and incorporated herein by reference).

       22       Subsidiaries of Harken.

       24       Power of Attorney.

       27       Financial Data Schedule.