Form 10-Q
period 1998-03-31
HARKEN ENERGY CORP
filed 1998-05-07
CIK 313478

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM         TO
                                                ---------   --------

                          COMMISSION FILE NUMBER 0-9207

                            HARKEN ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                  95-2841597
           (State or other jurisdiction of                  (I.R.S. Employer
           incorporation or organization)                  Identification No.)

         5605 N. MACARTHUR BLVD., SUITE 400                       75038
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
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES [X]   NO
                                               -----    -----

         The number of shares of Common Stock, par value $0.01 per share, outstanding as of April 30, 1998 was 122,823,347.



================================================================================

                            HARKEN ENERGY CORPORATION
                            INDEX TO QUARTERLY REPORT
                                 MARCH 31, 1998



                                                                                                       PAGE
                                                                                                       ----
PART I. FINANCIAL INFORMATION

     Item 1. Condensed Financial Statements

               Consolidated Condensed Balance Sheets..............................................       4

               Consolidated Condensed Statements of Operations....................................       5

               Consolidated Condensed Statements of Stockholders' Equity..........................       6

               Consolidated Condensed Statements of Cash Flow.....................................       7

               Notes to Consolidated Condensed Financial Statements...............................       8


     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations..........................................................      20


PART II.      OTHER INFORMATION

               Notes Concerning Other Information.................................................      27

SIGNATURES........................................................................................      30

                         PART I - FINANCIAL INFORMATION

                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (unaudited)



                                                                         DECEMBER 31,         MARCH 31,
                                                                             1997               1998
                                                                      -----------------    ---------------
ASSETS

Current Assets:
     Cash and temporary investments                                     $  85,740,000       $  80,280,000
     Cash in segregated accounts                                           37,771,000          38,293,000
     Accounts receivable, net                                               2,175,000           1,692,000
     Related party notes receivable                                           295,000             355,000
     Prepaid expenses and other current assets                                411,000             444,000
                                                                        -------------       -------------
          Total Current Assets                                            126,392,000         121,064,000

Property and Equipment, net                                               106,798,000         119,941,000

Other Assets, net                                                           5,323,000           6,959,000
                                                                        -------------       -------------
                                                                        $ 238,513,000       $ 247,964,000
                                                                        =============       =============


LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
     Trade payables                                                     $   6,268,000       $   5,076,000
     Accrued liabilities and other                                          8,668,000           6,890,000
     Revenues and royalties payable                                           816,000             835,000
                                                                        -------------       -------------
          Total Current Liabilities                                        15,752,000          12,801,000

European Convertible Notes Payable                                         39,880,000          39,270,000

Deferred Revenue                                                           25,000,000          35,000,000


Commitments and Contingencies (Note 12)

Stockholders' Equity:
     Common stock, $0.01 par value; 175,000,000 shares authorized;
         121,811,534 and 122,799,347 shares issued, respectively            1,218,000           1,228,000
     Additional paid-in capital                                           248,770,000         251,646,000
     Retained deficit and other comprehensive income                      (92,107,000)        (91,981,000)
                                                                        -------------       -------------
          Total Stockholders' Equity                                      157,881,000         160,893,000
                                                                        -------------       -------------
                                                                        $ 238,513,000       $ 247,964,000
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

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                          THREE MONTHS ENDED
                                                              March 31,
                                                  --------------------------------
                                                       1997              1998
                                                  --------------    --------------
Revenues:
     Oil and gas operations                        $  3,680,000      $  2,700,000
     Interest and other income                          571,000         1,662,000
                                                   ------------      ------------
                                                      4,251,000         4,362,000
                                                   ------------      ------------

Costs and Expenses:
     Oil and gas operating expenses                   1,239,000         1,382,000
     General and administrative expenses, net         1,334,000         1,758,000
     Depreciation and amortization                    1,091,000         1,130,000
     Interest expense and other, net                    519,000             8,000
                                                   ------------      ------------
                                                      4,183,000         4,278,000
                                                   ------------      ------------

          Income before income taxes                     68,000            84,000

Income tax expense                                         --                --
                                                   ------------      ------------

          Net income                               $     68,000      $     84,000
                                                   ============      ============

Income per common share:
     Basic income per common share                 $       0.00      $       0.00
                                                   ============      ============
     Weighted average shares outstanding             97,053,054       122,441,279
                                                   ============      ============

     Diluted income per common share               $       0.00      $       0.00
                                                   ============      ============
     Weighted average shares outstanding            100,033,496       133,093,340
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

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)



                                                                                                      ACCUMULATED
                                                     ADDITIONAL                                          OTHER
                                        COMMON        PAID-IN          TREASURY         RETAINED      COMPREHENSIVE
                                        STOCK         CAPITAL           STOCK            DEFICIT         INCOME           TOTAL
                                     -----------    -------------   -------------     -------------   --------------  -------------
Balance, December 31, 1996           $    939,000    $ 171,191,000   $  (1,390,000)   $ (92,386,000)   $   (15,000)   $  78,339,000
  Issuance of common stock, net            77,000       20,208,000              --               --             --       20,285,000
  Conversions of European notes
       payable                            202,000       57,371,000       1,390,000               --             --       58,963,000
  Comprehensive income:
       Equity adjustment from
       foreign currency translation            --               --              --               --        105,000
       Net income                              --               --              --          189,000             --
         Total comprehensive
          income                                                                                                            294,000
                                     ------------    -------------   -------------    -------------    -----------    -------------

Balance, December 31, 1997              1,218,000      248,770,000              --      (92,197,000)        90,000      157,881,000
  Issuance of common stock, net             9,000        2,305,000              --               --             --        2,314,000
  Conversions of European notes
       payable                              1,000          571,000              --               --             --          572,000
  Comprehensive income:
      Equity adjustment from
      foreign currency translation            --                --              --               --         42,000
      Net income                              --                --              --           84,000             --
        Total comprehensive
          income                                                                                                            126,000
                                     ------------    -------------   -------------    -------------    -----------    -------------
Balance, March 31, 1998              $  1,228,000    $ 251,646,000   $          --    $ (92,113,000)   $   132,000    $ 160,893,000
                                     ============    =============   =============    =============    ===========    =============




        The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                           ---------------------------------

                                                                                1997               1998
                                                                           ---------------    --------------
Cash flows from operating activities:
  Net income                                                                $     68,000       $     84,000
    Adjustment to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                          1,091,000          1,130,000
        Amortization of European note issuance costs                             166,000               --
        Provision for doubtful accounts                                             --               15,000

    Change in assets and liabilities:
       Decrease in accounts receivable                                            42,000            408,000
       Decrease in trade payables and other                                     (478,000)          (915,000)
                                                                            ------------       ------------
            Net cash provided by operating activities                            889,000            722,000
                                                                            ------------       ------------

Cash flows from investing activities:
       Investor advances, net                                                  2,623,000          9,798,000
       Capital expenditures, net                                              (5,394,000)       (16,865,000)
                                                                            ------------       ------------
            Net cash used in investing activities                             (2,771,000)        (7,067,000)
                                                                            ------------       ------------

Cash flows from financing activities:
        Transfer from segregated account cash                                 15,295,000               --
        Proceeds from issuances of common stock, net of issuance costs         2,051,000          1,945,000
        Investment in segregated account cash, net                               758,000         (1,060,000)
                                                                            ------------       ------------
            Net cash provided by financing activities                         18,104,000            885,000
                                                                            ------------       ------------

Net increase in cash and temporary investments                                16,222,000         (5,460,000)
Cash and temporary investments at beginning of period                          9,855,000         85,740,000
                                                                            ------------       ------------
Cash and temporary investments at end of period                             $ 26,077,000       $ 80,280,000
                                                                            ============       ============

Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
     Interest                                                               $       --         $       --
     Income taxes                                                                   --                 --


        The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 1997 AND 1998
                                   (unaudited)


(1)      MANAGEMENT'S REPRESENTATIONS

         In the opinion of Harken Energy Corporation ("Harken"), the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 1997 and March 31, 1998 and the results of its operations and changes in its cash flows for all periods presented as of March 31, 1997 and 1998. These adjustments represent normal recurring items.

         The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations, although Harken believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Harken's Form 10-K for the year ended December 31, 1997.

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

         The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


(2)      ACQUISITION

         On August 29, 1997, Harken, along with Harken Exploration Company, a wholly-owned subsidiary, purchased working interests in oil and gas properties located in the panhandle region of Texas (the "Cal-T Properties"). The purchase price of approximately $3,416,000 consisted primarily of 565,000 shares of Harken common stock.


(3)      MARKETABLE SECURITIES

         Included within cash and temporary investments and cash in segregated accounts at December 31, 1997 and March 31, 1998 are certain investments in marketable debt securities having maturities of sixty days or less. Harken management determines the appropriate classification of such debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Such debt securities are classified as held-to-maturity as Harken has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. Harken holds no securities which are classified as available-for-sale or trading.

         The following is a summary of held-to-maturity securities:


                                                                               December 31,           March 31,
                                                                                  1997                  1998
                                                                             ---------------      ----------------
          Included in cash and temporary investments:
               Cost                                                           $  50,906,000        $   50,973,000
               Estimated fair value                                           $  50,973,000        $   58,396,000
          Included in segregated accounts:
               Cost                                                           $  37,184,000        $   38,154,000
               Estimated fair value                                           $  37,242,000        $   38,270,000


         Harken includes in cash and temporary investments and cash in segregated accounts other cash and cash equivalent amounts in addition to the above marketable debt securities.


(4)      PROPERTY AND EQUIPMENT

         A summary of property and equipment follows:


                                                                      December 31,               March 31,
                                                                          1997                     1998
                                                                   ------------------       ------------------
Unevaluated oil and gas properties--
     Unevaluated international properties                          $       21,413,000       $       19,765,000
     Unevaluated domestic properties                                        5,780,000                5,745,000
Evaluated oil and gas properties--
     Evaluated international properties                                    22,754,000               37,794,000
     Evaluated domestic properties                                         67,431,000               68,304,000
Gas plant and other property                                                8,325,000                8,387,000
Less accumulated depreciation and amortization                            (18,905,000)             (20,054,000)
                                                                   ------------------       ------------------
                                                                   $      106,798,000       $      119,941,000
                                                                   ==================       ==================

(5)  COLOMBIAN OPERATIONS

         Harken's Colombian operations are conducted through Harken de Colombia, Ltd., a wholly-owned subsidiary of Harken, which held six exclusive Colombian Association Contracts with Empresa Colombiana de Petroleos ("Ecopetrol") as of March 31, 1998. These Association Contracts include the Alcaravan Contract, awarded in 1992, the Bocachico Contract, awarded in 1994, the Cambulos Contract, awarded in 1995, the Bolivar Contract, awarded in 1996, the Miradores Contract, awarded in December 1997, and the Los Olmos Contract, awarded in March 1998. The Alcaravan and Miradores Contracts currently cover a combined area of approximately 242,000 acres in the Llanos Basin of Eastern Colombia. The Bocachico and Cambulos Contracts cover a combined area of approximately 492,000 acres in the Middle Magdalena Valley of Central Colombia and the Bolivar Contract covers an area of approximately 250,000 acres in the Northern Middle Magdalena Valley of Central Colombia. The Los Olmos Contract covers approximately 374,000 acres in the Lower Magdalena Valley of Northern Colombia. Terms of each of the Association Contracts commit Harken to perform certain activities in accordance with a prescribed timetable. As of March 31, 1998, Harken was in compliance with the requirements of each of the Association Contracts, as amended.

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

         In March 1997, Harken and the Rio Negro Investors entered into a Conversion Agreement whereby Harken purchased 75% of the Rio Negro Participation in exchange for 900,000 restricted shares of Harken common stock. From the remaining 25% of the Rio Negro Participation retained, the Rio Negro Investors have the right to receive 10% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from the Rio Negro prospect.

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

         Rochester Agreement -- Harken de Colombia, Ltd. has entered into an operating agreement (the "Rochester Agreement") with Rochester Energy Corporation ("Rochester", a Canadian corporation) pursuant to which Rochester has paid 33-1/3% of the aggregate costs of the Estero #1 well and related production facilities on the Palo Blanco prospect, 25% of the aggregate costs related to the Estero #3 well, and 25% of the aggregate costs of the initial well drilled on the Anteojos prospect, the Canacabare #1, all of which are located within the Alcaravan Contract area, along with 25% of the aggregate costs related to the Miradores Association Contract. In exchange, Rochester acquired a beneficial interest equal to 25% of the interest held by Harken de Colombia, Ltd. in the Palo Blanco and Anteojos prospect operations.

         Parkcrest Financing Agreement -- Harken de Colombia, Ltd. has entered into a financing agreement (the "Parkcrest Financing Agreement") with Parkcrest Explorations, Ltd. ("Parkcrest", a Canadian corporation) pursuant to which Parkcrest has paid 33-1/3% of the aggregate costs of the Estero #1 well and related production facilities on the Palo Blanco prospect, 33-1/3% of the aggregate costs of the initial well to be drilled on the Anteojos prospect, the Canacabare #1, and 25% of the aggregate costs related to the Estero #3 well, all of which are located within the Alcaravan Contract area. In addition, Parkcrest will pay 33-1/3% of the aggregate costs of the initial well to be drilled under the Miradores Association Contract. Parkcrest is also responsible for their contracted percentage share of costs related to seismic on the Alcaravan and Miradores Contract areas. In exchange, Parkcrest, upon its full performance, will acquire a beneficial interest equal to 25% of the interest held by Harken de Colombia, Ltd. in these prospects.

         In April 1998, Harken and Parkcrest entered into a Loan and Security Agreement (the "Parkcrest Loan Agreement") whereby Harken will provide up to $2,600,000 to Parkcrest to be used as needed by Parkcrest to finance its share of costs under the Parkcrest Financing Agreement. Under the terms of the Parkcrest Loan Agreement, any outstanding loans bear interest at 6% per annum in addition to a monthly management fee payable to Harken of $37,500 per month. Any outstanding balance pursuant to the Parkcrest Loan Agreement is due and payable by Parkcrest on November 30, 1998 and is secured by 50% of Parkcrest's beneficial interest in the Palo Blanco prospect. In April 1998, Parkcrest borrowed approximately $1,483,000 pursuant to the Parkcrest Loan Agreement.

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

         European Development Finance Agreements -- In December 1997, Harken entered into a Development Finance Agreement and other related agreements (the "European Development Finance Agreement") whereby Sidro S.A., Lambertine Holdings, Ltd. and Rauscher Pierce and Clark (collectively the "European Investors") purchased all of the outstanding common stock of Harken Capital Corporation, ("HCC", a newly-formed U.S. corporation) for $7 million. Pursuant to the European Development Finance Agreement, HCC then provided the $7 million to Harken in January 1998 to finance a portion of the cost of the three-well exploratory program discussed above pursuant to the EnCap Development Finance Agreement. In exchange, HCC received the right to receive future payments from Harken equal to 1.4% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from each of the three prospects if the planned drilling on the prospect is successful. Beginning in December 1998, the European Investors have the right to convert their shares of HCC into shares of Harken common stock with terms substantially identical to the EnCap Development Finance Agreement. As part of the transaction, Harken issued 42,000 shares of Harken common stock to the European Investors and paid a cash fee of $175,000 to one of the European Investors.

         In March 1998, Harken received directly an additional $3 million pursuant to a Development Finance Agreement with Faisal Finance ("Faisal"), which contains terms substantially identical to the EnCap Development Finance Agreement, including conversion provisions which begin in March 1999. In exchange, Faisal received the right to receive future payments from Harken equal to 0.6% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from each of the three prospects discussed above pursuant to the EnCap Development Finance Agreement if the planned drilling on the prospect is successful. As part of this transaction, Harken issued 18,000 shares of Harken common stock and paid a cash fee of $75,000 to a financial advisor.


(7)      EUROPEAN CONVERTIBLE NOTES PAYABLE

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


         5 1/2% European Notes -- On June 11, 1997, Harken issued to qualified purchasers a total of $70 million in 5 1/2% Senior Convertible Notes ( the "5 1/2% European Notes") which mature on June 10, 2002. In connection with the sale and issuance of the 5 1/2% European Notes, Harken paid approximately $5,174,000 from the 5 1/2% European Notes proceeds for commissions and issuance costs. Interest incurred on these notes is payable semi-annually in June and December of each year to maturity or until the 5 1/2% European Notes are converted. Such 5 1/2% European Notes are convertible into shares of Harken common stock at an initial conversion price of $5.00 per share, subject to adjustment in certain circumstances ("the 5 1/2% European Note Conversion Price"). The Trust Indenture provided for a five percent premium on the number of shares of Harken common stock issuable on conversion that was paid to holders converting the 5 1/2% European Notes prior to December 11, 1997. The 5 1/2% European Notes are also convertible by Harken into shares of Harken common stock after one year following issuance, if for any period of thirty consecutive days commencing on or after June 11, 1997, the average of the closing prices of Harken common stock for each trading day during such thirty day period shall have equaled or exceeded 130% of the 5 1/2% European Note Conversion Price (or $6.50 per share of Harken common stock). In October 1997, Harken met the market price criteria necessary to call for mandatory conversion of the 5 1/2% European Notes any time on or after June 11, 1998, and provided notice to the holders as required under the Trust Indenture. In May 1998, Harken formally called the 5 1/2% European Notes which remain outstanding for conversion on June 12, 1998. As of December 31, 1997, holders of 5 1/2% European Notes totaling $30,120,000 have exercised their conversion option and such holders were issued 6,325,200 shares of Harken common stock. Subsequent to December 31, 1997, and as of April 30, 1998, additional holders of 5 1/2% European Notes totaling $610,000 have exercised their conversion option and such holders were issued an additional 122,000 shares of Harken common stock. The 5 1/2% European Notes are listed on the Luxembourg Stock Exchange.

         Upon closing, all proceeds from the sale of each of the European Notes issuances were each initially paid to a Trustee under the terms of a Trust Indenture covering each issue and held in separate interest bearing Trust accounts (the "Segregated Accounts") to be maintained for Harken's benefit, until the Trustee is presented with evidence of sufficient asset value, as defined in the Trust Indenture, held by Harken to permit an advance of a portion of the proceeds. Until all of the 5 1/2% European Notes are converted, Harken must maintain an Asset Value Coverage Ratio equal to or greater than 1:1 which is calculated as the ratio of (i) the sum of (x) 100% of the aggregate amount of Harken's cash on deposit in the Segregated Accounts plus (y) 50% of the net present value of Harken's domestic unencumbered total proved reserves plus (z) 25% of the net present value of Harken's total proved Colombian reserves to (ii) the aggregate outstanding principal amount of the 5 1/2% European Notes. Upon a conversion, any proceeds attributable to the 5 1/2% European Notes converted which remain in the Segregated Accounts may be withdrawn by Harken without regard to the asset value then existing. Harken was in compliance with the Asset Value Coverage Ratio at March 31, 1998.

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

         All Segregated Account cash related to the 5 1/2% European Notes is reflected as a current asset at December 31, 1997 and March 31, 1998 as all such cash is available according to the Trust Indenture. The initial cash proceeds from the issuance of the European Notes are not included in the Statement of Cash Flows because the proceeds are not considered to be cash equivalents. Transfers of proceeds from the Segregated Accounts are included in cash flows from financing activities in the accompanying consolidated statements of cash flows.


(8)      STOCKHOLDERS' EQUITY

         Common Stock -- Harken currently has authorized 175,000,000 shares of $.01 par common stock. At December 31, 1997 and March 31, 1998, Harken had issued 121,811,534 and 122,799,347 shares, respectively.

         Issuance of European Convertible Notes Payable -- In July 1996, Harken issued to qualified purchasers a total of $40 million in 6 1/2% European Notes which were to mature on July 30, 2000. The 6 1/2% European Notes were convertible under certain terms into approximately 16,000,000 shares of Harken common stock. During the last half of 1996, holders of 6 1/2% European Notes totaling $1,400,000 exercised their conversion option and such holders were issued 560,000 shares of Harken common stock. In February 1997, Harken gave notice as required under the Trust Indenture that it had met the market price criteria necessary to call for mandatory conversion of the 6 1/2% European Notes and on June 2, 1997, formally called the 6 1/2% European Notes for conversion on July 31, 1997. (see Note 7 -- European Convertible Notes Payable for further discussion). During the first six months of 1997, holders of 6 1/2% European Notes totaling an additional $19,300,000 exercised their conversion option and such holders were issued 7,720,000 shares of Harken common stock. On July 31, 1997, Harken converted the remaining 6 1/2% European Notes into 7,720,000 shares of Harken common stock.

         In connection with the issuance of the 6 1/2% European Notes, Harken issued to the placement agents for the 6 1/2% European Notes certain non-registered non-transferrable stock purchase warrants to purchase 1,280,000 shares of Harken common stock which are currently exercisable by the holders thereof at any time on or before July 31, 1999 at an exercise price of $2.50 per share. As of March 31, 1998, all but approximately 60,000 of such warrants had been exercised for shares of Harken common stock.

         In June 1997, Harken issued to qualified purchasers a total of $70 million in 5 1/2% European Notes which mature on June 11, 2002. The 5 1/2% European Notes are convertible under certain terms into a maximum of approximately 14,700,000 shares of Harken common stock. In connection with the issuance of the 5 1/2% European Notes, Harken issued to the placement agents for the 5 1/2% European Notes warrants to purchase 1,120,000 shares of Harken common stock at any time after December 11, 1997 and on or before December 11, 1999 at an exercise price of $5.00 per share. As of December 31, 1997, holders of 5 1/2% European Notes totaling $30,120,000 have exercised their conversion option and such holders were issued 6,325,200 shares of Harken common stock. Subsequent to December 31, 1997 and as of April 30, 1998, holders of 5 1/2% European Notes totaling an additional $610,000 have exercised their conversion option and such holders were issued 122,000 shares of Harken common stock.

         Acquisition of Cal-T Properties -- In August 1997, Harken acquired working interests in the Cal-T Properties in exchange for 565,000 shares of Harken common stock. See Note 2-- Acquisition for further discussion.

         Acquisition of EnerVest Properties -- In March 1997, Harken and EnerVest Acquisition - II Limited Partnership ("EnerVest") entered into a Resolution and Settlement Agreement whereby in addition to the 1,550,000 shares of Harken common stock previously issued to EnerVest at the July 10, 1996 acquisition closing date, Harken issued 1,400,000 shares of Harken common stock as final consideration for the purchase of the EnerVest Properties.

         Palo Blanco Development Finance Agreements -- In June 1996, Harken, along with Harken de Colombia, Ltd. entered into separate Development Finance Agreements with two investors. In 1996, the investors exercised their rights under the agreement to convert one-half of their beneficial interest into 599,988 shares of restricted Harken common stock. During the first quarter of 1997, the investors exercised their right to convert the remaining portion of their beneficial interest into an additional 599,988 shares of restricted Harken common stock. See Note 6 -- Development Finance and Operating Agreements.

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

         EnCap Development Finance Agreement -- In October 1997, Harken and the EnCap Investors entered into a Development Finance Agreement under which the EnCap Investors funded approximately $25 million to finance the drilling of three wells in the Middle Magdalena Basin of Colombia. Pursuant to the EnCap Development Finance Agreement, both Harken and the EnCap Investors have the right under certain circumstances to convert all or part of the EnCap Participation into shares of Harken common stock. Harken also issued 150,000 shares of Harken common stock to the EnCap Investors. See Note 6 -- Development Finance and Operating Agreements for further discussion of the EnCap Development Finance Agreement and Note 11 -- Related Party Transactions for further discussion of the EnCap Investors.

         European Development Finance Agreements -- In December 1997, Harken, HCC and the European Investors entered into a Development Finance Agreement under which HCC funded $7 million in January 1998 to finance the drilling of three wells in the Middle Magdalena Basin of Colombia. Pursuant to the European Development Finance Agreement, both Harken and HCC have the right under certain circumstances to convert some or all of the shares of HCC common stock into shares of Harken common stock. In addition, Harken issued 42,000 shares of Harken common stock to the European Investors. In March 1998, Harken entered into an additional Development Finance Agreement with Faisal, which also contained terms whereby both Harken and Faisal have the right under certain circumstances to convert part of the Participation into shares of Harken common stock. In addition, Harken issued 18,000 shares of Harken common stock to a financial advisor in connection with the Development Finance Agreement with Faisal. See Note 6 -- Development Finance and Operating Agreements for further discussion.

         Series F Preferred Stock -- On April 9, 1998, Harken entered into a Securities Purchase Agreement with RGC International Investors, LDC ("RGC"), pursuant to which Harken issued to RGC 15,000 shares of its Series F Convertible Preferred Stock (the "Series F Preferred") in exchange for $15,000,000. The Series F Preferred is convertible into shares of Harken common stock at a conversion price based upon the market price of Harken common stock at the time of conversion. The number of shares of Harken common stock issuable upon conversion of the Series F Preferred will also include a premium amount equal to an increase calculated on the face value of the Series F Preferred at 5% per annum. The Series F Preferred does not pay dividends.

         During the first six months following the issuance of the Series F Preferred, RGC can elect to convert the shares of the Series F Preferred into Harken common stock on any day that the closing sales price of the Harken common stock on the American Stock Exchange is equal to or greater than 115% of the "Market Price." The Market Price is equal to the lower of (a) the average of the closing bid prices of Harken common stock for any five consecutive trading days during the 22 trading days ending one trading day prior to the conversion date, or (b) the low closing bid price of Harken common stock over the five trading days ending one trading day prior to the conversion date.

         During the first nine months following the issuance of the Series F Preferred, the conversion price will be equal to 103% of the Market Price on the conversion date. On January 9, 1999, the conversion price will be fixed at 90% of the average of the closing bid prices of Harken common stock for the previous 22 trading days. Beginning February 9, 1999, the conversion price will be fixed at 90% of the average of the closing bid prices of Harken common stock for the previous 22 trading days if it would result in a lower conversion price than that calculated on January 9, 1999. Any shares of Series F Preferred outstanding on April 9, 1999, will automatically be converted into shares of Harken common stock at the then applicable conversion price.

         Harken has the option to redeem for cash any shares of Series F Preferred presented for conversion if (a) prior to January 9, 1999, the closing price of Harken common stock on the conversion date is less than $4.80, or (b) on or after January 9, 1999, the then applicable conversion price is less than $4.80, for an amount equal to the number of shares of Harken common stock that would otherwise be issuable upon conversion multiplied by the closing price of Harken common stock on the conversion date.

         At each election to convert shares of Series F Preferred into Harken common stock, RGC will have the option to purchase from Harken for cash additional shares of Harken common stock equal to the number of shares issued on such conversion (less any shares issued in respect of the premium amount) at a purchase price equal to the then applicable conversion price.

         Stockholder Rights Plan -- In April 1998, Harken adopted a rights agreement (the "Rights Agreement") whereby a dividend of one preferred share purchase right (a "Right") was paid for each outstanding share of Harken common stock. The Rights will be exercisable only if a person acquires beneficial ownership of 15 percent or more of Harken common stock (an "Acquiring Person"), or commences a tender offer which would result in beneficial ownership of 15 percent or more of such stock. When they become exercisable, each Right entitles the registered holder to purchase from Harken one one-thousandth of one share of Series E Junior Participating Preferred Stock ("Series E Preferred Stock"), at a price of $35.00 per one one-thousandth of a share of Series E Preferred Stock, subject to adjustment under certain circumstances.

         Upon the occurrence of certain events specified in the Rights Agreement, each holder of a Right (other than an Acquiring Person) will have the right to purchase, at the Right's then current exercise price, shares of Harken common stock having a value of twice the Right's exercise price. In addition, if, after a person becomes an Acquiring Person, Harken is involved in a merger or other business combination transactions with another person in which Harken is not the surviving corporation, or under certain other circumstances, each Right will entitle its holder to purchase, at the Right's then current exercise price, shares of common stock of the other person having a value of twice the Right's exercise price.

         Unless redeemed by Harken earlier, the Rights will expire on April 6, 2008. Harken will generally be entitled to redeem the Rights in whole, but not in part, at $.01 per Right, subject to adjustment. No Rights were exercisable under the Rights Agreement at March 31, 1998.

          The terms of the Rights generally may be amended by Harken without the approval of the holders of the Rights prior to the public announcement by Harken or an Acquiring Person that a person has become an Acquiring Person.

(9)      PER SHARE DATA

          Basic earnings per common share was computed by dividing net income or loss by the weighted average number of shares of Harken common stock outstanding during the year. Diluted earnings per common share for 1997 and 1998 was determined by including the effect of outstanding options and warrants using the treasury stock method to the extent that the average share price exceeds the exercise price. The impact of unconverted European Convertible Notes was not included for the three months ended March 31, 1997 as their effect would have been antidilutive. Harken has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", effective December 15, 1997, and as a result has restated 1997 weighted average shares outstanding calculations, although there was no impact on prior year income per share amounts. A reconciliation of the calculations of diluted earnings per common share is as follows:


                                                Three Months Ended March 31, 1997
                                           -----------------------------------------

                                                          Weighted Average
                                              Income           Shares      Per Share
                                           ------------     -------------  ---------
Basic earnings per common share            $    68,000       97,053,054      $0.00
Treasury stock method effect of:
   Outstanding employee stock options             --          1,385,894       --
   Outstanding warrants                           --          1,594,548       --
                                           -----------      -----------      -----
Diluted earnings per common share          $    68,000      100,033,496      $0.00
                                           ===========      ===========      =====



                                                Three Months Ended March 31, 1998
                                           ------------------------------------------
                                                          Weighted Average
                                              Income          Shares        Per Share
                                           ------------    -------------   ----------
Basic earnings per common share            $    84,000      122,441,279      $0.00
Treasury stock method effect of:
   Outstanding employee stock options             --          2,352,875       --
   Outstanding warrants                           --            400,853       --
Effect of conversion of outstanding
   5 1/2% European Notes                          --          7,898,333       --
                                           -----------      -----------      -----
Diluted earnings per common share          $    84,000      133,093,340      $0.00
                                           ===========      ===========      =====


         Beginning in April 1998, Harken's calculation of diluted earnings per share will be affected by the issuance of the Series F Preferred Stock which are convertible into shares of Harken common stock. See Note 8 -- Stockholders' Equity for further discussion of the Series F Preferred Stock.


(10)     INCOME TAXES

         At March 31, 1998, Harken had available for federal income tax reporting purposes, net operating loss (NOL) carryforward for regular tax purposes of approximately $60,000,000 which expires in 1998 through 2012, alternative minimum tax NOL carryforward of approximately $51,000,000 which expires in 1998 through 2011, investment tax credit carryforward of approximately $842,000 which expires in 1998 through 2002, statutory depletion carryforward of approximately $2,400,000 which does not have an expiration date, and a net capital loss carryforward of approximately $12,400,000 which expires in 2007 through 2011.

Approximately $16,000,000 of the net operating loss carryforward has been acquired with the purchase of subsidiaries and must be used to offset future income from profitable operations within those subsidiaries.

         Total deferred tax liabilities, relating primarily to property and equipment, as of March 31, 1998 were approximately $680,000. Total deferred tax assets, primarily related to the net operating loss carryforward, were approximately $20,538,000 at March 31, 1998. The total net deferred tax asset is offset by the valuation allowance of approximately $19,858,000 at March 31, 1998.


(11)     RELATED PARTY TRANSACTIONS

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

         During 1997 and 1998, Harken made short-term loans totaling $355,000 to certain members of Harken's Board of Directors and Management. Such notes receivable are reflected in Harken's consolidated balance sheet at December 31, 1997 and March 31, 1998 as Related Party Notes Receivable.

(12)     COMMITMENTS AND CONTINGENCIES

         Harken has accrued approximately $1,681,000 at March 31, 1998 relating to operational or regulatory contingent liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including the guarantee of certain lease obligations of a former subsidiary, which in management's opinion, will not result in significant loss exposure to Harken.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

         Certain statements included in the accompanying condensed financial statements and in the following discussion and analysis of financial condition and results of operation, including statements of Harken management's current expectations, intentions, plans and beliefs, and statements containing the words "believes", "anticipates", "estimates", "expects", or "may" are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance, timing or achievements of Harken to be materially different for any results, performance, timing or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks described in Harken's filings with the Securities and Exchange Commission.

OVERVIEW

         Harken reported net income for the three months ended March 31, 1998 of $84,000 compared to a net income of $68,000 for the prior year period. Total revenues increased from approximately $4.25 million during the first quarter of 1997 to approximately $4.36 million for the first quarter of 1998, primarily due to increased interest income as a result of net proceeds received from the issuance of the 5 1/2% European Notes and from the EnCap Development Finance Agreement. Gross profit before depreciation and amortization, general and administrative and interest expenses totaled approximately $1.3 million during the three months ended March 31, 1998 compared to approximately $2.4 million for the prior year period.

         Internationally, during March 1998, Harken signed an additional Association Contract in Colombia with Ecopetrol, bringing the total number of Association Contracts to six and increasing the total number of acres currently operated in Colombia by Harken to approximately 1,358,000. Harken has continued its Colombian exploration efforts during the first part of 1998 with the drilling of the Estero #3 and Canacabare #1 wells on the Alcaravan Contract area, and the completion of the Catalina #1 well and the spudding and completion of the Olivo #1 well on the Bolivar Contract area.

         Harken plans to continue its Colombian exploration program during 1998, expecting to spud ten additional exploratory wells as well as certain pipeline and facility installation efforts.

                              RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected Harken's earnings and balance sheet during the periods included in the accompanying consolidated financial statements.

                                                   Three Months Ended March 31,
                                                  -----------------------------
DOMESTIC EXPLORATION AND PRODUCTION OPERATIONS         1997            1998
----------------------------------------------    -------------    ------------
                                                           (Unaudited)
REVENUES
  Oil sales revenues                               $2,160,000      $1,379,000
     Oil volumes in barrels                           100,000          95,000
     Oil price per barrel                          $    21.60      $    14.52
  Gas sales revenues                               $1,307,000      $1,189,000
     Gas volumes in mcf                               394,000         502,000
     Gas price per mcf                             $     3.32      $     2.37
  Gas plant revenues                               $  213,000      $  132,000

OTHER REVENUES
  Interest Income                                  $  560,000      $1,656,000
  Other Income                                     $   11,000      $    6,000


For the quarter ended March 31, 1998 compared with the corresponding prior period.

DOMESTIC OPERATIONS

         Gross oil and gas revenues during the first quarter of 1998 and 1997 were generated by Harken's domestic exploration and production operations. These domestic operations consisted primarily of the operations in the Four Corners area of Utah, Arizona and New Mexico, primarily on the Navajo Indian Reservation (the "Four Corners Properties"), onshore South Texas, and in the Western and Panhandle regions of Texas, as well as Harken's operations in the Magnolia region of Arkansas and the Carlsbad region of New Mexico.

         Gross oil revenues decreased 36% to $1,379,000 during the first quarter of 1998 compared to $2,160,000 during the first quarter of 1997 primarily due to the sharp decline in oil prices, which averaged $7.08 less per barrel during the first quarter of 1998 compared to the prior year period. Prices have continued to remain lower than prices received during 1997 during the first half of the second quarter of 1998.

         Gross gas revenues decreased 9% to $1,189,000 for the three months ended March 31, 1998 compared to $1,307,000 for the prior year period, despite the increased production resulting from the acquisition of the Cal-T Properties in August 1997. The decrease in gas revenues was caused by the decrease in average gas prices received during the first quarter of 1998, as Harken received an overall average price of $3.32 per mcf of gas production during the first quarter of 1997 compared to only $2.37 per mcf received during the first quarter of 1998. Harken also reflected decreased gas production from certain of its Texas Panhandle properties during the first quarter of 1998 as many of the properties experienced numerous temporary operational curtailments.

         Oil and gas operating expenses consist of lease operating expenses and gas plant expenses, along with a number of production and reserve based taxes, including severance taxes, property taxes, Utah conservation taxes and Navajo severance and possessory interest taxes. The increase in oil and gas operating expenses compared to the prior year is primarily a result of the above mentioned acquisition of the Cal-T Properties.

COLOMBIAN OPERATIONS

         Harken reflected no oil and gas revenues or operating expenses from its Colombian operations during the first quarter of 1998. Harken expects, however, that production from its Estero #1, Torcaz #2, Torcaz #3 and Catalina #1 wells will commence during 1998 as trucking operations from these well sites are initiated. In addition, 1998 production operations could further increase if the current and planned drilling activities in Colombia are successful.

         In April 1998, Harken initiated trucking operations from its Torcaz #2 and Torcaz #3 wells on the Bocachico Contract area. In the Alcaravan Contract area, Harken's operations have been affected by the rainy season in the Llanos Basin, which has affected the completion and testing of the recently drilled Estero #3 and Canacabare #1 wells, as well as the construction of the Phase I Pipeline connecting the Estero wells to the closest existing pipeline. Harken anticipates that results of the Estero #3 will be available in mid-May 1998. Harken is currently attempting to mobilize light equipment in order to test the Canacabare #1 well, and hopes to have results available in May 1998, if weather conditions do not impede these efforts. Harken now expects to initiate a 90-day production test of the Estero #1 and, if successful, the Estero #3 well, in June 1998. Construction of the Phase I Pipeline, pending weather conditions and receipt of required approvals, is scheduled to begin in July 1998. The Olivo #1 well, drilled on the Bolivar Contract area, was completed and tested at a production rate of 10,800 barrels of oil per day with no water from the Middle Cretaceous naturally fractured Salada (Lower La Luna) Formation. Harken believes the production rate was limited by the size of pump and production equipment used. An independent reservoir engineering firm estimates the Olivo #1 and the previously completed Catalina #1 are each capable of producing at rates in excess of 20,000 barrels of oil per day with larger production equipment. Harken anticipates initiating a 90-day production test from the Catalina #1 in July 1998. In the Cambulos Contract area, Harken anticipates drilling its first well on the Cambulos acreage, on the Emerald Mountain prospect, in June 1998. For a detailed discussion of all of Harken's operations in Colombia, see Harken's Annual Report on Form 10-K for the year ended December 31, 1997.

INTEREST AND OTHER INCOME

         Interest and other income increased significantly during the first quarter of 1998 compared to the prior year period due to interest earned by Harken on its invested funds, including the net proceeds from the June 1997 issuance of $70 million of 5 1/2% European Notes, which are initially maintained and invested in separate interest bearing bank accounts (the "Segregated Accounts"), and from proceeds from the EnCap Development Finance Agreement and the European Development Finance Agreements. Harken generated approximately $1.7 million of interest income during the first quarter of 1998, compared to approximately $560,000 of interest income during the prior year period. Harken's cash balances, which include investments in short-term marketable debt securities, are expected to decrease in 1998 as such funds are used to support Harken's capital expenditure plans. Harken intends to continue to pursue other financing arrangements during 1998 and the decrease in existing cash balances and related interest income could be mitigated or offset if such efforts are successful.

OTHER COSTS AND EXPENSES

         General and administrative expenses increased 32% from $1,334,000 for the first quarter of 1997 to $1,758,000 for the first quarter of 1998, related to Harken's increased executive, corporate and administrative personnel costs associated with Harken's expanding overall operations.

         Depreciation and amortization expense increased during the first quarter of 1998 compared to the prior year period consistent with the increased equivalent barrel production levels during the quarter. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties. In addition, Harken's depreciation on other property has increased as a result of Harken's expanding operations.

         Interest expense and other decreased significantly during the first quarter of 1998 compared to the prior year period despite the June 1997 issuance of the 5 1/2% European Notes due to the increase in the amounts of interest capitalized to Harken's Colombian exploration activity.

                         LIQUIDITY AND CAPITAL RESOURCES

         Harken's working capital at March 31, 1998 was approximately $108.3 million, versus approximately $110.6 million at December 31, 1997. Cash and temporary investments, including segregated account cash, at March 31, 1998 totaled $118.6 million, a decrease of $4.9 million from December 31, 1997. The decrease in cash and working capital resulted primarily from approximately $16.9 million of capital expenditures during the first quarter, primarily related to Harken's Colombia operations. The effect of such capital expenditures was partially offset by the receipt of approximately $9.8 million pursuant to Development Finance Agreements. In addition, Harken's operations provided approximately $722,000 of cash flow during the first quarter of 1998.

         Harken's primary need for capital is to fund the planned exploration and development efforts in Colombia. In 1997, Harken's capital expenditures totaled approximately $37 million, including $30 million related to exploration and development in Colombia. Harken anticipates that its 1998 Colombian capital expenditures will total approximately $113 million, including exploration costs of approximately $85 million. Harken believes that it will have sufficient cash resources to fund all of its planned capital expenditures for 1998. In addition, Harken intends to pursue domestic acquisition opportunities during 1998. Harken intends to fund such acquisitions, if any are consummated, through a combination of cash on hand, issuances of debt or equity securities.

         Harken anticipates that full development of its Colombian reserves will take several years and will also require extensive production facilities, transportation pipelines and development activity which would require significant additional capital expenditures. The ultimate amount of such expenditures cannot be presently predicted. As a result of its recent successes in Colombia from its exploratory drilling program, Harken's current business plan includes estimated total capital expenditures in Colombia for the years 1998 through 2001 that approximate $1 billion. Harken estimates that approximately 75 to 80% of external funds applicable to these capital expenditures will be provided from non-recourse project finance and other similar forms of debt which can be identified to specific development projects. Harken anticipates it would put this type of debt facility in place after establishing ongoing production rates from its recently announced discoveries. The remaining 20 to 25% of the total anticipated expenditures in Colombia apply to continued exploration efforts including seismic acquisition and exploratory drilling. In the past, Harken has addressed its exploration capital needs in Colombia through European convertible note offerings. Although Harken will continue to seek some of its exploration capital from Europe, Harken anticipates that a portion of its 1998 and 1999 exploration capital needs will also be satisfied by placements in the United States. There can be no assurances, however, that Harken will have adequate funds available to it to fund all of its Colombian activities.

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

         Harken's domestic operating strategy includes efforts to acquire additional oil and gas reserves through drilling activities in North America and through acquisitions. Harken plans to continue development of proved undeveloped reserves on its North American properties in addition to a continual workover program on producing properties. Harken expects such drilling and workover costs to total approximately $4 million in 1998. The targeted results of these efforts are to maintain North American production levels during 1998.

         On June 11, 1997, Harken issued a total of $70 million in 5 1/2% Senior Convertible Notes (the "5 1/2% European Notes") which mature on June 10, 2002. In connection with the sale and issuance of the 5 1/2% European Notes, Harken paid approximately $5,174,000 from the 5 1/2% European Notes proceeds for commission and issuance costs. Interest incurred on these notes is payable semi-annually in June and December of each year to maturity or until the 5 1/2% European Notes are converted. Such 5 1/2% European Notes are convertible into shares of Harken common stock at a conversion price of $5.00 per share, subject to adjustment in certain circumstances. Harken also has the right to require conversion of the 5 1/2% European Notes into shares of Harken common stock at any time on or after June 11, 1998. In May 1998, Harken formally called the 5 1/2% European Notes which remain outstanding for conversion on June 12, 1998. Between June 11, 1997 and December 31, 1997, $30,120,000 in principal amount of the 5 1/2% European Notes converted into Harken common stock.

         All proceeds from the sale of the 5 1/2% European Notes were initially paid to a Trustee pursuant to a Trust Indenture and held in Segregated Accounts to be maintained for Harken's benefit. Until all of the 5 1/2% European Notes are converted, Harken must maintain an Asset Value Coverage Ratio equal to or greater than 1:1, which is calculated as the ratio of (i) the sum of (x) 100% of the aggregate amount of Harken's cash on deposit in the Segregated Accounts plus
(y) 50% of the net present value of Harken's domestic unencumbered total proved reserves plus (z) 25% of the net present value of Harken's total proved Colombian reserves to (ii) the aggregate outstanding principal amount of the 5 1/2% European Notes. As of March 31, 1998, Harken was in compliance with the Asset Value Coverage Ratio test. In order for any of the proceeds to be released from the Segregated Accounts, Harken must demonstrate that the Asset Value Coverage Ratio (as defined in the Trust Indenture) test would continue to be met after such release of funds and that no Event of Default with respect to the 5 1/2% European Notes has occurred and is continuing at the date of such release. Such request must be accompanied by an independent reserve engineering report or other independent third party valuation of Harken's unencumbered proved reserves. At March 31, 1998, all proceeds held in the Segregated Accounts were available to be released. For a detailed discussion of the 5 1/2% European Notes see "Notes to Consolidated Financial Statements, Note 7 -- European Convertible Notes Payable."

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

         In October 1997, December 1997, and March 1998, Harken entered into separate Development Finance Agreements with institutional investors (collectively the "Institutional Investors"), pursuant to which the Institutional Investors provided approximately $34.5 million (the "Payment Amount") of net proceeds to Harken to finance the drilling of the initial wells on three unexplored oil and gas prospects in the Middle Magdalena Basin of Colombia. Approximately $24.5 million of net proceeds was received in October 1997 and approximately $10 million of net proceeds was received during the first quarter of 1998. In exchange, the Institutional Investors received the right to receive future payments from Harken equal to 7% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from each of the three prospects if the planned drilling on the prospect is successful (the "Institutional Participation"). Pursuant to the Development Finance Agreements, Harken is obligated to drill each of the three wells prior to October 2000.

         Pursuant to the Development Finance Agreements, the Institutional Investors have the right, for a period of two years beginning in October 1998, to convert all or part of the Institutional Participation into shares of Harken common stock. The number of shares of Harken common stock to be issued upon conversion of the Institutional Participation will be equal to the quotient of
(i) the Payment Amount (less any distributions made in respect of the Institutional Participation) plus an amount equal to 15% interest per annum on the net Payment Amount compounded monthly (the "Invested Amount"), divided by
(ii) the market price of the Harken common stock at the time of conversion. During the same two year period, Harken also has the right to convert the Institutional Participation into shares of Harken common stock with the number of shares of Harken common stock to be issued to be equal to the quotient of (i) the Payment Amount (less any distribution made in respect of the Institutional Participation) plus an amount equal to 25% interest per annum on the net Payment Amount compounded monthly, divided by (ii) the market price of Harken common stock at the time of conversion. Harken can also elect to pay cash upon any conversion of the Institutional Participation in lieu of issuing Harken common stock. The Development Finance Agreements also provide for additional shares of Harken common stock to be issued by Harken in the event of a conversion to the extent that the Institutional Investors do not, under certain circumstances, realize the Invested Amount from the sale of shares of Harken common stock issued at the conversion.

         At the present time, it is not known whether the Institutional Investors or Harken will exercise their rights to convert the Institutional Interest into Harken common stock, nor can Harken determine the number of shares of Harken common stock which would be required to be issued in the event that Harken or the Institutional Investors elect to convert the Institutional Participation into shares of Harken common stock.

         On April 9, 1998, Harken entered into a Securities Purchase Agreement with RGC International Investors, LDC ("RGC"), pursuant to which Harken issued to RGC 15,000 shares of its Series F Convertible Preferred Stock (the "Series F Preferred") in exchange for $15,000,000. The Series F Preferred is convertible into shares of Harken common stock at a conversion price based upon the market price of Harken common stock at the time of conversion. The number of shares of Harken common stock issuable upon conversion of the Series F Preferred will also include a premium amount equal to an increase calculated on the face value of the Series F Preferred at 5% per annum. The Series F Preferred does not pay dividends.

         Harken has the option to redeem for cash any shares of Series F Preferred presented for conversion if (a) prior to January 9, 1999, the closing price of Harken common stock on the conversion date is less than $4.80, or (b) on or after January 9, 1999, the then applicable conversion price is less than $4.80, for an amount equal to the number of shares of Harken common stock that would otherwise be issuable upon conversion multiplied by the closing price of Harken common stock on the conversion date.

         At each election to convert shares of Series F Preferred into Harken common stock, RGC will have the option to purchase from Harken for cash additional shares of Harken common stock equal to the number of shares issued on such conversion (less any shares issued in respect of the premium amount) at a purchase price equal to the then applicable conversion price.

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

         Harken has accrued approximately $1.7 million at March 31, 1998 relating to operational or regulatory contingent liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in significant loss exposure to Harken.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         In September 1997, Harken Exploration Company, a wholly owned subsidiary of Harken, was served with a lawsuit filed in Amarillo, Texas in Federal District Court for the Northern District of Texas styled D. E. Rice and Karen Rice, as Trustees for the Rice Family Living Trust vs. Harken Exploration Company. The Rice Family Living Trust ("Rice") is a surface land owner in Hutchinson County, Texas. Rice has alleged that oil and saltwater spills from Harken Exploration Company's equipment and wells have polluted and otherwise damaged its property. Rice is seeking payment of costs to prevent, minimize and mitigate the alleged oil pollution, costs to restore and repair the land and vegetation, costs to decontaminate the ground and surface water, interest, attorneys' fees, and punitive damages. Furthermore, Rice has requested that Harken Exploration Company be enjoined from producing any oil or gas from its lands. Rice has alleged that remediation of all of the pollution on its land will cost approximately $40,000,000. Harken believes that this lawsuit is wholly without merit. Harken has filed a Motion to Dismiss for Failure to State a Claim and has asserted numerous other defenses, all of which Harken believes are meritorious. Harken intends to defend itself vigorously.

         Harken and its subsidiaries currently are involved in various other lawsuits and other contingencies, which in management's opinion, will not have a material adverse effect on Harken's financial position.

Item 2.  Changes in Securities.
         In April 1998, Harken adopted a Stockholder Rights Plan. For further discussion, see Harken's Current Report on Form 8-K dated April 6, 1998.

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

                  4.6 Rights Agreement, dated as of April 6, 1998, by and between Harken Energy Corporation And ChaseMellon Shareholder Services L.L.C., as Rights Agent (filed as Exhibit 4 to Harken's Current Report on Form 8-K dated April 7, 1998, file No. 0-9207, and incorporated by reference herein).

                  4.7 Certificate of Designations of Series E Junior Participating Preferred Stock (filed as Exhibit B to
                           Exhibit 4 to Harken's Current Report on Form 8-K dated April 7, 1998, file No. 0- 9207, and incorporated by reference herein).

                 *4.8 Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock.

                *10.1 Securities Purchase Agreement dated as of April 9, 1998, by and between Harken Energy Corporation and RGC International Investors, LDC.

                *27        Financial Data Schedules.

         (b)      REPORTS ON FORM 8-K.

                  Current Report on Form 8-K dated April 6, 1998, reporting Harken's adoption of a Stockholder Rights Plan.

                            HARKEN ENERGY CORPORATION

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                Harken Energy Corporation
                                        --------------------------------------
                                                      (Registrant)





Date:     May 7, 1998                By:  /s/ WAYNE HENNECKE
     ---------------------------        --------------------------------------
                                          Wayne Hennecke, Vice President of
                                          Finance and Chief Financial Officer

                                 EXHIBIT INDEX




                  Exhibit
                  -------

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

                  4.6 Rights Agreement, dated as of April 6, 1998, by and between Harken Energy Corporation And ChaseMellon Shareholder Services L.L.C., as Rights Agent (filed as Exhibit 4 to Harken's Current Report on Form 8-K dated April 7, 1998, file No. 0-9207, and incorporated by reference herein).

                  4.7 Certificate of Designations of Series E Junior Participating Preferred Stock (filed as Exhibit B to
                           Exhibit 4 to Harken's Current Report on Form 8-K dated April 7, 1998, file No. 0- 9207, and incorporated by reference herein).

                 *4.8 Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock.

                *10.1 Securities Purchase Agreement dated as of April 9, 1998, by and between Harken Energy Corporation and RGC International Investors, LDC.

                *27        Financial Data Schedules.