Form 10-Q
period 1998-06-30
HARKEN ENERGY CORP
filed 1998-08-10
CIK 313478

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM        TO
                                                   --------  --------
                          COMMISSION FILE NUMBER 0-9207

                            HARKEN ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                   95-2841597
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

   5605 N. MACARTHUR BLVD., SUITE 400                        75038
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

     The number of shares of Common Stock, par value $0.01 per share, outstanding as of August 3, 1998 was 133,408,830.



-------------------------------------------------------------------------------

                            HARKEN ENERGY CORPORATION
                            INDEX TO QUARTERLY REPORT
                                  JUNE 30, 1998

                                                                                                            PAGE
                                                                                                            ----
PART I.  FINANCIAL INFORMATION

     Item 1.        Condensed Financial Statements

                    Consolidated Condensed Balance Sheets..............................................       4

                    Consolidated Condensed Statements of Operations....................................       5

                    Consolidated Condensed Statements of Stockholders' Equity..........................       6

                    Consolidated Condensed Statements of Cash Flow.....................................       7

                    Notes to Consolidated Condensed Financial Statements...............................       8

     Item 2.        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.....................................................      21

PART II. OTHER INFORMATION

                    Notes Concerning Other Information.................................................      30

SIGNATURES          ...................................................................................      33

                         PART I - FINANCIAL INFORMATION

                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                         DECEMBER 31,           JUNE 30,
                                                                             1997                 1998
                                                                       ---------------      ---------------
      ASSETS
 Current Assets:
    Cash and temporary investments                                     $    85,740,000      $   187,525,000
    Cash in segregated accounts                                             37,771,000                   --
    Accounts and notes receivable, net                                       2,175,000            4,406,000
    Related party notes receivable                                             295,000              355,000
    Prepaid expenses and other current assets                                  411,000              538,000
                                                                       ---------------      ---------------
         Total Current Assets                                              126,392,000          192,824,000

 Property and Equipment, net                                               106,798,000          164,408,000

 Other Assets, net                                                           5,323,000            8,337,000
                                                                       ---------------      ---------------
                                                                       $   238,513,000      $   365,569,000
                                                                       ===============      ===============

      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
    Trade payables                                                     $     6,268,000      $     6,678,000
    Accrued liabilities and other                                            8,668,000            6,663,000
    Revenues and royalties payable                                             816,000              664,000
                                                                       ---------------      ---------------
         Total Current Liabilities                                          15,752,000           14,005,000

 European Convertible Notes Payable                                         39,880,000           85,000,000

 Deferred Revenue                                                           25,000,000           33,824,000

 Stockholders' Equity:
    Series F Preferred Stock, $1.00 par value; 15,000 shares
       authorized and issued as of June 30, 1998                                    --               15,000
    Common stock, $0.01 par value; 225,000,000 shares authorized;
      121,811,534 and 133,408,830 shares issued, respectively                1,218,000            1,334,000
    Additional paid-in capital                                             248,770,000          323,140,000
    Retained deficit and other comprehensive income                        (92,107,000)         (91,749,000)
                                                                       ---------------      ---------------
         Total Stockholders' Equity                                        157,881,000          232,740,000
                                                                       ---------------      ---------------
                                                                       $   238,513,000      $   365,569,000
                                                                       ===============      ===============

      The accompanying Notes to Consolidated Condensed Financial Statements
                    are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  JUNE 30,                             JUNE 30,
                                                     ---------------------------------      ---------------------------------
                                                          1997               1998                1997               1998
                                                     --------------     --------------      --------------     --------------
 Revenues:
   Oil and gas operations                            $    3,164,000     $    2,634,000      $    6,844,000     $    5,334,000
   Interest and other income                                863,000          2,262,000           1,434,000          3,924,000
                                                     --------------     --------------      --------------     --------------
                                                          4,027,000          4,896,000           8,278,000          9,258,000
                                                     --------------     --------------      --------------     --------------

 Costs and Expenses:
   Oil and gas operating expenses                         1,247,000          1,346,000           2,486,000          2,728,000
   General and administrative expenses, net               1,166,000          1,766,000           2,500,000          3,524,000
   Depreciation and amortization                          1,239,000          1,286,000           2,330,000          2,416,000
   Interest expense and other, net                          329,000            208,000             848,000            216,000
                                                     --------------     --------------      --------------     --------------
                                                          3,981,000          4,606,000           8,164,000          8,884,000
                                                     --------------     --------------      --------------     --------------

           Income before income taxes                        46,000            290,000             114,000            374,000

 Income tax expense                                              --             46,000                  --             46,000
                                                     --------------     --------------      --------------     --------------

           Net income                                $       46,000     $      244,000      $      114,000     $      328,000
                                                     ==============     ==============      ==============     ==============

 Accretion related to preferred stock                            --           (169,000)                 --           (169,000)
                                                     --------------     --------------      --------------     --------------
           Net income attributed to common stock     $       46,000     $       75,000      $      114,000     $      159,000
                                                     ==============     ==============      ==============     ==============

 Income per common share:
   Basic income per common share                     $         0.00     $         0.00      $         0.00     $         0.00
                                                     ==============     ==============      ==============     ==============
   Weighted average shares outstanding                  104,638,246        130,452,657         100,640,530        126,394,977
                                                     ==============     ==============      ==============     ==============

   Diluted income per common share                   $         0.00     $         0.00      $         0.00     $         0.00
                                                     ==============     ==============      ==============     ==============
   Weighted average shares outstanding                  107,666,856        133,103,990         103,668,547        129,231,422
                                                     ==============     ==============      ==============     ==============

         The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                  HARKEN ENERGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                ADDITIONAL
                                            PREFERRED           COMMON           PAID-IN           TREASURY           RETAINED
                                              STOCK             STOCK            CAPITAL            STOCK             DEFICIT
                                          -------------     -------------     -------------     -------------     -------------
 Balance, December 31, 1996               $          --     $     939,000     $ 171,191,000     $  (1,390,000)    $ (92,386,000)

   Issuance of common stock, net                     --            77,000        20,208,000                --                --

   Conversions of European notes
      payable                                        --           202,000        57,371,000         1,390,000                --

   Comprehensive income:
      Equity adjustment from
      foreign currency translation                   --                --                --                --                --

      Net income                                     --                --                --                --           189,000

           Total comprehensive income
                                          -------------     -------------     -------------     -------------     -------------

 Balance, December 31, 1997                          --         1,218,000       248,770,000                --       (92,197,000)

   Issuance of common stock, net                     --            37,000        22,597,000                --                --

   Issuance of preferred stock                   15,000                --        14,438,000                --                --

   Conversions of European notes
      payable                                        --            79,000        37,335,000                --                --

   Comprehensive income:
      Equity adjustment from foreign
      currency translation                           --                --                --                --                --

      Net income                                     --                --                --                --           328,000

           Total comprehensive income
                                          -------------     -------------     -------------     -------------     -------------
 Balance, June 30, 1998                   $      15,000     $   1,334,000     $ 323,140,000     $          --     $ (91,869,000)
                                          =============     =============     =============     =============     =============


                                                ACCUMULATED
                                                   OTHER
                                               COMPREHENSIVE
                                                   INCOME               TOTAL
                                               -------------      -------------
 Balance, December 31, 1996                    $     (15,000)     $  78,339,000

   Issuance of common stock, net                          --         20,285,000

   Conversions of European notes
      payable                                             --         58,963,000

   Comprehensive income:
      Equity adjustment from
      foreign currency translation                   105,000

      Net income                                          --

           Total comprehensive income                                   294,000
                                               -------------      -------------

 Balance, December 31, 1997                           90,000        157,881,000

   Issuance of common stock, net                          --         22,634,000

   Issuance of preferred stock                            --         14,453,000

   Conversions of European notes
      payable                                             --         37,414,000

   Comprehensive income:
      Equity adjustment from foreign
      currency translation                            30,000

      Net income                                          --

           Total comprehensive income                                   358,000
                                               -------------      -------------
 Balance, June 30, 1998                        $     120,000      $ 232,740,000
                                               =============      =============

         The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                             ------------------------------------
                                                                   1997               1998
                                                             ---------------      ---------------
 Cash flows from operating activities:
    Net income                                               $       114,000      $       328,000
      Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                              2,330,000            2,416,000
        Amortization of European note issuance costs                 246,000               33,000
        Provision for doubtful accounts                                   --               15,000

    Change in assets and liabilities:
        Decrease (increase) in accounts receivable                   112,000             (164,000)
        Increase (decrease) in trade payables and other             (223,000)            (203,000)
                                                             ---------------      ---------------
           Net cash provided by operating activities               2,579,000            2,425,000
                                                             ---------------      ---------------

 Cash flows from investing activities:
    Proceeds from sales of assets                                      6,000                   --
    Investor advances, net                                         3,779,000           10,832,000
    Capital expenditures, net                                    (11,143,000)         (46,396,000)
                                                             ---------------      ---------------
           Net cash used in investing activities                  (7,358,000)         (35,564,000)
                                                             ---------------      ---------------

 Cash flows from financing activities:
    Transfer from segregated account cash                         15,302,000           38,647,000
    Proceeds from issuances of common stock,
      net of issuance costs                                        2,224,000            2,075,000
    Proceeds from issuance of preferred stock, net                        --           14,473,000
    Proceeds from issuance of European notes, net                         --           81,800,000
    Investment in segregated account cash, net                        22,000           (2,071,000)
                                                             ---------------      ---------------
           Net cash provided by financing activities              17,548,000          134,924,000
                                                             ---------------      ---------------

 Net increase in cash and temporary investments                   12,769,000          101,785,000
 Cash and temporary investments at beginning of period             9,855,000           85,740,000
                                                             ---------------      ---------------
 Cash and temporary investments at end of period             $    22,624,000      $   187,525,000
                                                             ===============      ===============

 Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                               $         2,000      $         5,000
      Income taxes                                                        --                   --

      The accompanying Notes to Consolidated Condensed Financial Statements
                    are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1998
                                   (Unaudited)

(1)  MANAGEMENT'S REPRESENTATIONS

     In the opinion of Harken Energy Corporation ("Harken"), the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 1997 and June 30, 1998 and the results of its operations and changes in its cash flows for all periods presented as of June 30, 1997 and 1998. These adjustments represent normal recurring items.

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

     The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

(2)  ACQUISITIONS

     On August 29, 1997, Harken, along with Harken Exploration Company, a wholly-owned subsidiary, purchased working interests in oil and gas properties located in the panhandle region of Texas (the "Cal-T Properties"). The purchase price of approximately $3,416,000 consisted primarily of 565,000 shares of Harken common stock.

     On May 19, 1998, Harken, along with Harken Exploration Company, a wholly-owned subsidiary, purchased working interests in oil and gas properties located in southern Louisiana (the "Bargo Properties") from St. Martinville Partners, Ltd. and Bargo Energy Company (collectively "the Sellers"). The purchase price consisted of 2,716,483 shares of Harken common stock, having an approximate value of $16,250,000, which were issuable at closing. According to the Asset Purchase and Sale Agreement, additional consideration having a value of $4,000,000 less certain adjustments, is payable by Harken to the Sellers if the Sellers are able to obtain new or renewal leases for certain of the Bargo Properties. Such adjustments may include unresolved title issues on certain leases and an allowance of up to a maximum of $750,000 for environmental and regulatory compliance. The additional consideration is to be paid 120 days after closing and is payable at Harken's option in the form of additional shares of Harken common stock or cash. See Note 11--Related Party Transactions for a discussion of the relationship between Harken and the Sellers.

(3)  MARKETABLE SECURITIES

     Included within cash and temporary investments and cash in segregated accounts at December 31, 1997 and June 30, 1998 are certain investments in marketable debt securities having maturities of sixty days or less. Harken management determines the appropriate classification of such debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Such debt securities are classified as held-to-maturity as Harken has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. Harken holds no securities which are classified as available-for-sale or trading.

     The following is a summary of held-to-maturity securities:


                                                               December 31,           June 30,
                                                                  1997                 1998
                                                             ---------------     ---------------
 Included in cash and temporary investments:

      Cost                                                   $    50,906,000     $   149,946,000
      Estimated fair value                                   $    50,973,000     $   150,313,000

 Included in segregated accounts:

      Cost                                                   $    37,184,000     $            --
      Estimated fair value                                   $    37,242,000     $            --


     Harken includes in cash and temporary investments and cash in segregated accounts other cash and cash equivalent amounts in addition to the above marketable debt securities.

(4)  PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:

                                                               December 31,           June 30,
                                                                   1997                 1998
                                                             ---------------      ---------------
 Unevaluated oil and gas properties:

      Unevaluated international properties                   $    21,413,000      $    25,312,000
      Unevaluated domestic properties                              5,780,000           14,496,000

 Evaluated oil and gas properties:

      Evaluated international properties                          22,754,000           55,460,000
      Evaluated domestic properties                               67,431,000           81,109,000
 Gas plant and other property                                      8,325,000            9,363,000
 Less accumulated depreciation and amortization                  (18,905,000)         (21,332,000)
                                                             ---------------      ---------------
                                                             $   106,798,000      $   164,408,000
                                                             ===============      ===============

(5)  COLOMBIAN OPERATIONS

     Harken's Colombian operations are conducted through Harken de Colombia, Ltd., a wholly-owned subsidiary of Harken, which held six exclusive Colombian Association Contracts with Empresa Colombiana de Petroleos ("Ecopetrol") as of June 30, 1998. These Association Contracts include the Alcaravan Contract, awarded in 1992, the Bocachico Contract, awarded in 1994, the Cambulos Contract, awarded in 1995, the Bolivar Contract, awarded in 1996, the Miradores Contract, awarded in December 1997, and the Los Olmos Contract, awarded in March 1998. The Alcaravan and Miradores Contracts currently cover a combined area of approximately 242,000 acres in the Llanos Basin of Eastern Colombia. The Bocachico and Cambulos Contracts cover a combined area of approximately 492,000 acres in the Middle Magdalena Valley of Central Colombia and the Bolivar Contract covers an area of approximately 250,000 acres in the Northern Middle Magdalena Valley of Central Colombia. The Los Olmos Contract covers approximately 374,000 acres in the Lower Magdalena Valley of Northern Colombia. Terms of each of the Association Contracts commit Harken to perform certain activities in accordance with a prescribed timetable. As of August 1, 1998, Harken was in compliance with the requirements of each of the Association Contracts, as amended.

     Under the terms of the Association Contracts, if, during the first six years of each contract, Harken discovers one or more fields of producing oil or gas in quantities that are economically exploitable and Ecopetrol agrees that such field is economically exploitable (a "commercial discovery"), the term of that contract will be extended for a period of 22 years from the date of such commercial discovery. Upon discovery of a field capable of commercial production, and upon commencement of production from that commercial field, Ecopetrol will begin to reimburse Harken for 50% of Harken's successful well costs expended up to the point of declaration of a commercial discovery plus, in the case of the Cambulos, Bolivar, Miradores and Los Olmos Contracts, 50% of all seismic and dry well costs incurred prior to the point of declaration of a commercial discovery. Production from a commercial discovery will be allocated as follows: Ecopetrol, on behalf of the Colombian government, will receive a 20% royalty interest in all production, and all production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Harken until cumulative production from all fields (or the particular productive field under certain of the Association Contracts) in the Association Contract acreage reaches 60 million barrels of oil. As cumulative production increases in excess of 60 million barrels of oil, Ecopetrol's share of production will increase progressively (to a maximum of 75% under certain of the Association Contracts) with a corresponding decrease in Harken's share of production. After a declaration of a commercial discovery, Harken and Ecopetrol will be responsible for all future development costs and operating expenses in direct proportion to their interest in production. For any fields that are not declared by Ecopetrol to be a commercial discovery, Harken would retain the rights to all production after royalty.

     Harken has entered into certain development finance and operating agreements with outside parties whereby such parties have received a beneficial interest in certain of Harken's Colombian operations. For further discussion, see Note 6 -- Development Finance and Operating Agreements.


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

     Rochester Agreement -- Harken de Colombia, Ltd. has entered into an operating agreement (the "Rochester Agreement") with Rochester Energy Corporation ("Rochester", a Canadian corporation) pursuant to which Rochester has paid 33 1/3% of the aggregate costs of the Estero #1 well and related production facilities on the Palo Blanco prospect, 25% of the aggregate costs related to the Estero #3 well, and 25% of the aggregate costs of the initial well drilled on the Anteojos prospect, the Canacabare #1, all of which are located within the Alcaravan Contract area, along with 25% of the aggregate costs related to the Miradores Association Contract. In exchange, Rochester acquired a beneficial interest equal to 25% of the interest held by Harken de Colombia, Ltd. in the Palo Blanco and Anteojos prospect operations.

     Parkcrest Financing Agreement -- Harken de Colombia, Ltd. has entered into a financing agreement (the "Parkcrest Financing Agreement") with Parkcrest Explorations, Ltd. ("Parkcrest", a Canadian corporation) pursuant to which Parkcrest has paid 33 1/3% of the aggregate costs of the Estero #1 well and related production facilities on the Palo Blanco prospect, 33 1/3% of the aggregate costs of the initial well to be drilled on the Anteojos prospect, the Canacabare #1, and 25% of the aggregate costs related to the Estero #3 well, all of which are located within the Alcaravan Contract area. In addition, Parkcrest will pay 33 1/3% of the aggregate costs of the initial well to be drilled under the Miradores Association Contract. Parkcrest is also responsible for their contracted percentage share of costs related to seismic on the Alcaravan and Miradores Contract areas. In exchange, Parkcrest, upon its full performance, will acquire a beneficial interest equal to 25% of the interest held by Harken de Colombia, Ltd. in these prospects.

     In April 1998, Harken and Parkcrest entered into a Loan and Security Agreement (the "Parkcrest Loan Agreement") whereby Harken agreed to provide up to $2,600,000 to Parkcrest to be used as needed by Parkcrest to finance its share of costs under the Parkcrest Financing Agreement. Under the terms of the Parkcrest Loan Agreement, any outstanding loans bear interest at 6% per annum in addition to a monthly management fee payable to Harken of $37,500 per month. Any outstanding balance pursuant to the Parkcrest Loan Agreement is due and payable by Parkcrest on November 30, 1998 and is secured by 50% of Parkcrest's beneficial interest in the Palo Blanco prospect. As of June 30, 1998, Parkcrest had borrowed approximately $2,130,000 pursuant to the Parkcrest Loan Agreement, and such amount is included in accounts and notes receivable in the accompanying balance sheet.

     EnCap Development Finance Agreement -- In October 1997, Harken entered into a Development Finance Agreement (the "EnCap Development Finance Agreement") with EnCap Energy Capital Fund III, L.P., EnCap Energy Capital Fund III-B, L.P., BOCP Energy Partners, L.P. and Energy Capital Investment Company PLC (collectively the "EnCap Investors"), pursuant to which the EnCap Investors provided $25 million (the "Payment Amount"), less a 2% investment banking fee, to Harken to finance the planned drilling of the initial wells on three unexplored oil and gas prospects in the Middle Magdalena Basin of Colombia. As part of the transaction, Harken issued 150,000 shares of Harken common stock to the EnCap Investors. The three well exploratory program contemplates the drilling of one prospect on Harken's Bocachico Contract area and the drilling of two prospects on Harken's Cambulos Contract area, including the Islero #1 well which is scheduled to be spudded in August 1998. In exchange, the EnCap Investors received the right to receive future payments from Harken equal to 5% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from each of the three prospects if the planned drilling on the prospect is successful (the "EnCap Participation"). Pursuant to the EnCap Development Finance Agreement, Harken is obligated to drill each of the three wells prior to October 2000.

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

     5 1/2% European Notes -- On June 11, 1997, Harken issued to qualified purchasers a total of $70 million in 5 1/2% Senior Convertible Notes ( the "5 1/2% European Notes") which were to mature on June 10, 2002. In connection with the sale and issuance of the 5 1/2% European Notes, Harken paid approximately $5,174,000 from the 5 1/2% European Note proceeds for commissions and issuance costs. Interest incurred on these notes was payable semi-annually in June and December of each year to maturity or until the 5 1/2% European Notes are converted. Such 5 1/2% European Notes were convertible into shares of Harken common stock at an initial conversion price of $5.00 per share, subject to adjustment in certain circumstances ("the 5 1/2% European Note Conversion Price"). The Trust Indenture provided for a five percent premium on the number of shares of Harken common stock issuable on conversion that was paid to holders converting the 5 1/2% European Notes prior to December 11, 1997. The 5 1/2% European Notes were also convertible by Harken into shares of Harken common stock after one year following issuance, if for any period of thirty consecutive days commencing on or after June 11, 1997, the average of the closing prices of Harken common stock for each trading day during such thirty day period shall have equaled or exceeded 130% of the 5 1/2% European Note Conversion Price (or $6.50 per share of Harken common stock). In October 1997, Harken met the market price criteria necessary to call for mandatory conversion of the 5 1/2% European Notes any time on or after June 11, 1998, and provided notice to the holders as required under the Trust Indenture. In May 1998, Harken formally called the 5 1/2% European Notes which remain outstanding for conversion on June 12, 1998. As of December 31, 1997, holders of 5 1/2% European Notes totaling $30,120,000 exercised their conversion option and such holders were issued 6,325,200 shares of Harken common stock. During the first six months of 1998, additional holders of 5 1/2% European Notes totaling $610,000 have exercised their conversion option and such holders were issued an additional 122,000 shares of Harken common stock. On June 12, 1998, Harken converted the remaining 5 1/2% European Notes into 7,854,000 shares of Harken common stock.

     Upon closing, all proceeds from the sale of the 6 1/2% European Notes and 5 1/2% European Notes issuances were each initially paid to a Trustee under the terms of a Trust Indenture covering each issue and held in separate interest bearing Trust accounts (the "Segregated Accounts") to be maintained for Harken's benefit, until the Trustee is presented with evidence of sufficient asset value, as defined in the Trust Indenture, held by Harken to permit an advance of a portion of the proceeds. Until all of the 5 1/2% European Notes were converted, Harken was to maintain an Asset Value Coverage Ratio as defined in the Trust Indenture. Upon the June 1998 conversion of the 5 1/2% European Notes which remained outstanding, Harken transferred the approximately $38.6 million remaining in the Segregated Accounts to its main operating account.

     All Segregated Account cash related to the 5 1/2% European Notes is reflected as a current asset at December 31, 1997 as all such cash was available according to the Trust Indenture. The initial cash proceeds from the issuance of the 5 1/2% European Notes are not included in the Statement of Cash Flows because the proceeds are not considered to be cash equivalents due to the Segregated Account requirement of these notes. Transfers of proceeds from the Segregated Accounts are included in cash flows from financing activities in the accompanying consolidated statements of cash flows.

     5% European Notes - On May 26, 1998, Harken issued to qualified purchasers a total of $85 million in 5% Senior Convertible Notes (the "5% European Notes") which mature on May 26, 2003. In connection with the sale and issuance of the 5% European Notes, Harken paid approximately $4,256,000 from the 5% European Notes proceeds for commissions and issuance costs. Interest incurred on these notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are converted. Such 5% European Notes are convertible into shares of Harken common stock at an initial conversion price of $6.50 per share, subject to adjustment in certain circumstances ("the 5% European Note Conversion Price"). The Trust Indenture provides for a three percent premium on the number of shares of Harken common stock issuable on conversion to holders of the 5% European Notes who convert prior to November 25, 1998. The 5% European Notes are also convertible by Harken into shares of Harken common stock after May 26, 1999, if for any period of thirty consecutive days commencing on or after May 26, 1998, the average of the closing prices of Harken common stock for each trading day during such thirty-day period shall have equaled or exceeded 125% of the 5% European Note Conversion Price (or $8.125 per share of Harken common stock). The 5% European Notes may be redeemed for cash, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002, Harken may redeem up to 50% of the 5% European Notes in exchange for shares of Harken common stock at a defined conversion price based on an average market price of Harken common stock. Beginning May 26, 2003, Harken may similarly redeem all remaining 5% European Notes. The 5% European Notes are listed on the Luxembourg Stock Exchange.

         Commissions and issuance costs associated with the European Notes are deferred and are included in Other Assets and are amortized to interest expense over the period until conversion or maturity of the European Notes. As European Notes are converted to Harken common stock, a pro-rata portion of these deferred costs are charged to Additional Paid-In Capital.


(8)  STOCKHOLDERS' EQUITY

     Common Stock -- Harken currently has authorized 225,000,000 shares of $.01 par common stock. At December 31, 1997 and June 30, 1998, Harken had issued 121,811,534 and 133,408,830 shares, respectively.

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

     In connection with the issuance of the 6 1/2% European Notes, Harken issued to the placement agents for the 6 1/2% European Notes certain non-registered non-transferrable stock purchase warrants to purchase 1,280,000 shares of Harken common stock which are currently exercisable by the holders thereof at any time on or before July 31, 1999 at an exercise price of $2.50 per share. As of June 30, 1998, all but approximately 60,000 of such warrants had been exercised for shares of Harken common stock.

     In June 1997, Harken issued to qualified purchasers a total of $70 million in 5 1/2% European Notes which were to mature on June 11, 2002. In connection with the issuance of the 5 1/2% European Notes, Harken issued to the placement agents for the 5 1/2% European Notes warrants to purchase 1,120,000 shares of Harken common stock at any time after December 11, 1997 and on or before December 11, 1999 at an exercise price of $5.00 per share. As of December 31, 1997, holders of 5 1/2% European Notes totaling $30,120,000 exercised their conversion option and such holders were issued 6,325,200 shares of Harken common stock. Subsequent to December 31, 1997 and as of June 11, 1998, holders of 5 1/2% European Notes totaling an additional $610,000 exercised their conversion option and such holders were issued 122,000 shares of Harken common stock. On June 12, 1998, Harken converted the remaining 5 1/2% European Notes into 7,854,000 shares of Harken common stock.

     In May 1998, Harken issued to qualified purchasers a total of $85 million in 5% European Notes which mature on May 26, 2003. The 5% European Notes are convertible under certain terms into a maximum of approximately 13,500,000 shares of Harken common stock. In connection with the issuance of the 5% European Notes, Harken issued to the placement agents for the 5% European Notes warrants to purchase 200,000 shares of Harken common stock on or before June 26, 2000 at an exercise price of $6.50 per share.

     Acquisition of Bargo Properties - In May 1998, Harken acquired working interests in the Bargo Properties in exchange for 2,716,483 shares issuable at closing. Additional consideration of up to $4,000,000 is payable by Harken to the Sellers in the form of additional shares of Harken common stock or cash under certain circumstances. See Note 2 - Acquisition for further discussion.

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

     Upon the occurrence of certain events specified in the Rights Agreement, each holder of a Right (other than an Acquiring Person) will have the right to purchase, at the Right's then current exercise price, shares of Harken common stock having a value of twice the Right's exercise price. In addition, if, after a person becomes an Acquiring Person, Harken is involved in a merger or other business combination transaction with another person in which Harken is not the surviving corporation, or under certain other circumstances, each Right will entitle its holder to purchase, at the Right's then current exercise price, shares of common stock of the other person having a value of twice the Right's exercise price.

     Unless redeemed by Harken earlier, the Rights will expire on April 6, 2008. Harken will generally be entitled to redeem the Rights in whole, but not in part, at $.01 per Right, subject to adjustment. No Rights were exercisable under the Rights Agreement at June 30, 1998.

     The terms of the Rights generally may be amended by Harken without the approval of the holders of the Rights prior to the public announcement by Harken or an Acquiring Person that a person has become an Acquiring Person.


(9)  PER SHARE DATA

     Basic earnings per common share was computed by dividing net income attributed to common stock by the weighted average number of shares of Harken common stock outstanding during the year. Diluted earnings per common share was determined by including the effect of outstanding options and warrants using the treasury stock method to the extent that the average share price exceeds the exercise price. The impact of certain unconverted European Convertible Notes was not included for the periods ended June 30, 1997 or 1998 as their effect would have been antidilutive. The impact of unconverted Series F Preferred Stock was not included for the periods ended June 30, 1998 as their effect would have been antidilutive. Harken has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", effective December 15, 1997, and as a result has restated 1997 weighted average shares outstanding calculations, although there was no impact on prior year income per share amounts. A reconciliation of the calculations of diluted earnings per common share is as follows:

                                               Three Months Ended June 30, 1997            Six Months Ended June 30, 1997
                                            -------------------------------------      ----------------------------------------
                                                             Weighted                                  Weighted
                                                              Average                                   Average
                                             Income           Shares      Per Share     Income           Shares        Per Share
                                            ---------       -----------   ---------    ---------       -----------     ---------
 Basic earnings per common share            $  46,000       104,638,246   $  0.00      $ 114,000       100,640,530     $   0.00
 Treasury stock method effect of:
     Outstanding employee stock options            --         1,551,261        --             --         1,468,578           --
     Outstanding warrants                          --         1,477,349        --             --         1,559,439           --
                                            ---------     -------------   -------      ---------     -------------     --------
 Diluted earnings per common share          $  46,000       107,666,856   $  0.00      $ 114,000       103,668,547     $   0.00
                                            =========     =============   =======      =========     =============     ========

                                                  Three Months Ended June 30, 1998           Six Months Ended June 30, 1998
                                              --------------------------------------     ---------------------------------------
                                                               Weighted                                   Weighted
                                                                Average                                    Average
                                               Income           Shares       Per Share     Income           Shares      Per Share
                                              ---------      -----------    ---------    ---------       -----------   ---------
 Basic earnings per common share              $  75,000      130,452,657     $  0.00     $ 159,000       126,394,977    $   0.00
 Treasury stock method effect of:
     Outstanding employee stock options              --        2,363,615          --            --         2,465,490          --
     Outstanding warrants                            --          287,718          --            --           370,955          --
                                              ---------    -------------     -------     ---------     -------------    --------
 Diluted earnings per common share            $  75,000      133,103,990     $  0.00     $ 159,000       129,231,422    $   0.00
                                              =========    =============     =======     =========     =============    ========


(10) INCOME TAXES

     At June 30, 1998, Harken had available for federal income tax reporting purposes, net operating loss (NOL) carryforward for regular tax purposes of approximately $60,000,000 which expires in 1998 through 2012, alternative minimum tax NOL carryforward of approximately $51,000,000 which expires in 1998 through 2011, investment tax credit carryforward of approximately $842,000 which expires in 1998 through 2002, statutory depletion carryforward of approximately $2,400,000 which does not have an expiration date, and a net capital loss carryforward of approximately $12,400,000 which expires in 2007 through 2011. Approximately $16,000,000 of the net operating loss carryforward has been acquired with the purchase of subsidiaries and must be used to offset future income from profitable operations within those subsidiaries.

     Total deferred tax liabilities, relating primarily to property and equipment, as of June 30, 1998 were approximately $680,000. Total deferred tax assets, primarily related to the net operating loss carryforward, were approximately $20,538,000 at June 30, 1998. The total net deferred tax asset is offset by the valuation allowance of approximately $19,858,000 at June 30, 1998.


(11) RELATED PARTY TRANSACTIONS

     In June 1997, Harken added to its Board of Directors a new director who is also a managing director of EnCap Investments L.C. ("EnCap"). EnCap has historically provided financial consulting and investment banking services to Harken. In connection with the June 1997 placement of the 5 1/2% European Notes, EnCap received as a financial consulting fee, $466,667 in cash, and a warrant to purchase 50,000 shares of Harken common stock at any time after December 11, 1997 and on or before December 11, 1999 at an exercise price of $5.00 per share. As described in Note 6 -- Development Finance and Operating Agreements, in October 1997, Harken entered into a Development Finance Agreement with the EnCap

Investors. EnCap serves as the general partner of three of the EnCap Investors and the new Harken director serves as a director of the fourth EnCap Investor. In connection with the EnCap Development Finance Agreement, EnCap received an investment banking fee of $500,000. As described in Note 2--Acquisitions, in May 1998 Harken acquired the Bargo Properties from St. Martinville Partners, Ltd. and Bargo Energy Company, which are affiliates of Encap.

     During 1997 and 1998, Harken made short-term loans totaling $355,000 to certain members of Harken's Board of Directors and Management. Such notes receivable are reflected in Harken's consolidated balance sheet at December 31, 1997 and June 30, 1998 as Related Party Notes Receivable.


(12) COMMITMENTS AND CONTINGENCIES

     Harken has accrued approximately $1,887,000 at June 30, 1998 relating to operational or regulatory contingent liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including the guarantee of certain lease obligations of a former subsidiary, which in management's opinion, will not result in significant loss exposure to Harken.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

     Certain statements included in the accompanying condensed financial statements and in the following discussion and analysis of financial condition and results of operations, including statements of Harken management's current expectations, intentions, plans and beliefs, and statements containing the words "believes", "anticipates", "estimates", "expects", or "may" are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance, timing or achievements of Harken to be materially different for any results, performance, timing or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks described in Harken's filings with the Securities and Exchange Commission.

OVERVIEW

     Harken reported net income for the six months ended June 30, 1998 of $328,000 compared to a net income of $114,000 for the prior year period. Total revenues increased from approximately $8.28 million during the six months ended June 30, 1997 to approximately $9.26 million for the same period in 1998, due to increased interest income as a result of net proceeds received from the issuance of the 5 1/2% European Notes, the 5% European Notes and from three Development Finance Agreements. Gross profit from both domestic and Colombia oil and gas operations before depreciation and amortization, general and administrative and interest expenses totaled approximately $2.6 million during the six months ended June 30, 1998 compared to approximately $4.3 million for the prior year period.

     Internationally, during the second quarter of 1998, Harken reflected its initial revenues from its Colombia operations, consisting of oil revenues from Harken's Bolivar and Bocachico Contract Areas. During March 1998, Harken signed an additional Association Contract in Colombia with Ecopetrol, bringing the total number of Association Contracts to six and increasing the total number of acres currently operated in Colombia by Harken to approximately 1,358,000. Harken has continued its Colombian exploration efforts during the first part of 1998 with the drilling of the Estero #3 and Canacabare #1 wells on the Alcaravan Contract area, the Catalina #1 and Olivo #1 wells on the Bolivar Contract area, and the drilling of the Torcaz #5 well on the Bocachico Contract area.

     In the Alcaravan Contract area, Harken's operations have been affected by the rainy season in the Llanos Basin, which will delay the completion and testing of the recently drilled Canacabare #1 well until the fourth quarter of 1998. Despite weather conditions, Harken is now planning to begin in August 1998 the construction of the Phase I Pipeline connecting the Estero wells to the closest existing pipeline. Harken also expects to initiate a long-term production test of the Estero wells in August 1998, with an initial trucking rate of 500 barrels of oil per day, which is expected to increase to 1,000 barrels of oil per day within thirty to sixty days. Construction and initial operations of the Phase I Pipeline, pending weather conditions, are scheduled to be completed in late 1998.

     An independent reservoir engineering firm estimates the Olivo #1 and the Catalina #1 are each capable of producing at rates in excess of 20,000 barrels of oil per day with larger production equipment. Harken anticipates initiating a long-term production test by trucking from the Catalina #1 and Olivo #1 wells in August 1998. Harken intends to submit its application to Ecopetrol for commerciality of its Catalina, Olivo, Estero and Torcaz wells later in 1998 or early 1999. In the Cambulos Contract area, Harken anticipates drilling its first well on the Cambulos acreage, on the Emerald Mountain feature, in August 1998.
Harken plans to continue its Colombian exploration program during 1998, expecting to spud seven additional exploratory wells in the Bolivar and Cambulos Contract areas as well as certain pipeline and facility installation efforts, including planned construction during the year of a Bolivar Association Contract area pipeline and facility project to be completed and operational during the first half of 1999. The completion of this Bolivar pipeline and facility project is expected to allow the initial transport of a maximum of 30,000 gross barrels of oil and 150 million gross cubic feet of gas per day.

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

                                                          Three Months Ended June 30,                Six Months Ended June 30,
                                                       -----------------------------------     -----------------------------------
Revenues                                                    1997                1998                1997                1998
--------                                               ---------------     ---------------     ---------------     ---------------
                                                                                        (Unaudited)
Domestic Exploration and Production Operations
----------------------------------------------
   Oil sales revenues                                  $     1,975,000     $     1,346,000     $     4,135,000     $     2,725,000
      Oil volumes in barrels                                   106,000             106,000             206,000             201,000
      Oil price per barrel                             $         18.63     $         12.70     $         20.07     $         13.56
   Gas sales revenues                                  $     1,037,000     $     1,051,000     $     2,344,000     $     2,240,000
      Gas volumes in mcf                                       474,000             469,000             868,000             971,000
      Gas price per mcf                                $          2.19     $          2.24     $          2.70     $          2.31
   Gas plant revenues                                  $       152,000     $       103,000     $       365,000     $       235,000

Colombia Exploration and Production Operations
----------------------------------------------
   Oil sales revenues                                  $            --     $       134,000     $            --     $       134,000
      Oil volumes in barrels                                        --              14,000                  --              14,000
      Oil price per barrel                             $            --     $          9.57     $            --     $          9.57

Other Revenues
--------------
   Interest Income                                     $       854,000     $     2,133,000     $     1,414,000     $     3,789,000
   Other Income                                        $         9,000     $       129,000     $        20,000     $       135,000

For the quarter ended June 30, 1998 compared with the corresponding prior period.

DOMESTIC OPERATIONS

     Harken's domestic operations consist primarily of the operations in the Four Corners area of Utah, Arizona and New Mexico, primarily on the Navajo Indian Reservation, onshore South Texas, the Western and Panhandle regions of Texas, the Magnolia region of Arkansas and the Carlsbad region of New Mexico, and beginning in May 1998, the onshore region of southern Louisiana.

     Gross oil revenues decreased 32% to $1,346,000 during the second quarter of 1998 compared to $1,975,000 during the second quarter of 1997 primarily due to the sharp decline in oil prices, which averaged $5.93 less per barrel during the second quarter of 1998 compared to the prior year period. With the May 1998 acquisition of the Bargo Properties, Harken should begin to reflect production volumes slightly higher than volumes produced in 1997. During the first half of the third quarter of 1998, prices have continued to remain lower than prices received during 1997.

     Gross gas revenues increased only slightly to $1,051,000 for the three months ended June 30, 1998 compared to $1,037,000 for the prior year period, with the increased production resulting from the acquisition of the Cal-T Properties in August 1997 approximately offsetting the normal declines of Harken's other domestic gas production. The slight increase in gas revenues was also caused by the increase in average gas prices received during the second quarter of 1998, as Harken received an overall average price of $2.19 per mcf of gas production during the second quarter of 1997 compared to $2.24 per mcf received during the second quarter of 1998.

     Oil and gas operating expenses consist of lease operating expenses and gas plant expenses, along with a number of production and reserve based taxes, including severance taxes, property taxes, Utah conservation taxes and Navajo severance and possessory interest taxes. The increase in oil and gas operating expenses compared to the prior year is primarily a result of the above mentioned acquisitions of the Cal-T and Bargo Properties.

COLOMBIAN OPERATIONS

     In April 1998, Harken initiated trucking operations from its Torcaz #2 and Torcaz #3 wells on the Bocachico Contract area. In addition, Harken sold production which was generated during the drilling of the Catalina #1 and Olivo #1 wells on the Bolivar Contract area. All sales volumes were transported using trucking operations from the wellsite.

     Harken's Colombian oil revenues are expected to increase throughout the remainder of 1998, particularly as production tests commence for the Catalina #1 and Olivo #1 wells beginning in August 1998. In addition, long-term production tests of the Estero wells are also expected to begin in August 1998.

INTEREST AND OTHER INCOME

     Interest and other income increased significantly during the second quarter of 1998 compared to the prior year period due to interest earned by Harken on its invested funds, including the net proceeds from the June 1997 issuance of $70 million of 5 1/2% European Notes, the May 1998 issuance of $85 million of 5% European Notes and from proceeds from the EnCap Development Finance Agreement and the European Development Finance Agreements. Harken generated approximately $2.1 million of interest income during the second quarter of 1998, compared to approximately $854,000 of interest income during the prior year period. Harken's cash balances, which include investments in short-term marketable debt securities, are expected to decrease in the second half of 1998 as such funds are used to support Harken's capital expenditure plans, however, interest income is expected to continue to be higher than the corresponding period of 1997.

OTHER COSTS AND EXPENSES

     General and administrative expenses increased 51% from $1,166,000 for the second quarter of 1997 to $1,766,000 for the second quarter of 1998, related to Harken's increased executive, corporate and administrative personnel costs associated with Harken's expanding overall operations. In addition, Harken has increased its corporate office space to accommodate the growth in personnel.

     Depreciation and amortization expense increased slightly during the second quarter of 1998 compared to the prior year period due to the production from Harken's Colombian operations. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties. In addition, Harken's depreciation on other property has increased as a result of Harken's expanding operations.

     Interest expense and other decreased during the second quarter of 1998 compared to the prior year period despite the June 1997 issuance of the 5 1/2% European Notes and the May 1998 issuance of the 5% European Notes due to the increase in the amounts of interest capitalized to Harken's Colombian exploration activity.

For the six months ended June 30, 1998 compared with the corresponding prior period.

     Gross oil revenues decreased 34% to $2,725,000 during the first six months of 1998 compared to $4,135,000 during the first six months of 1997 primarily due to the sharp decline in oil prices, which averaged $6.51 less per barrel during the first six months of 1998 compared to the prior year period. During the first half of the third quarter of 1998, prices have continued to remain lower than prices received during 1997.

     Gross gas revenues decreased 4% to $2,240,000 for the six months ended June 30, 1998 compared to $2,344,000 for the prior year period, the increased production resulting from the acquisition of the Cal-T Properties in August 1997. The decrease in gas revenues was partly caused by the decrease in average gas prices received during the first six months of 1998, as Harken received an overall average price of $2.70 per mcf of gas production during the first six months of 1997 compared to $2.31 per mcf received during the first six months of 1998. Harken also reflected decreased gas production from certain of its Texas Panhandle properties during the first quarter of 1998 as many of the properties experienced numerous temporary operational curtailments.

     Oil and gas operating expenses consist of lease operating expenses and gas plant expenses, along with a number of production and reserve based taxes, including severance taxes, property taxes, Utah conservation taxes and Navajo severance and possessory interest taxes. The increase in oil and gas operating expenses compared to the prior year is primarily a result of the above mentioned acquisition of the Cal-T and Bargo Properties.

COLOMBIAN OPERATIONS

     Harken initiated trucking operations for a ninety day production test from its Bocachico Contract operations during the second quarter of 1998, and also began sales of trucked volumes produced during the drilling of the Catalina #1 and Olivo #1 wells on the Bolivar Contract area. Harken expects to initiate trucking of long-term test production from its Bolivar and Alcaravan Contract operations in August 1998. In addition, 1998 production operations could further increase if the current and planned drilling activities in Colombia are successful. Harken reflected no oil and gas revenues or operating expenses from its Colombian operations during the first quarter of 1998.

INTEREST AND OTHER INCOME

     Interest and other income increased significantly during the first six months of 1998 compared to the prior year period due to interest earned by Harken on its invested funds, including the net proceeds from the June 1997 issuance of $70 million of 5 1/2% European Notes, and the May 1998 issuance of $85 million of 5% European Notes, and from proceeds from the EnCap Development Finance Agreement and the European Development Finance Agreements. Harken generated approximately $3.8 million of interest income during the first six months of 1998, compared to approximately $1.4 million of interest income during the prior year period. Harken's cash balances, which include investments in short-term marketable debt securities, are expected to decrease in the second half of 1998 as such funds are used to support Harken's capital expenditure plans, however, interest income is expected to continue to be higher than the corresponding period of 1997.

OTHER COSTS AND EXPENSES

     General and administrative expenses increased 41% from $2,500,000 for the first six months of 1997 to $3,524,000 for the first six months of 1998, related to Harken's increased executive, corporate and administrative personnel costs associated with Harken's expanding overall operations. In addition, Harken has increased its corporate office space to accommodate the growth in personnel.

     Depreciation and amortization expense increased slightly during the first six months of 1998 compared to the prior year period consistent with the increased equivalent barrel production levels during the period. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties. In addition, Harken's depreciation on other property has increased as a result of Harken's expanding operations.

     Interest expense and other decreased significantly during the first six months of 1998 compared to the prior year period despite the June 1997 issuance of the 5 1/2% European Notes and the May 1998 issuance of the 5% European Notes due to the increase in the amounts of interest capitalized to Harken's Colombian exploration activity.


                         LIQUIDITY AND CAPITAL RESOURCES

     Harken's working capital at June 30, 1998 was approximately $178.8 million, versus approximately $110.6 million at December 31, 1997. The increase in cash and working capital resulted primarily from approximately $81.8 million of net proceeds from the 5% European Notes issued in May 1998 and from the receipt of approximately $9.8 million pursuant to Development Finance Agreements. In addition, Harken's operations provided approximately $2.4 million of cash flow during the first six months of 1998. Such activity was sufficient to fund capital expenditures of approximately $46 million during the first six months of 1998.

     Harken's primary need for capital is to fund the planned exploration and development efforts in Colombia. In 1997, Harken's capital expenditures totaled approximately $37 million, including $30 million related to exploration and development in Colombia. Harken anticipates that its 1998 Colombian capital expenditures will total approximately $112 million. Harken believes that it will have sufficient cash resources to fund all of its planned capital expenditures for 1998. In addition, Harken intends to continue to pursue domestic acquisition opportunities during 1998. Harken intends to fund such acquisitions, if any are consummated, through a combination of cash on hand, issuances of debt or equity securities.

     Harken anticipates that full development of its Colombian reserves will take several years and will also require extensive production facilities, transportation pipelines and development activity which will require significant additional capital expenditures. The ultimate amount of such expenditures cannot be presently predicted. As a result of its recent successes in Colombia from its exploratory drilling program, Harken's current business plan includes estimated total capital expenditures in Colombia for the years 1998 through 2001 that approximate $1 billion. Harken estimates that approximately 75 to 80% of external funds applicable to these capital expenditures will be provided from non-recourse project finance and other similar forms of debt which can be identified to specific development projects. Harken anticipates it would put this type of debt facility in place after establishing ongoing production rates from its recently announced discoveries. There can be no assurances, however, that Harken will have adequate funds available to it to fund all of its Colombian activities.

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

     On May 26, 1998, Harken issued a total of $85 million in 5% Senior Convertible Notes (the "European Notes") which mature on May 26, 2003. In connection with the sale and issuance of the 5% European Notes, Harken paid approximately $4,256,000 from the 5% European Notes proceeds for commission and issuance costs. Interest incurred on these notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are converted. Such European Notes are convertible into shares of Harken common stock at a conversion price of $6.50 per share, subject to adjustment in certain circumstances. Harken also has the right to require conversion of the 5% European Notes into shares of Harken common stock at any time on or after May 26, 1999, if for any period of thirty consecutive days commencing on or after May 26, 1998, the average of the closing prices of Harken common stock for each trading day during such thirty-day period shall have equaled or exceeded 125% of the 5% European Note Conversion Price (or $8.125 per share of Harken common stock).

     All proceeds from the sale of previous European Notes issuances were initially paid to a Trustee pursuant to a Trust Indenture and held in Segregated Accounts to be maintained for Harken's benefit. In order for any of the proceeds to be released from the Segregated Accounts, Harken was required to demonstrate that an Asset Value Coverage Ratio (as defined in the Trust Indenture) test would continue to be met after such release of funds. At June 30, 1998, all proceeds held in the Segregated Accounts had been released following the conversion of these European Notes into shares of Harken common stock. There is no Segregated Account requirement related to the proceeds from the 5% European Notes. For a detailed discussion of the 5% European Notes see "Notes to Consolidated Financial Statements, Note 7 -- European Convertible Notes Payable."

     Interest payments related to the 5% European Notes will be funded from cash flow from operations or existing cash balances.

     In October 1997, December 1997, and March 1998, Harken entered into separate Development Finance Agreements with institutional investors (collectively the "Institutional Investors"), pursuant to which the Institutional Investors provided approximately $34.5 million (the "Payment Amount") of net proceeds to Harken to finance the drilling of the initial wells on three unexplored oil and gas prospects in the Middle Magdalena Basin of Colombia. Approximately $24.5 million of net proceeds was received in October 1997 and approximately $10 million of net proceeds was received during the first quarter of 1998. In exchange, the Institutional Investors obtained the right to receive future payments from Harken equal to 7% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from each of the three prospects if the planned drilling on the prospect is successful (the "Institutional Participation"). Pursuant to the Development Finance Agreements, Harken is obligated to drill each of the three wells prior to October 2000.

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

     At each election to convert shares of Series F Preferred into Harken common stock, RGC will have the option to purchase from Harken for cash additional shares of Harken common stock equal to the number of shares issued on such conversion (less any shares issued in respect of the premium amount) at a purchase price equal to the then applicable conversion price. For a detailed discussion of the Series F Preferred see "Notes to Consolidated Financial Statements, Note 8--Stockholders' Equity".

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

     Harken has accrued approximately $1.9 million at June 30, 1998 relating to operational or regulatory contingent liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in significant loss exposure to Harken.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         In September 1997, Harken Exploration Company, a wholly-owned subsidiary of Harken, was served with a lawsuit filed in Amarillo, Texas in Federal District Court for the Northern District of Texas styled D. E. Rice and Karen Rice, as Trustees for the Rice Family Living Trust vs. Harken Exploration Company. The Rice Family Living Trust ("Rice") is a surface land owner in Hutchinson County, Texas. Rice has alleged that oil and saltwater spills from Harken Exploration Company's equipment and wells have polluted and otherwise damaged its property. Rice is seeking payment of costs to prevent, minimize and mitigate the alleged oil pollution, costs to restore and repair the land and vegetation, costs to decontaminate the ground and surface water, interest, attorneys' fees, and punitive damages. Furthermore, Rice has requested that Harken Exploration Company be enjoined from producing any oil or gas from its lands. Rice has alleged that remediation of all of the pollution on its land will cost approximately $40,000,000. Harken believes that this lawsuit is wholly without merit. Harken has filed a Motion to Dismiss for Failure to State a Claim and has asserted numerous other defenses, all of which Harken believes are meritorious. Harken intends to defend itself vigorously.

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

Item 4.  Submission of Matters to a Vote of Securities Holders.

         On June 11, 1998, Harken held its Annual Meeting of Stockholders. At the Annual Meeting, the stockholders cast their votes as follows:

                  (1) Approval of an amendment to Harken's Certificate of
                      Incorporation increasing the number of authorized shares of common stock from 175,000,000 to 225,000,000:

                           For:             82,501,016
                           Against:         29,424,711
                           Abstain:            433,301

                  (2) Election of Michael M. Ameen, Jr., Michael R. Eisenson,
                      and Hobart A. Smith to serve as Class B Directors:

                                                                 For             Vote Withheld
                           Michael M. Ameen, Jr.              96,620,679           15,748,349
                           Michael R. Eisenson                95,644,664           16,724,364
                           Hobart A. Smith                    96,679,368           15,689,660

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

                  3.5 Amendment to the Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.6 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 0-9207, and incorporated by reference herein).

                 *3.6 Amendment to the Certificate of Incorporation of Harken Energy Corporation.

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

                  4.8 Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock (filed as
                           Exhibit 4.8 to Harken's Quarterly Report on Form 10-Q for the period ended March 31, 1998, File No. 0-9207, and incorporated by reference herein).

                  *10.1 Trust Indenture, dated as of May 26, 1998, by and between the Company and Marine Midland Bank.

                  *10.2 Asset Purchase and Sale Agreement dated as of May 19, 1998, by and among the Company, St. Martinville Partners, Ltd. and Bargo Energy Company.

                  *27      Financial Data Schedules.

--------------------

* Filed herewith


          (b)     REPORTS ON FORM 8-K.

                  Current Report on Form 8-K dated May 26, 1998, reporting the issuance of the 5% European Notes.

                            HARKEN ENERGY CORPORATION

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        Harken Energy Corporation
                                  ----------------------------------------
                                             (Registrant)





Date:    August 10, 1998       By: /s/ WAYNE HENNECKE
     ----------------------       ----------------------------------------
                                    Wayne Hennecke, Vice President of
                                          Finance and Chief Financial Officer

                               INDEX TO EXHIBITS

                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
NUMBER                          EXHIBIT                                         PAGE
-------                         -------                                      ------------

 3.6                Amendment to the Certificate of Incorporation

10.1                Trust Indenture

10.2                Asset Purchase and Sales Agreement

27                  Financial Data Schedules