Form 10-Q
period 1998-09-30
HARKEN ENERGY CORP
filed 1998-11-12
CIK 313478

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

         The number of shares of Common Stock, par value $0.01 per share, outstanding as of November 2, 1998 was 132,708,830.

--------------------------------------------------------------------------------

                            HARKEN ENERGY CORPORATION
                            INDEX TO QUARTERLY REPORT
                               SEPTEMBER 30, 1998


                                                                                                PAGE
                                                                                                ----
PART I. FINANCIAL INFORMATION

  Item 1.     Condensed Financial Statements

              Consolidated Condensed Balance Sheets...........................................   4

              Consolidated Condensed Statements of Operations.................................   5

              Consolidated Condensed Statements of Stockholders' Equity.......................   6

              Consolidated Condensed Statements of Cash Flow..................................   7

              Notes to Consolidated Condensed Financial Statements............................   8


  Item 2.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................................  20


PART II. OTHER INFORMATION

              Notes Concerning Other Information..............................................  30

SIGNATURES    ................................................................................  33

                         PART I - FINANCIAL INFORMATION

                            ITEM 1. CONDENSED FINANCIAL STATEMENTS
                          HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED BALANCE SHEETS
                                          (Unaudited)

                                                                             DECEMBER 31,      SEPTEMBER 30,
                                                                                 1997              1998
                                                                             ------------      -------------
     ASSETS
Current Assets:
   Cash and temporary investments                                            $ 85,740,000      $167,483,000
   Cash in segregated accounts                                                 37,771,000              --
   Accounts and notes receivable, net                                           2,175,000         2,964,000
   Related party notes receivable                                                 295,000           298,000
   Prepaid expenses and other current assets                                      411,000           617,000
                                                                             ------------      ------------
        Total Current Assets                                                  126,392,000       171,362,000

Property and Equipment, net                                                   106,798,000       147,805,000

Other Assets, net                                                               5,323,000        11,852,000
                                                                             ------------      ------------
                                                                             $238,513,000      $331,019,000
                                                                             ============      ============
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Trade payables                                                            $  6,268,000      $  5,321,000
   Accrued liabilities and other                                                8,668,000         6,989,000
   Revenues and royalties payable                                                 816,000           590,000
                                                                             ------------      ------------
        Total Current Liabilities                                              15,752,000        12,900,000

European Convertible Notes Payable                                             39,880,000        85,000,000

Deferred Revenue                                                               25,000,000        30,445,000

Stockholders' Equity:
   Series F Preferred Stock, $1.00 par value; 15,000 shares
      authorized and issued as of September 30, 1998                                 --              15,000

   Common stock, $0.01 par value; 225,000,000 shares authorized;
     121,811,534 and 133,408,830 shares issued, respectively                    1,218,000         1,334,000
   Additional paid-in capital                                                 248,770,000       323,139,000
   Retained deficit and other comprehensive income                            (92,107,000)     (119,262,000)
   Treasury stock, at cost, 700,000 shares held as of
      September 30, 1998                                                             --          (2,552,000)
                                                                             ------------      ------------
          Total Stockholders' Equity                                          157,881,000       202,674,000
                                                                             ------------      ------------
                                                                             $238,513,000      $331,019,000
                                                                             ============      ============


      The accompanying Notes to Consolidated Condensed Financial Statements
                    are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                       -----------------------------   -----------------------------
                                                           1997            1998            1997            1998
                                                       -------------   -------------   -------------   -------------
Revenues:
  Oil and gas operations                               $   3,508,000   $   3,097,000   $  10,352,000   $   8,431,000
  Interest and other income                                1,492,000       2,657,000       2,926,000       6,581,000
                                                       -------------   -------------   -------------   -------------
                                                           5,000,000       5,754,000      13,278,000      15,012,000
                                                       -------------   -------------   -------------   -------------
Costs and Expenses:
  Oil and gas operating expenses                           1,522,000       1,690,000       4,008,000       4,418,000
  General and administrative expenses, net                 1,571,000       2,018,000       4,071,000       5,542,000
  Depreciation and amortization                            1,282,000       1,462,000       3,612,000       3,878,000
  Valuation allowance                                           --        27,787,000            --        27,787,000
  Interest expense and other, net                            587,000         322,000       1,435,000         538,000
                                                       -------------   -------------   -------------   -------------
                                                           4,962,000      33,279,000      13,126,000      42,163,000
                                                       -------------   -------------   -------------   -------------
          Income (loss) before income taxes                   38,000     (27,525,000)        152,000     (27,151,000)

Income tax expense                                              --              --              --            46,000
                                                       -------------   -------------   -------------   -------------
          Net income (loss)                            $      38,000   $ (27,525,000)  $     152,000   $ (27,197,000)
                                                       =============   =============   =============   =============
Accretion related to preferred stock                            --          (187,000)           --          (356,000)
                                                       -------------   -------------   -------------   -------------
          Net income (loss) attributed to
             common stock                              $      38,000   $ (27,712,000)  $     152,000   $ (27,553,000)
                                                       =============   =============   =============   =============
Income (loss) per common share:
  Basic income (loss) per common share                 $        0.00   $      (0.22)   $        0.00   $       (0.22)
                                                       =============   =============   =============   =============
  Weighted average shares outstanding                    114,640,028     133,218,144     105,457,706     126,394,977
                                                       =============   =============   =============   =============
  Diluted income (loss) per common share               $        0.00   $      (0.22)   $        0.00   $       (0.22)
                                                       =============   =============   =============   =============
  Weighted average shares outstanding                    117,383,551     133,218,144     108,390,892     126,394,977
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

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                        ACCUMULATED
                                                         ADDITIONAL                                        OTHER
                              PREFERRED      COMMON       PAID-IN        TREASURY        RETAINED      COMPREHENSIVE
                                STOCK        STOCK        CAPITAL          STOCK          DEFICIT      INCOME (LOSS)      TOTAL
                              ---------  -------------  -------------  -------------   -------------   -------------  -------------
Balance, December 31, 1996    $    --    $     939,000  $ 171,191,000  $  (1,390,000)  $ (92,386,000)  $     (15,000) $  78,339,000

 Issuance of common stock,
  net                              --           77,000     20,208,000           --              --              --       20,285,000

 Conversions of European
  notes payable                    --          202,000     57,371,000      1,390,000            --              --       58,963,000

 Comprehensive income:
  Equity adjustment from
  foreign currency
  translation                      --             --             --             --              --           105,000

  Net income                       --             --             --             --           189,000            --

   Total comprehensive
    income                                                                                                                  294,000
                              ---------  -------------  -------------  -------------   -------------   -------------  -------------
Balance, December 31, 1997         --        1,218,000    248,770,000           --       (92,197,000)         90,000    157,881,000

 Issuance of common stock,
  net                              --           37,000     22,597,000           --              --              --       22,634,000

 Treasury shares purchased         --             --             --       (2,552,000)           --              --       (2,552,000)

 Issuance of preferred stock     15,000           --       14,437,000           --              --              --       14,452,000

 Conversions of European
  notes payable                    --           79,000     37,335,000           --              --              --       37,414,000

 Comprehensive income (loss):
  Equity adjustment from
   foreign currency
   translation                     --             --             --             --              --            42,000

  Net loss                         --             --             --             --       (27,197,000)           --

   Total comprehensive loss                                                                                             (27,155,000)
                              ---------  -------------  -------------  -------------   -------------   -------------  -------------
Balance, September 30, 1998   $  15,000  $   1,334,000  $ 323,139,000  $  (2,552,000)  $(119,394,000)  $     132,000  $ 202,674,000
                              =========  =============  =============  =============   =============   =============  =============


   The accompanying Notes to Consolidated Condensed Financial Statements are
                      an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                             ------------------------------
                                                                                 1997              1998
                                                                             ------------      ------------
Cash flows from operating activities:
   Net income (loss)                                                         $    152,000      $(27,197,000)
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
       Depreciation and amortization                                            3,612,000         3,878,000
       Valuation allowance                                                           --          27,787,000
       Amortization of European note issuance costs                               429,000            77,000
       Provision for doubtful accounts                                               --              15,000

   Change in assets and liabilities:
       Decrease (increase) in accounts receivable                                (366,000)         (682,000)
       Increase (decrease) in trade payables and other                            929,000        (2,415,000)
                                                                             ------------      ------------
          Net cash provided by operating activities                             4,756,000         1,463,000
                                                                             ------------      ------------
Cash flows from investing activities:
   Proceeds from sales of assets                                                    7,000              --
   Investor advances, net                                                       6,860,000        10,832,000
   Capital expenditures, net                                                  (18,617,000)      (63,140,000)
                                                                             ------------      ------------
          Net cash used in investing activites                                (11,750,000)      (52,308,000)
                                                                             ------------      ------------
Cash flows from financing activities:
   Transfer from segregated account cash                                       36,564,000        37,615,000
   Proceeds from issuances of common stock,
     net of issuance costs                                                      5,291,000         2,075,000
   Proceeds from issuance of preferred stock, net                                    --          14,452,000
   Proceeds from issuance of European notes, net                                     --          81,800,000
   Treasury shares purchased                                                         --          (2,552,000)
   Investment in segregated account cash, net                                    (646,000)         (802,000)
                                                                             ------------      ------------
          Net cash provided by financing activities                            41,209,000       132,588,000
                                                                             ------------      ------------
Net increase in cash and temporary investments                                 34,215,000        81,743,000
Cash and temporary investments at beginning of period                           9,855,000        85,740,000
                                                                             ------------      ------------
Cash and temporary investments at end of period                              $ 44,070,000      $167,483,000
                                                                             ============      ============
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                $  1,881,000      $     10,000
     Income taxes                                                                    --                --


      The accompanying Notes to Consolidated Condensed Financial Statements
                    are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1998
                                   (Unaudited)

(1)    MANAGEMENT'S REPRESENTATIONS

       In the opinion of Harken Energy Corporation ("Harken"), the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 1997 and September 30, 1998 and the results of its operations and changes in its cash flows for all periods presented as of September 30, 1997 and 1998. These adjustments represent normal recurring items.

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

       The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


(2)    ACQUISITIONS

       On August 29, 1997, Harken, along with Harken Exploration Company, a wholly-owned subsidiary, purchased working interests in oil and gas properties located in the panhandle region of Texas (the "Cal-T Properties"). The purchase price of approximately $3,416,000 consisted primarily of 565,000 shares of Harken common stock.

       On May 19, 1998, Harken, along with Harken Exploration Company, a wholly-owned subsidiary, purchased working interests in oil and gas properties located in southern Louisiana (the "Bargo Properties") from St. Martinville Partners, Ltd. and Bargo Energy Company (collectively "the Sellers"). The purchase price consisted of 2,716,483 shares of Harken common stock, having an approximate value of $16,250,000, which were issuable at closing. Pursuant to the Asset Purchase and Sale Agreement, additional consideration having a value of $4,000,000 less certain adjustments, is payable by Harken to the Sellers if the Sellers are able to obtain new or renewal leases for certain of the Bargo Properties. Such adjustments may include unresolved title issues on certain leases and an allowance of up to a maximum of $750,000 for environmental and regulatory compliance. The amount of the additional consideration is currently being negotiated with the Sellers and is payable at Harken's option in the form of additional shares of Harken common stock or cash. See Note 11 - Related Party Transactions for a discussion of the relationship between Harken and the Sellers.

(3)    MARKETABLE SECURITIES

       Included within cash and temporary investments and cash in segregated accounts at December 31, 1997 and September 30, 1998 are certain investments in marketable debt securities having maturities of sixty days or less. Harken management determines the appropriate classification of such debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Such debt securities are classified as held-to-maturity as Harken has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. Harken holds no securities which are classified as available-for-sale or trading.

       The following is a summary of held-to-maturity securities:

                                                     December 31,      September 30,
                                                         1997              1998
                                                     ------------      -------------
Included in cash and temporary investments:

     Cost                                            $ 50,906,000      $ 143,455,000
     Estimated fair value                            $ 50,973,000      $ 143,890,000

Included in segregated accounts:

     Cost                                            $ 37,184,000      $        --
     Estimated fair value                            $ 37,242,000      $        --


       Harken includes in cash and temporary investments and cash in segregated accounts other cash and cash equivalent amounts in addition to the above marketable debt securities.

(4)    PROPERTY AND EQUIPMENT

       A summary of property and equipment follows:

                                                        December 31,      September 30,
                                                            1997              1998
                                                        ------------      -------------
Unevaluated oil and gas properties:

     Unevaluated Colombian properties                   $ 21,413,000     $ 31,662,000
     Unevaluated domestic properties                       5,780,000       11,368,000

Evaluated oil and gas properties:

     Evaluated Colombian properties                       22,754,000       60,402,000
     Evaluated domestic properties                        67,431,000       85,152,000
Gas plant and other property                               8,325,000        9,803,000
Less accumulated depreciation and amortization,
   and valuation allowance                               (18,905,000)     (50,582,000)
                                                        ------------     ------------
                                                        $106,798,000     $147,805,000
                                                        ============     ============

       Valuation Allowance on Oil and Gas Properties - The capitalized costs of proved oil and gas properties are subject to a "ceiling test", which limits such costs, on a country-by-country basis, to the estimated present value, discounted at a ten percent interest rate, of future net cash flows from related proved reserves, based on current economic and operating conditions. If capitalized costs exceed this limit, the excess is charged to depreciation, depletion and amortization. Application of these rules during periods of relatively low oil and gas prices, even if of short-term duration, may result in write-downs.

       In the third quarter of 1998, Harken recorded a non-cash valuation allowance on its U.S. domestic oil and gas properties of approximately $27.8 million due to the significant decline in its estimated present value of future net cash flows as a result of low oil and gas prices at September 30, 1998 and downward U.S. domestic reserve revisions during the third quarter of 1998.

(5)    COLOMBIAN OPERATIONS

       Harken's Colombian operations are conducted through Harken de Colombia, Ltd., a wholly-owned subsidiary of Harken, which held six exclusive Colombian Association Contracts with Empresa Colombiana de Petroleos ("Ecopetrol") as of September 30, 1998. These Association Contracts include the Alcaravan Contract, awarded in 1992, the Bocachico Contract, awarded in 1994, the Cambulos Contract, awarded in 1995, the Bolivar Contract, awarded in 1996, the Miradores Contract, awarded in December 1997, and the Los Olmos Contract, awarded in March 1998. The Alcaravan and Miradores Contracts currently cover a combined area of approximately 242,000 acres in the Llanos Basin of Eastern Colombia. The Bocachico and Cambulos Contracts cover a combined area of approximately 492,000 acres in the Middle Magdalena Valley of Central Colombia and the Bolivar Contract covers an area of approximately 250,000 acres in the Northern Middle Magdalena Valley of Central Colombia. The Los Olmos Contract covers approximately 374,000 acres in the Lower Magdalena Valley of Northern Colombia.

       Terms of each of the Association Contracts commit Harken to perform certain activities in accordance with a prescribed timetable. As of November 1, 1998, Harken was in compliance with the requirements of each of the Association Contracts, as amended. As of November 1, 1998, the Islero #1 well, on the Cambulos Association Contract area, had been drilled to a maximum depth of 7,312 feet, penetrating the Lower Seca formation. Harken has elected to continue to drill this well deeper to attempt a test of the Cimarrona formation, which is the primary target formation for this well. The Cambulos Association Contract requires Harken to have drilled two wells to a depth sufficient to test productive formations for oil and/or gas by November 17, 1998. Due to the ongoing drilling being conducted on the Islero #1 well, Harken contemplates that it will request an extension of time for fulfilling the second well obligation under the Cambulos Association Contract. If Harken is unable to obtain such an extension, Harken may be required to select and relinquish a portion of the acreage within the Cambulos Contract area, which event, in the opinion of Harken management, would not have a material adverse effect on Harken's business.

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

       Harken has entered into certain development finance and operating agreements with outside parties whereby such parties have received a beneficial interest in certain of Harken's Colombian operations. For further discussion, see Note 6 - Development Finance and Operating Agreements.


(6)    DEVELOPMENT FINANCE AND OPERATING AGREEMENTS

       Rio Negro Development Finance Agreement - In October 1995, Harken entered into a Development Finance Agreement (the "Rio Negro Development Finance Agreement") with Arbco Associates L.P., Offense Group Associates L.P., Kayne Anderson Nontraditional Investments L.P. and Opportunity Associates L.P. (collectively, the "Rio Negro Investors"), pursuant to which the Rio Negro Investors provided $3,500,000 to Harken to finance drilling on the Rio Negro prospect in the Bocachico Contract area in exchange for the right to receive future payments from Harken equal to 40% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from the Rio Negro prospect (the "Rio Negro Participation").

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

       Palo Blanco Development Finance Agreements - In June 1996, Harken, along with Harken de Colombia, Ltd., entered into separate Development Finance Agreements with two investors. Under the terms of the agreements, the two investors provided an aggregate of $2,500,000 to finance the drilling of a well on the Palo Blanco prospect in the Alcaravan Association Contract area. In return for the $2,500,000, the investors were initially granted a beneficial interest in 40% of the net profits from the Palo Blanco prospect which might have been received by Harken de Colombia, Ltd. In 1996, the investors exercised their rights under the agreement to convert one-half of their beneficial interest into 599,988 shares of restricted Harken common stock. During the first quarter of 1997, the investors exercised their right to convert the remaining portion of their beneficial interest into an additional 599,988 shares of restricted Harken common stock.

       Rochester Agreement - Harken de Colombia, Ltd. has entered into an operating agreement (the "Rochester Agreement") with Rochester Energy Corporation ("Rochester", a Canadian corporation) pursuant to which Rochester has paid 33 1/3% of the aggregate costs of the Estero #1 well and related production facilities on the Palo Blanco prospect, 25% of the aggregate costs related to the Estero #3 well, and 25% of the aggregate costs of the initial well drilled on the Anteojos prospect, the Canacabare #1, all of which are located within the Alcaravan Contract area, along with 25% of the aggregate costs related to the Miradores Association Contract. In exchange, Rochester acquired a beneficial interest equal to 25% of the interest held by Harken de Colombia, Ltd. in the Palo Blanco and Anteojos prospect operations.

       Parkcrest Financing Agreement - Harken de Colombia, Ltd. has entered into a financing agreement (the "Parkcrest Financing Agreement") with Parkcrest Explorations, Ltd. ("Parkcrest", a Canadian corporation) pursuant to which Parkcrest has paid 33 1/3% of the aggregate costs of the Estero #1 well and related production facilities on the Palo Blanco prospect, 33 1/3% of the aggregate costs of the initial well to be drilled on the Anteojos prospect, the Canacabare #1, and 25% of the aggregate costs related to the Estero #3 well, all of which are located within the Alcaravan Contract area. In addition, Parkcrest will pay 33 1/3% of the aggregate costs of the initial well to be drilled under the Miradores Association Contract. Parkcrest is also responsible for their contracted percentage share of costs related to seismic on the Alcaravan and Miradores Contract areas. In exchange, Parkcrest, upon its full performance, will acquire a beneficial interest equal to 25% of the interest held by Harken de Colombia, Ltd. in these prospects.

       In April 1998, Harken and Parkcrest entered into a Loan and Security Agreement (the "Parkcrest Loan Agreement") whereby Harken agreed to provide up to $2,600,000 to Parkcrest to be used as needed by Parkcrest to finance its share of costs under the Parkcrest Financing Agreement. Under the terms of the Parkcrest Loan Agreement, any outstanding loans bear interest at 6% per annum in addition to a monthly management fee payable to Harken of $37,500 per month. Any outstanding balance pursuant to the Parkcrest Loan Agreement is due and payable by Parkcrest on November 30, 1998 and is secured by 50% of Parkcrest's beneficial interest in the Palo Blanco prospect. As of September 30, 1998, Parkcrest had borrowed approximately $2,242,000 pursuant to the Parkcrest Loan Agreement, and such amount is included in Other Assets in the accompanying balance sheet.

       EnCap Development Finance Agreement - In October 1997, Harken entered into a Development Finance Agreement (the "EnCap Development Finance Agreement") with EnCap Energy Capital Fund III, L.P., EnCap Energy Capital Fund III-B, L.P., BOCP Energy Partners, L.P. and Energy Capital Investment Company PLC (collectively the "EnCap Investors"), pursuant to which the EnCap Investors provided $25 million (the "Payment Amount"), less a 2% investment banking fee, to Harken to finance the planned drilling of the initial wells on three unexplored oil and gas prospects in the Middle Magdalena Basin of Colombia. As part of the transaction, Harken issued 150,000 shares of Harken common stock to the EnCap Investors. The three well exploratory program contemplates the drilling of one prospect on Harken's Bocachico Contract area and the drilling of two prospects on Harken's Cambulos Contract area, including the Islero #1 well which is currently drilling. In exchange, the EnCap Investors received the right to receive future payments from Harken equal to 5% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from each of the three prospects if the planned drilling on the prospect is successful (the "EnCap Participation"). Pursuant to the EnCap Development Finance Agreement, Harken is obligated to drill each of the three wells prior to October 2000.

       Pursuant to the EnCap Development Finance Agreement, the EnCap Investors have the right, for a period of two years beginning in October 1998, to convert all or part of the EnCap Participation into shares of Harken common stock. The number of shares of Harken common stock to be issued upon conversion of the EnCap Participation will be equal to the quotient of (i) the Payment Amount (less any distributions made in respect of the EnCap Participation) plus an amount equal to 15% interest per annum on the net Payment Amount compounded monthly (the "Invested Amount"), divided by (ii) the market price of Harken common stock at the time of conversion. During the same two year period, Harken also has the right to convert the EnCap Participation into shares of Harken common stock with the number of shares of Harken common stock to be issued to be equal to the quotient of (i) the Payment Amount (less any distribution made in respect of the EnCap Participation) plus an amount equal to 25% interest per annum on the net Payment Amount compounded monthly, divided by (ii) the market price of Harken common stock at the time of conversion. Harken can also elect to pay cash upon any conversion of the EnCap Participation in lieu of issuing Harken common stock. The EnCap Development Finance Agreement also provides for additional shares of Harken common stock to be issued by Harken in the event of a conversion to the extent that the EnCap Investors do not, under certain circumstances, realize the Invested Amount from the sale of shares of Harken common stock issued at the conversion. See Note 11 - Related Party Transactions for a discussion of the relationship between Harken and the EnCap Investors.

       European Development Finance Agreements - In December 1997, Harken entered into a Development Finance Agreement and other related agreements (the "European Development Finance Agreement") whereby Sidro S.A., Lambertine Holdings, Ltd. and Rauscher Pierce and Clark (collectively the "European Investors") purchased all of the outstanding common stock of Harken Capital Corporation, ("HCC", a newly-formed U.S. corporation) for $7 million. Pursuant to the European Development Finance Agreement, HCC then provided the $7 million to Harken in January 1998 to finance a portion of the cost of the three-well exploratory program discussed above pursuant to the EnCap Development Finance Agreement. In exchange, HCC received the right to receive future payments from Harken equal to 1.4% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from each of the three prospects if the planned drilling on the prospect is successful. Beginning in December 1998, the European Investors have the right to convert their shares of HCC into shares of Harken common stock with terms substantially identical to the EnCap Development Finance Agreement. As part of the transaction, Harken issued 42,000 shares of Harken common stock to the European Investors and paid a cash fee of $175,000 to one of the European Investors.

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


(7)    EUROPEAN CONVERTIBLE NOTES PAYABLE

       6 1/2% European Notes - On July 30, 1996, Harken issued to qualified purchasers a total of $40 million in 6 1/2% Senior Convertible Notes (the "6 1/2% European Notes") which were to mature on July 30, 2000. Such 6 1/2% European Notes were convertible at any time by the holders into shares of Harken common stock at a conversion price of $2.50 per share ("the 6 1/2% European Note Conversion Price"). The 6 1/2% European Notes were also convertible by Harken into shares of Harken common stock after one year following issuance, if for any period of thirty consecutive days commencing on or after November 28, 1996, the closing price of Harken common stock for each trading day during such period shall have equaled or exceeded 135% of the 6 1/2% European Note Conversion Price (or $3.375 per share of Harken common stock).

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

       5 1/2% European Notes - On June 11, 1997, Harken issued to qualified purchasers a total of $70 million in 5 1/2% Senior Convertible Notes ( the "5 1/2% European Notes") which were to mature on June 10, 2002. Such 5 1/2% European Notes were convertible into shares of Harken common stock at an initial conversion price of $5.00 per share, subject to adjustment in certain circumstances ("the 5 1/2% European Note Conversion Price"). The Trust Indenture provided for a five percent premium on the number of shares of Harken common stock issuable on conversion that was paid to holders converting the 5 1/2% European Notes prior to December 11, 1997. The 5 1/2% European Notes were also convertible by Harken into shares of Harken common stock after one year following issuance, if for any period of thirty consecutive days commencing on or after June 11, 1997, the average of the closing prices of Harken common stock for each trading day during such thirty day period shall have equaled or exceeded 130% of the 5 1/2% European Note Conversion Price (or $6.50 per share of Harken common stock). In October 1997, Harken met the market price criteria necessary to call for mandatory conversion of the 5 1/2% European Notes any time on or after June 11, 1998, and provided notice to the holders as required under the Trust Indenture. In May 1998, Harken formally called the 5 1/2% European Notes which remained outstanding for conversion on June 12, 1998. As of December 31, 1997, holders of 5 1/2% European Notes totaling $30,120,000 exercised their conversion option and such holders were issued 6,325,200 shares of Harken common stock. During the first six months of 1998, additional holders of 5 1/2% European Notes totaling $610,000 have exercised their conversion option and such holders were issued an additional 122,000 shares of Harken common stock. On June 12, 1998, Harken converted the remaining 5 1/2% European Notes into 7,854,000 shares of Harken common stock.

       Upon closing, all proceeds from the sale of the 6 1/2% European Notes and 5 1/2% European Notes, net of commissions and issuance costs, were each initially paid to a Trustee under the terms of a Trust Indenture covering each issue and held in separate interest bearing Trust accounts (the "Segregated Accounts") to be maintained for Harken's benefit until the Trustee was presented with evidence of sufficient asset value, as defined in the Trust Indenture, held by Harken to permit an advance of a portion of the proceeds. Until all of the 5 1/2% European Notes were converted, Harken was to maintain an Asset Value Coverage Ratio as defined in the Trust Indenture. Upon the June 1998 conversion of the 5 1/2% European Notes which remained outstanding, Harken transferred the approximately $37.6 million remaining in the Segregated Accounts to its main operating account.

       All Segregated Account cash related to the 5 1/2% European Notes is reflected as a current asset at December 31, 1997 as all such cash was available according to the Trust Indenture. The initial cash proceeds received in 1997 from the issuance of the 5 1/2% European Notes are not included in the Statement of Cash Flows during that period because the proceeds are not considered to be cash equivalents due to the Segregated Account requirement of these notes. Transfers of proceeds from the Segregated Accounts are included in cash flows from financing activities in the accompanying consolidated statements of cash flows.

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


(8)    STOCKHOLDERS' EQUITY

       Common Stock - Harken currently has authorized 225,000,000 shares of $.01 par common stock. At December 31, 1997 and September 30, 1998, Harken had issued 121,811,534 and 133,408,830 shares, respectively.

       Treasury Stock - During the third quarter of 1998, Harken purchased 700,000 shares of Harken common stock in the open market at a cost of approximately $2,552,000. Such shares are held as treasury stock.

       Issuance of European Convertible Notes Payable - In July 1996, Harken issued to qualified purchasers a total of $40 million in 6 1/2% European Notes which were to mature on July 30, 2000. The 6 1/2% European Notes were convertible under certain terms into approximately 16,000,000 shares of Harken common stock. During the last half of 1996, holders of 6 1/2% European Notes totaling $1,400,000 exercised their conversion option and such holders were issued 560,000 shares of Harken common stock. In February 1997, Harken gave notice as required under the Trust Indenture that it had met the market price criteria necessary to call for mandatory conversion of the 6 1/2% European Notes and on June 2, 1997, formally called the 6 1/2% European Notes for conversion on July 31, 1997. (see Note 7 - European Convertible Notes Payable for further discussion). During the first six months of 1997, holders of 6 1/2% European Notes totaling an additional $19,300,000 exercised their conversion option and such holders were issued 7,720,000 shares of Harken common stock. On July 31, 1997, Harken converted the remaining 6 1/2% European Notes into 7,720,000 shares of Harken common stock. In connection with the issuance of the 6 1/2% European Notes, Harken issued to the placement agents for the 6 1/2% European Notes certain non-registered, non-transferable stock purchase warrants to purchase 1,280,000 shares of Harken common stock which are currently exercisable by the holders thereof at any time on or before July 31, 1999 at an exercise price of $2.50 per share. As of September 30, 1998, all but approximately 60,000 of such warrants had been exercised for shares of Harken common stock.

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

       In May 1998, Harken issued to qualified purchasers a total of $85 million in 5% European Notes which mature on May 26, 2003. The 5% European Notes are convertible under certain terms into a maximum of approximately 13,500,000 shares of Harken common stock. In connection with the issuance of the 5% European Notes, Harken issued to the placement agents for the 5% European Notes warrants to purchase 200,000 shares of Harken common stock on or before June 26, 2000 at an exercise price of $6.50 per share. As of November 2, 1998, no holders of 5% European Notes have exercised their conversion option.

       Acquisition of Bargo Properties - In May 1998, Harken acquired working interests in the Bargo Properties in exchange for 2,716,483 shares issuable at closing. Additional consideration of up to $4,000,000 is payable by Harken to the Sellers in the form of additional shares of Harken common stock or cash under certain circumstances. See Note 2 - Acquisitions for further discussion.

       Acquisition of Cal-T Properties - In August 1997, Harken acquired working interests in the Cal-T Properties in exchange for 565,000 shares of Harken common stock. See Note 2 - Acquisitions for further discussion.

       Acquisition of EnerVest Properties - In March 1997, Harken and EnerVest Acquisition - II Limited Partnership ("EnerVest") entered into a Resolution and Settlement Agreement whereby in addition to the 1,550,000 shares of Harken common stock previously issued to EnerVest at the July 10, 1996 acquisition closing date, Harken issued 1,400,000 shares of Harken common stock as final consideration for the purchase of the EnerVest Properties.

       Development Finance Agreements - Harken has entered into development finance agreements relating to certain of its Colombian operations. Pursuant to these development finance agreements, certain investors have the option, or have previously exercised their options, to convert their beneficial interest in a specific operating area into shares of Harken common stock. In addition, certain of these investors were issued shares of Harken common stock at the time of entering into a development finance agreement with Harken. For a complete discussion of each of the various development finance agreements, see Note 6 - Development Finance and Operating Agreements.

       Series F Preferred Stock - On April 9, 1998, Harken entered into a Securities Purchase Agreement with RGC International Investors, LDC ("RGC"), pursuant to which Harken issued to RGC 15,000 shares of its Series F Convertible Preferred Stock (the "Series F Preferred") in exchange for $15,000,000. The Series F Preferred is convertible into shares of Harken common stock at a conversion price based upon the market price of Harken common stock at the time of conversion. The number of shares of Harken common stock issuable upon conversion of the Series F Preferred will also include a premium amount equal to an increase calculated on the face value of the Series F Preferred at 5% per annum. The Series F Preferred does not pay dividends.

       During the first six months following the issuance of the Series F Preferred, RGC could have elected to convert the shares of the Series F Preferred into Harken common stock on any day that the closing sales price of the Harken common stock on the American Stock Exchange was equal to or greater than 115% of the "Market Price." The Market Price is equal to the lower of (a) the average of the closing bid prices of Harken common stock for any five consecutive trading days during the 22 trading days ending one trading day prior to the conversion date, or (b) the low closing bid price of Harken common stock over the five trading days ending one trading day prior to the conversion date.

       During the first nine months following the issuance of the Series F Preferred, the conversion price is equal to 103% of the Market Price on the conversion date. On January 9, 1999, the conversion price will be fixed at 90% of the average of the closing bid prices of Harken common stock for the previous 22 trading days. Beginning February 9, 1999, the conversion price will be fixed at 90% of the average of the closing bid prices of Harken common stock for the previous 22 trading days if it would result in a lower conversion price than that calculated on January 9, 1999. Any shares of Series F Preferred outstanding on April 9, 1999, will automatically be converted into shares of Harken common stock at the then applicable conversion price.

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

       Stockholder Rights Plan - In April 1998, Harken adopted a rights agreement (the "Rights Agreement") whereby a dividend of one preferred share purchase right (a "Right") was paid for each outstanding share of Harken common stock. The Rights will be exercisable only if a person acquires beneficial ownership of 15 percent or more of Harken common stock (an "Acquiring Person"), or commences a tender offer which would result in beneficial ownership of 15 percent or more of such stock. When they become exercisable, each Right entitles the registered holder to purchase from Harken one one-thousandth of one share of Series E Junior Participating Preferred Stock ("Series E Preferred Stock"), at a price of $35.00 per one one-thousandth of a share of Series E Preferred Stock, subject to adjustment under certain circumstances.

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

       Unless redeemed by Harken earlier, the Rights will expire on April 6, 2008. Harken will generally be entitled to redeem the Rights in whole, but not in part, at $.01 per Right, subject to adjustment. No Rights were exercisable under the Rights Agreement at September 30, 1998.

       The terms of the Rights generally may be amended by Harken without the approval of the holders of the Rights prior to the public announcement by Harken or an Acquiring Person that a person has become an Acquiring Person.

(9)    PER SHARE DATA

       Basic income (loss) per common share was computed by dividing net income
(loss) attributed to common stock by the weighted average number of shares of Harken common stock outstanding during the year. Diluted income per common share was determined by including the effect of outstanding options and warrants using the treasury stock method to the extent that the average share price exceeds the exercise price. The impact of certain unconverted European Convertible Notes was not included for the periods ended September 30, 1997 or 1998 as their effect would have been antidilutive. The impact of unconverted Series F Preferred Stock was not included for the periods ended September 30, 1998 as their effect would have been antidiultive. Harken has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", effective December 15, 1997, and as a result has restated 1997 weighted average shares outstanding calculations, although there was no impact on prior year income per share amounts. A reconciliation of the calculations of diluted earnings per common share is as follows:


                                        Three Months Ended September 30, 1997             Nine Months Ended September 30, 1997
                                    ---------------------------------------------    ---------------------------------------------
                                                      Weighted                                          Weighted
                                                       Average                                           Average
                                      Income           Shares          Per Share        Income           Shares          Per Share
                                    -----------      -----------      -----------    -----------      -----------      -----------
Basic income per common share       $    38,000      114,640,028      $      0.00    $   152,000      105,457,706      $      0.00
Treasury stock method effect of:
    Outstanding employee stock
        options                            --          1,721,726          --                --          1,552,961          --
    Outstanding warrants                   --          1,021,797          --                --          1,380,225          --
                                    -----------      -----------      -----------    -----------      -----------      -----------
Diluted income per common share     $    38,000      117,383,551      $      0.00    $   152,000      108,390,892      $      0.00
                                    ===========      ===========      ===========    ===========      ===========      ===========


(10)   INCOME TAXES

       At September 30, 1998, Harken had available for federal income tax reporting purposes, net operating loss (NOL) carryforward for regular tax purposes of approximately $63,700,000 which expires in 1998 through 2012, alternative minimum tax NOL carryforward of approximately $51,000,000 which expires in 1998 through 2011, investment tax credit carryforward of approximately $809,000 which expires in 1998 through 2002, statutory depletion carryforward of approximately $2,431,000 which does not have an expiration date, and a net capital loss carryforward of approximately $12,156,000 which expires in 2007 through 2011. Approximately $16,000,000 of the net operating loss carryforward has been acquired with the purchase of subsidiaries and must be used to offset future income from profitable operations within those subsidiaries.

       Total deferred tax liabilities, relating primarily to property and equipment, as of September 30, 1998 were approximately $680,000. Total deferred tax assets, primarily related to the net operating loss carryforward, were approximately $20,664,000 at September 30, 1998. The total net deferred tax asset is offset by a valuation allowance of approximately $19,984,000 at September 30, 1998.

(11)   RELATED PARTY TRANSACTIONS

       In June 1997, Harken added to its Board of Directors a new director who is also a managing director of EnCap Investments L.C. ("EnCap"). EnCap has historically provided financial consulting and investment banking services to Harken. In connection with the June 1997 placement of the 5 1/2% European Notes, EnCap received as a financial consulting fee, $466,667 in cash, and a warrant to purchase 50,000 shares of Harken common stock at any time after December 11, 1997 and on or before December 11, 1999 at an exercise price of $5.00 per share. As described in Note 6 - Development Finance and Operating Agreements, in October 1997, Harken entered into a Development Finance Agreement with the EnCap Investors. EnCap serves as the general partner of three of the EnCap Investors and the new Harken director serves as a director of the fourth EnCap Investor. In connection with the EnCap Development Finance Agreement, EnCap received an investment banking fee of $500,000. As described in Note 2 - Acquisitions, in May 1998 Harken acquired the Bargo Properties from St. Martinville Partners, Ltd. and Bargo Energy Company, which are affiliates of Encap.

       During 1997 and 1998, Harken made short-term loans to certain members of Harken's Board of Directors and Management. Such notes receivable are reflected in Harken's consolidated balance sheet at December 31, 1997 and September 30, 1998 as Related Party Notes Receivable.


(12)   COMMITMENTS AND CONTINGENCIES

       Harken has accrued approximately $1,847,000 at September 30, 1998 relating to operational or regulatory contingent liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, including the guarantee of certain lease obligations of a former subsidiary, which in management's opinion, will not result in significant loss exposure to Harken.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

       Certain statements included in the accompanying condensed financial statements and in the following discussion and analysis of financial condition and results of operations, including statements of Harken management's current expectations, intentions, plans and beliefs, and statements containing the words "believes", "anticipates", "estimates", "expects", or "may" are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance, timing or achievements of Harken to be materially different from any results, performance, timing or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks described in Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission.

OVERVIEW

       Harken reported a net loss for the nine months ended September 30, 1998 of $27,197,000 compared to a net income of $152,000 for the prior year period, as Harken recorded a non-cash valuation allowance of its U.S. domestic oil and gas properties of approximately $27.8 million during the third quarter of 1998. The valuation allowance was caused by a further decline in the oil price per barrel received by Harken in addition to a drop in gas prices received on Harken's production during the third quarter of 1998. Such price declines in addition to downward reserve revisions during the third quarter of 1998 resulted in a reduction in the present value of Harken's future net cash flows from U.S. domestic proved reserves causing a write-down of capitalized costs in excess of this value. Total revenues increased from approximately $13.28 million during the nine months ended September 30, 1997 to approximately $15 million for the same period in 1998, due to increased interest income as a result of net proceeds received from the issuance of the 5 1/2% European Notes, the 5% European Notes and from three Development Finance Agreements. Gross profit from both domestic and Colombia oil and gas operations before depreciation and amortization, valuation allowance, general and administrative and interest expenses totaled approximately $4 million during the nine months ended September 30, 1998 compared to approximately $6.3 million for the prior year period.

       Internationally, during the second and third quarter of 1998, Harken reflected its initial revenues from its Colombia operations, consisting of oil revenues from Harken's Bolivar, Bocachico and Alcaravan Contract Areas. During March 1998, Harken signed an additional Association Contract in Colombia with Ecopetrol, bringing the total number of Association Contracts to six and increasing the total number of acres currently operated in Colombia by Harken to approximately 1,358,000. Harken has continued its Colombian exploration efforts during the first three quarters of 1998 with the drilling of the Estero #3 and Canacabare #1 wells on the Alcaravan Contract area, the Catalina #1 and Olivo #1 wells on the Bolivar Contract area, the Torcaz #5 well on the Bocachico Contract area, and the drilling of the Islero #1 well on the Cambulos Contract area.

       In the Alcaravan Contract area, Harken's operations have been affected by the rainy season in the Llanos Basin, which has delayed the completion and testing of the recently drilled Canacabare #1 well until the fourth quarter of 1998. The construction of the Phase I Pipeline connecting the Estero wells to the closest existing pipeline is nearing completion. Harken also initiated a long-term production test of the Estero wells in the third quarter of 1998, with an initial trucking rate of approximately 500 barrels of oil per day, which is expected to increase to 1,000 barrels of oil per day during the fourth quarter.

       An independent reservoir engineering firm estimates the Olivo #1 and the Catalina #1 wells in the Bolivar Contract area are each capable of producing at rates in excess of 20,000 equivalent barrels of oil per day with larger production equipment. Harken initiated a long-term production test by trucking from the Catalina #1 and Olivo #1 wells in the third quarter of 1998 and expects to increase trucked volumes from these wells to 5,000 gross barrels of oil per day during the fourth quarter. Harken is planning for construction of a Bolivar pipeline and facility project to be constructed in 1999 which is expected to allow the initial transport of a maximum of 30,000 to 35,000 gross barrels of oil and 150 million gross cubic feet of gas per day. Harken is currently in discussions with a number of project lenders to provide debt financing for the Catalina area pipeline and facility project. The results of the financing will effect the timing of the development of the area.

       Harken intends to submit its application to Ecopetrol for commerciality of its Catalina, Olivo, Estero and Torcaz wells later in 1998 or early 1999. In the Cambulos Contract area, Harken began drilling the Islero #1 well, its first well on the Cambulos acreage, on the Emerald Mountain feature, in August 1998. Harken is continuing drilling despite encountering technical difficulties with this well, and seismic velocity data collected during the drilling indicates that the target formation may be up to 1,500 feet deeper and that the bed dip (incline) is much higher than originally expected. Presently, Harken plans to begin sidetracking the current wellbore at approximately 2,900 feet with directional drilling updip into the expected location of the target formation. Harken also encountered multiple highly fractured and faulted zones and has had to set two additional casing strings to solve various mechanical problems with these formations. The sidetracking, changed drilling program and added casing strings have caused Harken to add an additional 30 to 45 days of rig time to its estimated drilling schedule and have increased expected well costs.

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

                                                    Three Months Ended September 30,  Nine Months Ended September 30,
                                                    --------------------------------  -------------------------------
Revenues                                                  1997           1998              1997           1998
                                                    --------------    --------------  -------------    --------------
                                                                               (Unaudited)
Domestic Exploration and Production Operations
  Oil sales revenues                                   $ 1,976,000    $ 1,475,000       $ 6,111,000    $ 4,200,000
    Oil volumes in barrels                                 106,000        121,000           312,000        323,000
    Oil price per barrel                               $     18.64    $     12.19       $     19.59    $     13.00
  Gas sales revenues                                   $ 1,329,000    $ 1,159,000       $ 3,673,000    $ 3,399,000
    Gas volumes in mcf                                     478,000        582,000         1,346,000      1,553,000
    Gas price per mcf                                  $      2.78    $      1.99       $      2.73    $      2.19
  Gas plant revenues                                   $   203,000    $   116,000       $   568,000    $   351,000

Colombia Exploration and Production Operations

  Oil sales revenues                                   $      --      $   347,000       $      --      $   481,000
    Oil volumes in barrels                                    --           32,000              --           46,000
    Oil price per barrel                               $      --      $     10.84       $      --      $     10.46

Other Revenues
  Interest Income                                      $ 1,490,000    $ 2,537,000       $ 2,904,000    $ 6,337,000
  Other Income                                         $     2,000    $   120,000       $    22,000    $   244,000

For the quarter ended September 30, 1998 compared with the corresponding prior period.

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

       Gross oil revenues decreased 25% to $1,475,000 during the third quarter of 1998 compared to $1,976,000 during the third quarter of 1997 primarily due to the sharp decline in oil prices, which averaged $6.45 less per barrel during the third quarter of 1998 compared to the prior year period. With the May 1998 acquisition of the Bargo Properties, Harken now reflects production volumes slightly higher than volumes produced in 1997. During the first half of the fourth quarter of 1998, prices have continued to remain lower than prices received during 1997.

       Gross gas revenues decreased 13% to $1,159,000 for the three months ended September 30, 1998 compared to $1,329,000 for the prior year period despite the increased production resulting from the acquisition of the Cal-T Properties in August 1997 and increased South Texas production which offset the normal declines of Harken's other domestic gas production. The decrease in gas revenues was caused by the decrease in average gas prices received during the third quarter of 1998, as Harken received an overall average price of $2.78 per mcf of gas production during the third quarter of 1997 compared to $1.99 per mcf received during the third quarter of 1998.

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

COLOMBIAN OPERATIONS

       During the third quarter of 1998, Harken continued sales of production from its Torcaz #2 and Torcaz #3 wells on the Bocachico Contract area. In addition, Harken sold production which was generated during the production tests of the Catalina #1 and Olivo #1 wells on the Bolivar Contract area. Harken also initiated trucking operations from its long-term production tests of the Estero wells on the Alcaravan/Miradores Contract area. All sales volumes were transported using trucking operations from the wellsite.

       Harken's Colombian oil revenues are expected to increase throughout the remainder of 1998, particularly as production tests continue for the Estero wells into the fourth quarter.

INTEREST AND OTHER INCOME

       Interest and other income increased during the third quarter of 1998 compared to the prior year period due to interest earned by Harken on its invested funds, including the net proceeds from the June 1997 issuance of $70 million of 5 1/2% European Notes, the May 1998 issuance of $85 million of 5% European Notes and from proceeds from the EnCap Development Finance Agreement and the European Development Finance Agreements. Harken generated approximately $2.5 million of interest income during the third quarter of 1998, compared to approximately $1.5 million of interest income during the prior year period. Harken's cash balances, which include investments in short-term marketable debt securities, are expected to decrease during late 1998 and early 1999 as such funds are used to support Harken's capital expenditure plans, however, interest income is expected to continue to be higher than the corresponding period of 1997.

OTHER COSTS AND EXPENSES

       General and administrative expenses increased 28% from $1,571,000 for the third quarter of 1997 to $2,018,000 for the third quarter of 1998, related to Harken's increased executive, corporate and administrative personnel costs associated with Harken's expanding overall operations. In addition, Harken has increased its corporate office space to accommodate the growth in personnel.

       Depreciation and amortization expense increased during the third quarter of 1998 compared to the prior year period due to revisions in Harken's U.S. reserve estimates partly due to the decline in oil and gas prices. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties. In addition, Harken's depreciation on other property has increased as a result of Harken's expanding operations. During the third quarter of 1998, Harken recorded a non-cash valuation allowance on its U.S. domestic oil and gas properties of approximately $27.8 million. The valuation allowance was based upon the present value, discounted at ten percent, of Harken's September 30, 1998 U.S. domestic reserves, which declined due to the lower oil and gas prices being received at the end of September 1998 and downward reserve revisions during the third quarter of 1998. In accordance with the full cost method of accounting for oil and gas properties, on a country-by-country basis, net capitalized costs in excess of the present value of the related reserves are charged to expense.

       Interest expense and other decreased during the third quarter of 1998 compared to the prior year period despite the May 1998 issuance of the 5% European Notes due to the increase in the amounts of interest capitalized to Harken's Colombian exploration activity.

For the nine months ended September 30, 1998 compared with the corresponding prior period.

DOMESTIC OPERATIONS

       Gross oil revenues decreased 31% to $4,200,000 during the first nine months of 1998 compared to $6,111,000 during the first nine months of 1997 primarily due to the sharp decline in oil prices, which averaged $6.59 less per barrel during the first nine months of 1998 compared to the prior year period. During the first half of the fourth quarter of 1998, prices have continued to remain lower than prices received during 1997.

       Gross gas revenues decreased 7% to $3,399,000 for the nine months ended September 30, 1998 compared to $3,673,000 for the prior year period despite the increased production resulting from the acquisition of the Cal-T Properties in August 1997 and increased South Texas production. The decrease in gas revenues was primarily caused by the decrease in average gas prices received during the first nine months of 1998, as Harken received an overall average price of $2.73 per mcf of gas production during the first nine months of 1997 compared to $2.19 per mcf received during the first nine months of 1998. Harken also reflected decreased gas production from certain of its Texas Panhandle properties during the first quarter of 1998 as many of the properties experienced numerous temporary operational curtailments.

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

COLOMBIAN OPERATIONS

       During the second quarter of 1998, Harken initiated trucking operations from its Bocachico Contract operations and also began sales of trucked volumes produced during the drilling of the Catalina #1 and Olivo #1 wells on the Bolivar Contract area. Harken initiated trucking of long-term test production from its Bolivar and Alcaravan Contract operations in the third quarter of 1998. Harken's Colombian oil revenues are expected to increase throughout the remainder of 1998, particularly as production tests continue for the Estero wells into the fourth quarter. Harken reflected no oil and gas revenues or operating expenses from its Colombian operations prior to the second quarter of 1998.

INTEREST AND OTHER INCOME

       Interest and other income increased significantly during the first nine months of 1998 compared to the prior year period due to interest earned by Harken on its invested funds, including the net proceeds from the June 1997 issuance of $70 million of 5 1/2% European Notes, and the May 1998 issuance of $85 million of 5% European Notes, and from proceeds from the EnCap Development Finance Agreement and the European Development Finance Agreements. Harken generated approximately $6.3 million of interest income during the first nine months of 1998, compared to approximately $2.9 million of interest income during the prior year period. Harken's cash balances, which include investments in short-term marketable debt securities, are expected to decrease during late 1998 and early 1999 as such funds are used to support Harken's capital expenditure plans, however, interest income is expected to continue to be higher than the corresponding period of 1997.

OTHER COSTS AND EXPENSES

       General and administrative expenses increased 36% from $4,071,000 for the first nine months of 1997 to $5,542,000 for the first nine months of 1998, related to Harken's increased executive, corporate and administrative personnel costs associated with Harken's expanding overall operations. In addition, Harken has increased its corporate office space to accommodate the growth in personnel.

       Depreciation and amortization expense increased during the first nine months of 1998 compared to the prior year period due to revisions in Harken's U.S. reserve estimates partly due to the decline in oil and gas prices. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties. In addition, Harken's depreciation on other property has increased as a result of Harken's expanding operations. During the third quarter of 1998, Harken recorded a non-cash valuation allowance on its U.S. domestic oil and gas properties of approximately $27.8 million. The valuation allowance was based upon the present value, discounted at ten percent, of Harken's September 30, 1998 U.S. domestic reserves, which declined due to the lower oil and gas prices being received at the end of September 1998 and downward reserve revisions during the third quarter of 1998. In accordance with the full cost method of accounting for oil and gas properties, on a country-by-country basis, net capitalized costs in excess of the present value of the related reserves are charged to expense.

       Interest expense and other decreased significantly during the first nine months of 1998 compared to the prior year period despite the June 1997 issuance of the 5 1/2% European Notes and the May 1998 issuance of the 5% European Notes due to the increase in the amounts of interest capitalized to Harken's Colombian exploration activity.

                         LIQUIDITY AND CAPITAL RESOURCES

           Harken's working capital at September 30, 1998 was approximately $158.5 million, versus approximately $110.6 million at December 31, 1997. The increase in cash and working capital resulted primarily from approximately $81.8 million of net proceeds from the 5% European Notes issued in May 1998 and from the receipt of approximately $9.8 million pursuant to Development Finance Agreements. In addition, Harken's operations provided approximately $1.5 million of cash flow during the first nine months of 1998. Such activity was sufficient to fund capital expenditures of approximately $63 million during the first nine months of 1998.

           Harken's primary need for capital is to fund the planned exploration and development efforts in Colombia. In 1997, Harken's capital expenditures totaled approximately $37 million, including $30 million related to exploration and development in Colombia. Harken anticipates that its 1998 Colombian capital expenditures will total approximately $90 million. Harken also anticipates that its 1999 Colombian capital expenditures will total in excess of $80 million. Harken believes that it will have sufficient cash resources to fund all of its planned capital expenditures for 1998 and 1999, however, Harken plans to obtain additional resources through project debt financing related to the development of the Bolivar Contract area. In addition, Harken intends to continue to pursue domestic acquisition opportunities. Harken intends to fund such acquisitions, if any are consummated, through a combination of cash on hand, issuances of debt or equity securities.

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

           The current plans for the development of the Bolivar Contract area call for a significant number of wells to be drilled over the next three years. As a part of this process, Harken is currently in discussions with a number of project lenders to provide debt financing for the development of the area. Such a credit facility could enable Harken to accelerate its development of the field while still preserving its working capital position for its exploration efforts. As a part of this financing plan, and in order to include Ecopetrol in the future planning process, Harken has decided to reevaluate its drilling schedule in anticipation of obtaining long-term financing. Also, Harken believes that lower oil prices have increased the availability of rigs at attractive prices. As a result, Harken has decided not to renew the long-term contract for one of its leased rigs in anticipation of more favorable short-term alternatives. While this might temporarily slow down the drilling pace on the Bolivar Contract area, it is anticipated that drilling would accelerate once such a credit facility is active.

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

           Harken's domestic operating strategy includes efforts to acquire additional oil and gas reserves through drilling activities in North America and through acquisitions. Harken plans to continue development of proved undeveloped reserves on its North American properties in addition to a continual workover program on producing properties. Harken expects such drilling and workover costs to total approximately $5 million in 1998. The targeted results of these efforts are to maintain North American production levels during 1998 and 1999.

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

           All proceeds from the sale of previous European Notes issuances were initially paid to a Trustee pursuant to a Trust Indenture and held in Segregated Accounts to be maintained for Harken's benefit. In order for any of the proceeds to be released from the Segregated Accounts, Harken was required to demonstrate that an Asset Value Coverage Ratio (as defined in the Trust Indenture) test would continue to be met after such release of funds. During June 1998, all proceeds held in the Segregated Accounts were released following the conversion of these European Notes into shares of Harken common stock. There is no Segregated Account requirement related to the proceeds from the 5% European Notes. For a detailed discussion of the 5% European Notes see "Notes to Consolidated Financial Statements, Note 7 -- European Convertible Notes Payable."

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

           At each election to convert shares of Series F Preferred into Harken common stock, RGC will have the option to purchase from Harken for cash additional shares of Harken common stock equal to the number of shares issued on such conversion (less any shares issued in respect of the premium amount) at a purchase price equal to the then applicable conversion price. For a detailed discussion of the Series F Preferred see "Notes to Consolidated Financial Statements, Note 8 - Stockholders' Equity".

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

           Harken has accrued approximately $1.8 million at September 30, 1998 relating to operational or regulatory contingent liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in significant loss exposure to Harken.

           Harken has completed an assessment of its core financial and operational software systems, all of which are purchased from outside software vendors, and has found them to have anticipated the issues associated with the year 2000 date change. Year 2000 issues result from the inability of computer programs or computerized equipment to accurately calculate, store or use a date subsequent to December 31, 1999. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business. Assessment of other less critical software systems and various types of equipment is continuing and should be completed during 1998 or early 1999. Harken believes that the potential impact, if any, of these systems not being Year 2000 compliant will at most require employees to manually complete otherwise automated tasks or calculations.

           Harken has initiated formal communications with its significant suppliers, business partners and customers to determine the extent to which Harken is vulnerable to those third parties' failure to correct their own Year 2000 issues. These third parties have communicated that they have either already completed the conversion or they will be converted prior to the year 2000. However, there can be no guarantee that the systems of other companies on which Harken's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with Harken's systems would not have a material adverse effect on Harken.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

           In September 1997, Harken Exploration Company, a wholly-owned subsidiary of Harken, was served with a lawsuit filed in Amarillo, Texas in Federal District Court for the Northern District of Texas styled D. E. Rice and Karen Rice, as Trustees for the Rice Family Living Trust vs. Harken Exploration Company. The Rice Family Living Trust ("Rice") is a surface land owner in Hutchinson County, Texas. Rice has alleged that oil and saltwater spills from Harken Exploration Company's equipment and wells have polluted and otherwise damaged its property. Rice is seeking payment of costs to prevent, minimize and mitigate the alleged oil pollution, costs to restore and repair the land and vegetation, costs to decontaminate the ground and surface water, interest, attorneys' fees, and punitive damages. Furthermore, Rice has requested that Harken Exploration Company be enjoined from producing any oil or gas from its lands. Rice has alleged that remediation of all of the pollution on its land will cost approximately $40,000,000. Harken believes that this lawsuit is wholly without merit. Harken has asserted numerous defenses, all of which Harken believes are meritorious. Harken intends to defend itself vigorously. The lawsuit is expected to go to trial in the fourth quarter of 1998 or the first quarter of 1999.

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

                     3.6 Amendment to the Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.6 to Harken's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, File No.
                               0-9207, and incorporated by reference herein).

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

                    *27        Financial Data Schedules.

           ---------------
           *Filed herewith

           (b)   REPORTS ON FORM 8-K.

                 None.

                            HARKEN ENERGY CORPORATION

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          Harken Energy Corporation
                                      ----------------------------------
                                                 (Registrant)





Date:    November 11, 1998            By:      /s/ Wayne Hennecke
     --------------------------           ---------------------------------
                                          Wayne Hennecke, Vice President of
                                             Finance and Chief Financial Officer

                               INDEX TO EXHIBITS

      Exhibit No.                         Description
      -----------                         -----------
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

          3.6       Amendment to the Certificate of Incorporation of Harken
                    Energy Corporation (filed as Exhibit 3.6 to Harken's
                    Quarterly Report on Form 10-Q for the fiscal quarter ended
                    June 30, 1998, File No. 0-9207, and incorporated by reference herein).

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

          *27       Financial Data Schedules.

           ---------------
           *Filed herewith