Form 10-K405
period 1998-12-31
HARKEN ENERGY CORP
filed 1999-03-30
CIK 313478

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


          [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _________ TO _________

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

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.[X]

     The aggregate market value of the voting Common Stock, par value $0.01 per share, held by nonaffiliates of the Registrant as of March 9, 1999 was approximately $244,400,000. For purposes of the determination of the above stated amount only, all directors, executive officers and 5% or more shareholders of the Registrant are presumed to be affiliates.

     The number of shares of Common Stock, par value $0.01 per share, outstanding as of March 26, 1999 was 134,078,830.

     DOCUMENTS INCORPORATED BY REFERENCE: DEFINITIVE PROXY MATERIALS FOR THE 1999 ANNUAL MEETING OF STOCKHOLDERS -- PART III, ITEMS 10, 11, 12, AND 13.

===============================================================================

                               TABLE OF CONTENTS


                                                                                                             PAGE
                                                                                                             ----
PART I.

  ITEM  1.       Business..........................................................................             3

  ITEM  2.       Properties........................................................................            22

  ITEM  3.       Legal Proceedings.................................................................            23

  ITEM  4.       Submission of Matters to a Vote of Security Holders...............................            23

PART II.

  ITEM  5.       Market for Registrant's Common Equity and Related Stockholder Matters.............            23

  ITEM  6.       Selected Financial Information and Other Data.....................................            25

  ITEM  7.       Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.............................................................            26

  ITEM  8.       Financial Statements and Supplementary Data.......................................            38

  ITEM  9.       Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure..............................................................            77

PART III.

  ITEM 10.       Directors and Executive Officers of the Registrant................................            77

  ITEM 11.       Executive Compensation............................................................            77

  ITEM 12.       Security Ownership of Certain Beneficial Owners...................................            77

  ITEM 13.       Certain Relationships and Related Transactions....................................            77

PART IV.

  ITEM 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K...................            78

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         Harken Energy Corporation (together with its wholly-owned or controlled subsidiaries, "Harken") is engaged in oil and gas exploration, development and production operations both domestically and internationally through its various subsidiaries. Harken's domestic operations include oil and gas exploration, development and production operations in the Four Corners area of Utah, Arizona and New Mexico, in the onshore region of South Texas, in the Texas Panhandle region, in the Magnolia region of Arkansas, in the Carlsbad region of New Mexico, and beginning in May 1998, the onshore region of Southern Louisiana. Harken's international operations include six exclusive Association Contracts with the state-owned oil company in the Republic of Colombia and Harken's contract to participate in an Exploration and Production Contract to be signed with the Republic of Costa Rica.

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

         Harken was incorporated in 1973 in the state of California and reincorporated in 1979 in the state of Delaware. Harken's principal offices are currently located at 5605 N. MacArthur Blvd., Suite 400, Irving, Texas 75038 and its telephone number is (972) 753-6900.

INTERNATIONAL EXPLORATION AND DEVELOPMENT OPERATIONS - COLOMBIA

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

         The Alcaravan Contract provides that at the end of the Exploration Period in June 1999, if a field capable of producing hydrocarbons in commercial quantities has been discovered, the Alcaravan Contract area will be reduced by 50%. Two years thereafter, the Alcaravan Contract area will be further reduced to 25% of the original area. Two years thereafter, the Alcaravan Contract area will be reduced to the area of the commercial field that is in production or development, plus a reserve zone of five kilometers in width around the productive boundary of such field. The commercial field plus the zone surrounding such field will become the area of exploitation. Harken Colombia will designate the acreage to be released.

         Harken Colombia has completed all of the work requirements of the first five years of the Alcaravan Contract. Harken Colombia is required to drill an additional well by June 1999 in order to satisfy the work requirements for the sixth year of the contract. Harken Colombia does not currently have any plans to drill an additional well on the Alcaravan Contract area acreage during 1999. Harken Colombia is currently negotiating with Ecopetrol for a modification of the work obligations, and management believes that it will be successful in negotiating such a modification. Such negotiations could include the relinquishment of a portion of Alcaravan Contract area acreage. See "Negotiations with Ecopetrol" for further discussion. Prior to June 1999, Harken Colombia plans to submit a request to Ecopetrol for commerciality relating to the Palo Blanco Prospect Area following the completion of a long-term production test. The Alcaravan Contract provides that if Ecopetrol accepts the existence of the commercial field, Ecopetrol would begin to participate, upon the terms of the Alcaravan Contract, in the development of the commercial field. If Ecopetrol does not accept the existence of the commercial field, Harken Colombia would then have the choice to proceed with the development of the prospect area on a sole-risk basis or perform additional work as may be indicated by Ecopetrol, to demonstrate the existence of a commercial field. If Harken Colombia does proceed on a sole-risk basis, it will be entitled to receive Ecopetrol's share of production after royalty, until Harken Colombia has recovered 200% of its costs, after which time Ecopetrol would receive its share of production.

          Harken Colombia has to date drilled three wells on the Alcaravan acreage. The first well, the Alcaravan #1, was drilled in February 1995, and did not find commercial quantities of oil or gas. In February 1997, Harken Colombia drilled the Estero #1 well located on the Palo Blanco prospect. The Estero #1 well was drilled to a depth of 8,608 feet to test the Carbonera, Mirador, Guadalupe, Gacheta and Ubaque formations. During initial production testing of the Ubaque formation, the Estero #1 well produced at the rate of 4,116 gross barrels of oil per day. Harken Colombia believes that the production rate was limited by the capacity of the submersible pump and surface storage facilities at the location. In December 1997 and early 1998, Harken Colombia drilled and completed the Estero #3, also located on the Palo Blanco Prospect. Although the Estero #3 well initially produced oil from the Upper and Middle Ubaque during preliminary production testing, the well subsequently produced significant water from the Middle Ubaque. Harken is reviewing the production information from the Upper and Middle Ubaque to determine if, by performing additional work, these formations might be commercial. Harken also tested the Mirador, Guadalupe and the deeper Paleozoic formations and found them to be noncommercial. Through December 31, 1998, Harken Colombia has expended approximately $22.4 million of net oil and gas exploration and development costs related to the Alcaravan Association Contract.

         During the third quarter of 1998, Harken Colombia initiated trucking operations of crude oil from its long-term production tests of the Estero #1 well on the Alcaravan Contract area. During the last half of 1998, Harken had periods where it has trucked up to 500 gross barrels of oil per day from the Estero wellsite to a pumping station approximately 20 miles away. In order to maximize the production and sales volume of oil which can be sold from the Estero wellsite, Harken Colombia has constructed and completed a 2.3 mile oil pipeline connecting the Palo Blanco field to an existing crude oil pipeline system. Initial plans for the 12-inch pipeline calls for the introduction of small amounts of crude into the new line, gradually increasing to pipeline capacity of up to 4,000 gross barrels of oil per day. Harken Colombia has received the environmental permit to tie-in to the existing pipeline and anticipates completing the tie-in during the first quarter of 1999. During late 1998, trucking operations have been suspended pending completion of the pipeline tie-in.

         During the second quarter of 1998, Harken Colombia drilled and completed the Canacabare #1, the first exploratory well to be drilled on the Anteojos prospect. The Canacabare #1 was drilled vertically into the Paleozoic formation to a total depth of 8,410 feet. Due to the Colombian rainy season and resulting operating conditions in the Llanos Basin area in Colombia, the drilling rig was moved off the location prior to the production test on the well. Wireline log data analysis of the Cancabare #1 well indicated a net productive thickness of approximately 90 feet in the three formations to be tested in this well. Production tests are planned for late 1999 or early 2000 following the Colombian rainy season.

         In 1996, Harken Colombia entered into two separate agreements with industry partners, whereby each industry partner paid 1/3 of the cost of the Estero #1 well, plus certain additional costs and fees and acquired a 25% beneficial interest in the Palo Blanco Prospect. In addition, the industry partners obtained certain rights to acquire a beneficial interest in any other prospect on the Alcaravan acreage by paying a portion of the costs associated with such prospect. Each industry partner also acquired a 25% beneficial interest in the Anteojos prospect. Effective December 31, 1998, Harken entered into an agreement with one of the industry partners pursuant to which Harken reacquired all of its beneficial interest in the Alcaravan and Miradores Contract areas.

         Harken's net revenue interest in production from the Alcaravan Contract will depend upon whether or not Ecopetrol elects to participate.
After payment of industry partner participation, and assuming that Ecopetrol elects to participate in the development of the Alcaravan Contract, Harken will initially receive 30% of the gross revenues from production from the Alcaravan Contract area. To the extent that a field produces in excess of 60 million barrels, Harken's net revenue interest will decrease as described above.

         Bocachico Contract -- In January 1994, Harken Colombia signed its second Association Contract (the "Bocachico Contract") with Ecopetrol, covering the Bocachico Contract area. Under the Bocachico

Contract, Harken Colombia acquired the exclusive rights to conduct exploration and production activities and drilling on this area, which covers approximately 192,000 acres in the Middle Magdalena Valley of Central Colombia. During the exploratory period of the Bocachico Contract, if Harken Colombia makes a commercial discovery on one or more prospect areas in the contract area, the contract covering such prospect area(s) will be further extended for a period of 22 years from the date of any commercial discovery of oil and/or gas. The production sharing and acreage relinquishment arrangements under the Bocachico Contract are substantially similar to those under the Alcaravan Contract.

         Harken Colombia has fulfilled all of the work requirements for the first four years of the Bocachico Contract. The work requirements for the fifth year require Harken Colombia to drill one exploratory well by May 6, 1999. Harken Colombia does not currently have any plans to drill an additional well on the Bocachico Contract area acreage during 1999. Harken Colombia is currently negotiating with Ecopetrol for a modification of the work obligations, and management believes that it will be successful in negotiating such a modification. Such negotiations could include the relinquishment of a portion of Bocachico Contract area acreage. See "Negotiations with Ecopetrol" for further discussion.

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

         Harken Colombia has drilled three wells on the Bocachico Contract area in the Rio Negro Prospect. The Torcaz #2 well was drilled in 1996, and then recompleted in 1997, and the Torcaz #3 was spudded in April 1997. During the second quarter of 1998, Harken Colombia initiated sales of production from both the Torcaz #2 and Torcaz #3 wells to a local purchaser at the wellsites and for most of 1998 these wells produced in excess of 100 gross barrels of oil per day. Harken Colombia will study the production from the Torcaz #2 and Torcaz #3 wells in order to determine the optimum production method with which to further produce the heavy crude encountered in such wells. During the second half of 1998, Harken Colombia drilled the third exploratory well on the Rio Negro prospect, the Torcaz #5. The well tested with similar results to Torcaz #2 and Torcaz #3. Although still undergoing evaluation, the well initially tested at approximately 500 gross barrels of oil per day while maintaining high fluid level from the Lower Mugrosa "B" formation. Through December 31, 1998, Harken Colombia has expended approximately $29.7 million of net oil and gas exploration and development costs related to the Bocachico Association Contract.

         In October and December 1997 and March 1998, Harken entered into three separate Development Finance Agreements with institutional investors (collectively the "Institutional Investors"), pursuant to which the Institutional Investors provided a total of $31.5 million of net proceeds to Harken to finance the drilling of the initial wells on three unexplored oil and gas prospects to be identified in the Middle Magdalena Basin of Colombia, including one prospect on the Bocachico acreage. In exchange, the Institutional Investors received the right to receive future payments from Harken equal to 7% of the net profits that Harken Colombia may derive from the sale of oil and gas produced from each of the three prospects if the planned drilling on the prospect is successful.

         Harken's net revenue interest in production from the Bocachico Contract will depend upon whether or not Ecopetrol elects to participate. Assuming that Ecopetrol elects to participate in the development of the Bocachico Contract, Harken will initially receive 40% of the gross revenues from production from the Bocachico Contract area, except for production which is subject to the Development Finance Agreements, in which case Harken will initially receive approximately 33% of the gross revenues associated with such production. To the extent that a field produces in excess of 60 million barrels, Harken's net revenue interest will decrease as described above.

         Cambulos Contract -- In September 1995, Harken Colombia signed an additional Association Contract (the "Cambulos Contract") with Ecopetrol, covering the Cambulos Contract area. Under the Cambulos Contract, Harken Colombia has acquired the exclusive rights to conduct exploration and production activities in the Cambulos Contract area, which covers approximately 300,000 acres in the Middle Magdalena Valley of Central Colombia.

         During the first two years of the Cambulos Contract, Harken Colombia was required to conduct geologic studies on the lands covered by this contract, including reprocessing of at least 400 kilometers of existing seismic data and the acquisition of at least 90 kilometers of new seismic data. Harken Colombia has completed the work program for the first two years of the Cambulos Contract. The Cambulos Contract originally required that the Cambulos Contract acreage be reduced to 173,000 acres at the end of the second contract year. In May 1998, Ecopetrol agreed to defer relinquishment of the acreage until the fourth contract year in exchange for Harken Colombia drilling two exploratory wells within the third contract year.

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

         In August 1998, Harken Colombia spudded its first well on the Cambulos Contract area, the Islero #1, located in the Middle Magdalena Basin. During the drilling of the Islero #1, Harken Colombia encountered multiple highly fractured and faulted zones which led to various mechanical problems. Consequently, drilling proceeded at a reduced pace. Ultimately, the fourth sidetrack on the well was drilled into the Cimarrona formation at 7,726 feet and was drilled into the structure. Initially, the formation had good shows of high quality oil and gas throughout the Cimarrona, but the well subsequently produced large volumes of water and did not sustain oil production levels during the short-term testing. Harken Colombia has determined that the Cimarrona formation did not have adequate thickness or fracturing to economically produce. Preliminary analysis, however, indicates that the source of the oil and gas might be in the deeper

Olini (Villeta) formation that is located approximately 1,200 feet below the Cimarrona. Through December 31, 1998, Harken Colombia has expended approximately $21.3 million of net oil and gas exploration and development costs related to the Cambulos Association Contract.

         Given the cost and time spent associated with the drilling of the Islero #1, Harken Colombia has submitted a request to Ecopetrol to allow the additional well depths drilled during Islero #1 to substitute for the obligation to drill a second exploratory well within the third contract year. Ecopetrol has granted an extension of the third contract year to April 16, 1999 to consider this request. Ecopetrol's approval of this requested substitution would allow Harken Colombia to satisfy its third year obligation with the drilling of Islero #1. Harken Colombia's proposal to Ecopetrol also contemplates the relinquishment of certain acreage in the Cambulos Contract area and its commitment to the fourth contract year work obligations. Should Ecopetrol not approve this request or an alternative proposal, Harken would have the obligation to drill an additional well, which would require obtaining an additional extension of time from Ecopetrol. Should Ecopetrol deny Harken Colombia's request to allow the Islero#1 to satisfy the third year work obligations and should Ecopetrol deny Harken Colombia's request for an extension to satisfy the third year work obligations, Harken Colombia would not be in compliance with the terms of the Cambulos Contract. See "Negotiations with Ecopetrol" for further discussion.

     Harken's net revenue interest in production from the Cambulos Contract will depend upon whether or not Ecopetrol elects to participate. Assuming that Ecopetrol elects to participate in the development of the Cambulos Contract, Harken will initially receive 40% of the gross revenues from production from the Cambulos Contract area, except for production which is subject to the Development Finance Agreements, in which case Harken will initially receive approximately 37% of the gross revenues associated with such production. To the extent that a field produces in excess of 60 million barrels, Harken's net interest will decrease as described above.

         Bolivar Contract -- In May 1996, Harken Colombia signed an additional Association Contract (the "Bolivar Contract") with Ecopetrol, covering the Bolivar Contract area. Under the Bolivar Contract, Harken Colombia has acquired the exclusive rights to conduct exploration and production activities in the Bolivar Contract area, which covers approximately 250,000 acres in the Northern Middle Magdalena Valley of Central Colombia.

         Harken Colombia has completed all of the work obligations for the first three years of the Bolivar Contract. During each of the fourth through the sixth contract years, Harken Colombia may elect to continue the contract by committing to the drilling of at least one well during each contract year. The production sharing and acreage relinquishment arrangements under the Bolivar Contract are substantially similar to those under the Cambulos Contract.

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

         In March 1998, Harken Colombia spudded the Olivo #1. The Olivo #1 was drilled from the same surface location as the Catalina #1 to a total horizontal distance of approximately 6,000 feet using underbalanced horizontal drilling. Overall total length of the well bore is 10,215 feet. The well tested at a production rate of 10,800 gross barrels of oil per day with no water from the Middle Cretaceous naturally fractured Salada (Lower La Luna) formation. Harken believes the production rate was limited by the size of the pump and production equipment used.

         During 1998, Harken Colombia began trucking sales of oil production generated during the production tests of the Catalina #1 and Olivo #1 wells. Harken Colombia is currently trucking approximately 2,500 gross barrels of oil per day from the entire field. Additionally, Harken Colombia has received the required construction and environmental permits for two five-mile pipelines for the Bolivar area. These two pipelines will have an initial capacity of up to 30,000 barrels of oil per day and 150 million cubic feet of gas per day, respectively. Through December 31, 1998, Harken Colombia has expended approximately $42.2 million of net oil and gas exploration and development costs related to the Bolivar Association Contract.

         In March 1999, Harken Colombia filed a request with Ecopetrol to declare the Catalina field to be commercial. The commerciality process is similar to the process provided under the Alcaravan Contract, and within 90 days after the submission of the commerciality application, Ecopetrol is required to submit their response back to Harken Colombia. Ecopetrol may approve the commerciality request or require Harken Colombia to proceed on a sole-risk basis for its development plans. If Harken Colombia proceeds on a sole-risk basis, it will be entitled to receive Ecopetrol's share of production after royalty, until Harken Colombia has recovered 200% of its costs, after which time Ecopetrol would receive its share of production. Harken Colombia is currently in discussions with sources of project finance to provide debt funding for the development of the area, including the Bolivar area pipelines discussed above. Such a credit facility could enable Harken Colombia to accelerate its development of the field, while still preserving its working capital position for its exploration efforts. The results of a financing would affect the timing of the development of the area. Harken Colombia plans to drill approximately four wells on the Bolivar acreage during 1999 and early 2000.

         Harken's net revenue interest in production from the Bolivar Contract will depend upon whether or not Ecopetrol elects to participate. Assuming that Ecopetrol elects to participate in the development of the Bolivar Contract, Harken will initially receive 40% of the gross revenues from production from the Bolivar Contract area. To the extent that a field produces in excess of 60 million barrels, Harken's net revenue interest will decrease as described above.

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

     During the first year of the Miradores Contract, Harken Colombia was required to reprocess at least 165 kilometers of existing seismic data and acquire at least 25 kilometers of new seismic data, which it accomplished during 1998. During each of the second through the sixth contract years, Harken Colombia may elect to continue the contract by committing to the drilling of at least one well during each contract year. Harken Colombia has received from Ecopetrol a six-month extension (until August 22, 1999) to the first year of the Miradores Contract in order to consider whether to elect to continue the contract into its second year.

 Harken Colombia is currently attempting to determine whether it will be necessary to drill a well on the Miradores Contract acreage, or if all of the reserves related to the Palo Blanco field can be recovered from wells drilled on the Alcaravan Contract acreage. The production sharing and acreage relinquishment provisions of the Miradores Contract are substantially similar to those contained in the Cambulos Contract. Through December 31, 1998, Harken Colombia has expended approximately $837,000 of net oil and gas exploration and development costs related to the Miradores Association Contract.

         An industry partner who currently owns a beneficial interest in the Alcaravan Contract also acquired a similar 25% beneficial interest in the Miradores Contract.

     Harken's net revenue interest in production from the Miradores Contract will depend upon whether or not Ecopetrol elects to participate. After payment of industry partner participation, and assuming that Ecopetrol elects to participate in the development of the Miradores Contract, Harken will initially receive 30% of the gross revenues from production from the Miradores Contract area. To the extent that a field produces in excess of 60 million barrels, Harken's net revenue interest will decrease as described above.

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

         During the first two years of the Los Olmos Contract, Harken Colombia is required to reprocess at least 500 kilometers of existing seismic data and acquire at least 120 kilometers of new seismic data and 2,000 kilometers of aeromagnetic data, and prepare an engineering study of the contract areas. During each of the third through the sixth contract years, Harken Colombia may elect to continue the contract by committing to the drilling of at least one well during each contract year. The production sharing and acreage relinquishment provisions of the Los Olmos Contract are substantially similar to those contained in the Cambulos Contract. Through December 31, 1998, Harken Colombia has expended approximately $632,000 of net oil and gas exploration and development costs related to the Los Olmos Association Contract.

     Harken's net revenue interest in production from the Los Olmos Contract will depend upon whether or not Ecopetrol elects to participate. Assuming that Ecopetrol elects to participate in the development of the Los Olmos Contract, Harken will initially receive 40% of the gross revenues from production from the Los Olmos Contract area. To the extent that a field produces in excess of 60 million barrels, Harken's net revenue interest will decease as described above.

         Negotiations with Ecopetrol - As discussed above, Harken Colombia is currently involved in discussions and negotiations with Ecopetrol on certain Association Contracts regarding certain contractual work requirements or the timing under which such requirements are to be performed. If Harken Colombia is unsuccessful in negotiating a modification of the existing work obligations prior to the specified date for a particular Association Contract, Harken Colombia will not be in compliance with the Association Contract terms. Failure to comply with the terms of an Association Contract could result in its termination, which could have a material adverse effect on Harken's business.

INTERNATIONAL EXPLORATION AND DEVELOPMENT OPERATIONS - COSTA RICA

         In the fourth quarter of 1998, Harken announced that it signed an agreement to participate in an Exploration and Production Contract anticipated to be signed during the first half of 1999 with the Republic of Costa Rica ("Costa Rica Contract") covering approximately 1.4 million acres in the North and South Limon Back Arc Basin onshore and offshore Costa Rica, Central America.

         The Costa Rican project is a logical extension of Harken's prior exploratory success in Colombia. Indicated source rocks for the Costa Rican structures are Middle Cretaceous black shales which are equivalent to the La Luna/Querecual/Villeta oil source rocks of Northern South America in the Magdalena, Llanos, Maracaibo and Maturin Basins. If the geological interpretation is confirmed, it is expected that similar source rock characteristics that Harken has encountered in its Colombian exploration program will also be found in Costa Rica.

         The Costa Rica Contract area is comprised of Blocks 2, 3, 4 and 12 from Costa Rica's initial bidding round in October of 1997. Two of the Blocks are located onshore and two are located offshore within Costa Rica's Caribbean territorial waters. The issuance and execution of the Costa Rica Contract is subject only to the completion of environmental impact studies and final agreements including Harken's participation with the Costa Rican Ministry of Environment and Energy and is expected to be signed in the first half of 1999.

         Harken's participation in Costa Rica is being structured whereby a wholly-owned Harken subsidiary owns 80% of the stock of a newly formed Nevada limited liability corporation, Harken Costa Rica Holdings LLC ("HCRH"). An affiliate of MKJ Xploration, Inc. ("MKJ") owns the remaining 20% of the stock of this subsidiary. Under the terms of the agreement between Harken and MKJ, Harken will pay $4.2 million to MKJ to purchase its share of the Costa Rica Contract rights from MKJ once an agreement and approval of the assignment is signed with the Republic of Costa Rica. Additionally, up to $8 million may be committed by Harken to fund the initial minimum work program obligations under the proposed Exploration and Production Contract.

DOMESTIC EXPLORATION AND PRODUCTION OPERATIONS

         Harken operates or owns a non-operating working interest in 355 oil wells and 95 gas wells in the U.S. Harken's operations are located in the Paradox Basin in the Four Corners area of Arizona, Utah and New Mexico, the Texas Panhandle region, the onshore South Texas region, the Carlsbad region of New Mexico, the Magnolia region of Arkansas, and beginning in May 1998, the onshore region of Southern Louisiana. During 1997, domestic oil sales to Giant Refining, Inc. represented 15% of Harken's consolidated revenues. There was no customer during 1998 which individually represented 10% or more of Harken's consolidated revenues.

         Four Corners Operations -- Harken operates a total of 34 oil wells and 6 gas wells in the Four Corners area of Arizona, Utah, and New Mexico. Harken also owns an interest in the Aneth Gas Plant, a gas processing plant located in the Paradox Basin (Harken's interest in the Aneth Gas Plant and the Four Corners area oil and gas wells are hereinafter referred to as the "Four Corners Properties"). Harken acquired its initial 50% interest in these properties as a result of the February 1993 acquisition of Chuska Resources Corporation ("Chuska"). Harken's activities in the Four Corners area are carried out primarily through Harken Southwest Corporation ("HSW"), a wholly-owned subsidiary.

         HSW's operations in the Paradox Basin are primarily concentrated on the 16 million acre Navajo Indian Reservation, which comprises portions of Arizona, New Mexico and Utah. HSW currently has two operating agreements with the Navajo Tribe of Indians (the "Navajo Nation") allowing oil and gas exploration and development on an aggregate of 16,036 acres of Navajo tribal lands on the Reservation (the "Navajo Nation Lands"). HSW has the right to explore for, produce, and sell oil, natural gas, and other specified gases until July 20, 2012, under the Tribal Agreement effective July 20, 1987 (the "1987 Tribal Agreement") and until August 26, 2003, under the Tribal Agreement effective August 26, 1983 (the "1983 Tribal Agreement").

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

         In order to develop the Navajo Nation Lands, in 1988, Chuska entered into an operating agreement pursuant to which a group of investors acquired an undivided 50% interest in the gross proceeds receivable by Chuska under the 1983 Tribal Agreement and the 1987 Tribal Agreement. Between 1994 and 1997, HSW reacquired the interests of all of these investors.

         Texas Operations -- Harken operates or owns a non-operated interest in 219 oil wells and 88 gas wells in Texas. Harken operates 185 oil wells and 38 gas wells in Hutchinson and Gray Counties, owns non-operated interests in 34 oil wells in Hockley County, and owns non-operated interests in 50 gas wells in various counties of the Texas Gulf Coast region. Harken acquired its Texas properties as a result of four acquisitions.

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

         On December 21, 1995, pursuant to a Purchase and Sale Agreement (the "Panhandle Purchase and Sale Agreement"), Harken Exploration Company, a wholly-owned subsidiary of Harken ("Harken Exploration"), acquired working interests in certain producing oil and gas leases located on approximately 6,800 acres in Hutchinson County, Texas, a gas gathering system located thereon, property and equipment related thereto and the surface rights to a 161 acre tract of land (the "Panhandle Properties").

         On August 29, 1997, Harken, along with Harken Exploration, purchased working interests in oil and gas properties located in the panhandle region of Texas (the "Cal-T Properties"). The purchase price of approximately $3,416,000 consisted primarily of 565,000 shares of Common Stock.

         New Mexico Operations -- Harken, through Harken Exploration, owns non-operated interests in 20 oil wells in the Carlsbad region of New Mexico. These properties were acquired as a part of the acquisition of the EnerVest Properties described below.

         Arkansas Operations -- Harken, through Harken Exploration, operates 26 oil wells and owns non-operated interests in 32 oil wells in Arkansas. On July 10, 1996, Harken Exploration purchased working interests in certain producing oil and gas properties located in the Magnolia area of Arkansas and in the Carlsbad area of New Mexico (the "EnerVest Properties") from EnerVest Acquisition-II Limited Partnership ("EnerVest"). The purchase price was approximately $15,200,000. Harken paid $5,000,000 cash at closing and issued 1,550,000 shares of Common Stock. Harken also issued to EnerVest warrants to purchase, over a period of three years from closing, 300,000 shares of Common Stock at an exercise price of $2.75 per share. Subsequently, Harken issued 1,400,000 shares of Common Stock in satisfaction of all remaining obligations to EnerVest.

         Louisiana Operations - Harken, through Harken Exploration, owns non-operated interests in southern Louisiana (the "Bargo Properties"). These properties are located in St. Martin Parish and the South Bayou Boeuf area in LaFourche Parish. In the St. Martinville area, Harken has 17 oil wells, 1 gas well and 3 overriding royalty interests. In the South Bayou Boeuf area, Harken has 7 oil wells and 3 salt water disposal wells. On May 19, 1998, Harken, along with Harken Exploration purchased working interests in oil and gas properties from St. Martinville Partners, Ltd. and Bargo Energy Company. The purchase price consisted of 2,716,483 shares of Common Stock, having an approximate value of $16,250,000, which were issuable at closing. Pursuant to the Asset Purchase and Sale Agreement, additional consideration of up to $4,000,000 is payable by Harken to the sellers. The amount of the additional consideration that is payable under this transaction is currently being negotiated with the sellers and is payable at Harken's option in the form of additional shares of Common Stock or cash. The properties are operated by Bargo Energy Company, however, in the purchase and sale agreement, Harken has the option, for a period of one year from May 19, 1998, to purchase from the sellers all of the seller's remaining interests in the St. Martinville area and the South Bayou Boeuf area for a predetermined purchase price. This also includes the right to operate both areas.

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

         The executive officers of Harken as of December 31, 1998, their ages and positions held with Harken and their business experience for the past five years are listed below.

NAME                                   AGE             POSITION HELD WITH HARKEN
----                                   ---             -------------------------
Mikel D. Faulkner                      49              Chairman of the Board of Directors and
                                                       Chief Executive Officer

Richard H. Schroeder                   54              Vice Chairman of the Board of Directors

Bruce N. Huff                          48              President and Director

Stephen C. Voss                        48              Executive Vice President, Chief Operating Officer
                                                       and Director

Larry E. Cummings                      46              Vice President, Secretary and General Counsel

A. Wayne Hennecke                      40              Vice President - Finance and Chief Financial Officer

Gregory S. Porter                      33              Vice President -  Legal and Assistant Secretary

J. Marc Lewis                          45              Vice President

Rodger L. Ehrlish                      46              Treasurer

Guillermo Sanchez                      57              President, Harken de Colombia, Ltd.


         Mikel D. Faulkner has served as Chairman of the Board of Harken since February 1991 and Chief Executive Officer of Harken since 1982. Mr. Faulkner previously served as President of Harken between 1982 and 1993.

         Richard H. Schroeder has served as a Director of Harken since March 1994. Mr. Schroeder has served as Vice Chairman of the Board of Directors of Harken since April 1998. Mr. Schroeder previously served as President and Chief Operating Officer of Harken between March 1994 and May 1998. From November 1990 to March 1994, Mr. Schroeder was President and owner of RHS Management, a management consulting firm, and from January 1983 to November 1990, Mr. Schroeder was President of Rosewood Resources, Inc., a privately-owned oil and gas exploration and production company.

         Bruce N. Huff has served as a Director of Harken since August 1996. Mr. Huff has served as President of Harken since April 1998. Mr. Huff had previously served as Senior Vice President and Chief Financial Officer since 1990.

         Stephen C. Voss has served as a Director of Harken since July 1997. Mr. Voss has served as Executive Vice President and Chief Operating Officer of Harken since December 1998. Mr. Voss had previously served as Senior Vice President of Harken since 1990. Mr. Voss has also served since 1990 as President of Harken International, Ltd., a wholly-owned subsidiary of Harken.

         Larry E. Cummings has served as Vice President, Secretary and General Counsel of Harken since 1983. Mr. Cummings previously served as Senior Legal Counsel and Vice President of Land for Harken from 1978 to 1983.

         A. Wayne Hennecke has been employed with Harken since 1988. Mr. Hennecke has served as Vice President - Finance and Chief Financial Officer of Harken since April 1998. Mr. Hennecke had previously served as Vice President and Treasurer of Harken since June 1995. Mr. Hennecke also previously served as Vice President - Finance for Harken's subsidiaries.

         Gregory S. Porter has served as Vice President - Legal and Assistant Secretary of Harken since September 1995. From April 1994 to September 1995, Mr. Porter was an attorney with the law firm of Baker & McKenzie and from September 1992 to April 1994, Mr. Porter was an attorney with the law firm of Johnson & Gibbs.

         J. Marc Lewis has served as Vice President since August 1998. From November 1984 to August 1998, Mr. Lewis was President of Petrosource Capital Corporation, an investment banking group with activities in the U.S. and Latin America.

         Rodger L. Ehrlish has served as Treasurer of Harken since April 1998. Mr. Ehrlish has been employed by Harken since 1996 and previously served as Tax Manager. Prior to 1996, Mr. Ehrlish was a C.P.A. in private practice.

         Guillermo Sanchez has served as President of Harken de Colombia, Ltd. since November, 1994.

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

         International Operations -- Harken presently conducts significant operations in Colombia and anticipates that it will continue to conduct operations in Colombia and other foreign countries in the future. Foreign properties, operations or investments may be adversely affected by local political and economic developments, exchange controls, currency fluctuations, royalty and tax increases, retroactive tax claims, renegotiation of contracts with governmental entities, expropriation, import and export regulations and other foreign laws or policies governing operations of foreign-based companies, as well as by laws and policies of the United States affecting foreign trade, taxation and investment. In addition, as certain of Harken's operations are governed by foreign laws, in the event of a dispute, Harken may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States. Harken may also be hindered or prevented from enforcing its rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity. Exploration and production activities in areas outside the United States are also subject to the risks inherent in foreign operations, including loss of revenue, and property and equipment as a result of hazards such as expropriation, nationalization, war, insurrection, guerilla attack and other political risks, some of which types of losses may not be covered by insurance.

         The terms of Harken Colombia's Association Contracts with Ecopetrol require Harken Colombia to complete certain activities by specified dates. See "International Exploration and Development Operations - Colombia" for additional details regarding Harken Colombia's contract obligations. If Harken Colombia failed to comply with the terms of Association Contracts, Harken Colombia could face termination of one or more Association Contracts by Ecopetrol, which could have a material adverse effect on the business of Harken.

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

         The consequences of continued and successive United States decertifications of Colombian activities are not fully known, but may include the imposition of additional economic sanctions on Colombia in 1999 and succeeding years. The President also has authority to impose far-reaching economic, trade and investment sanctions on Colombia pursuant to the International Emergency Economic Powers Act of 1978, which powers were exercised in 1988 and 1989 against Panama in a dispute over narcotics trafficking activities by the Panamanian government. The Colombian government's reaction to United States sanctions could potentially include, among other things, restrictions on the repatriation of profits and the nationalization of Colombian assets owned by United States entities. Accordingly, imposition of the foregoing economic and trade sanctions on Colombia could materially affect the performance of the Common Stock and the Company's long-term financial results.

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

         Imprecise Nature of Reserve Estimates -- Reserve estimates are imprecise and may be expected to change as additional information becomes available. Furthermore, estimates of crude oil and natural gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, there can be no assurance that the information regarding reserves set forth herein will ultimately be produced. Furthermore, the value of Harken's reserves are based on the prices Harken received for sales of oil and gas as of December 31, 1998. The prices at which Harken was able to sell its oil and gas on December 31, 1998, may not be reflective of the market price for oil and gas at the time Harken ultimately produces its reserves. The market price of oil and gas decreased substantially in 1998 and could decrease further in 1999 and subsequent years. If the market price of oil and gas decreases from the prices Harken received on December 31, 1998, it could have a material adverse effect on the value of Harken's reserves.

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

PROPERTIES AND LOCATIONS

         Production and Revenues -- The following table shows, for the periods indicated, operating information attributable to Harken's oil and gas interests:

                                    DOMESTIC


                                                           YEAR ENDED DECEMBER 31,
                              ---------------------------------------------------------------------------------
                                    1994           1995           1996            1997            1998
                              ---------------  --------------  --------------- ---------------  ---------------
Production:
  Oil (Bbls)                        158,000         217,000         370,000         416,000         433,000
  Natural Gas (Mcf)                 426,000         810,000       1,409,000       1,922,000       2,063,000
Revenues:
  Oil                           $ 2,552,000     $ 3,985,000     $ 7,863,000     $ 8,029,000     $ 5,508,000
  Natural Gas                   $   806,000     $ 1,188,000     $ 3,611,000     $ 5,331,000     $ 4,373,000
                                -----------     -----------     -----------     -----------     -----------
    Total                       $ 3,358,000     $ 5,173,000     $11,474,000     $13,360,000     $ 9,881,000
                                ===========     ===========     ===========     ===========     ===========
Unit Prices:
  Oil (per Bbl)                 $     16.15     $     18.36     $     21.25     $     19.30     $     12.72
  Natural Gas (per Mcf)         $      1.89     $      1.47     $      2.56     $      2.77     $      2.12
  Production costs per
    equivalent barrel           $      6.70     $      6.06     $      7.33     $      7.58     $      7.36
  Amortization per
    equivalent barrel           $      6.31     $      5.68     $      5.58     $      6.60     $      6.03

                            INTERNATIONAL - COLOMBIA

                                     YEAR ENDED DECEMBER 31,
                                     -----------------------
                                              1998
                                          -----------
Production:
  Oil (Bbls)                                   61,000
  Natural Gas (Mcf)                              --
Revenues:
  Oil                                     $   538,000
  Natural Gas                             $      --
                                          -----------
    Total                                 $   538,000
                                          ===========
Unit Prices:
  Oil (per Bbl)                           $      8.82
  Natural Gas (per Mcf)                   $      --
  Production and transportation
    costs per equivalent barrel           $      4.39
  Amortization per
    equivalent barrel                     $      1.04


         Acreage and Wells -- At December 31, 1998, Harken owned interests in the following oil and gas wells and acreage.

                                    DOMESTIC


                            Gross Wells                 Net Wells               Developed Acreage           Undeveloped Acreage
                       --------------------        --------------------        --------------------        --------------------
STATE                   Oil           Gas           Oil           Gas          Gross          Net          Gross          Net
                       ------        ------        ------        ------        ------        ------        ------        ------
Arizona                     1             5          1.00          5.00         4,690         4,417          --            --
Arkansas                   58          --           30.94          --           4,040         2,256          --            --
New Mexico                 20          --            6.60          --           1,430           718          --            --
Texas                     219            88        204.70         39.50        28,442        19,143         2,520           242
Louisiana                  24             1         13.54          0.72         2,430          --           1,822         1,367
Utah                       33             1         27.80          1.00         9,916         4,007           433           408
                       ------        ------        ------        ------        ------        ------        ------        ------
  Total                   355            95        284.58         46.22        50,948        30,541         4,775         2,017
                       ======        ======        ======        ======        ======        ======        ======        ======

                            INTERNATIONAL - COLOMBIA


                                     Gross Wells                     Net Wells
                            --------------------------        --------------------------         Gross
Contract Area                  Oil              Gas              Oil              Gas        Undeveloped Acreage
                            ---------        ---------        ---------        ---------     -------------------
Alcaravan                           2             --               1.20             --            210,000
Bocachico                           3             --               2.16             --            192,000
Bolivar                             2             --               1.60             --            250,000
Cambulos                         --               --               --               --            300,000
Los Olmos                        --               --               --               --            374,000
Miradores                        --               --               --               --             32,000
                            ---------        ---------        ---------        ---------        ---------
   Total                            7             --               4.96             --          1,358,000
                            =========        =========        =========        =========        =========


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

                                    DOMESTIC


                                                       NUMBER OF GROSS WELLS DRILLED
                         -------------------------------------------------------------------------------------
                                  Exploratory                Developmental                    Total
                         ----------------------------  ----------------------------  -------------------------
                           Productive      Drilled    Productive      Drilled       Productive      Drilled
                           ----------      -------    ----------      -------       ----------      -------
 1996                               8           11             7            7               15           18
 1997                               9            9            10           10               19           19
 1998                               2            2             8            8               10           10
                           ----------      -------    ----------      -------       ----------      -------
Total                              19           22            25           25               44           47
                           ==========      =======    ==========      =======       ==========      =======



                                                      NUMBER OF NET WELLS DRILLED
                         -------------------------------------------------------------------------------------
                                  Exploratory                Developmental                    Total
                         ----------------------------  ----------------------------  -------------------------
                           Productive      Drilled    Productive      Drilled       Productive      Drilled
                           ----------      -------    ----------      -------       ----------      -------
1996                             0.19         0.53          1.25         1.25             1.44         1.78
1997                             0.19         0.19          3.41         3.41             3.60         3.60
1998                             0.02         0.02          1.00         1.00             1.02         1.02
                           ----------      -------    ----------      -------       ----------      -------
  Total                          0.40         0.74          5.66         5.66             6.06         6.40
                           ==========      =======    ==========      =======       ==========      =======

                            INTERNATIONAL - COLOMBIA


                                                       NUMBER OF GROSS WELLS DRILLED
                         -------------------------------------------------------------------------------------
                                  Exploratory                Developmental                    Total
                         ----------------------------  ----------------------------  -------------------------
                           Productive      Drilled    Productive      Drilled       Productive      Drilled
                           ----------      -------    ----------      -------       ----------      -------
1996                                1            1            --           --                1            1
1997                                2            2            --           --                2            2
1998                                3            4            --           --                3            4
                           ----------      -------    ----------      -------       ----------      -------
  Total                             6            7            --           --                6            7
                           ==========      =======    ==========      =======       ==========      =======



                                                          NUMBER OF NET WELLS DRILLED
                         -------------------------------------------------------------------------------------
                                  Exploratory                Developmental                    Total
                         ----------------------------  ----------------------------  -------------------------
                           Productive      Drilled    Productive      Drilled       Productive      Drilled
                           ----------      -------    ----------      -------       ----------      -------
1996                              .60          .60            --           --              .60          .60
1997                             1.24         1.24            --           --             1.24         1.24
1998                             3.00         3.50            --           --             3.00         3.50
                           ----------      -------    ----------      -------       ----------      -------
  Total                          4.84         5.34            --           --             4.84         5.34
                           ==========      =======    ==========      =======       ==========      =======


EMPLOYEES

         As of December 31, 1998, Harken had 132 employees. Harken has experienced no work stoppages or strikes as a result of labor disputes and considers relations with its employees to be satisfactory. Harken maintains group life, medical, dental, surgical and hospital insurance plans for its employees.


ITEM 2. PROPERTIES

         See "Item 1. Business" for discussion of oil and gas properties and locations.

         Harken currently leases approximately 26,100 square feet of office space for use as its corporate headquarters in Irving Texas. The facilities are leased through February 2003.

         Harken has two additional offices in Houston, Texas and Bogota Colombia. Harken leases approximately 16,900 square feet of office space in Houston, Texas, which lease runs through September 2001, and approximately 15,000 square feet of office space in Bogota, Colombia, which lease runs through April 2000.

         Harken expects to move its corporate headquarters to Houston, Texas in May 1999. Harken has leased approximately 26,900 square feet of office space for use as its new corporate headquarters, which lease runs through July 2004.

ITEM 3. LEGAL PROCEEDINGS

         In September 1997, Harken Exploration Company, a wholly-owned subsidiary of Harken, was served with a lawsuit filed in Amarillo, Texas in Federal District Court for the Northern District of Texas styled D. E. Rice and Karen Rice, as Trustees for the Rice Family Living Trust vs. Harken Exploration Company. The Rice Family Living Trust ("Rice") is a surface land owner in Hutchinson County, Texas. Rice has alleged that oil and saltwater spills from Harken Exploration Company's equipment and wells have polluted and otherwise damaged its property. Rice is seeking payment of costs to prevent, minimize and mitigate the alleged oil pollution, costs to restore and repair the land and vegetation, costs to decontaminate the ground and surface water, interest, attorneys' fees, and punitive damages. Furthermore, Rice has requested that Harken Exploration Company be enjoined from producing any oil or gas from its lands. Rice has alleged that remediation of all of the pollution on its land will cost approximately $40,000,000. Harken believes that this lawsuit is wholly without merit. Harken has asserted numerous defenses, all of which Harken believes are meritorious. Harken intends to defend itself vigorously. The lawsuit is expected to go to trial in 1999. In Harken management's opinion, the results of the lawsuit will not have a material adverse effect on Harken's financial position.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         Since March 18, 1991, the Common Stock has been listed on the American Stock Exchange and traded under the symbol HEC. At December 31, 1998, there were approximately 3,600 holders of record of Common Stock.

         The following table sets forth, for the periods indicated, the reported high and low closing sales prices of the Common Stock on the American Stock Exchange Composite Tape.


                                                                                Prices
                                                              -------------------------------------------
                                                                   High                       Low
                                                              ----------------          -----------------
             1997 --       First Quarter                          $ 5.44                     $ 2.88
                           Second Quarter                           7.13                       4.00
                           Third Quarter                            7.00                       5.25
                           Fourth Quarter                           7.50                       4.50
             1998 --       First Quarter                          $ 7.18                     $ 5.87
                           Second Quarter                           6.43                       4.56
                           Third Quarter                            4.69                       3.06
                           Fourth Quarter                           3.93                       1.81


DIVIDENDS

         Harken has not paid any cash dividends on the Common Stock since its organization and it is not contemplated that any cash dividends will be paid on shares of Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL INFORMATION AND OTHER DATA

                                                           1994              1995                    1996
                                                      ------------      ------------            ------------

Revenues                                              $  4,895,000      $  7,471,000            $ 13,921,000
Income (loss) from continuing operations              $ (8,211,000)     $ (1,625,000)           $   (341,000)
Income (loss) from discontinued operations            $   (223,000)     $       --              $       --
Net income (loss)                                     $ (8,434,000)     $ (1,625,000)           $   (341,000)
Basic income (loss) per common share:
   Income (loss) from continuing operations           $      (0.14)     $      (0.02)           $      (0.00)
   Discontinued operations                                   (0.00)             --                      --
                                                      ------------      ------------            ------------
   Net income (loss)                                  $      (0.14)     $      (0.02)           $      (0.00)
                                                      ============      ============            ============
Diluted income (loss) per common share:
   Income (loss) from continuing operations           $      (0.14)     $      (0.02)           $      (0.00)
   Discontinued operations                                   (0.00)             --                      --
                                                      ------------      ------------            ------------
   Net income (loss)                                  $      (0.14)     $      (0.02)           $      (0.00)
                                                      ============      ============            ============
Current assets                                        $  6,840,000      $ 10,531,000            $ 49,838,000
Current liabilities                                   $  5,133,000      $  4,918,000            $  6,061,000
                                                      ------------      ------------            ------------
Working capital                                       $  1,707,000      $  5,613,000            $ 43,777,000
                                                      ============      ============            ============
Total assets                                          $ 28,960,000      $ 70,794,000            $123,000,000
Long-term obligations:
   Long-term obligations and other liabilities        $       --        $ 25,726,000            $ 38,600,000
   Redeemable preferred stock                         $  1,868,000      $       --              $       --
                                                      ------------      ------------            ------------
     Total                                            $  1,868,000      $ 25,726,000            $ 38,600,000
                                                      ============      ============            ============
Stockholders' equity                                  $ 21,959,000      $ 40,150,000            $ 78,339,000
Redeemable preferred stock outstanding                     186,760              --                      --
Series F preferred stock outstanding (3)                      --                --                      --
Weighted average common stock outstanding (1):
   Basic                                                59,722,853        65,041,063              85,021,894
   Diluted                                              59,722,853        65,041,063              85,021,894
Proved reserves at end of year (2):
   Bbls of oil                                           1,521,000         3,523,000               7,389,000
   Mcf of gas                                            7,148,000        29,203,000              34,160,000
   Future net cash inflows                            $ 20,178,000      $ 99,193,000            $234,164,000
   Present value (discounted at  10% per year)        $ 11,712,000      $ 58,776,000            $142,243,000


                                                          1997              1998
                                                      ------------      ------------
Revenues                                              $ 18,768,000      $ 19,770,000
Income (loss) from continuing operations              $    189,000      $(52,456,000)
Income (loss) from discontinued operations            $       --                --
Net income (loss)                                     $    189,000      $(52,456,000)
Basic income (loss) per common share:
   Income (loss) from continuing operations           $       0.00      $      (0.42)
   Discontinued operations                            $       --        $       --
                                                      ------------      ------------
   Net income (loss)                                  $       0.00      $      (0.42)
                                                      ============      ============
Diluted income (loss) per common share:
   Income (loss) from continuing operations           $       0.00      $      (0.42)
   Discontinued operations                            $       --        $       --
                                                      ------------      ------------
   Net income (loss)                                  $       0.00      $      (0.42)
                                                      ============      ============
Current assets                                        $126,392,000      $144,163,000
Current liabilities                                   $ 15,752,000      $ 20,426,000
                                                      ------------      ------------
Working capital                                       $110,640,000      $123,737,000
                                                      ============      ============
Total assets                                          $238,513,000      $304,538,000
Long-term obligations:
   Long-term obligations and other liabilities        $ 39,880,000      $ 85,000,000
   Redeemable preferred stock                         $       --        $       --
                                                      ------------      ------------
     Total                                            $ 39,880,000      $ 85,000,000
                                                      ============      ============
Stockholders' equity                                  $157,881,000      $179,942,000
Redeemable preferred stock outstanding                        --                --
Series F preferred stock outstanding (3)                      --              15,000
Weighted average common stock outstanding (1):
   Basic                                               109,087,697       130,252,727
   Diluted                                             111,933,589       130,252,727
Proved reserves at end of year (2):
   Bbls of oil                                          13,088,000        31,522,000
   Mcf of gas                                           33,293,000       108,451,000
   Future net cash inflows                            $144,543,000      $226,974,000
   Present value (discounted at  10% per year)        $ 90,580,000      $144,851,000



(1) Harken has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", effective December 15, 1997, and as a result restated certain prior year weighted average shares outstanding calculations.

(2) These estimated reserve quantities, future net revenues and present value figures are related to proved reserves located in the United States and Colombia. No consideration has been given to probable or possible reserves. Oil and gas year end prices were held constant except where future price increases were fixed and determinable under existing contracts and government regulations. At December 31, 1998, Harken has included proved oil and gas reserve information related to its Colombian operations, specifically associated with a portion of its Alcaravan, Bocachico, Bolivar and Los Olmos Contract areas. (See "Notes to Consolidated Financial Statements, Note 5 - International Operations" contained in Part II, Item 8.)

(3) See "Notes to Consolidated Financial Statements, Note 8 -- Stockholders' Equity" contained in Part II, Item 8, for a discussion of Harken Series F Preferred Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         During the three year period ended December 31, 1998, Harken has significantly expanded its exploration, development and production operations in both the United States and Colombia and now additionally has an agreement to initiate operations in Costa Rica. Despite recent downturns in crude oil and natural gas prices, Harken remains financially strong, with a growing asset base and significant cash reserves available for future investment opportunities. Harken has reflected an increase in total revenues, total assets, net working capital and stockholders' equity for each of the past four years. Harken's total assets have increased from approximately $71 million at December 31, 1995 to approximately $305 million at December 31, 1998, and its total net capital expenditures related to its Colombia oil and gas properties has totaled approximately $112 million over the past 3 years. Harken's proved oil and gas reserves have increased from a present value of $58.8 million at December 31, 1995 to $144.9 million at December 31, 1998, including approximately $120.2 million of proved reserves in Colombia. In May 1998, Harken placed $85 million of 5% European Notes, which mature in 2003. Largely as a result of the 5% European Notes issuance, as well as other financing efforts, Harken's working capital has increased during the year to approximately $123.7 million at December 31, 1998. Harken's strategy continues to focus on acquiring and producing proven domestic operations, while increasing its investment in higher potential international operations in Colombia, and beginning in 1999, Costa Rica.

         Harken continues to manage and expand its diversified domestic oil and gas operations. With the May 1998 acquisition of the Bargo Properties, Harken now has operations in southern Louisiana in addition to its existing operations in Texas, New Mexico, Arkansas and the Four Corners area. Harken continues to pursue additional domestic acquisition opportunities, particularly during this period of depressed prices. Domestic oil and gas revenues decreased from $14.1 million to $10.4 million during the years ended December 31, 1997 and 1998, respectively, despite increases in equivalent barrel production volumes during each year, due to a sharp decline in oil and gas prices during 1998.

         Harken reported a net loss of approximately $52.5 million for the year ended December 31, 1998, as Harken recorded a total non-cash valuation allowance of its U.S. domestic oil and gas properties of approximately $50.5 million during the year. The valuation allowance was caused by the decline in oil and gas prices in addition to downward reserve revisions. These factors together resulted in a reduction in the present value of Harken's net cash flows from U.S. domestic proved reserves causing a writedown of capitalized costs in excess of this value. Harken has reflected net losses in four of the last five years due to a number of factors, including the writedown or impairment of oil and gas properties or other assets, the fluctuating nature of crude oil and natural gas prices, and the administrative and executive expenses associated with Harken's emerging international operations. While Harken expects that oil and gas revenues from its Colombian operations will contribute to its total revenues, Harken's operating results will continue to remain dependent upon the prices of crude oil and natural gas. Accordingly, as Harken's future profitablilty cannot yet be assured, Harken has offset all of its deferred tax assets on its balance sheets with a valuation allowance.

         Internationally, during 1998, Harken recorded its initial crude oil sales from its Colombia operations, consisting of oil revenues from Harken's Bolivar, Bocachico and Alcaravan Contract areas. During March 1998, Harken signed an additional Association Contract in Colombia with Ecopetrol, bringing the total number of Association Contracts to six and increasing the total number of acres operated in Colombia by Harken as of December 31, 1998 to approximately 1,358,000.


                             RESULTS OF OPERATIONS

         The following table presents certain data for Harken's continuing operations for the years ended December 31, 1996, 1997 and 1998. A discussion follows of certain significant factors which have affected Harken's operating results during such periods. This discussion should be read in conjunction with Harken's Consolidated Financial Statements and related footnotes contained in
Part II, Item 8.


                                                      Year Ended December 31,
                                             ----------------------------------------
 DOMESTIC EXPLORATION AND
 PRODUCTION OPERATIONS                         1996            1997            1998
                                               ----            ----            ----
  Oil sales revenues                         $7,863,000     $8,029,000     $5,508,000
     Oil volumes in barrels                     370,000        416,000        433,000
     Oil price per barrel                    $    21.25     $    19.30     $    12.72
  Gas sales revenues                         $3,611,000     $5,331,000     $4,373,000
     Gas volumes in mcf                       1,409,000      1,922,000      2,063,000
     Gas price per mcf                       $     2.56     $     2.77     $    2 .12
  Gas plant revenues                         $  867,000     $  753,000     $  513,000

COLOMBIAN EXPLORATION AND
PRODUCTION OPERATIONS
  Oil sales revenues                         $     --       $     --       $  538,000
     Oil volumes in barrels                        --             --           61,000
     Oil price per barrel                    $     --       $     --       $     8.82

OTHER REVENUES
  Interest Income                            $1,401,000     $4,626,000     $8,454,000
  Other Income                               $  179,000     $   29,000     $  384,000

FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED WITH THE PRIOR YEAR

DOMESTIC OPERATIONS

         Gross oil and gas revenues during 1997 and 1998 were generated by Harken's domestic exploration and production operations, consisting of the Four Corners area operations primarily on the Navajo Indian Reservation, the onshore areas of the Texas Gulf Coast, the Western and Panhandle regions of Texas, the Magnolia region of Arkansas and the Carlsbad region of New Mexico, and beginning in May 1998, the southern region of Louisiana.

         Gross oil revenues decreased 31% to $5.5 million in 1998 compared to $8.0 million in 1997 primarily due to the sharp decline in oil prices, which averaged $6.58 less per barrel during 1998 compared to the prior year period. During the first quarter of 1999, prices have continued to remain lower than prices received during 1998. Oil revenues decreased despite the increased production volumes from the acquisition of the Bargo Properties in May 1998.

         Gross gas revenues decreased 18% to $4.4 million in 1998 compared to $5.3 million for the prior year period despite the increased production resulting from the acquisition of the Cal-T Properties in August 1997 and increased South Texas production. The decrease in gas revenues was primarily caused by the decrease in average gas prices received during 1998, as Harken received an overall average price of $2.77 per mcf of gas production during 1997 compared to $2.12 per mcf received during 1998. Harken also reflected decreased gas production from certain of its Texas Panhandle properties during the first quarter of 1998 as many of the properties experienced numerous temporary operational curtailments.

         Gas plant revenues decreased from $753,000 in 1997 to $513,000 in 1998 due to an annual re-determination whereby HSW's interest in the Aneth Gas Plant was slightly reduced based on each owner's throughput volume.

         Oil and gas operating expenses consist of lease operating expenses and gas plant expenses, along with a number of production and reserve based taxes, including severance taxes, property taxes, Utah conservation taxes and Navajo severance and possessory interest taxes. Domestic oil and gas operating expenses increased 2% to $5.7 million during 1998 compared to $5.6 million for the prior year period primarily as a result of the above mentioned acquisitions of the Cal-T and Bargo Properties. Oil and gas operating expenses increased as a percentage of related oil and gas revenues due primarily to the decline in oil and gas prices during 1998.

         Harken expects that oil and gas production volumes from its existing domestic operations will remain flat or decrease slightly in 1999 as compared to 1998 due to the normal production declines experienced in its operating areas. Such declines are expected to be minimized by Harken's continuing workover efforts and exploration and development drilling during 1999. Harken expects that 1999 domestic oil revenues will further decrease from 1998 levels if crude oil prices remain at late 1998 and early 1999 levels. Harken's oil and gas revenues are highly dependent upon product prices, which Harken is unable to predict. Harken is reviewing its existing domestic operations to identify specific properties for which operating expenses can be reduced, or which are uneconomic in the current price environment.

COLOMBIAN OPERATIONS

         During the second quarter of 1998, Harken initiated trucking operations from its Bocachico Contract operations and also began sales of trucked volumes produced during the drilling of the Catalina #1 and Olivo #1 wells on the Bolivar Contract area. Harken initiated trucking of long-term test production from its Bolivar and Alcaravan Contract operations in the third quarter of 1998. Harken's Colombian oil revenues are expected to increase throughout 1999, particularly with the expected first half of 1999 connection of the Estero wells in the Alcaravan Contract area to the Phase I Pipeline, and the anticipated construction and late 1999 completion of the Bolivar pipeline and facility project. Harken reflected no oil and gas revenues or operating expenses from its Colombian operations prior to the second quarter of 1998.

INTEREST AND OTHER INCOME

         Interest and other income increased significantly during 1998 compared to the prior year period due to interest earned by Harken on its invested funds, including the net proceeds from the June 1997 issuance of $70 million of 5 1/2% European Notes, and the May 1998 issuance of $85 million of 5% European Notes, and from proceeds from the EnCap Development Finance Agreement and the European Development Finance Agreements. Harken generated approximately $8.5 million of interest income during 1998, compared to approximately $4.6 million of interest income during the prior year period. Harken's cash balances, which include investments in short-term marketable debt securities, are expected to decrease during 1999 and 2000 as such funds are used to support Harken's capital expenditure plans. Harken intends to pursue other financing arrangements during 1999 and the decrease in existing cash balances and related interest income could be mitigated or offset if such efforts are successful.

OTHER COSTS AND EXPENSES

         General and administrative expenses increased 51% from $6.2 million for 1997 to $9.4 million in 1998, related to Harken's increased executive, corporate and administrative personnel costs associated with Harken's expanding overall operations. In addition, Harken has increased its corporate office space to accommodate the growth in personnel. Harken has taken steps during the last half of 1998 to reduce general and administrative expenses, including reducing staff and making plans to consolidate its corporate office locations.

         Depreciation and amortization expense increased during 1998 compared to the prior year period due to increases in equivalent barrel production during the year related to domestic acquisitions. Domestic oil and gas depreciation and amortization decreased on a per equivalent barrel basis, however, to $6.03 during 1998 compared to $6.60 during 1997. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties. In addition, Harken's depreciation on other property has increased as a result of Harken's expanding operations. During the third and fourth quarters of 1998, Harken recorded non-cash valuation allowances on its U.S. domestic oil and gas properties totaling approximately $50.5 million. The valuation allowances were based upon the present value, discounted at ten percent, of Harken's domestic reserves, which declined primarily due to the lower oil and gas prices being received during the year. In accordance with the full cost method of accounting for oil and gas properties, on a country-by-country basis, net capitalized costs in excess of the present value of the related reserves are charged to expense.

         Interest expense and other decreased significantly during 1998 compared to the prior year period despite the June 1997 issuance of the 5 1/2% European Notes and the May 1998 issuance of the 5% European Notes due to the increase in the amounts of interest capitalized to Harken's Colombian exploration activity.

FOR THE YEAR ENDED DECEMBER 31, 1997 COMPARED WITH THE PRIOR YEAR

DOMESTIC OPERATIONS

         Oil revenues increased 2% from $7.9 million in 1996 to $8.0 million in 1997, although oil production volumes reflected a 12% increase in 1997 compared to 1996. The decrease in the average oil price to $19.30 per barrel during 1997 had a negative impact on revenues and cash flow from oil production, particularly in December 1997, where average oil prices were $16.76 per barrel.

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

         Oil and gas operating expenses consist of lease operating expenses and gas plant expenses, along with a number of production and reserve-based taxes, including severance, conservation, and property taxes and Navajo severance and possessory interest taxes. Domestic oil and gas operating expenses increased 26% to $5.6 million during 1997 compared to $4.4 million for the prior year period which reflects the acquisitions of additional oil and gas properties, particularly the acquisition of the Cal-T Properties, which has increased oil and gas operating expenses by approximately $242,000, and due to the inclusion of twelve months of expenses associated with the July 1996 acquisition of the EnerVest Properties, which increased oil and gas operating expenses by approximately $535,000.

COLOMBIAN OPERATIONS

         Harken reflected no oil and gas revenues or operating expenses from its Colombian operations during 1996 or 1997.

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

OTHER COSTS AND EXPENSES

         General and administrative expenses increased 37% during 1997 compared to 1996 and also increased as a percentage of oil and gas revenues. General and administrative expenses remained constant, however, as a percentage of consolidated revenues at 33% in 1996 and 1997, as such general and administrative expense increases have related to Harken's executive, corporate and administrative personnel costs associated with Harken's expanding overall operations.

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

                        LIQUIDITY AND CAPITAL RESOURCES

         Harken's working capital at December 31, 1998 was approximately $123.7 million, versus approximately $110.6 million at December 31, 1997. The increase in cash and working capital resulted primarily from approximately $81.8 million of net proceeds from the 5% European Notes issued in May 1998 and from the receipt of approximately $9.8 million pursuant to Development Finance Agreements. In addition, Harken's operations provided approximately $8.4 million of cash flow during 1998. Such activity was sufficient to fund capital expenditures of approximately $97 million during 1998. Harken's cash resources at December 31, 1998 totaled approximately $141 million and are available for its ongoing exploration, development and acquisition efforts both internationally and domestically. In January 1999, Harken elected to redeem all of its Series F Preferred stock for approximately $25.2 million, as the holder presented its shares of the Series F Preferred stock for conversion to Harken common stock. In addition, Harken's Board of Directors has approved the purchase of up to 10 million shares of its outstanding Harken common stock through December 31, 1999.

         Harken's primary need for capital is to fund the planned exploration and development efforts in Colombia and Costa Rica. In 1997, Harken's cash capital expenditures totaled approximately $37 million, including $30 million related to exploration and development in Colombia. Harken's 1998 Colombian capital expenditures totaled approximately $68 million. Harken also anticipates that its 1999 Colombian capital expenditures will be in excess of $50 million, primarily related to the Bolivar Contract area. Harken believes that it will have sufficient cash resources to fund all of its planned capital expenditures for 1999, however, Harken plans to obtain additional resources through project debt financing related to the development of the Bolivar Contract area. In addition, Harken intends to continue to pursue domestic acquisition opportunities. Harken intends to fund such acquisitions, if any are consummated, through a combination of cash on hand, issuances of debt or equity securities.

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

         The current plans for the development of the Bolivar Contract area call for a number of wells to be drilled over the next three years. As a part of this process, Harken is currently in discussions with sources of project finance to provide debt funding for the development of the area. Such a credit facility could enable Harken to accelerate its development of the field while still preserving its working capital position for its exploration efforts. As a part of this financing plan, and in order to include Ecopetrol in the future planning process, Harken has decided to reevaluate its drilling schedule in anticipation of obtaining long-term financing. Also, Harken believes that lower oil prices have increased the availability of rigs at attractive prices. As a result, Harken has decided not to renew the long-term contract for two of its leased rigs in anticipation of more favorable short-term alternatives. While this might temporarily slow down the drilling pace on the Bolivar Contract area, it is anticipated that drilling would accelerate once such a credit facility is active.

         Terms of each of the Association Contracts entered into between Harken de Colombia, Ltd. and Ecopetrol commit Harken to perform certain activities in Colombia in accordance with a prescribed timetable. Failure by Harken to perform these activities as required could result in Harken losing its rights under the particular Association Contract, which could potentially have a material adverse effect on Harken's business. For a detailed discussion of each Association Contract and its required work obligations, see Part I, Item 1. "Business". Certain of the required activities are currently being discussed and negotiated with Ecopetrol, which could impact the timing and amount of capital expenditures to be required during 1999. However, as mentioned above, Harken will have sufficient cash resources to fund all of its required capital expenditure requirements during 1999.

         Related to Harken's Costa Rica operations, under the terms of the agreement between Harken and MKJ Xploration, Inc. ("MKJ"), Harken will pay $4.2 million to MKJ to purchase its share of the Costa Rica Contract rights from MKJ once an agreement is signed with the Costa Rican Ministry of Environment and Energy. Additionally, up to $8 million will be committed by Harken to fund the initial work program obligations under the proposed Costa Rica Contract agreement.

         Harken's domestic operating strategy includes efforts to acquire additional oil and gas reserves through drilling activities in North America and through acquisitions. Harken plans to continue selected development of proved undeveloped reserves on its North American properties in addition to a continual workover program on producing properties. The targeted results of these efforts are to maintain North American production levels during 1999 and 2000. Harken considers that its acquisition efforts may increase in light of the current depressed pricing environment.

         European Convertible Notes Payable -- On May 26, 1998, Harken issued a total of $85 million in 5% Senior Convertible Notes (the "European Notes") which mature on May 26, 2003. In connection with the sale and issuance of the 5% European Notes, Harken paid approximately $4,256,000 from the 5% European Notes proceeds for commission and issuance costs. Interest incurred on these notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are converted. Such European Notes are convertible into shares of Harken common stock at a conversion price of $6.50 per share, subject to adjustment in certain circumstances. Harken also has the right to require conversion of the 5% European Notes into shares of Harken common stock at any time on or after May 26, 1999, if for any period of thirty consecutive days commencing on or after May 26, 1998, the average of the closing prices of Harken common stock for each trading day during such thirty-day period shall have equaled or exceeded $8.125 per share.

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

         Development Finance Agreements -- In October 1997, December 1997 and March 1998, Harken entered into separate Development Finance Agreements with institutional investors (collectively the "Institutional Investors") pursuant to which the Institutional Investors provided approximately $34.5 million (the "Payment Amount") of net proceeds to Harken to finance the drilling of the initial wells on three unexplored oil and gas prospects in the Middle Magdalena Basin of Colombia. Approximately $24.5 million of net proceeds was received in October 1997 from a related party and approximately $10 million of net proceeds was received during the first quarter of 1998. In exchange, the Institutional Investors obtained the right to receive future payments from Harken equal to 7% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from each of the three prospects if the planned drilling on the prospect is successful (the "Institutional Participation"). Pursuant to the Development Finance Agreements, Harken is obligated to drill each of the three wells prior to October 2000. Harken has satisfied the first well obligation pursuant to the Development Finance Agreements with the drilling of the Islero #1 well on the Cambulos Contract area. For a discussion of the relationship between Harken and one of the Institutional Investors, see "Notes to Consolidated Financial Statements, Note 11 - Related Party Transactions."

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

         In December 1998, one of the Institutional Investors exercised their right to convert all their Institutional Participation into shares of Harken common stock. Harken elected to pay cash of approximately $2.3 million in lieu of issuing Harken common stock.

         At the present time, it is not known whether the remaining Institutional Investors or Harken will exercise their rights to convert the Institutional Interest into Harken common stock, nor can Harken determine the number of shares of Harken common stock which would be required to be issued in the event that Harken or the remaining Institutional Investors elect to convert the Institutional Participation into shares of Harken common stock.

         Series F Preferred Stock -- On April 9, 1998, Harken entered into a Securities Purchase Agreement with RGC International Investors, LDC ("RGC"), pursuant to which Harken issued to RGC 15,000 shares of its Series F Convertible Preferred Stock (the "Series F Preferred") in exchange for $15,000,000. The Series F Preferred was convertible into shares of Harken common stock at a conversion price based upon the market price of Harken common stock at the time of conversion. The number of shares of Harken common stock issuable upon conversion of the Series F Preferred also included a premium amount equal to an increase calculated on the face value of the Series F Preferred at 5% per annum. Harken has reflected this 5% per annum increase throughout 1998 as accretion related to preferred stock in its Consolidated Statements of Operations. Such accretion amount is reflected in Harken's calculation of net income (loss) attributed to common stock.

         Harken had the option to redeem for cash any shares of Series F Preferred presented for conversion if (a) prior to January 9, 1999, the closing price of Harken common stock on the conversion date is less than $4.80, or (b) on or after January 9, 1999, the then applicable conversion price is less than $4.80, for an amount equal to the number of shares of Harken common stock that would otherwise be issuable upon conversion multiplied by the closing price of Harken common stock on the conversion date.

         On January 5, 1999, Harken reached an agreement with RGC to extend the fixed conversion price dates and mandatory conversion date by one year on the Series F Preferred. Under the terms of the new agreement with RGC, Harken was to issue shares of a new Series G Convertible Preferred Stock (the "Series G Preferred") in exchange for the outstanding Series F Preferred. The closing of the exchange was subject to Harken filing a registration statement with the Securities and Exchange Commission. The terms of the new Series G Preferred were to be substantially the same as the Series F Preferred, except that the fixed price conversion dates and the mandatory conversion date were to be extended one year. As discussed above, prior to the closing of the exchange, the holder of the Series F Preferred presented its shares for conversion to Harken common stock, and Harken elected to redeem the issue for approximately $25.2 million rather than issue additional shares of Harken common stock. Harken has reflected an additional amount of approximately $1.3 million of accretion related to preferred stock which represents the portion of the ultimate redemption value generated in December 1998. Harken will reflect the additional accretion amount of approximately $8.4 million in the calculation of net income (loss) attributed to common stock during the first quarter of 1999.

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

         Harken has accrued approximately $2.7 million at December 31, 1998 relating to operational or regulatory liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in significant loss exposure to Harken.

         Year 2000 issues -- Harken is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by Harken's computer systems. The Year 2000 issue involves circumstances where a computerized system may not properly recognize or process date-sensitive information on or after January 1, 2000. The Year 2000 problem is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of Harken's programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000, which could result in miscalculations or system failures. The problem is not limited to computer systems. Year 2000 issues will also potentially affect every non-information technology system that has an embedded microchip, such as elevators.

         Harken began a formal process in 1998 to identify those internal computerized systems that are not Year 2000 compliant, prioritize those business-critical computerized systems that need remediation or replacement, test compliance once the appropriate corrective measures have been implemented, and develop any contingency plans where considered necessary. In addition, Harken is continuing to conduct a survey of purchasers, vendors and customers that Harken believes could have an impact on Harken's material business operations.

         Harken's information technology infrastructure consists of desktop Pentium class Intel based PC systems, servers and UNIX based computers and off-the-shelf software packages. The systems are networked via Microsoft and other telecommunications equipment. Harken does not use mini or mainframe computer systems and uses only off-the-shelf software products.

         Assessment. Based on Harken's internal review and discussions with third parties regarding the Year 2000 problem, Harken believes that its exposure to potential Year 2000 problems exists in two general areas: technological operations, including non-information technology systems, which are in the sole control of Harken, and technological operations which are dependent in some way on one or more third parties. Failure to achieve high levels of Year 2000 compliance in either area could have a material adverse impact on Harken.

         Remediation and Implementation. In the area of technological operations which are under Harken's exclusive control, Harken is currently involved in the identification and remediation of affected technological functions, including non-information technology systems. Harken has completed its assessment of Year 2000 readiness of its internal computerized systems. Harken is in the process of installing upgrades to its off-the-shelf financial and operational software applications, hardware and telecommunications equipment. Harken expects that such remediation procedures will be completed by the second quarter of 1999. Harken is in the identification and assessment phase with respect to its non-information technology systems, which is projected to continue until the third quarter of 1999.

         Testing. Harken will begin updating and testing of the newly upgraded systems for Year 2000 compliance, and expects that all testing will be completed by the third quarter of 1999. Upon completion, Harken will be able to identify any internal computer systems that remain non-compliant. At present, it is anticipated that Harken's action plan for addressing Year 2000 problems will be successfully completed in all material respects in advance of January 1, 2000.

         Third Parties. Harken has assessed the level of Year 2000 issues associated with its most significant vendors, suppliers, partners and major customers. All of Harken's oil and gas sales revenues are derived from oil and gas production from its domestic and Colombian operations. Harken's domestic operations are dependent upon its various purchasers or pipeline operators who transport oil or gas for its purchasers. In addition, Harken's Colombian operations may also become dependent upon the transportation of oil through outside owned facilities or pipelines. Harken is monitoring progress of its various domestic purchasers and pipelines, as well as potential Colombian outside owned facilities on their activities related to the Year 2000. At this time, Harken expects that field operations will not be interrupted due to improper recognition of the Year 2000 by computerized systems of its various purchasers and pipelines.

         Harken also relies on other oil and gas service providers, vendors, and financial institutions in its daily operations. Harken believes it has identified those third-party relationships that could have a material adverse effect on Harken's results of operations and financial position should their computerized systems not be compliant for the Year 2000. Harken continues with its efforts to survey the identified third parties on their readiness for the Year 2000 and establish appropriate alternatives, if needed, where noncompliance may pose a risk to Harken's operations.

         Although Harken is making these efforts to ensure that the third parties on which it is heavily reliant are Year 2000 compliant, it cannot predict the likelihood of such compliance occurring nor the direct or indirect costs to Harken of non-compliance by those third parties or of securing such services from compliant third parties. Harken has no control over these third parties' compliance and cannot give assurances that these third parties' representations to Harkens are accurate. Therefore, there can be no guarantee that Year 2000 problems originating with a third party will not occur and no absolute assurance that third parties will convent their systems in a timely manner. Assuming that such third parties are not or do not become Year 2000 compliant in a timely manner, to the extent Harken is unable to replace the goods, services or customers with alternate sources of supply and demand on a timely and economically equivalent basis, such failure would likely have a material adverse effect on Harken's business and results of operations.

         Estimated Costs. The total financial effect that Year 2000 issues will have on Harken cannot be predicted with any certainty at this time. In fact, in spite of all efforts being made to rectify these problems, the success of Harken's efforts will not be known with certainty until the year 2000 actually arrives. Based on its assessment to date, Harken does not believe that the costs to resolve any Year 2000 issues will be material. To date, Harken has spent less than $100,000 on Year 2000 matters and it expects that the total cost, primarily consulting fees and software purchases, will not exceed $200,000.

         Contingency Plan. Harken has not completed its implementation and testing of Year 2000 compliant systems. However, a reasonably likely worst case scenario is that Harken or certain of its purchasers or other vendors fail to correct a material Year 2000 problem, which results in an interruption of Harken's transportation and sale of Harken's crude oil and natural gas production sales revenues. Certain interruptions could result in a material adverse effect on Harken's results of operations, cash flows and financial condition. Due to the inherent uncertainties relating to the effect of the Year 2000 on Harken's operations, it is difficult to predict what impact, if any, noncompliance with the Year 2000 issue will have on Harken's results of operations, cash flows and financial condition. Based on the results of the implementation and testing of Harken's Year 2000 affected systems and ongoing assessment of the readiness of its vendors, suppliers, partners and major customers, Harken will develop appropriate contingency plans that address the most reasonably likely worst case scenarios. Harken expects to have such contingency plans in place by the end of the third quarter of 1999. A failure to address Year 2000 issues successfully could have a material adverse effect on Harken's business, financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements appear on pages 39 through 76 in this report.

                                                                                                  PAGE
                                                                                                  ----
Report of Independent Public Accountants...........................................................39

Consolidated Balance Sheets --  December 31, 1997 and 1998.........................................40

Consolidated Statements of Operations --
  Years ended December 31, 1996, 1997 and 1998.....................................................41

Consolidated Statements of Stockholders' Equity --
  Years ended December 31, 1996, 1997 and 1998.....................................................42

Consolidated Statements of Cash  Flows --
  Years ended December 31, 1996, 1997 and 1998.....................................................43

Notes to Consolidated Financial  Statements........................................................44

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders and Board of Directors of Harken Energy Corporation:



         We have audited the accompanying consolidated balance sheets of Harken Energy Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harken Energy Corporation and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                                            ARTHUR ANDERSEN LLP



Dallas, Texas,
February 19, 1999

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                          December 31,
                                                                                 --------------------------------
                                                                                     1997               1998
                                                                                 -------------      -------------

Current Assets:
     Cash and temporary investments                                              $  85,740,000      $ 141,545,000
     Cash in segregated accounts                                                    37,771,000               --
     Accounts receivable, net                                                        2,175,000          1,605,000
     Related party notes receivable                                                    295,000            398,000
     Prepaid expenses and other current assets                                         411,000            615,000
                                                                                 -------------      -------------
          Total Current Assets                                                     126,392,000        144,163,000


Property and Equipment:
     Oil and gas properties, using the full cost method of accounting:
          Evaluated                                                                 90,185,000        161,579,000
          Unevaluated                                                               27,193,000         48,216,000
     Facilities, gas plants and other property                                       8,325,000         14,864,000
     Less accumulated depreciation and amortization                                (18,905,000)       (74,759,000)
                                                                                 -------------      -------------
          Total Property and Equipment, net                                        106,798,000        149,900,000


Other Assets, net                                                                    5,323,000         10,475,000
                                                                                 -------------      -------------
                                                                                 $ 238,513,000      $ 304,538,000
                                                                                 =============      =============


                                                LIABILITIES AND STOCKHOLDERS' EQUITY



Current Liabilities:
     Trade payables                                                              $   6,268,000      $  12,496,000
     Accrued liabilities and other                                                   8,668,000          7,350,000
     Revenues and royalties payable                                                    816,000            580,000
                                                                                 -------------      -------------
          Total Current Liabilities                                                 15,752,000         20,426,000

European Convertible Notes Payable                                                  39,880,000         85,000,000

Deferred Revenue                                                                    25,000,000         19,170,000

Commitments and Contingencies (Note 14)

Stockholders' Equity:
     Series F Preferred Stock, $1.00 par value; 15,000 shares authorized and
          issued at December 31, 1998                                                     --               15,000

     Common stock, $0.01 par value; 175,000,000 and 225,000,000 shares
          authorized, respectively; 121,811,534 and 134,758,830                      1,218,000          1,348,000
          shares issued,  respectively
     Additional paid-in capital                                                    248,770,000        327,498,000
     Retained deficit and other comprehensive income                               (92,107,000)      (146,367,000)
     Treasury stock, at cost, 700,000 shares held at December 31, 1998                    --           (2,552,000)
                                                                                 -------------      -------------
          Total Stockholders' Equity                                               157,881,000        179,942,000
                                                                                 -------------      -------------
                                                                                 $ 238,513,000      $ 304,538,000
                                                                                 =============      =============


          The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 Year Ended December 31,
                                                  --------------------------------------------------
                                                      1996                1997             1998
                                                  -------------      -------------     -------------

Revenues:
     Oil and gas operations                       $  12,341,000      $  14,113,000     $  10,932,000
     Interest and other income                        1,580,000          4,655,000         8,838,000
                                                  -------------      -------------     -------------
                                                     13,921,000         18,768,000        19,770,000
                                                  -------------      -------------     -------------

Costs and Expenses:
     Oil and gas operating expenses                   4,438,000          5,581,000         5,988,000
     General and administrative expenses, net         4,537,000          6,222,000         9,404,000
     Depreciation and amortization                    3,595,000          5,183,000         5,319,000
     Valuation allowance                                   --                 --          50,518,000
     Interest expense and other, net                  1,692,000          1,530,000           963,000
                                                  -------------      -------------     -------------
                                                     14,262,000         18,516,000        72,192,000
                                                  -------------      -------------     -------------

Income (loss) before income taxes                      (341,000)           252,000       (52,422,000)

Income tax expense                                         --               63,000            34,000
                                                  -------------      -------------     -------------
Net income (loss)                                 $    (341,000)     $     189,000     $ (52,456,000)
                                                  =============      =============     =============



Accretion related to preferred stock                       --                 --          (1,846,000)
                                                  -------------      -------------     -------------
     Net income (loss) attributed to
       common stock                               $    (341,000)     $     189,000     $ (54,302,000)
                                                  =============      =============     =============

Income (loss) per common share:
     Basic income (loss) per common share         $       (0.00)     $        0.00     $       (0.42)
                                                  =============      =============     =============
     Weighted average shares outstanding             85,021,894        109,087,697       130,252,727
                                                  =============      =============     =============

     Diluted income (loss) per common share       $       (0.00)     $        0.00     $       (0.42)
                                                  =============      =============     =============
     Weighted average shares outstanding             85,021,894        111,933,589       130,252,727
                                                  =============      =============     =============

        The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                                              Additional
                                         Preferred           Common            Paid-In          Treasury
                                           Stock             Stock             Capital           Stock
                                        -------------     -------------     -------------     -------------
Balance, December 31, 1995              $          --     $     759,000     $ 136,435,000     $  (4,997,000)

  Issuance of common stock, net                    --            90,000        22,090,000         3,607,000

  Conversions of European notes
     payable                                       --            90,000        12,666,000                --

  Comprehensive income (loss):
     Equity adjustment from
     foreign currency translation                  --                --                --                --

     Net loss                                      --                --                --                --

         Total comprehensive loss
                                        -------------     -------------     -------------     -------------

Balance, December 31, 1996                         --           939,000       171,191,000        (1,390,000)

  Issuance of common stock, net                    --            77,000        20,208,000                --

  Conversions of European notes
     payable                                       --           202,000        57,371,000         1,390,000

  Comprehensive income:
     Equity adjustment from
     foreign currency translation                  --                --                --                --

     Net income                                    --                --                --                --

         Total comprehensive income
                                        -------------     -------------     -------------     -------------

Balance, December 31, 1997                         --         1,218,000       248,770,000                --

  Issuance of common stock, net                    --            51,000        25,110,000                --

  Treasury shares purchased                        --                --                --        (2,552,000)

  Issuance of preferred stock                  15,000                --        14,437,000                --

  Accretion of preferred stock                     --                --         1,846,000                --

  Conversions of European notes
     payable                                       --            79,000        37,335,000                --

  Comprehensive income (loss):
     Equity adjustment from
     foreign currency translation                  --                --                --                --

     Net loss                                      --                --                --                --

          Total comprehensive loss
                                        -------------     -------------     -------------     -------------

Balance, December 31, 1998              $      15,000     $   1,348,000     $ 327,498,000     $  (2,552,000)
                                        =============     =============     =============     =============








                                                            Accumulated
                                                               Other
                                          Retained         Comprehensive
                                           Deficit         Income (Loss)          Total
                                        -------------      -------------      -------------
Balance, December 31, 1995              $ (92,047,000)     $          --      $  40,150,000

  Issuance of common stock, net                    --                 --         25,787,000

  Conversions of European notes
     payable                                       --                 --         12,756,000

  Comprehensive income (loss):
     Equity adjustment from
     foreign currency translation                  --            (13,000)

     Net loss                                (341,000)                --

         Total comprehensive loss                                                  (354,000)
                                        -------------      -------------      -------------

Balance, December 31, 1996                (92,388,000)           (13,000)        78,339,000

  Issuance of common stock, net                    --                 --         20,285,000

  Conversions of European notes
     payable                                       --                 --         58,963,000

  Comprehensive income:
     Equity adjustment from
     foreign currency translation                  --            105,000

     Net income                               189,000                 --

         Total comprehensive income                                                 294,000
                                        -------------      -------------      -------------

Balance, December 31, 1997                (92,199,000)            92,000        157,881,000

  Issuance of common stock, net                    --                 --         25,161,000

  Treasury shares purchased                        --                 --         (2,552,000)

  Issuance of preferred stock                      --                 --         14,452,000

  Accretion of preferred stock             (1,846,000)                --                 --

  Conversions of European notes
     payable                                       --                 --         37,414,000

  Comprehensive income (loss):
     Equity adjustment from
     foreign currency translation                  --             42,000

     Net loss                             (52,456,000)                --

          Total comprehensive loss                                              (52,414,000)
                                        -------------      -------------      -------------

Balance, December 31, 1998              $(146,501,000)     $     134,000      $ 179,942,000
                                        =============      =============      =============




        The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended December 31,
                                                                        ---------------------------------------------
                                                                             1996            1997            1998
                                                                        -------------   -------------   -------------

Cash flows from operating activities:
  Net income (loss)                                                     $    (341,000)  $     189,000   $ (52,456,000)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                        3,595,000       5,183,000       5,319,000
       Forgiveness of related party note receivable                           232,000              --              --
       Valuation allowance                                                         --              --      50,518,000
       Provision for doubtful accounts                                         25,000              --          26,000
       Accretion of note payable                                              234,000              --              --
       (Gain) loss on sales of assets and other                                72,000              --              --
       Amortization of European note issuance costs                           504,000         555,000         131,000

  Change in assets and liabilities:
       (Increase) decrease in accounts receivable                            (592,000)       (217,000)        474,000
       Increase (decrease) in trade payables and other                      1,169,000       4,956,000       4,354,000
                                                                        -------------   -------------   -------------
            Net cash provided by operating activities                       4,898,000      10,666,000       8,366,000
                                                                        -------------   -------------   -------------

Cash flows from investing activities:
       Proceeds from sales of assets                                          192,000           7,000          54,000
       Capital expenditures, net                                          (17,213,000)    (37,082,000)    (97,085,000)
       Investor advances, net                                               5,800,000      32,953,000      11,882,000
                                                                        -------------   -------------   -------------
            Net cash used in investing activities                         (11,221,000)     (4,122,000)    (85,149,000)
                                                                        -------------   -------------   -------------

Cash flows from financing activities:
       Transfer from segregated account cash                               10,877,000      64,564,000      37,615,000
       Proceeds from issuances of common stock, net of issuance costs       3,276,000       5,680,000       2,075,000
       Repayments of notes payable and long-term obligations               (1,258,000)             --              --
       Proceeds from issuance of preferred stock, net                              --              --      14,452,000
       Proceeds from issuance of European notes, net                               --              --      81,800,000
       Treasury shares purchased                                                   --              --      (2,552,000)
       Investment in segregated account cash, net                          (1,173,000)       (903,000)       (802,000)
                                                                        -------------   -------------   -------------
            Net cash provided by financing activities                      11,722,000      69,341,000     132,588,000
                                                                        -------------   -------------   -------------

Net increase in cash and temporary investments                              5,399,000      75,885,000      55,805,000

Cash and temporary investments at beginning of year                         4,456,000       9,855,000      85,740,000
                                                                        -------------   -------------   -------------
Cash and temporary investments at end of year                           $   9,855,000   $  85,740,000   $ 141,545,000
                                                                        =============   =============   =============



        The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1997 AND 1998

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

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform with the 1998 presentation.

         Cash and Temporary Investments -- For purposes of the Consolidated Statements of Cash Flows, Harken considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Gross cash outflows for purchases of held-to-maturity investments during 1997 and 1998 totaled $446,328,000 and $2,656,105,000, respectively.
Gross cash inflows for maturities of such investments during 1997 and 1998 totaled $365,124,000 and $2,615,072,000, respectively. Harken paid cash for interest in the amounts of $464,000, $0 and $2,138,000 during 1996, 1997 and 1998, respectively. All significant non-cash investing and financing activities are discussed in Notes 2, 6, 7, and 8 -- Acquisitions, Development Finance and Operating Agreements, European Convertible Notes Payable and Stockholders' Equity.

         Harken includes in cash and temporary investments certain balances which are restricted to use for specific project expenditures, collateral or for distribution to outside interest owners and are not available for general working capital purposes. Such restricted cash amounts totaled approximately $6,861,000 and $2,891,000 at December 31, 1997 and 1998, respectively. In addition, Harken excludes from cash and temporary investments certain proceeds received from the issuance of European Convertible Notes Payable that remain in the Segregated Accounts. See Note 7 -- European Convertible Notes Payable for further discussion.

         Accounts Receivable -- Harken maintains a reserve for potential losses in collection of its accounts receivable. The allowance for doubtful accounts was $327,000 and $380,000 as of December 31, 1997 and 1998, respectively.

         Concentrations of Credit Risk -- Although Harken's cash and temporary investments and accounts receivables are exposed to credit loss, Harken does not believe such risk to be significant. Cash and temporary investments, including cash in Segregated Accounts, includes investments in high-grade, short-term securities, placed with highly rated financial institutions. Most of Harken's accounts receivable are from a broad and diverse group of industry partners, many of which are major oil and gas companies and, as a whole, do not in total represent a significant credit risk.

         Property and Equipment -- Harken follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, development and production of oil and gas reserves. Facilities, gas plants and other property are depreciated on the straight-line method over their estimated useful lives ranging from four to twenty years.

         Other Assets -- Harken includes in other assets certain deferred commissions and issuance costs associated with the issuance of European Convertible Notes Payable. See Note 7 -- European Convertible Notes Payable for further discussion. At December 31, 1997, such deferred costs totaled $4,088,000 net of $439,000 of accumulated amortization. At December 31, 1998, such deferred costs totaled $5,937,000 net of $515,000 of accumulated amortization. At December 31, 1998, other assets also included $2,800,000 of oilfield material and equipment inventory.

         Accrued Liabilities and Other -- Accrued liabilities and other at December 31, 1997, includes an amount of $4,255,000 related to prepaid investor advances, $1,785,000 related to certain operational or regulatory contingent liabilities related to Harken's domestic operations and other accrued expense liabilities of $2,628,000. The December 31, 1998 balance includes an amount of $725,000 related to prepaid investor advances, $2,714,000 related to certain operational or regulatory contingent liabilities associated with Harken's domestic operations and other accrued expense liabilities of $3,911,000.

         Deferred Revenue -- In connection with certain Development Finance Agreements, Harken has received approximately $35 million in exchange for net profits interests in three prospects to be drilled in Colombia. See Note 6 -- Development Finance and Operating Agreements for further discussion. Consistent with the provisions of Statement of Financial Accounting Standards #19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", Harken has accounted for these transactions as conveyances of net profits interests and has recorded the sales proceeds as deferred revenue. As Harken drills these prospects, the cost capitalized in the depletion base is reduced by an applicable amount of deferred revenue.

         Colombian Operations -- Harken's operations include oil and gas exploration and development efforts in Colombia pursuant to certain Colombian Association Contracts. See further discussion at Note 5 -- International Operations. Harken accounts for its activities in Colombia using the United States dollar as the functional currency. At December 31, 1997 and 1998, Harken reflects its exploration activities in Colombia primarily as a capitalized cost of oil and gas properties. See further discussion at Notes 4 and 13 -- Oil and Gas Properties and Oil and Gas Disclosures.

         Capitalization of Interest -- Harken capitalizes interest on certain oil and gas exploration and development costs which are classified as unevaluated costs, or which have not yet begun production, and certain costs associated with facilities under construction. During 1996, Harken recorded interest expense of $1,673,000, net of $370,000 of interest which was capitalized to Harken's oil and gas properties. During 1997, Harken recorded interest expense of $1,530,000, net of $1,416,000 of interest which was capitalized to Harken's oil and gas properties. During 1998, Harken recorded interest expense of $963,000, net of $3,543,000 of interest which was capitalized to Harken's oil and gas properties.

         General and Administrative Expenses -- Harken reflects general and administrative expenses net of operator overhead charges and other amounts billed to joint interest owners. General and administrative expenses are net of $61,000, $30,000 and $22,000 for such amounts during 1996, 1997 and 1998, respectively.

         Valuation Allowance on Oil and Gas Properties -- The capitalized costs of proved oil and gas properties are subject to a "ceiling test", which limits such costs on a country-by-country basis to the estimated present value, discounted at a ten percent interest rate, of future net cash flows from related proved reserves, based on current economic and operating conditions. If capitalized costs exceed this limit, the excess is charged to depreciation, depletion and amortization. Application of these rules during periods of relatively low oil and gas prices, even if of short-term duration, may result in write-downs.

         In the last half of 1998, Harken recorded a non-cash valuation allowance on its U.S. domestic oil and gas properties of $50,518,000 due to the significant decline in its estimated present value of future net cash flows as a result of low oil and gas prices and downward U.S. domestic reserve revisions during the last half of 1998.

(2)  ACQUISITIONS

          Acquisitions of Additional Four Corners Property Interests -- During the second quarter of 1996, Harken acquired additional interests in its oil and gas operations in the Four Corners area of Arizona, Utah and New Mexico (the "Four Corners Properties"). The acquisition of the seller's interest raised Harken's total interest in the Four Corners Properties from approximately 82% to approximately 94% of Harken's total operated interest. The purchase consideration paid by Harken to the sellers consisted of $338,000 cash plus the issuance of approximately 509,000 shares of restricted Harken common stock. Harken also assumed certain liabilities of the sellers relating to the property interests. On June 30, 1997, Harken acquired the remaining operating interest in the Four Corners Properties for approximately $450,000 cash. Harken also assumed certain liabilities of the seller relating to the property interests. All of the above acquisitions of the additional interests in the Four Corners Properties have been accounted for under the purchase method of accounting.

         Acquisitions of Texas Properties -- On December 21, 1995, pursuant to a Purchase and Sale Agreement (the "Panhandle Purchase and Sale Agreement"), Harken Exploration Company ("Harken Exploration"), a wholly-owned subsidiary of Harken, acquired working interests in certain producing properties located in the panhandle region of Texas ("Panhandle Properties"). As consideration for the purchase of these interests, Harken issued, along with other consideration,
2.5 million shares of restricted Harken common stock (the "Purchase Shares"), $2.5 million in cash and a note payable by Harken Exploration to the seller for an initial face amount of $13 million. Harken had the option over the following two years to repay all or part of this $13 million note with restricted Harken common stock at conversion rates tied to future trading prices of Harken common stock. The $13 million note was to mature and become payable in two stages, with each maturity amount subject to certain adjustments. On July 11, 1996, Harken Exploration entered into an exchange agreement with the holder of the $13 million note, whereby it was exchanged for, among other consideration, the issuance of 5,150,000 restricted shares of Harken common stock. The acquisition of the Panhandle Properties has been accounted for under the purchase method of accounting. With the July 11, 1996 exchange agreement resulting in the issuance of 5,150,000 restricted shares of Harken common stock with a market value of approximately $10,429,000 in full payment of the outstanding balance on the note, Harken adjusted the recording of the initial purchase price of the Panhandle Properties to give effect to the finalization of the consideration issued in the purchase.

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

         Acquisition of EnerVest Properties -- On July 10, 1996, Harken, along with Harken Exploration, purchased working interests in certain producing oil and gas properties located in the Magnolia region of Arkansas and in the Carlsbad region of New Mexico (the "EnerVest Properties") from EnerVest Acquisition-II Limited Partnership ("EnerVest"). The purchase price of approximately $15,200,000, plus the assumption of certain operational liabilities relating to these properties, was paid in the form of $5,000,000 cash paid at closing, 1,550,000 shares of Harken common stock which were issued following closing, and 1,400,000 shares of Harken common stock which were issued in March 1997 pursuant to a Resolution and Settlement Agreement, whereby the contingent issuance of additional shares of Harken common stock provided for in the Asset Purchase and Sale Agreement was eliminated. Harken also issued to EnerVest warrants to purchase, over a period of three years from closing, 300,000 restricted shares of Harken common stock at an exercise price of $2.75 per share.

         Acquisition of Bargo Properties -- On May 19, 1998, Harken, along with Harken Exploration Company, purchased working interests in oil and gas properties located in southern Louisiana (the "Bargo Properties") from St. Martinville Partners, Ltd. and Bargo Energy Company. The purchase price consisted of 2,716,483 shares of Harken common stock, having an approximate value of $16,250,000 which were issuable at closing. Pursuant to the Asset Purchase and Sale Agreement, additional consideration having a value of $4,000,000 less certain adjustments, is payable by Harken to the sellers if the sellers are able to obtain new or renewal leases for certain of the Bargo Properties. Such adjustments may include unresolved title issues on certain leases and an allowance of up to a maximum of $750,000 for environmental and regulatory compliance. The amount of the additional consideration is currently being negotiated with the sellers and is payable at Harken's option in the form of additional shares of Harken common stock or cash. See Note 11 - Related Party Transactions for a discussion of the relationship between Harken and the sellers.

         Pro Forma Information -- The following unaudited pro forma combined condensed statement of operations for the year ended December 31, 1997 gives effect to the acquisition of the Cal-T Properties and the Bargo Properties and the issuance of the European 5 1/2% Senior Convertible Notes Payable (See Note 7 -- European Convertible Notes Payable for further discussion) as if each had been consummated at January 1, 1997. The following unaudited pro forma combined condensed statement of operations for the year ended December 31, 1998 gives effect to the acquisition of the Bargo Properties and the issuance of the European 5% Senior Convertible Notes Payable as if each had been consummated at January 1, 1998.

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

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                  (UNAUDITED)


                                                              Period from
                                                               January 1,
                                                                  1997
                                                               to Closing
                                                                 Date of
                                                              Acquisition
                                                            ---------------
                                                                Cal-T              Bargo
                                              Harken          Properties        Properties         Pro Forma
                                              Actual            Actual            Actual          Adjustments       Pro Forma
                                            -----------      -------------      -----------       ------------     -----------
Oil and gas revenue                         $    14,113      $         911      $     3,304       $                $    18,328
Other revenues                                    4,655                 --               --                              4,655
                                            -----------      -------------      -----------       ------------     -----------
     Total Revenues                              18,768                911            3,304                             22,983
                                            -----------      -------------      -----------       ------------     -----------

Oil and gas operating expenses                    5,581                665            1,607                              7,853
General and administrative expenses, net          6,222                 --               --                              6,222
Depreciation and amortization                     5,183                 --               --              1,634(1)        6,817
Interest expense and other, net                   1,530                 --               --              2,049(2)        3,579
                                            -----------      -------------      -----------       ------------     -----------
     Total Expenses                              18,516                665            1,607              3,683          24,471
                                            -----------      -------------      -----------       ------------     -----------
Income tax expense                                   63                 --               --                (63)(3)          --
                                            -----------      -------------      -----------       ------------     -----------
Net income (loss)                           $       189      $         246      $     1,697       $     (3,620)    $    (1,488)
                                            ===========      =============      ===========       ============     ===========

Basic net income (loss)  per share
attributable to common stock                $      0.00                                                            $     (0.01)
                                            ===========                                                            ===========

Basic weighted average shares
outstanding                                 109,087,697                                                            112,177,235
                                            ===========                                                            ===========

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

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                  (UNAUDITED)


                                                                  Period from
                                                                  January 1,
                                                                    1998 to
                                                                 Closing Date
                                                                of Acquisition
                                                                ---------------
                                                                     Bargo
                                                 Harken            Properties      Pro Forma
                                                 Actual              Actual        Adjustments         Pro Forma
                                              -----------       ---------------    -----------       -------------
Oil and gas revenue                           $    10,932       $         1,178    $                 $      12,110
Other revenues                                      8,838                    --                              8,838
                                              -----------       ---------------    -----------       -------------
     Total Revenues                                19,770                 1,178                             20,948
                                              -----------       ---------------    -----------       -------------
Oil and gas operating expenses                      5,988                   485                              6,473
General and administrative expenses, net            9,404                    --                              9,404
Depreciation and amortization                       5,319                    --            508(1)            5,827
Valuation allowance                                50,518                    --                             50,518
Interest expense and other, net                       963                    --          2,069(2)            3,032
                                              -----------       ---------------    -----------       -------------
     Total Expenses                                72,192                   485          2,577              75,254
                                              -----------       ---------------    -----------       -------------
Income tax expense                                     34                    --                                 34
                                              -----------       ---------------    -----------       -------------
Net income (loss)                             $   (52,456)      $           693    $    (2,577)      $     (54,340)
                                              ===========       ===============    ===========       =============
Basic net income (loss) per share
attributable to common stock                  $     (0.42)                                           $       (0.43)
                                              ===========                                            =============
Basic weighted average shares
outstanding                                   130,252,727                                              131,778,423
                                              ===========                                            =============

PRO FORMA ADJUSTMENTS-PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS - YEAR ENDED DECEMBER 31, 1998

(1) Pro forma entry to adjust actual depreciation and amortization expense on oil and gas properties for the acquired interests to the depreciation and amortization expense calculated on a consolidated basis.

(2) Pro forma entry to reflect interest and amortization expense incurred on the 5% European Notes Payable.

(3)  INVESTMENTS

         Investments are classified by Harken management at the time of purchase as either held-to-maturity, available-for-sale or trading. Such classification is reevaluated as of each balance sheet date. Included within cash and temporary investments and cash in segregated accounts as of December 31, 1997 and 1998 are certain investments in marketable debt securities having maturities of sixty days or less. Such debt securities are classified as held-to-maturity as Harken has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. During 1997 and 1998, Harken held no securities which were classified as available-for-sale or trading.

         Held-to-maturity securities -- The amortized cost and estimated fair value of the marketable debt securities are as follows:

                                                                                December 31,
                                                                   ----------------------------------------
                                                                         1997                  1998
                                                                   ------------------    ------------------
         Included in cash and temporary investments
                  Cost                                             $           50,906    $          124,398
                  Estimated Fair Value                             $           50,973    $          124,914

         Included in Segregated Accounts
                  Cost                                             $           37,184    $               --
                  Estimated Fair Value                             $           37,242    $               --


         Harken includes in cash and temporary investments and cash in segregated accounts other cash and cash equivalent amounts in addition to the above marketable debt securities.

(4)  OIL AND GAS PROPERTIES

         Harken follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, development and production of oil and gas reserves. Under this method, all costs, including internal costs, directly related to acquisition, exploration and development activities are capitalizable as oil and gas property costs. Harken capitalized $2,167,000, $3,126,000 and $6,781,000 of internal costs, net of reimbursements from joint interest owners, directly related to these activities in 1996, 1997 and 1998, respectively. Such costs include office and personnel costs of Harken's international and domestic exploration field offices and does not include any corporate overhead. Harken also accrues costs of dismantlement, restoration and abandonment to the extent that such costs, in the aggregate, are anticipated to exceed the aggregate salvage value of equipment and facilities removed from producing wells and other facilities. See Note 13 -- Oil and Gas Disclosures for further discussion.

         The capitalized costs of oil and gas properties, excluding unevaluated properties, are amortized on a country-by-country basis using a unit of production method (equivalent physical units of 6 mcf of gas to each barrel of oil) based on estimated proved recoverable oil and gas reserves. Such amortization of U.S. domestic oil and gas properties was $5.58, $6.60 and $6.03 per equivalent barrel of oil produced during 1996, 1997 and 1998, respectively.

         Beginning in 1998, amortization of certain Colombia oil and gas properties was $1.04 per equivalent barrel of oil produced in 1998. The evaluated costs, net of accumulated depreciation, depletion and amortization, at December 31, 1997 and 1998 include $22,754,000 and $68,742,000, respectively, related to Colombia (see Note 5 -- International Operations for a discussion of Colombian operations).

         The unevaluated property costs at December 31, 1997 and 1998 includes $21,413,000 and $43,844,000, respectively, related to Colombia and $5,780,000 and $4,372,000, respectively, related to U.S. domestic prospects. Amortization of unevaluated property costs will begin when the properties become proved or their values become impaired. Harken assesses realizability of unevaluated properties on at least an annual basis or when there has been an indication that an impairment in value may have occurred. Fair value of unevaluated prospects is determined based on management's intention with regard to future exploration and development of individually significant properties and the ability of Harken to obtain funds to finance such exploration and development.

         Under full cost accounting rules for each cost center, capitalized costs, less accumulated amortization and related deferred income taxes, shall not exceed an amount ("the cost ceiling") equal to the sum of (a) the present value of future net revenues from estimated production of proved oil and gas reserves discounted at 10%, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved.

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

         In the last half of 1998, Harken recorded a non-cash valuation allowance on its U.S. domestic oil and gas properties of approximately $50,518,000 due to the significant decline in its estimated present value of future net cash flows as a result of low oil and gas prices at December 31, 1998 and downward U.S. domestic reserve revisions during the last half of 1998. Such valuation allowance on the U.S. domestic oil and gas properties was $65.03 per equivalent barrel of domestic oil produced during 1998.

 (5)  INTERNATIONAL OPERATIONS

         Colombian Operations -- Harken's Colombian operations are conducted through Harken de Colombia, Ltd., a wholly-owned subsidiary of Harken, which held six exclusive Colombian Association Contracts with Empresa Colombiana de Petroleos ("Ecopetrol") as of December 31, 1998. These Association Contracts include the Alcaravan Contract, awarded in 1992, the Bocachico Contract, awarded in 1994, the Cambulos Contract, awarded in 1995, the Bolivar Contract, awarded in 1996, the Miradores Contract, awarded in December 1997, and the Los Olmos Contract, awarded in March 1998. The Alcaravan and Miradores Contracts currently cover a combined area of approximately 242,000 acres in the Llanos Basin of Eastern Colombia. The Bocachico and Cambulos Contracts cover a combined area of approximately 492,000 acres in the Middle Magdalena Valley of Central Colombia and the Bolivar Contract covers an area of approximately 250,000 acres in the Northern Middle Magdalena Valley of Central

Colombia. The Los Olmos Contract covers approximately 374,000 acres in the Lower Magdalena Valley of Northern Colombia.

         Terms of each of the Association Contracts commit Harken to perform certain activities in accordance with a prescribed timetable. As of February 19, 1999, Harken was in compliance with the requirements of each of the Association Contracts, as amended. The Cambulos Association Contract requires Harken to have drilled two wells to a depth sufficient to test productive formations for oil and/or gas by April 16, 1999. Harken has submitted a request to Ecopetrol to allow for the additional well depth drilled during the Islero #1 well to substitute for the obligation to drill a second exploratory well within the third contract year. If Harken is unable to obtain such an extension, Harken may be required to select and relinquish a portion of the acreage within the Cambulos Contract area, which event, in the opinion of Harken management, would not have a material adverse effect on Harken's business.

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

         Costa Rica Operations -- In the fourth quarter of 1998, Harken announced that it signed an agreement to participate in approximately 1.4 million acres in the North and South Limon Back Arc Basin onshore and offshore Costa Rica, Central America covered by a bid awarded for an Exploration and Production Contract ("Costa Rica Contract"). The Costa Rica Contract area is comprised of Blocks 2, 3, 4 and 12 from Costa Rica's initial bidding round in October of 1997. Two of the Blocks are located onshore and two are located offshore within Costa Rica's Caribbean territorial waters. The Costa Rica Contract is subject only to the completion of environmental impact studies and final agreements including the assignment to Harken with the Republic of Costa Rica and is expected to be signed in the first half of 1999.

     Harken's participation in Costa Rica is structured whereby a wholly-owned Harken subsidiary owns 80% of the stock of a Nevada limited liability corporation, Harken Costa Rica Holdings LLC ("HCRH). An affiliate of MKJ Xploration, Inc. ("MKJ") owns the remaining 20% of the subsidiary. Under the terms of the agreement between Harken and MKJ, Harken will pay $4.2 million to MKJ to purchase its share of the Costa Rica Contract rights from MKJ once an agreement and assignment are signed with the Republic of Costa Rica. Additionally, up to $8 million may be committed by Harken to fund the initial minimum work program obligations under the proposed Costa Rica Contract agreement. In connection with Harken's participation in the Costa Rica Contract rights, Harken issued to MKJ certain non-registered, non-transferrable stock purchase warrants to purchase 200,000 shares of Harken common stock which are currently exercisable by the holders thereof at any time after November 12, 1998 and on or before November 12, 2001 at an exercise price of $3.50 per share.

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

         Rochester Agreement -- Harken de Colombia, Ltd. has entered into an operating agreement (the "Rochester Agreement") with Rochester Energy Corporation ("Rochester", a Canadian corporation) pursuant to which Rochester has paid 33 1/3% of the aggregate costs of the Estero #1 well and related production facilities on the Palo Blanco prospect, 25% of the aggregate costs related to the Estero #3 well, and 25% of the aggregate costs of the initial well drilled on the Anteojos prospect, the Canacabare #1, all of which are located within the Alcaravan Contract area, along with 25% of the aggregate costs related to the Miradores

Association Contract. In exchange, Rochester acquired a beneficial interest equal to 25% of the interest held by Harken de Colombia, Ltd. in the Palo Blanco and Anteojos prospect operations. The Estero #1 well was drilled in the first half of 1997 and Estero #3 was spudded in December 1997. The Canacabare #1 well began drilling March 1998, and will be tested in late 1999 due to weather delays.

         Parkcrest Financing Agreement - In January 1997, Harken de Colombia, Ltd. entered into a financing agreement ("the Parkcrest Financing Agreement") with Parkcrest Explorations, Ltd. ("Parkcrest", a Canadian corporation) pursuant to which Parkcrest paid 33 1/3% of the aggregate costs of the Estero #1 well and related production facilities on the Palo Blanco prospect, 33 1/3% of the aggregate costs of the initial well drilled on the Anteojos prospect, the Canacabare #1, and 25% of the aggregate costs related to the Estero #3 well, all of which are located within the Alcaravan Contract area. In addition, Parkcrest was to pay 33 1/3% of the aggregate costs of the initial well to be drilled under the Miradores Association Contract. Parkcrest was also responsible for their contracted percentage share of costs related to seismic on the Alcaravan and Miradores Contract areas. In exchange, Parkcrest, upon its full performance, was to acquire a beneficial interest equal to 25% of the interest held by Harken de Colombia, Ltd. in these prospects.

         In April 1998, Harken and Parkcrest entered into a Loan and Security Agreement (the "Parkcrest Loan Agreement") whereby Harken agreed to provide up to $2,600,000 to Parkcrest to be used as needed by Parkcrest to finance its share of costs under the Parkcrest Financing Agreement. Under the terms of the Parkcrest Loan Agreement, any outstanding loans bear interest at 6% per annum in addition to a monthly management fee payable to Harken of $37,500 per month. Any outstanding balance pursuant to the Parkcrest Loan Agreement was due and payable by Parkcrest on November 30, 1998 secured by 50% of Parkcrest's beneficial interest in the Palo Blanco prospect. In December 1998, Harken purchased all of the interests held by Parkcrest in the Alcaravan and Miradores Association Contract areas. Under the terms of the purchase agreement entered into between Harken and Parkcrest, Harken forgave a loan balance of approximately $2,280,000 outstanding at the date of the purchase and issued 1,350,000 shares of Harken common stock.

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

         Pursuant to the European Development Finance Agreement, the European Investors, Faisal and Harken each have the right to convert the interest into shares of common stock of Harken pursuant to conversion rights terms identical to those terms related to the EnCap Development Finance Agreement, for a period of two years beginning in December 1998. In December 1998, one of the Institutional Investors exercised their right to convert all their Institutional Participation into shares of Harken common stock. Harken elected by pay cash of approximately $2.3 million in lieu of issuing Harken common stock.

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

         5 1/2% European Notes -- On June 11, 1997, Harken issued to qualified purchasers a total of $70 million in 5 1/2% Senior Convertible Notes (the "5 1/2% European Notes") which were to mature on June 10, 2002. In connection with the sale and issuance of the 5 1/2% European Notes, Harken paid approximately $5,174,000 from the 5 1/2% European Notes proceeds for commissions and issuance costs. Interest incurred on these notes was payable semi-annually in June and December of each year to maturity or until the 5 1/2% European Notes were converted. Such 5 1/2% European Notes were convertible into shares of Harken common stock at an initial conversion price of $5.00 per share, subject to adjustment in certain circumstances ("the 5 1/2% European Note Conversion Price"). The Trust Indenture provided for a five percent premium on the number of shares of Harken common stock issuable on conversion that was paid to holders converting the 5 1/2% European Notes prior to December 11, 1997. The 5 1/2% European Notes were also convertible by Harken into shares of Harken common stock after one year following issuance, if for any period of thirty consecutive days commencing on or after June 11, 1997, the average of the closing prices of Harken common stock for each trading day during such thirty-day period equaled or exceeded 130% of the 5 1/2% European Note Conversion Price (or $6.50 per share of Harken common stock). In October 1997, Harken met the market price criteria necessary to call for mandatory conversion of the 5 1/2% European Notes any time on or after June 11, 1998, and provided notice to the holders as required under the Trust Indenture. Harken formally called the 5 1/2% European Notes which remained outstanding on June 12, 1998. As of December 31, 1997, holders of 5 1/2% European Notes totaling $30,120,000 exercised their conversion option and such holders were issued 6,325,200 shares of Harken common stock. During the first six months of 1998 additional holders of 5 1/2% European Notes totaling $610,000 exercised their conversion option and such holders were issued an additional 122,000 shares of Harken common stock. On June 12, 1998, Harken converted the remaining 5 1/2% European Notes into 7,854,000 shares of Harken common stock.

         Upon closing, all proceeds from the sale of the 6 1/2% European Notes and 5 1/2% European Notes, net of commissions and issuance costs, were each initially paid to a Trustee under the terms of a Trust Indenture covering each issue and held in separate interest bearing Trust accounts (the "Segregated Accounts") to be maintained for Harken's benefit until the Trustee was presented with evidence of sufficient asset value, as defined in the Trust Indenture, held by Harken to permit an advance of a portion of the proceeds. Until all of the 5 1/2% European Notes were converted, Harken was to maintain an Asset Value Coverage Ratio as defined in the Trust Indenture. Upon the June 1998 conversion of the 5 1/2% European Notes which remained outstanding, Harken transferred the approximately $37.6 million in the Segregated Accounts to its main operating account.

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

         5% European Notes -- On May 26, 1998, Harken issued to qualified purchasers a total of $85 million in 5% Senior Convertible Notes (the "5% European Notes") which mature on May 26, 2003. In connection with the sale and issuance of the 5% European Notes, Harken paid approximately $4,256,000 from the 5% European Notes proceeds for commissions and issuance costs. Interest incurred on these notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are converted. Such 5% European Notes are convertible into shares of Harken common stock at an initial conversion price of $6.50 per share, subject to adjustment in certain circumstances ("the 5% European Note Conversion Price"). The Trust Indenture provided for a 3% percent premium on the number of shares of Harken common stock issuable on conversion to holders of the 5% European Notes who converted prior to November 25, 1998. None of the bondholders have exercised their conversion option as of February 19, 1999. The 5% European Notes are also convertible by Harken into shares of Harken common stock after May 26, 1999, if for any period of thirty consecutive days commencing on or after May 26, 1998, the average of the closing prices of Harken common stock for each trading day during such thirty-day period shall have equaled or exceeded 125% of the 5% European Note Conversion Price (or $8.125 per share of Harken common stock). The 5% European Notes may be redeemed for cash, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002, Harken may redeem up to 50% of the 5% European Notes in exchange for shares of Harken common stock at a defined conversion price based on an average market price of Harken common stock. Beginning May 26, 2003, Harken may similarly redeem all remaining 5% European Notes. The 5% European Notes are listed on the Luxembourg Stock Exchange.

         Commissions and issuance costs associated with the European Notes are deferred and are included in Other Assets and are amortized to interest expense over the period until conversion or maturity of the

European Notes. As European Notes are converted to Harken common stock, a pro-rata portion of these deferred costs are charged to Additional Paid-In Capital.

(8)  STOCKHOLDERS' EQUITY

         Common Stock -- Harken currently has authorized 225,000,000 shares of $.01 par common stock. At December 31, 1997 and 1998, Harken had issued 121,811,534 shares and 134,758,830 shares, respectively.

         Treasury Stock -- During the third quarter of 1998, Harken purchased 700,000 shares of Harken common stock in the open market at a cost of approximately $2,552,000. Such shares are held as treasury stock.

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

         In July 1996, Harken issued to qualified purchasers a total of $40 million in 6 1/2% European Notes which were to mature on July 30, 2000. The 6 1/2% European Notes were convertible under certain terms into approximately 16,000,000 shares of Harken common stock. During the last half of 1996, holders of 6 1/2% European Notes totaling $1,400,000 exercised their conversion option and such holders were issued 560,000 shares of Harken common stock. During the first six months of 1997, holders of 6 1/2% European Notes totaling an additional $19,300,000 exercised their conversion option and such holders were issued 7,720,000 shares of Harken common stock. On July 31, 1997, Harken converted the remaining 6 1/2% European Notes into 7,720,000 shares of Harken common stock. In connection with the issuance of the 6 1/2% European Notes, Harken issued to the placement agents for the 6 1/2% European Notes certain non-registered non-transferrable stock purchase warrants to purchase 1,280,000 shares of Harken common stock which are currently exercisable by the holders thereof at any time on or before July 31, 1999 at an exercise price of $2.50 per share. As of December 31, 1998, all but approximately 60,000 of such warrants had been exercised for shares of Harken common stock.

         In June 1997, Harken issued to qualified purchasers a total of $70 million in 5 1/2% European Notes which were to mature on June 11, 2002. As of December 31, 1997, holders of 5 1/2% European Notes totaling $30,120,000 had exercised their conversion option and such holders were issued 6,325,200 shares of Harken common stock. Subsequent to December 31, 1997 and as of June 11, 1998, holders of 5 1/2% European Notes totaling an additional $610,000 exercised their conversion option and such holders were issued 122,000 shares of Harken common stock. On June 12, 1998, Harken formally called and converted the remaining 5 1/2% European Notes into 7,854,000 shares of Harken common stock. In connection with the issuance of the 5 1/2% European Notes, Harken issued to the placement agents for the 5 1/2% European Notes warrants to purchase 1,120,000 shares of Harken common stock at any time after December 11, 1997 and on or before December 11, 1999 at an exercise price of $5.00 per share.

         In May 1998, Harken issued to qualified purchasers a total of $85 million in 5% European Notes which mature on May 26, 2003. Such 5% European Notes are convertible into shares of Harken common stock at an initial conversion price of $6.50 per share, subject to adjustment in certain circumstances ("the 5% European Note Conversion Price"). The Trust Indenture provided for a three percent premium on the number of shares of Harken common stock issuable on conversion to holders of the 5% European Notes who convert prior to November 25, 1998. None of the bond holders have exercised their conversion option as of February 19, 1999. The 5% European Notes are also convertible by Harken into shares of Harken common stock after May 26, 1999, if for any period of thirty consecutive days commencing on or after May 26, 1998, the average of the closing prices of Harken common stock for each trading day during such thirty-day period shall have equaled or exceeded 125% of the 5% European Note Conversion Price (or $8.125 per share of Harken common stock). The 5% European Notes may be redeemed for cash, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002, Harken may redeem up to 50% of the 5% European Notes in exchange for shares of Harken common stock at a defined conversion price based on an average market price of Harken common stock. Beginning May 26, 2003, Harken may similarly redeem all remaining 5% European Notes. In connection with the issuance of the 5% European Notes, Harken issued to the placement agents for the 5% European Notes warrants to purchase 200,000 shares of Harken common stock at any time after May 26, 1998 and on or before May 26, 2000 at an exercise price of $6.50 per share. The 5% European Notes are listed on the Luxembourg Stock Exchange.

         Private Placements of Common Stock -- In March 1996, Harken received $1,289,000 related to the sale of 1,040,000 shares of Harken common stock previously held as treasury stock. In connection with certain of these placements, Harken issued to certain financial advisors warrants to purchase an aggregate total of 204,000 shares of Harken common stock at an average exercise price of $1.75 per share. During 1997, these warrants were exercised for shares of Harken common stock.

         Acquisition of Texas Properties -- In December 1995, Harken Exploration acquired certain interests in producing properties located in the panhandle region of Texas ("Panhandle Properties") in exchange for, among other consideration, 2.5 million shares of Harken common stock and a $13 million note payable which was payable, at Harken's option, in shares of Harken common stock. In July 1996, Harken Exploration entered into an exchange agreement with the seller of the Panhandle Properties, pursuant to which Harken issued 5,150,000 restricted shares of Harken common stock in satisfaction of all obligations owed by the subsidiary to the seller under the terms of the Panhandle Note. On December 21, 1995, pursuant to a Purchase and Sale Agreement (the "Panhandle Purchase and Sale Agreement"), Harken Exploration Company ("Harken Exploration"), a wholly-owned subsidiary of Harken, acquired working interests in certain producing properties located in the panhandle region of Texas ("Panhandle Properties"). As consideration for the purchase of these interests, Harken issued, along with other consideration, 2.5 million shares of restricted Harken common stock (the "Purchase Shares"), $2.5 million in cash and a note payable by Harken Exploration to the seller for an initial face amount of $13 million. Harken had the option over the following two years to repay all or part of this $13 million note with restricted Harken common stock at conversion rates tied to future trading prices of Harken common stock. The $13 million note was to mature and become payable in two stages, with each maturity amount subject to certain adjustments. On July 11, 1996, Harken Exploration entered into an exchange agreement with the holder of the $13 million note, whereby it was exchanged for, among other consideration, the issuance of 5,150,000 restricted shares of Harken common stock. The acquisition of the Panhandle Properties has been accounted for under the purchase method of accounting. With the July 11, 1996 exchange agreement resulting in the issuance of 5,150,000 restricted shares of Harken common stock with a market value of approximately $10,429,000 in full payment of the outstanding balance on the note, Harken adjusted the recording of the initial purchase price of the Panhandle Properties to give effect to the finalization of the consideration issued in the purchase. See Note 2 -- Acquisitions for further discussion.

         In August, 1997, Harken acquired working interests in the Cal-T Properties in exchange for 565,000 shares of Harken common stock. See Note 2 -Acquisitions for further discussion.

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

         Acquisition of Bargo Properties -- In May 1998, Harken acquired working interests in the Bargo Properties in exchange for 2,716,483 shares issuable at closing. Additional consideration of up to $4,000,000 is payable by Harken to the Sellers in the form of additional shares of Harken common stock or cash under certain circumstances. See Note 2 Acquisitions for further discussion.

         Development Finance Agreements -- Harken has entered into development finance agreements relating to certain of its Colombian operations. Pursuant to these development finance agreements, certain investors have the option, or have previously exercised their options, to convert their beneficial interest in a specific operating area into shares of Harken common stock. In addition, certain of these investors were issued shares of Harken common stock at the time of entering into a development finance agreement with Harken. For a complete discussion of each of the various development finance agreements, see
Note 6 - Development Finance and Operating Agreements.

         Series F Preferred Stock - On April 9, 1998, Harken entered into a Securities Purchase Agreement with RGC International Investors, LDC ("RGC"), pursuant to which Harken issued to RGC 15,000 shares of its Series F Convertible Preferred Stock (the "Series F Preferred") in exchange for $15,000,000. The Series F Preferred was convertible into shares of Harken common stock at a conversion price based upon the market price of Harken common stock at the time of conversion. The number of shares of Harken common stock issuable upon conversion of the Series F Preferred also included a premium amount equal to an increase calculated on the face value of the Series F Preferred at 5% per annum. Harken has reflected this 5% per annum increase throughout 1998 as accretion related to preferred stock in the accompanying Consolidated Statements of Operations. Such accretion amount is reflected in Harken's calculation of net income (loss) attributable to common stock. The Series F Preferred did not pay dividends.

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

         During the first nine months following the issuance of the Series F Preferred, the conversion price was equal to 103% of the Market Price on the conversion date. On January 9, 1999, the conversion price would be fixed at 90% of the average of the closing bid prices of Harken common stock for the previous 22 trading days. Beginning February 9, 1999, the conversion price was to be fixed at 90% of the average of the closing bid prices of Harken common stock for the previous 22 trading days if it would result in a lower conversion price than that calculated on January 9, 1999. Any shares of Series F Preferred outstanding on April 9, 1999, would automatically be converted into shares of Harken common stock at the then applicable conversion price.

         Harken had the option to redeem for cash any shares of Series F Preferred presented for conversion if (a) prior to January 9, 1999, the closing price of Harken common stock on the conversion date is less than $4.80, or (b) on or after January 9, 1999, the then applicable conversion price is less than $4.80, for an amount equal to the number of shares of Harken common stock that would otherwise be issuable upon conversion multiplied by the closing price of Harken common stock on the conversion date.

         At each election to convert shares of Series F Preferred into Harken common stock, RGC would have the option to purchase from Harken for cash additional shares of Harken common stock equal to the number of shares issued on such conversion (less any shares issued in respect of the premium amount) at a purchase price equal to the then applicable conversion price.

         On January 5, 1999, Harken reached an agreement with RGC to extend the fixed conversion price dates and mandatory conversion date by one year on Harken's $15 million Series F Preferred. Under the terms of the new agreement with RGC, Harken would have issued shares of a new Series G Convertible Preferred Stock (the "Series G Preferred") in exchange for the outstanding Series F Preferred. In January 1999, RGC elected to present its Series F Preferred for conversion and Harken elected to pay cash of approximately $25,273,000 to RGC in lieu of issuing shares of Harken common stock. Harken has reflected an additional amount of approximately $1,302,000 of accretion related to Series F Preferred which represents the portion of the ultimate redemption value generated in December 1998. Harken will reflect the additional accretion amount of approximately $8,427,000 in the calculation of net income (loss) attributed to common stock during the first quarter of 1999.

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

         Unless redeemed by Harken earlier, the Rights will expire on April 6, 2008. Harken will generally be entitled to redeem the Rights in whole, but not in part, at $.01 per Right, subject to adjustment. No Rights were exercisable under the Rights Agreement at December 31, 1998.

          The terms of the Rights generally may be amended by Harken without the approval of the holders of the Rights prior to the public announcement by Harken or an Acquiring Person that a person has become an Acquiring Person.

         Per Share Data -- Basic earnings per common share was computed by dividing net income or loss attributed to common stock by the weighted average number of shares of Harken common stock outstanding during the year. Diluted earnings per common share for 1997 was determined by including the effect of outstanding options and warrants using the treasury stock method to the extent that the average share price exceeds the exercise price. The impact of unconverted European Convertible Notes was not included in any of the years presented as their effect would have been antidilutive. The impact of the unconverted European Investors interest and the unconverted Series F Preferred were not included in December 31, 1998 as their effect would have been antidilutive. Harken has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", effective December 15, 1997, and as a result has restated certain prior year weighted average shares outstanding calculations, although there was no impact on prior year loss per share amounts. A reconciliation of the 1997 calculation of diluted earnings per common share is as follows (not in thousands):


                                                  Year Ended December 31, 1997
                                          ------------------------------------------
                                                           Weighted
                                                            Average
                                             Income          Shares        Per Share
                                          -----------     -----------     ----------
Basic earnings per common share           $   189,000     109,087,697     $     0.00
Treasury stock method effect of:
   Outstanding employee stock options              --       1,654,970             --
   Outstanding warrants                            --       1,190,922             --
                                          -----------     -----------     ----------
Diluted earnings per common share         $   189,000     111,933,589     $     0.00
                                          ===========     ===========     ==========

         Summary of Outstanding Warrants -- At December 31, 1998, Harken has the following outstanding warrants available to be exercised (not in thousands):


   Year of Issuance       Number of Shares          Exercisable               Price             Expiration Date
   ----------------       ----------------          -----------           --------------        ---------------
              1996               1,784,000            1,784,000           $1.50 to $2.75                   1999
              1997               2,143,937            2,143,937           $1.50 to $5.00                   1999
              1998               1,830,624            1,830,624           $2.50 to $6.50            1999 - 2001


 (9)  STOCK OPTION PLAN

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

         Harken's 1993 Stock Option and Restricted Plan has authorized the grant of options to Harken employees and directors for up to 4,000,000 shares of Harken common stock. Harken's 1996 Stock Option and Restricted Stock Plan has authorized the grant of 8,290,000 shares of Harken common stock. All options granted have 10-year terms and vest and become fully exercisable at the end of 4 years of continued employment.

         Pro forma information regarding net loss and loss per share is required by FAS 123, and has been determined as if Harken had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997 and 1998, respectively: risk-free interest rates of 6%, 5 1/2% and 5%; dividend yields of 0%; volatility factors of the expected market price of Harken common stock of .614, .588 and .665; and a weighted-average expected life to the option of 4 years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Harken's pro forma information follows (in thousands except for earnings per share information):


                                                         Year Ended December 31,
                                          -------------------------------------------------
                                             1996              1997                1998
                                          ----------        ----------          -----------
Pro forma net loss attributed to
common stock                              $     (929)       $   (2,013)         $  (58,358)
Pro forma basic loss per share            $    (0.01)       $    (0.02)         $    (0.45)

         The weighted average fair value of the options issued in 1996, 1997 and 1998 was $1.30, $2.63 and $2.33 per share, respectively, underlying such option.

         A summary of Harken's stock option activity, and related information for the years ended December 31, 1996, 1997 and 1998 follows (not in thousands):


                                                                Year Ended December 31,
                                   -----------------------------------------------------------------------------
                                            1996                       1997                       1998
                                   -----------------------  -------------------------  -------------------------
                                                 Weighted-                  Weighted-                  Weighted-
                                                 Average                    Average                    Average
                                                 Exercise                   Exercise                   Exercise
                                    Options       Price       Options        Price      Options         Price
                                  -----------     -----     -----------      -----     -----------      -----
Outstanding-beginning of year       3,484,300     $1.76       5,224,300      $2.15       8,376,999      $3.34
   Granted                          1,740,000     $2.92       3,320,000      $2.92       2,979,500      $4.28
   Exercised                               --        --        (114,051)     $1.90         (81,500)     $2.54
   Forfeited                               --        --         (53,250)     $2.28         (98,250)     $4.83
                                  -----------     -----     -----------      -----     -----------      -----

Outstanding-end of year             5,224,300     $2.15       8,376,999      $3.34      11,176,749      $3.58

Exercisable-end of year             1,739,300     $1.77       2,773,999      $1.93       4,627,294      $2.53

         Exercise prices for options outstanding as of December 31, 1996 ranged from $1.00 to $5.625. Exercise prices for options outstanding as of December 31, 1997 ranged from $1.00 to $6.00. Exercise prices for options outstanding as of December 31, 1998 ranged from $1.00 to $6.4375.

(10)  INCOME TAXES

         At December 31, 1998, Harken had available for federal income tax reporting purposes, net operating loss (NOL) carryforward for regular tax purposes of approximately $62,000,000 which expires in 1999 through 2019, alternative minimum tax NOL carryforward of approximately $49,000,000 which expires in 1999 through 2019, investment tax credit carryforward of approximately $809,000 which expires in 1999 through 2002, statutory depletion carryforward of approximately $2,400,000 which does not have an expiration date, and a net capital loss carryforward of approximately $6,300,000 which expires in 2000. Approximately $8,000,000 of the net operating loss carryforward has been acquired with the purchase of subsidiaries and must be used to offset future income from profitable operations within those subsidiaries.

         The following is a reconciliation of the reported amount of income tax expense for the years ended December 31, 1997 and December 31, 1998 to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income:


                                                        1997           1998
                                                        ----           ----
Tax expense using statutory rate                        $ 86           $ --
Application of net operating loss carryforward           (86)            --
Alternative minimum tax provision                         27             --
State income taxes                                        36             34
                                                        ----           ----
     Current tax expense                                $ 63           $ 34
                                                        ====           ====

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

         Total deferred tax liabilities, relating primarily to property and equipment as of December 31, 1998, were approximately $753,000. Total deferred tax assets, primarily related to the net operating loss carryforward, were approximately $20,538,000 at December 31, 1998. The total net deferred tax asset is offset by a valuation allowance of approximately $19,785,000 at December 31, 1998, resulting in no impact to Harken's results of operations.

 (11)  RELATED PARTY TRANSACTIONS

         In June 1997, Harken added to its Board of Directors a new director who is also a managing director of EnCap Investments L.C. ("EnCap"). EnCap has historically provided financial consulting and investment banking services to Harken. In connection with the June 1997 placement of the 5 1/2% European Notes, EnCap received as a financial consulting fee, $466,667 in cash, and a warrant to purchase 50,000 shares of Harken common stock at any time after December 11, 1997 and on or before December 11, 1999 at an exercise price of $5.00 per share. As described in Note 6 -- Development Finance and Operating Agreements, in October 1997, Harken entered into a Development Finance Agreement with the EnCap Investors. EnCap serves as the general partner of three of the EnCap Investors and the new Harken director serves as a director of the fourth EnCap Investor. In connection with the EnCap Development Finance Agreement, EnCap received an investment banking fee of $500,000. As described in Note 2 - Acquisitions, in May 1998 Harken acquired the Bargo Properties from St. Martinville Partners, Ltd. and Bargo Energy Company, which are affiliates of EnCap. Harken believes that the above transactions were made at terms at least as favorable to Harken as those that could have been secured with an unrelated party.

         During 1997 and 1998, Harken made secured short-term loans to certain members of Harken's Board of Directors and Management. Such notes receivable are reflected in Harken's consolidated balance sheet at December 31, 1997 and December 31, 1998 as Related Party Notes Receivable.

         During 1994, an agreement was reached with an officer whereby a certain note receivable from the officer for $520,000, together with accrued interest, was forgiven equally over three installments dated April 1994, July 1995 and December 1996 with each installment of such forgiveness contingent upon the officer's continued employment through the date of each such installment. Harken included an installment of this forgiveness totaling $232,000 per year in general and administrative expense during the year ended December 31, 1996.

 (12)  OTHER INFORMATION

         Quarterly Data -- (Unaudited) -- The following tables summarize selected quarterly financial data for 1997 and 1998 expressed in thousands, except per share amounts:


                                                    Quarter Ended
                                  -----------------------------------------------   Total
                                  March 31    June 30   September 30  December 31    Year
                                  --------   --------     --------      --------   --------

1997
Revenues                          $  4,251   $  4,027     $  5,000      $  5,490   $ 18,768
Gross profit                         2,441      1,917        1,986         2,188      8,532
Net income                              68         46           38            37        189
Basic and diluted income
per common share                  $   0.00   $   0.00     $   0.00      $   0.00   $   0.00



1998
Revenues                          $  4,362   $  4,896     $  5,754      $  4,758   $ 19,770
Gross profit                         1,318      1,288        1,407           931      4,944
Net income (loss)                       84         75      (27,712)      (24,903)   (52,456)
Basic and diluted income (loss)
per common share                  $   0.00   $   0.00     $  (0.22)     $  (0.20)  $  (0.42)

         Significant Customers -- In 1996, two oil purchasers and a gas purchaser represented 27%, 16% and 10%, respectively, of consolidated revenues. In 1997, one oil purchaser represented 15% of consolidated revenues. In 1998, no individual purchaser represented 10% or more of consolidated revenues. Harken has secured and maintains letters of credit with significant purchasers. In addition, management does not feel that the loss of a significant purchaser would significantly impact the operations of Harken due to the availability of other potential purchasers for its oil and gas production.

         Operating Segment Information -- Harken divides its operations into two operating segments which are managed and evaluated by Harken as separate operations. Harken's North American operating segment currently relates to Harken's exploration, development, production and acquisition efforts in the United States whereby production cash flows are discovered or acquired, and operate primarily through traditional ownership of mineral interests in the various states in which it operates. Harken's North American production is sold to established purchasers and generally transported through an existing and well-developed pipeline infrastructure. Harken's South American operating segment currently relates to Harken's exploration, development, production and acquisition efforts in Colombia and Costa Rica. South American segment production cash flows are discovered through extensive drilling operations conducted under Association Contract arrangements with the state-owned oil and gas companies/ministries in the respective countries. Harken's South American production is currently sold to local purchasers with anticipated future production levels requiring export marketing operations to purchasers outside of the originating country. Harken's South American operations are heavily capital intensive in the exploration and development phases due to remote well locations and the general need for the construction of Harken's own pipeline connections and production facilities. During the three-year period ended December 31, 1998, none of Harken's South American segment operations related to Costa Rica.

         Harken's accounting policies for each of its operating segments are the same as those described in Note 1 Summary of Significant Accounting Policies. There are no intersegment sales or transfers. Revenues and expenses not directly identifiable with either segment, such as certain general and administrative expenses, are allocated by Harken based on various internal and external criteria including an assessment of the relative benefit to each segment.

         Harken's financial information for each of its operating segments is as follows for each of the three years in the period ended December 31, 1998:



                                                NORTH                       SOUTH
                                               AMERICA                     AMERICA                     TOTAL
                                               -------                     -------                     -----
FOR THE YEAR ENDED
   DECEMBER 31, 1996:

Operating revenues                             $  12,341                   $      --                   $  12,341
Interest and other income                            898                         682                       1,580
Depreciation and amortization                      3,540                          55                       3,595
Interest expense and other, net                      970                         722                       1,692
Income tax expense                                    --                          --                          --
Segment profit (loss)                                697                      (1,038)                       (341)
Capital expenditures                              18,896                       9,161                      28,057
Total assets at end of year                       90,331                      32,669                     123,000

FOR THE YEAR ENDED
   DECEMBER 31, 1997:

Operating revenues                             $  14,113                   $      --                   $  14,113
Interest and other income                          2,327                       2,328                       4,655
Depreciation and amortization                      5,102                          81                       5,183
Interest expense and other, net                      720                         810                       1,530
Income tax expense                                    63                          --                          63
Segment profit (loss)                              1,197                      (1,008)                        189
Capital expenditures                               6,413                      34,709                      41,122
Total assets at end of year                      130,953                     107,560                     238,513

FOR THE YEAR ENDED
   DECEMBER 31, 1998:

Operating revenues                             $  10,394                   $     538                   $  10,932
Interest and other income                          4,611                       4,227                       8,838
Depreciation and amortization                      5,136                         183                       5,319
Valuation allowance                               50,518                          --                      50,518
Interest expense and other, net                      598                         365                         963
Income tax expense                                    34                          --                          34
Segment profit (loss)                            (52,940)                        484                     (52,456)
Capital expenditures                              23,968                      68,449                      92,417
Total assets at end of year                      108,938                     195,600                     304,538

(13)  OIL AND GAS DISCLOSURES

         Costs Incurred in Property Acquisition, Exploration and Development
Activities:


                                                           Year Ended December 31,
                                                 -----------------------------------------
                                                  1996             1997              1998
                                                  ----             ----              ----
DOMESTIC COSTS INCURRED:
  Acquisition of properties
  Evaluated                                       $16,316          $ 3,896          $11,744
  Unevaluated                                          --               --            8,778
Exploration                                           162              170            2,577
Development                                         2,418            2,347              869
                                                  -------          -------          -------
    Total domestic costs incurred                 $18,896          $ 6,413          $23,968
                                                  =======          =======          =======


INTERNATIONAL COSTS INCURRED:
  Acquisition of properties
    Evaluated                                     $    --          $ 4,115          $   903
    Unevaluated                                        --               --            6,313
  Exploration                                       9,161           30,594           61,233
  Development                                          --               --               --
                                                  -------          -------          -------
     Total international costs incurred           $ 9,161          $34,709          $68,449
                                                  =======          =======          =======

         International costs incurred during 1996, 1997 and 1998 relate to Harken's Colombian operations.

         Capitalized Costs Relating to Oil and Gas Producing Activities:


                                                                   December 31,
                                                -------------------------------------------------
                                                   1996               1997                1998
                                                ---------           ---------           ---------
CAPITALIZED COSTS:
  Unevaluated international properties          $   3,656           $  21,413           $  43,844
  Unevaluated domestic properties                   6,610               5,780               4,372
  Evaluated international properties                5,802              22,754              68,772
  Evaluated domestic properties                    60,188              67,431              92,807
                                                ---------           ---------           ---------
  Total capitalized costs                          76,256             117,378             209,795
    Less accumulated depreciation and
    amortization                                   (8,069)            (12,928)            (68,157)
                                                ---------           ---------           ---------
  Net capitalized costs                         $  68,187           $ 104,450           $ 141,638
                                                =========           =========           =========

     Oil and Gas Reserve Data -- (Unaudited) -- The following information is presented with regard to Harken's proved oil and gas reserves. Such reserve information excludes Harken's share of the future cash flows from the Aneth Gas Plant, which is part of Harken's Four Corners Properties. The reserve values and cash flow amounts reflected in the following reserve disclosures are based on prices received as of year end. During 1996, 1997 and 1998, Harken consummated certain acquisition transactions resulting in additions to its domestic proved oil and gas reserves. (See Note 2 -- Acquisitions for further discussion). As of December 31, 1998, Harken has included no proved reserves related to its Cambulos or Miradores Association Contracts. As Harken identifies proved reserves associated with its Cambulos or Miradores Association Contracts, or identifies proved reserves from additional prospects within its Alcaravan, Bocachico, Bolivar or Los Olmos Association Contracts, such reserves will be added in the year of their discovery. Colombian reserves reflect Harken's net interest after consideration for certain development finance and operating agreements and additionally reflect the net Harken interest assuming full participation by Ecopetrol. If any of Harken's producing fields are considered by Ecopetrol not to be a commercial discovery, Harken's share of such reserves could be increased accordingly. As of December 31, 1998, Harken has not applied to Ecopetrol for a declaration of a commercial discovery relating to any of its proved Colombian reserves. For further discussion of Harken's Colombian operations, see Note 5 -- International Operations. Harken has reflected no reserves related to its Costa Rica operations.

     Proved oil and gas reserves are defined as the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Reservoirs are considered proved if economic productivity is supported by either actual production or conclusive formation tests. The area of a reservoir considered proved includes that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. Reserves which can be produced economically through application of improved recovery techniques are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

     The reliability of reserve information is considerably affected by several factors. Reserve information is imprecise due to the inherent uncertainties in, and the limited nature of, the data base upon which the estimating of reserve information is predicated. Moreover, the methods and data used in estimating reserve information are often necessarily indirect or analogical in character rather than direct or deductive. Furthermore, estimating reserve information, by applying generally accepted petroleum engineering and evaluation principles, involves numerous judgements based upon the engineer's educational background, professional training and professional experience. The extent and significance of the judgements to be made are, in themselves, sufficient to render reserve information inherently imprecise.

     "Standardized measure" relates to the estimated discounted future net cash flows and major components of that calculation relating to proved reserves at the end of the year in the aggregate and by geographic area, based on year end prices, costs, and statutory tax rates and using a 10% annual discount rate.

                                                                       (Unaudited)
                                     ------------------------------------------------------------------------------
                                           United States                Colombia               Total Worldwide
                                     ----------------------      ----------------------      ----------------------
                                        Oil          Gas            Oil          Gas            Oil          Gas
                                     (Barrels)      (Mcf)        (Barrels)      (Mcf)        (Barrels)      (Mcf)
                                     --------      --------      --------      --------      ---------     --------
                                                                      (in thousands)

PROVED RESERVES:

AS OF DECEMBER 31, 1995                 3,523        29,203            --            --         3,523        29,203
  Extensions and discoveries                5         2,401         1,426           257         1,431         2,658
  Revisions                               (22)       (3,117)           --            --           (22)       (3,117)
  Production                             (370)       (1,409)           --            --          (370)       (1,409)
  Purchases of reserves in place        2,216         4,770           611         2,055         2,827         6,825
                                     --------      --------      --------      --------      --------      --------

AS OF DECEMBER 31, 1996                 5,352        31,848         2,037         2,312         7,389        34,160
  Extensions and discoveries               95         3,977         3,922           134         4,017         4,111
  Revisions                              (546)       (8,437)        1,586         1,067         1,040        (7,370)
  Production                             (416)       (1,922)           --            --          (416)       (1,922)
  Purchases of reserves in place          345         4,185           713           129         1,058         4,314
                                     --------      --------      --------      --------      --------      --------

AS OF DECEMBER 31, 1997                 4,830        29,651         8,258         3,642        13,088        33,293
  Extensions and discoveries              103         2,871        18,144        41,866        18,247        44,737
  Revisions                            (2,180)       (7,824)       (1,310)         (145)       (3,490)       (7,969)
  Production                             (433)       (2,063)          (61)           --          (494)       (2,063)
  Sales of reserves in place               (5)          (27)           --            --            (5)          (27)
  Purchases of reserves in place        1,325         5,723         2,851        34,757         4,176        40,480
                                     --------      --------      --------      --------      --------      --------

AS OF DECEMBER 31, 1998                 3,640        28,331        27,882        80,120        31,522       108,451
                                     ========      ========      ========      ========      ========      ========

PROVED DEVELOPED RESERVES AT:

  December 31, 1996                     3,757        11,822           252            45         4,009        11,867
  December 31, 1997                     3,002        15,080         1,599           167         4,601        15,247
  December 31, 1998                     1,859        13,804         9,642         3,026        11,501        16,830

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:


                                                                      (Unaudited)
                                                 ------------------------------------------------------
                                                 United States         Colombia         Total Worldwide
                                                 -------------         ---------        ---------------
                                                                     (in thousands)

DECEMBER 31, 1997:
     Future cash inflows                           $ 176,308           $ 118,825           $ 295,133
        Production costs                             (60,213)            (24,996)            (85,209)
        Development costs                            (14,874)            (29,083)            (43,957)
                                                   ---------           ---------           ---------
     Future net inflows before income tax            101,221              64,746             165,967
     Future income taxes                                  --             (21,424)            (21,424)
                                                   ---------           ---------           ---------
     Future net cash flows                           101,221              43,322             144,543
     10% discount factor                             (44,244)             (9,719)            (53,963)
                                                   ---------           ---------           ---------
Standardized measure of discounted future
net cash flows                                     $  56,977           $  33,603           $  90,580
                                                   =========           =========           =========



DECEMBER 31, 1998:
     Future cash inflows                           $  92,210           $ 286,934           $ 379,144
        Production costs                             (29,689)            (24,571)            (54,260)
        Development costs                            (17,239)            (41,757)            (58,996)
                                                   ---------           ---------           ---------
     Future net inflows before income tax             45,282             220,606             265,888
     Future income taxes                                  --             (38,914)            (38,914)
                                                   ---------           ---------           ---------
     Future net cash flows                            45,282             181,692             226,974
     10% discount factor                             (20,602)            (61,521)            (82,123)
                                                   ---------           ---------           ---------
Standardized measure of discounted future
net cash flows                                     $  24,680           $ 120,171           $ 144,851
                                                   =========           =========           =========

Changes In Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

                                                                     (Unaudited)
                                                      ---------------------------------------
                                                         1996           1997          1998
                                                      ---------      ---------      ---------
    WORLDWIDE                                                      (in thousands)

Standardized measure -- beginning of year             $  58,776      $ 142,243      $  90,580
Increase (decrease)
  Sales, net of production costs                         (7,577)        (8,195)        (4,759)
  Net change in prices, net of production costs          51,070        (67,852)       (53,357)
  Development costs incurred                                949          5,345         11,159
  Change in future development costs                        209          2,901         18,243
  Change in future income taxes                          (5,465)        (4,898)        (9,404)
  Revisions of quantity estimates                        (7,791)        (3,931)       (19,929)
  Accretion of discount                                   5,878         14,224          9,058
  Changes in production rates, timing and other           1,227        (14,051)       (11,756)
  Extensions and discoveries, net of future costs        12,475         16,007         82,230
  Sales of reserves-in-place                                 --             --            (42)
  Purchases of reserves-in-place                         32,492          8,787         32,828
                                                      ---------      ---------      ---------
Standardized measure -- end of year                   $ 142,243      $  90,580      $ 144,851
                                                      =========      =========      =========


(14) COMMITMENTS AND CONTINGENCIES

         Operating Leases -- Harken leases its corporate and certain other office space and certain field operating offices. Total office and operating lease expense during 1996, 1997 and 1998 was $359,000, $551,000, and $1,054,000
respectively. Future minimum rental payments required under all leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1998, net of sublease arrangements, are as follows:


Year                                                  Amount
----                                                  ------
1999                                                  $1,220
2000                                                   1,110
2001                                                     801
2002                                                     575
2003                                                      98
Thereafter                                                --
                                                      ------
   Total minimum payments required                    $3,804
                                                      ======

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

         In September 1997, Harken Exploration Company, a wholly-owned subsidiary of Harken, was served with a lawsuit filed in Amarillo, Texas in Federal District Court for the Northern District of Texas styled D. E. Rice and Karen Rice, as Trustees for the Rice Family Living Trust vs. Harken Exploration Company. The Rice Family Living Trust ("Rice") is a surface land owner in Hutchinson County, Texas. Rice has alleged that oil and saltwater spills from Harken Exploration Company's equipment and wells have polluted and otherwise damaged its property. Rice is seeking payment of costs to prevent, minimize and mitigate the alleged oil pollution, costs to restore and repair the land and vegetation, costs to decontaminate the ground and surface water, interest, attorneys' fees, and punitive damages. Furthermore, Rice has requested that Harken Exploration Company be enjoined from producing any oil or gas from its lands. Rice has alleged that remediation of all of the pollution on its land will cost approximately $40,000,000. Harken believes that this lawsuit is wholly without merit. Harken has asserted numerous defenses, all of which Harken believes are meritorious. Harken intends to defend itself vigorously. The lawsuit is expected to go to trial in 1999. In Harken management's opinion, the results of the lawsuit will not have a material adverse effect on Harken's financial position.

         Harken has accrued approximately $2,714,000 at December 31, 1998 relating to certain other operational or regulatory liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in significant loss exposure to Harken.

         Year 2000 issues -- Harken is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by Harken's computer systems. The Year 2000 issue involves circumstances where a computerized system may not properly recognize or process date-sensitive information on or after January 1, 2000. The Year 2000 problem is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of Harken's programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000, which could result in miscalculations or system failures. The problem is not limited to computer systems. Year 2000 issues will also potentially affect every non-information technology system that has an embedded microchip, such as elevators.

         Harken began a formal process in 1998 to identify those internal computerized systems that are not Year 2000 compliant, prioritize those business-critical computerized systems that need remediation or replacement, test compliance once the appropriate corrective measures have been implemented, and develop any contingency plans where considered necessary. In addition, Harken is continuing to conduct a survey of purchasers, vendors and customers that Harken believes could have an impact on Harken's material business operations.

         Harken's information technology infrastructure consists of desktop Pentium class Intel based PC systems, servers and UNIX based computers and off-the-shelf software packages. The systems are networked via Microsoft and other telecommunications equipment. Harken does not use mini or mainframe computer systems and uses only off-the-shelf software products.

         Assessment. Based on Harken's internal review and discussions with third parties regarding the Year 2000 problem, Harken believes that its exposure to potential Year 2000 problems exists in two general areas: technological operations, including non-information technology systems, which are in the sole control of Harken, and technological operations which are dependent in some way on one or more third parties. Failure to achieve high levels of Year 2000 compliance in either area could have a material adverse impact on Harken.

         Remediation and Implementation. In the area of technological operations which are under Harken's exclusive control, Harken is currently involved in the identification and remediation of affected technological functions, including non-information technology systems. Harken has completed its assessment of Year 2000 readiness of its internal computerized systems. Harken is in the process of installing upgrades to its off-the-shelf financial and operational software applications, hardware and telecommunications equipment. Harken expects that such remediation procedures will be completed by the second quarter of 1999. Harken is in the identification and assessment phase with respect to its non-information technology systems, which is projected to continue until the third quarter of 1999.

         Testing. Harken will begin updating and testing of the newly upgraded systems for Year 2000 compliance, and expects that all testing will be completed by the third quarter of 1999. Upon completion, Harken will be able to identify any internal computer systems that remain non-compliant. At present, it is anticipated that Harken's action plan for addressing Year 2000 problems will be successfully completed in all material respects in advance of January 1, 2000.

         Third Parties. Harken has assessed the level of Year 2000 issues associated with its most significant vendors, suppliers, partners and major customers. All of Harken's oil and gas sales revenues are derived from oil and gas production from its domestic and Colombian operations. Harken's domestic operations are dependent upon its various purchasers or pipeline operators who transport oil or gas for its purchasers. In addition, Harken's Colombian operations may also become dependent upon the transportation of oil through outside owned facilities or pipelines. Harken is monitoring progress of its various domestic purchasers and pipelines, as well as potential Colombian outside owned facilities on their activities related to the Year 2000. At this time, Harken expects that field operations will not be interrupted due to improper recognition of the Year 2000 by computerized systems of its various purchasers and pipelines.

         Harken also relies on other oil and gas service providers, vendors, and financial institutions in its daily operations. Harken believes it has identified those third-party relationships that could have a material adverse effect on Harken's results of operations and financial position should their computerized systems not be compliant for the Year 2000. Harken continues with its efforts to survey the identified third parties on their readiness for the Year 2000 and establish appropriate alternatives, if needed, where noncompliance may pose a risk to Harken's operations.

         Although Harken is making these efforts to ensure that the third parties on which it is heavily reliant are Year 2000 compliant, it cannot predict the likelihood of such compliance occurring nor the direct or indirect costs to Harken of non-compliance by those third parties or of securing such services from compliant third parties. Harken has no control over these third parties' compliance and cannot give assurances that these third parties' representations to Harkens are accurate. Therefore, there can be no guarantee that Year 2000 problems originating with a third party will not occur and no absolute assurance that third parties will convent their systems in a timely manner. Assuming that such third parties are not or do not become Year 2000 compliant in a timely manner, to the extent Harken is unable to replace the goods, services or customers with alternate sources of supply and demand on a timely and economically equivalent basis, such failure would likely have a material adverse effect on Harken's business and results of operations.

         Estimated Costs. The total financial effect that Year 2000 issues will have on Harken cannot be predicted with any certainty at this time. In fact, in spite of all efforts being made to rectify these problems, the success of Harken's efforts will not be known with certainty until the year 2000 actually arrives. Based on its assessment to date, Harken does not believe that the costs to resolve any Year 2000 issues will be material. To date, Harken has spent less than $100,000 on Year 2000 matters and it expects that the total cost, primarily consulting fees and software purchases, will not exceed $200,000.

         Contingency Plan. Harken has not completed its implementation and testing of Year 2000 compliant systems. However, a reasonably likely worst case scenario is that Harken or certain of its purchasers or other vendors fail to correct a material Year 2000 problem, which results in an interruption of Harken's transportation and sale of Harken's crude oil and natural gas production sales revenues. Certain interruptions could result in a material adverse effect on Harken's results of operations, cash flows and financial condition. Due to the inherent uncertainties relating to the effect of the Year 2000 on Harken's operations, it is difficult to predict what impact, if any, noncompliance with the Year 2000 issue will have on Harken's results of operations, cash flows and financial condition. Based on the results of the implementation and testing of Harken's Year 2000 affected systems and ongoing assessment of the readiness of its vendors, suppliers, partners and major customers, Harken will develop appropriate contingency plans that address the most reasonably likely worst case scenarios. Harken expects to have such contingency plans in place by the end of the third quarter of 1999. A failure to address Year 2000 issues successfully could have a material adverse effect on Harken's business, financial condition or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           See "Item 1. Business" above for a discussion of the Executive Officers of Harken. Reference is made to the material under the caption "Election of Directors" in the Registrant's definitive Proxy Statement to be filed on or before April 30, 1999 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in June 1999, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Reference is made to the material under the caption "Compensation of Executive Officers" in the Registrant's definitive Proxy Statement to be filed on or before April 30, 1999 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in June 1999, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         Reference is made to the material under the caption "Ownership of Common Stock" in the Registrant's definitive Proxy Statement to be filed on or before April 30, 1999 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in June 1999, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the material under the caption "Certain Transactions" in the Registrant's definitive Proxy Statement to be filed on or before April 30, 1999 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in June 1999, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      The following documents are filed as a part of this report:

         (1) Financial Statements included in PART II of this report:

                                                                                                        PAGE
                                                                                                        ----
           Harken Energy Corporation and Subsidiaries
           -- Report of Independent Public Accountants...............................................     39
           -- Selected Financial Information and Other Data for the five years ended
                 December 31, 1998...................................................................     25
           -- Consolidated Balance Sheets -- December 31, 1997 and 1998..............................     40
           -- Consolidated Statements of Operations for the three years ended
                 December 31, 1998 ..................................................................     41
           -- Consolidated Statements of Stockholders' Equity for the three years ended
                 December 31, 1998...................................................................     42
           -- Consolidated Statements of Cash Flows for the three years ended
                 December 31, 1998...................................................................     43
           -- Notes to Consolidated Financial Statements.............................................     44

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

       3.7 Amendment to the Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.6 to Harken's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, File No. 0-9207, and incorporated by reference herein).

       3.8      Bylaws of Harken Energy Corporation, as amended (filed as
                Exhibit 3.2 to Harken's Annual Report on Form 10-K for fiscal year ended December 31, 1989, File No. 0-9207, and incorporated by reference herein).

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

       10.14 Association Contract (Miradores) dated as of December 1997, but effective as of February 1998, by and between Empresa Colombia de Petroleos (filed as Exhibit 10.14 to Harken's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-9207, and incorporated herein by reference).

       10.15 Development Finance Agreement dated as of October 17, 1997, by and among Harken, Harken Capital Corporation and the other signatories thereto (filed as Exhibit 10.1 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, File No. 0-9207, and incorporated herein by reference).

       10.16 Development Finance Agreement dated as of December 24, 1997, by and among Harken and the other signatories thereto (filed as Exhibit 10.16 To Harken's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-9207, and incorporated herein by reference).

       10.17 Exchange Agreement dated as of December 24, 1997, by and among Harken, Harken Capital Corporation and the other signatories thereto (filed as Exhibit 10.17 To Harken's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-9207, and incorporated herein by reference).

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

       22       Subsidiaries of Harken.

       24       Power of Attorney.

       27       Financial Data Schedule.

(b)    Reports on Form 8-K

       None.

                                   SIGNATURES

       Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irving, State of Texas, on March 30, 1999.

       HARKEN ENERGY CORPORATION


                                      *
       ------------------------------------------------------
       Mikel D. Faulkner, Chairman of the Board of Directors and Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           Signature                                    Title                                      Date
--------------------------------       ----------------------------------------         ----------------------------




             *
-------------------------------        Chairman of the Board of Directors and                  March 30, 1999
Mikel D. Faulkner                      Chief Executive Officer (Principal
                                       Executive Officer)




             *
-------------------------------        Vice Chairman of the Board of Directors                 March 30, 1999
Richard H. Schroeder




/s/ Bruce N. Huff
----------------------------           President, Chief Financial Officer and Director         March 30, 1999
Bruce N. Huff





             *
-------------------------------        Executive Vice President, Chief                         March 30, 1999
Stephen C. Voss                        Operating Officer and Director

             *                         Director                                                March 30, 1999
------------------------------
Michael M. Ameen, Jr.




                                       Director                                                March 30, 1999
------------------------------
Michael R. Eisenson




            *                          Director                                                March 30, 1999
------------------------------
Gary R. Peterson




            *                          Director                                                March 30, 1999
------------------------------
Donald W. Raymond




            *                          Director                                                March 30, 1999
------------------------------
Hobart A. Smith




            *                          Director                                                March 30, 1999
------------------------------
Gary B. Wood



*Bruce N. Huff, by signing his name hereto, does hereby sign this Annual Report on Form 10-K for the year ended December 31, 1998 on behalf of Harken Energy Corporation and each of the above-named officers and directors of such Company pursuant to powers of attorney, executed on behalf of the Company and each officer and director.



/s/ Bruce N. Huff
------------------------------
Bruce N. Huff,
Attorney-in-Fact

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

       3.7      Amendment to the Certificate of Incorporation of Harken Energy
                Corporation (filed as Exhibit 3.6 to Harken's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, File
                No. 0-9207, and incorporated by reference herein).

       3.8      Bylaws of Harken Energy Corporation, as amended (filed as
                Exhibit 3.2 to Harken's Annual Report on Form 10-K for fiscal year ended December 31, 1989, File No. 0-9207, and incorporated by reference herein).

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

       10.14 Association Contract (Miradores) dated as of December 1997, but effective as of February 1998, by and between Empresa Colombia de Petroleos (filed as Exhibit 10.14 to Harken's Annual Report on Form 10-K for the year ended December 31, 1997, File No.
                0-9207, and incorporated herein by reference).

       10.15 Development Finance Agreement dated as of October 17, 1997, by and among Harken, Harken Capital Corporation and the other signatories thereto (filed as Exhibit 10.1 to Harken's
                Quarterly Report on Form 10-Q for the quarterly period ended
                September 30, 1997, File No. 0-9207, and incorporated herein by reference).

       10.16 Development Finance Agreement dated as of December 24, 1997, by and among Harken and the other signatories thereto (filed as Exhibit 10.16 To Harken's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-9207, and incorporated herein by reference).

       10.17 Exchange Agreement dated as of December 24, 1997, by and among Harken, Harken Capital Corporation and the other signatories thereto (filed as Exhibit 10.17 To Harken's Annual Report on
                Form 10-K for the year ended December 31, 1998, File No.
                0-9207, and incorporated herein by reference).

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