Form 10-Q
period 1999-03-31
HARKEN ENERGY CORP
filed 1999-05-13
CIK 313478

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-9207

                           HARKEN ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              95-2841597
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

    16285 PARK TEN PLACE, SUITE 600                                77084
            HOUSTON, TEXAS                                       (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code (281) 717-1300


       INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                              ---    ---

         The number of shares of Common Stock, par value $0.01 per share, outstanding as of April 30, 1999 was 133,560,830.

================================================================================

                           HARKEN ENERGY CORPORATION
                           INDEX TO QUARTERLY REPORT
                                 MARCH 31, 1999

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1.  Condensed Financial Statements

              Consolidated Condensed Balance Sheets.........................  4

              Consolidated Condensed Statements of Operations...............  5

              Consolidated Condensed Statements of Stockholders' Equity.....  6

              Consolidated Condensed Statements of Cash Flows...............  7

              Notes to Consolidated Condensed Financial Statements..........  8

     Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................. 24

PART II.  OTHER INFORMATION

              Notes Concerning Other Information............................ 34

SIGNATURES    .............................................................. 37

                         PART I - FINANCIAL INFORMATION

                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)


                                                                    DECEMBER 31,      MARCH 31,
                                                                       1998             1999
                                                                   -------------    ------------
     ASSETS
Current Assets:
   Cash and temporary investments                                  $ 141,545,000    $  91,454,000
   Accounts and notes receivable, net                                  1,605,000        2,454,000
   Related party notes receivable                                        398,000          466,000
   Prepaid expenses and other current assets                             615,000          818,000
                                                                   -------------    -------------
        Total Current Assets                                         144,163,000       95,192,000

Property and Equipment, net                                          149,900,000      156,104,000

Other Assets, net                                                     10,475,000       11,203,000
                                                                   -------------    -------------
                                                                   $ 304,538,000    $ 262,499,000
                                                                   =============    =============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Trade payables                                                  $  12,496,000    $   3,746,000
   Accrued liabilities and other                                       7,350,000        6,364,000
   Revenues and royalties payable                                        580,000          517,000
                                                                   -------------    -------------
        Total Current Liabilities                                     20,426,000       10,627,000

European Convertible Notes Payable                                    85,000,000       85,000,000

Deferred Revenue                                                      19,170,000       12,849,000

Commitments and Contingencies (Note 13)

Stockholders' Equity:
   Series F Preferred Stock, $1.00 par value; 15,000 shares
      authorized and issued as of December 31, 1998                       15,000             --
   Common stock, $0.01 par value; 225,000,000 shares authorized;
      134,758,830 and 134,778,830 shares issued, respectively          1,348,000        1,348,000
   Additional paid in capital                                        327,498,000      310,703,000
   Retained deficit and other comprehensive income                  (146,367,000)    (155,476,000)
   Treasury stock, at cost, 700,000 shares held                       (2,552,000)      (2,552,000)
                                                                   -------------    -------------
          Total Stockholders' Equity                                 179,942,000      154,023,000
                                                                   -------------    -------------
                                                                   $ 304,538,000    $ 262,499,000
                                                                   =============    =============


     The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                               ------------------------------
                                                                   1998             1999
                                                               --------------  --------------
Revenues:
  Oil and gas operations                                       $  2,700,000      $  3,080,000
  Interest and other income                                       1,662,000         1,256,000
                                                               ------------      ------------
                                                                  4,362,000         4,336,000
                                                               ------------      ------------
Costs and Expenses:
  Oil and gas operating expenses                                  1,382,000         1,458,000
  General and administrative expenses, net                        1,758,000         1,789,000
  Depreciation and amortization                                   1,130,000         1,358,000
  Interest expense and other, net                                     8,000           413,000
                                                               ------------      ------------
                                                                  4,278,000         5,018,000
                                                               ------------      ------------

          Income (loss) before income taxes                    $     84,000      $   (682,000)

Income tax expense                                                       --                --
                                                               ------------      ------------

          Net income (loss)                                    $     84,000      $   (682,000)
                                                               ============      ============

Accretion related to preferred stock                                     --        (8,427,000)
                                                               ------------      ------------

          Net income (loss) attributed to
             common stock                                      $     84,000      $ (9,109,000)
                                                               ============      ============

Income (loss) per common share:
  Basic income (loss) per common share                         $       0.00      $      (0.07)
                                                               ============      ============
  Weighted average shares outstanding                           122,441,279       134,073,116
                                                               ============      ============

  Diluted income (loss) per common share                       $       0.00      $      (0.07)
                                                               ============      ============
  Weighted average shares outstanding                           133,093,340       134,073,116
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

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                                                                   ACCUMULATED
                                                                    ADDITIONAL                                        OTHER
                                        PREFERRED        COMMON       PAID IN      TREASURY           RETAINED    COMPREHENSIVE
                                          STOCK          STOCK        CAPITAL       STOCK             DEFICIT      INCOME (LOSS)
                                       -----------    ------------ -------------- -----------      ------------- ---------------
Balance, December 31, 1997            $          --     $1,218,000  $ 248,770,000 $         --     $ (92,199,000) $    92,000
  Issuance of common stock, net                  --         51,000     25,110,000           --                --           --
  Issuance of preferred stock                15,000             --     14,437,000           --                --           --
  Accretion of preferred stock                   --             --      1,846,000           --        (1,846,000)          --
  Conversions of European notes
     payable                                     --         79,000     37,335,000           --                --           --
  Treasury shares purchased                      --             --             --   (2,552,000)               --           --
  Comprehensive income:
     Equity adjustment from
     foreign currency translation                --             --             --           --                --       42,000
     Net loss                                    --             --             --           --       (52,456,000)          --
          Total comprehensive
          income (loss)
                                      -------------  -------------  ------------- ------------     -------------   ----------
Balance, December 31, 1998                   15,000      1,348,000    327,498,000   (2,552,000)     (146,501,000)     134,000
  Issuance of common stock, net                  --             --         47,000           --                --           --
  Accretion of preferred stock                   --             --      8,427,000           --        (8,427,000)          --
  Redemption of preferred stock             (15,000)            --    (25,269,000)          --             --              --
  Comprehensive income:
     Net loss                                    --             --             --           --          (682,000)          --
          Total comprehensive
          income (loss)
                                      -------------  -------------  ------------- ------------     -------------   ----------
Balance, March 31, 1999               $          --     $1,348,000  $ 310,703,000 $ (2,552,000)    $(155,610,000)  $  134,000
                                      =============  =============  ============= ============     =============   ==========


                                          TOTAL
                                      ------------
Balance, December 31, 1997            $157,881,000
  Issuance of common stock, net         25,161,000
  Issuance of preferred stock           14,452,000
  Accretion of preferred stock                  --
  Conversions of European notes
     payable                            37,414,000
  Treasury shares purchased             (2,552,000)
  Comprehensive income:
     Equity adjustment from
     foreign currency translation
     Net loss
          Total comprehensive
          income (loss)                (52,414,000)
                                      ------------
Balance, December 31, 1998             179,942,000
  Issuance of common stock, net             47,000
  Accretion of preferred stock                  --
  Redemption of preferred stock        (25,284,000)
  Comprehensive income:
     Net loss
          Total comprehensive
          income (loss)                   (682,000)
                                      ------------
Balance, March 31, 1999               $154,023,000
                                      ============


   The accompanying Notes to Consolidated Condensed Financial Statements are
                     an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                 -------------------------------
                                                                    1998             1999
                                                                 -------------------------------
Cash flows from operating activities:
   Net income (loss)                                             $      84,000    $    (682,000)
     Adjustment to reconcile net income (loss) to net cash
       provided by operating activities:
       Depreciation and amortization                                 1,130,000        1,358,000
       Amortization of European note issuance costs                         --           72,000
       Provision for doubtful accounts                                  15,000               --

   Change in assets and liabilities:
       (Increase) decrease in accounts receivable                      408,000         (917,000)
       Decrease in trade payables and other                           (915,000)     (10,657,000)
                                                                 -------------    -------------
          Net cash provided by (used in) operating activities          722,000      (10,826,000)
                                                                 -------------    -------------

Cash flows from investing activities:
   Investor advances, net                                            9,798,000               --
   Capital expenditures, net                                       (16,865,000)     (14,028,000)
                                                                 -------------    -------------
          Net cash used in investing activities                     (7,067,000)     (14,028,000)
                                                                 -------------    -------------

Cash flows from financing activities:
   Proceeds from issuances of common stock,
     net of issuance costs                                           1,945,000           47,000
   Redemption of preferred stock                                            --      (25,284,000)
   Investment in segregated account cash, net                       (1,060,000)              --
                                                                 -------------    -------------
          Net cash provided by (used in) financing activities          885,000      (25,237,000)
                                                                 -------------    -------------
Net decrease in cash and temporary investments                      (5,460,000)     (50,091,000)
Cash and temporary investments at beginning of period               85,740,000      141,545,000
                                                                 -------------    -------------
Cash and temporary investments at end of period                  $  80,280,000    $  91,454,000
                                                                 =============    =============
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                    $          --    $          --
     Income taxes                                                           --               --

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1999
                                  (Unaudited)

(1)      MANAGEMENT'S REPRESENTATIONS

         In the opinion of Harken Energy Corporation ("Harken"), the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 1998 and March 31, 1999 and the results of its operations and changes in its cash flows for all periods presented as of March 31, 1998 and 1999. These adjustments represent normal recurring items.

         The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations, although Harken believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Harken's Form 10-K for the year ended December 31, 1998.

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

         The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

(2)      ACQUISITION

         On May 19, 1998, Harken, along with Harken Exploration Company, a wholly-owned subsidiary, purchased working interests in oil and gas properties located in southern Louisiana (the "Bargo Properties") from St. Martinville Partners, Ltd. and Bargo Energy Company. The purchase price consisted of 2,716,483 shares of Harken common stock, having an approximate value of $16,250,000, which were issuable at closing. Pursuant to the Asset Purchase and Sale Agreement, additional consideration having a value of up to $4,000,000 may be payable by Harken to the sellers if the sellers are able to obtain new or renewal leases for certain of the Bargo Properties. The amount of the additional consideration is currently being negotiated with the sellers and is payable at Harken's option in the form of additional shares of Harken common stock or cash. See Note 11 - Related Party Transactions for a discussion of the relationship between Harken and the sellers.

(3)      MARKETABLE SECURITIES

         Included within cash and temporary investments at December 31, 1998 and March 31, 1999 are certain investments in marketable debt securities having maturities of sixty days or less. Harken management determines the appropriate classification of such debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Such debt securities are classified as held-to-maturity as Harken has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. Harken holds no securities which are classified as available-for-sale or trading.

         The following is a summary of held-to-maturity securities:

                                                  December 31,      March 31,
                                                     1998             1999
                                                 --------------   -------------
Included in cash and temporary investments:

     Cost                                        $ 124,398,000    $  75,954,000
     Estimated fair value                          124,914,000       76,137,000




         Harken includes in cash and temporary investments other cash and cash equivalent amounts in addition to the above marketable debt securities.

(4)      PROPERTY AND EQUIPMENT

         A summary of property and equipment follows:

                                                  December 31,      March 31,
                                                     1998             1999
                                                 --------------   -------------
Unevaluated oil and gas properties:

     Unevaluated Colombian properties            $  43,844,000    $  44,238,000
     Unevaluated domestic properties                 4,372,000        4,429,000

Evaluated oil and gas properties:

     Evaluated Colombian properties                 68,772,000       74,343,000
     Evaluated domestic properties                  92,807,000       93,337,000
Facilities, gas plants and other property           14,864,000       15,878,000
Less accumulated depreciation and amortization     (74,759,000)     (76,121,000)
                                                 -------------    -------------
                                                 $ 149,900,000    $ 156,104,000
                                                 =============    =============

(5)  INTERNATIONAL OPERATIONS

         Colombian Operations -- Harken's Colombian operations are conducted through Harken de Colombia, Ltd., a wholly-owned subsidiary of Harken, which held six exclusive Colombian Association Contracts with Empresa Colombiana de Petroleos ("Ecopetrol") as of December 31, 1998 and March 31, 1999. These Association Contracts include the Alcaravan Contract, awarded in 1992, the Bocachico Contract, awarded in 1994, the Cambulos Contract, awarded in 1995, the Bolivar Contract, awarded in 1996, the Miradores Contract, awarded in 1997, and the Los Olmos Contract, awarded in 1998. The Alcaravan and Miradores Contracts currently cover a combined area of approximately 242,000 acres in the Llanos Basin of Eastern Colombia. The Bocachico and Cambulos Contracts cover a combined area of approximately 492,000 acres in the Middle Magdalena Valley of Central Colombia and the Bolivar Contract covers an area of approximately 250,000 acres in the Northern Middle Magdalena Valley of Central Colombia. The Los Olmos Contract covers approximately 374,000 acres in the Lower Magdalena Valley of Northern Colombia.

         Terms of each of the Association Contracts commit Harken to perform certain activities in accordance with a prescribed timetable. As of May 10, 1999, Harken was in compliance with the requirements of each of the Association Contracts, as amended. The Cambulos Association Contract required Harken to have drilled two wells to a depth sufficient to test productive formations for oil and/or gas by May 16, 1999. Harken submitted a request and has received a verbal approval from Ecopetrol to allow for the additional well depth drilled during the recently drilled Islero #1 well to substitute for the obligation to drill a second exploratory well within the third contract year.

         Under the terms of the Association Contracts, if, during the first six years of each contract, Harken discovers one or more fields of producing oil or gas in quantities that are economically exploitable and Ecopetrol agrees that such field is economically exploitable (a "commercial discovery"), the term of that contract will be extended for a period of 22 years from the date of such commercial discovery. Upon discovery or declaration of a field capable of commercial production, and upon commencement of production from that commercial field, Ecopetrol will begin to reimburse Harken for 50% of Harken's successful well costs expended up to the point of declaration of a commercial discovery plus, in the case of the Cambulos, Bolivar, Miradores and Los Olmos Contracts, 50% of all seismic and dry well costs incurred prior to the point of declaration of a commercial discovery. Production from a commercial discovery will be allocated as follows: Ecopetrol, on behalf of the Colombian government, will receive a 20% royalty interest in all production, and all production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Harken until cumulative production from all fields (or the particular productive field under certain of the Association Contracts) in the Association Contract acreage reaches 60 million barrels of oil. As cumulative production increases in excess of 60 million barrels of oil, Ecopetrol's share of production will increase progressively (to a maximum of 75% under certain of the Association Contracts) with a corresponding decrease in Harken's share of production. After a declaration of a commercial discovery, Harken and Ecopetrol will be responsible for all future development costs and operating expenses in direct proportion to their interest in production. For any fields that are not declared by Ecopetrol to be a commercial discovery, Harken would retain the rights to all production after royalty. If Harken proceeds on a sole-risk basis, it will be entitled to receive Ecopetrol's share of production after royalty, until Harken has recovered 200% of its costs, after which time Ecopetrol would receive its share of production.

         Harken has entered into certain development finance and operating agreements with outside parties whereby such parties have received a beneficial interest in certain of Harken's Colombian operations. For further discussion, see Note 6 - Development Finance and Operating Agreements.

         Costa Rica Operations -- In the fourth quarter of 1998, Harken announced that it signed an agreement to participate in approximately 1.4 million acres in the North and South Limon Back Arc Basin onshore and offshore Costa Rica, Central America covered by a bid awarded for an Exploration and Production Contract ("Costa Rica Contract"). The Costa Rica Contract area is comprised of Blocks 2, 3, 4 and 12 from Costa Rica's initial bidding round in October of 1997. Two of the Blocks are located onshore and two are located offshore within Costa Rica's Caribbean territorial waters. The Costa Rica Contract is subject only to the completion of environmental impact studies and final agreements with the Republic of Costa Rica, including the assignment to Harken, and is expected to be signed during the second quarter of 1999.

         Harken's participation in Costa Rica is structured whereby a wholly-owned Harken subsidiary owns 80% of the stock of a Nevada limited liability corporation, Harken Costa Rica Holdings LLC ("HCRH"). An affiliate of MKJ Xploration, Inc. ("MKJ") owns the remaining 20% of the subsidiary. Under the terms of the agreement between Harken and MKJ, Harken will pay $4.2 million to MKJ to purchase its share of the Costa Rica Contract rights from MKJ once an agreement and assignment are signed with the Republic of Costa Rica. Additionally, Harken is committed to contribute an additional $8 million to fund the work program obligations and maintain its 80% ownership under the proposed Costa Rica Contract agreement. In connection with Harken's participation in the Costa Rica Contract rights, Harken issued to MKJ certain non-registered, non-transferable stock purchase warrants to purchase 200,000 shares of Harken common stock which are currently exercisable by the holders thereof at any time after November 12, 1998 and on or before November 12, 2001 at an exercise price of $3.50 per share.

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

         In May 1999, Harken signed a definitive purchase and sale agreement pursuant to which Harken will purchase all of the interests held by Rochester in the Alcaravan and Miradores Association Contract areas. Under the terms of the purchase and sale agreement entered into between Harken and Rochester, Harken will forgive all amounts owed by Rochester to Harken and will issue 2,600,000 shares of Harken common stock. The closing of this transaction is subject to various conditions as agreed upon in the agreement, including Rochester obtaining regulatory and shareholder approvals.

         Parkcrest Financing Agreement -- In January 1997, Harken de Colombia, Ltd. entered into a financing agreement ("the Parkcrest Financing Agreement") with Parkcrest Explorations, Ltd. ("Parkcrest", a Canadian corporation) pursuant to which Parkcrest paid 33 1/3% of the aggregate costs of the Estero #1 well and related production facilities on the Palo Blanco prospect, 33 1/3% of the aggregate costs of the initial well drilled on the Anteojos prospect, the Canacabare #1, and 25% of the aggregate costs related to the Estero #3 well, all of which are located within the Alcaravan Contract area. In addition, Parkcrest was to pay 33 1/3% of the aggregate costs of the initial well to be drilled under the Miradores Association Contract. Parkcrest was also responsible for their contracted percentage share of costs related to seismic on the Alcaravan and Miradores Contract areas. In exchange, Parkcrest, upon its full performance, was to acquire a beneficial interest equal to 25% of the interest held by Harken de Colombia, Ltd. in these prospects.

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

         In April 1999, Harken received notice from EnCap Investments L.C. that the EnCap Investors have elected to exercise their option to convert a 40% portion of the EnCap Participation into shares of Harken common stock. Pursuant to the EnCap Development Finance Agreement, the EnCap Investors are to receive 6,481,512 shares of Harken common stock.

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

         Pursuant to the European Development Finance Agreement, the European Investors, Faisal and Harken each have the right to convert the interest into shares of common stock of Harken pursuant to conversion rights terms identical to those terms related to the EnCap Development Finance Agreement, for a period of two years beginning in December 1998. In December 1998, one of the European Investors exercised their right to convert all their Institutional Participation into shares of Harken common stock. Harken elected to pay cash of approximately $2.3 million in lieu of issuing Harken common stock. In April and May 1999, respectively, Harken received notice from the remaining European Investors that they had elected to exercise their option to convert all of their Institutional Participation into shares of Harken common stock. Pursuant to the European Development Finance Agreement, the European Investors are to receive 1,908,637 and 1,121,738 shares, respectively, of Harken common stock. Also, in April 1999, Harken received notice from Faisal that it had elected to exercise its option to convert a two-thirds portion of its Institutional Participation into shares of Harken common stock. Pursuant to the Development Finance Agreement with Faisal, Faisal is to receive 1,316,829 shares of Harken common stock.

(7)  EUROPEAN CONVERTIBLE NOTES PAYABLE

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

         Upon closing, all proceeds from the sale of the 5 1/2% European Notes, net of commissions and issuance costs, were each initially paid to a Trustee under the terms of a Trust Indenture covering each issue and held in separate interest bearing Trust accounts (the "Segregated Accounts") to be maintained for Harken's benefit until the Trustee was presented with evidence of sufficient asset value, as defined in the Trust Indenture, held by Harken to permit an advance of a portion of the proceeds. Until all of the 5 1/2% European Notes were converted, Harken was to maintain an Asset Value Coverage Ratio as defined in the Trust Indenture. Upon the June 1998 conversion of the 5 1/2% European Notes which remained outstanding, Harken transferred the approximately $37.6 million in the Segregated Accounts to its main operating account.

         5% European Notes -- On May 26, 1998, Harken issued to qualified purchasers a total of $85 million in 5% Senior Convertible Notes (the "5% European Notes") which mature on May 26, 2003. In connection with the sale and issuance of the 5% European Notes, Harken paid approximately $4,256,000 from the 5% European Notes proceeds for commissions and issuance costs. Interest incurred on these notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are converted. Such 5% European Notes are convertible into shares of Harken common stock at an initial conversion price of $6.50 per share, subject to adjustment in certain circumstances ("the 5% European Note Conversion Price"). The Trust Indenture provided for a 3 percent premium on the number of shares of Harken common stock issuable on conversion to holders of the 5% European Notes who converted prior to November 25, 1998. None of the bondholders have exercised their conversion option as of May 10, 1999. The 5% European Notes are also convertible by Harken into shares of Harken common stock after May 26, 1999, if for any period of thirty consecutive days commencing on or after May 26, 1998, the average of the closing prices of Harken common stock for each trading day during such thirty-day period shall have equaled or exceeded 125% of the 5% European Note Conversion Price (or $8.125 per share of Harken common stock). The 5% European Notes may be redeemed for cash, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002, Harken may redeem up to 50% of the 5% European Notes in exchange for shares of Harken common stock at a defined conversion price based on an average market price of Harken common stock. Beginning May 26, 2003, Harken may similarly redeem all remaining 5% European Notes. The 5% European Notes are listed on the Luxembourg Stock Exchange.

         Commissions and issuance costs associated with the European Notes are deferred and are included in Other Assets and are amortized to interest expense over the period until conversion or maturity of the European Notes. As European Notes are converted to Harken common stock, a pro-rata portion of these deferred costs are charged to Additional Paid-In Capital.

(8)  STOCKHOLDERS' EQUITY

         Common Stock -- Harken currently has authorized 225,000,000 shares of $.01 par common stock. At December 31, 1998 and March 31, 1999, Harken had issued 134,758,830 shares and 134,778,830 shares, respectively.

         Treasury Stock -- At December 31, 1998 and March 31, 1999, Harken held 700,000 shares of Harken common stock purchased in the open market at a cost of $2,552,000. In April 1999, Harken acquired 518,000 additional shares of Harken common stock at a cost of $960,000.

         Issuance of European Convertible Notes Payable -- In June 1997, Harken issued to qualified purchasers a total of $70 million in 5 1/2% European Notes which were to mature on June 11, 2002. As of December 31, 1997, holders of 5 1/2% European Notes totaling $30,120,000 had exercised their conversion option and such holders were issued 6,325,200 shares of Harken common stock. Subsequent to December 31, 1997 and as of June 11, 1998, holders of 5 1/2% European Notes totaling an additional $610,000 exercised their conversion option and such holders were issued 122,000 shares of Harken common stock. On June 12, 1998, Harken formally called and converted the remaining 5 1/2% European Notes into 7,854,000 shares of Harken common stock. In connection with the issuance of the 5 1/2% European Notes, Harken issued to the placement agents for the 5 1/2% European Notes warrants to purchase 1,120,000 shares of Harken common stock at any time after December 11, 1997 and on or before December 11, 1999 at an exercise price of $5.00 per share.

         In May 1998, Harken issued to qualified purchasers a total of $85 million in 5% European Notes which mature on May 26, 2003. Such 5% European Notes are convertible into shares of Harken common stock at an initial conversion price of $6.50 per share, subject to adjustment in certain circumstances ("the 5% European Note Conversion Price"). The Trust Indenture provided for a three percent premium on the number of shares of Harken common stock issuable on conversion to holders of the 5% European Notes who convert prior to November 25, 1998. None of the bond holders have exercised their conversion option as of May 10, 1999. The 5% European Notes are also convertible by Harken into shares of Harken common stock after May 26, 1999, if for any period of thirty consecutive days commencing on or after May 26, 1998, the average of the closing prices of Harken common stock for each trading day during such thirty-day period shall have equaled or exceeded 125% of the 5% European Note Conversion Price (or $8.125 per share of Harken common stock). The 5% European Notes may be redeemed for cash, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002, Harken may redeem up to 50% of the 5% European Notes in exchange for shares of Harken common stock at a defined conversion price based on an average market price of Harken common stock. Beginning May 26, 2003, Harken may similarly redeem all remaining 5%

European Notes. In connection with the issuance of the 5% European Notes, Harken issued to the placement agents for the 5% European Notes warrants to purchase 200,000 shares of Harken common stock at any time after May 26, 1998 and on or before May 26, 2000 at an exercise price of $6.50 per share. The 5% European Notes are listed on the Luxembourg Stock Exchange.

         Acquisition of Bargo Properties -- In May 1998, Harken acquired working interests in the Bargo Properties in exchange for 2,716,483 shares issuable at closing. Additional consideration of up to $4,000,000 is payable by Harken to the sellers in the form of additional shares of Harken common stock or cash under certain circumstances. See Note 2 - Acquisitions for further discussion.

         Development Finance Agreements -- Harken has entered into development finance agreements relating to certain of its Colombian operations. Pursuant to these development finance agreements, certain investors have the option, or have previously exercised their options, to convert their beneficial interest in a specific operating area into shares of Harken common stock. In addition, certain of these investors were issued shares of Harken common stock at the time of entering into a development finance agreement with Harken. For a complete discussion of each of the various development finance agreements, and further discussions of certain conversions of beneficial interests exercised in April and May 1999, see Note 6 - Development Finance and Operating Agreements.

         Series F Preferred Stock -- On April 9, 1998, Harken entered into a Securities Purchase Agreement with RGC International Investors, LDC ("RGC"), pursuant to which Harken issued to RGC 15,000 shares of its Series F Convertible Preferred Stock (the "Series F Preferred") in exchange for $15,000,000. The Series F Preferred was convertible into shares of Harken common stock at a conversion price based upon the market price of Harken common stock at the time of conversion. The number of shares of Harken common stock issuable upon conversion of the Series F Preferred also included a premium amount equal to an increase calculated on the face value of the Series F Preferred at 5% per annum. Harken reflected this 5% per annum increase throughout 1998 as accretion related to preferred stock. Such accretion amount is reflected in Harken's calculation of net income (loss) attributable to common stock. The Series F Preferred did not pay dividends.

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

         Harken had the option to redeem for cash any shares of Series F Preferred presented for conversion if (a) prior to January 9, 1999, the closing price of Harken common stock on the conversion date was less than

$4.80, or (b) on or after January 9, 1999, the then applicable conversion price was less than $4.80, for an amount equal to the number of shares of Harken common stock that would otherwise be issuable upon conversion multiplied by the closing price of Harken common stock on the conversion date.

         At each election to convert shares of Series F Preferred into Harken common stock, RGC would have the option to purchase from Harken for cash additional shares of Harken common stock equal to the number of shares issued on such conversion (less any shares issued in respect of the premium amount) at a purchase price equal to the then applicable conversion price.

         On January 5, 1999, Harken reached an agreement with RGC to extend the fixed conversion price dates and mandatory conversion date by one year on Harken's $15 million Series F Preferred. Under the terms of the new agreement with RGC, Harken would have issued shares of a new Series G Convertible Preferred Stock (the "Series G Preferred") in exchange for the outstanding Series F Preferred. In January 1999, RGC elected to present its Series F Preferred for conversion and Harken elected to pay cash of approximately $25.3 million to RGC in lieu of issuing shares of Harken common stock. Harken reflected an additional amount of approximately $1,302,000 of accretion during 1998 related to Series F Preferred which represents the portion of the ultimate redemption value generated in December 1998. Harken has reflected the additional accretion amount of approximately $8,427,000 in the calculation of net income
(loss) attributed to common stock during the first quarter of 1999, reflecting the portion of the redemption value generated during January 1999.

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

         Unless redeemed by Harken earlier, the Rights will expire on April 6, 2008. Harken will generally be entitled to redeem the Rights in whole, but not in part, at $.01 per Right, subject to adjustment. No Rights were exercisable under the Rights Agreement at March 31, 1999.

          The terms of the Rights generally may be amended by Harken without the approval of the holders of the Rights prior to the public announcement by Harken or an Acquiring Person that a person has become an Acquiring Person.

(9)      PER SHARE DATA

         Basic earnings per common share was computed by dividing net income or loss by the weighted average number of shares of Harken common stock outstanding during the period. Diluted earnings per common share for 1998 was determined by including the effect of outstanding options and warrants using the treasury stock method to the extent that the average share price exceeds the exercise price. The impact of unconverted European Convertible Notes was not included for three months ended March 31, 1999 as their effect would have been antidilutive. A reconciliation of the calculation of diluted earnings per common share is as follows:

                                                                    Three Months ended March 31, 1998
                                                    ------------------------------------------------------------------
                                                                                  Average
                                                          Income                  Shares                Per share
                                                    --------------------    --------------------    ------------------
Basic earnings per common share                             $  84,000               122,441,279            $     0.00
Treasury stock method effect of:
   Outstanding employee stock options                               -                 2,352,875                     -
   Outstanding warrants                                             -                   400,853                     -
Effect of conversion of outstanding
  5 1/2% European Notes                                             -                 7,898,333                     -
                                                            ---------              ------------            ----------
Diluted income per common share                             $  84,000               133,093,340            $     0.00
                                                            =========              ============            ==========

(10)     INCOME TAXES

         At March 31, 1999, Harken had available for federal income tax reporting purposes, net operating loss (NOL) carryforward for regular tax purposes of approximately $62,000,000 which expires in 1999 through 2019, alternative minimum tax NOL carryforward of approximately $49,000,000 which expires in 1999 through 2019, investment tax credit carryforward of approximately $809,000 which expires in 1999 through 2002, statutory depletion carryforward of approximately $2,400,000 which does not have an expiration date, and a net capital loss carryforward of approximately $6,300,000 which expires in 2000. Approximately $8,000,000 of the net operating loss carryforward has been acquired with the purchase of subsidiaries and must be used to offset future income from profitable operations within those subsidiaries.

         Total deferred tax liabilities, relating primarily to property and equipment, as of March 31, 1999 were approximately $753,000. Total deferred tax assets, primarily related to the net operating loss carryforward, were approximately $20,538,000 at March 31, 1999. The total net deferred tax asset is offset by a valuation allowance of approximately $19,785,000 at March 31, 1999.

(11)     RELATED PARTY TRANSACTIONS

         In June 1997, Harken added to its Board of Directors a new director who is also a managing director of EnCap Investments L.C. ("EnCap"). EnCap has historically provided financial consulting and investment banking services to Harken. In connection with the June 1997 placement of the 5 1/2% European Notes, EnCap received as a financial consulting fee, $466,667 in cash, and a warrant to purchase 50,000 shares of Harken common stock at any time after December 11, 1997 and on or before December 11, 1999 at an exercise price of $5.00 per share. As described in Note 6 - Development Finance and Operating Agreements, in October 1997, Harken entered into a Development Finance Agreement with the EnCap Investors. EnCap serves as the general partner of three of the EnCap Investors and the Harken director serves as a director of the fourth EnCap Investor. In connection with the EnCap Development Finance Agreement, EnCap received an investment banking fee of $500,000. As described in Note 2 -- Acquisition, in May 1998, Harken acquired the Bargo Properties from St. Martinville Partners, Ltd. and Bargo Energy Company, which are affiliates of EnCap. Harken believes that the above transactions were made at terms at least as favorable to Harken as those that could have been secured with an unrelated party.

         During the past two years, Harken has made secured short-term loans to certain members of Harken's Board of Directors and Management. Such notes receivable are reflected in Harken's consolidated balance sheet at December 31, 1998 and March 31, 1999 as Related Party Notes Receivable.

(12)     SEGMENT INFORMATION

         Harken divides its operations into two operating segments which are managed and evaluated by Harken as separate operations. Harken's North American operating segment currently relates to Harken's exploration, development, production and acquisition efforts in the United States whereby production cash flows are discovered or acquired, and operated primarily through traditional ownership of mineral interests in the various states in which it operates. Harken's North American production is sold to established purchasers and generally transported through an existing and well-developed pipeline infrastructure. Harken's South American operating segment currently relates to Harken's exploration, development, production and acquisition efforts in Colombia and Costa Rica. South American segment production cash flows are discovered through extensive drilling operations conducted under Association Contract arrangements with the state-owned oil and gas companies/ministries in the respective countries. Harken's South American operations are heavily capital intensive in the exploration and development phases due to remote well locations and the general need for the construction of Harken's own pipeline connections and production facilities. During the periods presented below, none of Harken's South American segment operations related to Costa Rica.

         Harken's accounting policies for each of its operating segments are the same as those for its consolidated financial statements. There are no intersegment sales or transfers. Revenues and expenses not directly identifiable with either segment, such as certain general and administrative expenses, are allocated by Harken based on various internal and external criteria including an assessment of the relative benefit to each segment.

         Harken's financial information for each of its operating segments is as follows for the periods ended March 31, 1998 and March 31, 1999:

                                                      NORTH           SOUTH
                                                     AMERICA          AMERICA       TOTAL
                                                  --------------   ------------  -------------
 FOR THE THREE MONTHS ENDED
  MARCH 31, 1998:

Operating revenues                                   2,700,000            --        2,700,000
Interest and other income                              834,000         828,000      1,662,000
Depreciation and amortization                        1,105,000          25,000      1,130,000
Interest expense and other, net                          8,000            --            8,000
Income tax expense                                        --              --             --
Segment profit (loss)                                 (183,000)        267,000         84,000
Capital expenditures                                   993,000      15,872,000     16,865,000
Total assets at end of period                      126,770,000     121,194,000    247,964,000

 FOR THE THREE MONTHS ENDED
  MARCH 31, 1999:

Operating revenues                                   2,402,000         678,000      3,080,000
Interest and other income                              611,000         645,000      1,256,000
Depreciation and amortization                        1,163,000         195,000      1,358,000
Interest expense and other, net                        216,000         197,000        413,000
Income tax expense                                        --              --             --
Segment profit (loss)                                 (443,000)       (239,000)      (682,000)
Capital expenditures                                   534,000      13,494,000     14,028,000
Total assets at end of period                       82,013,000     180,486,000    262,499,000

(13)     COMMITMENTS AND CONTINGENCIES

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

        Harken has accrued approximately $2,442,000 at March 31, 1999 relating to certain other operational or regulatory liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in significant loss exposure to Harken.

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

         Harken's information technology infrastructure consists of desktop Pentium class Intel based PC systems and servers and off-the-shelf software packages. The systems are networked via Microsoft and other telecommunications equipment. Harken does not use mini or mainframe computer systems and uses only off-the-shelf software products.

         Assessment. Based on Harken's internal review and discussions with third parties regarding the Year 2000 problem, Harken believes that its exposure to potential Year 2000 problems exists in two general areas: technological operations, including non-information technology systems, which are in the sole control of Harken; and technological operations which are dependent in some way on one or more third parties. Failure to achieve high levels of Year 2000 compliance in either area could have a material adverse impact on Harken.

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

         Although Harken is making efforts to ensure that the third parties on which it is heavily reliant are Year 2000 compliant, it cannot predict the likelihood of such compliance occurring nor the direct or indirect costs to Harken of non-compliance by those third parties or of securing such services from compliant third parties. Harken has no control over these third parties' compliance and cannot give assurances that these third parties' representations to Harken are accurate. Therefore, there can be no guarantee that Year 2000 problems originating with a third party will not occur and no absolute assurance that third parties will convert their systems in a timely manner, to the extent Harken is unable to replace the goods, services or customers with alternate sources of supply and demand on a timely and economically equivalent basis. Such failure would likely have a material adverse effect on Harken's business and results of operations.

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)


         Certain statements included in the accompanying condensed financial statements and in the following discussion and analysis of financial condition and results of operations, including statements of Harken management's current expectations, intentions, plans and beliefs, and statements containing the words "believes", "anticipates", "estimates", "expects", or "may" are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance, timing or achievements of Harken to be materially different from any results, performance, timing or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks described in Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission.

OVERVIEW

         Harken reported a net loss for the three months ended March 31, 1999 of $682,000 compared to a net income of $84,000 for the prior year period. Despite lower oil and gas prices, total oil and gas operating revenues increased from approximately $2.70 million during the first quarter of 1998 to approximately $3.08 million for the first quarter of 1999, primarily due to increased oil and gas operating revenue from Harken's Colombian operations. Gross profit before depreciation and amortization, general and administrative and interest expenses totaled approximately $1.6 million during the three months ended March 31, 1999 compared to approximately $1.3 million for the prior year period.

                             RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected Harken's earnings and balance sheet during the periods included in the accompanying consolidated financial statements.

                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                     1998             1999
                                                 --------------   -------------
                                                          (Unaudited)
REVENUES

Domestic Exploration and Production Operations

  Oil sales revenues                             $   1,379,000    $   1,350,000
    Oil volumes in barrels                              95,000          121,000
    Oil price per barrel                         $       14.52    $       11.16
  Gas sales revenues                             $   1,189,000    $     979,000
    Gas volumes in mcf                                 502,000          570,000
    Gas price per mcf                            $        2.37    $        1.72
  Gas plant revenues                             $     132,000    $      73,000

Colombian Exploration and Production Operations

  Oil sales revenues                             $          --    $     678,000
    Oil volumes in barrels                                  --           77,000
    Oil price per barrel                         $          --    $        8.81

OTHER REVENUES
  Interest income                                $   1,656,000    $   1,248,000
  Other income                                   $       6,000    $       8,000

For the quarter ended March 31, 1999 compared with the corresponding prior period.

DOMESTIC OPERATIONS

         Domestic gross oil and gas revenues during the first quarter of 1999 and 1998 relate primarily to the operations in the Four Corners area of Utah, Arizona and New Mexico, the Navajo Indian reservation (the "Four Corners Properties"), onshore South Texas, and in the Western and Panhandle regions of Texas, the Magnolia region of Arkansas and the Carlsbad region of New Mexico, and beginning in May 1998, the southern region of Louisiana.

         Gross domestic oil revenues decreased 2% to $1,350,000 during the first quarter of 1999 compared to $1,379,000 during the first quarter of 1998 primarily due to the sharp decline in oil prices, which averaged $3.36 less per barrel during the first quarter of 1999 compared to the prior year period. Oil prices have increased during March 1999 and have continued to remain higher during the second quarter of 1999 compared to prices received during the first quarter. Oil production volumes increased 27% during the first quarter of 1999 compared to the prior year period primarily due to the acquisition of the Bargo Properties in May 1998.

         Gross domestic gas revenues decreased 18% to $979,000 for the three months ended March 31, 1999 compared to $1,189,000 for the prior year period due to the decrease in average gas prices received during the first quarter of 1999, as Harken received an overall average price of $1.72 per mcf of gas production during the first quarter of 1999 compared to $2.37 per mcf received during the first quarter of 1998. Domestic gas production increased 14% during the first quarter of 1999 compared to the prior year period as Harken reflected decreased gas production from certain of its Texas Panhandle properties during the first quarter of 1998 as many of the properties experienced numerous temporary operational curtailments.

         Domestic oil and gas operating expenses consist of lease operating expenses and gas plant expenses, along with a number of production and reserve based taxes, including severance taxes, property taxes, Utah conservation taxes and Navajo severance and possessory interest taxes. Domestic oil and gas operating expenses decreased 8% to $1,273,000 during the first quarter of 1999 compared to $1,382,000 during the prior year as the increase in operating expenses from the above mentioned acquisition of the Bargo Properties were offset by efforts to reduce operating expenses.

COLOMBIAN OPERATIONS

         During the first quarter of 1999, Harken's Colombian production operations consisted of production testing conducted primarily on Harken's Bolivar Association contract area. All of Harken's Colombian production during the first quarter of 1999 was transported by trucking operations, however, in April 1999, Harken commenced pipeline transportation on its newly completed Palo Blanco pipeline on the Alcaravan Association contract area. During April 1999, production from Harken's Estero #1 well on the Alcaravan Contract area has averaged 300 gross barrels of oil per day, and Harken's Catalina #1 and Olivo #1 wells on the Bolivar Contract area have averaged a combined 1,855 gross barrels of oil per day. Harken's Colombian production and revenues are expected to increase during the remainder of 1999 as Palo Blanco pipeline throughput increases, and as Bolivar Contract area production increases. Harken reflected no oil and gas revenues or operating expenses from its Colombian operations during the first quarter of 1998, as such operation commenced during the second quarter of 1998.

INTEREST AND OTHER INCOME

         Interest and other income decreased during the first quarter of 1999 compared to the prior year period due to a portion of Harken's invested cash being utilized for Colombian capital expenditures and for the January 1999 redemption of the Series F Preferred for approximately $25.3 million. Harken generated approximately $1.66 million of interest income during the first quarter of 1998, compared to approximately $1.25 million of interest income during the first quarter of 1999. Harken's cash balances, which include investments in short-term marketable debt securities, are expected to decrease in 1999 as such funds are used to support Harken's capital expenditure plans, although Harken intends to continue to pursue financing arrangements for its Bolivar pipeline facility project during 1999 and the decrease in existing cash balances and related interest income could be mitigated or offset if such efforts are successful.

OTHER COSTS AND EXPENSES

         General and administrative expenses remained level during the first quarter of 1999 compared to the first quarter of 1998, despite Harken's expanding overall operations. Harken has taken steps during the last half of 1998 and first half of 1999 to reduce general and administrative expenses by reducing staff. In addition, in May 1999, Harken consolidated its corporate office locations, which will result in additional administrative efficiencies later in 1999.

         Depreciation and amortization expense increased during the first quarter of 1999 compared to the prior year period consistent with the increased equivalent barrel production levels during the quarter. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties. In addition, Harken's depreciation on other property has increased as a result of Harken's expanding operations.

         Interest expense and other increased during the first quarter of 1999 compared to the prior year period due to the decrease in the amounts of interest capitalized to Harken's Colombian exploration activity, as such activity during the first quarter of 1999 has decreased compared to the prior year period.

                        LIQUIDITY AND CAPITAL RESOURCES

        Harken's working capital at March 31, 1999 was approximately $84.6 million, versus approximately $123.7 million at December 31, 1998. The decrease in cash and working capital resulted primarily from approximately $14.0 million of capital expenditures during the quarter and from the January redemption of the Series F Preferred for approximately $25.3 million. Harken's operations required approximately $10.8 million of cash flow during the first quarter. Harken's cash resources at March 31, 1999 totaled approximately $91.5 million and are available for its ongoing exploration, development and acquisition efforts both internationally and domestically. In addition, Harken's Board of Directors has approved the purchase of up to 10 million shares of its outstanding Harken common stock through December 31, 1999.

        Harken's primary need for capital is to fund the planned exploration and development efforts in Colombia and Costa Rica. Harken's 1998 Colombian capital expenditures totaled approximately $68 million and Harken anticipates that its 1999 Colombian capital expenditures will be in excess of $50 million, primarily related to the Bolivar Contract area. Harken believes that it will have sufficient cash resources to fund all of its planned capital expenditures for 1999, however, Harken plans to obtain additional resources through project debt financing related to the development of the Bolivar Contract area. In addition, Harken intends to continue to pursue domestic and international acquisition opportunities. Harken intends to fund such acquisitions, if any are consummated, through a combination of cash on hand, issuances of debt or equity securities.

         Harken anticipates that full development of its Colombian reserves will take several years and will also require extensive production facilities, transportation pipelines and development activity which will require significant additional capital expenditures. The ultimate amount of such expenditures cannot be presently predicted. There can be no assurances that Harken will have adequate funds available to it to fund all of its long-term Colombian activities.

         The current plans for the development of the Bolivar Contract area call for a number of wells to be drilled over the next three years. As a part of this process, Harken is currently in discussions with sources of project finance to provide debt funding for the development of the area. Such a credit facility could enable Harken to accelerate its development of the field while still preserving its working capital position for its exploration efforts. As a part of this financing plan, and in order to include Ecopetrol in the future planning process, Harken has decided to reevaluate its drilling schedule in anticipation of obtaining long-term financing. In March 1999, Harken de Colombia, Ltd. filed a request with Ecopetrol to declare the Catalina field to be commercial. Within 90 days after the submission of the commerciality application, Ecopetrol is required to submit their response back to Harken de Colombia, Ltd. Ecopetrol may approve the commerciality request or require Harken de Colombia, Ltd. to proceed on a sole-risk basis for its development plans. If Harken de Colombia, Ltd. proceeds on a sole-risk basis, it will be entitled to receive Ecopetrol's share of production after royalty, until Harken de Colombia, Ltd. has recovered 200% of its costs, after which time Ecopetrol would receive its share of production.

         Terms of each of the Association Contracts entered into between Harken de Colombia, Ltd. and Ecopetrol commit Harken to perform certain activities in Colombia in accordance with a prescribed timetable. Failure by Harken to perform these activities as required could result in Harken losing its rights under the particular Association Contract, which could potentially have a material adverse effect on Harken's business. Certain of the required activities are currently being discussed and negotiated with Ecopetrol, which could impact the timing and amount of capital expenditures to be required during 1999. However, as mentioned above, Harken has sufficient cash resources to fund all of its required capital expenditure requirements during 1999.

         Related to Harken's Costa Rica operations, under the terms of the agreement between Harken and MKJ Xploration, Inc. ("MKJ"), Harken will pay $4.2 million to MKJ to purchase its share of the Costa Rica Contract rights from MKJ once an agreement is signed with the Costa Rican Ministry of Environment and Energy and the assignment of the contract between MKJ and Harken is approved by the Costa Rican Ministry of Environment and Energy. Additionally, Harken is committed to contribute an additional $8 million to fund the work program obligations, and maintain its 80% ownership under the proposed Costa Rica Contract agreement.

         Harken's domestic operating strategy includes efforts to acquire additional oil and gas reserves through drilling activities in North America and through acquisitions. Harken plans to continue selected development of proved undeveloped reserves on its North American properties in addition to a continual workover program on producing properties. The targeted results of these efforts are to maintain North American production levels during 1999 and 2000. Harken considers that its acquisition efforts may increase in light of the recent depressed pricing environment.

         European Convertible Notes Payable -- On May 26, 1998, Harken issued a total of $85 million in 5% Senior Convertible Notes (the "European Notes") which mature on May 26, 2003. In connection with the sale and issuance of the 5% European Notes, Harken paid approximately $4,256,000 from the 5% European Notes proceeds for commission and issuance costs. Interest incurred on these notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are converted. Such European Notes are convertible into shares of Harken common stock at a conversion price of $6.50 per share, subject to adjustment in certain circumstances. Harken also has the right to require conversion of the 5% European Notes into shares of Harken common stock at any time on or after May 26, 1999, if for any period of thirty consecutive days commencing on or after May 26, 1998, the average of the closing prices of Harken common stock for each trading day during such thirty-day period shall have equaled or exceeded $8.125 per share. Interest payments related to the 5% European Notes will be funded from cash flow from operations or existing cash balances. For a detailed discussion of the 5% European Notes see "Notes to Consolidated Condensed Financial Statements, Note 7 -- European Convertible Notes Payable."

         Development Finance Agreements -- In October 1997, December 1997 and March 1998, Harken entered into separate Development Finance Agreements with institutional investors (collectively the "Institutional Investors") pursuant to which the Institutional Investors provided approximately $34.5 million (the "Payment Amount") of net proceeds to Harken to finance the drilling of the initial wells on three unexplored oil and gas prospects in the Middle Magdalena Basin of Colombia. Approximately $24.5 million of net proceeds was received in October 1997 from a related party and approximately $10 million of net proceeds was received during the first quarter of 1998. In exchange, the Institutional Investors obtained the right to receive future payments from Harken equal to 7% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from each of the three prospects if the planned drilling on the prospect is successful (the "Institutional Participation"). Pursuant to the Development Finance Agreements, Harken is obligated to drill each of the three wells prior to October 2000. Harken has satisfied the first well obligation pursuant to the Development Finance Agreements with the drilling of the Islero #1 well on the Cambulos Contract area. For a discussion of the relationship between Harken and one of the Institutional Investors, see "Notes to Consolidated Condensed Financial Statements, Note 11 - Related Party Transactions."

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

         In December 1998, one of the Institutional Investors exercised their right to convert all their Institutional Participation into shares of Harken common stock. Harken elected to pay cash of approximately $2.3 million in lieu of issuing Harken common stock. In April and May 1999, certain of the Institutional Investors exercised their right to convert a certain portion of their Institutional Participation into shares of Harken common stock. See "Notes to Consolidated Condensed Financial Statements, Note 6 -- Development Finance and Operating Agreements" for further discussion.

         At the present time, it is not known whether the remaining Institutional Investor or Harken will exercise their rights to convert the remaining Institutional Interest into Harken common stock, nor can Harken determine the number of shares of Harken common stock which would be required to be issued in the event that Harken or the remaining Institutional Investor elects to convert the Institutional Participation into shares of Harken common stock.

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

        Harken has accrued approximately $2.4 million at March 31, 1999 relating to operational or regulatory liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in significant loss exposure to Harken.

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

         Harken's information technology infrastructure consists of desktop Pentium class Intel based PC systems and servers and off-the-shelf software packages. The systems are networked via Microsoft and other telecommunications equipment. Harken does not use mini or mainframe computer systems and uses only off-the-shelf software products.

         Assessment. Based on Harken's internal review and discussions with third parties regarding the Year 2000 problem, Harken believes that its exposure to potential Year 2000 problems exists in two general areas: technological operations, including non-information technology systems, which are in the sole control of Harken; and technological operations which are dependent in some way on one or more third parties. Failure to achieve high levels of Year 2000 compliance in either area could have a material adverse impact on Harken.

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

         Although Harken is making efforts to ensure that the third parties on which it is heavily reliant are Year 2000 compliant, it cannot predict the likelihood of such compliance occurring nor the direct or indirect costs to Harken of non-compliance by those third parties or of securing such services from compliant third parties. Harken has no control over these third parties' compliance and cannot give assurances that these third parties' representations to Harken are accurate. Therefore, there can be no guarantee that Year 2000 problems originating with a third party will not occur and no absolute assurance that third parties will convert their systems in a timely manner, to the extent Harken is unable to replace the goods, services or customers with alternate sources of supply and demand on a timely and economically equivalent basis. Such failure would likely have a material adverse effect on Harken's business and results of operations.

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

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         In September 1997, Harken Exploration Company, a wholly-owned subsidiary of Harken, was served with a lawsuit filed in Amarillo, Texas in Federal District court for the Northern district of Texas styled D. E. Rice and Karen Rice, as Trustees for the Rice Family Living Trust vs. Harken Exploration Company. The Rice Family Living Trust ("Rice") is a surface land owner in Hutchinson County, Texas. Rice has alleged that oil and saltwater spills from Harken Exploration Company's equipment and wells have polluted and otherwise damaged its property. Rice is seeking payment of costs to prevent, minimize and mitigate the alleged oil pollution, costs to restore and repair the land and vegetation, costs to decontaminate the ground and surface water, interest, attorney's fees, and punitive damages. Furthermore, Rice has requested that Harken Exploration Company be enjoined from producing any oil or gas from its lands. Rice has alleged that remediation of all of the pollution on its land will cost approximately $40,000,000. Harken believes that this lawsuit is wholly without merit. Harken has asserted numerous defenses, all of which Harken believes are meritorious. Harken intends to defend itself vigorously. The lawsuit is expected to go to trial in 1999. In Harken management's opinion, the results of the lawsuit will not have a materials adverse effect on Harken's financial position.

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

                  4.1 Form of certificate representing shares of Harken common stock, par value $.01 per share (filed as Exhibit 1 to Harken's Registration Statement on Form
                           8-A, File No. 0-9027, and incorporated by reference herein).

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

                  4.4      Certificate of Designations, Powers, Preferences and
                           Rights of Series C Cumulative Convertible Preferred
                           Stock, $1.00 par value of Harken Energy Corporation
                           (filed as Exhibit 4.3 to Harken's Annual Report on
                           Form 10-K for fiscal year ended December 31, 1989
                           File No. 0-9207, and incorporated by reference herein).

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

                  None filed.

                           HARKEN ENERGY CORPORATION

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        Harken Energy Corporation
                                     -------------------------------
                                              (Registrant)





Date:    May 13, 1999            By: /s/ Bruce N. Huff
     -------------------             -------------------------------
                                     Bruce N. Huff, President, Chief Financial
                                                Officer and Director

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27                Financial Data Schedule