Form 10-K405/A
period 1998-12-31
HARKEN ENERGY CORP
filed 1999-08-12
CIK 313478

--------------------------------------------------------------------------------

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

   PREFERRED STOCK PURCHASE RIGHTS                      AMERICAN STOCK EXCHANGE

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

         DOCUMENTS INCORPORATED BY REFERENCE: DEFINITIVE PROXY MATERIALS FOR THE 1999 ANNUAL MEETING OF STOCKHOLDERS -- PART III, ITEMS 10, 11, 12, AND 13.

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE


This Form 10-K/A for the year ended December 31, 1998 is being filed, together with Form 10-Q/A for the first quarter ended March 31, 1999, in order for Harken Energy Corporation to report its consolidated financial statements which have been restated to reflect the change in accounting for certain Development Finance Agreements. The items amended are Item 6, 7, 8 and 14. Other items are not amended and are not included in the filing. Item 7 has been revised only to reflect the above mentioned change in accounting treatment, and does not include an updated discussion for events occurring after March 30, 1999.

                                TABLE OF CONTENTS


                                                                                                  PAGE
                                                                                                  ----
PART II.

  ITEM  6.   Selected Financial Information and Other Data.....................................    4

  ITEM  7.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations.............................................................    5

  ITEM  8.   Financial Statements and Supplementary Data.......................................   17

PART IV.

  ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...................   57

                                     PART II

ITEM 6.     SELECTED FINANCIAL INFORMATION AND OTHER DATA



                                                     1994             1995            1996            1997             1998
                                                 ------------     ------------   --------------  ---------------  --------------
                                                                                                  (Restated)(4)    (Restated)(4)
REVENUES                                         $  4,895,000     $  7,471,000   $   13,921,000  $    18,768,000  $   19,770,000
Income (loss) from continuing operation          $ (8,211,000)    $ (1,625,000)  $     (341,000) $      (284,000) $  (55,787,000)
Income (loss) from discontinued operation        $   (223,000)    $         --   $           --  $            --  $           --
Net income (loss)                                $ (8,434,000)    $ (1,625,000)  $     (341,000) $      (284,000) $  (55,787,000)
Basic income (loss) per common share:
  Income (loss) from continuing operation        $      (0.14)    $      (0.02)  $        (0.00) $         (0.00) $        (0.44)
  Discontinued operations                        $      (0.00)    $         --   $           --  $            --  $           --
                                                 ------------     ------------   --------------  ---------------  --------------
  Net income (loss)                              $      (0.14)    $      (0.02)  $        (0.00) $         (0.00) $        (0.44)
                                                 ============     ============   ==============  ===============  ==============
Diluted income (loss) per common share:
  Income (loss) from continuing operation        $      (0.14)    $      (0.02)  $        (0.00) $         (0.00) $        (0.44)
  Discontinued operations                        $      (0.00)    $         --   $           --  $            --  $           --
                                                 ------------     ------------   --------------  ---------------  --------------
  Net income (loss)                              $      (0.14)    $      (0.02)  $        (0.00) $         (0.00) $        (0.44)
                                                 ============     ============   ==============  ===============  ==============
Current assets                                   $  6,840,000     $ 10,531,000   $   49,838,000  $   126,392,000  $  144,163,000
Current liabilities                              $  5,133,000     $  4,918,000   $    6,061,000  $    15,752,000  $   20,426,000
                                                 ------------     ------------   --------------  ---------------  --------------
Working capital                                  $  1,707,000     $  5,613,000   $   43,777,000  $   110,640,000  $  123,737,000
                                                 ============     ============   ==============  ===============  ==============
Total assets                                     $ 28,960,000     $ 70,794,000   $  123,000,000  $   238,780,000  $  320,116,000
Long-term obligations:
  Long-term obligations and other liabilities    $         --     $ 25,726,000   $   38,600,000  $    39,880,000  $   85,000,000
  Redeemable preferred stock                     $  1,868,000     $         --   $           --  $            --  $           --
  Development finance obligation                 $         --     $         --   $           --  $    25,740,000  $   38,552,000
                                                 ------------     ------------   --------------  ---------------  --------------
    Total                                        $  1,868,000     $ 25,726,000   $   38,600,000  $    65,620,000  $  123,552,000
                                                 ============     ============   ==============  ===============  ==============
Stockholders' equity                             $ 21,959,000     $ 40,150,000   $   78,339,000  $   157,408,000  $  176,138,000
Redeemable preferred stock outstanding                186,760               --               --               --              --
Series F preferred stock outstanding (3)                   --               --               --               --          15,000
Weighted average common stock
outstanding (1):
  Basic                                            59,722,853       65,041,063       85,021,894      109,087,697     130,252,727
  Diluted                                          59,722,853       65,041,063       85,021,894      109,087,697     130,252,727
Proved reserves at end of year (2):
  Bbls of oil                                       1,521,000        3,523,000        7,389,000       13,088,000      31,522,000
  Mcf of gas                                        7,148,000       29,203,000       34,160,000       33,293,000     108,451,000
  Future net cash inflows                        $ 20,178,000     $ 99,193,000   $  234,164,000  $   144,543,000  $  226,974,000
  Present value (discontinued at 10% per   )     $ 11,712,000     $ 58,776,000   $  142,243,000  $    90,580,000  $  144,851,000

(1) Harken has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", effective December 15, 1997, and as a result restated certain prior year weighted average shares outstanding calculations.
(2) These estimated reserve quantities, future net revenues and present value figures are related to proved reserves located in the United States and Colombia. No consideration has been given to probable or possible reserves. Oil and gas year end prices were held constant except where future price increases were fixed and determinable under existing contracts and government regulations. At December 31, 1998, Harken has included proved oil and gas reserve information related to its Colombian operations, specifically associated with a portion of its Alcaravan, Bocachico, Bolivar and Los Olmos Contract areas. (See "Notes to Consolidated Financial Statements, Note 5 -International Operations" contained in Part II, Item 8.)
(3) See "Notes to Consolidated Financial Statements, Note 8 -- Stockholders' Equity" contained in Part II, Item 8, for a discussion of Harken Series F Preferred Stock.
(4) See "Notes to Consolidated Financial Statements, Note 15 - Restatement of Financial Statements" contained in Part II, Item 8, for a discussion of Harken's restatement of its consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         During the three year period ended December 31, 1998, Harken has significantly expanded its exploration, development and production operations in both the United States and Colombia and now additionally has an agreement to initiate operations in Costa Rica. Despite recent downturns in crude oil and natural gas prices, Harken remains financially strong, with a growing asset base and significant cash reserves available for future investment opportunities. Harken has reflected an increase in total revenues, total assets, net working capital and stockholders' equity for each of the past four years. Harken's total assets have increased from approximately $71 million at December 31, 1995 to approximately $320 million at December 31, 1998, and its total net capital expenditures related to its Colombia oil and gas properties has totaled approximately $129 million over the past 3 years. Harken's proved oil and gas reserves have increased from a present value of $58.8 million at December 31, 1995 to $144.9 million at December 31, 1998, including approximately $120.2 million of proved reserves in Colombia. In May 1998, Harken placed $85 million of 5% European Notes, which mature in 2003. Largely as a result of the 5% European Notes issuance, as well as other financing efforts, Harken's working capital has increased during the year to approximately $123.7 million at December 31, 1998. Harken's strategy continues to focus on acquiring and producing proven domestic operations, while increasing its investment in higher potential international operations in Colombia, and beginning in 1999, Costa Rica.

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

         Harken reported a net loss of approximately $55.8 million for the year ended December 31, 1998, as Harken recorded a total non-cash valuation allowance of its U.S. domestic oil and gas properties of approximately $50.5 million during the year. The valuation allowance was caused by the decline in oil and gas prices in addition to downward reserve revisions. These factors together resulted in a reduction in the present value of Harken's net cash flows from U.S. domestic proved reserves causing a writedown of capitalized costs in excess of this value. Harken has reflected net losses in each of the last five years due to a number of factors, including the writedown or impairment of oil and gas properties or other assets, the fluctuating nature of crude oil and natural gas prices, and the administrative and executive expenses associated with Harken's emerging international operations. While Harken expects that oil and gas revenues from its Colombian operations will contribute to its total revenues, Harken's operating results will continue to remain dependent upon the prices of crude oil and natural gas. Accordingly, as Harken's future profitability cannot yet be assured, Harken has offset all of its deferred tax assets on its balance sheets with a valuation allowance.

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


                                                          Year Ended December 31,
                                             ----------------------------------------------
 DOMESTIC EXPLORATION AND
 PRODUCTION                                     1996              1997              1998
                                             ----------        ----------        ----------
  Oil sales revenues                         $7,863,000        $8,029,000        $5,508,000

    Oil volumes in barrels                      370,000           416,000           433,000

    Oil price per barrel                     $    21.25        $    19.30        $    12.72

  Gas sales revenues                         $3,611,000        $5,331,000        $4,373,000

    Gas volumes in mcf                        1,409,000         1,922,000         2,063,000

    Gas price per mcf                        $     2.56        $     2.77        $     2.12

  Gas plant revenues                         $  867,000        $  753,000        $  513,000

COLOMBIAN EXPLORATION AND
PRODUCTION OPERATIONS

  Oil sales revenues                         $       --        $       --        $  538,000

    Oil volumes in barrels                           --                --            61,000

    Oil price per barrel                     $       --        $       --        $     8.82

OTHER REVENUES

  Interest Income                            $1,401,000        $4,626,000        $8,454,000

  Other Income                               $  179,000        $   29,000        $  384,000



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

         Interest expense and other increased during 1998 compared to the prior year period primarily due to the issuance of the Development Finance Agreements in late 1997 and early 1998. Total interest expense related to the Development Finance Agreements, including amortization of associated issuance costs, net of amounts capitalized, was approximately $3,331,000 during 1998 compared to approximately $473,000 during 1997. Net interest and amortization expense related to the European Notes decreased during 1998 compared to the prior year period despite the May 1998 issuance of the 5% European Notes due to the increase in the amounts of interest capitalized to Harken's Colombian exploration activity.

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

         Interest expense and other increased during 1997 compared to 1996 despite the increase in amounts of interest capitalizable to Harken's Colombian oil and gas property costs due to the increase in European Notes and the Development Finance Agreement entered into in October 1997. European Notes generated interest expense of approximately $964,000, net of amounts of interest capitalized, and approximately $455,000 of net amortization of issuance costs associated with the European Notes. The Development Finance Agreement generated interest and amortization expenses, net of amounts capitalized, of approximately $473,000.

                         LIQUIDITY AND CAPITAL RESOURCES

         Harken's working capital at December 31, 1998 was approximately $123.7 million, versus approximately $110.6 million at December 31, 1997. The increase in cash and working capital resulted primarily from approximately $81.8 million of net proceeds from the 5% European Notes issued in May 1998 and from the receipt of approximately $9.8 million pursuant to Development Finance Agreements. In addition, Harken's operations provided approximately $8.4 million of cash flow during 1998. Such activity was sufficient to fund capital expenditures of approximately $95 million during 1998. Harken's cash resources at December 31, 1998 totaled approximately $141 million and are available for its ongoing exploration, development and acquisition efforts both internationally and domestically. In January 1999, Harken elected to redeem all of its Series F Preferred stock for approximately $25.2 million, as the holder presented its shares of the Series F Preferred stock for conversion to Harken common stock. In addition, Harken's Board of Directors has approved the purchase of up to 10 million shares of its outstanding Harken common stock through December 31, 1999.

         Harken's primary need for capital is to fund the planned exploration and development efforts in Colombia and Costa Rica. In 1997, Harken's cash capital expenditures totaled approximately $37 million, including $30 million related to exploration and development in Colombia. Harken's 1998 Colombian capital expenditures totaled approximately $84 million. Harken also anticipates that its 1999 Colombian capital expenditures will be in excess of $50 million, primarily related to the Bolivar Contract area. Harken believes that it will have sufficient cash resources to fund all of its planned capital expenditures for 1999, however, Harken plans to obtain additional resources through project debt financing related to the development of the Bolivar Contract area. In addition, Harken intends to continue to pursue domestic acquisition opportunities. Harken intends to fund such acquisitions, if any are consummated, through a combination of cash on hand, issuances of debt or equity securities.

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

         Development Finance Agreements -- In October 1997, December 1997 and March 1998, Harken entered into separate Development Finance Agreements with institutional investors (collectively the "Institutional Investors") pursuant to which the Institutional Investors provided approximately $34.5 million (the "Payment Amount") of net proceeds to Harken to finance the drilling of the initial wells on three unexplored oil and gas prospects in the Middle Magdalena Basin of Colombia. Approximately $24.5 million of net proceeds was received in October 1997 from a related party and approximately $10 million of net proceeds was received during the first quarter of 1998. In exchange, the Institutional Investors obtained the right to receive future payments from Harken equal to 7% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from each of the three prospects if the planned drilling on the prospect is successful (the "Institutional Participation"). Pursuant to the Development Finance Agreements, Harken is obligated to drill each of the three wells prior to October 2000. Harken has satisfied the first well obligation pursuant to the Development Finance Agreements with the drilling of the Islero #1 well on the Cambulos Contract area. For a detailed discussion of the terms and accounting for the Development Finance Agreements, see "Notes to Consolidated Financial Statements, Note 6 - Development Finance and Operating Agreements." For a discussion of the relationship between Harken and one of the Institutional Investors, see "Notes to Consolidated Financial Statements, Note 11 - Related Party Transactions."

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements appear on pages 18 through 57 in this report.

                                                                       PAGE

Report of Independent Public Accountants................................18

Consolidated Balance Sheets --  December 31, 1997 and 1998..............19

Consolidated Statements of Operations --
  Years ended December 31, 1996, 1997 and 1998..........................20

Consolidated Statements of Stockholders' Equity --
  Years ended December 31, 1996, 1997 and 1998..........................21

Consolidated Statements of Cash  Flows --
  Years ended December 31, 1996, 1997 and 1998..........................22

Notes to Consolidated Financial  Statements.............................23

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

         As explained in Note 15 to the financial statements, the Company has restated its financial statements to give effect to the change in accounting for certain Development Finance Agreements.

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


                                       ARTHUR ANDERSEN LLP



Dallas, Texas,
February 19, 1999 (except with respect to the matter
                  discussed in Note 15, as to which
                  the date is August 12, 1999)

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                        December 31,
                                                                            -----------------------------------

                                                                                1997                  1998
                                                                            -------------         -------------
 Current Assets:                                                               (Restated)            (Restated)
   Cash and temporary investments                                           $  85,740,000         $ 141,545,000
   Cash in segregated accounts                                                 37,771,000                    --
   Accounts receivable, net                                                     2,175,000             1,605,000
   Related party notes receivable                                                 295,000               398,000
   Prepaid expenses and other current assets                                      411,000               615,000
                                                                            -------------         -------------
      Total Current Assets                                                    126,392,000           144,163,000

 Property and Equipment:
   Oil and gas properties, using the full cost method of accounting:
      Evaluated                                                                90,185,000           161,579,000
      Unevaluated                                                              27,549,000            64,534,000
   Facilities, gas plants and other property                                    8,325,000            14,864,000
   Less accumulated depreciation and amortization                             (18,905,000)          (74,759,000)
                                                                            -------------         -------------
      Total Property and Equipment, net                                       107,154,000           166,218,000

 Other Assets, net                                                              5,234,000             9,735,000
                                                                            -------------         -------------
                                                                            $ 238,780,000         $ 320,116,000
                                                                            =============         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
   Trade payables                                                           $   6,268,000         $  12,496,000
   Accrued liabilities and other                                                8,668,000             7,350,000
   Revenues and royalties payable                                                 816,000               580,000
                                                                            -------------         -------------
      Total Current Liabilities                                                15,752,000            20,426,000

 European Convertible Notes Payable                                            39,880,000            85,000,000

 Development Finance Obligation                                                25,740,000            38,552,000

 Commitments and Contingencies (Note 14)

 Stockholders' Equity:
   Series F Preferred Stock, $1.00 par value; 15,000 shares
      authorized and issued at December 31, 1998                                       --                15,000
   Common stock, $0.01 par value; 175,000,000 and
      225,000,000 shares authorized, respectively;
      121,811,534 and 134,758,830 shares issued,
      respectively                                                              1,218,000             1,348,000
   Additional paid-in capital                                                 248,770,000           327,498,000
   Retained deficit and other comprehensive income                            (92,580,000)         (150,171,000)
   Treasury stock, at cost, 700,000 shares held at December 31, 1998                   --            (2,552,000)
                                                                            -------------         -------------
      Total Stockholders' Equity                                              157,408,000           176,138,000
                                                                            -------------         -------------
                                                                            $ 238,780,000         $ 320,116,000
                                                                            =============         =============

         The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Year Ended December 31,
                                                   --------------------------------------------------------
                                                       1996                 1997                  1998
                                                   ------------         -------------         -------------
Revenues:                                                                 (Restated)            (Restated)
   Oil and gas operations                          $ 12,341,000         $  14,113,000         $  10,932,000
   Interest and other income                          1,580,000             4,655,000             8,838,000
                                                   ------------         -------------         -------------
                                                     13,921,000            18,768,000            19,770,000
                                                   ------------         -------------         -------------
 Costs and Expenses:
   Oil and gas operating expenses                     4,438,000             5,581,000             5,988,000
   General and administrative expenses, net           4,537,000             6,222,000             9,404,000
   Depreciation and amortization                      3,595,000             5,183,000             5,319,000
   Valuation allowance                                       --                    --            50,518,000
   Interest expense and other, net                    1,692,000             2,003,000             4,294,000
                                                   ------------         -------------         -------------
                                                     14,262,000            18,989,000            75,523,000
                                                   ------------         -------------         -------------
 Loss before income taxes                              (341,000)             (221,000)          (55,753,000)

 Income tax expense                                          --                63,000                34,000
                                                   ------------         -------------         -------------
 Net income loss                                   $   (341,000)        $    (284,000)        $ (55,787,000)
                                                   ============         =============         =============
 Accretion related to preferred stock                        --                    --            (1,846,000)
                                                   ------------         -------------         -------------
   Net loss attributed to
    common stock                                   $   (341,000)        $    (284,000)        $ (57,633,000)
                                                   ============         =============         =============

 Loss per common share:

   Basic loss per common share                     $      (0.00)        $       (0.00)        $       (0.44)
                                                   ============         =============         =============

   Weighted average shares outstanding               85,021,894           109,087,697           130,252,727
                                                   ============         =============         =============

   Diluted loss per common share                   $      (0.00)        $       (0.00)        $       (0.44)
                                                   ============         =============         =============

   Weighted average shares outstanding               85,021,894           109,087,697           130,252,727
                                                   ============         =============         =============

         The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                              ADDITIONAL
                                            PREFERRED          COMMON           PAID-IN           TREASURY          RETAINED
                                              STOCK            STOCK            CAPITAL            STOCK            DEFICIT
                                          -------------     ------------     -------------      ------------     -------------
 Balance, December 31, 1995               $          --     $    759,000     $ 136,435,000     $  (4,997,000)    $ (92,047,000)

   Issuance of common stock, net                     --           90,000        22,090,000         3,607,000                --

   Conversions of European notes
     payable                                         --           90,000        12,666,000                --                --

   Comprehensive income (loss):
     Equity adjustment from
     foreign currency translation                    --               --                --                --                --

     Net loss                                        --               --                --                --          (341,000)

        Total comprehensive loss
                                          -------------     ------------     -------------      ------------     -------------
 Balance, December 31, 1996                          --          939,000       171,191,000        (1,390,000)      (92,388,000)

   Issuance of common stock, net                     --           77,000        20,208,000                --                --

   Conversions of European notes                     --          202,000        57,371,000         1,390,000                --
     payable

   Comprehensive income:
     Equity adjustment from
     foreign currency translation                    --               --                --                --                --

     Net loss (restated)                             --               --                --                --          (284,000)

        Total comprehensive loss
                                          -------------     ------------     -------------      ------------     -------------
 Balance, December 31, 1997 (restated)               --        1,218,000       248,770,000                --       (92,672,000)

   Issuance of common stock, net                     --           51,000        25,110,000                --

   Treasury shares purchased                         --               --                --        (2,552,000)               --

   Issuance of preferred stock                   15,000               --        14,437,000                --                --

   Accretion of preferred stock                      --               --         1,846,000                --        (1,846,000)

   Conversions of European notes
     payable                                         --           79,000        37,335,000                --                --

   Comprehensive income (loss):
     Equity adjustment from
     foreign currency translation                    --               --                --                --                --

   Net loss (restated)                               --               --                --                --       (55,787,000)

        Total comprehensive loss
                                          -------------     ------------     -------------      ------------     -------------
 Balance, December 31, 1998 (restated)    $      15,000     $  1,348,000     $ 327,498,000      $ (2,552,000)    $(150,305,000)
                                          =============     ============     =============      ============     =============


                                          ACCUMULATED
                                             OTHER
                                         COMPREHENSIVE
                                         INCOME (LOSS)         TOTAL
                                         -------------     -------------
 Balance, December 31, 1995              $          --     $  40,150,000

   Issuance of common stock, net                    --        25,787,000

   Conversions of European notes
     payable                                        --        12,756,000

   Comprehensive income:
     Equity adjustment from
     foreign currency translation              (13,000)

     Net loss                                       --

        Total comprehensive loss                                (354,000)
                                         -------------     -------------
 Balance, December 31, 1996                    (13,000)       78,339,000

   Issuance of common stock, net                    --        20,285,000

   Conversions of European notes                    --        58,963,000
     payable

   Comprehensive income (loss):
     Equity adjustment from
     foreign currency translation              105,000

     Net loss (restated)                            --

        Total comprehensive loss                                (179,000)
                                         -------------     -------------
 Balance, December 31, 1997 (restated)          92,000       157,408,000

   Issuance of common stock, net                    --        25,161,000

   Treasury shares purchased                        --        (2,552,000)

   Issuance of preferred stock                      --        14,452,000

   Accretion of preferred stock                     --                --

   Conversions of European notes
     payable                                        --        37,414,000

   Comprehensive income (loss):
     Equity adjustment from
     foreign currency translation               42,000

   Net loss (restated)                              --

        Total comprehensive loss                             (55,745,000)
                                         -------------     -------------
 Balance, December 31, 1998 (restated)   $     134,000     $ 176,138,000
                                         =============     =============


         The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Year Ended December 31,
                                                              ---------------------------------------------------------

                                                                   1996                 1997                 1998
                                                              -------------         -------------         -------------
Cash flows from operating activities:                                                (Restated)             (Restated)
  Net loss                                                    $    (341,000)        $    (284,000)        $ (55,787,000)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
    Depreciation and amortization                                 3,595,000             5,183,000             5,319,000
    Forgiveness of related party note receivable                    232,000                    --                    --
    Valuation allowance                                                  --                    --            50,518,000
    Provision for doubtful accounts                                  25,000                    --                26,000
    Accretion of note payable                                       234,000                    --                    --
    (Gain) loss on sales of assets and other                         72,000                    --                    --
    Amortization of  issuance costs                                 504,000               644,000               782,000

  Change in assets and liabilities:
    (Increase) decrease in accounts receivable                     (592,000)             (217,000)              474,000
    Increase (decrease) in trade payables and other               1,169,000             5,340,000             7,034,000
                                                              -------------         -------------         -------------
        Net cash provided by operating activities                 4,898,000            10,666,000             8,366,000
                                                              -------------         -------------         -------------

 Cash flows from investing activities:
    Proceeds from sales of assets                                   192,000                 7,000                54,000
    Capital expenditures, net                                   (17,213,000)          (37,082,000)          (95,085,000)
    Investor advances, net                                        5,800,000             8,453,000             2,084,000
                                                              -------------         -------------         -------------
        Net cash used in investing activities                   (11,221,000)          (28,622,000)          (92,947,000)
                                                              -------------         -------------         -------------
 Cash flows from financing activities:
    Transfer from segregated account cash                        10,877,000            64,564,000            37,615,000
    Proceeds from issuances of common stock,
         net of issuance costs                                    3,276,000             5,680,000             2,075,000
    Proceeds from development finance agreements,
         net                                                             --            24,500,000             9,798,000
    Repayments of notes payable and long-term
      obligations                                                (1,258,000)                   --            (2,000,000)
    Proceeds from issuance of preferred stock, net                       --                    --            14,452,000
    Proceeds from issuance of European notes, net                        --                    --            81,800,000
    Treasury shares purchased                                            --                    --            (2,552,000)
    Investment in segregated account cash, net                   (1,173,000)             (903,000)             (802,000)
                                                              -------------         -------------         -------------
             Net cash provided by financing activities           11,722,000            93,841,000           140,386,000
                                                              -------------         -------------         -------------

 Net increase in cash and temporary investments                   5,399,000            75,885,000            55,805,000

 Cash and temporary investments at beginning of year              4,456,000             9,855,000            85,740,000
                                                              -------------         -------------         -------------
 Cash and temporary investments at end of year                $   9,855,000         $  85,740,000         $ 141,545,000
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

         Other Assets -- Harken includes in other assets certain deferred commissions and issuance costs associated with the issuance of European Convertible Notes Payable and certain Development Finance Agreements. See Note 7 -- European Convertible Notes Payable for further discussion. At December 31, 1997, such deferred costs totaled $4,088,000 net of $528,000 of accumulated amortization. At December 31, 1998, such deferred costs totaled $5,937,000 net of $1,255,000 of accumulated amortization. At December 31, 1998, other assets also included $2,800,000 of oilfield material and equipment inventory.

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

         Development Finance Obligations - See further discussion of Harken's accounting for Development Finance Agreements at Note 6 - Development Finance and Operating Agreements.

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

         Capitalization of Interest -- Harken capitalizes interest on certain oil and gas exploration and development costs which are classified as unevaluated costs, or which have not yet begun production and certain costs associated with facilities under construction. During 1996, Harken recorded interest expense of $1,673,000, net of $370,000 of interest which was capitalized to Harken's oil and gas properties. During 1997, Harken recorded interest expense of $2,003,000, net of $1,772,000 of interest which was capitalized to Harken's oil and gas properties. During 1998, Harken recorded interest expense of $4,294,000, net of $6,353,000 of interest which was capitalized to Harken's oil and gas properties.

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

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                   (UNAUDITED)



                                                        Period from
                                                         January 1,
                                                           1997
                                                         to Closing
                                                          Date of
                                                        Acquisition
                                                      ---------------


                                          Harken         Cal-T          Bargo
                                          Actual       Properties     Properties      Pro Forma
                                        (Restated)       Actual         Actual       Adjustments            Pro Forma
                                      -------------   ------------    -----------    -------------        -------------
 Oil and gas revenue                     $   14,113   $        911    $     3,304    $                    $      18,328

 Other revenues                               4,655             --             --                                 4,655
                                      -------------   ------------    -----------    -------------        -------------
    Total Revenues                           18,768            911          3,304                                22,983
                                      -------------   ------------    -----------    -------------        -------------

 Oil and gas operating expenses               5,581            665          1,607                                 7,853

 General and administrative
  expenses, net                               6,222             --             --                                 6,222

 Depreciation and amortization                5,183             --             --            1,634(1)             6,817

 Interest expense and other, net              2,003             --             --            2,049(2)             4,052
                                      -------------   ------------    -----------    -------------        -------------
    Total Expenses                           18,989            665          1,607            3,683               24,944
                                      -------------   ------------    -----------    -------------        -------------

 Income tax expense                              63             --             --              (63)(3)               --
                                      -------------   ------------    -----------    -------------        -------------
 Net income (loss)                    $        (284)  $        246    $     1,697    $      (3,620)       $      (1,961)
                                      =============   ============    ===========    =============        =============

 Basic net loss  per share
  attributable to common stock        $       (0.00)                                                      $       (0.02)
                                      =============                                                       =============

 Basic weighted average shares
 outstanding                            109,087,697                                                         112,177,235
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

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                   (UNAUDITED)


                                                                 Period from
                                                                 January 1,
                                                                   1998 to
                                                                Closing Date
                                                               of Acquisition
                                                               ----------------

                                                  Harken             Bargo
                                                  Actual           Properties        Pro Forma
                                                (Restated)           Actual         Adjustments        Pro Forma
                                               -------------      -------------    -------------     -------------
 Oil and gas revenue                           $      10,932      $       1,178    $                  $      12,110

 Other revenues                                        8,838                 --                              8,838
                                               -------------      -------------    -------------     -------------
   Total Revenues                                     19,770              1,178                             20,948
                                               -------------      -------------    -------------     -------------

 Oil and gas operating expenses                        5,988                485                              6,473

 General and administrative expenses, net              9,404                 --                              9,404

 Depreciation and amortization                         5,319                 --              508(1)          5,827

 Valuation allowance                                  50,518                 --                             50,518

 Interest expense and other, net                       4,294                 --            2,069(2)          6,363
                                               -------------      -------------    -------------     -------------
   Total Expenses                                     75,523                485            2,577            78,585
                                               -------------      -------------    -------------     -------------

 Income tax expense                                       34                 --                                 34
                                               =============      =============    =============     =============
 Net income (loss)                             $     (55,787)     $         693    $      (2,577)    $     (57,671)
                                               =============      =============    =============     =============

 Basic net loss per share attributable to
 common stock                                  $       (0.44)                                        $       (0.45)
                                               =============                                         ==============

 Basic weighted average shares
 outstanding                                     130,252,727                                           131,778,423
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

         Held-to-maturity securities -- The amortized cost and estimated fair value of the marketable debt securities are as follows:


                                                          December 31,
                                                   --------------------------
                                                     1997              1998
                                                   --------         ---------
 Included in cash and temporary investments
          Cost                                     $  50,906        $ 124,398
          Estimated Fair Value                     $  50,973        $ 124,914

 Included in Segregated Accounts
          Cost                                     $  37,184        $      --
          Estimated Fair Value                     $  37,242        $      --

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

         The unevaluated property costs at December 31, 1997 and 1998 includes $21,769,000 and $60,162,000, respectively, related to Colombia and $5,780,000 and $4,372,000, respectively, related to U.S. domestic prospects. Amortization of unevaluated property costs will begin when the properties become proved or their values become impaired. Harken assesses realizability of unevaluated properties on at least an annual basis or when there has been an indication that an impairment in value may have occurred. Fair value of unevaluated prospects is determined based on management's intention with regard to future exploration and development of individually significant properties and the ability of Harken to obtain funds to finance such exploration and development.

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

         Accounting for Development Finance Agreements - Harken accounts for the Development Finance Agreements Invested Amount, including the accrued 15% per annum increase, as a long-term obligation, as such Invested Amount is payable to the EnCap Investors, the European Investors and Faisal (the "Institutional Investors") should the Institutional Investors elect to convert their Institutional Participation into shares of Harken common stock. The 15% per annum increase in the Invested Amount, plus the amortization of the issuance costs associated with the Development Finance Agreements, is reflected as Interest Expense and Other, net of amounts capitalized, in the accompanying consolidated statements of operations. As Institutional Participation is converted into shares of Harken common stock, a pro-rata portion of any unamortized issuance costs associated with the Development Finance Agreements will be charged to income. For a discussion of Harken's change in accounting for Development Finance Agreements, see Note 15 - Restatement of Financial Statements.

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

         Per Share Data -- Basic earnings per common share was computed by dividing net income or loss attributed to common stock by the weighted average number of shares of Harken common stock outstanding during the year. The impact of unconverted European Convertible Notes was not included in any of the years presented as their effect would have been antidilutive. The impact of the unconverted Development Finance Agreements and the unconverted Series F Preferred were not included for any of the years presented as their effect would have been antidilutive. Harken has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", effective December 15, 1997, and as a result has restated certain prior year weighted average shares outstanding calculations, although there was no impact on prior year loss per share amounts.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Harken's pro forma information follows (in thousands except for earnings per share information):


                                                       Year Ended December 31,
                                         -------------------------------------------------------

                                              1996               1997              1998
                                         --------------    ---------------   -----------------
 Pro forma net loss attributed to
 common stock                            $    (929)        $  (2,486)        $ (61,689)
 Pro forma basic loss per share          $   (0.01)        $   (0.02)        $   (0.47)

         The weighted average fair value of the options issued in 1996, 1997 and 1998 was $1.30, $2.63 and $2.33 per share, respectively, underlying such option.

         A summary of Harken's stock option activity, and related information for the years ended December 31, 1996, 1997 and 1998 follows (not in thousands):


                                                                              Year Ended December 31,
                                  ------------------------------------------------------------------------------------------------
                                              1996                             1997                              1998
                                  ------------------------------------------------------------------------------------------------
                                                   Weighted-                          Weighted-                       Weighted-
                                                    Average                            Average                         Average
                                                    Exercise                           Exercise                        Exercise
                                    Options          Price            Options           Price          Options           Price
                                  -----------      -----------      -----------      -----------     -----------       -----------
 Outstanding-beginning of year      3,484,300      $      1.76        5,224,300      $      2.15       8,376,999       $      3.34

    Granted                         1,740,000      $      2.92        3,320,000      $      2.92       2,979,500       $      4.28

    Exercised                              --                          (114,051)     $      1.90         (81,500)      $      2.54

    Forfeited                              --               --          (53,250)     $      2.28         (98,250)      $      4.83
                                  -----------      -----------      -----------      -----------     -----------       -----------

 Outstanding-end of year            5,224,300      $      2.15        8,376,999      $      3.34      11,176,749       $      3.58

 Exercisable-end of year            1,739,300      $      1.77        2,773,999      $      1.93       4,627,294       $      2.53

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

         The following is a reconciliation of the reported amount of income tax expense for the years ended December 31, 1997 and December 31, 1998 to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income:


                                            1997          1998
                                          -------        -------
 Alternative minimum tax provision             27             --
 State income taxes                            36             34
                                          -------        -------
      Current tax expense                 $    63        $    34
                                          =======        =======

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

(12) OTHER INFORMATION

         Quarterly Data -- (Unaudited) -- The following tables summarize selected quarterly financial data for 1997 and 1998 expressed in thousands, except per share amounts:


                                                                    Quarter Ended                             Total
                                        ---------------------------------------------------------------      --------

                                          March 31         June 30        September 30      December 31        Year
                                        ------------     ------------     ------------      -----------      --------
1997

 Revenues                                 $  4,251         $  4,027         $  5,000         $  5,490         $ 18,768

 Gross profit                                2,441            1,917            1,986            2,188            8,532

 Net income  (loss) (restated)                  68               46               38             (436)            (284)

 Basic and diluted income
 per common share (restated)              $   0.00         $   0.00         $   0.00         $  (0.00)        $  (0.00)


1998
 Revenues                                 $  4,362         $  4,896         $  5,754         $  4,758         $ 19,770

 Gross profit                                1,318            1,288            1,407              931            4,944

 Net loss (restated)                          (549)            (612)         (28,444)         (26,182)         (55,787)

 Basic and diluted loss per common
 share (restated)                         $  (0.00)        $  (0.01)        $  (0.22)        $  (0.21)        $  (0.44)

         See Note 15 - Restatement of Financial Statements for further discussion of Harken's restatement of its consolidated financial statements.

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

         Harken's accounting policies for each of its operating segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. There are no intersegment sales or transfers. Revenues and expenses not directly identifiable with either segment, such as certain general and administrative expenses, are allocated by Harken based on various internal and external criteria including an assessment of the relative benefit to each segment.

         Harken's financial information for each of its operating segments is as follows for each of the three years in the period ended December 31, 1998:



                                                NORTH        SOUTH
                                               AMERICA       AMERICA       TOTAL
                                              ---------     ---------    ----------
FOR THE YEAR ENDED
  DECEMBER 31, 1996:

 Operating revenues                           $  12,341     $      --    $   12,341
 Interest and other income                          898           682         1,580
 Depreciation and amortization                    3,540            55         3,595
 Interest expense and other, net                    970           722         1,692
 Income tax expense                                  --            --
 Segment profit (loss)                              697        (1,038)         (341)
 Capital expenditures                            18,896         9,161        28,057
 Total assets at end of year                     90,331        32,669       123,000


 FOR THE YEAR ENDED
   DECEMBER 31, 1997:

 Operating revenues                           $  14,113     $      --     $  14,113
 Interest and other income                        2,327         2,328         4,655
 Depreciation and amortization                    5,102            81         5,183
 Interest expense and other, net(restated)          720         1,283         2,003
 Income tax expense                                  63            --            63
 Segment profit (loss) (restated)                 1,197        (1,481)         (284)
 Capital expenditures (restated)                  6,413        35,065        41,478
 Total assets at end of year (restated)         130,953       107,827       238,780


 FOR THE YEAR ENDED
   DECEMBER 31, 1998:

 Operating revenues                           $  10,394     $     538    $   10,932
 Interest and other income                        4,611         4,227         8,838
 Depreciation and amortization                    5,136           183         5,319
 Valuation allowance                             50,518            --        50,518
 Interest expense and other, net(restated)          598         3,696         4,294
 Income tax expense                                  34            --            34
 Segment profit (loss)                          (52,940)       (2,847)      (55,787)
 Capital expenditures (restated)                 23,968        84,411       108,379
 Total assets at end of year (restated)         108,938       211,178       320,116

(13)  OIL AND GAS DISCLOSURES

 Costs Incurred in Property Acquisition, Exploration and Development Activities:



                                                        Year Ended December 31,
                                              -------------------------------------------
                                                1996             1997              1998
                                              ---------        ---------        ---------
 DOMESTIC COSTS INCURRED:                                      (Restated)       (Restated)

  Acquisition of properties

    Evaluated                                 $  16,316        $   3,896        $  11,744
    Unevaluated                                      --               --            8,778
  Exploration                                       162              170            2,577
  Development                                     2,418            2,347              869
                                              ---------        ---------        ---------
    Total domestic costs incurred             $  18,896        $   6,413        $  23,968
                                              =========        =========        =========

 INTERNATIONAL COSTS INCURRED:

  Acquisition of properties

    Evaluated                                 $      --        $   4,115        $     903
    Unevaluated                                      --               --            6,313
  Exploration                                     9,161           30,950           77,195
  Development                                        --               --               --
                                              ---------        ---------        ---------
    Total international costs incurred        $   9,161        $  35,065        $  84,411
                                              =========        =========        =========

     International costs incurred during 1996, 1997 and 1998 relate to Harken's Colombian operations.


     Capitalized Costs Relating to Oil and Gas Producing Activities:


                                                                              December 31,
                                                           ------------------------------------------------
                                                              1996               1997               1998
                                                           ----------         ----------         ----------
 CAPITALIZED COSTS:                                                           (Restated)         (Restated)
   Unevaluated international properties                    $    3,656         $   21,769         $   60,162
   Unevaluated domestic properties                              6,610              5,780              4,372
   Evaluated international properties                           5,802             22,754             68,772
   Evaluated domestic properties                               60,188             67,431             92,807
                                                           ----------         ----------         ----------
   Total capitalized costs                                     76,256            117,734            226,113
     Less accumulated depreciation and amortization            (8,069)           (12,928)           (68,157)
                                                           ----------         ----------         ----------
   Net capitalized costs                                   $   68,187         $  104,806         $  157,956
                                                           ==========         ==========         ==========

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

         Proved oil and gas reserves are defined as the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Reservoirs are considered proved if economic productibility is supported by either actual production or conclusive formation tests. The area of a reservoir considered proved includes that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. Reserves which can be produced economically through application of improved recovery techniques are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

         The reliability of reserve information is considerably affected by several factors. Reserve information is imprecise due to the inherent uncertainties in, and the limited nature of, the data base upon which the estimating of reserve information is predicated. Moreover, the methods and data used in estimating reserve information are often necessarily indirect or analogical in character rather than direct or deductive. Furthermore, estimating reserve information, by applying generally accepted petroleum engineering and evaluation principles, involves numerous judgments based upon the engineer's educational background, professional training and professional experience. The extent and significance of the judgments to be made are, in themselves, sufficient to render reserve information inherently imprecise.

         "Standardized measure" relates to the estimated discounted future net cash flows and major components of that calculation relating to proved reserves at the end of the year in the aggregate and by geographic area, based on year end prices, costs, and statutory tax rates and using a 10% annual discount rate.


                                                                       (Unaudited)
                                     ------------------------------------------------------------------------------------------

                                           United States                      Colombia                    Total Worldwide
                                     --------------------------       -------------------------       -------------------------

                                        Oil              Gas             Oil             Gas             Oil             Gas
                                     (Barrels)          (Mcf)         (Barrels)         (Mcf)         (Barrels)         (Mcf)
                                     ---------        ---------       ---------       ---------       ---------       ---------
                                                                            (in thousands)
 PROVED RESERVES:
 AS OF DECEMBER 31, 1995                 3,523           29,203              --              --           3,523          29,203

   Extensions and discoveries                5            2,401           1,426             257           1,431           2,658

   Revisions                               (22)          (3,117)             --              --             (22)         (3,117)

   Production                             (370)          (1,409)             --              --            (370)         (1,409)

   Purchases of reserves in place        2,216            4,770             611           2,055           2,827           6,825
                                     ---------        ---------       ---------       ---------       ---------       ---------


 AS OF DECEMBER 31, 1996                 5,352           31,848           2,037           2,312           7,389          34,160

   Extensions and discoveries               95            3,977           3,922             134           4,017           4,111

   Revisions                              (546)          (8,437)          1,586           1,067           1,040          (7,370)

   Production                             (416)          (1,922)             --              --            (416)         (1,922)

   Purchases of reserves in place          345            4,185             713             129           1,058           4,314
                                     ---------        ---------       ---------       ---------       ---------       ---------


 AS OF DECEMBER 31, 1997                 4,830           29,651           8,258           3,642          13,088          33,293

   Extensions and discoveries              103            2,871          18,144          41,866          18,247          44,737

   Revisions                            (2,180)          (7,824)         (1,310)           (145)         (3,490)         (7,969)

   Production                             (433)          (2,063)            (61)             --            (494)         (2,063)

   Sales of reserves in place               (5)             (27)             --              --              (5)            (27)

   Purchases of reserves in place        1,325            5,723           2,851          34,757           4,176          40,480
                                     ---------        ---------       ---------       ---------       ---------       ---------

 AS OF DECEMBER 31, 1998                 3,640           28,331          27,882          80,120          31,522         108,451
                                     =========        =========       =========       =========       =========       =========

 PROVED DEVELOPED RESERVES AT:

   December 31, 1996                     3,757           11,822             252              45           4,009          11,867

   December 31, 1997                     3,002           15,080           1,599             167           4,601          15,247

   December 31, 1998                     1,859           13,804           9,642           3,026          11,501          16,830

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:


                                                                      (Unaudited)
                                                  ---------------------------------------------------
                                                                                           Total
                                                 United States         Colombia           Worldwide
                                                  -----------         -----------         -----------
                                                                     (in thousands)
 DECEMBER 31, 1997:

      Future cash inflows                         $   176,308         $   118,825         $   295,133

         Production costs                             (60,213)            (24,996)            (85,209)

         Development costs                            (14,874)            (29,083)            (43,957)
                                                  -----------         -----------         -----------
      Future net inflows before income tax            101,221              64,746             165,967

      Future income taxes                                  --             (21,424)            (21,424)
                                                  -----------         -----------         -----------
      Future net cash flows                           101,221              43,322             144,543

      10% discount factor                             (44,244)             (9,719)            (53,963)
                                                  -----------         -----------         -----------
 Standardized measure of discounted future
 net cash flows                                   $    56,977         $    33,603         $    90,580
                                                  ===========         ===========         ===========

 DECEMBER 31, 1998:

      Future cash inflows                         $    92,210         $   286,934         $   379,144

         Production costs                             (29,689)            (24,571)            (54,260)

         Development costs                            (17,239)            (41,757)            (58,996)
                                                  -----------         -----------         -----------
      Future net inflows before income tax             45,282             220,606             265,888

      Future income taxes                                  --             (38,914)            (38,914)
                                                  -----------         -----------         -----------
      Future net cash flows                            45,282             181,692             226,974

      10% discount factor                             (20,602)            (61,521)            (82,123)
                                                  -----------         -----------         -----------
 Standardized measure of discounted future
 net cash flows                                   $    24,680         $   120,171         $   144,851
                                                  ===========         ===========         ===========

Changes In Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:


                                                                              (Unaudited)
                                                          ---------------------------------------------------
                                                              1996               1997                 1998
                                                          -----------         -----------         -----------
   WORLDWIDE                                                                 (in thousands)
 Standardized measure -- beginning of year                $    58,776         $   142,243         $    90,580

 Increase (decrease)

   Sales, net of production costs                              (7,577)             (8,195)             (4,759)

   Net change in prices, net of production costs               51,070             (67,852)            (53,357)

   Development costs incurred                                     949               5,345              11,159

   Change in future development costs                             209               2,901              18,243

   Change in future income taxes                               (5,465)             (4,898)             (9,404)

   Revisions of quantity estimates                             (7,791)             (3,931)            (19,929)

   Accretion of discount                                        5,878              14,224               9,058

   Changes in production rates, timing and other                1,227             (14,051)            (11,756)

   Extensions and discoveries, net of future costs             12,475              16,007              82,230

   Sales of reserves-in-place                                      --                  --                 (42)

   Purchases of reserves-in-place                              32,492               8,787              32,828
                                                          -----------         -----------         -----------

 Standardized measure -- end of year                      $   142,243         $    90,580         $   144,851
                                                          ===========         ===========         ===========

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


     Year                               Amount
 ----------                             ------
 1999                                   $1,220

 2000                                    1,110

 2001                                      801

 2002                                      575

 2003                                       98

 Thereafter                                 --
                                        ------
 Total minimum payments required        $3,804
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

(15) RESTATEMENT OF FINANCIAL STATEMENTS

         In August 1999, following discussions with the Securities and Exchange Commission's accounting staff, Harken, along with its independent public accountants, agreed to change its accounting for certain Development Finance Agreements to reflect amounts convertible into shares of Harken common stock as a long-term obligation and to reflect the 15% per annum increase in amounts convertible as interest expense in Harken's consolidated financial statements. The restatement of Harken's consolidated financial statements had no effect on Harken's historical revenues, gross profit, net working capital, or cash flow for any of the periods. Harken had no long-term debt compliance covenants that were affected by the restatement. See Note 6 - Development Finance and Operating Agreements for a discussion of Harken's Development Finance Agreements and the accounting for those agreements. Harken had previously accounted for these transactions as conveyances of net profits interests and had recorded the sales proceeds as deferred revenue.

         The following table summarizes certain selected financial data as of December 31, 1997 and 1998 and for the two year period ended December 31, 1998 as originally reported and as restated to reflect the revised accounting for certain Development Finance Agreements:

   1997                                        Quarter                           Year
                                                Ended                            Ended
                                          December 31, 1997                December 31, 1997
                                     --------------------------       -----------------------------
                                     Previously                       Previously
                                      Reported         Restated        Reported           Restated
                                     ----------       ---------       ----------         ----------
Revenues:
 Oil and gas                        $    3,761       $    3,761         $  14,113        $  14,113
 Interest and other                      1,729            1,729             4,655            4,655
                                    ----------       ----------         ---------        ---------
                                         5,490            5,490            18,768           18,768

Costs and Expenses:
 Oil and gas operating                   1,573            1,573             5,581            5,581
 General and administrative              2,151            2,151             6,222            6,222
 Depreciation and amortization           1,571            1,571             5,183            5,183
 Interest expense and other, net            95              568             1,530            2,003
                                    ----------       ----------         ---------        ---------
                                         5,390            5,863            18,516           18,989

Income tax expense                          63               63                63               63
                                    ----------       ----------         ---------        ---------
Net income (loss)                           37             (436)              189             (284)
Net income (loss) attributed to
 common stock                               37             (436)              189             (284)
Basic and diluted net income              0.00            (0.00)             0.00            (0.00)
 (loss) per common share
Total assets                           238,513          238,780           238,513          238,780
Stockholders' equity                   157,881          157,408           157,881          157,408

   1998                                                                 Quarter  Ended
                       --------------------------------------------------------------------------------------------------------
                            March 31,                  June 30,                September 30,               December 31,
                       ----------------------    -----------------------   ----------------------     ------------------------
                       Previously                Previously                 Previously                 Previously
                        Reported    Restated     Reported     Restated      Reported    Restated       Reported     Restated
                       ----------   ---------    ----------   ----------   ----------   ---------     ----------    ----------
Revenues:
 Oil and gas           $   2,700    $   2,700    $   2,634    $   2,634   $   3,097     $   3,097     $   2,501     $   2,501
 Interest and other        1,662        1,662        2,262        2,262       2,657         2,657         2,257         2,257
                       ---------    ---------    ---------    ---------   ---------     ---------     ---------     ---------
                           4,362        4,362        4,896        4,896       5,754         5,754         4,758         4,758

Costs and Expenses:
 Oil and gas operating     1,382        1,382        1,346        1,346       1,690         1,690         1,570         1,570
 General and
  administrative           1,758        1,758        1,766        1,766       2,018         2,018         3,862         3,862
 Depreciation and
  amortization             1,130        1,130        1,286        1,286       1,462         1,462         1,441         1,441
 Valuation allowance          --           --           --           --      27,787        27,787        22,731        22,731
 Interest expense and
  other, net                   8          641          208        1,064         322         1,241           425         1,348
                       ---------    ---------    ---------    ---------   ---------     ---------     ---------     ---------
                           4,278        4,911        4,606        5,462      33,279        34,198        30,029        30,952

Income tax expense            --           --           46           46          --            --           (12)          (12)
                       ---------    ---------    ---------    ---------   ---------     ---------     ---------     ---------
Net income (loss)      $      84    $    (549)   $     244    $    (612)  $ (27,525)    $ (28,444)    $ (24,903)    $ (26,182)
Net income (loss)
 attributed to common
 stock                        84         (549)          75         (781)    (27,712)      (28,631)      (26,749)      (27,672)
Basic and diluted net       0.00        (0.00)        0.00        (0.01)      (0.22)        (0.22)        (0.20)        (0.21)
  income (loss)
  per common share
Total assets             247,964      248,809      365,569      368,032     331,019       337,254       304,538       320,116
Stockholders' equity     160,893      159,787      232,740      230,778     202,674       199,792       179,942       176,138



   1998                           Year
                                 Ended
                              December 31,
                         -----------------------
                          Previously
                          Reported     Restated
                         ----------    ---------
Revenues:
 Oil and gas             $  10,932     $  10,932
 Interest and other          8,838         8,838
                         ---------     ---------
                            19,770        19,770

Costs and Expenses:
 Oil and gas operating       5,988         5,988
 General and
  administrative             9,404         9,404
 Depreciation and
  amortization               5,319         5,319
 Valuation Allowance        50,518        50,518
 Interest expense and
  other, net                   963         4,294
                         ---------     ---------
                            72,192        75,523

Income tax expense              34            34
                         ---------     ---------
Net income (loss)        $ (52,456)    $ (55,787)
Net income (loss)
 attributed to common
 stock                     (54,302)      (57,633)
Basic and diluted net        (0.42)        (0.44)
  income (loss)
  per common share
Total assets               304,538       320,116
Stockholders' equity       179,942       176,138

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      The following documents are filed as a part of this report:

         (1) Financial Statements included in PART II of this report:


                                                                                                        PAGE
                                                                                                        ----
           Harken Energy Corporation and Subsidiaries
           -- Report of Independent Public Accountants...............................................     18
           -- Selected Financial Information and Other Data for the five years ended
               December 31, 1998.....................................................................      4
           -- Consolidated Balance Sheets -- December 31, 1997 and 1998..............................     19
           -- Consolidated Statements of Operations for the three years ended
                 December 31, 1998 ..................................................................     20
           -- Consolidated Statements of Stockholders' Equity for the three years ended
                 December 31, 1998...................................................................     21
           -- Consolidated Statements of Cash Flows for the three years ended
                 December 31, 1998...................................................................     22
           -- Notes to Consolidated Financial Statements.............................................     23

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

        27      Financial Data Schedule.

  (b)   Reports on Form 8-K

        None.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on August 12, 1999.

         HARKEN ENERGY CORPORATION



               /s/ Bruce N. Huff
------------------------------------------------------------------------
         Bruce N. Huff, President, Chief Financial Officer and Director

                                  EXHIBIT INDEX


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



EXHIBIT
NUMBER                      DESCRIPTION
-------                     -----------
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


EXHIBIT
NUMBER                      DESCRIPTION
-------                     -----------
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



EXHIBIT
NUMBER                      DESCRIPTION
-------                     -----------
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

EXHIBIT
NUMBER                      DESCRIPTION
-------                     -----------
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

   27          Financial Data Schedule.