Form 10-Q/A
period 1999-03-31
HARKEN ENERGY CORP
filed 1999-08-12
CIK 313478

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

        [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

        [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO ________

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

                                EXPLANATORY NOTE







This Form 10-Q/A for the first quarter ended March 31, 1999 is being filed, together with Form 10-K/A for the year ended December 31, 1998, in order for Harken Energy Corporation to report its consolidated financial statements which have been restated to reflect the change in accounting for certain Development Finance Agreements. The items amended are Item 1 and 2 of Part I, and Item 6 of
Part II. Other items are not amended and are not included in this filing. Item 2 of Part I has been revised only to reflect the above mentioned change in accounting treatment, and does not include an updated discussion for events occurring after May 13, 1999.

                            HARKEN ENERGY CORPORATION
                            INDEX TO QUARTERLY REPORT
                                 MARCH 31, 1999



                                                                                                            PAGE
                                                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1.        Condensed Financial Statements

                    Consolidated Condensed Balance Sheets..............................................       4

                    Consolidated Condensed Statements of Operations....................................       5

                    Consolidated Condensed Statements of Stockholders' Equity..........................       6

                    Consolidated Condensed Statements of Cash Flows....................................       7

                    Notes to Consolidated Condensed Financial Statements...............................       8


     Item 2.        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.....................................................      24

PART II. OTHER INFORMATION.............................................................................      34


SIGNATURES.............................................................................................      36

                         PART I - FINANCIAL INFORMATION

                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                                     DECEMBER 31,       MARCH 31,
                                                                         1998             1999
                                                                    -------------    -------------
                                                                      (Restated)       (Restated)
   ASSETS
Current Assets:
   Cash and temporary investments                                   $ 141,545,000    $  91,454,000
   Accounts and notes receivable, net                                   1,605,000        2,454,000
   Related party notes receivable                                         398,000          466,000
   Prepaid expenses and other current assets                              615,000          818,000
                                                                    -------------    -------------
      Total Current Assets                                            144,163,000       95,192,000

Property and Equipment, net                                           166,218,000      179,171,000

Other Assets, net                                                       9,735,000       10,307,000
                                                                    -------------    -------------
                                                                    $ 320,116,000    $ 284,670,000
                                                                    =============    =============

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Trade payables                                                   $  12,496,000    $   3,746,000
   Accrued liabilities and other                                        7,350,000        6,364,000
   Revenues and royalties payable                                         580,000          517,000
                                                                    -------------    -------------
      Total Current Liabilities                                        20,426,000       10,627,000

European Convertible Notes Payable                                     85,000,000       85,000,000

Development Finance Obligation                                         38,552,000       39,790,000

Commitments and Contingencies (Note 13)

Stockholders' Equity:
   Series F Preferred Stock, $1.00 par value; 15,000 shares
      authorized and issued as of December 31, 1998                        15,000
   Common stock, $0.01 par value; 225,000,000 shares authorized;
     134,758,830 and 134,778,830 shares issued, respectively            1,348,000        1,348,000
   Additional paid-in capital                                         327,498,000      310,703,000
   Retained deficit and other comprehensive income                   (150,171,000)    (160,246,000)
   Treasury stock, at cost, 700,000 shares held                        (2,552,000)      (2,552,000)
                                                                    -------------    -------------
          Total Stockholders' Equity                                  176,138,000      149,253,000
                                                                    -------------    -------------
                                                                    $ 320,116,000    $ 284,670,000
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

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                               ------------------------------
                                                   1998              1999
                                               -------------    -------------
                                                 (Restated)       (Restated)
Revenues:
  Oil and gas operations                       $   2,700,000    $   3,080,000
  Interest and other income                        1,662,000        1,256,000
                                               -------------    -------------
                                                   4,362,000        4,336,000
                                               -------------    -------------

Costs and Expenses:
  Oil and gas operating expenses                   1,382,000        1,458,000
  General and administrative expenses, net         1,758,000        1,789,000
  Depreciation and amortization                    1,130,000        1,378,000
  Interest expense and other, net                    641,000        1,359,000
                                               -------------    -------------
                                                   4,911,000        5,984,000
                                               -------------    -------------

              Loss before income taxes         $    (549,000)   $  (1,648,000)


Income tax expense                                        --               --
                                               -------------    -------------

              Net loss                         $    (549,000)   $  (1,648,000)
                                               =============    =============

Accretion related to preferred stock                      --       (8,427,000)
                                               -------------    -------------
              Net loss attributed to
                common stock                   $    (549,000)   $ (10,075,000)
                                               =============    =============
Loss per common share:
  Basic loss per common share                  $       (0.00)   $       (0.08)
                                               =============    =============
  Weighted average shares outstanding            122,441,279      134,073,116
                                               =============    =============

  Diluted loss per common share                $       (0.00)   $       (0.08)
                                               =============    =============
  Weighted average shares outstanding            122,441,279      134,073,116
                                               =============    =============


    The accompanying Notes to Consolidated Condensed Financial Statements are
                      an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                                                         ACCUMULATED
                                                              ADDITIONAL                                    OTHER
                                      PREFERRED    COMMON      PAID-IN      TREASURY      RETAINED      COMPREHENSIVE
                                        STOCK       STOCK      CAPITAL        STOCK        DEFICIT      INCOME (LOSS)     TOTAL
                                      ---------  ----------  ------------  -----------  -------------   -------------  ------------

Balance, December 31, 1997 (restated) $      --  $1,218,000  $248,770,000  $        --  $ (92,672,000)  $      92,000  $157,408,000
 Issuance of common stock, net               --      51,000    25,110,000           --             --              --    25,161,000
 Issuance of preferred stock             15,000          --    14,437,000           --             --              --    14,452,000
 Accretion of preferred stock                --          --     1,846,000           --     (1,846,000)             --            --
 Conversions of European notes
   payable                                   --      79,000    37,335,000           --             --              --    37,414,000
 Treasury shares purchased                   --          --            --   (2,552,000)            --              --    (2,552,000)
 Comprehensive income:
   Equity adjustment from
     foreign currency translation            --          --            --           --             --          42,000
   Net loss (restated)                       --          --            --           --    (55,787,000)             --
     Total comprehensive
     income (loss)                                                                                                      (55,745,000)
                                      ---------  ----------  ------------  -----------  -------------   -------------  ------------
Balance, December 31, 1998 (restated)    15,000   1,348,000   327,498,000   (2,552,000)  (150,305,000)        134,000   176,138,000
 Issuance of common stock, net               --          --        47,000           --             --              --        47,000
 Accretion of preferred stock                --          --     8,427,000           --     (8,427,000)             --            --
 Redemption of preferred stock          (15,000)         --   (25,269,000)          --             --              --   (25,284,000)
 Comprehensive income:
   Net loss (restated)                       --          --            --           --     (1,648,000)             --
     Total comprehensive
     income (loss)                                                                                                       (1,648,000)
                                      ---------  ----------  ------------  -----------  -------------   -------------  ------------
Balance, March 31, 1999 (restated)    $      --  $1,348,000  $310,703,000  $(2,552,000) $(160,380,000)  $     134,000  $149,253,000
                                      =========  ==========  ============  ===========  =============   =============  ============


   The accompanying Notes to Consolidated Condensed Financial Statements are
                     an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                             ----------------------------
                                                                 1998            1999
                                                             -------------   ------------
                                                              (Restated)      (Restated)
Cash flows from operating activities:
  Net loss                                                   $    (549,000)  $ (1,648,000)
   Adjustment to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                1,130,000      1,378,000
    Amortization of issuance costs                                 152,000        227,000
    Provision for doubtful accounts                                 15,000             --

Change in assets and liabilities:
  (Increase) decrease in accounts receivable                       408,000       (917,000)
  Decrease in trade payables and other                            (434,000)    (9,866,000)
                                                             -------------   ------------
    Net cash provided by (used in) operating activities            722,000     10,826,000
                                                             -------------   ------------

Cash flows from investing activities:
  Capital expenditures, net                                    (16,865,000)   (14,028,000)
                                                             -------------   ------------
    Net cash used in investing activities                      (16,865,000)   (14,028,000)
                                                             -------------   ------------

Cash flows from financing activities:
  Proceeds from issuances of common stock,
    net of issuance costs                                        1,945,000         47,000
  Proceeds from development finance agreements, net              9,798,000             --
  Redemption of preferred stock                                         --    (25,284,000)
  Investment in segregated account cash, net                    (1,060,000)            --
                                                             -------------   ------------
    Net cash provided by (used in) financing activities         10,683,000    (25,237,000)
                                                             -------------   ------------

Net decrease in cash and temporary investments                  (5,460,000)   (50,091,000)
Cash and temporary investments at beginning of period           85,740,000    141,545,000
                                                             -------------   ------------
Cash and temporary investments at end of period              $  80,280,000   $ 91,454,000
                                                             =============   ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                 $          --   $         --
    Income taxes                                                        --             --


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

         The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations, although Harken believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Harken's Form 10-K/A for the year ended December 31, 1998.

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


(2)      ACQUISITION

         On May 19, 1998, Harken, along with Harken Exploration Company, a wholly-owned subsidiary, purchased working interests in oil and gas properties located in southern Louisiana (the "Bargo Properties") from St. Martinville Partners, Ltd. and Bargo Energy Company. The purchase price consisted of 2,716,483 shares of Harken common stock, having an approximate value of $16,250,000, which were issuable at closing. Pursuant to the Asset Purchase and Sale Agreement, additional consideration of up to $4,000,000 may be payable by Harken to the sellers if the sellers are able to obtain new or renewal leases for certain of the Bargo Properties. The amount of the additional consideration is currently being negotiated with the sellers and is payable at Harken's option in the form of additional shares of Harken common stock or cash. See Note 11 - Related Party Transactions for a discussion of the relationship between Harken and the sellers.


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

         The following is a summary of held-to-maturity securities:




                                                   December 31,           March 31,
                                                       1998                 1999
                                                 ----------------      ---------------
Included in cash and temporary investments:

Cost                                             $    124,398,000      $    75,954,000
Estimated fair value                             $    124,914,000      $    76,137,000



         Harken includes in cash and temporary investments other cash and cash equivalent amounts in addition to the above marketable debt securities.



(4)      PROPERTY AND EQUIPMENT

         A summary of property and equipment follows:


                                                        December 31,                   March 31,
                                                            1998                          1999
                                                    ---------------------         ---------------------
Unevaluated oil and gas properties:                      (Restated)                    (Restated)

     Unevaluated Colombian properties               $          60,162,000         $          44,238,000
     Unevaluated domestic properties                            4,372,000                     4,429,000

Evaluated oil and gas properties:

     Evaluated Colombian properties                            68,772,000                    97,430,000
     Evaluated domestic properties                             92,807,000                    93,337,000
Facilities, gas plants and other property                      14,864,000                    15,878,000
Less accumulated depreciation and amortization                (74,759,000)                  (76,141,000)
                                                    ---------------------         ---------------------
                                                    $         166,218,000         $         179,171,000
                                                    =====================         =====================

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

         Accounting for Development Finance Agreements - Harken accounts for the Development Finance Agreements Invested Amount, including the accrued 15% per annum increase, as a long-term obligation, as such Invested Amounts is payable to the EnCap Investors, the European Investors and Faisal (the "Institutional Investors") should the Institutional Investors elect to convert their Institutional Participation into shares of Harken common stock. The 15% per annum increase in the Invested Amount, plus the amortization of the issuance costs associated with the Development Finance Agreements, is reflected as Interest Expense and Other, net of amounts capitalized, in the accompanying consolidated statements of operations. As Institutional Participation is converted into shares of Harken common stock, a pro-rata portion of unamortized issuance costs associated with the Development Finance Agreements will be charged to income. For a discussion of Harken's change in accounting for Development Finance Agreements, see Note 14 - Restatement of Financial Statements.


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

         Acquisition of Bargo Properties -- In May 1998, Harken acquired working interests in the Bargo Properties in exchange for 2,716,483 shares issuable at closing. Additional consideration of up to $4,000,000 is payable by Harken to the sellers in the form of additional shares of Harken common stock or cash under certain circumstances. See Note 2 -- Acquisitions for further discussion.

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

         On January 5, 1999, Harken reached an agreement with RGC to extend the fixed conversion price dates and mandatory conversion date by one year on Harken's $15 million Series F Preferred. Under the terms of the new agreement with RGC, Harken would have issued shares of a new Series G Convertible Preferred Stock (the "Series G Preferred") in exchange for the outstanding Series F Preferred. In January 1999, RGC elected to present its Series F Preferred for conversion and Harken elected to pay cash of approximately $25.3 million to RGC in lieu of issuing shares of Harken common stock. Harken reflected an additional amount of approximately $1,302,000 of accretion during 1998 related to Series F Preferred which represents the portion of the ultimate redemption value generated in December 1998. Harken has reflected the additional accretion amount of approximately $8,427,000 in the calculation of net income
(loss) attributed to common stock during the first quarter of 1999 reflecting the portion of the redemption value generated in January 1999.

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


(9)      PER SHARE DATA

         Basic earnings per common share was computed by dividing net income or loss by the weighted average number of shares of Harken common stock outstanding during the period. The impact of unconverted European Convertible Notes or Development Finance Agreements was not included as their effect would have been antidilutive. Had the certain Development Finance Agreements which converted in April and May 1999 been converted effective January 1, 1999, Harken's net loss attributed to common stock would have been $(0.06) for the first quarter of 1999.


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

(11)     RELATED PARTY TRANSACTIONS

         In June 1997, Harken added to its Board of Directors a new director who is also a managing director of EnCap Investments L.C. ("EnCap"). EnCap has historically provided financial consulting and investment banking services to Harken. In connection with the June 1997 placement of the 5 1/2% European Notes, EnCap received as a financial consulting fee, $466,667 in cash, and a warrant to purchase 50,000 shares of Harken common stock at any time after December 11, 1997 and on or before December 11, 1999 at an exercise price of $5.00 per share. As described in Note 6 - Development Finance and Operating Agreements, in October 1997, Harken entered into a Development Finance Agreement with the EnCap Investors. EnCap serves as the general partner of three of the EnCap Investors and the Harken director serves as a director of the fourth EnCap Investor. In connection with the EnCap Development Finance Agreement, EnCap received an investment banking fee of $500,000. As described in Note 2 - Acquisition, in May 1998, Harken acquired the Bargo Properties from St. Martinville Partners, Ltd. and Bargo Energy Company, which are affiliates of EnCap. Harken believes that the above transactions were made at terms at least as favorable to Harken as those that could have been secured with an unrelated party.

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

         Harken's financial information for each of its operating segments is as follows for the periods ended March 31, 1998 and March 31, 1999:


                                             NORTH              SOUTH
                                            AMERICA            AMERICA             TOTAL
                                         -------------      -------------      -------------
FOR THE THREE MONTHS ENDED
   MARCH 31, 1998:


Operating revenues                       $   2,700,000      $          --      $   2,700,000

Interest and other income                      834,000            828,000          1,662,000

Depreciation and amortization                1,105,000             25,000          1,130,000


Interest expense and other, net                  8,000            633,000            641,000
  (restated)

Income tax expense                                  --                 --                 --

Segment loss (restated)                       (183,000)          (366,000)          (549,000)

Capital expenditures (restated)                993,000         16,602,000         17,595,000

Total assets at end of period              126,770,000        122,039,000        248,809,000
  (restated)

FOR THE THREE MONTHS ENDED
 MARCH 31, 1999:


Operating revenues                       $   2,402,000      $     678,000      $   3,080,000

Interest and other income                      611,000            645,000          1,256,000

Depreciation and amortization                1,163,000            215,000          1,378,000

Interest expense and other, net                216,000          1,143,000          1,359,000
  (restated)

Income tax expense                                  --                 --                 --

Segment loss (restated)                       (443,000)        (1,205,000)        (1,648,000)

Capital expenditures                           534,000         13,941,000         14,475,000
  (restated)

Total assets at end of period               82,013,000        202,657,000        284,670,000
  (restated)



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

         Harken's information technology infrastructure consists of desktop Pentium class Intel based PC systems and servers, and off-the-shelf software packages. The systems are networked via Microsoft and other telecommunications equipment. Harken does not use mini or mainframe computer systems and uses only off-the-shelf software products.

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

(14)     RESTATEMENT OF FINANCIAL STATEMENTS

         In August 1999, following discussions with the Securities and Exchange Commission's accounting staff, Harken, along with its independent public accountants, agreed to change its accounting for certain Development Finance Agreements to reflect amounts convertible into shares of Harken common stock as a long-term obligation and to reflect the 15% per annum increase in amounts convertible as interest expense in Harken's consolidated financial statements. The restatement of Harken's consolidated financial statements had no effect on Harken's historical revenues, gross profit, net working capital or cash flow for any of the periods. Harken had no long-term debt compliance covenants that were affected by the restatement. See Note 6 - Development Finance and Operating Agreements for a discussion of Harken's Development Finance Agreements and the accounting for those agreements. Harken had previously accounted for these transactions as conveyances of net profits interests and had recorded the sales proceeds as deferred revenue.

         The following table summarizes certain selected financial data as of December 31, 1998 and March 31, 1999 and for the three months ended March 31, 1998 and March 31, 1999 as originally reported and as restated to reflect the revised accounting for certain Development Finance Agreements:

                                       December 31, 1998                           March 31, 1999
                               -----------------------------------       ------------------------------------
                                 Previously                                Previously
                                  Reported           Restated               Reported            Restated
                               ----------------   ----------------       ----------------   -----------------
Total assets                   $    304,538,000   $    320,116,000       $    262,499,000   $     284,670,000
Stockholders' equity           $    179,942,000   $    176,138,000       $    154,023,000   $     149,253,000


                                                         Quarter Ended
                                  ----------------------------------------------------------------
                                         March 31, 1998                     March 31, 1999
                                  ---------------------------       ------------------------------
                                  Previously                        Previously
                                   Reported         Restated         Reported           Restated
                                  ----------       ----------       -----------       ------------
Revenues:
 Oil and gas                      $2,700,000       $2,700,000       $ 3,080,000       $  3,080,000
 Interest and other                1,662,000        1,662,000         1,256,000          1,256,000
                                  ----------       ----------       -----------       ------------
                                   4,362,000        4,362,000         4,366,000          4,366,000

Costs and Expenses:
 Oil and gas operating             1,382,000        1,382,000         1,458,000          1,458,000
 General and administrative        1,758,000        1,758,000         1,789,000          1,789,000
 Depreciation and amortization     1,130,000        1,130,000         1,358,000          1,378,000
 Interest expense and other, net       8,000          641,000           413,000          1,359,000
                                  ----------       ----------       -----------       ------------
                                   4,278,000        4,911,000         5,018,000          5,984,000

Income tax expense                        --               --                --                 --

Net income (loss)                 $   84,000       $ (549,000)      $  (682,000)      $ (1,648,000)
Net income (loss) attributed
 to common stock                      84,000         (549,000)       (9,109,000)       (10,075,000)
Basic and diluted net income
 (loss) per common share          $     0.00       $    (0.00)      $     (0.07)      $      (0.08)

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

OVERVIEW

         Harken reported a net loss for the three months ended March 31, 1999 of $1,648,000 compared to a net loss of $549,000 for the prior year period. Despite lower oil and gas prices, total oil and gas operating revenues increased from approximately $2.70 million during the first quarter of 1998 to approximately $3.08 million for the first quarter of 1999, primarily due to increased oil and gas operating revenue from Harken's Colombian operations. Gross profit before depreciation and amortization, general and administrative and interest expenses totaled approximately $1.6 million during the three months ended March 31, 1999 compared to approximately $1.3 million for the prior year period.

                              RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected Harken's earnings and balance sheet during the periods included in the accompanying consolidated financial statements.


                                                         Three Months Ended March 31,
                                                       --------------------------------
                                                            1998               1999
                                                       -------------       ------------
                                                                  (unaudited)
REVENUES

Domestic Exploration and Production Operations
  Oil sales revenues                                   $   1,379,000       $  1,350,000
     Oil volumes in barrels                                   95,000            121,000
     Oil price per barrel                              $       14.52       $      11.16
  Gas sales revenues                                   $   1,189,000       $    979,000
     Gas volumes in mcf                                      502,000            570,000
     Gas price per mcf                                 $        2.37       $       1.72
  Gas plant revenues                                   $     132,000       $     73,000

Colombian Exploration and Production Operations
   Oil sales revenues                                  $          --       $    678,000
     Oil volumes in barrels                                       --             77,000
     Oil price per barrel                              $          --       $       8.81

OTHER REVENUES
   Interest income                                     $   1,656,000       $  1,248,000
   Other income                                        $       6,000       $      8,000

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

         Interest expense and other increased during the first quarter of 1999 compared to the prior year period due to the issuance of the Development Finance Agreements in late 1997 and early 1998, the issuance of the 5% European Notes in May 1998, and the decrease in the amounts of interest capitalized to Harken's Colombian exploration activity, as such activity during the first quarter of 1999 has decreased compared to the prior year period.


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

        Harken's primary need for capital is to fund the planned exploration and development efforts in Colombia and Costa Rica. Harken's 1998 Colombian capital expenditures totaled approximately $84 million and Harken anticipates that its 1999 Colombian capital expenditures will be in excess of $50 million, primarily related to the Bolivar Contract area. Harken believes that it will have sufficient cash resources to fund all of its planned capital expenditures for 1999, however, Harken plans to obtain additional resources through project debt financing related to the development of the Bolivar Contract area. In addition, Harken intends to continue to pursue domestic and international acquisition opportunities. Harken intends to fund such acquisitions, if any are consummated, through a combination of cash on hand, issuances of debt or equity securities.

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

         Related to Harken's Costa Rica operations, under the terms of the agreement between Harken and MKJ Xploration, Inc. ("MKJ"), Harken will pay $4.2 million to MKJ to purchase its share of the Costa Rica Contract rights from MKJ once an agreement is signed with the Costa Rican Ministry of Environment and Energy and the assignment of the contract between MKJ and Harken is approved by the Costa Rica Ministry of Environment and Energy. Additionally, Harken is committed to contribute an additional $8 million to fund the work program obligations and maintain its 80% ownership under the proposed Costa Rica Contract agreement.

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

         Development Finance Agreements -- In October 1997, December 1997 and March 1998, Harken entered into separate Development Finance Agreements with institutional investors (collectively the "Institutional Investors") pursuant to which the Institutional Investors provided approximately $34.5 million (the "Payment Amount") of net proceeds to Harken to finance the drilling of the initial wells on three unexplored oil and gas prospects in the Middle Magdalena Basin of Colombia. Approximately $24.5 million of net proceeds was received in October 1997 from a related party and approximately $10 million of net proceeds was received during the first quarter of 1998. In exchange, the Institutional Investors obtained the right to receive future payments from Harken equal to 7% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from each of the three prospects if the planned drilling on the prospect is successful (the "Institutional Participation"). Pursuant to the Development Finance Agreements, Harken is obligated to drill each of the three wells prior to October 2000. Harken has satisfied the first well obligation pursuant to the Development Finance Agreements with the drilling of the Islero #1 well on the Cambulos Contract area. For a detailed discussion of the terms and accounting for the Development Finance Agreements, see "Notes to Consolidated Condensed Financial Statements, Note 6 -- Development Finance and Operating Agreements." For a discussion of the relationship between Harken and one of the Institutional Investors, see "Notes to Consolidated Condensed Financial Statements, Note 11 -- Related Party Transactions."

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

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         9a)      EXHIBIT INDEX

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

                  3.4 Amendments to the Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3 to Harken's Quarterly Report on Form 10-Q for fiscal quarter ended June 30,1991, File No. 0-9207, and incorporated by reference herein.)

                  3.5 Amendments to the Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.5 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 0-9207, and incorporated herein by reference).

                  3.6 Amendment to the Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.6 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. O-9207 and incorporated by reference herein).

                  3.7 Amendment to the Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.6 to Harken's Quarterly Report on Form 10-K for the fiscal quarter ended June 30, 1998, File No. 0-9207, and incorporated by reference herein).

                  3.8 Bylaws of Harken Energy Corporation, as amended (filed as Exhibit 3.2 to Harken's Annual Report on Form 10-K for fiscal year ended December 31, 1989, File No. O-9207, and incorporated by reference herein).

                  4.1 Form of certificate representing shares of Harken common stock, par value $.01 per share (filed as Exhibit 1 to Harken's Registration Statement on Form 8-A, File No. 0-9027, and incorporated by reference herein.)

                  4.2 Certificate of Designations, Powers, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, $1.00 par value, of Harken Energy Corporation (filed as Exhibit 4.1 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31,1989, File No. 0-9207, and incorporated by reference herein).

                  4.3 Certificate of Designations, Powers, Preferences and Rights of Series B Cumulative Convertible Preferred Stock, $1.00 par value, of Harken Energy Corporation (filed as Exhibit 4.2 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 0-9207, and incorporated by reference herein.).

                  4.4 Certificate of the Designations, Powers, Preferences and Rights of Series C Cumulative Convertible Preferred Stock, $1.00 par value of Harken Energy Corporation (filed as Exhibit 4.3 to Harken's Annual Report on Form 10-K for fiscal year ended December 31,1989, File No. 0-9207, and incorporated by reference herein).

                  4.5 Certificate of the Designations of Series D Preferred Stock, $1.00 par value of Harken Energy Corporation (filed as Exhibit 4.3 to Harken's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30,1995, File No. 0-9207, and incorporated by reference herein).

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

         (b)      REPORTS ON FORM 8-K

                  None filed.

                            HARKEN ENERGY CORPORATION

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              Harken Energy Corporation
                                          ---------------------------------
                                                    (Registrant)





Date:    August 12, 1999               By: /s/ Bruce N. Huff
     ----------------------               --------------------------------------
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

            3.4         Amendments to the Certificate of Incorporation of Harken
                        Energy Corporation (filed as Exhibit 3 to Harken's
                        Quarterly Report on Form 10-Q for fiscal quarter ended
                        June 30,1991, File No. 0-9207, and incorporated by reference herein.)

            3.5         Amendments to the Certificate of Incorporation of Harken
                        Energy Corporation (filed as Exhibit 3.5 to Harken's
                        Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1996, File No. 0-9207, and incorporated herein by reference).

            3.6         Amendment to the Certificate of Incorporation of Harken
                        Energy Corporation (filed as Exhibit 3.6 to Harken's
                        Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1997, File No. O-9207 and incorporated by reference herein).

            3.7         Amendment to the Certificate of Incorporation of Harken
                        Energy Corporation (filed as Exhibit 3.6 to Harken's
                        Quarterly Report on Form 10-K for the fiscal quarter ended June 30, 1998, File No. 0-9207, and incorporated by reference herein).

            3.8 Bylaws of Harken Energy Corporation, as amended (filed as Exhibit 3.2 to Harken's Annual Report on Form 10-K for fiscal year ended December 31, 1989, File No.
                        O-9207, and incorporated by reference herein).

            4.1 Form of certificate representing shares of Harken common stock, par value $.01 per share (filed as Exhibit 1 to Harken's Registration Statement on Form 8-A, File No.
                        0-9027, and incorporated by reference herein.)

            4.2         Certificate of Designations, Powers, Preferences and
                        Rights of Series A Cumulative Convertible Preferred
                        Stock, $1.00 par value, of Harken Energy Corporation
                        (filed


                        as Exhibit 4.1 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31,1989, File No.
                        0-9207, and incorporated by reference herein).

            4.3         Certificate of Designations, Powers, Preferences and
                        Rights of Series B Cumulative Convertible Preferred
                        Stock, $1.00 par value, of Harken Energy Corporation
                        (filed as Exhibit 4.2 to Harken's Annual Report on Form
                        10-K for the fiscal year ended December 31, 1989, File
                        No. 0-9207, and incorporated by reference herein.).

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

            4.5         Certificate of the Designations of Series D Preferred
                        Stock, $1.00 par value of Harken Energy Corporation
                        (filed as Exhibit 4.3 to Harken's Quarterly Report on
                        Form 10-Q for the fiscal quarter ended September
                        30,1995, File No. 0-9207, and incorporated by reference herein).

            4.6 Rights Agreement, dated as of April 6, 1998, by and between Harken Energy Corporation And ChaseMellon
                        Shareholder Services L.LC., as Rights Agent (filed as
                        Exhibit 4 to Harken's Current Report on Form 8-K dated
                        April 7, 1998, File No. 0-9207, and incorporated by reference herein).

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
