Form 10-Q
period 1999-06-30
HARKEN ENERGY CORP
filed 1999-08-12
CIK 313478

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM     TO
                                                      ---    ---

                         COMMISSION FILE NUMBER 0-9207

                           HARKEN ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                           95-2841597
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                          Identification No.)

    16285 PARK TEN PLACE, SUITE 600                               077084
           HOUSTON, TEXAS                                       (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code (281) 717-1300


       INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                              ---    ---

       The number of shares of Common Stock, par value $0.01 per share, outstanding as of August 2, 1999 was 146,989,548.


-------------------------------------------------------------------------------

                           HARKEN ENERGY CORPORATION
                           INDEX TO QUARTERLY REPORT
                                 JUNE 30, 1999

                                                                           PAGE
                                                                           ----
PART I. FINANCIAL INFORMATION

     Item 1.   Condensed Financial Statements

               Consolidated Condensed Balance Sheets.......................  4

               Consolidated Condensed Statements of Operations.............  5

               Consolidated Condensed Statements of Stockholders' Equity...  6

               Consolidated Condensed Statements of Cash Flows.............  7

               Notes to Consolidated Condensed Financial Statements........  8


     Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.............................. 24


PART II.  OTHER INFORMATION

               Notes Concerning Other Information.........................  34

SIGNATURES................................................................  37

                         PART I- FINANCIAL INFORMATION

                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                                                DECEMBER 31,     JUNE 30,
                                                                                   1998            1999
                                                                              --------------   -------------
                                                                               (Restated)
     ASSETS
Current Assets:
   Cash and temporary investments                                             $ 141,545,000    $  78,041,000
   Accounts and notes receivable, net                                             1,605,000        3,009,000
   Related party notes receivable                                                   398,000          466,000
   Prepaid expenses and other current assets                                        615,000        1,643,000
                                                                              -------------    -------------
        Total Current Assets                                                    144,163,000       83,159,000

Property and Equipment, net                                                     166,218,000      186,598,000

Other Assets, net                                                                 9,735,000        9,232,000
                                                                              -------------    -------------
                                                                              $ 320,116,000    $ 278,989,000
                                                                              =============    =============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Trade payables                                                             $  12,496,000    $   2,362,000
   Accrued liabilities and other                                                  7,350,000        9,062,000
   Revenues and royalties payable                                                   580,000          500,000
                                                                              -------------    -------------
        Total Current Liabilities                                                20,426,000       11,924,000

European Convertible Notes Payable                                               85,000,000       85,000,000

Development Finance Obligation                                                   38,552,000       19,608,000

Commitments and Contingencies (Note 13)

Stockholders' Equity:
   Series F Preferred Stock, $1.00 par value; 15,000 shares
      authorized and issued as of December 31, 1998                                  15,000               --
   Common stock, $0.01 par value; 225,000,000 shares authorized;
     134,758,830 and 145,607,549 shares issued, respectively                      1,348,000        1,456,000
   Additional paid-in capital                                                   327,498,000      327,554,000
   Retained deficit and other comprehensive income                             (150,171,000)    (163,041,000)
   Treasury stock, at cost, 700,000 and 1,218,000 shares held, respectively      (2,552,000)      (3,512,000)
                                                                              -------------    -------------
          Total Stockholders' Equity                                            176,138,000      162,457,000
                                                                              -------------    -------------
                                                                              $ 320,116,000    $ 278,989,000
                                                                              =============    =============

           The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           JUNE 30,                       JUNE 30,
                                                ----------------------------   -----------------------------
                                                     1998           1999            1998            1999
                                                ------------   -------------   -------------    ------------
                                                 (Restated)                     (Restated)
Revenues:
  Oil and gas operations                        $  2,634,000    $  4,110,000    $  5,334,000    $  7,190,000
  Interest and other income                        2,262,000         990,000       3,924,000       2,246,000
                                                ------------    ------------    ------------    ------------
                                                   4,896,000       5,100,000       9,258,000       9,436,000
                                                ------------    ------------    ------------    ------------

Costs and Expenses:
  Oil and gas operating expenses                   1,346,000       1,744,000       2,728,000       3,202,000
  General and administrative expenses, net         1,766,000       2,578,000       3,524,000       4,367,000
  Depreciation and amortization                    1,286,000       1,470,000       2,416,000       2,848,000
  Interest expense and other, net                  1,064,000       1,514,000       1,705,000       2,873,000
                                                ------------    ------------    ------------    ------------
                                                   5,462,000       7,306,000      10,373,000      13,290,000
                                                ------------    ------------    ------------    ------------
          Loss before income taxes              $   (566,000)   $ (2,206,000)   $ (1,115,000)   $ (3,854,000)

Income tax expense                                    46,000              --          46,000              --
                                                ------------    ------------    ------------    ------------
          Loss before extraordinary item        $   (612,000)   $ (2,206,000)   $ (1,161,000)   $ (3,854,000)

Extraordinary item-charge for reduction of
  unamortized issuance costs                              --         589,000              --         589,000
                                                ------------    ------------    ------------    ------------
          Net loss                              $   (612,000)   $ (2,795,000)   $ (1,161,000)   $ (4,443,000)
                                                ============    ============    ============    ============
Accretion related to preferred stock                (169,000)             --        (169,000)     (8,427,000)
                                                ------------    ------------    ------------    ------------
          Net loss attributed to common stock   $   (781,000)   $ (2,795,000)   $ (1,330,000)   $(12,870,000)
                                                ============    ============    ============    ============

Loss per common share:
  Basic loss before extraordinary item          $      (0.01)   $      (0.01)   $      (0.01)   $      (0.09)
  Extraordinary item                                      --           (0.00)             --           (0.00)
                                                ------------    ------------    ------------    ------------
  Basic loss per common share                   $      (0.01)   $      (0.01)   $      (0.01)   $      (0.09)
                                                ============    ============    ============    ============
  Weighted average shares outstanding            130,452,657     139,817,277     126,394,977     137,297,387
                                                ============    ============    ============    ============


  Diluted loss before extraordinary item        $      (0.01)   $      (0.01)   $      (0.01)   $      (0.09)
  Extraordinary item                                      --           (0.00)             --           (0.00)
                                                ------------    ------------    ------------    ------------
  Diluted loss per common share                 $      (0.01)   $      (0.01)   $      (0.01)   $      (0.09)
                                                ============    ============    ============    ============
  Weighted average shares outstanding            130,452,657     139,817,277     126,394,977     137,297,387
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

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)



                                                                          ADDITIONAL
                                          PREFERRED        COMMON          PAID-IN          TREASURY          RETAINED
                                           STOCK            STOCK          CAPITAL            STOCK            DEFICIT
                                        -------------  ---------------  --------------   --------------    --------------
Balance, December 31, 1997 (restated)   $          --    $   1,218,000   $ 248,770,000    $          --    $ (92,672,000)

  Issuance of common stock, net                    --           51,000      25,110,000               --               --

  Issuance of preferred stock                  15,000               --      14,437,000               --               --

  Accretion of preferred stock                     --               --       1,846,000               --       (1,846,000)

  Conversions of European notes
     payable                                       --           79,000      37,335,000               --               --

  Treasury shares purchased                        --               --              --       (2,552,000)              --

  Comprehensive income:
     Equity adjustment from
     foreign currency translation                  --               --              --               --               --

     Net loss (restated)                           --               --              --               --      (55,787,000)
          Total comprehensive
           loss (restated)
                                        -------------    -------------   -------------    -------------    -------------

Balance, December 31, 1998 (restated)          15,000        1,348,000     327,498,000       (2,552,000)    (150,305,000)

  Issuance of common stock, net                    --               --          48,000               --               --

  Conversions of Development Finance
     Obligation                                    --          108,000      20,835,000               --               --

  Accretion of preferred stock                     --               --       8,427,000               --       (8,427,000)

  Treasury shares purchased                        --               --              --         (960,000)              --

  Redemption of preferred stock               (15,000)              --     (25,269,000)              --               --

  Settlement of purchase property
     acquisition                                   --               --      (3,985,000)              --               --

  Comprehensive income:
     Net loss                                      --               --              --               --       (4,443,000)
          Total comprehensive loss
                                        -------------    -------------   -------------    -------------    -------------
Balance, June 30, 1999                  $          --    $   1,456,000   $ 327,554,000    $  (3,512,000)   $(163,175,000)
                                        =============    =============   =============    =============    =============


                                          ACCUMULATED
                                             OTHER
                                         COMPREHENSIVE
                                         INCOME (LOSS)       TOTAL
                                        ---------------  --------------
Balance, December 31, 1997 (restated)    $      92,000   $ 157,408,000

  Issuance of common stock, net                     --      25,161,000

  Issuance of preferred stock                       --      14,452,000

  Accretion of preferred stock                      --              --

  Conversions of European notes
     payable                                        --      37,414,000

  Treasury shares purchased                         --      (2,552,000)

  Comprehensive income:
     Equity adjustment from
     foreign currency translation               42,000

     Net loss (restated)                            --
          Total comprehensive
           loss (restated)                                 (55,745,000)
                                         -------------   -------------

Balance, December 31, 1998 (restated)          134,000     176,138,000

  Issuance of common stock, net                     --          48,000

  Conversions of Development Finance
     Obligation                                     --      20,943,000

  Accretion of preferred stock                      --              --

  Treasury shares purchased                         --        (960,000)

  Redemption of preferred stock                     --     (25,284,000)

  Settlement of property purchase
     acquisition                                    --      (3,985,000)

  Comprehensive income:
     Net loss                                       --      (4,443,000)
          Total comprehensive loss
                                         -------------   -------------
Balance, June 30, 1999                   $     134,000   $ 162,457,000
                                         =============   =============


   The accompanying Notes to Consolidated Condensed Financial Statements are
                     an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                -------------------------------
                                                                                     1998              1999
                                                                                --------------    -------------
                                                                                  (Restated)
Cash flows from operating activities:
   Net loss                                                                      $  (1,161,000)   $  (4,443,000)
     Adjustment to reconcile net loss to net cash
       provided by operating activities:
       Depreciation and amortization                                                 2,416,000        2,848,000
       Amortization of issuance costs                                                  352,000          437,000
       Provision for doubtful accounts                                                  15,000               --
       Extraordinary item                                                                   --          589,000

   Change in assets and liabilities:
       Increase in accounts receivable and other assets                               (290,000)      (2,500,000)
       Increase (decrease) in trade payables and other                               2,432,000      (12,107,000)
                                                                                 -------------    -------------
          Net cash provided by (used in) operating activities                        3,764,000      (15,176,000)
                                                                                 -------------    -------------

Cash flows from investing activities:
   Investor advances, net                                                            1,034,000               --
   Capital expenditures                                                            (47,735,000)     (22,131,000)
                                                                                 -------------    -------------
          Net cash used in investing activities                                    (46,701,000)     (22,131,000)
                                                                                 -------------    -------------

Cash flows from financing activities:
   Proceeds from issuances of common stock,
     net of issuance costs                                                           2,075,000           47,000
   Proceeds from issuance of European notes, net                                    81,800,000               --
   Proceeds from issuance of preferred stock, net                                   14,473,000               --
   Transfer from segregated account cash                                            38,647,000               --
   Proceeds from development finance agreements, net                                 9,798,000               --
   Redemption of preferred stock                                                            --      (25,284,000)
   Purchase of treasury stock                                                               --         (960,000)
   Investment in segregated account cash, net                                       (2,071,000)              --
                                                                                 -------------    -------------
          Net cash provided by (used in) financing activities                      144,722,000      (26,197,000)
                                                                                 -------------    -------------

Net increase (decrease) in cash and temporary investments                          101,785,000      (63,504,000)
Cash and temporary investments at beginning of period                               85,740,000      141,545,000
                                                                                 -------------    -------------
Cash and temporary investments at end of period                                  $ 187,525,000    $  78,041,000
                                                                                 =============    =============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                                    $       5,000    $   2,125,000
     Income taxes                                                                           --               --


     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1999
                                  (Unaudited)

(1)      MANAGEMENT'S REPRESENTATIONS

         In the opinion of Harken Energy Corporation ("Harken"), the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 1998 and June 30, 1999 and the results of its operations and changes in its cash flows for all periods presented as of June 30, 1998 and 1999. These adjustments represent normal recurring items.

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

         The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

(2)      ACQUISITION

         On May 19, 1998, Harken, along with Harken Exploration Company, a wholly-owned subsidiary, purchased working interests in oil and gas properties located in southern Louisiana (the "Bargo Properties") from St. Martinville Partners, Ltd. and Bargo Energy Company. The purchase price consisted of 2,716,483 shares of Harken common stock, having an approximate value of $16,250,000, which were issuable at closing. Pursuant to the Asset Purchase and Sale Agreement, additional consideration of up to $4,000,000 may be payable by Harken to the sellers if the sellers are able to obtain new or renewal leases for certain of the Bargo Properties. In July 1999, Harken obtained sufficient assignments of new and/or renewed leases related to the Bargo Properties and paid cash of approximately $4,000,000 to the sellers. See Note 11 --Related Party Transactions for a discussion of the relationship between Harken and the sellers.

(3)      MARKETABLE SECURITIES

         Included within cash and temporary investments at December 31, 1998 and June 30, 1999 are certain investments in marketable debt securities having maturities of sixty days or less. Harken management determines the appropriate classification of such debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Such debt securities are classified as held-to-maturity as Harken has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. Harken holds no securities which are classified as available-for-sale or trading.

The following is a summary of held-to-maturity securities included in cash and temporary investments:

                                            December 31,         June 30,
                                                1998               1999
                                          -----------------  ------------------

                  Cost                    $    124,398,000   $      57,767,000
                  Estimated fair value    $    124,914,000   $      57,962,000


         Harken includes in cash and temporary investments other cash and cash equivalent amounts in addition to the above marketable debt securities.

(4)      PROPERTY AND EQUIPMENT

         A summary of property and equipment follows:


                                                 December 31,      June 30,
                                                     1998            1999
                                                --------------  --------------
                                                  (Restated)
Unevaluated oil and gas properties:

  Unevaluated Colombian properties              $  60,162,000    $  37,181,000
  Unevaluated domestic properties                   4,372,000        4,592,000

Evaluated oil and gas properties:

  Evaluated Colombian properties                   68,772,000      111,542,000
  Evaluated domestic properties                    92,807,000       93,339,000
Facilities, gas plants and other property          14,864,000       17,554,000
Less accumulated depreciation and amortization    (74,759,000)     (77,610,000)
                                                -------------    -------------
                                                $ 166,218,000    $ 186,598,000
                                                =============    =============

(5)       SOUTH AMERICAN OPERATIONS

         Colombian Operations -- Harken's Colombian operations are conducted through Harken de Colombia, Ltd., a wholly-owned subsidiary of Harken, which held six exclusive Colombian Association Contracts with Empresa Colombiana de Petroleos ("Ecopetrol") as of June 30, 1999. These Association Contracts include the Alcaravan Contract, awarded in 1992, the Bocachico Contract, awarded in 1994, the Cambulos Contract, awarded in 1995, the Bolivar Contract, awarded in 1996, the Miradores Contract, awarded in 1997, and the Los Olmos Contract, awarded in 1998. The Alcaravan and Miradores Contracts currently cover a combined area of approximately 242,000 acres in the Llanos Basin of Eastern Colombia. The Bocachico and Cambulos Contracts cover a combined area of approximately 492,000 acres in the Middle Magdalena Valley of Central Colombia and the Bolivar Contract covers an area of approximately 250,000 acres in the Northern Middle Magdalena Valley of Central Colombia. The Los Olmos Contract covers approximately 374,000 acres in the Lower Magdalena Valley of Northern Colombia.

         Terms of each of the Association Contracts commit Harken to perform certain activities in accordance with a prescribed timetable. As of August 12, 1999, Harken was in compliance with the requirements of each of the Association Contracts, as amended. The Cambulos Association Contract required Harken to have drilled two wells to a depth sufficient to test productive formations for oil and/or gas by May 16, 1999. During May 1999, Harken received approval from Ecopetrol to allow for the additional well depth drilled during the recently drilled Islero #1 well to substitute for the obligation to drill a second exploratory well within the third contract year. In exchange of the obligation to drill the fifth year exploratory well for the Alcaravan Contract, Harken has proposed to relinquish certain contract acreage. During July 1999, Harken submitted to Ecopetrol the identification of this area of relinquishment. Harken's proposals include plans to retain those structure areas associated with Palo Blanco and Anteojos discoveries through the development phase of the contract period.

         Harken was required to drill the fifth year exploratory well for the Bocachico Association Contract by March of 1999. Harken is currently in negotiations with Ecopetrol regarding the Bocachico work obligations as well as the future development of the Rio Negro field. Ecopetrol has advised Harken that during these negotiations, Ecopetrol will consider the contract to be in full compliance.

         Under the terms of the Association Contracts, if, during the first six years of each contract, Harken discovers one or more fields of producing oil or gas in quantities that are economically exploitable and Ecopetrol agrees that such field is economically exploitable (a "commercial discovery"), the term of that contract will be extended for a period of 22 years from the date of such commercial discovery. Upon discovery or declaration of a field capable of commercial production, and upon commencement of production from that commercial field, Ecopetrol will begin to reimburse Harken for 50% of Harken's successful well costs expended up to the point of declaration of a commercial discovery plus, in the case of the Cambulos, Bolivar, Miradores and Los Olmos Contracts, 50% of all seismic and dry well costs incurred prior to the point of declaration of a commercial discovery. Production from a commercial discovery will be allocated as follows: Ecopetrol, on behalf of the Colombian government, will receive a 20% royalty interest in all production, and all production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Harken until cumulative production from all fields (or the particular productive field under certain of the Association Contracts) in the Association Contract acreage reaches 60 million barrels of oil. As cumulative production increases in excess of 60 million barrels of oil, Ecopetrol's share of production will increase progressively (to a maximum of 75% under certain of the Association Contracts) with a corresponding decrease in Harken's share of production. After a declaration of a commercial discovery, Harken and Ecopetrol will be responsible for all future development costs and operating expenses in direct proportion to their interest in production. For any fields that are not declared by Ecopetrol to be a commercial discovery, Harken would retain the rights to all production after royalty. If Harken proceeds on a sole-risk basis, it will be entitled to receive Ecopetrol's share of production after royalty, until Harken has recovered 200% of its development costs, after which time Ecopetrol would receive its share of production.

         Harken has entered into certain development finance agreements with outside parties whereby such parties have received a beneficial interest in certain of Harken's Colombian operations. For further discussion, see Note 6 - Development Finance and Operating Agreements.

        Costa Rica Operations -- In the fourth quarter of 1998, Harken announced that it signed an agreement to participate in approximately 1.4 million acres in the North and South Limon Back Arc Basin onshore and offshore Costa Rica, Central America covered by a bid awarded for an Exploration and

Production Contract ("Costa Rica Contract"). The Costa Rica Contract area is comprised of Blocks 2, 3, 4 and 12 from Costa Rica's initial bidding round in October of 1997. Two of the Blocks are located onshore and two are located offshore within Costa Rica's Caribbean territorial waters. The Costa Rica Contract is subject only to final agreements with the Republic of Costa Rica, including the assignment of the Costa Rica Contract to Harken, which is expected to be signed during the fourth quarter of 1999.

         Harken's participation in Costa Rica is structured whereby a wholly-owned Harken subsidiary owns 80% of the stock of a Nevada limited liability corporation, Harken Costa Rica Holdings LLC ("HCRH"). An affiliate of MKJ Xploration, Inc. ("MKJ") owns the remaining 20% of the subsidiary. Under the terms of the agreement between Harken and MKJ, Harken will pay $4.2 million to MKJ to purchase its share of the Costa Rica Contract rights from MKJ once an agreement and assignment are signed with the Republic of Costa Rica. Additionally, Harken is committed to contribute an additional $8 million to fund the work program obligations and maintain its 80% ownership under the proposed Costa Rica Contract agreement. In connection with Harken's participation in the Costa Rica Contract rights, Harken issued to MKJ certain non-registered, non-transferable stock purchase warrants to purchase 200,000 shares of Harken common stock which are currently exercisable by the holders thereof on or before November 12, 2001 at an exercise price of $3.50 per share.

(6)       DEVELOPMENT FINANCE AND OPERATING AGREEMENTS

         Rochester Agreement -- Harken de Colombia, Ltd. entered into an operating agreement (the "Rochester Agreement") with Rochester Energy Corporation ("Rochester", a Canadian corporation) pursuant to which Rochester has paid 33 1/3% of the aggregate costs of the Estero #1 well and related production facilities on the Palo Blanco prospect, 25% of the aggregate costs related to the Estero #3 well, and 25% of the aggregate costs of the initial well drilled on the Anteojos prospect, the Canacabare #1, all of which are located within the Alcaravan Contract area, along with 25% of the aggregate costs related to the Miradores Association Contract. In exchange, Rochester acquired a beneficial interest equal to 25% of the interest held by Harken de Colombia, Ltd. in the Palo Blanco and Anteojos prospect operations. The Estero #1 well was drilled in the first half of 1997 and Estero #3 was spudded in December 1997. The Canacabare #1 well began drilling March 1998, and testing of the well has been delayed until late 1999 due to weather conditions.

         In May 1999, Harken signed a definitive purchase and sale agreement pursuant to which Harken purchased all of the interests held by Rochester in the Alcaravan and Miradores Association Contract areas. Under the terms of the purchase and sale agreement entered into between Harken and Rochester, Harken forgave all amounts owed by Rochester to Harken and issued 2,600,000 shares of Harken common stock. The purchase and sale agreement with Rochester was closed in July 1999.

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

         In April 1998, Harken and Parkcrest entered into a Loan and Security Agreement (the "Parkcrest Loan Agreement") whereby Harken agreed to provide up to $2,600,000 to Parkcrest to be used as needed by Parkcrest to finance its share of costs under the Parkcrest Financing Agreement. Under the terms of the Parkcrest Loan Agreement, any outstanding loans bore interest at 6% per annum in addition to a monthly management fee payable to Harken of $37,500 per month. Any outstanding balance pursuant to the Parkcrest Loan Agreement was due and payable by Parkcrest on November 30, 1998 secured by 50% of Parkcrest's beneficial interest in the Palo Blanco prospect. In December 1998, Harken purchased all of the interests held by Parkcrest in the Alcaravan and Miradores Association Contract areas. Under the terms of the purchase agreement entered into between Harken and Parkcrest, Harken forgave a loan balance of approximately $2,280,000 outstanding at the date of the purchase and issued 1,350,000 shares of Harken common stock.

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

         In April 1999, Harken received notice from EnCap Investments L.C. that the EnCap Investors have elected to exercise their option to convert a 40% portion of the EnCap Participation into shares of Harken common stock. Pursuant to the EnCap Development Finance Agreement, the EnCap Investors received 6,481,512 shares of Harken common stock.

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

         In March 1998, Harken received directly an additional $3 million pursuant to a Development Finance Agreement with Faisal Finance ("Faisal"), which contains terms substantially identical to the EnCap Development Finance Agreement, including conversion provisions which began in March 1999. In exchange, Faisal received the right to receive future payments from Harken equal to 0.6% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from each of the three prospects discussed above pursuant to the EnCap Development Finance Agreement if the planned drilling on the prospect is successful. As part of this transaction, Harken issued 18,000 shares of Harken common stock and paid a cash fee of $75,000 to a financial advisor.

         Pursuant to the European Development Finance Agreement, the European Investors, Faisal and Harken each have the right to convert the interest into shares of common stock of Harken pursuant to conversion rights terms identical to those terms related to the EnCap Development Finance Agreement, for a period of two years beginning in December 1998. In December 1998, one of the European Investors exercised their right to convert all their Institutional Participation into shares of Harken common stock. Harken elected to pay cash of approximately $2.3 million in lieu of issuing Harken common stock. In April and May 1999, respectively, Harken received notice from the remaining European Investors that they had elected to exercise their option to convert all of their Institutional Participation into shares of Harken common stock. Pursuant to the European Development Finance Agreement, the European Investors received 1,908,637 and 1,121,738 shares, respectively, of Harken common stock. Also, in April 1999, Harken received notice from Faisal that it had elected to exercise its option to convert a two-thirds portion of its Institutional Participation into shares of Harken common stock. Pursuant to the Development Finance Agreement with Faisal, Faisal received 1,316,829 shares of Harken common stock.

         Accounting for Development Finance Agreements - Harken accounts for the Development Finance Agreements Invested Amount, including the accrued 15% per annum increase, as a long-term obligation, as such Invested Amount is payable to the EnCap Investors, the European Investors and Faisal (the "Institutional Investors") should the Institutional Investors elect to convert their Institutional Participation into shares of Harken common stock. The 15% per annum increase in the Invested Amount, plus the amortization of the issuance costs associated with the Development Finance Agreements, is reflected as Interest Expense and Other, net of amounts capitalized, in the accompanying consolidated condensed statements of operations. As Institutional Participation is converted into shares of Harken common stock, a pro-rata portion of unamortized issuance costs associated with the Development Finance Agreements will be charged to income as an extraordinary item.

(7)      EUROPEAN CONVERTIBLE NOTES PAYABLE

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

         5% European Notes - On May 26, 1998, Harken issued to qualified purchasers a total of $85 million in 5% Senior Convertible Notes (the "5% European Notes") which mature on May 26, 2003. In connection with the sale and issuance of the 5% European Notes, Harken paid approximately $4,256,000 from the 5% European Notes proceeds for commissions and issuance costs. Interest incurred on these notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are converted. Such 5% European Notes are convertible into shares of Harken common stock at an initial conversion price of $6.50 per share, subject to adjustment in certain circumstances ("the 5% European Note Conversion Price"). The Trust Indenture provided for a 3 percent premium on the number of shares of Harken common stock issuable on conversion to holders of the 5% European Notes who converted prior to November 25, 1998. None of the bondholders have exercised their conversion option as of August 12, 1999. The 5% European Notes are also convertible by Harken into shares of Harken common stock after May 26, 1999, if for any period of thirty consecutive days commencing on or after May 26, 1998, the average of the closing prices of Harken common stock for each trading day during such thirty-day period shall have equaled or exceeded 125% of the 5% European Note Conversion Price (or $8.125 per share of Harken common stock). The 5% European Notes may be redeemed for cash, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002, Harken may redeem up to 50% of the 5% European Notes in exchange for shares of Harken common stock at a defined conversion price based on an average market price of Harken common stock. Beginning May 26, 2003, Harken may similarly redeem all remaining 5% European Notes. The 5% European Notes are listed on the Luxembourg Stock Exchange.

         Commissions and issuance costs associated with the European Notes are deferred and are included in Other Assets and are amortized to interest expense over the period until conversion or maturity of the European Notes. As European Notes are converted to Harken common stock, a pro-rata portion of these deferred costs are charged to Additional Paid-In Capital.

(8)      STOCKHOLDERS' EQUITY

         Common Stock - Harken currently has authorized 225,000,000 shares of $.01 par common stock. At December 31, 1998 and June 30, 1999, Harken had issued 134,778,830 shares and 145,607,549 shares, respectively.

         Treasury Stock -- At December 31, 1998 and June 30, 1999, Harken held 700,000 and 1,218,000 shares, respectively, of Harken common stock purchased in the open market at a cost of $2,552,000 and $3,512,000, respectively.

         Issuance of European Convertible Notes Payable - In June 1997, Harken issued to qualified purchasers a total of $70 million in 5 1/2% European Notes which were to mature on June 11, 2002. As of December 31, 1997, holders of 5 1/2% European Notes totaling $30,120,000 had exercised their conversion option and such holders were issued 6,325,200 shares of Harken common stock. Subsequent to December 31, 1997 and as of June 11, 1998, holders of 5 1/2% European Notes totaling an additional $610,000 exercised their conversion option and such holders were issued 122,000 shares of Harken common stock. On June 12, 1998, Harken formally called and converted the remaining 5 1/2% European Notes into 7,854,000 shares of Harken common stock. In connection with the issuance of the 5 1/2% European Notes, Harken issued to the placement agents for the 5 1/2% European Notes warrants to purchase 1,120,000 shares of Harken common stock at any time after December 11, 1997 and on or before December 11, 1999 at an exercise price of $5.00 per share.

         In May 1998, Harken issued to qualified purchasers a total of $85 million in 5% European Notes which mature on May 26, 2003. Such 5% European Notes are convertible into shares of Harken common stock at an initial conversion price of $6.50 per share, subject to adjustment in certain circumstances ("the 5% European Note Conversion Price"). The Trust Indenture provided for a three percent premium on the number of shares of Harken common stock issuable on conversion to holders of the 5% European Notes who convert prior to November 25, 1998. None of the bondholders have exercised their conversion option as of August , 1999. The 5% European Notes are also convertible by Harken into shares of Harken common stock after May 26, 1999, if for any period of thirty consecutive days commencing on or after May 26, 1998, the average of the closing prices of Harken common stock for each trading day during such thirty-day period shall have equaled or exceeded 125% of the 5% European Note Conversion Price (or $8.125 per share of Harken common stock). The 5% European Notes may be redeemed for cash, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002, Harken may redeem up to 50% of the 5% European Notes in exchange for shares of Harken common stock at a defined conversion price based on an average market price of Harken common stock. Beginning May 26, 2003, Harken may similarly redeem all remaining 5% European Notes. In connection with the issuance of the 5% European Notes, Harken issued to the placement agents for the 5% European Notes warrants to purchase 200,000 shares of Harken common stock at any time after May 26, 1998 and on or before May 26, 2000 at an exercise price of $6.50 per share. The 5% European Notes are listed on the Luxembourg Stock Exchange.

         Acquisition of Bargo Properties - In May 1998, Harken acquired working interests in the Bargo Properties in exchange for 2,716,483 shares issuable at closing. Additional consideration of approximately $4,000,000 was paid by Harken to the sellers in cash during July 1999. See Note 2 - Acquisitions for further discussion.

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

         Unless redeemed by Harken earlier, the Rights will expire on April 6, 2008. Harken will generally be entitled to redeem the Rights in whole, but not in part, at $0.01 per Right, subject to adjustment. No Rights were exercisable under the Rights Agreement at June 30, 1999.

          The terms of the Rights generally may be amended by Harken without the approval of the holders of the Rights prior to the public announcement by Harken or an Acquiring Person that a person has become an Acquiring Person.

(9)      PER SHARE DATA

         Basic earnings per common share was computed by dividing net income or loss by the weighted average number of shares of Harken common stock outstanding during the period. The impact of unconverted European Convertible Notes or Development Finance Agreements was not included for the three months and six months ended June 30, 1999 or 1998, as their effect would have been antidilutive.

(10)     INCOME TAXES

         At June 30, 1999, Harken had available for federal United States income tax reporting purposes, net operating loss (NOL) carryforward for regular tax purposes of approximately $62,000,000 which expires in 1999 through 2019, alternative minimum tax NOL carryforward of approximately $49,000,000 which expires in 1999 through 2019, investment tax credit carryforward of approximately $809,000 which expires in 1999 through 2002, statutory depletion carryforward of approximately $2,400,000 which does not have an expiration date, and a net capital loss carryforward of approximately $6,300,000 which expires in 2000. Approximately $8,000,000 of the net operating loss carryforward has been acquired with the purchase of subsidiaries and must be used to offset future income from profitable operations within those subsidiaries.

         Total deferred tax liabilities, relating primarily to property and equipment, as of June 30, 1999 were approximately $753,000. Total deferred tax assets, primarily related to the net operating loss carryforward, were approximately $20,538,000 at June 30, 1999. The total net deferred tax asset is offset by a valuation allowance of approximately $19,785,000 at June 30, 1999.

(11)     RELATED PARTY TRANSACTIONS

         Harken has on its Board of Directors a director who is also a managing director of EnCap Investments L.C. ("EnCap"). EnCap has historically provided financial consulting and investment banking services to Harken. In connection with the June 1997 placement of the 5 1/2% European Notes, EnCap received as a financial consulting fee, $466,667 in cash, and a warrant to purchase 50,000 shares of Harken common stock at any time after December 11, 1997 and on or before December 11, 1999 at an exercise price of $5.00 per share. As described in Note 6 Development Finance and Operating Agreements, in October 1997, Harken entered into a Development Finance Agreement with the EnCap Investors. EnCap serves as the general partner of three of the EnCap Investors and the Harken director serves as a director of the fourth EnCap Investor. In connection with the EnCap Development Finance Agreement, EnCap received an investment banking fee of $500,000. As described in Note 2 - Acquisition, in May 1998, Harken acquired the Bargo Properties from St. Martinville Partners, Ltd. and Bargo Energy Company, which are affiliates of EnCap. Harken believes that the above transactions were made at terms at least as favorable to Harken as those that could have been secured with an unrelated party.

         During the past two years, Harken has made secured short-term loans to certain members of Harken's Board of Directors and Management. Such notes receivable are reflected in Harken's consolidated balance sheet at December 31, 1998 and June 30, 1999 as Related Party Notes Receivable.

(12)     SEGMENT INFORMATION

         Harken divides its operations into two operating segments, which are managed and evaluated by Harken as separate operations. Harken's North American operating segment currently relates to Harken's exploration, development, production and acquisition efforts in the United States whereby production cash flows are discovered or acquired and operated primarily through traditional ownership of mineral interests in the various states in which it operates. Harken's North American production is sold to established purchasers and generally transported through an existing and well-developed pipeline infrastructure. Harken's South American operating segment currently relates to Harken's exploration, development, production and acquisition efforts in Colombia and Costa Rica. South American segment production cash flows are discovered through extensive drilling operations conducted under Association Contract arrangements with the state-owned oil and gas companies/ministries in the respective countries. Harken's South American operations are heavily capital intensive in the exploration and development phases due to remote well locations and the general need for the construction of Harken's own flowline connections and production facilities. During the periods ended June 30, 1998 and 1999, none of Harken's South American segment operations related to Costa Rica.

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

         Harken's financial information for each of its operating segments is as follows for the periods ended June 30, 1998 and 1999:

                                                      Three Months Ended June 30, 1998
                                            ------------------------------------------------
                                                 North            South
                                                America          America            Total
                                            -------------    --------------    -------------
Operating revenues                           $   2,500,000    $     134,000    $   2,634,000
Interest and other income                        1,190,000        1,072,000        2,262,000
Depreciation and amortization                    1,254,000           32,000        1,286,000
Interest expense and other, net (restated)         105,000          959,000        1,064,000
Income tax expense                                  46,000               --           46,000
Segment loss (restated)                           (126,000)        (486,000)        (612,000)
Capital expenditures (restated)                 21,445,000       24,556,000       46,001,000
Total assets at end of period (restated)       183,234,000      184,798,000      368,032,000

                                                      Six Months Ended June 30, 1998
                                             ------------------------------------------------
                                                 North           South
                                                America          America           Total
                                             ------------    -------------     --------------
Operating revenues                           $   5,200,000    $     134,000    $   5,334,000
Interest and other income                        2,024,000        1,900,000        3,924,000
Depreciation and amortization                    2,359,000           57,000        2,416,000
Interest expense and other, net (restated)         113,000        1,592,000        1,705,000
Income tax expense                                  46,000               --           46,000
Segment loss (restated)                           (309,000)        (852,000)      (1,161,000)
Capital expenditures (restated)                 22,438,000       41,158,000       63,596,000
Total assets at end of period (restated)       183,234,000      184,798,000      368,032,000

                                            Three Months Ended June 30, 1999                  Six Months Ended June 30, 1999
                                  ------------------------------------------------   ----------------------------------------------
                                       North            South                            North           South
                                      America          America            Total         America          America           Total
                                  -------------    --------------    -------------   ------------    -------------     ------------
Operating revenues                $   2,899,000    $   1,211,000    $   4,110,000   $   5,301,000    $   1,889,000    $   7,190,000
Interest and other income               489,000          501,000          990,000       1,100,000        1,146,000        2,246,000
Depreciation and amortization         1,131,000          339,000        1,470,000       2,294,000          554,000        2,848,000
Interest expense and other, net         513,000        1,001,000        1,514,000         729,000        2,144,000        2,873,000
Income tax expense                           --               --               --              --               --               --
Extraordinary item                           --          589,000          589,000              --          589,000          589,000
Segment (loss)                         (929,000)      (1,866,000)      (2,795,000)     (1,372,000)      (3,071,000)      (4,443,000)
Capital expenditures                    165,000        5,901,000        6,066,000         699,000       19,842,000       20,541,000
Total assets at end of period        74,301,000      204,688,000      278,989,000      74,301,000      204,688,000      278,989,000

(13)     COMMITMENTS AND CONTINGENCIES

         Operational Contingencies - The exploration, development and production of oil and gas are subject to various Colombian, Costa Rican, Navajo, federal and state laws and regulations designed to protect the environment. Compliance with these regulations is part of Harken's day-to-day operating procedures. Infrequently, accidental discharge of such materials as oil, natural gas or drilling fluids can occur and such accidents can require material expenditures to correct. Harken maintains levels of insurance customary in the industry to limit its financial exposure. Management is unaware of any material capital expenditures required for environmental control during the next fiscal year.

         In September 1997, Harken Exploration Company, a wholly-owned subsidiary of Harken, was served with a lawsuit filed in Amarillo, Texas in Federal District Court for the Northern District of Texas styled D. E. Rice and Karen Rice, as Trustees for the Rice Family Living Trust vs. Harken Exploration Company. The Rice Family Living Trust ("Rice") is a surface landowner in Hutchinson County, Texas. Rice has alleged that oil and saltwater spills from Harken Exploration Company's equipment and wells have polluted and otherwise damaged its property. Rice is seeking payment of costs to prevent, minimize and mitigate the alleged oil pollution, costs to restore and repair the land and vegetation, costs to decontaminate the ground and surface water, interest, attorneys' fees, and punitive damages. Furthermore, Rice has requested that Harken Exploration Company be enjoined from producing any oil or gas from its lands. Rice has alleged that remediation of all of the pollution on its land will cost approximately $40,000,000. Harken believes that this lawsuit is wholly without merit. Harken has asserted numerous defenses, all of which Harken believes are meritorious. Harken intends to defend itself vigorously. The lawsuit is expected to go to trial in 1999. In Harken management's opinion, the results of the lawsuit will not have a material adverse effect on Harken's financial position.

         Harken has accrued approximately $2.4 million at June 30, 1999 relating to certain other operational or regulatory liabilities related to Harken's North American operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in significant loss exposure to Harken.

         Year 2000 Issues - Harken is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by Harken's computer systems. The Year 2000 issue involves circumstances where a computerized system may not properly recognize or process date-sensitive information on or after January 1, 2000. The Year 2000 problem is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of Harken's programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000, which could result in miscalculations or system failures. The problem is not limited to computer systems. Year 2000 issues will also potentially affect every non-information technology system that has an embedded microchip, such as elevators.

         Harken began a formal process in 1998 to identify those internal computerized systems that are not Year 2000 compliant, prioritize those business-critical computerized systems that need remediation or replacement, test compliance once the appropriate corrective measures have been implemented, and develop any contingency plans where considered necessary. In addition, Harken is continuing to conduct a survey to verify the Year 2000 readiness status of key purchasers, vendors and customers that Harken believes could have an impact on Harken's material business operations.

         Harken's information technology infrastructure consists of desktop Pentium class Intel based PC systems and servers, and off-the-shelf software packages. The systems are networked via Microsoft and other telecommunications equipment. Harken does not use mini or mainframe computer systems and uses only off-the-shelf software products.

         Assessment. Based on Harken's internal review and discussions with third parties regarding the Year 2000 problem, Harken believes that its exposure to potential Year 2000 problems exists in two general areas: technological operations, including non-information technology systems which are in the sole control of Harken; and technological operations which are dependent in some way on one or more third parties. Failure to achieve high levels of Year 2000 compliance in either area could have a material adverse impact on Harken.

         Remediation and Implementation. In the area of technological operations which are under Harken's exclusive control, Harken is currently involved in the identification and remediation of affected technological functions, including non-information technology systems. Harken has substantially completed its assessment of Year 2000 readiness of its internal computerized systems. Harken has installed upgrades to its off-the-shelf financial and operational software applications, hardware and telecommunications equipment. Harken is in the identification and assessment phase with respect to its non-information technology systems which is projected to continue until the end of the third quarter of 1999.

         Testing. Harken has begun updating and testing of the newly upgraded systems for Year 2000 compliance, and expects that all testing will be completed by the end of the third quarter of 1999. Upon completion, Harken will be able to identify any internal computer systems that remain non-compliant. At present, it is anticipated that Harken's action plan for addressing Year 2000 problems will be successfully completed in all material respects in advance of January 1, 2000.

         Third Parties. Harken is in the final process of assessing the level of Year 2000 issues associated with its most significant vendors, suppliers, partners and major customers. All of Harken's oil and gas sales revenues are derived from oil and gas production from its North American and South American operations. Harken's North American operations are dependent upon its various purchasers or pipeline operators who transport oil or gas for its purchasers. In addition, Harken's South American operations may also become dependent upon the transportation of oil through outside owned facilities or pipelines. Harken is monitoring progress of its various North American purchasers and pipelines, as well as potential South American outside owned facilities on their activities related to the Year 2000. At this time, Harken expects that field operations will not be materially interrupted due to improper recognition of the Year 2000 by computerized systems of its various purchasers and pipelines.

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

         Although Harken is making significant efforts to ensure that the third parties on which it is heavily reliant are Year 2000 compliant, it cannot predict the likelihood of such compliance occurring nor the direct or indirect costs to Harken of non-compliance by those third parties or of securing such services from compliant third parties. Harken has no control over these third parties' compliance and cannot give assurances that these third parties' representations to Harken are accurate. Therefore, there can be no guarantee that Year 2000 problems originating with a third party will not occur and no absolute assurance that third parties will convert their systems in a timely manner, to the extent Harken is unable to replace the goods, services or customers with alternate sources of supply and demand on a timely and economically equivalent basis. Such failure could have a material adverse effect on Harken's business and results of operations.

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

         Contingency Plan. Harken has not completed its implementation and testing of Year 2000 compliant systems. However, a reasonably likely worst case scenario is that Harken or certain of its purchasers or other vendors fail to correct a material Year 2000 problem, which results in an interruption of Harken's transportation and sale of Harken's crude oil and natural gas production sales revenues. Certain interruptions could result in a material adverse effect on Harken's results of operations, cash flows and financial condition. Due to the inherent uncertainties relating to the effect of the Year 2000 on Harken's operations, it is difficult to predict what impact, if any, noncompliance with the Year 2000 issue will have on Harken's results of operations, cash flows and financial condition. Based on the results of the implementation and testing of Harken's Year 2000 affected systems and ongoing assessment of the readiness of its vendors, suppliers, partners and major customers, Harken has developed appropriate contingency plans that address the most reasonably likely worst case scenarios. Harken is continuing to review and modify such contingency plans and expects such plans to be finalized by the end of the third quarter of 1999. A failure to address Year 2000 issues successfully could have a material adverse effect on Harken's business, financial condition or results of operations.

(14)     RESTATEMENT OF FINANCIAL STATEMENTS

         In August 1999, following discussions with the Securities and Exchange Commission's accounting staff, Harken, along with its independent public accountants, changed its accounting for certain Development Finance Agreements to reflect amounts convertible into shares of Harken common stock as a long-term obligation and to reflect the 15% per annum increase in amounts convertible as interest expense in Harken's consolidated financial statements. The restatement of Harken's consolidated financial statements had no effect on Harken's historical revenues, gross profit, net working capital or cash flow for any of the periods. Harken had no long-term debt compliance covenants that were affected by the restatement. See Note 6--Development Finance and Operating Agreements for a discussion of Harken's Development Finance Agreements and the accounting for those agreements. Harken had previously accounted for these transactions as conveyances of net profits interests and had recorded the sales proceeds as deferred revenue.

         The following table summarizes certain selected financial data as of December 31, 1998 and for the quarter and six months ended June 30, 1998, as originally reported and as restated to reflect the revised accounting for certain Development Finance Agreements:

                                                              December 31, 1998
                                                       --------------------------------
                                                          Previously
                                                           Reported         Restated
                                                       ----------------   -------------
                             Total Assets              $    304,538,000   $ 320,116,000
                             Stockholders' equity      $    179,942,000   $ 176,138,000

                                        Quarter Ended June 30, 1998  Six Months Ended June 30, 1998
                                        ---------------------------  ------------------------------
                                         Previously                     Previously
                                          Reported       Restated        Reported       Restated
                                        ------------   ------------    ------------   ------------
        Revenues:
           Oil and gas operations       $  2,634,000   $  2,634,000    $  5,334,000   $  5,334,000
           Interest and other income       2,262,000      2,262,000       3,924,000      3,924,000
                                        ------------   ------------    ------------   ------------
                                           4,896,000      4,896,000       9,258,000      9,258,000
        Costs and Expenses:
           Oil and gas operating
           expenses                        1,346,000      1,346,000       2,728,000      2,728,000
           General and administrative
             Expenses, net                 1,766,000      1,766,000       3,524,000      3,524,000
           Depreciation and
           amortization                    1,286,000      1,286,000       2,416,000      2,416,000
           Interest expense and
           other, net                        208,000      1,064,000         216,000      1,705,000
                                        ------------   ------------    ------------   ------------
                                           4,606,000      5,462,000       8,884,000     10,373,000
        Income tax expense                    46,000         46,000          46,000         46,000
                                        ------------   ------------    ------------   ------------
        Net income (loss)               $    244,000   $   (612,000)   $    328,000   $ (1,161,000)
                                        ============   ============    ============   ============
        Net income (loss) attributed
           to common stock              $     75,000   $   (781,000)   $    159,000   $ (1,330,000)
                                        ============   ============    ============   ============
        Basic and diluted net income
            (loss) per common share     $       0.00   $      (0.01)   $       0.00   $      (0.01)

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)

         Certain statements included in the accompanying condensed financial statements and in the following discussion and analysis of financial condition and results of operations, including statements of Harken management's current expectations, intentions, plans and beliefs, and statements containing the words "believes", "anticipates", "estimates", "expects", or "may" are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance, timing or achievements of Harken to be materially different from any results, performance, timing or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks described in Harken's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission.

OVERVIEW

         Harken reported a net loss for the six months ended June 30, 1999 of $4.4 million compared to a net loss of $1.2 million for the prior year period. Total oil and gas operating revenues increased from approximately $5.3 million during the first six months of 1998 to approximately $7.2 million for the first six months of 1999, primarily due to increased oil and gas operating revenue from Harken's Colombian operations. Gross profit before depreciation and amortization, general and administrative and interest expenses totaled approximately $4.0 million during the six months ended June 30, 1999 compared to approximately $2.6 million for the prior year period.

                             RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected Harken's earnings and balance sheet during the periods included in the accompanying consolidated financial statements.

                                                        Three Months Ended June 30,    Six Months Ended June 30,
                                                        ---------------------------    -------------------------
                                                            1998           1999           1998           1999
                                                        ------------    -----------    ----------     ----------

North American Exploration and Production Operations
----------------------------------------------------
 Oil sales revenues                                      $1,346,000     $1,733,000     $2,725,000     $3,083,000
  Oil volumes in barrels                                    106,000        110,000        201,000        231,000
  Oil price per barrel                                   $    12.70     $    15.75     $    13.56     $    13.35
 Gas sales revenues                                      $1,051,000     $1,033,000     $2,240,000     $2,012,000
  Gas volumes in mcf                                        469,000        550,000        971,000      1,120,000
  Gas price per mcf                                      $     2.24     $     1.88     $     2.31     $     1.80
 Gas plant revenues                                      $  103,000     $  133,000     $  235,000     $  206,000

South American Exploration and Production Operations
----------------------------------------------------
 Oil sales revenues                                      $  134,000     $1,211,000     $  134,000     $1,889,000
  Oil volumes in barrels                                     14,000        104,000         14,000        181,000
  Oil price per barrel                                   $     9.57     $    11.64     $     9.57     $    10.44

Other Revenues
--------------
 Interest income                                         $2,133,000     $  980,000     $3,789,000     $2,228,000
 Other income                                            $  129,000     $   10,000     $  135,000     $   18,000

For the quarter ended June 30, 1999 compared with the corresponding prior period.

NORTH AMERICAN OPERATIONS

         North American gross oil and gas revenues during the second quarter of 1999 and 1998 relate primarily to the operations in the Four Corners area of Utah, Arizona and New Mexico primarily on the Navajo Indian reservation (the "Four Corners Properties"), onshore South Texas, the Western and Panhandle regions of Texas, the Magnolia region of Arkansas, the Carlsbad region of New Mexico, and beginning in May 1998, the southern region of Louisiana.

         Gross North American oil revenues increased 29% to $1,733,000 during the second quarter of 1999 compared to $1,346,000 during the second quarter of 1998 primarily due to the increase in oil prices, which averaged $3.05 higher per barrel during the second quarter of 1999 compared to the prior year period. Oil production volumes increased 4% during the second quarter of 1999 compared to the prior year period primarily due to the acquisition of the Bargo Properties in May 1998.

         Gross North American gas revenues decreased 2% to $1,033,000 for the quarter ended June 30, 1999 compared to $1,051,000 for the prior year period due to the decrease in average gas prices received during the second quarter of 1999, as Harken received an overall average price of $1.88 per mcf of gas production during the second quarter of 1999 compared to $2.24 per mcf received during the second quarter of 1998. North American gas production increased 17% during the second quarter of 1999 compared to the prior year period as Harken reflected production from new wells that were completed in the Gulf Coast area in late

1998, and also due to curtailment of gas production from certain Texas Panhandle properties during the first quarter of 1998.

         North American oil and gas operating expenses consist of lease operating expenses and gas plant expenses, along with a number of production and reserve based taxes, including severance taxes, property taxes, Utah conservation taxes and Navajo severance and possessory interest taxes. North American oil and gas operating expenses increased during the second quarter of 1999 compared to the same prior year period due to the above mentioned acquisition of the Bargo Properties.

SOUTH AMERICAN OPERATIONS

         During the second quarter of 1999, Harken's South American production operations consisted of production testing conducted on Harken's Bolivar and Alcaravan Association Contract areas in Colombia. All of Harken's South American production through the first quarter of 1999 was transported by trucking operations, however, in April 1999, Harken commenced pipeline transportation on the Alcaravan Association Contract area through its newly completed Palo Blanco flowline. During the second quarter of 1999, production from Harken's Estero #1 well on the Alcaravan Contract area has averaged 748 gross barrels of oil per day, and Harken's Catalina #1 and Olivo #1 wells on the Bolivar Contract area have averaged a combined 2,147 gross barrels of oil per day. Harken's South American production and revenues are expected to increase during the remainder of 1999 as Alcaravan and Bolivar Contract area production increases. South American oil revenues increased from $134,000 for the second quarter of 1998 to $1,211,000 for the same quarter in 1999. The higher revenues are the result of increased production testing volumes on the Bolivar Contract area coupled with sales of production in the Alcaravan Contract area, which did not begin production until September 1998. All of Harken's South American revenues have come from its Colombian operations.

INTEREST AND OTHER INCOME

         Interest and other income decreased during the second quarter of 1999 compared to the prior year period due to a portion of Harken's invested cash being utilized for Colombian capital expenditures and for the January 1999 redemption of the Series F Preferred for approximately $25.3 million. Harken generated approximately $2.1 million of interest income during the second quarter of 1998, compared to approximately $980,000 of interest income during the second quarter of 1999. Harken's cash balances, which include investments in short-term marketable debt securities, are expected to continue to decrease in 1999 as such funds are used to support Harken's capital expenditure plans, although Harken continues to pursue financing arrangements for its Bolivar flowline facility project during 1999 and the decrease in existing cash balances and related interest income could be mitigated or offset if such efforts are successful.

OTHER COSTS AND EXPENSES

         General and administrative expenses increased $812,000 during the second quarter of 1999 compared to the second quarter of 1998, primarily due to Harken's May 1999 relocation of its corporate headquarters location to Houston, Texas, which resulted in employee severance and relocation expenses in addition to the physical moving costs to relocate its offices. The relocation allowed Harken to consolidate its corporate offices with existing Houston office personnel, thereby gaining additional administrative efficiencies in the future. Harken also has taken steps during the last half of 1998 and first half of 1999 to reduce general and administrative expenses by reducing staff.

         Depreciation and amortization expense increased during the second quarter of 1999 compared to the prior year period consistent with the increased equivalent barrel production levels during the quarter. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties. In addition, Harken's depreciation on other property has increased as a result of Harken's expanding operations.

         Interest expense and other increased during the second quarter of 1999 compared to the prior year period primarily due to the interest on the 5% European notes, which were issued in May 1998.

         An extraordinary charge of $589,000 was recognized in the second quarter of 1999 for the pro rata share of unamortized Development Finance Agreement issuance costs associated with the conversions by the EnCap Investors, the European Investors, and Faisal of their applicable Development Finance Agreement participation into shares of Harken common stock.

For the six months ended June 30, 1999 compared with the corresponding prior period.

NORTH AMERICAN OPERATIONS

         Gross North American oil revenues increased $358,000 to $3,083,000 during the first six months of 1999 compared to $2,725,000 for the same period in 1998. Most of the increase resulted from the above mentioned acquisition of the Bargo properties in May 1998.

         Gross gas revenues decreased 10% from $2,240,000 for the first six months of 1998 to $2,012,000 for the same period in 1999, primarily due to the decrease in average gas prices received during the first six months of 1999. Harken received an overall average price of $1.80 per mcf of gas production during the first six months of 1999 compared to $2.31 per mcf received during the same period in 1998. North American gas production increased 15% during the first six months of 1999 compared to the prior year period, as Harken reflected production from new wells that were completed in the Gulf coast area in late 1998, and also due to curtailment of gas production from certain Texas Panhandle properties during the first quarter of 1998.

         North American oil and gas operating expenses held constant for the first six months of 1999 compared to the same period in 1998. Increases from the above mentioned acquisition of the Bargo Properties were offset by efforts to reduce operating expenses.

SOUTH AMERICAN OPERATIONS

         Harken's South American oil sales increased from $134,000 during the first six months of 1998 to $1,889,000 for the first six months of 1999. Most of the increase came from higher production volumes generated from production testing on the Bolivar Association Contract area, coupled with increased sales on the Alcaravan Association Contract area properties due to the ability to flow oil through the Palo Blanco flowline discussed above. All of Harken's South American revenues have come from its Colombian operations.

INTEREST AND OTHER INCOME

         Interest and other income decreased $1,678,000 from $3,924,000 during the first six months of 1998 to $2,246,000 for the same six month period in 1999. Harken's cash balances, which include investments in short-term marketable debt securities, are expected to continue to decrease in 1999 as such funds are used to support Harken's capital expenditure plans. However, Harken continues to pursue financing arrangements for its Bolivar flowline facility project during 1999 and the decrease in existing cash balances and related interest income could be mitigated or offset if such efforts are successful.

OTHER COSTS AND EXPENSES

         General and administrative expenses increased $843,000 during the first six months of 1999 compared to the same period in 1998, primarily due to Harken's May 1999 relocation of its corporate headquarters location to Houston, Texas, which resulted in employee severance and relocation expenses in addition to the physical moving costs to relocate its offices. The relocation allowed Harken to consolidate its corporate offices with existing Houston office personnel, thereby gaining additional administrative efficiencies in the future. Harken also has taken steps during the last half of 1998 and first half of 1999 to reduce general and general and administrative expenses by reducing staff.

         Depreciation and amortization expense increased during the first six months of 1999 compared to the prior year period consistent with the increased equivalent barrel production levels during the first six months. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties. In addition, Harken's depreciation on other property has increased as a result of Harken's expanding operations.

         Interest expense and other increased during the first six months of 1999 compared to the prior year period primarily due to the interest on the 5% European Notes, which were issued in May 1998.

         An extraordinary charge of $589,000 was recognized in the second quarter of 1999 for the pro rata share of unamortized Development Finance Agreement issuance costs associated with the conversions by the EnCap Investors, the European Investors, and Faisal of their applicable Development Finance Agreement participation into shares of Harken common stock.


                         LIQUIDITY AND CAPITAL RESOURCES

         Harken's working capital at June 30, 1999 was approximately $71.2 million, versus approximately $123.7 million at December 31, 1998. The decrease in cash and working capital resulted primarily from approximately $22.1 million of capital expenditures, which include a portion of the drilling costs of the Islero #1 well during the first six months of 1999, and from the January redemption of the Series F Preferred for approximately $25.3 million. In addition, Harken's operations required approximately $15.2 million of cash flow during the first six months of 1999, primarily due to the payment of accounts payable at December 31, 1998 related to Harken's exploration activities. Harken's cash resources at June 30, 1999 totaled approximately $78.0 million and are available for its ongoing exploration, development and acquisition efforts both internationally and in North America. In addition, Harken's Board of Directors has approved the purchase of up to 10 million shares of its outstanding Harken common stock through December 31, 1999.

         Harken's primary need for capital is to fund the planned exploration and development efforts in Colombia and Costa Rica. Harken's 1998 South American capital expenditures totaled approximately $84 million and Harken anticipates that its 1999 South American capital expenditures will total in excess of $50 million, primarily related to the Bolivar Contract area. Harken believes that it will have sufficient cash resources to fund all of its planned capital expenditures for 1999, however, Harken plans to obtain additional resources through project debt financing related to the development of the Bolivar Contract area. In addition, Harken intends to continue to pursue North American and international acquisition opportunities. Harken intends to fund such acquisitions, if any are consummated, through a combination of cash on hand, issuances of debt or equity securities.

         Harken anticipates that full development of its South American reserves will take several years and will also require extensive production facilities, transportation flowlines and development activity which will require significant additional capital expenditures. The ultimate amount of such expenditures cannot be presently predicted.

         The current plans for the development of the Bolivar Contract area call for a number of wells to be drilled over the next three years. As a part of this process, Harken is currently in discussions with sources of project finance to provide debt funding for the development of the area. Such a credit facility could enable Harken to accelerate its development of the field while still preserving its working capital position for its exploration efforts. As a part of this financing plan, and in order to include Ecopetrol in the future planning process, Harken has decided to reevaluate its drilling schedule in anticipation of obtaining long-term financing. In March 1999, Harken de Colombia, Ltd. filed a request with Ecopetrol to declare the Catalina field to be commercial. As of August 12, 1999, the commerciality application is in process of being reviewed by Ecopetrol. Ecopetrol may approve the commerciality request or require Harken de Colombia, Ltd. to proceed on a sole-risk basis for its development plans. If Harken de Colombia, Ltd. proceeds on a sole-risk basis, it will be entitled to receive Ecopetrol's share of production after royalty, until Harken de Colombia, Ltd. has recovered 200% of its development costs, after which time Ecopetrol would receive its share of production.

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

         Harken's North American operating strategy includes efforts to acquire additional oil and gas reserves through drilling activities in North America and through acquisitions. Harken plans to continue selected development of proved undeveloped reserves on its North American properties in addition to a continual workover program on producing properties. The targeted results of these efforts are to maintain North American production levels during 1999 and 2000.

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

         Development Finance Agreements -- In October 1997, December 1997 and March 1998, Harken entered into separate Development Finance Agreements with institutional investors (collectively the "Institutional Investors") pursuant to which the Institutional Investors provided approximately $34.5 million (the "Payment Amount") of net proceeds to Harken to finance the drilling of the initial wells on three unexplored oil and gas prospects in the Middle Magdalena Basin of Colombia. Approximately $24.5 million of net proceeds were received in October 1997 from a related party and approximately $10 million of net proceeds were received during the first quarter of 1998. In exchange, the Institutional Investors obtained the right to receive future payments from Harken equal to 7% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from each of the three prospects if the planned drilling on the prospect is successful (the "Institutional Participation"). Pursuant to the Development Finance Agreements, Harken is obligated to drill each of the three wells prior to October 2000. Harken has satisfied the first well obligation pursuant to the Development Finance Agreements with the drilling of the Islero #1 well on the Cambulos Contract area. For a detailed discussion of the terms and accounting for the Development Finance Agreements, see "Notes to Consolidated Condensed Financial Statements, Note 6 -Development Finance and Operating Agreements." For a discussion of the relationship between Harken and one of the Institutional Investors, see "Notes to Consolidated Condensed Financial Statements, Note 11 - Related Party Transactions."

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

         At the present time, it is not known whether the remaining Institutional Investors or Harken will exercise their rights to convert the remaining Institutional Participation into Harken common stock, nor can Harken determine the number of shares of Harken common stock which would be required to be issued in the event that Harken or the remaining Institutional Investors elect to convert the Institutional Participation into shares of Harken common stock.

         Operational Contingencies -- The exploration, development and production of oil and gas are subject to various Colombian, Costa Rican, Navajo, federal, state and local laws and regulations designed to protect the environment. Compliance with these regulations is part of Harken's day-to-day operating procedures. Accidental discharge of such materials as oil, natural gas or drilling fluids can occur and such accidents can require material expenditures to correct. Harken maintains levels of insurance customary in the industry to limit its financial exposure. Management is unaware of any material capital expenditures required for environmental control during the next fiscal year.

         Harken has accrued approximately $2.4 million at June 30, 1999 relating to operational or regulatory liabilities related to Harken's North American operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in significant loss exposure to Harken.

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

         Harken began a formal process in 1998 to identify those internal computerized systems that are not Year 2000 compliant, prioritize those business-critical computerized systems that need remediation or replacement, test compliance once the appropriate corrective measures have been implemented, and develop any contingency plans where considered necessary. In addition, Harken is continuing to conduct a survey to verify the Year 2000 readiness status of key purchasers, vendors and customers that Harken believes could have an impact on Harken's material business operations.

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

         Remediation and Implementation. In the area of technological operations which are under Harken's exclusive control, Harken is currently involved in the identification and remediation of affected technological functions, including non-information technology systems. Harken has substantially completed its assessment of Year 2000 readiness of its internal computerized systems. Harken has installed upgrades to its off-the-shelf financial and operational software applications, hardware and telecommunications equipment. Harken is in the identification and assessment phase with respect to its non-information technology systems, which is projected to continue until the end of the third quarter of 1999.

         Testing. Harken has begun updating and testing of the newly upgraded systems for Year 2000 compliance, and expects that all testing will be completed by the end of the third quarter of 1999. Upon completion, Harken will be able to identify any internal computer systems that remain non-compliant. At present, it is anticipated that Harken's action plan for addressing Year 2000 problems will be successfully completed in all material respects in advance of January 1, 2000.

         Third Parties. Harken is in the final process of assessing the level of Year 2000 issues associated with its most significant vendors, suppliers, partners and major customers. All of Harken's oil and gas sales revenues are derived from oil and gas production from its North American and South American operations. Harken's North American operations are dependent upon its various purchasers or pipeline operators who transport oil or gas for its purchasers. In addition, Harken's South American operations may also become dependent upon the transportation of oil through outside owned facilities or pipelines. Harken is monitoring progress of its various North American purchasers and pipelines, as well as potential South American outside owned facilities on their activities related to the Year 2000. At this time, Harken expects that field operations will not be materially interrupted due to improper recognition of the Year 2000 by computerized systems of its various purchasers and pipelines.

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

         Although Harken is making significant efforts to ensure that the third parties on which it is heavily reliant are Year 2000 compliant, it cannot predict the likelihood of such compliance occurring nor the direct or indirect costs to Harken of non-compliance by those third parties or of securing such services from compliant third parties. Harken has no control over these third parties' compliance and cannot give assurances that these third parties' representations to Harken are accurate. Therefore, there can be no guarantee that Year 2000 problems originating with a third party will not occur and no absolute assurance that third parties will convert their systems in a timely manner, to the extent Harken is unable to replace the goods, services or customers with alternate sources of supply and demand on a timely and economically equivalent basis. Such failure could have a material adverse effect on Harken's business and results of operations.

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

         Contingency Plan. Harken has not completed its implementation and testing of Year 2000 compliant systems. However, a reasonably likely worst case scenario is that Harken or certain of its purchasers or other vendors fail to correct a material Year 2000 problem, which results in an interruption of Harken's transportation and sale of Harken's crude oil and natural gas production sales revenues. Certain interruptions could result in a material adverse effect on Harken's results of operations, cash flows and financial condition. Due to the inherent uncertainties relating to the effect of the Year 2000 on Harken's operations, it is difficult to predict what impact, if any, noncompliance with the Year 2000 issue will have on Harken's results of operations, cash flows and financial condition. Based on the results of the implementation and testing of Harken's Year 2000 affected systems and ongoing assessment of the readiness of its vendors, suppliers, partners and major customers, Harken has developed appropriate contingency plans that address the most reasonably likely worst case scenarios. Harken is continuing to review and modify such contingency plans and expects such plans to be finalized by the end of the third quarter of 1999. A failure to address Year 2000 issues successfully could have a material adverse effect on Harken's business, financial condition or results of operations.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         In September 1997, Harken Exploration Company, a wholly-owned subsidiary of Harken, was served with a lawsuit filed in Amarillo, Texas in Federal District court for the Northern district of Texas styled D. E. Rice and Karen Rice, as Trustees for the Rice Family Living Trust vs. Harken Exploration Company. The Rice Family Living Trust ("Rice") is a surface landowner in Hutchinson County, Texas. Rice has alleged that oil and saltwater spills from Harken Exploration Company's equipment and wells have polluted and otherwise damaged its property. Rice is seeking payment of costs to prevent, minimize and mitigate the alleged oil pollution, costs to restore and repair the land and vegetation, costs to decontaminate the ground and surface water, interest, attorney's fees, and punitive damages. Furthermore, Rice has requested that Harken Exploration Company be enjoined from producing any oil or gas from its lands. Rice has alleged that remediation of all of the pollution on its land will cost approximately $40,000,000. Harken believes that this lawsuit is wholly without merit. Harken has asserted numerous defenses, all of which Harken believes are meritorious. Harken intends to defend itself vigorously. The lawsuit is expected to go to trial in 1999. In Harken management's opinion, the results of the lawsuit will not have a material adverse effect on Harken's financial position.

         Harken and its subsidiaries currently are involved in various other lawsuits and other contingencies, which in management's opinion, will not have a material adverse effect on Harken's financial position.

Item 2.  Changes in Securities.
         Not applicable.

Item 3.  Default Upon Senior Securities.
         Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders.
         On June 22, 1999, Harken held its Annual Meeting of Stockholders. At the Annual Meeting, the stockholders cast their votes as follows:

                  Election of Donald W. Raymond, Richard H. Schroeder, Stephen
                  C. Voss and Gary B. Wood, Ph.D. to serve as Class C Directors:

                            For          Vote Withheld
                         -----------     -------------

Donald W. Raymond        116,541,935       5,141,024
Richard H. Schroeder     115,749,907       5,933,052
Stephen C. Voss          115,726,911       5,956,048
Gary B. Wood, Ph.D       116,608,153       5,074,806

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

                  4.8 Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock (filed as
                           Exhibit 4.8 to Harken's Quarterly Report on Form 10-Q for the period ended June 30, 1998, File No. 0-9207, and incorporated by reference herein).

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






                                              Harken Energy Corporation
                                   --------------------------------------------
                                                    (Registrant)





Date: August 12, 1999              By: /s/ Bruce N. Huff
      ------------------------         ----------------------------------------
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

 4.8                     Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock
                         (filed as Exhibit 4.8 to Harken's Quarterly Report on Form 10-Q for the period ended June 30,
                         1998, File No. 0-9207, and incorporated by reference herein).

 *27                     Financial Data Schedules.