Form 10-Q
period 1999-09-30
HARKEN ENERGY CORP
filed 1999-11-12
CIK 313478

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM            TO
                                            ----------    ----------

                         COMMISSION FILE NUMBER 0-9207

                           HARKEN ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                               95-2841597
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

        16285 PARK TEN PLACE, SUITE 600                    77084
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

       The number of shares of Common Stock, par value $0.01 per share, outstanding as of November 4, 1999 was 153,588,248.


===============================================================================

                           HARKEN ENERGY CORPORATION
                           INDEX TO QUARTERLY REPORT
                               SEPTEMBER 30, 1999

                                                                                      PAGE
                                                                                      ----
PART I.       FINANCIAL INFORMATION

     Item 1.        Condensed Financial Statements

                    Consolidated Condensed Balance Sheets...........................    4

                    Consolidated Condensed Statements of Operations.................    5

                    Consolidated Condensed Statements of Stockholders' Equity.......    6

                    Consolidated Condensed Statements of Cash Flows.................    7

                    Notes to Consolidated Condensed Financial Statements............    8


     Item 2.        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations..................................   26


PART II.      OTHER INFORMATION

                    Notes Concerning Other Information..............................   36

SIGNATURES          ................................................................   39

                         PART I- FINANCIAL INFORMATION

                    ITEM 1. CONDENSED FINANCIAL STATEMENTS
                  HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)

                                                                                    DECEMBER 31,       SEPTEMBER 30,
                                                                                        1998                1999
                                                                                   ---------------    ---------------
                                                                                      (Restated)
     ASSETS

Current Assets:
   Cash and temporary investments                                                  $   141,545,000    $    61,621,000
   Accounts and notes receivable, net                                                    1,605,000          4,730,000
   Related party notes receivable                                                          398,000            466,000
   Prepaid expenses and other current assets                                               615,000          1,149,000
                                                                                   ---------------    ---------------
        Total Current Assets                                                           144,163,000         67,966,000

Property and Equipment, net                                                            166,218,000        237,605,000

Other Assets, net                                                                        9,735,000          9,485,000
                                                                                   ---------------    ---------------
                                                                                   $   320,116,000    $   315,056,000
                                                                                   ===============    ===============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Trade payables                                                                  $    12,496,000    $     3,298,000
   Accrued liabilities and other                                                         7,350,000         11,978,000
   Development finance obligation                                                               --         20,000,000
   Revenues and royalties payable                                                          580,000          2,321,000
                                                                                   ---------------    ---------------
        Total Current Liabilities                                                       20,426,000         37,597,000

European Convertible Notes Payable                                                      85,000,000         85,000,000

Development Finance Obligation                                                          38,552,000          1,255,000

Bank Credit Facility Obligation                                                                 --         10,500,000

Commitments and Contingencies (Note 14)

Stockholders' Equity:
   Series F Preferred Stock, $1.00 par value; 15,000 shares
      authorized and issued as of December 31, 1998                                         15,000                 --
   Common stock, $0.01 par value; 225,000,000 shares authorized;
     134,758,830 and 155,707,548 shares issued, respectively                             1,348,000          1,557,000
   Additional paid-in capital                                                          327,498,000        347,345,000
   Retained deficit and other comprehensive income                                    (150,171,000)      (164,686,000)
   Treasury stock, at cost, 700,000 and 1,218,000 shares held, respectively             (2,552,000)        (3,512,000)
                                                                                   ---------------    ---------------
          Total Stockholders' Equity                                                   176,138,000        180,704,000
                                                                                   ---------------    ---------------
                                                                                   $   320,116,000    $   315,056,000
                                                                                   ===============    ===============


     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                             SEPTEMBER 30,                       SEPTEMBER 30,
                                                  ----------------------------------    ----------------------------------
                                                        1998               1999              1998              1999
                                                  ---------------    ---------------    ---------------    ---------------
                                                    (Restated)                            (Restated)
Revenues:
  Oil and gas operations                          $     3,097,000    $     5,701,000    $     8,431,000    $    12,891,000
  Interest and other income                             2,657,000            886,000          6,581,000          3,132,000
                                                  ---------------    ---------------    ---------------    ---------------
                                                        5,754,000          6,587,000         15,012,000         16,023,000
                                                  ---------------    ---------------    ---------------    ---------------

Costs and Expenses:
  Oil and gas operating expenses                        1,690,000          2,301,000          4,418,000          5,503,000
  General and administrative expenses, net              2,018,000          2,390,000          5,542,000          6,757,000
  Depreciation and amortization                         1,462,000          1,527,000          3,878,000          4,375,000
  Valuation allowance                                  27,787,000                 --         27,787,000                 --
  Interest expense and other, net                       1,241,000          1,990,000          2,946,000          4,863,000
                                                  ---------------    ---------------    ---------------    ---------------
                                                       34,198,000          8,208,000         44,571,000         21,498,000
                                                  ---------------    ---------------    ---------------    ---------------

          Loss before income taxes                $   (28,444,000)   $    (1,621,000)   $   (29,559,000)   $    (5,475,000)

Income tax expense                                             --             24,000             46,000             24,000
                                                  ---------------    ---------------    ---------------    ---------------

          Loss before extraordinary item          $   (28,444,000)   $    (1,645,000)   $   (29,605,000)   $    (5,499,000)

Extraordinary item-charge for reduction of
  unamortized issuance costs                                   --                 --                 --           (589,000)
                                                  ---------------    ---------------    ---------------    ---------------

          Net loss                                $   (28,444,000)   $    (1,645,000)   $   (29,605,000)   $    (6,088,000)
                                                  ===============    ===============    ===============    ===============

Accretion related to preferred stock                     (187,000)                --           (356,000)        (8,427,000)
                                                  ---------------    ---------------    ---------------    ---------------

          Net loss attributed to common stock     $   (28,631,000)   $    (1,645,000)   $   (29,961,000)   $   (14,515,000)
                                                  ===============    ===============    ===============    ===============

Loss per common share:
  Basic loss before extraordinary item            $         (0.23)   $         (0.01)   $         (0.24)   $         (0.10)
  Extraordinary item                                           --                 --                 --              (0.00)
                                                  ---------------    ---------------    ---------------    ---------------
  Basic loss per common share                     $         (0.23)   $         (0.01)   $         (0.24)   $         (0.10)
                                                  ===============    ===============    ===============    ===============
  Weighted average shares outstanding                 133,218,144        150,297,158        126,394,977        140,972,170
                                                  ===============    ===============    ===============    ===============


  Diluted loss before extraordinary item          $         (0.23)   $         (0.01)   $         (0.24)   $         (0.10)
  Extraordinary item                                           --                 --                 --              (0.00)
                                                  ---------------    ---------------    ---------------    ---------------
  Diluted loss per common share                   $         (0.23)   $         (0.01)   $         (0.24)   $         (0.10)
                                                  ===============    ===============    ===============    ===============
  Weighted average shares outstanding                 133,218,144        150,297,158        126,394,977        140,972,170
                                                  ===============    ===============    ===============    ===============



     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                                      ACCUMULATED
                                                          ADDITIONAL                                     OTHER
                                  PREFERRED   COMMON       PAID-IN      TREASURY       RETAINED      COMPREHENSIVE
                                    STOCK      STOCK       CAPITAL        STOCK         DEFICIT       INCOME (LOSS)     TOTAL
                                  ---------  ----------  ------------  -----------   -------------   --------------  ------------

Balance, December 31, 1997
  (restated)                      $      --  $1,218,000  $248,770,000  $        --   $ (92,672,000)     $   92,000   $157,408,000

  Issuance of common stock, net          --      51,000    25,110,000           --              --              --     25,161,000

  Issuance of preferred stock        15,000          --    14,437,000           --              --              --     14,452,000

  Accretion of preferred stock           --          --     1,846,000           --      (1,846,000)             --             --

  Conversions of European notes
     payable                             --      79,000    37,335,000           --              --              --     37,414,000

  Treasury shares purchased              --          --            --   (2,552,000)             --              --     (2,552,000)

  Comprehensive income (loss):
     Equity adjustment from
     foreign currency translation        --          --            --           --              --          42,000

     Net loss (restated)                 --          --            --           --     (55,787,000)             --
          Total comprehensive
           loss (restated)                                                                                            (55,745,000)
                                  ---------  ----------  ------------  -----------   -------------      ----------   ------------

Balance, December 31, 1998
  (restated)                         15,000   1,348,000   327,498,000   (2,552,000)   (150,305,000)        134,000    176,138,000

  Issuance of common stock, net          --     101,000    19,839,000           --              --              --     19,940,000

  Conversions of Development
     Finance Obligation                  --     108,000    20,835,000           --              --              --     20,943,000

  Accretion of preferred stock           --          --     8,427,000           --      (8,427,000)             --             --

  Treasury shares purchased              --          --            --     (960,000)             --              --       (960,000)

  Redemption of preferred stock     (15,000)         --   (25,269,000)          --              --              --    (25,284,000)

  Settlement of property purchase
  acquisition                            --          --    (3,985,000)          --              --              --     (3,985,000)

  Comprehensive income (loss):
     Net loss                            --          --            --           --      (6,088,000)             --
          Total comprehensive
           loss                                                                                                        (6,088,000)
                                  ---------  ----------  ------------  -----------   -------------      ----------   ------------
Balance, September 30, 1999       $      --  $1,557,000  $347,345,000  $(3,512,000)  $(164,820,000)     $  134,000   $180,704,000
                                  =========  ==========  ============  ===========   =============     ===========   ============




     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                    ----------------------------------
                                                                          1998              1999
                                                                    ---------------    ---------------
                                                                       (Restated)
Cash flows from operating activities:
   Net loss                                                         $   (29,605,000)   $    (6,088,000)
     Adjustment to reconcile net loss to net cash
       provided by operating activities:
       Valuation allowance                                               27,787,000                 --
       Depreciation and amortization                                      3,878,000          4,375,000
       Amortization of issuance costs                                       562,000            595,000
       Provision for doubtful accounts                                       15,000                 --
       Extraordinary item                                                        --            589,000

   Change in assets and liabilities:
       Increase in accounts receivable and other assets                    (682,000)          (604,000)
       Increase (decrease) in trade payables and other                    1,406,000        (14,256,000)
                                                                    ---------------    ---------------
          Net cash provided by (used in) operating activities             3,361,000        (15,389,000)
                                                                    ---------------    ---------------

Cash flows from investing activities:
   Investor advances, net                                                 1,034,000                 --
   Capital expenditures                                                 (65,038,000)       (37,169,000)
   Cash received from acquired subsidiary                                        --            261,000
   Proceeds from sales of assets                                                 --          2,222,000
   Proceeds from collection of note receivable                                   --             98,000
                                                                    ---------------    ---------------
          Net cash used in investing activities                         (64,004,000)       (34,588,000)
                                                                    ---------------    ---------------

Cash flows from financing activities:
   Proceeds from issuances of common stock,
     net of issuance costs                                                2,075,000             47,000
   Proceeds from issuance of European notes, net                         81,800,000                 --
   Proceeds from issuance of preferred stock, net                        14,452,000                 --
   Transfer from segregated account cash                                 37,615,000                 --
   Proceeds from development finance obligations                          9,798,000                 --
   Repayments of notes payable and long-term obligations                         --         (3,750,000)
   Redemption of preferred stock                                                 --        (25,284,000)
   Purchase of treasury stock                                            (2,552,000)          (960,000)
   Investment in segregated account cash, net                              (802,000)                --
                                                                    ---------------    ---------------
          Net cash provided by (used in) financing activities           142,386,000        (29,947,000)
                                                                    ---------------    ---------------

Net increase (decrease) in cash and temporary investments                81,743,000        (79,924,000)
Cash and temporary investments at beginning of period                    85,740,000        141,545,000
                                                                    ---------------    ---------------
Cash and temporary investments at end of period                     $   167,483,000    $    61,621,000
                                                                    ===============    ===============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                       $        10,000    $        99,000
     Income taxes                                                              -                    --




     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998 AND 1999
                                  (Unaudited)

(1)      MANAGEMENT'S REPRESENTATIONS

         In the opinion of Harken Energy Corporation ("Harken"), the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 1998 and September 30, 1999 and the results of its operations and changes in its cash flows for all periods presented as of September 30, 1998 and 1999. These adjustments represent normal recurring items.

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

         The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

(2)      MERGERS AND ACQUISITIONS

         On August 19, 1999, Harken executed a merger agreement with Xplor Energy, Inc. ("Xplor") whereby Xplor became a wholly-owned subsidiary of Harken. Xplor explores for, develops and produces oil and gas reserves domestically. Under the terms of the merger agreement, the holders of the outstanding shares of the preferred stock of Xplor converted their stock into 7,500,000 shares of Harken common stock, and also received 2,336,066 warrants for the purchase of Harken common stock at $2.50 per share. Additionally, Harken assumed $14,200,000 of bank debt secured by the oil and gas properties of Xplor. No further consideration was issuable under this transaction to any other class of stock of Xplor and all outstanding shares of Xplor stock were cancelled under the merger agreement.

         On May 19, 1998, Harken, along with Harken Exploration Company, a wholly-owned subsidiary, purchased working interests in oil and gas properties located in southern Louisiana (the "Bargo Properties") from St. Martinville Partners, Ltd. and Bargo Energy Company. The purchase price consisted of 2,716,483 shares of Harken common stock, having an approximate value of $16,250,000, which were issuable at closing. Pursuant to the Asset Purchase and Sale Agreement, additional consideration of up to $4,000,000 was payable by Harken to the sellers if the sellers were able to obtain new or renewal leases for certain of the Bargo Properties. In July 1999, Harken obtained sufficient assignments of new and/or renewed leases related to the Bargo Properties and paid cash of approximately $4,000,000 to the sellers. See Note 12 -- Related Party Transactions for a discussion of the relationship between Harken and the sellers.

(3)      MARKETABLE SECURITIES

         Included within cash and temporary investments at December 31, 1998 and September 30, 1999 are certain investments in marketable debt securities having maturities of sixty days or less. Harken management determines the appropriate classification of such debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Such debt securities are classified as held-to-maturity as Harken has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. Harken holds no securities which are classified as available-for-sale or trading.

         The following is a summary of held-to-maturity securities included in cash and temporary investments:

                                           December 31,       September 30,
                                              1998                1999
                                        -----------------  ------------------
                Cost                    $    124,398,000   $      57,766,000
                Estimated fair value    $    124,914,000   $      57,962,000

         Harken includes in cash and temporary investments other cash and cash equivalent amounts in addition to the above marketable debt securities.

(4)      PROPERTY AND EQUIPMENT

         A summary of property and equipment follows:

                                                   December 31,   September 30,
                                                      1998             1999
                                                 --------------   -------------
                                                   (Restated)
Unevaluated oil and gas properties:

  Colombian properties                           $  60,162,000    $  46,490,000
  Costa Rican properties                                    --          514,000
  Domestic properties                                4,372,000        8,100,000

Evaluated oil and gas properties:

  Colombian properties                              68,772,000      117,748,000
  Domestic properties                               92,807,000      123,088,000
Facilities, gas plants and other property           14,864,000       20,797,000
Less accumulated depreciation and amortization     (74,759,000)     (79,132,000)
                                                 -------------    -------------
                                                 $ 166,218,000    $ 237,605,000
                                                 =============    =============

(5)      SOUTH AMERICAN OPERATIONS

         Colombian Operations -- Harken's Colombian operations are conducted through Harken de Colombia, Ltd., a wholly-owned subsidiary of Harken, which held five exclusive Colombian Association Contracts with Empresa Colombiana de Petroleos ("Ecopetrol") as of September 30, 1999. These Association Contracts include the Alcaravan Contract, awarded in 1992, the Bocachico Contract, awarded in 1994, the Cambulos Contract, awarded in 1995, the Bolivar Contract, awarded in 1996, and the Los Olmos Contract, awarded in 1998. The Alcaravan Contract currently covers approximately 210,000 acres in the Llanos Basin of Eastern Colombia. The Bocachico and Cambulos Contracts cover a combined area of approximately 492,000 acres in the Middle Magdalena Valley of Central Colombia and the Bolivar Contract covers an area of approximately 250,000 acres in the Northern Middle Magdalena Valley of Central Colombia. The Los Olmos Contract covers approximately 374,000 acres in the Lower Magdalena Valley of Northern Colombia.

         Terms of each of the Association Contracts commit Harken to perform certain activities in accordance with a prescribed timetable. As of November 10, 1999, Harken was in compliance with the requirements of each of the Association Contracts, as amended. The Cambulos Association Contract required Harken to have drilled two wells to a depth sufficient to test productive formations for oil and/or gas by May 16, 1999. During May 1999, Harken received approval from Ecopetrol to allow for the additional well depth drilled during the Islero #1 well to substitute for the obligation to drill a second exploratory well within the third contract year. During September 1999, Ecopetrol conditionally granted a six month extension until May 16, 2000 to Harken for the exploratory well required in the fourth year of the Cambulos Contract. Harken anticipates relinquishing in the future a portion of its Cambulos acreage to meet the conditions required by Ecopetrol in granting Harken an extension.

         In exchange for the obligation to drill the fifth year exploratory well for the Alcaravan Contract, Harken has proposed to relinquish certain contract acreage. During July 1999, Harken submitted to Ecopetrol a proposal setting out the specific acreage for this relinquishment. Harken's submitted relinquishment proposals specifically include plans to retain those structure areas associated with Palo Blanco and Anteojos discoveries. During September 1999, Ecopetrol granted a six month extension until March 31, 2000 to Harken for drilling of the exploratory well required in the sixth year of the Alcaravan Contract.

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

         Under the terms of the Association Contracts, if, during the first six years of each contract, Harken discovers one or more fields of producing oil or gas in quantities that are economically exploitable and Ecopetrol agrees that such field is economically exploitable (a "commercial discovery"), the term of that contract will be extended for a period of 22 years from the date of such commercial discovery. Upon discovery or declaration of a field capable of commercial production, and upon commencement of production from that commercial field, Ecopetrol will begin to reimburse Harken for 50% of Harken's successful well costs expended up to the point of declaration of a commercial discovery plus, in the case of the Cambulos, Bolivar, and Los Olmos Contracts, 50% of all seismic and dry well costs incurred prior to the point of declaration of a commercial discovery. Production from a commercial discovery will be allocated as follows: Ecopetrol, on behalf of the Colombian government, will receive a 20% royalty interest in all production, and all production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Harken until cumulative production from all fields (or the particular productive field under certain of the Association Contracts) in the Association Contract acreage reaches 60 million barrels of oil. As cumulative production increases in excess of 60 million barrels of oil, Ecopetrol's share of production will increase progressively (to a maximum of 75% under certain of the Association Contracts) with a corresponding decrease in Harken's share of production. After a declaration of a commercial discovery, Harken and Ecopetrol will be responsible for all future development costs and operating expenses in direct proportion to their interest in production. For any fields that are not declared by Ecopetrol to be a commercial discovery, Harken would retain the rights to all production after royalty. If Harken proceeds on a sole-risk basis, it will be entitled to receive Ecopetrol's share of production after royalty, until Harken has recovered 200% of its development costs, after which time Ecopetrol would receive its share of production.

        Costa Rica Operations -- In the fourth quarter of 1998, Harken announced that it signed an agreement to participate in approximately 1.4 million acres in the North and South Limon Back Arc Basin onshore and offshore Costa Rica, Central America covered by a bid awarded for an Exploration and Production Contract ("Costa Rica Contract"). The formal Costa Rica Contract was signed by the President of Costa Rica and became effective October 1999. The Costa Rica Contract area is comprised of Blocks 2, 3, 4 and 12 from Costa Rica's initial bidding round in October of 1997. Two of the Blocks are located onshore and two are located offshore within Costa Rica's Caribbean territorial waters. The Costa Rica Contract is subject only to final agreements with the Republic of Costa Rica, including the assignment of the Costa Rica Contract to Harken, which could be signed during the fourth quarter of 1999.

         Harken's participation in Costa Rica is structured whereby a wholly-owned Harken subsidiary owns 80% of the stock of a Nevada limited liability corporation, Harken Costa Rica Holdings LLC ("HCRH"). An affiliate of MKJ Xploration, Inc. ("MKJ") owns the remaining 20% of the subsidiary. Under the terms of the agreement between Harken and MKJ, Harken will pay $4.2 million to MKJ to purchase its share of the Costa Rica Contract rights from MKJ once an agreement and assignment are signed with the Republic of Costa Rica. Additionally, Harken is committed to contribute an additional $8 million to fund the work program obligations and maintain its 80% ownership under the proposed Costa Rica Contract agreement. In connection with Harken's participation in the Costa Rica Contract rights, Harken issued to MKJ certain non-registered, non-transferable stock purchase warrants to purchase 200,000 shares of Harken common stock which are currently exercisable by the holders thereof on or before November 12, 2001, at an exercise price of $3.50 per share.

(6)      BANK CREDIT FACILITY OBLIGATIONS

         A summary of long-term bank obligations follows:

                                            December 31, September 30,
                                               1998          1999
                                           ------------- -------------
 Subsidiary notes payable to bank (A)      $         --   $10,500,000

 Subsidiary project finance facility (B)             --            --
                                           ------------   -----------
                                                           10,500,000
 Less: Current portion                               --            --
                                           ------------   -----------
                                           $         --   $10,500,000
                                           ============   ===========

         (A) Xplor, a wholly-owned subsidiary of Harken, has a three-year loan facility with Christiania og Kreditkasse ("Christiania") which is solely secured by the oil and gas properties and subsidiaries of Xplor. The Christiania facility matures on September 30, 2001 and provides up to $50,000,000 in borrowings limited by a borrowing base (as defined by the Christiania facility) which was $10,700,000 at September 30, 1999. The outstanding balance under the Christiania facility was $14,200,000 at the August 19, 1999 merger of Xplor with Harken, and was paid down by Harken to $10,500,000 subsequent to the merger. The Christiania facility provides for interest based on the Short-term Interbank Offered Rates ("LIBOR") plus a margin of 1.125% to 1.875%, payable at the underlying LIBOR maturities, or lender's prime rate plus 0.25% (8.5% at September 30, 1999) and provides for a commitment fee of 0.375% on the unused amount. The borrowing base is subject to a review by Christiania on a semi-annual basis and may be adjusted subject to the provisions of the Christiania facility.

         (B) Effective September 1, 1999, Harken de Colombia, Ltd. entered into a project finance loan agreement with the International Finance Corporation ("IFC") to be utilized in the development of the Bolivar Association Contract block in Colombia ("the Project"). As of November 10, 1999, no borrowings have been drawn down by Harken de Colombia, Ltd. under the facility.

                  The project finance facility consists of an A Loan of $20,000,000, a syndicated B loan of $25,000,000 and a C Loan of $10,000,000. The A and B Loans will bear interest at LIBOR plus a margin of 3.50% and will be repayable in equal semi-annual installments beginning one year after initial disbursement of funds and continuing for five years. The syndicated B Loan has been jointly arranged by Dresdner Kleinwort Benson, and fully underwritten by Dresdner Bank Lateinamerika AG. The C Loan will bear interest at LIBOR with a quasi-equity income participation and is repayable in full at the end of the sixth year of maturity. The C Loan will be convertible into Harken common stock under certain conditions at a conversion price of $3.00 per share. All loans are extendable for up to two years from the initial term if certain Project performance conditions are achieved. All loans will be secured by the Project. Funding under the facility is subject to certain conditions, including Harken maintaining certain capital commitments to Harken de Colombia, Ltd. to be dedicated to the Project.

(7)      DEVELOPMENT FINANCE AND OPERATING AGREEMENTS

         Rochester Agreement -- Harken de Colombia, Ltd. entered into an operating agreement (the "Rochester Agreement") with Rochester Energy Corporation ("Rochester", a Canadian corporation) pursuant to which Rochester has paid 33 1/3% of the aggregate costs of the Estero #1 well and related production facilities on the Palo Blanco prospect, 25% of the aggregate costs related to the Estero #3 well, and 25% of the aggregate costs of the initial well drilled on the Anteojos prospect, the Canacabare #1, all of which are located within the Alcaravan Contract area, along with 25% of the aggregate costs related to the Miradores Association Contract. In exchange, Rochester acquired a beneficial interest equal to 25% of the interest held by Harken de Colombia, Ltd. in the Palo Blanco and Anteojos prospect operations. The Estero #1 well was drilled in the first half of 1997 and Estero #3 was spudded in December 1997. The Canacabare #1 well began drilling March 1998, and testing of the well has been delayed until late 1999 due to rainy season conditions.

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

         EnCap Development Finance Agreement -- In October 1997, Harken entered into a Development Finance Agreement (the "EnCap Development Finance Agreement") with EnCap Energy Capital Fund III, L.P., EnCap Energy Capital Fund III-B, L.P., BOCP Energy Partners, L.P. and Energy Capital Investment Company PLC (collectively the "EnCap Investors"), pursuant to which the EnCap Investors provided $25 million (the "Payment Amount"), less a 2% investment banking fee, to Harken to finance the planned drilling of the initial wells on three unexplored oil and gas prospects in the Middle Magdalena Basin of Colombia. As part of the transaction, Harken issued 150,000 shares of Harken common stock to the EnCap Investors. The three well exploratory program contemplates the drilling of one prospect on Harken's Bocachico Contract area and the drilling of two prospects on Harken's Cambulos Contract area. In exchange, the EnCap Investors received the right to receive future payments from Harken equal to 5% of the net profits that Harken de Colombia, Ltd. may have derived from the sale of oil and gas produced from each of the three prospects if the planned drilling on the prospect was successful (the "EnCap Participation"). Pursuant to the EnCap Development Finance Agreement, Harken was obligated to drill each of the three wells prior to October 2000.

         Pursuant to the EnCap Development Finance Agreement, the EnCap Investors had the right, for a period of two years beginning in October 1998, to convert all or part of the EnCap Participation into shares of Harken common stock. The number of shares of Harken common stock to be issued upon conversion of the EnCap Participation was equal to the quotient of (i) the Payment Amount (less any distributions made in respect of the EnCap Participation) plus an amount equal to 15% interest per annum on the net Payment Amount compounded monthly (the "Invested Amount"), divided by (ii) the market price of Harken common stock at the time of conversion. During the same two year period, Harken also had the right to convert the EnCap Participation into shares of Harken common stock with the number of shares of Harken common stock to be issued to be equal to the quotient of (i) the Payment Amount (less any distribution made in respect of the EnCap Participation) plus an amount equal to 25% interest per annum on the net Payment Amount compounded monthly, divided by (ii) the market price of Harken common stock at the time of conversion. Harken could also elect to pay cash upon any conversion of the EnCap Participation in lieu of issuing Harken common stock. The EnCap Development Finance Agreement also provided for additional shares of Harken common stock to be issued by Harken in the event of a conversion to the extent that the EnCap Investors do not, under certain circumstances, realize the Invested Amount from the sale of shares of Harken common stock issued at the conversion. See Note 12 -- Related Party Transactions for a discussion of the relationship between Harken and the EnCap Investors.

         In April 1999, Harken received notice from EnCap Investments L.C. that the EnCap Investors elected to exercise their option to convert a 40% portion of the EnCap Participation into shares of Harken common stock. Pursuant to the EnCap Development Finance Agreement, the EnCap Investors received 6,481,512 shares of Harken common stock.

         On October 28, 1999, Harken and the EnCap Investors entered into a repurchase agreement whereby Harken paid cash of $20 million to EnCap Investments L.C. on behalf of the EnCap Investors as full settlement of the remaining Development Finance Obligations to the EnCap Investors. Such repurchase and settlement included the extinguishment of Harken's contingent obligation to issue additional shares of Harken common stock to the extent that the EnCap Investors did not realize the Invested Amount from the sale of shares issued to the EnCap Investors in April 1999. As a result of the October repurchase agreement, Harken has reclassified the Development Finance Obligation related to the EnCap Development Finance Agreement as a current liability in the accompanying September 30, 1999 consolidated balance sheet. The repurchase agreement will result in no significant net gain or loss during the fourth quarter of 1999.

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

         In March 1998, Harken received directly an additional $3 million pursuant to a Development Finance Agreement with Faisal Finance ("Faisal"), which contains terms substantially identical to the EnCap Development Finance Agreement, including conversion provisions which began in March 1999. In exchange, Faisal received the right to receive future payments from Harken equal to 0.6% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from each of the three prospects discussed above pursuant to the EnCap Development Finance Agreement if the planned drilling on the prospect is successful. As part of this transaction, Harken issued 18,000 shares of Harken common stock to Faisal and paid a cash fee of $75,000 to a financial advisor.

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

(8)      EUROPEAN CONVERTIBLE NOTES PAYABLE

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

         5% European Notes - On May 26, 1998, Harken issued to qualified purchasers a total of $85 million in 5% Senior Convertible Notes (the "5% European Notes") which mature on May 26, 2003. In connection with the sale and issuance of the 5% European Notes, Harken paid approximately $4,256,000 from the 5% European Notes proceeds for commissions and issuance costs. Interest incurred on these notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are converted. Such 5% European Notes are convertible into shares of Harken common stock at an initial conversion price of $6.50 per share, subject to adjustment in certain circumstances ("the 5% European Note Conversion Price"). The Trust Indenture provided for a 3 percent premium on the number of shares of Harken common stock issuable on conversion to holders of the 5% European Notes who converted prior to November 25, 1998. None of the bondholders have exercised their conversion option as of November 12, 1999. The 5% European Notes are also convertible by Harken into shares of Harken common stock after May 26, 1999, if for any period of thirty consecutive days commencing on or after May 26, 1998, the average of the closing prices of Harken common stock for each trading day during such thirty-day period shall have equaled or exceeded 125% of the 5% European Note Conversion Price (or $8.125 per share of Harken common stock). The 5% European Notes may be redeemed for cash, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002, Harken may redeem up to 50% of the 5% European Notes in exchange for shares of Harken common stock at a defined conversion price based on an average market price of Harken common stock. Beginning May 26, 2003, Harken may similarly redeem all remaining 5% European Notes. The 5% European Notes are listed on the Luxembourg Stock Exchange.

         Commissions and issuance costs associated with the European Notes are deferred and are included in Other Assets and are amortized to interest expense over the period until conversion or maturity of the European Notes. As European Notes are converted to Harken common stock, a pro-rata portion of these deferred costs are charged to Additional Paid-In Capital.

(9)      STOCKHOLDERS' EQUITY

         Common Stock - Harken currently has authorized 225,000,000 shares of $.01 par common stock. At December 31, 1998 and September 30, 1999, Harken had issued 134,778,830 shares and 155,707,548 shares, respectively.

         Treasury Stock -- At December 31, 1998 and September 30, 1999, Harken held 700,000 and 1,218,000 shares, respectively, of Harken common stock purchased in the open market at a cost of $2,552,000 and $3,512,000, respectively.

         Issuance of European Convertible Notes Payable - In June 1997, Harken issued to qualified purchasers a total of $70 million in 5 1/2% European Notes. As of December 31, 1997, holders of 5 1/2% European Notes totaling $30,120,000 had exercised their conversion option and such holders were issued 6,325,200 shares of Harken common stock. Subsequent to December 31, 1997 and as of June 11, 1998, holders of 5 1/2% European Notes totaling an additional $610,000 exercised their conversion option and such holders were issued 122,000 shares of Harken common stock. On June 12, 1998, Harken formally called and converted the remaining 5 1/2% European Notes into 7,854,000 shares of Harken common stock. In connection with the issuance of the 5 1/2% European Notes, Harken issued to the placement agents for the 5 1/2% European Notes warrants to purchase 1,120,000 shares of Harken common stock at any time after December 11, 1997 and on or before December 11, 1999 at an exercise price of $5.00 per share.

         In May 1998, Harken issued to qualified purchasers a total of $85 million in 5% European Notes which mature on May 26, 2003. Such 5% European Notes are convertible into shares of Harken common stock at an initial conversion price of $6.50 per share, subject to adjustment in certain circumstances ("the 5% European Note Conversion Price"). None of the bondholders have exercised their conversion option as of November 10, 1999. In connection with the issuance of the 5% European Notes, Harken issued to the placement agents for the 5% European Notes warrants to purchase 200,000 shares of Harken common stock at any time after May 26, 1998 and on or before May 26, 2000 at an exercise price of $6.50 per share. The 5% European Notes are listed on the Luxembourg Stock Exchange. For further discussion of the European Notes, see Note 8 - European Convertible Notes Payable.

         Acquisition of Bargo Properties - In May 1998, Harken acquired working interests in the Bargo Properties in exchange for 2,716,483 shares issuable at closing. Additional consideration of approximately $4,000,000 was paid by Harken to the sellers in cash during July 1999. See Note 2 - Mergers and Acquisitions for further discussion.

         Merger with Xplor - In August 1999, Harken entered into a merger agreement with Xplor whereby Xplor became a wholly-owned subsidiary. As consideration for the merger, Harken issued 7,500,000 shares of Harken common stock and issued 2,336,066 warrants for the purchase of shares of Harken common stock at $2.50 per share. See Note 2 - Mergers and Acquisitions for further discussion.

         Development Finance Agreements -- Harken entered into development finance agreements relating to certain of its Colombian operations. Pursuant to these development finance agreements, certain investors have the option, or have previously exercised their options, to convert their beneficial interest in a specific operating area into shares of Harken common stock. In addition, certain of these investors were issued shares of Harken common stock at the time of entering into a development finance agreement with Harken. In October 1999, Harken repurchased for cash a significant majority of the remaining development finance agreements. For a complete discussion of each of the various development finance agreements, and further discussions of certain conversions of beneficial interests exercised in April and May 1999, as well as a discussion of the October 1999 repurchase, see Note 7 - Development Finance and Operating Agreements.

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

(10)     PER SHARE DATA

         Basic earnings per common share was computed by dividing net income or loss by the weighted average number of shares of Harken common stock outstanding during the period. The impact of unconverted European Convertible Notes or Development Finance Agreements was not included for the three months and nine months ended September 30, 1999 or 1998, as their effect would have been antidilutive.

(11)     INCOME TAXES

         At September 30, 1999, Harken had available for federal United States income tax reporting purposes, net operating loss (NOL) carryforward for regular tax purposes of approximately $57,000,000 which expires in 1999 through 2018, alternative minimum tax NOL carryforward of approximately $44,000,000 which expires in 1999 through 2018, statutory depletion carryforward of approximately $2,400,000 which does not have an expiration date, and a net capital loss carryforward of approximately $6,300,000 which expires in 2000. Approximately $6,000,000 of the net operating loss carryforward has been acquired with the purchase of subsidiaries and must be used to offset future income from profitable operations within those subsidiaries.

         Total deferred tax liabilities, relating primarily to property and equipment, as of September 30, 1999 were approximately $850,000. Total deferred tax assets, primarily related to the net operating loss carryforward, were approximately $19,373,000 at September 30, 1999. The total net deferred tax asset is offset by a valuation allowance of approximately $18,523,000 at September 30, 1999.

(12)     RELATED PARTY TRANSACTIONS

         Harken has on its Board of Directors a director who is also a managing director of EnCap Investments L.C. ("EnCap"). EnCap has historically provided financial consulting and investment banking services to Harken. In connection with the June 1997 placement of the 5 1/2% European Notes, EnCap received as a financial consulting fee, $466,667 in cash, and a warrant to purchase 50,000 shares of Harken common stock at any time after December 11, 1997 and on or before December 11, 1999 at an exercise price of $5.00 per share. As described in Note 7 Development Finance and Operating Agreements, in October 1997, Harken entered into a Development Finance Agreement with the EnCap Investors. EnCap serves as the general partner of three of the EnCap Investors and the Harken director serves as a director of the fourth EnCap Investor. In connection with the EnCap Development Finance Agreement, EnCap received an investment banking fee of $500,000. In October 1999, Harken purchased all the interests and rights held by the EnCap Investors for $20,000,000 cash. As described in Note 2 - Mergers and Acquisitions, in May 1998, Harken acquired the Bargo Properties from St. Martinville Partners, Ltd. and Bargo Energy Company, which are affiliates of EnCap. Harken believes that the above transactions were made at terms at least as favorable to Harken as those that could have been secured with an unrelated party.

         During the past two years, Harken has made secured short-term loans to certain members of Harken's Board of Directors and Management. Such notes receivable are reflected in Harken's consolidated balance sheet at December 31, 1998 and September 30, 1999 as Related Party Notes Receivable.

(13)     SEGMENT INFORMATION

         Harken divides its operations into two operating segments, which are managed and evaluated by Harken as separate operations. Harken's North American operating segment currently relates to Harken's exploration, development, production and acquisition efforts in the United States whereby production cash flows are discovered or acquired and operated primarily through traditional ownership of mineral interests in the various states in which it operates. Harken's North American production is sold to established purchasers and generally transported through an existing and well-developed pipeline infrastructure. Harken's South American operating segment currently relates to Harken's exploration, development, production and acquisition efforts in Colombia and Costa Rica. South American segment production cash flows are discovered through extensive drilling operations conducted under Association Contract arrangements with the state-owned oil and gas companies/ministries in the respective countries. Harken's South American operations are heavily capital intensive in the exploration and development phases due to remote well locations and the general need for the construction of Harken's own flowline connections and production facilities. During the periods ended September 30, 1998 and 1999, none of Harken's South American segment operations related to Costa Rica.

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

         Harken's financial information for each of its operating segments is as follows for the periods ended September 30, 1998 and 1999:


                                       Three Months Ended September 30, 1998          Nine Months Ended September 30, 1998
                                  ---------------------------------------------   ---------------------------------------------
                                      North          South                            North           South
                                     America        America            Total         America         America          Total
                                  -------------   -------------   -------------   -------------   -------------   -------------
Operating revenues                $   2,750,000   $     347,000   $   3,097,000   $   7,950,000   $     481,000   $   8,431,000
Interest and other income             1,265,000       1,392,000       2,657,000       3,200,000       3,381,000       6,581,000
Depreciation and amortization         1,192,000         270,000       1,462,000       3,551,000         327,000       3,878,000
Valuation allowance                  27,787,000              --      27,787,000      27,787,000              --      27,787,000
Interest expense and other, net
   (restated)                           167,000       1,074,000       1,241,000         280,000       2,666,000       2,946,000
Income tax expense                           --              --              --          46,000              --          46,000
Segment profit (loss) (restated)    (27,826,000)       (618,000)    (28,444,000)    (28,135,000)     (1,470,000)    (29,605,000)
Capital expenditures (restated)       1,120,000       6,041,000       7,161,000      23,558,000      47,199,000      70,757,000
Total assets at end of period
   (restated)                       144,748,000     192,507,000     337,255,000     144,748,000     192,507,000     337,255,000


                                      Three Months Ended September 30, 1999          Nine Months Ended September 30, 1999
                                  --------------------------------------------   ---------------------------------------------
                                      North          South                          North            South
                                     America        America          Total         America          America           Total
                                  -------------  -------------   -------------   -------------   -------------   -------------
Operating revenues                $   5,183,000  $     518,000   $   5,701,000   $  10,484,000   $   2,407,000   $  12,891,000
Interest and other income               439,000        452,000         891,000       1,534,000       1,598,000       3,132,000
Depreciation and amortization         1,289,000        238,000       1,527,000       3,583,000         792,000       4,375,000
Interest expense and other, net         534,000      1,456,000       1,990,000       1,263,000       3,600,000       4,863,000
Income tax expense                       24,000             --          24,000          24,000              --          24,000
Extraordinary item                           --             --              --              --        (589,000)       (589,000)
Segment profit (loss)                   633,000     (2,278,000)     (1,645,000)       (739,000)     (5,349,000)     (6,088,000)
Capital expenditures                 36,100,000     21,346,000      57,446,000      36,799,000      41,188,000      77,987,000
Total assets at end of period       103,887,000    211,169,000     315,056,000     103,887,000     211,169,000     315,056,000

(14)     COMMITMENTS AND CONTINGENCIES

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

         In September 1997, Harken Exploration Company, a wholly-owned subsidiary of Harken, was served with a lawsuit filed in Amarillo, Texas in Federal District Court for the Northern District of Texas styled D. E. Rice and Karen Rice, as Trustees for the Rice Family Living Trust ("Rice") vs. Harken Exploration Company. Harken believes that this lawsuit is wholly without merit. In October 1999, the trial court granted Harken's motion for Summary Judgement and dismissed the Rice lawsuit. Harken received Rice's Notice of Appeal to the U.S. Fifth Circuit Court of Appeals of the trial court's summary judgement dismissing the Rice lawsuit on October 27, 1999. The appeal is not expected to be heard before the fourth quarter of 2001. In Harken management's opinion, the results of the lawsuit and appeal will not have a material adverse effect on Harken's financial position.

         Search Acquisition Corp. ("Search Acquisition"), a wholly owned subsidiary of Harken, was named as a defendant in a lawsuit by Petrochemical Corporation of America and Lorken Investments Corporation (together, "Petrochemical"). This lawsuit arises out of an attempt by Petrochemical to enforce a judgement entered in 1993 against, among other parties, a group of twenty limited partnerships known as the "Odyssey limited partnerships." In 1989, Search Exploration, Inc. acquired all of the assets of eight of the twenty Odyssey limited partnerships. Petrochemical claims that Search Exploration, Inc. is liable for payment of the judgement as the successor-in-interest to the eight Odyssey limited partnerships. Search Acquisition was the surviving corporation in the merger with Search Exploration, Inc. On February 28, 1996, the court granted Search Acquisition's motion for summary judgement. On July 3, 1998, the Fifth District Court of Appeals for the State of Texas reversed the trial court's summary judgment and remanded the case to the trial court. It is estimated that this trial will take place in the third quarter of 2000. Although the ultimate outcome of this litigation is uncertain, Harken believes that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken's financial condition.

        Harken has accrued approximately $5.0 million at September 30, 1999 relating to certain other operational or regulatory liabilities related to Harken's North American operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in significant loss exposure to Harken.

         Year 2000 Issues - Over the past two years, Harken has prepared for the potential impact of the Year 2000 on the processing of date-sensitive information by Harken's computer systems. The Year 2000 issue involves circumstances where a computerized system may not properly recognize or process date-sensitive information on or after January 1, 2000. The Year 2000 problem is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of Harken's programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000, which could result in miscalculations or system failures. The problem is not limited to computer systems. Year

2000 issues will also potentially affect every non-information technology system that has an embedded microchip, such as elevators.

         Harken began a formal process in 1998 to identify those internal computerized systems that are not Year 2000 compliant, prioritize those business-critical computerized systems that need remediation or replacement, test compliance once the appropriate corrective measures have been implemented, and develop any contingency plans where considered necessary. In addition, Harken conducted a survey to verify the Year 2000 readiness status of key purchasers, vendors and customers that potentially could have an impact on Harken's material business operations.

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

         Remediation and Implementation. In the area of technological operations which are under Harken's exclusive control, Harken is currently involved in the identification and remediation of affected technological functions, including non-information technology systems. Harken has substantially completed its assessment of Year 2000 readiness of its internal computerized systems. Harken has installed upgrades to its off-the-shelf financial and operational software applications, hardware and telecommunications equipment. Harken has also substantially completed the identification and assessment phase with respect to its non-information technology systems.

         Testing. Harken has completed substantially all of the testing process of newly upgraded systems for Year 2000 compliance. Upon completion, Harken will be able to identify any internal computer systems that remain non-compliant. At present, it is anticipated that Harken's action plan for addressing Year 2000 problems will be successfully completed in all material respects well in advance of January 1, 2000.

         Third Parties. Harken is in the final process of assessing the level of Year 2000 issues associated with its most significant vendors, suppliers, partners and major customers. All of Harken's oil and gas sales revenues are derived from oil and gas production from its North American and South American operations. Harken's North American operations are dependent upon its various purchasers or pipeline operators who transport oil or gas for its purchasers. In addition, Harken's South American operations may also become dependent upon the transportation of oil through outside owned facilities or pipelines. Harken is monitoring progress of its various North American purchasers and pipelines, as well as potential South American outside owned facilities on their activities related to the Year 2000. At this time, Harken continues to expect that field operations will not be materially interrupted due to improper recognition of the Year 2000 by computerized systems of its various purchasers and pipelines.

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

         Although Harken has made significant efforts to ensure that the third parties on which it is heavily reliant are Year 2000 compliant, it cannot predict the likelihood of such compliance occurring nor the direct or indirect costs to Harken of non-compliance by those third parties or of securing such services from compliant third parties. Harken has no control over these third parties' compliance and cannot give assurances that these third parties' representations to Harken are accurate. Therefore, there can be no guarantee that Year 2000 problems originating with a third party will not occur and no absolute assurance that third parties will convert their systems in a timely manner, to the extent Harken is unable to replace the goods, services or customers with alternate sources of supply and demand on a timely and economically equivalent basis. Such failure could have a material adverse effect on Harken's business and results of operations.

          Estimated Costs. The total financial effect that Year 2000 issues will have on Harken cannot be predicted with any certainty at this time. In fact, in spite of all efforts being made to rectify these problems, the success of Harken's efforts will not be known with certainty until the year 2000 actually arrives. Based on its assessment to date, Harken does not believe that the costs to resolve any Year 2000 issues will be material. To date, Harken has spent approximately $150,000 on Year 2000 matters and it expects that the total cost, primarily consulting fees and software purchases, will not exceed $200,000.

         Contingency Plan. Harken has nearly completed its implementation and testing of Year 2000 compliant systems. However, a reasonably likely worst case scenario is that Harken or certain of its purchasers or other vendors fail to correct a material Year 2000 problem, which results in an interruption of Harken's transportation and sale of Harken's crude oil and natural gas production sales revenues. Certain interruptions could result in a material adverse effect on Harken's results of operations, cash flows and financial condition. Due to the inherent uncertainties relating to the effect of the Year 2000 on Harken's operations, it is difficult to predict what impact, if any, noncompliance with the Year 2000 issue will have on Harken's results of operations, cash flows and financial condition. Based on the results of the implementation and testing of Harken's Year 2000 affected systems and ongoing assessment of the readiness of its vendors, suppliers, partners and major customers, Harken has developed appropriate contingency plans that address the most reasonably likely worst case scenarios. A failure to address Year 2000 issues successfully could have a material adverse effect on Harken's business, financial condition or results of operations.

(15)     RESTATEMENT OF FINANCIAL STATEMENTS

         In August 1999, following discussions with the Securities and Exchange Commission's accounting staff, Harken, along with its independent public accountants, changed its accounting for certain Development Finance Agreements to reflect amounts convertible into shares of Harken common stock as a long-term obligation and to reflect the 15% per annum increase in amounts convertible as interest expense in Harken's consolidated financial statements. The restatement of Harken's consolidated financial statements had no effect on Harken's historical revenues, gross profit, net working capital or cash flow for any of the periods. Harken had no long-term debt compliance covenants that were affected by the restatement. See Note 7--Development Finance and Operating Agreements for a discussion of Harken's Development Finance Agreements. Harken had previously accounted for these transactions as conveyances of net profits interests and had recorded the sales proceeds as deferred revenue.

         The following table summarizes certain selected financial data as of December 31, 1998 and for the quarter and nine months ended September 30, 1998, as originally reported and as restated to reflect the revised accounting for certain Development Finance Agreements:

                                            December 31, 1998
                                    --------------------------------
                                       Previously
                                        Reported          Restated
                                    ---------------  ---------------
         Total Assets               $   304,538,000  $   320,116,000
         Stockholders' equity       $   179,942,000  $   176,138,000


                                          Quarter Ended September 30, 1998   Nine Months Ended September 30, 1998
                                          ---------------------------------  ------------------------------------
                                             Previously                          Previously
                                              Reported         Restated           Reported          Restated
                                          ---------------   ---------------   ---------------   ---------------
        Revenues:
           Oil and gas operations         $     3,097,000   $     3,097,000   $     8,431,000   $     8,431,000
           Interest and other income            2,657,000         2,657,000         6,581,000         6,581,000
                                          ---------------   ---------------   ---------------   ---------------
                                                5,754,000         5,754,000        15,012,000        15,012,000
        Costs and Expenses:
           Oil and gas operating                1,690,000         1,690,000         4,418,000         4,418,000
           expenses
           General and administrative
             Expenses, net                      2,018,000         2,018,000         5,542,000         5,542,000
           Depreciation and                     1,462,000         1,462,000         3,878,000         3,878,000
           amortization
           Valuation allowance                 27,787,000        27,787,000        27,787,000        27,787,000
           Interest expense and
             other, net                           322,000         1,241,000           538,000         2,946,000
                                          ---------------   ---------------   ---------------   ---------------
                                               33,279,000        34,198,000        42,163,000        44,571,000
        Income tax expense                             --                --            46,000            46,000
                                          ---------------   ---------------   ---------------   ---------------

        Net income (loss)                 $   (27,525,000)  $   (28,444,000)  $   (27,197,000)  $   (29,605,000)
                                          ===============   ===============   ===============   ===============
        Net income (loss) attributed
           to common stock                $   (27,712,000)  $   (28,631,000)  $   (27,553,000)  $   (29,961,000)
                                          ===============   ===============   ===============   ===============
        Basic and diluted net income
            (loss) per common share       $         (0.22)  $         (0.23)  $         (0.22)  $         (0.24)

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

OVERVIEW

         Harken reported a net loss for the nine months ended September 30, 1999 of $6.1 million compared to a net loss of $29.6 million for the prior year period. Total oil and gas operating revenues increased from approximately $8.4 million during the first nine months of 1998 to approximately $12.9 million for the first nine months of 1999, primarily due to increased oil and gas prices and from increased volumes and operating revenue from Harken's Colombian operations. Gross profit before depreciation and amortization, general and administrative and interest expenses totaled approximately $7.4 million during the nine months ended September 30, 1999 compared to approximately $4.0 million for the prior year period.

                             RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected Harken's earnings and balance sheet during the periods included in the accompanying consolidated financial statements.

                                           Three Months Ended September 30,     Nine Months Ended September 30,
                                           ---------------------------------   ---------------------------------
                                                1998               1999             1998               1999
                                           ---------------   ---------------   ---------------   ---------------

North American Exploration and Production Operations

Oil sales revenues                         $     1,475,000   $     2,671,000   $     4,200,000   $     5,754,000
    Oil volumes in barrels                         122,000           132,000           323,000           363,000
    Oil price per barrel                   $         12.09   $         20.23   $         13.00   $         15.85
Gas sales revenues                         $     1,159,000   $     2,307,000   $     3,399,000   $     4,319,000
    Gas volumes in mcf                             582,000           842,000         1,553,000         1,962,000
    Gas price per mcf                      $          1.99   $          2.74   $          2.19   $          2.20
Gas plant revenues                         $       116,000   $       205,000   $       351,000   $       411,000

South American Exploration and Production Operations

Oil sales revenues                         $       347,000   $       518,000   $       481,000   $     2,407,000
    Oil volumes in barrels                          32,000            36,000            46,000           217,000
    Oil price per barrel                   $         10.84   $         14.39   $         10.46   $         11.09

Other Revenues

Interest income                            $     2,548,000   $       885,000   $     6,337,000   $     3,118,000
Other income                               $       109,000   $         1,000   $       244,000   $        14,000

For the quarter ended September 30, 1999 compared with the corresponding prior period.

NORTH AMERICAN OPERATIONS

         North American gross oil and gas revenues during the third quarter of 1999 and 1998 relate primarily to the operations in the Four Corners area of Utah, Arizona and New Mexico primarily on the Navajo Indian reservation (the "Four Corners Properties"), onshore South Texas, the Western and Panhandle regions of Texas, the Magnolia region of Arkansas, the Carlsbad region of New Mexico, and the southern region of Louisiana.

         Gross North American oil revenues increased 81% to $2,671,000 during the third quarter of 1999 compared to $1,475,000 during the third quarter of 1998 primarily due to the Xplor merger in August 1999 which accounted for $706,000 of the revenue increase and 32,000 barrels of the volume increase. Oil revenues also increased due to higher oil prices, which averaged $8.14 higher per barrel during the third quarter of 1999 compared to the prior year period.

         Gross North American gas revenues increased 99% to $2,307,000 for the quarter ended September 30, 1999 compared to $1,159,000 for the prior year period primarily due to the Xplor merger which accounted for approximately $939,000 of the revenue increase and 332,000 mcf of the volume increase. Gas revenues were also higher due to a favorable increase in the average price of gas from $1.99 per mcf for the quarter ended September 30, 1998 to $2.74 per mcf for the same period in 1999.

         North American oil and gas operating expenses consist of lease operating expenses and gas plant expenses, along with a number of production and reserve based taxes. North American oil and gas operating expenses increased $428,000 during the third quarter of 1999 compared to the same prior year period primarily due to the above mentioned merger with Xplor.

SOUTH AMERICAN OPERATIONS

         During the third quarter of 1999, Harken's South American production operations consisted of production testing conducted on Harken's Bolivar and Alcaravan Association Contract areas in Colombia. All of Harken's South American production through the first quarter of 1999 was transported by trucking operations, however, in April 1999, Harken commenced pipeline transportation on the Alcaravan Association Contract area through its newly completed Palo Blanco flowline. South American oil revenues increased from $347,000 for the third quarter of 1998 to $518,000 for the same quarter in 1999. The higher revenues are the result of increased production testing volumes on the Bolivar Contract area coupled with sales of production in the Alcaravan Contract area, which did not begin production until September 1998. Due to the increased production, South American operations expenses have also risen from $191,000 in the third quarter of 1998 to $382,000 in the same period of 1999. All of Harken's South American revenues and operating expenses have come from its Colombian operations.

         During the third quarter of 1999, production from Harken's Estero #1 well on the Alcaravan Contract area has averaged 308 gross barrels of oil per day, and Harken's Catalina #1 and Olivo #1 wells on the Bolivar Contract area have averaged a combined 678 gross barrels of oil per day. The long-term production test permits for the Catalina #1 and Olivo #1 wells expired during the third quarter of 1999 and Harken anticipates receiving permit extensions during November 1999. During this down time, as originally planned, Harken is revising the lift method and equipment on these two wells in order to increase their efficiency and daily production volumes. Harken's South American production and revenues are expected to increase during the remainder of 1999 as Alcaravan and Bolivar Contract area production increases.

INTEREST AND OTHER INCOME

         Interest and other income decreased during the third quarter of 1999 compared to the prior year period due to a portion of Harken's invested cash being utilized for Colombian capital expenditures and for the January 1999 redemption of the Series F Preferred for approximately $25.3 million. Harken generated approximately $2.5 million of interest income during the third quarter of 1998, compared to approximately $885,000 of interest income during the third quarter of 1999. Harken's cash balances, which include investments in short-term marketable debt securities, are expected to continue to decrease in 1999 due to the October 1999 purchase of certain development finance interests for $20 million and as additional funds are used to support Harken's capital expenditure plans.

OTHER COSTS AND EXPENSES

         General and administrative expenses increased $372,000 during the third quarter of 1999 compared to the third quarter of 1998, primarily because less expense is being capitalized due to decreased drilling activity in the third quarter of 1999 compared to the same quarter in 1998. Also contributing to the increased expense are the costs associated with Harken's May 1999 relocation of its corporate headquarters location to Houston, Texas, which resulted in employee severance and relocation expenses, in addition to the physical moving costs to relocate its offices. The relocation allowed Harken to consolidate its corporate offices with existing Houston office personnel, thereby gaining additional administrative efficiencies in the future. Harken also has taken steps during the last half of 1998 and first nine months of 1999 to reduce future general and administrative expenses by reducing staff. Also, Harken has taken steps to minimize the amount of administrative expenses added as a result of the increased operations relating the above mentioned Xplor merger.

         Depreciation and amortization expense increased during the third quarter of 1999 compared to the prior year period consistent with the increased equivalent barrel production levels during the quarter. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties. In addition, Harken's depreciation on other property has increased as a result of Harken's expanding operations.

         Interest Expense and Other increased during the third quarter of 1999 compared to the prior year period primarily due to less interest being capitalized as a result of decreased drilling activity.

For the nine months ended September 30, 1999 compared with the corresponding prior period.

NORTH AMERICAN OPERATIONS

         Gross North American oil revenues increased $1,554,000 to $5,754,000 during the first nine months of 1999 compared to $4,200,000 for the same period in 1998, primarily due to the above mentioned Xplor merger in August 1999. Oil revenues also increased due to a rise in oil prices from an average of $13.00 per barrel for the first nine months of 1998 to $15.85 for the same period in 1999.

         Gross gas revenues increased 27% from $3,399,000 for the first nine months of 1998 to $4,319,000 for the same period in 1999, primarily due to the Xplor merger discussed above.

         North American oil and gas operating expenses increased $431,000 for the first nine months of 1999 compared to the same period in 1998 primarily due to the above mentioned Xplor merger.

SOUTH AMERICAN OPERATIONS

         Harken's South American oil sales increased from $481,000 during the first nine months of 1998 to $2,407,000 for the first nine months of 1999. Most of the increase came from higher production volumes generated from production testing on the Bolivar Association Contract area, coupled with increased sales on the Alcaravan Association Contract area properties due to the ability to flow oil through the Palo Blanco flowline discussed above. South American operating expenses have increased $687,000 from $208,000 for the nine months ended September 30, 1998 to $895,000 for the same period in 1999. Most of the increase is associated with increased production and sales discussed above, and from increased security expenses. All of Harken's South American revenues and operating expenses have come from its Colombian operations.

INTEREST AND OTHER INCOME

         Interest and other income decreased $3,449,000 from $6,581,000 during the first nine months of 1998 to $3,132,000 for the same nine month period in 1999. Harken's cash balances, which include investments in short-term marketable debt securities, are expected to continue to decrease in 1999 due to the October 1999 purchase of certain development finance interests for $20 million and as additional funds are used to support Harken's capital expenditure plans.

OTHER COSTS AND EXPENSES

         General and administrative expenses increased $1,215,000 during the first nine months of 1999 compared to the same period in 1998, primarily due to Harken's May 1999 relocation of its corporate headquarters location to Houston, Texas, which resulted in employee severance and relocation expenses in addition to the physical moving costs to relocate its offices. The relocation allowed Harken to consolidate its corporate offices with existing Houston office personnel, thereby gaining additional administrative efficiencies in the future. Harken also has taken steps during the last half of 1998 and first nine months of 1999 to reduce general and general and administrative expenses by reducing staff. Also, Harken has taken steps to minimize the administrative expenses added as a result of the increased operations relating the above mentioned Xplor merger.

         Depreciation and amortization expense increased during the first nine months of 1999 compared to the prior year period consistent with the increased equivalent barrel production levels during the first nine months. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties. In addition, Harken's depreciation on other property has increased as a result of Harken's expanding operations.

         Interest Expense and Other increased during the first nine months of 1999 compared to the prior year period due to the interest on the 5% European Notes, which were issued in May 1998, and less expense being capitalized as a result of decreased drilling activity.

         An extraordinary charge of $589,000 was recognized in the second quarter of 1999 for the pro rata share of unamortized Development Finance Agreement issuance costs associated with the conversions by the EnCap Investors, the European Investors, and Faisal of their applicable Development Finance Agreement participation into shares of Harken common stock.

                        LIQUIDITY AND CAPITAL RESOURCES

        Harken's working capital at September 30, 1999 was approximately $30.4 million, versus approximately $123.7 million at December 31, 1998. The decrease in cash and working capital resulted primarily from approximately $37.2 million of capital expenditures, which included the drilling costs of the Islero #1 and Laurel #1 wells during the first nine months of 1999, and from the January redemption of the Series F Preferred for approximately $25.3 million. In addition, Harken's operations required approximately $15.4 million of cash flow during the first nine months of 1999, primarily due to the payment of accounts payable at December 31, 1998 related to Harken's exploration activities. Harken's cash resources at September 30, 1999 totaled approximately $61.6 million. In October 1999, Harken utilized $20 million of its cash resources to purchase all the interests and rights held by the EnCap Investors pursuant to the EnCap Development Finance Agreement. Harken's remaining cash resources are available for its ongoing exploration, development and acquisition efforts both internationally and in North America.

In addition, Harken's Board of Directors has approved the purchase of up to 10 million shares of its outstanding Harken common stock through December 31, 1999. Subsequent to September 30, 1999, and as of November 10, 1999, Harken has purchased 735,000 shares of its outstanding common stock at a total price of approximately $790,000.

         Harken's primary need for capital is to fund its planned exploration and development efforts domestically as well as in Colombia and Costa Rica. Harken anticipates worldwide capital expenditures will total approximately $50 million during 2000, and plans to seek joint venture partner participation to fund a portion of the cost for all of its significant exploration projects. In addition, during the third quarter of 1999, Harken announced the non-recourse project finance loan agreement facility with the International Finance Corporation ("IFC"), the private sector subsidiary of the World Bank Group. Loans under this facility are available for the development of the Bolivar Association Contract in Colombia. Harken believes that it will have sufficient cash resources to fund all of its planned capital expenditures during 2000. In addition, Harken intends to continue to pursue North American and international acquisition opportunities and plans to fund such acquisitions, if any are consummated, through a combination of cash on hand, issuances of debt or equity securities.

         Harken anticipates that full development of its South American reserves will take several years and will also require extensive production facilities, transportation flowlines and development activity which will require significant additional capital expenditures. The ultimate amount of such expenditures cannot be presently predicted.

         The current plans for the development of the Bolivar Contract area are being reviewed in light of the recent disappointing results of the Laurel #1 well. Harken is conducting an extensive technical study to integrate the new log and core analysis obtained from the prior vertical wells in the area, run pressure interference tests with surrounding vertical wellbores, collect fluid samples for comparison with old vertical wells and reevaluate the fracture model for both the Rosa Blanca and La Luna formations. While the analysis will provide helpful information, a full understanding of the complex field geology may only be obtained as Harken drills the additional planned wells. Substantial progress has been made on bidding for all of the flowline engineering and associated tubular materials for the final step prior to issuing the construction contract for the flowlines to connect the Catalina Field to the main area pipeline.

         Though the above mentioned development financing is now in place, management has decided to delay the actual construction of the flowlines until additional capacity is needed beyond the current trucking capacity of the Catalina #1 and Olivo #1 wells. Harken anticipates that the flowline construction will be initiated and completed during the first quarter of 2000. In March 1999, Harken de Colombia, Ltd. filed a request with Ecopetrol to declare the Catalina field to be commercial. As of November 10, 1999, the commerciality application is in process of being reviewed by Ecopetrol. Ecopetrol may approve the commerciality request or require Harken de Colombia, Ltd. to proceed on a sole-risk basis for its development plans. If Harken de Colombia, Ltd. proceeds on a sole-risk basis, it will be entitled to receive Ecopetrol's share of production after royalty, until Harken de Colombia, Ltd. has recovered 200% of its development costs, after which time Ecopetrol would receive its share of production.

         Terms of each of the Association Contracts entered into between Harken de Colombia, Ltd. and Ecopetrol commit Harken to perform certain activities in Colombia in accordance with a prescribed timetable. Failure by Harken to perform these activities as required could result in Harken losing its rights under the particular Association Contract, which could potentially have a material adverse effect on Harken's business. Certain of the required activities are currently being discussed and negotiated with Ecopetrol, which could impact the timing and amount of capital expenditures to be required during 1999 and 2000.

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

         Harken's North American operating strategy includes efforts to acquire additional oil and gas reserves through drilling activities in North America, particularly on selected properties acquired through the August 1999 merger with Xplor Energy, Inc., and through acquisitions. Harken plans to continue selected development of proved undeveloped reserves on its North American properties in addition to a continual workover program on producing properties. The targeted results of these workover efforts are to maintain North American production levels during 1999 and 2000.

         European Convertible Notes Payable -- On May 26, 1998, Harken issued a total of $85 million in 5% Senior Convertible Notes (the "European Notes") which mature on May 26, 2003. In connection with the sale and issuance of the 5% European Notes, Harken paid approximately $4,256,000 from the 5% European Notes proceeds for commission and issuance costs. Interest incurred on these notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are converted. Such European Notes are convertible into shares of Harken common stock at a conversion price of $6.50 per share, subject to adjustment in certain circumstances. Harken also has the right to require conversion of the 5% European Notes into shares of Harken common stock at any time on or after May 26, 1999, if for any period of thirty consecutive days commencing on or after May 26, 1998, the average of the closing prices of Harken common stock for each trading day during such thirty-day period shall have equaled or exceeded $8.125 per share. Interest payments related to the 5% European Notes will be funded from cash flow from operations or existing cash balances. For a detailed discussion of the 5% European Notes see "Notes to Consolidated Condensed Financial Statements, Note 8 -- European Convertible Notes Payable."

         Development Finance Agreements - Following the October 1999 purchase of the EnCap Development Finance Agreement, only the $1 million principal amount from Faisal Finance ("Faisal"), along with related accrued interest, will remain outstanding as a Development Finance Obligation. Faisal retains its right to receive future payments from Harken equal to 0.2% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from each of the three prospects if the planned drilling on the prospect is successful (the "Institutional Participation"). Pursuant to the Development Finance Agreement, Harken is obligated to drill each of the three wells prior to March 2001. Harken has satisfied the first well obligation pursuant to the Development Finance Agreement with the drilling of the Islero #1 well on the Cambulos Contract area. For a detailed discussion of the terms of the Development Finance Agreement, see "Notes to Consolidated Condensed Financial Statements, Note 7 -Development Finance and Operating Agreements."

         In April and May 1999, certain Institutional Investors, including Faisal, exercised their right to convert a certain portion of their Institutional Participation into shares of Harken common stock. Harken continues to be committed to provide additional shares of Harken common stock to these Institutional

Investors, including Faisal, to the extent that the Institutional Investors do not, under certain circumstances, realize the Invested Amount from the sale of shares of Harken common stock issued at conversion.

         At the present time, it is not known whether Faisal or Harken will exercise their rights to convert the remaining Institutional Participation into Harken common stock, nor can Harken determine the number of shares of Harken common stock which would be required to be issued in the event that Harken or Faisal elects to convert the Institutional Participation into shares of Harken common stock. In addition, Harken cannot determine the number of shares of Harken common stock which may be issuable to the Institutional Investors, pursuant to the above mentioned commitment to the Institutional Investors to realize the Invested Amount from the sale of previously issued shares at conversion.

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

         Harken has accrued approximately $5.0 million at September 30, 1999 relating to operational or regulatory liabilities related to Harken's North American operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in significant loss exposure to Harken.

         Year 2000 Issues - Over the past two years, Harken has prepared for the potential impact of the Year 2000 on the processing of date-sensitive information by Harken's computer systems. The Year 2000 issue involves circumstances where a computerized system may not properly recognize or process date-sensitive information on or after January 1, 2000. The Year 2000 problem is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of Harken's programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000, which could result in miscalculations or system failures. The problem is not limited to computer systems. Year 2000 issues will also potentially affect every non-information technology system that has an embedded microchip, such as elevators.

         Harken began a formal process in 1998 to identify those internal computerized systems that are not Year 2000 compliant, prioritize those business-critical computerized systems that need remediation or replacement, test compliance once the appropriate corrective measures have been implemented, and develop any contingency plans where considered necessary. In addition, Harken conducted a survey to verify the Year 2000 readiness status of key purchasers, vendors and customers that potentially could have an impact on Harken's material business operations.

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

         Remediation and Implementation. In the area of technological operations which are under Harken's exclusive control, Harken is currently involved in the identification and remediation of affected technological functions, including non-information technology systems. Harken has substantially completed its assessment of Year 2000 readiness of its internal computerized systems. Harken has installed upgrades to its off-the-shelf financial and operational software applications, hardware and telecommunications equipment. Harken has also substantially completed the identification and assessment phase with respect to its non-information technology systems.

         Testing. Harken has completed substantially all of the testing process of newly upgraded systems for Year 2000 compliance. Upon completion, Harken will be able to identify any internal computer systems that remain non-compliant. At present, it is anticipated that Harken's action plan for addressing Year 2000 problems will be successfully completed in all material respects well in advance of January 1, 2000.

         Third Parties. Harken is in the final process of assessing the level of Year 2000 issues associated with its most significant vendors, suppliers, partners and major customers. All of Harken's oil and gas sales revenues are derived from oil and gas production from its North American and South American operations. Harken's North American operations are dependent upon its various purchasers or pipeline operators who transport oil or gas for its purchasers. In addition, Harken's South American operations may also become dependent upon the transportation of oil through outside owned facilities or pipelines. Harken is monitoring progress of its various North American purchasers and pipelines, as well as potential South American outside owned facilities on their activities related to the Year 2000. At this time, Harken continues to expect that field operations will not be materially interrupted due to improper recognition of the Year 2000 by computerized systems of its various purchasers and pipelines.

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

         Although Harken has made significant efforts to ensure that the third parties on which it is heavily reliant are Year 2000 compliant, it cannot predict the likelihood of such compliance occurring nor the direct or indirect costs to Harken of non-compliance by those third parties or of securing such services from compliant third parties. Harken has no control over these third parties' compliance and cannot give assurances that these third parties' representations to Harken are accurate. Therefore, there can be no guarantee that Year 2000 problems originating with a third party will not occur and no absolute assurance that third parties will convert their systems in a timely manner, to the extent Harken is unable to replace the goods, services or customers with alternate sources of supply and demand on a timely and economically equivalent basis. Such failure could have a material adverse effect on Harken's business and results of operations.

         Estimated Costs. The total financial effect that Year 2000 issues will have on Harken cannot be predicted with any certainty at this time. In fact, in spite of all efforts being made to rectify these problems, the success of Harken's efforts will not be known with certainty until the year 2000 actually arrives. Based on its assessment to date, Harken does not believe that the costs to resolve any Year 2000 issues will be material. To date, Harken has spent approximately $150,000 on Year 2000 matters and it expects that the total cost, primarily consulting fees and software purchases, will not exceed $200,000.

         Contingency Plan. Harken has nearly completed its implementation and testing of Year 2000 compliant systems. However, a reasonably likely worst case scenario is that Harken or certain of its purchasers or other vendors fail to correct a material Year 2000 problem, which results in an interruption of Harken's transportation and sale of Harken's crude oil and natural gas production sales revenues. Certain interruptions could result in a material adverse effect on Harken's results of operations, cash flows and financial condition. Due to the inherent uncertainties relating to the effect of the Year 2000 on Harken's operations, it is difficult to predict what impact, if any, noncompliance with the Year 2000 issue will have on Harken's results of operations, cash flows and financial condition. Based on the results of the implementation and testing of Harken's Year 2000 affected systems and ongoing assessment of the readiness of its vendors, suppliers, partners and major customers, Harken has developed appropriate contingency plans that address the most reasonably likely worst case scenarios. A failure to address Year 2000 issues successfully could have a material adverse effect on Harken's business, financial condition or results of operations.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         In September 1997, Harken Exploration Company, a wholly-owned subsidiary of Harken, was served with a lawsuit filed in Amarillo, Texas in Federal District court for the Northern district of Texas styled D. E. Rice and Karen Rice, as Trustees for the Rice Family Living Trust ("Rice") vs. Harken Exploration Company. Harken believes that this lawsuit is wholly without merit. In October 1999, the trial court granted Harken's motion for Summary Judgement and dismissed the Rice lawsuit. Harken received Rice's Notice of Appeal to the U.S. Fifth Circuit Court of Appeals of the trial court's summary judgement dismissing the Rice lawsuit on October 27, 1999. The appeal is not expected to be heard before the fourth quarter of 2001. In Harken management's opinion, the results of the lawsuit and appeal will not have a material adverse effect on Harken's financial position.

         Search Acquisition Corp. ("Search Acquisition"), a wholly owned subsidiary of Harken, was named as a defendant in a lawsuit by Petrochemical Corporation of America and Lorken Investments Corporation (together, "Petrochemical"). This lawsuit arises out of an attempt by Petrochemical to enforce a judgement entered in 1993 against, among other parties, a group of twenty limited partnerships known as the "Odyssey limited partnerships." In 1989, Search Exploration, Inc. acquired all of the assets of eight of the twenty Odyssey limited partnerships. Petrochemical claims that Search Exploration, Inc. is liable for payment of the judgement as the successor-in-interest to the eight Odyssey limited partnerships. Search Acquisition was the surviving corporation in the merger with Search Exploration, Inc. On February 28, 1996, the court granted Search Acquisition's motion for summary judgement. On July 3, 1998, the Fifth District Court of Appeals for the State of Texas reversed the trial court's summary judgment and remanded the case to the trial court. It is estimated that this trial will take place in the third quarter of 2000. Although the ultimate outcome of this litigation is uncertain, Harken believes that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken's financial condition.

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

                  *27      Financial Data Schedules.

          (b)     REPORTS ON FORM 8-K.

                  On September 3, 1999, Harken filed a Form 8-K to announce the merger with Xplor Energy, Inc.

                  On October 15, 1999, Harken filed a Form 8-K to announce an update with regard to its Bolivar Association Contract block.

                  On November 1, 1999, Harken filed a Form 8-K/A to report certain financial information related to the merger with Xplor Energy, Inc.

                  On November 8, 1999, Harken filed a Form 8-K to announce a general update on its operations, including the purchase of certain development finance agreement interests.

                           HARKEN ENERGY CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Harken Energy Corporation
                              ------------------------------------------
                                              (Registrant)



Date: November 11, 1999       By:           /s/ Bruce N. Huff
     -------------------         ---------------------------------------
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