Form 10-K405
period 1999-12-31
HARKEN ENERGY CORP
filed 2000-03-30
CIK 313478

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     The aggregate market value of the voting Common Stock, par value $0.01 per share, held by nonaffiliates of the Registrant as of February 23, 2000 was approximately $130,050,000. For purposes of the determination of the above stated amount only, all directors, executive officers and 5% or more shareholders of the Registrant are presumed to be affiliates.

     The number of shares of Common Stock, par value $0.01 per share, outstanding as of March 15, 2000 was 153,338,248.

     DOCUMENTS INCORPORATED BY REFERENCE: DEFINITIVE PROXY MATERIALS FOR THE 2000 ANNUAL MEETING OF STOCKHOLDERS -- PART III, ITEMS 10, 11, 12, AND 13.


================================================================================

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
PART I.

  ITEM  1.       Business..........................................................................             3

  ITEM  2.       Properties........................................................................            23

  ITEM  3.       Legal Proceedings.................................................................            23

  ITEM  4.       Submission of Matters to a Vote of Security Holders...............................            24

PART II.

  ITEM  5.       Market for Registrant's Common Equity and Related Stockholder Matters.............            24

  ITEM  6.       Selected Financial Information and Other Data.....................................            25

  ITEM  7.       Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.............................................................            26

  ITEM  8.       Financial Statements and Supplementary Data.......................................            37

  ITEM  9.       Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure..............................................................            80

PART III.

  ITEM 10.       Directors and Executive Officers of the Registrant................................            80

  ITEM 11.       Executive Compensation............................................................            80

  ITEM 12.       Security Ownership of Certain Beneficial Owners...................................            80

  ITEM 13.       Certain Relationships and Related Transactions....................................            80

PART IV.

  ITEM 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K...................            81

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         Harken Energy Corporation (together with its wholly-owned or controlled subsidiaries, "Harken") is engaged in oil and gas exploration, development and production operations both domestically and internationally through its various subsidiaries. Harken's domestic operations include oil and gas exploration, development and production operations in the Four Corners area of Utah, Arizona and New Mexico, in the onshore region of South Texas, in portions of West Texas and the Texas Panhandle region, in the Magnolia region of Arkansas, in the Carlsbad region of New Mexico, and the onshore and offshore regions of Southern Louisiana. Harken's international operations include five exclusive Association Contracts with the state-owned oil company in the Republic of Colombia and Harken's contract to participate in an Exploration and Production Contract to be signed with the Republic of Costa Rica.

         Harken was incorporated in 1973 in the state of California and reincorporated in 1979 in the state of Delaware. Harken's principal offices are currently located at 16285 Park Ten Place, Suite 600, Houston, Texas 77084 and its telephone number is (281) 717-1300.

INTERNATIONAL EXPLORATION AND DEVELOPMENT OPERATIONS - COLOMBIA

         Harken's international operations consist primarily of its exploration operations in the Republic of Colombia. Harken, through its wholly-owned subsidiary Harken de Colombia, Ltd. ("Harken Colombia"), currently holds five exclusive Association Contracts with Empresa Colombiana de Petroleos ("Ecopetrol"), the state-owned Colombian oil company.

         Alcaravan Contract -- During the fourth quarter of 1992, Harken Colombia and Ecopetrol entered into an Association Contract covering the Alcaravan area (the "Alcaravan Contract"). The Alcaravan Contract originally granted to Harken Colombia the exclusive right to explore for, develop and produce oil and gas throughout approximately 210,000 acres in the Alcaravan area of Colombia. Subsequently, the Alcaravan Contract area has been reduced to its current size of approximately 101,000 acres. The Alcaravan area is located in Colombia's Llanos Basin and is located approximately 140 miles east of Santafe de Bogota. Harken Colombia is required to conduct a seismic and exploratory drilling program during the initial six years of the Alcaravan Contract (the "Exploration Period"). At the end of each of the first six years of the Alcaravan Contract, Harken Colombia has the option to withdraw from the Alcaravan Contract or to commit to the next year's work requirements. If during the Exploration Period of the Alcaravan Contract, Harken Colombia discovers one or more fields capable of producing oil or gas in quantities that are economically exploitable and Ecopetrol elects to participate in the development of the field by declaring it commercial or Harken chooses to proceed with the development on a sole-risk basis, the term of the Alcaravan Contract related to the areas of commerciality will be extended for a period of 22 years from the date of such discovery.

        Upon a discovery of an economically exploitable field, the election by Ecopetrol to participate in the commercial field and upon commencement of production from that commercial field, Ecopetrol will reimburse Harken Colombia for 50% of Harken Colombia's successful well costs expended up to the point of declaration of a commercial discovery out of Ecopetrol's share of production, net of royalties. Reimbursement by Ecopetrol to Harken Colombia may either be directly, or through allowing its share of production to apply to Harken Colombia's cost recovery. Production from the field following a commercial discovery will be allocated as follows: Ecopetrol, on behalf of the Colombian government, will receive a 20% royalty interest in all production and all production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Harken Colombia until cumulative production in such field reaches 60 million barrels of oil, after which Ecopetrol's share of production will progressively increase and Harken Colombia's share will progressively decrease until cumulative production from the field reaches 150 million barrels of oil, and thereafter all production will be allocated 70% to Ecopetrol and 30% to Harken Colombia. If more than one commercially declared field is discovered on the Alcaravan area, the production sharing percentages applicable to the field with the greatest cumulative production will be applied to all fields within the Alcaravan area. After declaration of a commercial discovery, Harken Colombia and Ecopetrol will be responsible for all future development costs and operating expenses in direct proportion to their interest in production.

         The Alcaravan Contract provides that at the end of the Exploration Period if a field capable of producing hydrocarbons in commercial quantities has been discovered, the Alcaravan Contract area will be reduced by 50%. As discussed below, effective December 1999, Harken Colombia has relinquished certain Alcaravan Contract area acreage pursuant to this requirement. Two years following the end of the Exploration Period, the Alcaravan Contract area will be further reduced to 25% of the original area. Two years thereafter, the Alcaravan Contract area will be reduced to the area of the commercial field that is in production or development, plus a reserve zone of five kilometers in width around the productive boundary of such field. The commercial field plus the zone surrounding such field will become the area of exploitation. Harken Colombia will designate the acreage to be released subject to acceptance by Ecopetrol.

         Harken Colombia has completed all of the work requirements of the first five years of the Alcaravan Contract. Effective December 29, 1999, Ecopetrol accepted Harken's relinquishment of 52% of the Alcaravan Contract area as required under the Alcaravan Contract. During September 1999, Ecopetrol granted a six-month extension until March 31, 2000 to Harken Colombia for drilling the exploratory well required in the sixth year of the Alcaravan Contract. Harken Colombia does not currently have any plans to drill an additional well on the Alcaravan Contract area acreage until December 2000. In February 2000, Harken Colombia was granted by Ecopetrol a further extension until January 31, 2001 to drill this sixth year exploratory well of the Alcaravan Contract. In exchange, Harken Colombia relinquished all Alcaravan Contract area acreage to Ecopetrol except for the approximately 24,000 acres covering those structure areas associated with the Palo Blanco and Anteojos discoveries. Accordingly, the acreage relinquishments had no effect on Harken Colombia proved reserves. See "Negotiations with Ecopetrol" for further discussion.

         In June 1999, Harken Colombia submitted a request to Ecopetrol for commerciality relating to the Palo Blanco Prospect area. Pursuant to the terms of the Alcaravan Contract, Ecopetrol has ninety days after the acceptance of the commerciality application to submit their response back to Harken Colombia. Ecopetrol has requested additional time to study the reservoir before completing their analysis of commerciality. The Alcaravan Contract provides that if Ecopetrol declares the existence of the commercial field, Ecopetrol would begin to participate, upon the terms of the Alcaravan Contract, in the development of the commercial field. If Ecopetrol does not elect to participate, Harken Colombia would then have the choice to proceed with the development of the prospect area on a sole-risk basis. If Harken Colombia does proceed on a sole-risk basis, it will be entitled to receive Ecopetrol's share of production after royalty, until

Harken Colombia has recovered 200% of its costs, after which time Ecopetrol would receive its share of production.

         Harken Colombia has to date drilled four wells on the Alcaravan acreage. The first well, the Alcaravan #1, was drilled in February 1995, and did not find commercial quantities of oil or gas. In February 1997, Harken Colombia drilled the Estero #1 well located on the Palo Blanco prospect. The Estero #1 well was drilled to a depth of 8,608 feet to test the Carbonera, Mirador, Guadalupe, Gacheta and Ubaque formations. During initial production testing of the Ubaque formation, the Estero #1 well produced at the rate of 4,116 gross barrels of oil per day. In December 1997 and early 1998, Harken Colombia drilled and completed the Estero #3, also located on the Palo Blanco Prospect. Although the Estero #3 well initially produced oil from the Upper and Middle Ubaque during preliminary production testing, the well subsequently produced significant water from the Middle Ubaque. Harken also tested the Mirador, Guadalupe and the deeper Paleozoic formations and found them to be noncommercial. Through December 31, 1999, Harken Colombia has expended approximately $26.1 million of net oil and gas exploration and development costs related to the Alcaravan Association Contract.

         In April 1999, Harken Colombia commenced pipeline transportation on the Alcaravan Contract Area through its newly completed flowline connecting the Palo Blanco field to an existing crude oil pipeline system. During portions of the most recent production test which began in November 1999, Harken Colombia has produced at rates in excess of 3,000 gross barrels of oil per day from the Estero #1 well, although sales of production have been temporarily limited to approximately 1,000 gross barrels of oil per day due to pipeline constraints and pumping capacity. Harken Colombia is considering trucking oil from time to time from the well to supplement pipeline sales unless and until additional pipeline capacity is available.

         During the second quarter of 1998, Harken Colombia drilled and completed the Canacabare #1, the first exploratory well to be drilled on the Anteojos prospect. The Canacabare #1 was drilled vertically into the Paleozoic formation to a total depth of 8,410 feet. Due to the Colombian rainy season and resulting operating conditions in the Llanos Basin area in Colombia, the drilling rig was moved off the location prior to the production test on the well. Wireline log data analysis of the Canacabare #1 well indicated a net productive thickness of approximately 90 feet in the three formations to be tested in this well. During January 2000, equipment was mobilized to the well site of the Canacabare #1 well and preliminary production test flows have resulted in approximately 500 gross barrels of oil per day.

         In 1996, Harken Colombia entered into two separate agreements with industry partners, whereby each industry partner paid 1/3 of the cost of the Estero #1 well, plus certain additional costs and fees and acquired a 25% beneficial interest in the Palo Blanco Prospect. In addition, the industry partners obtained certain rights to acquire a beneficial interest in any other prospect on the Alcaravan acreage by paying a portion of the costs associated with such prospect. Each industry partner also acquired a 25% beneficial interest in the Anteojos prospect. Effective December 31, 1998, Harken entered into an agreement with one of the industry partners pursuant to which Harken reacquired all of its beneficial interest in the Alcaravan and Miradores Contract areas. In May 1999, Harken purchased all of the interests held by the second industry partner in the Alcaravan and Miradores Contract areas.

         Harken's net revenue interest in production from the Alcaravan Contract will depend upon whether or not Ecopetrol elects to participate. Assuming that Ecopetrol elects to participate in the development of the Alcaravan Contract, Harken will initially receive 40% of the gross revenues from production from the Alcaravan Contract area. To the extent that a field produces in excess of 60 million barrels, Harken's net revenue interest will decrease as described above.

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

         Harken Colombia has fulfilled all of the work requirements for the first four years of the Bocachico Contract. The work requirements for the fifth year required Harken Colombia to drill one exploratory well by May 6, 1999, and the sixth year work obligation required an additional exploratory well to be drilled by March 6, 2000. Harken Colombia did not drill the fifth year exploratory well, and Harken Colombia does not currently have any plans to drill a well on the Bocachico Contract area acreage during 2000. Harken Colombia is currently negotiating with Ecopetrol for a modification of the fifth and sixth year work obligations, and management believes that it will be successful in negotiating such modifications. Such negotiations include a proposal to relinquish all but approximately 53,000 acres of Bocachico Contract area acreage, although Harken Colombia's proposal to Ecopetrol includes retaining the structure area associated with the Rio Negro Prospect. Such proposed relinquishment would not affect Harken Colombia's proved reserves. Ecopetrol has advised Harken that during these negotiations, Ecopetrol will consider the contract to be in full compliance. See "Negotiations with Ecopetrol" for further discussion.

         In October 1995, Harken Colombia entered into a Development Finance Agreement (the "Rio Negro Development Finance Agreement") with four institutional investors (the "Rio Negro Investors"), pursuant to which the Rio Negro Investors provided up to $3,500,000 to Harken Colombia to finance a portion of the drilling of two wells on the Rio Negro prospect in the Bocachico Contract area in exchange for the right to receive future payments from Harken Colombia equal to 40% of the net profits that Harken Colombia may derive from the sale of oil and gas produced from the Rio Negro prospect (the "Participation") if the planned drilling on that prospect is successful. In March 1997, Harken entered into an agreement with the Rio Negro Investors pursuant to which the Participation was reduced to 10% from 40% in exchange for 900,000 shares of Harken common stock.

         Harken Colombia has drilled three wells on the Bocachico Contract area in the Rio Negro Prospect. The Torcaz #2 well was drilled in 1996, and then recompleted in 1997, and the Torcaz #3 was spudded in April 1997. During the second quarter of 1998, Harken Colombia initiated sales of production from both the Torcaz #2 and Torcaz #3 wells to a local purchaser at the wellsites and for most of 1998 these wells produced in excess of 100 gross barrels of oil per day. During the second half of 1998, Harken Colombia drilled the third exploratory well on the Rio Negro prospect, the Torcaz #5. The well tested with similar results to Torcaz #2 and Torcaz #3. Harken did not produce from the Torcaz wells during 1999, and Harken Colombia is currently studying the wells in order to determine the optimum production method with which to economically produce the heavy crude encountered in such wells. Through December 31, 1999, Harken Colombia has expended approximately $30.7 million of net oil and gas exploration and development costs related to the Bocachico Association Contract.

         Harken submitted a Commerciality Application for the Rio Negro field in December 1999. Ecopetrol has requested additional information and additional time in excess of the customary ninety days to review this application. Harken's net revenue interest in production from the Bocachico Contract will depend upon whether or not Ecopetrol elects to participate. If Ecopetrol does not elect to participate, Harken Colombia would then have the choice to proceed with the development of the prospect area on a sole-risk basis. If Harken Colombia does proceed on a sole-risk basis, it will be entitled to receive Ecopetrol's share of production after royalty, until Harken Colombia has recovered 200% of its costs, after which time Ecopetrol would receive its share of production. Assuming that Ecopetrol elects to participate in the development of the Bocachico Contract, Harken will initially receive 40% of the gross revenues from production from the Bocachico Contract area. To the extent that a field produces in excess of 60 million barrels, Harken's net revenue interest will decrease as described above.

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

         During the first two years of the Cambulos Contract, Harken Colombia was required to conduct geologic studies on the lands covered by this contract, including reprocessing of at least 400 kilometers of existing seismic data and the acquisition of at least 90 kilometers of new seismic data. Harken Colombia has completed the work program for the first two years of the Cambulos Contract. The Cambulos Contract originally required that the Cambulos Contract acreage be reduced to 173,000 acres at the end of the second contract year, but in May 1998, Ecopetrol agreed to defer relinquishment of the acreage in exchange for Harken Colombia drilling two exploratory wells within the third contract year. During May 1999, Harken Colombia received approval from Ecopetrol to allow for the additional well depth drilled during the Islero #1 well to substitute for the obligation to drill a second exploratory well within the third contract year. During September 1999, Ecopetrol conditionally granted a six month extension from November 1999 until May 16, 2000 to Harken Colombia for the drilling of the exploratory well required in the fourth year of the Cambulos Contract. Harken Colombia does not currently have any plans to drill an additional well on the Cambulos Contract area acreage during 2000 and Harken Colombia is currently in negotiations with Ecopetrol regarding this well requirement for the fourth contract year. Harken Colombia's proposal includes the relinquishing of all but approximately 41,000 acres of its Cambulos Contract acreage and transferring the obligation to acreage on another Association Contract in order to meet the conditions required by Ecopetrol in granting Harken Colombia an extension. Such relinquishment would not affect Harken Colombia's proved reserves. See "Negotiations with Ecopetrol" for further discussion.

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

         In August 1998, Harken Colombia spudded its first well on the Cambulos Contract area, the Islero #1, located in the Middle Magdalena Basin. During the drilling of the Islero #1, Harken Colombia encountered multiple highly fractured and faulted zones which led to various mechanical problems. Ultimately, the fourth sidetrack on the well was drilled into the Cimarrona formation at 7,726 feet and was drilled into the structure. Initially, the formation had good shows of high quality oil and gas throughout the Cimarrona, but the well subsequently produced large volumes of water and did not sustain oil production levels during the short-term testing. Harken Colombia has determined that the Cimarrona formation did not have adequate thickness or fracturing to economically produce. Through December 31, 1999, Harken Colombia has expended approximately $46.1 million of net oil and gas exploration and development costs related to the Cambulos Association Contract.

         Harken Colombia's net revenue interest in any production from the Cambulos Contract will depend upon whether or not Ecopetrol elects to participate. Assuming that Ecopetrol elects to participate in the development of the Cambulos Contract, Harken Colombia will initially receive 40% of the gross revenues from production from the Cambulos Contract area. To the extent that a field produces in excess of 60 million barrels, Harken Colombia's net revenue interest will decrease as described above.

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

         Harken Colombia has completed all of the work obligations ahead of the required schedule for the first four years of the Bolivar Contract. During each of the fifth and sixth contract years, Harken Colombia may elect to continue the contract by committing to the drilling of at least one well during each contract year. Under the terms of the Bolivar Association Contract, Harken must drill the next exploratory well by July 2001 in order to continue this contract in full. The production sharing and acreage relinquishment arrangements under the Bolivar Contract are substantially similar to those under the Cambulos Contract. See "Negotiations with Ecopetrol" for further discussion.

         In November 1997, Harken spudded its first well on the Bolivar Contract acreage, the Catalina #1. The Catalina #1 well was drilled as a horizontal well to test the Rosa Blanca formation. During initial production testing, the Catalina #1 well produced at rates averaging 7,073 barrels of oil per day and
11.5 million cubic feet of gas per day or 9,680 barrels of oil equivalent per day. The well was designed to be drilled a horizontal distance of up to 6,000 feet. Harken Colombia elected to end the horizontal drilling at approximately 1,265 feet upon achieving significant production rates. In March 1998, Harken Colombia spudded the Olivo #1. The Olivo #1 was drilled from the same surface location as the Catalina #1 to a total horizontal distance of approximately 6,000 feet using underbalanced horizontal drilling. Overall total length of the well bore is 10,215 feet. The well initially tested at a production rate of 10,800 gross barrels of oil per day with no water from the Middle Cretaceous naturally fractured Salada (Lower La Luna) formation.

         In May 1999, Harken Colombia spudded its third exploratory well, the Laurel #1, on the Bolivar Contract Acreage. The Rosa Blanca formation in the Laurel #1 had log results similar to the Catalina #1 well, which is approximately six kilometers to the northwest of the Laurel #1 location. During the drilling process, Harken did see intermittent shows of oil and gas, but did not encounter the expected high volume formation fluid flows from the wellbore. A portion of the drill string was lost in the Laurel #1 well, and Harken was unable to perform a conclusive production test through the lost pipe and bit. Initial testing on the Laurel #1 showed rates of up to 650 barrels of fluid per day with 15% to 75% oil content. Harken Colombia is initiating further testing operations on the Laurel #1, with current plans calling for the installation of a new rod pump assembly to further test the Rosa Blanca formation in this well. If the test does not prove successful, Harken Colombia plans to move up hole and test the La Luna formation, which was present in this well based on log analysis. Results of this study should provide information useful in determining if the well's production was limited due to mechanical or geological reasons.

         During 1999, Catalina # 1 and Olivo #1 produced a total of 405,000 gross barrels of oil. Production of the two wells was interrupted during the year due to the expiration and eventual renewal of the long term production test permit and the installation of new artificial lift equipment for both wells. The Olivo #1 well in the La Luna formation has stabilized and is currently producing approximately 1,000 gross barrels of oil per day. The Rosa Blanca formation Catalina #1 well has currently stabilized at approximately 450 gross barrels of oil per day. Harken Colombia is currently trucking all oil production from the field. Harken Colombia has received construction and environmental permits for two five-mile flowlines for the Bolivar area and plans are underway for the installation of a field flowline over the next few months. Harken Colombia had earlier planned to construct the flowline during late 1999 or early 2000, but decided to delay the actual construction of the flowline following the initial results of the Laurel #1 well. Harken Colombia will continue to truck 100% of daily field production while the flowline is being installed.

         In March 1999, Harken Colombia filed a request with Ecopetrol to declare the Catalina field to be commercial. Ecopetrol has requested additional time to study the reservoir before completing their analysis of commerciality. The commerciality process is similar to the process provided under the Alcaravan Contract, and within 90 days after the acceptance of the commerciality application, Ecopetrol is required to submit their response back to Harken Colombia. With Ecopetrol's request for additional time and information related to this application, the timetable for their response has been delayed. Ecopetrol may approve the commerciality request or require Harken Colombia to proceed on a sole-risk basis for its development plans. If Harken Colombia proceeds on a sole-risk basis, it will be entitled to receive Ecopetrol's share of production after royalty, until Harken Colombia has recovered 200% of its costs, after which time Ecopetrol would receive its share of production. As discussed further in "Item 7A. Management's Discussion and Analysis, Liquidity and Capital Resources", Harken is reviewing certain aspects of the Catalina field development project in light of the above current production information, Harken's drilling and development plans and the status of its project finance facility. Through December 31, 1999, Harken Colombia has expended approximately $61.3 million of net oil and gas exploration and development costs related to the Bolivar Association Contract.

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

         Miradores Contract -- In December 1997, Harken Colombia signed an additional Association Contract (the "Miradores Contract") with Ecopetrol, covering the Miradores Contract area. Under the Miradores Contract, Harken Colombia acquired the exclusive rights to conduct exploration activities in the Miradores Contract area, which covers approximately 32,000 acres in the Llanos Basin which are contiguous with the Alcaravan acreage. In August 1999, Harken Colombia decided not to elect to continue the Miradores Contract into its second year, thus the contract acreage was relinquished back to Ecopetrol.

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

         During the first two years of the Los Olmos Contract, and before May 24, 2000, Harken Colombia is required to reprocess at least 500 kilometers of existing seismic data and acquire at least 120 kilometers of new seismic data and 2,000 kilometers of aeromagnetic data, and prepare an engineering study of the contract areas. During each of the third through the sixth contract years, Harken Colombia may elect to continue the contract by committing to the drilling of at least one well during each contract year. Harken Colombia is currently in negotiations with Ecopetrol which could result in delaying the above work requirements or transferring certain of the seismic obligations to another Association Contract. See "Negotiations with Ecopetrol" for further discussion. The production sharing and acreage relinquishment provisions of the Los Olmos Contract are substantially similar to those contained in the Cambulos Contract. Through December 31, 1999, Harken Colombia has expended approximately $501,000 of net oil and gas exploration and development costs related to the Los Olmos Association Contract.

         Harken Colombia's net revenue interest in production from the Los Olmos Contract will depend upon whether or not Ecopetrol elects to participate. Assuming that Ecopetrol elects to participate in the development of the Los Olmos Contract, Harken Colombia will initially receive 40% of the gross revenues from production from the Los Olmos Contract area. To the extent that a field produces in excess of 60 million barrels, Harken Colombia's net revenue interest will decrease as described above.

         Negotiations with Ecopetrol - As discussed above, Harken Colombia is currently involved in discussions and negotiations with Ecopetrol on certain Association Contracts regarding certain contractual work requirements or the timing under which such requirements are to be performed. Harken Colombia's negotiations include the potential exchange of work requirements among one or more Association Contracts. If Harken Colombia is unsuccessful in negotiating a modification of the existing work obligations prior to the specified date for a particular Association Contract, Harken Colombia will not be in compliance with the Association Contract terms. Failure to comply with the terms of an Association Contract could result in its termination, which could have a material adverse effect on Harken's business.

         Effective January 1, 2000, Ecopetrol formally adopted new Association Contract terms which would be effective for new Association Contracts issued by Ecopetrol and for certain new exploration work performed under existing Association Contracts. Under the new terms, among other changes, Ecopetrol's 20% royalty interest on behalf of the Colombian government would change to a flexible percentage ranging from 5% to a maximum of 25%, and Ecopetrol's 50% interest in all production after royalty would be reduced to 30%. Once cumulative production reaches 60 million barrels of oil, Ecopetrol's share of production would increase progressively to no more than 65% under the new Association Contract terms, compared to a maximum 75% interest under the previous terms. Harken Colombia is awaiting notice from Ecopetrol as to which of its future work program obligations under its existing Association Contracts would qualify as "new exploration" and therefore be subject to the new Association Contract terms.

INTERNATIONAL EXPLORATION AND DEVELOPMENT OPERATIONS - COSTA RICA

         In August 1999, the Exploration and Production concession contract with the Republic of Costa Rica ("Costa Rica Contract") was signed by MKJ Xploration, Inc. ("MKJ"), which was originally awarded the concession under Costa Rica's bidding process that was finalized in October 1997. In the fourth quarter of 1998, Harken had announced an agreement to participate in this anticipated Costa Rica Contract. The Contract covers approximately 1.4 million acres in the North and South Limon Back Arc Basin onshore and offshore Costa Rica in Central America.

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

         The Costa Rica Contract area is comprised of Blocks 2, 3, 4 and 12 from Costa Rica's initial bidding round in October of 1997. Two of the Blocks are located onshore and two are located offshore within Costa Rica's Caribbean territorial waters. In November 1999, Harken and MKJ received Costa Rican Ministry of Environment and Energy approval of its 1999-2000 budget and work plan for the Costa Rica Contract. As part of this approved work plan, in late November 1999, Harken commenced its offshore seismic acquisition program on Block 12 in Costa Rica to collect approximately 100 square kilometers of 3-D seismic information. Acquisition of the seismic data was completed in January 2000, and processing and interpretation of the data to develop the drilling plans for the first exploratory well has already begun and is expected to be completed early second quarter 2000. Drilling of the first exploratory well is planned for the latter part of 2000.

         Harken's participation in Costa Rica is structured whereby a wholly-owned Harken subsidiary owns 80% of the stock of a Nevada limited liability corporation, Harken Costa Rica Holdings LLC ("HCRH"). An affiliate of MKJ owns the remaining 20% of the stock of this subsidiary. Under the terms of the agreement between Harken and MKJ, Harken will pay $4.2 million to MKJ to purchase its share of the Costa Rica Contract rights from MKJ after an agreement and approval of the assignment is signed and ratified with the Republic of Costa Rica. Application for assignment of the contract has been presented to the Costa Rican government for final approval. Harken anticipates that assigning of these contractual rights will be finalized during the second quarter of 2000. Additionally, up to $8 million may be committed by Harken over the next two years to fund the initial minimum work program obligations under the proposed Costa Rica Contract.

DOMESTIC EXPLORATION AND PRODUCTION OPERATIONS

         Harken operates or owns a non-operating working interest in 419 oil wells and 222 gas wells in the U.S. Harken's operations are located in the Paradox Basin in the Four Corners area of Arizona, Utah and New Mexico, portions of West Texas and the Texas Panhandle region, the onshore South Texas region, the Carlsbad region of New Mexico, the Magnolia region of Arkansas, and the onshore and offshore regions of Southern Louisiana. During 1997, domestic oil sales to Giant Refining, Inc., a purchaser of Harken's Four Corners production, represented 15% of Harken's consolidated revenues. There was no customer during 1998 or 1999 which individually represented 10% or more of Harken's consolidated revenues.

         Four Corners Operations -- Harken operates a total of 23 oil wells and 6 gas wells in the Four Corners area of Arizona, Utah, and New Mexico. Harken also owns an interest in the Aneth Gas Plant, a gas processing plant located in the Paradox Basin (Harken's interest in the Aneth Gas Plant and the Four Corners area oil and gas wells are hereinafter referred to as the "Four Corners Properties"). Harken's activities in the Four Corners area are carried out primarily through Harken Southwest Corporation ("HSW"), a wholly-owned subsidiary.

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

         Texas Operations -- Harken operates or owns a non-operated interest in 224 oil wells and 198 gas wells in Texas. Harken operates 185 oil wells and 38 gas wells in Hutchinson and Gray Counties, owns non-operated interests in 34 oil wells in Hockley County, and owns non-operated interests in 50 gas wells in various counties of the Texas Gulf Coast region. Harken acquired its Texas properties as a result of five acquisitions.

         On August 29, 1997, Harken, along with Harken Exploration, purchased working interests in oil and gas properties located in the Panhandle region of Texas (the "Cal-T Properties"). The purchase price of approximately $3,416,000 consisted primarily of 565,000 shares of Common Stock.

         On August 19, 1999, Harken merged with XPLOR Energy, Inc. ("XPLOR") whereby XPLOR became a wholly-owned subsidiary of Harken. Through XPLOR, Harken owns operated and non-operated interests in 5 oil wells and 110 gas wells in various counties in South and West Texas.

         New Mexico Operations -- Harken, through Harken Exploration, owns non-operated interests in 20 oil wells in the Carlsbad region of New Mexico. These properties were acquired as a part of the acquisition of the EnerVest Properties described below.

         Arkansas Operations -- Harken, through Harken Exploration, operates 27 oil wells and owns non-operated interests in 32 oil wells in Arkansas. On July 10, 1996, Harken Exploration purchased working interests in certain producing oil and gas properties located in the Magnolia area of Arkansas and in the Carlsbad area of New Mexico (the "EnerVest Properties") from EnerVest Acquisition-II Limited Partnership ("EnerVest").

         Louisiana Operations - Harken, through Harken Exploration and XPLOR, owns operated and non-operated interests in southern Louisiana. In the St. Martinville area, Harken has 17 oil wells, 1 gas well and 3 overriding royalty interests. In the South Bayou Boeuf area, Harken has 7 oil wells. Through XPLOR, Harken also owns interests in 68 oil wells and 17 gas wells in Southern Louisiana, consisting of operated interests in the Lake Raccourci, Lapeyrouse, Lake Boeuf and Main Pass areas.

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

         The executive officers of Harken as of December 31, 1999, their ages and positions held with Harken and their business experience for the past five years are listed below.

NAME                                   AGE             POSITION HELD WITH HARKEN
----                                   ---             -------------------------
Mikel D. Faulkner                      50              Chairman of the Board of Directors and
                                                       Chief Executive Officer

Bruce N. Huff                          49              President, Chief Financial Officer and Director

Stephen C. Voss                        51              Executive Vice President, Chief Operating Officer and Director

Larry E. Cummings                      47              Vice President, Secretary and General Counsel

Richard O. Cottle                      44              Executive Vice President, Production Operations

James W. Denny, III                    52              Executive Vice President, Exploration Operations

A. Wayne Hennecke                      41              Vice President - Finance

Anna M. Williams                       29              Vice President - International Finance

J. Marc Lewis                          46              Vice President

Rodger L. Ehrlish                      47              Treasurer

Guillermo Sanchez                      58              President, Harken de Colombia, Ltd.

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

         Richard O. Cottle has served as Executive Vice President, Production Operations since October 1999. Since joining Harken in 1994, Mr. Cottle has served as Vice President of Operations and as Operations Manager for Harken Southwest Corporation, a wholly-owned subsidiary of Harken.

         James W. Denny, III has served as Executive Vice President, Exploration Operations since October 1999. From 1998 to October 1999, Mr. Denny served as Senior Engineer/Operations Manager for XPLOR Energy, Inc. From 1995 to 1998, Mr. Denny served as Vice President, Operations & Exploration for Polaris Exploration Corporation.

         Wayne Hennecke has been employed with Harken since 1988. Mr. Hennecke has served as Vice President - Finance of Harken since January 1999. Mr. Hennecke had previously served as Vice President - Finance and Chief Financial Officer of Harken since April 1998 and Vice President and Treasurer of Harken since June 1995. Mr. Hennecke also previously served as Vice President - Finance for Harken's subsidiaries.

         Anna M. Williams has served as Vice President - International Finance since 1998. Ms. Williams has served as International Finance Manager since 1996. Prior to joining Harken, Ms. Williams worked with Arthur Andersen, LLP in the audit division.

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

The trading price of Harken common stock may be significantly affected by the results of drilling activity in Colombia and Costa Rica

       Harken believes that the price of its common stock may fluctuate significantly based upon the success or failure of each well that Harken drills in Colombia and Costa Rica. Based in part on the results of such drilling activity and on the significant decline in the market price of crude oil, the market price of Harken's common stock declined significantly in 1999. During this period, Harken's common stock ranged from a high of $2.375 per share to a low of $0.75 per share.

Pending SEC Review of Reserve Report

In connection with Harken's recent filing of a registration statement on Form S-3, the Securities and Exchange Commission (the "SEC") has issued a comment letter disagreeing with Harken's classification of its reserves in Colombia as proved. Gaffney, Cline & Associates, Harken's independent reserve engineers, classified these reserves as proved in the reserve report for the year ended December 31, 1999 issued for Harken, which was used in the preparation of the financial statements included herein. Harken has reviewed the SEC comments with Gaffney Cline & Associates and both Gaffney Cline & Associates and Harken believe that such reserves are properly classified as proved. However, if these reserves are ultimately reclassified as not proved, Harken's Colombian proved reserves will be materially reduced.

If estimates of Harken's oil and gas reserve information are inaccurate, Harken's financial condition may suffer

       Harken's proved oil and gas reserve information is based upon criteria mandated by the SEC and represents only estimates. Harken's actual production, revenues and expenditures with respect to such oil and gas reserves will likely be different from estimates and the differences may be material. If estimates of oil and gas reserves are greater than actual amounts, or if actual production costs and expenditures are greater than estimates, Harken's business, financial condition, and results of operations may be negatively affected.

       Petroleum engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions.

       Because all reserve estimates are to some degree subjective, each of the following items may differ materially from those assumed in estimating reserves:

       o   the quantities of oil and gas that are ultimately recovered;

       o   the production and operating costs incurred;

       o   the amount and timing of future development expenditures; and

       o   future oil and gas sales prices.

Harken has a history of losses and may suffer losses in the future

       Harken has reported losses in each of the last five years including a loss of $12.7 million for the year ended December 31, 1999. Harken has cumulative losses of $70.7 million over the last five years. Harken's ability to generate net income is strongly affected by the market price of crude oil and natural gas. If the market price of crude oil and natural gas declines, Harken may report additional losses in the future.

Status of Compliance with the Terms of Colombian Association Contracts

         Terms of each of the Association Contracts commit Harken to perform certain activities in accordance with a prescribed timetable. Failure by Harken to perform these activities as required could result in Harken losing its rights under the particular Association Contract, which could potentially have a material adverse effect on Harken's business. As of March 30, 2000, Harken was in compliance with the requirements of each of the Association Contracts, as amended and/or waived.

Harken may be unable to obtain additional financing for its international activities, which could restrict its operations

       Harken anticipates that full development of its existing and future oil and gas discoveries in Colombia and Costa Rica will take several years and may require extensive production and transportation facilities requiring significant additional capital expenditures. If Harken is unable to timely obtain adequate funds to finance these investments, it could limit or substantially delay Harken's ability to develop its oil and gas reserves. In such a case, Harken's business and results of operations could suffer.

       Harken cannot predict the ultimate amount of expenditures for its international operations. Harken anticipates that amounts required to fund its international activities will be funded from its existing cash balances, asset sales, stock issuances, production payments, operating cash flows and potentially from industry partners. Harken can not assure you that it will have adequate funds available to it to fund its international activities.

Harken may issue additional shares of common stock which may dilute the value of Harken common stock to current stockholders and may adversely affect the market price of Harken's common stock

         Harken may be required to issue up to approximately 37 million shares of common stock as a result of its outstanding warrants, stock options, and convertible notes. If Harken issues additional shares, it could result in significant dilution in your ownership position in Harken. In addition, the issuance of a significant number of additional shares of common stock could have an adverse effect on the market price of the common stock.

       There are currently several registration statements with respect to the common stock that are effective, pursuant to which certain selling stockholders of the Company may sell up to an aggregate of 14,778,718 shares of common stock. If the selling stockholders named in such registration statements sell all of the shares of common stock registered pursuant to such registration statements, such sales could cause an adverse effect on the market price of the common stock.

Harken's operations in Colombia, Costa Rica and other foreign countries will be subject to political, economic and other uncertainties

       Harken conducts significant operations in Colombia and Costa Rica, and will conduct operations in other foreign countries. At December 31, 1999, approximately 69 % of Harken's proved reserves were related to Harken's Colombian operations. Harken may also operate in other countries in the future. Operations in foreign countries, particularly in the oil and gas business, are subject to political, economic and other uncertainties, including:

       o the risk of war, revolution, border disputes, expropriation, renegotiation or modification of existing contracts, import, export and transportation regulations and tariffs;

       o taxation policies, including royalty and tax increases and retroactive tax claims;

       o exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over Harken's international operations;

       o laws and policies of the United States affecting foreign trade, taxation and investment; and

       o the possibility of having to be subject to the exclusive jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States.

       Central and South America and other regions of the world have a history of political and economic instability. This instability could result in new governments or the adoption of new policies that might assume a substantially more hostile attitude toward foreign investment. In an extreme case, such a change could result in termination of contract rights and expropriation of foreign-owned assets. These uncertainties could adversely affect Harken's interests.

If oil and gas prices decrease, Harken may be required to take additional writedowns

       Harken must periodically review the carrying value of its oil and gas properties under applicable accounting rules. These rules require a writedown of the carrying value of oil and gas properties if the carrying value exceeds the applicable estimated future net revenues. Whether Harken will be required to take such a charge will depend on the prices for oil and gas at the end of any quarter and the effect of reserve additions or revisions and capital expenditures during such quarter.

       As a result of the sharp decline in world-wide oil prices experienced during 1998, at September 30, 1998, Harken recognized a non-cash charge in the amount of approximately $27 million. Additionally, at December 31, 1998, Harken recognized an additional non-cash charge in the amount of approximately $23 million.

       Furthermore, different reserve engineers may make different estimates of reserves and cash flows based on the same available data.

       The estimated discounted future net cash flows should not be considered as the current market value of the estimated oil and gas reserves attributable to Harken's properties from proved reserves because such estimates are based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower.

If the United States imposes economic or trade sanctions on Colombia, Harken's operations in Colombia may be adversely affected

       The United States has imposed economic and trade sanction on Colombia in the past, and may impose sanctions on Colombia in the future. The President of the United States is required to determine whether foreign countries have cooperated with the United States to prevent drug trafficking. In 1995, 1996 and 1997, the President determined that Colombia had not taken sufficient steps to prevent drug trafficking. As a result, the United States imposed economic sanctions on Colombia, including withholding bilateral economic assistance, blocking Export-Import Bank and Overseas Private Investment Corporation loans and political risk insurance, and voting against multilateral assistance to Colombia in the World Bank and the InterAmerican Development Bank. In 1998, the President determined that Colombia had taken sufficient steps to prevent drug trafficking and the economic sanctions were lifted and have not been reinstated.

       If the United States were to impose sanctions on Colombia, it could affect Harken's ability to obtain the financing it needs in order to develop its Colombian properties. The imposition of sanctions on Colombia could also cause Colombia to retaliate against Harken by nationalizing Harken's Colombian assets. Accordingly, imposition of the foregoing economic and trade sanctions on Colombia could materially affect the performance of Harken's common stock and its long-term financial results. We can not assure you the United States will not impose sanctions on Colombia in the future.

Harken could suffer losses from exchange rate fluctuations

       Harken accounts for its Colombian operations using the U.S. dollar as its functional currency. The costs associated with Harken's exploration efforts in Colombia have typically been denominated in U.S. dollars. Harken expects that a substantial portion of its future Colombian revenues may be denominated in Colombian pesos. To the extent that the amount of Harken's revenues denominated in Colombian pesos is greater than the amount of costs denominated in Colombian pesos, Harken could suffer a loss if the value of the Colombian peso were to drop relative to the value of the U.S. dollar, which could have a material adverse effect on Harken's results of operations.

Harken's oil and gas operations in less developed oil and gas industries such as Colombia and Costa Rica involve substantial costs and are subject to various economic risks

       The oil and gas industries in Colombia and Costa Rica are not as developed as the oil and gas industry in the U.S. As a result, Harken's drilling and development operations may take longer to complete and may cost more than similar operations in the U.S.

       Harken's oil and gas operations will be subject to the economic risks typically associated with exploration, development and production activities, including the necessity of significant expenditures to locate and acquire producing properties and to drill exploratory wells. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause Harken's exploration, development and production activities to be unsuccessful. This could result in a total loss of Harken's investment. In addition, the cost and timing of drilling, completing and operating wells is often uncertain.

Drilling oil and gas wells in Colombia and Costa Rica could be hindered by hurricanes and other operating risks

       Harken's operations in Colombia and Costa Rica are subject to risks from hurricanes. Damage caused by hurricanes or other operating hazards could result in substantial losses to Harken. The occurrence of such an event that is not fully covered by insurance could have a material adverse effect on the financial position and results of operations of Harken.

Harken may issue shares of preferred stock with greater rights than its common stock

       Harken is permitted under its charter to issue up to ten million shares of preferred stock. Harken can issue shares of its preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from you. Any preferred stock that is issued by Harken may rank ahead of its common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than its common stock. Harken does not currently have any shares of preferred stock outstanding.

Future acquisitions may dilute your percentage ownership in Harken or require substantial expenditures

       Harken's strategic plan includes the acquisition of additional reserves, including through business combination transactions. Harken may not be able to consummate future acquisitions on favorable terms. Additionally, future acquisitions may not achieve favorable financial results.

       Future acquisitions may involve the issuance of shares of Harken common stock, which could have a dilutive effect on the current stockholders of Harken. Furthermore, acquisitions may require substantial financial expenditures that will need to be financed through cash flow from operations or future debt and equity offerings by Harken. Harken may not be able to acquire companies or oil and gas properties using its equity as currency. In the case of cash acquisitions, Harken may not be able to generate sufficient cash flow from operations or obtain debt or equity financing sufficient to fund future acquisitions of reserves.

Harken faces strong competition from larger oil and gas companies

       The exploration and production business is highly competitive. Many of Harken's competitors have substantially larger financial resources, staffs and facilities than Harken. Harken's competitors in Colombia and Costa Rica include such major oil and gas companies as Amoco BP, Exxon, Mobil, Texaco, Conoco, Shell and Arco. These major oil and gas companies are often better positioned to obtain the rights to exploratory acreage that Harken competes for.

Government agencies in Colombia and Costa Rica can increase Harken's costs and can terminate or suspend operations

       In Costa Rica and Colombia, the laws governing the oil and gas industry require Harken to obtain an environmental permit or approval prior to conducting seismic operations, drilling a well or constructing a pipeline. The process of obtaining an environmental permit has delayed Harken's operations in the past, and could do so again in the future. Compliance with these laws and regulations may increase Harken's costs of operations, as well as further restricting its activities.

PROPERTIES AND LOCATIONS

         Production and Revenues -- The following table shows, for the periods indicated, operating information attributable to Harken's oil and gas interests:

                                    DOMESTIC

                                                  YEAR ENDED DECEMBER 31,
                          -------------------------------------------------------------------
                             1995          1996          1997          1998          1999
                          -----------   -----------   -----------   -----------   -----------
Production:
  Oil (Bbls)                  217,000       370,000       416,000       433,000       510,000
  Natural Gas (Mcf)           810,000     1,409,000     1,922,000     2,063,000     2,847,000

Revenues:
  Oil                     $ 3,985,000   $ 7,863,000   $ 8,029,000   $ 5,508,000   $ 9,188,000
  Natural Gas             $ 1,188,000   $ 3,611,000   $ 5,331,000   $ 4,373,000   $ 6,879,000
                          -----------   -----------   -----------   -----------   -----------
    Total                 $ 5,173,000   $11,474,000   $13,360,000   $ 9,881,000   $16,067,000
                          ===========   ===========   ===========   ===========   ===========



Unit Prices:

  Oil (per Bbl)           $     18.36   $     21.25   $     19.30   $     12.72   $     18.02
  Natural Gas (per Mcf)   $      1.47   $      2.56   $      2.77   $      2.12   $      2.42
  Production costs per
      equivalent barrel   $      6.06   $      7.33   $      7.58   $      7.36   $      7.84
  Amortization per
      equivalent barrel   $      5.68   $      5.58   $      6.60   $      6.03   $      5.41

                            INTERNATIONAL - COLOMBIA


                                              YEAR ENDED DECEMBER 31,
                                            -------------------------
                                               1998           1999
                                            -----------   -----------
Production:
  Oil (Bbls)                                     61,000       248,000
  Natural Gas (Mcf)                                  --            --

Revenues:
  Oil                                       $   538,000   $ 3,026,000
  Natural Gas                               $        --   $        --
                                            -----------   -----------
    Total                                   $   538,000   $ 3,026,000
                                            ===========   ===========



Unit Prices:
  Oil (per Bbl)                             $      8.82   $     12.20
  Natural Gas (per Mcf)                     $        --   $        --

  Production and transportation costs per
     equivalent barrel                      $      4.39   $      4.90
  Amortization per equivalent barrel        $      1.04   $      2.97

         Acreage and Wells -- At December 31, 1999, Harken owned interests in the following oil and gas wells and acreage.

                                    DOMESTIC

                                                                                                Undeveloped
                         Gross Wells              Net Wells          Developed Acreage             Acreage
                   ---------------------   ---------------------   ---------------------   ---------------------
STATE                 Oil         Gas         Oil         Gas        Gross        Net        Gross        Net
                   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Alabama                    1          --        0.30          --         320          75          --          --
Arizona                   --           6          --        6.00       4,690       4,417          --          --
Arkansas                  59          --       31.10          --       4,040       2,256          --          --
Mississippi               --          --          --          --          --          --      17,156      16,493
New Mexico                20          --        6.60          --       1,430         718          --          --
Texas                    224         198      205.00      138.75      49,159      34,038      39,190      14,792
Louisiana                 92          18       60.54        4.22      10,411       4,642      13,622       4,867
Utah                      23          --       19.50          --       8,836       8,306         433         408
                   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
  Total                  419         222      323.04      148.97      78,886      54,452      70,401      36,560
                   =========   =========   =========   =========   =========   =========   =========   =========

                                             INTERNATIONAL - COLOMBIA


                         Gross Wells              Net Wells          Developed Acreage      Undeveloped Acreage
                   ---------------------   ---------------------   ---------------------   ---------------------
CONTRACT AREA         Oil         Gas         Oil         Gas        Gross        Net        Gross        Net
                   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Alcaravan                  1          --        0.80          --       2,253       1,127      98,747      49,374
Bocachico                  3          --        2.16          --       7,835       3,918     184,165      92,083
Bolivar                    2          --        1.60          --       1,800         900     248,200     124,100
Cambulos                  --          --          --          --          --          --     300,000     150,000
Los Olmos                 --          --          --          --          --          --     374,000     187,000
                   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

  Total                    6          --        4.56          --      11,888       5,945   1,205,112     602,557
                   =========   =========   =========   =========   =========   =========   =========   =========



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

                                    DOMESTIC

                                                          NUMBER OF GROSS WELLS DRILLED
                          ---------------------------------------------------------------------------------------------
                                 Exploratory                    Developmental                       Total
                          ----------------------------    ----------------------------    -----------------------------
                            Productive        Drilled        Productive       Drilled      Productive        Drilled
                          --------------    ----------    ---------------    ---------    --------------    -----------
1997                             9               9               10              10             19               19
1998                             2               2                8               8             10               10
1999                             4               4                3               3              7                7
                          --------------    ----------    ---------------    ---------    --------------    -----------
Total                           15              15               21              21             36               36
                          ==============    ==========    ===============    =========    ==============    ===========

                                                          NUMBER OF NET WELLS DRILLED
                          ---------------------------------------------------------------------------------------------
                                 Exploratory                    Developmental                       Total
                          ----------------------------    ----------------------------    -----------------------------
                            Productive        Drilled        Productive       Drilled      Productive        Drilled
                          --------------    ----------    ---------------    ---------    --------------    -----------
1997                           0.19            0.19             3.41            3.41            3.60            3.60
1998                           0.02            0.02             1.00            1.00            1.02            1.02
1999                           0.94            0.94             0.41            0.41            1.35            1.35
                          --------------    ----------    ---------------    ---------    --------------    -----------
  Total                        1.15            1.15             4.82            4.82            5.97            5.97
                          ==============    ==========    ===============    =========    ==============    ===========


                                             INTERNATIONAL - COLOMBIA

                                                         NUMBER OF GROSS WELLS DRILLED
                          ---------------------------------------------------------------------------------------------
                                 Exploratory                    Developmental                       Total
                          ----------------------------    ----------------------------    -----------------------------
                            Productive        Drilled        Productive       Drilled      Productive        Drilled
                          --------------    ----------    ---------------    ---------    --------------    -----------
1997                             2               2              --               --              2                2
1998                             3               4              --               --              3                4
1999                            --               1              --               --             --                1
                          --------------    ----------    ---------------    ---------    --------------    -----------
  Total                          5               7              --               --              5                7
                          ==============    ==========    ===============    =========    ==============    ===========


                                                          NUMBER OF NET WELLS DRILLED
                          ---------------------------------------------------------------------------------------------
                                 Exploratory                    Developmental                       Total
                          ----------------------------    ----------------------------    -----------------------------
                            Productive        Drilled        Productive       Drilled      Productive        Drilled
                          --------------    ----------    ---------------    ---------    --------------    -----------

1997                            1.24           1.24              --             --            1.24              1.24
1998                            3.00           3.50              --             --            3.00              3.50
1999                             --            1.00              --             --              --              1.00
                          --------------    ----------    ---------------    ---------    --------------    -----------
  Total                         4.24           5.74              --             --            4.24              5.74
                          ==============    ==========    ===============    =========    ==============    ===========


EMPLOYEES

         As of December 31, 1999, Harken had 117 employees. Harken has experienced no work stoppages or strikes as a result of labor disputes and considers relations with its employees to be satisfactory. Harken maintains group life, medical, dental, surgical and hospital insurance plans for its employees.

ITEM 2. PROPERTIES

         See "Item 1. Business" for discussion of oil and gas properties and locations.

         Harken has offices in Houston, Texas and Bogota, Colombia. Harken leases approximately 26,900 square feet of office space in Houston, Texas, which lease runs through July 2004, and approximately 15,000 square feet of office space in Bogota, Colombia, which lease runs through April 2000.


ITEM 3. LEGAL PROCEEDINGS

         In September 1997, Harken Exploration Company, a wholly-owned subsidiary of Harken, was served with a lawsuit filed in U.S. District Court for the Northern District of Texas, Amarillo Division, styled D. E. Rice and Karen Rice, as Trustees for the Rice Family Living Trust ("Rice") vs. Harken Exploration Company. In the lawsuit, Rice alleges damages resulting from Harken Exploration Company's alleged spills on Rice's property and has claimed that the Oil Pollution Act ("OPA") should be applied in this circumstance. Harken believes that this position as well as the lawsuit in total is wholly without merit. In October 1999, the trial court granted Harken's Motion for Summary Judgment that the OPA did not apply and dismissed the Rice claim under it. Rice has appealed the trial court's summary judgement to the U.S. Fifth Circuit Court of Appeals. The appeal is not expected to be heard before the fourth quarter of 2001. In Harken management's opinion, the results of the lawsuit and appeal will not have a material adverse effect on Harken's financial position.

         Search Acquisition Corp. ("Search Acquisition"), a wholly-owned subsidiary of Harken, is a defendant in a lawsuit filed by Petrochemical Corporation of America and Lorken Investments Corporation (together, "Petrochemical"). This lawsuit arises out of Petrochemical's attempt to enforce a judgement entered in 1993 against a group of twenty limited partnerships known as the "Odyssey limited partnerships." Petrochemical claims that Search Exploration, Inc. is liable for payment of the judgement as the successor-in-interest to eight Odyssey limited partnerships. Search Acquisition was the surviving corporation in the 1995 merger with Search Exploration, Inc. On February 28, 1996, the court granted Search Acquisition's motion for summary judgment. On July 3, 1998, the Fifth District Court of Appeals for the State of Texas reversed the trial court's summary judgment and remanded the case to the trial court. It is estimated that this trial will take place in the fourth quarter of 2000. Although the ultimate outcome of this litigation is uncertain, Harken believes that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken's financial condition.

         420 Energy Investment, Inc. and ERI Investments, Inc. (collectively "420 Energy") filed a lawsuit against XPLOR Energy, Inc., ("XPLOR") a wholly-owned subsidiary of Harken, on December 21, 1999 in the New Castle County Court of Chancery of the State of Delaware. 420 Energy alleges that they are entitled to appraisal and payment of the fair value of their common stock in XPLOR as of the date XPLOR merged with Harken. Although the outcome of this litigation is uncertain, Harken believes that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken's financial condition.

         On March 8, 2000, the Company was named as a third party defendant in an action styled State of Texas vs. Amber Refining, Inc., Paradigm Properties Management, Inc., Amber Terminal, Inc., Texas 150 Business Park, Inc., Edward A. Shaw, ESCM & Associates, Restructure Petroleum Marketing, Inc., and EZ Serve Corporation, Inc.; Case No. 97-05966 pending in the 261st District Court for Travis County, Texas. This is an action brought by the State of Texas against the owners of a refinery and refined products terminal facility located in Fort Worth, Texas. The Company believes that it has no liability in this matter.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

PRICE RANGE OF COMMON STOCK

         Since March 18, 1991, Harken common stock has been listed on the American Stock Exchange and traded under the symbol HEC. At December 31, 1999, there were approximately 3,443 holders of record of Harken common stock.

         The following table sets forth, for the periods indicated, the reported high and low closing sales prices of Harken common stock on the American Stock Exchange Composite Tape.

                                                                    Prices
                                                     -----------------------------------
                                                       High                       Low
                                                     --------                  ---------
             1998 --       First Quarter               $7.18                     $5.87
                           Second Quarter               6.43                      4.56
                           Third Quarter                4.69                      3.06
                           Fourth Quarter               3.93                      1.81
             1999 --       First Quarter                2.13                      1.44
                           Second Quarter               2.38                      1.63
                           Third Quarter                1.94                      1.00
                           Fourth Quarter               1.19                      0.75

DIVIDENDS

         Harken has not paid any cash dividends on common stock since its organization and it is not contemplated that any cash dividends will be paid on shares of common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL INFORMATION AND OTHER DATA

ITEM 6.  SELECTED FINANCIAL INFORMATION AND OTHER DATA

                                                     1995             1996             1997              1998             1999
                                                 -------------    -------------    -------------    --------------   -------------
Revenues                                         $   7,471,000    $  13,921,000    $  18,768,000    $   19,770,000   $  23,456,000
Loss before extraordinary item                   $  (1,625,000)   $    (341,000)   $    (284,000)   $  (55,787,000)  $ (12,160,000)
Net loss                                         $  (1,625,000)   $    (341,000)   $    (284,000)   $  (55,787,000)  $ (12,710,000)
Basic loss per common share:
   Loss before extraordinary item                $       (0.02)   $       (0.00)   $       (0.00)   $        (0.44)  $       (0.15)
                                                 -------------    -------------    -------------    --------------   -------------
   Net loss                                      $       (0.02)   $       (0.00)   $       (0.00)   $        (0.44)  $       (0.15)
                                                 =============    =============    =============    ==============   =============
Diluted loss per common share:
   Loss before extraordinary item                $       (0.02)   $       (0.00)   $       (0.00)   $        (0.44)  $       (0.15)
                                                 -------------    -------------    -------------    --------------   -------------
   Net loss                                      $       (0.02)   $       (0.00)   $       (0.00)   $        (0.40)  $       (0.15)
                                                 =============    =============    =============    ==============   =============
Current assets                                   $  10,531,000    $  49,838,000    $ 126,392,000    $  144,163,000   $  32,178,000
Current liabilities                              $   4,918,000    $   6,061,000    $  15,752,000    $   20,426,000   $  11,202,000
                                                 -------------    -------------    -------------    --------------   -------------
Working capital                                  $   5,613,000    $  43,777,000    $ 110,640,000    $  123,737,000   $  20,976,000
                                                 =============    =============    =============    ==============   =============
Total assets                                     $  70,794,000    $ 123,000,000    $ 238,780,000    $  320,116,000   $ 298,920,000
Long-term obligations:
   Convertible notes                             $  25,726,000    $  38,600,000    $  39,880,000    $   85,000,000   $  95,869,000
   Development finance obligation                $          --    $          --    $  25,740,000    $   38,552,000   $   1,302,000
   Bank credit facilities                        $          --    $          --    $          --    $           --   $  10,500,000
   Other long-term obligations                   $          --    $          --    $          --    $           --   $   5,078,000
                                                 -------------    -------------    -------------    --------------   -------------
     Total                                       $  25,726,000       38,600,000    $  65,620,000    $  123,552,000   $ 112,749,000
                                                 =============    =============    =============    ==============   =============
Stockholders' equity                             $  40,150,000       78,339,000    $ 157,408,000    $  176,138,000   $ 174,969,000
Series F preferred stock outstanding (3)         $          --               --               --            15,000              --
Weighted average common stock outstanding (1):
   Basic                                            65,041,063       85,021,894      109,087,697       130,252,727     144,135,167
   Diluted                                          65,041,063       85,021,894      109,087,697       130,252,727     144,135,167
Proved reserves at end of year (2):
   Bbls of oil                                       3,523,000        7,389,000       13,088,000        31,522,000      33,497,000
   Mcf of gas                                       29,203,000       34,160,000       33,293,000       108,451,000      97,218,000
   Future net cash inflows                       $  99,193,000    $ 234,164,000    $ 144,543,000    $  226,974,000   $ 530,870,000
   Present value (discounted at 10% per year)    $  58,776,000    $ 142,243,000    $  90,580,000    $  144,851,000   $ 304,413,000

(1) Harken has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", effective December 15, 1997, and as a result restated certain prior year weighted average shares outstanding calculations.

(2) These estimated reserve quantities, future net revenues and present value figures are related to proved reserves located in the United States and Colombia. No consideration has been given to probable or possible reserves. Oil and gas year end prices were held constant except where future price increases were fixed and determinable under existing contracts and government regulations. At December 31, 1999, Harken has included proved oil and gas reserve information related to its Colombian operations specifically associated with a portion of its Alcaravan and Bolivar Contract areas. (See "Notes to Consolidated Financial Statements, Note 5 - Middle American Operations" contained in Part II, Item 8.)

(3) See "Notes to Consolidated Financial Statements, Note 9 - Stockholders' Equity" contained in Part II, Item 8, for a discussion of Harken Series F Preferred Stock.

ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         During 1999, Harken continued to implement its business strategy of focusing on acquiring and producing proven domestic operations, while increasing its investment in higher potential international operations in Colombia and Costa Rica. In addition, Harken has also expanded its domestic exploration and development efforts during the year. This strategy continued to result in growth for Harken that has been reflected over the past several years. Harken's Colombian proved reserves have grown from a present value of $33.6 million at December 31, 1997 to a present value of $208.9 million at December 31, 1999. Domestic proved reserves have also increased from a present value of $56.9 million at December 31, 1997 to a present value of $95.5 million at December 31, 1999. Harken's total revenues have increased each year for the past six years, and given current production levels from its Colombian operations, Harken's Colombian revenues are expected to continue increasing during the coming year. During 1999, Harken recorded increased crude oil sales from its Colombia operations, consisting of oil revenues from Harken's Bolivar and Alcaravan Contract areas. Such Colombian operation revenues increased from $538,000 during 1998 to $3,026,000 during 1999.

         Harken continues to manage and expand its domestic oil and gas operations. With the August 1999 merger with XPLOR Energy, Inc. ("XPLOR"), Harken added significant proved production to its existing presence in the Gulf Coast areas of Texas and Louisiana. The XPLOR merger, plus the acquisition of selected South Texas and Mississippi prospect acreage in December 1999, give Harken a portfolio of exploration and development program opportunities, which Harken has begun to capitalize on beginning in late 1999, with additional drilling planned throughout 2000. Harken also continues to pursue additional domestic acquisition opportunities. Domestic oil and gas revenues increased from $10.4 million to $16.7 million during the years ended December 31, 1998 and 1999, respectively, due to increases in equivalent barrel production volumes during 1999 from the XPLOR merger, and due to a recovery of crude oil prices during the year.

         Harken reported a net loss of approximately $12.7 million for the year ended December 31, 1999. Harken has reflected net losses in each of the last five years due to a number of factors, including the writedown or impairment of oil and gas properties or other assets, the fluctuating nature of crude oil and natural gas prices, and the administrative and executive expenses associated with Harken's emerging international operations. While Harken expects that oil and gas revenues from its Colombian operations will increasingly contribute to its total revenues, Harken's operating results will continue to remain dependent upon the prices of crude oil and natural gas. Accordingly, as Harken's future profitability cannot yet be assured, Harken has offset all of its net deferred tax assets on its balance sheets with a valuation allowance.

                              RESULTS OF OPERATIONS

         The following table presents certain data for Harken's continuing operations for the years ended December 31, 1997, 1998 and 1999. A discussion follows of certain significant factors which have affected Harken's operating results during such periods. This discussion should be read in conjunction with Harken's Consolidated Financial Statements and related footnotes contained in
Part II, Item 8.


                                              Year Ended December 31,
                                      ------------------------------------
       DOMESTIC EXPLORATION AND
       PRODUCTION OPERATIONS             1997         1998         1999
                                      ----------   ----------   ----------
          Oil sales revenues          $8,029,000   $5,508,000   $9,188,000
             Oil volumes in barrels      416,000      433,000      510,000
             Oil price per barrel     $    19.30   $    12.72   $    18.02


          Gas sales revenues          $5,331,000   $4,373,000   $6,879,000
             Gas volumes in Mcf        1,922,000    2,063,000    2,847,000
             Gas price per Mcf        $     2.77   $     2.12   $     2.42
          Gas plant revenues          $  753,000   $  513,000   $  652,000



       MIDDLE AMERICAN EXPLORATION AND
       PRODUCTION OPERATIONS
         Oil sales revenues             $        --  $   538,000  $ 3,026,000
            Oil volumes in barrels               --       61,000      248,000
            Oil price per barrel        $        --  $      8.82  $     12.20

       OTHER REVENUES
         Interest Income                $ 4,626,000  $ 8,454,000  $ 3,693,000
         Other Income                   $    29,000  $   384,000  $    18,000

FOR THE YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE PRIOR YEAR

DOMESTIC OPERATIONS

         Gross oil and gas revenues during 1998 and 1999 were generated by Harken's domestic exploration and production operations, consisting of the onshore and offshore areas of the Texas and Louisiana Gulf Coast, the Western and Panhandle regions of Texas, the Four Corners area primarily on the Navajo Indian Reservation, the Magnolia region of Arkansas and the Carlsbad region of New Mexico.

         Gross oil revenues increased 67% to $9.2 million in 1999 compared to $5.5 million in 1998 primarily due to the sharp increase in oil prices, which averaged $5.30 more per barrel during 1999 compared to the prior year period. During the first quarter of 2000, prices have continued to remain higher than average prices received during 1999. Oil revenues also increased due to the increased production volumes (18% increase) from the August 1999 merger with XPLOR and the acquisition of the Bargo Properties in May 1998.

         Gross gas revenues increased 57% to $6.9 million in 1999 compared to $4.4 million for the prior year period due to the increased production resulting from the August 1999 merger with XPLOR and the increased South Texas production as a result of new discoveries. The increase in gas revenues was also due to the increase in average gas prices received during 1999, as Harken received an overall average price of $2.12 per Mcf of gas production during 1998 compared to $2.42 per Mcf received during 1999. Harken also reflected decreased gas production from certain of its Texas Panhandle properties during the first quarter of 1998 as many of the properties experienced numerous temporary operational curtailments.

         Gas plant revenues increased from $513,000 in 1998 to $652,000 in 1999 due to increased product prices and despite annual re-determination whereby HSW's interest in the Aneth Gas Plant was slightly reduced based on each owner's throughput volume.

         Oil and gas operating expenses consist of lease operating expenses and gas plant expenses, along with a number of production and reserve based taxes. Domestic oil and gas operating expenses increased 34% to $7.7 million during 1999 compared to $5.7 million for the prior year period primarily as a result of the above mentioned merger and acquisition activity. Oil and gas operating expenses decreased as a percentage of related oil and gas revenues due primarily to the increase in oil and gas prices during 1999. Harken is reviewing its existing domestic operations to identify specific properties for which operating expenses can be reduced.

         Harken expects that oil and gas production volumes from its existing domestic operations will remain flat or increase slightly in 2000 as compared to 1999 due to the inclusion of XPLOR operations during the full year and as normal production declines experienced in its operating areas are expected to be minimized by Harken's continuing workover efforts and exploration and development drilling during 2000. Harken expects that 2000 domestic oil revenues will further increase from 1999 levels if crude oil prices remain at late 1999 and early 2000 levels. Harken's oil and gas revenues are highly dependent upon product prices, which Harken is unable to predict.

MIDDLE AMERICAN OPERATIONS

         During 1999, Harken's Middle American production operations consisted of production testing conducted on Harken's Bolivar and Alcaravan Association Contract areas in Colombia. All of Harken's Middle American production through the first quarter of 1999 was transported by trucking operations, however, in April 1999, Harken commenced pipeline transportation on the Alcaravan Association Contract area through its newly completed Palo Blanco flowline. Middle American oil revenues increased from $538,000 during 1998 to $3,026,000 for 1999. The higher revenues are the result of increased production testing volumes on the Bolivar Contract area coupled with sales of production in the Alcaravan Contract area, which did not begin production until September 1998. Due to the increased production, Middle American operations expenses have also risen from $268,000 during 1998 to $1,214,000 in 1999. All of Harken's Middle American revenues and operating expenses have come from its Colombian operations.

         During portions of the most recent production test which began in November 1999, Harken's Estero #1 well on the Alcaravan Contract area has produced at rates in excess of 3,000 gross barrels of oil per day, although sales of production have been temporarily limited to approximately 1,000 gross barrels of oil per day due to pipeline constraints and pumping capacity. Harken is considering trucking additional oil from the well to supplement sales capacity until such problems are resolved. Harken's Catalina #1 and Olivo #1 wells on the Bolivar Contract area have averaged a combined 1,450 gross barrels of oil per day during recent production testing. Harken did not produce from its Bocachico Contract area during 1999. Harken's Middle American production and revenues are expected to increase during 2000 as Alcaravan and Bolivar Contract area production increases.

INTEREST AND OTHER INCOME

         Interest and other income decreased during 1999 compared to the prior year due to a portion of Harken's invested cash being utilized for Colombian capital expenditures, for the January 1999 redemption of the Series F Preferred for approximately $25.3 million, and due to the October 1999 purchase of certain development finance interests for $20 million. Harken generated approximately $8.5 million of interest income during 1998, compared to approximately $3.7 million of interest income during 1999. Harken's cash balances, which include investments in short-term marketable debt securities, are expected to continue to decrease in 2000 as additional funds are used to support Harken's capital expenditure plans. Harken intends to pursue other financing arrangements during 2000 and the decrease in existing cash balances and related interest income could be mitigated or offset if such efforts are successful.

OTHER COSTS AND EXPENSES

         General and administrative expenses increased approximately $1.6 million (17% increase) during 1999 compared to 1998, primarily due to administrative expenses associated with Harken's growing Colombian operations. Also contributing to the increased expense are the costs associated with Harken's May 1999 relocation of its corporate headquarters location to Houston, Texas, which resulted in employee severance and relocation expenses, in addition to the physical moving costs to relocate its offices. The relocation allowed Harken to consolidate its corporate offices with existing Houston office personnel, thereby gaining additional administrative efficiencies in the future. Harken also has taken steps during the last half of 1998 and during 1999 to reduce future general and administrative expenses by reducing staff. Also, Harken has taken steps to minimize the amount of administrative expenses added as a result of the increased operations relating to the above-mentioned XPLOR merger.

         Depreciation and amortization expense increased during 1999 compared to the prior year period due to increases in equivalent barrel production during the year both from domestic acquisitions and increased Colombian operations. Domestic oil and gas depreciation and amortization decreased on a per equivalent barrel basis, however, to $5.41 during 1999 compared to $6.03 during 1998. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties. In addition, Harken's depreciation on other property has increased as a result of Harken's expanding operations. During the third and fourth quarters of 1998, Harken recorded non-cash valuation allowances on its U.S. domestic oil and gas properties totaling approximately $50.5 million. The valuation allowances were based upon the present value, discounted at ten percent, of Harken's domestic reserves, which declined primarily due to the lower oil and gas prices being received during 1998. In accordance with the full cost method of accounting for oil and gas properties, on a country-by-country basis, net capitalized costs in excess of the present value of the related reserves are charged to expense.

         During the fourth quarter of 1999, Harken identified certain oilfield equipment assets in Colombia that would not be utilized during 2000 due to changes in Harken's Colombian drilling plans. In addition, Harken has made the decision to sell such oilfield equipment during 2000, beginning in the first quarter of 2000. Accordingly, Harken has reflected a provision for asset impairment of $1,599,000 during 1999 to reduce the carrying value of such oilfield equipment assets to its current fair value of approximately $4,167,000.

         Interest expense and other increased during 1999 compared to the prior year period primarily due to the decrease in the amounts of interest capitalized to Harken's Colombian exploration activity, due to reduced drilling activity during 1999. In addition, Harken added interest expense during 1999 related to the long-term bank debt facility associated with XPLOR. Interest expense is expected to decrease during 2000, despite the issuance of the Benz Convertible Notes in December 1999, due to the repurchase of the EnCap Development Finance Obligation in October 1999.


FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED WITH THE PRIOR YEAR

DOMESTIC OPERATIONS

         Oil revenues decreased 31% from $8.0 million in 1997 to $5.5 million in 1998, although oil production volumes reflected a 4% increase in 1998 compared to 1997 as a result of the May 1998 acquisition of the Bargo Properties. The decrease in the average oil price from $19.30 per barrel during 1997 to $12.72 per barrel during 1998 had a negative impact on revenues and cash flow from oil production.

         Gas revenues decreased 18% from $5.3 million in 1997 to $4.4 million in 1998. The decrease was despite the increased production (7% increase) attributable to the acquisition of the Cal-T Properties which were acquired in August 1997 and additional production from several successful wells drilled in the Texas Gulf Coast region. The decrease in gas revenues in 1998 was primarily caused by the decrease in average gas prices received during 1998. The average price of gas sold in 1998 decreased to $2.12 per Mcf from $2.77 per Mcf in 1997.

         Gas plant revenues decreased 32% from $753,000 in 1997 to $513,000 in 1998 due to an annual redetermination whereby HSW's interest in the Aneth Gas Plant was slightly reduced based on each owner's throughput volume and due to reduced prices.

         Oil and gas operating expenses consist of lease operating expenses and gas plant expenses, along with a number of production and reserve-based taxes. Domestic oil and gas operating expenses increased 2% to $5.7 million during 1998 compared to $5.6 million for the prior year period, which reflects the acquisitions of additional oil and gas properties, particularly the acquisition of the Cal-T and Bargo Properties. Oil and gas operating expenses increased as a percentage of related oil and gas revenues due primarily to the decline of oil and gas prices during 1998.

MIDDLE AMERICAN OPERATIONS

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

OTHER COSTS AND EXPENSES

         General and administrative expense increased 51% from $6.2 million for 1997 to $9.4 million in 1998, related to Harken's increased executive, corporate and administrative personnel costs associated with Harken's expanding overall operations. In addition, Harken increased its corporate office space to accommodate the growth in personnel. Harken took steps during the last half of 1998 to reduce general and administrative expenses, including reducing staff and making plans to consolidate its corporate office locations.

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

         Interest expense and other increased significantly during 1998 compared to the prior year period due to the June 1997 issuance of the 5 1/2 % European Notes and the May 1998 issuance of the 5% European Notes and due to the issuance of the Development Finance Agreements in late 1997 and early 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

        Harken's working capital at December 31, 1999 was approximately $21.0 million, versus approximately $123.7 million at December 31, 1998. The decrease in cash and working capital resulted primarily from approximately $48.8 million of capital expenditures, which included the drilling costs of the Islero #1 and Laurel #1 wells during 1999, and from the January redemption of the Series F Preferred for approximately $25.3 million. In October 1999, Harken utilized $20 million of its cash resources to purchase all the interests and rights held by the EnCap Investors pursuant to the EnCap Development Finance Agreement. In addition, Harken's operations required approximately $17.8 million of cash flow in 1999, primarily due to the payment of accounts payable at December 31, 1998 related to Harken's exploration activities. Harken's cash resources at December 31, 1999 totaled approximately $25.6 million. Harken's remaining cash resources are available for its ongoing exploration, development and acquisition efforts both internationally and in North America.

         Harken's primary need for capital is to fund its planned exploration and development efforts domestically as well as in Colombia and Costa Rica. Harken anticipates worldwide capital expenditures will total approximately $29 million during 2000, and plans to seek joint venture partner participation to fund a portion of the cost for all of its significant exploration projects. Harken believes that it will have sufficient cash resources to fund all of its planned capital expenditures during 2000. In addition, Harken intends to continue to pursue North American and international acquisition opportunities and plans to fund such acquisitions, if any are consummated, through a combination of cash on hand, issuances of debt or equity securities.

         Harken anticipates that full development of its Middle American reserves will take several years and will also require extensive production facilities, transportation flowlines and development activity which will require significant additional capital expenditures. The ultimate amount of such expenditures cannot be presently predicted.

         During the third quarter of 1999, Harken announced the non-recourse project finance loan agreement facility with the International Finance Corporation ("IFC"), the private sector subsidiary of the World Bank Group. Loans under this facility were to be available for the development of the Bolivar Association Contract in Colombia. Currently, and as of December 31, 1999, Harken de Colombia, Ltd. and Harken do not meet certain of the financial covenants required in order to draw down funds under the project finance facility. Additionally, Harken is reviewing certain aspects of the Bolivar development project in light of current Bolivar production information and Harken's drilling and development plans for 2000. As of March 30, 2000, no modifications to the project finance facility have been made with IFC. The current plans for the development of the Bolivar Contract area call for further testing of the Laurel #1 well, with the installation of a new rod pump assembly to further test the Rosa Blanca formation in this well. If the test does not prove successful, Harken plans to move up hole and test the La Luna formation, which was present in this well based on log analysis. While the analysis will provide helpful information, a full understanding of the complex field geology may only be obtained as Harken drills the additional planned wells.

         Harken is making plans now for the installation of a Bolivar Contract area flowline over the next few months. Harken will continue to truck 100% of daily field production while the flowline is being installed. Harken had earlier planned to construct the flowline during late 1999 or early 2000, but decided to delay the actual construction of the flowline following the initial results of the Laurel #1 well. In March 1999,

Harken de Colombia, Ltd. filed a request with Ecopetrol to declare the Catalina field to be commercial. In June 1999, Harken de Colombia, Ltd. filed a request with Ecopetrol to declare the Palo Blanco field to be commercial. As of March 30, 2000, both commerciality applications are in process of being reviewed by Ecopetrol. Ecopetrol may approve the commerciality requests or require Harken de Colombia, Ltd. to proceed on a sole-risk basis for its development plans. If Harken de Colombia, Ltd. proceeds on a sole-risk basis, it will be entitled to receive Ecopetrol's share of production after royalty, until Harken de Colombia, Ltd. has recovered 200% of its development costs, after which time Ecopetrol would receive its share of production.

         Harken's cash flows from operations have been enhanced by the current production tests at its Alcaravan and Bolivar Contract areas. In addition, beginning in December 1999, Harken is receiving Ecopetrol's working interest share of monthly Bolivar Contract area production as reimbursement for a portion of Ecopetrol's share of historical Bolivar Contract area costs.

         Terms of each of the Association Contracts entered into between Harken de Colombia, Ltd. and Ecopetrol commit Harken to perform certain activities in Colombia in accordance with a prescribed timetable. Failure by Harken to perform these activities as required could result in Harken losing its rights under the particular Association Contract, which could potentially have a material adverse effect on Harken's business. Certain of the required activities are currently being discussed and negotiated with Ecopetrol, which could impact the timing and amount of capital expenditures to be required during 2000.

         Related to Harken's Costa Rica operations, under the terms of the agreement between Harken and MKJ Xploration, Inc. ("MKJ"), Harken will pay $4.2 million to MKJ to purchase its share of the Costa Rica Contract rights from MKJ after an agreement and approval of the assignment is signed and ratified with the Republic of Costa Rica. Application for assignment of the contract has been presented to the Costa Rican government for final approval. Additionally, up to $8 million may be committed by Harken over the next two years to fund the initial minimum work program obligations under the proposed Costa Rica Contract.

         Harken's North American operating strategy includes efforts to acquire additional oil and gas reserves through exploration and development drilling activities in North America, particularly on selected properties acquired through the August 1999 merger with XPLOR Energy, Inc., the additional prospects acquired in December 1999, and through acquisitions. Harken also plans to continue selected development of proved undeveloped reserves on its North American properties in addition to a continual workover program on producing properties. The targeted results of these workover efforts are to maintain North American production levels during 2000. During 1999, Harken generated proceeds of approximately $2.4 million from the sale of selected domestic oil and gas properties. Harken continues to review its domestic properties for other non-strategic assets which can be negotiated for possible sale.

         European Convertible Notes Payable -- On May 26, 1998, Harken issued a total of $85 million in 5% Senior Convertible Notes (the "European Notes") which mature on May 26, 2003. In connection with the sale and issuance of the 5% European Notes, Harken paid approximately $4,256,000 from the 5% European Notes proceeds for commission and issuance costs. Interest incurred on these notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are converted. Such European Notes are convertible into shares of Harken common stock at a conversion price of $6.50 per share, subject to adjustment in certain circumstances. Harken also has the right to require conversion of the 5% European Notes into shares of Harken common stock at any time on or after May 26, 1999, if for any period of thirty consecutive days commencing on or after May 26, 1998, the average of the closing prices of Harken common stock for each trading day during such thirty-day period shall have equaled or exceeded

$8.125 per share. Interest payments related to the 5% European Notes will be funded from cash flow from operations or existing cash balances. For a detailed discussion of the 5% European Notes see "Notes to Consolidated Financial Statements, Note 8 -- Convertible Notes Payable."

         In February 2000, Harken entered into an agreement with a holder of $6,000,000 of the European Notes where the holder exchanged all his Notes, plus accrued interest, for 3,000,000 shares of Harken common stock plus a cash payment of $50,000. As a result of this transaction, Harken will include a charge to earnings of approximately $2,100,000 related to the fair value of the shares of Harken common stock issued in excess of the number of shares which would have been issued pursuant to the $6.50 per share conversion price of the European Notes.

         Benz Convertible Notes -- On December 30, 1999 (the "Closing Date"), Harken issued the Benz Convertible Notes in exchange for certain prospects acquired from Benz. See Note 2 - Mergers and Acquisitions for further discussion of the acquisition of the Benz Prospects. The Benz Convertible Notes mature May 26, 2003 and bear interest at 5% per annum, payable semi-annually in May and November of each year to maturity or until the Benz Convertible Notes are converted. Such Benz Convertible Notes are convertible into shares of Harken common stock at a conversion price of $6.50 per share, subject to adjustment in certain circumstances (the "Benz Notes Conversion Price"). The Benz Convertible Notes are also convertible by Harken into shares of Harken common stock, if for any period of thirty consecutive days the average of the closing prices of Harken common stock for each trading day during such thirty-day period shall have equaled or exceeded 125% of the Benz Notes Conversion Price (or $8.125 per share of Harken common stock). The Benz Convertible Notes may be redeemed for cash, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002 Harken may redeem up to 50% of the Benz Convertible Notes in exchange for shares of Harken common stock at a conversion price to be calculated based on an average market price of Harken common stock.

         For a period of nine months following the Closing Date (the "Restricted Put Period"), Benz may require Harken to redeem the Benz Convertible Notes into Harken's option of either cash or shares of Harken common stock, provided that such consideration is used to retire secured obligations of Benz at a discount, which is acceptable to Harken at Harken's sole discretion, to the face amount of such obligations. In addition, for a period of nine months, beginning no later than the end of the Restricted Put Period, the Benz Convertible Notes may be redeemed at Benz's option for an amount equal to 50% of the then outstanding principal amount, plus accrued interest, payable at Harken's option either in cash or shares of Harken common stock.

         Harken has reflected the Benz Convertible Notes on its consolidated balance sheet at the fair value of the Notes on the Closing Date. The difference between the fair value and the face amount of the Benz Convertible Notes outstanding will be accreted into interest expense over the term of the notes.

         Development Finance Agreements -- Following the October 1999 purchase of the EnCap Development Finance Agreement, only the $1 million principal amount from Faisal Finance ("Faisal"), along with related accrued interest, remained outstanding as a Development Finance Obligation as of December 31, 1999. For a detailed discussion of the terms of the Development Finance Agreement, see "Notes to Consolidated Financial Statements, Note 7 -Development Finance and Operating Agreements."

         In April and May 1999, certain Institutional Investors, including Faisal, exercised their individual rights to convert either a portion or all of their Institutional Participation into shares of Harken common stock. In February 2000, Harken issued additional shares of Harken common stock to Faisal as full settlement for the additional shares issuable to Faisal related to their April 1999 conversion under the terms of the Development Finance Agreement. In March 2000, Harken issued to other Institutional Investors the remaining shares of Harken common stock issuable to the extent the Institutional Investors did not realize the Invested Amount from the sale of Harken common stock previously issued at conversion. In addition, in March 2000, Faisal exercised its rights to convert the remaining portion of its Institutional Participation into shares of Harken common stock. Harken continues to be committed to provide additional shares of Harken common stock to Faisal to the extent that Faisal does not, under certain circumstances, realize the Invested Amount from the sale of shares of Harken common stock issued at their March 2000 conversion.

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

         Harken has accrued approximately $6.1 million at December 31, 1999 relating to operational or regulatory liabilities related to Harken's North American operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in significant loss exposure to Harken.

         Pending SEC Review of Reserve Report -- In connection with Harken's recent filing of a registration statement on Form S-3, the Securities and Exchange Commission (the "SEC") has issued a comment letter disagreeing with Harken's classification of its reserves in Colombia as proved. Gaffney, Cline & Associates, Harken's independent reserve engineers, classified these reserves as proved in the reserve report for the year ended December 31, 1999 issued for Harken, which was used in the preparation of the financial statements included herein. Harken has reviewed the SEC comments with Gaffney Cline & Associates and both Gaffney Cline & Associates and Harken believe that such reserves are properly classified as proved. However, if these reserves are ultimately reclassified as not proved, Harken's Colombian proved reserves will be materially reduced.

         Year 2000 Update -- Over the past two years, Harken has prepared for the potential impact of the Year 2000 on the processing of date-sensitive information by Harken's computer systems. The Year 2000 issue involves circumstances where a computerized system may not properly recognize or process date-sensitive information on or after January 1, 2000. The Year 2000 problem is the result of computer programs being written using two digits, rather than four, to define the applicable year. The problem is not limited to computer systems. Year 2000 issues potentially could have affected every non-information technology system that has an embedded microchip, such as elevators.

         Harken began a formal process in 1998 to identify those internal computerized systems that were not Year 2000 compliant, prioritize those business-critical computerized systems that needed remediation or replacement, test compliance once the appropriate corrective measures had been implemented, and develop any contingency plans where considered necessary. In addition, Harken conducted a survey to verify the Year 2000 readiness status of key purchasers, vendors and customers that potentially could have had an impact on Harken's material business operations.

         As of March 30, 2000, Harken has experienced no interruption in any of its computerized systems or any other non-information technology system related to the Year 2000 issue. In addition, Harken has noted no material impact to any of its key purchasers, vendors or customers as a result of the Year 2000 issue. Harken continues to be alert for any potential Year 2000-related problems and maintains appropriate contingency plans to address any remaining potential disruption related to the Year 2000 issue.

ITEM 7B.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in commodity prices, interest rates and foreign currency exchange rates. As part of an overall risk management strategy, Harken considers the use of derivative financial instruments to manage and reduce risks associated with these factors.

         Commodity Price Risk -- Harken is a producer of hydrocarbon commodities, including crude oil, condensate and natural gas. Harken uses oil and gas derivative financial instruments, limited to swaps and options with maturities of 24 months or less, to mitigate its exposure to fluctuations in oil and gas commodity prices on future crude oil and natural gas production. Harken enters into no commodity derivative financial instruments other than those effective in mitigating commodity price risk of Harken's oil and gas production. Harken uses the sensitivity analysis method to disclose its quantitative disclosure of commodity price risk exposure. Accordingly, Harken has evaluated the potential effect that near term changes in commodity prices would have had on the fair value of its commodity price risk sensitive financial instruments at year end 1999. Assuming a 20% increase in natural gas prices, the potential increase in the fair value of Harken's natural gas swap contract obligations at December 31, 1999 would have been approximately $86,000. Harken faces no financial instrument risk exposure related to increases or decreases in crude oil prices. Harken had no risk exposure for commodity price derivative financial instruments at December 31, 1998.

         Interest Rate Risk -- Harken invests cash in interest-bearing temporary investments of high quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a material interest rate risk to Harken. Harken considers its interest rate risk exposure related to long-term debt obligations is also minimal, as at December 31, 1999, all but approximately $10,500,000 of Harken's financing obligations carry a fixed interest rate per annum. Harken had no interest rate sensitive debt obligations as of December 31, 1998. Harken has no open interest rate swaps agreements.

         Foreign Currency Exchange Rate Risk -- Harken conducts international business in Colombia and Costa Rica and is subject to foreign currency exchange rate risk on cash flows related to sales, expenses, and capital expenditures. However, because predominately all material transactions in Harken's existing foreign operations are denominated in U.S. dollars, the U.S. dollar is the functional currency for all operations. Exposure from transactions in currencies other than U.S. dollars is not considered material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements appear on pages 39 through 79 in this report.

                                                                                                  PAGE
                                                                                                  ----
Report of Independent Public Accountants...........................................................38

Consolidated Balance Sheets --  December 31, 1998 and 1999.........................................39

Consolidated Statements of Operations --
  Years ended December 31, 1997, 1998 and 1999.....................................................40

Consolidated Statements of Stockholders' Equity --
  Years ended December 31, 1997, 1998 and 1999.....................................................41

Consolidated Statements of Cash  Flows --
  Years ended December 31, 1997, 1998 and 1999.....................................................42

Notes to Consolidated Financial  Statements........................................................43

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Harken Energy Corporation:



         We have audited the accompanying consolidated balance sheets of Harken Energy Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harken Energy Corporation and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.





                                                   ARTHUR ANDERSEN LLP



Dallas, Texas,
March 2, 2000

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                         December 31,
                                                                                ------------------------------
                                                                                    1998              1999
                                                                                -------------    -------------
Current Assets:
     Cash and temporary investments                                             $ 141,545,000    $  25,612,000
     Accounts receivable, net                                                       1,605,000        5,312,000
     Related party notes receivable                                                   398,000          466,000
     Prepaid expenses and other current assets                                        615,000          788,000
                                                                                -------------    -------------
          Total Current Assets                                                    144,163,000       32,178,000


Property and Equipment:

     Oil and gas properties, using the full cost method of accounting:
          Evaluated                                                               161,579,000      272,123,000
          Unevaluated                                                              64,534,000       44,302,000
     Facilities, gas plants and other property                                     14,864,000       21,320,000
     Less accumulated depreciation and amortization                               (74,759,000)     (81,477,000)
                                                                                -------------    -------------
          Total Property and Equipment, net                                       166,218,000      256,268,000

Other Assets, net                                                                   9,735,000       10,474,000
                                                                                -------------    -------------
                                                                                $ 320,116,000    $ 298,920,000
                                                                                =============    =============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Trade payables                                                             $  12,496,000    $   2,981,000
     Accrued liabilities and other                                                  7,350,000        7,692,000
     Revenues and royalties payable                                                   580,000          529,000
                                                                                -------------    -------------
          Total Current Liabilities                                                20,426,000       11,202,000


Convertible Notes Payable                                                          85,000,000       95,869,000
Bank Credit Facilities                                                                     --       10,500,000
Development Finance Obligation                                                     38,552,000        1,302,000
Other Long-Term Obligations                                                                --        5,078,000

Commitments and Contingencies (Note 16)


Stockholders' Equity:
     Series F Preferred Stock, $1.00 par value; 15,000 shares                          15,000               --
     Common stock, $0.01 par value; 225,000,000 shares authorized;
         134,758,830 and 155,707,548 shares issued,  respectively                   1,348,000        1,557,000
     Additional paid-in capital                                                   327,498,000      349,236,000
     Retained deficit and other comprehensive income                             (150,171,000)    (171,308,000)
     Treasury stock, at cost, 700,000 and 2,153,000 shares held, respectively      (2,552,000)      (4,516,000)
                                                                                -------------    -------------
          Total Stockholders' Equity                                              176,138,000      174,969,000
                                                                                -------------    -------------
                                                                                $ 320,116,000    $ 298,920,000
                                                                                =============    =============


        The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                                     HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Year Ended December 31,
                                                -----------------------------------------------
                                                    1997             1998             1999
                                                -------------    -------------    -------------
Revenues:
     Oil and gas operations                     $  14,113,000    $  10,932,000    $  19,745,000
     Interest and other income                      4,655,000        8,838,000        3,711,000
                                                -------------    -------------    -------------
                                                   18,768,000       19,770,000       23,456,000
                                                -------------    -------------    -------------


Costs and Expenses:

     Oil and gas operating expenses                 5,581,000        5,988,000        8,935,000

     General and administrative expenses, net       6,222,000        9,404,000       11,043,000

     Depreciation and amortization                  5,183,000        5,319,000        6,713,000

     Valuation allowance                                   --       50,518,000               --

     Provision for asset impairments                       --               --        1,599,000

     Interest expense and other, net                2,003,000        4,294,000        7,296,000
                                                -------------    -------------    -------------
                                                   18,989,000       75,523,000       35,586,000
                                                -------------    -------------    -------------

Loss before income taxes                             (221,000)     (55,753,000)     (12,130,000)


Income tax expense                                     63,000           34,000           30,000
                                                -------------    -------------    -------------

Net loss before extraordinary item                   (284,000)     (55,787,000)     (12,160,000)

Extraordinary item - charge for reduction of
unamortized issuance costs                                 --               --         (550,000)
                                                -------------    -------------    -------------
Net loss                                        $    (284,000)   $ (55,787,000)   $ (12,710,000)
                                                =============    =============    =============
Accretion related to preferred stock                       --       (1,846,000)      (8,427,000)
                                                -------------    -------------    -------------

Net loss attributed to common stock             $    (284,000)   $ (57,633,000)   $ (21,137,000)
                                                =============    =============    =============


Loss per common share:

     Basic loss per common share                $       (0.00)   $       (0.44)   $       (0.15)
                                                =============    =============    =============

     Weighted average shares outstanding          109,087,697      130,252,727      144,135,167
                                                =============    =============    =============



     Diluted loss per common share              $       (0.00)   $       (0.44)   $       (0.15)
                                                =============    =============    =============

     Weighted average shares outstanding          109,087,697      130,252,727      144,135,167
                                                =============    =============    =============

        The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                           ADDITIONAL
                                          PREFERRED         COMMON          PAID-IN         TREASURY         RETAINED
                                           STOCK            STOCK           CAPITAL          STOCK            DEFICIT
                                        ------------    -------------    -------------    -------------    -------------
Balance, December 31, 1996                        --    $     939,000    $ 171,191,000    $  (1,390,000)   $ (92,388,000)

  Issuance of common stock, net                   --           77,000       20,208,000               --               --

  Conversions of European notes
     payable                                      --          202,000       57,371,000        1,390,000               --

  Comprehensive income (loss):
     Equity adjustment from
     foreign currency translation                 --               --               --               --               --

     Net loss                                     --               --               --               --         (284,000)

          Total comprehensive loss
                                        ------------    -------------    -------------    -------------    -------------

Balance, December 31, 1997                        --        1,218,000      248,770,000               --      (92,672,000)

  Issuance of common stock, net                   --           51,000       25,110,000               --               --

  Treasury shares purchased                       --               --               --       (2,552,000)              --

  Issuance of preferred stock                 15,000               --       14,437,000               --               --

  Accretion of preferred stock                    --               --        1,846,000               --       (1,846,000)

  Conversions of European notes
     payable                                      --           79,000       37,335,000               --               --

  Comprehensive income (loss):
     Equity adjustment from
     foreign currency translation                 --               --               --               --               --

     Net loss                                     --               --               --               --      (55,787,000)

          Total comprehensive loss
                                        ------------    -------------    -------------    -------------    -------------
Balance, December 31, 1998              $     15,000    $   1,348,000    $ 327,498,000    $  (2,552,000)   $(150,305,000)

  Issuance of common stock, net                   --          101,000       20,566,000               --               --

  Conversions of Develoment
         Finance Obligation                       --          108,000       21,999,000               --               --

  Accretion of preferred stock                    --               --        8,427,000               --       (8,427,000)

  Treasury shares purchased                       --               --               --       (1,964,000)              --

  Redemption of preferred stock              (15,000)              --      (25,269,000)              --               --

  Settlement of property purchase
          acquisition                             --               --       (3,985,000)              --               --

  Comprehensive income (loss):

     Net loss                                     --               --               --               --      (12,710,000)

          Total comprehensive loss
                                        ------------    -------------    -------------    -------------    -------------

Balance, December 31, 1999              $         --    $   1,557,000    $ 349,236,000    $  (4,516,000)   $(171,442,000)
                                        ============    =============    =============    =============    =============


                                         ACCUMULATED
                                            OTHER
                                        COMPREHENSIVE
                                        INCOME (LOSS)        TOTAL
                                        -------------    -------------
Balance, December 31, 1996             $      (13,000)   $  78,339,000

  Issuance of common stock, net                    --       20,285,000

  Conversions of European notes
     payable                                       --       58,963,000

  Comprehensive income (loss):
     Equity adjustment from
     foreign currency translation             105,000

     Net loss                                      --

          Total comprehensive loss                            (179,000)
                                        -------------    -------------

Balance, December 31, 1997                     92,000      157,408,000

  Issuance of common stock, net                    --       25,161,000

  Treasury shares purchased                        --       (2,552,000)

  Issuance of preferred stock 15,000               --       14,452,000

  Accretion of preferred stock                     --               --

  Conversions of European notes
     payable                                       --       37,414,000

  Comprehensive income (loss):
     Equity adjustment from
     foreign currency translation              42,000

     Net loss                                      --

          Total comprehensive loss                         (55,745,000)
                                        -------------    -------------

Balance, December 31, 1998              $     134,000    $ 176,138,000

  Issuance of common stock, net                    --       20,667,000

  Conversions of Develoment
         Finance Obligation                        --       22,107,000

  Accretion of preferred stock                     --               --

  Treasury shares purchased                        --       (1,964,000)

  Redemption of preferred stock                    --      (25,284,000)

  Settlement of property purchase
          acquisition                              --       (3,985,000)

  Comprehensive income (loss):

     Net loss                                      --

          Total comprehensive loss                         (12,710,000)
                                        -------------    -------------

Balance, December 31, 1999              $     134,000    $ 174,969,000
                                        =============    =============

        The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31,
                                                                 -----------------------------------------------
                                                                     1997             1998             1999
                                                                 -------------    -------------    -------------
Cash flows from operating activities:
  Net loss                                                       $    (284,000)   $ (55,787,000)   $ (12,710,000)
    Adjustments to reconcile net loss to net cash provided by
       Operating activities:
       Depreciation and amortization                                 5,183,000        5,319,000        6,713,000
       Valuation allowance                                                  --       50,518,000               --
       Provision for asset impairments                                      --               --        1,599,000
       Provision for doubtful accounts                                      --           26,000               --
       Amortization of  issuance and finance costs                     644,000          782,000          765,000
       Extraordinary item                                                   --               --          550,000


  Change in assets and liabilities, net of companies acquired:
       (Increase) decrease in accounts receivable                     (217,000)         474,000       (1,780,000)
       Increase (decrease) in trade payables and other               5,340,000        7,034,000      (12,911,000)
                                                                 -------------    -------------    -------------
            Net cash provided (used) by operating activities        10,666,000        8,366,000      (17,774,000)
                                                                 -------------    -------------    -------------

Cash flows from investing activities:
       Proceeds from sales of assets                                     7,000           54,000        2,358,000
       Capital expenditures, net                                   (37,082,000)     (95,085,000)     (48,751,000)
       Cash received from acquired subsidiary                               --               --          261,000
       Proceeds from collection of notes receivable                         --               --           98,000
       Investor advances, net                                        8,453,000        2,084,000               --
                                                                 -------------    -------------    -------------
            Net cash used in investing activities                  (28,622,000)     (92,947,000)     (46,034,000)
                                                                 -------------    -------------    -------------

Cash flows from financing activities:
       Transfer from segregated account cash                        64,564,000       37,615,000               --
       Proceeds from issuances of common stock, net                  5,680,000        2,075,000           47,000
       Proceeds from development finance agreements, net            24,500,000        9,798,000               --
       Repayments of notes payable and long-term obligations                --       (2,000,000)     (23,750,000)
       Proceeds from issuance of preferred stock, net                       --       14,452,000               --
       Redemption of preferred stock                                        --               --      (25,284,000)
       Proceeds from issuance of European notes, net                        --       81,800,000               --
       Treasury shares purchased                                            --       (2,552,000)      (1,964,000)
       Payments for financing costs                                         --               --       (1,174,000)
       Investment in segregated account cash, net                     (903,000)        (802,000)              --
                                                                 -------------    -------------    -------------
            Net cash provided (used) by financing activities        93,841,000      140,386,000      (52,125,000)
                                                                 -------------    -------------    -------------

Net increase (decrease) in cash and temporary investments           75,885,000       55,805,000     (115,933,000)


Cash and temporary investments at beginning of year                  9,855,000       85,740,000      141,545,000
                                                                 -------------    -------------    -------------
Cash and temporary investments at end of year                    $  85,740,000    $ 141,545,000    $  25,612,000
                                                                 =============    =============    =============


        The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 AND 1999

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

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform with the 1999 presentation.

         Cash and Temporary Investments -- For purposes of the Consolidated Statements of Cash Flows, Harken considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Gross cash outflows for purchases of held-to-maturity investments during 1998 and 1999 totaled $2,656,105,000 and $611,688,000, respectively.
Gross cash inflows for maturities of such investments during 1998 and 1999 totaled $2,615,072,000 and $595,893,000, respectively. Harken paid cash for interest in the amounts of $0, $2,138,000 and $4,508,000 during 1997, 1998 and 1999, respectively. All significant non-cash investing and financing activities are discussed in Notes 2, 7, 8, and 9 - Mergers and Acquisitions, Development Finance and Operating Agreements, Convertible Notes Payable and Stockholders' Equity.

         Harken includes in cash and temporary investments certain balances which are restricted to use for specific project expenditures, collateral or for distribution to outside interest owners and are not available for general working capital purposes. Such restricted cash amounts totaled approximately $2,891,000 and $2,286,000 at December 31, 1998 and 1999, respectively.

         Accounts Receivable -- Harken maintains a reserve for potential losses in collection of its accounts receivable. The allowance for doubtful accounts was $380,000 and $1,314,000 as of December 31, 1998 and 1999, respectively.

         Concentrations of Credit Risk -- Although Harken's cash and temporary investments, commodity derivative instruments and accounts receivables are exposed to potential credit loss, Harken does not believe such risk to be significant. Cash and temporary investments includes investments in high-grade, short-term securities, placed with highly rated financial institutions. Most of Harken's accounts receivable are from a broad and diverse group of industry partners, many of which are major oil and gas companies and, as a whole, do not in total represent a significant credit risk.

         Property and Equipment -- Harken follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, development and production of oil and gas reserves. Facilities, gas plants and other property are depreciated on the straight-line method over their estimated useful lives ranging from four to twenty years.

         Other Assets -- Harken includes in other assets certain deferred commissions and issuance costs associated with the issuance of European Convertible Notes Payable and certain Development Finance Agreements as well as oilfield material and equipment inventory. See Note 8 -- Convertible Notes Payable for further discussion. At December 31, 1998, other assets included $5,937,000 of deferred issuance costs net of $1,255,000 of accumulated amortization and $2,800,000 of oilfield material and equipment inventory. At December 31, 1999, such deferred issuance costs totaled $3,078,000 net of $1,376,000 of accumulated amortization. At December 31, 1999, other assets also included $1,143,000 of project finance facility net issuance costs, $1,153,000 of escrowed cash, and $4,167,000 of oilfield material and equipment inventory.

         Accrued Liabilities and Other -- Accrued liabilities and other at December 31, 1998 includes an amount of $725,000 related to prepaid investor advances, $2,714,000 related to certain operational, legal or regulatory liabilities related to Harken's domestic operations and other accrued expense liabilities of $3,911,000. The December 31, 1999 balance includes an amount of $1,237,000 of accrued exploration and development costs, $1,278,000 related to certain operational, legal or regulatory liabilities associated with Harken's domestic operations and other accrued expense liabilities of $5,177,000.

         Development Finance Obligations -- See further discussion of Harken's accounting for Development Finance Agreements at Note 7 - Development Finance and Operating Agreements.

         Middle American Operations -- Harken's operations include oil and gas exploration and development efforts in Colombia pursuant to certain Colombian Association Contracts. See further discussion at Note 5 - Middle American Operations. Harken accounts for its activities in Colombia and Costa Rica using the United States dollar as the functional currency as significant exploration expenditures have typically been denominated in U.S. dollars. At December 31, 1998 and 1999, Harken reflects its exploration activities in Colombia and Costa Rica primarily as a capitalized cost of oil and gas properties. See further discussion at Notes 4 and 15 -- Oil and Gas Properties and Oil and Gas Disclosures.

         Capitalization of Interest -- Harken capitalizes interest on certain oil and gas exploration and development costs which are classified as unevaluated costs, or which have not yet begun production, and certain costs associated with facilities under construction. During 1997, Harken recorded interest expense of $2,003,000, net of $1,772,000 of interest which was capitalized to Harken's oil and gas properties. During 1998, Harken recorded interest expense of $4,294,000, net of $6,353,000 of interest which was capitalized to Harken's oil and gas properties. During 1999, Harken recorded interest expense of $7,169,000, net of $4,133,000 of interest which was capitalized to Harken's oil and gas properties.

         General and Administrative Expenses -- Harken reflects general and administrative expenses net of operator overhead charges and other amounts billed to joint interest owners. General and administrative expenses are net of $30,000, $22,000 and $108,000 for such amounts during 1997, 1998 and 1999, respectively.

         Commodity Derivative Financial Instruments --Harken has entered into certain commodity derivative instruments which are effective in mitigating commodity price risk associated with a portion of its crude oil and natural gas production and cash flows. Accordingly, Harken applies hedge accounting for those commodity derivative instruments whereby monthly cash settlements of oil and gas price swaps or the amortization of oil and gas option premiums paid are reported as a component of revenue and cash flows from operations. Settlements of oil and gas price swaps are based on the difference between the fixed swap price and the New York Mercantile Exchange closing prices for each month during the life of the contracts. Gains or losses attributable to the termination of a swap or option contract are deferred and recognized in revenue when the hedged crude oil or natural gas is sold.

         Provision for Asset Impairments -- Assets that are used in Harken's operations, or are not held for resale, are carried at cost, less any accumulated depreciation. Harken reviews its long-lived assets, other than its investment in oil and gas properties, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When evidence indicates that operations will not produce sufficient cash flows to cover the carrying amount of the related asset, and when the carrying amount of the related asset cannot be realized through sale, a permanent impairment is recorded and the asset value is written down to recoverable fair value.

         During the fourth quarter of 1999, Harken identified certain oilfield equipment assets in Colombia that would not be utilized during 2000 due to changes in Harken's Colombian drilling plans. In addition, Harken has made the decision to sell such oilfield equipment during 2000, beginning in the first quarter of 2000. Accordingly, Harken has reflected a provision for asset impairment of $1,599,000 during 1999 to reduce the carrying value of such oilfield equipment assets to its current fair value of approximately $4,167,000.

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

         Recently Issued Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after January 1, 2001. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. Statement No. 133 cannot be applied retroactively. Statement No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998. Upon adoption, it is not anticipated that Statement No. 133 will have a significant impact on Harken's results of operations or financial position.

(2)  MERGERS AND ACQUISITIONS

          Acquisition of Texas Properties -- On August 29, 1997, Harken, along with Harken Exploration Company ("Harken Exploration"), a wholly-owned subsidiary of Harken, purchased working interests in oil and gas properties located in the panhandle region of Texas (the "Cal-T Properties"). The purchase price of approximately $3,416,000 consisted primarily of 565,000 shares of Harken common stock. The acquisition of the Cal-T Properties has been accounted for under the purchase method of accounting.

         Acquisition of Bargo Properties -- On May 19, 1998, Harken, along with Harken Exploration Company, purchased working interests in oil and gas properties located in southern Louisiana (the "Bargo Properties") from St. Martinville Partners, Ltd. and Bargo Energy Company. The purchase price consisted of 2,716,483 shares of Harken common stock, having an approximate value of $16,250,000 which were issuable at closing. Pursuant to the Asset Purchase and Sale Agreement, additional consideration of up to $4,000,000 was payable by Harken to the sellers if the sellers are able to obtain new or renewal leases for certain of the Bargo Properties. In July 1999, Harken obtained sufficient assignments of new and/or renewed leases related to the Bargo Properties and paid cash of approximately $4,000,000 to the sellers. See
Note 12 - Related Party Transactions for a discussion of the relationship between Harken and the sellers.

         Merger with XPLOR -- On August 19, 1999, Harken executed a merger agreement with XPLOR Energy, Inc. ("XPLOR") whereby XPLOR became a wholly-owned subsidiary of Harken. XPLOR explores for, develops and produces oil and gas reserves domestically. The assets of XPLOR consisted primarily of oil and gas property interests located along the Texas and Louisiana Gulf Costs and having an estimated 42 BCFE of proved reserves with a significant amount of additional exploratory acreage. Under the terms of the merger agreement, the holders of the outstanding shares of the preferred stock of XPLOR converted their stock into 7,500,000 shares of Harken common stock, and also received 2,336,066 warrants for the purchase of Harken common stock at $2.50 per share. Additionally, Harken assumed $14,200,000 of bank debt secured by the oil and gas properties of XPLOR. See Note 6 -- Bank Credit Facility Obligations for further discussion of the XPLOR bank debt. No further consideration was issuable under this transaction to any other class of stock of XLPOR and all outstanding shares of XPLOR stock were cancelled under the merger agreement. The merger with XPLOR has been accounted for under the purchase method of accounting.

         Acquisition of Benz Prospects -- On December 30, 1999, pursuant to a Purchase and Sale Agreement and other related agreements, Harken, along with Harken Gulf Exploration Company, a newly formed wholly-owned subsidiary, purchased oil and gas leases covering nine exploration prospect areas (the "Benz Prospects") covering approximately 51,000 net acres plus certain other assets from Benz Energy, Incorporated ("Benz"). The prospects include interests in acreage in the Cotton Valley Reef, Wilcox and Frio Trends in Texas and the Salt Dome and Salt Ridge Basins of Mississippi. In exchange for the prospects, Harken issued 5% subordinated notes (the "Benz Convertible Notes") with a face value of $12 million, which are convertible into Harken common stock at a conversion price of $6.50 per share and mature on May 26, 2003. See Note 8 - Convertible Notes Payable for further discussion of the Benz Convertible Notes. Benz retained a 20% reversionary interest, subject to the Benz Prospects achieving payout as defined in the Purchase and Sale Agreement. Such reversionary interest shall increase to 40% in the event that Benz merges into or is otherwise acquired by Harken. In addition, in connection with the acquisition of the Benz Prospects, Harken entered into a consulting agreement with a former officer of Benz whereby Harken would pay a monthly consulting fee of $100,000 through December 31, 2000 in exchange for consulting services related to the Benz Prospects. See Note 12 -- Related Party Transactions for a discussion of the relationship between Harken and Benz.

         Pro Forma Information -- The following unaudited pro forma combined condensed statement of operations for the year ended December 31, 1998 gives effect to the acquisition of the Bargo Properties, the merger with XPLOR, the issuance of the Benz Convertible Notes and the issuance of the European 5% Senior Convertible Notes Payable (See Note 8 -- Convertible Notes Payable for further discussion) as if each had been consummated at January 1, 1998. The following unaudited pro forma combined condensed statement of operations for the year ended December 31, 1999 gives effect to the merger with XPLOR, and the issuance of the Benz Convertible Notes as if each had been consummated at January 1, 1999.

         The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transactions been consummated at the dates indicated, nor are they indicative of future operating results. The unaudited pro forma data does not reflect the effect of the capitalization of certain amounts of interest on the Benz Convertible Notes or the European Notes or the interest income earned from investment of the European Note proceeds.

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                   (UNAUDITED)

                                                              Period from
                                                               January 1,
                                                                1998 to
                                                                Closing
                                                                Date of
                                                              Acquisition
                                                              ------------

                                                                 Bargo
                                                   Harken      Properties       XPLOR       Pro Forma
                                                   Actual        Actual         Actual     Adjustments        Pro Forma
                                                ------------  ------------   -----------   ------------      ------------
Oil and gas revenue                             $     10,932  $      1,178   $     9,589   $                 $     21,699

Other revenues                                         8,838            --           348                            9,186
                                                ------------  ------------   -----------   ------------      ------------
     Total Revenues                                   19,770         1,178         9,937                           30,885
                                                ------------  ------------   -----------   ------------      ------------
Oil and gas operating expenses                         5,988           485         3,557                           10,030
General and administrative expenses, net               9,404            --         2,244                           11,648
Depreciation and amortization                          5,319            --         5,066            331 (1)        10,716
Valuation allowance                                   50,518            --        35,871           (331)(1)        86,058
Interest expense and other, net                        4,294            --         2,355          2,069 (2)         9,318
                                                                                                    600 (3)
                                                ------------  ------------   -----------   ------------      ------------
     Total Expenses                                   75,523           485        49,093          2,669           127,770
                                                ------------  ------------   -----------   ------------      ------------


Income tax expense                                        34            --            --                               34
                                                ------------  ------------   -----------   ------------      ------------
Net income (loss) from continuing operations    $    (55,787) $        693   $   (39,156)  $     (2,669)     $    (96,919)
                                                ------------  ------------   -----------   ------------      ------------
Accretion related to preferred stock                  (1,846)                                                      (1,846)
                                                ------------  ------------   -----------   ------------      ------------
Net loss attributed to common stock             $    (57,633) $        693   $   (39,156)  $     (2,669)     $    (98,765)
                                                ============  ============   ===========   ============      ============



Basic net loss per share attributable to
common stock                                    $      (0.44)                                                $      (0.72)
                                                ============                                                 ============



Basic weighted average shares outstanding        130,252,727                                                  137,752,423
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

(3) Pro forma entry to reflect interest expense incurred on the Benz Convertible Notes.

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                   (UNAUDITED)

                                                             Period from
                                                             January 1,
                                                               1999 to
                                                            Closing Date
                                                              of Merger
                                                            -------------
                                              Harken                           Pro Forma
                                              Actual        XPLOR Actual      Adjustments       Pro Forma
                                           -------------    -------------    -------------    -------------
Oil and gas revenue                        $      19,745    $       5,261    $                $      25,006
Other revenues                                     3,711               79                             3,790
                                           -------------    -------------    -------------    -------------
     Total Revenues                               23,456            5,340                            28,796
                                           -------------    -------------    -------------    -------------

Oil and gas operating expenses                     8,935            2,535                            11,470

General and administrative expenses, net          11,043            1,543                            12,586

Depreciation and amortization                      6,713            2,735             (596)(1)        8,852

Provision for asset impairments                    1,599               --                             1,599

Interest expense and other, net                    7,296              708              600(2)         8,604
                                           -------------    -------------    -------------    -------------
     Total Expenses                               35,586            7,521                4           43,111
                                           -------------    -------------    -------------    -------------
Income tax expense                                    30               --                                30
                                           -------------    -------------    -------------    -------------

Net loss from continuing operations
before extraordinary item                  $     (12,160)   $      (2,181)   $          (4)   $     (14,345)
                                           -------------    -------------    -------------    -------------


Extraordinary item                                  (550)                                              (550)
                                           -------------    -------------    -------------    -------------
Net loss from continuing operations        $     (12,710)   $      (2,181)   $          (4)   $     (14,895)
                                           -------------    -------------    -------------    -------------
Accretion related to preferred stock              (8,427)                                            (8,427)
                                           -------------    -------------    -------------    -------------
Net loss attributed to common stock        $     (21,137)   $      (2,181)   $          (4)   $     (23,322)
                                           =============    =============    =============    =============

Basic net loss per share attributable to
common stock                               $       (0.15)                                     $       (0.16)
                                           =============                                      =============



Basic weighted average shares
outstanding                                  144,135,167                                        148,861,194
                                           =============                                      =============

PRO FORMA ADJUSTMENTS-PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS - YEAR ENDED DECEMBER 31, 1999

(1) Pro forma entry to adjust actual depreciation and amortization expense on oil and gas properties for the acquired interests to the depreciation and amortization expense calculated on a consolidated basis.

(2) Pro forma entry to reflect interest expense incurred on the Benz Convertible Notes.

(3)  INVESTMENTS

         Investments are classified by Harken management at the time of purchase as either held-to-maturity, available-for-sale or trading. Such classification is reevaluated as of each balance sheet date. Included within cash and temporary investments as of December 31, 1998 and 1999 are certain investments in marketable debt securities having maturities of sixty days or less. Such debt securities are classified as held-to-maturity as Harken has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. During 1998 and 1999, Harken held no securities which were classified as available-for-sale or trading.

         Held-to-maturity securities -- The amortized cost and estimated fair value of the marketable debt securities are as follows:

                                                            December 31,
                                                        ---------------------
                                                          1998         1999
                                                        ---------    --------
         Included in cash and temporary investments
                  Cost                                  $ 124,398    $ 18,459
                  Estimated Fair Value                  $ 124,914    $ 18,530

         Harken includes in cash and temporary investments other cash and cash equivalent amounts in addition to the above marketable debt securities.

(4)  OIL AND GAS PROPERTIES

         Harken follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, development and production of oil and gas reserves. Under this method, all costs, including internal costs, directly related to acquisition, exploration and development activities are capitalizable as oil and gas property costs. Harken capitalized $3,126,000, $6,781,000 and $5,411,000 of internal costs, net of reimbursements from joint interest owners, directly related to these activities in 1997, 1998 and 1999, respectively. Such costs include office and personnel costs of Harken's international and domestic exploration field offices and does not include any corporate overhead. Harken also accrues costs of dismantlement, restoration and abandonment to the extent that such costs, in the aggregate, are anticipated to exceed the aggregate salvage value of equipment and facilities removed from producing wells and other facilities. See Note 15 -- Oil and Gas Disclosures for further discussion.

         The capitalized costs of oil and gas properties, excluding unevaluated properties, are amortized on a country-by-country basis using a unit of production method (equivalent physical units of 6 Mcf of gas to each barrel of oil) based on estimated proved recoverable oil and gas reserves. Such amortization of U.S. domestic oil and gas properties was $6.60, $6.03 and $5.41 per equivalent barrel of oil produced during 1997, 1998 and 1999, respectively.

         Amortization of certain Colombia oil and gas properties was $1.04 and $2.97 per equivalent barrel of oil produced during 1998 and 1999, respectively. The evaluated costs, net of accumulated depreciation, depletion and amortization, at December 31, 1998 and 1999 include $68,742,000 and $140,198,000, respectively, related to Colombia (see Note 5 - Middle American Operations for a discussion of Colombian operations).

         The unevaluated property costs at December 31, 1998 and 1999 includes $60,162,000 and $25,154,000, respectively, related to Colombia and $4,372,000 and $17,111,000, respectively, related to U.S. domestic prospects. The unevaluated costs at December 31, 1999 also includes $2,037,000 related to Costa Rica. Amortization of unevaluated property costs will begin when the properties become proved or their values become impaired. Harken assesses realizability of unevaluated properties on at least an annual basis or when there has been an indication that an impairment in value may have occurred, such as for a relinquishment of Association Contract acreage. Fair value of unevaluated prospects is determined based on management's intention with regard to future exploration and development of individually significant properties and the ability of Harken to obtain funds to finance such exploration and development.

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

 (5)  MIDDLE AMERICAN OPERATIONS

         Colombian Operations -- Harken's Colombian operations are conducted through Harken de Colombia, Ltd., a wholly-owned subsidiary of Harken, which held five exclusive Colombian Association Contracts with Empresa Colombiana de Petroleos ("Ecopetrol") as of December 31, 1999. These Association Contracts include the Alcaravan Contract, awarded in 1992, the Bocachico Contract, awarded in 1994, the Cambulos Contract, awarded in 1995, the Bolivar Contract, awarded in 1996 and the Los Olmos Contract, awarded in 1998. As of December 31, 1999, the Alcaravan Contract covers an area of approximately 101,000 acres in the Llanos Basin of Eastern Colombia. The Bocachico and Cambulos Contracts cover a combined area of approximately 492,000 acres in the Middle Magdalena Valley of Central Colombia and the Bolivar Contract covers an area of approximately 250,000 acres in the Northern Middle

Magdalena Valley of Central Colombia. The Los Olmos Contract covers approximately 374,000 acres in the Lower Magdalena Valley of Northern Colombia.

         Terms of each of the Association Contracts commit Harken to perform certain activities in accordance with a prescribed timetable. As of March 30, 2000, Harken was in compliance with the requirements of each of the Association Contracts, as amended and/or waived. Harken has completed all of the work requirements of the first five years of the Alcaravan Contract. During September 1999, Ecopetrol granted a six-month extension until March 31, 2000 to Harken for drilling the exploratory well required in the sixth year of the Alcaravan Contract. Harken does not currently have any plans to drill an additional well on the Alcaravan Contract area acreage until December 2000. Effective December 29, 1999, Ecopetrol accepted Harken's relinquishment of 52% of the Alcaravan Contract Area as required under the Alcaravan Contract. In February 2000, Harken was granted by Ecopetrol a further extension until January 31, 2001 to drill this sixth year exploratory well of the Alcaravan Contract. In exchange, Harken Colombia relinquished all Alcaravan Contract area acreage to Ecopetrol except for the approximately 24,000 acres covering those structure areas associated with the Palo Blanco and Anteojos discoveries. Accordingly, the acreage relinquishments had no effect on Harken Colombia proved reserves.

         Harken has fulfilled all of the work requirements for the first four years of the Bocachico Contract. The work requirements for the fifth year required Harken to drill one exploratory well by May 6, 1999, and the sixth year work obligation required an additional exploratory well to be drilled by March 6, 2000. Harken did not drill the fifth year exploratory well, and Harken does not currently have any plans to drill a well on the Bocachico Contract area acreage during 2000. Harken is currently negotiating with Ecopetrol for a modification of the fifth and sixth year work obligations, and management believes that it will be successful in negotiating such modifications. Such negotiations include a proposal to relinquish all but approximately 53,000 acres of Bocachico Contract area acreage, although Harken's proposal to Ecopetrol includes retaining the structure area associated with the Rio Negro Prospect. Such proposed relinquishment would not affect Harken's proved reserves. Ecopetrol has advised Harken that during these negotiations, Ecopetrol will consider the contract to be in full compliance.

         The Cambulos Contract originally required that the Cambulos Contract acreage be reduced to 173,000 acres at the end of the second contract year, but in May 1998, Ecopetrol agreed to defer relinquishment of the acreage in exchange for Harken drilling two exploratory wells within the third contract year. During May 1999, Harken received approval from Ecopetrol to allow for the additional well depth drilled during the Islero #1 well to substitute for the obligation to drill a second exploratory well within the third contract year. During September 1999, Ecopetrol conditionally granted a six month extension from November 1999 until May 16, 2000 to Harken for the drilling of the exploratory well required in the fourth year of the Cambulos Contract. Harken does not currently have any plans to drill an additional well on the Cambulos Contract area acreage during 2000 and Harken is currently in negotiations with Ecopetrol regarding this well requirement for the fourth contract year. Harken's proposal includes the relinquishing of all but approximately 41,000 acres of its Cambulos acreage and transferring the obligation to acreage on another Association Contract in order to meet the conditions required by Ecopetrol in granting Harken an extension. Such relinquishment would not affect Harken's proved reserves.

         During the first two years of the Los Olmos Contract, and before May 24, 2000, Harken is required to reprocess at least 500 kilometers of existing seismic data and acquire at least 120 kilometers of new seismic data and 2,000 kilometers of aeromagnetic data, and prepare an engineering study of the contract areas. Harken is currently in negotiations with Ecopetrol which could result in delaying the above work requirements or transferring certain of the seismic obligations to another Association Contract.

         Under the terms of the Association Contracts, if, during the first six years of each contract, Harken discovers one or more fields capable of producing oil or gas in quantities that are economically exploitable and Ecopetrol elects to participate in the development of the field by declaring it commercial or Harken chooses to proceed with the development on a sole-risk basis, the term of that contract will be extended for a period of 22 years from the date of such discovery. Upon discovery of a field capable of commercial production, the election by Ecopetrol to participate in the commercial field and upon commencement of production from that commercial field, Ecopetrol will begin to reimburse Harken for 50% of Harken's successful well costs expended up to the point of declaration of a commercial discovery plus, in the case of the Cambulos, Bolivar, and Los Olmos Contracts, 50% of all seismic and dry well costs incurred prior to the point of declaration of a commercial discovery. Production from a commercial discovery will be allocated as follows: Ecopetrol, on behalf of the Colombian government, will receive a 20% royalty interest in all production, and all production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Harken until cumulative production from all fields (or the particular productive field under certain of the Association Contracts) in the Association Contract acreage reaches 60 million barrels of oil. As cumulative production increases in excess of 60 million barrels of oil, Ecopetrol's share of production will increase progressively (to a maximum of 75% under certain of the Association Contracts) with a corresponding decrease in Harken's share of production. After a declaration of a commercial discovery, Harken and Ecopetrol will be responsible for all future development costs and operating expenses in direct proportion to their interest in production. For any fields that are not declared by Ecopetrol to be a commercial discovery, Harken would retain the rights to all production after royalty.

         Reimbursement by Ecopetrol to Harken may either be directly, or through allowing its share of production to apply to Harken's cost recovery. During the last part of 1999, Harken began receiving Ecopetrol's working interest share of monthly Bolivar Contract area production as reimbursement for a portion of Ecopetrol's share of historical Bolivar Contract area costs. Harken has reflected such reimbursement production as revenues during 1999.

         Harken has entered into certain development finance and operating agreements with outside parties whereby such parties have received a beneficial interest in certain of Harken's Colombian operations. For further discussion, see Note 7 - Development Finance and Operating Agreements.

         Costa Rica Operations -- In August 1999, the Exploration and Production concession contract with the Republic of Costa Rica ("Costa Rica Contract") was signed by MKJ Xploration, Inc. ("MKJ"), which was originally awarded the concession under Costa Rica's bidding process that was finalized in October 1997. In the fourth quarter of 1998, Harken had announced an agreement to participate in this anticipated Costa Rica Contract. The Contract covers approximately 1.4 million acres in the North and South Limon Back Arc Basin onshore and offshore Costa Rica Central America. The formal Costa Rica Contract was signed by the President of Costa Rica and became effective October 1999. The Costa Rica Contract area is comprised of Blocks 2, 3, 4 and 12 from Costa Rica's initial bidding round in October of 1997. Two of the Blocks are located onshore and two are located offshore within Costa Rica's Caribbean territorial waters.

         Harken's participation in Costa Rica is structured whereby a wholly-owned Harken subsidiary owns 80% of the stock of a Nevada limited liability corporation, Harken Costa Rica Holdings LLC ("HCRH"). An affiliate of MKJ owns the remaining 20% of the stock of this subsidiary. Under the terms of the agreement between Harken and MKJ, Harken will pay $4.2 million to MKJ to purchase its share of the Costa Rica Contract rights from MKJ after an agreement and approval of the assignment is signed and ratified with the Republic of Costa Rica. Application for assignment of the contract has been presented to the Costa Rican government for final approval. Harken anticipates that assigning of these contractual rights will be finalized during the second quarter of 2000. Additionally, up to $8 million may be committed by Harken over the next two years to fund the initial minimum work program obligations under the proposed Costa Rica Contract. In connection with Harken's participation in the Costa Rica Contract rights, Harken issued to MKJ certain non-registered, non-transferable stock purchase warrants to purchase 200,000 shares of Harken common stock which are currently exercisable by the holders thereof at any time after November 12, 1998 and on or before November 12, 2001 at an exercise price of $3.50 per share.

(6)      BANK CREDIT FACILITY OBLIGATIONS

          A summary of long-term bank obligations follows:

                                                         December 31,     December 31,
                                                              1998            1999
                                                         -------------   -------------
          Subsidiary notes payable to bank (A)           $          --   $  10,500,000

          Subsidiary project finance facility (B)                   --              --
                                                         -------------   -------------
                                                                    --      10,500,000
          Less: Current portion                                     --              --
                                                         -------------   -------------
                                                         $          --   $  10,500,000
                                                         =============   =============

         (A) XPLOR, a wholly-owned subsidiary of Harken, has a three-year loan facility with Christiania og Kreditkasse ("Christiania") which is solely secured by the oil and gas properties and subsidiaries of XPLOR. The Christiania facility matures on September 30, 2002 and provides up to $50,000,000 in borrowings limited by a borrowing base (as defined by the Christiania facility) which was $10,500,000 at December 31, 1999. The outstanding balance under the Christiania facility was $14,200,000 at the August 19, 1999 merger of XPLOR with Harken, and was paid down by Harken to $10,500,000 subsequent to the merger. The Christiania facility provides for interest based on the Short-term Interbank Offered Rates ("LIBOR") plus a margin of 1.125% to 1.875%, payable at the underlying LIBOR maturities, or lender's prime rate plus 0.25% (8.3% at December 31, 1999) and provides for a commitment fee of 0.375% on the unused amount. At December 31, 1999, Harken was in compliance with all financial covenants related to the facility. The borrowing base is subject to a review by Christiania on a semi-annual basis and may be adjusted subject to the provisions of the Christiania facility.

         (B) Effective September 1, 1999, Harken de Colombia, Ltd. entered into a project finance loan agreement with the International Finance Corporation ("IFC") to be utilized in the development of the Bolivar Association Contract block in Colombia ("the Project"). As of March 30, 2000, no borrowings have been drawn down by Harken de Colombia, Ltd. under the facility.

                  The project finance facility consists of an A Loan of $20,000,000, a syndicated B loan of $25,000,000 and a C Loan of $10,000,000. The A and B Loans will bear interest at LIBOR plus a margin of 3.50% and will be repayable in equal semi-annual installments beginning one year after initial disbursement of funds and continuing for five years. The syndicated B Loan has been jointly arranged by Dresdner Kleinwort Benson, and fully underwritten by Dresdner Bank Lateinamerika AG. The C Loan will bear interest at LIBOR with a quasi-equity income participation and is repayable in full at the end of the sixth year of maturity. The C Loan will be convertible into Harken common stock under certain conditions at a conversion price of $3.00 per share. All loans are extendable for up to two years from the initial term if certain Project performance conditions are achieved. All loans will be secured by the Project. Funding under the facility is subject to certain conditions, including Harken maintaining certain capital commitments to Harken de Colombia, Ltd. to be dedicated to the Project. Harken has incurred approximately $1,174,000 of issuance costs associated with the project finance facility and such costs are being amortized over the term of the facility.

                  Currently, and as of December 31, 1999, Harken de Colombia, Ltd. and Harken do not meet certain of the financial covenants required in order to draw down funds under the project finance facility. Additionally, Harken is reviewing certain aspects of the Project in light of current Bolivar production information and Harken's drilling and development plans for 2000. As of March 30, 2000, no modifications to the project finance facility have been made with IFC.


(7)  DEVELOPMENT FINANCE AND OPERATING AGREEMENTS

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

         Rochester Agreement -- Harken de Colombia, Ltd. entered into an operating agreement (the "Rochester Agreement") with Rochester Energy Corporation ("Rochester", a Canadian corporation) pursuant to which Rochester paid 33 1/3% of the aggregate costs of the Estero #1 well and related production facilities on the Palo Blanco prospect, 25% of the aggregate costs related to the Estero #3 well, and 25% of the aggregate costs of the initial well drilled on the Anteojos prospect, the Canacabare #1, all of which are located within the Alcaravan Contract area. In exchange, Rochester acquired a beneficial interest equal to 25% of the interest held by Harken de Colombia, Ltd. in the Palo Blanco and Anteojos prospect operations. The Estero #1 well was drilled in the first half of 1997 and Estero #3 was spudded in December 1997.

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

         EnCap Development Finance Agreement -- In October 1997, Harken entered into a Development Finance Agreement (the "EnCap Development Finance Agreement") with EnCap Energy Capital Fund III, L.P., EnCap Energy Capital Fund III-B, L.P., BOCP Energy Partners, L.P. and Energy Capital Investment Company PLC (collectively the "EnCap Investors"), pursuant to which the EnCap Investors provided $25 million (the "Payment Amount"), less a 2% investment banking fee, to Harken to finance the planned drilling of the initial wells on three unexplored oil and gas prospects in the Middle Magdalena Basin of Colombia. As part of the transaction, Harken issued 150,000 shares of Harken common stock to the EnCap Investors. The three well exploratory program contemplated the drilling of one prospect on Harken's Bocachico Contract area and the drilling of two prospects on Harken's Cambulos Contract area. In exchange, the EnCap Investors received the right to receive future payments from Harken equal to 5% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from each of the three prospects if the planned drilling on the prospect was successful (the "EnCap Participation"). Pursuant to the EnCap Development Finance Agreement, Harken was obligated to drill each of the three wells prior to October 2000.

         Pursuant to the EnCap Development Finance Agreement, the EnCap Investors had the right, for a period of two years beginning in October 1998, to convert all or part of the EnCap Participation into shares of Harken common stock. The number of shares of Harken common stock to be issued upon conversion of the EnCap Participation was equal to the quotient of (i) the Payment Amount (less any distributions made in respect of the EnCap Participation) plus an amount equal to 15% interest per annum on the net Payment Amount compounded monthly (the "Invested Amount"), divided by (ii) the market price of Harken common stock at the time of conversion. During the same two year period, Harken also had the right to convert the EnCap Participation into shares of Harken common stock with the number of shares of Harken common stock to be issued to be equal to the quotient of (i) the Payment Amount (less any distribution made in respect of the EnCap Participation) plus an amount equal to 25% interest per annum on the net Payment Amount compounded monthly, divided by (ii) the market price of Harken common stock at the time of conversion. Harken could also elect to pay cash upon any conversion of the EnCap Participation in lieu of issuing Harken common stock. The EnCap Development Finance Agreement also provided for additional shares of Harken common stock ("Deficiency Shares") to be issued by Harken in the event of a conversion to the extent that the EnCap Investors do not, under certain circumstances, realize the Invested Amount from the sale of shares of Harken common stock issued at the conversion. See Note 12 -- Related Party Transactions for a discussion of the relationship between Harken and the EnCap Investors.

         In April 1999, Harken received notice from EnCap Investments L.C. that the EnCap Investors elected to exercise their option to convert a 40% portion of the EnCap Participation into shares of Harken common stock. Pursuant to the EnCap Development Finance Agreement, the EnCap Investors received 6,481,512 shares of Harken common stock.

         On October 28, 1999, Harken and the EnCap Investors entered into a repurchase agreement whereby Harken paid cash of $20 million to EnCap Investments L.C. on behalf of the EnCap Investors as full settlement of the remaining Development Finance Obligations to the EnCap Investors. Such repurchase and settlement included the extinguishment of Harken's contingent obligation to issue Deficiency Shares of Harken common stock to the extent that the EnCap Investors did not realize the Invested Amount from the sale of shares issued to the EnCap Investors in April 1999.

         European Development Finance Agreement -- In December 1997, Harken entered into a Development Finance Agreement and other related agreements (the "European Development Finance Agreement") whereby Sidro S.A., Lambertine Holdings, Ltd. and Rauscher Pierce and Clark (collectively the "European Investors") purchased all of the outstanding common stock of Harken Capital Corporation, ("HCC", a newly-formed U.S. corporation) for $7 million. Pursuant to the European Development Finance Agreement, HCC then provided the $7 million to Harken in January 1998 to finance a portion of the cost of the three-well exploratory program discussed above pursuant to terms identical to the EnCap Development Finance Agreement. In exchange, HCC received the right to receive future payments from Harken equal to 1.4% of the net profits that Harken de Colombia, Ltd. may derive from the sale of oil and gas produced from each of the three prospects if the planned drilling on the prospect is successful. As part of the transaction, Harken issued 42,000 shares of Harken common stock to the European Investors and paid a cash fee of $175,000 to one of the European Investors.

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

         Pursuant to the European Development Finance Agreement, the European Investors, Faisal and Harken each have the right to convert the interest into shares of common stock of Harken pursuant to conversion rights terms identical to those terms related to the EnCap Development Finance Agreement, for a period of two years beginning in December 1998. Pursuant to the European Development Finance Agreements, the European Investors, including Faisal, are entitled to Deficiency Shares of Harken common stock in the event of a conversion to the extent that the Investors do not, under certain circumstances, realize the Invested Amount from the sale of Harken common stock issued at conversion.

         In December 1998, one of the European Investors exercised their right to convert all their Institutional Participation into shares of Harken common stock. Harken elected to pay cash of approximately $2.3 million in lieu of issuing Harken common stock. In April and May 1999, respectively, Harken received notice from the remaining European Investors that they had elected to exercise their option to convert all of their Institutional Participation into shares of Harken common stock. Pursuant to the European Development Finance Agreement, the European Investors received 1,908,637 and 1,121,738 shares, respectively, of Harken common stock. In November 1999, Harken and these European Investors entered into an agreement to extend the calculation of the Invested Amount from the date of conversion to September 30, 1999 and also extended the period in which these European Investors could sell their shares of Harken common stock received at conversion. In March 2000, Harken issued to these European Investors 2,398,400 and 1,739,730 shares, respectively, of Deficiency Shares of Harken common stock pursuant to the European Development Finance Agreement as modified.

         Also, in April 1999, Harken received notice from Faisal that it had elected to exercise its option to convert a two-thirds portion of its Institutional Participation into shares of Harken common stock. Pursuant to the Development Finance Agreement with Faisal, Faisal received 1,316,829 shares of Harken common stock. In February 2000, Harken entered into an agreement with Faisal whereby Harken issued 1,457,390 shares of Harken common stock to Faisal as full settlement for any additional shares payable to Faisal related to its April 1999 conversion of its Institutional Participation. In March 2000, Harken received notice from Faisal that it had elected to exercise its option to convert the remaining portion of its Institutional Participation into shares of Harken common stock. Pursuant to the Development Finance Agreement with Faisal, Faisal was issued 1,282,741 shares of Harken common stock. Harken continues to be committed to provide potential additional Deficiency Shares of Harken common stock to Faisal related to the sale of these shares issued.

         Accounting for Development Finance Agreements -- Harken accounts for the Development Finance Agreements Invested Amount, including the accrued 15% per annum increase, as a long-term obligation, as such Invested Amount is payable to the EnCap Investors, the European Investors and Faisal (the 'Institutional Investors") should the Institutional Investors elect to convert their Institutional Participation into shares of Harken common stock. The 15% per annum increase in the Invested Amount, plus the amortization of the issuance costs associated with the Development Finance Agreements, is reflected as Interest Expense and Other, net of amounts capitalized, in the accompanying consolidated statements of operations. Harken records as Interest Expense and Other the fair value of the obligation to issue Deficiency Shares related to conversions of Development Finance Agreements at the time they are converted. In addition, Harken has reflected Interest Expense and Other related to the November 1999 agreement discussed above. As Institutional Participation is converted into shares of Harken common stock, a pro-rata portion of any unamortized issuance costs associated with the Development Finance Agreements is also charged to income as an extraordinary item.

(8)  CONVERTIBLE NOTES PAYABLE

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

         5% European Notes -- On May 26, 1998, Harken issued to qualified purchasers a total of $85 million in 5% Senior Convertible Notes (the "5% European Notes") which mature on May 26, 2003. In connection with the sale and issuance of the 5% European Notes, Harken paid approximately $4,256,000 from the 5% European Notes proceeds for commissions and issuance costs. Interest incurred on these notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are converted. Such 5% European Notes are convertible into shares of Harken common stock at an initial conversion price of $6.50 per share, subject to adjustment in certain circumstances ("the 5% European Note Conversion Price"). The Trust Indenture provided for a 3% percent premium on the number of shares of Harken common stock issuable on conversion to holders of the 5% European Notes who converted prior to November 25, 1998. Other than the February 2000 transaction discussed below, none of the bondholders have exercised their conversion option as of March 30, 2000. The 5% European Notes are also convertible by Harken into shares of Harken common stock after May 26, 1999, if for any period of thirty consecutive days commencing on or after May 26, 1998, the average of the closing prices of Harken common stock for each trading day during such thirty-day period shall have equaled or exceeded 125% of the 5% European Note Conversion Price (or $8.125 per share of Harken common stock). The 5% European Notes may be redeemed for cash, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002, Harken may redeem up to 50% of the 5% European Notes in exchange for shares of Harken common stock at a defined conversion price based on an average market price of Harken common stock. Beginning May 26, 2003, Harken may similarly redeem all remaining 5% European Notes. The 5% European Notes are listed on the Luxembourg Stock Exchange.

         In February 2000, Harken entered into an agreement with a holder of the European Notes where the holder exchanged Notes in the face amount of $6,000,000, plus accrued interest, for 3,000,000 shares of Harken common stock. As a result of this transaction, Harken will include a charge to earnings of approximately $2,100,000 related to the fair value of the shares of Harken common stock issued in excess of the number of shares which would have been issued pursuant to the $6.50 per share conversion price of the European Notes.

         Commissions and issuance costs associated with the European Notes are deferred and are included in Other Assets and are amortized to interest expense over the period until conversion or maturity of the European Notes. As European Notes are converted to Harken common stock, a pro-rata portion of these deferred costs are charged to Additional Paid-In Capital.

         Benz Convertible Notes -- On December 30, 1999 (the "Closing Date"), Harken issued the Benz Convertible Notes in exchange for certain prospects acquired from Benz. (See Note 2 - Mergers and Acquisitions for further discussion of the acquisition of the Benz Prospects) The Benz Convertible Notes mature May 26, 2003 and bear interest at 5% per annum, payable semi-annually in May and November of each year to maturity or until the Benz Convertible Notes are converted. Such Benz Convertible Notes are convertible into shares of Harken common stock at a conversion price of $6.50 per share, subject to adjustment in certain circumstances (the "Benz Notes Conversion Price"). The Benz Convertible Notes are also convertible by Harken into shares of Harken common stock, if for any period of thirty consecutive days the average of the closing prices of Harken common stock for each trading day during such thirty-day period shall have equaled or exceeded 125% of the Benz Notes Conversion Price (or $8.125 per share of Harken common stock). The Benz Convertible Notes may be redeemed for cash, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002 Harken may redeem up to 50% of the Benz Convertible Notes in exchange for shares of Harken common stock at a conversion price to be calculated based on an average market price of Harken common stock.

         For a period of nine months following the Closing Date (the "Restricted Put Period"), Benz may require Harken to redeem the Benz Convertible Notes into Harken's option of either cash or Harken common stock, provided that such consideration is used to retire obligations of Benz at a discount, which is acceptable to Harken at Harken's sole discretion, to the face amount of such obligations. In addition, for a period of nine months, beginning no later than the end of the Restricted Put Period, the Benz Convertible Notes may be redeemed at Benz's option for an amount equal to 50% of the then outstanding principal amount, plus accrued interest, of the related Benz Convertible Notes, payable at Harken's option either in cash or Harken common stock.

         Harken has reflected the Benz Convertible Notes on its consolidated balance sheet at the fair value of the Notes on the Closing date. The difference between the fair value and the face amount of the Benz Convertible Notes outstanding will be accreted into interest expense over the term of the notes.


(9)  STOCKHOLDERS' EQUITY

         Common Stock -- Harken currently has authorized 225,000,000 shares of $.01 par common stock. At December 31, 1998 and 1999, Harken had issued 134,758,830 shares and 155,707,548 shares, respectively.

         Treasury Stock -- At December 31, 1998 and 1999, Harken had 700,000 and 2,153,000 shares, respectively, of treasury stock. During 1999, Harken purchased 1,453,000 shares of Harken common stock in the open market at a cost of approximately $1,964,000.

         Issuance of Convertible Notes Payable -- In July 1996, Harken issued to qualified purchasers a total of $40 million in 6 1/2% European Notes which were to mature on July 30, 2000. The 6 1/2% European Notes were convertible under certain terms into approximately 16,000,000 shares of Harken common stock. During the last half of 1996, holders of 6 1/2% European Notes totaling $1,400,000 exercised their conversion option and such holders were issued 560,000 shares of Harken common stock. During the first six months of 1997, holders of 6 1/2% European Notes totaling an additional $19,300,000 exercised their conversion option and such holders were issued 7,720,000 shares of Harken common stock. On July 31, 1997, Harken converted the remaining 6 1/2% European Notes into 7,720,000 shares of Harken common stock. In connection with the issuance of the 6 1/2% European Notes, Harken issued to the placement agents for the 6 1/2% European Notes certain non-registered non-transferrable stock purchase warrants to purchase

1,280,000 shares of Harken common stock which are currently exercisable by the holders thereof at any time on or before July 31, 1999 at an exercise price of $2.50 per share.

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

         In May 1998, Harken issued to qualified purchasers a total of $85 million in 5% European Notes which mature on May 26, 2003. Such 5% European Notes are convertible into shares of Harken common stock at an initial conversion price of $6.50 per share, subject to adjustment in certain circumstances ("the 5% European Note Conversion Price"). Other than the February 2000 transaction discussed below, none of the bond holders have exercised their conversion option as of March 30, 2000. The 5% European Notes are also convertible by Harken into shares of Harken common stock after May 26, 1999, if for any period of thirty consecutive days commencing on or after May 26, 1998, the average of the closing prices of Harken common stock for each trading day during such thirty-day period shall have equaled or exceeded 125% of the 5% European Note Conversion Price (or $8.125 per share of Harken common stock). The 5% European Notes may be redeemed for cash, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002, Harken may redeem up to 50% of the 5% European Notes in exchange for shares of Harken common stock at a defined conversion price based on an average market price of Harken common stock. Beginning May 26, 2003, Harken may similarly redeem all remaining 5% European Notes. In connection with the issuance of the 5% European Notes, Harken issued to the placement agents for the 5% European Notes warrants to purchase 200,000 shares of Harken common stock at any time after May 26, 1998 and on or before May 26, 2000 at an exercise price of $6.50 per share. The 5% European Notes are listed on the Luxembourg Stock Exchange.

         In February 2000, Harken entered into an agreement with a holder of the European Notes where the holder exchanged Notes in the face amount of $6,000,000, plus accrued interest, for 3,000,000 shares of Harken common stock.

         On December 30, 1999 (the "Closing Date"), Harken issued the Benz Convertible Notes in exchange for certain prospects acquired from Benz. (See
Note 2 - Mergers and Acquisitions for further discussion of the acquisition of the Benz Prospects) The Benz Convertible Notes mature May 26, 2003 and bear interest at 5% per annum, payable semi-annually in May and November of each year to maturity or until the Benz Convertible Notes are converted. Such Benz Convertible Notes are convertible into shares of Harken common stock at a conversion price of $6.50 per share, subject to adjustment in certain circumstances (the "Benz Notes Conversion Price"). The Benz Convertible Notes are also convertible by Harken into shares of Harken common stock, if for any period of thirty consecutive days the average of the closing prices of Harken common stock for each trading day during such thirty-day period shall have equaled or exceeded 125% of the Benz Notes Conversion Price (or $8.125 per share of Harken common stock). The Benz Convertible Notes may be redeemed for cash, at Harken's option, at par, in whole or in part, at any time after

May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002 Harken may redeem up to 50% of the Benz Convertible Notes in exchange for shares of Harken common stock at a conversion price to be calculated based on an average market price of Harken common stock.

         Acquisition of Texas Properties -- In August, 1997, Harken acquired working interests in the Cal-T Properties in exchange for 565,000 shares of Harken common stock. See Note 2 - Mergers and Acquisitions for further discussion.

         Acquisition of EnerVest Properties -- On July 10, 1996, Harken Exploration acquired working interests in certain producing oil and gas properties in Arkansas and New Mexico, (the "EnerVest Properties") for a purchase price valued at approximately $15,200,000 and the assumption of certain operational liabilities relating to these properties. As partial consideration for the properties, Harken issued 1,550,000 in shares of Harken common stock issued after closing. Pursuant to a Resolution and Settlement Agreement in March 1997, Harken issued an additional 1,400,000 shares of common stock as final consideration for the properties. Harken also issued to EnerVest warrants to purchase, for a period of three years from closing, 300,000 restricted shares of Harken common stock at an exercise price of $2.75 per share. During the third quarter of 1997, the holder exercised warrants to purchase 100,000 shares of Harken common stock.

         Acquisition of Bargo Properties -- In May 1998, Harken acquired working interests in the Bargo Properties in exchange for 2,716,483 shares issuable at closing. Additional consideration of approximately $4,000,000 was paid by Harken to the sellers in cash during July 1999. See Note 2 - Mergers and Acquisitions for further discussion.

         Merger with XPLOR-- In August 1999, Harken entered into a merger agreement with XPLOR whereby XPLOR became a wholly-owned subsidiary of Harken. As consideration for the merger, Harken issued 7,500,000 shares of Harken common stock and issued 2,336,066 warrants for the purchase of shares of Harken common stock at $2.50 per share, exercisable through February 2001 . See Note 2 - Mergers and Acquisitions for further discussion.

         Development Finance Agreements -- Harken entered into development finance agreements relating to certain of its Colombian operations. Pursuant to these development finance agreements, certain investors have the option, or have previously exercised their options, to convert their beneficial interest in a specific operating area into shares of Harken common stock. In addition, certain of these investors were issued shares of Harken common stock at the time of entering into a development finance agreement with Harken. In October 1999, Harken repurchased for cash a significant majority of the remaining development finance agreements. For a complete discussion of each of the various development finance agreements, and further discussions of certain conversions of beneficial interests exercised in April and May 1999, and March 2000, as well as a discussion of the October 1999 repurchase, see Note 7 - Development Finance and Operating Agreements.

         Series F Preferred Stock -- On April 9, 1998, Harken entered into a Securities Purchase Agreement with RGC International Investors, LDC ("RGC"), pursuant to which Harken issued to RGC 15,000 shares of its Series F Convertible Preferred Stock (the "Series F Preferred") in exchange for $15,000,000. The Series F Preferred was convertible into shares of Harken common stock at a conversion price based upon the market price of Harken common stock at the time of conversion. The number of shares of Harken common stock issuable upon conversion of the Series F Preferred also included a premium amount equal to an increase calculated on the face value of the Series F Preferred at 5% per annum. Harken reflected this

5% per annum increase throughout 1998 as accretion related to preferred stock in the accompanying Consolidated Statements of Operations. Such accretion amount is reflected in Harken's calculation of net loss attributable to common stock. The Series F Preferred did not pay dividends.

         On January 5, 1999, Harken reached an agreement with RGC to extend the fixed conversion price dates and mandatory conversion date by one year on Harken's $15 million Series F Preferred. Under the terms of the new agreement with RGC, Harken would have issued shares of a new Series G Convertible Preferred Stock (the "Series G Preferred") in exchange for the outstanding Series F Preferred. In January 1999, RGC elected to present its Series F Preferred for conversion and Harken elected to pay cash of approximately $25,273,000 to RGC in lieu of issuing shares of Harken common stock. Harken has reflected an additional amount of approximately $1,302,000 of accretion related to Series F Preferred which represents the portion of the ultimate redemption value generated in December 1998 and has reflected the additional accretion amount of approximately $8,427,000 in 1999 which represents the ultimate redemption value generated in the first quarter of 1999.

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

         Per Share Data -- Basic loss per common share was computed by dividing net loss attributed to common stock by the weighted average number of shares of Harken common stock outstanding during the year. The impact of unconverted Convertible Notes was not included in any of the years presented as their effect would have been antidilutive. The impact of the unconverted Development Finance Agreements and the unconverted Series F Preferred were not included for any of the years presented as their effect would have been antidilutive.

         Summary of Outstanding Warrants -- At December 31, 1999, Harken has the following outstanding warrants available to be exercised (not in thousands):

 Year of Issuance   Number of Shares    Exercisable        Price         Expiration Date
-----------------  ------------------  -------------  ----------------  -----------------
      1998               400,000           400,000     $3.50 to $6.50      2000 - 2001
      1999             2,336,066         2,336,066         $2.50              2001


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

         Harken's 1993 Stock Option and Restricted Plan has authorized the grant of options to Harken employees and directors for up to 4,000,000 shares of Harken common stock. Harken's 1996 Stock Option and Restricted Stock Plan has authorized the grant of 18,525,000 shares of Harken common stock. All options granted have 10-year terms and vest and become fully exercisable at the end of 4 years of continued employment.

         Pro forma information regarding net loss and loss per share is required by FAS 123, and has been determined as if Harken had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1998 and 1999, respectively: risk-free interest rates of 5 1/2%, 5% and 5%; dividend yields of 0%; volatility factors of the expected market price of Harken common stock of .588, .665, and .898; and a weighted-average expected life to the option of 4 years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Harken's pro forma information follows (in thousands except for earnings per share information):

                                                         Year Ended December 31,
                                                  ------------------------------------
                                                     1997         1998         1999
                                                  ----------   ----------   ----------
          Pro forma net loss attributed to
          common stock                            $   (2,486)  $  (61,689)  $  (25,461)
          Pro forma basic loss per share          $    (0.02)  $    (0.47)  $    (0.18)

         The weighted average fair value of the options issued in 1997, 1998 and 1999 was $2.63, $2.33, and $0.83 per share, respectively, underlying such option.

         A summary of Harken's stock option activity, and related information for the years ended December 31, 1997, 1998 and 1999 follows (not in thousands):

                                                                    Year Ended December 31,
                              ------------------------------------------------------------------------------------------------
                                          1997                             1998                             1999
                              -----------------------------   -------------------------------   ------------------------------
                                                Weighted-                        Weighted-                        Weighted-
                                                 Average                          Average                          Average
                                 Options     Exercise Price      Options       Exercise Price      Options      Exercise Price
                              ------------   --------------   -------------    --------------   ------------    --------------
Outstanding-beginning of year    5,224,300   $         2.15       8,376,999    $         3.34     11,176,749    $         3.58

   Granted                       3,320,000   $         2.92       2,979,500    $         4.28      3,382,375    $         1.38

   Exercised                      (114,051)  $         1.90         (81,500)   $         2.54             --                --

   Forfeited                       (53,250)  $         2.28         (98,250)   $         4.83       (511,628)   $         3.11
                              ------------   --------------   -------------    --------------   ------------    --------------

Outstanding-end of year          8,376,999   $         3.34      11,176,749    $         3.58     14,047,496    $         3.06

Exercisable-end of year          2,773,999   $         1.93       4,627,294    $         2.53      6,703,621    $         3.03

         Exercise prices for options outstanding as of December 31, 1997 ranged from $1.00 to $6.00. Exercise prices for options outstanding as of December 31, 1998 ranged from $1.00 to $6.4375. Exercise prices for options outstanding as of December 31, 1999 ranged from $0.8125 to $6.4375.


(11)  INCOME TAXES

         At December 31, 1999, Harken had available for federal income tax reporting purposes, net operating loss (NOL) carryforward for regular tax purposes of approximately $101,000,000 which expires in 2000 through 2019, alternative minimum tax NOL carryforward of approximately $88,000,000 which expires in 2000 through 2019, statutory depletion carryforward of approximately $2,000,000 which does not have an expiration date, and a net capital loss carryforward of approximately $6,000,000 which expires in 2000. Approximately $5,000,000 of the net operating loss carryforward has been acquired with the purchase of subsidiaries and must be used to offset future income from profitable operations within those subsidiaries.

         The following is a reconciliation of the reported amount of income tax expense for the years ended December 31, 1997, 1998 and 1999 to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income:

                                                                  Year Ended December 31,
                                                         ---------------------------------------
                                                            1997          1998           1999
                                                         ----------    ----------     ----------
          Tax expense using statutory rate               $       --    $       --     $       --
          Alternative minimum tax provision                      27            --             --
          State income taxes                                     36            34             30
                                                         ----------    ----------     ----------
               Current tax expense                       $       63    $       34     $       30
                                                         ==========    ==========     ==========


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

         There were no deferred tax liabilities as of December 31, 1999. Total deferred tax assets, primarily related to the net operating loss carryforward, were approximately $34,000,000 at December 31, 1999. The total deferred tax asset is offset by a valuation allowance of approximately $34,000,000 at December 31, 1999, resulting in no impact to Harken's results of operations.

 (12)  RELATED PARTY TRANSACTIONS

         Harken has on its Board of Directors a director who is also a managing director of EnCap Investments L.C. ("EnCap"). EnCap has historically provided financial consulting and investment banking services to Harken. In connection with the June 1997 placement of the 5 1/2% European Notes, EnCap received as a financial consulting fee, $466,667 in cash, and a warrant to purchase 50,000 shares of Harken common stock at any time after December 11, 1997 and on or before December 11, 1999 at an exercise price of $5.00 per share. As described in Note 7 -- Development Finance and Operating Agreements, in October 1997, Harken entered into a Development Finance Agreement with the EnCap Investors. EnCap serves as the general partner of three of the EnCap Investors and the new Harken director serves as a director of the fourth EnCap Investor. In connection with the EnCap Development Finance Agreement, EnCap received an investment banking fee of $500,000. In October 1999, Harken purchased all the interests and rights held by the EnCap Investors for $20,000,000 cash. As described in Note 2
- Mergers and Acquisitions, in May 1998 Harken acquired the Bargo Properties from St. Martinville Partners, Ltd. and Bargo Energy Company, which are affiliates of EnCap. In addition, in December 1999, Harken acquired the Benz Prospects from Benz, which is an affiliate of EnCap. Harken believes that the above transactions were made at terms at least as favorable to Harken as those that could have been secured with an unrelated party.

         During 1997 and 1998, Harken made secured short-term loans to certain members of Harken's Board of Directors and Management. Such notes receivable are reflected in Harken's consolidated balance sheet at December 31, 1998 and December 31, 1999 as Related Party Notes Receivable.

(13)  HEDGING ACTIVITIES

         During 1999, Harken entered into certain commodity derivative instruments, which are effective in mitigating commodity price risk associated with a portion of its monthly crude oil and natural gas production and cash flow. With the August 19, 1999 merger with XPLOR, Harken held natural gas price swaps entered into by XPLOR. At December 31, 1999, such natural gas price swaps result in XPLOR receiving fixed prices of approximately $2.20 per MMBTU covering a total of 1,800,000 MMBTUs over the life of the swaps, through December 2001. Harken allocated a portion of the XPLOR purchase price to the fair value of these swap contracts as of the date of the merger. At December 31, 1999, the remaining deferred obligation relating to these natural gas swap contracts of approximately $679,000, and having a market value of approximately $428,000, is reflected in accrued liabilities and will be recognized in revenue over the life of the contracts as the hedged natural gas is sold. At December 31, 1999, Harken also held a put option for crude oil with a fixed price of $15 per barrel covering 185,000 barrels over the life of the option, through October 31, 2000. At December 31, 1999,the remaining unamortized premium of approximately $75,000 relating to the crude oil put option is included in other current assets and will be recognized in revenue over the life of the option as the hedged crude oil is sold.

         Settlements of oil and gas commodity derivatives are based on the difference between fixed swap or option prices and the New York Mercantile Exchange closing prices for each month during the life of the contracts. Harken monitors its crude oil and gas production prices compared to New York Mercantile Exchange prices to assure its commodity derivatives are effective hedges in mitigating its commodity price risk.

 (14)  OTHER INFORMATION

         Quarterly Data -- (Unaudited) -- The following tables summarize selected quarterly financial data for 1998 and 1999 expressed in thousands, except per share amounts:

                                                       Quarter Ended
                                  -------------------------------------------------------       Total
                                   March 31      June 30      September 30    December 31       Year
                                  ----------   -----------    ------------    -----------    ----------
1998

Revenues                          $    4,362    $    4,896    $      5,754    $     4,758    $   19,770

Gross profit                           1,318         1,288           1,407            931         4,944

Net loss                                (549)         (612)        (28,444)       (26,182)      (55,787)

Basic and diluted loss
per common share                  $    (0.00)   $    (0.01)   $      (0.22)   $     (0.21)   $    (0.44)


1999

Revenues                          $    4,336    $    5,100    $      6,587    $     7,433    $   23,456

Gross profit                           1,622         2,366           3,400          3,422        10,810

Net loss                              (1,648)       (2,795)         (1,645)        (6,622)      (12,710)

Basic and diluted loss per
common share                      $    (0.08)   $    (0.01)   $      (0.01)   $     (0.05)   $    (0.15)


         Significant Customers -- In 1997, one oil purchaser represented 15% of consolidated revenues. In 1998 and 1999, no individual purchaser represented 10% or more of consolidated revenues. Harken has secured and maintains letters of credit with significant purchasers. In addition, management does not feel that the loss of a significant purchaser would significantly impact the operations of Harken due to the availability of other potential purchasers for its oil and gas production.

         Operating Segment Information -- Harken divides its operations into two operating segments which are managed and evaluated by Harken as separate operations. Harken's North American operating segment currently relates to Harken's exploration, development, production and acquisition efforts in the United States whereby production cash flows are discovered or acquired, and operates primarily through traditional ownership of mineral interests in the various states in which it operates. Harken's North American production is sold to established purchasers and generally transported through an existing and well-developed pipeline infrastructure. Harken's Middle American operating segment currently relates to Harken's exploration, development, production and acquisition efforts in Colombia and Costa Rica. Middle American segment production cash flows are discovered through extensive drilling operations conducted under Association Contract or Concession arrangements with the state-owned oil and gas companies/ministries in the respective countries. Harken's Middle American production is currently sold to local purchasers with anticipated future production levels requiring export marketing operations to purchasers outside of the originating country. Harken's Middle American operations are heavily capital intensive in the exploration and development phases due to remote well locations and the general need for the construction of Harken's own flowline connections and production facilities. During the three-year period ended December 31, 1999, none of Harken's Middle American segment operations related to Costa Rica.

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

         Harken's financial information for each of its operating segments is as follows for each of the three years in the period ended December 31, 1999:


                                          NORTH           MIDDLE
                                         AMERICA          AMERICA          TOTAL
                                       ------------    ------------    ------------
FOR THE YEAR ENDED
   DECEMBER 31, 1997:

Operating revenues                     $     14,113    $         --    $     14,113
Interest and other income                     2,327           2,328           4,655
Depreciation and amortization                 5,102              81           5,183
Interest expense and other, net                 720           1,283           2,003
Income tax expense                               63              --              63
Segment profit (loss)                         1,197          (1,481)           (284)
Capital expenditures                          6,413          35,065          41,478
Total assets at end of year                 130,953         107,827         238,780

FOR THE YEAR ENDED
   DECEMBER 31, 1998:

Operating revenues                     $     10,394    $        538    $     10,932
Interest and other income                     4,611           4,227           8,838
Depreciation and amortization                 5,136             183           5,319
Valuation allowance                          50,518              --          50,518
Interest expense and other, net                 598           3,696           4,294
Income tax expense                               34              --              34
Segment loss                                (52,940)         (2,847)        (55,787)
Capital expenditures                         23,968          84,411         108,379
Total assets at end of year                 108,938         211,178         320,116

FOR THE YEAR ENDED
   DECEMBER 31, 1999:

Operating revenues                     $     16,719    $      3,026    $     19,745
Interest and other income                     1,831           1,880           3,711
Depreciation and amortization                 5,591           1,122           6,713
Provision for asset impairments                  --           1,599           1,599
Interest expense and other, net               2,918           4,378           7,296
Income tax expense                               30              --              30
Segment loss                                 (2,811)         (9,899)        (12,710)
Capital expenditures                         53,448          44,005          97,453
Total assets at end of year                  99,534         199,386         298,920

(15)  OIL AND GAS DISCLOSURES

         Costs Incurred in Property Acquisition, Exploration and Development
Activities:


                                                                        Year Ended December 31,
                                                            -------------------------------------------------
                                                                1997             1998              1999
                                                            -------------    --------------    --------------
DOMESTIC COSTS INCURRED:

  Acquisition of properties
    Evaluated                                               $      3,896     $     11,744          $ 34,720
    Unevaluated                                                       --            8,778            14,481
  Exploration                                                        170            2,577               815
  Development                                                      2,347              869             3,432
                                                            ------------     ------------          --------
      Total domestic costs incurred                         $      6,413     $     23,968          $ 53,448
                                                            ============     ============          ========


INTERNATIONAL COSTS INCURRED:

  Acquisition of properties
    Evaluated                                               $      4,115     $        903          $  3,761
    Unevaluated                                                       --            6,313                72
  Exploration                                                     30,950           77,195            40,172
  Development                                                         --               --                --
                                                            ------------     ------------          --------
      Total international costs incurred                    $     35,065     $     84,411          $ 44,005
                                                            ============     ============          ========

         International costs incurred during 1997 and 1998 relate to Harken's Colombian operations. International costs incurred during 1999 include $2,037,000 of Costa Rica costs.

         Capitalized Costs Relating to Oil and Gas Producing Activities:

                                                     December 31,
                                        -----------------------------------
                                          1997         1998          1999
                                        ---------    ---------    ---------
CAPITALIZED COSTS:
  Unevaluated Colombia properties       $  21,769    $  60,162    $  25,154
  Unevaluated Costa Rica properties            --           --        2,037
  Unevaluated domestic properties           5,780        4,372       17,111
  Evaluated Colombia properties            22,754       68,772      140,964
  Evaluated domestic properties            67,431       92,807      131,159
                                        ---------    ---------    ---------
  Total capitalized costs                 117,734      226,113      316,425
    Less accumulated depreciation and
    amortization                          (12,928)     (68,157)     (74,217)
                                        ---------    ---------    ---------

  Net capitalized costs                 $ 104,806    $ 157,956    $ 242,208
                                        =========    =========    =========


         Oil and Gas Reserve Data -- (Unaudited) -- The following information is presented with regard to Harken's proved oil and gas reserves. The reserve values and cash flow amounts reflected in the following reserve disclosures are based on prices received as of year end. As of December 31, 1999, Harken has reflected proved reserves in Colombia related to its Alcaravan and Bolivar Association Contracts. As Harken identifies proved reserves associated with other Association Contracts, or identifies proved reserves from additional prospects within its Alcaravan and Bolivar Association Contracts, such reserves will be added in the year of their discovery. During 1999, Harken applied to Ecopetrol for a declaration of commercial discovery related to the Palo Blanco field on the Alcaravan Association Contract and the Catalina field on the Bolivar Association Contract. Correspondence from Ecopetrol indicates that it is probable that in the event Ecopetrol declares these fields to be commercial, Harken will be reimbursed for Ecopetrol's share of historical costs through Ecopetrol's share of future production volumes. As such, beginning December 31, 1999, Harken has reflected the additional reserve volumes relating to future historical cost reimbursements from Ecopetrol. Such treatment of cost recovery volumes has resulted in an increase of proved reserves of approximately 911,000 barrels of oil. If Ecopetrol does not elect to approve Harken's commerciality application and participate in the development of any of Harken's producing fields, Harken could choose to develop the fields pursuant to a sole-risk operation and Harken's share of such reserves could additionally be increased accordingly. All Colombian proved reserves are net of Ecopetrol's 20% royalty pursuant to each related Association Contract. Harken's Colombian reserves have been reviewed by Gaffney, Cline & Associates. For further discussion of Harken's Colombian operations, see Note 5 - Middle American Operations. Harken has reflected no reserves related to its Costa Rica operations.

         Harken's domestic reserves reflect proved reserves added as a result of certain merger and acquisition activities consummated during 1997, 1998 and 1999. See Note 2 - Mergers and Acquisitions for further discussion. Harken's domestic reserve information excludes Harken's share of the future cash flows from the Aneth Gas Plant, which is part of Harken's Four Corners Properties. Harken's domestic reserves have been prepared by either DeGolyer and MacNaughton or Netherland, Sewell & Associates, Inc.

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


         Pending SEC Review of Reserve Report--In connection with Harken's recent filing of a registration statement on Form S-3, the Securities and Exchange Commission (the "SEC") has issued a comment letter disagreeing with Harken's classification of its reserves in Colombia as proved. Gaffney, Cline & Associates, Harken's independent reserve engineers, classified these reserves as proved in the reserve report for the year ended December 31, 1999 issued for Harken, which was used in the preparation of the financial statements included herein. Harken has reviewed the SEC comments with Gaffney Cline & Associates and both Gaffney Cline & Associates and Harken believe that such reserves are properly classified as proved. However, if these reserves are ultimately reclassified as not proved, Harken's Colombian proved reserves will be materially reduced, which could result in a write-down of Harken's Colombian capitalized property costs.

                                                                       (Unaudited)
                                       ---------------------------------------------------------------------------------------
                                               United States                   Colombia                   Total Worldwide
                                        --------------------------    --------------------------    --------------------------
                                            Oil            Gas            Oil            Gas            Oil            Gas
                                         (Barrels)        (Mcf)        (Barrels)        (Mcf)        (Barrels)        (Mcf)
                                        -----------    -----------    -----------    -----------    -----------    -----------
                                                                             (in thousands)
PROVED RESERVES:

AS OF DECEMBER 31, 1996                       5,352         31,848          2,037          2,312          7,389         34,160

  Extensions and discoveries                     95          3,977          3,922            134          4,017          4,111

  Revisions                                    (546)        (8,437)         1,586          1,067          1,040         (7,370)

  Production                                   (416)        (1,922)            --             --           (416)        (1,922)

  Purchases of reserves in place                345          4,185            713            129          1,058          4,314
                                        -----------    -----------    -----------    -----------    -----------    -----------



AS OF DECEMBER 31, 1997                       4,830         29,651          8,258          3,642         13,088         33,293

  Extensions and discoveries                    103          2,871         18,144         41,866         18,247         44,737

  Revisions                                  (2,180)        (7,824)        (1,310)          (145)        (3,490)        (7,969)

  Production                                   (433)        (2,063)           (61)            --           (494)        (2,063)

  Sales of reserves in place                     (5)           (27)            --             --             (5)           (27)

  Purchases of reserves in place              1,325          5,723          2,851         34,757          4,176         40,480
                                        -----------    -----------    -----------    -----------    -----------    -----------


AS OF DECEMBER 31, 1998                       3,640         28,331         27,882         80,120         31,522        108,451

  Extensions and discoveries                      1          3,814          3,855             --          3,856          3,814

  Revisions                                     842         (2,621)        (5,492)       (35,720)        (4,648)       (38,341)

  Production                                   (510)        (2,847)          (248)            --           (760)        (2,847)

  Sales of reserves in place                   (119)        (2,734)            --             --           (119)        (2,734)

  Purchases of reserves in place              2,504         28,875          1,142             --          3,646         28,875
                                        -----------    -----------    -----------    -----------    -----------    -----------


AS OF DECEMBER 31, 1999                       6,358         52,818         27,139         44,400         33,497         97,218
                                        ===========    ===========    ===========    ===========    ===========    ===========

PROVED DEVELOPED RESERVES AT:

  December 31, 1997                           3,002         15,080          1,599            167          4,601         15,247

  December 31, 1998                           1,859         13,804          9,642          3,026         11,501         16,830

  December 31, 1999                           3,777         28,289          5,001             --          8,778         28,289

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

                                                                   (Unaudited)
                                                 -------------------------------------------------
                                                 United States      Colombia       Total Worldwide
                                                 -------------    -------------    ---------------
                                                                  (in thousands)
DECEMBER 31, 1998:

     Future cash inflows                         $      92,210    $     286,934    $       379,144

        Production costs                               (29,689)         (24,571)           (54,260)

        Development costs                              (17,239)         (41,757)           (58,996)
                                                 -------------    -------------    ---------------
     Future net inflows before income tax               45,282          220,606            265,888

     Future income taxes                                    --          (38,914)           (38,914)
                                                 -------------    -------------    ---------------
     Future net cash flows                              45,282          181,692            226,974

     10% discount factor                               (20,602)         (61,521)           (82,123)
                                                 -------------    -------------    ---------------

Standardized measure of discounted future
net cash flows                                   $      24,680    $     120,171    $       144,851
                                                 =============    =============    ===============



DECEMBER 31, 1999:
     Future cash inflows                         $     282,323    $     680,930    $       963,253
        Production costs                               (89,569)        (145,940)          (235,509)
        Development costs                              (29,948)         (51,030)           (80,978)
                                                 -------------    -------------    ---------------
     Future net inflows before income tax              162,806          483,960            646,766
     Future income taxes                                (3,068)        (112,828)          (115,896)
                                                 -------------    -------------    ---------------
     Future net cash flows                             159,738          371,132            530,870
     10% discount factor                               (64,265)        (162,192)          (226,457)
                                                 -------------    -------------    ---------------
Standardized measure of discounted future
net cash flows                                   $      95,473    $     208,940    $       304,413
                                                 =============    =============    ===============

Changes In Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

                                                                    (Unaudited)
                                                        -----------------------------------
                                                          1997         1998         1999
                                                        ---------    ---------    ---------
    WORLDWIDE                                                       (in thousands)
    Standardized measure -- beginning of year           $ 142,243    $  90,580    $ 144,851
    Increase (decrease)
      Sales, net of production costs                       (8,195)      (4,759)     (10,470)
      Net change in prices, net of production costs       (67,852)     (53,357)     246,698
      Development costs incurred                            5,345       11,159       11,098
      Change in future development costs                    2,901       18,243       (7,125)
      Change in future income taxes                        (4,898)      (9,404)     (38,402)
      Revisions of quantity estimates                      (3,931)     (19,929)    (107,793)
      Accretion of discount                                14,224        9,058       14,485
      Changes in production rates, timing and other       (14,051)     (11,756)     (35,005)
      Extensions and discoveries, net of future costs      16,007       82,230       40,035
      Sales of reserves-in-place                               --          (42)      (2,789)
      Purchases of reserves-in-place                        8,787       32,828       48,830
                                                        ---------    ---------    ---------
    Standardized measure -- end of year                 $  90,580    $ 144,851    $ 304,413
                                                        =========    =========    =========

(16) COMMITMENTS AND CONTINGENCIES

         Operating Leases -- Harken leases its corporate and certain other office space and certain field operating offices. Total office and operating lease payments during 1997, 1998 and 1999 were $551,000, $1,054,000, and
$1,437,000 respectively. Future minimum rental payments required under all leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1999, net of sublease arrangements, are as follows:

              Year                                      Amount
         ----------------                             ----------
         2000                                         $      745
         2001                                                655
         2002                                                631
         2003                                                587
         2004                                                337
         Thereafter                                           --
                                                      ----------

            Total minimum payments required           $    2,955
                                                      ==========

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

         In September 1997, Harken Exploration Company, a wholly-owned subsidiary of Harken, was served with a lawsuit filed in U.S. District Court for the Northern District of Texas, Amarillo Division, styled D. E. Rice and Karen Rice, as Trustees for the Rice Family Living Trust ("Rice") vs. Harken Exploration Company. In the lawsuit, Rice alleges damages resulting from Harken Exploration Company's alleged spills on Rice's property and has claimed that the Oil Pollution Act ("OPA") should be applied in this circumstance. Harken believes that this position as well as the lawsuit in total is wholly without merit. In October 1999, the trial court granted Harken's Motion for Summary Judgment that the OPA did not apply and dismissed the Rice claim under it. Rice has appealed the trial court's summary judgement to the U.S. Fifth Circuit Court of Appeals. The appeal is not expected to be heard before the fourth quarter of 2001. In Harken management's opinion, the results of the lawsuit and appeal will not have a material adverse effect on Harken's financial position.

         Search Acquisition Corp. ("Search Acquisition"), a wholly-owned subsidiary of Harken, is a defendant in a lawsuit filed by Petrochemical Corporation of America and Lorken Investments Corporation (together, "Petrochemical"). This lawsuit arises out of Petrochemical's attempt to enforce a judgement entered in 1993 against a group of twenty limited partnerships known as the "Odyssey limited partnerships." Petrochemical claims that Search Exploration, Inc. is liable for payment of the judgement as the successor-in-interest to eight Odyssey limited partnerships. Search Acquisition was the surviving corporation in the 1995 merger with Search Exploration, Inc. On February 28, 1996, the court granted Search Acquisition's motion for summary judgment. On July 3, 1998, the Fifth District Court of Appeals for the State of Texas reversed the trial court's summary judgment and remanded the case to the trial court. It is estimated that this trial will take place in the fourth quarter of 2000. Although the ultimate outcome of this litigation is uncertain, Harken believes that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken's financial condition.

         420 Energy Investment, Inc. and ERI Investments, Inc. (collectively "420 Energy") filed a lawsuit against XPLOR Energy, Inc., ("XPLOR") a wholly-owned subsidiary of Harken, on December 21, 1999 in the New Castle County Court of Chancery of the State of Delaware. 420 Energy alleges that they are entitled to appraisal and payment of the fair value of their common stock in XPLOR as of the date XPLOR merged with Harken. Although the outcome of this litigation is uncertain, Harken believes that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken's financial condition.

         On March 8, 2000, the Company was named as a third party defendant in an action styled State of Texas vs. Amber Refining, Inc., Paradigm Properties Management, Inc., Amber Terminal, Inc., Texas 150 Business Park, Inc., Edward A. Shaw, ESCM & Associates, Restructure Petroleum Marketing, Inc., and EZ Serve Corporation, Inc.; Case No. 97-05966 pending in the 261st District Court for Travis County, Texas. This is an action brought by the State of Texas against the owners of a refinery and refined products terminal facility located in Fort Worth, Texas. The Company believes that it has no liability in this matter.

         Harken and its subsidiaries currently are involved in various other lawsuits and other contingencies, which in management's opinion, will not have a material adverse effect on Harken's financial position.

         Harken has accrued approximately $6,063,000 at December 31, 1999 relating to certain other operational or regulatory liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in significant loss exposure to Harken.

         Year 2000 Update -- Over the past two years, Harken has prepared for the potential impact of the Year 2000 on the processing of date-sensitive information by Harken's computer systems. The Year 2000 issue involves circumstances where a computerized system may not properly recognize or process date-sensitive information on or after January 1, 2000. The Year 2000 problem is the result of computer programs being written using two digits, rather than four, to define the applicable year. The problem is not limited to computer systems. Year 2000 issues potentially could have affected every non-information technology system that has an embedded microchip, such as elevators.

         Harken began a formal process in 1998 to identify those internal computerized systems that were not Year 2000 compliant, prioritize those business-critical computerized systems that needed remediation or replacement, test compliance once the appropriate corrective measures had been implemented, and develop any contingency plans where considered necessary. In addition, Harken conducted a survey to verify the Year 2000 readiness status of key purchasers, vendors and customers that potentially could have had an impact on Harken's material business operations.

         As of March 30, 2000, Harken has experienced no interruption in any of its computerized systems or any other non-information technology system related to the Year 2000 issue. In additional, Harken has noted no material impact to any of its key purchasers, vendors or customers as a result of the Year 2000 issue. Harken continues to be alert for any potential Year 2000-related problems and maintains appropriate contingency plans to address any remaining potential disruption related to the Year 2000 issue.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           See "Item 1. Business" above for a discussion of the Executive Officers of Harken. Reference is made to the material under the caption "Election of Directors" in the Registrant's definitive Proxy Statement to be filed on or before April 30, 2000 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in June 2000, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Reference is made to the material under the caption "Compensation of Executive Officers" in the Registrant's definitive Proxy Statement to be filed on or before April 30, 2000 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in June 2000, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         Reference is made to the material under the caption "Ownership of Common Stock" in the Registrant's definitive Proxy Statement to be filed on or before April 30, 2000 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in June 2000, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the material under the caption "Certain Transactions" in the Registrant's definitive Proxy Statement to be filed on or before April 30, 2000 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in June 2000, which is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      The following documents are filed as a part of this report:

         (1) Financial Statements included in PART II of this report:

                                                                                                        PAGE
                                                                                                        ----
           Harken Energy Corporation and Subsidiaries
           -- Report of Independent Public Accountants...............................................     38
           -- Selected Financial Information and Other Data for the five years ended
              December 31, 1999......................................................................     25
           -- Consolidated Balance Sheets -- December 31, 1998 and 1999..............................     39
           -- Consolidated Statements of Operations for the three years ended
              December 31, 1999 .....................................................................     40
           -- Consolidated Statements of Stockholders' Equity for the three years ended
              December 31, 1999......................................................................     41
           -- Consolidated Statements of Cash Flows for the three years ended
              December 31, 1999......................................................................     42
           -- Notes to Consolidated Financial Statements.............................................     43

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

       21      Subsidiaries of Harken.

       23      Consents of Independent Accountants and Independent Reserve
               Engineers.

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

                                   SIGNATURES

       Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 30, 2000.

       HARKEN ENERGY CORPORATION


                      *
       --------------------------------
       Mikel D. Faulkner, Chairman of the Board of Directors and
       Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                                    Title                                      Date
           ---------                                    -----                                      ----
             *                         Chairman of the Board of Directors and                 March 30, 2000
-------------------------------        Chief Executive Officer (Principal
Mikel D. Faulkner                      Executive Officer)


/s/ Bruce N. Huff                      President, Chief Financial Officer and                 March 30, 2000
----------------------------           Director
Bruce N. Huff


             *                         Executive Vice President, Chief                        March 30, 2000
-------------------------------        Operating Officer and Director
Stephen C. Voss


             *                         Director                                               March 30, 2000
-------------------------------
Michael M. Ameen, Jr.

            *                          Director                                               March 30, 2000
----------------------------
Larry G. Akers


            *                          Director                                               March 30, 2000
--------------------------------
Gary R. Peterson


            *                          Director                                               March 30, 2000
--------------------------------
Donald W. Raymond


            *                          Director                                               March 30, 2000
--------------------------------
Hobart A. Smith


            *                          Director                                               March 30, 2000
------------------------------
Gary B. Wood


*Bruce N. Huff, by signing his name hereto, does hereby sign this Annual Report on Form 10-K for the year ended December 31, 1999 on behalf of Harken Energy Corporation and each of the above-named officers and directors of such Company pursuant to powers of attorney, executed on behalf of the Company and each officer and director.



/s/ Bruce N. Huff
---------------------------------
Bruce N. Huff,
Attorney-in-Fact

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

       21      Subsidiaries of Harken.

       23      Consents of Independent Accountants and Independent Reserve
               Engineers.

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