Form 10-Q
period 2000-03-31
HARKEN ENERGY CORP
filed 2000-05-10
CIK 313478

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO ____

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

       The number of shares of Common Stock, par value $0.01 per share, outstanding as of May 1, 2000 was 163,216,509.


--------------------------------------------------------------------------------

                           HARKEN ENERGY CORPORATION
                           INDEX TO QUARTERLY REPORT
                                 MARCH 31, 2000


                                                                                                            PAGE
                                                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1.        Condensed Financial Statements

                    Consolidated Condensed Balance Sheets..............................................       4

                    Consolidated Condensed Statements of Operations....................................       5

                    Consolidated Condensed Statements of Stockholders' Equity..........................       6

                    Consolidated Condensed Statements of Cash Flows....................................       7

                    Notes to Consolidated Condensed Financial Statements...............................       8


     Item 2.        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.....................................................      27

PART II. OTHER INFORMATION ............................................................................      35


SIGNATURES.............................................................................................      37

                         PART I - FINANCIAL INFORMATION

                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                                      DECEMBER 31,          MARCH 31,
                                                                          1999                2000
                                                                     --------------      --------------
     ASSETS
Current Assets:
   Cash and temporary investments                                    $   25,612,000      $   21,015,000
   Accounts and notes receivable, net                                     5,312,000           6,060,000
   Related party notes receivable                                           466,000             466,000
   Prepaid expenses and other current assets                                788,000             742,000
                                                                     --------------      --------------
        Total Current Assets                                             32,178,000          28,283,000

Property and Equipment, net                                             256,268,000         259,384,000

Other Assets, net                                                        10,474,000           9,909,000
                                                                     --------------      --------------
                                                                     $  298,920,000      $  297,576,000
                                                                     ==============      ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Trade payables                                                    $    2,981,000      $    2,002,000
   Accrued liabilities and other                                          7,692,000           7,916,000
   Revenues and royalties payable                                           529,000             714,000
                                                                     --------------      --------------
        Total Current Liabilities                                        11,202,000          10,632,000

Convertible Notes Payable                                                95,869,000          88,922,000

Bank Credit Facilities                                                   10,500,000          10,500,000

Development Finance Obligation                                            1,302,000                  --

Other Long-Term Obligations                                               5,078,000           5,161,000

Commitments and Contingencies (Note 15)

Stockholders' Equity:
   Common stock, $0.01 par value; 225,000,000 shares authorized;
     155,707,548 and 165,585,810, shares issued, respectively             1,557,000           1,656,000
   Additional paid-in capital                                           349,236,000         358,553,000
   Retained deficit and other comprehensive income                     (171,308,000)       (173,332,000)
   Treasury stock, at cost, 2,153,000 shares held                        (4,516,000)         (4,516,000)
                                                                     --------------      --------------
          Total Stockholders' Equity                                    174,969,000         182,361,000
                                                                     --------------      --------------
                                                                     $  298,920,000      $  297,576,000
                                                                     ==============      ==============



      The accompanying Notes to Consolidated Condensed Financial Statements
                    are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                               March 31,
                                                  ----------------------------------
                                                       1999                2000
                                                  --------------      --------------
Revenues:
  Oil and gas operations                          $    3,080,000      $    9,884,000
  Interest and other income                            1,256,000             388,000
                                                  --------------      --------------
                                                       4,336,000          10,272,000
                                                  --------------      --------------

Costs and Expenses:
  Oil and gas operating expenses                       1,458,000           3,273,000
  General and administrative expenses, net             1,789,000           2,734,000
  Depreciation and amortization                        1,378,000           2,756,000
  Interest expense and other, net                      1,359,000           1,443,000
  Charge for European Note conversion                         --           2,068,000
                                                  --------------      --------------
                                                       5,984,000          12,274,000
                                                  --------------      --------------

          Loss before income taxes                $   (1,648,000)     $   (2,002,000)

Income tax expense                                            --              15,000
                                                  --------------      --------------

          Loss before extraordinary item          $   (1,648,000)     $   (2,017,000)

Extraordinary item-charge for reduction of
    unamortized issuance costs                                --              (7,000)


                                                  --------------      --------------
          Net loss                                $   (1,648,000)     $   (2,024,000)
                                                  ==============      ==============

Accretion related to preferred stock                  (8,427,000)                 --
                                                  --------------      --------------

          Net loss attributed to common stock     $  (10,075,000)     $   (2,024,000)
                                                  ==============      ==============

Basic loss per common share:
   Loss before extraordinary item                 $        (0.08)     $        (0.01)
   Extraordinary item                                         --               (0.00)
                                                  --------------      --------------
  Basic loss per common share                     $        (0.08)     $        (0.01)
                                                  ==============      ==============
  Weighted average shares outstanding                134,073,116         157,187,214
                                                  ==============      ==============

Diluted loss per common share:
   Loss before extraordinary item                 $        (0.08)     $        (0.01)
   Extraordinary item                                         --               (0.00)
                                                  --------------      --------------
  Diluted loss per common share                   $        (0.08)     $        (0.01)
                                                  ==============      ==============
  Weighted average shares outstanding                134,073,116         157,187,214
                                                  ==============      ==============



    The accompanying Notes to Consolidated Condensed Financial Statements are
                      an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                              ADDITIONAL
                                               PREFERRED         COMMON        PAID-IN         TREASURY
                                                 STOCK           STOCK         CAPITAL          STOCK
                                             -------------   -------------  -------------   -------------
Balance, December 31, 1998                   $      15,000   $   1,348,000  $ 327,498,000   $  (2,552,000)

  Issuance of common stock, net                         --         101,000     20,566,000              --

  Redemption of preferred stock                    (15,000)             --    (25,269,000)             --

  Accretion of preferred stock                          --              --      8,427,000              --

  Conversions of Development Finance
  Obligation                                            --         108,000     21,999,000              --

  Treasury shares purchased                             --              --             --      (1,964,000)

  Settlement of property purchase
  acquisition                                           --              --     (3,985,000)             --

  Comprehensive income:

      Net loss                                          --              --             --              --
          Total comprehensive
           income (loss)
                                             -------------   -------------  -------------   -------------

Balance, December 31, 1999                              --       1,557,000    349,236,000      (4,516,000)

  Issuance of common stock, net                         --          30,000      6,730,000              --

  Repurchase of Benz Convertible Notes                  --              --        639,000              --

  Conversions of Development Finance
  Obligation                                            --          69,000      1,948,000              --

  Comprehensive income:
     Net loss                                           --              --             --              --
          Total comprehensive income (loss)
                                             -------------   -------------  -------------   -------------

Balance, March 31, 2000                      $          --   $   1,656,000  $ 358,553,000   $  (4,516,000)
                                             =============   =============  =============   =============


                                                               ACCUMULATED
                                                                 OTHER
                                                 RETAINED     COMPREHENSIVE
                                                 DEFICIT      INCOME (LOSS)      TOTAL
                                              -------------   -------------  -------------
Balance, December 31, 1998                    $(150,305,000)  $     134,000  $ 176,138,000

  Issuance of common stock, net                          --              --     20,667,000

  Redemption of preferred stock                          --              --    (25,284,000)

  Accretion of preferred stock                   (8,427,000)             --             --

  Conversions of Development Finance
  Obligation                                             --              --     22,107,000

  Treasury shares purchased                              --              --     (1,964,000)

  Settlement of property purchase
  acquisition                                            --              --     (3,985,000)

  Comprehensive income:

      Net loss                                  (12,710,000)             --
          Total comprehensive
           income (loss)                                                       (12,710,000)
                                              -------------   -------------  -------------

Balance, December 31, 1999                     (171,442,000)        134,000    174,969,000

  Issuance of common stock, net                          --              --      6,760,000

  Repurchase of Benz Convertible Notes                   --              --        639,000

  Conversions of Development Finance
  Obligation                                             --              --      2,017,000

  Comprehensive income:
     Net loss                                    (2,024,000)             --
          Total comprehensive income (loss)                                     (2,024,000)
                                              -------------   -------------  -------------

Balance, March 31, 2000                       $(173,466,000)  $     134,000  $ 182,361,000
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

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                  ----------------------------------
                                                                       1999                2000
                                                                  --------------      --------------
Cash flows from operating activities:
   Net loss                                                       $   (1,648,000)     $   (2,024,000)
     Adjustment to reconcile net loss to net cash
       provided by operating activities:
       Depreciation and amortization                                   1,378,000           2,756,000
       Amortization of issuance costs                                    227,000             281,000
       Extraordinary item                                                     --               7,000
       Charge for European Note conversion                                    --           2,068,000

   Change in assets and liabilities:
       Increase in accounts receivable                                  (917,000)           (748,000)
       Decrease in trade payables and other                           (9,866,000)            (49,000)
                                                                  --------------      --------------
          Net cash provided by (used in) operating activities        (10,826,000)          2,291,000
                                                                  --------------      --------------

Cash flows from investing activities:
   Capital expenditures, net                                         (14,028,000)         (6,463,000)
                                                                  --------------      --------------
          Net cash used in investing activities                      (14,028,000)         (6,463,000)
                                                                  --------------      --------------

Cash flows from financing activities:
   Repayments of long term debt                                               --            (425,000)
   Redemption of preferred stock                                     (25,284,000)                 --
   Proceeds from issuances of common stock,
     net of issuance costs                                                47,000                  --
                                                                  --------------      --------------
          Net cash provided by (used in) financing activities        (25,237,000)           (425,000)
                                                                  --------------      --------------

Net decrease in cash and temporary investments                       (50,091,000)         (4,597,000)
Cash and temporary investments at beginning of period                141,545,000          25,612,000
                                                                  --------------      --------------
Cash and temporary investments at end of period                   $   91,454,000      $   21,015,000
                                                                  ==============      ==============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                     $           --      $      446,000
     Income taxes                                                             --                  --


      The accompanying Notes to Consolidated Condensed Financial Statements
                    are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 2000
                                   (Unaudited)


(1)      MANAGEMENT'S REPRESENTATIONS

         In the opinion of Harken Energy Corporation ("Harken"), the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 1999 and March 31, 2000 and the results of its operations and changes in its cash flows for all periods presented as of March 31, 1999 and 2000. These adjustments represent normal recurring items.

         The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations, although Harken believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Harken's Form 10-K for the year ended December 31, 1999.

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

         The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.


(2)      MERGERS AND ACQUISITIONS

         Merger with XPLOR -- On August 19, 1999, Harken executed a merger agreement with XPLOR Energy, Inc. ("XPLOR") whereby XPLOR became a wholly-owned subsidiary of Harken. XPLOR explores for, develops and produces oil and gas reserves domestically. The assets of XPLOR consist primarily of oil and gas property interests located along the Texas and Louisiana Gulf Coasts. Under the terms of the merger agreement, the holders of the outstanding shares of the preferred stock of XPLOR converted their stock into 7,500,000 shares of Harken common stock, and also received 2,336,066 warrants for the purchase of Harken common stock at $2.50 per share. Additionally, Harken assumed $14,200,000 of bank debt secured by the oil and gas properties of XPLOR. See Note 6 -- Bank Credit Facility Obligations for further discussion of the XPLOR bank debt. No further consideration was issuable under this transaction to any other class of stock of XLPOR and all outstanding shares of XPLOR stock were cancelled under the merger agreement. The merger with XPLOR has been accounted for under the purchase method of accounting.

         Acquisition of Benz Prospects -- On December 30, 1999, pursuant to a Purchase and Sale Agreement and other related agreements, Harken, along with Harken Gulf Exploration Company, a newly formed wholly-owned subsidiary, purchased oil and gas leases covering nine exploration prospect areas (the "Benz Prospects") covering approximately 51,000 net acres plus certain other assets from Benz

Energy, Incorporated ("Benz"). The prospects include interests in acreage in the Cotton Valley Reef, Wilcox and Frio Trends in Texas and the Salt Dome and Salt Ridge Basins of Mississippi. In exchange for the prospects, Harken issued 5% subordinated notes (the "Benz Convertible Notes") with a face value of $12 million, which are convertible into Harken common stock at a conversion price of $6.50 per share and mature on May 26, 2003. See Note 8 - Convertible Notes Payable for further discussion of the Benz Convertible Notes. A former officer of Benz retained a 20% reversionary interest, subject to the Benz Prospects achieving payout as defined in the Purchase and Sale Agreement. Such reversionary interest shall increase to 40% in the event that Benz merges into or is otherwise acquired by Harken. In addition, in connection with the acquisition of the Benz Prospects, Harken entered into a consulting agreement with the former officer of Benz whereby Harken would pay a monthly consulting fee of $100,000 through December 31, 2000 in exchange for consulting services related to the Benz Prospects. See Note 12 -- Related Party Transactions for a discussion of the relationship between Harken and Benz.

(3)      MARKETABLE SECURITIES

         Included within cash and temporary investments at December 31, 1999 and March 31, 2000 are certain investments in marketable debt securities having maturities of sixty days or less. In addition, at March 31, 2000, Harken held an investment in Benz preferred stock. Harken management determines the appropriate classification of such debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Such debt and equity securities are classified as held-to-maturity as Harken has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. Harken holds no securities which are classified as available-for-sale or trading.

         The following is a summary of held-to-maturity securities:


                                                December 31,       March 31,
                                                    1999             2000
                                                ------------     ------------
Included in cash and temporary investments:

Cost                                            $ 18,459,000     $ 15,341,000
Estimated fair value                            $ 18,530,000     $ 15,409,000

         Harken includes in cash and temporary investments other cash and cash equivalent amounts in addition to the above marketable debt securities.

(4)      PROPERTY AND EQUIPMENT

         A summary of property and equipment follows:

                                                    December 31,         March 31,
                                                        1999               2000
                                                   --------------     --------------
Unevaluated oil and gas properties:

     Unevaluated Colombian properties              $   25,154,000     $   26,040,000
     Unevaluated Costa Rican properties                 2,037,000          2,399,000
     Unevaluated domestic properties                   17,111,000         18,828,000

Evaluated oil and gas properties:

     Evaluated Colombian properties                   140,964,000        142,938,000
     Evaluated domestic properties                    131,159,000        131,847,000
Facilities, gas plants and other property              21,320,000         21,563,000
Less accumulated depreciation and
     amortization                                     (81,477,000)       (84,231,000)
                                                   --------------     --------------
                                                   $  256,268,000     $  259,384,000
                                                   ==============     ==============


(5)      MIDDLE AMERICAN OPERATIONS

         Colombian Operations -- Harken's Colombian operations are conducted through Harken de Colombia, Ltd., a wholly-owned subsidiary of Harken, which held five exclusive Colombian Association Contracts with Empresa Colombiana de Petroleos ("Ecopetrol") as of March 31, 2000. These Association Contracts include the Alcaravan Contract, awarded in 1992, the Bocachico Contract, awarded in 1994, the Cambulos Contract, awarded in 1995, the Bolivar Contract, awarded in 1996 and the Los Olmos Contract, awarded in 1998. As of March 31, 2000, the Alcaravan Contract covers an area of approximately 24,000 acres in the Llanos Basin of Eastern Colombia. The Bocachico and Cambulos Contracts cover a combined area of approximately 492,000 acres in the Middle Magdalena Valley of Central Colombia and the Bolivar Contract covers an area of approximately 250,000 acres in the Northern Middle Magdalena Valley of Central Colombia. The Los Olmos Contract covers approximately 374,000 acres in the Lower Magdalena Valley of Northern Colombia.

         Terms of each of the Association Contracts commit Harken to perform certain activities in accordance with a prescribed timetable. As of May 10, 2000, Harken was in compliance with the requirements of each of the Association Contracts, as amended and/or waived. Harken has completed all of the work requirements of the first five years of the Alcaravan Contract. During September 1999, Ecopetrol granted a six-month extension until March 31, 2000 to Harken for drilling the exploratory well required in the sixth year of the Alcaravan Contract. Harken does not currently have any plans to drill an additional well on the Alcaravan Contract area acreage until December 2000. Effective December 29, 1999, Ecopetrol accepted Harken's relinquishment of 52% of the Alcaravan Contract Area as required under the Alcaravan Contract. In February 2000, Harken was granted by Ecopetrol a further extension until

January 31, 2001 to drill this sixth year exploratory well of the Alcaravan Contract. In exchange, Harken relinquished all Alcaravan Contract area acreage to Ecopetrol except for the approximately 24,000 acres covering those structure areas associated with the Palo Blanco and Anteojos discoveries. Accordingly, the acreage relinquishments had no effect on Harken Colombia proved reserves. As a result of the above relinquishments, Harken has relinquished a total of 89% of the original Alcaravan Contract area acreage.

         Harken has fulfilled all of the work requirements for the first four years of the Bocachico Contract. The work requirements for the fifth year required Harken to drill one exploratory well by May 6, 1999, and the sixth year work obligation required an additional exploratory well to be drilled by March 6, 2000. Harken did not drill the fifth year or sixth year exploratory wells, and Harken does not currently have any plans to drill a well on the Bocachico Contract area acreage during 2000. Harken is currently negotiating with Ecopetrol for a modification of the fifth and sixth year work obligations, and management believes that it will be successful in negotiating such modifications. Such negotiations include a proposal to relinquish all but approximately 53,000 acres of Bocachico Contract area acreage, although Harken's proposal to Ecopetrol includes retaining the structure area associated with the Rio Negro Prospect. Such proposed relinquishment would not affect Harken's proved reserves. Such proposed acreage relinquishments represent 72% of the original Bocachico Contract area acreage. Ecopetrol has advised Harken that during these negotiations, Ecopetrol will consider the contract to be in full compliance.

         The Cambulos Contract originally required that the Cambulos Contract acreage be reduced to 173,000 acres at the end of the second contract year, but in May 1998, Ecopetrol agreed to defer relinquishment of the acreage in exchange for Harken drilling two exploratory wells within the third contract year. During May 1999, Harken received approval from Ecopetrol to allow for the additional well depth drilled during the Islero #1 well to substitute for the obligation to drill a second exploratory well within the third contract year. During September 1999, Ecopetrol conditionally granted a six month extension from November 1999 until May 16, 2000 to Harken for the drilling of the exploratory well required in the fourth year of the Cambulos Contract. Harken does not currently have any plans to drill an additional well on the Cambulos Contract area acreage during 2000 and Harken is currently in negotiations with Ecopetrol regarding this well requirement for the fourth contract year. Harken's proposal includes the relinquishing of all but approximately 41,000 acres or less of its Cambulos acreage and transferring the obligation to acreage on another Association Contract in order to meet the conditions required by Ecopetrol in granting Harken an extension. Such proposed acreage relinquishment represents 86% of the original Cambulos Contract area acreage. Such relinquishment would not affect Harken's proved reserves.

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

         Under the terms of the Association Contracts, if, during the first six years of each contract, Harken discovers one or more fields capable of producing oil or gas in quantities that are economically exploitable and Ecopetrol elects to participate in the development of the field, or Harken chooses to proceed with the development on a sole-risk basis, the term of that contract will be extended for a period of 22 years from the date of such discovery. Upon discovery of a field capable of commercial production, the election by Ecopetrol to participate in the commercial field and upon commencement of production from that commercial field, Ecopetrol will begin to reimburse Harken for 50% of Harken's successful well costs expended up to the point of declaration of a commercial discovery plus, in the case of the Cambulos, Bolivar, and Los Olmos Contracts, 50% of all seismic and dry well costs incurred prior to the point of declaration of a commercial discovery. Production from a commercial discovery will be allocated as follows: Ecopetrol, on behalf of the Colombian government, will receive a 20% royalty interest in all production, and all production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Harken until cumulative production from all fields (or the particular productive field under certain of the Association Contracts) in the Association Contract acreage reaches 60 million barrels of oil. As cumulative production increases in excess of 60 million barrels of oil, Ecopetrol's share of production will increase progressively (to a maximum of 75% under certain of the Association Contracts) with a corresponding decrease in Harken's share of production. After a declaration of a commercial discovery, Harken and Ecopetrol will be responsible for all future development costs and operating expenses in direct proportion to their interest in production. For any fields that are not declared by Ecopetrol to be a commercial discovery, Harken would retain the rights to all production after royalty.

         Reimbursement by Ecopetrol to Harken may either be directly, or through allowing its share of production to apply to Harken's cost recovery. During the last part of 1999, Harken began receiving Ecopetrol's working interest share of monthly Bolivar Contract area production as reimbursement for a portion of Ecopetrol's share of historical Bolivar Contract area costs. Harken has reflected such reimbursement production as revenues during 1999 and 2000.

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

(6)      BANK CREDIT FACILITY OBLIGATIONS

         A summary of long-term bank obligations follows:

                                                     December 31,       March 31,
                                                         1999             2000
                                                     ------------     ------------
         Subsidiary notes payable to bank (A)        $ 10,500,000     $ 10,500,000

         Subsidiary project finance facility (B)               --               --
                                                     ------------     ------------
                                                       10,500,000       10,500,000
         Less: Current portion                                 --               --
                                                     ------------     ------------
                                                     $ 10,500,000     $ 10,500,000
                                                     ============     ============

          (A) XPLOR, a wholly-owned subsidiary of Harken, has a three-year loan facility with Christiania og Kreditkasse ("Christiania") which is solely secured by the oil and gas properties and subsidiaries of XPLOR. The Christiania facility matures on September 30, 2002 and provides up to $50,000,000 in borrowings limited by a borrowing base (as defined by the Christiania facility) which was $10,500,000 at March 31, 2000. The outstanding balance under the Christiania facility was $14,200,000 at the August 19, 1999 merger of XPLOR with Harken, and was paid down by Harken to $10,500,000 subsequent to the merger. The Christiania facility provides for interest based on the Short-term Interbank Offered Rates ("LIBOR") plus a margin of 1.125% to 1.875%, payable at the underlying LIBOR maturities or lender's prime rate plus 0.25% (7.85% at March 31, 2000) and provides for a commitment fee of 0.375% on the unused amount. At March 31, 2000, Harken was in compliance with all financial covenants related to the facility. The borrowing base is subject to a review by Christiania on a semi-annual basis and may be adjusted subject to the provisions of the Christiania facility.

          (B) Effective September 1, 1999, Harken de Colombia, Ltd. entered into a project finance loan agreement with the International Finance Corporation ("IFC") to be utilized in the development of the Bolivar Association Contract block in Colombia ("the Project"). As of May 10, 2000, no borrowings have been drawn down by Harken de Colombia, Ltd. under the facility.

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

               Currently, and as of March 31, 2000, Harken de Colombia, Ltd. and Harken do not meet certain of the financial covenants required in order to draw down funds under the project finance facility. Additionally, Harken is reviewing certain aspects of the Project in light of current Bolivar production information and Harken's drilling and development plans for 2000. As of May 10, 2000, no modifications to the project finance facility have been made with IFC.


(7)      DEVELOPMENT FINANCE AND OPERATING AGREEMENTS

         Rochester Agreement -- Harken de Colombia, Ltd. entered into an operating agreement (the "Rochester Agreement") with Rochester Energy Corporation ("Rochester", a Canadian corporation) pursuant to which Rochester paid 33 1/3% of the aggregate costs of the Estero #1 well and related production facilities on the Palo Blanco prospect, 25% of the aggregate costs related to the Estero #3 well, and 25% of the aggregate costs of the initial well drilled on the Anteojos prospect, the Canacabare #1, all of which are located within the Alcaravan and Miradores Contract areas. In exchange, Rochester acquired a beneficial interest equal to 25% of the interest held by Harken de Colombia, Ltd. in the Palo Blanco and Anteojos prospect operations. The Estero #1 well was drilled in the first half of 1997, and Estero #3 was spudded in December 1997.

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

         European Development Finance Agreement -- In December 1997, Harken entered into a Development Finance Agreement and other related agreements (the "European Development Finance Agreement") whereby Sidro S.A., Lambertine Holdings, Ltd. and Rauscher Pierce and Clark (collectively the "European Investors") purchased all of the outstanding common stock of Harken Capital Corporation, ("HCC", a newly-formed U.S. corporation) for $7 million. Pursuant to the European Development Finance Agreement, HCC then provided the $7 million to Harken in January 1998 to finance a portion of the cost of the three-well exploratory program discussed above pursuant to terms identical to the EnCap Development Finance Agreement. In exchange, HCC received the right to receive future payments from Harken equal to 1.4% of the net profits that Harken de Colombia, Ltd. may have derived from the sale of oil and gas produced from each of the three prospects if the planned drilling on the prospect was successful. As part of the transaction, Harken issued 42,000 shares of Harken common stock to the European Investors and paid a cash fee of $175,000 to one of the European Investors.

         In March 1998, Harken received directly an additional $3 million pursuant to a Development Finance Agreement with Faisal Finance ("Faisal"), which contains terms substantially identical to the EnCap Development Finance Agreement, including conversion provisions which began in March 1999. In exchange, Faisal received the right to receive future payments from Harken equal to 0.6% of the net profits that Harken de Colombia, Ltd. may have derived from the sale of oil and gas produced from each of the three prospects discussed above pursuant to the EnCap Development Finance Agreement if the planned drilling on the prospect was successful. As part of this transaction, Harken issued 18,000 shares of Harken common stock to Faisal and paid a cash fee of $75,000 to a financial advisor.

         Pursuant to the European Development Finance Agreement, the European Investors, Faisal and Harken each had the right to convert the interest into shares of common stock of Harken pursuant to conversion rights terms identical to those terms related to the EnCap Development Finance Agreement, for a period of two years beginning in December 1998. Pursuant to the European Development Finance Agreements, the European Investors, including Faisal, are entitled to Deficiency Shares of Harken common stock in the event of a conversion to the extent that the Investors do not, under certain circumstances, realize the Invested Amount from the sale of Harken common stock issued at conversion.

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

         Accounting for Development Finance Agreements - At December 31, 1999, Harken accounts for the remaining Development Finance Agreement Invested Amount, including the accrued 15% per annum increase, as a long-term obligation, as such Invested Amount is payable to Faisal should Faisal elect to convert their Institutional Participation into shares of Harken common stock. The 15% per annum increase in the Invested Amount, plus the amortization of the issuance costs associated with the Development Finance Agreements, is reflected as Interest Expense and Other, net of amounts capitalized, in the accompanying consolidated statements of operations. Harken records as Interest Expense and Other the fair value of the obligation to issue Deficiency Shares related to conversions of Development Finance Agreements at the time they are converted. In addition, Harken reflected Interest Expense and Other during the fourth quarter of 1999 and first quarter of 2000 for the additional value related to the November 1999 agreement with the

European Investors and the February 2000 agreement with Faisal, respectively. As Institutional Participation is converted into shares of Harken common stock, a pro-rata portion of the unamortized issuance costs associated with the Development Finance Agreements has been charged to income as an extraordinary item.


(8)      CONVERTIBLE NOTES PAYABLE

         5% European Notes -- On May 26, 1998, Harken issued to qualified purchasers a total of $85 million in 5% Senior Convertible Notes (the "5% European Notes") which mature on May 26, 2003. In connection with the sale and issuance of the 5% European Notes, Harken paid approximately $4,256,000 from the 5% European Notes proceeds for commissions and issuance costs. Interest incurred on these notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are converted. Such 5% European Notes are convertible into shares of Harken common stock at an initial conversion price of $6.50 per share, subject to adjustment in certain circumstances ("the 5% European Note Conversion Price"). The Trust Indenture provided for a 3% premium on the number of shares of Harken common stock issuable on conversion to holders of the 5% European Notes who converted prior to November 25, 1998. Other than the February 2000 transaction discussed below, none of the bondholders have exercised their conversion option as of May 10, 2000. The 5% European Notes are also convertible by Harken into shares of Harken common stock after May 26, 1999, if for any period of thirty consecutive days commencing on or after May 26, 1998, the average of the closing prices of Harken common stock for each trading day during such thirty-day period shall have equaled or exceeded 125% of the 5% European Note Conversion Price (or $8.125 per share of Harken common stock). The 5% European Notes may be redeemed for cash, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002, Harken may redeem up to 50% of the 5% European Notes in exchange for shares of Harken common stock at a defined conversion price based on an average market price of Harken common stock. Beginning May 26, 2003, Harken may similarly redeem all remaining 5% European Notes. The 5% European Notes are listed on the Luxembourg Stock Exchange.

         In February 2000, Harken entered into an agreement with a holder of the European Notes in which the holder exchanged Notes in the face amount of $6,000,000, plus accrued interest, for 3,000,000 shares of Harken common stock. Although the 3,000,000 shares of Harken common stock issued had a total fair value of approximately 50% of the face value of the Notes exchanged, accounting for the transaction required Harken to reflect a charge to earnings of $2,068,000 related to the fair value of the shares of Harken common stock issued in excess of the number of shares which would have been issued pursuant to the $6.50 per share conversion price of the European Notes. In April 2000, Harken repurchased European Notes in the face amount of $1,980,000 from a holder in exchange for cash of approximately $1,089,000 plus transaction expenses.

         Commissions and issuance costs associated with the European Notes are deferred and are included in Other Assets and are amortized to interest expense over the period until conversion or maturity of the European Notes. As European Notes are converted to Harken common stock, a pro-rata portion of these deferred costs are charged to Additional Paid-In Capital.

         Benz Convertible Notes -- On December 30, 1999 (the "Closing Date"), Harken issued the Benz Convertible Notes in exchange for certain prospects acquired from Benz. (See Note 2 - Mergers and Acquisitions for further discussion of the acquisition of the Benz Prospects) The Benz Convertible Notes originally were to mature May 26, 2003 and bear interest at 5% per annum, payable semi-annually in May and November of each year to maturity or until the Benz Convertible Notes are converted. Such Benz Convertible Notes are convertible into shares of Harken common stock at a conversion price of $6.50 per share, subject to adjustment in certain circumstances (the "Benz Notes Conversion Price"). The Benz Convertible Notes are also convertible by Harken into shares of Harken common stock, if for any period of thirty consecutive days the average of the closing prices of Harken common stock for each trading day during such thirty-day period shall have equaled or exceeded 125% of the Benz Notes Conversion Price (or $8.125 per share of Harken common stock). The Benz Convertible Notes may be redeemed for cash, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002 Harken may redeem up to 50% of the Benz Convertible Notes in exchange for shares of Harken common stock at a conversion price to be calculated based on an average market price of Harken common stock.

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

         In March 2000, Harken and Benz entered into an agreement whereby Harken prepaid the approximately $243,000 interest payment due May 26, 2000 on the Benz Convertible Notes and repurchased Benz Convertible Notes having a face amount of $1,125,000 for $375,000 cash. In addition, the May 26, 2003 maturity date for certain of the Benz Convertible Notes was extended to November 26, 2003. No gain was recorded on this transaction due to the related party relationship between Harken and Benz.

         Harken has reflected the Benz Convertible Notes on its consolidated balance sheet at the fair value of the Notes on the Closing date. The difference between the fair value and the face amount of the Benz Convertible Notes outstanding will be accreted into interest expense over the term of the notes.


(9)      STOCKHOLDERS' EQUITY

         Common Stock -- Harken currently has authorized 225,000,000 shares of $.01 par common stock. At December 31, 1999 and March 31, 2000, Harken had issued 155,707,548 shares and 165,585,810 shares, respectively.

         Treasury Stock -- At December 31, 1999 and March 31, 2000, Harken held 2,153,000 shares of Harken common stock purchased in the open market at a cost of $4,516,000.

         Issuance of Convertible Notes Payable -- In May 1998, Harken issued to qualified purchasers a total of $85 million in 5% European Notes which mature on May 26, 2003. Such 5% European Notes are convertible into shares of Harken common stock at an initial conversion price of $6.50 per share, subject to adjustment in certain circumstances ("the 5% European Note Conversion Price"). Other than the February

2000 transaction discussed below, none of the bond holders have exercised their conversion option as of May 10, 2000. The 5% European Notes are also convertible by Harken into shares of Harken common stock after May 26, 1999, if for any period of thirty consecutive days commencing on or after May 26, 1998, the average of the closing prices of Harken common stock for each trading day during such thirty-day period shall have equaled or exceeded 125% of the 5% European Note Conversion Price (or $8.125 per share of Harken common stock). The 5% European Notes may be redeemed for cash, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002, Harken may redeem up to 50% of the 5% European Notes in exchange for shares of Harken common stock at a defined conversion price based on an average market price of Harken common stock. Beginning May 26, 2003, Harken may similarly redeem all remaining 5% European Notes. In connection with the issuance of the 5% European Notes, Harken issued to the placement agents for the 5% European Notes warrants to purchase 200,000 shares of Harken common stock at any time after May 26, 1998 and on or before May 26, 2000 at an exercise price of $6.50 per share. The 5% European Notes are listed on the Luxembourg Stock Exchange.

         In February 2000, Harken entered into an agreement with a holder of the European Notes where the holder exchanged Notes in the face amount of $6,000,000, plus accrued interest, for 3,000,000 shares of Harken common stock.

         On December 30, 1999 (the "Closing Date"), Harken issued the Benz Convertible Notes in exchange for certain prospects acquired from Benz. (See
Note 2 - Mergers and Acquisitions for further discussion of the acquisition of the Benz Prospects) The Benz Convertible Notes originally were to mature May 26, 2003 and bear interest at 5% per annum, payable semi-annually in May and November of each year to maturity or until the Benz Convertible Notes are converted. Such Benz Convertible Notes are convertible into shares of Harken common stock at a conversion price of $6.50 per share, subject to adjustment in certain circumstances (the "Benz Notes Conversion Price"). The Benz Convertible Notes are also convertible by Harken into shares of Harken common stock, if for any period of thirty consecutive days the average of the closing prices of Harken common stock for each trading day during such thirty-day period shall have equaled or exceeded 125% of the Benz Notes Conversion Price (or $8.125 per share of Harken common stock). The Benz Convertible Notes may be redeemed for cash, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002 Harken may redeem up to 50% of the Benz Convertible Notes in exchange for shares of Harken common stock at a conversion price to be calculated based on an average market price of Harken common stock.

         In March 2000, Harken and Benz entered into an agreement whereby Harken prepaid the approximately $243,000 interest payment due May 26, 2000 on the Benz Convertible Notes and repurchased Benz Convertible Notes having a face amount of $1,125,000 for $375,000 cash. In addition, the May 26, 2003 maturity date for certain of the Benz Convertible Notes was extended to November 26, 2003. No gain was recorded on this transaction due to the related party relationship between Harken and Benz.

         Private Placement of Harken Common Stock - In March 2000, Harken issued 1,666,667 shares of Harken common stock to two institutional investors in exchange for $1,500,000 cash and 5,000 shares of Benz Series II preferred stock having a face value of $500,000.

         Development Finance Agreements -- Harken entered into Development Finance Agreements relating to certain of its Colombian operations. Pursuant to these Development Finance Agreements, the investors have exercised their options to convert their beneficial interest in a specific operating area into shares of Harken common stock. In addition, certain of these investors were issued shares of Harken common stock at the time of entering into a development finance agreement with Harken. In October 1999, Harken repurchased for cash a significant majority of the remaining development finance agreements. For a complete discussion of each of the various development finance agreements, and further discussions of certain conversions of beneficial interests exercised in April and May 1999, and March 2000, as well as a discussion of the October 1999 repurchase, see Note 7 - Development Finance and Operating Agreements.

         Series F Preferred Stock -- On April 9, 1999, Harken entered into a Securities Purchase Agreement with RGC International Investors, LDC ("RGC"), pursuant to which Harken issued to RGC 15,000 shares of its Series F Convertible Preferred Stock (the "Series F Preferred") in exchange for $15,000,000. The Series F Preferred was convertible into shares of Harken common stock at a conversion price based upon the market price of Harken common stock at the time of conversion. The number of shares of Harken common stock issuable upon conversion of the Series F Preferred also included a premium amount equal to an increase calculated on the face value of the Series F Preferred at 5% per annum. Harken reflected this 5% per annum increase throughout 1999 as accretion related to preferred stock. Such accretion amount is reflected in Harken's calculation of net loss attributable to common stock. The Series F Preferred did not pay dividends.

         On January 5, 1999, Harken reached an agreement with RGC to extend the fixed conversion price dates and mandatory conversion date by one year on Harken's $15 million Series F Preferred. Under the terms of the new agreement with RGC, Harken would have issued shares of a new Series G Convertible Preferred Stock (the "Series G Preferred") in exchange for the outstanding Series F Preferred. In January 1999, RGC elected to present its Series F Preferred for conversion and Harken elected to pay cash of approximately $25.3 million to RGC in lieu of issuing shares of Harken common stock. Harken reflected an additional amount of approximately $1,302,000 of accretion during 1998 related to Series F Preferred which represents the portion of the ultimate redemption value generated in December 1998. Harken has reflected the additional accretion amount of approximately $8,427,000 in the calculation of net loss attributed to common stock during the first quarter of 1999 reflecting the portion of the redemption value generated in January 1999.

         Stockholder Rights Plan -- In April 1999, Harken adopted a rights agreement (the "Rights Agreement") whereby a dividend of one preferred share purchase right (a "Right") was paid for each outstanding share of Harken common stock. The Rights will be exercisable only if a person acquires beneficial ownership of 15 percent or more of Harken common stock (an "Acquiring Person"), or commences a tender offer which would result in beneficial ownership of 15 percent or more of such stock. When they become exercisable, each Right entitles the registered holder to purchase from Harken one one-thousandth of one share of Series E Junior Participating Preferred Stock ("Series E Preferred Stock"), at a price of $35.00 per one one-thousandth of a share of Series E Preferred Stock, subject to adjustment under certain circumstances.

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

         Unless redeemed by Harken earlier, the Rights will expire on April 6, 2008. Harken will generally be entitled to redeem the Rights in whole, but not in part, at $.01 per Right, subject to adjustment. No Rights were exercisable under the Rights Agreement at March 31, 2000.

         The terms of the Rights generally may be amended by Harken without the approval of the holders of the Rights prior to the public announcement by Harken or an Acquiring Person that a person has become an Acquiring Person.


(10)     PER SHARE DATA

         Basic earnings per common share was computed by dividing net loss by the weighted average number of shares of Harken common stock outstanding during the period. The impact of unconverted Convertible Notes or Development Finance Agreements was not included as their effect would have been antidilutive. Had the remaining Development Finance Agreement which converted in March 2000, the February and March 2000 issuance of Deficiency Shares pursuant to Development Finance Agreements and the private placement of Harken common stock in March 2000 been consummated effective January 1, 2000, Harken's net loss attributed to common stock would have been $(0.01) for the first quarter of 2000.


(11)     INCOME TAXES

         At March 31, 2000, Harken had available for federal income tax reporting purposes, net operating loss (NOL) carryforward for regular tax purposes of approximately $101,000,000 which expires in 2000 through 2019, alternative minimum tax NOL carryforward of approximately $88,000,000 which expires in 2000 through 2019, statutory depletion carryforward of approximately $2,000,000 which does not have an expiration date, and a net capital loss carryforward of approximately $6,000,000 which expires in 2000. Approximately $5,000,000 of the net operating loss carryforward has been acquired with the purchase of subsidiaries and must be used to offset future income from profitable operations within those subsidiaries.

         There were no deferred tax liabilities as of March 31, 2000. Total deferred tax assets, primarily related to the net operating loss carryforward, were approximately $39,532,000 at March 31, 2000. The total net deferred tax asset is offset by a valuation allowance of approximately $39,532,000 at March 31, 2000.


(12)     RELATED PARTY TRANSACTIONS

         Harken has on its Board of Directors a director who is also a managing director of EnCap Investments L.C. ("EnCap"). EnCap has historically provided financial consulting and investment banking services to Harken. In connection with the June 1997 placement of the 5 1/2% European Notes, EnCap received as a financial consulting fee, $466,667 in cash, and a warrant to purchase 50,000 shares of Harken common stock at any time after December 11, 1997 and on or before December 11, 1999 at an exercise price of $5.00 per share. As described in Note 7 -- Development Finance and Operating Agreements, in October 1997, Harken entered into a Development Finance Agreement with the EnCap Investors. EnCap serves as the general partner of three of the EnCap Investors and the Harken director serves as a director of the fourth EnCap Investor. In connection with the EnCap Development Finance Agreement, EnCap received an investment banking fee of $500,000. In October 1999, Harken purchased all the Development Finance Agreement interests and rights held by the EnCap Investors for $20,000,000 cash. In May 1998, Harken acquired the Bargo Properties from St. Martinville Partners, Ltd. and Bargo Energy Company, which are affiliates of EnCap. In addition, in December 1999, Harken acquired the Benz Prospects from Benz, which is an affiliate of EnCap. Harken believes that the above transactions were made at terms at least as favorable to Harken as those that could have been secured with an unrelated party.

         In March 2000, Harken issued 1,666,667 shares of Harken common stock to two institutional investors in exchange for $1,500,000 cash and 5,000 shares of Benz Series II preferred stock.

         During 1997, 1998, and 1999, Harken made secured short-term loans to certain members of Harken's Board of Directors and Management. Such notes receivable are reflected in Harken's consolidated balance sheet at December 31, 1999 and March 31, 2000 as Related Party Notes Receivable.


(13)     HEDGING ACTIVITIES

         During 1999, Harken entered into certain commodity derivative instruments, which are effective in mitigating commodity price risk associated with a portion of its monthly crude oil and natural gas production and cash flow. With the August 19, 1999 merger with XPLOR, Harken held natural gas price swaps entered into by XPLOR. At March 31, 2000, such natural gas price swaps result in XPLOR receiving fixed prices of approximately $2.20 per MMBTU covering a total of 1,575,000 MMBTUs over the life of the swaps, through December 2001. Harken allocated a portion of the XPLOR purchase price to the fair value of these swap contracts as of the date of the merger. At March 31, 2000, the remaining deferred obligation relating to these natural gas swap contracts of approximately $517,000, and having a market value of approximately $995,000, is reflected in accrued liabilities and will be recognized in revenue over the life of the contracts as the hedged natural gas is sold. At March 31, 2000, Harken also held a put option for crude oil with a fixed price of $15 per barrel covering 129,500 barrels over the life of the option, through October 31, 2000. At March 31, 2000, the remaining unamortized premium of approximately $52,000 relating to the crude oil put option is included in other current assets and will be recognized in revenue over the life of the option as the hedged crude oil is sold.

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

(14)     SEGMENT INFORMATION

         Harken divides its operations into two operating segments which are managed and evaluated by Harken as separate operations. Harken's North American operating segment currently relates to Harken's exploration, development, production and acquisition efforts in the United States whereby production cash flows are discovered or acquired, and operated primarily through traditional ownership of mineral interests in the various states in which it operates. Harken's North American production is sold to established purchasers and generally transported through an existing and well-developed pipeline infrastructure. Harken's Middle American operating segment currently relates to Harken's exploration, development, production and acquisition efforts in Colombia and Costa Rica. Middle American segment production cash flows are discovered through extensive drilling operations conducted under Association Contract arrangements with the state-owned oil and gas companies/ministries in the respective countries. Harken's Middle American operations are heavily capital intensive in the exploration and development phases due to remote well locations and the general need for the construction of Harken's own flowline connections and production facilities. During the periods presented below, none of Harken's Middle American segment operating revenues related to Costa Rica.

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

         Harken's financial information for each of its operating segments is as follows for the periods ended March 31, 1999 and March 31, 2000:

                                                    NORTH             MIDDLE
                                                   AMERICA            AMERICA               TOTAL
                                               --------------      --------------      --------------
FOR THE THREE MONTHS ENDED
   MARCH 31, 1999:

Operating revenues                             $    2,402,000      $      678,000      $    3,080,000
Interest and other income                             611,000             645,000           1,256,000
Depreciation and amortization                       1,163,000             215,000           1,378,000
Interest expense and other, net                       216,000           1,143,000           1,359,000
Income tax expense                                         --                  --                  --
Segment loss                                         (443,000)         (1,205,000)         (1,648,000)
Capital expenditures                                  534,000          13,941,000          14,475,000
Total assets at end of period                      82,013,000         202,657,000         284,670,000



FOR THE THREE MONTHS ENDED
   MARCH 31, 2000:

Operating revenues                             $    7,155,000      $    2,729,000      $    9,884,000
Interest and other income                             150,000             238,000             388,000
Depreciation and amortization                       1,991,000             810,000           2,801,000
Interest expense and other, net                       815,000             628,000           1,443,000
Income tax expense                                     15,000                  --              15,000
Segment loss before extraordinary items              (645,000)         (1,372,000)         (2,017,000)
Segment loss                                         (645,000)         (1,379,000)         (2,024,000)
Capital expenditures                                2,507,000           3,256,000           5,763,000
Total assets at end of period                     100,601,000         196,975,000         297,576,000


(15)     COMMITMENTS AND CONTINGENCIES

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

         On March 8, 2000, Harken was named as a third party defendant in an action styled State of Texas vs. Amber Refining, Inc., Paradigm Properties Management, Inc., Amber Terminal, Inc., Texas 150 Business Park, Inc., Edward A. Shaw, ESCM & Associates, Restructure Petroleum Marketing, Inc., and EZ Serve Corporation, Inc.; Case No. 97-05966 pending in the 261st District Court for Travis County, Texas. This is an action brought by the State of Texas against the owners of a refinery and refined products terminal facility located in Fort Worth, Texas. Harken believes that it has no liability in this matter.

         Harken and its subsidiaries currently are involved in various other lawsuits and other contingencies, which in management's opinion, will not have a material adverse effect on Harken's financial position.

         Harken has accrued approximately $ 6,100,000 at March 31, 2000 relating to certain other operational or regulatory liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in significant loss exposure to Harken.

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

         As of May 10, 2000, Harken has experienced no interruption in any of its computerized systems or any other non-information technology system related to the Year 2000 issue. In additional, Harken has noted no material impact to any of its key purchasers, vendors or customers as a result of the Year 2000 issue. Harken continues to be alert for any potential Year 2000-related problems and maintains appropriate contingency plans to address any remaining potential disruption related to the Year 2000 issue.

         Pending SEC Review of Reserve Report -- In connection with Harken's recent filing of a registration statement on Form S-3, the Securities and Exchange Commission (the "SEC") has issued a comment letter disagreeing with Harken's classification of its reserves in Colombia as proved. Gaffney, Cline & Associates, Harken's independent reserve engineers, classified these reserves as proved in the reserve report for the year ended December 31, 1999 issued for Harken, which was used in the preparation of the financial statements included herein. Harken has reviewed the SEC comments with Gaffney, Cline & Associates and both Gaffney, Cline & Associates and Harken believe that such reserves are properly classified as proved. However, if these reserves are ultimately reclassified as not proved, Harken's Colombian proved reserves will be materially reduced, which could result in a write-down of Harken's Colombian capitalized property costs.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

         Certain statements included in the accompanying condensed financial statements and in the following discussion and analysis of financial condition and results of operations, including statements of Harken management's current expectations, intentions, plans and beliefs, and statements containing the words "believes", "anticipates", "estimates", "expects", or "may" are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance, timing or achievements of Harken to be materially different from any results, performance, timing or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks described in Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission.

OVERVIEW

         Harken reported a net loss for the three months ended March 31, 2000 of $2,024,000 compared to a net loss of $1,648,000 for the prior year period despite increased domestic and Colombian production and increased prices, primarily due to a charge to earnings related to the conversion of certain European Notes. Harken worldwide oil and gas revenues have increased 221% during the first quarter of 2000 compared to the prior year period due to increased prices, particularly for crude oil; increased domestic production primarily as a result of the August 1999 merger with XPLOR Energy, Inc.; and the increased Colombian production from Harken's Bolivar and Alcaravan Association Contract areas. Gross profit before depreciation and amortization, general and administrative and interest expenses totaled approximately $6.6 million during the three months ended March 31, 2000 compared to approximately $1.6 million for the prior year period.

                                                             Three Months Ended
                                                                  March 31,
                                                       -----------------------------
                                                           1999             2000
                                                       ------------     ------------
                                                                (unaudited)
   REVENUES

   Domestic Exploration and Production
   Operations
     Oil sales revenues                                $  1,350,000     $  3,968,000
        Oil volumes in barrels                              121,000          143,000
        Oil price per barrel                           $      11.16     $      27.75
     Gas sales revenues                                $    979,000     $  2,991,000
        Gas volumes in mcf                                  570,000        1,124,000
        Gas price per mcf                              $       1.72     $       2.66
     Gas plant revenues                                $     73,000     $    196,000

   Colombian Exploration and Production
   Operations
     Oil sales revenues                                $    678,000     $  2,729,000
        Oil volumes in barrels                               77,000          124,000
        Oil price per barrel                           $       8.81     $      22.01

   OTHER REVENUES
     Interest income                                   $  1,248,000     $    382,000
     Other income                                      $      8,000     $      6,000

                              RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected Harken's earnings and balance sheet during the periods included in the accompanying consolidated financial statements.


For the quarter ended March 31, 2000 compared with the corresponding prior period.

DOMESTIC OPERATIONS

         Domestic gross oil and gas revenues during the first quarter of 2000 and 1999 relate primarily to the operations in the onshore and offshore areas of the Texas and Louisiana Gulf Coast, the Western and Panhandle regions of Texas, the Four Corners area primarily on the Navajo Indian Reservation, the Magnolia region of Arkansas and the Carlsbad region of New Mexico.

         Gross domestic oil revenues increased 194% to $3,968,000 during the first quarter of 2000 compared to $1,350,000 during the first quarter of 1999 primarily due to the increase in oil prices, which averaged $16.59 more per barrel during the first quarter of 2000 compared to the prior year period. Oil prices have continued to remain higher during the second quarter of 2000 compared to prices received during the same period of the prior year. Oil production volumes also increased 18% during the first quarter of 2000 compared to the prior year period primarily due to the merger with XPLOR in August 1999.

         Gross domestic gas revenues increased 206% to $2,991,000 for the three months ended March 31, 2000 compared to $979,000 for the prior year period due primarily to the increase in gas production as a result of the merger with XPLOR in August 1999. In addition, the increased gas revenues were also due to the increase in average gas prices received during the first quarter of 2000, as Harken received an overall average price of $2.66 per mcf of gas production during the first quarter of 2000 compared to $1.72 per mcf received during the first quarter of 1999.

         Domestic oil and gas operating expenses consist of lease operating expenses and gas plant expenses, along with a number of production and reserve based taxes. Domestic oil and gas operating expenses increased 116% to $2,746,000 during the first quarter of 2000 compared to $1,273,000 during the prior year primarily due to the increase in operating expenses from the above mentioned merger with XPLOR. Oil and gas operating expenses decreased as a percentage of related oil and gas revenues due primarily to the increase in oil and gas prices during the first quarter of 2000 compared to the prior year period. Harken is reviewing its existing domestic operations to identify specific properties for which operating expenses can be reduced.

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

COLOMBIAN OPERATIONS

         Middle American oil revenues have increased 303% from $678,000 during the first quarter of 1999 to $2,729,000 during the first quarter of 2000. During the first quarter of 2000, Harken's Colombian production operations consisted of production testing conducted on Harken's Bolivar and Alcaravan Association contract areas. All of Harken's Colombian production during the first quarter of 1999 was transported by trucking operations, however, in April 1999, Harken commenced pipeline transportation on its Palo Blanco flowline on the Alcaravan Association contract area.

         During portions of the first quarter of 2000, Harken's Estero #1 well on the Alcaravan Contract area has produced at rates in excess of 3,000 gross barrels of oil per day, although sales of production have been temporarily limited to approximately 1,000 gross barrels of oil per day due to pipeline constraints and pumping capacity. Harken's Catalina #1 and Olivo #1 wells on the Bolivar Contract area have averaged a combined 1,250 gross barrels of oil per day during the first quarter of 2000. Harken's production volumes during the remainder of 2000 will primarily remain dependent on existing well production, pipeline transportation capacity and pumping efficiency.

         Due to increased production, Middle American operating expenses have also increased from $185,000 during the first quarter of 1999 to $527,000 for the first quarter of 2000.

INTEREST AND OTHER INCOME

         Interest and other income decreased during the first quarter of 2000 compared to the prior year period due to Harken's usage of cash during 1999 for capital expenditures, and the October 1999 purchase of certain development finance interests for $20 million. Harken generated approximately $1.25 million of interest income during the first quarter of 1999, compared to approximately $382,000 of interest income during the first quarter of 2000. Harken's cash balances, which include investments in short-term marketable debt securities, are expected to decrease in 2000 as such funds are used to support Harken's capital expenditure plans. Harken intends to continue to pursue financing arrangements from various sources during 2000 and the decrease in existing cash balances and related interest income could be mitigated or offset if such efforts are successful.

OTHER COSTS AND EXPENSES

         General and administrative expenses increased during the first quarter of 2000 compared to the first quarter of 1999 primarily due to administrative expenses associated with Harken's growing Colombian production operations. In addition, Harken added minimal administrative expenses as a result of the increased operations relating to the August 1999 merger with XPLOR. Harken also continues to reduce general and administrative expenses by reducing staff.

         Depreciation and amortization expense increased during the first quarter of 2000 compared to the prior year period consistent with the increased equivalent barrel production levels during the quarter. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties. In addition, Harken's depreciation on other property has increased as a result of Harken's expanding operations.

         Interest expense and other remained level during the first quarter of 2000 compared to the prior year period despite the conversion and purchase of the Development Finance Agreements during 1999 and early 2000. Such decreases in interest expense were offset by the interest expense added from XPLOR and the Benz Convertible Notes, interest expense recorded from the February 2000 agreement with Faisal as well as the decrease in the amounts of interest capitalized to Harken's Colombian exploration activity, as such activity during the first quarter of 2000 has decreased compared to the prior year period.

         Related to the February 2000 transaction whereby Harken exchanged European Notes in the face amount of $6,000,000 plus accrued interest, for 3,000,000 shares of Harken common stock, Harken reflected a charge to earnings of $2,068,000 related to the fair value of the shares of Harken common stock issued in excess of the number of shares which would have been issued pursuant to the $6.50 per share conversion price of the European Notes.


                         LIQUIDITY AND CAPITAL RESOURCES

         Harken's working capital at March 31, 2000 was approximately $17.7 million, versus approximately $21.0 million at December 31, 1999. The decrease in cash and working capital during the first quarter of 2000 resulted primarily from approximately $6.4 million of capital expenditures. Harken's operations generated approximately $2.3 million of cash flow during the first quarter of 2000. Harken's cash resources at March 31, 2000 totaled approximately $21.0 million. Harken's remaining cash resources are available for its ongoing exploration, development and acquisition efforts both internationally and in North America.

         Harken's primary need for capital is to fund its planned exploration and development efforts domestically as well as in Colombia and Costa Rica. Harken anticipates worldwide capital expenditures will total approximately $38 million during 2000, and plans to seek joint venture partner participation to fund a portion of the cost for all of its significant exploration projects. Harken believes that it will have sufficient cash resources to fund all of its planned capital expenditures during 2000. In addition, Harken intends to continue to pursue North American and international acquisition opportunities and plans to fund such acquisitions, if any are consummated, through a combination of cash on hand, issuances of debt or equity securities.

         Harken anticipates that full development of its Middle American reserves will take several years and will also require extensive production facilities, transportation flowlines and development activity which will require significant additional capital expenditures. The ultimate amount of such expenditures cannot be presently predicted.

         During the third quarter of 1999, Harken announced the non-recourse project finance loan agreement facility with the International Finance Corporation ("IFC"), the private sector subsidiary of the World Bank Group. Loans under this facility were to be available for the development of the Bolivar Association Contract in Colombia. Currently, and as of March 31, 2000, Harken de Colombia, Ltd. and Harken do not meet certain of the financial covenants required in order to draw down funds under the project finance facility. Additionally, Harken is reviewing certain aspects of the Bolivar development project in light of current Bolivar production information and Harken's drilling and development plans for 2000. As of May 10, 2000, no modifications to the project finance facility have been made with IFC. The current plans for the development of the Bolivar Contract area call for further testing of the Laurel #1 well, with the installation of a new rod pump assembly to further test the Rosa Blanca formation in this well. If the test does not prove successful, Harken plans to move up hole and test the La Luna formation, which was present in this well based on log analysis. While the analysis will provide helpful information, a full understanding of the complex field geology may only be obtained as Harken drills the additional planned wells.

         Harken is currently constructing a Bolivar Contract area flowline which will be completed over the next few months. Harken will continue to truck 100% of daily field production while the flowline is being installed. Harken had earlier planned to construct the flowline during late 1999 or early 2000, but decided to delay the actual construction of the flowline following the initial results of the Laurel #1 well. In March 1999, Harken de Colombia, Ltd. filed a request with Ecopetrol to declare the Catalina field to be commercial. In June 1999, Harken de Colombia, Ltd. filed a request with Ecopetrol to declare the Palo Blanco field to be commercial. As of May 10, 2000, both commerciality applications are in process of being reviewed by Ecopetrol. Ecopetrol may approve the commerciality requests or require Harken de Colombia, Ltd. to proceed on a sole-risk basis for its development plans. If Harken de Colombia, Ltd. proceeds on a sole-risk basis, it will be entitled to receive Ecopetrol's share of production after royalty, until Harken de Colombia, Ltd. has recovered 200% of its development costs, after which time Ecopetrol would receive its share of production.

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

         Harken's North American operating strategy includes efforts to acquire additional oil and gas reserves through exploration and development drilling activities in North America, particularly on selected properties acquired through the August 1999 merger with XPLOR Energy, Inc., the additional prospects acquired in December 1999, and through acquisitions. Harken also plans to continue selected development of proved undeveloped reserves on its North American properties in addition to a continual workover program on producing properties. The targeted results of these workover efforts are to maintain North American production levels during 2000. Harken continues to review its domestic oil and gas properties for non-strategic assets which can be negotiated for possible sale.

         European Convertible Notes Payable -- On May 26, 1998, Harken issued a total of $85 million in 5% Senior Convertible Notes (the "European Notes") which mature on May 26, 2003. In connection with the sale and issuance of the 5% European Notes, Harken paid approximately $4,256,000 from the 5% European Notes proceeds for commission and issuance costs. Interest incurred on these notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are converted. Such European Notes are convertible into shares of Harken common stock at a conversion price of $6.50 per share, subject to adjustment in certain circumstances. Harken also has the right to require conversion of the 5% European Notes into shares of Harken common stock at any time on or after May 26, 1999, if for any period of thirty consecutive days commencing on or after May 26, 1998, the average of the closing prices of Harken common stock for each trading day during such thirty-day period shall have equaled or exceeded $8.125 per share. Interest payments related to the 5% European Notes will be funded from cash flow from operations or existing cash balances. For a detailed discussion of the 5% European Notes see "Notes to Consolidated Condensed Financial Statements, Note 8 -- Convertible Notes Payable."

         In February 2000, Harken entered into an agreement with a holder of $6,000,000 of the European Notes where the holder exchanged all his Notes, plus accrued interest, for 3,000,000 shares of Harken common stock plus a cash payment of $50,000. Although the 3,000,000 shares of Harken common stock issued had a total fair value of approximately 50% of the face value of the Notes exchanged, accounting for the transaction required Harken to reflect a charge to earnings of approximately $2,100,000 related to the fair value of the shares of Harken common stock issued in excess of the number of shares which would have been issued pursuant to the $6.50 per share conversion price of the European Notes. In April 2000, Harken repurchased European Notes in the face amount of $1,980,000 from a holder in exchange for cash of approximately $1,089,000 plus transaction expenses. Harken is considering additional transactions with the European Note holders whereby Harken may retire additional Notes in exchange for shares of Harken common stock, cash or other consideration.

         Benz Convertible Notes -- On December 30, 1999 (the "Closing Date"), Harken issued the Benz Convertible Notes in exchange for certain prospects acquired from Benz. See "Notes to Consolidated Condensed Financial Statements,
Note 2 - Mergers and Acquisitions" for further discussion of the acquisition of the Benz Prospects. The Benz Convertible Notes mature May 26, 2003 and bear interest at 5% per annum, payable semi-annually in May and November of each year to maturity or until the Benz Convertible Notes are converted. Such Benz Convertible Notes are convertible into shares of Harken common stock at a conversion price of $6.50 per share, subject to adjustment in certain circumstances (the "Benz Notes Conversion Price"). The Benz Convertible Notes are also convertible by Harken into shares of Harken common stock, if for any period of thirty consecutive days the average of the closing prices of Harken common stock for each trading day during such thirty-day period shall have equaled or exceeded 125% of the Benz Notes Conversion Price (or $8.125 per share of Harken common stock). The Benz Convertible Notes may be redeemed for cash, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002 Harken may redeem up to 50% of the Benz Convertible Notes in exchange for shares of Harken common stock at a conversion price to be calculated based on an average market price of Harken common stock.

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

         In March 2000, Harken and Benz entered into an agreement whereby Harken prepaid the approximately $243,000 interest payment due May 26, 2000 on the Benz Convertible Notes and repurchased Benz Convertible Notes having a face amount of $1,125,000 for $375,000 cash. In addition, the May 26, 2003 maturity date for certain of the Benz Convertible Notes was extended to November 26, 2003. No accounting gain was recorded on this transaction due to the related party relationship between Harken and Benz.

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

         Pending SEC Review of Reserve Report -- In connection with Harken's recent filing of a registration statement on Form S-3, the Securities and Exchange Commission (the "SEC") has issued a comment letter disagreeing with Harken's classification of its reserves in Colombia as proved. Gaffney, Cline & Associates, Harken's independent reserve engineers, classified these reserves as proved in the reserve report for the year ended December 31, 1999 issued for Harken, which was used in the preparation of the financial statements included herein. Harken has reviewed the SEC comments with Gaffney, Cline & Associates and both Gaffney, Cline & Associates and Harken believe that such reserves are properly classified as proved. However, if these reserves are ultimately reclassified as not proved, Harken's Colombian proved reserves will be materially reduced.

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

         As of May 10, 2000, Harken has experienced no interruption in any of its computerized systems or any other non-information technology system related to the Year 2000 issue. In addition, Harken has noted no material impact to any of its key purchasers, vendors or customers as a result of the Year 2000 issue. Harken continues to be alert for any potential Year 2000-related problems and maintains appropriate contingency plans to address any remaining potential disruption related to the Year 2000 issue.

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

                  3.7 Amendment to the Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.6 to Harken's Quarterly Report on Form 10-K for the fiscal quarter ended June 30, 1999, File No. 0-9207, and incorporated by reference herein).

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

                  4.6 Rights Agreement, dated as of April 6, 1999, by and between Harken Energy Corporation And ChaseMellon Shareholder Services L.LC., as Rights Agent (filed as
                           Exhibit 4 to Harken's Current Report on Form 8-K dated April 7, 1999, File No. 0-9207, and incorporated by reference herein).

                  4.7 Certificate of Designations of Series E Junior Participating Preferred Stock (filed as Exhibit B to
                           Exhibit 4 to Harken's Current Report on Form 8-K dated April 7, 1999, file No. 0-9207, and incorporated by reference herein).

                  4.8 Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock (filed as
                           Exhibit 4.8 to Harken's Quarterly Report on Form 10-Q for the period ended March 31, 1999, File No. 0-9207, and incorporated by reference herein).

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






                                            Harken Energy Corporation
                                          -------------------------------
                                                   (Registrant)





Date:    May  10, 2000                By:        /s/ Bruce N. Huff
     --------------------------            -------------------------------
                                           Bruce N. Huff, President,
                                           Chief Financial Officer and Director

                               INDEX TO EXHIBITS


               Exhibit No.         Description
               -----------         -----------
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

                  3.7 Amendment to the Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.6 to
                           Harken's Quarterly Report on Form 10-K for the fiscal quarter ended June 30, 1999, File No. 0-9207, and incorporated by reference herein).

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

                  4.6 Rights Agreement, dated as of April 6, 1999, by and between Harken Energy Corporation And ChaseMellon
                           Shareholder Services L.LC., as Rights Agent (filed as
                           Exhibit 4 to Harken's Current Report on Form 8-K dated April 7, 1999, File No. 0-9207, and incorporated by reference herein).

                  4.7      Certificate of Designations of Series E Junior
                           Participating Preferred Stock (filed as Exhibit B to
                           Exhibit 4 to Harken's Current Report on Form 8-K dated April 7, 1999, file No. 0-9207, and incorporated by reference herein).

                  4.8 Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock (filed as
                           Exhibit 4.8 to Harken's Quarterly Report on Form 10-Q for the period ended March 31, 1999, File No. 0-9207, and incorporated by reference herein).

                  *27      Financial Data Schedules.

         (b)      REPORTS ON FORM 8-K

                  None filed.