Form 10-K405/A
period 1999-12-31
HARKEN ENERGY CORP
filed 2000-08-14
CIK 313478

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

        [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM           TO
                                                 -----------   -------------

                          COMMISSION FILE NUMBER 0-9207

                            HARKEN ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                        95-2841597
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


16285 PARK TEN PLACE, SUITE 600                                 77084
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

     DOCUMENTS INCORPORATED BY REFERENCE: DEFINITIVE PROXY MATERIALS FOR THE 2000 ANNUAL MEETING OF STOCKHOLDERS -- PART III, ITEMS 10, 11, 12, AND 13.

================================================================================

                                EXPLANATORY NOTE

     This Form 10-K/A for the year ended December 31, 1999 is being filed, together with Form 10-Q/A for the first quarter ended March 31, 2000, in order for Harken Energy Corporation to report its consolidated financial statements which have been restated to reflect a change in Harken's proved reserves in Colombia to resolve issues raised by the SEC in a recent comment letter. The items amended are Item 1, 6, 7, 8 and 14. Other items are not amended and are not included in the filing. Item 7 has been revised only to reflect the impact of the above-mentioned change in Colombian proved reserves, and does not include an updated discussion for events occurring after March 30, 2000.

                                TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----
PART I.

  ITEM  1.       Business............................................................  4


PART II.

  ITEM  6.       Selected Financial Information and Other Data....................... 25

  ITEM  7A.      Management's Discussion and Analysis of Financial Condition and
                 Results of Operations............................................... 26

  ITEM  8.       Financial Statements and Supplementary Data......................... 38


PART IV.

  ITEM 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K..... 85

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

Harken has a history of losses and may suffer losses in the future

         Harken has reported losses in each of the last five years including a loss of $12.8 million for the year ended December 31, 1999. Harken has cumulative losses of $70.7 million over the last five years. Harken's ability to generate net income is strongly affected by the market price of crude oil and natural gas. If the market price of crude oil and natural gas declines, Harken may report additional losses in the future.

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

PROPERTIES AND LOCATIONS

         Production and Revenues -- The following table shows, for the periods indicated, operating information attributable to Harken's oil and gas interests:

                                    DOMESTIC

                                                    YEAR ENDED DECEMBER 31,
                           -----------------------------------------------------------------------
                               1995          1996           1997           1998           1999
                           -----------    -----------    -----------    -----------    -----------
Production:

  Oil (Bbls)                   217,000        370,000        416,000        433,000        510,000
  Natural Gas (Mcf)            810,000      1,409,000      1,922,000      2,063,000      2,847,000
Revenues:
  Oil                      $ 3,985,000    $ 7,863,000    $ 8,029,000    $ 5,508,000    $ 9,188,000
  Natural Gas              $ 1,188,000    $ 3,611,000    $ 5,331,000    $ 4,373,000    $ 6,879,000
                           -----------    -----------    -----------    -----------    -----------
    Total                  $ 5,173,000    $11,474,000    $13,360,000    $ 9,881,000    $16,067,000
                           ===========    ===========    ===========    ===========    ===========
Unit Prices:
  Oil (per Bbl)            $     18.36    $     21.25    $     19.30    $     12.72    $     18.02
  Natural Gas (per Mcf)    $      1.47    $      2.56    $      2.77    $      2.12    $      2.42
  Production costs per
    equivalent barrel      $      6.06    $      7.33    $      7.58    $      7.36    $      7.84
  Amortization per
   equivalent barrel       $      5.68    $      5.58    $      6.60    $      6.03    $      5.41

                            INTERNATIONAL - COLOMBIA

                                             YEAR ENDED DECEMBER 31,
                                          -----------------------------
                                               1998            1999
                                          -------------   -------------

Production:

  Oil (Bbls)                                     61,000         248,000
  Natural Gas (Mcf)                                  --              --

Revenues:
  Oil                                     $     538,000   $   3,026,000
  Natural Gas                             $          --   $          --
                                          -------------   -------------
    Total                                 $     538,000   $   3,026,000
                                          =============   =============



Unit Prices:
  Oil (per Bbl)                           $        8.82   $       12.20
  Natural Gas (per Mcf)                   $          --   $          --
  Production and transportation costs
     per equivalent barrel                $        4.39   $        4.90
  Amortization per equivalent barrel      $        1.04   $        3.52

         Acreage and Wells -- At December 31, 1999, Harken owned interests in the following oil and gas wells and acreage.

                                    DOMESTIC

                   Gross Wells            Net Wells        Developed Acreage    Undeveloped Acreage
              -------------------   -------------------   -------------------   -------------------
STATE            Oil        Gas        Oil        Gas       Gross       Net       Gross       Net
              --------   --------   --------   --------   --------   --------   --------   --------
Alabama              1         --       0.30         --        320         75         --         --
Arizona             --          6         --       6.00      4,690      4,417         --         --
Arkansas            59         --      31.10                 4,040      2,256         --         --
Mississippi         --         --         --         --         --         --     17,156     16,493
New Mexico          20         --       6.60         --      1,430        718         --         --
Texas              224        198     205.00     138.75     49,159     34,038     39,190     14,792
Louisiana           92         18      60.54       4.22     10,411      4,642     13,622      4,867
Utah                23         --      19.50         --      8,836      8,306        433        408
              --------   --------   --------   --------   --------   --------   --------   --------
  Total            419        222     323.04     148.97     78,886     54,452     70,401     36,560
              ========   ========   ========   ========   ========   ========   ========   ========

                            INTERNATIONAL - COLOMBIA

                        Gross Wells             Net Wells           Developed Acreage      Undeveloped Acreage
                  ---------------------   ---------------------   ---------------------   ---------------------
CONTRACT AREA        Oil         Gas         Oil         Gas        Gross        Net        Gross        Net
                  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Alcaravan                 1          --        0.80          --       2,253       1,127      98,747      49,374
Bocachico                 3          --        2.16          --       7,835       3,918     184,165      92,083
Bolivar                   2          --        1.60          --       1,800         900     248,200     124,100
Cambulos                 --          --          --          --          --          --     300,000     150,000
Los Olmos                --          --          --          --          --          --     374,000     187,000
                  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
  Total                   6          --        4.56          --      11,888       5,945   1,205,112     602,557
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

                                    DOMESTIC

                                    NUMBER OF GROSS WELLS DRILLED
                ---------------------------------------------------------------------
                     Exploratory            Developmental                Total
                ---------------------   ---------------------    --------------------
                Productive    Drilled   Productive    Drilled    Productive   Drilled
                ----------    -------   ----------    -------    ----------   -------
1997                    9           9          10          10          19          19
1998                    2           2           8           8          10          10
1999                    4           4           3           3           7           7
                  -------     -------     -------     -------     -------     -------
  Total                15          15          21          21          36          36
                  =======     =======     =======     =======     =======     =======

                                    NUMBER OF NET WELLS DRILLED
                ---------------------------------------------------------------------
                     Exploratory            Developmental                Total
                ---------------------   ---------------------    --------------------
                Productive    Drilled   Productive    Drilled    Productive   Drilled
                ----------    -------   ----------    -------    ----------   -------
1997                 0.19        0.19        3.41        3.41        3.60        3.60
1998                 0.02        0.02        1.00        1.00        1.02        1.02
1999                 0.94        0.94        0.41        0.41        1.35        1.35
                  -------     -------     -------     -------     -------     -------
  Total              1.15        1.15        4.82        4.82        5.97        5.97
                  =======     =======     =======     =======     =======     =======




                            INTERNATIONAL - COLOMBIA

                                    NUMBER OF GROSS WELLS DRILLED
                ---------------------------------------------------------------------
                     Exploratory            Developmental                Total
                ---------------------   ---------------------    --------------------
                Productive    Drilled   Productive    Drilled    Productive   Drilled
                ----------    -------   ----------    -------    ----------   -------
1997                    2           2          --          --           2           2
1998                    3           4          --          --           3           4
1999                   --           1          --          --          --           1
                  -------     -------     -------     -------     -------     -------
  Total                 5           7          --          --           5           7
                  =======     =======     =======     =======     =======     =======



                                    NUMBER OF NET WELLS DRILLED
                ---------------------------------------------------------------------
                     Exploratory            Developmental                Total
                ---------------------   ---------------------    --------------------
                Productive    Drilled   Productive    Drilled    Productive   Drilled
                ----------    -------   ----------    -------    ----------   -------
1997                 1.24        1.24          --          --        1.24        1.24
1998                 3.00        3.50          --          --        3.00        3.50
1999                   --        1.00          --          --          --        1.00
                  -------     -------     -------     -------     -------     -------
  Total              4.24        5.74          --          --        4.24        5.74
                  =======     =======     =======     =======     =======     =======


EMPLOYEES

         As of December 31, 1999, Harken had 117 employees. Harken has experienced no work stoppages or strikes as a result of labor disputes and considers relations with its employees to be satisfactory. Harken maintains group life, medical, dental, surgical and hospital insurance plans for its employees.

ITEM 6.  SELECTED FINANCIAL INFORMATION AND OTHER DATA

                                                     1995             1996           1997            1998            1999
                                                 ------------    ------------    ------------    ------------    ------------
                                                                                                                (Restated)(4)
Revenues                                         $  7,471,000      13,921,000      18,768,000      19,770,000      23,456,000
Loss before extraordinary item                   $ (1,625,000)       (341,000)       (284,000)    (55,787,000)    (12,295,000)
Net loss                                         $ (1,625,000)       (341,000)       (284,000)    (55,787,000)    (12,845,000)
Basic loss per common share:
   Loss before extraordinary item                $      (0.02)          (0.00)          (0.00)          (0.44)          (0.15)
                                                 ------------    ------------    ------------    ------------    ------------
   Net loss                                      $      (0.02)          (0.00)          (0.00)          (0.44)          (0.15)
                                                 ============    ============    ============    ============    ============
Diluted loss per common share:
   Loss before extraordinary item                $      (0.02)          (0.00)          (0.00)          (0.44)          (0.15)
                                                 ------------    ------------    ------------    ------------    ------------
   Net loss                                      $      (0.02)          (0.00)          (0.00)          (0.40)          (0.15)
                                                 ============    ============    ============    ============    ============
Current assets                                   $ 10,531,000      49,838,000     126,392,000     144,163,000      32,178,000
Current liabilities                              $  4,918,000       6,061,000      15,752,000      20,426,000      11,202,000
                                                 ------------    ------------    ------------    ------------    ------------
Working capital                                  $  5,613,000      43,777,000     110,640,000     123,737,000      20,976,000
                                                 ============    ============    ============    ============    ============
Total assets                                     $ 70,794,000     123,000,000     238,780,000     320,116,000     298,785,000
Long-term obligations:
   Convertible notes                             $ 25,726,000      38,600,000      39,880,000      85,000,000      95,869,000
   Development finance obligation                $         --              --      25,740,000      38,552,000       1,302,000
   Bank credit facilities                        $         --              --              --              --      10,500,000
   Other long-term obligations                   $         --              --              --              --       5,078,000
                                                 ------------    ------------    ------------    ------------    ------------
     Total                                       $ 25,726,000      38,600,000      65,620,000     123,552,000     112,749,000
                                                 ============    ============    ============    ============    ============
Stockholders' equity                             $ 40,150,000      78,339,000     157,408,000     176,138,000     174,834,000
Series F preferred stock outstanding (3)                   --              --              --          15,000              --
Weighted average common stock outstanding (1):
   Basic                                           65,041,063      85,021,894     109,087,697     130,252,727     144,135,167
   Diluted                                         65,041,063      85,021,894     109,087,697     130,252,727     144,135,167
Proved reserves at end of year (2):
   Bbls of oil                                      3,523,000       7,389,000      13,088,000      31,522,000      29,678,000
   Mcf of gas                                      29,203,000      34,160,000      33,293,000     108,451,000      52,818,000
   Future net cash inflows                       $ 99,193,000     234,164,000     144,543,000     226,974,000     451,118,000
   Present value (discounted at 10% per year)    $ 58,776,000     142,243,000      90,580,000     144,851,000     280,427,000



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

(4) See "Notes to Consolidated Financial Statements, Note 15 - Oil and Gas Disclosures and Note 17 - Restatement of Financial Statements" contained in
     Part II, Item 8, for a discussion of Harken's restatement of its consolidated financial statements.

ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         During 1999, Harken continued to implement its business strategy of focusing on acquiring and producing proven domestic operations, while increasing its investment in higher potential international operations in Colombia and Costa Rica. In addition, Harken has also expanded its domestic exploration and development efforts during the year. This strategy continued to result in growth for Harken that has been reflected over the past several years. Harken's Colombian proved reserves have grown from a present value of $33.6 million at December 31, 1997 to a present value of $185 million at December 31, 1999. Domestic proved reserves have also increased from a present value of $56.9 million at December 31, 1997 to a present value of $95.5 million at December 31, 1999. Harken's total revenues have increased each year for the past six years, and given current production levels from its Colombian operations, Harken's Colombian revenues are expected to continue increasing during the coming year. During 1999, Harken recorded increased crude oil sales from its Colombia operations, consisting of oil revenues from Harken's Bolivar and Alcaravan Contract areas. Such Colombian operation revenues increased from $538,000 during 1998 to $3,026,000 during 1999.

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

         Harken reported a net loss of approximately $12.8 million for the year ended December 31, 1999. Harken has reflected net losses in each of the last five years due to a number of factors, including the writedown or impairment of oil and gas properties or other assets, the fluctuating nature of crude oil and natural gas prices, and the administrative and executive expenses associated with Harken's emerging international operations. While Harken expects that oil and gas revenues from its Colombian operations will increasingly contribute to its total revenues, Harken's operating results will continue to remain dependent upon the prices of crude oil and natural gas. Accordingly, as Harken's future profitability cannot yet be assured, Harken has offset all of its net deferred tax assets on its balance sheets with a valuation allowance.

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

                                                       Year Ended December 31,
                                             ------------------------------------------

DOMESTIC EXPLORATION AND PRODUCTION
OPERATIONS                                       1997           1998           1999
                                             ------------   ------------   ------------
  Oil sales revenues                         $  8,029,000   $  5,508,000   $  9,188,000
     Oil volumes in barrels                       416,000        433,000        510,000
     Oil price per barrel                    $      19.30   $      12.72   $      18.02
  Gas sales revenues                         $  5,331,000   $  4,373,000   $  6,879,000
     Gas volumes in Mcf                         1,922,000      2,063,000      2,847,000
     Gas price per Mcf                       $       2.77   $       2.12   $       2.42
  Gas plant revenues                         $    753,000   $    513,000   $    652,000



MIDDLE AMERICAN EXPLORATION AND PRODUCTION
OPERATIONS
  Oil sales revenues                         $         --   $    538,000   $  3,026,000
     Oil volumes in barrels                            --         61,000        248,000
     Oil price per barrel                    $         --           8.82   $      12.20

OTHER REVENUES

  Interest Income                            $  4,626,000   $  8,454,000   $  3,693,000
  Other Income                               $     29,000   $    384,000   $     18,000

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements appear on pages 38 through 84 in this report.

                                                                                                   PAGE
                                                                                                   ----

Report of Independent Public Accountants...........................................................  39

Consolidated Balance Sheets --  December 31, 1998 and 1999.........................................  40

Consolidated Statements of Operations --
  Years ended December 31, 1997, 1998 and 1999.....................................................  41

Consolidated Statements of Stockholders' Equity --
  Years ended December 31, 1997, 1998 and 1999.....................................................  42

Consolidated Statements of Cash  Flows --
  Years ended December 31, 1997, 1998 and 1999.....................................................  43

Notes to Consolidated Financial Statements.........................................................  44

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

         As explained in Note 17 to the financial statements, the Company has restated its financial statements to give effect to the change in its estimated oil and gas reserves in Colombia.

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

                                                 ARTHUR ANDERSEN LLP



Dallas, Texas,

March 2, 2000 (except with respect to the matter
              discussed in Note 17, as to which
              the date is August 9, 2000)

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,
                                                                                  --------------------------------
                                                                                      1998                1999
                                                                                  -------------      -------------
                                                                                                       (restated)
Current Assets:
     Cash and temporary investments                                               $ 141,545,000      $  25,612,000
     Accounts receivable, net                                                         1,605,000          5,312,000
     Related party notes receivable                                                     398,000            466,000
     Prepaid expenses and other current assets                                          615,000            788,000
                                                                                  -------------      -------------
          Total Current Assets                                                      144,163,000         32,178,000


Property and Equipment:
     Oil and gas properties, using the full cost method of accounting:
          Evaluated                                                                 161,579,000        252,510,000
          Unevaluated                                                                64,534,000         63,915,000
     Facilities, gas plants and other property                                       14,864,000         21,320,000
     Less accumulated depreciation and amortization                                 (74,759,000)       (81,612,000)
                                                                                  -------------      -------------
          Total Property and Equipment, net                                         166,218,000        256,133,000



Other Assets, net                                                                     9,735,000         10,474,000
                                                                                  -------------      -------------
                                                                                  $ 320,116,000      $ 298,785,000
                                                                                  =============      =============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

     Trade payables                                                               $  12,496,000      $   2,981,000
     Accrued liabilities and other                                                    7,350,000          7,692,000
     Revenues and royalties payable                                                     580,000            529,000
                                                                                  -------------      -------------
          Total Current Liabilities                                                  20,426,000         11,202,000

Convertible Notes Payable                                                            85,000,000         95,869,000
Bank Credit Facilities                                                                       --         10,500,000
Development Finance Obligation                                                       38,552,000          1,302,000
Other Long-Term Obligations                                                                  --          5,078,000
Commitments and Contingencies (Note 16)

Stockholders' Equity:
     Series F Preferred Stock, $1.00 par value; 15,000 shares authorized and
          issued at December 31, 1998                                                    15,000                 --
     Common stock, $0.01 par value; 225,000,000 shares authorized;
         134,758,830 and 155,707,548 shares issued,  respectively                     1,348,000          1,557,000
     Additional paid-in capital                                                     327,498,000        349,236,000
     Retained deficit and other comprehensive income                               (150,171,000)      (171,443,000)
     Treasury stock, at cost, 700,000 and 2,153,000 shares held, respectively        (2,552,000)        (4,516,000)
                                                                                  -------------      -------------
          Total Stockholders' Equity                                                176,138,000        174,834,000
                                                                                  -------------      -------------
                                                                                  $ 320,116,000      $ 298,785,000
                                                                                  =============      =============



        The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Year Ended December 31,
                                                  ---------------------------------------------------
                                                       1997              1998               1999
                                                  -------------      -------------      -------------
                                                                                          (restated)
Revenues:
     Oil and gas operations                       $  14,113,000      $  10,932,000      $  19,745,000
     Interest and other income                        4,655,000          8,838,000          3,711,000
                                                  -------------      -------------      -------------
                                                     18,768,000         19,770,000         23,456,000
                                                  -------------      -------------      -------------

Costs and Expenses:
     Oil and gas operating expenses                   5,581,000          5,988,000          8,935,000
     General and administrative expenses, net         6,222,000          9,404,000         11,043,000
     Depreciation and amortization                    5,183,000          5,319,000          6,848,000
     Valuation allowance                                     --         50,518,000                 --
     Provision for asset impairments                         --                 --          1,599,000
     Interest expense and other, net                  2,003,000          4,294,000          7,296,000
                                                  -------------      -------------      -------------
                                                     18,989,000         75,523,000         35,721,000
                                                  -------------      -------------      -------------

Loss before income taxes                               (221,000)       (55,753,000)       (12,265,000)

Income tax expense                                       63,000             34,000             30,000
                                                  -------------      -------------      -------------

Net loss before extraordinary item                     (284,000)       (55,787,000)       (12,295,000)

Extraordinary item - charge for reduction of                 --                 --           (550,000)
unamortized issuance costs
                                                  -------------      -------------      -------------
Net loss                                          $    (284,000)     $ (55,787,000)     $ (12,845,000)
                                                  =============      =============      =============
Accretion related to preferred stock                         --         (1,846,000)        (8,427,000)
                                                  -------------      -------------      -------------
Net loss attributed to common stock               $    (284,000)     $ (57,633,000)     $ (21,272,000)
                                                  =============      =============      =============

Loss per common share:
     Basic loss per common share                  $       (0.00)     $       (0.44)     $       (0.15)
                                                  =============      =============      =============
     Weighted average shares outstanding            109,087,697        130,252,727        144,135,167
                                                  =============      =============      =============


     Diluted loss per common share                $       (0.00)     $       (0.44)     $       (0.15)
                                                  =============      =============      =============
     Weighted average shares outstanding            109,087,697        130,252,727        144,135,167
                                                  =============      =============      =============

        The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  ADDITIONAL
                                                  PREFERRED         COMMON          PAID-IN         TREASURY
                                                    STOCK            STOCK          CAPITAL           STOCK
                                                -------------    -------------   -------------    -------------
Balance, December 31, 1997                      $          --    $   1,218,000   $ 248,770,000    $          --

  Issuance of common stock, net                            --           51,000      25,110,000               --

  Issuance of preferred stock                          15,000               --      14,437,000               --

  Accretion of preferred stock                             --               --       1,846,000               --

  Conversions of European notes
     payable                                               --           79,000      37,335,000               --

  Treasury shares purchased                                --               --              --       (2,552,000)

  Comprehensive income (loss):
     Equity adjustment from
     foreign currency translation                          --               --              --               --

     Net loss                                              --               --              --               --
          Total comprehensive loss
                                                -------------    -------------   -------------    -------------

Balance, December 31, 1998                             15,000        1,348,000     327,498,000       (2,552,000)

  Issuance of common stock, net                            --          101,000      20,566,000               --

  Conversions of Development Finance
     Obligation                                            --          108,000      21,999,000               --

  Accretion of preferred stock                             --               --       8,427,000               --

  Treasury shares purchased                                --               --              --       (1,964,000)

  Redemption of preferred stock                       (15,000)              --     (25,269,000)              --

  Settlement of property purchase
  acquisition                                              --               --      (3,985,000)              --

  Comprehensive income (loss):
     Net loss (restated)                                   --               --              --               --
          Total comprehensive loss (restated)
                                                -------------    -------------   -------------    -------------
Balance,  December 31, 1999 (restated)          $          --    $   1,557,000   $ 349,236,000    $  (4,516,000)
                                                =============    =============   =============    =============
                                                                 Accumulated
                                                                    Other
                                                  Retained       Comprehensive
                                                   Deficit       Income (Loss)        Total
                                                -------------    -------------   -------------
Balance, December 31, 1997                      $ (92,672,000)   $      92,000   $ 157,408,000

  Issuance of common stock, net                            --               --      25,161,000

  Issuance of preferred stock                              --               --      14,452,000

  Accretion of preferred stock                     (1,846,000)              --              --

  Conversions of European notes
     payable                                               --               --      37,414,000

  Treasury shares purchased                                --               --      (2,552,000)

  Comprehensive income (loss):
     Equity adjustment from
     foreign currency translation                          --           42,000

     Net loss                                     (55,787,000)              --
          Total comprehensive loss                                                 (55,745,000)
                                                -------------    -------------   -------------

Balance, December 31, 1998                       (150,305,000)         134,000     176,138,000

  Issuance of common stock, net                            --               --      20,667,000

  Conversions of Development Finance
     Obligation                                            --               --      22,107,000

  Accretion of preferred stock                     (8,427,000)              --              --

  Treasury shares purchased                                --               --      (1,964,000)

  Redemption of preferred stock                            --               --     (25,284,000)

  Settlement of property purchase
  acquisition                                              --               --      (3,985,000)

  Comprehensive income (loss):
     Net loss (restated)                          (12,845,000)              --
          Total comprehensive loss (restated)                                      (12,845,000)
                                                -------------    -------------   -------------
Balance,  December 31, 1999 (restated)          $(171,577,000)   $     134,000   $ 174,834,000
                                                =============    =============   =============

        The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                                    ---------------------------------------------------
                                                                        1997                1998               1999
                                                                    -------------      -------------      -------------
                                                                                                            (Restated)
Cash flows from operating activities:
  Net loss                                                          $    (284,000)     $ (55,787,000)     $ (12,845,000)
    Adjustments to reconcile net loss to net cash provided by
      Operating activities:
       Depreciation and amortization                                    5,183,000          5,319,000          6,848,000
       Valuation allowance                                                     --         50,518,000                 --
       Provision for asset impairments                                         --                 --          1,599,000
       Provision for doubtful accounts                                         --             26,000                 --
       Amortization of  issuance and finance costs                        644,000            782,000            765,000
       Extraordinary item                                                      --                 --            550,000

Change in assets and liabilities, net of companies acquired:
       (Increase) decrease in accounts receivable                        (217,000)           474,000         (1,780,000)
       Increase (decrease) in trade payables and other                  5,340,000          7,034,000        (12,911,000)
                                                                    -------------      -------------      -------------
            Net cash provided (used) by operating activities           10,666,000          8,366,000        (17,774,000)
                                                                    -------------      -------------      -------------

Cash flows from investing activities:
       Proceeds from sales of assets                                        7,000             54,000          2,358,000
       Capital expenditures, net                                      (37,082,000)       (95,085,000)       (48,751,000)
       Cash received from acquired subsidiary                                  --                 --            261,000
       Proceeds from collection of notes receivable                            --                 --             98,000
       Investor advances, net                                           8,453,000          2,084,000                 --
                                                                    -------------      -------------      -------------
            Net cash used in investing activities                     (28,622,000)       (92,947,000)       (46,034,000)
                                                                    -------------      -------------      -------------

Cash flows from financing activities:
       Transfer from segregated account cash                           64,564,000         37,615,000                 --
       Proceeds from issuances of common stock, net                     5,680,000          2,075,000             47,000
       Proceeds from development finance agreements, net               24,500,000          9,798,000                 --
       Repayments of notes payable and long-term obligations                   --         (2,000,000)       (23,750,000)
       Proceeds from issuance of preferred stock, net                          --         14,452,000                 --
       Redemption of preferred stock                                           --                 --        (25,284,000)
       Proceeds from issuance of European notes, net                           --         81,800,000                 --
       Treasury shares purchased                                               --         (2,552,000)        (1,964,000)
       Payments for financing costs                                            --                 --         (1,174,000)
       Investment in segregated account cash, net                        (903,000)          (802,000)                --
                                                                    -------------      -------------      -------------
            Net cash provided (used) by financing activities           93,841,000        140,386,000        (52,125,000)
                                                                    -------------      -------------      -------------

Net increase (decrease) in cash and temporary investments              75,885,000         55,805,000       (115,933,000)

Cash and temporary investments at beginning of year                     9,855,000         85,740,000        141,545,000
                                                                    -------------      -------------      -------------
Cash and temporary investments at end of year                       $  85,740,000      $ 141,545,000      $  25,612,000
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

         The Consolidated Financial Statements as of December 31, 1999 and the year then ended have been restated to reflect a change in Harken's proved reserves in Colombia. See Note 15 - Oil and Gas Disclosures and Note 17 - Restatement of Financial Statements for further discussion.

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

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                   (UNAUDITED)

                                     Period
                                      from
                                   January 1,
                                     1998 to
                                     Closing
                                     Date of
                                   Acquisition
                                 ---------------

                                                           Bargo
                                           Harken        Properties       XPLOR        Pro Forma
                                           Actual          Actual         Actual      Adjustments      Pro Forma
                                        ------------     ----------     ---------     -----------     ------------
Oil and gas revenue                     $     10,932     $    1,178     $   9,589     $               $     21,699
Other revenues                                 8,838             --           348                            9,186
                                        ------------     ----------     ---------     -----------     ------------
     Total Revenues                           19,770          1,178         9,937                           30,885
                                        ------------     ----------     ---------     -----------     ------------

Oil and gas operating expenses                 5,988            485         3,557                           10,030

General and administrative expenses, net       9,404             --         2,244                           11,648

Depreciation and amortization                  5,319             --         5,066             331 (1)       10,716

Valuation allowance                           50,518             --        35,871            (331)(1)       86,058


Interest expense and other, net                4,294             --         2,355           2,069 (2)        9,318
                                                                                              600 (3)
                                        ------------     ----------     ---------     -----------     ------------
     Total Expenses                           75,523            485        49,093           2,669          127,770
                                        ------------     ----------     ---------     -----------     ------------

Income tax expense                                34             --            --                               34
                                        ------------     ----------     ---------     -----------     ------------
Net income (loss) from continuing
 operations                             $    (55,787)    $      693     $ (39,156)    $    (2,669)    $    (96,919)
                                        ------------     ----------     ---------     -----------     ------------
Accretion related to preferred stock          (1,846)                                                       (1,846)
                                        ------------     ----------     ---------     -----------     ------------
Net loss attributed to common stock     $    (57,633)    $      693     $ (39,156)    $    (2,669)    $    (98,765)
                                        ============     ==========     =========     ===========     ============

Basic net loss per share attributable
 to common stock                        $      (0.44)                                                 $      (0.72)
                                        ============                                                  ============

Basic weighted average shares
 outstanding                             130,252,727                                                   137,752,423
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

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                   (UNAUDITED)


                                                           Period from
                                                            January 1,
                                                             1999 to
                                                           Closing Date
                                                            of Merger
                                                           -------------

                                              Harken
                                              Actual                           Pro Forma          Pro Forma
                                            (Restated)      XPLOR Actual      Adjustments        (Restated)
                                           ------------     ------------      -----------       ------------
Oil and gas revenue                        $     19,745     $      5,261      $                 $     25,006

Other revenues                                    3,711               79                               3,790
                                           ------------     ------------      -----------       ------------
     Total Revenues                              23,456            5,340                              28,796
                                           ------------     ------------      -----------       ------------

Oil and gas operating expenses                    8,935            2,535                              11,470

General and administrative expenses, net         11,043            1,543                              12,586

Depreciation and amortization                     6,848            2,735             (596) (1)         8,987

Provision for asset impairments                   1,599               --                               1,599

Interest expense and other, net                   7,296              708              600  (2)         8,604
                                           ------------     ------------      -----------       ------------
     Total Expenses                              35,721            7,521                4             43,246
                                           ------------     ------------      -----------       ------------
Income tax expense                                   30               --                                  30
                                           ------------     ------------      -----------       ------------
Net loss from continuing operations
before extraordinary item                  $    (12,295)    $     (2,181)     $        (4)      $    (14,480)
                                           ------------     ------------      -----------       ------------
Extraordinary item                                 (550)              --                                (550)
                                           ------------     ------------      -----------       ------------
Net loss from continuing operations        $    (12,845)    $     (2,181)     $        (4)      $    (15,030)
                                           ------------     ------------      -----------       ------------
Accretion related to preferred stock             (8,427)              --                              (8,427)
                                           ------------     ------------      -----------       ------------
Net loss attributed to common stock        $    (21,272)    $     (2,181)     $        (4)      $    (23,457)
                                           ============     ============      ===========       ============
Basic net loss per share attributable to
common stock                               $      (0.15)                                        $      (0.16)
                                           ============                                         ============
Basic weighted average shares
outstanding                                 144,135,167                                          148,861,194
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

         Held-to-maturity securities -- The amortized cost and estimated fair value of the marketable debt securities are as follows:

                                                    December 31,
                                               ---------------------
                                                 1998         1999
                                               --------     --------
Included in cash and temporary investments
         Cost                                  $124,398     $ 18,459
         Estimated Fair Value                  $124,914     $ 18,530

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

         Amortization of certain Colombia oil and gas properties was $1.04 and $3.52 per equivalent barrel of oil produced during 1998 and 1999, respectively. The evaluated costs, net of accumulated depreciation, depletion and amortization, at December 31, 1998 and 1999 include $68,742,000 and $120,391,000, respectively, related to Colombia (see Note 5 - Middle American Operations for a discussion of Colombian operations).

         The unevaluated property costs at December 31, 1998 and 1999 includes $60,162,000 and $44,767,000, respectively, related to Colombia and $4,372,000 and $17,111,000, respectively, related to U.S. domestic prospects. The unevaluated costs at December 31, 1999 also includes $2,037,000 related to Costa Rica. Amortization of unevaluated property costs will begin when the properties become proved or their values become impaired. Harken assesses realizability of unevaluated properties on at least an annual basis or when there has been an indication that an impairment in value may have occurred, such as for a relinquishment of Association Contract acreage. Fair value of unevaluated prospects is determined based on management's intention with regard to future exploration and development of individually significant properties and the ability of Harken to obtain funds to finance such exploration and development.

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

(6) BANK CREDIT FACILITY OBLIGATIONS

         A summary of long-term bank obligations follows:

                                            December 31,    December 31,
                                                1998            1999
                                            -----------     -----------
Subsidiary notes payable to bank (A)        $        --     $10,500,000

Subsidiary project finance facility (B)              --              --
                                            -----------     -----------
                                                     --      10,500,000
Less: Current portion                                --              --
                                            -----------     -----------
                                            $        --     $10,500,000
                                            ===========     ===========

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

         Merger with XPLOR-- In August 1999, Harken entered into a merger agreement with XPLOR whereby XPLOR became a wholly-owned subsidiary of Harken. As consideration for the merger, Harken issued 7,500,000 shares of Harken common stock and issued 2,336,066 warrants for the purchase of shares of Harken common stock at $2.50 per share, exercisable through February 2001. See Note 2 - Mergers and Acquisitions for further discussion.

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

         Summary of Outstanding Warrants -- At December 31, 1999, Harken has the following outstanding warrants available to be exercised (not in thousands):

 Year of Issuance      Number of Shares        Exercisable              Price            Expiration Date
-----------------     -----------------     -----------------     -----------------     -----------------
      1998                  400,000               400,000          $3.50 to $6.50          2000 - 2001
      1999                2,336,066             2,336,066               $2.50                  2001


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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Harken's pro forma information follows (in thousands except for earnings per share information):

                                                                    Year Ended December 31,
                                                           ---------------------------------------
                                                              1997           1998           1999
                                                           ---------      ---------      ---------
                                                                                         (Restated)
         Pro forma net loss attributed to
         common stock                                      $  (2,486)     $ (61,689)     $ (25,596)
         Pro forma basic loss per share                    $   (0.02)     $   (0.47)     $   (0.18)

         The weighted average fair value of the options issued in 1997, 1998 and 1999 was $2.63, $2.33, and $0.83 per share, respectively, underlying such option.

         A summary of Harken's stock option activity, and related information for the years ended December 31, 1997, 1998 and 1999 follows (not in thousands):

                                                                 Year Ended December 31,
                                ------------------------------------------------------------------------------------------
                                           1997                            1998                          1999
                                ----------------------------   ----------------------------   ----------------------------
                                                 Weighted-                     Weighted-                      Weighted-
                                                  Average                       Average                        Average
                                  Options     Exercise Price     Options     Exercise Price     Options     Exercise Price
                                -----------   --------------   -----------   --------------   -----------   --------------
Outstanding-beginning of year     5,224,300    $        2.15     8,376,999    $        3.34    11,176,749    $        3.58
   Granted                        3,320,000    $        2.92     2,979,500    $        4.28     3,382,375    $        1.38
   Exercised                       (114,051)   $        1.90       (81,500)   $        2.54            --               --
   Forfeited                        (53,250)   $        2.28       (98,250)   $        4.83      (511,628)   $        3.11
                                -----------    -------------   -----------    -------------   -----------    -------------

Outstanding-end of year           8,376,999    $        3.34    11,176,749    $        3.58    14,047,496    $        3.06

Exercisable-end of year           2,773,999    $        1.93     4,627,294    $        2.53     6,703,621    $        3.03

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

         The following is a reconciliation of the reported amount of income tax expense for the years ended December 31, 1997, 1998 and 1999 to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income:

                                                              Year Ended December 31,
                                                           ----------------------------
                                                            1997       1998       1999
                                                           ------     ------     ------
         Tax expense using statutory rate                  $   --     $   --     $   --
         Alternative minimum tax provision                     27         --         --
         State income taxes                                    36         34         30
                                                           ------     ------     ------
            Current tax expense                            $   63     $   34     $   30
                                                           ======     ======     ======

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

(14)  OTHER INFORMATION

         Quarterly Data -- (Unaudited) -- The following tables summarize selected quarterly financial data for 1998 and 1999 expressed in thousands, except per share amounts:

                                                           Quarter Ended
                                     ----------------------------------------------------------         Total
                                      March 31         June 30      September 30     December 31         Year
                                     -----------     -----------    ------------     -----------     -----------
1998
Revenues                             $     4,362     $     4,896     $     5,754     $     4,758     $    19,770
Gross profit                               1,318           1,288           1,407             931           4,944
Net loss                                    (549)           (612)        (28,444)        (26,182)        (55,787)
Basic and diluted loss
  per common share                   $     (0.00)    $     (0.01)    $     (0.22)    $     (0.21)    $     (0.44)

1999
Revenues                             $     4,336     $     5,100     $     6,587     $     7,433     $    23,456
Gross profit                               1,622           2,366           3,400           3,422          10,810
Net loss (Restated)                       (1,655)         (2,827)         (1,651)         (6,712)        (12,845)
Basic and diluted loss
  per common share                   $     (0.08)    $     (0.01)    $     (0.01)    $     (0.05)    $     (0.15)

         See Note 17 -- Restatement of Financial Statements for further discussion of Harken's restatement of its consolidated financial statements.

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

         Harken's accounting policies for each of its operating segments are the same as those described in Note 1 -- Summary of Significant Accounting Policies. There are no intersegment sales or transfers. Revenues and expenses not directly identifiable with either segment, such as certain general and administrative expenses, are allocated by Harken based on various internal and external criteria including an assessment of the relative benefit to each segment.

         Harken's financial information for each of its operating segments is as follows for each of the three years in the period ended December 31, 1999:

                                             NORTH            MIDDLE
                                            AMERICA           AMERICA            TOTAL
                                         -------------     -------------     -------------
FOR THE YEAR ENDED
  DECEMBER 31, 1997:

Operating revenues                       $      14,113     $          --     $      14,113
Interest and other income                        2,327             2,328             4,655
Depreciation and amortization                    5,102                81             5,183
Interest expense and other, net                    720             1,283             2,003
Income tax expense                                  63                --                63
Segment profit (loss)                            1,197            (1,481)             (284)
Capital expenditures                             6,413            35,065            41,478
Total assets at end of year                    130,953           107,827           238,780

FOR THE YEAR ENDED
  DECEMBER 31, 1998:

Operating revenues                       $      10,394     $         538     $      10,932
Interest and other income                        4,611             4,227             8,838
Depreciation and amortization                    5,136               183             5,319
Valuation allowance                             50,518                --            50,518
Interest expense and other, net                    598             3,696             4,294
Income tax expense                                  34                --                34
Segment loss                                   (52,940)           (2,847)          (55,787)
Capital expenditures                            23,968            84,411           108,379
Total assets at end of year                    108,938           211,178           320,116

FOR THE YEAR ENDED
  DECEMBER 31, 1999:

Operating revenues                       $      16,719     $       3,026     $      19,745
Interest and other income                        1,831             1,880             3,711
Depreciation and amortization (Restated)         5,591             1,257             6,848
Provision for asset impairments                     --             1,599             1,599
Interest expense and other, net                  2,918             4,378             7,296
Income tax expense                                  30                --                30
Segment loss (Restated)                         (2,811)          (10,034)          (12,845)
Capital expenditures                            53,448            44,005            97,453
Total assets at end of year (Restated)          99,534           199,251           298,785

(15) OIL AND GAS DISCLOSURES

         Costs Incurred in Property Acquisition, Exploration and Development
Activities:


                                                Year Ended December 31,
                                             -----------------------------
                                               1997      1998       1999
                                             -------    -------    -------
DOMESTIC COSTS INCURRED:
  Acquisition of properties
     Evaluated                               $ 3,896    $11,744    $34,720
     Unevaluated                                  --      8,778     14,481
  Exploration                                    170      2,577        815
  Development                                  2,347        869      3,432
                                             -------    -------    -------
       Total domestic costs incurred         $ 6,413    $23,968    $53,448
                                             =======    =======    =======

INTERNATIONAL COSTS INCURRED:
  Acquisition of properties
     Evaluated                               $ 4,115    $   903    $ 3,761
     Unevaluated                                  --      6,313         72
  Exploration                                 30,950     77,195     40,172
  Development                                     --         --         --
                                             -------    -------    -------
       Total international costs incurred    $35,065    $84,411    $44,005
                                             =======    =======    =======


         International costs incurred during 1997 and 1998 relate to Harken's Colombian operations. International costs incurred during 1999 include $2,037,000 of Costa Rica costs.

         Capitalized Costs Relating to Oil and Gas Producing Activities:


                                                               December 31,
                                             ------------------------------------------------
                                                 1997              1998              1999
                                             ------------      ------------      ------------
                                                                                  (Restated)
CAPITALIZED COSTS:

  Unevaluated Colombia properties            $     21,769      $     60,162      $     44,767
  Unevaluated Costa Rica properties                    --                --             2,037
  Unevaluated domestic properties                   5,780             4,372            17,111
  Evaluated Colombia properties                    22,754            68,772           121,351
  Evaluated domestic properties                    67,431            92,807           131,159
                                             ------------      ------------      ------------
  Total capitalized costs                         117,734           226,113           316,425

    Less accumulated depreciation
and amortization                                  (12,928)          (68,157)          (74,352)
                                             ------------      ------------      ------------

  Net capitalized costs                      $    104,806      $    157,956      $    242,073
                                             ============      ============      ============


         Oil and Gas Reserve Data -- (Unaudited) -- The following information is presented with regard to Harken's proved oil and gas reserves. The reserve values and cash flow amounts reflected in the following reserve disclosures are based on prices received as of year end. As of December 31, 1999, Harken has reflected proved reserves in Colombia related to its Alcaravan and Bolivar Association Contracts. As Harken identifies proved reserves associated with other Association Contracts, or identifies proved reserves from additional prospects within its Alcaravan and Bolivar Association Contracts, such reserves will be added in the year of their discovery. During 1999, Harken applied to Ecopetrol for a declaration of commercial discovery related to the Palo Blanco field on the Alcaravan Association Contract and the Catalina field on the Bolivar Association Contract. Correspondence from Ecopetrol indicates that it is probable that in the event Ecopetrol declares these fields to be commercial, Harken will be reimbursed for Ecopetrol's share of historical costs through Ecopetrol's share of future production volumes. As such, beginning December 31, 1999, Harken has reflected the additional reserve volumes relating to future historical cost reimbursements from Ecopetrol. Such treatment of cost recovery volumes has resulted in an increase of proved reserves of approximately 911,000 barrels of oil. If Ecopetrol does not elect to approve Harken's commerciality application and participate in the development of any of Harken's producing fields, Harken could choose to develop the fields pursuant to a sole-risk operation and Harken's share of such reserves could additionally be increased accordingly. All Colombian proved reserves are net of Ecopetrol's 20% royalty pursuant to each related Association Contract. Harken's Colombian reserves have been reviewed by Gaffney, Cline & Associates. For further discussion of Harken's Colombian operations, see Note 5 -- Middle American Operations. Harken has reflected no reserves related to its Costa Rica operations.

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

                                                                              (Unaudited)
                                             --------------------------------------------------------------------------------
                                                  United States                 Colombia                 Total Worldwide
                                             ------------------------    ------------------------    ------------------------
                                                Oil           Gas           Oil           Gas           Oil           Gas
                                              (Barrels)      (Mcf)        (Barrels)      (Mcf)        (Barrels)      (Mcf)
                                             ----------    ----------    ----------    ----------    ----------    ----------
                                                                             (in thousands)

PROVED RESERVES:

AS OF DECEMBER 31, 1996                           5,352        31,848         2,037         2,312         7,389        34,160

  Extensions and discoveries                         95         3,977         3,922           134         4,017         4,111

  Revisions                                        (546)       (8,437)        1,586         1,067         1,040        (7,370)

  Production                                       (416)       (1,922)           --            --          (416)       (1,922)

  Purchases of reserves in place                    345         4,185           713           129         1,058         4,314
                                             ----------    ----------    ----------    ----------    ----------    ----------



     AS OF DECEMBER 31, 1997                      4,830        29,651         8,258         3,642        13,088        33,293

  Extensions and discoveries                        103         2,871        18,144        41,866        18,247        44,737

  Revisions                                      (2,180)       (7,824)       (1,310)         (145)       (3,490)       (7,969)

  Production                                       (433)       (2,063)          (61)           --          (494)       (2,063)

  Sales of reserves in place                         (5)          (27)           --            --            (5)          (27)

  Purchases of reserves in place                  1,325         5,723         2,851        34,757         4,176        40,480
                                             ----------    ----------    ----------    ----------    ----------    ----------



AS OF DECEMBER 31, 1998                           3,640        28,331        27,882        80,120        31,522       108,451

  Extensions and discoveries (Restated)               1         3,814            --            --             1         3,814

  Revisions (Restated)                              842        (2,621)       (5,456)      (80,120)       (4,614)      (82,741)

  Production                                       (510)       (2,847)         (248)           --          (758)       (2,847)

  Sales of reserves in place                       (119)       (2,734)           --            --          (119)       (2,734)

  Purchases of reserves in place                  2,504        28,875         1,142            --         3,646        28,875
                                             ----------    ----------    ----------    ----------    ----------    ----------


AS OF DECEMBER 31, 1999 (RESTATED)                6,358        52,818        23,320            --        29,678        52,818
                                             ==========    ==========    ==========    ==========    ==========    ==========



PROVED DEVELOPED RESERVES AT:

  December 31, 1997                               3,002        15,080         1,599           167         4,601        15,247

  December 31, 1998                               1,859        13,804         9,642         3,026        11,501        16,830

  December 31, 1999                               3,777        28,289         5,001            --         8,778        28,289

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

                                                                    (Unaudited)
                                                 -------------------------------------------------
                                                                                         Total
                                                 United States        Colombia         Worldwide
                                                 -------------      ------------      ------------
                                                                   (in thousands)

DECEMBER 31, 1998:

     Future cash inflows                          $     92,210      $    286,934      $    379,144

        Production costs                               (29,689)          (24,571)          (54,260)

        Development costs                              (17,239)          (41,757)          (58,996)
                                                  ------------      ------------      ------------
     Future net inflows before income tax               45,282           220,606           265,888

     Future income taxes                                    --           (38,914)          (38,914)
                                                  ------------      ------------      ------------
     Future net cash flows                              45,282           181,692           226,974

     10% discount factor                               (20,602)          (61,521)          (82,123)
                                                  ------------      ------------      ------------

Standardized measure of discounted future
net cash flows                                    $     24,680      $    120,171      $    144,851
                                                  ============      ============      ============


DECEMBER 31, 1999 (RESTATED):

     Future cash inflows                          $    282,323      $    543,910      $    826,233

        Production costs                               (89,569)         (126,720)         (216,289)

        Development costs                              (29,948)          (34,550)          (64,498)
                                                  ------------      ------------      ------------
     Future net inflows before income tax              162,806           382,640           545,446

     Future income taxes                                (3,068)          (91,260)          (94,328)
                                                  ------------      ------------      ------------
     Future net cash flows                             159,738           291,380           451,118

     10% discount factor                               (64,265)         (106,426)         (170,691)
                                                  ------------      ------------      ------------

Standardized measure of discounted future
net cash flows                                    $     95,473      $    184,954      $    280,427
                                                  ============      ============      ============

Changes In Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (in thousands):

                                                                           (Unaudited)
                                                         ------------------------------------------------
                                                             1997              1998              1999
                                                         ------------      ------------      ------------
                                                                                              (Restated)
WORLDWIDE

Standardized measure -- beginning of year                $    142,243      $     90,580      $    144,851
Increase (decrease)
  Sales, net of production costs                               (8,195)           (4,759)          (10,470)
  Net change in prices, net of production costs               (67,852)          (53,357)          330,402
  Development costs incurred                                    5,345            11,159            11,098
  Change in future development costs                            2,901            18,243            (1,633)
  Change in future income taxes                                (4,898)           (9,404)          (27,288)
  Revisions of quantity estimates                              (3,931)          (19,929)         (216,447)
  Accretion of discount                                        14,224             9,058            14,485
  Changes in production rates, timing and other               (14,051)          (11,756)          (20,447)
  Extensions and discoveries, net of future costs              16,007            82,230             9,835
  Sales of reserves-in-place                                       --               (42)           (2,789)
  Purchases of reserves-in-place                                8,787            32,828            48,830
                                                         ------------      ------------      ------------
Standardized measure -- end of year                      $     90,580      $    144,851      $    280,427
                                                         ============      ============      ============


         Restatement of Colombia Reserve Data - (Unaudited) - In August 2000, following discussions with the Securities and Exchange Commission's ("SEC") engineering staff, and in resolution of these discussions, Gaffney, Cline and Associates agreed to revise Harken's oil and gas reserves in Colombia to remove the reserves associated with the Norean/Crisol gas field and the Trigos oil field, both on Harken's Bolivar Contract area, from the proved category. The following tables summarize certain oil and gas reserve disclosures as of December 31, 1999 as originally reported and as restated to reflect the impact of the change in Colombian reserves:

         PROVED RESERVES:


         AS OF DECEMBER 31, 1999

                                                                          (Unaudited)
                                      ---------------------------------------------------------------------------------------
                                            United States                   Colombia                     Total Worldwide
                                      -------------------------     --------------------------      -------------------------
                                         Oil            Gas           Oil              Gas            Oil              Gas
                                      (Barrels)        (Mcf)        (Barrels)         (Mcf)         (Barrels)         (Mcf)
                                      ----------     ----------     ----------      ----------      ----------      ----------
     Previously reported                   6,358         52,818         27,139          44,400          33,497          97,218

     Less Norean/Crisol
     gas reserves                             --             --             --         (44,400)             --         (44,400)

     Less Trigos oil reserves                 --             --         (3,819)             --          (3,819)             --
                                      ----------     ----------     ----------      ----------      ----------      ----------

     As restated                           6,358         52,818         23,320              --          29,678          52,818
                                      ==========     ==========     ==========      ==========      ==========      ==========


         Standardized Measure of Discounted Future Net Cash Flows
         Relating to Proved Oil and Gas Reserves (Discounted at 10%)

         AS OF DECEMBER 31, 1999

                                                                           (Unaudited)
                                                     --------------------------------------------------
                                                     United States       Colombia       Total Worldwide
                                                     -------------     ------------     -------------

     Previously reported                              $     95,473     $    208,940      $    304,413

     Less Norean/Crisol gas reserves                            --           (3,427)           (3,427)

     Less Trigos oil reserves                                   --          (20,559)          (20,559)
                                                      ------------     ------------      ------------

     As restated                                      $     95,473     $    184,954      $    280,427
                                                      ============     ============      ============


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

     Year                                     Amount
     ----                                    --------
     2000                                    $    745
     2001                                         655
     2002                                         631
     2003                                         587
     2004                                         337
     Thereafter                                    --
                                             --------
     Total minimum payments required         $  2,955
                                             ========

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

(17) RESTATEMENT OF FINANCIAL STATEMENTS

         In August 2000, following discussions with the Securities and Exchange Commission's engineering staff, Gaffney, Cline and Associates, at the request of Harken, agreed to revise its oil and gas reserves in Colombia to remove reserves associated with the Norean/Crisol gas field and Trigos oil field, both on Harken's Bolivar Association Contract area, from the proved category. The effect of the change in Colombian proved reserves was to reclassify certain Colombian oil and gas property costs and to increase Colombian depreciation and amortization during 1999. The 1999 reduction in proved oil and gas reserves had no effect on Harken's historical revenues, net working capital or cash flow for any of the periods presented. Harken had no long-term debt compliance covenants that were affected by the restatement.

         The following table summarizes certain selected financial data as of December 31, 1999 and for the year then ended as originally reported and as restated to reflect the impact of the change in Colombian reserves.

       1999
                                                                       Quarter Ended
                             -------------------------------------------------------------------------------------------------
                                        March 31,                         June 30,                       September 30,
                             -----------------------------     -----------------------------     -----------------------------
                              Previously                        Previously                        Previously
                               Reported         Restated         Reported         Restated         Reported         Restated
                             ------------     ------------     ------------     ------------     ------------     ------------
Revenues:
  Oil and gas                $      3,080     $      3,080     $      4,110     $      4,110     $      5,701     $      5,701
  Interest and
  other                             1,256            1,256              990              990              886              886
                             ------------     ------------     ------------     ------------     ------------     ------------
                                    4,336            4,336            5,100            5,100            6,587            6,587

Costs and Expenses:
  Oil and gas
  operating                         1,458            1,458            1,744            1,744            2,301            2,301
  General and
  administrative                    1,789            1,789            2,578            2,578            2,390            2,390
  Depreciation and
  amortization                      1,378            1,385            1,470            1,502            1,527            1,533
  Provision for asset
   impairment                          --               --               --               --               --               --
  Interest expense
  and other, net                    1,359            1,359            1,514            1,514            1,990            1,990
                             ------------     ------------     ------------     ------------     ------------     ------------
                                    5,984            5,991            7,306            7,338            8,208            8,214
Income tax expense                     --               --               --               --              (24)             (24)
Extraordinary item                     --               --             (589)            (589)              --               --
                             ------------     ------------     ------------     ------------     ------------     ------------
Net income (loss)            $     (1,648)    $     (1,655)    $     (2,795)    $     (2,827)    $     (1,645)    $     (1,651)
Net income (loss)
  attributed to
  common stock                    (10,075)         (10,082)          (2,795)          (2,827)          (1,645)          (1,651)
Basic and diluted
   net income (loss)
   per common share                 (0.08)           (0.08)           (0.01)           (0.01)           (0.01)           (0.01)
Total assets                      284,670          284,663          278,989          278,950          315,056          315,011
Stockholders' equity              149,253          149,246          162,457          162,418          180,704          180,659

       1999
                                    Quarter Ended                         Year
                             -----------------------------                Ended
                                      December 31,                     December 31,
                             -----------------------------     -----------------------------
                              Previously                        Previously
                               Reported         Restated         Reported         Restated
                             ------------     ------------     ------------     ------------
Revenues:
  Oil and gas                $      6,854     $      6,854     $     19,745     $     19,745
  Interest and
  other                               579              579            3,711            3,711
                             ------------     ------------     ------------     ------------
                                    7,433            7,433           23,456           23,456

Costs and Expenses:
  Oil and gas
  operating                         3,432            3,432            8,935            8,935
  General and
  administrative                    4,286            4,286           11,043           11,043
  Depreciation and
  amortization                      2,338            2,428            6,713            6,848
  Provision for asset
   impairment                       1,599            1,599            1,599            1,599
  Interest expense
  and other, net                    2,433            2,433            7,296            7,296
                             ------------     ------------     ------------     ------------
                                   14,088           14,178           35,586           35,721
Income tax expense                     (6)              (6)             (30)             (30)
Extraordinary item                     39               39             (550)            (550)
                             ------------     ------------     ------------     ------------
Net income (loss)            $     (6,622)    $     (6,712)    $    (12,710)    $    (12,845)
Net income (loss)
  attributed to
  common stock                     (6,622)          (6,712)         (21,137)         (21,272)
Basic and diluted
   net income (loss)
   per common share                 (0.05)           (0.05)           (0.15)           (0.15)
Total assets                      298,920          298,785          298,920          298,785
Stockholders' equity              174,969          174,834          174,969          174,834

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      The following documents are filed as a part of this report:

         (1)      Financial Statements included in PART II of this report:

                                                                                                        PAGE
                                                                                                        ----

           Harken Energy Corporation and Subsidiaries

           -- Report of Independent Public Accountants...............................................     39
           -- Selected Financial Information and Other Data for the five years ended
                 December 31, 1999...................................................................     25
           -- Consolidated Balance Sheets -- December 31, 1998 and 1999..............................     40
           -- Consolidated Statements of Operations for the three years ended
                 December 31, 1999 ..................................................................     41
           -- Consolidated Statements of Stockholders' Equity for the three years ended
                 December 31, 1999...................................................................     42
           -- Consolidated Statements of Cash Flows for the three years ended
                 December 31, 1999...................................................................     43
           -- Notes to Consolidated Financial Statements.............................................     44

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

         21       Subsidiaries of Harken.

         23 Consents of Independent Public Accountant and Independent Reserve Engineers.

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

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on August 14, 2000.

HARKEN ENERGY CORPORATION




/s/ ANNA M. WILLIAMS
----------------------------------------------------------------------
Anna M. Williams, Senior Vice President and Chief Financial Officer

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

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

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

         21       Subsidiaries of Harken.

         23       Consents of Independent Public Accountant and Independent
                  Reserve Engineers.

         24       Power of Attorney.

         27       Financial Data Schedule.