Form 10-Q/A
period 2000-03-31
HARKEN ENERGY CORP
filed 2000-08-14
CIK 313478

================================================================================

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

                 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

                                EXPLANATORY NOTE

       This Form 10-Q/A for the first quarter ended March 31, 2000 is being filed, together with Form 10-K/A for the year ended December 31, 1999, in order for Harken Energy Corporation to report its consolidated financial statements which have been restated to reflect a change in Harken's proved reserves in Colombia to resolve issues raised by the SEC in a recent comment letter. The items amended are Item 1 and 2 of Part I, and Item 6 of Part II. Other items are not amended and are not included in this filing. Item 2 of Part I has been revised only to reflect the impact of the above mentioned change in Colombian proved reserves, and does not include an updated discussion for events occurring after May 10, 2000.

                            HARKEN ENERGY CORPORATION
                            INDEX TO QUARTERLY REPORT
                                 MARCH 31, 2000



                                                                                                           PAGE
                                                                                                           ----
PART I. FINANCIAL INFORMATION

     Item 1.        Condensed Financial Statements

                    Consolidated Condensed Balance Sheets..............................................       5

                    Consolidated Condensed Statements of Operations....................................       6

                    Consolidated Condensed Statements of Stockholders' Equity..........................       7

                    Consolidated Condensed Statements of Cash Flows....................................       8

                    Notes to Consolidated Condensed Financial Statements...............................       9


     Item 2.        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.....................................................      29

PART II. OTHER INFORMATION ............................................................................      37


SIGNATURES          ...................................................................................      39

                         PART I - FINANCIAL INFORMATION

                  HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                            DECEMBER 31,     MARCH 31,
                                                                           ------------------------------
                                                                               1999              2000
                                                                           -------------    -------------
                                                                            (Restated)        (Restated)
     ASSETS
Current Assets:
   Cash and temporary investments                                          $  25,612,000    $  21,015,000
   Accounts and notes receivable, net                                          5,312,000        6,060,000
   Related party notes receivable                                                466,000          466,000
   Prepaid expenses and other current assets                                     788,000          742,000
                                                                           -------------    -------------
        Total Current Assets                                                  32,178,000       28,283,000

Property and Equipment, net                                                  256,133,000      259,084,000

Other Assets, net                                                             10,474,000        9,909,000
                                                                           -------------    -------------
                                                                           $ 298,785,000    $ 297,276,000
                                                                           =============    =============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Trade payables                                                          $   2,981,000    $   2,002,000
   Accrued liabilities and other                                               7,692,000        7,916,000
   Revenues and royalties payable                                                529,000          714,000
                                                                           -------------    -------------
        Total Current Liabilities                                             11,202,000       10,632,000

Convertible Notes Payable                                                     95,869,000       88,922,000

Bank Credit Facilities                                                        10,500,000       10,500,000

Development Finance Obligation                                                 1,302,000               --

Other Long-Term Obligations                                                    5,078,000        5,161,000

Commitments and Contingencies (Note 15)

Stockholders' Equity:
   Common stock, $0.01 par value; 225,000,000 shares authorized;
     155,707,548 and 165,585,810 shares issued, respectively                   1,557,000        1,656,000
   Additional paid-in capital                                                349,236,000      358,553,000
   Retained deficit and other comprehensive income                          (171,443,000)    (173,632,000)
   Treasury stock, at cost, 2,153,000 shares held                             (4,516,000)      (4,516,000)
                                                                           -------------    -------------
          Total Stockholders' Equity                                         174,834,000      182,061,000
                                                                           -------------    -------------
                                                                           $ 298,785,000    $ 297,276,000
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

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                      ------------------------------
                                                          1999             2000
                                                      -------------    -------------
                                                        (Restated)       (Restated)
Revenues:
  Oil and gas operations                              $   3,080,000    $   9,884,000
  Interest and other income                               1,256,000          388,000
                                                      -------------    -------------
                                                          4,336,000       10,272,000
                                                      -------------    -------------

Costs and Expenses:
  Oil and gas operating expenses                          1,458,000        3,273,000
  General and administrative expenses, net                1,789,000        2,734,000
  Depreciation and amortization                           1,385,000        2,921,000
  Interest expense and other, net                         1,359,000        1,443,000
  Charge for European Note conversion                            --        2,068,000
                                                      -------------    -------------
                                                          5,991,000       12,439,000
                                                      -------------    -------------

          Loss before income taxes                    $  (1,655,000)   $  (2,167,000)

Income tax expense                                               --           15,000
                                                      -------------    -------------

          Loss before extraordinary item              $  (1,655,000)   $  (2,182,000)

Extraordinary item-charge for reduction of
  unamortized issuance costs                                     --           (7,000)
                                                      -------------    -------------

          Net loss                                    $  (1,655,000)   $  (2,189,000)
                                                      =============    =============

Accretion related to preferred stock                     (8,427,000)              --
                                                      -------------    -------------

          Net loss attributed to common stock         $ (10,082,000)   $  (2,189,000)
                                                      =============    =============

Basic loss per common share:
     Loss before extraordinary item                   $       (0.08)   $       (0.01)
     Extraordinary item                                          --             0.00
                                                      -------------    -------------
  Basic loss per common share                         $       (0.08)   $       (0.01)
                                                      =============    =============
  Weighted average shares outstanding                   134,073,116      157,187,214
                                                      =============    =============


Diluted loss before extraordinary item:
     Loss before extraordinary item                   $       (0.08)   $       (0.01)
     Extraordinary item                                          --            (0.00)
                                                      -------------    -------------
  Diluted loss per common share                       $       (0.08)   $       (0.01)
                                                      =============    =============
  Weighted average shares outstanding                   134,073,116      157,187,214
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

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                            ADDITIONAL
                                           PREFERRED         COMMON          PAID-IN          TREASURY        RETAINED
                                             STOCK            STOCK          CAPITAL           STOCK          DEFICIT
                                         -------------    -------------   -------------    -------------   -------------
Balance, December 31, 1998               $      15,000    $   1,348,000   $ 327,498,000    $  (2,552,000)  $(150,305,000)

  Issuance of common stock, net                     --          101,000      20,566,000               --              --

  Redemption of preferred stock                (15,000)              --     (25,269,000)              --              --

  Accretion of preferred stock                      --               --       8,427,000               --      (8,427,000)

  Conversions of Development Finance
  Obligation                                        --          108,000      21,999,000               --              --

  Treasury shares purchased                         --               --              --       (1,964,000)             --

  Settlement of property purchase
  acquisition                                       --               --      (3,985,000)              --              --

  Comprehensive income:

     Net loss (restated)                            --               --              --               --     (12,845,000)
          Total comprehensive
           income (loss) (restated)
                                         -------------    -------------   -------------    -------------   -------------

Balance, December 31, 1999 (restated)               --        1,557,000     349,236,000       (4,516,000)   (171,577,000)

  Issuance of common stock, net                     --           30,000       6,730,000               --              --

  Repurchase of Benz Convertible Notes              --               --         639,000               --              --

  Conversions of Development Finance
  Obligation                                        --           69,000       1,948,000               --              --

  Comprehensive income:
     Net loss (restated)                            --               --              --               --      (2,189,000)
          Total comprehensive income
            (loss) (restated)
                                         -------------    -------------   -------------    -------------   -------------
Balance,  March 31, 2000 (restated)      $          --    $   1,656,000   $ 358,553,000    $  (4,516,000)  $(173,766,000)
                                         =============    =============   =============    =============   =============

                                           ACCUMULATED
                                             OTHER
                                          COMPREHENSIVE
                                          INCOME (LOSS)       TOTAL
                                          -------------   -------------
Balance, December 31, 1998                $     134,000   $ 176,138,000

  Issuance of common stock, net                      --      20,667,000

  Redemption of preferred stock                      --     (25,284,000)

  Accretion of preferred stock                       --              --

  Conversions of Development Finance
  Obligation                                         --      22,107,000

  Treasury shares purchased                          --      (1,964,000)

  Settlement of property purchase
  acquisition                                        --      (3,985,000)

  Comprehensive income:

     Net loss (restated)                             --
          Total comprehensive
           income (loss) (restated)                         (12,845,000)
                                          -------------   -------------

Balance, December 31, 1999 (restated)           134,000     174,834,000

  Issuance of common stock, net                      --       6,760,000

  Repurchase of Benz Convertible Notes               --         639,000

  Conversions of Development Finance
  Obligation                                         --       2,017,000

  Comprehensive income:
     Net loss (restated)                             --
          Total comprehensive income
            (loss) (restated)                                (2,189,000)
                                          -------------   -------------
Balance,  March 31, 2000 (restated)       $     134,000   $ 182,061,000
                                          =============   =============


   The accompanying Notes to Consolidated Condensed Financial Statements are
                      an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                     ------------------------------
                                                                         1999              2000
                                                                     -------------    -------------
                                                                       (Restated)       (Restated)
Cash flows from operating activities:
   Net loss                                                          $  (1,655,000)   $  (2,189,000)
     Adjustment to reconcile net loss to net cash
       provided by operating activities:
       Depreciation and amortization                                     1,385,000        2,921,000
       Amortization of issuance costs                                      227,000          281,000
       Extraordinary item                                                       --            7,000
       Charge for European Note conversion                                      --        2,068,000

   Change in assets and liabilities:
       Increase in accounts receivable                                    (917,000)        (748,000)
       Decrease in trade payables and other                             (9,866,000)         (49,000)
                                                                     -------------    -------------
          Net cash provided by (used in) operating activities          (10,826,000)       2,291,000
                                                                     -------------    -------------

Cash flows from investing activities:
   Capital expenditures, net                                           (14,028,000)      (6,463,000)
                                                                     -------------    -------------
      Net cash used in investing activities                            (14,028,000)      (6,463,000)
                                                                     -------------    -------------

Cash flows from financing activities:
     Repayments of long term debt                                               --         (425,000)
   Redemption of preferred stock                                       (25,284,000)              --
   Proceeds form issuances of common stock,
      net of issuance costs                                                 47,000               --
                                                                     -------------    -------------
          Net cash provided by (used in) financing activities          (25,237,000)        (425,000)
                                                                     -------------    -------------

Net decrease in cash and temporary investments                         (50,091,000)      (4,597,000)
Cash and temporary investments at beginning of period                  141,545,000       25,612,000
                                                                     -------------    -------------
Cash and temporary investments at end of period                      $  91,454,000    $  21,015,000
                                                                     =============    =============

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
     Interest                                                        $          --    $     446,000
     Income taxes                                                               --               --

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

         The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations, although Harken believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Harken's Form 10-K/A for the year ended December 31, 1999.

         The consolidated condensed financial statements as of December 31, 1999 and March 31, 2000 have been restated to reflect a change in Harken's proved reserves in Colombia. See note 17 - Restatement of Financial Statements for further discussion.

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

(4)      PROPERTY AND EQUIPMENT

         A summary of property and equipment follows:

                                                        December 31,     March 31,
                                                           1999            2000
                                                       -------------   -------------
                                                         (restated)      (restated)
Unevaluated oil and gas properties:

     Unevaluated Colombian properties                  $  44,767,000   $  46,525,000
     Unevaluated Costa Rican properties                    2,037,000       2,399,000
     Unevaluated domestic properties                      17,111,000      18,828,000

Evaluated oil and gas properties:

     Evaluated Colombian properties                      121,351,000     122,453,000
     Evaluated domestic properties                       131,159,000     131,847,000
Facilities, gas plants and other property                 21,320,000      21,563,000
Less accumulated depreciation and amortization           (81,612,000)    (84,531,000)
                                                       -------------   -------------
                                                       $ 256,133,000   $ 259,084,000
                                                       =============   =============


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

         Harken has fulfilled all of the work requirements for the first four years of the Bocachico Contract. The work requirements for the fifth year required Harken to drill one exploratory well by May 6, 1999, and the sixth year work obligation required an additional exploratory well to be drilled by March 6, 2000. Harken did not drill the fifth year or sixth year exploratory wells, and Harken does not currently have any plans to drill a well on the Bocachico Contract area acreage during 2000. Harken is currently negotiating with Ecopetrol for a modification of the fifth and sixth year work obligations, and management believes that it will be successful in negotiating such modifications. Such negotiations include a proposal to relinquish all but approximately 53,000 acres of Bocachico Contract area acreage, although Harken's proposal to Ecopetrol includes retaining the structure area associated with the Rio Negro Prospect. Such proposed relinquishment would not affect Harken's proved reserves. Such proposed acreage relinquisments represent 72% of the original Bocachico Contract area acreage. Ecopetrol has advised Harken that during these negotiations, Ecopetrol will consider the contract to be in full compliance.

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

(6)      BANK CREDIT FACILITY OBLIGATIONS

          A summary of long-term bank obligations follows:

                                                      December 31,        March 31,
                                                         1999               2000
                                                     --------------     -------------
          Subsidiary notes payable to bank (A)       $   10,500,000     $  10,500,000

          Subsidiary project finance facility (B)                --                --
                                                     --------------     -------------
                                                         10,500,000        10,500,000
          Less: Current portion                                  --                --
                                                     --------------     -------------
                                                     $   10,500,000     $  10,500,000
                                                     ==============     =============

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

         Benz Convertible Notes -- On December 30, 1999 (the "Closing Date"), Harken issued the Benz Convertible Notes in exchange for certain prospects acquired from Benz. (See Note 2 -- Mergers and Acquisitions for further discussion of the acquisition of the Benz Prospects) The Benz Convertible Notes originally were to mature May 26, 2003 and bear interest at 5% per annum, payable semi-annually in May and November of each year to maturity or until the Benz Convertible Notes are converted. Such Benz Convertible Notes are convertible into shares of Harken common stock at a conversion price of $6.50 per share, subject to adjustment in certain circumstances (the "Benz Notes Conversion Price"). The Benz Convertible Notes are also convertible by Harken into shares of Harken common stock, if for any period of thirty consecutive days the average of the closing prices of Harken common stock for each trading day during such thirty-day period shall have equaled or exceeded 125% of the Benz Notes Conversion Price (or $8.125 per share of Harken common stock). The Benz Convertible Notes may be redeemed for cash, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002 Harken may redeem up to 50% of the Benz Convertible Notes in exchange for shares of Harken common stock at a conversion price to be calculated based on an average market price of Harken common stock.

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

         On December 30, 1999 (the "Closing Date"), Harken issued the Benz Convertible Notes in exchange for certain prospects acquired from Benz. (See
Note 2 -- Mergers and Acquisitions for further discussion of the acquisition of the Benz Prospects) The Benz Convertible Notes originally were to mature May 26, 2003 and bear interest at 5% per annum, payable semi-annually in May and November of each year to maturity or until the Benz Convertible Notes are converted. Such Benz Convertible Notes are convertible into shares of Harken common stock at a conversion price of $6.50 per share, subject to adjustment in certain circumstances (the "Benz Notes Conversion Price"). The Benz Convertible Notes are also convertible by Harken into shares of Harken common stock, if for any period of thirty consecutive days the average of the closing prices of Harken common stock for each trading day during such thirty-day period shall have equaled or exceeded 125% of the Benz Notes Conversion Price (or $8.125 per share of Harken common stock). The Benz Convertible Notes may be redeemed for cash, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002 Harken may redeem up to 50% of the Benz Convertible Notes in exchange for shares of Harken common stock at a conversion price to be calculated based on an average market price of Harken common stock.

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

         Development Finance Agreements -- Harken entered into Development Finance Agreements relating to certain of its Colombian operations. Pursuant to these Development Finance Agreements, the investors have exercised their options to convert their beneficial interest in a specific operating area into shares of Harken common stock. In addition, certain of these investors were issued shares of Harken common stock at the time of entering into a development finance agreement with Harken. In October 1999, Harken repurchased for cash a significant majority of the remaining development finance agreements. For a complete discussion of each of the various development finance agreements, and further discussions of certain conversions of beneficial interests exercised in April and May 1999, and March 2000, as well as a discussion of the October 1999 repurchase, see Note 7 -- Development Finance and Operating Agreements.

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

         Harken's financial information for each of its operating segments is as follows for the periods ended March 31, 1999 and March 31, 2000:


                                                    NORTH           MIDDLE
                                                   AMERICA          AMERICA           TOTAL
                                                -------------    -------------    -------------
FOR THE THREE MONTHS ENDED
   MARCH 31, 1999:

Operating revenues                              $   2,402,000    $     678,000    $   3,080,000
Interest and other income                             611,000          645,000        1,256,000
Depreciation and amortization (restated)            1,163,000          222,000        1,385,000
Interest expense and other, net                       216,000        1,143,000        1,359,000
Income tax expense                                         --               --               --
Segment loss (restated)                              (443,000)      (1,212,000)      (1,655,000)
Capital expenditures                                  534,000       13,941,000       14,475,000
Total assets at end of period (restated)           82,013,000      202,650,000      284,663,000


FOR THE THREE MONTHS ENDED
   MARCH 31, 2000:


Operating revenues                              $   7,155,000    $   2,729,000    $   9,884,000
Interest and other income                             150,000          238,000          388,000
Depreciation and amortization (restated)            1,991,000          930,000        2,921,000
Interest expense and other, net                       815,000          628,000        1,443,000
Income tax expense                                     15,000               --           15,000
Segment loss before extraordinary                    (645,000)      (1,537,000)      (2,182,000)
   Items (restated)
Segment loss  (restated)                             (645,000)      (1,544,000)      (2,189,000)
Capital expenditures                                2,507,000        3,256,000        5,763,000
Total assets at end of period (restated)          100,601,000      196,675,000      297,276,000


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

(17) RESTATEMENT OF FINANCIAL STATEMENTS

         In August 2000, following discussions with the Securities and Exchange Commission's engineering staff, Gaffney, Cline and Associates agreed to revise its oil and gas reserves in Colombia to remove the reserves associated with the Norean/Crisol gas field and Trigos oil field, both on Harken's Bolivar Association Contract area, from the proved category. The effect of the change in Colombian proved reserves was to reclassify certain Colombian oil and gas property costs and to increase Colombian depreciation and amortization for the periods presented. The 1999 reduction in proved oil and gas reserves had no effect on Harken's historical revenues, net working capital or cash flow for any of the periods presented. Harken had no long-term debt compliance covenants that were affected by the restatement.

         The following table summarizes certain selected financial data as of March 31, 2000 and 1999 and for the three months then ended as originally reported and as restated to reflect the impact of the change in Colombian reserves.

                                                             March 31,
                                  ----------------------------------------------------------------
                                               1999                              2000
                                  ------------------------------    ------------------------------
                                    Previously                       Previously
                                     Reported         Restated        Reported         Restated
                                  -------------    -------------    -------------    -------------
Revenues:
  Oil and gas revenues            $   3,080,000    $   3,080,000    $   9,884,000    $   9,884,000
  Interest and
  other income                        1,256,000        1,256,000          388,000          388,000
                                  -------------    -------------    -------------    -------------
                                      4,336,000        4,336,000       10,272,000       10,272,000

Costs and Expenses:
  Oil and gas
  operating                           1,458,000        1,458,000        3,273,000        3,273,000
  General and
  administrative                      1,789,000        1,789,000        2,734,000        2,734,000
  Depreciation and
  amortization                        1,378,000        1,385,000        2,756,000        2,921,000
  Interest expense
  and other, net                      1,359,000        1,359,000        1,443,000        1,443,000
  Charge for
  European Note conversion                   --               --        2,068,000        2,068,000
                                  -------------    -------------    -------------    -------------
                                      5,984,000        5,991,000       12,274,000       12,439,000
Income tax expense                           --               --          (15,000)         (15,000)
Extraordinary item                           --               --           (7,000)          (7,000)
                                  -------------    -------------    -------------    -------------
Net loss                          $  (1,648,000)   $  (1,655,000)   $  (2,024,000)   $  (2,189,000)
Net loss attributed to
  common stock                      (10,075,000)     (10,082,000)      (2,024,000)      (2,189,000)
Basic and diluted
   net loss per share                     (0.08)           (0.08)           (0.01)           (0.01)
Total assets                        284,670,000      284,663,000      297,576,000      297,276,000
Stockholders' equity                149,253,000      149,246,000      182,361,000      182,061,000

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

OVERVIEW

         Harken reported a net loss for the three months ended March 31, 2000 of $2,189,000 compared to a net loss of $1,655,000 for the prior year period despite increased domestic and Colombian production and increased prices, primarily due to a charge to earnings related to the conversion of certain European Notes. Harken worldwide oil and gas revenues have increased 221% during the first quarter of 2000 compared to the prior year period due to increased prices, particularly for crude oil; increased domestic production primarily as a result of the August 1999 merger with XPLOR Energy, Inc.; and the increased Colombian production from Harken's Bolivar and Alcaravan Association Contract areas. Gross profit before depreciation and amortization, general and administrative and interest expenses totaled approximately $6.6 million during the three months ended March 31, 2000 compared to approximately $1.6 million for the prior year period.


                                                             Three Months Ended
                                                                  March 31,
                                                          -------------------------
                                                             1999          2000
                                                          -----------   -----------
                                                                 (unaudited)
REVENUES

Domestic Exploration and Production Operations
  Oil sales revenues                                      $ 1,350,000   $ 3,968,000
     Oil volumes in barrels                                   121,000       143,000
     Oil price per barrel                                 $     11.16   $     27.75
  Gas sales revenues                                      $   979,000   $ 2,991,000
     Gas volumes in mcf                                       570,000     1,124,000
     Gas price per mcf                                    $      1.72   $      2.66
  Gas plant revenues                                      $    73,000   $   196,000

Colombian Exploration and Production Operations
  Oil sales revenues                                      $   678,000   $ 2,729,000
     Oil volumes in barrels                                    77,000       124,000
     Oil price per barrel                                 $      8.81   $     22.01


OTHER REVENUES
  Interest income                                         $ 1,248,000   $   382,000
  Other income                                            $     8,000   $     6,000

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






                                         Harken Energy Corporation
                                    ------------------------------------
                                                (Registrant)





Date:    August 14, 2000            By:       /s/ Anna M. Williams
     -----------------------             ------------------------------------
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