Form 10-Q
period 2000-06-30
HARKEN ENERGY CORP
filed 2000-08-14
CIK 313478

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ______________

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

       The number of shares of Common Stock, par value $0.01 per share, outstanding as of August 1, 2000 was 170,916,142.


================================================================================

                            HARKEN ENERGY CORPORATION
                            INDEX TO QUARTERLY REPORT
                                  JUNE 30, 2000


                                                                                                            PAGE
                                                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1.        Condensed Financial Statements

                    Consolidated Condensed Balance Sheets..............................................       4

                    Consolidated Condensed Statements of Operations....................................       5

                    Consolidated Condensed Statements of Stockholders' Equity..........................       6

                    Consolidated Condensed Statements of Cash Flows....................................       7

                    Notes to Consolidated Condensed Financial Statements...............................       8


     Item 2.        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.....................................................      25

     Item 3.        Quantitative and Qualitative Disclosures About Market Risk.........................      34


PART II.      OTHER INFORMATION

                    Notes Concerning Other Information.................................................      34

SIGNATURES          ...................................................................................      38

                          PART I- FINANCIAL INFORMATION

                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                                                  DECEMBER 31,                JUNE 30,
                                                                                      1999                      2000
                                                                                  -------------             -------------
                                                                                   (RESTATED)
     ASSETS
Current Assets:
   Cash and temporary investments                                                 $  25,612,000             $  14,147,000
   Accounts and notes receivable, net                                                 5,312,000                 7,078,000
   Related party notes receivable                                                       466,000                   426,000
   Prepaid expenses and other current assets                                            788,000                   567,000
                                                                                  -------------             -------------
        Total Current Assets                                                         32,178,000                22,218,000

Property and Equipment, net                                                         256,133,000               263,480,000

Other Assets, net                                                                    10,474,000                 9,592,000
                                                                                  -------------             -------------
                                                                                  $ 298,785,000             $ 295,290,000
                                                                                  =============             =============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Trade payables                                                                 $   2,981,000             $   1,155,000
   Accrued liabilities and other                                                      7,692,000                 6,618,000
   Revenues and royalties payable                                                       529,000                 1,088,000
                                                                                  -------------             -------------
        Total Current Liabilities                                                    11,202,000                 8,861,000

Convertible Notes Payable                                                            95,869,000                84,311,000

Bank Credit Facilities                                                               10,500,000                10,500,000

Development Finance Obligation                                                        1,302,000                        --

Other Long-Term Obligations                                                           5,078,000                 5,075,000

Commitments and Contingencies (Note 15)

Stockholders' Equity:
   Common stock, $0.01 par value; 225,000,000 shares authorized;
     155,707,548 and 170,047,347 shares issued, respectively                          1,557,000                 1,701,000
   Additional paid-in capital                                                       349,236,000               361,250,000
   Retained deficit and other comprehensive income                                 (171,443,000)             (171,892,000)
   Treasury stock, at cost, 2,153,000 shares held                                    (4,516,000)               (4,516,000)
                                                                                  -------------             -------------
          Total Stockholders' Equity                                                174,834,000               186,543,000
                                                                                  -------------             -------------
                                                                                  $ 298,785,000             $ 295,290,000
                                                                                  =============             =============


      The accompanying Notes to Consolidated Condensed Financial Statements
                    are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                    JUNE 30,                          JUNE 30,
                                                        -------------------------------   -------------------------------
                                                             1999             2000             1999             2000
                                                        --------------   --------------   --------------   --------------
                                                          (RESTATED)                        (RESTATED)
Revenues:
  Oil and gas operations                                $    4,110,000   $   10,790,000   $    7,190,000   $   20,674,000
  Interest and other income                                    990,000          287,000        2,246,000          675,000
                                                        --------------   --------------   --------------   --------------
                                                             5,100,000       11,077,000        9,436,000       21,349,000
                                                        --------------   --------------   --------------   --------------

Costs and Expenses:
  Oil and gas operating expenses                             1,744,000        3,695,000        3,202,000        6,968,000
  General and administrative expenses, net                   2,578,000        2,977,000        4,367,000        5,711,000
  Depreciation and amortization                              1,502,000        3,221,000        2,887,000        6,142,000
  Interest expense and other, net                            1,514,000        1,301,000        2,873,000        2,744,000
  Charge for European Note conversion                               --               --               --        2,068,000
                                                        --------------   --------------   --------------   --------------
                                                             7,338,000       11,194,000       13,329,000       23,633,000
                                                        --------------   --------------   --------------   --------------

          Income (loss) before income taxes             $   (2,238,000)  $     (117,000)  $   (3,893,000)  $   (2,284,000)

Income tax expense                                                  --           15,000               --           30,000
                                                        --------------   --------------   --------------   --------------

          Income (loss) before extraordinary items      $   (2,238,000)  $     (132,000)  $   (3,893,000)  $   (2,314,000)

Extraordinary item-charge for reduction of
  unamortized issuance costs                                  (589,000)              --         (589,000)          (7,000)
Extraordinary item-gain on repurchase of
 European Notes                                                     --        1,872,000               --        1,872,000
                                                        --------------   --------------   --------------   --------------

          Net income (loss)                             $   (2,827,000)  $    1,740,000   $   (4,482,000)  $     (449,000)
                                                        ==============   ==============   ==============   ==============

Accretion related to preferred stock                                --               --       (8,427,000)              --
                                                        --------------   --------------   --------------   --------------

          Net income (loss) attributed to common stock  $   (2,827,000)  $    1,740,000   $  (12,909,000)  $     (449,000)
                                                        ==============   ==============   ==============   ==============

Income (loss) per common share:
  Basic income (loss) before extraordinary item         $        (0.01)  $        (0.00)  $        (0.09)  $        (0.01)
  Extraordinary item-charge for reduction of
          unamortized issuance costs                             (0.00)              --            (0.00)           (0.00)
  Extraordinary item-gain on repurchase of
          European Notes                                            --             0.01               --             0.01
                                                        --------------   --------------   --------------   --------------
  Basic income (loss) per common share                  $        (0.01)  $         0.01   $        (0.09)  $        (0.00)
                                                        ==============   ==============   ==============   ==============
  Weighted average shares outstanding                      139,817,277      166,345,743      137,297,387      161,771,010
                                                        ==============   ==============   ==============   ==============


  Diluted income (loss) before extraordinary item       $        (0.01)  $        (0.00)  $        (0.09)  $        (0.01)
  Extraordinary item-charge for reduction of
          unamortized issuance costs                             (0.00)              --            (0.00)           (0.00)
  Extraordinary item-gain on repurchase of
          European Notes                                            --             0.01               --             0.01
                                                        --------------   --------------   --------------   --------------
  Diluted income (loss) per common share                $        (0.01)  $         0.01   $        (0.09)  $        (0.00)
                                                        ==============   ==============   ==============   ==============
  Weighted average shares outstanding                      139,817,277      166,386,738      137,297,387      161,771,010
                                                        ==============   ==============   ==============   ==============


      The accompanying Notes to Consolidated Condensed Financial Statements
                    are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)




                                                                                             ADDITIONAL
                                                        PREFERRED           COMMON            PAID-IN            TREASURY
                                                          STOCK              STOCK            CAPITAL             STOCK
                                                      --------------     --------------    --------------     --------------
Balance, December 31, 1998                            $       15,000     $    1,348,000    $  327,498,000     $   (2,552,000)

  Issuance of common stock, net                                   --            101,000        20,566,000                 --

  Conversions of Development Finance
     Obligation                                                   --            108,000        21,999,000                 --

  Accretion of preferred stock                                    --                 --         8,427,000                 --

  Treasury shares purchased                                       --                 --                --         (1,964,000)

  Redemption of preferred stock                              (15,000)                --       (25,269,000)                --

  Settlement of property purchase
     acquisition                                                  --                 --        (3,985,000)                --

  Comprehensive income (loss):
     Net loss (restated)                                          --                 --                --                 --
          Total comprehensive loss (restated)
                                                      --------------     --------------    --------------     --------------
Balance, December 31, 1999 (restated)                             --          1,557,000       349,236,000         (4,516,000)

  Issuance of common stock, net                                   --             75,000         9,889,000                 --

  Repurchase of Benz Convertible Notes                            --                 --           639,000                 --

  Conversions of Development Finance
     Obligation                                                   --             69,000         1,486,000                 --

  Comprehensive income (loss):
     Net loss                                                                       --                 --                 --
          Total comprehensive loss
                                                      --------------     --------------    --------------     --------------
Balance, June 30, 2000                                $           --     $    1,701,000    $  361,250,000     $   (4,516,000)
                                                      ==============     ==============    ==============     ==============


                                                                             ACCUMULATED
                                                                                OTHER
                                                             RETAINED       COMPREHENSIVE
                                                             DEFICIT        INCOME (LOSS)          TOTAL
                                                         --------------     --------------    --------------
Balance, December 31, 1998                               $ (150,305,000)    $      134,000    $  176,138,000

  Issuance of common stock, net                                      --                 --        20,667,000

  Conversions of Development Finance
     Obligation                                                      --                 --        22,107,000

  Accretion of preferred stock                               (8,427,000)                --                --

  Treasury shares purchased                                          --                 --        (1,964,000)

  Redemption of preferred stock                                      --                 --       (25,284,000)

  Settlement of property purchase
     acquisition                                                     --                 --        (3,985,000)

  Comprehensive income (loss):
     Net loss (restated)                                    (12,845,000)                --
          Total comprehensive loss (restated)                                                    (12,845,000)
                                                         --------------     --------------    --------------
Balance, December 31, 1999 (restated)                      (171,577,000)           134,000       174,834,000

  Issuance of common stock, net                                      --                 --         9,964,000

  Repurchase of Benz Convertible Notes                               --                 --           639,000

  Conversions of Development Finance
     Obligation                                                      --                 --         1,555,000

  Comprehensive income (loss):
     Net loss                                                  (449,000)                --
          Total comprehensive loss                                                                  (449,000)
                                                         --------------     --------------    --------------
Balance, June 30, 2000                                   $ (172,026,000)    $      134,000    $  186,543,000
                                                         ==============     ==============    ==============


      The accompanying Notes to Consolidated Condensed Financial Statements
                    are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                     -----------------------------------
                                                                                          1999                 2000
                                                                                     --------------       --------------
                                                                                       (RESTATED)
Cash flows from operating activities:
   Net income (loss)                                                                 $   (4,482,000)      $     (449,000)
     Adjustment to reconcile net loss to net cash
       provided by operating activities:
       Depreciation and amortization                                                      2,887,000            6,142,000
       Amortization of issuance costs                                                       437,000              545,000
       Charge for European Note conversion                                                       --            2,068,000
       Extraordinary items                                                                  589,000           (1,865,000)
       Other expense                                                                             --               89,000

   Change in assets and liabilities:
       Increase in accounts receivable and other assets                                  (2,500,000)          (1,505,000)
       Increase (decrease) in trade payables and other                                  (12,107,000)          (1,844,000)
                                                                                     --------------       --------------
          Net cash provided by (used in) operating activities                           (15,176,000)           3,181,000
                                                                                     --------------       --------------

Cash flows from investing activities:
   Proceeds from sales of assets                                                                 --            1,552,000
   Capital expenditures                                                                 (22,131,000)         (15,957,000)
                                                                                     --------------       --------------
          Net cash used in investing activities                                         (22,131,000)         (14,405,000)
                                                                                     --------------       --------------

Cash flows from financing activities:
   Repayments of long-term debt                                                                  --           (3,072,000)
   Proceeds from issuances of common stock,
     net of issuance costs                                                                   47,000            2,831,000
   Redemption of preferred stock                                                        (25,284,000)                  --
   Purchase of treasury stock                                                              (960,000)                  --
                                                                                     --------------       --------------
          Net cash provided by (used in) financing activities                           (26,197,000)            (241,000)
                                                                                     --------------       --------------

Net increase (decrease) in cash and temporary investments                               (63,504,000)         (11,465,000)
Cash and temporary investments at beginning of period                                   141,545,000           25,612,000
                                                                                     --------------       --------------
Cash and temporary investments at end of period                                      $   78,041,000       $   14,147,000
                                                                                     ==============       ==============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:

     Interest                                                                        $    2,125,000       $    2,587,000
     Taxes                                                                           $           --       $           --


      The accompanying Notes to Consolidated Condensed Financial Statements
                    are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 2000
                                   (Unaudited)


(1)      MANAGEMENT'S REPRESENTATIONS

         In the opinion of Harken Energy Corporation ("Harken"), the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 1999 and June 30, 2000 and the results of its operations and changes in its cash flows for all periods presented as of June 30, 1999 and 2000. These adjustments represent normal recurring items.

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

         The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.


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


(3)      MARKETABLE SECURITIES

         Included within cash and temporary investments at December 31, 1999 and June 30, 2000 are certain investments in marketable debt securities having maturities of sixty days or less. The cost of such marketable debt securities totaled $18,459,000 and $7,278,000 as of December 31, 1999 and June 30, 2000,
respectively, with cost approximating fair value. Harken management determines the appropriate classification of such debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Such debt and equity securities are classified as held-to-maturity as Harken has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. Harken holds no securities which are classified as available-for-sale or trading. Harken includes in cash and temporary investments other cash and cash equivalent amounts in addition to the above marketable debt securities.

         In addition, at June 30, 2000, Harken held an investment in 10,000 shares of Benz preferred stock, but has reflected no carrying value for those shares.

(4)      PROPERTY AND EQUIPMENT

         A summary of property and equipment follows:

                                                         December 31,         June 30,
                                                            1999                2000
                                                       --------------      --------------
                                                         (restated)
Unevaluated oil and gas properties:

     Unevaluated Colombian properties                  $   44,767,000      $   34,768,000
     Unevaluated Costa Rican properties                     2,037,000           6,324,000
     Unevaluated domestic properties                       17,111,000          16,934,000

Evaluated oil and gas properties:

     Evaluated Colombian properties                       121,351,000         135,883,000
     Evaluated domestic properties                        131,159,000         135,535,000
Facilities, gas plants and other property                  21,320,000          21,786,000
Less accumulated depreciation and amortization            (81,612,000)        (87,750,000)
                                                       --------------      --------------
                                                       $  256,133,000      $  263,480,000
                                                       ==============      ==============


(5)      MIDDLE AMERICAN OPERATIONS

         Colombian Operations -- Harken's Colombian operations are conducted through its wholly owned subsidiary Harken de Colombia, Ltd. Harken holds five exclusive Colombian Association Contracts with Empresa Colombiana de Petroleos ("Ecopetrol"). Information about these contracts is set forth below:

                                                                                      ACREAGE AS OF
       NAME             AWARD YEAR                      LOCATION                      JUNE 30, 2000
 -----------------    ---------------     -------------------------------------     -----------------
 Alcaravan                 1992           Llanos Basin, Eastern Colombia                      102,000

 Bocachico                 1994           Middle Madalena Valley, Central                     192,000
                                          Colombia

 Cambulos                  1995           Middle Madalena Valley, Central                      41,000
                                          Colombia

 Bolivar                   1996           Middle Madalena Valley, Central                     250,000
                                          Colombia

 Los Olmos                 1998           Lower Magdalena Valley, Northern                    374,000
                                          Colombia.

Each contract requires that Harken complete prescribed activities within a timetable specified in the contract. Harken has either completed all of the required work, or received permission from Ecopetrol to delay or substitute different work, for those of its contracts which contain proved reserves. Harken is negotiating the work requirements and the timing of these requirements for several of its other contracts.

         Under the terms of the Association Contracts, if, during the first six years of each contract, Harken discovers one or more fields capable of producing oil or gas in quantities that are economically exploitable and Ecopetrol elects to participate in the development of the field, or Harken chooses to proceed with the development on a sole-risk basis, the term of that contract will be extended for a period of 22 years from the date of such discovery. Upon the election by Ecopetrol to participate in a field and upon commencement of production from that field, Ecopetrol will begin to reimburse Harken for 50% of Harken's successful well costs expended up to the point of Ecopetrol's participation plus, in the case of the Cambulos, Bolivar, and Los Olmos Contracts, 50% of all seismic and dry well costs incurred prior to the point of Ecopetrol's participation. For fields in which Ecopetrol participates, production will be allocated as follows: Ecopetrol, on behalf of the Colombian government, will receive a 20% royalty interest in all production, and all production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Harken until cumulative production from all fields (or the particular productive field under certain of the Association Contracts) in the Association Contract acreage reaches 60 million barrels of oil. As cumulative production increases in excess of 60 million barrels of oil, Ecopetrol's share of production will increase progressively (to a maximum of 75% under certain of the Association Contracts) with a corresponding decrease in Harken's share of production. After a declaration of Ecopetrol's participation, Harken and Ecopetrol will be responsible for all future development costs and operating expenses in direct proportion to their interest in production. For any fields in which Ecopetrol declines to participate, Harken would be entitled to receive Ecopetrol's share of production after royalty until Harken has recovered 200% of its costs, after which time Ecopetrol would receive its share of production.

         Harken has proved reserves attributable to two of its five contracts, the Alcaravan and Bolivar Contracts. In the Alcaravan Contract, Harken has proved reserves in the Palo Blanco field, and in the Bolivar Contract, Harken has proved reserves in the Buturama field. Harken has submitted application to Ecopetrol for their participation in both of these fields. It has been Harken's experience that Ecopetrol asks for additional information with regard to the applications, and that the process of receiving an election from Ecopetrol may take as much as two years.

         Reimbursement by Ecopetrol to Harken may either be in cash, or through allowing its share of production to apply to Harken's cost recovery. During the last part of 1999, Harken began receiving Ecopetrol's working interest share of monthly Bolivar Contract area production as nonrefundable reimbursement for a portion of Ecopetrol's share of historical Bolivar Contract area costs. Harken similarly began receiving Ecopetrol's working interest share of monthly Alcaravan area production in May 2000. Harken has reflected such nonrefundable reimbursement production as revenues during 1999 and 2000.

         In order to continue producing from its wells while Ecopetrol is making its determinations as to participation, Harken must receive testing permits, which generally cover 90 day periods, issued by Colombia's Ministry of Mining and Energy. Ecopetrol has advised Harken that the Ministry of Mining and Energy has never denied a permit to conduct a test requested by Ecopetrol. Harken believes that these permits will continue to be granted.

         Harken has completed all of the work requirements of the first five years of the Alcaravan Contract. During September 1999, Ecopetrol granted a six-month extension until March 31, 2000 to Harken for drilling the exploratory well required in the sixth year of the Alcaravan Contract. In February 2000, Harken was granted by Ecopetrol a further extension until January 31, 2001 to drill this sixth year exploratory well of the Alcaravan Contract. Harken currently plans to begin drilling this development well on the Alcaravan Contract area acreage in December 2000. Effective December 29, 1999, Ecopetrol accepted Harken's relinquishment of 52% of the Alcaravan Contract Area as required under the Alcaravan Contract. Harken has retained the acreage covering those structure areas associated with the Palo Blanco and Anteojos discoveries. Accordingly, the acreage relinquishment had no effect on Harken's Colombian proved reserves.

         Harken has fulfilled all of the work requirements for the first four years of the Bocachico Contract. The work requirements for the fifth year required Harken to drill one exploratory well by May 6, 1999, and the sixth year work obligation required an additional exploratory well to be drilled by March 6, 2000. Harken has not drilled the fifth year or sixth year exploratory wells, and Harken does not currently have any plans to drill a well on the Bocachico Contract area acreage during 2000. During May 2000, Ecopetrol granted an extension until December 7, 2000 to Harken for the drilling of the exploratory well required in the fifth year of the Bocachico Contract and waived the sixth year well obligation. Harken continues to negotiate with Ecopetrol regarding the remaining future well obligation including discussing the transfer of the fifth year well obligation to another Association Contract. Such negotiations include a proposal to relinquish all but approximately 53,000 acres of Bocachico Contract area acreage, although Harken's proposal to Ecopetrol includes retaining the structure area associated with the Rio Negro Prospect. Harken has no proved reserves associated with the Bocachico Contract. Such proposed acreage relinquishments represent 72% of the original Bocachico Contract area acreage.

         The Cambulos Contract originally required that the Cambulos Contract acreage be reduced to 173,000 acres at the end of the second contract year, but in May 1998, Ecopetrol agreed to defer relinquishment of the acreage in exchange for Harken drilling two exploratory wells within the third contract year. During May 1999, Harken received approval from Ecopetrol to allow for the additional well depth drilled during the Islero #1 well to substitute for the obligation to drill a second exploratory well within the third contract year. During September 1999, Ecopetrol conditionally granted a six month extension from November 1999 until May 16, 2000 to Harken for the drilling of the exploratory well required in the fourth year of the Cambulos Contract. In May 2000, Harken relinquished all but approximately 41,000 of its Cambulos acreage and has negotiated with Ecopetrol for the drilling of an exploratory well on the Delta prospect on the Cambulos Contract area during 2000. This acreage relinquishment represents 86% of the original Cambulos Contract area acreage. Such relinquishment did not affect Harken's proved reserves and Harken has no proved reserves associated with the Cambulos Contract area.

         Harken has completed all of the work requirements of the first four years of the Bolivar Contract, and has committed to the fifth year work requirements which require Harken to drill an additional well prior to July 2001.

         During the first two years of the Los Olmos Contract, and before May 24, 2000, Harken was required to reprocess at least 500 kilometers of existing seismic data and acquire at least 120 kilometers of new seismic data and 2,000 kilometers of aeromagnetic data, and prepare an engineering study of the contract areas. Harken is currently in negotiations with Ecopetrol which could result in delaying the above work requirements or modifying certain of the seismic obligations required under the Los Olmos Contract.

         Colombia Mid-Year Reserve Report -- The following table sets forth the estimated net proved reserves of Harken in Colombia as of December 31, 1999 and June 30, 2000, as reflected in reports prepared by Gaffney, Cline and Associates, Harken's independent reserve engineers. The reserve values reflected in the following reserve disclosures are based on prices as of December 31, 1999 ($26.02/barrel) and June 30, 2000 ($32.50/barrel). In August 2000, following discussions with the Securities and Exchange Commission's ("SEC") engineering staff, and in resolution of these discussions, Gaffney, Cline and Associates agreed to revise Harken's oil and gas reserves in Colombia to remove the reserves associated with the Norean/Crisol gas field and the Trigos oil field, both on Harken's Bolivar Contract area, from the proved category. In addition, these reserves are not classified as proved in the June 30, 2000 reserve report. The June 30, 2000 reserve information also reflects reductions in the proved reserves from the La Luna formation as a result of recent production information from Harken's Olivo #1 well on the Bolivar Contract area.

                                                                  Colombian Reserves
                                               ------------------------------------------------------

                                                            Volumes
                                               ----------------------------------         Pre-tax
                                                    Oil                 Gas             Net Present
                                                 (Barrels)             (Mcf)               Value
                                               --------------      --------------      --------------
DECEMBER 31, 1999
     Previously reported                           27,139,000          44,400,000      $  266,800,000
     Less Norean/Crisol gas reserves                       --         (44,400,000)         (4,900,000)
     Less Trigos oil reserves                      (3,819,000)                 --         (30,200,000)
                                               --------------      --------------      --------------
     As restated                                   23,320,000                  --      $  231,700,000
                                               ==============      ==============      ==============
JUNE 30, 2000                                      18,167,000                  --      $  224,640,000
                                               ==============      ==============      ==============


         Costa Rica Operations -- In August 1999, the Exploration and Production concession contract with the Republic of Costa Rica ("Costa Rica Contract") was signed by MKJ Xploration, Inc. ("MKJ"), which was originally awarded the concession under Costa Rica's bidding process that was finalized in October 1997. In the fourth quarter of 1998, Harken announced an agreement to participate in this anticipated Costa Rica Contract. The Costa Rica Contract covers approximately 1.4 million acres in the North and South Limon Back Arc Basin onshore and offshore Costa Rica Central America. The formal Costa Rica Contract was signed by the President of Costa Rica and became effective October 1999. The Costa Rica Contract area is comprised of Blocks 2, 3, 4 and 12 from Costa Rica's initial bidding round in October of 1997. Two of the Blocks are located onshore and two are located offshore within Costa Rica's Caribbean territorial waters.

         Harken's participation in Costa Rica is structured whereby a wholly-owned Harken subsidiary owns 80% of the stock of a Nevada limited liability corporation, Harken Costa Rica Holdings LLC ("HCRH"). An affiliate of MKJ owns the remaining 20% of the stock of this subsidiary. Under the terms of the agreement between Harken and MKJ, Harken paid $4.2 million to MKJ to purchase its share of the Costa Rica Contract rights from MKJ after an agreement and approval of the assignment was signed and ratified with the Republic of Costa Rica. In June 2000, the assignment of the Costa Rica Contract rights to HCRH was approved by the Costa Rican government. Additionally, up to $8 million may be committed by Harken over the next two years to fund the initial minimum work program obligations under the proposed Costa Rica Contract and Harken is seeking additional joint venture partner participation for these work program obligations. In connection with Harken's participation in the Costa Rica Contract rights, Harken issued to MKJ certain non-registered, non-transferable stock purchase warrants to purchase 200,000 shares of Harken common stock which are currently exercisable by the holders thereof at any time after November 12, 1998 and on or before November 12, 2001 at an exercise price of $3.50 per share.

(6)      BANK CREDIT FACILITY OBLIGATIONS

          A summary of long-term bank obligations follows:

                                                            December 31,       June 30,
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
                                                            ============     ============

          (A) XPLOR, a wholly-owned subsidiary of Harken, has a three-year loan facility with Christiania og Kreditkasse ("Christiania") which is solely secured by the oil and gas properties and subsidiaries of XPLOR. The Christiania facility matures on September 30, 2002 and provides borrowings limited by a borrowing base (as defined by the Christiania facility) which was $10,500,000 at June 30, 2000. The Christiania facility provides for interest based on the Short-term Interbank Offered Rates ("LIBOR") plus a margin of 1.125% to 1.875%, payable at the underlying LIBOR maturities or lender's prime rate plus 0.25% (8.5126% at June 30, 2000) and provides for a commitment fee of 0.375% on the unused amount. At June 30, 2000, Harken was in compliance with all financial covenants related to the facility. The borrowing base is subject to a review by Christiania on a semi-annual basis and may be adjusted subject to the provisions of the Christiania facility.

               On August 11, 2000, certain Harken subsidiaries including XPLOR, entered into a new three year loan facility with Bank One Texas, N.A. ("Bank One") which is secured by certain of Harken's domestic oil and gas properties and a guaranty from Harken. The Bank One facility provides borrowings limited by a borrowing base (as defined by the Bank One facility) which was $22,000,000 at closing. The Bank One facility provides for interest based on the LIBOR plus a margin of 2.350 %, payable at the underlying LIBOR maturities or lender's prime rate, and provides for a commitment fee of 0.375 % on the unused amount. Harken plans to immediately draw $10,500,000 under the Bank One facility to payoff the balance from the Christiania facility.

          (B) Effective September 1, 1999, Harken de Colombia, Ltd. entered into a project finance loan agreement with the International Finance Corporation ("IFC") to be utilized in the development of the Bolivar Association Contract block in Colombia ("the Project"). As of August 14, 2000, no borrowings have been drawn down by Harken de Colombia, Ltd. under the facility.

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

               Harken has begun negotiations with IFC regarding certain aspects of the Project in light of current Bolivar production information and considering the inclusion of Harken's Palo Blanco development on the Alcaravan Association Contract as part of the Project. Currently, and as of June 30, 2000, Harken de Colombia, Ltd. and Harken do not meet certain of the provisions and financial covenants required in order to draw down funds under the project finance facility. As of August 14, 2000, no official modifications to the project finance facility have been made with IFC.


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

         In December 1998, one of the European Investors exercised their right to convert all their interest into shares of Harken common stock. Harken elected to pay cash of approximately $2.3 million in lieu of issuing Harken common stock. In April and May 1999, respectively, Harken received notice from the remaining European Investors that they had elected to exercise their option to convert all of their interest into shares of Harken common stock. Pursuant to the European Development Finance Agreement, the European Investors received 1,908,637 and 1,121,738 shares, respectively, of Harken common stock. In November 1999, Harken and these European Investors entered into an agreement to extend the calculation of the Invested Amount from the date of conversion to September 30, 1999 and also extended the period in which these European Investors could sell their shares of Harken common stock received at conversion. In March 2000,

Harken issued to these European Investors 2,398,400 and 1,739,730 shares, respectively, of Deficiency Shares of Harken common stock pursuant to the European Development Finance Agreement as modified.

         Also, in April 1999, Harken received notice from Faisal that it had elected to exercise its option to convert a two-thirds portion of its Interest into shares of Harken common stock. Pursuant to the Development Finance Agreement with Faisal, Faisal received 1,316,829 shares of Harken common stock. In February 2000, Harken entered into an agreement with Faisal whereby Harken issued 1,457,390 shares of Harken common stock to Faisal as full settlement for any additional shares payable to Faisal related to its April 1999 conversion of its Interest. In March 2000, Harken received notice from Faisal that it had elected to exercise its option to convert the remaining portion of its Interest into shares of Harken common stock. Pursuant to the Development Finance Agreement with Faisal, Faisal was issued 1,282,741 shares of Harken common stock. Harken continues to be committed to provide potential additional Deficiency Shares of Harken common stock to Faisal related to the sale of these shares issued.

         Accounting for Development Finance Agreements - At December 31, 1999, Harken accounted for the remaining Development Finance Agreement Invested Amount, including the accrued 15% per annum increase, as a long-term obligation, as such Invested Amount is payable to Faisal should Faisal elect to convert their Institutional Participation into shares of Harken common stock. The 15% per annum increase in the Invested Amount, plus the amortization of the issuance costs associated with the Development Finance Agreements, is reflected as Interest Expense and Other, net of amounts capitalized, in the accompanying consolidated statements of operations. Harken records as Interest Expense and Other the fair value of the obligation to issue Deficiency Shares related to conversions of Development Finance Agreements at the time they are converted. In addition, Harken reflected Interest Expense and Other during the fourth quarter of 1999 and first quarter of 2000 for the additional value related to the November 1999 agreement with the European Investors and the February 2000 agreement with Faisal, respectively. As Institutional Participation is converted into shares of Harken common stock, a pro-rata portion of the unamortized issuance costs associated with the Development Finance Agreements has been charged to income as an extraordinary item.


(8)      CONVERTIBLE NOTES PAYABLE

 A summary of convertible notes payable is as follows:

                                 December 31,      June 30,
                                    1999             2000
                                ------------     ------------
5% European Notes               $ 85,000,000     $ 74,320,000

Benz Convertible Notes            10,869,000        9,991,000
                                ------------     ------------
                                  95,869,000       84,311,000
Less: Current portion                     --               --
                                ------------     ------------
                                $ 95,869,000     $ 84,311,000
                                ============     ============

         5% European Notes -- On May 26, 1998, Harken issued to qualified purchasers a total of $85 million in 5% Senior Convertible Notes (the "5% European Notes") which mature on May 26, 2003. Interest incurred on these notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are converted. Such 5% European Notes are convertible into shares of Harken common stock at an initial conversion price of $6.50 per share, subject to adjustment in certain circumstances ("the

5% European Note Conversion Price"). Other than the February 2000 transaction discussed below, none of the bondholders have exercised their conversion option as of August 14, 2000.

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

         In April 2000, Harken repurchased European Notes in the face amount of $1,980,000 from a holder in exchange for cash of approximately $1,089,000 plus transaction expenses. In June 2000, Harken repurchased European Notes in the face amount of $2,700,000 from certain holders in exchange for cash of approximately $1,489,000 plus transaction expenses. Harken has reflected an extraordinary item gain from the cash purchase of outstanding European Notes in the accompanying consolidated condensed statements of operations.

         Benz Convertible Notes -- On December 30, 1999 (the "Closing Date"), Harken issued the Benz Convertible Notes in exchange for certain prospects acquired from Benz. (See Note 2 - Mergers and Acquisitions for further discussion of the acquisition of the Benz Prospects) The Benz Convertible Notes originally were to mature May 26, 2003 and bear interest at 5% per annum, payable semi-annually in May and November of each year to maturity or until the Benz Convertible Notes are converted. Such Benz Convertible Notes are convertible into shares of Harken common stock at a conversion price of $6.50 per share, subject to adjustment in certain circumstances (the "Benz Notes Conversion Price).

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

(9)      STOCKHOLDERS' EQUITY

         Common Stock -- Harken currently has authorized 225,000,000 shares of $.01 par common stock. At December 31, 1999 and June 30, 2000, Harken had issued 155,707,548 shares and 170,047,347 shares, respectively.

         Treasury Stock -- At December 31, 1999 and June 30, 2000, Harken held 2,153,000 shares of Harken common stock purchased in the open market at a cost of $4,516,000.

         Issuance of Convertible Notes Payable -- In May 1998, Harken issued to qualified purchasers a total of $85 million in 5% European Notes which mature on May 26, 2003. In February 2000, Harken entered into an agreement with a holder of the European Notes where the holder exchanged Notes in the face amount of $6,000,000, plus accrued interest, for 3,000,000 shares of Harken common stock

         On December 30, 1999 (the "Closing Date"), Harken issued the Benz Convertible Notes in exchange for certain prospects acquired from Benz. (See
Note 2 - Mergers and Acquisitions for further discussion of the acquisition of the Benz Prospects) The Benz Convertible Notes originally were to mature May 26, 2003 and bear interest at 5% per annum, payable semi-annually in May and November of each year to maturity or until the Benz Convertible Notes are converted. In March 2000, Harken and Benz entered into an agreement whereby Harken prepaid the approximately $243,000 interest payment due May 26, 2000 on the Benz Convertible Notes and repurchased Benz Convertible Notes having a face amount of $1,125,000 for $375,000 cash. In addition, the May 26, 2003 maturity date for certain of the Benz Convertible Notes was extended to November 26, 2003. No gain was recorded on this transaction due to the related party relationship between Harken and Benz.

         Private Placements of Harken Common Stock - In March 2000, Harken issued 1,666,667 shares of Harken common stock to two institutional investors in exchange for $1,500,000 cash and 5,000 shares of Benz Series II preferred stock having a face value of $500,000. In May 2000, Harken issued 2,461,538 shares of Harken common stock to institutional investors in exchange for $1,500,000 cash and 5,000 shares of Benz Series II preferred stock having a face value of $ 500,000. In July and August 2000, Harken issued 8,608,762 shares of Harken common stock to institutional investors in exchange for $4,971,000 cash and 12,450 shares of Benz Series II preferred stock having a face value of $1,245,000 and Benz Notes with a face value of $412,000. No value has been assigned to the Benz securities held by Harken.

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

(10)     PER SHARE DATA

         Basic earnings per common share was computed by dividing net loss by the weighted average number of shares of Harken common stock outstanding during the period. The impact of unconverted

Convertible Notes or Development Finance Agreements was not included as their effect would have been antidilutive. Had the remaining Development Finance Agreement which converted in March 2000, the February and March 2000 issuance of Deficiency Shares pursuant to Development Finance Agreements and the private placements of Harken common stock in March, June and July 2000 been consummated effective January 1, 2000, Harken's net loss attributed to common stock would have been $(0.00) for the first six months of 2000.


(11)     INCOME TAXES

         At June 30, 2000, Harken had available for federal income tax reporting purposes, net operating loss (NOL) carryforward for regular tax purposes of approximately $101,000,000 which expires in 2000 through 2019, alternative minimum tax NOL carryforward of approximately $88,000,000 which expires in 2000 through 2019, statutory depletion carryforward of approximately $2,000,000 which does not have an expiration date, and a net capital loss carryforward of approximately $6,000,000 which expires in 2000. Approximately $5,000,000 of the net operating loss carryforward has been acquired with the purchase of subsidiaries and must be used to offset future income from profitable operations within those subsidiaries.

         There were no deferred tax liabilities as of June 30, 2000. Total deferred tax assets, primarily related to the net operating loss carryforward, were approximately $37,833,000 at June 30, 2000. The total deferred tax asset is offset by a valuation allowance of approximately $37,833,000 at June 30, 2000.


(12)     RELATED PARTY TRANSACTIONS

         Prior to his resignation in July 2000, Harken had on its Board of Directors a director who is also a managing director of EnCap Investments L.C. ("EnCap"). EnCap has historically provided financial consulting and investment banking services to Harken. In connection with the June 1997 placement of the 5 1/2% European Notes, EnCap received as a financial consulting fee, $466,667 in cash, and a warrant to purchase 50,000 shares of Harken common stock at any time after December 11, 1997 and on or before December 11, 1999 at an exercise price of $5.00 per share. As described in Note 7 -- Development Finance and Operating Agreements, in October 1997, Harken entered into a Development Finance Agreement with the EnCap Investors. EnCap serves as the general partner of three of the EnCap Investors and the Harken director serves as a director of the fourth EnCap Investor. In connection with the EnCap Development Finance Agreement, EnCap received an investment banking fee of $500,000. In October 1999, Harken purchased all the Development Finance Agreement interests and rights held by the EnCap Investors for $20,000,000 cash. In May 1998, Harken acquired the Bargo Properties from St. Martinville Partners, Ltd. and Bargo Energy Company, which are affiliates of EnCap. In addition, in December 1999, Harken acquired the Benz Prospects from Benz, which is an affiliate of EnCap. Harken believes that the above transactions were made at terms at least as favorable to Harken as those that could have been secured with an unrelated party.

         During March, June and July 2000, Harken issued shares of Harken common stock to investors in Benz in exchange for cash and shares of Benz Series II preferred stock. See Note 9--Stockholders Equity for further discussion.

         During 1997, 1998, and 1999, Harken made secured short-term loans to certain members of Harken's Board of Directors and Management. Such notes receivable are reflected in Harken's consolidated balance sheet at December 31, 1999 and June 30, 2000 as Related Party Notes Receivable.


(13)     HEDGING ACTIVITIES

         During 1999, Harken entered into certain commodity derivative instruments, which are effective in mitigating commodity price risk associated with a portion of its monthly crude oil and natural gas production and cash flow. With the August 19, 1999 merger with XPLOR, Harken held natural gas price swaps entered into by XPLOR. At June 30, 2000, such natural gas price swaps result in XPLOR receiving fixed prices of approximately $2.20 per MMBTU covering a total of 1,350,000 MMBTUs over the life of the swaps, through December 2001. Harken allocated a portion of the XPLOR purchase price to the fair value of these swap contracts as of the date of the merger. At June 30, 2000, the remaining deferred obligation relating to these natural gas swap contracts was approximately $442,000, and had a market value of approximately $2,374,000, is reflected in accrued liabilities and will be recognized in revenue over the life of the contracts as the hedged natural gas is sold. At June 30, 2000, Harken also held a put option for crude oil with a fixed price of $15 per barrel covering 74,000 barrels over the life of the option, through October 31, 2000. At June 30, 2000, the remaining unamortized premium of approximately $30,000 relating to the crude oil put option is included in other current assets and will be recognized in revenue over the life of the option as the hedged crude oil is sold.

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

         Harken's financial information for each of its operating segments is as follows for the periods ended June 30, 1999 and June 30, 2000:

                                             Three Months Ended June 30, 1999                Six Months Ended June 30, 1999
                                       ---------------------------------------------   ---------------------------------------------
                                           North           South                           North           South
                                          America         America          Total          America         America          Total
                                       -------------   -------------   -------------   -------------   -------------   -------------
Operating revenues                     $   2,899,000   $   1,211,000   $   4,110,000  $   5,301,000   $   1,889,000   $   7,190,000
Interest and other income                    489,000         501,000         990,000      1,100,000       1,146,000       2,246,000
Depreciation and amortization
  (restated)                               1,131,000         371,000       1,502,000      2,294,000         593,000       2,887,000
Interest expense and other, net              513,000       1,001,000       1,514,000        729,000       2,144,000       2,873,000
Income tax expense                                --              --              --             --              --              --
Segment loss before
  extraordinary loss (restated)             (929,000)     (1,309,000)     (2,238,000)    (1,372,000)     (2,521,000)     (3,893,000)
Segment loss (restated)                     (929,000)     (1,898,000)     (2,827,000)    (1,372,000)     (3,110,000)     (4,482,000)
Capital expenditures                         165,000       5,901,000       6,066,000        699,000      19,842,000      20,541,000
Total assets at end of period
  (restated)                              74,301,000     204,649,000     278,950,000     74,301,000     204,649,000     278,950,000


                                             Three Months Ended June 30, 2000                 Six Months Ended June 30, 2000
                                       --------------------------------------------   --------------------------------------------
                                          North           South                           North         South
                                         America         America          Total          America       America           Total
                                       -------------  -------------   -------------   -------------  -------------   -------------
Operating revenues                     $   8,450,000  $   2,340,000   $  10,790,000   $  15,605,000  $   5,069,000   $  20,674,000
Interest and other income                    150,000        137,000         287,000         300,000        375,000         675,000
Depreciation and amortization              2,046,000      1,175,000       3,221,000       4,037,000      2,105,000       6,142,000
Interest expense and other, net              924,000        377,000       1,301,000       1,739,000      1,005,000       2,744,000
Income tax expense                            15,000             --          15,000          30,000             --          30,000
Segment income (loss) before
   extraordinary items                       831,000       (963,000)       (132,000)        186,000     (2,500,000)     (2,314,000)
Segment income (loss)                      1,767,000        (27,000)      1,740,000       1,122,000     (1,571,000)       (449,000)
Capital expenditures                       2,125,000      5,822,000       7,947,000       4,632,000      9,078,000      13,710,000
Total assets at end of period             96,037,000    199,253,000     295,290,000      96,037,000    199,253,000     295,290,000

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

         In September 1997, Harken Exploration Company, a wholly-owned subsidiary of Harken, was served with a lawsuit filed in U.S. District Court for the Northern District of Texas, Amarillo Division, styled D. E. Rice and Karen Rice, as Trustees for the Rice Family Living Trust ("Rice") vs. Harken Exploration Company. In the lawsuit, Rice alleges damages resulting from Harken Exploration Company's alleged spills on Rice's property and has claimed that the Oil Pollution Act ("OPA") should be applied in this circumstance. Harken believes that this position as well as the lawsuit in total is wholly without merit. In

October 1999, the trial court granted Harken's Motion for Summary Judgment that the OPA did not apply and dismissed the Rice claim under it. Rice has appealed the trial court's summary judgement to the U.S. Fifth Circuit Court of Appeals. The appeal is not expected to be heard before the third quarter of 2000. In Harken management's opinion, the results of the lawsuit and appeal will not have a material adverse effect on Harken's financial position.

         Search Acquisition Corp. ("Search Acquisition"), a wholly-owned subsidiary of Harken, is a defendant in a lawsuit filed by Petrochemical Corporation of America and Lorken Investments Corporation (together, "Petrochemical"). This lawsuit arises out of Petrochemical's attempt to enforce a judgement entered in 1993 against a group of twenty limited partnerships known as the "Odyssey limited partnerships." Petrochemical claims that Search Exploration, Inc. is liable for payment of the judgement as the successor-in-interest to eight Odyssey limited partnerships. Search Acquisition was the surviving corporation in the 1995 merger with Search
Exploration, Inc. On February 28, 1996, the court granted Search Acquisition's motion for summary judgment. On July 3, 1998, the Fifth District Court of Appeals for the State of Texas reversed the trial court's summary judgment and remanded the case to the trial court. It is estimated that this trial will take place in the second quarter of 2001. Although the ultimate outcome of this litigation is uncertain, Harken believes that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken's financial condition.

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

         On August 3, 2000, Harken was served with a lawsuit initiated by Melvyn
I. Weiss styled Melvyn I. Weiss vs. Harken Energy Corporation, C.A. No. 18182NC, pending in the Court of Chancery of the State of Delaware in and for New Castle County. In this lawsuit, the plaintiff, Melvyn I. Weiss, a stockholder of Harken, seeks to inspect Harken's corporate records as they relate to actions taken with respect to the EnCap Development Finance Agreement. Management believes that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken's financial condition; no assurances can be made, however, that the litigation will not have a material adverse effect.

         During the second quarter of 2000, HCRH was notified of a constitutional challenge raised against the Costa Rica government's awarding of the concession contract to MKJ which was subsequently assigned to HCRH. The challenge was raised by several local environmental groups in Costa Rica alleging that the Costa Rica government had violated their rights of the citizens of Costa Rica under the Costa Rica constitution. Specifically, the plaintiffs allege that the governmental agency that awarded the concession did not give sufficient prior notice to the community and ask that the concession be declared null and void. HCRH is not a party to this litigation. Management believes that the plaintiffs' claims are groundless; no assurances can be made, however, as to the outcome of the litigation or that the litigation will not have a material adverse effect on Harken's business.

         Harken and its subsidiaries currently are involved in various other lawsuits and other contingencies, which in management's opinion, will not have a material adverse effect on Harken's financial position.

         Harken has accrued approximately $6,115,000 at June 30, 2000 relating to certain other operational or regulatory liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in significant loss exposure to Harken.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

         Certain statements included in the accompanying condensed financial statements and in the following discussion and analysis of financial condition and results of operations, including statements of Harken management's current expectations, intentions, plans and beliefs, and statements containing the words "believes", "anticipates", "estimates", "expects", or "may" are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance, timing or achievements of Harken to be materially different from any results, performance, timing or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks described in Harken's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission.

OVERVIEW

         Harken reported a net loss for the six months ended June 30, 2000 of $449,000 primarily due to a first quarter 2000 charge to earnings related to the conversion of certain European Notes compared to a net loss of $4,482,000 for the prior year period. The lower net loss for the six months ended June 30, 2000 is attributed to increased domestic and Colombian production and increased prices. Harken worldwide oil and gas revenues have increased 187% during the first six months of 2000 compared to the prior year period due to increased prices; increased domestic production primarily as a result of the August 1999 merger with XPLOR Energy, Inc.; and the increased Colombian production from Harken's Bolivar and Alcaravan Association Contract areas. Gross profit before depreciation and amortization, general and administrative and interest expenses totaled approximately $13.7 million during the six months ended June 30, 2000 compared to approximately $4.0 million for the prior year period.

                                          Three Months Ended           Six Months Ended
                                               June 30,                    June 30,
                                       ------------------------    ------------------------
                                          1999          2000          1999          2000
                                       ----------    ----------    ----------    ----------
                                              (unaudited)                 (unaudited)
Domestic Exploration and
Production Operations
  Oil sales revenues                   $1,733,000    $4,077,000    $3,083,000    $8,045,000
     Oil volumes in barrels               110,000       144,000       231,000       287,000
     Oil price per barrel              $    15.75    $    28.31    $    13.35    $    28.03
  Gas sales revenues                   $1,033,000    $4,115,000    $2,012,000    $7,106,000
     Gas volumes in mcf                   550,000       970,000     1,120,000     2,094,000
     Gas price per mcf                 $     1.88    $     4.24    $     1.80    $     3.39
  Gas plant revenues                   $  133,000    $  258,000    $  206,000    $  454,000

                                          Three Months Ended          Six Months Ended
                                               June 30,                    June 30,
                                       ------------------------    ------------------------
                                          1999          2000          1999          2000
                                       ----------    ----------    ----------    ----------
                                              (unaudited)                 (unaudited)
Colombian Exploration and
Production Operations
  Oil sales revenues                   $1,211,000    $2,340,000    $1,889,000    $5,069,000
     Oil volumes in barrels               104,000       108,000       181,000       232,000
     Oil price per barrel              $    11.64    $    21.67    $    10.44    $    21.85


OTHER REVENUES
  Interest income                      $  980,000    $  283,000    $2,228,000    $  665,000
  Other income                         $   10,000    $    4,000    $   18,000    $   10,000



                              RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected Harken's earnings and balance sheet during the periods included in the accompanying consolidated financial statements.


For the quarter ended June 30, 2000 compared with the corresponding prior period.

DOMESTIC OPERATIONS

         Domestic gross oil and gas revenues during the second quarter of 2000 and 1999 relate primarily to the operations in the onshore and offshore areas of the Texas and Louisiana Gulf Coast, the Western and Panhandle regions of Texas, the Four Corners area primarily on the Navajo Indian Reservation, the Magnolia region of Arkansas and the Carlsbad region of New Mexico.

         Gross domestic oil revenues increased 135% to $4,077,000 during the second quarter of 2000 compared to $1,733,000 during the second quarter of 1999 primarily due to the increase in average oil prices, which averaged $12.56 more per barrel during the second quarter of 2000 compared to the prior year period. Oil prices have continued to remain higher during the third quarter of 2000 compared to prices received during the same period of the prior year. Oil production volumes also increased 31% during the second quarter of 2000 compared to the prior year period primarily due to the merger with XPLOR in August 1999.

         Gross domestic gas revenues increased 298% to $4,115,000 for the three months ended June 30, 2000 compared to $1,033,000 for the prior year period due primarily to the increase in gas production as a result of the merger with XPLOR in August 1999. In addition, the increased gas revenues were also due to the increase in average gas prices received during the second quarter of 2000, as Harken received an overall average price of $4.24 per mcf of gas production during the second quarter of 2000 compared to $1.88 per mcf received during the second quarter of 1999. Gas prices have continued to remain higher during the third quarter of 2000 compared to prices received during the same period of the prior year.

         Domestic oil and gas operating expenses consist of lease operating expenses and gas plant expenses, along with a number of production and reserve based taxes. Domestic oil and gas operating expenses increased 121% to $3,126,000 during the second quarter of 2000 compared to $ 1,416,000 during the prior year primarily due to the increase in operating expenses from the above mentioned merger with XPLOR. Oil and gas operating expenses decreased as a percentage of related oil and gas revenues due primarily to the increase in oil and gas prices during the second quarter of 2000 compared to the prior year period. Harken is reviewing its existing domestic operations to identify specific properties for which operating expenses can be reduced.

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

COLOMBIAN OPERATIONS

         Middle American oil revenues have increased 93% from $1,211,000 during the second quarter of 1999 to $2,340,000 during the second quarter of 2000. During the second quarter of 2000, Harken's Colombian production operations consisted of production testing conducted on Harken's Bolivar and Alcaravan Association contract areas. In April 1999, Harken commenced pipeline transportation on its Palo Blanco flowline on the Alcaravan Association Contract area.

         During the second quarter of 2000, Harken's Estero #1 well sales of production were limited to approximately 1,000 gross barrels of oil per day due to pipeline constraints and pumping capacity. Harken's Catalina #1 and Olivo #1 wells on the Bolivar Contract area have averaged a combined 768 gross barrels of oil per day during the second quarter of 2000. Harken's production volumes during the remainder of 2000 will primarily remain dependent on existing well production, pipeline transportation capacity and pumping efficiency.

         Due to increased production, Middle American operating expenses have also increased from $328,000 during the second quarter of 1999 to $569,000 for the second quarter of 2000.

INTEREST AND OTHER INCOME

         Interest and other income decreased during the second quarter of 2000 compared to the prior year period due to Harken's usage of cash during 1999 for capital expenditures, and the October 1999 purchase of certain development finance interests for $20 million. Harken generated approximately $ 980,000 of interest income during the second quarter of 1999, compared to approximately $283,000 of interest income during the second quarter of 2000. Harken's cash balances, which include investments in short-term marketable debt securities, are expected to continue to decrease in 2000 as such funds are used to support Harken's capital expenditure plans. Harken intends to continue to pursue financing arrangements from various sources during 2000 and the decrease in existing cash balances and related interest income could be mitigated or offset if such efforts are successful.

OTHER COSTS AND EXPENSES

         General and administrative expenses increased to $2,977,000 during the second quarter of 2000 compared to $2,578,000 in the second quarter of 1999 primarily due to administrative expenses associated with Harken's growing Colombian production operations. In addition, Harken added minimal administrative expenses as a result of the increased operations relating to the August 1999 merger with XPLOR. Harken also continues to reduce general and administrative expenses by reducing staff.

         Depreciation and amortization expense increased to $3,221,000 during the second quarter of 2000 compared to $1,502,000 in the prior year period consistent with the increased equivalent barrel production levels during the quarter and due to a downward revision in Harken's Colombia proved reserves as of June 30, 2000. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties. In addition, Harken's depreciation on other property has increased as a result of Harken's expanding operations.

         Interest expense and other decreased to $1,301,000 during the second quarter of 2000 from $1,514,000 during the prior year period primarily due to the conversion and purchase of the Development Finance Agreements during 1999 and early 2000. Such decreases in interest expense were partially offset by the interest expense added from XPLOR and the Benz Convertible Notes, as well as the decrease in the amounts of interest capitalized to Harken's Colombian exploration activity, as such activity during the second quarter of 2000 has decreased compared to the prior year period.

         During the second quarter of 2000, Harken repurchased a total of approximately $4.7 million face amount of European Convertible Notes for approximately $2.6 million cash plus transaction expenses. In connection with such repurchases, Harken has recorded $1,872,000 of extraordinary item gains during the quarter, which is net of a charge for related unamortized issuance costs.


For the six months ended June 30, 2000 compared with the corresponding prior period.


DOMESTIC OPERATIONS

         Gross domestic oil revenues increased 161% to $8,045,000 during the first six months of 2000 compared to $3,083,000 during the first six months of 1999 primarily due to the increase in average oil prices, which averaged $14.68 more per barrel during the first half of 2000 compared to the prior year period. Oil prices have continued to remain higher during the third quarter of 2000 compared to prices received during the same period of the prior year. Oil production volumes also increased 24% during the first six months of 2000 compared to the prior year period primarily due to the merger with XPLOR in August 1999.

         Gross domestic gas revenues increased 253% to $7,106,000 for the six months ended June 30, 2000 compared to $2,012,000 for the prior year period due primarily to the increase in gas production as a result of the merger with XPLOR in August 1999. In addition, the increased gas revenues were also due to the increase in average gas prices received during the second quarter of 2000, as Harken received an overall average price of $3.39 per mcf of gas production during the first six months of 2000 compared to $1.80 per mcf received during the first six months of 1999. Gas prices have continued to remain higher during the third quarter of 2000 compared to prices received during the same period of the prior year.

         Domestic oil and gas operating expenses increased 118% to $5,872,000 during the first six months of 2000 compared to $ 2,689,000 during the prior year primarily due to the increase in operating expenses from the above mentioned merger with XPLOR. Oil and gas operating expenses decreased as a percentage of related oil and gas revenues due primarily to the increase in oil and gas prices during the first half of 2000 compared to the prior year period. Harken is reviewing its existing domestic operations to identify specific properties for which operating expenses can be reduced.

COLOMBIAN OPERATIONS

         Middle American oil revenues increased 168% from $1,889,000 during the first six months of 1999 to $5,069,000 during the first six months of 2000 primarily due to the increase in oil prices, which averaged $21.85 per barrel during the first six months of 2000 compared to $10.44 during the first half of 1999. During the first six months of 2000, Harken's Colombian production operations consisted of production testing conducted on Harken's Bolivar and Alcaravan Association contract areas. In April 1999, Harken commenced pipeline transportation on its Palo Blanco flowline on the Alcaravan Association Contract area.

         Due to increased production, Middle American operating expenses have also increased from $513,000 during the first six months of 1999 to $1,096,000 for the first six months of 2000.

INTEREST AND OTHER INCOME

         Interest and other income decreased during the first half of 2000 compared to the prior year period due to Harken's usage of cash during 1999 for capital expenditures, and the October 1999 purchase of certain development finance interests for $20 million. Harken generated approximately $ 2,228,000 of interest income during the first six months of 1999, compared to approximately $665,000 of interest income during the first six months of 2000. Harken's cash balances, which include investments in short-term marketable debt securities, are expected to continue to decrease in 2000 as such funds are used to support Harken's capital expenditure plans. Harken intends to continue to pursue financing arrangements from various sources during 2000 and the decrease in existing cash balances and related interest income could be mitigated or offset if such efforts are successful.

OTHER COSTS AND EXPENSES

         General and administrative expenses increased to $5,711,000 during the first six months of 2000 compared to $4,367,000 during the first six months of 1999 primarily due to administrative expenses associated with Harken's growing Colombian production operations. In addition, Harken added minimal administrative expenses as a result of the increased operations relating to the August 1999 merger with XPLOR. Harken also continues to reduce general and administrative expenses by reducing staff.

         Depreciation and amortization expense increased to $6,142,000 during the first six months of 2000 compared to $2,887,000 during the prior year period consistent with the increased equivalent barrel production levels during the quarter and due to a downward revision in Harken's Colombia proved reserves as of June 30, 2000. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties. In addition, Harken's depreciation on other property has increased as a result of Harken's expanding operations.

         Interest expense and other decreased to $2,744,000 during the first six months of 2000 compared to $2,873,000 during the prior year period primarily due to the conversion and purchase of the Development Finance Agreements during 1999 and early 2000. Such decreases in interest expense were partially offset by the interest expense added from XPLOR and the Benz Convertible Notes, as well as the decrease in the amounts of interest capitalized to Harken's Colombian exploration activity, as such activity during the first six months of 2000 has decreased compared to the prior year period.

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

         During the second quarter of 2000, Harken repurchased a total of approximately $4.7 million face amount of European Convertible Notes for approximately $2.6 million cash plus transaction expenses. In connection with such repurchases, Harken has recorded $1,872,000 of extraordinary item gains during the quarter, which is net of a charge for related unamortized issuance costs.


                         LIQUIDITY AND CAPITAL RESOURCES

CAPITAL SOURCES

         Harken's working capital at June 30, 2000 was approximately $13.4 million, versus approximately $21.0 million at December 31, 1999. The decrease in cash and working capital during the first six months of 2000 resulted primarily from approximately $16.0 million of capital expenditures. Harken's operations generated approximately $3.2 million of cash flow during the first six months of 2000. Harken's cash resources at June 30, 2000 totaled approximately $14.1 million. Harken's remaining cash resources are available for its ongoing exploration, development and acquisition efforts both internationally and in North America.

         Harken's cash flows from operations have been enhanced by the current production tests at its Alcaravan and Bolivar Contract areas. In addition, beginning in December 1999 and May 2000, Harken is receiving Ecopetrol's working interest share of monthly Bolivar and Alcaravan Contract area production, respectively, as reimbursement for a portion of Ecopetrol's share of historical Contract area costs.

         In March 1999, Harken de Colombia, Ltd. filed an application with Ecopetrol for Ecopetrol's participation in the development of the Catalina field. In June 1999, Harken de Colombia, Ltd. filed an application with Ecopetrol for Ecopetrol's participation in the development of the Palo Blanco field. As of August 14, 2000, both applications are in process of being reviewed by Ecopetrol. Ecopetrol may elect to participate in the development of the fields or require Harken de Colombia, Ltd. to proceed on a sole-risk basis for its development plans. If Harken de Colombia, Ltd. proceeds on a sole-risk basis, it will be entitled to receive Ecopetrol's share of production after royalty, until Harken de Colombia, Ltd. has recovered 200% of its development costs, after which time Ecopetrol would receive its share of production.

         Effective August 11, 2000, certain Harken subsidiaries entered into a three year loan facility with Bank One Texas, N.A. ("Bank One"), which is secured by Harken's domestic oil and gas properties and a guaranty from Harken. The Bank One facility provides borrowings subject to a borrowing base (as defined by the Bank One facility) which was $22,000,000 at closing. Harken plans to immediately draw $10,500,000 under the Bank One facility to pay off the outstanding balance from the previous XPLOR loan facility, and plans to borrow additional amounts available under the Bank One facility as needed, particularly for acquisition or capital expenditure needs.

         During the third quarter of 1999, Harken announced the non-recourse project finance loan agreement facility with the International Finance Corporation ("IFC"), the private sector subsidiary of the World Bank Group. Loans under this facility were to be available for the development of the Bolivar Association Contract in Colombia. Currently, and as of June 30, 2000, Harken de Colombia, Ltd. and Harken do not meet certain of the provisions and financial covenants required in order to draw down funds under the project finance facility. As of August 14, 2000, no official modifications to the project finance facility have been made with IFC. The current plans for the development of the Bolivar Contract area call for further testing of the Laurel #1 well, with the installation of a new rod pump assembly to further test the Rosa Blanca formation in this well. If the test does not prove successful due to the damage in the Rosa Blanca formation, Harken plans to move up hole and test the La Luna formation, which was present in this well based on log analysis.

         Through August 14, 2000, Harken has closed private placements during 2000 totaling 13,070,300 shares of Harken common stock to institutional investors in exchange for $8.0 million cash plus certain Benz securities. Harken has assigned no value to the Benz securities.

         Harken continues to review its domestic oil and gas properties for non-strategic assets which can be negotiated for possible sale.


CAPITAL COMMITMENTS

         Harken's primary need for capital is to fund its planned exploration and development efforts domestically as well as in Colombia and Costa Rica. Harken anticipates worldwide capital expenditures will total approximately $32 million during 2000, and plans to seek joint venture partner participation to fund a portion of the cost for all of its significant exploration projects, particularly its Costa Rican operations. Harken believes that it will have sufficient cash resources to fund all of its planned capital expenditures during 2000. In addition, Harken intends to continue to pursue North American and international acquisition opportunities and plans to fund such acquisitions, if any are consummated, through a combination of cash on hand, issuances of debt or equity securities.

         Harken anticipates that full development of its Middle American reserves will take several years and will also require extensive production facilities, transportation flowlines and development activity which will require significant additional capital expenditures. The ultimate amount of such expenditures cannot be presently predicted.

         Harken is currently constructing a Bolivar Contract area flowline which will be completed over the next few months. Harken will continue to truck 100% of daily Catalina field production while the flowline is being installed. Harken had earlier planned to construct the flowline during late 1999 or early 2000, but decided to delay the actual construction of the flowline following the initial results of the Laurel #1 well.

         Terms of each of the Association Contracts entered into between Harken de Colombia, Ltd. and Ecopetrol commit Harken to perform certain activities in Colombia in accordance with a prescribed timetable. Failure by Harken to perform these activities as required could result in Harken losing its rights under the particular Association Contract, which could potentially have a material adverse effect on Harken's business. Certain of the required activities are currently being discussed and negotiated with Ecopetrol, which could impact the timing and amount of capital expenditures to be required during 2000 and 2001.

         Related to Harken's Costa Rica operations, under the terms of the agreement between Harken and MKJ Xploration, Inc. ("MKJ"), Harken paid $4.2 million to MKJ during the second quarter of 2000 to purchase its share of the Costa Rica Contract rights from MKJ after an agreement and approval of the assignment was granted by the Republic of Costa Rica. Additionally, up to $8 million may be committed by Harken over the next two years to fund the initial minimum work program obligations under the proposed Costa Rica Contract. Harken is currently seeking joint venture partner participation to share in the work program expenditures required by the Costa Rica Contract.

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

         In April and June 2000, Harken repurchased European Notes with a total face amount of $3,789,000 from holders in exchange for cash of approximately $2,578,000 plus transaction expenses. Harken continues to consider additional transactions with the European Note holders whereby Harken may retire additional Notes in exchange for shares of Harken common stock, cash or other consideration.

         On December 30, 1999, Harken issued the Benz Convertible Notes in exchange for certain prospects acquired from Benz. See "Notes to Consolidated Condensed Financial Statements, Note 2 - Mergers and Acquisitions" for further discussion of the acquisition of the Benz Prospects. The Benz Convertible Notes mature May 26, 2003 and bear interest at 5% per annum, payable semi-annually in May and November of each year to maturity or until the Benz Convertible Notes are converted. Such Benz Convertible Notes are convertible into shares of Harken common stock at a conversion price of $6.50 per share, subject to adjustment in certain circumstances (the "Benz Notes Conversion Price"). For a detailed discussion of the

Benz Convertible Notes see "Notes to Consolidated Condensed Financial Statements, Note 8 -- Convertible Notes Payable".

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

         Harken has accrued approximately $6.1 million at June 30, 2000 relating to operational or regulatory liabilities related to Harken's North American operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in significant loss exposure to Harken. See part II. Item 1. Legal Proceedings.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The information contained in item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7a in Harken's Annual Report on Form 10-K for the year ended December 31, 1999, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Item 1 of this Form 10-Q.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         In September 1997, Harken Exploration Company, a wholly-owned subsidiary of Harken, was served with a lawsuit filed in U.S. District Court for the Northern District of Texas, Amarillo Division, styled D. E. Rice and Karen Rice, as Trustees for the Rice Family Living Trust ("Rice") vs. Harken Exploration Company. In the lawsuit, Rice alleges damages resulting from Harken Exploration Company's alleged spills on Rice's property and has claimed that the Oil Pollution Act ("OPA") should be applied in this circumstance. Harken believes that this position as well as the lawsuit in total is wholly without merit. In October 1999, the trial court granted Harken's Motion for Summary Judgment that the OPA did not apply and dismissed the Rice claim under it. Rice has appealed the trial court's summary judgement to the U.S. Fifth Circuit Court of Appeals. The appeal is not expected to be heard before the third quarter of 2000. In Harken management's opinion, the results of the lawsuit and appeal will not have a material adverse effect on Harken's financial position.

         Search Acquisition Corp. ("Search Acquisition"), a wholly-owned subsidiary of Harken, is a defendant in a lawsuit filed by Petrochemical Corporation of America and Lorken Investments Corporation (together, "Petrochemical"). This lawsuit arises out of Petrochemical's attempt to enforce a judgement entered in 1993 against a group of twenty limited partnerships known as the "Odyssey limited partnerships." Petrochemical claims that Search Exploration, Inc. is liable for payment of the judgement as the successor-in-interest to eight Odyssey limited partnerships. Search Acquisition was the surviving corporation in the 1995 merger with Search Exploration, Inc. On February 28, 1996, the court granted Search Acquisition's motion for summary judgment. On July 3, 1998, the Fifth District Court of Appeals for the State of Texas reversed the trial court's summary judgment and remanded the case to the trial court. It is estimated that this trial will take place in the second quarter of 2001. Although the ultimate outcome of this litigation is uncertain, Harken believes that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken's financial condition.

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

         During the second quarter of 2000, Harken Costa Rica Holdings, LLC was notified of a constitutional challenge raised against the Costa Rican government's awarding of the concession contract to MKJ Xploration, Inc. which was subsequently assigned to Harken Costa Rica Holdings, LLC. The challenge was raised by several local environmental groups in Costa Rica alleging that the Costa Rican government had violated the rights of the citizens of Costa Rica under the Costa Rica constitution. Specifically, the plaintiffs allege that the governmental agency that awarded the concession didn't give sufficient prior notice to the community and ask that the concession be declared null and void. Harken Costa Rica Holdings, LLC is not a party to the litigation. Management believes that the plaintiffs' claims are groundless; no assurances can be made, however, as to the outcome of the litigation or that the litigation will not have a material adverse effect on the Company's business.

         On August 3, 2000, Harken was served with a lawsuit initiated by Melvyn
I. Weiss styled Melvyn I. Weiss vs. Harken Energy Corporation, C.A. No. 18182NC, pending in the Court of Chancery of the State of Delaware in and for New Castle County. In this lawsuit, the plaintiff, Melvyn I. Weiss, a stockholder of Harken, seeks to inspect Harken's corporate records as they relate to actions taken with respect to the EnCap Development Finance Agreement. Management believes that any liability to Harken as a result of this litigation will not have a material adverse affect on Harken's financial condition; no assurances can be made, however, that the litigation will not have a material adverse effect.

         Harken and its subsidiaries currently are involved in various other lawsuits and other contingencies, which in management's opinion, will not have a material adverse effect on Harken's financial position.


Item 4. Submission of Matters to a Vote of Security Holders

         The Company's annual meeting was held on June 13, 3000, at which three Class A directors were elected. The nominees for director were Messrs. Mikel D. Faulkner, Bruce N. Huff and Gary R. Petersen. Mr. Faulkner received 132,566,757 votes for and 5,523,629 votes against or withheld. Mr. Huff received 132,566,757 votes for and 5,523,629 votes against or withheld. Mr. Petersen received 132,566,757 votes for and 5,523,629 votes against or withheld.


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

                  3.6 Amendment to the Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.6 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 0-9207 and incorporated by reference herein).

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

                  4.6 Rights Agreement, dated as of April 6, 1999, by and between Harken Energy Corporation And ChaseMellon Shareholder Services L.L.C., as Rights Agent (filed as Exhibit 4 to Harken's Current Report on Form 8-K dated April 7, 1999, File No. 0-9207, and incorporated by reference herein).

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

                 *23       Consent of Gaffney, Cline & Associates, Inc.

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






                                        Harken Energy Corporation
                                   ------------------------------------
                                               (Registrant)





Date:  August  14, 2000            By: /s/ Anna M. Williams
     --------------------             ---------------------
                                      Senior Vice President
                                      and Chief Financial Officer

                              INDEX TO EXHIBITS



          EXHIBIT
          NUMBER              DESCRIPTION
          -------             -----------
            23        Consent of Gaffney, Cline & Associates, Inc.

            27        Financial Data Schedule