Form 10-Q
period 2000-09-30
HARKEN ENERGY CORP
filed 2000-11-06
CIK 313478

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

       The number of shares of Common Stock, par value $0.01 per share, outstanding as of November 1, 2000 was 176,782,809.

                            HARKEN ENERGY CORPORATION
                            INDEX TO QUARTERLY REPORT
                               SEPTEMBER 30, 2000



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

                          PART I- FINANCIAL INFORMATION

                   ITEM 1. CONDENSED FINANCIAL STATEMENTS

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)


                                                                     DECEMBER 31,       SEPTEMBER 30,
                                                                         1999               2000
                                                                     -------------      -------------
                                                                      (RESTATED)
     ASSETS
Current Assets:
   Cash and temporary investments                                    $  25,612,000      $  26,844,000
   Accounts and notes receivable, net                                    5,312,000          7,104,000
   Related party notes receivable                                          466,000            426,000
   Prepaid expenses and other current assets                               788,000            868,000
                                                                     -------------      -------------
        Total Current Assets                                            32,178,000         35,242,000

Property and Equipment, net                                            256,133,000        267,242,000

Other Assets, net                                                       10,474,000          8,509,000
                                                                     -------------      -------------
                                                                     $ 298,785,000      $ 310,993,000
                                                                     =============      =============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Trade payables                                                    $   2,981,000      $   1,432,000
   Accrued liabilities and other                                         7,052,000         10,308,000
   Joint owner advances                                                    640,000          3,540,000
   Revenues and royalties payable                                          529,000          1,527,000
                                                                     -------------      -------------
        Total Current Liabilities                                       11,202,000         16,807,000

Convertible Notes Payable                                               95,869,000         75,571,000

Bank Credit Facilities                                                  10,500,000         10,537,000

Development Finance Obligation                                           1,302,000                 --

Other Long-Term Obligations                                              5,078,000          5,094,000

Commitments and Contingencies (Note 15)

Stockholders' Equity:
   Preferred stock, $1.00 par value, 240,000 shares authorized;
     160,565 shares issuable as of September 30, 2000                           --            161,000
   Common stock, $0.01 par value; 225,000,000 shares authorized;
     155,707,548 and 179,152,110 shares issued, respectively             1,557,000          1,792,000
   Additional paid-in capital                                          349,236,000        373,467,000
   Retained deficit and other comprehensive income                    (171,443,000)      (167,920,000)
   Treasury stock, at cost, 2,153,000 shares held                       (4,516,000)        (4,516,000)
                                                                     -------------      -------------
        Total Stockholders' Equity                                     174,834,000        202,984,000
                                                                     -------------      -------------
                                                                     $ 298,785,000      $ 310,993,000
                                                                     =============      =============

           The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                           ------------------------------    ------------------------------
                                                               1999             2000             1999             2000
                                                           -------------    -------------    -------------    -------------
                                                            (RESTATED)                        (RESTATED)
Revenues:
  Oil and gas operations                                   $   5,701,000    $  11,398,000    $  12,891,000    $  32,072,000
  Interest and other income                                      886,000          194,000        3,132,000          869,000
                                                           -------------    -------------    -------------    -------------
                                                               6,587,000       11,592,000       16,023,000       32,941,000
                                                           -------------    -------------    -------------    -------------

Costs and Expenses:
  Oil and gas operating expenses                               2,301,000        3,688,000        5,503,000       10,656,000
  General and administrative expenses, net                     2,390,000        3,009,000        6,757,000        8,720,000
  Depreciation and amortization                                1,533,000        3,124,000        4,420,000        9,266,000
  Interest expense and other, net                              1,990,000        1,242,000        4,863,000        3,986,000
  Charge for European Note conversion                                 --               --               --        2,068,000
                                                           -------------    -------------    -------------    -------------
                                                               8,214,000       11,063,000       21,543,000       34,696,000
                                                           -------------    -------------    -------------    -------------

         Income (loss) before income taxes                 $  (1,627,000)   $     529,000    $  (5,520,000)   $  (1,755,000)

Income tax expense                                                24,000           15,000           24,000           45,000
                                                           -------------    -------------    -------------    -------------

         Income (loss) before extraordinary items          $  (1,651,000)   $     514,000    $  (5,544,000)   $  (1,800,000)

Extraordinary item-charge for reduction of
  unamortized issuance costs                                          --               --         (589,000)          (7,000)
Extraordinary item-gain on repurchase of
  European Notes                                                      --        3,523,000               --        5,395,000
                                                           -------------    -------------    -------------    -------------

         Net income (loss)                                 $  (1,651,000)   $   4,037,000    $  (6,133,000)   $   3,588,000
                                                           =============    =============    =============    =============

Accretion/dividends related to preferred stock                        --          (65,000)      (8,427,000)         (65,000)
                                                           -------------    -------------    -------------    -------------

         Net income (loss) attributed to common stock      $  (1,651,000)   $   3,972,000    $ (14,560,000)   $   3,523,000
                                                           =============    =============    =============    =============

Income (loss) per common share:
 Basic income (loss) before extraordinary item             $       (0.01)   $        0.00    $       (0.10)   $       (0.01)
  Extraordinary item-charge for reduction of
          unamortized issuance costs                                  --               --            (0.00)           (0.00)
  Extraordinary item-gain on repurchase of
          European Notes                                              --             0.02               --             0.03
                                                           -------------    -------------    -------------    -------------
  Basic income (loss) per common share                     $       (0.01)   $        0.02    $       (0.10)   $        0.02
                                                           =============    =============    =============    =============
  Weighted average shares outstanding                        150,297,158      176,710,026      140,972,170      168,200,857
                                                           =============    =============    =============    =============


  Diluted income (loss) before extraordinary item          $       (0.01)   $        0.00    $       (0.10)   $       (0.01)
  Extraordinary item-charge for reduction of
          unamortized issuance costs                                  --               --            (0.00)           (0.00)
  Extraordinary item-gain on repurchase of
          European Notes                                              --             0.02               --             0.03
                                                           -------------    -------------    -------------    -------------
  Diluted income (loss) per common share                   $       (0.01)   $        0.02    $       (0.10)   $        0.02
                                                           =============    =============    =============    =============
  Weighted average shares outstanding                        150,297,158      176,710,026      140,972,170      168,200,857
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

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                                        ADDITIONAL
                                                        PREFERRED         COMMON          PAID-IN         TREASURY
                                                          STOCK            STOCK          CAPITAL           STOCK
                                                      -------------    -------------   -------------    -------------

Balance, December 31, 1998                            $      15,000    $   1,348,000   $ 327,498,000    $  (2,552,000)

  Issuances of common stock, net                                 --          101,000      20,566,000               --

  Conversions of Development Finance
     Obligation                                                  --          108,000      21,999,000               --

  Accretion of preferred stock                                   --               --       8,427,000               --

  Treasury shares purchased                                      --               --              --       (1,964,000)

  Redemption of preferred stock                             (15,000)              --     (25,269,000)              --

  Settlement of property purchase
     acquisition                                                 --               --      (3,985,000)              --

  Comprehensive income (loss):
     Net loss (restated)                                         --               --              --               --
          Total comprehensive loss (restated)
                                                      -------------    -------------   -------------    -------------
Balance, December 31, 1999 (restated)                            --        1,557,000     349,236,000       (4,516,000)

  Issuances of common stock, net                                 --          166,000      14,739,000               --

  Issuance of preferred stock, net                          161,000               --       7,367,000               --

  Preferred stock dividends                                      --               --              --               --

  Repurchase of Benz Convertible Notes                           --               --         639,000               --

  Conversions of Development Finance
     Obligation                                                  --           69,000       1,486,000               --

  Comprehensive income:
     Net income                                                  --               --              --               --
          Total comprehensive income
                                                      -------------    -------------   -------------    -------------
Balance, September 30, 2000                           $     161,000    $   1,792,000   $ 373,467,000    $  (4,516,000)
                                                      =============    =============   =============    =============


                                                                                   ACCUMULATED
                                                                                      OTHER
                                                                   RETAINED       COMPREHENSIVE
                                                                    DEFICIT       INCOME (LOSS)       TOTAL
                                                                 -------------    -------------   -------------

Balance, December 31, 1998                                       $(150,305,000)   $     134,000   $ 176,138,000

  Issuances of common stock, net                                            --               --      20,667,000

  Conversions of Development Finance
     Obligation                                                             --               --      22,107,000

  Accretion of preferred stock                                      (8,427,000)              --              --

  Treasury shares purchased                                                 --               --      (1,964,000)

  Redemption of preferred stock                                             --               --     (25,284,000)

  Settlement of property purchase
     acquisition                                                            --               --      (3,985,000)

  Comprehensive income (loss):
     Net loss (restated)                                           (12,845,000)              --
          Total comprehensive loss (restated)                                                       (12,845,000)
                                                                 -------------    -------------   -------------
Balance, December 31, 1999 (restated)                              (71,577,000)         134,000      174,834,000

  Issuances of common stock, net                                            --               --      14,905,000

  Issuance of preferred stock, net                                          --               --       7,528,000

  Preferred stock dividends                                            (65,000)              --         (65,000)

  Repurchase of Benz Convertible Notes                                      --               --         639,000

  Conversions of Development Finance
     Obligation                                                             --               --       1,555,000

  Comprehensive income:
     Net income                                                      3,588,000               --
          Total comprehensive income
                                                                 -------------    -------------   -------------
Balance, September 30, 2000                                      $(168,054,000)   $     134,000   $ 202,984,000
                                                                 =============    =============   =============






           The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    --------------------------------
                                                                                        1999                2000
                                                                                    -------------      -------------
                                                                                      (RESTATED)
Cash flows from operating activities:
   Net income (loss)                                                                $  (6,133,000)     $   3,588,000
     Adjustment to reconcile net loss to net cash
       provided by operating activities:
       Depreciation and amortization                                                    4,420,000          9,266,000
       Amortization of issuance costs                                                     595,000          1,084,000
       Charge for European Note conversion                                                     --          2,068,000
       Extraordinary items                                                                589,000         (5,388,000)
       Gain on sale of assets                                                                  --             (9,000)

   Change in assets and liabilities:
       Increase in accounts receivable and other assets                                  (604,000)        (2,075,000)
       Increase (decrease) in trade payables and other                                (14,256,000)         5,062,000
                                                                                    -------------      -------------
          Net cash provided by (used in) operating activities                         (15,389,000)        13,596,000
                                                                                    -------------      -------------

Cash flows from investing activities:
   Cash received from acquired subsidiary                                                 261,000                 --
   Proceeds from sales of assets                                                        2,222,000          2,627,000
   Proceeds from collection of notes receivable                                            98,000                 --
   Capital expenditures                                                               (37,169,000)       (22,198,000)
                                                                                    -------------      -------------
          Net cash used in investing activities                                       (34,588,000)       (19,571,000)
                                                                                    -------------      -------------

Cash flows from financing activities:
   Proceeds from issuances of common stock,
     net of issuance costs                                                                 47,000          7,772,000
   Proceeds from issuance of preferred stock,
     net of issuance costs                                                                     --          7,528,000
   Repayments of notes payable and long-term obligations                               (3,750,000)        (8,093,000)
   Redemption of preferred stock                                                      (25,284,000)                --
   Purchase of treasury stock                                                            (960,000)                --
                                                                                    -------------      -------------
          Net cash provided by (used in) financing activities                         (29,947,000)         7,207,000
                                                                                    -------------      -------------

Net increase (decrease) in cash and temporary investments                             (79,924,000)         1,232,000
Cash and temporary investments at beginning of period                                 141,545,000         25,612,000
                                                                                    -------------      -------------
Cash and temporary investments at end of period                                     $  61,621,000      $  26,844,000
                                                                                    =============      =============

   Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                       $   2,233,000      $   2,903,000
     Income taxes                                                                   $          --      $          --


           The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 2000
                                   (Unaudited)


(1)      MANAGEMENT'S REPRESENTATIONS

         In the opinion of Harken Energy Corporation ("Harken"), the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 1999 and September 30, 2000 and the results of its operations and changes in its cash flows for all periods presented as of September 30, 1999 and 2000. These adjustments represent normal recurring items.

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

         The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

(3)      MARKETABLE SECURITIES

         Included within cash and temporary investments at December 31, 1999 and September 30, 2000 are certain investments in marketable debt securities having maturities of sixty days or less. The cost of such marketable debt securities totaled $18,459,000 and $10,581,000 as of December 31, 1999 and September 30, 2000, respectively, with cost approximating fair value. Harken management determines the appropriate classification of such debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Such debt and equity securities are classified as held-to-maturity as Harken has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. Harken holds no securities which are classified as available-for-sale or trading. Harken includes in cash and temporary investments other cash and cash equivalent amounts in addition to the above marketable debt securities.

         In addition, at September 30, 2000, Harken held an investment in 68,108 shares of Benz preferred stock, but has reflected no carrying value for those shares.

(4)      PROPERTY AND EQUIPMENT

         A summary of property and equipment follows:


                                                    December 31,      September 30,
                                                        1999               2000
                                                   -------------      -------------
                                                    (restated)
Unevaluated oil and gas properties:

     Unevaluated Colombian properties              $  44,767,000      $  35,933,000
     Unevaluated Costa Rican properties                2,037,000          6,780,000
     Unevaluated domestic properties                  17,111,000         18,258,000

Evaluated oil and gas properties:

     Evaluated Colombian properties                  121,351,000        136,223,000
     Evaluated domestic properties                   131,159,000        138,473,000
Facilities, gas plants and other property             21,320,000         22,397,000
Less accumulated depreciation and amortization       (81,612,000)       (90,822,000)
                                                   -------------      -------------
                                                   $ 256,133,000      $ 267,242,000
                                                   =============      =============


(5)      MIDDLE AMERICAN OPERATIONS

         Colombian Operations -- Harken's Colombian operations are conducted through its wholly-owned subsidiary Harken de Colombia, Ltd. Harken holds five exclusive Colombian Association Contracts with Empresa Colombiana de Petroleos ("Ecopetrol"). Information about these contracts is set forth below:


                                                                                                ACREAGE AS OF
                                                                                                SEPTEMBER 30,
                NAME              AWARD YEAR                    LOCATION                            2000
           -----------------    ---------------     -------------------------------------     ------------------
           Alcaravan                 1992           Llanos Basin, Eastern Colombia                      102,000

           Bocachico                 1994           Middle Madalena Valley, Central                     192,000
                                                    Colombia

           Cambulos                  1995           Middle Madalena Valley, Central                      41,000
                                                    Colombia

           Bolivar                   1996           Middle Madalena Valley, Central                     250,000
                                                    Colombia

           Los Olmos                 1998           Lower Magdalena Valley, Northern                    374,000
                                                    Colombia.
                                                                                              -----------------
                                                                                                        959,000
                                                                                              =================

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

         Reimbursement by Ecopetrol to Harken may either be in cash, or through allowing its share of production to apply to Harken's cost recovery. During the last part of 1999, Harken began receiving Ecopetrol's working interest share of monthly Bolivar Contract area production as nonrefundable reimbursement for a portion of Ecopetrol's share of certain historical Bolivar Contract area costs. Harken similarly began receiving Ecopetrol's working interest share of monthly Alcaravan area production in May 2000. Harken has reflected such nonrefundable reimbursement production as revenues during 1999 and 2000.

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

         Harken has completed all of the work requirements of the first five years of the Alcaravan Contract. During September 1999, Ecopetrol granted a six-month extension until March 31, 2000 to Harken for drilling the well required in the sixth year of the Alcaravan Contract. In February 2000, Harken was granted by Ecopetrol a further extension until January 31, 2001 to drill this sixth year well of the Alcaravan Contract. Harken currently plans to begin drilling this development well on the Alcaravan Contract area acreage in January 2001. Effective December 29, 1999, Ecopetrol accepted Harken's relinquishment of 52% of the Alcaravan Contract Area as required under the Alcaravan Contract. Harken has retained the acreage covering those structure areas associated with the Palo Blanco and Anteojos discoveries. Accordingly, the acreage relinquishment had no effect on Harken's Colombian proved reserves.

         Harken has fulfilled all of the work requirements for the first four years of the Bocachico Contract. The work requirements for the fifth year required Harken to drill one exploratory well by May 6, 1999, and the sixth year work obligation required an additional exploratory well to be drilled by March 6, 2000. Harken has not drilled the fifth year or sixth year exploratory wells, and Harken does not currently have any plans to drill a well on the Bocachico Contract area acreage during 2000. During May 2000, Ecopetrol granted an extension until December 7, 2000 to Harken for the drilling of the exploratory well required in the fifth year of the Bocachico Contract and waived the sixth year well obligation. Harken continues to negotiate with Ecopetrol regarding the remaining future well obligation and Ecopetrol has accepted the transfer of the fifth year well obligation to another Association Contract to be identified by Harken prior to the December 7, 2000 date. Such negotiations also include a proposal to relinquish all but approximately 58,000 acres of Bocachico Contract area acreage, although Harken's proposal to Ecopetrol includes retaining the structure area associated with the Rio Negro Prospect. Harken has no proved reserves associated with the Bocachico Contract. Such proposed acreage relinquishments represent 70% of the original Bocachico Contract area acreage.

         The Cambulos Contract originally required that the Cambulos Contract acreage be reduced to 173,000 acres at the end of the second contract year, but in May 1998, Ecopetrol agreed to defer relinquishment of the acreage in exchange for Harken drilling two exploratory wells within the third contract year. During May 1999, Harken received approval from Ecopetrol to allow for the additional well depth drilled during the Islero #1 well to substitute for the obligation to drill a second exploratory well within the third contract year. During September 1999, Ecopetrol conditionally granted a six month extension from November 1999 until May 16, 2000 to Harken for the drilling of the exploratory well required in the fourth year of the Cambulos Contract. In May 2000, Harken relinquished all but approximately 41,000 of its Cambulos acreage and has negotiated with Ecopetrol for the drilling of an exploratory well on the Delta prospect on the Cambulos Contract area before December 31, 2000. This acreage relinquishment represents 86% of the original Cambulos Contract area acreage. Such relinquishment did not affect Harken's proved reserves and Harken has no proved reserves associated with the Cambulos Contract area. Harken plans to drill the Manatial #1 well during the fourth quarter of 2000 in order to satisfy the fourth year obligation and prior to Harken determining whether it intends to extend the Cambulos Contract into the fifth contract year.

         Harken has completed all of the work requirements of the first four years of the Bolivar Contract, and has committed to the fifth year work requirements which require Harken to drill an additional well prior to July 2001.

         During the first two years of the Los Olmos Contract, and before May 24, 2000, Harken was required to reprocess at least 500 kilometers of existing seismic data and acquire at least 120 kilometers of new seismic data and 2,000 kilometers of aeromagnetic data, and prepare an engineering study of the contract areas. Harken is currently in negotiations with Ecopetrol which could result in delaying the above work requirements or modifying certain of the seismic obligations required under the Los Olmos Contract. Harken expects to perform work requirements for the Los Olmos Contract during the first quarter of 2001.

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

         In September 2000, the Constitutional Chamber of the Supreme Court in Costa Rica made a preliminary vote, subject to a final judgment from the Court, that would challenge the original bid award of the Costa Rica concession to MKJ. The relief was sought by the indigenous people of the concession region who maintain that they were not adequately consulted by the government prior to offering the exploration acreage for tender. The preliminary vote attempts to set aside the original award and requires the Costa Rican Ministry of Environment and Energy ("MINAE") to consult with the indigenous groups regarding its activities and impose certain other requirements upon MINAE. Harken has already filed a motion for relief citing lack of judicial due process in the action, and plans to vigorously defend its rights in the project.

(6)      BANK CREDIT FACILITY OBLIGATIONS

         A summary of long-term bank obligations follows:


                                            December 31,    September 30,
                                               1999             2000
                                            -----------     -------------
Subsidiary notes payable to bank (A)        $10,500,000     $  10,537,000

Subsidiary project finance facility (B)              --                --
                                            -----------     -------------
                                             10,500,000        10,537,000
Less: Current portion                                --                --
                                            -----------     -------------
                                            $10,500,000     $  10,537,000
                                            ===========     =============

(A) XPLOR, a wholly-owned subsidiary of Harken, had a three-year loan facility with Christiania og Kreditkasse ("Christiania") which was solely secured by the oil and gas properties and subsidiaries of XPLOR. The Christiania facility provided for interest based on the Short-term Interbank Offered Rates ("LIBOR") plus a margin of 1.125% to 1.875%, payable at the underlying LIBOR maturities or lender's prime rate plus 0.25% and provided for a commitment fee of 0.375% on the unused amount.

                  On August 11, 2000, certain Harken subsidiaries, including XPLOR, entered into a new three year loan facility with Bank One Texas, N.A. ("Bank One") which is secured by certain of Harken's domestic oil and gas properties and a guaranty from Harken. The Bank One facility provides borrowings limited by a borrowing base (as defined by the Bank One facility) which was $22,000,000 at closing. The Bank One facility provides for interest based on the LIBOR plus a margin of 2.350% (8.97% as of September 30, 2000), payable at the underlying LIBOR maturities or lender's prime rate, and provides for a commitment fee of 0.375 % on the unused amount. At September 30, 2000 Harken has $10,537,000 outstanding pursuant to the facility.

(B) Effective September 1, 1999, Harken de Colombia, Ltd. entered into a project finance loan agreement with the International Finance Corporation ("IFC") to be utilized in the development of the Bolivar Association Contract block in Colombia ("the Project"). As of November 6, 2000, no borrowings have been drawn down by Harken de Colombia, Ltd. under the facility. Harken has incurred approximately $1,174,000 of issuance costs associated with the project finance facility and such costs are being amortized over the term of the facility.

                  The project finance facility consists of an A Loan of $20,000,000, a syndicated B loan of $25,000,000 and a C Loan of $10,000,000. The A and B Loans will bear interest at LIBOR plus a margin of 3.50% and will be repayable in equal semi-annual installments beginning one year after initial disbursement of funds and continuing for five years. The syndicated B Loan was jointly arranged by Dresdner Kleinwort Benson, and fully underwritten by Dresdner Bank Lateinamerika AG ("Dresdner"). The C Loan will bear interest at LIBOR with a quasi-equity income participation and is repayable in full at the end of the sixth year of maturity. The C Loan will be convertible into Harken common stock under certain conditions at a conversion price of $3.00 per share. All loans are extendable for up to two years from the initial term if certain Project performance conditions are achieved. All loans will be secured by the Project. Funding under the facility is subject to certain conditions, including Harken maintaining certain capital commitments to Harken de Colombia, Ltd. to be dedicated to the Project.

                  In August 2000, Harken received notice from IFC that Dresdner had elected to cancel its participation in and underwriting of the syndicated B Loan. IFC has retained its rights with respect to the A and C Loans.

                  Harken has begun negotiations with IFC regarding certain aspects of the Project in light of current Bolivar production information and considering the inclusion of Harken's Palo Blanco development on the Alcaravan Association Contract as part of the Project. Currently, and as of September 30, 2000, Harken de Colombia, Ltd. and Harken do not meet certain of the provisions and financial covenants required in order to draw down funds under the project finance facility. As of November 6, 2000, no official modifications to the project finance facility have been made with IFC.


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

         In March 1998, Harken received directly an additional $3 million pursuant to a Development Finance Agreement with Faisal Finance, which later assigned its rights to an affiliate, Crescent International, Ltd. ("Crescent"), which contains terms substantially identical to the EnCap Development Finance Agreement, including conversion provisions which began in March 1999. In exchange, Crescent received the right to receive future payments from Harken equal to 0.6% of the net profits that Harken de Colombia, Ltd. may have derived from the sale of oil and gas produced from each of the three prospects discussed above pursuant to the EnCap Development Finance Agreement if the planned drilling on the prospect was successful.

         Pursuant to the European Development Finance Agreement, the European Investors, Crescent and Harken each had the right to convert the interest into shares of common stock of Harken pursuant to conversion rights terms identical to those terms related to the EnCap Development Finance Agreement, for a period of two years beginning in December 1998. Pursuant to the European Development Finance Agreements, the European Investors, including Crescent, are entitled to Deficiency Shares of Harken common stock in the event of a conversion to the extent that the Investors do not, under certain circumstances, realize the Invested Amount from the sale of Harken common stock issued at conversion.

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

         Also, in April 1999, Harken received notice from Crescent that it had elected to exercise its option to convert a two-thirds portion of its Interest into shares of Harken common stock. Pursuant to the Development Finance Agreement with Crescent, Crescent received 1,316,829 shares of Harken common stock. In February 2000, Harken entered into an agreement with Crescent whereby Harken issued 1,457,390 shares of Harken common stock to Crescent as full settlement for any additional shares payable to Crescent related to its April 1999 conversion of its Interest. In March 2000, Harken received notice from Crescent that it had elected to exercise its option to convert the remaining portion of its Interest into shares of Harken common stock. Pursuant to the Development Finance Agreement with Crescent, Crescent was issued 1,282,741 shares of Harken common stock. Harken continues to be committed to provide potential additional

Deficiency Shares of Harken common stock to Crescent related to the sale of these shares issued.

         Accounting for Development Finance Agreements - At December 31, 1999, Harken accounted for the remaining Development Finance Agreement Invested Amount, including the accrued 15% per annum increase, as a long-term obligation, as such Invested Amount is payable to Crescent should Crescent elect to convert their Institutional Participation into shares of Harken common stock. The 15% per annum increase in the Invested Amount, plus the amortization of the issuance costs associated with the Development Finance Agreements, is reflected as Interest Expense and Other, net of amounts capitalized, in the accompanying consolidated statements of operations. Harken records as Interest Expense and Other the fair value of the obligation to issue Deficiency Shares related to conversions of Development Finance Agreements at the time they are converted. In addition, Harken reflected Interest Expense and Other during the fourth quarter of 1999 and first quarter of 2000 for the additional value related to the November 1999 agreement with the European Investors and the February 2000 agreement with Crescent, respectively. As Institutional Participation is converted into shares of Harken common stock, a pro-rata portion of the unamortized issuance costs associated with the Development Finance Agreements has been charged to income as an extraordinary item.



(8)      CONVERTIBLE NOTES PAYABLE

 A summary of convertible notes payable is as follows:


                            December 31,     September 30,
                               1999               2000
                           -------------     -------------
5% European Notes          $  85,000,000     $  65,510,000

Benz Convertible Notes        10,869,000        10,061,000
                           -------------     -------------
                              95,869,000        75,571,000
Less: Current portion                 --                --
                           -------------     -------------
                           $  95,869,000     $  75,571,000
                           =============     =============

         5% European Notes -- On May 26, 1998, Harken issued to qualified purchasers a total of $85 million in 5% Senior Convertible Notes (the "5% European Notes") which mature on May 26, 2003. Interest incurred on these notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are converted. Such 5% European Notes are convertible into shares of Harken common stock at an initial conversion price of $6.50 per share, subject to adjustment in certain circumstances ("the 5% European Note Conversion Price"). Other than the February 2000 transaction discussed below, none of the bondholders have exercised their conversion option as of November 6, 2000.

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

         During the second quarter of 2000, Harken repurchased European Notes in the face amount of $4,680,000 from certain holders in exchange for cash of approximately $2,574,000 plus transaction expenses. During the third quarter of 2000, Harken repurchased European Notes in the face amount of $8,810,000 from certain holders in exchange for cash of approximately $4,952,000 plus transaction expenses. Subsequent to September 30, 2000 and through November 6, 2000, Harken has repurchased additional European Notes in the face amount of $2,930,000 from certain holders in exchange for cash of approximately $1,630,000 plus transaction expenses. Harken has reflected an extraordinary item gain from the cash purchase of outstanding European Notes in the accompanying consolidated condensed statements of operations.

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

         In March 2000, Harken and Benz entered into an agreement whereby Harken prepaid the approximately $243,000 interest payment due May 26, 2000 on the Benz Convertible Notes and repurchased Benz Convertible Notes having a face amount of $1,125,000 for $375,000 cash. In addition, the May 26, 2003 maturity date for certain of the Benz Convertible Notes was extended to November 26, 2003. No gain was recorded on this transaction due to the related party relationship that existed between Harken and Benz at the time of this transaction.

         Harken has reflected the Benz Convertible Notes on its consolidated balance sheet at the fair value of the Notes on the Closing date. The difference between the fair value and the face amount of the Benz Convertible Notes outstanding will be accreted into interest expense over the term of the notes.


(9)      STOCKHOLDERS' EQUITY

         Common Stock -- Harken currently has authorized 225,000,000 shares of $.01 par common stock. At December 31, 1999 and September 30, 2000, Harken had issued 155,707,548 shares and 179,152,110 shares, respectively.

         Treasury Stock -- At December 31, 1999 and September 30, 2000, Harken held 2,153,000 shares of Harken common stock purchased in the open market at a cost of $4,516,000. Subsequent to September 30, 2000, and as of November 6, 2000, Harken has purchased an additional 627,500 shares of Harken common stock at a cost of $341,000.

         Issuance of Convertible Notes Payable -- In May 1998, Harken issued to qualified purchasers a total of $85 million in 5% European Notes which mature on May 26, 2003. In February 2000, Harken entered into an agreement with a holder of the European Notes where the holder exchanged Notes in the face amount of $6,000,000, plus accrued interest, for 3,000,000 shares of Harken common stock.

         On December 30, 1999 (the "Closing Date"), Harken issued the Benz Convertible Notes in exchange for certain prospects acquired from Benz. (See Notes 2 and 8 - Mergers and Acquisitions and Convertible Notes Payable for further discussion of the acquisition of the Benz Prospects and the Benz Convertible Notes) The Benz Convertible Notes mature November 26, 2003 and bear interest at 5% per annum, payable semi-annually in May and November of each year to maturity or until the Benz Convertible Notes are converted.

         Private Placements of Harken Common Stock -- In March 2000, Harken issued 2,000,000 shares of Harken common stock to two institutional investors in exchange for $1,500,000 cash and 5,000 shares of Benz Series II preferred stock having a face value of $500,000. In May 2000, Harken issued 2,461,538 shares of Harken common stock to institutional investors in exchange for $1,500,000 cash and 5,000 shares of Benz Series II preferred stock having a face value of $500,000. During the third quarter of 2000, Harken issued 9,044,765 shares of Harken common stock to institutional investors in exchange for $4,971,000 cash and 13,380 shares of Benz Series II preferred stock having a face value of $1,338,000 and Benz Notes with a face value of $412,000. No value has been assigned to the Benz securities held by Harken.

         Series G1 Preferred Stock -- On August 25, 2000, the Harken Board of Directors approved the authorization and issuance of up to 240,000 shares of a new series of convertible preferred stock. The Series G1 Convertible Preferred Stock (the "Series G1 Preferred"), which was issued in October 2000, has a liquidation value of $100 per share, and is convertible at the holder's option into Harken common stock at a conversion price of $1.25 per share, subject to adjustment in certain circumstances (the "Series G1 Preferred Conversion Price"). The Series G1 Preferred is also convertible by Harken into shares of Harken common stock if for any period of twenty consecutive trading days, the average of the closing prices of Harken common stock during such period shall have equaled or exceeded the Target Price. Such Target Price shall initially be defined as the Series G1 Preferred Conversion Price multiplied by 110% (or $1.375 per share of Harken common stock) and shall be reduced by an additional $0.11 on each anniversary of the Closing Date, but not less than a minimum Target Price of $0.81.

         The Series G1 Preferred holders shall be entitled to receive dividends at an annual rate equal to $8 per share when, as and if declared by the Harken Board of Directors. All dividends on the Series G1 Preferred are cumulative and payable semi-annually in arrears, payable on June 30 and December 30. At Harken's option, dividends may also be payable in Harken common stock at $1.25 per share of Harken common stock. Harken also may redeem the Series G1 Preferred in whole or in part for cash at any time at $100 per share plus any accrued and unpaid dividends. In addition, on or after June 1, 2004, Harken may further elect, in any six-month period, to redeem up to 50% of the outstanding Series G1 Preferred with shares of Harken common stock valued at an average market price, and using a Redemption Value of the Series G1 Preferred that includes a 5% to 10% premium based on the market capitalization of Harken at the time of redemption.

         During August and September 2000, Harken received consideration consisting of approximately $8,028,000 cash, 44,728 shares of Benz Series II preferred stock having a face value of $4,472,800 and Benz Notes with a face value of $3,555,000 in exchange for 160,565 shares of Series G1 Preferred which were issued in October 2000. Subsequent to September 30, 2000 and through November 6, 2000, Harken also issued 21,590 additional shares of Series G1 Preferred for consideration consisting of approximately $580,000 cash, 8,095 shares of Benz Series II preferred stock having a face amount of $809,500, Benz Notes with a face value of $20,000 and approximately 2.9 million shares of Benz common stock. No value has been assigned to the Benz securities held by Harken.

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


(10)     PER SHARE DATA

         Basic earnings per common share was computed by dividing net income or loss by the weighted average number of shares of Harken common stock outstanding during the period. The impact during 1999 and 2000 of unconverted Convertible Notes or Development Finance Agreements was not included as their effect would have been antidilutive. Had the remaining Development Finance Agreement which converted in March 2000, the February and March 2000 issuance of Deficiency Shares pursuant to Development Finance Agreements, the first quarter exchange of European Notes for shares of Harken common stock and the private placements of Harken common stock during 2000 been consummated effective January 1, 2000, Harken's net income attributed to common stock would have been $0.02 per share for the first nine months of 2000.


(11)     INCOME TAXES

         At September 30, 2000, Harken had available for federal income tax reporting purposes, net operating loss (NOL) carryforward for regular tax purposes of approximately $95,000,000 which expires in 2000 through 2019, alternative minimum tax NOL carryforward of approximately $79,000,000 which expires in 2000 through 2019, statutory depletion carryforward of approximately $2,000,000 which does not have an expiration date, and a net capital loss carryforward of approximately $6,000,000 which expires in 2000. Approximately $5,000,000 of the net operating loss carryforward has been acquired with the purchase of subsidiaries and must be used to offset future income from profitable operations within those subsidiaries.

         There were no deferred tax liabilities as of September 30, 2000. Total deferred tax assets, primarily related to the net operating loss carryforward, were approximately $35,198,000 at September 30, 2000. The total deferred tax asset is offset by a valuation allowance of approximately $35,198,000 at September 30, 2000.

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

         During the first nine months of 2000, Harken issued shares of Harken common stock to investors in Benz in exchange for cash and shares of Benz Series II preferred stock. See Note 9--Stockholders Equity for further discussion.

         During 1997, 1998, and 1999, Harken made secured short-term loans to certain members of Harken's Board of Directors and Management. Such notes receivable are reflected in Harken's consolidated balance sheet at December 31, 1999 and September 30, 2000 as Related Party Notes Receivable.


(13)     HEDGING ACTIVITIES

         During 1999, Harken entered into certain commodity derivative instruments, which are effective in mitigating commodity price risk associated with a portion of its monthly crude oil and natural gas production and cash flow. With the August 19, 1999 merger with XPLOR, Harken held natural gas price swaps entered into by XPLOR. At September 30, 2000, such natural gas price swaps result in XPLOR receiving fixed prices of approximately $2.20 per MMBTU covering a total of 1,125,000 MMBTUs over the life of the swaps, through December 2001. Harken allocated a portion of the XPLOR purchase price to the fair value of these swap contracts as of the date of the merger. At September 30, 2000, the remaining deferred obligation relating to these natural gas swap contracts was approximately $556,000, and had a market value of approximately $2,853,000, is reflected in accrued liabilities and will be recognized in revenue over the life of the contracts as the hedged natural gas is sold. At September 30, 2000, Harken also held a put option for crude oil with a fixed price of $15 per barrel covering 18,500 barrels over the life of the option, through October 31, 2000.

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

         During 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting For Derivative Instruments and Hedging Activities" ("FAS 133") which governs the accounting for commodity derivative instruments. FAS 133, which will be effective January 1, 2001, provides requirements of hedge effectiveness of commodity derivative instruments to be met and documented in order to be accounted for as hedging instruments, and requires commodity derivatives to be accounted for as assets or liabilities, and to be valued at their fair market values. Commodity derivatives under FAS 133 will also be classified as either hedges of a company's future cash flows, hedges of the fair value of a company asset or liability, or a hedge of a company's net investment in a foreign operation.

         It is anticipated that Harken's current and future commodity derivative instruments will qualify as cash flow hedges under the new standard. The effect on Harken as a result of FAS 133 will be to reflect its commodity derivatives at their fair value on its balance sheet and to reflect any periodic change in the fair value of such commodity derivatives as a component of other comprehensive income.

(14)     SEGMENT INFORMATION

         Harken divides its operations into two operating segments which are managed and evaluated by Harken as separate operations. Harken's North American operating segment currently relates to Harken's exploration, development, production and acquisition efforts in the United States whereby production cash flows are discovered or acquired, and operated primarily through traditional ownership of mineral interests in the various states in which it operates. Harken's North American production is sold to established purchasers and generally transported through an existing and well-developed pipeline infrastructure. Harken's Middle American operating segment currently relates to Harken's exploration, development, production and acquisition efforts in Colombia and Costa Rica. Middle American segment production cash flows are established through extensive drilling operations conducted under Association Contract arrangements with the state-owned oil and gas companies/ministries in the respective countries. Harken's Middle American operations are heavily capital intensive in the exploration and development phases due to remote well locations and the general need for the construction of Harken's own flowline connections and production facilities. During the periods presented below, none of Harken's Middle American segment operating revenues related to Costa Rica.

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

         Harken's financial information for each of its operating segments is as follows for the periods ended September 30, 1999 and September 30, 2000:


                                        Three Months Ended September 30, 1999             Nine Months Ended September 30, 1999
                                   ----------------------------------------------   -----------------------------------------------
                                       North           Middle                           North           Middle
                                      America         America           Total          America          America           Total
                                   -------------   -------------    -------------   -------------    -------------    -------------
Operating revenues                 $   5,183,000   $     518,000    $   5,701,000   $  10,484,000    $   2,407,000    $  12,891,000
Interest and other income                439,000         447,000          886,000       1,534,000        1,598,000        3,132,000
Depreciation and amortization
       (restated)                      1,289,000         244,000        1,533,000       3,583,000          837,000        4,420,000
Interest expense and other, net          534,000       1,456,000        1,990,000       1,263,000        3,600,000        4,863,000
Income tax expense                        24,000              --           24,000          24,000               --           24,000
Segment income (loss) before
       extraordinary item
       (restated)                        633,000      (2,284,000)      (1,651,000)       (739,000)      (4,805,000)      (5,544,000)
Segment income (loss) (restated)         633,000      (2,284,000)      (1,651,000)       (739,000)      (5,394,000)      (6,133,000)
Capital expenditures                  36,100,000      21,346,000       57,446,000      36,799,000       41,188,000       77,987,000
Total assets at end of period
       (restated)                    103,887,000     211,124,000      315,011,000     103,887,000      211,124,000      315,011,000


                                      Three Months Ended September 30, 2000             Nine Months Ended September 30, 2000
                                  ----------------------------------------------   ----------------------------------------------
                                      North          Middle                           North            Middle
                                     America         America           Total         America           America           Total
                                  -------------   -------------    -------------   -------------   -------------    -------------
Operating revenues                $   8,424,000   $   2,974,000    $  11,398,000   $  24,029,000   $   8,043,000    $  32,072,000
Interest and other income               142,000          52,000          194,000         442,000         427,000          869,000
Depreciation and amortization         1,794,000       1,330,000        3,124,000       5,831,000       3,435,000        9,266,000
Interest expense and other, net         844,000         398,000        1,242,000       2,583,000       1,403,000        3,986,000
Income tax expense                       15,000              --           15,000          45,000              --           45,000
Segment income (loss) before
       extraordinary items            1,099,000        (585,000)         514,000       1,285,000      (3,085,000)      (1,800,000)
Segment income (loss)                 2,861,000       1,176,000        4,037,000       3,983,000        (395,000)       3,588,000
Capital expenditures                  4,698,000       1,703,000        6,401,000       9,330,000      10,781,000       20,111,000
Total assets at end of period       109,153,000     201,840,000      310,993,000     109,153,000     201,840,000      310,993,000


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

         In September 1997, Harken Exploration Company, a wholly-owned subsidiary of Harken, was served with a lawsuit filed in U.S. District Court for the Northern District of Texas, Amarillo Division, styled D. E. Rice and Karen Rice, as Trustees for the Rice Family Living Trust ("Rice") vs. Harken Exploration Company. In the lawsuit, Rice alleges damages resulting from Harken Exploration Company's alleged spills on Rice's property and has claimed that the Oil Pollution Act ("OPA") should be applied in this circumstance. Harken believes that this position as well as the lawsuit in total is wholly without merit. In October 1999, the trial court granted Harken's Motion for Summary Judgment that the OPA did not apply and dismissed the Rice claim under it. Rice has appealed the trial court's summary judgement to the U.S. Fifth Circuit Court of Appeals. The appellate court's decision is not expected to be issued until the second quarter of 2001. In Harken management's opinion, the results of the lawsuit and appeal will not have a material adverse effect on Harken's financial position.

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

         420 Energy Investment, Inc. and ERI Investments, Inc. (collectively "420 Energy") filed a lawsuit against XPLOR Energy, Inc., ("XPLOR") a wholly-owned subsidiary of Harken, on December 21, 1999 in the New Castle County Court of Chancery of the State of Delaware. 420 Energy alleges that they are entitled to appraisal and payment of the fair value of their common stock in XPLOR as of the date XPLOR merged with Harken. Harken has relied on an indemnity provision in the XPLOR merger agreement to tender the costs of defense in this matter to a third party. Although the outcome of this litigation is uncertain, Harken believes that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken's financial condition.

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

         On August 3, 2000, Harken was served with a lawsuit initiated by Melvyn
I. Weiss styled Melvyn I. Weiss vs. Harken Energy Corporation, C.A. No. 18182NC, which was pending in the Court of Chancery of the State of Delaware in and for New Castle County. In this lawsuit, the plaintiff, Melvyn I. Weiss, a stockholder of Harken, sought to inspect Harken's corporate records as they relate to actions taken with respect to the EnCap Development Finance Agreement. On September 13, 2000, upon Harken agreeing to provide the requested documents, the plaintiff filed a notice of voluntary dismissal of the lawsuit without prejudice.

         During the second quarter of 2000, HCRH was notified of a constitutional challenge raised against the Costa Rica government's awarding of the concession contract to MKJ which was subsequently assigned to HCRH. In September 2000, the Constitutional Chamber of the Supreme Court in Costa Rica made a preliminary vote, subject to a final judgment from the Court, that would challenge the original bid award of the Costa Rica Contract to MKJ. The relief was sought by the indigenous people of the concession region who maintain that they were not adequately consulted by the government prior to offering the exploration acreage for tender. The preliminary vote attempts to set aside the original award and requires the Costa Rican Ministry of Environment and Energy ("MINAE") to consult with the indigenous groups regarding its activities and impose certain other requirements upon MINAE. HCRH has already filed a motion for relief citing lack of judicial due process in the action, and plans to vigorously defend its rights in the project. HCRH is not a party to this litigation. Management believes that the plaintiffs' claims will not be sustained by the court; no assurances can be made, however, as to the outcome of the litigation or that the litigation will not have a material adverse effect on Harken's business.

         Harken and its subsidiaries currently are involved in various other lawsuits and other contingencies, which in management's opinion, will not have a material adverse effect on Harken's financial position.

         Harken has accrued approximately $6,120,000 at September 30, 2000 relating to certain other operational or regulatory liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in significant loss exposure to Harken.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

         Certain statements included in the accompanying condensed financial statements and in the following discussion and analysis of financial condition and results of operations, including statements of Harken management's current expectations, intentions, plans and beliefs, and statements containing the words "believes", "anticipates", "estimates", "expects", or "may" are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, timing or achievements of Harken to be materially different from any results, performance, timing or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks described in Harken's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission.

OVERVIEW

         Harken reported a net income for the nine months ended September 30, 2000 of $3,588,000, compared to a net loss of $6,133,000 for the prior year period, primarily due to increased prices for oil and natural gas and from the extraordinary item gains from the repurchase of certain European Notes. The net income for the nine months ended September 30, 2000 is also attributed to increased domestic and Colombian production during the period. Harken worldwide oil and gas revenues have increased 149% during the first nine months of 2000 compared to the prior year period due to increased prices; increased domestic production primarily as a result of the August 1999 merger with XPLOR Energy, Inc.; and the increased Colombian production from Harken's Bolivar and Alcaravan Association Contract areas. Gross profit before depreciation and amortization, general and administrative and interest expenses totaled approximately $21.4 million during the nine months ended September 30, 2000 compared to approximately $7.4 million for the prior year period.

        In light of the current strong prices for oil and natural gas, Harken is now considering selling certain of its domestic oil and gas producing reserves for cash. Such transactions, if consummated, could generate additional cash reserves which would be available for capital expenditures, acquisitions of additional reserves or prospects, additional repurchases of European Notes, other debt reduction or for other general corporate purposes.



                                     Three Months Ended              Nine Months Ended
                                        September 30,                  September 30,
                                ---------------------------     ---------------------------
                                   1999            2000            1999            2000
                                -----------     -----------     -----------     -----------
                                        (unaudited)                     (unaudited)

Domestic Exploration and
Production Operations
  Oil sales revenues            $ 2,671,000     $ 4,174,000     $ 5,754,000     $12,219,000
     Oil volumes in barrels         132,000         137,000         363,000         424,000
     Oil price per barrel       $     20.23     $     30.47     $     15.85     $     28.82
  Gas sales revenues            $ 2,307,000     $ 4,014,000     $ 4,319,000     $11,120,000
     Gas volumes in mcf             842,000         934,000       1,962,000       3,028,000
     Gas price per mcf          $      2.74     $      4.30     $      2.20     $      3.67
  Gas plant revenues            $   205,000     $   236,000     $   411,000     $   690,000

Colombian Exploration and
Production Operations
  Oil sales revenues            $   518,000     $ 2,974,000     $ 2,407,000     $ 8,043,000
     Oil volumes in barrels          36,000         123,000         217,000         355,000
     Oil price per barrel       $     14.39     $     24.18     $     11.09     $     22.66

Other Revenues
  Interest income               $   885,000     $   185,000     $ 3,118,000     $   850,000
  Other income                  $     1,000     $     9,000     $    14,000     $    19,000



                              RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected Harken's earnings and balance sheet during the periods included in the accompanying consolidated financial statements.


For the quarter ended September 30, 2000 compared with the corresponding prior period.

NORTH AMERICA OPERATIONS

         Domestic oil and gas revenues during the third quarter of 2000 and 1999 relate primarily to the operations in the onshore and offshore areas of the Texas and Louisiana Gulf Coast, the Western and Panhandle regions of Texas, the Four Corners area primarily on the Navajo Indian Reservation, the Magnolia region of Arkansas and the Carlsbad region of New Mexico.

         Domestic oil revenues increased 56% to $4,174,000 during the third quarter of 2000 compared to $2,671,000 during the third quarter of 1999 primarily due to the increase in average oil prices, which averaged $10.24 more per barrel during the third quarter of 2000 compared to the prior year period. Oil prices have continued to remain higher during the fourth quarter of 2000 compared to prices received during the same period of the prior year.

         Gross domestic gas revenues increased 74% to $4,014,000 for the three months ended September 30, 2000 compared to $2,307,000 for the prior year period due primarily to the increase in gas production as a result of the merger with XPLOR in August 1999. In addition, the increased gas revenues were also due to the increase in average gas prices received during the third quarter of 2000, as Harken received an overall average price of $4.30 per mcf of gas production during the third quarter of 2000 compared to $2.74 per mcf received during the third quarter of 1999. Gas prices have continued to remain higher during the fourth quarter of 2000 compared to prices received during the same period of the prior year.

         Domestic oil and gas operating expenses consist of lease operating expenses and gas plant expenses, along with a number of production and reserve based taxes. Domestic oil and gas operating expenses increased 54% to $2,955,000 during the third quarter of 2000 compared to $ 1,919,000 during the prior year period primarily due to the increase in operating expenses from the above mentioned merger with XPLOR. Oil and gas operating expenses decreased as a percentage of related oil and gas revenues due primarily to the increased oil and gas prices during the third quarter of 2000 compared to the prior year period. Harken is reviewing its existing domestic operations to identify specific properties for which operating expenses can be reduced.

         Harken expects that oil and gas production volumes from its existing domestic operations will remain flat or increase slightly in future periods as normal production declines experienced in its operating areas are expected to be minimized by Harken's continuing workover efforts and exploration and development drilling during 2000 and 2001. Harken's oil and gas production volumes during 2001 could decrease, however, as Harken is currently reviewing certain opportunities to sell certain of its producing properties for cash. Harken expects that domestic oil and gas revenues will further benefit if crude oil and natural gas prices remain at current levels. Harken's oil and gas revenues are highly dependent upon product prices, which Harken is unable to predict.

MIDDLE AMERICA OPERATIONS

         Colombian oil revenues have increased 474% from $518,000 during the third quarter of 1999 to $2,974,000 during the third quarter of 2000 due to increased production and higher oil prices. During the third quarter of 2000, Harken's Colombian production operations consisted of production testing conducted on Harken's Bolivar and Alcaravan Association contract areas.

         During the third quarter of 2000, Harken's Estero #1 well sales of production were limited to approximately 1,000 gross barrels of oil per day due to pipeline constraints and pumping capacity. Harken's Catalina #1 and Olivo #1 wells on the Bolivar Contract area produced an average of a combined 706 gross barrels of oil per day during the third quarter of 2000. Harken's production volumes during the remainder of 2000 and 2001 will primarily remain dependent on existing well production, pipeline transportation capacity, pumping efficiency and the success of plans to drill additional wells in Colombia.

         Due to increased production, Middle American operating expenses have also increased from $382,000 during the third quarter of 1999 to $733,000 for the third quarter of 2000.

INTEREST AND OTHER INCOME

         Interest and other income decreased during the third quarter of 2000 compared to the prior year period due to Harken's usage of cash during 1999 and 2000 for capital expenditures, and the October 1999 purchase of certain development finance interests for $20 million. Harken generated approximately $885,000 of interest income during the third quarter of 1999, compared to approximately $185,000 of interest income during the third quarter of 2000. Harken's cash balances, which include investments in short-term marketable debt securities, have increased during the third quarter of 2000 due to the issuance of shares of Harken common and preferred stock, and future decreases in interest income could be mitigated by additional capital raising activities or property sales for cash.

OTHER COSTS AND EXPENSES

         General and administrative expenses increased to $3,009,000 during the third quarter of 2000 compared to $2,390,000 in the third quarter of 1999 primarily due to administrative expenses associated with Harken's growing Colombian production operations. In addition, Harken added minimal administrative expenses as a result of the increased operations relating to the August 1999 merger with XPLOR. Harken also continues to reduce general and administrative expenses by reducing staff.

         Depreciation and amortization expense increased to $3,124,000 during the third quarter of 2000 compared to $1,533,000 in the prior year period consistent with the increased equivalent barrel production levels during the quarter and due to a downward revision in Harken's Colombia proved reserves as of June 30, 2000. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties. In addition, Harken's depreciation on other property has increased as a result of Harken's expanding operations.

         Interest expense and other decreased to $1,242,000 during the third quarter of 2000 from $1,990,000 during the prior year period primarily due to the conversion and purchase of the Development Finance Agreements during 1999 and early 2000. Such decreases in interest expense were partially offset by the interest expense added from XPLOR and the Benz Convertible Notes, as well as the decrease in the amounts of interest capitalized to Harken's Colombian exploration activity, as such activity during the third quarter of 2000 has decreased compared to the prior year period.

         During the third quarter of 2000, Harken repurchased a total of approximately $8.8 million face amount of European Convertible Notes for approximately $ 5.0 million cash plus transaction expenses. In connection with such repurchases, Harken has recorded $3,523,000 of extraordinary item gains during the quarter, which is net of a charge for related unamortized issuance costs.

For the nine months ended September 30, 2000 compared with the corresponding prior period.

NORTH AMERICA OPERATIONS

         Domestic oil revenues increased 112% to $12,219,000 during the first nine months of 2000 compared to $5,754,000 during the first nine months of 1999 primarily due to the increase in average oil prices, which averaged $12.97 more per barrel during the first nine months of 2000 compared to the prior year period. Oil prices have continued to remain higher during the fourth quarter of 2000 compared to prices received during the same period of the prior year. Oil production volumes also increased 17% during the first nine months of 2000 compared to the prior year period primarily due to the merger with XPLOR in August 1999.

         Gross domestic gas revenues increased 157% to $11,120,000 for the nine months ended September 30, 2000 compared to $4,319,000 for the prior year period due primarily to the increase in gas production as a result of the merger with XPLOR in August 1999. In addition, the increased gas revenues were also due to the increase in average gas prices received during the first nine months of 2000, as Harken received an overall average price of $3.67 per mcf of gas production during the first nine months of 2000 compared to $2.20 per mcf received during the first nine months of 1999. Gas prices have continued to remain higher during the fourth quarter of 2000 compared to prices received during the same period of the prior year.

         Domestic oil and gas operating expenses increased 92% to $8,827,000 during the first nine months of 2000 compared to $ 4,608,000 during the prior year period primarily due to the increase in operating expenses from the above mentioned merger with XPLOR. Oil and gas operating expenses decreased as a percentage of related oil and gas revenues due primarily to the increase in oil and gas prices during the first nine months of 2000 compared to the prior year period. Harken is reviewing its existing domestic operations to identify specific properties for which operating expenses can be reduced.

MIDDLE AMERICA OPERATIONS

         Colombian oil revenues increased 234% from $2,407,000 during the first nine months of 1999 to $8,043,000 during the first nine months of 2000 primarily due to increased production and from the increase in oil prices, which averaged $22.66 per barrel during the first nine months of 2000 compared to $11.09 during the first nine months of 1999. During the first nine months of 2000, Harken's Colombian production operations consisted of production testing conducted on Harken's Bolivar and Alcaravan Association contract areas.

         Due to increased production, Middle American operating expenses have also increased from $895,000 during the first nine months of 1999 to $1,829,000 for the first nine months of 2000.

INTEREST AND OTHER INCOME

         Interest and other income decreased during the first nine months of 2000 compared to the prior year period due to Harken's usage of cash during 1999 and 2000 for capital expenditures, and the October 1999 purchase of certain development finance interests for $20 million. Harken generated approximately $3,118,000 of interest income during the first nine months of 1999, compared to approximately $850,000 of interest income during the first nine months of 2000. Harken's cash balances, which include investments in short-term marketable debt securities, have increased slightly despite its capital expenditure activity during the nine months ended September 30, 2000 due to the issuance of shares of Harken common and preferred stock, and future decreases in interest income could be mitigated by additional capital raising activities or property sales for cash.

OTHER COSTS AND EXPENSES

         General and administrative expenses increased to $8,720,000 during the first nine months of 2000 compared to $6,757,000 during the first nine months of 1999 primarily due to administrative expenses associated with Harken's growing Colombian production operations. In addition, Harken added minimal administrative expenses as a result of the increased operations relating to the August 1999 merger with XPLOR. Harken also continues to reduce general and administrative expenses by reducing staff.

         Depreciation and amortization expense increased to $9,266,000 during the first nine months of 2000 compared to $4,420,000 during the prior year period consistent with the increased equivalent barrel production levels during the quarter and due to a downward revision in Harken's Colombia proved reserves as of June 30, 2000. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties. In addition, Harken's depreciation on other property has increased as a result of Harken's expanding operations.

         Interest expense and other decreased to $3,986,000 during the first nine months of 2000 compared to $ 4,863,000 during the prior year period primarily due to the conversion and purchase of the Development Finance Agreements during 1999 and early 2000. Such decreases in interest expense were partially offset by the interest expense added from XPLOR and the Benz Convertible Notes, as well as the decrease in the amounts of interest capitalized to Harken's Colombian exploration activity, as such activity during the first nine months of 2000 has decreased compared to the prior year period.

         Related to the February 2000 transaction whereby Harken exchanged European Notes in the face amount of $6,000,000 plus accrued interest for 3,000,000 shares of Harken common stock, Harken reflected a charge to earnings of $2,068,000 related to the fair value of the shares of Harken common stock issued in excess of the number of shares which would have been issued pursuant to the $6.50 per share conversion price of the European Notes.

         During the first nine months of 2000, Harken repurchased a total of approximately $13.5 million face amount of European Convertible Notes for approximately $7.5 million cash plus transaction expenses. In connection with such repurchases, Harken has recorded $5,395,000 of extraordinary item gains during the period, which is net of charges for related unamortized issuance costs.



                         LIQUIDITY AND CAPITAL RESOURCES

CAPITAL SOURCES

        Harken's working capital at September 30, 2000 was approximately $18.4 million, versus approximately $21.0 million at December 31, 1999. The decrease in working capital during the first nine months of 2000 resulted primarily from approximately $22.2 million of capital expenditures. Increased by current strong oil and natural gas prices, Harken's operations generated approximately $13.6 million of cash flow during the first nine months of 2000. Harken's cash resources at September 30, 2000 totaled approximately $26.8 million. Harken's remaining cash resources are available for its ongoing exploration, development and acquisition efforts, the repurchase of additional European Notes as well as potential purchases of Harken common stock.

        During the third quarter, Harken continued with its equity placement activities by issuing 9,044,765 shares of Harken common stock to institutional investors in exchange for $4.9 million cash plus certain Benz securities. Through November 6, 2000, Harken has raised approximately $8 million in private placements of its common stock during the year. In addition, beginning in the third quarter, and through November 6, 2000,

Harken has issued 182,155 shares of its new Series G1 Preferred Stock in exchange for approximately $8.6 million cash plus certain Benz securities. Capital raised from these equity placements has been or will be used for capital expenditures, European Note repurchases or other corporate purposes.

        In light of the current strong prices for oil and natural gas, Harken is now considering selling certain of its domestic oil and gas producing reserves for cash. Such transactions, if consummated, could generate additional cash reserves which would be available for capital expenditures, acquisitions of additional reserves and prospects, additional repurchases of European Notes, other debt reduction or for other general corporate purposes.

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

         In March 1999, Harken de Colombia, Ltd. filed an application with Ecopetrol for Ecopetrol's participation in the development of the Catalina field. In June 1999, Harken de Colombia, Ltd. filed an application with Ecopetrol for Ecopetrol's participation in the development of the Palo Blanco field. As of November 6, 2000, both applications are in process of being reviewed by Ecopetrol. Ecopetrol may elect to participate in the development of the fields or require Harken de Colombia, Ltd. to proceed on a sole-risk basis for its development plans. If Harken de Colombia, Ltd. proceeds on a sole-risk basis, it will be entitled to receive Ecopetrol's share of production after royalty, until Harken de Colombia, Ltd. has recovered 200% of its development costs, after which time Ecopetrol would receive its share of production.

         Effective August 11, 2000, certain Harken subsidiaries entered into a three year loan facility with Bank One Texas, N.A. ("Bank One"), which is secured by Harken's domestic oil and gas properties and a guaranty from Harken. The Bank One facility provides borrowings subject to a borrowing base (as defined by the Bank One facility) which was $22,000,000 at closing.

         During the third quarter of 1999, Harken announced the non-recourse project finance loan agreement facility with the International Finance Corporation ("IFC"), the private sector subsidiary of the World Bank Group. Loans under this facility were to be available for the development of the Bolivar Association Contract in Colombia. Currently, and as of September 30, 2000, Harken de Colombia, Ltd. and Harken do not meet certain of the provisions and financial covenants required in order to draw down funds under the project finance facility. As of November 6, 2000, no official modifications to the project finance facility have been made with IFC. The current plans for the development of the Bolivar Contract area call for further testing of the Laurel #1 well, as Harken plans to move up hole and test the La Luna formation, which was present in this well based on log analysis.

CAPITAL COMMITMENTS

         Harken's primary need for capital is to fund its planned exploration and development efforts domestically as well as in Colombia and Costa Rica. Harken anticipates worldwide capital expenditures will total approximately $30 million and $50 million during 2000 and 2001, respectively. Harken plans to seek joint venture partner participation to fund a portion of the cost for all of its significant exploration projects, particularly its Costa Rican operations. Harken believes that it will have sufficient cash resources to fund all of its planned capital expenditures during 2000 and 2001. In addition, Harken intends to continue to pursue

North American and international acquisition opportunities and plans to fund such acquisitions, if any are consummated, through a combination of cash on hand, issuances of debt or equity securities.

         Harken anticipates that full development of its Middle American reserves will take several years and will also require extensive production facilities, transportation flowlines and development activity which will require significant additional capital expenditures. The ultimate amount of such expenditures cannot be presently predicted.

         Harken is currently constructing a Bolivar Contract area flowline which should be completed by yearend. Harken will continue to truck 100% of daily Catalina field production until the flowline is operational. Harken plans to drill an additional Bolivar Contract well during mid-2001, making use of recent multi-component seismic studies to select the location for the well site.

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

         Related to Harken's Costa Rica operations, under the terms of the agreement between Harken and MKJ Xploration, Inc. ("MKJ"), Harken paid $4.2 million to MKJ during the second quarter of 2000 to purchase its share of the Costa Rica Contract rights from MKJ after an agreement and approval of the assignment was granted by the Republic of Costa Rica. Additionally, up to $8 million may be committed by Harken over the next two years to fund the initial minimum work program obligations under the proposed Costa Rica Contract. Harken is currently seeking joint venture partner participation to share in the work program expenditures required by the Costa Rica Contract. In September 2000, the Constitutional Chamber of the Supreme Court in Costa Rica made a preliminary vote, subject to a final judgment from the Court, that would challenge the original bid award of the Costa Rica Contract to MKJ. The relief was sought by the indigenous people of the concession region who maintain that they were not adequately consulted by the government prior to offering the exploration acreage for tender. The preliminary vote attempts to set aside the original award and requires the Costa Rican Ministry of Environment and Energy ("MINAE") to consult with the indigenous groups regarding its activities and impose certain other requirements upon MINAE. Harken has already filed a motion for relief citing lack of judicial due process in the action, and plans to vigorously defend its rights in the project.

         Despite plans to generate additional cash through sales of certain producing properties in light of current high product prices, Harken's North American operating strategy continues to include efforts to acquire additional oil and gas reserves through exploration and development drilling activities in North America, particularly on selected properties acquired through the August 1999 merger with XPLOR Energy, Inc., the additional prospects acquired in December 1999, and through acquisitions.

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

         Through November 6, 2000, Harken has repurchased additional European Notes with a total face amount of $16.4 million from holders in exchange for cash of approximately $9.2 million plus transaction expenses. Harken continues to consider additional transactions with the European Note holders whereby Harken may retire additional Notes in exchange for shares of Harken common stock, cash or other consideration.

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

         Harken has reflected the Benz Convertible Notes on its consolidated balance sheet at the fair value of the Notes on the Closing Date. The difference between the fair value and the face amount of the Benz Convertible Notes outstanding is accreted into interest expense over the term of the notes.

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

         Harken has accrued approximately $6.1 million at September 30, 2000 relating to operational or regulatory liabilities related to Harken's North American operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in significant loss exposure to Harken. See part II. Item 1. Legal Proceedings.

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


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In September 1997, Harken Exploration Company, a wholly-owned subsidiary of Harken, was served with a lawsuit filed in U.S. District Court for the Northern District of Texas, Amarillo Division, styled D. E. Rice and Karen Rice, as Trustees for the Rice Family Living Trust ("Rice") vs. Harken Exploration Company. In the lawsuit, Rice alleges damages resulting from Harken Exploration Company's alleged spills on Rice's property and has claimed that the Oil Pollution Act ("OPA") should be applied in this circumstance. Harken believes that this position as well as the lawsuit in total is wholly without merit. In October 1999, the trial court granted Harken's Motion for Summary Judgment that the OPA did not apply and dismissed the Rice claim under it. Rice has appealed the trial court's summary judgement to the U.S. Fifth Circuit Court of Appeals. The appellate court's decision is not expected to be issued until the second quarter of 2001. In Harken management's opinion, the results of the lawsuit and appeal will not have a material adverse effect on Harken's financial position.

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

         420 Energy Investment, Inc. and ERI Investments, Inc. (collectively "420 Energy") filed a lawsuit against XPLOR Energy, Inc., ("XPLOR") a wholly-owned subsidiary of Harken, on December 21, 1999 in the New Castle County Court of Chancery of the State of Delaware. 420 Energy alleges that they are entitled to appraisal and payment of the fair value of their common stock in XPLOR as of the date XPLOR merged with Harken. Harken has relied on an indemnity provision in the XPLOR merger agreement to tender the costs of defense in this matter to a third party. Although the outcome of this litigation is uncertain, Harken believes that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken's financial condition.

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

         During the second quarter of 2000, HCRH was notified of a constitutional challenge raised against the Costa Rica government's awarding of the concession contract to MKJ which was subsequently assigned to HCRH. In September 2000, the Constitutional Chamber of the Supreme Court in Costa Rica made a preliminary vote, subject to a final judgment from the Court, that would challenge the original bid award of the Costa Rica Contract to MKJ. The relief was sought by the indigenous people of the concession region who maintain that they were not adequately consulted by the government prior to offering the exploration acreage for tender. The preliminary vote attempts to set aside the original award and requires the Costa Rican Ministry of Environment and Energy ("MINAE") to consult with the indigenous groups regarding its activities and impose certain other requirements upon MINAE. HCRH has already filed a motion for relief citing lack of judicial due process in the action, and plans to vigorously defend its rights in the project. HCRH is not a party to this litigation. Management believes that the plaintiffs' claims will not be sustained by the Court; no assurances can be made, however, as to the outcome of the litigation or that the litigation will not have a material adverse effect on Harken's business.

         On August 3, 2000, Harken was served with a lawsuit initiated by Melvyn
I. Weiss styled Melvyn I. Weiss vs. Harken Energy Corporation, C.A. No. 18182NC, pending in the Court of Chancery of the State of Delaware in and for New Castle County. In this lawsuit, the plaintiff, Melvyn I. Weiss, a stockholder of Harken, sought to inspect Harken's corporate records as they relate to actions taken with respect to the EnCap Development Finance Agreement. On September 13, 2000, upon Harken agreeing to provide the requested documents, the plaintiff filed a notice of voluntary dismissal of the lawsuit without prejudice.

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

                  3.4 Amendments to the Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3 to Harken's Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 1991, File No. 0-9207, and incorporated by reference herein.)

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

                  3.7 Amendment to the Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.6 to Harken's Quarterly Report on Form 10-K for the fiscal quarter ended September 30, 1999, File No. 0-9207, and incorporated by reference herein).

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

                  4.9 Certificate of Designations, Preferences and Rights of Series G1 Convertible Preferred Stock (filed as
                           Exhibit 4.8 to Harken's Registration Statement on Form S-3 dated October 27, 2000, File No. 333-48760, and incorporated by reference herein).

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






                                                     Harken Energy Corporation
                                                  ------------------------------
                                                            (Registrant)





Date: November 6, 2000                            By: /s/ Anna M. Williams
     ------------------                              ---------------------------
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

         3.4      Amendments to the Certificate of Incorporation of Harken
                  Energy Corporation (filed as Exhibit 3 to Harken's Quarterly
                  Report on Form 10-Q for fiscal quarter ended September
                  30, 1991, File No. 0-9207, and incorporated by reference herein.)

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

         3.7      Amendment to the Certificate of Incorporation of Harken Energy
                  Corporation (filed as Exhibit 3.6 to Harken's Quarterly Report on Form 10-K for the fiscal quarter ended September 30, 1999, File No. 0-9207, and incorporated by reference herein).

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

         4.9      Certificate of Designations, Preferences and Rights of Series
                  G1 Convertible Preferred Stock (filed as Exhibit 4.8 to
                  Harken's Registration Statement on Form S-3 dated October 27,
                  2000, File No. 333-48760, and incorporated by reference herein).

         *27      Financial Data Schedules.

