Form 10-K405
period 2000-12-31
HARKEN ENERGY CORP
filed 2001-03-30
CIK 313478

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to  _______________


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No_____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting Common Stock, par value $0.01 per share, held by non affiliates of the Registrant as of March 20, 2001 was approximately $53,211,000. For purposes of the determination of the above stated amount only, all directors, executive officers and 5% or more shareholders of the Registrant are presumed to be affiliates.

     The number of shares of Common Stock, par value $0.01 per share, outstanding as of March 1, 2001 was 17,867,291.

     DOCUMENTS INCORPORATED BY REFERENCE: DEFINITIVE PROXY MATERIALS FOR THE 2001 ANNUAL MEETING OF STOCKHOLDERS -- PART III, ITEMS 10, 11, 12, AND 13.

================================================================================

                               TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
PART I.

  ITEM  1.     Business.............................................................     3

  ITEM  2.     Properties...........................................................    27

  ITEM  3.     Legal Proceedings....................................................    27

  ITEM  4.     Submission of Matters to a Vote of Security Holders..................    29

PART II.

  ITEM  5.     Market for Registrant's Common Equity and Related Stockholder
               Matters..............................................................    29

  ITEM  6.     Selected Financial Data..............................................    30

  ITEM  7.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations................................................    31

  ITEM  7A.    Quantitative and Qualitative Disclosures about Market Risk...........    41

  ITEM  8.     Financial Statements and Supplementary Data..........................    42

  ITEM  9.     Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.................................................    83

PART III.

  ITEM 10.     Directors and Executive Officers of the Registrant...................    83

  ITEM 11.     Executive Compensation...............................................    83

  ITEM 12.     Security Ownership of Certain Beneficial Owners and Management.......    83

  ITEM 13.     Certain Relationships and Related Transactions.......................    83

PART IV.

  ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K......    84

                                    PART I

ITEM 1. BUSINESS

Overview

     Harken Energy Corporation (together with its wholly-owned or controlled subsidiaries, "Harken") is engaged in oil and gas exploration, development and production operations both domestically and internationally through its various subsidiaries. Harken's domestic operations include oil and gas exploration, development and production operations in the onshore and offshore Gulf Coast regions of South Texas and Louisiana, in portions of West Texas and the Texas Panhandle region, in the Magnolia region of Arkansas, and in the Carlsbad region of New Mexico. Harken's international operations during the year ended December 31, 2000 included five exclusive Association Contracts with the state-owned oil company in the Republic of Colombia and Harken's Exploration and Production Contract in the Republic of Costa Rica. Subsequent to December 31, 2000, Harken relinquished one of its Association Contracts in Colombia.

     Harken was incorporated in 1973 in the state of California and reincorporated in 1979 in the state of Delaware. Harken's principal offices are located at 16285 Park Ten Place, Suite 600, Houston, Texas 77084, and its telephone number is (281) 717-1300.

     On November 7, 2000, Harken effected a one-for-ten reverse stock split that has been retroactively reflected in this Annual Report.

     Harken divides its operations into two operating segments which are managed and evaluated by Harken as separate operations. Harken's Middle American operating segment relates to Harken's current exploration, development, production and acquisition efforts in Colombia and Costa Rica as well as potential future operations elsewhere in Central America and the northern part of South America. Harken's North American operating segment currently relates to Harken's exploration, development, production and acquisition efforts in the United States. See Note 14 - Other Information in the Notes to Consolidated Financial Statements contained in Part II, Item 8 for certain financial information about these two operating segments of Harken and financial information about Harken's geographical areas.

Middle American Exploration and Development Operations - Colombia

     At December 31, 2000, Harken, through its wholly-owned subsidiary Harken de Colombia, Ltd. ("Harken Colombia"), held five exclusive Association Contracts with Empresa Colombiana de Petroleos ("Ecopetrol"), the state-owned Colombian oil company. Harken Colombia has proved reserves attributable to two of its five Association Contracts, the Alcaravan and Bolivar Contracts. In the Alcaravan Contract, Harken Colombia has proved reserves in the Palo Blanco field, and in the Bolivar Contract, Harken has proved reserves in the Buturama field. Harken Colombia is currently producing from these fields pursuant to production testing permits. Ecopetrol, which purchases all of Harken Colombia's crude oil production, individually accounted for 13% and 24% of Harken's consolidated revenues in 1999 and 2000, respectively.

     Colombian proved reserves at December 31, 2000 considers the impact of the recently drilled Olivo #2 well on the Bolivar Association Contract, discussed below. The Olivo #2 well was drilled in late December 2000 and during the first half of the first quarter of 2001 and was the first of Harken's Bolivar block development wells which Harken had reflected as proved undeveloped reserves prior to December 31, 2000. Based on the Olivo #2 results during the first quarter of 2001, Harken has adjusted the Bolivar block reserves to significantly reduce both the number of its proved undeveloped locations, as well as the proved reserve volumes associated with each proved undeveloped location. To a lesser extent, Harken's proved producing reserve volumes have also been reduced due to recent production information.

     Harken's and Harken Colombia's concerns over safeguarding its operations and personnel in Colombia have increased dramatically with the recent occurrences of threats of violence throughout the country. In addition to these security issues, Harken has also become the subject of media focus in Colombia that may further complicate its security position in the country. Harken's operating plans in Colombia are continuing, subject to the ongoing monitoring of these security developments. Harken is also currently analyzing and upgrading its security procedures and has initiated action to expand security measures for both personnel and field operations. For further discussion of Harken's security concerns in Colombia, see "Cautionary Statements" section of this Part I, Item 1.

     Alcaravan Contract -- During the fourth quarter of 1992, Harken Colombia and Ecopetrol entered into an Association Contract covering the Alcaravan area (the "Alcaravan Contract"). The Alcaravan Contract originally granted to Harken Colombia the exclusive right to explore for, develop and produce oil and gas throughout approximately 210,000 acres in the Alcaravan area of Colombia. Subsequently, the Alcaravan Contract area has been reduced to its current size as of December 31, 2000 of approximately 102,000 acres. The Alcaravan area is located in Colombia's Llanos Basin and is located approximately 140 miles east of Santafe de Bogota. Harken Colombia has conducted a seismic and exploratory drilling program during the initial six years of the Alcaravan Contract (the "Exploration Period"), which was recently completed. At the end of each of the first six years of the Alcaravan Contract, Harken Colombia had the option to withdraw from the Alcaravan Contract or to commit to the next year's work requirements.

     Harken Colombia's future net revenue interest in any production from the Alcaravan Contract will depend upon whether or not Ecopetrol elects to participate. As discussed below, in addition to its own interest, Harken is also currently receiving Ecopetrol's working interest share of monthly Palo Blanco field production, pending Ecopetrol's decision on whether to participate in the development of the field. The Exploration Period of the Alcaravan Contract has ended, and Harken Colombia has made a discovery of fields capable of producing oil or gas in quantities that are economically exploitable. If Ecopetrol elects to participate in the development of the field or Harken chooses to proceed with the development on a sole-risk basis, the term of the Alcaravan Contract related to the productive areas will be extended for a period of 22 years from the date of such election by Ecopetrol, (the "Exploitation Period"), subject to the entire term of the Alcaravan Contract being limited to no more than 28 years.

     Upon the election by Ecopetrol to participate in the development of a field and upon commencement of production from that field, Ecopetrol will begin to reimburse Harken Colombia for 50% of Harken Colombia's successful well costs expended up to the point of Ecopetrol's participation out of Ecopetrol's share of production, net of royalties. Reimbursement by Ecopetrol to Harken Colombia may also be made in cash, at Ecopetrol's election. Production from a field in which Ecopetrol elects to participate will be allocated as follows: Ecopetrol, on behalf of the Colombian government, will receive a 20% royalty interest in all production, and all production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Harken Colombia until cumulative production in such field reaches 60 million barrels of oil, after which Ecopetrol's share of production will progressively increase and Harken Colombia's share will progressively decrease until cumulative production from the field reaches 150 million barrels of oil, and thereafter all production will be allocated 70% to Ecopetrol and 30% to Harken Colombia. If Ecopetrol elects to participate in more than one discovered field on the Alcaravan area, the production sharing percentages applicable to the field with the greatest cumulative production will be applied to all fields within the Alcaravan area. Harken Colombia and Ecopetrol will be responsible for all future development costs and operating expenses in direct proportion to their interest in production.

     For any field in which Ecopetrol elects not to participate, Harken Colombia could elect to proceed with the development of a field on a sole risk basis, whereby Harken Colombia would be entitled to receive Ecopetrol's share of production after deduction for the 20% royalty interest until Harken Colombia has recovered 200% of its successful well costs expended, after which time Ecopetrol could elect to begin to receive its share of production.

     The Alcaravan Contract provided that at the end of the Exploration Period if a field capable of producing hydrocarbons in commercial quantities has been discovered, the Alcaravan Contract area would be reduced by 50%. Effective December 29, 1999, Harken Colombia relinquished certain Alcaravan Contract area acreage pursuant to this requirement. Harken has retained the acreage covering those structure areas associated with the Palo Blanco and Anteojos discoveries. Accordingly, the acreage relinquishments had no effect on Harken Colombia's proved reserves. Two years following the end of the Exploration Period, the Alcaravan Contract area will be further reduced to 25% of the original area. Two years thereafter, the Alcaravan Contract area will be reduced to the area of the field that is in production or development, plus a reserve zone of five kilometers in width around the productive boundary of such field. The producing field plus the zone surrounding such field will become the area of exploitation. Harken Colombia has and will continue to designate any acreage to be released subject to acceptance by Ecopetrol.

     Alcaravan Contract Operations -- Harken Colombia has to date drilled five wells on the Alcaravan acreage. The first well, the Alcaravan #1, was drilled in February 1995, and did not find economic quantities of oil or gas. In February 1997, Harken Colombia drilled the Estero #1 well located on the Palo Blanco prospect. The Estero #1 well was drilled to a depth of 8,608 feet to test the Carbonera, Mirador, Guadalupe, Gacheta and Ubaque formations and was found to be productive. In December 1997 and early 1998, Harken Colombia drilled and completed the Estero #3, also located on the Palo Blanco Prospect. Although the Estero #3 well initially produced oil from the Upper and Middle Ubaque during preliminary production testing, the well subsequently produced significant water from the Middle Ubaque. During the second quarter of 1998, Harken Colombia drilled and completed the Canacabare #1, on the Anteojos prospect, which was drilled vertically into the Paleozoic formation to a total depth of 8,410 feet. Attempts to complete the testing procedures at the Canacabare #1 well during December 2000 and early 2001 have been hampered due to security concerns and weather conditions and have been rescheduled for the next dry season at the end of 2001. For further discussion of Harken's security concerns in Colombia, see "Cautionary Statements" section included within Part
I. In February 2000, Harken Colombia was granted by Ecopetrol an extension until January 31, 2001 to drill the sixth year exploratory well of the Alcaravan Contract. In January 2001, Harken Colombia spudded the Estero #2 well on the Palo Blanco field to test the Ubaque formation. The well logs demonstrate the Ubaque in Estero #2 has approximately forty feet of productive sandstone reservoir thickness, with no water level, which compares favorably with the Estero #1. Based on these log results, Harken Colombia cased and completed the well for testing operations. Following the installation of an electric submersible pump, the well produced at a rate of over 1800 barrels per day. Harken Colombia expects to place the Estero #2 on production within the next sixty days when flowlines are completed that will connect the well with its existing Palo Blanco field production facilities. Ongoing producing rates for the

Estero #2 well will be based on reservoir management objectives and contracted surface pipeline capacity which is currently limited to approximately 1000 barrels per day for the Palo Blanco field.

     Harken Colombia has completed all of the work requirements of the first six years of the Alcaravan Contract and has completed the Exploration Period of the contract. Through December 31, 2000 and prior to the drilling of the Estero #2 well, Harken Colombia has expended approximately $27.7 million of net oil and gas exploration and development costs related to the Alcaravan Association Contract.

     At December 31, 2000, Harken Colombia reflects proved reserves associated with its interest in the Palo Blanco field. Harken reflects no proved reserves related to the Canacabare #1 well. During 2000, Harken Colombia produced a total of approximately 325,000 gross barrels of oil from its Palo Blanco field, primarily from Estero #1. Since inception and through December 31, 2000, Harken has produced a cumulative total of approximately 456,600 gross barrels of oil from its Palo Blanco field. In order to continue producing from its wells prior to Ecopetrol making a determination as to its participation in these fields, Harken Colombia must continue to receive testing permits, which generally cover 90 day periods, issued by Colombia's Ministry of Mining and Energy. Ecopetrol has advised Harken Colombia that the Ministry of Mining and Energy has never denied renewing a permit to conduct a test requested by Ecopetrol. Harken Colombia believes that these permits will continue to be granted. In the event future production test permits were not granted, Harken's production testing would be suspended until such time Ecopetrol made a determination as to its participation.

     In April 1999, Harken Colombia commenced pipeline transportation of production from the Alcaravan Contract Area through its constructed flowline connecting the Palo Blanco field to an existing crude oil pipeline system adjacent to the field. During early portions of the Estero #1 production tests in 2000, Harken Colombia has produced at rates in excess of 3,000 gross barrels of oil per day from the Estero #1 well, although production for most of 2000 has been temporarily limited to approximately 1,000 gross barrels of oil per day due to pipeline constraints and pumping capacity. The Palo Blanco flowline will also be used to transport Estero #2 production. Harken Colombia is currently reviewing and negotiating changes to increase the transportation capacity which is available to it in the pipeline for production from the Palo Blanco field.

     In June 1999, Harken Colombia submitted an application to Ecopetrol for their participation relating to the Estero #1 well in the Palo Blanco field. Ecopetrol requested that the well obligation related to the sixth contract year of the Alcaravan Contract, the Estero #2 well, be drilled prior to their election on whether to participate in this field. In addition, it has been Harken Colombia's experience that Ecopetrol asks for additional information with regard to these applications, and that the process of receiving a decision from Ecopetrol regarding its election may take significant time. Harken is in the process of preparing an amendment to its original application to include data from the Estero #2 well. Harken plans to file this amended Palo Blanco application with Ecopetrol, which will include the Estero #2 well, within the next 45 days. In May 2000, pursuant to specific negotiations with Ecopetrol, Ecopetrol allowed Harken Colombia to begin receiving Ecopetrol's working interest share of monthly Alcaravan area production as nonrefundable reimbursement for a portion of Ecopetrol's share of certain historical Alcaravan area costs. Following Ecopetrol's decision on whether to participate in the Palo Blanco field, the Alcaravan Contract will proceed with the Exploitation Period for the field.

     Bocachico Contract -- In January 1994, Harken Colombia signed its second Association Contract (the "Bocachico Contract") with Ecopetrol, covering the Bocachico Contract area. Under the Bocachico

Contract, Harken Colombia acquired the exclusive rights to conduct exploration and production activities and drilling on this area, which covers approximately 192,000 acres in the Middle Magdalena Valley of Central Colombia. If during the Exploration Period of the Bocachico Contract, Harken Colombia discovers one or more fields capable of producing oil or gas in quantities that are economically exploitable and Ecopetrol elects to participate in the development of the field or Harken chooses to proceed with the development on a sole-risk basis, the term of the Bocachico Contract related to the productive areas will be extended for a period of 22 years from the date of such discovery. The production sharing and acreage relinquishment arrangements under the Bocachico Contract are substantially similar to those under the Alcaravan Contract. In February 2001, Harken Colombia relinquished certain Bocachico Contract area acreage pursuant to these requirements, but has retained approximately 54,700 acres covering the structure area associated with the Rio Negro field.

     Bocachico Contract Operations -- Harken Colombia has drilled three wells on the Bocachico Contract area, all in the Rio Negro prospect. The Torcaz #2 well was drilled in 1996, and then recompleted in 1997, and the Torcaz #3 was spudded and completed in 1997. During the second quarter of 1998, Harken Colombia initiated sales of production from both the Torcaz #2 and Torcaz #3 wells to a local purchaser at the wellsites and for most of 1998 these wells produced in excess of 100 gross barrels of oil per day. During the second half of 1998, Harken Colombia drilled the third exploratory well on the Rio Negro prospect, the Torcaz #5. The well tested with similar results to Torcaz #2 and Torcaz #3. Harken did not produce from the Torcaz wells during 1999 or 2000, and Harken Colombia is currently studying the wells in order to determine the optimum production method with which to economically produce the heavy crude encountered in such wells. Harken has currently reflected no proved reserves associated with this Rio Negro field in the Bocachico Contract.

     Harken Colombia has fulfilled all of the work requirements for the first four years of the Bocachico Contract. The work requirements for the fifth year required Harken Colombia to drill one exploratory well by May 6, 1999, and the sixth year work obligation required an additional exploratory well to be drilled by March 6, 2000. In May 2000, Ecopetrol granted an extension until December 7, 2000 to Harken Colombia for the drilling of the exploratory well required in the fifth year of the Bocachico Contract and waived the sixth year obligation. During the fourth quarter of 2000, Harken Colombia received from Ecopetrol an additional extension to July 8, 2001 to drill the fifth year obligation well, and plans to drill this well, the Torcaz #1 well, during the second quarter of 2001. Through December 31, 2000, Harken Colombia has expended approximately $30.9 million of net oil and gas exploration and development costs related to the Bocachico Contract.

     In October 1995, Harken Colombia entered into a Development Finance Agreement (the "Rio Negro Development Finance Agreement") with four institutional investors (the "Rio Negro Investors"), pursuant to which the Rio Negro Investors provided up to $3,500,000 to Harken Colombia to finance a portion of the drilling of two wells on the Rio Negro prospect in the Bocachico Contract area in exchange for the right to receive future payments from Harken Colombia equal to 40% of the net profits that Harken Colombia may derive from the sale of oil and gas produced from the Rio Negro prospect (the "Participation"). In March 1997, Harken entered into an agreement with the Rio Negro Investors pursuant to which the Participation was reduced to 10% from 40% in exchange for 90,000 shares of Harken common stock.

     In December 1999, Harken Colombia submitted an application to Ecopetrol for their participation in the Rio Negro field. Ecopetrol has requested additional information and additional time to review this application. Harken Colombia's net revenue interest in production from the Bocachico Contract will depend upon whether or not Ecopetrol elects to participate. If Ecopetrol does not elect to participate, Harken Colombia would then have the choice to proceed with the development of the prospect area on a sole-risk basis. If Harken Colombia does proceed on a sole-risk basis, it will be entitled to receive Ecopetrol's share of production after a 20% royalty, until Harken Colombia has recovered 200% of its costs, after which time Ecopetrol could elect to receive its share of production. Assuming that Ecopetrol elects to participate in the development of the Bocachico Contract, Harken will receive 40% of the gross revenues from production from the Bocachico Contract area. To the extent that a field produces in excess of 60 million barrels, Harken's net revenue interest will decrease as described above for the Alcaravan Contract.

     Cambulos Contract -- In September 1995, Harken Colombia signed an Association Contract (the "Cambulos Contract") with Ecopetrol, covering the Cambulos Contract area. Under the Cambulos Contract, Harken Colombia acquired the exclusive rights to conduct exploration and production activities in the Cambulos Contract area, which originally covered approximately 300,000 acres in the Middle Magdalena Valley of Central Colombia.

     Harken Colombia's net revenue interest in any production that may be discovered on the Cambulos Contract will depend upon whether or not Ecopetrol elects to participate. If during the Exploration Period of the Cambulos Contract, Harken Colombia discovers one or more fields capable of producing oil or gas in quantities that are economically exploitable and Ecopetrol elects to participate in the development of the field or Harken chooses to proceed with the development on a sole risk basis, the term of the Cambulos Contract related to the productive areas will be extended for a period of 22 years from the date of such discovery. Upon the election by Ecopetrol to participate in a field and upon commencement of production from the field, Harken Colombia will begin to be reimbursed by Ecopetrol out of Ecopetrol's share of production, net of royalties, for 50% of all seismic costs and direct exploratory well costs (including costs related to dry holes) incurred prior to the point of Ecopetrol's participation. Reimbursement by Ecopetrol to Harken Colombia may either be in cash, or through allowing its share of production to apply to Harken Colombia's cost recovery. Production from a field in which Ecopetrol elects to participate will be allocated as follows: Ecopetrol, on behalf of the Colombian government, will receive a 20% royalty interest in all production, and all production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Harken Colombia until cumulative production from all fields in the Cambulos acreage reaches 60 million barrels of oil, after which Ecopetrol's share of production will increase progressively to 75% and Harken Colombia's share will decrease progressively to 25%, determined by a formula based on Harken Colombia's recovery of its total expenditures under the Cambulos Contract. Harken Colombia and Ecopetrol will be responsible for all future development costs and operating expenses in direct proportion to their interest in production.

     For any field in which Ecopetrol elects not to participate, Harken Colombia could elect to proceed with the development of the field on a sole risk basis, whereby Harken Colombia would be entitled to receive Ecopetrol's share of production after the 20% royalty interest until Harken Colombia has recovered 200% of its successful well costs expended, after which time Ecopetrol could elect to begin to receive its share of production.

     Cambulos Contract Operations - Harken Colombia has drilled two wells on the Cambulos Contract acreage. During the first two years of the Cambulos Contract, Harken Colombia was required to conduct geologic studies on the lands covered by this contract, including reprocessing of at least 400 kilometers of existing seismic data and the acquisition of at least 90 kilometers of new seismic data. Harken Colombia has completed the work program for the first four years of the Cambulos Contract. The Cambulos Contract originally required that the Cambulos Contract acreage be reduced to 173,000 acres at the end of the second contract year, but in May 1998, Ecopetrol agreed to defer relinquishment of the acreage in exchange for Harken Colombia drilling two exploratory wells within the third contract year.

     In August 1998, Harken Colombia spudded its first well on the Cambulos Contract area, the Islero #1, located in the Middle Magdalena Basin. During the drilling of the Islero #1, Harken Colombia encountered multiple highly fractured and faulted zones which led to various mechanical problems. Ultimately, the fourth sidetrack on the well was drilled into the Cimarrona formation at 7,726 feet and was drilled into the structure. Initially, the formation had good shows of high quality oil and gas throughout the Cimarrona, but the well subsequently produced large volumes of water and did not sustain oil production levels during the short-term testing. Harken Colombia has determined that the Cimarrona formation encountered in the Islero #1 well did not have adequate thickness or fracturing to economically produce.

     During May 1999, Harken Colombia received approval from Ecopetrol to allow for the additional well depth drilled during the Islero #1 well to substitute for the obligation to drill a second exploratory well within the third contract year. During September 1999, Ecopetrol conditionally granted a six month extension from November 1999 until May 16, 2000 to Harken Colombia for the drilling of the exploratory well required in the fourth year of the Cambulos Contract. In May 2000, Harken Colombia relinquished all but approximately 41,000 of its Cambulos Contract acreage and negotiated with Ecopetrol for the drilling of an exploratory well on Harken Colombia's Delta prospect on the Cambulos Contract area before December 31, 2000. This acreage relinquishment represented 86% of the original Cambulos Contract area acreage. Such relinquishment did not affect Harken's proved reserves, as Harken has no proved reserves associated with the Cambulos Contract area. In December 2000, Ecopetrol granted to Harken Colombia additional time until January 31, 2001 to drill this well. Harken Colombia drilled the Manantial #1 well on the Delta prospect during January 2001. The Manantial #1 well had encouraging oil shows in the Santa Teresa formation, but was not commercially productive and was subsequently plugged. In light of the above drilling results, Harken Colombia relinquished its acreage related to the Cambulos Contract.

     Through December 31, 2000, and prior to the drilling of the Manantial #1 well in January 2001, Harken Colombia has expended approximately $46.8 million of net oil and gas exploration and development costs related to the Cambulos Association Contract.

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

     Harken Colombia has completed all of the work obligations ahead of the required schedule for the first five years of the Bolivar Contract. Harken Colombia may elect to continue the contract into the sixth contract year by committing no later than July 2001 to the drilling of at least one exploratory well during the last year of the Exploratory Period and prior to July 2002. The production sharing, term and acreage relinquishment arrangements under the Bolivar Contract are substantially similar to those under the Cambulos Contract.

     Bolivar Contract Operations - Harken Colombia has to date drilled four wells on the Bolivar Contract area. In November 1997, Harken spudded its first well on the Bolivar Contract acreage, the Catalina

#1. The Catalina #1 well was drilled as a horizontal well to test the Rosa Blanca formation of the Buturama field and was found to be productive. In March 1998, Harken Colombia spudded the Olivo #1. The Olivo #1 was drilled from the same surface location as the Catalina #1 using underbalanced horizontal drilling and was also found to be productive. In May 1999, Harken Colombia spudded its third exploratory well, the Laurel #1, on the Bolivar Contract Acreage to test the Trigos field approximately six kilometers to the southeast of the Catalina #1 location. During the drilling process, Harken did see intermittent shows of oil and gas, but did not encounter the expected high volume formation fluid flows from the wellbore. A portion of the drill string was lost in the Rosa Blanca section of the Laurel #1 well, and Harken was unable to perform a conclusive production test through the lost pipe and bit. During the fourth quarter of 2000, Harken Colombia performed further testing operations in the Laurel #1 well in the Rosa Blanca formation with no significant production results. In January 2001, Harken Colombia moved up hole to fracture and test the La Luna formation on Laurel #1. Recompletion efforts on the Laurel #1 well have been suspended after natural gas was produced from the Upper La Luna formation. Harken Colombia has therefore decided to shut-in the well until further technical evaluation can be done to ascertain an appropriate course of future completion and stimulation operations in this well, if any.

     In December 2000, Harken Colombia completed an analysis and interpretation of a multi-component 3-D seismic pilot program performed earlier during the year on certain of its Bolivar Contract acreage. The study was initiated to facilitate understanding the Bolivar block's complicated fault and fracture channel structure. In December 2000, Harken Colombia spudded the Olivo #2 well on its Bolivar Contract area. This well was a high-angle directional well designed to test the fracture pattern concentrations in the Buturama field detected by the multi-component 3-D seismic data gathered earlier in the year. Testing of the Olivo #2 during the first quarter of 2001 has failed to produce significant volumes of hydrocarbons or other fluids. Harken Colombia is currently proceeding with a plan to try to stimulate the well to achieve production at commercial rates.

     During 2000, Catalina # 1 and Olivo #1 produced a total of 298,000 gross barrels of oil and, since inception, Harken has produced cumulative production of approximately 945,000 gross barrels of oil from these wells. The Olivo #1 well in the La Luna formation is currently producing approximately 300 gross barrels of oil per day. The Rosa Blanca formation Catalina #1 well is currently producing approximately 200 gross barrels of oil per day. During 2000, Harken Colombia began construction on a Bolivar Contract area flowline to connect the Catalina production facilities to an existing major crude oil pipeline which crosses the Bolivar Contract acreage. Although the flowline construction has been finalized, delays in the initiation of the flowline operations have been caused due the need for specialized pipeline valve equipment that is necessary for connection and due to delays caused by road blockades as a result of security concerns. For further discussion of Harken's security concerns in Colombia, see "Cautionary Statements" section included within Part I. If the initiation of the Bolivar Contract area flowline operations continues to be delayed, Harken Colombia expects to continue to transport 100% of current and projected Bolivar area production through its current trucking operations.

     In March 1999, Harken Colombia submitted an application to Ecopetrol for their participation relating to the Buturama field. Ecopetrol requested additional time to study the reservoir before determining whether Ecopetrol elects to participate. In November 1999, pursuant to specific negotiations with Ecopetrol, Harken began receiving Ecopetrol's working interest share of monthly Bolivar Contract area production as nonrefundable reimbursement for a portion of Ecopetrol's share of certain Bolivar Contract area costs. In February 2001, Harken Colombia was notified by Ecopetrol that Harken Colombia could proceed with this field development and production operations on a sole-risk basis. As such, Harken Colombia is entitled to receive Ecopetrol's share of production after royalty, until Harken Colombia has recovered 200% of its costs, after which time Ecopetrol could elect to begin to receive its share of production. As discussed further in "Item 7. Management's Discussion and Analysis, Liquidity and Capital Resources", Harken is reviewing certain aspects of the Buturama field development project in light of the above current production information, the above results of the Olivo #2 well, Harken's drilling and development plans and the status of its project finance facility.

     Harken Colombia has proved reserves related to its Buturama field on the Bolivar Association Contract. In light of Ecopetrol's election not to participate in the development and production of the Buturama field, Harken has reflected its 80% share of future net cash flows from the Buturama field in its proved reserves as of December 31, 2000. Through December 31, 2000, and prior to the drilling of the Olivo #2 well, Harken Colombia has expended approximately $66.3 million of net oil and gas exploration and development costs related to the Bolivar Association Contract.

     Los Olmos Contract -- In March 1998, Harken Colombia signed the Los Olmos Association Contract (the "Los Olmos Contract") with Ecopetrol, covering the Los Olmos Contract area. Under the Los Olmos Contract, Harken Colombia acquired the exclusive rights to conduct exploration activities in the Los Olmos Contract area, which covers approximately 374,000 acres in the Lower Magdalena Valley.

     The production sharing, term and acreage relinquishment provisions of the Los Olmos Contract are substantially similar to those contained in the Cambulos Contract. Harken Colombia's net revenue interest in any production from the Los Olmos Contract will depend upon whether or not Ecopetrol elects to participate. Assuming that Ecopetrol elects to participate in the development of the Los Olmos Contract, Harken Colombia will initially receive 40% of the gross revenues from production from the Los Olmos Contract area. To the extent that a field produces in excess of 60 million barrels, Harken Colombia's net revenue interest will decrease as described above.

     Los Olmos Contract Operations -- During the first two years of the Los Olmos Contract, and before May 24, 2000, Harken Colombia was originally required to reprocess at least 500 kilometers of existing seismic data and acquire at least 120 kilometers of new seismic data and 2,000 kilometers of aeromagnetic data, and prepare an engineering study of the contract areas. In December 2000, Ecopetrol agreed to reduce the seismic, aeromagnetic and engineering study requirements during the first two years of the Los Olmos Contract. Under the new requirements, Harken Colombia was required to shoot 60 square kilometers of 3-D seismic in order to better define the Barro Blanco prospect. In addition, Ecopetrol granted an extension to February 28, 2001 to perform these work obligations. In February 2001, Harken Colombia completed the 3-D seismic acquisition program and the seismic data is currently being processed. Ecopetrol has granted an extension up to April 20, 2001 to finalize the evaluation of the results of the 3-D seismic and make a determination as to whether Harken will extend the Los Olmos Contract into the third contract year. During each of the third through the sixth contract years, Harken Colombia may elect to continue the contract by committing to the drilling of at least one well during each contract year. Through December 31, 2000, and prior to the acquisition of new seismic shot during the first quarter of 2001, Harken Colombia has expended approximately $588,000 of net oil and gas exploration and development costs related to the Los Olmos Association Contract.

     Future Association Contracts -- Harken Colombia continues to pursue additional Association Contracts with Ecopetrol. Effective January 1, 2000, Ecopetrol formally adopted new Association Contract terms which would be effective for new Association Contracts issued by Ecopetrol and for certain new exploration work performed under existing Association Contracts. Under the new terms, among other changes, Ecopetrol's 20% royalty interest on behalf of the Colombian government would change to a flexible percentage ranging from 5% to a maximum of 25%, and Ecopetrol's 50% interest in all production after royalty would be reduced to 30%. Once cumulative production reaches 60 million barrels of oil, Ecopetrol's share of production would increase progressively to no more than 65% under the new Association Contract terms, compared to a maximum 75% interest under the previous terms. Harken Colombia is awaiting notice from Ecopetrol as to which of its future work program obligations under its existing Association Contracts would qualify as "new exploration" and therefore be subject to the new Association Contract terms.


Middle American Exploration and Development Operations - Costa Rica

     In August 1999, an Exploration and Production concession contract with the Republic of Costa Rica ("Costa Rica Contract") was signed by MKJ Xploration, Inc. ("MKJ"), which was originally awarded the concession under Costa Rica's bidding process that was finalized in October 1997. In the fourth quarter of 1998, a wholly-owned subsidiary of Harken entered into an agreement with MKJ to participate in the Costa Rica Contract. The Costa Rica Contract covered approximately 1.4 million acres in the North and South Limon Back Arc Basin onshore and offshore Costa Rica in Central America. The formal Costa Rica Contract was signed in August 1999 by the President of Costa Rica and became effective October 1999. The Costa Rica Contract is comprised of Blocks 2, 3, 4 and 12 from Costa Rica's initial bidding round in October 1997. Two of the Blocks are located onshore and two are located offshore within Costa Rica's Caribbean territorial waters. Under the terms of the Costa Rica Contract, if during the first six years of the contract (the "Exploration Period") Harken Costa Rica Holdings LLC ("HCRH", a Nevada limited liability corporation) discovers one or more fields capable of producing oil or gas in quantities that are economically exploitable, the term of the contract will be extended for a period of 20 years. Production will be allocated whereby the Costa Rican government will receive up to a 15% royalty interest (sliding scale based on production) and the remaining interest will be paid to HCRH. If no hydrocarbons are discovered during the Exploration Period of the Contract, HCRH would be required to relinquish all of the acreage pursuant to the Contract. In the event of a discovery of hydrocarbons, 50% of the Contract acreage is to be relinquished following the Exploration Period and an additional 25% of the original acreage is to be relinquished two years thereafter, with the Contract acreage being further reduced two years later to the commercial fields surrounded by a 5 kilometer reserve zone around each field, which will constitute the Exploitation Area of the Contract.

     In September 2000, the Constitutional Chamber of the Supreme Court in Costa Rica voted, subject to a final judgment from the Court, to nullify the original bid award of the Costa Rica concession to MKJ. The relief was sought on behalf of the indigenous people of the concession region who maintained that they were not adequately consulted by the government prior to offering the exploration acreage for tender. The vote set aside the original award, required the Costa Rican Ministry of Environment and Energy ("MINAE") to consult with the indigenous groups regarding its activities and imposed certain other requirements upon MINAE. In November 2000, the Constitutional Chamber of the Costa Rican Supreme Court clarified its judgment and has ruled that the nullification of the Costa Rica bid award only affected the portion of the onshore Blocks 2 and 4 that are designated as reservations for indigenous people groups, representing only about 10% of the aggregate Costa Rica Contract acreage. The Court's judgment, as clarified, does not affect the offshore portion of the Contract, Blocks 3 and 12, and HCRH's offshore exploration plans are now proceeding. With regard to the contested portions of onshore Blocks 2 and 4, the Costa Rica Contract was subsequently amended to formally relinquish these contested onshore areas.

     The Costa Rica project is a logical extension of Harken's prior exploratory activities in Colombia. HCRH's Moin prospect within Block 12 contains both Tertiary and Cretaceous drilling objectives. The Tertiary is a reef objective and the Cretaceous is an 80,000 acre fault segmented structural closure. In addition to known Tertiary source rock, the Cretaceous prospect may be sourced by a local black shale equivalent to the profile La Luna formation, the source rock for most of northern South America. While there are significant reservoir and technical risks in the project, the size of the Cretaceous structure may be comparable to some of the largest hydrocarbon discoveries in the world.

     In late November 1999, Harken commenced its offshore seismic acquisition program on Block 12 in Costa Rica to collect approximately 100 square kilometers of 3-D seismic information. The seismic data confirms the viability of the Moin prospect in both the Tertiary and Cretaceous target horizons. In early July 2000, HCRH filed its environmental impact study related to the planned drilling operation on Block 12 with MINAE. After a drilling permit is issued, HCRH will begin the process of contracting for a drilling rig and the other required services. Pending the receipt of the necessary environmental drilling permit, the obtaining of a joint venture partner and subject to drilling rig availability, HCRH plans to drill its first exploratory well in Costa Rica, the Moin #2, as required by the Costa Rica Contract.

     Harken's participation in Costa Rica is structured whereby a wholly-owned Harken subsidiary owns 80% of the stock of HCRH. An affiliate of MKJ owns the remaining 20% of the stock of this subsidiary. Under the terms of the agreement between Harken and MKJ, Harken paid approximately $3.7 million of the total $4.2 million to be paid to MKJ to purchase its share of the Costa Rica Contract rights from MKJ after an agreement and approval of the assignment was signed and ratified with the Republic of Costa Rica. In June 2000, the assignment of the Costa Rica Contract rights to HCRH was approved by the Costa Rican government. Additionally, $4 million has been funded by HCRH related to the Contract and up to $4 million of additional funds is to be committed by Harken over the next year to fund the initial minimum work program obligations under the Costa Rica Contract. As mentioned above, Harken is seeking additional joint venture partner participation for these work program obligations prior to drilling the Moin #2 well. Through December 31, 2000, Harken has expended approximately $7.2 million of exploration costs related to the Costa Rica Contract.


Other Middle American Exploration and Development Operations

     Harken is committed to broadening its exploration efforts internationally, in addition to its existing operations in Colombia and Costa Rica. With most of the major discoveries of oil and gas expected to be in remote, politically difficult or underexplored areas around the world, Harken's operational experience in those areas may enable Harken to expand its exploration efforts elsewhere in Latin America. Harken has identified certain target opportunities within Latin America, and is pursuing obtaining contract rights within certain Central and South American countries.


Domestic Exploration and Production Operations

     As of December 31, 2000, Harken operates or owns a non-operating working interest in 346 oil wells and 209 gas wells in the U.S. Harken's domestic operations are located in the onshore and offshore Gulf Coast regions of South Texas and Louisiana, portions of West Texas and the Texas Panhandle region, the Carlsbad region of New Mexico and the Magnolia region of Arkansas. In December 2000, through a sale of its Harken Southwest Corporation subsidiary, Harken disposed of its operations in the Paradox Basin in the Four Corners area of Arizona, Utah and New Mexico. There were no domestic customers during 1998, 1999 or 2000 which individually represented 10% or more of Harken's consolidated revenues.

     Gulf Coast Operations -- On August 19, 1999, Harken merged with XPLOR Energy, Inc. ("XPLOR") whereby XPLOR became a wholly-owned subsidiary of Harken. Through XPLOR and other wholly-owned subsidiaries, Harken owns operated and non-operated interests in 13 oil wells and 54 gas wells located in various counties in South Texas, concentrated in the Raymondville area of Willacy County, the Hostetter field in McMullen and Live Oak Counties, and the Esperanza field in Wharton County. In Louisiana, through Harken Exploration Company ("Harken Exploration"), Harken owns non-operated interests in 19 oil wells and 2 gas wells in the St. Martinville area of St. Martin Parish and 6 oil wells in the South Bayou Boeuff area of LaFourche Parish. Subsequent to December 31, 2000, Harken sold its interests in the St. Martinville area for cash. Through XPLOR, Harken owns operated and non-operated interests in 33 oil wells and 13 gas wells concentrated primarily in the Main Pass area offshore Plaquemines Parish, the Lake Raccourci area and the Lake Boeuff areas of LaFourche Parish and the Abbeville and Leleux fields in Vermillion Parish.

     During 2000, Harken drilled or participated in the drilling of several Gulf Coast area exploratory and development wells. Significant successful wells that are being completed in early 2001 include the Thomas Cenac #1 well in Terrebonne Parish, Louisiana, which tested at a rate in excess of ten million gross cubic feet of gas and 400 gross barrels of condensate per day, and the State Lease 1480 #2 well in Lafourche Parish, Louisiana, which is initially producing 350 gross barrels of oil and approximately 800,000 gross cubic feet of gas per day. Harken owns approximately a 27.7% and 40.3% working interest, respectively, in the above wells.

     West Texas Operations -- Harken operates or owns non-operated interests in 157 oil wells and 40 gas wells in Hutchinson and Gray Counties and 68 oil wells in Hockley County, all located in the Panhandle area of Texas, and 95 gas wells in Crockett County in Southwest Texas.

     New Mexico Operations -- Harken, through Harken Exploration, owns non-operated interests in 13 oil wells in the Carlsbad region of Eddy County, New Mexico.

     Arkansas Operations -- Harken, through Harken Exploration, operates 18 oil wells and owns non-operated interests in 33 oil wells in Arkansas.

     Prospect Acreage -- In addition to the producing property interests discussed above, Harken, through certain wholly-owned subsidiaries, owns interests in a variety of domestic prospect acreage. Through XPLOR, Harken owns acreage interests in the Lake Raccourci and Lapeyrouse fields of Lafourche and Terrebonne Parishes, respectively, in Louisiana. As part of the December 1999 prospect purchase from Benz Energy, Inc., Harken Gulf Exploration owns prospect acreage interests in the Old Ocean field in Matagorda and Brazoria Counties of Texas, the Rayburn field in Liberty County, Texas and certain salt dome prospects in various counties in Mississippi. Harken successfully drilled exploratory wells in the Lake Raccourci, Lapeyrouse and Old Ocean fields during 2000 and during the first quarter of 2001. In addition, during 2000, Harken obtained an interest in a coalbed methane prospect in the Denver-Julesberg Basin located in Wyoming. Harken plans to drill the initial core holes in this coalbed methane prospect during the second quarter of 2001.

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

     The executive officers of Harken as of December 31, 2000, their ages and positions held with Harken and their business experience for the past five years are listed below.

Name                                   Age        Position Held with Harken
----                                   ---        -------------------------
Mikel D. Faulkner                        51       Chairman of the Board of Directors and
                                                  Chief Executive Officer
Bruce N. Huff                            50       President, Chief Operating Officer and Director
Stephen C. Voss                          52       Vice Chairman and Director
James W. Denny, III                      53       Executive Vice President - Operations
Anna M. Williams                         30       Senior Vice President - Finance and Chief Financial
                                                  Officer
Larry E. Cummings                        48       Vice President, Secretary and General Counsel
Richard O. Cottle                        45       Senior Vice President - Production
A. Wayne Hennecke                        42       Vice President - Finance
J. Marc Lewis                            47       Vice President
Rodger L. Ehrlish                        48       Vice President and Treasurer

     Mikel D. Faulkner has served as Chairman of the Board of Harken since February 1991 and Chief Executive Officer of Harken since 1982. Mr. Faulkner previously served as President of Harken between 1982 and 1993.

     Bruce N. Huff has served as a Director of Harken since August 1996. Mr. Huff has served as President of Harken since April 1998 and as Chief Operating Officer since June 2000. Mr. Huff had previously served as Senior Vice President and Chief Financial Officer since 1990.

     Stephen C. Voss has served as Vice Chairman of Harken since June 2000 and as a Director of Harken since July 1997. Mr. Voss has served as Executive Vice President and Chief Operating Officer of Harken since December 1998. Mr. Voss had previously served as Senior Vice President of Harken since 1990. Mr. Voss has also served since 1990 as President of Harken International, Ltd., a wholly-owned subsidiary of Harken.

     James W. Denny, III has served as Executive Vice President - Operations since October 1999. From 1998 to October 1999, Mr. Denny served as Senior Engineer/Operations Manager for XPLOR Energy, Inc.

From 1995 to 1998, Mr. Denny served as Vice President, Operations & Exploration for Polaris Exploration Corporation.

     Anna M. Williams has served as Senior Vice President - Finance and Chief Financial Officer since June 2000. Ms. Williams has served as Vice President - International Finance since 1998 and as International Finance Manager since 1996. Prior to joining Harken, Ms. Williams worked with Arthur Andersen, LLP in the audit division.

     Larry E. Cummings has served as Vice President, Secretary and General Counsel of Harken since 1983. Mr. Cummings previously served as Senior Legal Counsel and Vice President of Land for Harken from 1978 to 1983.

     Richard O. Cottle has served as Senior Vice President - Production since October 1999. Since joining Harken in 1994, Mr. Cottle has served as Vice President of Operations and as Operations Manager for Harken Southwest Corporation, a wholly-owned subsidiary of Harken.

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

     Rodger L. Ehrlish has served as Vice President and Treasurer of Harken since April 2000. Mr. Ehrlish has been employed by Harken since 1996 and previously served as Treasurer and Tax Manager. Prior to 1996, Mr. Ehrlish was a C.P.A. in private practice.


Cautionary Statements

     Certain statements contained in this Annual Report, including statements of Harken management's current expectations, intentions, plans and beliefs, and statements containing the words "believes," "anticipates," "estimates," "expects," "intends", or "may," are forward-looking statements, as defined in
Section 21D of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance, timing or achievements of Harken to be materially different from any results, performance, timing or achievements expressed or implied by such forward-looking statements. Additional cautionary statements include, among others, the following:

Harken's oil and gas exploration, development and production activities are subject to various industry operating risks

     Harken's oil and gas operations will be subject to the economic risks typically associated with exploration, development and production activities, including the necessity of significant expenditures to locate and acquire producing properties and to drill exploratory wells. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause Harken's exploration, development and production activities to be unsuccessful potentially resulting in abandoning the particular well. This could result in a total loss of Harken's investment. In addition, the cost and timing of drilling, completing and operating wells is often uncertain.

   Crude oil, natural gas, condensate, and other oil and gas products generally are sold to other oil and gas companies, government agencies and other industries. The availability of ready markets for oil and gas that might be discovered by Harken and the prices obtained for such oil and gas depend on many factors beyond Harken's control, including the extent of local production and imports of oil and gas, the proximity and capacity of pipelines and other transportation facilities, fluctuating demands for oil and gas, the marketing of competitive fuels, and the effects of governmental regulation of oil and gas production and sales. Natural gas associated with economic oil production is often not economically marketable due to the above demand or transportation limitations and is often flared at the producing wellsite. Pipeline facilities do not exist in certain areas of exploration and, therefore, any actual sales of discovered oil and gas might be delayed for extended periods until such facilities are constructed.

   Harken's oil and gas business is also subject to all of the operating risks normally associated with the exploration for and production of oil and gas, including, without limitation, blowouts, cratering, pollution, earthquakes, labor disruptions and fires, each of which could result in substantial losses to Harken due to injury or loss of life and damage to or destruction of oil and gas wells, formations, production facilities or other properties. In accordance with customary industry practices, Harken maintains insurance coverage limiting financial loss resulting from certain of these operating hazards. Losses and liabilities arising from uninsured or underinsured events could reduce revenues and increase costs to Harken. There can be no assurance that any insurance will be adequate to cover losses or liabilities. Harken cannot predict the continued availability of insurance, or its availability at premium levels that justify its purchase.

The trading price of Harken common stock may be significantly affected by the results of drilling activity in Colombia and Costa Rica

   Harken believes that the price of its common stock may fluctuate significantly based upon the success or failure of each well that Harken drills in Colombia and Costa Rica. Based in part on the results of such drilling activity, the market price of Harken's common stock declined significantly in 1999 and 2000. During the past two years, Harken's common stock has ranged from a high of $23.75 per share to a low of $2.375 per share.

Harken's oil and gas operations in less developed oil and gas industries such as Colombia and Costa Rica involve substantial costs and are subject to various economic risks

   The oil and gas industries in Colombia and Costa Rica are not as developed as the oil and gas industry in the U.S. As a result, Harken's drilling and development operations in many instances take longer to complete and often cost more than similar operations in the U.S. The availability of technical expertise, specific equipment and supplies may be more limited in Colombia and Costa Rica than in the U.S. Harken expects that such factors will continue to subject Harken to economic and operating risks not experienced in the U.S.

   Harken follows the full cost method of accounting for exploration and development of oil and gas reserves whereby all acquisition, exploration and development costs are capitalized. Costs related to acquisition, holding and initial exploration of contracts in countries with no proved reserves are initially capitalized, including internal costs directly identified with acquisition, exploration and development activities. If Harken abandons all exploration efforts in a country where no proved reserves are assigned, all acquisition and exploration costs associated with the country are expensed. Harken's assessments of whether its investment within a country are impaired and whether exploration activities within a country will be abandoned are made from time to time based on its review and assessment of drilling results, seismic data and other information it deems relevant. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expense are difficult to predict.

If estimates of Harken's oil and gas reserve information are adjusted, Harken's financial condition may suffer

     Harken's proved oil and gas reserve information is based upon criteria mandated by the Securities and Exchange Commission ("SEC") and represents only estimates. Harken's actual production, revenues and expenditures with respect to such oil and gas reserves will likely be different from estimates and the differences may be material. If estimates of oil and gas reserves are greater than actual production amounts, or if actual production costs and expenditures are greater than estimates, Harken's business, financial condition, and results of operations may be negatively affected.

     Harken's reserve estimates of future production volumes are based on underlying estimates of the accumulation of oil and gas and the economic recoverability of those volumes. Petroleum engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions.

     Because all reserve estimates are to some degree subjective, each of the following items may prove to differ materially from those assumed in estimating reserves:

     .    the quantities of oil and gas that are ultimately recovered;

     .    the production and operating costs incurred;

     .    the amount and timing of future development expenditures; and

     .    future oil and gas sales prices.

     Furthermore, different reserve engineers may make different estimates of reserves and cash flows based on the same available data.

     The estimated discounted future net cash flows described in this Annual Report on Form 10-K should not be considered as the current market value of the estimated oil and gas reserves attributable to Harken's properties from proved reserves because such estimates are based on prices and costs as of the date of the estimate, in accordance with SEC requirements, while future prices and costs may be materially higher or lower.

Harken has a history of losses and may suffer losses in the future

     Harken has reported losses in each of the last five years including a net loss of $152,933,000 for the year ended December 31, 2000 which was primarily caused by the writedown of Harken's Colombian oil properties. Harken has reported cumulative net losses of approximately $222 million over the last five years. Harken's ability to generate net income is strongly affected by, among other factors, the market price of crude oil and natural gas. If the market price of crude oil and natural gas declines, Harken may report additional losses in the future. See discussion below of potential additional future writedowns in the event oil and gas prices decrease.

If estimated discounted future net cash flows decrease, Harken may be required to take additional writedowns

     Harken must periodically review the carrying value of its oil and gas properties under applicable full-cost accounting rules. These rules require a writedown of the carrying value of oil and gas properties if the carrying value exceeds the applicable estimated discounted future net cash flows from proved oil and gas reserves. Given the volatility of oil and gas prices, it is reasonably possible that the estimated discounted future net cash flows could change in the near term. If oil and gas prices decline in the future, even if only for a short period of time, it is possible that additional writedowns of oil and gas properties could occur. Whether Harken will be required to take such a charge will depend on the prices for oil and gas at the end of any quarter and the effect of reserve additions or revisions and capital expenditures during such quarter.

     Beginning in December 2000, and through the first half of the first quarter of 2001, Harken drilled the Olivo #2 well in Colombia. Due primarily to the recent results of the Olivo #2 well, and the corresponding significant reduction in Harken's proved undeveloped reserves on its Bolivar Association Contract area, and to a lesser extent due to a reduction in Harken's proved producing reserves due to recent production information, Harken recognized a non-cash charge in the amount of approximately $156.4 million as of December 31, 2000. Such amount represents a writedown of the carrying value of Harken's Colombian evaluated oil properties.

If Harken fails to comply with the terms of a Colombia Association Contract or the Costa Rica Contract, it could lose its rights under each of those Contracts

     Terms of each of the Association Contracts and the Costa Rica Contract commit Harken to perform certain activities in accordance with a prescribed timetable. Failure by Harken to perform those activities as required could result in Harken losing its rights under the particular Contract, which could potentially have a material adverse effect on Harken's business. As of March 29, 2001, Harken was in compliance with the requirements of each of the Association Contracts and the Costa Rica Contract, as amended and/or waived.

Harken may be unable to obtain additional financing for its Middle American activities, which could restrict its operations

     Harken anticipates that full development of its existing and future oil and gas discoveries in Colombia and Costa Rica may take several years and may require extensive production and transportation facilities requiring significant additional capital expenditures. If Harken is unable to timely obtain adequate funds to finance these investments, it could limit or substantially delay Harken's ability to develop its oil and gas reserves. In such a case, Harken's business and results of operations could suffer.

     Harken has an obligation with MKJ to contribute an additional $4 million to HCRH over the next year to fund the initial minimum work program obligations under the Costa Rica Contract if a joint venture partner is not obtained. If Harken does not make this additional contribution, its ownership interest in HCRH could be reduced from 80% to 40% on a sliding scale basis.

     Harken is seeking additional joint venture partner participation for its Costa Rica work program obligations prior to drilling the Moin #2 well. There can be no assurances that Harken will obtain a joint venture partner. Failure to obtain such joint venture partner could prevent or delay Harken's ability to develop its Costa Rica Contract.

     Harken cannot predict the ultimate amount of expenditures for its Middle American operations. Harken anticipates that amounts required to fund its Middle American activities will be funded from its existing cash balances, asset sales, stock issuances, production payments, operating cash flows and from joint venture partners. Harken can not assure you that it will have adequate funds available to it to fund its Middle American activities.

Harken may issue additional shares of common stock which may dilute the value of Harken common stock to current stockholders and may adversely affect the market price of Harken's common stock.

     Harken may be required to issue up to approximately 5.8 million shares of common stock as a result of its outstanding warrants, stock options, convertible notes and preferred stock which could become exercised or converted, particularly in the event of an increase in the market price of Harken common stock. If Harken issues additional shares, it could result in significant dilution in your ownership position in Harken. In addition, Harken could elect to issue a significant number of additional shares of common stock for financing or other purposes which could have an adverse effect on the market price of the common stock.

     There are currently several registration statements with respect to the common stock that are or will become effective, pursuant to which certain selling stockholders of Harken may sell up to an aggregate of 3,822,323 shares of common stock. If the selling stockholders named in such registration statements sell all of the shares of common stock registered pursuant to such registration statements, such sales could cause an adverse effect on the market price of the common stock.

Harken's operations in Colombia, Costa Rica and other foreign countries will be subject to political, economic and other uncertainties

     Harken conducts significant operations in Colombia and Costa Rica, and may also conduct operations in other foreign countries in the future. At December 31, 2000, approximately 13% of Harken's proved reserves were related to Harken's Colombian operations. Operations in foreign countries, particularly in the oil and gas business, are subject to political, economic and other uncertainties, including:

     . the risk of war, revolution, border disputes, expropriation, renegotiation or modification of existing contracts, import, export and transportation regulations and tariffs resulting in loss of revenue, property and equipment;

     . taxation policies, including royalty and tax increases and retroactive tax claims;

     . exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over Harken's international operations;

     . laws and policies of the United States affecting foreign trade, taxation and investment; and

     . the possibility of having to be subject to the exclusive jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States.

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

Guerrilla activity in Colombia could disrupt or delay Harken's operations, and Harken has concerns about safeguarding its operations and personnel in Colombia.

     From time to time, guerilla activity in Colombia has delayed Harken's projects there. This guerilla activity has increased over the last few years, causing delays in the development of Harken's fields in Colombia. Guerilla activity has also from time to time slowed Harken's ability to put workers in the field, and has affected Harken's operations by implementing road blockades and similar actions. In addition, it is possible that guerillas could attempt to disrupt the flow of Harken's production through pipelines. In addition, Harken's concerns over safeguarding its operations and personnel in Colombia have increased dramatically with the recent occurrences of threats of violence throughout the country. In addition to these security issues, Harken has also become the subject of media focus in Colombia that may further complicate its security position in the country.

     Harken and the Colombian government have taken steps to maintain security and favorable relations with the local population. These steps have included the hiring of security to patrol Harken's facilities, and programs to provide local communities with health and educational assistance. Harken expects that it will be required to continue these steps throughout the term of its interest in Colombia.

     Harken's operating plans in Colombia are continuing, subject to the ongoing monitoring of these security developments. Harken is also currently analyzing and upgrading its security procedures and has initiated action to expand security measures for both personnel and field operations. Harken cannot assure you that these attempts to reduce or prevent guerilla activity will be successful or that guerilla activity will not disrupt operations in the future. Harken also cannot assure you that it will be successful in maintaining the safety of its operations and personnel in Colombia from violence there or that this violence will not affect its operations in the future. Continued or heightened security concerns in Colombia could also adversely effect Harken's interests, which could potentially have a material adverse effect on Harken's business.

If the United States imposes economic or trade sanctions on Colombia, Harken's operations in Colombia may be adversely affected

     Colombia is among several nations whose progress in stemming the production and transit of illegal drugs is subject to annual certification by the President of the United States. The President of the United States has announced that Colombia would be certified. There can be no assurance that, in the future, Colombia will receive certification or a national interest waiver. The consequences of the failure to receive certification or a national interest waiver generally include the following: all bilateral aid, except anti-narcotics and humanitarian aid, would be suspended; the Export-Import Bank of the United States and the Overseas Private Investment Corporation would not approve financing for new projects in Colombia; U.S. representatives at multilateral lending institutions would be required to vote against all loan requests from Colombia, although such votes would not constitute vetoes; and the President of the United States and Congress would retain the right to apply future trade sanctions. Each of these consequences could result in adverse economic consequences in Colombia and could further heighten the political and economic risks associated with Harken's operations in Colombia. Any changes in the holders of significant government offices could have adverse consequences on Harken's relationship with the Colombian national oil company and the Colombian government's ability to control guerrilla activities and could exacerbate the factors relating to foreign operations discussed above.

     If the United States were to impose sanctions on Colombia, it could affect Harken's ability to obtain the financing it needs in order to develop its Colombian properties. The imposition of sanctions on Colombia could also cause Colombia to retaliate against Harken, including by nationalizing Harken's Colombian assets. Accordingly, imposition of the foregoing economic and trade sanctions on Colombia could materially affect the performance of Harken's common stock and its long-term financial results. We can not assure you the United States will not impose sanctions on Colombia in the future or predict the effect in Colombia that these sanctions might cause.

Harken could suffer losses from exchange rate fluctuations

     Harken accounts for its Colombian and Costa Rican operations using the U.S. dollar as its functional currency. The costs associated with Harken's exploration efforts in Colombia and Costa Rica have typically been denominated in U.S. dollars. Harken expects that a substantial portion of its future Colombian revenues may be denominated in Colombian pesos. To the extent that the amount of Harken's revenues denominated in Colombian pesos is greater than the amount of costs denominated in Colombian pesos, Harken could suffer a loss if the value of the Colombian peso were to drop relative to the value of the U.S. dollar, which could have a material adverse effect on Harken's results of operations.

Drilling oil and gas wells in Colombia and Costa Rica could be hindered by hurricanes and other operating risks

     Harken's operations in Colombia and Costa Rica are subject to risks from hurricanes and other natural disasters. Damage caused by hurricanes or other operating hazards could result in substantial losses to Harken. The occurrence of such an event that is not fully covered by insurance could have a material adverse effect on the financial position and results of operations of Harken.

Harken may issue shares of preferred stock with greater rights than its common stock

     Harken is permitted under its charter to issue up to ten million shares of preferred stock. Harken can issue shares of its preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from its common stockholders. Any preferred stock that is issued by Harken may rank ahead of its common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than its common stock. During the last six months of 2000, Harken issued 158,155 shares of Series G1 Preferred stock in private placement transactions exempt from registration under the Securities Act of 1933. This preferred stock has rights senior to Harken common stock with respect to dividends and liquidation. In addition, such preferred stock may be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price of Harken's common stock.

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

Harken faces strong competition from larger oil and gas companies

     The exploration and production business is highly competitive. Many of Harken's competitors have substantially larger financial resources, staffs and facilities than Harken. Harken's competitors in Colombia and Costa Rica include such major oil and gas companies as BP Amoco, Exxon/Mobil, Texaco, Conoco, Shell and Arco. These major oil and gas companies are often better positioned to obtain the rights to exploratory acreage that Harken competes for.

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

     In Costa Rica, due to the country's high attention to the protection of its ecological areas and environment, Harken's operations may be subject to much greater control, scrutiny and restrictions than are usually encountered in international exploration operations. Due to such additional regulations and requirements in Costa Rica, Harken may likely encounter further delays in its operations, future challenges to the implementation of its Costa Rica Contract and significant increases in its projected costs.


Properties and Locations

     Production and Revenues -- The following table shows, for the periods indicated, operating information attributable to Harken's oil and gas interests:

                                                                     Domestic
                                                              Year Ended December 31,
                             ---------------------------------------------------------------------------------------------
                                 1996               1997                 1998                 1999              2000
                             -------------     -------------        -------------         -------------      -------------
Production:
  Oil (Bbls)                     370,000           416,000              433,000               510,000            529,000
  Natural Gas (Mcf)            1,409,000         1,922,000            2,063,000             2,847,000          4,012,000

Revenues:
  Oil                        $ 7,863,000       $ 8,029,000           $5,508,000           $ 9,188,000        $15,422,000
  Natural Gas                $ 3,611,000       $ 5,331,000           $4,373,000           $ 6,879,000        $16,178,000
                           -------------      ------------         ------------          ------------       ------------
    Total                    $11,474,000       $13,360,000           $9,881,000           $16,067,000        $31,600,000
                           =============      ============         ============          ============       ============

Unit Prices:
  Oil (per Bbl)              $     21.25       $     19.30           $    12.72           $     18.02        $     29.15
  Natural Gas (per Mcf)      $      2.56       $      2.77           $     2.12           $      2.42        $      4.03


  Production costs
   per equivalent barrel     $      7.33       $      7.58           $     7.36           $      7.84        $     10.10
  Amortization per
   equivalent barrel         $      5.58       $      6.60           $     6.03           $      5.41        $      6.43

                                                                     Colombia
                                                                Year Ended December 31,
                             ---------------------------------------------------------------------------------------------
                                 1996               1997                 1998                 1999              2000
                             -------------     -------------        -------------         -------------      -------------
Production:
  Oil (Bbls)                           -                 -               61,000               248,000            460,000
  Natural Gas (Mcf)                    -                 -                    -                     -                  -

Revenues:
  Oil                        $         -       $         -           $  538,000           $ 3,026,000       $ 10,649,000
  Natural Gas                $         -       $         -           $        -           $         -       $          -
                           -------------      ------------         ------------          ------------       ------------
    Total                    $         -       $         -           $  538,000           $ 3,026,000       $ 10,649,000
                           -------------      ------------         ------------          ------------       ------------

Unit Prices:
  Oil (per Bbl)              $         -       $         -           $     8.82           $     12.20       $      23.15
  Natural Gas (per Mcf)      $         -       $         -           $        -           $         -       $          -
  Production and
    transportation costs
    per equivalent barrel    $         -       $         -           $     4.39           $      4.90       $       4.96

  Amortization per
    equivalent barrel        $         -       $         -           $     1.04           $      3.52       $       9.45

     Acreage and Wells -- At December 31, 2000, Harken owned interests in the following oil and gas wells and acreage.

                                   Domestic


                        Gross Wells              Net Wells              Developed Acreage        Undeveloped Acreage
                  ---------------------    ---------------------      ---------------------     ---------------------
State               Oil          Gas         Oil           Gas          Gross         Net         Gross         Net
                  ---------   ---------    ---------   ---------      ---------    ---------    ---------   ---------
Alabama              1            -          0.30             -           160           48             -            -
Arkansas            51            -         21.94             -         4,601        2,194             -            -
Mississippi          -            -             -             -             -            -        17,156       16,493
New Mexico           -           13             -          6.50           320          160             -            -
Texas              236          181        214.46        137.07        39,941       24,099        14,546        4,432
Louisiana           58           15         39.34          4.29         9,424        4,605        21,258       13,580
Wyoming              -            -             -             -             -            -        48,641       18,776
           -----------   ----------   -----------   -----------   -----------   ----------   -----------   ----------
 Total             346          209        276.04        147.86        54,446       31,106       101,601       53,281
           ===========   ==========   ===========   ===========   ===========   ==========   ===========   ===========


                                   Colombia

                       Gross Wells              Net Wells                Developed Acreage       Undeveloped Acreage
                  ---------------------    ---------------------      ----------------------    ---------------------
Contract Area       Oil         Gas           Oil          Gas          Gross         Net         Gross       Net
                  ---------   ---------    ---------   ---------      ---------    ---------    ---------   ---------
Alcaravan            1            -          0.80             -         2,253        1,127        98,747       49,374

Bocachico            2            -          1.44             -         7,835        3,918       184,165       92,083

Bolivar              2            -          1.60             -         1,953        1,953       248,047      124,024
Cambulos             -            -             -             -             -            -        41,000       20,500
Los Olmos            -            -             -             -             -            -       374,000      187,000
           -----------   ----------   -----------   -----------   -----------   ----------   -----------   ----------
  Total              5            -          3.84             -        12,041        6,998       945,959      472,981
           ===========   ==========   ===========   ===========   ===========   ==========   ===========   ===========

     Subsequent to December 31, 2000, Harken relinquished all of its Cambulos Contract acreage and all but 54,700 gross acres of its Bocachico Contract area.



                                   Costa Rica



                       Gross Wells              Net Wells               Developed Acreage        Undeveloped Acreage
                  ---------------------    ---------------------      ----------------------    ---------------------
                    Oil         Gas           Oil          Gas          Gross         Net         Gross       Net
                  ---------   ---------    ---------   ---------      ---------    ---------    ---------   ---------
Costa Rica            -             -           -            -               -           -       1,400,000   1,120,000

     Drilling Activity -- A well is considered "drilled" when it is completed. A productive well is completed when permanent equipment is installed for the production of oil or gas. A dry hole is completed when it has been plugged as required and its abandonment is reported to the appropriate government agency. International activity relates to Harken's Colombian operations. Colombian net wells drilled information is reflected net of certain development finance and operating agreements, and does not consider any potential future participation by Ecopetrol. The following tables summarize certain information concerning Harken's drilling activity:

                                   Domestic

                                                      Number of Gross Wells Drilled
                    -------------------------------------------------------------------------------------------------
                              Exploratory                      Developmental                       Total
                    ---------------------------------  -----------------------------   ------------------------------
                       Productive         Drilled        Productive        Drilled        Productive       Drilled
                   -----------------  ---------------  --------------- -------------   --------------- --------------
1998                         2              2                  8             8                10            10
1999                         4              4                  3             3                 7             7
2000                         3              6                 13            13                16            19
                    ---------------    -----------    ---------------    ----------    --------------    ----------
Total                        9             12                 24            24                33            36
                    ===============    ===========    ===============    ==========    ==============    ==========



                                                   Number of Net Wells Drilled
                 -----------------------------------------------------------------------------------------------
                           Exploratory                   Developmental                        Total
                 -----------------------------   ------------------------------  -------------------------------
                    Productive      Drilled         Productive        Drilled       Productive        Drilled
                 --------------  -------------   ---------------   ------------  --------------   --------------
1998                    0.02           0.02             1.00            1.00              1.02           1.02
1999                    0.94           0.94             0.41            0.41              1.35           1.35
2000                    0.68           1.59             2.49            2.49              3.17           4.08
                   ------------   ------------      ------------    ------------      ------------   ------------
 Total                  1.64           2.55             3.90            3.90              5.54           6.45
                   ============   ============      ============    ============      ============   ============


                                   Colombia

                                                   Number of Gross Wells Drilled
                     ----------------------------------------------------------------------------------------
                              Exploratory                  Developmental                     Total
                     ----------------------------- --------------------------   -----------------------------
                       Productive      Drilled       Productive      Drilled       Productive      Drilled
                     --------------  ------------- ------------  -------------  -------------    ------------
1998                        3              4             --             --              3              4
1999                       --              1             --             --             --              1
2000                       --             --             --             --             --             --
                     ------------   ------------   ------------   ------------   ------------   ------------
  Total                     3              5             --             --              3              5
                     ============   ============   ============   ============   ============   ============

                                                    Number of Net Wells Drilled
                     ---------------------------------------------------------------------------------------
                              Exploratory                  Developmental                     Total
                     --------------------------   ----------------------------   ---------------------------
                       Productive      Drilled       Productive      Drilled       Productive      Drilled
                     -------------- -----------   -------------- -------------   -------------   -----------
1998                         3.00           3.50             --             --            3.00          3.50
1999                           --           1.00             --             --             --           1.00
2000                           --             --             --             --             --             --
                        ------------   ------------    ------------    ------------  ------------   ------------
  Total                      3.00           4.50             --             --           3.00           4.50
                        ============   ============    ============    ============  ============   ============


Employees

     As of December 31, 2000, Harken had 100 employees. Harken has experienced no work stoppages or strikes as a result of labor disputes and considers relations with its employees to be satisfactory. Harken maintains group life, medical, dental, surgical and hospital insurance plans for its employees.



ITEM 2. PROPERTIES

     See "Item 1. Business" for discussion of oil and gas properties and locations.

     Harken and Harken de Colombia, Ltd. have offices in Houston, Texas, Southlake, Texas and Bogota, Colombia. Harken leases approximately 26,900 square feet of office space in Houston, Texas, which lease runs through July 2004, approximately 2,200 square feet in Southlake, Texas, which runs through May 2004, and approximately 9,700 square feet of office space in Bogota, Colombia, which lease runs through April 2001.


ITEM 3. LEGAL PROCEEDINGS

     In September 1997, Harken Exploration Company, a wholly-owned subsidiary of Harken, was served with a lawsuit filed in U.S. District Court for the Northern District of Texas, Amarillo Division, styled D. E. Rice and Karen Rice, as
                                             -----------------------------
Trustees for the Rice Family Living Trust ("Rice") vs. Harken Exploration
-------------------------------------------------------------------------
Company. In the lawsuit, Rice alleges damages resulting from Harken Exploration
-------
Company's alleged spills on Rice's property and has claimed that the Oil Pollution Act ("OPA") should be applied in this circumstance. Harken believes that this position as well as the entire lawsuit is without merit. In October 1999, the trial court granted Harken's Motion for Summary Judgment that the OPA did not apply and dismissed the Rice claim under it. Rice has appealed the trial court's summary judgment to the U.S. Fifth Circuit Court of Appeals. The appellate court's decision is not expected to be issued until the second quarter of 2001. In Harken management's opinion, the results of the lawsuit and appeal will not have a material adverse effect on Harken's financial position.

     Search Acquisition Corp. ("Search Acquisition"), a wholly-owned subsidiary of Harken, is a defendant in a lawsuit filed by Petrochemical Corporation of America and Lorken Investments Corporation (together, "Petrochemical"). This lawsuit arises out of Petrochemical's attempt to enforce a judgment of joint and several liability entered in 1993 against a group of twenty limited partnerships known as the "Odyssey limited partnerships." Petrochemical claims that Search Exploration, Inc. is liable for payment of the judgment as the successor-in-interest to eight Odyssey limited partnerships. Search Acquisition was the surviving corporation in the 1995 merger with Search Exploration, Inc. On February 28, 1996, the court granted Search Acquisition's motion for summary judgment. On July 3, 1998, the Fifth District Court of Appeals for the State of Texas reversed the trial court's summary judgment and remanded the case to the trial court. It is anticipated that this trial will take place in the second quarter of 2001. Although the ultimate outcome of this litigation is uncertain, Harken believes that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken's financial condition.

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

     On March 8, 2000, Harken was named as a third party defendant in an action styled State of Texas vs. Amber Refining, Inc., Paradigm Properties Management,
       ------------------------------------------------------------------------
Inc., Amber Terminal, Inc., Texas 150 Business Park, Inc., Edward A. Shaw, ESCM
-------------------------------------------------------------------------------
& Associates, Restructure Petroleum Marketing, Inc., and EZ Serve Corporation,
------------------------------------------------------------------------------
Inc., Case No. 97-05966 pending in the 261/st/ District Court for Travis County,
------
Texas. This is an action brought by the State of Texas against the owners of a refinery and refined products terminal facility located in Fort Worth, Texas. Harken entered into a settlement agreement in December of 2000 and January 2001 with the third party plaintiffs which provided for dismissal of the third party claims against Harken. Harken believes that it has no liability in this matter.

     In September 2000, the Constitutional Chamber of the Supreme Court in Costa Rica voted, subject to a final judgment from the Court, to nullify the original bid award of the Costa Rica concession to MKJ. The relief was sought on behalf of the indigenous people of the concession region who maintain that they were not adequately consulted by the government prior to offering the exploration acreage for tender. The vote set aside the original award, required the Costa Rican Ministry of Environment and Energy ("MINAE") to consult with the indigenous groups regarding its activities and imposed certain other requirements upon MINAE. In November 2000, the Constitutional Chamber of the Costa Rican Supreme Court clarified its judgment and ruled that the nullification of the Costa Rica bid award only affected the portion of the onshore Blocks 2 and 4 that are designated as reservations for indigenous people groups, representing only about 10% of the Costa Rica Contract acreage. The Court's judgment, as clarified, does not affect the offshore portion of the Contract, Blocks 3 and 12. With regard to the contested portions of onshore Blocks 2 and 4, the Costa Rica Contract was subsequently amended to formally relinquish these contested onshore areas.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     Since March 18, 1991, Harken common stock has been listed on the American Stock Exchange and traded under the symbol HEC. At December 31, 2000, there were approximately 3,303 holders of record of Harken common stock.

     The following table sets forth, for the periods indicated, the reported high and low closing sales prices of Harken common stock on the American Stock Exchange Composite Tape, as restated for the effect of the one-for-ten reverse stock split effected on November 7, 2000.

                                                            Prices
                                              -----------------------------------
                                                 High                     Low
                                              -----------              ----------
      1999 --     First Quarter                  $21.25                   $14.38
                  Second Quarter                  23.75                    16.25
                  Third Quarter                   19.38                    10.00
                  Fourth Quarter                  11.88                     7.50
      2000 --     First Quarter                  $15.00                   $ 6.25
                  Second Quarter                  10.00                     5.63
                  Third Quarter                    9.38                     6.25
                  Fourth Quarter                   6.88                     2.38


Dividends

          Harken has not paid any cash dividends on common stock since its organization and it is not contemplated that any cash dividends will be paid on shares of common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                            1996           1997            1998           1999           2000
                                                       -------------- --------------  -------------- -------------- --------------
Revenues                                               $  13,921,000  $   18,768,000  $  19,770,000  $  23,456,000  $   44,395,000
Loss before extraordinary items                        $    (341,000) $     (284,000) $ (55,787,000) $ (12,295,000) $ (160,671,000)
Net loss                                               $    (341,000) $     (284,000) $ (55,787,000) $ (12,845,000) $ (152,933,000)
Basic and diluted loss per common share (2):
   Loss before extraordinary items                     $       (0.04) $        (0.03) $       (4.42) $       (1.44) $        (9.55)
                                                       -------------- --------------  -------------- -------------- --------------
   Net loss                                            $       (0.04) $        (0.03) $       (4.42)$        (1.48) $        (9.09)
                                                       ============== ==============  ============== ============== ==============
Current assets                                         $  49,838,000  $  126,392,000  $ 144,163,000  $  32,178,000  $   29,144,000
Current liabilities                                    $   6,061,000  $   15,752,000  $  20,426,000  $  11,202,000  $   13,877,000
                                                       -------------- --------------  -------------- -------------- --------------
Working capital                                        $  43,777,000  $  110,640,000  $ 123,737,000  $  20,976,000  $   15,267,000
                                                       ============== ==============  ============== ============== ==============
Total assets                                           $ 123,000,000  $  238,780,000  $ 320,116,000  $ 298,785,000  $  145,347,000
Long-term obligations:
   Convertible notes                                   $  38,600,000  $   39,880,000  $  85,000,000  $  95,869,000  $   69,940,000
   Development finance obligation                      $           -  $   25,740,000  $  38,552,000  $   1,302,000  $            -
   Bank credit facilities                              $           -  $            -  $           -  $  10,500,000  $    9,937,000
   Other long-term obligations                         $           -  $            -  $           -  $   5,078,000  $    4,917,000
                                                       -------------- --------------  -------------- -------------- --------------
     Total                                             $  38,600,000  $   65,620,000  $ 123,552,000  $ 112,749,000  $   84,794,000
                                                       ============== ==============  ============== ============== ==============
Stockholders' equity                                   $  78,339,000  $  157,408,000  $ 176,138,000  $ 174,834,000  $   46,676,000
Series F preferred stock outstanding (4)                           -               -         15,000              -               -
Series G1 preferred stock outstanding (5)                          -               -              -              -         158,155
Weighted average common shares outstanding (1) (2)         8,502,189      10,908,770     13,025,273     14,413,517      16,863,610
Proved reserves at end of year (3):
   Bbls of oil                                             7,389,000      13,088,000     31,522,000     29,678,000       6,794,000
   Mcf of gas                                             34,160,000      33,293,000    108,451,000     52,818,000      54,836,000
   Future net cash inflows                             $ 234,164,000  $  144,543,000  $ 226,974,000  $ 451,118,000  $  421,634,000
   Present value (discounted at 10% per year)          $ 142,243,000  $   90,580,000  $ 144,851,000  $ 280,427,000  $  264,697,000

(1) Harken has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", effective December 15, 1997, and as a result restated certain prior year weighted average common shares outstanding calculations.
(2) Loss per share amounts and weighted average common shares outstanding calculations reflect the impact of a one-for-ten reverse stock split which was effective November 7, 2000.
(3) These estimated reserve quantities, future net revenues and present value figures are related to proved reserves located in the United States and Colombia. No consideration has been given to probable or possible reserves. Oil and gas year end prices were held constant except where future price increases were fixed and determinable under existing contracts and government regulations. Due primarily to the significant decline in Harken's estimated present value of future net cash flows as a result of low oil and gas prices during 1998, Harken recorded a non-cash valuation allowance on its domestic oil and gas properties of approximately $50.5 million during the year ended December 31, 1998. Due primarily to a significant reduction in Harken's proved undeveloped oil reserves on its Bolivar Association Contract in Colombia, Harken recorded a non-cash valuation allowance of approximately $156.4 million during the year ended December 31, 2000.
(4) See "Notes to Consolidated Financial Statements, Note 9 - Stockholders' Equity" contained in Part II, Item 8, for a discussion of Harken Series F Preferred Stock.
(5) See "Notes to Consolidated Financial Statements, Note 9 - Stockholders' Equity" contained in Part II, Item 8, for a discussion of Harken Series G1 Preferred Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     The year ended December 31, 2000 marked a year in which Harken continued its significant capital investment activities and began to reflect the increased revenues and cash flows from those investments. While drilling activities in Colombia were decreased compared to the past several years, Harken's domestic capital investment strategy moved from a property and prospect acquisition operation to an active exploration and development drilling effort, resulting in Harken drilling or participating in the drilling of 19 domestic wells. This new emphasis resulted in Harken investing more domestic exploration and development capital than in the past four years combined, and along with the impact of the 1999 merger with XPLOR Energy, Inc., contributed to Harken's most significant domestic production year in its history. The increased domestic production volumes, along with Harken's increased Colombian production, was well timed with favorable oil and gas pricing during the year, which the industry continues to experience throughout the first quarter of 2001. The resulting increase in revenues and cash flows should additionally be bolstered by Harken's recent drilling success domestically, which will partially offset the production decrease resulting from recent property sales. In Colombia, the new Estero #2 well, drilled in the first quarter of 2001, will tie-in to existing facility and flowline installations, and contribute to Harken's operations for much of 2001, pending efforts to increase transportation capacity.

     Beginning in December 2000, and through the first half of the first quarter of 2001, Harken drilled the Olivo #2 well in Colombia. Due primarily to the recent results of the Olivo #2 well and the corresponding significant reduction in Harken's proved undeveloped reserves on its Bolivar Association Contract area, Harken recognized a non-cash charge in the amount of approximately $156,411,000 as of December 31, 2000, to writedown the carrying value of Harken's Colombian oil properties. Following the recent drilling efforts, Harken has further narrowed its Colombian focus, reducing its gross acreage in Colombia to approximately 780,000 acres from 958,000 acres as of December 31, 2000. Harken's retained acreage includes all of its discoveries and proved reserves associated with its Buturama and Palo Blanco fields on the Bolivar and Alcaravan Association Contracts, respectively. The latest drilling and exploration efforts in Colombia during the first part of 2001 mark the fulfillment of much of Harken's annual work program obligations for 2001 in Colombia, certain of which had been extended through negotiations with Ecopetrol. Plans for future capital expenditures in Colombia are now directed toward development activities on Harken's productive fields or to fulfill remaining work program obligations on its remaining Association Contracts. Harken continues to pursue with Ecopetrol additional Association Contract acreage that is also adjacent to producing fields in Colombia. Pending the receipt of required environmental drilling permit, Harken also plans to drill its first obligation well in Costa Rica, the Moin #2, and is seeking additional joint venture partner participation prior to drilling the well.

     The writedown of Colombian oil properties at December 31, 2000 discussed above had no impact on Harken's net working capital or its operating cash flows. Although Harken has no significant debt obligation maturities until 2003, Harken took steps during the year to repurchase for cash, or exchange for common stock, certain of its European Notes outstanding, reducing its convertible debt balances from $95.9 million at December 31, 1999 to $69.9 million at December 31, 2000. Approximately $15.5 million of additional capital was raised during the year from common and preferred placements and Harken intends to raise additional capital during 2001 through additional equity offerings, additional sales of domestic properties, joint venture partner participation, or the use of its existing bank loan facility. Such capital will be used to fund Harken's continuing domestic drilling program as well as its Middle American activities, although Harken's operating plans in Colombia will continue subject to the ongoing monitoring of recent security developments.


                             RESULTS OF OPERATIONS

     The following table presents certain data for Harken's continuing operations for the years ended December 31, 1998, 1999 and 2000. A discussion follows of certain significant factors which have affected Harken's operating results during such periods. This discussion should be read in conjunction with Harken's Consolidated Financial Statements and related footnotes contained in
Part II, Item 8.

                                                                   Year Ended December 31,
                                                  ------------------------------------------------------
Domestic Exploration and
------------------------
Production  Operations                                1998                 1999                  2000
-----------------------                           ------------         -----------          ------------
  Oil sales revenues                               $5,508,000           $9,188,000           $15,422,000
     Oil volumes in barrels                           433,000              510,000               529,000
     Oil price per barrel                          $    12.72           $    18.02           $     29.15
  Gas sales revenues                               $4,373,000           $6,879,000           $16,178,000
     Gas volumes in Mcf                             2,063,000            2,847,000             4,012,000
     Gas price per Mcf                             $     2.12           $     2.42           $      4.03
  Gas plant revenues                               $  513,000           $  652,000           $   928,000

Middle American Exploration and
-------------------------------
Production Operations
---------------------
  Oil sales revenues                               $  538,000           $3,026,000           $10,649,000
     Oil volumes in barrels                            61,000              248,000               460,000
     Oil price per barrel                          $     8.82           $    12.20           $     23.15

Other Revenues
--------------
  Interest Income                                  $8,454,000           $3,693,000           $ 1,188,000
  Other Income                                     $  384,000           $   18,000           $    30,000

For the year ended December 31, 2000 compared with the prior year
-----------------------------------------------------------------

North American Operations

     Domestic oil and gas revenues during 2000 and 1999 relate primarily to the operations in the onshore and offshore areas of the Texas and Louisiana Gulf Coast, the Western and Panhandle regions of Texas, the Four Corners area primarily on the Navajo Indian Reservation, the Magnolia region of Arkansas and the Carlsbad region of New Mexico. During the fourth quarter of 2000, Harken sold its Four Corners operations and certain non-operated interests in the Texas Gulf Coast region. Such property dispositions will reduce future domestic production revenues to the extent not offset by new production generated by domestic drilling activities during the past year.

     Domestic oil revenues increased 68% to $15.4 million during 2000 compared to $9.2 million during 1999 primarily due to the increase in average oil prices, which averaged $11.13 more per barrel during 2000 compared to the prior year. Oil prices have continued to remain higher during the first quarter of 2001 compared to prices received during periods prior to 2000.

     Domestic gas revenues increased 135% to $16.2 million during 2000 compared to $6.9 million for the prior year due primarily to the increase in gas production as a result of the merger with XPLOR in August 1999. Gas production volumes during 2000 increased 41% compared to the prior year. The increased gas revenues were also due to the increase in average gas prices received during the year, as Harken received an overall average price of $4.03 per Mcf of gas production during 2000 compared to $2.42 per Mcf received during 1999. Traditionally, gas prices during the winter months are higher than prices received during the remainder of the year. However, gas prices have continued to remain higher during the first quarter of 2001 compared to prices received during the same period of the prior year.

     Gas plant revenues increased 42% from $652,000 during 1999 to $928,000 during the current year primarily due to increased liquids prices during the year. Most of Harken's gas plant revenue relates to its Four Corners operation, which was sold in December 2000.

     Domestic oil and gas operating expenses consist of lease operating expenses and gas plant expenses, along with a number of production and reserve based taxes. Domestic oil and gas operating expenses increased 57% to $12.1 million during 2000 compared to $7.7 million during the prior year primarily due to the increase in operating expenses from the above mentioned merger with XPLOR. Oil and gas operating expenses as a percentage of related oil and gas revenues remained approximately the same between 2000 and 1999. Harken is reviewing its existing domestic operations to identify specific properties for which operating expenses can be reduced.

     Harken expects that oil and gas production volumes generated as a result of its domestic drilling and workover activity will offset the normal production declines experienced in its operating areas. Harken's oil and gas production volumes during 2001 are expected to decrease due to recent property sales and could further decrease as Harken is currently continuing to review certain opportunities to sell additional non-strategic producing properties for cash. Harken expects that domestic oil and gas revenues will further benefit if crude oil and natural gas prices remain at current levels. Harken's oil and gas revenues are highly dependent upon product prices, which Harken is unable to predict.

Middle American Operations

     During 1999 and 2000, Harken's Middle American production operations consisted of production testing conducted on Harken's Bolivar and Alcaravan Association Contract areas in Colombia. Colombian oil revenues during the year have increased 252% from $3.0 million during 1999 to $10.6 million during 2000 due to increased production volumes and higher oil prices. In addition, beginning November 1999 and May 2000, pursuant to specific negotiations with Ecopetrol, Harken is receiving Ecopetrol's working interest share of monthly Bolivar and Alcaravan Contract area production, respectively. As such, Harken is now receiving 80% of gross production, compared to only 40% during most of 1999.

     During 2000, Harken's Estero #1 well sales of production were limited to approximately 1,000 gross barrels of oil per day due to pipeline constraints and pumping capacity. Harken's Catalina #1 and Olivo #1 wells on the Bolivar Contract area produced an average of a combined 800 gross barrels of oil per day during 2000. Harken's production volumes during 2001 will primarily remain dependent on existing well production, pipeline transportation capacity, pumping efficiency and the production level from Harken's recently drilled Estero #2 well.

     Due primarily to increased production, Middle American operating expenses have also increased from $1,214,000 during 1999 to $2,283,000 during 2000.

Interest and Other Income

     Interest and other income decreased during 2000 compared to the prior year due to Harken's usage of cash during 1999 and 2000 for capital expenditures, and the October 1999 purchase of certain development finance interests for $20 million. Harken generated approximately $3,693,000 of interest income during 1999, compared to approximately $1,188,000 of interest income during 2000. Harken's cash balances, which include investments in short-term marketable debt securities, have increased during the last half of 2000 despite its capital expenditure activity due to the issuance of shares of Harken common and preferred stock, as well as from domestic property sales. Future decreases in interest income could be mitigated by additional capital raising activities or property sales for cash.

Other Costs and Expenses

     General and administrative expenses increased to $13,223,000 during 2000 compared to $11,043,000 in 1999 primarily due to administrative expenses associated with Harken's new Costa Rica activities and its growing Colombian production operations. In addition, Harken added minimal administrative expenses as a result of the increased operations relating to the August 1999 merger with XPLOR. Harken also intends to continue to reduce general and administrative expenses by reducing staff.

     Depreciation and amortization expense increased significantly to $13,649,000 during 2000 compared to $6,848,000 in the prior year primarily due to downward revisions in Harken's Colombia proved reserves. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

     During the fourth quarter of 2000, Harken recorded a non-cash valuation allowance on its Colombian oil and gas properties of $156,411,000. The valuation allowance is based upon the present value, discounted at ten percent, of Harken's Colombian reserves, which declined primarily due to a significant reduction in Harken's proved undeveloped reserves on its Bolivar Association Contract following the recently drilled Olivo #2 well in Colombia, which was drilled during late December 2000 and during the early part of the first quarter of 2001. To a lesser extent, Harken's proved producing reserve volumes have also been reduced due to recent production information.

     Interest expense and other decreased to $5,297,000 during 2000 from $7,296,000 during the prior year primarily due to the conversion and purchase of the Development Finance Agreements during 1999 and early 2000 and due to repurchases of certain European Notes outstanding during 2000. Such decreases in interest expense were partially offset by the interest expense added from XPLOR and the Benz Convertible Notes, as well as the decrease in the amounts of interest capitalized to Harken's Colombian exploration activity, as such activity during 2000 was decreased compared to the prior year period.

     Related to the February 2000 transaction whereby Harken exchanged European Notes in the face amount of $6,000,000 plus accrued interest for 300,000 shares of Harken common stock, Harken reflected a charge to earnings of $2,068,000 related to the fair value of the shares of Harken common stock issued in excess of the number of shares which would have been issued pursuant to the $65.00 per share conversion price of the European Notes.

     During 2000, Harken repurchased a total of approximately $19 million face amount of European Convertible Notes for approximately $10.7 million cash plus transaction expenses. In connection with such repurchases, Harken has recorded $7,745,000 of extraordinary item gains during the year, which is net of a charge for related unamortized issuance costs.


For the year ended December 31, 1999 compared with the prior year
-----------------------------------------------------------------


North American Operations

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

     Gas plant revenues increased from $513,000 in 1998 to $652,000 in 1999 due to increased product prices and despite annual re-determination whereby HSW's interest in the Aneth Gas Plant was slightly reduced based on the volume of gas each owner processes through the plant.

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

     During portions of the production test which began in November 1999, Harken's Estero #1 well on the Alcaravan Contract area has produced at rates in excess of 3,000 gross barrels of oil per day, although sales of production were limited to approximately 1,000 gross barrels of oil per day due to pipeline constraints and pumping capacity. Harken's Catalina #1 and Olivo #1 wells on the Bolivar Contract area averaged a combined 1,450 gross barrels of oil per day during production testing. Harken did not produce from its Bocachico Contract area during 1999.

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

Other Costs and Expenses

     General and administrative expenses increased approximately $1.6 million (17% increase) during 1999 compared to 1998, primarily due to administrative expenses associated with Harken's growing Colombian operations. Also contributing to the increased expense were costs associated with Harken's May 1999 relocation of its corporate headquarters location to Houston, Texas, which resulted in employee severance and relocation expenses, in addition to the physical moving costs to relocate its offices. The relocation allowed Harken to consolidate its corporate offices with existing Houston office personnel, thereby gaining additional administrative efficiencies in the future. Harken also took steps during the last half of 1998 and during 1999 to reduce future general and administrative expenses by reducing staff. Also, Harken has taken steps to minimize the amount of administrative expenses added as a result of the increased operations relating to the above-mentioned XPLOR merger.

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

     During the fourth quarter of 1999, Harken identified certain oilfield equipment assets in Colombia that would not be utilized during 2000 due to changes in Harken's Colombian drilling plans. In addition, Harken made the decision to sell such oilfield equipment during 2000, beginning in the first quarter of 2000. Accordingly, Harken reflected a provision for asset impairment of $1,599,000 during 1999 to reduce the carrying value of such oilfield equipment assets to its current fair value of approximately $4,167,000.

     Interest expense and other increased during 1999 compared to the prior year period primarily due to the decrease in the amounts of interest capitalized to Harken's Colombian exploration activity, due to reduced drilling activity during 1999. In addition, Harken added interest expense during 1999 related to the long-term bank debt facility associated with XPLOR.


                        LIQUIDITY AND CAPITAL RESOURCES


Capital Sources

     Harken's working capital at December 31, 2000 was approximately $15.3 million, compared to approximately $21.0 million at December 31, 1999. The decrease in working capital during 2000 resulted primarily from approximately $28.0 million of capital expenditures. Increased by current strong oil and natural gas prices, Harken's operations generated approximately $12.7 million of cash flow during 2000. Harken's cash resources at December 31, 2000 totaled approximately $20.7 million. Harken's remaining cash resources are available for its ongoing exploration, development and acquisition efforts, although such cash is not adequate for all of Harken's planned capital needs during 2001. Additional sources of capital are discussed below.

     During the year, Harken raised capital through equity placement activities by issuing 1,356,630 shares of Harken common stock to institutional investors in exchange for $7.7 million cash plus certain Benz securities. In addition, in the third quarter 2000, Harken issued 158,155 shares of its new Series G1 Preferred Stock in exchange for approximately $7.8 million cash plus certain Benz securities. Capital raised from these equity placements has been or will be used for capital expenditures, European Note repurchases or other corporate purposes. Harken may raise additional capital during 2001 through additional equity placements.

     Also during 2000, Harken raised additional capital through the sale of certain of its domestic oil and gas producing properties, including the sale of its wholly-owned subsidiary Harken Southwest Corporation, which operated Harken's Four Corners properties. Sales of domestic properties during the year generated cash of approximately $5.4 million. Harken has also sold domestic property interests during January and February 2001 for cash proceeds of approximately $1.4 million. In light of current strong prices for oil and natural gas, Harken is continuing to consider selling certain additional domestic oil and gas producing reserves for cash.

     Harken's cash flows from operations have been enhanced by the continuing production tests at its Alcaravan and Bolivar Contract areas in Colombia. Colombian operating cash flows should be strengthened from production from Harken's newly drilled Estero #2 well, pending Harken's efforts to increase transportation capacity. Domestically, operating cash flows are expected to remain strong, despite recent property sales, due to the significant drilling activity during 2000 and due to continuing strong oil and natural gas prices.

     In March 1999, Harken de Colombia, Ltd. filed an application with Ecopetrol for Ecopetrol's participation in the development of the Buturama field on the Bolivar Association Contract. In February 2001, Harken de Colombia, Ltd. was notified by Ecopetrol that Harken de Colombia, Ltd. could proceed with the development and production of the Buturama field on a sole-risk basis. As such, Harken de Colombia, Ltd. is entitled to continue to receive Ecopetrol's share of production after royalty, until Harken de Colombia, Ltd. has recovered 200% of its costs, after which time Ecopetrol could elect to begin to receive its share of production. In June 1999, Harken de Colombia, Ltd. filed a similar application with Ecopetrol for the development of the Palo Blanco field on the Alcaravan Association Contract. As of March 29, 2001, this Palo Blanco field application is being amended for the results of the recently drilled Estero #2 well. Upon final acceptance of the amended application by Ecopetrol, Ecopetrol may elect to participate in the development of the Palo Blanco field or allow Harken de Colombia, Ltd. to proceed on a sole risk basis for its development plans.

     Effective August 11, 2000, certain Harken subsidiaries entered into a three year loan facility with Bank One Texas, N.A. ("Bank One"), which is secured by certain of Harken's domestic oil and gas properties and a guaranty from Harken. The Bank One facility provides borrowings subject to a borrowing base (as defined by the Bank One facility) which was approximately $15,900,000 as of December 31, 2000. As of March 29, 2001, after giving effect to sales of domestic properties subsequent to December 31, 2000, existing letters of credit outstanding and the monthly borrowing base reductions prescribed for in the Bank One facility, the borrowing base was approximately $15,525,000, which provides availability for additional borrowing of up to approximately $5.6 million to be used for domestic exploration and development activities.

     The Bank One facility requires Harken, as parent company for the Borrowers, to maintain certain financial covenant ratios and requirements. Harken and the Borrowers are in compliance with all requirements under the Bank One facility as of December 31, 2000. Such financial covenant ratios and requirements for Harken include a current ratio, as defined, of not less than 1.5 to 1.0, tangible net worth, as defined and amended, of not less than $40,000,000, a total liabilities to tangible net worth ratio, as amended, of not more than 2.3 to 1.0 and a debt service coverage ratio, as defined, of not less than 1.5 to 1.0.

     During the third quarter of 1999, Harken announced the non-recourse project finance loan agreement facility with the International Finance Corporation ("IFC"), the private sector subsidiary of the World Bank Group. Loans under this facility were to be available for the development of the Bolivar Association Contract in Colombia ("the Project"). Harken has had discussions with IFC regarding certain aspects of the Project in light of current Bolivar production information and considering the inclusion of Harken's Palo Blanco development on the Alcaravan Association Contract as part of the Project. Harken and IFC will additionally be reviewing the Project considering the results of the recently drilled Estero #2 and Olivo #2 wells. Currently, and as of December 31, 2000, Harken de Colombia, Ltd. and Harken do not meet certain of the provisions and financial covenants required in order to draw down funds under the project finance facility. As of March 29, 2001, no modifications to the project finance facility have been made with IFC which would allow Harken to draw funds under the project finance facility.


Capital Commitments

     Harken's primary need for capital is to fund its planned exploration and development efforts domestically as well as in Colombia and Costa Rica. Not including its planned Costa Rica exploration activities, Harken anticipates worldwide capital expenditures will total approximately $28 million during 2001. Harken plans to seek joint venture partner participation to fund a portion of the cost for all of its significant exploration projects, particularly its Costa Rican operations. Considering its existing cash resources and potential additional capital sources, Harken believes that it will have sufficient cash resources to fund all of its planned capital expenditures during 2001. A portion of Harken's planned capital expenditures are discretionary and, as a result, will be curtailed if sufficient funds are not available. In addition, Harken intends to continue to pursue North American and international acquisition opportunities and could fund such acquisitions, if any are consummated, through a combination of cash on hand, issuances of debt or equity securities, or through cash provided by existing or newly established bank facilities.

     Harken anticipates that full development of its Colombian reserves will take several years and could also require additional production facilities, transportation and connection flowlines and development activity which could require significant additional capital expenditures. The ultimate amount of such expenditures cannot be presently predicted. A large portion of Harken's capital expenditure obligations and plans in Colombia for the coming year were accomplished during the first quarter of 2001, with the drilling of the Manantial #1, the Olivo #2 and the Estero #2 wells as well as the acquisition of Los Olmos Contract area seismic. Harken has one additional obligation well in Colombia during the coming year related to the Bocachico Contract, which it plans to drill during the second quarter of 2001. Harken may choose to drill additional wells in Colombia.

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

     Related to Harken's Costa Rica operations, Harken is to pay a remaining amount of $500,000 to MKJ Xploration, Inc. ("MKJ") upon the mobilization of the rig related to the initial well to be drilled offshore Costa Rica, the Moin #2, which Harken plans to drill pending the receipt of the necessary environmental drilling permit and subject to drilling rig availability. Also, up to $4 million is to be committed by Harken over the next year to fund the initial minimum work program obligations under the Costa Rica Contract, and such minimum amount would be expended with the Moin #2 well, which is expected to require in excess of $10 million to drill. Harken is currently seeking joint venture partner participation to share in the work program expenditures required by the Costa Rica Contract prior to drilling the Moin #2 well. Terms of the Costa Rica Contract and the agreement with MKJ commit Harken Costa Rica Holdings ("HCRH") to perform certain activities in Costa Rica in accordance with a prescribed timetable. Failure by HCRH to perform these activities as required could result in HCRH losing its rights under the Costa Rica Contract or Harken losing a portion of its ownership in HCRH, either of which could have a material adverse effect on Harken's business.

     Despite considerations to generate additional cash through sales of certain producing properties in light of current high product prices, Harken's North American operating strategy continues to include efforts to acquire additional oil and gas reserves through exploration and development drilling activities in North America, particularly on selected properties acquired through the August 1999 merger with XPLOR Energy, Inc., the additional prospects acquired in December 1999, and through acquisitions.

     On May 26, 1998, Harken issued a total of $85 million in 5% Senior Convertible Notes (the "5% European Notes") which mature on May 26, 2003. Such 5% European Notes are convertible into shares of Harken common stock at a conversion price of $65.00 per share, subject to adjustment in certain circumstances. Interest payments related to the 5% European Notes will be funded from cash flow from operations or existing cash balances. For a detailed discussion of the 5% European Notes see "Notes to Consolidated Financial Statements, Note 8 -- Convertible Notes Payable."

     In February 2000, Harken entered into an agreement with a holder of $6,000,000 of the 5% European Notes where the holder exchanged all his Notes, plus accrued interest, for 300,000 shares of Harken common stock plus a cash payment of $50,000.

     During 2000 and through March 29, 2001, Harken has repurchased additional 5% European Notes with a total face amount of $19.4 million from holders in exchange for cash of approximately $10.8 million plus transaction expenses. Harken continues to consider additional transactions with the 5% European Note holders whereby Harken may retire additional Notes in exchange for shares of Harken common stock, cash or other consideration.

     On December 30, 1999, Harken issued the Benz Convertible Notes in exchange for certain prospects acquired from Benz. See "Notes to Consolidated Financial Statements, Note 2 - Mergers and Acquisitions" for further discussion of the acquisition of the Benz Prospects. The Benz Convertible Notes mature May 26, 2003 and bear interest at 5% per annum, payable semi-annually in May and November of each year to maturity or until the Benz Convertible Notes are converted. Such Benz Convertible Notes are convertible into shares of Harken common stock at a conversion price of $65.00 per share, subject to adjustment in certain circumstances (the "Benz Notes Conversion Price"). For a detailed discussion of the Benz Convertible Notes see "Notes to Consolidated Financial Statements, Note 8 -- Convertible Notes Payable".

     In March 2000, Harken and Benz entered into an agreement whereby Harken prepaid the approximately $243,000 interest payment due May 26, 2000 on the Benz Convertible Notes and repurchased

Benz Convertible Notes having a face amount of $1,125,000 for $375,000 cash. In addition, the May 26, 2003 maturity date for certain of the Benz Convertible Notes was extended to November 26, 2003. No accounting gain was recorded on this transaction due to the related party relationship that existed between Harken and Benz.

     Harken has reflected the Benz Convertible Notes on its consolidated balance sheet at the fair value of the Notes on the Closing Date. The difference between the fair value and the face amount of the Benz Convertible Notes outstanding is accreted into interest expense over the term of the notes.

     Operational Contingencies -- The exploration, development and production of oil and gas are subject to various Colombian, Costa Rican, federal, state and local laws and regulations designed to protect the environment. Compliance with these regulations is part of Harken's day-to-day operating procedures. Accidental discharge of such materials as oil, natural gas or drilling fluids can occur and such accidents can require material expenditures to correct. Harken believes that its levels of insurance maintained will be adequate to reasonably limit its financial exposure. Management is unaware of any material capital expenditures required for environmental control during the next fiscal year.

     Harken has accrued approximately $6.6 million at December 31, 2000 relating to operational or regulatory liabilities related to Harken's North American operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in significant loss exposure to Harken. See Part II. Item 1. Legal Proceedings.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in commodity prices, interest rates and foreign currency exchange rates. As part of an overall risk management strategy, Harken considers the use of derivative financial instruments to manage and reduce risks associated with these factors.

     Commodity Price Risk -- Harken is a producer of hydrocarbon commodities, including crude oil, condensate and natural gas. Harken uses oil and gas derivative financial instruments, limited to swaps and options with maturities of 24 months or less, to mitigate its exposure to fluctuations in oil and gas commodity prices on future crude oil and natural gas production. Harken enters into no commodity derivative financial instruments other than those which are designed to be effective in mitigating commodity price risk of Harken's oil and gas production. Harken uses the sensitivity analysis method to disclose its quantitative disclosure of commodity price risk exposure. Accordingly, Harken has evaluated the potential effect that near term changes in commodity prices would have had on the fair value of its commodity price risk sensitive financial instruments at year end 2000. Assuming a 20% increase in natural gas prices, the potential increase in the fair value of Harken's natural gas swap contract obligations at December 31, 2000 would have been approximately $740,000. At December 31, 2000 Harken had no financial instrument risk exposure related to increases or decreases in crude oil prices.

     Interest Rate Risk -- Harken invests cash in interest-bearing temporary investments of high quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a significant interest rate risk to Harken. Harken considers its interest rate risk exposure related to long-term debt obligations is also not significant, as at December 31, 2000 all but approximately $9,937,000 of Harken's financing obligations carry a fixed interest rate per annum. Harken has no open interest rate swaps agreements.

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



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements appear on pages 43 through 82 in this report.

                                                                        Page
                                                                        ----

Report of Independent Public Accountants................................. 43

Consolidated Balance Sheets --  December 31, 1999 and 2000............... 44

Consolidated Statements of Operations --
  Years ended December 31, 1998, 1999 and 2000........................... 45

Consolidated Statements of Stockholders' Equity --
  Years ended December 31, 1998, 1999 and 2000........................... 46

Consolidated Statements of Cash  Flows --
  Years ended December 31, 1998, 1999 and 2000........................... 47

Notes to Consolidated Financial  Statements.............................. 48

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Harken Energy Corporation:

     We have audited the accompanying consolidated balance sheets of Harken Energy Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harken Energy Corporation and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                         ARTHUR ANDERSEN LLP



Houston, Texas,
March 27, 2001

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                     December 31,
                                                                      --------------------------------------------
                                                                             1999                      2000
                                                                      ------------------       -------------------
                                ASSETS
Current Assets:
     Cash and temporary investments                                     $  25,612,000             $  20,673,000
     Accounts receivable, net                                               5,312,000                 7,160,000
     Related party notes receivable                                           466,000                   169,000
     Prepaid expenses and other current assets                                788,000                 1,142,000
                                                                      ------------------       -------------------
          Total Current Assets                                             32,178,000                29,144,000

Property and Equipment:
     Oil and gas properties, using the full cost method of
      accounting:
          Evaluated                                                       252,510,000               321,845,000
          Unevaluated                                                      63,915,000                17,666,000
     Facilities, gas plants and other property                             21,320,000                22,048,000
     Less accumulated depreciation and amortization                       (81,612,000)             (250,598,000)
                                                                      ------------------       -------------------
          Total Property and Equipment, net                               256,133,000               110,961,000
Other Assets, net                                                          10,474,000                 5,242,000
                                                                      ------------------       -------------------
                                                                        $ 298,785,000             $ 145,347,000
                                                                      ==================       ===================

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Trade payables                                                     $   2,981,000             $   3,106,000
     Accrued liabilities and other                                          7,692,000                 8,819,000
     Revenues and royalties payable                                           529,000                 1,952,000
                                                                      ------------------       -------------------
          Total Current Liabilities                                        11,202,000                13,877,000

Convertible Notes Payable                                                  95,869,000                69,940,000
Bank Credit Facilities                                                     10,500,000                 9,937,000
Development Finance Obligations                                             1,302,000                        --
Other Long-Term Obligations                                                 5,078,000                 4,917,000

Commitments and Contingencies (Note 16)


Stockholders' Equity:
     Series G1 Preferred Stock, $1.00 par value; 240,000 shares
        authorized; 158,155 shares issued as of December 31, 2000                  --                   158,000
     Common stock, $0.01 par value; 225,000,000 shares
      authorized;
         15,570,755 and 17,699,110 shares issued, respectively                156,000                   177,000
     Additional paid-in capital                                           350,637,000               371,546,000
     Accumulated deficit                                                 (171,577,000)             (324,886,000)
     Accumulated other comprehensive income                                   134,000                   134,000
     Treasury stock, at cost, 215,300 and 89,750 shares
      held, respectively                                                   (4,516,000)                 (453,000)
                                                                      ------------------       -------------------
          Total Stockholders' Equity                                      174,834,000                46,676,000
                                                                      ------------------       -------------------
                                                                        $ 298,785,000             $ 145,347,000
                                                                      ==================       ===================

        The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              Year Ended December 31,
                                                                              -----------------------------------------------------
                                                                                   1998               1999                2000
                                                                              ---------------   -----------------   ---------------
Revenues:
     Oil and gas operations                                                    $  10,932,000      $  19,745,000      $  43,177,000
     Interest and other income                                                     8,838,000          3,711,000          1,218,000
                                                                              ---------------   -----------------   ---------------
                                                                                  19,770,000         23,456,000         44,395,000
                                                                              ---------------   -----------------   ---------------
Costs and Expenses:
     Oil and gas operating expenses                                                5,988,000          8,935,000         14,379,000
     General and administrative expenses, net                                      9,404,000         11,043,000         13,223,000
     Depreciation and amortization                                                 5,319,000          6,848,000         13,649,000
     Valuation allowance                                                          50,518,000                 --        156,411,000
     Provision for asset impairments                                                      --          1,599,000                 --
     Interest expense and other, net                                               4,294,000          7,296,000          5,297,000
     Charge for European Notes conversion                                                 --                 --          2,068,000
                                                                              ---------------   -----------------   ---------------
                                                                                  75,523,000         35,721,000        205,027,000
                                                                              ---------------   -----------------   ---------------
Loss before income taxes                                                         (55,753,000)       (12,265,000)      (160,632,000)
Income tax expense                                                                    34,000             30,000             39,000
                                                                              ---------------   -----------------   ---------------
Loss before extraordinary items                                                  (55,787,000)       (12,295,000)      (160,671,000)
Extraordinary item - gain on repurchase of European Notes                                 --                 --          7,745,000
Extraordinary item - charge for reduction of unamortized issuance costs                   --           (550,000)            (7,000)
                                                                              ---------------   -----------------   ---------------
Net loss                                                                        $(55,787,000)      $(12,845,000)     $(152,933,000)
                                                                              ===============   =================   ===============
Accretion/dividends related to preferred stock                                    (1,846,000)        (8,427,000)          (376,000)
                                                                              ---------------   -----------------   ---------------
Net loss attributed to common stock                                             $(57,633,000)      $(21,272,000)     $(153,309,000)
                                                                              ===============   =================   ===============
Basic and diluted loss per common share:
     Loss per common share before extraordinary items                           $      (4.42)      $      (1.44)     $       (9.55)

     Extraordinary item - gain on repurchase of European Notes                            --                 --               0.46

     Extraordinary item - charge for reduction of unamortized issuance costs              --              (0.04)             (0.00)
                                                                              ---------------   -----------------   ---------------
     Loss per common share                                                      $      (4.42)      $      (1.48)     $       (9.09)
                                                                              ===============   =================   ===============
     Weighted average common shares outstanding                                   13,025,273         14,413,517         16,863,610
                                                                              ===============   =================   ===============

        The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                  HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                        Accumulated
                                                              Additional                                  Other
                                         Preferred   Common     Paid-In      Treasury      Accumulated  Comprehensive
                                          Stock       Stock     Capital       Stock         Deficit       Income      Total
                                        ----------  --------- -------------  -----------  ------------- ---------- ------------
Balance, December 31, 1997               $       -  $ 122,000  $249,866,000  $        -    $ (92,672,000) $  92,000  $157,408,000

  Issuance of common stock, net                  -      5,000    25,156,000           -                -          -    25,161,000

  Issuance of preferred stock               15,000          -    14,437,000           -                -          -    14,452,000

  Accretion of preferred stock                   -          -     1,846,000           -       (1,846,000)         -             -

  Conversions of European Notes                  -      8,000    37,406,000           -                -          -    37,414,000

  Treasury shares purchased                      -          -             -  (2,552,000)               -          -    (2,552,000)

  Comprehensive income (loss):

     Equity adjustment from
     foreign currency translation                -          -             -           -                -     42,000

     Net loss                                    -          -             -           -      (55,787,000)         -

          Total comprehensive loss                                                                                    (55,745,000)
                                        ----------  ---------  -------------  -----------  -------------  ---------  ------------
Balance, December 31, 1998                  15,000    135,000   328,711,000    (2,552,000)  (150,305,000)   134,000   176,138,000

  Issuance of common stock, net                  -     10,000    20,657,000             -              -          -    20,667,000

  Conversions of Development Finance
     Obligation                                  -     11,000    22,096,000             -              -          -    22,107,000

  Accretion of preferred stock                   -          -     8,427,000             -     (8,427,000)         -             -

  Treasury shares purchased                      -          -             -    (1,964,000)             -          -    (1,964,000)

  Redemption of preferred stock            (15,000)         -   (25,269,000)            -              -          -   (25,284,000)

  Settlement of property purchase
     acquisition                                 -          -    (3,985,000)            -              -          -    (3,985,000)

  Net loss                                       -          -             -             -    (12,845,000)         -   (12,845,000)
                                        ----------  ---------  -------------  -----------  -------------  ---------  ------------
Balance,  December 31, 1999                      -    156,000   350,637,000    (4,516,000)  (171,577,000)   134,000   174,834,000

  Issuance of common stock, net                  -     13,000     7,768,000             -              -          -     7,781,000

  Exchange of European Notes                     -      3,000     7,870,000             -              -          -     7,873,000

  Issuance of preferred stock, net         158,000          -     7,609,000             -              -          -     7,767,000

  Preferred stock dividends                      -          -             -             -       (376,000)         -      (376,000)

  Repurchase of Benz Convertible Notes           -          -       639,000             -              -          -       639,000

  Treasury shares purchased                      -          -             -      (453,000)             -          -      (453,000)

  Cancellations of treasury shares               -     (2,000)   (4,514,000)    4,516,000              -          -             -

  Conversions of Development Finance
     Obligation                                  -      7,000     1,537,000             -              -          -     1,544,000

  Net loss                                       -          -             -             -   (152,933,000)         -  (152,933,000)
                                        ----------  ---------  -------------  -----------  -------------  ---------  ------------
Balance, December 31, 2000               $ 158,000  $ 177,000  $ 371,546,000  $  (453,000) $(324,886,000) $ 134,000  $ 46,676,000
                                        ==========  =========  =============  ===========  =============  =========  ============

         The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                  HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Year Ended December 31,
                                                                      ---------------------------------------------------------
                                                                          1998                 1999                  2000
                                                                      --------------       --------------        --------------
Cash flows from operating activities:
  Net loss                                                              $(55,787,000)       $ (12,845,000)        $(152,933,000)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
       Depreciation and amortization                                       5,319,000            6,848,000            13,649,000
       Valuation allowance                                                50,518,000                   --           156,411,000
       Provision for asset impairments                                            --            1,599,000                    --
       Charge for European Note conversion                                        --                   --             2,068,000
       Provision for doubtful accounts                                        26,000                   --                    --
       Amortization of  issuance and finance costs                           782,000              765,000             1,785,000
       Extraordinary items                                                        --              550,000            (7,738,000)
Change in assets and liabilities, net of companies acquired:
       (Increase) decrease in accounts receivable                            474,000           (1,780,000)           (2,307,000)
       Increase (decrease) in trade payables and other (Note 1)           (2,864,000)          (1,090,000)            1,784,000
                                                                      --------------       --------------        --------------
            Net cash provided by (used in) operating activities           (1,532,000)          (5,953,000)           12,719,000
                                                                      --------------       --------------        --------------
Cash flows from investing activities:
       Proceeds from sales of assets                                          54,000            2,358,000             7,945,000
       Capital expenditures, net (Note 1)                                (85,187,000)         (60,572,000)          (28,073,000)
       Cash received from acquired subsidiary                                     --              261,000                    --
       Proceeds from collection of notes receivable                               --               98,000                    --
       Investor advances, net                                              2,084,000                   --                    --
                                                                      --------------       --------------        --------------
            Net cash used in investing activities                        (83,049,000)         (57,855,000)          (20,128,000)
                                                                      --------------       --------------        --------------
Cash flows from financing activities:
       Transfer from segregated account cash                              37,615,000                   --                    --
       Proceeds from issuances of common stock, net                        2,075,000               47,000             7,710,000
       Proceeds from development finance agreements, net                   9,798,000                   --                    --
       Repayments of notes payable and long-term obligations              (2,000,000)         (23,750,000)          (12,003,000)
       Proceeds from issuance of preferred stock, net                     14,452,000                   --             7,767,000
       Redemption of preferred stock                                              --          (25,284,000)                   --
       Proceeds from issuance of European notes, net                      81,800,000                   --                    --
       Treasury shares purchased                                          (2,552,000)          (1,964,000)             (453,000)
       Payments for financing costs                                               --           (1,174,000)             (551,000)
       Investment in segregated account cash, net                           (802,000)                  --                    --
                                                                      --------------       --------------        --------------
            Net cash provided by (used in) financing activities          140,386,000          (52,125,000)            2,470,000
                                                                      --------------       --------------        --------------
Net increase (decrease) in cash and temporary investments                 55,805,000         (115,933,000)           (4,939,000)

Cash and temporary investments at beginning of year                       85,740,000          141,545,000            25,612,000
                                                                      --------------       --------------        --------------
Cash and temporary investments at end of year                           $141,545,000        $  25,612,000         $  20,673,000
                                                                      ==============       ==============        ==============

        The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                  HARKEN ENERGY CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1998, 1999 and 2000

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

     The Consolidated Financial Statements retroactively reflect the effect of the one-for-ten reverse stock split which was effective November 7, 2000. Accordingly, all disclosures involving the number of shares of Harken common stock outstanding, issued or to be issued, such as with a transaction involving Harken common stock, and all per share amounts, retroactively reflect the impact of the reverse stock split.

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

     Statement of Cash Flows -- For purposes of the Consolidated Statements of Cash Flows, Harken considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Harken paid cash for interest in the amounts of $2,138,000, $4,508,000 and $5,046,000 during 1998, 1999 and 2000, respectively. All significant non-cash investing and financing activities are discussed in Notes 2, 7, 8, and 9 - Mergers, Acquisitions and Dispositions, Development Finance Agreements, Convertible Notes Payable and Stockholders' Equity.

     In the Consolidated Statement of Cash Flows for the year ended December 31, 2000, changes in trade payables and accrued liabilities associated with capital expenditures have been classified as investing cash flows rather than operating cash flows. Reclassifications have been made to reflect this change in prior year statements. Such reclassifications decreased net cash provided by operating activities by $9.9 million in 1998 and increased net cash provided by operating activities by $11.8 million in 1999. Net cash used in investing activities changed by a similar amount in each of those years.

     Harken includes in cash and temporary investments certain balances which are restricted to use for specific project expenditures, collateral or for distribution to outside interest owners and are not available for general working capital purposes. Such restricted cash amounts totaled approximately $2,286,000 and $1,819,000 at December 31, 1999 and 2000, respectively.

     Accounts Receivable -- Harken maintains a reserve for potential losses in collection of its accounts receivable. The allowance for doubtful accounts was $1,314,000 and $468,000 as of December 31, 1999 and 2000, respectively.

     Concentrations of Credit Risk -- Although Harken's cash and temporary investments, commodity derivative instruments and accounts receivable are exposed to potential credit loss, Harken does not believe such risk to be significant. Cash and temporary investments includes investments in high-grade, short-term securities, placed with highly rated financial institutions. Most of Harken's accounts receivable are from a broad and diverse group of industry partners, many of which are major oil and gas companies and, as a whole, do not in total represent a significant credit risk.

     Property and Equipment -- Harken follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, development and production of oil and gas reserves. Gas plants and other property are depreciated on the straight-line method over their estimated useful lives ranging from four to twenty years. Production facilities are depreciated on a units of production method.

     Other Assets -- Harken includes in other assets certain deferred commissions and issuance costs associated with the European Convertible Notes Payable, project finance facility and bank credit facility, as well as oilfield material and equipment inventory. At December 31, 1999, other assets included $4,221,000 of deferred issuance costs, net of $1,376,000 of accumulated amortization, and $4,385,000 of oilfield material and equipment inventory. At December 31, 2000, other assets included deferred issuance costs of $2,234,000, net of $2,626,000 of accumulated amortization, and $2,104,000 of oilfield material and equipment inventory.

     Development Finance Obligations -- See further discussion of Harken's accounting for Development Finance Agreements at Note 7 - Development Finance Agreements.

     Middle American Operations -- Harken's operations include oil and gas exploration and development efforts in Colombia and Costa Rica pursuant to certain Association and Concession Contracts. See further discussion at Note 5
- Middle American Operations. Harken accounts for its activities in Colombia and Costa Rica using the United States dollar as the functional currency as significant exploration expenditures have typically been denominated in U.S.
dollars. See further discussion at Notes 4 and   15 -- Oil and Gas Properties
and Oil and Gas Disclosures.

     Capitalization of Interest -- Harken capitalizes interest on certain oil and gas exploration and development costs which are classified as unevaluated costs, or which have not yet begun production, and certain costs associated with facilities under construction. During 1998, Harken recorded interest expense of $4,294,000, net of $6,353,000 of interest which was capitalized to Harken's oil and gas properties. During 1999, Harken recorded interest expense of $7,169,000, net of $4,133,000 of interest which was capitalized to Harken's oil and gas properties. During 2000, Harken recorded interest expense of $5,353,000, net of $2,536,000 of interest which was capitalized to Harken's oil and gas properties.

     General and Administrative Expenses -- Harken reflects general and administrative expenses net of operator overhead charges and other amounts billed to joint interest owners. General and administrative expenses are net of $22,000, $108,000 and $362,000 for such amounts during 1998, 1999 and 2000, respectively.

     Provision for Asset Impairments -- Assets that are used in Harken's operations, or are not held for resale, are carried at cost, less any accumulated depreciation. Harken reviews its long-lived assets, other than its investment in oil and gas properties, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When evidence indicates that operations will not produce sufficient cash flows to cover the carrying amount of the related asset, and when the carrying amount of the related asset cannot be realized through sale, a permanent impairment is recorded and the asset value is written down to fair value.

     During the fourth quarter of 1999, Harken identified certain oilfield equipment assets in Colombia that would not be utilized during 2000 due to changes in Harken's Colombian drilling plans. In addition, Harken made the decision to sell such oilfield equipment during 2000. Accordingly, Harken reflected a provision for asset impairment of $1,599,000 during 1999 to reduce the carrying value of such oilfield equipment assets to its fair value of approximately $4,167,000.

     Commodity Derivative Financial Instruments -- Harken has entered into certain commodity derivative instruments which are effective in mitigating commodity price risk associated with a portion of its crude oil and natural gas production and cash flows. Accordingly, Harken applies hedge accounting for those commodity derivative instruments whereby monthly cash settlements of oil and gas price swaps or the amortization of oil and gas option premiums paid are reported as a component of revenue and cash flows from operations. Settlements of oil and gas price swaps are based on the difference between the fixed swap price and the New York Mercantile Exchange closing prices for each month during the life of the contracts. Gains or losses attributable to the termination of a swap or option contract are deferred and recognized in revenue when the hedged crude oil or natural gas is sold.

     Recently Issued Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows unrealized gains and losses to be deferred in other comprehensive income (for the effective portion of the hedge) until such time as the hedged transaction occurs, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     Upon adopting the provisions of SFAS No. 133 on January 1, 2001, Harken will reflect an increase in its accrued liabilities of approximately $3,025,000 in order to fully record the fair value of natural gas swaps. As such derivative qualifies for hedge accounting, the offsetting impact upon adoption will be a charge to other comprehensive income within Harken's stockholders' equity.

(2)  MERGERS, ACQUISITIONS AND DISPOSITIONS

     Acquisition of Bargo Properties -- On May 19, 1998, Harken, along with Harken Exploration Company, purchased working interests in oil and gas properties located in southern Louisiana (the "Bargo Properties") from St. Martinville Partners, Ltd. and Bargo Energy Company. The purchase price consisted of 271,648 shares of Harken common stock, having an approximate value of $16,250,000 which were issuable at closing. Pursuant to the Asset Purchase and Sale Agreement, additional consideration of up to $4,000,000 was payable by Harken to the sellers if the sellers were able to obtain new or renewal leases for certain of the Bargo Properties. In July 1999, Harken obtained sufficient assignments of new and/or renewed leases related to the Bargo Properties and paid cash of approximately $4,000,000 to the sellers. See Note 12 - Related Party Transactions for a discussion of the relationship that existed between Harken and the sellers.

     Merger with XPLOR -- On August 19, 1999, Harken executed a merger agreement with XPLOR Energy, Inc. ("XPLOR") whereby XPLOR became a wholly-owned subsidiary of Harken. XPLOR explores for, develops and produces oil and gas reserves domestically. The assets of XPLOR consisted primarily of oil and gas property interests located along the Texas and Louisiana Gulf Coasts and having an estimated 42 BCFE of proved reserves with a significant amount of additional exploratory acreage. Under the terms of the merger agreement, the holders of the outstanding shares of the preferred stock of XPLOR converted their stock into 750,000 shares of Harken common stock, and also received 233,607 warrants for the purchase of Harken common stock at $25.00 per share. Additionally, Harken assumed $14,200,000 of bank debt secured by the oil and gas properties of XPLOR. See Note 6 -- Bank Credit Facility Obligations for further discussion of the XPLOR bank debt. No further consideration was issuable under this transaction to any other class of stock of XPLOR and all outstanding shares of XPLOR stock were cancelled under the merger agreement. The merger with XPLOR has been accounted for under the purchase method of accounting.

     Acquisition of Benz Prospects -- On December 30, 1999, pursuant to a Purchase and Sale Agreement and other related agreements, Harken, along with Harken Gulf Exploration Company, a newly formed wholly-owned subsidiary, purchased oil and gas leases covering nine exploration prospect areas (the "Benz Prospects") covering approximately 51,000 net acres plus certain other assets from Benz Energy, Incorporated ("Benz"). The prospects include interests in acreage in the Cotton Valley Reef, Wilcox and Frio Trends in Texas and the Salt Dome and Salt Ridge Basins of Mississippi. In exchange for the prospects, Harken issued 5% subordinated notes (the "Benz Convertible Notes") with a face value of $12 million, which are convertible into Harken common stock at a conversion price of $65.00 per share and originally were to mature on May 26, 2003. See Note 8 - Convertible Notes Payable for further discussion of the Benz Convertible Notes. Benz retained a 20% reversionary interest, subject to the Benz Prospects achieving payout as defined in the Purchase and Sale Agreement. Also, pursuant to the agreements, a former officer of Benz shall earn additional purchase price consideration based on 20% of the project reserve value, as defined, as of December 31, 2000, 2001 and 2002 less total project costs, as defined, related to the Benz Prospects. Such purchase price consideration percentage shall increase to 40% in the event Benz merges into or is otherwise acquired by Harken. Pursuant to the agreement, Harken has recorded in additional paid-in capital an amount of approximately $800,000 relating to this additional purchase price consideration based on the reserve value of the Benz Prospects as of December 31, 2000 as Harken plans to satisfy this requirement with the issuance of shares of Harken common stock. In addition, in connection with the acquisition of the Benz Prospects, Harken entered into a consulting agreement with a former officer of Benz whereby Harken paid a monthly consulting fee of $100,000 through December 31, 2000 in exchange for consulting services related to the Benz Prospects. See Note 12 -- Related Party Transactions for a discussion of the relationship between Harken and Benz.

     Sale of Harken Southwest Corporation - On December 21, 2000, a wholly-owned subsidiary of Harken sold its interest in Harken Southwest Corporation ("HSW") to Rim Southwest Holding Corporation (the "Buyer") for approximately $3,000,000 cash, subject to certain adjustments. HSW owned and operated interests in a total of 23 oil wells and six gas wells in the Paradox Basin in the Four Corners area of Arizona, Utah and New Mexico and owned a non-operated interest in the Aneth Gas Plant, a gas processing plant located in the Paradox Basin. HSW's operations were primarily concentrated on the 16 million acre Navajo Indian Reservation through two operating agreements with the Navajo Tribe of Indians.

     Sale of Certain Non-Operated Interests - During the fourth quarter of 2000, Harken, through certain wholly-owned subsidiaries, sold its interest in 30 selected oil and gas properties located in New Mexico, Texas and Louisiana for a total of approximately $2,362,000. Subsequent to December 31, 2000, and through March 27, 2001, Harken has sold additional interests in 12 oil and gas properties located in Texas and Louisiana for approximately $1,415,000 cash.

     Pro Forma Information - The following unaudited pro forma combined condensed statement of operations for the year ended December 31, 1998 gives effect to the acquisition of the Bargo Properties, the merger with XPLOR, the issuance of the Benz Convertible Notes and the issuance of the 5% Senior Convertible Notes (the "5% European Notes") as if each had been consummated at January 1, 1998. The following unaudited pro forma combined condensed statement of operations for the year ended December 31, 1999 gives effect to the merger with XPLOR and the issuance of the Benz Convertible Notes as if each had been consummated at January 1, 1999.

     The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transactions been consummated at the dates indicated, nor are they indicative of future operating results. The unaudited pro forma data does not reflect the effect of the capitalization of certain amounts of interest on the Benz Convertible Notes or the European Notes or the interest income earned from investment of the 5% European Notes proceeds.

             Pro Forma Combined Condensed Statement of Operations
                     for the Year Ended December 31, 1998
                                  (unaudited)


                                                        Period from
                                                       January 1, 1998
                                                       to Closing Date
                                                       of Acquisition
                                                      ----------------
                                                           Bargo
                                         Harken         Properties         XPLOR             Pro Forma
                                         Actual            Actual          Actual           Adjustments           Pro Forma
                                      -----------       ------------      --------          ------------         -----------
Oil and gas revenue                   $    10,932         $ 1,178         $  9,589          $     --             $    21,699

Other revenues                              8,838              --              348                --                   9,186
                                      -----------         -------         --------          --------             -----------
     Total Revenues                        19,770           1,178            9,937                --                  30,885
                                      -----------         -------         --------          --------             -----------

Oil and gas operating expenses              5,988             485            3,557                --                  10,030

General and administrative
 expenses, net                              9,404              --            2,244                --                  11,648

Depreciation and amortization               5,319              --            5,066               331  (1)             10,716

Valuation allowance                        50,518              --           35,871              (331) (1)             86,058

Interest expense and other,
 net                                        4,294              --            2,355             2,069  (2)              9,318
                                                                                                 600  (3)
                                      -----------         -------         --------          --------             -----------
     Total Expenses                        75,523             485           49,093             2,669                 127,770
                                      -----------         -------         --------          --------             -----------
Income tax expense                             34              --               --                --                      34
                                      -----------         -------         --------          --------             -----------
Net income (loss)                     $   (55,787)        $   693         $(39,156)         $ (2,669)            $   (96,919)
                                      -----------         -------         --------          --------             -----------
Accretion related to
 preferred stock                           (1,846)             --               --                --                  (1,846)
                                      -----------         -------         --------          --------             -----------
Net loss attributed to common
 stock                                $   (57,633)        $   693         $(39,156)         $ (2,669)            $   (98,765)
                                      ===========         =======         ========          ========             ===========
Basic and diluted loss per
 common share                         $     (4.42)                                                               $     (7.17)
                                      ===========                                                                ===========

Weighted average common
 shares outstanding                    13,025,273                                                                 13,775,242
                                      ===========                                                                ===========

Pro Forma Adjustments-Pro Forma Combined Condensed Statement of Operations - Year Ended December 31, 1998

(1) Pro forma entry to adjust actual depreciation and amortization expense on oil and gas properties for the acquired interests to the depreciation and amortization expense calculated on a consolidated basis.
(2) Pro forma entry to reflect interest and amortization expense incurred on the 5% European Notes.
(3) Pro forma entry to reflect interest expense incurred on the Benz Convertible Notes.

             Pro Forma Combined Condensed Statement of Operations
                     for the Year Ended December 31, 1999
                                  (unaudited)

                                                         Period from
                                                          January 1,
                                                           1999 to
                                                         Closing Date
                                                          of Merger
                                                      -----------------
                                          Harken            XPLOR           Pro Forma
                                          Actual            Actual         Adjustments            Pro Forma
                                       -------------    ------------     ---------------        -------------
Oil and gas revenue                     $    19,745        $ 5,261             $  --             $    25,006

Other revenues                                3,711             79                --                   3,790
                                        -----------    -----------       -----------             -----------
     Total Revenues                          23,456          5,340                --                  28,796
                                        -----------    -----------       -----------             -----------
Oil and gas operating expenses                8,935          2,535                --                  11,470
                                                                                  --
General and administrative                   11,043          1,543                                    12,586
 expenses, net                                                                    --

Depreciation and amortization                 6,848          2,735              (596)  (1)             8,987

Provision for asset impairments               1,599             --                --                   1,599

Interest expense and other, net               7,296            708               600   (2)             8,604
                                        -----------    -----------       -----------             -----------
     Total Expenses                          35,721          7,521                 4                  43,246
                                        -----------    -----------       -----------             -----------

Income tax expense                               30             --                --                      30
                                        -----------    -----------       -----------             -----------

Loss before extraordinary item          $   (12,295)       $(2,181)            $  (4)            $   (14,480)
                                        -----------    -----------       -----------             -----------
Extraordinary item                             (550)            --                --                    (550)
                                        -----------    -----------       -----------             -----------
Net Loss                                $   (12,845)       $(2,181)            $  (4)            $   (15,030)
                                        -----------    -----------       -----------             -----------
Accretion related to preferred
 stock                                       (8,427)            --                --                  (8,427)
                                        -----------    -----------       -----------             -----------
Net loss attributed to common
 stock                                  $   (21,272)       $(2,181)            $  (4)            $   (23,457)
                                        ===========    ===========       ===========             ===========
Basic and diluted loss per common
 share                                  $     (1.48)                                             $     (1.58)
                                        ===========                                              ===========
Weighted average common shares
 outstanding                             14,413,517                                               14,886,119
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

(3)  INVESTMENTS

     Included within cash and temporary investments at December 31, 1999 and 2000 are certain investments in marketable debt securities having maturities of sixty days or less. The cost of such marketable debt securities totaled $18,459,000 and $13,944,000 as of December 31, 1999 and 2000, respectively, with cost approximating fair value. Harken management determines the appropriate classification of such debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Such debt securities are classified as held-to-maturity as Harken has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. During 1999 and 2000, Harken held no securities which were classified as available-for-sale or trading.

     In addition, at December 31, 2000, Harken held an investment in 66,903 shares of Benz Series II preferred stock and Benz Notes with a face value of $3,967,000, but has reflected no carrying value for these securities.

(4)  OIL AND GAS PROPERTIES

     Harken follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, development and production of oil and gas reserves. Under this method, all costs, including internal costs, directly related to acquisition, exploration and development activities are capitalizable as oil and gas property costs. Harken capitalized $6,781,000, $5,411,000 and $3,196,000 of internal costs directly related to these activities in 1998, 1999 and 2000, respectively. Such costs include office and personnel costs of Harken's international and domestic exploration field offices and do not include any corporate overhead. Harken also accrues costs of dismantlement, restoration and abandonment to the extent that such costs, in the aggregate, are anticipated to exceed the aggregate salvage value of equipment and facilities removed from producing wells and other facilities. See Note 15 -- Oil and Gas Disclosures for further discussion.

     The capitalized costs of oil and gas properties, excluding unevaluated properties, are amortized on a country-by-country basis using a unit of production method (equivalent physical units of 6 Mcf of gas to each barrel of oil) based on estimated proved recoverable oil and gas reserves. Such amortization of U.S. domestic oil and gas properties was $6.03, $5.41 and $6.43 per equivalent barrel of oil produced during 1998, 1999 and 2000, respectively.

     Amortization of certain Colombia oil and gas properties was $1.04, $3.52 and $9.45 per equivalent barrel of oil produced during 1998, 1999 and 2000, respectively. The evaluated costs, net of accumulated depreciation and amortization, at December 31, 1999 and 2000 include $120,391,000 and $11,695,000, respectively, related to Colombia (see Note 5 - Middle American Operations for a discussion of Colombian operations).

     Amortization of unevaluated property costs begins when the properties become proved or their values become impaired. Harken assesses realizability of unevaluated properties on at least an annual basis or when there has been an indication that an impairment in value may have occurred, such as for a relinquishment of Colombian Association Contract acreage. Impairment of unevaluated prospects is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of Harken to obtain funds to finance such exploration and development.

     Under full cost accounting rules for each cost center, capitalized costs of evaluated oil and gas properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount ("the cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, discounted at 10%, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged to earnings.

     Given the volatility of oil and gas prices, it is reasonably possible that the estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline in the future, even if only for a short period of time, it is possible that additional impairments of oil and gas properties could occur. In addition, due to the Colombia ceiling test impairment described below, it is reasonably possible that additional impairments could occur as costs are incurred in excess of any increases in the present value of future net cash flows from proved oil and gas reserves.

     During the fourth quarter of 2000, Harken recorded a non-cash valuation allowance on its Colombian oil properties of $156,411,000. The valuation allowance is based upon the present value, discounted at ten percent, of Harken's Colombian reserves, which declined primarily due to a reduction in Harken's proved undeveloped reserves on its Bolivar Association Contract following the recently drilled Olivo #2 well in Colombia, which was drilled in late December 2000 and the early part of the first quarter 2001. To a lesser extent, Harken's proved producing reserve volumes have also been reduced due to recent production information.

     In the last half of 1998, Harken recorded a non-cash valuation allowance on its U.S. domestic oil and gas properties of approximately $50,518,000 due to the significant decline in its estimated present value of future net cash flows as a result of low oil and gas prices at December 31, 1998 and downward U.S. domestic reserve revisions during the last half of 1998.

     Capital Resources -- Management believes that cash on hand, together with anticipated cash flows from operations and available borrowing capacity, will be adequate to satisfy a significant portion of Harken's planned capital expenditure needs for 2001. However, Harken will continue to seek new sources of equity and debt financing and pursue additional sales of domestic oil and gas properties to fund its capital expenditure program. Although Harken believes that it will have sufficient cash resources to fund all of its planned capital expenditures during 2001, certain capital expenditures are discretionary and, as a result, will be curtailed if sufficient funds are not available.

(5)  MIDDLE AMERICAN OPERATIONS

     Colombian Operations -- Harken's Colombian operations are conducted through Harken de Colombia, Ltd., a wholly-owned subsidiary of Harken, which held five exclusive Colombian Association Contracts with Empresa Colombiana de Petroleos ("Ecopetrol") as of December 31, 2000. These Association Contracts include the Alcaravan Contract, awarded in 1992, the Bocachico Contract, awarded in 1994, the Cambulos Contract, awarded in 1995, the Bolivar Contract, awarded in 1996 and the Los Olmos Contract, awarded in 1998. As of December 31, 2000, the Alcaravan Contract covers an area of approximately 101,000 acres in the Llanos Basin of Eastern Colombia. The Bocachico and Cambulos Contracts cover a combined area of approximately 233,000 acres in the Middle Magdalena Valley of Central Colombia and the Bolivar Contract covers an area of approximately 250,000 acres in the Northern Middle Magdalena Valley of Central Colombia. The Los Olmos Contract covers approximately 374,000 acres in the Lower Magdalena Valley of Northern Colombia. Subsequent to December 31, 2000, Harken relinquished all of its Cambulos Contract acreage and all but 54,700 acres of its Bocachico Contract area acreage.

     Terms of each of the Association Contracts commit Harken to perform certain activities in accordance with a prescribed timetable. As of December 31, 2000 and March 27, 2001, Harken was in compliance with the requirements of each of the Association Contracts, as amended and/or waived.

     Under the terms of the Association Contracts, if, during the first six years of each contract, Harken discovers one or more fields capable of producing oil or gas in quantities that are economically exploitable and Ecopetrol elects to participate in the development of the field, or Harken chooses to proceed with the development on a sole-risk basis, the term of that contract will be extended for a period of 22 years from the date of such election by Ecopetrol, subject to the entire term of the Alcaravan Contract being limited to no more than 28 years. Upon the election by Ecopetrol to participate in the development of a field and upon commencement of production from that field, Ecopetrol will begin to reimburse Harken for 50% of Harken's successful well costs expended up to the point of Ecopetrol's participation plus, in the case of the Cambulos, Bolivar, and Los Olmos Contracts, 50% of all seismic and dry well costs incurred prior to the point of Ecopetrol's participation. For fields in which Ecopetrol participates, production will be allocated as follows: Ecopetrol, on behalf of the Colombian government, will receive a 20% royalty interest in all production, and all production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Harken until cumulative production from all fields (or the particular productive field under certain of the Association Contracts) in the Association Contract acreage reaches 60 million barrels of oil. As cumulative production increases in excess of 60 million barrels of oil, Ecopetrol's share of production will increase progressively (to a maximum of 75% under certain of the Association Contracts) with a corresponding decrease in Harken's share of production. After a declaration of Ecopetrol's participation, Harken and Ecopetrol will be responsible for all future development costs and operating expenses in direct proportion to their interest in production. For any fields in which Ecopetrol declines to participate, Harken would be entitled to receive Ecopetrol's share of production after deduction for royalty until Harken has recovered 200% of its costs, after which time Ecopetrol could elect to begin to receive its share of production.

     Harken has proved reserves attributable to two of its contracts, the Alcaravan and Bolivar Contracts. In the Alcaravan Contract, Harken has proved reserves in the Palo Blanco field, and in the Bolivar Contract, Harken has proved reserves in the Buturama field. Harken has submitted application to Ecopetrol for their participation in both of these fields and in February 2001, Harken was notified by Ecopetrol that Harken could proceed with the development and production of the Buturama field on a sole-risk basis. As such, Harken is entitled to receive Ecopetrol's share of production after royalty, until Harken has recovered 200% of its costs, after which time Ecopetrol could elect to begin to receive its share of production. As of March 27, 2001, Ecopetrol had not made an election as to whether it would participate in the Palo Blanco field and Harken is in the process of preparing an amended application to Ecopetrol which includes results of the recently drilled Estero #2 well. It has been Harken's experience that Ecopetrol asks for additional information with regard to the applications, and that the process of receiving an election from Ecopetrol may take significant time.

     Reimbursement by Ecopetrol to Harken may either be in cash, or through allowing its share of production to apply to Harken's cost recovery, at Ecopetrol's election. During the last part of 1999, pursuant to specific negotiations with Ecopetrol, Harken began receiving Ecopetrol's working interest share of monthly Bolivar Contract area production as nonrefundable reimbursement for a portion of Ecopetrol's share of certain historical Bolivar Contract area costs. Harken similarly began receiving Ecopetrol's working interest share of monthly Alcaravan area production in May 2000. Harken has reflected such nonrefundable reimbursement production as revenues during 1999 and 2000.

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

     Costa Rica Operations -- In August 1999, the Exploration and Production concession contract with the Republic of Costa Rica ("Costa Rica Contract") was signed by MKJ Xploration, Inc. ("MKJ"), which was originally awarded the concession under Costa Rica's bidding process that was finalized in October 1997. In the fourth quarter of 1998, Harken entered into an agreement with MKJ to participate in this anticipated Costa Rica Contract. The Costa Rica Contract covers approximately 1.4 million acres in the North and South Limon Back Arc Basin onshore and offshore Costa Rica Central America. The formal Costa Rica Contract was signed by the President of Costa Rica and became effective October 1999. The Costa Rica Contract area is comprised of Blocks 2, 3, 4 and 12 from Costa Rica's initial bidding round in October of 1997. Two of the Blocks are located onshore and two are located offshore within Costa Rica's Caribbean territorial waters.

     Under the terms of the Costa Rica Contract, if during the first six years of the contract (the "Exploration Period") Harken Costa Rica Holdings LLC ("HCRH", a Nevada limited liability corporation) discovers one or more fields capable of producing oil or gas in quantities that are economically exploitable, the term of the contract will be extended for a period of 20 years. Production will be allocated whereby the Costa Rican government will receive up to a 15% royalty interest (sliding scale based on production), and the remaining interest will be paid to HCRH.

     Harken's participation in Costa Rica is structured whereby a wholly-owned Harken subsidiary owns 80% of the stock of HCRH. An affiliate of MKJ owns the remaining 20% of the stock of this subsidiary. Under the terms of the agreement between Harken and MKJ, Harken paid approximately $3.7 million of the $4.2 million to be paid to MKJ to purchase its share of the Costa Rica Contract rights from MKJ after an agreement and approval of the assignment was signed and ratified with the Republic of Costa Rica. The remaining $500,000 of this purchase price is to be paid upon the mobilization of the rig related to the initial well to be drilled on the Costa Rica Contract acreage. In June 2000, the assignment of the Costa Rica Contract rights to HCRH was approved by the Costa Rican government. Additionally, $4 million has been funded by Harken related to the Contract and up to $4 million of additional funds is to be committed by Harken over the next year to fund the initial minimum work program obligations under the proposed Costa Rica Contract. Harken is seeking additional joint venture partner participation for these work program obligations and to fund the initial well to be drilled. In connection with Harken's participation in the Costa Rica Contract rights, Harken issued to MKJ certain non-registered, non-transferable stock purchase warrants to purchase 20,000 shares of Harken common stock which are currently exercisable by the holders thereof at any time before November 12, 2001 at an exercise price of $35.00 per share.

(6)  BANK CREDIT FACILITY OBLIGATIONS

     A summary of long-term bank obligations follows:

                                                      December 31,            December 31,
                                                         1999                     2000
                                                    ---------------         ---------------
Subsidiary notes payable to bank (A)                $    10,500,000         $     9,937,000

Subsidiary project finance facility (B)                           -                       -
                                                    ---------------         ---------------
                                                         10,500,000               9,937,000
Less: Current portion                                             -                       -
                                                    ---------------         ---------------
                                                    $    10,500,000         $     9,937,000
                                                    ===============         ===============


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

          On August 11, 2000, certain Harken subsidiaries, including XPLOR (the "Borrowers"), entered into a new three year loan facility with Bank One Texas, N.A. ("Bank One") which is secured by certain of Harken's domestic oil and gas properties and a guarantee from Harken. The Bank One facility provides borrowings limited by a borrowing base (as defined by the Bank One facility) which was $15,900,000 as of December 31, 2000, and $15,525,000 as of March 27, 2001. Such borrowing base, which is net of outstanding letters of credit, is redetermined by Bank One on May 1 and October 1 of each year in accordance with the facility agreement. The Bank One facility provides for interest based on LIBOR plus a margin of 2.350% (8.97% as of December 31, 2000), payable at the underlying LIBOR maturities or lender's prime rate, and provides for a commitment fee of 0.375 % on the unused amount. At December 31, 2000 Harken has $9,937,000 outstanding pursuant to the facility.

          The Bank One facility requires Harken, as parent company for the Borrowers, to maintain certain financial covenant ratios and requirements. Harken and the Borrowers are in compliance with all requirements under the Bank One facility as of December 31, 2000. Such financial covenant ratios and requirements for Harken include a current ratio, as defined, of not less than 1.5 to 1.0, tangible net worth, as defined and amended, of not less than $40,000,000, a total liabilities to tangible net worth ratio, as amended, of not more than
          2.3 to 1.0 and a debt service coverage ratio, as defined, of not less than 1.5 to 1.0.

(B) Effective September 1, 1999, Harken de Colombia, Ltd. entered into a project finance loan agreement with the International Finance Corporation ("IFC") to be utilized in the development of the Bolivar Association Contract block in Colombia ("the Project"). As of

          March 27, 2001, no borrowings have been drawn down by Harken de Colombia, Ltd. under the facility. Harken incurred approximately $1,460,000 of issuance costs associated with the project finance facility and such costs are being amortized over the term of the facility.

          The project finance facility consists of an A Loan of $20,000,000, a syndicated B loan of $25,000,000 and a C Loan of $10,000,000. The A and B Loans will bear interest at LIBOR plus a margin of 3.50% and will be repayable in equal semi-annual installments beginning one year after initial disbursement of funds and continuing for five years.
          The syndicated B Loan was jointly arranged by Dresdner Kleinwort Benson, and fully underwritten by Dresdner Bank Lateinamerika AG ("Dresdner"). The C Loan will bear interest at LIBOR with a quasi-equity income participation and is repayable in full at the end of the sixth year of maturity. The C Loan will be convertible into Harken common stock under certain conditions at a conversion price of $30.00 per share. All loans are extendable for up to two years from the initial term if certain Project performance conditions are achieved. All loans will be secured by the Project. Funding under the facility is subject to certain conditions, including Harken maintaining certain capital commitments to Harken de Colombia, Ltd. to be dedicated to the Project.

          In August 2000, Harken received notice from IFC that Dresdner had elected to cancel its participation in and underwriting of the syndicated B Loan. IFC has retained its rights with respect to the A and C Loans.

          Harken has had discussions with IFC regarding certain aspects of the Project in light of current Bolivar production information and considering the inclusion of Harken's Palo Blanco development on the Alcaravan Association Contract as part of the Project. Harken and IFC will additionally be reviewing the Project considering the results of the recently drilled Estero #2 and Olivo #2 wells. Currently, and as of December 31, 2000, Harken de Colombia, Ltd. and Harken do not meet certain of the provisions and financial covenants required in order to draw down funds under the project finance facility. As of March 27, 2001, no modifications to the project finance facility have been made with IFC which would allow Harken to draw funds under the project finance facility.


(7)  DEVELOPMENT FINANCE AGREEMENTS

     In October 1997, Harken entered into a Development Finance Agreement with EnCap Energy Capital Fund III, L.P., EnCap Energy Capital Fund III-B, L.P., BOCP Energy Partners, L.P. and Energy Capital Investment Company PLC (collectively the "EnCap Investors"), pursuant to which the EnCap Investors provided $25 million (the "Payment Amount"), less a 2% investment banking fee, to Harken to finance the planned drilling of the initial wells on three unexplored oil and gas prospects in the Middle Magdalena Basin of Colombia. In exchange, the EnCap Investors received the right to receive future payments from Harken equal to 5% of the net profits that Harken de Colombia, Ltd. may have derived from the sale of oil and gas produced from each of the three prospects if the planned drilling on the prospect was successful (the "Participation"). In December 1997 and March 1998, Harken entered into similar Development Finance Agreements whereby Sidro S.A., Lambertine Holdings, Ltd., Rauscher Pierce and Clark and Crescent International, Ltd. (collectively the "European Investors") provided $10 million to

Harken during the first quarter of 1998 to finance a portion of the cost of the three-well exploratory program discussed above. In exchange, the European investors received the right to receive future payments from Harken equal to 2% of the participation.

     Pursuant to the Development Finance Agreements, the EnCap Investors, European Investors and Harken each had the right, for a period of two years beginning in October 1998, to convert all or part of the Participation into shares of Harken common stock. The number of shares of Harken common stock to be issued upon conversion of the Participation was equal to the Invested Amount, as defined, divided by the market price of Harken common stock at the time of conversion. Harken could also elect to pay cash upon any conversion of the Participation in lieu of issuing Harken common stock. The Development Finance Agreements also provided for additional shares of Harken common stock ("Deficiency Shares") to be issued by Harken in the event of a conversion to the extent that the EnCap Investors or European Investors did not, under certain circumstances, realize the Invested Amount from the sale of shares of Harken common stock issued at the conversion. See Note 12 -- Related Party Transactions for a discussion of the relationship that existed between Harken and the EnCap Investors.

     In April 1999, Harken received notice from EnCap Investments L.C. that the EnCap Investors elected to exercise their option to convert a 40% portion of the EnCap Participation into shares of Harken common stock. Pursuant to the EnCap Development Finance Agreement, the EnCap Investors received 648,151 shares of Harken common stock. On October 28, 1999, Harken and the EnCap Investors entered into a repurchase agreement whereby Harken paid cash of $20 million to EnCap Investments L.C. on behalf of the EnCap Investors as full settlement of the remaining Development Finance Obligations to the EnCap Investors. Such repurchase and settlement included the extinguishment of Harken's contingent obligation to issue Deficiency Shares of Harken common stock to the extent that the EnCap Investors did not realize the Invested Amount from the sale of shares issued to the EnCap Investors in April 1999.

     In December 1998, one of the European Investors exercised their right to convert all their Participation into shares of Harken common stock. Harken elected to pay cash of approximately $2.3 million in lieu of issuing Harken common stock. During the second quarter of 1999, Harken received notice from two European Investors that they had elected to exercise their option to convert all or a portion of their Participation into shares of Harken common stock. Pursuant to the Development Finance Agreement, these European Investors received a total of 434,721 shares of Harken common stock. In November 1999, Harken and these European Investors entered into an agreement to extend the calculation of the Invested Amount from the date of conversion to September 30, 1999 and also extended the period in which these European Investors could sell their shares of Harken common stock received at conversion. In March 2000, Harken issued to these European Investors a total of 413,813 shares of Deficiency Shares of Harken common stock pursuant to the Development Finance Agreement as modified.

     In February 2000, Harken entered into an agreement with a European Investor whereby Harken issued 145,739 shares of Harken common stock as full settlement for any additional shares payable to the European Investor related to its second quarter 1999 conversion of its Participation. In March 2000, Harken received notice from the European Investor that it had elected to exercise its option to convert the remaining portion of its Participation into shares of Harken common stock. Pursuant to the Development Finance Agreement, the European Investor was issued 128,274 shares of Harken common stock. Subsequent to December 31, 2000, Harken issued to the European Investor 257,931 shares of Harken common stock relating to the Deficiency Shares requirement from the March 2000 conversion.

     As a result of the above conversions and issuances of Deficiency Shares, all Development Finance Agreements have been converted and Harken has satisfied all Deficiency Share obligations related to any of its Development Finance Agreements.

     Accounting for Development Finance Agreements - At December 31, 1999, Harken accounted for the remaining Development Finance Agreement Invested Amount, as a long-term obligation. Interest accrued on the Invested Amount, plus the amortization of the issuance costs associated with the Development Finance Agreements, is reflected as Interest Expense and Other, net of amounts capitalized, in the accompanying consolidated statements of operations. Harken records as Interest Expense and Other the fair value of the obligation to issue Deficiency Shares related to conversions of Development Finance Agreements at the time they are converted. In addition, Harken reflected Interest Expense and Other during the fourth quarter of 1999 and first quarter of 2000 for the additional value related to the November 1999 agreement with the European Investors and the February 2000 agreement with Crescent, respectively, discussed above. As Participation was converted into shares of Harken common stock, a pro-rata portion of the unamortized issuance costs associated with the Development Finance Agreements has been charged to income as an extraordinary item.


(8)  CONVERTIBLE NOTES PAYABLE


A summary of convertible notes payable is as follows:

                                     December 31,                December 31,
                                        1999                        2000
                                    ------------                ------------
5% European Notes                    $85,000,000                 $59,810,000

Benz Convertible Notes                10,869,000                  10,130,000
                                    ------------                ------------
                                      95,869,000                  69,940,000
Less: Current portion                          -                           -
                                    ------------                ------------
                                     $95,869,000                 $69,940,000
                                    ============                ============

     5 1/2% European Notes -- On June 11, 1997, Harken issued to qualified purchasers a total of $70 million in 5 1/2% Senior Convertible Notes (the "5 1/2% European Notes") which were to mature on June 10, 2002. In connection with the sale and issuance of the 5 1/2% European Notes, Harken paid approximately $5,174,000 from the 5 1/2% European Notes proceeds for commissions and issuance costs. Interest incurred on these notes was payable semi-annually in June and December of each year to maturity or until the 5 1/2% European Notes were converted. Such 5 1/2% European Notes were convertible into shares of Harken common stock at an initial conversion price of $50.00 per share, subject to adjustment in certain circumstances ("the 5 1/2% European Note Conversion Price"). The 5 1/2% European Notes were also convertible by Harken into shares of Harken common stock after one year following issuance, if for any period of thirty consecutive days commencing on or after June 11, 1997, the average of the closing prices of Harken common stock for each trading day during such thirty-day period equaled or exceeded 130% of the 5 1/2% European Note Conversion Price (or $65.00 per share of Harken common stock). In October 1997, Harken met the market price criteria necessary to call for mandatory conversion of the 5 1/2% European Notes any time on or after June 11, 1998, and provided notice to the holders as required under the Trust Indenture. Harken formally called the 5 1/2% European Notes which remained outstanding on June 12, 1998. As of December 31, 1997, holders of 5 1/2% European Notes totaling $30,120,000 exercised their conversion option and such holders were issued 632,520 shares of Harken common stock. During the first six months of 1998 additional holders of 5 1/2% European Notes totaling $610,000 exercised their conversion option and such holders were issued an additional 12,200 shares of Harken common stock. On June 12, 1998, Harken converted the remaining 5 1/2% European Notes into 785,400 shares of Harken common stock.

     5% European Notes -- On May 26, 1998, Harken issued to qualified purchasers a total of $85 million in 5% European Notes which mature on May 26, 2003. In connection with the sale and issuance of the 5% European Notes, Harken paid approximately $4,256,000 from the 5% European Notes proceeds for commissions and issuance costs. Interest incurred on these notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are converted. Such 5% European Notes are convertible into shares of Harken common stock at an initial conversion price of $65.00 per share, subject to adjustment in certain circumstances ("the 5% European Note Conversion Price"). Other than the February 2000 transaction discussed below, none of the bondholders have exercised their conversion option as of March 27, 2001. The 5% European Notes are also convertible by Harken into shares of Harken common stock after May 26, 1999, if for any period of thirty consecutive days commencing on or after May 26, 1998, the average of the closing prices of Harken common stock for each trading day during such thirty-day period shall have equaled or exceeded 125% of the 5% European Note Conversion Price (or $81.25 per share of Harken common stock). The 5% European Notes may be redeemed for cash, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002, Harken may redeem up to 50% of the 5% European Notes in exchange for shares of Harken common stock at a defined conversion price based on an average market price of Harken common stock. Beginning May 26, 2003, Harken may similarly redeem all remaining 5% European Notes. The 5% European Notes are listed on the Luxembourg Stock Exchange and had an aggregate market value of approximately $33,000,000 as of December 31, 2000.

     In February 2000, Harken entered into an agreement with a holder of the 5% European Notes in which the holder exchanged Notes in the face amount of $6,000,000, plus accrued interest, for 300,000 shares of Harken common stock plus a cash payment of $50,000. Although the 300,000 shares of Harken common stock issued had a total fair value of approximately 50% of the face value of the Notes exchanged, accounting for the transaction required Harken to reflect a charge of $2,068,000 in the accompanying Consolidated Statement of Operations related to the fair value of the shares of Harken common stock issued in excess of the number of shares which would have been issued pursuant to the $65.00 per share conversion price of the 5% European Notes.

     During 2000, Harken repurchased 5% European Notes in the face amount of $19,190,000 from certain holders in exchange for cash of approximately $10,680,000 plus transaction expenses. Subsequent to December 31, 2000 and through March 27, 2001, Harken has repurchased additional 5% European Notes in the face amount of $250,000 from certain holders in exchange for cash of approximately $140,000 plus transaction expenses. Harken has reflected an extraordinary item gain from the cash purchase of outstanding 5% European Notes in the accompanying Consolidated Statements of Operations.

     Commissions and issuance costs associated with the 5% European Notes are deferred and are included in Other Assets and are amortized to interest expense over the period until conversion or maturity of the 5% European Notes. As 5% European Notes are converted to Harken common stock, a pro-rata portion of these deferred costs are charged to Additional Paid-In Capital. As 5% European Notes are repurchased for cash, a pro rata portion of the deferred costs are included in the calculation of the extraordinary item gain.

     Benz Convertible Notes -- On December 30, 1999 (the "Closing Date"), Harken issued the Benz Convertible Notes in exchange for certain prospects acquired from Benz. (See Note 2 - Mergers and Acquisitions for further discussion of the acquisition of the Benz Prospects) The Benz Convertible Notes originally were to mature May 26, 2003 and bear interest at 5% per annum, payable semi-annually in May and November of each year to maturity or until the Benz Convertible Notes are converted. Such Benz Convertible Notes are convertible into shares of Harken common stock at a conversion price of $65.00 per share, subject to adjustment in certain circumstances (the "Benz Notes Conversion Price"). The Benz Convertible Notes are also convertible by Harken into shares of Harken common stock, if for any period of thirty consecutive days the average of the closing prices of Harken common stock for each trading day during such thirty-day period shall have equaled or exceeded 125% of the Benz Notes Conversion Price (or $81.25 per share of Harken common stock). The Benz Convertible Notes may be redeemed for cash, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002 Harken may redeem up to 50% of the Benz Convertible Notes in exchange for shares of Harken common stock at a conversion price to be calculated based on an average market price of Harken common stock.

     For a period of up to nine months following the Closing Date (the "Restricted Put Period"), Benz could have required Harken to redeem the Benz Convertible Notes into Harken's option of either cash or Harken common stock, provided that such consideration was used to retire obligations of Benz at a discount, which is acceptable to Harken at Harken's sole discretion, to the face amount of such obligations. In addition, for a period of nine months, beginning no later than the end of the Restricted Put Period, the Benz Convertible Notes may be redeemed at Benz's option for an amount equal to 50% of the then outstanding principal amount, plus accrued interest, of the related Benz Convertible Notes, payable at Harken's option either in cash or Harken common stock.

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

     Harken has reflected the Benz Convertible Notes on its Consolidated Balance Sheet at the fair value of the Notes on the Closing date. The difference between the fair value and the remaining face amount of the Benz Convertible Notes outstanding of $10,875,000 is accreted into interest expense over the term of the notes.

(9)  STOCKHOLDERS' EQUITY

     Reverse Stock Split -- On November 7, 2000, Harken effected a one-for-ten reverse stock split that has been retroactively reflected in the consolidated financial statements.

     Common Stock -- Harken currently has authorized 225,000,000 shares of $.01 par common stock. At December 31, 1999 and 2000, Harken had issued 15,570,755 shares and 17,699,110 shares, respectively.

     Treasury Stock -- At December 31, 1999 and 2000, Harken had 215,300 and 89,750 shares, respectively, of treasury stock. During 1999, Harken purchased 145,300 shares of Harken common stock in the open market at a cost of approximately $1,964,000. During 2000, Harken cancelled all of the 215,300 shares of treasury stock it held as of December 31, 1999. In addition, during 2000, Harken purchased 89,750 shares of Harken common stock in the open market at a cost of approximately $453,000.

     Issuance of Convertible Notes Payable -- In June 1997, Harken issued to qualified purchasers a total of $70 million in 5 1/2% European Notes which were to mature on June 11, 2002. The 5 1/2 % European Notes were converted during 1997 and 1998 into a total of 1,430,120 shares of Harken common stock. For further discussion of the 5 1/2 % European Notes, see Note 8 - Convertible Notes Payable.

     In May 1998, Harken issued to qualified purchasers a total of $85 million in 5% European Notes which mature on May 26, 2003. Such 5% European Notes are convertible into shares of Harken common stock at an initial conversion price of $65.00 per share, subject to adjustment in certain circumstances. Other than the February 2000 transaction discussed below, none of the bond holders have exercised their conversion option as of March 27, 2001. For further discussion of the 5% European Notes, see Note 8 - Convertible Notes Payable.

     In February 2000, Harken entered into an agreement with a holder of the 5% European Notes where the holder exchanged Notes in the face amount of $6,000,000, plus accrued interest, for 300,000 shares of Harken common stock.

     On December 30, 1999, Harken issued the Benz Convertible Notes in exchange for certain prospects acquired from Benz (See Note 2 - Mergers, Acquisitions and Dispositions for further discussion of the acquisition of the Benz Prospects). Such Benz Convertible Notes are convertible into shares of Harken common stock at a conversion price of $65.00 per share, subject to adjustment in certain circumstances (the "Benz Notes Conversion Price"). For further discussion of the Benz Convertible Notes, see Note 8 - Convertible Notes Payable.

     Acquisition of Bargo Properties -- In May 1998, Harken acquired working interests in the Bargo Properties in exchange for 271,648 shares issuable at closing. Additional consideration of approximately $4,000,000 was paid by Harken to the sellers in cash during July 1999. See Note 2 - Mergers, Acquisitions and Dispositions for further discussion.

     Merger with XPLOR-- In August 1999, Harken entered into a merger agreement with XPLOR whereby XPLOR became a wholly-owned subsidiary of Harken. As consideration for the merger, Harken issued 750,000 shares of Harken common stock and issued 233,607 warrants for the purchase of shares of Harken common stock at $25.00 per share, exercisable through February 2001 . See Note 2 - Mergers, Acquisitions and Dispositions for further discussion.

     Development Finance Agreements -- Harken entered into Development Finance Agreements relating to certain of its Colombian operations. Pursuant to these Development Finance Agreements, the investors have exercised their options to convert their beneficial interest in a specific operating area into shares of Harken common stock. In addition, certain of these investors were issued shares of Harken common stock at the time of entering into a Development Finance Agreement with Harken. In October 1999, Harken repurchased for cash a significant majority of the remaining Development Finance Agreements. For a complete discussion of the Development Finance Agreements, and further discussions of certain conversions of beneficial interests exercised during the second quarter of 1999 and March 2000, as well as a discussion of the October 1999 repurchase, see Note 7 - Development Finance Agreements.

     Private Placements of Harken Common Stock -- In March 2000, Harken issued 200,000 shares of Harken common stock to two institutional investors in exchange for $1,500,000 cash and 5,000 shares of Benz Series II preferred stock having a face value of $500,000. In May 2000, Harken issued 246,154 shares of Harken common stock to institutional investors in exchange for $1,500,000 cash and 5,000 shares of Benz Series II preferred stock having a face value of $500,000. During the third quarter of 2000, Harken issued 910,476 shares of Harken common stock to institutional investors in exchange for $4,971,000 cash and 13,380 shares of Benz Series II preferred stock having a face value of $1,338,000 and Benz Notes with a face value of $412,000. No value has been assigned to the Benz securities held by Harken.

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

     Series G1 Preferred Stock -- On August 25, 2000, the Harken Board of Directors approved the authorization and issuance of up to 240,000 shares of a new series of convertible preferred stock. The Series G1 Convertible Preferred Stock (the "Series G1 Preferred"), which was issued in October 2000, has a liquidation value of $100 per share, and is convertible at the holder's option into Harken common stock at a conversion price of $12.50 per share, subject to adjustment in certain circumstances (the "Series G1 Preferred Conversion Price"). The Series G1 Preferred is also convertible by Harken into shares of Harken common stock if for any period of twenty consecutive trading days, the average of the closing prices of Harken common stock during such period shall have equaled or exceeded the Target Price. Such Target Price shall initially be defined as the Series G1 Preferred Conversion Price multiplied by 110% (or $13.75 per share of Harken common stock) and shall be reduced by an additional $1.10 per share on each anniversary of the closing date, but not less than a minimum Target Price of $8.10 per share of Harken common stock.

     The Series G1 Preferred holders shall be entitled to receive dividends at an annual rate equal to $8 per share when, as and if declared by the Harken Board of Directors. All dividends on the Series G1 Preferred are cumulative and payable semi-annually in arrears, payable on June 30 and December 30. At Harken's option, dividends may also be payable in Harken common stock at $12.50 per share of Harken common stock. Harken also may redeem the Series G1 Preferred in whole or in part for cash at any time at $100 per share plus any accrued and unpaid dividends. In addition, on or after June 1, 2004, Harken may further elect, in any six-month period, to redeem up to 50% of the outstanding Series G1 Preferred with shares of Harken common stock valued at an average market price, and using a redemption value of the Series G1 Preferred that includes a 5% to 10% premium based on the market capitalization of Harken at the time of redemption.

     During 2000, Harken received consideration consisting of approximately $7,767,000 cash, 43,523 shares of Benz Series II preferred stock having a face value of $4,352,300 and Benz Notes with a face value of $3,555,000 in exchange for 158,155 shares of Series G1 Preferred which were issued in October 2000. No value has been assigned to the Benz securities held by Harken.

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

     Unless redeemed by Harken earlier, the Rights will expire on April 6, 2008. Harken will generally be entitled to redeem the Rights in whole, but not in part, at $.01 per Right, subject to adjustment. No Rights were exercisable under the Rights Agreement at December 31, 2000. The terms of the Rights generally may be amended by Harken without the approval of the holders of the Rights prior to the public announcement by Harken or an Acquiring Person that a person has become an Acquiring Person.

     In addition, Harken has agreements with certain members of management whereby such employees would receive compensation amounts in the event of a change, as defined in the agreements, in the ownership of Harken.

     Per Share Data -- Basic loss per common share was computed by dividing net loss attributed to common stock by the weighted average number of shares of Harken common stock outstanding during the year and retroactively reflects the effect of the one-for-ten reverse stock split that was effective November 7, 2000. The impact of unconverted Convertible Notes was not included in any of the years presented as their effect would have been antidilutive. The impact of the unconverted Development Finance Agreements, the unconverted Series F Preferred and the unconverted Series G1 Preferred were not included for any of the years presented as their effect would have been antidilutive.

     Summary of Outstanding Warrants -- At December 31, 2000, Harken has the following outstanding warrants available to be exercised (not in thousands):


Year of Issuance      Number of Shares        Exercisable               Price             Expiration Date
----------------      ----------------        -----------               -----             ---------------
     1998                  20,000                20,000                 $35.00                  2001
     1999                 233,607               233,607                 $25.00                  2001

(10)  STOCK OPTION PLAN

     Harken has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of Harken's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Harken's 1993 Stock Option and Restricted Plan has authorized the grant of options to Harken employees and directors for up to 400,000 shares of Harken common stock. Harken's 1996 Stock Option and Restricted Stock Plan has authorized the grant of 1,852,500 shares of Harken common stock. All options granted have 10-year terms and vest and become fully exercisable at the end of 4 years of continued employment.

     Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if Harken had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1999 and 2000, respectively: risk-free interest rates of 5%; dividend yields of 0%; volatility factors of the expected market price of Harken common stock of .665, .898, and .929; and a weighted-average expected life to the option of 4 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Harken's pro forma information follows (in thousands except for earnings per share information):

                                                          Year Ended December 31,
                                               -------------------------------------------
                                                    1998          1999           2000
                                               ------------   -------------   -------------
Pro forma net loss attributed to
 common stock                                     $(61,689)     $(25,596)       $(156,968)

Pro forma basic and diluted
 loss per share                                   $  (4.74)     $  (1.78)       $   (9.31)

     The weighted average fair value of the options issued in 1998, 1999 and 2000 was $23.30, $8.30, and $2.32 per share, respectively.

     A summary of Harken's stock option activity, and related information for the years ended December 31, 1998, 1999 and 2000 follows (not in thousands):

                                                                   Year Ended December 31,
                               -----------------------------------------------------------------------------------------------
                                          1998                             1999                           2000
                                ------------------------------   ------------------------------ ------------------------------
                                                 Weighted-                      Weighted-                      Weighted-
                                                  Average                        Average                        Average
                                   Options     Exercise Price     Options      Exercise Price    Options     Exercise Price
                                 ----------  -----------------   ----------  -----------------  ----------  -----------------
Outstanding-beginning  of year      837,699         $33.40       1,117,674         $35.80        1,404,748           $30.65

  Granted                           297,950         $42.85         338,237         $13.80          509,500           $ 3.41

  Exercised                          (8,150)        $25.40               -              -                -                -

  Forfeited                          (9,825)        $48.30         (51,163)        $31.10         (295,922)          $35.59
                                 ----------  -----------------   ----------  -----------------  ----------  -----------------
Outstanding-end of year           1,117,674         $35.80       1,404,748         $30.65        1,618,326           $21.17

Exercisable-end of year             462,729         $25.30         670,362         $30.30          721,864           $30.97


     Exercise prices for options outstanding as of December 31, 1998 ranged from $10.00 to $64.375. Exercise prices for options outstanding as of December 31, 1999 ranged from $8.125 to $64.375. Exercise prices for options outstanding as of December 31, 2000 ranged from $3.3125 to $64.375.


(11)  INCOME TAXES

     At December 31, 2000, Harken had available for U.S. federal income tax reporting purposes, net operating loss (NOL) carryforward for regular tax purposes of approximately $92,000,000 which expires in 2001 through 2020, alternative minimum tax NOL carryforward of approximately $72,000,000 which expires in 2001 through 2019, and statutory depletion carryforward of approximately $2,400,000 which does not have an expiration date. Approximately $5,000,000 of the net operating loss carryforward has been acquired with the purchase of subsidiaries and must be used to offset future income from profitable operations within those subsidiaries. At December 31, 2000, Harken had available for Colombian income tax reporting purposes NOL carryforward of approximately $4,400,000 which expires in 2004 through 2005.

     The following is a reconciliation of the reported amount of income tax expense for the years ended December 31, 1998, 1999 and 2000 to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income:

                                                               Year Ended December 31,
                                                      -------------------------------------------
                                                          1998            1999           2000
                                                      -----------      -----------   ------------
Tax expense using statutory rate                           $   -           $   -           $  -

Alternative minimum tax provision                              -               -              39

State income taxes                                            34              30               -
                                                     -----------       -----------     -----------
     Current tax expense                                   $  34           $  30           $  39
                                                     ===========       ===========     ===========

     There were no deferred tax liabilities as of December 31, 1999. Total deferred tax assets, primarily related to the net operating loss carryforward, were approximately $34,000,000 at December 31, 1999. The total deferred tax asset is offset by a valuation allowance of approximately $34,000,000 at December 31, 1999, resulting in no impact to Harken's results of operations.

     Total deferred tax liabilities, relating primarily to U.S. oil and gas properties as of December 31, 2000, were approximately $3,557,000. Total deferred tax assets, primarily related to the net operating loss carryforwards and Colombian oil and gas properties, were approximately $81,733,000. The total net deferred tax asset is offset by a valuation allowance of approximately $78,176,000 at December 31, 2000, resulting in no impact to results of operations.

(12)  RELATED PARTY TRANSACTIONS

     Prior to his resignation in July 2000, Harken had on its Board of Directors a director who is also a managing director of EnCap Investments L.C. ("EnCap"). EnCap has historically provided financial consulting and investment banking services to Harken. As described in Note 7 -- Development Finance

Agreements, in October 1997, Harken entered into a Development Finance Agreement with the EnCap Investors. EnCap serves as the general partner of three of the EnCap Investors and the former Harken director serves as a director of the fourth EnCap Investor. In October 1999, Harken purchased all the interests and rights held by the EnCap Investors for $20,000,000 cash. As described in Note
2 -Mergers, Acquisitions and Dispositions, in May 1998 Harken acquired the Bargo Properties from St. Martinville Partners, Ltd. and Bargo Energy Company, which are affiliates of EnCap. In addition, in December 1999, Harken acquired the Benz Prospects from Benz, which is an affiliate of EnCap. Harken believes that the above transactions were made at terms at least as favorable to Harken as those that could have been secured with an unrelated party.

     During 1997, 1998 and 1999, Harken made secured short-term loans to certain members of Harken's Board of Directors and Management. Such notes receivable are reflected in Harken's consolidated balance sheet at December 31, 1999 and December 31, 2000 as Related Party Notes Receivable. In January 2001, Harken forgave the repayment of a short-term loan to a former director and member of management and has reflected the forgiveness as a charge to earnings in 2000.

(13)  HEDGING ACTIVITIES

     During 1999, Harken entered into certain commodity derivative instruments, which are effective in mitigating commodity price risk associated with a portion of its monthly crude oil and natural gas production and cash flow. With the August 19, 1999 merger with XPLOR, Harken assumed natural gas price swaps entered into by XPLOR. At December 31, 2000, such natural gas price swaps result in XPLOR receiving fixed prices of approximately $2.20 per MMBTU covering a total of 900,000 MMBTUs over the remaining life of the swaps, which terminate in December 2001. Harken allocated a portion of the XPLOR purchase price to the fair value of these swap contracts as of the date of the merger. At December 31, 1999 and 2000, the remaining deferred obligation relating to these natural gas swap contracts of approximately $849,000 and $676,000, respectively, and having a market value of approximately $428,000 and $3,701,000, respectively, is reflected in accrued liabilities in the accompanying Consolidated Balance Sheets. At December 31, 1999, Harken also held a put option for crude oil with a fixed price of $15 per barrel covering 185,000 barrels over the life of the option, through October 31, 2000. At December 31, 1999,the remaining unamortized premium of approximately $75,000 relating to the crude oil put option was included in other current assets in the accompanying Consolidated Balance Sheets and was recognized in revenue over the life of the option as the hedged crude oil was sold.

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

(14)  OTHER INFORMATION

     Quarterly Data -- (Unaudited) -- The following tables summarize selected quarterly financial data for 1999 and 2000 expressed in thousands, except per share amounts:


                                                       Quarter Ended                                      Total
                              --------------------------------------------------------------------
                                 March 31         June 30         September 30       December 31           Year
                              -------------   --------------     --------------    ---------------     ------------
1999
Revenues                          $ 4,336          $ 5,100            $ 6,587         $   7,433           $  23,456

Gross profit                        1,622            2,366              3,400             3,422              10,810

Net loss                           (1,655)          (2,827)            (1,651)           (6,712)            (12,845)

Basic and diluted loss per
  common share                    $ (0.75)         $ (0.20)           $ (0.11)        $   (0.44)          $   (1.48)

2000
Revenues                          $10,272          $11,077            $11,592         $  11,454           $  44,395

Gross profit                        6,611            7,095              7,710             7,382              28,798

Net income (loss)                  (2,189)           1,740              4,037          (156,521)           (152,933)

Basic and diluted loss
 per common share                 $ (0.14)         $  0.10            $  0.22         $   (8.87)          $   (9.09)

     Significant Customers -- In 1998, no individual purchaser represented 10% or more of consolidated revenues. In 1999 and 2000, Ecopetrol, which purchases Harken's Colombia oil production, represented 13% and 24% of Harken's consolidated revenues. Harken has secured and maintains letters of credit with certain significant domestic commercial purchasers. In addition, management does not feel that the loss of a significant domestic purchaser would significantly impact the operations of Harken due to the availability of other potential purchasers for its oil and gas production.

     Operating Segment Information -- Harken divides its operations into two operating segments which are managed and evaluated by Harken as separate operations. Harken's North American operating segment currently relates to Harken's exploration, development, production and acquisition efforts in the United States whereby production cash flows are discovered or acquired, and operates primarily through traditional ownership of mineral interests in the various states in which it operates. Harken's North American production is sold to established purchasers and generally transported through an existing and well-developed pipeline infrastructure. Harken's Middle American operating segment currently relates to Harken's exploration, development, production and acquisition efforts in Colombia and Costa Rica. Middle American segment production cash flows are discovered through extensive drilling operations conducted under Association Contract or Concession arrangements with the state-owned oil and gas companies/ministries in the respective countries. Harken's Middle American production is currently sold to local purchasers. Harken's Middle American operations are heavily capital intensive in the exploration and development phases due to remote well locations and the general need for the construction of Harken's own flowline connections and production facilities. During the three-year period ended December 31, 2000, none of Harken's Middle American segment revenues related to Costa Rica.

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

     Harken's financial information for each of its operating segments is as follows for each of the three years in the period ended December 31, 2000:

                                                    North             Middle
                                                   America            America             Total
                                                  ---------          ---------          ---------
For the year ended
  December 31, 1998:

Operating revenues                                $ 10,394           $     538          $  10,932
Interest and other income                            4,611               4,227              8,838
Depreciation and amortization                        5,136                 183              5,319
Valuation allowance                                 50,518                   -             50,518
Interest expense and other, net                        598               3,696              4,294
Income tax expense                                      34                   -                 34
Segment loss                                       (52,940)             (2,847)           (55,787)
Capital expenditures                                23,968              84,411            108,379
Total assets at end of year                        108,938             211,178            320,116

For the year ended
  December 31, 1999:

Operating revenues                                $ 16,719           $   3,026          $  19,745
Interest and other income                            1,831               1,880              3,711
Depreciation and amortization                        5,591               1,257              6,848
Provision for asset impairments                          -               1,599              1,599
Interest expense and other, net                      2,918               4,378              7,296
Income tax expense                                      30                   -                 30
Segment loss before extraordinary item              (2,811)             (9,484)           (12,295)
Capital expenditures                                53,448              44,005             97,453
Total assets at end of year                         99,534             199,251            298,785

For the year ended
  December 31, 2000:

Operating revenues                                $ 32,528           $  10,649          $  43,177
Interest and other income                              617                 601              1,218
Depreciation and amortization                        8,200               5,449             13,649
Valuation allowance                                      -             156,411            156,411
Interest expense and other, net                      3,304               1,993              5,297
Income tax expense                                      39                   -                 39
Segment income (loss) before
  extraordinary item                                   863            (161,534)          (160,671)
Capital expenditures                                14,015              12,950             26,965
Total assets at end of year                         97,683              47,664            145,347

(15)  OIL AND GAS DISCLOSURES

     Costs Incurred in Property Acquisition, Exploration and Development
Activities:


                                                           Year Ended December 31,
                                            ----------------------------------------------------
                                                       1998             1999         2000
                                              -------------    -------------    -------------
Domestic costs incurred:
  Acquisition of properties
    Evaluated                                       $11,744          $34,720          $     -
    Unevaluated                                       8,778           14,481              161
  Exploration                                         2,577              815           10,837
  Development                                           869            3,432            3,017
                                              -------------    -------------    -------------
      Total domestic costs incurred                 $23,968          $53,448          $14,015
                                              =============    =============    =============

Middle American costs incurred:
  Acquisition of properties
    Evaluated                                       $   903          $ 3,761          $     -
    Unevaluated                                       6,313               72                -
  Exploration                                        77,195           40,172           12,950
  Development                                             -                -                -
                                              -------------    -------------    -------------
      Total Middle American costs incurred          $84,411          $44,005          $12,950
                                              =============    =============    =============

          Middle American costs incurred during 1998 relate to Harken's Colombian operations. Middle American costs incurred during 1999 and 2000 include $2,037,000 and $5,122,000 of Costa Rica costs, respectively.

                 Capitalized Costs Relating to Oil and Gas Producing Activities:

                                                                     December 31,
                                                ------------------------------------------------------
                                                    1998                 1999                 2000
                                                -----------          -----------          ------------
Capitalized costs:
  Unevaluated Colombia properties                 $ 60,162             $ 44,767             $     588
  Unevaluated Costa Rica properties                     --                2,037                 7,159
  Unevaluated domestic properties                    4,372               17,111                 9,919
  Evaluated Colombia properties                     68,772              121,351               173,358
  Evaluated domestic properties                     92,807              131,159               148,487
                                                -----------          -----------          ------------
  Total capitalized costs                          226,113              316,425               339,511
    Less accumulated depreciation and
     amortization                                  (68,157)             (74,352)             (242,818)
                                                -----------          -----------          ------------
  Net capitalized costs                           $157,956             $242,073             $  96,693
                                                ===========          ===========          ============

          Oil and Gas Reserve Data -- (Unaudited) -- The following information is presented with regard to Harken's proved oil and gas reserves. The reserve values and cash flow amounts reflected in the following reserve disclosures are based on prices as of year end. Harken has reflected proved reserves in Colombia related to its Alcaravan and Bolivar Association Contracts. As Harken identifies proved reserves associated with other Association Contracts, or identifies proved reserves from additional prospects within its Alcaravan and Bolivar Association Contracts, such reserves will be added in the year of their discovery. Harken has reflected no reserves related to its Costa Rica operations.

          Colombian proved reserves at December 31, 2000 considers the impact of the recently drilled Olivo #2 well on the Bolivar Association Contract. The Olivo #2 well was drilled in late December 2000 and during the first half of the first quarter of 2001 and was the first of Harken's Bolivar block development wells which Harken had reflected as proved undeveloped reserves. Based on the Olivo #2 results during the first quarter of 2001, Harken has adjusted the Bolivar block reserves to significantly reduce both the number of its proved undeveloped locations, as well as the proved reserve volumes associated with each proved undeveloped location. To a lesser extent, Harken's proved producing reserve volumes have also been reduced due to recent production information.

          During 1999, Harken applied to Ecopetrol for a declaration of commercial discovery related to the Palo Blanco field on the Alcaravan Association Contract and the Buturama field on the Bolivar Association Contract. In February 2001, Harken was notified by Ecopetrol that Harken could proceed with the development and production of the Buturama field on a sole-risk basis. As such, Harken is entitled to receive Ecopetrol's share of production after royalty, until Harken has recovered 200% of its costs, after which time Ecopetrol could elect to begin to receive its share of production. In light of Ecopetrol's election not to participate in the Buturama field, Harken has reflected its 80% share of future net cash flows from the Buturama field in its proved reserves as of December 31, 2000. Related to the Palo Blanco field, correspondence from Ecopetrol indicates that it is probable that, in the event Ecopetrol declares the Palo Blanco field to be commercial, Harken will be reimbursed for Ecopetrol's share of historical costs through Ecopetrol's share of future production volumes. As such, beginning December 31, 1999, Harken has reflected the additional reserve volumes relating to future historical cost reimbursements from Ecopetrol.

Such cost recovery volumes totaled approximately 493,000 barrels of proved oil reserves as of December 31, 2000. If Ecopetrol does not elect to approve Harken's commerciality application and participate in the development of the Palo Blanco field, Harken could choose to develop the field pursuant to a sole-risk operation and Harken's share of such reserves would additionally be increased accordingly. All Colombian proved reserves are net of Ecopetrol's 20% royalty pursuant to each related Association Contract. Harken's Colombian reserves in the Bolivar and Alcaravan Contract Blocks have been reviewed by Gaffney, Cline & Associates. For further discussion of Harken's Colombian operations, see Note 5 - Middle American Operations.

          Harken's domestic reserves reflect proved reserves added as a result of certain merger and acquisition activities consummated during 1998 and 1999. See Note 2 - Mergers, Acquisitions and Dispositions for further discussion. Harken's domestic reserves at December 31, 2000 have been prepared by Netherland, Sewell & Associates, Inc.

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

                                                                              (Unaudited)
                                        --------------------------------------------------------------------------------------
                                              United States                    Colombia                  Total Worldwide
                                        -------------------------     -------------------------     --------------------------
                                            Oil            Gas            Oil             Gas            Oil             Gas
                                         (Barrels)        (Mcf)        (Barrels)         (Mcf)        (Barrels)         (Mcf)
                                        -----------    ----------     -----------    ----------     -------------    ---------
                                                                             (in thousands)
Proved reserves:
 As of December 31, 1997                   4,830          29,651          8,258            3,642        13,088          33,293
  Extensions and discoveries                 103           2,871         18,144           41,866        18,247          44,737
  Revisions                               (2,180)         (7,824)        (1,310)            (145)       (3,490)         (7,969)
  Production                                (433)         (2,063)           (61)               -          (494)         (2,063)
  Sales of reserves in place                  (5)            (27)             -                -            (5)            (27)
  Purchases of reserves in place           1,325           5,723          2,851           34,757         4,176          40,480
                                      -----------     -----------    -----------      -----------    ----------     -----------
As of December 31, 1998                    3,640          28,331         27,882           80,120        31,522         108,451
  Extensions and discoveries                   1           3,814              -                -             1           3,814
  Revisions                                  842          (2,621)        (5,456)         (80,120)       (4,614)        (82,741)
  Production                                (510)         (2,847)          (248)               -          (758)         (2,847)
  Sales of reserves in place                (119)         (2,734)             -                -          (119)         (2,734)
  Purchases of reserves in place           2,504          28,875          1,142                -         3,646          28,875
                                      -----------     -----------    -----------      -----------    ----------     -----------
As of December 31, 1999                    6,358          52,818         23,320                -        29,678          52,818
  Extensions and discoveries                  79           7,035              -                -            79           7,035
  Revisions                                 (677)            370        (20,833)               -       (21,510)            370
  Production                                (529)         (4,012)          (460)               -          (989)         (4,012)
  Sales of reserves in place                (464)         (1,375)             -                -          (464)         (1,375)
                                      -----------     -----------    -----------      -----------    ----------     -----------

As of December 31, 2000                    4,767          54,836          2,027                -         6,794          54,836
                                      ===========     ===========    ===========      ===========    ==========     ===========

Proved developed reserves at:
  December 31, 1998                        1,859          13,804          9,642            3,026        11,501          16,830
  December 31, 1999                        3,777          28,289          5,001                -         8,778          28,289
  December 31, 2000                        3,006          30,430            540                -         3,546          30,430

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

                                                                       (Unaudited)
                                               ---------------------------------------------------------
                                                                                                Total
                                                United States            Colombia             Worldwide
                                               ---------------         ------------          -----------
                                                                      (in thousands)
December 31, 1999:
     Future cash inflows                           $ 282,323             $ 543,910            $ 826,233
        Production costs                             (89,569)             (126,720)            (216,289)
        Development costs                            (29,948)              (34,550)             (64,498)
                                                 ------------          ------------          -----------
     Future net inflows before income tax            162,806               382,640              545,446
     Future income taxes                              (3,068)              (91,260)             (94,328)
                                                 ------------          ------------          -----------
     Future net cash flows                           159,738               291,380              451,118
     10% discount factor                             (64,265)             (106,426)            (170,691)
                                                 ------------          ------------          -----------
Standardized measure of discounted future
     net cash flows                                $  95,473             $ 184,954            $ 280,427
                                                 ============          ============          ===========

December 31, 2000:
     Future cash inflows                           $ 705,638             $  37,932            $ 743,570
        Production costs                            (127,348)               (8,440)            (135,788)
        Development costs                            (42,871)              (14,070)             (56,941)
                                                 ------------          ------------          -----------
     Future net inflows before income tax            535,419                15,422              550,841
     Future income taxes                            (128,719)                 (488)            (129,207)
                                                 ------------          ------------          -----------
     Future net cash flows                           406,700                14,934              421,634
     10% discount factor                            (153,698)               (3,239)            (156,937)
                                                 ------------          ------------          -----------
Standardized measure of discounted future
     net cash flows                                $ 253,002             $  11,695            $ 264,697
                                                ============          ============          ===========

Changes In Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (in thousands):

                                                                         (Unaudited)
                                                       ---------------------------------------------
                                                          1998              1999            2000
                                                       ----------       -----------      -----------
Worldwide

Standardized measure -- beginning of year                $ 90,580         $ 144,851        $ 280,427
Increase (decrease)
  Sales, net of production costs                           (4,759)          (10,470)         (28,130)
  Net change in prices, net of production costs           (53,357)          330,402          177,332
  Development costs incurred                               11,159            11,098              251
  Change in future development costs                       18,243            (1,633)           9,886
  Change in future income taxes                            (9,404)          (27,288)         (20,958)
  Revisions of quantity estimates                         (19,929)         (216,447)        (198,243)
  Accretion of discount                                     9,058            14,485           28,042
  Changes in production rates, timing and other           (11,756)          (20,447)         (28,397)
  Extensions and discoveries, net of future costs          82,230             9,835           48,029
  Sales of reserves-in-place                                  (42)           (2,789)          (3,542)
  Purchases of reserves-in-place                           32,828            48,830                -
                                                       ----------       -----------      -----------
Standardized measure -- end of year                      $144,851         $ 280,427        $ 264,697
                                                       ==========       ===========      ===========

(16) COMMITMENTS AND CONTINGENCIES

     Operating Leases -- Harken leases its corporate and certain other office space and certain field operating offices. Total office and operating lease payments during 1998, 1999 and 2000 were $1,054,000, $1,437,000 and $ 1,270,000 respectively, net of applicable sublease arrangements. Future minimum rental payments required under all leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2000, net of sublease arrangements, are as follows:

            Year                                           Amount
        ------------                                   -------------
            2001                                           $  825
            2002                                              695
            2003                                              622
            2004                                              355
            2005                                                -
           Thereafter                                           -
                                                      -----------
           Total minimum payments required                 $2,497
                                                      ===========

     Operational Contingencies -- The exploration, development and production of oil and gas are subject to various, federal and state laws and regulations designed to protect the environment. Compliance with these regulations is part of Harken's day-to-day operating procedures. Infrequently, accidental discharge of such materials as oil, natural gas or drilling fluids can occur and such accidents can require material expenditures to correct. Harken maintains levels of insurance customary in the industry to limit its financial exposure. Management is unaware of any material capital expenditures required for environmental control during the next fiscal year.

     In September 1997, Harken Exploration Company, a wholly-owned subsidiary of Harken, was served with a lawsuit filed in U.S. District Court for the Northern District of Texas, Amarillo Division, styled D. E. Rice and Karen Rice, as
                                             -----------------------------
Trustees for the Rice Family Living Trust ("Rice") vs. Harken Exploration
-------------------------------------------------------------------------
Company. In the lawsuit, Rice alleges damages resulting from Harken Exploration
-------
Company's alleged spills on Rice's property and has claimed that the Oil Pollution Act ("OPA") should be applied in this circumstance. Harken believes that this position as well as the entire lawsuit is without merit. In October 1999, the trial court granted Harken's Motion for Summary Judgment that the OPA did not apply and dismissed the Rice claim under it. Rice has appealed the trial court's summary judgement to the U.S. Fifth Circuit Court of Appeals. The Appellate court's decision is not expected to be issued until the second quarter of 2001. In Harken management's opinion, the results of the lawsuit and appeal will not have a material adverse effect on Harken's financial position.

     Search Acquisition Corp. ("Search Acquisition"), a wholly-owned subsidiary of Harken, is a defendant in a lawsuit filed by Petrochemical Corporation of America and Lorken Investments Corporation (together, "Petrochemical"). This lawsuit arises out of Petrochemical's attempt to enforce a judgment of joint and several liability entered in 1993 against a group of twenty limited partnerships known as the "Odyssey limited partnerships." Petrochemical claims that Search Exploration, Inc. is liable for payment of the judgment as the successor-in-interest to eight Odyssey limited partnerships. Search Acquisition was the surviving corporation in the 1995 merger with Search Exploration, Inc. On February 28, 1996, the court granted Search Acquisition's motion for summary judgment. On July 3, 1998, the Fifth District Court of Appeals for the State of Texas reversed the trial court's summary judgment and remanded the case to the trial court. It is estimated that this trial will take place in the second quarter of 2001. Although the ultimate outcome of this litigation is uncertain, Harken believes that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken's financial condition.

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

     On March 8, 2000, the Company was named as a third party defendant in an action styled State of Texas vs. Amber Refining, Inc., Paradigm Properties
              ------------------------------------------------------------
Management, Inc., Amber Terminal, Inc., Texas 150 Business Park, Inc., Edward A.
--------------------------------------------------------------------------------
Shaw, ESCM & Associates, Restructure Petroleum Marketing, Inc., and EZ Serve
----------------------------------------------------------------------------
Corporation, Inc.; Case No. 97-05966 pending in the 261/st/ District Court for
-----------------
Travis County, Texas. This is an action brought by the State of Texas against the owners of a refinery and refined products terminal facility located in Fort Worth, Texas. Harken reached a settlement agreement in December 2000 and January 2001 with the third-party paintiffs which provided for dismissal of the third-party claim against Harken. The Company believes that it has no liability in this matter.

     In September 2000, the Constitutional Chamber of the Supreme Court in Costa Rica voted, subject to a final judgment from the Court, to nullify the original bid award of the Costa Rica concession to MKJ. The relief was sought on behalf of the indigenous people of the concession region who maintain that they were not adequately consulted by the government prior to offering the exploration acreage for tender. The vote set aside the original award, required the Costa Rican Ministry of Environment and Energy ("MINAE") to consult with the indigenous groups regarding its activities and imposed certain other requirements upon MINAE. In November 2000, the Constitutional Chamber of the Costa Rican Supreme Court clarified its judgment and has ruled that the nullification of the Costa Rica bid award only affected the portion of the onshore Blocks 2 and 4 that are designated as reservations for indigenous people groups, representing only about 10% of the Costa Rica Contract acreage. The Court's judgment, as clarified, does not affect the offshore portion of the Contract, Block 3 and 12, and HCRH's offshore exploration plans are now proceeding. With regard to the contested portions of onshore Blocks 2 and 4, the Costa Rica Contract was subsequently amended to formally relinquish these contested onshore areas.

     Harken has accrued approximately $6,650,000 at December 31, 2000 relating to certain other operational or regulatory liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in significant loss exposure to Harken.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See "Item 1. Business" above for a discussion of the Executive Officers of Harken. Reference is made to the material under the caption "Election of Directors" in the Registrant's definitive Proxy Statement to be filed on or before April 30, 2001 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in June 2001, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Reference is made to the material under the caption "Compensation of Executive Officers" in the Registrant's definitive Proxy Statement to be filed on or before April 30, 2001 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in June 2001, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the material under the caption "Ownership of Common Stock" in the Registrant's definitive Proxy Statement to be filed on or before April 30, 2001 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in June 2001, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the material under the caption "Certain Transactions" in the Registrant's definitive Proxy Statement to be filed on or before April 30, 2001 pursuant to Regulation 14A in connection with its Annual Meeting of Stockholders to be held in June 2001, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  The following documents are filed as a part of this report:

     (1) Financial Statements included in PART II of this report:

                                                                                           Page
                                                                                           ----
           Harken Energy Corporation and Subsidiaries
           -- Report of Independent Public Accountants...................................    43
           -- Selected Financial Information and Other Data for the five years ended
               December 31, 2000.........................................................    30
           -- Consolidated Balance Sheets -- December 31, 1999 and 2000..................    44
           -- Consolidated Statements of Operations for the three years ended
                 December 31, 2000.......................................................    45
           -- Consolidated Statements of Stockholders' Equity for the three years ended
                 December 31, 2000.......................................................    46
           -- Consolidated Statements of Cash Flows for the three years ended
                 December 31, 2000.......................................................    47
           -- Notes to Consolidated Financial Statements.................................    48

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

     4.9 Certificate of Designations of Series G1 Convertible Preferred Stock filed herewith

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

     10.4 Association Contract (Cambulos), dated September 17, 1995, and effective as of November 17, 1995, by and between Harken de Colombia, Ltd., and Empresa Colombiana de Petroleos (filed as Exhibit 10.1 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, File No. 0-9207, and incorporated by reference herein).

     10.5 Development Finance Agreement, dated October 12, 1995, by and among Harken Energy Corporation, Arbco Associates L.P., Offense Group Associates L.P., Kayne Anderson Nontraditional Investments L.P. and Opportunity Associates L.P. (filed as Exhibit 10.2 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, File No. 0-9207, and incorporated by reference herein).

     10.6 Harken Energy Corporation's 1993 Stock Option and Restricted Stock Plan (filed as Exhibit 4.3 to Harken's Registration Statement on Form S-8, and incorporated by reference herein).

     10.7  Harken Energy Corporation's Directors Stock Option Plan (filed as
           Exhibit 4.3 to Harken's Registration Statement on Form S-8, and incorporated herein by reference).

     10.8 Association Contract (Bolivar) by and between Harken de Colombia, Ltd. and Empresa Colombia de Petroleos (filed as Exhibit 10.4 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, and incorporated herein by reference).

     10.9 Harken Energy Corporation 1996 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 10.1 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, and incorporated herein by reference).

    10.10 Association Contract (Alcaravan) dated as of December 13, 1992, but effective as of February 13, 1993, by and between Empresa Colombia de Petroleos (filed as Exhibit 10.1 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-9207, and incorporated herein by reference).

    10.11 Association Contract (Bocachico) dated as of January 1994, but effective as of April 1994, by and between Empresa Colombia de Petroleos (filed as Exhibit 10.1 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994, File No. 0-9207, and incorporated herein by reference).

    10.12 Association Contract (Miradores) dated as of December 1997, but effective as of February 1998, by and between Empresa Colombia de Petroleos (filed as Exhibit 10.14 to Harken's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-9207, and incorporated herein by reference).

    10.13 Development Finance Agreement dated as of October 17, 1997, by and among Harken, Harken Capital Corporation and the other signatories thereto (filed as Exhibit 10.1 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, File No. 0-9207, and incorporated herein by reference).

     10.14 Development Finance Agreement dated as of December 24, 1997, by and among Harken and the other signatories thereto (filed as Exhibit
            10.16 To Harken's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-9207, and incorporated herein by reference).

     10.15 Exchange Agreement dated as of December 24, 1997, by and among Harken, Harken Capital Corporation and the other signatories thereto (filed as Exhibit 10.17 To Harken's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-9207, and incorporated herein by reference).

     10.16 Trust Indenture dated June 11, 1997, by and between Harken and Marine Midland Bank plc (filed as Exhibit 10.1 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 0-9207, and incorporated herein by reference).

     10.17 Placing Agreement Dated June 3, 1997, by and among Harken and the other signatories thereto (filed as Exhibit 10.2 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 0-9207, and incorporated herein by reference).

     10.18 Drilling Contract dated as of July 22, 1997, between Harken de Colombia, Ltd., and Parker Drilling Company International Ltd. (filed as Exhibit 10.4 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 0-9207, and incorporated herein by reference).

     10.19 Drilling Contract dated as of May 15, 1997, between Harken de Colombia, Ltd., and Marlin Colombia Drilling Company, Inc. (filed as
            Exhibit 10.5 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 0-9207, and incorporated herein by reference).

     10.20 Credit Agreement between Harken Exploration Company, XPLOR Energy, Inc. Harken Energy West Texas, Inc. , Harken Southwest Corporation, South Coast Exploration Co., Xplor Energy SPV-1, Inc., McCulloch Energy, Inc. and Bank One, Texas, N.A. dated August 11, 2000 and as amended December 21, 2000 and December 31, 2000 filed herewith

     21     Subsidiaries of Harken.

     23 Consents of Independent Public Accountant and Independent Reserve Engineers.

     24     Power of Attorney.

(b)  Reports on Form 8-K

     On November 7, 2000, Harken filed a form 8-K to disclose certain information presented to stockholders and securities analysts and posted to Harken's internet website.

     On November 29, 2000, Harken filed a Form 8-K to announce an update regarding its Costa Rica Contract and to disclose certain information posted to Harken's internet website.

     On December 12, 2000, Harken filed a Form 8-K to announce the results of the multi-component 3-D seismic study on its Colombian Bolivar Association Contract block and to disclose certain information posted to Harken's internet website.

                                  SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 30, 2001.

     HARKEN ENERGY CORPORATION


                 *
     -------------------------------
     Mikel D. Faulkner, Chairman of the Board of Directors and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                            Title                             Date
------------------------         -------------------------------       ------------------

         *                        Chairman of the Board of                 March 30, 2001
----------------------------      Directors and Chief Executive
Mikel D. Faulkner                 Officer (Principal Executive
                                  Officer)


         *                        President, Chief Operating Officer       March 30, 2001
----------------------------      and Director
Bruce N. Huff


         *                        Vice Chairman and Director               March 30, 2001
----------------------------
Stephen C. Voss

         *                        Director                                 March 30, 2001
----------------------------
Michael M. Ameen, Jr.


         *                       Director                                 March 30, 2001
----------------------------
Larry G. Akers

         *                       Director                                 March 30, 2001
----------------------------
Robert Gerrity

         *                       Director                                 March 30, 2001
----------------------------
Dr. J. William Petty

         *                       Director                                 March 30, 2001
----------------------------
Hobart A. Smith

         *                       Director                                 March 29, 2001
----------------------------
Gary B. Wood

*Anna M. Williams by signing her name hereto, does hereby sign this Annual Report on Form 10-K for the year ended December 31, 2000 on behalf of Harken Energy Corporation and each of the above-named officers and directors of such Company pursuant to powers of attorney, executed on behalf of the Company and each officer and director.



/s/ Anna M. Williams
--------------------
Anna M. Williams
Attorney-in-Fact