Form 10-Q
period 2001-03-31
HARKEN ENERGY CORP
filed 2001-05-14
CIK 313478

--------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

         [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _____

                         Commission file number 0-9207

                           HARKEN ENERGY CORPORATION
            (Exact name of registrant as specified in its charter)

                   DELAWARE                                   95-2841597
        (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                   Identification No.)

        16285 PARK TEN PLACE, SUITE 600                          77084
                HOUSTON, TEXAS                                (Zip Code)
    (Address of principal executive offices)

       Registrant's telephone number, including area code  (281) 717-1300


   INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X    NO
                                              -----     -------

   The number of shares of Common Stock, par value $0.01 per share, outstanding as of May 1, 2001 was 18,130,598.


--------------------------------------------------------------------------------

                           HARKEN ENERGY CORPORATION
                           INDEX TO QUARTERLY REPORT
                                 MARCH 31, 2001


                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

  Item 1.    Condensed Financial Statements

             Consolidated Condensed Balance Sheets.........................   4

             Consolidated Condensed Statements of Operations...............   5

             Consolidated Condensed Statement of Stockholders' Equity......   6

             Consolidated Condensed Statements of Cash Flows...............   7

             Notes to Consolidated Condensed Financial Statements..........   8

  Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................  15

PART II. OTHER INFORMATION.................................................  21


SIGNATURES  ...............................................................  24

                         PART I - FINANCIAL INFORMATION

                           ITEM 1. CONDENSED FINANCIAL STATEMENTS

                         HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED BALANCE SHEETS
                                        (Unaudited)

                                                                             December 31,        March 31,
                                                                               2000               2001
                                                                          ---------------    ---------------
   ASSETS
   ------
Current Assets:
   Cash and temporary investments                                         $    20,673,000    $    17,305,000
   Accounts receivable, net                                                     7,160,000          6,059,000
   Related party notes receivable                                                 169,000            169,000
   Prepaid expenses and other current assets                                    1,142,000          1,017,000
                                                                          ---------------    ---------------
      Total Current Assets                                                     29,144,000         24,550,000

Property and Equipment, net                                                   110,961,000        117,562,000

Other Assets, net                                                               5,242,000          4,935,000
                                                                          ---------------    ---------------
                                                                          $   145,347,000    $   147,047,000
                                                                          ===============    ===============

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Current Liabilities:
   Trade payables                                                         $     3,106,000    $     5,300,000
   Accrued liabilities and other                                                8,819,000         10,924,000
   Revenues and royalties payable                                               1,952,000          2,154,000
                                                                          ---------------    ---------------
      Total Current Liabilities                                                13,877,000         18,378,000

Convertible Notes Payable                                                      69,940,000         69,760,000

Bank Credit Facilities                                                          9,937,000          9,937,000

Other Long-Term Obligations                                                     4,917,000          5,620,000

Commitments and Contingencies (Note 9)

Stockholders' Equity:
  Series G1 Preferred Stock, $1.00 par value; $100 liquidation
   value; 240,000 shares authorized; 158,155 shares issued                        158,000            158,000
  Common stock, $0.01 par value; 225,000,000 shares authorized;
   17,699,110 and 17,957,041 shares issued, respectively                          177,000            180,000
  Additional paid-in capital                                                  371,546,000        371,682,000
  Accumulated deficit                                                        (324,886,000)      (326,614,000)
  Accumulated other comprehensive income                                          134,000         (1,601,000)
  Treasury stock, at cost, 89,750 shares held                                    (453,000)          (453,000)
                                                                          ---------------    ---------------
      Total Stockholders' Equity                                               46,676,000         43,352,000
                                                                          ---------------    ---------------
                                                                          $   145,347,000    $   147,047,000
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

                  HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                          ----------------------------------
                                                                               2000               2001
                                                                          ---------------    ---------------
Revenues:
  Oil and gas operations                                                  $     9,884,000    $     8,915,000
  Interest and other income                                                       388,000            277,000
                                                                          ---------------    ---------------
                                                                               10,272,000          9,192,000
                                                                          ---------------    ---------------
Costs and Expenses:
  Oil and gas operating expenses                                                3,273,000          3,254,000
  General and administrative expenses, net                                      2,734,000          2,480,000
  Depreciation and amortization                                                 2,921,000          3,249,000
  Interest expense and other, net                                               1,443,000          1,712,000
  Charge for European Notes conversion                                          2,068,000                  -
                                                                          ---------------    ---------------
                                                                               12,439,000         10,695,000
                                                                          ---------------    ---------------

      Loss before income taxes                                                 (2,167,000)        (1,503,000)

Income tax expense                                                                 15,000             15,000
                                                                          ---------------    ---------------
      Loss before extraordinary items                                          (2,182,000)        (1,518,000)

Extraordinary item-charge for reduction of
  unamortized issuance costs                                                       (7,000)             -
Extraordinary item-gain on repurchase of
  European Notes                                                                    -                106,000
                                                                          ---------------    ---------------
      Net loss                                                            $    (2,189,000)   $    (1,412,000)
                                                                          ===============    ===============
Preferred stock dividends                                                           -               (316,000)
                                                                          ---------------    ---------------
      Net loss attributed to common stock                                 $    (2,189,000)   $    (1,728,000)
                                                                          ===============    ===============
Basic and diluted loss per common share:
  Loss per common share before extraordinary items                        $         (0.14)   $         (0.10)
  Extraordinary item-charge for reduction of unamortized
    issuance costs                                                                  (0.00)                -
  Extraordinary item-gain on repurchase of
    European Notes                                                                  -                   0.00
                                                                          ---------------    ---------------
  Loss per common share                                                   $         (0.14)   $         (0.10)
                                                                          ===============    ===============
  Weighted average common shares outstanding                                   15,718,721         17,855,827
                                                                          ===============    ===============


   The accompanying Notes to Consolidated Condensed Financial Statements are
                     an integral part of these Statements.

                  HARKEN ENERGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                                                          Accumulated
                                                                  Additional                                 Other
                                          Preferred    Common       Paid-In    Treasury    Accumulated   Comprehensive
                                            Stock       Stock       Capital      Stock       Deficit     Income (Loss)      Total
                                          ------------------------------------------------------------------------------------------
Balance, December 31, 2000                $ 158,000  $ 177,000  $ 371,546,000 $ (453,000) $ (324,886,000) $    134,000  $46,676,000

  Issuance of common stock, net                -         3,000        136,000       -               -             -         139,000
  Preferred stock dividends                    -          -              -          -           (316,000)         -        (316,000)
  Comprehensive income:
    Cumulative effect of change in
     accounting principle                      -          -              -          -               -       (3,025,000)
    Net change in derivative fair value        -          -              -          -               -          280,000
    Reclassification of derivative fair
     value into earnings                       -          -              -          -               -        1,010,000
    Net loss                                   -          -              -          -         (1,412,000)         -
       Total comprehensive income (loss)                                                                                 (3,147,000)
                                          -----------------------------------------------------------------------------------------
Balance,  March 31, 2001                  $ 158,000  $ 180,000  $ 371,682,000 $ (453,000) $ (326,614,000) $ (1,601,000) $43,352,000
                                          =========================================================================================

   The accompanying Notes to Consolidated Condensed Financial Statements are
                     an integral part of these Statements.

                  HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               Three Months Ended
                                                                                     March 31,
                                                                       ------------------------------------
                                                                             2000                 2001
                                                                       ---------------      ---------------
Cash flows from operating activities:
   Net loss                                                              $ (2,189,000)        $ (1,412,000)
     Adjustment to reconcile net loss to net cash
        provided by operating activities:
     Depreciation and amortization                                          2,921,000            3,249,000
     Amortization of issuance costs                                           281,000              679,000
     Extraordinary items                                                        7,000             (106,000)
     Charge for European Note conversion                                    2,068,000                 -

   Change in assets and liabilities:
     (Increase) decrease in accounts receivable                              (748,000)           1,101,000
     Increase (decrease) in trade payables and other                         (112,000)             326,000
                                                                       ---------------      ---------------
      Net cash provided by (used in) operating activities                   2,228,000            3,837,000
                                                                       ---------------      ---------------

Cash flows from investing activities:
   Proceeds from sales of assets                                                 -               1,815,000
   Capital expenditures, net                                               (6,400,000)          (9,020,000)
                                                                       ---------------      ---------------
      Net cash used in investing activities                                (6,400,000)          (7,205,000)
                                                                       ---------------      ---------------

Cash flows from financing activities:
   Repayments of long-term debt                                              (425,000)            (140,000)
   Collection of note receivable                                                 -                 140,000
                                                                       ---------------      ---------------
      Net cash used in financing activities                                  (425,000)                -
                                                                       ---------------      ---------------

Net decrease in cash and temporary investments                             (4,597,000)          (3,368,000)
Cash and temporary investments at beginning of period                      25,612,000           20,673,000
                                                                       ---------------      ---------------
Cash and temporary investments at end of period                          $ 21,015,000         $ 17,305,000
                                                                       ===============      ===============
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                            $    446,000            $ 220,000
     Income taxes                                                                -                    -

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 2001
                                  (Unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Harken Energy Corporation ("Harken") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations, although Harken believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Harken, these financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 2000 and March 31, 2001 and the results of its operations and changes in its cash flows for all periods presented as of March 31, 2000 and 2001. All such adjustments represent normal recurring items. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Harken's Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform with the 2001 presentation.

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

     The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.


(2)  ACQUISITIONS AND DISPOSITIONS

     Acquisition of Benz Prospects -- On December 30, 1999, pursuant to a Purchase and Sale Agreement and other related agreements, Harken, along with Harken Gulf Exploration Company, a wholly-owned subsidiary, purchased oil and gas leases covering nine exploration prospect areas (the "Benz Prospects") covering approximately 51,000 net acres plus certain other assets from Benz Energy, Incorporated ("Benz"). In exchange for the prospects, Harken issued 5% subordinated notes (the "Benz Convertible Notes") with a face value of $12 million, which are convertible into Harken common stock at a conversion price of $65.00 per share and originally were to mature on May 26, 2003.

     Benz retained a 20% reversionary interest, subject to the Benz Prospects achieving payout as defined in the Purchase and Sale Agreement. Also, pursuant to the agreements, a former officer of Benz shall earn additional purchase price consideration based on 20% of the project reserve value, as defined, as of December 31, 2000, 2001 and 2002 less total project costs, as defined, related to the Benz Prospects. Such purchase price consideration percentage shall increase to 40% in the event Benz merges into or is otherwise acquired by Harken. Pursuant to the agreement, in April 2001 Harken issued 263,301 shares of Harken common stock relating to this additional purchase price consideration based on the reserve value of the Benz Prospects as of December 31, 2000.

     Sale of Certain Non-Operated Interests - During the first quarter of 2001, Harken sold additional interests in 12 oil and gas properties located in Texas and Louisiana for approximately $1,415,000 cash. Subsequent to March 31, 2001, and through May 14, 2001, Harken has sold additional interests in 57 oil and gas properties located primarily in Texas, New Mexico and Arkansas for approximately $5,912,000 cash.


(3)  PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:

                                             December 31,     March 31,
                                                2000            2001
                                            -------------    -------------
Unevaluated oil and gas properties:

  Unevaluated Colombian properties          $     588,000    $     -
  Unevaluated Costa Rican properties            7,159,000        7,520,000
  Unevaluated domestic properties               9,919,000        9,941,000

Evaluated oil and gas properties:

  Evaluated Colombian properties              173,358,000      181,797,000
  Evaluated domestic properties               148,487,000      149,387,000
Facilities, gas plants and other property      22,048,000       22,763,000
Less accumulated depreciation and
 amortization                                (250,598,000)    (253,846,000)
                                            -------------    -------------
                                            $ 110,961,000    $ 117,562,000
                                            =============    =============


(4)  MIDDLE AMERICAN OPERATIONS

     Colombia Operations -- Harken's Colombian operations are conducted through Harken de Colombia, Ltd., a wholly-owned subsidiary of Harken. Subsequent to March 31, 2001, and following the evaluation of the results of recent 3-D seismic, Harken has declined the extension of the Los Olmos Contract into a third contract year, and has relinquished the Los Olmos Contract acreage back to Ecopetrol.

     Terms of each of the Association Contracts commit Harken to perform certain activities in accordance with a prescribed timetable. As of May 14, 2001, Harken was in compliance with the requirements of each of the Association Contracts.

     Costa Rica Operations -- Harken, through Harken Costa Rica Holdings LLC ("HCRH", a Nevada limited liability corporation subsidiary) owns an interest in an Exploration and Production concession contract with the Republic of Costa Rica ("Costa Rica Contract"). At March 31, 2001, Harken owned 80% of the stock of HCRH, with an affiliate of MKJ Xploration, Inc. ("MKJ") owning the remaining 20% of the stock of HCRH. Pursuant to the agreement between Harken and MKJ, up to $4 million of additional funds is to be committed by Harken during 2001 to fund the initial minimum work program obligations under the Costa Rica Contract. Harken is seeking additional joint venture partner participation for these work program obligations and to fund the initial well to be drilled.

     Peru Operations -- In April 2001, Harken, through a wholly-owned subsidiary, signed a Technical Evaluation Agreement ("TEA") with PeruPetro, the national oil company of Peru. The TEA covers an area of approximately 6.8 million gross acres in northeastern Peru. Under the terms of the TEA, Harken has the option to convert the TEA to a seven year exploration contract, with a twenty-two year production period. Terms of the TEA allow Harken to conduct a study of the area that will include the reprocessing of seismic data and evaluation of previous well data.


(5)  BANK CREDIT FACILITY OBLIGATIONS

     A summary of long-term bank obligations follows:

                                                    December 31,     March 31,
                                                       2000            2001
                                                  ---------------   ------------
     Subsidiary notes payable to bank (A)         $    9,937,000    $  9,937,000

     Subsidiary project finance facility (B)                   -               -
                                                  ---------------   ------------
                                                       9,937,000       9,937,000

     Less: Current portion                                     -               -
                                                  --------------    ------------
                                                  $    9,937,000    $  9,937,000
                                                  ===============   ============


     (A) Certain Harken subsidiaries (the "Borrowers") entered into a three year loan facility with Bank One Texas, N.A. ("Bank One") which is secured by certain of Harken's domestic oil and gas properties and a guarantee from Harken. The Bank One facility provides borrowings limited by a borrowing base (as defined by the Bank One facility) which was approximately $15,000,000 as of March 31, 2001, and approximately $19,000,000 as of May 14, 2001. Such borrowing base, which is net of outstanding letters of credit, is redetermined by Bank One on May 1 and October 1 of each year in accordance with the facility agreement. The Bank One facility provides for interest based on LIBOR plus a margin of 2.350% (7.43% as of March 31, 2001), payable at the underlying LIBOR maturities or lender's prime rate, and provides for a commitment fee of 0.375% on the unused amount. At
          March 31, 2001 Harken has $9,937,000 outstanding pursuant to the facility.

          The Bank One facility requires the Borrowers, as well as Harken, to maintain certain financial covenant ratios and requirements. Harken and the Borrowers are in compliance with all requirements under the Bank One facility, as amended, as of March 31, 2001. Such financial covenant ratios and requirements for the Borrowers are effective beginning June 30, 2001 and include a current ratio, as defined, of not less than 1.0 to 1.0, a total liabilities to net capital investment ratio, as defined, of not more than 1.15 to 1.0 and a debt service coverage ratio, as defined, of not less than 1.5 to 1.0. Required financial covenants for Harken include a ratio of total liabilities to net worth, as defined, of not more than 0.6 to 1.0, and a debt service coverage ratio, as defined, of not less than 1.25 to 1.0.


      (B) Effective September 1, 1999, Harken de Colombia, Ltd. entered into a project finance loan agreement with the International Finance Corporation ("IFC") to be utilized in the development of the Bolivar Association Contract block in Colombia ("the Project"). As of March 31, 2001, no borrowings have been drawn down by Harken de Colombia, Ltd. under the facility.

          Subsequent to March 31, 2001, Harken de Colombia, Ltd and IFC agreed to terminate the project finance loan agreement in light of recent drilling and production results on the Bolivar Association Contract block and in light of recent security concerns in Colombia.


(6)  CONVERTIBLE NOTES PAYABLE

     A summary of convertible notes payable is as follows:

                                             December 31,        March 31,
                                                 2000              2001
                                            --------------     --------------
     5% European Notes                       $ 59,810,000       $ 59,560,000

     Benz Convertible Notes                    10,130,000         10,200,000
                                            --------------     --------------
                                               69,940,000         69,760,000
     Less: Current portion                              -                  -
                                            --------------     --------------
                                             $ 69,940,000       $ 69,760,000
                                            ==============     ==============


     5% European Notes -- On May 26, 1998, Harken issued to qualified purchasers a total of $85 million in 5% Senior Convertible Notes (the "5% European Notes") which mature on May 26, 2003. Interest incurred on these notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are converted.

     During the first quarter of 2001, Harken repurchased 5% European Notes in the face amount of $250,000 from certain holders in exchange for cash of approximately $140,000 plus transaction expenses. Harken has reflected an extraordinary item gain from the cash purchase of outstanding 5% European Notes in the accompanying Consolidated Condensed Statements of Operations.


(7)  HEDGING ACTIVITIES

     Harken holds certain commodity derivative instruments which are effective in mitigating commodity price risk associated with a portion of its future monthly crude oil and natural gas production and related cash flows. Harken's oil and gas operating revenues and cash flows are highly dependent upon commodity product prices, which are volatile and cannot be accurately predicted. Harken's objective for holding these commodity derivatives is to protect the operating revenues and cash flows related to a portion of its future oil and gas sales from the risk of significant declines in commodity prices.

     As of March 31, 2001, Harken, through a wholly-owned subsidiary, held natural gas price swaps resulting in the subsidiary receiving fixed prices of approximately $2.20 per MMBTU covering a total of 675,000 MMBTUs over the remaining life of the swaps, which terminate in December 2001. Upon the January 1, 2001 adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, Harken reflected an increase in its accrued liabilities of approximately $3,025,000 in order to fully record the fair value of these natural gas swaps. As such derivatives qualify as cash flow hedges under SFAS No. 133, the offsetting impact upon adoption was a charge to Other Comprehensive Income within Harken's stockholders' equity. Such natural gas swaps are reflected in accrued liabilities at March 31, 2001 with a remaining market value of approximately $1,972,000. In addition, in January 2001, Harken purchased a put option for crude oil with a fixed price of $25 per barrel. As of March 31, 2001, such put option covered a total of 24,000 barrels over the remaining life of the option, which expires in June 2001, and had no remaining market value.

     Each of the above derivatives have been designated as cash flow hedges of the exposure from the variability of cash flows from future specified production from certain of Harken's domestic property operations. Gains and losses from commodity derivative instruments are reclassified into earnings when the associated hedged production occurs. Harken holds no derivative instruments which are designated as either fair value hedges or foreign currency hedges. Settlements of oil and gas commodity derivatives are based on the difference between fixed swap or option prices and the New York Mercantile Exchange closing prices for each month during the life of the contracts. Harken monitors its crude oil and gas production prices compared to New York Mercantile Exchange prices to assure its commodity derivatives are effective hedges in mitigating its commodity price risk.

     Risk management policies established by Harken management limit Harken's derivative instrument activities to those derivative instruments which are effective in mitigating certain operating risks, including commodity price risk. In addition to other restrictions, the extent and terms of any derivative instruments are required to be reviewed and approved by executive management of Harken. With the August 19, 1999 merger with XPLOR Energy, Inc. ("XPLOR"), Harken assumed the above mentioned natural gas swap contract currently held by XPLOR.


(8)  SEGMENT INFORMATION

     Harken's accounting policies for each of its operating segments are the same as those for its consolidated financial statements. There are no intersegment sales or transfers. Revenues and expenses not directly identifiable with either segment, such as certain general and administrative expenses, are allocated by Harken based on various internal and external criteria including an assessment of the relative benefit to each segment. During the periods presented below, none of Harken's Middle American segment operating revenues related to Costa Rica or Peru.

     Harken's financial information for each of its operating segments is as follows for the periods ended March 31, 2000 and 2001:

                                                   NORTH                     MIDDLE
                                                  AMERICA                    AMERICA                    TOTAL
                                        -----------------------      -------------------      ---------------------
FOR THE THREE MONTHS ENDED
MARCH 31, 2000:

Operating revenues                                 $  7,155,000             $  2,729,000               $  9,884,000
Interest and other income                               150,000                  238,000                    388,000
Depreciation and amortization                         1,991,000                  930,000                  2,921,000
Interest expense and other, net                         815,000                  628,000                  1,443,000
Income tax expense                                       15,000                        -                     15,000
Segment loss before extraordinary
   items                                               (645,000)              (1,537,000)                (2,182,000)
Capital expenditures                                  2,507,000                3,256,000                  5,763,000
Total assets at end of period                       100,601,000              196,675,000                297,276,000



                                                  NORTH                      MIDDLE
                                                 AMERICA                    AMERICA                    TOTAL
                                        -----------------------      -------------------      ---------------------
FOR THE THREE MONTHS ENDED
MARCH 31, 2001:

Operating revenues                                 $  7,008,000             $  1,907,000               $  8,915,000
Interest and other income                               119,000                  158,000                    277,000
Depreciation and amortization                         1,819,000                1,430,000                  3,249,000
Interest expense and other, net                         876,000                  836,000                  1,712,000
Income tax expense                                       15,000                        -                     15,000
Segment income (loss) before
   extraordinary items                                  766,000               (2,284,000)                (1,518,000)
Capital expenditures                                  2,737,000                8,212,000                 10,949,000
Total assets at end of period                        99,434,000               47,613,000                147,047,000


(9)  COMMITMENTS AND CONTINGENCIES

     In September 1997, Harken Exploration Company, a wholly-owned subsidiary of Harken, was served with a lawsuit filed in U.S. District Court for the Northern District of Texas, Amarillo Division, styled D. E. Rice and Karen Rice, as Trustees for the Rice Family Living Trust ("Rice") vs. Harken Exploration Company. In the lawsuit, Rice alleges damages resulting from Harken Exploration Company's alleged spills on Rice's property and has claimed that the Oil Pollution Act ("OPA") should be applied in this circumstance. Harken believes that this position as well as the lawsuit in total is without merit. In October 1999, the trial court granted Harken's Motion for Summary Judgment that the OPA did not apply and dismissed the Rice claim under it. Rice appealed the trial court's summary judgment to the U.S. Fifth Circuit Court of Appeals. In April 2001, the Fifth Circuit Court of Appeals issued its opinion affirming the trial court's summary judgment in Harken's favor. In Harken management's opinion, the results of any further appeal will not have a material adverse effect on Harken's financial position.

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

     Harken has accrued approximately $6,627,000 at March 31, 2001 relating to certain other operational or regulatory liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in significant loss exposure to Harken.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)

     Certain statements included in the accompanying condensed financial statements and in the following discussion and analysis of financial condition and results of operations, including statements of Harken management's current expectations, intentions, plans and beliefs, and statements containing the words "believes", "anticipates", "estimates", "expects", or "may" are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance, timing or achievements of Harken to be materially different from any results, performance, timing or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks described in Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission.

OVERVIEW

     Harken reported a net loss for the three months ended March 31, 2001 of $1,412,000 compared to a net loss of $2,189,000 for the prior year period due primarily to a $2,068,000 charge to earnings during the prior year period related to the exchange of European Notes for shares of Harken common stock. Harken worldwide oil and gas revenues have decreased 10% during the first quarter of 2001 compared to the prior year period despite increased prices for natural gas due to reduced oil revenues as a result of domestic property sales and declines in Colombian oil production. Gross profit before depreciation and amortization, general and administrative and interest expenses totaled approximately $5.7 million during the three months ended March 31, 2001 compared to approximately $6.6 million for the prior year period.

                                                                        Three Months Ended
                                                                             March 31,
                                                               -------------------------------------
                                                                    2000                  2001
                                                               --------------        ---------------
                                                                           (unaudited)
OPERATING REVENUES

Domestic Exploration and Production Operations
  Oil sales revenues                                           $    3,968,000        $     1,456,000
     Oil volumes in barrels                                           143,000                 54,000
     Oil price per barrel                                      $        27.75        $         26.96
  Gas sales revenues                                           $    2,991,000        $     5,552,000
     Gas volumes in mcf                                             1,124,000                969,000
     Gas price per mcf                                         $         2.66        $          5.73
  Gas plant revenues                                           $      196,000        $             -

Colombian Exploration and Production Operations
  Oil sales revenues                                           $    2,729,000        $     1,907,000
     Oil volumes in barrels                                           124,000                 94,000
     Oil price per barrel                                      $        22.01        $         20.29

                                                                        Three Months Ended
                                                                             March 31,
                                                               -------------------------------------
                                                                    2000                  2001
                                                               --------------        ---------------
                                                                           (unaudited)
OTHER REVENUES
  Interest income                                              $      382,000        $       245,000
  Other income                                                 $        6,000        $        32,000


                             RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected Harken's earnings and balance sheet during the periods included in the accompanying consolidated financial statements.


For the quarter ended March 31, 2001 compared with the corresponding prior period.

NORTH AMERICAN OPERATIONS

     Domestic gross oil and gas revenues during the first quarter of 2001 relate primarily to the operations in the onshore and offshore areas of the Texas and Louisiana Gulf Coast, the Western and Panhandle regions of Texas, the Magnolia region of Arkansas and the Carlsbad region of New Mexico.

     Domestic oil revenues decreased 63% to $1,456,000 during the first quarter of 2001 compared to $3,968,000 during the first quarter of 2000 due to the December 2000 sale of Harken Southwest Corporation, which operated Harken's Four Corners area production. In addition, Harken's Gulf Coast oil production was reduced by temporary operational curtailments during the first quarter of 2001 at Harken's Main Pass area offshore Louisiana. Overall, domestic oil production volumes decreased 62% during the first quarter of 2001 compared to the prior year period.

     Domestic gas revenues increased 86% to $5,552,000 for the three months ended March 31, 2001 compared to $2,991,000 for the prior year period due primarily to the increase in average gas prices received during the first quarter of 2001, as Harken received an overall average price of $5.73 per mcf of gas during the first quarter of 2001 compared to $2.66 per mcf received during the first quarter of 2000. Such increases in natural gas prices offset an overall decrease in gas production volumes, compared to the prior year period, due primarily to normal production declines and due to the sale of Harken Southwest Corporation.

     Gas plant revenues during the first quarter of 2000 were derived through Harken Southwest Corporation which was sold in December 2000.

     Domestic oil and gas operating expenses consist of lease operating expenses and a number of production and reserve based taxes. Domestic oil and gas operating expenses decreased 9% to $2,491,000 during the first quarter of 2001 compared to $2,746,000 during the prior year primarily due to the above mentioned sale of Harken Southwest Corporation. Oil and gas operating expenses decreased as a percentage of related oil and gas revenues due primarily to the increase in gas prices during the first quarter of 2001 compared to the prior year period. Harken is reviewing its existing domestic operations to identify specific properties for which operating expenses can be reduced.

     Harken expects that oil and gas production volumes generated as a result of recent drilling and workover activity will offset the normal production declines experienced in its operating areas. Harken's oil and gas production volumes during the remainder of 2001 are expected to decrease due to recent property sales and could further decrease as Harken is currently continuing to review certain opportunities to sell additional producing properties for cash in order to raise capital for future capital expenditure and acquisition needs. Harken expects that domestic oil and gas revenues will further benefit if crude oil and natural gas prices remain at current levels. Harken's oil and gas revenues are highly dependent upon product prices, which Harken is unable to predict.

MIDDLE AMERICAN OPERATIONS

     Harken's Colombian oil revenues have decreased 30% from $2,729,000 during the first quarter of 2000 to $1,907,000 during the first quarter of 2001. During the first quarter of 2000 and 2001, Harken's Colombian production operations consisted of production testing conducted on Harken's Bolivar and Alcaravan Association Contract areas.

     During the first quarter of 2000 and 2001, sales of production from Harken's Estero #1 well on the Alcaravan Contract area have been temporarily limited to approximately 1,000 gross barrels of oil per day due to pipeline constraints and pumping capacity. Beginning in April 2001, such pipeline constraints have been partially alleviated and Harken is now allowed to produce and transport up to approximately 2,000 gross barrels of oil per day from both Estero #1 and initial production test operations from the recently drilled Estero #2 well. Harken's Catalina #1 and Olivo #1 wells on the Bolivar Contract area have averaged a combined 436 gross barrels of oil per day during the first quarter of 2001, compared to averaging approximately 1,250 gross barrels per day during the prior year period. Harken's production volumes during the remainder of 2001 will primarily remain dependent on existing well production, pipeline transportation capacity and pumping efficiency.

     Middle American operating expenses have increased from $527,000 during the first quarter of 2000 to $763,000 for the first quarter of 2001, primarily due to transportation and security costs.

INTEREST AND OTHER INCOME

     Interest and other income decreased during the first quarter of 2001 compared to the prior year period due to Harken's usage of cash during 2000 for capital expenditures. Harken generated approximately $382,000 of interest income during the first quarter of 2000, compared to approximately $245,000 of interest income during the first quarter of 2001. Additional decreases in Harken's cash balances could be mitigated or offset by Harken's efforts and plans to sell or monetize certain domestic oil and gas properties as well as from additional capital sources.

OTHER COSTS AND EXPENSES

     General and administrative expenses decreased during the first quarter of 2001 compared to the first quarter of 2000 primarily due to staff reductions and overall administrative efficiencies.

     Depreciation and amortization expense increased during the first quarter of 2001 compared to the prior year period primarily due to downward revisions during 2000 in Harken's Colombia proved reserves. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

     Interest expense and other increased during the first quarter of 2001 compared to the prior year period primarily due to the decrease in the amounts of interest capitalized to Harken's Colombian unevaluated property costs. In addition, during the first quarter of 2001, Harken expensed the remaining unamortized issuance costs related to the IFC project loan finance facility, which was terminated in May 2001.


                        LIQUIDITY AND CAPITAL RESOURCES


CAPITAL SOURCES

     Harken's working capital at March 31, 2001 was approximately $6.2 million, compared to approximately $15.3 million at December 31, 2000. The decrease in working capital during the first quarter of 2001 resulted primarily from approximately $9.0 million of capital expenditures. Assisted by current strong oil and natural gas prices, Harken's operations generated approximately $3.8 million of cash flow during the first quarter of 2001. Harken's cash resources at March 31, 2001 totaled approximately $17.3 million. Considering its existing cash resources and potential additional capital sources, Harken believes that it will have sufficient cash resources to fund all of its planned capital expenditures during 2001. Harken's ongoing exploration, development and acquisition efforts are expected to be funded through a combination of cash on hand, issuances of debt or equity securities, or through cash provided by either existing or newly established financing arrangements or through property sales.

    Sales of domestic producing property interests during the first quarter 2001 generated cash proceeds of approximately $1.4 million. Subsequent to March 31, 2001, Harken has sold additional oil and gas properties for approximately $5.9 million cash. In light of current strong prices for oil and natural gas, Harken is continuing to consider selling or monetizing certain additional domestic oil and gas reserves for cash in order to fund future acquisition or capital expenditure needs.

    Harken's cash flows from operations continue to be supplemented by ongoing production from its Alcaravan and Bolivar Contract areas in Colombia. Subsequent to March 31, 2001, Colombian operating cash flows have also been strengthened by production from Harken's newly drilled Estero #2 well, in addition to Harken's success in increasing transportation capacity from the Palo Blanco field area. Domestically, reductions in operating cash flows due to recent property sales are expected to be partially mitigated due to the significant drilling activity during 2000, additional domestic drilling planned in 2001, and due to continuing strong oil and natural gas prices.

     Certain Harken subsidiaries entered into a three year loan facility with Bank One Texas, N.A. ("Bank One"), which is secured by certain of Harken's domestic oil and gas properties and a guarantee from Harken. The Bank One facility provides borrowings subject to a borrowing base (as defined by the Bank One facility) which was approximately $15,000,000 as of March 31, 2001. As of May 14, 2001, the borrowing base was approximately $19,000,000, which provides availability for additional borrowing of up to approximately $9 million to be used for domestic exploration and development activities.

     The Bank One facility requires the Borrowers, as well as Harken, to maintain certain financial covenant ratios and requirements. Harken and the Borrowers are in compliance with all requirements under the Bank One facility, as amended, as of March 31, 2001.

     During the third quarter of 1999, Harken announced the non-recourse project finance loan agreement facility with the International Finance Corporation ("IFC"), the private sector subsidiary of the World Bank Group. Loans under this facility were to be available for the development of the Bolivar Association Contract in Colombia ("the Project"). In May 2001, Harken and IFC agreed to terminate the project finance loan agreement, in light of recent drilling and production results on the Bolivar Association Contract block and in light of recent security concerns in Colombia.


CAPITAL COMMITMENTS

     Harken's primary need for capital is to fund its planned exploration and development efforts domestically as well as in Middle America. Not including its planned Costa Rica exploration activities, Harken anticipates worldwide capital expenditures will total approximately $25 million during 2001. Harken plans to seek joint venture partner participation to fund a portion of the cost for all of its significant exploration projects, particularly its Costa Rican operations. A portion of Harken's planned capital expenditures are discretionary and, as a result, will be curtailed if sufficient funds are not available. In addition, Harken intends to continue to pursue North American and international acquisition opportunities.

     Harken anticipates that full development of its Middle American operations will take several years and require significant additional capital expenditures, the ultimate amount of which cannot be presently predicted. A large portion of Harken's capital expenditure obligations and plans in Colombia for 2001 were accomplished during the first quarter of 2001, with the drilling of the Manantial #1, the Olivo #2 and the Estero #2 wells as well as the acquisition of Los Olmos Contract area seismic. Harken has one additional obligation well in Colombia during the current year related to the Bocachico Contract, which it plans to drill during the third quarter of 2001. Harken may choose to drill additional wells in Colombia.

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

     Related to Harken's Costa Rica operations, Harken is to pay a remaining amount of $500,000 to MKJ Xploration, Inc. ("MKJ") upon the mobilization of the rig related to the initial well to be drilled offshore Costa Rica, the Moin #2, which Harken expects to drill pending the receipt of the necessary environmental drilling permit and subject to drilling rig availability. Also, up to $4 million is to be committed by Harken over the next year to fund the initial minimum work program obligations under the Costa Rica Contract, and such minimum amount would be expended with the Moin #2 well, which is expected to require in excess of $10 million to drill. Harken is currently seeking joint venture partner participation to share in the work program expenditures required by the Costa Rica Contract prior to drilling the Moin #2 well. Terms of the Costa Rica Contract and the agreement with MKJ commit Harken Costa Rica Holdings ("HCRH") to perform certain activities in Costa Rica in accordance with a prescribed timetable. Failure by HCRH to perform these activities as required could result in HCRH losing its rights under the Costa Rica Contract or Harken losing a portion of its ownership in HCRH, either of which could have a material adverse effect on Harken's business.

     Funded by efforts to generate additional cash through sales of certain producing properties in light of current high product prices, Harken's North American operating strategy continues to include efforts to acquire additional oil and gas reserves through exploration and development drilling activities in North America, particularly on selected properties acquired through the August 1999 merger with XPLOR Energy, Inc., the additional prospects acquired in December 1999, and through acquisitions.

     Subsequent to yearend, and through May 14, 2001, Harken has repurchased additional 5% European Notes with a total face amount of $250,000 from holders in exchange for cash of approximately $140,000 plus transaction expenses. Harken continues to consider additional transactions with the 5% European Note holders whereby Harken may retire additional Notes in exchange for shares of Harken common stock, cash or other consideration.

     Operational Contingencies -- Harken has accrued approximately $6.6 million at March 31, 2001 relating to operational or regulatory liabilities related to Harken's North American operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in significant loss exposure to Harken.

     Harken's domestic and foreign operations are subject to stringent and complex environmental laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations are subject to changes that may result in more restrictive or costly operations. Failure to comply with applicable environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties or injunctive relief. Harken's international oil and gas exploration and production operations, including well drilling, pipeline construction, and seismic activities, require specific federal and local environmental licenses and permits, the acquisition of which in the past have been subject to extensive delays. Harken may continue to experience similar delays in the future. Failure to obtain these licenses and permits in a timely manner may prevent Harken from obtaining alternative financing.

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

               4.9 Certificate of Designations of Series G1 Convertible Preferred Stock (filed as Exhibit 4.9 to Harken's Annual Report on Form 10-K for fiscal year ended December 31, 2000, File No. 09207, and incorporated by reference herein).

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

              10.4 Harken Energy Corporation's 1993 Stock Option and Restricted Stock Plan (filed as Exhibit 4.3 to Harken's Registration Statement on Form S-8, and incorporated by reference herein).

              10.5 Harken Energy Corporation's Directors Stock Option Plan (filed as Exhibit 4.3 to Harken's Registration Statement on Form S-8, and incorporated herein by reference).

              10.6 Association Contract (Bolivar) by and between Harken de Colombia, Ltd. and Empresa Colombia de Petroleos (filed as
                     Exhibit 10.4 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, and incorporated herein by reference).

              10.7 Harken Energy Corporation 1996 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 10.1 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, and incorporated herein by reference).

              10.8 Association Contract (Alcaravan) dated as of December 13, 1992, but effective as of February 13, 1993, by and between Empresa Colombia de Petroleos (filed as Exhibit 10.1 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-9207, and incorporated herein by reference).

              10.9 Association Contract (Bocachico) dated as of January 1994, but effective as of April 1994, by and between Empresa Colombia de Petroleos (filed as Exhibit 10.1 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994, File No. 0-9207, and incorporated herein by reference).

             10.10 Trust Indenture dated June 11, 1997, by and between Harken and Marine Midland Bank plc (filed as Exhibit 10.1 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 0-9207, and incorporated herein by reference).

             10.11 Placing Agreement Dated June 3, 1997, by and among Harken and the other signatories thereto (filed as Exhibit 10.2 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 0-9207, and incorporated herein by reference).

             10.12 Credit Agreement between Harken Exploration Company, XPLOR Energy, Inc. Harken Energy West Texas, Inc. , Harken Southwest Corporation, South Coast Exploration Co., Xplor Energy SPV-1, Inc., McCulloch Energy, Inc. and Bank One, Texas, N.A. dated August 11, 2000 and as amended
                     December 21, 2000 and December 31, 2000 (Filed as Exhibit
                     10.12 to Harken's Annual Report on Form 10-K for fiscal year ended December 31, 2000, File No. 09207, and incorporated by reference herein).


         (b) REPORTS ON FORM 8-K

             None filed.

                           HARKEN ENERGY CORPORATION

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Harken Energy Corporation
                                      -----------------------------------
                                                 (Registrant)




Date:    May 14, 2001            By:  /s/Anna M. Williams
     ----------------------           -----------------------------------
                                      Senior Vice President-Finance and
                                      Chief Financial Officer