Form 10-Q
period 2001-06-30
HARKEN ENERGY CORP
filed 2001-08-10
CIK 313478

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


     X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
    ___        OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    ___        OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ______ TO __________

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


   INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES__X__ NO _______

   The number of shares of Common Stock, par value $0.01 per share, outstanding as of August 1, 2001 was 18,130,592

                           HARKEN ENERGY CORPORATION
                           INDEX TO QUARTERLY REPORT
                                 JUNE 30, 2001



                                                                      PAGE
                                                                      ----

PART I. FINANCIAL INFORMATION

  Item 1.  Condensed Financial Statements

           Consolidated Condensed Balance Sheets......................   4

           Consolidated Condensed Statements of Operations............   5

           Consolidated Condensed Statement of Stockholders' Equity...   6

           Consolidated Condensed Statements of Cash Flows............   7

           Notes to Consolidated Condensed Financial Statements.......   8

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................. 15

PART II. OTHER INFORMATION............................................. 23

SIGNATURES............................................................. 27

                         PART I - FINANCIAL INFORMATION

                    ITEM 1. CONDENSED FINANCIAL STATEMENTS

                  HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)


                                                                               DECEMBER 31,            JUNE 30,
                                                                                  2000                   2001
                                                                             ----------------       -------------

     ASSETS
     ------
Current Assets:
   Cash and temporary investments                                               $  20,673,000       $  16,230,000
   Accounts receivable, net                                                         7,160,000           7,497,000
   Related party notes receivable                                                     169,000             169,000
   Prepaid expenses and other current assets                                        1,142,000             925,000
                                                                                -------------       -------------
        Total Current Assets                                                       29,144,000          24,821,000

Property and Equipment, net                                                       110,961,000         110,457,000

Other Assets, net                                                                   5,242,000           4,268,000
                                                                                -------------       -------------
                                                                                $ 145,347,000       $ 139,546,000
                                                                                =============       =============
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current Liabilities:
   Trade payables                                                               $   3,106,000       $   2,538,000
   Accrued liabilities and other                                                    8,819,000           7,325,000
   Revenues and royalties payable                                                   1,952,000           1,507,000
                                                                                -------------       -------------
        Total Current Liabilities                                                  13,877,000          11,370,000

Convertible Notes Payable                                                          69,940,000          60,829,000

Bank Credit Facilities                                                              9,937,000           9,937,000

Other Long-Term Obligations                                                         4,917,000           6,248,000

Commitments and Contingencies (Note 9)

Stockholders' Equity:
   Series G1 Preferred Stock, $1.00 par value; $100 liquidation value; 240,000 and 700,000 shares authorized, respectively;
     158,155 and 494,465 shares issued, respectively                                  158,000             494,000
   Common stock, $0.01 par value; 225,000,000 shares authorized;
     17,699,110 and  18,220,342 shares issued, respectively                           177,000             182,000
   Additional paid-in capital                                                     371,546,000         378,324,000
   Accumulated deficit                                                           (324,886,000)       (327,172,000)
   Accumulated other comprehensive income                                             134,000            (213,000)
   Treasury stock, at cost, 89,750 shares held                                       (453,000)           (453,000)
                                                                                -------------       -------------
          Total Stockholders' Equity                                               46,676,000          51,162,000
                                                                                -------------       -------------
                                                                                $ 145,347,000       $ 139,546,000
                                                                                ==============      =============

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these Statements.

                  HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                        THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                             JUNE 30,                                      JUNE 30,
                                                 ------------------------------------          ------------------------------------
                                                     2000                 2001                       2000                 2001
                                                 ---------------     ----------------          ----------------     ---------------

Revenues:
  Oil and gas operations                         $  10,790,000       $   10,792,000               $20,674,000       $   19,707,000
  Interest and other income                            287,000              190,000                   675,000              467,000
                                                 -------------       --------------               -----------       --------------
                                                    11,077,000           10,982,000                21,349,000           20,174,000
                                                 -------------       --------------               -----------       --------------
Costs and Expenses:
  Oil and gas operating expenses                     3,695,000            3,327,000                 6,968,000            6,581,000
  General and administrative expenses, net           2,977,000            2,892,000                 5,711,000            5,372,000
  Depreciation and amortization                      3,221,000            4,834,000                 6,142,000            8,083,000
  Interest expense and other, net                    1,301,000              986,000                 2,744,000            2,698,000
  Charge for European Note conversion                        -                    -                 2,068,000                    -
                                                 -------------       --------------               -----------       --------------
                                                    11,194,000           12,039,000                23,633,000           22,734,000
                                                 -------------       --------------               -----------       --------------

          Loss before income taxes               $    (117,000)      $   (1,057,000)              $(2,284,000)      $   (2,560,000)

Income tax expense                                      15,000               15,000                    30,000               30,000
                                                 -------------       --------------               -----------       --------------

          Loss before extraordinary items        $    (132,000)      $   (1,072,000)              $(2,314,000)      $   (2,590,000)

Extraordinary item-charge for reduction of
  unamortized issuance costs                                 -                    -                    (7,000)                   -
Extraordinary item-gain on
  repurchase/exchange of European Notes              1,872,000            1,147,000                 1,872,000            1,253,000
                                                 -------------       --------------               -----------       --------------


          Net income (loss)                      $   1,740,000       $       75,000               $  (449,000)      $   (1,337,000)
                                                 =============       ==============                ==========       ==============

Preferred stock dividends                                    -             (633,000)                        -             (949,000)
                                                 -------------       --------------               -----------       --------------
          Net income (loss) attributed to
            common  stock                        $   1,740,000       $     (558,000)              $  (449,000)      $   (2,286,000)
                                                 =============       ==============               ===========       ==============

Basic and diluted income (loss) per
  common share:
  Loss before extraordinary items                $       (0.01)      $        (0.09)              $     (0.14)      $        (0.20)
  Extraordinary item-charge for reduction of
    unamortized issuance costs                               -                    -                     (0.00)                   -
  Extraordinary item-gain on
    repurchase/exchange of European Notes                 0.11                 0.06                      0.11                 0.07
                                                 -------------       --------------               -----------       --------------

  Income (loss) per common share                 $        0.10       $        (0.03)              $     (0.03)      $        (0.13)
                                                 =============       ==============               ===========       ==============
  Weighted average shares outstanding               16,634,574           18,124,805                16,177,101           17,991,060
                                                 =============       ==============               ===========       ==============


   The accompanying Notes to Consolidated Condensed Financial Statements are
                     an integral part of these Statements.

                  HARKEN ENERGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                            ADDITIONAL
                                             PREFERRED       COMMON           PAID-IN          TREASURY
                                               STOCK          STOCK           CAPITAL           STOCK
                                          -------------------------------------------------------------------

Balance, December 31, 2000                    $158,000       $177,000       $371,546,000       $(453,000)

  Issuance of common stock, net                      -          5,000             (5,000)              -
  Issuance of preferred stock, net             336,000              -          6,783,000               -
  Preferred stock dividends                          -              -                  -               -
  Comprehensive income:
     Cumulative effect of change
        in accounting principle                      -              -                  -               -
     Net change in derivative
        fair value                                   -              -                  -               -
     Reclassification of derivative
      fair value into earnings                       -              -                  -               -
     Net loss                                        -              -                  -               -
        Total comprehensive
          income (loss)
                                              ----------------------------------------------------------
Balance,  June 30, 2001                       $494,000       $182,000       $378,324,000       $(453,000)
                                              ==========================================================

                                                                  ACCUMULATED
                                                                    OTHER
                                             ACCUMULATED         COMPREHENSIVE
                                               DEFICIT           INCOME (LOSS)          TOTAL
                                          ---------------------------------------------------------

Balance, December 31, 2000                   $(324,886,000)        $   134,000        $46,676,000

  Issuance of common stock, net                          -                   -                  -
  Issuance of preferred stock, net                       -                   -          7,119,000
  Preferred stock dividends                       (949,000)                  -           (949,000)
  Comprehensive income:
     Cumulative effect of change
        in accounting principle                          -          (3,025,000)
     Net change in derivative
        fair value                                       -           1,153,000
     Reclassification of derivative
      fair value into earnings                           -           1,525,000
     Net loss                                   (1,337,000)                  -
        Total comprehensive
          income (loss)                                                                (1,684,000)
                                             ----------------------------------------------------
Balance,  June 30, 2001                      $(327,172,000)        $  (213,000)       $51,162,000
                                             ====================================================

   The accompanying Notes to Consolidated Condensed Financial Statements are
                     an integral part of these Statements.

                  HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                -------------------------------
                                                                     2000               2001
                                                                ------------       ------------
Cash flows from operating activities:
   Net loss                                                      $   (449,000)     $ (1,337,000)
     Adjustment to reconcile net loss to net cash
           provided by operating activities:
       Depreciation and amortization                                6,142,000         8,083,000
       Amortization of issuance costs                                 545,000           837,000
       Extraordinary items                                         (1,865,000)       (1,253,000)
       Charge for European Note conversion                          2,068,000                 -
       Other                                                           89,000           294,000
   Change in assets and liabilities:
       (Increase) decrease in accounts receivable                  (1,505,000)         (840,000)
       Increase (decrease) in trade payables and other             (3,695,000)       (1,396,000)
                                                                 ------------      ------------
          Net cash provided by operating activities                 1,330,000         4,388,000
                                                                 ------------      ------------

Cash flows from investing activities:
   Proceeds from sales of assets                                    1,552,000         9,620,000
   Capital expenditures, net                                      (14,106,000)      (18,384,000)
                                                                 ------------      ------------
      Net cash used in investing activities                       (12,554,000)       (8,764,000)
                                                                 ------------      ------------


Cash flows from financing activities:
   Repayments of long-term debt                                    (3,072,000)         (207,000)
   Proceeds from issuances of common stock, net of
     issuances costs                                                2,831,000                 -
   Collection of note receivable                                            -           140,000
                                                                 ------------      ------------
          Net cash used in financing activities                      (241,000)          (67,000)
                                                                 ------------      ------------


Net decrease in cash and temporary investments                    (11,465,000)       (4,443,000)
Cash and temporary investments at beginning of period              25,612,000        20,673,000
                                                                 ------------      ------------
Cash and temporary investments at end of period                  $ 14,147,000      $ 16,230,000
                                                                 ============      ============


Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                    $  2,587,000      $  2,046,000
     Income taxes                                                           -                 -


     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001
                                  (Unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Harken Energy Corporation ("Harken") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations, although Harken believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Harken, these financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 2000 and June 30, 2001 and the results of its operations and changes in its cash flows for all periods presented as of June 30, 2000 and 2001. All such adjustments represent normal recurring items. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Harken's Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform with the 2001 presentation.

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

     The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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

     Sale of Certain Producing Property Interests - During the first six months of 2001, Harken sold certain interests in oil and gas properties located in Texas, Arkansas, New Mexico, and Louisiana for approximately $9,258,000 cash. Subsequent to June 30, 2001, Harken sold certain additional interests in gas properties located in western Texas for approximately $3,716,000 cash.


(3)  PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:

                                             December 31,        June 30,
                                                2000               2001
                                            --------------    -------------
Unevaluated oil and gas properties:

  Unevaluated Colombian properties          $     588,000     $      53,000
  Unevaluated Costa Rican properties            7,159,000         8,050,000
  Unevaluated Peru properties                           -           415,000
  Unevaluated domestic properties               9,919,000         8,293,000

Evaluated oil and gas properties:

  Evaluated Colombian properties              173,358,000       181,845,000
  Evaluated domestic properties               148,487,000       146,224,000
Facilities, gas plants and other property      22,048,000        24,257,000
Less accumulated depreciation and
     amortization                            (250,598,000)     (258,680,000)
                                            -------------     -------------
                                            $ 110,961,000     $ 110,457,000
                                            =============     =============


(4)  MIDDLE AMERICAN OPERATIONS

     Colombia Operations -- Harken's Colombian operations are conducted through Harken de Colombia, Ltd. ("HDC"), a wholly-owned subsidiary of Harken. During the second quarter of 2001, and following the evaluation of the results of recent 3-D seismic, Harken declined the extension of the Los Olmos Contract into a third contract year, and relinquished the Los Olmos Contract acreage back to Ecopetrol. In June 2001, HDC signed a Technical Evaluation Agreement ("TEA") covering the El Retorno acreage block, which covers approximately 86,000 acres adjacent to the Alcaravan Contract area. The TEA requires HDC to carry out a seismic reprocessing program over the next six months and grants HDC an option to execute an Association Contract over the area.

     Terms of each of the Association Contracts commit Harken to perform certain activities in accordance with a prescribed timetable. During July 2001, Harken received from Ecopetrol an extension to

October 31, 2001 for Harken to determine whether to extend the Bolivar Contract into its sixth contract year. Also during July 2001, Harken received from Ecopetrol an additional extension to December 8, 2001 to drill the fifth year obligation well related to the Bocachico Contract. As of August 9, 2001, Harken was in compliance with the requirements of each of the Association Contracts, as amended.

     Costa Rica Operations -- Harken, through Harken Costa Rica Holdings LLC ("HCRH", a Nevada limited liability corporation subsidiary) owns an interest in an Exploration and Production concession contract with the Republic of Costa Rica ("Costa Rica Contract"). At June 30, 2001, Harken owned 80% of the stock of HCRH, with an affiliate of MKJ Xploration, Inc. ("MKJ") owning the remaining 20% of the stock of HCRH. In July 2001, Harken elected not to pay the $4 million of additional funds to be transferred to HCRH, which, in accordance with the contract between Harken and MKJ, resulted in Harken's ownership in HCRH being reduced to 40% (with MKJ's ownership being increased to 60%) and resulted in MKJ assuming the operations of the Costa Rica Contract. MKJ is seeking additional joint venture partner participation for the work program obligations required by the Costa Rica Contract to fund the initial well to be drilled.

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


(5)  BANK CREDIT FACILITY OBLIGATIONS

     A summary of long-term bank obligations follows:

                                                December 31,        June 30,
                                                   2000              2001
                                                -----------       ----------
Subsidiary notes payable to bank (A)             $9,937,000       $9,937,000

Subsidiary project finance facility (B)                  -                 -
                                                 ----------       ----------
                                                  9,937,000        9,937,000
Less: Current portion                                     -                -
                                                 ----------       ----------
                                                 $9,937,000       $9,937,000
                                                 ==========       ==========

(A) Certain Harken subsidiaries (the "Borrowers") entered into a three year loan facility with Bank One, N.A. ("Bank One") which is secured by certain of Harken's domestic oil and gas properties and a guarantee from Harken. The Bank One facility provides borrowings limited by a borrowing base (as defined by the Bank One facility) which was approximately $18,480,000 as of June 30, 2001, and approximately $16,090,000 as of August 9, 2001. Such borrowing base, which is net of outstanding letters of credit, is redetermined by Bank One on May 1 and October 1 of each year in accordance with the facility agreement. The Bank One facility provides for interest based on LIBOR plus a margin of 2.350% (6.21% as of June 30, 2001), payable at the underlying LIBOR maturities or lender's prime rate, and provides for a commitment fee of 0.375 % on the unused amount. At June 30, 2001 Harken has $9,937,000 outstanding pursuant to the facility.

     The Bank One facility requires the Borrowers, as well as Harken, to maintain certain financial covenant ratios and requirements. Harken and the Borrowers are in compliance with all requirements under the Bank One facility, as amended, as of June 30, 2001. Such financial covenant ratios and requirements for the Borrowers became effective beginning June 30, 2001 and include a current ratio, as defined, of not less than 1.0 to 1.0, a total liabilities to net capital investment ratio, as defined, of not more than 1.15 to 1.0 and a debt service coverage ratio, as defined, of not less than 1.5 to 1.0. Required financial covenants for Harken include a ratio of total liabilities to net worth, as defined, of not more than 0.6 to 1.0, and a debt service coverage ratio, as defined, of not less than 1.25 to 1.0.

(B) Effective September 1, 1999, Harken de Colombia, Ltd. entered into a project finance loan agreement with the International Finance Corporation ("IFC") to be utilized in the development of the Bolivar Association Contract block in Colombia ("the Project"). No borrowings were drawn down by Harken de Colombia, Ltd. under the facility.

     During the second quarter of 2001, Harken de Colombia, Ltd and IFC agreed to terminate the project finance loan agreement.


(6)  CONVERTIBLE NOTES PAYABLE

     A summary of convertible notes payable is as follows:

                            December 31,                 June 30,
                               2000                        2001
                          ---------------             --------------
5% European Notes           $59,810,000                 $50,560,000

Benz Convertible Notes       10,130,000                  10,269,000
                            -----------                 -----------
                             69,940,000                  60,829,000
Less: Current portion                 -                           -
                            -----------                 -----------
                            $69,940,000                 $60,829,000
                            ===========                 ===========


     5% European Notes -- On May 26, 1998, Harken issued to qualified purchasers a total of $85 million in 5% Senior Convertible Notes (the "5% European Notes") which mature on May 26, 2003. Interest incurred on these notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are converted.

     During the second quarter of 2001, Harken issued 325,150 newly-issued shares of Series G1 Preferred stock in exchange for 5% European Notes in the face amount of $9,000,000. Harken has reflected an extraordinary item gain of $1,147,000 in the accompanying Consolidated Condensed Statements of Operations for the difference between the face amount of the 5% European Notes exchanged and the fair value of the Series G1 Preferred shares issued, less transaction expenses.

     During July 2001, Harken issued 95,800 shares of a new series of convertible preferred stock (the "Series G2 Preferred") in exchange for 5% European Notes in the face amount of $9,580,000. Harken will reflect an extraordinary item gain during the third quarter of 2001 for the difference between the face amount of the 5% European Notes exchanged and the fair value of the Series G2 Preferred shares issued, less transaction expenses.


(7)    HEDGING ACTIVITIES

     Harken holds certain commodity derivative instruments which are effective in mitigating commodity price risk associated with a portion of its future monthly natural gas production and related cash flows. Harken's oil and gas operating revenues and cash flows are highly dependent upon commodity product prices, which are volatile and cannot be accurately predicted. Harken's objective for holding these commodity derivatives is to protect the operating revenues and cash flows related to a portion of its future oil and gas sales from the risk of significant declines in commodity prices.

     As of June 30, 2001, Harken, through a wholly-owned subsidiary, held natural gas price swaps resulting in the subsidiary receiving fixed prices of approximately $2.20 per MMBTU covering a total of 450,000 MMBTUs over the remaining life of the swaps, which terminate in December 2001. Upon the January 1, 2001 adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, Harken reflected an increase in its accrued liabilities of approximately $3,025,000 in order to fully record the fair value of these natural gas swaps. As such derivatives qualify as cash flow hedges under SFAS No. 133, the offsetting impact upon adoption was a charge to Other Comprehensive Income within Harken's stockholders' equity. Such natural gas swaps are reflected in accrued liabilities at June 30, 2001 with a remaining fair value of approximately $516,000.

     The above derivative has been designated as a cash flow hedge of the exposure to variability of cash flows related to future sales of specified production from certain of Harken's domestic property operations. Gains and losses from commodity derivative instruments are reclassified into earnings when the associated hedged production occurs. Harken holds no derivative instruments which are designated as either fair value hedges or foreign currency hedges. Settlements of commodity derivatives are based on the difference between fixed swap prices and the New York Mercantile Exchange closing prices for each month during the life of the contracts. Harken monitors its natural gas production prices compared to New York Mercantile Exchange prices to assure its commodity derivatives are effective hedges in mitigating its commodity price risk.

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


     Harken's financial information for each of its operating segments is as follows for the periods ended June 30, 2000 and 2001:



                                        THREE MONTHS ENDED JUNE 30, 2000                       SIX MONTHS ENDED JUNE 30, 2000
                               ------------------------------------------------   ------------------------------------------------
                                  NORTH             MIDDLE                              NORTH             MIDDLE
                                 AMERICA           AMERICA             TOTAL           AMERICA           AMERICA          TOTAL
                               -----------      ------------       ------------      -----------      ------------     ------------
Operating revenues             $ 8,450,000      $  2,340,000       $ 10,790,000      $15,605,000      $  5,069,000     $ 20,674,000
Interest and other income          150,000           137,000            287,000          300,000           375,000          675,000
Depreciation and
 amortization                    2,046,000         1,175,000          3,221,000        4,037,000         2,105,000        6,142,000
Interest expense and
 other, net                        924,000           377,000          1,301,000        1,739,000         1,005,000        2,744,000
Income tax expense                  15,000                 -             15,000           30,000                 -           30,000
Segment income (loss)
 before extraordinary items        831,000          (963,000)          (132,000)         186,000        (2,500,000)      (2,314,000)
Segment income (loss)            1,767,000           (27,000)         1,740,000        1,122,000        (1,571,000)        (449,000)
Capital expenditures             2,125,000         5,822,000          7,947,000        4,632,000         9,078,000       13,710,000
Total assets at end of
 period                         96,037,000       199,253,000        295,290,000       96,037,000       199,253,000      295,290,000

                                        THREE MONTHS ENDED JUNE 30, 2001                       SIX MONTHS ENDED JUNE 30, 2001
                               ------------------------------------------------   ------------------------------------------------
                                  NORTH             MIDDLE                              NORTH             MIDDLE
                                 AMERICA           AMERICA             TOTAL           AMERICA           AMERICA          TOTAL
                               -----------      ------------       ------------      -----------      ------------     -----------
Operating revenues             $ 8,139,000      $ 2,653,000        $ 10,792,000       $15,147,000      $ 4,560,000     $ 19,707,000
Interest and other income           85,000          105,000             190,000           204,000          263,000          467,000
Depreciation and
 amortization                    2,581,000        2,253,000           4,834,000         4,400,000        3,683,000        8,083,000
Interest expense and
 other, net                        673,000          313,000             986,000         1,549,000        1,149,000        2,698,000
Income tax expense                  15,000                -              15,000            30,000                -           30,000
Segment income (loss)
 before extraordinary items      1,383,000       (2,455,000)         (1,072,000)        2,149,000       (4,739,000)      (2,590,000)
Segment income (loss)            1,956,000       (1,881,000)             75,000         2,775,000       (4,112,000)      (1,337,000)
Capital expenditures             3,176,000        1,046,000           4,222,000         5,913,000        9,258,000       15,171,000
Total assets at end of
 period                         92,266,000       47,280,000         139,546,000        92,266,000       47,280,000      139,546,000


(9)  COMMITMENTS AND CONTINGENCIES

     Search Acquisition Corp. ("Search Acquisition"), a wholly-owned subsidiary of Harken, is a defendant in a lawsuit filed by Petrochemical Corporation of America and Lorken Investments Corporation (together, "Petrochemical"). This lawsuit arises out of Petrochemical's attempt to enforce a judgment of joint and several liability entered in 1993 against a group of twenty limited partnerships known as the "Odyssey limited partnerships." Petrochemical claims that Search Exploration, Inc. is liable for payment of the judgment as the successor-in-interest to eight Odyssey limited partnerships. Search Acquisition was the surviving corporation in the 1995 merger with Search Exploration, Inc. On February 28, 1996, the court granted Search Acquisition's motion for summary judgment. On July 3, 1998, the Fifth District Court of Appeals for the State of Texas reversed the trial court's summary judgment and remanded the case to the trial court. It is estimated that this trial will take place in the fourth quarter of 2001. Although the ultimate outcome of this litigation is uncertain, Harken believes that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken's financial condition.

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

     Harken has accrued approximately $6,008,000 at June 30, 2001 relating to certain other operational or regulatory liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in significant loss exposure to Harken.

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

OVERVIEW

     Harken reported a net loss for the six months ended June 30, 2001 of $1,337,000 compared to a net loss of $449,000 for the prior year period due primarily to increased depreciation and amortization on Harken's oil and gas properties, particularly in Colombia. Harken worldwide oil and gas revenues have decreased slightly during the first six months of 2001 compared to the prior year period despite increased prices for natural gas primarily due to certain domestic property sales. Gross profit before depreciation and amortization, general and administrative and interest expenses totaled approximately $13.1 million during the six months ended June 30, 2001 compared to approximately $13.7 million for the prior year period. During June 2001, Harken's Board of Directors approved a new plan to restructure Harken's operations for the purpose of focusing Harken's resources more directly on its domestic U.S. assets and operations particularly in the Gulf Coast region of Texas and Louisiana. During the six months ended June 30, 2001, Harken's domestic operating segment reflected segment gross profit of approximately $10.4 million compared to approximately $9.7 million during the prior year period.

                                                   Three Months Ended                  Six Months Ended
                                                        June 30,                             June 30,
                                             -------------------------------    ---------------------------------
                                                  2000             2001              2000               2001
                                             ---------------   -------------    ----------------   --------------
OPERATING REVENUES                                       (unaudited)                        (unaudited)
Domestic Exploration and Production
 Operations
  Gas sales revenues                          $   4,115,000    $   5,748,000       $   7,106,000   $   11,300,000
     Gas volumes in mcf                             970,000        1,132,000           2,094,000        2,101,000
     Gas price per mcf                        $        4.24    $        5.08       $        3.39   $         5.38
  Oil sales revenues                          $   4,077,000    $   2,391,000       $   8,045,000   $    3,847,000
     Oil volumes in barrels                         144,000           90,000             287,000          144,000
     Oil price per barrel                     $       28.31    $       26.57       $       28.03   $        26.72
  Gas plant revenues                          $     258,000    $           -       $     454,000   $            -
Colombian Exploration and Production
 Operations
  Oil sales revenues                          $   2,340,000    $   2,653,000       $   5,069,000   $    4,560,000
     Oil volumes in barrels                         108,000          143,000             232,000          237,000
     Oil price per barrel                     $       21.67    $       18.55       $       21.85   $        19.24


                                                   Three Months Ended                  Six Months Ended
                                                        June 30,                             June 30,
                                             -------------------------------    ---------------------------------
                                                  2000             2001              2000               2001
                                             ---------------   -------------    ----------------   --------------
                                                         (unaudited)                        (unaudited)

OTHER REVENUES
  Interest income                             $   283,000      $   174,000      $   665,000         $   419,000
  Other income                                $     4,000      $    16,000      $    10,000         $    48,000


                             RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected Harken's earnings and balance sheet during the periods included in the accompanying consolidated financial statements.


For the quarter ended June 30, 2001 compared with the corresponding prior period.

NORTH AMERICAN OPERATIONS

     Domestic gross oil and gas revenues during the second quarter of 2001 relate primarily to the operations in the onshore and offshore areas of the Texas and Louisiana Gulf Coast, and the Western and Panhandle regions of Texas. During the second quarter of 2001, Harken sold its operations in the Magnolia region of Arkansas, the Carlsbad region of New Mexico and certain properties in southern Louisiana.

     Domestic gas revenues increased 40% to $5,748,000 for the three months ended June 30, 2001 compared to $4,115,000 for the prior year period due primarily to the increase in average gas prices received during the second quarter of 2001, as Harken received an overall average price of $5.08 per mcf of gas during the second quarter of 2001 compared to $4.24 per mcf received during the second quarter of 2000. In addition, Harken's domestic gas production volumes increased 17% compared to the prior year period due to new production from Harken's recent drilling activity, particularly from the Old Ocean Field in the Texas Gulf Coast region. Such new production volumes offset the production decreases resulting from the sales of producing properties discussed above.

     Domestic oil revenues decreased 41% to $2,391,000 during the second quarter of 2001 compared to $4,077,000 during the second quarter of 2000 due primarily to the December 2000 sale of Harken Southwest Corporation, which operated Harken's Four Corners area production, and due to the sale during the second quarter 2001 of Harken's New Mexico operations. Overall, domestic oil production volumes decreased 38% during the second quarter of 2001 compared to the prior year period.

     Gas plant revenues during the second quarter of 2000 were derived through Harken Southwest Corporation, which was sold in December 2000.

     Domestic oil and gas operating expenses consist of lease operating expenses and production and reserve based taxes. Domestic oil and gas operating expenses decreased 29% to $2,228,000 during the second quarter of 2001 compared to $3,126,000 during the prior year primarily due to the above mentioned sales of producing properties. Oil and gas operating expenses decreased as a percentage of related oil and gas revenues due primarily to the increase in gas prices during the second quarter of 2001 compared to the prior year period. Harken continues to review its existing domestic operations to identify specific properties for which operating expenses can be reduced.

     Harken expects that oil and gas production volumes generated as a result of recent drilling and workover activity will continue to offset the normal production declines experienced in its operating areas and help to mitigate the production decreases as a result of recent sales of non-strategic producing properties. Harken's oil and gas revenues are highly dependent upon product prices, which Harken is unable to predict.

MIDDLE AMERICAN OPERATIONS

     Harken's Colombian oil revenues have increased 13% from $2,340,000 during the second quarter of 2000 to $2,653,000 during the second quarter of 2001, despite a decrease in the average price received per barrel, which decreased to $18.55 during the second quarter 2001 compared to $21.67 during the prior year period. During the second quarter of 2000 and 2001, Harken's Colombian production operations related to its Bolivar and Alcaravan Association Contract areas.

     During the second quarter of 2000, sales of production from Harken's Estero #1 well on the Alcaravan Contract area were temporarily limited to approximately 1,000 gross barrels of oil per day due to pipeline constraints and pumping capacity. Beginning in April 2001, such pipeline constraints were partially alleviated. In addition, during the second quarter of 2001, Harken purchased the 45 kilometer Guarimena to Santiago crude oil pipeline and negotiated a new transportation agreement with the owner/operator of the pipeline that transports crude oil from Santiago north to market and export points. As a result of the above steps, Harken is now allowed to produce and transport up to approximately 3,000 gross barrels of oil per day combined from both Estero #1 and initial production test operations from the recently drilled Estero #2 well, and during the second quarter 2001, averaged approximately 1,574 gross barrels of oil production per day. Harken's Catalina #1 and Olivo #1 wells on the Bolivar Contract area have averaged a combined 208 gross barrels of oil per day during the second quarter of 2001, compared to averaging approximately 768 gross barrels per day during the prior year period. Harken's production volumes during the remainder of 2001 will primarily remain dependent on existing well production, pumping efficiency, and security conditions.

     Middle American operating expenses have increased from $569,000 during the second quarter of 2000 to $1,099,000 for the second quarter of 2001, primarily due to transportation and security costs.

INTEREST AND OTHER INCOME

     Interest and other income decreased during the second quarter of 2001 compared to the prior year period due to Harken's usage of cash for capital expenditures during 2000 and first quarter 2001. Harken generated approximately $283,000 of interest income during the second quarter of 2000, compared to approximately $174,000 of interest income during the second quarter of 2001. Additional decreases in Harken's cash balances could be mitigated or offset by additional capital sources.

OTHER COSTS AND EXPENSES

     General and administrative expenses decreased slightly during the second quarter of 2001 compared to the second quarter of 2000 primarily due to staff reductions and overall administrative efficiencies.

     Depreciation and amortization expense increased during the second quarter of 2001 compared to the prior year period primarily due to downward revisions during 2000 in Harken's Colombia proved reserves. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

     Interest expense and other decreased during the second quarter of 2001 compared to the prior year period primarily due to the repurchase and exchange of certain 5% European Notes during 2000 and during the first half of 2001. Such decrease in net interest expense was despite the decrease in the amounts of interest capitalized to Harken's Colombian unevaluated property costs.

For the six months ended June 30, 2001 compared with the corresponding prior period.

NORTH AMERICAN OPERATIONS

     Domestic gross oil and gas revenues during the first six months of 2001 relate primarily to the operations in the onshore and offshore areas of the Texas and Louisiana Gulf Coast, the Western and Panhandle regions of Texas, the Magnolia region of Arkansas and the Carlsbad region of New Mexico.

     Domestic gas revenues increased 59% to $11,300,000 for the six months ended June 30, 2001 compared to $7,106,000 for the prior year period due primarily to the increase in average gas prices received during the first half of 2001, as Harken received an overall average price of $5.38 per mcf of gas during the first six months of 2001 compared to $3.39 per mcf received during the first half of 2000. Gas production volumes during the first six months of 2001 remained flat compared to the prior year period, despite the sales of certain producing properties, due to new production from Harken's recent drilling activity, particularly from the Old Ocean Field in the Texas Gulf Coast region.

     Domestic oil revenues decreased 52% to $3,847,000 during the first six months of 2001 compared to $8,045,000 during the first six months of 2000 due to the December 2000 sale of Harken Southwest Corporation, which owned and operated Harken's Four Corners area production. In addition, Harken's Gulf Coast oil production was reduced by temporary operational curtailments during the first quarter of 2001 at Harken's Main Pass area offshore Louisiana. Overall, domestic oil production volumes decreased 50% during the first six months of 2001 compared to the prior year period.

     Gas plant revenues during the first six months of 2000 were derived through Harken Southwest Corporation, which was sold in December 2000.

     Domestic oil and gas operating expenses consist of lease operating expenses and production and reserve based taxes. Domestic oil and gas operating expenses decreased 20% to $4,719,000 during the first six months of 2001 compared to $5,872,000 during the prior year primarily due to the above mentioned sales of producing properties. Oil and gas operating expenses decreased as a percentage of related oil and gas revenues due primarily to the increase in gas prices during the first half of 2001 compared to the prior year period.

     Harken expects that oil and gas production volumes generated as a result of recent drilling and workover activity will continue to offset the normal production declines experienced in its operating areas and help to mitigate the production decreases as a result of recent sales of non-strategic producing properties. Harken's oil and gas revenues are highly dependent upon product prices, which Harken is unable to predict.

MIDDLE AMERICAN OPERATIONS

     Harken's Colombian oil revenues have decreased 10% from $5,069,000 during the first six months of 2000 to $4,560,000 during the first half of 2001 due to a decrease in the average price received per barrel, which decreased from $21.85 during the first half of 2000 to $19.24 during 2001. During 2000 and 2001, Harken's Colombian production operations related to its Bolivar and Alcaravan Association Contract areas.

     During 2000 and the first quarter of 2001, sales of production from Harken's Estero #1 well on the Alcaravan Contract area were limited to approximately 1,000 gross barrels of oil per day due to pipeline constraints and pumping capacity. During the second quarter of 2001, Harken has taken the steps discussed above to resolve such limitations and Harken is now allowed to produce and transport up to approximately 3,000 gross barrels of oil per day from both Estero #1 and initial production test operations from the recently drilled Estero #2 well. Harken's production volumes during the remainder of 2001 will primarily remain dependent on existing well production, pumping efficiency, and security conditions.

     Middle American operating expenses have increased from $1,096,000 during the first six months of 2000 to $1,862,000 for the first six months of 2001, primarily due to transportation and security costs.

INTEREST AND OTHER INCOME

     Interest and other income decreased during the first six months of 2001 compared to the prior year period due to Harken's usage of cash for capital expenditures during 2000 and first quarter 2001. Harken generated approximately $665,000 of interest income during the first six months of 2000, compared to approximately $419,000 of interest income during the first six months of 2001. Additional decreases in Harken's cash balances could be mitigated or offset by additional capital sources.

OTHER COSTS AND EXPENSES

     General and administrative expenses decreased during the first six months of 2001 compared to the first six months of 2000 primarily due to staff reductions and overall administrative efficiencies.

     Depreciation and amortization expense increased during the first half of 2001 compared to the prior year period primarily due to downward revisions during 2000 in Harken's Colombia proved reserves. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

     Interest expense and other decreased slightly during the first six months of 2001 compared to the prior year period primarily due to the repurchase and exchange of certain 5% European Notes during 2000 and during the first six months of 2001. Such decrease in net interest expense was despite the decrease in the amounts of interest capitalized to Harken's Colombian unevaluated property costs. In addition, during the first quarter of 2001, Harken expensed the remaining unamortized issuance costs related to the IFC project loan finance facility, which was terminated in May 2001.


                        LIQUIDITY AND CAPITAL RESOURCES

     Harken's working capital at June 30, 2001 was approximately $13.5 million, compared to approximately $15.3 million at December 31, 2000. The decrease in working capital during the first six months of 2001 resulted primarily from approximately $18.4 million of capital expenditures, which were funded primarily by sales of domestic oil and gas properties totaling approximately $9.6 million. Assisted by strong oil and natural gas prices, Harken's operations generated approximately $4.4 million of cash flow during the first six months of 2001. Harken's cash resources at June 30, 2001 totaled approximately $16.2 million. Considering its existing cash resources and potential additional capital sources, Harken believes that it will have sufficient cash resources to fund all of its planned capital expenditures during 2001. Harken's ongoing exploration, development and acquisition efforts are expected to be funded through a combination of cash on hand, issuances of debt or equity securities, or through cash provided by either existing or newly established financing arrangements.

     In June 2001, Harken's Board of Directors approved a plan to restructure Harken's operations ("the Restructuring Plan"). This plan would focus on concentrating Harken's future activities on domestic exploration and development, while seeking a new venue for Harken's international assets that could provide continued benefit to Harken from upside growth. Under the Restructuring Plan, Harken has determined that its international assets can best be valued and developed if placed in a venue and market outside of traditional U.S. markets.

    CAPITAL SOURCES

    During the first six months of 2001, sales of domestic producing property interests generated cash proceeds of approximately $9.3 million. Subsequent to June 30, 2001, Harken has sold certain additional gas properties for approximately $3.7 million cash. Harken is currently not considering additional sales of producing properties.

    Harken's cash flows from operations continue to be supplemented by ongoing production from its Alcaravan and Bolivar Contract areas in Colombia. Beginning in the second quarter 2001, Colombian operating cash flows have also been strengthened by production from Harken's newly drilled Estero #2 well, in addition to Harken's success in increasing transportation capacity from the Palo Blanco field area. Domestically, reductions in operating cash flows due to recent property sales are expected to continue to be partially mitigated due to new production generated from the significant drilling activity during 2000 and 2001, and additional domestic drilling planned in 2001.

     Certain Harken subsidiaries entered into a three year loan facility with Bank One, N.A. ("Bank One"), which is secured by certain of Harken's domestic oil and gas properties and a guarantee from Harken. The Bank One facility provides borrowings subject to a borrowing base (as defined by the Bank One facility) which was approximately $18,480,000 as of June 30, 2001. As of August 9, 2001, and following the July 2001 sale of producing properties, the borrowing base was approximately $16,090,000, which provides availability for additional borrowing of up to approximately $6.2 million to be used for domestic exploration and development activities.

     The Bank One facility requires the Borrowers, as well as Harken, to maintain certain financial covenant ratios and requirements. Harken and the Borrowers are in compliance with all requirements under the Bank One facility, as amended, as of June 30, 2001.

CAPITAL COMMITMENTS

     Harken's primary need for capital is to fund its planned exploration and development efforts domestically. Harken anticipates worldwide capital expenditures will total approximately $26 million during 2001. Harken also plans to seek partner participation to fund a portion of the cost for all of its significant exploration projects. A portion of Harken's planned capital expenditures are discretionary and, as a result, will be curtailed if sufficient funds are not available. In addition, Harken intends to continue to pursue North American acquisition opportunities.

     Funded by additional cash generated through the sales of certain producing properties, Harken's domestic operating strategy continues to include efforts to increase its oil and gas reserves through exploration and development drilling activities in North America. Harken has focused its operating strategy to acquire, explore, and produce primarily natural gas prospects located in the Gulf Coast region of Texas and Louisiana.

     During the second quarter of 2001, Harken issued 325,150 shares of Series G1 Preferred stock in exchange for 5% European Notes in the face amount of $9.0 million. In addition, in July 2001, Harken issued 95,800 shares of Series G2 Preferred stock in exchange for 5% European Notes in the face amount of approximately $9.6 million. Including these most recent exchanges, Harken has retired 5% European Notes totaling approximately $44 million since February 2000. Harken continues to consider additional transactions with the 5% European Note holders whereby Harken may retire additional Notes in exchange for shares of Harken common stock, cash or other consideration.

     Operational Contingencies -- Harken has accrued approximately $6.0 million at June 30, 2001 relating to operational or regulatory liabilities related to Harken's North American operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in significant loss exposure to Harken.

     Harken's operations are subject to stringent and complex environmental laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations are subject to changes that may result in more restrictive or costly operations. Failure to comply with applicable environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties or injunctive relief. Harken's international oil and gas exploration and production operations, including well drilling, pipeline construction, and seismic activities, require specific federal and local environmental licenses and permits, the acquisition of which in the past have been subject to extensive delays. Harken may continue to experience similar delays in the future. Failure to obtain these licenses and permits in a timely manner may prevent Harken from obtaining alternative financing.

     International Commitments--Terms of each of the Association Contracts entered into between Harken de Colombia, Ltd. and Ecopetrol commit Harken to perform certain activities in Colombia in accordance with a prescribed timetable. Failure by Harken to perform these activities as required could result in Harken losing its rights under the particular Association Contract, which could potentially have a material adverse effect on Harken's business. During July 2001, Harken received from Ecopetrol an extension to October 31,2001 for Harken to determine whether to extend the Bolivar Contract into its sixth contract year. Also during July 2001, Harken received from Ecopetrol an additional extension to December 8, 2001 to drill the fifth year obligation well related to the Bocachico Contract. As of August 9, 2001, Harken was in compliance with the requirements of each of the Association Contracts, as amended.

     Related to Harken's Costa Rica operations, Harken is to pay a remaining amount of $500,000 to MKJ Xploration, Inc. ("MKJ") upon the mobilization of the rig related to the initial well to be drilled offshore Costa Rica, the Moin #2, which Harken expects will be drilled during 2002 pending the receipt of the necessary environmental drilling permit and subject to drilling rig availability. In July 2001, Harken elected not to pay the $4 million of additional funds to be transferred to HCRH, which, in accordance with the contract between Harken and MKJ, resulted in Harken's ownership in HCRH being reduced to 40% (with MKJ's ownership being increased to 60%) and resulted in MKJ assuming the operations of the Costa Rica Contract. MKJ is currently seeking additional joint venture partner participation for the work program expenditures required by the Costa Rica Contract prior to drilling the Moin #2 well. Terms of the Costa Rica Contract and the agreement with MKJ commit Harken Costa Rica Holdings ("HCRH") to perform certain activities in Costa Rica in accordance with a prescribed timetable. Failure by HCRH to perform these activities as required could result in HCRH losing its rights under the Costa Rica Contract, which could have a material adverse effect on Harken's business.

                          PART II - OTHER INFORMATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in Harken's Annual Report on Form 10-K for the year ended December 31, 2000, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Item 1 of this Form 10-Q.

Item 4.  Submission of Matters to a Vote of Security Holders

     Harken's annual meeting was held on June 22, 2001, at which three Class B directors were elected. The nominees for director were Messrs. Larry G Akers, Michael M. Ameen, and H.A. Smith. Mr. Akers received 14,583,177 votes for and 1,124,456 votes against or withheld. Mr. Ameen received 14,580,593 votes for and 1,127,040 votes against or withheld. Mr. Smith received 14,589,027 votes for and 1,118,606 votes against or withheld.

Item 6.  Exhibits and Reports on Form 8-K.

     9a)  EXHIBIT INDEX
          Exhibit
          --------

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

        *10.13 Third Amendment to Credit Agreement between Harken Exploration
               Company, XPLOR Energy, Inc., Harken Energy West Texas, Inc., South Coast Exploration Co., XPLOR Energy SPV-1, Inc.,
               McCulloch Energy, Inc., Harken Gulf Exploration Company, and Bank One, N.A. dated May 11, 2001.

     (b)  REPORTS ON FORM 8-K

               On June 29, 2001, Harken filed a Form 8-K to disclose certain information presented to stockholders and posted to Harken's internet website.

          *    Filed herewith

                           HARKEN ENERGY CORPORATION

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Harken Energy Corporation
                                       ----------------------------------
                                                 (Registrant)



Date:    August 10, 2001             By:      /s/ Anna M. Williams
         ---------------                 ---------------------------------
                                         Senior Vice President-Finance and
                                         Chief Financial Officer