Form 10-Q
period 2001-09-30
HARKEN ENERGY CORP
filed 2001-11-09
CIK 313478

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to _______

                         Commission file number 0-9207

                           HARKEN ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                         95-2841597
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

      580 WESTLAKE PARK BOULEVARD,
               SUITE 600                                              77079
             HOUSTON, TEXAS                                        (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code  (281) 504-4000


   INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  x    NO
                                              -----     ------

   The number of shares of Common Stock, par value $0.01 per share, outstanding as of November 1, 2001 was 18,117,995.

--------------------------------------------------------------------------------

                           HARKEN ENERGY CORPORATION
                           INDEX TO QUARTERLY REPORT
                               SEPTEMBER 30, 2001



                                                                         PAGE
                                                                         ----
PART I. FINANCIAL INFORMATION

  Item 1.  Condensed Financial Statements

           Consolidated Condensed Balance Sheets.......................    4

           Consolidated Condensed Statements of Operations.............    5

           Consolidated Condensed Statement of Stockholders' Equity....    6

           Consolidated Condensed Statements of Cash Flows.............    7

           Notes to Consolidated Condensed Financial Statements........    8


  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   16

PART II. OTHER INFORMATION.............................................   25

SIGNATURES.............................................................   29

                         PART I - FINANCIAL INFORMATION


                                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

                                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                                   (Unaudited)

                                                                                 DECEMBER 31,        SEPTEMBER 30,
                                                                                     2000                2001
                                                                                 -------------       -------------
     ASSETS
     ------
Current Assets:
   Cash and temporary investments                                                $  20,673,000       $  13,321,000
   Accounts receivable, net                                                          7,160,000           6,614,000
   Related party notes receivable                                                      169,000             169,000
   Prepaid expenses and other current assets                                         1,142,000           1,828,000
                                                                                 -------------       -------------
        Total Current Assets                                                        29,144,000          21,932,000

Property and Equipment, net                                                        110,961,000         100,660,000

Investment in Equity Investee                                                                -           8,757,000

Other Assets, net                                                                    5,242,000           4,623,000
                                                                                 -------------       -------------
                                                                                 $ 145,347,000       $ 135,972,000
                                                                                 =============       =============
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current Liabilities:
   Trade payables                                                                $   3,106,000       $   1,971,000
   Accrued liabilities and other                                                     8,819,000           8,393,000
   Revenues and royalties payable                                                    1,952,000           1,210,000
   Current portion of long-term debt                                                         -           2,000,000
                                                                                 -------------       -------------
        Total Current Liabilities                                                   13,877,000          13,574,000

Convertible Notes Payable                                                           69,940,000          51,318,000

Long-Term Bank Credit Facilities                                                     9,937,000           7,937,000

Other Long-Term Obligations                                                          4,917,000           7,459,000

Commitments and Contingencies (Note 10)

Stockholders' Equity:
   Series G1 Preferred Stock, $1.00 par value; $100 liquidation value; 240,000 and 700,000 shares authorized, respectively;
     158,155 and 446,417 shares issued, respectively                                   158,000             446,000
   Series G2 Preferred Stock, $1.00 par value; $100 liquidation value; 400,000 shares authorized and 95,800 shares issued
     at September 30, 2001.                                                                  -              96,000
   Common stock, $0.01 par value; 225,000,000 shares authorized;
     17,699,110 and 18,635,395 shares issued, respectively                             177,000             186,000
   Additional paid-in capital                                                      371,546,000         385,615,000
   Accumulated deficit                                                            (324,886,000)       (329,515,000)
   Accumulated other comprehensive income                                              134,000             134,000
   Treasury stock, at cost, 89,750 and 446,900 shares held, respectively              (453,000)         (1,278,000)
                                                                                 -------------       -------------
          Total Stockholders' Equity                                                46,676,000          55,684,000
                                                                                 -------------       -------------
                                                                                 $ 145,347,000       $ 135,972,000
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

                                            HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                            (Unaudited)


                                                              THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                              SEPTEMBER 30,
                                                       -----------------------------------      -----------------------------------
                                                            2000                 2001                2000                 2001
                                                       --------------       --------------      --------------      --------------
Revenues:
  Oil and gas operations                               $   11,398,000       $    6,296,000      $   32,072,000      $   26,003,000
  Interest and other income                                   194,000              136,000             869,000             603,000
                                                       --------------       --------------      --------------      --------------
                                                           11,592,000            6,432,000          32,941,000          26,606,000
                                                       --------------       --------------      --------------      --------------
Costs and Expenses:
  Oil and gas operating expenses                            3,688,000            2,967,000          10,656,000           9,548,000
  General and administrative expenses, net                  3,009,000            2,037,000           8,720,000           7,409,000
  Depreciation and amortization                             3,124,000            3,425,000           9,266,000          11,508,000
  Interest expense and other, net                           1,242,000              899,000           3,986,000           3,597,000
  Charge for European Note conversion                             -                    -             2,068,000                 -
                                                       --------------       --------------      --------------      --------------
                                                           11,063,000            9,328,000          34,696,000          32,062,000
                                                       --------------       --------------      --------------      --------------

      Income (loss) before income taxes                $      529,000       $   (2,896,000)     $   (1,755,000)     $   (5,456,000)

Income tax expense                                             15,000               34,000              45,000              64,000
                                                       --------------       --------------      --------------      --------------

      Income (loss) before extraordinary items         $      514,000       $   (2,930,000)     $   (1,800,000)     $   (5,520,000)

Extraordinary item-charge for reduction of
    unamortized issuance costs                                    -                    -                (7,000)                -
Extraordinary item-gain on repurchase/exchange of
    European Notes                                          3,523,000            1,722,000           5,395,000           2,975,000
                                                       --------------       --------------      --------------      --------------
      Net income (loss)                                $    4,037,000       $   (1,208,000)     $    3,588,000      $   (2,545,000)
                                                       ==============       ==============      ==============      ==============
Preferred stock dividends                                     (65,000)          (1,135,000)            (65,000)         (2,084,000)
                                                       --------------       --------------      --------------      --------------
      Net income (loss) attributed to common
           stock                                       $    3,972,000       $   (2,343,000)     $    3,523,000      $   (4,629,000)
                                                       ==============       ==============      ==============      ==============

Basic and diluted income (loss) per common share:
  Income (loss) before extraordinary items             $         0.02       $        (0.22)     $        (0.11)     $        (0.42)
  Extraordinary item-charge for reduction of
    unamortized issuance costs                                    -                    -                 (0.00)                -
  Extraordinary item-gain on repurchase/exchange of
    European Notes                                               0.20                 0.09                0.32                0.16
                                                       --------------       --------------      --------------      --------------

  Income (loss) per common share                       $         0.22       $        (0.13)     $         0.21      $        (0.26)
                                                       ==============       ==============      ==============      ==============
  Weighted average shares outstanding                      17,671,003           18,118,344          16,820,086          18,034,555
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

                                            HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                                            (Unaudited)

                                                                                                       ACCUMULATED
                                G1         G2                  ADDITIONAL                                 OTHER
                             PREFERRED  PREFERRED   COMMON      PAID-IN     TREASURY    ACCUMULATED    COMPREHENSIVE
                               STOCK      STOCK      STOCK      CAPITAL       STOCK       DEFICIT       INCOME (LOSS)    TOTAL
                             ---------  ---------  --------  ------------  -----------  -------------  -------------- ------------
Balance, December 31, 2000   $ 158,000  $     -    $177,000  $371,546,000  $  (453,000) $(324,886,000) $      134,000  $ 46,676,000

 Issuance of common
  stock, net                       -          -       5,000        (5,000)         -              -               -          -
 Issuance of preferred
  stock, net                   336,000     96,000       -      14,030,000          -              -               -      14,462,000
 Preferred stock
  dividends                        -          -         -             -            -       (2,084,000)            -      (2,084,000)
 Purchase of treasury
  stock                            -          -         -             -       (825,000)           -               -        (825,000)
 Conversion of preferred
  stock                        (48,000)       -       4,000        44,000          -              -               -          -
 Comprehensive income:
  Cumulative effect of
     change in accounting
     principle                     -          -         -             -            -              -        (3,025,000)
  Net change in derivative
     fair value                    -          -         -             -            -              -         1,391,000
  Reclassification of
     derivative fair
     value into earnings           -          -         -             -            -              -         1,634,000
  Net loss                         -          -         -             -            -       (2,545,000)            -
       Total comprehensive
        income (loss)                                                                                                    (2,545,000)
                             ---------  ---------  --------  ------------  -----------  -------------  --------------  ------------
Balance,  September 30, 2001 $ 446,000  $  96,000  $186,000  $385,615,000  $(1,278,000) $(329,515,000) $      134,000  $ 55,684,000
                             =========  =========  ========  ============  ===========  =============  ==============  ============


                             The accompanying Notes to Consolidated Condensed Financial Statements are
                                               an integral part of these Statements.

                              HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                           -------------------------------
                                                                               2000               2001
                                                                           ------------       ------------
Cash flows from operating activities:
   Net income (loss)                                                       $  3,588,000       $ (2,545,000)
     Adjustments to reconcile net loss to net cash
           provided by operating activities:
       Depreciation and amortization                                          9,266,000         11,508,000
       Amortization of issuance costs                                         1,084,000            966,000
       Extraordinary items                                                   (5,388,000)        (2,975,000)
       Charge for European Note conversion                                    2,068,000                -
       Other                                                                     (9,000)           441,000
       Change in assets and liabilities:
           (Increase) decrease in accounts receivable                        (1,792,000)            46,000
           Increase (decrease) in trade payables and other                    7,330,000         (1,436,000)
                                                                           ------------       ------------
           Net cash provided by operating activities                         16,147,000          6,005,000
                                                                           ------------       ------------
Cash flows from investing activities:
   Proceeds from sales of assets                                              2,627,000         13,336,000
   Deconsolidation of subsidiary                                                    -             (668,000)
   Capital expenditures, net                                                (24,749,000)       (25,133,000)
                                                                           ------------       ------------
           Net cash used in investing activities                            (22,122,000)       (12,465,000)
                                                                           ------------       ------------
Cash flows from financing activities:
   Repayments of long-term debt                                              (8,093,000)          (207,000)
   Proceeds from issuances of common stock,
      net of issuance costs                                                   7,772,000                -
   Proceeds from issuance of preferred stock,
      net of issuance costs                                                   7,528,000                -
   Treasury shares purchased                                                        -             (825,000)
   Collection of note receivable                                                    -              140,000
                                                                           ------------       ------------
           Net cash provided by (used in) financing activities                7,207,000           (892,000)
                                                                           ------------       ------------

Net increase (decrease) in cash and temporary investments                     1,232,000         (7,352,000)
Cash and temporary investments at beginning of period                        25,612,000         20,673,000
                                                                           ------------       ------------
Cash and temporary investments at end of period                            $ 26,844,000       $ 13,321,000
                                                                           ============       ============
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                              $  2,903,000       $  2,280,000
     Income taxes                                                                   -                  -

                   The accompanying Notes to Consolidated Condensed Financial Statements
                                 are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000 AND 2001
                                  (Unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Harken Energy Corporation ("Harken") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations, although Harken believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Harken, these financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 2000 and September 30, 2001 and the results of its operations and changes in its cash flows for all periods presented as of September 30, 2000 and 2001. All such adjustments represent normal recurring items. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Harken's Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform with the 2001 presentation.

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

     The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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

     Sales of Certain Producing Property Interests -- During the first nine months of 2001, Harken sold certain interests in producing oil and gas properties located in Texas, Arkansas, New Mexico, and Louisiana for approximately $12,974,000 cash.


(3)  PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:

                                                 December 31,   September 30,
                                                    2000            2001
                                                -------------   -------------
Unevaluated oil and gas properties:

  Unevaluated Colombian properties              $     588,000   $     161,000
  Unevaluated Costa Rican properties                7,159,000               -
  Unevaluated Peru properties                               -         575,000
  Unevaluated domestic properties                   9,919,000       6,818,000

Evaluated oil and gas properties:

  Evaluated Colombian properties                  173,358,000     182,423,000
  Evaluated domestic properties                   148,487,000     148,277,000
Facilities, gas plants and other property          22,048,000      24,496,000
Less accumulated depreciation and
  amortization                                   (250,598,000)   (262,090,000)
                                                -------------   -------------
                                                $ 110,961,000   $ 100,660,000
                                                =============   =============

     Under full cost accounting rules, for each cost center, capitalized costs of evaluated oil and gas properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount ("the cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, discounted at 10%, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged to earnings.

     Based on prices as of September 30, 2001, the net evaluated capitalized costs related to Harken's domestic oil and gas properties exceeded the domestic cost ceiling. Subsequent to September 30, 2001 and as of November 8, 2001, natural gas prices have increased while oil prices have declined. Based on prices as of November 8, 2001, along with updated information related to oil and gas reserve quantities added subsequent to September 30, 2001, Harken's domestic cost ceiling exceeded its net evaluated capitalized costs, and no amount has been charged to expense.

(4)  MIDDLE AMERICAN OPERATIONS

     Colombia Operations -- Harken's Colombian operations are conducted through Harken de Colombia, Ltd. ("HDC"), a wholly-owned subsidiary of Harken. During the second quarter of 2001, and following the evaluation of the results of recent 3-D seismic, Harken declined the extension of the Los Olmos Contract into a third contract year, and relinquished the Los Olmos Contract acreage back to Ecopetrol. In May 2001, HDC signed a Technical Evaluation Agreement ("El Retorno TEA") covering the El Retorno acreage block, which covers approximately 86,000 acres adjacent to the Alcaravan Contract area. The El Retorno TEA requires HDC to carry out a seismic reprocessing program over the subsequent six month period and grants HDC an option to execute an Association Contract over the area. Harken is currently negotiating with Ecopetrol for an extension of the term of the El Retorno TEA.

     Terms of each of the Association Contracts commit Harken to perform certain activities in accordance with a prescribed timetable. During July 2001, Harken received from Ecopetrol an extension to December 8, 2001 to drill the fifth year obligation well related to the Bocachico Contract. Harken intends to spud this well within this time requirement. Also during July 2001, Harken received from Ecopetrol an extension to October 31, 2001 for Harken to determine whether to extend the Bolivar Contract into its sixth contract year. Harken is currently negotiating with Ecopetrol for the further extension of this determination date on the Bolivar Contract. As of November 9, 2001, Harken was in compliance with the requirements of each of the Association Contracts, as amended, and the El Retorno TEA.

     In October 2001, Harken received notification from Ecopetrol that Harken could proceed with the sole-risk development of the Palo Blanco Field of the Alcaravan Association Contract. As such, Harken is entitled to receive Ecopetrol's share of production after royalty, until Harken has recovered 200% of its costs, after which time Ecopetrol could elect to begin to receive its share of production.

     Costa Rica Operations -- Harken, through Harken Costa Rica Holdings LLC ("HCRH", a Nevada limited liability corporation subsidiary) owns an interest in an Exploration and Production concession contract with the Republic of Costa Rica ("Costa Rica Contract"). At June 30, 2001, Harken owned 80% of the stock of HCRH, with an affiliate of MKJ Xploration, Inc. ("MKJ") owning the remaining 20% of the stock of HCRH. In July 2001, Harken elected not to pay the $4 million of additional funds to be transferred to HCRH, which, in accordance with the contract between Harken and MKJ, resulted in Harken's ownership in HCRH being reduced to 40% (with MKJ's ownership being increased to 60%) and resulted in MKJ assuming the operations of the Costa Rica Contract. As a result of Harken's reduced ownership in HCRH, Harken reflects its investment in HCRH following the equity method of accounting whereby Harken's historical cost of its investment as of September 30, 2001 is presented as Investment in Equity Investee in the accompanying condensed consolidated balance sheet. This presentation represents a change in the accounting for Harken's investment in HCRH, which was previously consolidated. Due to the insignificant impact of this change in accounting, no pro forma disclosure is required. HCRH is committed to the drilling of the initial well to be drilled, pending the receipt of the necessary environmental drilling permit. MKJ is seeking additional joint venture partner participation for the work program obligations required by the Costa Rica Contract to fund the initial well to be drilled. As of November 9, 2001, the environmental drilling permit for the initial well under the Costa Rica Contract has not been approved or denied by the Costa Rica government authorities.

     Peru Operations -- In April 2001, Harken, through a wholly-owned subsidiary, signed a Technical Evaluation Agreement ("Peru TEA") with PeruPetro, the national oil company of Peru. The Peru TEA covers an area of approximately 6.8 million gross acres in northeastern Peru. Under the terms of the Peru TEA, Harken has the option to convert the Peru TEA to a seven year exploration contract, with a twenty-two year production period. Terms of the Peru TEA allow Harken to conduct a study of the area that will include the reprocessing of seismic data and evaluation of previous well data.

     Panama Operations - In September 2001, Harken, through a wholly-owned subsidiary, signed a Technical Evaluation Agreement ("Panama TEA") with the Ministry of Commerce and Industry for the Republic of Panama. The Panama TEA covers an area of approximately 2.7 million gross acres divided into three blocks in and offshore Panama. Under the terms of this Panama TEA, which extends for a period of 24 months, Harken is to perform certain work program procedures and studies to be submitted to the Panamanian government with an option to negotiate and enter into one or more Contracts for the Exploration and Exploitation of Hydrocarbons with the Ministry of Commerce and Industry.


(5)  BANK CREDIT FACILITY OBLIGATIONS

     A summary of long-term bank obligations follows:

                                                  December 31,   September 30,
                                                       2000           2001
                                                  ------------   -------------
     Subsidiary notes payable to bank (A)         $  9,937,000   $   9,937,000

     Subsidiary project finance facility (B)             -               -
                                                  ------------   -------------
                                                     9,937,000       9,937,000
     Less: Current portion                               -          (2,000,000)
                                                  ------------   -------------
                                                  $  9,937,000   $   7,937,000
                                                  ============   =============

  (A) Certain Harken subsidiaries (the "Borrowers") entered into a three year loan facility with Bank One, N.A. ("Bank One") which is secured by certain of Harken's domestic oil and gas properties and a guarantee from Harken. The Bank One facility provides borrowings limited by a borrowing base (as defined by the Bank One facility) which was $15,490,000 as of September 30, 2001, and $14,290,000 as of November 9, 2001, pending
       Bank One's redetermination which is currently in progress. Such borrowing base is currently being reduced by $600,000 per month and is to be redetermined by Bank One on May 1 and November 1 of each year in accordance with the facility agreement. The Bank One facility provides for interest based on LIBOR plus a margin of 2.350% (5.014% as of September 30, 2001), payable at the underlying LIBOR maturities or lender's prime rate, and provides for a commitment fee of 0.375 % on the unused amount. At September 30, 2001, Harken has $9,937,000 outstanding pursuant to the facility.

       The Bank One facility requires the Borrowers, as well as Harken, to maintain certain financial covenant ratios and requirements. Such financial covenant ratios and requirements for the Borrowers include a current ratio, as defined, of not less than 1.0 to 1.0, a total liabilities to net capital investment ratio, as defined, of not more than
       1.15 to 1.0 and a debt service coverage ratio, as defined, of not less than 1.5 to 1.0. Required financial covenants for Harken include a ratio of total liabilities to net worth, as defined, of not more than 0.6 to 1.0, and a debt service coverage ratio, as defined, of not less than 1.25 to 1.0. For the quarter ended September 30, 2001, Harken and the Borrowers were each not in compliance with their respective debt service coverage ratio requirement. Harken and the Borrowers have received a waiver from Bank One related to these two financial covenant requirements, and accordingly, the remaining unpaid facility balance remains classified as a long-term obligation in the accompanying consolidated condensed balance sheet.

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


(6)  CONVERTIBLE NOTES PAYABLE

     A summary of convertible notes payable is as follows:

                                            December 31,      September 30,
                                                2000              2001
                                            ------------      -------------
     5% European Notes                      $ 59,810,000      $  40,980,000

     Benz Convertible Notes                   10,130,000         10,338,000
                                            ------------      -------------
                                              69,940,000         51,318,000
     Less: Current portion                            -                  -
                                            ------------      -------------
                                            $ 69,940,000      $  51,318,000
                                            ============      =============


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

     During July 2001, Harken issued 95,800 shares of a new series of convertible preferred stock (the "Series G2 Preferred") in exchange for 5% European Notes in the face amount of $9,580,000. Harken has reflected an extraordinary item gain of $1,722,000 in the accompanying Consolidated Condensed Statements of Operations during the third quarter of 2001 for the difference between the face amount of the 5% European Notes exchanged and the fair value of the Series G2 Preferred shares issued, less transaction expenses.

(7)  STOCKHOLDERS' EQUITY

     Treasury Stock -- During the third quarter of 2001, Harken purchased 357,150 shares of Harken common stock at a cost of approximately $825,000.

     Series G2 Preferred Stock -- As discussed in Note 6 - Convertible Notes Payable, in July 2001, Harken issued 95,800 shares of a new series of convertible preferred stock, the Series G2 Preferred, in exchange for 5% European Notes in the face amount of $9,580,000. Harken's Board of Directors approved the authorization and issuance of up to 400,000 shares of Series G2 Preferred, which has a liquidation value of $100 per share, and is convertible at the holder's option into Harken common stock at a conversion price of $3.00 per share, subject to adjustment in certain circumstances (the "Series G2 Preferred Conversion Price"). The Series G2 Preferred is also convertible by Harken into shares of Harken common stock if for any period of twenty consecutive calendar days, the average of the closing prices of Harken common stock during such period shall have equaled or exceeded $3.75 per share.

     The Series G2 Preferred holders shall be entitled to receive dividends at an annual rate equal to $8 per share when, as and if declared by the Harken Board of Directors. All dividends on the Series G2 Preferred are cumulative and payable semi-annually in arrears, payable on June 30 and December 30. At Harken's option, dividends may also be payable in Harken common stock at $3.00 per share of Harken common stock. Harken may also redeem the Series G2 Preferred in whole or in part for cash at any time at $100 per share plus any accrued and unpaid dividends. In addition, on or after June 1, 2004, Harken may further elect, in any six month period, to redeem up to 50% of the outstanding Series G2 Preferred with shares of Harken common stock valued at an average market price, and using a redemption value of the Series G2 Preferred that includes a 5% to 10% premium based on the market capitalization of Harken at the time of redemption.

(8)  HEDGING ACTIVITIES

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

     As of September 30, 2001, Harken, through a wholly-owned subsidiary, held natural gas price swaps resulting in the subsidiary receiving fixed prices of approximately $2.20 per MMBTU covering a total of 225,000 MMBTUs over the remaining life of the swaps, which terminate in December 2001. Upon the January 1, 2001 adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, Harken reflected an increase in its accrued liabilities of approximately $3,025,000 in order to fully record the fair value of these natural gas swaps. As such derivatives qualify as cash flow hedges under SFAS No. 133, the offsetting impact upon adoption was a charge to Other Comprehensive Income within Harken's stockholders' equity. Such natural gas swaps are reflected in accrued liabilities at September 30, 2001 with a remaining fair value of approximately $26,000.

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

(9)  SEGMENT INFORMATION

     Harken's accounting policies for each of its operating segments are the same as those for its consolidated financial statements. There are no intersegment sales or transfers. Revenues and expenses not directly identifiable with either segment, such as certain general and administrative expenses, are allocated by Harken based on various internal and external criteria including an assessment of the relative benefit to each segment. During the periods presented below, none of Harken's Middle American segment operating revenues related to Costa Rica, Peru or Panama.

     Harken's financial information for each of its operating segments is as follows for the periods ended September 30, 2000 and 2001:

                                    THREE MONTHS ENDED SEPTEMBER 30, 2000                NINE MONTHS ENDED SEPTEMBER 30, 2000
                             -------------------------------------------------    -------------------------------------------------
                                  NORTH            MIDDLE                             NORTH             MIDDLE
                                 AMERICA          AMERICA            TOTAL           AMERICA           AMERICA           TOTAL
                             --------------    -------------    --------------    -------------    --------------    --------------
Operating revenues           $    8,424,000    $   2,974,000    $   11,398,000    $  24,029,000    $    8,043,000    $   32,072,000
Interest and other income           142,000           52,000           194,000          442,000           427,000           869,000
Depreciation and
 amortization                     1,794,000        1,330,000         3,124,000        5,831,000         3,435,000         9,266,000
Interest expense and
 other, net                         844,000          398,000         1,242,000        2,583,000         1,403,000         3,986,000
Income tax expense                   15,000                -            15,000           45,000                 -            45,000
Segment income (loss)
 before extraordinary items       1,099,000         (585,000)          514,000        1,285,000        (3,085,000)       (1,800,000)
Segment income (loss)             2,861,000        1,176,000         4,037,000        3,983,000          (395,000)        3,588,000
Capital expenditures              4,698,000        1,703,000         6,401,000        9,330,000        10,781,000        20,111,000
Total assets at end of
 period                         109,153,000      201,840,000       310,993,000      109,153,000       201,840,000       310,993,000

                                    THREE MONTHS ENDED SEPTEMBER 30, 2001                NINE MONTHS ENDED SEPTEMBER 30, 2001
                             -------------------------------------------------    -------------------------------------------------
                                  NORTH            MIDDLE                             NORTH             MIDDLE
                                 AMERICA          AMERICA            TOTAL           AMERICA           AMERICA           TOTAL
                             --------------    -------------    --------------    -------------    --------------    --------------
Operating revenues           $    4,212,000    $   2,084,000    $    6,296,000    $  19,359,000    $    6,644,000    $   26,003,000
Interest and other income            67,000           69,000           136,000          271,000           332,000           603,000
Depreciation and
 amortization                     1,984,000        1,441,000         3,425,000        6,384,000         5,124,000        11,508,000
Interest expense and
 other, net                         579,000          320,000           899,000        2,128,000         1,469,000         3,597,000
Income tax expense                   34,000                -            34,000           64,000                 -            64,000
Segment income (loss)
 before extraordinary items      (1,264,000)      (1,666,000)       (2,930,000)         885,000        (6,405,000)       (5,520,000)
Segment income (loss)              (402,000)        (806,000)       (1,208,000)       2,373,000        (4,918,000)       (2,545,000)
Capital expenditures              4,298,000          847,000         5,145,000       10,211,000        10,105,000        20,316,000
Total assets at end of
 period                          94,960,000       41,012,000       135,972,000       94,960,000        41,012,000       135,972,000


(10) COMMITMENTS AND CONTINGENCIES

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

     Harken has accrued approximately $6,007,000 at September 30, 2001 relating to certain other operational or regulatory liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in significant loss exposure to Harken.

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

OVERVIEW

     Harken reported a net loss for the nine months ended September 30, 2001 of $2,545,000, compared to a net income of $3,588,000 for the prior year period due primarily to decreased worldwide oil and gas revenues during the first nine months of 2001 compared to the prior year period primarily due to certain domestic property sales. Gross profit before depreciation and amortization, general and administrative and interest expenses totaled approximately $16.5 million during the nine months ended September 30, 2001 compared to approximately $21.4 million for the prior year period.

     During June 2001, Harken's Board of Directors approved a new plan to restructure Harken's operations for the purpose of focusing Harken's resources more directly on its domestic U.S. assets and operations particularly in the Gulf Coast region of Texas and Louisiana. Pursuant to this restructuring plan, the Board determined it to be in the shareholders' interest to implement such a plan to move Harken's Middle American operations and obligations under a separate subsidiary which will have the ability and capability to seek financing and other capital plans on its own. During subsequent meetings held in September and October 2001, the Board approved and authorized additional steps necessary towards finalizing the first key stage of a restructuring by December 31, 2001.

     During the nine months ended September 30, 2001, Harken's domestic operating segment reflected segment gross profit of approximately $12.4 million compared to approximately $15.2 million during the prior year period. Harken's domestic operating results for the nine months ended September 30, 2001 do not yet reflect the impact from recent successful domestic drilling activity in southern Louisiana. Production from these wells, drilled in Harken's Lapeyrouse and Lake Raccourci areas, have begun to contribute to Harken's operating cash flows, partially mitigating the production and revenue reductions following the sales of producing properties. Harken's domestic operating strategy includes plans for additional exploration and development drilling, primarily in the Gulf Coast region of Texas and Louisiana, to test prospects which may hold up to 170 billion cubic feet equivalent of risked net reserve potential. Certain of these prospects may be drilled through joint venture arrangements, which Harken is currently pursuing. Harken is also actively pursuing certain domestic acquisition opportunities.

                                             Three Months Ended                  Nine Months Ended
                                               September 30,                        September 30,
                                        -----------------------------   ----------------------------------
                                            2000            2001             2000             2001
                                        -----------------------------   ----------------------------------
OPERATING REVENUES                               (unaudited)                        (unaudited)
-----------------------------------

Domestic Exploration and Production
 Operations
-----------------------------------
  Gas sales revenues                    $   4,014,000   $   2,563,000   $   11,120,000   $   13,863,000
     Gas volumes in mcf                       934,000         830,000        3,028,000        2,931,000
     Gas price per mcf                  $        4.30   $        3.09   $         3.67   $         4.73
  Oil sales revenues                    $   4,174,000   $   1,649,000   $   12,219,000   $    5,496,000
     Oil volumes in barrels                   137,000          65,000          424,000          209,000
     Oil price per barrel               $       30.47   $       25.37   $        28.82   $        26.30
  Gas plant revenues                    $     236,000   $           -   $      690,000   $            -

Colombian Exploration and Production
 Operations
------------------------------------
  Oil sales revenues                    $   2,974,000   $   2,084,000   $    8,043,000   $    6,644,000
     Oil volumes in barrels                   123,000         119,000          355,000          356,000
     Oil price per barrel               $       24.18   $       17.51   $        22.66   $        18.66

OTHER REVENUES
--------------
  Interest income                       $     185,000   $     136,000   $      850,000   $      555,000
  Other income                          $       9,000   $           -   $       19,000   $       48,000

                             RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected Harken's earnings and balance sheet during the periods included in the accompanying consolidated financial statements.


For the quarter ended September 30, 2001 compared with the corresponding prior period.

NORTH AMERICAN OPERATIONS

     Domestic gross oil and gas revenues during the third quarter of 2001 relate primarily to the operations in the onshore and offshore areas of the Texas and Louisiana Gulf Coast, and the Western and Panhandle regions of Texas. Earlier during the year, Harken sold its operations in the Magnolia region of Arkansas, the Carlsbad region of New Mexico and certain properties in southern Louisiana.

     Domestic gas revenues decreased 36% to $2,563,000 for the three months ended September 30, 2001 compared to $4,014,000 for the prior year period due primarily to the decrease in average gas prices received during the third quarter of 2001, as Harken received an overall average price of $3.09 per mcf of gas during the third quarter of 2001 compared to $4.30 per mcf received during the third quarter of 2000. In addition, Harken's domestic gas production volumes decreased 11% compared to the prior year period due to the production decreases resulting from the sales of certain producing properties discussed above. Third quarter 2001 production volumes do not reflect the full impact of recent successful drilling activity in southern Louisiana, which has resulted in the recent completions of three producing gas wells, the first of which began production in September 2001.

     Domestic oil revenues decreased 60% to $1,649,000 during the third quarter of 2001 compared to $4,174,000 during the third quarter of 2000 due primarily to the December 2000 sale of Harken Southwest Corporation, which operated Harken's Four Corners area production, and due to the sale during the second quarter 2001 of Harken's New Mexico operations. Overall, domestic oil production volumes decreased 53% during the third quarter of 2001 compared to the prior year period. In addition, average oil prices received during the third quarter of 2001 were decreased compared to the prior year period.

     Gas plant revenues during the third quarter of 2000 were derived through Harken Southwest Corporation, which was sold in December 2000.

     Domestic oil and gas operating expenses consist of lease operating expenses and production and reserve based taxes. Domestic oil and gas operating expenses decreased 24% to $2,257,000 during the third quarter of 2001 compared to $2,955,000 during the prior year primarily due to the above mentioned sales of producing properties. Oil and gas operating expenses increased as a percentage of related oil and gas revenues due primarily to the decrease in oil and gas prices during the third quarter of 2001 compared to the prior year period. Harken continues to seek to sell a specific domestic field operation with high operating costs per barrel. Such efforts are intended to further reduce Harken's overall operating expenses per unit of production beginning in 2002.

     Harken expects that oil and gas production volumes generated as a result of the recent drilling activity discussed above will continue to offset the normal production declines experienced in its operating areas and help to mitigate the production decreases as a result of recent sales of non-strategic producing properties. However, through November 9, 2001, fourth quarter oil and gas prices have remained lower than prices received in the prior year period. Harken's oil and gas revenues are highly dependent upon product prices, which Harken is unable to predict.

MIDDLE AMERICAN OPERATIONS

     Harken's Colombian oil revenues have decreased 30% from $2,974,000 during the third quarter of 2000 to $2,084,000 during the third quarter of 2001, due to a decrease in the average price received per barrel, which decreased to $17.51 during the third quarter 2001 compared to $24.18 during the prior year period. During the third quarter of 2000 and 2001, Harken's Colombian production operations related to its Bolivar and Alcaravan Association Contract areas.

     During the third quarter of 2000, sales of production from Harken's Estero #1 well on the Alcaravan Contract area were temporarily limited to approximately 1,000 gross barrels of oil per day due to pipeline constraints and pumping capacity. Beginning in April 2001, such pipeline constraints were partially alleviated. In addition, during the second quarter of 2001, Harken purchased the 45 kilometer Guarimena to Santiago crude oil pipeline and negotiated a new transportation agreement with the owner/operator of the pipeline that transports crude oil from Santiago north to market and export points. As a result of the above steps, Harken is now allowed to produce and transport up to approximately 3,000 gross barrels of oil per day combined from both Estero #1 and from the recently drilled Estero #2 well, and during the third quarter 2001, averaged approximately 2,000 gross barrels of oil production per day. In addition, in October 2001, Harken was notified by Ecopetrol that Harken could proceed with the development and production of the Palo Blanco Field on a sole-risk basis, which will result in Harken receiving Ecopetrol's share of production from both the Estero #1 and Estero #2 wells beginning in October 2001. Harken had been previously receiving Ecopetrol's share of Estero #1 production pursuant to a previous agreement with Ecopetrol. The above increases from Harken's Estero field operations were offset by decreased production from Harken's Catalina #1 and Olivo #1 wells on the Bolivar Contract, as both wells have experienced downtime for evaluation procedures. Harken's production volumes during the remainder of 2001 will primarily remain dependent on existing well production, pumping efficiency, and security conditions.

     Middle American operating expenses have decreased slightly from $733,000 during the third quarter of 2000 to $710,000 for the third quarter of 2001. During the third quarter of 2001, Harken has taken steps to reduce operating expenses related to its producing fields in Colombia, which are expected to result in additional operating expense reductions beginning in the fourth quarter of 2001.

INTEREST AND OTHER INCOME

     Interest and other income decreased during the third quarter of 2001 compared to the prior year period as Harken's usage of cash for capital expenditures during the past twelve months was only partially offset by cash generated from operations and from sales of domestic properties. Harken generated approximately $185,000 of interest income during the third quarter of 2000, compared to approximately $136,000 of interest income during the third quarter of 2001. Additional decreases in Harken's cash balances could be mitigated or offset by additional capital sources.

OTHER COSTS AND EXPENSES

     General and administrative expenses decreased by 32% during the third quarter of 2001 compared to the third quarter of 2000 partly due to Harken's continuing efforts to reduce staff and further improve administrative efficiency. In addition, during the third quarter of 2001, Harken was notified that certain litigation expenses totaling approximately $740,000 incurred in prior periods in the case D.E. Rice and Karen Rice, as Trustees for the Rice Family Living Trust vs. Harken Exploration Company would be covered under Harken's insurance coverage and would be collected during the fourth quarter 2001. Accordingly, Harken has reflected these proceeds as a reduction of general and administrative expenses during the third quarter of 2001.

     Depreciation and amortization expense increased during the third quarter of 2001 compared to the prior year period primarily due to downward revisions during the fourth quarter of 2000 in Harken's Colombia proved reserves. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

     Interest expense and other decreased during the third quarter of 2001 compared to the prior year period primarily due to the repurchase and exchange of certain 5% European Notes during 2000 and during the first nine months of 2001. Such decrease in net interest expense was despite the decrease in the amounts of interest capitalized to Harken's Colombian unevaluated property costs.

For the nine months ended September 30, 2001 compared with the corresponding prior period.

NORTH AMERICAN OPERATIONS

     Domestic gross oil and gas revenues during the first nine months of 2001 relate primarily to the operations in the onshore and offshore areas of the Texas and Louisiana Gulf Coast, the Western and Panhandle regions of Texas, the Magnolia region of Arkansas and the Carlsbad region of New Mexico.

     Domestic gas revenues increased 25% to $13,863,000 for the nine months ended September 30, 2001 compared to $11,120,000 for the prior year period due primarily to the increase in average gas prices received during the first nine months of 2001, as Harken received an overall average price of $4.73 per mcf of gas during the first nine months of 2001 compared to $3.67 per mcf received during the first nine months of 2000. Gas production volumes during the first nine months of 2001 decreased only slightly compared to the prior year period, despite the sales of certain producing properties, due to new production from Harken's drilling activity during the past twelve months, particularly from the Old Ocean Field in the Texas Gulf Coast region. Additional new production is also expected due to the recent drilling successes in southern Louisiana.

     Domestic oil revenues decreased 55% to $5,496,000 during the first nine months of 2001 compared to $12,219,000 during the first nine months of 2000 primarily due to the December 2000 sale of Harken Southwest Corporation, which owned and operated Harken's Four Corners area production and due to the second quarter 2001 sale of Harken's New Mexico operations. In addition, Harken's Gulf Coast oil production was reduced by temporary operational curtailments during the first quarter of 2001 at Harken's Main Pass area offshore Louisiana. Overall, domestic oil production volumes decreased 51% during the first nine months of 2001 compared to the prior year period.

     Gas plant revenues during the first nine months of 2000 were derived through Harken Southwest Corporation, which was sold in December 2000.

     Domestic oil and gas operating expenses consist of lease operating expenses and production and reserve based taxes. Domestic oil and gas operating expenses decreased 21% to $6,976,000 during the first nine months of 2001 compared to $8,827,000 during the prior year primarily due to the above mentioned sales of producing properties. Oil and gas operating expenses decreased slightly as a percentage of related oil and gas revenues due primarily to the increase in gas prices during the first nine months of 2001 compared to the prior year period. Harken continues to seek to sell a specific domestic field operation with high operating costs per barrel. Such efforts are intended to further reduce Harken's overall operating expenses per unit of production beginning in 2002.

     Harken expects that oil and gas production volumes generated as a result of the recent drilling activity discussed above will continue to offset the normal production declines experienced in its operating areas and help to mitigate the production decreases as a result of recent sales of non-strategic producing properties. Through November 9, 2001, however, fourth quarter 2001 oil and gas prices have remained lower than prices received in the prior year period. Harken's oil and gas revenues are highly dependent upon product prices, which Harken is unable to predict.

MIDDLE AMERICAN OPERATIONS

     Harken's Colombian oil revenues have decreased 17% from $8,043,000 during the first nine months of 2000 to $6,644,000 during the first nine months of 2001 due to a decrease in the average price received per barrel, which decreased from $22.66 during the first nine months half of 2000 to $18.66 during 2001. During 2000 and 2001, Harken's Colombian production operations related to its Bolivar and Alcaravan Association Contract areas.

     During 2000 and the first quarter of 2001, sales of production from Harken's Estero #1 well on the Alcaravan Contract area were limited to approximately 1,000 gross barrels of oil per day due to pipeline constraints and pumping capacity. During the second quarter of 2001, Harken took the steps discussed above to resolve such limitations and Harken is now allowed to produce and transport up to approximately 3,000 gross barrels of oil per day from both Estero #1 and from the recently drilled Estero #2 well. Harken's production volumes during the remainder of 2001 will primarily remain dependent on existing well production, pumping efficiency, and security conditions.

     Middle American operating expenses have increased from $1,829,000 during the first nine months of 2000 to $2,572,000 for the first nine months of 2001, primarily due to transportation and security costs. During the third quarter of 2001, Harken has taken steps to reduce operating expenses related to its producing fields in Colombia, which are expected to result in operating expense reductions beginning in the fourth quarter of 2001.

INTEREST AND OTHER INCOME

     Interest and other income decreased during the first nine months of 2001 compared to the prior year period due to Harken's usage of cash for capital expenditures during 2000 and first quarter 2001. Harken generated approximately $850,000 of interest income during the first nine months of 2000, compared to approximately $555,000 of interest income during the first nine months of 2001. Additional decreases in Harken's cash balances could be mitigated or offset by additional capital sources.

OTHER COSTS AND EXPENSES

     General and administrative expenses decreased 15% during the first nine months of 2001 compared to the first nine months of 2000 primarily due to staff reductions and overall administrative efficiencies, as well as the legal expense reimbursement mentioned above.

     Depreciation and amortization expense increased during the first nine months of 2001 compared to the prior year period primarily due to downward revisions during 2000 in Harken's Colombia proved reserves. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

     Interest expense and other decreased during the first nine months of 2001 compared to the prior year period primarily due to the repurchase and exchange of certain 5% European Notes during 2000 and during the first nine months of 2001. Such decrease in net interest expense was despite the decrease in the amounts of interest capitalized to Harken's Colombian unevaluated property costs. In addition, during the first quarter of 2001, Harken expensed the remaining unamortized issuance costs related to the IFC project loan finance facility, which was terminated in May 2001.

                        LIQUIDITY AND CAPITAL RESOURCES

     Harken's working capital at September 30, 2001 was approximately $8.4 million, compared to approximately $15.3 million at December 31, 2000. The decrease in working capital during the first nine months of 2001 resulted primarily from approximately $25.1 million of capital expenditures, which were funded partially by sales of domestic oil and gas properties totaling approximately $13.3 million. Assisted by strong oil and natural gas prices, Harken's operations generated approximately $6.0 million of cash flow during the first nine months of 2001. Harken's cash resources at September 30, 2001 totaled approximately $13.3 million. Considering its existing cash resources and potential additional capital sources, Harken believes that it will have sufficient cash resources to fund all of its planned capital expenditures during 2001 and 2002. Harken's ongoing exploration, development and acquisition efforts are expected to be funded through a combination of cash on hand, cash flows from operations, issuances of debt or equity securities, or through cash provided by either existing or newly established financing arrangements.

     In June 2001, Harken's Board of Directors approved a plan to restructure Harken's operations ("the Restructuring Plan"). This plan would focus on concentrating Harken's future activities on domestic exploration and development, while seeking a new venue for Harken's international assets that could provide continued benefit to Harken from upside growth. Under the Restructuring Plan, Harken has determined that its international assets can best be valued and developed if placed in a venue and market outside of traditional U.S. markets. Harken's restructuring plan will permit Harken to focus its resources more directly on its domestic U.S. assets and operations particularly in the Gulf Coast region of Texas and Louisiana. Pursuant to this restructuring plan, the Board determined it to be in the shareholders' interest to implement such a plan to move Harken's Middle American operations and obligations under a separate subsidiary which will have the ability and capability to seek financing and other capital plans on its own. During subsequent meetings held in September and October 2001, the Board approved and authorized additional steps necessary towards finalizing the first key stage of a restructuring by December 31, 2001.

CAPITAL SOURCES

    During the first nine months of 2001, sales of domestic producing property interests generated cash proceeds of approximately $12.9 million. Harken is currently not considering additional sales of producing properties that would generate significant cash proceeds.

    Harken's operating cash flows from its domestic oil and gas properties are being strengthened by recent successful drilling activity in southern Louisiana, which have begun to partially offset the reductions following the sales of producing properties consummated in late 2000 and during the first seven months of 2001. The first of these new producing wells, the Thomas Cenac #1 on Harken's Lapeyrouse area, began production in September 2001. Harken's domestic operating cash flows are particularly dependent on the price of natural gas, which Harken is unable to predict.

    Certain Harken subsidiaries entered into a three year loan facility with Bank One, N.A. ("Bank One"), which is secured by certain of Harken's domestic oil and gas properties and a guarantee from Harken. The Bank One facility provides borrowings subject to a borrowing base (as defined by the Bank One facility) which was $15,490,000 as of September 30, 2001. As of November 9, 2001, pending Bank One's borrowing base redetermination which is currently in progress, the borrowing base was $14,290,000, which provides availability for additional borrowing of up to approximately $4.4 million to be used for domestic exploration, development or acquisition activities. The Bank One facility requires the Borrowers, as well as Harken, to maintain certain financial covenant ratios and requirements. For the quarter ended September 30, 2001, Harken and the Borrowers were each not in compliance with their respective debt service coverage ratio requirement, and received a waiver from Bank One related to these two financial covenant requirements.

     Harken's consolidated operating cash flows continue to be supplemented by ongoing production from its Alcaravan and Bolivar Contract areas in Colombia. Following the recent notification from Ecopetrol permitting Harken to proceed with the sole-risk development of the Palo Blanco field of the Alcaravan Association Contract, Harken will receive Ecopetrol's share of production after royalty from both the Estero #1 and Estero #2 wells beginning in October 2001. Harken had been previously receiving Ecopetrol's share of Estero #1 production pursuant to a previous agreement with Ecopetrol. Harken anticipates that cash flows from its Colombian assets will be adequate to fund the capital needs, as well as the operating, administrative and management costs of its Middle American operations.

CAPITAL COMMITMENTS

     Harken's domestic operating strategy continues to include efforts to increase its oil and gas reserves through exploration and development drilling activities in North America. Harken's prospect inventory includes acreage which may hold up to 170 billion cubic feet equivalent of risked net reserve potential. Certain of these prospects may be drilled through joint venture arrangements, which Harken is currently pursuing. In addition, Harken is actively pursuing certain North American acquisition opportunities. Harken has focused its operating strategy to acquire, explore, and produce primarily natural gas prospects located in the Gulf Coast region of Texas and Louisiana. Harken's primary need for capital is to fund these planned domestic exploration and development efforts. Harken anticipates worldwide capital expenditures will total approximately $30 million during 2001. Harken also plans to seek partner participation to fund a portion of the cost for its significant exploration and development drilling program planned in 2002. A portion of Harken's planned capital expenditures are discretionary and, as a result, will be curtailed if sufficient funds are not available.

     During the second quarter of 2001, Harken issued 325,150 shares of Series G1 Preferred stock in exchange for 5% European Notes in the face amount of $9.0 million. In addition, in July 2001, Harken issued 95,800 shares of Series G2 Preferred stock in exchange for 5% European Notes in the face amount of approximately $9.6 million. Including these most recent exchanges, Harken has retired 5% European Notes totaling approximately $44 million since February 2000. Harken continues to consider additional transactions with the 5% European Note holders whereby Harken may retire additional Notes in exchange for shares of Harken common stock, cash, convertible securities or other consideration.

     Operational Contingencies -- Harken has accrued approximately $6.0 million at September 30, 2001 relating to operational or regulatory liabilities related to Harken's North American operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in significant loss exposure to Harken.

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

     International Commitments--Terms of each of the Association Contracts entered into between Harken de Colombia, Ltd. and Ecopetrol commit Harken to perform certain activities in Colombia in accordance with a prescribed timetable. Failure by Harken to perform these activities as required could result in Harken losing its rights under the particular Association Contract, which could potentially have a material adverse effect on Harken's business. During July 2001, Harken received from Ecopetrol an extension to December 8, 2001 to drill the fifth year obligation well related to the Bocachico Contract. Harken intends to spud this well within this time requirement. Also during July 2001, Harken received from Ecopetrol an extension to October 31,2001 for Harken to determine whether to extend the Bolivar Contract into its sixth contract year. Harken is currently negotiating with Ecopetrol for the further extension of this determination date on the Bolivar Contract as well as the extension of the term of the El Retorno TEA. As of November 9, 2001, Harken was in compliance with the requirements of each of the Association Contracts, as amended.

     Related to Harken's Costa Rica operations, Harken is to pay a remaining amount of $500,000 to MKJ Xploration, Inc. ("MKJ") upon the mobilization of the rig related to the initial well to be drilled offshore Costa Rica, the Moin #2, which Harken expects will be drilled during 2002 pending the receipt of the necessary environmental drilling permit and subject to drilling rig availability. MKJ is currently seeking additional joint venture partner participation for the work program expenditures required by the Costa Rica Contract prior to drilling the Moin #2 well. Terms of the Costa Rica Contract and the agreement with MKJ commit Harken Costa Rica Holdings ("HCRH") to perform certain activities in Costa Rica in accordance with a prescribed timetable. Failure by HCRH to perform these activities as required could result in HCRH losing its rights under the Costa Rica Contract, which could have a material adverse effect on Harken's business. As of November 9, 2001, the environmental drilling permit for the initial well under the Costa Rica Contract has not been approved or denied by the Costa Rica government authorities

     There are no significant expenditures required or planned related to Harken's recently executed Technical Evaluation Agreements in Peru and Panama.

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

             10.13 Third Amendment to Credit Agreement between Harken
                   Exploration Company, XPLOR Energy, Inc., Harken Energy West Texas, Inc., South Coast Exploration Co., XPLOR Energy SPV-1, Inc., McCulloch Energy, Inc., Harken Gulf Exploration Company, and Bank One, N.A. dated May 11,2001 (filed as
                   Exhibit 10.13 to Harken's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-9207, and incorporated herein by reference).

     (b)     REPORTS ON FORM 8-K

                   On September 5, 2001, Harken filed a Form 8-K to disclose a change in Harken's independent accountants.

             * Filed herewith

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



                                            Harken Energy Corporation
                                         -------------------------------
                                                  (Registrant)



Date:  November 9, 2001                  By:  /s/ Anna M. Williams
                                            ---------------------------
                                            Executive Vice President-Finance and
                                            Chief Financial Officer