Form 10-K405
period 2001-12-31
HARKEN ENERGY CORP
filed 2002-03-29
CIK 313478

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

         [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission file number 0-9207

                            HARKEN ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

                     Delaware                                 95-2841597
         (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                  Identification No.)

        580 WestLake Park Blvd., Suite 600
                  Houston, Texas                                 77079
     (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code (281) 504-4000

          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
         Title of each class:                          on which registered:
Common Stock, Par Value $0.01 Per Share              American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting Common Stock, par value $0.01 per share, held by non affiliates of the Registrant as of March 1, 2002 was approximately $16,647,000. For purposes of the determination of the above stated amount only, all directors, executive officers and 5% or more shareholders of the Registrant are presumed to be affiliates.

      The number of shares of Common Stock, par value $0.01 per share, outstanding as of March 1, 2002 was 18,782,559.

      DOCUMENTS INCORPORATED BY REFERENCE: NONE.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                              Page
PART I.

  ITEM  1. Business..................................................................            3

  ITEM  2. Properties................................................................           25

  ITEM  3. Legal Proceedings.........................................................           25

  ITEM  4. Submission of Matters to a Vote of Security Holders.......................           26

PART II.

  ITEM  5. Market for Registrant's Common Equity and Related Stockholder Matters.....           27

  ITEM  6. Selected Financial Data...................................................           27

  ITEM  7. Management's Discussion and Analysis of Financial Condition and
           Results of Operations.....................................................           29

  ITEM  7A.Quantitative and Qualitative Disclosures about Market Risk................           41

  ITEM  8. Financial Statements and Supplementary Data...............................           42

  ITEM  9. Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure......................................................           86

PART III.

  ITEM 10. Directors and Executive Officers of the Registrant........................           87

  ITEM 11. Executive Compensation....................................................           90

  ITEM 12. Security Ownership of Certain Beneficial Owners and Management............           93

  ITEM 13. Certain Relationships and Related Transactions............................           94

PART IV.

  ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...........           95

                                     PART I

ITEM 1. BUSINESS

Overview

      Harken Energy Corporation (together with its wholly-owned or controlled subsidiaries, "Harken") is engaged in oil and gas exploration, development and production operations both domestically and internationally through its various subsidiaries. Harken's domestic operations include oil and gas exploration, development and production operations in the onshore and offshore Gulf Coast regions of South Texas and Louisiana, and in portions of West Texas and the Texas Panhandle region. Harken's international operations during the year ended December 31, 2001 included four exclusive Association Contracts with the state-owned oil company in the Republic of Colombia, Technical Evaluation Agreements signed during the year covering acreage in Peru and Panama and Harken's Exploration and Production Contract in the Republic of Costa Rica.

      Harken was incorporated in 1973 in the state of California and reincorporated in 1979 in the state of Delaware. Harken's principal offices are located at 580 WestLake Park Blvd., Suite 600, Houston, Texas 77079, and its telephone number is (281) 504-4000.

      Harken divides its operations into two operating segments which are managed and evaluated by Harken as separate operations. Harken's North American operating segment currently consists of Harken's exploration, development, production and acquisition efforts in the United States. Harken's Middle American operating segment currently consists of Harken's exploration, development, production and acquisition efforts in Colombia, Costa Rica, Peru and Panama as well as potential future operations elsewhere in Central America and South America. See "Note 13- Other Information" in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for certain financial information about Harken's two operating segments and certain financial information about the geographical areas of Harken's operations.

      During 2001, Harken's Board of Directors approved a plan to restructure Harken's operations for the purpose of focusing Harken's resources more directly on its U.S. acquisition, exploration and development operations, particularly in the Gulf Coast region of Texas and Louisiana. Pursuant to this restructuring plan, the Board determined it to be in the shareholders' interest to implement such a plan to move Harken's interests in its Middle American operations, assets and obligations under a separate subsidiary which would have the ability and capability to seek financing and other capital plans on its own. RP&C International Inc. and Canaccord Capital (Europe) Limited are acting as financial advisors in connection with the restructuring plan. During 2001, Harken transferred all of its international operations, assets and obligations into a new subsidiary, Global Energy Development Ltd. ("Global"), a Delaware corporation. Global's executive offices are located at 580 WestLake Park Blvd., Suite 750, Houston, Texas 77079. In the past, Harken's international efforts focused principally on Colombian exploration projects. Global's new business strategy is to identify, develop and promote energy projects from throughout Latin America to industry and financial partners and to aggregate assets in Latin America through strategic acquisitions and alliances.

      In March 2002, Global transferred all of its interests in its international assets and operations to, and obligations relating to such assets and operations were assumed by, a new subsidiary, Global Energy Development PLC ("Global PLC", a United Kingdom company), in exchange for 92.6% of Global PLC's common stock. Upon the completion of this exchange transaction, Global PLC then completed the listing of its common stock for trading on the AIM Exchange in London, and placed 7.4% of such stock in a placement to investors, including certain affiliates of Harken and Global. Global PLC is seeking additional financing and acquisition activities using its shares of its newly listed common stock. At March 27, 2002, Harken, through Global, owned 92.6% of Global PLC common stock.

Domestic Exploration and Production Operations

      During 2000 and 2001, Harken has drilled or participated in the drilling of 38 oil and gas wells domestically, completing 28 of the wells drilled. Harken's domestic drilling activity increased following the August 1999 acquisition of XPLOR Energy, Inc. ("XPLOR", a wholly-owned subsidiary) and the December 1999 acquisition of prospects from Benz Energy, whereby Harken acquired a variety of domestic prospect acreage within its Texas and Louisiana Gulf Coast area of emphasis. Drilling activity was also spurred by increased oil and gas prices, which resulted in significant domestic operating cash flows from Harken's producing property base. Harken capitalized on the higher product prices by selling certain non-strategic producing properties, most of which were outside of Harken's Gulf Coast operating focus. Such producing property sales during 2000 and 2001 generated cash proceeds of approximately $18.3 million, which was used in part to support Harken's exploration and development activities.

      During the second half of 2001, oil and gas prices decreased, and prices have remained lower during the first quarter of 2002 compared to the prior year period. Accordingly, Harken's domestic operations have shifted from primarily an exploration and development focus to an acquisition growth strategy, with a reduced emphasis on exploration. In January 2002, a wholly-owned subsidiary of Harken acquired certain property interests (the "Republic Properties") from Republic Resources, Inc., subject to approval by Republic's shareholders and debenture holders. The Republic Properties consist of 15 producing property interests located in southern Louisiana and the Texas Gulf Coast region. Harken is seeking additional acquisition opportunities to expand its domestic operations. Although capital expenditure plans for 2002 are decreased compared to the prior two year period, Harken is continuing to seek joint venture and farmout opportunities to explore and develop its domestic prospect portfolio.

      As of December 31, 2001, Harken operates or owns a non-operating working interest in 254 oil wells and 88 gas wells in the United States. Harken's domestic operations are located in the onshore and offshore Gulf Coast regions of South Texas and Louisiana, portions of West Texas and the Texas Panhandle region. There were no domestic customers during 1999, 2000 or 2001 which individually represented 10% or more of Harken's consolidated revenues.

      Gulf Coast Operations -- On August 19, 1999, Harken acquired XPLOR whereby XPLOR became a wholly-owned subsidiary of Harken. At December 31, 2001, through XPLOR and other wholly-owned subsidiaries, Harken owns operated and non-operated interests in one oil well and 30 gas wells located in various counties in South Texas, concentrated in the Raymondville area of Willacy County, the Hostetter field in McMullen and Live Oak Counties, and the Esperanza field in Wharton County. Subsequent to December 31, 2001, Harken sold its interest in the Hostetter field. In Louisiana, through XPLOR, Harken owns operated and non-operated interests in 35 oil wells and 18 gas wells concentrated primarily in the Main Pass area offshore Plaquemines Parish, the Lake Raccourci area of LaFourche Parish and the Abbeville and Leleux fields in Vermillion Parish. At December 31, 2001, approximately 59% of Harken's domestic proved reserves are located in the Gulf Coast region of Louisiana and Texas.

      During 2000 and 2001, Harken drilled or participated in the drilling of several Gulf Coast area exploratory and development wells. Significant successful wells drilled in 2000 include the Thomas Cenac #1 well in Terrebonne Parish, Louisiana, which tested during the first quarter of 2001 at a rate in excess of ten million gross cubic feet of gas and 400 gross barrels of condensate per day, and the State Lease 1480 #2 well in the Lake Raccourci area in LaFourche Parish, Louisiana, which initially produced 350 gross barrels of oil and approximately 800,000 gross cubic feet of gas per day. Harken owns approximately a 27.7% and 40.3% working interest, respectively, in the above wells. Wells drilled in 2001 include the State Lease 14589 #3 and the State Lease 1480 #3, both in the Lake Raccourci area. The State Lease 14589 #3, which was completed in September 2001, had initial gross production of 2.4 million cubic feet equivalent per day and is currently producing 3.0 million gross cubic feet equivalent per day. The State Lease 1480 #3 well was completed in October 2001 and recorded initial production in excess of 3.6 million cubic feet equivalent per day and is currently producing 4.5 million gross cubic feet equivalent per day. Harken holds a 39.59% and 44% working interest, respectively, in these two wells.

      West Texas Operations - - Harken operates or owns non-operated interests in 157 oil wells and 40 gas wells in Hutchinson and Gray Counties and 61 oil wells in Hockley County, all located in the Panhandle area of Texas. At December 31, 2001, approximately 41% of Harken's domestic proved reserves are located in west Texas.

      Prospect Acreage -- In addition to the producing property interests discussed above, Harken, through certain wholly-owned subsidiaries, owns interests in a variety of domestic prospect acreage. Through XPLOR, Harken owns acreage interests in the Lake Raccourci and Lapeyrouse fields of LaFourche and Terrebonne Parishes, respectively, in Louisiana. As part of the December 1999 prospect purchase from Benz Energy, Inc., Harken Gulf Exploration owns prospect acreage interests in the Old Ocean field in Matagorda and Brazoria Counties of Texas, the Rayburn field in Liberty County, Texas and certain salt dome prospects in various counties in Mississippi. Harken successfully drilled exploratory wells in the Lake Raccourci, Lapeyrouse and Old Ocean fields during 2000 and 2001.

Middle American Exploration and Development Operations - Colombia

      At December 31, 2001, Harken, through Harken de Colombia, Ltd., a wholly-owned subsidiary of Global, held four exclusive Association Contracts with Empresa Colombiana de Petroleos ("Ecopetrol"), the state-owned Colombian oil company. Global has proved reserves attributable to two of its four Association Contracts, the Alcaravan and Bolivar Contracts. In the Alcaravan Contract, Global has proved reserves in the Palo Blanco field, and in the Bolivar Contract, Global has proved reserves in the Buturama field. Ecopetrol, which purchases all of Global's crude oil production, individually accounted for 24% and 26% of Harken's consolidated revenues in 2000 and 2001, respectively.

      Harken and Global have responded to recent increased security concerns in Colombia by implementing a number of operating changes including replacing its field operating employees with outsource personnel. Global's operating plans in Colombia are continuing, subject to the ongoing monitoring of security developments. For further discussion of Global's security concerns in Colombia, see "Cautionary Statements" section of this Part I, Item 1.

      Alcaravan Contract -- The Alcaravan Association Contract (the "Alcaravan Contract") gives Global the exclusive right to explore for, develop and produce oil and gas throughout approximately 24,000 acres in the Alcaravan area of Colombia, which is located in Colombia's Llanos Basin approximately 140 miles east of Santafe de Bogota. Global has completed the six year seismic and exploratory drilling program of the Alcaravan Contract (the "Exploration Period").

      In October 2001, Global received notification from Ecopetrol that Global could proceed with the sole risk development of the Palo Blanco field of the Alcaravan Association Contract. As such, the term of the Alcaravan Contract related to the productive areas has been extended for a period of 22 years from the date of such election by Ecopetrol, (the "Exploitation Period"), subject to the entire term of the Alcaravan Contract being limited to no more than 28 years. Due to Ecopetrol's election not to participate, Global elected to proceed with the development of the Palo Blanco field on a sole risk basis, whereby Global is entitled to receive Ecopetrol's 50% share of production after deduction for Ecopetrol's 20% royalty interest, until Global has recovered 200% of its successful well costs expended, after which time Ecopetrol could elect to begin to receive its share of production. Accordingly, Global reflects its 80% interest in gross production and cash flows in its financial statements and reserve information.

      The Alcaravan Contract provides that two years following the end of the Exploration Period, the Alcaravan Contract area will be further reduced to 25% of the original area. Global has retained the acreage covering those structure areas associated with the Palo Blanco and Anteojos discoveries. Two years thereafter, the Alcaravan Contract area will be reduced to the area of the field that is in production or development, plus a reserve zone of five kilometers in width around the productive boundary of such field. The producing field plus the zone surrounding such field will become the area of exploitation. Global has and will continue to designate any acreage to be released subject to acceptance by Ecopetrol.

      Alcaravan Contract Operations - Global has drilled five wells on the Alcaravan acreage, two of which are currently producing. In February 1997, Global drilled the Estero #1 well located on the Palo Blanco prospect. The Estero #1 well was drilled to a depth of 8,608 feet to test the Carbonera, Mirador, Guadalupe, Gacheta and Ubaque formations and was found to be productive. In January 2001, Global drilled the Estero #2 well on the Palo Blanco field to test the Ubaque formation. The Estero #2 well was subsequently completed and initial production sales began in April 2001. Daily production from the Estero #1 and Estero #2 wells from the Palo Blanco field have averaged a total of approximately 1,900 gross barrels per day during the first quarter of 2002.

      At December 31, 2001, Global reflects proved reserves of approximately 2.9 million net barrels related to its interest in the Palo Blanco field. During 2001, Global produced a total of approximately 590,000 gross barrels of oil from its Palo Blanco field, and since inception and through December 31, 2001, Global has produced a cumulative total of approximately 1,047,000 gross barrels of oil from its Palo Blanco field.

      In April 1999, Global commenced pipeline transportation of production from the Alcaravan Contract Area through its constructed flowline connecting the Palo Blanco field to an existing crude oil pipeline system adjacent to the field. During early portions of the Estero #1 production tests, Global produced at rates in excess of 3,000 gross barrels of oil per day from the Estero #1 well, although sustained production during 2000 and the first quarter of 2001 was limited to approximately 1,000 gross barrels of oil per day due to pipeline constraints and pumping capacity. Beginning in April 2001, such pipeline constraints were partially alleviated. In addition, during the second quarter of 2001, Global purchased the 45 kilometer Guarimena to Santiago crude oil pipeline and negotiated a new transportation agreement with the owner/operator of the pipeline that transports crude oil from Santiago north to market points. As a result of the above steps, though Global's Palo Blanco production levels are currently less than transport capacity, Global is now allowed to transport up to 3,000 gross barrels of oil per day combined from both Estero #1 and Estero #2 wells.

      Bocachico Contract -- Under the Bocachico Association Contract (the "Bocachico Contract"), Global acquired the exclusive rights to conduct exploration and production activities and drilling on this area, which covers approximately 54,700 acres in the Middle Magdalena Valley of Central Colombia. Global has fulfilled all of the work requirements for the first four years of the Bocachico Contract. Global is currently negotiating with Ecopetrol to amend the Bocachico Contract whereby the remaining work requirements for the fifth and sixth year will be transferred to Global's newly signed Cajaro Association Contract, which is discussed below. With the execution of the amendment, Global will complete the Exploration Period related to the Bocachico Contract. The production sharing, term and acreage relinquishment arrangements under the Bocachico Contract are substantially similar to those under the Alcaravan Contract.

      Bocachico Contract Operations - From 1996 to 1998, Global drilled and completed three wells on the Bocachico Contract area, all in the Rio Negro prospect. Global initiated sales of production from both the Torcaz #2 and Torcaz #3 wells to a local purchaser at the wellsites and for most of 1998 these wells produced in excess of 100 gross barrels of oil per day. Global has not sustained production consistently from the Torcaz wells subsequent to 1998 and is currently studying the wells in order to determine the optimum production method with which to economically produce the heavy crude encountered in such wells. Global currently reflects no proved reserves associated with this Rio Negro field in the Bocachico Contract.

      In December 1999, Global submitted an application to Ecopetrol for their participation in the Rio Negro field. Global is to submit an updated application to Ecopetrol in May 2002. Global's net revenue interest in production from the Bocachico Contract will depend upon whether or not Ecopetrol elects to participate. If Ecopetrol does not elect to participate, Global would then have the choice to proceed with the development of the prospect area on a sole-risk basis. If Global does proceed on a sole-risk basis, it will be entitled to receive Ecopetrol's 50% share of production, after deduction for Ecopetrol's 20% royalty interest, until Global has recovered 200% of its successful well costs expended, after which time Ecopetrol could elect to receive its share of production. Should Ecopetrol elect to participate in the development of the Bocachico Contract, Global would receive 40% of the gross revenues from production from the Bocachico Contract area and to the extent that a field produces in excess of 60 million barrels, Global's net revenue interest would decrease. Should Ecopetrol elect to participate or Global elect to proceed on a sole risk basis, the term of the Bocachico Contract related to the productive areas will be extended for a period of 22 years from the date of such election, subject to the entire term of the Bocachico contract being limited to no more than 28 years.

      Bolivar Contract -- Under the Bolivar Association Contract, (the "Bolivar Contract"), Global acquired the exclusive rights to conduct exploration and production activities in the Bolivar Contract area, which covers approximately 250,000 acres in the Northern Middle Magdalena Valley of Central Colombia.

      In February 2001, Global received notification from Ecopetrol that it had elected not to participate in the development of the Buturama field of the Bolivar Association Contract. Due to Ecopetrol's election not to participate, Global has elected to proceed with the development of the field on a sole risk basis, whereby Global is entitled to receive Ecopetrol's 50% share of production, after deduction of Ecopetrol's 20% royalty interest, until Global has recovered 200% of its successful well costs expended, after which time Ecopetrol could elect to begin to receive its share of production. Accordingly, Global reflects its 80% interest in gross production and cash flows in its financial statements and reserve information. In addition, the term of the Bolivar Contract related to the productive areas has been extended for a period of 22 years from the date of such election by Ecopetrol (the "Exploitation Period"), subject to the entire term of the Bolivar Contract being limited to no more than 28 years.

      Global has completed all of the work obligations for the first five years of the Bolivar Contract. Global is currently negotiating with Ecopetrol whereby Global would relinquish 50% of the Bolivar Contract area acreage in exchange for a release from the sixth year Bolivar Contract work obligations. The release of such acreage would not affect Global's proved reserves on the Bolivar Contract area. The production sharing, term and acreage relinquishment arrangements under the Bolivar Contract are substantially similar to the Alcaravan and Bocachico Contracts.

      Bolivar Contract Operations - Global has drilled four wells on the Bolivar Contract area, two of which are currently productive. In November 1997, Global spudded its first well on the Bolivar Contract acreage, the Catalina #1, which was drilled as a horizontal well to test the Rosa Blanca formation of the Buturama field and was found to be productive. In March 1998, Global spudded the Olivo #1, which was drilled from the same surface location as the Catalina #1 using underbalanced horizontal drilling and was also found to be productive. Two additional wells, the Laurel #1, drilled in 1999, and the Olivo #2, drilled in early 2001, were unproductive.

      At December 31, 2001, Global reflects proved reserves (primarily proved undeveloped) of approximately 2.1 million net barrels related to its interest in the Buturama field. During 2001, the Catalina # 1 and Olivo #1 produced a total of 69,000 gross barrels of oil and, since inception, Global has produced cumulative production of approximately 1,014,000 gross barrels of oil from these wells. During the last part of 2001 and first quarter of 2002, the Catalina #1 and Olivo #1 wells have experienced mechanical problems, with workovers planned in early 2002. For further discussion of Harken's security concerns in Colombia, see "Cautionary Statements" section below. Given the lower level of production expected from the producing wells within the Buturama field, Global has retired and seeks to sell certain of its Buturama field facilities. Global expects to continue to transport 100% of current and projected Bolivar area production through its current trucking operations.

      Cajaro Contract -- In December 2001, Global signed an Association Contract ( the "Cajaro Contact") with Ecopetrol, covering the Cajaro Contract area. Under the Cajaro Contract, which became effective in February 2002, Global acquired the exclusive rights to conduct exploration and production activities in the Cajaro Contract area, which covers approximately 83,000 acres in Colombia's Llanos Basin adjacent to Global's Alcaravan Contract area. The signing of the Cajaro Contract was pursuant to Global's exercise of contract option rights contained as part of the El Retorno Technical Evaluation Agreement, which Global had previously signed in May 2001, following the completion of certain seismic reprocessing procedures.

      Under the terms of the Cajaro Contract, if during the three year minimum Exploration Period, Global discovers one or more fields capable of producing oil or gas in quantities that are economically exploitable and Ecopetrol elects to participate in the development of the field or Harken chooses to proceed with the development on a sole risk basis, the term of the Cajaro Contract will be extended for a period of 22 years from the date of such discovery. Global's net revenue interest in any production that may be discovered on the Cajaro Contract will depend on whether or not Ecopetrol elects to participate. Upon the election by Ecopetrol to participate in a field and upon commencement of production from the field, Global will begin to be reimbursed by Ecopetrol out of Ecopetrol's share of production, net of royalties, for 50% of all seismic costs and direct exploratory well costs (including costs related to dry holes) incurred prior to the point of Ecopetrol's participation. Reimbursement by Ecopetrol to Global may either be in cash, or through allowing its share of production to apply to Global's cost recovery. Production from a field in which Ecopetrol elects to participate will be allocated as follows: Ecopetrol, on behalf of the Colombian government, will receive a royalty interest ranging from 5% to 25% (based on levels of average monthly production) of all production, and all production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Global. Ecopetrol and Global will be responsible for all future development costs and operating expenses in direct proportion to their interest in production.

      Similar to Global's other Association Contracts with Ecopetrol, for any Cajaro Contract field in which Ecopetrol elects not to participate, Global could elect to proceed with the development of the field on a sole risk basis, whereby Global would be entitled to receive Ecopetrol's 50% share of production, after deduction of Ecopetrol's royalty interest, until Global has recovered 200% of its successful well costs expended, after which time Ecopetrol could elect to begin to receive its share of production. The acreage relinquishment arrangements under the Cajaro Contract are substantially similar to those under Global's other Association Contracts with Ecopetrol.

Middle American Exploration and Development Operations - Costa Rica

      Under the terms of an Exploration and Production Concession contract with the Republic of Costa Rica (the "Costa Rica Contract"), Global, through an investment in its subsidiary Harken Costa Rica Holdings ("HCRH", a Nevada limited liability company) owns an interest in approximately 1.4 million acres in the North and South Limon Back Arc Basin onshore and offshore Costa Rica.

      Global's participation in Costa Rica is structured whereby a wholly-owned subsidiary owns a percentage share of the stock of HCRH, with an affiliate of MKJ Xploration, Inc. ("MKJ") owning the remaining stock of HCRH. Through June 30, 2001, Global owned 80% of the stock of HCRH. In July 2001, Global elected not to pay the $4 million of additional funds to be transferred to HCRH, which, in accordance with the contract between Global and MKJ, resulted in Global's ownership in HCRH being reduced to 40% (with MKJ's ownership being increased to 60%) and MKJ consequently assumed the operations of HCRH and the Costa Rica Contract.

      Costa Rica Operations -- In November 1999, HCRH commenced its offshore seismic acquisition program in Costa Rica to collect approximately 100 square kilometers of 3-D seismic information. The seismic data confirmed the viability of the Moin prospect in both the Tertiary and Cretaceous target horizons. In July 2000, HCRH filed its environmental impact study requesting an environmental permit related to the planned drilling operation with the Costa Rican environmental agency SETENA. In March 2002, SETENA denied its approval of the requested environmental permit. HCRH has filed an appeal related to this ruling by SETENA.

      In January 2002, the Costa Rica Constitutional Court rendered a published opinion in a suit that had been filed against another oil and gas operator and the Costa Rican ministry of Environment and Energy ("MINAE") by certain environmental groups. In its opinion, in this case, the Constitutional Court of Costa Rica found, among other issues, that SETENA did not have the current authority to grant environmental permits. In addition, proposed legislation pending in the Costa Rica legislature seeks to abolish the Costa Rica government's rights to grant hydrocarbon exploration contracts. Due to the Costa Rica Constitutional Court decision discussed above, even though it did not directly involve HCRH or the Moin #2 well, as well as the pending legislation described above, Harken and Global believe that HCRH's appeal to SETENA for reconsideration of its denial of the requested permit, or any similar recourse, will be unsuccessful. Further, recent political developments in Costa Rica, in the opinion of Harken and Global, severely limit the opportunity for future oil and gas exploration in Costa Rica. These significant adverse developments have resulted in Harken and Global fully impairing its investment in the Costa Rica project in its Consolidated Balance Sheet as of December 31, 2001. See "Cautionary Statements" below.

Middle American Operations - Peru

      In April 2001, Global, through a wholly-owned subsidiary, signed a Technical Evaluation Agreement ("Peru TEA") with PeruPetro, the national oil company of Peru. The Peru TEA covers an area of approximately 6.8 million gross acres in northeastern Peru. Under the terms of the Peru TEA, Global has the option to convert the Peru TEA to a seven year exploration contract, with a twenty-two year production period. Terms of the Peru TEA allow Global to conduct a study of the area that will include the reprocessing of seismic data and evaluation of previous well data.

Middle American Operations - Panama

      In September 2001, Global, through a wholly-owned subsidiary, signed a Technical Evaluation Agreement ("Panama TEA") with the Ministry of Commerce and Industry for the Republic of Panama. The Panama TEA covers an area of approximately 2.7 million gross acres divided into three blocks in and offshore Panama. Under the terms of the Panama TEA, which extends for a period of 24 months, Global is to perform certain work program procedures and studies to be submitted to the Panamanian government with an option to negotiate and enter into one or more Contracts for the Exploration and Exploitation of Hydrocarbons with the Ministry of Commerce and Industry.

Other Middle American Operations

      Global is committed to broadening its exploration efforts internationally, in addition to its existing operations in Colombia, Costa Rica, Peru and Panama. With most of the major discoveries of oil and gas expected to be in remote, politically difficult or underexplored areas around the world, Global's operational experience in those areas may enable Global to expand its exploration efforts elsewhere in Latin America. Global's business strategy is to identify, develop and promote energy projects from throughout Latin America to industry and financial partners and to aggregate assets in Latin America through strategic acquisitions and alliances.

Cautionary Statements

      Certain statements contained in this Annual Report, including statements of Harken management's current expectations, intentions, plans and beliefs, are "forward-looking statements", as defined in Section 21D of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995:

      . statements before, after or including the words "may", "will", "could", "should", "believe", "expect", "future", "potential", "anticipate", "intend", "plan", "estimate", or "continue" or the negative or other variations of these words; and

      .     other statements about matters that are not historical facts.

      Such forward-looking statements involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance, timing or achievements of Harken to be materially different from any results, performance, timing or achievements expressed or implied by such forward-looking statements. Additional cautionary statements include, among others, the following:

Risks associated with our operations:

Price fluctuations, markets and reserve values

      The results of our operations are highly dependent upon the prices received for our oil and natural gas production. Substantially all our sales of oil and natural gas are made in the spot market, or pursuant to contracts based on spot market prices, and not pursuant to long-term, fixed-price contracts. Accordingly, the prices received for our oil and natural gas production are dependent upon numerous factors beyond our control. These factors include, but are not limited to, the level of consumer product demand, governmental regulations and taxes, the price and availability of alternative fuels, the level of foreign imports of oil and natural gas, and the overall economic environment. Significant declines in prices for oil and natural gas could have a material adverse effect on our financial condition, results of operations and quantities of reserves recoverable on an economic basis. Should the industry experience significant price declines from current levels or other adverse market conditions, we may not be able to generate sufficient cash flow from operations to meet our obligations and make planned capital expenditures. Any significant decline in prices of oil or gas could have a material adverse effect on our financial condition and results of operations.

      In addition, prices in effect for oil and natural gas at December 31, 2001 were significantly lower than the average in effect a year earlier at December 31, 2000. The Securities and Exchange Commission ("SEC") requires that we report our oil and natural gas reserves using the price as of the last day of the year, and accordingly, the value of our oil and natural gas reserves as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is significantly lower than the prior year value of our oil and natural gas reserves. In addition, using lower values in forecasting reserves will result in a shorter life being given to producing oil and natural gas properties because such properties as their production levels are estimated to decline will reach an uneconomic limit, with lower prices, at an earlier date.

Our operations require significant expenditures of capital that may not be recovered

      We require significant expenditures of capital in order to locate and acquire producing properties and to drill exploratory wells. In conducting exploration and development activities from a particular well, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and production activities to be unsuccessful, potentially resulting in abandoning the well. This could result in a total loss of our investment. In addition, the cost and timing of drilling, completing and operating wells is difficult to predict.

The oil and gas we produce may not be readily marketable at the time of production

      Crude oil, natural gas, condensate, and other oil and gas products are generally sold to other oil and gas companies, government agencies and other industries. The availability of ready markets for oil and gas that we might discover and the prices obtained for such oil and gas depend on many factors beyond our control, including:

      .     the extent of local production and imports of oil and gas,

      . the proximity and capacity of pipelines and other transportation facilities,

      .     fluctuating demand for oil and gas,

      .     the marketing of competitive fuels, and

      . the effects of governmental regulation of oil and gas production and sales.

Natural gas associated with oil production is often not marketable due to demand or transportation limitations and is often flared at the producing well site. Pipeline facilities do not exist in certain areas of exploration and, therefore, any actual sales of discovered oil and gas might be delayed for extended periods until such facilities are constructed.

We may encounter operating hazards in our operations that may result in substantial loss

      We are also subject to operating hazards normally associated with the exploration and production of oil and gas, including, without limitation, blowouts, cratering, pollution, earthquakes, labor disruptions and fires.

The occurrence of any such operating hazard could result in substantial losses to our company due to injury or loss of life and damage to or destruction of oil and gas wells, formations, production facilities or other properties. In accordance with customary industry practices, we maintain insurance coverage limiting financial loss resulting from certain of these operating hazards. Losses and liabilities arising from uninsured or underinsured events could reduce our revenues or increase our costs. There can be no assurance that any insurance will be adequate to cover losses or liabilities associated with operational hazards. We cannot predict the continued availability of insurance, or its availability at premium levels that justify its purchase.

Drilling oil and gas wells particularly in the Louisiana wetlands, the onshore regions of Texas and in Colombia, Costa Rica, Peru and Panama could be hindered by hurricanes, earthquakes and other weather-related operating risks

      Our operations in the Louisiana wetlands, the onshore regions of Texas and in Colombia, Costa Rica, Peru and Panama are subject to risks from hurricanes and other natural disasters. Damage caused by hurricanes, earthquakes or other operating hazards could result in substantial losses to our company. The occurrence of such an event that is not fully covered by insurance could have a material adverse effect on our financial position and results of operations.

We face strong competition from larger oil and gas companies

      The exploration and production business is highly competitive. Many of our competitors have substantially larger financial resources, staffs and facilities. Our competitors in the United States include numerous major oil and gas exploration and production companies and in Colombia, Peru and Panama include such major oil and gas companies as BP Amoco, Exxon/Mobil, Texaco, Conoco, Shell and Arco. These major oil and gas companies are often better positioned to obtain the rights to exploratory acreage that we compete for.

Our operations are subject to various litigation

      Presently, various Harken subsidiaries are defendants in various litigation matters. The nature of Harken and its subsidiaries operation also expose it to further possible litigation claims in the future. Although Harken and its subsidiaries each make every effort to avoid litigation, these matters are not totally within its control. There is risk that any matter in litigation could be adversely decided against Harken or its subsidiaries, irregardless of their belief, opinion and position, which could have a material adverse effect on Harken's financial condition and results of operations. Litigation is highly costly and the costs associated with defending litigation could also have a material adverse effect on Harken's financial condition.

Our operations are subject to stringent environmental laws and regulations that may change

      Our operations are subject to stringent foreign, federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment, limit or prohibit construction or drilling activities on certain sensitive lands, and impose substantial liabilities for pollution resulting from former or current operations. Failure to comply with these laws and regulations may result in the imposition of administrative, civil and criminal penalties. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste management or cleanup requirements could result in substantial costs or loss of revenue for our company.

We may be subject to liability for failing to comply with environmental laws and regulations or for clean-up obligations related to our current or former properties

      While we believe that we are in substantial compliance with current environmental laws and regulations, we may incur substantial liability for failing to comply with such laws and regulations in the future.

      The Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA but also known as "Superfund," and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site where the release occurred and companies who arrange for the disposal or transport of the hazardous substances found at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the released hazardous substances, for damages to natural resources, and for the costs of certain health studies. The Resource Conservation and Recovery Act, referred to as RCRA, generally does not regulate most wastes generated by the exploration and production of oil and gas. However, these wastes may be regulated as solid waste. Also, ordinary industrial wastes, such as paint wastes, waste solvents, and laboratory wastes, may be regulated as hazardous waste. We own or lease, and have in the past owned or leased, properties that have been used for the exploration and production of oil and gas. In addition, many of these properties have been operated by third parties whose treatment and release of hydrocarbons or other wastes were not under our control. These properties and the wastes disposed on these properties may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, we could be required to remove or remediate previously released wastes or property contamination.

      The Oil Pollution Act of 1990, referred to as OPA, pertains to the prevention of and response to spills or discharges of hazardous substances or oil into navigable water of the United States. Under OPA, a person owning or operating a facility or equipment from which there is a discharge or threat of a discharge of oil into or upon navigable waters or adjoining shorelines is liable, regardless of fault, as a "responsible party" for removal costs and damages. Federal law imposes strict, joint and several liability on facility owners for containment and clean-up costs and certain other damages, including natural resource damages arising from a spill. The OPA establishes a liability limit for onshore facilities of $350 million; however, a party cannot take advantage of this liability limit if the spill is caused by gross negligence or willful misconduct, if the spill resulted from a violation of a federal safety, construction, or operating regulation, or if a party fails to report a spill or cooperate in the cleanup. The Federal Water Pollution Control Act, also referred to as the Clean Water Act and analogous state laws impose strict controls regarding the discharge of pollutants, including produced waters and other oil and gas wastes, into state waters or waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accord with the terms of a permit issued by EPA or the state. Federal regulations under the OPA and the Clean Water Act also require certain owners and operators of facilities that store or otherwise handle oil, such as us, to prepare and implement spill prevention, control and countermeasure plans and spill response plans relating to possible discharge of oil into surface waters.

Our foreign operations are subject to environmental laws and regulations and we have experienced some difficulty in getting appropriate permits and authorizations from foreign governments

      Our operations are subject to similar laws and regulations in Costa Rica, Colombia, Peru and Panama. While we believe that our operations are in substantial compliance with existing requirements of governmental bodies in these foreign countries, our ability to conduct continued operations is subject to satisfying applicable regulatory and permitting controls in these foreign countries. Our current permits and authorizations and ability to get future permits and authorizations in these foreign countries may be susceptible, on a going forward basis, to increased scrutiny, greater complexity resulting in increased costs, or delays in receiving appropriate authorizations.

      Our exploration and production operations in Colombia, including well drilling and seismic activities, require specific federal and local environmental licenses and permits, the acquisition of which in the past has been subject to extensive delays. We may continue to experience similar delays in the future. Failure to obtain these licenses and permits in a timely manner may prevent us from obtaining financing for our projects.

Our Costa Rica operations have experienced significant adverse actions relating to obtaining necessary environmental permits in Costa Rica

      Harken, through Global, holds a 40% working interest in certain onshore and offshore properties on the Gulf Coast side of Costa Rica. Before a drilling permit may be granted in Costa Rica by MINAE for the previously announced and planned Moin well, the Costa Rican environmental agency, SETENA, must issue an environmental permit. All work, surveys and assessments necessary to request the issuance of the environmental permit were completed by Global and its partner in this project, and filed with SETENA. In March 2002, SETENA denied its approval of the requested environmental permit. HCRH has filed an appeal related to this ruling by SETENA.

      In January 2002, the Costa Rica Constitutional Court rendered a published opinion in a suit that had been filed against another oil and gas operator and MINAE by certain environmental groups. In its opinion, in this case, the Constitutional Court of Costa Rica found, among other issues, that SETENA did not have the current authority to grant environmental permits. In addition, proposed legislation pending in the Costa Rica legislature seeks to abolish the Costa Rica government's rights to grant hydrocarbon exploration contracts. Due to the Costa Rica Constitutional Court decision discussed above, even though it did not directly involve HCRH or the Moin #2 well, as well as the pending legislation described above, Harken and Global believe that HCRH's appeal to SETENA for reconsideration of its denial of the requested permit, or any similar recourse, will be unsuccessful. Further, recent political developments in Costa Rica, in the opinion of Harken and Global, severely limit the opportunity for future oil and gas exploration in Costa Rica. These significant adverse developments have resulted in Harken and Global fully impairing its investment in the Costa Rica project in its Consolidated Balance Sheet as of December 31, 2001.

Our foreign operations involve substantial costs and are subject to certain risks because the oil and gas industries in such countries are less developed

      The oil and gas industries in Colombia, Costa Rica, Peru and Panama are not as developed as the oil and gas industry in the U.S. As a result, our drilling and development operations in many instances take longer to complete and often cost more than similar operations in the U.S. The availability of technical expertise, specific equipment and supplies is more limited in Colombia, Costa Rica, Peru and Panama than in the U.S. We expect that such factors will continue to subject us to economic and operating risks not experienced in our domestic operations.

      We follow the full cost method of accounting for exploration and development of oil and gas reserves in which all of our acquisition, exploration and development costs are capitalized. Costs related to the acquisition, holding and initial exploration of oil and gas associated with our contracts in countries with no proved reserves are initially capitalized, including internal costs directly identified with acquisition, exploration and development activities. If we abandon all exploration efforts in a country where no proved reserves are assigned, all acquisition and exploration costs associated with the country are expensed. From time to time, we make assessments as to whether our investment within a country is impaired and whether exploration activities within a country will be abandoned based on our analysis of drilling results, seismic data and other information we believe to be relevant. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expenses are difficult to predict.

If we fail to comply with the terms of certain contracts related to our foreign operations, we could lose our rights under each of those contracts

      Terms of each of the Colombia Association Contracts, the Costa Rica Contract, the Peruvian Technical Evaluation Agreement and the Panamanian Technical Evaluation Agreement require that we perform certain activities in accordance with a prescribed timetable. Our failure to timely perform those activities as required could result in the loss of our rights under a particular contract, which would likely result in a significant loss to our company. As of March 27, 2002, we were in compliance with the requirements of each of the Colombia Association Contracts, the Costa Rica Contract, the Peruvian Technical Evaluation Agreement and the Panamanian Technical Evaluation Agreement.

We may require significant additional financing for our foreign operations that may not be available

      We anticipate that full development of our existing and future oil and gas discoveries and prospects in Colombia, Costa Rica, Peru and Panama may take several years and may require extensive production and transportation facilities requiring significant additional capital expenditures. If we are unable to timely obtain adequate funds to finance these investments, our ability to develop oil and gas reserves in these countries may be severely limited or substantially delayed. Such limitations or delay would likely result in substantial losses for our company.

      We anticipate that amounts required to fund our foreign activities will be funded from our existing cash balances, asset sales, stock issuances, production payments, operating cash flows and from joint venture partners. We cannot assure you that we will have adequate funds available to finance our foreign operations.

Our foreign operations are subject to political, economic and other uncertainties

      We currently conduct significant operations in Colombia and Costa Rica, and may also conduct operations in Peru, Panama and other foreign countries in the future. At December 31, 2001, approximately 35% of our proved reserves and 26% of our consolidated revenues were related to Global's Colombian operations. Exploration and production operations in foreign countries are subject to political, economic and other uncertainties, including:

      . the risk of war, revolution, border disputes, expropriation, renegotiation or modification of existing contracts, import, export and transportation regulations and tariffs resulting in loss of revenue, property and equipment;

      . taxation policies, including royalty and tax increases and retroactive tax claims;

      . exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over international operations;

      . laws and policies of the United States affecting foreign trade, taxation and investment; and

      . the possibility of being subjected to the jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States.

      Central and South America and certain other regions of the world have a history of political and economic instability. This instability could result in new governments or the adoption of new policies, laws or regulations that might assume a substantially more hostile attitude toward foreign investment. In an extreme case, such a change could result in termination of contract rights and expropriation of foreign-owned assets. Any such activity could result in a significant loss to our company.

Guerrilla activity in Colombia could disrupt or delay our operations, and we are concerned about safeguarding our operations and personnel in Colombia.

      Colombia's 37-year armed conflict between the government and leftist guerrilla groups has escalated in recent years. The current government's quest for peace was unsuccessful. The breakdown of peace negotiations has resulted in increased military action by the Colombian government directed against the rebel groups operating in Colombia. Unless the parties determine to return to peace negotiations, the military confrontation with the rebel groups is expected to continue. Also, the increased activity of right-wing paramilitary groups, formed in opposition to the left-wing FARC and ELN groups, has contributed to the escalation in violence. The increase in violence has affected business interests in Colombia. Targeting such enterprises as symbols of foreign exploitation, particularly in the North of the country, the rebel groups have attempted to hamper production of hydrocarbons. The cumulative effect of escalation in the armed conflict and the resulting unstable political and security situation has led to increased risks and costs and the downgrading of Colombia's country risk rating. Our oil and gas operations are in areas outside guerrilla control and with the exception of its increased security requirements, our operations continue mostly unaffected, although from time to time, guerilla activity in Colombia has delayed our projects there. This guerilla activity has increased over the last few years, causing delays in the development of our fields in Colombia. Guerilla activity, such as road blockades, has also from time to time slowed our deployment of workers in the field and affected our operations. In addition, guerillas could attempt to disrupt the flow of our production through pipelines. In addition to these security issues, we have also become the subject of media focus in Colombia that may further compromise our security position in the country.

      Our company and the Colombian government have taken steps to maintain security and favorable relations with the local population. These steps have included the hiring of security to patrol our facilities, and programs to provide local communities with health and educational assistance. We anticipate continuing these steps throughout the term of our operations in Colombia.

      Our operating plans in Colombia are continuing, subject to the ongoing monitoring of these security developments. Global has responded to recent increased security concerns in Colombia by implementing a number of operating changes, including replacing its field operating personnel with outsource personnel. We are also continuing to analyze and upgrade our security procedures. We cannot assure you that these attempts to reduce or prevent guerilla activity will be successful or that guerilla activity will not disrupt operations in the future. We also cannot assure you that we can maintain the safety of our operations and personnel in Colombia or that this violence will not affect our operations in the future. Continued or heightened security concerns in Colombia could also result in a significant loss to our company.

The United States government may impose economic or trade sanctions on Colombia that could result in a significant loss to our company.

      Colombia is among several nations whose progress in stemming the production and transit of illegal drugs is subject to annual certification by the President of the United States. Although Colombia was so certified in 2001, there can be no assurance that, in the future, Colombia will receive certification or a national interest waiver. The failure to receive certification or a national interest waiver may result in any of the following:

      . all bilateral aid, except anti-narcotics and humanitarian aid, would be suspended;

      . the Export-Import Bank of the United States and the Overseas Private Investment Corporation would not approve financing for new projects in Colombia;

      . U.S. representatives at multilateral lending institutions would be required to vote against all loan requests from Colombia, although such votes would not constitute vetoes; and

      . the President of the United States and Congress would retain the right to apply future trade sanctions.

Each of these consequences could result in adverse economic consequences in Colombia and could further heighten the political and economic risks associated with our operations there. Any changes in the holders of significant government offices could have adverse consequences on our relationship with the Colombian national oil company and the Colombian government's ability to control guerrilla activities and could exacerbate the factors relating to our foreign operations discussed above.

      Any sanctions imposed on Colombia by the U.S. government could threaten our ability to obtain necessary financing to develop the Colombian properties or cause Colombia to retaliate against us, including by nationalizing our Colombian assets. Accordingly, the imposition of the foregoing economic and trade sanctions on Colombia would likely result in a substantial loss to our company and a decrease in the price of our common stock. We cannot assure you that the United States will not impose sanctions on Colombia in the future or predict the effect in Colombia that these sanctions might cause.

We may suffer losses from exchange rate fluctuations

      We account for our Colombian, Costa Rican, Peruvian and Panamanian operations using the U.S. dollar as the functional currency. The costs associated with our exploration efforts in Colombia, Costa Rica, Peru and Panama have typically been denominated in U.S. dollars. We expect that a substantial portion of our future Colombian revenues may be denominated in Colombian pesos. To the extent that the amount of our revenues denominated in Colombian pesos is greater than the amount of costs denominated in Colombian pesos, we could suffer a loss if the value of the Colombian peso were to drop relative to the value of the U.S. dollar. Any substantial currency fluctuations could have a material adverse effect on our results of operations.

Government agencies in Colombia, Costa Rica, Peru and Panama may take action resulting in an increase in our costs, delays in our operations or the termination or suspension of our operations

      We are required to obtain an environmental permit or approval from the governments in Colombia, Costa Rica, Peru and Panama prior to conducting seismic operations, drilling a well or constructing a pipeline in such foreign locations. Our operations in foreign countries have been delayed in the past and could be delayed in the future through the process of obtaining an environmental permit. Compliance with these laws and regulations may increase our costs of operations, as well as further restrict our foreign operations.

      Costa Rica has implemented policies and laws with a high level of attention to the protection of its ecological areas and environment. As a result, HCRH's operations in Costa Rica are subject to much greater control, scrutiny and restrictions than are usually encountered in international exploration operations. Due to such additional regulations and requirements in Costa Rica, as well as recent rulings by Costa Rica government agencies, HCRH will likely not be able to continue operations in Costa Rica for the foreseeable future.

Risks associated with market conditions:

Our stock price is volatile

      Our stock price has been and is highly volatile. Our stock price is highly influenced by current expectations of future revenue and earnings growth rates. As an exploration and production company, these expectations may be greatly influenced by the success or failure of each well that we drill. Based in part on the results of such drilling activity in Colombia, the market price of our common stock declined significantly in 2000 and 2001.

We may issue additional shares of common stock that may dilute the value of our common stock to current stockholders and may adversely affect the market price of our common stock

      We may be required to issue up to approximately 9.5 million shares of common stock as a result of outstanding warrants, stock options, convertible notes and preferred stock which could become exercised or converted, particularly in the event of an increase in the market price of our common stock. If we issue additional shares, your ownership position in our company may be significantly diluted. In addition, we may elect to issue a significant number of additional shares of common stock for financing or other purposes, which could result in a decrease in the market price of our common stock.

      There are currently several registration statements with respect to our common stock issued or issuable that are or will become effective, pursuant to which certain of our stockholders may sell up to an aggregate of 11.5 million shares of common stock. If the selling stockholders named in such registration statements sell all of the shares of common stock registered pursuant to such registration statements, such sales could result in a decrease in the market price of our common stock.

We have issued shares of preferred stock with greater rights than our common stock and may issue additional shares of preferred stock in the future

      We are permitted under our charter to issue up to ten million shares of preferred stock. We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. As of the date hereof, we have issued 494,465 shares of Series G1 Preferred Stock and 95,800 shares of Series G2 Preferred Stock in private placement transactions exempt from registration under the Securities Act of 1933. For a further discussion of the terms of the Series G1 Preferred and Series G2 Preferred stock, see Part II, Item 8, Notes to Consolidated Financial Statements, "Note 8 -- Stockholders' Equity." These shares of preferred stock have rights senior to our common stock with respect to dividends and liquidation. In addition, such preferred stock may be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price of our common stock.

Our strategic plan includes the acquisition of additional reserves through business combinations

      Our strategic plan includes the acquisition of additional reserves, including through business combinations. We may not be able to consummate future business combinations on favorable terms. Additionally, future business combinations may not achieve favorable financial results.

      Future business combinations may also involve the issuance of shares of our common stock, which could have a dilutive effect on your interests as a stockholder. Furthermore, acquisitions may require substantial financial expenditures that will need to be financed through cash flow from operations or future debt and equity offerings by us. We may not be able to acquire companies or oil and gas properties using our equity as currency. In the case of cash acquisitions, we may not be able to generate sufficient cash flow from operations or obtain debt or equity financing sufficient to fund future acquisitions of reserves.

Risks associated with our financial condition:

If estimates of our oil and gas reserve information are adjusted, our financial condition may suffer

      Our proved oil and gas reserve information is based upon criteria mandated by the SEC and represents only estimates. Our future production, revenues and expenditures with respect to such oil and gas reserves will likely be different from estimates and the differences may be material. If estimates of oil and gas reserves are greater than future production amounts, or if future production costs and expenditures are greater than estimates, our business, financial condition, and results of operations may be negatively affected.

      Our reserve estimates of future production volumes are based on underlying estimates of the accumulation of oil and gas and the economic recoverability of those volumes. Petroleum engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions.

      Because all reserve estimates are to some degree subjective, each of the following items may prove to differ materially from those assumed in estimating reserves:

      .     the quantities of oil and gas that are ultimately recovered,

      .     the production and operating costs incurred,

      .     the amount and timing of future development expenditures, and

      .     future oil and gas sales prices.

      Furthermore, different reserve engineers may make different estimates of reserves and cash flows based on the same available data.

      The estimated discounted future net cash flows described in this Annual Report on Form 10-K for the year ended December 31, 2001, should not be considered as the current market value of the estimated oil and gas reserves attributable to our properties from proved reserves. Such estimates are based on prices and costs as of the date of the estimate, in accordance with SEC requirements, while future prices and costs may be materially higher or lower and do not reflect the impact of sales of producing properties consummated during 2002.

We have required waivers and amendments to our bank credit facility covenant requirements

      Our bank credit facility with Bank One, N.A. ("Bank One") requires Harken, as well as certain of its subsidiaries (the "Borrowers") to maintain certain financial covenant ratios and requirements, as calculated on a quarterly basis. For the quarter ended December 31, 2001, Harken and the Borrowers were each not in compliance with its respective debt service coverage ratio requirement. In March 2002, Harken and the

Borrowers received a letter from Bank One waiving the Borrowers debt service coverage ratio requirement for the fourth quarter of 2001 and the first quarter of 2002, and waiving Harken's debt service coverage ratio requirement for the fourth quarter of 2001, deleting the requirement beginning in the first quarter of 2002 and adding a current ratio requirement beginning in the first quarter of 2002. Accordingly, we have reflected all of the unpaid facility balance classified as a long-term obligation in our Consolidated Financial Statements. If Harken or the Borrowers are not in compliance with their bank financial covenant ratios or requirements in the future and are unable to obtain a waiver or amendment to the facility requirements, the credit facility would be in default and callable by Bank One. In addition, due to cross-default provisions in Harken's 5% European Note agreement, a majority of our debt obligations would become due in full if any debt is in default. The classification of our long-term debt obligations at December 31, 2001 reflects our expectations that future operating results will result in Harken and the Borrowers being in compliance with the bank financial covenant ratios and requirements in future quarters. However, expectations of future operating results and continued compliance with financial covenants cannot be assured and our lenders' actions are not controllable by us. If our projections of future operating results are not achieved and our debt is placed in default, we could experience a material adverse impact on our financial position and results of operations.

We have a history of losses and may suffer losses in the future

      We have reported losses in each of the last five years including a net loss of $40,823,000 for the year ended December 31, 2001 that was primarily caused by the writedown of Harken's oil and gas properties and the impairment of Harken's investment in Costa Rica. We have reported cumulative net losses of approximately $263 million over the last five years. Our ability to generate net income is strongly affected by, among other factors, the market price of crude oil and natural gas. If the market price of crude oil and natural gas declines, we may report additional losses in the future.

If estimated discounted future net cash flows decrease, we may be required to take additional writedowns

      We periodically review the carrying value of our oil and gas properties under applicable full-cost accounting rules. These rules require a writedown of the carrying value of oil and gas properties if the carrying value exceeds the applicable estimated discounted future net cash flows from proved oil and gas reserves. Given the volatility of oil and gas prices, it is reasonably possible that the estimated discounted future net cash flows could change in the near term. If oil and gas prices decline in the future, even if only for a short period of time, it is possible that additional writedowns of oil and gas properties could occur. Whether we will be required to take such a charge will depend on the prices for oil and gas at the end of any quarter and the effect of reserve additions or revisions, property sales and capital expenditures during such quarter.

      Because of oil and gas prices as of December 31, 2001, the net evaluated capitalized costs related to our domestic oil and gas properties exceeded the domestic cost ceiling which resulted in a non-cash writedown of our domestic oil and gas properties of approximately $14.4 million. Similarly, as of December 31, 2001, the net evaluated capital costs related to our Colombia oil properties also exceeded the Colombia cost ceiling, resulting in a non-cash writedown of our oil properties of approximately $4.3 million.

Properties and Locations

      Production and Revenues -- The following table shows, for the periods indicated, operating information attributable to Harken's oil and gas interests:

                                    Domestic

                                                            Year Ended December 31,
                                 ------------------------------------------------------------------------------
                                     1997            1998            1999             2000             2001
                                 -----------      ----------      -----------      -----------      -----------
Production:
 Natural Gas (Mcf)                 1,922,000       2,063,000        2,847,000        4,012,000        3,844,000
 Oil (Bbls)                          416,000         433,000          510,000          529,000          273,000

Revenues:
 Natural Gas                     $ 5,331,000      $4,373,000      $ 6,879,000      $16,178,000      $16,643,000
 Oil                             $ 8,029,000      $5,508,000      $ 9,188,000      $15,422,000      $ 6,708,000
                                 -----------      ----------      -----------      -----------      -----------
  Total                          $13,360,000      $9,881,000      $16,067,000      $31,600,000      $23,351,000
                                 ===========      ==========      ===========      ===========      ===========

Unit Prices:
 Natural Gas (per Mcf)           $      2.77      $     2.12      $      2.42      $      4.03      $      4.33
 Oil (per Bbl)                   $     19.30      $    12.72      $     18.02      $     29.15      $     24.57
 Production costs per
   equivalent barrel             $      7.58      $     7.36      $      7.84      $     10.10      $     10.14
 Amortization per equivalent
   barrel                        $      6.60      $     6.03      $      5.41      $      6.43      $      9.10

                                    Colombia


                                                                 Year Ended December 31,
                                       -----------------------------------------------------------------------------
                                         1997            1998            1999              2000              2001
                                       --------      -----------      -----------      ------------      -----------
Production:
 Oil (Bbls)                                  --           61,000          248,000           460,000          500,000
 Natural Gas (Mcf)                           --               --               --                --               --

Revenues:
 Oil                                   $     --      $   538,000      $ 3,026,000      $ 10,649,000      $ 8,291,000
 Natural Gas                           $     --      $        --      $        --      $         --      $        --
                                       --------      -----------      -----------      ------------      -----------
   Total                               $     --      $   538,000      $ 3,026,000      $ 10,649,000      $ 8,291,000
                                       ========      ===========      ===========      ============      ===========

Unit Prices:
 Oil (per Bbl)                         $     --      $      8.82      $     12.20      $      23.15      $     16.58
 Natural Gas (per Mcf)                 $     --      $        --      $        --      $         --      $        --
 Production and
   transportation costs
   per equivalent barrel               $     --      $      4.39      $      4.90      $       4.96      $      5.87

 Amortization per
   equivalent barrel                   $     --      $      1.04      $      3.52      $       9.45      $      8.66

      Acreage and Wells -- At December 31, 2001, Harken owned interests in the following oil and gas wells and acreage.

                                    Domestic

                   Gross Wells            Net Wells          Developed Acreage      Undeveloped Acreage
                  -------------      ------------------     ------------------      -------------------
State              Oil     Gas        Oil          Gas      Gross         Net       Gross        Net
                  -----    ----      ------       -----     ------      ------      ------      ------
Mississippi          --      --          --          --         --          --      17,156      16,493
Texas               219      70      212.17       43.54     39,081      23,848      20,090       4,986
Louisiana            35      18       27.88        4.30      6,958       2,939      16,301      10,303
Wyoming              --      --          --          --         --          --      21,650      13,281
                  -----    ----      ------       -----     ------      ------      ------      ------
  Total             254      88      240.05       47.84     46,039      26,787      75,197      45,063
                  =====    ====      ======       =====     ======      ======      ======      ======

                                    Colombia

                        Gross Wells              Net Wells                 Developed Acreage        Undeveloped Acreage
                      ---------------         ------------------         ---------------------     ---------------------
Contract Area          Oil       Gas           Oil          Gas           Gross           Net       Gross          Net
                      -----     -----         ----          ----         ------          -----     -------       -------
Alcaravan                 2        --         1.60            --          2,253          2,253      98,747        49,374
Bocachico                 2        --         1.60            --          7,835          3,918      46,865        23,432
Bolivar                   2        --         1.60            --          1,953          1,953     248,047       124,024
Cajaro                    -        --           --            --             --             --      82,752        41,376
                      -----     -----         ----          ----         ------          -----     -------       -------
  Total                   6        --         4.80            --         12,041          8,124     476,411       238,206
                      =====     =====         ====          ====         ======          =====     =======       =======

      The Cajaro Contract was signed in December 2001, and effective beginning February 2002.

                                   Costa Rica

                        Gross Wells              Net Wells                 Developed Acreage        Undeveloped Acreage
                      ---------------         ------------------         ---------------------     ---------------------
Contract Area          Oil       Gas           Oil          Gas           Gross           Net       Gross          Net
                      -----     -----         ----          ----         ------          -----     -------       -------
Costa Rica               --        --           --            --             --             --    1,400,000      560,000

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

                                    Domestic

                                                      Number of Gross Wells Drilled
                          --------------------------------------------------------------------------------------
                                 Exploratory                    Developmental                      Total
                          -------------------------       -----------------------     --------------------------
                          Productive        Drilled       Productive      Drilled     Productive         Drilled
                          ----------        -------       ----------      -------     ----------         -------
1999                            4               4                3            3              7               7
2000                            3               6               13           13             16              19
2001                            6              13                6            6             12              19
                            -----           -----             ----         ----         ------           -----
  Total                        13              23               22           22             35              45
                            =====           =====             ====         ====         ======           =====

                                                       Number of Net Wells Drilled
                          ----------------------------------------------------------------------------------------
                                 Exploratory                     Developmental                     Total
                          -----------------------         -------------------------       ------------------------
                          Productive      Drilled         Productive        Drilled       Productive       Drilled
                          ----------      -------         ----------        -------       ----------       -------
1999                         0.94          0.94              0.41            0.41            1.35            1.35
2000                         0.68          1.59              2.49            2.49            3.17            4.08
2001                         1.38          2.49              3.25            3.25            4.63            5.74
                             ----          ----              ----            ----            ----           -----
  Total                      3.00          5.02              6.15            6.15            9.15           11.17
                             ====          ====              ====            ====            ====           =====

                                    Colombia

                                                         Number of Gross Wells Drilled
                          --------------------------------------------------------------------------------------------
                                 Exploratory                     Developmental                     Total
                          -----------------------         -------------------------       ------------------------
                          Productive      Drilled         Productive        Drilled       Productive       Drilled
                          ----------      -------         ----------        -------       ----------       -------
1999                           --             1                --              --              --               1
2000                           --            --                --              --              --              --
2001                            1             3                --              --               1               3
                             ----          ----              ----            ----            ----           -----
  Total                         1             4                --              --               1               4
                             ====          ====              ====            ====            ====           =====

                                                          Number of Net Wells Drilled
                          ----------------------------------------------------------------------------------------
                                 Exploratory                     Developmental                     Total
                          -----------------------         -------------------------       ------------------------
                          Productive      Drilled         Productive        Drilled       Productive       Drilled
                          ----------      -------         ----------        -------       ----------       -------
1999                           --          1.00                --              --              --            1.00
2000                           --            --                --              --              --              --
2001                         1.00          3.00                --              --            1.00            3.00
                             ----          ----              ----            ----            ----           -----
  Total                      1.00          4.00                --              --            1.00            4.00
                             ====          ====              ====            ====            ====           =====

Employees

      As of December 31, 2001, Harken had 65 employees, including 21 employees of Global and its subsidiaries. Harken has experienced no work stoppages or strikes as a result of labor disputes and considers relations with its employees to be satisfactory. Harken maintains group life, medical, dental, surgical and hospital insurance plans for its employees.

ITEM 2. PROPERTIES

      See "Item 1. Business" for discussion of oil and gas properties and locations.

      Harken and Global have offices in Houston, Texas, Southlake, Texas and Bogota, Colombia. Harken leases approximately 26,800 square feet of office space in Houston, Texas, which lease runs through October 2006, approximately 2,200 square feet in Southlake, Texas, which runs through May 2004, and approximately 9,700 square feet of office space in Bogota, Colombia, which lease runs through April 2002.

ITEM 3. LEGAL PROCEEDINGS

      In September 1997, Harken Exploration Company, a wholly-owned subsidiary of Harken, was served with a lawsuit filed in U.S. District Court for the Northern District of Texas, Amarillo Division, styled D. E. Rice and Karen Rice,
                                                      --------------------------
as Trustees for the Rice Family Living Trust ("Rice") vs. Harken Exploration
----------------------------------------------------------------------------
Company. In the lawsuit, Rice alleges damages resulting from Harken Exploration
-------
Company's alleged spills on Rice's property and claimed that the Oil Pollution Act ("OPA") should be applied in this circumstance. In October 1999, the trial court granted Harken's Motion for Summary Judgment that the OPA did not apply and dismissed the Rice claim under it. Rice appealed the trial court's summary judgment to the U.S. Fifth Circuit Court of Appeals. In April 2001, the Fifth Circuit Court of Appeals issued its opinion affirming the trial court's summary judgment in Harken's favor. In Harken management's opinion, the results of any further appeal will not have a material adverse effect on Harken's financial position. The plaintiff in this matter may continue to pursue a damage claim in Texas state court. In Harken management opinion, the results of such an additional claim will not have a material adverse effect on Harken's financial position.

      Search Acquisition Corp. ("Search Acquisition"), also know as Harken Texas Acquisition Corp., a wholly-owned subsidiary of Harken, is a defendant in a lawsuit filed by Petrochemical Corporation of America and Lorken Investments Corporation (together, "Petrochemical") on June 28, 1994 in 101st Distict Court, Dallas, Texas. This lawsuit arises out of Petrochemical's attempt to enforce a judgment of joint and several liability entered in 1993 against a group of twenty limited partnerships known as the "Odyssey limited partnerships." Petrochemical claims that Search Exploration, Inc. is liable for payment of the judgment as the successor-in-interest to eight Odyssey limited partnerships. Search Acquisition was the surviving corporation in the 1995 acquisition of Search Exploration, Inc. On February 28, 1996, the court granted Search Acquisition's motion for summary judgment. On July 3, 1998, the Fifth District Court of Appeals for the State of Texas reversed the trial court's summary judgment and remanded the case to the trial court. In late 2001, a jury trial was held in this matter. The jury returned a verdict finding for Petrochemical in the amount of $1.5 million of actual damages and $3 million in punitive damages. As of March 27, 2002 the court had not yet decided on Search Acquisition's various motions to overturn the verdict. Search Acquisition anticipates that it will appeal if this verdict is not overturned in full. Should the verdict be overturned in full, Search Acquisition anticipates that Petrochemical will appeal. In Harken management's opinion at this time, the ultimate outcome of this matter against Search Acquisition, a wholly-owned subsidiary that has minimal oil and gas reserves, will not have a material adverse effect upon Harken's financial condition or operations taken as a whole.

      420 Energy Investment, Inc. and ERI Investments, Inc. (collectively "420 Energy") filed a lawsuit against XPLOR, a wholly-owned subsidiary of Harken, on December 21, 1999 in the New Castle County Court of Chancery of the State of Delaware. 420 Energy alleges that they are entitled to appraisal and payment of the fair value of their common stock in XPLOR as of the date XPLOR merged with Harken. Harken has relied on an indemnity provision in the XPLOR merger agreement to tender the costs of defense in this matter to certain third parties. Although the outcome of this litigation is uncertain, Harken believes that any liability to

Harken as a result of this litigation will not have a material adverse effect on Harken's financial condition. In February 2002, 420 Energy filed a new lawsuit against XPLOR, Harken and other defendants in state court in Dallas, Texas. Harken intends to pursue and enforce, through whatever steps are necessary, the indemnification from the third parties discussed above with regard to the extension of this suit also. In Harken management's opinion, the ultimate outcome of this litigation will not have a material adverse effect on Harken's financial condition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

      Since March 18, 1991, Harken common stock has been listed on the American Stock Exchange and traded under the symbol HEC. At December 31, 2001, there were approximately 18,928 holders of record of Harken common stock.

      The following table sets forth, for the periods indicated, the reported high and low closing sales prices of Harken common stock on the American Stock Exchange Composite Tape, as restated for the effect of the one-for-ten reverse stock split effected on November 7, 2000.

                                                    Prices
                                             ---------------------
                                              High           Low
                                             -------         -----
2000 --    First Quarter                     $15.00          $6.25
           Second Quarter                     10.00           5.63
           Third Quarter                       9.38           6.25
           Fourth Quarter                      6.88           2.38

2001 --    First Quarter                       6.97           3.05
           Second Quarter                      3.59           2.27
           Third Quarter                       2.39           1.50
           Fourth Quarter                      1.75           0.86

Dividends

      Harken has not paid any cash dividends on common stock since its organization and it is not contemplated that any cash dividends will be paid on shares of common stock in the foreseeable future. Dividends shall not be paid to holders of common stock prior to all dividend obligations related to Harken Series G1 Preferred and Series G2 Preferred being satisfied.

      For further discussion of the terms of the Harken Series G1 Preferred and Series G2 Preferred issued during the year, see Item 8, Notes to Consolidated Financial Statements, "Note 8 - Stockholders' Equity." Such issuances pursuant to an exemption from registration under Section 4.2 of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth historical financial data derived from our audited Consolidated Financial Statements and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements.

                                                       1997            1998              1999            2000             2001
                                                  -------------    -------------    -------------    -------------    -------------
   Operating Data:

Revenues                                          $  18,768,000    $  19,770,000    $  23,456,000    $  44,395,000    $  32,423,000
Loss before extraordinary items                   $    (284,000)   $ (55,787,000)   $ (12,295,000)   $(160,671,000)   $ (43,998,000)
Net loss                                          $    (284,000)   $ (55,787,000)   $ (12,845,000)   $(152,933,000)   $ (41,023,000)
Basic and diluted loss per common share (1):
   Loss before extraordinary items                $       (0.03)   $       (4.42)   $       (1.44)   $       (9.55)   $       (2.61)
                                                  -------------    -------------    -------------    -------------    -------------
   Net loss                                       $       (0.03)   $       (4.42)   $       (1.48)   $       (9.09)   $       (2.45)
                                                  =============    =============    =============    =============    =============

   Balance Sheet Data:

Current assets                                    $ 126,392,000    $ 144,163,000    $  32,178,000    $  29,144,000    $  14,245,000
Current liabilities                               $  15,752,000    $  20,426,000    $  11,202,000    $  13,877,000    $  10,867,000
                                                  -------------    -------------    -------------    -------------    -------------
Working capital                                   $ 110,640,000    $ 123,737,000    $  20,976,000    $  15,267,000    $   3,378,000
                                                  =============    =============    =============    =============    =============
Total assets                                      $ 238,780,000    $ 320,116,000    $ 298,785,000    $ 145,347,000    $  95,806,000
Long-term obligations:
   Convertible notes                              $  39,880,000    $  85,000,000    $  95,869,000    $  69,940,000    $  51,388,000
   Development finance obligation                 $  25,740,000    $  38,552,000    $   1,302,000    $          --    $          --
   Bank credit facilities                         $          --    $          --    $  10,500,000    $   9,937,000    $   7,937,000
   Other long-term obligations                    $          --    $          --    $   5,078,000    $   4,917,000    $   9,400,000
                                                  -------------    -------------    -------------    -------------    -------------
     Total                                        $  65,620,000    $ 123,552,000    $ 112,749,000    $  84,794,000    $  68,725,000
                                                  =============    =============    =============    =============    =============
Stockholders' equity                              $ 157,408,000    $ 176,138,000    $ 174,834,000    $  46,676,000    $  16,214,000
Series F preferred stock outstanding (3)                     --           15,000               --               --               --
Series G1 preferred stock outstanding (4)                    --               --               --          158,155          446,417
Series G2 preferred stock outstanding (4)                    --               --               --               --           95,300
Weighted average common shares outstanding (1)       10,908,770       13,025,273       14,413,517       16,863,610       18,063,584
Proved reserves at end of year (2):
   Bbls of oil                                       13,088,000       31,522,000       29,678,000        6,794,000        7,626,000
   Mcf of gas                                        33,293,000      108,451,000       52,818,000       54,836,000       39,393,000
   Future net cash inflows                        $ 144,543,000    $ 226,974,000    $ 451,118,000    $ 421,634,000    $ 104,166,000
   Present value (discounted at 10% per year)     $  90,580,000    $ 144,851,000    $ 280,427,000    $ 264,697,000    $  63,297,000

(1) Loss per share amounts and weighted average common shares outstanding calculations reflect the impact of a one-for-ten reverse stock split which was effective November 7, 2000.
(2) These estimated reserve quantities, future net revenues and present value figures are related to proved reserves located in the United States and Colombia. No consideration has been given to probable or possible reserves. Oil and gas year end prices were held constant except where future price increases were fixed and determinable under existing contracts and government regulations. Due primarily to the significant decline in Harken's estimated present value of future net cash flows as a result of low oil and gas prices during 1998, Harken recorded a non-cash valuation allowance on its domestic oil and gas properties of approximately $50.5 million during the year ended December 31, 1998. Due primarily to a significant reduction in Harken's proved undeveloped oil reserves on its Bolivar Association Contract in Colombia, Harken recorded a non-cash valuation allowance of approximately $156.4 million during the year ended December 31, 2000. Due to reduced oil and gas prices as of December 31, 2001, Harken recorded a consolidated non-cash valuation allowance of approximately $18.7 million during the year ended December 31, 2001.
(3) See "Notes to Consolidated Financial Statements, Note 8 - Stockholders' Equity" contained in Part II, Item 8, for a discussion of Harken Series F Preferred Stock.
(4) See "Notes to Consolidated Financial Statements, Note 8 - Stockholders' Equity" contained in Part II, Item 8, for a discussion of Harken Series G1 and Series G2 Preferred Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

      The year ended December 31, 2001 was a year in which Harken's two operating segments initiated new business strategies in response to changing industry conditions. Harken's domestic operating segment has completed a period of significant successful drilling activity over the past two years, and in light of reduced prices for oil and natural gas, has reduced its exploration and development activity at this time in favor of pursuing oil and gas reserve growth through merger and acquisition activity. In January 2002, Harken, along with a wholly-owned subsidiary, entered into such an acquisition transaction, subject to the seller obtaining its stockholder and debenture holder approval, acquiring certain producing property interests (the "Republic Properties") in exchange for Harken common stock. Harken's international operating strategy was significantly revised with the announced restructuring plan whereby Harken's Latin American assets and operations were transferred to, and the obligations relating to such assets and operations were assumed by, a subsidiary, Global Energy Development Ltd. ("Global"), which subsequently transferred such assets, obligations and operations into a newly formed subsidiary whose stock has now been listed on a United Kingdom exchange, facilitating the ability for Global to seek financing, growth and other capital plans on its own. Global's new business strategy is to identify, develop and promote energy projects from throughout Latin America to industry and financial partners and to aggregate assets in Latin America through strategic acquisitions and alliances. The changing focus for each of Harken's two operating segments reflect a response to exposing Harken stockholders to the growth opportunities of the oil and gas industry overall, as it seeks to meet energy demand domestically, particularly in the wake of future supply uncertainties following the September 11, 2001 tragedy.

      Harken's consolidated revenues and cash flows were strong during the first half of 2001 due largely to the high product prices being received. Sales of certain domestic producing properties during late 2000 and early 2001 took advantage of higher prices, maximizing the sales proceeds which were used in part to fund Harken's domestic and Colombian drilling activities. Although a large portion of the production from sold properties has been offset by production from newly completed wells, cash flows during the last part of 2001 have decreased due to reduced domestic production and overall product pricing. As a part of Harken's change in business strategy mentioned above, Harken has taken steps to maximize its cash flow by decreasing its administrative costs through reductions in personnel, reductions in salaries, increasing efficiencies in its production operations, and by reducing its long-term debt obligations. Harken's continued steps in these areas should continue to increase operating efficiency and cash flow during 2002.

      Harken reflected non-cash writedowns of its domestic and Colombian oil and gas properties in accordance with the full cost accounting method due to reduced oil and gas prices as of December 31, 2001. Additionally, recent political and regulatory developments in Costa Rica have made the further exploration of Harken's Costa Rica prospect unlikely, resulting in the impairment of its equity investment in its minority owned Costa Rica operating subsidiary. These non-cash charges during the year contributed to Harken's consolidated net loss of approximately $41.0 million during 2001.

      Harken also continued to modify its capital structure by retiring an additional $18.8 million of European Notes outstanding during 2001, resulting in an aggregate reduction of over $44 million since December 31, 1999. Additional European Note exchanges are being pursued and are expected by Harken to occur later in 2002, with a view toward reducing the outstanding 5% European Note balances prior to their maturity in 2003. Harken anticipates converting the remaining 5% European Notes to Harken common stock upon their maturity in 2003. Terms of the 5% European Notes also permit Harken to convert up to 50% of the remaining Notes outstanding to Harken common stock in November 2002. Debt retirements with cash will also be pursued through available cash.

Critical Accounting Policies

      Full cost accounting method -- Harken accounts for the costs incurred in the acquisition, exploration, development and production of oil and gas reserves using the full cost accounting method. Under full cost accounting rules, the net capitalized costs of evaluated oil and gas properties shall not exceed an amount (the "cost ceiling") equal to the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, including the use of oil and gas prices as of the end of each quarter. Harken reflected a full cost valuation allowance totaling $18.7 million as of December 31, 2001, based on NYMEX prices of $19.84/barrel and $2.57/mmbtu. Subsequent increases in oil and gas prices as of March 27, 2002 were not considered in the calculation of the full cost valuation allowance. Commodity derivative instruments in place as of December 31, 2001 had no impact on the full cost valuation allowance calculation. For a complete discussion of Harken's proved oil and gas reserves, see Note 14 - Oil and Gas Disclosures in the Notes to Consolidated Financial Statements contained in Part II, Item 8.

      Given the volatility of oil and gas prices, it is reasonably possible that the estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline further in the future, even if only for a short period of time, it is possible that additional impairments of oil and gas properties could occur. In addition, it is reasonably possible that additional impairments could occur if costs are incurred in excess of any increases in the cost ceiling, revisions to proved oil and gas reserves occur, or if properties are sold for proceeds less than the discounted present value of the related proved oil and gas reserves.

      Colombia operations -- During the year ended December 31, 2001, approximately 26% of Harken's consolidated revenues were generated from sales to Ecopetrol, the state-owned Colombian oil company. The country of Colombia is currently experiencing heightened security issues which could affect Harken's Colombian operations as well as the strength and operations of Ecopetrol. If Ecopetrol experiences significant adverse conditions in its operations, it may not be able to meet its ongoing financial obligations to Harken for delivered production or be able to purchase future production under the terms of existing contract provisions. Harken's Colombian operations could also be directly affected by guerilla activity or other instances or threats of violence, preventing or interrupting Harken from producing, transporting or delivering future production volumes.

      Valuation of accounts receivable -- Harken sells its domestic oil and gas production to a broad and diverse group of industry partners, many of which are major oil and gas companies, and as a whole, do not represent a significant credit risk. In addition, Harken charges certain industry partners, who participate in Harken-operated wells, with their share of drilling costs and operating expenses. In determining a reserve for potential losses in collection of its accounts receivable, Harken considers, among other factors, the current financial condition of its industry partners in light of current industry conditions. In the event of a significant decline in oil and gas prices, many of our industry partners may not be able to meet their ongoing financial obligations to Harken or be able to meet the terms of existing contract provisions.

      Classification of long-term debt -- Harken's bank credit facility with Bank One, N.A. ("Bank One") requires Harken, as well as certain of its subsidiaries (the "Borrowers") to maintain certain financial covenant ratios and requirements, as calculated on a quarterly basis. For the quarter ended December 31,2001, Harken and the Borrowers were each not in compliance with its respective debt service coverage ratio requirement and have received a waiver to these facility requirements from Bank One. Accordingly, Harken has reflected all of the unpaid facility balance classified as a long-term obligation in its Consolidated Financial Statements. If Harken or the Borrowers are not in compliance with their bank financial covenant ratios or requirements in the future and are unable to obtain a waiver or amendment to the facility requirements, the credit facility would be in default and callable by Bank One. In addition, due to cross-default provisions in Harken's 5% European Note agreement, a majority of Harken's debt obligations would become due in full if any debt is in default. The classification of Harken's long-term debt obligations at December 31, 2001 reflects Harken's expectations that future operating results will result in Harken and the Borrowers being in compliance with the bank financial covenant ratios and requirements in future quarters. However, expectations of future operating results and continued compliance with financial covenants cannot be assured and our lenders' actions are not controllable by Harken. If Harken's projections of future operating results are not achieved and its debt is placed in default, Harken could experience a material adverse impact on its financial position and results of operations.

      Accounting for derivatives -- Harken holds commodity derivative financial instruments designed to mitigate commodity price risk associated with a portion of its future monthly natural gas production and related cash flows. These commodity derivatives qualify for hedge accounting as discussed in Note 12 - Hedging Activities in the Notes to Consolidated Financial Statements contained in Part II, Item 8. Harken does not participate in speculative derivatives trading. Hedge accounting requires that commodity derivative instruments be designated as hedges and that fluctuations in their market value are effective in mitigating the hedged commodity price risk, and that such effectiveness be documented and monitored. While Harken intends to continue to meet the conditions to qualify for hedge accounting, if hedges are not highly effective, or if the forecasted hedged production does not occur, the changes in the fair value of the commodity derivative instruments would be reflected in earnings.

                              RESULTS OF OPERATIONS

      The following table presents certain data for Harken's continuing operations for the years ended December 31, 1999, 2000 and 2001. A discussion follows of certain significant factors which have affected Harken's operating results during such periods. This discussion should be read in conjunction with Harken's Consolidated Financial Statements and related footnotes contained in
Part II, Item 8.

                                               Year Ended December 31,
                                        ----------------------------------------
Domestic Exploration and
------------------------
Production Operations                      1999           2000           2001
---------------------                   ----------    -----------    -----------
  Gas sales revenues                    $6,879,000    $16,178,000    $16,643,000
     Gas volumes in Mcf                  2,847,000      4,012,000      3,844,000
     Gas price per Mcf                  $     2.42    $      4.03           4.33
  Oil sales revenues                    $9,188,000    $15,422,000    $ 6,708,000
     Oil volumes in barrels                510,000        529,000        273,000
     Oil price per barrel               $    18.02    $     29.15    $     24.57
  Gas plant revenues                    $  652,000    $   928,000    $        --

Middle American Exploration and
-------------------------------
Production Operations
---------------------

  Oil sales revenues                    $3,026,000    $10,649,000    $ 8,291,000
     Oil volumes in barrels                248,000        460,000        500,000
     Oil price per barrel               $    12.20    $     23.15    $     16.58

Other Revenues
--------------
  Interest Income                       $3,693,000    $ 1,188,000    $   673,000
  Other Income                          $   18,000    $    30,000    $   108,000

For the year ended December 31, 2001 compared with the prior year
-----------------------------------------------------------------

North American Operations

      Domestic gross oil and gas revenues during 2001 relate primarily to Harken's continuing operations in the onshore and offshore areas of the Texas and Louisiana Gulf Coast and the Western and Panhandle regions of Texas.

      Domestic gas revenues increased 3% to $16.6 million during 2001 compared to $16.2 million for the prior year period due primarily to the increase in average gas prices received during the current year, as Harken received an overall average price of $4.33 per mcf of gas during 2001 compared to $4.03 per mcf received during 2000. Gas prices were particularly strong during the first half of 2001, but weakened during the fourth quarter of 2001. Gas production volumes during 2001 decreased slightly compared to the prior year period, despite the sales of certain producing properties, due to new production from Harken's drilling activity during the past twelve months, particularly from the Old Ocean field in the Texas Gulf Coast region and the Lake Raccourci and Lapeyrouse fields in southern Louisiana.

      Domestic oil revenues decreased 57% to $6.7 million during 2001 compared to $15.4 million during 2000 primarily due to the December 2000 sale of Harken Southwest Corporation, which owned and operated Harken's Four Corners area production and due to the second quarter 2001 sale of Harken's New Mexico operations. In addition, Harken's Gulf Coast oil production was reduced by temporary operational curtailments during the first quarter of 2001 at Harken's Main Pass area offshore Louisiana. Overall, domestic oil production volumes decreased 48% during the year compared to the prior year.

      Gas plant revenues during 2000 were derived through Harken Southwest Corporation, which was sold in December 2000.

      Domestic oil and gas operating expenses consist of lease operating expenses and production and reserve based taxes. Domestic oil and gas operating expenses decreased 23% to $9.3 million during 2001 compared to $12.1 million during the prior year primarily due to the above mentioned sales of producing properties. Oil and gas operating expenses decreased slightly per unit of production due to the replacement of sold producing fields with newly completed gas production. Harken continues to seek to sell a specific domestic field operation with high operating costs per barrel. Such efforts are intended to further reduce Harken's overall operating expenses per unit of production beginning early 2002.

      Harken expects that oil and gas production volumes generated as a result of the recent drilling activity together with the acquisition of the Republic Properties discussed above, will continue to help to mitigate the production decreases as a result of sales of non-strategic producing properties. Through March 26, 2002, however, average first quarter 2002 gas prices have remained lower than prices received in the prior year period. Harken's oil and gas revenues are highly dependent upon product prices, which Harken is unable to predict.

Middle American Operations

      Harken's Middle American operations are conducted through Global. Harken's Colombian oil revenues have decreased 22% from $10.6 million during 2000 to $8.3 million during 2001 due to a decrease in the average price received per barrel, which decreased from $23.15 during 2000 to $16.58 during 2001. During 2000 and 2001, Harken's Colombian production operations related primarily to Global's Bolivar and Alcaravan Association Contract areas.

      During 2000 and the first quarter of 2001, sales of production from Global's Estero #1 well on the Alcaravan Contract area were limited to approximately 1,000 gross barrels of oil per day due to pipeline constraints and pumping capacity. During the second quarter of 2001, Global took steps to resolve such limitations and, though it is currently producing approximately 1,900 gross barrels of oil per day, is now allowed to transport up to approximately 3,000 gross barrels of oil per day from both Estero #1 and Estero #2 wells. Estero #2 was completed during the first quarter of 2001, and produced throughout the remainder of the year, mitigating production declines related primarily to Global's Bolivar Contract area production. Global's production volumes during 2002 will continue to be dependent on existing well production, pumping efficiency, and security conditions.

      Middle American operating expenses have increased 26% from $2.3 million during 2000 to $2.9 million for 2001, primarily due to increases in transportation and security costs. During the third quarter of 2001, Global took steps to reduce operating expenses related to its producing fields in Colombia, which have resulted in operating expense reductions beginning in the fourth quarter of 2001.

Interest and Other Income

      Interest and other income decreased during 2001 compared to the prior year due to Harken's usage of cash for capital expenditures during 2000 and 2001, and due to lower yield rates on invested funds. Harken generated approximately $1.2 million of interest income during 2000, compared to approximately $673,000 of interest income during 2001. Additional decreases in Harken's cash balances could be mitigated or offset by additional capital sources.

Other Costs and Expenses

      General and administrative expenses decreased 18% during 2001 compared to 2000 primarily due to personnel reductions and efforts to improve administrative efficiency. Harken reduced the number of its employees by 34% during the year.

      Depreciation and amortization expense increased during 2001 compared to the prior year period primarily due to downward revisions during 2000 in Colombia proved reserves. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

      During the fourth quarter of 2001, due to reduced oil and gas prices at December 31, 2001, Harken recorded non-cash valuation allowances of approximately $14.4 million related to its domestic oil and gas properties and $4.3 million related to its Colombian oil properties. The valuation is based on the present value, discounted at ten percent, of Harken proved oil and gas reserves based on yearend prices. Subsequent increases in oil and gas prices as of March 27, 2002 were not considered in the calculation of the full cost valuation allowance.

      In March 2002, the Costa Rica environmental agency SETENA denied its approval of the requested environmental permit related to Harken's Costa Rica Contract. HCRH has filed an appeal related to this ruling by SETENA. In January 2002, the Costa Rica Constitutional Court rendered a published opinion in a suit that had been filed against another oil and gas operator and MINAE by certain environmental groups. In its opinion, in this case, the Constitutional Court of Costa Rica found, among other issues, that SETENA did not have the current authority to grant environmental permits. In addition, proposed legislation pending in the Costa Rica legislature seeks to abolish the Costa Rica government's rights to grant hydrocarbon exploration contracts. Due to the Costa Rica Constitutional Court decision discussed above, even though it did not directly involve HCRH or the Moin #2 well, as well as the pending legislation described above, Harken and Global believe that HCRH's appeal to SETENA for reconsideration of its denial of the requested permit, or any similar recourse, will be unsuccessful. Further, recent political developments in Costa Rica, in the opinion of Harken and Global, severely limit the opportunity for future oil and gas exploration in Costa Rica. These significant adverse developments have resulted in Harken and Global fully impairing its approximately $8.7 million investment in the Costa Rica project in its Consolidated Balance Sheet as of December 31, 2001.

      During the fourth quarter of 2001, Harken also reflected an impairment of approximately $3.2 million related to certain transportation facility costs related to Global's Bolivar Contract area in Colombia, as the carrying value of such facilities was in excess of estimates of future cash flows. Such estimated future cash flows were based on current production levels, future production expectations based on December 31, 2001 reserve estimates, projected locations of future wells to be drilled and the lack of a ready market to purchase such facilities. Harken continues to utilize transportation facilities related to its Alcaravan Contract area. Harken also reflected an impairment of approximately $1.6 million related to certain deferred transaction costs incurred by Global, primarily for certain merger transaction efforts which were a part of the restructuring of Harken's international assets. Such merger transaction efforts were terminated during the fourth quarter of 2001 and the corresponding transaction costs were charged to earnings. In addition, Harken reflected an impairment of $620,000 on certain Colombia oilfield equipment held by Global, as based on reduced drilling plans by Global, and the current low industry demand for such equipment in light of heightened Colombia security concerns, the carrying value of such inventory was in excess of estimated future cash flows from sale or use of such equipment.

      Interest and other expense decreased during 2001 compared to the prior year period primarily due to the repurchase and exchange of certain 5% European Notes during 2000 and 2001. Such decrease in net interest expense was despite the decrease in the amounts of interest capitalized to Harken's Colombian unevaluated property costs. In addition, during the first quarter of 2001, Harken expensed the remaining unamortized issuance costs related to the IFC project loan finance facility, which was terminated in May 2001.

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

Middle American Operations

      During 1999 and 2000, Middle American production operations consisted of production testing conducted on Global's Bolivar and Alcaravan Association Contract areas in Colombia. Colombian oil revenues during the year have increased 252% from $3.0 million during 1999 to $10.6 million during 2000 due to increased production volumes and higher oil prices. In addition, beginning November 1999 and May 2000, pursuant to specific negotiations with Ecopetrol, Harken began receiving Ecopetrol's working interest share of monthly Bolivar and Alcaravan Contract area production, respectively. As such, Harken received 80% of gross production, compared to only 40% during most of 1999.

      During 2000, Estero #1 well sales of production were limited to approximately 1,000 gross barrels of oil per day due to pipeline constraints and pumping capacity. The Catalina #1 and Olivo #1 wells on the Bolivar Contract area produced an average of a combined 800 gross barrels of oil per day during 2000.

      Due primarily to increased production, Middle American operating expenses have also increased from $1,214,000 during 1999 to $2,283,000 during 2000.

Interest and Other Income

      Interest and other income decreased during 2000 compared to the prior year due to Harken's usage of cash during 1999 and 2000 for capital expenditures, and the October 1999 purchase of certain development finance interests for $20 million. Harken generated approximately $3,693,000 of interest income during 1999, compared to approximately $1,188,000 of interest income during 2000. Harken's cash balances, which include investments in short-term marketable debt securities, increased during the last half of 2000 despite its capital expenditure activity due to the issuance of shares of Harken common and preferred stock, as well as from domestic property sales.

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

      During the fourth quarter of 2000, Harken recorded a non-cash valuation allowance on its Colombian oil and gas properties of $156,411,000. The valuation allowance is based upon the present value, discounted at ten percent, of Harken's Colombian reserves, which declined primarily due to a significant reduction in Harken's proved undeveloped reserves on its Bolivar Association Contract following the recently drilled Olivo #2 well in Colombia, which was drilled during late December 2000 and during the early part of the first quarter of 2001. To a lesser extent, Harken's proved producing reserve volumes were also reduced due to production information.

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

                         LIQUIDITY AND CAPITAL RESOURCES

      Harken's working capital at December 31, 2001 was approximately $3.4 million, compared to approximately $15.3 million at December 31, 2000. The decrease in working capital during the year resulted primarily from approximately $28.7 million of capital expenditures, which were funded partially by sales of domestic oil and gas properties totaling approximately $13.4 million. Assisted by strong oil and natural gas prices during the first half of 2001 Harken's operations generated approximately $7.7 million of cash flow during the year. Harken's cash resources at December 31, 2001 totaled approximately $8.5 million. Considering its existing cash resources and the potential additional capital sources listed below, Harken believes that it will have sufficient cash resources to fund all of its planned capital expenditures during 2002. Harken's ongoing exploration, development and acquisition efforts are expected to be funded through a combination of cash on hand, cash flows from operations, issuances or exchanges of debt or equity securities, or through cash provided by either existing or newly established financing arrangements.

      During 2001, Harken's Board of Directors approved a plan to restructure Harken's operations for the purpose of focusing Harken's resources more directly on domestic acquisition, exploration and development operations, particularly in the Gulf Coast region of Texas and Louisiana. Pursuant to this restructuring plan, the Board determined it to be in the shareholders' interest to implement such a plan to move Harken's interests in its Middle American operations, assets and obligations under a separate subsidiary with the name Global Energy Development Ltd. ("Global"), which would have the ability and capability to seek financing and other capital plans on its own. In March 2002, Global transferred all of its interests in its international and operations to, and obligations relating to such assets and operations were assumed by, a United Kingdom subsidiary, Global Energy Development PLC ("Global PLC") in exchange for 92.6% of Global PLC's common stock. Upon the completion of this exchange transaction, Global PLC then completed the listing of its common stock for trading on the AIM Exchange in London, and placed 7.4% of such stock in a placement to investors, including certain affiliates of Harken and Global. Global PLC is seeking additional financing and acquisition activities using its shares of its newly listed common stock. At March 27, 2002, Harken, through Global, owned 92.6% of Global PLC common stock.

Capital Sources

      During 2001, sales of certain domestic producing property interests generated cash proceeds of approximately $13.1 million. In February 2002, Harken sold certain additional domestic producing property interests for approximately $910,000. Harken is currently considering additional sales of producing properties that could generate additional cash proceeds.

      Harken's operating cash flows from its domestic oil and gas properties are being strengthened by recent successful drilling activity in southern Louisiana, which have begun to partially offset the reductions following the sales of producing properties consummated in late 2000 and during the first half of 2001. Recently completed wells, including the Thomas Cenac #1, the State Lease 1480 #2, the State Lease 14589 #3 and the State Lease 1480 #3, all began production in the last four months of 2001. In January 2002, a wholly-owned subsidiary of Harken signed an agreement to acquire the Republic Properties from Republic Resources, Inc., subject to approval by Republic's shareholders and debenture holders. The Republic Properties consist of 15 producing property interests located in southern Louisiana and the Texas Gulf Coast region. The Republic Properties to be acquired by Harken are in exchange for up to 2,645,500 of Harken common stock. The acquisition of the Republic Properties will supplement Harken's domestic operating cash flows beginning in the second quarter of 2002. Harken's domestic operating cash flows are particularly dependent on the price of natural gas, which Harken is unable to predict.

      Certain Harken subsidiaries entered into a three-year loan facility with Bank One, N.A. ("Bank One"), which is secured by certain of Harken's domestic oil and gas properties and a guarantee from Harken. The Bank One facility provides borrowings subject to a borrowing base (as defined by the Bank One facility), which was $12,400,000 as of December 31, 2001. The Bank One facility requires the Borrowers, as well as Harken, to maintain certain financial covenant ratios and requirements. For the quarter ended December 31, 2001, Harken and the Borrowers were each not in compliance with its respective debt service coverage ratio requirement. In March 2002, Harken and the Borrowers received a letter from Bank One waiving the Borrowers debt service coverage ratio requirement for the fourth quarter of 2001 and the first quarter of 2002, and waiving Harken's debt service coverage ratio requirement for the fourth quarter of 2001, deleting the requirement beginning in the first quarter of 2002 and adding a current ratio requirement beginning in the first quarter of 2002. In exchange, among other requirements, Bank One reduced the current borrowing base to $7,937,000, the amount of the current balance outstanding under the facility. Such borrowing base is scheduled to be re-determined by Bank One on May 1 and November 1 of each year in accordance with the facility agreement.

      Global's operating cash flows continue to be provided by ongoing production from its Alcaravan and Bolivar Contract areas in Colombia. Following the notification from Ecopetrol permitting Global to proceed with the sole-risk development of the Palo Blanco and Buturama fields, Global is now receiving Ecopetrol's share of production after royalty from its Colombia producing wells. Global anticipates that cash flows from its Colombian assets will be adequate to fund the capital needs, as well as the operating, administrative and management costs of its Middle American operations.

      As described above, the March 2002 application to trade on the AIM Exchange in London enables Harken, through Global, to seek additional financing and acquisition activities using shares of Global PLC common stock. Global PLC's ability to effectively use its common stock will be dependent upon the market value of its shares on the AIM Exchange. Global is also pursuing raising additional capital through potential sales of assets. Additional capital raised by Global would be used exclusively for Global's capital needs, as transfers to Harken would be limited or restricted.

      In addition to the above sources, Harken has and may continue to raise capital through the issuance of equity and convertible debt instruments, or through the exchange of existing instruments through transactions that provide Harken with additional capital. Such transactions may be affected, however, by the market value of Harken common stock. If the price of Harken common stock remains low or decreases, Harken's ability to utilize its stock for raising capital could be negatively affected.

Capital Commitments

      In light of reduced oil and gas prices, Harken's domestic operating strategy now includes efforts to increase its oil and gas reserves in North America through acquisitions, with a decreased emphasis on exploration and development drilling activities. Accordingly, Harken's domestic capital expenditure plans have been greatly reduced compared to the prior two year period. However, Harken's prospect inventory includes acreage which may hold up to 170 billion cubic feet equivalent of risked net reserve potential. Certain of these prospects may be drilled through joint venture arrangements, which Harken is currently pursuing in order to reduce its capital commitment, while maintaining its exposure to the reserve potential. Harken is actively pursuing various North American acquisition opportunities. Harken has focused its operating strategy to acquire, explore, and produce oil and gas properties located in the Gulf Coast region of Texas and Louisiana. Harken's primary need for capital is to fund these planned domestic exploration and development efforts. Harken anticipates domestic capital expenditures will total approximately $1.5 million during 2002. A majority of Harken's planned domestic capital expenditures are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Harken losing certain prospect acreage or reducing its interest in future exploration and development projects.

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

      Operational Contingencies -- Harken has accrued approximately $6.8 million at December 31, 2001 relating to operational or regulatory liabilities related to Harken's North American operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in a material adverse effect upon Harken's financial condition or operations taken as a whole.

      Harken's operations are subject to stringent and complex environmental laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations are subject to changes that may result in more restrictive or costly operations. Failure to comply with applicable environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties or injunctive relief. Global's international oil and gas exploration and production operations, including well drilling and seismic activities, require specific governmental environmental licenses and permits, the acquisition of which in the past have been subject to extensive delays. Global may continue to experience similar delays in the future. Failure to obtain these licenses and permits in a timely manner may prevent or delay Harken's and Global's operational plans.

      International Commitments--Terms of certain of the Association Contracts entered into between Global's subsidiary Harken de Colombia, Ltd. and Ecopetrol commit Global to perform certain activities in Colombia in accordance with a prescribed timetable. In addition, Global has certain scheduled capital expenditure commitments related to its TEA Agreements in Peru and Panama. Failure by Global to perform these activities as required could result in Global losing its rights under the particular contract, which could potentially have a material adverse effect on Harken's business. As of March 27, 2002, Global was in compliance with the requirements of each of the Association and TEA Contracts, as amended. In light of the political and regulatory developments in Costa Rica discussed above, Global is projecting no capital expenditure plans during 2002 with regard to the Costa Rica Contract.

      Consolidated Contractual Obligations -- The following table presents a summary of Harken's contractual obligations and commercial commitments as of December 31, 2001. The table excludes contractual obligations that are payable or redeemable with shares of Harken common stock. Harken has no off-balance sheet obligations other than those set forth below.

                                                    Payments Due by Period
                                 -----------------------------------------------------------------
                                 Less than
Contractual Cash Obligations     one year      1-3 years     4-5 years   Thereafter       Total
-----------------------------    ---------   -----------    ----------    ---------    -----------
Bank Credit Facility (1)         $     --    $ 7,900,000    $       --    $      --    $ 7,900,000
Operating Leases (2)              744,000      1,408,000     1,263,000           --      3,415,000
International Commitments (3)          --      2,500,000            --           --      2,500,000
Domestic Commitments                   --             --            --           --             --
                                 --------    -----------    ----------    ---------    -----------
Total Contractual Cash
Obligations                      $744,000    $11,808,000    $1,263,000    $      --    $13,815,000
                                 ========    ===========    ==========    =========    ===========

(1) Does not reflect impact of plans to modify or extend existing facility through refinancing.
(2)   Amount net of sublease arrangements in effect at December 31, 2001.
(3) Harken has historically negotiated certain modifications to international work program obligations which have extended or reduced capital commitments.

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

      Commodity Price Risk -- Harken is a producer of hydrocarbon commodities, including crude oil, condensate and natural gas. Consistent with the prior year, Harken uses oil and gas derivative financial instruments, limited to swaps, collars and options with maturities of 24 months or less, to mitigate its exposure to fluctuations in oil and gas commodity prices on future crude oil and natural gas production. Consistent with the prior year, Harken enters into no commodity derivative financial instruments other than those which are designed to be effective in mitigating commodity price risk of Harken's oil and gas production, and does not participate in speculative derivative trading. Harken uses the sensitivity analysis method to disclose its quantitative disclosure of commodity price risk exposure. Accordingly, Harken has evaluated the potential effect that near term changes in commodity prices would have had on the fair value of its commodity price risk sensitive financial instruments at year end 2001. Assuming a 20% increase in natural gas prices from actual prices at December 31, 2001, the potential decrease in the fair value of Harken's natural gas collar contract at December 31, 2001 would have been approximately $425,000. At December 31, 2001 Harken had no financial instrument risk exposure related to increases or decreases in crude oil prices.

      Interest Rate Risk - Consistent with the prior year, Harken invests cash in interest-bearing temporary investments of high quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a significant interest rate risk to Harken. Consistent with the prior year, Harken considers its interest rate risk exposure related to long-term debt obligations is also not significant, as at December 31, 2001 all but approximately $7,937,000 of Harken's financing obligations carry a fixed interest rate per annum. Harken has no open interest rate swaps agreements.

      Foreign Currency Exchange Rate Risk - Consistent with the prior year, Harken conducts international business in Colombia and Costa Rica and is subject to foreign currency exchange rate risk on cash flows related to sales, expenses, and capital expenditures. However, because predominately all material transactions in Harken's existing foreign operations are denominated in U.S. dollars, the U.S. dollar is the functional currency for all operations. Consistent with the prior year, exposure from transactions in currencies other than U.S. dollars is not considered material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following financial statements appear on pages 43 through 85 in this report.

                                                                            Page
                                                                            ----

Reports of Independent Auditors.............................................  43

Consolidated Balance Sheets -- December 31, 2000 and 2001...................  45

Consolidated Statements of Operations --
  Years ended December 31, 1999, 2000 and 2001..............................  46

Consolidated Statements of Stockholders' Equity --
  Years ended December 31, 1999, 2000 and 2001..............................  47

Consolidated Statements of Cash Flows --
  Years ended December 31, 1999, 2000 and 2001..............................  48

Notes to Consolidated Financial Statements..................................  49

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors.

Harken Energy Corporation

      We have audited the accompanying consolidated balance sheet of Harken Energy Corporation as of December 31, 2001, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harken Energy Corporation at December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                                                       ERNST & YOUNG LLP

Houston, Texas
March 25, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Harken Energy Corporation:

      We have audited the accompanying consolidated balance sheet of Harken Energy Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harken Energy Corporation and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                         ARTHUR ANDERSEN LLP

Houston, Texas
March 27, 2001

                            HARKEN ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                     December 31,
                                                                                           -------------------------------
                                                                                                2000             2001
                                                                                           -------------     -------------
Current Assets:
     Cash and temporary investments                                                        $  19,763,000     $   8,523,000
     Restricted cash                                                                             910,000           944,000
     Accounts receivable, net of allowance for uncollectible accounts                          7,160,000         3,248,000
          of $468,000 and $483,000 for 2000 and 2001, respectively
     Related party notes receivable                                                              169,000           169,000
     Prepaid expenses and other current assets                                                 1,142,000         1,361,000
                                                                                           -------------     -------------
         Total Current Assets                                                                 29,144,000        14,245,000

Property and Equipment:
     Oil and gas properties, using the full cost method of accounting:
         Evaluated                                                                           321,845,000       337,440,000
         Unevaluated                                                                          17,666,000         3,472,000
     Facilities and other property                                                            22,048,000        25,000,000
     Less accumulated depreciation and amortization                                         (250,598,000)     (287,577,000)
                                                                                           -------------     -------------
         Total Property and Equipment, net                                                   110,961,000        78,335,000
Other Assets, net                                                                              5,242,000         3,226,000
                                                                                           -------------     -------------
                                                                                           $ 145,347,000     $  95,806,000
                                                                                           =============     =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Trade payables                                                                        $   3,106,000     $   2,664,000
     Accrued liabilities and other                                                             8,819,000         6,197,000
     Revenues and royalties payable                                                            1,952,000         2,006,000
                                                                                           -------------     -------------
         Total Current Liabilities                                                            13,877,000        10,867,000

Convertible Notes Payable                                                                     69,940,000        51,388,000
Bank Credit Facilities                                                                         9,937,000         7,937,000
Accrued Preferred Stock Dividends                                                                376,000         3,942,000
Other Long-Term Obligations                                                                    4,541,000         5,458,000
Commitments and Contingencies (Note 15)

Stockholders' Equity:
     Series G1 Preferred Stock, $1.00 par value; $100 liquidation value; 240,000 and 700,000 shares authorized, respectively; 158,155 and 446,417
         shares outstanding, respectively                                                        158,000           446,000
     Series G2 Preferred Stock, $1.00 par value; $100 liquidation value, 400,000 shares
         authorized; 95,300 shares outstanding at December 31, 2001                                   --            95,000
     Common stock, $0.01 par value; 225,000,000 shares authorized;
         17,699,110 and 18,713,038 shares issued, respectively                                   177,000           187,000
     Additional paid-in capital                                                              371,546,000       385,710,000
     Accumulated deficit                                                                    (324,886,000)     (369,087,000)
     Accumulated other comprehensive income                                                      134,000           296,000
     Treasury stock, at cost, 89,750 and 542,900 shares held, respectively                      (453,000)       (1,433,000)
                                                                                           -------------     -------------
         Total Stockholders' Equity                                                           46,676,000        16,214,000
                                                                                           -------------     -------------
                                                                                           $ 145,347,000     $  95,806,000
                                                                                           =============     =============

         The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                            HARKEN ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Year Ended December 31,
                                                      ------------------------------------------------
                                                           1999             2000              2001
                                                      -------------     -------------     ------------
Revenues:
  Oil and gas operations                              $  19,745,000     $  43,177,000     $ 31,642,000
  Interest and other income                               3,711,000         1,218,000          781,000
                                                      -------------     -------------     ------------
                                                         23,456,000        44,395,000       32,423,000
                                                      -------------     -------------     ------------
Costs and Expenses:
  Oil and gas operating expenses                          8,935,000        14,379,000       12,204,000
  General and administrative expenses, net               11,043,000        13,223,000       10,830,000
  Depreciation and amortization                           6,848,000        13,649,000       15,254,000
  Full cost valuation allowance                                  --       156,411,000       18,669,000
  Provision for asset impairments                         1,599,000                --       14,102,000
  Interest expense and other, net                         7,296,000         5,297,000        4,663,000
  Charge for European Note conversion                            --         2,068,000               --
                                                      -------------     -------------     ------------
                                                         35,721,000       205,027,000       75,722,000
                                                      -------------     -------------     ------------
          Loss before income taxes                    $ (12,265,000)    $(160,632,000)    $(43,299,000)
Income tax expense                                           30,000            39,000          699,000
                                                      -------------     -------------     ------------
          Loss before extraordinary items             $ (12,295,000)    $(160,671,000)    $(43,998,000)
Extraordinary item-gain on repurchase of
    European Notes                                               --         7,745,000        2,975,000
Extraordinary item-charge for reduction of
    unamortized issuance costs                             (550,000)           (7,000)              --
                                                      -------------     -------------     ------------
          Net loss                                    $ (12,845,000)    $(152,933,000)    $(41,023,000)
                                                      =============     =============     ============
Accretion/dividends related to preferred stock           (8,427,000)         (376,000)      (3,178,000)
                                                      -------------     -------------     ------------
          Net loss attributed to common stock         $ (21,272,000)    $(153,309,000)    $(44,201,000)
                                                      =============     =============     ============
Basic and diluted loss per common share:
  Loss per common share before extraordinary items    $       (1.44)    $       (9.55)    $      (2.61)
  Extraordinary item-gain on repurchase of
    European Notes                                               --              0.46             0.16
  Extraordinary item-charge for reduction of
    unamortized issuance costs                                (0.04)            (0.00)              --
                                                      -------------     -------------     ------------
  Loss per common share                               $       (1.48)    $       (9.09)    $      (2.45)
                                                      =============     =============     ============
  Weighted average shares outstanding                    14,413,517        16,863,610       18,063,584
                                                      =============     =============     ============

         The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                            HARKEN ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                              Additional
                                           G1 Preferred      G2 Preferred       Common         Paid-In
                                               Stock            Stock            Stock         Capital
                                           ------------      ------------     ---------     -------------
Balance, December 31, 1998                   $  15,000        $     --        $ 135,000     $ 328,711,000
  Issuance of common stock, net                     --              --           10,000        20,657,000
  Conversions of Development Finance
     Obligation                                     --              --           11,000        22,096,000
  Accretion of preferred stock                      --              --               --         8,427,000
  Treasury shares purchased                         --              --               --                --
  Redemption of preferred stock                (15,000)             --               --       (25,269,000)
  Settlement of property purchase
     acquisition                                    --              --               --        (3,985,000)
  Net loss                                          --              --               --                --
                                             ---------        --------        ---------     -------------
Balance, December 31, 1999                          --              --          156,000       350,637,000
  Issuance of common stock, net                     --              --           13,000         7,768,000
  Exchange of European Notes                        --              --            3,000         7,870,000
  Issuance of preferred stock, net             158,000              --               --         7,609,000
  Preferred stock dividends                         --              --               --                --
  Repurchase of Benz Convertible Notes              --              --               --           639,000
  Treasury shares purchased                         --              --               --                --
  Cancellations of treasury shares                  --              --           (2,000)       (4,514,000)
  Conversions of Development Finance
  Obligation                                        --              --            7,000         1,537,000
  Net loss                                          --              --               --                --
                                             ---------        --------        ---------     -------------
Balance, December 31, 2000                     158,000              --          177,000       371,546,000
  Issuance of common stock, net                     --              --            6,000            95,000
  Issuance of preferred stock, net             336,000          96,000               --        14,024,000
  Preferred stock dividends                         --              --               --                --
  Purchase of treasury stock                        --              --               --                --
  Conversions of preferred stock               (48,000)         (1,000)           4,000            45,000
  Comprehensive income:
     Cumulative effect of change in
        accounting principle                        --              --               --                --
     Net change in derivative fair
        value                                       --              --               --                --
     Reclasification of derivative
        fair value into earnings                    --              --               --                --
     Net loss                                       --              --               --                --
                                             ---------        --------        ---------     -------------
Balance, December 31, 2001                   $ 446,000        $ 95,000        $ 187,000     $ 385,710,000
                                             =========        ========        =========     =============

                                                                                Accumulated
                                                                                   Other
                                             Treasury         Accumulated      Comprehensive
                                               Stock             Deficit           Income             Total
                                           -------------     -------------     -------------     -------------
Balance, December 31, 1998                 $  (2,552,000)    $(150,305,000)    $     134,000     $ 176,138,000
  Issuance of common stock, net                       --                --                --        20,667,000
  Conversions of Development Finance
     Obligation                                       --                --                --        22,107,000
  Accretion of preferred stock                        --        (8,427,000)               --                --
  Treasury shares purchased                   (1,964,000)               --                --        (1,964,000)
  Redemption of preferred stock                       --                --                --       (25,284,000)
  Settlement of property purchase
     acquisition                                      --                --                --        (3,985,000)
  Net loss                                            --       (12,845,000)               --       (12,845,000)
                                           -------------     -------------     -------------     -------------
Balance, December 31, 1999                    (4,516,000)     (171,577,000)          134,000       174,834,000
  Issuance of common stock, net                       --                --                --         7,781,000
  Exchange of European Notes                          --                --                --         7,873,000
  Issuance of preferred stock, net                    --                --                --         7,767,000
  Preferred stock dividends                           --          (376,000)               --          (376,000)
  Repurchase of Benz Convertible Notes                --                --                --           639,000
  Treasury shares purchased                     (453,000)               --                --          (453,000)
  Cancellations of treasury shares             4,516,000                --                --                --
  Conversions of Development Finance
  Obligation                                          --                --                --         1,544,000
  Net loss                                            --      (152,933,000)               --      (152,933,000)
                                           -------------     -------------     -------------     -------------
Balance, December 31, 2000                      (453,000)     (324,886,000)          134,000        46,676,000
  Issuance of common stock, net                       --                --                --           101,000
  Issuance of preferred stock, net                    --                --                --        14,456,000
  Preferred stock dividends                           --        (3,178,000)               --        (3,178,000)
  Purchase of treasury stock                    (980,000)               --                --          (980,000)
  Conversions of preferred stock                      --                --                --                --
  Comprehensive income:
     Cumulative effect of change in
        accounting principle                          --                --        (3,025,000)
     Net change in derivative fair
        value                                         --                --         1,553,000
     Reclasification of derivative
        fair value into earnings                      --                --         1,634,000
                                                                               -------------
     Net loss                                         --       (41,023,000)          162,000       (40,861,000)
                                           -------------     -------------     -------------     -------------
Balance, December 31, 2001                 $  (1,433,000)    $(369,087,000)    $     296,000     $  16,214,000
                                           =============     =============     =============     =============


         The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements

                HARKEN ENERGY CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                   Year Ended December 31,
                                                                      ------------------------------------------------
                                                                          1999              2000             2001
                                                                      -------------     -------------     ------------
Cash flows from operating activities:
    Net loss                                                          $ (12,845,000)    $(152,933,000)    $(41,023,000)
      Adjustments to reconcile net loss to net cash
             provided by (used in) operating activities:
        Depreciation and amortization                                     6,848,000        13,649,000       15,254,000
        Full cost valuation allowance                                            --       156,411,000       18,669,000
        Provision for asset impairments                                   1,599,000                --       14,102,000
        Charge for European Note conversion                                      --         2,068,000               --
        Provision for doubtful acccunts                                          --                --               --
        Amortization of issuance and finance costs                          765,000         1,785,000        1,084,000
        Extraordinary items                                                 550,000        (7,738,000)      (2,975,000)

      Change in assets and liabilities, net of companies acquired:
        (Increase) decrease in accounts receivable                       (1,780,000)       (2,307,000)       3,181,000
        Increase (decrease) in trade payables and other                  (1,090,000)        1,774,000         (597,000)
                                                                      -------------     -------------     ------------
            Net cash provided by (used in) operating activities          (5,953,000)       12,709,000        7,695,000
                                                                      -------------     -------------     ------------

Cash flows from investing activities:
        Proceeds from sales of assets                                     2,358,000         7,045,000       13,390,000
        Capital expenditures, net                                       (60,572,000)      (28,073,000)     (28,677,000)
        Deconsolidation of subsidiary                                            --                --         (668,000)
        Cash received from acquired subsidiary                              261,000                --               --
        Proceeds from collection of notes receivable                         98,000                --               --
                                                                      -------------     -------------     ------------
            Net cash used in investing activities                       (57,855,000)      (21,028,000)     (15,955,000)
                                                                      -------------     -------------     ------------

Cash flows from financing activities:
        Proceeds from issuances of common stock, net                         47,000         7,710,000               --
        Repayments of notes payable and long-term obligations           (23,750,000)      (12,003,000)      (2,140,000)
        Proceeds from issuance of preferred stock, net                           --         7,767,000               --
        Proceeds from collection of note receivable                              --                --          140,000
        Redemption of preferred stock                                   (25,284,000)               --               --
        Treasury shares purchased                                        (1,964,000)         (453,000)        (980,000)
        Payments for financing costs                                     (1,174,000)         (551,000)              --
                                                                      -------------     -------------     ------------
           Net cash provided by (used in) financing activities          (52,125,000)        2,470,000       (2,980,000)
                                                                      -------------     -------------     ------------

Net decrease in cash and temporary investments                         (115,933,000)       (5,849,000)     (11,240,000)

Cash and temporary investments at beginning of year                     141,545,000        25,612,000       19,763,000
                                                                      -------------     -------------     ------------
Cash and temporary investments at end of year                         $  25,612,000     $  19,763,000     $  8,523,000
                                                                      =============     =============     ============

           The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                            HARKEN ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform with the 2001 presentation.

      Statement of Cash Flows -- For purposes of the Consolidated Statements of Cash Flows, Harken considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Harken paid cash for interest in the amounts of $4,508,000, $5,046,000 and $3,720,000 during 1999, 2000 and 2001, respectively. All significant non-cash investing and financing activities are discussed in Notes 2, 7 and 8 - Mergers, Acquisitions and Dispositions, Convertible Notes Payable and Stockholders' Equity.

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

      In accordance with the full cost accounting method for oil and gas properties, Harken reflected valuation allowances during each of the two years ended December 31, 2001 related to the amount of net capitalized costs of evaluated oil and gas properties in excess of the present value of Harken's oil and gas reserves. See Note 4 - Oil and Gas Properties for further discussion.

      Other Assets -- Harken includes in other assets certain deferred commissions and issuance costs associated with the European Convertible Notes Payable and bank credit facility, as well as oilfield material and equipment inventory. At December 31, 2000, other assets included $2,234,000 of deferred issuance costs, net of $2,626,000 of accumulated amortization, and $2,104,000 of oilfield material and equipment inventory. At December 31, 2001, other assets included deferred issuance costs of $771,000, net of $1,612,000 of accumulated amortization, $1,271,000 of oilfield material and equipment inventory and $767,000 of deferred transaction costs primarily related to Harken's international restructuring.

      Middle American Operations -- Harken's Middle American operations include oil and gas exploration and development efforts in Colombia, Costa Rica, Peru and Panama pursuant to certain Association and Concession Contracts. Such Middle American assets, obligations and operations were transferred to a new subsidiary, Global Energy Development Ltd. ("Global") during 2001 as part of a Restructuring Plan to allow Global to seek financing and capital plans on its own. See further discussion at Note 5 - Middle American Operations. Harken accounts for its Middle America activities using the United States dollar as the functional currency as significant exploration expenditures have typically been denominated in U.S. dollars. See further discussion at Notes 4 and 14 -- Oil and Gas Properties and Oil and Gas Disclosures.

      Capitalization of Interest -- Harken capitalizes interest on certain oil and gas exploration and development costs which are classified as unevaluated costs, or which have not yet begun production, and has capitalized interest on certain costs associated with facilities under construction. During 1999, Harken recorded interest expense of $7,169,000, net of $4,133,000 of interest which was capitalized to Harken's oil and gas properties. During 2000, Harken recorded interest expense of $5,353,000, net of $2,536,000 of interest which was capitalized to Harken's oil and gas properties. During 2001, Harken recorded interest expense of $4,435,000, net of $963,000 of interest which was capitalized to Harken's oil and gas properties.

      General and Administrative Expenses -- Harken reflects general and administrative expenses net of operator overhead charges and other amounts billed to joint interest owners. General and administrative expenses are net of $108,000, $362,000 and $372,000 for such amounts during 1999, 2000 and 2001, respectively.

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

      In March 2002, the Costa Rica environmental agency SETENA denied its approval of the requested environmental permit related to Harken's Costa Rica Contract. HCRH has filed an appeal related to this ruling by SETENA. In January 2002, the Costa Rica Constitutional Court rendered a published opinion in a suit that had been filed against another oil and gas operator and the Costa Rican ministry of Environment and Energy ("MINAE") by certain environmental groups. In its opinion, in this case, the Constitutional Court of Costa Rica found, among other issues, that SETENA did not have the current authority to grant environmental permits. In addition, proposed legislation pending in the Costa Rica legislature seeks to abolish the Costa Rica government's rights to grant hydrocarbon exploration contracts. Due to the Costa Rica Constitutional Court decision, discussed above, even though it did not directly involve HCRH or the Moin #2 well, as well as the pending legislation described above, Harken and Global believe that HCRH's appeal to SETENA for reconsideration of its denial of the requested permit, or any similar recourse, will be unsuccessful. Further, recent political developments in Costa Rica, in the opinion of Harken and Global, severely limit the opportunity for future oil and gas exploration in Costa Rica. These significant adverse developments have resulted in Harken and Global fully impairing its investment in the Costa Rica project in its Consolidated Balance Sheet as of December 31, 2001.

      During the fourth quarter of 2001, Harken also reflected an impairment of approximately $3.2 million related to certain transportation facility costs related to Global's Bolivar Contract area in Colombia, as the carrying value of such facilities was in excess of estimates of future cash flows. Such estimated future cash flows were based on current production levels, future production expectations based on December 31, 2001 reserve estimates, projected locations of future wells to be drilled and the lack of a ready market to purchase such facilities. Harken continues to utilize transportation facilities related to its Alcaravan Contract area. Harken also reflected an impairment of approximately $1.6 million related to certain deferred transaction costs incurred by Global, primarily for certain merger transaction efforts related to the restructuring of Harken's international assets. Such merger transaction efforts were terminated during the fourth quarter of 2001 and the corresponding transaction costs were charged to earnings. In addition, Harken reflected an impairment of $620,000 on certain Colombia oilfield equipment held by Global, as based on reduced drilling plans by Global, and the current low industry demand for such equipment in light of heightened Colombia security concerns, the carrying value of such inventory was in excess of estimated future cash flows from sale or use of such equipment.

A summary of Harken's Provision for Asset Impairments for the years ended December 31, 1999, 2000 and 2001 are as follows:

                                                     Year Ended December 31,
                                                --------------------------------
                                                 1999         2000         2001
                                                ------      -------      -------
Colombia Oilfield Equipment                     $1,599      $    --      $   620
Costa Rica Investment                               --           --        8,761
Colombia Transportation Facilities                  --           --        3,161
Transaction Costs                                   --           --        1,560
                                                ------      -------      -------
                                                $1,599      $    --      $14,102
                                                ======      =======      =======

      Revenue Recognition - Harken reflects its oil and gas operations revenues using the sales method. There are no significant gas balancing arrangements or obligations related to Harken's operations.

      Commodity Derivative Financial Instruments -- Harken has entered into certain commodity derivative instruments which are effective in mitigating commodity price risk associated with a portion of its crude oil and natural gas production and cash flows. Accordingly, Harken applies hedge accounting for those commodity derivative instruments whereby monthly cash settlements of oil and gas price derivatives or the amortization of oil and gas option premiums paid are reported as a component of revenue and cash flows from operations. Settlements of oil and gas price derivatives are based on the difference between the fixed derivative price and the New York Mercantile Exchange closing prices for each month during the life of the contracts. Gains or losses attributable to the termination of a swap or option contract are deferred and recognized in revenue when the hedged crude oil or natural gas is sold. Effective January 1, 2001, Harken adopted Statement of Financial Accounting Standard No. 133, " Accounting for Derivative Instruments and Hedging Activities." For further discussion, see Note 12 -- Hedging Activities.

      Recently Issued Accounting Pronouncements -- In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" and Statement No. 142 "Goodwill and Other Intangible Assets," which change the accounting for business combinations and for goodwill and intangible assets by eliminating the use of the pooling of interests method for all business combinations completed after June 30, 2001, and by eliminating amortization of goodwill. Statement No. 142 also establishes new criteria, effective for fiscal years beginning after December 15, 2001, to determine whether an acquired intangible asset should be recognized separately from goodwill. Harken will adopt the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. It is not anticipated that FASB Statement No. 141 or 142 will have a significant impact on Harken's results of operations or financial position.

      In June 2001, the FASB issued Statement No. 143 " Accounting for Asset Retirement Obligations" which will become effective for fiscal years beginning after June 15, 2002. The new standard requires companies to record a liability for the fair value of asset retirement obligations in the period in which the obligation arises. It is not anticipated that FASB Statement No. 143 will have a significant impact on Harken's results of operations or financial position.

      In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which will become effective for fiscal years beginning after December 15, 2001. The new standard modifies and extends existing requirements for accounting for asset disposals to include disposals of a segment of a business accounted for as a discontinued operation. It is not anticipated that FASB Statement No. 144 will have a significant impact on Harken's results of operations or financial position.

(2) MERGERS, ACQUISITIONS AND DISPOSITIONS

      Merger with XPLOR -- On August 19, 1999, Harken executed a merger agreement with XPLOR Energy, Inc. ("XPLOR") whereby XPLOR became a wholly-owned subsidiary of Harken. XPLOR explores for, develops and produces oil and gas reserves domestically. The assets of XPLOR consisted primarily of oil and gas property interests located along the Texas and Louisiana Gulf Coasts along with a significant amount of additional exploratory acreage. Under the terms of the merger agreement, the holders of the outstanding shares of the preferred stock of XPLOR converted their stock into 750,000 shares of Harken common stock, and also received 233,607 warrants for the purchase of Harken common stock at $25.00 per share. Additionally, Harken assumed $14,200,000 of bank debt secured by the oil and gas properties of XPLOR. No further consideration was issuable under this transaction to any other class of stock of XPLOR and all outstanding shares of XPLOR stock were cancelled under the merger agreement. The merger with XPLOR was accounted for under the purchase method of accounting.

      Acquisition of Benz Prospects -- On December 30, 1999, pursuant to a Purchase and Sale Agreement and other related agreements, Harken, along with Harken Gulf Exploration Company, a wholly-owned subsidiary, purchased oil and gas leases covering nine exploration prospect areas (the "Benz Prospects") covering approximately 51,000 net acres plus certain other assets from Benz Energy, Incorporated ("Benz"). The prospects included interests in acreage in the Cotton Valley Reef, Wilcox and Frio Trends in Texas and the Salt Dome and Salt Ridge Basins of Mississippi. In exchange for the prospects, Harken issued 5% subordinated notes (the "Benz Convertible Notes") with a face value of $12 million, which are convertible into Harken common stock at a conversion price of $65.00 per share and originally were to mature on May 26, 2003. See Note 7 - Convertible Notes Payable for further discussion of the Benz Convertible Notes.

      Benz retained a 20% reversionary interest, subject to the Benz Prospects achieving payout as defined in the Purchase and Sale Agreement. Also, pursuant to the agreements, a former officer of Benz may annually earn additional purchase price consideration based on 20% of the project reserve value, as defined, as of December 31, 2000, 2001 and 2002 less total project costs, as defined, related to the Benz Prospects. Pursuant to the agreement, in April 2001 Harken issued 263,301 shares of Harken common stock relating to this additional purchase price consideration based on the reserve value of the Benz Prospects as of December 31, 2000. No such consideration will be required based on the reserve value of the Benz Prospects as of December 31, 2001. In addition, in connection with the acquisition of the Benz Prospects, Harken entered into a consulting agreement with a former officer of Benz whereby Harken paid a monthly consulting fee of $100,000 through December 31, 2000 in exchange for consulting services related to the Benz Prospects. See Note 11 -- Related Party Transactions for a discussion of the relationship that existed between Harken and Benz.

      Sale of Harken Southwest Corporation -- On December 21, 2000, a wholly-owned subsidiary of Harken sold its interest in Harken Southwest Corporation ("HSW") to Rim Southwest Holding Corporation (the "Buyer") for approximately $3,000,000 cash, subject to certain adjustments. HSW owned and operated interests in a total of 23 oil wells and six gas wells in the Paradox Basin in the Four Corners area of Arizona, Utah and New Mexico and owned a non-operated interest in the Aneth Gas Plant, a gas processing plant located in the Paradox Basin. HSW's operations were primarily concentrated on the 16 million acre Navajo Indian Reservation through two operating agreements with the Navajo Tribe of Indians.

      Sales of Certain Producing Property Interests -- During the fourth quarter of 2000, Harken, through certain wholly-owned subsidiaries, sold its interest in 30 selected oil and gas properties located in New Mexico, Texas and Louisiana for a total of approximately $2,362,000. During 2001, certain wholly-owned subsidiaries of Harken sold certain interests in oil and gas producing properties located in Texas, Arkansas, New Mexico and Louisiana for approximately $13,090,000 cash. Subsequent to December 31, 2001, in February 2002, Harken sold an additional interest in an oil and gas producing property located in Texas for approximately $910,000.

      Acquisition of Republic Properties -- On January 30, 2002, a wholly-owned subsidiary of Harken signed an agreement to acquire certain property interests (the "Republic Properties") from Republic Resources, Inc., ("Republic") subject to approval by Republic's shareholders and debenture holders. The Republic Properties consist of 15 producing property interests located in southern Louisiana and the Texas Gulf Coast region. The Republic Properties to be acquired by Harken are in exchange for Harken common stock having a value of $2,645,500 based on the average reported closing price for Harken common stock for the 20 trading days prior to the Closing Date, subject to a maximum of 2,645,500 shares to be issued. In addition, the Purchase and Sale Agreement also provides for contingent additional consideration of cash or additional shares of Harken common stock to be paid within 45 days after December 31, 2003, based on a defined calculation to measure the appreciation of the reserve value of the Republic Properties.

      Pro Forma Information --The following unaudited pro forma combined condensed statement of operations for the year ended December 31, 1999 gives effect to the merger with XPLOR and the issuance of the Benz Convertible Notes as if each had been consummated at January 1, 1999. The following unaudited pro forma combined condensed statement of operations for the year ended December 31, 2000 gives effect to the acquisition of the Republic Properties, the sale of Harken Southwest Corporation and the sale of certain producing property interests consummated during 2000, 2001 and 2002 as if each had been consummated at January 1, 2000. The following unaudited pro forma combined condensed statement of operations for the year ended December 31, 2001 gives effect to the acquisition of the Republic Properties and the sale of certain producing property interests consummated during 2001 and 2002 as if each had been consummated at January 1, 2001.

      The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transactions been consummated at the dates indicated, nor are they indicative of future operating results. The unaudited pro forma data does not reflect the effect of the capitalization of certain amounts of interest on the Benz Convertible Notes or the interest income earned from proceeds from asset sales.

              Pro Forma Combined Condensed Statement of Operations
                      For the Year Ended December 31, 1999
                                   (unaudited)

                                                                            Period from
                                                                          January 1, 1999
                                                                          to Closing Date
                                                                             of Merger
                                                                          ----------------
                                                            Harken             XPLOR          Pro Forma
                                                            Actual             Actual         Adjustments       Pro Forma
                                                         ------------     ----------------    -----------      ------------
Oil and gas revenue                                      $     19,745          $ 5,261        $       --       $     25,006
Other revenues                                                  3,711               79                --              3,790
                                                         ------------          -------        ----------       ------------
     Total Revenues                                            23,456            5,340                --             28,796
                                                         ------------          -------        ----------       ------------
Oil and gas operating expenses                                  8,935            2,535                --             11,470
General and administrative expenses, net                       11,043            1,543                --             12,586
Depreciation and amortization                                   6,848            2,735(1)           (596)             8,987
Provision for asset impairments                                 1,599               --                --              1,599
Interest expense and other, net                                 7,296              708(2)            600              8,604
                                                         ------------          -------        ----------       ------------
     Total Expenses                                            35,721            7,521                 4             43,246
                                                         ------------          -------        ----------       ------------
Income tax expense                                                 30               --                --                 30
                                                         ------------          -------        ----------       ------------
Loss before extraordinary item                           $    (12,295)         $(2,181)       $       (4)      $    (14,480)
Extraordinary item                                               (550)              --                --               (550)
                                                         ------------          -------        ----------       ------------
Net loss                                                 $    (12,845)         $(2,181)       $       (4)      $    (15,030)
                                                         ------------          -------        ----------       ------------
Accretion related to preferred stock                           (8,427)              --                --             (8,427)
                                                         ------------          -------        ----------       ------------
Net loss atributed to common stock                       $    (21,272)         $(2,181)       $       (4)      $    (23,457)
                                                         ============          =======        ==========       ============
Basic and diluted loss per common share                  $      (1.48)                                         $      (1.58)
                                                         ============                                          ============
Weighted average common shares outstanding                 14,413,517                                            14,886,119
                                                         ============                                          ============

Pro Forma Adjustments - Pro Forma Combined Condensed Statement of Operations - Year Ended December 31, 1999

(1) Pro forma entry to adjust actual depreciation and amortization expense on oil and gas properties for the acquired interests to the depreciation and amortization expense calculated on a consolidated basis.
(2) Pro forma entry to reflect interest expense incurred on the Benz Convertible Notes.

                       Pro Forma Combined Condensed Statement of Operations
                         For the Year Ended December 31, 2000
                                     (unaudited)

                                                                   Harken              Pro Forma
                                                                   Actual             Adjustments        Pro Forma
                                                               ------------          ------------       ------------
Oil and gas revenue                                            $     43,177          $  (4,512)(1)      $     33,236
                                                                                        (8,829)(2)
                                                                                         3,400 (3)
Other revenues                                                        1,218                                    1,218
                                                               ------------          ---------          ------------
     Total Revenues                                                  44,395             (9,941)               34,454
                                                               ------------          ---------          ------------
Oil and gas operating expenses                                       14,379             (1,787)(1)            10,915
                                                                                        (2,288)(2)
                                                                                           611 (3)
General and administrative expenses, net                             13,223               (235)(1)            12,988
Depreciation and amortization                                        13,649               (820)(1)            11,344
                                                                                        (2,241)(2)
                                                                                           756 (3)
Valuation allowance                                                 156,411                                  156,411
Interest expense and other, net                                       5,297                                    5,297
Charge for European Notes conversion                                  2,068                                    2,068
                                                               ------------          ---------          ------------
     Total Expenses                                                 205,027             (6,004)              199,023
                                                               ------------          ---------          ------------
Income tax expense                                                       39                                       39
                                                               ------------          ---------          ------------
Loss before extraordinary item                                 $   (160,671)         $  (3,937)         $   (164,608)
Extraordinary item, net                                               7,738                                    7,738
                                                               ------------          ---------          ------------
Net loss                                                       $   (152,933)         $  (3,937)         $   (156,870)
                                                               ------------          ---------          ------------
Preferred stock dividends                                              (376)                                    (376)
                                                               ------------          ---------          ------------
Net loss atributed to common stock                             $   (153,309)         $  (3,937)         $   (157,246)
                                                               ============          =========          ============
Basic and diluted loss per common share                        $      (9.09)                            $      (8.06)
                                                               ------------          ---------          ------------
Weighted average common shares outstanding                       16,863,610                               19,509,110
                                                               ============          =========          ============

Pro Forma Adjustments - Pro Forma Combined Condensed Statement of Operations - Year Ended December 31, 2000

(1) Pro forma entry to adjust oil and gas revenues, operating expenses, general and administrative expenses and depreciation and amortization to reflect the sale of Harken Southwest Corporation.
(2) Pro forma entry to adjust oil and gas revenues, operating expenses and depreciation and amortization to reflect the sale of certain producing property interests.
(3) Pro forma entry to adjust oil and gas revenues, operating expenses and depreciation and amortization to reflect the purchase of the Republic Properties.

              Pro Forma Combined Condensed Statement of Operations
                      For the Year Ended December 31, 2001
                                   (unaudited)

                                                     Harken           Pro Forma
                                                     Actual           Adjustments          Pro Forma
                                                  ------------       ------------          ---------
Oil and gas revenue                               $     31,642       $     (3,678)(1)    $   30,315
                                                                            2,351 (2)
Other revenues                                             781                                  781
                                                  ------------       ------------        ----------
     Total Revenues                                     32,423             (1,327)           31,096
                                                  ------------       ------------        ----------
Oil and gas operating expenses                          12,204               (927)(1)        11,700
                                                                              423 (2)
General and administrative expenses, net                10,830                               10,830
Depreciation and amortization                           15,254             (1,159)(1)        14,897
                                                                              802 (2)
Full cost valuation allowance                           18,669                               18,669
Provision for asset impairments                         14,102                               14,102
Interest expense and other, net                          4,663                                4,663
                                                  ------------       ------------        ----------
     Total Expenses                                     75,722               (861)           74,861
                                                  ------------       ------------        ----------
Income tax expense                                         699                                  699
                                                  ------------       ------------        ----------
Loss before extraordinary item                    $    (43,998)      $       (466)       $  (44,464)
Extraordinary item                                       2,975                                2,975
                                                  ------------       ------------        ----------
Net loss                                          $    (41,023)      $       (466)       $  (41,489)
Preferred stock dividends                               (3,178)                              (3,178)
                                                  ------------       ------------        ----------
Net loss atributed to common stock                $    (44,201)      $       (466)       $  (44,667)
                                                  ============       ============        ==========
Basic and diluted loss per common share           $      (2.45)                          $    (2.16)
                                                  ------------                           ----------
Weighted average common shares outstanding          18,063,584                           20,709,084
                                                  ============                           ==========

Pro Forma Adjustments - Pro Forma Combined Condensed Statement of Operations - Year Ended December 31, 2001

(1) Pro forma entry to adjust oil and gas revenues, operating expenses and depreciation and amortization to reflect sale of certain producing properties.
(2) Pro forma entry to adjust oil and gas revenues, operating expenses and depreciation and amortization to reflect the purchase of the Republic Properties.

(3) INVESTMENTS

      Included within cash and temporary investments at December 31, 2000 and 2001 are certain investments in marketable debt securities and money market accounts having maturities of sixty days or less. The cost of such investments totaled $13,944,000 and $4,637,000 as of December 31, 2000 and 2001,
respectively, with cost approximating fair value. Harken management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Such debt securities are classified as held-to-maturity as Harken has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. During 2000 and 2001, Harken held no securities which were classified as available-for-sale or trading.

      In addition, at December 31, 2000 and 2001, Harken held an investment in 66,903 shares of Benz Series II preferred stock and Benz Notes with a face value of $3,967,000, but has reflected no carrying value for these securities.

(4) OIL AND GAS PROPERTIES

      Harken follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, development and production of oil and gas reserves. Under this method, all costs, including internal costs, directly related to acquisition, exploration and development activities are capitalizable as oil and gas property costs. Harken capitalized $5,411,000, $3,196,000 and $1,850,000 of internal costs directly related to these activities in 1999, 2000 and 2001, respectively. Such costs include certain office and personnel costs of Harken's international and domestic exploration field offices and do not include any corporate overhead. Harken also accrues costs of dismantlement, restoration and abandonment to the extent that such costs, in the aggregate, are anticipated to exceed the aggregate salvage value of equipment and facilities removed from producing wells and other facilities. See Note 14 -- Oil and Gas Disclosures for further discussion.

      The capitalized costs of oil and gas properties, excluding unevaluated properties, are amortized on a country-by-country basis using a unit of production method (equivalent physical units of 6 Mcf of gas to each barrel of oil) based on estimated proved recoverable oil and gas reserves. Such amortization of U.S. domestic oil and gas properties was $5.41, $6.43 and $9.10 per equivalent barrel of oil produced during 1999, 2000 and 2001, respectively.

      Amortization of certain Colombia oil and gas properties was $3.52, $9.45 and $8.66 per equivalent barrel of oil produced during 1999, 2000 and 2001, respectively. The evaluated costs, net of accumulated depreciation and amortization, at December 31, 2000 and 2001 include $11,695,000 and $12,623,000, respectively, related to Colombia (see Note 5 - Middle American Operations for a discussion of Colombian operations).

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

      Under full cost accounting rules for each cost center, capitalized costs of evaluated oil and gas properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, discounted at 10%, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged to earnings.

      During the fourth quarter of 2001, Harken recorded non-cash valuation allowances of $14,353,000 related to its domestic oil and gas properties and $4,316,000 related to its Colombian oil properties. The valuation allowances were based upon the present value, discounted at ten percent, of Harken's proved oil and gas reserves, which declined due to reduced oil and gas prices at December 31, 2001. Prices at December 31, 2001 were based on NYMEX prices of $19.84/barrel and $2.57/mmbtu. Subsequent increases in oil and gas prices as of March 27, 2002 were not considered in the calculation of the full cost valuation allowance.

      During the fourth quarter of 2000, Harken recorded a non-cash valuation allowance on its Colombian oil properties of $156,411,000. The valuation allowance is based upon the present value, discounted at ten percent, of Harken's Colombian reserves, which declined primarily due to a reduction in Harken's proved undeveloped reserves on its Bolivar Association Contract following the unsuccessful Olivo #2 well in Colombia, which was drilled in late December 2000 and the early part of the first quarter 2001.

      Given the volatility of oil and gas prices, it is reasonably possible that the estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline further in the future, even if only for a short period of time, it is possible that additional impairments of oil and gas properties could occur. In addition, it is reasonably possible that additional impairments could occur if costs are incurred in excess of any increases in the present value of future net cash flows from proved oil and gas reserves, or if properties are sold for proceeds less than the discounted present value of the related proved oil and gas reserves.

      Capital Resources - Harken management believes that cash on hand, together with anticipated cash flows from operations, will be adequate to satisfy its capital expenditure plans for 2002. Harken will continue to seek to acquire additional producing properties, particularly for its domestic operations, in order to increase its cash flows from operations. A majority of Harken's planned domestic capital expenditures are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Harken losing certain prospect acreage or reducing its interest in future exploration and development projects.

(5) MIDDLE AMERICAN OPERATIONS

      Colombian Operations -- Harken's Colombian operations are conducted through Harken de Colombia, Ltd., a wholly-owned subsidiary of Global, which held four exclusive Colombian Association Contracts with Empresa Colombiana de Petroleos ("Ecopetrol") as of December 31, 2001. These Association Contracts include the Alcaravan Contract, awarded in 1992, the Bocachico Contract, awarded in 1994, the Bolivar Contract, awarded in 1996, and the Cajaro Contract, awarded in December 2001and effective February 2002. As of December 31, 2001, the Alcaravan Contract covers an area of approximately 24,000 acres in the Llanos Basin of Eastern Colombia. The Bocachico Contract covers approximately 54,700 acres in the Middle Magdalena Valley of Central Colombia and the Bolivar Contract covers an area of approximately 250,000 acres in the Northern Middle Magdalena Valley of Central Colombia. The Cajaro Contract covers approximately 83,000 acres in the Llanos Basin of Eastern Colombia, adjacent to the Alcaravan Contract area.

      Terms of each of the Association Contracts commit Global to perform certain activities in accordance with a prescribed timetable. As of December 31, 2001, Global was in compliance with the requirements of each of the Association Contracts, as amended and/or waived. As of March 27, 2002, Global is in negotiations with Ecopetrol whereby Global would relinquish 50% of the Bolivar contract area acreage in exchange for a release from the sixth year Bolivar Contract work obligations. The release of such acreage would not affect Harken's proved reserves on the Bolivar Contract area.

      Under the terms of the Association Contracts, if, during the first six years of each contract, Global discovers one or more fields capable of producing oil or gas in quantities that are economically exploitable and Ecopetrol elects to participate in the development of the field, or Global chooses to proceed with the development on a sole-risk basis, the term of that contract will be extended for a period of 22 years from the date of such election by Ecopetrol, subject to the entire term of the Association Contract being limited to no more than 28 years. Upon an election by Ecopetrol to participate in the development of a field and upon commencement of production from that field, Ecopetrol would begin to reimburse Global for 50% of Global's successful well costs expended up to the point of Ecopetrol's participation plus, in the case of the Bolivar and Cajaro Contracts, 50% of all seismic and dry well costs incurred prior to the point of Ecopetrol's participation. Ecopetrol, on behalf of the Colombian government, receives a 20% royalty interest (5% to 25% royalty interest on the Cajaro Contract depending on production levels) from all production. For fields in which Ecopetrol participates, all production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Global until cumulative production from all fields (or the particular productive field under certain of the Association Contracts) in the Association Contract acreage reaches 60 million barrels of oil. For certain Association Contracts, as cumulative production increases in excess of 60 million barrels of oil, Ecopetrol's share of production will increase progressively (to a maximum of 75% under certain of the Association Contracts) with a corresponding decrease in Global's share of production. After a declaration of Ecopetrol's participation, Global and Ecopetrol will be responsible for all future development costs and operating expenses in direct proportion to their interest in production. For any fields in which Ecopetrol declines to participate, Global is entitled to receive Ecopetrol's 50% share of production, after deduction of Ecopetrol's royalty interest, until Global has recovered 200% of its costs, after which time Ecopetrol could elect to begin to receive its share of production.

      Harken, through Global, has proved reserves attributable to two of its contracts, the Alcaravan and Bolivar Contracts. In the Alcaravan Contract, Global has proved reserves in the Palo Blanco field, and in the Bolivar Contract, Global has proved reserves in the Buturama field. Global submitted an application to Ecopetrol for their participation in both of these fields. In February and October 2001, respectively, Global was notified by Ecopetrol that Global could proceed with the development and production of the Buturama and Palo Blanco fields on a sole risk basis.

      During the last part of 1999, pursuant to specific negotiations with Ecopetrol, Global began receiving Ecopetrol's working interest share of monthly Bolivar Contract area production as nonrefundable reimbursement for a portion of Ecopetrol's share of certain historical Bolivar Contract area costs. Global similarly began receiving Ecopetrol's working interest share of monthly Alcaravan area production in May 2000. Global reflected such nonrefundable reimbursement production as revenues during the time prior to Ecopetrol's notification that Global could proceed with the development and production of these fields on a sole-risk basis.

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

      Under the terms of the Costa Rica Contract, if during the first six years of the contract (the "Exploration Period") Harken Costa Rica Holdings LLC ("HCRH", a Nevada limited liability company) discovers one or more fields capable of producing oil or gas in quantities that are economically exploitable, the term of the contract will be extended for a period of 20 years. Production will be allocated whereby the Costa Rican government will receive up to a 15% royalty interest (sliding scale based on production), and the remaining interest will be paid to HCRH.

      Harken's participation in Costa Rica is structured whereby a wholly-owned Global subsidiary owns a share of the stock of HCRH, with an affiliate of MKJ owning the remaining stock of HCRH. Through June 30, 2001, Global owned 80% of the stock of HCRH. Under the terms of the agreement between Harken and MKJ, Harken paid approximately $3.7 million of the $4.2 million to be paid to MKJ to purchase its share of the Costa Rica Contract rights from MKJ after an agreement and approval of the assignment was signed and ratified with the Republic of Costa Rica. The remaining $500,000 of this purchase price is to be paid upon the mobilization of the rig related to the initial well to be drilled on the Costa Rica Contract acreage. In June 2000, the assignment of the Costa Rica Contract rights to HCRH was approved by the Costa Rican government. Additionally, $4 million was funded by Harken related to the Contract. In July 2001, Harken elected not to pay the $4 million of additional funds to be transferred to HCRH, which, in accordance with the contract between Harken and MKJ, resulted in Harken's ownership in HCRH being reduced from 80% to the current 40% (with MKJ's ownership being increased to 60%) and MKJ consequently assumed operations of HCRH and the Costa Rica Contract. As a result of Harken's reduced ownership in HCRH, beginning in July 2001, Harken reflected its investment in HCRH following the equity method of accounting whereby Harken's historical cost of its investment was presented as Investment in Equity Investee in its Consolidated Balance Sheets. This presentation represents a change in the accounting for Harken's investment in HCRH, which was previously consolidated. Due to the insignificant impact of this change in accounting, no pro forma disclosure is required.

      In March 2002, the Costa Rica environmental agency SETENA denied its approval of the requested environmental permit related to Harken's Costa Rica Contract. HCRH has filed an appeal related to this ruling by SETENA. In January 2002, the Costa Rica Constitutional Court rendered a published opinion in a suit that had been filed against another oil and gas operator and MINAE by certain environmental groups. In its opinion, in this case, the Constitutional Court of Costa Rica found, among other issues, that SETENA did not have the current authority to grant environmental permits. In addition, proposed legislation pending in the Costa Rica legislature seeks to abolish the Costa Rica government's rights to grant hydrocarbon exploration contracts. Due to the Costa Rica Constitutional Court decision discussed above, even though it did not directly involve HCRH or the Moin #2 well, as well as the pending legislation described above, Harken and Global believe that HCRH's appeal to SETENA for reconsideration of its denial of the requested permit, or any similar recourse, will be unsuccessful. Further, recent political developments in Costa Rica, in the opinion of Harken and Global, severely limit the opportunity for future oil and gas exploration in Costa Rica. These significant adverse developments have resulted in Harken and Global fully impairing its investment in the Costa Rica project in its Consolidated Balance Sheet as of December 31, 2001.

      Peru Operations -- In April 2001, Harken, through a wholly-owned subsidiary of Global, signed a Technical Evaluation Agreement ("Peru TEA") with PeruPetro, the national oil company of Peru. The Peru TEA covers an area of approximately 6.8 million gross acres in northeastern Peru. Under the terms of the Peru TEA, Global has the option to convert the Peru TEA to a seven year exploration contract, with a twenty-two year production period. Terms of the Peru TEA allow Global to conduct a study of the area that will include the reprocessing of seismic data and evaluation of previous well data.

      Panama Operations -- In September 2001, Harken, through a wholly-owned subsidiary of Global, signed a Technical Evaluation Agreement ("Panama TEA") with the Ministry of Commerce and Industry for the Republic of Panama. The Panama TEA covers an area of approximately 2.7 million gross acres divided into three blocks in and offshore Panama. Under the terms of this Panama TEA, which extends for a period of 24 months, Global is to perform certain work program procedures and studies to be submitted to the Panamanian government with an option to negotiate and enter into one or more Contracts for the Exploration and Exploitation of Hydrocarbons with the Ministry of Commerce and Industry.

      Placement of Global Shares -- During 2001, Harken's Board of Directors approved a plan to restructure Harken's operations for the purpose of focusing Harken's resources more directly on its U.S. acquisition, exploration and development operations particularly in the Gulf Coast region of Texas and Louisiana. Pursuant to this restructuring plan, the Board determined it to be in the shareholders' interest to implement such a plan to move Harken's interests in Middle American operations, assets and obligations under a separate subsidiary which would have the ability and capability to seek financing and other capital plans on its own. During 2001, Harken transferred all of its international operations, assets and obligations into a new subsidiary, Global Energy Development Ltd. ("Global"), a Delaware corporation. In the past, Harken's international efforts focused principally on Colombian exploration projects. Global's new business strategy is to identify, develop and promote energy projects from throughout Latin America to industry and financial partners and to aggregate assets in Latin America through strategic acquisitions and alliances.

      In March 2002, Global transferred all of its interests in its international assets and operations to, and obligations relating to such assets and operations were assumed by, a new subsidiary, Global Energy Development PLC ("Global PLC", a United Kingdom company) in exchange for 92.6% of Global PLC's common stock. Upon the completion of this exchange transaction, Global PLC then completed the listing of its common stock for trading on the AIM Exchange in London, and placed 7.4% of such stock in a placement to investors, including certain affiliates of Harken and Global. Global PLC is seeking additional financing and acquisition activities using its shares of its newly listed common stock. At March 27, 2002, Harken, through Global, owned 92.6% of Global PLC common stock.

(6) BANK CREDIT FACILITY OBLIGATIONS

      A summary of long-term bank obligations follows:

                                                   December 31,    December 31,
                                                       2000           2001
                                                   ------------    ------------
Subsidiary notes payable to bank (A)                $9,937,000     $7,937,000

Subsidiary project finance facility (B)                     --             --
                                                    ----------     ----------
                                                     9,937,000      7,937,000
Less: Current portion                                       --             --
                                                    ----------     ----------
                                                    $9,937,000     $7,937,000
                                                    ==========     ==========

      (A) XPLOR, a wholly-owned subsidiary of Harken, had a three-year loan facility with Christiania og Kreditkasse ("Christiania") which was solely secured by the oil and gas properties and subsidiaries of XPLOR. The Christiania facility provided for interest based on the short-term London Interbank Offered Rate ("LIBOR") plus a margin of 1.125% to 1.875%, payable at the underlying LIBOR maturities or lender's prime rate plus 0.25%, and provided for a commitment fee of 0.375% on the unused amount.

            On August 11, 2000, certain Harken subsidiaries, including XPLOR (the "Borrowers"), entered into a new three year loan facility with Bank One Texas, N.A. ("Bank One") which is secured by certain of Harken's domestic oil and gas properties and a guarantee from Harken. The Bank One facility provides borrowings limited by a borrowing base (as defined by the Bank One facility) which was $12,400,000 as of December 31, 2001. Such borrowing base, which is net of outstanding letters of credit, is re-determined by Bank One on May 1 and November 1 of each year in accordance with the facility agreement. The Bank One facility provides for interest based on LIBOR plus a margin of 2.350% (4.36625% as of December 31, 2001), payable at the underlying LIBOR maturities or lender's prime rate, and provides for a commitment fee of 0.375 % on the unused amount. At December 31, 2001 Harken has $7,937,000 outstanding pursuant to the facility.

            The Bank One facility requires the Borrowers, as well as Harken, to maintain certain financial covenant ratios and requirements as calculated on a quarterly basis. Such financial covenant ratios and requirements for the Borrowers include a current ratio, as defined, of not less than 1.0 to 1.0, a total liabilities to net capital investment ratio, as defined, of not more than 1.15 to 1.0 and a debt service coverage ratio, as defined, of not less than 1.5 to
            1.0. Required financial covenants for Harken include a ratio of total liabilities to net worth, as defined, of not more than 0.6 to 1.0, and a debt service coverage ratio, as defined, of not less than
            1.25 to 1.0. For the quarter ended December 31, 2001, Harken and the Borrowers were each not in compliance with its respective debt service coverage ratio requirement.

            In March 2002, Harken and the Borowers received a letter from Bank One waiving the Borrowers debt service coverage ratio requirement for the fourth quarter of 2001 and the first quarter of 2002 and reducing the requirement to 1.15 to 1.0 beginning in the second quarter of 2002. Bank One also waived Harken's debt service coverage ratio requirement for the fourth quarter of 2001, deleted the requirement beginning in the first quarter of 2002 and added a current ratio requirement, as defined, for Harken of 1.15 to 1.0, beginning in the first quarter of 2002. In exchange, Harken entered into certain commodity derivative instruments hedging an additional portion of the Borrower's future natural gas production, and the current borrowing base was reduced to $7,937,000, the amount of the current balance outstanding under the facility.

      (B) Effective September 1, 1999, Harken de Colombia, Ltd. entered into a project finance loan agreement with the International Finance Corporation ("IFC") to be utilized in the development of the Bolivar Association Contract block in Colombia. No borrowings were drawn by Harken de Colombia, Ltd. under the facility.

            During the second quarter of 2001, Harken de Colombia, Ltd. and IFC agreed to terminate the project finance loan agreement.

(7) CONVERTIBLE NOTES PAYABLE

      A summary of convertible notes payable is as follows:

                                               December 31,       December 31,
                                                  2000                2001
                                               ------------       ------------
5% European Notes                              $59,810,000        $40,980,000
Benz Convertible Notes                          10,130,000         10,408,000
                                               -----------        -----------
                                                69,940,000         51,388,000
Less: Current portion                                   --                 --
                                               -----------        -----------
                                               $69,940,000        $51,388,000
                                               ===========        ===========

      5% European Notes -- On May 26, 1998, Harken issued to qualified purchasers a total of $85 million in 5% European Notes which mature on May 26, 2003. In connection with the sale and issuance of the 5% European Notes, Harken paid approximately $4,256,000 from the 5% European Notes proceeds for commissions and issuance costs. Interest incurred on these notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are converted. Such 5% European Notes are convertible into shares of Harken common stock at an initial conversion price of $65.00 per share, subject to adjustment in certain circumstances (the "5% European Note Conversion Price"). Other than the February 2000 transaction discussed below, none of the bondholders have exercised their conversion option as of March 27, 2002. The 5% European Notes are also convertible by Harken into shares of Harken common stock if for any period of thirty consecutive days commencing on or after May 26, 1998, the average of the closing prices of Harken common stock for each trading day during such thirty-day period shall have equaled or exceeded 125% of the 5% European Note Conversion Price (or $81.25 per share of Harken common stock). The 5% European Notes may be redeemed for cash, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002, Harken may redeem up to 50% of the 5% European Notes in exchange for shares of Harken common stock at a defined conversion price based on an average market price of Harken common stock. Beginning May 26, 2003, Harken may similarly redeem all remaining 5% European Notes for shares of Harken common stock. The remaining 5% European Notes are listed on the Luxembourg Stock Exchange and had an aggregate market value of approximately $25,000,000 as of December 31, 2001.

      In February 2000, Harken entered into an agreement with a holder of certain of the 5% European Notes in which the holder exchanged Notes in the face amount of $6,000,000, plus accrued interest, for 300,000 shares of Harken common stock plus a cash payment of $50,000. Although the 300,000 shares of Harken common stock issued had a total fair value of approximately 50% of the face value of the Notes exchanged, accounting for the transaction required Harken to reflect a charge of $2,068,000 in the accompanying Consolidated Statement of Operations related to the fair value of the shares of Harken common stock issued in excess of the number of shares which would have been issued pursuant to the $65.00 per share conversion price of the 5% European Notes.

      During 2000, Harken repurchased 5% European Notes in the face amount of $19,190,000 from certain holders in exchange for cash of approximately $10,680,000 plus transaction expenses. During the first quarter of 2001, Harken repurchased additional 5% European Notes in the face amount of $250,000 from certain holders in exchange for cash of approximately $140,000 plus transaction expenses. Harken has reflected an extraordinary item gain from the cash purchase of outstanding 5% European Notes in the accompanying Consolidated Statements of Operations.

      During May 2001, Harken issued 325,150 newly-issued shares of Series G1 Preferred stock in exchange for 5% European Notes in the face amount of $9,000,000. Harken has reflected an extraordinary item gain of $1,147,000 in the accompanying Consolidated Statements of Operations for the difference between the face amount of the 5% European Notes exchanged and the fair value of the Series G1 Preferred shares issued, less transaction expenses.

      During July 2001, Harken issued 95,800 shares of a new series of convertible preferred stock (the "Series G2 Preferred") in exchange for 5% European Notes in the face amount of $9,580,000. Harken has reflected an extraordinary item gain of $1,722,000 in the accompanying Consolidated Statements of Operations for the difference between the face amount of the 5% European Notes exchanged and the fair value of the Series G2 Preferred shares issued, less transaction expenses.

      Commissions and issuance costs associated with the 5% European Notes are deferred and are included in Other Assets and are amortized to interest expense over the period until conversion or maturity of the 5%

European Notes. As 5% European Notes are repurchased for cash, or exchanged for preferred stock, a pro rata portion of the deferred costs are included in the calculation of the extraordinary item gain.

      Benz Convertible Notes -- On December 30, 1999 (the "Closing Date"), Harken issued the Benz Convertible Notes in exchange for certain prospects acquired from Benz. See Note 2 - Mergers, Acquisitions and Dispositions for further discussion of the acquisition of the Benz Prospects. The Benz Convertible Notes originally were to mature May 26, 2003 and bear interest at 5% per annum, payable semi-annually in May and November of each year to maturity or until the Benz Convertible Notes are converted. The Benz Convertible Notes are convertible into shares of Harken common stock at a conversion price of $65.00 per share, subject to adjustment in certain circumstances (the "Benz Notes Conversion Price"). The Benz Convertible Notes are also convertible by Harken into shares of Harken common stock, if for any period of thirty consecutive days the average of the closing prices of Harken common stock for each trading day during such thirty-day period shall have equaled or exceeded 125% of the Benz Notes Conversion Price (or $81.25 per share of Harken common stock). The Benz Convertible Notes may be redeemed for cash, or shares of Harken common stock, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002 Harken may redeem up to 50% of the Benz Convertible Notes in exchange for shares of Harken common stock at a conversion price to be calculated based on an average market price of Harken common stock.

      For a period of up to nine months following the Closing Date (the "Restricted Put Period"), Benz could have required Harken to redeem the Benz Convertible Notes into Harken's option of either cash or Harken common stock, provided that such consideration was used to retire obligations of Benz at a discount, which is acceptable to Harken at Harken's sole discretion, to the face amount of such obligations. In addition, for a period of nine months, beginning no later than the end of the Restricted Put Period, the Benz Convertible Notes could have been redeemed at Benz's option for an amount equal to 50% of the then outstanding principal amount, plus accrued interest, of the related Benz Convertible Notes, payable at Harken's option either in cash or Harken common stock.

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

      Harken has reflected the Benz Convertible Notes on its Consolidated Balance Sheet at the fair value of the Notes on the Closing Date. The difference between the fair value and the remaining face amount of the Benz Convertible Notes outstanding is accreted into interest expense over the term of the notes.

(8) STOCKHOLDERS' EQUITY

      Reverse Stock Split -- On November 7, 2000, Harken effected a one-for-ten reverse stock split that has been retroactively reflected in the consolidated financial statements.

      Common Stock -- Harken currently has authorized 225,000,000 shares of $.01 par common stock. At December 31, 2000 and 2001, Harken had issued 17,699,110 shares and 18,713,038 shares, respectively.

      Treasury Stock -- At December 31, 2000 and 2001, Harken had 89,750 and 542,900 shares, respectively, of treasury stock. During 1999, Harken purchased 145,300 shares of Harken common stock in the open market at a cost of approximately $1,964,000. During 2000, Harken cancelled all of the 215,300 shares of treasury stock it held as of December 31, 1999. In addition, during 2000, Harken purchased 89,750 shares of Harken common stock at a cost of approximately $453,000. During 2001, Harken purchased 453,150 shares of Harken common stock at a cost of approximately $980,000.

      Issuance of Convertible Notes Payable -- In May 1998, Harken issued to qualified purchasers a total of $85 million of 5% European Notes which mature on May 26, 2003. Such 5% European Notes are convertible into shares of Harken common stock at an initial conversion price of $65.00 per share, subject to adjustment in certain circumstances. For further discussion of the 5% European Notes, see Note 7 - Convertible Notes Payable.

      In February 2000, Harken entered into an agreement with a holder of certain of the 5% European Notes where the holder exchanged Notes in the face amount of $6,000,000, plus accrued interest, for 300,000 shares of Harken common stock.

      On December 30, 1999, Harken issued the Benz Convertible Notes in exchange for certain prospects acquired from Benz. See Note 2 - Mergers, Acquisitions and Dispositions for further discussion of the acquisition of the Benz Prospects. Such Benz Convertible Notes are convertible into shares of Harken common stock at the Benz Notes Conversion Price, subject to adjustment in certain circumstances. For further discussion of the Benz Convertible Notes, see Note 7
- Convertible Notes Payable.

      Merger with XPLOR-- In August 1999, Harken entered into a merger agreement with XPLOR whereby XPLOR became a wholly-owned subsidiary of Harken. As consideration for the merger, Harken issued 750,000 shares of Harken common stock and issued 233,607 warrants for the purchase of shares of Harken common stock at $25.00 per share, which were exercisable through February 2002. See
Note 2 - Mergers, Acquisitions and Dispositions for further discussion.

      Acquisition of Republic Properties - On January 30, 2002, a wholly-owned subsidiary of Harken signed an agreement to acquire certain property interests from Republic, subject to approval by Republic's shareholders and debenture holders, in exchange for Harken common stock having a value of $2,645,500, subject to a maximum of 2,645,000 shares to be issued. See Note 2 - Mergers, Acquisitions and Dispositions for further discussion.

      Development Finance Agreements -- During late 1997 and early 1998, Harken entered into Development Finance Agreements relating to certain of its Colombian operations. Pursuant to these Development Finance Agreements, certain investors exercised their options to convert their beneficial interest in a specific operating area into shares of Harken common stock. In addition, certain of these investors were issued shares of Harken common stock at the time of entering into a Development Finance Agreement with Harken. In October 1999, Harken repurchased for $20 million a significant majority of the remaining Development Finance Agreements. During 1999, 2000 and 2001, Harken also issued to the Development Finance Agreement investors a total of 1,082,872, 687,826 and 318,907, respectively, of Harken common stock pursuant to, and in full satisfaction of, the Development Finance Agreements.

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

      Series G1 Preferred Stock -- The Harken Board of Directors approved the authorization and issuance of up to 700,000 shares of a new series of convertible preferred stock. The Series G1 Convertible Preferred Stock (the "Series G1 Preferred"), which was issued in October 2000, has a liquidation value of $100 per share, is non-voting, and is convertible at the holder's option into Harken common stock at a conversion price of $12.50 per share, subject to adjustment in certain circumstances (the "Series G1 Preferred Conversion Price"). The Series G1 Preferred is also convertible by Harken into shares of Harken common stock if for any period of twenty consecutive trading days, the average of the closing prices of Harken common stock during such period shall have equaled or exceeded the Target Price. Such Target Price shall initially be defined as the Series G1 Preferred Conversion Price multiplied by 110% (or $13.75 per share of Harken common stock) and shall be reduced by an additional $1.10 per share on each anniversary of the closing date, but not less than a minimum Target Price of $8.10 per share of Harken common stock.

      The Series G1 Preferred holders shall be entitled to receive dividends at an annual rate equal to $8 per share when, as and if declared by the Harken Board of Directors. All dividends on the Series G1 Preferred are cumulative and payable semi-annually in arrears, payable on June 30 and December
30. At Harken's option, dividends may also be payable in Harken common stock valued at $12.50 per share. The Series G1 Preferred dividend and liquidation rights shall rank junior to all claims of creditors, including holders of outstanding debt securities, but senior to Harken common stockholders and to any subsequent series of Harken preferred stock, unless otherwise provided, except for the Series G2 Preferred, which shall rank equal to the Series G1 Preferred. As of December 31, 2001, Harken had accrued approximately $3,598,000 of dividends in arrears related to the Series G1 Preferred stock, approximately $8.06 per share of such preferred stock outstanding. Harken also may redeem the Series G1 Preferred in whole or in part for cash at any time at $100 per share plus any accrued and unpaid dividends. In addition, on or after June 1, 2004, Harken may further elect, in any six-month period, to redeem up to 50% of the outstanding Series G1 Preferred with shares of Harken common stock valued at an average market price, and using a redemption value of the Series G1 Preferred that includes a 5% to 10% premium based on the market capitalization of Harken at the time of redemption.

      During 2000, Harken received consideration consisting of approximately $7,767,000 cash, 43,523 shares of Benz Series II preferred stock having a face value of $4,352,300 and Benz Notes with a face value of $3,555,000 in exchange for 158,155 shares of Series G1 Preferred which were issued in October 2000. No value has been assigned to the Benz securities held by Harken.

      As discussed in Note 7 - Convertible Notes Payable, during May 2001, Harken issued 325,150 additional newly-issued shares of Series G1 Preferred stock in exchange for 5% European Notes in the face amount of $9,000,000.

      During 2001, holders of 48,048 shares of Series G1 Preferred stock elected to exercise their conversion option, and such holders were issued 415,053 shares of Harken common stock. In March 2002, additional holders of 7,770 shares of Series G1 Preferred stock elected to exercise its conversion option, and such holders were issued 68,775 shares of Harken common stock.

      Series G2 Preferred Stock -- As discussed in Note 6 - Convertible Notes Payable, in July 2001, Harken issued 95,800 shares of a new series of convertible preferred stock, the Series G2 Preferred, in exchange for 5% European Notes in the face amount of $9,580,000. Harken's Board of Directors approved the authorization and issuance of up to 400,000 shares of Series G2 Preferred, which has a liquidation value of $100 per share, is non-voting, and is convertible at the holder's option into Harken common stock at a conversion price of $3.00 per share, subject to adjustment in certain circumstances (the "Series G2 Preferred Conversion Price"). The Series G2 Preferred is also convertible by Harken into shares of Harken common stock if for any period of twenty consecutive calendar days, the average of the closing prices of Harken common stock during such period shall have equaled or exceeded $3.75 per share.

      The Series G2 Preferred holders shall be entitled to receive dividends at an annual rate equal to $8 per share when, as and if declared by the Harken Board of Directors. All dividends on the Series G2 Preferred are cumulative and payable semi-annually in arrears, payable on June 30 and December 30. At Harken's option, dividends may also be payable in Harken common stock at $3.00 per share of Harken common stock. The Series G2 Preferred dividend and liquidation rights shall rank junior to all claims of creditors, including holders of outstanding debt securities, but senior to Harken common stockholders and to any subsequent series of Harken preferred stock, unless otherwise provided. The Series G2 Preferred shall rank equal to the Series G1 Preferred. At December 31, 2001, Harken had accrued approximately $344,000 of dividends in arrears related to the Series G2Preferred stock, approximately $3.61 per share of such preferred stock outstanding. Harken may also redeem the Series G2 Preferred in whole or in part for cash at any time at $100 per share plus any accrued and unpaid dividends. In addition, on or after June 1, 2004, Harken may further elect, in any six month period, to redeem up to 50% of the outstanding Series G2 Preferred with shares of Harken common stock valued at an average market price, and using a redemption value of the Series G2 Preferred that includes a 5% to 10% premium based on the market capitalization of Harken at the time of redemption.

      During 2001, a holder of 500 shares of G2 Preferred stock elected to exercise its conversion option, and such holder was issued 16,822 shares of Harken common stock. In February 2002, additional holders of 1,000 shares of G2 Preferred stock elected to exercise their conversion option, and such holders were issued 34,763 shares of Harken common stock.

      Stockholder Rights Plan -- In April 1998, Harken adopted a rights agreement (the "Rights Agreement") whereby a dividend of one preferred share purchase right (a "Right") was paid for each outstanding share of Harken common stock. The Rights will be exercisable only if a person acquires beneficial ownership of 15% or more of Harken common stock (an "Acquiring Person"), or commences a tender offer which would result in beneficial ownership of 15% or more of such stock. When they become exercisable, each Right entitles the registered holder to purchase from Harken one one-thousandth of one share of Series E Junior Participating Preferred Stock ("Series E Preferred Stock"), at a price of $35.00 per one one-thousandth of a share of Series E Preferred Stock, subject to adjustment under certain circumstances.

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

      Unless redeemed by Harken earlier, the Rights will expire on April 6, 2008. Harken will generally be entitled to redeem the Rights in whole, but not in part, at $.01 per Right, subject to adjustment. No Rights were exercisable under the Rights Agreement at December 31, 2001. The terms of the Rights generally may be amended by Harken without the approval of the holders of the Rights prior to the public announcement by Harken or an Acquiring Person that a person has become an Acquiring Person.

      In addition, Harken has agreements with certain members of management whereby such employees would receive compensation amounts in the event of a change, as defined in the agreements, in the ownership of Harken.

      Per Share Data -- Basic loss per common share was computed by dividing net loss attributed to common stock by the weighted average number of shares of Harken common stock outstanding during the year and retroactively reflects the effect of the one-for-ten reverse stock split that was effective November 7, 2000. The impact of unconverted Convertible Notes was not included in any of the years presented as their effect would have been antidilutive. The impact of the unconverted Development Finance Agreements, the unconverted Series F Preferred, the unconverted Series G1 Preferred and the unconverted G2 Preferred were not included for any of the years presented as their effect would have been antidilutive.

      Summary of Outstanding Warrants -- At December 31, 2001, Harken has the following outstanding warrants available to be exercised (not in thousands):

Year of Issuance       Number of Shares      Exercisable         Price      Expiration Date
----------------       ----------------      -----------         -----      ---------------
    1999                    233,607            233,607          $25.00            2002

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

      Pro forma information regarding net loss and loss per share is required by SFAS 123 and has been determined as if Harken had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 2000 and 2001, respectively: risk-free interest rates of 5%; dividend yields of 0%; volatility factors of the expected market price of Harken common stock of .898, ..929, and 1.38; and a weighted-average expected life to the option of 4 years.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Harken's pro forma information follows (in thousands except for earnings per share information):

                                                             Year Ended December 31,
                                                   ----------------------------------------------
                                                        1999            2000             2001
                                                   -----------      -----------       -----------
Pro forma net loss attributed to common stock      $   (25,596)     $  (156,968)      $   (46,778)
Pro forma basic and diluted loss per share         $     (1.78)     $     (9.31)      $     (2.59)

      The weighted average fair value of the options issued in 1999, 2000 and 2001 was $8.30, $2.32, and $2.40 per share, respectively.

      A summary of Harken's stock option activity, and related information for the years ended December 31, 1999, 2000 and 2001 follows (not in thousands):

                                                                         Year Ended December 31,
                                     ---------------------------------------------------------------------------------------------
                                                 1999                              2000                           2001
                                     ----------------------------      ---------------------------     ---------------------------
                                                                                      Weighted-                        Weighted-
                                                  Weighted-Average                     Average                          Average
                                     Options       Exercise Price      Options      Exercise Price     Options      Exercise Price
                                     -------       --------------      -------      --------------     -------      --------------
Outstanding-beginning of year       1,117,674          $35.80          1,404,748       $   30.65       1,618,326       $21.17

 Granted                              338,237          $13.80            509,500       $    3.41          15,000       $ 7.07

 Exercised                                 --                                              --                 --           --

 Forfeited                            (51,163)         $31.10           (295,922)      $   35.59         (80,074)      $25.53
                                    ---------          ------          ---------       ---------       ---------       ------
Outstanding-end of year             1,404,748          $30.65          1,618,326       $   21.17       1,553,252       $20.81

Exercisable-end of year               670,362          $30.30            721,864       $   30.97         980,246       $27.95

      Exercise prices for options outstanding as of December 31, 1999 ranged from $8.125 to $64.375. Exercise prices for options outstanding as of December 31, 2000 ranged from $3.3125 to $64.375. Exercise prices for options outstanding as of December 31, 2001 ranged from $1.2200 to $64.375.

(10) INCOME TAXES

      At December 31, 2001, Harken had available for U.S. federal income tax reporting purposes, net operating loss (NOL) carryforward for regular tax purposes of approximately $86,000,000 which expires in 2002 through 2021, alternative minimum tax NOL carryforward of approximately $71,000,000 which expires in 2001 through 2020, and statutory depletion carryforward of approximately $2,400,000 which does not have an expiration date. In recent years, Harken has undertaken numerous transactions that have impacted its capital structure and shareholder base. Accordingly, Harken may have undergone one or more ownership changes within the meaning of Internal Revenue Code
Section 382 that may significantly restrict Harken's ability to utilize these NOLs. In addition, certain of these net operating loss carryforward has been acquired with the purchase of subsidiaries and must be used to offset future income from profitable operations within those subsidiaries. At December 31, 2001, Harken had available for Colombian income tax reporting purposes NOL carryforward of approximately $25,000,000 which expires in 2004 through 2006.

      The following is a reconciliation of the reported amount of income tax expense for the years ended December 31, 1999, 2000 and 2001 to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income:

                                               Year Ended December 31,
                                          ----------------------------------
                                            1999          2000         2001
                                          ---------      ------      -------
Tax expense using statutory rate          $      --      $   --      $    --
Alternative minimum tax provision                --          39           79
State income taxes                               30          --           --
Colombia presumptive income taxes                --          --          620
                                          ---------      ------      -------
  Current tax expense                     $      30      $   39      $   699
                                          =========      ======      =======

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

      Total deferred tax liabilities, relating primarily to U.S. oil and gas properties as of December 31, 2001, were approximately $2,675,000. Total deferred tax assets, primarily related to the net operating loss carryforwards and Colombian oil properties, were approximately $80,779,000 at December 31, 2001. The total net deferred tax asset is offset by a valuation allowance of approximately $78,104,000 at December 31, 2001, resulting in no impact to results of operations.

(11) RELATED PARTY TRANSACTIONS

      Prior to his resignation in July 2000, Harken had on its Board of Directors a director who is also a managing director of EnCap Investments L.C. ("EnCap"). EnCap has historically provided financial consulting and investment banking services to Harken. In October 1997, Harken entered into a Development Finance Agreement with investors affiliated with EnCap (the "EnCap Investors"). EnCap serves as the general partner of three of the EnCap Investors and the former Harken director serves as a director of the fourth EnCap Investor. In October 1999, Harken purchased all the interests and rights held by the EnCap Investors for $20,000,000 cash. In addition, in December 1999, Harken acquired the Benz Prospects from Benz, which is an affiliate of EnCap. Harken believes that the above transactions were made at terms at least as favorable to Harken as those that could have been secured with an unrelated party.

      During 1997, 1998 and 1999, Harken made secured short-term loans to certain members of Harken's Management, certain of whom also served on the Board of Directors. Such notes receivable are reflected in Harken's Consolidated Balance Sheet at December 31, 2000 and December 31, 2001 as Related Party Notes Receivable. In January 2001, Harken forgave the repayment of a short-term loan to a former director and former member of management and reflected the forgiveness as a charge to earnings in 2000.

      In November 2001, Global elected to its Board of Directors a director who is also a director of RP&C International Inc. ("RP&C"). RP&C has historically provided financial and transaction consulting services to Harken, including with regard to Harken's Convertible European Notes, and Series G1 Preferred and Series G2 Preferred stock. In addition, RP&C has served as a financial advisor in connection with Harken's restructuring of its international assets, obligations and operations through its Global subsidiary. In connection with these services provided, RP&C has earned consulting and transaction fees and may continue to earn such fees in the future. Harken believes that arrangements for financial and consulting services provided by RP&C are made at terms at least as favorable to Harken as those that could be secured with an unrelated party.

(12) HEDGING ACTIVITIES

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

      During 1999, 2000 and 2001, Harken, through XPLOR, held natural gas price swaps resulting in the subsidiary receiving fixed prices of approximately $2.20 per MMBTU covering a total of 75,000 MMBTUs per month over the life of the swaps, which terminated December 31, 2001. Upon the January 1, 2001 adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, Harken reflected an increase in its accrued liabilities of approximately $3,025,000 in order to fully record the fair value of these natural gas swaps. As such derivatives qualify as cash flow hedges under SFAS No. 133, the offsetting impact upon adoption was a charge to Other Comprehensive Income within Harken's stockholders' equity. Of this initial adoption amount, approximately $1,634,000 was reclassified into earnings during the year ended December 31, 2001, to match with the corresponding hedged production cash flows.

      In January 2001, Harken purchased a put option for crude oil with a fixed price of $25 per barrel, covering 6,000 barrels per month through June 30, 2001.

      In November 2001, Harken entered into a zero-cost collar consisting of a fixed price floor option of $2.50 per MMBTU and a fixed price cap option of $3.8225 per MMBTU, covering 115,000 MMBTUs per month over the period of the contract, beginning January 1, 2002 through December 31, 2002. Harken has reflected the current fair value of this collar contract, approximately $162,000 at December 31, 2001, in Prepaid Expenses and Other Current Assets in the accompanying Consolidated Balance Sheet. In March 2002, Harken modified the remaining term of its zero-cost collar, adjusting it to a fixed price floor option of $2.75 per MMBTU and a fixed price cap option of $3.47 per MMBTU and increasing the monthly hedged volume to 135,000 MMBTUs. In addition, Harken also entered into a new zero-cost collar consisting of a fixed price floor option of $2.75 per MMBTU and a fixed price cap option of $5.12 per MMBTU, covering 60,000 MMBTUs per month over a period from January 1, 2003 through December 31, 2003.

      The above derivatives have each been designated as a cash flow hedge of the exposure to variability of cash flows related to future sales of specified production from certain of Harken's domestic property operations. Gains and losses from commodity derivative instruments, even if terminated, are reclassified into earnings when the associated hedged production occurs. Harken holds no derivative instruments which are designated as either fair value hedges or foreign currency hedges. Settlements of commodity derivatives are based on the difference between fixed swap or option strike prices and the New York Mercantile Exchange closing prices for each month during the life of the contracts. Harken monitors its natural gas production prices compared to New York Mercantile Exchange prices to assure its commodity derivatives are effective hedges in mitigating its commodity price risk. Harken reflects in earnings any increase or decrease in the fair value of its commodity derivative instruments that is not correlative with a change in the fair value of the future hedged production cash flows. For option and collar derivative contracts, Harken excludes the time value component from the assessment of hedge effectiveness. During the year ended December 31, 2001, Harken reflected a net loss of $75,000 related to the time value component from commodity derivative instruments, which is included in Interest and Other Expense in the accompanying Consolidated Statements of Operations. Harken reflected no gain or loss related to hedge ineffectiveness during the year ended December 31, 2001. As of December 31, 2001, Harken has a value of $162,000 included in Other Comprehensive Income related to its commodity hedging activities.

      Risk management policies established by Harken management limit Harken's derivative instrument activities to those derivative instruments which are effective in mitigating certain operating risks, including commodity price risk. In addition to other restrictions, the extent and terms of any derivative instruments are required to be reviewed and approved by executive management of Harken.

(13) OTHER INFORMATION

      Quarterly Data -- (Unaudited) -- The following tables summarize selected quarterly financial data for 2000 and 2001 expressed in thousands, except per share amounts:

                                                     Quarter Ended
                                -------------------------------------------------------        Total
                                March 31       June 30     September 30     December 31         Year
                                --------       --------    ------------     -----------      ---------
2000
Revenues                        $ 10,272       $ 11,077       $ 11,592       $  11,454       $  44,395
Gross profit                       6,611          7,095          7,710           7,382          28,798
Net income (loss)                 (2,189)         1,740          4,037        (156,521)       (152,933)
Basic and diluted loss per
  common share                  $  (0.14)      $   0.10       $   0.22       $   (8.87)      $   (9.09)

2001
Revenues                        $  9,192       $ 10,982       $  6,432       $   5,817       $  32,423
Gross profit                       5,661          7,465          3,329           2,983          19,438
Net income (loss)                 (1,412)            75         (1,208)        (38,478)        (41,023)
Basic and diluted loss per
  common share                  $  (0.10)      $  (0.03)      $  (0.13)      $   (2.18)      $   (2.45)

      Significant Customers -- In 1999, 2000 and 2001, Ecopetrol, which purchases Harken's Colombia oil production, represented 13%, 24% and 26%, respectively, of Harken's consolidated revenues. Harken has secured and maintains letters of credit with certain significant domestic commercial purchasers. In addition, management does not feel that the loss of a significant domestic purchaser would significantly impact the operations of Harken due to the availability of other potential purchasers for its oil and gas production.

      Operating Segment Information -- Harken divides its operations into two operating segments which are managed and evaluated by Harken as separate operations. Harken's North American operating segment currently relates to Harken's exploration, development, production and acquisition efforts in the United States whereby production cash flows are discovered or acquired, and operates primarily through traditional ownership of mineral interests in the various states in which it operates. Harken's North American production is sold to established purchasers and generally transported through an existing and well-developed pipeline infrastructure. Harken's Middle American operating segment currently relates to Global's exploration, development, production and acquisition efforts in Colombia, Costa Rica, Peru and Panama. Middle American segment production cash flows have been discovered through extensive drilling operations conducted under Association Contract or Concession arrangements with the state-owned oil and gas companies/ministries in the respective countries. Global's Middle American production is currently sold to Ecopetrol. In addition, Global seeks to identify, develop and promote energy projects from throughout Latin America to industry and financial partners and to aggregate assets in Latin America through strategic acquisitions and alliances. During the three-year period ended December 31, 2001, none of Harken's Middle American segment revenues related to Costa Rica, Peru or Panama.

      In March 2002, Global transferred all of its interests in its Middle American assets and operations to, and obligations relating to such assets and operations were assumed by, a new subsidiary, Global PLC, in exchange for 92.6% of Global PLC's common stock. Upon the completion of this exchange transaction, Global PLC then completed the listing of its common stock for trading on the AIM Exchange in London, and placed 7.4% of such stock in a placement to investors, including certain affiliates of Harken and Global. Global PLC is seeking additional financing and acquisition activities using its shares of its newly listed common stock. At March 27, 2002, Harken, through Global, owned 92.6% of Global PLC common stock.

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

      Harken's financial information for each of its operating segments is as follows for each of the three years in the period ended December 31, 2001:

                                              North         Middle
                                             America        America          Total
                                            --------       ---------       ---------
For the year ended
   December 31, 1999:

Operating revenues                          $ 16,719       $   3,026       $  19,745
Interest and other income                      1,831           1,880           3,711
Depreciation and amortization                  5,591           1,257           6,848
Provision for asset impairments                   --           1,599           1,599
Interest expense and other, net                2,918           4,378           7,296
Income tax expense                                30              --              30
Segment loss before extraordinary item        (2,811)         (9,484)        (12,295)
Capital expenditures                          53,448          44,005          97,453
Total assets at end of year                   99,534         199,251         298,785

For the year ended
   December 31, 2000:

Operating revenues                          $ 32,528       $  10,649       $  43,177
Interest and other income                        617             601           1,218
Depreciation and amortization                  8,200           5,449          13,649
Full cost valuation allowance                     --         156,411         156,411
Interest expense and other, net                3,304           1,993           5,297
Income tax expense                                39              --              39
Segment income (loss) before
    extraordinary item                           863        (161,534)       (160,671)
Capital expenditures                          14,015          12,950          26,965
Total assets at end of year                   97,683          47,664         145,347

For the year ended
   December 31, 2001:

Operating revenues                          $ 23,351       $   8,291       $  31,642
Interest and other income                        548             233             781
Depreciation and amortization                  8,871           6,383          15,254
Full cost valuation allowance                 14,353           4,316          18,669
Provision for asset impairments                   --          14,102          14,102
Interest expense and other, net                2,761           1,902           4,663
Income tax expense                                79             620             699
Segment income (loss) before
   extraordinary item                        (16,902)        (27,096)        (43,998)
Capital expenditures                          11,892          10,721          22,613
Total assets at end of year                   65,732          30,074          95,806

(14) OIL AND GAS DISCLOSURES

      Costs Incurred in Property Acquisition, Exploration and Development
Activities:

                                                      Year Ended December 31,
                                                -------------------------------
                                                  1999         2000       2001
                                                -------      -------    -------
Domestic costs incurred:
  Acquisition of properties
    Evaluated                                   $34,720      $    --    $    --
    Unevaluated                                  14,481          161         --
  Exploration                                       815       10,837      2,200
  Development                                     3,432        3,017      9,692
                                                -------      -------    -------
      Total domestic costs incurred             $53,448      $14,015    $11,892
                                                =======      =======    =======

Middle American costs incurred:
  Acquisition of properties
    Evaluated                                   $ 3,761      $    --    $   100
    Unevaluated                                      72           --        869
  Exploration                                    40,172       12,950      9,752
  Development                                        --           --         --
                                                -------      -------    -------
      Total Middle American costs incurred      $44,005      $12,950    $10,721
                                                =======      =======    =======

      Middle American costs incurred during 1999 and 2000 include $2,037,000 and $5,122,000 of Costa Rica costs, respectively. Middle American costs during 2001 include $891,000, $635,000 and $166,000 of costs related to Costa Rica, Peru and Panama, respectively.

      Capitalized Costs Relating to Oil and Gas Producing Activities:

                                                          December 31,
                                           -----------------------------------------
                                             1999            2000             2000
                                           ---------       ---------       ---------
Capitalized costs:

  Unevaluated Colombia properties          $  44,767       $     588       $      68
  Unevaluated Peru properties                     --              --             635
  Unevaluated Panama properties                   --              --             166
  Unevaluated Costa Rica properties            2,037           7,159              --
  Unevaluated domestic properties             17,111           9,919           2,603
  Evaluated Colombia properties              121,351         173,358         182,945
  Evaluated domestic properties              131,159         148,487         154,495
  Production facilities                       11,455          13,228          15,393
                                           ---------       ---------       ---------
  Total capitalized costs                    327,880         352,739         356,305

    Less accumulated depreciation and
         amortization                        (75,071)       (243,955)       (280,357)
                                           ---------       ---------       ---------
  Net capitalized costs                    $ 252,809       $ 108,784       $  75,948
                                           =========       =========       =========

      Oil and Gas Reserve Data -- (Unaudited) -- The following information is presented with regard to Harken's proved oil and gas reserves. The reserve values and cash flow amounts reflected in the following reserve disclosures are based on prices as of year end. Harken has reflected proved reserves in Colombia related to its Alcaravan and Bolivar Association Contracts. As Harken identifies proved reserves associated with other Association Contracts, or identifies proved reserves from additional prospects within its Alcaravan and Bolivar Association Contracts, such reserves will be added in the year of their discovery. Harken has reflected no proved reserves related to its Costa Rica, Peru or Panama operations.

      During 1999, Harken applied to Ecopetrol for a declaration of commercial discovery related to the Palo Blanco field on the Alcaravan Association Contract and the Buturama field on the Bolivar Association Contract. In February and October 2001, Harken was notified by Ecopetrol that Harken could proceed with the development and production of the Buturama and Palo Blanco fields, respectively, on a sole-risk basis. As such, Harken is entitled to receive Ecopetrol's share of production after royalty, until Harken has recovered 200% of its costs, after which time Ecopetrol could elect to begin to receive its share of production. In light of Ecopetrol's election not to participate in these fields, Harken has reflected its 80% share of future net cash flows from the Buturama field in its proved reserves as of December 31, 2001. All Colombian proved reserves are net of Ecopetrol's 20% royalty pursuant to each related Association Contract. Harken's Colombian reserves in the Bolivar and Alcaravan Contract Blocks have been reviewed by Ryder Scott Company. For further discussion of Harken's Colombian operations, see Note 5 - Middle American Operations.

      Harken's domestic reserves reflect reductions for certain producing properties which were sold for cash during 2000 and 2001. See Note 2 - Mergers, Acquisitions and Dispositions for further discussion. Harken's domestic reserves at December 31, 2001 have been prepared by Netherland, Sewell & Associates, Inc.

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

                                                                       (Unaudited)
                                     -----------------------------------------------------------------------------
                                         United States                  Colombia               Total Worldwide
                                     ---------------------       ----------------------     ----------------------
                                        Oil           Gas           Oil          Gas           Oil            Gas
                                     (Barrels)       (Mcf)       (Barrels)       (Mcf)      (Barrels)        (Mcf)
                                     ---------       -----       ---------       -----      ---------        -----
                                                                     (in thousands)
Proved reserves:
As of December 31, 1998                 3,640        28,331        27,882        80,120        31,522        108,451
  Extensions and discoveries                1         3,814            --            --             1          3,814
  Revisions                               842        (2,621)       (5,456)      (80,120)       (4,614)       (82,741)
  Production                             (510)       (2,847)         (248)           --          (758)        (2,847)
  Sales of reserves in place             (119)       (2,734)           --            --          (119)        (2,734)
  Purchases of reserves in place        2,504        28,875         1,142            --         3,646         28,875
                                      -------       -------       -------       -------       -------       --------
As of December 31, 1999                 6,358        52,818        23,320            --        29,678         52,818
  Extensions and discoveries               79         7,035            --            --            79          7,035
  Revisions                              (677)          370       (20,833)           --       (21,510)           370
  Production                             (529)       (4,012)         (460)           --          (989)        (4,012)
  Sales of reserves in place             (464)       (1,375)           --            --          (464)        (1,375)
                                      -------       -------       -------       -------       -------       --------
As of December 31, 2000                 4,767        54,836         2,027            --         6,794         54,836
  Extensions and discoveries              463         4,650         4,171            --         4,634          4,650
  Revisions                            (1,041)       (5,830)         (686)           --        (1,727)        (5,830)
  Production                             (273)       (3,851)         (500)           --          (773)        (3,851)
  Sales of reserves in place           (1,302)      (10,412)           --            --        (1,302)       (10,412)
                                      -------       -------       -------       -------       -------       --------
As of December 31, 2001                 2,614        39,393         5,012            --         7,626         39,393
                                      =======       =======       =======       =======       =======       ========
Proved developed reserves at:
  December 31, 1999                     3,777        28,289         5,001            --         8,778         28,289
  December 31, 2000                     3,006        30,430           540            --         3,546         30,430
  December 31, 2001                     1,583        23,673           872            --         2,455         23,673

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

                                                                    (Unaudited)
                                                 --------------------------------------------------
                                                 United States        Colombia      Total Worldwide
                                                 -------------        --------      ---------------
                                                                   (in thousands)
December 31, 2000:
     Future cash inflows                          $ 705,638          $  37,932          $ 743,570
        Production costs                           (127,348)            (8,440)          (135,788)
        Development costs                           (42,871)           (14,070)           (56,941)
                                                  ---------          ---------          ---------
                                                    535,419             15,422            550,841
     Future net inflows before income tax
     Future income taxes                           (128,719)              (488)          (129,207)
                                                  ---------          ---------          ---------
                                                    406,700             14,934            421,634
     Future net cash flows
     10% discount factor                           (153,698)            (3,239)          (156,937)
                                                  ---------          ---------          ---------
Standardized measure of discounted future
     net cash flows                               $ 253,002          $  11,695          $ 264,697
                                                  =========          =========          =========
December 31, 2001:
     Future cash inflows                          $ 170,105          $  56,963          $ 227,068
        Production costs                            (54,458)           (12,868)           (67,326)
        Development costs                           (30,095)           (20,567)           (50,662)
                                                  ---------          ---------          ---------
                                                     85,552             23,528            109,080
     Future net inflows before income tax
     Future income taxes                               (568)            (4,346)            (4,914)
                                                  ---------          ---------          ---------
                                                     84,984             19,182            104,166
     Future net cash flows
     10% discount factor                            (34,310)            (6,559)           (40,869)
                                                  ---------          ---------          ---------
Standardized measure of discounted future
     net cash flows                               $  50,674          $  12,623          $  63,297
                                                  =========          =========          =========

Changes In Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (in thousands):

                                                                      (Unaudited)
                                                       -----------------------------------------
                                                          1999            2000           2001
                                                       ---------       ---------       ---------
Worldwide
Standardized measure -- beginning of year              $ 144,851       $ 280,427       $ 264,697
Increase (decrease)
  Sales, net of production costs                         (10,470)        (28,130)        (19,665)
  Net change in prices, net of production costs          330,402         177,332        (211,359)
  Development costs incurred                              11,098             251           5,358
  Change in future development costs                      (1,633)          9,886         (10,829)
  Change in future income taxes                          (27,288)        (20,958)         64,304
  Revisions of quantity estimates                       (216,447)       (198,243)        (18,752)
  Accretion of discount                                   14,485          28,042          26,470
  Changes in production rates, timing and other          (20,447)        (28,397)         (8,222)
  Extensions and discoveries, net of future costs          9,835          48,029          19,748
  Sales of reserves-in-place                              (2,789)         (3,542)        (48,453)
  Purchases of reserves-in-place                          48,830              --              --
                                                       ---------       ---------       ---------
Standardized measure -- end of year                    $ 280,427       $ 264,697       $  63,297
                                                       =========       =========       =========

(15) COMMITMENTS AND CONTINGENCIES

      Operating Leases -- Harken leases its corporate and certain other office space and certain field operating offices. Total office and operating lease payments during 1999, 2000 and 2001 were $1,437,000, $1,270,000 and $750,000 respectively, net of applicable sublease arrangements. Future minimum rental payments required under all leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2001, net of sublease reimbursements of $554,000 and $92,000 in 2002 and 2003, respectively, are as follows:

Year                                 Amount
----                                 ------
                                     $  744
2002
2003                                    720
2004                                    688
2005                                    689
2006                                    574
Thereafter                               --
Total minimum payments required          --
                                     ------
                                     $3,415
                                     ======

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

      Search Acquisition Corp. ("Search Acquisition"), also know as Harken Texas Acquisition Corp., a wholly-owned subsidiary of Harken, is a defendant in a lawsuit filed by Petrochemical Corporation of America and Lorken Investments Corporation (together, "Petrochemical"). This lawsuit arises out of Petrochemical's attempt to enforce a judgment of joint and several liability entered in 1993 against a group of twenty limited partnerships known as the "Odyssey limited partnerships." Petrochemical claims that Search Exploration, Inc. is liable for payment of the judgment as the successor-in-interest to eight Odyssey limited partnerships. Search Acquisition was the surviving corporation in the 1995 acquisition of Search Exploration, Inc. On February 28, 1996, the court granted Search Acquisition's motion for summary judgment. On July 3, 1998, the Fifth District Court of Appeals for the State of Texas reversed the trial court's summary judgment and remanded the case to the trial court. In late 2001, a jury trial was held in this matter. The jury returned a verdict finding for Petrochemical in the amount of $1.5 million of actual damages and $3 million in punitive damages. As of March 27, 2002 the court had not yet decided on Search Acquisition's various motions to overturn the verdict. Search Acquisition anticipates that it will appeal if this verdict is not overturned in full. Should the verdict be overturned in full, Search Acquisition anticipates that Petrochemical will appeal. In Harken management's opinion at this time, the ultimate outcome of this matter against Search Acquisition, a wholly-owned subsidiary that has minimal oil and gas reserves, will not have a material adverse effect upon Harken's financial condition or operations taken as a whole.

      420 Energy Investment, Inc. and ERI Investments, Inc. (collectively "420 Energy") filed a lawsuit against XPLOR, a wholly-owned subsidiary of Harken, on December 21, 1999 in the New Castle County Court of Chancery of the State of Delaware. 420 Energy alleges that they are entitled to appraisal and payment of the fair value of their common stock in XPLOR as of the date XPLOR merged with Harken. Harken has relied on an indemnity provision in the XPLOR merger agreement to tender the costs of defense in this matter to certain third parties. Although the outcome of this litigation is uncertain, Harken believes that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken's financial condition. In February 2002, 420 Energy filed a new lawsuit against XPLOR, Harken and other defendants in state court in Dallas, Texas. Harken intends to pursue and enforce, through whatever steps are necessary, the indemnification from the third parties discussed above with regard to the extension of this suit also. In Harken management's opinion, the ultimate outcome of this litigation will not have a material adverse effect on Harken's financial condition.

      Harken has accrued approximately $6,779,000 at December 31, 2001 relating to certain other operational or regulatory liabilities related to Harken's domestic operations. A significant majority of this accrued amount relates to future abandonment costs of certain of Harken's producing properties, which will be incurred at the end of the properties' productive life. Harken and its subsidiaries currently are involved in other various lawsuits and contingencies, which in management's opinion, will not result in significant loss exposure to Harken.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On August 28, 2001, Harken dismissed Arthur Andersen LLP ("Arthur Andersen") as Harken's independent accountants. Harken engaged Ernst and Young LLP ("Ernst & Young") as its new independent accountants. The decision to change Harken's independent accountants was made by Harken's Audit Committee of the Board of Directors.

      Arthur Andersen's reports on Harken's consolidated financial statements for the years ended December 31, 2000 and 1999 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

      During the two years ended December 31, 2000 and the subsequent interim period preceding the decision to change independent accountants, there were no disagreements with Arthur Andersen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Arthur Andersen, would have caused the former accountant to make a reference to the subject matter of the disagreement(s) in connection with its reports covering such periods.

      During the two years ended December 31, 2000 and the subsequent interim period preceding the decision to change independent accountants, there were no "reportable events" (hereinafter defined) requiring disclosure pursuant to Item 304 (a) (1) (v) of Regulation S-K. As used herein, the term "reportable events" means any of the items listed in paragraphs (a) (1) (v) (A) - (D) of Item 304 of Regulation S-K.

      Effective September 5, 2001, Harken engaged Ernst & Young as its independent accountants. During the two years ended December 31, 2000 and the subsequent interim period preceding the decision to change independent accountants, neither Harken nor anyone on its behalf consulted Ernst & Young regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Harken's consolidated financial statements, nor has Ernst & Young provided to Harken a written report or oral advice regarding such principles or audit opinion.

      Harken requested and obtained a letter from Arthur Andersen addressed to the Securities and Exchange Commission stating that it agrees with the above statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors of Harken

      The Directors of Harken as of December 31, 2001, their ages and business experience during the past five years are listed below:

                                                                     Director
          Name, Age and Business Experience                           Since
          ---------------------------------                          --------

Mikel D. Faulkner (Age - 52) - Chairman of the Board of               1982
Harken since February 1991; CEO of Harken since 1982, and
President of Harken from 1982 until February 1993. Effective
May 2001, Mr. Faulkner also became the Chairman and Chief
Executive Officer of Global.

Bruce N. Huff (Age - 51) - President and Chief Operating              1996
Officer of Harken since March 1998 and Chief Financial
Officer from February 1999 to June 2000; Senior Vice
President and Chief Financial Officer of Harken from 1990 to
March 1998.

Stephen C. Voss (Age - 52) - Managing Director of Global              1997
Energy Development PLC since November 2001; Vice Chairman of the Board of Harken from May 2000 to November 2001; from
September 1998 to May 15, 2000, he served as Executive Vice
President and Chief Operating Officer of Harken and from
1990 to September 1998, as Senior Vice President of Harken.
Effective May 2001, Mr. Voss also became a director and President and Chief Operating Officer of Global.

Larry G. Akers (Age - 63) - From 1996 to the present, Mr.             2000
Akers has acted as an independent energy advisor/consultant.
From 1978 to 1988, he served as Chairman, President and CEO of ESCO Energy, Inc. From 1969 to 1978, Mr. Akers served as exploration and development manager for Laclede Gas.

Michael M. Ameen, Jr. (Age - 77) - From 1989 to 1999, Mr.             1994
Ameen served as a part time consultant to Harken with regard to Middle Eastern exploration projects; Independent
Consultant on Middle East Affairs for the past seven years;
Director of American Near East Refugee Aid (a charitable organization); Past director of Amideast (a charitable organization); Past director of Middle East Institute; Past director of International College in Beirut, Lebanon; Past vice president of government relations and director of Washington office of Aramco; Past president of Mobil Middle
East Development Corporation.

James H. Frizell (Age - 68) - From 1985 to 1987 and from              2001
1989 to the present, Mr. Frizell has acted as an independent petroleum consultant. From 1987 to 1989, he served as a Vice
President of Pike Petroleum Corporation. From 1983 to 1985, he served as a Vice President of Valero Producing Company.
From 1981 to 1983, he served as Vice President-

Exploration and Senior Vice President at Freeport-McMoran.

Dr. J. William Petty (Age - 59) - Professor of Finance and            2000
the W.W. Caruth Chairholder of Entrepreneurship at Baylor
University from 1990 to the present; Served as dean of the Business School at Abilene Christian University from 1979 to
1990; served as a subject matter expert on a best-practices study by the American Productivity and Quality Center on the topic of shareholder value based management; served on a research team for the Australian Department of Industry to study the feasibility of establishing a public equity market for small and medium-sized enterprises in Australia.

H. A. Smith (Age - 63) - From June 1991 to the present, Mr.           1997
Smith has served as a consultant to Smith International
Inc., an oil field service company; previously Mr. Smith served as Vice President Customer Relations for Smith
International, Inc.

Executive Officers of Harken

      The officers of Harken are elected annually by the Board of Directors following each Annual Meeting of Stockholders, or as soon thereafter as necessary and convenient. Each officer holds office until the earlier of such time as his or her successor is duly elected and qualified, his or her death or he or she resigns or is removed from office. Any officer elected or appointed by the Board of Directors may be removed by the Board of Directors whenever, in its judgment, the best interests of Harken will be served thereby, but such removal will be without prejudice to the contract rights, if any, of the person so removed.

      The executive officers of Harken as of December 31, 2001, their ages and positions held with Harken and their business experience for the past five years are listed below.

Name                            Age       Position Held with Harken
----                            ---       -------------------------
Mikel D. Faulkner               52        Chairman of the Board of Directors and Chief Executive Officer
Bruce N. Huff                   51        President, Chief Operating Officer and Director
James W. Denny, III             54        Executive Vice President - Operations
Anna M. Williams                31        Executive Vice President - Finance and Chief Financial Officer
Larry E. Cummings               49        Executive Vice President, Secretary and General Counsel
Richard O. Cottle               46        Senior Vice President - Production
A. Wayne Hennecke               43        Senior Vice President - Finance

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

      Anna M. Williams has served as Executive Vice President - Finance and Chief Financial Officer since June 2001. Ms. Williams has served as Senior Vice President - Finance and Chief Financial Officer since June 2000 and as Vice President - International Finance since from 1998 to 2000 and as International Finance Manager from 1996 to 1998. Prior to joining Harken, Ms. Williams worked with Arthur Andersen, LLP in the audit division.

      Larry E. Cummings has served as Executive Vice President, Secretary and General Counsel of Harken since June 2001. Mr. Cummings previously served as Vice President, Secretary and General Counsel from 1983 to 2001 and as Senior Legal Counsel and Vice President of Land for Harken from 1978 to 1983.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Harken's Directors and Executive Officers, and any persons who own more than ten percent of a registered class of Harken's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Harken. Directors, executive officers and greater than ten percent stockholders are required by SEC regulations to furnish Harken with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms and written representations from certain reporting persons, Harken believes that all filing requirements applicable to its Directors and Executive Officers have been complied with during 2001.

ITEM 11. EXECUTIVE COMPENSATION

                            COMPENSATION OF DIRECTORS

      In 2001, each non-employee Director of Harken received an annual retainer of $20,000 plus $2,000 for attendance at each regular meeting. In addition, Directors serving on Committees received $4,000 for chairmanship and $1,000 per Committee meeting attended. Employee Directors do not receive any additional fees for meetings attended.

                       COMPENSATION OF EXECUTIVE OFFICERS

      The following table sets forth certain information regarding the compensation paid during fiscal years 2001, 2000, and 1999 to Harken's Chief Executive Officer and Harken's four most highly compensated executive officers other than the Chief Executive Officer (the "named executive officers").

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------
                                                      Annual Compensation                                Long Term Compensation
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Securities
                                                                                                        Underlying
Name and Principal           Fiscal                                   Other Annual       All Other     Options/SARs     Other
Position                       Year        Salary           Bonus     Compensation     Compensation        (#)       Compensation
------------------------------------------------------------------------------------------------------------------------------------
Mikel D. Faulkner              2001      $301,442(1)       $ 2,414     $ 5,356(2)       $  2,983(3)            --          --
Chairman and Chief             2000      $255,000          $25,000     $ 1,915(4)       $ 10,858(5)       200,000          --
Executive Officer              1999      $264,808(6)       $84,904     $ 2,616(4)       $ 10,000(7)        73,000          --
------------------------------------------------------------------------------------------------------------------------------------
Bruce N. Huff                  2001      $229,327(8)       $31,013     $13,351(9)       $  2,983(3)            --          --
President and Chief            2000      $213,750(10)      $17,700     $39,112(11)      $ 10,858(5)        95,000          --
Operating Officer              1999      $206,250(12)      $55,000     $ 7,875(4)       $ 60,725(13)      460,000          --
------------------------------------------------------------------------------------------------------------------------------------
Stephen C. Voss                2001      $223,269(14)      $25,000     $22,800(15)      $  2,983(3)            --          --
Vice Chairman                  2000      $205,000          $10,347     $30,936(16)      $ 10,858(5)            --          --
                               1999      $195,000          $55,000     $12,000(4)       $ 10,000(7)       460,000          --
------------------------------------------------------------------------------------------------------------------------------------
James Denny                    2001      $175,000          $   521     $16,400(17)      $  2,970(18)           --          --
Executive Vice President       2000      $151,442          $30,000     $ 3,000(4)       $ 10,789(19)       60,000          --
                               1999            --               --          --                --               --          --
------------------------------------------------------------------------------------------------------------------------------------
Guillermo Sanchez              2001      $189,909(20)      $25,000          --          $  3,654(21)           --          --
President of Harken            2000      $176,640               --          --          $ 11,143(22)           --          --
International, Ltd.            1999      $169,399(23)      $11,500          --          $ 10,000(7)       160,000          --
------------------------------------------------------------------------------------------------------------------------------------

(1)   Includes $16,442 for unused vacation time.
(2)   Includes $556 relating to use of company car and $4,800 club allowance.
(3)   Includes $2,625 of 401(k) matching and $358 in group term life premiums.
(4)   Relating to use of company car.
(5)   Includes $10,500 of 401(k) matching and $358 in group term life premiums.
(6)   Includes $9,808 for unused vacation time.
(7)   Relates to 401(k) matching.
(8)   Includes $4,327 for unused vacation time.
(9)   Includes $8,551 relating to use of company car and $4,800 club allowance.
(10)  Includes $3,750 for unused vacation time.
(11) Includes $13,745 relating to use of a company car and debt forgiveness in the amount of $25,367.
(12)  Includes $11,250 for unused vacation time.
(13) Includes $10,000 relating to 401(k) matching and $50,725 relating to relocation expenses.
(14)  Includes $8,269 for unused vacation time.
(15)  Includes $18,000 relating to use of company car and $4,800 club allowance.
(16) Includes $15,716 relating to use of company car and debt forgiveness in the amount of $15,220.
(17)  Includes $11,600 relating to use of company car and $4,800 club allowance.
(18)  Includes $2,625 of 401(k) matching and $345 in group term life premiums.
(19)  Includes $10,500 of 401(k) matching and $289 in group term life premiums.
(20)  Includes $7,034 for unused vacation time.
(21)  Includes $2,625 of 401(k) matching and $1,029 in group term life premiums.
(22)  Includes $10,500 of 401(k) matching and $643 in group term life premiums.
(23)  Includes $6,394 for unused vacation time.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

There were no grants of options nor stock appreciation rights made to any members of the Company's executive officers including the members of this reporting group during the last fiscal year.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Value of Unexercised
                        Number of                         Number of Securities Underlying                    In-The-Money
                       Shares/SAR's                        Unexercised Options/SAR's at                     Option/SAR's at
                       Acquired on      Value                     Fiscal Year End                         Fiscal Year End (1)
====================================================================================================================================
     Name               Exercise      Realized          Exercisable        Unexercisable          Exercisable         Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Mikel D. Faulkner           --            --               349,375             195,250                $  --               $  --
------------------------------------------------------------------------------------------------------------------------------------
Bruce N. Huff               --            --               164,625              99,375                $  --               $  --
------------------------------------------------------------------------------------------------------------------------------------
Stephen C. Voss             --            --               158,625              84,375                $  --               $  --
------------------------------------------------------------------------------------------------------------------------------------
Jim Denny                   --            --                17,500              47,500                $  --               $  --
------------------------------------------------------------------------------------------------------------------------------------
Guillermo Sanchez           --            --                78,000              18,000                $  --               $  --
------------------------------------------------------------------------------------------------------------------------------------

      (1) The closing price for the Common Stock as reported on the American Stock Exchange as of December 31, 2001 was $1.23. Value was calculated on the basis of the difference between the option exercise price and such closing price multiplied by the number of shares of Common Stock underlying the option.

                                    REPORT ON
                          CHIEF EXECUTIVE COMPENSATION

      The Board of Directors (the "Board"), sitting in lieu of a Compensation Committee as of December 31, 2001, develops and oversees Harken's compensation strategy. The strategy is implemented through policies designed to support the achievement of Harken's business objectives and the enhancement of stockholder value. The Board reviews the annual compensation package on an ongoing basis throughout the year. The Company's compensation policies and programs are designed to align the annual compensation with the annual and long-term performance of Harken and to maintain a significant portion of that total compensation at risk, tied primarily to the creation of stockholder value.

      The Board annually reviews and sets the base salary of the Chief Executive Officer ("CEO"). In establishing annual compensation for the CEO, the Board takes into consideration many factors in making a determination of aggregate compensation. Such factors during 2001 included: (i) the financial results of Harken during the prior year; (ii) the performance of the Common Stock in the public market; (iii) compensation of chief executive officers employed by companies comparable to Harken; (iv) the achievements of management in completing significant projects during the year; (v) Harken's performance during the past year as compared to its peer companies in this industry; (vi) the impact that the dramatic fluctuations in the prices of crude oil and natural gas have had on the Company during this past year; and (vii) management's dedication and commitment in support of Harken. The Board exercises its judgment based upon the above criteria and does not apply a specific formula or assign a weight to each factor considered.

      In setting the CEO's compensation for 2001, the Board took note of the fact that Harken achieved significant success in 2001 toward implementing its overall business strategy and accomplishing goals that had been set by the Board. Harken completed certain key objectives which enhanced Harken's domestic oil and gas reserve base and consolidated its areas of emphasis of operations in the domestic United States. No cash bonus, other than certain minor compensation allowance items, was granted to the CEO during 2001. The CEO's base salary was increased by $30,000 in 2001 compared to his base salary for 2000.

      Harken's long-term incentive compensation consists of Harken's Stock Option Plans. The Board views the granting of stock options and restricted stock awards as a significant method of aligning management's long-term interests with those of the stockholders. The Board encourages executives, individually and collectively, to maintain a long-term ownership position in Harken's Common Stock. The Board did not grant to the CEO any additional stock options during 2001.

Federal Income Tax Considerations

      In 1993, the Internal Revenue Code was amended to place a $1.0 million cap on the deductibility on compensation paid to individual executives of publicly held corporations. The Board took this into account, however, upon review of the available regulations and interpretations, decided that it would not make the deductibility of Harken's compensation for federal income tax purposes a criterion to be used in establishing compensation of the named executives during the present review cycle. The Board took into consideration the belief that the current compensation levels of the CEO, would not be subject to the cap. The Board continues to recognize that compensation should meet standards of reasonableness and necessity, which have been part of the Internal Revenue Code for many years.

                                               By:   Mikel D. Faulkner
                                                     Bruce N. Huff
                                                     Stephen C. Voss
                                                     Larry G. Akers
                                                     Michael M. Ameen
                                                     James H. Frizell
                                                     Dr. J. William Petty
                                                     H. A. Smith

                         PERFORMANCE OF THE COMMON STOCK

      The table below compares the cumulative total stockholder return on the Common Stock for the last five fiscal years with the cumulative total return on the S&P 500 Index and the Dow Jones Secondary Oils Stock Index over the same period (assuming the investment of $100 in the Common Stock, the S&P 500 Index and the Dow Jones Secondary Oils Stock Index on December 31, 1996 and reinvestment of all dividends).

                                            1996     1997     1998     1999   2000     2001
                                            ----     ----     ----     ----   ----     ----
Harken Energy Corp.                         $100    $233     $ 67     $ 27   $ 11      $  4
S&P 500 Index                                100     105       71       89    126       121
Dow Jones Secondary Oils Stock Index         100     133      171      208    189       166

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

      As of March 27, 2002, the only person known by Harken to beneficially own five percent 5% or more of Harken common stock was:

Name                                           Shares         Percent Ownership
----                                           ------         -----------------
Michael B. Rohlfs, Attorney in Fact
for Traco International N.V.                   1,210,056      6.56%

Security Ownership of Directors and Management

      The following table sets forth information regarding the number of shares of Common Stock beneficially owned by each Director, each named executive officer, and all of Harken's Directors and executive officers as a group as of March 27, 2002.

                                           Number of Shares
                                           ----------------
Name                                      Beneficially Owned      Percent of Class
----                                      ------------------      ----------------
Michael M. Ameen, Jr.                          22,100(1)                (2)
Larry G. Akers                                  3,500(3)                (2)
James Denny                                    20,500(4)                (2)
Mikel D. Faulkner                             419,375(5)              2.27%
James H. Frizell                               18,000(2)
Bruce N. Huff                                 167,125(6)                (2)
Dr. J. William Petty                            9,750(7)                (2)
Guillermo Sanchez                               9,751(8)                (2)
H. A. Smith                                    27,930(9)                (2)
Stephen C. Voss                               159,625(10)               (2)

All Directors and Executive Officers
as a group (16 persons)                       925,833(11)              5.04%

(1) Includes 20,000 shares issuable within 60 days upon exercise of options issued by Harken.
(2)   Less than one percent (1%)
(3) Includes 2,500 shares issuable within 60 days upon exercise of options issued by Harken.
(4) Includes 17,500 shares issuable within 60 days upon exercise of options issued by Harken.
(5) Includes 349,375 shares issuable within 60 days upon exercise of options issued by Harken.
(6) Includes 164,625 shares issuable within 60 days upon exercise of options issued by Harken.
(7) Includes 1,250 shares issuable within 60 days upon exercise of options issued by Harken.
(8) Includes 7,800 shares issuable within 60 days upon exercise of options issued by Harken.
(9) Includes 20,000 shares issuable within 60 days upon exercise of options issued by Harken.
(10) Includes 158,625 shares issuable within 60 days upon exercise of options issued by Harken.
(11) Includes 803,685 shares issuable within 60 days upon exercise of options issued by Harken.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      NONE.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as a part of this report:

      (1)   Financial Statements included in Part II of this report:

                                                                                                             Page
                                                                                                             ----
           Harken Energy Corporation and Subsidiaries
           -- Report of Independent Auditors............................................................     43
           -- Selected Financial Information and Other Data for the five years ended
               December 31, 2001........................................................................     28
           -- Consolidated Balance Sheets -- December 31, 2000 and 2001.................................     45
           -- Consolidated Statements of Operations for the three years ended
               December 31, 2001 .......................................................................     46
           -- Consolidated Statements of Stockholders' Equity for the three years ended
               December 31, 2001........................................................................     47
           -- Consolidated Statements of Cash Flows for the three years ended
               December 31, 2001........................................................................     48
           -- Notes to Consolidated Financial Statements................................................     49

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

     *4.10  Certificate of Designations of Series G2 Convertible Preferred
            Stock.

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

      10.9 Association Contract (Bocachico) dated as of January 1994, but effective as of April 1994, by and between Harken de Colombia, Ltd. and Empresa Colombia de Petroleos (filed as Exhibit 10.1 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994, File No. 0-9207, and incorporated herein by reference).

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

      10.12 Credit Agreement between Harken Exploration Company, XPLOR Energy, Inc. Harken Energy West Texas, Inc. , Harken Southwest Corporation, South Coast Exploration Co., Xplor Energy SPV-1, Inc., McCulloch Energy, Inc. and Bank One, Texas, N.A. dated August 11, 2000 and as amended December 21, 2000 and December 31, 2000 (filed as Exhibit
            10.20 to Harken's Annual Report on Form 10-K for fiscal year ended December 31, 2000, File No 0-9207, and incorporated by reference herein).

      10.13 Third Amendment to Credit Agreement between Harken Exploration Company, XPLOR Energy, Inc., Harken Energy West Texas, Inc., South Coast Exploration Co., XPLOR Energy SPV-1, Inc., McCulloch Energy, Inc., Harken Gulf Exploration Company, and Bank One, N.A. dated May 11, 2001 (Filed as Exhibit 10.13 to Harken's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-9207, and incorporated herein by reference).

     *10.14 Association Contract (Cajaro) dated as of December 2001, but effective as of February 2002, by and between Harken de Colombia, Ltd. and Empresa Colombia de Petroleos.

     *10.15 Purchase and Sale Agreement dated January 31, 2002 between Republic
            Resources, Inc. and Harken Energy Corporation.

      10.16 Letter from Arthur Andersen LLP pursuant to Item 304(a)(3) of Regulation S-K (filed as Exhibit 16.1 in Harken's current report on Form 8-K, filed on September 5, 2001, File No. 0-9207, and incorporated by reference herein).

     *21    Subsidiaries of Harken.

     *23 Consents of Independent Public Accountants and Independent Reserve Engineers.

     *24    Power of Attorney.

            *     Filed herewith

(b)   Reports on Form 8-K

      NONE.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 29, 2002.

      HARKEN ENERGY CORPORATION


               *
     _______________________________
     Mikel D. Faulkner, Chairman of the Board of Directors and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                              Title                     Date
     ---------                              -----                     ----

      *                     Chairman of the Board of Directors
------------------------    and Chief Executive Officer
Mikel D. Faulkner           (Principal Executive Officer)         March 29, 2002

      *                     President, Chief Operating Officer
------------------------    and Director
Bruce N. Huff                                                     March 29, 2002

      *                     Vice Chairman and Director            March 29, 2002
------------------------
Stephen C. Voss

      *                      Director                             March 29, 2002
------------------------
Larry G. Akers

      *                      Director                             March 29, 2002
------------------------
Michael M. Ameen, Jr.

      *                      Director                             March 29, 2002
------------------------
James H. Frizell

      *                      Director                             March 29, 2002
------------------------
Dr. J. William Petty

      *                      Director                             March 29, 2002
------------------------
Hobart A. Smith

*Anna M. Williams by signing her name hereto, does hereby sign this Annual Report on Form 10-K for the year ended December 31, 2001 on behalf of Harken Energy Corporation and each of the above-named officers and directors of such Company pursuant to powers of attorney, executed on behalf of the Company and each officer and director.


/s/ Anna M. Williams
--------------------
Anna M. Williams
Attorney-in-Fact