Form 10-Q
period 2002-03-31
HARKEN ENERGY CORP
filed 2002-05-15
CIK 313478

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from to ____

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

     The number of shares of Common Stock, par value $0.01 per share, outstanding as of May 1, 2002 was 20,996,546.

                            HARKEN ENERGY CORPORATION
                            INDEX TO QUARTERLY REPORT
                                 March 31, 2002

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

     Item 1.   Condensed Financial Statements

               Consolidated Condensed Balance Sheets......................   4

               Consolidated Condensed Statements of Operations............   5

               Consolidated Condensed Statement of Stockholders' Equity...   6

               Consolidated Condensed Statements of Cash Flows............   7

               Notes to Consolidated Condensed Financial Statements.......   8

     Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................  15

PART II. OTHER INFORMATION ...............................................  23

SIGNATURES................................................................  27

                         PART I - FINANCIAL INFORMATION

                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                       December 31,         March 31,
                                                                                           2001                2002
                                                                                       ------------         ----------
     Assets

Current Assets:
   Cash and temporary investments                                                   $   8,523,000        $   6,334,000
   Restricted cash                                                                        944,000              954,000
   Accounts receivable, net                                                             3,248,000            4,013,000
   Related party notes receivable                                                         169,000              105,000
   Prepaid expenses and other current assets                                            1,361,000              951,000
                                                                                    -------------        -------------
        Total Current Assets                                                           14,245,000           12,357,000

Property and Equipment, net                                                            78,335,000           74,403,000

Other Assets, net                                                                       3,226,000            2,503,000
                                                                                    -------------        -------------
                                                                                    $  95,806,000        $  89,263,000
                                                                                    =============        =============
     Liabilities and Stockholders' Equity

Current Liabilities:
   Trade payables                                                                   $   2,664,000        $     770,000
   Accrued liabilities and other                                                        6,197,000            5,680,000
   Revenues and royalties payable                                                       2,006,000            1,242,000
   Current portion of long-term debt                                                         --                450,000
                                                                                    -------------        -------------
        Total Current Liabilities                                                      10,867,000            8,142,000

Convertible Notes Payable                                                              51,388,000           51,457,000

Bank Credit Facilities                                                                  7,937,000            7,487,000

Accrued Preferred Stock Dividends                                                       3,942,000            4,987,000

Other Long-Term Obligations                                                             5,458,000            5,594,000

Commitments and Contingencies (Note 10)


Minority Interest in Consolidated Subsidiary                                                 --              1,995,000

Stockholders' Equity:
   Series G1 Preferred Stock, $1.00 par value; $100 liquidation value; 700,000
     shares authorized; 446,417 and 438,647 shares outstanding, respectively              446,000              438,000
   Series G2 Preferred Stock, $1.00 par value; $100 liquidation value; 400,000
     shares authorized; 95,300 and 94,300 shares outstanding, respectively                 95,000               94,000
   Common stock, $0.01 par value; 225,000,000 shares authorized;
     18,713,038 and 18,816,730 shares issued, respectively                                187,000              188,000
   Additional paid-in capital                                                         385,710,000          384,219,000
   Accumulated deficit                                                               (369,087,000)        (373,688,000)
   Accumulated other comprehensive income                                                 296,000             (217,000)
   Treasury stock, at cost, 542,900 shares held                                        (1,433,000)          (1,433,000)
                                                                                    -------------        -------------
          Total Stockholders' Equity                                                   16,214,000            9,601,000
                                                                                    -------------        -------------
                                                                                    $  95,806,000        $  89,263,000
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

                  HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                      Three Months Ended
                                                                                          March 31,
                                                                           ------------------------------------
                                                                                2001                   2002
                                                                               ------                 ------
Revenues:
  Oil and gas operations                                                   $  8,915,000            $  5,426,000
  Interest and other income                                                     277,000                  66,000
                                                                           ------------            ------------
                                                                              9,192,000               5,492,000
                                                                           ------------            ------------
Costs and Expenses:
  Oil and gas operating expenses                                              3,254,000               2,320,000
  General and administrative expenses, net                                    2,480,000               2,409,000
  Depreciation and amortization                                               3,249,000               3,266,000
  Interest expense and other, net                                             1,712,000                 972,000
                                                                           ------------            ------------
                                                                             10,695,000               8,967,000
                                                                           ------------            ------------
          Loss before income taxes                                           (1,503,000)             (3,475,000)
Income tax expense                                                               15,000                  90,000
                                                                           ------------            ------------
          Loss before extraordinary items and minority interest              (1,518,000)             (3,565,000)

Minority interest in loss of subsidiary                                            --                     9,000
                                                                           ------------            ------------
          Loss before extraordinary item                                     (1,518,000)             (3,556,000)

Extraordinary item-gain on repurchase of
  European Notes                                                                106,000                      --
                                                                           ------------            ------------
          Net loss                                                         $ (1,412,000)           $ (3,556,000)
                                                                           ============            ============
Preferred stock dividends                                                      (316,000)             (1,045,000)
                                                                           ------------            ------------
          Net loss attributed to common stock                              $ (1,728,000)           $ (4,601,000)
                                                                           ============            ============
Basic and diluted loss per common share:
     Loss per common share before extraordinary items                      $      (0.10)           $      (0.25)
     Extraordinary item-gain on repurchase of
        European Notes                                                             0.00                      --
                                                                           ------------            ------------
  Loss per common share                                                    $      (0.10)           $      (0.25)
                                                                           ============            ============
  Weighted average common shares outstanding                                 17,855,827              18,233,676
                                                                           ============            ============



  The accompanying Notes to Consolidated Condensed Financial Statements are an
                       integral part of these Statements.

                  HARKEN ENERGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                                  (Unaudited)

                                                                                        Additional
                                             G1 Preferred   G2 Preferred    Common        Paid-In          Treasury
                                                Stock          Stock        Stock         Capital            Stock
                                             ------------   ------------   --------     ------------      -----------
Balance, December 31, 2001                     $446,000       $95,000      $187,000     $385,710,000      $(1,433,000)

  Issuance of common stock                           --            --            --           (4,000)              --
  Conversions of preferred stock                 (8,000)       (1,000)        1,000            8,000               --
  Preferred stock dividends                          --            --            --               --               --
  Issuance of stock of subsidiary                    --            --            --       (1,495,000)              --
  Comprehensive income:
     Net change in derivative fair value             --            --            --               --               --
     Reclassification of derivative fair
      value into earnings                            --            --            --               --               --
     Net loss                                        --            --            --               --               --
          Total comprehensive (loss)
                                               --------       -------      --------     ------------      -----------
Balance, March 31, 2002                        $438,000       $94,000      $188,000     $384,219,000      $(1,433,000)
                                               ========       =======      ========     ============      ===========


                                                               Accumulated
                                                                 Other
                                             Accumulated     Comprehensive
                                               Deficit       Income (Loss)        Total
                                            -------------    -------------     -----------
Balance, December 31, 2001                  $(369,087,000)     $ 296,000       $16,214,000

  Issuance of common stock                             --             --            (4,000)
  Conversions of preferred stock                       --             --                --
  Preferred stock dividends                    (1,045,000)            --        (1,045,000)
  Issuance of stock of subsidiary                      --             --        (1,495,000)
  Comprehensive income:
     Net change in derivative fair value               --       (423,000)
     Reclassification of derivative fair
      value into earnings                              --        (90,000)
     Net loss                                  (3,556,000)            --
          Total comprehensive (loss)                                            (4,069,000)
                                            -------------      ---------       -----------
Balance, March 31, 2002                     $(373,688,000)     $(217,000)      $ 9,601,000
                                            =============      =========       ===========

  The accompanying Notes to Consolidated Condensed Financial Statements are an
                       integral part of these Statements.

                              HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                              (Unaudited)


                                                                                             Three Months Ended
                                                                                                   March 31,
                                                                                         --------------------------
                                                                                          2001                2002
                                                                                         ------              ------
Cash flows from operating activities:
   Net loss                                                                          $ (1,412,000)       $ (3,556,000)
     Adjustment to reconcile net loss to net cash
           provided by operating activities:
       Depreciation and amortization                                                    3,249,000           3,266,000
       Amortization of issuance costs                                                     679,000             117,000
       Extraordinary items                                                               (106,000)                 --
       Minority interest in loss of subsidiary                                                 --              (9,000)

   Change in assets and liabilities:
       (Increase) decrease in accounts receivable                                       1,101,000            (701,000)
       Increase (decrease) in trade payables and other                                    326,000          (1,088,000)
                                                                                     ------------        ------------
          Net cash provided by (used in) operating activities                           3,837,000          (1,971,000)
                                                                                     ------------        ------------
Cash flows from investing activities:
   Proceeds from sales of assets                                                        1,815,000             936,000
   Capital expenditures, net                                                           (9,020,000)         (2,322,000)
                                                                                     ------------        ------------
      Net cash used in investing activities                                            (7,205,000)         (1,386,000)
                                                                                     ------------        ------------
Cash flows from financing activities:
   Proceeds from issuances of stock                                                            --           1,425,000
   Transaction costs                                                                           --            (257,000)
   Repayments of long-term debt                                                          (140,000)                 --
   Collection of note receivable                                                          140,000                  --
                                                                                     ------------        ------------
          Net cash provided by financing activities                                            --           1,168,000
                                                                                     ------------        ------------
Net decrease in cash and temporary investments                                         (3,368,000)         (2,189,000)
Cash and temporary investments at beginning of period                                  19,763,000           8,523,000
                                                                                     ------------        ------------
Cash and temporary investments at end of period                                      $ 16,395,000        $  6,334,000
                                                                                     ============        ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                        $    220,000        $     88,000
     Income taxes                                                                              --                  --

  The accompanying Notes to Consolidated Condensed Financial Statements are an
                       integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             March 31, 2001 and 2002
                                   (Unaudited)

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Harken Energy Corporation ("Harken") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations, although Harken believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Harken, these financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 2001 and March 31, 2002 and the results of its operations and changes in its cash flows for all periods presented as of March 31, 2001 and 2002. All such adjustments represent normal recurring items. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Harken's Annual Report on Form 10-K for the year ended December 31, 2001. Certain prior year amounts have been reclassified to conform with the 2002 presentation.

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

     The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Comprehensive (Loss)

     Comprehensive loss includes changes in stockholders' equity during the periods that do not result from transactions with stockholders. The Company's total comprehensive income (loss) is as follows:

                                                           Three Months Ended
                                                                 March 31,
                                                          ---------------------
                                                            2001         2002
                                                          --------     --------
                                                              (in thousands)

Net (Loss)                                                $ (1,412)    $ (3,556)
Change in fair value of derivative                             280         (423)
Reclassification of derivative fair value into earnings      1,010          (90)
Cumulative effect of change in accounting principle         (3,025)          --
                                                          --------     --------
   Total Comprehensive (Loss)                             $ (3,147)    $ (4,069)

                                                          ========     ========
(2)  ACQUISITIONS AND DISPOSITIONS

     Sales of Certain Producing Interests - During 2001, certain wholly-owned subsidiaries of Harken sold certain interests in oil and gas producing properties located in Texas, Arkansas, New Mexico and Louisiana for approximately $13,090,000 cash, which was used in part to support Harken's exploration and development activities. During the first quarter of 2002, Harken sold an additional interest in an oil and gas producing property located in Texas for approximately $910,000. Subsequent to March 31, 2002, Harken sold additional producing property interests for approximately $214,000.

     Acquisition of Republic Properties - On January 30, 2002, a wholly-owned subsidiary of Harken signed an agreement to acquire certain property interests (the "Republic Properties") from Republic Resources, Inc., ("Republic"). Such acquisition was closed on April 4, 2002 following approval by Republic stockholders and debenture holders. The Republic Properties consist of 15 producing property interests located in southern Louisiana and the Texas Gulf Coast region. The Republic Properties were acquired by Harken in exchange for 2,645,500 shares of Harken common stock valued at $2,380,500 based on the average reported price for Harken common stock for the 20 trading days prior to the Closing Date. In addition, the Purchase and Sale Agreement also provides for contingent additional consideration of cash or additional shares of Harken common stock or any combination of the two as Harken may decide, to be paid within 45 days after December 31, 2003, based on a defined calculation to measure the appreciation, if any, of the reserve value of the Republic Properties.

(3) PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:

                                                 December 31,         March 31,
                                                     2001               2002
                                                 ------------         ---------
Unevaluated oil and gas properties:

     Unevaluated Colombian properties          $      68,000      $     103,000
     Unevaluated Peru properties                     635,000            671,000
     Unevaluated Panama properties                   166,000            189,000
     Unevaluated domestic properties               2,603,000          2,189,000

Evaluated oil and gas properties:

     Evaluated Colombian properties              182,945,000        183,043,000
     Evaluated domestic properties               154,495,000        154,029,000
Facilities and other property                     25,000,000         25,011,000
Less accumulated depreciation and
     amortization                               (287,577,000)      (290,832,000)
                                               -------------      -------------
                                               $  78,335,000      $  74,403,000
                                               =============      =============

(4) MIDDLE AMERICAN OPERATIONS

     Harken's Middle American operations are conducted through Global Energy Development PLC ("Global", a United Kingdom company listed on the AIM Exchange in London). Effective March 25, 2002, Harken's ownership in Global decreased to 92.77%, as Global placed 7.23% of its stock in a placement to investors, including certain affiliates of Harken and Global, in exchange for approximately $1,425,000 cash. Global is seeking additional financing and acquisition activities using shares of its newly listed common stock. In addition, the sale, by Harken, of additional shares of Global common stock which would reduce Harken's ownership to 90% was previously approved by Harken's Board of Directors. The issuance of stock by Global has been accounted for by Harken within stockholders' equity, by reducing additional paid-in capital by $2,004,000 related to the corresponding minority interest and offsetting proceeds received from transaction costs of $916,000, of which $257,000 were incurred in 2002.

     Colombian Operations - Global's Colombian operations are conducted through Harken de Colombia, Ltd., a wholly-owned subsidiary of Global, which held four exclusive Colombian Association Contracts with Empresa Colombiana de Petroleos ("Ecopetrol") as of March 31, 2002. Terms of each of the Association Contracts commit Global to perform certain activities in accordance with a prescribed timetable. As of May 14, 2002, Global was in compliance with the requirements of each of the Association Contracts.

     Costa Rica Operations - Global's participation in Costa Rica is structured whereby a wholly-owned Global subsidiary owns a 40% share of Harken Costa Rica Holdings LLC ("HCRH", a Nevada limited liability company), with an affiliate of MKJ Xploration, Inc. ("MKJ") owning the remaining stock of HCRH. MKJ is the operator of this Costa Rica project.

     In March 2002, the Costa Rica environmental agency SETENA denied its approval of the requested environmental permit related to Harken's Costa Rica Contract. HCRH has filed an appeal related to this ruling by SETENA. In January 2002, the Costa Rica Constitutional Court rendered a published opinion in a suit that had been filed against another oil and gas operator and the Costa Rican Ministry of Environment and Energy ("MINAE") by certain environmental groups. In its opinion, in this case, the Constitutional Court of Costa Rica found, among other issues, that SETENA did not have the current authority to grant environmental permits. In addition, proposed legislation pending in the Costa Rica legislature seeks to abolish the Costa Rica government's rights to grant hydrocarbon exploration contracts. Due to the Costa Rica Constitutional Court decision discussed above, even though it did not directly involve HCRH or the Moin #2 well, as well as the pending legislation described above, Harken and Global believe that HCRH's appeal to SETENA for reconsideration of its denial of the requested permit, or any similar recourse, will be unsuccessful. Further, recent political developments in Costa Rica, in the opinion of Harken and Global, severely limit the opportunity for future oil and gas exploration in Costa Rica. These significant adverse developments resulted in Harken and Global fully impairing its investment in the Costa Rica project in its Consolidated Balance Sheet as of December 31, 2001.

     Peru Operations - In April 2001, Harken, through a wholly-owned subsidiary of Global, signed a Technical Evaluation Agreement ("Peru TEA") with PeruPetro, the national oil company of Peru. The Peru TEA covers an area of approximately
6.8 million gross acres in northeastern Peru. Under the terms of the Peru TEA, Global has the option to convert the Peru TEA to a seven year exploration contract, with a twenty-two year production period. Terms of the Peru TEA allow Global to conduct a study of the area that will include the reprocessing of seismic data and evaluation of previous well data.

     Panama Operations - In September 2001, Harken, through a wholly-owned subsidiary of Global, signed a Technical Evaluation Agreement ("Panama TEA") with the Ministry of Commerce and Industry for the Republic of Panama. The Panama TEA covers an area approximately 2.7 million gross acres divided into three blocks in and offshore Panama. Under the terms of this Panama TEA, which extends for a period of 24 months, Global is to perform certain work program procedures and studies to be submitted to the Panamanian government with an option to negotiate and enter into one or more Contracts for the Exploration and Exploitation of Hydrocarbons with the Ministry of Commerce and Industry.

(5) BANK CREDIT FACILITY OBLIGATION

     Certain Harken subsidiaries (the "Borrowers") entered into a three year loan facility with Bank One, N.A. ("Bank One") which is secured by certain of Harken's domestic oil and gas properties and a guarantee from Harken. The Bank One facility provides borrowings limited by a borrowing base (as defined by the Bank One facility) which was approximately $7,937,000 as of March 31, 2002 and as of May 14, 2002. Such borrowing base, which is net of outstanding letters of credit, will be reduced by $225,000 per month beginning September 1, 2002 until the borrowing base is redetermined by Bank One on November 1 and May 1 in accordance with the facility agreement. The Bank One facility provides for interest based on LIBOR plus a margin of 2.350% (4.23% as of March 31, 2002), payable at the underlying LIBOR maturities or lender's prime rate, and provides for a commitment fee of 0.375 % on the unused amount. At December 31, 2001 and March 31, 2002 Harken had $7,937,000 outstanding pursuant to the facility.

     The Bank One facility requires the Borrowers, as well as Harken, to maintain certain financial covenant ratios and requirements as calculated on a quarterly basis. Harken and the Borrowers are in compliance with all requirements under the Bank One facility, as amended, as of March 31, 2002. The Borrowers received a waiver of the debt service coverage ratio covenant for the quarter ended March 31, 2002. Such financial covenant ratios and requirements for the Borrowers include a current ratio, as defined, of not less than 1.0 to
1.0 and a total liabilities to net capital investment ratio, as defined, of not more than 1.15 to 1.0. Effective beginning in the second quarter of 2002, such requirements will also include a debt service coverage ratio, as defined, for the Borrower of not less than 1.15 to 1.00. Required financial covenants for Harken include a ratio of total liabilities to net worth, as defined, of not more than 0.6 to 1.0, and a current ratio, as defined, of not less than 1.15 to 1.0.

(6) CONVERTIBLE NOTES PAYABLE

     A summary of convertible notes payable is as follows:

                                   December 31,    March 31,
                                       2001          2002
                                   -----------   -----------
5% European Notes                  $40,980,000   $40,980,000
Benz Convertible Notes              10,408,000    10,477,000
                                   -----------   -----------
                                    51,388,000    51,457,000
Less: Current portion                       --            --
                                   -----------   -----------
                                   $51,388,000   $51,457,000
                                   ===========   ===========

     5% European Notes -- On May 26, 1998, Harken issued to qualified purchasers certain 5% Senior Convertible Notes (the "5% European Notes") which mature on May 26, 2003. Interest incurred on these notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are converted.

     The 5% European Notes may be redeemed for cash, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002, Harken may redeem up to 50% of the 5% European Notes in exchange for shares of Harken common stock at a defined redemption price based on an average market price of Harken common stock. At maturity, on May 26, 2003, Harken may similarly redeem all remaining 5% European Notes for shares of Harken common stock. The 5% European Notes are listed on the Luxembourg Stock Exchange.

(7) RELATED PARTY TRANSACTIONS

     During 1997, 1998 and 1999, Harken made secured short-term loans to certain members of Harken's Management, certain of whom also served on the Board of Directors. Such notes receivable are reflected in Harken's Consolidated Balance Sheet at December 31, 2000 and December 31, 2001 as Related Party Notes Receivable. In January 2001, Harken forgave the repayment of a short-term loan to a former director and former member of management and reflected the forgiveness as a charge to earnings in 2000. In May 2002, Harken entered into an agreement to forgive the repayment of a short-term loan to a member of management and reflected the forgiveness as a charge to earnings during the first quarter of 2002.

(8) HEDGING ACTIVITIES

     Harken holds certain commodity derivative instruments which are effective in mitigating commodity price risk associated with a portion of its future monthly natural gas production and related cash flows. Harken's oil and gas operating revenues and cash flows are impacted by changes in commodity product prices, which are volatile and cannot be accurately predicted. Harken's objective for holding these commodity derivatives is to protect the operating revenues and cash flows related to a portion of its future natural gas sales from the risk of significant declines in commodity prices.

     As of March 31, 2002, Harken, holds natural gas zero cost collar contracts consisting of a fixed price floor option of $2.75 per MMBTU and a fixed price cap option of $3.47 per MMBTU, covering 135,000 MMBTUs per month over the period of the contract through December 31, 2002. In addition, Harken also holds zero cost collar contracts consisting of a fixed price floor option of $2.75 per MMBTU and a fixed price cap option of $5.12 per MMBTU, covering 60,000 MMBTUs per month over a period from January 1, 2003 through December 31, 2003. Such natural gas collar contracts are reflected in accrued liabilities at March 31, 2002 with a market value of approximately $351,000.

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

     Harken's financial information for each of its operating segments is as follows for the periods ended March 31, 2001 and 2002:


                                             North                Middle
                                            America               America               Total
                                            -------               -------               -----
For the three months ended
   March 31, 2001:

Operating revenues                        $  7,008,000        $ 1,907,000           $  8,915,000
Interest and other income                      119,000            158,000                277,000
Depreciation and amortization                1,819,000          1,430,000              3,249,000
Interest expense and other, net                876,000            836,000              1,712,000
Income tax expense                              15,000                  -                 15,000
Segment income (loss) before
   extraordinary items                         766,000         (2,284,000)            (1,518,000)
Capital expenditures                         2,737,000          8,212,000             10,949,000
Total assets at end of period               99,434,000         47,613,000            147,047,000

For the three months ended
   March 31, 2002:

Operating revenues                       $   3,788,000        $ 1,638,000           $  5,426,000
Interest and other income                       21,000             45,000                 66,000
Depreciation and amortization                2,123,000          1,143,000              3,266,000
Interest expense and other, net                664,000            308,000                972,000
Income tax expense                              15,000             75,000                 90,000
Segment loss before
   extraordinary items                     (2,382,000)         (1,174,000)            (3,556,000)
Capital expenditures                           107,000            192,000                299,000

Total assets at end of period               60,030,000         29,233,000             89,263,000


(10) COMMITMENTS AND CONTINGENCIES

     Search Acquisition Corp. ("Search Acquisition"), also known as Harken Texas Acquisition Corp., a wholly-owned subsidiary of Harken, is a defendant in a lawsuit filed by Petrochemical Corporation of America and Lorken Investments Corporation (together, "Petrochemical"). This lawsuit arises out of Petrochemical's attempt to enforce a judgment of joint and several liability entered in 1993 against a group of twenty limited partnerships known as the "Odyssey limited partnerships." Petrochemical claims that Search Exploration, Inc. is liable for payment of the judgment as the successor-in-interest to eight Odyssey limited partnerships. Search Acquisition was the surviving corporation in Harken's 1995 acquisition of Search Exploration, Inc. On February 28, 1996, the court granted Search Acquisition's motion for summary judgment in this case. On July 3, 1998, the Fifth District Court of Appeals for the State of Texas reversed the trial court's summary judgment and remanded the case to the trial court. In late 2001, a jury trial was held in this matter. The jury returned a verdict finding for Petrochemical in the amount of $1.1 million of actual damages and $3 million in punitive damages. In April 2002, the court upheld the verdict rendered by the jury. Search Acquisition will file with this court post-judgment motions for a new trial with regard to this case and anticipates that it will appeal if these motions are not granted. This lawsuit solely involves Search Acquisition and does not involve harken directly. In Harken management's opinion at this time, the ultimate outcome of this matter against Search Acquisition will not have a material adverse effect upon Harken's financial condition or operations taken as a whole due in part to this suit solely involving Search Acquisition, a subsidiary of Harken, which entity has minimal remaining reserves, operations and assets.

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

     Harken has accrued approximately $6,888,000 at March 31, 2002 relating to certain other operational or regulatory liabilities related to Harken's domestic operations. A significant majority of this accrued amount relates to future abandonment costs of certain producing properties owned by XPLOR, a wholly owned subsidiary of Harken, which will be incurred at the end of the properties' productive life. Harken and its subsidiaries currently are involved in other various lawsuits and contingencies, any of which in management's opinion, will not result in significant loss exposure to Harken.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

     Certain statements contained in this Quarterly Report, including statements of Harken management's current expectations, intentions, plans and beliefs, are "forward-looking statements", as defined in Section 21D of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995:

     . statements before, after or including the words "may", "will", "could", "should", "believe", "expect", "future", "potential", "anticipate", "intend", "plan", "estimate", or "continue" or the negative or other variations of these words; and

     .    other statements about matters that are not historical facts.

     Such forward-looking statements involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance, timing or achievements of Harken to be materially different from any results, performance, timing or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks described in Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission.

Overview

     Harken's domestic operating segment has completed a period of significant successful drilling activity over the past two years, and in light of recent reduced prices for oil and natural gas, has reduced its exploration and development activity at this time in favor of pursuing oil and gas reserve growth through merger and acquisition activity. In April 2002, Harken, along with a wholly-owned subsidiary, acquired certain producing property interests (the "Republic Properties") in exchange for Harken common stock. Harken's ability to make future acquisition transactions may be affected, however, by the market value of Harken common stock. If the price of Harken common stock remains low or decreases, Harken's ability to utilize its stock in acquisition transactions could be negatively affected. Harken's Middle American operations are conducted through Global Energy Development PLC ("Global", a United Kingdom company listed on the AIM Exchange in London). Effective March 25, 2002, Harken's ownership in Global decreased to 92.77%, as Global placed 7.23% of its stock in a placement to investors, including certain affiliates of Harken and Global, in exchange for approximately $1,425,000 cash. Global is seeking additional financing and acquisition activities using shares of its newly listed common stock. In addition, the sale, by Harken, of additional shares of Global common stock which would reduce Harken's ownership to 90% was previously approved by Harken's Board of Directors. As a part of Harken's business strategy, Harken has taken steps to maximize its cash flow by decreasing its administrative costs through reductions in personnel, reductions in salaries, increasing efficiencies in its production operations, and by reducing its long-term debt obligations. Harken's continued steps in these areas should continue to increase operating efficiency and cash flow during 2002.

     Harken reported a net loss for the three months ended March 31, 2002 of $3,556,000 compared to a net loss of $1,412,000 for the prior year period due primarily to lower commodity prices compared to the prior year. Because of lower product prices for both natural gas and crude oil, Harken worldwide oil and gas revenues have decreased 39% during the first quarter of 2002 compared to the prior year period, despite increased production volumes both domestically and in Colombia. Gross profit before depreciation and amortization, general and administrative and interest expenses totaled approximately $3.1 million during the three months ended March 31, 2002 compared to approximately $5.7 million for the prior year period.

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

     Colombia operations -- During the quarter ended March 31, 2002, approximately 30% of Harken's consolidated revenues were generated from sales to Ecopetrol, the state-owned Colombian oil company. The country of Colombia is currently experiencing heightened security issues which could affect Harken's Colombian operations as well as the strength and operations of Ecopetrol. If Ecopetrol experiences significant adverse conditions in its operations, it may not be able to meet its ongoing financial obligations to Harken for delivered production or be able to purchase future production under the terms of existing contract provisions. Harken's Colombian operations could also be directly affected by guerilla activity or other instances or threats of violence, preventing or interrupting Harken from producing, transporting or delivering future production volumes.

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

     Classification of long-term debt -- Harken's bank credit facility with Bank One, N.A. ("Bank One") requires Harken, as well as certain of its subsidiaries (the "Borrowers") to maintain certain financial covenant ratios and requirements, as calculated on a quarterly basis. If Harken or the Borrowers are not in compliance with their bank financial covenant ratios or requirements in the future and are unable to obtain a waiver or amendment to the facility requirements, the credit facility would be in default and callable by Bank One. In addition, due to cross-default provisions in Harken's 5% European Note agreement, a majority of Harken's debt obligations would become due in full if any debt is in default. The classification of Harken's long-term debt obligations at March 31, 2002 reflects Harken's expectations that future operating results will result in Harken and the Borrowers being in compliance with the bank financial covenant ratios and requirements in future quarters. However, expectations of future operating results and continued compliance with financial covenants cannot be assured and our lenders' actions are not controllable by Harken. If Harken's projections of future operating results are not achieved and its debt is placed in default, Harken could experience a material adverse impact on its financial position and results of operations.

     Accounting for derivatives - Harken holds commodity derivative financial instruments designed to mitigate commodity price risk associated with a portion of its future monthly natural gas production and related cash flows. These commodity derivatives qualify for hedge accounting as discussed in Note 8 - Hedging Activities in the Notes to Consolidated Condensed Financial Statements. Harken does not participate in speculative derivatives trading. Hedge accounting requires that commodity derivative instruments be designated as hedges and that fluctuations in their market value are effective in mitigating the hedged commodity price risk, and that such effectiveness be documented and monitored. While Harken intends to continue to meet the conditions to qualify for hedge accounting, if hedges are not highly effective, or if the forecasted hedged production does not occur, the changes in the fair value of the commodity derivative instruments would be reflected in earnings.

                              RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected Harken's earnings and balance sheet during the periods included in the accompanying consolidated financial statements.

                                                      Three Months Ended
                                                          March 31,
                                                 ---------------------------
                                                     2001            2002
                                                 -----------    ------------
                                                         (unaudited)
Operating Revenues

Domestic Exploration and Production Operations
  Gas sales revenues                               $5,552,000      $2,467,000
     Gas volumes in mcf                               969,000         975,000
     Gas price per mcf                             $     5.73      $     2.53
  Oil sales revenues                               $1,456,000      $1,321,000
     Oil volumes in barrels                            54,000          65,000
     Oil price per barrel                          $    26.96      $    20.32

Colombian Exploration and Production Operations
  Oil sales revenues                               $1,907,000      $1,638,000
     Oil volumes in barrels                            94,000         131,000
     Oil price per barrel                          $    20.29      $    12.50

Other Revenues
  Interest income                                  $  245,000      $   33,000
  Other income                                     $   32,000      $   33,000

For the quarter ended March 31, 2002 compared with the corresponding prior period.

North American Operations

     Domestic gross oil and gas revenues during the first quarter of 2002 relate to the operations in the onshore and offshore areas of the Texas and Louisiana Gulf Coast and the Western and Panhandle regions of Texas. During 2001, certain wholly-owned subsidiaries of Harken sold certain interests in oil and gas producing properties located in Texas, Arkansas, Louisiana and New Mexico for approximately $13.1 million cash. In February 2002, another wholly owned subsidiary of Harken sold interests in oil and gas producing properties located in Texas for approximately $910,000. Subsequent to March 31, 2002, Harken sold additional producing property interests for approximately $214,000.

     Domestic gas revenues decreased 56% to $2,467,000 for the three months ended March 31, 2002 compared to $5,552,000 for the prior year period due to the decrease in average gas prices received during the first quarter of 2002, as Harken received an overall average price of $2.53 per mcf of gas during the first quarter of 2002 compared to $5.73 per mcf received during the first quarter of 2001. Such decreases in natural gas prices offset a slight increase in gas production volumes compared to the prior year period, as the production during the quarter from wells drilled and / or completed during 2001 offset the decrease in production caused by the sales of producing properties discussed above.

     Domestic oil revenues decreased 9% to $1,321,000 during the first quarter of 2002 compared to $1,456,000 during the first quarter of 2001 primarily due to reduced oil prices, which averaged $20.32 during the current year quarter compared to $26.96 during the prior year. Despite the sales of producing properties discussed above, Harken's domestic oil production volumes increased during the quarter compared to the prior year period, as Harken's Gulf Coast oil production was reduced by temporary operational curtailments during the first quarter of 2001 at Harken's Main Pass area offshore Louisiana. Overall, domestic oil production volumes increased 20% during the first quarter of 2002 compared to the prior year period.

     Domestic oil and gas operating expenses consist of lease operating expenses and a number of production and reserve based taxes. Domestic oil and gas operating expenses decreased 24% to $1,885,000 during the first quarter of 2001 compared to $2,491,000 during the prior year period primarily due to the above mentioned sale of properties. Oil and gas operating expenses increased, however, as a percentage of related oil and gas revenues due primarily to the decrease in oil and gas prices during the first quarter of 2002 compared to the prior year period. Oil and gas operating expenses decreased per unit of production due to the replacement of sold producing fields with newly completed gas production. Harken continues to seek to sell a specific domestic field operation with high operating costs per barrel. Such efforts are intended to further reduce Harken's overall domestic operating expenses per unit of production beginning later in 2002.

     Harken expects that oil and gas production volumes generated as a result of drilling activities in late 2001 and continuing workover activities together with the acquisition of the Republic Properties discussed above will continue to help to mitigate the production decreases as a result of the sales of producing properties discussed above. Harken's oil and gas production volumes are expected to increase beginning in April 2002 from the Republic Properties, but could decrease if Harken sells additional producing properties. Harken continues to pursue opportunities to acquire additional producing properties, which would also further increase domestic production. Through May 14, 2002, average second quarter oil and gas prices have remained lower than prices received in the prior year period. Harken's oil and gas revenues are highly dependent upon product prices, which Harken is unable to predict.

Middle American Operations

     Harken's Colombian oil revenues have decreased 14% from $1,907,000 during the first quarter of 2001 to $1,638,000 during the first quarter of 2002. During the first quarter of 2001 and 2002, Harken's Colombian operating revenues consisted of production from Global's Bolivar and Alcaravan Association Contract areas.

     During the first quarter of 2001, sales of production from Global's Estero #1 well on the Alcaravan Contract area were limited to approximately 1,000 gross barrels of oil per day due to pipeline constraints and pumping capacity. During the second quarter of 2001, Global took steps to resolve such limitations and, though it is currently producing 1,500 gross barrels of oil per day, is now allowed to transport up to approximately 3,000 gross barrels of oil per day from both Estero #1 and Estero #2 wells. Estero #2 was completed during the first quarter of 2001, and has mitigated the production declines related to Global's Bolivar Contract area production, as the Bolivar Contract production has been temporarily shut-in during the first quarter of 2002, pending recently completed workover procedures. Harken's production volumes during the remainder of 2002 will continue to remain dependent on existing well production and pumping efficiency.

     Middle American operating expenses have decreased from $763,000 during the first quarter of 2001 to $435,000 for the first quarter of 2002, as Global has taken steps to reduce operating expenses related to its producing fields in Colombia.

Interest and Other Income

     Interest and other income decreased during the first quarter of 2002 compared to the prior year period due to Harken's usage of cash during 2001 for capital expenditures. Harken generated approximately $245,000 of interest income during the first quarter of 2001, compared to approximately $33,000 of interest income during the first quarter of 2002. Additional decreases in Harken's cash balances could be mitigated or offset by additional capital sources.

Other Costs and Expenses

     General and administrative expenses decreased during the first quarter of 2002 compared to the first quarter of 2001 despite certain one time employee severance costs during the quarter related to staff reductions. Harken has taken additional steps to further reduce personnel costs through personnel reductions, salary reductions and other methods and to achieve other administrative cost reductions beginning in the second quarter of 2002.

     Depreciation and amortization expense increased slightly during the first quarter of 2002 compared to the prior year period primarily due to increased production volumes during the quarter. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

     Interest expense and other decreased during the first quarter of 2002 compared to the prior year period primarily due to the decrease in the amount of outstanding 5% European Notes from early 2001. In addition, during the first quarter of 2001, Harken expensed the remaining unamortized issuance costs related to the IFC project loan finance facility, which was terminated in May 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

     Harken's working capital at March 31, 2002 was approximately $4.2 million, compared to approximately $3.4 million at December 31, 2001. Harken's operations used approximately $1.9 million of cash flow during the first quarter of 2002, primarily due to the timing of certain working capital payments and collections during the quarter. Harken's cash resources at March 31, 2002 totaled approximately $6.3 million. Considering its existing cash resources and the potential additional capital sources listed below, Harken believes that it will have sufficient cash resources to fund all of its planned capital expenditures during 2002. Harken's ongoing exploration, development and acquisition efforts are expected to be funded through a combination of cash on hand, cash flows from operations, issuances or exchanges of debt or equity securities, or through cash provided by either existing or newly established financing arrangements.

     Harken's Middle American operations are conducted through Global Energy Development PLC ("Global", a United Kingdom company listed on the AIM Exchange in London). Effective March 25, 2002, Harken's ownership in Global decreased to 92.77%, as Global placed 7.23% of its stock in a placement to investors, including certain affiliates of Harken and Global in exchange for approximately $1,425,000 cash. Global is seeking additional financing and acquisition activities using its shares of its newly listed common stock. In addition, the sale, by Harken, of additional shares of Global common stock which would reduce Harken's ownership to 90% was previously approved by Harken's Board of Directors.

Capital Sources

     During 2001, sales of certain domestic producing property interests generated cash proceeds of approximately $13.1 million. In February 2002, Harken sold certain additional domestic producing property interests for approximately $910,000. Subsequent to March 31, 2002, Harken sold additional producing property interests for approximately $214,000. Harken is currently considering additional sales of producing properties that could generate additional cash proceeds.

     Harken's operating cash flows from its domestic oil and gas properties are being strengthened by successful drilling activity in late 2001 in southern Louisiana, which have begun to partially offset the reductions following the sales of producing properties consummated in late 2000 and during the first half of 2001. Recently completed wells, including the Thomas Cenac #1, the State Lease 1480 #2, the State Lease 14589 #3 and the State Lease 1480 #3, all began production in the last four months of 2001. In April 2002, a wholly-owned subsidiary of Harken acquired the Republic Properties from Republic Resources, Inc., upon receiving approval by Republic's shareholders and debenture holders. The Republic Properties consist of 15 producing property interests located in southern Louisiana and the Texas Gulf Coast region. The Republic Properties were acquired by the Harken subsidiary in exchange for 2,645,500 shares of Harken common stock. In addition, the Purchase and Sale Agreement also provides for contingent additional consideration of cash or additional shares of Harken common stock to be paid within 45 days after December 31, 2003, based on a defined calculation to measure the appreciation, if any, of the reserve value of the Republic Properties. The acquisition of the Republic Properties will supplement Harken's domestic operating cash flows beginning in the second quarter of 2002. Harken's domestic operating cash flows are particularly dependent on the price of natural gas, which Harken is unable to predict.

     Certain Harken subsidiaries entered into a three-year loan facility with Bank One, N.A. ("Bank One"), which is secured by certain of those subsidiaries domestic oil and gas properties and a guarantee from Harken. The Bank One facility provides borrowings subject to a borrowing base (as defined by the Bank One facility), which was $7,937,000 as of March 31, 2002 and as of May 14, 2002. Such borrowing base, which is net of outstanding letters of credit will be reduced by $225,000 per month beginning September 1, 2002 until the borrowing base is redetermined by Bank One on November 1 and May 1 in accordance with the facility agreement. The Bank One facility requires the Borrowers, as well as Harken, to maintain certain financial covenant ratios and requirements. Such borrowing base is scheduled to be re-determined by Bank One on May 1 and November 1 of each year in accordance with the facility agreement.

     Global's operating cash flows continue to be provided by ongoing production from its Alcaravan and Bolivar Contract areas in Colombia. Global anticipates that cash flows from its Colombian assets will be adequate to fund the capital needs, as well as the operating, administrative and management costs of its Middle American operations.

     As described above, approval of the March 2002 application by Global for its common shares to trade on the AIM Exchange in London enables Harken, through Global, to seek additional financing and acquisition activities using shares of Global PLC common stock. Global PLC's ability to effectively use its common stock will be dependent upon the market value of its shares on the AIM Exchange. Global is also pursuing raising additional capital through potential sales of assets. Additional capital raised by Global would be used exclusively for Global's capital needs, as transfers to Harken would be limited or restricted. Harken had previously received authorization from its Board of Directors to sell Global shares held by Harken up to an amount which would reduce Harken's ownership in Global to 90%.

     In addition to the above sources, Harken has and may continue to raise capital through the issuance of equity and convertible debt instruments, or through the exchange of existing instruments through transactions that provide Harken with additional capital. Such transactions may be impacted, however, by the market value of Harken common stock. If the price of Harken common stock remains low or decreases, Harken's ability to utilize its common stock either directly or indirectly through convertible instruments for raising capital could be negatively affected.

Capital Commitments

     In light of recent reduced oil and gas prices, Harken's domestic operating strategy now includes efforts to increase its oil and gas reserves in North America through acquisitions, with a decreased emphasis on exploration and development drilling activities. Accordingly, Harken's domestic capital expenditure plans have been greatly reduced compared to the prior two year period. However, Harken's prospect inventory includes acreage which may hold up to 170 billion cubic feet equivalent of risked net reserve potential. Certain of these prospects may be drilled through joint venture arrangements, which Harken is currently pursuing in order to reduce its capital commitment, while maintaining its exposure to the reserve potential. Harken is actively pursuing various North American acquisition opportunities. Harken has focused its operating strategy to acquire, explore, and produce oil and gas properties located in the Gulf Coast region of Texas and Louisiana. Harken's primary need for capital is to fund these planned domestic exploration and development efforts. Harken anticipates domestic capital expenditures will total approximately $1.5 million during 2002. A majority of Harken's planned domestic capital expenditures are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Harken losing certain prospect acreage or reducing its interest in future exploration and development projects.

     On May 26, 1998, Harken issued to qualified purchasers certain 5% Senior Convertible Notes (the "5% European Notes") which mature on May 26, 2003. Interest incurred on these notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are converted. The 5% European Notes may be redeemed for cash, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002,

Harken may redeem up to 50% of the 5% European Notes in exchange for shares of Harken common stock at a defined conversion price based on an average market price of Harken common stock. At maturity, Harken may, at its option, similarly redeem all remaining 5% European Notes for shares of Harken common stock. The 5% European Notes are listed on the Luxembourg Stock Exchange. Harken continues to consider additional transactions with the 5% European Note holders whereby Harken may retire additional 5% European Notes in exchange for shares of Harken common stock, cash, convertible securities or other consideration.

     Operational Contingencies -- Harken has accrued approximately $6.9 million at March 31, 2002 relating to operational or regulatory liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in a material adverse effect upon Harken's financial condition or operations taken as a whole.

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

     International Commitments--Terms of certain of the Association Contracts entered into between Global's subsidiary Harken de Colombia, Ltd. and Ecopetrol commit Global to perform certain activities in Colombia in accordance with a prescribed timetable. In addition, Global has certain scheduled capital expenditure commitments related to its TEA Agreements in Peru and Panama. Failure by Global to perform these activities as required could result in Global losing its rights under the particular contract, which could potentially have a material adverse effect on Harken's business. As of May 14, 2002, Global was in compliance with the requirements of each of the Association and TEA Contracts, as amended. In light of political and regulatory developments in Costa Rica, Global is projecting no capital expenditure plans during 2002 with regard to the Costa Rica Contract.

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

          4.9 Certificate of Designations of Series G1 Convertible Preferred Stock (filed as Exhibit 4.9 to Harken's Annual Report on Form 10-K for fiscal year ended December 31, 2000, File No. 0-9207, and incorporated by reference herein).

          4.10 Certificate of Designations of Series G2 Convertible Preferred Stock (filed as Exhibit 4.10 to Harken's Annual Report on Form 10-K for fiscal year ended December 31, 2001, File No. 0-9207, and incorporated by reference herein).

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

         10.12 Credit Agreement between Harken Exploration Company, XPLOR Energy, Inc. Harken Energy West Texas, Inc., Harken Southwest Corporation, South Coast Exploration Co., Xplor Energy SPV-1, Inc., McCulloch Energy, Inc. and Bank One, Texas, N.A. dated August 11, 2000 and as amended December 21, 2000 and December 31, 2000 (filed as Exhibit 10.12 to Harken's Annual Report on Form 10-K for fiscal year ended December 31, 2000, File No. 09207, and incorporated by reference herein).

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

         10.14 Association Contract (Cajaro) dated as of December 2001, but effective as of February 2002, by and between Harken de Colombia, Ltd. and Empresa Colombia de Petroleos.

         10.15 Purchase and Sale Agreement dated January 31, 2002 between Republic Resources, Inc. and Harken Energy Corporation.

         10.16 Letter from Arthur Andersen LLP pursuant to Item 304(a)(3) of Regulation S-K (filed as Exhibit 16.1 in Harken's current report on Form 8-K, filed on September 5, 2001, File No. 0-9207, and incorporated by reference herein).

        *10.17 Waiver and Fourth Amendment to Credit Agreement between Harken
               Exploration Company, XPLOR Energy, Inc., Harken Energy West Texas, Inc., XPLOR Energy SPV-1, Inc., Harken Gulf Exploration Company, and Bank One, N.A. dated March 21, 2002.

          * Filed herewith

     (b) REPORTS ON FORM 8-K

         None filed.

                            HARKEN ENERGY CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Harken Energy Corporation
                                      -------------------------
                                           (Registrant)




Date:    May 15, 2002           By:      /s/Anna M. Williams
     ----------------------           --------------------------
                                      Executive Vice President-Finance and
                                      Chief Financial Officer