Form 10-Q/A
period 2002-03-31
HARKEN ENERGY CORP
filed 2002-05-20
CIK 313478

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  Form 10-Q/A

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

                               EXPLANATORY NOTE

This Form 10-Q/A for the first quarter ended March 31, 2002 is being filed in order for Harken Energy Corporation to revise its discussion of capital commitments as part of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to a recent comment letter received from the SEC. The item amended is within Part I., Item 2, whereby a single sentence has been removed and does not include an updated discussion for any events occurring after May 15, 2002. Other items, including the unaudited consolidated condensed financial statements of Harken Energy Corporation, are not amended and are not included in this filing.

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

Capital Commitments

     In light of recent reduced oil and gas prices, Harken's domestic operating strategy now includes efforts to increase its oil and gas reserves in North America through acquisitions, with a decreased emphasis on exploration and development drilling activities. Accordingly, Harken's domestic capital expenditure plans have been greatly reduced compared to the prior two year period. Certain of Harken's domestic prospects may be drilled through joint venture arrangements, which Harken is currently pursuing in order to reduce its capital commitment, while maintaining its exposure to the reserve potential. Harken is actively pursuing various North American acquisition opportunities. Harken has focused its operating strategy to acquire, explore, and produce oil and gas properties located in the Gulf Coast region of Texas and Louisiana. Harken's primary need for capital is to fund these planned domestic exploration and development efforts. Harken anticipates domestic capital expenditures will total approximately $1.5 million during 2002. A majority of Harken's planned domestic capital expenditures are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Harken losing certain prospect acreage or reducing its interest in future exploration and development projects.

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




Date:    May 20, 2002           By:      /s/Anna M. Williams
     ----------------------           --------------------------
                                      Executive Vice President-Finance and
                                      Chief Financial Officer