Form 10-Q
period 2002-06-30
HARKEN ENERGY CORP
filed 2002-08-14
CIK 313478

                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

         [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______ to ____

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares of Common Stock, par value $0.01 per share, outstanding as of August 1, 2002 was 23,731,407.

                            HARKEN ENERGY CORPORATION
                            INDEX TO QUARTERLY REPORT
                                  June 30, 2002


                                                                                   Page
                                                                                   ----
PART I. FINANCIAL INFORMATION

     Item 1         Condensed Financial Statements

                    Consolidated Condensed Balance Sheets                           4

                    Consolidated Condensed Statements of Operations                 5

                    Consolidated Condensed Statement of Stockholders' Equity        6

                    Consolidated Condensed Statements of Cash Flows                 7

                    Notes to Consolidated Condensed Financial Statements            8


     Item 2         Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                 17

PART II. OTHER INFORMATION                                                         31

     Item 1.  Legal Proceedings                                                    31

     Item 2.  Changes in Securities and Use of Proceeds                            31

     Item 6.  Exhibits and Reports on Form 8-K                                     32

SIGNATURES                                                                         37

                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                 December 31,      June 30,
                                                                                    2001             2002
                                                                                -------------    -------------
Assets

Current Assets:
 Cash and temporary investments                                                 $   8,523,000    $   7,723,000
 Restricted cash                                                                      944,000             --
 Accounts receivable, net                                                           3,248,000        4,505,000
 Related party notes receivable                                                       169,000          105,000
 Prepaid expenses and other current assets                                          1,361,000          576,000
                                                                                -------------    -------------
 Total Current Assets                                                              14,245,000       12,909,000

Property and Equipment, net                                                        78,335,000       73,878,000

Other Assets, net                                                                   3,226,000        2,747,000
                                                                                -------------    -------------
                                                                                $  95,806,000    $  89,534,000
                                                                                =============    =============

Liabilities and Stockholders' Equity

Current Liabilities:
 Trade payables                                                                 $   2,664,000    $     784,000
 Accrued liabilities and other                                                      6,197,000        5,824,000
 Revenues and royalties payable                                                     2,006,000        1,422,000
 Bank credit facilities                                                                  --          6,737,000
 Convertible notes payable                                                               --         41,211,000
                                                                                -------------    -------------
  Total Current Liabilities                                                        10,867,000       55,978,000

Convertible Notes Payable                                                          51,388,000       12,318,000

Bank Credit Facilities                                                              7,937,000             --

Accrued Preferred Stock Dividends                                                   3,942,000        5,629,000

Other Long-Term Obligations                                                         5,458,000        4,856,000

Commitments and Contingencies (Note 11)

Minority Interest in Consolidated Subsidiary                                             --          1,948,000

Stockholders' Equity:
 Series G1 Preferred Stock, $1.00 par value; $100 liquidation value; 700,000
    shares authorized; 446,417 and 424,597 shares outstanding, respectively           446,000          424,000
 Series G2 Preferred Stock, $1.00 par value; $100 liquidation value; 400,000
    shares authorized; 95,300 and 94,300 shares outstanding, respectively              95,000           94,000
 Common stock, $0.01 par value; 225,000,000 shares authorized;
    18,713,038 and 21,541,595 shares issued, respectively                             187,000          215,000
 Additional paid-in capital                                                       385,710,000      386,880,000
 Accumulated deficit                                                             (369,087,000)    (377,108,000)
 Accumulated other comprehensive income                                               296,000         (267,000)
 Treasury stock, at cost, 542,900 shares held                                      (1,433,000)      (1,433,000)
                                                                                -------------    -------------
  Total Stockholders' Equity                                                       16,214,000        8,805,000
                                                                                =============    =============
                                                                                $  95,806,000    $  89,534,000
                                                                                =============    =============


      The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three Months Ended             Six Months Ended
                                                                       June 30,                       June 30,
                                                          -----------------------------    ----------------------------
                                                               2001             2002           2001            2002
                                                          -------------    ------------    ------------    ------------
Revenues:
 Oil and gas operations                                    $ 10,792,000    $  7,516,000    $ 19,707,000    $ 12,942,000
 Interest and other income                                      190,000         196,000         467,000         262,000
                                                           ------------    ------------    ------------    ------------
                                                             10,982,000       7,712,000      20,174,000      13,204,000
                                                           ------------    ------------    ------------    ------------
Costs and Expenses:
 Oil and gas operating expenses                               3,327,000       2,393,000       6,581,000       4,713,000
 General and administrative expenses, net                     2,892,000       2,453,000       5,372,000       4,862,000
 Depreciation and amortization                                4,834,000       3,365,000       8,083,000       6,631,000
 Litigation and contingent liability settlements, net              --         1,168,000            --         1,168,000
 Interest expense and other, net                                986,000         953,000       2,698,000       1,925,000
                                                           ------------    ------------    ------------    ------------
                                                             12,039,000      10,332,000      22,734,000      19,299,000
                                                           ------------    ------------    ------------    ------------
 Loss before income taxes                                    (1,057,000)     (2,620,000)     (2,560,000)     (6,095,000)

Income tax expense                                               15,000          90,000          30,000         180,000
                                                           ------------    ------------    ------------    ------------
 Loss before extraordinary items and minority interest       (1,072,000)     (2,710,000)     (2,590,000)     (6,275,000)

Minority interest in loss of subsidiary                            --            20,000            --            29,000
                                                           ------------    ------------    ------------    ------------
Loss before extraordinary item                             $ (1,072,000)   $ (2,690,000)   $ (2,590,000)   $ (6,246,000)

Extraordinary item-gain on repurchase/exchange of
  European Notes                                              1,147,000         340,000       1,253,000         340,000
                                                           ------------    ------------    ------------    ------------
 Net income (loss)                                         $     75,000    $ (2,350,000)   $ (1,337,000)   $ (5,906,000)
                                                           ============    ============    ============    ============
Preferred stock dividends                                      (633,000)     (1,070,000)       (949,000)     (2,115,000)
                                                           ------------    ------------    ------------    ------------
 Net loss attributed to common stock                       $   (558,000)   $ (3,420,000)   $ (2,286,000)   $ (8,021,000)
                                                           ============    ============    ============    ============

Basic and diluted income (loss) per common share:
 Loss before extraordinary items                           $      (0.09)   $      (0.18)   $      (0.20)   $      (0.42)
 Extraordinary item-gain on repurchase/exchange of
   European Notes                                                  0.06            0.02            0.07            0.02
                                                           ------------    ------------    ------------    ------------
Loss per common share                                      $      (0.03)   $      (0.16)   $      (0.13)   $      (0.40)
                                                           ============    ============    ============    ============
Weighted average shares outstanding                          18,124,805      20,968,751      17,991,060      19,608,768
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

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                                                              Accumulated
                                      G1         G2                Additional                                    Other
                                   Preferred  Preferred Common      Paid-In     Treasury     Accumulated   Comprehensive
                                     Stock      Stock    Stock      Capital       Stock         Deficit     Income (Loss)  Total
                                   ---------  -------- --------  ------------  -----------  -------------  ------------- ----------
Balance, December 31, 2001          $446,000  $95,000  $187,000  $385,710,000  $(1,433,000) $(369,087,000) $   296,000 $16,214,000

 Issuance of common stock               --       --      27,000     2,689,000         --             --           --      2,716,000
 Exchange of preferred stock         (13,000)    --        --         (49,000)        --             --           --       (62,000)
 Conversions of preferred stock       (8,000)  (1,000)    1,000       257,000         --             --           --       249,000
 Repurchase of preferred stock        (1,000)    --        --          (8,000)        --             --           --        (9,000)
 Preferred stock dividends              --       --        --            --           --       (2,115,000)        --    (2,115,000)
 Issuance of stock of subisidiary       --       --        --      (1,719,000)        --             --           --    (1,719,000)
 Comprehensive income:
 Net change in derivative
  fair value                            --       --        --            --           --             --       (473,000)
 Reclassification of derivative
  fair value into earnings              --       --        --            --           --             --        (90,000)
 Net loss                               --       --        --            --           --       (5,906,000)        --
   Total comprehensive income
    (loss)                                                                                                              (6,469,000)
                                    --------  -------  --------  ------------  -----------  -------------  -----------  -----------
Balance,  June 30, 2002             $424,000  $94,000  $215,000  $386,880,000  $(1,433,000) $(377,108,000) $  (267,000) $ 8,805,000
                                    ========  =======  ========  ============  ===========  =============  ===========  ===========


    The accompanying Notes to Consolidated Condensed Financial Statements are
                      an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Six Months Ended
                                                                         June 30,
                                                          -----------------------------------
                                                              2001                   2002
                                                          ------------           ------------

Cash flows from operating activities:
 Net loss                                                 $(1,337,000)           $(5,906,000)
  Adjustment to reconcile net loss to net cash
   provided (used) by operating activities:
  Depreciation and amortization                             8,083,000              6,631,000
  Amortization of issuance costs                              837,000                238,000
  Minority interest                                               --                 (29,000)
  Litigation and contingent liability
   settlements, net                                               --               1,168,000
  Extraordinary items                                      (1,253,000)              (340,000)
  Other                                                       294,000                121,000
 Change in assets and liabilities:
  (Increase) decrease in accounts receivable                 (840,000)            (1,791,000)
  Increase (decrease) in trade payables and other          (1,396,000)            (2,031,000)
                                                          -----------            -----------
   Net cash provided by (used in) operating
    activities                                              4,388,000             (1,939,000)
                                                          -----------            -----------

Cash flows from investing activities:
 Proceeds from sales of assets                              9,620,000              2,606,000
 Capital expenditures, net                                (18,384,000)            (2,903,000)
                                                          -----------            -----------
  Net cash used in investing activities                    (8,764,000)              (297,000)
                                                          -----------            -----------

Cash flows from financing activities:
 Repayments of long-term debt                                (207,000)            (1,894,000)
 Proceeds from issuances of common stock, net of
  issuances costs                                                 --                 921,000
 Collection of note receivable                                140,000                    --
 Proceeds from issuances of European Notes, net                   --               2,418,000
 Purchase of preferred stock                                      --                  (9,000)
                                                          -----------            -----------
  Net cash (used in) provided by financing
   activities                                                 (67,000)             1,436,000
                                                          -----------            -----------
Net decrease in cash and temporary investments             (4,443,000)              (800,000)
Cash and temporary investments at beginning of period      20,673,000              8,523,000
                                                          -----------            -----------
Cash and temporary investments at end of period           $16,230,000            $ 7,723,000
                                                          ===========            ===========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                                $ 2,046,000            $ 1,410,000
  Income taxes                                                    --                 333,000

      The accompanying Notes to Consolidated Condensed Financial Statements
                    are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             June 30, 2001 and 2002
                                   (Unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Harken Energy Corporation ("Harken") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations, although Harken believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Harken, these financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 2001 and June 30, 2002 and the results of its operations and changes in its cash flows for all periods presented as of June 30, 2001 and 2002. All such adjustments represent normal recurring items. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Harken's Annual Report on Form 10-K for the year ended December 31, 2001. Certain prior year amounts have been reclassified to conform with the 2002 presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Management has begun a series of transactions to repurchase, refinance and redeem certain convertible notes. See Note 7--Convertible Notes Payable, for further discussion. If this process is not successful, there could be a material adverse effect to Harken.

     The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

     Comprehensive Loss - Comprehensive loss includes changes in stockholders' equity during the periods that do not result from transactions with stockholders. Harken's total comprehensive loss is as follows:


                                                             Six Months Ended
                                                                 June 30,
                                                          ------------------------
                                                             2001          2002
                                                          ----------    ----------
                                                               (in thousands)
 Net loss                                                 $(1,337)      $(5,906)
 Change in fair value of derivative                         1,153          (473)
 Reclassification of derivative fair value
    into earnings                                           1,525           (90)
 Cumulative effect of change in
    accounting principle                                   (3,025)         --
                                                          -------       -------
 Total comprehensive loss                                 $(1,684)      $(6,469)
                                                          =======       =======

(2) ACQUISITIONS AND DISPOSITIONS

     Sales of Certain Producing Interests -During 2001, certain wholly-owned subsidiaries of Harken sold certain interests in oil and gas producing properties located in Texas, Arkansas, New Mexico and Louisiana for approximately $13,090,000 in cash, which was used in part to support Harken's exploration and development activities. During the first quarter of 2002, a wholly-owned subsidiary of Harken sold interests in oil and gas producing properties located in Texas for approximately $910,000. During the second quarter of 2002, a wholly-owned subsidiary of Harken sold additional interests in oil and gas producing properties for approximately $1,614,000.

     Acquisition of Republic Properties - On January 30, 2002, a wholly-owned subsidiary of Harken signed an agreement to acquire certain property interests (the "Republic Properties") from Republic Resources, Inc. ("Republic"). This acquisition was closed on April 4, 2002 following approval by Republic stockholders and debenture holders. The Republic Properties consist of interests in 16 oil and gas wells in 9 fields plus interests in additional prospect acreage located in southern Louisiana and the Texas Gulf Coast region. The Republic Properties were acquired by Harken in exchange for 2,645,500 shares of Harken common stock, plus 79,365 shares issued as a transaction fee in this acquisition. In addition, the Purchase and Sale Agreement also provides for contingent additional consideration of cash or additional shares of Harken common stock, or any combination of the two as Harken may decide, to be paid within 45 days after December 31, 2003, based on a defined calculation to measure the appreciation, if any, of the reserve value of the Republic Properties.

(3) PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:



                                                December 31,         June 30,
                                                    2001               2002
                                               -------------      -------------
Unevaluated oil and gas properties:

     Unevaluated Colombian properties          $      68,000      $     104,000
     Unevaluated Peru properties                     635,000            784,000
     Unevaluated Panama properties                   166,000            274,000
     Unevaluated domestic properties               2,603,000          2,303,000

Evaluated oil and gas properties:

     Evaluated Colombian properties              182,945,000        183,432,000
     Evaluated domestic properties               154,495,000        156,087,000
Facilities and other property                     25,000,000         25,084,000
Less accumulated depreciation and
     amortization                               (287,577,000)      (294,190,000)
                                               -------------      -------------
                                               $  78,335,000      $  73,878,000
                                               =============      =============


(4) MIDDLE AMERICAN OPERATIONS

     Harken's Middle American operations are conducted through its ownership in Global Energy Development PLC ("Global," a public limited company registered in England and Wales under the Companies

Act (1985) of the United Kingdom). Global's ordinary shares are admitted for trading on the Alternative Investment Market of the London Stock Exchange. Effective March 25, 2002, Harken's ownership in Global decreased from 100% to 92.77% when Global sold 7.23% of its shares to 22 investors, including certain affiliates of Harken and Global, for approximately $1,435,000 in cash. Global is seeking additional financing and may effect acquisitions using shares of its newly listed ordinary shares. In addition, Harken may elect to sell or otherwise dispose of additional shares of Global owned by it, for cash or otherwise. The issuance of shares by Global has been accounted for by Harken within stockholders' equity, by reducing additional paid-in capital by $1,977,000 related to the corresponding minority interest and offsetting proceeds received from transaction costs of $1,177,000, of which $516,000 were incurred in 2002.

     Colombian Operations - Global's Colombian operations are conducted through Harken de Colombia, Ltd., a wholly-owned subsidiary of Global, which held four exclusive Colombian Association Contracts with Empresa Colombiana de Petroleos ("Ecopetrol") as of June 30, 2002. Terms of each of the Association Contracts commit Global to perform certain activities in accordance with a prescribed timetable. As of August 14, 2002, Global was in compliance with the requirements of each of the Association Contracts.

     Costa Rica Operations - Global's Costa Rican operations have been conducted through Harken Costa Rica Holdings LLC ("HCRH", a Nevada limited liability company) that is owned 40% by a wholly-owned subsidiary of Global and 60% by an affiliate of MKJ Xploration, Inc. ("MKJ"). MKJ is the operator of this Costa Rica project.

     In March 2002, the Costa Rica environmental agency SETENA denied its approval of the requested environmental permit related to HCRH's Costa Rica contract. HCRH has filed an appeal related to this ruling by SETENA. In January 2002, the Costa Rica Constitutional Court rendered a published opinion in a suit that had been filed against another oil and gas operator and the Costa Rican Ministry of Environment and Energy ("MINAE") by certain environmental groups. In its opinion in this case, the Constitutional Court of Costa Rica found, among other issues, that SETENA did not have the current authority to grant environmental permits. In addition, proposed legislation pending in the Costa Rica legislature seeks to abolish the Costa Rica government's rights to grant hydrocarbon exploration contracts. These significant adverse developments resulted in Harken and Global fully impairing its investment in the Costa Rica project in its Consolidated Balance Sheet as of December 31, 2001. Consistent with the Costa Rica Constitutional Court decision discussed above, even though it did not directly involve HCRH or the Moin #2 well, as well as the pending legislation described above, HCRH's initial appeal to SETENA for reconsideration of its denial of the requested permit was rejected. Denial of HCRH's appeal and recent political developments in Costa Rica, in the opinion of Harken and Global, severely limit the opportunity for future oil and gas exploration in Costa Rica. Following denial of its appeal, HCRH initiated discussions with the Costa Rica government to address HCRH's rights under the concession contract.

     Peru Operations - In April 2001, a wholly-owned subsidiary of Global signed a Technical Evaluation Agreement ("Peru TEA") with PeruPetro, the national oil company of Peru. The Peru TEA covers approximately 6.8 million gross acres in northeastern Peru. Under the terms of the Peru TEA, Global has the option to convert the Peru TEA to a seven year exploration contract, with a twenty-two year production period. Terms of the Peru TEA allow Global to conduct a study of the area that will include the reprocessing of seismic data and evaluation of previous well data.

     Panama Operations - In September 2001, a wholly-owned subsidiary of Global signed a Technical Evaluation Agreement ("Panama TEA") with the Ministry of Commerce and Industry for the Republic of Panama. The Panama TEA covers approximately 2.7 million gross acres divided into three blocks in and offshore Panama. Under the terms of the Panama TEA, which extends through September 2003, Global is to perform certain work program procedures and studies to be submitted to the Panamanian government, and has an option to negotiate and enter into one or more Contracts for the Exploration and Exploitation of Hydrocarbons with the Ministry of Commerce and Industry.

(5) BANK CREDIT FACILITY OBLIGATION

     Certain Harken subsidiaries (the "Borrowers") entered into a three year loan facility with Bank One, N.A. ("Bank One") that is secured by certain of Harken's domestic oil and gas properties and guaranteed by Harken. The Bank One facility provides borrowings limited by a borrowing base (as defined by the Bank One facility) that was approximately $6,737,000 as of June 30, 2002 and as of August 14, 2002. The borrowing base will be reduced by $225,000 per month beginning September 1, 2002 until the borrowing base is redetermined by Bank One on November 1 and May 1 in accordance with the facility agreement. The Bank One facility provides for interest based on LIBOR plus a margin of 2.350% (4.22% as of June 30, 2002), payable at the underlying LIBOR maturities or lender's prime rate, and provides for a commitment fee of 0.375 % on any unused amount. At December 31, 2001 and June 30, 2002, Harken had $7,937,000 and $6,737,000,
respectively, outstanding pursuant to the facility.

     The Bank One facility requires the Borrowers, as well as Harken, to maintain certain financial covenant ratios and requirements as calculated on a quarterly basis. The financial covenant ratios and requirements for the Borrowers include a current ratio, as defined, of not less than 1.0 to 1.0 and a total liabilities to net capital investment ratio, as defined, of not more than
1.15 to 1.0. Effective beginning in the second quarter of 2002, the Borrowers also are required to maintain a debt service coverage ratio, as defined, of not less than 1.15 to 1.00. Required financial covenants for Harken include a ratio of total liabilities to net worth, as defined, of not more than 0.6 to 1.0, and a current ratio, as defined, of not less than 1.15 to 1.0.

     Harken and the Borrowers are in compliance with all requirements under the Bank One facility, as amended or waived, as of June 30, 2002. Harken received a waiver of the current ratio covenant for the quarter ended June 30, 2002. Due to the uncertainty of Bank One's November 1, 2002 borrowing base redetermination and whether additional waivers of Harken's current ratio requirement can be obtained from Bank One, the balance of the Bank One facility has been reflected as a current liability as of June 30, 2002.

(6) INVESTOR TERM LOAN

     In July 2002, Harken issued a 10% Term Loan Payable (the "10% Term Loan") in the principal amount of $3,000,000 to a private investor in exchange for cash in the principal amount of the loan. The 10% Term Loan earns interest at 10% per annum with interest payable quarterly through maturity, beginning in December 2002. The 10% Term Loan is unsecured and matures July 15, 2005. The 10% Term Loan may be prepaid at any time without penalty and is subject to a mandatory prepayment (i) in whole or in part from up to 60% of the proceeds derived from the sale by Harken of its common stock for cash, and (ii) in whole if certain changes occur in the composition of Harken's board of directors or if an event of default occurs under the 10% Term Loan, as defined. As additional consideration for the 10% Term Loan, Harken agreed to issue to the investor warrants to purchase up to 4.2 million shares of Global ordinary shares owned by Harken, at a price of 50 pence per share. These warrants constitute 16.2% of Harken's holdings of Global shares. At August 14, 2002, the market price of Global ordinary shares on the Alternative Investment Market of the London Stock Exchange was 52 pence per share. The warrants will expire on October 13, 2005, 90 days after the scheduled maturity date of the 10% Term Loan, however, if the maturity of the 10% Term Loan occurs as the result of an event of default, then the warrants will expire on October 13, 2008. The 10% Term Loan also provides that in the event of a default that is not subsequently cured by Harken, the investor may elect to release the amounts due under the 10% Term Loan in exchange for purchasing an amount of shares of Global common stock determined by dividing such amounts due by a price which is the lesser of 25 pence or 70% of the closing bid price of Global shares on the Alternative Investment Market of the London Stock Exchange.

(7) CONVERTIBLE NOTES PAYABLE

     A summary of convertible notes payable is as follows:

                                                   December 31,        June 30,
                                                       2001             2002
                                                   -----------       -----------
5% European Notes                                  $40,980,000       $39,980,000
7% European Notes                                         --           3,003,000
Benz Convertible Notes                              10,408,000        10,546,000
                                                   -----------       -----------
                                                    51,388,000        53,529,000
Less: Current portion                                     --          41,211,000
                                                   -----------       -----------
                                                   $51,388,000       $12,318,000
                                                   ===========       ===========


     See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Convertible Note Commitments and Proposed Capital Restructuring."

    Although Harken management is actively pursuing negotiated transactions to restructure the 5% Notes, no assurance can be given that Harken will be able to redeem them for cash pursuant to their terms or repurchase them for cash and/or other securities or property. In this event, Harken presently intends to satisfy its obligations under the 5% Notes by redeeming them in exchange for Harken common stock. Under the terms of the 5% Notes, if Harken elected to redeem the 5% Notes for shares of its common stock, each note would be converted into a number of shares of Harken common stock equal to 115% of the face value of the note to be redeemed, plus accrued and unpaid interest thereon, divided by the average market price of the stock over the 30 calendar days immediately preceding the date of the notice of redemption.

     The redemption of 5% Notes by converting them into common stock could result in substantial dilution of the existing Harken common stock. In addition, the number of new shares to be issued could result in a change of control of Harken. For example, if notes had been converted on August 14, with an estimated conversion price of $0.30, for every $1,000,000 of 5% Notes converted at this price, Harken would have been required to issue to the noteholders approximately
3.8 million shares of common stock. If all of the 5% Notes had been converted at this price, the noteholders would have received an aggregate of approximately
151.8 million shares of common stock and, collectively, would control over 86% of Harken's common stock. The number of shares that might be issued in this regard will vary significantly depending upon the average market price of Harken's common stock over the 30 days preceding the redemption notice, and the amount of 5% Notes to be redeemed.

     In connection with the issuance of Harken common stock in redemption of 5% Notes, Harken intends to request stockholder approval in accordance with guidelines of the American Stock Exchange that apply to transactions involving the potential issuance below market value of at least 20% of a company's outstanding shares. If shareholder approval was required under the American Stock Exchange Guidelines and was not obtained, Harken could apply for an exemption from the shareholder approval requirement or be subject to delisting of its common stock if it issued the shares without shareholder approval. The potential delisting of Harken common stock could adversely affect Harken's ability to raise capital in the future by issuing common stock or securities convertible into common stock.

     In addition, if Harken's stock price were to decline significantly, Harken's ability to convert a substantial amount of the 5% Notes into common stock could be limited by the number of authorized but unissued shares of Harken common stock. If there were an insufficient number of shares of common stock to redeem all of the then-outstanding 5% Notes, Harken would have to obtain shareholder approval to increase its authorized common stock before it could redeem all such 5% Notes into common stock. Absent such shareholder approval, Harken would have to otherwise restructure the then-outstanding 5% Notes, or pay such 5% Notes at maturity. There can be no assurance that, in such an event, Harken would be successful in restructuring its obligations under the then-outstanding 5% Notes, or would have available sufficient funds to pay such 5% Notes, in cash, upon maturity.

     5% European Notes -- On May 26, 1998, Harken issued to qualified purchasers a total of $85 million of its 5% Senior Convertible Notes due 2003 (the "5% European Notes"), which mature on May 26, 2003. Since April 1, 2002 and as of August 14, 2002, Harken has repurchased approximately $6 million in principal amount of the 5% European Notes for cash and/or in exchange for its 7% Senior Convertible Notes (the "7% European Notes"), the terms of which are described below. Since issuance, Harken has repurchased or exchanged to date an aggregate of approximately $51,050,000 principal amount of the 5% European Notes. As of August 14, 2002, the outstanding principal balance of 5% European Notes was approximately $33,950,000.

     Interest incurred on the 5% European Notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are redeemed, converted or purchased by Harken prior to their maturity. The 5% European Notes may be redeemed for cash, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002, Harken may redeem up to 50% of the 5% European Notes then outstanding in exchange for shares of Harken common stock. At maturity, on May 26, 2003, Harken may similarly redeem all remaining outstanding 5% European Notes for shares of Harken common stock. If Harken elects to redeem the 5% European Notes for shares of its common stock, each note will be redeemed for a number of shares of Harken common stock equal to 115% of the principal value of the note to be redeemed, plus accrued and unpaid interest thereon, divided by the average market price of the stock over the 30 calendar days immediately preceding the date of the notice of redemption.

     During the three months ended June 30, 2002, Harken repurchased $1,000,000 in principal amount of the 5% European Notes from certain holders thereof in exchange for approximately $650,000 in cash, plus transaction costs. Harken has reflected an extraordinary item gain from the cash purchase of outstanding 5% European Notes in the accompanying consolidated condensed statements of operations.

     In July 2002, Harken repurchased an additional $1,120,000 principal amount of the 5% European Notes from certain holders thereof in exchange for approximately $696,000 in cash. Also in July 2002, Harken repurchased $700,000 in principal amount of the 5% European Notes from a holder in exchange for cash of approximately $444,000 plus an agreement to exchange an additional $2,210,000 principal amount of the 5% European Notes for $2,210,000 principal amount of Harken's 7% European Notes. Such notes were exchanged in August 2002. Other holders of $2,000,000 principal amount of the 5% European Notes agreed to exchange their notes in August 2002 for $800,000 principal amount of the 7% European Notes and $800,000 in cash paid by Harken.

     7% European Notes --- On June 18, 2002, Harken issued to certain holders of Harken's securities $2,025,000 principal amount of its 7% Senior Convertible Notes Due 2007 (the "7% European Notes") in exchange for approximately $1,025,000 in cash and 10,000 shares of Harken's Series G1 Preferred Stock owned by such holders. On June 19, 2002, Harken issued to certain holders of Harken's securities an additional $2,025,000 principal amount of the 7% European Notes in exchange for approximately $1,725,000 in cash and 3,000 shares of Harken's Series G1 Preferred Stock owned by such holders. In August 2002, Harken issued or agreed to issue an additional $3,010,000 principal amount of the 7% European Notes in connection with the exchange transactions involving certain of the 5% European Notes described in the preceding paragraph.

     The 7% European Notes mature on March 31, 2007 and rank equal to the 5% European Notes. Interest incurred on the 7% European Notes is payable semi-annually in March and September of each year to maturity or until the 7% European Notes are redeemed, converted or purchased by Harken prior to their maturity. Upon the registration of the underlying Harken common stock issuable upon conversion, the 7% European Notes are convertible into shares of Harken common stock at an initial conversion price of $0.50 per share, subject to adjustment in certain circumstances (the "7% European Note Conversion Price"). The 7% European Notes are also convertible by Harken into shares of Harken common stock if, for any period of thirty consecutive days commencing on or after June 19, 2002, the average of the closing prices of Harken common stock for each trading day during such thirty-day period shall have equaled or exceeded 125% of the 7% European Note Conversion Price (or $0.625 per share of Harken common stock).

     The 7% European Notes may be redeemed at Harken's option, at any time and from time to time, in whole or in part, for cash equal to the outstanding principal and accrued interest to the date of redemption, upon not less than 30 days notice to the noteholders. In addition, beginning March 31, 2006, Harken may redeem up to 50% of the outstanding 7% European Notes for shares of Harken common stock, and at maturity, on March 31, 2007, Harken may similarly redeem all remaining outstanding 7% European Notes for shares of Harken common stock, in each case upon not less than 30 days notice to the noteholders. If Harken elects to redeem the 7% European Notes for shares of its common stock, each note will be redeemed for a number of shares of Harken common stock equal to 110% of the principal value of the Notes to be redeemed, plus accrued and unpaid interest thereon, divided by the average market price of the stock over the 120 business days immediately preceding the date of the notice of redemption.

         Benz Convertible Notes --- On December 30, 1999, Harken issued $12,000,000 principal amount of 5% Convertible Notes Due 2003 (the "Benz Convertible Notes") in exchange for certain prospects acquired from Benz Energy, Incorporated ("Benz"). The Benz Convertible Notes originally were to mature on May 26, 2003. In March 2000, the maturity date of certain of the Benz Convertible Notes was extended to November

26, 2003. Harken has repurchased or redeemed to date approximately $6.3 million principal amount of the Benz Convertible Notes for cash and/or common stock. As of August 14, 2002, the outstanding principal balance of Benz Convertible Notes was approximately $5,669,000 and has a November 26, 2003 maturity date.

     The Benz Convertible Notes bear interest at 5% per annum, payable semi-annually in May and November of each year until maturity or until the Benz Convertible Notes are redeemed, converted or purchased by Harken prior to their maturity. The notes may be redeemed for cash, or shares of Harken common stock, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002, Harken may redeem up to 50% of the Benz Convertible Notes then outstanding in exchange for shares of Harken common stock. At maturity, on November 26, 2003, Harken may similarly redeem all remaining outstanding Benz Convertible Notes for shares of Harken common stock. If Harken elects to redeem the Benz Convertible Notes for shares of its common stock beginning November 26, 2002, each note will be redeemed for a number of shares of Harken common stock equal to 115% of the principal value of the note to be redeemed, plus accrued and unpaid interest thereon, divided by the average market price of the stock over the 30 calendar days immediately preceding the date of the notice of redemption.

     No Benz Convertible Notes were repurchased or redeemed by Harken during the three months ended June 30, 2002. In July 2002, pursuant to the terms of the Benz Convertible Notes, Harken elected to redeem Benz Convertible Notes with a face amount of approximately $1,135,000 for 2,000,000 shares of Harken common stock. In August 2002, Harken entered into an agreement with a holder of approximately $4,071,000 of Benz Convertible Notes to exchange those notes for $1,231,000 in cash.

(8) RELATED PARTY TRANSACTIONS

     During 1997, 1998 and 1999, Harken made secured short-term loans to certain members of Harken's Management, certain of whom also served on the Board of Directors. Such notes receivable are reflected in Harken's Consolidated Condensed Balance Sheets at December 31, 2001 and June 30, 2002 as related party notes receivable. In May 2002, Harken entered into an agreement to forgive the repayment of a short-term loan in the amount of $64,000 to a member of management and reflected the forgiveness as a charge to earnings during the first quarter of 2002.

(9) HEDGING ACTIVITIES

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

     As of June 30, 2002, Harken holds natural gas zero cost collar contracts consisting of a fixed price floor option of $2.75 per MMBTU and a fixed price cap option of $3.47 per MMBTU, covering 135,000

MMBTUs per month over the period of the contract through December 31, 2002. In addition, Harken also holds zero cost collar contracts consisting of a fixed price floor option of $2.75 per MMBTU and a fixed price cap option of $5.12 per MMBTU, covering 60,000 MMBTUs per month over a period from January 1, 2003 through December 31, 2003. Such natural gas collar contracts are reflected in accrued liabilities at June 30, 2002 with a market value of approximately $261,000.

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

(10) SEGMENT INFORMATION

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

     Harken's financial information for each of its operating segments is as follows for the periods ended June 30, 2001 and 2002:

                                        Three Months Ended June 30, 2001                 Six Months Ended June 30, 2001
                                 --------------------------------------------    --------------------------------------------
                                    North           Middle                          North           Middle
                                   America         America           Total         America          America          Total
                                 -----------    -------------    ------------    -----------     ------------    ------------
Operating revenues               $ 8,139,000      $ 2,653,000    $ 10,792,000    $15,147,000      $ 4,560,000    $19,707,000
Interest and other income             85,000          105,000         190,000        204,000          263,000        467,000
Depreciation and amortization      2,581,000        2,253,000       4,834,000      4,400,000        3,683,000      8,083,000
Interest expense and other, net      673,000          313,000         986,000      1,549,000        1,149,000      2,698,000
Income tax expense                    15,000              --           15,000         30,000             --           30,000
Segment income (loss) before
  extraordinary items              1,383,000       (2,455,000)     (1,072,000)     2,149,000       (4,739,000)    (2,590,000)
Segment income (loss)              1,956,000       (1,881,000)         75,000      2,775,000       (4,112,000)    (1,337,000)
Capital expenditures               3,176,000        1,046,000       4,222,000      5,913,000        9,258,000     15,171,000
Total assets at end of period     92,266,000       47,280,000     139,546,000     92,266,000       47,280,000    139,546,000

                                       Three Months Ended June 30, 2002                  Six Months Ended June 30, 2002
                                 --------------------------------------------    --------------------------------------------
                                    North           Middle                          North           Middle
                                   America         America           Total         America          America          Total
                                 -----------    -------------    ------------    -----------     ------------    ------------

Operating revenues               $ 5,173,000      $ 2,343,000  $    7,516,000  $   8,961,000      $ 3,981,000   $ 12,942,000
Interest and other income            158,000           38,000         196,000        179,000           83,000        262,000
Depreciation and amortization      2,160,000        1,205,000       3,365,000      4,283,000        2,348,000      6,631,000
Interest expense and other, net    1,274,000         (321,000)        953,000      1,938,000          (13,000)     1,925,000
Income tax expense                    15,000           75,000          90,000         30,000          150,000        180,000
Segment income (loss) before
  extraordinary items             (2,669,000)*        (21,000)     (2,690,000)    (5,051,000)*     (1,195,000)    (6,246,000)
Segment income (loss)             (2,329,000)         (21,000)     (2,350,000)    (4,711,000)      (1,195,000)    (5,906,000)
Capital expenditures               3,189,000          588,000       3,777,000      3,296,000          780,000      4,076,000
Total assets at end of period     61,572,000       27,962,000      89,534,000     61,572,000       27,962,000     89,534,000

------------
* Includes Litigation and Contingent Liability Settlements, net

(11) COMMITMENTS AND CONTINGENCIES

     Search Acquisition Corp. ("Search Acquisition"), also known as Harken Texas Acquisition Corp., a wholly-owned subsidiary of Harken, is a defendant in a lawsuit filed by Petrochemical Corporation of America and Lorken Investments Corporation (together, "Petrochemical"). This lawsuit arises out of Petrochemical's attempt to enforce a judgment of joint and several liability entered in 1993 against a group of twenty limited partnerships known as the "Odyssey limited partnerships." Petrochemical claims that Search Exploration, Inc. is liable for payment of the judgment as the successor-in-interest to eight Odyssey limited partnerships. Search Acquisition was the surviving corporation in Harken's 1995 acquisition of Search Exploration, Inc. On February 28, 1996, the court granted Search Acquisition's motion for summary judgment in this case. On July 3, 1998, the Fifth District Court of Appeals for the State of Texas reversed the trial court's summary judgment and remanded the case to the trial court. In late 2001, a jury trial was held in this matter. The jury returned a verdict finding for Petrochemical in the amount of $1.1 million of actual damages and $3 million in punitive damages. In April 2002, the court entered judgment on the verdict rendered by the jury. Search Acquisition promptly appealed this judgment. In June 2002, Petrochemical filed with the U.S. Bankruptcy Court in Dallas, Texas an involuntary petition in bankruptcy against Search Acquisition, under Chapter 7 of the Bankruptcy Code, and moved for the appointment of an interim trustee. Search Acquisition agreed to the entry of an order for relief under Chapter 7, as well as to the appointment of the interim trustee. These actions resulted in a stay of Search Acquisition's appeal of the Court's judgment on the jury verdict totaling $4.1 million. Thereafter, McCulloch Energy, Inc. ("McCulloch"), a wholly-owned subsidiary of Search Acquisition, filed a voluntary petition in bankruptcy under Chapter 7 of the Bankruptcy Code in the U.S. Bankruptcy Court in Houston, Texas. The stay of Search Acquisition's appeal and the related bankruptcy filings led to negotiations in bankruptcy and mediation relating to the Petrochemical suit and judgment. As a result of these events, on August 1, 2002, pursuant to a mediated settlement, Petrochemical and the bankruptcy trustees agreed to release their claims against Harken in exchange for a payment of $2 million to be distributed to Petrochemical, and a payment of approximately $189,000 to pay administrative expenses and other creditors of the bankruptcy estates. This amount has been fully accrued as of June 30, 2002 and is included in accrued liabilities in the accompanying Consolidated Condensed Balance Sheet at June 30, 2002. Pursuant to the mediation agreement signed on August 1, 2002, Petrochemical may also elect to receive the stock of six non-operating subsidiaries of Harken that are not material to Harken's operations. The mediation agreement is subject to approval by the Bankruptcy Courts in Dallas and Houston.

     420 Energy Investment, Inc. and ERI Investments, Inc. (collectively "420 Energy") filed a lawsuit against XPLOR Energy, Inc., a wholly-owned subsidiary of Harken, on December 21, 1999 in the New Castle County Court of Chancery of the State of Delaware. 420 Energy alleges that they are entitled to appraisal and payment of the fair value of their common stock in XPLOR as of the date XPLOR merged with Harken. Harken has relied on an indemnity provision in the XPLOR merger agreement to tender the costs of defense in this matter to certain third parties. Although the outcome of this litigation is uncertain, Harken believes that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken's financial condition. In February 2002, 420 Energy filed a new lawsuit against XPLOR, Harken and other defendants in state court in Dallas, Texas. Harken intends to pursue and enforce, through whatever steps are necessary, the indemnification from the third parties discussed above with regard to this suit. In Harken management's opinion, the ultimate outcome of this litigation will not have a material adverse effect on Harken's financial condition.

     Harken has accrued approximately $5,275,000 at June 30, 2002 relating to certain other operational or regulatory liabilities related to Harken's domestic operations. A significant majority of this accrued amount relates to future abandonment costs of certain producing properties owned by XPLOR, which will be incurred at the end of the properties' productive life. Harken and its subsidiaries currently are involved in other various lawsuits and contingencies, any of which in management's opinion, will not result in significant loss exposure to Harken.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

     The following is a discussion and analysis of Harken's financial condition and results of operations and should be read in conjunction with the consolidated condensed financial statements and related notes contained in this Quarterly Report. Certain statements contained in this discussion, and elsewhere in this Quarterly Report, including statements of Harken management's current expectations, intentions, plans and beliefs, are "forward-looking statements," as defined in Section 21D of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995:

     o statements before, after or including the words "may," "will," "could," "should," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "estimate," or "continue" or the negative or other variations of these words; and

     o    other statements about matters that are not historical facts.

     Harken believes that it is important to communicate its future expectations to its shareholders. Forward-looking statements reflect the current view of management with regard to future events and are subject to numerous known and unknown risks, uncertainties and other factors that may cause the actual results, performance, timing or achievements of Harken to be materially different from any results, performance, timing or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, the risks described in Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission as well as other risks described in the Quarterly Report. Although Harken believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct or that unforeseen developments will not occur. Harken undertakes no duty to update or revise any forward-looking statements.

Overview

     Harken is engaged in oil and gas exploration, development and production operations both domestically and internationally through its various subsidiaries. Harken's domestic operations currently include oil and gas exploration, development and production in the onshore and offshore Gulf Coast regions of South Texas and Louisiana, and in portions of West Texas and the Texas Panhandle region. Harken's international operations currently include Global's activities in Colombia, Costa Rica, Panama and Peru.

     Harken's domestic operating segment has completed a period of significant successful drilling activity over the past two years. Harken has recently temporarily reduced its exploratory drilling activity, however, in order to conserve capital resources to repurchase convertible debt obligations pursuant to a proposed capital restructuring, as described below under "Liquidity and Capital Resources." Harken does, however, intend to continue to pursue domestic oil and gas reserve growth through acquisitions. Harken's ability to make future acquisition transactions may be affected, however, by the market value of Harken common stock. If the price of Harken common stock remains low or decreases, Harken's ability to utilize its stock in acquisition transactions could be negatively affected. Harken also continues to include development operations as part of its capital expenditure plans. In April 2002, Harken, along with a wholly-owned subsidiary, acquired certain producing property interests (the "Republic Properties") in exchange for Harken common stock.

     Harken's Middle American operations are conducted through its ownership of 92.77% of Global Energy Development PLC ("Global,") a public limited company registered in England and Wales under the Companies Act (1985) of the United Kingdom with its ordinary shares admitted for trading on the Alternative Investment Market of the London Stock Exchange. All of the Middle American operating revenues during the first half of 2002 have been generated from Global's Colombian operations and have declined from the comparable period last year, due to lower commodity prices and slightly reduced production volumes. Global has substantially reduced operating expenses and capital expenditures in the Middle American segment during 2002.

     As a part of Harken's business strategy, Harken has taken steps to maximize its cash flow by decreasing its administrative costs through reductions in personnel, reductions in salaries, increasing efficiencies in its production operations, and reducing its long-term debt obligations. Harken's continued steps in these areas should continue to increase operating efficiency and cash flow during 2002.

     Harken reported a net loss for the six months ended June 30, 2002 of $5,906,000 compared to a net loss of $1,337,000 for the prior year period due primarily to lower commodity prices compared to the prior year. Harken's worldwide oil and gas revenues have decreased 34% during the first six months of 2002 compared to the prior year period, due to lower commodity prices and decreased domestic production volumes resulting from sales of producing properties during 2001 and 2002. Gross operating profit before depreciation and amortization, general and administrative and interest expenses totaled approximately $8.2 million during the six months ended June 30, 2002 compared to approximately $13.1 million for the prior year period.

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

     Colombian operations -- During the six months ended June 30, 2002, approximately 30% of Harken's consolidated operating revenues were generated from Global's sales to Ecopetrol, the state-owned Colombian oil company. The country of Colombia is currently experiencing heightened security issues which could affect Global's Colombian operations as well as the strength and operations of Ecopetrol. If Ecopetrol experiences significant adverse conditions in its operations, it may not be able to meet its ongoing financial obligations to Global for delivered production or be able to purchase future production under the terms of existing contract provisions. Global's Colombian operations could also be directly affected by guerilla activity or other instances or threats of violence, preventing or interrupting Global from producing, transporting or delivering future production volumes.

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

     Classification of long-term debt -- Harken's bank credit facility with Bank One, N.A. ("Bank One") requires Harken, as well as certain of its subsidiaries ("Borrowers") to maintain certain financial covenant ratios and requirements, as calculated on a quarterly basis. Harken received a waiver of the current ratio covenant for the quarter ended June 30, 2002. If Harken or the Borrowers are not in compliance with their bank financial covenant ratios or requirements in the future and are unable to obtain a waiver or amendment to the facility requirements, the credit facility would be in default and callable by Bank One. In addition, due to cross-default provisions in Harken's 5% and 7% European Note agreements, a majority of Harken's debt obligations would become due in full if any debt is in default. Expectations of continued compliance with financial covenants cannot be assured and our lenders' actions are not controllable by Harken. If Harken's projections of future operating results are not achieved and future waivers or amendments of Harken's current ratio covenant under the Bank One credit facility are not received and its debt is placed in default, Harken could experience a material adverse impact on its financial position and results of operations.

     Accounting for derivatives - Harken holds commodity derivative financial instruments designed to mitigate commodity price risk associated with a portion of its future monthly natural gas production and related cash flows. These commodity derivatives qualify for hedge accounting as discussed in Note 9 - Hedging Activities in the notes to the accompanying Consolidated Condensed Financial Statements contained in Part 1, Item 1. Harken does not participate in speculative derivatives trading. Hedge accounting requires that commodity derivative instruments be designated as hedges and that fluctuations in their market value are effective in mitigating the hedged commodity price risk, and that such effectiveness be documented and monitored. While Harken intends to continue to meet the conditions to qualify for hedge accounting, to the extent hedges are not highly effective, or if the forecasted hedged production does not occur, the changes in the fair value of the commodity derivative instruments are reflected in earnings.

                              RESULTS OF OPERATIONS

     The following table presents information regarding Harken's revenues and oil and gas production volumes during the periods included in the accompanying consolidated condensed financial statements:


                                          Three Months Ended         Six Months Ended
                                               June 30,                   June 30,
                                       ------------------------    ------------------------
                                          2001            2002        2001         2002
                                       -----------   ----------    -----------   ----------
Operating Revenues                           (unaudited)                (unaudited)
------------------
Domestic Exploration and Production
Operations
  Gas sales revenues                   $ 5,748,000   $ 3,244,000   $11,300,000   $ 5,711,000
     Gas volumes in mcf                  1,132,000       925,000     2,101,000     1,900,000
     Gas price per mcf                 $      5.08   $      3.51   $      5.38   $      3.00
  Oil sales revenues                   $ 2,391,000   $ 1,929,000   $ 3,847,000   $ 3,250,000
     Oil volumes in barrels                 90,000        77,000       144,000       142,000
     Oil price per barrel              $     26.57   $     25.05   $     26.72   $     22.89
Colombian Exploration and Production
Operations
  Oil sales revenues                   $ 2,653,000   $ 2,343,000   $ 4,560,000   $ 3,981,000
     Oil volumes in barrels                143,000       136,000   $   237,000       267,000
     Oil price per barrel              $     18.55   $     17.23   $     19.24   $     14.91

Other Revenues
  Interest income                      $   174,000   $    31,000   $   419,000   $    64,000
  Other income                         $    16,000   $   164,000   $    48,000   $   198,000



For the quarter ended June 30, 2002 compared with the corresponding prior period.

North American Operations

     Domestic gross oil and gas revenues during the second quarter of 2002 relate to the operations in the onshore and offshore areas of the Texas and Louisiana Gulf Coast and the Western and Panhandle regions of Texas. Beginning April 2002, Harken's domestic operations include the Republic Properties, which were acquired effective April 4, 2002 and consist of interests in 16 oil and gas wells in 9 fields plus interests in additional prospect acreage located in southern Louisiana and the Texas Gulf Coast region. During 2001, certain wholly-owned subsidiaries of Harken sold certain interests in oil and gas producing properties located in Texas, Arkansas, Louisiana and New Mexico for approximately $13.1 million in cash. During the first quarter of 2002, another wholly-owned subsidiary of Harken sold interests in oil and gas producing properties located in Texas for approximately $910,000. During the second quarter of 2002, a wholly-owned subsidiary of Harken sold additional interests in oil and gas producing properties for approximately $1,614,000.

     Domestic gas revenues decreased 44% to $3,244,000 for the three months ended June 30, 2002 compared to $5,748,000 for the prior year period principally due to the decrease in average gas prices received during the second quarter of 2002, as Harken received an overall average price of $3.51 per mcf of gas during the second quarter of 2002 compared to $5.08 per mcf received during the second quarter of 2001. Gas revenues also declined due to reduced production volumes during the second quarter of 2002, despite the acquisition of the Republic Properties, as a result of sales of domestic producing properties during 2001 and 2002.

     Domestic oil revenues decreased 19% to $1,929,000 during the second quarter of 2002 compared to $2,391,000 during the second quarter of 2001 due to reduced oil prices and decreased production volume. Harken's oil price per barrel averaged $25.05 during the current year quarter compared to $26.57 during the comparable period last year. Harken's domestic oil production volumes also decreased during the quarter compared to the prior year period, due to sales of domestic producing properties during 2001 and 2002.

     Domestic oil and gas operating expenses consist of lease operating expenses and a number of production and reserve based taxes. Domestic oil and gas operating expenses decreased 16% to $1,870,000 during the second quarter of 2002 compared to $2,228,000 during the prior year period primarily due to the above-mentioned sales of properties. Oil and gas operating expenses increased, however, as a percentage of related oil and gas revenues due primarily to the decrease in oil and gas prices during the second quarter of 2002 compared to the prior year period. Oil and gas operating expenses decreased per unit of production due to the replacement of sold producing fields with newly completed gas production.

     Harken expects that oil and gas production volumes generated as a result of drilling activities in late 2001 and continuing workover activities together with the acquisition of the Republic Properties discussed above will continue to help to mitigate the production decreases resulting from the sales of producing properties discussed above. Harken's oil and gas production volumes increased beginning in April 2002 from the Republic Properties, but could decrease if Harken sells additional producing properties. Harken continues to pursue opportunities to acquire additional producing properties, which would also further increase domestic production. Harken's oil and gas revenues are highly dependent upon product prices, which Harken is unable to predict.

Middle American Operations

     Middle American gross revenues during the second quarter of 2002 relate to Global's oil operations in Colombia. During the second quarter of 2001 and 2002, Global's Colombian operating revenues consisted of production from its Bolivar and Alcaravan Association Contract areas. Global's Colombian oil revenues decreased 12% from $2,653,000 during the second quarter of 2001 to $2,343,000 during the second quarter of 2002, partially due to reduced oil prices, which averaged $17.23 per barrel during the current year quarter compared to $18.55 per barrel during the prior year quarter. In addition, production volumes decreased compared to the prior year quarter. Global's production volumes during the remainder of 2002 will continue to remain dependent on existing well production and pumping efficiency.

     Middle American operating expenses decreased 52% from $1,099,000 during the second quarter of 2001 to $523,000 for the second quarter of 2002, as Global has successfully reduced field contract labor, equipment rental and pipeline tariff costs in order to reduce operating expenses related to its producing fields in Colombia.

Interest and Other Income

     Interest and other income increased 4% during the second quarter of 2002 compared to the prior year period due to a gain recognized from the ineffective portion of Harken's natural gas 2002 zero cost collar contract, which offset an 82% decrease in interest income over the same periods. Harken generated approximately $174,000 of interest income during the second quarter of 2001, compared to approximately $32,000 of interest income during the second quarter of 2002, due primarily to decreased cash balances.

Other Costs and Expenses

         General and administrative expenses decreased 15% during the second quarter of 2002 compared to the second quarter of 2001, despite certain one time employee severance costs, as Harken has taken steps to reduce personnel costs through personnel reductions, salary reductions and other methods to achieve other administrative cost reductions.

     Depreciation and amortization expense decreased 30% during the second quarter of 2002 compared to the prior year period primarily due to decreased production volumes during the quarter as a result of Harken's sales of certain producing properties. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

     Interest expense and other decreased 3% during the second quarter of 2002 compared to the prior year period primarily due to the decrease in the amount of outstanding 5% European Notes compared to the prior year. See "Liquidity and Capital Resources," below.

     Harken also recorded a $1.2 million expense during the second quarter of 2002 relating to the settlement of certain liabilities and contingencies resolved during the second quarter of 2002. As discussed further in the Notes to the Consolidated Condensed Financial Statements, Note 11--Commitments and Contingencies, Harken accrued and charged to expense approximately $2.2 million related to its mediation agreement signed on August 1, 2002 to resolve the Petrochemical litigation. Such amount was reduced by approximately $1 million related to other accrued liabilities which were settled during the second quarter of 2002 for amounts less than the amounts previously accrued.

Extraordinary Item

     During 2001 and 2002, Harken repurchased or exchanged certain of its 5% European Notes for cash and/or other securities of Harken. During the second quarter of 2002, Harken recorded an extraordinary gain of $340,000 relating to the acquisition of $1,000,000 principal amount of 5% European Notes. An extraordinary gain of $1,147,000 was recorded for the comparable period of 2001 relating to Harken's exchange of $9,000,000 principal amount of 5% European Notes.

For the six months ended June 30, 2002 compared with the corresponding prior period.

North American Operations

     Domestic gas revenues decreased 50% to $5,711,000 for the six months ended June 30, 2002 compared to $11,300,000 for the prior year period due to the decrease in average gas prices received during the first half of 2002, as Harken received an overall average price of $3.00 per mcf of gas during the first six months of 2002 compared to $5.38 per mcf received during the first half of 2001. In addition, gas revenues also declined due to reduced production volumes during the first six months of 2002, despite the acquisition of the Republic Properties, due to sales of domestic producing properties during 2001 and 2002.

     Domestic oil revenues decreased 16% to $3,250,000 during the first six months of 2002 compared to $3,847,000 during the first six months of 2001 primarily due to reduced oil prices, which averaged $22.89 per barrel during the current year period compared to $26.72 per barrel during the prior year. Despite the sales of producing properties discussed above, Harken's domestic oil production volumes remained flat during the first six months of 2002 compared to the prior year period, as Harken's Gulf Coast oil production was reduced by temporary operational curtailments during the first quarter of 2001 at Harken's Main Pass area offshore Louisiana.

23

     Domestic oil and gas operating expenses decreased 20% to $3,755,000 during the first six months of 2002 compared to $4,719,000 during the prior year period primarily due to the above-mentioned sales of properties. Oil and gas operating expenses increased, however, as a percentage of related oil and gas revenues due primarily to the decrease in oil and gas prices during the first six months of 2002 compared to the prior year period. Oil and gas operating expenses decreased per unit of production due to the replacement of sold producing fields with newly completed gas production.

     Harken expects that oil and gas production volumes generated as a result of drilling activities in late 2001 and early 2002 and continuing workover activities together with the acquisition of the Republic Properties discussed above will continue to help to mitigate the production decreases as a result of the sales of producing properties discussed above. Harken's oil and gas production volumes increased beginning in April 2002 from the Republic Properties, but could decrease if Harken sells additional producing properties. Harken's oil and gas revenues are highly dependent upon product prices, which Harken is unable to predict.

Middle American Operations

     Middle American gross revenues during the first six months of 2002 relate to Global's oil operations in Colombia.Global's Colombian oil revenues decreased 13% from $4,560,000 during the first six months of 2001 to $3,981,000 during the first six months of 2002, primarily due to reduced oil prices, which averaged $14.91 per barrel during the first six months this year compared to $19.24 per barrel during the first six months of 2001. During the first six months of 2001 and 2002, Global's Colombian operating revenues consisted of production from its Bolivar and Alcaravan Association Contract areas.

     Global's Colombia production volumes increased during the first six months of 2002, compared to the prior year period, as during the first quarter of 2001, sales of production from Global's Estero #1 well on the Alcaravan Contract area were limited to approximately 1,000 gross barrels of oil per day due to pipeline constraints and pumping capacity. During the second quarter of 2001, Global took steps to resolve such limitations. Estero #2 was completed during the first quarter of 2001, and has mitigated the production declines related to Global's Bolivar Contract area production, as Bolivar Contract production was temporarily shut-in during the first quarter of 2002, pending recently completed workover procedures. Harken's production volumes during the remainder of 2002 will continue to remain dependent on existing well production and pumping efficiency.

     Middle American operating expenses have decreased 49% from $1,862,000 during the first six months of 2001 to $958,000 for the first six months of 2002, as Global has successfully reduced field contract labor equipment rental and pipeline tariff costs in order to reduce operating expenses related to its producing fields in Colombia.

Interest and Other Income

     Interest and other income decreased 44% during the first six months of 2002 compared to the prior year period due to Harken's usage of cash during 2001 for capital expenditures, which decreased its interest-bearing cash balances. Harken generated approximately $419,000 of interest income during the first six months of 2001, compared to approximately $64,000 of interest income during the first six months of 2002.

     Other income during the first six months of 2002 primarily relates to the gain recognized from the ineffective portion of Harken's natural gas 2002 zero cost collar contract.

Other Costs and Expenses

     General and administrative expenses decreased 9% during the first six months of 2002 compared to the first six months of 2001, despite certain one time employee severance costs during the period related to staff reductions. Harken took steps to reduce personnel costs through personnel reductions, salary reductions and other methods during the second quarter of 2002, and continues to seek additional administrative cost reductions.

     Depreciation and amortization expense decreased 18% during the first six months of 2002 compared to the prior year period primarily due to decreased production volumes during the period as a result of Harken's sales of certain producing properties. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

     Interest expense and other decreased 29% during the first six months of 2002 compared to the prior year period primarily due to the decrease in the amount of outstanding 5% European Notes from early 2001. See "Liquidity and Capital Resources," below. In addition, during the first quarter of 2001, Harken expensed the remaining unamortized issuance costs related to the IFC project loan finance facility, which was terminated in May 2001.

     Harken also recorded a $1.2 million expense during the second quarter of 2002 relating to the settlement of certain liabilities and contingencies resolved during the second quarter of 2002. As discussed further in the Notes to the Consolidated Condensed Financial Statements, Note 11--Commitments and Contingencies, Harken accrued and charged to expense approximately $2.2 million related to its mediation agreement signed on August 1, 2002 to resolve the Petrochemical litigation. Such amount was reduced by approximately $1 million related to other accrued liabilities which were settled during the second quarter of 2002 for amounts less than the amounts previously accrued.

Extraordinary Item

     During 2001 and 2002, Harken repurchased or exchanged certain of its 5% European Notes for cash and/or other securities of Harken. During the first six months of 2002, Harken recorded an extraordinary gain of $340,000 relating to the acquisition of $1,000,000 principal amount of 5% European Notes. An extraordinary gain of $1,253,000 was recorded for the comparable period of 2001 relating to Harken's acquisitions of $9,250,000 principal amount of 5% European Notes.

                         LIQUIDITY AND CAPITAL RESOURCES

     Harken's negative working capital at June 30, 2002 was approximately $43.1 million, compared to positive working capital of approximately $3.4 million at December 31, 2001. Working capital is the difference between current assets and current liabilities. Harken's working capital was negative at June 30, 2002 because approximately $41.2 million of Harken's outstanding convertible notes are due in May 2003 and therefore are classified as current liabilities at June 30, 2002. These obligations were long-term liabilities and did not reduce working capital at December 31, 2001. Harken received a waiver of the current ratio covenant for the quarter ended June 30, 2002 under the Bank One credit facility. Due to the uncertainty of Bank One's November 1, 2002 borrowing base redetermination and whether additional waivers of Harken's current ratio requirement can be obtained from Bank One, the balance of the Bank One facility has been reflected as a current liability as of June 30, 2002.

     Harken's operations used approximately $1.9 million of cash flow during the first six months of 2002, primarily due to the timing of certain working capital payments and collections during the six-month period. Harken's cash resources at June 30, 2002 totaled approximately $7.7 million. Considering its existing cash resources, the cash resources generated subsequent to June 30, 2002 and the potential additional capital sources listed below, Harken believes that it will have sufficient cash resources to fund all of its planned capital expenditures during 2002. Harken's future exploration, development and acquisition efforts are expected to be funded through a combination of cash on hand, cash flows from operations, issuances or exchanges of debt or equity securities, and cash provided by either existing or newly established financing arrangements.

     During the six months ended June 30, 2002, the approximately $1.9 million of net cash used in Harken's operations was funded from existing cash resources, sales of producing properties, and the issuance of convertible notes. Net cash from financing activities during this period totaled approximately $1.7 million and consisted of $2.4 million raised through the issuance of Harken's 7% European Notes, which are described below and in Note 7 to the accompanying Consolidated Condensed Financial Statements contained in Part 1, Item 1, and $900,000 in net cash proceeds from the issuance of subsidiary common stock, offset by $1.9 million in repayment of long-term debt. Net cash used in investing activities for the first half of 2002 totaled $297,000 and was comprised of $2.6 million received upon the sale of producing domestic oil and gas properties, offset by $2.9 million in capital expenditures.

Convertible Note Commitments and Proposed Capital Restructuring

     5% European Notes -- On May 26, 1998, Harken issued to qualified purchasers a total of $85 million of its 5% Senior Convertible Notes due 2003 (the "5% European Notes"), which mature on May 26, 2003. Since April 1, 2002 and as of August 14, 2002, Harken has repurchased approximately $6 million in principal amount of the 5% European Notes for cash and/or in exchange for its 7% Senior Convertible Notes (the "7% European Notes"), the terms of which are described in
Note 7 to the Notes to the Consolidated Condensed Financial Statements contained in Part 1, Item 1. Since issuance and as of August 14, 2002, Harken has repurchased or exchanged to date an aggregate of approximately $51,050,000 million principal amount of the 5% European Notes. As of August 14, 2002, the remaining principal balance of 5% European Notes was approximately $33,950,000. Interest incurred on the 5% European Notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are redeemed, converted or purchased by Harken prior to their maturity.

     The 5% European Notes may be redeemed for cash, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002, Harken may redeem up to 50% of the 5% European Notes then outstanding in exchange for shares of Harken common stock. At maturity, on May 26, 2003, Harken may similarly redeem all remaining outstanding 5% European Notes for shares of Harken common stock. If Harken elects to redeem the 5% European Notes for shares of its common stock, each note will be redeemed for a number of shares of Harken common stock equal to 115% of the principal value of the note to be redeemed, plus accrued and unpaid interest thereon, divided by the average market price of the stock over the 30 calendar days immediately preceding the date of the notice of redemption.

     Benz Convertible Notes -- On December 30, 1999, Harken issued $12,000,000 principal amount of 5% Convertible Notes Due 2003 (the "Benz Convertible Notes") in exchange for certain prospects acquired from Benz Energy, Incorporated ("Benz"). The Benz Convertible Notes originally were to mature on May 26, 2003. In March 2000, the maturity date of certain of the Benz Convertible Notes was extended to November 26, 2003. As of August 14, 2002, Harken has repurchased or redeemed approximately $6.3 million principal amount of the Benz Convertible Notes for cash and/or Harken common stock. As of August 14, 2002, the outstanding principal balance of Benz Convertible Notes was approximately $5,669,000 and had a maturity date of November 26, 2003.

     The Benz Convertible Notes bear interest at 5% per annum, payable semi-annually in May and November of each year until maturity or until the Benz Convertible Notes are redeemed, converted or purchased by Harken prior to their maturity. The notes may be redeemed for cash, or shares of Harken common stock, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002, Harken may redeem up to 50% of the Benz Convertible Notes then outstanding in exchange for shares of Harken common stock. At maturity on November 26, 2003, Harken may similarly redeem all remaining outstanding Benz Convertible Notes for shares of Harken common stock. If Harken elects to redeem the Benz Convertible Notes for shares of its common stock, beginning November 26, 2002, each note will be redeemed for a number of shares of Harken common stock equal to 115% of the principal value of the note to be redeemed, plus accrued and unpaid interest thereon, divided by the average market price of the stock over the 30 calendar days immediately preceding the date of the notice of redemption.

     Capital Restructuring - Harken management has been actively working to restructure the indebtedness represented by the 5% European Notes and Benz Convertible Notes (collectively, the "5% Notes") in advance of their scheduled maturity next year. As of August 14, 2002, Harken has repurchased or redeemed approximately $57.3 million principal amount of such notes.

     During the three months ended June 30, 2002, Harken repurchased $1,000,000 in principal amount of the 5% European Notes from certain holders thereof in exchange for approximately $650,000 in cash, plus transaction costs. In July 2002, Harken repurchased an additional $1,120,000 principal amount of the 5% European Notes from certain holders thereof in exchange for approximately $696,000 in cash. Also in July 2002, Harken repurchased $700,000 in principal amount of the 5% European Notes from a holder in exchange for cash of approximately $444,000 plus an agreement to exchange an additional $2,210,000 principal amount of the 5% European Notes for $2,210,000 principal amount of Harken's 7% European Notes. Such notes were exchanged in August 2002. Other holders of $2,000,000 principal amount of the 5% European Notes agreed to exchange their notes in August 2002 for $800,000 principal amount of the 7% European Notes and $800,000 in cash paid by Harken.

     No Benz Convertible Notes were repurchased or redeemed by Harken during the three months ended June 30, 2002. In July 2002, pursuant to the terms of the Benz Convertible Notes, Harken elected to redeem Benz Convertible Notes with a principal amount of approximately $1,135,000 for 2,000,000 shares of Harken common stock. In August 2002, Harken entered into an agreement with a holder of approximately $4,071,000 of Benz Convertible Notes to repurchase those notes for $1,231,000 in cash.

     As of August 14, 2002, after giving effect to the above transactions, the aggregate indebtedness outstanding under the 5% Notes was approximately $39.6 million. In order to satisfy its remaining obligations under the 5% Notes, Harken must: (i) raise additional capital to redeem the 5% Notes for cash, (ii) repurchase the 5% Notes from the holders thereof for cash and/or securities (such as the 7% European Notes or Harken common stock) or other property, (iii) redeem the 5% Notes by issuing Harken common stock on or before maturity, or
(iv) redeem, repurchase or convert the 5% Notes using any combination of the foregoing methods.

     Although Harken management is actively pursuing negotiated transactions to restructure the 5% Notes, no assurance can be given that Harken will be able to redeem them for cash pursuant to their terms or repurchase them for cash and/or other securities or property. In this event, Harken presently intends to satisfy its obligations under the 5% Notes by redeeming them in exchange for Harken common stock. Under the terms of the 5% Notes, if Harken elected to redeem the 5% Notes for shares of its common stock, each note would be converted into a number of shares of Harken common stock equal to 115% of the face value of the note to be redeemed, plus accrued and unpaid interest thereon, divided by the average market price of the stock over the 30 calendar days immediately preceding the date of the notice of redemption.

     The redemption of 5% Notes by converting them into common stock could result in substantial dilution of the existing Harken common stock. In addition, the number of new shares to be issued could result in a change of control of Harken. For example, if notes had been converted on August 14, with an estimated conversion price of $0.30, for every $1,000,000 of 5% Notes converted at this price, Harken would have been required to issue to the noteholders approximately
3.8 million shares of common stock. If all of the 5% Notes had been converted at this price, the noteholders would have received an aggregate of approximately
151.8 million shares of common stock and, collectively, would control over 86% of Harken's common stock. The number of shares that might be issued in this regard will vary significantly depending upon the average market price of Harken's common stock over the 30 days preceding the redemption notice, and the amount of 5% Notes to be redeemed.

     In connection with the issuance of Harken common stock in redemption of 5% Notes, Harken intends to request stockholder approval in accordance with guidelines of the American Stock Exchange that apply to transactions involving the potential issuance below market value of at least 20% of a company's outstanding shares. If shareholder approval was required under the American Stock Exchange Guidelines and was not obtained, Harken could apply for an exemption from the shareholder approval requirement or be subject to delisting of its common stock if it issued the shares without shareholder approval. The potential delisting of Harken common stock could adversely affect Harken's ability to raise capital in the future by issuing common stock or securities convertible into common stock.

     In addition, if Harken's stock price were to decline significantly, Harken's ability to convert a substantial amount of the 5% Notes into common stock could be limited by the number of authorized but unissued shares of Harken common stock. If there were an insufficient number of shares of common stock to redeem all of the then-outstanding 5% Notes, Harken would have to obtain shareholder approval to increase its authorized common stock before it could redeem all such 5% Notes into common stock. Absent such shareholder approval, Harken would have to otherwise restructure the then-outstanding 5% Notes, or pay such 5% Notes at maturity. There can be no assurance that, in such an event, Harken would be successful in restructuring its obligations under the then-outstanding 5% Notes, or would have available sufficient funds to pay such 5% Notes, in cash, upon maturity.

Other Capital Commitments

     In light of recent reduced oil and gas prices, and as a result of Harken's ongoing capital restructuring discussed above, Harken's domestic operating strategy now includes efforts to increase its oil and gas reserves in North America through acquisitions and development, with a decreased emphasis on exploration drilling activities. Accordingly, Harken's domestic capital expenditure plans have been reduced compared to the prior two-year period. Harken is, however, actively pursuing various North American acquisition and development opportunities. Harken anticipates domestic capital expenditures will total approximately $1.5 million during 2002. A majority of Harken's planned domestic capital expenditures are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Harken losing certain prospect acreage or reducing its interest in future development projects.

     On June 18, 2002, Harken issued to certain holders of Harken's securities $2,025,000 principal amount of its 7% European Notes in exchange for approximately $1,025,000 in cash and 10,000 shares of Harken's Series G1 Preferred Stock owned by such holders. On June 19, 2002, Harken issued to certain holders of Harken's securities an additional $2,025,000 principal amount of the 7% European Notes in exchange for approximately $1,725,000 in cash and 3,000 shares of Harken's Series G1 Preferred Stock owned by such holders. In August 2002, Harken issued or agreed to issue an additional $3,010,000 principal amount of the 7% European Notes in connection with the exchange transactions involving certain of the 5% European Notes described above. For a description of the 7% European Notes, see Note 7 to the accompanying consolidated condensed financial statements contained in Part 1, Item 1.

     Operational Contingencies -- Harken has accrued approximately $7.4 million at June 30, 2002 relating to operational or regulatory liabilities related to Harken's domestic operations. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in a material adverse effect upon Harken's financial condition or operations taken as a whole. See Item 2, Part 1 for description of a certain litigation.

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

     International Commitments--Terms of certain of the Association Contracts entered into between Global's subsidiary Harken de Colombia, Ltd. and Ecopetrol commit Global to perform certain activities in Colombia in accordance with a prescribed timetable. In addition, Global has certain scheduled capital expenditure commitments related to its TEA Agreements in Peru and Panama. Failure by Global to perform these activities as required could result in Global losing its rights under the particular contract, which could potentially have a material adverse effect on Harken's business. As of August 14, 2002, Global was in compliance with the requirements of each of the Association and TEA Contracts, as amended. In light of political and regulatory developments in Costa Rica, Global is projecting no capital expenditure plans during 2002 with regard to the Costa Rica Contract.

Capital Sources

     During 2001, sales of certain domestic producing property interests generated cash proceeds of approximately $13.1 million. During the first six months of 2002, Harken sold certain additional domestic producing property interests for approximately $2,524,000.

     Harken's operating cash flows from its domestic oil and gas properties were strengthened by successful drilling activity in late 2001 in southern Louisiana, which have partially offset the reductions following the recent sales of producing properties. Wells completed in 2001, including the Thomas Cenac #1, the State Lease 1480 #2, the State Lease 14589 #3 and the State Lease 1480 #3, all began production in the last four months of 2001. In 2002, Harken has participated in the drilling of three exploratory wells and three development wells with a total of four of these wells being commercially successful. In April 2002, Harken acquired the Republic Properties which consist of interests in 16 oil and gas wells in 9 fields plus interests in additional prospect acreage located in southern Louisiana and the Texas Gulf Coast region. The acquisition of the Republic Properties began supplementing Harken's domestic operating cash flows beginning in the second quarter of 2002. Harken's domestic operating cash flows are particularly dependent on the price of natural gas, which Harken is unable to predict.

     Certain Harken subsidiaries entered into a three-year loan facility with Bank One, N.A. ("Bank One"), which is secured by certain of those subsidiaries' domestic oil and gas properties and a guarantee from Harken. The Bank One facility provides borrowings subject to a borrowing base (as defined by the Bank One facility), which was $6,737,000 as of June 30, 2002 and as of August 14, 2002. Such borrowing base will be reduced by $225,000 per month beginning September 1, 2002 until the borrowing base is redetermined by Bank One on November 1 and May 1 in accordance with the facility agreement. The Bank One facility requires the Borrowers, as well as Harken, to maintain certain financial covenant ratios and requirements.

     Global's operating cash flows continue to be provided by ongoing production from its Alcaravan and Bolivar Contract areas in Colombia. Global anticipates that cash flows from its Colombian assets will be adequate to fund the capital needs, as well as the operating, administrative and management costs of its Middle American operations.

     Global's ordinary shares are admitted for trading on the Alternative Investment Market of the London Stock Exchange. This may enable Harken, through its ownership in Global, to seek additional financing and effect acquisition activities using shares of Global stock. Global's ability to effectively use its common stock will be dependent upon the market value and liquidity of its shares on the AIM Exchange. Global is also pursuing raising additional capital through potential sales of pipe inventory and net operating losses. Additional capital raised by Global would be used exclusively for Global's capital needs, as cash dividends to Harken would be limited by tax restrictions.

     In addition to the above sources, Harken has and may continue to raise capital through the issuance of debt, equity and convertible debt instruments, or through the exchange of existing instruments through transactions that provide Harken with additional capital. Such transactions may be impacted, however, by the market value of Harken common stock and/or Global ordinary shares. If the price of Harken common stock and/or Global ordinary shares remains low or decreases, Harken's ability to utilize such stock either directly or indirectly through convertible instruments for raising capital could be negatively affected.

Adequacy of Capital Sources

     Management believes funds on hand and available sources of financing will enable Harken to meet its liquidity needs for the remainder of 2002. The continuation of Harken's business plan is dependent upon a number of factors, including Harken's efforts to restructure its capital structure through the repurchase, redemption and restructuring of its 5% Notes. As discussed above, such restructuring efforts are dependent upon the ability of Harken to raise funds through the issuance of debt or equity securities, or if necessary though the sale of producing properties. Management is presently investigating potential financing transactions that it believes can provide additional cash for these purposes. Additional cash may be available from production operations, though Harken has had reduced operating cash flows during 2002 due to lower commodity prices compared to the prior year. The use of a significant number of shares of Harken common stock toward the redemption of 5% Notes is also dependent on various factors, including the future market price of Harken common stock, the approval by Harken shareholders to issue the required number of shares necessary, and the limitation of authorized common shares available for such redemptions, as discussed above. Accordingly, there can be no assurance that such capital restructuring plans will be successful.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     Search Acquisition Corp. ("Search Acquisition"), also known as Harken Texas Acquisition Corp., a wholly-owned subsidiary of Harken, is a defendant in a lawsuit filed by Petrochemical Corporation of America and Lorken Investments Corporation (together, "Petrochemical"). This lawsuit arises out of Petrochemical's attempt to enforce a judgment of joint and several liability entered in 1993 against a group of twenty limited partnerships known as the "Odyssey limited partnerships." Petrochemical claims that Search Exploration, Inc. is liable for payment of the judgment as the successor-in-interest to eight Odyssey limited partnerships. Search Acquisition was the surviving corporation in Harken's 1995 acquisition of Search Exploration, Inc. On February 28, 1996, the court granted Search Acquisition's motion for summary judgment in this case. On July 3, 1998, the Fifth District Court of Appeals for the State of Texas reversed the trial court's summary judgment and remanded the case to the trial court. In late 2001, a jury trial was held in this matter. The jury returned a verdict finding for Petrochemical in the amount of $1.1 million of actual damages and $3 million in punitive damages. In April 2002, the court entered judgment on the verdict rendered by the jury. Search Acquisition promptly appealed this judgment. In June 2002, Petrochemical filed with the U.S. Bankruptcy Court in Dallas, Texas an involuntary petition in bankruptcy against Search Acquisition, under Chapter 7 of the Bankruptcy Code, and moved for the appointment of an interim trustee. Search Acquisition agreed to the entry of an order for relief under Chapter 7, as well as to the appointment of the interim trustee. These actions resulted in a stay of Search Acquisition's appeal of the Court's judgment on the jury verdict totaling $4.1 million. Thereafter, McCulloch Energy, Inc. ("McCulloch"), a wholly-owned subsidiary of Search Acquisition, filed a voluntary petition in bankruptcy under Chapter 7 of the Bankruptcy Code in the U.S. Bankruptcy Court in Houston, Texas. The stay of Search Acquisition's appeal and the related bankruptcy filings led to negotiations in bankruptcy and mediation relating to the Petrochemical suit and judgment. As a result of these events, on August 1, 2002, pursuant to a mediated settlement, Petrochemical and the bankruptcy trustees agreed to release their claims against Harken in exchange for a payment of $2 million to be distributed to Petrochemical, and a payment of approximately $189,000 to pay administrative expenses and other creditors of the bankruptcy estates. This amount has been fully accrued as of June 30, 2002 and is included in accrued liabilities in the accompanying consolidated condensed balance sheet at June 30, 2002. Pursuant to the mediation agreement signed on August 1, 2002, Petrochemical may also elect to receive the stock of six non-operating subsidiaries of Harken that are not material to Harken's operations. The mediation agreement is subject to approval by the Bankruptcy Courts in Dallas and Houston.

Item 2. Changes in Securities and Use of Proceeds

The following is a description of the unregistered securities Harken has issued during the period covered by this report and during the subsequent period through the date of this report:

1. On June 18, 2002, Harken issued to certain holders of Harken's securities, who represented to Harken that they were accredited investors as defined in Rule 501 of Regulation D, $2,025,000 in principal amount of its 7% Senior Convertible Notes Due 2007 (the "7% European Notes") in exchange for $1,025,000 in cash and 10,000 shares of Harken's Series G1 Preferred Stock. The 7% European Notes are convertible as described in Sections 6 and 7 of the Note, which Note is Exhibit
10.19 to this Report, and which Sections of the Note are incorporated herein by reference.

2. On June 19, 2002, Harken issued an additional $2,025,000 in principal amount of its 7% European Notes to certain holders of Harken's securities, who represented to Harken that they were accredited investors as defined in Rule 501 of Regulation D, in exchange for 3,000 shares of Harken's Series G1 Preferred Stock and approximately $1,725,000 in cash. The 7% European Notes are convertible as described in Sections 6 and 7 of the Note, which Note is Exhibit
10.20 to this Report, and which Sections of the Note are incorporated herein by reference.

3. On July 15, 2002, Harken issued a 10% Term Loan Payable to a certain holder of Harken's securities, who represented to Harken that he was an accredited investor as defined in Rule 501 of Regulation D, in exchange for $3,000,000 in cash.

4. On August 13, 2002, Harken issued an additional $2,210,000 in principal amount of its 7% European Notes to certain holders of Harken's securities, who represented to Harken that they were accredited investors as defined in Rule 501 of Regulation D, in exchange for $2,210,000 principal amount of Harken's 5% Senior Convertible Notes Due 2003. The 7% European Notes are convertible as described in Sections 6 and 7 of the Note.

5. On April 4, 2002, Harken issued a total of 2,724,865 shares of unregistered Harken common stock in connection with the acquisition of the Republic Properties. Such shares were registered in June 2002 through the filing of an S-3 registration statement with the Securities and Exchange Commission.

All of the securities issued in the transactions described above were issued without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) of such Act. The recipients of securities in each such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments issued in such transactions. Harken believes the recipients were all accredited investors within the meaning of Rule 501 of Regulation D, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in Harken's securities. All receipients were existing holders of Harken securities, and none of the transactions described above involved general solicitation or general advertising.

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

               4.10 Certificate of Designations of Series G2 Convertible
                    Preferred Stock (filed as Exhibit 4.10 to Harken's Annual Report on Form 10-K for fiscal year ended December 31, 2001, File No. 0-9207, and incorporated by reference herein.

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

              10.10 Trust Indenture dated May 26, 1998, by and between Harken and Marine Midland Bank plc (filed as Exhibit 10.1 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, File No. 0-9207, and incorporated herein by reference).

              10.11 Credit Agreement between Harken Exploration Company, XPLOR
                    Energy, Inc. Harken Energy West Texas, Inc., Harken Southwest Corporation, South Coast Exploration Co., Xplor Energy SPV-1, Inc., McCulloch Energy, Inc. and Bank One, Texas, N.A. dated August 11, 2000 and as amended December 21, 2000 and December 31, 2000 (filed as Exhibit 10.12 to Harken's Annual Report on Form 10-K for fiscal year ended December 31, 2000, File No. 09207, and incorporated by reference herein).

              10.12 Third Amendment to Credit Agreement between Harken
                    Exploration Company, XPLOR Energy, Inc., Harken Energy West Texas, Inc., South Coast Exploration Co., XPLOR Energy SPV-1, Inc., McCulloch Energy, Inc., Harken Gulf Exploration Company, and Bank One, N.A. dated May 11, 2001 (Filed as
                    Exhibit 10.13 to Harken's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-9207, and incorporated herein by reference).

              10.14 Association Contract (Cajaro) dated as of December 2001, but effective as of February 2002, by and between Harken de Colombia, Ltd. and Empresa Colombia de Petroleos. (Filed as
                    Exhibit 10.14 to Harken's Annual Report on Form 10-K for fiscal year ended December 31, 2001, File No. 0-9207, and incorporated herein by reference).

              10.15 Purchase and Sale Agreement dated January 31, 2002 between
                    Republic Resources, Inc. and Harken Energy Corporation. (Filed as Exhibit 10.15 to Harken's Annual Report on Form 10-K for fiscal year ended December 31, 2001, File No. 0-9207, and incorporated by reference herein).

              10.16 Letter from Arthur Andersen LLP pursuant to Item 304(a)(3)
                    of Regulation S-K (Filed as Exhibit 16.1 in Harken's current report on Form 8-K, filed on September 5, 2001, File No. 0-9207, and incorporated by reference herein).

              10.17 Waiver and Fourth Amendment to Credit Agreement between
                    Harken Exploration Company, XPLOR Energy, Inc., Harken Energy West Texas, Inc., XPLOR Energy SPV-1, Inc., Harken Gulf Exploration Company, and Bank One, N.A. dated March 21, 2002. (Filed as Exhibit 10.17 to Harken's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 0-9207, and incorporated herein by reference.)

             *10.18 Loan Agreement dated July 15, 2002 between Harken Energy
                    Corporation and Lyford Investments Enterprises Ltd.

             *10.19 Harken Energy Corporation 7% Senior Convertible Notes Due
                    2007 in the principal sum of $2,025,000 dated June 18, 2002.

             *10.20 Harken Energy Corporation 7% Senior Convertible Notes Due
                    2007 in the principal sum of $2,025,000 dated June 19, 2002.

             *10.21 Harken Energy Corporation 5% Convertible Notes Due 2003
                    between Harken and Benz Energy, Inc. and Texstar Petroleum, Inc. in the principal amounts of $6,803,679.26 and $4,071,320.74 dated December 30, 1999.

               *    Filed herewith

     (b) REPORTS ON FORM 8-K

         None filed.

                            HARKEN ENERGY CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Harken Energy Corporation
                                      -----------------------------------------
                                              (Registrant)



Date:    August 14, 2002              By:         /s/Anna M. Williams
     ----------------------              --------------------------------------
                                      Executive Vice President-Finance and
                                      Chief Financial Officer