Form 10-Q
period 2002-09-30
HARKEN ENERGY CORP
filed 2002-11-15
CIK 313478

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The number of shares of Common Stock, par value $0.01 per share, outstanding as of November 1, 2002 was 24,842,104.


================================================================================

                            HARKEN ENERGY CORPORATION
                            INDEX TO QUARTERLY REPORT
                               September 30, 2002


                                                                           Page

PART I. FINANCIAL INFORMATION

     Item 1. Condensed Financial Statements

             Consolidated Condensed Balance Sheets ........................  4

             Consolidated Condensed Statements of Operations ..............  5

             Consolidated Condensed Statement of Stockholders' Equity .....  6

             Consolidated Condensed Statements of Cash Flows ..............  7

             Notes to Consolidated Condensed Financial Statements .........  8


     Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ............................... 21

     Item 4. Controls and Procedures ...................................... 38


PART II. OTHER INFORMATION ................................................ 39

     Item 1. Legal Proceedings ............................................ 39

     Item 2. Changes in Securities and Use of Proceeds .................... 40

     Item 6. Exhibits and Reports on Form 8-K ............................. 42

SIGNATURES ................................................................ 46

                         PART I - FINANCIAL INFORMATION

                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                  December 31,    September 30,
                                                                                      2001            2002
                                                                                 -------------    -------------

    Assets

Current Assets:
   Cash and temporary investments                                                $   8,523,000    $   7,669,000
   Restricted cash                                                                     944,000             --
   Accounts receivable, net                                                          3,248,000        4,411,000
   Related party notes receivable                                                      169,000          105,000
   Prepaid expenses and other current assets                                         1,361,000        1,109,000
                                                                                 -------------    -------------
        Total Current Assets                                                        14,245,000       13,294,000

Property and Equipment, net                                                         78,335,000       71,842,000

Other Assets, net                                                                    3,226,000        3,351,000
                                                                                 -------------    -------------
                                                                                 $  95,806,000    $  88,487,000
                                                                                 =============    =============

     Liabilities and Stockholders' Equity

Current Liabilities:
   Trade payables                                                                $   2,664,000    $   1,493,000
   Accrued liabilities and other                                                     6,197,000        4,261,000
   Revenues and royalties payable                                                    2,006,000        1,693,000
   Bank credit facilities                                                                 --          6,287,000
   Convertible notes payable                                                              --         33,100,000
                                                                                 -------------    -------------
        Total Current Liabilities                                                   10,867,000       46,834,000

Convertible Notes Payable                                                           51,388,000       12,525,000

Bank Credit Facilities                                                               7,937,000             --

Investor Term Loan                                                                        --          5,000,000

Accrued Preferred Stock Dividends                                                    3,942,000        6,395,000

Other Long-Term Obligations                                                          5,458,000        5,414,000

Commitments and Contingencies (Note 11)

Minority Interest in Consolidated Subsidiary                                              --          1,915,000

Stockholders' Equity:
   Series G1 Preferred Stock, $1.00 par value; $100 liquidation value; 700,000
     shares authorized; 446,417 and 404,105 shares outstanding, respectively           446,000          404,000
   Series G2 Preferred Stock, $1.00 par value; $100 liquidation value; 400,000
     shares authorized; 95,300 and 93,150 shares outstanding, respectively              95,000           93,000
   Common stock, $0.01 par value; 225,000,000 shares authorized;
     18,713,038 and 25,447,804 shares issued, respectively                             187,000          254,000
   Additional paid-in capital                                                      385,710,000      388,780,000
   Accumulated deficit                                                            (369,087,000)    (377,371,000)
   Accumulated other comprehensive income                                              296,000         (315,000)
   Treasury stock, at cost, 542,900 and 562,400 shares held, respectively           (1,433,000)      (1,441,000)
                                                                                 -------------    -------------
          Total Stockholders' Equity                                                16,214,000       10,404,000
                                                                                 -------------    -------------
                                                                                 $  95,806,000    $  88,487,000
                                                                                 =============    =============

           The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended             Nine Months Ended
                                                                  September 30,                  September 30,
                                                          ----------------------------    ----------------------------
                                                              2001            2002            2001            2002
                                                          ------------    ------------    ------------    ------------
Revenues:
  Oil and gas operations                                  $  6,296,000    $  6,086,000    $ 26,003,000    $ 19,028,000
  Interest and other income                                    136,000         378,000         603,000         640,000
                                                          ------------    ------------    ------------    ------------
                                                             6,432,000       6,464,000      26,606,000      19,668,000
                                                          ------------    ------------    ------------    ------------

Costs and Expenses:
  Oil and gas operating expenses                             2,967,000       1,855,000       9,548,000       6,568,000
  General and administrative expenses, net                   2,037,000       2,702,000       7,409,000       7,564,000
  Depreciation and amortization                              3,425,000       2,640,000      11,508,000       9,271,000

  Litigation and contingent liability settlements, net            --              --              --         1,168,000

  Interest expense and other, net                              899,000       1,807,000       3,597,000       3,732,000
                                                          ------------    ------------    ------------    ------------
                                                             9,328,000       9,004,000      32,062,000      28,303,000
                                                          ------------    ------------    ------------    ------------

      Loss before income taxes                              (2,896,000)     (2,540,000)     (5,456,000)     (8,635,000)

Income tax expense                                             (34,000)        (75,000)        (64,000)       (255,000)
                                                          ------------    ------------    ------------    ------------
      Loss before extraordinary items and minority
       interest                                             (2,930,000)     (2,615,000)     (5,520,000)     (8,890,000)

Minority interest in loss of subsidiary                           --            39,000            --            68,000
                                                          ------------    ------------    ------------    ------------

  Loss before extraordinary item                          $ (2,930,000)   $ (2,576,000)   $ (5,520,000)   $ (8,822,000)

Extraordinary item-gains on repurchase/exchange of
  Convertible Notes                                          1,722,000       3,315,000       2,975,000       3,655,000
                                                          ------------    ------------    ------------    ------------
      Net income (loss)                                   $ (1,208,000)   $    739,000    $ (2,545,000)   $ (5,167,000)
                                                          ============    ============    ============    ============
Preferred stock dividends                                   (1,135,000)     (1,002,000)     (2,084,000)     (3,117,000)
                                                          ------------    ------------    ------------    ------------
      Net loss attributed to common stock                 $ (2,343,000)   $   (263,000)   $ (4,629,000)   $ (8,284,000)
                                                          ============    ============    ============    ============
Basic and diluted loss per common share:

  Loss before extraordinary items                         $      (0.22)   $      (0.16)   $      (0.42)   $      (0.58)

  Extraordinary item-gains on repurchase/exchange of
    Convertible Notes                                             0.09            0.15            0.16            0.18
                                                          ------------    ------------    ------------    ------------
Loss per common share                                     $      (0.13)   $      (0.01)   $      (0.26)   $      (0.40)
                                                          ============    ============    ============    ============
Weighted average shares outstanding                         18,118,344      22,835,940      18,034,555      20,696,314
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

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                              Additional
                                      G1 Preferred  G2 Preferred    Common      Paid-In
                                         Stock          Stock       Stock       Capital
                                      ------------  ------------  ------------------------
Balance, December 31, 2001            $    446,000  $     95,000  $ 187,000  $385,710,000

 Issuance of common stock                       --            --     27,000     2,670,000
 Redemption of convertible note                 --            --     20,000     1,091,000
 Exchange of preferred stock               (17,000)           --         --       (45,000)
 Conversions of preferred stock            (24,000)       (2,000)     3,000       510,000
 Repurchase of treasury stock               (1,000)           --         --        (8,000)
 Rights offering costs                          --            --     17,000       583,000
 Preferred stock dividends                      --            --         --            --
 Issuance of stock of subsidiary                --            --         --    (1,731,000)
 Comprehensive income:
   Net change in derivative fair value          --            --         --            --
   Reclassification of derivative
    fair value into earnings                    --            --         --            --
   Net loss                                     --            --         --            --
     Total comprehensive income (loss)
                                      ------------  ------------  ---------  -------------
Balance,  September 30, 2002          $    404,000  $     93,000  $ 254,000  $388,780,000
                                      ============  ============  =========  =============

                                                                    Accumulated
                                                                       Other
                                         Treasury    Accumulated   Comprehensive
                                          Stock        Deficit     Income (Loss)    Total
                                      -------------------------------------------------------
Balance, December 31, 2001             $(1,433,000) $(369,087,000) $     296,000  $16,214,000

 Issuance of common stock                       --             --             --    2,697,000
 Redemption of convertible note                 --             --             --    1,111,000
 Exchange of preferred stock                    --             --             --      (62,000)
 Conversions of preferred stock                 --             --             --      487,000
 Repurchase of treasury stock               (8,000)            --             --      (17,000)
 Rights offering costs                          --             --             --      600,000
 Preferred stock dividends                      --     (3,117,000)            --   (3,117,000)
 Issuance of stock of subsidiary                --             --             --   (1,731,000)
 Comprehensive income:
   Net change in derivative fair value          --             --       (521,000)
   Reclassification of derivative
    fair value into earnings                    --             --        (90,000)
   Net loss                                     --     (5,167,000)            --
     Total comprehensive income (loss)                                             (5,778,000)
                                      ------------  -------------  -------------  -----------
Balance,  September 30, 2002           $(1,441,000) $(377,371,000) $    (315,000) $10,404,000
                                      ============  =============  =============  ===========


      The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                 ----------------------------
                                                                                    2001                 2002
                                                                                 ------------    ------------
Cash flows from operating activities:
   Net loss                                                                      $ (2,545,000)   $ (5,167,000)
     Adjustment to reconcile net loss to net cash
       provided (used) by operating activities:
     Depreciation and amortization                                                 11,508,000       9,271,000
     Amortization of issuance costs and other                                         966,000         613,000
     Minority interest                                                                   --           (68,000)
     Litigation and contingent liability settlements, net                                --         1,168,000
     Extraordinary items                                                           (2,975,000)     (3,655,000)
     Standby purchase agreement costs                                                    --           300,000
     Other                                                                            441,000         127,000
   Change in assets and liabilities:
     (Increase) decrease in accounts receivable                                        46,000      (1,697,000)
     Decrease in trade payables and other                                          (1,466,000)     (2,989,000)
                                                                                 ------------    ------------
        Net cash provided by (used in) operating activities                         5,975,000      (2,097,000)
                                                                                 ------------    ------------

Cash flows from investing activities:
   Proceeds from sales of assets                                                   13,336,000       2,658,000
   Deconsolidation of subsidiary                                                     (668,000)           --
   Capital expenditures, net                                                      (25,133,000)     (3,646,000)
                                                                                 ------------    ------------
        Net cash used in investing activities                                     (12,465,000)       (988,000)
                                                                                 ------------    ------------

Cash flows from financing activities:
   Repayments of debt obligations                                                    (207,000)     (5,937,000)
   Proceeds from issuance of long-term debt, net of issuance costs                       --         4,895,000
   Proceeds from issuances of subsidiary common stock, net of issuance costs             --           915,000
   Collection of note receivable                                                      140,000            --
   Treasury shares purchased                                                         (825,000)        (17,000)
   Proceeds from issuances of European Notes, net of issuance costs                      --         2,375,000
                                                                                 ------------    ------------
        Net cash (used in) provided by financing activities                          (892,000)      2,231,000
                                                                                 ------------    ------------
Net decrease in cash and temporary investments                                     (7,382,000)       (854,000)
Cash and temporary investments at beginning of period                              19,763,000       8,523,000
                                                                                 ------------    ------------
Cash and temporary investments at end of period                                  $ 12,381,000    $  7,669,000
                                                                                 ============    ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                    $  2,280,000    $  1,689,000
     Income taxes                                                                        --           381,000

     The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           September 30, 2001 and 2002
                                   (Unaudited)

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Harken Energy Corporation ("Harken") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations, although Harken believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Harken, these financial statements contain all normal recurring adjustments necessary to present fairly its financial position as of December 31, 2001 and September 30, 2002 and the results of its operations and changes in its cash flows for all periods presented as of September 30, 2001 and 2002. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Harken's Annual Report on Form 10-K for the year ended December 31, 2001. Certain prior year amounts have been reclassified to conform with the 2002 presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Management has begun a series of transactions to repurchase, refinance and redeem certain convertible notes, which mature in 2003. See Note 7 - Convertible Notes Payable, for further discussion. If this process is not successful, there could be a material adverse effect to Harken. In addition, Harken's bank credit facility, which is scheduled to terminate in August 2003, requires Harken and certain of its subsidiaries to maintain certain financial covenant ratios and requirements, as calculated on a quarterly basis. If Harken, or certain of its subsidiaries are not in compliance with their bank financial covenant ratios or requirements in the future and are unable to obtain a waiver or amendment to the facility requirements, the credit facility would be in default and callable by the bank. In addition, due to cross-default provisions in Harken's convertible note agreements, a majority of Harken's debt obligations would become due in full if any debt is in default. See Note 5--Bank Credit Facility Obligation, for further discussion.

     The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

     Comprehensive Loss - Comprehensive loss includes changes in stockholders' equity during the periods that do not result from transactions with stockholders. Harken's total comprehensive loss is as follows:

                                                     Nine Months Ended
                                                       September 30,
                                                 ------------------------
                                                   2001          2002
                                                 ----------    ----------
                                                     (in thousands)
Net loss                                          $(2,545)      $(5,167)
Change in fair value of derivative                  1,391          (521)
Reclassification of derivative fair value
   into earnings                                    1,634           (90)
Cumulative effect of change in
   accounting principle                            (3,025)           -
                                                 ----------    ----------
Total comprehensive loss                          $(2,545)      $(5,778)
                                                 ==========    ==========

(2) ACQUISITIONS AND DISPOSITIONS

     Sales of Certain Producing Interests -During 2001, certain wholly-owned subsidiaries of Harken sold certain interests in oil and gas producing properties located in Texas, Arkansas, New Mexico and Louisiana for approximately $13,090,000 in cash, which was used in part to support Harken's exploration and development activities. During the first six months of 2002, wholly-owned subsidiaries of Harken sold interests in oil and gas producing properties located in Texas for approximately $2,524,000. During the third quarter of 2002, a wholly-owned subsidiary of Harken sold additional oil and gas mineral interests for approximately $50,000.

     Acquisition of Republic Properties - On January 30, 2002, a wholly-owned subsidiary of Harken signed an agreement to acquire certain property interests (the "Republic Properties") from Republic Resources, Inc. ("Republic"). This acquisition was closed on April 4, 2002 following approval by Republic stockholders and debenture holders. The Republic Properties consist of interests in 16 oil and gas wells in 9 fields plus interests in additional prospect acreage located in southern Louisiana and the Texas Gulf Coast region. The Republic Properties were acquired by Harken in exchange for 2,645,500 shares of Harken common stock, plus 79,365 shares issued as a transaction fee in this acquisition. In addition, the Purchase and Sale Agreement also provides for contingent additional consideration of cash or additional shares of Harken common stock, or any combination of the two as Harken may decide, to be paid within 45 days after December 31, 2003, based on a defined calculation to measure the appreciation, if any, of the reserve value of the Republic Properties. Since Harken acquired only the oil and gas properties from Republic, the entire purchase price was allocated to the domestic full cost pool.

(3) PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:

                                                         December 31,           September 30,
                                                            2001                    2002
                                                     --------------------    ------------------
Unevaluated oil and gas properties:

     Unevaluated Colombian properties                  $    68,000              $   104,000
     Unevaluated Peru properties                           635,000                  839,000
     Unevaluated Panama properties                         166,000                  340,000
     Unevaluated domestic properties                     2,603,000                2,515,000

Evaluated oil and gas properties:

     Evaluated Colombian properties                    182,945,000              183,844,000
     Evaluated domestic properties                     154,495,000              155,933,000
Facilities and other property                           25,000,000               25,096,000
Less accumulated depreciation and
     amortization                                     (287,577,000)            (296,829,000)
                                                     ---------------         ----------------
                                                      $ 78,335,000             $ 71,842,000
                                                     ===============         ================

(4) MIDDLE AMERICAN OPERATIONS

     Harken's Middle American operations are conducted through its ownership in Global Energy Development PLC ("Global," a public limited company registered in England and Wales under the Companies Act (1985) of the United Kingdom). Global's ordinary shares are admitted for trading on the Alternative Investment Market of the London Stock Exchange. Effective March 25, 2002, Harken's ownership in Global decreased from 100% to 92.77% when Global sold 7.23% of its shares to 22 investors. The placement to these investors consisted of 2,021,902 shares at a cost of approximately $0.70 per share, of which less than 1% was purchased, at the offering price, by certain officers, directors and employees of Harken and Global and a family member, in exchange for approximately $1,425,000 in cash. Global is seeking additional financing and may effect acquisitions using shares of its newly listed ordinary shares. In addition, Harken may elect to sell or otherwise dispose of additional shares of Global owned by Harken, for cash or otherwise. The issuance of shares by Global has been accounted for by Harken within stockholders' equity, by reducing additional paid-in capital by $1,985,000 related to the corresponding minority interest and offsetting proceeds of approximately $1,435,000 received from transaction costs of $1,181,000, of which $520,000 were incurred in 2002.

     Colombian Operations - Global's Colombian operations are conducted through Harken de Colombia, Ltd., a wholly-owned subsidiary of Global, which held four exclusive Colombian Association Contracts with Empresa Colombiana de Petroleos ("Ecopetrol") as of September 30, 2002. Terms of each of the Association Contracts commit Global to perform certain activities, such as the drilling of wells, in accordance with a prescribed timetable. As of November 14, 2002, Global was in compliance with the requirements of each of the Association Contracts. In the third quarter of 2002, Global recognized $347,000 as interest and other income and $200,000 as a reduction to operating expense related to pipeline tariff reimbursements for prior and current year.

     Costa Rica Operations - Global's Costa Rican operations have been conducted through Harken Costa Rica Holdings LLC ("HCRH", a Nevada limited liability company) that is owned 40% by a wholly-owned subsidiary of Global and 60% by an affiliate of MKJ Xploration, Inc. ("MKJ"). MKJ is the operator of this Costa Rica project.

     In March 2002, the Costa Rica environmental agency SETENA denied its approval of the requested environmental permit related to HCRH's Costa Rica contract. HCRH has filed an appeal related to this ruling by SETENA. In January 2002, the Costa Rica Constitutional Court rendered a published opinion in a suit that had been filed against another oil and gas operator and the Costa Rican Ministry of Environment and Energy ("MINAE") by certain environmental groups. In its opinion in this case, the Constitutional Court of Costa Rica found, among other issues, that SETENA did not have the current authority to grant environmental permits. In addition, proposed legislation pending in the Costa Rica legislature seeks to abolish the Costa Rica government's rights to grant hydrocarbon exploration contracts. These significant adverse developments resulted in Harken fully impairing its approximately $8.8 million investment in the Costa Rica project in its Consolidated Balance Sheet as of December 31, 2001. Consistent with the Costa Rica Constitutional Court decision discussed above, even though it did not directly involve HCRH or the Moin #2 well, as well as the pending legislation described above, HCRH's initial appeal to SETENA for reconsideration of its denial of the requested permit was rejected. Denial of HCRH's appeal and recent political developments in Costa Rica, in the opinion of Harken and Global, severely limit the opportunity for future oil and gas exploration in Costa Rica. Following denial of its appeal, HCRH initiated discussions with the Costa Rica government to address HCRH's rights under the concession contract.

     Peru Operations - In April 2001, a wholly-owned subsidiary of Global signed a Technical Evaluation Agreement ("Peru TEA") with PeruPetro, the national oil company of Peru. The Peru TEA covers approximately 6.8 million gross acres in northeastern Peru and extends through April 2003. Under the terms of the Peru TEA, Global has the option to convert the Peru TEA to a seven year exploration contract, with a twenty-two year production period. Terms of the Peru TEA allow Global to conduct a study of the area that will include the reprocessing of seismic data and evaluation of previous well data. Prior to converting the Peru TEA to an exploratory contract, Global is seeking to obtain a joint venture partner to participate. Global may seek to extend the term of the Peru TEA, if necessary, in order to finalize a possible joint venture arrangement.

     Panama Operations - In September 2001, a wholly-owned subsidiary of Global signed a Technical Evaluation Agreement ("Panama TEA") with the Ministry of Commerce and Industry for the Republic of Panama. The Panama TEA covers approximately 2.7 million gross acres divided into three blocks in and offshore Panama. Under the terms of the Panama TEA, which extends through September 2003, Global is to perform certain work program procedures and studies to be submitted to the Panamanian government, and has an option to negotiate and enter into one or more Contracts for the Exploration and Exploitation of Hydrocarbons with the Ministry of Commerce and Industry. Prior to converting the Panama TEA to an exploratory contract, Global is seeking to obtain a joint venture partner to participate. Global may seek to extend the term of the Panama TEA, if necessary, in order to finalize a possible joint venture arrangement.

(5) BANK CREDIT FACILITY OBLIGATION

     Certain Harken subsidiaries (the "Borrowers") entered into a three year loan facility with Bank One, N.A. ("Bank One") that is secured by substantially all of Harken's domestic oil and gas properties and guaranteed by Harken. The Bank One facility provides borrowings limited by a borrowing base (as defined by the Bank One facility) that was approximately $6,512,000 as of September 30, 2002 and $5,062,000 as of November 14, 2002. The borrowing base is being reduced by $225,000 per month until the borrowing base is redetermined by Bank One on May 1, 2003, in accordance with the facility agreement, as amended. The Bank One facility provides for interest based on LIBOR plus a margin of 2.350% (4.17% as of September 30, 2002), payable at the underlying LIBOR maturities or lender's prime rate, and provides for a commitment fee of 0.375 % on any unused amount. At December 31, 2001 and September 30, 2002, Harken had $7,937,000 and $6,287,000, respectively, outstanding pursuant to the facility. As of November 14, 2002, Harken has reduced the outstanding balance of the facility to $5,062,000.

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

     Harken and the Borrowers received waivers of the current ratio covenant for the quarter ended September 30, 2002 under the Bank One facility. Also, effective November 2002, Harken and the Borrowers received an amendment to the current ratio covenant calculations for future quarters. Harken and the Borrowers are in compliance with all requirements under the Bank One facility, as amended or waived, as of September 30, 2002. Due to the Bank One facility maturity date as of August 2003, the balance of the Bank One facility has been reflected as a current liability as of September 30, 2002.

(6) INVESTOR TERM LOAN

     In July 2002, Harken issued a 10% Term Loan Payable (the "10% Term Loan") in the principal amount of $3,000,000 to Lyford Investments Enterprises Ltd. ("Lyford"), a private investor, in exchange for cash in the principal amount of the Loan. The principal of Lyford, Alan G. Quasha, is a former member of Harken's board of directors and the former Chairman of Harken. Prior to entering into the 10% Term Loan, Mr. Quasha and his affiliates owned no shares of Harken's common stock. However an affiliate of Mr. Quasha purchased shares in Harken's subsidiary, Global, during that subsidiary's March 2002 offering at the offering price. In August 2002, Harken entered into an amendment of the 10% Term Loan and issued an additional principal amount of $2,000,000 of the 10% Term Loan in exchange for cash in the additional principal amount of the loan. The 10% Term Loan earns interest at 10% per annum with interest payable quarterly through maturity, beginning in December 2002. The 10% Term Loan is unsecured and the principal balances mature July 15, 2005 and August 27, 2005. The 10% Term Loan may be prepaid at any time without penalty and is subject to a mandatory prepayment (i) in whole or in part from up to 60% of the proceeds derived from the sale by Harken of its common stock for cash, and (ii) in whole if certain changes occur in the composition of Harken's board of directors or if an event of default occurs under the 10% Term Loan, as defined. The 10% Term Loan also provides that in the event of a default that is not subsequently cured by Harken, the investor may elect to release the amounts due under the 10% Term Loan in exchange for purchasing an amount of shares of Global common stock determined by dividing such amounts due by a price which is the lesser of 25 pence or 70% of the closing bid price of Global shares on the Alternative Investment Market of the London Stock Exchange.

     As additional consideration for the 10% Term Loan, as amended, Harken agreed to issue to Lyford warrants to purchase up to a total of 7.0 million shares of Global ordinary shares owned by Harken, at a price of 50 pence per share. These warrants constitute approximately 27% of Harken's holdings of Global shares. At November 14, 2002, the market price of Global ordinary shares on the Alternative Investment Market of the London Stock Exchange was 50 pence per share. The warrants will expire on October 13, 2005, 90 days after the scheduled maturity date of the 10% Term Loan, however, if the maturity of the 10% Term Loan occurs as the result of an event of default, then the warrants will expire on October 13, 2008. Harken has accounted for the warrants to purchase up to 7.0 million shares of Global shares owned by Harken as a derivative in accordance with Financial Accounting Standard #133, "Accounting for Derivatives," and accordingly has reflected the fair value of the warrants as a liability in the accompanying consolidated condensed balance sheet. Such liability shall be reflected in future periods at the fair value of the derivative, based on the underlying market price of Global common stock, and the corresponding gain or loss related to the change in derivative fair value will be reflected in earnings.

(7) CONVERTIBLE NOTES PAYABLE

     A summary of convertible notes payable is as follows:


                             December 31,    September 30,
                                2001              2002
                           -------------    -------------
 5% European Notes         $  40,980,000    $  33,100,000
 7% European Notes                    -         7,014,000
 Benz Convertible Notes       10,408,000        5,511,000
                              51,388,000       45,625,000
                           -------------    -------------
 Less: Current portion                -        33,100,000
                           -------------    -------------
                           $  51,388,000    $  12,525,000
                           =============    =============


     See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Convertible Note Commitments and Proposed Capital Restructuring."

     Although Harken management is actively pursuing negotiated transactions to restructure the 5% European Notes and the Benz Convertible Notes (collectively referred to as the "5% Notes"), no assurance can be given that Harken will be able to redeem them for cash pursuant to their terms or repurchase them for cash and/or other securities or property. In this event, Harken presently intends to satisfy its obligations under the 5% Notes by redeeming them in exchange for Harken common stock. Under the terms of the 5% Notes, if Harken elected to redeem the 5% Notes for shares of its common stock, each note would be converted into a number of shares of Harken common stock equal to 115% of the principal amount of the note to be redeemed, plus accrued and unpaid interest thereon to the date of redemption, divided by the average market price of the stock over the 30 calendar days immediately preceding the date of the notice of redemption.

     The redemption of 5% European Notes by converting them into common stock could result in substantial dilution of the existing Harken common stock. In addition, the number of new shares to be issued could result in a change of control of Harken. For example, if notes had been converted on November 14, 2002, with an estimated conversion price of $0.20, for every $1,000,000 of 5% European Notes converted at this price, Harken would have been required to issue to the noteholders approximately 5.75 million shares of common stock. If all of the 5% European Notes had been converted at this price on November 14, 2002, the noteholders would have received an aggregate of approximately 166.9 million shares of common stock and, collectively, would control over 87% of Harken's common stock. The number of shares that might be issued in this regard will vary significantly depending upon the average market price of Harken's common stock over the 30 days preceding the redemption notice, and the amount of 5% European Notes to be redeemed.

     In connection with the issuance of Harken common stock to redeem up to $20 million of the 5% European Notes, Harken intends to request stockholder approval in accordance with guidelines of the American Stock Exchange that apply to transactions involving the potential issuance below market value of at least 20% of a company's outstanding shares. If Harken has over $20 million of the 5% European Notes outstanding, the redemption of the remaining principal balance could likewise require stockholder approval. There is no assurance that Harken will obtain such stockholder approvals. If stockholder approvals are required under the American Stock Exchange guidelines and are not obtained, Harken could apply for an exemption from the stockholder approvals requirement or be subject to delisting of its common stock if it issued the shares without stockholder approval. The potential delisting of Harken common stock could adversely affect Harken's ability to raise capital in the future by issuing common stock or securities convertible into common stock. If Harken's common stock is delisted from the American Stock Exchange for any reason and Harken is deemed not to have used its "best efforts" to maintain such listing, Harken would be in default under its 5% European Notes and, as a result of cross-default provisions, its other debt obligations.

     In addition, if Harken's stock price were to decline significantly, Harken's ability to convert a substantial amount of the 5% Notes into common stock could be limited by the number of authorized but unissued shares of Harken common stock. If there were an insufficient number of shares of common stock to redeem all of the then-outstanding 5% Notes, Harken would have to obtain stockholder approval to increase its authorized common stock before it could redeem all such 5% Notes into common stock. Absent such stockholder approval, Harken would have to otherwise restructure the then-outstanding 5% Notes, or pay such 5% Notes at maturity. There can be no assurance that, in such an event, Harken would be successful in restructuring its obligations under the then-outstanding 5% Notes, or would have available sufficient funds to pay such 5% Notes, in cash, upon maturity. In addition, due to cross-default provisions in Harken's 5% and 7% European Note agreements and the Benz Convertible Note agreements, a majority of Harken's debt obligations would become due in full if any debt is in default.

     5% European Notes -- On May 26, 1998, Harken issued a total of $85 million of its 5% Senior Convertible Notes due 2003 (the "5% European Notes"), which mature on May 26, 2003. Since July 1, 2002 and as of November 14, 2002, Harken has repurchased approximately $11 million in principal amount of the 5% European Notes for cash and/or in exchange for its 7% Senior Convertible Notes (the "7% European Notes"), the terms of which are described below. Since issuance, Harken has repurchased or exchanged to date an aggregate of approximately $55,970,000 principal amount of the 5% European Notes. As of November 14, 2002, the outstanding principal balance of 5% European Notes was approximately $29,030,000.

     Interest incurred on the 5% European Notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are redeemed, converted or purchased by Harken prior to their maturity. The 5% European Notes may be redeemed for cash, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002, Harken may redeem up to 50% of the 5% European Notes then outstanding in exchange for shares of Harken common stock. At maturity, on May 26, 2003, Harken may similarly redeem all remaining outstanding 5% European Notes for shares of Harken common stock. If Harken elects to redeem the 5% European Notes for shares of its common stock, each note will be redeemed for a number of shares of Harken common stock equal to 115% of the principal amount of the note to be redeemed, plus accrued and unpaid interest thereon to the date of redemption, divided by the average market price of the stock over the 30 calendar days immediately preceding the date of the notice of redemption.

     During the nine months ended September 30, 2002, Harken repurchased $2,120,000 in principal amount of the 5% European Notes from certain holders thereof in exchange for approximately $1,347,000 in cash only, plus transaction costs. Associated with these repurchases for cash only, Harken has reflected an extraordinary item gain of $767,000 from the cash purchase of outstanding 5% European Notes in the accompanying consolidated condensed statements of operations. In addition, Harken exchanged an aggregate of $2,850,000 principal amount of the 5% European Notes for $1,152,000 principal amount of Harken's 7% European Notes and $1,301,000 in cash paid by Harken and recognized an extraordinary item gain of $123,000 related to these transactions. Also during the third quarter 2002, Harken exchanged an aggregate $2,910,000 principal amount of the 5% European Notes for $2,210,000 principal amount of Harken's 7% European Notes and $455,000 in cash paid by Harken. No extraordinary item gain or loss was recognized in this transaction pursuant to EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments." Accordingly, the initial carrying value of the newly-issued 7% European Notes is equal to the carrying value of the exchanged 5% European Notes net of the $455,000 cash paid by Harken. Such initial carrying value of the 7% European Notes will be accreted to the full cash flow amount due under the 7% European Notes over the term of such notes. In October 2002, Harken also exchanged a total of $4,070,000 principal amount of 5% European Notes for $4,070,000 principal amount of 7% European Notes.

     7% European Notes --- On June 18, 2002, Harken issued to certain holders of Harken's securities $2,025,000 principal amount of its 7% Senior Convertible Notes Due 2007 (the "7% European Notes") in exchange for approximately $1,025,000 in cash and 10,000 shares of Harken's Series G1 Preferred Stock owned by such holders. On June 19, 2002, Harken issued to certain holders of Harken's securities an additional $2,025,000 principal amount of the 7% European Notes in exchange for approximately $1,725,000 in cash and 3,000 shares of Harken's Series G1 Preferred Stock owned by such holders. In August 2002, Harken issued an additional total of $3,362,000 principal amount of the 7% European Notes in connection with the exchange transactions involving certain of the 5% European Notes described in the preceding paragraph. In October 2002, Harken issued an additional $4,070,000 principal amount of the 7% European Notes in exchange for $4,070,000 principal amount of the 5% European Notes.

     The 7% European Notes mature on March 31, 2007 and rank equal to the 5% European Notes. Interest incurred on the 7% European Notes is payable semi-annually in March and September of each year to maturity or until the 7% European Notes are redeemed, converted or purchased by Harken prior to their maturity. Upon the registration of the underlying Harken common stock issuable upon conversion, the 7% European Notes are convertible into shares of Harken common stock at an initial conversion price of $0.50 per share, subject to adjustment in certain circumstances (the "7% European Note Conversion Price"). The 7% European Notes are also convertible by Harken into shares of Harken common stock if, for any period of thirty consecutive days commencing upon registration of the underlying conversion shares, the average of the closing prices of Harken common stock for each trading day during such thirty-day period shall have equaled or exceeded 125% of the 7% European Note Conversion Price (or $0.625 per share of Harken common stock).

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

     Benz Convertible Notes --- On December 30, 1999, Harken issued $12,000,000 principal amount of 5% Convertible Notes Due 2003 (the "Benz Convertible Notes") in exchange for certain prospects acquired from Benz Energy, Incorporated ("Benz"). The Benz Convertible Notes originally were to mature on May 26, 2003. In March 2000, the maturity date of certain of the Benz Convertible Notes was extended to November 26, 2003. In July 2002, pursuant to the terms of the Benz Convertible Notes, Harken elected to redeem Benz Convertible Notes with a principal amount of approximately $1,135,000 for 2,000,000 shares of Harken common stock. In August 2002, Harken repurchased approximately $4,071,000 principal amount of Benz Convertible Notes from a holder for $1,231,000 in cash and recognized an extraordinary item gain of approximately $2.8 million on this transaction. Harken has repurchased or redeemed to date approximately $6.3 million principal amount of the Benz Convertible Notes for cash and/or common stock. As of November 14, 2002, the outstanding principal balance of Benz Convertible Notes was approximately $5,669,000 and has a November 26, 2003 maturity date.

     The Benz Convertible Notes bear interest at 5% per annum, payable semi-annually in May and November of each year until maturity or until the Benz Convertible Notes are redeemed, converted or purchased by Harken prior to their maturity. The notes may be redeemed for cash, or shares of Harken common stock, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002, Harken may redeem up to 50% of the Benz Convertible Notes then outstanding in exchange for shares of Harken common stock. At maturity, on November 26, 2003, Harken may similarly redeem all remaining outstanding Benz Convertible Notes for shares of Harken common stock. If Harken elects to redeem the Benz Convertible Notes for shares of its common stock beginning November 26, 2002, each note will be redeemed for a number of shares of Harken common stock equal to 115% of the principal amount of the note to be redeemed, plus accrued and unpaid interest thereon to the date of redemption, divided by the average market price of the stock over the 30 calendar days immediately preceding the date of the notice of redemption.

(8) RELATED PARTY TRANSACTIONS

     During 1997, 1998 and 1999, Harken made secured short-term loans to certain members of Harken's Management, certain of whom also served on the Board of Directors. Such notes receivable are reflected in Harken's Consolidated Condensed Balance Sheets at December 31, 2001 and September 30, 2002 as related party notes receivable. In May 2002, Harken entered into a severance agreement to forgive the repayment of a short-term loan in the principal amount of $64,000 to a member of management related to his resignation as an officer of Harken due to health reasons. Harken reflected the forgiveness as a charge to earnings during the first quarter of 2002.

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

     As of September 30, 2002, Harken holds natural gas zero cost collar contracts consisting of a fixed price floor option of $2.75 per MMBTU and a fixed price cap option of $3.47 per MMBTU, covering 135,000 MMBTUs per month over the period of the contract through December 31, 2002. In addition, Harken also holds zero cost collar contracts consisting of a fixed price floor option of $2.75 per MMBTU and a fixed price cap option of $5.12 per MMBTU, covering 60,000 MMBTUs per month over a period from January 1, 2003 through December 31, 2003. Such natural gas collar contracts are reflected in accrued liabilities at September 30, 2002 with a market value of approximately $326,000.

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

     Risk management policies established by Harken management limit Harken's commodity derivative instrument activities to those commodity derivative instruments which are effective in mitigating certain operating risks, including commodity price risk. In addition to other restrictions, the extent and terms of any derivative instruments are required to be reviewed and approved by executive management of Harken.

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

     Harken's financial information for each of its operating segments is as follows for the periods ended September 30, 2001 and 2002:


                                   Three Months Ended September 30, 2001             Nine Months Ended September 30, 2001
                                --------------------------------------------    --------------------------------------------
                                  North           Middle                          North           Middle
                                 America         America           Total         America          America          Total
                                -----------    -------------    ------------    -----------     ------------    ------------
Operating revenues             $ 4,212,000      $ 2,084,000   $  6,296,000     $19,359,000      $ 6,644,000     $ 26,003,000
Interest and other income           67,000           69,000        136,000         271,000          332,000          603,000
Depreciation and
 amortization                    1,984,000        1,441,000      3,425,000       6,384,000        5,124,000       11,508,000
Interest expense and
 other, net                        579,000          320,000        899,000       2,128,000        1,469,000        3,597,000
Income tax expense                  34,000          -               34,000          64,000               -            64,000
Segment income (loss)
 before extraordinary items     (1,264,000)      (1,666,000)    (2,930,000)        885,000       (6,405,000)      (5,520,000)
Segment income (loss)             (402,000)        (806,000)    (1,208,000)      2,373,000       (4,918,000)      (2,545,000)
Capital expenditures             4,298,000          847,000      5,145,000      10,211,000       10,105,000       20,316,000
Total assets at end of
 period                         94,960,000       41,012,000    135,972,000      94,960,000       41,012,000      135,972,000


                                   Three Months Ended September 30, 2002             Nine Months Ended September 30, 2002
                                --------------------------------------------    --------------------------------------------
                                  North           Middle                          North           Middle
                                 America         America           Total         America          America          Total
                                -----------    -------------    ------------    -----------     ------------    ------------

Operating revenues             $ 3,936,000      $ 2,150,000   $  6,086,000     $12,897,000     $  6,131,000     $ 19,028,000
Interest and other income           23,000          355,000        378,000         202,000          438,000          640,000
Depreciation and
 amortization                    1,612,000        1,028,000      2,640,000       5,895,000        3,376,000        9,271,000
Interest expense and
 other, net                      1,479,000          328,000      1,807,000       3,417,000          315,000        3,732,000
Income tax expense                       -           75,000         75,000          30,000          225,000          255,000
Segment loss before
 extraordinary items            (2,093,000) *      (483,000)    (2,576,000)     (7,144,000) *    (1,678,000)      (8,822,000)
Segment income (loss)            1,222,000         (483,000)       739,000      (3,489,000)      (1,678,000)      (5,167,000)
Capital expenditures               155,000          652,000        807,000       3,451,000        1,432,000        4,883,000
Total assets at end of
 period                         60,789,000       27,698,000     88,487,000      60,789,000       27,698,000       88,487,000


* Includes Litigation and Contingent Liability Settlements, net

(11) COMMITMENTS AND CONTINGENCIES

     Search Acquisition Corp. ("Search Acquisition"), also known as Harken Texas Acquisition Corp., a wholly-owned subsidiary of Harken, was a defendant in a lawsuit filed by Petrochemical Corporation of America and Lorken Investments Corporation (together, "Petrochemical"). This lawsuit arose out of Petrochemical's attempt to enforce a judgment of joint and several liability entered in 1993 against a group of twenty limited partnerships known as the "Odyssey limited partnerships." Petrochemical claimed that Search Exploration, Inc. was liable for payment of the judgment as the successor-in-interest to eight Odyssey limited partnerships. Search Acquisition was the surviving corporation in Harken's 1995 acquisition of Search Exploration, Inc. On February 28, 1996, the court granted Search Acquisition's motion for summary judgment in this case. On July 3, 1998, the Fifth District Court of Appeals for the State of Texas reversed the trial court's summary judgment and remanded the case to the trial court. In December 2001, a jury trial was held in this matter. The jury returned a verdict finding for Petrochemical in the amount of $1.1 million of actual damages and $3 million in punitive damages. In April 2002, the court entered judgment on the verdict rendered by the jury. Search Acquisition then filed a motion for a new trial. In June 2002, Petrochemical filed with the U.S. Bankruptcy Court in Dallas, Texas an involuntary petition in bankruptcy against Search Acquisition, under Chapter 7 of the Bankruptcy Code, and moved for the appointment of an interim trustee. Search Acquisition agreed to the entry of an order for relief under Chapter 7, as well as to the appointment of the interim trustee. These actions resulted in a stay of Search Acquisition's motion of the Court's judgment on the jury verdict totaling $4.1 million. Thereafter, McCulloch Energy, Inc. ("McCulloch"), a wholly-owned subsidiary of Search Acquisition, filed a voluntary petition in bankruptcy under Chapter 7 of the Bankruptcy Code in the U.S. Bankruptcy Court in Houston, Texas. The stay of Search Acquisition's motion and the related bankruptcy filings led to negotiations in bankruptcy and mediation relating to the Petrochemical suit and judgment. As a result of these events, on August 1, 2002, pursuant to a mediated settlement, Petrochemical and the bankruptcy trustees agreed to release their claims against Harken in exchange for a payment of $2 million to be distributed to Petrochemical, and a payment of approximately $189,000 to pay administrative expenses and other creditors of the bankruptcy estates. This amount was fully accrued and charged to expense during the second quarter of 2002. Pursuant to the mediation agreement, Petrochemical elected to receive 100% of the stock of McCulloch in September 2002. McCulloch does not have any contractual arrangements that are material to Harken's operations and has a book and fair value each less than $10,000. The mediation agreement was approved by the Bankruptcy Courts in Dallas and Houston in September 2002. Payment of the mediation settlement was also made in September 2002.

     In September 1997, Harken Exploration Company, a wholly-owned subsidiary of Harken, was served with a lawsuit filed in U.S. District Court for the Northern District of Texas, Amarillo Division, styled D.E. Rice and Karen Rice as Trustees for the Rice Family Living Trust ("Rice") vs. Harken Exploration Company. In the lawsuit, Rice alleged damages resulting from Harken Exploration Company's alleged spills on Rice's property and claimed that the Oil Pollution Act ("OPA") should be applied in this circumstance. Rice alleged that remediation of all of the alleged pollution on its land would cost approximately $40,000,000. In October 1999, the trial court granted Harken's Motion for Summary Judgment that the OPA did not apply and dismissed the Rice claim under it. Rice appealed the trial court's summary judgment to the U.S. Fifth Circuit Court of Appeals. In April 2001, the Fifth Circuit Court of Appeals issued its opinion affirming the trial court's summary judgment in Harken's favor. Based on this affirmation of the summary judgment, in Harken management's opinion, the results of any further appeal will not have a material adverse effect on Harken's financial position. On August 15, 2002, Harken was served with a new suit filed by Rice in state court in Hutchinson County, Texas. In this new state case, Rice continues to seek approximately $40,000,000 in remediation costs and damages. Harken recently filed a motion for partial summary judgment seeking a ruling that remediation costs are not the proper measure of damages and that Rice's property damages, if any, should be measured by the alleged diminution in value of its land. The Court held a hearing on Harken's motion on October 30, 2002, but has not yet issued a ruling. Harken's management believes that the correct measure of damages, if any, is the alleged diminution in value of Rice's land. Therefore, in Harken management's opinion, the results of such additional claim will not have a material adverse effect on Harken's financial position.

     420 Energy Investment, Inc. and ERI Investments, Inc. (collectively "420 Energy") filed a lawsuit against XPLOR Energy, Inc., a wholly-owned subsidiary of Harken, on December 21, 1999 in the New Castle County Court of Chancery of the State of Delaware. 420 Energy alleges that they are entitled to appraisal and payment of the fair value of their common stock in XPLOR as of the date XPLOR merged with Harken. Harken has relied on an indemnity provision in the XPLOR merger agreement to tender the costs of defense in this matter to former stockholders of XPLOR. Although the outcome of this litigation is uncertain, because the former stockholders of XPLOR have accepted indemnification of this claim, Harken believes that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken's financial condition.

     In August 2001, a new lawsuit was filed by New West Resources, Inc., a former XPLOR stockholder, against XPLOR, Harken and other defendants in state court in Dallas, Texas. Harken received service of process in February 2002. New West claims that it lost its $6 million investment in XPLOR as a result of misrepresentations by XPLOR and breach of fiduciary duties by certain XPLOR directors. Harken believes this new suit is an adjunct of the prior appraisal rights claim by 420 Energy. The former stockholders of XPLOR have rejected Harken's request for indemnification of this claim under the XPLOR merger agreement. However, Harken intends to continue to pursue and enforce, through whatever steps are necessary, any indemnification from the third parties. Harken has tendered the defense of this claim to National Union Fire Insurance Company, ("National Union") pursuant to insurance policy coverage held by XPLOR. National Union has accepted defense of this claim subject to a reservation of rights. Based on the petition served on Harken, Harken does not believe the claims asserted against Harken are meritorious. Therefore, in Harken management's opinion, the ultimate outcome of this litigation will not have a material adverse effect on Harken's financial condition.

     Harken has accrued approximately $5,291,000 at September 30, 2002 relating to certain other operational or regulatory liabilities or contingencies related to Harken's domestic operations. Approximately $4,580,000 of this accrued amount relates to total future abandonment costs of $7,750,000 of certain producing properties owned by XPLOR, which will be incurred at the end of the properties' productive life. Harken and its subsidiaries currently are involved in other various lawsuits and contingencies, any of which in management's opinion, will not result in significant loss exposure to Harken.

(12) NEW ACCOUNTING STANDARD

     In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 is required to be adopted by Harken no later than January 1, 2003, and will require major changes in the accounting for asset retirement obligations, such as required decommissioning of oil and gas production platforms, facilities and pipelines. Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period when it is incurred (typically when the asset is installed at the production location). When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related property, plant and equipment. Over time, the liability is accreted for the change in its present value each period, and the initial capitalized cost is depreciated over the useful life of the related asset. Upon adoption of Statement No. 143, Harken will possibly need to adjust its recorded asset retirement obligations to the new requirements using a cumulative-effect approach. All transition amounts are to be measured using Harken's current information, assumptions, and credit-adjusted, risk-free interest rates.

     While the original discount rates used to establish an asset retirement obligation will not change in the future, changes in cost estimates or the timing of expenditures will result in immediate adjustments to the recorded liability, with an offsetting adjustment to property and equipment. Harken is currently assessing and quantifying the potential impact of adopting Statement No. 143. Upon adoption of Statement No. 143, these asset retirement obligations will be required to be recorded, possibly increasing asset retirement liabilities on the balance sheet with an offsetting increase to property and equipment.

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

     Harken believes that it is important to communicate its future expectations to its stockholders. Forward-looking statements reflect the current view of management with regard to future events and are subject to numerous known and unknown risks, uncertainties and other factors that may cause the actual results, performance, timing or achievements of Harken to be materially different from any results, performance, timing or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, the risks described in Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission as well as other risks described in the Quarterly Report. Although Harken believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct or that unforeseen developments will not occur. Harken undertakes no duty to update or revise any forward-looking statements.

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

     Harken's domestic operating segment has completed a period of successful drilling activity over the past two years. Harken has recently temporarily reduced its exploratory drilling activity, however, in order to conserve capital resources to repurchase convertible debt obligations pursuant to a proposed capital restructuring, as described below under "Liquidity and Capital Resources." Harken does, however, intend to continue to pursue domestic oil and gas reserve growth through acquisitions. Harken's ability to make future acquisition transactions may be affected, however, by the market value of Harken common stock. If the price of Harken common stock remains low or decreases, Harken's ability to utilize its stock in acquisition transactions could be negatively affected. Harken also continues to include development operations as part of its capital expenditure plans. In April 2002, Harken, along with a wholly-owned subsidiary, acquired certain producing property interests (the "Republic Properties") in exchange for Harken common stock.

     Harken's Middle American operations are conducted through its ownership of 92.77% of Global Energy Development PLC ("Global,") a public limited company registered in England and Wales under the Companies Act (1985) of the United Kingdom with its ordinary shares admitted for trading on the Alternative Investment Market of the London Stock Exchange. All of the Middle American operating revenues during the first nine months of 2002 have been generated from Global's Colombian operations and have declined from the comparable period last year due to lower commodity prices. Global has substantially reduced operating expenses and capital expenditures in the Middle American segment during 2002.

     As a part of Harken's business strategy, Harken has taken steps to reduce personnel, reduce salaries, increase efficiencies in its production operations, and reduce its long-term debt obligations. The effect of these efforts have been mitigated by increased legal and professional costs associated with Harken's capital restructuring plan.

     Harken reported a net loss for the nine months ended September 30, 2002 of $5,167,000 compared to a net loss of $2,545,000 for the prior year period due primarily to lower commodity prices compared to the prior year. Harken's worldwide oil and gas revenues have decreased 27% during the first nine months of 2002 compared to the prior year period, due to lower commodity prices and decreased domestic production volumes resulting from sales of producing properties during 2001 and 2002 as well as normal production decline. Gross operating profit before depreciation and amortization, general and administrative and interest expenses totaled approximately $12.5 million during the nine months ended September 30, 2002 compared to approximately $16.5 million for the prior year period.

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

     Given the volatility of oil and gas prices, it is reasonably possible that the estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline in the future, even if only for a short period of time, it is possible that impairments of oil and gas properties could occur. In addition, it is reasonably possible that impairments could occur if costs are incurred in excess of any increases in the cost ceiling, revisions to proved oil and gas reserves occur, or if properties are sold for proceeds less than the discounted present value of the related proved oil and gas reserves.

     Colombian operations -- During the nine months ended September 30, 2002, approximately 30% of Harken's consolidated operating revenues were generated from Global's sales to Ecopetrol, the state-owned Colombian oil company. The country of Colombia is currently experiencing heightened security issues which could affect Global's Colombian operations as well as the strength and operations of Ecopetrol. If Ecopetrol experiences significant adverse conditions in its operations, it may not be able to meet its ongoing financial obligations to Global for delivered production or be able to purchase future production under the terms of existing contract provisions. Global's Colombian operations could also be directly affected by guerilla activity or other instances or threats of violence, preventing or interrupting Global from producing, transporting or delivering future production volumes.

     Valuation of accounts receivable -- Harken sells its domestic oil and gas production to a broad and diverse group of industry partners, many of which are major oil and gas companies, and as a whole, do not represent a significant credit risk. In addition, Harken charges certain industry partners, who participate in Harken-operated wells, with their share of drilling costs and operating expenses. In determining a reserve for potential losses in collection of its accounts receivable, Harken considers, among other factors, the current financial condition of its industry partners in light of current industry conditions. In the event of a significant decline in oil and gas prices, many of Harken's industry partners may not be able to meet their ongoing financial obligations to Harken or be able to meet the terms of existing contract provisions.

     Compliance under debt obligation agreements -- Harken's bank credit facility with Bank One, N.A. ("Bank One") requires Harken, as well as certain of its subsidiaries ("Borrowers"), to maintain certain financial covenant ratios and requirements, as calculated on a quarterly basis. In November 2002, Harken and the Borrowers received waivers of the current ratio covenants for the quarter ended September 30, 2002 and an amendment to the current ratio covenant calculations for future quarters. If Harken or the Borrowers are not in compliance with their bank financial covenant ratios or requirements in the future and are unable to obtain a waiver or amendment to the facility requirements, the credit facility would be in default and callable by Bank One. In addition, due to cross-default provisions in Harken's 5% and 7% European Note agreements and the Benz Convertible Note agreement, a majority of Harken's debt obligations would become due in full if any debt is in default. Expectations of continued compliance with financial covenants cannot be assured and Harken's lenders' actions are not controllable by Harken. If Harken's projections of future operating results are not achieved and future waivers or amendments of Harken's covenants under the Bank One credit facility are not received and its debt is placed in default, Harken would experience a material adverse impact on its financial position and results of operations.

     Accounting for commodity derivatives -- Harken holds commodity derivative financial instruments designed to mitigate commodity price risk associated with a portion of its future monthly natural gas production and related cash flows. These commodity derivatives qualify for hedge accounting as discussed in Note 9
- Hedging Activities in the notes to the accompanying Consolidated Condensed Financial Statements contained in Part 1, Item 1. Harken does not participate in speculative commodity derivatives trading. Hedge accounting requires that commodity derivative instruments be designated as hedges and that fluctuations in their market value are effective in mitigating the hedged commodity price risk, and that such effectiveness be documented and monitored. While Harken intends to continue to meet the conditions to qualify for hedge accounting, to the extent hedges are not highly effective, or if the forecasted hedged production does not occur, the changes in the fair value of the commodity derivative instruments are reflected in earnings. During the nine months ended September 30, 2002, the average percentage of Harken's natural gas production hedged was approximately 47%.

                              RESULTS OF OPERATIONS

     The following table presents information regarding Harken's revenues, oil and gas production volumes and extraordinary item gains during the periods included in the accompanying consolidated condensed financial statements:

                                                 Three Months Ended                      Nine Months Ended
                                                   September 30,                            September 30,
                                           -------------------------------         ---------------------------------
                                               2001            2002                     2001             2002
                                           -------------- ----------------         --------------- -----------------
Operating Revenues                                  (unaudited)                                    (unaudited)
------------------
Domestic Exploration and Production
Operations
  Gas sales revenues                       $   2,563,000  $     2,244,000          $   13,863,000  $      7,955,000
     Gas volumes in mcf                          830,000          651,000               2,931,000         2,551,000
     Gas price per mcf                     $        3.09  $          3.45          $         4.73  $           3.12
  Oil sales revenues                       $   1,649,000  $     1,692,000          $    5,496,000  $      4,942,000
     Oil volumes in barrels                       65,000           62,000                 209,000           204,000
     Oil price per barrel                  $       25.37  $         27.29          $        26.30  $          24.23
Colombian Exploration and Production
Operations
  Oil sales revenues                       $   2,084,000  $     2,150,000          $    6,644,000  $      6,131,000
     Oil volumes in barrels                      119,000          114,000                 356,000           381,000
     Oil price per barrel                  $       17.51  $         18.86          $        18.66  $          16.09

Other Revenues
  Interest income                          $     136,000  $        31,000          $      555,000  $         95,000
  Other income                             $           -  $       347,000          $       48,000  $        545,000

Extraordinary item gains                   $   1,722,000  $     3,315,000          $    2,975,000  $      3,655,000


For the quarter ended September 30, 2002 compared with the corresponding prior period.

North American Operations

     Domestic gross oil and gas revenues during the third quarter of 2002 relate to the operations in the onshore and offshore areas of the Texas and Louisiana Gulf Coast and the Western and Panhandle regions of Texas. Beginning April 2002, Harken's domestic operations include the Republic Properties, which were acquired effective April 4, 2002 and consist of interests in 16 oil and gas wells in 9 fields plus interests in additional prospect acreage located in southern Louisiana and the Texas Gulf Coast region. During 2001, certain wholly-owned subsidiaries of Harken sold certain interests in oil and gas producing properties located in Texas, Arkansas, Louisiana and New Mexico for approximately $13.1 million in cash. During the first six months of 2002, another wholly-owned subsidiary of Harken sold interests in oil and gas producing properties located in Texas for approximately $2,524,000. During the third quarter of 2002, a wholly-owned subsidiary of Harken sold oil and gas mineral interests for approximately $50,000.

     Domestic gas revenues decreased 12% to $2,244,000 for the three months ended September 30, 2002 compared to $2,563,000 for the prior year period due to reduced production volumes during the third quarter of 2002, despite the acquisition of the Republic Properties, as a result of sales of domestic producing properties during 2001 and 2002. Partially offsetting the decreased volumes, was an increase in the overall average price to $3.45 per mcf of gas during the third quarter of 2002 compared to $3.09 per mcf received during the third quarter of 2001.

     Domestic oil revenues increased 3% to $1,692,000 during the third quarter of 2002 compared to $1,649,000 during the third quarter of 2001 due to increased oil prices. Harken's oil price per barrel averaged $27.29 during the current year quarter compared to $25.37 during the comparable period last year.

     Domestic oil and gas operating expenses consist of lease operating expenses and a number of production and reserve based taxes. Domestic oil and gas operating expenses decreased 40% to $1,359,000 during the third quarter of 2002 compared to $2,257,000 during the prior year period primarily due to the above-mentioned sales of properties. Oil and gas operating expenses also decreased, as a percentage of related oil and gas revenues, due primarily to the increase in oil and gas prices during the third quarter of 2002 compared to the prior year period. Oil and gas operating expenses decreased per unit of production due to increased efficiencies.

     Harken expects that oil and gas production volumes generated as a result of drilling activities in late 2001 and continuing workover activities together with the acquisition of the Republic Properties discussed above could help to partially mitigate the production decreases resulting from the sales of producing properties discussed above. Harken's oil and gas production volumes could continue to decrease if Harken sells additional producing properties. Harken continues to pursue opportunities to acquire additional producing properties, which would increase domestic production. Harken's oil and gas revenues are highly dependent upon product prices, which Harken is unable to predict.

Middle American Operations

     Middle American gross revenues during the third quarter of 2002 relate to Global's oil operations in Colombia. During the third quarter of 2001 and 2002, Global's Colombian operating revenues consisted of production primarily from its Bolivar and Alcaravan Association Contract areas. Global's Colombian oil revenues increased 3% from $2,084,000 during the third quarter of 2001 to $2,150,000 during the third quarter of 2002 due to increased oil prices, which averaged $18.86 per barrel during the current year quarter compared to $17.51 per barrel during the prior year quarter. Production volumes decreased slightly compared to the prior year quarter. Global's production volumes during the remainder of 2002 will continue to remain dependent on existing well production and pumping efficiency.

     Middle American operating expenses decreased 30% from $710,000 during the third quarter of 2001 to $496,000 for the third quarter of 2002, as Global has successfully reduced field contract labor, equipment rental and pipeline tariff reimbursements which reduced operating expenses related to its producing fields in Colombia.

Interest and Other Income

     Interest and other income increased 178% during the third quarter of 2002 compared to the prior year period due to the recognition of other income during the third quarter of 2002 related to a refund during the quarter of Colombian pipeline tariffs charged to Global in prior periods. Such other income was partially offset by a 77% decrease in interest income over the same periods. Harken generated approximately $136,000 of interest income during the third quarter of 2001, compared to approximately $31,000 of interest income during the third quarter of 2002, due primarily to decreased cash balances.

Other Costs and Expenses

     General and administrative expenses increased 33% during the third quarter of 2002 compared to the third quarter of 2001, despite the personnel and salary reductions taken in prior quarters, primarily due to the reimbursement during the prior year period of approximately $740,000 of certain litigation expenses pursuant to Harken's insurance coverage related to such litigation.

     Depreciation and amortization expense decreased 23% during the third quarter of 2002 compared to the prior year period primarily due to decreased production volumes during the quarter as a result of Harken's sales of certain domestic producing properties. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

     Interest expense and other increased 101% during the third quarter of 2002 compared to the prior year period primarily due to the expensing of approximately $374,000 related to the non-refundable portion of the September 2002 standby commitment fee shares issued to Lyford Investment Enterprises Ltd. ("Lyford") in connection with a proposed rights offering. See further discussion below of the proposed right offering. In addition, Harken recorded a charge of $295,000 related to Colombian war taxes recorded during the current year quarter by Global.

Extraordinary Item

     During the third quarter of 2002, Harken repurchased or exchanged certain of its 5% European Notes for cash and/or 7% European Notes. During the quarter, Harken recorded an extraordinary item gain of $550,000 relating to the acquisition of $6,880,000 principal amount of 5% European Notes. Harken also repurchased $4,071,000 principal amount of Benz Convertible Notes for cash in the third quarter of 2002 and recorded an extraordinary item gain of approximately $2.8 million relating to this transaction.

For the nine months ended September 30, 2002 compared with the corresponding prior period.

North American Operations

     Domestic gas revenues decreased 43% to $7,955,000 for the nine months ended September 30, 2002 compared to $13,863,000 for the prior year period due to the decrease in average gas prices received during the first nine months of 2002, as Harken received an overall average price of $3.12 per mcf of gas during the first nine months of 2002 compared to $4.73 per mcf received during the first nine months of 2001. In addition, gas revenues also declined due to reduced production volumes during the first nine months of 2002, despite the acquisition of the Republic Properties, due to sales of domestic producing properties during 2001 and 2002.

     Domestic oil revenues decreased 10% to $4,942,000 during the first nine months of 2002 compared to $5,496,000 during the first nine months of 2001 primarily due to reduced oil prices, which averaged $24.23 per barrel during the current year period compared to $26.30 per barrel during the prior year. Despite the sales of producing properties discussed above, Harken's domestic oil production volumes remained flat during the first nine months of 2002 compared to the prior year period, as Harken's Gulf Coast oil production was reduced by temporary operational curtailments during the first quarter of 2001 at Harken's Main Pass area offshore Louisiana.

     Domestic oil and gas operating expenses decreased 27% to $5,114,000 during the first nine months of 2002 compared to $6,976,000 during the prior year period primarily due to the above-mentioned sales of properties. Oil and gas operating expenses increased, however, as a percentage of related oil and gas revenues due primarily to the decrease in oil and gas prices during the first nine months of 2002 compared to the prior year period. Oil and gas operating expenses decreased per unit of production due to increased efficiencies.

     Harken expects that oil and gas production volumes generated as a result of drilling activities in late 2001 and early 2002 and continuing workover activities together with the acquisition of the Republic Properties discussed above could help to partially mitigate the production decreases as a result of the sales of producing properties discussed above. Harken's oil and gas production volumes could continue to decrease if Harken sells additional producing properties. Harken's oil and gas revenues are highly dependent upon product prices, which Harken is unable to predict.

Middle American Operations

     Middle American gross revenues during the first nine months of 2002 relate to Global's oil operations in Colombia. Global's Colombian oil revenues decreased 8% from $6,644,000 during the first nine months of 2001 to $6,131,000 during the first nine months of 2002, due to reduced oil prices, which averaged $16.09 per barrel during the first nine months this year compared to $18.66 per barrel during the first nine months of 2001. During the first nine months of 2001 and 2002, Global's Colombian operating revenues consisted primarily of production from its Bolivar and Alcaravan Association Contract areas.

     Global's Colombia production volumes increased during the first nine months of 2002, compared to the prior year period, as during the first quarter of 2001, sales of production from Global's Estero #1 well on the Alcaravan Contract area were limited to approximately 1,000 gross barrels of oil per day due to pipeline constraints and pumping capacity. During the second quarter of 2001, Global took steps to resolve such limitations. Estero #2 was completed during the first quarter of 2001, and has mitigated the production declines related to Global's Bolivar Contract area production, as Bolivar Contract production was temporarily shut-in during the first quarter of 2002, pending recently completed workover procedures. Global's production volumes during the remainder of 2002 will continue to remain dependent on existing well production and pumping efficiency.

     Middle American operating expenses have decreased 43% from $2,572,000 during the first nine months of 2001 to $1,454,000 for the first nine months of 2002, as Global has successfully reduced field contract labor, equipment rental and pipeline tariff reimbursements which reduced operating expenses related to its producing fields in Colombia.

Interest and Other Income

     Interest and other income increased 6% during the first nine months of 2002 compared to the prior year period. Other income increased from $48,000 during the first nine months of 2001 to $545,000 for the same period in 2002 due primarily to the recognition of other income during the third quarter of 2002 related to a refund of Colombian pipeline tariffs charged to Global in prior years as well as from a gain recognized from the ineffective portion of Harken's natural gas 2002 zero cost collar contract.

     Offsetting the increase in other income was a decrease in interest income due to Harken's usage of cash during 2001 for capital expenditures, which decreased its interest-bearing cash balances. Harken generated approximately $555,000 of interest income during the first nine months of 2001, compared to approximately $95,000 of interest income during the first nine months of 2002.

Other Costs and Expenses

     General and administrative expenses increased slightly during the first nine months of 2002 compared to the first nine months of 2001, despite the personnel and salary reductions taken in 2002, and due primarily to the reimbursement during the prior year of approximately $740,000 of certain litigation expenses pursuant to Harken's insurance coverage related to such litigation.

     Depreciation and amortization expense decreased 19% during the first nine months of 2002 compared to the prior year period primarily due to decreased production volumes during the period as a result of Harken's sales of certain domestic producing properties. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

     Interest expense and other increased during the first nine months of 2002 compared to the prior year period, due to the expensing of approximately $374,000 related to the non-refundable portion of the September 2002 standby commitment fee shares issued to Lyford in connection with a proposed rights offering. In addition, Harken recorded a charge of $295,000 related to Colombian war taxes recorded during the third quarter of 2002 by Global. In addition, during the first quarter of 2001, Harken expensed the remaining unamortized issuance costs related to the IFC project loan finance facility, which was terminated in May 2001.

     Harken also recorded a $1.2 million expense during the second quarter of 2002 relating to the settlement of certain liabilities and contingencies resolved during the second quarter of 2002. As discussed further in the Notes to the Consolidated Condensed Financial Statements, Note 11--Commitments and Contingencies, Harken accrued and charged to expense approximately $2.2 million related to its mediation agreement signed on August 1, 2002 to resolve the Petrochemical litigation. Such amount was partially offset by approximately $1 million related to other accrued liabilities which were settled during the second quarter of 2002 for amounts less than the amounts previously accrued.

Extraordinary Item

     During 2001 and 2002, Harken repurchased or exchanged certain of its 5% European Notes for cash and/or other securities of Harken. During the first nine months of 2002, Harken recorded an extraordinary item gain of $890,000 relating to the acquisition or exchange of $7,880,000 principal amount of 5% European Notes. An extraordinary item gain of $2,975,000 was recorded for the comparable period of 2001 relating to Harken's acquisitions of $18,830,000 principal amount of 5% European Notes. Also during the first nine months of 2002, Harken repurchased $4,071,000 principal amount of Benz Convertible Notes for cash and recorded an extraordinary item gain of approximately $2.8 million related to this transaction.

                         LIQUIDITY AND CAPITAL RESOURCES

     Harken's negative working capital at September 30, 2002 was approximately $33.5 million, compared to positive working capital of approximately $3.4 million at December 31, 2001. Working capital is the difference between current assets and current liabilities. Harken's working capital was negative at

September 30, 2002 because approximately $33.1 million of Harken's outstanding convertible notes are due in May 2003 and therefore are classified as current liabilities at September 30, 2002. These obligations were long-term liabilities and did not reduce working capital at December 31, 2001. The balance of the Bank One facility has also been reflected as a current liability as of September 30, 2002 due to the August 2003 maturity date. Harken and the Borrowers received waivers of the current ratio covenants for the quarters ended June 30, 2002 and September 30, 2002 under the Bank One credit facility.

     Harken's operations used approximately $2.1 million of cash flow during the first nine months of 2002, primarily due to the timing of certain working capital payments and collections during the nine-month period. Harken's cash resources at September 30, 2002 totaled approximately $7.7 million. Considering its existing cash resources, and the potential additional capital sources listed below, Harken believes that it will have sufficient cash resources to fund all of its planned capital expenditures during 2002. Harken's future exploration, development and acquisition efforts are expected to be funded through a combination of cash on hand, cash flows from operations, issuances or exchanges of debt or equity securities, and cash provided by either existing or newly established financing arrangements.

     During the nine months ended September 30, 2002, the approximately $2.1 million of net cash used in Harken's operations was funded from existing cash resources, sales of producing properties, and the issuance of convertible notes and term loans. Net cash from financing activities during this period totaled approximately $2.2 million and consisted of $2.4 million raised through the issuance of Harken's 7% European Notes, which are described below and in "Note 7--Convertible Notes Payable" to the accompanying Notes to Consolidated Condensed Financial Statements contained in Part 1, Item 1, $915,000 in net cash proceeds from the issuance of subsidiary common stock, and approximately $4.9 million raised through the issuance of 10% Term Loans which are described in "Note 6--Investor Term Loan" in the accompanying Notes to Consolidated Condensed Financial Statements contained in Part 1, Item 1, offset by approximately $5.9 million in repayment of long-term debt. Net cash used in investing activities for the first nine months of 2002 totaled $1.0 million and was comprised of approximately $2.7 million received upon the sale of producing domestic oil and gas properties, offset by approximately $3.6 million in capital expenditures.

Convertible Note Commitments and Proposed Capital Restructuring

     5% European Notes -- On May 26, 1998, Harken issued to qualified purchasers a total of $85 million of its 5% Senior Convertible Notes due 2003 (the "5% European Notes"), which mature on May 26, 2003. Since July 1, 2002 and as of November 14, 2002, Harken has repurchased approximately $11 million in principal amount of the 5% European Notes for cash and/or in exchange for its 7% Senior Convertible Notes (the "7% European Notes"). Since issuance and as of November 14, 2002, Harken has repurchased or exchanged an aggregate of approximately $55.9 million principal amount of the 5% European Notes. As of November 14, 2002, the remaining principal balance of 5% European Notes was approximately $29 million. Interest incurred on the 5% European Notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are redeemed, converted or purchased by Harken prior to their maturity.

     The 5% European Notes may be redeemed for cash, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002, Harken may redeem up to 50% of the 5% European Notes then outstanding in exchange for shares of Harken common stock. At maturity, on May 26, 2003, Harken may similarly redeem all remaining outstanding 5% European Notes for shares of Harken common stock. If Harken elects to redeem the 5% European Notes for shares of its common stock, each note will be redeemed for a number of shares of Harken common stock equal to 115% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest thereon to the date of redemption, divided by the average market price of the stock over the 30 calendar days immediately preceding the date of the notice of redemption.

     Benz Convertible Notes -- On December 30, 1999, Harken issued $12,000,000 principal amount of 5% Convertible Notes Due 2003 (the "Benz Convertible Notes") in exchange for certain prospects acquired from Benz Energy, Incorporated ("Benz"). The Benz Convertible Notes originally were to mature on May 26, 2003. In March 2000, the maturity date of certain of the Benz Convertible Notes was extended to November 26, 2003. As of November 14, 2002, Harken has repurchased or redeemed approximately $6.3 million principal amount of the Benz Convertible Notes for cash and/or Harken common stock. As of November 14, 2002, the outstanding principal balance of Benz Convertible Notes was approximately $5.7 million and had a maturity date of November 26, 2003.

     The Benz Convertible Notes bear interest at 5% per annum, payable semi-annually in May and November of each year until maturity or until the Benz Convertible Notes are redeemed, converted or repurchased by Harken prior to their maturity. The Benz Convertible Notes may be redeemed for cash, or shares of Harken common stock, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002, Harken may redeem up to 50% of the Benz Convertible Notes then outstanding in exchange for shares of Harken common stock. At maturity on November 26, 2003, Harken may similarly redeem all remaining outstanding Benz Convertible Notes for shares of Harken common stock. If Harken elects to redeem the Benz Convertible Notes for shares of its common stock, beginning November 26, 2002, each note will be redeemed for a number of shares of Harken common stock equal to 115% of the principal amount of the note to be redeemed, plus accrued and unpaid interest thereon to the date of redemption, divided by the average market price of the stock over the 30 calendar days immediately preceding the date of the notice of redemption.

     Capital Restructuring - Harken management has been actively working to restructure the indebtedness represented by the 5% European Notes and Benz Convertible Notes (collectively, the "5% Notes") in advance of their scheduled maturity next year. As of November 14, 2002, Harken has repurchased, restructured or redeemed approximately $62.3 million principal amount of such notes.

     During the nine months ended September 30, 2002, Harken repurchased $2,120,000 in principal amount of the 5% European Notes from certain holders in exchange for approximately $1,347,000 in cash only, plus transaction costs. In addition, Harken exchanged an aggregate of $2,850,000 principal amount of the 5% European Notes for $1,152,000 principal amount of Harken's 7% European Notes and $1,301,000 in cash paid by Harken. Also during the third quarter of 2002, Harken exchanged an aggregate $2,910,000 principal amount of the 5% European Notes for $2,210,000 principal amount of Harken's 7% European Notes and $455,000 in cash paid by Harken. No extraordinary item gain or loss was recognized in this transaction pursuant to EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments." Accordingly, the initial carrying value of the newly-issued 7% European Notes is equal to the carrying value of the exchanged 5% European Notes net of the $455,000 cash paid by Harken. Such initial carrying value of the 7% European Notes will be accreted to the full cash flow amount due under the 7% European Notes over the term of such notes. In October 2002, holders of a total of $4,070,000 principal amount of 5% European Notes agreed to exchange their notes for $4,070,000 principal amount of 7% European Notes.

     In July 2002, pursuant to the terms of the Benz Convertible Notes, Harken elected to redeem Benz Convertible Notes with a principal amount of approximately $1,135,000 for 2,000,000 shares of Harken common stock. In August 2002, Harken repurchased approximately $4,071,000 of Benz Convertible Notes from a holder for $1,231,000 in cash.

     As of November 14, 2002, after giving effect to the above transactions, the aggregate principal indebtedness outstanding under the 5% Notes was approximately $34.7 million. In order to satisfy its remaining obligations under the 5% Notes, Harken must: (i) raise additional capital to redeem the 5% Notes for cash, (ii) repurchase the 5% Notes from the holders thereof for cash and/or securities (such as the 7% European Notes or Harken common stock) or other property, (iii) redeem the 5% Notes by issuing Harken common stock on or before maturity, or (iv) redeem, repurchase or convert the 5% Notes using any combination of the foregoing methods.

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

     The redemption of 5% European Notes by converting them into common stock could result in substantial dilution of the existing Harken common stock. In addition, the number of new shares to be issued could result in a change of control of Harken. For example, if notes had been converted on November 14, with an estimated conversion price of $0.20, for every $1,000,000 of 5% European Notes converted at this price, Harken would have been required to issue to the noteholders approximately 5.75 million shares of common stock. If all of the 5% European Notes had been converted at this price, the noteholders would have received an aggregate of approximately 166.9 million shares of common stock and, collectively, would control over 87% of Harken's common stock. The number of shares that might be issued in this regard will vary significantly depending upon the average market price of Harken's common stock over the 30 days preceding the redemption notice, and the amount of 5% European Notes to be redeemed.

     In connection with the issuance of Harken common stock in redemption of 5% Notes, Harken intends to request stockholder approval in accordance with guidelines of the American Stock Exchange that apply to transactions involving the potential issuance below market value of at least 20% of a company's outstanding shares. If stockholder approval was required under the American Stock Exchange guidelines and was not obtained, Harken could apply for an exemption from the stockholder approval requirement or be subject to delisting of its common stock if it issued the shares without stockholder approval. The potential delisting of Harken common stock could adversely affect Harken's ability to raise capital in the future by issuing common stock or securities convertible into common stock.

     In addition, Harken's ability to convert a substantial amount of the 5% Notes into common stock could be limited by the number of authorized but unissued shares of Harken common stock. If there were an insufficient number of shares of common stock to redeem all of the then-outstanding 5% Notes, Harken would have to obtain stockholder approval to increase its authorized common stock before it could redeem all such 5% Notes into common stock. Absent such stockholder approval, Harken would have to otherwise restructure the then-outstanding 5% Notes, or pay such 5% Notes at maturity. There can be no assurance that, in such an event, Harken would be successful in restructuring its obligations under the then-outstanding 5% Notes, or would have available sufficient funds to pay such 5% Notes, in cash, upon maturity. If Harken's ability to convert a substantial amount of the 5% Notes into common stock is unsuccessful, Harken would experience a material adverse impact on its financial position and results of operations.

Other Capital Commitments

     Domestic Commitments -- As a result of Harken's ongoing capital restructuring discussed above, Harken's domestic operating strategy now includes efforts to increase its oil and gas reserves in North America through acquisitions and development, with a decreased emphasis on exploration drilling activities. Accordingly, Harken's domestic capital expenditure plans have been reduced compared to the prior two-year period. Harken, however, intends to pursue various North American acquisition and development opportunities. Harken's remaining planned domestic capital expenditures for 2002 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Harken losing certain prospect acreage or reducing its interest in future development projects.

     7% European Notes -- On June 18, 2002, Harken issued to certain holders of Harken's securities $2,025,000 principal amount of its 7% European Notes in exchange for approximately $1,025,000 in cash and 10,000 shares of Harken's Series G1 Preferred Stock owned by such holders. On June 19, 2002, Harken issued to certain holders of Harken's securities an additional $2,025,000 principal amount of the 7% European Notes in exchange for approximately $1,725,000 in cash and 3,000 shares of Harken's Series G1 Preferred Stock owned by such holders. In addition, Harken issued an aggregate of $3,362,000 principal amount of the 7% European Notes in connection with the exchange transactions involving certain of the 5% European Notes described above. In October 2002, Harken issued an additional $4,070,000 principal amount of the 7% European Notes in exchange for $4,070,000 principal amount of the 5% European Notes.

     10% Term Loan - On July 15, 2002 and August 29, 2002, Harken borrowed an aggregate principal amount of $5,000,000 from Lyford Investments Enterprises Ltd. ("Lyford") in exchange for the issuance of promissory notes with an annual interest rate of 10% (the "10% Term Loan"). The 10% Term Loan provides that the principal is to be repaid in two installments, consisting of a payment of $3,000,000 due on July 15, 2005 and a payment of $2,000,000 due on August 29, 2005. Interest on the 10% Term Loan is to be paid quarterly, at the rate of 10% per annum, beginning December 15, 2002 and is to continue until all principal and interest is paid in full. The 10% Term Loan is unsecured. Under the terms of the 10% Term Loan, Harken is generally required to use up to 60% of the net proceeds of any sale of its common stock for cash to repay the 10% Term Loan within 30 days of Harken's receipt of the proceeds from such sale. Upon the consummation of a proposed rights offering with gross proceeds of $10 million, Harken would be required to repay to Lyford the entire unpaid principal and accrued interest due under the 10% Term Loan. In purchasing shares pursuant to its standby purchase agreement, Lyford is entitled to offset an amount to satisfy the 10% Term Loan without any further action or approval from Harken. Even if Lyford does not close its purchase of shares under the standby purchase agreement, Harken is required to use up to 60% of the net proceeds of the rights offering to repay the 10% Term Loan. See "Note 6 -- Investor Term Loan" in the accompanying Notes to Consolidated Condensed Financial Statements.

     Operational Contingencies -- Harken's operations are subject to stringent and complex environmental laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations are subject to changes that may result in more restrictive or costly operations. Failure to comply with applicable environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties or injunctive relief. Global's international oil and gas exploration and production operations, including well drilling and seismic activities, require specific governmental environmental licenses and permits, the acquisition of which in the past have been subject to extensive delays. Global may continue to experience similar delays in the future. Failure to obtain these licenses and permits in a timely manner may prevent or delay Harken's and Global's operational plans.

     Harken has accrued approximately $5,291,000 at September 30, 2002 relating to operational or regulatory contingencies related to Harken's domestic operations. Approximately $4,580,000 of this accrued amount relates to total future abandonment costs of $7,750,000 for certain of Harken's producing properties, which will be incurred at the end of the properties' productive life. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in a material adverse effect upon Harken's financial condition or operations taken as a whole. See Part 2, Item 1 for a description of certain litigation.

     International Commitments--Terms of certain of the Association Contracts entered into between Global's subsidiary Harken de Colombia, Ltd. and Ecopetrol commit Global to perform certain activities in Colombia in accordance with a prescribed timetable. In addition, Global has certain scheduled capital expenditure commitments related to its TEA Agreements in Peru and Panama. Failure by Global to perform these activities as required could result in Global losing its rights under the particular contract, which could potentially have a material adverse effect on Harken's business. As of November 14, 2002, Global was in compliance with the requirements of each of the Association and TEA Contracts, as amended. In light of political and regulatory developments in Costa Rica, Global is projecting no capital expenditure plans during 2002 with regard to the Costa Rica Contract.

     Consolidated Contractual Obligations - The following table presents a summary of Harken's contractual obligations and commercial commitments as of September 30, 2002. Harken has no off-balance sheet obligations other than in the table set forth below.

                                                                 Payments Due by Period
                               -----------------------------------------------------------------------------------------
Contractual Obligations           2002          2003         2004         2005       2006-2007   Thereafter     Total
-------------------------         ----          ----         ----         ----       ---------   ----------     -----

Bank Credit Facility(1)        $1,450,000   $4,837,000   $      --    $      --      $      --     $     --   $ 6,287,000

Operating Leases(2)               171,000      690,000     677,000      677,000        565,000           --     2,780,000

International Commitments(3)          --     2,500,000          --           --             --           --     2,500,000

Domestic Commitments                  --            --          --           --             --           --            --

10% Term Loan                         --            --          --    5,000,000             --           --     5,000,000

Convertible Notes Payable(4)          --    38,769,000          --           --      7,412,000           --    46,181,000
                               ---------   -----------    ---------   ---------     ----------    ---------   -----------

Total Contractual Cash
 Obligations                  $1,621,000   $46,796,000    $677,000    $5,677,000    $7,977,000    $      --   $62,748,000
                              ==========   ===========   ==========   ==========    ==========    =========   ===========

(1) Does not reflect impact of plans to modify or extend existing facility through refinancing.

(2)  Amount net of sublease arrangements in effect at September 30, 2002.

(3) Represents the estimated cost of completion of a well in Colombia required to be drilled by Harken under Harken's Cajaro Association Contract with Ecopetrol.

(4) Represents the outstanding principal amount obligations owing under the 5% European Notes, the Benz Convertible Notes and the 7% European Notes as of September 30, 2002. These obligations are payable or redeemable for cash or with shares of Harken common stock (See Part I, Item 1, Notes to Consolidated Condensed Financial Statements, "Note 7 - Convertible Notes Payable" for further discussion).

     In addition to the above commitments, after 2002, government authorities under Harken's Louisiana state leases and operators under Harken's other domestic operations may also request Harken to participate in the cost of drilling additional exploratory and development wells. Harken may fund these future domestic expenditures at its discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on many factors outside of Harken's control, such as the timing of the request, the depth of the wells and the location of the property. Harken's discretionary capital expenditures for 2003 will be curtailed if Harken does not have sufficient funds available. If Harken does not have sufficient funds or otherwise chooses not to participate, it may experience a delay of future cash flows from proved undeveloped oil and gas reserves. Such expenditure curtailments could also result in Harken losing certain prospect acreage or reducing its interest in future development projects.

Capital Sources - Proposed Rights Offering

     Harken filed a registration statement on September 13, 2002 with the SEC to register shares of its common stock in connection with a proposed rights offering whereby Harken would distribute to holders of its common stock, Series G1 preferred stock and Series G2 preferred stock, at no charge, nontransferable subscription rights to purchase shares of its common stock. The distribution of the subscription rights is contingent upon the rights offering being approved by Harken's stockholders at its annual meeting of stockholders. Although there can be no assurances that the rights offering will be successful, if the rights offering is approved and consummated, Harken expects it will result in gross proceeds of less than $5 million after repaying the 10% Term Loan, and accrued interest, which are due by their terms in 2005 but must be prepaid upon completion of the rights offering. See "Other Capital Commitments - 10% Term Loan" above. This amount of proceeds is not sufficient to repay Harken's outstanding debt obligations, including its existing convertible notes and its bank credit facility. The rights offering would also trigger anti-dilution adjustments to the conversion prices of the 5% European Notes, the Benz Convertible Notes and 7% European Notes.

     The subscription price for a subscription right distributed in the proposed rights offering would equal 70% of the current market price of Harken's common stock determined by averaging the closing price of Harken's common stock on the American Stock Exchange for the five trading days immediately preceding the commencement of the proposed rights offering, but would be no greater than $0.35 per share and no less than $0.105 per share. Although the exact number of shares to be issued in connection with the proposed rights offering would depend upon the market price of Harken's common stock at the time the proposed rights offering commenced, the minimum number of shares that would be issued is approximately 28.6 million and the maximum number of shares that would be issued is approximately 95.2 million. The proposed rights offering would likely result in substantial dilution of the ownership percentage of the existing holders of Harken's common stock even if those stockholders exercise their rights in full because Harken would also provide rights to holders of Series G1 preferred stock and Series G2 preferred stock. The proposed rights offering may also result in a decrease in the market value of Harken's common stock. This decrease in market value may continue after the completion of the proposed rights offering.

     If any shares of common stock offered in the proposed rights offering remain unsubscribed after the rights offering, Lyford has agreed to purchase all such shares at the subscription price pursuant to a standby purchase agreement. Even if the minimum number of shares are issued in the proposed rights offering, the rights offering could result in a change in control of Harken because of this standby commitment of Lyford. As a result, Lyford may have the voting power to control the election of Harken's board of directors and the approval of other matters presented for consideration by Harken's stockholders, which could include amendments to Harken's charter, mergers, acquisitions and various corporate governance actions.

     As compensation to Lyford for its standby commitment, Harken paid Lyford a standby commitment fee of $600,000 by issuing 1,714,286 shares of its common stock to Lyford, with each such share being attributed a value of $0.35. Harken also paid Lyford $50,000 in cash for its legal fees in connection with the rights offering.

     Harken will notify Lyford if the proposed rights offering will not occur, was not approved by Harken's stockholders or was terminated by Harken. In such an event, the standby purchase agreement with Lyford will terminate, except for certain provisions regarding indemnification and Lyford's right to retain one-half of the standby commitment fee shares. Within 30 days from the termination date, Lyford will either (i) return the other half of the standby commitment fee shares to Harken, or (ii) retain all of the standby commitment fee shares and remit to Harken $300,000. If Lyford does not close its standby purchase in connection with the proposed rights offering due to Harken not satisfying certain conditions precedent and Harken has not terminated the proposed rights offering, Lyford is entitled to retain the entire standby commitment fee.

Other Capital Sources

     During 2001, sales of certain domestic producing property interests generated cash proceeds of approximately $13.1 million. During the first nine months of 2002, Harken sold certain additional domestic producing property and mineral interests for approximately $2,574,000.

     Harken's operating cash flows from its domestic oil and gas properties were strengthened by successful drilling activity in late 2001 in southern Louisiana, which have partially offset the reductions following the recent sales of producing properties. Wells completed in 2001, including the Thomas Cenac #1, the State Lease 1480 #2, the State Lease 14589 #3 and the State Lease 1480 #3, all began production in the last four months of 2001. In 2002, Harken has participated in the drilling of three exploratory wells and five development wells with a total of six of these wells being commercially successful. In April 2002, Harken acquired the Republic Properties which consist of interests in 16 oil and gas wells in 9 fields plus interests in additional prospect acreage located in southern Louisiana and the Texas Gulf Coast region. The acquisition of the Republic Properties began supplementing Harken's domestic operating cash flows beginning in the second quarter of 2002. Harken's domestic operating cash flows are particularly dependent on the price of natural gas, which Harken is unable to predict.

     Certain Harken subsidiaries (the "Borrowers") entered into a three-year loan facility with Bank One, N.A. ("Bank One"), which is secured by substantially all of those subsidiaries' domestic oil and gas properties and a guarantee from Harken. The Bank One facility provides borrowings subject to a borrowing base (as defined by the Bank One facility), which was $6,512,000 as of September 30, 2002 and $5,062,000 as of November 14, 2002. Such borrowing base will be reduced by $225,000 per month until the next borrowing base is redetermined by Bank One on May 1, 2003 in accordance with the facility agreement. Bank One's commitments under the facility terminate in August 2003.

     Harken's bank credit facility with Bank One requires Harken, as well as the Borrowers, to maintain certain financial covenant ratios and requirements, as calculated on a quarterly basis. Harken and the Borrowers received waivers of the current ratio covenants for the quarters ended June 30, 2002 and September 30, 2002. Also, effective November 2002, Harken and the Borrowers received an amendment to the current ratio covenant calculations for future quarters. Harken and the Borrowers are in compliance with all requirements under the Bank One facility, as amended or waived, as of September 30, 2002. If Harken or the Borrowers are not in compliance with their bank financial covenant ratios or requirements in the future and are unable to obtain a waiver or amendment to the facility requirements, the credit facility would be in default and callable by Bank One. In addition, due to cross-default provisions in

Harken's 5% and 7% European Note and Benz Convertible Note agreements, a majority of Harken's debt obligations would become due in full if any debt is in default. Expectations of continued compliance with financial covenants cannot be assured and our lenders' actions are not controllable by Harken. If Harken's projections of future operating results are not achieved and future waivers or amendments of Harken's covenants under the Bank One credit facility are not received and its debt is placed in default, Harken would experience a material adverse impact on its financial position and results of operations.

     Global's operating cash flows continue to be provided by ongoing production from its Alcaravan and Bolivar Contract areas in Colombia.

     Global's ordinary shares are admitted for trading on the Alternative Investment Market of the London Stock Exchange. This may enable Global to seek additional financing and effect acquisition activities using shares of Global stock or enable Harken to sell a portion of its Global common stock for cash. Global's ability to effectively use its common stock will be dependent upon the market value and liquidity of its shares on the AIM Exchange. Global is also pursuing raising additional capital through potential sales of pipe inventory. Additional capital raised by Global would be used exclusively for Global's capital needs, as cash dividends to Harken may be limited by tax restrictions.

     In addition to the above sources, Harken has and may continue to raise capital through the issuance of debt, equity and convertible debt instruments, or through the exchange of existing instruments through transactions that could provide Harken with additional capital.

Adequacy of Capital Sources

     Considering its existing cash resources and the potential additional capital sources listed above, Harken believes that it will have sufficient cash resources to fund all of its remaining capital expenditures during 2002. Harken's future exploration, development and acquisition efforts are expected to be funded through a combination of cash on hand, cash flows from operations, issuances or exchanges of debt or equity securities, and cash provided by either existing or newly established financing arrangements.

     In 2003, Harken's most significant capital commitment is satisfying its remaining obligations under the 5% European Notes, the Bank One credit facility and the Benz Convertible Notes, which mature in May 2003, August 2003 and November 2003, respectively. Harken is continuing its efforts to restructure its capital structure through the repurchase, redemption and restructuring of its 5% Notes. As discussed above, such restructuring efforts are dependent upon the ability of Harken to raise funds through the issuance of debt or equity securities, or if necessary though the sale of producing properties. Management is presently investigating potential financing transactions that it believes can provide additional cash for these purposes. Additional cash may be available from production operations, though Harken has had reduced operating cash flows during 2002 due to lower commodity prices compared to the prior year. The use of a significant number of shares of Harken common stock toward the redemption of 5% Notes is also dependent on various factors, including the future market price of Harken common stock, the approval by Harken stockholders to issue the required number of shares necessary, and the limitation of authorized common shares available for such redemptions, as discussed above. Accordingly, there can be no assurance that such capital restructuring plans will be successful.

     If Harken does not obtain the required stockholder approvals to redeem the 5% Notes and issues an amount of shares requiring such approval, Harken's common stock could be subject to potential delisting from the American Stock Exchange. In addition, if Harken fails to meet certain financial thresholds pursuant to the rules of the American Stock Exchange, its common stock could also be subject to potential delisting. If Harken's common stock is delisted from the American Stock Exchange for any reason and Harken is deemed not to have used its "best efforts" to maintain such listing, Harken would be in default under its 5% European Notes and, as a result of cross-default provisions, its other debt obligations. Any default under Harken's debt agreements would result in a majority of Harken's debt obligations becoming due in full. Harken does not have sufficient funds to pay its debt obligations in cash and there is no assurance it will obtain such funds if such debt became due which would result in a material adverse effect on Harken's financial position and results of operations. The potential delisting of Harken's common stock could adversely affect Harken's ability to raise capital in the future by issuing common stock or securities convertible into common stock.

     Although no assurances can be given, Harken believes a replacement credit facility could be in place prior to August 2003. However, if Harken cannot negotiate a replacement credit facility with a new financial institution, then it will not have sufficient cash available to repay the outstanding balance owing under its existing facility with Bank One. Consequently, Harken would be required to extend the existing credit facility or repay the outstanding balance through the issuance of new debt or equity securities. There can be no assurance that Harken would be successful in negotiating any such extension or obtaining funds through debt or equity offerings sufficient to repay the Bank One credit facility.

     Even if Harken is successful in redeeming or repurchasing the 5% Notes and replacing the Bank One facility, Harken could still require additional financing in 2003 to fund its operations. Harken may not be able to generate sufficient cash from operations to fund its ongoing exploration and development efforts and fulfill its other capital commitments after 2003. Consequently, Harken expects to fund these operational and capital commitments in 2003 and afterward through a combination of cash on hand, cash flows from operations, issuances or exchanges of debt or equity securities, or through cash provided by either existing or newly established financing arrangements.

     If the proposed rights offering is approved and consummated, Harken is required to use up to 60% of the proceeds of the proposed rights offering to repay the 10% Term Loan. The proposed rights offering would result in gross proceeds of less than $5 million after Harken repays the 10% Term Loan. This amount of proceeds will not be sufficient to repay Harken's outstanding debt obligations, including the 5% Notes, the other existing convertible notes and the Bank One credit facility.

     Harken intends to continue to seek to raise equity or debt financing through the issuance of debt, equity and convertible debt instruments, or through the exchange of existing instruments through transactions that provide Harken with additional capital to fund the capital commitments described above. Such transactions may be affected, however, by the market value of Harken common stock. If the price of Harken common stock remains low or decreases, Harken's ability to utilize its stock either directly or indirectly through convertible instruments for raising capital could be negatively affected. Further, raising additional funds by issuing common stock or other types of equity securities would further dilute Harken's existing stockholders, which dilution could be substantial if the price of Harken common stock remains low or decreases. No assurance can be given that Harken will be able to obtain additional financing on favorable terms, if at all, to meet its operational and capital commitments described above. If Harken sells any of its common stock for cash, Harken is generally required to use 60% of the net proceeds of any such sale to repay the 10% Term Loan until the 10% Term Loan is repaid in full.

                         Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

     Harken's principal executive officer and its principal financial officer, based on their evaluation of Harken's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-Q, have concluded that Harken's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in the rules of the Securities Exchange Act of 1934.

(b)  Changes in internal controls.

     There were no significant changes in Harken's internal controls or in other factors that could significantly affect Harken's internal controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     Search Acquisition Corp. ("Search Acquisition"), also known as Harken Texas Acquisition Corp., a wholly-owned subsidiary of Harken, was a defendant in a lawsuit filed by Petrochemical Corporation of America and Lorken Investments Corporation (together, "Petrochemical"). This lawsuit arose out of Petrochemical's attempt to enforce a judgment of joint and several liability entered in 1993 against a group of twenty limited partnerships known as the "Odyssey limited partnerships." Petrochemical claimed that Search Exploration, Inc. was liable for payment of the judgment as the successor-in-interest to eight Odyssey limited partnerships. Search Acquisition was the surviving corporation in Harken's 1995 acquisition of Search Exploration, Inc. On February 28, 1996, the court granted Search Acquisition's motion for summary judgment in this case. On July 3, 1998, the Fifth District Court of Appeals for the State of Texas reversed the trial court's summary judgment and remanded the case to the trial court. In December 2001, a jury trial was held in this matter. The jury returned a verdict finding for Petrochemical in the amount of $1.1 million of actual damages and $3 million in punitive damages. In April 2002, the court entered judgment on the verdict rendered by the jury. Search Acquisition then filed a motion for a new trial. In June 2002, Petrochemical filed with the U.S. Bankruptcy Court in Dallas, Texas an involuntary petition in bankruptcy against Search Acquisition, under Chapter 7 of the Bankruptcy Code, and moved for the appointment of an interim trustee. Search Acquisition agreed to the entry of an order for relief under Chapter 7, as well as to the appointment of the interim trustee. These actions resulted in a stay of Search Acquisition's motion of the Court's judgment on the jury verdict totaling $4.1 million. Thereafter, McCulloch Energy, Inc. ("McCulloch"), a wholly-owned subsidiary of Search Acquisition, filed a voluntary petition in bankruptcy under Chapter 7 of the Bankruptcy Code in the U.S. Bankruptcy Court in Houston, Texas. The stay of Search Acquisition's motion and the related bankruptcy filings led to negotiations in bankruptcy and mediation relating to the Petrochemical suit and judgment. As a result of these events, on August 1, 2002, pursuant to a mediated settlement, Petrochemical and the bankruptcy trustees agreed to release their claims against Harken in exchange for a payment of $2 million to be distributed to Petrochemical, and a payment of approximately $189,000 to pay administrative expenses and other creditors of the bankruptcy estates. This amount was fully accrued and charged to expense during the second quarter of 2002. Pursuant to the mediation agreement, Petrochemical elected to receive 100% of the stock of McCulloch in September 2002. McCulloch does not have any contractual arrangements that are material to Harken's operations and has a book and fair value each less than $10,000. The mediation agreement was approved by the Bankruptcy Courts in Dallas and Houston in September 2002. Payment of the mediation settlement was also made in September 2002.

     In September 1997, Harken Exploration Company, a wholly-owned subsidiary of Harken, was served with a lawsuit filed in U.S. District Court for the Northern District of Texas, Amarillo Division, styled D.E. Rice and Karen Rice as Trustees for the Rice Family Living Trust ("Rice") vs. Harken Exploration Company. In the lawsuit, Rice alleged damages resulting from Harken Exploration Company's alleged spills on Rice's property and claimed that the Oil Pollution Act ("OPA") should be applied in this circumstance. Rice alleged that remediation of all of the alleged pollution on its land would cost approximately $40,000,000. In October 1999, the trial court granted Harken's Motion for Summary Judgment that the OPA did not apply and dismissed the Rice claim under it. Rice appealed the trial court's summary judgment to the U.S. Fifth Circuit Court of Appeals. In April 2001, the Fifth Circuit Court of Appeals issued its opinion affirming the trial court's summary judgment in Harken's favor. Based on this affirmation of the summary judgment, in Harken management's opinion, the results of any further appeal will not have a material adverse effect on Harken's financial position. On August 15, 2002, Harken was served with a new suit filed by Rice in state court in

Hutchinson County, Texas. In this new state case, Rice continues to seek approximately $40,000,000 in remediation costs and damages. Harken recently filed a motion for partial summary judgment seeking a ruling that remediation costs are not the proper measure of damages and that Rice's property damages, if any, should be measured by the alleged diminution in value of its land. The Court held a hearing on Harken's motion on October 30, 2002, but has not yet issued a ruling. Harken's management believes that the correct measure of damages, if any, is the alleged diminution in value of Rice's land. Therefore, in Harken management's opinion, the results of such additional claim will not have a material adverse effect on Harken's financial position.

     420 Energy Investment, Inc. and ERI Investments, Inc. (collectively "420 Energy") filed a lawsuit against XPLOR Energy, Inc., a wholly-owned subsidiary of Harken, on December 21, 1999 in the New Castle County Court of Chancery of the State of Delaware. 420 Energy alleges that they are entitled to appraisal and payment of the fair value of their common stock in XPLOR as of the date XPLOR merged with Harken. Harken has relied on an indemnity provision in the XPLOR merger agreement to tender the costs of defense in this matter to former stockholders of XPLOR. Although the outcome of this litigation is uncertain, because the former stockholders of XPLOR have accepted indemnification of this claim, Harken believes that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken's financial condition.

     In August 2001, a new lawsuit was filed by New West Resources, Inc., a former XPLOR stockholder, against XPLOR, Harken and other defendants in state court in Dallas, Texas. Harken received service of process in February 2002. New West claims that it lost its $6 million investment in XPLOR as a result of misrepresentations by XPLOR and breach of fiduciary duties by certain XPLOR directors. Harken believes this new suit is an adjunct of the prior appraisal rights claim by 420 Energy. The former stockholders of XPLOR have rejected Harken's request for indemnification of this claim under the XPLOR merger agreement. However, Harken intends to continue to pursue and enforce, through whatever steps are necessary, any indemnification from the third parties. Harken has tendered the defense of this claim to National Union Fire Insurance Company ("National Union"), pursuant to insurance policy coverage held by XPLOR. National Union has accepted defense of this claim subject to a reservation of rights. Based on the petition served on Harken, Harken does not believe the claims asserted against Harken are meritorious. Therefore, in Harken management's opinion, the ultimate outcome of this litigation will not have a material adverse effect on Harken's financial condition.

Item 2. Changes in Securities and Use of Proceeds

The following is a description of the unregistered securities Harken has issued during the period covered by this report and during the subsequent period through the date of this report:

1. On June 18, 2002, Harken issued to certain holders of Harken's securities, who represented to Harken that they were accredited investors as defined in Rule 501 of Regulation D, $2,025,000 in principal amount of its 7% Senior Convertible Notes Due 2007 (the "7% European Notes") in exchange for $1,025,000 in cash and 10,000 shares of Harken's Series G1 Preferred Stock. The 7% European Notes are convertible as described in Sections 6 and 7 of the Note, and which Sections of the Note are incorporated herein by reference.

2. On June 19, 2002, Harken issued an additional $2,025,000 in principal amount of its 7% European Notes to certain holders of Harken's securities, who represented to Harken that they were accredited investors as defined in Rule 501 of Regulation D, in exchange for 3,000 shares of Harken's Series G1 Preferred Stock and approximately $1,725,000 in cash. The 7% European Notes are convertible as described in Sections 6 and 7 of the Note, and which Sections of the Note are incorporated herein by reference.

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

5. On August 29, 2002, Harken entered into an amendment of a previous 10% Term Loan and issued a 10% Term Loan payable in exchange for $2,000,000 cash to a certain holder of Harken's securities, who represented to Harken that he was an accredited investor as defined in Rule 501 of Regulation D. In connection with the 10% Term Loan, the holder received warrants to purchase 7.0 million shares of Global at a price of 50 pence per share.

6. On August 30, 2002, Harken issued an additional $1,152,000 in principal amount of its 7% European Notes to certain holders of Harken's securities, who represented to Harken that they were accredited investors as defined in Rule 501 of Regulation D, in exchange for $1,435,000 principal amount of Harken's 5% Senior Convertible Notes Due 2003. The 7% European Notes are convertible as described in Sections 6 and 7 of the Note.

7. On October 9, 2002, Harken issued an additional $2,000,000 in principal amount of its 7% European Notes to certain holders of Harken's securities, who represented to Harken that they were accredited investors as defined in Rule 501 of Regulation D, in exchange for $2,000,000 principal amount of Harken's 5% Senior Convertible Notes Due 2003. The 7% European Notes are convertible as described in Sections 6 and 7 of the Note.

8. On October 31, 2002, Harken issued an additional $2,070,000 in principal amount of its 7% European Notes to certain holders of Harken's securities, who represented to Harken that they were accredited investors as defined in Rule 501 of Regulation D, in exchange for $2,070,000 principal amount of Harken's 5% Senior Convertible Notes Due 2003. The 7% European Notes are convertible as described in Sections 6 and 7 of the Note.

9. On July 22, 2002, Harken issued 2,000,000 shares of Harken common stock pursuant to a redemption of approximately $1,135,000 principal amount of Benz Convertible Notes.

10. On September 18, 2002, Harken issued 1,714,286 shares of Harken common stock to LyFord representing a standby commitment fee pursuant to a Standby Purchase Agreement dated September 6, 2002.

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

     9 (a) EXHIBIT INDEX


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

 *4.11 Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company (successor to Mellon Investor Services LLC, (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated June 18, 2002.

 *4.12 Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company (successor to Mellon Investor Services LLC, (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated August 27, 2002.

  10.1 Standby Purchase Agreement between Harken Energy Corporation and Lyford Investments Enterprises Ltd. dated September 6, 2002. (Filed as
          Exhibit 99.9 to the Registration Statement on Form S-3, File No. 333-94579, and incorporated herein by reference).

 *10.2 First Amendment to Loan Agreement between Harken Energy Corporation and Lyford Investments Enterprises Ltd., dated August 29, 2002.

 *10.3 Harken Energy Corporation 7% Senior Convertible Notes Due 2007, Series A, in the principal sum of $2,210,000, dated August 13, 2002.

 *10.4 Harken Energy Corporation 7% Senior Convertible Notes Due 2007, Series B, in the principal sum of $1,152,000, dated August 30, 2002.

 *10.5 Harken Energy Corporation 7% Senior Convertible Notes Due 2007, Series C, in the principal sum of $2,000,000, dated October 9, 2002.

 *10.6 Harken Energy Corporation 7% Senior Convertible Notes Due 2007, Series D, in the principal sum of $2,070,000, dated October 30, 2002.

 *10.7 Executive Service Agreement by and between Harken Energy Corporation and A. Wayne Hennecke.

 *10.8 Severance Agreement dated June, 2002 by and between Harken Energy Corporation and Anna Williams.

 *10.9 Severance Agreement dated June, 2002 by and between Harken Energy Corporation and Bruce N. Huff.

*10.10 Severance Agreement dated June, 2002 by and between Harken Energy Corporation and Jim Denny.

*10.11 Severance Agreement dated June, 2002 by and between Harken Energy Corporation and Rich Cottle.

*10.12 Severance Agreement dated June, 2002 by and between Harken Energy Corporation and Jorge Delgado, Jr.

*10.13 Agreement regarding Compensation In the Event of a Change In Control dated February 1, 2000, effective as of December 30, 1999 by and between Harken Energy Corporation and Mikel D. Faulkner.

*10.14 Amended and Restated Agreement regarding Compensation In the Event of a Change In Control dated April 2, 2001, effective as of December 30, 1999 by and between Harken Energy Corporation and Mikel D. Faulkner.

*10.15 Waiver and Fifth Amendment to Credit Agreement between Harken Exploration Company, XPLOR Energy, Inc., Harken Energy West Texas, Inc., XPLOR Energy SPV-1, Inc., Harken Gulf Exploration Company, and Bank One, N.A. dated October 29, 2002.

     *    Filed herewith

     (b) REPORTS ON FORM 8-K

     On August 14, 2002, Harken filed a Form 8-K with respect to executive certifications required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                            HARKEN ENERGY CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Harken Energy Corporation
                                           -------------------------------------
                                                       (Registrant)




Date:    November 14, 2002                 By: /s/Anna M. Williams
     ---------------------------------        ----------------------------------
                                              Executive Vice President-Finance
                                              and Chief Financial Officer

                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Mikel D. Faulkner, Chief Executive Officer of Harken Energy Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Harken Energy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                        By:      /s/Mikel D. Faulkner
                                           --------------------------------
                                           Mikel D. Faulkner
                                           Chief Executive Officer

                    CERTIFICATION BY CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Anna M. Williams, Chief Financial Officer of Harken Energy Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Harken Energy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



                                       By:  /s/Anna M. Williams
                                          --------------------------------------
                                          Anna M. Williams
                                          Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Harken Energy Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 (the "Report") as filed with the Securities and Exchange Commission, I, Mikel D. Faulkner, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. S. 1350, as adopted pursuant to S. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13 (a) or 15
(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



   /s/ Mikel D. Faulkner
------------------------------
Mikel D. Faulkner
Chief Executive Officer
November 14, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Harken Energy Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 (the "Report") as filed with the Securities and Exchange Commission, I, Anna M. Williams, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. S. 1350, as adopted pursuant to S. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13 (a) or 15
(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



   /s/ Anna M. Williams
-------------------------------------
Anna M. Williams
Chief Financial Officer
November 14, 2002