Form 10-K/A
period 2001-12-31
HARKEN ENERGY CORP
filed 2002-12-20
CIK 313478

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

                For the transition period from _______ to _______

                         Commission file number 1-10262

                            HARKEN ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)


                     Delaware                               95-2841597
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                Identification No.)


        580 WestLake Park Blvd., Suite 600                     77079
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes___   No [X].

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

     DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                                EXPLANATORY NOTE

     Harken Energy Corporation filed its original Annual Report on Form 10-K for the year ended December 31, 2001 with the Securities and Exchange Commission ("SEC") on March 29, 2002. This Amendment No. 1 to the Annual Report on Form 10-K/A is being filed solely for the purpose of responding to comments of the SEC. In order to preserve the nature and character of the disclosures as of March 29, 2002, except as specifically discussed in this Amendment No. 1 to the Annual Report on Form 10-K/A, no attempt has been made in this amendment to modify or update such disclosures for events which occurred subsequent to the original filing on March 29, 2002. Accordingly, this Amendment No. 1 to the Annual Report on Form 10-K/A should be read in conjunction with the Company's subsequent filings with the SEC.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I.

  ITEM  1.   Business ....................................................   4

  ITEM  2.   Properties ..................................................  28

  ITEM  3.   Legal Proceedings ...........................................  28

  ITEM  4.   Submission of Matters to a Vote of Security Holders .........  30

PART II.

  ITEM  5.   Market for Registrant's Common Equity and Related
             Stockholder Matters .........................................  31

  ITEM  6.   Selected Financial Data .....................................  32

  ITEM  7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations .........................  33

  ITEM  7A.  Quantitative and Qualitative Disclosures about Market Risk ..  49

  ITEM  8.   Financial Statements and Supplementary Data .................  50

  ITEM  9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure .........................  98

PART III.

  ITEM 10.   Directors and Executive Officers of the Registrant .......... 100

  ITEM 11.   Executive Compensation ...................................... 103

  ITEM 12.   Security Ownership of Certain Beneficial Owners
             and Management .............................................. 106

  ITEM 13.   Certain Relationships and Related Transactions .............. 109

  ITEM 14.   Controls and Procedures ..................................... 109

PART IV.

  ITEM 15.   Exhibits, Financial Statement Schedules and
             Reports on Form 8-K ......................................... 110

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

     In March 2002, Global transferred all of its interests in its international assets and operations to, and obligations relating to such assets and operations were assumed by, a new subsidiary, Global Energy Development PLC ("Global PLC", a United Kingdom company), in exchange for 92.77% of Global PLC's common stock. Upon the completion of this exchange transaction, Global PLC then completed the listing of its common stock for trading on the AIM Exchange in London, and placed 7.23% (2,021,902 shares) of such stock in a placement to investors, of which less than 1% (166,198 shares) of Global PLC was purchased by certain officers, directors and employees of Harken and Global and a family member at the offering price. Global PLC is seeking additional financing and acquisition activities using its shares of its newly listed common stock. At March 27, 2002, Harken, through Global, owned 92.77% of Global PLC common stock.

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

     During the second half of 2001, oil and gas prices decreased, and prices have remained lower during the first quarter of 2002 compared to the prior year period. Accordingly, Harken's domestic operations have shifted from primarily an exploration and development focus to an acquisition growth strategy, with a reduced emphasis on exploration. In April 2002, a wholly-owned subsidiary of Harken acquired certain property interests (the "Republic Properties") from Republic Resources, Inc., in exchange for 2,645,500 shares of Harken common stock. The Republic Properties consist of 15 producing property interests located in southern Louisiana and the Texas Gulf Coast region. Harken is seeking additional acquisition opportunities to expand its domestic operations. Although capital expenditure plans for 2002 are decreased compared to the prior two year period, Harken is continuing to seek joint venture and farmout opportunities to explore and develop its domestic prospect portfolio. For further discussion of Harken's recent acquisitions, see Part II, Item 8, Notes to Consolidated Financial Statements, "Note 2 -- Mergers, Acquisitions and Dispositions."

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

     Alcaravan Contract Operations -- Global has drilled five wells on the Alcaravan acreage, two of which are currently producing. In February 1997, Global drilled the Estero #1 well located on the Palo Blanco prospect. The Estero #1 well was drilled to a depth of 8,608 feet to test the Carbonera, Mirador, Guadalupe, Gacheta and Ubaque formations and was found to be productive. In January 2001, Global drilled the Estero #2 well on the Palo Blanco field to test the Ubaque formation. The Estero #2 well was subsequently completed and initial production sales began in April 2001. Daily production from the Estero #1 and Estero #2 wells from the Palo Blanco field have averaged a total of approximately 1,900 gross barrels per day during the first quarter of 2002.

     At December 31, 2001, Global reflects proved reserves of approximately 2.9 million net barrels related to its interest in the Palo Blanco field. During 2001, Global produced a total of approximately 590,000 gross barrels of oil from its Palo Blanco field, and since inception and through December 31, 2001, Global has produced a cumulative total of approximately 1,047,000 gross barrels of oil from its Palo Blanco field. The next development well to be drilled in the Palo Blanco field is scheduled for late 2003 or early 2004 for an estimated cost of completion of less than $2.5 million. Such costs are expected to be funded out of a cash on hand and cash from operations. If sufficient funds are not available, Harken intends to seek additional financing and there can be no assurance that Harken will be able to obtain financing on acceptable terms.

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

     Bocachico Contract Operations -- From 1996 to 1998, Global drilled and completed three wells on the Bocachico Contract area, all in the Rio Negro prospect. Global initiated sales of production from both the Torcaz #2 and Torcaz #3 wells to a local purchaser at the wellsites and for most of 1998 these wells produced in excess of 100 gross barrels of oil per day. Global has not sustained production consistently from the Torcaz wells subsequent to 1998 and is currently studying the wells in order to determine the optimum production method with which to economically produce the heavy crude encountered in such wells. Global currently reflects no proved reserves associated with this Rio Negro field in the Bocachico Contract. There are no capital expenditures scheduled for the Rio Negro field in 2002 and 2003.

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

     Bolivar Contract Operations -- Global has drilled four wells on the Bolivar Contract area, two of which are currently productive. In November 1997, Global spudded its first well on the Bolivar Contract acreage, the Catalina #1, which was drilled as a horizontal well to test the Rosa Blanca formation of the Buturama field and was found to be productive. In March 1998, Global spudded the Olivo #1, which was drilled from the same surface location as the Catalina #1 using underbalanced horizontal drilling and was also found to be productive. Two additional wells, the Laurel #1, drilled in 1999, and the Olivo #2, drilled in early 2001, were unproductive.

     At December 31, 2001, Global reflects proved reserves (primarily proved undeveloped) of approximately 2.1 million net barrels related to its interest in the Buturama field. During 2001, the Catalina # 1 and Olivo #1 produced a total of 69,000 gross barrels of oil and, since inception, Global has produced cumulative production of approximately 1,014,000 gross barrels of oil from these wells. During the last part of 2001 and first quarter of 2002, the Catalina #1 and Olivo #1 wells have experienced mechanical problems, with workovers completed in early 2002 at a total approximate cost of $225,000 which was funded out of a combination of cash on hand and cash from operations. For further discussion of Harken's security concerns in Colombia, see "Cautionary Statements" section below. Given the lower level of production expected from the producing wells within the Buturama field, Global has retired and seeks to sell certain of its Buturama field facilities. See Part II, Item 8, Notes to Consolidated Financial Statements, "Note 1 - Summary of Significant Accounting Policies - Provision for Asset Impairments" for additional information regarding these proposed sales. Global expects to continue to transport 100% of current and projected Bolivar area production through its current trucking operations.

     Cajaro Contract -- In December 2001, Global signed an Association Contract (the "Cajaro Contact") with Ecopetrol, covering the Cajaro Contract area. Under the Cajaro Contract, which became effective in February 2002, Global acquired the exclusive rights to conduct exploration and production activities in the Cajaro Contract area, which covers approximately 83,000 acres in Colombia's Llanos Basin adjacent to Global's Alcaravan Contract area. The signing of the Cajaro Contract was pursuant to Global's exercise of contract option rights contained as part of the El Retorno Technical Evaluation Agreement, which Global had previously signed in May 2001, following the completion of certain seismic reprocessing procedures. Global is not required under the Cajaro Contract to drill any wells in the Cajaro Contract area until February 2003, and Global currently plans to drill this well during 2003 at an estimated cost of completion of $2.5 million. Such costs are expected to be funded out of a cash on hand and cash from operations. If sufficient funds are not available, Harken intends to seek additional financing and there can be no assurance that Harken will be able to obtain financing on acceptable terms. See "Management's Discussion and Analysis -- Liquidity and Capital Resources" for further discussion of Harken's ability to satisfy its capital obligations during 2003.

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

Middle American Exploration and Development Operations - Costa Rica

     Under the terms of an Exploration and Production Concession contract with the Republic of Costa Rica (the "Costa Rica Contract"), Global, through an investment in its subsidiary Harken Costa Rica Holdings ("HCRH," a Nevada limited liability company) owns an interest in approximately 1.4 million acres in the North and South Limon Back Arc Basin onshore and offshore Costa Rica.

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

     In January 2002, the Costa Rica Constitutional Court rendered a published opinion in a suit that had been filed against another oil and gas operator and the Costa Rican ministry of Environment and Energy ("MINAE") by certain environmental groups. In its opinion, in this case, the Constitutional Court of Costa Rica found, among other issues, that SETENA did not have the current authority to grant environmental permits. In addition, proposed legislation pending in the Costa Rica legislature seeks to abolish the Costa Rica government's rights to grant hydrocarbon exploration contracts. Due to the Costa Rica Constitutional Court decision discussed above, even though it did not directly involve HCRH or the Moin #2 well, as well as the pending legislation described above, Harken and Global believe that HCRH's appeal to SETENA for reconsideration of its denial of the requested permit, or any similar recourse, will be unsuccessful. Further, recent political developments in Costa Rica, in the opinion of Harken and Global, severely limit the opportunity for future oil and gas exploration in Costa Rica. These significant adverse developments have resulted in Harken fully impairing its approximately $8.8 million investment in the Costa Rica project in its Consolidated Balance Sheet as of December 31, 2001. See "Cautionary Statements" below.

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

Risks associated with our financial condition:

There is no assurance that we will obtain sufficient funds prior to our outstanding debts' maturity dates. If we cannot obtain necessary stockholder approval in connection with the issuance of shares of common stock to redeem certain debt, we could be subject to potential delisting of our common stock from the American Stock Exchange.

     On March 27, 2002, our principal outstanding debt maturing next year consists of approximately $41.0 million principal amount of our 5% Senior Convertible Notes due 2003 (the "5% European Notes") and $10.875 million principal amount of our 5% Convertible Notes due 2003 (the "Benz Convertible Notes") and approximately $7.9 million principal amount under our bank credit facility. We do not currently have available sufficient funds to pay such debt obligations in cash upon maturity and there is no assurance we will obtain such funds prior to maturity. To the extent we are unable to pay the notes in cash upon maturity, we will have to (i) repurchase these notes from their holders for our securities (such as common stock or other convertible debt) and/or other property, or (ii) redeem these notes by issuing common stock on or before maturity.

     If we elect to redeem any outstanding convertible notes for common stock, such an issuance could be greater than 20% of our currently outstanding shares of common stock depending upon the amount of notes to be redeemed and the average market price of our common stock at the time of the redemption. Consequently, the rules of the American Stock Exchange, on which we are listed, require stockholder approval as a condition to listing such additional shares on that exchange. We cannot assure you that we would receive the required stockholder approval to redeem the entire amount of our outstanding notes. If we do not obtain required stockholder approvals and we are unable to pay cash at maturity, we could be subject to potential delisting of our common stock from American Stock Exchange. See also "-- Risks relating the our financial condition -- If we do not continue to meet the listing requirements of the American Stock Exchange, our common stock could be delisted."

     Even if stockholder approval is obtained for the issuance of shares, the redemption of any notes may result in an issuance of shares that is in excess of the amount of shares currently authorized for issuance and we would have to obtain additional stockholder approval to increase our authorized common stock before completing the redemption. Absent such stockholder approval, we would have to otherwise restructure the notes or pay cash at maturity - neither of which we may be able to accomplish.

If we do not continue to meet the listing requirements of the American Stock Exchange, our common stock could be delisted

     The American Stock Exchange requires companies to fulfill certain requirements in order for their shares to continue to be listed. The securities of a company may be considered for delisting if the company fails to meet certain financial thresholds, including if the Company has stockholders' equity of less than $6 million and has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. As of December 31, 2001, our stockholders' equity was $16.2 million and, as discussed below, we have sustained losses in each of the last five fiscal years. There can be no assurance that our stockholders' equity will not be reduced further or that we will not report additional losses in the future. If these aspects of our financial condition do not improve, our common stock (including shares of common stock issued in the rights offering) may be considered for delisting.

     If our common stock is delisted from the American Stock Exchange for any reason and we are deemed not to have used our "best efforts" to maintain such listing, we will be in default under our 5% European Notes and, as a result of cross-default provisions, our other debt obligations. Any default under our debt agreements will result in a majority of our debt obligations becoming due in full. We do not currently have available sufficient funds to pay our debt obligations in cash and there is no assurance we will obtain such funds if such debt became due.

We have a history of losses and may suffer losses in the future.

     We have reported losses in each of the last five fiscal years, including a net loss of $41,023,000 for the year ended December 31, 2001 that was primarily caused by the writedown of our oil and gas properties and the impairment of our investment in Costa Rica. We have reported cumulative net losses of approximately $263 million over the last five years. Our ability to generate net income is strongly affected by, among other factors, our ability to successfully drill our undeveloped reserves as well as the market price of crude oil and natural gas. During the fourth quarter of 2000, we recorded a writedown of our oil and gas properties of approximately $156 million primarily due to a significant reduction in our proved undeveloped reserves in Colombia following the drilling of a non-productive well. If we are unsuccessful in drilling productive wells in the future or the market price of crude oil and natural gas declines, we may report additional losses in the future.

Our financial condition may suffer if estimates of our oil and gas reserve information are adjusted, and fluctuations in oil and gas prices and other factors affect our oil and gas reserves.

     Our oil and gas reserve information is based upon criteria mandated by the SEC and reflects only estimates of the accumulation of oil and gas and the economic recoverability of those volumes. Our future production, revenues and expenditures with respect to such oil and gas reserves will likely be different from estimates, and any material differences may negatively affect our business, financial condition and results of operations.

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

     Because all reserve estimates are to some degree subjective, each of the following items may prove to differ materially from those assumed in estimating reserves:

  .  the quantities of oil and gas that are ultimately recovered,

  .  the production and operating costs incurred,

  .  the amount and timing of future development expenditures, and

  .  future oil and gas sales prices.

     Furthermore, different reserve engineers may make different estimates of reserves and cash flow based on the same available data.

     The estimated discounted future net cash flows described in this Annual Report should not be considered as the current market value of the estimated oil and gas reserves attributable to our properties from proved reserves. Such estimates are based on prices and costs as of the date of the estimate, in accordance with SEC requirements, while future prices and costs may be materially higher or lower. In addition, such reserves do not reflect the impact of sales of producing properties consummated during 2002.

     For example, prices in effect for oil and natural gas at December 31, 2001 were significantly lower than the average prices a year earlier. The SEC requires that we report our oil and natural gas reserves using the price as of the last day of the year, and accordingly, the value of our oil and natural gas reserves as reported in this Annual Report is significantly lower than the prior year. Using lower values in forecasting reserves will result in a shorter life being given to producing oil and natural gas properties because such properties, as their production levels are estimated to decline, will reach an uneconomic limit, with lower prices, at an earlier date. There can be no assurance that a decrease in oil and gas prices or other differences in our estimates of our reserve will not adversely affect our financial condition and results of operations.

We may require future waivers and amendments to our bank credit facility covenant requirements.

     Our bank credit facility with Bank One, N.A. ("Bank One") requires Harken, as well as certain of its subsidiaries (the "Borrowers") to maintain certain financial covenant ratios and requirements, as calculated on a quarterly basis. For the quarter ended December 31, 2001, Harken and the Borrowers were each not in compliance with its respective debt service coverage ratio requirement. In March 2002, Harken and the 19 Borrowers received a letter from Bank One waiving the Borrowers debt service coverage ratio requirement for the fourth quarter of 2001 and the first quarter of 2002, and waiving Harken's debt service coverage ratio requirement for the fourth quarter of 2001, deleting the requirement beginning in the first quarter of 2002 and adding a current ratio requirement beginning in the first quarter of 2002. Accordingly, we have reflected all of the unpaid facility balance classified as a long-term obligation in our Consolidated Financial Statements. If Harken or the Borrowers are not in compliance with their bank financial covenant ratios or requirements in the future and are unable to obtain a waiver or amendment to the bank credit facility requirements, the bank credit facility would be in default and callable by Bank One. In addition, due to cross-default provisions in Harken's 5% European Note agreement, a majority of our debt obligations would become due in full if any debt is in default. The classification of our long-term debt obligations at December 31, 2001 reflects our expectations that future operating results will result in Harken and the Borrowers being in compliance with the bank financial covenant ratios and requirements in future quarters. However, expectations of future operating results and continued compliance with financial covenants cannot be assured and our lenders' actions are not controllable by us. If our projections of future operating results are not achieved and our debt is placed in default, we could experience a material adverse impact on our financial position and results of operations.

If estimated discounted future net cash flows decrease, we may be required to take additional writedowns.

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

Risks associated with market conditions:

Our stock price is volatile and the value of any investment in our common stock may fluctuate.

     Our stock price has been and is highly volatile, and we believe this volatility is due to, among other things:

  .  the results of our drilling,

  .  current expectations of our future revenue and earnings growth rates,

  .  commodity prices of oil and natural gas,

  . the progress and ultimate success of our capital plan, including our actions with respect to our 5% European Notes, and

  .  the volatility of the market in general.

     For example, the common stock price has fluctuated from a high of $15 per share to a low of $0.86 per share over the last three years. This volatility may affect the market value of our common stock in the future. See Part II, Item 5:
Market for Registrant's Common Equity and Related Stockholder Matters.

Future sales of our common stock pursuant to outstanding registration statements may affect the market price of our common stock.

     There are currently several registration statements with respect to our common stock that are or will become effective, pursuant to which certain of our stockholders may sell up to an aggregate of 11.5 million shares of common stock. Any such sale of stock may also decrease the market price of our common stock.

We may issue additional shares of common stock that may dilute the value of our common stock and adversely affect the market price of our common stock.

     We may issue additional shares of common stock in the following scenarios:

..    approximately 1.5 million shares of common stock may be required to be issued pursuant to our stock options,

..    approximately 9.5 million shares of common stock may be issued pursuant to other securities exercisable or exchangeable, or convertible into, shares of common stock, and

..    a significant number of additional shares of common stock may be issued for financing or other purposes.

     A large issuance of shares of common stock in any or all of the above scenarios will decrease the ownership percentage of current outstanding stockholders and will likely result in a decrease in the market price of our common stock. Any large issuance will also likely result in a change in control of Harken.

If we redeem our existing convertible notes with shares of common stock, you will suffer a significant dilution of your ownership percentage and the redemptions will likely result in a change in control of Harken.

     Any redemptions of our existing convertible notes involving a large issuance of shares will result in a substantial dilution of your ownership percentage of our common stock. The number of new shares to be issued will also likely result in a change in control of Harken and, depending on the ownership of the notes, a small group of stockholders could control the election of the board of directors and the approval of other matters presented for consideration by the stockholders, which could include amendments to our charter, mergers, acquisitions and various corporate governance actions. You will incur immediate and likely substantial net asset dilution.

We have issued shares of preferred stock with greater rights than our common stock and may issue additional shares of preferred stock in the future.

     We are permitted under our charter to issue up to 10 million shares of preferred stock. We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. As of March 29, 2002, we have outstanding 494,465 shares of Series G1 preferred stock and 95,800 shares of Series G2 preferred stock. These shares of preferred stock have rights senior to our common stock with respect to dividends and liquidation. In addition, such preferred stock may be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price of our common stock. Each share of Series G1 preferred stock and Series G2 preferred stock may be converted into shares of common stock at the conversion price of $12.50 and $3.00 per share of common stock, respectively, for each $100.00 liquidation value of a share of such preferred stock plus the amount of any accrued and unpaid dividends.

Our domestic operating strategic plan includes the acquisition of additional reserves through business combinations.

     Our domestic operations have shifted from primarily an exploration and development focus to an acquisition growth strategy, with a reduced emphasis on exploration. We are seeking additional acquisition opportunities to expand our domestic operations and increase our oil and gas reserves in North America. We may not be able to consummate future acquisitions on favorable terms. Additionally, any such future transactions may not achieve favorable financial results.

     Future business combinations may also involve the issuance of shares of our common stock, which could have a dilutive effect on your percentage ownership as a stockholder. We may not have a sufficient number of authorized shares to issue in any such business combinations and we may need to obtain stockholder approval to authorize additional shares for issuance. Further, the use of shares in business combinations will reduce the number of shares available for the redemption of existing convertible notes.

     In addition, acquisitions may require substantial financial expenditures that will need to be financed through cash flow from operations or future debt and equity offerings by us and we may not be able to acquire companies or oil and gas properties using our equity as currency. In the case of cash acquisitions, we may not be able to generate sufficient cash flow from operations or obtain debt or equity financing sufficient to fund future acquisitions of reserves.

Risks associated with our operations:

Oil and gas price fluctuations in the market may adversely affect the results of our operations.

     The results of our operations are highly dependent upon the prices received for our oil and natural gas production. Substantially all of our sales of oil and natural gas are made in the spot market, or pursuant to contracts based on spot market prices, and not pursuant to long-term, fixed-price contracts. Accordingly, the prices received for our oil and natural gas production are dependent upon numerous factors beyond our control. These factors include the level of consumer product demand, governmental regulations and taxes, the price and availability of alternative fuels, the level of foreign imports of oil and natural gas and the overall economic environment. Significant declines in prices for oil and natural gas could have a material adverse effect on our financial condition, results of operations and quantities of reserves recoverable on an economic basis. Any significant decline in prices of oil or gas could have a material adverse effect on our financial condition and results of operations. Recently, the price of oil and natural gas has been volatile. For example, during 2001, the price for a barrel (bbl) of oil ranged from a high of $29.25 to a low of $14.25 and the price for a thousand cubic feet (Mcf) of gas ranged from a high of $10.53 to a low of $1.74.

Our operations require significant expenditures of capital that may not be recovered.

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

The oil and gas we produce may not be readily marketable at the time of production.

     Crude oil, natural gas, condensate and other oil and gas products are generally sold to other oil and gas companies, government agencies and other industries. The availability of ready markets for oil and gas that we might discover and the prices obtained for such oil and gas depend on many factors beyond our control, including:

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

We may encounter operating hazards that may result in substantial losses.

     We are subject to operating hazards normally associated with the exploration and production of oil and gas, including blowouts, explosions, oil spills, cratering, pollution, earthquakes, labor disruptions and fires. The occurrence of any such operating hazards could result in substantial losses to our Company due to injury or loss of life and damage to or destruction of oil and gas wells, formations, production facilities or other properties. We maintain insurance coverage limiting financial loss resulting from certain of these operating hazards. We do not maintain full insurance coverage for all matters that may adversely affect our operations, including war, terrorism, nuclear reactions, government fines, treatment of waste, blowout expenses and business interruptions. Losses and liabilities arising from uninsured or underinsured events could reduce our revenues or increase our costs. There can be no assurance that any insurance will be adequate to cover losses or liabilities associated with operational hazards. We cannot predict the continued availability of insurance, or its availability at premium levels that justify its purchase.

Drilling oil and gas wells particularly in certain regions of the United States and foreign countries could be hindered by hurricanes, earthquakes and other weather-related operating risks.

     Our operations in the Louisiana wetlands, the onshore regions of Texas and in Colombia, Costa Rica, Peru and Panama are subject to risks from hurricanes and other natural disasters. Damage caused by hurricanes, earthquakes or other operating hazards could result in substantial losses to our Company. We are not covered by insurance for any business interruption resulting from such events and, upon the occurrence of a natural disaster, this lack of coverage could have a material adverse effect on our financial position and results of operations.

We face strong competition from larger oil and gas companies, which could result in adverse affects on our business.

     The exploration and production business is highly competitive. Many of our competitors have substantially larger financial resources, staffs and facilities. Our competitors in the United States include numerous major oil and gas exploration and production companies and in Colombia, Peru and Panama include such major oil and gas companies as BP Amoco, Exxon/Mobil, Texaco/Shell, Conoco/Phillips and Arco. These major oil and gas companies are often better positioned to obtain the rights to exploratory acreage that we compete for.

Our operations are subject to various litigation that could have an adverse affect on our business.

     Presently, various Harken subsidiaries are defendants in various litigation matters. The nature of Harken and its subsidiaries' operations also expose us to further possible litigation claims in the future. There is risk that any matter in litigation could be adversely decided against Harken or its subsidiaries, regardless of their belief, opinion and position, which could have a material adverse effect on Harken's financial condition and results of operations. Litigation is highly costly and the costs associated with defending litigation could also have a material adverse effect on Harken's financial condition. See
Part I, Item 3, Legal Proceedings.

Compliance with, or breach of, environmental laws can be costly and could limit our operations.

     Our operations are subject to numerous and frequently changing laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. We own or lease, and have in the past owned or leased, properties that have been used for the exploration and production of oil and gas and these properties and the wastes disposed on these properties may be subject to the Comprehensive Environmental Response, Compensation and Liability Act, the Oil Pollution Act of 1990, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act and analogous state laws. Under such laws, we could be required to remove or remediate previously released wastes or property contamination.

     Laws and regulations protecting the environment have generally become more stringent and, may in some cases, impose "strict liability" for environmental damage. Strict liability means that we may be held liable for damage without regard to whether we were negligent or otherwise at fault. Environmental laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed. Failure to comply with these laws and regulations may result in the imposition of administrative, civil and criminal penalties.

     While we believe that our operations are in substantial compliance with existing requirements of governmental bodies, our ability to conduct continued operations is subject to satisfying applicable regulatory and permitting controls. Our current permits and authorizations and ability to get future permits and authorizations, particularly in foreign countries, may be susceptible, on a going forward basis, to increased scrutiny, greater complexity resulting in increased costs, or delays in receiving appropriate authorizations. In particular, we have experienced and may continue to experience delays in obtaining permits and authorization in Colombia necessary for our operations. In addition, recent judicial and political developments in Costa Rica have significantly and adversely affected our ability to acquire necessary environmental permits and severely limit the opportunity for future oil and gas exploration in Costa Rica. These developments have fully impaired our investment through our subsidiary, Global Energy Development PLC, in certain onshore and offshore properties on the Caribbean side of Costa Rica, as reflected on our consolidated balance sheet contained in this Annual Report.

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

     Costa Rica has implemented policies and laws with a high level of attention to the protection of its ecological areas and environment. As a result, the operations of our indirect subsidiary, Harken Costa Rica Holdings, in Costa Rica are subject to much greater control, scrutiny and restrictions than are usually encountered in international exploration operations. Due to such additional regulations and requirements in Costa Rica, as well as recent rulings by Costa Rica government agencies, Harken Costa Rica Holdings will likely not be able to continue operations in Costa Rica for the foreseeable future.

Our foreign operations involve substantial costs and are subject to certain risks because the oil and gas industries in such countries are less developed.

     The oil and gas industries in Colombia, Costa Rica, Peru and Panama are not as developed as the oil and gas industry in the United States. As a result, our drilling and development operations in many instances take longer to complete and often cost more than similar operations in the United States. The availability of technical expertise, specific equipment and supplies is more limited in Colombia, Costa Rica, Peru and Panama than in the United States. We expect that such factors will continue to subject us to economic and operating risks not experienced in our domestic operations.

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

If we fail to comply with the terms of certain contracts related to our foreign operations, we could lose our rights under each of those contracts.

     The terms of each of the Colombia Association Contracts, the Costa Rica Contract, the Peruvian Technical Evaluation Agreement and the Panamanian Technical Evaluation Agreement require that we perform certain activities, such as seismic interpretations and the drilling of required wells, in accordance with those contracts and agreements. Our failure to timely perform those activities as required could result in the loss of our rights under a particular contract, which would likely result in a significant loss to our Company. As of March 27, 2002, we were in compliance with the requirements of each of the Colombia Association Contracts, the Costa Rica Contract, the Peruvian Technical Evaluation Agreement and the Panamanian

Technical Evaluation Agreement. For further details concerning these contracts and agreements, please see "Liquidity and Capital Resources" contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

We require significant additional financing for our foreign operations, which financing may not be available.

     We anticipate that full development of our existing and future oil and gas discoveries and prospects in Colombia, Costa Rica, Peru and Panama may take several years and require significant additional capital expenditures. If we are unable to timely obtain adequate funds to finance these investments, our ability to develop oil and gas reserves in these countries may be severely limited or substantially delayed. Such limitations or delay would likely result in substantial losses for our Company.

     We anticipate that amounts required to fund our foreign activities will be funded from our existing cash balances, asset sales, stock issuances, production payments, operating cash flows and from joint venture partners. As the exact usage of future funding sources is unknown at this time, we cannot assure you that we will have adequate funds available to finance our foreign operations.

Our foreign operations are subject to political, economic and other uncertainties.

     We currently conduct significant operations in Colombia and Costa Rica, and may also conduct operations in Peru, Panama and other foreign countries in the future. At December 31, 2001, approximately 35% of our proved reserves and 26% of our consolidated revenues were related to Global Energy Development PLC's Colombian operations. Exploration and production operations in foreign countries are subject to political, economic and other uncertainties, including:

 . the risk of war, revolution, border disputes, expropriation, renegotiation or modification of existing contracts, import, export and transportation regulations and tariffs resulting in loss of revenue, property and equipment,

 . taxation policies, including royalty and tax increases and retroactive tax claims,

 . exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over international operations,

 . laws and policies of the United States affecting foreign trade, taxation and investment, and

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

     We cannot assure you that attempts to reduce or prevent guerilla activity will be successful or that guerilla activity will not disrupt our operations in the future. We also cannot assure you that we can maintain the safety of our operations and personnel in Colombia or that this violence will not affect our operations in the future. Continued or heightened security concerns in Colombia could also result in a significant loss to our Company.

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

     Colombia is among several nations whose progress in stemming the production and transit of illegal drugs is subject to annual certification by the President of the United States. Although Colombia was so certified in 2001, there can be no assurance that, in the future, Colombia will receive certification or a national interest waiver. The failure to receive certification or a national interest waiver may result in any of the following:

  . all bilateral aid, except anti-narcotics and humanitarian aid, would be suspended,

  . the Export-Import Bank of the United States and the Overseas Private Investment Corporation would not approve financing for new projects in Colombia,

  . United States representatives at multilateral lending institutions would be required to vote against all loan requests from Colombia, although such votes would not constitute vetoes, and

  . the President of the United States and Congress would retain the right to apply future trade sanctions.

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

     Any sanctions imposed on Colombia by the United States government could threaten our ability to obtain necessary financing to develop the Colombian properties or cause Colombia to retaliate against us, including by nationalizing our Colombian assets. Accordingly, the imposition of the foregoing economic and trade sanctions on Colombia would likely result in a substantial loss to our Company and a decrease in the price of our common stock. We cannot assure you that the United States will not impose sanctions on Colombia in the future or predict the effect in Colombia that these sanctions might cause.

We may suffer losses from exchange rate fluctuations.

     We account for our Colombian, Costa Rican, Peruvian and Panamanian operations using the U.S. dollar as the functional currency. The costs associated with our exploration efforts in Colombia, Costa Rica, Peru and Panama have typically been denominated in U.S. dollars. We expect that a substantial portion of our future Colombian revenues may be denominated in Colombian pesos. To the extent that the amount of our revenues denominated in Colombian pesos is greater than the amount of costs denominated in Colombian pesos, we could suffer a loss if the value of the Colombian peso were to drop relative to the value of the U.S. dollar. Any substantial currency fluctuations could have a material adverse effect on our results of operations and in recent years the value of the Colombian peso relative to the U.S. dollar has declined.

Risk relating to Arthur Andersen LLP's lack of consent:

Representatives of Arthur Andersen are not available to consent to the inclusion of their report on the financial statements of Harken in this prospectus, and you will not be able to recover against Arthur Andersen under Section 11 of the Securities Act of 1933, as amended.

     Arthur Andersen was our independent accountant for our consolidated financial statements for the two years ended December 31, 2000. Representatives for Arthur Andersen are not available to provide the consent required for the incorporation by reference into our registration statements of their report on those financial statements, and we have dispensed with the requirement to file their consent in reliance upon Rule 437a of the Securities Act of 1933, as amended. As a result, you will not be able to recover against Arthur Andersen under Section 11 of the Securities Act of 1933, as amended, for any false or misleading statements of a material fact contained in the financial statements audited by Arthur Andersen or any omissions to state a material fact required to be stated therein. Any claims against Arthur Andersen related to any such false or misleading statements and omissions may be limited.

Properties and Locations

     Production and Revenues -- See also "Note 14- Oil and Gas Disclosures" in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for certain information about Harken's proved oil and gas reserves. A summary of Harken's ownership in its most significant producing properties is as follows:

         -----------------------------------------------------------------------------------------
                                                            Average            Average Revenue
                          Domestic                     Working Interest           Interest
         -----------------------------------------------------------------------------------------
         Lake Raccourci                              29%                    26%
         -----------------------------------------------------------------------------------------
         Lapeyrouse                                  28%                    19%
         -----------------------------------------------------------------------------------------
         Raymondville                                27%                    19%
         -----------------------------------------------------------------------------------------
         West Texas                                  95%                    76%
         -----------------------------------------------------------------------------------------
         Alcaravan Contract - Colombia              100%                    80%
         -----------------------------------------------------------------------------------------
         Bolivar Contract - Colombia                100%                    80%
         -----------------------------------------------------------------------------------------

         -----------------------------------------------------------------------------------------

         -----------------------------------------------------------------------------------------


     The following table shows, for the periods indicated, operating information attributable to Harken's oil and gas interests:

                                                                   Domestic
                                                            Year Ended December 31,
                            ---------------------------------------------------------------------------------------
                                  1997               1998             1999             2000            2001
                            ------------------  --------------- ----------------- ----------------  ---------------
Production:

  Natural Gas (Mcf)                  1,922,000        2,063,000       2,847,000          4,012,000      3,844,000

  Oil (Bbls)                           416,000          433,000         510,000            529,000        273,000

Revenues:

  Natural Gas               $        5,331,000   $    4,373,000  $    6,879,000    $    16,178,000  $  16,643,000

  Oil                       $        8,029,000   $    5,508,000  $    9,188,000    $    15,422,000  $   6,708,000
                            ------------------  --------------- ----------------- ----------------  --------------
    Total                   $       13,360,000   $    9,881,000  $   16,067,000    $    31,600,000  $  23,351,000
                            ==================  =============== ================= ================  ==============

Unit Prices:

  Natural Gas (per Mcf)     $             2.77   $         2.12  $         2.42    $          4.03  $        4.33

  Oil (per Bbl)             $            19.30   $        12.72  $        18.02    $         29.15  $       24.57

  Production costs
   per equivalent
   barrel                   $             7.58   $         7.36  $         7.84    $         10.10  $       10.14

  Amortization
   per equivalent
   barrel                   $             6.60   $         6.03  $         5.41    $          6.43  $        9.10

                                    Colombia

                                                            Year Ended December 31,
                            ------------------------------------------------------------------------------------------
                                 1997              1998              1999              2000                2001
                            --------------  -----------------  ---------------   ----------------  -------------------
Production:

  Oil (Bbls)                      --                  61,000          248,000            460,000             500,000

  Natural Gas (Mcf)               --                      --               --                 --                  --

Revenues:

  Oil                       $     --        $        538,000   $    3,026,000    $    10,649,000   $       8,291,000


  Natural Gas               $     --        $             --   $           --    $            --   $              --

                            --------------  ----------------- ----------------  ----------------- --------------------
    Total                   $     --        $        538,000   $    3,026,000    $    10,649,000   $       8,291,000
                            ==============  ================= ================  ================= ====================

Unit Prices:

  Oil (per Bbl)             $     --        $           8.82   $        12.20    $         23.15   $           16.58

  Natural Gas (per Mcf)     $     --        $             --   $           --    $            --   $              --

  Production and
    transportation costs
    per equivalent barrel   $     --        $           4.39   $         4.90    $          4.96   $            5.87

  Amortization per
    equivalent barrel       $     --        $           1.04   $         3.52    $          9.45   $            8.66

     Acreage and Wells -- At December 31, 2001, Harken owned interests in the following oil and gas wells and acreage. Substantially all of Harken's domestic oil and gas properties are encumbered under the credit facility with Bank One Texas, N.A.

                                    Domestic

                     Gross Wells                Net Wells             Developed Acreage        Undeveloped Acreage
                -----------------------  ------------------------  ------------------------  ------------------------
State               Oil         Gas         Oil          Gas          Gross         Net        Gross         Net
                ------------ ----------- -----------  -----------  ------------  ----------  -----------  -----------
Mississippi              -           --          --           --            --          --       17,156       16,493
Texas                   219          70      212.17        43.54        39,081      23,848       20,090        4,986
Louisiana                35          18       27.88         4.30         6,958       2,939       16,301       10,303
Wyoming                  --          --          --           --            --          --       21,650       13,281
                ------------ ----------- -----------  -----------  ------------  ----------  -----------  -----------
  Total                 254          88      240.05        47.84        46,039      26,787       75,197       45,063
                ============ =========== ===========  ===========  ============  ==========  ===========  ===========

                                    Colombia

                        Gross Wells             Net Wells           Developed Acreage        Undeveloped Acreage
                    ---------------------  ---------------------  ----------------------- --------------------------
Contract Area          Oil        Gas         Oil        Gas        Gross        Net         Gross          Net
                    ----------  ---------  ---------- ----------  ----------- ----------- ------------  ------------
Alcaravan               2          --        1.60         --        2,253       2,253          98,747        49,374

Bocachico               2          --        1.60         --        7,835       3,918          46,865        23,432

Bolivar                 2          --        1.60         --        1,953       1,953         248,047       124,024

Cajaro                  -          --          --         --           --          --          82,752        41,376
                    ----------  ---------  ---------- ----------  ----------- ----------- ------------  ------------
  Total                 6          --        4.80         --        12,041      8,124         476,411       238,206
                    ==========  =========  ========== ==========  =========== =========== ============  ============

     The Cajaro Contract was signed in December 2001, and effective beginning February 2002.

                                   Costa Rica

                        Gross Wells             Net Wells          Developed Acreage        Undeveloped Acreage
                    ---------------------  ---------------------  ---------------------  --------------------------
                       Oil        Gas         Oil        Gas        Gross       Net        Gross          Net
                    ----------  ---------  ---------- ----------  ---------- ----------  -----------  -------------
Costa Rica              --         --          --         --          --         --       1,400,000      560,000

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

                                    Domestic

                                                        Number of Gross Wells Drilled
                          -------------------------------------------------------------------------------------------
                                 Exploratory                    Developmental                      Total
                          ---------------------------    -----------------------------  -----------------------------
                            Productive       Drilled        Productive         Drilled      Productive       Drilled
                          --------------    ----------    ---------------    ---------    --------------    ---------
1999                            4               4                3               3              7               7
2000                            3               6               13              13             16              19
2001                            6              13                6               6             12              19
                          --------------    ----------    ---------------    ---------    --------------    ---------
  Total                        13              23               22              22             35              45
                          ==============    ==========    ===============    =========    ==============    =========

                                           Number of Net Wells Drilled
              ---------------------------------------------------------------------------------------------
                      Exploratory                  Developmental                         Total
              ---------------------------- -------------------------------  -------------------------------
               Productive      Drilled         Productive        Drilled       Productive       Drilled
              ------------- -------------- -------------------  ----------  ----------------- -------------
1999              0.94          0.94              0.41            0.41            1.35            1.35
2000              0.68          1.59              2.49            2.49            3.17            4.08
2001              1.38          2.49              3.25            3.25            4.63            5.74
              ------------- -------------- -------------------  ----------  ----------------- -------------
  Total           3.00          5.02              6.15            6.15            9.15           11.17
              ============= ============== ===================  ==========  ================= =============

                         Colombia

                                              Number of Gross Wells Drilled
               --------------------------------------------------------------------------------------------
                       Exploratory                    Developmental                      Total
              -------------------------------  ----------------------------  ------------------------------
                Productive        Drilled       Productive      Drilled       Productive       Drilled
              ----------------  -------------  -------------  -------------  ------------- ----------------
1999                 --              1             --             --              --              1
2000                 --              --            --             --              --              --
2001                 1               3             --             --              1               3
              ----------------  -------------  -------------  -------------  ------------- ----------------
  Total              1               4             --             --              1               4
              ================  =============  =============  =============  ============= ================

                                               Number of Net Wells Drilled
               --------------------------------------------------------------------------------------------
                       Exploratory                    Developmental                      Total
              -------------------------------  ----------------------------  ------------------------------
                Productive        Drilled       Productive      Drilled       Productive       Drilled
              ----------------  -------------  -------------  -------------  ------------- ----------------
1999                --              1.00           --             --             --             1.00
2000                --              --             --             --             --              --
2001               1.00             3.00           --             --             1.00           3.00
              ----------------  -------------  -------------  -------------  ------------- ----------------
  Total            1.00             4.00           --             --             1.00           4.00
              ================  =============  =============  =============  ============= ================

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

     Harken and Global have offices in Houston, Texas, Southlake, Texas and Bogota, Colombia. Harken leases approximately 26,800 square feet of office space in Houston, Texas, which lease runs through October 2006, approximately 2,200 square feet in Southlake, Texas, which runs through May 2004, and approximately 9,700 square feet of office space in Bogota, Colombia, which lease runs through April 2002. The average annual cost of Harken's Houston lease is approximately $659,000. See "Liquidity and Capital Resources -- Capital Commitments -- Consolidated Contractual Obligations" contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 3. LEGAL PROCEEDINGS

     In September 1997, Harken Exploration Company, a wholly-owned subsidiary of Harken, was served with a lawsuit filed in U.S. District Court for the Northern District of Texas, Amarillo Division, styled D. E. Rice and Karen Rice, as
                                             -----------------------------
Trustees for the Rice Family Living Trust ("Rice") vs. Harken Exploration
-------------------------------------------------------------------------
Company. In the lawsuit, Rice alleges damages resulting from Harken Exploration
-------
Company's alleged spills on Rice's property and claimed that the Oil Pollution Act ("OPA") should be applied in this circumstance. Rice alleges that remediation of all of the alleged pollution on its land would cost approximately $40,000,000. In October 1999, the trial court granted Harken's Motion for Summary Judgment that the OPA did not apply and dismissed the Rice claim under it. Rice appealed the trial court's summary judgment to the U.S. Fifth Circuit Court of Appeals. In April 2001, the Fifth Circuit Court of Appeals issued its opinion affirming the trial court's summary judgment in Harken's favor. Based on this affirmation of the summary judgment, in Harken management's opinion, the results of any further appeal will not have a material adverse effect on Harken's financial position. On August 15, 2002, Harken was served with a new suit filed by Rice in state court in Hutchinson County, Texas. In this new state case, Rice continues to seek approximately $40,000,000 in remediation costs and damages. Harken recently filed a motion for partial summary judgment seeking a ruling that remediation costs are not the proper measure of damages and that Rice's property damages, if any, should be measured by the alleged diminution in value of its land. The Court held a hearing on Harken's motion on October 30, 2002, but has not yet issued a ruling. Harken's management believes that the correct measure of damages is the alleged diminution in value of Rice's land. Therefore, in Harken management's opinion, the results of such additional claim will not have a material adverse effect on Harken's financial position.

     Search Acquisition Corp. ("Search Acquisition"), also known as Harken Texas Acquisition Corp., a wholly-owned subsidiary of Harken, was a defendant in a lawsuit filed by Petrochemical Corporation of America and Lorken Investments Corporation (together, "Petrochemical"). This lawsuit arose out of Petrochemical's attempt to enforce a judgment of joint and several liability entered in 1993 against a group of twenty limited partnerships known as the "Odyssey limited partnerships." Petrochemical claimed that Search Exploration, Inc. is liable for payment of the judgment as the successor-in-interest to eight Odyssey limited partnerships. Search Acquisition was the surviving corporation in Harken's 1995 acquisition of Search Exploration, Inc. On February 28, 1996, the court granted Search Acquisition's motion for summary judgment in this case. On July 3, 1998, the Fifth District Court of Appeals for the State of Texas reversed the trial court's summary judgment and remanded the case to the trial court. In December 2001, a jury trial was held in this matter. The jury returned a verdict finding for Petrochemical in the amount of $1.1 million of actual damages and $3 million in punitive damages. In April 2002, the court entered judgment on the verdict rendered by the jury. Search Acquisition then filed a motion for a new trial. In June 2002, Petrochemical filed with the U.S. Bankruptcy Court in Dallas, Texas an involuntary petition in bankruptcy against Search Acquisition, under Chapter 7 of the Bankruptcy Code, and moved for the appointment of an interim trustee. Search Acquisition agreed to the entry of an order for relief under Chapter 7, as well as the appointment of the interim trustee. These actions resulted in a stay of Search Acquisition's motion of the Court's judgment on the jury verdict totaling $4.1 million. Thereafter, McCulloch Energy, Inc. ("McCulloch"), a wholly-owned subsidiary of Search Acquisition, filed a voluntary petition in bankruptcy under Chapter 7 of the Bankruptcy Code in the U.S. Bankruptcy Court in Houston, Texas. The stay of Search Acquisition's motion and the related bankruptcy filings led to negotiations in bankruptcy and mediation relating to the Petrochemical suit and judgment. As a result of these events, on August 1, 2002, pursuant to a mediated settlement, Petrochemical and the bankruptcy trustees agreed to release their claims against Harken in exchange for a payment of $2 million to be distributed to Petrochemical, and a payment of approximately $189,000 to pay administrative expenses and other creditors of the bankruptcy estates. Pursuant to the mediation agreement, Petrochemical elected to receive 100% of the stock of McCulloch in September 2002. McCulloch does not have any contractual arrangements that are material to Harken's operations and has a book and fair value each less than $10,000. The mediation agreement was approved by the Bankruptcy Courts in Dallas and Houston in September 2002. Payment of the mediation settlement was also made in September 2002.

     420 Energy Investment, Inc. and ERI Investments, Inc. (collectively "420 Energy") filed a lawsuit against XPLOR Energy, Inc., a wholly-owned subsidiary of Harken ("XPLOR"), on December 21, 1999 in the New Castle County Court of Chancery of the State of Delaware. 420 Energy alleges that they are entitled to appraisal and payment of the fair value of their common stock in XPLOR as of the date XPLOR merged with Harken. Harken has relied on an indemnity provision in the XPLOR merger agreement to tender the costs of defense in this matter to former stockholders of XPLOR. Although the outcome of this litigation is uncertain, because the former stockholders of XPLOR have accepted indemnification of this claim, Harken believes that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken's financial condition.

     In August 2001, a new lawsuit was filed by New West Resources, Inc. ("New West"), a former XPLOR stockholder, against XPLOR, Harken and other defendants in state court in Dallas, Texas. Harken received service of process in February 2002. New West claims that it lost its $6 million investment in XPLOR as a result of misrepresentations by XPLOR and breach of fiduciary duties by certain XPLOR directors. Harken believes this new suit is an adjunct of the prior appraisal rights claim by 420 Energy. The former stockholders of XPLOR have rejected Harken's request for indemnification of this claim under the XPLOR merger agreement. However, Harken intends to continue to pursue and enforce, through whatever steps are necessary, any indemnification from the third parties. Harken has tendered the defense of this claim to National Union Fire Insurance Company, pursuant to insurance policy coverage held by XPLOR. National Union has accepted defense of this claim subject to a reservation of rights. Based on the facts that (i) the allegations of New West's current petition focus primarily on defendants other than Harken, (ii) New West has provided no evidence supporting its claims in response to Harken's discovery requests and
(iii) the case is set for January 23, 2003, but New West has not served process upon certain of the defendants described in New West's petition as being the primary wrongdoers, Harken does not believe the claims asserted against Harken are meritorious. Therefore, in Harken management's opinion, the ultimate outcome of this litigation will not have a material adverse effect on Harken's financial condition.

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

                                                     Prices
                                             -----------------------
                                              High              Low
                                             ------            -----
             2000 --  First Quarter          $15.00            $6.25

                      Second Quarter          10.00             5.63

                      Third Quarter            9.38             6.25

                      Fourth Quarter           6.88             2.38

             2001 --  First Quarter            6.97             3.05

                      Second Quarter           3.59             2.27

                      Third Quarter            2.39             1.50

                      Fourth Quarter           1.75             0.86

Dividends

     Harken has not paid any cash dividends on common stock since its organization and it is not contemplated that any cash dividends will be paid on shares of common stock in the foreseeable future. Dividends may not be paid to holders of common stock prior to all dividend obligations related to Harken Series G1 Preferred and Series G2 Preferred being satisfied.

     For further discussion of the terms of the Harken Series G1 Preferred and Series G2 Preferred issued during the year, see Item 8, Notes to Consolidated Financial Statements, "Note 8 -- Stockholders' Equity." Such issuances were pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth historical financial data derived from our audited Consolidated Financial Statements and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements.

                                               1997           1998         1999            2000          2001
                                           ------------  ------------  ------------   -------------  ------------
     Operating Data:
     ---------------
     Revenues                              $ 18,768,000  $ 19,770,000  $ 23,456,000   $  44,395,000  $ 32,423,000
     Loss before extraordinary items       $   (284,000) $(55,787,000) $(12,295,000)  $(160,671,000  $(43,998,000)
     Net loss                              $   (284,000) $(55,787,000) $(12,845,000)  $(152,933,000  $(41,023,000)
     Basic and diluted loss per common
     share (1):
       Loss before extraordinary items     $      (0.03) $      (4.42) $      (1.44)  $       (9.55) $      (2.61)
                                           ------------  ------------  ------------   -------------  ------------
       Net loss                            $      (0.03) $      (4.42) $      (1.48)  $       (9.09) $      (2.45)
                                           ============  ============  ============   =============  ============
     Balance Sheet Data:
     -------------------

     Current assets                        $126,392,000  $144,163,000  $ 32,178,000   $  29,144,000  $ 14,245,000
     Current liabilities                   $ 15,752,000  $ 20,426,000  $ 11,202,000   $  13,877,000  $ 10,867,000
                                           ------------  ------------  ------------   -------------  ------------
     Working capital                       $110,640,000  $123,737,000  $ 20,976,000   $  15,267,000  $  3,378,000
                                           ============  ============  ============   =============  ============
     Total assets                          $238,780,000  $320,116,000  $298,785,000   $ 145,347,000  $ 95,806,000
     Long-term obligations:
       Convertible notes                   $ 39,880,000  $ 85,000,000  $ 95,869,000   $  69,940,000  $ 51,388,000
       Development finance obligation      $ 25,740,000  $ 38,552,000  $  1,302,000   $          --  $         --
       Bank credit facilities              $         --  $         --  $ 10,500,000   $   9,937,000  $  7,937,000
       Other long-term obligations         $         --  $         --  $  5,078,000   $   4,917,000  $  9,400,000
                                           ------------  ------------  ------------   -------------  ------------
         Total                             $ 65,620,000  $123,552,000  $112,749,000   $  84,794,000  $ 68,725,000
                                           ============  ============  ============   =============  ============
     Stockholders' equity                  $157,408,000  $176,138,000  $174,834,000   $  46,676,000  $ 16,214,000
     Series F preferred stock
     outstanding (3)                                 --        15,000            --              --            --
     Series G1 preferred stock
     outstanding (4)                                 --            --            --         158,155       446,417
     Series G2 preferred stock
     outstanding (4)                                 --            --            --              --        95,300
     Weighted average common shares
     outstanding (1)                         10,908,770    13,025,273    14,413,517      16,863,610    18,063,584
     Proved reserves at end of year (2):
       Bbls of oil                           13,088,000    31,522,000    29,678,000       6,794,000     7,626,000
       Mcf of gas                            33,293,000   108,451,000    52,818,000      54,836,000    39,393,000
       Future net cash inflows             $144,543,000  $226,974,000  $451,118,000   $ 421,634,000  $104,166,000
       Present value (discounted at 10%
       per year)                           $ 90,580,000  $144,851,000  $280,427,000   $ 264,697,000  $ 63,297,000

(1) Loss per share amounts and weighted average common shares outstanding calculations reflect the impact of a one-for-ten reverse stock split which was effective November 7, 2000.
(2) These estimated reserve quantities, future net revenues and present value figures are related to proved reserves located in the United States and Colombia. No consideration has been given to probable or possible reserves. Oil and gas year end prices were held constant except where future price increases were fixed and determinable under existing contracts and government regulations. Due primarily to the significant decline in Harken's estimated present value of future net cash flows as a result of low oil and gas prices during 1998, Harken recorded a non-cash valuation allowance on its domestic oil and gas properties of approximately $50.5 million during the year December 31, 1998. Due primarily to a significant reduction in Harken's proved undeveloped oil reserves on its Bolivar Association Contract in Colombia, Harken recorded a non-cash valuation allowance of approximately $156.4 million during the year ended December 31, 2000. Due to reduced oil and gas prices as of December 31, 2001, Harken recorded a consolidated non-cash valuation allowance of approximately $18.7 million during the year ended December 31, 2001.
(3) See "Notes to Consolidated Financial Statements, Note 8 -- Stockholders' Equity" contained in Part II, Item 8, for a discussion of Harken Series F Preferred Stock.
(4) See "Notes to Consolidated Financial Statements, Note 8 -- Stockholders' Equity" contained in Part II, Item 8, for a discussion of Harken Series G1 and Series G2 Preferred Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     The year ended December 31, 2001 was a year in which Harken's two operating segments initiated new business strategies in response to changing industry conditions. Harken's domestic operating segment has completed a period of significant successful drilling activity over the past two years, and in light of reduced prices for oil and natural gas, has reduced its exploration and development activity at this time in favor of pursuing oil and gas reserve growth through merger and acquisition activity. In April 2002, Harken, through a wholly-owned subsidiary, acquired certain producing property interests (the "Republic Properties") in exchange for 2,645,500 shares of Harken common stock. Harken's international operating strategy was significantly revised with the announced restructuring plan whereby Harken's Latin American assets and operations were transferred to, and the obligations relating to such assets and operations were assumed by, a subsidiary, Global Energy Development Ltd. ("Global"), which subsequently transferred such assets, obligations and operations into a newly formed subsidiary whose stock has now been listed on a United Kingdom exchange, facilitating the ability for Global to seek financing, growth and other capital plans on its own. Global's new business strategy is to identify, develop and promote energy projects from throughout Latin America to industry and financial partners and to aggregate assets in Latin America through strategic acquisitions and alliances. The changing focus for each of Harken's two operating segments reflect a response to exposing Harken stockholders to the growth opportunities of the oil and gas industry overall, as it seeks to meet energy demand domestically, particularly in the wake of future supply uncertainties following the September 11, 2001 tragedy.

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

     Classification of long-term debt -- Harken's bank credit facility with Bank One, N.A. ("Bank One") requires Harken, as well as certain of its subsidiaries (the "Borrowers") to maintain certain financial covenant ratios and requirements, as calculated on a quarterly basis. For the quarter ended December 31, 2001, Harken and the Borrowers were each not in compliance with its respective debt service coverage ratio requirement and have received a waiver to these facility requirements from Bank One. Accordingly, Harken has reflected all of the unpaid facility balance classified as a long-term obligation in its Consolidated Financial Statements. If Harken or the Borrowers are not in compliance with their bank financial covenant ratios or requirements in the future and are unable to obtain a waiver or amendment to the facility requirements, the credit facility would be in default and callable by Bank One. In addition, due to cross-default provisions in Harken's 5% European Note agreement and Benz Convertible Notes, a majority of Harken's debt obligations would become due in full if any debt is in default. The classification of Harken's long-term debt obligations at December 31, 2001 reflects Harken's expectations that future operating results will result in Harken and the Borrowers being in compliance with the bank financial covenant ratios and requirements in future quarters. However, expectations of future operating results and continued compliance with financial covenants cannot be assured and our lenders' actions are not controllable by Harken. If Harken's projections of future operating results are not achieved and its debt is placed in default, Harken would experience a material adverse impact on its financial position and results of operations.

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

                                                            Year Ended December 31,
                                                    ---------------------------------------
       Domestic Exploration and Production
       Operations                                       1999          2000          2001
       -----------------------------------          -----------   -----------   -----------
         Gas sales revenues                         $ 6,879,000   $16,178,000   $16,643,000

            Gas volumes in Mcf                        2,847,000     4,012,000     3,844,000

            Gas price per Mcf                       $      2.42   $      4.03          4.33

         Oil sales revenues                         $ 9,188,000   $15,422,000   $ 6,708,000

            Oil volumes in barrels                      510,000       529,000       273,000

            Oil price per barrel                    $     18.02   $     29.15   $     24.57

         Gas plant revenues                         $   652,000   $   928,000          --

       Middle American Exploration and
       Production Operations
       -------------------------------
         Oil sales revenues                         $ 3,026,000   $10,649,000   $ 8,291,000

            Oil volumes in barrels                      248,000       460,000       500,000

            Oil price per barrel                    $     12.20   $     23.15   $     16.58


       Other Revenues
       --------------
         Interest Income                            $ 3,693,000   $ 1,188,000   $   673,000

         Other Income                               $    18,000   $    30,000   $   108,000

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

     Domestic oil and gas operating expenses consist of lease operating expenses and production and reserve based taxes. Domestic oil and gas operating expenses decreased 23% to $9.3 million during 2001 compared to $12.1 million during the prior year primarily due to the above mentioned sales of producing properties. Oil and gas operating expenses decreased slightly per unit of production due to the replacement of sold producing fields with newly completed gas production. Harken continues to seek to sell a specific domestic field operation, the Main Pass 35 Field, which is located in the Plaquemines Parish of Louisiana, with high operating costs per barrel. Such efforts are intended to further reduce Harken's overall operating expenses per unit of production beginning early 2002.

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

     During the fourth quarter of 2001, due to reduced oil and gas prices at December 31, 2001, Harken recorded non-cash valuation allowances of approximately $14.4 million related to its domestic oil and gas properties and $4.3 million related to its Colombian oil properties. The valuation is based on the present value, discounted at ten percent, of Harken proved oil and gas reserves based on year end prices. Subsequent increases in oil and gas prices as of March 27, 2002 were not considered in the calculation of the full cost valuation allowance.

     In March 2002, the Costa Rica environmental agency SETENA denied its approval of the requested environmental permit related to Harken's Costa Rica Contract. HCRH has filed an appeal related to this ruling by SETENA. In January 2002, the Costa Rica Constitutional Court rendered a published opinion in a suit that had been filed against another oil and gas operator and MINAE by certain environmental groups. In its opinion, in this case, the Constitutional Court of Costa Rica found, among other issues, that SETENA did not have the current authority to grant environmental permits. In addition, proposed legislation pending in the Costa Rica legislature seeks to abolish the Costa Rica government's rights to grant hydrocarbon exploration contracts. Due to the Costa Rica Constitutional Court decision discussed above, even though it did not directly involve HCRH or the Moin #2 well, as well as the pending legislation described above, Harken and Global believe that HCRH's appeal to SETENA for reconsideration of its denial of the requested permit, or any similar recourse, will be unsuccessful. Further, recent political developments in Costa Rica, in the opinion of Harken and Global, severely limit the opportunity for future oil and gas exploration in Costa Rica. These significant adverse developments have resulted in Harken fully impairing its approximately $8.8 million investment in the Costa Rica project in its Consolidated Balance Sheet as of December 31, 2001.

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

     Interest and other expense decreased during 2001 compared to the prior year period primarily due to the repurchase and exchange of certain 5% European Notes during 2000 and 2001. Such decrease in net interest expense was despite the decrease in the amounts of interest capitalized to Harken's Colombian unevaluated property costs. In addition, during the first quarter of 2001, Harken expensed the remaining unamortized issuance costs related to the International Finance Corporation project loan finance facility, which was terminated in May 2001.

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

     Interest expense and other decreased to $5,297,000 during 2000 from $7,296,000 during the prior year primarily due to the conversion and purchase of the Development Finance Agreements during 1999 and early 2000 from EnCap, a related party (see Note 11 to the Consolidated Financial Statements), for $20 million which represented a discount of approximately $6,300,000 from the minimum amount then payable (in either cash or shares of Harken common stock) upon conversion by the investor pursuant to the terms of the Development Finance Agreement. Harken elected to make such cash payment in order to avoid the potential dilution of its common stock. Such $20 million repurchase amount was a mutually negotiated amount between Harken and the investor. As such, Harken believes that this transaction was made at terms at least as favorable to Harken as those that could have been secured with an unrelated party. Interest and other expenses also decreased due to repurchases of certain European Notes outstanding during 2000. Such decreases in interest expense were partially offset by the interest expense added from XPLOR and the Benz Convertible Notes, as well as the decrease in the amounts of interest capitalized to Harken's Colombian exploration activity, as such activity during 2000 was decreased compared to the prior year period.

     Related to the February 2000 transaction whereby Harken exchanged European Notes in the face amount of $6,000,000 plus accrued interest for 300,000 shares of Harken common stock, Harken reflected a charge to earnings of $2,068,000 related to the fair value of the shares of Harken common stock issued in excess of the number of shares which would have been issued pursuant to the $65.00 per share conversion price of the European Notes. Harken entered into this transaction in order to reduce the outstanding balance of the 5% European Notes and reduce potential impact of redemption of such Notes at their maturity.

     During 2000, Harken repurchased a total of approximately $19 million face amount of European Convertible Notes for approximately $10.7 million cash plus transaction expenses. In connection with such repurchases, Harken has recorded $7,745,000 of extraordinary item gains during the year, which is net of a charge for related unamortized issuance costs.

     During 1999, accretion related to the Series F Preferred Stock of $8,427,000 was reflected as a special charge to the common stockholders since the Series F Stockholder (RGC) elected to present its Series F Preferred for conversion and Harken elected to pay cash of approximately $25,273,000 to RGC in lieu of issuing the 9,295,557 shares of Harken common stock required under the conversion terms of the Series F Preferred. The cash amount paid was equivalent to the market price of the 9,295,557 shares of Harken common stock on the conversion dates of January 5, 1999 and January 7, 1999. Harken elected to make such cash payment in order to avoid potential dilution of its common stock. Harken reflected an additional amount of approximately $1,302,000 of accretion during 1998 related to Series F Preferred which represents the portion of the ultimate redemption value generated in December 1998 and has reflected the additional accretion amount of approximately $8,427,000 in 1999 which represents the ultimate redemption value generated in the first quarter of 1999.

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

     In light of recent reduced oil and gas prices, and as a result of Harken's ongoing capital restructuring discussed above, Harken's domestic operating strategy now includes efforts to increase its oil and gas reserves in North America through acquisitions and development, with a decreased emphasis on exploration drilling activities. Accordingly, Harken's domestic capital expenditure plans have been reduced compared to the prior two-year period. Harken is, however, actively pursuing various North American acquisition and development opportunities. Harken anticipates domestic capital expenditures will total approximately $1.5 million during 2002. Harken also anticipates international capital expenditures will total approximately $1.5 million during 2002. A majority of Harken's planned domestic and international capital expenditures are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Harken losing certain prospect acreage or reducing its interest in future development projects.

     During 2001, Harken's Board of Directors approved a plan to restructure Harken's operations for the purpose of focusing Harken's resources more directly on domestic acquisition, exploration and development operations, particularly in the Gulf Coast region of Texas and Louisiana. Pursuant to this restructuring plan, the Board determined it to be in the shareholders' interest to implement such a plan to move Harken's interests in its Middle American operations, assets and obligations under a separate subsidiary with the name Global Energy Development Ltd. ("Global"), which would have the ability and capability to seek financing and other capital plans on its own. In March 2002, Global transferred all of its interests in its international and operations to, and obligations relating to such assets and operations were assumed by, a United Kingdom subsidiary, Global Energy Development PLC ("Global PLC") in exchange for 92.77% of Global PLC's common stock. Upon the completion of this exchange transaction, Global PLC then completed the listing of its common stock for trading on the AIM Exchange in London, and placed 7.23% (2,085,282 shares) of such stock in a placement to investors, of which less than 1% (166,198 shares) of Global PLC were purchased at the offering price by certain officers, directors and employees of Harken and Global and a family member. Global PLC is seeking additional financing and acquisition activities using its shares of its newly listed common stock. At March 27, 2002, Harken, through Global, owned 92.77% of Global PLC common stock.

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

     Private Placements of Harken Common Stock -- In March 2000, Harken issued 200,000 shares of Harken common stock to two institutional investors in exchange for $1,500,000 cash and 5,000 shares of Benz Series II preferred stock having a face value of $500,000. In May 2000, Harken issued 246,154 shares of Harken common stock to institutional investors in exchange for $1,500,000 cash and 5,000 shares of Benz Series II preferred stock having a face value of $500,000. During the third quarter of 2000, Harken issued 910,476 shares of Harken common stock to institutional investors in exchange for $4,971,000 cash and 13,380 shares of Benz Series II preferred stock having a face value of $1,338,000 and Benz Notes with a face value of

$412,000. No value has been assigned to the Benz securities held by Harken. These private placement investors were also investors in these Benz securities and desired to exchange their Benz securities as part of the consideration paid for these shares of Harken common stock. Harken's objective of this private placement was solely to raise capital, although Harken was willing to accept the Benz securities as a negotiated part of the transaction.

     During 2000, Harken received consideration consisting of approximately $7,767,000 cash, 43,523 shares of Benz Series II preferred stock having a face value of $4,352,300 and Benz Notes with a face value of $3,555,000 in exchange for 158,155 shares of Series G1 Preferred which were issued in October 2000. No value has been assigned to the Benz securities held by Harken. The Series G1 Preferred investors were also investors in these Benz securities and desired to exchange their Benz securities as part of the consideration paid for the G1 Preferred. Harken's objective of this G1 Preferred issuance was solely to raise capital, although Harken was willing to accept the Benz securities as a negotiated part of the transaction.

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

     5% European Convertible Notes Commitments -- On May 26, 1998, Harken issued a total of $85 million of the 5% European Notes, which mature on May 26, 2003. During the second quarter of 2001, Harken issued 325,150 shares of Series G1 Preferred stock in exchange for 5% European Notes in the face amount of $9.0 million. In addition, in July 2001, Harken issued 95,800 shares of Series G2 Preferred stock in exchange for 5% European Notes in the face amount of approximately $9.6 million. Including these most recent exchanges, since issuance and as of March 27, 2002, Harken has retired 5% European Notes totaling approximately $44 million. Harken continues to consider additional transactions with the 5% European Note holders whereby Harken may retire additional Notes in exchange for shares of Harken common stock, cash, convertible securities or other consideration. As of March 27, 2002, the remaining principal balance of 5% European Notes was $40,980,000. Interest incurred on the 5% European Notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are redeemed, converted or purchased by Harken prior to their maturity.

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

     Benz Convertible Notes Commitments -- On December 30, 1999, Harken issued $12 million principal amount of the Benz Convertible Notes in exchange for certain prospects acquired from Benz Energy, Incorporated ("Benz"), which is an affiliate of EnCap (see Note 11 to the Consolidated Financial Statements). The Benz Convertible Notes originally were to mature on May 26, 2003 with an interest rate of 5% per annum and a conversion price of $65.00 per share, which greatly exceeded the market price for Harken common stock at the acquisition date. Harken's bank lending rate on the acquisition date was 8.3%. Harken believed, for these reasons, that this transaction was made at terms at least as favorable to Harken as those that could have been secured with an unrelated party.

     In March 2000, the maturity date of certain of the Benz Convertible Notes was extended to November 26, 2003. As of March 27, 2002, Harken has repurchased or redeemed approximately $1,125,000 million principal amount of the Benz Convertible Notes for cash and/or Harken common stock. As of March 27, 2002, the outstanding principal balance of Benz Convertible Notes was approximately $10,875,000 and had a maturity date of November 26, 2003.

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

     Harken has accrued approximately $6,779,000 at December 31, 2001 relating to certain operational or regulatory contingencies related to Harken's domestic operations. Approximately $4,300,000 of this accrued amount relates to total future abandonment costs of $7,550,000 of certain of Harken's producing properties, which will be incurred at the end of the properties' productive life. Approximately $1,300,000 of the total operational or regulatory contingencies are expected to be paid during 2002 and are included in current liabilities. The timing of the remaining payments of these operational and regulatory liability cannot be reasonably estimated at this time since they primarily relate to plugging costs that will not be incurred until the end of the productive life of the property in question. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in a material adverse effect upon Harken's financial condition or operations taken as a whole.

     International Commitments - Terms of certain of the Association Contracts entered into between Global's subsidiary Harken de Colombia, Ltd. and Ecopetrol commit Global to perform certain activities in Colombia in accordance with a prescribed timetable. In addition, Global has certain scheduled capital expenditure commitments related to its TEA Agreements in Peru and Panama. Failure by Global to perform these activities as required could result in Global losing its rights under the particular contract, which could potentially have a material adverse effect on Harken's business. As of March 27, 2002, Global was in compliance with the requirements of each of the Association and TEA Contracts, as amended. In light of the political and regulatory developments in Costa Rica discussed above, Global is projecting no capital expenditure plans during 2002 with regard to the Costa Rica Contract.

     Consolidated Contractual Obligations - The following table presents a summary of Harken's contractual obligations and commercial commitments as of December 31, 2001. Harken has no off-balance sheet obligations other than in the table set forth below.

                                                                Payments Due by Period
                                ------------------------------------------------------------------------------------------
Contractual Obligations           2002           2003          2004         2005      2006-2007  Thereafter      Total
-----------------------           ----           ----          ----         ----      ---------  ----------      -----
Bank Credit Facility(1)         $     --     $ 7,900,000     $     --     $     --    $     --   $     --     $ 7,900,000

Operating Leases(2)              744,000         720,000      688,000      689,000     574,000         --       3,415,000

International Commitments(3)          --       2,500,000           --           --          --         --       2,500,000

Domestic Commitments                  --              --           --           --          --         --              --

Convertible Notes Payable(4)          --      51,855,000           --           --          --         --      51,855,000
                                --------     -----------     --------     --------    --------   --------     -----------

Total Contractual Cash
Obligations                     $744,000     $62,975,000     $688,000     $689,000    $574,000   $     --     $65,670,000
                                ========     ===========     ========     ========    ========   ========     ===========

(1) Does not reflect impact of plans to modify or extend existing facility through refinancing.
(2)  Amount net of sublease arrangements in effect at December 31, 2001.
(3) Represents the estimated cost of completion of a well in Colombia required to be drilled by Harken under the Cajaro Contract.
(4) Represents the outstanding obligations owing under the 5% European Notes and the Benz Convertible Notes as of December 31, 2001. These obligations are payable or redeemable for cash or with shares of Harken common stock (See Part II, Item 8, Notes to Consolidated Financial Statements, "Note 7 - Convertible Notes Payable" for further discussion).

     In addition to the above commitments, Harken anticipates that its discretionary domestic and international capital expenditures will total approximately $1.5 million each during 2002. After 2002, government authorities under Harken's Louisiana state leases and operators under Harken's other domestic operations may also request Harken to participate in the cost of drilling additional exploratory and development wells. Harken may fund these future domestic expenditures at its discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on many factors outside of Harken's control, such as the timing of the request the depth of the wells and the location of the property. Harken's discretionary capital expenditures for 2003 will be curtailed if Harken does not have sufficient funds available. If Harken does not have sufficient funds or otherwise chooses not to participate, it may experience a delay of future cash flows from proved undeveloped oil and gas reserves. Such expenditure curtailments could also result in Harken losing certain prospect acreage or reducing its interest in future development projects.

Adequacy of Capital Sources

     Considering Harken's existing cash resources and the potential additional capital sources discussed above, Harken believes that it will have sufficient cash resources to fund all of its planned capital obligations during 2002. In 2003, Harken's most significant capital commitment is satisfying its remaining obligations under the 5% European Notes, the Bank One credit facility and the Benz Convertible Notes, which mature in May 2003, August 2003 and November 2003, respectively. In order to fulfill the obligations under these notes, Harken may:
(i) repurchase these notes from their holders for cash, securities (such as Harken common stock or other convertible debt) and/or other property, (ii) redeem these notes by issuing Harken common stock on or before maturity and/or
(iii) raise additional capital to redeem these notes for cash. The redemption of these notes by issuing common stock could result in substantial dilution of the existing Harken common stock and could require stockholder approval to complete. In addition, the number of new shares to be issued could result in a change of control of Harken. No assurance can be given that Harken will be successful in any redemption or repurchase of the 5% European Notes and the Benz Convertible Notes.

     In addition, if Harken's stock price were to decline significantly, Harken's ability to convert a substantial amount of the 5% European Notes and Benz Convertible Notes into common stock could be limited by the number of authorized but unissued shares of Harken common stock. If there were an insufficient number of shares of common stock to redeem all of the then-outstanding 5% European Notes and Benz Convertible Notes, Harken would have to obtain stockholder approval to increase its authorized common stock before it could redeem all such 5% European Notes and Benz Convertible Notes into common stock. Absent such stockholder approval, Harken would have to otherwise restructure the then-outstanding 5% European Notes and Benz Convertible Notes, or pay such 5% European Notes and Benz Convertible Notes at maturity. There can be no assurance that, in such an event, Harken would be successful in restructuring its obligations under the then-outstanding 5% European and Notes Benz Convertible Notes, or would have available sufficient funds to pay such 5% European Notes and Benz Convertible Notes, in cash, upon maturity. In addition, due to cross-default provisions in Harken's 5% European Notes and the Benz Convertible Note agreements, a majority of Harken's debt obligations would become due in full if any debt is in default.

     Even if Harken is successful in its efforts to redeem or repurchase the 5% European Notes and the Benz Convertible Notes, Harken will still require additional financing in 2003 to fund its operations. Further, Harken may not be able to generate sufficient cash from operations to fund its ongoing exploration and development efforts and fulfill its other capital commitments after 2003. Consequently, Harken expects to fund these operational and capital commitments in 2003 and afterward through a combination of cash on hand, cash flows from operations, issuances or exchanges of debt or equity securities, or through cash provided by either existing or newly established financing arrangements.

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

     Commodity Price Risk -- Harken is a producer of hydrocarbon commodities, including crude oil, condensate and natural gas. Consistent with the prior year, Harken uses oil and gas derivative financial instruments, limited to swaps, collars and options with maturities of 24 months or less, to mitigate its exposure to fluctuations in oil and gas commodity prices on future crude oil and natural gas production. Consistent with the prior year, Harken enters into no commodity derivative financial instruments other than those which are designed to be effective in mitigating commodity price risk of Harken's oil and gas production, and does not participate in speculative derivative trading. Harken uses the sensitivity analysis method to disclose its quantitative disclosure of commodity price risk exposure. Accordingly, Harken has evaluated the potential effect that near term changes in commodity prices would have had on the fair value of its commodity price risk sensitive financial instruments at year end 2001. Assuming a 20% increase in natural gas prices from actual prices at December 31, 2001, the potential decrease in the fair value of Harken's natural gas collar contract at December 31, 2001 would have been approximately $425,000. At December 31, 2001 Harken had no financial instrument risk exposure related to increases or decreases in crude oil prices. The average percentage of Harken's natural gas production hedged during 1999, 2000 and 2001 was approximately 25%.

     Interest Rate Risk -- Consistent with the prior year, Harken invests cash in interest-bearing temporary investments of high quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a significant interest rate risk to Harken. Consistent with the prior year, Harken considers its interest rate risk exposure related to long-term debt obligations is also not significant, as at December 31, 2001 all but approximately $7,937,000 of Harken's financing obligations carry a fixed interest rate per annum. Harken has no open interest rate swaps agreements.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements appear on pages 52 through 98 in this report.

                                                                          Page
                                                                          ----

Report of Independent Auditors ........................................... 51

Consolidated Balance Sheets -- December 31, 2000 and 2001 ................ 53

Consolidated Statements of Operations --
  Years ended December 31, 1999, 2000 and 2001 ........................... 54

Consolidated Statements of Stockholders' Equity --
  Years ended December 31, 1999, 2000 and 2001 ........................... 55

Consolidated Statements of Cash Flows --
  Years ended December 31, 1999, 2000 and 2001 ........................... 56

Notes to Consolidated Financial Statements ............................... 57

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Harken Energy Corporation:

     We have audited the accompanying consolidated balance sheet of Harken Energy Corporation as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Harken Energy Corporation as of December 31, 2000 and for each of the two years in the period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 27, 2001.

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

     As discussed above, the financial statements of Harken Energy Corporation as of December 31, 2000 and for each of the two years in the period then ended were audited by other auditors who have ceased operations. The following paragraphs of these financial statements have been revised: paragraph 13 of Note 1, paragraphs 2 and 5 of Note 2, paragraph 10 of Note 7, paragraph 4 of Note 8 and paragraph 3 of Note 11. We audited the disclosures described in these paragraphs that were applied to revise the 2000 and 1999 financial statements. Our procedures included agreeing the revised disclosures to the Company's underlying records obtained from management, and testing the mathematical accuracy as applicable. In our opinion, such revised disclosures are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 and 1999 financial statements of the Company other than with respect to such revised disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2000 and 1999 financial statements taken as a whole.

                                                   /s/ERNST & YOUNG LLP



Houston, Texas
March 25, 2002,
except for paragraph 13 of Note 1, paragraphs 2 and 5 of Note 2, paragraph 10 of
Note 7, paragraph 4 of Note 8, paragraph 3 of Note 11 and paragraph 4 of Note 15, as to which the date is December 6, 2002

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS/(1)/

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

                                                      ARTHUR ANDERSEN LLP

Houston, Texas
March 27, 2001

(1) Harken Energy Corporation has not been able to obtain, after reasonable efforts, the reissued report of Arthur Andersen LLP related to the 2000 and 1999 financial statements. Therefore, a copy of their previously issued report is included. See Item 9 and Exhibit 23.2 for further information.

                           HARKEN ENERGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                           ASSETS

                                                                                        December 31,
                                                                              -------------------------------
                                                                                   2000               2001
                                                                              -------------     -------------
Current Assets:
  Cash and temporary investments                                                $19,763,000     $   8,523,000
  Restricted cash                                                                   910,000           944,000
  Accounts receivable, net of allowance for uncollectible accounts                7,160,000         3,248,000
     of $468,000 and $483,000 for 2000 and 2001, respectively.
  Related party notes receivable                                                    169,000           169,000
  Prepaid expenses and other current assets                                       1,142,000         1,361,000
                                                                               ------------      ------------
     Total Current Assets                                                        29,144,000        14,245,000

Property and Equipment:
  Oil and gas properties, using the full cost method of accounting:
     Evaluated                                                                  321,845,000       337,440,000
     Unevaluated                                                                 17,666,000         3,472,000
  Facilities and other property                                                  22,048,000        25,000,000
  Less accumulated depreciation and amortization                               (250,598,000)     (287,577,000)
                                                                              -------------     -------------
Total Property and Equipment, net                                               110,961,000        78,335,000
Other Assets, net                                                                 5,242,000         3,226,000
                                                                              -------------     -------------
                                                                              $ 145,347,000     $  95,806,000
                                                                              =============     =============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Trade payable                                                               $   3,106,000     $   2,664,000
  Accrued liabilities and other                                                   8,819,000         6,197,000
  Revenues and royalties payable                                                  1,952,000         2,006,000
                                                                              -------------     -------------
     Total Current Liabilities                                                   13,877,000        10,867,000

Convertible Notes Payable                                                        69,940,000        51,388,000
Bank Credit Facilities                                                            9,937,000         7,937,000
Accrued Preferred Stock Dividends                                                   376,000         3,942,000
Other Long-Term Obligations                                                       4,541,000         5,458,000
Commitments and Contingencies (Note 15)

Stockholders' Equity:
  Series G1 Preferred Stock, $1.00 par value; $100 liquidation value; 240,000 and 700,000 shares authorized, respectively; 158,155 and 446,417 shares
     outstanding, respectively                                                      158,000           446,000
  Series G2 Preferred Stock, $1.00 par value; $100 liquidation value, 400,000
     shares authorized; 95,300 shares outstanding at December 31, 2001                   -             95,000
  Common stock, $0.01 par value; 225,000,000 shares authorized;
     17,699,110 and 18,713,038 shares issued, respectively                          177,000           187,000
  Additional paid-in capital                                                    371,546,000       385,710,000
  Accumulated deficit                                                          (324,886,000)     (369,087,000)
  Accumulated other comprehensive income                                            134,000           296,000
  Treasury stock, at cost, 89,750 and 542,900 shares held, respectively            (453,000)       (1,433,000)
                                                                              -------------     -------------
     Total Stockholders' Equity                                                  46,676,000        16,214,000
                                                                              -------------     -------------
                                                                              $ 145,347,000     $  95,806,000
                                                                              =============     =============

   The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                            HARKEN ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Year Ended December 31,
                                                                     ---------------------------------------------------
                                                                          1999              2000               2001
                                                                     -------------     --------------      -------------
Revenues:
  Oil and gas operations                                             $  19,745,000     $   43,177,000      $  31,642,000
  Interest and other income                                              3,711,000          1,218,000            781,000
                                                                     -------------     --------------      -------------
                                                                        23,456,000         44,395,000         32,423,000
                                                                     -------------     --------------      -------------

Costs and Expenses:
  Oil and gas operating expenses                                         8,935,000         14,379,000         12,204,000
  General and administrative expenses, net                              11,043,000         13,223,000         10,830,000
  Depreciation and amortization                                          6,848,000         13,649,000         15,254,000
  Full cost valuation allowance                                                  -        156,411,000         18,669,000
  Provision for asset impairments                                        1,599,000                  -         14,102,000
  Interest expense and other, net                                        7,296,000          5,297,000          4,663,000
  Charge for European Note conversion                                            -          2,068,000                  -
                                                                     -------------     --------------      -------------
                                                                        35,721,000        205,027,000         75,722,000
                                                                     -------------     --------------      -------------
    Loss before income taxes                                         $ (12,265,000)    $ (160,632,000)     $ (43,299,000)
Income tax expense                                                          30,000             39,000            699,000
                                                                     -------------     --------------      -------------
    Loss before extraordinary items                                  $ (12,295,000)    $ (160,671,000)     $ (43,998,000)
Extraordinary item-gain on repurchase of
  European Notes                                                                 -          7,745,000          2,975,000
Extraordinary item-charge for reduction of
  unamortized issuance costs                                              (550,000)            (7,000)                 -
                                                                     --------------------------------      -------------
    Net loss                                                         $ (12,845,000)    $ (152,933,000)     $ (41,023,000)
                                                                     =============     ==============      =============
Accretion/dividends related to preferred stock                          (8,427,000)          (376,000)        (3,178,000)
                                                                     -------------     --------------      -------------
    Net loss attributed to common stock                              $ (21,272,000)    $ (153,309,000)     $ (44,201,000)
                                                                     =============     ==============      =============
Basic and diluted loss per common share:
  Loss per common share before extraordinary items                   $       (1.44)    $        (9.55)     $       (2.61)
  Extraordinary item-gain on repurchase of
    European Notes                                                               -               0.46               0.16
  Extraordinary item-charge for reduction of
    unamortized issuance costs                                               (0.04)             (0.00)                 -
                                                                     -------------     --------------      -------------
  Loss per common share                                              $       (1.48)    $        (9.09)     $       (2.45)
                                                                     =============     ==============      =============
  Weighted average shares outstanding                                   14,413,517         16,863,610         18,063,584
                                                                     =============     ==============      =============

           The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                            HARKEN ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                         Additional
                                               G1 Preferred  G2 Preferred    Common        Paid-in       Treasury       Accumulated
                                                   Stock        Stock        Stock         Capital         Stock          Deficit
                                               ------------------------------------------------------------------------------------
Balance, December 31, 1998                     $     15,000  $          -  $  135,000  $ 328,711,000  $ (2,552,000)  $ (150,305,000)
 Issuance of common stock, net                            -             -      10,000     20,657,000             -                -
 Conversions of Development Finance
   Obligation                                             -             -      11,000     22,096,000             -                -
 Accretion of preferred stock                             -             -           -      8,427,000             -       (8,427,000)
 Treasury shares purchased                                -             -           -              -    (1,964,000)               -
 Redemption of preferred stock                      (15,000)            -           -    (25,269,000)            -                -
 Settlement of property purchase acquisition              -             -           -     (3,985,000)            -                -
 Net loss                                                 -             -           -              -             -      (12,845,000)
                                               ------------------------------------------------------------------------------------
Balance, December 31, 1999                                -             -     156,000    350,637,000    (4,516,000)    (171,577,000)
 Issuance of common stock net                             -             -      13,000      7,768,000             -                -
 Exchange of European Notes                               -             -       3,000      7,870,000             -                -
 Issuance of preferred stock, net                   158,000             -           -      7,609,000             -                -
 Preferred stock dividends                                -             -           -              -             -         (376,000)
 Repurchase of Benz Convertible Notes                     -             -           -        639,000             -                -
 Treasury shares purchased                                -             -           -              -      (453,000)               -
 Cancellations of treasury shares                         -             -      (2,000)    (4,514,000)    4,516,000                -
 Conversions of Development Finance Obligation            -             -       7,000      1,537,000             -                -
 Net loss                                                 -             -           -              -             -     (152,933,000)
                                               ------------------------------------------------------------------------------------
Balance, December 31, 2000                          158,000             -     177,000    371,546,000      (453,000)    (324,886,000)
 Issuance of common stock, net                            -             -       6,000         95,000             -                -
 Issuance of preferred stock, net                   336,000        96,000           -     14,024,000             -                -
 Preferred stock dividends                                -             -           -              -             -       (3,178,000)
 Purchase of treasury stock                               -             -           -              -      (980,000)               -
 Conversions of preferred stock                     (48,000)       (1,000)      4,000         45,000             -                -
 Comprehensive income:
  Cumulative effect of change in accounting
    principle                                             -             -           -              -             -                -
  Net change in derivative fair value                     -             -           -              -             -                -
  Reclassification of derivative fair value
    into earnings                                         -             -           -              -             -                -
  Net loss                                                -             -           -              -             -      (41,023,000)
  Sub Total
                                               ------------------------------------------------------------------------------------
  Balance, December 31, 2001                   $    446,000  $     95,000  $  187,000  $ 385,710,000  $ (1,433,000)  $ (369,087,000)
                                               ====================================================================================

                                                Accumulated
                                                   Other
                                               Comprehensive
                                                   Income           Total
                                               -------------------------------
Balance, December 31, 1998                     $      134,000   $  176,138,000
 Issuance of common stock, net                              -       20,667,000
 Conversions of Development Finance
   Obligation                                               -       22,107,000
 Accretion of preferred stock                               -                -
 Treasury shares purchased                                  -       (1,964,000)
 Redemption of preferred stock                              -      (25,284,000)
 Settlement of property purchase acquisition                -       (3,985,000)
 Net loss                                                   -      (12,845,000)
                                               -------------------------------
Balance, December 31, 1999                            134,000      174,834,000
 Issuance of common stock, net                              -        7,781,000
 Exchange of European Notes                                 -        7,873,000
 Issuance of preferred stock, net                           -        7,767,000
 Preferred stock dividends                                  -         (376,000)
 Repurchase of Benz Convertible Notes                       -          639,000
 Treasury shares purchased                                  -         (453,000)
 Cancellations of treasury shares                           -                -
 Conversions of Development Finance Obligation              -        1,544,000
 Net loss                                                   -     (152,933,000)
                                               -------------------------------
Balance, December 31, 2000                            134,000       46,676,000
 Issuance of common stock, net                              -          101,000
 Issuance of preferred stock, net                           -       14,456,000
 Preferred stock dividends                                  -       (3,178,000)
 Purchase of treasury stock                                 -         (980,000)
 Conversions of preferred stock                             -                -
 Comprehensive income:
  Cumulative effect of change in accounting
    principle                                      (3,025,000)
  Net change in derivative fair value               1,553,000
  Reclassification of derivative fair value
    into earnings                                   1,634,000
  Net loss                                                  -      (40,861,000)
  Sub Total                                           162,000
                                               -------------------------------
  Balance, December 31, 2001                   $      296,000   $   16,214,000
                                               ===============================

         The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                           HARKEN ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Year Ended December 31,
                                                                              ----------------------------------------------------
                                                                                   1999               2000                2001
                                                                              -------------       -------------       ------------
Cash flows from operating activities:
       Net loss                                                               $ (12,845,000)      $(152,933,000)      $(41,023,000)
           Adjustments to reconcile net loss to net cash
               provided by (used in) operating activities:
            Depreciation and amortization                                         6,848,000          13,649,000         15,254,000
            Full cost valuation allowance                                                 -         156,411,000         18,669,000
            Provision for asset impairments                                       1,599,000                   -         14,102,000
            Charge for European Note conversion                                           -           2,068,000                  -
            Provision for doubtful accounts                                               -                   -                  -
            Amortization of issuance and finance costs                              765,000           1,785,000          1,084,000
            Extraordinary items                                                     550,000          (7,738,000)        (2,975,000)

           Change in assets and liabilities, net of companies acquired:
            (Increase) decrease in accounts receivable                           (1,780,000)         (2,307,000)         3,181,000
            Increase (decrease) in trade payables and other                      (1,090,000)          1,774,000           (597,000)
                                                                              -------------       -------------       ------------
               Net cash provided by (used in) operating activities               (5,953,000)         12,709,000          7,695,000
                                                                              -------------       -------------       ------------

Cash flows from investing activities:
            Proceeds from sales of assets                                         2,358,000           7,045,000         13,390,000
            Capital expenditures, net                                           (60,572,000)        (28,073,000)       (28,677,000)
            Deconsolidation of subsidiary                                                 -                   -           (668,000)
            Cash received from acquired subsidiary                                  261,000                   -                  -
            Proceeds from collection of notes receivable                             98,000                   -                  -
                                                                              -------------       -------------       ------------
               Net cash used in investing activities                            (57,855,000)        (21,028,000)       (15,955,000)
                                                                              -------------       -------------       ------------

Cash flows from financing activities:
            Proceeds from issuances of common stock; net                             47,000           7,710,000                  -
            Repayments of notes payable and long-term obligations               (23,750,000)        (12,003,000)        (2,140,000)
            Proceeds from issuance of preferred stock net                                 -           7,767,000                  -
            Proceeds from collection of note receivable                                   -                   -            140,000
            Redemption of preferred stock                                       (25,284,000)                  -                  -
            Treasury shares purchased                                            (1,964,000)           (453,000)          (980,000)
            Payments for financing costs                                         (1,174,000)           (551,000)                 -
                                                                              -------------       -------------       ------------
               Net cash provided by (used in) financing activities              (52,125,000)          2,470,000         (2,980,000)
                                                                              -------------       -------------       ------------

Net decrease in cash and temporary investments                                 (115,933,000)         (5,849,000)       (11,240,000)

Cash and temporary investments at beginning of year                             141,545,000          25,612,000         19,763,000
                                                                              -------------       -------------       ------------
Cash and temporary investments at end of year                                 $  25,612,000       $  19,763,000       $  8,523,000
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

     During the fourth quarter of 1999, Harken identified certain oilfield equipment assets consisting primarily of casing and tubing materials to be used in the drilling of oil and gas wells in Colombia that would not be utilized during 2000 due to a decrease in the planned number of Colombian wells to be drilled as compared to previous drilling plans. In addition, in the fourth quarter of 1999, Harken made the decision to begin selling such oilfield equipment in the first quarter of 2000 and seek to dispose of such oilfield equipment over the next twelve months. Accordingly, Harken reflected a provision for asset impairment of $1,599,000 during 1999 to reduce the carrying value of such oilfield equipment assets to its fair value (calculated as the current replacement value based on third party fair value estimates for new equipment, less a discount) of approximately $4,167,000. During 2000, Harken reflected a net gain of approximately $351,000 related to the sales of a substantial portion of this oilfield equipment.

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

A summary of Harken's Provision for Asset Impairments for the years ended December 31, 1999, 2000 and 2001 are as follows:

                                                                      Year Ended December 31,
                                                 ---------------------------------------------------------------
                                                        1999                   2000                   2001
                                                 ------------------      -----------------      ----------------
Colombia Oilfield Equipment                      $           1,599       $              -       $           620
Costa Rica Investment                                            -                      -                 8,761
Colombia Transportation Facilities                               -                      -                 3,161
Transaction Costs                                                -                      -                 1,560
                                                 -----------------       ----------------       ---------------
                                                 $           1,599       $              -       $        14,102
                                                 =================       ================       ===============

     Revenue Recognition - Harken uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which Harken is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup its entitled share through production. There are no significant gas balancing arrangements or obligations related to Harken's operations.

     Commodity Derivative Financial Instruments -- Harken has entered into certain commodity derivative instruments which are effective in mitigating commodity price risk associated with a portion of its crude oil and natural gas production and cash flows. Accordingly, Harken applies hedge accounting for those commodity derivative instruments whereby monthly cash settlements of oil and gas price derivatives or the amortization of oil and gas option premiums paid are reported as a component of revenue and cash flows from operations. Settlements of oil and gas price derivatives are based on the difference between the fixed derivative price and the New York Mercantile Exchange closing prices for each month during the life of the contracts. Gains or losses attributable to the termination of a swap or option contract are deferred and recognized in revenue when the hedged crude oil or natural gas is sold. Effective January 1, 2001, Harken adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." For further discussion, see Note 12 -- Hedging Activities.

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

     In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations" which will become effective for fiscal years beginning after June 15, 2002. The new standard requires companies to record a liability for the fair value of asset retirement obligations in the period in which the obligation arises. It is not anticipated that FASB Statement No. 143 will have a significant impact on Harken's results of operations or financial position.

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

(2) MERGERS, ACQUISITIONS AND DISPOSITIONS

     Merger with XPLOR -- On August 19, 1999 Harken agreed to and executed a merger agreement with XPLOR Energy, Inc. ("XPLOR") whereby XPLOR became a wholly-owned subsidiary of Harken. XPLOR explores for, develops and produces oil and gas reserves domestically. The assets of XPLOR consisted primarily of oil and gas property interests located along the Texas and Louisiana Gulf Coasts along with a significant amount of additional exploratory acreage. Under the terms of the merger agreement, the holders of the outstanding shares of the preferred stock of XPLOR converted their stock into 750,000 shares of Harken common stock, and also received 233,607 warrants for the purchase of Harken common stock at $25.00 per share. Additionally, Harken assumed $14,200,000 of bank debt secured by the oil and gas properties of XPLOR. No further consideration was issuable under this transaction to any other class of stock of XPLOR and all outstanding shares of XPLOR stock were cancelled under the merger agreement. The merger with XPLOR was accounted for under the purchase method of accounting.

     The merger with XPLOR was announced on August 23, 1999. Harken assigned a value of approximately $14,531,000 related to the Harken common stock issued in the merger transaction and approximately $1,565,000 related to the warrants. Such values were based upon the market value of the common stock and the fair market value of the warrants (using Black-Scholes method), on the date of the merger. The decision to apply the merger consideration solely to the XPLOR preferred holders, and to cancel the other classes of XPLOR stock, was made by the XPLOR preferred holders due to the fact that the consideration was less than the liquidation value of the XPLOR preferred.

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

     Benz retained a 20% reversionary interest, subject to the Benz Prospects achieving payout as defined in the Purchase and Sale Agreement. Also, pursuant to the agreements, a former officer of Benz may annually earn additional purchase price consideration based on 20% of the project reserve value (using Securities and Exchange Commission proved reserve guidelines after applying an agreed upon discount to non-producing and undeveloped reserves) as of December 31, 2000, 2001 and 2002 less total project costs, as defined, related to the Benz Prospects.

     Pursuant to the agreement, in April 2001 Harken issued 263,301 shares of Harken common stock relating to this additional purchase price consideration based on the reserve value of the Benz Prospects as of December 31, 2000 and adjusted the purchase price by approximately $810,000, based on the market value of the shares issued. No such consideration was required based on the reserve value of the Benz Prospects as of December 31, 2001. In addition, in connection with the acquisition of the Benz Prospects, Harken entered into a consulting agreement with a former officer of Benz whereby Harken paid a monthly consulting fee of $100,000 through December 31, 2000 in exchange for consulting services related to the Benz Prospects. Such defined consulting services included the development of the Benz Prospects, promoting Benz prospect interests to third parties, recommending drilling and other exploration efforts concerning the Benz Prospects, and other matters reasonably requested by Harken. See Note 11 -- Related Party Transactions for a discussion of the relationship that existed between Harken and Benz. At December 30, 1999, the date of the purchase, Harken assigned a purchase price to the Benz prospects, net of the reversionary interest retained by Benz, of approximately $10,969,000, which was equal to the fair value of the Benz Convertible Notes, which was calculated using the borrowing rate of Harken's bank credit facility on the date of the acquisition.

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

     Pro Forma Information --The following unaudited pro forma combined condensed statement of operations for the year ended December 31, 1999 gives effect to the merger with XPLOR and the issuance of the Benz Convertible Notes as if each had been consummated at January 1, 1999. The pro forma data related to the merger with XPLOR reflects the period from January 1, 1999 to the August 19, 1999 merger date and is derived from the unaudited financial statements of XPLOR for the above period. The merger with XPLOR was considered a "significant" transaction, as defined by the Securities and Exchange Commission, and accordingly the audited financial statements for XPLOR were included in Harken's Current Report on Form 8-K/A, as filed on November 1, 1999. The following unaudited pro forma combined condensed statement of operations for the year ended December 31, 2000 gives effect to the sale of Harken Southwest Corporation and the sale of certain producing property interests consummated during 2000, 2001 and 2002 as if each had been consummated at January 1, 2000. The following unaudited pro forma combined condensed statement of operations for the year ended December 31, 2001 gives effect to the sale of certain producing property interests consummated during 2001 and 2002 as if each had been consummated at January 1, 2001. See information above for a detailed discussion of each transaction. None of the above transactions generated any gain or loss.

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

              Pro Forma Combined Condensed Statement of Operations
                      For the Year Ended December 31, 1999
                                  (unaudited)

                                                                        Period from
                                                                      January 1, 1999
                                                                      to Closing Date
                                                                         of Merger
                                                                      ----------------
                                                          Harken           XPLOR          Pro Forma
                                                          Actual           Actual        Adjustments      Pro Forma
                                                       -----------    ----------------   -----------     -----------
Oil and gas revenue                                    $    19,745      $    5,261        $      -       $    25,006

Other revenues                                               3,711              79               -             3,790
                                                       -----------      ----------        --------       -----------
   Total Revenues                                           23,456           5,340               -            28,796
                                                       -----------      ----------        --------       -----------
Oil and gas operating expenses                               8,935           2,535               -            11,470

General and administrative expenses, net                    11,043           1,543               -            12,586

Depreciation and amortization                                6,848           2,735            (596)(1)         8,987

Provision for asset impairments                              1,599               -               -             1,599

Interest expense and other, net                              7,296             708             600 (2)         8,604
                                                       -----------      ----------        --------       -----------
   Total Expenses                                           35,721           7,521               4            43,246
                                                       -----------      ----------        --------       -----------
Income tax expense                                              30               -               -                30
                                                       -----------      ----------        --------       -----------
Loss before extraordinary item                         $   (12,295)     $   (2,181)       $     (4)      $   (14,480)

Extraordinary item                                            (550)              -               -              (550)
                                                       -----------      ----------        --------       -----------
Net loss                                               $   (12,845)     $   (2,181)       $     (4)      $   (15,030)
                                                       -----------      ----------        --------       -----------
Accretion related to preferred stock                        (8,427)              -               -            (8,427)
                                                       -----------      ----------        --------       -----------
Net loss atributed to common stock                     $   (21,272)     $   (2,181)       $     (4)      $   (23,457)
                                                       ===========      ==========        ========       ===========
Basic and diluted loss per common share                $     (1.48)                                      $     (1.58)
                                                       ===========                                       ===========
Weighted average common shares outstanding              14,413,517                                        14,886,119
                                                       ===========                                       ===========

Pro Forma Adjustments - Pro Forma Combined Condensed Statement of Operations - Year Ended December 31, 1999

(1) Pro forma entry to adjust actual depreciation and amortization expense on oil and gas properties for the XPLOR acquired interests to the depreciation and amortization expense calculated on a consolidated basis. See above detail discussion of the merger with XPLOR.

(2) Pro forma entry to reflect interest expense incurred on the Benz Convertible Notes. See above detail discussion of the acquisition of the Benz Prospects. Also, see Note 7 -- Convertible Notes Payable for a detailed discussion of the Benz Convertible Notes.

              Pro Forma Combined Condensed Statement of Operations
                      For the Year Ended December 31, 2000
                                   (unaudited)

                                                        Harken           Pro Forma
                                                        Actual          Adjustments     Pro Forma
                                                      ----------        -----------    -----------
Oil and gas revenue                                   $    43,177        $ (4,512)(1)  $    29,836
                                                                           (8,829)(2)
Other revenues                                              1,218                            1,218
                                                      -----------        --------      -----------
   Total Revenues                                          44,395         (13,341)          31,054
                                                      -----------        --------      -----------
Oil and gas operating expenses                             14,379          (1,787)(1)       10,304
                                                                           (2,288)(2)
General and administrative expenses, net                   13,223            (235)(1)       12,988

Depreciation and amortization                              13,649            (820)(1)       10,588
                                                                           (2,241)(2)
Valuation allowance                                       156,411                          156,411

Interest expense and other, net                             5,297                            5,297

Charge for European Notes conversion                        2,068                            2,068
                                                      -----------        --------      -----------
   Total Expenses                                         205,027          (7,371)         197,656
                                                      -----------        --------      -----------
Income tax expense                                             39                               39
                                                      -----------        --------      -----------
Loss before extraordinary item                        $  (160,671)       $ (5,970)     $  (166,641)

Extraordinary item, net                                     7,738                            7,738

Net loss                                              $  (152,933)       $ (5,970)     $  (158,903)

Preferred stock dividends                                    (376)                            (376)
                                                      -----------        --------      -----------
Net loss atributed to common stock                    $  (153,309)       $ (5,970)     $  (159,279)
                                                      ===========        ========      ===========
Basic and diluted loss per common share               $     (9.09)                     $     (9.45)
                                                      -----------                      -----------
Weighted average common shares outstanding             16,863,610                       16,863,610
                                                      ===========                      ===========

Pro Forma Adjustments - Pro Forma Combined Condensed Statement of Operations - Year Ended December 31, 2000

(1) Pro forma entry to adjust oil and gas revenues, operating expenses, general and administrative expenses and depreciation and amortization to reflect the sale of Harken Southwest Corporation. See above detail description of the sale of Harken Southwest Corporation.
(2) Pro forma entry to adjust oil and gas revenues, operating expenses and depreciation and amortization to reflect the sale of certain producing property interests. See above detail description of the sales of certain producing property interests.

              Pro Forma Combined Condensed Statement of Operations
                For the Year Ended December 31, 2001
                                   (unaudited)


                                                      Harken        Pro Forma
                                                      Actual       Adjustments       Pro Forma
                                                 -----------      ------------     -----------
Oil and gas revenue                              $    31,642      $ (3,678)(1)     $    27,964
Other revenues                                           781                               781
                                                 -----------      --------         -----------
   Total Revenues                                     32,423        (3,678)             28,745
                                                 -----------      --------         -----------
Oil and gas operating expenses                        12,204          (927)(1)          11,277
General and adminstrative expenses, net               10,830                            10,830
Depreciation and amortization                         15,254        (1,159)(1)          14,095
Full cost valuation allowance                         18,669                            18,669
Provision for asset impairments                       14,102                            14,102
Interest expense and other, net                        4,663                             4,663
                                                 -----------      --------         -----------
   Total Expenses                                     75,722        (2,086)             73,636
                                                 -----------      --------         -----------
Income tax expense                                       699                               699
                                                 -----------      --------         -----------
Loss before extraordinary item                   $   (43,998)     $ (1,592)        $   (45,590)
Extraordinary item                                     2,975                             2,975
                                                 -----------      --------         -----------
Net loss                                         $   (41,023)     $ (1,592)        $   (42,615)
Preferred stock dividends                             (3,178)                           (3,178)
                                                 -----------      --------         -----------
Net loss atributed to common stock               $   (44,201)     $ (1,592)        $   (45,793)
                                                 ===========      ========         ===========
Basic and diluted loss per common share          $     (2.45)                      $     (2.54)
                                                 -----------                       -----------
Weighted average common shares outstanding        18,063,584                        18,063,584
                                                 ===========                       ===========

Pro Forma Adjustments - Pro Forma Combined Condensed Statement of Operations - Year Ended December 31, 2001

(1) Pro forma entry to adjust oil and gas revenues, operating expenses and depreciation and amoritization to reflect sale of certain producing properties See above detail description of the sale of certain producing property interests.

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

      In addition, at December 31, 2000 and 2001, Harken held an investment in 66,903 shares of Benz Series II preferred stock and Benz Convertible Notes with a face value of $3,967,000, but has reflected no carrying value for these securities. See Note 8 -- Stockholders Equity, for a discussion of how Harken acquired these Benz securities.

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

(5) MIDDLE AMERICAN OPERATIONS

      Colombian Operations -- Harken's Colombian operations are conducted through Harken de Colombia, Ltd., a wholly-owned subsidiary of Global, which held four exclusive Colombian Association Contracts with

Empresa Colombiana de Petroleos ("Ecopetrol") as of December 31, 2001. These Association Contracts include the Alcaravan Contract, awarded in 1992, the Bocachico Contract, awarded in 1994, the Bolivar Contract, awarded in 1996, and the Cajaro Contract, awarded in December 2001 and effective February 2002. As of December 31, 2001, the Alcaravan Contract covers an area of approximately 24,000 acres in the Llanos Basin of Eastern Colombia. The Bocachico Contract covers approximately 54,700 acres in the Middle Magdalena Valley of Central Colombia and the Bolivar Contract covers an area of approximately 250,000 acres in the Northern Middle Magdalena Valley of Central Colombia. The Cajaro Contract covers approximately 83,000 acres in the Llanos Basin of Eastern Colombia, adjacent to the Alcaravan Contract area.

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

     Under the terms of the Costa Rica Contract, if during the first six years of the contract (the "Exploration Period") Harken Costa Rica Holdings LLC ("HCRH," a Nevada limited liability company) discovers one or more fields capable of producing oil or gas in quantities that are economically exploitable, the term of the contract will be extended for a period of 20 years. Production will be allocated whereby the Costa Rican government will receive up to a 15% royalty interest (sliding scale based on production), and the remaining interest will be paid to HCRH.

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

     In March 2002, Global transferred all of its interests in its international assets and operations to, and obligations relating to such assets and operations were assumed by, a new subsidiary, Global Energy Development PLC ("Global PLC," a United Kingdom company) in exchange for 92.77% of Global PLC's common stock. Upon the completion of this exchange transaction, Global PLC then completed the listing of its common stock for trading on the AIM Exchange in London, and placed 7.23% of such stock in a placement to investors, of which less than 1% was purchased at the offering price by certain officers, directors and employees of Harken and Global and a family member. Global PLC is seeking additional financing and acquisition activities using its shares of its newly listed common stock. At March 27, 2002, Harken, through Global, owned 92.77% of Global PLC common stock.

(6) BANK CREDIT FACILITY OBLIGATIONS

     A summary of long-term bank obligations follows:

                                                    December 31,      December 31,
                                                        2000              2001
                                                   --------------    --------------
       Subsidiary notes payable to bank (A)        $    9,937,000    $    7,937,000

       Subsidiary project finance facility (B)                  -                 -
                                                   --------------    --------------
                                                        9,937,000         7,937,000
       Less: Current portion                                    -                 -
                                                   --------------    --------------
                                                   $    9,937,000    $    7,937,000
                                                   ==============    ==============

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

          On August 11, 2000, certain Harken subsidiaries, including XPLOR (the "Borrowers"), entered into a new three year loan facility with Bank One Texas, N.A. ("Bank One") which is secured by substantially all of Harken's domestic oil and gas properties and a guarantee from Harken. The Bank One facility provides borrowings limited by a borrowing base (as defined by the Bank One facility) which was $12,400,000 as of December 31, 2001. Such borrowing base, which is net of outstanding letters of credit, is re-determined by Bank One on May 1 and November 1 of each year in accordance with the facility agreement. The Bank One facility provides for interest based on LIBOR plus a margin of 2.350% (4.36625% as of December 31, 2001), payable at the underlying LIBOR maturities or lender's prime rate, and provides for a commitment fee of 0.375 % on the unused amount. At December 31, 2001 Harken has $7,937,000 outstanding pursuant to the facility.

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

(7) CONVERTIBLE NOTES PAYABLE

     A summary of convertible notes payable is as follows:

                                      December 31,          December 31,
                                          2000                  2001
                                    ----------------      ----------------
      5% European Notes             $     59,810,000      $     40,980,000

      Benz Convertible Notes              10,130,000            10,408,000
                                    ----------------      ----------------
                                          69,940,000            51,388,000
      Less: Current portion                        -                     -
                                    ----------------      ----------------
                                    $     69,940,000      $     51,388,000
                                    ================      ================


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

     On May 18, 2001, Harken issued 325,150 newly-issued shares of Series G1 Preferred stock in exchange for 5% European Notes in the face amount of $9,000,000. Harken has reflected an extraordinary item gain of $1,147,000 in the accompanying Consolidated Statements of Operations for the difference between the face amount of the 5% European Notes exchanged and the fair value of the Series G1 Preferred shares issued, less transaction expenses. Such fair value was supported by a third-party appraisal of the G1 Preferred stock, based on the market value of the underlying conversion shares of Harken common stock as of the date of the exchange.

     On July 20, 2001, Harken issued 95,800 shares of a new series of convertible preferred stock (the "Series G2 Preferred") in exchange for 5% European Notes in the face amount of $9,580,000. Harken has reflected an extraordinary item gain of $1,722,000 in the accompanying Consolidated Statements of Operations for the difference between the face amount of the 5% European Notes exchanged and the fair value of the Series G2 Preferred shares issued, less transaction expenses. Such fair value was supported by a third-party appraisal of the G2 Preferred stock, based on the market value of the underlying conversion shares of Harken common stock.

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

     For a period of up to nine months following the Closing Date (the "Restricted Put Period"), Benz could have required Harken to redeem the Benz Convertible Notes at Harken's option for either cash or Harken common stock, provided that such consideration was used to retire obligations of Benz at a discount, which is acceptable to Harken at Harken's sole discretion, to the face amount of such obligations. In addition, for a period of nine months, beginning no later than the end of the Restricted Put Period, the Benz Convertible Notes could have been redeemed at Benz's option for an amount equal to 50% of the then outstanding principal amount, plus accrued interest, of the related Benz Convertible Notes, payable at Harken's option either in cash or Harken common stock.

     This restricted put option would never obligate Harken to pay more than the carrying value of the debt, and as such, has not been recognized in the Consolidated Balance Sheet.

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

     Harken currently has reserved approximately 9.5 million shares of common stock which Harken may be required to issue as a result of outstanding warrants, stock options, convertible notes and preferred stock which may be become exercised or converted, particularly in the event of an increase in the market price of Harken's common stock. See Note 7 - Convertible Notes Payable for further discussion of the maturity dates of the outstanding notes payable which are convertible into shares of Harken common stock. Also, see Note 9 - Stock Option Plan for a discussion of Harken's outstanding and exercisable stock options.

     A roll forward of the number of common, preferred and shares held in treasury are as follows:

                                                                  Number of Shares
                                              ------------------------------------------
Description                                     Preferred         Common        Treasury
----------------------------------------------------------------------------------------
Balance at December 31, 1998, (as restated)         1,500     13,476,000        (70,000)

Preferred stock                                    (1,500)             -              -
Accretion of preferred stock                            -              -              -
Treasury stock                                          -              -       (145,000)
Common Stock                                            -        260,000              -
Warrants/Options exercised                              -          2,000              -
Purchase of XPLOR                                       -        750,000              -
Settlement of Property Purchase Acquisition             -              -              -
Conversion of development finance agreement             -      1,083,000              -
                                              -----------  -------------     ----------
Balance as of December 31, 1999                         -     15,571,000       (215,000)

                                                             Number of Shares
                                              ------------------------------------------
Description                                        Preferred     Common      Treasury
----------------------------------------------------------------------------------------
Balance at December 31, 1999, (as restated)             -     15,571,000     (215,000)

Common Stock                                            -      1,357,000            -
Preferred Stock                                   158,000              -            -
Exchange of Euronote                                    -        300,000            -
Purchase of XPLOR                                       -              -            -
Conversion of development finance agreement             -        688,000            -
Treasury Stock                                          -              -       90,000
Cancellation of Treasury Stock and other                -       (217,000)     215,000
                                              -----------  -------------   ----------
Balance as of December 31, 2000                   158,000     17,699,000      (90,000)

                                                                    Number of Shares
                                                 --------------------------------------------------------
         Description                              Preferred G1  Preferred G2    Common       Treasury
     ----------------------------------------------------------------------------------------------------
     Balance at December 31, 2000                      158,000            --    17,699,000      (90,000)

     Common Stock                                           --            --       521,000           --
     Preferred Stock                                   336,000        95,800            --           --
     Treasury Stock                                         --            --            --     (453,000)
     Conversion of G1 P/S to Common Stock              (48,000)           --       415,000           --
     Conversion of G2 P/S to Common Stock                   --          (500)       17,000           --
     Kayne Anderson purchase of interest in wells           --            --        61,000           --
                                                 -------------  ------------    ----------   ----------
     Balance as of December 31, 2001                   446,000        95,300    18,713,000     (543,000)

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

     In January 1999, RGC elected to present its Series F Preferred for conversion and Harken elected to pay cash of approximately $25,273,000 to RGC in lieu of issuing the required shares of Harken common stock. Harken reflected an additional amount of approximately $1,302,000 of accretion during 1998 related to Series F Preferred which represents the portion of the ultimate redemption value generated in December 1998 and has reflected the additional accretion amount of approximately $8,427,000 in 1999 which represents the ultimate redemption value generated in the first quarter of 1999.

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

         Summary of Outstanding Warrants -- At December 31, 2001, Harken has the following outstanding warrants available to be exercised (not in thousands):

 Year of Issuance    Number of Shares    Exercisable   Price    Expiration Date
------------------  ------------------  ------------- -------  -----------------
       1999               233,607          233,607     $25.00        2002

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Harken's pro forma information follows (in thousands except for earnings per share information):

                                                         Year Ended December 31,
                                                  -------------------------------------
                                                     1999         2000          2001
                                                  ----------   ----------    ----------
Pro forma net loss attributed to common stock     $  (25,596)  $ (156,968)   $  (46,778)
Pro forma basic and diluted loss per share        $    (1.78)  $    (9.31)   $    (2.59)

         The weighted average fair value of the options issued in 1999, 2000 and 2001 was $8.30, $2.32, and $2.40 per share, respectively.

         A summary of Harken's stock option activity, and related information for the years ended December 31, 1999, 2000 and 2001 follows (not in thousands):

                                                                    Year Ended December 31,
                                -------------------------------------------------------------------------------------------------
                                             1999                            2000                              2001
                                ------------------------------   ------------------------------    ------------------------------
                                              Weighted-Average                 Weighted-Average                  Weighted-Average
                                  Options      Exercise Price      Options      Exercise Price       Options      Exercise Price
                                -----------   ----------------   -----------   ----------------    -----------   ----------------
Outstanding-beginning of year     1,117,674   $          35.80     1,404,748    $         30.65      1,618,326   $          21.17

   Granted                          338,237   $          13.80       509,500    $          3.41         15,000   $           7.07

   Exercised                              -                  -             -                  -              -                  -

   Forfeited                        (51,163)  $          31.10      (295,922)   $         35.59        (80,074)  $          25.53
                                -----------   ----------------   -----------    ---------------    -----------   ----------------

Outstanding-end of year           1,404,748   $          30.65     1,618,326    $         21.17      1,553,252   $          20.81

Exercisable-end of year             670,362   $          30.30       721,864    $         30.97        980,246   $          27.95


         Exercise prices for options outstanding as of December 31, 1999 ranged from $8.125 to $64.375. Exercise prices for options outstanding as of December 31, 2000 ranged from $3.3125 to $64.375. Exercise prices for options outstanding as of December 31, 2001 ranged from $1.2200 to $64.375.

(10)  INCOME TAXES

         At December 31, 2001, Harken had available for U.S. federal income tax reporting purposes, net operating loss (NOL) carryforward for regular tax purposes of approximately $86,000,000 which expires in 2002 through 2021, alternative minimum tax NOL carryforward of approximately $71,000,000 which expires in 2001 through 2020, and statutory depletion carryforward of approximately $2,400,000 which does not have an expiration date. In recent years, Harken has undertaken numerous transactions that have impacted its capital structure and shareholder base. Accordingly, Harken may have undergone one or more ownership changes within the meaning of Internal Revenue Code
Section 382 that may significantly restrict Harken's ability to utilize those NOLs. In addition, certain of these net operating loss carryforwards have been acquired with the purchase of subsidiaries and must be used to offset future income from profitable operations within those subsidiaries. At December 31, 2001, Harken had available for Colombian income tax reporting purposes NOL carryforward of approximately $25,000,000 which expires in 2004 through 2006.

         The following is a reconciliation of the reported amount of income tax expense for the years ended December 31, 1999, 2000 and 2001 to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income:

                                                  Year Ended December 31,
                                                 -------------------------
                                                  1999     2000      2001
                                                 ------   ------    ------

          Tax expense using statutory rate       $    -   $    -    $    -
          Alternative minimum tax provision           -       39        79
          State income taxes                         30        -         -
          Colombia presumptive income taxes           -        -       620
                                                 ======   ======    ======
               Current tax expense               $   30   $   39    $  699
                                                 ======   ======    ======

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

         In January 2001, pursuant to an agreement executed in December 2000, Harken forgave the repayment of a short-term loan in the principal amount of $250,000, plus accrued interest of $45,000, to a former director and former member of management related to the surrender of his Harken stock options and reflected the forgiveness as a charge to earnings in 2000. Such loan was a recourse loan secured by his options.

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

(13)     OTHER INFORMATION

         Quarterly Data -- (Unaudited) -- The following tables summarize selected quarterly financial data for 2000 and 2001 expressed in thousands, except per share amounts:

                                                          Quarter Ended
                                 -----------------------------------------------------------------       Total
                                    March 31         June 30       September 30     December 31          Year
                                 ---------------- --------------- ---------------- --------------- -----------------
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

         In March 2002, Global transferred all of its interests in its Middle American assets and operations to, and obligations relating to such assets and operations were assumed by, a new subsidiary, Global PLC, in exchange for 92.77% of Global PLC's common stock. Upon the completion of this exchange transaction, Global PLC then completed the listing of its common stock for trading on the AIM Exchange in London, and placed 7.23% of such stock in a placement to investors, of which less than 1% of Global PLC was purchased by certain officers, directors and employees of Harken and Global and a family member at the offering price. Global PLC is seeking additional financing and acquisition activities using its shares of its newly listed common stock. At March 27, 2002, Harken, through Global, owned 92.77% of Global PLC common stock.

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

         See Note 14 - Oil and Gas Disclosures for geographic information regarding Harken's long-lived assets. Harken's financial information for each of its operating segments is as follows for each of the three years in the period ended December 31, 2001:

                                                      North               Middle
                                                     America              America            Total
                                               ---------------------  ---------------- -----------------
For the year ended
  December 31, 1999:

Operating revenues                                $     16,719         $   3,026          $    19,745
Interest and other income                                1,831             1,880                3,711
Depreciation and amortization                            5,591             1,257                6,848
Provision for asset impairments                              -             1,599                1,599
Interest expense and other, net                          2,918             4,378                7,296
Income tax expense                                          30                 -                   30
Segment loss before extraordinary item                  (2,811)           (9,484)             (12,295)
Capital expenditures                                    53,448            44,005               97,453
Total assets at end of year                             99,534           199,251              298,785

For the year ended
   December 31, 2000:

Operating revenues                                $     32,528         $  10,649          $    43,177
Interest and other income                                  617               601                1,218
Depreciation and amortization                            8,200             5,449               13,649
Full cost valuation allowance                                -           156,411              156,411
Interest expense and other, net                          3,304             1,993                5,297
Income tax expense                                          39                 -                   39
Segment income (loss) before
    extraordinary item                                     863          (161,534)            (160,671)
Capital expenditures                                    14,015            12,950               26,965
Total assets at end of year                             97,683            47,664              145,347

For the year ended
   December 31, 2001:

Operating revenues                                $     23,351          $  8,291          $    31,642
Interest and other income                                  548               233                  781
Depreciation and amortization                            8,871             6,383               15,254
Full cost valuation allowance                           14,353             4,316               18,669
Provision for asset impairments                              -            14,102               14,102
Interest expense and other, net                          2,761             1,902                4,663
Income tax expense                                          79               620                  699
Segment income (loss) before
   extraordinary item                                  (16,902)          (27,096)             (43,998)
Capital expenditures                                    11,892            10,721               22,613
Total assets at end of year                             65,732            30,074               95,806

(14) OIL AND GAS DISCLOSURES

     Costs Incurred in Property Acquisition, Exploration and Development
Activities:


                                                        Year Ended December 31,
                                                --------------------------------------
                                                   1999          2000          2001
                                                ----------    ----------    ----------
Domestic costs incurred:
  Acquisition of properties
    Evaluated                                    $  34,720     $       -     $       -
    Unevaluated                                     14,481           161             -
  Exploration                                          815        10,837         2,200
  Development                                        3,432         3,017         9,692
                                                ----------    ----------    ----------
      Total domestic costs incurred              $  53,448     $  14,015     $  11,892
                                                ==========    ==========    ==========

Middle American costs incurred:
  Acquisition of properties
    Evaluated                                    $   3,761     $       -     $     100
    Unevaluated                                         72             -           869
  Exploration                                       40,172        12,950         9,752
  Development                                            -             -             -
                                                ----------    ----------    ----------
      Total Middle American costs incurred       $  44,005     $  12,950     $  10,721
                                                ==========    ==========    ==========

     Middle American costs incurred during 1999 and 2000 include $2,037,000 and $5,122,000 of Costa Rica costs, respectively. Middle American costs during 2001 include $891,000, $635,000 and $166,000 of costs related to Costa Rica, Peru and Panama, respectively.

     Capitalized Costs Relating to Oil and Gas Producing Activities:

                                                             December 31,
                                                --------------------------------------
                                                   1999          2000          2001
                                                ----------    ----------    ----------
Capitalized costs:
  Unevaluated Colombia properties                $  44,767     $     588     $      68
  Unevaluated Peru properties                            -             -           635
  Unevaluated Panama properties                          -             -           166
  Unevaluated Costa Rica properties                  2,037         7,159             -
  Unevaluated domestic properties                   17,111         9,919         2,603
  Evaluated Colombia properties                    121,351       173,358       182,945
  Evaluated domestic properties                    131,159       148,487       154,495
  Colombian production facilities                    1,219           491           501
  Domestic production facilities                    10,236        12,737        14,892
                                                ----------    ----------    ----------
  Total capitalized costs                          327,880       352,739       356,305
    Less accumulated depreciation and
      amortization                                 (75,071)     (243,955)     (280,357)
                                                ----------    ----------    ----------
  Net capitalized costs                          $ 252,809     $ 108,784     $  75,948
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

                                                                                   (Unaudited)
                                                ---------------------------------------------------------------------------------
                                                      United States                  Colombia                Total Worldwide
                                                -------------------------   -------------------------   -------------------------
                                                    Oil           Gas           Oil           Gas           Oil           Gas
                                                 (Barrels)       (Mcf)       (Barrels)       (Mcf)       (Barrels)       (Mcf)
                                                -----------   -----------   -----------   -----------   -----------   -----------
                                                                                  (in thousands)
Proved reserves:
As of December 31, 1998                               3,640        28,331        27,882        80,120        31,522       108,451
  Extensions and discoveries                              1         3,814             -             -             1         3,814
  Revisions                                             842        (2,621)       (5,456)      (80,120)       (4,614)      (82,741)
  Production                                           (510)       (2,847)         (248)            -          (758)       (2,847)
  Sales of reserves in place                           (119)       (2,734)            -             -          (119)       (2,734)
  Purchases of reserves in place                      2,504        28,875         1,142             -         3,646        28,875
                                                -----------   -----------   -----------   -----------   -----------   -----------

As of December 31, 1999                               6,358        52,818        23,320             -        29,678        52,818
  Extensions and discoveries                             79         7,035             -             -            79         7,035
  Revisions                                            (677)          370       (20,833)            -       (21,510)          370
  Production                                           (529)       (4,012)         (460)            -          (989)       (4,012)
  Sales of reserves in place                           (464)       (1,375)            -             -          (464)       (1,375)
                                                -----------   -----------   -----------   -----------   -----------   -----------

As of December 31, 2000                               4,767        54,836         2,027             -         6,794        54,836
  Extensions and discoveries                            463         4,650         4,171             -         4,634         4,650
  Revisions                                          (1,041)       (5,830)         (686)            -        (1,727)       (5,830)
  Production                                           (273)       (3,851)         (500)            -          (773)       (3,851)
  Sales of reserves in place                         (1,302)      (10,412)            -             -        (1,302)      (10,412)
                                                -----------   -----------   -----------   -----------   -----------   -----------
As of December 31, 2001                               2,614        39,393         5,012             -         7,626        39,393
                                                ===========   ===========   ===========   ===========   ===========   ===========

Proved developed reserves at:
  December 31, 1999                                   3,777        28,289         5,001             -         8,778        28,289
  December 31, 2000                                   3,006        30,430           540             -         3,546        30,430
  December 31, 2001                                   1,583        23,673           872             -         2,455        23,673

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

                                                                              (Unaudited)
                                                            ----------------------------------------------
                                                                                                 Total
                                                            United States       Colombia        Worldwide
                                                            -------------      ----------       -----------
                                                                              (in thousands)
December 31, 2000:
     Future cash inflows                                     $ 705,638          $  37,932        $ 743,570
        Production costs                                      (127,348)            (8,440)        (135,788)
        Development costs                                      (42,871)           (14,070)         (56,941)
                                                             ---------          ---------        ---------
     Future net inflows before income tax                      535,419             15,422          550,841
     Future income taxes                                      (128,719)              (488)        (129,207)
                                                             ---------          ---------        ---------
     Future net cash flows                                     406,700             14,934          421,634
     10% discount factor                                      (153,698)            (3,239)        (156,937)
                                                             ---------          ---------        ---------
Standardized measure of discounted future
     net cash flows                                          $ 253,002          $  11,695        $ 264,697
                                                             =========          =========        =========

December 31, 2001:
     Future cash inflows                                     $ 170,105          $  56,963        $ 227,068
        Production costs                                       (54,458)           (12,868)         (67,326)
        Development costs                                      (30,095)           (20,567)         (50,662)
                                                             ---------          ---------        ---------
     Future net inflows before income tax                       85,552             23,528          109,080
     Future income taxes                                          (568)            (4,346)          (4,914)
                                                             ---------          ---------        ---------
     Future net cash flows                                      84,984             19,182          104,166
     10% discount factor                                       (34,310)            (6,559)         (40,869)
                                                             ---------          ---------        ---------
Standardized measure of discounted future
     net cash flows                                          $  50,674          $  12,623        $  63,297
                                                             =========          =========        =========

Changes In Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (in thousands):

                                                                           (Unaudited)
                                                            ---------------------------------------
                                                               1999           2000           2001
                                                            ---------      --------       ---------
    Worldwide
    Standardized measure -- beginning of year               $ 144,851      $ 280,427      $ 264,697
    Increase (decrease)
      Sales, net of production costs                          (10,470)       (28,130)       (19,665)
      Net change in prices, net of production costs           330,402        177,332       (211,359)
      Development costs incurred                               11,098            251          5,358
      Change in future development costs                       (1,633)         9,886        (10,829)
      Change in future income taxes                           (27,288)       (20,958)        64,304
      Revisions of quantity estimates                        (216,447)      (198,243)       (18,752)
      Accretion of discount                                    14,485         28,042         26,470
      Changes in production rates, timing and other           (20,447)       (28,397)        (8,222)
      Extensions and discoveries, net of future costs           9,835         48,029         19,748
      Sales of reserves-in-place                               (2,789)        (3,542)       (48,453)
      Purchases of reserves-in-place                           48,830              -              -
                                                            ---------      ---------      ---------
    Standardized measure -- end of year                     $ 280,427      $ 264,697      $  63,297
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

               Year                                     Amount
          ----------------                             --------

               2002                                     $  744
               2003                                        720
               2004                                        688
               2005                                        689
               2006                                        574
               Thereafter                                    -
                                                       -------
               Total minimum payments required          $3,415
                                                       =======

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

         420 Energy Investment, Inc. and ERI Investments, Inc. (collectively "420 Energy") filed a lawsuit against XPLOR Energy, Inc., a wholly-owned subsidiary of Harken ("XPLOR"), on December 21, 1999 in the New Castle County Court of Chancery of the State of Delaware. 420 Energy alleges that they are entitled to appraisal and payment of the fair value of their common stock in XPLOR as of the date XPLOR merged with Harken. Harken has relied on an indemnity provision in the XPLOR merger agreement to tender the costs of defense in this matter to former stockholders of XPLOR. Although the outcome of this litigation is uncertain, because the former stockholders of XPLOR have accepted indemnification of this claim, Harken believes that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken's financial condition. In August 2001, a new lawsuit was filed by New West Resources, Inc. ("New West"), a former XPLOR stockholder, against XPLOR, Harken and other defendants in state court in Dallas, Texas. Harken received service of process in February 2002. New West claims that it lost its $6 million investment in XPLOR as a result of misrepresentations by XPLOR and breach of fiduciary duties by certain XPLOR directors. Harken believes this new suit is an adjunct of the prior appraisal rights claim by 420 Energy. The former stockholders of XPLOR have rejected Harken's request for indemnification of this claim under the XPLOR merger agreement. However, Harken intends to continue to pursue and enforce, through whatever steps are necessary, any indemnification from the third parties. Harken has tendered the defense of this claim to National Union Fire Insurance Company, pursuant to insurance policy coverage held by XPLOR. National Union has accepted defense of this claim subject to a reservation of rights. Based on the petition served on Harken, Harken does not believe the claims asserted against Harken are meritorious. Therefore, in Harken management's opinion, the ultimate outcome of this litigation will not have a material adverse effect on Harken's financial condition.

         Harken has accrued approximately $6,779,000 at December 31, 2001 relating to certain operational or regulatory contingencies related to Harken's domestic operations. Approximately $4,300,000 of this accrued amount relates to total future abandonment costs of $7,550,000 of certain of Harken's producing properties, which will be incurred at the end of the properties' productive life. Approximately $1,300,000 of the total operational or regulatory contingencies are expected to be paid during 2002 and are included in current liabilities.

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

         Harken has been unable to obtain Arthur Andersen's written consent to the Company's incorporation by reference into its registration statements of Arthur Andersen's audit report with respect to Harken's financial statements as of December 31, 2001 and 2000, and for the years then ended. Under these circumstances, Rule 437a under the Securities Act of 1933 permits Harken to file this Form 10-K without a written consent from Arthur Andersen. As a result, however, Arthur Andersen will not have any liability under Section 11(a) of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen or any omissions of a material fact required to be stated therein. Accordingly, you would be unable to assert a claim against Arthur Andersen under Section 11(a) of the Securities Act for any purchases of securities under Harken's registration statements made on or after the date of this Form 10-K. To the extent provided in Section 11(b)(3)(C) of the Securities Act, however, other persons who are liable under Section 11(a) of the Securities Act, including Harken's officers and directors, may still rely on Arthur Andersen's original audit reports as being made by an expert for purposes of establishing a due diligence defense under Section 11(b) of the Securities Act.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors of Harken

         The Directors of Harken as of December 31, 2001, their ages and business experience during the past five years are listed below:

                                                                                               Director
                        Name, Age and Business Experience                                       Since
                        ---------------------------------                                       -----
Mikel D. Faulkner (Age - 52) - Chairman of the Board of Harken since February                    1982
1991; CEO of Harken since 1982, and President of Harken from 1982 until February
1993. Effective May 2001, Mr. Faulkner also became the Chairman and Chief
Executive Officer of Global.

Bruce N. Huff (Age - 51) - President and Chief Operating Officer of Harken since                 1996
March 1998 and Chief Financial Officer from February 1999 to June 2000; Senior
Vice President and Chief Financial Officer of Harken from 1990 to March 1998.

Stephen C. Voss (Age - 52) - Managing Director of Global Energy Development PLC                  1997
since November 2001; Vice Chairman of the Board of Harken from May 2000 to
November 2001; from September 1998 to May 15, 2000, he served as Executive Vice
President and Chief Operating Officer of Harken and from 1990 to September 1998, as Senior Vice President of Harken. Effective May 2001, Mr. Voss also became a director and President and Chief Operating Officer of Global.

Larry G. Akers (Age - 63) - From 1996 to the present, Mr. Akers has acted as an                  2000
independent energy advisor/consultant. From 1978 to 1988, he served as Chairman,
President and CEO of ESCO Energy, Inc. From 1969 to 1978, Mr. Akers served as exploration and development manager for Laclede Gas.

Michael M. Ameen, Jr. (Age - 77) - From 1989 to 1999, Mr. Ameen served as a part                 1994
time consultant to Harken with regard to Middle Eastern exploration projects;
Independent Consultant on Middle East Affairs for the past seven years; Director of American Near East Refugee Aid (a charitable organization); Past director of
Amideast (a charitable organization); Past director of Middle East Institute;
Past director of International College in Beirut, Lebanon; Past vice president of government relations and director of Washington office of Aramco; Past president of Mobil Middle East Development Corporation.

James H. Frizell (Age - 68) - From 1985 to 1987 and from 1989 to the present,                    2001
Mr. Frizell has acted as an independent petroleum consultant. From 1987 to 1989, he served as a Vice President of Pike Petroleum Corporation. From 1983 to 1985,
he served as a Vice President

of Valero Producing Company. From 1981 to 1983, he served as Vice
President-Exploration and Senior Vice President at Freeport-McMoran.

Dr. J. William Petty (Age - 59) - Professor of Finance and the W.W. Caruth                           2000
Chairholder of Entrepreneurship at Baylor University from 1990 to the present;
Served as dean of the Business School at Abilene Christian University from 1979 to 1990; served as a subject matter expert on a best-practices study by the
American Productivity and Quality Center on the topic of shareholder value based management; served on a research team for the Australian Department of Industry to study the feasibility of establishing a public equity market for small and medium-sized enterprises in Australia.

H. A. Smith (Age - 63) - From June 1991 to the present, Mr. Smith has served as                      1997
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

                           SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------------------------------------
                                                  Annual Compensation                              Long Term Compensation
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Securities
Name and Principal           Fiscal                              Other Annual     All Other       Underlying          Other
Position                      Year      Salary        Bonus      Compensation    Compensation    Options/SARs     Compensation
                                                                                                    (#)
-------------------------------------------------------------------------------------------------------------------------------
Mikel D. Faulkner             2001    $301,442 (1)    $ 2,414     $5,356 (2)     $ 2,983 (3)           --               --
                            ---------------------------------------------------------------------------------------------------
Chairman and Chief            2000    $255,000        $25,000     $1,915 (4)     $10,858 (5)      200,000               --
                            ---------------------------------------------------------------------------------------------------
Executive Officer             1999    $264,808 (6)    $84,904     $2,616 (4)     $10,000 (7)       73,000               --
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Bruce N. Huff                 2001    $229,327 (8)    $31,013     $13,351 (9)    $ 2,983 (3)           --               --
                            ---------------------------------------------------------------------------------------------------
President and Chief           2000    $213,750 (10)   $17,700     $39,112 (11)   $10,858 (5)       95,000               --
                            ---------------------------------------------------------------------------------------------------
Operating Officer             1999    $206,250 (12)   $55,000     $ 7,875 (4)    $60,725 (13)     460,000               --
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Stephen C. Voss               2001    $223,269(14)    $25,000     $22,800 (15)   $ 2,983 (3)           --               --
                            ---------------------------------------------------------------------------------------------------
Vice Chairman                 2000    $205,000        $10,347     $30,936 (16)   $10,858 (5)           --               --
                            ---------------------------------------------------------------------------------------------------
                              1999    $195,000        $55,000     $12,000 (4)    $10,000 (7)      460,000               --
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
James Denny                   2001    $175,000        $   521     $16,400 (17)   $ 2,970 (18)          --               --
                            ---------------------------------------------------------------------------------------------------
Executive Vice President      2000    $151,442        $30,000     $ 3,000 (4)    $10,789 (19)      60,000               --
                            ---------------------------------------------------------------------------------------------------
                              1999         --              --               --             --          --               --
                            ---------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Guillermo Sanchez             2001    $189,909(20)    $25,000               --   $ 3,654 (21)          --               --
                            ---------------------------------------------------------------------------------------------------
President of Harken           2000    $176,640             --               --   $11,143 (22)          --               --
                            ---------------------------------------------------------------------------------------------------
International, Ltd.           1999    $169,399(23)    $11,500               --   $10,000 (7)      160,000               --
-------------------------------------------------------------------------------------------------------------------------------


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

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES

-------------------------------------------------------------------------------------------------------------------
                                                           Number of Securities           Value of Unexercised
                            Number of                     Underlying Unexercised              In-The-Money
                          Shares/SAR's                       Options/SAR's at                Option/SAR's at
                           Acquired on      Value             Fiscal Year End              Fiscal Year End (1)
-------------------------------------------------------------------------------------------------------------------
       Name                 Exercise       Realized    Exercisable    Unexercisable   Exercisable   Unexercisable
-------------------------------------------------------------------------------------------------------------------
Mikel D. Faulkner               ---           ---         349,375        195,250        $ ---          $ ---
-------------------------------------------------------------------------------------------------------------------
Bruce N. Huff                   ---           ---         164,625         99,375        $ ---          $ ---
-------------------------------------------------------------------------------------------------------------------
Stephen C. Voss                 ---           ---         158,625         84,375        $ ---          $ ---
-------------------------------------------------------------------------------------------------------------------
Jim Denny                       ---           ---          17,500         47,500        $ ---          $ ---
-------------------------------------------------------------------------------------------------------------------
Guillermo Sanchez               ---           ---          78,000         18,000        $ ---          $ ---
-------------------------------------------------------------------------------------------------------------------

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

                                                1996     1997      1998      1999      2000      2001
                                                ----     ----      ----      ----      ----      ----
Harken Energy Corp.                             $100     $233      $67       $27        $11       $4
S&P 500 Index                                   100       105       71        89        126       121
Dow Jones Secondary Oils Stock Index            100       133      171       208        189       166

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

         As of March 27, 2002, the only person known by Harken to beneficially own five percent 5% or more of Harken common stock was:

Name                                                        Shares                     Percent Ownership
----                                                        ------                     -----------------
Michael B. Rohlfs, Attorney in Fact                         1,210,056                  6.56%
for Traco International N.V.
5N762 Burr Road
St. Charles, IL 60175

Security Ownership of Directors and  Management

         The following table sets forth information regarding the number of shares of Common Stock beneficially owned by each Director, each named executive officer, and all of Harken's Directors and executive officers as a group as of March 27, 2002.

                                                       Number of Shares
                                                       ----------------
         Name                                          Beneficially Owned     Percent of Class
         ----                                          ------------------     ----------------
         Michael M. Ameen, Jr.                                  22,100 (1)            (2)
         Larry G. Akers                                          3,500 (3)            (2)
         James Denny                                            20,500 (4)            (2)
         Mikel D. Faulkner                                     419,375 (5)          2.27%
         James H. Frizell                                       18,000                (2)
         Bruce N. Huff                                         167,125 (6)            (2)
         Dr. J. William Petty                                    9,750 (7)            (2)
         Guillermo Sanchez                                       9,751 (8)            (2)
         H. A. Smith                                            27,930 (9)            (2)
         Stephen C. Voss                                       159,625 (10)           (2)

         All Directors and Executive Officers as
         a group (16 persons)                                  925,833 (11)          5.04%

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

                         CHANGE-IN-CONTROL ARRANGEMENTS

         On April 1, 2002 (but effective as of December 30, 1999), Harken and Mikel D. Faulkner entered into that certain Amended and Restated Agreement Regarding Compensation in the Event of Change in Control (the "Change in Control Agreement"), which was negotiated and approved by the Compensation Committee. The Change in Control Agreement provides that in the event of a "Change in Control" of Harken, Harken shall pay to Mr. Faulkner within thirty days' of such event, in addition to any other payments owing to Mr. Faulkner, a cash payment equal to thirty (30) times Mr. Faulkner's regular monthly salary which was last paid prior to the month in which such Change in Control event occurred.

         A "Change in Control" is defined as including: the sale of all or substantially all of the assets of Harken; a transaction which results in more than fifty percent (50%) of the voting stock of Harken being owned by a person or party other than who owned or held such shares prior to such transaction; a "person" or "group" (within the meaning of Sections 13(d) or 14(d)(2) of the Securities Exchange Act of 1934), being or becoming the beneficial owner of more than fifty percent (50%) of the voting stock of Harken outstanding; the liquidation or dissolution of Harken; any other event or series of events that results in a change or right to change a majority of the members of Harken's Board of Directors; and any event which causes the triggering of or a Change in Control to occur under Harken's Stockholder Rights Plan. Under Harken's Stockholder Rights Plan, a triggering event occurs whenever any person (other than an employee stock option plan) becomes the beneficial owner of 15% or more of the shares of Common Stock then outstanding.

         Mr. Faulkner has waived the application of the "Change in Control" provisions of the Change in Control Agreement in connection with past capital restructuring transactions of Harken, and Mr. Faulkner [has waived] the application of such provisions for the Rights Offering (including the issuance of any shares to Lyford, as standby purchaser) and the redemption or restructuring of Harken's convertible notes.

         On June 17, 2002, Harken entered into a Severance Agreement with Bruce
N. Huff, which was negotiated and approved by the Compensation Committee. This Severance Agreement provides that in the event Mr. Huff is involuntarily terminated by Harken during the term of the Severance Agreement, Harken will pay Mr. Huff, in addition to any other payments owing to Mr. Huff, an amount equal to 9 months' salary (which salary shall be deemed to be the greater of Mr. Huff's salary at the time of termination or his salary as of June 17, 2002). The term of the Severance Agreement expires on June 17, 2003.

         On June 17, 2002, Harken entered into a Severance Agreement with James
W. Denny III, which was negotiated and approved by the Compensation Committee. This Severance Agreement provides that in the event Mr. Denny is involuntarily terminated by Harken during the term of the Severance Agreement, Harken will pay Mr. Denny, in addition to any other payments owing to Mr. Denny, an amount equal to 9 months' salary (which salary shall be deemed to be the greater of Mr. Denny's salary at the time of termination or his salary as of June 17, 2002). The term of the Severance Agreement expires on June 17, 2003.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 2001, the Board of Directors, sitting in lieu of a Compensation Committee, participated in all deliberations concerning executive compensation (except that members of the Board of Directors who were also officers did not participate in deliberations concerning the compensation of the "named executive officers"). The members of the Board participating in such deliberations were Mikel D. Faulkner, Chairman of the Board and Chief Executive Officer, Bruce N. Huff, President and Chief Operating Officer, Stephen C. Voss, Managing Director of Global, Larry G. Akers, Michael M. Ameen, Jr., James H. Frizell, Dr. J. William Petty, and H. A. Smith. No executive officer of Harken served as a member of the board of directors or the compensation committee of any entity that has one or more executive officers serving on Harken's Board of Directors or Compensation Committee. As described above under "Certain Relationships and Related Transactions," on October 21, 1997, Harken loaned Stephen C. Voss, a director of Harken, $80,000 at an interest rate of 7% per annum. Such loan is secured by options to purchase Common Stock of Harken granted to Mr. Voss. As of March 27, 2002, the outstanding principal balance of such loan was $80,000, and such loan is payable on demand.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On October 21, 1997, Harken loaned Stephen C. Voss, a director of Harken, $80,000 at an interest rate of 7% per annum. This loan is a recourse loan secured by options to purchase Common Stock granted to Mr. Voss. As of August 14, 2002, the outstanding principal balance of such loan was $80,000, and such loan is payable on demand.

ITEM 14. CONTROLS AND PROCDEDURES

         Not Applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      The following documents are filed as a part of this report:

         (1) Financial Statements included in Part II of this report:

                                                                                                        Page
                                                                                                        ----
           Harken Energy Corporation and Subsidiaries
           -- Report of Independent Auditors .......................................................     51
           -- Selected Financial Data for the five years ended December 31, 2001 ...................     32
           -- Consolidated Balance Sheets -- December 31, 2000 and 2001 ............................     53
           -- Consolidated Statements of Operations for the three years ended
                 December 31, 2001 .................................................................     54
           -- Consolidated Statements of Stockholders' Equity for the three years ended
                 December 31, 2001 .................................................................     55
           -- Consolidated Statements of Cash Flows for the three years ended
                 December 31, 2001 .................................................................     56
           -- Notes to Consolidated Financial Statements ...........................................     57

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

       3.2 Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 28.8 to the Registration Statement on Form S-1 of Tejas Power Corporation, file No. 33-37141, filed with the SEC on October 3, 1990 and incorporated by reference herein).

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

       4.1 Form of certificate representing shares of Harken common stock, par value $.01 per share (filed as Exhibit 1 to Harken's Registration Statement on Form 8-A, File No. 0-9207, filed with the SEC on June 1, 1989 and incorporated by reference herein).

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

10.4 Harken Energy Corporation's 1993 Stock Option and Restricted Stock Plan (filed as Exhibit 4.3 to Harken's Registration Statement on Form S-8, filed with the SEC on September 23, 1993, and incorporated by reference herein).

10.5 First Amendment to Harken Energy Corporation's 1993 Stock Option and Restricted Stock Plan (filed as an Exhibit 4.4 to Harken's Registration Statement on Form 8\S-8, filed with the SEC on July 22, 1996 and incorporated by reference herein).

10.6  Harken Energy Corporation's Directors Stock Option Plan (filed as Exhibit
      4.3 to Harken's Registration Statement on Form S-8, and incorporated herein by reference).

10.7 Association Contract (Bolivar) by and between Harken de Colombia, Ltd. and Empresa Colombia de Petroleos (filed as Exhibit 10.4 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, and incorporated herein by reference).

10.8 Harken Energy Corporation 1996 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 10.1 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, and incorporated herein by reference).

10.9 Amendment No. 1 to Harken Energy Corporation 1996 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.5 to Harken's Registration Statement on Form S-8, filed with the SEC on August 19, 1997 and incorporated by reference herein).

10.10 Amendment No. 2 to Harken Energy Corporation 1996 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.6 to Harken's Registration Statement on Form S-8, filed with the SEC on August 19, 1997 and incorporated by reference herein).

10.11 Association Contract (Alcaravan) dated as of December 13, 1992, but effective as of February 13, 1993, by and between Empresa Colombia de Petroleos (filed as Exhibit 10.1 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-9207, and incorporated herein by reference).

10.12 Association Contract (Bocachico) dated as of January 1994, but effective as of April 1994, by and between Harken de Colombia, Ltd. and Empresa Colombia de Petroleos (filed as Exhibit 10.1 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994, File No. 0-9207, and incorporated herein by reference).

10.13 Trust Indenture dated May 26, 1998, by and between Harken and Marine Midland Bank plc (filed as Exhibit 10.1 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, File No. 0-9207, and incorporated herein by reference).

10.14 Credit Agreement between Harken Exploration Company, XPLOR Energy, Inc. Harken Energy West Texas, Inc. , Harken Southwest Corporation, South Coast Exploration Co., Xplor Energy SPV-1, Inc., McCulloch Energy, Inc. and Bank One, Texas, N.A. dated August 11, 2000 and as amended December 21, 2000 and December 31, 2000 (filed as Exhibit 10.20 to Harken's Annual Report on Form 10-K for fiscal year ended December 31, 2000, File No 0-9207, and incorporated by reference herein).

10.15 Third Amendment to Credit Agreement between Harken Exploration Company, XPLOR Energy, Inc., Harken Energy West Texas, Inc., South Coast Exploration Co., XPLOR Energy SPV-1, Inc., McCulloch Energy, Inc., Harken Gulf Exploration Company, and Bank One, N.A. dated May 11, 2001 (Filed as
      Exhibit 10.13 to Harken's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-9207, and incorporated herein by reference).

*10.16 Association Contract (Cajaro) dated as of December 2001, but effective as of February 2002, by and between Harken de Colombia, Ltd. and Empresa Colombia de Petroleos.

*10.17 Purchase and Sale Agreement dated January 31, 2002 between Republic
       Resources, Inc. and Harken Energy Corporation.

*10.18 Letter from Arthur Andersen LLP pursuant to Item 304(a)(3) of Regulation
       S-K (field as Exhibit 16.1 in Harken's current report on Form 8-K, filed on September 5, 2001, File No. 0-9207, and incorporated by reference herein).

*21    Subsidiaries of Harken.

       **23.1   Consent of Ernst & Young LLP.

       **23.2   Consent of Independent Reserve Engineers.

       **23.3   Consent of Netherland, Sewell and Associates, Inc.

       **23.4   Information Concerning Consent of Arthur Andersen LLP.

       *24      Power of Attorney.

       **99.1 Certificate of the Chairman of the Board and Chief Executive Officer of Harken Energy Corporation.

       **99.2 Certificate of the Chief Financial Officer of Harken Energy Corporation.

*Previously filed
**Filed herewith

(b)    Reports on Form 8-K

         NONE.

                                    SIGNATURE

       Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on December 20, 2002.

       HARKEN ENERGY CORPORATION


       /s/ Mikel D. Faulkner
       ----------------------------------------------
       Mikel D. Faulkner, Chairman of the Board of
       Directors and Chief Executive Officer



       /s/ Anna M. Williams
       ----------------------------------------------
       Anna M. Williams, Executive Vice President
       -Finance and Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Mikel D. Faulkner, Chief Executive Officer of Harken Energy Corporation, certify that:

1.   I have reviewed this annual report on Form 10-K of Harken Energy
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annul report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

Date: December 20, 2002                By: /s/ Mikel D. Faulkner
                                           -------------------------------------
                                               Mikel D. Faulkner
                                               Chief Executive Officer


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                      PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2002

I, Anna M. Williams, Chief Financial Officer of Harken Energy Corporation, certify that:

1.   I have reviewed this annual report on Form 10-K of Harken Energy
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annul report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

Date:  December 20, 2002               By: /s/ Anna M. Williams
                                           -------------------------------------
                                               Anna M. Williams
                                               Executive Vice President -Finance
                                               and Chief Financial Officer