Form 10-Q/A
period 2002-03-31
HARKEN ENERGY CORP
filed 2002-12-20
CIK 313478

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q/A-2
                                (Amendment No. 2)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to ____

                         Commission file number 1-10262

                            HARKEN ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

                    Delaware                                     95-2841597
        (State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)Identification No.)

    580 WestLake Park Boulevard, Suite 600                          77079
                 Houston, Texas                                   (Zip Code)
   (Address of principal executive offices)

        Registrant's telephone number, including area code (281) 504-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No [X]

     The number of shares of Common Stock, par value $0.01 per share, outstanding as of May 1, 2002 was 20,996,546.

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     Harken Energy Corporation filed its original Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 with the Securities and Exchange Commission ("SEC") on May 15, 2002. This Amendment No. 2 to the Quarterly Report on Form 10-Q/A-2 is being filed solely for the purpose of responding to comments of the SEC. In order to preserve the nature and character of the disclosures as of May 15, 2002, except as specifically discussed in this Amendment No. 2 to the Quarterly Report on Form 10-Q/A-2, no attempt has been made in this amendment to modify or update such disclosures for events which occurred subsequent to the original filing on May 15, 2002. Accordingly, this Amendment No. 2 to the Quarterly Report on Form 10-Q/A-2 should be read in conjunction with the Company's subsequent filings with the SEC.

                            HARKEN ENERGY CORPORATION
                            INDEX TO QUARTERLY REPORT
                                 March 31, 2002

                                                                                       Page
                                                                                       ----
PART I. FINANCIAL INFORMATION

   Item 1.  Condensed Financial Statements

            Consolidated Condensed Balance Sheets ....................................   5

            Consolidated Condensed Statements of Operations ..........................   6

            Consolidated Condensed Statement of Stockholders' Equity .................   7

            Consolidated Condensed Statements of Cash Flows ..........................   8

            Notes to Consolidated Condensed Financial Statements .....................   9


   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations ..............................................  17

PART II. OTHER INFORMATION ...........................................................  28

SIGNATURES ...........................................................................  32

                         PART I - FINANCIAL INFORMATION

                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                                December 31,      March 31,
                                                                    2001            2002
                                                               -------------   -------------
  Assets
  ------
Current Assets:
  Cash and temporary investments                               $   8,523,000   $   6,334,000
  Restricted cash                                                    944,000         954,000
  Accounts receivable, net                                         3,248,000       4,013,000
  Related party notes receivable                                     169,000         105,000
  Prepaid expenses and other current assets                        1,361,000         951,000
                                                               -------------   -------------
      Total Current Assets                                        14,245,000      12,357,000

Property and Equipment, net                                       78,335,000      74,403,000

Other Assets, net                                                  3,226,000       2,503,000
                                                               -------------   -------------
                                                               $  95,806,000   $  89,263,000
                                                               =============   =============

  Liabilities and Stockholders' Equity
  ------------------------------------
Current Liabilities:
  Trade payables                                               $   2,664,000   $     770,000
  Accrued liabilities and other                                    6,197,000       5,680,000
  Revenues and royalties payable                                   2,006,000       1,242,000
  Current portion of long-term debt                                       -          450,000
                                                               -------------   -------------
      Total Current Liabilities                                   10,867,000       8,142,000

Convertible Notes Payable                                         51,388,000      51,457,000

Bank Credit Facilities                                             7,937,000       7,487,000

Accrued Preferred Stock Dividends                                  3,942,000       4,987,000

Other Long-Term Obligations                                        5,458,000       5,594,000

Commitments and Contingencies (Note 10)

Minority Interest in Consolidated Subsidiary                              -        1,995,000

Stockholders' Equity
  Series G1 Preferred Stock, $1.00 par value; $100 liquidation value; 700,000 shares authorized; 446,417 and 438,647
    shares outstanding, respectively                                 446,000         438,000
  Series G2 Preferred Stock, $1.00 par value; $100
    liquidation value; 400,000 shares authorized; 95,300
    and 94,300 shares outstanding, respectively                       95,000          94,000
  Common stock, $0.01 par value; 225,000,000 shares
    authorized; 18,713,038 and 18,816,730 shares issued,
    respectively                                                     187,000         188,000
  Additional paid-in capital                                     385,710,000     384,219,000
  Accumulated deficit                                           (369,087,000)   (373,688,000)
  Accumulated other comprehensive income                             296,000        (217,000)
  Treasury stock, at cost, 542,900 shares held                    (1,433,000)     (1,433,000)
                                                               -------------   -------------
      Total Stockholders' Equity                                  16,214,000       9,601,000
                                                               -------------   -------------
                                                               $  95,806,000   $  89,263,000
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

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                           ------------------------------
                                                                                2001            2002
                                                                           ------------------------------
Revenues:
 Oil and gas operations                                                    $   8,915,000    $   5,426,000
 Interest and other income                                                       277,000           66,000
                                                                           -------------    -------------
                                                                               9,192,000        5,492,000
                                                                           -------------    -------------
Costs and Expenses:
 Oil and gas operating expenses                                                3,254,000        2,320,000
 General and administrative expenses, net                                      2,480,000        2,409,000
 Depreciation and amortization                                                 3,249,000        3,266,000
 Interest expense and other, net                                               1,712,000          972,000
                                                                           -------------    -------------
                                                                              10,695,000        8,967,000
                                                                           -------------    -------------
     Loss before income taxes                                                 (1,503,000)      (3,475,000)

Income tax expense                                                                15,000           90,000
                                                                           -------------    -------------
     Loss before extraordinary items and minority interest                    (1,518,000)      (3,565,000)

Minority interest in loss of subsidiary                                                -            9,000
                                                                           -------------    -------------
     Loss before extraordinary item                                           (1,518,000)      (3,556,000)

Extraordinary item-gain on repurchase of
 European Notes                                                                  106,000                -
                                                                           -------------    -------------
     Net loss                                                              $  (1,412,000)   $  (3,556,000)
                                                                           =============    =============
Preferred stock dividends                                                       (316,000)      (1,045,000)
                                                                           -------------    -------------
     Net loss attributed to common stock                                   $  (1,728,000)   $  (4,601,000)
                                                                           =============    =============
Basic and diluted loss per common share:
  Loss per common share before extraordinary items                         $       (0.10)   $       (0.25)
  Extraordinary item-gain on repurchase of
   European Notes                                                                   0.00                -
                                                                           -------------    -------------
 Loss per common share                                                     $       (0.10)   $       (0.25)
                                                                           =============    =============
 Weighted average common shares outstanding                                   17,855,827       18,233,676
                                                                           =============    =============

  The accompanying Notes to Consolidated Condendensed Financial Statements are
                      an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                  Additional
                                         G1 Preferred   G2 Preferred   Common      Paid-in       Treasury     Accumulated
                                            Stock          Stock        Stock      Capital         Stock        Deficit
                                         ------------------------------------------------------------------------------------
Balance, December 31, 2001                 $ 446,000     $95,000       $187,000  $385,710,000   $(1,433,000)  $(369,087,000)

Issuance of common stock                           -           -              -        (4,000)            -               -
Conversions of preferred stock                (8,000)     (1,000)         1,000         8,000             -               -
Preferred stock dividends                          -           -              -             -             -      (1,045,000)
Issuance of stock subsidiary                       -           -              -    (1,495,000)            -               -
Comprehensive income:
 Net change in derivative fair value               -           -              -             -             -               -
 Reclassification of derivative fair value
  into earnings                                    -           -              -             -             -               -
 Net loss                                          -           -              -             -             -      (3,556,000)
   Total comprehensive income (loss)
                                         ------------------------------------------------------------------------------------
Balance, March 31, 2002                    $ 438,000     $94,000       $188,000  $384,219,000   $(1,433,000)  $(373,688,000)
                                         ====================================================================================
                                              Accumulated
                                                 Other
                                             Comprehensive
                                             Income (Loss)    Total
                                          ---------------------------

Balance, December 31, 2001                   $ 296,000    $16,214,000

Issuance of common stock                             -         (4,000)
Conversions of preferred stock                       -              -
Preferred stock dividends                            -     (1,045,000)
Issuance of stock subsidiary                         -     (1,495,000)
Comprehensive income:
 Net change in derivative fair value          (513,000)
 Reclassification of derivative fair value
  into earnings                                      -
 Net loss                                            -
   Total comprehensive income (loss)                       (4,069,000)
                                          ----------------------------
Balance, March 31, 2002                      $(217,000)    $ 9,601,000
                                          ============================



      The accompanying Notes to Consolidated Condensed Financial Statements
                    are an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ------------------------------
                                                                                    2001              2002
                                                                                ------------      ------------
Cash flows from operating activities:
 Net loss                                                                       $ (1,412,000)     $ (3,556,000)
  Adjustment to reconcile net loss to net cash
    provided by operating activities:
  Depreciation and amortization                                                    3,249,000         3,266,000
  Amortization of issuance costs                                                     679,000           117,000
  Extraordinary items                                                               (106,000)                -
  Minority interest in loss of subsidiary                                                  -            (9,000)

Change in assets and liabilities:
  (Increase) decrease in accounts receivable                                       1,101,000          (701,000)
  Increase (decrease) in trade payables and other                                    326,000        (1,088,000)
                                                                                ------------      ------------
   Net cash provided by (used in) operating activities                             3,837,000        (1,971,000)
                                                                                ------------      ------------

Cash flows from investing activities:
 Proceeds from sales of assets                                                     1,815,000           936,000
 Capital expenditures, net                                                        (9,020,000)       (2,322,000)
                                                                                ------------      ------------
  Net cash used in investing activities                                           (7,205,000)       (1,386,000)
                                                                                ------------      ------------

Cash flows from financing activities
 Proceeds from issuances of stock                                                          -         1,425,000
 Transaction costs                                                                         -          (257,000)
 Repayments of long-term debt                                                       (140,000)                -
 Collection of note receivable                                                       140,000                 -
                                                                                ------------      ------------
  Net cash used in financing activities                                                    -         1,168,000
                                                                                ------------      ------------

Net decrease in cash and temporary investments                                    (3,368,000)       (2,189,000)
Cash and temporary investments at beginning of period                             19,763,000         8,523,000
                                                                                ------------      ------------
Cash and temporary investments at end of period                                 $ 16,395,000      $  6,334,000
                                                                                ============      ============

Supplement disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                                                      $    220,000      $     88,000
  Income taxes                                                                             -                 -

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

     Comprehensive Loss. Comprehensive loss includes changes in stockholders' equity during the periods that do not result from transactions with stockholders. The Company's total comprehensive income (loss) is as follows:

                                                             Three Months Ended
                                                                  March 31,
                                                          -----------------------
                                                             2001          2002
                                                          ---------    ----------
                                                                (In Thousands)
            Net (Loss)                                    $  (1,412)   $  (3,556)
            Change in fair value of derivate                    280         (423)
            Reclassification of derivative fair value
               into earnings                                  1,010          (90)
            Cumulative effect of change in
               accounting principle                          (3,025)           -
                                                          ---------    ---------
            Total comprehensive (Loss)                    $  (3,147)   $  (4,069)
                                                          =========    =========

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

     Acquisition of Republic Properties - On January 30, 2002, a wholly-owned subsidiary of Harken signed an agreement to acquire certain property interests (the "Republic Properties") from Republic Resources, Inc., ("Republic"). Such acquisition was closed on April 4, 2002 following approval by Republic stockholders and debenture holders. The Republic Properties consist of 15 producing property interests located in southern Louisiana and the Texas Gulf Coast region. The Republic Properties were acquired by Harken in exchange for 2,645,500 shares of Harken common stock. In addition, the Purchase and Sale Agreement also provides for contingent additional consideration of cash or additional shares of Harken common stock or any combination of the two as Harken may decide, to be paid within 45 days after December 31, 2003, based on a defined calculation to measure the appreciation, if any, of the reserve value of the Republic Properties. Since Harken acquired only the proved oil and gas properties from Republic, the entire purchase price was allocated to the domestic full cost pool.

(3)  PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:

                                             December 31,          March 31,
                                                 2001                 2002
                                            -------------        --------------
Unevaluated oil and gas properties:

     Unevaluated Colombian properties       $     68,000         $     103,000
     Unevaluated Peru properties                 635,000               671,000
     Unevaluated Panama properties               166,000               189,000
     Unevaluated domestic properties           2,603,000             2,189,000

Evaluated oil and gas properties:

     Evaluated Colombian properties          182,945,000           183,043,000
     Evaluated domestic properties           154,495,000           154,029,000
Facilities and other property                 25,000,000            25,011,000
Less accumulated depreciation and
     Amortization                           (287,577,000)         (290,832,000)
                                            ------------         -------------
                                            $ 78,335,000         $  74,403,000
                                            ============         =============

(4)  MIDDLE AMERICAN OPERATIONS

     Harken's Middle American operations are conducted through Global Energy Development PLC ("Global", a United Kingdom company listed on the AIM Exchange in London). Effective March 25, 2002, Harken's ownership in Global decreased to 92.77%, as Global placed 7.23% of its stock to investors. The placement to these investors consisted of 2,021,902 shares at a cost of approximately $0.70 per share, of which less than 1% was purchased at the offering price by certain officers, directors and employees of Harken and Global and a family member. The issuance of stock by Global has been accounted for by Harken within stockholders' equity, by reducing additional paid-in capital by $2,004,000, which equals the underlying book value of the shares transferred to investors. The proceeds received of approximately $1,425,000 were offset by transaction costs of $1,177,000, of which $516,000 were incurred in 2002.

     Colombian Operations - Global's Colombian operations are conducted through Harken de Colombia, Ltd., a wholly-owned subsidiary of Global, which held four exclusive Colombian Association Contracts with Empresa Colombiana de Petroleos ("Ecopetrol") as of March 31, 2002. Terms of each of the Association Contracts commit Global to perform certain activities, such as seismic activities and/or the drilling of a well, in accordance with a prescribed timetable. As of May 14, 2002, Global was in compliance with the requirements of each of the Association Contracts.

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

     The Bank One facility requires the Borrowers, as well as Harken, to maintain certain financial covenant ratios and requirements as calculated on a quarterly basis. Harken and the Borrowers are in compliance with all requirements under the Bank One facility, as amended and/or waived, as of March 31, 2002. The Borrowers received a waiver of the debt service coverage ratio covenant for the quarter ended March 31, 2002. Such financial covenant ratios and requirements for the Borrowers include a current ratio, as defined, of not less than 1.0 to 1.0 and a total liabilities to net capital investment ratio, as defined, of not more than 1.15 to 1.0. Effective beginning in the second quarter of 2002, such requirements will also include a debt service coverage ratio, as defined, for the Borrower of not less than 1.15 to 1.00. Required financial covenants for Harken include a ratio of total liabilities to net worth, as defined, of not more than 0.6 to 1.0, and a current ratio, as defined, of not less than 1.15 to 1.0.

(6)  CONVERTIBLE NOTES PAYABLE

     A summary of convertible notes payable is as follows:

                                         December 31,           March 31,
                                            2001                  2002
                                       ---------------       --------------
         5% European Notes             $  40,980,000         $  40,980,000

         Benz Convertible Notes           10,408,000            10,477,000
                                       ---------------       --------------
                                          51,388,000            51,457,000
         Less: Current portion                     -                     -
                                       ---------------       --------------
                                       $  51,388,000         $  51,457,000
                                       ===============       ==============

     5% European Notes -- On May 26, 1998, Harken issued certain 5% Senior Convertible Notes (the "5% European Notes") which mature on May 26, 2003. Since issuance and as of May 14, 2002, Harken has repurchased or exchanged to date an aggregate of approximately $44,000,000 principal amount of the 5% European Notes. As of May 14, 2002, the outstanding principal balance of 5% European Notes was approximately $40,980,000.

     Interest incurred on these notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are converted. The 5% European Notes may be redeemed for cash, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002, Harken may redeem up to 50% of the 5% European Notes in exchange for shares of Harken common stock at a defined redemption price based on an average market price of Harken common stock. At maturity, on May 26, 2003, Harken may similarly redeem all remaining 5% European Notes for shares of Harken common stock. If Harken elects to redeem the 5% European Notes for shares of its common stock, each note will be redeemed for a number of shares of Harken common stock equal to 115% of the principal amount of the note to be redeemed, plus accrued and unpaid interest thereon to the date of redemption, divided by the average market price of the stock over the 30 calendar days immediately preceding the date of the notice of redemption. The 5% European Notes are listed on the Luxembourg Stock Exchange.

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

     No Benz Convertible Notes were repurchased or redeemed by Harken during the three months ended March 31, 2002.

(7)  RELATED PARTY TRANSACTIONS

     During 1997, 1998 and 1999, Harken made secured short-term loans to certain members of Harken's Management, certain of whom also served on the Board of Directors. Such notes receivable are reflected in

Harken's Consolidated Balance Sheet at December 31, 2000 and December 31, 2001 as Related Party Notes Receivable. In January 2001, Harken forgave the repayment of a short-term loan in the principal amount of $250,000, plus accrued interest of $45,000, to a former director and former member of management related to the surrender of his Harken stock options and reflected the forgiveness as a charge to earnings in 2000. Such loan was a recourse loan secured by such options. In May 2002, Harken entered into a severance agreement and forgave the repayment of a short-term loan in the principal amount of $64,000 to a member of management related to his resignation as an officer of Harken due to health reasons. Harken reflected the May 2002 forgiveness as a charge to earnings during the first quarter of 2002, when such forgiveness was agreed to and discussed with the former management member.

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

     Harken's financial information for each of its operating segments is as follows for the periods ended March 31, 2001 and 2002:

                                           North Middle
                                             America          America          Total
                                          ---------------  -------------   --------------
For the three months ended
   March 31, 2001:

Operating revenues                         $   7,008,000    $ 1,907,000     $  8,915,000
Interest and other income                        119,000        158,000          277,000
Depreciation and amortization                  1,819,000      1,430,000        3,249,000
Interest expense and other, net                  876,000        836,000        1,712,000
Income tax expense                                15,000              -           15,000
Segment income (loss) before
   extraordinary items                           766,000     (2,284,000)      (1,518,000)
Capital expenditures                           2,737,000      8,212,000       10,949,000
Total assets at end of period                 99,434,000     47,613,000      147,047,000

For the three months ended
   March 31, 2002:

Operating revenues                         $   3,788,000    $ 1,638,000     $  5,426,000
Interest and other income                         21,000         45,000           66,000
Depreciation and amortization                  2,123,000      1,143,000        3,266,000
Interest expense and other, net                  664,000        308,000          972,000
Income tax expense                                15,000         75,000           90,000
Segment loss before
   extraordinary items                        (2,382,000)    (1,174,000)      (3,556,000)
Capital expenditures                             107,000        192,000          299,000
Total assets at end of period                 60,030,000     29,233,000       89,263,000


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

     In August 2001, a new lawsuit was filed by New West Resources, Inc. ("New West"), a former XPLOR stockholder, against XPLOR, Harken and other defendants in state court in Dallas, Texas. Harken received service of process in February 2002. New West claims that it lost its $6 million investment in XPLOR as a result of misrepresentations by XPLOR and breach of fiduciary duties by certain XPLOR directors. Harken believes this new suit is an adjunct of the prior appraisal rights claim by 420 Energy. The former stockholders of XPLOR have rejected Harken's request for indemnification of this claim under the XPLOR merger agreement. However, Harken intends to continue to pursue and enforce, through whatever steps are necessary, any indemnification from the third parties. Harken has tendered the defense of this claim to National Union Fire Insurance Company, pursuant to insurance policy coverage held by XPLOR. National Union has accepted defense of this claim subject to a reservation of rights. Based on the facts that (i) the allegations of New West's current petition focus primarily on defendants other than Harken, (ii) New West has provided no evidence supporting its claims in response to Harken's discovery requests, and
(iii) the case is set for trial in January 2003 but New West has not served process upon certain of the defendants described in New West's petition as being the primary wrongdoers, Harken does not believe the claims asserted against Harken are meritorious. Therefore, in Harken management's opinion, the ultimate outcome of this litigation will not have a material adverse effect on Harken's financial condition.

     Harken has accrued approximately $6,888,000 at March 31, 2002 relating to certain other operational or regulatory contingencies related to Harken's domestic operations. Approximately $4,400,000 of this accrued amount relates to total future abandonment costs of $7,550,000 of certain producing properties owned by XPLOR, a wholly owned subsidiary of Harken, which will be incurred at the end of the properties' productive life. Harken and its subsidiaries currently are involved in other various lawsuits and contingencies, any of which in management's opinion, will not result in significant loss exposure to Harken.

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

Overview

          Harken's domestic operating segment has completed a period of significant successful drilling activity over the past two years, and in light of recent reduced prices for oil and natural gas, has reduced its exploration and development activity at this time in favor of pursuing oil and gas reserve growth through merger and acquisition activity. In April 2002, Harken, along with a wholly-owned subsidiary, acquired certain producing property interests (the "Republic Properties") in exchange for Harken common stock. Harken's ability to make future acquisition transactions may be affected, however, by the market value of Harken common stock. If the price of Harken common stock remains low or decreases, Harken's ability to utilize its stock in acquisition transactions could be negatively affected. Harken's Middle American operations are conducted through Global Energy Development PLC ("Global", a United Kingdom company listed on the AIM Exchange in London). Effective March 25, 2002, Harken's ownership in Global decreased to 92.77%, as Global placed 7.23% (2,085,282 shares) of its stock in a placement to investors, of which less than 1% (166,198 shares) of Global was purchased at the offering price by certain officers, directors and employees of Harken and Global and a family member, in exchange for approximately $1,425,000 cash. Global is seeking additional financing and acquisition activities using shares of its newly listed common stock. In addition, the sale, by Harken, of additional shares of Global common stock which would reduce Harken's ownership to 90% was previously approved by Harken's Board of Directors. As a part of Harken's business strategy, Harken has taken steps to maximize its cash flow by decreasing its administrative costs through reductions in personnel, reductions in salaries, increasing efficiencies in its production operations, and by reducing its long-term debt obligations. Harken's continued steps in these areas should continue to increase operating efficiency and cash flow during 2002.

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

     Classification of long-term debt -- Harken's bank credit facility with Bank One, N.A. ("Bank One") requires Harken, as well as certain of its subsidiaries (the "Borrowers") to maintain certain financial covenant ratios and requirements, as calculated on a quarterly basis. If Harken or the Borrowers are not in compliance with their bank financial covenant ratios or requirements in the future and are unable to obtain a waiver or amendment to the facility requirements, the credit facility would be in default and callable by Bank One. In addition, due to cross-default provisions in Harken's 5% European Note agreement and 5% Convertible Notes Due 2002 (the "Benz Convertible Notes"), a majority of Harken's debt obligations would become due in full if any debt is in default. The classification of Harken's long-term debt obligations at March 31, 2002 reflects Harken's expectations that future operating results will result in Harken and the Borrowers being in compliance with the bank financial covenant ratios and requirements in future quarters. However, expectations of future operating results and continued compliance with financial covenants cannot be assured and our lenders' actions are not controllable by Harken. If Harken's projections of future operating results are not achieved and its debt is placed in default, Harken would experience a material adverse impact on its financial position and results of operations.

     Accounting for derivatives - Harken holds commodity derivative financial instruments designed to mitigate commodity price risk associated with a portion of its future monthly natural gas production and related cash flows. These commodity derivatives qualify for hedge accounting as discussed in Note 8 - Hedging Activities in the Notes to Consolidated Condensed Financial Statements. Harken does not participate in speculative derivatives trading. Hedge accounting requires that commodity derivative instruments be designated as hedges and that fluctuations in their market value are effective in mitigating the hedged commodity price risk, and that such effectiveness be documented and monitored. While Harken intends to continue to meet the conditions to qualify for hedge accounting, if hedges are not highly effective, or if the forecasted hedged production does not occur, the changes in the fair value of the commodity derivative instruments would be reflected in earnings. During the first quarter of 2002, the average percentage of Harken's natural gas production hedged was approximately 30%.

                              RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected Harken's earnings and balance sheet during the periods included in the accompanying consolidated financial statements.

                                                                   Three Months Ended
                                                                         March 31,
                                                              -------------------------------
                                                                  2001              2002
                                                              -----------       -------------
                                                                       (unaudited)
       Operating Revenues
       ------------------

       Domestic Exploration and Production Operations
       ----------------------------------------------
         Gas sales revenues                                   $ 5,552,000     $  2,467,000
            Gas volumes in mcf                                    969,000          975,000
            Gas price per mcf                                 $      5.73     $       2.53
         Oil sales revenues                                   $ 1,456,000     $  1,321,000
            Oil volumes in barrels                                 54,000           65,000
            Oil price per barrel                              $     26.96     $      20.32

       Colombian Exploration and Production Operations
       -----------------------------------------------
         Oil sales revenues                                   $ 1,907,000     $  1,638,000
            Oil volumes in barrels                                 94,000          131,000
            Oil price per barrel                              $     20.29     $      12.50

       Other Revenues
       --------------
         Interest income                                      $   245,000     $     33,000
         Other income                                         $    32,000     $     33,000

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

     Middle American operating expenses have decreased from $763,000 during the first quarter of 2001 to $435,000 for the first quarter of 2002, as Global has taken steps to reduce operating expenses related to its producing fields in Colombia

Interest and Other Income

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

     Harken's Middle American operations are conducted through Global Energy Development PLC ("Global", a United Kingdom company listed on the AIM Exchange in London). Effective March 25, 2002, Harken's ownership in Global decreased to 92.77%, as Global placed 7.23% (2,085,282 shares) of its stock in a placement to investors, of which less than 1% (166,198 shares) of Global was purchased at the offering price by certain officers, directors and employees of Harken and Global and a family member in exchange for approximately $1,425,000 cash. Global is seeking additional financing and acquisition activities using its shares of its newly listed common stock. In addition, the sale, by Harken, of additional shares of Global common stock which would reduce Harken's ownership to 90% was previously approved by Harken's Board of Directors.

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

     Harken's operating cash flows from its domestic oil and gas properties are being strengthened by successful drilling activity in late 2001 in southern Louisiana, which have begun to partially offset the reductions following the sales of producing properties consummated in late 2000 and during the first half of 2001. Recently completed wells, including the Thomas Cenac #1, the State Lease 1480 #2, the State Lease 14589 #3 and the State Lease 1480 #3, all began production in the last four months of 2001. In April 2002, a wholly-owned subsidiary of Harken acquired the Republic Properties from Republic Resources, Inc. The Republic Properties consist of 15 producing property interests located in southern Louisiana and the Texas Gulf Coast region. The Republic Properties were acquired by the Harken subsidiary in exchange for 2,645,500 shares of Harken common stock. In addition, the Purchase and Sale Agreement also provides for contingent additional consideration of cash or additional shares of Harken common stock to be paid within 45 days after December 31, 2003, based on a defined calculation to measure the appreciation, if any, of the reserve value of the Republic Properties. The acquisition of the Republic Properties will supplement Harken's domestic operating cash flows beginning in the second quarter of 2002. Harken's domestic operating cash flows are particularly dependent on the price of natural gas, which Harken is unable to predict.

     Certain Harken subsidiaries entered into a three-year loan facility with Bank One, N.A. ("Bank One"), which is secured by substantially all of those subsidiaries' domestic oil and gas properties and a guarantee from Harken. The Bank One facility provides borrowings subject to a borrowing base (as defined by the Bank One facility), which was $7,937,000 as of March 31, 2002 and as of May 10, 2002. Such borrowing base, which is net of outstanding letters of credit, will be reduced by $225,000 per month beginning

September 1, 2002 until the borrowing base is redetermined by Bank One. Such borrowing base is scheduled to be re-determined by Bank One on May 1 and November 1 of each year in accordance with the facility agreement. The Bank One facility requires the Borrowers, as well as Harken, to maintain certain financial covenant ratios and requirements.Bank One's commitments under the facility terminate in August 2003.

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

         5% European Convertible Notes Commitments - On May 26, 1998, Harken issued a total of $85 million of 5% Senior Convertible Notes (the "5% European Notes") which mature on May 26, 2003. During the second quarter of 2001, Harken issued 325,150 shares of Series G1 Preferred stock in exchange for 5% European Notes in the face amount of $9.0 million. In addition, in July 2001, Harken issued 95,800 shares of Series G2 Preferred stock in exchange for 5% European Notes in the face amount of approximately $9.6 million. Including these most recent exchanges, since issuance and as of May 14, 2002, Harken has retired 5% European Notes totaling approximately $44 million. Harken continues to consider additional transactions with the 5% European Note holders whereby Harken may retire additional Notes in exchange for shares of Harken common stock, cash, convertible securities or other consideration. As of May 14, 2002, the remaining principal balance of 5% European Notes was approximately $41.0 million. Interest incurred on these notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are redeemed, converted or purchased by Harken prior to their maturity.

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

         Benz Convertible Notes Commitments - On December 30, 1999, Harken issued $12 million principal amount of Benz Convertible Notes in exchange for certain prospects acquired from Benz Energy, Incorporated ("Benz"). The Benz Convertible Notes originally were to mature on May 26, 2003. In March 2000, the maturity date of certain of the Benz Convertible Notes was extended to November 26, 2003. As of May 14, 2002, Harken has repurchased or redeemed approximately $1.1 million principal amount of the Benz Convertible Notes for cash and/or Harken common stock. As of May 14, 2002, the outstanding principal balance of Benz Convertible Notes was approximately $10.9 million and had a maturity date of November 26, 2003.

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

         Operational Contingencies - Harken's operations are subject to stringent and complex environmental laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations are subject to changes that may result in more restrictive or costly operations. Failure to comply with applicable environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties or injunctive relief. Global's international oil and gas exploration and production operations, including well drilling and seismic activities, require specific governmental environmental licenses and permits, the acquisition of which in the past have been subject to extensive delays. Global may continue to experience similar delays in the future. Failure to obtain these licenses and permits in a timely manner may prevent or delay Harken's and Global's operational plans.

         Harken has accrued approximately $6,888,000 at March 31, 2002 relating to operational or regulatory contingencies related to Harken's domestic operations. Approximately $4,400,000 of this accrued amount relates to total future abandonment costs of $7,550,000 of certain of Harken's producing properties, which will be incurred at the end of the properties' productive life. Approximately $900,000 of the total operational or regulatory liabilities are expected to be paid during 2002 and are included in current liabilities. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in a material adverse effect upon Harken's financial condition or operations taken as a whole.

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

         Consolidated Contractual Obligations - The following table presents a summary of Harken's contractual obligations and commercial commitments as of March 31, 2002. Harken has no off-balance sheet obligations other than in the table set forth below.


                                                                 Payments Due by Period
                               -------------------------------------------------------------------------------------------
Contractual Obligations            2002         2003         2004         2005      2006-2007   Thereafter        Total
-----------------------            ----         ----         ----         ----      ---------   ----------        -----
Bank Credit Facility/(1)/      $  450,000    $ 7,450,000  $        --   $       --  $      --   $       --    $  7,900,000

Operating Leases/(2)/             744,000        720,000      688,000      689,000    574,000           --       3,415,000

International Commitments/(3)/         --      2,500,000           --           --         --           --       2,500,000

Domestic Commitments                   --             --           --           --         --           --              --

Convertible Notes Payable/(4)/         --     51,855,000           --           --         --           --      51,855,000
                               ----------    -----------  -----------   ----------  ---------   ----------    ------------

Total Contractual Cash
Obligations                    $1,194,000    $62,525,000     $688,000     $689,000   $574,000   $       --    $ 66,670,000
                               ==========    ===========     ========     ========   ========   ==========    ============


(1) Does not reflect impact of plans to modify or extend existing facility through refinancing.
(2)  Amount net of sublease arrangements in effect at March 31, 2002.
(3) Represents the estimated cost of completion of a well in Colombia required to be drilled by Harken under Harken's Cajaro Association Contract with Ecopetrol.
(4) Represents the outstanding principal obligations owing under the 5% European Notes and the Benz Convertible Notes as of March 31, 2002. These obligations are payable or redeemable for cash or with shares of Harken common stock (See Part I, Item 1, Notes to Consolidated Condensed Financial Statements, "Note 6 - Convertible Notes Payable" for further discussion).

     In addition to the above commitments, Harken anticipates that its discretionary domestic and international capital expenditures will total approximately $1.5 million each during 2002. After 2002, government authorities under Harken's Louisiana state leases and operators under Harken's other domestic operations may also request Harken to participate in the cost of drilling additional exploratory and development wells. Harken may fund these future domestic expenditures at its discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on many factors outside of Harken's control, such as the timing of the request, the depth of the wells and the location of the property. Harken's discretionary capital expenditures for 2002 and afterward will be curtailed if Harken does not have sufficient funds available. If Harken does not have sufficient funds or otherwise chooses not to participate, it may experience a delay of future cash flows from proved undeveloped oil and gas reserves. Such expenditure curtailments could also result in Harken losing certain prospect acreage or reducing its interest in future development projects.

Adequacy of Capital Sources

         Considering Harken's existing cash resources and the potential additional capital sources discussed above, Harken believes that it will have sufficient cash resources to fund all of its planned capital obligations during 2002. In 2003, Harken's most significant capital commitment is satisfying its remaining obligations under the 5% European Notes, the Bank One credit facility and the Benz Convertible Notes, which mature in May 2003, August 2003 and November 2003, respectively. In order to fulfill the obligations under these notes, Harken may: (i) repurchase these notes from their holders for cash, securities (such as Harken common stock or other convertible debt) and/or other property, (ii) redeem these notes by issuing Harken common stock on or before maturity and/or (ii) raise additional capital to redeem these notes for cash. The redemption of these notes by issuing common stock could result in substantial dilution of the existing Harken common stock and could require stockholder approval to complete. In addition, the number of new shares to be issued could result in a change of control of Harken. No assurance can be given that Harken will be successful in any redemption or repurchase of the 5% European Notes and the Benz Convertible Notes.

         In addition, if Harken's stock price were to decline significantly, Harken's ability to convert a substantial amount of the 5% European Notes and Benz Convertible Notes into common stock could be limited by the number of authorized but unissued shares of Harken common stock. If there were an insufficient number of authorized shares of common stock to redeem all of the then-outstanding 5% European Notes and Benz Convertible Notes, Harken would have to obtain stockholder approval to increase its authorized common stock before it could redeem all such 5% European Notes and Benz Convertible Notes into common stock. Absent such stockholder approval, Harken would have to otherwise restructure the then-outstanding 5% European Notes and Benz Convertible Notes, or pay such 5% European Notes and Benz Convertible Notes at maturity. There can be no assurance that, in such an event, Harken would be successful in restructuring its obligations under the then-outstanding 5% European Notes and Benz Convertible Notes, or would have available sufficient funds to pay such 5% European Notes and Benz Convertible Notes, in cash, upon maturity. In addition, due to cross-default provisions in Harken's 5% European Notes and the Benz Convertible Note agreements, a majority of Harken's debt obligations would become due in full if any debt is in default. If Harken's ability to convert a substantial amount of the 5% European Notes and Benz Convertible Notes into common stock is unsuccessful, Harken could experience a material adverse affect on it financial position and results of operations.

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

          6a)  EXHIBIT INDEX
               Exhibit

               3.1 Certificate of Incorporation of Harken Energy Corporation as amended (filed as Exhibit 3.1 to Harken's Annual Report on Form 10-K for fiscal year ended December 31, 1989, File No. 0-9207, and incorporated by reference herein).

               3.2 Amendment to the Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 28.8 to the Registration Statement on Form S-1 of Tejas Power Corporation, file No. 33-37141, filed with the SEC on October 3, 1990 and incorporated by reference herein.)

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

               4.1 Form of certificate representing shares of Harken common stock, par value $.01 per share (filed as Exhibit 1 to Harken's Registration Statement on Form 8-A, File No. 0-9027, filed with the SEC on June 1, 1989 and incorporated by reference herein.)

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

          10.4 Harken Energy Corporation's 1993 Stock Option and Restricted Stock Plan (filed as Exhibit 4.3 to Harken's Registration Statement on Form S-8, filed with the SEC on September 23, 1993 and incorporated by reference herein).

          10.5 First Amendment to Harken Energy Corporation's 1993 Stock Option and Restricted Stock Plan (filed as an Exhibit 4.4 to Harken's Registration Statement on Form S-8, filed with the SEC on July 22, 1996 and incorporated by reference herein).

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

          10.9 Association Contract (Alcaravan) dated as of December 13, 1992, but effective as of February 13, 1993, by and between Empresa Colombia de Petroleos (filed as Exhibit 10.1 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-9207, and incorporated herein by reference).

          10.10 Amendment No. 1 to Harken Energy Corporation 1996 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.5 to Harken's Registration Statement on Form S-8, filed with the SEC on August 19, 1997 and incorporated by reference herein).

          10.11 Amendment No. 2 to Harken Energy Corporation 1996 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.6 to Harken's Registration Statement on Form S-8, filed with the SEC on August 19, 1997 and incorporated by reference herein).

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

          10.16 Association Contract (Cajaro) dated as of December 2001, but effective as of February 2002, by and between Harken de Colombia, Ltd. and Empresa Colombia de Petroleos (filed as
                    Exhibit 10.14 to Harken's Annual Report on Form 10-K for fiscal year ended December 31, 2001, File No. 09207, and incorporated by reference herein).

          10.17 Purchase and Sale Agreement dated January 31, 2002 between Republic Resources, Inc. and Harken Energy Corporation (filed as Exhibit 10.15 to Harken's Annual Report on Form 10-K for fiscal year ended December 31, 2001, File No. 09207, and incorporated by reference herein).

          10.18 Letter from Arthur Andersen LLP pursuant to Item 304(a)(3) of Regulation S-K (field as Exhibit 16.1 in Harken's current report on Form 8-K, filed on September 5, 2001, File No. 0-9207, and incorporated by reference herein).

         *10.19 Waiver and Fourth Amendment to Credit Agreement between Harken Exploration Company, XPLOR Energy, Inc., Harken Energy West Texas, Inc., XPLOR Energy SPV-1, Inc., Harken Gulf Exploration Company, and Bank One, N.A. dated March 21, 2002.

         **99.1 Certificate of the Chairman of the Board and Chief Executive Officer of Harken Energy Corporation.

         **99.2 Certificate of the Chief Financial Officer of Harken Energy Corporation.

                    *  Previously filed
                    **  Filed herewith

     (b)  REPORTS ON FORM 8-K

          None filed.

                            HARKEN ENERGY CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Harken Energy Corporation
                                       --------------------------------------
                                                     (Registrant)



Date:   December 20, 2002              By:  /s/ Anna M. Williams
      -------------------------             ------------------------------------
                                            Executive Vice President-Finance and
                                            Chief Financial Officer

                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER
                      PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2002

I, Mikel D. Faulkner, Chief Executive Officer of Harken Energy Corporation certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

Date:  December 20, 2002                          By: /s/ Mikel D. Faulkner
                                                      --------------------------
                                                      Mikel D. Faulkner
                                                      Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.


Date:  December 20, 2002                By: /s/ Anna M. Williams
                                            -----------------------------
                                                Anna M. Williams
                                                Executive Vice President-Finance
                                                and Chief Financial Officer