Form 10-Q/A
period 2002-06-30
HARKEN ENERGY CORP
filed 2002-12-20
CIK 313478

--------------------------------------------------------------------------------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ____

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No [X]

     The number of shares of Common Stock, par value $0.01 per share, outstanding as of August 1, 2002 was 23,731,407.

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     Harken Energy Corporation filed its original Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 with the Securities and Exchange Commission ("SEC") on August 14, 2002. This Amendment No. 1 to the Quarterly Report on Form 10-Q/A is being filed solely for the purpose of responding to comments of the SEC. In order to preserve the nature and character of the disclosures as of August 14, 2002, except as specifically discussed in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A, no attempt has been made in this amendment to modify or update such disclosures for events which occurred subsequent to the original filing on August 14, 2002. Accordingly, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A should be read in conjunction with the Company's subsequent filings with the SEC.

                            HARKEN ENERGY CORPORATION
                            INDEX TO QUARTERLY REPORT
                                  June 30, 2002

                                                                                            Page
                                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1.     Condensed Financial Statements

                 Consolidated Condensed Balance Sheets ..................................     4

                 Consolidated Condensed Statements of Operations ........................     5

                 Consolidated Condensed Statement of Stockholders' Equity ...............     6

                 Consolidated Condensed Statements of Cash Flows ........................     7

                 Notes to Consolidated Condensed Financial Statements ...................     8

     Item 2.     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations .........................................    20

PART II. OTHER INFORMATION ..............................................................    35

     Item 1.  Legal Proceedings .........................................................    35

     Item 2.  Changes in Securities and Use of Proceeds .................................    35

     Item 6.  Exhibits and Reports on Form 8-K ..........................................    36

SIGNATURES ..............................................................................    41

                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)


                                                                                     December 31,        June 30,
                                                                                        2001               2002
                                                                                    --------------    --------------
    Assets
    ------

Current Assets:
  Cash and temporary investments                                                    $    8,523,000    $    7,723,000
  Restricted cash                                                                          944,000                 -
  Accounts receivable, net                                                               3,248,000         4,505,000
  Related party notes receivable                                                           169,000           105,000
  Prepaid expenses and other current assets                                              1,361,000           576,000
                                                                                    --------------    --------------
       Total Current Assets                                                             14,245,000        12,909,000

Property and Equipment, net                                                             78,335,000        73,878,000

Other Assets, net                                                                        3,226,000         2,747,000
                                                                                    --------------    --------------
                                                                                    $   95,806,000    $   89,534,000
                                                                                    ==============    ==============

    Liabilities and Stockholders' Equity
    ------------------------------------

Current Liabilities:
  Trade payables                                                                    $    2,664,000    $      784,000
  Accrued liabilities and other                                                          6,197,000         5,824,000
  Revenues and royalties payable                                                         2,006,000         1,422,000
  Bank credit facilities                                                                         -         6,737,000
  Convertible notes payable                                                                      -        41,211,000
                                                                                    --------------    --------------
       Total Current Liabilities                                                        10,867,000        55,978,000

Convertible Notes Payable                                                               51,388,000        12,318,000

Bank Credit Facilities                                                                   7,937,000                 -

Accrued Preferred Stock Dividends                                                        3,942,000         5,629,000

Other Long-Term Obligations                                                              5,458,000         4,856,000

Commitments and Contingencies (Note 11)

Minority Interest in Consolidated Subsidiary                                                     -         1,948,000

Stockholders' Equity
  Series G1 Preferred Stock, $1.00 par value; $100 liquidation value; 700,000
   shares authorized; 446,417 and 424,597 shares outstanding, respectively                 446,000           424,000
  Series G2 Preferred Stock, $1.00 par value; $100 liquidation value; 400,000
   shares authorized;  95,300 and  94,300 shares outstanding, respectively                  95,000            94,000
  Common stock, $0.01 par value; 225,000,000 shares authorized;
   18,713,038 and 21,541,595 shares issued, respectively                                   187,000           215,000
  Additional paid-in capital                                                           385,710,000       386,880,000
  Accumulated deficit                                                                 (369,087,000)     (377,108,000)
  Accumulated other comprehensive income                                                   296,000          (267,000)
  Treasury stock, at cost, 542,900 shares held                                          (1,433,000)       (1,433,000)
                                                                                    --------------    --------------
       Total Stockholders' Equity                                                       16,214,000         8,805,000
                                                                                    --------------    --------------
                                                                                    $   95,806,000    $   89,534,000
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

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                      Three Months Ended                Six Months Ended
                                                                            June 30,                         June 30,
                                                                 ---------------------------------------------------------------
                                                                      2001             2002             2001            2002
                                                                 ---------------------------------------------------------------
Revenues:
  Oil and gas operations                                         $ 10,792,000     $  7,516,000     $ 19,707,000     $ 12,942,000
  Interest and other income                                           190,000          196,000          467,000          262,000
                                                                 ---------------------------------------------------------------
                                                                   10,982,000        7,712,000       20,174,000       13,204,000
                                                                 ---------------------------------------------------------------

Costs and Expenses:
  Oil and gas operating expenses                                    3,327,000        2,393,000        6,581,000        4,713,000
  General and administrative expenses, net                          2,892,000        2,453,000        5,372,000        4,862,000
  Depreciation and amortization                                     4,834,000        3,365,000        8,083,000        6,631,000
  Litigation and contingent liability settlements, net                      -        1,168,000                -        1,168,000
  Interest expense and other, net                                     986,000          953,000        2,698,000        1,925,000
                                                                 ---------------------------------------------------------------
                                                                   12,039,000       10,332,000       22,734,000       19,299,000
                                                                 ---------------------------------------------------------------

     Loss before income taxes                                      (1,057,000)      (2,620,000)      (2,560,000)      (6,095,000)

Income tax expense                                                     15,000           90,000           30,000          180,000
                                                                 ---------------------------------------------------------------

     Loss before extraordinary items and minority interest         (1,072,000)      (2,710,000)      (2,590,000)      (6,275,000)

Minority interest in loss of subsidiary                                     -           20,000                -           29,000
                                                                 ---------------------------------------------------------------

  Loss before extraordinary item                                 $ (1,072,000)    $ (2,690,000)    $ (2,590,000)    $ (6,246,000)

Extraordinary item-gain on repurchase/exchange of
  European Notes                                                    1,147,000          340,000        1,253,000          340,000
                                                                 ---------------------------------------------------------------

     Net income (loss)                                           $     75,000     $ (2,350,000)    $ (1,337,000)    $ (5,906,000)
                                                                 ===============================================================

Preferred stock dividends                                            (633,000)      (1,070,000)        (949,000)      (2,115,000)
                                                                 ---------------------------------------------------------------

     Net loss attributed to common stock                         $   (558,000)    $ (3,420,000)    $ (2,286,000)    $ (8,021,000)
                                                                 ===============================================================

Basic and diluted income (loss) per common share:
  Loss before extraordinary items                                $      (0.09)    $      (0.18)    $      (0.20)    $      (0.42)
Extraordinary item-gain on repurchase/exchange of
     European Notes                                                      0.06             0.02             0.07             0.02
                                                                 ---------------------------------------------------------------
Loss per common share                                            $      (0.03)    $      (0.16)    $      (0.13)    $      (0.40)
                                                                 ===============================================================
Weighted average shares outstanding                                18,124,805       20,968,751       17,991,060       19,608,768
                                                                 ===============================================================

   The accompanying Notes to Consolidated Condensed Financial Statements are
                     an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                           Accumulated
                                                                                                             Other
                                                                  Additional                              Comprehensive
                            G1 Preferred G2 Preferred   Common      Paid-In      Treasury     Accumulated     Income
                                Stock         Stock     Stock       Capital        Stock        Deficit       (Loss)       Total
                            -------------------------------------------------------------------------------------------------------
Balance December 31, 2001     $446,000     $ 95,000   $ 187,000 $ 385,710,000  $(1,433,000) $ (369,087,000) $ 296,000  $ 16,214,000

 Issuance of common stock            -            -      27,000     2,689,000            -               -          -     2,716,000
 Exchange of preferred stock   (13,000)           -           -       (49,000)           -               -          -       (62,000)
 Conversions of preferred
   stock                        (8,000)      (1,000)      1,000       257,000            -               -          -       249,000
 Repurchase of preferred
   stock                        (1,000)           -           -        (8,000)           -               -          -        (9,000)
 Preferred stock dividends           -            -           -             -            -      (2,115,000)         -    (2,115,000)
 Issuance of stock of
   subsidiary                        -            -           -    (1,719,000)           -               -          -    (1,719,000)
Comprehensive income:
  Net change in derivative
   fair value                        -            -           -             -            -               -   (473,000)
  Reclassification of
   derivative fair value
   into earnings                     -            -           -             -            -               -    (90,000)
  Net loss                           -            -           -             -            -      (5,906,000)         -
     Total comprehensive
      income (loss)                                                                                                      (6,469,000)
                            -------------------------------------------------------------------------------------------------------
Balance June 30, 2002         $424,000     $ 94,000   $ 215,000 $ 386,880,000  $(1,433,000) $ (377,108,000) $(267,000) $  8,805,000
                            =======================================================================================================


   The accompanying Notes to Consolidated Condensed Financial Statements are
                     an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                      --------------------------------
                                                                           2001              2002
                                                                      --------------    --------------
Cash flows from operating activities:
  Net loss                                                            $   (1,337,000)   $   (5,906,000)
   Adjustment to reconcile net loss to net cash
      provided (used) by operating activities:
    Depreciation and amortization                                          8,083,000         6,631,000
    Amortization of issuance costs                                           837,000           238,000
    Minority interest                                                              -           (29,000)
    Litigation and contingent liability settlements, net                           -         1,168,000
    Extraordinary items                                                   (1,253,000)         (340,000)
    Other                                                                    294,000           121,000
   Change in assets and liabilities:
    (Increase) decrease in accounts receivable                              (840,000)       (1,791,000)
    Increase (decrease) in trade payables and other                       (1,396,000)       (2,031,000)
                                                                      --------------    --------------
      Net cash provided by (used in) operating activities                  4,388,000)       (1,939,000)
                                                                      --------------    --------------

Cash flows from investing activities:
  Proceeds from sales of assets                                            9,620,000         2,606,000
  Capital expenditures, net                                              (18,384,000)       (2,903,000)
                                                                      --------------    --------------
    Net cash used in investing activities                                 (8,764,000)         (297,000)
                                                                      --------------    --------------

Cash flows from financing activities:
  Repayments of long-term debt                                              (207,000)       (1,894,000)
  Proceeds from issuances of common stock, net of issuances co                     -           921,000
  Collection of note receivable                                              140,000                 -
  Proceeds from issuances of European Notes, net                                   -         2,418,000
  Purchase of preferred stock                                                      -            (9,000)
                                                                      --------------    --------------
      Net cash  (used in) provided by financing activities                   (67,000)        1,436,000
                                                                      --------------    --------------

Net decrease in cash and temporary investments                            (4,443,000)         (800,000)
Cash and temporary investments at beginning of period                     20,673,000         8,523,000
                                                                      --------------    --------------
Cash and temporary investments at end of period                       $   16,230,000    $    7,723,000
                                                                      ==============    ==============

Supplemental disclosures of cash flows information:
  Cash paid during the period for
    Interest                                                          $    2,046,000    $    1,410,000
    Income taxes                                                                   -           333,000

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

     Comprehensive Loss - Comprehensive loss includes changes in stockholders' equity during the periods that do not result from transactions with stockholders. Harken's total comprehensive loss is as follows:

                                                            Six Months Ended
                                                                June 30,
                                                         -----------------------
                                                            2001         2002
                                                         ----------   ----------
                                                             (in thousands)
          Net loss                                       $ (1,337)    $  (5,906)
          Change in fair value of derivative                1,153          (473)
          Reclassification of derivative fair value
             into earnings                                  1,525           (90)
          Cumulative effect of change in
             accounting principle                          (3,025)            -
                                                         --------     ---------
          Total comprehensive loss                       $ (1,684)    $  (6,469)
                                                         ========     =========

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
                                                =============    =============

(4)  MIDDLE AMERICAN OPERATIONS

     Harken's Middle American operations are conducted through its ownership in Global Energy Development PLC ("Global," a public limited company registered in England and Wales under the Companies Act (1985) of the United Kingdom). Global's ordinary shares are admitted for trading on the Alternative Investment Market of the London Stock Exchange. Effective March 25, 2002, Harken's ownership in Global decreased from 100% to 92.77% when Global sold 7.23% of its shares to 22 investors. The placement of these investors consisted of 2,021,902 shares at a cost of approximately $0.70 per share, of which less than 1% was purchased at the offering price by certain officers, directors and employees of Harken and Global and a family member, in exchange for approximately $1,425,000 in cash. Global is seeking additional financing and may effect acquisitions using shares of its newly listed ordinary shares. In addition, Harken may elect to sell or otherwise dispose of additional shares of Global owned by it, for cash or otherwise. The issuance of shares by Global has been accounted for by Harken within stockholders' equity, by reducing additional paid-in capital by $1,977,000 related to the corresponding minority interest and offsetting proceeds of approximately $1,425,000 received from transaction costs of $1,177,000, of which $516,000 were incurred in 2002.

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

(7)  CONVERTIBLE NOTES PAYABLE

     A summary of convertible notes payable is as follows:

                                            December 31,      June 30,
                                                2001            2002
                                            ------------     -----------
     5% European Notes                      $ 40,980,000     $39,980,000

     7% European Notes                                 -       3,003,000

     Benz Convertible Notes                   10,408,000      10,546,000
                                            ------------     -----------
                                              51,388,000      53,529,000
     Less: Current portion                             -      41,211,000
                                            ------------     -----------
                                            $ 51,388,000     $12,318,000
                                            ============     ===========

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

     The redemption of 5% European Notes by converting them into common stock could result in substantial dilution of the existing Harken common stock. In addition, the number of new shares to be issued could result in a change of control of Harken. For example, if notes had been converted on August 14, with an estimated conversion price of $0.30, for every $1,000,000 of 5% European Notes converted at this price, Harken would have been required to issue to the noteholders approximately 3.8 million shares of common stock. If all of the 5% European Notes had been converted at this price, the noteholders would have received an aggregate of approximately 130.1 million shares of common stock and, collectively, would control over 85% of Harken's common stock. The number of shares that might be issued in this regard will vary significantly depending upon the average market price of Harken's common stock over the 30 days preceding the redemption notice, and the amount of 5% European Notes to be redeemed.

     In connection with the issuance of Harken common stock in redemption of 5% European Notes, Harken intends to request stockholder approval in accordance with guidelines of the American Stock Exchange that apply to transactions involving the potential issuance below market value of at least 20% of a company's outstanding shares. If shareholder approval was required under the American Stock Exchange Guidelines and was not obtained, Harken could apply for an exemption from the shareholder approval requirement or be subject to delisting of its common stock if it issued the shares without shareholder approval. The potential delisting of Harken common stock could adversely affect Harken's ability to raise capital in the future by issuing common stock or securities convertible into common stock.

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

     The 7% European Notes may be redeemed at Harken's option, at any time and from time to time, in whole or in part, for cash equal to the outstanding principal and accrued interest to the date of redemption, upon not less than 30 days notice to the noteholders. In addition, beginning March 31, 2006, Harken may redeem up to 50% of the outstanding 7% European Notes for shares of Harken common stock, and at maturity, on March 31, 2007, Harken may similarly redeem all remaining outstanding 7% European Notes for shares of Harken common stock, in each case upon not less than 30 days notice to the noteholders. If Harken elects to redeem the 7% European Notes for shares of its common stock, each note will be redeemed for a number of shares of Harken common stock equal to 110% of the principal value of the Notes to be redeemed, plus accrued and unpaid interest thereon to the date of redemption, divided by the average market price of the stock over the 120 business days immediately preceding the date of the notice of redemption.

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

     The Benz Convertible Notes bear interest at 5% per annum, payable semi-annually in May and November of each year until maturity or until the Benz Convertible Notes are redeemed, converted or purchased by Harken prior to their maturity. The notes may be redeemed for cash, or shares of Harken common stock, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002, Harken may redeem up to 50% of the Benz Convertible Notes then outstanding in exchange for shares of Harken common stock. At maturity, on November 26, 2003, Harken may similarly redeem all remaining outstanding Benz Convertible Notes for shares of Harken common stock. If Harken elects to redeem the Benz Convertible Notes for shares of its common stock beginning November 26, 2002, each note will be redeemed for a number of shares of Harken common stock equal to 115% of the principal value of the note to be redeemed, plus accrued and unpaid interest thereon to the date of redemption, divided by the average market price of the stock over the 30 calendar days immediately preceding the date of the notice of redemption.

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

(8)  RELATED PARTY TRANSACTIONS

     During 1997, 1998 and 1999, Harken made secured short-term loans to certain members of Harken's Management, certain of whom also served on the Board of Directors. Such notes receivable are reflected in Harken's Consolidated Condensed Balance Sheets at December 31, 2001 and June 30, 2002 as related party notes receivable. In May 2002, Harken entered into a severance agreement and forgave the repayment of a short-term loan in the principal amount of $64,000 to a member of management related to his resignation as an officer of Harken due to health reasons. Harken reflected the forgiveness as a charge to earnings during the first quarter of 2002, when such forgiveness was agreed to and discussed with the former management member.

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

     Harken's financial information for each of its operating segments is as follows for the periods ended June 30, 2001 and 2002:

                                          Three Months Ended June 30, 2001                   Six Months Ended June 30, 2001
                                  -----------------------------------------------    ----------------------------------------------
                                       North           Middle                            North            Middle
                                      America         America           Total           America          America          Total
                                  --------------    ------------    -------------    -------------    ------------    -------------
Operating revenues                 $   8,139,000    $  2,653,000    $  10,792,000    $  15,147,000    $  4,560,000    $  19,707,000
Interest and other income                 85,000         105,000          190,000          204,000         263,000          467,000
Depreciation and amortization          2,581,000       2,253,000        4,834,000        4,400,000       3,683,000        8,083,000
Interest expense and other, net          673,000         313,000          986,000        1,549,000       1,149,000        2,698,000
Income tax expense                        15,000               -           15,000           30,000               -           30,000
Segment income (loss) before
    extraordinary items                1,383,000      (2,455,000)      (1,072,000)       2,149,000      (4,739,000)      (2,590,000)
Segment income (loss)                  1,956,000      (1,881,000)          75,000        2,775,000      (4,112,000)      (1,337,000)
Capital expenditures                   3,176,000       1,046,000        4,222,000        5,913,000       9,258,000       15,171,000
Total assets at end of period         92,266,000      47,280,000      139,546,000       92,266,000      47,280,000      139,546,000

                                          Three Months Ended June 30, 2002                   Six Months Ended June 30, 2002
                                  -----------------------------------------------    ----------------------------------------------
                                       North           Middle                            North            Middle
                                      America         America           Total           America          America          Total
                                  --------------    ------------    -------------    -------------    ------------    -------------
Operating revenues                 $   5,173,000    $  2,343,000    $   7,516,000    $   8,961,000    $  3,981,000    $  12,942,000
Interest and other income                158,000          38,000          196,000          179,000          83,000          262,000
Depreciation and amortization          2,160,000       1,205,000        3,365,000        4,283,000       2,348,000        6,631,000
Interest expense and other, net        1,274,000        (321,000)         953,000        1,938,000         (13,000)       1,925,000
Income tax expense                        15,000          75,000           90,000           30,000         150,000          180,000
Segment income (loss) before
    extraordinary items               (2,669,000) *      (21,000)      (2,690,000)      (5,051,000) *   (1,195,000)      (6,246,000)
Segment income (loss)                 (2,329,000)        (21,000)      (2,350,000)      (4,711,000)     (1,195,000)      (5,906,000)
Capital expenditures                   3,189,000         588,000        3,777,000        3,296,000         780,000        4,076,000
Total assets at end of period         61,572,000      27,962,000       89,534,000       61,572,000      27,962,000       89,534,000

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

     Harken has accrued approximately $5,275,000 at June 30, 2002 relating to certain other operational or regulatory liabilities related to Harken's domestic operations. Approximately $4,500,000 of this accrued amount relates to total future abandonment costs of $7,550,000 of certain producing properties owned by XPLOR, which will be incurred at the end of the properties' productive life. Harken and its subsidiaries currently are involved in other various lawsuits and contingencies, any of which in management's opinion, will not result in significant loss exposure to Harken.

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

     Accounting for derivatives - Harken holds commodity derivative financial instruments designed to mitigate commodity price risk associated with a portion of its future monthly natural gas production and related cash flows. These commodity derivatives qualify for hedge accounting as discussed in Note 9 - Hedging Activities in the notes to the accompanying Consolidated Condensed Financial Statements contained in Part 1, Item 1. Harken does not participate in speculative derivatives trading. Hedge accounting requires that commodity derivative instruments be designated as hedges and that fluctuations in their market value are effective in mitigating the hedged commodity price risk, and that such effectiveness be documented and monitored. While Harken intends to continue to meet the conditions to qualify for hedge accounting, to the extent hedges are not highly effective, or if the forecasted hedged production does not occur, the changes in the fair value of the commodity derivative instruments are reflected in earnings. During the six months ended June 30, 2002, the average percentage of Harken's natural gas production hedged was approximately 30%.

                              RESULTS OF OPERATIONS

         The following table presents information regarding Harken's revenues and oil and gas production volumes during the periods included in the accompanying consolidated condensed financial statements:

                                                 Three Months Ended                         Six Months Ended
                                                      June 30,                                 June 30,
                                           ------------------------------          -------------------------------
                                                2001            2002                    2001             2002
                                           ------------------------------          -------------------------------
Operating Revenues                                  (unaudited)                              (unaudited)
------------------

Domestic Exploration and Production
-----------------------------------
Operations
----------
  Gas sales revenues                       $   5,748,000   $    3,244,000          $   11,300,000   $    5,711,000
     Gas volumes in mcf                        1,132,000          925,000               2,101,000        1,900,000
     Gas price per mcf                     $        5.08   $         3.51          $         5.38   $         3.00
  Oil sales revenues                       $   2,391,000   $    1,929,000          $    3,847,000   $    3,250,000
     Oil volumes in barrels                       90,000           77,000                 144,000          142,000
     Oil price per barrel                  $       26.57   $        25.05          $        26.72   $        22.89
Colombian Exploration and
-------------------------
Production Operations
---------------------
  Oil sales revenues                       $   2,653,000   $    2,343,000          $    4,560,000   $    3,981,000
     Oil volumes in barrels                      143,000          136,000          $      237,000          267,000
     Oil price per barrel                  $       18.55   $        17.23          $        19.24   $        14.91

Other Revenues
--------------
  Interest income                          $     174,000   $       31,000          $      419,000   $       64,000
  Other income                             $      16,000   $      164,000          $       48,000   $      198,000

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

         During the six months ended June 30, 2002, the approximately $1.9 million of net cash used in Harken's operations was funded from existing cash resources, sales of producing properties, and the issuance of convertible notes. Net cash from financing activities during this period totaled approximately $1.4 million and consisted of $2.4 million raised through the issuance of Harken's 7% European Notes, which are described below and in Note 7 to the accompanying Consolidated Condensed Financial Statements contained in Part 1, Item 1, and $900,000 in net cash proceeds from the issuance of subsidiary common stock, offset by $1.9 million in repayment of long-term debt. Net cash used in investing activities for the first half of 2002 totaled $297,000 and was comprised of $2.6 million received upon the sale of producing domestic oil and gas properties, offset by $2.9 million in capital expenditures.

Convertible Note Commitments and Proposed Capital Restructuring

         5% European Notes -- On May 26, 1998, Harken issued to qualified purchasers a total of $85 million of its 5% Senior Convertible Notes due 2003 (the "5% European Notes"), which mature on May 26, 2003. Since April 1, 2002 and as of August 14, 2002, Harken has repurchased approximately $6 million in principal amount of the 5% European Notes for cash and/or in exchange for its 7% Senior Convertible Notes (the "7% European Notes"), the terms of which are described in Note 7 of the Notes to the Consolidated Condensed Financial Statements contained in Part 1, Item 1. Since issuance and as of August 14, 2002, Harken has repurchased or exchanged to date an aggregate of approximately $51,050,000 million principal amount of the 5% European Notes. As of August 14, 2002, the remaining principal balance of 5% European Notes was approximately $33,950,000. Interest incurred on the 5% European Notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are redeemed, converted or purchased by Harken prior to their maturity.

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

     As of August 14, 2002, after giving effect to the above transactions, the aggregate principal indebtedness outstanding under the 5% Notes was approximately $39.6 million. In order to satisfy its remaining obligations under the 5% Notes, Harken must: (i) raise additional capital to redeem the 5% Notes for cash, (ii) repurchase the 5% Notes from the holders thereof for cash and/or securities (such as the 7% European Notes or Harken common stock) or other property, (iii) redeem the 5% Notes by issuing Harken common stock on or before maturity, or (iv) redeem, repurchase or convert the 5% Notes using any combination of the foregoing methods.

     Although Harken management is actively pursuing negotiated transactions to restructure the 5% Notes, no assurance can be given that Harken will be able to redeem them for cash pursuant to their terms or repurchase them for cash and/or other securities or property. In this event, Harken presently intends to satisfy its obligations under the 5% Notes by redeeming them in exchange for Harken common stock. Under the terms of the 5% Notes, if Harken elected to redeem the 5% Notes for shares of its common stock, each note would be converted into a number of shares of Harken common stock equal to 115% of the face amount of the note to be redeemed, plus accrued and unpaid interest thereon to the date of redemption, divided by the average market price of the stock over the 30 calendar days immediately preceding the date of the notice of redemption.

     The redemption of 5% European Notes by converting them into common stock could result in substantial dilution of the existing Harken common stock. In addition, the number of new shares to be issued could result in a change of control of Harken. For example, if notes had been converted on August 14, with an estimated conversion price of $0.30, for every $1,000,000 of 5% European Notes converted at this price, Harken would have been required to issue to the noteholders approximately 3.8 million shares of common stock. If all of the 5% European Notes had been converted at this price, the noteholders would have received an aggregate of approximately 130.1 million shares of common stock and, collectively, would control over 85% of Harken's common stock. The number of shares that might be issued in this regard will vary significantly depending upon the average market price of Harken's common stock over the 30 days preceding the redemption notice, and the amount of 5% European Notes to be redeemed.

     In connection with the issuance of Harken common stock in redemption of 5% European Notes, Harken intends to request stockholder approval in accordance with guidelines of the American Stock Exchange that apply to transactions involving the potential issuance below market value of at least 20% of a company's outstanding shares. If shareholder approval was required under the American Stock Exchange Guidelines and was not obtained, Harken could apply for an exemption from the shareholder approval requirement or be subject to delisting of its common stock if it issued the shares without shareholder approval. The potential delisting of Harken common stock could adversely affect Harken's ability to raise capital in the future by issuing common stock or securities convertible into common stock.

     In addition, if Harken's stock price were to decline significantly, Harken's ability to convert a substantial amount of the 5% Notes into common stock could be limited by the number of authorized but unissued shares of Harken common stock. If there were an insufficient number of shares of common stock to redeem all of the then-outstanding 5% Notes, Harken would have to obtain shareholder approval to increase its authorized common stock before it could redeem all such 5% Notes into common stock. Absent such shareholder approval, Harken would have to otherwise restructure the then-outstanding 5% Notes, or pay such 5% Notes at maturity. There can be no assurance that, in such an event, Harken would be successful in restructuring its obligations under the then-outstanding 5% Notes, or would have available sufficient funds to pay such 5% Notes, in cash, upon maturity. If Harken's ability to convert a substantial amount of the 5% Notes into common stock is unsuccessful, Harken could experience a material adverse impact on its financial position and results of operations.

Other Capital Commitments

     Domestic Commitments -- In light of recent reduced oil and gas prices, and as a result of Harken's ongoing capital restructuring discussed above, Harken's domestic operating strategy now includes efforts to increase its oil and gas reserves in North America through acquisitions and development, with a decreased emphasis on exploration drilling activities. Accordingly, Harken's domestic capital expenditure plans have been reduced compared to the prior two-year period. Harken is, however, actively pursuing various North American acquisition and development opportunities. Harken anticipates domestic capital expenditures will total approximately $1.5 million during 2002. A majority of Harken's planned domestic capital expenditures are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Harken losing certain prospect acreage or reducing its interest in future development projects.

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

     Harken has accrued approximately $5,275,000 at June 30, 2002 relating to operational or regulatory contingencies related to Harken's domestic operations. Approximately $4,500,000 of this accrued amount relates to total future abandonment costs of $7,550,000 of certain of Harken's producing properties, which will be incurred at the end of the properties' productive life. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in a material adverse effect upon Harken's financial condition or operations taken as a whole. See Item 2, Part 1 for description of a certain litigation.

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

     Consolidated Contractual Obligations - The following table presents a summary of Harken's contractual obligations and commercial commitments as of June 30, 2002. Harken has no off-balance sheet obligations other than in the table set forth below.

                                                                 Payments Due by Period
                                   ---------------------------------------------------------------------------------------------
Contractual Obligations                 2002          2003          2004          2005       2006-2007   Thereafter     Total
-----------------------------------     ----          ----          ----          ----       ---------   ----------     -----
Bank Credit Facility/(1)/           $   450,000   $ 7,450,000   $        --   $        --   $        --   $     --   $ 7,900,000

Operating Leases/(2)/                   744,000       720,000       688,000       689,000       574,000         --     3,415,000

International Commitments/(3)/               --     2,500,000            --            --            --         --     2,500,000

Domestic Commitments                         --            --            --            --            --         --            --

Convertible Notes Payable/(4)/               --    50,855,000            --            --     4,050,000         --    54,905,000
                                    -----------   -----------   -----------   -----------   -----------   --------   -----------

Total Contractual Cash
Obligations                         $ 1,194,000   $61,525,000   $   688,000   $   689,000   $ 4,624,000   $     --   $68,720,000
                                    ===========   ===========   ===========   ===========   ===========   ========   ===========

 (1) Does not reflect impact of plans to modify or extend existing facility through refinancing.
 (2) Amount net of sublease arrangements in effect at June 30, 2002.
 (3) Represents the estimated cost of completion of a well in Colombia required to be drilled by Harken under Harken's Cajaro Association Contract with Ecopetrol.
 (4) Represents the outstanding principal obligations owing under the 5% European Notes, the Benz Convertible Notes and the 7% European Notes as of June 30, 2002. These obligations are payable or redeemable for cash or with shares of Harken common stock (See Part I, Item 1, Notes to Consolidated Condensed Financial Statements, "Note 6 - Convertible Notes Payable" for further discussion).

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

Adequacy of Capital Sources

     Considering its existing cash resources, the cash resources generated subsequent to June 30, 2002 and the potential additional capital sources listed above, Harken believes that it will have sufficient cash resources to fund all of its planned capital expenditures during 2002. Harken's future exploration, development and acquisition efforts are expected to be funded through a combination of cash on hand, cash flows from operations, issuances or exchanges of debt or equity securities, and cash provided by either existing or newly established financing arrangements.

     In 2003, Harken's most significant capital commitment is satisfying its remaining obligations under the 5% European Notes, the Bank One credit facility and the Benz Convertible Notes, which mature in May 2003, August 2003 and November 2003, respectively. The continuation of Harken's business plan in 2003 is dependent upon a number of factors, including Harken's efforts to restructure its capital structure through the repurchase, redemption and restructuring of its 5% Notes. As discussed above, such restructuring efforts are dependent upon the ability of Harken to raise funds through the issuance of debt or equity securities, or if necessary though the sale of producing properties. Management is presently investigating potential financing transactions that it believes can provide additional cash for these purposes. Additional cash may be available from production operations, though Harken has had reduced operating cash flows during 2002 due to lower commodity prices compared to the prior year. The use of a significant number of shares of Harken common stock toward the redemption of 5% Notes is also dependent on various factors, including the future market price of Harken common stock, the approval by Harken shareholders to issue the required number of shares necessary, and the limitation of authorized common shares available for such redemptions, as discussed above. Accordingly, there can be no assurance that such capital restructuring plans will be successful.

     Even if Harken is successful in its efforts to redeem or repurchase the 5% Notes, Harken will still require additional financing in 2003 to fund its operations. Further, Harken may not be able to generate sufficient cash from operations to fund its ongoing exploration and development efforts and fulfill its other capital commitments after 2003. Consequently, Harken expects to fund these operational and capital commitments in 2003 and afterward through a combination of cash on hand, cash flows from operations, issuances or exchanges of debt or equity securities, or through cash provided by either existing or newly established financing arrangements.

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

All of the securities issued in the transactions described above were issued without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) of such Act. The recipients of securities in each such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments issued in such transactions. Harken believes the recipients were all accredited investors within the meaning of Rule 501 of Regulation D, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in Harken's securities. All recipients were existing holders of Harken securities, and none of the transactions described above involved general solicitation or general advertising.

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

       10.10 Amendment No. 1 to Harken Energy Corporation 1996 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.5 to Harken's Registration Statement on Form S-8, filed with the SEC on August 19, 1997 and incorporated by reference herein.

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

       10.19 Waiver and Fourth Amendment to Credit Agreement between Harken Exploration Company, XPLOR Energy, Inc., Harken Energy West Texas, Inc., XPLOR Energy SPV-1, Inc., Harken Gulf Exploration Company, and Bank One, N.A. dated March 21, 2002. (Filed as Exhibit 10.17 to Harken's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 0-9207, and incorporated herein by reference).

       *10.20 Loan Agreement dated July 15, 2002 between Harken Energy
              Corporation and Lyford Investments Enterprises Ltd.

       *10.21 Harken Energy Corporation 7% Senior Convertible Notes Due 2007 in the principal sum of $2,025,000 dated June 18, 2002.

       *10.22 Harken Energy Corporation 7% Senior Convertible Notes Due 2007 in the principal sum of $2,025,000 dated June 19, 2002.

       *10.23 Harken Energy Corporation5% Convertible Notes Due 2003 between
              Harken and Benz Energy, Inc. and Texstar Petroleum, Inc. in the principal amounts of $6,803,679.26 and $4,071,320.74 dated December 30, 1999.

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







                                        Harken Energy Corporation
                                      -----------------------------
                                              (Registrant)





Date:  December 20, 2002              By:   /s/ Anna M. Williams
     ---------------------                  ------------------------------------
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

Date: December 20, 2002                        By: /s/ Mikel D. Faulkner
                                                   ---------------------------
                                                       Mikel D. Faulkner
                                                       Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2002


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

Date:  December 20, 2002              By: /s/ Anna M. Williams
                                          ---------------------------------
                                              Anna M. Williams
                                              Executive Vice President -Finance
                                              and Chief Financial Officer