Form 10-K
period 2002-12-31
HARKEN ENERGY CORP
filed 2003-03-27
CIK 313478

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

        Title of each class:          Name of each exchange on which registered:
 COMMON STOCK, PAR VALUE $0.01                  AMERICAN STOCK EXCHANGE
            PER SHARE

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No [X].

        The aggregate market value of the voting Common Stock, par value $0.01 per share, held by non affiliates of the Registrant as of June 28, 2002 was approximately $7,800,000. For purposes of the determination of the above stated amount only, all directors, executive officers and 5% or more shareholders of the Registrant are presumed to be affiliates.

        The number of shares of Common Stock, par value $0.01 per share, outstanding as of March 26, 2003 was 98,673,064.

        DOCUMENTS INCORPORATED BY REFERENCE: Certain sections of the Registrant's definitive proxy statement, which involves, among other things, the election of directors and is to be filed under the Securities Exchange Act of 1934 within 120 days of the end of the Registrant's fiscal year ended December 31, 2002, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by references herein, such document shall not be deemed to be filed with the Commission as part of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
PART I.

 ITEM  1.     Business..........................................................................         3

 ITEM  2.     Properties........................................................................        31

 ITEM  3.     Legal Proceedings.................................................................        31

 ITEM  4.     Submission of Matters to a Vote of Security Holders...............................        33

PART II.

 ITEM  5.     Market for Registrant's Common Equity and Related Stockholder Matters.............        34

 ITEM  6.     Selected Financial Data...........................................................        37

 ITEM  7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations.............................................................        38

 ITEM  7A.    Quantitative and Qualitative Disclosures about Market Risk........................        62

 ITEM  8.     Financial Statements and Supplementary Data.......................................        64

 ITEM  9.     Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure..............................................................       116

PART III.

 ITEM 10.     Directors and Executive Officers of the Registrant ...............................

 ITEM 11.     Executive Compensation............................................................       117

 ITEM 12.     Security Ownership of Certain Beneficial Owners and Management....................       117

 ITEM 13.     Certain Relationships and Related Transactions....................................       117

 ITEM 14.     Controls and Procedures...........................................................       117

PART IV.

 ITEM 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...................       119

                                     PART I

ITEM 1.   BUSINESS

OVERVIEW

        Harken Energy Corporation (together with its wholly-owned or controlled subsidiaries, "Harken") is engaged in oil and gas exploration, development and production operations both domestically and internationally through its various subsidiaries. Harken's domestic operations include oil and gas exploration, development and production operations in the onshore and offshore Gulf Coast regions of South Texas and Louisiana, and in portions of West Texas and the Texas Panhandle region. Harken's international operations during the year ended December 31, 2002 included four exclusive Association Contracts with the state-owned oil company in the Republic of Colombia and Technical Evaluation Agreements covering acreage in Peru and Panama.

        Harken was incorporated in 1973 in the state of California and reincorporated in 1979 in the state of Delaware. Harken's principal offices are located at 580 WestLake Park Blvd., Suite 600, Houston, Texas 77079, and its telephone number is (281) 504-4000.

        Harken divides its operations into two operating segments which are managed and evaluated as separate operations. Harken's North American operating segment currently consists of Harken's exploration, development, production and acquisition efforts in the United States. Harken's Middle American operating segment currently consists of Harken's exploration, development, production and acquisition efforts in Colombia, Peru and Panama as well as potential future operations elsewhere in Central America and South America. All of the Middle American operating revenues during 2002 have been generated from Colombian operations. See "Note 14- Other Information" in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for certain financial information about Harken's two operating segments and certain financial information about the geographical areas of Harken's operations.

        During 2001, Harken's Board of Directors approved a plan to restructure Harken's operations for the purpose of focusing Harken's resources more directly on its U.S. acquisition, exploration and development operations, particularly in the Gulf Coast region of Texas and Louisiana. Pursuant to this restructuring plan, the Board determined it to be in the stockholders' interest to implement such a plan to move Harken's interests in its Middle American operations, assets and obligations under a separate subsidiary which could seek financing and other capital plans on its own. During 2001, Harken transferred all of its international operations, assets and obligations into a new subsidiary, Global Energy Development Ltd. ("Global Ltd."), a Delaware corporation.

        In March 2002, Global Ltd. transferred all of its interests in its international assets and operations to, and obligations relating to such assets and operations were assumed by, a new subsidiary, Global Energy Development PLC ("Global," a United Kingdom company), in exchange for 92.77% of Global's common stock. Upon the completion of this exchange transaction, Global then completed the listing of its common stock for trading on the AIM Exchange in London, and sold 7.23% (2,021,902 shares) of such stock in a private placement to investors, of which less than 1% (166,198 shares) of Global was purchased by certain officers, directors and employees of Harken and Global and a family member at the offering price. Global is seeking additional financing and acquisition activities using its shares of its listed common stock. In December 2002, Harken exchanged 2,000,000 shares of its Global common stock for 1,232,742 redeemable ordinary shares of New Opportunities Investment Trust PLC ("NOIT"), an investment trust organized under the laws of the United Kingdom. This exchange further reduced Harken's ownership of Global to approximately 85.62%, and resulted in NOIT owning approximately 7% of Global's common stock. In connection with the issuance to Lyford of certain promissory notes, Lyford received warrants to purchase 7,000,000 shares held by Harken of Global at a price of 50 pence per share. These warrants expire in 2005. Global's executive offices are located at 580 WestLake Park Blvd., Suite 750, Houston, Texas 77079. Global's business strategy is to identify, develop and promote energy projects throughout Latin America to industry and financial partners and to aggregate assets in Latin America through strategic acquisitions and alliances.

        For additional information concerning material acquisitions, see Note 2
- Mergers, Acquisitions and Dispositions contained in the accompanying Notes to Consolidated Financial Statements, contained in Part II, Item 8.

        In February 2003, Harken distributed to holders of its common stock, Series G1 preferred stock and Series G2 preferred stock, at no charge, nontransferable subscription rights to purchase shares of its common stock. Such holders received one subscription right for each share of common stock they owned (or in the case of the Series G1 preferred stock and Series G2 preferred stock, one subscription right for each share of common stock issuable upon conversion) at the close of business on January 30, 2003. Harken distributed 32,154,867 subscription rights exercisable for up to 72,885,437 shares of common stock. All unexercised subscription rights expired at 12:00 midnight, New York City time, on March 13, 2003. Each subscription right entitled the holder to purchase 2.2667 shares of Harken common stock at a subscription price of $0.311 per right (or $0.1372 per share).

        In connection with the rights offering, subscription rights were properly exercised for 13,169,779 shares of common stock for an aggregate purchase price of $1,807,000. Pursuant to a standby purchase agreement relating to the rights offering, on March 21, 2003, Lyford purchased 59,716,227 shares of common stock from Harken for an aggregate purchase price of approximately $8,193,000. Lyford paid $3,184,943 in cash to Harken from its available working capital. The remainder of the purchase price was offset against two promissory notes issued by Harken in favor of Lyford on July 15, 2002 and August 29, 2002 (the "10% Term Loan"). As a result, upon the closing of the standby commitment, Harken's indebtedness to Lyford under those notes, totaling $5,000,000 in principal amount plus accrued interest, was cancelled. After giving effect to the consummation of Harken's rights offering and Lyford's standby commitment, Lyford became the holder of approximately 62% of Harken's outstanding common stock. Therefore, these transactions resulted in a change of control of Harken. Lyford has the voting power to control the election of Harken's board of directors and the approval or other matters presented for consideration by the stockholders, which could include mergers, acquisitions, amendments to Harken's charter and various corporate governance actions.

        During 2002, and continuing into the first quarter of 2003, Harken has taken steps to repurchase, restructure and redeem portions of its 5% Senior Convertible Notes, which mature on May 26, 2003 ("5% European Notes"), and its 5% Convertible Notes, which mature on November 26, 2003 ("Benz Convertible Notes"). The combined principal balance outstanding for the 5% European Notes and the Benz Convertible Notes has been reduced from approximately $51.8 million at December 31, 2001 to approximately $19.8 million as of March 27, 2003. Additionally, Harken presently intends to repay its obligations under its promissory note issued to Waverley Investments Limited ("Waverley") in principal amount of $1,705,000 due September 1, 2003 (the "Waverley Note") in cash prior to or upon maturity of the Waverley Note.

     Harken continues to prioritize the reduction and restructuring of its convertible notes outstanding in order to minimize the potential dilutive effect that the redemption of such notes would have on the ownership percentage of Harken's common stockholders. For example, during the first quarter of 2003, Harken has reduced the outstanding principal balance of the 5% European Notes by an aggregate of approximately $14.92 million. Currently, Harken does not have sufficient funds to pay the 5% Notes and the Waverley Note in cash upon maturity, or to otherwise redeem or repurchase the 5% Notes and Waverley Note. Although Harken's management continues to actively pursue negotiated transactions to restructure the

5% European Notes and the Benz Convertible Notes (collectively referred to as the "5% Notes"), no assurance can be given that Harken will be able to redeem them for cash pursuant to their terms or repurchase them for cash and/or other securities or property. In such an event, Harken plans to satisfy its obligations under the 5% Notes by redeeming them in exchange for Harken common stock. To the extent the Waverley Note remains outstanding at maturity Harken similarly plans to redeem it for Harken common stock. Although there can be no assurances, Harken believes that it will repurchase and restructure a sufficient amount of the 5% European Notes to enable Harken to redeem the remaining principal balance of the 5% European Notes upon maturity for Harken common stock without requiring stockholder approval of additional authorized shares. However, depending on Harken's success in repurchasing or restructuring the 5% European Notes and the price of its common stock, Harken may not have a sufficient number of authorized but unissued shares of Harken common stock to redeem the remaining 5% Notes for common stock. Harken has, therefore, included a proposal to increase its authorized common stock in the preliminary proxy statement for its annual stockholders meeting scheduled to be held on or about May 16, 2003. Harken plans to propose an increase in the number of authorized shares sufficient to redeem the 5% European Notes. Additionally, Harken plans to include in this increase a number of authorized shares that, based on the current market price of Harken common stock, at a minimum, should be sufficient to redeem the Benz Convertible Notes. Lyford, who controls 62% of Harken's common stock, has indicated to Harken that it will vote all of its shares of common stock in favor of approval of the proposal to increase the authorized shares of common stock. While there can be no assurances, Harken believes that it will be able to hold the stockholders meeting before May 26, 2003, the maturity date of the 5% European Notes. If the stockholders meeting cannot be held prior to the maturity date of the 5% European Notes and Harken is unable to otherwise restructure or repurchase the 5% European Notes, then Harken would experience a material adverse impact on its financial position and results of operations.

        As described above, if Harken is not able to repurchase or restructure the entire principal balance of the Benz Convertible Notes and the Waverley Note, then Harken plans to satisfy its obligations under the Benz Convertible Notes and the Waverley Note by redeeming them in exchange for Harken common stock. Assuming stockholder approval is obtained for the proposed increase in the number of authorized shares of Harken common stock, then, at the present market price of Harken common stock, Harken believes that the increase should provide a sufficient number of shares to allow Harken to redeem the Benz Convertible Notes and the Waverley Note for common stock. However, if the market price of Harken common stock declines significantly, then depending on the amount of the Benz Convertible Notes and the Waverley Note outstanding, Harken may be required to seek stockholder approval of an additional increase in shares before Harken could redeem the Benz Convertible Notes and the Waverley Note in full. There can be no assurances that Harken will obtain such stockholder approval prior to the respective maturity dates of the Benz Convertible Notes and the Waverley Note. Harken currently does not have sufficient funds to pay the Benz Convertible Note in cash upon maturity. If Harken's efforts to convert a substantial amount of the Benz Convertible Notes and the Waverley Note into common stock is unsuccessful and Harken is unable to otherwise restructure or repurchase those notes, Harken would experience a material adverse impact on its financial position and results of operations.

        The redemption of the 5% Notes and the Waverley Note for Harken common stock would likely result in substantial dilution of the existing Harken common stock. In addition, the number of new shares to be issued could result in a change of control of Harken. For example, if the 5% Notes had been redeemed at an estimated redemption price of $0.20, for every $1,000,000 of 5% Notes redeemed at this price, Harken would have been required to issue to the noteholders approximately 5.75 million shares of common stock. Additionally, at this redemption price, Harken would have been required to issue to Waverley approximately 8.53 million shares of common stock to redeem the outstanding principal balance of the Waverley Note. If all of the 5% Notes and the Waverley Note had been redeemed at this price, the noteholders would have received an aggregate of approximately 122 million shares of common stock and, collectively, would control over 55% of Harken's common stock. The number of shares that might be issued in this regard will vary significantly depending upon the average market price of Harken's common stock over the 30 days preceding the redemption notice, and the amount of 5% Notes and the Waverley Note to be redeemed.

        For further information concerning this proposed capital restructuring, see "Liquidity and Capital Resources" contained in Part II, Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations.

DOMESTIC EXPLORATION AND PRODUCTION OPERATIONS

        During the three years ended December 31, 2002, Harken has drilled or participated in the drilling of 46 oil and gas wells domestically, completing 35 of the wells drilled. Harken's domestic drilling activity increased following the August 1999 acquisition of XPLOR Energy, Inc. ("XPLOR," a wholly-owned subsidiary) and the December 1999 acquisition of prospects from Benz Energy, whereby Harken acquired a variety of domestic prospect acreage within its Texas and Louisiana Gulf Coast area of emphasis. Drilling activity was also spurred by increased oil and gas prices, which resulted in significant domestic operating cash flows from Harken's producing property base. Harken also capitalized on the higher product prices by selling certain non-strategic producing properties, most of which were outside of Harken's Gulf Coast operating focus. Such producing property and mineral interest sales during the three years ended December 31, 2002, generated cash proceeds of approximately $21 million, which was used in part to support Harken's exploration and development activities.

        During 2002, Harken's domestic operations shifted from primarily an exploration and development focus to an acquisition growth strategy, with a reduced emphasis on exploration. This shift allows Harken to conserve its capital resources to repurchase convertible debt obligations pursuant to a proposed capital restructuring. For further information concerning this proposed capital restructuring, see "Liquidity and Capital Resources" contained in Part II, Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations. In April 2002, a wholly-owned subsidiary of Harken acquired certain property interests (the "Republic Properties") from Republic Resources, Inc., in exchange for 2,645,500 shares of Harken common stock. The Republic Properties consist of interests in 16 oil and gas wells in nine fields and interests in additional prospect acreage located in southern Louisiana and the Texas Gulf Coast region. Harken is seeking additional acquisition opportunities to expand its domestic operations. Although capital expenditure plans for 2003 are decreased compared to historical levels, Harken is continuing to seek joint venture and farmout opportunities to explore and develop its domestic prospect portfolio and pursue domestic oil and gas reserve growth through acquisitions. However, Harken's ability to make future acquisition transactions may be affected by many reasons, including the market value of Harken common stock and the successful completion of its proposed capital restructuring. See "Cautionary Statements" contained in Part I - Item 1, Business.

        As of December 31, 2002, Harken operates or owns a non-operating working interest in 263 oil wells and 91 gas wells in the United States. Harken's domestic operations are located in the onshore and offshore Gulf Coast regions of South Texas and Louisiana, portions of West Texas and the Texas Panhandle region. There were no domestic customers during 2000, 2001 or 2002 which individually represented 10% or more of Harken's consolidated revenues.

         Gulf Coast Operations -- On August 19, 1999, Harken acquired XPLOR whereby XPLOR became a wholly-owned subsidiary of Harken. At December 31, 2002, through XPLOR and other wholly-owned subsidiaries, Harken owns operating and non-operating working interests in one oil well and 30 gas wells located in various counties in South Texas, concentrated in the Raymondville area of Willacy County and the Esperanza field in Wharton County. In Louisiana, through XPLOR, Harken owns operated and non-operated interests in 31 oil wells and 19 gas wells concentrated primarily in the Main Pass area offshore Plaquemines Parish, the Lake Raccourci area of LaFourche Parish and the Abbeville and Leleux fields in Vermillion Parish. On April 4, 2002, Harken acquired the Republic Properties, which consist of 16 oil and gas wells located primarily in Jackson County, Texas, the Bayou Sorrel field located in Iberville and Lafayette, Lafayette Parishes, Louisiana. At December 31, 2002, approximately 58% of Harken's domestic proved reserves are located in the Gulf Coast region of Louisiana and Texas.

        During 2001 and 2002, Harken has drilled or participated in the drilling of several Gulf Coast area exploratory and development wells. Wells drilled in 2001 include the State Lease 14589 #3 and the State Lease 1480 #3, both in the Lake Raccourci area. The State Lease 14589 #3, which was completed in September 2001, had initial gross production of 2.4 million cubic feet equivalent per day and is currently producing 1.2 million gross cubic feet equivalent per day. The State Lease 1480 #3 well was completed in October 2001 and recorded initial production in excess of 3.6 million cubic feet equivalent per day and is currently producing 1.6 million gross cubic feet equivalent per day. Harken holds a 39.59% and 44% working interest, respectively, in these two wells. During 2001 and 2002, Harken drilled 23 wells in the Raymondville area of South Texas, successfully completing 22 of the wells drilled. Harken holds an approximate 27% working interest in the Raymondville area wells.

        West Texas Operations -- Harken operates or owns non-operated interests in 157 oil wells and 40 gas wells in Hutchinson and Gray Counties and 61 oil wells in Hockley County, all located in the Panhandle area of Texas. During 2002, Harken performed recompletion procedures on selected Panhandle producing wells in order to begin production from certain behind pipe zones. Harken believes such procedures may be applied to additional producing well bores within its Panhandle areas. At December 31, 2002, approximately 42% of Harken's domestic proved reserve volumes are located in West Texas.

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

MIDDLE AMERICAN EXPLORATION AND DEVELOPMENT OPERATIONS - COLOMBIA

        At December 31, 2002, Global held, through Harken de Colombia, Ltd., a wholly-owned subsidiary of Global, four exclusive Association Contracts with Empresa Colombiana de Petroleos ("Ecopetrol"), the state-owned Colombian oil company. Global has proved reserves attributable to three of its four Association Contracts, the Alcaravan, Bolivar and Bocachico Contracts. In the Alcaravan Contract, Global has proved reserves in the Palo Blanco and Anteojos fields. In the Bolivar Contract, Global has proved reserves in the Buturama field. In the Bocachico Contract, Global has proved reserves in the Rio Negro field. Ecopetrol, which purchases all of Global's crude oil production, individually accounted for 26% and 30% of Harken's consolidated revenues in 2001 and 2002, respectively.

        Global has responded to recent increased security concerns in Colombia by implementing a number of operating changes including the 2001 decision to replace its field operating employees with outsourced personnel. Global's operating plans in Colombia are continuing, subject to the ongoing monitoring of security developments. For further discussion of Global's security concerns in Colombia, see "Cautionary Statements" contained in Part I,
Item 1.

        Alcaravan Contract -- The Alcaravan Association Contract (the "Alcaravan Contract") gives Global the exclusive right to explore for, develop and produce oil and gas throughout approximately 24,000 acres in the Alcaravan area of Colombia, which is located in Colombia's Llanos Basin approximately 140 miles east of Santafe de Bogota. Global has completed the maximum six year seismic and exploratory drilling program of the Alcaravan Contract (the "Exploration Period").

        In October 2001, Global received notification from Ecopetrol that Global could proceed with the sole risk development of the Palo Blanco field of the Alcaravan Association Contract. As such, the term of the Alcaravan Contract related to the productive areas has been extended for a period of 22 years from the date of such election by Ecopetrol, subject to the entire term of the Alcaravan Contract being limited to no more than 28 years. Due to Ecopetrol's election not to participate, Global elected to proceed with the development of the Palo Blanco field on a sole risk basis, whereby Global is entitled to receive Ecopetrol's 50% share of production after deduction for Ecopetrol's 20% royalty interest, until Global has recovered 200% of its successful well costs expended, after which time Ecopetrol could elect to begin to receive its 50% working interest share of production. Accordingly, Global reflects its 80% interest in gross production and cash flows in its financial statements and reserve information. Global has retained the acreage covering those structure areas associated with the Palo Blanco and Anteojos discoveries.

        Alcaravan Contract Operations -- Global has drilled five wells on the Alcaravan acreage, two of which are currently producing, the Estero #1 and Estero #2 wells. In February 1997, Global drilled the Estero #1 well and in January 2001, Global drilled the Estero #2 well, both located on the Palo Blanco field. Daily combined production from the Estero #1 and Estero #2 wells from the Palo Blanco field have averaged a total of approximately 760 gross barrels per day during the first quarter of 2003. During the fourth quarter of 2002, Global successfully conducted a workover of the Estero #2 to reduce water production from that well. Global's workover operations resulted in reduced water cuts for the Estero #2 well. No additional workover operations are anticipated for Estero #1 or Estero #2 during 2003. At December 31, 2002, Global reflects proved reserves of approximately 2.5 million net barrels related to its interest in the Palo Blanco field. During 2002, Global produced a total of approximately 468,000 gross barrels of oil from its Palo Blanco field, and since inception and through December 31, 2002, Global has produced a cumulative total of approximately 1,514,000 gross barrels of oil from its Palo Blanco field. The next development well to be drilled in the Palo Blanco field is scheduled for early 2004 for an estimated cost of completion of less than $2.5 million. Such costs are expected to be funded out of a cash on hand and cash from operations. If sufficient funds are not available, Global intends to seek additional financing and there can be no assurance that Global will be able to obtain financing on acceptable terms. These planned international capital expenditures are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Harken losing certain prospect acreage or reducing its interest in future development projects.

        In April 1999, Global commenced pipeline transportation of production from the Alcaravan Contract Area through its constructed flowline connecting the Palo Blanco field to an existing crude oil pipeline system adjacent to the field. During early portions of the Estero #1 production tests, sustained production during 2000 and the first quarter of 2001 was limited to approximately 1,000 gross barrels of oil per day due to pipeline constraints and pumping capacity. Beginning in April 2001, such pipeline constraints were partially alleviated. In addition, during the second quarter of 2001, Global purchased the 45 kilometer Guarimena to Santiago crude oil pipeline and negotiated a new transportation agreement with the owner/operator of the pipeline that transports crude oil from Santiago north to market points. As a result of the above steps, though Global's Palo

Blanco production levels are currently less than transport capacity, Global is now allowed to transport up to 3,000 gross barrels of oil per day combined from Estero #1, Estero #2 and the Canacabare #1 wells. This 3,000 gross barrel limitation will also apply to the Cajaro #1, which is described below. Harken believes that the transport capacity is sufficient for production from all four wells.

        At December 31, 2002, Global also reflects proved reserves of approximately 400,000 net barrels related to its interest in the Anteojos prospect within the Alcaravan Contract area. The Canacabare #1 well, which was drilled during 1998 to a total depth of 8,410 feet, had not produced consistently due to the rainy season and resulting operating conditions in the Llanos Basin area in Colombia. During the last half of 2002, and first quarter of 2003, Global installed a flowline connection, at a cost of approximately $500,000, to Global's existing Palo Blanco pipeline facility and expects that it will begin daily production from the Canacabare #1 well beginning in late March or early April 2003. Global's net revenue interest in any production that may be discovered on the Anteojos prospect will depend on whether or not Ecopetrol elects to participate. Upon the election by Ecopetrol to participate in a field and upon commencement of production from the field, Global will begin to be reimbursed by Ecopetrol out of Ecopetrol's share of production, net of royalties, for 50% of all direct exploratory well costs incurred prior to the point of Ecopetrol's participation. Reimbursement by Ecopetrol to Global may be either in cash or through allowing its share of production to apply to Global's cost recovery. Production from a field in which Ecopetrol elects to participate will be allocated as follows: Ecopetrol, on behalf of the Colombian government, will receive a royalty interest of 20% of all production, and all production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Global. Ecopetrol and Global will be responsible for all future development costs and operating expenses in direct proportion to their interest in production. If Ecopetrol does not elect to participate, Global has the choice to proceed with the development of the prospect area on a sole-risk basis. If Global does proceed on a sole-risk basis, it will be entitled to receive Ecopetrol's 50% share of production after deduction for Ecopetrol's 20% royalty interest, until Global has recovered 200% of its successful well costs expended, after which time Ecopetrol could elect to receive its 50% working interest share of production.

        Bocachico Contract -- Under the Bocachico Association Contract (the "Bocachico Contract"), Global acquired the exclusive rights to conduct exploration and production activities and drilling on this area, which covers approximately 54,700 acres in the Middle Magdalena Valley of Central Colombia. Global has fulfilled all of the work requirements for the first four years of the Bocachico Contract and agreed with Ecopetrol to amend the Bocachico Contract whereby the remaining work requirements for the fifth and sixth year were transferred to Global's Cajaro Association Contract, which is discussed below. With the execution of this amendment, Global has completed the Exploration Period related to the Bocachico Contract. The production sharing and term arrangements under the Bocachico Contract are substantially similar to those under the Alcaravan Contract. The Bocachico Contract provides that two years following the end of the Exploration Period and for any field in which Ecopetrol elects to participate, the Bocachico Contract area will be further reduced to 25% of the original area. Two years thereafter, the Bocachico Contract area will be reduced to the area of the field that is in production or development, plus a reserve zone of five kilometers in width around the productive boundary of such field. The producing field plus the zone surrounding such field will become the area of exploitation. Global has and will continue to designate any acreage to be released subject to acceptance by Ecopetrol.

        Bocachico Contract Operations -- From 1996 to 1998, Global drilled and completed three wells on the Bocachico Contract area, all in the Rio Negro prospect. Global initiated sales of production from both the Torcaz #2 and Torcaz #3 wells to a local purchaser at the wellsites and for most of 1998 these wells produced in excess of 100 gross barrels of oil per day. From 1999 and until the last six months of 2002, Global could not sustain production consistently from the Torcaz wells. However, during the last six months of 2002, Global performed workover procedures on the Torcaz #3 well and averaged approximately 100 gross barrels of production per day from the Torcaz field. At December 31, 2002, Global reflected proved reserves of approximately 300,000 net barrels related to its interest in the Rio Negro field. There are no capital expenditures scheduled for the Rio Negro field in 2003 or 2004.

        In December 1999, Global submitted an application to Ecopetrol for their participation in the Rio Negro field. Global submitted an updated application to Ecopetrol in October 2002, which it plans to review with Ecopetrol in April 2003. Global's net revenue interest in production from the Bocachico Contract will depend upon whether or not Ecopetrol elects to participate. If Ecopetrol does not elect to participate, Global would then have the choice to proceed with the development of the prospect area on a sole-risk basis. If Global does proceed on a sole-risk basis, it will be entitled to receive Ecopetrol's 50% share of production, after deduction for Ecopetrol's 20% royalty interest, until Global has recovered 200% of its successful well costs expended, after which time Ecopetrol could elect to receive its 50% working interest share of production. Should Ecopetrol elect to participate in the development of the Bocachico Contract, Global would receive 40% of the gross revenues from production from the Bocachico Contract area and to the extent that a field produces in excess of 60 million barrels, Global's net revenue interest would decrease. Should Ecopetrol elect to participate or Global elect to proceed on a sole risk basis, the term of the Bocachico Contract related to the productive areas will be extended for a period of 22 years from the date of such election, subject to the entire term of the Bocachico contract being limited to no more than 28 years.

        Bolivar Contract -- Under the Bolivar Association Contract (the "Bolivar Contract"), Global acquired the exclusive rights to conduct exploration and production activities in the Bolivar Contract area, which covers approximately 124,000 acres in the Northern Middle Magdalena Valley of Central Colombia.

        In February 2001, Global received notification from Ecopetrol that it had elected not to participate in the development of the Buturama field of the Bolivar Association Contract. Due to Ecopetrol's election not to participate, Global has elected to proceed with the development of the field on a sole risk basis, whereby Global is entitled to receive Ecopetrol's 50% share of production, after deduction of Ecopetrol's 20% royalty interest, until Global has recovered 200% of its successful well costs expended, after which time Ecopetrol could elect to begin to receive its 50% working interest share of production. Accordingly, Global reflects its 80% interest in gross production and cash flows in its financial statements and reserve information. In addition, the term of the Bolivar Contract related to the productive areas has been extended for a period of 22 years from the date of such election by Ecopetrol, subject to the entire term of the Bolivar Contract being limited to no more than 28 years.

        Global has completed all of the work obligations for the first five years of the Bolivar Contract. Global and Ecopetrol entered into an agreement in June 2002 whereby Global relinquished all but approximately 124,000 of the Bolivar Contract area acreage in exchange for the release from the sixth year Bolivar Contract work obligations. The release of such acreage did not affect Global's proved reserves on the Bolivar Contract area. With the execution of this amendment, Global has completed the Exploration Period related to the Bolivar Contract. The production sharing and term arrangements under the Bolivar Contract are substantially similar to the Alcaravan and Bocachico Contracts.

        Bolivar Contract Operations -- Global has drilled four wells on the Bolivar Contract area. In November 1997, Global spudded its first well on the Bolivar Contract acreage, the Catalina #1, which was found to be productive. In March 1998, Global spudded the Olivo #1, which was drilled from the same surface location as the Catalina #1, and was also found to be productive. Two additional wells, the Laurel #1, drilled in 1999, and the Olivo #2, drilled in early 2001, were unproductive.

        At December 31, 2002, Global reflects proved reserves (primarily proved undeveloped) of approximately 2.4 million net barrels related to its interest in the Buturama field. Global plans to drill two development wells in the Buturama field, scheduled for 2003, for a total cost of completion of approximately $4.7 million. Such costs are expected to be funded out of cash on hand and cash from operations. If sufficient funds are not available, Global intends to seek additional financing, however, there can be no assurance that Global will be able to obtain financing on acceptable terms. During 2002, the Catalina # 1 and Olivo #1 produced a total of 90,000 gross barrels of oil and, since inception, Global has produced cumulative production of approximately 1,104,000 gross barrels of oil from these wells. During the last part of 2001 and first quarter of 2002, the Catalina #1 and Olivo #1 wells experienced mechanical problems, with workovers and recompletions completed in 2002 at a total approximate cost of $800,000, which was funded out of a combination of cash on hand and cash from operations. During the fourth quarter of 2002, Global modified the lift systems on both the Catalina #1 and Olivo #1 wells at a combined cost of $447,000. Global's work on the lift systems resulted in increased production volumes for the Bolivar Contract area all of which is currently derived from the Olivo #1 well, since the Catalina #1 well is temporarily shut-in. Global intends on conducting additional work on the lift system for the Catalina #1 well during the second quarter of 2003 at an estimated cost of $75,000. Global expects to continue to transport 100% of current and projected Bolivar area production through its current trucking operations. For further discussion of Global's security concerns in Colombia, see "Cautionary Statements" section below.

        Cajaro Contract -- In December 2001, Global signed an Association Contract (the "Cajaro Contact") with Ecopetrol, covering the Cajaro Contract area. Under the Cajaro Contract, which became effective in February 2002, Global acquired the exclusive rights to conduct exploration and production activities in the Cajaro Contract area, which covers approximately 83,000 acres in Colombia's Llanos Basin adjacent to Global's Alcaravan Contract area. The signing of the Cajaro Contract was pursuant to Global's exercise of contract option rights contained as part of the El Retorno Technical Evaluation Agreement, which Global had previously signed in May 2001, and following the completion of certain seismic reprocessing procedures.

        Under the terms of the Cajaro Contract, if during the three year minimum Exploration Period, Global discovers one or more fields capable of producing oil or gas in quantities that are economically exploitable and Ecopetrol elects to participate in the development of the field or Global chooses to proceed with the development on a sole risk basis, the term of the Cajaro Contract will be extended for a period of 22 years from the date of such discovery. Global's net revenue interest in any production that may be discovered on the Cajaro Contract will depend on whether or not Ecopetrol elects to participate. Upon the election by Ecopetrol to participate in a field and upon commencement of production from the field, Global will begin to be reimbursed by Ecopetrol out of Ecopetrol's share of production, net of royalties, for 50% of all seismic costs and direct exploratory well costs (including costs related to dry holes) incurred prior to the point of Ecopetrol's participation. Reimbursement by Ecopetrol to Global may either be in cash, or through allowing its share of production to apply to Global's cost recovery. Production from a field in which Ecopetrol elects to participate will be allocated as follows: Ecopetrol, on behalf of the Colombian government, will receive a royalty interest ranging from 5% to 25% (based on levels of average monthly production) of all production, and all production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Global. Ecopetrol and Global will be responsible for all future development costs and operating expenses in direct proportion to their interest in production.

         Similar to Global's other Association Contracts with Ecopetrol, for any Cajaro Contract field in which Ecopetrol elects not to participate, Global could elect to proceed with the development of the field on a sole risk basis, whereby Global would be entitled to receive Ecopetrol's 50% share of production, after deduction of Ecopetrol's royalty interest, until Global has recovered 200% of its successful well costs expended, after which time Ecopetrol could elect to begin to receive its 50% working interest share of production. The acreage relinquishment arrangements under the Cajaro Contract are substantially similar to those under Global's Bocachico Association Contract with Ecopetrol.

        Cajaro Contract Operations -- In February 2003, Global commenced drilling operations on the initial well required to be drilled in the Cajaro Association Contract, the Cajaro #1 well. As of March 27, 2003, the Cajaro #1 well has reached a depth of approximately 9,300 feet and recorded oil shows in the Ubaque and Mirador Formations. Global has disassembled the equipment contracted for the drilling operation and expects a completion rig to arrive by March 31, 2003. There can be no assurances, but if successful, production from the Cajaro #1 well would be transported through Global's existing Palo Blanco pipeline facilities, subject to the 3,000 gross barrel limitation relating to the Palo Blanco field. Costs to drill the Cajaro #1 well are estimated at approximately $2.5 million and will be incurred in 2003. These costs are expected to be funded out of cash on hand and cash from operations. If sufficient funds are not available, Global intends to seek additional financing and there can be no assurance that Global will be able to obtain financing on acceptable terms.

MIDDLE AMERICAN OPERATIONS - PERU

        In April 2001, Global, through a wholly-owned subsidiary, signed a Technical Evaluation Agreement ("Peru TEA") with PeruPetro, the national oil company of Peru. The Peru TEA covers an area of approximately 6.8 million gross acres in northeastern Peru. Under the terms of the Peru TEA, Global has the option to convert the Peru TEA to a seven year exploration contract, with a twenty-two year production period. Terms of the Peru TEA allow Global to conduct a study of the area that will include the reprocessing of seismic data and evaluation of previous well data. Global is currently negotiating with PeruPetro an extension to the Peru TEA, which is currently scheduled to expire in April 2003.

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

MIDDLE AMERICAN EXPLORATION AND DEVELOPMENT OPERATIONS - COSTA RICA

        Under the terms of an Exploration and Production Concession contract with the Republic of Costa Rica (the "Costa Rica Contract"), Global, through an investment in Harken Costa Rica Holdings ("HCRH," a Nevada limited liability company), owns an interest in approximately 1.4 million acres in the North and South Limon Back Arc Basin onshore and offshore Costa Rica. Global's participation in Costa Rica is structured whereby a wholly-owned subsidiary owns a 40% share of the stock of HCRH, with an affiliate of MKJ Xploration, Inc. ("MKJ") owning the remaining stock of HCRH. MKJ is the operator of HCRH and the Costa Rica Contract.

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

        In January 2002, the Costa Rica Constitutional Court rendered a published opinion in a suit that had been filed against another oil and gas operator and the Costa Rican ministry of Environment and Energy ("MINAE") by certain environmental groups. In its opinion, in this case, the Constitutional Court of Costa Rica found, among other issues, that SETENA did not have the current authority to grant environmental permits. In addition, proposed legislation pending in the Costa Rica legislature seeks to abolish the Costa Rica government's rights to grant hydrocarbon exploration contracts. Due to the Costa Rica Constitutional Court decision discussed above, even though it did not directly involve HCRH, as well as the pending legislation described above, Harken and Global believe that HCRH's appeal to SETENA for reconsideration of its denial of the requested permit, or any similar recourse, will be unsuccessful. Further, recent political developments in Costa Rica, in the opinion of Harken and Global, severely limit the opportunity for future oil and gas exploration in Costa Rica. See "Cautionary Statements" below.

OTHER MIDDLE AMERICAN OPERATIONS

        Global is committed to broadening its exploration efforts internationally, in addition to its existing operations in Colombia, Peru and Panama. Global's operational experience in those areas may enable Global to expand its exploration efforts elsewhere in Latin America. Global's business strategy is to focus on improvement of its cash flow by increasing its daily production volumes as well as to identify, develop and promote energy projects from throughout Latin America to industry and financial partners and to aggregate assets in Latin America through strategic acquisitions and alliances.

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

RISKS ASSOCIATED WITH HARKEN'S FINANCIAL CONDITION:

If Harken does not continue to meet the listing requirements of the American Stock Exchange, its common stock could be delisted.

        The American Stock Exchange requires companies to fulfill certain requirements in order for their shares to continue to be listed. The securities of a company may be considered for delisting if the company fails to meet certain financial thresholds, including if the company has stockholders' equity of less than $6 million and has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. As of December 31, 2002, Harken's stockholders' equity was $5.1 million and, as discussed below, Harken has sustained losses in each of Harken's last five fiscal years. As of March 25, 2003, Harken's stockholders' equity has increased to an amount over $6.0 million. There can be no assurance that Harken's stockholders' equity will remain above $6.0 or that Harken will not report additional losses in the future. If these aspects of Harken's financial condition do not improve, Harken's common stock may be considered for delisting.

        If Harken's common stock is delisted from the American Stock Exchange for any reason and Harken is deemed not to have used its "best efforts" to maintain such listing, Harken will be in default under Harken's 5% European Notes and, as a result of cross-default provisions, Harken's other debt obligations. Any default under Harken's debt agreements will result in substantially all of Harken's debt obligations becoming due in full. Harken does not have sufficient funds to pay Harken's debt obligations in cash and there is no assurance Harken will obtain such funds if such debt became due, which would result in a material adverse effect on Harken's financial position and results of operations. The potential delisting of Harken's common stock could adversely affect Harken's ability to raise capital in the future by issuing common stock or securities convertible into common stock.

HARKEN HAS A HISTORY OF LOSSES AND MAY SUFFER LOSSES IN THE FUTURE.

        Harken has reported losses in each of the last five fiscal years, including a net loss of approximately $9.8 million for the year ended December 31, 2002. Harken has reported cumulative net losses of approximately $272 million over the last five fiscal years. Harken's ability to generate net income is strongly affected by, among other factors, Harken's ability to successfully drill Harken's undeveloped reserves as well as the market price of crude oil and natural gas. During the fourth quarter of 2000, Harken recorded a writedown of Harken's oil and gas properties of approximately $156 million primarily due to a significant reduction in Harken's proved undeveloped reserves in Colombia following the drilling of a non-productive well. If Harken is unsuccessful in drilling productive wells or the market price of crude oil and natural gas declines, Harken may report additional losses in the future. Consequently, future losses may adversely affect Harken's business, prospects, financial condition, results of operations and cash flows.

If Harken cannot obtain stockholder approval for the issuance of shares of common stock to redeem certain of its existing convertible notes and Harken is unable to pay cash at maturity, Harken could be subject to potential delisting of its common stock from the American Stock Exchange.

        The issuance of a number of shares that is greater than 20% of Harken's currently outstanding shares of common stock requires stockholder approval as a condition to listing such additional shares on the American Stock Exchange. Currently, Harken does not have sufficient funds to pay its existing convertible notes in cash upon maturity, or to otherwise redeem or repurchase these notes. Harken has obtained stockholder approval for the issuance of shares of common stock to redeem up to $20 million principal amount of the 5% European Notes due May 26, 2003 at Harken's annual stockholders meeting held on January 29, 2003 to comply with the rules of the American Stock Exchange. As of March 27, 2003, approximately $14.1 million principal amount of 5% European Notes was outstanding.

     Harken also has the right to redeem for shares of common stock approximately $5.7 million principal amount of the Benz Convertible Notes that mature in November 2003 and $1.7 million principal amount of the Waverley Note that matures in September 2003. Although the exact number of shares which may be issued in connection with redemptions of the Benz Convertible Notes and the Waverley Note will depend upon the number of shares of common stock outstanding at that time, the amount of notes to be redeemed for common stock and the average market price of Harken's common stock at the time of the redemptions. The redemption for common stock of the notes may result in the issuance of a number of shares that is greater than 20% of Harken's currently outstanding shares of common stock. Consequently, the rules of the American Stock Exchange may require additional stockholder approval as a condition to listing such additional shares on that exchange.

        If Harken does not obtain required stockholder approvals, its common stock could be subject to potential delisting from the American Stock Exchange. See also "-- If Harken does not continue to meet the listing requirements of the American Stock Exchange, its common stock could be delisted."

Harken may have an insufficient number of authorized shares of common stock to redeem convertible notes due in 2003, which would cause it to restructure the notes or to pay cash at maturity -- neither of which Harken may be able to accomplish.

        Harken currently has 225 million shares of common stock authorized for issuance. As of March 27, 2003, approximately 99 million shares were outstanding and 51 million shares were reserved for issuance. There is approximately 76 million shares of common stock available for issuance. See "--Risks associated with market conditions -- Harken may issue additional shares of common stock that may dilute the value of its common stock and adversely affect the market price of Harken's common stock."

        The redemption of the 5% European Notes, the Benz Convertible Notes and the Waverley Note may result in an issuance of shares that is in excess of the amount of shares currently authorized for issuance. Harken has included a proposal to increase its authorized common stock in the preliminary proxy statement for Harken's annual stockholders meeting scheduled to be held on or about May 16, 2003 prior to May 26, 2003, the maturity date of the 5% European Notes. While Harken believes that it will be able to hold the stockholders meeting before the maturity of the 5% European Notes, there can be no assurances. Absent receiving stockholder approval at a meeting, Harken would be required to otherwise restructure the then-outstanding notes prior to maturity or pay cash at maturity. There can be no assurance that, in such an event, Harken will be successful in restructuring its obligations under the outstanding notes prior to maturity. Harken currently does not have sufficient funds to pay such notes in cash upon maturity and it is unlikely that it will have such funds prior to maturity. If Harken is unsuccessful in redeeming the then-outstanding 5% European Notes prior to maturity for common stock, Harken would experience a material adverse impact on its financial position and results of operations.

        Assuming a redemption price of $0.20 per share for Harken's common stock, the table below reflects the number of shares of common stock required to be issued in order to redeem Harken's existing convertible notes due in 2003 as of March 27, 2003:

                              Amount      Shares of Common Stock to
     Indebtedness          Outstanding     be Issued in Redemption      Maturity Date
----------------------    -------------   -------------------------   -----------------
5% European Notes         $  14,110,000            81,132,500         May 26, 2003
Waverley Note             $   1,705,000             8,525,000         September 1, 2003
Benz Convertible Notes    $   5,668,708            32,595,071         November 26, 2003

Harken's financial condition may suffer if estimates of its oil and gas reserve information are adjusted, and fluctuations in oil and gas prices and other factors affect Harken's oil and gas reserves.

        Harken's oil and gas reserve information is based upon criteria mandated by the Securities and Exchange Commission (the "SEC"), and reflects only estimates of the accumulation of oil and gas and the economic recoverability of those volumes. Harken's future production, revenues and expenditures with respect to such oil and gas reserves will likely be different from estimates, and any material differences may negatively affect Harken's business, financial condition and results of operations.

        Petroleum engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions.

        Because all reserve estimates are to some degree subjective, each of the following items may prove to differ materially from that assumed in estimating reserves:

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

        The estimated discounted future net cash flows described in this Annual Report for the year ended December 31, 2002, should not be considered as the current market value of the estimated oil and gas reserves attributable to Harken's properties from proved reserves. Such estimates are based on prices and costs as of the date of the estimate, in accordance with SEC requirements, while future prices and costs may be materially higher or lower. The SEC requires that Harken report its oil and natural gas reserves using the price as of the last day of the year. Using lower values in forecasting reserves will result in a shorter life being given to producing oil and natural gas properties because such properties, as their production levels are estimated to decline, will reach an uneconomic limit, with lower prices, at an earlier date. There can be no assurance that a decrease in oil and gas prices or other differences in Harken's estimates of its reserve will not adversely affect Harken's financial condition and results of operations.

Harken may require future waivers and amendments to its bank credit facility covenant requirements.

        Harken's bank credit facility with Guaranty Bank, FSB requires certain of its subsidiaries (the "Borrowers"), to maintain certain financial covenant ratios and requirements, as calculated on a quarterly basis. The Guaranty Bank facility requires the Borrowers, among other things, to maintain a maximum liability to equity ratio (as defined in the agreement) of not more than 1.0 to 1.0, a current ratio (as defined in the agreement) of not less than 1.0 to 1.0, and a debt service coverage ratio (as defined in the agreement) of not less than
1.25 to 1.0. In addition, the agreement requires that general and administrative expenses of the Borrowers must not exceed 30% of the Borrowers' net revenue for the quarter ended December 31, 2002 and 25% for each quarter thereafter. The Guaranty Bank facility matures on December 6, 2005.

        If Harken or the Borrowers are not in compliance with their bank financial covenant ratios or requirements in the future and are unable to obtain a waiver or amendment to the Guaranty Bank facility requirements, the bank credit facility would be in default and callable by Guaranty Bank. In addition, due to cross-default provisions in Harken's 5% European Notes, 7% Senior Convertible Notes due 2006 and 2007 (collectively, the "7% European Notes"), Benz Convertible Notes and Waverley Note, substantially all of Harken's debt obligations would become due in full if any debt is in default. Expectations of future operating results and continued compliance with financial covenants cannot be assured and Harken's lenders' actions are not controllable by Harken. If Harken's projections of future operating results are not achieved and future waivers or amendments of the Guaranty Bank facility are not received and Harken's debt is placed in default, Harken will experience a material adverse impact on its financial position and results of operations.

        The Guaranty Bank facility prohibits cash dividends, loans, advances and similar payments to be made to Harken by the Borrowers. Therefore, the Borrowers will not be able to provide Harken with funds to be used for the repayment of the 5% Notes, the Waverley Note or other debt obligations or for other uses, unless the Borrowers obtain Guaranty's consent.

If estimated discounted future net cash flows decrease, Harken may be required to take additional writedowns.

        Harken periodically reviews the carrying value of its oil and gas properties under applicable full-cost accounting rules. These rules require a writedown of the carrying value of oil and gas properties if the carrying value exceeds the applicable estimated discounted future net cash flows from proved oil and gas reserves. Given the volatility of oil and gas prices, it is reasonably possible that the estimated discounted future net cash flows could change in the near term. If oil and gas prices decline in the future, even if only for a short period of time, it is possible that additional writedowns of oil and gas properties could occur. Whether Harken will be required to take such a charge will depend on the prices for oil and gas at the end of any quarter and the effect of reserve additions or revisions, property sales and capital expenditures during such quarter.

Harken will be controlled by Lyford as long as Lyford owns a majority of the voting power of Harken's common stock, and Harken's other stockholders will be unable to affect the outcome of stockholder voting during this time.

        As a result of Harken's rights offering and the standby purchase agreement, Lyford beneficially owns approximately 62% of the combined voting power of Harken's outstanding common stock and is able to determine the outcome of all corporate actions requiring stockholder approval. Because Lyford has the ability to control Harken, Lyford has the power to act without taking the best interests of Harken into consideration. For example, Lyford will control decisions with respect to:

        . the direction and policies of Harken, including the election and removal of directors,

        .       mergers or other business combinations involving Harken,

        .       the acquisition or disposition of assets by Harken,

        .       future issuances of Harken's common stock or other securities,

        .       the incurrence of debt by Harken,

        .       the payment of dividends, if any, on Harken's common stock, and

        .       amendments to Harken's certificate of incorporation and bylaws.

        Such concentration of ownership may also have the effect of delaying, deferring or preventing a future change of control of Harken.

RISKS ASSOCIATED WITH MARKET CONDITIONS:

Harken's stock price is volatile and the value of any investment in Harken's common stock may fluctuate.

        Harken's stock price has been and is highly volatile, and Harken believes this volatility is due to, among other things:

        .       the results of Harken's drilling,

        .       current expectations of Harken's future financial performance,

        .       commodity prices of oil and natural gas,

        . the progress and ultimate success of Harken's capital plan, including Harken's actions with respect to its 5% European Notes, Benz Convertible Notes and Waverley Note, and

        .       the volatility of the market in general.

        For example, the common stock price has fluctuated from a high of $15 per share to a low of $0.16 per share over the last three years ending December 31, 2002. This volatility may affect the market value of Harken's common stock in the future. See Part II, Item 5: Market for Registrant's Common Equity and Related Stockholder Matters.

Future sales of Harken's common stock pursuant to outstanding registration statements may affect the market price of Harken's common stock.

        There are currently several registration statements with respect to Harken's common stock that are effective, pursuant to which certain of Harken's stockholders may sell up to an aggregate of 54.3 million shares of common stock. Any such sale of stock may also decrease the market price of Harken's common stock.

Harken may issue additional shares of common stock that may dilute the value of its common stock and adversely affect the market price of its common stock.

        Harken may issue additional shares of common stock in the following scenarios:

        . approximately 1.5 million shares of common stock may be required to be issued pursuant to Harken's stock options,

        . approximately 6.2 million shares of common stock may be issued pursuant to other securities exercisable or exchangeable, or convertible into, shares of common stock,

        . approximately 8.525 million shares of common stock may be issued in connection with the redemption of the Waverley Note maturing on September 1, 2003 (assuming a redemption price of $0.20 per share),

        . approximately 32.6 million shares of common stock may be issued in connection with the redemption of the Benz Convertible Notes maturing on November 26, 2003 (assuming a redemption price of $0.20 per share),

        . approximately 81 million shares of common stock may be issued in connection with the redemption of the 5% European Notes maturing on May 26, 2003 (assuming a redemption price of $0.20 per share),

        . approximately 39.8 million shares of common stock may be issued in connection with the conversion of the 7% European Notes maturing in 2006 and 2007 (using the adjusted conversion rate of $0.36 per share or the initial conversion rate of $0.50, as appropriate), and

        . a significant number of additional shares of common stock may be issued for financing or other purposes.

        A large issuance of shares of common stock in any or all of the above scenarios will decrease the ownership percentage of current outstanding stockholders and will likely result in a decrease in the market price of Harken's common stock. Any large issuance will also likely result in a change in control of Harken.

        In addition, Harken may elect to issue a significant number of additional shares of common stock for financing or other purposes, which could result in a decrease in the market price of Harken's common stock.

If Harken redeems its existing convertible notes with shares of common stock, stockholders will suffer a significant dilution of their ownership percentage and a decrease in the market value of Harken's common stock and the redemptions may result in a change in control of Harken.

        Any redemptions of Harken's existing convertible notes involving a large issuance of shares could result in a substantial dilution of stockholders' ownership percentage of Harken's common stock and may result in a decrease in the market value of Harken's common stock. The number of new shares to be issued could also likely result in a change in control of Harken and, depending on the ownership of the notes, a small group of stockholders could control the election of the board of directors and the approval of other matters presented for consideration by the stockholders, which could include mergers, acquisitions, amendments to Harken's charter and various corporate governance actions. Stockholders may also incur immediate and likely substantial net asset dilution.

        Specifically, the redemption of the 5% European Notes, the Benz Convertible Notes and the Waverley Note by converting them into common stock could likely result in substantial dilution of the existing Harken common stock. In addition, the number of new shares to be issued may result in a change of control of Harken. For example, if 5% European Notes or Benz Convertible Notes had been redeemed with a redemption price of $0.20, for every $1,000,000 of 5% European Notes or Benz Convertible Notes redeemed at this price, Harken would be required to issue to the noteholders approximately 5.75 million shares of common stock. Additionally, at this redemption price, Harken would be required to issue to Waverley approximately 8.525 million shares of common stock to redeem the outstanding principal balance of the Waverley Note. If all of the outstanding notes had been redeemed at this price, the noteholders would have received an aggregate of approximately 122 million shares of common stock and, collectively, would control over 55% of Harken's common stock.

Harken has issued shares of preferred stock with greater rights than its common stock and may issue additional shares of preferred stock in the future.

        Harken is permitted under Harken's charter to issue up to 10 million shares of preferred stock. Harken can issue shares of its preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from its common stockholders. Any preferred stock that Harken issues may rank ahead of Harken's common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than Harken's common stock. At March 27, 2003, Harken had outstanding 385,638 shares of Series G1 preferred stock and 93,150 shares of Series G2 preferred stock. These shares of preferred stock have rights senior to Harken's common stock with respect to dividends and liquidation. In addition, such preferred stock may be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price of Harken's common stock. Each share of Series G1 preferred stock and Series G2 preferred stock may be converted into shares of common stock at conversion prices of $12.50 and $3.00 per share of common stock, respectively, for each $100.00 liquidation value of a share of such preferred stock plus the amount of any accrued and unpaid dividends.

Harken's domestic operating strategic plan includes the acquisition of additional reserves through business combinations.

        Harken's domestic operations have shifted from primarily an exploration and development focus to an acquisition growth strategy, with a reduced emphasis on exploration. Harken is seeking additional acquisition opportunities to expand its domestic operations and increase its oil and gas reserves in North America. Harken may not be able to consummate future acquisitions on favorable terms. Additionally, any such future transactions may not achieve favorable financial results.

        Future business combinations may also involve the issuance of shares of Harken's common stock, which could have a dilutive effect on stockholders' percentage ownership. Harken may not have a sufficient number of authorized shares to issue in any such business combinations and Harken may need to obtain stockholder approval to authorize additional shares for issuance. Further, the use of shares in business combinations will reduce the number of shares available for the redemption of existing convertible notes.

        In addition, acquisitions may require substantial financial expenditures that will need to be financed through cash flow from operations or future debt and equity offerings by Harken and Harken may not be able to acquire companies or oil and gas properties using its equity as currency. In the case of cash acquisitions, Harken may not be able to generate sufficient cash flow from operations or obtain debt or equity financing sufficient to fund future acquisitions of reserves.

RISKS ASSOCIATED WITH HARKEN'S OPERATIONS:

Oil and gas price fluctuations in the market may adversely affect the results of Harken's operations.

        The results of Harken's operations are highly dependent upon the prices received for Harken's oil and natural gas production. Substantially all of Harken's sales of oil and natural gas are made in the spot market, or pursuant to contracts based on spot market prices, and not pursuant to long-term, fixed-price contracts. Accordingly, the prices received for Harken's oil and natural gas production are dependent upon numerous factors beyond Harken's control. These factors include the level of consumer product demand, governmental regulations and taxes, the price and availability of alternative fuels, the level of foreign imports of oil and natural gas and the overall economic environment. Significant declines in prices for oil and natural gas could have a material adverse effect on Harken's financial condition, results of operations and quantities of reserves recoverable on an economic basis. Any significant decline in prices of oil or gas could have a material adverse effect on Harken's financial condition and results of operations. Recently, the price of oil and natural gas has been volatile. For example, during 2001, the price for a barrel (bbl) of oil ranged from a high of $29.25 to a low of $14.25 and the price for a thousand cubic feet (Mcf) of gas ranged from a high of $10.53 to a low of $1.74. During 2002, the price for a bbl of oil ranged from a high of $29.50 to a low of $14.75 and the price for a Mcf of gas ranged from a high of $5.32 to a low of $1.98.

Harken's operations require significant expenditures of capital that may not be recovered.

        Harken requires significant expenditures of capital in order to locate and acquire producing properties and to drill exploratory wells. In conducting exploration and development activities from a particular well, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause Harken's exploration, development and production activities to be unsuccessful, potentially resulting in abandoning the well. This could result in a total loss of Harken's investment. In addition, the cost and timing of drilling, completing and operating wells is difficult to predict.

The oil and gas Harken produces may not be readily marketable at the time of production.

        Crude oil, natural gas, condensate and other oil and gas products are generally sold to other oil and gas companies, government agencies and other industries. The availability of ready markets for oil and gas that Harken might discover and the prices obtained for such oil and gas depend on many factors beyond Harken's control, including:

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

Harken may encounter operating hazards that may result in substantial losses.

        Harken is subject to operating hazards normally associated with the exploration and production of oil and gas, including blowouts, explosions, oil spills, cratering, pollution, earthquakes, labor disruptions and fires. The occurrence of any such operating hazards could result in substantial losses to Harken due to injury or loss of life and damage to or destruction of oil and gas wells, formations, production facilities or other properties. Harken maintains insurance coverage limiting financial loss resulting from certain of these operating hazards. Harken does not maintain full insurance coverage for all matters that may adversely affect its operations, including war, terrorism, nuclear reactions, government fines, treatment of waste, blowout expenses and business interruptions. Losses and liabilities arising from uninsured or underinsured events could reduce Harken's revenues or increase Harken's costs. There can be no assurance that any insurance will be adequate to cover losses or liabilities associated with operational hazards. Harken cannot predict the continued availability of insurance, or its availability at premium levels that justify its purchase.

Drilling oil and gas wells particularly in certain regions of the United States and foreign countries could be hindered by hurricanes, earthquakes and other weather-related operating risks.

        Harken's operations in the Louisiana wetlands, the onshore regions of Texas and in Colombia, Peru and Panama are subject to risks from hurricanes and other natural disasters. Damage caused by hurricanes, earthquakes or other operating hazards could result in substantial losses to Harken. Harken is not covered by insurance for any business interruption resulting from such events and, upon the occurrence of a natural disaster, this lack of coverage could have a material adverse effect on its financial position and results of operations.

Harken faces strong competition from larger oil and gas companies, which could result in adverse effects on Harken's business.

        The exploration and production business is highly competitive. Many of Harken's competitors have substantially larger financial resources, staffs and facilities. Harken's competitors in the United States include numerous major oil and gas exploration and production companies and in Colombia, Peru and Panama include such major oil and gas companies as BP Amoco, Exxon/Mobil, Texaco/Shell, Conoco/Phillips and Arco. These major oil and gas companies are often better positioned to obtain the rights to exploratory acreage for which Harken competes.

Harken's operations are subject to various litigation that could have an adverse effect on its business.

        Presently, various Harken subsidiaries are defendants in various litigation matters. The nature of Harken's and its subsidiaries' operations also expose Harken to further possible litigation claims in the future. For example, Harken is currently a party to the following pending proceedings:

        . In September 1997, D. E. Rice and Karen Rice, as Trustees for the Rice Family Living Trust (collectively referred to as Rice) filed a lawsuit against Harken Exploration Company, a wholly-owned subsidiary of Harken, in Texas state court. Rice claims damages in an amount of approximately $40 million from Harken Exploration Company's alleged spills on Rice's property.

        . In December 1999, 420 Energy Investment, Inc. and ERI Investments, Inc. (collectively referred to as 420 Energy) filed a lawsuit against XPLOR Energy, Inc., a wholly-owned subsidiary of Harken (referred to as XPLOR), in Delaware state court. 420 Energy alleges that they are entitled to appraisal and payment of the fair value of their common stock in XPLOR as of the date XPLOR merged with Harken.

        . In August 2001, a new lawsuit was filed by New West Resources, Inc. (referred to as New West), a former XPLOR stockholder, against XPLOR, Harken and other defendants in Texas state court. New West claims that it lost its $6 million investment in XPLOR as a result of misrepresentations by XPLOR and breach of fiduciary duties by certain XPLOR directors.

        . In December 2002, Black Point Limited (referred to as Black Point) filed a lawsuit against Global Energy Development LTD, a subsidiary of Harken, in Illinois federal court. Black Point alleges that Global Energy Development LTD, aided and abetted by officers of Harken, fraudulently induced Black Point to spend time and money locating prospective business partners in the People's Republic of China. Black Point seeks breach of contract damages of $1.5 million from Global Energy Development LTD, that amount being Black Point's projected success fee on an unconsummated $20 million investment by a Chinese partner.

        There is risk that any matter in litigation could be adversely decided against Harken or its subsidiaries, regardless of their belief, opinion and position, which could have a material adverse effect on Harken's financial condition and results of operations. Litigation is highly costly and the costs associated with defending litigation could also have a material adverse effect on Harken's financial condition. For further detail concerning Harken's pending litigation, please see Part I, Item 3, Legal Proceedings.

Compliance with, or breach of, environmental laws can be costly and could limit Harken's operations.

        Harken's operations are subject to numerous and frequently changing laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Harken owns or leasees, and has in the past owned or leased, properties that have been used for the exploration and production of oil and gas and these properties and the wastes disposed on these properties may be subject to the Comprehensive Environmental Response, Compensation and Liability Act, the Oil Pollution Act of 1990, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act and analogous state laws. Under such laws, Harken could be required to remove or remediate previously released wastes or property contamination.

        Laws and regulations protecting the environment have generally become more stringent and, may in some cases, impose "strict liability" for environmental damage. Strict liability means that Harken may be held liable for damage without regard to whether Harken was negligent or otherwise at fault. Environmental laws and regulations may expose Harken to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed. Failure to comply with these laws and regulations may result in the imposition of administrative, civil and criminal penalties.

        While Harken believes that its operations are in substantial compliance with existing requirements of governmental bodies, Harken's ability to conduct continued operations is subject to satisfying applicable regulatory and permitting controls. Harken's current permits and authorizations and ability to get future permits and authorizations, particularly in foreign countries, may be susceptible, on a going forward basis, to increased scrutiny, greater complexity resulting in increased costs, or delays in receiving appropriate authorizations. In particular, Harken has experienced and may continue to experience delays in obtaining permits and authorization in Colombia necessary for Harken's operations. In addition, recent judicial and political developments in Costa Rica have significantly and adversely affected Harken's ability to acquire necessary environmental permits and severely limit the opportunity for future oil and gas exploration in Costa Rica. As a result of these developments, Harken fully impaired its investment through Harken's subsidiary, Global, in its onshore and offshore properties in Costa Rica, as reflected on Harken's consolidated balance sheet, for the year ended December 31, 2001.

        Harken is required to obtain an environmental permit or approval from the governments in Colombia, Costa Rica, Peru and Panama prior to conducting seismic operations, drilling a well or constructing a pipeline in such foreign locations. Harken's operations in foreign countries have been delayed in the past and could be delayed in the future through the process of obtaining an environmental permit. Compliance with these laws and regulations may increase Harken's costs of operations, as well as further restrict Harken's foreign operations.

        Costa Rica has implemented policies and laws with a high level of attention to the protection of its ecological areas and environment. As a result, the operations of Global's subsidiary, Harken Costa Rica Holdings, in Costa Rica are subject to much greater control, scrutiny and restrictions than are usually encountered in international exploration operations. Due to such additional regulations and requirements in Costa Rica, as well as recent rulings by Costa Rica government agencies, Harken Costa Rica Holdings will likely not be able to continue operations in Costa Rica for the foreseeable future.

Harken's foreign operations involve substantial costs and are subject to certain risks because the oil and gas industries in such countries are less developed.

        The oil and gas industries in Colombia, Costa Rica, Peru and Panama are not as developed as the oil and gas industry in the United States. As a result, Harken's drilling and development operations in many instances take longer to complete and often cost more than similar operations in the United States. The availability of technical expertise, specific equipment and supplies is more limited in Colombia, Costa Rica,

Peru and Panama than in the United States. Harken expects that such factors will continue to subject Harken's international operations to economic and operating risks not experienced in Harken's domestic operations.

        Harken follows the full cost method of accounting for exploration and development of oil and gas reserves in which all of its acquisition, exploration and development costs are capitalized. Costs related to the acquisition, holding and initial exploration of oil and gas associated with Harken's contracts in countries with no proved reserves are initially capitalized, including internal costs directly identified with acquisition, exploration and development activities. If Harken abandons all exploration efforts in a country where no proved reserves are assigned, all acquisition and exploration costs associated with the country are expensed. From time to time, Harken makes assessments as to whether its investment within a country is impaired and whether exploration activities within a country will be abandoned based on its analysis of drilling results, seismic data and other information it believes to be relevant. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expenses are difficult to predict.

If Harken fails to comply with the terms of certain contracts related to its foreign operations, it could lose its rights under each of those contracts.

        The terms of each of the Colombia Association Contracts, the Costa Rica Contract, the Peruvian Technical Evaluation Agreement and the Panamanian Technical Evaluation Agreement require that Harken perform certain activities, such as seismic interpretations and the drilling of required wells, in accordance with those contracts and agreements. Harken's failure to timely perform those activities as required could result in the loss of its rights under a particular contract, which would likely result in a significant loss to Harken. As of March 27, 2003, Harken was in compliance with the requirements of each of the Colombia Association Contracts, the Peruvian Technical Evaluation Agreement and the Panamanian Technical Evaluation Agreement. For further detail concerning these contracts and agreements, please see Part I, Item 1, Business.

Harken requires significant additional financing for its foreign operations, which financing may not be available.

        Harken anticipates that full development of its existing and future oil and gas discoveries and prospects in Colombia, Peru and Panama may take several years and require significant additional capital expenditures. If Harken is unable to timely obtain adequate funds to finance these investments, Harken's ability to develop oil and gas reserves in these countries may be severely limited or substantially delayed. Such limitations or delay would likely result in substantial losses for Harken and Global.

        Harken anticipates that amounts required to fund Global's foreign activities will be funded from existing cash balances, asset sales, stock issuances, production payments, operating cash flows and from joint venture partners. Harken estimates a cost of $2.5 million in 2003 for the completion of a well in Colombia required to be drilled by Global pursuant to the Cajaro Association Contract with Empresa Colombia de Petroleos. The exact usage of other future funding sources is unknown at this time and there can be no assurance that Global will have adequate funds available to finance its foreign operations.

Harken's foreign operations are subject to political, economic and other uncertainties.

        Global currently conducts significant operations in Colombia, Peru and Panama and may also conduct operations in other foreign countries in the future. At December 31, 2002, approximately 38% of Harken's proved reserves and 31% of Harken's consolidated revenues were related to Global's Colombian operations. Exploration and production operations in foreign countries are subject to political, economic and other uncertainties, including:

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

        Central and South America and certain other regions of the world have a history of political and economic instability. This instability could result in new governments or the adoption of new policies, laws or regulations that might assume a substantially more hostile attitude toward foreign investment. In an extreme case, such a change could result in termination of contract rights and expropriation of foreign-owned assets. Any such activity could result in a significant loss to Harken and Global.

Guerrilla activity in Colombia could disrupt or delay Global's operations, and Harken is concerned about safeguarding Global's operations and personnel in Colombia.

        Colombia's 37-year armed conflict between the government and leftist guerrilla groups has escalated in recent years. The current government's quest for peace was unsuccessful. The breakdown of peace negotiations has resulted in increased military action by the Colombian government directed against the rebel groups operating in Colombia. Unless the parties determine to return to peace negotiations, the military confrontation with the rebel groups is expected to continue. Also, the increased activity of right-wing paramilitary groups, formed in opposition to the left-wing FARC and ELN groups, has contributed to the escalation in violence. The increase in violence has affected business interests in Colombia. Targeting such enterprises as symbols of foreign exploitation, particularly in the North of the country, the rebel groups have attempted to hamper production of hydrocarbons. The cumulative effect of escalation in the armed conflict and the resulting unstable political and security situation has led to increased risks and costs and the downgrading of Colombia's country risk rating. Global's oil and gas operations are in areas outside guerrilla control and with the exception of its increased security requirements, Harken's operations continue mostly unaffected, although from time to time, guerilla activity in Colombia has delayed Harken's projects there. This guerilla activity has increased over the last few years, causing delays in the development of Harken's fields in Colombia. Guerilla activity, such as road blockades, has also from time to time slowed Harken's deployment of workers in the field and affected Harken's operations. In addition, guerillas could attempt to disrupt the flow of Harken's production through pipelines. In addition to these security issues, Harken has also become the subject of media focus in Colombia that may further compromise Harken's security position in the country.

        There can be no assurance that attempts to reduce or prevent guerilla activity will be successful or that guerilla activity will not disrupt Global's operations in the future. There can also be no assurance that Global can maintain the safety of its operations and personnel in Colombia or that this violence will not affect its operations in the future. Continued or heightened security concerns in Colombia could also result in a significant loss to Harken and Global.

The United States government may impose economic or trade sanctions on Colombia that could result in a significant loss to Harken and Global.

        Colombia is among several nations whose progress in stemming the production and transit of illegal drugs is subject to annual certification by the President of the United States. Although Colombia was so certified in 2002, there can be no assurance that, in the future, Colombia will receive certification or a national interest waiver. The failure to receive certification or a national interest waiver may result in any of the following:

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

Each of these consequences could result in adverse economic consequences in Colombia and could further heighten the political and economic risks associated with Harken's operations there. Any changes in the holders of significant government offices could have adverse consequences on Harken's relationship with the Colombian national oil company and the Colombian government's ability to control guerrilla activities and could exacerbate the factors relating to Harken's foreign operations discussed above.

        Any sanctions imposed on Colombia by the United States government could threaten Harken's ability to obtain necessary financing to develop the Colombian properties or cause Colombia to retaliate against Harken, including by nationalizing Harken's Colombian assets. Accordingly, the imposition of the foregoing economic and trade sanctions on Colombia would likely result in a substantial loss to Harken and Global and a decrease in the price of Harken's common stock. Harken can give no assurance that the United States will not impose sanctions on Colombia in the future or predict the effect in Colombia that these sanctions might cause.

Harken may suffer losses from exchange rate fluctuations.

        Harken accounts for its Colombian, Costa Rican, Peruvian and Panamanian operations using the U.S. dollar as the functional currency. The costs associated with Harken's exploration efforts in Colombia, Costa Rica, Peru and Panama have typically been denominated in U.S. dollars. Harken expects that a substantial portion of its future Colombian revenues may be denominated in Colombian pesos. To the extent that the amount of Harken's revenues denominated in Colombian pesos is greater than the amount of costs denominated in Colombian pesos, Harken could suffer a loss if the value of the Colombian peso were to drop relative to the value of the U.S. dollar. Any substantial currency fluctuations could have a material adverse effect on Harken's results of operations. In recent years the value of the Colombian peso relative to the U.S. dollar has declined. For example, the average exchange rate for the Colombian peso into U.S. dollars for December 2002 was 0.000355, as compared to an average of 0.000434 for December 2001 and 0.000456 for December 2000.

PROPERTIES AND LOCATIONS

        Production and Revenues -- See also "Note 15- Oil and Gas Disclosures" in the Notes to Consolidated

Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for certain information about Harken's proved oil and gas reserves. A summary of Harken's and Global's ownership in its most significant producing properties is as follows:

                                            AVERAGE         AVERAGE REVENUE
                                        WORKING INTEREST       INTEREST
                                        ----------------    ---------------
     Lake Raccourci - Domestic                40%                 28%
     Lapeyrouse - Domestic                    28%                 19%
     Raymondville - Domestic                  27%                 19%
     West Texas - Domestic                    95%                 76%
     Main Pass Block 35 - Domestic            90%                 72%
     Bayou Sorrel - Domestic                  15%                 11%
     Jackson County, Texas - Domestic          9%                  7%
     Alcaravan Contract - Colombia           100%                 80%
     Bolivar Contract - Colombia             100%                 80%

        The following table shows, for the periods indicated, operating information attributable to Harken's oil and gas interests:

                                                               NORTH AMERICAN
                                                           YEAR ENDED DECEMBER 31,
                               -----------------------------------------------------------------------------
                                   1998            1999            2000            2001            2002
                               -------------   -------------   -------------   -------------   -------------
Production:
 Natural Gas (Mcf)                 2,063,000       2,847,000       4,012,000       3,844,000       3,225,000
 Oil (Bbls)                          433,000         510,000         529,000         273,000         267,000
Revenues:
 Natural Gas                   $   4,373,000   $   6,879,000   $  16,178,000   $  16,643,000   $  10,753,000
 Oil                               5,508,000       9,188,000      15,422,000       6,708,000       6,617,000
                               -------------   -------------   -------------   -------------   -------------
  Total                        $   9,881,000   $  16,067,000   $  31,600,000   $  23,351,000   $  17,370,000
                               =============   =============   =============   =============   =============

Unit Prices:
 Natural Gas (per Mcf)         $        2.12   $        2.42   $        4.03   $        4.33   $        3.33
 Oil (per Bbl)                 $       12.72   $       18.02   $       29.15   $       24.57   $       24.78
 Production costs per
  equivalent barrel            $        7.36   $        7.84   $       10.10   $       10.14   $        9.06
 Amortization per
  equivalent barrel            $        6.03   $        5.41   $        6.43   $        9.10   $        8.64

                                                                 COLOMBIA
                                                            YEAR ENDED DECEMBER 31,
                               -----------------------------------------------------------------------------
                                   1998            1999            2000            2001            2002
                               -------------   -------------   -------------   -------------   -------------
Production:
 Oil (Bbls)                           61,000         248,000         460,000         500,000         465,000
 Natural Gas (Mcf)                         -               -               -               -               -
Revenues:
 Oil                           $     538,000   $   3,026,000   $  10,649,000   $   8,291,000   $   7,619,000
 Natural Gas                   $           -   $           -   $           -   $           -   $           -
                               -------------   -------------   -------------   -------------   -------------
  Total                        $     538,000   $   3,026,000   $  10,649,000   $   8,291,000   $   7,619,000
                               =============   =============   =============   =============   =============

Unit Prices:
 Oil (per Bbl)                 $        8.82   $       12.20   $       23.15   $       16.58   $       16.38
 Natural Gas (per Mcf)         $           -   $           -   $           -   $           -   $           -
 Production and
  transportation costs
  per equivalent barrel        $        4.39   $        4.90   $        4.96   $        5.87   $        4.38
 Amortization per
  equivalent barrel            $        1.04   $        3.52   $        9.45   $        8.66   $        8.23

        Acreage and Wells -- At December 31, 2002, Harken and Global owned interests in the following oil and gas wells and acreage. Substantially all of Harken's domestic oil and gas properties are encumbered under the credit facility with Guaranty Bank, FSB.

                                                    NORTH AMERICAN
                    Gross Wells                Net Wells          Developed Acreage        Undeveloped Acreage
                --------------------   ---------------------   ----------------------    -----------------------
STATE              Oil        Gas         Oil         Gas         Gross        Net          Gross        Net
                ---------   --------   ---------   ---------   ----------   ---------    ----------   ----------
Mississippi             -          -           -           -            -           -        14,126        7,432
Texas                 229         71      212.89       43.53       39,078      23,724        52,533        6,123
Louisiana              34         20       23.81        4.38        7,434       2,994        16,534       10,206
Wyoming                 -          -           -           -            -           -        21,650        6,640
                ---------   --------   ---------   ---------   ----------   ---------    ----------   ----------
 Total                263         91      236.70       47.91       46,512      26,718       104,843       30,401
                =========   ========   =========   =========   ==========   =========    ==========   ==========

                                                       COLOMBIA
                    Gross Wells                Net Wells          Developed Acreage        Undeveloped Acreage
                --------------------   ---------------------   ----------------------    -----------------------
CONTRACT AREA      Oil        Gas         Oil         Gas         Gross        Net          Gross        Net
                ---------   --------   ---------   ---------   ----------   ---------    ----------   ----------
Alcaravan               3          -        2.40           -        2,253       2,253        22,011       11,006
Bocachico               2          -        1.60           -        7,835       3,918        46,865       23,432
Bolivar                 2          -        1.60           -        1,953       1,953       122,047       61,024
Cajaro                  -          -           -           -            -           -        82,752       41,376
                ---------   --------   ---------   ---------   ----------   ---------    ----------   ----------
 Total                  7          -        5.60           -       12,041       8,124       273,675      136,838
                =========   ========   =========   =========   ==========   =========    ==========   ==========

                                   COSTA RICA

                    Gross Wells                Net Wells          Developed Acreage        Undeveloped Acreage
                --------------------   ---------------------   ----------------------    -----------------------
                   Oil        Gas         Oil         Gas         Gross        Net          Gross        Net
                ---------   --------   ---------   ---------   ----------   ---------    ----------   ----------
Costa Rica              -          -           -           -            -           -     1,400,000      560,000

        Drilling Activity -- A well is considered "drilled" when it is completed. A productive well is completed when permanent equipment is installed for the production of oil or gas. A dry hole is completed when it has been plugged as required and its abandonment is reported to the appropriate government agency. International activity relates to Global's Colombian operations. Colombian net wells drilled information does not consider any potential future participation by Ecopetrol. The following tables summarize certain information concerning Harken's and Global's drilling activity:

                                 NORTH AMERICAN

                                       NUMBER OF GROSS WELLS DRILLED
                ---------------------------------------------------------------------------
                      Exploratory               Developmental               Total
                -----------------------   -----------------------   -----------------------
                Productive     Drilled    Productive     Drilled    Productive     Drilled
                ----------   ----------   ----------   ----------   ----------   ----------
2000                 3            6           13           13           16           19
2001                 6           13            6            6           12           19
2002                 7            8            -            -            7            8
                ----------   ----------   ----------   ----------   ----------   ----------
 Total              16           27           19           19           35           46
                ==========   ==========   ==========   ==========   ==========   ==========

                                       NUMBER OF NET WELLS DRILLED
                ---------------------------------------------------------------------------
                      Exploratory               Developmental               Total
                -----------------------   -----------------------   -----------------------
                Productive     Drilled    Productive     Drilled    Productive     Drilled
                ----------   ----------   ----------   ----------   ----------   ----------
2000               0.68         1.59         2.49         2.49         3.17         4.08
2001               1.38         2.49         3.25         3.25         4.63         5.74
2002               1.35         1.36            -            -         1.35         1.36
                ----------   ----------   ----------   ----------   ----------   ----------
 Total             3.41         5.44         5.74         5.74         9.15        11.18
                ==========   ==========   ==========   ==========   ==========   ==========

                                    COLOMBIA

                                          NUMBER OF GROSS WELLS DRILLED
                ---------------------------------------------------------------------------
                      Exploratory               Developmental               Total
                -----------------------   -----------------------   -----------------------
                Productive     Drilled    Productive     Drilled    Productive     Drilled
                ----------   ----------   ----------   ----------   ----------   ----------
2000                --           --           --           --           --           --
2001                 1            3           --           --            1            3
2002                --           --           --           --           --           --
                ----------   ----------   ----------   ----------   ----------   ----------
 Total               1            3           --           --            1            3
                ==========   ==========   ==========   ==========   ==========   ==========

                                          NUMBER OF NET WELLS DRILLED
                ---------------------------------------------------------------------------
                      Exploratory               Developmental               Total
                -----------------------   -----------------------   -----------------------
                Productive     Drilled    Productive     Drilled    Productive     Drilled
                ----------   ----------   ----------   ----------   ----------   ----------
2000                 --           --          --           --            --           --
2001               1.00         3.00          --           --          1.00         3.00
2002                 --           --          --           --            --           --
                ----------   ----------   ----------   ----------   ----------   ----------
 Total             1.00         3.00          --           --          1.00         3.00
                ==========   ==========   ==========   ==========   ==========   ==========

EMPLOYEES

        As of December 31, 2002, Harken had 42 employees, including 14 employees of Global and its subsidiaries. Harken has experienced no work stoppages or strikes as a result of labor disputes and considers relations with its employees to be satisfactory. Harken maintains group life, medical, dental, surgical and hospital insurance plans for its employees.

ITEM 2. PROPERTIES

        See "Item 1. Business" for discussion of oil and gas properties and locations.

        Harken and Global have offices in Houston and Southlake, Texas and Bogota, Colombia. Harken leases approximately 26,800 square feet of office space in Houston, Texas, which lease runs through October 2006, approximately 2,200 square feet in Southlake, Texas, which runs through May 2004, and approximately 2,840 square feet of office space in Bogota, Colombia, which lease runs through November 2003. The average annual cost of Harken's Houston leases are approximately $655,000. See "Liquidity and Capital Resources - Capital Commitments - Consolidated Contractual Obligations" contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3. LEGAL PROCEEDINGS

        In September 1997, Harken Exploration Company, a wholly-owned subsidiary of Harken, was served with a lawsuit filed in U.S. District Court for the Northern District of Texas, Amarillo Division, styled D. E. Rice and Karen Rice, as Trustees for the Rice Family Living Trust ("Rice") vs. Harken Exploration Company. In the lawsuit, Rice alleges damages resulting from Harken Exploration Company's alleged spills on Rice's property and claimed that the Oil Pollution Act ("OPA") should be applied in this circumstance. Rice alleges that remediation of all of the alleged pollution on its land would cost approximately $40,000,000. In October 1999, the trial court granted Harken's Motion for Summary Judgment that the OPA did not apply and dismissed the Rice claim under it. Rice appealed the trial court's summary judgment to the U.S. Fifth Circuit Court of Appeals. In April 2001, the Fifth Circuit Court of Appeals issued its opinion affirming the trial court's summary judgment in Harken's favor. Based on this affirmation of the summary judgment, in Harken management's opinion, the results of any further appeal will not have a material adverse effect on Harken's financial position. On August 15, 2002, Harken was served with a new suit filed by Rice in state court in Hutchinson County, Texas. In this new state case, Rice continues to seek approximately $40,000,000 in remediation costs and damages. Harken filed a motion for partial summary judgment seeking a ruling that remediation costs are not the proper measure of damages and that Rice's property damages, if any, should be measured by the alleged diminution in value of its land. The Court held a hearing on Harken's motion on October 30, 2002, but on December 30, 2002, this motion was denied by the court. Harken's management continues to believe that the correct measure of damages is the alleged diminution in value of Rice's land. Therefore, in Harken management's opinion, the results of such additional claim will not have a material adverse effect on Harken's financial position.

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

        In August 2001, a new lawsuit was filed by New West Resources, Inc. ("New West"), a former XPLOR stockholder, against XPLOR, Harken and other defendants in state court in Dallas, Texas. Harken received service of process in February 2002. Effective January 17, 2003, the case was transferred by agreement of the parties to Harris County district court, where all future proceedings will occur. New West claims that it lost its $6 million investment in XPLOR as a result of misrepresentations by XPLOR and breach of fiduciary duties by certain XPLOR directors. Harken believes this new suit is an adjunct of the prior appraisal rights claim by 420 Energy. The former stockholders of XPLOR have rejected Harken's request for indemnification of this claim under the XPLOR merger agreement. However, Harken intends to continue to pursue and enforce, through whatever steps are necessary, any indemnification from the third parties. Harken has tendered the defense of this claim to National Union Fire Insurance Company, pursuant to insurance policy coverage held by XPLOR. National Union has accepted defense of this claim subject to a reservation of rights. Based on the facts that (i) the allegations of New West's current petition focus primarily on defendants other than Harken, (ii) New West has provided no evidence supporting its claims in response to Harken's discovery requests and (iii) New West has not served process upon other defendants described in New West's petition as being the primary wrongdoers, Harken does not believe the claims asserted against Harken are meritorious. Therefore, in Harken management's opinion, the ultimate outcome of this litigation will not have a material adverse effect on Harken's financial condition.

        In December 2002, a new lawsuit was filed by Black Point Limited
("Black Point") in the United District Court for the Northern district of Illinois, alleging that Global Ltd., aided and abetted by officers of Harken, fraudulently induced Black Point to spend time and money locating prospective business partners for Global Ltd. in the People's Republic of China. Black Point contends that it located willing and suitable partners, only to have them unreasonably rejected by Global Ltd. Black Point seeks breach of contract damages of $1.5 million from Global Ltd., that amount being Black Point's projected success fee on an unconsummated $20 million investment by a Chinese partner. Alternatively, Black Point seeks damages of approximately $290,000 for retainer fees foregone by Black Point, plus out of pocket expenses, from Global Ltd. under theories of fraudulent inducement, quantum merit, and detrimental reliance. Black Point also seeks approximately $290,000 in damages from Harken, alleging that Harken aided and abetted Global Ltd.'s fraudulent inducement. Harken and Global Ltd. do not believe Black Point's allegations have merit since Global Ltd. fully complied with the terms of the agreement in good faith. On March 6, 2003, the Court held a hearing on a Motion to Dismiss filed by Harken and Global Ltd. At the conclusion of that hearing, the Court ruled in favor of Harken and Global Ltd. by dismissing Black Point's complaint in its entirety. It is anticipated that the Court will enter its official order dismissing Black Point's complaint during the second quarter of 2003. Although Black Point may seek reconsideration of the Court's order, or attempt to restate its claims in a new pleading, based on the outcome of the March 6, 2003 hearing and the underlying facts of this case, Harken believes that the ultimate outcome of this litigation will not have a material adverse effect on Harken's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Harken held its annual meeting of stockholders on January 29, 2003. At the meeting, Harken's stockholders voted on the following three proposals and cast their votes as follows:

Proposal 1: To approve a $10 million rights offering and the issuance of such number of shares of common stock as may be necessary to accomplish the rights offering:

           FOR           AGAINST     ABSTENTIONS     BROKER NON-VOTES

         11,518,037     1,768,667        206,757            8,405,844

Proposal 2: To approve the redemption of up to $20 million principal amount of Harken's 5% European Notes and the issuance of such number of shares of Harken's common stock as may be necessary to accomplish the redemption:

           FOR           AGAINST     ABSTENTIONS     BROKER NON-VOTES

          9,873,398     3,397,847        222,576            8,405,844

Proposal 3: To elect the following nominees as the Class C Directors of Harken to hold office in accordance with Harken's Certificate of Incorporation until the 2005 annual meeting of stockholders and until their respective successors are duly elected and qualified:

          NOMINEE         FOR         WITHHELD       BROKER NON-VOTES

Stephen C. Voss        18,667,304      3,232,001                     -

Marvin M. Chronister   20,289,865      1,609,440                     -

James H. Frizell       20,295,070      1,604,235                     -

The following directors' terms of office continued after the annual meeting:
Mikel D. Faulkner, Bruce N. Huff, Larry G. Akers, Michael M. Ameen, Jr., Dr. J. William Petty and H. A. Smith.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Since March 18, 1991, Harken common stock has been listed on the American Stock Exchange and traded under the symbol HEC. At December 31, 2002, there were approximately 2,850 holders of record of Harken common stock. See Part I, Item 1, "Cautionary Statements--If Harken does not continue to meet the listing requirements of the American Stock Exchange, its common stock could be delisted." for further discussion.

        The following table sets forth, for the periods indicated, the reported high and low closing sales prices of Harken common stock on the American Stock Exchange Composite Tape.

                                                  Prices
                                   -------------------------------------------
                                         High                       Low
                                   ----------------          -----------------
        2001 --  First Quarter                 6.97                       3.05
                 Second Quarter                3.59                       2.27
                 Third Quarter                 2.39                       1.50
                 Fourth Quarter                1.75                       0.86
        2002 --  First Quarter                 1.24                       0.86
                 Second Quarter                0.90                       0.33
                 Third Quarter                 0.52                       0.22
                 Fourth Quarter                0.30                       0.16

DIVIDENDS

        Harken has not paid any cash dividends on common stock since its organization and does not contemplate that any cash dividends will be paid on shares of common stock in the foreseeable future. Dividends may not be paid to holders of common stock prior to all dividend obligations related to Harken Series G1 Preferred Stock and Series G2 Preferred Stock being satisfied.

        During 2002, Harken's Board of Directors declared that a dividend of all accrued and unpaid dividends as of December 31, 2002 be payable to holders of Harken Series G1 Preferred Stock and Series G2 Preferred Stock, such dividend to be paid with shares of Harken common stock. As of the record date for the dividends, December 26, 2002, there were 402,688 shares of Series G1 Preferred outstanding and 93,150 shares of Series G2 Preferred Stock outstanding. In January 2003, a total of 586,755 shares of Harken common stock were paid to holders of Series G1 Preferred Stock and a total of 360,010 shares of Harken common stock were paid to holders of Series G2 Preferred Stock. For further discussion of the terms of the Harken Series G1 Preferred Stock and Series G2 Preferred Stock outstanding, see Part II, Item 8, Notes to Consolidated Financial Statements, "Note 9 - Stockholders' Equity."

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth, as of December 31, 2002, certain information related to Harken's compensation plans under which shares of its common stock are authorized for issuance:

                                                                                     Number of securities
                                                                                   remaining available for
                                                                                    future issuance under
                                                                                   equity compensation plans
                        Number of securities to be     Weighted-average exercise    (excluding securities
                        issued upon exercise of        price of outstanding         reflected in column (a))
    Plan category        outstanding options                 options
-------------------------------------------------------------------------------------------------------------
                                 (a)                             (b)                          (c)
-------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                          1,444,485         $             20.45                       408,015

See Part II, Item 8, Notes to Consolidated Financial Statements, Note 10 - Stock Option Plan for further discussion. Harken has no compensation plans under which its equity securities are authorized for issuance that have not been approved by its stockholders.

RECENT SALES OF UNREGISTERED SECURITIES

        The following is a description of the unregistered securities Harken has issued during the period covered by this Annual Report and during the subsequent period through the date of this Annual Report:

    1. On January 28, 2003, Harken issued $1,420,000 in principal amount of 7% European Notes due 2007 to certain holders of Harken's securities, who represented to Harken that they were accredited investors as defined in Rule 501 of Regulation D, in exchange for $1,420,000 principal amount of Harken's 5% European Notes. For a description of the conversion features of the 7% European Notes, see Note 8--Convertible Notes Payable to the accompanying Notes to Consolidated Financial Statements contained in
        Part II, Item 8.

    2. On February 13, 2003, Harken issued $1.6 million in principal amount of 7% European Notes due 2006 to certain holders of Harken's securities (the "Investors"), who represented to Harken that they were accredited investors as defined in Rule 501 of Regulation D, in exchange for $2 million principal amount of Harken's 5% European Notes. Harken also entered into an option agreement with the Investors, dated February 13, 2003, that provides for a call option in favor of Harken and a put option in favor of the Investors. For a description of the terms of conversion of the 7% European Notes and the call and put options, see
        Note 8--Convertible Notes Payable to the accompanying Notes to Consolidated Financial Statements contained in Part II, Item 8.

    3. On March 18, 2003, Harken issued $3,410,000 in principal amount of 7% European Notes due 2007 and a promissory note in principal amount of $1,705,000 due September 1, 2003 to an affiliate of a holder of Harken's securities, who represented to Harken that it was an accredited investor as defined in Rule 501 of Regulation D, in exchange for 17,050 shares of Series G-1 preferred stock owned and $3,410,000 in cash. For a description of the conversion features of the 7% European Notes, see Note

        8--Convertible Notes Payable to the accompanying Notes to Consolidated Financial Statements contained in Part II, Item 8.

        All of the securities issued in the transactions described above were issued without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) of such Act.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth historical financial data derived from Harken's audited Consolidated Financial Statements and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements.

                                                       1998              1999            2000             2001            2002
                                                   -------------    -------------    -------------    -------------   -------------
   OPERATING DATA:

Revenues                                           $  19,770,000    $  23,456,000    $  44,395,000    $  32,423,000   $  25,711,000
Loss before extraordinary items                    $ (55,787,000)   $ (12,295,000)   $(160,671,000)   $ (43,998,000)  $ (13,335,000)
Net loss                                           $ (55,787,000)   $ (12,845,000)   $(152,933,000)   $ (41,023,000)  $  (9,807,000)
Basic and diluted loss per common share (1):
   Loss before extraordinary items                 $       (4.42)   $       (1.44)   $       (9.55)   $       (2.61)  $       (0.80)
   Net loss                                        $       (4.42)   $       (1.48)   $       (9.09)   $       (2.45)  $       (0.64)

   BALANCE SHEET DATA:

Current assets                                     $ 144,163,000    $  32,178,000    $  29,144,000    $  14,245,000   $  11,021,000
Current liabilities                                   20,426,000       11,202,000       13,877,000       10,867,000      44,544,000
                                                  ---------------------------------------------------------------------------------
Working capital                                    $ 123,737,000    $  20,976,000    $  15,267,000    $   3,378,000   $ (33,523,000)
                                                  =================================================================================
Total assets                                       $ 320,116,000    $ 298,785,000    $ 145,347,000    $  95,806,000   $  85,580,000
Long-term obligations:
   Convertible notes payable                       $  85,000,000    $  95,869,000    $  69,940,000    $  51,388,000   $  11,106,000
   Development finance obligation                     38,552,000        1,302,000                -                -               -
   Bank credit facilities                                      -       10,500,000        9,937,000        7,937,000       3,810,000
   Investor term loan                                          -                -                -                -       5,000,000
   Other long-term obligations                                 -        5,078,000        4,917,000        9,400,000      12,677,000
                                                  ---------------------------------------------------------------------------------
     Total                                         $ 123,552,000    $ 112,749,000    $  84,794,000    $  68,725,000   $  32,593,000
                                                  =================================================================================
Stockholders' equity                               $ 176,138,000    $ 174,834,000    $  46,676,000    $  16,214,000   $   5,131,000
Series F preferred stock outstanding (3)                  15,000                -                -                -               -
Series G1 preferred stock outstanding (4)                      -                -          158,155          446,417         402,688
Series G2 preferred stock outstanding (4)                      -                -                -           95,300          93,150
Weighted average common shares outstanding (1)        13,025,273       14,413,517       16,863,610       18,063,584      21,742,163
Proved reserves at end of year (2)(5):
   Bbls of oil                                        31,522,000       29,678,000        6,794,000        7,626,000       8,779,000
   Mcf of gas                                        108,451,000       52,818,000       54,836,000       39,393,000      34,508,000
   Future net cash inflows                         $ 226,974,000    $ 451,118,000    $ 421,634,000    $ 104,166,000   $ 236,756,000
   Present value (discounted at 10% per year)      $ 144,851,000    $ 280,427,000    $ 264,697,000    $  63,297,000   $ 160,237,000

(1) Loss per share amounts and weighted average common shares outstanding calculations reflect the impact of a one-for-ten reverse stock split which was effective November 7, 2000.
(2) These estimated reserve quantities, future net revenues and present value figures are related to proved reserves located in the United States and Colombia. No consideration has been given to probable or possible reserves. Oil and gas year end prices were held constant except where future price increases were fixed and determinable under existing contracts and government regulations. Due primarily to the significant decline in Harken's estimated present value of future net cash flows as a result of low oil and gas prices during 1998, Harken recorded a non-cash valuation allowance on its domestic oil and gas properties of approximately $50.5 million during the year ended December 31, 1998. Due primarily to a significant reduction in Harken's proved undeveloped oil reserves on its Bolivar Association Contract in Colombia, Harken recorded a non-cash valuation allowance of approximately $156.4 million during the year ended December 31, 2000. Due to reduced oil and gas prices as of December 31, 2001, Harken recorded a consolidated non-cash valuation allowance of approximately $18.7 million during the year ended December 31, 2001.
(3) In April 1998, Harken issued to an investor 15,000 shares of Series F Convertible Preferred Stock (the "Series F preferred") in exchange for $15,000,000. In January 1999, Harken repurchased the Series F preferred for cash in lieu of issuing to the investor the required shares of Harken common stock pursuant to the conversion terms of the Series F preferred.
(4) See "Notes to Consolidated Financial Statements, Note 8 - Stockholders' Equity" contained in Part II, Item 8, for a discussion of Harken Series G1 and Series G2 Preferred Stock.
(5) Includes amounts associated with a 14.38% minority interest of a consolidated subsidiary.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        Harken is engaged in oil and gas exploration, development and production operations both domestically and internationally through its various subsidiaries. Harken's domestic operations currently include oil and gas exploration, development and production in the onshore and offshore Gulf Coast regions of South Texas and Louisiana, and in portions of West Texas and the Texas Panhandle region. Harken's international operations currently include Global's activities in Colombia, Panama and Peru. Although Global owns an interest in approximately 1.4 million acres in Costa Rica, Harken and Global believe that political and judicial developments have severely limited the opportunity for future oil and gas development in that country.

        Harken's domestic operating segment has experienced successful drilling activity over the past three fiscal years. However, Harken has reduced its drilling activity in order to conserve capital resources to repurchase convertible debt obligations pursuant to a capital restructuring plan, as described below under "Liquidity and Capital Resources." Harken does, however, intend to continue to pursue domestic oil and gas reserve growth through acquisitions. Harken's ability to make future acquisition transactions may be affected by many factors, including the market value of Harken common stock. See "Cautionary Statements" contained in Part I - Item 1, Business. In April 2002, Harken, through a wholly-owned subsidiary, acquired certain producing property interests (the "Republic Properties") in exchange for Harken common stock. In addition, the Purchase and Sale Agreement for the Republic Properties provides for contingent additional consideration of cash or additional shares of Harken common stock, or any combination of the two as Harken may decide, to be paid within 45 days after December 31, 2003, based on a defined calculation to measure the appreciation, if any, of the reserve value of the Republic Properties.

        Harken's Middle American operations are conducted through its ownership of Global, a public limited company registered in England and Wales under the Companies Act (1985) of the United Kingdom with its ordinary shares admitted for trading on the AIM Exchange in London. All of the Middle American operating revenues during 2002 have been generated from Global's Colombian operations and have declined from the comparable period last year due to lower commodity prices and lower production volumes.

        As a part of Harken's business strategy, Harken has taken steps to reduce personnel, reduce salaries, increase efficiencies in its production operations, and reduce its debt obligations. Additionally, Global has substantially reduced operating expenses and capital expenditures in the Middle American segment during 2002. The effect of these efforts have been partially mitigated by increased legal and professional costs associated with Harken's capital restructuring plan.

CRITICAL ACCOUNTING POLICIES

        Full cost accounting method -- Harken accounts for the costs incurred in the acquisition, exploration, development and production of oil and gas reserves using the full cost accounting method. Under full cost accounting rules, the net capitalized costs of evaluated oil and gas properties shall not exceed an amount (the "cost ceiling") equal to the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, including the use of oil and gas prices as of the end of each quarter. Harken reflected a full cost valuation allowance totaling $18.7 million as of December

31, 2001, based on NYMEX prices of $19.84/barrel and $2.57/mmbtu. As of December 31, 2002, Global reflected a non-cash full-cost valuation allowances totaling approximately $521,000 for unevaluated costs incurred for specific areas which Global no longer intends to pursue under its Technical Evaluation Agreements in Peru and Panama. Global has no proved reserves in Peru and Panama. For a complete discussion of Harken's proved oil and gas reserves, see Note 15 - Oil and Gas Disclosures in the Notes to Consolidated Financial Statements contained in Part II, Item 8.

        Given the volatility of oil and gas prices, it is reasonably possible that the estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline in the future, even if only for a short period of time, it is possible that impairments of oil and gas properties could occur. In addition, it is reasonably possible that additional impairments could occur if costs are incurred in excess of any increases in the cost ceiling, revisions to proved oil and gas reserves occur or if properties are sold for proceeds less than the discounted present value of the related proved oil and gas reserves.

        Colombia operations -- During the year ended December 31, 2002, approximately 30% of Harken's consolidated revenues were generated from Global's sales to Ecopetrol, the state-owned Colombian oil company. The country of Colombia is currently experiencing heightened security issues which could affect Global's Colombian operations as well as the strength and operations of Ecopetrol. If Ecopetrol experiences significant adverse conditions in its operations, it may not be able to meet its ongoing financial obligations to Global for delivered production or be able to purchase future production under the terms of existing contract provisions. Global's Colombian operations could also be directly affected by guerilla activity or other instances or threats of violence, preventing or interrupting Global from producing, transporting or delivering future production volumes. Any such adverse developments in Global's Colombian operations could result in, among other things, additional full cost valuation allowances and impairments related to Global's assets.

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

        Classification of long term debt - On December 6, 2002, certain of Harken's domestic subsidiaries (the "Borrowers") and Harken, entered into a new three-year credit facility with Guaranty Bank FSB ("Guaranty") which is secured by substantially all of Harken's domestic oil and gas properties and a guarantee from Harken. The Guaranty credit facility replaced the credit facility with Bank One, N.A. previously held by Harken and certain of its domestic subsidiaries. Harken's bank credit facility with Guaranty requires the Borrowers to maintain certain financial covenant ratios and requirements, as calculated on a quarterly basis. Harken and the Borrowers were in compliance with these financial covenant ratios and requirements as of December 31, 2002. If the Borrowers are not in compliance with the bank financial covenant ratios or requirements in the future and are unable to obtain a waiver or amendment to the facility requirements, the credit facility would be in default and callable by Guaranty. In addition, due to cross-default provisions in Harken's 5% Senior Convertible Notes due 2003 (the "5% European Notes"), 7% Senior Convertible Notes (the "7% European Notes") and the 5% Convertible Notes Due 2003 (the "Benz Convertible Notes"), substantially all of Harken's debt obligations would become due in full if any debt is in default. The classification of Harken's long-term debt obligations at December 31, 2002 reflects Harken's expectations that future operating results will result in the Borrowers being in compliance with the bank financial covenant ratios and requirements in future quarters. However, expectations of future operating results and continued compliance with financial covenants cannot be assured and the actions of Harken's lenders are not controllable by Harken. If Harken's projections of future operating results are not achieved and Harken's debt is placed in default, Harken would experience a material adverse impact on its financial position and results of operations. See Part I, Item 1, "Cautionary Statements - Harken may require future waivers and amendments to its bank credit facility covenant requirements," for further discussion.

                              RESULTS OF OPERATIONS

        The following table presents certain data for Harken's continuing operations for the years ended December 31, 2000, 2001 and 2002. A discussion follows of certain significant factors that have affected Harken's operating results during such periods. This discussion should be read in conjunction with Harken's Consolidated Financial Statements and related footnotes contained in
Part II, Item 8.

OPERATING REVENUES                                                    Year Ended December 31,
                                                    ----------------------------------------------------------
      North American Exploration and Production
       Operations                                          2000                 2001                 2002
                                                    -----------------     ---------------     ----------------
           Gas sales revenues                       $      16,178,000     $    16,643,000     $     10,753,000
             Gas volumes in Mcf                             4,012,000           3,844,000            3,225,000
             Gas price per Mcf                      $            4.03     $          4.33     $           3.33
           Oil sales revenues                       $      15,422,000     $     6,708,000     $      6,617,000
             Oil volumes in barrels                           529,000             273,000              267,000
             Oil price per barrel                   $           29.15     $         24.57     $          24.78
           Gas plant revenues                       $         928,000     $             -     $              -

      Middle American Exploration and Production
       Operations/(1)/
           Oil sales revenues                       $      10,649,000     $     8,291,000     $      7,619,000
             Oil volumes in barrels                           460,000             500,000              465,000
             Oil price per barrel                   $           23.15     $         16.58     $          16.38

OTHER REVENUES
           Interest Income                          $       1,188,000     $       673,000     $        113,000
           Other Income                             $          30,000     $       108,000     $        609,000
Extraordinary item gains, net                       $       7,738,000     $     2,975,000     $      3,528,000

        /(1)/ All of the Middle American operating revenues during 2002 have been generated from Global's Colombian operations.

For the year ended December 31, 2002 compared with the prior year

NORTH AMERICAN OPERATIONS

        Domestic gross oil and gas revenues during 2002 relate to the operations in the onshore and offshore areas of the Texas and Louisiana Gulf Coast and the Western and Panhandle regions of Texas. Beginning April 2002, Harken's domestic operations include the Republic Properties, which were acquired on April 4, 2002 and consist of interests in 16 producing oil and gas wells in nine fields plus interests in additional prospect acreage located in southern Louisiana and the Texas Gulf Coast region. During 2001, certain wholly-owned subsidiaries of Harken sold certain interests in oil and gas producing properties located in Texas, Arkansas, Louisiana and New Mexico for approximately $13.4 million in cash. During the first six months of 2002, another wholly-owned subsidiary of Harken sold interests in oil and gas producing properties located in Texas for approximately $2.5 million in cash. During the third quarter of 2002, a wholly-owned subsidiary of Harken sold oil and gas mineral interests for approximately $75,000 in cash.

        Domestic gas revenues decreased 35% to $10,753,000 during 2002 compared to $16,643,000 for the prior year due primarily to the decrease in average gas prices received during the current year, as Harken received an overall average price of $3.33 per Mcf of gas during 2002 compared to $4.33 per Mcf received during 2001. In addition, gas revenues also declined as a result of reduced production volumes during 2002, which was partially attributed to sales of domestic producing properties during 2001 and 2002. The decline in these gas revenues was partially offset by approximately $433,000 of gas revenues attributable to the Republic Properties acquired in April 2002.

        Domestic oil revenues decreased 1% to $6,617,000 during 2002 from $6,708,000 during 2001. Oil prices averaged $24.78 per barrel during 2002 compared to $24.57 per barrel during the prior year. Despite the sales of producing properties discussed above, Harken's domestic oil production volumes remained flat during 2002 compared to the prior year period, as Harken's Gulf Coast oil production was reduced by temporary operational curtailments during the first quarter of 2001 at Harken's Main Pass area, offshore Louisiana.

        Domestic oil and gas operating expenses decreased 21% to $7,292,000 during 2002 compared to $9,266,000 during the prior year primarily due to the above-mentioned sales of properties. Oil and gas operating expenses increased, however, as a percentage of related oil and gas revenues due primarily to the decrease in gas prices during 2002 compared to the prior year. Oil and gas operating expenses decreased per unit of production primarily as a result of increased operating efficiencies at Harken's Main Pass field.

        Harken's oil and gas production volumes could continue to decrease if Harken sells additional producing properties without replacing these production volumes. During the first quarter of 2003, Harken's oil and gas revenues have been strengthened by commodity prices, which have averaged higher than those received during 2002. Harken's oil and gas revenues are highly dependent upon product prices, which Harken is unable to predict.

MIDDLE AMERICAN OPERATIONS

        Middle American gross revenues during 2002 relate to Global's oil operations in Colombia. During 2001 and 2002, Global's Colombian operating revenues consisted primarily of production from its Bolivar and Alcaravan Association Contract areas. Global's Colombian oil revenues decreased 8% to $7,619,000 during 2002 from $8,291,000 during 2001, due to reduced oil prices and volumes. Oil prices averaged $16.38 per barrel during 2002 compared to $16.58 per barrel during 2001. Global's oil volumes declined in 2002 as compared to the prior year due to normal production decline of wells.

        During the first quarter of 2001, sales of production from Global's Estero #1 well on the Alcaravan Contract area were limited to approximately 1,000 gross barrels of oil per day due to pipeline constraints and pumping capacity. During the second quarter of 2001, Global took steps to alleviate such limitations. As a result of these steps, though Global's Palo Blanco production levels are currently less than transport capacity, Global is now allowed to transport up to an aggregate of 3,000 gross barrels of oil per day from the Estero #1, Estero #2 and the Canacabare #1 wells. Any production from the Cajaro #1 well that is in process of being drilled would also be transported through Global's existing Palo Blanco pipeline facilities, subject to this 3,000 gross barrel limitation. Estero #2 was completed during the first quarter of 2001 and partially mitigated the production declines related to Global's Bolivar Contract area production, as Bolivar Contract production was temporarily shut-in during the first quarter of 2002, pending completed workover procedures.

        Middle American operating expenses have decreased 31% to $2,039,000 for 2002 from $2,938,000 during 2001, primarily as a result of Global's efforts to reduce field contract labor and equipment rentals. Certain pipeline tariff reimbursements also reduced operating expenses related to Global's producing fields in Colombia.

        During the first quarter of 2003, Global's oil revenues have been strengthened by increased crude oil prices, which have averaged higher than those received during 2002. Global's oil revenues are dependent on product prices, which Global is unable to predict.

INTEREST AND OTHER INCOME

        Interest and other income decreased 8% during 2002 from the prior year. Interest income decreased primarily to Harken's usage of cash during 2001 for capital expenditures, which decreased Harken's interest-bearing cash balances. Harken generated approximately $673,000 of interest income during 2001 compared to approximately $113,000 of interest income during 2002. Offsetting this decrease was an increase in other income to $609,000 for 2002 from $108,000 during 2001 due primarily to the recognition during the third quarter of 2002 of a refund of Colombian pipeline tariffs charged to Global in prior years.

OTHER COSTS AND EXPENSES

         General and administrative expenses decreased 5% during 2002 compared to 2001, due primarily to the personnel and salary reductions in 2002. Harken reduced the number of its employees by 35% in 2002. The decrease in general and administrative expenses was partially mitigated by increased legal and professional costs in 2002 associated with Harken's capital restructuring plan, as well as the reimbursement in 2001 of approximately $740,000 of litigation expenses pursuant to Harken's insurance coverage related to certain litigation.

        Depreciation and amortization expense decreased 25% during 2002 compared to the prior year period primarily due to decreased production volumes during the period as a result of Harken's sales of certain domestic producing properties. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

        During the fourth quarter of 2002, Harken recorded non-cash full-cost valuation allowances totaling $521,000 related to Global's Peru and Panama unevaluated property costs incurred for specific areas which Global no longer intends to pursue under its Technical Evaluation Agreements in Peru and Panama. Global has no proved reserves associated with the Peru or Panama Technical Evaluation Agreements.

        During the fourth quarter of 2002, Global reflected an impairment of approximately $400,000 on certain Colombia oilfield equipment consisting of casing and tubing inventory. Based on the current low industry demand for such equipment in light of heightened Colombia security concerns, the carrying value of such inventory was in excess of estimated future cash flows from the sale or use of such equipment.

        Interest and other expense increased 23% during 2002 from the prior year. The increase is partially due to the expensing of approximately $382,000 related to the non-refundable portion of the September 2002 standby commitment fee shares issued to Lyford in connection with the rights offering. The increase is also attributed, in part, to a charge of $295,000 related to Colombian war taxes recorded during the third quarter of 2002 by Global. Finally, interest and other expense increased compared to the prior year because during the fourth quarter of 2002, Harken expensed an unrealized holding loss of $499,000 on its investment in shares of NOIT since Harken believes the decline in market value of those shares is not temporary. See Notes to Consolidated Financial Statements, Note 3 - Investments contained in Part II, Item 8, for a discussion of this investment.

        Harken also recorded a $1.2 million expense during the second quarter of 2002 relating to the settlement of certain liabilities and contingencies resolved during the second quarter of 2002. As discussed further in the Notes to the Consolidated Financial Statements, Note 16--Commitments and Contingencies, Harken accrued and charged to expense approximately $2.2 million related to its mediation agreement signed on August 1, 2002 to resolve the Petrochemical litigation. Such amount was partially offset by approximately $1 million related to other accrued liabilities that were settled during the second quarter of 2002 for amounts less than the amounts previously accrued.

EXTRAORDINARY ITEMS

        During 2001 and 2002, Harken repurchased or exchanged certain of its 5% European Notes for cash and/or other securities of Harken. During 2002, Harken recorded an extraordinary item gain of $890,000 relating to the acquisition or exchange of $7,880,000 principal amount of 5% European Notes. Also, in August 2002, Harken repurchased $4,071,000 principal amount of Benz Convertible Notes for $1,231,000 in cash and recorded an extraordinary item gain of approximately $2.8 million related to that transaction. An extraordinary item gain of $2,975,000 was recorded for 2001 related to Harken's acquisitions of $18,830,000 principal amount of 5% European Notes.

NET LOSS

        Harken reported a net loss for the year ended December 31, 2002 of approximately $9.8 million compared to a net loss of approximately $41.0 million for the prior year. The decline in the amount of Harken's reported net loss in 2002 is due primarily to full cost valuation allowances and provision for asset impairments taken in 2001. Harken reflected a full cost valuation allowance and asset impairments totaling $18.7 million and $14.1 million, respectively, during 2001, compared to full cost valuation allowances and asset impairments totaling approximately $521,000 and $400,000, respectively, in 2002. Included in asset impairments during 2001 were impairments of approximately $8.8 million related to Global's investment in the Costa Rica project.

For the year ended December 31, 2001 compared with the prior year

NORTH AMERICAN OPERATIONS

        Domestic gross oil and gas revenues during 2001 relate primarily to Harken's continuing operations in the onshore and offshore areas of the Texas and Louisiana Gulf Coast and the Western and Panhandle regions of Texas.

        Domestic gas revenues increased 3% to $16.6 million during 2001 from $16.2 million for the prior year due primarily to the increase in average gas prices received during the current year, as Harken received an overall average price of $4.33 per Mcf of gas during 2001 compared to $4.03 per Mcf received during 2000. Gas prices were particularly strong during the first half of 2001, but weakened during the fourth quarter of 2001. Gas production volumes during 2001 decreased slightly compared to the prior year, despite Harken's sales of certain producing properties, due primarily to new production from Harken's drilling activity during 2001, particularly from the Old Ocean field in the Texas Gulf Coast region and the Lake Raccourci and Lapeyrouse fields in southern Louisiana.

        Domestic oil revenues decreased 57% to $6.7 million during 2001 from $15.4 million during 2000 primarily due to the December 2000 sale of Harken Southwest Corporation, which owned and operated Harken's Four Corners area production and due to the second quarter 2001 sale of Harken's New Mexico operations. In addition, Harken's Gulf Coast oil production was reduced by temporary operational curtailments during the first quarter of 2001 at Harken's Main Pass area, offshore Louisiana. Overall, domestic oil production volumes decreased 48% during 2001 compared to the prior year.

        Gas plant revenues during 2000 were derived through Harken Southwest Corporation, which was sold in December 2000.

        Domestic oil and gas operating expenses consist of lease operating expenses and production and reserve based taxes. Domestic oil and gas operating expenses decreased 23% to $9.3 million during 2001 from $12.1 million during the prior year primarily due to the above mentioned sales of producing properties. Oil and gas operating expenses decreased slightly per unit of production due to the replacement of sold producing fields with completed gas production.

MIDDLE AMERICAN OPERATIONS

        Harken's Middle American operations are conducted through Global. Global's Colombian oil revenues decreased 22% from $10.6 million during 2000 to $8.3 million during 2001 due to a decrease in the average price received per barrel, which decreased from $23.15 during 2000 to $16.58 during 2001. During 2000 and 2001, Global's Colombian production operations related primarily to Global's Bolivar and Alcaravan Association Contract areas.

        During 2000 and the first quarter of 2001, sales of production from Global's Estero #1 well on the Alcaravan Contract area were limited to approximately 1,000 gross barrels of oil per day due to pipeline constraints and pumping capacity. During the second quarter of 2001, Global took steps to resolve such limitations and is allowed to transport up to approximately 3,000 gross barrels of oil per day from both Estero #1 and Estero #2 wells. Estero #2 was completed during the first quarter of 2001, and produced throughout the remainder of 2001, mitigating production declines related primarily to Global's Bolivar Contract area production.

        Middle American operating expenses increased 26% to $2.9 million for 2001 from $2.3 million during 2000, primarily due to increases in transportation and security costs. During the third quarter of 2001, Global took steps to reduce operating expenses related to its producing fields in Colombia, which resulted in operating expense reductions beginning in the fourth quarter of 2001.

INTEREST AND OTHER INCOME

        Interest and other income decreased 12% during 2001 from the prior year due to Harken's usage of cash for capital expenditures during 2000 and 2001, as well as lower yield rates on invested funds. Harken generated approximately $1.2 million of interest income during 2000, compared to approximately $673,000 of interest income during 2001.

OTHER COSTS AND EXPENSES

        General and administrative expenses decreased 18% during 2001 from 2000 primarily due to personnel reductions and efforts to improve administrative efficiency. Harken reduced the number of its employees by 34% during 2001.

        Depreciation and amortization expense increased during 2001 from the prior year primarily due to downward revisions during 2000 in Colombia proved reserves. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

        During the fourth quarter of 2001, due to reduced oil and gas prices at December 31, 2001, Harken recorded non-cash valuation allowances of approximately $14.4 million related to its domestic oil and gas properties and $4.3 million related to its Colombian oil properties. The valuation was based on the present value, discounted at ten percent, of Harken proved oil and gas reserves based on year end prices.

        In January 2002, the Costa Rica Constitutional Court rendered a published opinion in a suit that had been filed against another oil and gas operator and MINAE by certain environmental groups. In its opinion, in this case, the Constitutional Court of Costa Rica found, among other issues, that SETENA did not have the current authority to grant environmental permits. In addition, proposed legislation pending in the Costa Rica legislature seeks to abolish the Costa Rica government's rights to grant hydrocarbon exploration contracts. In March 2002, the Costa Rica environmental agency SETENA denied its approval of the requested environmental permit related to Global's Costa Rica Contract. HCRH filed an appeal related to this ruling by SETENA. Due to the Costa Rica Constitutional Court decision discussed above, even though it did not directly involve HCRH or the Moin #2 well, as well as the pending legislation described above, Harken and Global believe that HCRH's appeal to SETENA for reconsideration of its denial of the requested permit, or any similar recourse, will be unsuccessful. Further, political developments in Costa Rica, in the opinion of Harken and Global, severely limit the opportunity for future oil and gas exploration in Costa Rica. These significant adverse developments resulted in Global fully impairing its approximately $8.8 million investment in the Costa Rica project in the Consolidated Balance Sheet as of December 31, 2001.

        During the fourth quarter of 2001, Global also reflected an impairment of approximately $3.2 million related to certain transportation facility costs related to Global's Bolivar Contract area in Colombia, as the carrying value of such facilities was in excess of estimates of future cash flows. Such estimated future cash flows were based on current production levels, future production expectations based on December 31, 2001 reserve estimates, projected locations of future wells to be drilled and the lack of a ready market to purchase such facilities. Global continues to utilize transportation facilities related to its Alcaravan Contract area. Global also reflected an impairment of approximately $1.6 million related to certain deferred transaction costs incurred, primarily for certain merger transaction efforts which were a part of the restructuring of Global's international assets. Such merger transaction efforts were terminated during the fourth quarter of 2001 and the corresponding transaction costs were charged to earnings. In addition, Global reflected an impairment of $620,000 on certain Colombia oilfield equipment, as based on the current low industry demand for such equipment in light of heightened Colombia security concerns, the carrying value of such inventory was in excess of estimated future cash flows from sale or use of such equipment.

        Interest and other expense decreased during 2001 from the prior year primarily due to the repurchase and exchange of certain 5% European Notes during 2000 and 2001. Such decrease in net interest expense was despite the decrease in the amounts of interest capitalized to Global's Colombian unevaluated property costs. In addition, during the first quarter of 2001, Harken expensed the remaining unamortized issuance costs related to the International Finance Corporation project loan finance facility, which was terminated in May 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

        Harken's negative working capital at December 31, 2002 was approximately $33.5 million, compared to positive working capital of approximately $3.4 million at December 31, 2001. Working capital is the difference between current assets and current liabilities. Harken's working capital was negative at December 31, 2002 primarily because of the classification as current liabilities as of December 31, 2002 of a total principal amount of approximately $34.7 million of the 5% European Notes and Benz Convertible Notes (collectively, the "5% Notes"). As of December 31, 2002, $29 million principal amount of Harken's outstanding 5% European Notes that are due in May 2003 and approximately $5.7 million principal amount of the Benz Convertible Notes due in November 2003 were classified as current liabilities. These obligations were long-term liabilities and did not reduce working capital at December 31, 2001. Approximately $2,176,000 of Guaranty credit facility has also been reflected as a current liability at December 31, 2002 due to the monthly borrowing base reductions of $200,000 which began January 1, 2003 and the current outstanding letters of credit which have reduced the available borrowing base. As of March 27, 2003, the remaining principal balance of the 5% European Notes and the Benz Convertible Notes was approximately $14.1 million and $5.7 million, respectively.

        Harken's operations used approximately $2.1 million of cash flow during 2002, primarily due to the timing of certain working capital payments and collections during the period. Harken's cash resources at December 31, 2002 totaled approximately $6.4 million. Global anticipates international capital expenditures will total approximately $8.0 million during 2003. Harken also anticipates domestic capital expenditures will total approximately $4.0 million during 2003. A majority of Harken's planned domestic and Global's planned international capital expenditures are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Harken losing certain prospect acreage or reducing its interest in future development projects.

        During the twelve months ended December 31, 2002, approximately $1.4 million of net cash used in Harken's operations was funded from existing cash resources, sales of producing properties and the issuance of convertible notes and term loans. Net cash from financing activities during this period totaled approximately $1.4 million and consisted of $2.3 million raised through the issuance of Harken's 7% European Notes (which are described below and in Note 8--Convertible Notes Payable to the accompanying Notes to Consolidated Financial Statements contained in Part II, Item 8), $915,000 in net cash proceeds from the issuance of Global's common stock, and approximately $4.9 million raised through the issuance of a 10% Term Loan (which is described in Note 7--Investor Term Loan in the accompanying Notes to Consolidated Financial Statements contained in
Part II, Item 8), offset by approximately $6.4 million in repayment of long-term debt. Net cash used in investing activities during 2002 totaled approximately $2.1 million and was primarily comprised of approximately $2.8 million received upon the sale of producing domestic oil and gas properties and certain Colombian oil field tanks, offset by approximately $4.9 million in capital expenditures.

CONVERTIBLE NOTE COMMITMENTS IN 2003 AND CAPITAL RESTRUCTURING

        5% European Notes -- On May 26, 1998, Harken issued to qualified purchasers a total of $85 million of its 5% European Notes, which mature on May 26, 2003. Since issuance and as of March 27, 2003, Harken has repurchased or exchanged an aggregate of approximately $70.9 million principal amount of the 5% European Notes, of which approximately $26.9 million in principal amount of the 5% European Notes was repurchased in 2002 and 2003 for cash and/or in exchange for 7% European Notes. As of March 27, 2003, the remaining principal balance of 5% European Notes was approximately $14.1 million. Interest incurred on the 5% European Notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are redeemed, converted or purchased by Harken prior to their maturity.

        The 5% European Notes may be redeemed for cash, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002, Harken may redeem up to 50% of the 5% European Notes then outstanding in exchange for shares of Harken common stock. At maturity on May 26, 2003, Harken may similarly redeem all remaining outstanding 5% European Notes for shares of Harken common stock. If Harken elects to redeem the 5% European Notes for shares of its common stock, each note will be redeemed for a number of shares of Harken common stock equal to 115% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest thereon to the date of redemption, divided by the average market price of the stock over the 30 calendar days immediately preceding the date of the notice of redemption (the "Redemption Price"). Such Redemption Price is calculated at the time Harken issues its notice of redemption, which is to be given no less than 30 days, and no more than 60 days, prior to the date of redemption.

        Benz Convertible Notes -- On December 30, 1999, Harken issued $12,000,000 principal amount of its Benz Convertible Notes in exchange for certain prospects acquired from Benz Energy, Incorporated ("Benz"). The Benz Convertible Notes originally were to mature on May 26, 2003. In March 2000, the maturity date of certain of the Benz Convertible Notes was extended to November 26, 2003. Since issuance and as of March 27, 2003, Harken has repurchased or redeemed an aggregate of approximately $6.3 million principal amount of the Benz Convertible Notes for cash and/or Harken common stock, of which approximately $5.2 million was repurchased in 2002. As of March 27, 2003, the outstanding principal balance of Benz Convertible Notes was approximately $5.7 million and has a maturity date of November 26, 2003.

        The Benz Convertible Notes bear interest at 5% per annum, payable semi-annually in May and November of each year until maturity or until the Benz Convertible Notes are redeemed, converted or repurchased by Harken prior to their maturity. Beginning November 26, 2002, Harken may redeem up to 50% of the Benz Convertible Notes then outstanding in exchange for shares of Harken common stock. At maturity on November 26, 2003, Harken may similarly redeem all remaining outstanding Benz Convertible Notes for shares of Harken common stock. If Harken elects to redeem the Benz Convertible Notes for shares of its common stock, each note will be redeemed for a number of shares of Harken common stock equal to 115% of the principal amount of the note to be redeemed, plus accrued and unpaid interest thereon to the date of redemption, divided by the average market price of the stock over the 30 calendar days immediately preceding the date of the notice of redemption.

        Waverley Note -- On March 18, 2003, Harken issued to Waverley Investments Limited ("Waverley") a promissory note in the principal amount of $1,705,000 (the "Waverley Note"), which matures on September 1, 2003. The Waverley Note will only bear interest during the period of any default. The Waverley Note may be redeemed for cash at Harken's option, at par, in whole or in part, upon not less than 30 days notice to the holders. The Waverley Note may be redeemed for shares on September 1, 2003. If Harken elects to redeem the Waverley Note for shares of its common stock, the note will be redeemed for a number of shares of Harken common stock equal to 100% of the principal amount of the note to be redeemed, plus default interest, if any, divided by the average market price of the common stock over all stock exchange business days during August

2003.

        Capital Restructuring - In 2003, Harken's most significant capital commitment is satisfying its remaining obligations under the 5% European Notes, the Waverley Note and the Benz Convertible Notes, which mature in May 2003, September 2003 and November 2003, respectively. Harken's management has been actively working to repurchase and/or restructure the indebtedness represented by the 5% Notes in advance of their scheduled maturity dates in 2003. Since issuance and as of March 27, 2003, Harken has repurchased, restructured or redeemed an aggregate of approximately $70.9 million and $6.3 million principal of the 5% European Notes and the Benz Convertible Notes, respectively.

        Currently, Harken does not have sufficient funds to pay the 5% Notes and the Waverley Notes in cash upon maturity, or to otherwise redeem or repurchase the 5% Notes and the Waverley Notes. Harken's management plans to continue to actively pursue negotiated transactions to repurchase and restructure the 5% Notes. These efforts are expected to primarily include exchanging the 5% Notes for debt or equity securities (such as the 7% European Notes) and raising funds through the issuance of debt or equity securities. Additionally, Harken intends to repay the Waverley Note in cash prior to or upon maturity of the Waverley Note. It is unlikely, however, that the entire principal balance of the 5% Notes will be restructured or repurchased for cash and/or other securities or property prior to maturity. Consequently, Harken presently intends to satisfy its remaining obligations under the 5% Notes by redeeming them in exchange for Harken common stock. To the extent the Waverley Note remains outstanding at maturity Harken similarly plans to redeem it for Harken common stock. Although there can be no assurances, Harken believes that it will repurchase and restructure a sufficient amount of the 5% European Notes to enable Harken to redeem the remaining principal balance of the 5% European Notes upon maturity for Harken common stock without requiring stockholder approval of additional authorized shares. However, depending on Harken's success in repurchasing or restructuring the 5% European Notes and the price of its common stock, Harken may not have a sufficient number of authorized but unissued shares of Harken common stock to redeem the remaining 5% Notes for common stock. Harken has, therefore, included a proposal to increase its authorized common stock in the preliminary proxy statement for its annual stockholders meeting scheduled to be held on or about May 16, 2003. Harken plans to propose an increase in the number of authorized shares sufficient to redeem the 5% European Notes. Additionally, Harken plans to include in this increase a number of authorized shares that based on the current market price of Harken common stock, at a minimum, should be sufficient to redeem the Benz Convertible Notes. Lyford, who controls 62% of Harken's common stock, has indicated to Harken that it will vote all of its shares of common stock in favor of approval of the proposal to increase the authorized shares of common stock. While there can be no assurances, Harken believes that it will be able to hold the stockholders meeting before May 26, 2003, the maturity date of the 5% European Notes. At the present market price of Harken common stock, Harken believes that this increase in the authorized shares should provide a sufficient number of shares to allow Harken to also redeem the Waverley Note for common stock. However, if the market price of Harken common stock declines significantly, then depending on the amount of the Benz Convertible Notes and the Waverley Note outstanding, Harken may be required to seek stockholder approval of an additional increase in authorized shares before Harken could redeem the remaining Benz Convertible Notes and the Waverley Note.

        See "Adequacy of Capital Sources" below for further discussion concerning Harken's efforts to satisfy the 5% Notes and the Waverley Note prior to their respective maturity dates.

OTHER CAPITAL COMMITMENTS

        North American Commitments -- As a result of Harken's ongoing capital restructuring discussed above, Harken's domestic operating strategy now includes efforts to increase its oil and gas reserves in North America through acquisitions and development, with a decreased emphasis on exploration drilling activities. Accordingly, Harken's North American capital expenditure plans have been reduced compared to historical levels. Harken anticipates North American capital expenditures will total approximately $4.0 million during 2003. However, Harken's planned North American capital expenditures for 2003 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Harken losing certain prospect acreage or reducing its interest in future development projects.

        Middle American Commitments -- Global anticipates international capital expenditures will total approximately $8.0 million during 2003. Approximately $3.0 million of these capital expenditures result from commitments under the terms of certain of the Association Contracts entered into between Global's subsidiary Harken de Colombia, Ltd. and Ecopetrol, as well as scheduled capital expenditure commitments related to its TEA Agreements in Peru and Panama. These contracts require Global to perform certain activities in Colombia in accordance with a prescribed timetable. Failure by Global to perform these activities as required could result in Global losing its rights under the particular contract, which could have a material adverse effect on Harken's business. As of March 27, 2003, Global was in compliance with the requirements of each of the Association Contracts and TEA Agreements. In light of the political and judicial developments in Costa Rica discussed above, Global is projecting no capital expenditure plans during 2003 with regard to the Costa Rica Contract. Global's planned international capital expenditures for 2003 also include approximately $5.0 million of discretionary expenditures. These discretionary expenditures will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Global losing certain prospect acreage or reducing its interest in future development projects.

        7% European Notes -- As of March 27, 2003, Harken has issued a total of approximately $17.9 million in principal of its 7% European Notes, of which approximately $1.6 million mature on June 30, 2006 and approximately $16.3 mature on March 31, 2007. Harken issued the 7% European Notes in the following transactions:

        . On June 18, 2002, Harken issued to certain holders of Harken's securities $2,025,000 principal amount of its 7% European Notes due 2007 in exchange for approximately $1,025,000 in cash and 10,000 shares of Harken's Series G1 preferred stock owned by such holders.

        . On June 19, 2002, Harken issued to certain holders of Harken's securities an additional $2,025,000 principal amount of the 7% European Notes due 2007 in exchange for approximately $1,725,000 in cash and 3,000 shares of Harken's Series G1 preferred stock owned by such holders.

        . During 2002, Harken issued an aggregate of $7,432,000 principal amount of the 7% European Notes due 2007 in connection with the exchange transactions involving certain of the 5% European Notes described above.

        . On January 28, 2003, Harken issued a total of $1,420,000 principal amount of 7% European Notes due 2007 in exchange for $1,420,000 principal amount of 5% European Notes.

        . On February 13, 2003, Harken issued $1,600,000 in principal amount of 7% European Notes due 2006 to certain investors in exchange for $2,000,000 in principal amount of the 5% European Notes.

        . On March 18, 2003, Harken issued $3,410,000 in principal amount of the 7% European Notes due 2007 and the Waverley Note to Waverley in exchange for 17,050 shares of Harken's Series G-1 convertible preferred stock owned by an affiliate of Waverley, and $3,410,000 in cash.

        The 7% European Notes due 2007 mature on March 31, 2007 and rank equal to the 5% European Notes. Interest incurred on the 7% European Notes due 2007 is payable semi-annually in March and September of each year to maturity or until these 7% European Notes are redeemed, converted or purchased by Harken prior to their maturity. Upon the registration of the underlying Harken common stock issuable upon conversion, the 7% European Notes due 2007 are convertible into shares of Harken common stock at an initial conversion price of $0.50 per share, subject to adjustment in certain circumstances (the "2007 7% European Note Conversion Price"). Following the February 2003 announcement of the terms of the rights offering, the 2007 7% European Note Conversion Price was adjusted to $0.36 per share, effective January 31, 2003, for all 7% European Notes due 2007 outstanding on that date. The 7% European Notes due 2007 are also convertible by Harken into shares of Harken common stock if, for any period of 30 consecutive days commencing upon registration of the underlying conversion shares, the average of the closing prices of Harken common stock for each trading day during such 30-day period shall have equaled or exceeded 125% of the 2007 7% European Note Conversion Price (or $0.45 per share of Harken common stock effective January 31, 2003).

        The 7% European Notes due 2007 may be redeemed at Harken's option, at any time and from time to time, in whole or in part, for cash equal to the outstanding principal and accrued interest to the date of redemption, upon not less than 30 days notice to the noteholders. In addition, beginning March 31, 2006, Harken may redeem up to 50% of the then outstanding 7% European Notes due 2007 for shares of Harken common stock, and at maturity, on March 31, 2007, Harken may similarly redeem all remaining outstanding 7% European Notes due 2007 for shares of Harken common stock, in each case upon not less than 30 days notice to the noteholders. If Harken elects to redeem the 7% European Notes due 2007 for shares of its common stock, each note will be redeemed for a number of shares of Harken common stock equal to 110% of the principal value of the notes to be redeemed, plus accrued and unpaid interest thereon to the date of redemption, divided by the average market price of the stock over the 120 business days immediately preceding the date of the notice of redemption.

        The 7% European Notes due 2006 mature on June 30, 2006 and also rank equal to the 5% European Notes. Interest incurred on the 7% European Notes due 2006 is payable semi-annually in June and December of each year to maturity or until the 7% European Notes due 2006 are redeemed, converted or purchased by Harken prior to their maturity. Upon the registration of the underlying Harken common stock issuable upon conversion, the 7% European Notes are convertible into shares of Harken common stock at an initial conversion price of $0.40 per share, subject to adjustment in certain circumstances. The initial conversion price will be reset on February 2, 2004 to equal 115% of the average market price of Harken common stock for the 20 business days immediately preceding such date. The 7% European Notes due 2006 may be redeemed at Harken's option, at any time and from time to time, in whole or in part, for cash equal to the outstanding principal and accrued interest to the date of redemption, upon not less than 30 days notice to the noteholders.

        Guaranty Bank Facility -- On December 6, 2002, certain of Harken's domestic subsidiaries (the "Borrowers") and Harken entered into a three-year loan facility with Guaranty Bank FSB ("Guaranty"), which is secured by substantially all of Harken's domestic oil and gas properties and a guarantee from Harken. In connection with entering into the Guaranty credit facility, the credit facility with Bank One, N.A. was terminated. The initial proceeds advanced under the Guaranty credit facility were used to repay in full the outstanding principal and interest owed under the credit facility with Bank One, N.A. previously held by Harken and certain of its domestic subsidiaries. The Guaranty facility provides borrowings limited by a borrowing base (as defined by the Guaranty facility) which was $7,100,000 as of December 31, 2002. Such borrowing base, which is net of outstanding letters of credit totaling $1,090,000, is re-determined by Guaranty on May 1 and November 1 of each year in accordance with the facility agreement. If, based on any redetermination, the borrowing base is reduced by Guaranty, then the Borrowers would be required to repay the amount by which the outstanding balance of the facility exceeds the borrowing base or provide additional collateral satisfactory to Guaranty within 30 days following notice by Guaranty of such determination. The borrowing base is being reduced by $200,000 per month and will be redetermined by Guaranty on May 1, 2003, in accordance with the facility agreement. Due to these scheduled borrowing base reductions and the current outstanding letters of credit, Harken has reflected approximately $2,176,000 of the facility amount as a current liability at December 31, 2002. At December 31, 2002 and March 27, 2003, Harken has $5,986,000 and $5,610,000, respectively, outstanding pursuant to the facility. Guaranty's commitments under the facility terminate on December 6, 2006.

        Harken's bank credit facility with Guaranty prohibits cash dividends, loans, advances and similar payments to be made to Harken by the Borrowers. Therefore, the Borrowers will not be able to provide Harken with funds to be used for the repayment of Harken's debt or for other uses, unless the Borrowers obtain Guaranty's consent. The Guaranty facility also requires the Borrowers to maintain certain financial covenant ratios and requirements, as calculated on a quarterly basis. Harken and the Borrowers were in compliance with all requirements under the Guaranty facility as of December 31, 2002. If the Borrowers are not in compliance with their bank financial covenant ratios or requirements in the future and are unable to obtain a waiver or amendment to the facility requirements, the credit facility would be in default and callable by Guaranty. In addition, due to cross-default provisions in Harken's 5% European Notes, 7% European Notes, Benz Convertible Note and the Waverley Note, substantially all of Harken's debt obligations would become due in full if any debt is in default. Expectations of continued compliance with financial covenants cannot be assured and our lenders' actions are not controllable by Harken. If Harken's projections of future operating results are not achieved and its debt is placed in default, Harken would experience a material adverse impact on its financial position and results of operations.

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

         Harken has accrued approximately $5,102,000 at December 31, 2002 relating to certain operational or regulatory contingencies related to Harken and its subsidiaries' operations. Approximately $4,663,000 of this accrued amount relates to total future abandonment costs of $7,550,000 for certain of Harken's producing properties, which will be incurred at the end of the properties' productive life. Approximately $439,000 of the total operational, regulatory or litigation contingencies are expected to be paid during 2003 and are included in current liabilities. The timing of the remaining payments of the operational and regulatory liabilities cannot be reasonably estimated at this time since they primarily relate to plugging costs that will not be incurred until the end of the productive life of the property in question. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in a material adverse effect upon Harken's financial condition or operations taken as a whole. See Part I, Item 3 for a description of certain litigation.

        Consolidated Contractual Obligations - The following table presents a summary of Harken's contractual obligations and commercial commitments as of March 27, 2003. Harken has no off-balance sheet obligations other than in the table set forth below.

                                                              PAYMENTS DUE BY PERIOD
                              ------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS           2003            2004            2005         2006-2007      THEREAFTER       TOTAL
                              ------------   --------------   -----------    ------------    ------------   ------------
Bank Credit Facility/(1)/     $  1,800,000   $    2,400,000   $ 1,410,000    $         --    $         --   $  5,610,000
Operating Leases/(2)/              717,000          681,000       681,000         568,000              --      2,647,000
Middle American
 Commitments/(3)/                3,000,000               --            --              --              --      3,000,000
North American
 Commitments/(4)/                       --               --            --              --              --             --
Convertible Notes
 Payable/(5)/                   19,779,000               --            --      17,912,000              --     37,691,000
Waverley Note                    1,705,000               --            --              --              --      1,705,000
                              ------------------------------------------------------------------------------------------
Total Contractual Cash
 Obligations                  $ 27,001,000   $    3,081,000   $ 2,091,000    $ 18,480,000    $         --   $ 50,653,000
                              ==========================================================================================

    (1) Subsequent to December 31, 2002, and as of March 27, 2003, Harken and the Borrowers have reduced the outstanding balance of the bank credit facility by approximately $376,000. Amounts shown do not reflect impact of semi-annual borrowing base redeterminations.
    (2) Amount net of sublease arrangements in effect at December 31, 2002.
    (3) Represents the estimated cost of completion of a well in Colombia required to be drilled by Global under the Cajaro Contract and the remaining geological and geophysical work requirements under Global's Peru TEA and Panama TEA. The amount of Global's planned international capital expenditures for 2003 set forth in the above table does not include approximately $5.0 million of discretionary expenditures. These discretionary expenditures will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Global losing certain prospect acreage or reducing its interest in future development projects.
    (4) Harken plans North American capital expenditures of $4.0 million for 2003. However, these capital expenditures are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Harken losing certain prospect acreage or reducing its interest in future development projects.
    (5) Represents the outstanding obligations owing under the 5% European Notes, the Benz Convertible Notes and the 7% European Notes as of March 27, 2003. These obligations are payable or redeemable for cash or with shares of Harken common stock (See Part II, Item 8, Notes to Consolidated Financial Statements, Note 8 - Convertible Notes Payable for further discussion).

        In addition to the above commitments, during 2003 and afterward, government authorities under Harken's Louisiana state leases and operators under Harken's other North American operations may also request Harken to participate in the cost of drilling additional exploratory and development wells. Harken may fund these future domestic expenditures at its discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on many factors outside of Harken's control, such as the timing of the request, the depth of the wells and the location of the property. Harken's discretionary capital expenditures for 2003 will be curtailed if Harken does not have sufficient funds available. If Harken does not have sufficient funds or otherwise chooses not to participate, it may experience a delay of future cash flows from proved undeveloped oil and gas reserves. Such expenditure curtailments could also result in Harken losing certain prospect acreage or reducing its interest in future development projects.

CAPITAL SOURCES - RIGHTS OFFERING

        Rights Offering -- In February 2003, Harken distributed to holders of its common stock, Series G1 preferred stock and Series G2 preferred stock, at no charge, nontransferable subscription rights to purchase shares of its common stock. These shares of common stock include preferred stock purchase rights attached to such common stock under the Stockholder Rights Plan (See Note 9 - Stockholders' Equity in the accompanying Notes to the Consolidated Financial Statement for further discussion of the Stockholder Rights Plan). Such holders received one subscription right for each share of common stock they owned (or in the case of the Series G1 preferred stock and Series G2 preferred stock, one subscription right for each share of common stock issuable upon conversion) at the close of business on January 30, 2003. Harken distributed 32,154,867 subscription rights exercisable for up to 72,885,437 shares of common stock.

        All unexercised subscription rights expired at 12:00 midnight, New York City time, on March 13, 2003. Each subscription right entitled the holder to purchase 2.2667 shares of Harken common stock at a subscription price of $0.311 per right (or $0.1372 per share). In connection with the rights offering, subscription rights were exercised for 13,169,779 shares of common stock for an aggregate purchase price of approximately $1,807,000. Pursuant to a standby purchase agreement, on March 20, 2003, Lyford purchased the remaining unsubscribed shares of common stock offered in the rights offering at the subscription price. As compensation to Lyford for its standby commitment, Harken paid Lyford a Standby Commitment Fee of $600,000 by issuing 1,714,286 shares of common stock to Lyford with each such share being attributed a value of $0.35. Harken has also paid Lyford $50,000 in cash for its legal fees in connection with the rights offering.

        As a result of a standby commitment, Lyford purchased 59,716,227 shares of common stock from

Harken for an aggregate purchase price of approximately $8,193,000. Lyford paid $3,184,943, net of the $5,000,000 outstanding under the Lyford 10% Term Loan, plus accrued interest, in cash to Harken at the closing of the standby commitment. As a result, no amounts remain outstanding under the 10% Term Loan. After giving effect to the consummation of Harken's rights offering and Lyford's standby commitment, Lyford has become the holder of approximately 62% of Harken's outstanding common stock. Therefore, these transactions resulted in a change of control of Harken. Lyford has the voting power to control the election of Harken's board of directors and the approval of other matters presented for consideration by the stockholders, which could include mergers, acquisitions, amendments to Harken's charter and various corporate governance actions. However, due to the planned redemption for shares of common stock of certain convertible notes of Harken in May 2003, Lyford's ownership percentage may decrease below 50%.

        Harken used the remaining proceeds of the rights offering and the standby commitment to pay a portion of the exercise prices under call options with the Investors and HBK. Under these call options the Investors and HBK sold an aggregate of $11.5 million principal amount of 5% European Notes at an aggregate cash option price of approximately $6.9 million, plus accrued and unpaid interest through the date of payment.

        Lyford has advised Harken that it does not currently intend to resell any shares of common stock, including any shares acquired in the rights offering, but rather intends to retain such shares for investment purposes. Lyford has advised Harken, however, that any determination to retain its interest in Harken will be subject to the continuing evaluation by the individual members of Lyford of pertinent factors related to its investment in Harken. Depending upon the continuing assessment of these factors from time to time, Lyford may change its present intentions and may determine to acquire additional shares of common stock (by means of open market or privately negotiated purchases or otherwise) or to dispose of some or all of the shares of common stock or warrants held by Lyford and its partners. Lyford has also advised Harken that it intends to seek active participation on Harken's board of directors and be a proactive and urgent voice in helping plan its future to create value for its stockholders. However, Lyford has indicated that it does not have any current definitive plan, arrangement or understanding to seek to cause Harken to enter into any extraordinary corporate transaction such as a merger, reorganization or liquidation, to sell or transfer any assets, to change its capitalization, dividend policy, business, corporate structure, charter, bylaws or similar instruments, or to cause the Harken common stock to be delisted or become eligible for termination of registration pursuant to Section 12(g)(4) of the Securities Exchange Act of 1934, as amended. Alan G. Quasha, a Lyford representative, was elected as the new Chairman of Harken's board of directors to be effective March 31, 2003. Mr. Quasha will fill the vacancy created by the resignation effective March 31, 2003 of Stephen C. Voss as a director and he will serve the unexpired term of Mr. Voss. Mr. Quasha replace Mikel D. Faulkner as Chairman, with Mr. Faulkner continuing as a director of Harken.

CAPITAL SOURCES - OTHER OFFERINGS

        Global's ordinary shares are admitted for trading on the AIM Exchange in London. This may enable Global to seek additional financing and effect acquisition activities using shares of Global stock or enable Harken to sell a portion of its Global common stock for cash. Global's ability to effectively use its common stock will be dependent upon the market value and liquidity of its shares on the AIM Exchange. Global is also pursuing raising additional capital through potential sales of pipe inventory. Additional capital raised by Global would be used exclusively for Global's capital needs, as cash dividends to Harken may be limited by tax restrictions. In December 2002, Harken exchanged 2,000,000 of its shares of Global common stock for 1,232,742 of the redeemable ordinary shares of NOIT. This exchange further reduced Harken's ownership of Global to approximately 85.62%.

        In addition to the above sources, Harken has raised and may continue to raise capital through the issuance of debt, equity and convertible debt instruments, or through the exchange of existing instruments through transactions that could provide Harken with additional capital.

OTHER CAPITAL SOURCES

        During 2001, sales of certain domestic producing property interests generated cash proceeds of approximately $13.4 million. During 2002, Harken sold certain additional domestic producing property and mineral interests for approximately $2,574,000. Global sold some oil storage tanks in the fourth quarter of 2002 for approximately $259,000.

        Harken's operating cash flows from its domestic oil and gas properties were strengthened by successful drilling activity in late 2001 in southern Louisiana, which have partially offset the reductions following the recent sales of producing properties. Wells completed in 2001, including the Thomas Cenac #1, the State Lease 1480 #2, the State Lease 14589 #3 and the State Lease 1480 #3, all began production in the last four months of 2001. In 2002, Harken has participated in the drilling of three exploratory wells and five development wells with a total of six of these wells being commercially successful. In April 2002, Harken acquired the Republic Properties which consist of interests in 16 oil and gas wells in nine fields plus interests in additional prospect acreage located in southern Louisiana and the Texas Gulf Coast region. The acquisition of the Republic Properties began supplementing Harken's domestic operating cash flows beginning in the second quarter of 2002. During the first quarter of 2003, Harken's oil and gas revenues have been strengthened by commodity prices which have averaged higher than those received during 2002. Harken's domestic operating cash flows are particularly dependent on the commodity prices, which Harken is unable to predict.

        Global's operating cash flows continue to be provided by ongoing production from its Alcaravan, Bolivar and Bocachico Contract areas in Colombia.

ADEQUACY OF CAPITAL SOURCES

        Currently, Harken does not have sufficient funds to pay the 5% Notes and the Waverley Note in cash upon maturity, or to otherwise redeem or repurchase the 5% Notes and the Waverley Note. As described below Harken's management plans to continue to actively pursue negotiated transactions to repurchase and restructure the 5% Notes. These efforts are expected to primarily include exchanging the 5% Notes for debt or equity securities (such as the 7% European Notes) and raising funds through the issuance of debt or equity securities. Additionally, Harken intends to repay the Waverley Note in cash prior to or upon maturity of the Waverley Note. It is unlikely, however, that the entire principal balance of the 5% Notes will be restructured or repurchased for cash and/or other securities or property prior to maturity. Consequently, Harken presently intends to satisfy its remaining obligations under the 5% Notes by redeeming them in exchange for Harken common stock. To the extent the Waverley Note remains outstanding at maturity Harken similarly plans to redeem it for Harken common stock. Although there can be no assurances, Harken believes that it will repurchase and restructure a sufficient amount of the 5% European Notes to enable Harken to redeem the remaining principal balance of the 5% European Notes upon maturity for Harken common stock without requiring stockholder approval of additional authorized shares. However, depending on Harken's success in repurchasing or restructuring the 5% European Notes and the price of its common stock, Harken may not have a sufficient number of authorized but unissued shares of Harken common stock to redeem the remaining 5% Notes for common stock. Harken has, therefore, included a proposal to increase its authorized common stock in the preliminary proxy statement for its annual stockholders meeting scheduled to be held on or about May 16, 2003.

        5% European Notes -- As of March 27, 2003, the remaining principal balance of 5% European Notes was approximately $14.1 million. Harken intends to repay the 5% European Notes by restructuring or repurchasing a portion of the notes for cash and/or other securities or property prior to maturity and redeeming the remaining balance for Harken common stock at maturity. Harken's management has actively pursued, and plans to continue to actively pursue, negotiated transactions to restructure or repurchase the 5% European Notes to reduce the amount of the 5% European Notes that must be redeemed for Harken common stock. During 2002 and through March 27, 2003, Harken repurchased or exchanged an aggregate of approximately $26.9 million principal amount of the 5% European Notes. These repurchases of the 5% European Notes included the following:

        . During 2002, Harken repurchased $2,120,000 in principal amount of the 5% European Notes from certain holders thereof in exchange for approximately $1,347,000 in cash. Harken reflected an extraordinary item gain of $767,000 from the cash purchase of outstanding 5% European Notes in the accompanying consolidated statements of operations related to this transaction.

        . During 2002, Harken exchanged an aggregate of $2,850,000 principal amount of the 5% European Notes for $1,152,000 principal amount of the 7% European Notes due 2007 and $1,223,000 in cash paid including transaction costs by Harken. Harken recognized an extraordinary item gain of $123,000 related to these transactions.

        . During 2002, Harken exchanged an aggregate $6,980,000 principal amount of the 5% European Notes for $6,280,000 principal amount of the 7% European Notes due 2007 and $455,000 in cash paid by Harken. No extraordinary item gain or loss was recognized in this transaction pursuant to EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments." Accordingly, the initial carrying value of the newly-issued 7% European Notes is equal to the carrying value of the exchanged 5% European Notes net of the $455,000 cash paid by Harken. Such initial carrying value of the 7% European Notes will be accreted to the full cash flow amount due under the 7% European Notes over the term of such notes.

        . On January 28, 2003, Harken issued a total of $1,420,000 principal amount of 7% European Notes due 2007 for $1,420,000 principal amount of 5% European Notes.

        . On February 13, 2003, Harken issued $1.6 million in principal amount of 7% European Notes due 2006 to certain investors (the "Investors") in exchange for $2 million in principal amount of 5% European Notes.

        . On February 13, 2003, Harken entered into an option agreement with the Investors that, among other things, provides for a call option in favor of Harken and a put option in favor of the Investors. On March 26, 2003, Harken exercised the call option and purchased $6.57 million principal amount of 5% European Notes at an option price of $3.94 million, plus accrued and unpaid interest through the date of payment. As a result of Harken's exercise of the call option, the put option terminated.

        . On March 18, 2003, Harken entered into an option agreement with HBK Master Fund L.P. ("HBK") that, among other things, provided for a call option in favor of Harken and a put option in favor of HBK. On March 27, 2003, Harken exercised the call option and purchased $4.93 million principal amount of 5% European Notes at an option price of approximately $2.96 million. As a result of Harken's exercise of the call option, the put option terminated.

        Harken plans to continue to pursue additional negotiated transactions to restructure or repurchase the 5% European Notes in order to reduce the number of shares it must use to redeem the 5% European Notes at maturity. These efforts primarily include exchanging the 5% European Notes for debt or equity securities (such as the 7% European Notes) and raising funds through the issuance of debt or equity securities. It is unlikely that all of the 5% European Notes will be restructured or repurchased for cash and/or other securities or property prior to maturity. Consequently, Harken presently intends to satisfy its remaining obligations under the 5% European Notes by redeeming them in exchange for Harken common stock.

        Harken believes that it will reduce the 5% European Notes to enable Harken to repurchase their remaining balance for Harken common stock without requiring stockholder approval of additional authorized shares. However, there can be no assurances that Harken will be able to enter into arrangements to repurchase or restructure the 5% European Notes on acceptable terms. Additionally, the exact number of shares to be issued in connection with redemptions of the 5% European Notes is uncertain at this time since it will depend upon the amount of 5% European Notes to be redeemed for common stock and the average market price of Harken's common stock at the time of the redemptions. If the price of Harken common stock declines and Harken is not able to significantly reduce the balance of the 5% European Notes, Harken may not have a sufficient number of authorized but unissued shares of Harken common stock to convert the remaining 5% European Notes into common stock. Consequently, Harken has included a proposal to increase its authorized common stock in the preliminary proxy statement for its annual stockholders meeting scheduled to be held on or about May 16, 2003, which will require the affirmative vote of a majority of the outstanding voting stock for approval. Lyford, who controls 62% of Harken's common stock, has indicated to Harken that it will vote all of its shares of common stock in favor of approval of the proposal to increase the authorized shares of common stock. While there can be no assurances, Harken believes that it will be able to hold the stockholders meeting before May 26, 2003, the maturity date of the 5% European Notes. Harken currently does not have sufficient funds to pay the 5% European Notes in cash upon maturity. If the stockholder meeting cannot be held prior to the maturity date of the 5% European Notes and Harken is unable to otherwise restructure or repurchase the 5% European Notes, then Harken would experience a material adverse impact on its financial position and results of operations.

        Benz Convertible Notes and Waverley Note -- As of March 27, 2003, the outstanding principal balance of the Benz Convertible Notes and the Waverley Note was approximately $5.7 million and $1.7 million, respectively. Harken has, and plans to continue to pursue negotiated transactions to restructure or repurchase the Benz Convertible Notes that mature in November 2003. During 2002, Harken repurchased or exchanged an aggregate of approximately $5.2 million principal amount of the Benz Convertible Notes. Harken has not repurchased any of the Benz Convertible Notes during the first quarter of 2003. Repurchases of the Benz

Convertible Notes in 2002 included the following:

        . In July 2002, pursuant to the terms of the Benz Convertible Notes, Harken elected to redeem Benz Convertible Notes with a principal amount of approximately $1,135,000 for 2,000,000 shares of Harken common stock. Harken recorded no extraordinary item gain related to this transaction.

        . In August 2002, Harken repurchased approximately $4,071,000 of Benz Convertible Notes from a holder for $1,231,000 in cash. Harken recorded an extraordinary item gain of approximately $2.8 million related to this transaction.

        Additionally, Harken intends to repay the Waverley Note in cash prior to or upon maturity of the Waverley Note. To the extent any of the Benz Convertible Notes and the Waverley Note remain outstanding at maturity, however, Harken plans to redeem them for Harken common stock.

        The exact number of shares to be issued in connection with the redemption of the Benz Convertible Notes and the Waverley Note will depend upon the amount of the notes to be redeemed for common stock and the average market price of Harken common stock at the time of the redemptions. Depending on the price of Harken common stock and the success of Harken's efforts to reduce the principal amount of the Benz Convertible Notes and the Waverley Note, the redemption of the Benz Convertible Notes and the Waverley Note may result in an issuance of shares that is in excess of the amount of shares currently authorized for issuance. Consequently, as described above, Harken has included a proposal to increase its authorized common stock in the preliminary proxy statement for its annual stockholders meeting scheduled to be held on or about May 16, 2003. As part of the proxy statement, Harken plans to propose an increase in the number of authorized shares that based on the current market price of Harken common stock, at a minimum, should be sufficient to redeem the Benz Convertible Notes. As described above, Lyford, who controls 62% of Harken's common stock, has indicated to Harken that it will vote all of its shares of common stock in favor of approval of the proposal to increase the authorized shares of common stock.

        At the present market price of Harken common stock, Harken believes that this proposed increase in the authorized shares should provide a sufficient number of shares to allow Harken to redeem the Benz Convertible Notes and the Waverley Note for common stock. However, if the market price of Harken common stock declines significantly, then depending on the amount of the Benz Convertible Notes and the Waverley Note outstanding, Harken may be required to seek stockholder approval of an additional increase in authorized shares before Harken could redeem the remaining Benz Convertible Notes and the Waverley Note. There can be no assurances that Harken will obtain such stockholder approval prior to the respective maturity dates of the Benz Convertible Notes and the Waverley Note. In such an event, Harken would have to otherwise restructure the then-outstanding Benz Convertible Notes and the Waverley Note or pay cash at maturity. Harken can make no assurances that, in such an event, it would be successful in restructuring its obligations under the then-outstanding notes. Harken currently does not have sufficient funds to pay such notes in cash upon maturity. If Harken's efforts to convert a substantial amount of the Benz Convertible Notes and the Waverley Note into common stock is unsuccessful or Harken is unable to otherwise restructure or repurchase those notes, Harken would experience a material adverse impact on its financial position and results of operations.

        Restrictions under Guaranty Facility - Currently, Harken does not have sufficient funds to pay the 5% Notes and the Waverley Note in cash upon maturity, or to otherwise redeem or repurchase the 5% Notes an the Waverley Note. Harken's bank credit facility with Guaranty prohibits cash dividends, loans, advances and similar payments to be made to Harken by the Borrowers. Therefore, the Borrowers will not be able to provide Harken with funds to be used for the repayment of the 5% Notes, the Waverley Note or other debt obligations or for other uses, unless the Borrowers obtain Guaranty's consent.

        Dilution Resulting from Redemption of 5% Notes and Waverley Note for Common Stock. -- The redemption of the 5% Notes and the Waverley Note for Harken common stock would likely result in substantial dilution of the existing Harken common stock. In addition, the number of new shares to be issued could result in a change of control of Harken. For example, if the 5% Notes had been redeemed on March 27, 2003, with an estimated redemption price of $0.20, for every $1,000,000 of 5% Notes redeemed at this price, Harken would have been required to issue to the noteholders approximately 5.75 million shares of common stock. Additionally, at this redemption price, Harken would be required to issue to Waverley approximately
8.525 million shares of common stock to redeem the outstanding principal balance of the Waverley Note. If all of the 5% Notes and the Waverley Note had been converted at this price, the noteholders would have received an aggregate of approximately 122 million shares of common stock and, collectively, would control over 55% of Harken's common stock. The number of shares that might be issued in this regard will vary significantly depending upon the average market price of Harken's common stock over the 30 days preceding the redemption notice, and the amount of 5% Notes and the Waverley Note to be redeemed.

     Rights Offering, Standby Commitment and Waverley Note -- Harken consummated the rights offering and the standby commitment with Lyford on March 20, 2003. The gross proceeds to Harken from the sale of its common stock in the rights offering and Lyford's standby commitment were approximately $10.0 million. In purchasing shares pursuant to its standby commitment, Lyford offset the purchase amount to satisfy the approximately $5.0 million of principal and interest owing under the 10% Term Loan. Additionally, on March 18, 2003, Harken issued $3,410,000 in principal amount of the 7% European Notes due 2007 and $1,705,000 in principal amount of the Waverley Note in exchange for 17,050 shares of Harken's Series G-1 convertible preferred stock owned by Perry Limited, an affiliate of Waverley, and $3,410,000 in cash. Harken used approximately $6.9 million of net proceeds from the rights offering, Lyford's standby commitment and Waverley Note transaction to pay the exercise prices under call options with the Investors and HBK. Under these call options the Investors and HBK sold an aggregate of $11.5 million principal amount of 5% European Notes at an aggregate cash option price of approximately $6.9 million plus accrued and unpaid interest through the date of payment. Harken intends to use the remaining $1.5 million of the net proceeds to reduce a portion of the 5% Notes, the Waverley Note and the Guaranty credit facility or as additional working capital for Harken's business.

     Capital Expenditures -- Considering its existing cash resources and the potential additional capital sources described above, assuming Harken is successful in restructuring the 5% Notes and redeeming the 5% Notes and the Waverley Note for Harken common stock, Harken believes that it will have sufficient cash resources to fund all of its remaining capital expenditures during 2003. Harken's future exploration, development and acquisition efforts are expected to be funded through a combination of cash on hand, cash flows from operations, issuances or exchanges of debt or equity securities, and cash provided by newly established financing arrangements. Harken and Global may fund their future domestic expenditures and certain international expenditures at their discretion. Therefore, if Harken does not have sufficient funds available it will curtail its discretionary capital expenditures for 2003. Such expenditure curtailments could result in Harken losing certain prospect acreage or reducing its interest in future development projects.

     Cross Defaults -- If Harken fails to meet certain financial thresholds or other requirements pursuant to the rules of the American Stock Exchange, its common stock could be subject to potential delisting. If Harken's common stock is delisted from the American Stock Exchange for any reason and Harken is deemed not to have used its "best efforts" to maintain such listing, Harken would be in default under its 5% European Notes. Additionally, if the Borrowers are not in compliance with their bank financial covenant ratios or requirements under the Guaranty facility in the future and are unable to obtain a waiver or amendment to the facility requirements, the credit facility would be in default and callable by Guaranty. Due to cross-default provisions in Harken's 5% European Notes, 7% European Notes, Benz Convertible Note, Waverley Note and the Guaranty facility, any default under Harken's debt agreements would result in substantially all of Harken's debt obligations becoming due in full. Harken does not have sufficient funds to pay its debt obligations in cash and there is no assurance it will obtain such funds if such debt became due, which would result in a material adverse effect on Harken's financial position and results of operations.

     Other -- Even if Harken is successful in redeeming or repurchasing the 5% Notes, Harken could still require additional financing in 2003 to fund its operations. Harken may not be able to generate sufficient cash from operations to fund its ongoing exploration and development efforts and fulfill its other capital commitments. Consequently, Harken expects to fund these operational and capital commitments in 2003 and afterward through a combination of cash on hand, cash flows from operations, issuances or exchanges of debt or equity securities, or through cash provided by either existing or newly established financing arrangements.

     Harken intends to continue to seek to raise equity or debt financing through the issuance of debt, equity and convertible debt instruments, or through the exchange of existing instruments through transactions that provide Harken with additional capital to fund the capital commitments described above, including repurchases of the 5% Notes. Such transactions may be affected, however, by the market value of Harken common stock. If the price of Harken common stock remains low or declines, Harken's ability to utilize its stock either directly or indirectly through convertible instruments for raising capital could be negatively affected. Any delisting of Harken's common stock would also adversely affect Harken's ability to raise capital in the future by issuing common stock or securities convertible into common stock. Further, raising additional funds by issuing common stock or other types of equity securities would further dilute Harken's existing stockholders, which dilution could be substantial if the price of Harken common stock remains low or decreases. No assurance can be given that Harken will be able to obtain additional financing on favorable terms, if at all, to meet its operational and capital commitments described above.

     The rules of the American Stock Exchange require additional stockholder approval for the listing of additional shares if the issuance of shares is greater than 20% of Harken's currently outstanding shares of common stock. As of March 27, 2003, $5.7 million principal amount of the Benz Convertible Notes and $1.7 million of the Waverley Note were outstanding. The redemption of the outstanding Benz Convertible Notes and the Waverley Note could require stockholder approval under American Stock Exchange rules. Although the exact number of shares to be issued in connection with redemptions of the Benz Convertible Notes and the Waverley Note will depend upon the number of shares of common stock outstanding at that time, the amount of notes to be redeemed for common stock and the average market price of Harken's common stock at the time of the redemptions. The redemption for common stock the notes may result in the issuance of a number of shares that is greater than 20% of Harken's currently outstanding shares of common stock. Consequently, any issuances in violation of the rules of the American Stock Exchange, could subject Harken's common stock to potential delisting from the American Stock Exchange.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Harken is exposed to market risk from movements in commodity prices, interest rates and foreign currency exchange rates. As part of an overall risk management strategy, Harken uses of derivative financial instruments to manage and reduce risks associated with these factors.

     Commodity Price Risk -- Harken is a producer of hydrocarbon commodities, including crude oil, condensate and natural gas. Harken uses oil and gas derivative financial instruments, limited to swaps, collars and options with maturities of 24 months or less, to mitigate its exposure to fluctuations in oil and gas commodity prices on future crude oil and natural gas production. Harken has evaluated the potential effect that near term changes in commodity prices would have had on the fair value of its commodity price risk sensitive financial instruments at year end 2002. Assuming a 20% increase in natural gas prices from actual prices at December 31, 2002, the potential increase in the liability of Harken's natural gas collar contract at December 31, 2002 would have been approximately $582,000. At December 31, 2001 and 2002, Harken had no financial instrument risk exposure related to increases or decreases in crude oil prices. The average percentage of Harken's natural gas production hedged during 2002 was approximately 44%.

     Interest Rate Risk - Consistent with the prior year, Harken invests cash in interest-bearing temporary investments of high quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a significant interest rate risk to Harken. Consistent with the prior year, Harken considers its interest rate risk exposure related to long-term debt obligations to not be material, as at December 31, 2002 all but approximately $5,986,000 of Harken's financing obligations carry a fixed interest rate per annum. Harken has no open interest rate swaps agreements.

     Foreign Currency Exchange Rate Risk - Consistent with the prior year, Global conducts international business in Colombia and is subject to foreign currency exchange rate risk on cash flows related to sales, expenses, and capital expenditures. However, because predominately all material transactions in Global's existing foreign operations are denominated in U.S. dollars, the U.S. dollar is the functional currency for all operations. Consistent with the prior year, exposure from transactions in currencies other than U.S. dollars is not considered material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements appear on pages 66 through 117 in this Annual Report.

                                                                PAGE
                                                                ----
Report of Independent Auditors..................................  65

Consolidated Balance Sheets -- December 31, 2001 and 2002.......  67

Consolidated Statements of Operations --
  Years ended December 31, 2000, 2001 and 2002..................  68

Consolidated Statements of Stockholders' Equity --
  Years ended December 31, 2000, 2001 and 2002..................  69

Consolidated Statements of Cash Flows --
  Years ended December 31, 2000, 2001 and 2002..................  70

Notes to Consolidated Financial Statements......................  71

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Harken Energy Corporation:

     We have audited the accompanying consolidated balance sheets of Harken Energy Corporation as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Harken Energy Corporation for the year ended December 31, 2000, were audited by other auditors who have ceased operations and whose report dated March 27, 2001 expressed an unqualified opinion on those statements before the revisions discussed below.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harken Energy Corporation at December 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States.

     As discussed above, the financial statements of Harken Energy Corporation for the year ended December 31, 2000 were audited by other auditors who have ceased operations. The following paragraphs of these financial statements have been revised: paragraph 13 of Note 1, paragraph 3 of Note 2, paragraph 15 of
Note 9 and paragraph 2 of Note 12. We audited the disclosures described in these paragraphs that were applied to revise the 2000 financial statements. Our procedures included agreeing the revised disclosures to the Company's underlying records obtained from management, and testing the mathematical accuracy as applicable. In our opinion, such revised disclosures are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 financial statements of the Company other than with respect to such revised disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2000 financial statements taken as a whole.


                                        /s/ ERNST & YOUNG LLP

Houston, Texas
March 26, 2003

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


                                                ARTHUR ANDERSEN LLP


Houston, Texas
March 27, 2001

(1) Harken Energy Corporation has not been able to obtain, after reasonable efforts, the reissued report of Arthur Andersen LLP related to the 2000 financial statements. Therefore, a copy of their previously issued report is included. See Item 9 and Exhibit 23.2 for further information.

                           HARKEN ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                                         DECEMBER 31,
                                                                                        ----------------------------------------
                                                                                               2001                 2002
                                                                                        ------------------- --------------------
Current Assets:
   Cash and temporary investments                                                       $         8,523,000 $          6,377,000
   Restricted cash                                                                                  944,000                    -
   Accounts receivable, net of allowance for uncollectible accounts                               3,248,000            3,237,000
    of $483,000 and $376,000 for 2001 and 2002, respectively.
   Related party notes receivable                                                                   169,000              105,000
   Prepaid expenses and other current assets                                                      1,361,000            1,302,000
                                                                                        ------------------- --------------------
       Total Current Assets                                                                      14,245,000           11,021,000

Property and Equipment:
   Oil and gas properties, using the full cost method of accounting:
       Evaluated                                                                                337,440,000          340,565,000
       Unevaluated                                                                                3,472,000            3,483,000
   Facilities and other property                                                                 25,000,000           25,394,000
   Less accumulated depreciation and amortization                                              (287,577,000)        (298,985,000)
                                                                                        ------------------- --------------------
       Total Property and Equipment, net                                                         78,335,000           70,457,000
Investment in Equity Securities                                                                           -            1,091,000
Other Assets, net                                                                                 3,226,000            3,011,000
                                                                                        ------------------- --------------------
                                                                                        $        95,806,000 $         85,580,000
                                                                                        =================== ====================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Trade payables                                                                       $         2,664,000 $          2,356,000
   Accrued liabilities and other                                                                  6,197,000            4,095,000
   Revenues and royalties payable                                                                 2,006,000            1,342,000
   Bank credit facilities                                                                                 -            2,176,000
   Convertible notes payable                                                                              -           34,575,000
                                                                                        ------------------- --------------------
       Total Current Liabilities                                                                 10,867,000           44,544,000

Convertible notes payable                                                                        51,388,000           11,106,000
Bank credit facilities                                                                            7,937,000            3,810,000
Investor term loan                                                                                        -            5,000,000
Accrued preferred stock dividends                                                                 3,942,000            7,369,000
Other long-term obligations                                                                       5,458,000            5,308,000
Commitments and contingencies (Note 15)
Minority interest in consolidated subsidiary                                                              -            3,312,000

Stockholders' Equity:
   Series G1 Preferred Stock, $1.00 par value; $100 liquidation value; 700,000 shares
    authorized, respectively; 446,417 and 402,688 shares outstanding, respectively                  446,000              403,000
   Series G2 Preferred Stock, $1.00 par value; $100 liquidation value, 400,000 shares
    authorized; 95,300  and 93,150 shares outstanding respectively                                   95,000               93,000
   Common stock, $0.01 par value; 225,000,000 shares authorized;
    18,713,038 and 25,447,804 shares issued, respectively                                           187,000              254,000
   Additional paid-in capital                                                                   385,710,000          388,703,000
   Accumulated deficit                                                                         (369,087,000)        (383,004,000)
   Accumulated other comprehensive income *deficit**                                                296,000              134,000
   Treasury stock, at cost, 542,900 and 605,700 shares held, respectively                        (1,433,000)          (1,452,000)
                                                                                        ------------------- --------------------
       Total Stockholders' Equity                                                                16,214,000            5,131,000
                                                                                        ------------------- --------------------
                                                                                        $        95,806,000 $         85,580,000
                                                                                        =================== ====================

         The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

----------
*  LESS THAN
** GREATER THAN

                            HARKEN ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Year Ended December 31,
                                                               ------------------------------------------------------------
                                                                      2000                  2001                2002
                                                               -----------------   -------------------   -----------------
Revenues:
  Oil and gas operations                                       $      43,177,000   $        31,642,000   $      24,989,000
  Interest and other income                                            1,218,000               781,000             722,000
                                                               -----------------   -------------------   -----------------
                                                                      44,395,000            32,423,000          25,711,000
                                                               -----------------   -------------------   -----------------
Costs and Expenses:
  Oil and gas operating expenses                                      14,379,000            12,204,000           9,331,000
  General and administrative expenses, net                            13,223,000            10,830,000          10,298,000
  Depreciation and amortization                                       13,649,000            15,254,000          11,510,000
  Full cost valuation allowance                                      156,411,000            18,669,000             521,000
  Provision for asset impairments                                              -            14,102,000             400,000
  Litigation and contingent liability settlements, net                         -                     -           1,288,000
  Interest expense and other, net                                      5,297,000             4,663,000           5,723,000
  Charge for European Note conversion                                  2,068,000                     -                   -
                                                               -----------------   -------------------   -----------------
                                                                     205,027,000            75,722,000          39,071,000
                                                               -----------------   -------------------   -----------------
          Loss before income taxes                             $    (160,632,000)  $       (43,299,000)  $     (13,360,000)
Income tax expense                                                        39,000               699,000             237,000
                                                               -----------------   -------------------   -----------------
          Loss before extraordinary items and minority interest$    (160,671,000)  $       (43,998,000)  $     (13,597,000)
Minority interest in loss of subsidiary                                        -                     -             262,000
                                                                 ---------------      ----------------     ---------------
          Loss before extraordinary item                       $    (160,671,000)  $       (43,998,000)  $     (13,335,000)
Extraordinary item-gains on repurchases of
 European Notes                                                        7,745,000             2,975,000           3,655,000
Extraordinary item-charge for reduction of
 unamortized issuance costs                                               (7,000)                    -            (127,000)
                                                               -----------------   -------------------   -----------------
          Net loss                                             $    (152,933,000)  $       (41,023,000)  $      (9,807,000)
                                                               =================   ===================   =================
Accretion/dividends related to preferred stock                          (376,000)           (3,178,000)         (4,110,000)
                                                               -----------------   -------------------   -----------------
          Net loss attributed to common stock                  $    (153,309,000)  $       (44,201,000)  $     (13,917,000)
                                                               =================   ===================   =================
Basic and diluted loss per common share:
  Loss per common share before extraordinary items             $           (9.55)  $             (2.61)  $           (0.80)
  Extraordinary item-gain on repurchase of
    European Notes                                                          0.46                  0.16                0.17
  Extraordinary item-charge for reduction of
    unamortized issuance costs                                             (0.00)                    -               (0.01)
                                                               -----------------   -------------------   -----------------
  Loss per common share                                        $           (9.09)  $             (2.45)  $           (0.64)
                                                               =================   ===================   =================
  Weighted average shares outstanding                                 16,863,610            18,063,584          21,742,163
                                                               =================   ===================   =================

         The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                           HARKEN ENERGY CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                                                                                                        Additional
                                                                 G1 Preferred        G2 Preferred          Common        Paid-In
                                                                    Stock               Stock              Stock         Capital
                                                              ---------------------------------------------------------------------
Balance,  December 31, 1999                                                    -                 -           156,000    350,637,000

  Issuance of common stock, net                                                -                 -            13,000      7,768,000

  Exchange of European Notes                                                   -                 -             3,000      7,870,000

  Issuance of preferred stock, net                                       158,000                 -                 -      7,609,000

  Preferred stock dividends                                                    -                 -                 -              -

  Repurchase of Benz Convertible Notes                                         -                 -                 -        639,000

  Treasury shares purchased                                                    -                 -                 -              -

  Cancellations of treasury shares                                             -                 -            (2,000)    (4,514,000)

  Conversions of Development Finance Obligation                                -                 -             7,000      1,537,000

  Net loss                                                                     -                 -                 -              -

                                                              ---------------------------------------------------------------------
Balance, December 31, 2000                                               158,000                 -           177,000    371,546,000

  Issuance of common stock, net                                                -                 -             6,000         95,000

  Issuance of preferred stock, net                                       336,000            96,000                 -     14,024,000

  Preferred stock dividends                                                    -                 -                 -              -

  Purchase of treasury stock                                                   -                 -                 -              -

  Conversions of preferred stock                                         (48,000)           (1,000)            4,000         45,000

  Comprehensive income:

     Cumulative effect of change in accounting principle                       -                 -                 -              -
     Net change in derivative fair value                                       -                 -                 -              -
     Reclasification of derivative fair value into earnings                    -                 -                 -              -

     Net loss                                                                  -                 -                 -              -
                                                              ---------------------------------------------------------------------
Balance, December 31, 2001                                    $          446,000  $         95,000  $        187,000 $  385,710,000

  Issuance of common stock                                                     -                 -            27,000      2,623,000

  Redemption of convertible note                                               -                 -            20,000      1,091,000

  Repurchase of preferred stock - related party                           (6,000)                -                 -         45,000

  Repurchase of preferred stock                                          (13,000)                -                 -        (53,000)

  Conversions of preferred stock                                         (24,000)           (2,000)            3,000        463,000

  Repurchase of treasury stock                                                 -                 -                 -              -

  Rights offering costs                                                        -                 -            17,000        555,000

  Preferred stock dividends                                                    -                 -                 -              -

  Issuance of stock of subsidiary                                              -                 -                 -     (1,731,000)

  Comprehensive income:

     Net change in derivative fair value                                       -                 -                 -              -

     Reclassification of derivative fair value
      into earnings                                                            -                 -                 -              -

     Net loss                                                                  -                 -                 -              -

          Total comprehensive income (loss)

                                                              ---------------------------------------------------------------------
Balance,  December 31, 2002                                   $          403,000  $         93,000  $        254,000 $  388,703,000
                                                              =====================================================================

                                                                                                  Accumulated
                                                                                                     Other
                                                                Treasury          Accumulated     Comprehensive
                                                                  Stock             Deficit          Income            Total
                                                              --------------------------------------------------------------------
Balance,  December 31, 1999                                      (4,516,000)      (171,577,000)           134,000      174,834,000

  Issuance of common stock, net                                           -                  -                  -        7,781,000

  Exchange of European Notes                                              -                  -                  -        7,873,000

  Issuance of preferred stock, net                                        -                  -                  -        7,767,000

  Preferred stock dividends                                               -           (376,000)                 -         (376,000)

  Repurchase of Benz Convertible Notes                                    -                  -                  -          639,000

  Treasury shares purchased                                        (453,000)                 -                  -         (453,000)

  Cancellations of treasury shares                                4,516,000                  -                  -                -

  Conversions of Development Finance Obligation                           -                  -                  -        1,544,000

  Net loss                                                                -       (152,933,000)                 -     (152,933,000)

                                                              --------------------------------------------------------------------
Balance, December 31, 2000                                         (453,000)      (324,886,000)           134,000       46,676,000

  Issuance of common stock, net                                           -                  -                  -          101,000

  Issuance of preferred stock, net                                        -                  -                  -       14,456,000

  Preferred stock dividends                                               -         (3,178,000)                 -       (3,178,000)

  Purchase of treasury stock                                       (980,000)                 -                  -         (980,000)

  Conversions of preferred stock                                          -                  -                  -                -

  Comprehensive income:

     Cumulative effect of change in accounting principle                  -                  -         (3,025,000)
     Net change in derivative fair value                                  -                  -          1,553,000
     Reclasification of derivative fair value into earnings               -                  -          1,634,000

     Net loss                                                             -        (41,023,000)                 -      (40,861,000)
                                                              --------------------------------------------------------------------
Balance, December 31, 2001                                    $  (1,433,000)    $ (369,087,000)    $      296,000  $    16,214,000

  Issuance of common stock                                                -                  -                  -        2,650,000

  Redemption of convertible note                                          -                  -                  -        1,111,000

  Repurchase of preferred stock - related party                           -                  -                  -           39,000

  Repurchase of preferred stock                                           -                  -                  -          (66,000)

  Conversions of preferred stock                                          -                  -                  -          440,000

  Repurchase of treasury stock                                      (19,000)                 -                  -          (19,000)

  Rights offering costs                                                   -                  -                  -          572,000

  Preferred stock dividends                                               -         (4,110,000)                 -       (4,110,000)

  Issuance of stock of subsidiary                                         -                  -                  -       (1,731,000)

  Comprehensive income:

     Net change in derivative fair value                                  -                  -            (72,000)

     Reclassification of derivative fair value
        into earnings                                                     -                  -            (90,000)

     Net loss                                                             -         (9,807,000)                 -

          Total comprehensive income (loss)                                                                             (9,969,000)
                                                              --------------------------------------------------------------------
Balance,  December 31, 2002                                   $  (1,452,000)    $ (383,004,000)    $      134,000  $     5,131,000
                                                              ====================================================================

         The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                            HARKEN ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended December 31,
                                                                         -------------------------------------------------------
                                                                               2000               2001                2002
                                                                         ----------------   -----------------    ---------------
Cash flows from operating activities:
    Net loss                                                             $   (152,933,000)  $     (41,023,000)   $    (9,807,000)
      Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
        Depreciation and amortization                                          13,649,000          15,254,000         11,510,000
        Full cost valuation allowance                                         156,411,000          18,669,000            521,000
        Provision for asset impairments                                                 -          14,102,000            400,000
        Standby purchase agreement costs                                                -                   -            300,000
        Loss on investment                                                              -                   -            499,000
        Charge for European Note conversion                                     2,068,000                   -                  -
        Amortization of issuance and finance costs                              1,785,000           1,084,000            862,000
        Extraordinary items                                                    (7,738,000)         (2,975,000)        (3,528,000)
        Minority interest                                                               -                   -           (262,000)
        Litigation and contingent liability settlements, net                            -                   -          1,288,000
      Change in assets and liabilities, net of companies acquired:
        (Increase) decrease in accounts receivable                             (2,307,000)          3,181,000           (522,000)
        Increase (decrease) in trade payables and other                         1,774,000            (597,000)        (2,680,000)
                                                                         ----------------   -----------------    ---------------
            Net cash provided by (used in) operating activities                12,709,000           7,695,000         (1,419,000)
                                                                         ----------------   -----------------    ---------------

Cash flows from investing activities:
        Proceeds from sales of assets                                           7,045,000          13,390,000          2,835,000
        Capital expenditures, net                                             (28,073,000)        (28,677,000)        (4,951,000)
        Deconsolidation of subsidiary                                                   -            (668,000)                 -
                                                                         ----------------   -----------------    ---------------
            Net cash used in investing activities                             (21,028,000)        (15,955,000)        (2,116,000)
                                                                         ----------------   -----------------    ---------------

Cash flows from financing activities:
        Proceeds from issuances of 10% Term Loan, net of issuance costs                 -                   -          4,889,000
        Proceeds from issuances of common stock, net                            7,710,000                   -            921,000
        Repayments of notes payable and long-term obligations                 (12,003,000)         (2,140,000)        (6,363,000)
        Proceeds from issuance of preferred stock, net                          7,767,000                   -                  -
        Proceeds from collection of note receivable                                     -             140,000                  -
        Proceeds from issuances of European Notes, net of issuance costs                -                   -          2,327,000
        Rights Offering costs                                                           -                   -           (366,000)
        Treasury shares purchased                                                (453,000)           (980,000)           (19,000)
        Payments for financing costs                                             (551,000)                  -                  -
                                                                         ----------------   -----------------    ---------------
            Net cash provided by (used in) financing activities                 2,470,000          (2,980,000)         1,389,000
                                                                         ----------------   -----------------    ---------------

Net decrease in cash and temporary investments                                 (5,849,000)        (11,240,000)        (2,146,000)

Cash and temporary investments at beginning of year                            25,612,000          19,763,000          8,523,000
                                                                         ----------------   -----------------    ---------------
Cash and temporary investments at end of year                            $     19,763,000   $       8,523,000          6,377,000
                                                                         ================   =================    ===============

       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these Statements.

                            HARKEN ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation and Presentation -- The Consolidated Financial Statements include the accounts of Harken Energy Corporation (a Delaware corporation) and all of its wholly-owned and majority-owned subsidiaries ("Harken") after elimination of significant intercompany balances and transactions. Data is as of December 31 of each year or for the year then ended and dollar amounts in tables are in thousands unless otherwise indicated.

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

        Statement of Cash Flows -- For purposes of the Consolidated Statements of Cash Flows, Harken considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Harken paid cash for interest in the amounts of $5,046,000, $3,720,000 and $2,888,000 during 2000, 2001 and 2002, respectively. All significant non-cash investing and financing activities are discussed in Notes 2, 8 and 9 - Mergers, Acquisitions and Dispositions, Convertible Notes Payable and Stockholders' Equity.

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

        Property and Equipment -- Harken follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, development and production of oil and gas reserves. Gas plants and other property are depreciated on the straight-line method over their estimated useful lives ranging from four to twenty years. Production facilities are depreciated on a units-of-production method.

        In accordance with the full cost accounting method for oil and gas properties, Harken reflected valuation allowances during each of the three years ended December 31, 2002 related to the amount of net capitalized costs of evaluated oil and gas properties in excess of the present value of Harken's oil and gas reserves. See Note 4 - Oil and Gas Properties for further discussion.

        Other Assets -- Harken includes in other assets certain deferred commissions and issuance costs associated with the 5% Senior Convertible Notes due 2003 and the 7% Senior Convertible Notes due 2007, bank credit facility and the rights offering, as well as the cost of oilfield material and equipment inventory. At December 31, 2001, other assets included deferred issuance costs of $771,000, net of $1,612,000 of accumulated amortization, $1,271,000 of oilfield material and equipment inventory and $767,000 of deferred transaction costs primarily related to Global's restructuring. At December 31, 2002, other assets included deferred issuance costs of $2,110,000, net of $1,550,000 of accumulated amortization and $716,000 of oilfield material and equipment inventory.

        Middle American Operations -- Harken's Middle American operations are all conducted through its ownership in Global Energy Development PLC ("Global") (a public limited company registered in England and Wales under the Companies Act (1985) of the United Kingdom) and include oil and gas exploration and development efforts in Colombia, Peru and Panama pursuant to certain Association Contracts and Technical Evaluation Agreements. See further discussion at Note 5
- Middle American Operations. Global accounts for its Middle America activities using the United States dollar as the functional currency as significant exploration expenditures have typically been denominated in U.S. dollars. See further discussion at Notes 4 and 15 -- Oil and Gas Properties and Oil and Gas Disclosures.

        Capitalization of Interest -- Harken capitalizes interest on certain oil and gas exploration and development costs which are classified as unevaluated costs, or which have not yet begun production, and has capitalized interest on certain costs associated with facilities under construction. During 2000, Harken recorded interest expense of $5,353,000, net of $2,536,000 of interest which was capitalized to Harken's oil and gas properties. During 2001, Harken recorded interest expense of $4,435,000, net of $963,000 of interest which was capitalized to Harken's oil and gas properties. During 2002, Harken recorded interest expense of $4,191,000, net of $114,000 of interest which was capitalized to Harken's oil and gas properties.

        General and Administrative Expenses -- Harken reflects general and administrative expenses net of operator overhead charges and other amounts billed to joint interest owners. General and administrative expenses are net of $362,000, $372,000 and $238,000 for such amounts during 2000, 2001 and 2002, respectively.

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

        During the fourth quarter of 1999, Harken identified certain oilfield equipment assets consisting primarily of casing and tubing materials to be used in the drilling of oil and gas wells in Colombia that would not be utilized during 2000 due to a decrease in the planned number of Colombian wells to be drilled as compared to previous drilling plans and made the decision to begin selling such oil field equipment in 2000.

During 2000, Harken reflected a net gain of approximately $351,000 related to the sales of a substantial portion of this oilfield equipment.

        In January 2002, the Costa Rica Constitutional Court rendered a published opinion in a suit that had been filed against another oil and gas operator and the Costa Rican ministry of Environment and Energy ("MINAE") by certain environmental groups. In its opinion, in this case, the Constitutional Court of Costa Rica found, among other issues, that SETENA did not have the current authority to grant environmental permits. In addition, proposed legislation pending in the Costa Rica legislature seeks to abolish the Costa Rica government's rights to grant hydrocarbon exploration contracts. In March 2002, the Costa Rica environmental agency SETENA denied its approval of the requested environmental permit related to Harken's Costa Rica Contract. HCRH has filed an appeal related to this ruling by SETENA. Due to the Costa Rica Constitutional Court decision, discussed above, even though it did not directly involve HCRH, as well as the pending legislation described above, Harken and Global believe that HCRH's appeal to SETENA for reconsideration of its denial of the requested permit, or any similar recourse, will be unsuccessful. Further, political developments in Costa Rica, in the opinion of Harken and Global, severely limit the opportunity for future oil and gas exploration in Costa Rica. These significant adverse developments have resulted in Harken and Global fully impairing its investment in the Costa Rica project in its Consolidated Balance Sheet as of December 31, 2001.

        During 2001, Global also reflected an impairment of approximately $3.2 million related to certain transportation facility costs related to Global's Bolivar Contract area in Colombia, as the carrying value of such facilities was in excess of estimates of future cash flows. Such estimated future cash flows were based on current production levels, future production expectations based on December 31, 2001 reserve estimates, projected locations of future wells to be drilled and the lack of a ready market to purchase such facilities. Harken continues to utilize transportation facilities related to its Alcaravan Contract area. Harken also reflected an impairment of approximately $1.6 million related to certain deferred transaction costs incurred by Global, primarily for certain merger transaction efforts related to the restructuring of Harken's international assets. Such merger transaction efforts were terminated during 2001 and the corresponding transaction costs were charged to earnings.

        During 2001 and 2002, Global reflected an impairment of $620,000 and $400,000, respectively, based on continuing declines in the market on certain Colombia oilfield equipment consisting primarily of casing and tubing materials held by Global. Based on the current low industry demand for such equipment in light of heightened Colombia security concerns, the carrying value of such inventory was in excess of estimated future cash flows from sale or use of such equipment as estimated using third party quotations.

A summary of Harken's Provision for Asset Impairments for the years ended December 31, 2000, 2001 and 2002 are as follows:

                                                    Year Ended December 31,
                                    -------------------------------------------------------
                                                        (in thousands)
                                    -------------------------------------------------------
                                          2000               2001                2002
                                    ----------------  ------------------  -----------------
Colombia Oilfield Equipment         $              -  $              620  $             400
Costa Rica Investment                              -               8,761                  -
Colombia Transportation Facilities                 -               3,161                  -
Transaction Costs                                  -               1,560                  -
                                    ----------------  ------------------  -----------------
                                    $              -  $           14,102  $             400
                                    ================  ==================  =================

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

     Commodity Derivative Financial Instruments -- Harken has entered into certain commodity derivative instruments to mitigate commodity price risk associated with a portion of its natural gas production and cash flows. Effective January 1, 2001, Harken adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" and recognizes all derivatives as assets or liabilities at fair value. For derivatives designated as hedges of forecasted cash flows, Harken records the effective portion of the gain or loss on the derivative as a component of Other Comprehensive Income and reclassifies those amounts to earnings in the period the hedged cash flow affects earnings. Harken records in earnings any gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item. For option and collar derivative contracts, Harken excludes the time value component from the assessment of hedge effectiveness. For derivative instruments not designated as hedging instruments, Harken records the gain or loss in current earnings. For further discussion, see Note 13 -- Hedging Activities.

     Recently Issued Accounting Pronouncements -- In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 is required to be adopted by Harken no later than January 1, 2003, and will require major changes in the accounting for asset retirement obligations, including required decommissioning of oil and gas production platforms, facilities and pipelines. Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period when it is incurred (typically when the asset is installed at the production location). When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related property, plant and equipment. Over time, the liability is accreted for the change in its present value each period, and the initial capitalized cost is depreciated over the useful life of the related asset. Upon adoption of Statement No. 143, Harken will need to adjust its recorded asset retirement obligations to the new requirements using a cumulative-effect approach. All transition amounts are to be measured using Harken's current information, assumptions, and credit-adjusted, risk-free interest rates.

     While the original discount rates used to establish an asset retirement obligation will not change in the future, changes in cost estimates or the timing of expenditures will result in immediate adjustments to the recorded liability, with an offsetting adjustment to property and equipment. Harken is currently assessing and quantifying the potential impact of adopting Statement No. 143. Upon adoption of Statement No. 143, these asset retirement obligations will be required to be recorded, possibly increasing asset retirement liabilities on Harken's consolidated balance sheet.

        In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The rescission of Statement No. 4 will require that gains and losses on extinguishments of debt no longer be presented as extraordinary items in the Statement of Operations, commencing in 2003. All prior periods will be restated in 2003 to reflect this change in presentation.

(2)  MERGERS, ACQUISITIONS AND DISPOSITIONS

        Acquisition of Benz Prospects -- On December 30, 1999, pursuant to a Purchase and Sale Agreement and other related agreements, Harken, along with Harken Gulf Exploration Company, a wholly-owned subsidiary, purchased oil and gas leases covering nine exploration prospect areas (the "Benz Prospects") covering approximately 51,000 net acres plus certain other assets from Benz Energy, Incorporated ("Benz"). The prospects included interests in acreage in the Cotton Valley Reef, Wilcox and Frio Trends in Texas and the Salt Dome and Salt Ridge Basins of Mississippi. In exchange for the prospects, Harken issued 5% convertible notes due 2003 (the "Benz Convertible Notes") with a face value of $12 million, which are convertible into Harken common stock at a conversion price of $29.41, as adjusted, per share and originally were to mature on May 26, 2003. See Note 8 - Convertible Notes Payable for further discussion of the Benz Convertible Notes.

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

        Pursuant to the agreement, in April 2001 Harken issued 263,301 shares of Harken common stock relating to this additional purchase price consideration based on the reserve value of the Benz Prospects as of December 31, 2000 and adjusted the purchase price by approximately $810,000, based on the market value of the shares issued. No such consideration was required based on the reserve value of the Benz Prospects as of December 31, 2001 and 2002. In addition, in connection with the acquisition of the Benz Prospects, Harken entered into a consulting agreement with a former officer of Benz whereby Harken paid a monthly consulting fee of $100,000 through December 31, 2000 in exchange for consulting services related to the Benz Prospects. Such defined consulting services included the development of the Benz Prospects, promoting Benz Prospect interests to third parties, recommending drilling and other exploration efforts concerning the Benz Prospects, and other matters reasonably requested by Harken. At December 30, 1999, the date of the purchase, Harken assigned a purchase price to the Benz Prospects, net of the reversionary interest retained by Benz, of approximately $10,969,000, which was equal to the fair value of the Benz Convertible Notes and was calculated using the borrowing rate of Harken's bank credit facility on the date of the acquisition.

        Sale of Harken Southwest Corporation -- On December 21, 2000, a wholly-owned subsidiary of Harken sold its interest in Harken Southwest Corporation ("HSW") to Rim Southwest Holding Corporation (the "Buyer") for approximately $3,000,000 in cash, subject to certain adjustments. HSW owned and operated interests in a total of 23 oil wells and six gas wells in the Paradox Basin in the Four Corners area of Arizona, Utah and New Mexico and owned a non-operated interest in the Aneth Gas Plant, a gas processing plant located in the Paradox Basin. HSW's operations were primarily concentrated on the 16 million acre Navajo Indian Reservation through two operating agreements with the Navajo Tribe of Indians.

        Sales of Certain Producing Property Interests -- During the fourth quarter of 2000, Harken, through certain wholly-owned subsidiaries, sold its interest in 30 selected oil and gas properties located in New Mexico, Texas and Louisiana for a total of approximately $2,362,000. During 2001, certain wholly-owned subsidiaries of Harken sold certain interests in oil and gas producing properties located in Texas, Arkansas, New Mexico and Louisiana for approximately $13,390,000 cash which was used in part to support Harken's exploration and development activities. In 2002, wholly-owned subsidiaries of Harken sold interests in oil and gas producing properties located in Texas for approximately $2,499,000 and also sold oil and gas mineral interests for approximately $75,000.

        Acquisition of Republic Properties - On January 30, 2002, a wholly-owned subsidiary of Harken signed an agreement to acquire certain property interests (the "Republic Properties") from Republic Resources, Inc. ("Republic"). This acquisition was closed on April 4, 2002 following approval by Republic stockholders and debenture holders. The Republic Properties consist of interests in 16 oil and gas wells in nine fields plus interests in additional prospect acreage located in southern Louisiana and the Texas Gulf Coast region. The Republic Properties were acquired by Harken in exchange for 2,645,500 shares of Harken common stock, which was a value of $2,645,500 on the closing date, plus 79,365 shares issued as a transaction fee in this acquisition. In addition, the Purchase and Sale Agreement provides for contingent additional consideration of cash or additional shares of Harken common stock, or any combination of the two as Harken may decide, to be paid within 45 days after December 31, 2003, based on a defined calculation to measure the appreciation, if any, of the reserve value of the Republic Properties. Since Harken acquired only the oil and gas properties from Republic, the entire purchase price was allocated to the domestic full cost pool.

        Pro Forma Information -- The following unaudited pro forma combined condensed statement of operations for the year ended December 31, 2000 gives effect to the acquisition of the Republic Properties, and the sale of Harken Southwest Corporation and the sale of certain producing property interests consummated during 2000 and 2001 as if each had been consummated at January 1, 2000. The following unaudited pro forma combined condensed statement of operations for the year ended December 31, 2001 gives effect to the acquisition of the Republic Properties and the sale of certain producing property interests consummated during 2001 as if each had been consummated at January 1, 2001. The following unaudited pro forma combined condensed statement of operations for the year ended December 31, 2002 gives effect to the acquisition of the Republic Properties as if it had been consummated at January 1, 2002. See information above for a detailed discussion of each transaction. None of the above transactions generated any gain or loss.

        The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transactions been consummated at the dates indicated, nor are they indicative of future operating results. The unaudited pro forma data does not reflect the effect of the interest income earned from proceeds from asset sales.

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                     HARKEN         PRO FORMA
                                                     ACTUAL        ADJUSTMENTS         PRO FORMA
                                                  ------------    ------------       ------------
Oil and gas revenue                               $     43,177    $     (4,512)(1)   $     33,236
                                                                        (8,829)(2)
                                                                         3,400 (3)
Other revenues                                           1,218               -              1,218
                                                  ------------    ------------       ------------
     Total Revenues                                     44,395          (9,941)            34,454
                                                  ------------    ------------       ------------
Oil and gas operating expenses                          14,379          (1,787)(1)         10,915
                                                                        (2,288)(2)
                                                                           611 (3)
General and administrative expenses, net                13,223            (235)(1)         12,988
Depreciation and amortization                           13,649            (820)(1)         11,344
                                                                        (2,241)(2)
                                                                           756 (3)
Valuation allowance                                    156,411               -            156,411
Interest expense and other, net                          5,297               -              5,297
Charge for European Notes conversion                     2,068               -              2,068
                                                  ------------    ------------       ------------
     Total Expenses                                    205,027          (6,004)           199,023
                                                  ------------    ------------       ------------
Income tax expense                                          39               -                 39
                                                  ------------    ------------       ------------
Loss before extraordinary item                    $   (160,671)   $     (3,937)      $   (164,608)
Extraordinary item, net                                  7,738               -              7,738
                                                  ------------    ------------       ------------
Net loss                                          $   (152,933)   $     (3,937)      $   (156,870)
Preferred stock dividends                                 (376)              -               (376)
                                                  ------------    ------------       ------------
Net loss atributed to common stock                $   (153,309)   $     (3,937)      $   (157,246)
                                                  ============    ============       ============
Basic and diluted loss per common share           $      (9.09)                      $      (8.06)
                                                  ------------                       ------------
Weighted average common shares outstanding          16,863,610                         19,509,110
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

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                   (unaudited)
                                 (in thousands)

                                                                   HARKEN             PRO FORMA
                                                                   ACTUAL            ADJUSTMENTS          PRO FORMA
                                                              ---------------     ----------------     ---------------
Oil and gas revenue                                           $        31,642     $         (3,678)(1) $        30,315
                                                                                             2,351 (2)
Other revenues                                                            781                    -                 781
                                                              ---------------     ----------------     ---------------
     Total Revenues                                                    32,423               (1,327)             31,096
                                                              ---------------     ----------------     ---------------
Oil and gas operating expenses                                         12,204                 (927)(1)          11,700
                                                                                               423 (2)

General and administrative expenses, net                               10,830                    -              10,830
Depreciation and amortization                                          15,254               (1,159)(1)          14,897
                                                                                               802 (2)

Full cost valuation allowance                                          18,669                    -              18,669
Provision for asset impairments                                        14,102                    -              14,102
Interest expense and other, net                                         4,663                    -               4,663
                                                              ---------------     ----------------     ---------------
     Total Expenses                                                    75,722                 (861)             74,861
                                                              ---------------     ----------------     ---------------
Income tax expense                                                        699                    -                 699
                                                              ---------------     ----------------     ---------------
Loss before extraordinary item                                $       (43,998)    $           (466)            (44,464)
Extraordinary item                                                      2,975                    -               2,975
                                                              ---------------     ----------------     ---------------
Net loss                                                      $       (41,023)    $           (466)            (41,489)
Preferred stock dividends                                              (3,178)                   -              (3,178)
                                                              ---------------     ----------------     ---------------
Net loss attributed to common stock                           $       (44,201)    $           (466)            (44,667)
                                                              ===============     ================     ===============
Basic and diluted loss per common share                       $         (2.45)                         $         (2.16)
                                                              ===============                          ===============
Weighted average common shares outstanding                         18,063,584                               20,709,084
                                                              ===============                          ===============

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

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                   (unaudited)
                                 (in thousands)

                                                                  HARKEN             PRO FORMA
                                                                  ACTUAL             ADJUSTMENTS          PRO FORMA
                                                              ---------------     ----------------     ---------------
Oil and gas revenue                                           $        24,989     $            308 (1) $        25,297

Otherprevenuesby (used in) operating activities:                          722                    -                 722
                                                              ---------------     ----------------     ---------------
     Total Revenues                                                    25,711                  308              26,019
                                                              ---------------     ----------------     ---------------
Oil and gas operating expenses                                          9,331                   83 (1)           9,414

General and administrative expenses, net                               10,298                    -              10,298
Depreciation and amortization                                          11,510                  169 (1)          11,679

Litigation and contingent liablility settlements, net                   1,288                    -               1,288

Full cost valuation allowance                                             521                    -                 521
Provision for asset impairments                                           400                    -                 400
Interest expense and other, net                                         5,723                    -               5,723
                                                              ---------------     ----------------     ---------------
     Total Expenses                                                    39,071                  252              39,323
                                                              ---------------     ----------------     ---------------
Income tax expense                                                        237                    -                 237
                                                              ---------------     ----------------     ---------------
Loss before extraordinary item and minority interest                  (13,597)                  56             (13,541)
Minority intrest in loss of subsidiary                                    262                    -                 262
                                                              ---------------     ----------------     ---------------
Loss before extraordinary item                                $       (13,335)    $             56             (13,279)
Extraordinary item                                                      3,528                    -               3,528
                                                              ---------------     ----------------     ---------------
Net loss                                                      $        (9,807)    $             56              (9,751)
Preferred stock dividends                                              (4,110)                   -              (4,110)
                                                              ---------------     ----------------     ---------------
Net loss atributed to common stock                            $       (13,917)    $             56             (13,861)
                                                              ===============     ================     ===============
Basic and diluted loss per common share                       $         (0.64)                                   (0.62)
                                                              ===============                          ===============
Weighted average common shares outstanding                         21,742,163                               22,414,047
                                                              ===============                          ===============

Pro Forma Adjustments - Pro Forma Combined Condensed Statement of Operations - Year Ended December 31, 2002

(1) Pro forma entry to adjust oil and gas revenues, operating expenses and depreciation and amortization to reflect the purchase of the Republic Properties.

(3)  INVESTMENTS

        Included within cash and temporary investments at December 31, 2001 and 2002 are certain investments in money market accounts. The cost of such investments totaled $4,637,000 and $3,250,000 as of December 31, 2001 and 2002, respectively, with cost equal to fair value.

        On December 16, 2002, Harken exchanged 2,000,000 of its shares of Global common stock for 1,232,742 of the redeemable ordinary common shares of New Opportunities Investment Trust PLC ("NOIT"), an investment trust organized under the laws of the United Kingdom (a public limited company admitted for trading on the Alternative Investment Market of the London Stock Exchange). This transaction reduced Harken's ownership in Global from 92.77% to 85.62%. Harken has accounted for the 2,000,000 ordinary shares of NOIT as an investment in available for sale securities in accordance with FAS No. #115 "Accounting for Certain Investment in Debt and Equity Transactions" and has reflected the fair value of the investment as a long term asset included as Investment in Equity Securities at December 31, 2002. As of December 31, 2002, the fair value of the investment, based on the market price of the NOIT common stock, had declined by $499,000, and this decline was determined to be other than temporary. At December 31, 2002, the fair market value of the investment in NOIT was approximately $1,091,000, and the holding loss of $499,000 was included in Interest Expense and Other in December 2002.

        In addition, at December 31, 2001 and 2002, Harken held an investment in 66,903 shares of Benz Series II preferred stock and Benz Convertible Notes with a face value of $3,967,000, but has reflected no carrying value for these securities. See Note 9 - Stockholders' Equity, for a discussion of how Harken acquired these Benz securities.

(4)  OIL AND GAS PROPERTIES

        Harken follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, development and production of oil and gas reserves. Under this method, all costs, including internal costs, directly related to acquisition, exploration and development activities are capitalizable as oil and gas property costs. Harken capitalized $3,196,000, $1,850,000 and $370,000 of internal costs directly related to these activities in 2000, 2001 and 2002, respectively. Such costs include certain office and personnel costs of Harken's international and domestic exploration field offices and do not include any corporate overhead. Harken also accrues costs of dismantlement, restoration and abandonment to the extent that such costs, in the aggregate, are anticipated to exceed the aggregate salvage value of equipment and facilities removed from producing wells and other facilities. See Note 15 -- Oil and Gas Disclosures for further discussion.

        The capitalized costs of oil and gas properties, excluding unevaluated properties, are amortized on a country-by-country basis using a unit-of-production method (equivalent physical units of six Mcf of gas to each barrel of oil) based on estimated proved recoverable oil and gas reserves. Such amortization of U.S. domestic oil and gas properties was $6.43, $9.10 and $8.64 per equivalent barrel of oil produced during 2000, 2001 and 2002, respectively.

        Amortization of certain Colombia oil and gas properties was $9.45, $8.66 and $8.23 per equivalent barrel of oil produced during 2000, 2001 and 2002, respectively. The evaluated costs, net of accumulated depreciation and amortization, at December 31, 2001 and 2002 include $12,623,000 and $11,273,000, respectively, related to Colombia. See Note 5 - Middle American Operations for a discussion of Colombian operations.

        Amortization of unevaluated property costs begins when the properties become proved or their values become impaired. Harken assesses realizability of unevaluated properties on at least an annual basis or when there has been an indication that an impairment in value may have occurred, such as for a relinquishment of Global's Colombian Association Contract acreage. Impairment of unevaluated prospects is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of Harken to obtain funds to finance such exploration and development.

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

        During the fourth quarter of 2002, Harken recorded non-cash full-cost valuation allowances totaling $521,000 related to a portion of Global's Peru and Panama unevaluated property costs. Global has no proved reserves associated with the Peru or Panama Technical Evaluation Agreements.

        During the fourth quarter of 2001, Harken recorded non-cash valuation allowances of $14,353,000 related to its domestic oil and gas properties and $4,316,000 related to its Colombian oil properties. The valuation allowances were based upon the present value, discounted at ten percent, of Harken's future net cash flows associated with proved oil and gas reserves, which declined due to reduced oil and gas prices at December 31, 2001. Prices at December 31, 2001 were based on NYMEX prices of $19.84/barrel and $2.57/mmbtu.

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

(5)  MIDDLE AMERICAN OPERATIONS

        Harken's Middle American operations are conducted through its ownership in Global. Global's ordinary shares are listed for trading on the AIM Exchange in London. Effective March 25, 2002, Harken's ownership in Global decreased from 100% to 92.77% when Global sold 7.23% of its shares to 22 investors. The placement to these investors consisted of 2,021,902 shares at a cost of approximately $0.70 per share, of which less than 1% was purchased, at the offering price, by certain officers, directors and employees of Harken and Global and a family member, in exchange for approximately $1,436,000 in cash. Global is seeking additional financing and may effect acquisitions using shares of its newly listed ordinary shares. In addition, Harken may elect to sell or otherwise dispose of additional shares of Global owned by Harken, for cash or otherwise. The issuance of shares by Global has been accounted for by Harken within stockholders' equity, by reducing additional paid-in capital by $1,984,000 related to the corresponding minority interest and offsetting proceeds of approximately $1,436,000 received from transaction costs of $1,181,000, of which $520,000 were incurred in 2002 and the remaining in 2001. During December 2002, Harken exchanged 2,000,000 common shares of Global for 1,232,742 common shares of NOIT which further reduced Harken's ownership of Global to approximately 85.62%. In connection with the issuance to Lyford of certain promissory notes, Lyford received warrants to purchase 7,000,000 shares held by Harken of Global at a price of 50 pence per share. These warrants expire in 2005.

        Colombian Operations - Global's Colombian operations are conducted through Harken de Colombia, Ltd., a wholly-owned subsidiary of Global, which held four exclusive Colombian Association Contracts with Empresa Colombiana de Petroleos ("Ecopetrol") as of December 31, 2002. These Association Contracts include the Alcaravan Contract, awarded in 1992, the Bocachico Contract, awarded in 1994, the Bolivar Contract, awarded in 1996, and the Cajaro Contract, awarded in December 2001 and effective February 2002. As of December 31, 2002, the Alcaravan Contract covers an area of approximately 24,000 acres in the Llanos Basin of Eastern Colombia. The Bocachico Contract covers approximately 54,700 acres in the Middle Magdalena Valley of Central Colombia and the Bolivar Contract covers an area of approximately 124,000 acres in the Northern Middle Magdalena Valley of Central Colombia. The Cajaro Contract covers approximately 83,000 acres in the Llanos Basin of Eastern Colombia, adjacent to the Alcaravan Contract area.

        Terms of each of the Association Contracts commit Global to perform certain activities in accordance with a prescribed timetable. As of December 31, 2002, Global was in compliance with the requirements of each of the Association Contracts, as amended and/or waived. Global has fulfilled all of the work requirements for the first four years of the Bocachico Contract and agreed with Ecopetrol to amend the Bocachico Contract whereby the remaining work requirements for the fifth and sixth year were transferred to Global's Cajaro Association Contract.

        Under the terms of the Association Contracts, if, during the first six years of each contract, Global discovers one or more fields capable of producing oil or gas in quantities that are economically exploitable and Ecopetrol elects to participate in the development of the field, or Global chooses to proceed with the development on a sole-risk basis, the term of that contract will be extended for a period of 22 years from the date of such election by Ecopetrol, subject to the entire term of the Association Contract being limited to no more than 28 years. Upon an election by Ecopetrol to participate in the development of a field and upon commencement of production from that field, Ecopetrol would begin to reimburse Global for 50% of Global's successful well costs expended up to the point of Ecopetrol's participation plus, in the case of the Bolivar and Cajaro Contracts, 50% of all seismic and dry well costs incurred prior to the point of Ecopetrol's participation. Ecopetrol, on behalf of the Colombian government, receives a 20% royalty interest (5% to 25% royalty interest on the Cajaro Contract depending on production levels) from all production. For fields in which Ecopetrol participates, all production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Global until cumulative production from all fields (or the particular productive field under certain of the Association Contracts) in the Association Contract acreage reaches 60 million barrels of oil. For certain Association Contracts, as cumulative production increases in excess of 60 million barrels of oil, Ecopetrol's share of production will increase progressively (to a maximum of 75% under certain of the Association Contracts) with a corresponding decrease in Global's share of production. After a declaration of Ecopetrol's participation,

Global and Ecopetrol will be responsible for all future development costs and operating expenses in direct proportion to their interest in production. For any fields in which Ecopetrol declines to participate, Global is entitled to receive Ecopetrol's 50% share of production, after deduction of Ecopetrol's royalty interest, until Global has recovered 200% of its costs, after which time Ecopetrol could elect to begin to receive 50% working interest share of production.

        Global has proved reserves attributable to three of its contracts, the Alcaravan, Bolivar and Bocachico Contracts. In the Alcaravan Contract, Global has proved reserves in the Palo Blanco and Anteojos field, and in the Bolivar Contract, Global has proved reserves in the Buturama field. In the Bocachico Contract, Global has proved reserves in the Rio Negro field. Global submitted an application to Ecopetrol for their participation in all of these fields. In 2001, Global was notified by Ecopetrol that Global could proceed with the development and production of the Buturama and Palo Blanco fields on a sole risk basis. In December 1999, Global submitted an application to Ecopetrol for their participation in the Rio Negro field. Global submitted an updated application to Ecopetrol in October 2002, which it plans to review with Ecopetrol in late April 2003.

        Costa Rica Operations -- In August 1999, the Exploration and Production concession contract with the Republic of Costa Rica ("Costa Rica Contract") was signed by MKJ Xploration, Inc. ("MKJ"), which was originally awarded the concession under Costa Rica's bidding process that was finalized in October 1997. In the fourth quarter of 1998, Harken entered into an agreement with MKJ to participate in this anticipated Costa Rica Contract. Global's participation in Costa Rica is structured whereby a wholly-owned subsidiary owns a share of the stock of HCRH, with an affiliate of MKJ owning the remaining stock of HCRH. Through June 30, 2001, Global owned 80% of the stock of HCRH. Under the terms of the agreement between Harken and MKJ, Harken paid approximately $3.7 million of the $4.2 million to be paid to MKJ to purchase its share of the Costa Rica Contract rights from MKJ after an agreement and approval of the assignment was signed and ratified with the Republic of Costa Rica. The remaining $500,000 of this purchase price is to be paid upon the mobilization of the rig related to the initial well to be drilled on the Costa Rica Contract acreage. In June 2000, the assignment of the Costa Rica Contract rights to HCRH was approved by the Costa Rican government. Additionally, $4 million was funded by Global related to the Contract. In July 2001, Global elected not to pay an additional $4 million of funds to be transferred to HCRH, which, in accordance with the contract between Global and MKJ, resulted in Global's ownership in HCRH being reduced from 80% to the current 40% (with MKJ's ownership being increased to 60%) and MKJ consequently assumed operations of HCRH and the Costa Rica Contract. As a result of Global's reduced ownership in HCRH, beginning in July 2001, Harken reflected its investment in HCRH following the equity method of accounting whereby Global's historical cost of its investment was presented as Investment in Equity Investee in its Consolidated Balance Sheets. This presentation represented a change in the accounting for Global's investment in HCRH, which was previously consolidated. Due to the insignificant impact of this change in accounting, no pro forma disclosure is required.

        In January 2002, the Costa Rica Constitutional Court rendered a published opinion in a suit that had been filed against another oil and gas operator and MINAE by certain environmental groups. In its opinion, in this case, the Constitutional Court of Costa Rica found, among other issues, that SETENA did not have the current authority to grant environmental permits. In addition, proposed legislation pending in the Costa Rica legislature seeks to abolish the Costa Rica government's rights to grant hydrocarbon exploration contracts. In March 2002, the Costa Rica environmental agency SETENA denied its approval of the requested environmental permit related to Harken's Costa Rica Contract. HCRH filed an appeal related to this ruling by SETENA. Due to the Costa Rica Constitutional Court decision discussed above, even though it did not directly involve HCRH, as well as the pending legislation described above, Harken and Global believe that HCRH's appeal to SETENA for reconsideration of its denial of the requested permit, or any similar recourse, will be unsuccessful. Further, political developments in Costa Rica, in the opinion of Harken and Global, severely limit the opportunity for future oil and gas exploration in Costa Rica. These significant adverse developments resulted in Harken and Global fully impairing their investment in the Costa Rica project in its Consolidated Balance Sheet as of December 31, 2001.

        Panama Operations -- In September 2001, Global, through a wholly-owned subsidiary, signed a Technical Evaluation Agreement ("Panama TEA") with the Ministry of Commerce and Industry for the Republic of Panama. The Panama TEA covers an area of approximately 2.7 million gross acres divided into three blocks in and offshore Panama. Under the terms of this Panama TEA, which extends for a period of 24 months, Global is to perform certain work program procedures and studies to be submitted to the Panamanian government with an option to negotiate and enter into one or more Contracts for the Exploration and Exploitation of Hydrocarbons with the Ministry of Commerce and Industry.

        Peru Operations -- In April 2001, Global, through a wholly-owned subsidiary, signed a Technical Evaluation Agreement ("Peru TEA") with PeruPetro, the national oil company of Peru. The Peru TEA covers an area of approximately
6.8 million gross acres in northeastern Peru. Under the terms of the Peru TEA, Global has the option to convert the Peru TEA to a seven year exploration contract, with a twenty-two year production period. Terms of the Peru TEA allow Global to conduct a study of the area that will include the reprocessing of seismic data and evaluation of previous well data. Global is currently negotiating with PeruPetro an extension to the Peru TEA, which is currently scheduled to expire in April 2003

(6)  BANK CREDIT FACILITY OBLIGATIONS

        A summary of long-term bank obligations follows:

                                                December 31,       December 31,
                                                   2001                2002
                                              ---------------    ---------------
          Subsidiary notes payable to bank    $     7,937,000    $     5,986,000
          Less: Current portion                             -          2,176,000
                                              ---------------    ---------------
                                              $     7,937,000    $     3,810,000
                                              ===============    ===============

        On August 11, 2000, certain Harken subsidiaries, (the "Borrowers"), entered into a three year loan facility with Bank One Texas, N.A. ("Bank One") which was secured by substantially all of Harken's domestic oil and gas properties and a guarantee from Harken. The Bank One facility provided borrowings limited by a borrowing base (as defined by the Bank One facility), which was $12,400,000 as of December 31, 2001. The Bank One facility provided for interest based on LIBOR plus a margin of 2.350% (4.36625% as of December 31, 2001), payable at the underlying LIBOR maturities or lender's prime rate, and provided for a commitment fee of 0.375% on the unused amount. At December 31, 2001 Harken had $7,937,000 outstanding pursuant to the facility.

        On December 6, 2002, certain Harken subsidiaries, (the "Borrowers") and Harken, entered into a new three year loan facility with Guaranty Bank, FSB ("Guaranty"), which is secured by substantially all of Harken's domestic oil and gas properties and a guarantee from Harken. The Guaranty facility provides for interest based on LIBOR plus a margin of 2.75% (4.16% as of December 31, 2002), payable at the underlying

LIBOR maturities or lender's prime rate, and provides for a commitment fee of 0.50% on the unused amount. The Guaranty facility provides borrowings limited by a borrowing base (as defined by the Guaranty facility) which was $7,100,000 as of December 31, 2002. Such borrowing base, which is net of outstanding letters of credit totaling $1,090,000, is re-determined by Guaranty on May 1 and November 1 of each year in accordance with the facility agreement. The borrowing base is being reduced by $200,000 per month and will be redetermined by Guaranty on May 1, 2003, in accordance with the facility agreement. Due to these scheduled borrowing base reductions and the current outstanding letters of credit, Harken has reflected approximately $2,176,000 of the facility amount as a current liability at December 31, 2002. At December 31, 2002 and March 27, 2003, Harken has $5,986,000 and $5,610,000, respectively, outstanding pursuant to the facility.

        Harken's bank credit facility with Guaranty prohibits cash dividends, loans, advances and similar payments to be made to Harken by the Borrowers. Therefore, the Borrowers will not be able to provide Harken with Funds to be used for the repayment of Harken's debt or for other uses, unless the Borrowers obtain Guaranty's consent. The Guaranty facility requires the Borrowers to maintain certain financial covenant ratios and requirements as calculated on a quarterly basis. Such financial covenant ratios and requirements for the Borrowers include a current ratio, as defined, of not less than 1.0 to 1.0, a maximum liabilities to equity ratio, as defined, of not more than 1.0 to 1.0 and a debt service coverage ratio, as defined, of not less than 1.25 to 1.0. In addition, the agreement requires that general and administrative expenses of the Borrowers must not exceed 30% of the Borrowers' net revenue for the quarter ended December 31, 2002, and 25% for each quarter thereafter. At December 31, 2002, the Borrowers were in compliance with these covenants.

(7)  INVESTOR TERM LOAN

        In July 2002, Harken issued a 10% Term Loan Payable (the "10% Term Loan") in the principal amount of $3,000,000 to Lyford Investments Enterprises Ltd. ("Lyford"), a private investor, in exchange for cash in the principal amount of the 10% Term Loan. The principal of Lyford is Phyllis Quasha, whose son, Alan G. Quasha, is a former member of Harken's board of directors and the former Chairman of Harken. Prior to entering into the 10% Term Loan, Mr. Quasha and his affiliates owned no shares of Harken's common stock. However an affiliate of Mr. Quasha purchased shares in Harken's subsidiary, Global, during that subsidiary's March 2002 offering at the offering price. In August 2002, Harken entered into an amendment of the 10% Term Loan and issued an additional principal amount of $2,000,000 of the 10% Term Loan in exchange for cash in the additional principal amount of the loan. The 10% Term Loan earns interest at 10% per annum with interest payable quarterly through maturity, beginning in December 2002. The 10% Term Loan is unsecured and the principal balances mature July 15, 2005 and August 27, 2005. The 10% Term Loan may be prepaid at any time without penalty and is subject to a mandatory prepayment (i) in whole or in part from up to 60% of the proceeds derived from the sale by Harken of its common stock for cash, and (ii) in whole if certain changes occur in the composition of Harken's board of directors or if an event of default occurs under the 10% Term Loan, as defined. Additionally, pursuant to Harken's standby purchase agreement with Lyford, Lyford may offset the purchase amount to satisfy the principal and interest owing under the 10% Term Loan. (See Note 9 - Stockholders' Equity, for discussion of Rights Offering and Lyford's Standby Purchase Agreement.) The 10% Term Loan also provides that in the event of a default that is not subsequently cured by Harken, the investor may elect to release the amounts due under the 10% Term Loan in exchange for purchasing an amount of shares of Global common stock held by Harken determined by dividing such amounts due by a price which is the lesser of 25 pence or 70% of the closing bid price of Global shares on the AIM Exchange in London.

        Lyford offset a portion of the purchase price of its standby commitment (see Note 9 - Stockholders' Equity, for a discussion of the Standby Commitment) relating to Harken's rights offering to repay in full the outstanding balance plus accrued interest related to the 10% Term Loan. Harken's indebtedness to Lyford under the 10% Term Loan was thereby cancelled on March 20, 2003.

        As additional consideration for the 10% Term Loan, as amended, Harken issued to Lyford warrants to purchase up to a total of 7.0 million shares of Global ordinary shares owned by Harken, at a price of 50 pence per share. These warrants constitute approximately 29% of Harken's holdings of Global shares. At March 27, 2003, the market price of Global ordinary shares on the Alternative Investment Market of the London Stock Exchange was 52 pence per share. The warrants will expire on October 13, 2005, 90 days after the originally scheduled maturity date of the 10% Term Loan. Harken has accounted for the warrants to purchase up to 7.0 million shares of Global shares owned by Harken as a derivative in accordance with SFAS No. 133 and accordingly has reflected the fair value of the warrants as a liability in the consolidated balance sheet. Such liability shall be reflected in future periods at the fair value of the derivative, based on the underlying market price of Global common stock, and the corresponding gain or loss related to the change in derivative fair value will be reflected in earnings. The issuance of the warrants is considered to be a debt issuance cost and is amortized over the life of the 10% Term Loan. As the 10% Term Loan was paid in full on March 20, 2003, these debt issuance costs will be fully amortized in the first quarter of 2003.

(8)  CONVERTIBLE NOTES PAYABLE

        A summary of convertible notes payable is as follows:

                                     December 31,             December 31,
                                         2001                    2002
                                 --------------------    ------------------
         5% European Notes        $       40,980,000     $       29,030,000
         7% European Notes                         -             11,106,000
         Benz Convertible Notes           10,408,000              5,545,000
                                 --------------------    ------------------
                                          51,388,000             45,681,000
         Less: Current portion                     -             34,575,000
                                 --------------------    ------------------
                                 $        51,388,000     $       11,106,000
                                 ====================    ==================

See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

        Although Harken management is actively pursuing negotiated transactions to restructure the 5% European Notes and the Benz Convertible Notes (collectively referred to as the "5% Notes"), no assurance can be given that Harken will be able to redeem them for cash pursuant to their terms or repurchase them for cash and/or other securities or property. In this event, Harken presently intends to satisfy its obligations under the 5% Notes by redeeming them in exchange for Harken common stock at their maturity. Under the terms of the 5% Notes, if Harken elected to redeem the 5% Notes for shares of its common stock, each note would be converted into a number of shares of Harken common stock equal to 115% of the principal amount of the note to be redeemed, plus accrued and unpaid interest thereon to the date of redemption, divided by the average market price of the stock over the 30 calendar days immediately preceding the date of the notice of redemption (the "Redemption Price"). Such Redemption Price is calculated at the time Harken issues its notice of redemption, which is to be given no less than 30 days, and no more than 60 days, prior to the date of redemption.

        The redemption of 5% Notes by converting them into common stock could result in substantial dilution of the existing Harken common stock. In addition, the number of new shares to be issued could result in a change of control of Harken. For example, if notes had been redeemed on March 27, 2003, with an estimated Redemption Price of $0.20, for every $1,000,000 of 5% Notes converted at this price, Harken would have been required to issue to the noteholders approximately 5.75 million shares of common stock. If all of the 5% Notes had been converted at this price on March 27, 2003, the noteholders would have received an aggregate of approximately 113.7 million shares of common stock and, collectively, could control over 53% of Harken's common stock. The number of shares that might be issued in this regard will vary significantly depending upon the average market price of Harken's common stock over the 30 days preceding the redemption notice, and the amount of 5% Notes to be redeemed.

        At its annual stockholder meeting held January 29, 2003, Harken received stockholder approval in connection with the potential issuance of Harken common stock to redeem up to $20 million of the 5% European Notes, in accordance with guidelines of the American Stock Exchange that apply to transactions involving the potential issuance below market value of at least 20% of a company's outstanding shares. Depending on the remaining principal amount of notes to be redeemed at maturity for common stock and the average market price of Harken's common stock at the time of redemption, the redemption of the remaining principal balance of the Benz Convertible Notes could likewise require stockholder approval. If Harken's common stock is delisted from the American Stock Exchange for any reason and Harken is deemed not to have used its "best efforts" to maintain such listing, Harken would be in default under its 5% European Notes and, as a result of cross-default provisions, its other debt obligations.

        In addition, if Harken's stock price were to decline significantly, Harken's ability to convert a substantial amount of the 5% Notes into common stock could be limited by the number of authorized but unissued shares of Harken common stock. If there were an insufficient number of shares of common stock to redeem all of the then-outstanding 5% Notes, Harken would have to obtain stockholder approval to increase its authorized common stock before it could redeem all such 5% Notes into common stock. Absent such stockholder approval, Harken would have to otherwise restructure the then-outstanding 5% Notes, or pay such 5% Notes at maturity. There can be no assurance that, in such an event, Harken would be successful in restructuring its obligations under the then-outstanding 5% Notes, or would have available sufficient funds to pay such 5% Notes, in cash, upon maturity. In addition, due to cross-default provisions in Harken's 5% Notes and 7% European Note agreements and the promissory note dated March 18, 2003 in the principal amount of $1,705,000 issued to Waverley Investments Limited, substantially all of Harken's debt obligations would become due in full if any debt is in default.

        5% European Notes -- On May 26, 1998, Harken issued a total of $85 million of its 5% Senior Convertible Notes due 2003 (the "5% European Notes"), which mature on May 26, 2003. Such 5% European Notes were originally convertible into shares of Harken common stock at a conversion price of $65.00 per share, subject to adjustment in certain circumstances. In January 2003, such conversion price was adjusted to $62.58 per share, and following the February 2003 announcement of the terms of the rights offering, the conversion price was adjusted to $45.22 per share, effective January 31, 2003. Since issuance, Harken has repurchased or exchanged to date an aggregate of $70,890,000 principal amount of the 5% European Notes. As of March 27, 2003, the outstanding principal balance of the 5% European Notes was $14,110,000. The 5% European Notes are listed on the Luxembourg Stock Exchange and had an aggregate market value of approximately $17,400,000 as of December 31, 2002.

        Interest incurred on the 5% European Notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are redeemed, converted or purchased by Harken prior to their maturity. The 5% European Notes may be redeemed for cash, at Harken's option, at par, in whole or in part, at any time after May 26, 2002, upon not less than 30 days notice to the holders. In addition, beginning November 26, 2002, Harken may redeem up to 50% of the 5% European Notes then outstanding in exchange for shares of Harken common stock. At maturity, on May 26, 2003, Harken may similarly redeem all remaining outstanding 5% European Notes for shares of Harken common stock. If Harken elects to redeem the 5% European Notes for shares of its common stock, each note will be redeemed for a number of shares of Harken common stock equal to 115% of the principal amount of the note to be redeemed, plus accrued and unpaid interest thereon to the date of redemption, divided by the average market price of the stock over the 30 calendar days immediately preceding the date of the notice of redemption (the "Redemption Price"). Such Redemption Price is calculated at the time Harken issues its notice of redemption, which is to be given no less than 30 days, and no more than 60 days, prior to the date of redemption.

        During 2002, Harken repurchased $2,120,000 in principal amount of the 5% European Notes from certain holders thereof in exchange for approximately $1,347,000 in cash only, plus transaction costs. Associated with these repurchases for cash only, Harken has reflected an extraordinary item gain of $767,000 from the cash purchase of outstanding 5% European Notes in the accompanying Consolidated Statements of Operations. In addition, Harken exchanged an aggregate of $2,850,000 principal amount of the 5% European Notes for $1,152,000 principal amount of Harken's 7% Senior Convertible Notes (the "7% European Notes") due 2007, and $1,223,000 in cash paid to Harken and recognized an extraordinary item gain of $123,000 related to these transactions. Also, during 2002, Harken exchanged an aggregate $6,980,000 principal amount of the 5% European Notes for $6,280,000 principal amount of Harken's 7% European Notes due 2007 and $455,000 in cash paid by Harken. No extraordinary item gain or loss was recognized in this transaction pursuant to EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments." Accordingly, the initial carrying value of the newly-issued 7% European Notes is equal to the carrying value of the exchanged 5% European Notes net of the $455,000 cash paid by Harken. Such initial carrying value of the 7% European Notes will be accreted to the full cash flow amount due under the 7% European Notes over the term of such notes.

        On January 28, 2003, Harken exchanged a total of $1,420,000 principal amount of 5% European Notes for $1,420,000 principal amount of 7% European Notes due 2007. On February 13, 2003, Harken issued $1,600,000 in principal amount of 7% European Notes due 2006, to certain investors (the "Investors") in exchange for $2,000,000 in principal amount of the 5% European Notes. Harken also entered into an Option Agreement with the Investors, dated February 13, 2003, that provides for a call option in favor of Harken and a put option in favor of the Investors. Additionally, on March 18, 2003, Harken entered into an option agreement with HBK Master Fund L.P. ("HBK") that provides for a call option in favor of Harken and a put option in favor of HBK. On March 26 and 27, 2003, Harken exercised, respectively, both of these call options. Pursuant to this exercise, the Investors and HBK sold an aggregate of $11.5 million principal amount of 5% European Notes at an aggregate cash option prices of approximately $6.9 million plus accrued and unpaid interest through the date of payment. As a result of Harken's exercise of these call options, the respective put options with the Investors and HBK terminated.

        7% European Notes -- On June 18, 2002, Harken issued to certain holders of Harken's securities $2,025,000 principal amount of its 7% Senior Convertible Notes (the "7% European Notes") due 2007 in exchange for approximately $1,025,000 in cash and 10,000 shares of Harken's Series G1 Preferred Stock owned by such holders. On June 19, 2002, Harken issued to certain holders of Harken's securities an additional $2,025,000 principal amount of the 7% European Notes in exchange for approximately $1,725,000 in cash and 3,000 shares of Harken's Series G1 Preferred Stock owned by such holders. Also, in 2002, Harken issued an additional total of $7,432,000 principal amount of the 7% European Notes due 2007 in connection with the exchange transactions involving certain of the 5% European Notes described in the preceding paragraphs. Additionally, on March 18, 2003, Harken issued $3,410,000 in principal amount of the 7% European Notes due 2007 and a promissory note in principal amount of $1,705,000 (the "Waverley Note") due September 1, 2003 to Waverley Investments Limited ("Waverley") in exchange for 17,050 shares of Harken's Series G-1 convertible preferred stock owned by an affiliate of Waverley, and $3,410,000 in cash. The Waverley Note will only bear interest during the period of any default. The Waverley Note may be redeemed for cash at Harken's option, at par, in whole or in part, upon not less than 30 days notice to the holders. The Waverley Note may be redeemed for shares on September 1, 2003. If Harken elects to redeem the Waverley Note for shares of its common stock, the note will be redeemed for a number of shares of Harken common stock equal to 100% of the principal amount of the note to be redeemed, plus default interest, if any, divided by the average market price of the common stock over all stock exchange business days during August 2003. As of March 27, 2003, Harken has issued a total of approximately $17.9 million in principal of the 7% European Notes, of which approximately $1.6 million mature on June 30, 2006 and approximately $16.3 mature on March 31, 2007.

        7% European Notes due 2007 -- The 7% European Notes due 2007 mature on March 31, 2007 and rank equal to the 5% European Notes. Interest incurred on the 7% European Notes due 2007 is payable semi-annually in March and September of each year to maturity or until these 7% European Notes are redeemed, converted or purchased by Harken prior to their maturity. Upon the registration of the underlying Harken common stock issuable upon conversion, the 7% European Notes due 2007 are convertible into shares of Harken common stock at an initial conversion price of $0.50 per share, subject to adjustment in certain circumstances (the "2007 7% European Note Conversion Price"). Following the February 2003 announcement of the terms of the rights offering, the 2007 7% European Note Conversion Price was adjusted to $0.36 per share, effective January 31, 2003, for all 7% European Notes due 2007 then outstanding. The 7% European Notes due 2007 are also convertible by Harken into shares of Harken common stock if, for any period of 30 consecutive days commencing upon registration of the underlying conversion shares, the average of the closing prices of Harken common stock for each trading day during such 30-day period shall have equaled or exceeded 125% of the 2007 7% European Note Conversion Price (or $0.45 per share of Harken common stock effective January 31, 2003).

        The 7% European Notes due 2007 may be redeemed at Harken's option, at any time and from time to time, in whole or in part, for cash equal to the outstanding principal and accrued interest to the date of redemption, upon not less than 30 days notice to the noteholders. In addition, beginning March 31, 2006, Harken may redeem up to 50% of the outstanding 7% European Notes due 2007 for shares of Harken common stock, and at maturity, on March 31, 2007, Harken may similarly redeem all remaining outstanding 7% European Notes due 2007 for shares of Harken common stock, in each case upon not less than 30 days notice to the noteholders. If Harken elects to redeem the 7% European Notes due 2007 for shares of its common stock, each note will be redeemed for a number of shares of Harken common stock equal to 110% of the principal value of the notes to be redeemed, plus accrued and unpaid interest thereon to the date of redemption, divided by the average market price of the stock over the 120 business days immediately preceding the date of the notice of redemption.

        7% European Notes due 2006 -- The 7% European Notes due 2006 mature on June 30, 2006 and also rank equal to the 5% European Notes. Interest incurred on the 7% European Notes due 2006 is payable semi-annually in June and December of each year to maturity or until the 7% European Notes due 2006 are redeemed, converted or purchased by Harken prior to their maturity. Upon the registration of the underlying Harken common stock issuable upon conversion, the 7% European Notes are convertible into shares of Harken common stock at an initial conversion price of $0.40 per share, subject to adjustment in certain circumstances. The initial conversion price will be reset on February 2, 2004 to equal 115% of the averge market price of Harken common stock for the 20 business days immediately preceding such date. The 7% European Notes due 2006 may be redeemed at Harken's option, at any time and from time to time, in whole or in part, for cash equal to the outstanding principal and accrued interest to the date of redemption, upon not less than 30 days notice to the noteholders.

        Benz Convertible Notes -- On December 30, 1999, Harken issued $12,000,000 principal amount of the Benz Convertible Notes in exchange for certain prospects acquired from Benz Energy, Incorporated. The Benz Convertible Notes originally were to mature on May 26, 2003. In March 2000, the maturity date of certain of the Benz Convertible Notes was extended to November 26, 2003. The Benz Convertible Notes were originally convertible into shares of Harken common stock at a conversion price of $65.00 per share, subject to adjustment in certain circumstances. Following the February 2003 announcement of the terms of the rights offering, the conversion price for the Benz Convertible Notes was adjusted to $29.41 per share, effective January 31, 2003. In July 2002, pursuant to the terms of the Benz Convertible Notes, Harken elected to redeem Benz Convertible Notes with a principal amount of approximately $1,135,000 for 2,000,000 shares of Harken common stock. In August 2002, Harken repurchased approximately $4,071,000 principal amount of Benz Convertible Notes from a holder for $1,231,000 in cash and recognized an extraordinary item gain of approximately $2.8 million on this transaction. Harken has repurchased or redeemed to date approximately $6.3 million principal amount of the Benz Convertible Notes for cash and/or common stock. As of March 27, 2003, the outstanding principal balance of Benz Convertible Notes was approximately $5,669,000 with a maturity date of November 26, 2003.

        The Benz Convertible Notes bear interest at 5% per annum, payable semi-annually in May and November of each year until maturity or until the Benz Convertible Notes are redeemed, converted or purchased by Harken prior to their maturity. Beginning November 26, 2002, Harken may redeem up to 50% of the Benz Convertible Notes then outstanding in exchange for shares of Harken common stock. At maturity, on November 26, 2003, Harken may similarly redeem all remaining outstanding Benz Convertible Notes for shares of Harken common stock. If Harken elects to redeem the Benz Convertible Notes for shares of its common stock beginning November 26, 2002, each note will be redeemed for a number of shares of Harken common stock equal to 115% of the principal amount of the note to be redeemed, plus accrued and unpaid interest thereon to the date of redemption, divided by the average market price of the stock over the 30 calendar days immediately preceding the date of the notice of redemption (the "Redemption Price"). Such Redemption Price is calculated at the time Harken issues its notice of redemption, which is to be given no less than 30 days, and no more than 60 days, prior to the date of redemption.

        Harken has experienced recurring net losses attributed to common stock of approximately $9.8 million, $44.2 million and $153.3 million during the years ended December 31, 2002, 2001 and 2000, respectively. Additionally, at December 31, 2002, Harken has a net working capital deficit of approximately $33 million. Harken's working capital is primarily negative at December 31, 2002 because approximately $34.7 million of the 5% European Notes and Benz Convertible Notes (collectively, the "5% Notes") are due in 2003. On

March 18, 2003, Harken also issued the Waverley Note, which matures on September 1, 2003. Harken's management has been actively working to repurchase and/or restructure the indebtedness represented by the 5% Notes in advance of their scheduled maturity dates in 2003. Since December 31, 2002 and as of March 27, 2003, Harken has repurchased, restructured or redeemed an aggregate of approximately $14.9 million principal amount of the 5% Notes. As a result, as of March 27, 2003, the remaining aggregate principal amount of the 5% Notes and the Waverley Note was approximately $21.5 million.

        Currently, Harken does not have sufficient funds to pay the 5% Notes and the Waverley Note in cash upon maturity. However, Harken plans to continue to actively pursue negotiated transactions whereby Harken would repay its obligations under the 5% Notes by cash or redeeming or restructuring them in exchange for Harken securities. Harken also intends to repay the Waverley Note in cash prior to or upon maturity of the Waverley Note. To the extent the 5% Notes and the Waverley Note remains outstanding upon maturity, Harken would plan to satisfy its remaining obligations under the 5% Notes and the Waverley Note by redeeming them in exchange for Harken common stock.

        Although there can be no assurances, Harken believes that it will repurchase and restructure a sufficient amount of the 5% European Notes to enable Harken to redeem the remaining principal balance of the 5% European Notes upon maturity for Harken common stock without requiring additional authorized shares. However, depending on Harken's success in repurchasing or restructuring the 5% European Notes and the price of its common stock, Harken may not have a sufficient number of authorized but unissued shares of Harken common stock to redeem the remaining 5% European Notes for common stock. Harken has, therefore, included a proposal to increase its authorized common stock in the preliminary proxy statement for its annual stockholders meeting scheduled to be held on or about May 16, 2003. Harken plans to propose an increase in the number of authorized shares sufficient to redeem the 5% European Notes. Additionally, Harken plans to include in this increase a number of authorized shares that, based on the current market price of Harken common stock, at a minimum, should be sufficient to redeem the Benz Convertible Notes. Lyford, who owns 62% of Harken's common stock (see Note 9--Stockholders' Equity), has indicated to Harken that it will vote all of its shares of common stock in favor of approval of the proposal to increase the authorized shares of common stock. Therefore, Harken believes that it will have a sufficient number of authorized shares of common stock to allow Harken to redeem the 5% European Notes and the Benz Convertible Notes. In addition, Harken and certain of its domestic subsidiaries obtained new financing with the Guaranty credit facility in December 2002 and are in compliance with all debt covenants at December 31, 2002. Harken also expects cash flows from operations to be positive for 2003 after considering required and discretionary capital expenditures and other commitments, including the repayment of the Waverley Note. While there can be no assurance that all of these events will occur exactly as planned, the combination of these factors remove substantial doubt about the Harken's ability to continue as a going concern.

        At December 31, 2002, the approximate carrying amount and estimated fair value of Harken's non-traded fixed-rate short-term and long-term debt is as follows:

                                            Carrying
                                              Amount          Fair Value
                                          --------------    --------------

            7% European Notes due 2007    $   11,106,000    $   12,808,000
            Benz Convertible Notes             5,545,000         5,715,000
                                          --------------    --------------
                                          $   16,651,000    $   18,523,000
                                          ==============    ==============

         The fair value of Harken's non-traded fixed-rate short-term and long-term debt is based on the discounted cash flows of principal and interest using Harken's current incremental borrowing rate.

(9)  STOCKHOLDERS' EQUITY

        Reverse Stock Split -- On November 7, 2000, Harken effected a one-for-ten reverse stock split that has been retroactively reflected in the consolidated financial statements.

        Common Stock -- Harken currently has authorized 225,000,000 shares of $.01 par common stock. At December 31, 2001 and 2002, Harken had issued 18,713,038 shares and 25,447,804 shares, respectively.

        Treasury Stock -- At December 31, 2001 and 2002, Harken had 542,900 and 605,700 shares respectively, of treasury stock. During 2000, Harken cancelled all of the 215,300 shares of treasury stock it held as of December 31, 1999. In addition, during 2000, Harken purchased 89,750 shares of Harken common stock at a cost of approximately $453,000. During 2001, Harken purchased 453,150 shares of Harken common stock at a cost of approximately $980,000. During 2002, Harken purchased 62,800 shares of Harken common stock at a cost of approximately $19,000.

        Series G1 Preferred Stock -- In 2000, Harken's Board of Directors approved the authorization and issuance of up to 700,000 shares of a new series of convertible preferred stock. The Series G1 Convertible Preferred Stock (the "Series G1 Preferred"), which was issued in October 2000, has a liquidation value of $100 per share, is non-voting, and is convertible at the holder's option into Harken common stock at a conversion price of $12.50 per share, subject to adjustment in certain circumstances (the "Series G1 Preferred Conversion Price"). The Series G1 Preferred is also convertible by Harken into shares of Harken common stock if for any period of twenty consecutive trading days, the average of the closing prices of Harken common stock during such period shall have equaled or exceeded the Target Price. Such Target Price shall initially be defined as the Series G1 Preferred Conversion Price multiplied by 110% (or $13.75 per share of Harken common stock) and shall be reduced by an additional $1.10 per share on each anniversary of the closing date, but not less than a minimum Target Price of $8.10 per share of Harken common stock.

        The Series G1 Preferred holders shall be entitled to receive dividends at an annual rate equal to $8 per share when, as and if declared by Harken's Board of Directors. All dividends on the Series G1 Preferred are cumulative and payable semi-annually in arrears, payable on June 30 and December 30. At Harken's option, dividends may also be payable in Harken common stock valued at $12.50 per share. The Series G1 Preferred dividend and liquidation rights shall rank junior to all claims of creditors, including holders of outstanding debt securities, but senior to Harken common stockholders and to any subsequent series of Harken preferred stock, unless otherwise provided, except for the Series G2 Preferred, which shall rank equal to the Series G1 Preferred. As of December 31, 2002, Harken had accrued approximately $6,289,000 of dividends in arrears related to the Series G1 Preferred stock, approximately $15.62 per share of such preferred stock outstanding. During 2002, Harken's Board of Directors declared that a dividend be paid on all accrued and unpaid dividends as of December 31, 2002 payable to holders of Harken Series G1 Preferred and Series G2 Preferred, such dividend to be paid with shares of Harken common stock. As of the record date for the dividends,

December 26, 2002, there were 402,688 shares of Series G1 Preferred outstanding. In January 2003, a total of 586,755 shares of Harken common stock were paid to holders of Series G1 Preferred.

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

        During 2000, Harken received consideration consisting of approximately $7,767,000 cash, 43,523 shares of Benz Series II preferred stock having a face value of $4,352,300 and Benz Convertible Notes with a face value of $3,555,000 in exchange for 158,155 shares of Series G1 Preferred which were issued in October 2000. No value has been assigned to the Benz securities held by Harken. An additional 11,160 shares of Series G1 Preferred were issued during 2000 as part of the transaction costs associated with the issuance.

        As discussed in Note 8 - Convertible Notes Payable, during May 2001, Harken issued 325,150 additional newly-issued shares of Series G1 Preferred stock in exchange for 5% European Notes in the face amount of $9,000,000.

        During 2001, holders of 48,048 shares of Series G1 Preferred stock elected to exercise their conversion option, and such holders were issued 415,053 shares of Harken common stock. In 2002, holders of 24,279 shares of Series G1 Preferred stock elected to exercise its conversion option, and such holders were issued 219,862 shares of Harken common stock.

        During June 2002, Harken received 13,000 shares of Series G-1 Preferred stock along with cash in exchange for 7% European Notes due 2007. Subsequent to December 31, 2002, Harken received 17,050 shares of Series G-1 Preferred stock along with cash in exchange for 7% European Notes and the Waverley Note. See
Note 8 - Convertible Notes Payable for further discussion of these transactions.

        Series G2 Preferred Stock -- As discussed in Note 8 - Convertible Notes Payable, in July 2001, Harken issued 95,800 shares of a new series of convertible preferred stock, the Series G2 Preferred, in exchange for 5% European Notes in the face amount of $9,580,000. Harken's Board of Directors approved the authorization and issuance of up to 100,000 shares of Series G2 Preferred, which has a liquidation value of $100 per share, is non-voting, and is convertible at the holder's option into Harken common stock at a conversion price of $3.00 per share, subject to adjustment in certain circumstances (the "Series G2 Preferred Conversion Price"). The Series G2 Preferred is also convertible by Harken into shares of Harken common stock if for any period of twenty consecutive calendar days, the average of the closing prices of Harken common stock during such period shall have equaled or exceeded $3.75 per share.

        The Series G2 Preferred holders shall be entitled to receive dividends at an annual rate equal to $8 per share when, as and if declared by the Harken Board of Directors. All dividends on the Series G2 Preferred are cumulative and payable semi-annually in arrears, payable on June 30 and December 30. At Harken's option, dividends may also be payable in Harken common stock at $3.00 per share of Harken common stock. The Series G2 Preferred dividend and liquidation rights shall rank junior to all claims of creditors, including holders of outstanding debt securities, but senior to Harken common stockholders and to any subsequent series of Harken preferred stock, unless otherwise provided. The Series G2 Preferred shall rank equal to the Series

G1 Preferred. At December 31, 2002, Harken had accrued approximately $1,080,000 of dividends in arrears related to the Series G2 Preferred stock, approximately $11.59 per share of such preferred stock outstanding. During 2002, Harken's Board of Directors declared that a dividend by paid of all accrued and unpaid dividends payable as of December 31, 2002 to holders of Harken Series G1 Preferred and Series G2 Preferred, such dividend to be paid with shares of Harken common stock. As of the record date for the dividends, December 26, 2002, there were 93,150 shares of Series G2 Preferred outstanding. In January 2003, a total of 360,010 shares of Harken common stock were paid to holders of Series G2 Preferred.

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

        During 2001, a holder of 500 shares of G2 Preferred stock elected to exercise its conversion option, and such holder was issued 16,822 shares of Harken common stock. In 2002, holders of 2,150 shares of G2 Preferred stock elected to exercise their conversion option, and such holders were issued 75,598 shares of Harken common stock.

A walk forward of the number of common, preferred and shares held in treasury are as follows:

                                                               Number of Shares
                                            --------------------------------------------------------
    Description                              Preferred G1  Preferred G2      Common       Treasury
----------------------------------------------------------------------------------------------------
Balance at December 31, 1999, (as restated)             -             -     15,571,000      (215,000)
Issuances of common stock                               -             -      1,357,000             -
Issuances of preferred stock                      169,000             -              -             -
Exchange of European Notes                              -             -        300,000             -
Conversion of development finance agreement             -             -        688,000             -
Treasury shares purchased                               -             -              -       (90,000)
Cancellation of treasury shares and other                                     (217,000)      215,000
                                            --------------------------------------------------------
Balance at December 31, 2000                      169,000             -     17,699,000       (90,000)
Issuances of common stock                               -             -        521,000             -
Issuances of preferred stock                      325,000        95,800              -             -
Treasury shares purchased                               -             -              -      (453,000)
Conversions of G1 Preferred                       (48,000)            -        415,000             -
Conversions of G2 Preferred                             -          (500)        17,000             -
Purchase of property interest                           -             -         61,000             -
                                            --------------------------------------------------------
Balance as of December 31, 2001                   446,000        95,300     18,713,000      (543,000)
Issuances of common stock                               -             -      6,439,000             -
Repurchases of preferred stock                    (19,000)            -              -             -
Treasury shares purchased                               -             -              -       (63,000)
Conversions of G1 Preferred                       (24,000)            -        220,000             -
Conversions of G2 Preferred                             -        (2,000)        76,000             -
                                            --------------------------------------------------------
Balance as of December 31, 2002                   403,000        93,300     25,448,000      (606,000)
                                            ========================================================

        Accumulated Other Comprehensive Income -- At December 31, 2002, the balance remaining in Other Comprehensive Income is the accumulated foreign currency translation adjustment of approximately $134,000 relating to prior periods. Since 1998, Harken has accounted for its international operations using the U.S. dollar as the functional currency, and as such, foreign currency gains and losses are reflected in the Statement of Operations.

        Rights Offering -- In February 2003, Harken distributed to holders of its common stock, Series G1 preferred stock, and Series G2 preferred stock, at no charge, nontransferable subscription rights to purchase shares of its common stock. These shares of common stock include preferred stock purchase rights attached to such common stock under the Stockholder Rights Plan (see further discussion below). Such holders received one subscription right for each share of common stock they own (or in the case of the Series G1 preferred stock and Series G2 preferred stock, one subscription right for each share of common stock issuable upon conversion) at the close of business on January 30, 2003. Harken distributed 32,154,867 subscription rights exercisable for up to 72,885,437 shares of common stock.

        Each subscription right entitled the holders to purchase 2.2667 shares of common stock at a subscription price of $0.311 per right (or $0.1372 per share). The subscription rights expired at 12:00 midnight, New York City time, on March 13, 2003. In connection with the rights offering, subscription rights were properly exercised for 13,169,779 shares of common stock for an aggregate purchase price of approximately $1,807,000.

        Standby Purchase Agreement -- On September 6, 2002, Harken entered into a standby purchase agreement with Lyford that defined Harken's rights and obligations, and the rights and obligations of Lyford, (the "Standby Commitment"). This agreement was amended on November 22, 2002. The standby purchase agreement obligated Harken to sell, and required Lyford to subscribe for and purchase from Harken, a number of shares of common stock equal to the Shortfall divided by the subscription price per share. The "Shortfall" is the amount by which $10,000,000 offering amount exceeds the aggregate subscription price to be paid by the stockholders who subscribe for and purchase shares in the offering.

        As compensation to Lyford for its Standby Commitment, Harken paid Lyford a Standby Commitment Fee of $600,000 by issuing 1,714,286 shares of common stock to Lyford (the "Standby Commitment Fee Shares"), with each such share being attributed a value of $0.35. Harken has also paid Lyford $50,000 in cash for its legal fees in connection with the rights offering.

        Pursuant to the standby purchase agreement, on March 20, 2003, Lyford purchased 59,716,227 shares of common stock from Harken for an aggregate purchase price of approximately $8,193,000. Lyford paid $3,184,942.71 in cash to Harken from its available working capital. After giving effect to the consummation of Harken's rights offering and the standby purchase agreement, Lyford has become the holder of approximately 62% of Harken's outstanding common stock. Therefore, these transactions resulted in a change of control of Harken. Lyford has the voting power to control the election of Harken's board of directors and the approval or other matters presented for consideration by the stockholders, which could include mergers, acquisitions, amendments to Harken's charter and various corporate governance actions.

        Issuance of Convertible Notes Payable -- In May 1998, Harken issued to qualified purchasers a total of $85 million of 5% European Notes which mature on May 26, 2003. Such 5% European Notes were convertible into shares of Harken common stock at an initial conversion price of $65.00 per share, subject to adjustment in certain circumstances. In January 2003, the conversion price of the 5% European Notes was adjusted to $62.63 and then again adjusted to $45.22 in accordance with the terms of the 5% European Note Indenture Agreement. For further discussion of the 5% European Notes, see Note 8 - Convertible Notes Payable.

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

        In May 2001 and July 2001, Harken exchanged 5% European Notes in the face amount of $18,580,000 for shares of Series G1 Preferred and Series G2 Preferred. See further discussion below. During 2002, and the first quarter of 2003, Harken has repurchased for cash, or exchanged for 7% European Notes, a total of $26,870,000 face amount of 5% European Notes, resulting in a balance outstanding at March 27, 2003, of $14,110,000.

        On December 30, 1999, Harken issued the Benz Convertible Notes in exchange for certain prospects acquired from Benz. See Note 2 - Mergers, Acquisitions and Dispositions for further discussion of the acquisition of the Benz Prospects. Such Benz Convertible Notes are convertible into shares of Harken common stock at the Benz Notes Conversion Price, subject to adjustment in certain circumstances. In July 2002, Harken elected to redeem Benz Convertible Notes with a principal amount of approximately $1,135,000 for 2,000,000 shares of Harken common stock. Additionally, in August 2002, Harken repurchased approximately $4,071,000 of the Benz Convertible Notes from a holder for $1,231,000 in cash. For further discussion of the Benz Convertible Notes, see
Note 8 - Convertible Notes Payable.

        Acquisition of Republic Properties -- On January 30, 2002, a wholly-owned subsidiary of Harken signed an agreement to acquire certain property interests from Republic. This acquisition was closed on April 4, 2002 following, approval by Republic's shareholders and debenture holders. The Republic Properties, were acquired by Harken in exchange for 2,645,500 shares of Harken common stock, plus 79,365 shares issued as a transaction fee in this acquisition. See Note 2 - Mergers, Acquisitions and Dispositions for further discussion.

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

        Development Finance Agreements -- During 2000 and 2001, Harken issued to the Development Finance Agreement investors a total of 687,826 and 318,907, respectively, of Harken common stock pursuant to, and in full satisfaction of, the Development Finance Agreements.

        Stockholder Rights Plan -- In April 1998, Harken adopted a rights agreement (the "Rights Agreement") whereby a dividend of one preferred share purchase right (a "Right") was paid for each outstanding share of Harken common stock. The Rights will be exercisable only if a person acquires beneficial ownership of 15% or more of Harken common stock (an "Acquiring Person"), or commences a tender offer which would result in beneficial ownership of 15% or more of such stock. When they become exercisable, each Right entitles the registered holder to purchase from Harken one one-thousandth of one share of Series E Junior Participating Preferred Stock ("Series E Preferred Stock"), at a price of $35.00 per one one-thousandth of a share of Series E Preferred Stock, subject to adjustment under certain circumstances. During 2002, Harken's Board of Directors amended the Rights Agreement to exclude from the definition of an Acquiring Person certain parties who have received or would receive beneficial ownership pursuant to certain transactions, including the rights offering and the possible redemption of Harken's 5% European Notes.

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

        Unless redeemed by Harken earlier, the Rights will expire on April 6, 2008. Harken will generally be entitled to redeem the Rights in whole, but not in part, at $.01 per Right, subject to adjustment. No Rights were exercisable under the Rights Agreement at December 31, 2002. The terms of the Rights generally may be amended by Harken without the approval of the holders of the Rights prior to the public announcement by Harken or an Acquiring Person that a person has become an Acquiring Person.

        In addition, as of December 31, 2002, Harken has an agreement with a member of management whereby such employee would receive compensation amounts in the event of a change, as defined in the agreement, in the ownership of Harken.

        Per Share Data -- Basic loss per common share was computed by dividing net loss attributed to common stock by the weighted average number of shares of Harken common stock outstanding during the year and retroactively reflects the effect of the one-for-ten reverse stock split that was effective November 7, 2000. The impact of unconverted Convertible Notes was not included in any of the years presented as their effect would have been antidilutive. The impact of the unconverted Series G1 Preferred and the unconverted G2 Preferred were not included for any of the years presented as their effect would have been antidilutive.

        Outstanding Warrants -- At December 31, 2002, Harken has no outstanding warrants available to be exercised.

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

        Pro forma information regarding net loss and loss per share is required by SFAS 123 and has been determined as if Harken had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 2001 and 2002, respectively: risk-free interest rates of 5%; dividend yields of 0%; volatility factors of the expected market price of Harken common stock of .929,
1.38 and 1.37; and a weighted-average expected life of the options of 6 years.

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Harken's pro forma information follows (in thousands except for earnings per share information):

                                                                  Year Ended December 31,
                                                  ---------------------------------------------------------
                                                        2000                 2001                2002
                                                  -----------------     ----------------    ---------------
Pro forma net loss attributed to common stock     $        (156,968)    $        (46,778)   $       (15,144)
Pro forma basic and diluted loss per share        $           (9.31)    $          (2.59)   $         (0.70)

        The weighted average fair value of the options issued in 2000, 2001 and 2002 was $2.32, $2.40 and $0.43 per share, respectively.

A summary of Harken's stock option activity, and related information for the years ended December 31, 2000, 2001 and 2002 follows (not in thousands):

                                                             Year Ended December 31,
                              -----------------------------------------------------------------------------------------
                                         2000                           2001                        2002
                              ------------------------------  ---------------------------  ----------------------------
                                               Weighted                      Weighted-                    Weighted-
                                               -Average                       Average                      Average
                                 Options     Exercise Price     Options    Exercise Price    Options    Exercise Price
                              ------------  ----------------  -----------  --------------  -----------  ---------------
Outstanding-beginning of year    1,404,748  $          30.65    1,618,326  $        21.17    1,553,252  $         20.81
   Granted                         509,500  $           3.41       15,000  $         7.07        5,000  $          0.51
   Exercised                             -  $              -            -  $            -            -  $             -
   Forfeited                      (295,922) $          35.59      (80,074) $        25.53     (113,767) $         24.50
                              ------------  ----------------  -----------  --------------  -----------  ---------------
Outstanding-end of year          1,618,326  $          21.17    1,553,252  $        20.81    1,444,485  $         20.45
Exercisable-end of year            721,864  $          30.97      980,246  $        27.95    1,121,098  $         24.83

        Exercise prices for options outstanding as of December 31, 2000 ranged from $3.3125 to $64.375. Exercise prices for options outstanding as of December 31, 2001 ranged from $1.2200 to $64.375. Exercise prices for options outstanding as of December 31, 2002 ranged from $0.51 to $63.75.

(11) INCOME TAXES

The total provision for income taxes consists of the following:

                                            Year Ended December 31,
                                        2000         2001        2002
                                      ---------   ---------   ---------
                                                (in thousands)
                                      ---------------------------------
Current Taxes:
     Federal - AMT                           39          79         (63)
     State                                    -           -           -
     Foreign - Colombia                       -         620         300
Deferred                                      -           -           -
                                      ---------------------------------
     Total                                   39         699         237
                                      =================================

The following is a reconciliation of the reported amount of income tax expense for the years ended December 31, 2000, 2001, 2002 to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income:

                                              YEAR ENDED DECEMBER 31,

                                       2000           2001            2002
                                   ------------   -------------   ------------
                                                  (IN THOUSANDS)
                                   -------------------------------------------
Statutory Tax (Benefit)                 (54,615)        (14,722)        (4,261)
Increase in Valuation Allowance          54,615          14,722          3,334
Effect of Foreign Operations                  -             620            300
Interest Expense Disallowed
 for Tax                                                                   921
Other                                        39              79              5
                                   -------------------------------------------
     Total Tax Expense                       39             699            237
                                   ===========================================

        At December 31, 2002, Harken had available for U.S. federal income tax reporting purposes, a net operating loss (NOL) carryforward for regular tax purposes of approximately $93,600,000 which expires in varying amounts during the tax years 2003 through 2022, an alternative minimum tax NOL carryforward of approximately $77,000,000 which expires in varying amounts during the tax years 2003 through 2022, and a statutory depletion carryforward of approximately $2,400,000 which can be carried forward indefinitely to offset future taxable income of Harken subject to certain limitations imposed by the Internal Revenue Code. In recent years, Harken has undertaken numerous transactions that have impacted its capital structure and shareholder base. Accordingly, Harken may have undergone one or more ownership changes within the meaning of Internal Revenue Code Section 382 that would significantly restrict Harken's ability to utilize its NOLs. In addition, certain of these NOLs were acquired in prior years in conjunction with the purchase of certain subsidiaries of Harken. In accordance with the applicable federal income tax laws, these acquired NOLs can generally only be used to offset future taxable income from profitable operations within those subsidiaries. At December 31, 2002, Harken had available for Colombian income tax reporting purposes a NOL carryforward of approximately $91,000,000 that expires in varying amounts during the Colombian tax years 2005 through 2007.

        Total deferred tax liabilities, relating primarily to U.S. oil and gas properties as of December 31, 2001, were approximately $2,675,000. Total deferred tax assets, primarily related to the NOLs and Colombian oil properties, were approximately $80,779,000 at December 31, 2001. The total net deferred tax asset is offset by a valuation allowance of approximately $78,104,000 at December 31, 2001, resulting in no impact to results of operations.

        Total deferred tax liabilities, relating primarily to U.S. oil and gas properties as of December 31, 2002, were approximately $3,337,000. Total deferred tax assets, primarily related to the NOLs and Colombian oil and gas properties, were approximately $88,728,000. The total net deferred tax asset is offset by a valuation allowance of approximately $90,263,000 at December 31, 2002, resulting in no impact to results of operations.

(12) RELATED PARTY TRANSACTIONS

        During 1997, 1998 and 1999, Harken made secured short-term loans to certain members of Harken's Management, certain of whom also served on the Board of Directors. Such notes receivable are reflected in Harken's Consolidated Balance Sheet at December 31, 2001 and December 31, 2002 as Related Party Notes Receivable.

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

        In November 2001, Global elected to its Board of Directors a director who is also a director of RP&C International Inc. ("RP&C"). RP&C has historically provided financial and transaction consulting services to Harken, including with regard to Harken's Convertible European Notes, and Series G1 Preferred and Series G2 Preferred stock. In addition, RP&C has served as a financial advisor in connection with Harken's restructuring of its international assets, obligations and operations through its Global subsidiary. Also, RP&C currently serves as Global's nominated advisor for the AIM Exchange in London. In connection with these services provided, RP&C has earned consulting and transaction fees and may continue to earn such fees in the future. During 2002, Harken repurchased approximately 6,000 shares of Series G1 Preferred stock held by RP&C in consideration for certain financial and transaction consulting services.

        In May 2002, Harken entered into a severance agreement and agreed to forgive the repayment of a short-term loan in the principal amount of $64,000 to a member of management related to his resignation as an officer of Harken due to health reasons. Harken reflected the forgiveness as a charge to earnings during the first quarter of 2002.

(13) HEDGING ACTIVITIES

        Harken holds certain commodity derivative instruments to mitigate commodity price risk associated with a portion of its future monthly natural gas production and related cash flows. Harken's oil and gas operating revenues and cash flows are highly dependent upon commodity product prices, which are volatile and cannot be accurately predicted. Harken's objective for holding these commodity derivatives is to protect the operating revenues and cash flows related to a portion of its future oil and gas sales from the risk of significant declines in commodity prices.

        During 2000 and 2001, Harken, through a wholly-owned subsidiary, held natural gas price swaps resulting in the subsidiary receiving fixed prices of approximately $2.20 per MMBTU covering a total of 75,000 MMBTUs per month over the life of the swaps, which terminated December 31, 2001. Upon the January 1, 2001 adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, Harken reflected an increase in its accrued liabilities of approximately $3,025,000 in order to fully record the fair value of these natural gas swaps. Because the derivatives had previously been designated in a hedging relationship that addressed the variable cash flow exposure of forecasted transactions, the offsetting impact was a charge to Other Comprehensive Income within Harken's stockholders' equity.

        In January 2001, Harken purchased a put option for crude oil with a strike price of $25 per barrel, covering 6,000 barrels per month through June 30, 2001.

        In November 2001, Harken entered into a zero-cost collar consisting of a fixed price floor option of $2.50 per MMBTU and a fixed price cap option of $3.8225 per MMBTU, covering 115,000 MMBTUs per month over the period of the contract, beginning January 1, 2002 through December 31, 2002. The above derivatives were designated as hedges of the exposure to variability of cash flows related to forecasted sales of specified production from certain of Harken's domestic property operations.

        In March 2002, Harken modified the remaining term of its zero-cost collar, adjusting it to a fixed price floor option of $2.75 per MMBTU and a fixed price cap option of $3.47 per MMBTU and increasing the monthly hedged volume to 135,000 MMBTUs. Harken did not designate the modified derivative as a hedge under SFAS 133. Also in March 2002, Harken also entered into a new zero-cost collar consisting of a fixed price floor option of $2.75 per MMBTU and a fixed price cap option of $5.12 per MMBTU, covering 60,000 MMBTUs per month over a period from January 1, 2003 through December 31, 2003 and designated the collar as a hedge of the exposure to variability of cash flows related to forecasted sales of specific production from certain of Harken's domestic property operations. During December 2002, Harken replaced the collar described above with a natural gas collar contract consisting of a fixed price floor option of $3.00 per MMBTU and a fixed price cap option of $4.95 per MMBTU, covering 70,000 MMBTUs per month over the period of the contract through June 30, 2004. Harken did not designate the modified derivative as a hedge under SFAS No. 133 and has been marked to market at December 31, 2002.

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

(14) OTHER INFORMATION

        Quarterly Data -- (Unaudited) -- The following tables summarize selected quarterly financial data for 2001 and 2002 expressed in thousands, except per share amounts:

                                               QUARTER ENDED
                          ------------------------------------------------------     TOTAL
                            MARCH 31      JUNE 30    SEPTEMBER 30    DECEMBER 31     YEAR
                          ------------   ---------   ------------   ------------   ---------
2001
Revenues                    $    9,192   $  10,982   $      6,432    $     5,817   $  32,423
Gross profit                     5,661       7,465          3,329          2,983      19,438
Net (loss) before
 extraordinary items            (1,518)     (1,072)        (2,930)       (38,478)    (43,998)
Net income (loss)               (1,412)         75         (1,208)       (38,478)    (41,023)
Basic and diluted loss
 per common share           $    (0.10)  $   (0.03)  $      (0.13)   $     (2.18)  $   (2.44)

2002
Revenues                    $    5,492   $   7,712   $      6,464    $     6,043   $  25,711
Gross profit                     3,106       5,123          4,231          3,198      15,658
Net (loss) before
  Extraordinary items           (3,556)     (2,690)        (2,576)        (4,513)    (13,335)
Net income (loss)               (3,556)     (2,350)           739         (4,640)     (9,807)
Basic and diluted loss
 per common share           $    (0.24)  $   (0.16)  $      (0.01)   $     (0.23)  $   (0.64)

        Significant Customers -- In 2000, 2001 and 2002, Ecopetrol, which purchases Global's Colombia oil production, represented 24%, 26% and 30%, respectively, of Harken's consolidated revenues. Harken has secured and maintains letters of credit with certain significant domestic commercial purchasers. In addition, management does not feel that the loss of a significant domestic purchaser would significantly impact the operations of Harken due to the availability of other potential purchasers for its oil and gas production.

        Operating Segment Information -- Harken divides its operations into two operating segments which are managed and evaluated by Harken and Global as separate operations. Harken's North American operating segment currently relates to Harken's exploration, development, production and acquisition efforts in the United States whereby production cash flows are discovered or acquired, and operates primarily through traditional ownership of mineral interests in the various states in which it operates. Harken's North American production is sold to established purchasers and generally transported through an existing and well-developed pipeline infrastructure. Harken's Middle American operating segment currently relates to Global's exploration, development, production and acquisition efforts in Colombia, Peru and Panama. Middle American segment production cash flows have been discovered through extensive drilling operations conducted under Association Contracts with the state-owned oil and gas companies/ministries in the respective countries. Global's Middle American production is currently sold to Ecopetrol. In addition, Global seeks to identify, develop and promote energy projects from throughout Latin America to industry and financial partners and to aggregate assets in Latin America through strategic acquisitions and alliances. During the three-year period ended December 31, 2002, none of Global's Middle American segment revenues related to Costa Rica, Peru or Panama.

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

        See Note 15 - Oil and Gas Disclosures for geographic information regarding Harken's long-lived assets. Harken's financial information for each of its operating segments is as follows for each of the three years in the period ended December 31, 2002:

                                     NORTH          MIDDLE
                                    AMERICA         AMERICA       TOTAL
                                  ------------   -----------   ------------
For the year ended
 December 31, 2000:
Operating revenues                $     32,528   $    10,649   $     43,177
Oil and gas operating expenses          12,096         2,283         14,379
Interest and other income                  617           601          1,218
Depreciation and amortization            8,200         5,449         13,649
Full cost valuation allowance                -       156,411        156,411
Interest expense and other, net          3,304         1,993          5,297

Income tax expense                          39             -             39
Segment income (loss) before
 extraordinary item                        863      (161,534)      (160,671)
Capital expenditures                    14,015        12,950         26,965
Total assets at end of year             97,683        47,664        145,347

For the year ended
 December 31, 2001:
Operating revenues                $     23,351   $     8,291   $     31,642
Oil and gas operating expenses           9,266         2,938         12,204
Interest and other income                  548           233            781
Depreciation and amortization            8,871         6,383         15,254
Full cost valuation allowance           14,353         4,316         18,669
Provision for asset impairments              -        14,102         14,102
Interest expense and other, net          2,761         1,902          4,663
Income tax expense                          79           620            699
Segment (loss) before
 extraordinary item                    (16,902)      (27,096)       (43,998)
Capital expenditures                    11,892        10,721         22,613
Total assets at end of year             65,732        30,074         95,806

For the year ended
 December 31, 2002:
Operating revenues                $     17,370   $     7,619   $     24,989
Oil and gas operating expenses           7,292         2,039          9,331
Interest and other income                  263           459            722
Depreciation and amortization            7,498         4,012         11,510
Full cost valuation allowance                -           521            521
Provision for asset impairments              -           400            400
Interest expense and other, net          5,379           344          5,723
Income tax expense                         (63)          300            237
Segment (loss) before
 extraordinary item                     (9,826)       (3,509)       (13,335)
Capital expenditures                     3,688         2,324          5,937
Total assets at end of year             59,783        25,797         85,580

(15) OIL AND GAS DISCLOSURES

        Costs Incurred in Property Acquisition, Exploration and Development
Activities:

                                                        YEAR ENDED DECEMBER 31,
                                                -------------------------------------
                                                    2000          2001         2002
                                                -----------   -----------   ---------
DOMESTIC COSTS INCURRED:
   Acquisition of properties
      Evaluated                                 $         -   $         -   $   2,646
      Unevaluated                                       161             -           -
   Exploration                                       10,837         2,200         566
   Development                                        3,017         9,692         476
                                                -----------   -----------   ---------
         Total domestic costs incurred          $    14,015   $    11,892   $   3,688
                                                ===========   ===========   =========

MIDDLE AMERICAN COSTS INCURRED:
   Acquisition of properties
      Evaluated                                 $         -   $       100   $       -
      Unevaluated                                         -           869           -
   Exploration                                       12,950         9,752         622
   Development                                            -             -       1,702
                                                -----------   -----------   ---------
         Total Middle American costs incurred   $    12,950   $    10,721   $   2,324
                                                ===========   ===========   =========

                                       106

        Middle American costs incurred during 2000 include $5,122,000 of Costa Rica costs, respectively. Middle American costs during 2001 include $891,000, $635,000 and $166,000 of costs related to Costa Rica, Peru and Panama, respectively. Middle American costs during 2002 include $353,000 and $233,000 of costs related to Peru and Panama, respectively.

        Capitalized Costs Relating to Oil and Gas Producing Activities:

                                                   December 31,
                                       -------------------------------------
                                           2000          2001         2002
                                       -----------   ----------   ----------
Capitalized costs:
   Unevaluated Colombia properties     $       588   $       68   $        -
   Unevaluated Peru properties                   -          635          562
   Unevaluated Panama properties                 -          166          304
   Unevaluated Costa Rica properties         7,159            -            -
   Unevaluated domestic properties           9,919        2,603        2,617
   Evaluated Colombia properties           173,358      182,945      184,491
   Evaluated domestic properties           148,487      154,495      156,072
   Colombian production facilities          12,797       14,892       15,409
   Domestic production facilities              491          501          508
                                       -----------   ----------   ----------
   Total capitalized costs                 352,739      356,305      359,963

      Less accumulated depreciation
       and amortization                   (243,955)    (280,357)    (291,159)
                                       -----------   ----------   ----------
   Net capitalized costs               $   108,784   $   75,948   $   68,804
                                       ===========   ==========   ==========

        Oil and Gas Reserve Data -- (Unaudited) -- The following information is presented with regard to Harken's proved oil and gas reserves. The reserve values and cash flow amounts reflected in the following reserve disclosures are based on prices as of year end. Global reflected proved reserves in Colombia related to its Alcaravan, Bolivar and Bocachico Association Contracts. As Global identifies proved reserves associated with other Association Contracts, or identifies proved reserves from additional prospects within its Alcaravan, Bolivar and Cajaro Association Contracts, such reserves will be added in the year of their discovery. Global has reflected no proved reserves related to its Costa Rica, Peru or Panama operations.

        During 1999, Global applied to Ecopetrol for a declaration of commercial discovery related to the Palo Blanco field on the Alcaravan Association Contract and the Buturama field on the Bolivar Association Contract. In February and October 2001, Global was notified by Ecopetrol that Global could proceed with the development and production of the Buturama and Palo Blanco fields, respectively, on a sole-risk basis. As such, Global is entitled to receive Ecopetrol's share of production after royalty, until Global has recovered 200% of its costs, after which time Ecopetrol could elect to begin to receive its 50% working interest share of production. In light of Ecopetrol's election not to participate in these fields, Global has reflected its 80% share of future net cash flows from the Buturama field in its proved reserves as of December 31, 2002. In February 2003, Global commenced drilling operations on the initial well required to be drilled in the Cajaro Association Contract, the Cajaro #1 well. As of March 27, 2003, the Cajaro #1 well has reached a depth of approximately 9,300 feet and recorded oil shows in the Ubaque and Mirador Formations. Global has disassembled the equipment contracted for the drilling operation and expects a completion rig to arrive by March 31, 2003. There can be no assurances, but if successful, production from the Cajaro #1 well would be transported through Global's existing Palo Blanco pipeline facilities, subject to the 3,000 gross barrel limitation relating to the Palo Blanco field. All Colombian proved reserves are net of Ecopetrol's 20% royalty pursuant to each related Association Contract. Global's Colombian reserves in the Bolivar, Alcaravan and Bocachico Contract

Blocks have been prepared by Ryder Scott Company. For further discussion of Global's Colombian operations, see Note 5 - Middle American Operations.

        Harken's domestic reserves reflect reductions for certain producing properties which were sold for cash during 2000, 2001 and 2002. See Note 2 - Mergers, Acquisitions and Dispositions for further discussion. Harken's domestic reserves at December 31, 2002 have been prepared by Netherland, Sewell & Associates, Inc.

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

                                                                         (UNAUDITED)
                                -------------------------------------------------------------------------
                                    UNITED STATES              COLOMBIA               TOTAL WORLDWIDE
                                --------------------   ----------------------   -------------------------
                                  OIL         GAS          OIL          GAS        OIL            GAS
                                (BARRELS)    (MCF)      (BARRELS)      (MCF)    (BARRELS)        (MCF)
                                ---------  ---------   ----------     -------   ---------     -----------
                                                                       (in thousands)
PROVED RESERVES:
As of December 31, 1999            6,358      52,818       23,320           -      29,678          52,818
  Extensions and discoveries          79       7,035            -           -          79           7,035
  Revisions                         (677)        370      (20,833)          -     (21,510)            370
  Production                        (529)     (4,012)        (460)          -        (989)         (4,012)
  Sales of reserves in place        (464)     (1,375)           -           -        (464)         (1,375)
                                ---------  ---------   ----------     -------   ---------     -----------
  As of December 31, 2000          4,767      54,836        2,027           -       6,794          54,836
  Extensions and discoveries         463       4,650        4,171           -       4,634           4,650
  Revisions                       (1,041)     (5,830)        (686)          -      (1,727)         (5,830)
  Production                        (273)     (3,851)        (500)          -        (773)         (3,851)
  Sales of reserves in place      (1,302)    (10,412)           -           -      (1,302)        (10,412)
                                ---------  ---------   ----------     -------   ---------     -----------
  As of December 31, 2001          2,614      39,393        5,012           -       7,626          39,393
  Purchases of reserves in place     125         902            -           -         125             902
  Extensions and discoveries           2         551            -           -           2             551
  Revisions                          837        (173)         946           -       1,783            (173)
  Production                        (267)     (3,225)        (465)          -        (732)         (3,225)
  Sales of reserves in place         (25)     (2,940)           -           -         (25)         (2,940)
                                ---------  ---------   ----------     -------   ---------     -----------
As of December 31, 2002            3,286      34,508        5,493(1)        -       8,779(1)      34,508
                                =========  =========   ==========     =======   =========     ===========
PROVED DEVELOPED RESERVES AT:
  December 31, 2000                3,006      30,430          540           -       3,546          30,430
  December 31, 2001                1,583      23,673          872           -       2,455          23,673
  December 31, 2002                1,945      18,630        1,091(2)        -       3,036(2)       18,630

(1) Includes approximately 790,000 barrels of total proved reserves attributable to a 14.38% minority interest of a consolidated subsidiary.

(2) Includes approximately 157,000 barrels of total proved developed reserves attributable to a 14.38% minority interest of a consolidated subsidiary.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

                                                                   (UNAUDITED)
                                                --------------------------------------------------
                                                                                         TOTAL
                                                UNITED STATES        COLOMBIA          WORLDWIDE
                                                --------------    --------------    --------------
                                                                  (IN THOUSANDS)
December 31, 2001:
   Future cash inflows                          $      170,105    $       56,963    $      227,068
      Production costs                                 (54,458)          (12,868)          (67,326)
      Development costs                                (30,095)          (20,567)          (50,662)
                                                --------------    --------------    --------------
                                                        85,552            23,528           109,080
   Future net inflows before income tax
   Future income taxes                                    (568)           (4,346)           (4,914)
                                                --------------    --------------    --------------
   Future net cash flows                                84,984            19,182           104,166
   10% discount factor                                 (34,310)           (6,559)          (40,869)
                                                --------------    --------------    --------------
Standardized measure of discounted future
 net cash flows                                 $       50,674    $       12,623    $       63,297
                                                ==============    ==============    ==============
December 31, 2002:
   Future cash inflows                          $      277,373    $      120,687    $      398,060
      Production costs                                 (78,009)          (21,224)          (99,233)
      Development costs                                (32,976)          (18,882)          (51,858)
                                                --------------    --------------    --------------
   Future net inflows before income tax                166,388            80,581           246,969
   Future income taxes                                  (6,177)           (4,036)          (10,213)
                                                --------------    --------------    --------------
                                                       160,211            76,545           236,756
   Future net cash flows
   10% discount factor                                 (58,039)          (18,480)          (76,519)
                                                --------------    --------------    --------------
Standardized measure of discounted future
 net cash flows                                 $      102,172      $     58,065(1) $      160,237(1)
                                                ==============    ==============    ==============

(1) Includes approximately $8,349,000 of discounted future net cash flows attributable to a 14.38% minority interest of a consolidated subsidiary.

(2) Changes In Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (in thousands).

                                                                      (UNAUDITED)
                                                          --------------------------------------
                                                             2000          2001          2002
                                                          ----------    ----------    ----------
WORLDWIDE
Standardized measure -- beginning of year                 $  280,427    $  264,697    $   63,297

Increase (decrease)

   Sales, net of production costs                            (28,130)      (19,665)      (15,786)

   Net change in prices, net of production costs             177,332      (211,359)       92,247

   Development costs incurred                                    251         5,358           636

   Change in future development costs                          9,886       (10,829)        1,121

   Change in future income taxes                             (20,958)       64,304           473

   Revisions of quantity estimates                          (198,243)      (18,752)       22,247

   Accretion of discount                                      28,042        26,470         6,328

   Changes in production rates, timing and other             (28,397)       (8,222)      (11,490)

   Extensions and discoveries, net of future costs            48,029        19,748         1,340

   Sales of reserves-in-place                                 (3,542)      (48,453)       (4,400)

   Purchases of reserves-in-place                                  -             -         4,224
                                                          ----------    ----------    ----------
 Standardized measure -- end of year                      $  264,697    $   63,297    $  160,237(1)
                                                          ==========    ==========    ==========


(1) Includes approximately $8,349,000 of discounted future net cash flows attributable to a 14.38% minority interest of a consolidated subsidiary.

(16) COMMITMENTS AND CONTINGENCIES

        Operating Leases -- Harken leases its corporate and certain other office space and certain field operating offices. Total office and operating lease payments during 2000, 2001 and 2002 were $1,270,000, $750,000 and $736,000 respectively, net of applicable sublease arrangements. Future minimum rental payments required under all leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2002, net of sublease reimbursements of $684,000 in 2003, respectively, are as follows:

             Year                                 Amount
          -----------                         -----------
           2003                                   717,000
           2004                                   681,000
           2005                                   681,000
           2006                                   568,000
           Thereafter                                   -
                                              -----------

           Total minimum payments required    $ 2,647,000
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

        In September 1997, Harken Exploration Company, a wholly-owned subsidiary of Harken, was served with a lawsuit filed in U.S. District Court for the Northern District of Texas, Amarillo Division, styled D. E. Rice and Karen Rice, as Trustees for the Rice Family Living Trust ("Rice") vs. Harken Exploration Company. In the lawsuit, Rice alleges damages resulting from Harken Exploration Company's alleged spills on Rice's property and claimed that the Oil Pollution Act ("OPA") should be applied in this circumstance. Rice alleges that remediation of all of the alleged pollution on its land would cost approximately $40,000,000. In October 1999, the trial court granted Harken's Motion for Summary Judgment that the OPA did not apply and dismissed the Rice claim under it. Rice appealed the trial court's summary judgment to the U.S. Fifth Circuit Court of Appeals. In April 2001, the Fifth Circuit Court of Appeals issued its opinion affirming the trial court's summary judgment in Harken's favor. Based on this affirmation of the summary judgment, in Harken management's opinion, the results of any further appeal will not have a material adverse effect on Harken's financial position. On August 15, 2002, Harken was served with a new suit filed by Rice in state court in Hutchinson County, Texas. In this new state case, Rice continues to seek approximately $40,000,000 in remediation costs and damages. Harken filed a motion for partial summary judgment seeking a ruling that remediation costs are not the proper measure of damages and that Rice's property damages, if any, should be measured by the alleged diminution in value of its land. The Court held a hearing on Harken's motion on October 30, 2002, but on December 30, 2002, this motion was denied by the Court. Harken's management continues to believe that the correct measure of damages is the alleged diminution in value of Rice's land. Therefore, in Harken management's opinion, the results of such additional claim will not have a material adverse effect on Harken's financial position.

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

        In August 2001, a new lawsuit was filed by New West Resources, Inc. ("New West"), a former XPLOR stockholder, against XPLOR, Harken and other defendants in state court in Dallas, Texas. Harken received service of process in February 2002. Effective January 17, 2003, the case was transferred by agreement of the parties to Harris County district court, where all future proceedings will occur. New West claims that it lost its $6 million investment in XPLOR as a result of misrepresentations by XPLOR and breach of fiduciary duties by certain XPLOR directors. Harken believes this new suit is an adjunct of the prior appraisal rights claim by 420 Energy. The former stockholders of XPLOR have rejected Harken's request for indemnification of this claim under the XPLOR merger agreement. However, Harken intends to continue to pursue and enforce, through whatever steps are necessary, any indemnification from the third parties. Harken has tendered the defense of this claim to National Union Fire Insurance Company, pursuant to insurance policy coverage held by XPLOR. National Union has accepted defense of this claim subject to a reservation of rights. Based on the facts that (i) the allegations of New West's current petition focus primarily on defendants other than Harken, (ii) New West has provided no evidence supporting its claims in response to Harken's discovery requests and (iii) New West has not served process upon other defendants described in New West's petition as being the primary wrongdoers, Harken does not believe the claims asserted against Harken are meritorious. Therefore, in Harken management's opinion, the ultimate outcome of this litigation will not have a material adverse effect on Harken's financial condition.

        In December 2002, a new lawsuit was filed by Black Point Limited ("Black Point") in the United District Court for the Northern district of Illinois, alleging that Global Ltd., aided and abetted by officers of Harken, fraudulently induced Black Point to spend time and money locating prospective business partners for Global Ltd. in the People's Republic of China. Black Point contends that it located willing and suitable partners, only to have them unreasonably rejected by Global Ltd. Black Point seeks breach of contract damages of $1.5 million from Global Ltd., that amount being Black Point's projected success fee on an unconsummated $20 million investment by a Chinese partner. Alternatively, Black Point seeks damages of approximately $290,000 for retainer fees foregone by Black Point, plus out of pocket expenses, from Global Ltd. under theories of fraudulent inducement, quantum merit, and detrimental reliance. Black Point also seeks approximately $290,000 in damages from Harken, alleging that Harken aided and abetted Global Ltd.'s fraudulent inducement. Harken and Global Ltd. do not believe Black Point's allegations have merit since Global Ltd. fully complied with the terms of the agreement in good faith. On March 6, 2003, the Court held a hearing on a Motion to Dismiss filed by Harken and Global Ltd. At the conclusion of that hearing, the Court ruled in favor of Harken and Global Ltd. by dismissing Black Point's complaint in its entirety. It is anticipated that the Court will enter its official order dismissing Black Point's complaint during the second quarter of 2003. Although Black Point may seek reconsideration of the Court's order, or attempt to restate its claims in a new pleading, based on the outcome of the March 6, 2003 hearing and the underlying facts of this case Harken believes that the ultimate outcome of this litigation will not have a material adverse effect on Harken's financial condition

        Harken has accrued approximately $5,102,000 at December 31, 2002 relating to certain operational or regulatory contingencies related to Harken and its subsidiaries operations. Approximately $4,663,000 of this accrued amount relates to total future abandonment costs of $7,550,000 of certain of Harken's producing properties, which will be incurred at the end of the properties' productive life. Approximately $439,000 of the total operational, regulatory or litigation contingencies are expected to be paid during 2003 and are included in current liabilities. The timing of the remaining payments of the operational and regulatory liability cannot be reasonably estimated at this time since they primarily relate to plugging costs that will not be incurred until the end of the productive life of the property in question. Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management's opinion, will not result in a material adverse effect upon Harken's financial condition or operations taken as a whole.

        Harken and its subsidiaries currently are involved in other various lawsuits and contingencies, which in management's opinion, will not result in significant loss exposure to Harken.

        As of December 31, 2002, maturities of Harken's long-term and short-term debt in 2003 through 2007 are $36,875,000, $2,400,000, $6,410,000, $0 and
$11,482,000, respectively. See Note 6 - Bank Credit Facility Obligations, Note 7
- Investor Term Loan and Note 8 - Convertible Notes Payable for further discussion.

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

        Arthur Andersen's reports on Harken's consolidated financial statements for the year ended December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

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

        Harken has been unable to obtain Arthur Andersen's written consent to its incorporation by reference into its registration statements of Arthur Andersen's audit report with respect to Harken's financial statements as of December 31, 2000 and 1999, and for the years then ended. Under these circumstances, Rule 437a under the Securities Act of 1933 permits Harken to file this Form 10-K without a written consent from Arthur Andersen. As a result, however, Arthur Andersen will not have any liability under Section 11(a) of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen or any omissions of a material fact required to be stated therein. Accordingly, you would be unable to assert a claim against Arthur Andersen under Section 11(a) of the Securities Act for any purchases of securities under Harken's registration statements made on or after the date of this Form 10-K. To the extent provided in Section 11(b)(3)(C) of the Securities Act, however, other persons who are liable under Section 11(a) of the Securities Act, including Harken's officers and directors, may still rely on Arthur Andersen's original audit reports as being made by an expert for purposes of establishing a due diligence defense under Section 11(b) of the Securities Act.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding Harken's directors and executive officers is set forth under "Proposal Two: Election of Directors," "Executive Officers of Harken" and "Section 16(a) Beneficial - Ownership Reporting Compliance" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        Information regarding Harken's compensation of its named executive officers is set forth under "Compensation of Executive Officers" in the Proxy Statement, which information is incorporated herein by reference. Information regarding Harken's compensation of its directors is set forth under "Compensation of Directors" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management is set forth under "Ownership of Common Stock" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions is set forth under "Certain Relationships and Related Transactions" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Based on their evaluation as of a date within 90 days of the filing date of this Annual Report, Harken's principal executive officer and principal financial officer have concluded that Harken's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by Harken in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROLS

        There were no significant changes in Harken's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

LIMITATION ON THE EFFECTIVENESS OF CONTROLS

        Harken's disclosure controls and procedures and internal controls provide reasonable, but not absolute, assurance that all deficiencies in design or operation of these control systems, or all instances of errors or fraud, will be prevented or detected. These control systems are designed to provide reasonable assurance of achieving the goals or these systems in light of our resources and nature of our business operations. These control systems remain subject to risks of human error and the risk that controls can be circumvented for wrongful purposes by one or more individuals in management or non-management positions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this Annual Report:

        (1) Financial Statements included in Part II of this Annual Report:

                                                                                                    PAGE
                                                                                                    ----
        Harken Energy Corporation and Subsidiaries
        -- Report of Independent Auditors.........................................................    65
        -- Selected Financial Data for the five years ended December 31, 2002.....................    37
        -- Consolidated Balance Sheets -- December 31, 2001 and 2002..............................    67
        -- Consolidated Statements of Operations for the three years ended
              December 31, 2002 ..................................................................    68
        -- Consolidated Statements of Stockholders' Equity for the three years ended
              December 31, 2002...................................................................    69
        -- Consolidated Statements of Cash Flows for the three years ended
              December 31, 2002...................................................................    70
        -- Notes to Consolidated Financial Statements.............................................    71

        (2) The information required by Schedule I is either provided in the related financial statements or in a note thereto, or is not applicable to Harken. The information required by all other Schedules is not applicable to Harken.

        (3) Exhibits

        3.1 Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.1 to Harken's Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

        3.2 Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.2 to Harken's Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

        3.3 Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.3 to Harken's Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

        3.4 Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.4 to Harken's Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

        3.5 Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.5 to Harken's Current Report on Form 8-K dated February 13, 2003, File No. 1-

                10262, and incorporated by reference herein).

        3.6 Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.6 to Harken's Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

        *3.7    Amended and Restated Bylaws of Harken Energy Corporation.

        4.1 Form of certificate representing shares of Harken common stock, par value $.01 per share (filed as Exhibit 1 to Harken's Registration Statement on Form 8-A, File No. 1-10262, filed with the SEC on June 1, 1989 and incorporated by reference herein).

        4.2 Rights Agreement, dated as of April 6, 1998, by and between Harken Energy Corporation and ChaseMellon Shareholder Services L.L.C., as Rights Agent (filed as Exhibit 4 to Harken's Current Report on Form 8-K dated April 7, 1998, file No. 1-10262, and incorporated by reference herein).

        4.3 Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company (successor to Mellon Investor Services LLC, (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated June 18, 2002 (filed as Exhibit 4.11 to Harken's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

        4.4 Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company (successor to Mellon Investor Services LLC, (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated August 27, 2002 (filed as Exhibit 4.12 to Harken's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

        4.5 Certificate of Designations of Series E Junior Participating Preferred Stock (filed as Exhibit A to Exhibit 4 to Harken's Current Report on Form 8-K dated April 7, 1998, file No. 1-10262, and incorporated by reference herein).

        *4.6 Certificate of Increase of Series E Junior Participating Preferred Stock of Harken Energy Corporation.

        4.7 Certificate of Designations of Series G1 Convertible Preferred Stock (filed as Exhibit 3.7 to Harken's Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

        4.8 Certificate of Increase of Series G1 Convertible Preferred Stock of Harken Energy Corporation (filed as Exhibit 3.8 to Harken's Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

        4.9 Certificate of Designations of Series G2 Convertible Preferred Stock (filed as Exhibit 4.10 to Harken's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31,

                2001, File No. 1-10262, and incorporated by reference herein).

        /\10.1 Seventh Amendment and Restatement of Harken's Amended Stock Option Plan (filed as Exhibit 10.1 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-10262, and incorporated by reference herein).

        /\10.2 Amended and Restated Non-Qualified Incentive Stock Option Plan of Harken adopted by Harken's stockholders on February 18, 1991 (filed as Exhibit 10.2 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-10262, and incorporated by reference herein).

        /\10.3 Form of Advancement Agreement dated September 13, 1990, between Harken and each director of Harken (filed as Exhibit 10.38 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-10262, and incorporated by reference herein).

        /\10.4 Harken Energy Corporation's 1993 Stock Option and Restricted Stock Plan (filed as Exhibit 4.3 to Harken's Registration Statement on Form S-8, filed with the SEC on September 23, 1993, and incorporated by reference herein).

        /\10.5 First Amendment to Harken Energy Corporation's 1993 Stock Option and Restricted Stock Plan (filed as an Exhibit 4.4 to Harken's Registration Statement on S-8, filed with the SEC on July 22, 1996 and incorporated by reference herein).

        /\10.6 Harken Energy Corporation's Directors Stock Option Plan (filed as Exhibit 4.3 to Harken's Registration Statement on Form S-8, and incorporated herein by reference).

        10.7 Association Contract (Bolivar) by and between Harken de Colombia, Ltd. and Empresa Colombia de Petroleos (filed as
                Exhibit 10.4 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, and incorporated herein by reference).

        /\10.8 Harken Energy Corporation 1996 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 10.1 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, and incorporated herein by reference).

        /\10.9 Amendment No. 1 to Harken Energy Corporation 1996 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.5 to Harken's Registration Statement on Form S-8, filed with the SEC on August 19, 1997 and incorporated by reference herein).

        /\10.10 Amendment No. 2 to Harken Energy Corporation 1996 Incentive and
                Nonstatutory Stock Option Plan (filed as Exhibit 4.6 to Harken's Registration Statement on Form S-8, filed with the SEC on August 19, 1997 and incorporated by reference herein).

        10.11 Association Contract (Alcaravan) dated as of December 13, 1992, but effective as of February 13, 1993, by and between Empresa Colombia de Petroleos (filed as Exhibit 10.1 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-10262, and incorporated herein by reference).

        10.12 Association Contract (Bocachico) dated as of January 1994, but effective as of April 1994, by and between Harken de Colombia, Ltd. and Empresa Colombia de Petroleos (filed as Exhibit 10.1 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994, File No. 1-10262, and incorporated herein by reference

        10.13 Trust Indenture dated May 26, 1998, by and between Harken and Marine Midland Bank plc (filed as Exhibit 10.1 to Harken's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, File No. 1-10262, and incorporated herein by reference).

        10.14 Harken Energy Corporation 5% Convertible Notes Due 2003 in the principal sum of $6,803,679.26, dated December 30, 1999 (filed as Exhibit 10.21 to Harken's Quarterly Report on Form 10-Q for the period ended June 30, 2002, File No. 1-10262, and incorporated by reference herein).

        10.15 Credit Agreement, dated December 6, 2002, by and between Harken Exploration Company, XPLOR Energy, Inc., Harken Energy West Texas, Inc., South Coast Exploration Co., XPLOR Energy SPV-1, Inc., Harken Gulf Exploration Company and Guaranty Bank, FSB (filed as Exhibit 10.1 to Harken's Current Report on Form 8-K dated December 6, 2002, File No. 1-10262, and incorporated by reference herein).

        10.16 Guaranty Agreement, dated December 6, 2002, by and between Harken Energy Corporation and Guaranty Bank, FSB (filed as
                Exhibit 10.2 to Harken's Current Report on Form 8-K dated December 6, 2002, File No. 1-10262, and incorporated by reference herein).

        10.17 Association Contract (Cajaro) dated as of December 2001, but effective as of February 2002, by and between Harken de Colombia, Ltd. and Empresa Colombia de Petroleos (filed as
                Exhibit 10.14 to Harken's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2001, File No. 1-10262, and incorporated by reference herein).

        10.18 Purchase and Sale Agreement dated January 31, 2002 between Republic Resources, Inc. and Harken Energy Corporation (filed as
                Exhibit 10.15 to Harken's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2001, File No. 1-10262, and incorporated by reference herein).

        10.19 Standby Purchase Agreement between Harken Energy Corporation and Lyford Investments Enterprises Ltd. dated September 6, 2002 (filed as Exhibit 99.9 to Harken's Registration Statement on Form S-3, filed with SEC on September 13, 2002, File No. 333-99579, and incorporated by reference herein).

        10.20 Amendment No. 1 to Standby Purchase Agreement of September 6, 2002 between Harken Energy Corporation and Lyford Investments Enterprises Ltd., dated November 22, 2002 (filed as Exhibit
                99.10 to Harken's Amendment No. 1 to Registration Statement on Form S-3, filed with the SEC on December 24, 2002, File No. 333-99579, and incorporated by reference herein).

        10.21 Loan Agreement dated July 15, 2002 between Harken Energy Corporation and Lyford Investments Enterprises Ltd. (filed as
                Exhibit 10.18 to Harken's Quarterly Report on Form 10-Q for the period ended June 30, 2002, File No. 1-10262, and incorporated by reference herein).

        10.22 First Amendment to Loan Agreement between Harken Energy Corporation and Lyford Investments Enterprises Ltd., dated August 29, 2002 (filed as Exhibit 10.2 to Harken's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

        10.23 Harken Energy Corporation 7% Senior Convertible Notes Due 2007 in the principal sum of $2,025,000, dated June 18, 2002 (filed as Exhibit 10.19 to Harken's Quarterly Report on Form 10-Q for the period ended June 30, 2002, File No. 1-10262, and incorporated by reference herein).

        10.24 Harken Energy Corporation 7% Senior Convertible Notes Due 2007 in the principal sum of $2,025,000, dated June 19, 2002 (filed as Exhibit 10.20 to Harken's Quarterly Report on Form 10-Q for the period ended June 30, 2002, File No. 1-10262, and incorporated by reference herein).

        10.25 Harken Energy Corporation 7% Senior Convertible Notes Due 2007, Series A, in the principal sum of $2,210,000, dated August 13, 2002 (filed as Exhibit 10.3 to Harken's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

        10.26 Harken Energy Corporation 7% Senior Convertible Notes Due 2007, Series B, in the principal sum of $1,152,000, dated August 30, 2002 (filed as Exhibit 10.4 to Harken's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

        10.27 Harken Energy Corporation 7% Senior Convertible Notes Due 2007, Series C, in the principal sum of $2,000,000, dated October 9, 2002 (filed as Exhibit 10.5 to Harken's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

        10.28 Harken Energy Corporation 7% Senior Convertible Notes Due 2007, Series D, in the principal sum of $2,070,000, dated October 30, 2002 (filed as Exhibit 10.6 to Harken's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

        10.29 Option Agreement between Harken Energy Corporation, The Liverpool Limited Partnership and Elliot International LP, dated February 13, 2003 (filed as Exhibit 10.1 to Harken's Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

        10.30 7% Senior Convertible Note due 2006, Series A by Harken Energy Corporation payable to The Liverpool Limited Partnership in the principal amount of $720,000.00, dated February 13, 2003

                (filed as Exhibit 10.2 to Harken's Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

        10.31 7% Senior Convertible Note due 2006, Series A by Harken Energy Corporation payable to Elliot International LP in the principal amount of $880,000.00, dated February 13, 2003 (filed as Exhibit
                10.3 to Harken's Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

        10.32 7% Senior Convertible Note due 2007, Series E by Harken Energy Corporation payable to the Bank of New York Depository in the principal amount of $1,420,000.00, dated January 28, 2003 (filed as Exhibit 10.4 to Harken's Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

        10.33 7% Senior Convertible Note due 2007, Series G by Harken Energy Corporation payable to Waverley Investments Limited in the principal amount of $3,410,000, dated March 18, 2003 (filed as Exhibit 10.1 to Harken's Current Report on Form 8-K dated March 18, 2003, File No. 1-10262, and incorporated by reference herein).

        10.34 Promissory note by Harken Energy Corporation payable to Waverley Investments Limited in the principal amount of $1,705,000, dated March 18, 2003 (filed as Exhibit 10.2 to Harken's Current Report on Form 8-K dated March 18, 2003, File No. 1-10262, and incorporated by reference herein).

        *10.35 Option Agreement between Harken Energy Corporation and HBK Master Fund L.P. dated March 18, 2003.

        /\10.36 Executive Service Agreement by and between Harken Energy
                Corporation and A. Wayne Hennecke (filed as Exhibit 10.7 to Harken's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

        /\10.37 Severance Agreement dated June, 2002 by and between Harken
                Energy Corporation and Anna M. Williams (filed as Exhibit 10.8 to Harken's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

        /\10.38 Severance Agreement dated June, 2002 by and between Harken
                Energy Corporation and Bruce N. Huff (filed as Exhibit 10.9 to Harken's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

        /\10.39 Severance Agreement dated June, 2002 by and between Harken
                Energy Corporation and Jim Denny (filed as Exhibit 10.10 to Harken's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

        /\10.40 Severance Agreement dated June, 2002 by and between Harken
                Energy Corporation and Rich Cottle (filed as Exhibit 10.11 to Harken's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

        /\10.41 Severance Agreement dated June, 2002 by and between Harken Energy Corporation and Jorge Delgado, Jr. (filed as Exhibit
                 10.12 to Harken's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

        /\10.42 Agreement regarding Compensation In the Event of a Change In Control dated February 1, 2000, effective as of December 30, 1999 by and between Harken Energy Corporation and Mikel D. Faulkner (filed as Exhibit 10.13 to Harken's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

        /\10.43 Amended and Restated Agreement regarding Compensation In the Event of a Change In Control dated April 2, 2001, effective as of December 30, 1999 by and between Harken Energy Corporation and Mikel D. Faulkner (filed as Exhibit 10.14 to Harken's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

        /\10.44 Waiver of Change in Control Payment, dated December 10, 2002, by and between Mikel D. Faulkner and Harken Energy Corporation (filed as Exhibit 10.1 to Harken's Current Report on Form 8-K dated December 10, 2002, File No. 1-10262, and incorporated by reference herein).

        */\10.45 Waiver of Change in Control Payment, dated February 10, 2003, by and between Mikel D. Faulkner and Harken Energy Corporation.

        */\10.46 Waiver of Change in Control Payment, dated March 5, 2003, by and between Mikel D. Faulkner and Harken Energy Corporation.

        16.1 Letter from Arthur Andersen LLP pursuant to Item 304(a)(3) of Regulation S-K (field as Exhibit 16.1 in Harken's current report on Form 8-K, filed on September 5, 2001, File No. 1-10262, and incorporated by reference herein).

        *21 Subsidiaries of Harken (filed as Exhibit 21 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-10262, and incorporated by reference herein).

        *23.1   Consents of Ernst & Young LLP and Independent Reserve Engineers.

        *23.2   Information Concerning Consent of Arthur Andersen LLP.

        *24     Power of Attorney.

        *99.1 Certificate of the Chief Executive Officer of Harken Energy Corporation.

        *99.2 Certificate of the Chief Financial Officer of Harken Energy Corporation.

*       Filed herewith
/\       Indicates a management contract or compensatory plan or arrangement.

(b)     Reports on Form 8-K

On December 10, 2002, Harken filed a Form 8-K with respect to a credit agreement with Guaranty Bank, FSB.

On December 20, 2002, Harken filed a Form 8-K with respect to: an exchange of shares of a subsidiary for shares of New Opportunities Investment Trust PLC; certain litigation matters; and a waiver of a change of control payment.

On February 14, 2003, Harken filed a Form 8-K with respect to the issuance of $1.6 million in principal amount of 7% European Notes due 2006 to certain investors in exchange for $2 million in principal amount of 5% European Notes, and a related option agreement with such investors.

On March 20, 2003, Harken filed a Form 8-K with respect to the issuance of $3,410,000 in principal amount of 7% European Notes due 2007 and a promissory note in principal amount of $1,705,000 due September 1, 2003 to an affiliate of a holder of Harken's securities in exchange for 17,050 shares of Series G-1 preferred stock owned and $3,410,000 in cash.

On March 20, 2003, Harken filed a Form 8-K with respect to the closing of a standby purchase agreement whereby Lyford Investments Enterprises Ltd. ("Lyford") was issued 59,716,227 shares of Harken common stock, resulting in Lyford becoming a holder of approximately 62% of Harken's outstanding common stock.

                                   SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2003.

        HARKEN ENERGY CORPORATION

        /s/ Mikel D. Faulkner
        -------------------------------------

        Mikel D. Faulkner, Chairman of the Board of Directors and Chief Executive Officer

        /s/ Anna M. Williams
        -------------------------------------
        Anna M. Williams, Executive Vice President-Finance and Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 135D,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

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

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report on Form 10-K is being prepared;

        (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report on Form 10-K (the "Evaluation Date"); and

        (c) presented in this annual report on Form 10-K our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons fulfilling the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report on Form 10-K whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                 By:  /s/ Mikel D. Faulkner
                                          -------------------------
                                           Mikel D. Faulkner
                                           Chief Executive Officer

                        CERTIFICATION OF FINANCIAL OFICER

                       PURSUANT TO 18 U.S.C. SECTION 135D,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

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

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report on Form 10-K is being prepared;

        (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report on Form 10-K (the "Evaluation Date"); and

        (c) presented in this annual report on Form 10-K our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons fulfilling the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report on Form 10-K whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003                By:  /s/ Anna M. Williams
                                          -------------------------
                                           Anna M. Williams
                                           Executive Vice President -Finance and
                                           Chief Financial Officer