Form 10-Q
period 2003-03-31
HARKEN ENERGY CORP
filed 2003-05-15
CIK 313478

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

     The number of shares of Common Stock, par value $0.01 per share, outstanding as of May 1, 2003 was 98,672,766.

================================================================================

                            HARKEN ENERGY CORPORATION
                            INDEX TO QUARTERLY REPORT
                                 March 31, 2003

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

   Item 1.   Condensed Financial Statements

             Consolidated Condensed Balance Sheets..........................   4

             Consolidated Condensed Statements of Operations................   5

             Consolidated Condensed Statement of Stockholders' Equity.......   6

             Consolidated Condensed Statements of Cash Flows................   7

             Notes to Consolidated Condensed Financial Statements...........   8


   Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................  22

   Item 4.   Controls and Procedures........................................  38

PART II. OTHER INFORMATION..................................................  39

SIGNATURES..................................................................  44

                         PART I - FINANCIAL INFORMATION

                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                  December 31,     March 31,
                                                                                     2002            2003
                                                                                 -------------   -------------
   Assets
Current Assets:
   Cash and temporary investments                                                $   6,377,000   $   6,327,000
   Accounts receivable, net                                                          3,237,000       4,623,000
   Related party notes receivable                                                      105,000         105,000
   Prepaid expenses and other current assets                                         1,302,000       1,320,000
                                                                                 -------------   -------------
      Total Current Assets                                                          11,021,000      12,375,000

Property and Equipment, net                                                         70,457,000      71,315,000

Investment in Equity Securities                                                      1,091,000         603,000
Other Assets, net                                                                    3,011,000       1,926,000
                                                                                 -------------   -------------
                                                                                 $  85,580,000   $  86,219,000
                                                                                 =============   =============

   Liabilities and Stockholders' Equity
Current Liabilities:
   Trade payables                                                                $   2,356,000   $   3,177,000
   Accrued liabilities and other                                                     4,095,000       4,208,000
   Revenues and royalties payable                                                    1,342,000       1,455,000
   Bank credit facility                                                              2,176,000       1,200,000
   Convertible notes payable                                                        34,575,000      21,371,000
                                                                                 -------------   -------------
      Total Current Liabilities                                                     44,544,000      31,411,000

Convertible Notes Payable                                                           11,106,000      17,938,000

Bank Credit Facility                                                                 3,810,000       4,410,000

Investor Term Loan                                                                   5,000,000              --

Accrued Preferred Stock Dividends                                                    7,369,000         947,000

Asset Retirement Obligation                                                          4,664,000       6,962,000

Other Long-Term Obligations                                                            644,000         644,000

Commitments and Contingencies (Note 13)

Minority Interest in Consolidated Subsidiary                                         3,312,000       3,281,000

Stockholders' Equity:
   Series G1 Preferred Stock, $1.00 par value; $100 liquidation value; 700,000
   shares authorized; 402,688 and 380,243 shares outstanding, respectively             403,000         380,000
   Series G2 Preferred Stock, $1.00 par value; $100 liquidation value; 400,000
      shares authorized; 93,150 and 93,150 shares outstanding, respectively             93,000          93,000
   Common stock, $0.01 par value; 225,000,000 shares authorized;
      25,447,804 and 99,280,575 shares issued, respectively                            254,000         993,000
   Additional paid-in capital                                                      388,703,000     402,620,000
   Accumulated deficit                                                            (383,004,000)   (382,142,000)
   Accumulated other comprehensive income                                              134,000         134,000
   Treasury stock, at cost, 605,700 shares held                                     (1,452,000)     (1,452,000)
                                                                                 -------------   -------------
      Total Stockholders' Equity                                                     5,131,000      20,626,000
                                                                                 -------------   -------------
                                                                                 $  85,580,000   $  86,219,000
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

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended
                                                                       March 31,
                                                                -------------------------
                                                                    2002          2003
                                                                -----------   -----------
Revenues:
   Oil and gas operations                                       $ 5,426,000   $ 7,378,000
   Interest and other income                                         66,000        32,000
                                                                -----------   -----------
                                                                  5,492,000     7,410,000
                                                                -----------   -----------
Costs and Expenses:
   Oil and gas operating expenses                                 2,320,000     2,027,000
   General and administrative expenses, net                       2,409,000     2,476,000
   Depreciation and amortization                                  3,266,000     2,040,000
   Interest expense and other, net                                  972,000     2,668,000
                                                                -----------   -----------
                                                                  8,967,000     9,211,000
                                                                -----------   -----------
Gain from repurchases of European Notes                                  --     4,531,000
                                                                -----------   -----------
      Income/(loss) before income taxes                          (3,475,000)    2,730,000

Income tax expense                                                   90,000       100,000
                                                                -----------   -----------
      Income/(loss) before cumulative effect of change in
         accounting principle and minority interest              (3,565,000)    2,630,000

Minority interest in subsidiary                                       9,000        31,000
                                                                -----------   -----------
      Net income/(loss) before cumulative effect of change in
         accounting principle                                    (3,556,000)    2,661,000

Cumulative effect of change in accounting principle                      --      (813,000)
                                                                -----------   -----------
      Net income/(loss)                                         $(3,556,000)  $ 1,848,000
                                                                ===========   ===========
Preferred stock dividends                                        (1,045,000)     (986,000)
                                                                -----------   -----------
      Net income/(loss) attributed to common stock              $(4,601,000)  $   862,000
                                                                ===========   ===========
Basic income/(loss) per common share:
      Net income/(loss) per common share before cumulative
         effect of change in accounting principle               $     (0.25)  $      0.04
      Cumulative effect of change in accounting principle                --         (0.02)
                                                                -----------   -----------
   Net income/(loss) per common share                           $     (0.25)  $      0.02
                                                                ===========   ===========
   Weighted average common shares outstanding                    18,233,676    36,764,473
                                                                ===========   ===========
Fully diluted income/(loss) per common share:
      Net income/(loss) per common share before cumulative
         effect of change in accounting principle               $     (0.25)  $      0.02
      Cumulative effect of change in accounting principle                --         (0.01)
                                                                -----------   -----------
      Net income/(loss) per common share                        $     (0.25)  $      0.01
                                                                ===========   ===========
      Weighted average common shares outstanding                 18,233,676    83,442,281
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

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                      Additional
                                           G1 Preferred    G2 Preferred    Common      Paid-In
                                              Stock           Stock        Stock       Capital
                                           -------------   ------------   --------   ------------
Balance, December 31, 2002                   $403,000        $93,000      $254,000   $388,703,000

   Issuance of common stock                        --             --       729,000      8,344,000
   Repurchases of preferred stock             (23,000)            --            --     (1,675,000)
   Issuance of preferred stock dividends           --             --        10,000      7,248,000
   Accrual of preferred stock dividends            --             --            --             --
   Net income                                      --             --            --             --
                                             --------        -------      --------   ------------
Balance,  March 31, 2003                     $380,000        $93,000      $993,000   $402,620,000
                                             ========        =======      ========   ============

                                                                          Accumulated
                                                                            Other
                                            Treasury     Accumulated     Comprehensive
                                              Stock        Deficit       Income (Loss)     Total
                                           -----------   -------------   -------------   -----------
Balance, December 31, 2002                 $(1,452,000)  $(383,004,000)     $134,000     $ 5,131,000

   Issuance of common stock                         --              --            --       9,073,000
   Repurchases of preferred stock                   --              --            --      (1,698,000)
   Issuance of preferred stock dividends            --              --            --       7,258,000
   Accrual of preferred stock dividends             --        (986,000)           --        (986,000)
   Net income                                       --       1,848,000            --       1,848,000
                                           -----------   -------------      --------     -----------
Balance,  March 31, 2003                   $(1,452,000)  $(382,142,000)     $134,000     $20,626,000
                                           ===========   =============      ========     ===========

    The accompanying Notes to Consolidated Condensed Financial Statements are
                     an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Three Months Ended
                                                                            March 31,
                                                                     --------------------------
                                                                       2002            2003
                                                                     -----------   ------------
Cash flows from operating activities:
   Net income / loss                                                 $(3,556,000)  $  1,848,000
      Adjustment to reconcile net income / loss to net cash
         provided by operating activities:
      Depreciation and amortization                                    3,266,000      2,040,000
      Amortization of issuance costs                                     117,000        984,000
      Gain on repurchases of European Notes                                   --     (4,531,000)
      Minority interest                                                   (9,000)       (31,000)
      Cumulative effect of change in accounting principle                     --        813,000
      Loss on investment                                                      --        488,000

   Change in assets and liabilities:
      (Increase) decrease in accounts receivable                        (701,000)    (1,410,000)
      Increase (decrease) in trade payables and other                 (1,088,000)     1,068,000
                                                                     -----------   ------------
            Net cash provided by (used in) operating activities       (1,971,000)     1,269,000
                                                                     -----------   ------------

Cash flows from investing activities:
   Proceeds from sales of assets                                         936,000        660,000
   Capital expenditures, net                                          (2,322,000)    (2,357,000)
                                                                     -----------   ------------
            Net cash used in investing activities                     (1,386,000)    (1,697,000)
                                                                     -----------   ------------

Cash flows from financing activities:
   Proceeds from issuances of common stock, net                        1,425,000      4,624,000
   Transaction costs                                                    (257,000)            --
   Repayments of debt and convertible notes                                   --     (7,272,000)
   Proceeds from issuance of European Notes, net of issuance costs            --      3,026,000
                                                                     -----------   ------------
            Net cash provided by financing activities                  1,168,000        378,000
                                                                     -----------   ------------

Net decrease in cash and temporary investments                        (2,189,000)       (50,000)
Cash and temporary investments at beginning of period                  8,523,000      6,377,000
                                                                     -----------   ------------
Cash and temporary investments at end of period                      $ 6,334,000   $  6,327,000
                                                                     ===========   ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                       $    88,000   $    466,000
      Income taxes                                                        72,000         78,000

    The accompanying Notes to Consolidated Condensed Financial Statements are
                      an integral part of these Statements.

                   HARKEN ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             March 31, 2002 and 2003
                                   (Unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Harken Energy Corporation ("Harken") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations, although Harken believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Harken, these financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 2002 and March 31, 2003 and the results of its operations and changes in its cash flows for all periods presented as of March 31, 2002 and 2003. All such adjustments represent normal recurring items. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Harken's Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior year amounts have been reclassified to conform with the 2003 presentation.

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

     The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

(2)  ACQUISITIONS AND DISPOSITIONS

     Sales of Certain Producing Interests - In 2002, wholly-owned subsidiaries of Harken sold interests in oil and gas producing properties located in Texas for approximately $2,499,000 and also sold oil and gas mineral interests for approximately $75,000. During the first quarter of 2003, Harken sold an additional interest in an oil and gas producing property located in Louisiana for approximately $660,000.

     Acquisition of Republic Properties - On January 30, 2002, a wholly-owned subsidiary of Harken signed an agreement to acquire certain property interests (the "Republic Properties") from Republic Resources, Inc. ("Republic"). This acquisition was closed on April 4, 2002 following approval by Republic stockholders and debenture holders. The Republic Properties consist of interests in 16 oil and gas wells in nine fields plus interests in additional prospect acreage located in southern Louisiana and the Texas Gulf Coast region. The Republic Properties were acquired by Harken in exchange for 2,645,500 shares of Harken common stock, which had a market value of $2,645,500 on the closing date, plus 79,365 shares issued as a transaction fee in this acquisition. In addition, the Purchase and Sale Agreement provides for contingent additional consideration of cash or additional shares of Harken common stock, or any combination of the two as Harken may decide, to be paid within 45 days after December 31, 2003, based on a defined calculation to measure the appreciation, if any, of the reserve value of the Republic Properties. Since Harken acquired only the oil and gas properties from Republic, the entire purchase price was allocated to the domestic full cost pool.

(3)  PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:

                                      December 31,     March 31,
                                         2002            2003
                                     -------------   -------------
Unevaluated oil and gas properties:

   Unevaluated Peru properties       $     562,000   $     612,000
   Unevaluated Panama properties           304,000         375,000
   Unevaluated domestic properties       2,617,000       2,696,000

Evaluated oil and gas properties:

   Evaluated Colombian properties      184,493,000     186,147,000
   Evaluated domestic properties       156,072,000     157,098,000
Facilities and other property           25,394,000      25,765,000
Less accumulated depreciation and
   amortization                       (298,985,000)   (301,378,000)
                                     -------------   -------------
                                     $  70,457,000   $  71,315,000
                                     =============   =============

(4)  ASSET RETIREMENT OBLIGATION

     Effective January 1, 2003, Harken changed its method of accounting for asset retirement obligations in accordance with the recently issued FASB Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). Prior to the effective date of SFAS 143, Harken reflected asset retirement obligations for acquired assets net of related estimated salvage values to be realized at the time of retirement. Under the new accounting method, Harken now recognizes the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Market risk premium was excluded from the estimate of the asset retirement obligations since reliable estimates were not obtainable.

     The cumulative effect of the change in accounting method on prior years resulted in a charge to income of $813,000 ((.02) per share), for the period ended March 31, 2003. The effect of the change on the period ended March 31, 2003 was to decrease income before the cumulative effect of the accounting change by $144,000. The pro forma effects of the application of SFAS 143 as if the Statement had been adopted on January 1, 2002 (rather than January 1, 2003) are presented below:

Pro forma amounts assuming the          For the three
accounting change is applied            months ended
retroactively net-of-tax:               March 31, 2002
                                        --------------

Net loss:
   As reported                           $(4,601,000)
   Pro forma                              (4,720,000)
Net loss per common share:
   As reported                           $     (0.25)
   Pro forma                                   (0.26)

     A summary of Harken's assets with required asset retirement obligations as of March 31, 2003 is as follows:

                                            Asset Retirement
              Asset Category                   Liability       Estimated Life
-----------------------------------------   ----------------   --------------
Domestic oil and gas producing properties      $4,254,000        2-55 years
Domestic facilities and other property          2,158,000       12-29 years
Colombian oil producing properties                550,000        4-23 years
Colombian facilities and other property                --        4-23 years
                                               ----------
                                               $6,962,000
                                               ==========

     Harken reflects no asset retirement obligation for Global's Colombian facilities as upon the expiration of the related Association Contract, the ownership of such facilities reverts to Ecopetrol.

     The following table describes all changes to Harken's asset retirement obligation liability during the three month period ended March 31, 2003.

Asset retirement obligation at December 31, 2002   $4,664,000
Liability recognized upon adoption of SFAS 143      2,138,000
Additions during the first quarter of 2003             46,000
Deletions during the first quarter of 2003            (30,000)
Accretion expense                                     144,000
                                                   ----------
Asset retirement obligation at March 31, 2003      $6,962,000
                                                   ==========

     Had the provision of SFAS 143 been adopted on January 1, 2002, the asset retirement obligation would have been $6,262,000.

(5)  MIDDLE AMERICAN OPERATIONS

     Harken's Middle American operations are all conducted through its ownership in Global Energy Development PLC ("Global") (a public limited company registered in England and Wales under the

Companies Act (1985) of the United Kingdom). Global's ordinary shares are listed for trading on the AIM Exchange in London. Effective March 25, 2002, Harken's ownership in Global decreased from 100% to 92.77% when Global sold 7.23% of its shares to 22 investors. The placement to these investors consisted of 2,021,902 shares at a cost of approximately $0.70 per share, of which less than 1% was purchased, at the offering price, by certain officers, directors and employees of Harken and Global and a family member, in exchange for approximately $1,436,000 in cash. Global is seeking additional financing and may effect acquisitions using shares of its newly listed ordinary shares. In addition, Harken may elect to sell or otherwise dispose of additional shares of Global owned by Harken, for cash or otherwise. During December 2002, Harken exchanged 2,000,000 common shares of Global for 1,232,742 common shares of New Opportunities Investment Trust PLC ("NOIT") which further reduced Harken's ownership of Global to approximately 85.62%. In connection with the issuance to Lyford Investments Enterprises Ltd. ("Lyford") of the 10% Term Loan, Lyford received warrants to purchase 7,000,000 shares of Global held by Harken at a price of 50 pence per share. These warrants expire in 2005.

     Colombian Operations - Global's Colombian operations are conducted through Harken de Colombia, Ltd., a wholly owned subsidiary of Global, which held four exclusive Colombian Association Contracts with Empresa Colombiana de Petroleos ("Ecopetrol") as of March 31, 2003. Terms of each of the Association Contracts commit Global to perform certain activities, such as seismic activities and/or the drilling of a well, in accordance with a prescribed timetable. As of May 14, 2003, Global was in compliance with the requirements of each of the Association Contracts.

     Peru Operations - In April 2001, Global, through a wholly owned subsidiary, signed a Technical Evaluation Agreement ("Peru TEA") with Perupetro, the national oil company of Peru. The Peru TEA covers an area of approximately 6.8 million gross acres in northeastern Peru. Under the terms of the Peru TEA, Global has the option to convert the Peru TEA to a seven year exploration contract, with a twenty-two year production period. Terms of the Peru TEA allow Global to conduct a study of the area that will include the reprocessing of seismic data and evaluation of previous well data. On April 7, 2003, Global received an extension from Perupetro of the Peru TEA to July 9, 2003.

     Panama Operations - In September 2001, Global, through a wholly owned subsidiary, signed a Technical Evaluation Agreement ("Panama TEA") with the Ministry of Commerce and Industry for the Republic of Panama. The Panama TEA covers an area approximately 2.7 million gross acres divided into three blocks in and offshore Panama. Under the terms of this Panama TEA, which extends for a period of 24 months, Global is to perform certain work program procedures and studies to be submitted to the Panamanian government with an option to negotiate and enter into one or more Contracts for the Exploration and Exploitation of Hydrocarbons with the Ministry of Commerce and Industry.

(6)  BANK CREDIT FACILITY OBLIGATION

     On December 6, 2002, certain of Harken's domestic subsidiaries (the "Borrowers") and Harken entered into a three-year loan facility with Guaranty Bank FSB ("Guaranty"), which is secured by substantially all of Harken's domestic oil and gas properties and a guarantee from Harken. The initial proceeds advanced under the Guaranty credit facility were used to repay in full the outstanding principal and interest owed under the credit facility with Bank One, N.A. previously held by Harken and certain of its domestic subsidiaries. The Guaranty credit facility provides borrowings limited by a borrowing base (as defined by the Guaranty credit facility) which was $7,100,000 and $6,010,000, as of December 31, 2002 and March 31, 2003 respectively. Such borrowing base, which is net of outstanding letters of credit, is re-determined by Guaranty on May 1 and November 1 of each year in accordance with the credit facility agreement. Effective May 1, 2003, the redetermined borrowing base is $7,100,000. If the borrowing base is reduced by Guaranty to an amount less than the outstanding balance, then the Borrowers would be required to repay any amount by which the outstanding balance of the facility exceeds the borrowing base or provide additional collateral satisfactory to Guaranty within 30 days following notice by Guaranty of such determination. The borrowing base is being reduced by $200,000 per month beginning January 1, 2003 and will be redetermined again by Guaranty on November 1, 2003, in accordance with the credit facility agreement. Due to these scheduled borrowing base reductions, the current outstanding letters of credit and the redetermined borrowing base as of May 1, 2003, Harken has reflected approximately $1,200,000 of the credit facility amount as a current liability at March 31, 2003. At December 31, 2002 and March 31, 2003, Harken has $5,986,000 and $5,610,000, respectively, outstanding pursuant to the credit facility. Guaranty's commitments under the credit facility terminate on December 6, 2006.

     Harken's bank credit facility with Guaranty prohibits cash dividends, loans, advances and similar payments to be made to Harken by the Borrowers. Therefore, the Borrowers will not be able to provide Harken with funds to be used for the repayment of Harken's debt or for other uses, unless the Borrowers obtain Guaranty's consent. The Guaranty credit facility requires the Borrowers to maintain certain financial covenant ratios and requirements as calculated on a quarterly basis. Such financial covenant ratios and requirements for the Borrowers include a current ratio, as defined, of not less than 1.0 to 1.0, a maximum liabilities to equity ratio, as defined, of not more than 1.0 to 1.0 and a debt service coverage ratio, as defined, of not less than 1.25 to 1.0. In addition, the agreement requires that general and administrative expenses of the Borrowers must not exceed 25% of the Borrowers' net revenue for each quarter. At March 31, 2003, the Borrowers were in compliance with these covenants.

(7)  INVESTOR TERM LOAN

     In July 2002, Harken issued a 10% Term Loan Payable (the "10% Term Loan") in the principal amount of $3,000,000 to Lyford, in exchange for cash in the principal amount of the 10% Term Loan. The principal of Lyford is Phyllis Quasha, whose son, Alan G. Quasha, is now a member of Harken's board of directors and the Chairman of Harken. Prior to entering into the 10% Term Loan, Mr. Quasha and his affiliates owned no shares of Harken's common stock. However an affiliate of Mr. Quasha purchased shares in Harken's subsidiary, Global, during that subsidiary's March 2002 offering at the offering price. In August 2002, Harken entered into an amendment of the 10% Term Loan and issued an additional principal amount of $2,000,000 of the 10% Term Loan in exchange for cash in the additional principal amount of the loan.

     Lyford offset a portion of the payment pursuant to its standby commitment relating to Harken's rights offering to repay in full the outstanding balance plus accrued interest related to the 10% Term Loan. Harken's indebtedness to Lyford under the 10% Term Loan was thereby cancelled on March 20, 2003.

     As additional consideration for the 10% Term Loan, as amended, Harken issued to Lyford warrants to purchase up to a total of 7.0 million shares of Global ordinary shares owned by Harken, at a price of 50 pence per share. Harken has accounted for these warrants as a derivative in accordance with SFAS No. 133 and accordingly has reflected the fair value of the warrants as a liability in the consolidated condensed balance sheet. Such liability is reflected at the fair value of the derivative, based on the underlying market price of Global common stock, and the corresponding gain or loss related to the change in derivative fair value is reflected in earnings. The issuance of the warrants is considered to be a debt issuance cost and is amortized over the life of the 10% Term Loan. As the 10% Term Loan was paid in full on March 20, 2003, the unamortized debt issuance costs were fully expensed in the first quarter of 2003.

(8)  CONVERTIBLE NOTES PAYABLE

     A summary of convertible notes payable is as follows:

                              December 31,   March 31,
                                  2002         2003
                              -----------   -----------
     5% European Notes        $29,030,000   $14,110,000
     7% European Notes         11,106,000    17,938,000
     Waverley Note                     --     1,682,000
     Benz Convertible Notes     5,545,000     5,579,000
                              -----------   -----------
                               45,681,000    39,309,000
     Less: Current portion     34,575,000    21,371,000
                              -----------   -----------
                              $11,106,000   $17,938,000
                              ===========   ===========

     5% European Notes -- On May 26, 1998, Harken issued a total of $85 million of its 5% Senior Convertible Notes due 2003 (the "5% European Notes"), which mature on May 26, 2003. Such 5% European Notes were originally convertible into shares of Harken common stock at a conversion price of $65.00 per share, subject to adjustment in certain circumstances. In January 2003, such conversion price was adjusted to $62.58 per share, and following the February 2003 announcement of the terms of the rights offering, the conversion price was adjusted to $45.22 per share, effective January 31, 2003. Since issuance, Harken has repurchased or exchanged to date an aggregate of $70,890,000 principal amount of the 5% European Notes. As of May 14, 2003, the outstanding principal balance of the 5% European Notes was $14,110,000. Interest incurred on the 5% European Notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are redeemed, converted or purchased by Harken prior to their maturity.

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

     On January 28, 2003, Harken exchanged a total of $1,420,000 principal amount of 5% European Notes for $1,420,000 principal amount of 7% European Notes due 2007. On February 13, 2003, Harken issued $1,600,000 in principal amount of 7% European Notes due 2006, to certain investors (the "Investors") in exchange for $2,000,000 in principal amount of the 5% European Notes. Harken also entered into an Option Agreement with the Investors, dated February 13, 2003, that provided for a call option in favor of Harken and a put option in favor of the Investors. Additionally, on March 18, 2003, Harken entered into an option agreement with HBK Master Fund L.P. ("HBK") that provided for a call option in favor of Harken and a put option in favor of HBK. On March 26 and 27, 2003, Harken exercised, respectively, both of these call options. Pursuant to this exercise, the Investors and HBK sold an aggregate of $11.5 million principal amount of 5% European Notes at an aggregate cash option price of approximately $6.9 million plus accrued and unpaid interest through the date of payment. In the first quarter of 2003, Harken has reflected a gain of approximately $4.5 million from these cash purchases of outstanding 5% European Notes in the accompanying Consolidated Condensed Statements of Operations. As a result of Harken's exercise of these call options, the respective put options with the Investors and HBK were terminated.

     At its annual stockholder meeting held January 29, 2003, Harken received stockholder approval in connection with the potential issuance of Harken common stock to redeem up to $20 million of the 5% European Notes, in accordance with guidelines of the American Stock Exchange that apply to transactions involving the potential issuance below market value of at least 20% of a company's outstanding shares. On April 25, 2003, Harken issued a notice of redemption for the 5% European Notes for shares of Harken's common stock. The date of the redemption is May 26, 2003. In accordance with the terms of the 5% European Notes, each 5% European Note outstanding on May 26, 2003 will be redeemed for the number of shares of common stock equal to 115% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest thereon to the date of redemption, divided by approximately $0.35 (the average market price of the common stock over the 30 calendar days immediately preceding the date of the notice of the redemption). As of May 14, 2003, there is approximately $14.1 million principal amount of 5% European Notes outstanding, which would result in an issuance of up to approximately 47.8 million shares of common stock upon redemption. The amount of the 5% European Notes to be redeemed is likely to decrease prior to the redemption date as Harken has pursued and is continuing to actively pursue negotiated transactions to reduce the balance of the notes through exchanges and repurchases.

     7% European Notes -- On June 18, 2002, Harken issued to certain holders of Harken's securities $2,025,000 principal amount of its 7% Senior Convertible Notes (the "7% European Notes") due 2007 in exchange for approximately $1,025,000 in cash and 10,000 shares of Harken's Series G1 Preferred Stock owned by such holders. On June 19, 2002, Harken issued to certain holders of Harken's securities an additional $2,025,000 principal amount of the 7% European Notes in exchange for approximately $1,725,000 in cash and 3,000 shares of Harken's Series G1 Preferred Stock owned by such holders. Also, during the third and fourth quarter of 2002, Harken issued an additional total of $7,432,000 principal amount of the 7% European Notes in connection with the exchange transactions involving certain of the 5% European Notes described in the preceding paragraphs. On January 28, 2003, Harken exchanged a total of $1,420,000 principal amount of 5% European Notes for $1,420,000 principal amount of 7% European Notes due 2007. On February 13, 2003, Harken issued $1,600,000 in principal amount of 7% European Notes due 2006, to certain investors (the "Investors") in exchange for $2,000,000 in principal amount of the 5% European Notes. Additionally, on March 18, 2003, Harken issued $3,410,000 in principal amount of the 7% European Notes and a promissory note in principal amount of $1,705,000 (the "Waverley Note", see further discussion below) due September 1, 2003 to Waverley Investments Limited ("Waverley") in exchange for 17,050 shares of Harken's

Series G-1 convertible preferred stock owned by an affiliate of Waverley, and $3,410,000 in cash. As of May 14, 2003, Harken has issued a total of approximately $17.9 million in principal of the 7% European Notes, of which approximately $1.6 million mature on June 30, 2006 and approximately $16.3 mature on March 31, 2007.

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

     7% European Notes due 2006 -- The 7% European Notes due 2006 mature on
June 30, 2006 and also rank equal to the 5% European Notes. Interest incurred on the 7% European Notes due 2006 is payable semi-annually in June and December of each year to maturity or until the 7% European Notes due 2006 are redeemed, converted or purchased by Harken prior to their maturity. Upon the registration of the underlying Harken common stock issuable upon conversion, the 7% European Notes are convertible into shares of Harken common stock at an initial conversion price of $0.40 per share. The initial conversion price will be reset on February 2, 2004 to equal 115% of the average market price of Harken common stock for the 20 business days immediately proceeding such date. The 7% European Notes due 2006 may be redeemed at Harken's option, at any time and from time to time, in whole or in part, for cash equal to the outstanding principal and accrued interest to the date of redemption, upon not less than 30 days notice to the noteholders.

     Waverley Note -- The Waverley Note will only bear interest during the period of any default. The Waverley Note may be redeemed for cash at Harken's option, at par, in whole or in part, upon not less than 30 days notice to the holders. The Waverley Note may be redeemed for shares on September 1, 2003. If Harken elects to redeem the Waverley Note for shares of its common stock, the note will be redeemed for a number of shares of Harken common stock equal to 100% of the principal amount of the note to be redeemed, plus default interest, if any, divided by the average market price of the common stock over all stock exchange business days during August 2003. The difference between the principal amount of the Waverley Note and the $1,682,000 carrying amount of the Waverley Note at March 31, 2003 is being accreted to Interest Expense over the term of the note.

     Benz Convertible Notes -- On December 30, 1999, Harken issued $12,000,000 principal amount of the Benz Convertible Notes in exchange for certain prospects acquired from Benz Energy, Incorporated. The Benz Convertible Notes originally were to mature on May 26, 2003. In March 2000, the maturity date of certain of the Benz Convertible Notes was extended to November 26, 2003. The Benz Convertible Notes were originally convertible into shares of Harken common stock at a conversion price of $65.00 per share, subject to adjustment in certain circumstances. Following the February 2003 announcement of the terms of the rights offering, the conversion price for the Benz Convertible Notes was adjusted to $29.41 per share, effective January 31, 2003. In July 2002, pursuant to the terms of the Benz Convertible Notes, Harken elected to redeem Benz Convertible Notes with a principal amount of approximately $1,135,000 for 2,000,000 shares of Harken common stock. In August 2002, Harken repurchased approximately $4,071,000 principal amount of Benz Convertible Notes from a holder for $1,231,000 in cash. Harken has repurchased or redeemed to date approximately $6.3 million principal amount of the Benz Convertible Notes for cash and/or common stock. As of May 14, 2003, the outstanding principal balance of Benz Convertible Notes was approximately $5,669,000 with a maturity date of November 26, 2003.

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

     No Benz Convertible Notes were repurchased or redeemed by Harken during the three months ended March 31, 2003.

    Currently, Harken does not have sufficient funds to pay the Benz
Convertible Notes and the Waverley Notes in cash upon maturity. Harken's management plans to continue to actively pursue negotiated transactions to repurchase and/or restructure the Benz Convertible Notes. These efforts are expected to primarily include exchanging the Benz Convertible Notes for debt or equity securities and raising funds through the issuance of debt or equity securities in order to repurchase the Benz Convertible Notes for cash. Additionally, Harken intends to repay the Waverley Note in cash prior to or upon maturity of the Waverley Note. It is not assured, however, that the entire principal balance of the Benz Convertible Notes will be restructured or repurchased for cash and/or other securities or property prior to maturity. Consequently, Harken presently intends to satisfy its remaining obligations under the Benz Convertible Notes by redeeming them in exchange for Harken common stock. To the extent the Waverley Note remains outstanding at maturity Harken similarly plans to redeem it for Harken common stock. Although there can be no assurances, Harken believes that it will repurchase and restructure a sufficient amount of the Benz Convertible Notes, if necessary to enable Harken to redeem the remaining principal balance of the Benz Convertible Notes upon maturity for Harken common stock without requiring stockholder approval of additional authorized shares. However, depending on Harken's success in repurchasing or restructuring the Benz Convertible Notes and the future market price of its common stock, Harken may not have a sufficient number of authorized but unissued shares of Harken common stock to redeem the remaining Benz Convertible Notes for common stock. At the present market price of Harken common stock, Harken has a sufficient number of authorized shares to allow Harken to redeem the Benz Convertible Notes and the Waverley Note for common stock. However, if the market price of Harken common stock declines significantly, then depending on the amount of the Benz Convertible Notes and the Waverley Note outstanding, Harken may be required to seek stockholder approval of an additional increase in authorized shares before Harken could redeem the remaining Benz Convertible Notes and the Waverley Note.

(9) RIGHTS OFFERING

     In February 2003, Harken distributed to holders of its common stock, Series G1 preferred stock, and Series G2 preferred stock, at no charge, nontransferable subscription rights to purchase shares of its common stock. Such holders received one subscription right for each share of common stock they own (or in the case of the Series G1 preferred stock and Series G2 preferred stock, one subscription right for each share of common stock issuable upon conversion) at the close of business on January 30, 2003. Harken distributed 32,154,867 subscription rights exercisable for up to 72,885,437 shares of common stock for a maximum offering amount of $10,000,000.

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

     Standby Purchase Agreement -- On September 6, 2002, Harken entered into a standby purchase agreement with Lyford that defined Harken's rights and obligations, and the rights and obligations of Lyford, (the "Standby Commitment"). This agreement was amended on November 22, 2002. The standby purchase agreement obligated Harken to sell, and required Lyford to subscribe for and purchase from Harken, a number of shares of common stock equal to the Shortfall divided by the subscription price per share. The "Shortfall" is the amount by which the $10,000,000 offering amount exceeds the aggregate subscription price to be paid by the stockholders who subscribe for and purchase shares in the offering.

     As compensation to Lyford for its Standby Commitment, Harken paid Lyford a Standby Commitment Fee of $600,000 by issuing 1,714,286 shares of common stock to Lyford (the "Standby Commitment Fee Shares"), with each such share being attributed a value of $0.35. Harken has also paid Lyford $50,000 in cash for its legal fees in connection with the rights offering.

     Pursuant to the standby purchase agreement, on March 20, 2003, Lyford purchased 59,716,227 shares of common stock from Harken for an aggregate purchase price of approximately $8,193,000. Lyford paid approximately $3,185,000 in cash to Harken from its available working capital. After giving effect to the consummation of Harken's rights offering and the standby purchase agreement, Lyford has become the holder of approximately 62% of Harken's outstanding common stock, and resulted in a change of control of Harken. Lyford has the voting power to control the election of Harken's board of directors and the approval or other matters presented for consideration by the stockholders, which could include mergers, acquisitions, amendments to Harken's charter and various corporate governance actions.

(10) RELATED PARTY TRANSACTIONS

     During 1997, 1998 and 1999, Harken made secured short-term loans to certain members of Harken's Management, certain of whom also served on the Board of Directors. Such notes receivable are reflected in Harken's Consolidated Condensed Balance Sheets at December 31, 2002 and March 31, 2003 as related party notes receivable. In May 2002, Harken entered into a severance agreement to forgive the repayment of a short-term loan in the principal amount of $64,000 to a member of management related to his resignation as an officer of Harken due to health reasons. Harken reflected the forgiveness as a charge to earnings during the first quarter of 2002.

     In November 2001, Global elected to its Board of Directors a director who is also a director of RP&C International Inc. ("RP&C"). RP&C has historically provided financial and transaction consulting services to Harken, including with regard to Harken's Convertible European Notes, and Series G1 Preferred and Series G2 Preferred stock. In addition, RP&C has served as a financial advisor in connection with Harken's restructuring of its international assets, obligations and operations through its Global subsidiary. Also, RP&C currently serves as Global's nominated advisor for the AIM Exchange in London. During 2002 and the three months ended March 31, 2003, Harken repurchased 5,400 shares and 5,395 shares, respectively, of Series G1 Preferred stock held by RP&C in consideration for certain financial and transaction consulting services. During the quarter ended March 31, 2003, Harken paid to RP&C approximately $580,000 for transaction costs associated with these transaction consulting services. In connection with these services provided, RP&C may continue to earn such fees in the future.

     In April 2003, Lyford purchased $1,980,000 principal amount of Harken's 5% European Notes in a privately negotiated transaction with the holders of such notes. Pursuant to Harken's notification of redemption of the 5% European Notes for shares of Harken common stock, Lyford is entitled to receive 6,714,031 shares of Harken common stock issuable upon redemption of the 5% European Notes it holds. For further discussion of Harken's 5% European Notes and the redemption for shares of Harken common stock, see Note 8 -- Convertible Notes Payable.

(11) HEDGING ACTIVITIES

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

     As of March 31, 2003, Harken, holds a natural gas collar contract consisting of a fixed price floor option of $3.00 per MMBTU and a fixed price cap option of $4.95 per MMBTU, covering 70,000 MMBTUs per month over the period of the contract through June 30, 2004. Harken did not designate the above derivative as a hedge under SFAS No. 133, therefore the derivative has been marked to market at March 31, 2003 and the changes in the fair value of the derivative of approximately $356,000 are reflected currently in earnings. Such natural gas collar contract is reflected in accrued liabilities at March 31, 2003 with a market value of approximately $654,000.

     Risk management policies established by Harken management limit Harken's derivative instrument activities to those derivative instruments which are effective in mitigating certain operating risks, including commodity price risk. In addition to other restrictions, the extent and terms of any derivative instruments are required to be reviewed and approved by executive management of Harken.

(12) SEGMENT INFORMATION

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

     Harken's financial information for each of its operating segments is as follows for the periods ended March 31, 2002 and 2003:

                                                 North        Middle
                                                America       America        Total
                                              -----------   -----------   -----------
For the three months ended
   March 31, 2002:

Operating revenues                            $ 3,788,000   $ 1,638,000   $ 5,426,000
Interest and other income                          21,000        45,000        66,000
Depreciation and amortization                   2,123,000     1,143,000     3,266,000
Interest expense and other, net                   664,000       308,000       972,000
Income tax expense                                 15,000        75,000        90,000
Segment loss                                   (2,382,000)   (1,174,000)   (3,556,000)
Capital expenditures                              107,000       192,000       299,000
Total assets at end of period                  60,030,000    29,233,000    89,263,000

For the three months ended
   March 31, 2003:

Operating revenues                            $ 5,533,000   $ 1,845,000   $ 7,378,000
Interest and other income                           8,000        24,000        32,000
Depreciation and amortization                   1,460,000       580,000     2,040,000
Interest expense and other, net                 2,639,000        29,000     2,668,000
Gains on repurchases of convertible notes       4,531,000            --     4,531,000
Income tax expense                                     --       100,000       100,000
Segment income/(loss) before cumulative
   effect of change in accounting principle     2,680,000       (19,000)    2,661,000
Segment income (loss)                           2,067,000      (219,000)    1,848,000
Capital expenditures                            1,795,000     1,733,000     3,528,000
Total assets at end of period                  59,405,000    26,814,000    86,219,000

(13) COMMITMENTS AND CONTINGENCIES

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

     In December 2002, a new lawsuit was filed by Black Point Limited ("Black Point") in the United District Court for the Northern district of Illinois, alleging that Global Ltd., aided and abetted by officers of Harken, fraudulently induced Black Point to spend time and money locating prospective business partners for Global Ltd. in the People's Republic of China. Black Point contends that it located willing and suitable partners, only to have them unreasonably rejected by Global Ltd. Black Point seeks breach of contract damages of $1.5 million from Global Ltd., that amount being Black Point's projected success fee on an unconsummated $20 million investment by a Chinese partner. Alternatively, Black Point seeks damages of approximately $290,000 for retainer fees foregone by Black Point, plus out of pocket expenses, from Global Ltd. under theories of fraudulent inducement, quantum merit, and detrimental reliance. Black Point also seeks approximately $290,000 in damages from Harken, alleging that Harken aided and abetted Global Ltd.'s fraudulent inducement. Harken and Global Ltd. do not believe Black Point's allegations have merit since

Global Ltd. fully complied with the terms of the agreement in good faith. On March 6, 2003, the Court held a hearing on a Motion to Dismiss filed by Harken and Global Ltd. At the conclusion of that hearing, the Court ruled in favor of Harken and Global Ltd. by dismissing Black Point's complaint in its entirety. It is anticipated that the Court will enter its official order dismissing Black Point's complaint during the second quarter of 2003. On March 31, 2003, Global Ltd. received notice that Black Point had filed an amended complaint naming Global Ltd. but not Harken as a defendant. In the amended complaint, Black Point alleges that Global Ltd. breached a duty to cooperate under the agreement between the parties and re-alleged damages of $1.5 million based on the projected lost success fee asserted by Black Point. In April, Global Ltd. filed a Motion to Dimiss Black Point's amended complaint which is currently under consideration by the court. Although no ruling from the court has been issued on Global Ltd.'s Motion to Dismiss the amended complaint, based on the outcome of the March 6, 2003 hearing and the underlying facts of this case, Harken believes that the ultimate outcome of this litigation will not have a material adverse effect on Harken's financial condition.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

     The following is a discussion and analysis of Harken's financial condition and results of operations and should be read in conjunction with the consolidated condensed financial statements and related notes contained in this Quarterly Report. Certain statements contained in this discussion, and elsewhere in this Quarterly Report, including statements of Harken management's current expectations, intentions, plans and beliefs, are "forward-looking statements," as defined in Section 21D of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995:

..    statements before, after or including the words "may," "will," "could,"
     "should," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "estimate," or "continue" or the negative or other variations of these words; and

..    other statements about matters that are not historical facts.

     Harken believes that it is important to communicate its future expectations to its stockholders. Forward-looking statements reflect the current view of management with regard to future events and are subject to numerous known and unknown risks, uncertainties and other factors that may cause the actual results, performance, timing or achievements of Harken to be materially different from any results, performance, timing or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, the risks described in Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission as well as other risks described in the Quarterly Report. Although Harken believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct or that unforeseen developments will not occur. Harken undertakes no duty to update or revise any forward-looking statements.

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

     Harken's domestic operating segment has experienced successful drilling activity over the past three fiscal years. However, Harken reduced its drilling activity beginning in 2002 in order to conserve capital resources to repurchase convertible debt obligations pursuant to a capital restructuring plan, as described below under "Liquidity and Capital Resources." In April 2002, Harken, through a wholly-owned subsidiary, acquired certain producing property interests (the "Republic Properties") in exchange for Harken common stock. In addition, the Purchase and Sale Agreement for the Republic Properties provides for contingent additional consideration of cash or additional shares of Harken common stock, or any combination of the two as Harken may decide, to be paid within 45 days after December 31, 2003, based on a defined calculation to measure the appreciation, if any, of the reserve value of the Republic Properties.

     Harken's Middle American operations are conducted through its ownership of Global, a public limited company registered in England and Wales under the Companies Act (1985) of the United Kingdom with its ordinary shares admitted for trading on the AIM Exchange in London.

     As a part of Harken's business strategy, Harken has taken steps to reduce personnel, reduce salaries, increase efficiencies in its production operations, and reduce its debt obligations. The effect of these efforts have been partially mitigated by increased legal and professional costs associated with Harken's capital restructuring plan during the first quarter of 2003.

     Harken reported a net income for the three months ended March 31, 2003 of $1,848,000 compared to a net loss of $3,556,000 for the prior year period due primarily due to the gain on repurchases of convertible notes along with higher commodity prices compared to the prior year. Because of higher product prices for both natural gas and crude oil, Harken worldwide oil and gas revenues have increased 36% during the first quarter of 2003 compared to the prior year period, despite decreased production volumes both domestically and in Colombia. Gross profit before depreciation and amortization, general and administrative and interest expenses and other expenses totaled approximately $5.4 million during the three months ended March 31, 2003 compared to approximately $3.1 million for the prior year period.

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

     Colombia operations -- During the quarter ended March 31, 2003, approximately 25% of Harken's consolidated revenues were generated from sales to Ecopetrol, the state-owned Colombian oil company. The country of Colombia is currently experiencing heightened security issues which could affect Global's Colombian operations as well as the strength and operations of Ecopetrol. If Ecopetrol experiences significant adverse conditions in its operations, it may not be able to meet its ongoing financial obligations to Global for delivered production or be able to purchase future production under the terms of existing contract provisions. Global's Colombian operations could also be directly affected by guerilla activity or other instances or threats of violence, preventing or interrupting Global from producing, transporting or delivering future production volumes.

     Valuation of accounts receivable -- Harken sells its domestic oil and gas production to a broad and diverse group of industry partners, and as a whole, do not represent a significant credit risk. In addition, Harken charges certain industry partners, who participate in Harken-operated wells, with their share of drilling costs and operating expenses. In determining a reserve for potential losses in collection of its accounts receivable, Harken considers, among other factors, the current financial condition of its industry partners in light of current industry conditions. In the event of a significant decline in oil and gas prices, many of our industry partners may not be able to meet their ongoing financial obligations to Harken or be able to meet the terms of existing contract provisions.

     Classification of long- term debt -- On December 6, 2002, certain of Harken's domestic subsidiaries (the "Borrowers") and Harken, entered into a three-year credit facility with Guaranty Bank FSB ("Guaranty") which is secured by substantially all of Harken's domestic oil and gas properties and a guarantee from Harken. The Guaranty credit facility replaced the credit facility with Bank One, N.A. previously held by Harken and certain of its domestic subsidiaries. Harken's bank credit facility with Guaranty requires the Borrowers to maintain certain financial covenant ratios and requirements, as calculated on a quarterly basis. Harken and the Borrowers were in compliance with these financial covenant ratios and requirements as of March 31, 2003. If the Borrowers are not in compliance with the bank financial covenant ratios or requirements in the future and are unable to obtain a waiver or amendment to the facility requirements, the credit facility would be in default and callable by Guaranty. In addition, due to cross-default provisions in Harken's 5% Senior Convertible Notes due 2003 (the "5% European Notes"), 7% Senior Convertible Notes (the "7% European Notes") and the 5% Convertible Notes Due 2003 (the "Benz Convertible Notes"), substantially all of Harken's debt obligations would become due in full if any debt is in default. The classification of Harken's long-term debt obligations at March 31, 2003 reflects Harken's expectations that future operating results will result in the Borrowers being in compliance with the bank financial covenant ratios and requirements in future quarters. However, expectations of future operating results and continued compliance with financial covenants cannot be assured and the actions of Harken's lenders are not controllable by Harken. If Harken's projections of future operating results are not achieved and Harken's debt is placed in default, Harken would experience a material adverse impact on its financial position and results of operations.

                              RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected Harken's earnings and balance sheet during the periods included in the accompanying consolidated condensed financial statements.

                                                     Three Months Ended
                                                         March 31,
                                                  -----------------------
                                                     2002         2003
                                                  ----------   ----------
                                                        (unaudited)
Operating Revenues

Domestic Exploration and Production Operations
   Gas sales revenues                             $2,467,000   $3,429,000
      Gas volumes in mcf                             975,000      532,000
      Gas price per mcf                           $     2.53   $     6.45
   Oil sales revenues                             $1,321,000   $2,104,000
      Oil volumes in barrels                          65,000       63,000
      Oil price per barrel                        $    20.32   $    33.40

Colombian Exploration and Production Operations
   Oil sales revenues                             $1,638,000   $1,845,000
      Oil volumes in barrels                         131,000       73,000
      Oil price per barrel                        $    12.50   $    25.27

Other Revenues
   Interest income                                $   16,000   $   14,000
   Other income                                   $   50,000   $   18,000

For the quarter ended March 31, 2003 compared with the corresponding prior period.

North American Operations

     Domestic gross oil and gas revenues during the first quarter of 2003 relate to the operations in the onshore and offshore areas of the Texas and Louisiana Gulf Coast and the Western and Panhandle regions of Texas. In February 2002, a wholly owned subsidiary of Harken sold interests in oil and gas producing properties located in Texas for approximately $910,000. In March 2003, another wholly owned subsidiary of Harken sold interests in oil and gas producing properties located in Louisiana for approximately $660,000.

     Domestic gas revenues increased 39% to $3,429,000 for the three months ended March 31, 2003 compared to $2,467,000 for the prior year period due to the increase in average gas prices received during the first quarter of 2003, as Harken received an overall average price of $6.45 per mcf of gas during the first quarter of 2003 compared to $2.53 per mcf received during the first quarter of 2002. Such increases in natural gas prices offset a decrease of approximately 45% in gas production volumes related to sales of gas properties in 2002.

     Domestic oil revenues increased 59% to $2,104,000 during the first quarter of 2003 compared to $1,321,000 during the first quarter of 2002 primarily due to increased oil prices, which averaged $33.40 during the current year quarter compared to $20.32 during the prior period. Domestic oil production volumes decreased 3% during the first quarter of 2003 compared to the prior year period.

     Domestic oil and gas operating expenses consist of lease operating expenses and a number of production and reserve based taxes. Domestic oil and gas operating expenses decreased 13% to $1,636,000 during the first quarter of 2003 compared to $1,885,000 during the prior year period primarily due to the above sale of properties in 2002. Oil and gas operating expenses decreased, however, as a percentage of related oil and gas revenues due primarily to the increase in oil and gas prices during the first quarter of 2003 compared to the prior year period. Oil and gas operating expenses increased per unit of production due to the production taxes which are based primarily on oil and gas revenues.

Middle American Operations

     Global's Colombian oil revenues have increased 13% from $1,638,000 during the first quarter of 2002 to $1,845,000 during the first quarter of 2003. During the first quarter of 2002 and 2003, primarily all of Global's Colombian operating revenues consisted of production from the Bolivar and Alcaravan Association Contract areas. In the first quarter of 2003, Global's operating revenues also consisted of production from the Bocachico contract as well. Oil prices averaged $25.27 per barrel during the first quarter of 2003 compared to $12.50 per barrel during the first quarter of 2002. Global's oil volumes declined in the first quarter of 2003 as compared to the prior year period due to production declines on Global's other producing wells.

     On March 26, 2003, Global initiated production from the Canacabare #1 located in Global's Alcaravan Association Contract block in the Llanos Basin of Eastern Colombia. The well was drilled in 1998 and recorded oil shows in the Carbonera "C-7" sand. Because of poor weather and terrain conditions during the remainder of 1998 and 1999 the well was not completed until 2000. In March 2003, Global completed the installation and commissioned a 26 km pipeline connecting the well to Global's nearby Palo Blanco field. Global initiated production from the Canacabare #1 on March 24, 2003.

     On April 29, 2003, Global announced it had perforated and tested the Upper Mirador zone from 8,263 to 8,267 feet in its Cajaro #1 well on Global's Cajaro Association Contract in Colombia. The Upper Mirador zone, which contains what appears to be 20 feet of producible hydrocarbon thickness, tested at over 700 gross barrels of oil per day. Global placed the Cajaro #1 well on production effective in May 2003. Through the discovery and successful testing of the Upper Mirador zone, Global has now established a new productive reservoir in Global's Palo Blanco field. Global also tested the Upper Massive Ubaque formation of the Cajaro 1 well, which it found to not be commercially productive.

     Middle American operating expenses have decreased 10% from $435,000 during the first quarter of 2002 to $391,000 for the first quarter of 2003, primarily as a result of Global's efforts to reduce field contract labor and equipment rentals.

Interest and Other Income

     Interest and other income decreased during the first quarter of 2003 compared to the prior year period due to Harken's usage of cash during 2002. Harken generated approximately $14,000 of interest income during the first quarter of 2003, compared to approximately $16,000 of interest income during the first quarter of 2002. Additional decreases in Harken's cash balances could be mitigated or offset by additional capital sources.

Other Costs and Expenses

     General and administrative expenses increased slightly during the first quarter of 2003 compared to the first quarter of 2002 despite personnel and salary reductions in 2002. The increase in general and administrative costs was due to legal and professional costs in the first quarter of 2003 associated with Harken's capital restructuring plan. Harken has taken additional steps to further reduce personnel costs through personnel reductions and to achieve other administrative cost efficiencies beginning in the second quarter of 2003.

     Depreciation and amortization expense decreased during the first quarter of 2003 compared to the prior year period primarily due to decreased production volumes during the quarter. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

     Interest expense and other increased during the first quarter of 2003 compared to the prior year period. During the first quarter of 2003, Harken expensed the remaining unamortized issuance costs of approximately $740,000 related to the issuance of warrants to purchase Global ordinary shares owned by Harken, which were issued to Lyford in consideration for the Investor Term Loan which was paid in full in March 2003. Harken also expensed approximately $356,000 associated with the mark to market of its natural gas contract which is not designated as a hedge under the Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." In addition, interest and other expense increased compared to the prior period because during the first quarter of 2003, Harken expensed an unrealized holding loss of $488,000 on its investment in shares of New Opportunities Investment Trust PLC, as Harken believes the decline in market value of those shares is other than temporary.

                         LIQUIDITY AND CAPITAL RESOURCES

     Harken's negative working capital at March 31, 2003 was approximately $19 million, compared to negative working capital of approximately $33.5 million at December 31, 2002. Working capital is the difference between current assets and current liabilities. Harken's working capital was negative at March 31, 2003 and December 31, 2002 primarily because of the classification as current liabilities of a total principal amount of approximately $19.7 million and $34.6 million, respectively, of the 5% European Notes and Benz Convertible Notes (collectively, the "5% Notes"). As of March 31, 2003, approximately $14.1 million principal amount of Harken's outstanding 5% European Notes that are due in May 2003, approximately $5.7 million principal amount of the Benz Convertible Notes due in November 2003 and approximately $1.7 million principal amount of the Waverley Note due in September 2003 were classified as current liabilities. Approximately $1.2 million of the Guaranty credit facility outstanding balance has also been reflected as a current liability at March 31, 2003 due to the monthly borrowing base reductions of $200,000 which began January 1, 2003 and the current outstanding letters of credit which have reduced the available borrowing base, which was redetermined as of May 1, 2003.

     Assisted by strong oil and gas prices during the three months ended March 31, 2003, Harken's operations provided approximately $1.3 million of cash flow during the period. Harken's cash resources at March 31, 2003 totaled approximately $6.3 million. Global anticipates that its international capital expenditures could total up to approximately $8.0 million during 2003. Harken also anticipates domestic capital expenditures could total up to approximately $4.0 million during 2003. Harken's future exploration, development and acquisition efforts are expected to be funded through a combination of cash on hand, cash flows from operations, issuances or exchanges of debt or equity securities, and cash provided by newly established financing arrangements. A majority of Harken's future domestic and Global's planned international capital expenditures are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Harken losing certain prospect acreage or reducing its interest in future development projects.

     Net cash from financing activities during this period totaled approximately $378,000 and consisted of approximately $3.0 million raised through the issuance of Harken's 7% European Notes, approximately $4.6 million in net cash proceeds from the issuance of Harken common stock associated with the rights offering and standby purchase agreement, offset by approximately $7.3 million in repayments of debt and 5% European Notes. Net cash used in investing activities during 2003 totaled approximately $1.7 million and was primarily comprised of approximately $2.4 million in capital expenditures offset by approximately $660,000 received upon the sale of producing domestic oil and gas properties.

Convertible Note Commitments in 2003 and Capital Restructuring

     5% European Notes -- On May 26, 1998, Harken issued to qualified purchasers a total of $85 million of its 5% European Notes, which mature on May 26, 2003. Since issuance, and as of May 14, 2003, Harken has repurchased or exchanged an aggregate of approximately $70.9 million principal amount of the 5% European Notes, of which approximately $26.9 million in principal amount of the 5% European Notes was repurchased in 2002 and 2003 for cash and/or in exchange for 7% European Notes. Interest incurred on the 5% European Notes is payable semi-annually in May and November of each year to maturity or until the 5% European Notes are redeemed, converted or purchased by Harken prior to their maturity.

     At its annual stockholder meeting held January 29, 2003, Harken received stockholder approval in connection with the potential issuance of Harken common stock to redeem up to $20 million of the 5% European Notes, in accordance with guidelines of the American Stock Exchange that apply to transactions involving the potential issuance below market value of at least 20% of a company's outstanding shares. On April 25, 2003, Harken issued a notice of redemption for the remaining outstanding principal amount of 5% European Notes for shares of Harken's common stock. The date of the redemption is May 26, 2003. Each 5% European Note outstanding on May 26, 2003 will be redeemed for the number of shares of common stock equal to 115% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest thereon to the date of redemption, divided by approximately $0.35 (the average market price of the common stock over the 30 calendar days immediately preceding the date of the notice of the redemption). As of May 14, 2003, there is approximately $14.1 million principal amount of 5% European Notes outstanding, which would result in an issuance of up to approximately 47.8 million shares of common stock upon redemption. The amount of the 5% European Notes to be redeemed is likely to decrease prior to the redemption date as Harken has pursued and is continuing to actively pursue negotiated transactions to reduce the balance of the notes through exchanges and repurchases.

     Benz Convertible Notes -- On December 30, 1999, Harken issued $12,000,000 principal amount of its Benz Convertible Notes in exchange for certain prospects acquired from Benz Energy, Incorporated ("Benz"). The Benz Convertible Notes originally were to mature on May 26, 2003. In March 2000, the maturity date of certain of the Benz Convertible Notes was extended to November 26, 2003. Since issuance and as of May 14, 2003, Harken has repurchased or redeemed an aggregate of approximately $6.3 million principal amount of the Benz Convertible Notes for cash and/or Harken common stock, of which approximately $5.2 million was repurchased in 2002. As of May 14, 2003, the outstanding principal balance of Benz Convertible Notes was approximately $5.7 million and has a maturity date of November 26, 2003.

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

     Waverley Note -- On March 18, 2003, Harken issued to Waverley Investments Limited ("Waverley") a promissory note in the principal amount of $1,705,000 (the "Waverley Note"), which matures on September 1, 2003. The Waverley Note will only bear interest during any period of default. The Waverley Note may be redeemed for cash at Harken's option, at par, in whole or in part, upon not less than 30 days notice to the holders. The Waverley Note may be redeemed for shares of Harken common stock on September 1, 2003. If

Harken elects to redeem the Waverley Note for shares of its common stock, the note will be redeemed for a number of shares of Harken common stock equal to 100% of the principal amount of the note to be redeemed, plus default interest, if any, divided by the average market price of the common stock over all stock exchange business days during August 2003.

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

     Currently, Harken does not have sufficient funds to pay the Benz Convertible Notes and the Waverley Notes in cash upon maturity. Harken's management plans to continue to actively pursue negotiated transactions to repurchase and/or restructure the Benz Convertible Notes. These efforts are expected to primarily include exchanging the Benz Convertible Notes for debt or equity securities and raising funds through the issuance of debt or equity securities in order to repurchase the Benz Convertible Notes for cash. Additionally, Harken intends to repay the Waverley Note in cash prior to or upon maturity of the Waverley Note. It is not assured, however, that the entire principal balance of the Benz Convertible Notes will be restructured or repurchased for cash and/or other securities or property prior to maturity. Consequently, Harken presently intends to satisfy its remaining obligations under the Benz Convertible Notes by redeeming them in exchange for Harken common stock. To the extent the Waverley Note remains outstanding at maturity Harken similarly plans to redeem it for Harken common stock. Although there can be no assurances, Harken believes that it will repurchase and restructure a sufficient amount of the Benz Convertible Notes, if necessary to enable Harken to redeem the remaining principal balance of the Benz Convertible Notes upon maturity for Harken common stock without requiring stockholder approval of additional authorized shares. However, depending on Harken's success in repurchasing or restructuring the Benz Convertible Notes and the future market price of its common stock, Harken may not have a sufficient number of authorized but unissued shares of Harken common stock to redeem the remaining Benz Convertible Notes for common stock. At the present market price of Harken common stock, Harken has a sufficient number of authorized shares to allow Harken to redeem the Benz Convertible Notes and the Waverley Note for common stock. However, if the market price of Harken common stock declines significantly, then depending on the amount of the Benz Convertible Notes and the Waverley Note outstanding, Harken may be required to seek stockholder approval of an additional increase in authorized shares before Harken could redeem the remaining Benz Convertible Notes and the Waverley Note.

Other Capital Commitments

     North American Commitments -- As a result of Harken's ongoing capital restructuring discussed above, Harken's domestic operating strategy includes efforts to increase its oil and gas reserves in North America through acquisitions and development, with a decreased emphasis on exploration drilling activities. Accordingly, Harken's North American capital expenditure plans have been reduced compared to historical levels. Harken anticipates North American capital expenditures could total up to approximately $4.0 million during 2003, however, Harken's planned North American capital expenditures for 2003 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Harken losing certain prospect acreage or reducing its interest in future development projects.

     Middle American Commitments -- Global anticipates that its international capital expenditures will total approximately $8.0 million during 2003. Approximately $3.0 million of these capital expenditures result from commitments under the terms of certain of the Association Contracts entered into between Global's subsidiary Harken de Colombia, Ltd. and Ecopetrol, (a majority of which was satisfied during the first quarter of 2003 with the drilling of the Cajaro #1 well in Colombia), as well as scheduled capital expenditure commitments related to its TEA Agreements in Peru and Panama. These contracts require Global to perform certain activities in Colombia in accordance with a prescribed timetable. Failure by Global to perform these activities as required could result in Global losing its rights under the particular contract, which could have a material adverse effect on Harken's business. As of May 14, 2003, Global was in compliance with the requirements of each of the Association Contracts and TEA Agreements. In light of the political and judicial developments in Costa Rica discussed above, Global is projecting no capital expenditure plans during 2003 with regard to the Costa Rica Contract. Global's planned international capital expenditures for 2003 also include approximately $5.0 million of discretionary expenditures. These discretionary expenditures will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Global losing certain prospect acreage or reducing its interest in future development projects.

     7% European Notes -- As of May 14, 2003, Harken has issued a total of approximately $17.9 million in principal amount of its 7% European Notes, of which approximately $1.6 million matures on June 30, 2006 and approximately $16.3 matures on March 31, 2007. Harken issued the 7% European Notes in the following transactions during the three months ended March 31, 2003:

     . On January 28, 2003, Harken issued a total of $1,420,000 principal amount of 7% European Notes due 2007 in exchange for $1,420,000 principal amount of 5% European Notes.

     . On February 13, 2003, Harken issued a total of $1,600,000 principal amount of 7% European Notes due 2006 to certain investors in exchange for $2,000,000 principal amount of the 5% European Notes.

     . On March 18, 2003, Harken issued $3,410,000 principal amount of 7% European Notes due 2007 and the Waverley Note to Waverley in exchange for 17,050 shares of Harken's Series G-1 convertible preferred stock owned by an affiliate of Waverley, and $3,410,000 in cash.

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

     The 7% European Notes due 2007 may be redeemed at Harken's option, at any time and from time to time, in whole or in part, for cash equal to the outstanding principal and accrued interest to the date of redemption, upon not less than 30 days notice to the noteholders. In addition, beginning March 31, 2006, Harken may redeem up to 50% of the then outstanding 7% European Notes due 2007 for shares of Harken common stock, and at maturity, on March 31, 2007, Harken may similarly redeem all remaining outstanding 7% European Notes due 2007 for shares of Harken common stock, in each case upon not less than 30 days notice to the noteholders. If Harken elects to redeem the 7% European Notes due 2007 for shares of its common stock, each note will be redeemed for a number of shares of Harken common stock equal to 110% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest thereon to the date of redemption, divided by the average market price of the stock over the 120 business days immediately preceding the date of the notice of redemption.

     The 7% European Notes due 2006 mature on June 30, 2006 and also rank equal to the 5% European Notes. Interest incurred on the 7% European Notes due 2006 is payable semi-annually in June and December of each year to maturity or until the 7% European Notes due 2006 are redeemed, converted or purchased by Harken prior to their maturity. Upon the registration of the underlying Harken common stock issuable upon conversion, the 7% European Notes are convertible into shares of Harken common stock at an initial conversion price of $0.40 per share. The initial conversion price will be reset on February 2, 2004 to equal 115% of the average market price of Harken common stock for the 20 business days immediately preceding such date. The 7% European Notes due 2006 may be redeemed at Harken's option, at any time and from time to time, in whole or in part, for cash equal to the outstanding principal and accrued interest to the date of redemption, upon not less than 30 days notice to the noteholders.

     Guaranty Bank Facility -- On December 6, 2002, certain of Harken's domestic subsidiaries (the "Borrowers") and Harken entered into a three-year loan facility with Guaranty Bank FSB ("Guaranty"), which is secured by substantially all of Harken's domestic oil and gas properties and a guarantee from Harken. The initial proceeds advanced under the Guaranty credit facility were used to repay in full the outstanding principal and interest owed under the credit facility with Bank One, N.A. previously held by Harken and certain of its domestic subsidiaries. The Guaranty credit facility provides borrowings limited by a borrowing base (as defined by the Guaranty credit facility) which was $7,100,000 and $6,010,000, as of December 31, 2002 and March 31, 2003 respectively. Such borrowing base, which is net of outstanding letters of credit, is redetermined by Guaranty on May 1 and November 1 of each year in accordance with the credit facility agreement. Effective May 1, 2003, the redetermined borrowing base is $7,100,000. If, based on any future redetermination, the borrowing base is reduced by Guaranty, then the Borrowers would be required to repay any amount by which the outstanding balance of the credit facility exceeds the borrowing base or provide additional collateral satisfactory to Guaranty within 30 days following notice by Guaranty of such determination. The borrowing base is being reduced by $200,000 per month. Due to these scheduled borrowing base reductions, the current outstanding letters of credit and the redetermined borrowing base as of May 1, 2003, Harken has reflected $1,200,000 of the credit facility amount as a current liability at March 31, 2003. At December 31, 2002 and March 31, 2003, Harken has $5,986,000 and $5,610,000, respectively, outstanding pursuant to the credit facility. Guaranty's commitments under the credit facility terminate on December 6, 2006.

     Harken's bank credit facility with Guaranty prohibits cash dividends, loans, advances and similar payments to be made to Harken by the Borrowers. Therefore, the Borrowers are not able to provide Harken with funds to be used for the repayment of Harken's debt or for other uses, unless the Borrowers obtain Guaranty's consent. The Guaranty credit facility also requires the Borrowers to maintain certain financial covenant ratios and requirements, as calculated on a quarterly basis. Harken and the Borrowers were in compliance with all requirements under the Guaranty credit facility as of March 31, 2003. If the Borrowers are not in compliance with their bank financial covenant ratios or requirements in the future and are unable to obtain a waiver or amendment to the credit facility requirements, the credit facility would be in default and callable by Guaranty. In addition, due to cross-default provisions in Harken's 5% European Notes, 7% European Notes, Benz Convertible Note and the Waverley Note, substantially all of Harken's debt obligations would become due in full if any debt is in default. Expectations of continued compliance with financial covenants cannot be assured and Guaranty's actions are not controllable by Harken. If Harken's projections of future operating results are not achieved and its debt is placed in default, Harken would experience a material adverse impact on its financial position and results of operations.

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

     Consolidated Contractual Obligations - The following table presents a summary of Harken's contractual obligations and commercial commitments as of May 14, 2003. Harken has no off-balance sheet obligations other than in the table set forth below.

                                                        Payments Due by Period
                            -----------------------------------------------------------------------------
Contractual Obligations        2003         2004         2005       2006-2007    Thereafter      Total
                            ----------   ----------   ----------   -----------   ----------   -----------
Bank Credit Facility/(1)/   $  600,000   $2,400,000   $2,610,000   $        --   $       --   $ 5,610,000

Operating Leases/(2)/          698,000      681,000      681,000       568,000           --     2,628,000

Middle American
Commitments/(3)/               200,000           --           --            --           --       200,000

North American
Commitments/(4)/                    --           --           --            --           --            --

Convertible Notes
Payable/(5)/                 5,669,000           --           --    17,912,000           --    23,581,000

Waverley Note                1,705,000           --           --            --           --     1,705,000
                            ----------   ----------   ----------   -----------   ----------   -----------

Total Contractual Cash
Obligations                 $8,872,000   $3,081,000   $3,291,000   $18,480,000   $       --   $33,724,000
                            ==========   ==========   ==========   ===========   ==========   ===========

(1) Amounts shown do not reflect impact of November 2003 borrowing base redetermination.
(2)  Amount net of sublease arrangements in effect at March 31, 2003.
(3) Represents the remaining geological and geophysical work requirements under Global's Peru TEA and Panama TEA. The amount of Global's future international capital expenditures for 2003 set forth in the above table does not include approximately $5.0 million of discretionary expenditures. These discretionary expenditures will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Global losing certain prospect acreage or reducing its interest in future development projects.
(4) Harken plans North American capital expenditures of $4.0 million for 2003. However, these capital expenditures are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Harken losing certain prospect acreage or reducing its interest in future development projects.
(5) Represents the outstanding obligations owing under the Benz Convertible Notes and the 7% European Notes as of May 14, 2003. These obligations are payable or redeemable for cash or with shares of Harken common stock.

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

     As a result of the standby commitment, Lyford purchased 59,716,227 shares of common stock from Harken for an aggregate purchase price of approximately $8,193,000. Lyford paid approximately $3,185,000, net of the $5,000,000 outstanding under the Lyford 10% Term Loan, plus accrued interest, in cash to Harken at the closing of the standby commitment. As a result, no amounts remain outstanding under the 10% Term Loan. After giving effect to the consummation of Harken's rights offering and Lyford's standby commitment, Lyford has become the holder of approximately 62% of Harken's outstanding common stock. Therefore, these transactions resulted in a change of control of Harken. Lyford has the voting power to control the election of Harken's board of directors and the approval of other matters presented for consideration by the stockholders, which could include mergers, acquisitions, amendments to Harken's charter and various corporate governance actions. In April 2003, Lyford purchased $1,980,000 principal amount of Harken's 5% European Notes in a privately negotiated transaction with the holders of such notes. Pursuant to Harken's notification of redemption of the 5% European Notes for shares of Harken common stock, Lyford is entitled to receive 6,714,031 shares of Harken common stock issuable upon redemption of the 5% European Notes it holds.

     Harken used the remaining proceeds of the rights offering and the standby commitment to pay a portion of the exercise prices under call options with the Investors and HBK. Under these call options, the Investors and HBK sold an aggregate of $11.5 million principal amount of 5% European Notes at an aggregate cash option price of approximately $6.9 million, plus accrued and unpaid interest through the date of payment.

     Lyford has advised Harken that it does not currently intend to resell any shares of common stock, including any shares acquired in the rights offering, but rather intends to retain such shares for investment purposes. Lyford has advised Harken, however, that any determination to retain its interest in Harken will be subject to the continuing evaluation by Lyford of pertinent factors related to its investment in Harken. Depending upon the continuing assessment of these factors from time to time, Lyford may change its present intentions and may determine to acquire additional shares of common stock (by means of open market or privately negotiated purchases or otherwise) or to dispose of some or all of the shares of common stock or warrants held by Lyford and its partners. Alan G. Quasha, a Lyford representative, was elected as the new Chairman of Harken's board of directors to be effective March 31, 2003. Mr. Quasha filled the vacancy created by the resignation, effective March 31, 2003 of Stephen C. Voss as a director and he will serve the unexpired term of Mr. Voss. Mr. Quasha will replace Mikel D. Faulkner as Chairman, with Mr. Faulkner continuing as a director of Harken.

Capital Sources - Other Offerings

     Global's ordinary shares are admitted for trading on the AIM Exchange in London. This may enable Global to seek additional financing and effect acquisition activities using shares of Global stock or enable Harken to sell a portion of its Global common stock for cash. Global's ability to effectively use its common stock will be dependent upon the market value and liquidity of its shares on the AIM Exchange. Global is also pursuing raising additional capital through potential sales of pipe inventory. Additional capital raised by Global would be used exclusively for Global's capital needs, as cash dividends to Harken may be limited by tax restrictions. In December 2002, Harken exchanged 2,000,000 of its shares of Global common stock for 1,232,742 of the redeemable ordinary shares of NOIT. This exchange reduced Harken's ownership of Global to approximately 85.62%.

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

Other Capital Sources

     During 2002, Harken sold certain domestic producing property and mineral interests for approximately $2,574,000. Global sold some oil storage tanks in the fourth quarter of 2002 for approximately $259,000. During the first quarter of 2003, Harken sold certain domestic producing property interest for approximately $660,000.

     During the first quarter of 2003 and through May 14, 2003, Harken's oil and gas revenues have been strengthened by commodity prices which have averaged higher than those received during 2002. Harken's domestic operating cash flows are particularly dependent on the commodity prices, which Harken is unable to predict.

     Global's operating cash flows continue to be provided by ongoing production from its Alcaravan, Bolivar and Bocachico Contract areas in Colombia.

Adequacy of Capital Sources

     Benz Convertible Notes and Waverley Note -- Currently, Harken does not have sufficient funds to pay the Benz Convertible Notes and the Waverley Note in cash upon maturity. As described below Harken's management plans to continue to actively pursue negotiated transactions to repurchase and/or restructure the Benz Convertible Notes. These efforts are expected to primarily include exchanging the Benz Convertible Notes for debt or equity securities and raising funds through the issuance of debt or equity securities to be used to repurchase the Benz Convertible Notes for cash. Additionally, Harken intends to repay the Waverley Note in cash prior to or upon maturity of the Waverley Note. It is not assured, however, that the entire principal balance of the Benz Convertible Notes will be restructured or repurchased for cash and/or other securities or property prior to maturity. Consequently, Harken presently intends to satisfy its remaining obligations under the Benz Convertible Notes by redeeming them in exchange for Harken common stock. To the extent the Waverley Note remains outstanding at maturity Harken similarly plans to redeem it for Harken common stock. Although there can be no assurances, Harken believes that it will repurchase and restructure a sufficient amount of the Benz Convertible Notes to enable Harken to redeem the remaining principal balance of the Benz Convertible Notes upon maturity for Harken common stock without requiring stockholder approval of additional authorized shares. However, depending on Harken's success in repurchasing or restructuring the Benz Convertible Notes and the future market price of its common stock, Harken may not have a sufficient number of authorized but unissued shares of Harken common stock to redeem the remaining Benz Convertible Notes for common stock.

     As of May 14, 2003, the outstanding principal balance of the Benz Convertible Notes and the Waverley Note was approximately $5.7 million and $1.7 million, respectively. Harken has, and plans to continue to pursue negotiated transactions to restructure or repurchase the Benz Convertible Notes that mature in November 2003. During 2002, Harken repurchased or exchanged an aggregate of approximately $5.2 million principal amount of the Benz Convertible Notes. Harken has not repurchased any of the Benz Convertible Notes during the first quarter of 2003.

     Additionally, Harken intends to repay the Waverley Note in cash prior to or upon maturity of the Waverley Note. To the extent any of the Benz Convertible Notes and the Waverley Note remain outstanding at maturity, however, Harken plans to redeem them for Harken common stock.

     The exact number of shares to be issued in connection with the redemption of the Benz Convertible Notes and the Waverley Note will depend upon the amount of the notes to be redeemed for common stock and the average market price of Harken common stock at the time of the redemptions. Depending on the price of Harken common stock and the success of Harken's efforts to reduce the principal amount of the Benz Convertible Notes and the Waverley Note, the redemption of the Benz Convertible Notes and the Waverley Note may result in an issuance of shares that is in excess of the amount of shares currently authorized for issuance. At the present market price of Harken common stock, Harken has a sufficient number of authorized shares to allow Harken to redeem the Benz Convertible Notes and the Waverley Note for common stock. However, if the market price of Harken common stock declines significantly, then depending on the amount of the Benz Convertible Notes and the Waverley Note outstanding, Harken may be required to seek stockholder approval of an additional increase in authorized shares before Harken could redeem the remaining Benz Convertible Notes and the Waverley Note. There can be no assurances that Harken will obtain such stockholder approval prior to the respective maturity dates of the Benz Convertible Notes and the Waverley Note. In such an event, Harken would have to otherwise restructure the then-outstanding Benz Convertible Notes and the Waverley Note or pay cash at maturity. Harken can make no assurances that, in such an event, it would be successful in restructuring its obligations under the then-outstanding notes. Harken currently does not have sufficient funds to pay such notes in cash upon maturity. If Harken's efforts to convert a substantial amount of the Benz Convertible Notes and the Waverley Note into common stock is unsuccessful or if Harken is unable to otherwise restructure or repurchase these notes, Harken would experience a material adverse impact on its financial position and results of operations.

     Restrictions under Guaranty Facility -- Currently, Harken does not have sufficient funds to pay the 5% Notes and the Waverley Note in cash upon maturity. Harken's bank credit facility with Guaranty prohibits cash dividends, loans, advances and similar payments to be made to Harken by the Borrowers. Therefore, the

Borrowers will not be able to provide Harken with funds to be used for the repayment of the Benz Convertible Notes, the Waverley Note or other debt obligations or for other uses, unless the Borrowers obtain Guaranty's consent.

     Capital Expenditures -- Considering its existing cash resources and the potential additional capital sources described above, assuming Harken is successful in restructuring or redeeming the Benz Convertible Notes and the Waverley Note for Harken common stock, Harken believes that it will have sufficient cash resources to fund all of its remaining capital expenditures during 2003. Harken's future exploration, development and acquisition efforts are expected to be funded through a combination of cash on hand, cash flows from operations, issuances or exchanges of debt or equity securities, and cash provided by newly established financing arrangements. Harken may not be able to generate sufficient cash from operations to fund its ongoing exploration and development efforts and fulfill its other capital commitments. Harken and Global may fund their future domestic expenditures and certain international expenditures at their discretion. Therefore, if Harken or Global do not have sufficient funds available it will curtail its discretionary capital expenditures for 2003. Such expenditure curtailments could result in Harken losing certain prospect acreage or reducing its interest in future development projects.

     Cross Defaults -- If the Borrowers are not in compliance with their bank financial covenant ratios or requirements under the Guaranty credit facility in the future and are unable to obtain a waiver or amendment to the facility requirements, the credit facility would be in default and callable by Guaranty. Due to cross-default provisions in Harken's 7% European Notes, Benz Convertible Note, Waverley Note and the Guaranty facility, any default under Harken's debt agreements would result in substantially all of Harken's debt obligations becoming due in full. Harken does not have sufficient funds to pay its debt obligations in cash and there is no assurance it will obtain such funds if such debt became due, which would result in a material adverse effect on Harken's financial position and results of operations.

     Other -- Harken intends to continue to seek to raise equity or debt financing through the issuance of debt, equity and convertible debt instruments, or through the exchange of existing instruments through transactions that provide Harken with additional capital to fund the capital commitments described above. Such transactions may be affected, however, by the market value of Harken common stock. If the price of Harken common stock remains low or declines, Harken's ability to utilize its stock either directly or indirectly through convertible instruments for raising capital could be negatively affected. Any delisting of Harken's common stock would also adversely affect Harken's ability to raise capital in the future by issuing common stock or securities convertible into common stock. Further, raising additional funds by issuing common stock or other types of equity securities would further dilute Harken's existing stockholders, which dilution could be substantial if the price of Harken common stock remains low or decreases. No assurance can be given that Harken will be able to obtain additional financing on favorable terms, if at all, to meet its operational and capital commitments described above.

                         ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

     Harken's principal executive officer and its principal financial officer, based on their evaluation of Harken's disclosure controls and procedures (as defined in Rules 13a -14 (c) of the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-Q, have concluded that Harken's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in the rules of the Securities Exchange Act of 1934.

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

     3.7     Amended and Restated Bylaws of Harken Energy Corporation (filed as
             Exhibit 3.7 to Harken's Annual Report on Form 10-K for fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

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

     4.5 Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company, successor to Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated August 27, 2002. (Filed as Exhibit 4.1 to Harken's Current Report on Form 8-K dated April 25, 2003, File No. 1-10262, and incorporated by reference herein).

     4.6 Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company, successor to Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated March 11, 2003. (Filed as Exhibit 4.2 to Harken's Current Report on Form 8-K dated April 25, 2003, File No. 1-10262, and incorporated by reference herein).

     4.7 Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company, successor to Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated March 25, 2003, (filed as Exhibit 4.3 to Harken's Current Report on Form 8-K dated April 25, 2003, File No. 1-10262, and incorporated by reference herein).

     4.8 Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company, successor to Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated April 21, 2003, filed as Exhibit 4.4 to Harken's Current Report on Form 8-K dated April 25, 2003, File No. 1-10262, and incorporated by reference herein).

     4.9 Certificate of Designations of Series E Junior Participating Preferred Stock (filed as Exhibit A to Exhibit 4 to Harken's Current Report on Form 8-K dated April 7, 1998, file No. 1-10262, and incorporated by reference herein).

     4.10 Certificate of Increase of Series E Junior Participating Preferred Stock of Harken Energy Corporation (filed as Exhibit 4.6 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

     4.11 Certificate of Designations of Series G1 Convertible Preferred Stock (filed as Exhibit 3.7 to Harken's Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

     4.12 Certificate of Increase of Series G1 Convertible Preferred Stock of Harken Energy Corporation (filed as Exhibit 3.8 to Harken's Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

     4.13 Certificate of Designations of Series G2 Convertible Preferred Stock (filed as Exhibit 4.10 to Harken's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2001, File No. 1-10262, and incorporated by reference herein).

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

     10.20 Amendment No. 1 to Standby Purchase Agreement of September 6, 2002 between Harken Energy Corporation and Lyford Investments Enterprises Ltd., dated November 22, 2002 (filed as Exhibit 99.10 to Harken's Amendment No. 1 to Registration Statement on Form S-3, filed with the SEC on December 24, 2002 , File No. 333-99579, and incorporated by reference herein).

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

     10.35 Option Agreement between Harken Energy Corporation and HBK Master Fund L.P. dated March 18, 2003 (filed as Exhibit 10-35 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-10262, and incorporated herein by reference).

     10.36 Executive Service Agreement by and between Harken Energy Corporation and A. Wayne Hennecke(filed as Exhibit 10.7 to Harken's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

     10.37 Severance Agreement dated June, 2002 by and between Harken Energy Corporation and Anna M. Williams (filed as Exhibit 10.8 to Harken's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

     10.38 Severance Agreement dated June, 2002 by and between Harken Energy Corporation and Bruce N. Huff (filed as Exhibit 10.9 to Harken's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

     10.39 Severance Agreement dated June, 2002 by and between Harken Energy Corporation and Jim Denny (filed as Exhibit 10.10 to Harken's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

     10.40 Severance Agreement dated June, 2002 by and between Harken Energy Corporation and Rich Cottle (filed as Exhibit 10.11 to Harken's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

     10.41 Severance Agreement dated June, 2002 by and between Harken Energy Corporation and Jorge Delgado, Jr. (filed as Exhibit 10.12 to Harken's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

     10.42 Agreement regarding Compensation In the Event of a Change In Control dated February 1, 2000, effective as of December 30, 1999 by and between Harken Energy Corporation and Mikel D. Faulkner (filed as Exhibit 10.13 to Harken's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

     10.43 Amended and Restated Agreement regarding Compensation In the Event of a Change In Control dated April 2, 2001, effective as of December 30, 1999 by and between Harken Energy Corporation and Mikel D. Faulkner (filed as Exhibit 10.14 to Harken's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

     10.44 Waiver of Change in Control Payment, dated December 10, 2002, by and between Mikel D. Faulkner and Harken Energy Corporation (filed as Exhibit 10.1 to Harken's Current Report on Form 8-K dated December 10, 2002, File No. 1-10262, and incorporated by reference herein).

     10.45 Waiver of Change in Control Payment, dated February 10, 2003, by and between Mikel D. Faulkner and Harken Energy Corporation (filed as Exhibit 10.45 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

     10.46 Waiver of Change in Control Payment, dated March 5, 2003, by and between Mikel D. Faulkner and Harken Energy Corporation filed as
             Exhibit 10-46 to Harken's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

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

(b)  Reports on Form 8-K

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

On April 25, 2003, Harken filed a Form 8-K with respect to the notification dated April 25, 2003 of redemption of the 5% European Notes for shares of Harken common stock.

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

                                            Harken Energy Corporation
                                        ----------------------------------------
                                                (Registrant)


Date: May 14, 2003                      By: /s/ Anna M. Williams
                                            ------------------------------------
                                            Executive Vice President-Finance and
                                            Chief Financial Officer

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

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003                      By: /s/ Mikel D. Faulkner
                                            ------------------------------------
                                                Mikel D. Faulkner
                                                Chief Executive Officer












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

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003                      By: /s/ Anna M. Williams
                                            ------------------------------------
                                                Anna M. Williams
                                                Executive Vice President -
                                                Finance and Chief Financial
                                                Officer