Form 10-K/A
period 2002-12-31
HARKEN ENERGY CORP
filed 2003-06-24
CIK 313478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-10262

HARKEN ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2841597
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

580 WestLake Park Blvd., Suite 600	77079
Houston, Texas	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (281) 504-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☑.

The aggregate market value of registrant’s common stock, par value $0.01 per share, held by nonaffiliates of the registrant as of June 28, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $7,800,000.

As of June 24, 2003, the number of shares of common stock outstanding was 123,451,279.

EXPLANATORY NOTE

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, Harken Energy Corporation hereby amends its Annual Report on Form 10-K for the year ended December 31, 2002 by adding the information required by Items 10, 11, 12 and 13 of Part III relating to Directors and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and Certain Relationships and Related Transactions, respectively, and by adding exhibits to Item 15(a)(3) and (c) of Part IV. In order to preserve the nature and character of the disclosures as originally filed, except as specifically discussed in this Amendment No. 1 to the Annual Report on Form 10-K/A, no attempt has been made to modify or update such disclosures for events which occurred subsequent to the original filing on March 27, 2003. Accordingly, this Amendment No. 1 to the Annual Report on Form 10-K/A should be read in conjunction with Harken’s subsequent filings with the Securities and Exchange Commission (“SEC”).

i

ii

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of Harken

The directors of Harken, their ages and business experience during the past five years are listed below:

Name, Age and Business Experience	Director Since

Michael M. Ameen, Jr. (Age—78)—From 1989 to 1999, Mr. Ameen served as a part time consultant to Harken with regard to Middle Eastern exploration projects. He has been an independent consultant on Middle East Affairs for the past seven years. During the past seven years, he has been director of American Near East Refugee Aid (a charitable organization); he was a past director of Amideast (a charitable organization); he was a past director of Middle East Institute; he was a past director of International College in Beirut, Lebanon; he was a past vice president of government relations and director of the Washington office of Aramco; he was a past president of Mobil Middle East Development Corporation.	1994

Marvin M. Chronister (Age—51)—From August 1990 to May 2002, Mr. Chronister served as a Director of Corporate Finance with Deloitte & Touche LLP. From December 1988 to August 1990, he served as an investment banker with Kidder Peabody, and from February 1987 to December 1988, he served with Merrill Lynch.	2002

Mikel D. Faulkner (Age—53)—From March 2003, Mr. Faulkner has served as President and from 1982 as Chief Executive Officer of Harken. From February 1991 to March 2003, Mr. Faulkner served as Chairman of the Board of Harken; and President of Harken from 1982 until February 1993. Effective March 2002, Mr. Faulkner also became the Chairman of Harken’s subsidiary, Global Energy Development plc.	1982

Dr. J. William Petty (Age—60)—Professor of Finance and the W.W. Caruth Chairholder of Entrepreneurship at Baylor University from 1990 to the present; Dr. Petty served as dean of the Business School at Abilene Christian University from 1979 to 1990; Dr. Petty served as a subject matter expert on a best-practices study by the American Productivity and Quality Center on the topic of shareholder value based management and Dr. Petty served on a research team for the Australian Department of Industry to study the feasibility of establishing a public equity market for small and medium-sized enterprises in Australia.	2000

Alan G. Quasha (Age—53)—From March 2003, Mr. Quasha has served as Chairman of the Board of Harken. President of Quadrant Management, Inc. from 1988 to the present; director of Compagnie Financiére Richemont SA since its formation in 1988 to the present; director of American Express Funds from May 2002 to the present; director of Itech Capital Corp. from October 2002 to the present; served as a governor of the American Stock Exchange from April 1994 to April 1997. Mr. Quasha represents Lyford Investments Enterprises Ltd. on the Board of Directors of Harken.	2003

H. A. Smith (Age—64)—From June 1991 to the present, Mr. Smith has served as a consultant to Smith International Inc., an oil field service company; previously Mr. Smith served as Vice President Customer Relations for Smith International, Inc.	1997

In March and April 2003, certain individuals resigned from the Board of Directors. Alan G. Quasha was elected to the Board of Directors to fill the vacancy created by the resignation of Stephen C. Voss. As a result of the foregoing, the Board of Directors amended Harken’s Bylaws to reduce the number of directors constituting the full Board of Directors from nine directors to six directors.

Executive Officers of Harken

The officers of Harken are elected annually by the Board of Directors following each Annual Meeting of Stockholders, or as soon thereafter as practicable. Each officer holds office until the earlier of such time as his or her successor is duly elected and qualified, or his or her death, resignation or removal from office. Any officer elected or appointed by the Board of Directors may be removed by the Board of Directors whenever, in its judgment, the best interests of Harken will be served thereby, but such removal will be without prejudice to the contract rights, if any, of the person so removed.

The executive officers of Harken, their ages and positions held with Harken and their business experience for the past five years are listed below.

Name	Age	Position Held with Harken
Alan G. Quasha	53	Chairman of the Board of Directors
Mikel D. Faulkner	53	Chief Executive Officer and President
Stephen C. Voss	53	Managing Director, Global Energy Development PLC
James W. Denny, III	55	Vice President and Chief Operating Officer
Anna M. Williams	32	Vice President and Chief Financial Officer
Richard O. Cottle	46	Vice President
Elmer A. Johnston	42	Vice President—General Counsel and Secretary

Alan G. Quasha has served as Chairman of the Board of Harken since March 31, 2003. Mr. Quasha previously served as Chairman of the Board of Harken from June 1983 to February 1991. He has served as President of Quadrant Management, Inc. from 1988 to the present. Mr. Quasha also has served as a director of Compagnie Financiére Richemont SA since its formation in 1988 to the present, American Express Funds from May 2002 to the present, and Itech Capital Corp. from October 2002 to the present. From April 1994 to April 1997, he served as a governor of the American Stock Exchange.

Mikel D. Faulkner has served as President of Harken since March 31, 2003 and as a director and Chief Executive Officer of Harken since 1982. Mr. Faulkner previously served as Chairman of the Board of Harken from February 1991 until March 31, 2003 and President of Harken from 1982 until 1993. From April 2002 to the present Mr. Faulkner has served as Chairman of Harken’s subsidiary, Global Energy Development plc.

Stephen C. Voss has served as Managing Director of Global Energy Development plc since March 2002. Mr. Voss previously served as a director of Harken from 1997 to March 31, 2003, and Vice Chairman of the Board of Harken from May 2000 to November 2001. From September 1998 to May 15, 2000, Mr. Voss served as Executive Vice President and Chief Operating Officer of Harken and from 1990 to September 1998 as Senior Vice President of Harken.

James W. Denny, III has served as Vice President and Chief Operating Officer since March 31, 2003. From October 1999 to March 2003, Mr. Denny served as Executive Vice President—Operations of Harken. From 1998 to October 1999, Mr. Denny served as Senior Engineer/Operations Manager for XPLOR Energy, Inc. From 1995 to 1998, Mr. Denny served as Vice President, Operations & Exploration for Polaris Exploration Corporation.

Anna M. Williams has served as Vice President and Chief Financial Officer of Harken since March 31, 2003. From June 2001 to April 2003 Ms. Williams served as Executive Vice President—Finance and Chief Financial Officer. Ms. Williams served as Senior Vice President—Finance and Chief Financial Officer of Harken from June 2000 to June 2001 and as Vice President—International Finance of Harken from 1998 to 2000 and as International Finance Manager from 1996 to 1998.

Richard O. Cottle has served as Vice President of Harken since March 31, 2003. Mr. Cottle served as Senior Vice President—Engineering from January 2000 to March 2003. Since joining Harken in 1994, Mr. Cottle has served as Vice President of Operations/Engineering from August 1997 to January 2000 and as Operations Manager for Harken Southwest Corporation, a wholly owned subsidiary of Harken, from December 1994 to August 1997.

Elmer A. Johnston has served as Vice President—General Counsel and Secretary since March 31, 2003 and as Senior Counsel to Global Energy Development plc since March 2002. From 1998 to 2002, Mr. Johnston served as Assistant General Counsel of Harken.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires Harken’s directors and executive officers, and any persons who own more than 10% of Harken’s common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Harken. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish Harken with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms and written representations from Harken’s directors and executive officers and certain reporting persons, Harken believes that its directors and executive officers have complied with all applicable filing requirements during 2002.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

In 2002, each non-employee director of Harken received an annual retainer of $20,000 plus $2,000 for attendance at each regular meeting. In addition, directors serving on committees received $4,000 for chairmanship and $1,000 per committee meeting attended. Employee directors do not receive any fees for meetings attended.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain information regarding the compensation paid during fiscal years 2002, 2001, and 2000 to Harken’s Chief Executive Officer and Harken’s four most highly compensated executive officers other than the Chief Executive Officer (the “named executive officers”).

SUMMARY COMPENSATION

	Fiscal Year	Annual Compensation					Long Term Compensation		All Other Compensation
Name and Principal Position		Salary		Bonus	Other Annual Compensation		Securities Underlying Options/SARs (#)
Mikel D. Faulkner	2002	$229,090	(1)	$9,150	$2,683	(2)	—	(33)	$4,830	(3)
Chief Executive	2001	$301,442	(4)	$2,414	$5,356	(5)	—		$2,983	(6)
Officer	2000	$255,000		$25,000	$1,915	(7)	200,000		$10,858	(8)

Bruce N. Huff (9)	2002	$199,038	(10)	$5,625	$13,351	(11)	—		$3,364	(12)
President and Chief	2001	$229,327	(13)	$31,013	$13,351	(11)	—		$2,983	(6)
Operating Officer	2000	$213,750	(14)	$17,700	$39,112	(15)	95,000		$10,858	(8)

Stephen C. Voss	2002	$214,887	(16)	$2,546	$—		—	(34)	$6,347	(17)
Managing Director,	2001	$223,269	(18)	$25,000	$22,800	(19)	—		$2,983	(6)
Global Energy Development PLC	2000	$205,000		$10,347	$30,936	(20)	75,000		$10,858	(8)

James W. Denny, III	2002	$160,000		$2,429	$13,200	(21)	—		$3,567	(22)
Executive Vice	2001	$175,000		$521	$16,400	(23)	—		$2,970	(24)
President	2000	$151,442		$30,000	$3,000	(7)	60,000		$10,789	(25)

Anna M. Williams	2002	$137,667	(26)	$—	$22,800	(27)	—		$744	(28)
Executive Vice	2001	$144,750	(29)	$—	$22,800	(27)	—		$1,918	(30)
President—Finance and Chief Financial Officer	2000	$128,333		$25,000	$3,000	(31)	—		$10,575	(32)

(1)	Includes $9,866 for unused vacation time.
(2)	Includes $283 relating to use of company car and $2,400 club allowance.
(3)	Includes $4,500 of 401(k) matching and $331 in group term life premiums.
(4)	Includes $16,442 for unused vacation time.
(5)	Includes $556 relating to use of company car and $4,800 club allowance.
(6)	Includes $2,625 of 401(k) matching and $358 in group term life premiums.
(7)	Relating to use of company car.
(8)	Includes $10,500 of 401(k) matching and $358 in group term life premiums.
(9)	Mr. Huff ceased to be President and Chief Operating Officer on April 4, 2003.
(10)	Includes $7,788 for unused vacation time.
(11)	Includes $8,551 relating to use of company car and $4,800 club allowance.
(12)	Includes $3,000 of 401(k) matching and $364 in group term life premiums.
(13)	Includes $4,327 for unused vacation time.
(14)	Includes $3,750 for unused vacation time.
(15)	Includes $13,745 relating to use of a company car and debt forgiveness in the amount of $25,367.
(16)	Includes $39,137 for unused vacation time.
(17)	Includes $6,000 relating to 401(k) matching and $347 in group term life premiums.
(18)	Includes $8,269 for unused vacation time.
(19)	Includes $18,000 relating to use of company car and $4,800 club allowance.
(20)	Includes $15,716 relating to use of company car and debt forgiveness in the amount of $15,220.
(21)	Includes $8,400 relating to use of company car and $4,800 club allowance.
(22)	Includes $3,000 of 401(k) matching and $567 in group term life premiums.
(23)	Includes $11,600 relating to use of company car and $4,800 club allowance.
(24)	Includes $2,625 of 401(k) matching and $345 in group term life premiums.
(25)	Includes $10,500 of 401(k) matching and $289 in group term life premiums.
(26)	Includes $5,167 for unused vacation time.
(27)	Includes $18,000 relating to use of company car and $4,800 club allowance.
(28)	Includes $665 of 401(k) matching and $79 in group term life premiums.

(29)	Includes $4,750 for unused vacation time.
(30)	Includes $1,831 of 401(k) matching and $86 in group term life premiums.
(31)	Relates to use of company car.
(32)	Includes $10,500 of 401(k) matching and $75 in group term life premiums.
(33)	Excludes 1,400,000 options to purchase Global Energy Development plc ordinary shares at 50 pence (British Sterling) granted by Global Energy Development plc, a subsidiary of Harken. Approximately 466,667 of these options vested on January 31, 2003 and an additional 466,667 will vest each January 31 of 2004 and 2005.
(34)	Excludes 840,000 options to purchase Global Energy Development plc ordinary shares at 50 pence (British Sterling) granted by Global Energy Development plc, a subsidiary of Harken. Approximately 280,000 of these options vested on January 31, 2003 and an additional 280,000 will vest each January 31 of 2004 and 2005.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

There were no grants of options nor stock appreciation rights made to any of Harken’s executive officers during 2002.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR END OPTION/SAR VALUES

The following table sets forth information concerning option exercise in the fiscal year ended December 31, 2002 by the named executive officers and the value of such officer’s unexercised options at December 31, 2002:

	Number of Shares/SARs Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Option/SARs at Fiscal Year End		Value of Unexercised In- the-Money Options/SARs at Fiscal Year End (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Mikel D. Faulkner	—	—	426,375	118,250	$—	$—

Bruce N. Huff	—	—	205,000	59,000	$—	$—

Stephen C. Voss	—	—	194,000	49,000	$—	$—

James W. Denny, III	—	—	33,750	31,250	$—	$—

Anna M. Williams	—	—	20,800	14,500	$—	$—

(1)	The closing price for the common stock as reported on the American Stock Exchange as of December 31, 2002 was $0.22. Value was calculated on the basis of the difference between the option exercise price and such closing price multiplied by the number of shares of Harken common stock underlying the option.

CHANGE-IN-CONTROL ARRANGEMENTS

On April 1, 2002 (but effective as of December 30, 1999), Harken and Mikel D. Faulkner entered into that certain Amended and Restated Agreement Regarding Compensation in the Event of Change in Control (the “Change in Control Agreement”), which was negotiated and approved by the Compensation Committee. The Change in Control Agreement provides that in the event of a “Change in Control” of Harken, Harken shall pay to Mr. Faulkner within thirty days’ of such event, in addition to any other payments owing to Mr. Faulkner, a cash payment equal to 30 times Mr. Faulkner’s regular monthly salary which was last paid prior to the month in which such Change in Control event occurred.

A “Change in Control” is defined as including: the sale of all or substantially all of the assets of Harken; a transaction which results in more than 50% of the voting stock of Harken being owned by a person or party other than who owned or held such shares prior to such transaction; a “person” or “group” (within the meaning of Sections 13(d) or 14(d)(2) of the Securities Exchange Act of 1934), being or becoming the beneficial owner of more than

50% of the voting stock of Harken outstanding; the liquidation or dissolution of Harken; any other event or series of events that results in a change or right to change a majority of the members of Harken’s Board of Directors; and any event which causes the triggering of or a Change in Control to occur under Harken’s Stockholder Rights Plan. Under Harken’s Stockholder Rights Plan, a triggering event occurs whenever any person (other than an employee stock option plan) becomes the beneficial owner of 15% or more of the shares of common stock then outstanding.

Mr. Faulkner has waived the application of the “Change in Control” provisions of the Change in Control Agreement in connection with (i) the rights offering of Harken and related standby purchase agreement, (ii) the redemption of the 5% European Notes as well as the issuance of such number of shares of common stock associated with such redemption, (iii) the issuance of 7% European Notes in exchange for outstanding securities of Harken, and (iv) past capital restructuring transactions.

On June 17, 2002, Harken entered into a Severance Agreement with Bruce N. Huff, which was negotiated and approved by the Compensation Committee. The Severance Agreement provides that in the event Mr. Huff is involuntarily terminated by Harken during the term of the Severance Agreement, Harken will pay Mr. Huff, in addition to any other payments owing to Mr. Huff, an amount equal to nine months’ salary (which salary shall be deemed to be the greater of Mr. Huff’s salary at the time of termination or his salary as of June 17, 2002). In connection with Mr. Huff’s termination of employment in April 2003, Mr. Huff was paid severance pursuant to his Severance Agreement.

On June 17, 2002, Harken entered into a Severance Agreement with James W. Denny III, which was negotiated and approved by the Compensation Committee. The Severance Agreement provides that in the event Mr. Denny is involuntarily terminated by Harken during the term of the Severance Agreement, Harken will pay Mr. Denny, in addition to any other payments owing to Mr. Denny, an amount equal to nine months’ salary (which salary shall be deemed to be the greater of Mr. Denny’s salary at the time of involuntary termination or his salary as of June 17, 2002). In April 2003, Harken agreed to extend the term of this Severance Agreement through June 17, 2004.

On June 17, 2002, Harken entered into a Severance Agreement with Anna M. Williams, which was negotiated and approved by the Compensation Committee. This Severance Agreement provides that in the event Ms. Williams is involuntarily terminated by Harken during the term of the Severance Agreement, Harken will pay Ms. Williams, in addition to any other payments owing to Ms. Williams, an amount equal to nine months’ salary (which salary shall be deemed to be the greater of Ms. Williams’ salary at the time of involuntary termination or her salary as of June 17, 2002). In April 2003, Harken agreed to extend the term of this Severance Agreement through June 17, 2004 and to provide for a payment to Ms. Williams of an amount approximately equal to six months of her annual salary upon her voluntary termination of employment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2002, Dr. J. William Petty, Larry G. Akers and James Frizell were members of Harken’s Compensation Committee and participated in all deliberations concerning executive compensation. No executive officer of Harken served as a member of the Compensation Committee. As described above under “Certain Relationships and Related Transactions,” on October 21, 1997, Harken loaned Stephen C. Voss, a director of Harken, $80,000 at an interest rate of 7% per annum. The outstanding principal balance of such loan is $80,000, and such loan is payable on demand.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

As of June 24, 2003, Harken had outstanding 123,451,279 shares of common stock. As of that date, the only persons known by Harken to beneficially own 5% or more of the outstanding shares of common stock (or potentially own 5% or more of the outstanding shares of common stock upon conversion of convertible securities of Harken) were:

Name	Shares		Percent Ownership
Lyford Investments Enterprises Ltd. 720 5th Avenue, 9th Floor New York, New York 10019	68,123,184		55.18%

FES First Equity Securities AG Bleicherweg 66 CH-8002 Zurich Switzerland	17,898,889	(1)	12.66%

Waverley Investments Limited P.O. Box 175 Frances House Sir William Place St. Peter Port Guernsey Channel Islands GY14HQ	6,820,000	(1)	5.24%

Verwaltungs-und Privat-Bank FL-9490 Vaduz Im Zentrum Liechtenstein	5,666,666	(1)	4.39%

(1)	Represents shares issuable upon conversion of Harken’s 7% Senior Convertible Notes due 2007.

Security Ownership of Directors and Management

The following table sets forth information regarding the number of shares of Common Stock beneficially owned by each director, each named executive officer, and all of Harken’s directors and executive officers as a group as of June 24, 2003:

Name	Number of Shares Beneficially Owned		Percent of Class
Michael M. Ameen, Jr.	35,127	(1)	*
Marvin M. Chronister	5,000	(2)	*
Richard O. Cottle	8,000	(3)	*
James W. Denny, III	74,801	(4)	*
Mikel D. Faulkner	871,295	(5)	*
Elmer A. Johnston	9,500	(6)	*
Dr. J. William Petty	32,767	(7)	*
Alan G. Quasha	0	(8)	*
H. A. Smith	50,905	(9)	*
Stephen C. Voss	244,000	(10)	*
Anna M. Williams	35,300	(11)	*
All directors and executive officers as a group (11 persons)	1,366,695	(12)	1.11%

*	Less than 1%
(1)	Includes 25,000 shares issuable within 60 days upon exercise of options.
(2)	Includes 5,000 shares issuable within 60 days upon exercise of options.
(3)	Includes 8,000 shares issuable within 60 days upon exercise of options.
(4)	Includes 65,000 shares issuable within 60 days upon exercise of options.
(5)	Includes 544,625 shares issuable within 60 days upon exercise of options.
(6)	Includes 9,500 shares issuable within 60 days upon exercise of options.
(7)	Includes 5,000 shares issuable within 60 days upon exercise of options.
(8)	Does not include 68,123,184 shares held by Lyford Investments Enterprises Ltd. Mr. Quasha represents Lyford Investments Enterprises Ltd on the Board of Directors of Harken.
(9)	Includes 25,000 shares issuable within 60 days upon exercise of options.
(10)	Includes 243,000 shares issuable within 60 days upon exercise of options.
(11)	Includes 35,300 shares issuable within 60 days upon exercise of options.
(12)	Includes 947,925 shares issuable within 60 days upon exercise of options.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 21, 1997, Harken loaned Stephen C. Voss, a former director of Harken, $80,000 at an interest rate of 7% per annum. This loan is a recourse loan secured by options to purchase common stock granted to Mr. Voss. The outstanding principal balance of such loan is $80,000, and such loan is payable on demand.

In May 2002, Harken entered into a severance agreement and agreed to forgive the repayment of a short-term loan in the amount of $64,000 to Larry E. Cummings, who was then an Executive Vice President and General Counsel of Harken, related to his resignation as an officer of Harken due to health reasons.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a) (3) and (c)

Exhibit	Description
*10.47	Amended Severance Agreement dated April 2003 by and between Harken Energy Corporation and Anna M. Williams
*10.48	Amendment to Severance Agreement dated April 2003 by and between Harken Energy Corporation and Jim Denny
*99.3	Certificate of Chief Executive Officer of Harken Energy Corporation
*99.4	Certificate of the Chief Financial Officer of Harken Energy Corporation

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

HARKEN ENERGY CORPORATION

Date: June 24, 2003	/s/ Mikel D. Faulkner
Name: Mikel D. Faulkner Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to its Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 24, 2003	By:	/s/ Mikel D. Faulkner
Mikel D. Faulkner Chief Executive Officer and President

Date: June 24, 2003	By:	/s/ Anna M. Williams
Anna M. Williams Vice President and Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 135D,

AS ADOPTED PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Mikel D. Faulkner, Chief Executive Officer of Harken Energy Corporation, certify that:

1.	I have reviewed this amendment no. 1 to the annual report on Form 10-K/A and the annual report on Form 10-K originally filed on March 27, 2003 (collectively, the “annual report”) of Harken Energy Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Not applicable.

4.	Not applicable.

5.	Not applicable.

6.	Not applicable.

Date: June 24, 2003	By:	/s/ Mikel D. Faulkner
Mikel D. Faulkner Chief Executive Officer and President

CERTIFICATION OF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 135D,

AS ADOPTED PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Anna M. Williams, Chief Financial Officer of Harken Energy Corporation, certify that:

1.	I have reviewed this amendment no. 1 to the annual report on Form 10-K/A and the annual report on Form 10-K originally filed March 27, 2003 (collectively, the “annual report”) of Harken Energy Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Not applicable.

4.	Not applicable.

5.	Not applicable.

6.	Not applicable.

Date: June 24, 2003	By:	/s/ Anna M. Williams
Anna M. Williams Vice President and Chief Financial Officer