Form 10-Q
period 2003-06-30
HARKEN ENERGY CORP
filed 2003-08-14
CIK 313478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-10262

HARKEN ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2841597
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

580 WestLake Park Boulevard, Suite 600 Houston, Texas	77079
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (281) 504-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares of Common Stock, par value $0.01 per share, outstanding as of August 1, 2003 was 130,889,397.

HARKEN ENERGY CORPORATION

INDEX TO QUARTERLY REPORT

June 30, 2003

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2002	June 30, 2003
	(audited)	(unaudited)
ASSETS
Current Assets:
Cash and temporary investments	$6,377,000	$5,831,000
Accounts receivable, net	3,237,000	4,608,000
Related party notes receivable	105,000	105,000
Prepaid expenses and other current assets	1,302,000	900,000

Total Current Assets	11,021,000	11,444,000
Property and Equipment, net	70,457,000	71,129,000
Investment in Equity Securities	1,091,000	603,000
Other Assets, net	3,011,000	1,606,000

	$85,580,000	$84,782,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$2,356,000	$2,095,000
Accrued liabilities and other	4,095,000	2,992,000
Revenues and royalties payable	1,342,000	1,478,000
Bank credit facilities	2,176,000	860,000
Note Payable	—	1,468,000
Convertible notes payable	34,575,000	5,613,000

Total Current Liabilities	44,544,000	14,506,000
Convertible Notes Payable	11,106,000	16,700,000
Bank Credit Facilities	3,810,000	4,350,000
Investor Term Loan	5,000,000	—
Senior Secured Notes	—	2,020,000
Accrued Preferred Stock Dividends	7,369,000	1,864,000
Asset Retirement Obligation	4,664,000	7,052,000
Other Long-Term Obligations	644,000	644,000
Commitments and Contingencies (Note 18)
Minority Interest in Consolidated Subsidiary	3,312,000	3,342,000
Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $100 liquidation value; 700,000 shares authorized; 402,688 and 350,243 shares outstanding, respectively	403,000	350,000
Series G2 Preferred Stock, $1.00 par value; $100 liquidation value; 400,000 shares authorized; 93,150 shares outstanding	93,000	93,000
Series G3 Preferred Stock, $1.00 par value; $100 liquidation value; 150,000 shares authorized; 90,000 shares outstanding	—	90,000
Common stock, $0.01 par value; 225,000,000 shares authorized; 25,447,804 and 128,239,316 shares issued, respectively	254,000	1,282,000
Additional paid-in capital	388,703,000	417,359,000
Accumulated deficit	(383,004,000)	(383,552,000)
Accumulated other comprehensive income	134,000	134,000
Treasury stock, at cost, 605,700 shares held	(1,452,000)	(1,452,000)

Total Stockholders’ Equity	5,131,000	34,304,000

	$85,580,000	$84,782,000

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Revenues:
Oil and gas operations	$7,516,000	$6,667,000	$12,942,000	$14,045,000
Interest and other income	196,000	18,000	262,000	50,000

	7,712,000	6,685,000	13,204,000	14,095,000

Costs and Expenses:
Oil and gas operating expenses	2,393,000	2,537,000	4,713,000	4,564,000
General and administrative expenses, net	2,453,000	2,440,000	4,862,000	4,916,000
Depreciation and amortization	3,365,000	2,157,000	6,631,000	4,197,000
Litigation and contingent liability settlements, net	1,168,000	—	1,168,000	—
Interest expense and other, net	953,000	1,092,000	1,925,000	3,760,000

	10,332,000	8,226,000	19,299,000	17,437,000

		.
Gains from repurchase/exchange of European Notes	340,000	751,000	340,000	5,282,000

Income/(loss) before income taxes	(2,280,000)	(790,000)	(5,755,000)	1,940,000
Income tax expense (benefit)	90,000	(451,000)	180,000	(351,000)

Income/(loss) before cumulative effect of change in accounting principle and minority interest	(2,370,000)	(339,000)	(5,935,000)	2,291,000
Minority interest of subsidiary	20,000	(61,000)	29,000	(30,000)

Income/(loss) before cumulative effect of change in accounting principle	$(2,350,000)	$(400,000)	$(5,906,000)	$2,261,000
Cumulative effect of change in accounting principle	—	—	—	813,000

Net income/(loss)	$(2,350,000)	$(400,000)	$(5,906,000)	$1,448,000

Preferred stock dividends	(1,070,000)	(1,010,000)	(2,115,000)	(1,996,000)

Net loss attributed to common stock	$(3,420,000)	$(1,410,000)	$(8,021,000)	$(548,000)

Basic and diluted net loss per common share:
Net loss per common share before cumulative effect of change in accounting principle	$(0.16)	$(0.01)	$(0.41)	$—
Cumulative effect of change in accounting principle	—	—	—	(0.01)

Net loss per common share	$(0.16)	$(0.01)	$(0.41)	$(0.01)

Weighted average common shares outstanding	20,968,751	108,460,068	19,608,768	72,810,323

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	G1 Preferred Stock	G2 Preferred Stock	G3 Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2002	$403,000	$93,000	$—	$254,000	$388,703,000	$(1,452,000)	$(383,004,000)	$134,000	$5,131,000
Issuance of common stock, net of offering costs	—	—	—	729,000	8,226,000	—	—	—	8,955,000
Repurchases and issuances of preferred stock	(53,000)	—	90,000	—	4,070,000	—	—	—	4,107,000
Issuance of preferred stock dividends	—	—	—	9,000	7,254,000	—	—	—	7,263,000
Accrual of preferred stock dividends	—	—	—	—	—	—	(1,996,000)	—	(1,996,000)
Conversions of notes	—	—	—	290,000	9,106,000	—	—	—	9,396,000
Net income	—	—	—	—	—	—	1,448,000	—	1,448,000

Balance, June 30, 2003	$350,000	$93,000	$90,000	$1,282,000	$417,359,000	$(1,452,000)	$(383,552,000)	$134,000	$34,304,000

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2002	2003
Cash flows from operating activities:
Net income/(loss)	$(5,906,000)	$1,448,000
Adjustment to reconcile net income/(loss) to net cash provided by (used in) by operating activities:
Depreciation and amortization	6,631,000	4,197,000
Accretion of asset retirement obligation	—	236,000
Amortization of issuance costs	238,000	1,089,000
Minority interest	(29,000)	30,000
Litigation and contingent liability settlements, net	1,168,000	—
Cumulative effect of change in accounting principle	—	813,000
Loss on investment	—	488,000
Gain from repurchases/exchange of European Notes	(340,000)	(5,282,000)
Other	121,000	(8,000)
Change in assets and liabilities:
Increase in accounts receivable	(1,791,000)	(1,432,000)
Decrease in trade payables and other	(2,031,000)	(705,000)

Net cash provided by (used in) operating activities	(1,939,000)	874,000

Cash flows from investing activities:
Proceeds from sales of assets	2,606,000	887,000
Capital expenditures	(2,903,000)	(4,704,000)

Net cash used in investing activities	(297,000)	(3,817,000)

Cash flows from financing activities:
Repayments of debt and convertible notes	(1,894,000)	(11,101,000)
Proceeds from issuances of common stock, net of issuance costs	921,000	4,426,000
Proceeds from issuances of preferred stock, net of issuance costs	—	5,847,000
Proceeds from issuances of European Notes, net	2,418,000	3,278,000
Purchase of preferred stock	(9,000)	(53,000)

Net cash provided by financing activities	1,436,000	2,397,000

Net decrease in cash and temporary investments	(800,000)	(546,000)
Cash and temporary investments at beginning of period	8,523,000	6,377,000

Cash and temporary investments at end of period	$7,723,000	$5,831,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,410,000	$282,000
Income taxes	333,000	167,000

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2002 and 2003

(Unaudited)

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Harken Energy Corporation (“Harken”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations, although Harken believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Harken, these financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 2002 and June 30, 2003 and the results of its operations and changes in its cash flows for all periods presented ending June 30, 2002 and 2003. All such adjustments represent normal recurring items. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Harken’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior year amounts have been reclassified to conform with the 2003 presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

The results of operations for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

(2) ACQUISITIONS AND DISPOSITIONS

Sales of Certain Producing Interests—In 2002, wholly-owned subsidiaries of Harken sold interests in oil and gas producing properties located in Texas for approximately $2,499,000 and also sold oil and gas mineral interests for approximately $75,000. During the first quarter of 2003, Harken sold an additional interest in an oil and gas producing property located in Louisiana for a net amount of approximately $600,000.

During the second quarter of 2003, Harken received approximately $239,000 as a purchase price adjustment, as defined in the Purchase and Sale Agreement, for a certain 2002 sale of interests in oil and gas producing properties located in Texas. These proceeds were allocated to the domestic full cost pool.

Acquisition of Republic Properties—On January 30, 2002, a wholly-owned subsidiary of Harken signed an agreement to acquire certain property interests (the “Republic Properties”) from Republic Resources, Inc. (“Republic”). This acquisition was closed on April 4, 2002 following approval by Republic stockholders and debenture holders. The Republic Properties consist of interests in 16 oil and gas wells in 9 fields plus interests in additional prospect acreage located in southern Louisiana and the Texas Gulf Coast region. The

Republic Properties were acquired by Harken in exchange for 2,645,500 shares of Harken common stock, plus 79,365 shares issued as a transaction fee in this acquisition. In addition, the Purchase and Sale Agreement also provides for contingent additional consideration of cash or additional shares of Harken common stock, or any combination of the two as Harken may decide, to be paid within 45 days after December 31, 2003, based on a defined calculation to measure the appreciation, if any, of the reserve value of the Republic Properties. Since Harken acquired only the oil and gas properties from Republic, the entire purchase price was allocated to the domestic full cost pool.

(3) INVESTMENTS

On December 16, 2002, Harken exchanged 2,000,000 of its shares of Global common stock for 1,232,742 of the redeemable ordinary common shares of New Opportunities Investment Trust PLC (“NOIT”), an investment trust organized under the laws of the United Kingdom (a public limited company admitted for trading on the Alternative Investment Market of the London Stock Exchange). This transaction reduced Harken’s ownership in Global from 92.77% to 85.62%. Harken has accounted for the 1,232,742 ordinary shares of NOIT as an investment in available for sale securities in accordance with FAS No. 115 “Accounting for Certain Investment in Debt and Equity Transactions” and has reflected the fair value of the investment as a long term asset included as Investment in Equity Securities at December 31, 2002 and June 30, 2003. During the six months ended June 30, 2003, the fair value of the investment had declined by $488,000, and this decline was determined to be other than temporary. At June 30, 2003, the fair market value of the investment in NOIT was approximately $603,000, and the holding loss of $488,000 was included in Interest Expense and Other for the six months ended June 30, 2003.

(4) PROPERTY AND EQUIPMENT

A summary of property and equipment follows:

	December 31, 2002	June 30, 2003
Unevaluated oil and gas properties:
Unevaluated Peru properties	$562,000	$685,000
Unevaluated Panama properties	304,000	463,000
Unevaluated domestic properties	2,617,000	2,761,000
Evaluated oil and gas properties:
Evaluated Colombian properties	184,493,000	187,635,000
Evaluated domestic properties	156,072,000	157,135,000
Facilities and other property	25,394,000	25,986,000
Less accumulated depreciation and amortization	(298,985,000)	(303,536,000)

	$70,457,000	$71,129,000

(5) ASSET RETIREMENT OBLIGATION

Effective January 1, 2003, Harken changed its method of accounting for asset retirement obligations in accordance with the recently issued FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). Prior to the effective date of SFAS 143, Harken reflected asset retirement obligations for acquired assets net of related estimated salvage values to be realized at the time of retirement. Under the new accounting method, Harken now recognizes the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Market risk premium was excluded from the estimate of the asset retirement obligations since reliable estimates were not obtainable. The net of tax cumulative effect of the change in accounting method on prior years resulted in a charge to income of $813,000 ((.01) per share) in the first six months of 2003.

A summary of Harken’s assets with required asset retirement obligations as of June 30, 2003 is as follows:

Asset Category	Asset Retirement Liability	Estimated Life
Domestic oil and gas producing properties	$4,325,000	2-55 years
Domestic facilities and other property	2,195,000	12-29 years
Colombian oil producing properties	532,000	4-23 years
Colombian facilities and other property	—	—

	$7,052,000

Harken reflects no asset retirement obligation for Global’s Colombian facilities as upon the expiration of the related Association Contract, the ownership of such facilities reverts to Empresa Colombiana de Petroleos (“Ecopetrol”).

The following table describes all changes to Harken’s asset retirement obligation liability during the six month period ended June 30, 2003.

Asset retirement obligation at December 31, 2002	$4,664,000
Liability recognized upon adoption of SFAS 143	2,138,000
Additions during the six months ended June 30, 2003	52,000
Deletions during the six months ended June 30, 2003	(38,000)
Accretion expense	236,000

Asset retirement obligation at June 30, 2003	$7,052,000

Accretion expense related to SFAS 143 is included in Interest and Other Expense in the Consolidated Condensed Statement of Operations. Had SFAS 143 been adopted on January 1, 2002, the asset retirement obligation would have been $6,262,000.

(6) MIDDLE AMERICAN OPERATIONS

Harken’s Middle American operations are all conducted through its ownership in Global Energy Development PLC (“Global”) (a public limited company registered in England and Wales under the

Companies Act (1985) of the United Kingdom). Global’s ordinary shares are admitted for trading on the AIM Exchange in London. Effective March 25, 2002, Harken’s ownership in Global decreased from 100% to 92.77% when Global sold 7.23% of its shares to 22 investors. The placement to these investors consisted of 2,021,902 shares at a cost of approximately $0.70 per share, of which less than 1% was purchased, at the offering price, by certain officers, directors and employees of Harken and Global and a family member, in exchange for approximately $1,436,000 in cash. During December 2002, Harken exchanged 2,000,000 common shares of Global for 1,232,742 common shares of (NOIT) which further reduced Harken’s ownership of Global to approximately 85.62%. In connection with the issuance to Lyford Investments Enterprises Ltd. (“Lyford”) of the 10% Term Loan, Lyford received warrants to purchase 7,000,000 shares of Global held by Harken at a price of 50 pence per share. These warrants expire in 2005.

Colombian Operations—Global’s Colombian operations are conducted through Harken de Colombia, Ltd., a wholly owned subsidiary of Global, which held four exclusive Colombian Association Contracts with Ecopetrol as of June 30, 2003. Terms of each of the Association Contracts originally committed Global to perform certain activities, such as seismic activities and/or the drilling of a well, in accordance with a prescribed timetable. In August 2003, Global elected not to proceed with the second year of the Cajaro Association Contract and thereby elected to terminate that agreement without further obligation. As of August 14, 2003, Global was in compliance with the requirements of each of the Association Contracts.

Peru Operations—In April 2001, Global, through a wholly owned subsidiary, signed a Technical Evaluation Agreement (“Peru TEA”) with Perupetro, the national oil company of Peru. The Peru TEA covers an area of approximately 6.8 million gross acres in northeastern Peru. Under the terms of the Peru TEA, Global has the option to convert the Peru TEA to a seven year exploration contract, with a twenty-two year production period. Terms of the Peru TEA allowed Global to conduct a study of the area that included the reprocessing of seismic data and evaluation of previous well data. On April 7, 2003, Global received an extension from Perupetro of the Peru TEA to July 9, 2003. Prior to the expiration of the Peru TEA in July 2003, Global exercised their option under the Peru TEA and entered into negotiations with Perupetro for a Production Sharing Contract. All work requirements under the Peru TEA were satisfied prior to its expiration. As of August 14, 2003, the negotiations with Perupetro for a Production Sharing Contract are still in progress.

Panama Operations—In September 2001, Global, through a wholly owned subsidiary, signed a Technical Evaluation Agreement (“Panama TEA”) with the Ministry of Commerce and Industry for the Republic of Panama. The Panama TEA covers an area approximately 2.7 million gross acres divided into three blocks in and offshore Panama. Under the terms of this Panama TEA, which extends for a period of 24 months, Global was to perform certain work program procedures and studies to be submitted to the Panamanian government with an option to negotiate and enter into one or more Contracts for the Exploration and Exploitation of Hydrocarbons with the Ministry of Commerce and Industry. All work requirement under the Panama TEA have been satisfied as of August 14, 2003. Global plans to exercise its option under the Panama TEA to negotiate for a Production Sharing Contract.

(7) BANK CREDIT FACILITY OBLIGATION

On December 6, 2002, certain of Harken’s domestic subsidiaries (the “Borrowers”) and Harken entered into a three-year loan facility with Guaranty Bank FSB (“Guaranty”), which is secured by substantially all of Harken’s domestic oil and gas properties and a guarantee from Harken. The initial proceeds advanced under the Guaranty credit facility were used to repay in full the outstanding principal and interest owed under the credit facility with Bank One, N.A. previously held by Harken and certain of its domestic subsidiaries. The Guaranty credit facility provides borrowings limited by a borrowing base (as defined by the Guaranty credit facility) which was $7,100,000 and $5,910,000, as of December 31, 2002 and June 30, 2003 respectively. Such borrowing base, which is net of outstanding letters of credit, is re-determined by Guaranty on May 1 and November 1 of each year in accordance with the credit facility agreement. If the borrowing base is reduced by Guaranty to an amount less than the outstanding balance, then the Borrowers would be required to repay any amount by which the outstanding balance of the facility exceeds the borrowing base or provide additional collateral satisfactory to Guaranty within 30 days following notice by Guaranty of such determination. The borrowing base is being reduced by $200,000 per month beginning January 1, 2003 and will be redetermined again by Guaranty on November 1, 2003, in accordance with the credit facility agreement. In July 2003, Harken was able to release certain outstanding letters of credit of approximately $640,000 which were reducing the borrowing base. Due to these scheduled borrowing base reductions and the current outstanding letters of credit, Harken has reflected approximately $860,000 of the credit facility amount as a current liability at June 30, 2003. At December 31, 2002 and June 30, 2003, Harken has $5,986,000 and $5,210,000, respectively, outstanding pursuant to the credit facility. Guaranty’s commitments under the credit facility terminate on December 6, 2005.

Harken’s bank credit facility with Guaranty prohibits cash dividends, loans, advances and similar payments to be made to Harken by the Borrowers. Therefore, the Borrowers will not be able to provide Harken with funds to be used for the repayment of Harken’s debt or for other uses, unless the Borrowers obtain Guaranty’s consent. The Guaranty credit facility requires the Borrowers to maintain certain financial covenant ratios and requirements as calculated on a quarterly basis. Such financial covenant ratios and requirements for the Borrowers include a current ratio, as defined, of not less than 1.0 to 1.0, a maximum liabilities to equity ratio, as defined, of not more than 1.0 to 1.0 and a debt service coverage ratio, as defined, of not less than 1.25 to 1.0. In addition, the agreement requires that general and administrative expenses of the Borrowers must not exceed 25% of the Borrowers’ net revenue for each quarter. At June 30, 2003, the Borrowers were in compliance with these covenants.

(8) INVESTOR TERM LOAN

In July 2002, Harken issued a 10% Term Loan Payable (the “10% Term Loan”) in the principal amount of $3,000,000 to Lyford, in exchange for cash in the principal amount of the 10% Term Loan. The principal of Lyford is Phyllis Quasha, whose son, Alan G. Quasha, is now a member of Harken’s board of directors and the Chairman of Harken. Prior to entering into the 10% Term Loan, Mr. Quasha and his affiliates owned no shares of Harken’s common stock. However an affiliate of Mr. Quasha purchased shares in Harken’s subsidiary, Global, during that subsidiary’s March 2002 offering at the offering price. In August 2002, Harken entered into an amendment of the 10% Term Loan and issued an additional principal amount of $2,000,000 of the 10% Term Loan in exchange for cash in the additional principal amount of the loan.

Lyford offset a portion of the payment pursuant to its standby commitment relating to Harken’s rights offering, as described in Note 13—Rights Offering, to repay in full the outstanding balance plus accrued interest related to the 10% Term Loan. Harken’s indebtedness to Lyford under the 10% Term Loan was thereby cancelled on March 20, 2003.

As additional consideration for the 10% Term Loan, as amended, Harken issued to Lyford warrants to purchase up to a total of 7,000,000 shares of Global ordinary shares owned by Harken, at a price of 50 pence per share. Harken has accounted for these warrants as a derivative in accordance with SFAS No. 133 and accordingly has reflected the fair value of the warrants as a liability in the Consolidated Condensed Balance Sheet. Such liability is reflected at the fair value of the derivative, primarily based on the underlying market price of Global common stock, and the corresponding gain or loss related to the change in derivative fair value is reflected in earnings. The issuance of the warrants was considered to be a debt issuance cost and was amortized over the life of the 10% Term Loan. As the 10% Term Loan was paid in full on March 20, 2003, the unamortized debt issuance costs were fully expensed in the first quarter of 2003.

(9) 10% NOTES PAYABLE

In May 2003, Harken issued to certain holders of Harken’s 5% European Notes, the 10% Notes Payable (“Notes Payable”) in the total principal amount of $1,390,500 along with the payment of approximately $1,080,000 in cash in exchange for $3,090,000 principal amount of Harken’s 5% European Notes. The Notes Payable mature on April 30, 2004 and are unsecured. Interest incurred on the Notes Payable is payable semi-annually in October 2003 and April 2004. The principal amount of the Notes Payable is payable in two installments. The first installment in the principal amount of $772,500 together with accrued interest shall be payable on or before October 31, 2003. A second and final installment of principal in the amount of $618,000 together with accrued interest shall be payable no later than April 30, 2004. At June 30, 2003, Harken has $1,390,500 outstanding pursuant to the Notes Payable.

(10) SENIOR SECURED NOTES

In May 2003, Harken issued $2,020,000 principal amount of Increasing Rate Senior Secured Notes Due 2008 (“Senior Secured Notes”) in exchange for $2,020,000 principal amount of 5% European Notes. The Senior Secured Notes mature on May 26, 2008 and rank senior to the 7% European Notes due 2007. Interest incurred on the Senior Secured Notes payable quarterly beginning January 2004 until maturity. Interest is calculated on an increasing rate basis. The Senior Secured Notes earn interest at 10.25% until May 26, 2004. Interest is then earned at 12.25% from May 2004 to May 2005, 14% interest from May 2005 to May 2006, 16% interest from May 2006 to May 2007, and 17.5% interest from May 2007 to May 2008. Interest incurred on the Senior Secured Notes may, at Harken’s option, be paid in cash or, upon not less than 30 days notice to the noteholders, by the issuance of freely tradable shares of Harken common stock equal to 125% of the accrued and unpaid interest thereon to the interest payment date, divided by the average market price of the stock over the 30 calendar days immediately preceding the date that is 15 days prior to the interest payment date.

The principal balance of the Senior Secured Notes may be redeemed at Harken’s option for cash equal to the outstanding principal. Prior to maturity, the principal balance in its entirety, plus accrued and unpaid interest, of the Senior Secured Notes may be prepaid, upon not less than 30 days notice to the noteholders, at a discount with a combination of cash and freely tradable shares of Harken common stock, as defined in the Senior Secured Note agreement. In addition, upon maturity, Harken may also, upon not less than 30 days notice to the noteholders, similarly redeem the remaining outstanding Senior Secured Note for cash for an amount equal to 75% of the principal amount and by the issuance of freely tradable shares of Harken common stock equal to 125% of 25% of the principal amount, divided by the average market price of the stock over the 30 calendar days immediately preceding the date that is 15 days prior to the maturity date.

(11) CONVERTIBLE NOTES PAYABLE

A summary of convertible notes payable is as follows:

	December 31, 2002	June 30, 2003
5% European Notes	$29,030,000	$—
7% European Notes	11,106,000	16,700,000
Waverley Note	—	—
Benz Convertible Notes	5,545,000	5,613,000

	45,681,000	22,313,000
Less: Current portion	34,575,000	5,613,000

	$11,106,000	$16,700,000

5% European Notes—On May 26, 1998, Harken issued a total of $85 million of its 5% Senior Convertible Notes due 2003 (the “5% European Notes”), which matured on May 26, 2003. Such 5% European Notes were originally convertible into shares of Harken common stock at a conversion price of $65.00 per share, subject to adjustment in certain circumstances. In January 2003, such conversion price was adjusted to $62.58 per share, and following the February 2003 announcement of the terms of the rights offering, the conversion price was adjusted to $45.22 per share, effective January 31, 2003. Since their issuance and prior to their maturity, Harken repurchased or exchanged an aggregate of $77,670,000 principal amount of the 5% European Notes. Upon the date of their maturity, the outstanding principal balance of the 5% European Notes, prior to their conversion into shares of Harken common stock, was $7,330,000.

At its annual stockholders meeting held January 29, 2003, Harken received stockholder approval in connection with the issuance of Harken common stock to redeem up to $20 million of the 5% European Notes, in accordance with guidelines of the American Stock Exchange that apply to transactions involving the potential issuance below market value of at least 20% of a company’s outstanding shares. On April 25, 2003, Harken issued a notice of redemption for the 5% European Notes for shares of Harken’s common stock. The date of the redemption was May 26, 2003.

In accordance with the terms of the 5% European Notes, upon their maturity, Harken redeemed the remaining principal balance of $7,330,000 of the 5% European Notes plus accrued interest by issuing approximately 24.8 million shares of Harken common stock. The number of the redemption shares were equal to 115% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, divided by approximately $0.35 (the average market price of the common stock over the 30 calendar days immediately preceding the date of the notice of the redemption).

On January 28, 2003, Harken exchanged a total of $1,420,000 principal amount of 5% European Notes for $1,420,000 principal amount of 7% European Notes due 2007. On February 13, 2003, Harken issued $1,600,000 in principal amount of 7% European Notes due 2006, to certain investors (the “Investors”) in exchange for $2,000,000 in principal amount of the 5% European Notes. Harken also entered into an Option Agreement with the Investors, dated February 13, 2003, that provided for a call option in favor of Harken and a put option in favor of the Investors. Additionally, on March 18, 2003, Harken entered into an option agreement with HBK Master Fund L.P. (“HBK”) that provided for a call option in favor of Harken and a put option in favor of HBK. On March 26 and 27, 2003, Harken exercised, respectively, both of these call options. Pursuant to this exercise, the Investors and HBK sold an aggregate of $11.5 million principal amount of 5% European Notes at an aggregate cash option price of approximately $6.9 million plus accrued and unpaid interest through the date of payment. In the first quarter of 2003, Harken reflected a gain of approximately $4.5 million from these cash purchases of outstanding 5% European Notes in the accompanying Consolidated Condensed Statements of Operations. As a result of Harken’s exercise of these call options, the respective put options with the Investors and HBK were terminated.

Since April 1, 2003 and prior to their maturity date, Harken repurchased approximately $6,780,000 in principal amount of the 5% European Notes for a combination of cash and other debt securities, the terms of which are described below. In May 2003, Harken issued $720,000 principal amount of 7% European Notes due 2007 in exchange for $720,000 principal and accrued interest amount of the 5% European Notes. Also, in May 2003, Harken issued $2,020,000 principal amount of Senior Secured Notes in exchange for $2,020,000 principal amount of 5% European Notes. Harken also, in May 2003, repurchased $950,000 principal amount of the 5% European Notes in exchange for approximately $741,000 in cash. Harken has reflected a gain of approximately $200,000 from these cash purchases of 5% European Notes in the accompanying Consolidated Condensed Statement of Operations in the second quarter of 2003. Additionally, in May 2003, Harken repurchased $3,090,000 principal amount of 5% European Notes in exchange for approximately $1,080,000 in cash and the issuance of approximately $1,390,500 principal amount of Notes Payable. Harken has reflected a gain of approximately $550,000 from this exchange of 5% European Notes in the accompanying Consolidated Condensed Statement of Operations in the second quarter of 2003.

7% European Notes—As of August 14, 2003, Harken has outstanding a total of approximately $15.8 million principal amount of its 7% European Notes, which mature on March 31, 2007. Harken issued the 7% European Notes in the following transactions during the six months ended June 30, 2003:

•	On January 28, 2003, Harken issued a total of $1,420,000 principal amount of 7% European Notes due 2007 in exchange for $1,420,000 principal amount of 5% European Notes.

•	On February 13, 2003, Harken issued a total of $1,600,000 principal amount of 7% European Notes due 2006 to certain investors in exchange for $2,000,000 principal amount of the 5% European Notes. In June 2003, after receiving notice from the noteholders, Harken converted the entire $1,600,000 principal amount, plus accrued interest, of the 7% European Notes due 2006, into approximately 4.1 million shares of Harken common stock, based on the conversion price of $0.40 per share in accordance with the terms of the 7% European Notes due 2006.

•	On March 18, 2003, Harken issued $3,410,000 principal amount of 7% European Notes due 2007 and the Waverley Note to Waverley in exchange for 17,050 shares of Harken’s Series G-1 convertible preferred stock owned by an affiliate of Waverley, and $3,410,000 in cash. In June 2003, Harken redeemed the entire $1,705,000 principal amount of the Waverley Note for cash.

•	In May 2003, Harken issued $720,000 principal amount of 7% European Notes in exchange for $720,000 principal amount of the 5% European Notes.

•	In July 2003, after receiving notice from certain noteholders, Harken converted $1,200,000 principal amount, plus accrued interest, of the 7% European Notes due 2007 into approximately 3.3 million shares of Harken common stock based on the conversion price of

$0.36 per share in accordance with the terms of the note agreement.

7% European Notes due 2007—The 7% European Notes due 2007 mature on March 31, 2007. Interest incurred on the 7% European Notes due 2007 is payable semi-annually in March and September of each year to maturity or until these 7% European Notes are redeemed, converted or purchased by Harken prior to their maturity. Upon the registration of the underlying Harken common stock issuable upon conversion, the 7% European Notes due 2007 are convertible into shares of Harken common stock at an initial conversion price of $0.50 per share, subject to adjustment in certain circumstances (the “2007 7% European Note Conversion Price”). Following the February 2003 announcement of the terms of the rights offering, the 2007 7% European Note Conversion Price was adjusted to $0.36 per share, effective January 31, 2003, for all 7% European Notes due 2007 then outstanding. The 7% European Notes due 2007 issued subsequent to February 2003 have a conversion price of $0.50 per share. The 7% European Notes due 2007 are also convertible by Harken into shares of Harken common stock if, for any period of 30 consecutive days commencing upon registration of the underlying conversion shares, the average of the closing prices of Harken common stock for each trading day during such 30-day period shall have equaled or exceeded 125% of the 2007 7% European Note Conversion Price.

The 7% European Notes due 2007 may be redeemed at Harken’s option, at any time and from time to time, in whole or in part, for cash equal to the outstanding principal and accrued interest to the date of redemption, upon not less than 30 days notice to the noteholders. In addition, beginning March 31, 2006, Harken may redeem up to 50% of the outstanding 7% European Notes due 2007 for shares of Harken common stock, and at maturity, on March 31, 2007, Harken may similarly redeem all remaining outstanding 7% European Notes due 2007 for shares of Harken common stock, in each case upon not less than 30 days notice to the noteholders. If Harken elects to redeem the 7% European Notes due 2007 for shares of its common stock, each note will be redeemed for a number of shares of Harken common stock equal to 110% of the principal value of the notes to be redeemed, plus accrued and unpaid interest thereon to the date of redemption, divided by the average market price of the stock over the 120 business days immediately preceding the date of the notice of redemption.

7% European Notes due 2006—In June 2003, after receiving notice from the noteholders, Harken converted the entire $1,600,000 principal amount, plus accrued interest, of the 7% European Notes due 2006, into approximately 4.1 million shares of Harken common stock based on the conversion price of $0.40 per share in accordance with the terms of the 7% European Notes due 2006.

Waverley Note—In June 2003, Harken redeemed the entire $1,705,000 principal amount of the Waverley Note for cash, the difference between the carrying value of the Waverley Note and the principal amount was fully accreted to Interest Expense in the second quarter of 2003.

Benz Convertible Notes—On December 30, 1999, Harken issued $12,000,000 principal amount of the Benz Convertible Notes in exchange for certain prospects acquired from Benz Energy, Incorporated. The Benz Convertible Notes originally were to mature on May 26, 2003. In March 2000, the maturity date of certain of the Benz Convertible Notes was extended to November 26, 2003. The Benz Convertible Notes were originally convertible into shares of Harken common stock at a conversion price of $65.00 per share, subject to adjustment in certain circumstances. Following the February 2003 announcement of the terms of the rights offering, the conversion price for the Benz Convertible Notes was adjusted to $29.41 per share, effective January 31, 2003. Harken has repurchased or redeemed to date approximately $6.3 million principal amount of the Benz Convertible Notes for cash and/or common stock. As of August 14, 2003, the outstanding principal balance of Benz Convertible Notes was approximately $5,669,000 with a maturity date of November 26, 2003.

The Benz Convertible Notes bear interest at 5% per annum, payable semi-annually in May and November of each year until maturity or until the Benz Convertible Notes are redeemed, converted or purchased by Harken prior to their maturity. Beginning November 26, 2002, Harken may redeem up to 50% of the Benz Convertible Notes then outstanding in exchange for shares of Harken common stock. At maturity, on November 26, 2003, Harken may similarly redeem all remaining outstanding Benz Convertible Notes for shares of Harken common stock. If Harken elects to redeem the Benz Convertible Notes for shares of its common stock beginning November 26, 2002, each note will be redeemed for a number of shares of Harken common stock equal to 115% of the principal amount of the note to be redeemed, plus accrued and unpaid interest thereon to the date of redemption, divided by the average market price of the stock over the 30 calendar days immediately preceding the date of the notice of redemption (the “Redemption Price”). Such Redemption Price is calculated at the time Harken issues its notice of redemption, which is to be given no less than 30 days, and no more than 60 days, prior to the date of redemption.

No Benz Convertible Notes were repurchased or redeemed by Harken during the six months ended June 30, 2003.

Currently, Harken does not have sufficient funds to pay the Benz Convertible Notes in cash upon maturity. Harken’s management plans to continue to actively pursue negotiated transactions to repurchase and/or restructure the Benz Convertible Notes. It is not assured, however, that the entire principal balance of the Benz Convertible Notes will be restructured or repurchased for cash and/or other securities or property prior to maturity. Consequently, Harken presently intends to satisfy its remaining obligations under the Benz Convertible Notes by redeeming them in exchange for Harken common stock. Although there can be no assurances, Harken believes that it will be able to redeem the remaining principal balance of the Benz Convertible Notes upon maturity for Harken common stock without requiring stockholder approval of additional authorized shares. However, depending on Harken’s success in repurchasing or restructuring the Benz Convertible Notes and the future market price of its common stock, Harken may not have a sufficient number of authorized but unissued shares of Harken common stock to redeem the remaining Benz Convertible Notes for common stock. At the present market price of Harken common stock, Harken has a sufficient number of authorized shares to allow Harken to redeem the Benz Convertible Notes for common stock. However, if the market price of Harken common stock declines significantly, then depending on the amount of the Benz Convertible Notes outstanding, Harken may be required to seek stockholder approval of an increase in authorized shares before Harken could redeem the remaining Benz Convertible Notes.

(12) ISSUANCE OF PREFERRED STOCK

On May 6, 2003, the Harken Board of Directors approved the authorization and issuance of up to 150,000 shares of a new series of convertible preferred stock. The Series G3 Convertible Preferred Stock (the “Series G3 Preferred”), which has a liquidation value of $100 per share, is non-voting and is convertible at the holders’ option into Harken common stock at a conversion price of $0.50 per share, subject to adjustments in certain circumstances. The Series G3 Preferred is also convertible by Harken into shares of Harken common stock if for any period of twenty consecutive calendar days, the average of the closing prices of Harken common stock during such period shall have equaled or exceeded $0.625 per share. In May 2003, Harken issued 90,000 shares of the Series G3 Preferred in exchange for approximately 30,000 shares of Harken’s outstanding Series G1 Convertible Preferred Stock, with a liquidation value of $100 per share, and $6,000,000 in cash.

The Series G3 Preferred holders shall be entitled to receive dividends at an annual rate equal to $3.50 per share. All dividends on the Series G3 Preferred are payable semi-annually in arrears, payable on June 30 and December 31, commencing December 31, 2003. The Series G3 Preferred dividend and liquidation rights shall rank junior to all claims of creditors, including holders of outstanding debt securities, but senior to Harken common stockholders and pari passu to any other series of Harken preferred stock, unless otherwise provided.

Harken may also redeem the Series G3 Preferred in whole or in part for cash at any time at $100 per share plus any accrued and unpaid dividends. In addition, on or after June 30, 2006, Harken may further elect, in any six month period, to redeem up to 50% of the outstanding Series G3 Preferred with shares of Harken common stock valued at an average market price, and using a redemption value of the Series G3 Preferred that includes a 5% to 10% premium based on the market capitalization of Harken at the time of redemption.

During July and August 2003, holders of 13,720 shares of Harken’s Series G1 convertible preferred stock and 24,000 shares of Harken’s Series G2 convertible preferred stock elected to exercise their conversion option, and such holders were issued a total of 949,090 shares of Harken common stock.

(13) RIGHTS OFFERING

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

Standby Purchase Agreement—On September 6, 2002, Harken entered into a standby purchase agreement with Lyford that defined Harken’s rights and obligations, and the rights and obligations of Lyford, (the “Standby Commitment”). This agreement was amended on November 22, 2002. The standby purchase agreement obligated Harken to sell, and required Lyford to subscribe for and purchase from Harken, a number of shares of common stock equal to the Shortfall divided by the subscription price per share. The “Shortfall” is the amount by which the $10,000,000 offering amount exceeds the aggregate subscription price to be paid by the stockholders who subscribe for and purchase shares in the offering.

As compensation to Lyford for its Standby Commitment, Harken paid Lyford a Standby Commitment Fee of $600,000 by issuing 1,714,286 shares of common stock to Lyford (the “Standby Commitment Fee Shares”), with each such share being attributed a value of $0.35. Harken also paid Lyford $50,000 in cash for its legal fees in connection with the rights offering.

Pursuant to the standby purchase agreement, on March 20, 2003, Lyford purchased 59,716,227 shares of common stock from Harken for an aggregate purchase price of approximately $8,193,000. Lyford paid approximately $3,185,000 in cash to Harken from its available working capital. After giving effect to the consummation of Harken’s rights offering and the standby purchase agreement, Lyford became the holder of approximately 62% of Harken’s outstanding common stock, and resulted in a change of control of Harken. Lyford’s ownership has been subsequently reduced in the aggregate due to the conversions of the 5% European Notes, the 7% European Notes due 2006, certain 7% European Notes due 2007, and certain Series G1 and G2 Preferred shares into shares of Harken common stock. Lyford may have the voting power to control the election of Harken’s board of directors and the approval or other matters presented for consideration by the stockholders, which could include mergers, acquisitions, amendments to Harken’s charter and various corporate governance actions.

(14) STOCK OPTION PLAN

Harken has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of Harken’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Harken’s 1993 Stock Option and Restricted Plan has authorized the grant of options to Harken employees and directors for up to 400,000 shares of Harken common stock. Harken’s 1996 Stock Option and Restricted Stock Plan has authorized the grant of 1,852,500 shares of Harken common stock. All options granted have 10-year terms and vest and become fully exercisable at the end of 4 years of continued employment. Due to the change of control of Harken which resulted from Harken’s rights offering and standby purchase agreement in the first quarter of 2003, all outstanding options, at that time, fully vested.

Pro forma information regarding net loss and loss per share is required by SFAS 123 and has been determined as if Harken had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended June 30, 2003: risk-free interest rate of 5%; dividend yield of 0%; volatility factors of the expected market price of Harken common stock of 1.37; and a weighted-average expected life of the options of 6 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Harken’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Due to the change of control of Harken which resulted from Harken’s rights offering and standby purchase agreement in the first quarter of 2003, all outstanding options, at that time, fully vested. Harken’s pro forma information follows (in thousands except for earnings per share information):

Six months ended June 30, 2003
Net loss attributed to common stock, as reported	$(532)
Pro forma net loss attributed to common stock	$(1,100)
Basic and diluted net loss per share, as reported	$(0.01)
Pro forma basic and diluted net loss per share	$(0.02)

(15) RELATED PARTY TRANSACTIONS

During 1997, 1998 and 1999, Harken made secured short-term loans to certain members of Harken’s Management, certain of whom also served on the Board of Directors. Such notes receivable are reflected in Harken’s Consolidated Condensed Balance Sheets at December 31, 2002 and June 30, 2003 as related party notes receivable. In May 2002, Harken entered into a severance agreement to forgive the repayment of a short-term loan in the principal amount of $64,000 to a member of management related to his resignation as an officer of Harken due to health reasons. Harken reflected the forgiveness as a charge to earnings during the first quarter of 2002.

In November 2001, Global elected to its Board of Directors a director who is also a director of RP&C International Inc. (“RP&C”). RP&C has historically provided financial and transaction consulting services to Harken, including with regard to Harken’s Convertible European Notes, and Series G1 Preferred, Series G2 and Series G3 Preferred stock. In addition, RP&C has served as a financial advisor in connection with Harken’s restructuring of its international assets, obligations and operations through its Global subsidiary. Also, RP&C currently serves as Global’s nominated advisor for the AIM Exchange in London. During 2002 and the six months ended June 30, 2003, Harken repurchased 5,400 shares and 5,395 shares, respectively, of Series G1 Preferred stock held by RP&C in consideration for certain financial and transaction consulting services. In the second quarter of 2003, Harken agreed to issue approximately 1,350 shares of Series G-3 Preferred stock to RP&C in consideration for transaction services associated with the issuance of Harken’s Series G-3 Preferred shares. Also, during the six months ended June 30, 2003, Harken paid to RP&C approximately $772,000 for transaction costs associated with these transaction consulting services. In connection with these services provided, RP&C may continue to earn such fees in the future. During July 2003, RP&C, as holders of 13,720 shares of Harken’s Series G1 Preferred Stock and 9,000 shares of Harken’s Series G2 Preferred Stock, elected to exercise their conversion option, and such holders were issued 426,424, shares of Harken common stock.

In April 2003, Lyford purchased $1,980,000 principal amount of Harken’s 5% European Notes in a privately negotiated transaction with the holders of such notes. Pursuant to Harken’s redemption of the 5% European Notes in May 2003 for shares of Harken common stock, Lyford received approximately 6.7 million shares of Harken common stock for redemption of the 5% European Notes it held. For further discussion of Harken’s 5% European Notes and the redemption for shares of Harken common stock, see Note 11—Convertible Notes Payable.

(16) HEDGING ACTIVITIES

Harken holds certain commodity derivative instruments which are effective in mitigating commodity price risk associated with a portion of its future monthly natural gas production and related cash flows. Harken’s oil and gas operating revenues and cash flows are impacted by changes in commodity product prices, which are volatile and cannot be accurately predicted. Harken’s objective for holding these commodity derivatives is to protect the operating revenues and cash flows related to a portion of its future natural gas sales from the risk of significant declines in commodity prices.

As of June 30, 2003, Harken, holds a natural gas collar contract consisting of a fixed price floor option of $3.00 per MMBTU and a fixed price cap option of $4.95 per MMBTU covering 70,000 MMBTUs per month over the period of the contract through June 30, 2004. Harken did not designate the above derivative as a hedge under SFAS No. 133, therefore the derivative has been marked to market at June 30, 2003. The change in the fair value of the derivative of approximately $437,000 for the six months ended June 30, 2003 is reflected in Interest and Other Expense in the Consolidated Condensed Statement of Operations. Such natural gas collar contract is reflected in accrued liabilities at June 30, 2003 with a fair value of approximately $702,000.

In the second quarter of 2003, Harken purchased a crude oil floor contract with a strike price of $23.00 per barrel for a notional amount of 6,500 barrels per month over a period of the contract through December 31, 2003. Harken did not designate the above derivative as a hedge under SFAS No. 133, therefore the derivative cost of approximately $34,000 has been reflected in Interest and Other Expense in the second quarter 2003 in the Consolidated Condensed Statement of Operations.

Risk management policies established by Harken management limit Harken’s derivative instrument activities to those derivative instruments which are effective in mitigating certain operating risks, including commodity price risk. In addition to other restrictions, the extent and terms of any derivative instruments are required to be reviewed and approved by executive management of Harken.

(17) SEGMENT INFORMATION

Harken’s accounting policies for each of its operating segments are the same as those for its consolidated financial statements. There are no intersegment sales or transfers. Revenues and expenses not directly identifiable with either segment, such as certain general and administrative expenses, are allocated by Harken based on various internal and external criteria including an assessment of the relative benefit to each segment. During the periods presented below, none of Harken’s Middle American segment operating revenues relate to Costa Rica, Peru or Panama.

Harken’s financial information for each of its operating segments is as follows for the periods ended June 30, 2002 and 2003:

	Three Months Ended June 30, 2002			Six Months Ended June 30, 2002
	North America	Middle America	Total	North America	Middle America	Total
Operating revenues	$5,173,000	$2,343,000	$7,516,000	$8,961,000	$3,981,000	$12,942,000
Interest and other income	158,000	38,000	196,000	179,000	83,000	262,000
Depreciation and amortization	2,160,000	1,205,000	3,365,000	4,283,000	2,348,000	6,631,000
Interest expense and other, net	1,274,000	(321,000)	953,000	1,938,000	(13,000)	1,925,000
Income tax expense	15,000	75,000	90,000	30,000	150,000	180,000
Segment loss	(2,329,000)	(21,000)	(2,350,000)	(4,711,000)	(1,195,000)	(5,906,000)
Capital expenditures	3,189,000	588,000	3,777,000	3,296,000	780,000	4,076,000
Total assets at end of period	61,572,000	27,962,000	89,534,000	61,572,000	27,962,000	89,534,000

	Three Months Ended June 30, 2003			Six Months Ended June 30, 2003
	North America	Middle America	Total	North America	Middle America	Total
Operating revenues	$4,725,000	$1,942,000	$6,667,000	$10,258,000	$3,787,000	$14,045,000
Interest and other income	8,000	10,000	18,000	16,000	34,000	50,000
Depreciation and amortization	1,422,000	735,000	2,157,000	2,882,000	1,315,000	4,197,000
Interest expense and other, net	1,099,000	(8,000)	1,091,000	3,738,000	21,000	3,760,000
Income tax expense (benefit)	—	(451,000)	(451,000)	—	(351,000)	(351,000)
Segment income (loss)	(831,000)	431,000	(400,000)	1,236,000	212,000	1,448,000
Capital expenditures	290,000	1,648,000	1,938,000	749,000	2,987,000	3,736,000
Total assets at end of period	58,470,000	26,312,000	84,782,000	58,470,000	26,312,000	84,782,000

(18) COMMITMENTS AND CONTINGENCIES

In September 1997, Harken Exploration Company, a wholly-owned subsidiary of Harken, was served with a lawsuit filed in U.S. District Court for the Northern District of Texas, Amarillo Division, styled D. E. Rice and Karen Rice, as Trustees for the Rice Family Living Trust (“Rice”) vs. Harken Exploration Company. In the lawsuit, Rice alleges damages resulting from Harken Exploration Company’s alleged spills on Rice’s property and claimed that the Oil Pollution Act (“OPA”) should be applied in this circumstance. Rice alleges that remediation of all of the alleged pollution on its land would cost approximately $40,000,000. In October 1999, the trial court granted Harken’s Motion for Summary Judgment that the OPA did not apply and dismissed the Rice claim under it. Rice appealed the trial court’s summary judgment to the U.S. Fifth Circuit Court of Appeals. In April 2001, the Fifth Circuit Court of Appeals issued its opinion affirming the trial court’s summary judgment in Harken’s favor. Based on this affirmation of the summary judgment, in Harken management’s opinion, the results of any further appeal will not have a material adverse effect on Harken’s financial position. On August 15, 2002, Harken was served with a new suit filed by Rice in state court in Hutchinson County, Texas. In this new state case, Rice continues to seek approximately $40,000,000 in remediation costs and damages. Harken filed a motion for partial summary judgment seeking a ruling that remediation costs are not the proper measure of damages and that Rice’s property damages, if any, should be measured by the alleged diminution in value of its land. The Court held a hearing on Harken’s motion on October 30, 2002, but on December 30, 2002, this motion was denied by the Court. Harken’s management continues to believe that the correct measure of damages, if any, is the alleged diminution in value of Rice’s land. Therefore, in Harken management’s opinion, the results of such additional claim will not have a material adverse effect on Harken’s financial position. Trial of this case is not anticipated until the first quarter of 2004.

420 Energy Investment, Inc. and ERI Investments, Inc. (collectively “420 Energy”) filed a lawsuit against XPLOR Energy, Inc., a wholly-owned subsidiary of Harken (“XPLOR”), on December 21, 1999 in the New Castle County Court of Chancery of the State of Delaware. 420 Energy alleges that they are entitled to appraisal and payment of the fair value of their common stock in XPLOR as of the date XPLOR merged with Harken. Harken has relied on an indemnity provision in the XPLOR merger agreement to tender the costs of defense in this matter to former stockholders of XPLOR. Although the outcome of this litigation is uncertain, because the former stockholders of XPLOR have accepted indemnification of this claim, Harken believes that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken’s financial condition.

In August 2001, a new lawsuit was filed by New West Resources, Inc. (“New West”), a former XPLOR stockholder, against XPLOR, Harken and other defendants in state court in Dallas, Texas. Harken received service of process in February 2002. Effective January 17, 2003, the case was transferred by agreement of the parties to Harris County district court, where all future proceedings will occur. New West claims that it lost its $6 million investment in XPLOR as a result of misrepresentations by XPLOR and breach of fiduciary duties by certain XPLOR directors. Harken believes this new suit is an adjunct of the prior appraisal rights claim by 420 Energy. The former stockholders of XPLOR have rejected Harken’s request for indemnification of this claim under the XPLOR merger agreement. However, Harken intends to continue to pursue and enforce, through whatever steps are necessary, any indemnification from the third parties. Harken has tendered the defense of this claim to National Union Fire Insurance Company, pursuant to insurance policy coverage held by XPLOR. National Union has accepted defense of this claim subject to a reservation of rights. Based on the facts that (i) the allegations of New West’s current petition focus primarily on defendants other than Harken, (ii) New West has provided no evidence supporting its claims in response to Harken’s discovery requests and (iii) New West has not served process upon other defendants described in New West’s petition as being the primary wrongdoers, Harken does not believe the claims asserted against Harken are meritorious. Therefore, in Harken management’s opinion, the ultimate outcome of this litigation will not have a material adverse effect on Harken’s financial condition.

In December 2002, a new lawsuit was filed by Black Point Limited (“Black Point”) in the United District Court for the Northern district of Illinois, alleging that Global Ltd., aided and abetted by officers of Harken, fraudulently induced Black Point to spend time and money locating prospective business partners for Global Ltd. in the People’s Republic of China. Black Point contends that it located willing and suitable partners, only to have them unreasonably rejected by Global Ltd. Black Point seeks breach of contract damages of $1.5 million from Global Ltd., that amount being Black Point’s projected success fee on an unconsummated $20 million investment by a Chinese partner. Alternatively, Black Point seeks damages of approximately $290,000 for retainer fees foregone by Black Point, plus out of pocket expenses, from Global Ltd. under theories of fraudulent inducement, quantum merit, and detrimental reliance. Black Point also seeks approximately $290,000 in damages from Harken, alleging that Harken aided and abetted Global Ltd.’s fraudulent inducement. Harken and Global Ltd. do not believe Black Point’s allegations have merit since Global Ltd. fully complied with the terms of the agreement in good faith. On March 6, 2003, the Court held a hearing on a Motion to Dismiss filed by Harken and Global Ltd. At the conclusion of that hearing, the Court ruled in favor of Harken and Global Ltd. by dismissing Black Point’s complaint in its entirety. It was anticipated that the Court would enter its order dismissing Black Point’s complaint during the second quarter of 2003. On March 31, 2003, Global Ltd. received notice that Black Point had filed an amended complaint naming Global Ltd. but not Harken as a defendant. In the amended complaint, Black Point alleges that Global Ltd. breached a duty to cooperate under the agreement between the parties and re-alleged damages of $1.5 million based on the projected lost success fee asserted by Black Point. In April 2003, Global Ltd. filed a Motion to Dismiss Black Point’s amended complaint. Pursuant to an agreement between the parties, a joint motion to dismiss was filed with the court, and the court dismissed the lawsuit in its entirety in the second quarter of 2003.

Harken and its subsidiaries currently are involved in various other lawsuits and other contingencies, which in management’s opinion, will not result in a material adverse effect upon Harken’s financial condition or operations taken as a whole.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

The following is a discussion and analysis of Harken’s financial condition and results of operations and should be read in conjunction with the consolidated condensed financial statements and related notes contained in this Quarterly Report. Certain statements contained in this discussion, and elsewhere in this Quarterly Report, including statements of Harken management’s current expectations, intentions, plans and beliefs, are “forward-looking statements,” as defined in Section 21D of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995:

•	statements before, after or including the words “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” or “continue” or the negative or other variations of these words; and

•	other statements about matters that are not historical facts.

Harken believes that it is important to communicate its future expectations to its stockholders. Forward-looking statements reflect the current view of management with regard to future events and are subject to numerous known and unknown risks, uncertainties and other factors that may cause the actual results, performance, timing or achievements of Harken to be materially different from any results, performance, timing or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, the risks described in Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission as well as other risks described in the Quarterly Report. Although Harken believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct or that unforeseen developments will not occur. Harken undertakes no duty to update or revise any forward-looking statements.

Overview

Harken is engaged in oil and gas exploration, development and production operations both domestically and internationally through its various subsidiaries. In May 2003, Harken retained Petrie Parkman and Co., Inc. to evaluate its domestic oil and gas assets and to make recommendations to maximize their value. As of August 14, 2003, Harken and Petrie Parkman and Co., Inc. are still in the evaluation process in regards to the domestic oil and gas asset base. Harken’s domestic operations currently include oil and gas exploration, development and production in the onshore and offshore Gulf Coast regions of South Texas and Louisiana, and in portions of West Texas and the Texas Panhandle region. Harken’s international operations currently include Global’s activities in Colombia, Panama and Peru. Although Global owns an interest in approximately 1.4 million acres in Costa Rica, Harken and Global believe that political and judicial developments have severely limited the opportunity for future oil and gas development in that country.

Harken reduced its drilling activity beginning in 2002 in order to conserve capital resources to repurchase convertible debt obligations pursuant to a capital restructuring plan, as described below under “Liquidity and Capital Resources.” In April 2002, Harken, through a wholly-owned subsidiary, acquired certain producing property interests (the “Republic Properties”) in exchange for Harken common stock. In addition, the Purchase and Sale Agreement for the Republic Properties provides for contingent additional consideration of cash or additional shares of Harken common stock, or any combination of the two as Harken may decide, to be paid within 45 days after December 31, 2003, based on a defined calculation to measure the appreciation, if any, of the reserve value of the Republic Properties.

Harken’s Middle American operations are conducted through its ownership of Global, a public limited company registered in England and Wales under the Companies Act (1985) of the United Kingdom with its ordinary shares admitted for trading on the AIM Exchange in London.

As a part of Harken’s business strategy, Harken has taken steps to reduce personnel and reduce its debt obligations. The effect of these efforts have been partially mitigated by increased legal and professional costs associated with Harken’s capital restructuring plan along with severance costs during the six months ended June 30, 2003.

Harken reported a net income for the six months ended June 30, 2003 of $1,448,000 compared to a net loss of $5,906,000 for the prior year period due primarily to the gain on repurchases/exchanges of convertible notes along with higher commodity prices compared to the prior year. Because of higher product prices for both natural gas and crude oil, Harken worldwide oil and gas revenues have increased 9% during the six months ended June 30, 2003 compared to the prior year period, despite decreased production volumes both domestically and in Colombia. Gross profit before depreciation and amortization, general and administrative, interest and other expenses and litigation and contingent liability settlements totaled approximately $9.5 million during the six months ended June 30, 2003 compared to approximately $8.5 million for the prior year period.

Critical Accounting Policies

Full cost accounting method—Harken accounts for the costs incurred in the acquisition, exploration, development and production of oil and gas reserves using the full cost accounting method. Under full cost accounting rules, the net capitalized costs of evaluated oil and gas properties shall not exceed an amount (the “cost ceiling”) equal to the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, including the use of oil and gas prices as of the end of each quarter.

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

The Staff of the Securities and Exchange Commission has recently questioned the accounting for and disclosure of mineral rights held under lease and other contractual arrangements in various comment letters issued to companies in the oil and gas industry. Harken includes such costs in oil and gas properties in the Consolidated Condensed Balance Sheet and accounts for such costs using the full cost method of accounting. The current issue relates to whether such costs should be accounted for as an intangible asset and included in an intangible asset classification in the balance sheet. Current expectations are that the staff of the SEC will make an announcement regarding its views in this area at the next meeting of the Emerging Issues Task Force in August 2003. That announcement could result in a future change in the accounting and balance sheet classification of such assets. Although the outcome of this announcement is uncertain, Harken is currently unable to predict the potential impact of such possible determination on Harken’s financial statements.

Colombia operations—During the six months ended June 30, 2003, approximately 26% of Harken’s consolidated revenues were generated from sales to Ecopetrol, the state-owned Colombian oil company. The country of Colombia is currently experiencing heightened security issues which could affect Global’s Colombian operations as well as the strength and operations of Ecopetrol. If Ecopetrol experiences significant adverse conditions in its operations, it may not be able to meet its ongoing financial obligations to Global for delivered production or be able to purchase future production under the terms of existing contract provisions. Global’s Colombian operations could also be directly affected by guerilla activity or other instances or threats of violence, preventing or interrupting Global from producing, transporting or delivering future production volumes.

Valuation of accounts receivable—Harken sells its domestic oil and gas production to a broad and diverse group of industry partners, and as a whole, do not represent a significant credit risk. In addition, Harken charges certain industry partners, who participate in Harken-operated wells, with their share of drilling costs and operating expenses. In determining a reserve for potential losses in collection of its accounts receivable, Harken considers, among other factors, the current financial condition of its industry partners in light of current industry conditions. In the event of a significant decline in oil and gas prices, many of our industry partners may not be able to meet their ongoing financial obligations to Harken or be able to meet the terms of existing contract provisions.

Classification of long- term debt—On December 6, 2002, certain of Harken’s domestic subsidiaries (the “Borrowers”) and Harken, entered into a three-year credit facility with Guaranty Bank FSB (“Guaranty”) which is secured by substantially all of Harken’s domestic oil and gas properties and a guarantee from Harken. The Guaranty credit facility replaced the credit facility with Bank One, N.A. previously held by Harken and certain of its domestic subsidiaries. Harken’s bank credit facility with Guaranty requires the Borrowers to maintain certain financial covenant ratios and requirements, as calculated on a quarterly basis. Harken and the Borrowers were in compliance with these financial covenant ratios and requirements as of June 30, 2003. If the Borrowers are not in compliance with the bank financial covenant ratios or requirements in the future and are unable to obtain a waiver or amendment to the facility requirements, the credit facility would be in default and callable by Guaranty. In addition, due to cross-default provisions in Harken’s 7% Senior Convertible Notes (the “7% European Notes”) and the 5% Convertible Notes Due 2003 (the “Benz Convertible Notes”), substantially all of Harken’s debt obligations would become due in full if any debt is in default. The classification of Harken’s long-term debt obligations at June 30, 2003 reflects Harken’s expectations that future operating results will result in the Borrowers being in compliance with the bank financial covenant ratios and requirements in future quarters. However, expectations of future operating results and continued compliance with financial covenants cannot be assured and the actions of Harken’s lenders are not controllable by Harken. If Harken’s projections of future operating results are not achieved and Harken’s debt is placed in default, Harken would experience a material adverse impact on its financial position and results of operations.

RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected Harken’s earnings and balance sheet during the periods included in the accompanying consolidated condensed financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2003	2002	2003
	(unaudited)		(unaudited)
Operating Revenues
Domestic Exploration and Production Operations
Gas sales revenues	$3,244,000	$2,896,000	$5,711,000	$6,325,000
Gas volumes in mcf	925,000	542,000	1,900,000	1,074,000
Gas price per mcf	$3.51	$5.34	$3.00	$5.89
Oil sales revenues	$1,929,000	$1,829,000	$3,250,000	$3,933,000
Oil volumes in barrels	77,000	64,000	142,000	127,000
Oil price per barrel	$25.05	$28.58	$22.89	$30.96
Colombian Exploration and Production Operations
Oil sales revenues	$2,343,000	$1,942,000	$3,981,000	$3,787,000
Oil volumes in barrels	136,000	98,000	267,000	172,000
Oil price per barrel	$17.23	$19.82	14.91	$22.02
Other Revenues
Interest income	$31,000	$11,000	$64,000	$25,000
Other income	$164,000	$7,000	$198,000	$25,000

For the quarter ended June 30, 2003 compared with the corresponding prior period.

North American Operations

Domestic gross oil and gas revenues during the second quarter of 2003 relate to the operations in the onshore and offshore areas of the Texas and Louisiana Gulf Coast and the Western and Panhandle regions of Texas. In March 2003, another wholly owned subsidiary of Harken sold interests in oil and gas producing properties located in Louisiana for approximately $660,000.

Domestic gas revenues decreased 11% to $2,896,000 for the three months ended June 30, 2003 compared to $3,244,000 for the prior year period due to the decrease in production volumes of 41% primarily related to the sale of an oil and gas producing property in Louisiana during the first quarter of 2003, temporary weather-related production curtailments for Harken’s Louisiana Gulf Coast oil and gas producing properties, along with normal production decline. The decrease in gas revenues was mitigated by an increase in average gas prices received during the second quarter of 2003, as Harken received an overall average price of $5.34 per mcf of gas during the second quarter of 2003 compared to $3.51 per mcf received during the second quarter of 2002.

Domestic oil revenues decreased 5% to $1,829,000 during the second quarter of 2003 compared to $1,929,000 during the second quarter of 2002 primarily due to a decrease in production volumes of 17% from temporary weather-related production curtailments of Harken’s oil and gas producing properties in the Louisiana Gulf Coast area, along with normal production decline. The decrease in oil revenues was mitigated by increased oil prices, which averaged $28.58 during the second quarter of 2003 compared to $25.05 during the prior period.

Domestic oil and gas operating expenses consist of lease operating expenses and a number of production and reserve based taxes. Domestic oil and gas operating expenses increased 5% to $1,962,000 during the second quarter of 2003 compared to $1,870,000 during the prior year period due primarily to increased salt water disposal costs for certain Louisiana oil and gas properties.

In May 2003, Harken retained Petrie Parkman and Co., Inc. to evaluate its domestic oil and gas assets and to make recommendations to maximize their value. As of August 14, 2003, Harken and Petrie Parkman and Co., Inc. are still in the evaluation process in regards to the domestic oil and gas asset base.

Middle American Operations

Global’s Colombian oil revenues have decreased 17% from $2,343,000 during the second quarter of 2002 to $1,942,000 during the second quarter of 2003. During the second quarter of 2003, Global’s Colombian operating revenues consisted of production from the Bolivar, Alcaravan and Bocachico Association Contract areas. Production from the Cajaro #1 well now designated from the Alcaravan Association Contract area began in June 2003. In the second quarter of 2003, Global’s operating revenues also consisted of production from the Bocachico Contract area. Oil prices averaged $19.61 per barrel during the second quarter of 2003 compared to $17.23 per barrel during the second quarter of 2002. Global’s oil volumes declined in the second quarter of 2003 as compared to the prior year period due to production declines on Global’s Bolivar and Alcaravan Association Contract area producing wells.

On March 26, 2003, Global initiated production from the Canacabare #1 located in Global’s Alcaravan Association Contract block in the Llanos Basin of Eastern Colombia. The well was drilled in 1998 and recorded oil shows in the Carbonera “C-7” sand. Because of poor weather and terrain conditions during the remainder of 1998 and 1999 the well was not completed until 2000. In March 2003, Global completed the installation and commissioned a 26 km pipeline connecting the well to Global’s nearby Palo Blanco field.

On April 29, 2003, Global announced it had perforated and tested the Upper Mirador zone from 8,263 to 8,267 feet in its Cajaro # 1 well on Global’s Alcaravan Association Contract in Colombia. Global placed the Cajaro #1 well on production effective in June 2003. Through the discovery and successful testing of the Upper Mirador zone, Global has now established a new productive reservoir in Global’s Palo Blanco field. Global also tested the Upper Massive Ubaque formation of the Cajaro 1 well, which it found to not be commercially productive.

Middle American operating expenses have increased 10% from $523,000 during the second quarter of 2002 to $575,000 for the second quarter of 2003, primarily due to the installation of subsurface production equipment on the Canacabare #1 well along with generator repair costs from the Bocachico Contract area.

Interest and Other Income

Interest and other income decreased during the second quarter of 2003 compared to the prior year period due to a gain recognized during the second quarter of 2002 from the ineffective portion of Harken’s 2002 natural gas collar contract along with a 61% decrease in interest income in the second quarter of 2003 compared to the prior year period. Harken generated approximately $11,000 of interest income during the second quarter of 2003, compared to approximately $31,000 of interest income during the second quarter of 2002.

Other Costs and Expenses

General and administrative expenses decreased slightly during the second quarter of 2003 compared to the second quarter of 2002. Severance costs associated with personnel reductions in the second quarter of 2003 mitigated the overall decrease in general and administrative expenses as compared to the prior year period.

Depreciation and amortization expense decreased 32% during the second quarter of 2003 compared to the prior year period primarily due to decreased production volumes during the quarter. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

Interest expense and other increased during the second quarter of 2003 compared to the prior year period. During the second quarter of 2003, Harken expensed the $156,000 of debt issuance costs of the Waverley Note which was paid in full in June 2003. Also, in the second quarter 2003, Harken expensed approximately $81,000 associated with the mark to market of its natural gas contract which is not designated as a hedge under the Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In addition, interest and other expense increased compared to the prior period due to Harken recognizing approximately $91,000 of accretion expense for its asset retirement obligations related to FASB Statement No. 143, “Accounting for Asset Retirement Obligations (“SFAS 143”) which became effective January 1, 2003. The increase in Interest expense and other was mitigated due to the decrease in interest expense by 33% from approximately $751,000 for the second quarter of 2002 to approximately $504,000 for the current year period due to the overall reduction in Harken’s current and long-term debt.

Income tax benefit for the three months ended June 30, 2003, was $451,000 as compared to income tax expense of $90,000 for the prior year period due primarily to a refund confirmation, received in May 2003, for the amended 2001 Colombian income tax declaration for Global’s wholly-owned subsidiary, Harken de Colombia, Ltd.

For the six months ended June 30, 2003 compared with the corresponding prior period.

North American Operations

Domestic gas revenues increased 11% to $6,325,000 for the six months ended June 30, 2003 compared to $5,711,000 for the prior year period due to the increase in average gas prices received during the first half of 2003, as Harken received an overall average price of $5.89 per mcf of gas during the first six months of 2003 compared to $3.00 per mcf received during the first half of 2002. Mitigating this increase in gas revenues was a reduction of production volumes during the first six months of 2003 due primarily to the sale of certain Texas and Louisiana oil and gas producing properties along with temporary weather-related curtailments and production decline from certain natural gas producing properties in Louisiana.

Domestic oil revenues increased 21% to $3,933,000 during the first six months of 2003 compared to $3,250,000 during the first six months of 2002 primarily due to increased oil prices, which averaged $30.97 per barrel during the current year period compared to $22.89 per barrel during the prior year. Harken’s domestic oil production volumes decreased during the first six months of 2003 compared to the prior year period due to temporary weather-related curtailments and normal production decline at Harken’s Main Pass area in offshore Louisiana.

Domestic oil and gas operating expenses decreased 4% to $3,598,000 during the first six months of 2003 compared to $3,755,000 during the prior year period primarily due to lower production volumes. Oil and gas operating expenses also decreased, however, as a percentage of related oil and gas revenues due primarily to the increase in oil and gas prices during the first six months of 2003 compared to the prior year period. Oil and gas operating expenses increased per unit of production due primarily to additional salt water disposal costs for certain properties in Louisiana.

In May 2003, Harken retained Petrie Parkman and Co., Inc. to evaluate its domestic oil and gas assets and to make recommendations to maximize their value. As of August 14, 2003, Harken and Petrie Parkman and Co., Inc. are still in the evaluation process in regards to the domestic oil and gas asset base.

Middle American Operations

Middle American revenues during the first six months of 2003 relate to Global’s oil operations in Colombia. Global’s Colombian oil revenues decreased 5% from $3,981,000 during the first six months of 2002 to $3,787,000 during the first six months of 2003, primarily due to lower oil volumes from normal production decline from Global’s Bolivar and Alcaravan Contract areas. This decrease in volumes was offset by increased oil prices, which averaged $22.02 per barrel during the first six months this year compared to $14.91 per barrel during the first six months of 2002. During the first six months of 2003, Global’s Colombian operating revenues consisted of production from its Bolivar, Alcaravan and Bocachico Association Contract areas.

Middle American operating expenses have increased 1% from $958,000 during the first six months of 2002 to $966,000 for the first six months of 2003, due to the installation of subsurface production equipment on the Canacabare #1 well along with generator repair costs from the Bocachico Contract area.

Interest and Other Income

Interest and other income decreased 81% during the first six months of 2003 compared to the prior year period due to the gain recognized in the prior year period from the ineffective portion of Harken’s natural gas 2002 collar contract. Harken generated approximately $64,000 of interest income during the first six months of 2002, compared to approximately $25,000 of interest income during the first six months of 2003.

Other Costs and Expenses

General and administrative expenses increased 1% during the first six months of 2003 compared to the first six months of 2002, due to certain one time employee severance costs during the current year period related to staff reductions. Harken took steps to reduce personnel costs through personnel reductions and other methods during the second quarter of 2003 and continues to seek additional administrative cost reductions.

Depreciation and amortization expense decreased 37% during the first six months of 2003 compared to the prior year period primarily due to decreased production volumes during the period as a result of Harken’s sales of certain producing properties in 2002 and normal production declines. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

Interest expense and other increased 95% during the first six months of 2003 compared to the prior year period primarily due to, during the first quarter of 2003, Harken’s expensing of the remaining unamortized issuance costs of approximately $740,000 related to the issuance of warrants to purchase Global ordinary shares owned by Harken, which were issued to Lyford in consideration for the Investor Term Loan which was paid in full in March 2003. During the six months ended June 30, 2003, Harken also expensed approximately $437,000 associated with the mark to market of its natural gas contract which is not designated as a hedge under FAS No. 133. In addition, in March 2003, Harken expensed an unrealized holding loss of

$488,000 on its investment in shares of New Opportunities Investment Trust PLC, as Harken believes the decline in market value of those shares was other than temporary. During the six months ended June 30, 2003, Harken fully amortized the $281,000 of debt issuance costs of the Waverley Note which was paid in full in June 2003. The increase in Interest expense and other was mitigated due to the decrease in interest expense by 15 % from approximately $1,519,000 for the six months ended June 30, 2002 to approximately $1,291,000 for the current year period due to the overall reduction in Harken’s current and long-term debt.

Income tax benefit for the six months ended June 30, 2003, was $351,000 as compared income tax expense of $180,000 for the prior year period due primarily to a refund confirmation, received in May 2003, for the amended 2001 Colombian income tax declaration for Global’s wholly-owned subsidiary, Harken de Colombia, Ltd.

LIQUIDITY AND CAPITAL RESOURCES

Harken’s negative working capital at June 30, 2003 was approximately $3.0 million, compared to negative working capital of approximately $33.5 million at December 31, 2002. Working capital is the difference between current assets and current liabilities. Harken’s working capital was negative at June 30, 2003 primarily because of the classification as current liabilities of a total principal amount of approximately $5.7 million of the Benz Convertible Notes. As of June 30, 2003, approximately $5.7 million principal amount of the Benz Convertible Notes due in November 2003 and approximately $1.4 million principal amount of the Notes Payable due in April 2004 were classified as current liabilities. Approximately $860,000 of the Guaranty credit facility outstanding balance has also been reflected as a current liability at June 30, 2003 due to the monthly borrowing base reductions of $200,000 which began January 1, 2003 and the current outstanding letters of credit which reduce the available borrowing base.

Assisted by strong oil and gas prices during the six months ended June 30, 2003, Harken’s operations provided approximately $874,000 of cash flow during the period. Harken’s cash resources at June 30, 2003 totaled approximately $5.8 million. Global’s international capital expenditures for the six months ended June 30, 2003 totaled approximately $3.7 million. Harken’s domestic capital expenditures for the six months ended June 30, 2003 totaled approximately $1.0 million. Harken’s future exploration, development and acquisition efforts are expected to be funded through a combination of cash on hand, cash flows from operations, and cash provided by newly established financing arrangements. A majority of Harken’s future domestic and Global’s planned international capital expenditures are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Harken losing certain prospect acreage or reducing its interest in future development projects. In May 2003, Harken retained Petrie Parkman and Co., Inc. to evaluate its domestic oil and gas assets and to make recommendations to maximize their value. As of August 14, 2003, Harken and Petrie Parkman and Co., Inc. are still in the evaluation process in regards to the domestic oil and gas asset base.

Net cash from financing activities during the six months ended June 30, 2003, totaled approximately $2.5 million and consisted of approximately $3.3 million raised through the issuance of Harken’s 7% European Notes, approximately $4.4 million in net cash proceeds from the issuance of Harken common stock associated with the rights offering and standby purchase agreement, approximately $5.8 million in net cash proceeds from the issuance of Harken’s Series G3 Preferred Stock, offset by approximately $11.1 million in repayments of debt and 5% European Notes. Net cash used in investing activities during 2003 totaled approximately $3.8 million and was primarily comprised of approximately $4.7 million in capital expenditures offset by approximately $887,000 received for the sales of producing domestic oil and gas properties.

Convertible Note Commitments in 2003 and Capital Restructuring

5% European Notes—On May 26, 1998, Harken issued to qualified purchasers a total of $85 million of its 5% European Notes, which matured on May 26, 2003. Since issuance, and prior to their maturity, Harken repurchased or exchanged an aggregate of approximately $77.7 million principal amount of the 5% European Notes.

At its annual stockholders meeting held January 29, 2003, Harken received stockholder approval in connection with the issuance of Harken common stock to redeem up to $20 million of the 5% European Notes, in accordance with guidelines of the American Stock Exchange that apply to transactions involving the potential issuance below market value of at least 20% of a company’s outstanding shares. On April 25, 2003, Harken issued a notice of redemption for the 5% European Notes for shares of Harken’s common stock. The date of the redemption was May 26, 2003.

In accordance with the terms of the 5% European Notes, upon their maturity, Harken redeemed the remaining principal balance of $7,330,000 of the 5% European Notes plus accrued interest by issuing approximately 24.8 million shares of Harken common stock. The number of the redemption shares was equal to 115% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, divided by approximately $0.35 (the average market price of the common stock over the 30 calendar days immediately preceding the date of the notice of the redemption).

Benz Convertible Notes—On December 30, 1999, Harken issued $12,000,000 principal amount of its Benz Convertible Notes in exchange for certain prospects acquired from Benz Energy, Incorporated (“Benz”). The Benz Convertible Notes originally were to mature on May 26, 2003. In March 2000, the maturity date of certain of the Benz Convertible Notes was extended to November 26, 2003. Since issuance and as of August 14, 2003, Harken has repurchased or redeemed an aggregate of approximately $6.3 million principal amount of the Benz Convertible Notes for cash and/or Harken common stock, of which approximately $5.2 million was repurchased in 2002. As of August 14, 2003, the outstanding principal balance of Benz Convertible Notes was approximately $5.7 million and has a maturity date of November 26, 2003.

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

Waverley Note—On March 18, 2003, Harken issued to Waverley Investments Limited (“Waverley”) a promissory note in the principal amount of $1,705,000 (the “Waverley Note”), with a maturity date of September 1, 2003. The Waverley Note would only bear interest during any period of default. The Waverley Note could be redeemed for cash at Harken’s option, at par, in whole or in part, upon not less than 30 days notice to the holders. In June 2003, Harken redeemed the entire $1,705,000 principal amount of the Waverley

Note for cash, the difference between the carrying value of the Waverley Note and the principal amount was fully accreted to Interest and Other Expense in the six months ended June 30, 2003.

Capital Restructuring—In 2003, Harken’s most significant capital commitment is satisfying its remaining obligations under the Benz Convertible Notes, which mature in November 2003.

Currently, Harken does not have sufficient funds to pay the Benz Convertible Notes in cash upon maturity. Harken’s management plans to continue to actively pursue negotiated transactions to repurchase and/or restructure the Benz Convertible Notes. It is not assured, however, that the entire principal balance of the Benz Convertible Notes will be restructured or repurchased for cash and/or other securities or property prior to maturity. Consequently, Harken presently intends to satisfy its remaining obligations under the Benz Convertible Notes by redeeming them in exchange for Harken common stock. Although there can be no assurances, Harken believes that it will be able to redeem the remaining principal balance of the Benz Convertible Notes upon maturity for Harken common stock without requiring stockholder approval of additional authorized shares. However, depending on Harken’s success in repurchasing or restructuring the Benz Convertible Notes and the future market price of its common stock, Harken may not have a sufficient number of authorized but unissued shares of Harken common stock to redeem the remaining Benz Convertible Notes for common stock. At the present market price of Harken common stock, Harken has a sufficient number of authorized shares to allow Harken to redeem the Benz Convertible Notes for common stock. However, if the market price of Harken common stock declines significantly, then depending on the amount of the Benz Convertible Notes outstanding, Harken may be required to seek stockholder approval of an increase in authorized shares before Harken could redeem the remaining Benz Convertible Notes.

Other Capital Commitments

North American Commitments—In May 2003, Harken retained Petrie Parkman and Co., Inc. to evaluate its domestic oil and gas assets and to make recommendations to maximize their value. As of August 14, 2003, Harken and Petrie Parkman and Co., Inc. are still in the evaluation process in regards to the domestic oil and gas asset base. Accordingly, Harken’s North American capital expenditure plans have been reduced compared to historical levels. Harken anticipates its remaining North American capital expenditures during 2003 could total up to approximately $3.0 million, however, Harken’s planned North American capital expenditures for 2003 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Harken losing certain prospect acreage or reducing its interest in future development projects.

Middle American Commitments—For the six months ended June 30, 2003, Global’s international capital expenditures have totaled approximately $3.7 million. Approximately $3.0 million of these capital expenditures resulted from commitments under the terms of certain of the Association Contracts entered into between Global’s subsidiary Harken de Colombia, Ltd. and Ecopetrol, (which was satisfied with the drilling of the Cajaro #1 well in Colombia), as well as scheduled capital expenditure commitments related to its TEA Agreements in Peru and Panama. These contracts required Global to perform certain activities in Colombia in accordance with a prescribed timetable. Failure by Global to perform these activities as required could result in Global losing its rights under the particular contract, which could have a material adverse effect on Harken’s business. As of August 14, 2003, Global was in compliance with the requirements of each of the Association Contracts and TEA Agreements. In light of the political and judicial developments in Costa Rica discussed above, Global is projecting no capital expenditure plans during 2003 with regard to the Costa Rica Contract. Global’s planned remaining international capital expenditures for 2003 also include approximately $1.0 million of discretionary expenditures. These discretionary expenditures will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Global losing certain prospect acreage or reducing its interest in future development projects.

7% European Notes—As of August 14, 2003, Harken has outstanding a total of approximately $15.8 million principal amount of its 7% European Notes, which mature on March 31, 2007. Harken issued the 7% European Notes in the following transactions during the six months ended June 30, 2003:

•	On January 28, 2003, Harken issued a total of $1,420,000 principal amount of 7% European Notes due 2007 in exchange for $1,420,000 principal amount of 5% European Notes.

•	On February 13, 2003, Harken issued a total of $1,600,000 principal amount of 7% European Notes due 2006 to certain investors in exchange for $2,000,000 principal amount of the 5% European Notes. In June 2003, after receiving notice from the noteholders, Harken converted the entire $1,600,000 principal amount, plus accrued interest, of the 7% European Notes due 2006, into approximately 4.1 million shares of Harken common stock, based on the conversion price of $0.40 per share in accordance with the terms of the 7% European Notes due 2006.

•	On March 18, 2003, Harken issued $3,410,000 principal amount of 7% European Notes due 2007 and the Waverley Note to Waverley in exchange for 17,050 shares of Harken’s Series G-1 convertible preferred stock owned by an affiliate of Waverley, and $3,410,000 in cash. In June 2003, Harken redeemed the entire $1,705,000 principal amount of the Waverley Note for cash.

•	In May 2003, Harken issued $720,000 principal amount of 7% European Notes in exchange for $720,000 principal amount of the 5% European Notes.

•	In July 2003, after receiving notice from certain noteholders, Harken converted $1,200,000 principal amount, plus accrued interest, of the 7% European Notes due 2007 into approximately 3.3 million shares of Harken common stock based on the conversion price of $0.36 per share in accordance with the terms of the note agreement.

The 7% European Notes due 2007 mature on March 31, 2007. Interest incurred on the 7% European Notes due 2007 is payable semi-annually in March and September of each year to maturity or until these 7% European Notes are redeemed, converted or purchased by Harken prior to their maturity. Upon the registration of the underlying Harken common stock issuable upon conversion, the 7% European Notes due 2007 are convertible into shares of Harken common stock at an initial conversion price of $0.50 per share, subject to adjustment in certain circumstances (the “2007 7% European Note Conversion Price”). Following the February 2003 announcement of the terms of the rights offering, the 2007 7% European Note Conversion Price was adjusted to $0.36 per share, effective January 31, 2003, for all 7% European Notes due 2007 outstanding on that date. The 7% European Notes due 2007 issued subsequent to February 2003 have a conversion price of $0.50 per share. The 7% European Notes due 2007 are also convertible by Harken into shares of Harken common stock if, for any period of 30 consecutive days commencing upon registration of the underlying conversion shares, the average of the closing prices of Harken common stock for each trading day during such 30-day period shall have equaled or exceeded 125% of the 2007 7% European Note Conversion Price.

The 7% European Notes due 2007 may be redeemed at Harken’s option, at any time and from time to time, in whole or in part, for cash equal to the outstanding principal and accrued interest to the date of redemption, upon not less than 30 days notice to the noteholders. In addition, beginning March 31, 2006, Harken may redeem up to 50% of the then outstanding 7% European Notes due 2007 for shares of Harken common stock, and at maturity, on March 31, 2007, Harken may similarly redeem all remaining outstanding 7% European Notes due 2007 for shares of Harken common stock, in each case upon not less than 30 days notice to the noteholders. If Harken elects to redeem the 7% European Notes due 2007 for shares of its common stock, each note will be redeemed for a number of shares of Harken common stock equal to 110% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest thereon to the date of redemption, divided by the average market price of the stock over the 120 business days immediately preceding the date of the notice of redemption.

10% Notes Payable—In May 2003, Harken issued to certain holders of Harken’s 5% European Notes the 10% Notes Payable (“Notes Payable”) in the principal amount of $1,390,500 along with the payment of approximately $1,080,000 in cash in exchange for $3,090,000 principal amount of Harken’s 5% European Notes. The Notes Payable mature on April 30, 2004 and are unsecured. Interest incurred on the Notes Payable is payable semi-annually in October 2003 and April 2004. The principal amount of the Notes Payable is payable in two installments. The first installment in the principal amount of $772,500 together with accrued interest shall be payable on or before October 31, 2003. A second and final installment of principal in the amount of $618,000 together with accrued interest shall be payable no later than April 30, 2004. At June 30, 2003, Harken has $1,390,500 outstanding pursuant to the Notes Payable.

Senior Secured Notes—In May 2003, Harken issued $2,020,000 principal amount of Increasing Rate Senior Secured Notes Due 2008 (“Senior Secured Notes”) in exchange for $2,020,000 principal amount of 5% European Notes. The Senior Secured Notes mature on May 26, 2008 and rank senior to the 7% European Notes due 2007. Interest incurred on the Senior Secured Notes is payable quarterly beginning January 2004 until maturity. Interest is calculated on a increasing rate basis. The Senior Secured Notes earn interest at 10.25% until May 26, 2004. Interest is then earned at 12.25% from May 2004 to May 2005, 14% interest from May 2005 to May 2006, 16% interest from May 2006 to May 2007, and 17.5% interest from May 2007 to May 2008. Interest incurred on the Senior Secured Notes may, at Harken’s option, be paid in cash or, upon not less than 30 days notice to the noteholder, by the issuance of freely tradable shares of Harken common stock equal to 125% of the accrued and unpaid interest thereon to the interest payment date, divided by the average market price of the stock over the 30 calendar days immediately preceding the date that is 15 days prior to the interest payment date.

The principal balance of the Senior Secured Notes may be redeemed at Harken’s option for cash equal to the outstanding principal. Prior to maturity, the principal balance in its entirety, plus accrued and unpaid interest, of the Senior Secured Notes may be prepaid, upon not less than 30 days notice to the noteholders, at a discount with a combination of cash and freely tradable shares of Harken common stock, as defined in the Senior Secured Note agreement. In addition, upon maturity, Harken may also, upon not less than 30 days notice to the shareholders, similarly redeem the remaining outstanding Senior Secured Notes for cash for an amount equal to 75% of the principal amount and by the issuance of freely tradable shares of Harken common stock equal to 125% of 25% of the principal amount, divided by the average market price of the stock over the 30 calendar days immediately preceding the date that is 15 days prior to the maturity date.

Guaranty Bank Facility—On December 6, 2002, certain of Harken’s domestic subsidiaries (the “Borrowers”) and Harken entered into a three-year loan facility with Guaranty Bank FSB (“Guaranty”), which is secured by substantially all of Harken’s domestic oil and gas properties and a guarantee from Harken. The initial proceeds advanced under the Guaranty credit facility were used to repay in full the outstanding principal and interest owed under the credit facility with Bank One, N.A. previously held by Harken and certain of its domestic subsidiaries. The Guaranty credit facility provides borrowings limited by a borrowing base (as defined by the Guaranty credit facility) which was $7,100,000 and $5,910,000, as of December 31, 2002 and

June 30, 2003 respectively. Such borrowing base, which is net of outstanding letters of credit, is redetermined by Guaranty on May 1 and November 1 of each year in accordance with the credit facility agreement. If, based on any future redetermination, the borrowing base is reduced by Guaranty, then the Borrowers would be required to repay any amount by which the outstanding balance of the credit facility exceeds the borrowing base or provide additional collateral satisfactory to Guaranty within 30 days following notice by Guaranty of such determination. The borrowing base is being reduced by $200,000 per month. In July 2003, Harken was able to release certain outstanding letters of credit of approximately $640,000 which were reducing the borrowing base. Due to the scheduled monthly borrowing base reductions and the current outstanding letters of credit, Harken has reflected $860,000 of the credit facility amount as a current liability at June 30, 2003. Since January 1, 2003 and as of August 14, 2003, Harken has paid down the balance of the credit facility by approximately $976,000. At December 31, 2002 and June 30, 2003, Harken has $5,986,000 and $5,210,000, respectively, outstanding pursuant to the credit facility. Guaranty’s commitments under the credit facility terminate on December 6, 2005.

Harken’s bank credit facility with Guaranty prohibits cash dividends, loans, advances and similar payments to be made to Harken by the Borrowers. Therefore, the Borrowers are not able to provide Harken with funds to be used for the repayment of Harken’s debt or for other uses, unless the Borrowers obtain Guaranty’s consent. The Guaranty credit facility also requires the Borrowers to maintain certain financial covenant ratios and requirements, as calculated on a quarterly basis. Harken and the Borrowers were in compliance with all requirements under the Guaranty credit facility as of June 30, 2003. If the Borrowers are not in compliance with their bank financial covenant ratios or requirements in the future and are unable to obtain a waiver or amendment to the credit facility requirements, the credit facility would be in default and callable by Guaranty. In addition, due to cross-default provisions in Harken’s 7% European Notes and the Benz Convertible Notes, substantially all of Harken’s debt obligations would become due in full if any debt is in default. Expectations of continued compliance with financial covenants cannot be assured and Guaranty’s actions are not controllable by Harken. If Harken’s projections of future operating results are not achieved and its debt is placed in default, Harken would experience a material adverse impact on its financial position and results of operations.

Operational Contingencies—Harken’s operations are subject to stringent and complex environmental laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations are subject to changes that may result in more restrictive or costly operations. Failure to comply with applicable environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties or injunctive relief. Global’s international oil and gas exploration and production operations, including well drilling and seismic activities, require specific governmental environmental licenses and permits, the acquisition of which in the past have been subject to extensive delays. Global may continue to experience similar delays in the future. Failure to obtain these licenses and permits in a timely manner may prevent or delay Harken’s and Global’s operational plans.

Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management’s opinion, will not result in a material adverse effect upon Harken’s financial condition or operations taken as a whole.

Consolidated Contractual Obligations—The following table presents a summary of Harken’s contractual obligations and commercial commitments as of August 14, 2003. Harken has no off-balance sheet obligations other than in the table set forth below.

	Payments Due by Period
Contractual Obligations	2003	2004	2005	2006-2007	Thereafter	Total
Bank Credit Facility(1)	$200,000	$2,060,000	$2,950,000	$—	$—	$5,210,000
Operating Leases(2)	245,000	681,000	681,000	568,000	—	2,175,000
Middle American Commitments(3)	150,000	—	—	—	—	150,000
North American Commitments(4)	—	—	—	—	—	—
Convertible Notes Payable(5)	5,669,000	—	—	15,832,000	—	21,501,000
Notes Payable	773,000	618,000	—	—	—	1,391,000
Senior Secured Notes	—	—	—	—	2,020,000	2,020,000

Total Contractual Cash Obligations	$7,037,000	$3,359,000	$3,631,000	$16,400,000	$2,020,000	$32,447,000

(1)	Amounts shown do not reflect impact of November 2003 borrowing base redetermination. The amount of $200,000 in 2003 reflects a discretionary paydown of the credit facility made in July 2003.
(2)	Amount net of sublease arrangements in effect at June 30, 2003.
(3)	Represents certain geological and geophysical work requirements under Global’s Bolivar Association Contract. The amount of Global’s future international capital expenditures for 2003 set forth in the above table does not include discretionary expenditures. These discretionary expenditures will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Global losing certain prospect acreage or reducing its interest in future development projects.
(4)	Harken’s remaining North American capital expenditures could total $3.0 million. However, these capital expenditures are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Harken losing certain prospect acreage or reducing its interest in future development projects.
(5)	Represents the outstanding principal amounts owing under the Benz Convertible Notes and the 7% European Notes as of August 14, 2003. These obligations are payable or redeemable for cash or with shares of Harken common stock.

In addition to the above commitments, during 2003 and afterward, government authorities under Harken’s Louisiana state leases and operators under Harken’s other North American operations may also request Harken to participate in the cost of drilling additional exploratory and development wells. Harken may fund these future domestic expenditures at its discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on many factors outside of Harken’s control, such as the timing of the request, the depth of the wells and the location of the property. Harken’s discretionary capital expenditures for 2003 will be curtailed if Harken does not have sufficient funds available. If Harken does not have sufficient funds or otherwise chooses not to participate, it may experience a delay of future cash flows from proved undeveloped oil and gas reserves. Such expenditure curtailments could also result in Harken losing certain prospect acreage or reducing its interest in future development projects.

Capital Sources—Rights Offering

Rights Offering—In February 2003, Harken distributed to holders of its common stock, Series G1 preferred stock and Series G2 preferred stock, at no charge, nontransferable subscription rights to purchase shares of its common stock. Such holders received one subscription right for each share of common stock they owned (or in the case of the Series G1 preferred stock and Series G2 preferred stock, one subscription right for each share of common stock issuable upon conversion) at the close of business on January 30, 2003. Harken distributed 32,154,867 subscription rights exercisable for up to 72,885,437 shares of common stock.

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

As a result of the standby commitment, Lyford purchased 59,716,227 shares of common stock from Harken for an aggregate purchase price of approximately $8,193,000. Lyford paid approximately $3,185,000, net of the $5,000,000 outstanding under the Lyford 10% Term Loan, plus accrued interest, in cash to Harken at the closing of the standby commitment. As a result, no amounts remain outstanding under the 10% Term Loan. After giving effect to the consummation of Harken’s rights offering and Lyford’s standby commitment, Lyford became the holder of approximately 62% of Harken’s outstanding common stock. Therefore, these transactions resulted in a change of control of Harken. Lyford’s ownership has been subsequently reduced in the aggregate due to the conversions of the 5% European Notes, the 7% European Notes due 2006, certain 7% European Notes due 2007, and certain Series G1 and G2 Preferred shares into shares of Harken common stock. Lyford may have the voting power to control the election of Harken’s board of directors and the approval of other matters presented for consideration by the stockholders, which could include mergers, acquisitions, amendments to Harken’s charter and various corporate governance actions. In April 2003, Lyford purchased $1,980,000 principal amount of Harken’s 5% European Notes in a privately negotiated transaction with the holders of such notes. Pursuant to Harken’s conversion of the 5% European Notes for shares of Harken common stock, Lyford received approximately 6.7 million shares of Harken common stock for redemption of the 5% European Notes it held.

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

Lyford has advised Harken that it does not currently intend to resell any shares of common stock, including any shares acquired in the rights offering, but rather intends to retain such shares for investment purposes. Lyford has advised Harken, however, that any determination to retain its interest in Harken will be subject to the continuing evaluation by Lyford of pertinent factors related to its investment in Harken. Depending upon the continuing assessment of these factors from time to time, Lyford may change its present intentions and may determine to acquire additional shares of common stock (by means of open market or privately negotiated purchases or otherwise) or to dispose of some or all of the shares of common stock or warrants held by Lyford and its partners. Alan G. Quasha, a Lyford representative, was elected as the new Chairman of Harken’s board of directors effective March 31, 2003. Mr. Quasha filled the vacancy created by the resignation, effective March 31, 2003 of Stephen C. Voss as a director and he will serve the unexpired term of Mr. Voss. Mr. Quasha replaced Mikel D. Faulkner as Chairman, with Mr. Faulkner continuing as Chief Executive Officer and as a director of Harken.

Capital Sources—Other Offerings

On March 18, 2003, Harken issued $3,410,000 in principal amount of the 7% European Notes due 2007 and $1,705,000 in principal amount of the Waverley Note in exchange for 17,050 shares of Harken’s Series G-1 convertible preferred stock owned by Perry Limited, an affiliate of Waverley, and $3,410,000 in cash.

In May 2003, Harken issued 90,000 shares of the Series G3 Preferred Stock in exchange for approximately 30,000 shares of its outstanding Series G1 Preferred Stock, with a liquidation value of $100 per share, and $6,000,000 in cash.

In addition to the above sources, Harken has raised and may continue to raise capital through the issuance of debt, equity and convertible debt instruments, or through the exchange of existing instruments through transactions that could provide Harken with additional capital.

Other Capital Sources

During 2002, Harken sold certain domestic producing property and mineral interests for approximately $2,574,000. Global sold some oil storage tanks in the fourth quarter of 2002 for approximately $259,000. During the first quarter of 2003, Harken sold certain domestic producing property interest for approximately $660,000. During the second quarter of 2003, Harken received approximately $239,000 as a purchase price adjustment, as defined in the Purchase and Sale Agreement, for a certain 2002 sale of interests in oil and gas producing properties located in Texas. These proceeds were allocated to the domestic full cost pool.

During the first six months ended June 30, 2003, Harken’s oil and gas revenues have been strengthened by commodity prices which have averaged higher than those received during the prior year period. Harken’s domestic operating cash flows are particularly dependent on the commodity prices, which Harken is unable to predict.

Global’s operating cash flows continue to be provided by ongoing production from its Alcaravan, Bolivar and Bocachico Contract areas in Colombia.

Adequacy of Capital Sources

Benz Convertible Notes—Currently, Harken does not have sufficient funds to pay the Benz Convertible Notes in cash upon maturity. As described below Harken’s management plans to continue to actively pursue negotiated transactions to repurchase and/or restructure the Benz Convertible Notes. It is not assured, however, that the entire principal balance of the Benz Convertible Notes will be restructured or repurchased for cash and/or other securities or property prior to maturity. Consequently, Harken presently intends to satisfy its remaining obligations under the Benz Convertible Notes by redeeming them in exchange for Harken common stock. Although there can be no assurances, Harken believes that it will repurchase and restructure a sufficient amount of the Benz Convertible Notes to enable Harken to redeem the remaining principal balance of the Benz Convertible Notes upon maturity for Harken common stock without requiring stockholder approval of additional authorized shares. However, depending on Harken’s success in repurchasing or restructuring the Benz Convertible Notes and the future market price of its common stock, Harken may not have a sufficient number of authorized but unissued shares of Harken common stock to redeem the remaining Benz Convertible Notes for common stock.

As of August 14, 2003, the outstanding principal balance of the Benz Convertible Notes and the Notes Payable was approximately $5.7 million and $1.3 million, respectively. Harken has, and plans to continue to pursue negotiated transactions to restructure or repurchase the Benz Convertible Notes that mature in November 2003. During 2002, Harken repurchased or exchanged an aggregate of approximately $5.2 million principal amount of the Benz Convertible Notes. Harken has not repurchased any of the Benz Convertible Notes during the six months ended June 30, 2003.

Additionally, Harken intends to repay the Notes Payable in cash prior to or upon maturity of the Notes Payable. To the extent the Benz Convertible Notes remain outstanding at maturity, however, Harken plans to redeem them for Harken common stock.

The exact number of shares to be issued in connection with the redemption of the Benz Convertible Notes will depend upon the amount of the notes to be redeemed for common stock and the average market price of Harken common stock at the time of the redemptions. Depending on the price of Harken common stock and the success of Harken’s efforts to reduce the principal amount of the Benz Convertible Notes, the redemption of the Benz Convertible Notes may result in an issuance of shares that is in excess of the amount of shares currently authorized for issuance. At the current market price of Harken common stock, Harken has a sufficient number of authorized shares to allow Harken to redeem the Benz Convertible Notes for common stock. However, if the market price of Harken common stock declines significantly, then depending on the amount of the Benz Convertible Notes outstanding, Harken may be required to seek stockholder approval of an increase in authorized shares before Harken could redeem the remaining Benz Convertible Notes. There can be no assurances that Harken will obtain such stockholder approval prior to the respective maturity dates of the Benz Convertible Notes. In such an event, Harken would have to otherwise restructure the then-outstanding Benz Convertible Notes or pay cash at maturity. Harken can make no assurances that, in such an event, it would be successful in restructuring its obligations under the then-outstanding notes. Harken currently does not have sufficient funds to pay such notes in cash upon maturity. If Harken’s efforts to convert a substantial amount of the Benz Convertible Notes into common stock is unsuccessful or if Harken is unable to otherwise restructure or repurchase these notes, Harken would experience a material adverse impact on its financial position and results of operations.

Restrictions under Guaranty Facility—Currently, Harken does not have sufficient funds to pay the Benz Convertible Notes in cash upon maturity. Harken’s bank credit facility with Guaranty prohibits cash dividends, loans, advances and similar payments to be made to Harken by the Borrowers. Therefore, the Borrowers will not be able to provide Harken with funds to be used for the repayment of the Benz Convertible Notes or other debt obligations or for other uses, unless the Borrowers obtain Guaranty’s consent.

Capital Expenditures—Considering its existing cash resources and the potential additional capital sources described above, assuming Harken is successful in restructuring or redeeming the Benz Convertible Notes for Harken common stock, Harken believes that it will have sufficient cash resources to fund all of its remaining capital expenditures during 2003. In May 2003, Harken retained Petrie Parkman and Co., Inc. to evaluate its domestic oil and gas assets and to make recommendations to maximize their value. As of August 14, 2003, Harken and Petrie Parkman and Co., Inc. are still in the evaluation process in regards to the domestic oil and gas asset base. Harken’s future exploration, development and acquisition efforts are expected to be funded through a combination of cash on hand, cash flows from operations, issuances or exchanges of debt or equity securities, and cash provided by newly established financing arrangements. Harken may not be able to generate sufficient cash from operations to fund its ongoing exploration and development efforts and fulfill its other capital commitments. Harken and Global may fund their future domestic expenditures and certain international expenditures at their discretion. Therefore, if Harken or Global do not have sufficient funds available it will curtail its discretionary capital expenditures for 2003. Such expenditure curtailments could result in Harken losing certain prospect acreage or reducing its interest in future development projects.

Cross Defaults—If the Borrowers are not in compliance with their bank financial covenant ratios or requirements under the Guaranty credit facility in the future and are unable to obtain a waiver or amendment to the facility requirements, the credit facility would be in default and callable by Guaranty. Due to cross-default provisions in Harken’s 7% European Notes, Benz Convertible Notes, and the Guaranty credit facility, any default under Harken’s debt agreements would result in substantially all of Harken’s debt obligations becoming due in full. Harken does not have sufficient funds to pay its debt obligations in cash and there is no assurance it will obtain such funds if such debt became due, which would result in a material adverse effect on Harken’s financial position and results of operations.

Other—Harken intends to continue to seek to raise equity or debt financing through the issuance of debt, equity and convertible debt instruments, or through the exchange of existing instruments through transactions that provide Harken with additional capital to fund the capital commitments described above. Such transactions may be affected, however, by the market value of Harken common stock. If the price of Harken common stock remains low or declines, Harken’s ability to utilize its stock either directly or indirectly through convertible instruments for raising capital could be negatively affected. Any delisting of Harken’s common stock would also adversely affect Harken’s ability to raise capital in the future by issuing common stock or securities convertible into common stock. Further, raising additional funds by issuing common stock or other types of equity securities would further dilute Harken’s existing stockholders, which dilution could be substantial if the price of Harken common stock remains low or decreases. No assurance can be given that Harken will be able to obtain additional financing on favorable terms, if at all, to meet its operational and capital commitments described above.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Harken’s principal executive officer and its principal financial officer, based on their evaluation of Harken’s disclosure controls and procedures (as defined in Rules 13a -14 (c) of the Securities Exchange Act of 1934) as of June 30, 2003, have concluded that as of such date, Harken’s disclosure controls and procedures are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

(b) Changes in Internal Control Over Financial Reporting

During the period covered by this report, there have been no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

6a) EXHIBIT INDEX

Exhibit

3.1	Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.1 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.2	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.2 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.3	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.3 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.4	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.4 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.5	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.5 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.6	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.6 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.7	Amended and Restated Bylaws of Harken Energy Corporation (filed as Exhibit 3.7 to Harken’s Annual Report on Form 10-K for fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

4.1	Form of certificate representing shares of Harken common stock, par value $.01 per share (filed as Exhibit 1 to Harken’s Registration Statement on Form 8-A, File No. 1-10262, filed with the SEC on June 1, 1989 and incorporated by reference herein).

4.2	Rights Agreement, dated as of April 6, 1998, by and between Harken Energy Corporation and ChaseMellon Shareholder Services L.L.C., as Rights Agent (filed as Exhibit 4 to Harken’s Current Report on Form 8-K dated April 7, 1998, file No. 1-10262, and incorporated by reference herein).

4.3	Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company (successor to Mellon Investor Services LLC, (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated June 18, 2002

(filed as Exhibit 4.11 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

4.4	Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company (successor to Mellon Investor Services LLC, (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated August 27, 2002 (filed as Exhibit 4.12 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

4.5	Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company, successor to Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated August 27, 2002. (Filed as Exhibit 4.1 to Harken’s Current Report on Form 8-K dated April 25, 2003, File No. 1-10262, and incorporated by reference herein).

4.6	Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company, successor to Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated March 11, 2003. (Filed as Exhibit 4.2 to Harken’s Current Report on Form 8-K dated April 25, 2003, File No. 1-10262, and incorporated by reference herein).

4.7	Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company, successor to Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated March 25, 2003, (filed as Exhibit 4.3 to Harken’s Current Report on Form 8-K dated April 25, 2003, File No. 1-10262, and incorporated by reference herein).

4.8	Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company, successor to Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated April 21, 2003, filed as Exhibit 4.4 to Harken’s Current Report on Form 8-K dated April 25, 2003, File No. 1-10262, and incorporated by reference herein).

4.9	Certificate of Designations of Series E Junior Participating Preferred Stock (filed as Exhibit A to Exhibit 4 to Harken’s Current Report on Form 8-K dated April 7, 1998, file No. 1-10262, and incorporated by reference herein).

4.10	Certificate of Increase of Series E Junior Participating Preferred Stock of Harken Energy Corporation (filed as Exhibit 4.6 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

4.11	Certificate of Designations of Series G1 Convertible Preferred Stock (filed as Exhibit 3.7 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

4.12	Certificate of Increase of Series G1 Convertible Preferred Stock of Harken Energy Corporation (filed as Exhibit 3.8 to Harken’s Current Report on Form 8-K dated February 13,

2003, File No. 1-10262, and incorporated by reference herein).

4.13	Certificate of Designations of Series G2 Convertible Preferred Stock (filed as Exhibit 4.10 to Harken’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2001, File No. 1-10262, and incorporated by reference herein).

10.1	Seventh Amendment and Restatement of Harken’s Amended Stock Option Plan (filed as Exhibit 10.1 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-10262, and incorporated by reference herein).

10.2	Amended and Restated Non-Qualified Incentive Stock Option Plan of Harken adopted by Harken’s stockholders on February 18, 1991 (filed as Exhibit 10.2 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-10262, and incorporated by reference herein).

10.3	Form of Advancement Agreement dated September 13, 1990, between Harken and each director of Harken (filed as Exhibit 10.38 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-10262, and incorporated by reference herein).

10.4	Harken Energy Corporation’s 1993 Stock Option and Restricted Stock Plan (filed as Exhibit 4.3 to Harken’s Registration Statement on Form S-8, filed with the SEC on September 23, 1993, and incorporated by reference herein).

10.5	First Amendment to Harken Energy Corporation’s 1993 Stock Option and Restricted Stock Plan (filed as an Exhibit 4.4 to Harken’s Registration Statement on S-8, filed with the SEC on July 22, 1996 and incorporated by reference herein).

10.6	Harken Energy Corporation’s Directors Stock Option Plan (filed as Exhibit 4.3 to Harken’s Registration Statement on Form S-8, and incorporated herein by reference).

10.7	Association Contract (Bolivar) by and between Harken de Colombia, Ltd. and Empresa Colombia de Petroleos (filed as Exhibit 10.4 to Harken’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, and incorporated herein by reference).

10.8	Harken Energy Corporation 1996 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 10.1 to Harken’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, and incorporated herein by reference).

10.9	Amendment No. 1 to Harken Energy Corporation 1996 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.5 to Harken’s Registration Statement on Form S-8, filed with the SEC on August 19, 1997 and incorporated by reference herein).

10.10	Amendment No. 2 to Harken Energy Corporation 1996 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.6 to Harken’s Registration Statement on Form S-8, filed with the SEC on August 19, 1997 and incorporated by reference herein).

10.11	Association Contract (Alcaravan) dated as of December 13, 1992, but effective as of February 13, 1993, by and between Empresa Colombia de Petroleos (filed as Exhibit 10.1 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-10262, and incorporated herein by reference).

10.12	Association Contract (Bocachico) dated as of January 1994, but effective as of April 1994, by and between Harken de Colombia, Ltd. and Empresa Colombia de Petroleos (filed as Exhibit 10.1 to Harken’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994, File No. 1-10262, and incorporated herein by reference

10.13	Trust Indenture dated May 26, 1998, by and between Harken and Marine Midland Bank plc (filed as Exhibit 10.1 to Harken’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, File No. 1-10262, and incorporated herein by reference).

10.14

Harken Energy Corporation 5% Convertible Notes Due 2003 in the principal sum of $6,803,679.26, dated December 30, 1999 (filed as Exhibit 10.21 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, File No.

1-10262, and incorporated by reference herein).

10.15	Credit Agreement, dated December 6, 2002, by and between Harken Exploration Company, XPLOR Energy, Inc., Harken Energy West Texas, Inc., South Coast Exploration Co., XPLOR Energy SPV-1, Inc., Harken Gulf Exploration Company and Guaranty Bank, FSB (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K dated December 6, 2002, File No. 1-10262, and incorporated by reference herein).

10.16	Guaranty Agreement, dated December 6, 2002, by and between Harken Energy Corporation and Guaranty Bank, FSB (filed as Exhibit 10.2 to Harken’s Current Report on Form 8-K dated December 6, 2002, File No. 1-10262, and incorporated by reference herein).

10.17	Association Contract (Cajaro) dated as of December 2001, but effective as of February 2002, by and between Harken de Colombia, Ltd. and Empresa Colombia de Petroleos (filed as Exhibit 10.14 to Harken’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2001, File No. 1-10262, and incorporated by reference herein).

10.18	Purchase and Sale Agreement dated January 31, 2002 between Republic Resources, Inc. and Harken Energy Corporation (filed as Exhibit 10.15 to Harken’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2001, File No. 1-10262, and incorporated by reference herein).

10.19	Standby Purchase Agreement between Harken Energy Corporation and Lyford Investments Enterprises Ltd. dated September 6, 2002 (filed as Exhibit 99.9 to Harken’s Registration Statement on Form S-3, filed with SEC on September 13, 2002, File No. 333-99579, and incorporated by reference herein).

10.20	Amendment No. 1 to Standby Purchase Agreement of September 6, 2002 between Harken Energy Corporation and Lyford Investments Enterprises Ltd., dated November 22, 2002 (filed as Exhibit 99.10 to Harken’s Amendment No. 1 to Registration Statement on Form S-3, filed with the SEC on December 24, 2002 , File No. 333-99579, and incorporated by reference herein).

10.21	Loan Agreement dated July 15, 2002 between Harken Energy Corporation and Lyford Investments Enterprises Ltd. (filed as Exhibit 10.18 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.22	First Amendment to Loan Agreement between Harken Energy Corporation and Lyford Investments Enterprises Ltd., dated August 29, 2002 (filed as Exhibit 10.2 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.23	Harken Energy Corporation 7% Senior Convertible Notes Due 2007 in the principal sum of $2,025,000, dated June 18, 2002 (filed as Exhibit 10.19 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.24	Harken Energy Corporation 7% Senior Convertible Notes Due 2007 in the principal sum of $2,025,000, dated June 19, 2002 (filed as Exhibit 10.20 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.25	Harken Energy Corporation 7% Senior Convertible Notes Due 2007, Series A, in the principal sum of $2,210,000, dated August 13, 2002 (filed as Exhibit 10.3 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.26	Harken Energy Corporation 7% Senior Convertible Notes Due 2007, Series B, in the principal sum of $1,152,000, dated August 30, 2002 (filed as Exhibit 10.4 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.27	Harken Energy Corporation 7% Senior Convertible Notes Due 2007, Series C, in the principal sum of $2,000,000, dated October 9, 2002 (filed as Exhibit 10.5 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.28	Harken Energy Corporation 7% Senior Convertible Notes Due 2007, Series D, in the principal sum of $2,070,000, dated October 30, 2002 (filed as Exhibit 10.6 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.29	Option Agreement between Harken Energy Corporation, The Liverpool Limited Partnership and Elliot International LP, dated February 13, 2003 (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

10.30	7% Senior Convertible Note due 2006, Series A by Harken Energy Corporation payable to The Liverpool Limited Partnership in the principal amount of $720,000.00, dated February 13, 2003

(filed as Exhibit 10.2 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

10.31	7% Senior Convertible Note due 2006, Series A by Harken Energy Corporation payable to Elliot International LP in the principal amount of $880,000.00, dated February 13, 2003 (filed as Exhibit 10.3 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

10.32	7% Senior Convertible Note due 2007, Series E by Harken Energy Corporation payable to the Bank of New York Depository in the principal amount of $1,420,000.00, dated January 28, 2003 (filed as Exhibit 10.4 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

10.33	7% Senior Convertible Note due 2007, Series G by Harken Energy Corporation payable to Waverley Investments Limited in the principal amount of $3,410,000, dated March 18, 2003 (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K dated March 18, 2003, File No. 1-10262, and incorporated by reference herein).

10.34	Promissory note by Harken Energy Corporation payable to Waverley Investments Limited in the principal amount of $1,705,000, dated March 18, 2003 (filed as Exhibit 10.2 to Harken’s Current Report on Form 8-K dated March 18, 2003, File No. 1-10262, and incorporated by reference herein).

10.35	Option Agreement between Harken Energy Corporation and HBK Master Fund L.P. dated March 18, 2003 (filed as Exhibit 10-35 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-10262, and incorporated herein by reference).

10.36	Executive Service Agreement by and between Harken Energy Corporation and A. Wayne Hennecke (filed as Exhibit 10.7 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.37	Severance Agreement dated June, 2002 by and between Harken Energy Corporation and Anna M. Williams (filed as Exhibit 10.8 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.38	Severance Agreement dated June, 2002 by and between Harken Energy Corporation and Bruce N. Huff (filed as Exhibit 10.9 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.39	Severance Agreement dated June, 2002 by and between Harken Energy Corporation and Jim Denny (filed as Exhibit 10.10 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.40	Severance Agreement dated June, 2002 by and between Harken Energy Corporation and Rich Cottle (filed as Exhibit 10.11 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.41	Severance Agreement dated June, 2002 by and between Harken Energy Corporation and Jorge

Delgado, Jr. (filed as Exhibit 10.12 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.42	Agreement regarding Compensation In the Event of a Change In Control dated February 1, 2000, effective as of December 30, 1999 by and between Harken Energy Corporation and Mikel D. Faulkner (filed as Exhibit 10.13 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.43	Amended and Restated Agreement regarding Compensation In the Event of a Change In Control dated April 2, 2001, effective as of December 30, 1999 by and between Harken Energy Corporation and Mikel D. Faulkner (filed as Exhibit 10.14 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.44	Waiver of Change in Control Payment, dated December 10, 2002, by and between Mikel D. Faulkner and Harken Energy Corporation (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K dated December 10, 2002, File No. 1-10262, and incorporated by reference herein).

10.45

Waiver of Change in Control Payment, dated February 10, 2003, by and between Mikel D.

Faulkner and Harken Energy Corporation (filed as Exhibit 10.45 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

10.46	Waiver of Change in Control Payment, dated March 5, 2003, by and between Mikel D. Faulkner and Harken Energy Corporation filed as Exhibit 10-46 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

10.47	Amended Severance Agreement dated April 2003 by and between Harken Energy Corporation and Anna M. Williams.

10.48	Amendment to Severance Agreement dated April 2003 by and between Harken Energy Corporation and Jim Denny.

*10.49	7% Senior Convertible Note due 2007, Series F by Harken Energy Corporation payable to Bank of New York Depository in the principal amount of $720,000 dated May 23, 2003.

*10.50	Increasing Rate Senior Secured Notes due 2008 by Harken Energy Corporation payable to certain respective parties in the principal amount of $2,020,000 dated May 26, 2003.

*10.51	Promissory Notes by Harken Energy Corporation payable to certain respective parties in the aggregate principal amount of $1,390,500 dated May 26, 2003.

*10.52	Certificate of Designations of Series G3 Convertible Preferred Stock.

*10.53	Severance Agreement dated July 2003 by and between Harken Energy Corporation and Elmer A. Johnston.

*10.54	Severance Agreement dated July 2003 by and between Harken Energy Corporation and Rodger L. Ehrlish.

16.1	Letter from Arthur Andersen LLP pursuant to Item 304(a)(3) of Regulation S-K (field as Exhibit 16.1 in Harken’s current report on Form 8-K, filed on September 5, 2001, File No. 1-10262, and incorporated by reference herein).

*31.1	Certification by Chief Executive Officer of Harken Energy Corporation.

*31.2	Certification by Chief Financial Officer of Harken Energy Corporation.

*32.1	Certificate of the Chief Executive Officer of Harken Energy Corporation.

*32.2	Certificate of the Chief Financial Officer of Harken Energy Corporation.

*	Filed herewith

(b) Reports on Form 8-K

On February 14, 2003, Harken filed a Form 8-K with respect to the issuance of $1.6 million in principal amount of 7% European Notes due 2006 to certain investors in exchange for $2 million in principal amount of 5% European Notes, and a related option agreement with such investors.

On March 20, 2003, Harken filed a Form 8-K with respect to the issuance of $3,410,000 in principal amount of 7% European Notes due 2007 and a promissory note in principal amount of $1,705,000 due September 1, 2003 to an affiliate of a holder of Harken’s securities in exchange for 17,050 shares of Series G-1 preferred stock owned and $3,410,000 in cash.

On March 20, 2003, Harken filed a Form 8-K with respect to the closing of a standby purchase agreement whereby Lyford Investments Enterprises Ltd. (“Lyford”) was issued 59,716,227 shares of Harken common stock, resulting in Lyford becoming a holder of approximately 62% of Harken’s outstanding common stock.

On April 25, 2003, Harken filed a Form 8-K with respect to the notification dated April 25, 2003 of redemption of the 5% European Notes for shares of Harken common stock.

On May 15, 2003, Harken filed a Form 8-K with announcing its financial results for the quarter ended March 31, 2003.

On May 29, 2003, Harken filed a Form 8-K with respect to the maturity and conversion of $7,330,000 million outstanding principal of its 5% European Notes into Harken common stock. The Form 8-K also announced Harken’s issuance of its Series G3 Convertible Preferred Stock.

On June 25, 2003, Harken filed a Form 8-K with respect to its change of independent accountants from Ernst & Young LLP to BDO Seidman, LLP for the 2003 fiscal year.

HARKEN ENERGY CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARKEN ENERGY CORPORATION (Registrant)

Date:	August 14, 2003	By:	/s/ ANNA M. WILLIAMS
Vice President-Finance and Chief Financial Officer