Form 10-Q
period 2003-09-30
HARKEN ENERGY CORP
filed 2003-11-14
CIK 313478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number I-10262

HARKEN ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2841597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

580 WestLake Park Boulevard, Suite 600 Houston, Texas	77079
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☑

The number of shares of Common Stock, par value $0.01 per share, outstanding as of November 1, 2003 was 160,886,983.

HARKEN ENERGY CORPORATION

INDEX TO QUARTERLY REPORT

September 30, 2003

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2002	September 30, 2003
	(audited)	(unaudited)
Assets
Current Assets:
Cash and temporary investments	$6,377,000	$5,644,000
Accounts receivable, net	3,237,000	4,287,000
Related party notes receivable	105,000	105,000
Prepaid expenses and other current assets	1,302,000	510,000

Total Current Assets	11,021,000	10,546,000

Property and Equipment, net	70,457,000	69,606,000

Investment in Equity Securities	1,091,000	768,000
Other Assets, net	3,011,000	2,060,000

	$85,580,000	$82,980,000

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables	$2,356,000	$699,000
Accrued liabilities and other	4,095,000	2,821,000
Revenues and royalties payable	1,342,000	1,502,000
Bank credit facilities	2,176,000	610,000
Note payable	—	1,433,000
Convertible notes payable	34,575,000	5,647,000

Total Current Liabilities	44,544,000	12,712,000

Convertible Notes Payable	11,106,000	10,659,000

Bank Credit Facilities	3,810,000	4,000,000

Investor Term Loan	5,000,000	—

Senior Secured Notes	—	2,020,000

Accrued Preferred Stock Dividends	7,369,000	2,521,000

Asset Retirement Obligation	4,664,000	7,169,000

Other Long-Term Obligations	644,000	622,000

Commitments and Contingencies (Note 18)

Minority Interest in Consolidated Subsidiary	3,312,000	3,407,000

Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $100 liquidation value; 700,000 shares authorized; 402,688 and 336,523 shares outstanding, respectively	403,000	337,000
Series G2 Preferred Stock, $1.00 par value; $100 liquidation value; 400,000 shares authorized; 93,150 and 69,150 shares outstanding, respectively	93,000	69,000
Series G3 Preferred Stock, $1.00 par value; $100 liquidation value; 150,000 shares authorized; 83,000 shares outstanding	—	83,000
Common stock, $0.01 par value; 225,000,000 shares authorized; 25,447,804 and 149,102,057 shares issued, respectively	254,000	1,491,000
Additional paid-in capital	388,703,000	423,401,000
Accumulated deficit	(383,004,000)	(384,358,000)
Accumulated other comprehensive income	134,000	299,000
Treasury stock, at cost, 605,700 shares held	(1,452,000)	(1,452,000)

Total Stockholders’ Equity	5,131,000	39,870,000

	$85,580,000	$82,980,000

The accompanying Notes to Consolidated Condensed Financial Statements

are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Revenues:
Oil and gas operations	$6,086,000	$6,987,000	$19,028,000	$21,032,000
Interest and other income	378,000	27,000	640,000	77,000

	6,464,000	7,014,000	19,668,000	21,109,000

Costs and Expenses:
Oil and gas operating expenses	1,855,000	2,778,000	6,568,000	7,342,000
General and administrative expenses, net	2,702,000	1,571,000	7,564,000	6,487,000
Depreciation and amortization	2,640,000	2,299,000	9,271,000	6,496,000
Litigation and contingent liability settlements, net	—	—	1,168,000	—
Interest expense and other, net	1,807,000	210,000	3,732,000	3,970,000

	9,004,000	6,858,000	28,303,000	24,295,000

Gains from repurchases/exchange of Convertible Notes	3,315,000	—	3,655,000	5,282,000

Income (loss) before income taxes	775,000	156,000	(4,980,000)	2,096,000
Income tax (expense)/benefit	(75,000)	(75,000)	(255,000)	276,000

Income (loss) before cumulative effect of change in accounting principle	700,000	81,000	(5,235,000)	2,372,000
Minority interest of subsidiary	39,000	(65,000)	68,000	(95,000)

Income (loss) before cumulative effect of change in accounting principle	$739,000	$16,000	$(5,167,000)	$2,277,000
Cumulative effect of change in accounting principle, net of tax	—	—	—	(813,000)

Net income (loss)	$739,000	$16,000	$(5,167,000)	$1,464,000

Preferred stock dividends	(1,002,000)	(822,000)	(3,117,000)	(2,818,000)

Net loss attributed to common stock	$(263,000)	$(806,000)	$(8,284,000)	$(1,354,000)

Basic and diluted loss per common share:
Net loss per common share before cumulative effect of change in accounting principle	$(0.01)	$(0.01)	$(0.40)	$(0.01)
Cumulative effect of change in accounting principle	—	—	—	(0.01)

Loss per common share	$(0.01)	$(0.01)	$(0.40)	$(0.02)

Weighted average shares outstanding	22,835,940	134,913,094	20,696,314	93,738,732

The accompanying Notes to Consolidated Condensed Financial Statements are

an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	G1 Preferred Stock	G2 Preferred Stock	G3 Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2002	$403,000	$93,000	$—	$254,000	$388,703,000	$(383,004,000)	$134,000	$(1,452,000)	$5,131,000

Issuance of common stock, net of offering costs	—	—	—	729,000	8,227,000	—	—	—	8,956,000
Repurchases, issuances and conversions of preferred stock	(66,000)	(24,000)	83,000	24,000	4,262,000	—	—	—	4,279,000
Issuance of preferred stock dividends	—	—	—	9,000	7,254,000	—	—	—	7,263,000
Accrual of preferred stock dividends	—	—	—	—	—	(2,818,000)	—	—	(2,818,000)
Conversions of notes	—	—	—	475,000	14,955,000	—	—	—	15,430,000
Comprehensive income:
Unrealized holding gain on available for sale investment	—	—	—	—	—	—	165,000	—
Net income	—	—	—	—	—	1,464,000	—	—
Total comprehensive income	—	—	—	—	—	—	—	—	1,629,000

Balance, September 30, 2003	$337,000	$69,000	$83,000	$1,491,000	$423,401,000	$(384,358,000)	$299,000	$(1,452,000)	$39,870,000

The accompanying Notes to Consolidated Condensed Financial Statements are

an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2002	2003
Cash flows from operating activities:
Net income (loss)	$(5,167,000)	$1,464,000
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,271,000	6,496,000
Accretion of asset retirement obligation	—	354,000
Amortization of issuance costs and other	613,000	1,104,000
Minority interest	(68,000)	95,000
Litigation and contingent liability settlements, net	1,168,000	—
Loss on investment	—	488,000
Gain from repurchases/exchanges of Convertible Notes	(3,655,000)	(5,282,000)
Cumulative effect of change in accounting principle	—	813,000
Standby purchase agreement costs	300,000	—
Other	127,000	(12,000)
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(1,697,000)	(1,111,000)
Decrease in trade payables and other	(2,989,000)	(1,565,000)

Net cash provided by (used in) operating activities	(2,097,000)	2,844,000

Cash flows from investing activities:
Proceeds from sales of assets	2,658,000	934,000
Capital expenditures, net	(3,646,000)	(6,242,000)

Net cash used in investing activities	(988,000)	(5,308,000)

Cash flows from financing activities:
Repayments of debt and convertible notes	(5,937,000)	(11,701,000)
Proceeds from issuance of long-term debt, net of issuance costs	4,895,000	—
Proceeds from issuances of European Notes, net of issuance costs	2,375,000	3,278,000
Proceeds from issuance of preferred stock, of issuance costs	—	5,847,000
Proceeds from issuances of common stock, net of issuance costs	915,000	4,360,000
Treasury shares purchased	(17,000)	—
Purchase of preferred stock	—	(53,000)

Net cash provided by financing activities	2,231,000	1,731,000

Net decrease in cash and temporary investments	(854,000)	(733,000)
Cash and temporary investments at beginning of period	8,523,000	6,377,000

Cash and temporary investments at end of period	$7,669,000	$5,644,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,689,000	$1,123,000
Income taxes	381,000	448,000

The accompanying Notes to Consolidated Condensed Financial Statements

are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(1)	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Harken Energy Corporation (“Harken”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations, although Harken believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Harken, these financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 2002 and September 30, 2003 and the results of its operations and changes in its cash flows for all periods presented ending September 30, 2002 and 2003. All such adjustments represent normal recurring items. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Harken’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior year amounts have been reclassified to conform with the 2003 presentation.

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

The results of operations for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Comprehensive Income – Comprehensive income includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Harken’s total comprehensive income is as follows:

	Nine Months Ended June 30,
	2002	2003
	(in thousands)
Net income (loss)	$(5,167)	$1,464
Change in fair value of derivative	(521)	—
Reclassification of derivative fair value into earnings	(90)	—
Unrealized holding gain on available for sale investment	—	165

Total comprehensive income (loss)	$(5,778)	$1,629

Recently Issued Accounting Pronouncements – In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the accounting and reporting for goodwill subsequent to acquisition and other intangible assets. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill is required to be reviewed at least annually for impairment. The new standard also requires that, at a minimum, all intangible assets be aggregated and presented as a separate line item in the balance sheet. The adoption of SFAS No. 142 had no impact on the Company’s financial position or results of operations.

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Company has included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible assets line item on the balance sheet Harken believes amounts required to be reclassified out of oil and gas properties, net of accumulated DD&A and into a separate intangible assets line item would not be material. Harken’s cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full cost accounting rules. Further, Harken does not believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on Harken’s compliance with covenants under its debt agreements.

(2)	ACQUISITIONS AND DISPOSITIONS

Sales of Certain Producing Interests – In 2002, wholly-owned subsidiaries of Harken sold interests in oil and gas producing properties located in Texas for approximately $2,499,000 and also sold oil and gas mineral interests for approximately $75,000. During the first quarter of 2003, Harken sold an additional interest in an oil and gas producing property located in Louisiana for a net amount of approximately $600,000. During the second quarter of 2003, Harken received approximately $239,000 as a purchase price adjustment, as defined in the Purchase and Sale Agreement, for a certain 2002 sale of interests in oil and gas producing properties located in Texas. These proceeds were allocated to the domestic full cost pool.

In May 2003, Harken retained Petrie Parkman and Co., Inc. to evaluate its domestic oil and gas assets and to make recommendations to maximize their value. Following the conclusion of Petrie Parkman and Co., Inc’s evaluation and as of November 14, 2003, Harken is negotiating with a third party for the purchase and sale of Harken’s oil and gas properties located in West Texas and the Panhandle region of Texas.

Acquisition of Republic Properties – On January 30, 2002, a wholly-owned subsidiary of Harken signed an agreement to acquire certain property interests (the “Republic Properties”) from Republic Resources, Inc. (“Republic”). This acquisition was closed on April 4, 2002 following approval by Republic stockholders and debenture holders. The Republic Properties consist of interests in 16 oil and gas wells in 9 fields plus interests in additional prospect acreage located in southern Louisiana and the Texas Gulf Coast region. The Republic Properties were acquired by Harken in exchange for 2,645,500 shares of Harken common stock, plus 79,365 shares issued as a transaction fee in this acquisition. Since Harken acquired only the oil and gas properties from Republic, the entire purchase price was allocated to the domestic full cost pool. In addition, the Purchase and Sale Agreement also provides for contingent additional consideration of cash or additional shares of Harken common stock, or any combination of the two as Harken may decide, to be paid within 45 days after December 31, 2003, based on a defined calculation to measure the appreciation, if any, of the reserve value of the Republic Properties. As of November 14, 2003, Harken does not anticipate any additional consideration to be paid on or after December 31, 2003, based upon this defined calculation.

(3)	INVESTMENTS

On December 16, 2002, Harken exchanged 2,000,000 of its shares of common stock of Global Energy Development PLC (“Global”) for 1,232,742 of the redeemable ordinary common shares of New Opportunities Investment Trust PLC (“NOIT”), an investment trust organized under the laws of the United Kingdom (a public limited company admitted for trading on the Alternative Investment Market of the London Stock Exchange). This transaction reduced Harken’s ownership in Global from 92.77% to 85.62%. Harken has accounted for the 1,232,742 ordinary shares of NOIT as an investment in available for sale securities in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investment in Debt and Equity Transactions” and has reflected the fair value of the investment as an asset included as Investment in Equity Securities at December 31, 2002 and September 30, 2003. During the six months ended June 30, 2003, the fair value of the investment had declined by $488,000, and this decline was determined to be other than temporary, and the associated holding loss of $488,000 was included in Interest Expense and Other during the related period. At September 30, 2003, the fair market value of the investment in NOIT increased to approximately $768,000, based on the underlying market price of NOIT common stock. The unrealized holding gain of $165,000 was included as a separate component of Other Comprehensive Income in stockholders equity in Harken’s Consolidated Condensed Balance Sheet at September 30, 2003.

(4)	PROPERTY AND EQUIPMENT

A summary of property and equipment follows:

	December 31, 2002	September 30, 2003
Unevaluated oil and gas properties:
Unevaluated Peru properties	$562,000	$696,000
Unevaluated Panama properties	304,000	485,000
Unevaluated domestic properties	2,617,000	2,832,000
Evaluated oil and gas properties:
Evaluated Colombian properties	184,493,000	187,892,000
Evaluated domestic properties	156,072,000	157,545,000
Facilities and other property	25,394,000	25,988,000
Less accumulated depreciation and amortization	(298,985,000)	(305,832,000)

	$70,457,000	$69,606,000

(5)	ASSET RETIREMENT OBLIGATION

Effective January 1, 2003, Harken changed its method of accounting for asset retirement obligations in accordance with FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). Prior to the effective date of SFAS 143, Harken reflected asset retirement obligations for acquired assets net of related estimated salvage values to be realized at the time of retirement. Under the new accounting method, Harken now recognizes the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Market risk premium was excluded from the estimate of the asset retirement obligations since reliable estimates were not obtainable. The net of tax cumulative effect of the change in accounting method on prior years resulted in a charge to income of $813,000 ((.01) per share) in the first nine months of 2003.

A summary of Harken’s assets with required asset retirement obligations as of September 30, 2003 is as follows:

Asset Category	Asset Retirement Liability	Estimated Life
Domestic oil and gas producing properties	$4,398,000	2-55 years
Domestic facilities and other property	2,230,000	12-29 years
Colombian oil producing properties	541,000	4-23 years
Colombian facilities and other property	—	—

	$7,169,000

Harken reflects no asset retirement obligation for Global’s Colombian facilities as upon the expiration of the related Association Contract, the ownership of such facilities reverts to Empresa Colombiana de Petroleos (“Ecopetrol”).

The following table describes all changes to Harken’s asset retirement obligation liability during the nine month period ended September 30, 2003.

Asset retirement obligation at December 31, 2002	$4,664,000
Liability recognized upon adoption of SFAS 143	2,138,000
Additions during the nine months ended September 30, 2003	52,000
Deletions during the nine months ended September 30, 2003	(39,000)
Accretion expense	354,000

Asset retirement obligation at September 30, 2003	$7,169,000

Accretion expense related to SFAS 143 is included in Interest and Other Expense in the Consolidated Condensed Statement of Operations. Had SFAS 143 been adopted on January 1, 2002, the asset retirement obligation would have been $6,262,000.

(6)	MIDDLE AMERICAN OPERATIONS

Harken’s Middle American operations are all conducted through its ownership in Global (a public limited company registered in England and Wales under the Companies Act (1985) of the United Kingdom). Global’s ordinary shares are admitted for trading on the AIM Exchange in London. Effective March 25, 2002, Harken’s ownership in Global decreased from 100% to 92.77% when Global sold 7.23% of its shares to 22 investors. The placement to these investors consisted of 2,021,902 shares at a cost of approximately $0.70 per share, of which less than 1% was purchased, at the offering price, by certain officers, directors and employees of Harken and Global and a family member, in exchange for approximately $1,436,000 in cash. During December 2002, Harken exchanged 2,000,000 common shares of Global for 1,232,742 common shares of NOIT which further reduced Harken’s ownership of Global to approximately 85.62%. In connection with the issuance to Lyford Investments Enterprises Ltd. (“Lyford”) of the 10% Term Loan, Lyford received warrants to purchase 7,000,000 shares of Global held by Harken at a price of 50 pence per share. These warrants expire in 2005, as further described in Note 8 – Investor Term Loan.

Colombian Operations – Global’s Colombian operations are conducted through Harken de Colombia, Ltd., a wholly owned subsidiary of Global, which held three exclusive Colombian Association Contracts with Ecopetrol as of September 30, 2003. Terms of each of the Association Contracts originally committed Global to perform certain activities, such as seismic activities and/or the drilling of a well, in accordance with a prescribed timetable. In August 2003, Global elected not to proceed with the second year of the Cajaro Association Contract and thereby elected to terminate that agreement without further obligation. As of November 14, 2003, Global was in compliance with the requirements of each of the Association Contracts.

Peru Operations – In April 2001, Global, through a wholly owned subsidiary, signed a Technical Evaluation Agreement (“Peru TEA”) with Perupetro, the national oil company of Peru. The Peru TEA covers an area of approximately 6.8 million gross acres in northeastern Peru. Under the terms of the Peru TEA, Global has the option to convert the Peru TEA to a seven year exploration contract, with a twenty-two year production period. Terms of the Peru TEA allowed Global to conduct a study of the area that included the reprocessing of seismic data and evaluation of previous well data. On April 7, 2003, Global received an extension from Perupetro of the Peru TEA to July 9, 2003. In June of 2003 Global submitted a final report and completed all obligations required under the TEA. Prior to the expiration of the Peru TEA in July 2003, Global exercised its option under the Peru TEA and entered into negotiations with Perupetro for a Production Sharing Contract. All work requirements under the Peru TEA were satisfied prior to its expiration. As of November 14, 2003, the negotiations with Perupetro for a Production Sharing Contract are still in progress.

Panama Operations – In September 2001, Global, through a wholly owned subsidiary, signed a Technical Evaluation Agreement (“Panama TEA”) with the Ministry of Commerce and Industry for the Republic of Panama. The Panama TEA covered an area approximately 2.7 million gross acres divided into three blocks in and offshore Panama. Under the terms of this Panama TEA, Global performed certain work program procedures and studies and submitted them to the Panamanian government. The TEA provided Global with an option to negotiate and enter into one or more Contracts for the Exploration and Exploitation of Hydrocarbons with the Ministry of Commerce and Industry. Global completed all of its obligations under the TEA and exercised its options to negotiate an Exploration and Exploitation Contract. As of November 14, 2003, the negotiations with the Panamanian government are still in progress.

(7)	BANK CREDIT FACILITY OBLIGATION

On December 6, 2002, certain of Harken’s domestic subsidiaries (the “Borrowers”) and Harken entered into a three-year loan facility with Guaranty Bank FSB (“Guaranty”), which is secured by substantially all of Harken’s domestic oil and gas properties and a guarantee from Harken. The initial proceeds advanced under the Guaranty credit facility were used to repay in full the outstanding principal and interest owed under the credit facility with Bank One, N.A. previously held by Harken and certain of its domestic subsidiaries. The Guaranty credit facility provides for interest based on LIBOR plus a margin of 2.75% (3.87% as of September 30, 2003), payable at the underlying LIBOR maturities or lender’s prime rate, and provides for a commitment fee of 0.5% on any unused amount. The Guaranty credit facility provides borrowings limited by a borrowing base (as defined by the Guaranty credit facility) which was $7,100,000 and $6,400,000, as of December 31, 2002 and September 30, 2003 respectively. In July 2003, Harken was able to release all outstanding letters of credit which were reducing the borrowing base. Such borrowing base is re-determined by Guaranty on May 1 and November 1 of each year in accordance with the credit facility agreement. If the borrowing base is reduced by Guaranty to an amount less than the outstanding balance, then the Borrowers would be required to repay any amount by which the outstanding balance of the facility exceeds the borrowing base or provide additional collateral satisfactory to Guaranty within 30 days following notice by Guaranty of such determination. The borrowing base is being reduced by $200,000 per month beginning January 1, 2003 and was scheduled to be redetermined again by Guaranty on November 1, 2003, in accordance with the credit facility agreement. The Borrowers requested, and Guaranty agreed to, an extension of the re-determination of the borrowing base until December 1, 2003. Due to the current scheduled borrowing base reductions, Harken has reflected approximately $610,000 of the credit facility amount as a current liability at September 30, 2003. At December 31, 2002 and September 30, 2003, Harken has $5,986,000 and $4,610,000, respectively, outstanding pursuant to the credit facility. Guaranty’s commitments under the credit facility terminate on December 6, 2005.

Harken’s bank credit facility with Guaranty prohibits cash dividends, loans, advances and similar payments to be made to Harken by the Borrowers. Therefore, the Borrowers will not be able to provide Harken with funds to be used for the repayment of Harken’s debt or for other uses, unless the Borrowers obtain Guaranty’s consent. The Guaranty credit facility requires the Borrowers to maintain certain financial covenant ratios and requirements as calculated on a quarterly basis. Such financial covenant ratios and requirements for the Borrowers include a current ratio, as defined, of not less than 1.0 to 1.0, a maximum liabilities to equity ratio, as defined, of not more than 1.0 to 1.0 and a debt service coverage ratio, as defined, of not less than 1.25 to 1.0. In addition, the agreement requires that general and administrative expenses of the Borrowers must not exceed 25% of the Borrowers’ net revenue for each quarter. At September 30, 2003, the Borrowers were in compliance with these covenants.

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

Lyford offset a portion of the payment pursuant to its standby commitment relating to Harken’s rights offering, as described in Note 13 – Rights Offering, to repay in full the outstanding balance plus accrued interest related to the 10% Term Loan. Harken’s indebtedness to Lyford under the 10% Term Loan was thereby cancelled on March 20, 2003.

As additional consideration for the 10% Term Loan, as amended, Harken issued to Lyford warrants to purchase up to a total of 7,000,000 shares of Global ordinary shares owned by Harken, at a price of 50 pence per share. Harken has accounted for these warrants as a derivative in accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Commodity Derivatives and Hedging Activities” (SFAS 133), and accordingly has reflected the fair value of the warrants as a liability in the Consolidated Condensed Balance Sheet. Such liability is reflected at the fair value of the derivative, primarily based on the underlying market price of Global common stock, and the corresponding gain or loss related to the change in derivative fair value is reflected in earnings as a component of Interest Expense and Other. As of September 30, 2003, the fair value of the warrants was $622,000 and Harken has recorded a gain of $22,000 during the nine months then ended related to the change in the warrants fair value. The issuance of the warrants was considered to be a debt issuance cost and was amortized over the life of the 10% Term Loan. As the 10% Term Loan was paid in full on March 20, 2003, the unamortized debt issuance costs were fully expensed in the first quarter of 2003.

(9)	10% NOTES PAYABLE

In May 2003, Harken issued to certain holders of Harken’s 5% Senior Convertible Notes due 2003, the 10% Notes Payable (“Notes Payable”) in the total principal amount of $1,390,500 along with the payment of approximately $1,080,000 in cash in exchange for $3,090,000 principal amount of (the “5% European Notes”) 5% European Notes. The Notes Payable mature on April 30, 2004 and are unsecured. Interest incurred on the Notes Payable is payable semi-annually in October 2003 and April 2004. The principal amount of the Notes Payable is payable in two installments. The first installment in the principal amount of $772,500 together with accrued interest was paid on October 31, 2003. A second and final installment of principal in the amount of $618,000 together with accrued interest is payable no later than April 30, 2004. At November 14, 2003, Harken had approximately $618,000 principal amount outstanding pursuant to the Notes Payable.

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

The principal balance of the Senior Secured Notes may be redeemed at Harken’s option for cash equal to the outstanding principal balance. Prior to maturity, the principal balance in its entirety, plus accrued and unpaid interest, of the Senior Secured Notes may be prepaid, upon not less than 30 days notice to the noteholders, at a discount with a combination of cash and freely tradable shares of Harken common stock, as defined in the Senior Secured Note agreement. In addition, upon maturity, Harken may also, upon not less than 30 days notice to the noteholders, similarly redeem the remaining outstanding Senior Secured Note for cash for an amount equal to 75% of the principal amount and by the issuance of freely tradable shares of Harken common stock equal to 125% of 25% of the principal amount, divided by the average market price of the stock over the 30 calendar days immediately preceding the date that is 15 days prior to the maturity date.

(11)	CONVERTIBLE NOTES PAYABLE

A summary of convertible notes payable is as follows:

	December 31, 2002	September 30, 2003
5% European Notes	$29,030,000	$—
7% European Notes	11,106,000	10,659,000
Benz Convertible Notes	5,545,000	5,647,000

	45,681,000	16,306,000
Less: Current portion	34,575,000	5,647,000

	$11,106,000	$10,659,000

5% European Notes — On May 26, 1998, Harken issued a total of $85 million of its 5% European, which matured on May 26, 2003. Such 5% European Notes were originally convertible into shares of Harken common stock at a conversion price of $65.00 per share, subject to adjustment in certain circumstances. In January 2003, such conversion price was adjusted to $62.58 per share, and following the February 2003 announcement of the terms of the rights offering, the conversion price was adjusted to $45.22 per share, effective January 31, 2003. Since their issuance and prior to their maturity, Harken repurchased or exchanged an aggregate of $77,670,000 principal amount of the 5% European Notes. Upon the date of their maturity, the outstanding principal balance of the 5% European Notes, prior to their conversion into shares of Harken common stock, was $7,330,000.

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

In accordance with the terms of the 5% European Notes, upon their maturity, Harken redeemed the remaining principal balance of $7,330,000 of the 5% European Notes plus accrued interest by issuing approximately 24.8 million shares of Harken common stock. The number of the redemption shares was equal to 115% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, divided by approximately $0.35 (the average market price of the common stock over the 30 calendar days immediately preceding the date of the notice of the redemption).

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

Since April 1, 2003 and prior to their maturity date, Harken repurchased approximately $6,780,000 in principal amount of the 5% European Notes for a combination of cash and other debt securities, the terms of which are described below. In May 2003, Harken issued $720,000 principal amount of 7% European Notes due 2007 in exchange for $720,000 principal amount, and accrued interest, of the 5% European Notes. Also, in May 2003, Harken issued $2,020,000 principal amount of Senior Secured Notes in exchange for $2,020,000 principal amount of 5% European Notes. Harken also, in May 2003, repurchased $950,000 principal amount of the 5% European Notes in exchange for approximately $741,000 in cash. Harken reflected a gain of approximately $200,000 from these cash purchases of 5% European Notes in the accompanying Consolidated Condensed Statement of Operations in the second quarter of 2003. Additionally, in May 2003, Harken repurchased $3,090,000 principal amount of 5% European Notes in exchange for approximately $1,080,000 in cash and the issuance of approximately $1,390,500 principal amount of Notes Payable. Harken reflected a gain of approximately $550,000 from this exchange of 5% European Notes in the accompanying Consolidated Condensed Statement of Operations in the second quarter of 2003.

7% European Notes -– As of November 14, 2003, Harken has outstanding a total of approximately $3.5 million principal amount of its 7% European Notes, which mature on March 31, 2007. During the nine months ended September 30, 2003, the following transactions occurred associated with the 7% European Notes:

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

June 2003, Harken redeemed the entire $1,705,000 principal amount of the Waverley Note for cash.

•	In May 2003, Harken issued $720,000 principal amount of 7% European Notes in exchange for $720,000 principal amount of the 5% European Notes.

•	During the three months ended September 30, 2003, after receiving notice from certain noteholders, Harken converted $6,525,000 principal amount, plus accrued interest, of the 7% European Notes due 2007 into approximately 18.5 million shares of Harken common stock based on the conversion price in accordance with the original conversion terms of the note agreements.

•	Subsequent to September 30, 2003 and up to November 14, 2003, after receiving notice from certain noteholders, Harken converted $6,985,000 principal amount, plus accrued interest, of the 7% European Notes due 2007 into approximately 16.7 million shares of Harken common stock based on the conversion price in accordance with the original conversion terms of the note agreements.

•	On October 24, 2003, Harken exercised its right to mandatorily convert its 7% European Notes due 2007 that were issued on or before January 31, 2003 for shares of Harken common stock. Pursuant to the terms of the 7% European Notes, Harken has designated November 24, 2003 as the mandatory conversion date. On the mandatory conversion date, each 7% European Note issued before January 31, 2003, outstanding on that date, will be converted to shares of Harken common stock equal to the principal amount of the notes to be converted, plus accrued and unpaid interest thereon to the date of conversion, divided by $0.36 (the adjusted conversion price under the original conversion terms of the note agreement). As of November 14, 2003, approximately $3.1 million principal amount of 7% European Notes issued before January 31, 2003 is outstanding, which would result in an issuance of up to 8.6 million shares of common stock upon the date of conversion. Harken has a sufficient number of authorized shares to allow Harken to redeem the 7% European Notes for common stock.

7% European Notes due 2007 — The 7% European Notes due 2007 mature on March 31, 2007. Interest incurred on the 7% European Notes due 2007 is payable semi-annually in March and September of each year to maturity or until these 7% European Notes are redeemed, converted or purchased by Harken prior to their maturity. Upon the registration of the underlying Harken common stock issuable upon conversion, the 7% European Notes due 2007 are convertible into shares of Harken common stock at an initial conversion price of $0.50 per share, subject to adjustment in certain circumstances (the “2007 7% European Note Conversion Price”). Following the February 2003 announcement of the terms of the rights offering, the 2007 7% European Note Conversion Price was adjusted to $0.36 per share, under the original conversion terms of the note agreement, effective January 31, 2003, for all 7% European Notes due 2007 then outstanding. The 7% European Notes due 2007 issued subsequent to February 1, 2003 have a conversion price of $0.50 per share. The 7% European Notes due 2007 are also convertible by Harken into shares of Harken common stock if, for any period of 30 consecutive days commencing upon registration of the underlying conversion shares, the average of the closing prices of Harken common stock for each trading day during such 30-day period shall have equaled or exceeded 125% of the 2007 7% European Note Conversion Price. As described above, on October 24, 2003, Harken issued a mandatory conversion notice for the 7% European Notes due 2007 that were issued on or before January 31, 2003, then outstanding, for shares of Harken common stock. The date of mandatory conversion is November 24, 2003.

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

7% European Notes due 2006 — In June 2003, after receiving notice from the noteholders, Harken converted the entire $1,600,000 principal amount, plus accrued interest, of the 7% European Notes due 2006, into approximately 4.1 million shares of Harken common stock based on the conversion price of $0.40 per share in accordance with the terms of the 7% European Notes due 2006.

Waverley Note — In June 2003, Harken redeemed the entire $1,705,000 principal amount of the Waverley Note for cash, the difference between the carrying value of the Waverley Note and the principal amount was fully accreted to Interest Expense in the second quarter of 2003.

Benz Convertible Notes — On December 30, 1999, Harken issued $12,000,000 principal amount of the Benz Convertible Notes in exchange for certain prospects acquired from Benz Energy, Incorporated. The Benz Convertible Notes originally were to mature on May 26, 2003. In March 2000, the maturity date of certain of the Benz Convertible Notes was extended to November 26, 2003. The Benz Convertible Notes were originally convertible into shares of Harken common stock at a conversion price of $65.00 per share, subject to adjustment in certain circumstances. Following the February 2003 announcement of the terms of the rights offering, the conversion price for the Benz Convertible Notes was adjusted to $29.41 per share, effective January 31, 2003. Harken has repurchased or redeemed to date approximately $6.3 million principal amount of the Benz Convertible Notes for cash and/or common stock.

No Benz Convertible Notes were repurchased or redeemed by Harken during the nine months ended September 30, 2003.

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

On October 24, 2003, Harken issued a notice of redemption for the Benz Convertible Notes for shares of Harken’s common stock. The date of the redemption is November 26, 2003. In accordance with the terms of the Benz Convertible Notes, each Benz Convertible Note outstanding on November 26, 2003 will be redeemed for the number of shares of common stock equal to 115% of the sum of the outstanding principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to the date of redemption, divided by approximately $0.78 (the average market price of the common stock over the 30 calendar days immediately preceding the date of the notice of the redemption). As of November 14, 2003, there is approximately $5,669,000 principal amount of Benz Convertible Notes outstanding, which would result in an issuance of up to approximately 8.6 million shares of common stock upon redemption. Harken has a sufficient number of authorized shares to allow Harken to redeem the Benz Convertible Notes for common stock.

(12)	ISSUANCE OF PREFERRED STOCK

On May 6, 2003, the Harken Board of Directors approved the authorization and issuance of up to 150,000 shares of a new series of convertible preferred stock. The Series G3 Convertible Preferred Stock (the “Series G3 Preferred”), which has a liquidation value of $100 per share, is non-voting and is convertible at the holders’ option into Harken common stock at a conversion price of $0.50 per share, subject to adjustments in certain circumstances. The Series G3 Preferred is also convertible by Harken into freely tradeable shares of Harken common stock if for any period of twenty consecutive calendar days, the average of the closing prices of Harken common stock during such period shall have equaled or exceeded $0.625 per share. In May 2003, Harken issued 90,000 shares of the Series G3 Preferred in exchange for approximately 30,000 shares of Harken’s outstanding Series G1 Convertible Preferred Stock, with a liquidation value of $100 per share, and $6,000,000 in cash.

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

During the nine months ended September 30, 2003, holders of 13,720 shares of Harken’s Series G1 convertible preferred stock, 24,000 shares of Harken’s Series G2 convertible preferred stock and 7,000 shares of Harken’s Series G3 convertible preferred stock elected to exercise their conversion option, and such holders were issued a total of 2,364,000 shares of Harken common stock.

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

Each subscription right entitled the holders to purchase 2.2667 shares of common stock at a subscription price of $0.311 per right (or $0.1372 per share). The subscription rights expired at 12:00 midnight, eastern standard time, on March 13, 2003. In connection with the rights offering, subscription rights were properly exercised for 13,169,779 shares of common stock for an aggregate purchase price of approximately $1,807,000.

Standby Purchase Agreement — On September 6, 2002, Harken entered into a standby purchase agreement with Lyford that defined Harken’s rights and obligations, and the rights and obligations of Lyford, (the “Standby Commitment”). This agreement was amended on November 22, 2002. The standby purchase agreement obligated Harken to sell, and required Lyford to subscribe for and purchase from Harken, a number of shares of common stock equal to the Shortfall divided by the subscription price per share. The “Shortfall” is the amount by which the $10,000,000 offering amount exceeds the aggregate subscription price to be paid by the stockholders who subscribe for and purchase shares in the offering.

As compensation to Lyford for its Standby Commitment, Harken paid Lyford a Standby Commitment Fee of $600,000 by issuing 1,714,286 shares of common stock to Lyford (the “Standby Commitment Fee Shares”), with each such share being attributed a value of $0.35. Harken also paid Lyford $50,000 in cash for its legal fees in connection with the rights offering.

Pursuant to the standby purchase agreement, on March 20, 2003, Lyford purchased 59,716,227 shares of common stock from Harken for an aggregate purchase price of approximately $8,193,000. Lyford paid approximately $3,185,000 in cash to Harken from its available working capital. After giving effect to the consummation of Harken’s rights offering and the standby purchase agreement, Lyford became the holder of approximately 62% of Harken’s outstanding common stock, and resulted in a change of control of Harken. Lyford’s ownership has been subsequently reduced in the aggregate due to the conversions of the 5% European Notes, the 7% European Notes due 2006, certain 7% European Notes due 2007, and certain Series G1, G2 and G3 Preferred shares into shares of Harken common stock. Lyford may have the voting power to control the election of Harken’s board of directors and the approval or other matters presented for consideration by the stockholders, which could include amendments to Harken’s charter and various corporate governance actions.

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

Pro forma information regarding net loss and loss per share is required by SFAS 123 and has been determined as if Harken had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ended September 30, 2003: risk-free interest rate of 5%; dividend yield of 0%; volatility factors of the expected market price of Harken common stock of 1.37; and a weighted-average expected life of the options of 6 years.

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

Nine months ended September 30, 2003
Net loss attributed to common stock, as reported	$(1,354)
Pro forma net loss attributed to common stock	$(1,534)
Basic and diluted net loss per share, as reported	$(0.02)
Pro forma basic and diluted net loss per share	$(0.02)

(15)	RELATED PARTY TRANSACTIONS

During 1997, 1998 and 1999, Harken made secured short-term loans to certain members of Harken’s Management, certain of whom also served on the Board of Directors. Such notes receivable are reflected in Harken’s Consolidated Condensed Balance Sheets at December 31, 2002 and September 30, 2003 as related party notes receivable. In May 2002, Harken entered into a severance agreement to forgive the repayment of a short-term loan in the principal amount of $64,000 to a member of management related to his resignation as an officer of Harken due to health reasons. Harken reflected the forgiveness as a charge to earnings during the first quarter of 2002.

In November 2001, Global elected to its Board of Directors a director who is also a director of RP&C International Inc. (“RP&C”). RP&C has historically provided financial and transaction consulting services to Harken, including with regard to Harken’s Convertible European Notes, and Series G1 Preferred, Series G2 and Series G3 Preferred stock. In addition, RP&C has served as a financial advisor in connection with Harken’s restructuring of its international assets, obligations and operations through its Global subsidiary. Also, RP&C currently serves as Global’s nominated advisor for the AIM Exchange in London. During 2002 and the nine months ended September 30, 2003, Harken repurchased 5,400 shares and 5,395 shares, respectively, of Series G1 Preferred stock held by RP&C in consideration for certain financial and transaction consulting services. During the nine months ended September 30, 2003, Harken paid to RP&C approximately

$809,000 for transaction costs associated with transaction consulting services. In connection with these services provided, RP&C may continue to earn such fees in the future. During July 2003, RP&C, as holders of 13,720 shares of Harken’s Series G1 Preferred Stock and 9,000 shares of Harken’s Series G2 Preferred Stock, elected to exercise their conversion option, and such holders were issued 426,424, shares of Harken common stock.

In April 2003, Lyford purchased $1,980,000 principal amount of Harken’s 5% European Notes in a privately negotiated transaction with the holders of such notes. Pursuant to Harken’s redemption of the 5% European Notes in May 2003 for shares of Harken common stock, Lyford received approximately 6.7 million shares of Harken common stock for redemption of the 5% European Notes it held. For further discussion of Harken’s 5% European Notes and the redemption for shares of Harken common stock, see Note 11 — Convertible Notes Payable.

(16)	HEDGING ACTIVITIES

Harken holds certain commodity derivative instruments which are effective in mitigating commodity price risk associated with a portion of its future monthly natural gas and crude oil production and related cash flows. Harken’s oil and gas operating revenues and cash flows are impacted by changes in commodity product prices, which are volatile and cannot be accurately predicted. Harken’s objective for holding these commodity derivatives is to protect the operating revenues and cash flows related to a portion of its future natural gas sales from the risk of significant declines in commodity prices.

As of September 30, 2003, Harken, holds a natural gas collar contract consisting of a fixed price floor option of $3.00 per MMBTU and a fixed price cap option of $4.95 per MMBTU covering 70,000 MMBTUs per month over the period of the contract through June 30, 2004. Harken did not designate the above derivative as a hedge under SFAS No. 133, therefore the derivative has been marked to market at September 30, 2003. The change in the fair value of the derivative of approximately $40,000 for the nine months ended September 30, 2003 is reflected in Interest and Other Expense in the Consolidated Condensed Statement of Operations. Such natural gas collar contract is reflected in accrued liabilities at September 30, 2003 with a fair value of approximately $305,000.

In the second quarter of 2003, Harken purchased a crude oil floor contract with a strike price of $23.00 per barrel for a notional amount of 6,500 barrels per month over a period of the contract through December 31, 2003. Harken did not designate the above derivative as a hedge under SFAS No. 133, therefore the derivative cost of approximately $34,000 has been reflected in Interest and Other Expense in the Consolidated Condensed Statement of Operations.

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

Harken’s financial information for each of its operating segments is as follows for the periods ended September 30, 2002 and 2003:

	Three Months Ended September 30, 2002			Nine Months Ended September 30, 2002
	North America	Middle America	Total	North America	Middle America	Total
Operating revenues	$3,936,000	$2,150,000	$6,086,000	$12,897,000	$6,131,000	$19,028,000
Interest and other income	23,000	355,000	378,000	202,000	438,000	640,000
Depreciation and amortization	1,612,000	1,028,000	2,640,000	5,895,000	3,376,000	9,271,000
Interest expense and other, net	1,479,000	328,000	1,807,000	3,417,000	315,000	3,732,000
Income tax expense	—	75,000	75,000	30,000	225,000	255,000
Segment income (loss)	1,222,000	(483,000)	739,000	(3,489,000)	(1,678,000)	(5,167,000)
Capital expenditures	155,000	652,000	807,000	3,451,000	1,432,000	4,883,000
Total assets at end of period	60,789,000	27,698,000	88,487,000	60,789,000	27,698,000	88,487,000

	Three Months Ended September 30, 2003			Nine Months Ended September 30, 2003
	North America	Middle America	Total	North America	Middle America	Total
Operating revenues	$4,469,000	$2,518,000	$6,987,000	$14,727,000	$6,305,000	$21,032,000
Interest and other income	7,000	20,000	27,000	23,000	54,000	77,000
Depreciation and amortization	1,404,000	895,000	2,299,000	4,286,000	2,210,000	6,496,000
Interest expense and other, net	189,000	21,000	210,000	3,928,000	42,000	3,970,000
Income tax expense (benefit)	—	75,000	75,000	—	(276,000)	(276,000)
Segment income (loss)	(437,000)	453,000	16,000	799,000	665,000	1,464,000
Capital expenditures	1,549,000	957,000	2,506,000	2,298,000	3,944,000	6,242,000
Total assets at end of period	56,945,000	26,035,000	82,980,000	56,945,000	26,035,000	82,980,000

(18)	COMMITMENTS AND CONTINGENCIES

In September 1997, Harken Exploration Company, a wholly-owned subsidiary of Harken, was served with a lawsuit filed in U.S. District Court for the Northern District of Texas, Amarillo Division, styled D. E. Rice and Karen Rice, as Trustees for the Rice Family Living Trust (“Rice”) vs. Harken Exploration Company. In the lawsuit, Rice alleges damages resulting from Harken Exploration Company’s alleged spills on Rice’s property and claimed that the Oil Pollution Act (“OPA”) should be applied in this circumstance. Rice alleges that remediation of all of the alleged pollution on its land would cost approximately $40,000,000. In October 1999, the federal trial court granted Harken’s Motion for Summary Judgment that the OPA did not apply and dismissed the Rice claim under it. Rice appealed the trial court’s summary judgment to the U.S. Fifth Circuit Court of Appeals. In April 2001, the Fifth Circuit Court of Appeals issued its opinion affirming the trial court’s summary judgment in Harken’s favor. Rice did not file any further appeals of the summary judgment entered in Harken’s favor. On August 15, 2002, however, Harken was served with a new suit filed by Rice in state court in Hutchinson County, Texas. In this new state case, Rice continues to seek approximately $40,000,000 in remediation costs and damages. Harken filed a motion for partial summary judgment seeking a ruling that remediation costs are not the proper measure of damages and that Rice’s property damages, if any, should be measured by the alleged diminution in value of its land. The Court held a hearing on Harken’s motion on October 30, 2002, but on December 30, 2002, this motion was denied by the Court. Harken’s management continues to believe that the correct measure of damages, if any, is the alleged diminution in value of Rice’s land. Therefore, in Harken management’s opinion, the results of such additional claim will not have a material adverse effect on Harken’s financial position and results of operations. Trial of this case is not anticipated until the first quarter of 2004.

420 Energy Investment, Inc. and ERI Investments, Inc. (collectively “420 Energy”) filed a lawsuit against XPLOR Energy, Inc., a wholly-owned subsidiary of Harken (“XPLOR”), on December 21, 1999 in the New Castle County Court of Chancery of the State of Delaware. 420 Energy alleges that they are entitled to appraisal and payment of the fair value of their common stock in XPLOR as of the date XPLOR merged with Harken. Harken has relied on an indemnity provision in the XPLOR merger agreement to tender the costs of defense in this matter to former stockholders of XPLOR. Although the outcome of this litigation is uncertain, because the former stockholders of XPLOR have accepted indemnification of this claim, Harken believes that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken’s financial condition and results of operations.

In August 2001, a lawsuit was filed by New West Resources, Inc. (“New West”), a former XPLOR stockholder, against XPLOR, Harken and other defendants in state court in Dallas, Texas. Harken received service of process in February 2002. Effective January 17, 2003, the case was transferred by agreement of the parties to Harris County district court. New West claims that it lost its $6 million investment in XPLOR as a result of misrepresentations by XPLOR and breach of fiduciary duties by certain XPLOR directors. Harken believes this new suit is an adjunct of the prior appraisal rights claim by 420 Energy. On September 15, 2003 counsel for New West announced to the court that New West had determined to dismiss both Harken and Xplor from this case. On October 28, 2003, Harken filed a Motion to dismiss for Want of Prosecution and believes that an order dismissing Harken and Xplor should be entered by the court during the last quarter of 2003. Therefore, in Harken management’s opinion, the ultimate outcome of this litigation will not have a material adverse effect on Harken’s financial condition and results of operations.

In December 2002, a lawsuit was filed by Black Point Limited (“Black Point”) in the United District Court for the Northern district of Illinois, alleging that Global Ltd., aided and abetted by officers of Harken, fraudulently induced Black Point to spend time and money locating prospective business partners for Global Ltd. in the People’s Republic of China. Black Point sought breach of contract damages of $1.5 million from Global Ltd., or alternatively, Black Point sought damages of approximately $290,000 for retainer fees foregone by Black Point, plus out of pocket expenses, from Global Ltd. under theories of fraudulent inducement, quantum merit, and detrimental reliance. Black Point also sought approximately $290,000 in damages from Harken, alleging that Harken aided and abetted Global Ltd.’s fraudulent inducement. Harken and Global Ltd. refuted Black Point’s allegations and asserted that Global Ltd. fully complied with the terms of the agreement in good faith. On March 6, 2003, the Court held a hearing on a Motion to Dismiss filed by Harken and Global Ltd. At the conclusion of that hearing, the Court ruled in favor of Harken and Global Ltd. by dismissing Black Point’s complaint in its entirety. On March 31, 2003, Global Ltd. received notice that Black Point had filed an amended complaint naming Global Ltd. but not Harken as a defendant. In the amended complaint, Black Point alleged that Global Ltd. breached a duty to cooperate under the agreement between the parties and re-alleged damages of $1.5 million based on the projected lost success fee asserted by Black Point. In April 2003, Global Ltd. filed a Motion to Dismiss Black Point’s amended complaint. Pursuant to an agreement between the parties, a joint motion to dismiss was filed with the court, and the court dismissed the lawsuit in its entirety in May 2003.

In May 2002, Henry C. Magee III (“Magee”) filed a complaint against XPLOR Energy SPV-I, Inc. and XPLOR Energy Operating Company, as the successor in Interest to Araxas SPV-I, Inc. and Araxas Exploration, Inc. in the United States District Court for the Eastern District of Louisiana. In his complaint,

Magee alleges that Xplor breached a contractual obligation relating to a royalty interest assignment from XPLOR’s predecessor in interest, Araxas Exploration, Inc. The court granted Magee’s motion for summary as to a disputed interpretation of the assignment clause but reserved for trial XPLOR’s reformation claim Trial of this issue is not anticipated until the first quarter of 2004. XPLOR will continue to vigorously dispute these claims and retains the right to appeal the summary judgment granted by the court. While the results of the trial and any appeals related to the trial or summary judgment remain uncertain, Harken believes the ultimate outcome will not have a material adverse effect on Harken’s financial conditions and results of operations.

On October 31, 2003, Xplor was served with a complaint filed by Apache Corporation in the Harris County District Court. As alleged in its complaint, Apache seeks payment of $219,000 plus interest and attorneys’ fees. Apache alleges that the amount demanded is due pursuant to the terms of a 1998 purchase and sale agreement between Apache and Xplor. Xplor refutes Apache’s allegations and intends to seek dismissal of the complaint. Given the early stage of this matter, the final outcome remains uncertain. Nonetheless, Harken believes that the outcome will not have a material adverse effect on Harken’s financial condition and results of operations.

In September 2003, Harken de Colombia Ltd., a Harken subsidiary, obtained a copy of a demand submitted on behalf of several former employees of Geophysical Acquistion & Processing Services Ltd. (“GAPS”), a subcontractor to Harken de Colombia Ltd. In their demand, the former GAPS employees request that the Colombian labor courts in Bogotá, Colombia, declare Harken de Colombia jointly liable with GAPS for past wages allegedly due to the former GAPS employees. Harken disputes the allegations submitted by the former GAPS employees and will vigorously defend against those allegations. A similar claim brought by another group of former GAPS employees in La Dorada, Colombia, was successfully rejected by Harken and dismissed by the labor court in that city. Accordingly, Harken’s management believes that the ultimate outcome of this matter will not have a material adverse effect on Harken’s financial condition and results of operations.

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

Overview

Harken is engaged in oil and gas exploration, development and production operations both domestically and internationally through its various subsidiaries. In May 2003, Harken retained Petrie Parkman and Co., Inc. to evaluate its domestic oil and gas assets and to make recommendations to maximize their value. Following the conclusion of Petrie Parkman and Co., Inc.’s evaluation and as of November 14, 2003, Harken and certain wholly-owned subsidiaries of Harken are currently in negotiations with a third party for the purchase and sale of Harken’s oil and gas properties located in West Texas and the panhandle region of Texas. Harken’s domestic operations currently include oil and gas exploration, development and production in the onshore and offshore Gulf Coast regions of South Texas and Louisiana and in portions of West Texas and the Texas Panhandle region. Harken’s international operations currently include the activities of Harken’s subsidiary, Global Energy Development PLC (“Global”) in Colombia, Panama and Peru. Although Global owns an interest in approximately 1.4 million acres in Costa Rica, Harken and Global believe that political and judicial developments have severely limited the opportunity for future oil and gas development in that country.

Harken reduced its drilling activity beginning in 2002 in order to conserve capital resources to repurchase convertible debt obligations pursuant to a capital restructuring plan, as described below under “Liquidity and Capital Resources.” In April 2002, Harken, through a wholly-owned subsidiary, acquired certain producing property interests (the “Republic Properties”) in exchange for Harken common stock. In addition, the Purchase and Sale Agreement for the Republic Properties provides for contingent additional consideration of cash or additional shares of Harken common stock, or any combination of the two as Harken may decide, to be paid within 45 days after December 31, 2003, based on a defined calculation to measure the appreciation, if any, of the reserve value of the Republic Properties. As of November 14, 2003, Harken does not anticipate any additional consideration to be paid on or after December 31, 2003, based upon this defined calculation.

Harken’s Middle American operations are conducted through its ownership of Global, a public limited company registered in England and Wales under the Companies Act (1985) of the United Kingdom with its ordinary shares admitted for trading on the AIM Exchange in London.

As a part of Harken’s business strategy, Harken has taken steps to reduce personnel and reduce its debt obligations. The effect of these efforts have been partially mitigated by increased legal and professional costs associated with Harken’s capital restructuring plan along with severance costs during the nine months ended September 30, 2003.

Harken reported a net income for the nine months ended September 30, 2003 of $1,464,000 compared to a net loss of $5,167,000 for the prior year period due primarily to the gain on repurchases/exchanges of convertible notes along with higher commodity prices compared to the prior year. Because of higher product prices for both natural gas and crude oil, Harken worldwide oil and gas revenues have increased 10% during the nine months ended September 30, 2003 compared to the prior year period, despite decreased production volumes both domestically and in Colombia.

Critical Accounting Policies

Full cost accounting method — Harken accounts for the costs incurred in the acquisition, exploration, development and production of oil and gas reserves using the full cost accounting method. Under full cost accounting rules, the net capitalized costs of evaluated oil and gas properties shall not exceed an amount (the “cost ceiling”) equal to the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, including the use of oil and gas prices as of the end of each quarter.

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

Colombian operations — During the nine months ended September 30, 2003, approximately 28% of Harken’s consolidated revenues were generated from sales to Ecopetrol, the state-owned Colombian oil company. The country of Colombia is currently experiencing heightened security issues which could affect Global’s Colombian operations as well as the strength and operations of Ecopetrol. If Ecopetrol experiences significant adverse conditions in its operations, it may not be able to meet its ongoing financial obligations to Global for delivered production or be able to purchase future production under the terms of existing contract provisions. Global’s Colombian operations could also be directly affected by guerilla activity or other instances or threats of violence, preventing or interrupting Global from producing, transporting or delivering future production volumes.

Valuation of accounts receivable — Harken sells its domestic oil and gas production to a broad and diverse group of industry partners, and as a whole, do not represent a significant credit risk. In addition, Harken charges certain industry partners, who participate in Harken-operated wells, with their share of drilling costs and operating expenses. In determining a reserve for potential losses in collection of its accounts receivable, Harken considers, among other factors, the current financial condition of its industry partners in light of current industry conditions. In the event of a significant decline in oil and gas prices, many of our industry partners may not be able to meet their ongoing financial obligations to Harken or be able to meet the terms of existing contract provisions.

Classification of long- term debt — On December 6, 2002, certain of Harken’s domestic subsidiaries (the “Borrowers”) and Harken, entered into a three-year credit facility with Guaranty Bank FSB (“Guaranty”) which is secured by substantially all of Harken’s domestic oil and gas properties and a guarantee from Harken. The Guaranty credit facility replaced the credit facility with Bank One, N.A. previously held by Harken and certain of its domestic subsidiaries. Harken’s bank credit facility with Guaranty requires the Borrowers to maintain certain financial covenant ratios and requirements, as calculated on a quarterly basis. Harken and the Borrowers were in compliance with these financial covenant ratios and requirements as of September 30, 2003. If the Borrowers were not in compliance with the bank financial covenant ratios or requirements and were unable to obtain a waiver or amendment to the facility requirements, the credit facility would be in default and callable by Guaranty. In addition, due to cross-default provisions in Harken’s 7% Senior Convertible Notes (the “7% European Notes”) and the 5% Convertible Notes Due 2003 (the “Benz Convertible Notes”), substantially all of Harken’s debt obligations would become due in full if any debt is in default. The classification of Harken’s long-term debt obligations at September 30, 2003 reflects Harken’s expectations that future operating results will result in the Borrowers being in compliance with the bank financial covenant ratios and requirements in future quarters. However, expectations of future operating results and continued compliance with financial covenants cannot be assured and the actions of Harken’s lenders are not controllable by Harken. If Harken’s projections of future operating results are not achieved and Harken’s debt is placed in default, Harken would experience a material adverse impact on its financial position and results of operations.

RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected Harken’s earnings and balance sheet during the periods included in the accompanying consolidated condensed financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(unaudited)		(unaudited)
Operating Revenues
Domestic Exploration and Production Operations
Gas sales revenues	$2,244,000	$2,677,000	$7,955,000	$9,002,000
Gas volumes in mcf	651,000	517,000	2,551,000	1,591,000
Gas price per mcf	$3.45	$5.18	$3.12	$5.66
Oil sales revenues	$1,692,000	$1,792,000	$4,942,000	$5,725,000
Oil volumes in barrels	62,000	61,000	204,000	188,000
Oil price per barrel	$27.29	$29.38	$24.23	$30.45
Colombian Exploration and Production Operations
Oil sales revenues	$2,150,000	$2,518,000	$6,131,000	$6,305,000
Oil volumes in barrels	114,000	117,000	381,000	289,000
Oil price per barrel	$18.86	$21.52	$16.09	$21.82
Other Revenues
Interest income	$31,000	$10,000	$95,000	$35,000
Other income	$347,000	$17,000	$545,000	$42,000

For the quarter ended September 30, 2003 compared with the quarter ended September 30, 2002.

North American Operations

Domestic gross oil and gas revenues during the third quarter of 2003 relate to the operations in the onshore and offshore areas of the Texas and Louisiana Gulf Coast and the Western and Panhandle regions of Texas. In March 2003, one of our wholly-owned subsidiaries sold interests in oil and gas producing properties located in Louisiana for approximately $660,000.

Domestic gas revenues increased 19% to $2,677,000 for the three months ended September 30, 2003 compared to $2,244,000 for the prior year period due to an increase in average gas prices received during the third quarter of 2003, as Harken received an overall average price of $5.18 per mcf of gas during the third quarter of 2003 compared to $3.45 per mcf received during the third quarter of 2002. The increase in gas revenues was mitigated by the decrease in production volumes of 21% primarily related to the sale of an oil and gas producing property in Louisiana during the first quarter of 2003, temporary weather-related production curtailments for Harken’s Louisiana Gulf Coast oil and gas producing properties, along with normal production decline.

Domestic oil revenues increased 6% to $1,792,000 during the third quarter of 2003 compared to $1,692,000 during the third quarter of 2002 primarily due to increased oil prices, which averaged $29.38 during the third quarter of 2003 compared to $27.29 during the prior period. The increase in oil revenues was mitigated by a decrease in production volumes of 2% from normal production decline.

Domestic oil and gas operating expenses consist of lease operating expenses and a number of production and reserve based taxes. Domestic oil and gas operating expenses increased 53% to $2,083,000 during the third quarter of 2003 compared to $1,359,000 during the prior year period due primarily to increased salt water disposal costs for certain Louisiana oil and gas properties.

Middle American Operations

Global’s Colombian oil revenues increased 17% from $2,150,000 during the third quarter of 2002 to $2,518,000 during the third quarter of 2003. During the third quarter of 2003, Global’s Colombian operating revenues consisted of production from the Bolivar, Alcaravan and Bocachico Association Contract areas. Production from the Cajaro #1 well, now designated from the Alcaravan Association Contract area, began in June 2003. Oil prices averaged $21.52 per barrel during the third quarter of 2003 compared to $18.86 per barrel during the third quarter of 2002. Global’s oil volumes increased slightly in the third quarter of 2003 as compared to the prior year period due to the newly initiated production from the Cajaro #1 well.

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

Middle American operating expenses have increased 40% from $496,000 during the third quarter of 2002 to $695,000 for the third quarter of 2003, primarily due to the installation of subsurface production equipment on the Canacabare #1 well along with generator repair costs from the Bocachico Contract area along with the additional operating costs of the Cajaro #1 well which began production in June 2003.

Interest and Other Income

Interest and other income decreased during the third quarter of 2003 compared to the third quarter of 2002 due to the recognition of other income during the third quarter of 2002 related to a refund of Colombian pipeline tariffs charged to Global in prior periods. Harken generated approximately $10,000 of interest income during the third quarter of 2003, compared to approximately $31,000 of interest income during the third quarter of 2002.

Other Costs and Expenses

General and administrative expenses decreased 42% during the third quarter of 2003 compared to the third quarter of 2002 primarily due to staff reductions, a reduction in legal and audit-related expenses and overall administrative efficiencies.

Depreciation and amortization expense decreased 13% during the third quarter of 2003 compared to the third quarter of 2002 primarily due to decreased production volumes during the quarter. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

Interest expense and other decreased during the third quarter of 2003 compared to the third quarter of 2002. During the third quarter of 2002, Harken expensed approximately $374,000 related to the non-refundable portion of the September 2002 standby commitment fee shares issued to Lyford Investment Enterprises Ltd. (“Lyford”) in connection with a proposed rights offering. See further discussion below of the rights offering. In addition, Harken recorded a charge of $295,000 related to Colombian war taxes recorded during the third quarter of 2002. Also, in the third quarter 2003, Harken reduced its liability by approximately $397,000 associated with the marking to market of its natural gas contract which is not designated as a hedge under the Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The decrease in interest expense and other during the third quarter of 2003 was mitigated due to Harken recognizing approximately $118,000 of accretion expense during the third quarter of 2003 for its asset retirement obligations related to FASB Statement No. 143, “Accounting for Asset Retirement Obligations (“SFAS 143”) which became effective January 1, 2003. Interest expense also decreased by 54% from approximately $825,000 for the third quarter of 2002 to approximately $380,000 for the third quarter of 2003 due to the reduction in Harken’s current and long-term debt.

For the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002.

North American Operations

Domestic gas revenues increased 13% to $9,002,000 for the nine months ended September 30, 2003 compared to $7,955,000 for the prior year period due to the increase in average gas prices received during 2003, as Harken received an overall average price of $5.66 per mcf of gas during the first nine months of 2003 compared to $3.12 per mcf received during the first nine months of 2002. Mitigating this increase in gas revenues was a reduction of production volumes during the first nine months of 2003 due primarily to the sale of certain Texas and Louisiana oil and gas producing properties along with temporary weather-related curtailments and production decline from certain oil and gas producing properties in Louisiana.

Domestic oil revenues increased 16% to $5,725,000 during the first nine months of 2003 compared to $4,942,000 during the first nine months of 2002 primarily due to increased oil prices, which averaged $30.45 per barrel during the current year period compared to $24.23 per barrel during the prior year. Harken’s domestic oil production volumes decreased during the first nine months of 2003 compared to the prior year period due to temporary weather-related curtailments and normal production decline at certain oil and gas properties in onshore and offshore Louisiana.

Domestic oil and gas operating expenses increased 11% to $5,681,000 during the first nine months of 2003 compared to $5,114,000 during the prior year period primarily due to additional salt water disposal costs for certain properties in Louisiana.

Middle American Operations

Middle American revenues during the first nine months of 2003 relate to Global’s oil operations in Colombia. Global’s Colombian oil revenues increased 3% from $6,131,000 during the first nine months of 2002 to $6,305,000 during the first nine months of 2003, primarily due to increased oil prices, which averaged $21.82 per barrel during the first nine months this year compared to $16.09 per barrel during the first nine months of 2002. This increase in revenues was offset by lower oil volumes from normal production decline from Global’s Bolivar and Alcaravan Contract areas. During the first nine months of 2003, Global’s Colombian operating revenues consisted of production from its Bolivar, Alcaravan and Bocachico Association Contract areas.

Middle American operating expenses have increased 14% from $1,454,000 during the first nine months of 2002 to $1,661,000 for the first nine months of 2003, due to the installation of subsurface production equipment on the Canacabare #1 well along with generator repair costs from the Bocachico Contract area along with the additional operating costs of the Cajaro #1 well which began production in June 2003.

Interest and Other Income

Interest and other income decreased 88% during the first nine months of 2003 compared to the first nine months of 2002 due primarily to the gain recognized in the prior year period from the ineffective portion of Harken’s natural gas 2002 collar contract along with the recognition of other income during the third quarter of 2002 related to a refund of Colombian pipeline changes to Global in prior years. Harken generated approximately $95,000 of interest income during the first nine months of 2002, compared to approximately $35,000 of interest income during the first nine months of 2003.

Other Costs and Expenses

General and administrative expenses decreased 14% during the first nine months of 2003 compared to the first nine months of 2002, due primarily to employee reductions during the current year period offset by related severance costs. The decrease in general and administrative expenses over prior year period was partially mitigated by increased legal and professional costs in the first nine months of 2003 associated with Harken’s capital restructuring plan.

Depreciation and amortization expense decreased 30% during the first nine months of 2003 compared to the first nine months of 2002 primarily due to decreased production volumes during the period as a result of Harken’s sales of certain producing properties in 2002 and normal production declines. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

Interest expense and other increased 6% during the first nine months of 2003 compared to the first nine months of 2002 primarily due to, during the first quarter of 2003, Harken’s expensing of the remaining unamortized issuance costs of approximately $740,000 related to the issuance of warrants to purchase Global ordinary shares owned by Harken, which were issued to Lyford in consideration for the Investor Term Loan which was paid in full in March 2003. In addition, in March 2003, Harken expensed an unrealized holding loss of $488,000 on its investment in shares of New Opportunities Investment Trust PLC, as Harken believed the decline in market value of those shares was other than temporary. During the nine months ended September 30, 2003, Harken fully amortized the $281,000 of debt issuance costs of the Waverley Note, which was redeemed with cash in full in June 2003. The increase in interest expense and other was mitigated due to during the third quarter of 2002, Harken expensed approximately $374,000 related to the non-refundable portion of the September 2002 standby commitment fee shares issued to Lyford Investment Enterprises Ltd. (“Lyford”) in connection with a proposed rights offering. See further discussion below of the rights offering. In addition, Harken recorded a charge of $295,000 related to Colombian war taxes recorded during the third quarter of 2002. The increase in interest expense and other was also mitigated due to the decrease in interest expense by 25% from approximately $2,395,000 for the nine months ended September 30, 2002 to approximately $1,794,000 for the first nine months of 2003 due to the overall reduction in Harken’s current and long-term debt.

Income tax benefit for the nine months ended September 30, 2003, was $276,000 as compared to income tax expense of $255,000 for the first nine months of 2002 due primarily to a refund confirmation, received in May 2003, for the amended 2001 Colombian income tax declaration for Global’s wholly-owned subsidiary, Harken de Colombia, Ltd.

LIQUIDITY AND CAPITAL RESOURCES

Harken’s negative working capital at September 30, 2003 was approximately $2.2 million compared to negative working capital of approximately $33.5 million at December 31, 2002. Working capital is the difference between current assets and current liabilities. Harken’s working capital was negative at September 30, 2003 primarily because of the classification as current liabilities of a total principal amount of approximately $5.7 million of the Benz Convertible Notes. As of September 30, 2003, approximately $5.7 million principal amount of the Benz Convertible Notes due in November 2003 and approximately $1.4 million principal amount of the Notes Payable due in April 2004 were classified as current liabilities.

Assisted by strong oil and gas prices during the nine months ended September 30, 2003, Harken’s operations provided approximately $2.8 million of cash flow during the period. Harken’s cash resources at September 30, 2003 totaled approximately $5.6 million. Global’s international capital expenditures for the nine months ended September 30, 2003 totaled approximately $3.9 million. Harken’s domestic capital expenditures for the nine months ended September 30, 2003 totaled approximately $2.3 million. Harken’s future exploration, development and acquisition efforts are expected to be funded through a combination of cash on hand, cash flows from operations, and cash provided through the possible future issuance of debt, equity and convertible debt instruments. A majority of Harken’s future domestic and Global’s planned international capital expenditures are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Harken losing certain prospect acreage or reducing its interest in future development projects. In May 2003, Harken retained Petrie Parkman and Co., Inc. to evaluate its domestic oil and gas assets and to make recommendations to maximize their value. Following the conclusion of Petrie Parkman and Co., Inc.’s evaluation and as of November 14, 2003, Harken and certain wholly-owned subsidiaries of Harken are currently in negotiations with a third party for the purchase and sale of Harken’s oil and gas properties located in West Texas and the panhandle region of Texas.

Net cash from financing activities during the nine months ended September 30, 2003, totaled approximately $1.7 million and consisted of approximately $3.3 million raised through the issuance of Harken’s 7% European Notes, approximately $4.4 million in net cash proceeds from the issuance of Harken common stock associated with the rights offering and standby purchase agreement, approximately $5.8 million in net cash proceeds from the issuance of Harken’s Series G3 Preferred Stock, offset by approximately $11.7 million in repayments of debt and 5% European Notes. Net cash used in investing activities during 2003 totaled approximately $5.3 million and was primarily comprised of approximately $6.2 million in capital expenditures offset by approximately $934,000 received for the sales of producing domestic oil and gas properties and certain Colombian field inventory.

Convertible Note Commitments in 2003 and Capital Restructuring

5% European Notes — On May 26, 1998, Harken issued to qualified purchasers a total of $85 million of its 5% European Notes, which matured on May 26, 2003. Since issuance, and prior to their maturity, Harken repurchased or exchanged an aggregate of approximately $77.7 million principal amount of the 5% European Notes.

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

Benz Convertible Notes — On December 30, 1999, Harken issued $12,000,000 principal amount of its Benz Convertible Notes in exchange for certain prospects acquired from Benz Energy, Incorporated (“Benz”). The Benz Convertible Notes originally were to mature on May 26, 2003. In March 2000, the maturity date of certain of the Benz Convertible Notes was extended to November 26, 2003. Since issuance and as of November 14, 2003, Harken has repurchased or redeemed an aggregate of approximately $6.3 million principal amount of the Benz Convertible Notes for cash and/or Harken common stock, of which approximately $5.2 million was repurchased in 2002. As of November 14, 2003, the outstanding principal balance of Benz Convertible Notes was approximately $5.7 million and has a maturity date of November 26, 2003.

No Benz Convertible Notes were repurchased or redeemed by Harken during the nine months ended September 30, 2003.

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

On October 24, 2003, Harken issued a notice of redemption for the Benz Convertible Notes for shares of Harken’s common stock. The date of the redemption is November 26, 2003. In accordance with the terms of the Benz Convertible Notes, each Benz Convertible Note outstanding on November 26, 2003 will be redeemed for the number of shares of common stock equal to 115% of the sum of the outstanding principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to the date of redemption, divided by approximately $0.78 (the average market price of the common stock over the 30 calendar days immediately preceding the date of the notice of the redemption). As of November 14, 2003, there is approximately $5,669,000 principal amount of Benz Convertible Notes outstanding, which would result in an issuance of up to approximately 8.6 million shares of common stock upon redemption. Harken has a sufficient number of authorized shares to allow Harken to redeem the Benz Convertible Notes for common stock.

Waverley Note — On March 18, 2003, Harken issued to Waverley Investments Limited (“Waverley”) a promissory note in the principal amount of $1,705,000 (the “Waverley Note”), with a maturity date of September 1, 2003. The Waverley Note would only bear interest during any period of default. The Waverley Note could be redeemed for cash at Harken’s option, at par, in whole or in part, upon not less than 30 days notice to the holders. In June 2003, Harken redeemed the entire $1,705,000 principal amount of the Waverley Note for cash, the difference between the carrying value of the Waverley Note and the principal amount was fully accreted to Interest and Other Expense in the nine months ended September 30, 2003.

Other Capital Commitments

North American Commitments – In May 2003, Harken retained Petrie Parkman and Co., Inc. to evaluate its domestic oil and gas assets and to make recommendations to maximize their value. On November 14, 2003, Harken and certain wholly-owned subsidiaries of Harken are currently in negotiations with a third party for the purchase and sale of Harken’s oil and gas properties located in West Texas and the panhandle region of Texas. Accordingly, Harken’s North American capital expenditure plans have been reduced compared to historical levels. Harken anticipates its remaining North American capital expenditures during 2003 could total up to approximately $1.0 million, however, Harken’s planned North American capital expenditures for 2003 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Harken losing certain prospect acreage or reducing its interest in future development projects.

Middle American Commitments – For the nine months ended September 30, 2003, Global’s international capital expenditures have totaled approximately $3.9 million. Approximately $2.4 million of these capital expenditures resulted from commitments under the terms of certain of the Association Contracts entered into between Global’s subsidiary Harken de Colombia, Ltd. and Ecopetrol, (which was satisfied with the drilling of the Cajaro #1 well in Colombia), as well as scheduled capital expenditure commitments related to its TEA Agreements in Peru and Panama. These contracts required Global to perform certain activities in Colombia, Panama and Peru in accordance with a prescribed timetable. Failure by Global to perform these activities as required could result in Global losing its rights under the particular contract, which could have a material adverse effect on Harken’s business. As of November 14, 2003, Global was in compliance with the requirements of each of the Association Contracts and TEA Agreements. In light of the political and judicial developments in Costa Rica discussed above, Global is projecting no capital expenditure plans during 2003 with regard to the Costa Rica Contract. Global’s planned remaining international capital expenditures for 2003 also include approximately $500,000 of discretionary expenditures. These discretionary expenditures will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Global losing certain prospect acreage or reducing its interest in future development projects.

7% European Notes — As of November 14, 2003, Harken has outstanding a total of approximately $3.5 million principal amount of its 7% European Notes, which mature on March 31, 2007. During the nine months ended September 30, 2003, the following transactions occurred associated with the 7% European Notes:

•	On January 28, 2003, Harken issued a total of $1,420,000 principal amount of 7% European Notes due 2007 in exchange for $1,420,000 principal amount of 5% European Notes.

•	On February 13, 2003, Harken issued a total of $1,600,000 principal amount of 7% European Notes due 2006 to certain investors in exchange for $2,000,000 principal amount of the 5% European Notes. In June 2003, after receiving notice from the noteholders, Harken converted the entire $1,600,000 principal amount, plus accrued interest, of the 7% European Notes due 2006, into approximately 4.1 million shares of Harken common stock, based on the conversion price of $0.40 per share in accordance with the terms of the 7% European Notes due 2006.

•	On March 18, 2003, Harken issued $3,410,000 principal amount of 7% European Notes due 2007 and the Waverley Note to Waverley in exchange for 17,050 shares of Harken’s Series G-1 convertible preferred stock owned by an affiliate of Waverley, and $3,410,000 in cash. In June 2003, Harken redeemed the entire $1,705,000 principal amount of the Waverley Note for cash.

•	In May 2003, Harken issued $720,000 principal amount of 7% European Notes in exchange for $720,000 principal amount of the 5% European Notes.

•	During the three months ended September 30, 2003, after receiving notice from certain noteholders, Harken converted $6,525,000 principal amount, plus accrued interest, of the 7% European Notes due 2007 into approximately 18.5 million shares of Harken common stock based on the conversion price in accordance with the original conversion terms of the note agreements.

•	Subsequent to September 30, 2003 and up to November 14, 2003, after receiving notice from certain noteholders, Harken converted $6,985,000 principal amount, plus accrued interest, of the 7% European Notes due 2007 into approximately 16.7 million shares of Harken common stock based on the conversion price in accordance with the original conversion terms of the note agreements.

•

On October 24, 2003, Harken exercised its right to mandatorily convert its 7% European Notes due 2007 that were issued on or before January 31, 2003 for shares of Harken common stock. Pursuant to the terms of the 7% European Notes, Harken has designated November 24, 2003 as the mandatory conversion date. On the mandatory conversion date, each 7% European Note issued before January 31, 2003, outstanding on that date, will be converted to shares of Harken common stock equal to the principal amount of the notes to be converted, plus accrued and unpaid interest thereon to the date of conversion, divided by $0.36 (the adjusted conversion price under the original conversion terms of the note agreement). As of November 14, 2003, approximately $3.1 million principal amount of 7% European Notes issued before January 31, 2003 is outstanding, which would result in an issuance of up to 8.6 million shares of common stock upon the date of conversion. Harken has a sufficient number of authorized shares to allow Harken to redeem the 7% European Notes for common stock.

The 7% European Notes due 2007 mature on March 31, 2007. Interest incurred on the 7% European Notes due 2007 is payable semi-annually in March and September of each year to maturity or until these 7% European Notes are redeemed, converted or purchased by Harken prior to their maturity. Upon the registration of the underlying Harken common stock issuable upon conversion, the 7% European Notes due 2007 are convertible into shares of Harken common stock at an initial conversion price of $0.50 per share, subject to adjustment in certain circumstances (the “2007 7% European Note Conversion Price”). Following the February 2003 announcement of the terms of the rights offering, the 2007 7% European Note Conversion Price was adjusted to $0.36 per share under the original conversion terms of the note agreement, effective January 31, 2003, for all 7% European Notes due 2007 then outstanding. The 7% European Notes due 2007 issued subsequent to February 1, 2003 have a conversion price of $0.50 per share. The 7% European Notes due 2007 are also convertible by Harken into shares of Harken common stock if, for any period of 30 consecutive days commencing upon registration of the underlying conversion shares, the average of the closing prices of Harken common stock for each trading day during such 30-day period shall have equaled or exceeded 125% of the 2007 7% European Note Conversion Price. As described above, on October 24, 2003, Harken issued a mandatory conversion notice for the 7% European Notes due 2007 that were issued on or before January 31, 2003, then outstanding, for shares of Harken common stock. The date of mandatory conversion is November 24, 2003.

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

10% Notes Payable — In May 2003, Harken issued to certain holders of Harken’s 5% European Notes, the 10% Notes Payable (“Notes Payable”) in the total principal amount of $1,390,500 along with the payment of approximately $1,080,000 in cash in exchange for $3,090,000 principal amount of Harken’s 5% European Notes. The Notes Payable mature on April 30, 2004 and are unsecured. Interest incurred on the Notes Payable is payable semi-annually in October 2003 and April 2004. The principal amount of the Notes Payable is payable in two installments. The first installment in the principal amount of $772,500 together with accrued interest was paid on October 31, 2003. A second and final installment of principal in the amount of $618,000 together with accrued interest is payable no later than April 30, 2004. At November 14, 2003, Harken has $618,000 principal amount outstanding pursuant to the Notes Payable.

Senior Secured Notes — In May 2003, Harken issued $2,020,000 principal amount of Increasing Rate Senior Secured Notes Due 2008 (“Senior Secured Notes”) in exchange for $2,020,000 principal amount of 5% European Notes. The Senior Secured Notes mature on May 26, 2008 and rank senior to the 7% European Notes due 2007. Interest incurred on the Senior Secured Notes is payable quarterly beginning January 2004 until maturity. Interest is calculated on a increasing rate basis. The Senior Secured Notes earn interest at

10.25% until May 26, 2004. Interest is then earned at 12.25% from May 2004 to May 2005, 14% interest from May 2005 to May 2006, 16% interest from May 2006 to May 2007, and 17.5% interest from May 2007 to May 2008. Interest incurred on the Senior Secured Notes may, at Harken’s option, be paid in cash or, upon not less than 30 days notice to the noteholder, by the issuance of freely tradable shares of Harken common stock equal to 125% of the accrued and unpaid interest thereon to the interest payment date, divided by the average market price of the stock over the 30 calendar days immediately preceding the date that is 15 days prior to the interest payment date.

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

Guaranty Bank Facility — On December 6, 2002, certain of Harken’s domestic subsidiaries (the “Borrowers”) and Harken entered into a three-year loan facility with Guaranty Bank FSB (“Guaranty”), which is secured by substantially all of Harken’s domestic oil and gas properties and a guarantee from Harken. The initial proceeds advanced under the Guaranty credit facility were used to repay in full the outstanding principal and interest owed under the credit facility with Bank One, N.A. previously held by Harken and certain of its domestic subsidiaries. The Guaranty credit facility provides borrowings limited by a borrowing base (as defined by the Guaranty credit facility) which was $7,100,000 and $6,400,000, as of December 31, 2002 and September 30, 2003 respectively. The borrowing base was being reduced by $200,000 per month beginning January 1, 2003. Due to the borrowing base reductions, Harken has reflected approximately $610,000 of the credit facility amount as a current liability at September 30, 2003. At December 31, 2002 and September 30, 2003, Harken had $5,986,000 and $4,610,000, respectively, outstanding pursuant to the credit facility.

Harken’s bank credit facility with Guaranty prohibited cash dividends, loans, advances and similar payments to be made to Harken by the Borrowers. Therefore, the Borrowers were not able to provide Harken with funds to be used for the repayment of Harken’s debt or for other uses, unless the Borrowers obtained Guaranty’s consent. The Guaranty credit facility required the Borrowers to maintain certain financial covenant ratios and requirements as calculated on a quarterly basis. Such financial covenant ratios and requirements for the Borrowers included a current ratio, as defined, of not less than 1.0 to 1.0, a maximum liabilities to equity ratio, as defined, of not more than 1.0 to 1.0 and a debt service coverage ratio, as defined, of not less than 1.25 to 1.0. In addition, the agreement required that general and administrative expenses of the Borrowers must not exceed 25% of the Borrowers’ net revenue for each quarter. At September 30, 2003, the Borrowers were in compliance with these covenants.

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

Operational Contingencies — Harken’s operations are subject to stringent and complex environmental laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations are subject to changes that may result in more restrictive or costly operations. Failure to comply with applicable environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties or injunctive relief. Global’s international oil and gas exploration and production operations, including well drilling and seismic activities, require specific governmental environmental licenses and permits, the acquisition of which in the past have been subject to extensive delays. Global may continue to experience similar delays in the future. Failure to obtain these licenses and permits in a timely manner may prevent or delay Harken’s and Global’s operational plans.

Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management’s opinion, will not result in a material adverse effect upon Harken’s financial condition or operations taken as a whole.

Consolidated Contractual Obligations – The following table presents a summary of Harken’s contractual obligations and commercial commitments as of November 14, 2003. Harken has no off-balance sheet obligations other than in the table set forth below.

	Payments Due by Period
Contractual Obligations	2003	2004	2005	2006-2007	Thereafter	Total
Bank Credit Facility(1)	$—	$1,210,000	$3,400,000	$—	$—	$4,610,000
Operating Leases(2)	175,000	668,000	668,000	557,000	—	2,068,000
Middle American Commitments(3)	150,000	—	—	—	—	150,000
North American Commitments(4)	—	—	—	—	—	—
Convertible Notes Payable(5)	5,669,000	—	—	—	—	5,669,000
Convertible Notes Payable(6)	—	—	—	3,522,000	—	3,522,000
Notes Payable	—	618,000	—	—	—	618,000
Senior Secured Notes	—	—	—	—	2,020,000	2,020,000

Total Contractual Cash Obligations	$5,994,000	$2,496,000	$4,068,000	$4,079,000	$2,020,000	$18,657,000

(1)	Amounts shown do not reflect impact of December 2003 borrowing base redetermination.

(2)	Amount net of sublease arrangements in effect at September 30, 2003.

(3)	Represents certain geological and geophysical work requirements under Global’s Bolivar Association Contract. The amount of Global’s future international capital expenditures for 2003 set forth in the above table does not include discretionary expenditures. These discretionary expenditures will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Global losing certain prospect acreage or reducing its interest in future development projects.

(4)	Harken’s remaining North American capital expenditures could total $1.0 million. However, these capital expenditures are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Harken losing certain prospect acreage or reducing its interest in future development projects.

(5)	Represents the outstanding principal amounts owing under the Benz Convertible Notes as of November 14, 2003. On October 24, 2003, Harken issued a notice of redemption for the Benz Convertible Notes for shares of common stock. The date of redemption is November 26, 2003.

(6)	Represents the outstanding principal amounts owing under the 7% Convertible Notes as of November 14, 2003. On October 24, 2003, Harken issued a mandatory conversion notice for the outstanding principal amounts of the 7% European Notes issued before January 31, 2003 to be converted into shares of Harken common stock upon the mandatory conversion date of November 24, 2003. As of November 14, 2003, there is approximately $3.1 million principal amount of 7% European Notes, issued before January 31, 2003, outstanding.

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

Capital Sources – Rights Offering

Rights Offering -– In February 2003, Harken distributed to holders of its common stock, Series G1 preferred stock and Series G2 preferred stock, at no charge, nontransferable subscription rights to purchase shares of its common stock. Such holders received one subscription right for each share of common stock they owned (or in the case of the Series G1 preferred stock and Series G2 preferred stock, one subscription right for each share of common stock issuable upon conversion) at the close of business on January 30, 2003. Harken distributed 32,154,867 subscription rights exercisable for up to 72,885,437 shares of common stock.

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

As a result of the standby commitment, Lyford purchased 59,716,227 shares of common stock from Harken for an aggregate purchase price of approximately $8,193,000. Lyford paid approximately $3,185,000, net of the $5,000,000 outstanding under the Lyford 10% Term Loan, plus accrued interest, in cash to Harken at the closing of the standby commitment. As a result, no amounts remain outstanding under the 10% Term Loan. After giving effect to the consummation of Harken’s rights offering and Lyford’s standby commitment, Lyford became the holder of approximately 62% of Harken’s outstanding common stock. Therefore, these transactions resulted in a change of control of Harken. Lyford’s ownership has been subsequently reduced in the aggregate due to the conversions of the 5% European Notes, the 7% European Notes due 2006, certain 7% European Notes due 2007, and certain Series G1, G2 and G3 Preferred shares into shares of Harken common stock. Lyford may have the voting power to control the election of Harken’s board of directors and the approval of other matters presented for consideration by the stockholders, which could include mergers, acquisitions, amendments to Harken’s charter and various corporate governance actions. In April 2003, Lyford purchased $1,980,000 principal amount of Harken’s 5% European Notes in a privately negotiated transaction with the holders of such notes. Pursuant to Harken’s conversion of the 5% European Notes for shares of Harken common stock, Lyford received approximately 6.7 million shares of Harken common stock for redemption of the 5% European Notes it held.

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

Lyford has advised Harken that it does not currently intend to resell any shares of common stock, including any shares acquired in the rights offering, but rather intends to retain such shares for investment purposes. Lyford has advised Harken, however, that any determination to retain its interest in Harken will be subject to the continuing evaluation by Lyford of pertinent factors related to its investment in Harken. Depending upon the continuing assessment of these factors from time to time, Lyford may change its present intentions and may determine to acquire additional shares of common stock (by means of open market or privately negotiated purchases or otherwise) or to dispose of some or all of the shares of common stock held by Lyford and its partners. Alan G. Quasha, a Lyford representative, was elected as the new Chairman of Harken’s board of directors effective March 31, 2003. Mr. Quasha filled the vacancy created by the resignation, effective March 31, 2003 of Stephen C. Voss as a director and he will serve the unexpired term of Mr. Voss. Mr. Quasha replaced Mikel D. Faulkner as Chairman, with Mr. Faulkner continuing as Chief Executive Officer, President and as a director of Harken.

Capital Sources – Other Offerings

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

Other Capital Sources

During 2002, Harken sold certain domestic producing property and mineral interests for approximately $2,574,000. Global sold some oil storage tanks in the fourth quarter of 2002 for approximately $259,000. During the first quarter of 2003, Harken sold certain domestic producing property interest for approximately $660,000. During the second quarter of 2003, Harken received approximately $239,000 as a purchase price adjustment, as defined in the Purchase and Sale Agreement, for a certain 2002 sale of interests in oil and gas producing properties located in Texas. These proceeds were allocated to the domestic full cost pool. During the third quarter of 2003, Global sold certain field inventory for approximately $60,000.

During the nine months ended September 30, 2003, Harken’s oil and gas revenues have been strengthened by commodity prices which have averaged higher than those received during the prior year period. Harken’s domestic operating cash flows are particularly dependent on the commodity prices, which Harken is unable to predict.

Global’s operating cash flows continue to be provided by ongoing production from its Alcaravan, Bolivar and Bocachico Contract areas in Colombia.

Adequacy of Capital Sources

As of November 14, 2003, the outstanding principal balance of the Benz Convertible Notes and the Notes Payable was approximately $5.7 million and $618,000, respectively. Harken intends to repay the Notes Payable in cash prior to or upon maturity. Harken plans to redeem the Benz Convertible Notes for Harken common stock, as described above. Harken has a sufficient number of authorized shares to allow Harken to redeem the Benz Convertible Notes and the common stock. Harken also has a sufficient number of authorized shares available to allow Harken to mandatorily convert the 7% European Notes due 2007, issued prior to January 31, 2003, upon the mandatory conversion date for shares of Harken’s common stock.

Capital Expenditures — Considering its existing cash resources and the potential additional capital sources described above, Harken believes that it will have sufficient cash resources to fund all of its remaining capital expenditures during 2003. On November 14, 2003, Harken and certain wholly-owned subsidiaries of Harken are currently in negotiations with a third party for the purchase and sale of Harken’s oil and gas properties located in West Texas and the panhandle region of Texas. Harken’s future exploration, development and acquisition efforts are expected to be funded through a combination of cash on hand, cash flows from operations, potential asset sales, and possible future issuances or exchanges of debt or equity securities. Harken may not be able to generate sufficient cash from operations to fund its ongoing exploration and development efforts and fulfill its other capital commitments. Harken and Global may fund their future domestic expenditures and certain international expenditures at their discretion. Therefore, if Harken or Global do not have sufficient funds available they will curtail their respective discretionary capital expenditures for 2003. Such expenditure curtailments could result in Harken losing certain prospect acreage or reducing its interest in future development projects.

Cross Defaults — Due to cross-default provisions in Harken’s 7% European Notes, Benz Convertible Notes, and the Senior Secured Notes, any default under Harken’s debt agreements would result in substantially all of Harken’s debt obligations becoming due in full. Harken does not have sufficient funds to pay its debt obligations in cash and there is no assurance it will obtain such funds if such debt became due, which would result in a material adverse effect on Harken’s financial position and results of operations.

Other — Harken intends to continue to seek to raise equity or debt financing through the issuance of debt, equity and convertible debt instruments, or through the exchange of existing instruments through transactions that provide Harken with additional capital to fund the capital commitments described above. Such transactions may be affected, however, by the market value of Harken common stock. If the price of Harken common stock remains low or declines, Harken’s ability to utilize its stock either directly or indirectly through convertible instruments for raising capital could be negatively affected. Any delisting of Harken’s common stock would also adversely affect Harken’s ability to raise capital in the future by issuing common stock or securities convertible into common stock. Further, raising additional funds by issuing common stock or other types of equity securities would further dilute Harken’s existing stockholders, which dilution could be substantial if the price of Harken common stock remains low or decreases. No assurance can be given that Harken will be able to obtain additional financing on favorable terms, if at all, to meet its operational and capital commitments described above.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Harken’s principal executive officer and its principal financial officer, based on their evaluation of Harken’s disclosure controls and procedures (as defined in Rules 13a -14 (c) of the Securities Exchange Act of 1934) as of September 30, 2003, have concluded that as of such date, Harken’s disclosure controls and procedures are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

(b)	Changes in Internal Control Over Financial Reporting

During the period covered by this report, there have been no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

6a)	EXHIBIT INDEX

Exhibit

3.1	Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.1 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.2	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.2 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.3	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.3 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.4	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.4 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.5	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.5 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.6	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.6 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.7	Amended and Restated Bylaws of Harken Energy Corporation (filed as Exhibit 3.7 to Harken’s Annual Report on Form 10-K for fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

4.1	Form of certificate representing shares of Harken common stock, par value $.01 per share (filed as Exhibit 1 to Harken’s Registration Statement on Form 8-A, File No. 1-10262, filed with the SEC on June 1, 1989 and incorporated by reference herein).

4.2	Rights Agreement, dated as of April 6, 1998, by and between Harken Energy Corporation and ChaseMellon Shareholder Services L.L.C., as Rights Agent (filed as Exhibit 4 to Harken’s Current Report on Form 8-K dated April 7, 1998, file No. 1-10262, and incorporated by reference herein).

4.3	Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company (successor to Mellon Investor Services LLC, (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated June 18, 2002 (filed as Exhibit 4.11 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

4.4	Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company (successor to Mellon Investor Services LLC, (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated August 27, 2002 (filed as Exhibit 4.12 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

4.5	Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company, successor to Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated August 27, 2002. (Filed as Exhibit 4.1 to Harken’s Current Report on Form 8-K dated April 25, 2003, File No. 1-10262, and incorporated by reference herein).

4.6	Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company, successor to Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated March 11, 2003. (Filed as Exhibit 4.2 to Harken’s Current Report on Form 8-K dated April 25, 2003, File No. 1-10262, and incorporated by reference herein).

4.7	Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company, successor to Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated March 25, 2003, (filed as Exhibit 4.3 to Harken’s Current Report on Form 8-K dated April 25, 2003, File No. 1-10262, and incorporated by reference herein).

4.8	Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company, successor to Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated April 21, 2003, filed as Exhibit 4.4 to Harken’s Current Report on Form 8-K dated April 25, 2003, File No. 1-10262, and incorporated by reference herein).

4.9	Certificate of Designations of Series E Junior Participating Preferred Stock (filed as Exhibit A to Exhibit 4 to Harken’s Current Report on Form 8-K dated April 7, 1998, file No. 1-10262, and incorporated by reference herein).

4.10	Certificate of Increase of Series E Junior Participating Preferred Stock of Harken Energy Corporation (filed as Exhibit 4.6 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

4.11	Certificate of Designations of Series G1 Convertible Preferred Stock (filed as Exhibit 3.7 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

4.12	Certificate of Increase of Series G1 Convertible Preferred Stock of Harken Energy Corporation (filed as Exhibit 3.8 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

4.13	Certificate of Designations of Series G2 Convertible Preferred Stock (filed as Exhibit 4.10 to Harken’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2001, File No. 1-10262, and incorporated by reference herein).

10.1	Seventh Amendment and Restatement of Harken’s Amended Stock Option Plan (filed as Exhibit 10.1 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-10262, and incorporated by reference herein).

10.2	Amended and Restated Non-Qualified Incentive Stock Option Plan of Harken adopted by Harken’s stockholders on February 18, 1991 (filed as Exhibit 10.2 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-10262, and incorporated by reference herein).

10.3	Form of Advancement Agreement dated September 13, 1990, between Harken and each director of Harken (filed as Exhibit 10.38 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-10262, and incorporated by reference herein).

10.4	Harken Energy Corporation’s 1993 Stock Option and Restricted Stock Plan (filed as Exhibit 4.3 to Harken’s Registration Statement on Form S-8, filed with the SEC on September 23, 1993, and incorporated by reference herein).

10.5	First Amendment to Harken Energy Corporation’s 1993 Stock Option and Restricted Stock Plan (filed as an Exhibit 4.4 to Harken’s Registration Statement on S-8, filed with the SEC on July 22, 1996 and incorporated by reference herein).

10.6	Harken Energy Corporation’s Directors Stock Option Plan (filed as Exhibit 4.3 to Harken’s Registration Statement on Form S-8, and incorporated herein by reference).

10.7	Association Contract (Bolivar) by and between Harken de Colombia, Ltd. and Empresa Colombia de Petroleos (filed as Exhibit 10.4 to Harken’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, and incorporated herein by reference).

10.8	Harken Energy Corporation 1996 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 10.1 to Harken’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, and incorporated herein by reference).

10.9	Amendment No. 1 to Harken Energy Corporation 1996 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.5 to Harken’s Registration Statement on Form S-8, filed with the SEC on August 19, 1997 and incorporated by reference herein).

10.10	Amendment No. 2 to Harken Energy Corporation 1996 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.6 to Harken’s Registration Statement on Form S-8, filed with the SEC on August 19, 1997 and incorporated by reference herein).

10.11	Association Contract (Alcaravan) dated as of December 13, 1992, but effective as of February 13, 1993, by and between Empresa Colombia de Petroleos (filed as Exhibit 10.1 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-10262, and incorporated herein by reference).

10.12	Association Contract (Bocachico) dated as of January 1994, but effective as of April 1994, by and between Harken de Colombia, Ltd. and Empresa Colombia de Petroleos (filed as Exhibit 10.1 to Harken’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994, File No. 1-10262, and incorporated herein by reference

10.13	Trust Indenture dated May 26, 1998, by and between Harken and Marine Midland Bank plc (filed as Exhibit 10.1 to Harken’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, File No. 1-10262, and incorporated herein by reference).

10.14	Harken Energy Corporation 5% Convertible Notes Due 2003 in the principal sum of $6,803,679.26, dated December 30, 1999 (filed as Exhibit 10.21 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.15	Credit Agreement, dated December 6, 2002, by and between Harken Exploration Company, XPLOR Energy, Inc., Harken Energy West Texas, Inc., South Coast Exploration Co., XPLOR Energy SPV-1, Inc., Harken Gulf Exploration Company and Guaranty Bank, FSB (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K dated December 6, 2002, File No. 1-10262, and incorporated by reference herein).

10.16	Guaranty Agreement, dated December 6, 2002, by and between Harken Energy Corporation and Guaranty Bank, FSB (filed as Exhibit 10.2 to Harken’s Current Report on Form 8-K dated December 6, 2002, File No. 1-10262, and incorporated by reference herein).

10.17	Association Contract (Cajaro) dated as of December 2001, but effective as of February 2002, by and between Harken de Colombia, Ltd. and Empresa Colombia de Petroleos (filed as Exhibit 10.14 to Harken’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2001, File No. 1-10262, and incorporated by reference herein).

10.18	Purchase and Sale Agreement dated January 31, 2002 between Republic Resources, Inc. and Harken Energy Corporation (filed as Exhibit 10.15 to Harken’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2001, File No. 1-10262, and incorporated by reference herein).

10.19	Standby Purchase Agreement between Harken Energy Corporation and Lyford Investments Enterprises Ltd. dated September 6, 2002 (filed as Exhibit 99.9 to Harken’s Registration Statement on Form S-3, filed with SEC on September 13, 2002, File No. 333-99579, and incorporated by reference herein).

10.20	Amendment No. 1 to Standby Purchase Agreement of September 6, 2002 between Harken Energy Corporation and Lyford Investments Enterprises Ltd., dated November 22, 2002 (filed as Exhibit 99.10 to Harken’s Amendment No. 1 to Registration Statement on Form S-3, filed with the SEC on December 24, 2002 , File No. 333-99579, and incorporated by reference herein).

10.21	Loan Agreement dated July 15, 2002 between Harken Energy Corporation and Lyford Investments Enterprises Ltd. (filed as Exhibit 10.18 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.22	First Amendment to Loan Agreement between Harken Energy Corporation and Lyford Investments Enterprises Ltd., dated August 29, 2002 (filed as Exhibit 10.2 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.23	Harken Energy Corporation 7% Senior Convertible Notes Due 2007 in the principal sum of $2,025,000, dated June 18, 2002 (filed as Exhibit 10.19 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.24	Harken Energy Corporation 7% Senior Convertible Notes Due 2007 in the principal sum of $2,025,000, dated June 19, 2002 (filed as Exhibit 10.20 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.25	Harken Energy Corporation 7% Senior Convertible Notes Due 2007, Series A, in the principal sum of $2,210,000, dated August 13, 2002 (filed as Exhibit 10.3 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.26	Harken Energy Corporation 7% Senior Convertible Notes Due 2007, Series B, in the principal sum of $1,152,000, dated August 30, 2002 (filed as Exhibit 10.4 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.27	Harken Energy Corporation 7% Senior Convertible Notes Due 2007, Series C, in the principal sum of $2,000,000, dated October 9, 2002 (filed as Exhibit 10.5 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.28	Harken Energy Corporation 7% Senior Convertible Notes Due 2007, Series D, in the principal sum of $2,070,000, dated October 30, 2002 (filed as Exhibit 10.6 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.29	Option Agreement between Harken Energy Corporation, The Liverpool Limited Partnership and Elliot International LP, dated February 13, 2003 (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

10.30	7% Senior Convertible Note due 2006, Series A by Harken Energy Corporation payable to The Liverpool Limited Partnership in the principal amount of $720,000.00, dated February 13, 2003 (filed as Exhibit 10.2 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

10.31	7% Senior Convertible Note due 2006, Series A by Harken Energy Corporation payable to Elliot International LP in the principal amount of $880,000.00, dated February 13, 2003 (filed as Exhibit 10.3 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

10.32	7% Senior Convertible Note due 2007, Series E by Harken Energy Corporation payable to the Bank of New York Depository in the principal amount of $1,420,000.00, dated January 28, 2003 (filed as Exhibit 10.4 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

10.33	7% Senior Convertible Note due 2007, Series G by Harken Energy Corporation payable to Waverley Investments Limited in the principal amount of $3,410,000, dated March 18, 2003 (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K dated March 18, 2003, File No. 1-10262, and incorporated by reference herein).

10.34	Promissory note by Harken Energy Corporation payable to Waverley Investments Limited in the principal amount of $1,705,000, dated March 18, 2003 (filed as Exhibit 10.2 to Harken’s Current Report on Form 8-K dated March 18, 2003, File No. 1-10262, and incorporated by reference herein).

10.35	Option Agreement between Harken Energy Corporation and HBK Master Fund L.P. dated March 18, 2003 (filed as Exhibit 10-35 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-10262, and incorporated herein by reference).

10.36	Executive Service Agreement by and between Harken Energy Corporation and A. Wayne Hennecke (filed as Exhibit 10.7 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.37	Severance Agreement dated June, 2002 by and between Harken Energy Corporation and Anna M. Williams (filed as Exhibit 10.8 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.38	Severance Agreement dated June, 2002 by and between Harken Energy Corporation and Bruce N. Huff (filed as Exhibit 10.9 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.39	Severance Agreement dated June, 2002 by and between Harken Energy Corporation and Jim Denny (filed as Exhibit 10.10 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.40	Severance Agreement dated June, 2002 by and between Harken Energy Corporation and Rich Cottle (filed as Exhibit 10.11 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.41	Severance Agreement dated June, 2002 by and between Harken Energy Corporation and Jorge Delgado, Jr. (filed as Exhibit 10.12 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.42	Agreement regarding Compensation In the Event of a Change In Control dated February 1, 2000, effective as of December 30, 1999 by and between Harken Energy Corporation and Mikel D. Faulkner (filed as Exhibit 10.13 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.43	Amended and Restated Agreement regarding Compensation In the Event of a Change In Control dated April 2, 2001, effective as of December 30, 1999 by and between Harken Energy Corporation and Mikel D. Faulkner (filed as Exhibit 10.14 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.44	Waiver of Change in Control Payment, dated December 10, 2002, by and between Mikel D. Faulkner and Harken Energy Corporation (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K dated December 10, 2002, File No. 1-10262, and incorporated by reference herein).

10.45	Waiver of Change in Control Payment, dated February 10, 2003, by and between Mikel D. Faulkner and Harken Energy Corporation (filed as Exhibit 10.45 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

10.46	Waiver of Change in Control Payment, dated March 5, 2003, by and between Mikel D. Faulkner and Harken Energy Corporation filed as Exhibit 10-46 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

10.47	Amended Severance Agreement dated April 2003 by and between Harken Energy Corporation and Anna M. Williams.

10.48	Amendment to Severance Agreement dated April 2003 by and between Harken Energy Corporation and Jim Denny.

10.49	7% Senior Convertible Note due 2007, Series F by Harken Energy Corporation payable to Bank of New York Depository in the principal amount of $720,000 dated May 23, 2003 (filed as Exhibit 10.49 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File I-10262, and incorporated by reference herein).

10.50	Increasing Rate Senior Secured Notes due 2008 by Harken Energy Corporation payable to certain respective parties in the principal amount of $2,020,000 dated May 26, 2003 (filed as Exhibit 10.50 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File I-10262, and incorporated by reference herein).

10.51	Promissory Notes by Harken Energy Corporation payable to certain respective parties in the aggregate principal amount of $1,390,500 dated May 26, 2003 (filed as Exhibit 10.51 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File I-10262, and incorporated by reference herein).

10.52	Certificate of Designations of Series G3 Convertible Preferred Stock (filed as Exhibit 10.52 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File I-10262, and incorporated by reference herein).

10.53	Severance Agreement dated July 2003 by and between Harken Energy Corporation and Elmer A. Johnston (filed as Exhibit 10.53 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File I-10262, and incorporated by reference herein).

10.54	Severance Agreement dated July 2003 by and between Harken Energy Corporation and Rodger L. Ehrlish (filed as Exhibit 10.54 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File I-10262, and incorporated by reference herein).

16.1	Letter from Arthur Andersen LLP pursuant to Item 304(a)(3) of Regulation S-K (filed as Exhibit 16.1 in Harken’s current report on Form 8-K, filed on September 5, 2001, File No. 1-10262, and incorporated by reference herein).

16.2	Letter from Ernst & Young LLP pursuant to Item 304(a)(3) of Regulation S-K (filed as Exhibit 16.1 in Harken’s current report on Form 8-K, filed on June 25, 2003, File No. 1-10262, and incorporated by reference herein).

*31.1	Certification by Chief Executive Officer of Harken Energy Corporation.

*31.2	Certification by Chief Financial Officer of Harken Energy Corporation.

*32.1	Certificate of the Chief Executive Officer of Harken Energy Corporation.

*32.2	Certificate of the Chief Financial Officer of Harken Energy Corporation.

*	Filed herewith

(b)	Reports on Form 8-K

On August 14, 2003, Harken filed a Form 8-K announcing its financial results for the quarter and six months end June 30, 2003.

On September 29, 2003, Harken filed a Form 8-K announcing it had entered into a purchase and sale agreement for the sale of certain non-core domestic oil and gas assets.

On October 24, 2003, Harken filed a Form 8-K announcing that it exercised its right to mandatorily convert its 7% Senior Convertible Notes due 2007 that were issued on or before January 31, 2003 into shares of Harken and that it had provided notice of its election to redeem the 5% Convertible Notes due November 2003 for shares of Harken.

On October 27, 2003, Harken filed a Form 8-K announcing that the previously announced purchase and sale of oil and gas properties located in the Panhandle region of Texas had been terminated by both parties to the agreement.

HARKEN ENERGY CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harken Energy Corporation (Registrant)

Date: November 14, 2003	By:	/s/ ANNA M. WILLIAMS

Vice President-Finance and Chief Financial Officer