Form 10-K
period 2003-12-31
HARKEN ENERGY CORP
filed 2004-03-26
CIK 313478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-10262

HARKEN ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2841597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

580 WestLake Park Blvd., Suite 650 Houston, Texas	77079
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (281) 504-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, Par Value $0.01 Per Share	American Stock Exchange

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

The aggregate market value of the voting Common Stock, par value $0.01 per share, held by non affiliates of the Registrant as of June 30, 2003 was approximately $50,013,000. For purposes of the determination of the above stated amount only, all directors, executive officers and 5% or more stockholders of the Registrant are presumed to be affiliates.

The number of shares of Common Stock, par value $0.01 per share, outstanding as of March 1, 2004 was 186,450,409.

Cautionary Statements

Certain information in this Annual Report, including certain information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, is “forward-looking information” as defined by the Private Securities Litigation Reform Act of 1995. Examples include discussions as to Harken’s expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this Annual Report. This information, by its nature, involves estimates, projections, forecasts and uncertainties that could cause actual results or outcomes to differ substantially from those expressed in the forward-looking statement.

The business of Harken Energy Corporation (together with its wholly-owned or controlled subsidiaries, “Harken”) is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond its ability to control. A number of these factors have been identified herein under “Risk Factors” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report, and that are otherwise described from time to time in Harken’s Securities and Exchange Commission (“SEC”) reports filed after this report. The factors include weather conditions; governmental regulations; cost of environmental compliance; inherent risk in the operation of drilling; fluctuations in energy-related commodities prices and the effect these could have on our earnings, liquidity position and the underlying value of our assets; capital market conditions; changes in accounting standards; the risks of operating businesses in regulated industries that are in the process of becoming deregulated or increasingly regulated; and political and economic conditions in Middle America and South America (including inflation rates). Although Harken’s management strives to mitigate market risk through risk management activities, changes in commodity prices can have an adverse impact on earnings and asset values.

Any forward-looking statement speaks only as of the date on which it is made, and Harken undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made.

PART I

ITEM 1. BUSINESS

Overview

Harken is engaged in oil and gas exploration, development and production operations both domestically and internationally through its various subsidiaries. The majority of Harken’s domestic operations presently include oil and gas exploration, development and production operations in the onshore and offshore Gulf Coast regions of South Texas and Louisiana. Harken’s international operations during the year ended December 31, 2003 included three exclusive Association Contracts with the state-owned oil company in the Republic of Colombia and Technical Evaluation Agreements covering acreage in Peru and Panama.

Harken was incorporated in 1973 in the State of California and reincorporated in 1979 in the State of Delaware. Harken’s principal offices are located at 580 WestLake Park Blvd., Suite 650, Houston, Texas 77079, and its telephone number is (281) 504-4000.

Harken divides its operations into two operating segments which are managed and evaluated as separate operations. Harken’s North American operating segment currently consists of Harken’s exploration, development, production and acquisition efforts in the United States. In the first quarter of 2004, Harken established Gulf Energy Management, Company (“GEM”), a wholly-owned subsidiary, to manage its domestic operations held through its other domestic wholly-owned subsidiaries. Harken’s Middle American operating segment currently consists of exploration, development, production and acquisition efforts in Colombia, Peru and Panama as well as potential future operations elsewhere in Central America and South America. All of the Middle American operating revenues during 2003 have been generated from Colombian operations. See “Note 17 – Other Information” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for certain financial information about Harken’s two operating segments and certain financial information about the geographical areas of Harken’s operations.

In March 2002, Global Energy Development, Ltd., a wholly-owned subsidiary of Harken, transferred all of its interests in its international assets, operations, and obligations relating to such assets and such operations were assumed by, a new subsidiary, Global Energy Development PLC (“Global,” a United Kingdom company), in exchange for 92.77% of Global’s common stock. Upon the completion of this exchange transaction, Global then completed the listing of its common stock for trading on the AIM Exchange in London, and sold 7.23% (2,021,902 shares) of such stock in a private placement to investors, of which less than 1% (166,198 shares) of Global was purchased by certain officers, directors and employees of Harken and Global and a family member at the offering price. In December 2002, Harken exchanged 2,000,000 shares of its Global common stock for 1,232,742 redeemable ordinary shares of New Opportunities Investment Trust PLC (“NOIT”), an investment trust organized under the laws of the United Kingdom. This exchange further reduced Harken’s ownership of Global to approximately 85.62%. Global’s executive offices are located at 580 WestLake Park Blvd., Suite 615, Houston, Texas 77079. Global’s business strategy is to develop energy projects internationally and to aggregate assets internationally through strategic acquisitions and alliances.

During 2003, Harken focused on reducing its significant debt obligations consisting primarily of Harken’s 5% Senior Convertible Notes (“5% European Notes”) and Harken’s 5% Convertible Notes (“Benz Convertible Notes”) issued to Benz Energy, Incorporated (“Benz”), which were scheduled to mature in May 2003 and November 2003, respectively. Under its capital restructuring plan, Harken’s management actively worked to repurchase, redeem and/or restructure its outstanding debt obligations prior to their maturity date. Also, certain additional convertible debt obligations were either converted into or redeemed with Harken common stock, under the terms of the specific note agreements, either prior to or upon the maturity date in 2003. Since January 1, 2003 and as of March 25, 2004, Harken has reduced its overall outstanding debt principal amounts by 91%, or approximately $52 million, as compared to the outstanding debt principal amounts as of December 31, 2002. For further discussion concerning Harken’s capital restructuring plan and its efforts to reduce its outstanding debt, see “Liquidity and Capital Resources” contained in Part II, Item 7 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Harken’s capital restructuring plan included a shareholder rights offering effected in 2003. In February 2003, Harken distributed to holders of its common stock, Series G1 preferred stock and Series G2 preferred stock, at no charge, nontransferable subscription rights to purchase shares of its common stock. Harken distributed 32,154,867 subscription rights exercisable for up to 72,885,437 shares of common stock. In connection with the rights offering, subscription rights were properly exercised for 13,169,179 shares of common stock for an aggregate purchase price of $1,807,000. Pursuant to a standby purchase agreement, on March 20, 2003, Lyford Investments Enterprises Ltd. (“Lyford”) purchased the remaining unsubscribed shares of common stock offered in the rights offering at the subscription price.

As a result of the standby commitment, Lyford purchased 59,716,227 shares of common stock from Harken for an aggregate purchase price of approximately $8,193,000. Lyford paid approximately $3,185,000, net of the $5,000,000 outstanding under Harken’s 10% Term Loan Payable to Lyford (“Investor Term Loan”), plus accrued interest, in cash to Harken at the closing of the standby commitment. As a result, no amounts remain outstanding under the Investor Term Loan. Harken used the remaining proceeds of the rights offering and the standby commitment in 2003 to redeem certain amounts of the 5% European Notes.

After giving effect to the consummation of Harken’s rights offering and Lyford’s standby commitment, Lyford became the holder of approximately 62% of Harken’s outstanding common stock. Therefore, these transactions resulted in a change of control of Harken. Lyford’s percentage ownership has been subsequently reduced in the aggregate due to the conversions of the 5% European Notes, Harken’s 7% Senior Convertible Notes due 2006 (“the 7% European Notes due 2006”), Harken’s 7% Senior Convertible Notes due 2007 (“7% European Notes”), and certain Series G1, G2 and G3 preferred shares into shares of Harken common stock. As of March 1, 2004, Lyford beneficially owns approximately 35% of Harken’s outstanding common stock. Therefore, Lyford exercises significant voting control over Harken and is in a position to significantly influence decisions relating to the election of Harken’s board of directors and the approval of other matters presented for consideration by the stockholders, which could include mergers, acquisitions, amendments to Harken’s charter and various corporate governance actions. For further discussion regarding Lyford’s concentration of ownership, see “Risk Factors” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7.

North American Exploration and Production Operations

During the three years ended December 31, 2003, Harken has drilled or participated in the drilling of 33 oil and gas wells domestically, completing 24 of the wells drilled. Harken’s domestic drilling activity increased following the August 1999 acquisition of XPLOR Energy, Inc. (“XPLOR,” a wholly-owned subsidiary) and the December 1999 acquisition of prospects from Benz Energy, whereby Harken acquired a variety of domestic prospect acreage within its Texas and Louisiana Gulf Coast area of emphasis. Over the past several years, Harken has capitalized on the higher product prices by selling certain non-strategic producing properties and mineral interests, most of which were outside of Harken’s Gulf Coast operating focus. Such producing property and mineral interest sales during the three years ended December 31, 2003, generated cash proceeds of approximately $24 million, which were used in part to support Harken’s exploration and development activities and repay debt obligations.

During 2002, Harken’s domestic operations shifted from primarily an exploration and development focus to an exploitation and acquisition growth strategy, with a reduced emphasis on exploration. This shift allowed Harken to conserve its capital resources to repurchase convertible debt and other debt obligations pursuant to a capital restructuring plan. For further information concerning this capital restructuring plan, see “Liquidity and Capital Resources” contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations. In April 2002, a wholly-owned subsidiary of Harken acquired certain property interests (the “Republic Properties”) from Republic Resources, Inc., in exchange for 2,645,500 shares of Harken common stock. The Republic Properties consist of interests in 16 oil and gas wells in nine fields and interests in additional prospect acreage located in southern Louisiana and the Texas Gulf Coast region.

During 2003, Harken minimized its drilling activity in order to conserve capital resources to repurchase convertible debt obligations pursuant to the capital restructuring plan. In May 2003, Harken retained Petrie Parkman and Co., Inc. to evaluate its domestic oil and gas assets and to make recommendations to maximize their value. Following the conclusion of Petrie Parkman and Co., Inc’s evaluation and as of December 12, 2003, Harken and certain wholly-owned subsidiaries of Harken sold the majority of its oil and gas properties located in the Panhandle region of Texas for a gross sales price of approximately $7 million, subject to certain adjustments. Harken considered the Panhandle assets as non-core assets since the majority of Harken’s domestic reserves and productions were located along the Gulf Coast regions of Texas and Louisiana. Harken’s Gulf Coast assets are primarily natural gas. In December 2003, Harken used approximately $4 million of the Panhandle asset sales proceeds to repay all outstanding principal and interest under, and terminate Harken’s credit facility with Guaranty Bank FSB.

During 2004, Harken plans to concentrate on the development and growth of North American and Middle American oil and gas assets and energy-based growth opportunities. In the first quarter of 2004, Harken established GEM, a wholly-owned subsidiary, to manage its domestic operations held through its other domestic wholly-owned subsidiaries. In January 2004, Harken’s board of directors approved the 2004 capital expenditure budget of approximately $18 million, a 150% increase in capital expenditures as compared to 2003. Of the 2004 budget, approximately $9 million is allocated to North American capital expenditures. Under Harken’s 2004 capital expenditure budget, Harken’s domestic operating strategy includes efforts to increase its oil and gas reserves in North America through acquisitions, exploitation and development drilling activities. This domestic capital expenditure budget focuses on the onshore and offshore Gulf Coast regions of Texas and Louisiana. Based in part upon the success of its drilling efforts in the fourth quarter of 2003, the majority of this budgeted capital amount will be used to drill five to seven exploitation and development wells in the Lake Raccourci and Lapeyrouse fields in Southern Louisiana. Harken expects to fund these capital expenditures through available cash on hand and through projected cash flow from operations in 2004. Possible weakening commodity prices, a decline in drilling success or substantial delays in bringing on production from wells drilled could cause Harken to reduce its 2004 drilling plans. The majority of Harken’s planned capital expenditures for 2004 are discretionary, and as a result, will be curtailed if sufficient funds are not available.

Harken is continuing to seek joint venture and farmout opportunities to explore and develop its domestic prospect portfolio. Harken is seeking additional acquisition opportunities to expand its domestic operations.

As of December 31, 2003, Harken operates or owns a non-operating working interest in 34 oil wells and 47 gas wells in the United States. Substantially all of Harken’s North American operations are currently located in the onshore and offshore Gulf Coast regions of South Texas and Louisiana and the Texas Panhandle region. There were no domestic customers during 2001, 2002 or 2003 which individually represented 10% or more of Harken’s consolidated revenues.

Gulf Coast Operations — On August 19, 1999, Harken acquired XPLOR whereby XPLOR became a wholly-owned subsidiary of Harken. At December 31, 2003, through XPLOR and other wholly-owned subsidiaries, Harken owns operating and non-operating working interests in 36 gas wells located in various counties in South Texas, concentrated in the Raymondville area of Willacy County and the Esperanza field in Wharton County. In Louisiana, through XPLOR, Harken owns operated and non-operated interests in 24 oil wells and 11 gas wells concentrated primarily in the Main Pass area offshore Plaquemines Parish and the Lake Raccourci area of LaFourche Parish. In April 2002, Harken acquired the Republic Properties, which consist of 16 oil and gas wells located primarily in Jackson County, Texas, the Bayou Sorrel field located in Iberville and Lafayette Parishes, Louisiana. After the sale of certain of our Panhandle operations during the fourth quarter of 2003, substantially all of Harken’s domestic proved reserves are located in the Gulf Coast region of Louisiana and Texas.

During 2002 and 2003, Harken has drilled or participated in the drilling of several Gulf Coast area exploratory and development wells. During the fourth quarter of 2003, one exploitation well was drilled in the Lapeyrouse field. The AM Dupont #2 was successfully drilled and completed, and is now producing at an initial gross rate of approximately 3,600,000 cubic feet per day with 50 barrels of condensate, no water, and a flowing tubing pressure of approximately 4,100 pounds per square inch (“psi”). Harken holds a working interest of approximately 10% in this well. During 2002 and 2003, Harken drilled 28 wells in the Raymondville area of South Texas, successfully completing 27 of the wells drilled. Harken holds an approximate 27% working interest in the Raymondville area wells.

West Texas Operations — Prior to the sale of the Panhandle properties, Harken operated or owned non-operated interests in 157 oil wells and 40 gas wells in Hutchinson and Gray Counties and 61 oil wells in Hockley County, all located in the Panhandle area of Texas. In December 2003, Harken and certain wholly-owned subsidiaries of Harken sold the majority of its oil and gas properties located in the Panhandle region of Texas for gross cash proceeds of approximately $7 million, subject to certain adjustments. At December 31, 2003, Harken continues to own interests in 10 producing oil wells in the Panhandle area of Texas.

Prospect Acreage — In addition to the producing property interests discussed above, Harken, through certain wholly-owned subsidiaries, owns interests in a variety of domestic prospect acreage. Through XPLOR, Harken owns acreage interests in the Lake Raccourci and Lapeyrouse fields of LaFourche and Terrebonne Parishes, respectively, in Louisiana. As part of the December 1999 prospect purchase from Benz Energy, Inc., Harken Gulf Exploration owns prospect acreage interests in the Old Ocean field in Matagorda and Brazoria Counties of Texas.

Middle American Exploration and Development Operations – Colombia

At December 31, 2003, Global held, through Harken de Colombia, Ltd., a wholly-owned subsidiary of Global, three exclusive Association Contracts with Empresa Colombiana de Petroleos (“Ecopetrol”), the state-owned Colombian oil company. A fourth Association Contract with Ecopetrol covering the Cajaro Contract area was terminated in August 2003. Global has proved reserves attributable to each of its three Association Contracts, the Alcaravan, Bolivar and Bocachico Contracts. In the Alcaravan Contract, Global has proved reserves in the Palo Blanco and Anteojos fields. In the Bolivar Contract, Global has proved reserves in the Buturama field. In the Bocachico Contract, Global has proved reserves in the Rio Negro field. Ecopetrol, which purchases the majority of Global’s crude oil production, individually accounted for 29% of Harken’s consolidated revenues in each of 2002 and 2003.

Global has responded to security concerns in Colombia by implementing a number of operating changes including the 2001 decision to replace its field operating employees with outsourced personnel. Global’s operating plans in Colombia are continuing, subject to the ongoing monitoring of security developments. For further discussion of Global’s security concerns in Colombia, see “Risk Factors” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7.

Alcaravan Contract — The Alcaravan Association Contract (the “Alcaravan Contract”) gives Global the exclusive right to explore for, develop and produce oil and gas throughout approximately 24,000 acres in the Alcaravan area of Colombia, which is located in Colombia’s Llanos Basin approximately 140 miles east of Santafe de Bogota. Global has completed the maximum six year seismic and exploratory drilling program of the Alcaravan Contract (the “Exploration Period”).

In October 2001, Global received notification from Ecopetrol that Global could proceed with the sole risk development of the Palo Blanco field of the Alcaravan Association Contract. As such, the term of the Alcaravan Contract related to the productive areas has been extended for a period of 22 years from the date of the October 2001 election by Ecopetrol, subject to the entire term of the Alcaravan Contract being limited to no more than 28 years. Due to Ecopetrol’s election not to participate, Global elected to proceed with the development of the Palo Blanco field on a sole risk basis, whereby Global is entitled to receive Ecopetrol’s 50% share of production after deduction for Ecopetrol’s 20% royalty interest, until Global has recovered 200% of its successful well costs expended, after which time Ecopetrol could elect to begin to receive its 50% working interest share of production. Accordingly, Global reflects its 80% interest in gross production and cash flows in its financial statements and reserve information. Global has retained the acreage covering those structure areas associated with the Palo Blanco and Anteojos discoveries.

Alcaravan Contract Operations – Global has drilled six wells on the Alcaravan acreage, four of which are currently producing. These four producing wells include the Estero #1 and Estero #2 wells, the Canacabare #1 well and the Cajaro #1 well. In February 1997, Global drilled the Estero #1 well and in January 2001, Global drilled the Estero #2 well, both located on the Palo Blanco field. Between January 1, 2004 and March 25, 2004, daily combined production from the Estero #1 and Estero #2 wells from the Palo Blanco field have averaged a total of approximately 540 gross barrels per day. In June 2003, the Cajaro #1 well began production and produced a total of 104,000 gross barrels of oil during the year. At December 31, 2003, Global reflects proved reserves of approximately 1.8 million net barrels related to its interest in the Palo Blanco field. During 2003, Global produced a total of approximately 352,000 gross barrels of oil from its Palo Blanco field, and since inception and through December 31, 2003, Global has produced a cumulative total of approximately 1,866,000 gross barrels of oil from its Palo Blanco field.

At December 31, 2003, Global also reflects proved reserves of approximately 150,000 net barrels related to its interest in the Anteojos prospect within the Alcaravan Contract area, which includes the Canacabare #1 well and the Cajaro #1 well. The Canacabare #1 well, which was drilled during 1998 to a total depth of 8,410 feet, has not produced consistently due to the rainy season and resulting operating conditions in the Llanos Basin area in Colombia. During the last half of 2002, and first quarter of 2003, Global installed a flowline connection, at a cost of approximately $500,000, to Global’s existing Palo Blanco pipeline facility. Daily production from the Canacabare #1 well began in mid- 2003 and produced a total of 38,000 gross barrels of oil during 2003. Global’s net revenue interest in production that may be discovered on the Anteojos prospect will depend on whether or not Ecopetrol elects to participate. Upon the election by Ecopetrol to participate in a field and upon commencement of production from the field, Global will begin to be reimbursed by Ecopetrol out of Ecopetrol’s share of production, net of royalties, for 50% of all direct exploratory well costs incurred prior to the point of Ecopetrol’s participation. Production from a field in which Ecopetrol elects to participate will be allocated as follows: Ecopetrol, on behalf of the Colombian government, will receive a royalty interest of 20% of all production, and all production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Global. Ecopetrol and Global will be responsible for all future development costs and operating expenses in direct proportion to their interest in production. If Ecopetrol does not elect to participate, Global has the choice to proceed with the development of the prospect area on a sole-risk basis. If Global does proceed on a sole-risk basis, it will be entitled to receive Ecopetrol’s 50% share of production after deduction for Ecopetrol’s 20% royalty interest, until Global has recovered 200% of its successful well costs expended, after which time Ecopetrol could elect to receive its 50% working interest share of production.

Global’s net revenue interest in the production from the Mirador discovery on the Cajaro #1 well will depend on whether or not Ecopetrol elects to participate. Upon the election by Ecopetrol to participate in a field, Global will begin to be reimbursed by Ecopetrol out of Ecopetrol’s share of production, net of royalties, for 50% of all seismic costs and direct exploratory well costs (including costs related to dry holes) incurred prior to the point of Ecopetrol’s participation. Production from a field in which Ecopetrol elects to participate will be allocated as follows: Ecopetrol, on behalf of the Colombian government, will receive a royalty interest ranging from 5% to 25% (based on levels of average monthly production) of all production, and all production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Global. Ecopetrol and Global will be responsible for all future development costs and operating expenses in direct proportion to their interest in production. In 2003, Ecopetrol held an 8% royalty interest in the Cajaro #1 well.

Bocachico Contract — Under the Bocachico Association Contract (the “Bocachico Contract”), Global acquired the exclusive rights to conduct exploration and production activities and drilling on this area, which covers approximately 54,700 acres in the Middle Magdalena Valley of Central Colombia. Global has fulfilled all of the work requirements for the Bocachico Contract. Global has completed the Exploration Period related to the Bocachico Contract. The production sharing and term arrangements under the Bocachico Contract are substantially similar to those under the Alcaravan Contract. The Bocachico Contract provides that two years following the end of the Exploration Period, the Bocachico Contract area will be further reduced to 25% of the original area.

Bocachico Contract Operations – From 1996 to 1998, Global drilled and completed three wells on the Bocachico Contract area, all in the Rio Negro prospect. Global initiated sales of production from both the Torcaz #2 and Torcaz #3 wells to a local purchaser at the wellsites, and for most of 1998 these wells produced in excess of 100 gross barrels of oil per day. From 1999 and until the last six months of 2002, Global could not sustain production consistently from the Torcaz wells. However, during the last six months of 2002, Global performed workover procedures on the Torcaz #3 well. During 2003, the Torcaz wells averaged approximately 80 gross barrels of production per day from the Torcaz field. At December 31, 2003, Global reflected proved reserves of approximately 180,000 net barrels related to its interest in the Rio Negro field. There are no significant capital expenditures presently scheduled for the Rio Negro field in 2004.

In December 1999, Global submitted an application to Ecopetrol for their participation in the Rio Negro field. Global submitted an updated application to Ecopetrol in October 2002 and received sole risk approval in June 2003. Accordingly, Global reflects its 80% interest in gross production and cash flows in its financial statements and reserve information.

Bolivar Contract — Under the Bolivar Association Contract (the “Bolivar Contract”), Global acquired the exclusive rights to conduct exploration and production activities in the Bolivar Contract area, which covers approximately 59,000 acres in the Northern Middle Magdalena Valley of Central Colombia.

In February 2001, Global received notification from Ecopetrol that it had elected not to participate in the development of the Buturama field of the Bolivar Association Contract. Due to Ecopetrol’s election not to participate, Global has elected to proceed with the development of the field on a sole risk basis, whereby Global is entitled to receive Ecopetrol’s 50% share of production, after deduction of Ecopetrol’s 20% royalty interest, until Global has recovered 200% of its successful well costs expended, after which time Ecopetrol could elect to begin to receive its 50% working interest share of production. Accordingly, Global reflects its 80% interest in gross production and cash flows in its financial statements and reserve information. In addition, the term of the Bolivar Contract related to the productive areas has been extended for a period of 22 years from the date of such election by Ecopetrol, subject to the entire term of the Bolivar Contract being limited to no more than 28 years.

Global has completed all of the work obligations of the Bolivar Contract. Global and Ecopetrol entered into an agreement in June 2002 whereby Global relinquished all but approximately 59,000 of the Bolivar Contract area acreage in exchange for the release from the sixth year Bolivar Contract work obligations. The release of such acreage did not affect Global’s proved reserves on the Bolivar Contract area. With the execution of this amendment, Global has completed the Exploration Period related to the Bolivar Contract. The production sharing and term arrangements under the Bolivar Contract are substantially similar to the Alcaravan and Bocachico Contracts.

Bolivar Contract Operations – Global has drilled four wells on the Bolivar Contract area. In November 1997, Global spudded its first well on the Bolivar Contract acreage, the Catalina #1, which was found to be productive, but is no longer producing. In March 1998, Global spudded the Olivo #1, which was drilled from the same surface location as the Catalina #1, and was also found to be productive. Two additional wells, the Laurel #1, drilled in 1999, and the Olivo #2, drilled in early 2001, were unproductive.

At December 31, 2003, Global reflects proved reserves (primarily proved undeveloped) of approximately 2.3 million net barrels related to its interest in the Buturama field. Global plans to install a gas injection system to increase reservoir pressure in the Rosa Blanca formation in the Buturama field, scheduled for 2004, for a total cost of completion of approximately $1.7 million. Such costs are expected to be funded out of cash on hand and cash from operations. If sufficient funds are not available, Global intends to seek additional financing, however, there can be no assurance that Global will be able to obtain financing on acceptable terms. During 2003, the Olivo #1 produced a total of 51,000 gross barrels of oil and, since inception, Global has produced cumulative production of approximately 539,000 gross barrels of oil from this well. During 2002, the Catalina #1 and Olivo #1 wells experienced mechanical problems, with workovers and recompletions completed in 2002 at a total approximate cost of $800,000, which was funded out of a combination of cash on hand and cash from operations. During the fourth quarter of 2002, Global modified the lift systems on both the Catalina #1 and Olivo #1 wells at a combined cost of $447,000. Production volumes for the Bolivar Contract area are currently derived from the Olivo #1 well, since the Catalina #1 well is shut-in. Global expects to continue to transport 100% of current and projected Bolivar area production through its current trucking operations. For further discussion of Global’s security concerns in Colombia, see “Risk Factors” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7.

Cajaro Contract — In December 2001, Global signed an Association Contract with Ecopetrol, covering the Cajaro Contract area. Under the Cajaro Contract, which became effective in February 2002,

Global acquired the exclusive rights to conduct exploration and production activities in the Cajaro Contract area. In February 2003, Global commenced drilling operations on the initial well required to be drilled in Cajaro Association Contract, the Cajaro #1 well. In April 2003, Global announced that it had perforated and tested the Upper Mirador zone from 8,263 to 8,267 feet in its Cajaro #1 well. Global placed the Cajaro #1 well on production effective in June 2003. The production from the Cajaro #1 well relates to the Mirador formation located within and attributable to Global’s existing Alcaravan Contract as previously described. In August 2003, Global elected not to proceed with the second year of the Cajaro Association Contract and thereby elected to terminate that agreement without further obligation.

Middle American Operations - Peru

In April 2001, Global, through a wholly owned subsidiary, signed a Technical Evaluation Agreement (“Peru TEA”) with Perupetro, the national oil company of Peru. The Peru TEA covered an area of approximately 6.8 million gross acres in northeastern Peru. Under the terms of the Peru TEA, Global has the option to convert the Peru TEA to a seven year exploration contract, with a twenty-two year production period. Terms of the Peru TEA allowed Global to conduct a study of the area that included the reprocessing of seismic data and evaluation of previous well data. In April 2003, Global received an extension from Perupetro of the Peru TEA to July 2003. In June of 2003 Global submitted a final report and completed all obligations required under the TEA. Prior to the expiration of the Peru TEA in July 2003, Global exercised its option under the Peru TEA and entered into negotiations with Perupetro for a Production Sharing Contract. All work requirements under the Peru TEA were satisfied prior to its expiration. As of March 25, 2004, the negotiations with Perupetro for a Production Sharing Contract are still in progress.

Middle American Operations – Panama

In September 2001, Global, through a wholly owned subsidiary, signed a Technical Evaluation Agreement (“Panama TEA”) with the Ministry of Commerce and Industry for the Republic of Panama. The Panama TEA covered an area approximately 1.4 million gross acres divided into three blocks in and offshore Panama. Under the terms of this Panama TEA, Global performed certain work program procedures and studies and submitted them to the Panamanian government. The Panama TEA provided Global with an option to negotiate and enter into one or more Contracts for the Exploration and Exploitation of Hydrocarbons with the Ministry of Commerce and Industry. Global completed all of its obligations under the Panama TEA and exercised its options to negotiate an Exploration and Exploitation Contract. As of March 25, 2004, the negotiations with the Panamanian government are still in progress.

Middle American Exploration and Development Operations - Costa Rica

Under the terms of an Exploration and Production Concession contract with the Republic of Costa Rica (the “Costa Rica Contract”), Global, through an investment in Harken Costa Rica Holdings (“HCRH,” a Nevada limited liability company), owns an interest in approximately 1.4 million acres in the North and South Limon Back Arc Basin onshore and offshore Costa Rica. Global’s participation in Costa Rica is structured whereby a wholly-owned subsidiary owns a 40% share of the stock of HCRH, with an affiliate of MKJ Xploration, Inc. (“MKJ”) owning the remaining stock of HCRH. MKJ is the operator of HCRH and the Costa Rica Contract.

Costa Rica Operations — In November 1999, HCRH commenced its offshore seismic acquisition program in Costa Rica to collect approximately 100 square kilometers of 3-D seismic information. The seismic data confirmed the viability of the Moin prospect in both the Tertiary and Cretaceous target horizons. In July 2000, HCRH filed its environmental impact study requesting an environmental permit related to the planned drilling operation with the Costa Rican environmental agency SETENA. In March 2002, SETENA denied its approval of the requested environmental permit. HCRH filed an appeal related to this ruling by SETENA, which was denied, in April 2002, without, in Global’s opinion, a valid basis. Since that time, Global has attempted to resolve the Costa Rica government’s infringement on HCRH’s Concession Contract rights. As of March 2004, Global continues to be involved in discussion with the Costa Rica government to reach a resolution of this matter.

In January 2002, the Costa Rica Constitutional Court rendered a published opinion in a suit that had been filed against another oil and gas operator and the Costa Rican ministry of Environment and Energy (“MINAE”) by certain environmental groups. In its opinion, in this case, the Constitutional Court of Costa Rica found, among other issues, that SETENA did not have the current authority to grant environmental permits. The Costa Rica Constitutional Court decision discussed above, and recent political developments in Costa Rica, in the opinion of Harken and Global, severely limit the opportunity for future oil and gas exploration in Costa Rica. Harken fully impaired its investment in Costa Rica operations in 2001. See “Risk Factors” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7.

Other Middle American Operations

Global is committed to broadening its exploration efforts internationally, in addition to its existing operations in Colombia, Peru and Panama. Global’s operational experience in those areas may enable Global to expand its exploration efforts in Latin America or elsewhere. Global’s business strategy is to focus on improvement of its cash flow by increasing its daily production volumes, as well as to develop energy projects and to aggregate international assets through strategic acquisitions and alliances.

Properties and Locations

Production and Revenues – See also “Note 19 – Oil and Gas Disclosures” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for certain information about Harken’s proved oil and gas reserves. A summary of Harken’s and Global’s ownership in its most significant producing properties is as follows:

	Average Working Interest	Average Revenue Interest
Lake Raccourci – Domestic	40%	28%
Lapeyrouse - Domestic	28%	19%
Raymondville - Domestic	27%	19%
Main Pass Block 35 – Domestic	90%	72%
Bayou Sorrel – Domestic	15%	11%
Jackson County, Texas - Domestic	9%	7%
Alcaravan Contract – Colombia	100%	80%
Bolivar Contract – Colombia	100%	80%
Bocachico Contract - Colombia	100%	80%

The following table shows, for the periods indicated, operating information attributable to Harken’s oil and gas interests:

North American

	Year Ended December 31,
	1999	2000	2001	2002	2003
Production:
Natural Gas (Mcf)	2,847,000	4,012,000	3,844,000	3,225,000	2,133,000
Oil (Bbls)	510,000	529,000	273,000	267,000	238,000
Revenues:
Natural Gas	$6,879,000	$16,178,000	$16,643,000	$10,753,000	$11,524,000
Oil	9,188,000	15,422,000	6,708,000	6,617,000	7,229,000

Total	$16,067,000	$31,600,000	$23,351,000	$17,370,000	$18,753,000

Unit Prices:
Natural Gas (per Mcf)	$2.42	$4.03	$4.33	$3.33	$5.40
Oil (per Bbl)	$18.02	$29.15	$24.57	$24.78	$30.38
Production costs per equivalent barrel	$7.84	$10.10	$10.14	$9.06	$11.91
Amortization per equivalent barrel	$5.41	$6.43	$9.10	$8.64	$8.82

Colombia
	Year Ended December 31,
	1999	2000	2001	2002	2003
Production:
Oil (Bbls)	248,000	460,000	500,000	465,000	394,000
Revenues:
Oil	$3,026,000	$10,649,000	$8,291,000	$7,619,000	$8,556,000

Total	$3,026,000	$10,649,000	$8,291,000	$7,619,000	$8,556,000

Unit Prices:
Oil (per Bbl)	$12.20	$23.15	$16.58	$16.38	$21.72
Production and transportation costs per equivalent barrel	$4.90	$4.96	$5.87	$4.38	$6.09
Amortization per equivalent barrel	$3.52	$9.45	$8.66	$8.23	$7.56

Acreage and Wells — At December 31, 2003, Harken and Global owned interests in the following oil and gas wells and acreage.

North American

	Gross Wells		Net Wells		Developed Acreage		Undeveloped Acreage
State	Oil	Gas	Oil	Gas	Gross	Net	Gross	Net
Texas	10	36	10.00	7.81	7,518	3,420	5,160	1,521
Louisiana	24	11	16.43	2.14	6,616	2,442	7,283	3,207

Total	34	47	26.43	9.95	14,134	5,862	12,443	4,728

Colombia

	Gross Wells		Net Wells		Developed Acreage		Undeveloped Acreage
Contract Area	Oil	Gas	Oil	Gas	Gross	Net	Gross	Net
Alcaravan	4	—	3.32	—	2,253	2,253	21,513	10,756
Bocachico	2	—	1.60	—	7,835	3,918	46,771	23,385
Bolivar	2	—	1.60	—	1,953	1,953	57,227	28,614

Total	8	—	6.52	—	12,041	8,124	125,511	62,755

Costa Rica

	Gross Wells		Net Wells		Developed Acreage		Undeveloped Acreage
	Oil	Gas	Oil	Gas	Gross	Net	Gross	Net
Costa Rica	—	—	—	—	—	—	1,400,000	560,000

Drilling Activity — A well is considered “drilled” when it is completed. A productive well is completed when permanent equipment is installed for the production of oil or gas. A dry hole is completed when it has been plugged as required and its abandonment is reported to the appropriate government agency. International activity relates to Global’s Colombian operations. Colombian net wells drilled information does not consider any potential future participation by Ecopetrol. The following tables summarize certain information concerning Harken’s and Global’s drilling activity:

North American

	Number of Gross Wells Drilled
	Exploratory		Developmental		Total
	Productive	Drilled	Productive	Drilled	Productive	Drilled
2001	6	13	6	6	12	19
2002	7	8	—	—	7	8
2003	0	1	5	5	5	6

Total	13	22	11	11	24	33

	Number of Net Wells Drilled
	Exploratory		Developmental		Total
	Productive	Drilled	Productive	Drilled	Productive	Drilled
2001	1.38	2.49	3.25	3.25	4.63	5.74
2002	1.35	1.36	—	—	1.35	1.36
2003	—	0.03	1.18	1.18	1.18	1.21

Total	2.73	3.88	4.43	4.43	7.16	8.31

Colombia

	Number of Gross Wells Drilled
	Exploratory		Developmental		Total
	Productive	Drilled	Productive	Drilled	Productive	Drilled
2001	1	3	—	—	1	3
2002	—	—	—	—	—	—
2003	1	1	—	—	1	1

Total	2	4	—	—	2	4

	Number of Net Wells Drilled
	Exploratory		Developmental		Total
	Productive	Drilled	Productive	Drilled	Productive	Drilled
2001	1.00	3.00	—	—	1.00	3.00
2002	—	—	—	—	—	—
2003	1.00	1.00	—	—	1.00	1.00

Total	2.00	4.00	—	—	2.00	4.00

Employees

As of December 31, 2003, Harken had 26 employees, including 9 employees of Global and its subsidiaries. Harken has experienced no work stoppages or strikes as a result of labor disputes and considers relations with its employees to be satisfactory. Harken maintains group life, medical, dental, surgical and hospital insurance plans for its employees.

Where You Can Find More Information About Harken Energy Corporation

Harken makes available free of charge through its website at www.harkenenergy.com its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q. Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after it electronically files such material with, or furnishes it to the SEC.

ITEM 2. PROPERTIES

See “Item 1. Business” for discussion of oil and gas properties and locations.

Harken and Global have offices in Houston and Southlake, Texas and Bogotá, Colombia. Harken leases approximately 26,800 square feet of office space in Houston, Texas, which lease runs through October 2006, approximately 2,200 square feet in Southlake, Texas, which runs through May 2004, and approximately 658 square feet of office space in Bogotá, Colombia, which lease runs through November 2004. The average annual cost of Harken’s Houston leases are approximately $638,000. See “Liquidity and Capital Resources – Capital Commitments – Consolidated Contractual Obligations” contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3. LEGAL PROCEEDINGS

As previously reported in Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, D.E. Rice and Karen Rice, as Trustees for the Rice Family Living Trust, filed a lawsuit in state court in August 2002 alleging damages from alleged spills by the Company on the Rice’s property. In December 2003, the parties agreed to formal mediation of this matter which took place in January 2004. Following mediation, the parties reached a settlement agreement, whereby Harken and Harken’s insurers agreed to pay to Rice the total sum of $1.9 million in return for a full and final release for all disputes and claims alleged by Rice against Harken. The insurer agreed to contribute $775,000 of this settlement amount. Based on the settlement agreement and the contribution from the insurers, Harken has accrued and expensed $1.125 million in December 2003. Harken’s insurers, pursuant to a separate Fifth Circuit Court of Appeals order, have covered Harken’s legal costs of defense in the litigation.

As previously reported in Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, 420 Energy Investment, Inc. and ERI Investments, Inc. filed a lawsuit against XPLOR Energy, Inc., a wholly-owned subsidiary of Harken (“XPLOR”). Although the outcome of this litigation is uncertain, Harken continues to believe that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken’s financial condition.

As previously reported in Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, New West Resources, Inc. (“New West”), a former XPLOR stockholder, filed a lawsuit against XPLOR, Harken and other defendants. In December 2003, New West voluntarily dismissed XPLOR and Harken and as a result had no material adverse effect on Harken’s financial condition.

As previously reported in Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Black Point Limited (“Black Point”) filed a lawsuit alleging that Global Ltd., aided and abetted by officers of Harken, fraudulently induced Black Point to spend time and money locating prospective business partners for Global Ltd. in the People’s Republic of China. Pursuant to an agreement between the parties, a joint motion to dismiss was filed with the court, and the court dismissed the lawsuit in its entirety in May 2003.

In May 2002, Henry C. Magee III (“Magee”) filed a complaint against XPLOR Energy SPV-I, Inc. and XPLOR Energy Operating Company, as the successor in Interest to Araxas SPV-I, Inc. and Araxas Exploration, Inc. in the United States District Court for the Eastern District of Louisiana. In his complaint, Magee alleges that Xplor breached a contractual obligation relating to a royalty interest assignment from XPLOR’s predecessor in interest, Araxas Exploration, Inc. The court granted Magee’s motion for summary as to a disputed interpretation of the assignment clause but reserved for trial XPLOR’s reformation claim. Trial of this issue is not anticipated until the fourth quarter of 2004. XPLOR will continue to vigorously dispute these claims and retains the right to appeal the summary judgment granted by the court. While the results of the trial and any appeals related to the trial or summary judgment remain uncertain, Harken believes the ultimate outcome will not have a material adverse effect on Harken’s financial conditions and results of operations.

On October 31, 2003, Xplor was served with a complaint filed by Apache Corporation in the Harris County District Court. As alleged in its complaint, Apache sought payment of $219,000 plus interest and attorneys’ fees. Apache alleged that the amount demanded was due pursuant to the terms of a 1998 purchase and sale agreement between Apache and Xplor. Xplor refuted Apache’s allegations and intends to seek dismissal of the complaint. In March 2004, Apache and XPLOR executed a letter agreement agreeing to resolve all controversies between the parties and to the dismissal of this case.

In September 2003, Harken de Colombia Ltd., a Harken subsidiary, obtained a copy of a demand submitted on behalf of several former employees of Geophysical Acquistion & Processing Services Ltd. (“GAPS”), a subcontractor to Harken de Colombia Ltd. In their demand, the former GAPS employees request that the Colombian labor courts in Bogotá, Colombia, declare Harken de Colombia jointly liable with GAPS for past wages allegedly due to the former GAPS employees. Harken disputes the allegations submitted by the former GAPS employees and will vigorously defend against those allegations. A similar claim brought by another group of former GAPS employees in La Dorada, Colombia, was successfully rejected by Harken and dismissed by the labor court in that city. In December 2003, the court dismissed the claims of the GAPS employees.

Harken and its subsidiaries currently are involved in various other lawsuits and other contingencies, which in management’s opinion, will not result in a material adverse effect upon Harken’s financial condition or operations taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Harken held its 2002 annual meeting of stockholders on February 17, 2004. At the meeting, Harken’s stockholders voted on the following five proposals and cast their votes as follows:

Proposal 1: To approve an amendment to Harken’s Certificate of Incorporation to eliminate the classification of directors;

For	Against	Abstentions	Broker Non-votes
169,855,637	1,296,760	296,998	—

Proposal 2: To approve an amendment to Harken’s Certificate of Incorporation to eliminate the requirement that the holders of two-thirds of the outstanding shares vote for the removal of any or all directors;

For	Against	Abstentions	Broker Non-votes
94,596,342	1,486,308	1,698,408	73,407,857

Proposal 3: To approve an amendment to Harken’s Certificate of Incorporation to eliminate cumulative voting;

For	Against	Abstentions	Broker Non-votes
93,327,189	2,692,790	1,761,079	73,407,857

Proposal 4: To elect five directors to serve until the next annual meeting of stockholders, or until their successors are duly elected and qualified;

Nominee	For	Withheld	Broker Non-votes
Michael M. Ameen, Jr.	166,914,696	4,534,699	—
Mikel D. Faulkner	168,933,738	2,515,657	—
Dr. J. William Petty	168,339,880	3,109,515	—
Alan G. Quasha	169,343,733	2,105,662	—
H.A. Smith	169,120,972	2,328,423	—

Proposal 5: Solely in the event that the stockholders did not approve the amendment of Harken’s Certificate of Incorporation. To eliminate the classification of directors under proposal 1, to elect two Class A directors to hold office until 2006 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. Since Proposal 1 was approved, stockholder voting on Proposal 5 was not required.

Proposal 6: To approve an amendment to Harken’s Certificate of Incorporation to increase the number of shares of Harken’s common stock, par value $0.01, authorized for issuance.

For	Against	Abstentions	Broker Non-votes
165,567,647	5,461,366	420,383	—

Information Concerning the 2003 Annual Meeting of Stockholders

Harken expects to hold its 2003 Annual Meeting of Stockholders during the second quarter of fiscal year 2004. Stockholders that desire to have a proposal included in Harken’s proxy materials for the 2003 Annual Meeting should provide written notice to Harken of the intention to submit a proposal no later than April 7, 2004. The written notice should be submitted to the Secretary of Harken at 580 WestLake Park Boulevard, Suite 650, Houston, Texas 77079 and must include the following:

•	a brief description of the business desired to be bought before the meeting and the reasons for conducting that business at the meeting;

•	the name and address of the proposing stockholder;

•	the number of shares of common stock beneficially owned by the proposing stockholder; and

•	any material interest of the proposing stockholder in such business.

In addition, the stockholder must comply with the SEC’s rules and regulations governing stockholder proposals.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Since March 18, 1991, Harken common stock has been listed on the American Stock Exchange and traded under the symbol HEC. At December 31, 2003, there were approximately 1,625 holders of record of Harken common stock. See “Risk Factors” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 – If Harken does not continue to meet the listing requirements of the American Stock Exchange, its common stock could be delisted, for further discussion.

The following table sets forth, for the periods indicated, the reported high and low closing sales prices of Harken common stock on the American Stock Exchange Composite Tape.

		Prices
		High	Low
2002 —	First Quarter	$1.24	$0.86
	Second Quarter	0.90	0.33
	Third Quarter	0.52	0.22
	Fourth Quarter	0.30	0.16
2003 —	First Quarter	0.37	0.16
	Second Quarter	0.47	0.28
	Third Quarter	0.76	0.30
	Fourth Quarter	1.28	0.58

Dividends

Harken has not paid any cash dividends on common stock since its organization and does not contemplate that any cash dividends will be paid on shares of common stock in the foreseeable future. Dividends may not be paid to holders of common stock prior to all dividend obligations related to Harken Series G1 Preferred Stock, Series G2 Preferred Stock and Series G3 Preferred Stock being satisfied.

During 2002, Harken’s Board of Directors declared that a dividend of all accrued and unpaid dividends as of December 31, 2002 be payable to holders of Harken Series G1 Preferred Stock and Series G2 Preferred Stock, such dividend to be paid with shares of Harken common stock. As of the record date for the dividends, December 26, 2002, there were 402,688 shares of Series G1 Preferred outstanding and 93,150 shares of Series G2 Preferred Stock outstanding. In January 2003, a total of 586,755 shares of Harken common stock were paid to holders of Series G1 Preferred Stock and a total of 360,010 shares of Harken common stock were paid to holders of Series G2 Preferred Stock.

During 2003, Harken’s Board of Directors declared that a dividend be paid on all accrued and unpaid dividends as of December 31, 2003 payable to holders of Harken Series G1 Preferred and Series G2 Preferred, such dividend to be paid with shares of Harken common stock. As of the record date for such dividends, December 30, 2003, there were 325,312 shares of Series G1 Preferred outstanding and 61,650 shares of Series G2 Preferred outstanding. During January and February 2004, a total of approximately 208,000 shares of

Harken common stock were paid to holders of Series G1 Preferred stock and a total of approximately 164,000 shares of Harken common stock were paid to holders of Series G2 Preferred.

On December 31, 2003, Harken paid approximately $144,000 of accrued dividends in cash to holders of Harken Series G3 Preferred Stock.

For further discussion of the terms of the Harken Series G1 Preferred Stock, Series G2 Preferred Stock and Series G3 Preferred Stock outstanding, see Part II, Item 8, “Notes to Consolidated Financial Statements, Note 12 – Stockholders’ Equity.”

For information concerning Harken’s equity compensation plans, including both stockholder approved plans non-stockholder approved plans, see “Security Ownership of Certain Beneficial Owners and Management” in Part III, Item 12.

Recent Sales of Unregistered Securities

The following is a description of the unregistered securities Harken has issued during the period covered by this Annual Report and during the subsequent period through the date of this Annual Report:

1.	On March 10, 2004, Harken issued 3.6 million shares of Harken common stock, along with 1.75 million warrants, which expire in March 2005, to purchase shares of Harken common stock at an exercise price of $1.056 per share, pursuant to a private placement to certain accredited institutional investors as defined in Rule 501 of Registration D, in exchange for $3.5 million in cash. See “Notes to Consolidated Financial Statements, Note 12 – Stockholders’ Equity” contained in Part II, Item 8, for discussion.

2.	On December 15, 2003, Harken issued $5 million in principal amount of 4.25% Senior Convertible Notes due 2006 to certain holders of Harken’s securities, who represented to Harken that they were accredited investors as defined in Rule 501 of Regulation D, in exchange for $5 million in cash. See “Notes to Consolidated Financial Statements, Note 11 – Convertible Notes Payable” contained in Part II, Item 8, for discussion.

3.	On May 15, 2003, Harken issued 92,700 shares of its G-3 Convertible Preferred Stock, $1.00 par value, to certain holders of Harken’s securities, who also represented to Harken that they were accredited investors as defined in Rule 501 of Regulation D, in exchange for 31,350 shares of Series G-1 Convertible Preferred Stock, $1.00 par value, including commissions, with a liquidation value of $100 per share, and $6 million in cash. See “Notes to Consolidated Financial Statements, Note 12 – Stockholders’ Equity” contained in Part II, Item 8, for discussion.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth historical financial data derived from Harken’s audited Consolidated Financial Statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements.

	December 31,
	1999	2000	2001	2002	2003
Operating Data:
Revenues and other	$23,456,000	$44,395,000	$32,423,000	$25,711,000	$27,445,000
Net loss before cumulative effect of change in accounting principle	$(12,845,000)	$(152,933,000)	$(41,023,000)	$(9,807,000)	$(184,000)
Net loss	$(12,845,000)	$(152,933,000)	$(41,023,000)	$(9,807,000)	$(997,000)
Net income (loss) attributed to common stock (3)	$(21,272,000)	$(153,309,000)	$(44,201,000)	$(13,917,000)	$2,132,000
Basic income / (loss) per common share (1):
Net income / (loss) before cumulative effect of change in accounting principle	$(1.48)	$(9.09)	$(2.45)	$(0.64)	$0.03
Net income / (loss)	$(1.48)	$(9.09)	$(2.45)	$(0.64)	$0.02
Diluted income / (loss) per common share (1):
Net income / (loss) before cumulative effect of change in accounting principle	$(1.48)	$(9.09)	$(2.45)	$(0.64)	$(0.02)
Net income / (loss)	$(1.48)	$(9.09)	$(2.45)	$(0.64)	$(0.03)
Balance Sheet Data:
Current assets	$32,178,000	$29,144,000	$14,245,000	$11,021,000	$16,849,000
Current liabilities	11,202,000	13,877,000	10,867,000	44,544,000	8,962,000

Working capital	$20,976,000	$15,267,000	$3,378,000	$(33,523,000)	$7,887,000

Total assets	$298,785,000	$145,347,000	$95,806,000	$85,580,000	$81,012,000
Long-term obligations:
Convertible notes payable	$95,869,000	$69,940,000	$51,388,000	$11,106,000	$3,673,000
Development finance obligation	1,302,000	—	—	—	—
Bank credit facilities	10,500,000	9,937,000	7,937,000	3,810,000	—
Investor term loan	—	—	—	5,000,000	—
Senior secured notes (5)	—	—	—	—	2,020,000
Accrued preferred stock dividends	—	376,000	3,942,000	7,369,000	3,239,000
Asset retirement obligation	3,590,000	4,018,000	4,328,000	4,664,000	6,305,000
Other long-term obligations	1,488,000	523,000	1,130,000	644,000	651,000

Total	$112,749,000	$84,794,000	$68,725,000	$32,593,000	$15,888,000

Stockholders’ equity	$174,834,000	$46,676,000	$16,214,000	$5,131,000	$52,761,000
Series G1 preferred stock outstanding (3)	—	158,000	446,000	403,000	325,000
Series G2 preferred stock outstanding (3)	—	—	95,000	93,000	62,000
Series G3 preferred stock outstanding (3)	—	—	—	—	77,000
Weighted average common shares outstanding (1)	14,413,517	16,863,610	18,063,584	21,742,163	112,694,654
Proved reserves at end of year (2)(4):
Bbls of oil	29,678,000	6,794,000	7,626,000	8,779,000	5,725,000
Mcf of gas	52,818,000	54,836,000	39,393,000	34,508,000	14,214,000
Future net cash inflows	$451,118,000	$421,634,000	$104,166,000	$236,756,000	$136,212,000
Present value (discounted at 10% per year)	$280,427,000	$264,697,000	$63,297,000	$160,237,000	$107,076,000

(1)	Per share amounts and weighted average common shares outstanding calculations reflect the impact of a one-for-ten reverse stock split which was effective November 7, 2000.

(2)	These estimated reserve quantities, future net revenues and present value figures are related to proved reserves located in the United States and Colombia. No consideration has been given to probable or possible reserves. Oil and gas year end prices were held constant except where future price increases were fixed and determinable under existing contracts and government regulations. Due primarily to a significant reduction in Harken’s proved undeveloped oil reserves on its Bolivar Association Contract in Colombia, Harken recorded a non-cash valuation allowance of approximately $156.4 million during the year ended December 31, 2000.

Due to reduced oil and gas prices as of December 31, 2001, Harken recorded a consolidated non-cash valuation allowance of approximately $18.7 million during the year ended December 31, 2001.

(3)	See “Notes to Consolidated Financial Statements, Note 12 - Stockholders’ Equity” contained in Part II, Item 8, for a discussion of Harken Series G1 Preferred Stock, Series G2 Preferred Stock and Series G3 Preferred Stock and the related accounting treatment for preferred stock dividends.

(4)	Includes amounts associated with a 14.38% minority interest of a consolidated subsidiary for the years ended December 31, 2002 and 2003.

(5)	The outstanding principal balance of $2,020,000, plus accrued interest, of the Senior Secured Notes was repaid, in cash in full at a discount, in accordance with the terms of the note agreements, in January 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this report.

Overview

Harken is engaged in oil and gas exploration, exploitation, development and production operations both domestically and internationally through its various subsidiaries. Harken divides its operations into two operating segments, which are managed and evaluated as separate operations. Harken’s North American operating segment presently consists of Harken’s exploration, exploitation, development, production and acquisition efforts in the United States. Substantially all of Harken’s North American operations currently include those activities in the onshore and offshore Gulf Coast regions of South Texas and Louisiana. Harken also has oil and gas properties located in the Western and Panhandle regions of Texas. Harken’s Middle American operations currently include Global’s activities in Colombia, Panama and Peru. Although Global owns an interest in approximately 1.4 million acres in Costa Rica, Harken believes that political and judicial developments has severely limited the opportunity for future oil and gas development in that country. All of the Middle American operating revenues during 2003 have been generated from Colombian operations.

During 2003, Harken focused on reducing its significant debt obligations, consisting primarily of the 5% European Notes and the Benz Convertible Notes which were scheduled to mature in May 2003 and November 2003, respectively. Under its capital restructuring plan, as described below under “Liquidity and Capital Resources”, Harken’s management effected the repurchase, redemption and/or restructuring of certain of its outstanding debt obligations prior to their maturity date. Also, certain convertible debt obligations were either converted into or redeemed with Harken common stock, under the terms of the specific note agreements, either prior to or upon the maturity date. Since January 1, 2003 and as of March 25, 2004, Harken has reduced its overall outstanding debt principal amounts by 91%, or approximately $52 million, as compared to the outstanding debt principal amounts as of December 31, 2002.

In the first quarter of 2004, Harken established Gulf Energy Management, Inc. (“GEM”), a wholly-owned subsidiary, to manage its domestic operations held through its other domestic wholly-owned subsidiaries. Harken’s North American operating segment has experienced successful drilling activity over the past three fiscal years, with an average success completion rate of approximately 73% and an average historical finding cost of approximately $0.93 per million cubic foot equivalent. However, during 2003, Harken minimized its drilling activity in order to conserve capital resources to reduce convertible debt obligations pursuant to the capital restructuring plan. In May 2003, Harken retained Petrie Parkman and Co., Inc. to evaluate its domestic oil and gas assets and to make recommendations to maximize their value. Following the conclusion of Petrie Parkman and Co., Inc’s evaluation and in December 2003, Harken sold the majority of its oil and gas properties located in the Panhandle region of Texas for a gross sales price of approximately $7 million, subject to certain adjustments. Harken considered the Panhandle assets to be non-core assets since the majority of Harken’s domestic reserves and productions were located along the Gulf Coast regions of Texas and Louisiana. Harken’s Gulf Coast assets are primarily natural gas. In December 2003, Harken used approximately $4 million of the Panhandle asset sales proceeds to repay all outstanding principal and interest under, and terminate, Harken’s credit facility with Guaranty Bank FSB.

Harken’s Middle American operations are conducted through its ownership in Global, a public limited company registered in England and Wales under the Companies Act (1985) of the United Kingdom with its ordinary shares admitted for trading on the AIM Exchange in London. In 2002, Harken’s ownership in Global decreased from 100% to 85.62%. See Note 6 – Middle American Operations in the Notes to Consolidated Financial Statements contained in Part II, Item 8 for further discussion. All of the Middle American operating revenues during 2003 have been generated from Global’s Colombian operations. These revenues have increased from the comparable period last year due to higher commodity prices, which were partially offset by lower production volumes.

During 2004, Harken is concentrating on the development and growth of North American and Middle American oil and gas assets and energy-based growth opportunities. In January 2004, Harken’s board of directors approved the 2004 capital expenditure budget of approximately $18 million, a 150% increase in capital expenditures as compared to 2003. Of the 2004 budget, approximately $9 million is allocated to North American capital expenditures and approximately $9 million is allocated to Middle American capital expenditures. Harken expects to fund these capital expenditures through available cash on hand and through projected cash flow from operations in 2004. Possible weakening commodity prices, a decline in drilling success or substantial delays in bringing on production from wells drilled could cause Harken to reduce its 2004 drilling plans. The majority of Harken’s planned capital expenditures for 2004 are discretionary, and as a result, will be curtailed if sufficient funds are not available.

The volatility of crude oil and natural gas prices has a significant impact on the profitability of Harken’s oil and gas operations. Overall, the oil and gas industry benefited from increased oil and gas commodity prices in 2003 helping to generate improved industry cash flows from operations. Worldwide crude oil inventories during 2003 were low compared to average inventories over the last ten years. These lower worldwide crude oil inventories helped contribute to higher crude oil prices as compared to average crude oil prices over the past several years. OPEC restrained marginal international oil supplies in 2003 thereby preventing the growth in oil inventories. Geopolitical disruptions to the international supply of oil occurred in Nigeria, Venezuela and Iraq. Both Venezuela and Iraq had not returned to their average 2002 production levels by the end of 2003. Worldwide demand for oil and gas increased in 2003 in response to improving worldwide economic conditions. Worldwide natural gas inventories in 2003 were slightly above the five year average, but improved demand for natural gas helped contribute to higher natural gas prices in 2003 as compared to average natural gas prices over the past several years. Industry-wide oil and gas drilling activity increased domestically and abroad in 2003 in response to improved industry cash flows from operations.

Critical Accounting Policies

Full cost accounting method — Harken accounts for the costs incurred in the acquisition, exploration, exploitation, development and production of oil and gas reserves using the full cost accounting method. Under full cost accounting rules, the net capitalized costs of evaluated oil and gas properties shall not exceed an amount (the “cost ceiling”) equal to the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, including the use of oil and gas prices as of the end of each quarter, after giving effect to cash flow hedge positions and the asset retirement obligation. Harken reflected a full cost valuation allowance totaling $18.7 million as of December 31, 2001, based on NYMEX prices of $19.84/barrel and $2.57/mmbtu. As of December 31, 2002, Global reflected a non-cash full-cost valuation allowance totaling approximately $521,000 for unevaluated costs incurred for specific areas which Global no longer intended to pursue under its Technical Evaluation Agreements in Peru and Panama. Global has no proved reserves in Peru and Panama. For a complete discussion of Harken’s proved oil and gas reserves, see Note 19 – Oil and Gas Disclosures in the Notes to Consolidated Financial Statements contained in Part II, Item 8.

As of December 31, 2003, based on NYMEX posted prices of $32.52 per barrel and $6.19 per mmbtu, Harken and Global’s estimates of discounted future net cash flows from proved oil and gas reserves exceeded their adjusted carrying values. Given the volatility of oil and gas prices, it is reasonably possible that the estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline in the future, even if only for a short period of time, it is possible that impairments of oil and gas properties could occur. In addition, it is reasonably possible that additional impairments could occur if costs are incurred in excess of any increases in the cost ceiling, revisions to proved oil and gas reserves occur or if properties are sold for proceeds less than the discounted present value of the related proved oil and gas reserves.

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, Harken has included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, Harken believes amounts required to be reclassified out of oil and gas properties, net of accumulated depreciation and amortization and into a separate intangible assets line item would not be material. Harken’s cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full cost accounting rules.

Colombia operations — During the year ended December 31, 2003, approximately 29% of Harken’s consolidated revenues were generated from Global’s sales to Ecopetrol, the state-owned Colombian oil company. The country of Colombia is currently experiencing heightened security issues which could affect Global’s Colombian operations as well as the strength and operations of Ecopetrol. If Ecopetrol experiences significant adverse conditions in its operations, it may not be able to meet its ongoing financial obligations to Global for delivered production or be able to purchase future production under the terms of existing contract provisions. Global’s Colombian operations could also be directly affected by guerilla activity or other instances or threats of violence, preventing or interrupting Global from producing, transporting or delivering future production volumes. Any such adverse developments in Global’s Colombian operations could result in, among other things, additional full cost valuation allowances and impairments related to Global’s assets.

Asset Retirement Obligations—Harken has significant obligations for the dismantlement and removal of its oil and gas production and related facilities. Estimating future asset removal costs is difficult and requires management to make estimate and judgments since most the removal activities will occur several years in the future. In addition, asset removal technologies and costs are constantly changing, as are political, environmental, safety considerations that may ultimately impact the amount of the obligation. Effective January 1, 2003, Harken changed its method of accounting for asset retirement obligations in accordance with FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 requires asset retirement costs to be capitalized as part of the cost of the related tangible long-lived assets and subsequently allocated to expense using a systematic and rational method over the useful life of the asset. See Note 5—Asset Retirement Obligation Disclosures in the Notes to Consolidated Financial Statements contained in Part II, Item 8 for discussion of implementation and impact of SFAS 143.

Derivative Instruments—Harken is exposed to risk from fluctuations in crude oil and natural gas prices. To reduce the impact of this risk in earnings and to increase the predictability of its cash flow, from time to time Harken enters into certain derivative contracts, primarily collars and floors for a portion of its North American oil and gas operations. At December 31, 2003, Harken holds a natural gas collar contract that was not designated as a hedge under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Harken also holds an oil floor contract, at December 31, 2003, that was designated as a hedge under SFAS 133. These commodity derivative instruments are measured at fair value and recorded as assets or liabilities in the accompanying Consolidated Balance Sheet. When available, quoted market prices are used in determining fair value. The counterparties to these contractual arrangements are limited to creditworthy major institutions.

Accounting for Payment of Series G1 and Series G2 Preferred Stock Dividend Liability in Common Shares – Harken accounts for the payment of the Series G1 and Series G2 Preferred stock dividends with shares of Harken common stock as a debt extinguishment in accordance with Accounting Principles Board Opinion No. 26, “Extinguishment of Debt” (“APB 26”). Accordingly, the difference between the carrying value of the preferred stock dividend liability at December 31, 2002, approximately $7.4 million, and the fair market value of the shares of Harken common stock issued by Harken in payment of the liability in January 2003, approximately $227,000, is recognized as a Payment of Preferred Stock Dividend Liability in Common Shares in the Consolidated Statement of Operations for the year ended December 31, 2003 as a $6.8 million increase, net of income taxes paid on behalf of the preferred shareholders, to Net Income Attributed to Common Shareholders. For further discussion of Harken’s accounting treatment for payment of Series G1 and G2 Preferred stock dividends, see Note 17 – Other Information in the Notes to Consolidated Financial Statements contained in Part II, Item 8.

In January and February 2004, Harken paid the Series G1 and Series G2 Preferred stock dividend liability accrued at December 31, 2003 with 372,000 shares of Harken common stock. Accordingly, the difference between the carrying value of the preferred stock dividend liability at December 31, 2003, approximately $3.1 million, and the fair market value of the shares of Harken common stock issued by Harken in payment of the liability in January and February 2004, approximately $425,000, will be recognized as a Payment of Preferred Stock Dividend Liability in Common Shares in the Consolidated Statement of Operations for the quarter ended March 31, 2004 as a $2.7 million increase to Net Income Attributed to Common Shareholders.

RECENT ACCOUNTING PRONOUNCEMENTS

During December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of certain entities that are determined to be variable interest entities (“VIE’s”). An entity is considered to be a VIE when either (i) the entity lacks sufficient equity to carry on its principal operations, (ii) the equity owners of the entity cannot make decisions about the entity’s activities or (iii) the entity’s equity neither absorbs losses or benefits from gains. Harken owns no interests in variable interest entities, and therefore this new interpretation has not affected Harken’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. “SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and requires than an issuer classify a financial instrument within its scope as a liability (or asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective and adopted by Harken on July 1, 2003. As Harken’s Series G1, Series G2 and Series G3 Preferred stock do not qualify as liabilities under SFAS No. 150, the adoption of this statement did not have an impact on Harken’s financial condition or results of operations.

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, Harken has included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, Harken believes amounts required to be reclassified out of oil and gas properties, net of accumulated DD&A and into a separate intangible assets line item would not be material. Harken’s cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full cost accounting rules.

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” The rescission of Statement No. 4 requires that gains and losses on extinguishments of debt no longer be presented as extraordinary items in the Consolidated Statement of Operations, commencing in 2003. Thus, prior periods have been restated in 2003 to reflect this change in presentation.

RESULTS OF OPERATIONS

The historical results section in “Statement of Operations Comparisons” below present a discussion of Harken’s consolidated operating results prepared in accordance with accounting principles generally accepted in the United States for the years ended December 31, 2001, 2002 and 2003. The discussion of results of operations at the consolidated level is followed by a more detailed discussion of North and Middle American oil and gas revenues and operating expenses in “Segment Information” below. The discussion of our segment operating results is presented on an historical basis for the years ended December 31, 2001, 2002 and 2003:

Statement of Operations Comparisons

Net loss and per-share amounts for each of the years in the three year period ended December 31, 2003, were as follows:

(Thousands of dollars, except per-share amounts)	2001	2002	2003
Net (loss)	$(41,023)	$(9,807)	$(997)
Net income / (loss) attributed to common stock	$(44,201)	$(13,917)	$2,132
Net income / (loss) per share -
Basic	$(2.45)	$(0.64)	$0.02
Diluted	$(2.45)	$(0.64)	$(0.03)

The primary components in Harken’s (1) net loss for the year ended December 31, 2003 to the net loss for the year ended December 31, 2002 and (2) net loss for the year ended December 31, 2002 to the net loss for the year ended December 31, 2001, are outlined in the table below:

	Favorable (Unfavorable) Variance
(Thousands of dollars)	2003 Versus 2002	2002 Versus 2001
North American operating profit (1)	$1,604	$(4,007)
Middle American operating profit (2)	578	227
General and administrative expenses, net	1,088	532
Depreciation and amortization	2,569	3,744
Full cost valuation allowance	521	18,148
Provision for asset impairments	400	13,702
Litigation and contingent liability settlements, net	163	(1,288)
Interest expense and other	1,219	(1,060)
Gains from repurchase / exchange of European Notes	1,997	553
Income tax expense/benefit	421	462
Other	(937)	203
Cumulative effect of change in accounting principle	(813)	—

	8,810	31,216

(1)	North American operating profit is calculated as oil and gas revenues less oil and gas operating expenses.

(2)	Middle American operating profit is calculated as oil and gas revenues less operating expenses, before reduction for minority interest.

General and Administrative Expenses

General and administrative expenses decreased 11% to $9.2 million during 2003 as compared to the prior year due primarily due to employee reductions during 2003 offset by related severance costs. Harken reduced its employee count by 38%, from 42 employees at December 31, 2002 to 26 employees at December 31, 2003. The decrease in general and administrative expenses over prior year period was partially mitigated by increased legal and professional costs in 2003 associated with Harken’s capital restructuring plan. General and administrative expenses decreased 5% during 2002 compared to 2001, due primarily to the personnel and salary reductions in 2002. Harken reduced the number of its employees by 35% in 2002. The decrease in general and administrative expenses was partially mitigated by increased legal and professional costs in 2002 associated with Harken’s capital restructuring plan, as well as the reimbursement in 2001 of approximately $740,000 of litigation expenses pursuant to Harken’s insurance coverage related to such litigation.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased 22% during 2003 compared to the prior year primarily due to decreased production volumes during the period as a result of production decline on both North and Middle American producing properties. Depreciation and amortization expense decreased 25% during 2002 compared to the 2001 primarily due to decreased production volumes during the year as a result of Harken’s sales of certain domestic producing properties. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

Full-Cost Valuation Allowances

During the fourth quarter of 2002, Harken recorded non-cash full-cost valuation allowances totaling $521,000 related to Global’s Peru and Panama unevaluated property costs incurred for specific areas which Global no longer intended to pursue under its Technical Evaluation Agreements in Peru and Panama. Global has no proved reserves associated with the Peru or Panama Technical Evaluation Agreements. Harken did not record any full-cost valuation allowances in 2003.

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

Given the volatility of oil and gas prices, it is reasonably possible that the estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline in the future, even if only for a short period of time, it is possible that additional impairments of oil and gas properties could occur. In addition, it is reasonably possible that additional impairments could occur if costs are incurred in excess of any increases in the present value of future net cash flows from proved oil and gas reserves, or if properties are sold for proceeds less than the discounted present value of the related proved oil and gas reserves. For further discussion, see “Note 4 – Oil and Gas Properties” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8.

Provision for Asset Impairments

During the fourth quarter of 2002, Global reflected an impairment of approximately $400,000 on certain Colombia oilfield equipment consisting of casing and tubing inventory. Based on the low industry demand for such equipment in light of heightened Colombia security concerns, the carrying value of such inventory was in excess of estimated future cash flows from the sale or use of such equipment.

In 2001, Harken reflected asset impairments totaling $14.1 million. Included in asset impairments during 2001 were impairments of approximately $8.8 million related to Global’s investment in the Costa Rica project. Also included in 2001 asset impairments was approximately $3.2 million related to certain transportation facility costs related to Global’s Bolivar Contract area in Colombia, as the carrying value of such facilities was in excess of estimates of future cash flows. Global also reflected an impairment of approximately $1.6 million related to certain deferred transaction costs incurred, primarily for certain merger transaction efforts which were a part of the restructuring of Global’s international assets. In addition, Global reflected an impairment of $620,000 on certain Colombia oilfield equipment because the carrying value of such inventory was in excess of estimated future cash flows from sale or use of such equipment.

Litigation and Contingent Liability Settlements

During the fourth quarter of 2003, Harken accrued and charged to expense $1.1 million associated with ongoing settlement discussions related to the Rice lawsuit. For further discussion of this lawsuit see “Note 20 – Commitments and Contingencies” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8.

Harken also recorded a $1.2 million expense during the second quarter of 2002 relating to the settlement of certain liabilities and contingencies resolved during the second quarter of 2002. As discussed further in “Note 20 — Commitments and Contingencies” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8, Harken accrued and charged to expense approximately $2.2 million related to its mediation agreement signed on August 1, 2002 to resolve the Petrochemical litigation. Such amount was partially offset by approximately $1.0 million related to other accrued liabilities that were settled during the second quarter of 2002 for amounts less than the amounts previously accrued.

Interest Expense and Other

Interest expense and other includes the following for each of the years in the three-year period ended December 31, 2003:

(Thousands of dollars)	2003	2002	2001
Interest expense on debt instruments	$1,830	$3,183	$3,218
Amortization of debt issuance costs	1,483	673	907
Unrealized holding loss on NOIT investment - other than temporary	488	499	—
Accretion of asset retirement obligations (SFAS 143)	460	—	—
Accretion of asset retirement obligations (prior to SFAS 143)	—	335	310
Standby commitment fee – rights offering	—	382	—
Losses on gas collar contract	163	307	72
Colombian war tax	—	295	—
All other	80	49	156

	$4,504	$5,723	$4,663

Interest expense and other decreased 21% during 2003 compared to 2002, primarily due to the overall reduction in Harken’s current and long-term debt associated with the capital restructuring plan. The decrease in interest expense and other was mitigated by Harken’s expensing of the remaining unamortized debt issuance costs of approximately $740,000 related to the issuance of warrants to purchase Global ordinary shares owned by Harken, which were issued to Lyford in consideration for the Investor Term Loan which was paid in full in March 2003. In addition, Harken expensed the $281,000 of debt issuance costs of a promissory note in the principal amount of $1,705,000 (the “Waverley Note”) issued to Waverley Investments Limited (“Waverley”), which was redeemed with cash in full in June 2003. In March 2003, Harken expensed an unrealized holding loss of $488,000 on its investment in shares of New Opportunities Investment Trust PLC, as Harken believed the decline in market value of those shares was other than temporary.

Interest and other expense increased 23% during 2002 compared to 2001. The increase was partially due to the expensing of approximately $382,000 related to the non-refundable portion of the September 2002 standby commitment fee shares issued to Lyford in connection with the rights offering. The increase was also attributed, in part, to a charge of $295,000 related to Colombian war taxes recorded during the third quarter of 2002 by Global. Finally, interest and other expense increased compared to 2001 because during the fourth quarter of 2002, Harken expensed an unrealized holding loss of $499,000 on its investment in shares of NOIT since Harken believed the decline in market value of those shares was other than temporary. See “Note 3 – Investments” in the Notes to Consolidated Financial Statements, contained in Part II, Item 8, for a discussion of this investment.

Gains from Repurchases/Exchanges of Convertible Notes

During 2003 and 2002, Harken repurchased or exchanged certain of its 5% European Notes for cash and/or other debt securities of Harken. During 2003, Harken reflected a gain of approximately $5.5 million from cash purchases, exchanges and/or payment of outstanding 5% European Notes and Benz Convertible Notes in the accompanying Consolidated Statements of Operations. During 2002, Harken recorded a gain of $890,000 relating to the acquisition or exchange of $7,880,000 principal amount of 5% European Notes. Also, in August 2002, Harken repurchased $4,071,000 principal amount of Benz Convertible Notes for $1,231,000 in cash and recorded a gain of approximately $2.8 million related to that transaction. A gain of $2,975,000 was recorded for 2001 related to Harken’s acquisitions of $18,830,000 principal amount of 5% European Notes.

Income Tax Expense/Benefit

Income tax benefit for 2003 was $184,000 as compared to income tax expense of $237,000 for 2002 due primarily to a refund, received in 2003, for the amended 2001 Colombian income tax declaration for Global’s wholly-owned subsidiary, Harken de Colombia, Ltd.

Payment of Preferred Stock Dividend Liability in Common Shares

Harken accounts for the payment of the Series G1 and Series G2 Preferred stock dividends with shares of Harken common stock as a debt extinguishment in accordance with APB 26. Accordingly, the difference between the carrying value of the preferred stock dividend liability at December 31, 2002, approximately $7.4 million, and the fair market value of the shares of Harken common stock issued by Harken in payment of the liability in January 2003, approximately $227,000, is recognized as a Payment of Preferred Stock Dividend Liability in Common Shares in the Consolidated Statement of Operations for the year ended December 31, 2003 as a $6.8 million increase, net of income taxes paid on behalf of the preferred shareholders, to Net Income Attributed to Common Shareholders. For further discussion of

Harken’s accounting treatment for payment of Series G1 and G2 Preferred stock dividends, see Note 17 – Other Information in the Notes to Consolidated Financial Statements contained in Part II, Item 8.

In January and February 2004, Harken paid the Series G1 and Series G2 Preferred stock dividend liability accrued at December 31, 2003 with 372,000 shares of Harken common stock. Accordingly, the difference between the carrying value of the preferred stock dividend liability at December 31, 2003, approximately $3.1 million, and the fair market value of the shares of Harken common stock issued by Harken in payment of the liability in January and February 2004, approximately $425,000, will be recognized as a $2.7 million gain on Payment of Preferred Stock Dividend Liability in Common Shares in the Consolidated Statement of Operations for the quarter ended March 31, 2004 as an adjustment to Net Income Attributed to Common Shareholders.

SEGMENT ANALYSIS

North American Operations:

The following table sets forth Harken’s North American operating results for each of the years in the three-year period ended December 31, 2003:

(Thousands of dollars, except per-unit amounts)	2003	2002	2001
Oil and Gas Revenues	$18,753	$17,370	$23,351

Operating profit	$11,682	$10,078	$14,085

Net oil sold (thousands of bbls)	238	267	273
Net gas sold (thousands of mcf)	2,133	3,225	3,844
Average price of oil sold (per bbls)	$30.38	$24.78	$24.57
Average price of gas sold (per mcf)	$5.40	$3.33	$4.33
Average production & transportation costs (per mcf)	$1.99	$1.51	$1.69

Oil and Gas Revenues and Oil and Gas Expenses for the Year Ended December 31, 2003 Compared to the Prior Year.

Domestic gross oil and gas revenues during 2003 relate to the operations in the onshore and offshore areas of the Texas and Louisiana Gulf Coast and the Western and Panhandle regions of Texas. In March 2003, one of Harken’s wholly-owned subsidiaries sold interests in oil and gas producing properties located in Louisiana for approximately $600,000. In December 2003, Harken and certain wholly-owned subsidiaries sold the majority of their oil and gas properties located in the Panhandle region of Texas for a gross sales price of approximately $7 million, subject to certain adjustments. See Notes to Consolidated Financial Statements, Note 2 – Mergers, Acquisitions and Dispositions contained in Part II, Item 8, for the pro forma effect of the sale of the Panhandle oil and gas properties. During 2003, domestic oil and gas revenues increased 8% to approximately $18.8 million compared to approximately $17.4 million for the prior year due to an increase in average commodity prices received during 2003.

Domestic gas revenues increased 7% to approximately $11.5 million during 2003 compared to approximately $10.7 million for the prior year due to an increase in average gas prices received during the current year, as Harken received an overall average price of $5.40 per Mcf of gas during 2003 compared to $3.33 per Mcf received during 2002. Mitigating the increase in gas revenues was the decline in gas production of 34% to 2,132,515 Mcf in 2003 as compared to 3,225,104 Mcf in 2002.

Domestic oil revenues increased 9% to approximately $7.2 million during 2003 compared to approximately $6.6 million during 2002 due to an increase in oil prices received during 2003 which averaged $30.38 per barrel compared to $24.78 per barrel in 2002. This increase in oil revenues was mitigated by a 11% decrease in oil volumes as compared to prior year.

Domestic oil and gas production volumes are 26% lower in 2003 as compared to 2002 due primarily to high decline rates on certain Lapeyrouse and Lake Raccourci wells which reached the end of their productive lives in specific producing zones, along with normal production decline on other producing properties. Capital expenditures to develop the domestic oil and gas assets in 2003 were minimized in order to focus capital resources on reducing outstanding debt principal balances. North American’s oil and gas production volumes are expected to continue to decrease initially in early 2004 due to the sale of the Panhandle properties in December 2003. Harken’s budgeted capital expenditures for 2004 for domestic operations are approximately $9 million, a 125% increase in domestic capital expenditures as compared to 2003. See “Liquidity and Capital Resources” below for further discussion.

Domestic oil and gas operating expense decreased 3% to approximately $7.1 million during 2003 compared to approximately $7.3 million during the prior year primarily due to a decrease in oil and gas sales volumes in 2003. This decrease was mitigated by increased salt water disposal costs associated with the Lake Raccourci field in Lafourche Parish, Louisiana, along with increased compressor and chemical treating costs per well.

Oil Revenues and Oil Expenses for the Year Ended December 31, 2002 Compared to the Prior Year.

Domestic gas revenues decreased 35% to $10,753,000 during 2002 compared to $16,643,000 for 2001 due primarily to the decrease in average gas prices received during 2002, as Harken received an overall average price of $3.33 per Mcf of gas during 2002 compared to $4.33 per Mcf received during 2001. In addition, gas revenues also declined as a result of reduced production volumes during 2002, which was partially attributed to sales of domestic producing properties during 2001 and 2002. The decline in these gas revenues was partially offset by approximately $433,000 of gas revenues attributable to the Republic Properties acquired in April 2002.

Domestic oil revenues decreased 1% to $6,617,000 during 2002 from $6,708,000 during 2001. Oil prices averaged $24.78 per barrel during 2002 compared to $24.57 per barrel during 2001. Despite the sales of producing properties discussed above, Harken’s domestic oil production volumes remained flat during 2002 compared to 2001, as Harken’s Gulf Coast oil production was reduced by temporary operational curtailments during the first quarter of 2001 at Harken’s Main Pass area, offshore Louisiana.

Domestic oil and gas operating expenses decreased 21% to $7,292,000 during 2002 compared to $9,266,000 during 2001 primarily due to sales of properties. Oil and gas operating expenses increased, however, as a percentage of related oil and gas revenues due primarily to the decrease in gas prices during 2002 compared to 2001. Oil and gas operating expenses decreased per unit of production primarily as a result of increased operating efficiencies at Harken’s Main Pass field.

Middle American Operations:

Middle American revenues during 2003, 2002 and 2001 relate to Global’s oil operations in Colombia, South America. During these years, Global’s revenue primarily related to production from its Bolivar and Alcaravan Association Contract Areas. In 2002, the Torcaz #2 well, from Global’s Bocachico Association Contract Area was also placed on production. In 2003, Global successfully completed the drilling of the Cajaro #1 well on the Alcaravan Contract Area and production from this well commenced in June 2003. The following table sets forth Harken’s Middle American operating results for each of the years in the three-year period ended December 31, 2003:

(Thousands of dollars, except per-unit amounts)	2003	2002	2001
Oil Revenues	$8,556	$7,619	$8,291

Operating profit	$6,158	$5,580	$5,353

Net oil sold (thousands of barrels)	394	465	500
Average price of oil sold (per barrel)	$21.71	$16.38	$16.58
Average production & transportation costs (per barrel)	$6.09	$4.38	$5.87

Oil Revenues and Oil Expenses for the Year Ended December 31, 2003 Compared to the Prior Year.

Global’s oil revenues increased 12% to approximately $8.6 million during 2003 from approximately $7.6 million in 2002 due to increased commodity prices. Average sales prices increased 32% in 2003 compared to prior year. Global’s oil volumes declined in 2003 by 15% compared to 2002 primarily related to normal production decline on the producing wells, mechanical lifting inefficiencies at the Canacabare #1 well and shutting-in of the Catalina #1 well, offset by production from the Cajaro #1 well which began production in June 2003.

In March 2003, Global initiated production from the Canacabare #1 located in Global’s Alcaravan Association Contract block in the Llanos Basin of Eastern Colombia. The well was drilled in 1998 and recorded oil shows in the Carbonera “C-7” sand. Because of poor weather and terrain conditions during the remainder of 1998 and 1999 the well was not completed until 2000. In March 2003, Global completed the installation and commissioned a 26 km pipeline connecting the well to Global’s nearby Palo Blanco field. During 2003, daily production began from the Canacabare #1 well and produced a total of 39,000 gross barrels of oil during 2003.

In April 2003, Global announced it had perforated and tested the Upper Mirador zone from 8,263 to 8,267 feet in its Cajaro # 1 well on Global’s Alcaravan Association Contract in Colombia. Global placed the Cajaro #1 well on production effective in June 2003. Through the discovery and successful testing of the Upper Mirador zone, Global established a new productive reservoir in Global’s Palo Blanco field. Global also tested the Upper Massive Ubaque formation of the Cajaro 1 well, which it found to not be commercially productive.

Middle American operating expenses have increased 18% from approximately $2.0 million for 2002 to approximately $2.4 million for 2003, primarily due to the installation of subsurface production equipment on the Canacabare #1 well, along with generator repair costs for the Bocachico Contract area and the additional operating costs of the Cajaro #1 well which began production in June 2003.

Oil Revenues and Oil Expenses for the Year Ended December 31, 2002 Compared to the Prior Year.

Global’s oil revenues decreased 8% to approximately $7.6 million during 2002 from approximately $8.3 million in 2001 due to decreased production volumes. Average sales prices decreased 1% in 2002 compared to 2001. Global’s oil volumes declined in 2002 by 7% compared to 2001. Estero #2 was completed during the first quarter of 2001 and partially mitigated the production declines related to Global’s Bolivar Contract area production, as Bolivar Contract production was temporarily shut-in during the first quarter of 2002, pending completed workover procedures.

Middle American operating expenses decreased 31% to $2,039,000 for 2002 from $2,938,000 during 2001, primarily as a result of Global’s efforts to reduce field contract labor and equipment rentals. Certain pipeline tariff reimbursements also reduced operating expenses related to Global’s producing fields in Colombia.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

	As of December 31,
(Thousands of dollars)	2003	2002	2001
Current ratio	1.88 to 1	0.25 to 1	1.31 to 1
Working capital / (deficit)	$7,887	$(33,523)	$3,378
Total debt	$7,360	$56,667	$59,325
Total cash less debt	$4,813	$(50,290)	$(50,802)
Stockholders’ equity	$52,761	$5,131	$16,214
Total debt to equity	0.14 to 1	11 to 1	3.7 to 1

Under Harken’s capital restructuring plan during 2002 and 2003, Harken focused its resources and efforts on repurchasing and/or restructuring its outstanding debt obligations. At December 31, 2002, Harken’s negative working capital was approximately $33.5 million. Working capital is the difference between current assets and current liabilities. Harken’s working capital was negative at December 31, 2002 because the 5% European Notes and Benz Convertible Notes, with a combined carrying value of $34.6 million at December 31, 2002, were classified as current liabilities. Harken also classified approximately $2.2 million of its bank credit facility as a current liability due to the monthly reductions of $200,000 of the borrowing base as of December 31, 2002.

During 2003, outstanding debt obligations were reduced to approximately $7.4 million outstanding at December 31, 2003. In 2003, Harken repurchased approximately $12.5 million principal amount of 5% European Notes from certain noteholders for cash at an average discount rate of approximately 40%. Also in 2003, Harken repurchased or exchanged approximately $9.3 million principal amount of 5% European Notes for a combination of cash and other debt securities. In accordance with the terms of the 5% European Notes, upon their maturity in May 2003, Harken redeemed the remaining principal balance of approximately $7.3 million of the 5% European Notes plus accrued interest by issuing approximately 24.8 million shares of Harken common stock. In November 2003, in accordance with the terms of the Benz Convertible Notes and upon maturity, Harken redeemed the outstanding principal amount of approximately $5.7 million, plus accrued interest, for approximately 8.6 million shares of Harken common stock. Also, in December 2003, Harken used approximately $4 million of the Panhandle asset sales proceeds to repay all outstanding principal and interest under, and terminate, Harken’s credit facility with Guaranty Bank FSB.

At December 31, 2003, Harken ended the year with positive working capital of approximately $7.9 million, with outstanding total debt of $7.4 million and approximately $12.2 million cash on hand. In 2004 Harken is concentrating on the growth and development of domestic and international oil and gas assets through the use of available cash on hand and projected cash generated by operations. Harken intends to continue to seek to raise equity or debt financing through the issuance of debt, equity and convertible debt instruments, if needed, for utilization for acquisition and development opportunities as they arise.

Cash and Cash Flow

Net cash flow from operating activities increased $7.6 million, from negative $1.4 million in 2002 to positive $6.2 million in 2003, primarily as a result of changes in working capital items, primarily accounts payable, and an increase in commodity prices. Harken’s cash on hand at December 31, 2003 totaled approximately $12.2 million.

Net cash from financing activities during 2003 totaled approximately $200,000 and consisted of approximately $3.0 million raised through the issuance of Harken’s 7% European Notes, approximately $4.3 million in net cash proceeds from the issuance of Harken common stock associated with the rights offering and standby purchase agreement, approximately $5.8 million in net cash proceeds from the issuance of Harken’s Series G3 Preferred Stock, approximately $4.8 million in net cash proceeds from the issuance of the 4.25% Convertible Notes, offset by approximately $17.7 million in repayments of debt and 5% European Notes. Net cash used in investing activities during 2003 totaled approximately $600,000 and was primarily comprised of approximately $7.9 million in capital expenditures offset by approximately $7.3 million received for the sales of producing domestic oil and gas properties and certain Colombian field inventory. Global’s international capital expenditures for 2003 totaled approximately $4.4 million. Harken’s domestic capital expenditures for 2003 totaled approximately $3.5 million. In December 2003, Harken and certain wholly-owned subsidiaries sold the majority of its oil and gas properties located in the Panhandle region of Texas for a gross sales price of approximately $7 million, subject to certain adjustments.

Completed Debt and Equity Offerings

Rights Offering – In February 2003, Harken distributed to holders of its common stock, Series G1 preferred stock and Series G2 preferred stock, at no charge, nontransferable subscription rights to purchase shares of its common stock.

In connection with the rights offering, subscription rights were properly exercised for 13,169,779 shares of common stock for an aggregate purchase price of $1,807,000. Pursuant to a standby purchase agreement, in March 2003, Lyford purchased the remaining unsubscribed shares of common stock offered in the rights offering at the subscription price.

As a result of the standby commitment, Lyford purchased 59,716,227 shares of common stock from Harken for an aggregate purchase price of approximately $8,193,000. Lyford paid approximately $3,185,000, net of the $5,000,000 outstanding under the Investor Term Loan, plus accrued interest, in cash to Harken at the closing of the standby commitment. As a result, no amounts remain outstanding under the Investor Term Loan. Harken used the remaining proceeds of the rights offering and the standby commitment in 2003 to redeem certain amounts of the 5% European Notes.

After giving effect to the consummation of Harken’s rights offering and Lyford’s standby commitment, Lyford became the holder of approximately 62% of Harken’s outstanding common stock. Therefore, these transactions resulted in a change of control of Harken. Lyford’s ownership has been reduced to approximately 35% as of March 1, 2004 due to the conversions of the 5% European Notes, the 7% European Notes due 2006, certain 7% European Notes due 2007, and certain Series G1, G2 and G3 Preferred shares into shares of Harken common stock. Lyford has the voting power to significantly influence the election of Harken’s board of directors and the approval of other matters presented for consideration by the stockholders, which could include mergers, acquisitions, amendments to Harken’s charter and various corporate governance actions.

Senior Secured Notes — In May 2003, Harken issued $2,020,000 principal amount of Increasing Rate Senior Secured Notes Due 2008 (“Senior Secured Notes”) in exchange for $2,020,000 principal amount of 5% European Notes. In accordance with the terms of the notes, in January 2004, Harken repaid in full, the principal amount of the Senior Secured Notes, at a discount equal to 18%, plus accrued and unpaid interest, with cash.

Other Debt and Equity Issuances — In March 2003, Harken issued $3,410,000 in principal amount of the 7% European Notes due 2007 and $1,705,000 in principal amount of the Waverley Note in exchange for 17,050 shares of Harken’s Series G-1 convertible preferred stock owned by Perry Limited, an affiliate of Waverley, and $3,410,000 in cash. In June 2003, Harken redeemed the entire $1,705,000 principal amount of the Waverley Note for cash, the difference between the carrying value of the Waverley Note and the principal amount was fully accreted to interest expense in the second quarter of 2003.

In May 2003, Harken issued 92,700 shares of the Series G3 Preferred Stock in exchange for 31,350 shares of its outstanding Series G1 Preferred Stock, with a liquidation value of $100 per share, and $6,000,000 in cash.

As described below, on December 15, 2003, Harken issued $5 million principal amount of 4.25% Convertible Notes due 2006 for $5,000,000 in cash.

In March 2004, Harken issued 3.6 million shares of Harken common stock along with 1.75 million warrants, which expire in March 2005, to purchase shares of Harken common stock at an exercise price of $1.056 per share, to two institutional investors in exchange for $3.5 million in cash.

Completed Divestitures

Saleof Investment — In December 2002, Harken exchanged 2,000,000 of its shares of common stock of Global for 1,232,742 of the redeemable ordinary common shares of New Opportunities Investment Trust PLC (“NOIT”), an investment trust organized under the laws of the United Kingdom (a public limited company admitted for trading on the Alternative Investment Market of the London Stock Exchange). This transaction reduced Harken’s ownership in Global from 92.77% to 85.62%. Harken has accounted for the

1,232,742 ordinary shares of NOIT as an investment in available for sale securities in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investment in Debt and Equity Transactions” and has reflected the fair value of the investment as an asset included as Investment in Equity Securities at December 31, 2002 and December 31, 2003. In February 2004, Harken subsequently sold all of its 1,232,742 ordinary shares of NOIT on the Alternative Investment Market of the London Stock Exchange for cash proceeds of approximately $1.7 million.

Salesof Assets — During 2003, Harken sold certain domestic producing property interest for approximately $660,000. In addition, during 2003, Harken received approximately $239,000 as a purchase price adjustment, as defined in the Purchase and Sale Agreement, for a certain 2002 sale of interests in oil and gas producing properties located in Texas. These proceeds were allocated to the domestic full cost pool. During the third quarter of 2003, Global sold certain field inventory for approximately $60,000. In December 2003, Harken and certain wholly-owned subsidiaries sold the majority of its oil and gas properties located in the Panhandle region of Texas for a gross sales price of approximately $7 million, subject to certain adjustments. In December 2003, Harken used approximately $4 million of the Panhandle asset sales proceeds to repay all outstanding principal and interest under, and terminate, Harken’s credit facility with Guaranty Bank FSB.

Obligations and Commitments

4.25% Convertible Notes — In December 2003, Harken issued $5 million principal amount of 4.25% Convertible Notes due 2006 to certain investors. The proceeds are available for the use of development of Harken’s oil and gas assets. The 4.25% Convertible Notes may be redeemed for cash, at Harken’s option, in whole or in part, at any time, upon not less than 10 days notice to the holders. Such 4.25% Convertible Notes are convertible into shares of Harken common stock at a conversion price of $1.25 per share, subject to certain adjustments.

Upon the registration of the underlying Harken common stock issuable upon conversion, the 4.25% Convertible Notes are convertible into shares of Harken common stock at an initial conversion price of $1.25 per share, subject to adjustment in certain circumstances. The 4.25% Convertible Notes are also convertible by Harken into shares of Harken common stock if, for any period of 30 consecutive days commencing upon registration of the underlying conversion shares, the average of the closing prices of Harken common stock for each trading day during such 30-day period shall have equaled or exceeded 125% of the 4.25% Convertible Notes Conversion Price (or $1.56 per share of Harken common stock).

The 4.25% Convertible Notes may be redeemed at Harken’s option, at any time and from time to time, in whole or in part, for cash equal to the outstanding principal and accrued interest to the date of redemption, upon not less than 10 days notice to the noteholders. In addition, Harken may redeem the relevant installment of principal and accrued and unpaid interest of the outstanding 4.25% Convertible Notes for shares of Harken common stock, in each case upon not less than 10 days notice to the noteholders. If Harken elects to redeem the 4.25% Convertible Notes for shares of its common stock, each note will be redeemed for a number of shares of Harken common stock equal to 110% of the principal value of the notes to be redeemed, plus accrued and unpaid interest thereon to the date of redemption, divided by the average market price of the stock over the 10 calendar days immediately preceding the date of the notice of redemption.

Pursuant to the terms of the 4.25% Convertible Notes, Harken is required to maintain unencumbered assets such that the ratio of (1) the fair market value of the unencumbered assets to (2) the outstanding principal amount of the 4.25% Convertible Notes, is equal to or greater than 1.5 to 1.0. At December 31 2003, Harken was in compliance with the asset coverage ratio under the 4.25% Convertible Notes.

North America Commitments – Under Harken’s 2004 capital expenditure budget, Harken’s domestic operating strategy includes efforts to increase its oil and gas reserves in North America through acquisitions, exploitation and development drilling activities. Harken anticipates North American capital expenditures will total approximately $9 million during 2004. This North American capital expenditure budget focuses on the onshore and offshore Gulf Coast regions of Texas and Louisiana. Based in part upon the success of its drilling efforts in the fourth quarter of 2003, the majority of this budgeted capital amount will be used to drill five to seven exploratory and development wells in the Lake Raccourci and Lapeyrouse fields in Southern Louisiana. Harken currently holds an average working interest in the Lake Raccourci producing wells of approximately 40% and holds an average working interest of approximately 28% in the Lapeyrouse producing wells. However, Harken’s planned North American capital expenditures for 2004 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Harken losing certain prospect acreage or reducing its interest in future development projects.

Middle American Commitments — Global anticipates international capital expenditures will total approximately $9.0 million during 2004. None of these capital expenditures result from commitments under the terms of certain of the Association Contracts entered into between Global’s subsidiary Harken de Colombia, Ltd. and Ecopetrol. These contracts required Global to perform certain activities in Colombia in accordance with a prescribed timetable. As of March 25, 2004, Global was in compliance with the requirements of each of the Association Contracts. In light of the political and judicial developments in Costa Rica discussed above, Global is projecting no capital expenditure plans during 2004 with regard to the Costa Rica Contract. Global’s planned international capital expenditures for 2004 includes approximately $7.8 million of discretionary expenditures for the development of the Alcaravan Contract area in Colombia, South America. Global expects to drill approximately three development wells in the Palo Blanco field under the Alcaravan Contract area with the first of those wells, the Estero #4, to be spud in late March 2004. Global’s discretionary capital expenditures will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Global losing certain prospect acreage or reducing its interest in future development projects.

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

Effective January 1, 2003, Harken changed its method of accounting for asset retirement obligations in accordance with FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). Prior to the effective date of SFAS 143, Harken reflected asset retirement obligations for acquired assets net of related estimated salvage values to be realized at the time of retirement. Under the new accounting method, Harken now recognizes the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. At December 31, 2003, Harken’s asset retirement obligation liability was approximately $6.3 million. See Notes to Consolidated Financial Statements, Note 5 – Asset Retirement obligation contained in Part II, Item 8, for further discussions.

Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management’s opinion, will not result in a material adverse effect upon Harken’s financial condition or operations taken as a whole.

Consolidated Contractual Obligations – The following table presents a summary of Harken’s contractual obligations and commercial commitments as of December 31, 2003.

	Payments Due by Period
	2004	2005	2006	2007-2008	Thereafter	Total
Contractual Obligations
Operating Leases(1)	$525,000	$470,000	$430,000	—	—	$1,425,000
Middle American Commitments(2)	—	—	—	—	—	—
North American Commitments(3)	—	—	—	—	—	—
4.25% Convertible Notes(4)	1,667,000	1,667,000	1,666,000	—	—	5,000,000
Senior Secured Notes(5)	—	—	—	—	2,020,000	2,020,000
7% Convertible Notes(6)	—	—	—	340,000	—	340,000
Asset Retirement Obligation	—	918,000	105,000	475,000	4,807,000	6,305,000

Total Contractual Cash Obligations	$2,192,000	$3,055,000	$2,201,000	$815,000	$6,827,000	$15,090,000

(1)	Amount net of sublease arrangements.

(2)	Harken’s 2004 Middle American capital expenditures are budgeted for $9.0 million. However, these capital expenditures are discretionary and, as a result will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Global losing certain prospect acreage or reducing its interest in future development projects.

(3)	Harken’s 2004 North American capital expenditures are budgeted for $9.0 million. However, these capital expenditures are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Harken losing certain prospect acreage or reducing its interest in future development projects.

(4)	Represents the outstanding principal amounts owing under the 4.25% Convertible Notes as of December 31, 2003. These obligations are payable or redeemable for cash or with shares of Harken common stock (See “Note 11 – Convertible Notes Payable” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 for further discussion).

(5)	The outstanding principal balance of $2,020,000, plus accrued interest, of the Senior Secured Notes was repaid, in cash in full at a discount, in accordance with the terms of the note agreements, in January 2004.

(6)	The outstanding principal balance of $340,000 plus accrued interest, of the 7% Convertible Notes were converted into Harken common stock in February 2004.

In addition to the above commitments, during 2004 and afterward, government authorities under Harken’s Louisiana state leases and operators under Harken’s other North American operators may also request Harken to participate in the cost of drilling additional exploratory and development wells. Harken may fund these future domestic expenditures at its discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on many factors outside of Harken’s control, such as the timing of the request, the depth of the wells and the location of the property. Harken’s discretionary capital expenditures for 2004 will be curtailed if Harken does not have sufficient funds available. If Harken does not have sufficient funds or otherwise chooses not to participate, it may experience a delay of future cash flows from proved undeveloped oil and gas reserves. Such expenditure curtailments could also result in Harken losing certain prospect acreage or reducing its interest in future development projects. As of December 31, 2003, Harken had no material purchase obligations.

Off-Balance Sheet Arrangements - As part of Harken’s ongoing business, it does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2003, Harken was not involved in any material unconsolidated SPE transactions.

Adequacy of Capital Sources and Liquidity

Harken believes it has the ability to provide for its operational needs and its 2004 capital program through its projected operating cash flow, partially protected by Harken’s oil and gas hedging instruments, cash on hand, and its ability to raise capital. Harken’s operating cash flow would be adversely affected by declines in oil and natural gas prices, all of which can be volatile. Should projected operating cash flow decline, Harken may reduce its capital expenditures program and/or consider the issuance of debt, equity and convertible debt instruments, if needed, for utilization for the capital expenditure program.

Harken is currently exploring opportunities for possible acquisitions of oil and gas properties. Harken could seek to raise equity or debt financing through the issuance of debt, equity and convertible debt instruments, if needed, for utilization for such acquisition opportunities as they arise. For further discussion regarding risks associated with acquisitions, see “Risks Factors” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7.

If Harken seeks to raise equity or debt financing to fund capital expenditures or other acquisition and development opportunities, those transactions may be affected by the market value of Harken common stock. If the price of Harken common stock declines, Harken’s ability to utilize its stock either directly or indirectly through convertible instruments for raising capital could be negatively affected. Any delisting of Harken’s common stock would also adversely affect Harken’s ability to raise capital in the future by issuing common stock or securities convertible into common stock. Further, raising additional funds by issuing common stock or other types of equity securities would further dilute Harken’s existing stockholders, which dilution could be substantial if the price of Harken common stock decreases. Any securities Harken issues may have rights, preferences and privileges that are senior to Harken’s existing equity securities. Borrowing money may also involve pledging some or all of Harken’s assets. No assurance can be given that Harken will be able to obtain additional financing on favorable terms, if at all, to meet its capital expenditures program or acquisition and development opportunities.

RISK FACTORS

Because of the following factors, as well as other variables affecting Harken’s operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Risk factors associated with Harken’s financial condition:

If Harken does not continue to meet the listing requirements of the American Stock Exchange, its common stock could be delisted.

The American Stock Exchange requires companies to fulfill certain requirements in order for their shares to continue to be listed. The securities of a company may be considered for delisting if the company fails to meet certain financial thresholds, including if the company has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. As of December 31, 2003, Harken has sustained losses in each of Harken’s last five fiscal years. There can be no assurance that Harken will not report additional losses in the future or that the American Stock Exchange will not delist Harken’s common stock. The potential delisting of Harken’s common stock could adversely affect Harken’s ability to raise capital in the future by issuing common stock or securities convertible into common stock.

Harken has a history of losses and may suffer losses in the future.

Harken has reported losses in each of the last five fiscal years, including a net loss of approximately $1.0 million for the year ended December 31, 2003. Harken has reported cumulative net losses of approximately $218 million over the last five fiscal years. Harken’s ability to generate net income is strongly affected by, among other factors, Harken’s ability to successfully drill undeveloped reserves as well as the market price of crude oil and natural gas. During the fourth quarter of 2000, Harken recorded a writedown of Harken’s oil and gas properties of approximately $156 million primarily due to a significant reduction in Harken’s proved undeveloped reserves in Colombia following the drilling of a non-productive well. If Harken is unsuccessful in drilling productive wells or the market price of crude oil and natural gas declines, Harken may report additional losses in the future. Consequently, future losses may adversely affect Harken’s business, prospects, financial condition, results of operations and cash flows.

Harken’s financial condition may suffer if estimates of its oil and gas reserve information are adjusted, and fluctuations in oil and gas prices and other factors affect Harken’s oil and gas reserves.

Harken’s oil and gas reserve information is based upon criteria mandated by the SEC, and reflects only estimates of the accumulation of oil and gas and the economic recoverability of those volumes. Harken’s future production, revenues and expenditures with respect to such oil and gas reserves will likely be different from estimates, and any material differences may negatively affect Harken’s business, financial condition and results of operations.

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

Because all reserve estimates are to some degree subjective, each of the following items may prove to differ materially from that assumed in estimating reserves:

•	the quantities of oil and gas that are ultimately recovered,

•	the production and operating costs incurred,

•	the amount and timing of future development expenditures, and

•	future oil and gas sales prices.

Furthermore, different reserve engineers may make different estimates of reserves and cash flow based on the same available data.

The estimated discounted future net cash flows described in this Annual Report for the year ended December 31, 2003, should not be considered as the current market value of the estimated oil and gas reserves attributable to Harken’s properties from proved reserves. Such estimates are based on prices and costs as of the date of the estimate, in accordance with SEC requirements, while future prices and costs may be materially higher or lower. The SEC requires that Harken report its oil and natural gas reserves using the price as of the last day of the year. Using lower values in forecasting reserves will result in a shorter life being given to producing oil and natural gas properties because such properties, as their production levels are estimated to decline, will reach an uneconomic limit, with lower prices, at an earlier date. There can be no assurance that a decrease in oil and gas prices or other differences in Harken’s estimates of its reserve will not adversely affect Harken’s financial condition and results of operations.

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

Lyford owns a significant amount of our common stock and exercises significant control over us.

As of March 1, 2004, Lyford beneficially owned approximately 35% of the combined voting power of our outstanding common stock. Lyford is in a position to significantly influence decisions with respect to:

•	our direction and policies, including the election and removal of directors,

•	mergers or other business combinations,

•	the acquisition or disposition of our assets,

•	future issuances of our common stock or other securities,

•	our incurrence of debt, and

•	the payment of dividends, if any, on our common stock, and amendments to our certificate of incorporation and bylaws.

Lyford’s concentration of ownership may also have the effect of delaying, deferring or preventing a future change of control.

Risks associated with market conditions:

Harken’s stock price is volatile and the value of any investment in Harken’s common stock may fluctuate.

Harken’s stock price has been and is highly volatile, and Harken believes this volatility is due to, among other things:

•	the results of Harken’s drilling,

•	current expectations of Harken’s future financial performance,

•	commodity prices of oil and natural gas,

•	the volatility of the market in general.

For example, the common stock price has fluctuated from a high of $8.24 per share to a low of $0.15 per share over the last three years ending December 31, 2003. This volatility may affect the market value of Harken’s common stock in the future. See Part II, Item 5: Market for Registrant’s Common Equity and Related Stockholder Matters.

Future sales of Harken’s common stock pursuant to outstanding registration statements may affect the market price of Harken’s common stock.

There are currently several registration statements with respect to Harken’s common stock that are effective, pursuant to which certain of Harken’s stockholders may sell shares of common stock. Any such sale of stock may also decrease the market price of Harken’s common stock.

Any conversions or redemptions of our 4.25% European Notes, or conversions of our Series G1, Series G2 and Series G3 Preferred stock, involving a large issuance of shares could result in a dilution of stockholders’ ownership percentage of our common stock and may result in a decrease in the market value of our common stock. In addition, we may elect to issue a significant number of additional shares of common stock for financing or other purposes, which could result in a decrease in the market price of our common stock.

We have issued shares of preferred stock with greater rights than our common stock and may issue additional shares of preferred stock in the future.

We are permitted under our charter to issue up to 10 million shares of preferred stock. We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. At December 31, 2003, we had outstanding 325,312 shares of Series G1 preferred stock, 61,650 shares of Series G2 preferred stock and 76,700 shares of Series G3 preferred stock. These shares of preferred stock have rights senior to our common stock with respect to dividends and liquidation. In addition, such preferred stock may be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price of our common stock. Each share of Series G1 preferred stock, Series G2 preferred stock and Series G3 preferred stock, may be converted into shares of common stock at conversion prices of $12.50, $3.00 and $0.50 per share of common stock, respectively, for each $100.00 liquidation value of a share of such preferred stock, plus the amount of any accrued and unpaid dividends.

Harken’s domestic operating strategic plan includes the acquisition of additional reserves through business combinations.

Harken’s domestic operations have shifted from primarily an exploration and development focus to an acquisition and exploitation growth strategy, with a reduced emphasis on exploration. Harken is seeking additional acquisition opportunities to expand its domestic operations and increase its oil and gas reserves in North America. Harken may not be able to consummate future acquisitions on favorable terms. Additionally, any such future transactions may not achieve favorable financial results. Inherent in any future acquisitions are certain risks, such as the difficulty of assimilating operations and facilities of the acquired business, which could have a material adverse effect on Harken’s operating results, particularly during the period immediately following such acquisition.

Future business combinations may also involve the issuance of shares of Harken’s common stock, which could have a dilutive effect on stockholders’ percentage ownership. Harken may not have a sufficient number of authorized shares to issue in any such business combinations and Harken may need to obtain stockholder approval to authorize additional shares for issuance. Further, the use of shares in business combinations will reduce the number of shares available for the redemption of existing convertible notes and preferred stock.

In addition, acquisitions may require substantial financial expenditures that will need to be financed through cash flow from operations or future debt and equity offerings by Harken, and Harken may not be able to acquire companies or oil and gas properties using its equity as currency. In the case of cash acquisitions, Harken may not be able to generate sufficient cash flow from operations or obtain debt or equity financing sufficient to fund future acquisitions of reserves.

Risks associated with Harken’s operations:

Oil and gas price fluctuations in the market may adversely affect the results of our operations.

The results of our operations are highly dependent upon the prices received for our oil and natural gas production. Substantially all of our sales of oil and natural gas are made in the spot market, or pursuant to contracts based on spot market prices, and not pursuant to long-term, fixed-price contracts. Accordingly, the prices received for our oil and natural gas production are dependent upon numerous factors beyond our control. These factors include the level of consumer product demand, governmental regulations and taxes, the price and availability of alternative fuels, the level of foreign imports of oil and natural gas and the overall economic environment. Significant declines in prices for oil and natural gas could have a material adverse effect on our financial condition, results of operations and quantities of reserves recoverable on an economic basis. Any significant decline in prices of oil or gas could have a material adverse effect on our financial condition and results of operations. Recently, the price of oil and natural gas has been volatile. For example, during 2002, the price for a bbl of oil ranged from a high of $29.50 to a low of $14.75 and the price for a Mcf of gas ranged from a high of $5.32 to a low of $1.98. During 2003, the price for a bbl of oil ranged from a high of $35.60 to a low of $28.07 and the price for a Mcf of gas ranged from a high of $9.13 to a low of $4.43.

Our operations require significant expenditures of capital that may not be recovered.

We require significant expenditures of capital in order to locate and acquire producing properties and to drill exploratory and exploitation wells. In conducting exploration, exploitation and development activities from a particular well, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, exploitation, development and production activities to be unsuccessful, potentially resulting in abandoning the well. This could result in a total loss of our investment. In addition, the cost and timing of drilling, completing and operating wells is difficult to predict.

The oil and gas we produce may not be readily marketable at the time of production.

Crude oil, natural gas, condensate and other oil and gas products are generally sold to other oil and gas companies, government agencies and other industries. The availability of ready markets for oil and gas that we might discover and the prices obtained for such oil and gas depend on many factors beyond our control, including:

•	the extent of local production and imports of oil and gas,

•	the proximity and capacity of pipelines and other transportation facilities,

•	fluctuating demand for oil and gas,

•	the marketing of competitive fuels, and

•	the effects of governmental regulation of oil and gas production and sales.

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

We are subject to operating hazards normally associated with the exploration and production of oil and gas, including blowouts, explosions, oil spills, cratering, pollution, earthquakes, labor disruptions and fires. The occurrence of any such operating hazards could result in substantial losses to us due to injury or loss of life and damage to or destruction of oil and gas wells, formations, production facilities or other properties. We maintain insurance coverage limiting financial loss resulting from certain of these operating hazards. We do not maintain full insurance coverage for all matters that may adversely affect our operations, including war, terrorism, nuclear reactions, government fines, treatment of waste, blowout expenses and business interruptions. Losses and liabilities arising from uninsured or underinsured events could reduce our revenues or increase our costs. There can be no assurance that any insurance will be adequate to cover losses or liabilities associated with operational hazards. We cannot predict the continued availability of insurance, or its availability at premium levels that justify its purchase.

Drilling oil and gas wells particularly in certain regions of the United States and foreign countries could be hindered by hurricanes, earthquakes and other weather-related operating risks.

Our operations in the Texas and Louisiana Gulf Coast area and in Colombia, Peru and Panama are subject to risks from hurricanes and other natural disasters. Damage caused by hurricanes, earthquakes or other operating hazards could result in substantial losses to us. We are not covered by insurance for any business interruption resulting from such events and, upon the occurrence of a natural disaster, this lack of coverage could have a material adverse effect on our financial position and results of operations.

We face strong competition from larger oil and gas companies, which could result in adverse effects on our business.

The exploration, exploitation and production business is highly competitive. Many of our competitors have substantially larger financial resources, staffs and facilities. Our competitors in the United States include numerous major oil and gas exploration and production companies and in Colombia, Peru and Panama include such major oil and gas companies as BP Amoco, Exxon/Mobil, Texaco/Shell and Conoco/Phillips. These major oil and gas companies are often better positioned to obtain the rights to exploratory acreage for which we compete.

Our operations are subject to various litigation that could have an adverse effect on our business.

Presently, certain of our subsidiaries are defendants in various litigation matters. The nature of our and our subsidiaries’ operations also expose us to further possible litigation claims in the future. For example, we are currently a party to the following pending proceedings:

•	In September 1997, D. E. Rice and Karen Rice, as Trustees for the Rice Family Living Trust (collectively referred to as the Rice family) filed a lawsuit against Harken Exploration Company, one of our wholly-owned subsidiaries, in Texas state court. The Rice family members claim damages in an amount of approximately $40 million from Harken Exploration Company’s alleged spills on their property. The parties have agreed to prepare and execute a final settlement agreement and joint dismissal of the litigation.

•	In December 1999, 420 Energy Investment, Inc. and ERI Investments, Inc. filed a lawsuit against XPLOR Energy, Inc., one of our wholly-owned subsidiaries, in Delaware state court. 420 Energy Investment and ERI Investment allege that they are entitled to appraisal and payment of the fair value of their common stock in XPLOR Energy as of the date XPLOR Energy merged with us.

•	In May 2002, Henry C. Magee III (“Magee”) filed a complaint against XPLOR Energy SPV-I, Inc. and XPLOR Energy Operating Company, as the successor in interest to Araxas SPV-I, Inc. and Araxas Exploration, Inc. in the United States District Court for the Eastern District of Louisiana. In his complaint, Magee alleges that Xplor breached a contractual obligation relating to a royalty interest assignment from XPLOR’s predecessor in interest, Araxas Exploration, Inc.

There is risk that any matter in litigation could be adversely decided against us or our subsidiaries, regardless of our belief, opinion and position, which could have a material adverse effect on our financial condition and results of operations. Litigation is highly costly and the costs associated with defending litigation could also have a material adverse effect on our financial condition.

Compliance with, or breach of, environmental laws can be costly and could limit our operations.

Our operations are subject to numerous and frequently changing laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. We own or lease, and have in the past owned or leased, properties that have been used for the exploration and production of oil and gas and these properties and the wastes disposed on these properties may be subject to the Comprehensive Environmental Response, Compensation and Liability Act, the Oil Pollution Act of 1990, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act and analogous state laws. Under such laws, we could be required to remove or remediate previously released wastes or property contamination. Laws and regulations protecting the environment have generally become more stringent and, may in some cases, impose “strict liability” for environmental damage. Strict liability means that we may be held liable for damage without regard to whether we were negligent or otherwise at fault. Environmental laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed. Failure to comply with these laws and regulations may result in the imposition of administrative, civil and criminal penalties.

Although we believe that our operations are in substantial compliance with existing requirements of governmental bodies, our ability to conduct continued operations is subject to satisfying applicable regulatory and permitting controls. Our current permits and authorizations and ability to get future permits and authorizations, particularly in foreign countries, may be susceptible, on a going forward basis, to increased scrutiny, greater complexity resulting in increased costs, or delays in receiving appropriate authorizations. In particular, we have experienced and may continue to experience delays in obtaining permits and authorization in Colombia necessary for our operations. We are required to obtain an environmental permit or approval from the governments in Colombia, Peru and Panama prior to conducting seismic operations, drilling a well or constructing a pipeline in such foreign locations. Our operations in foreign countries have been delayed in the past and could be delayed in the future through the process of obtaining an environmental permit. Compliance with these laws and regulations may increase our costs of operations, as well as further restrict our foreign operations.

Our foreign operations involve substantial costs and are subject to certain risks because the oil and gas industries in such countries are less developed.

The oil and gas industries in Colombia, Peru and Panama are not as developed as the oil and gas industry in the United States. As a result, our drilling and development operations in many instances take longer to complete and often cost more than similar operations in the United States. The availability of technical expertise, specific equipment and supplies is more limited in Colombia, Peru and Panama than in the United States. We expect that such factors will continue to subject our international operations to economic and operating risks not experienced in our domestic operations. We follow the full cost method of accounting for exploration and development of oil and gas reserves in which all of our acquisition, exploration and development costs are capitalized. Costs related to the acquisition, holding and initial exploration of oil and gas associated with our contracts in countries with no proved reserves are initially capitalized, including internal costs directly identified with acquisition, exploration and development activities. If we abandon all exploration efforts in a country where no proved reserves are assigned, all acquisition and exploration costs associated with the country are expensed. From time to time, we make assessments as to whether our investment within a country is impaired and whether exploration activities within a country will be abandoned based on our analysis of drilling results, seismic data and other information we believe to be relevant. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expenses are difficult to predict.

If we fail to comply with the terms of certain contracts related to our foreign operations, we could lose our rights under each of those contracts.

The terms of each of the Colombian Association Contracts, the Peruvian Technical Evaluation Agreement and the Panamanian Technical Evaluation Agreement require that we perform certain activities, such as seismic interpretations and the drilling of required wells, in accordance with those contracts and agreements. Our failure to timely perform those activities as required could result in the loss of our rights under a particular contract, which would likely result in a significant loss to us. As of December 31, 2003, we were in compliance with the requirements of each of the Colombian Association Contracts.

We require significant additional financing for our foreign operations, which financing may not be available.

We anticipate that full development of our existing and future oil and gas discoveries and prospects in Colombia, Peru and Panama may take several years and require significant additional capital expenditures. If we are unable to timely obtain adequate funds to finance these investments, our ability to develop oil and gas reserves in these countries may be severely limited or substantially delayed. Such limitations or delay would likely result in substantial losses.

We anticipate that amounts required to fund our foreign activities, conducted primarily through our ownership of Global, will be funded from existing cash balances, asset sales, operating cash flows, third-party financing and from joint venture partners. The exact usage of other future funding sources is unknown at this time, and there can be no assurance that we or Global will have adequate funds available to finance our foreign operations.

Our foreign operations are subject to political, economic and other uncertainties.

Our subsidiary, Global, currently conducts significant operations in Colombia, Peru and Panama and may also conduct operations in other foreign countries in the future. At December 31, 2003, approximately 54% of our proved reserve volumes and 29% of our consolidated revenues were related to Global’s Colombian operations. Exploration and production operations in foreign countries are subject to political, economic and other uncertainties, including:

•	the risk of war, revolution, border disputes, expropriation, renegotiation or modification of existing contracts, import, export and transportation regulations and tariffs resulting in loss of revenue, property and equipment,

•	taxation policies, including royalty and tax increases and retroactive tax claims,

•	exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over international operations,

•	laws and policies of the United States affecting foreign trade, taxation and investment, and

•	the possibility of being subjected to the jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States.

Central and South America have a history of political and economic instability. This instability could result in new governments or the adoption of new policies, laws or regulations that might assume a substantially more hostile attitude toward foreign investment. In an extreme case, such a change could result in termination of contract rights and expropriation of foreign-owned assets. Any such activity could result in a significant loss to us and Global.

Guerrilla activity in Colombia could disrupt or delay Global’s operations, and we are concerned about safeguarding Global’s operations and personnel in Colombia.

Colombia’s 40-year armed conflict between the government and leftist guerrilla groups has escalated in recent years. The current government’s quest for peace was unsuccessful. The breakdown of peace negotiations has resulted in increased military action by the Colombian government directed against the rebel groups operating in Colombia. Unless the parties determine to return to peace negotiations, the military confrontation with the rebel groups is expected to continue. Also, the increased activity of right-wing paramilitary groups, formed in opposition to the left-wing guerilla groups, has contributed to the escalation in violence. The increase in violence has affected business interests in Colombia. Targeting such enterprises as symbols of foreign exploitation, particularly in the North of the country, the rebel groups have attempted to hamper production of hydrocarbons. The cumulative effect of escalation in the armed conflict and the resulting unstable political and security situation has led to increased risks and costs and the downgrading of Colombia’s country risk rating. Global’s oil and gas operations are in areas outside guerrilla control and with the exception of its increased security requirements, our operations continue mostly unaffected, although from time to time, guerilla activity in Colombia has delayed our projects there. This guerilla activity has increased over the last few years, causing delays in the development of our fields in Colombia. Guerilla activity, such as road blockades, has also from time to time slowed our deployment of workers in the field and affected our operations. In addition, guerillas could attempt to disrupt the flow of our production through pipelines. In addition to these security issues, we have also become the subject of media focus in Colombia that may further compromise our security position in the country.

There can be no assurance that attempts to reduce or prevent guerilla activity will be successful or that guerilla activity will not disrupt Global’s operations in the future. There can also be no assurance that Global can maintain the safety of its operations and personnel in Colombia or that this violence will not affect its operations in the future. Continued or heightened security concerns in Colombia could also result in a significant loss to us.

The United States government may impose economic or trade sanctions on Colombia that could result in a significant loss to us.

Colombia is among several nations whose progress in stemming the production and transit of illegal drugs is subject to annual certification by the President of the United States. Although Colombia was so certified in 2003, there can be no assurance that, in the future, Colombia will receive certification or a national interest waiver. The failure to receive certification or a national interest waiver may result in any of the following:

•	all bilateral aid, except anti-narcotics and humanitarian aid, would be suspended,

•	the Export-Import Bank of the United States and the Overseas Private Investment Corporation would not approve financing for new projects in Colombia,

•	United States representatives at multilateral lending institutions would be required to vote against all loan requests from Colombia, although such votes would not constitute vetoes, and

•	the President of the United States and Congress would retain the right to apply future trade sanctions.

Each of these consequences could result in adverse economic consequences in Colombia and could further heighten the political and economic risks associated with our operations there. Any changes in the holders of significant government offices could have adverse consequences on our relationship with the Colombian national oil company and the Colombian government’s ability to control guerrilla activities and could exacerbate the factors relating to our foreign operations discussed above. Any sanctions imposed on Colombia by the United States government could threaten our ability to obtain necessary financing to develop the Colombian properties or cause Colombia to retaliate against us, including by nationalizing our Colombian assets. Accordingly, the imposition of the foregoing economic and trade sanctions on Colombia would likely result in a substantial loss and a decrease in the price of our common stock. There can be no assurance that the United States will not impose sanctions on Colombia in the future or predict the effect in Colombia that these sanctions might cause.

Harken may suffer losses from exchange rate fluctuations.

Harken accounts for its Colombian, Costa Rican, Peruvian and Panamanian operations using the U.S. dollar as the functional currency. The costs associated with Harken’s exploration efforts in Colombia, Costa Rica, Peru and Panama have typically been denominated in U.S. dollars. A portion of Colombian revenues are denominated in Colombian pesos. To the extent that the amount of Harken’s revenues denominated in Colombian pesos is greater than the amount of costs denominated in Colombian pesos, Harken could suffer a loss if the value of the Colombian peso were to drop relative to the value of the U.S. dollar. Any substantial currency fluctuations could have a material adverse effect on Harken’s results of operations. In recent years the value of the Colombian peso relative to the U.S. dollar has declined. For example, the average exchange rate for the Colombian peso into U.S. dollars for December 2003 was 0.00036, as compared to an average of 0.000355 for December 2002 and 0.000434 for December 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Harken is exposed to market risk from movements in commodity prices, interest rates and foreign currency exchange rates. As part of an overall risk management strategy, Harken uses derivative financial instruments to manage and reduce risks associated with these factors.

Commodity Price Risk — Harken is a producer of hydrocarbon commodities, including crude oil, condensate and natural gas. Harken uses oil and gas derivative financial instruments, limited to swaps, collars and floors with maturities of 24 months or less, to mitigate its exposure to fluctuations in oil and gas commodity prices on future crude oil and natural gas production. Harken has evaluated the potential effect that near term changes in commodity prices would have had on the fair value of its commodity price risk sensitive financial instruments at year end 2003. As of December 31, 2003, the fair value of Harken’s natural gas collar contract was an approximate liability of $528,000. Assuming a 20% increase in natural gas prices from actual prices at December 31, 2003, the potential increase in the liability of Harken’s natural gas collar contract at December 31, 2003 would have been approximately $105,000. The average percentage of Harken’s natural gas production hedged during 2003 was approximately 36%.

In December 2003, Harken purchased a crude oil floor contract with a strike price of $27.00 per barrel for a notional amount of 6,000 barrels per month over a contract period from January 1, 2004 through December 31, 2004. Harken designated the above derivative as a hedge of the exposure to variability of cash flows related to forecasted sales of specified production from certain of Harken’s domestic property operations. Such crude oil floor contract is reflected in other assets on Harken’s Consolidated Balance Sheet at December 31, 2003 with a fair value of approximately $105,000.

Interest Rate Risk – Consistent with the prior year, Harken invests cash in interest-bearing temporary investments of high quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a significant interest rate risk to Harken. Consistent with the prior year, Harken considers its interest rate risk exposure related to long-term debt obligations to not be material. As at December 31, 2003 all of Harken’s financing obligations carry a fixed interest rate per annum. Harken has no open interest rate swap agreements.

Foreign Currency Exchange Rate Risk – Consistent with the prior year, Global conducts international business in Colombia and is subject to foreign currency exchange rate risk on cash flows related to sales, expenses and capital expenditures that are denominated in Colombian pesos. However, because predominately all material transactions in Global’s existing foreign operations are denominated in U.S. dollars, the U.S. dollar is the functional currency for all operations. Consistent with the prior year, exposure from transactions in currencies other than U.S. dollars is not considered material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements appear on pages 52 through 110 in this Annual Report.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Harken Energy Corporation:

We have audited the accompanying consolidated balance sheet of Harken Energy Corporation as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harken Energy Corporation at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Houston, Texas

March 26, 2003

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Harken Energy Corporation:

We have audited the accompanying consolidated balance sheet of Harken Energy Corporation as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harken Energy Corporation at December 31, 2003, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, effective January 1, 2003, Harken Energy Corporation changed its method of accounting for asset retirement obligations.

BDO SEIDMAN, LLP

Houston, Texas

March 25, 2004

HARKEN ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2003

ASSETS
Current Assets:
Cash and temporary investments	$6,377,000	$12,173,000
Accounts receivable, net of allowance for uncollectible accounts of $376,000 and $229,000 for 2002 and 2003, respectively	3,237,000	2,307,000
Related party notes receivable	105,000	—
Prepaid expenses and other current assets	1,302,000	1,160,000
Investment in equity securities	—	1,209,000

Total Current Assets	11,021,000	16,849,000
Property and Equipment:
Oil and gas properties, using the full cost method of accounting:
Evaluated	340,565,000	342,082,000
Unevaluated	3,483,000	3,112,000
Facilities and other property	25,394,000	25,913,000
Less accumulated depreciation and amortization	(298,985,000)	(308,273,000)

Total Property and Equipment, net	70,457,000	62,834,000
Investment in Equity Securities	1,091,000	—
Other Assets, net	3,011,000	1,329,000

	$85,580,000	$81,012,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Trade payables	$2,356,000	$963,000
Accrued liabilities and other	4,095,000	5,166,000
Revenues and royalties payable	1,342,000	1,166,000
Bank credit facilities	2,176,000	—
Convertible notes payable	34,575,000	1,667,000

Total Current Liabilities	44,544,000	8,962,000
Convertible notes payable	11,106,000	3,673,000
Bank credit facilities	3,810,000	—
Investor term loan	5,000,000	—
Senior secured notes	—	2,020,000
Accrued preferred stock dividends	7,369,000	3,239,000
Asset retirement obligation	4,664,000	6,305,000
Other long-term obligations	644,000	651,000
Minority interest in consolidated subsidiary	3,312,000	3,401,000

Total Liabilities	80,449,000	28,251,000
Commitments and contingencies (Note 20)
Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $100 liquidation value; 700,000 shares authorized, 402,688 and 325,312 shares outstanding, respectively	403,000	325,000
Series G2 Preferred Stock, $1.00 par value; $100 liquidation value; 100,000 shares authorized; 93,150 and 61,650 shares outstanding respectively	93,000	62,000
Series G3 Preferred Stock, $1.00 par value; $100 liquidation value; 150,000 shares authorized; 76,700 shares outstanding	—	77,000
Common stock, $0.01 par value; 225,000,000 shares authorized; 25,447,804 and 185,405,471 shares issued, respectively	254,000	1,854,000
Additional paid-in capital	388,703,000	432,027,000
Accumulated deficit	(383,004,000)	(380,872,000)
Accumulated other comprehensive income	134,000	740,000
Treasury stock, at cost 605,700 shares held	(1,452,000)	(1,452,000)

Total Stockholders’ Equity	5,131,000	52,761,000

	$85,580,000	$81,012,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

HARKEN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2001	2002	2003
Revenues and other:
Oil and gas operations	$31,642,000	$24,989,000	$27,309,000
Interest and other income	781,000	722,000	136,000

	32,423,000	25,711,000	27,445,000

Costs and Expenses:
Oil and gas operating expenses	12,204,000	9,331,000	9,469,000
General and administrative expenses, net	10,830,000	10,298,000	9,210,000
Depreciation and amortization	15,254,000	11,510,000	8,941,000
Full cost valuation allowance	18,669,000	521,000	—
Provision for asset impairments	14,102,000	400,000	—
Litigation and contingent liability settlements, net	—	1,288,000	1,125,000
Interest expense and other, net	4,663,000	5,723,000	4,504,000

	75,722,000	39,071,000	33,249,000

Gains from repurchases/exchanges of Convertible Notes	2,975,000	3,528,000	5,525,000

Loss before income taxes	$(40,324,000)	$(9,832,000)	$(279,000)
Income tax (expense)/benefit	(699,000)	(237,000)	184,000

Loss before cumulative effect of change in accounting principle and minority interest	$(41,023,000)	$(10,069,000)	$(95,000)
Minority interest of subsidiary	—	262,000	(89,000)

Loss before cumulative effect of change in accounting principle	$(41,023,000)	$(9,807,000)	$(184,000)
Cumulative effect of change in accounting principle	—	—	(813,000)

Net loss	$(41,023,000)	$(9,807,000)	$(997,000)

Accretion/Accrual of dividends related to preferred stock	(3,178,000)	(4,110,000)	(3,676,000)
Payment of preferred stock dividend liability in common shares	—	—	6,805,000

Net income / (loss) attributed to common stock	$(44,201,000)	$(13,917,000)	$2,132,000

Basic net income /(loss) per common share:
Income / (loss) per common share before cumulative effect of change in accounting principle	$(2.45)	$(0.64)	$0.03
Cumulative effect of change in accounting principle	—	—	(0.01)

Income / (loss) per common share	$(2.45)	$(0.64)	$0.02

Weighted average shares outstanding	18,063,584	21,742,163	112,694,654

Diluted income / (loss) per common share:
Income / (loss) per common share before cumulative effect of change in accounting principle	$(2.45)	$(0.64)	$(0.02)
Cumulative effect of change in accounting principle	—	—	(0.01)

Loss per common share	$(2.45)	$(0.64)	$(0.03)

Weighted average shares outstanding	18,063,584	21,742,163	112,790,327

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

HARKEN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	G1 Preferred Stock	G2 Preferred Stock	G3 Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2000	158,000	—	—	177,000	371,546,000	(453,000)	(324,886,000)	134,000	46,676,000
Issuance of common stock, net	—	—	—	6,000	95,000	—	—	—	101,000
Issuance of preferred stock, net	336,000	96,000	—	—	14,024,000	—	—	—	14,456,000
Preferred stock dividends	—	—	—	—	—	—	(3,178,000)	—	(3,178,000)
Purchase of treasury stock	—	—	—	—	—	(980,000)	—	—	(980,000)
Conversions of preferred stock	(48,000)	(1,000)	—	4,000	45,000	—	—	—	—
Comprehensive income:
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	(3,025,000)
Net change in derivative fair value	—	—	—	—	—	—	—	1,553,000
Reclassification of derivative fair value into earnings	—	—	—	—	—	—	—	1,634,000
Net loss	—	—	—	—	—	—	(41,023,000)	—
Total comprehensive income (loss)									(40,861,000)

Balance, December 31, 2001	$446,000	$95,000	$—	$187,000	$385,710,000	$(1,433,000)	$(369,087,000)	$296,000	$16,214,000
Issuance of common stock	—	—	—	27,000	2,623,000	—	—	—	2,650,000
Redemption of convertible note	—	—	—	20,000	1,091,000	—	—	—	1,111,000
Repurchase of preferred stock - related party	(6,000)	—	—	—	45,000	—	—	—	39,000
Repurchase of preferred stock	(13,000)	—	—	—	(53,000)	—	—	—	(66,000)
Conversions of preferred stock	(24,000)	(2,000)	—	3,000	463,000	—	—	—	440,000
Repurchase of treasury stock	—	—	—	—	—	(19,000)	—	—	(19,000)
Rights offering costs	—	—	—	17,000	555,000	—	—	—	572,000
Preferred stock dividends	—	—	—	—	—	—	(4,110,000)	—	(4,110,000)
Issuance of stock of subsidiary	—	—	—	—	(1,731,000)	—	—	—	(1,731,000)
Comprehensive income:
Net change in derivative fair value	—	—	—	—	—	—	—	(72,000)
Reclassification of derivative fair value into earnings	—	—	—	—	—	—	—	(90,000)
Net loss	—	—	—	—	—	—	(9,807,000)	—
Total comprehensive loss									(9,969,000)

Balance, December 31, 2002	$403,000	$93,000	$—	$254,000	$388,703,000	$(1,452,000)	$(383,004,000)	$134,000	$5,131,000
Issuance of common stock, net of offering costs	—	—	—	729,000	8,226,000	—	—	—	8,955,000
Conversion/redemption of convertible notes	(17,000)	—	—	817,000	28,727,000	—	—	—	29,527,000
Issuance of preferred stock	(32,000)	—	93,000	—	5,883,000	—	—	—	5,944,000
Repurchase of preferred stock - related party	(5,000)	—	—	—	(43,000)	—	—	—	(48,000)
Conversions of preferred stock	(24,000)	(31,000)	(16,000)	45,000	321,000	—	—	—	295,000
Payment of preferred stock dividends	—	—	—	9,000	210,000	—	6,805,000	—	7,024,000
Accrual of preferred stock dividends	—	—	—	—	—	—	(3,676,000)	—	(3,676,000)
Comprehensive income:
Unrealized holding gain on available for sale investment	—	—	—	—	—	—	—	606,000
Net loss	—	—	—	—	—	—	(997,000)	—
Total comprehensive loss	—	—	—	—	—	—	—		$(391,000)

Balance, December 31, 2003	$325,000	$62,000	$77,000	$1,854,000	$432,027,000	$(1,452,000)	$(380,872,000)	$740,000	$52,761,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

HARKEN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net loss	$(41,023,000)	$(9,807,000)	$(997,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,254,000	11,510,000	8,941,000
Full cost valuation allowance	18,669,000	521,000	—
Provision for asset impairments	14,102,000	400,000	—
Accretion of asset retirement obligation	—	—	460,000
Standby purchase agreement costs	—	300,000	—
Loss on investment	—	499,000	488,000
Amortization of issuance and finance costs	1,084,000	862,000	1,641,000
Gains from repurchases/exchanges of Convertible Notes	(2,975,000)	(3,528,000)	(5,525,000)
Minority interest	—	(262,000)	89,000
Litigation and contingent liability settlements, net	—	1,288,000	1,125,000
Cumulative effect of change in accounting principle	—	—	813,000
Change in assets and liabilities:
(Increase) decrease in accounts receivable	3,181,000	(522,000)	835,000
Decrease in trade payables and other	(597,000)	(2,680,000)	(1,636,000)

Net cash provided by (used in) operating activities	7,695,000	(1,419,000)	6,234,000

Cash flows from investing activities:
Proceeds from sales of assets	13,390,000	2,835,000	7,315,000
Capital expenditures, net	(28,677,000)	(4,951,000)	(7,947,000)
Deconsolidation of subsidiary	(668,000)	—	—

Net cash used in investing activities	(15,955,000)	(2,116,000)	(632,000)

Cash flows from financing activities:
Proceeds from issuances of long-term debt, net of issuance costs	—	4,889,000	4,791,000
Proceeds from issuances of common stock, net of issuance costs	—	921,000	4,319,000
Repayments of debt, convertible notes and long-term obligations	(2,140,000)	(6,363,000)	(17,702,000)
Proceeds from issuance of preferred stock, net of issuance costs	—	—	5,847,000
Proceeds from collection of note receivable	140,000	—	—
Proceeds from issuances of European Notes, net of issuance costs	—	2,327,000	2,997,000
Purchase of preferred stock	—	(366,000)	(58,000)
Treasury shares purchased	(980,000)	(19,000)	—

Net cash provided by (used in) financing activities	(2,980,000)	1,389,000	194,000

Net (decrease)/increase in cash and temporary investments	(11,240,000)	(2,146,000)	5,796,000
Cash and temporary investments at beginning of year	19,763,000	8,523,000	6,377,000

Cash and temporary investments at end of year	$8,523,000	$6,377,000	$12,173,000

The accompanying Notes to Consolidated Financial Statements

are an integral part of these Statements.

HARKEN ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Harken is engaged in oil and gas exploration, development and production operations both domestically and internationally through its various subsidiaries. The majority of Harken’s domestic operations presently include oil and gas exploration, development and production operations in the onshore and offshore Gulf Coast regions of South Texas and Louisiana. Harken’s international operations during the year ended December 31, 2003 included three exclusive Association Contracts with the state-owned oil company in the Republic of Colombia and Technical Evaluation Agreements covering acreage in Peru and Panama.

Principles of Consolidation and Presentation — The Consolidated Financial Statements include the accounts of Harken Energy Corporation (a Delaware corporation) and all of its wholly-owned and majority-owned subsidiaries (“Harken”) after elimination of significant intercompany balances and transactions.

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

Statement of Cash Flows — For purposes of the Consolidated Statements of Cash Flows, Harken considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Harken paid cash for interest in the amounts of $3,720,000, $2,888,000 and $1,769,000 during 2001, 2002 and 2003, respectively. All significant non-cash investing and financing activities are discussed in Notes 2, 11 and 12 – Mergers, Acquisitions and Dispositions, Convertible Notes Payable and Stockholders’ Equity.

Concentrations of Credit Risk — Although Harken’s cash and temporary investments, commodity derivative instruments and accounts receivable are exposed to potential credit loss, Harken does not believe such risk to be significant. Cash and temporary investments includes investments in high-grade, short-term securities, placed with highly rated financial institutions. Most of Harken’s accounts receivable are from a broad and diverse group of industry partners, many of which are major oil and gas companies and do not in total represent a significant credit risk.

Allowance for Doubtful Accounts — Accounts receivable are customer obligations due under normal trade terms. Harken sells its production to companies involved in the transportation and refining of oil and natural gas. Harken performs continuing credit evaluations of its customers’ financial condition and although Harken generally does not require collateral, letters of credit may be required from its customers in certain circumstances.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Harken includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, Harken believes the allowance for doubtful accounts as of December 31, 2003 is adequate. However, actual write-offs might exceed the recorded allowance.

Property and Equipment — Harken follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, exploitation, development and production of oil and gas reserves. Other property is depreciated on the straight-line method over their estimated useful lives ranging from four to twenty years. Production facilities are depreciated on a units-of-production method.

In accordance with the full cost accounting method for oil and gas properties, Harken reflected valuation allowances during each of the years ended December 31, 2001 and 2002 related to the amount of net capitalized costs of evaluated oil and gas properties in excess of the present value of Harken’s oil and gas reserves. See Note 4 – Oil and Gas Properties for further discussion.

Other Assets — Harken includes in other assets certain issuance costs associated with its debt instruments, as well as the cost of oilfield material and equipment inventory, and prepaid drilling costs. At December 31, 2002, other assets included deferred issuance costs of $2,110,000, net of $1,550,000 of accumulated amortization and $716,000 of oilfield material and equipment inventory. At December 31, 2003, other assets included deferred issuance costs of $252,000, net of $23,000 of accumulated amortization, $545,000 of oilfield material and equipment inventory and $449,000 of prepaid drilling costs. Debt issuance costs are amortized over the term of the associated debt instrument.

Middle American Operations — Harken’s Middle American operations are all conducted through its ownership in Global Energy Development PLC (“Global”) (a public limited company registered in England and Wales under the Companies Act (1985) of the United Kingdom) and include oil and gas exploration and development efforts in Colombia, Peru and Panama pursuant to certain Association Contracts and Technical Evaluation Agreements. See further discussion at Note 6 – Middle American Operations. Global accounts for its Middle America activities using the United States dollar as the functional currency as significant exploration expenditures have typically been denominated in U.S. dollars. See further discussion at Notes 4 and 19 — Oil and Gas Properties and Oil and Gas Disclosures.

Capitalization of Interest — Harken capitalizes interest on certain oil and gas exploration and development costs which are classified as unevaluated costs, or which have not yet begun production. During 2001, Harken recorded interest expense of $4,435,000, net of $963,000 of interest which was capitalized to Harken’s oil and gas properties. During 2002, Harken recorded interest expense of $4,191,000, net of $114,000 of interest which was capitalized to Harken’s oil and gas properties. During 2003, Harken recorded interest expense of $3,313,000, net of $103,000 of interest which was capitalized to Harken’s oil and gas properties.

General and Administrative Expenses — Harken reflects general and administrative expenses net of operator overhead charges and other amounts billed to joint interest owners. General and administrative expenses are net of $372,000, $238,000 and $241,000 for such amounts during 2001, 2002 and 2003, respectively.

Provision for Asset Impairments — Assets that are used in Harken’s operations, and are not held for resale, are carried at cost, less any accumulated depreciation and amortization. Harken reviews its long-lived assets, other than its investment in oil and gas properties, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When evidence indicates that operations will not produce sufficient cash flows to cover the carrying amount of the related asset, and when the carrying amount of the related asset cannot be realized through sale, a permanent impairment is recorded and the asset value is written down to fair value.

In January 2002, the Costa Rica Constitutional Court rendered a published opinion in a suit that had been filed against another oil and gas operator and the Costa Rican Ministry of Environment and Energy (“MINAE”) by certain environmental groups. In its opinion, in this case, the Constitutional Court of Costa Rica found, among other issues, that the Costa Rican environmental agency (“SETENA”) did not have the current authority to grant environmental permits. In addition, proposed legislation in the Costa Rica legislature sought to abolish the Costa Rica government’s rights to grant hydrocarbon exploration contracts. In March 2002, the Costa Rica environmental agency SETENA denied its approval of the requested environmental permit related to Harken’s Costa Rica Contract. Harken Costa Rica Holdings (“HCRH “) filed an appeal related to this ruling by SETENA. Due to the Costa Rica Constitutional Court decision, discussed above, even though it did not directly involve HCRH, as well as the pending legislation described above, Harken and Global believe that HCRH’s appeal to SETENA for reconsideration of its denial of the requested permit, or any similar recourse, will be unsuccessful. Further, political developments in Costa Rica, in the opinion of Harken and Global, severely limit the opportunity for future oil and gas exploration in Costa Rica. These significant adverse developments resulted in Harken and Global fully impairing its $8.8 million investment in the Costa Rica project in its Consolidated Statement of Operations for the year ended December 31, 2001.

During 2001, Global also reflected an impairment of approximately $3.2 million related to certain transportation facility costs related to Global’s Bolivar Contract area in Colombia, as the carrying value of such facilities was in excess of estimates of future cash flows. Such estimated future cash flows were based on current production levels, future production expectations based on December 31, 2001 reserve estimates, projected locations of future wells to be drilled and the lack of a ready market to purchase such facilities. Harken continues to utilize transportation facilities related to its Alcaravan Contract area. During 2001, Harken also reflected an impairment of approximately $1.6 million related to certain deferred transaction costs incurred by Global, primarily for certain merger transaction efforts related to the restructuring of Harken’s international assets. Such merger transaction efforts were terminated during 2001 and the corresponding transaction costs were charged to earnings in 2001.

During 2001 and 2002, Global reflected an impairment of $620,000 and $400,000, respectively, based on continuing declines in the market on certain Colombia oilfield equipment consisting primarily of casing and tubing materials held by Global. Based on the low industry demand for such equipment in light of heightened Colombia security concerns, the carrying value of such inventory was in excess of estimated future cash flows from sale or use of such equipment as estimated using third party quotations. A summary of Harken’s Provision for Asset Impairments for the years ended December 31, 2001, 2002 and 2003 are as follows:

	Year Ended December 31, (in thousands)
	2001	2002	2003
Colombia Oilfield Equipment	$620	$400	$—
Costa Rica Investment	8,761	—	—
Colombia Transportation Facilities	3,161	—	—
Transaction Costs	1,560	—	—

	$14,102	$400	$—

Revenue Recognition – Harken uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which Harken is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup its entitled share through production. There are no significant balancing arrangements or obligations related to Harken’s operations.

Commodity Derivative Financial Instruments — Harken has entered into certain commodity derivative instruments to mitigate commodity price risk associated with a portion of its natural gas production and cash flows. Effective January 1, 2001, Harken adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and recognizes all derivatives as assets or liabilities at fair value. For derivatives designated as hedges of forecasted cash flows, Harken records the effective portion of the gain or loss on the derivative as a component of Other Comprehensive Income and reclassifies those amounts to earnings in the period the hedged cash flow affects earnings. Harken records in earnings any gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item. For option and collar derivative contracts, Harken excludes the time value component from the assessment of hedge effectiveness. For derivative instruments not designated as hedging instruments, Harken records the change in fair value of the derivative instrument to earnings in Interest and Other Expense in the Consolidated Statement of Operations. For further discussion, see Note 16 – Derivative Instruments.

Stock Options – Harken applies APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for all stock option plans. No stock-based compensation cost has been recognized in the consolidated statements of operations for stock options granted to employees because the option exercise price was equal to or exceeded the market price of the underlying common stock on the date of grant. See Note 13 for further discussion of Harken’s stock-based employee compensation.

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires Harken to provide pro forma information regarding net income (loss) as if the compensation cost for Harken’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, Harken estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The following table represents the pro forma effect on net income (loss) and income (loss) per share as if Harken had applied the fair value based method and recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year Ended December 31,
	2001	2002	2003
	(in thousands, except for per share data)
Net income / (loss) attributed to common stock, as reported	$(44,201)	$(13,917)	$2,132
Deduct: Total stock-based employee compensation determined under fair value based method for all amounts	(2,577)	(1,227)	(3)

Pro forma net income / (loss) attributed to common stock	$(46,778)	$(15,144)	$2,129
Basic net income / (loss) per share, as reported	$(2.45)	$(0.64)	$0.02
Pro forma basic income / (loss) per share	$(2.59)	$(0.70)	$0.02
Diluted net income / (loss) per share, as reported	$(2.45)	$(0.64)	$(0.03)
Pro forma diluted income / (loss) per share	$(2.59)	$(0.70)	$(0.03)

Sales of Oil and Gas Properties – Harken accounts for sales of oil and gas properties as adjustments of capitalized costs to the full cost pool, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the full cost pool. If a gain or loss calculation is determined to be required based on the significant alteration of the relationship between the capitalized costs and proved reserves, total capitalized costs shall be allocated between the reserves sold and reserves retained on the same basis used to compute amortization, unless there are substantial economic differences between the properties sold and those retained, in which case, capitalized costs are allocated on the basis of the relative fair values of the properties.

Accounting for Payment of Series G1 and Series G2 Preferred Stock Dividend Liability in Common Shares – Harken accounts for the payment of the Series G1 and Series G2 Preferred stock dividends with shares of Harken common stock as a debt extinguishment in accordance with Accounting Principles Board Opinion No. 26, “Extinguishment of Debt” (“APB 26”). Accordingly, the difference between the carrying value of the preferred stock dividend liability at December 31, 2002, approximately $7.4 million, and the fair market value of the shares of Harken common stock issued by Harken in payment of the liability in January 2003, approximately $227,000, is recognized as a Payment of Preferred Stock Dividend Liability in Common Shares in the Consolidated Statement of Operations for the year ended December 31, 2003 as a $6.8 million increase, net of income taxes paid on behalf of the preferred shareholders, to Net Income Attributed to Common Shareholders. For further discussion of Harken’s accounting treatment for payment of Series G1 and G2 Preferred stock dividends, see Note 17 – Other Information.

In January and February 2004, Harken paid the Series G1 and Series G2 Preferred stock dividend liability accrued at December 31, 2003 with 372,000 shares of Harken common stock. Accordingly, the difference between the carrying value of the preferred stock dividend liability at December 31, 2003, approximately $3.1 million, and the fair market value of the shares of Harken common stock issued by Harken in payment of the liability in January and February 2004, approximately $425,000, will be recognized as a Payment of Preferred Stock Dividend Liability in Common Shares in the Consolidated Statement of Operations for the quarter ended March 31, 2004 as a $2.7 million increase to Net Income Attributed to Common Shareholders.

Recently Issued Accounting Pronouncements – During December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of certain entities that are determined to be variable interest entities (“VIE’s”). An entity is considered to be a VIE when either (i) the entity lacks sufficient equity to carry on its principal operations, (ii) the equity owners of the entity cannot make decisions about the entity’s activities or (iii) the entity’s equity neither absorbs losses or benefits from gains. Harken owns no interests in variable interest entities, and therefore this new interpretation has not affected the Harken’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. “SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and requires than an issuer classify a financial instrument within its scope as a liability (or asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective and adopted by Harken on July 1, 2003. As Harken’s Series G1, Series G2 and Series G3 Preferred stock do not qualify as liabilities under SFAS No. 150, the adoption of this statement did not have an impact on Harken’s financial condition or results of operations.

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, Harken has included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, Harken believes amounts required to be reclassified out of oil and gas properties, net of accumulated DD&A and into a separate intangible assets line item would not be material. Harken’s cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full cost accounting rules.

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” The rescission of Statement No. 4 requires that gains and losses on extinguishments of debt no longer be presented as extraordinary items in the Consolidated Statement of Operations, commencing in 2003. Thus, prior periods have been restated in 2003 to reflect this change in presentation.

(2) MERGERS, ACQUISITIONS AND DISPOSITIONS

Acquisition of Benz Prospects — On December 30, 1999, pursuant to a Purchase and Sale Agreement and other related agreements, Harken, along with Harken Gulf Exploration Company, a wholly-owned subsidiary, purchased oil and gas leases covering nine exploration prospect areas (the “Benz Prospects”) covering approximately 51,000 net acres plus certain other assets from Benz Energy, Incorporated (“Benz”). The prospects included interests in acreage in the Cotton Valley Reef, Wilcox and Frio Trends in Texas and the Salt Dome and Salt Ridge Basins of Mississippi. In exchange for the prospects, Harken issued 5%

convertible notes due 2003 (the “Benz Convertible Notes”) with a face value of $12 million, which were convertible into Harken common stock at a conversion price of $29.41, as adjusted, per share and originally were to mature on May 26, 2003. On November 26, 2003, Harken redeemed the outstanding Benz Convertible Notes by issuing approximately 8.6 million shares of Harken common stock for approximately $5.7 million principal amount of the Benz Convertible Notes, plus accrued and unpaid interest. See Note 11 – Convertible Notes Payable for further discussion of the Benz Convertible Notes.

Benz retained a 20% reversionary interest, subject to the Benz Prospects achieving payout as defined in the Purchase and Sale Agreement. Also, pursuant to the agreements, a former officer of Benz could annually earn additional purchase price consideration based on 20% of the project reserve value (using Securities and Exchange Commission proved reserve guidelines after applying an agreed upon discount to non-producing and undeveloped reserves) as of December 31, 2000, 2001 and 2002 less total project costs, as defined, related to the Benz Prospects. Pursuant to the agreement, in April 2001 Harken issued 263,301 shares of Harken common stock relating to this additional purchase price consideration based on the reserve value of the Benz Prospects as of December 31, 2000 and adjusted the purchase price by approximately $810,000, based on the market value of the shares issued. No such consideration was required based on the reserve value of the Benz Prospects as of December 31, 2001 and 2002.

Acquisition of Republic Properties — In January 2002, a wholly-owned subsidiary of Harken signed an agreement to acquire certain property interests (the “Republic Properties”) from Republic Resources, Inc. (“Republic”). This acquisition was closed in April 2002 following approval by Republic stockholders and debenture holders. The Republic Properties consist of interests in 16 oil and gas wells in nine fields plus interests in additional prospect acreage located in southern Louisiana and the Texas Gulf Coast region. The Republic Properties were acquired by Harken in exchange for 2,645,500 shares of Harken common stock, which was valued at $2,645,500 on the closing date, plus 79,365 shares issued as a transaction fee in this acquisition. In addition, the Purchase and Sale Agreement provided for contingent additional consideration of cash or additional shares of Harken common stock, or any combination of the two as Harken may decide, to be paid within 45 days after December 31, 2003, based on a defined calculation to measure the appreciation, if any, of the reserve value of the Republic Properties. No such consideration was required based on the reserve value of certain Republic Properties at December 31, 2003. Since Harken acquired only the oil and gas properties from Republic, the entire purchase price was allocated to the domestic full cost pool.

Sales of Certain Producing Property Interests — During 2001, certain wholly-owned subsidiaries of Harken sold certain interests in oil and gas producing properties located in Texas, Arkansas, New Mexico and Louisiana for approximately $13,390,000 cash which was used in part to support Harken’s exploration and development activities. In 2002, wholly-owned subsidiaries of Harken sold interests in oil and gas producing properties located in Texas for approximately $2,499,000 and also sold oil and gas mineral interests for approximately $75,000. During the first quarter of 2003, Harken sold an additional interest in an oil and gas producing property located in Louisiana for a net amount of approximately $600,000. During the second quarter of 2003, Harken received approximately $239,000 as a purchase price adjustment, for a certain 2002 sale of interests in oil and gas producing properties located in Texas. These proceeds were allocated to the domestic full cost pool.

Sale of Certain Panhandle Oil and Gas Properties — In the fourth quarter of 2003, Harken sold the majority of its oil and gas properties located in the Panhandle region of Texas for a gross sales price of approximately $7.0 million, subject to certain adjustments. Harken considered the Panhandle assets as non core assets since the majority of Harken’s domestic reserves and productions were located along the Gulf Coast regions of Texas and Louisiana. Harken’s Gulf Coast assets are primarily natural gas. In December 2003, Harken used approximately $4 million of the Panhandle asset sales proceeds to repay all outstanding principal and interest under and terminate Harken’s credit facility with Guaranty Bank FSB.

The sale of the Panhandle oil and gas properties did not significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the full cost pool. Because significant economic differences existed between the Panhandle oil and gas properties sold and the Gulf Coast oil and gas properties retained, Harken allocated capitalized costs on the basis of the relative fair values of the properties.

Pro Forma Information — The following unaudited pro forma combined condensed statement of operations for the year ended December 31, 2001 gives effect to the acquisition of the Republic Properties, the sale of the Panhandle oil and gas properties, and the sale of certain producing property interests consummated during 2001 as if each had been consummated at January 1, 2001. The following unaudited pro forma combined condensed statement of operations for the year ended December 31, 2002 gives effect to the acquisition of the Republic Properties and the sale of the Panhandle oil and gas properties, as if it had been consummated at January 1, 2002. The following unaudited pro forma combined condensed statement of operations for the year ended December 31, 2003 gives effect to the sale of the Panhandle oil and gas properties as if it had been consummated at January 1, 2003. See information above for a detailed discussion of each transaction. The above transactions were accounted for in the full cost pool, and accordingly, did not generate any gain or loss.

The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transactions been consummated at the dates indicated, nor are they indicative of future operating results. The unaudited pro forma data does not reflect the effect of the interest income earned from proceeds from asset sales.

Pro Forma Condensed Statement of Operations

For the Year Ended December 31, 2001

(unaudited)

(in thousands, except per share amounts)

	Harken Actual	Pro Forma Adjustments		Pro Forma
Oil and gas revenue	$31,642	$(3,678	)(1)	$26,536
		2,351	(2)
		(3,779	)(3)
Other revenues	781	—		781

Total Revenues	32,423	(5,106)		27,317

Oil and gas operating expenses	12,204	(927	)(1)	9,185
		423	(2)
		(2,515	)(3)
General and administrative expenses, net	10,830	—		10,830
Depreciation and amortization	15,254	(1,159	)(1)	16,174
		802	(2)
		1,277	(3)
Full cost valuation allowance	18,669	7,185	(3)	25,854
Provision for asset impairments	14,102	—		14,102
Interest expense and other, net	4,663	—		4,663

Total Expenses	75,722	5,086		80,808

Gains from repurchasers of convertible notes	2,975	—		2,975

Income tax expense	699	—		699

Net loss	$(41,023)	$(10,192)		$(51,215)
Preferred stock dividends	(3,178)	—		(3,178)

Net loss attributed to common stock	$(44,201)	$(10,192)		$(54,393)

Basic and diluted loss per common share	$(2.45)			$(2.63)

Weighted average common shares outstanding	18,063,584			20,709,084

Pro Forma Adjustments - Pro Forma Condensed Statement of Operations - Year Ended December 31, 2001

(1)	Pro forma entry to adjust oil and gas revenues, operating expenses and depreciation and amortization to reflect sale of certain producing properties.

(2)	Pro forma entry to adjust oil and gas revenues, operating expenses and depreciation and amortization to reflect the purchase of the Republic Properties.

(3)	Pro forma entry to adjust oil and gas revenues, operating expenses and depreciation and amortization to reflect the sale of the Panhandle Properties.

Pro Forma Condensed Statement of Operations

For the Year Ended December 31, 2002

(unaudited)

(in thousands, except per share amounts)

	Harken Actual	Pro Forma Adjustments		Pro Forma
Oil and gas revenue	$24,989	$308	(1)	$21,720
		(3,577	) (2)
Other revenues	722	—		722

Total Revenues	25,711	(3,269)		22,442

Oil and gas operating expenses	9,331	83	(1)	6,920
		(2,494	) (2)
General and administrative expenses, net	10,298	—		10,298
Depreciation and amortization	11,510	169	(1)	12,138
		459	(3)
Litigation and contingent liability settlements, net	1,288	—		1,288
Full cost valuation allowance	521	—		521
Provision for asset impairments	400	—		400
Interest expense and other, net	5,723	—		5,723

Total Expenses	39,071	(1,783)		37,288

Gains from repurchases/exchanges of convertible notes	3,528	—		3,528

Income tax expense	237	—		237

Loss before minority interest	(10,069)	(1,486)		(11,555)
Minority interest in loss of subsidiary	262	—		262

Net loss	$(9,807)	$(1,486)		$(11,293)
Preferred stock dividends	(4,110)	—		(4,110)

Net loss attributed to common stock	$(13,917)	$(1,486)		$(15,403)

Basic and diluted loss per common share	$(0.64)			(0.69)

Weighted average common shares outstanding	21,742,163			22,414,047

Pro Forma Adjustments - Pro Forma Condensed Statement of Operations - Year Ended December 31, 2002

(1)	Pro forma entry to adjust oil and gas revenues, operating expenses and depreciation and amortization to reflect the purchase of the Republic Properties.

(2)	Pro forma entry to adjust oil and gas revenues and operating expenses to reflect the sale of the Panhandle Properties.

(3)	Pro forma entry to reflect the increase in depreciation and amortization rate associated with the sale of the Panhandle Properties and the associated proved reserve volumes.

Pro Forma Condensed Statement of Operations

For the Year Ended December 31, 2003

(unaudited)

(in thousands, except per share amounts)

	Harken Actual	Pro Forma Adjustments		Pro Forma
Oil and gas revenue	$27,309	$(4,523	) (1)	$22,786
Other revenues	136	—		136

Total Revenues	27,445	(4,523)		22,922

Oil and gas operating expenses	9,469	(2,275	) (1)	7,194
General and administrative expenses, net	9,210	—		9,210
Depreciation and amortization	8,941	1,355	(2)	10,296
Litigation and contingent liability settlements, net	1,125	—		1,125
Interest expense and other, net	4,504	—		4,504

Total Expenses	33,249	(920)		32,329

Gains from repurchases/exchanges of convertible notes	5,525	—		5,525

Income tax benefit	184	—		184

Loss before minority interest	(95)	(3,603)		(3,698)
Minority interest in income of subsidiary	(89)	—		(89)
Cumulative effect of change in accounting principle	(813)	—		(813)

Net loss	$(997)	$(3,603)		$(4,600)
Preferred stock dividends	(3,676)	—		(3,676)
Payment of preferred stock dividend liability in common shares	6,805	—		6,805

Net income / (loss) attributed to common stock	$2,132	$(3,603)		$(1,471)

Basic income / (loss) per common share	$0.02			$(0.01)

Weighted average common shares outstanding	112,694,654			112,694,654

Diluted income / (loss) per common share	$(0.03)			$(0.01)

Weighted average common shares outstanding	112,790,327			112,694,654

Pro Forma Adjustments - Pro Forma Condensed Statement of Operations - Year Ended December 31, 2003

(1)	Pro forma entry to adjust oil and gas revenues and operating expenses to reflect the sale of the Panhandle Properties.

(2)	Pro forma entry to reflect the increase in depreciation and amortization rate associated with the sale of the Panhandle Properties and the associated proved reserve volumes.

(3) INVESTMENTS

Included within cash and temporary investments at December 31, 2002 and 2003 are certain investments in money market accounts. The cost of such investments totaled $3,250,000 and $11,615,000 as of December 31, 2002 and 2003, respectively, with cost equal to fair value.

On December 16, 2002, Harken exchanged 2,000,000 of its shares of common stock of Global for 1,232,742 of the redeemable ordinary common shares of New Opportunities Investment Trust PLC (“NOIT”), an investment trust organized under the laws of the United Kingdom (a public limited company admitted for trading on the Alternative Investment Market of the London Stock Exchange). This transaction reduced Harken’s ownership in Global from 92.77% to 85.62%. Harken has accounted for the 1,232,742 ordinary shares of NOIT as an investment in available for sale securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investment in Debt and Equity Transactions,” and has reflected the fair value of the investment as an asset included as Investment in Equity Securities at December 31, 2002 and December 31, 2003. As of December 31, 2002, the fair value of the investment, based on the market price of the NOIT common stock, had declined by $499,000. Due to the fact the NOIT common stock price had declined significantly since the date of exchange and trading volume of the stock was minimal, Harken believed this decline was other than temporary. At December 31, 2002, the fair market value of the investment in NOIT was approximately $1.1 million, and the holding loss of $499,000 was included in Interest Expense and Other in Harken’s Consolidated Statement of Operations for the year ended December 31, 2002.

During the three months ended March 31, 2003, the fair value of the investment had declined by $488,000. Based on the continuing steep decline of the market price of the NOIT common stock, and its continued lack of trading activity, Harken believed this decline to be other than temporary, and the associated holding loss of $488,000 was included in Interest Expense and Other during the related period. During the later half of 2003, the market price of NOIT common stock and its trading activity began to stabilize and improve. At December 31, 2003, the fair market value of the investment in NOIT increased to approximately $1.2 million, based on the underlying market price of NOIT common stock. The unrealized holding gain of $606,000 was included as a separate component of Other Comprehensive Income in stockholders equity in Harken’s Consolidated Balance Sheet at December 31, 2003. In February 2004, Harken subsequently sold all of its 1,232,742 ordinary shares of NOIT on the Alternative Investment Market of the London Stock Exchange for cash proceeds of approximately $1.7 million received in March 2004. Based on this subsequent sale of the NOIT investment, Harken has reflected the fair value of the investment as a current asset in Harken’s Consolidated Balance Sheet at December 31, 2003.

(4) OIL AND GAS PROPERTIES

Harken follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, exploitation, development and production of oil and gas reserves. Under this method, all costs, including internal costs, directly related to acquisition, exploration, exploitation and development activities, are capitalized as oil and gas property costs. Harken capitalized $1,850,000, $370,000 and $272,000 of internal costs directly related to these activities in 2001, 2002 and 2003, respectively. Such costs include certain office and personnel costs of Harken’s international and domestic exploration field offices and do not include any corporate overhead. Harken also capitalizes costs of dismantlement, restoration and abandonment as required under FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations.” See Note 5 – Asset Retirement Obligation and Note 19—Oil and Gas Disclosures for further discussion.

The capitalized costs of oil and gas properties, excluding unevaluated properties, are amortized on a country-by-country basis using a unit-of-production method (equivalent physical units of six Mcf of gas to each barrel of oil) based on estimated proved recoverable oil and gas reserves. Such amortization of U.S. domestic oil and gas properties was $9.10, $8.64 and $8.82 per equivalent barrel of oil produced during 2001, 2002 and 2003, respectively. Amortization of certain Colombian oil and gas properties was $8.66, $8.23 and $7.50 per equivalent barrel of oil produced during 2001, 2002 and 2003, respectively. The evaluated costs, net of accumulated depreciation and amortization, at December 31, 2002 and 2003 include approximately $11.3 million and $12.5 million, respectively, related to Colombia. See Note 6 – Middle American Operations for a discussion of Colombian operations.

Amortization of unevaluated property costs begins when the properties become proved or their values become impaired. Harken assesses realizability of unevaluated properties on at least an annual basis or when there has been an indication that an impairment in value may have occurred, such as for a relinquishment of Global’s Colombian Association Contract acreage. Impairment of unevaluated prospects is assessed based on management’s intention with regard to future exploration and development of individually significant properties and the ability of Harken to obtain funds to finance such exploration and development.

Under full cost accounting rules for each cost center, capitalized costs of evaluated oil and gas properties, including asset retirement costs, less accumulated amortization and related deferred income taxes, may not exceed an amount (the “cost ceiling”) equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, including the effect of existing hedge contracts, discounted at 10%, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged to earnings.

During the fourth quarter of 2001, Harken recorded non-cash full-cost valuation allowances of $14,353,000 related to its domestic oil and gas properties and $4,316,000 related to its Colombian oil properties. The valuation allowances were based upon the present value, discounted at ten percent, of Harken’s future net cash flows associated with proved oil and gas reserves, which declined due to reduced oil and gas prices at December 31, 2001. Prices at December 31, 2001 were based on NYMEX prices of $19.84/barrel and $2.57/mmbtu.

During the fourth quarter of 2002, Harken recorded non-cash full-cost valuation allowances totaling $521,000 related to a portion of Global’s Peru and Panama unevaluated property costs. Global has no proved reserves associated with the Peru or Panama Technical Evaluation Agreements.

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

(5) ASSET RETIREMENT OBLIGATION

Effective January 1, 2003, Harken changed its method of accounting for asset retirement obligations in accordance with FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). Prior to the effective date of SFAS 143, Harken reflected asset retirement obligations for acquired assets net of related estimated salvage values to be realized at the time of retirement. Under the new accounting method, Harken now recognizes the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The net of tax cumulative effect of the change in accounting method on prior years resulted in a charge to income of $813,000 ((.01) per share) in 2003.

A summary of Harken’s assets with required asset retirement obligations as of December 31, 2003 is as follows:

Asset Category	Asset Retirement Liability	Estimated Life
North American oil and gas producing properties	$3,486,000	2-55 years
North American facilities and other property	2,269,000	12-29 years
Colombian oil producing properties	550,000	4-23 years
Colombian facilities and other property	—	—

	$6,305,000

Harken reflects no asset retirement obligation for Global’s Colombian facilities as upon the expiration of the related Association Contract, the ownership of such facilities reverts to Empresa Colombiana de Petroleos (“Ecopetrol”).

The pro forma effects of the application of SFAS 143, as if the statement had been adopted for all periods presented, is presented below (thousands of dollars except per share information):

	2001	2002	2003
Net income / (loss) applicable to common stockholders	$(44,201)	$(13,917)	$2,132
Reversal of accretion expense prior to adoption of SFAS 143	310	315	—
Accretion expense under SFAS 143	(403)	(443)	—
Cumulative effect of accounting change	—	—	813

Pro forma net income / (loss)	$(44,294)	$(14,045)	$2,945
Pro forma income / (loss) per share:
Basic	$(2.45)	$(0.65)	$0.03
Diluted	$(2.45)	$(0.65)	$(0.02)

The following table describes all changes to Harken’s asset retirement obligation liability during the year ended December 31, 2003.

Asset retirement obligation at December 31, 2002	$4,664,000
Liability recognized upon adoption of SFAS 143	2,138,000
Additions during the year ended December 31, 2003	124,000
Deletions during the year ended December 31, 2003	(1,081,000)
Accretion expense	460,000

Asset retirement obligation at December 31, 2003	$6,305,000

Accretion expense related to SFAS 143 is included in Interest and Other Expense in the Consolidated Statement of Operations. Had SFAS 143 been adopted for all periods presented, the asset retirement obligation would have been $6,802,000, $6,260,000 and $5,611,000 as of December 31, 2002, 2001 and 2000, respectively. Had Harken not adopted SFAS 143, accretion expense for 2003 would have been $362,000 rather than $460,000 recorded under SFAS 143.

(6) MIDDLE AMERICAN OPERATIONS

Harken’s Middle American operations are conducted through its ownership in Global. Global’s ordinary shares are listed for trading on the AIM Exchange in London. Effective March 25, 2002, Harken’s ownership in Global decreased from 100% to 92.77% when Global sold 7.23% of its shares to 22 investors. The placement to these investors consisted of 2,021,902 shares at a cost of approximately $0.70 per share, of which less than 1% was purchased, at the offering price, by certain officers, directors and employees of Harken and Global and a family member, in exchange for approximately $1,436,000 in cash. For the year ended December 31, 2002, the issuance of shares by Global was accounted for by Harken within stockholders’ equity, by reducing additional paid-in capital by $1,984,000 related to the corresponding minority interest and offsetting proceeds of approximately $1,436,000 received from transaction costs of $1,181,000, of which $520,000 were incurred in 2002 and the remaining in 2001. During December 2002, Harken exchanged 2,000,000 common shares of Global for 1,232,742 common shares of NOIT which further reduced Harken’s ownership of Global to approximately 85.62%. In connection with the issuance to Lyford Investments Enterprises Ltd. (“Lyford”) of the 10% Term Loan Payable (the “Investor Term Loan”), Lyford received warrants to purchase 7,000,000 shares held by Harken of Global at a price of 50 pence per share. These warrants expire in 2005, as further described in Note 8 - Investor Term Loan.

Colombian Operations – Global’s Colombian operations are conducted through Harken de Colombia, Ltd., a wholly-owned subsidiary of Global, which holds three exclusive Colombian Association Contracts with Ecopetrol. These Association Contracts include the Alcaravan Contract, awarded in 1992, the Bocachico Contract, awarded in 1994, and the Bolivar Contract, awarded in 1996. As of December 31, 2003, the Alcaravan Contract covers an area of approximately 24,000 acres in the Llanos Basin of Eastern Colombia, the Bocachico Contract covers approximately 54,700 acres in the Middle Magdalena Valley of Central Colombia and the Bolivar Contract covers an area of approximately 59,000 acres in the Northern Middle Magdalena Valley of Central Colombia. As of December 31, 2003, Global was in compliance with the requirements of each of the Alcaravan, Bocachico and Bolivar Association Contracts.

Terms of each of the Association Contracts originally committed Global to perform certain activities such as seismic activities and/or the drilling of a well, in accordance with a prescribed timetable. In August 2003, Global elected not to proceed with the second year of the Cajaro Association Contract and thereby elected to terminate that agreement without further obligation.

Under the terms of the Alcaravan, Bocachico and Bolivar Association Contracts, if, during the first six years of each contract, Global discovers one or more fields capable of producing oil or gas in quantities that are economically exploitable and Ecopetrol elects to participate in the development of the field, or if Global chooses to proceed with the development on a sole-risk basis, the term of that contract will be extended for a period of 22 years from the date of such election by Ecopetrol, subject to the entire term of the Association Contract being limited to 28 years. Upon an election by Ecopetrol to participate in the development of a field and upon commencement of production from that field, Ecopetrol would begin to reimburse Global for 50% of Global’s successful well costs expended up to the point of Ecopetrol’s participation plus, in the case of the Bolivar Contract, 50% of all seismic and dry well costs incurred prior to the point of Ecopetrol’s participation. Ecopetrol, on behalf of the Colombian government, receives a 20% royalty interest (5% to 25% royalty interest on the Cajaro #1 well, under the Alcaravan Contract, depending on production levels) from all production. For fields in which Ecopetrol participates, all production (after royalty payments) will be allocated 50% to Ecopetrol and 50% to Global until cumulative production from all fields (or the particular productive field under certain of the Association Contracts) in the Association Contract acreage reaches 60 million barrels of oil. After a declaration of Ecopetrol’s participation, Global and Ecopetrol would be responsible for all future development costs and operating expenses in direct proportion to their interest in production. For any fields in which Ecopetrol declines to participate, Global is entitled to receive Ecopetrol’s 50% share of production, after deduction of Ecopetrol’s royalty interest, until Global has recovered 200% of its costs, after which time Ecopetrol could elect to begin to receive 50% working interest share of production.

Global has proved reserves attributable to the Alcaravan, Bolivar and Bocachico Association Contracts. In the Alcaravan Contract, Global has proved reserves in the Palo Blanco and Anteojos field, and, in the Bolivar Contract, Global has proved reserves in the Buturama field. In the Bocachico Contract, Global has proved reserves in the Rio Negro field. In 2001, Global was notified by Ecopetrol that Global could proceed with the development and production of the Buturama and Palo Blanco fields on a sole risk basis. In December 1999, Global submitted an application to Ecopetrol for its participation in the Rio Negro field. Global submitted an updated application to Ecopetrol in October 2002, and received sole risk determination from Ecopetrol in June 2003.

Costa Rica Operations — In August 1999, the Exploration and Production concession contract with the Republic of Costa Rica (“Costa Rica Contract”) was signed by MKJ Xploration, Inc. (“MKJ”), which was originally awarded the concession under Costa Rica’s bidding process that was finalized in October 1997. In the fourth quarter of 1998, Harken entered into an agreement with MKJ to participate in this anticipated Costa Rica Contract. Global’s participation in Costa Rica is structured whereby a wholly-owned subsidiary owns a share of the stock of HCRH, with an affiliate of MKJ owning the remaining stock of HCRH. Through June 30, 2001, Global owned 80% of the stock of HCRH. In July 2001, Global elected not to pay additional funds to be transferred to HCRH, which, in accordance with the contract between Global and MKJ, resulted in Global’s ownership in HCRH being reduced from 80% to the current 40% (with MKJ’s ownership being increased to 60%) and MKJ consequently assumed operations of HCRH and the Costa Rica Contract.

Political developments in Costa Rica, in the opinion of Harken and Global, severely limit the opportunity for future oil and gas exploration in Costa Rica. These significant adverse developments resulted in Harken and Global fully impairing their investment in the Costa Rica project in its Consolidated Statement of Operations as of December 31, 2001.

Peru Operations – In April 2001, Global, through a wholly owned subsidiary, signed a Technical Evaluation Agreement (“Peru TEA”) with Perupetro, the national oil company of Peru. The Peru TEA covered an area of approximately 6.8 million gross acres in northeastern Peru. Under the terms of the Peru TEA, Global has the option to convert the Peru TEA to a seven year exploration contract, with a twenty-two year production period. Terms of the Peru TEA allowed Global to conduct a study of the area that included the reprocessing of seismic data and evaluation of previous well data. In April 2003, Global received an extension from Perupetro of the Peru TEA to July 2003. In June of 2003 Global submitted a final report and completed all obligations required under the TEA. Prior to the expiration of the Peru TEA in July 2003, Global exercised its option under the Peru TEA and entered into negotiations with Perupetro for a Production Sharing Contract. All work requirements under the Peru TEA were satisfied prior to its expiration. As of March 25, 2004, the negotiations with Perupetro for a Production Sharing Contract are still in progress.

Panama Operations – In September 2001, Global, through a wholly owned subsidiary, signed a Technical Evaluation Agreement (“Panama TEA”) with the Ministry of Commerce and Industry for the Republic of Panama. The Panama TEA covered an area approximately 1.4 million gross acres divided into three blocks in and offshore Panama. Under the terms of this Panama TEA, Global performed certain work program procedures and studies and submitted them to the Panamanian government. The Panama TEA provided Global with an option to negotiate and enter into one or more Contracts for the Exploration and Exploitation of Hydrocarbons with the Ministry of Commerce and Industry. Global completed all of its obligations under the Panama TEA and exercised its options to negotiate an Exploration and Exploitation Contract. As of March 25, 2004, the negotiations with the Panamanian government are still in progress.

(7) BANK CREDIT FACILITY OBLIGATIONS

A summary of bank obligations follows:

	December 31, 2002	December 31, 2003
Subsidiary notes payable to bank	$5,986,000	$—
Less: Current portion	2,176,000	—

	$3,810,000	$—

On December 6, 2002, certain of Harken’s domestic subsidiaries (the “Borrowers”) and Harken entered into a three-year loan facility with Guaranty Bank FSB (“Guaranty”), which was secured by substantially all of Harken’s domestic oil and gas properties and a guarantee from Harken. The initial proceeds advanced under the Guaranty credit facility were used to repay in full the outstanding principal and interest owed under the credit facility with Bank One, N.A. previously held by Harken and certain of its domestic subsidiaries. The Guaranty credit facility provided for interest based on LIBOR plus a margin of 2.75% payable at the underlying LIBOR maturities or lender’s prime rate, and provided for a commitment fee of 0.5% on any unused amount. The Guaranty credit facility provided borrowings limited by a borrowing base (as defined by the Guaranty credit facility) which was $7,100,000 as of December 31, 2002. At December 31, 2002, Harken had $5,986,000 outstanding pursuant to the credit facility. The borrowing base was re-determined by Guaranty on May 1 and was scheduled to be redetermined again by Guaranty on November 1, 2003, in accordance with the credit facility agreement. The Borrowers requested, and Guaranty agreed to, an extension of the re-determination of the borrowing base until December 2003. In December 2003, following the sale of certain

Panhandle oil and gas properties, Harken and certain of Harken’s domestic subsidiaries repaid in full all amounts outstanding under the Guaranty credit facility, approximately $4 million, and the Guaranty credit facility was terminated. Guaranty’s commitments under the credit facility were originally set to terminate on December 6, 2005.

(8) INVESTOR TERM LOAN

In July 2002, Harken issued the Investor Term Loan in the principal amount of $3,000,000 to Lyford, in exchange for cash in the principal amount of the Investor Term Loan. The principal of Lyford is Phyllis Quasha, whose son, Alan G. Quasha, is now a member of Harken’s board of directors and the Chairman of Harken. Prior to entering into the Investor Term Loan, Mr. Quasha and his affiliates owned no shares of Harken’s common stock. However an affiliate of Mr. Quasha purchased shares in Harken’s subsidiary, Global, during that subsidiary’s March 2002 offering at the offering price. In August 2002, Harken entered into an amendment of the Investor Term Loan and issued an additional principal amount of $2,000,000 of the Investor Term Loan in exchange for cash in the additional principal amount of the loan. The Investor Term Loan earned interest at 10% per annum with interest payable quarterly through maturity, beginning in December 2002. The Investor Term Loan was unsecured and the principal balances were to mature July 15, 2005 and August 27, 2005. The Investor Term Loan could be prepaid at any time without penalty and was subject to a mandatory prepayment (i) in whole or in part from up to 60% of the proceeds derived from the sale by Harken of its common stock for cash, and (ii) in whole if certain changes occur in the composition of Harken’s board of directors or if an event of default occurred under the Investor Term Loan, as defined. Additionally, pursuant to Harken’s standby purchase agreement with Lyford, Lyford was allowed to offset the purchase amount to satisfy the principal and interest owing under the Investor Term Loan. (See Note 12 – Stockholders’ Equity, for discussion of Rights Offering and Lyford’s Standby Purchase Agreement.) The Investor Term Loan also provided that in the event of a default that was not subsequently cured by Harken, the investor could elect to release the amounts due under the Investor Term Loan in exchange for purchasing an amount of shares of Global common stock held by Harken determined by dividing such amounts due by a price which is the lesser of 25 pence or 70% of the closing bid price of Global shares on the AIM Exchange in London.

Lyford offset a portion of the payment pursuant to its standby commitment relating to Harken’s rights offering to repay in full the outstanding balance plus accrued interest related to the Investor Term Loan. Harken’s indebtedness to Lyford under the Investor Term Loan was thereby cancelled in March 2003.

As additional consideration for the Investor Term Loan, as amended, Harken issued to Lyford warrants to purchase up to a total of 7,000,000 shares of Global ordinary shares owned by Harken, at a price of 50 pence per share. The warrants will expire on October 13, 2005, 90 days after the originally scheduled maturity date of the Investor Term Loan. These warrants constitute approximately 29% of Harken’s holdings of Global shares. Harken has accounted for these warrants as a derivative in accordance with the Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and accordingly has reflected the fair value of the warrants as a liability in the Consolidated Balance Sheets at December 31, 2002 and 2003. Such liability is reflected at the fair value of the derivative, primarily based on the underlying market price of Global common stock, and the corresponding gain or loss related to the change in derivative fair value is reflected in earnings as a component of Interest Expense and Other. As of December 31, 2002 and 2003, the fair value of the warrants was $644,000 and $651,000, respectively, and Harken has recorded a loss of $7,000 in Interest and Other Expense during the year ended December 31, 2003 related to the change in the warrants fair value in the Consolidated Statement of Operations. The issuance of the warrants was considered to be a debt issuance cost and was amortized over the life of the Investor Term Loan. As the Investor Term Loan was paid in full in March 2003, the unamortized debt issuance costs were fully expensed in the first quarter of 2003.

(9) 10% NOTES PAYABLE

In May 2003, Harken issued to certain holders of Harken’s 5% Senior Convertible Notes due 2003 (the “5% European Notes”) certain 10% Notes Payable (“Notes Payable”) in the total principal amount of $1,390,500, along with the payment of approximately $1,080,000 in cash in exchange for $3,090,000 principal amount of the 5% European Notes. See Note 11 – Convertible Notes Payable. The Notes Payable were to mature on April 30, 2004 and were unsecured. Interest incurred on the Notes Payable was payable semi-annually in October 2003 and April 2004. The principal amount of the Notes Payable was payable in two installments. The first installment in the principal amount of $772,500 together with accrued interest was paid in October 2003. A second and final installment of principal in the amount of $618,000 together with accrued interest was payable no later than April 30, 2004. During December 2003, Harken exercised its right, under the terms of the notes, to prepay the remaining outstanding principal and interest of the Notes Payable. Harken’s indebtness under the Notes Payable was repaid in full on December 31, 2003.

(10) SENIOR SECURED NOTES

In May 2003, Harken issued $2,020,000 principal amount of Increasing Rate Senior Secured Notes Due 2008 (“Senior Secured Notes”) in exchange for $2,020,000 principal amount of 5% European Notes. The Senior Secured Notes were to mature on May 26, 2008 and ranked senior to the 7% Senior Convertible Notes due 2007 (the “7% European Notes”). Interest incurred on the Senior Secured Notes was payable quarterly beginning January 2004 until maturity. Interest was calculated on an increasing rate basis. The Senior Secured Notes were to earn interest at 10.25% until May 26, 2004. Interest was then to be earned at 12.25% from May 2004 to May 2005, 14% interest from May 2005 to May 2006, 16% interest from May 2006 to May 2007, and 17.5% interest from May 2007 to May 2008. Interest incurred on the Senior Secured Notes could have been, at Harken’s option, paid in cash or, upon not less than 30 days notice to the noteholders, by the issuance of freely tradable shares of Harken common stock equal to 125% of the accrued and unpaid interest thereon to the interest payment date, divided by the average market price of the stock over the 30 calendar days immediately preceding the date that was 15 days prior to the interest payment date.

The principal balance of the Senior Secured Notes could be redeemed at Harken’s option for cash equal to the outstanding principal balance. Prior to maturity, the principal balance in its entirety, plus accrued and unpaid interest, of the Senior Secured Notes could be prepaid, upon not less than 30 days notice to the noteholders, at a discount with a combination of cash and freely tradable shares of Harken common stock, as defined in the Senior Secured Note agreement. In December 2003, Harken exercised its rights, under the terms of the notes, to prepay the principal balance in its entirety, plus accrued and unpaid interest, at the stated discount with cash. Harken provided the required notice to the noteholders in December 2003. Subsequently, in accordance with the terms of the notes, in January 2004, Harken repaid in full, the principal amount of the Senior Secured Notes, at a discount equal to 18%, plus accrued and unpaid interest, with cash. Harken’s indebtness under the Senior Secured Notes was repaid in full in January 2004.

(11) CONVERTIBLE NOTES PAYABLE

A summary of convertible notes payable is as follows:

	December 31, 2002	December 31, 2003

5% European Notes	$29,030,000	$—
7% European Notes	11,106,000	340,000
Benz Convertible Notes	5,545,000	—
4.25% Convertible Notes	—	5,000,000

	45,681,000	5,340,000
Less: Current portion	34,575,000	1,667,000

	$11,106,000	$3,673,000

5% European Notes — On May 26, 1998, Harken issued a total of $85 million of its 5% European Notes, which matured on May 26, 2003. Such 5% European Notes were originally convertible into shares of Harken common stock at a conversion price of $65.00 per share, subject to adjustment in certain circumstances. In January 2003, such conversion price was adjusted to $62.58 per share, and following the February 2003 announcement of the terms of the rights offering, the conversion price was adjusted to $45.22 per share, effective January 31, 2003. Since their issuance and prior to their maturity, Harken repurchased or exchanged an aggregate of approximately $77.7 million principal amount of the 5% European Notes. Upon the date of their maturity in May 2003, the outstanding principal balance of the 5% European Notes, prior to their conversion into shares of Harken common stock, was approximately $7.3 million.

At its annual stockholders meeting held in January 2003, Harken received stockholder approval in connection with the issuance of Harken common stock to redeem up to $20 million of the 5% European Notes. In April 2003, Harken issued a notice of redemption for the 5% European Notes for shares of Harken’s common stock. The date of the redemption was May 26, 2003.

In accordance with the terms of the 5% European Notes, upon their maturity, Harken redeemed the remaining principal balance of approximately $7.3 million of the 5% European Notes plus accrued interest by issuing approximately 24.8 million shares of Harken common stock. The number of the redemption shares was equal to 115% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, divided by approximately $0.35 (the average market price of the common stock over the 30 calendar days immediately preceding the date of the notice of the redemption).

During 2002, Harken repurchased or exchanged approximately $11.9 million in principal amount of 5% European Notes, plus accrued interest, for a combination of cash and/or other debt securities, as described below:

•	During 2002, Harken repurchased $2,120,000 in principal amount of the 5% European Notes from certain holders thereof in exchange for approximately $1,347,000 in cash only, plus transaction costs. Associated with these repurchases for cash only, Harken reflected a gain of $767,000 from the cash purchase of outstanding 5% European Notes in the accompanying Consolidated Statements of Operations.

•	In addition, during 2002, Harken exchanged an aggregate of $2,850,000 principal amount of the 5% European Notes for $1,152,000 principal amount of the 7% European Notes and $1,223,000 in cash paid to Harken and recognized a gain of $123,000 related to these transactions.

•	Also, during 2002, Harken exchanged an aggregate $6,980,000 principal amount of the 5% European Notes for $6,280,000 principal amount of Harken’s 7% European Notes and $455,000 in cash paid by Harken. No gain or loss was recognized in this transaction pursuant to EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” Accordingly, the initial carrying value of these 7% European Notes was equal to the carrying value of the exchanged 5% European Notes net of the $455,000 cash paid by Harken.

Since January 1, 2003 and prior to their maturity date, Harken repurchased approximately $21.7 million in principal amount of the 5% European Notes for a combination of cash and other debt securities, the terms of which are described below.

•	In January 2003, Harken exchanged a total of $1.4 million principal amount of 5% European Notes for $1.4 million principal amount of 7% European Notes.

•	In February 2003, Harken issued $1.6 million in principal amount of 7% European Notes due 2006, to certain investors (the “Investors”) in exchange for $2.0 million in principal amount of the 5% European Notes. Harken also entered into an Option Agreement with the Investors, dated February 13, 2003, that provided for a call option in favor of Harken and a put option in favor of the Investors.

•	Additionally, in March 2003, Harken entered into an option agreement with HBK Master Fund L.P. (“HBK”) that provided for a call option in favor of Harken and a put option in favor of HBK. On March 26 and 27, 2003, Harken exercised, respectively, both of these call options. Pursuant to this exercise, the Investors and HBK sold an aggregate of $11.5 million principal amount of 5% European Notes at an aggregate cash option price of approximately $6.9 million plus accrued and unpaid interest through the date of payment. In 2003, Harken reflected a gain of approximately $4.6 million from these cash purchases of outstanding 5% European Notes in the accompanying Consolidated Statements of Operations. As a result of Harken’s exercise of these call options, the respective put options with the Investors and HBK were terminated.

•	In May 2003, Harken issued $720,000 principal amount of 7% European Notes in exchange for $720,000 principal amount, and accrued interest, of the 5% European Notes.

•	Also, in May 2003, Harken issued $2,020,000 principal amount of Senior Secured Notes in exchange for $2,020,000 principal amount of 5% European Notes.

•	Harken also, in May 2003, repurchased $950,000 principal amount of the 5% European Notes in exchange for approximately $741,000 in cash. Harken reflected a gain of approximately $200,000 from these cash purchases of 5% European Notes in the accompanying Consolidated Statement of Operations in 2003.

•	Additionally, in May 2003, Harken repurchased $3,090,000 principal amount of 5% European Notes in exchange for approximately $1,080,000 in cash and the issuance of approximately $1,390,500 principal amount of Notes Payable. Harken reflected a gain of approximately $605,000 from this exchange of 5% European Notes in the accompanying Consolidated Statement of Operations in 2003.

During 2003, Harken recognized total gains of approximately $5.3 million from the cash purchases and/or exchanges of other debt securities for the 5% European Notes in the accompanying Consolidated Statement of Operations.

7% European Notes – At December 31, 2003, Harken has outstanding a total of approximately $340,000 principal amount of its 7% European Notes, which were to mature on March 31, 2007. In February 2004, in accordance with the terms of the 7% European Notes, Harken mandatorily converted the remaining outstanding principal amounts of $340,000, plus accrued and unpaid interest of its 7% European Notes into approximately 696,000 shares of Harken common stock. As of March 25, 2004, the 7% European Notes have been repaid in full. During 2003, the following transactions occurred associated with the 7% European Notes:

•	In January 2003, Harken issued a total of $1,420,000 principal amount of 7% European Notes due 2007 in exchange for $1,420,000 principal amount of 5% European Notes.

•	In February 2003, Harken issued a total of $1,600,000 principal amount of 7% European Notes due 2006 to certain investors in exchange for $2,000,000 principal amount of the 5% European Notes.

•	In March 2003, Harken issued $3,410,000 principal amount of 7% European Notes due 2007 and a promissory note in the principal amount of $1,705,000 (“Waverley Note”) to Waverley Investments Limited (“Waverley”), as described below, in exchange for 17,050 shares of Harken’s Series G-1 convertible preferred stock owned by an affiliate of Waverley, and $3,410,000 in cash. In June 2003, Harken redeemed the entire $1,705,000 principal amount of the Waverley Note for cash.

•	In May 2003, Harken issued $720,000 principal amount of 7% European Notes in exchange for $720,000 principal amount of the 5% European Notes.

•	In June 2003, after receiving voluntary conversion notice from the noteholders, Harken converted the entire $1,600,000 principal amount, plus accrued interest, of the 7% European Notes due 2006, into approximately 4.1 million shares of Harken common stock, based on the conversion price of $0.40 per share in accordance with the terms of the 7% European Notes due 2006.

•	During 2003, after receiving voluntary conversion notice from certain noteholders, Harken converted approximately $13.6 million principal amount, plus accrued interest, of the 7% European Notes into approximately 35.5 million shares of Harken common stock based on the conversion price in accordance with the original conversion terms of the note agreements.

•

In October 2003, Harken exercised its right to mandatorily convert its remaining 7% European Notes that were issued on or before January 31, 2003 for shares of Harken common stock. Pursuant to the terms of the 7% European Notes, on November 24, 2003, the mandatory conversion date, Harken converted all 7% European Notes issued before January

31, 2003, outstanding on that date, approximately $3.1 million principal amount, plus accrued and unpaid interest, into approximately 8.6 million shares of Harken common stock.

•	In January 2004, Harken exercised its right to mandatorily convert its 7% European Notes that were issued on or after February 1, 2003 for shares of Harken common stock. Pursuant to the terms of the 7% European Notes, on February 2, 2004, the mandatory conversion date, Harken converted all remaining 7% European Notes, issued on or after February 1, 2003, outstanding on that date, approximately $340,000 principal amount, plus accrued and unpaid interest, into approximately 696,000 shares of Harken common stock.

7% European Notes — The 7% European Notes were to mature on March 31, 2007. Interest incurred on the 7% European Notes was payable semi-annually in March and September of each year. The 7% European Notes were convertible into shares of Harken common stock at an initial conversion price of $0.50 per share, subject to adjustment in certain circumstances (the “2007 7% European Note Conversion Price”). Following the February 2003 announcement of the terms of the rights offering, the 2007 7% European Note Conversion Price was adjusted to $0.36 per share, under the original conversion terms of the note agreement, effective January 31, 2003, for all 7% European Notes due 2007 then outstanding. The 7% European Notes issued on or after February 1, 2003 had a conversion price of $0.50 per share. The 7% European Notes were also convertible by Harken into shares of Harken common stock if, for any period of 30 consecutive days commencing upon registration of the underlying conversion shares, the average of the closing prices of Harken common stock for each trading day during such 30-day period equaled or exceeded 125% of the 2007 7% European Note Conversion Price. As described above, on November 24, 2003, Harken mandatorily converted the 7% European Notes that were issued on or before January 31, 2003, then outstanding, for shares of Harken common stock. Also, as described above, Harken mandatorily converted the 7% European Notes that were issued on or after February 1, 2003, then outstanding for shares of Harken common stock in February 2004.

7% European Notes due 2006 — The 7% European Notes due 2006 were convertible into shares of Harken common stock at an initial conversion price of $0.40 per share, subject to adjustment in certain circumstances. In June 2003, after receiving notice from the noteholders, Harken converted the entire $1,600,000 principal amount, plus accrued interest, of the 7% European Notes due 2006, into approximately 4.1 million shares of Harken common stock based on the conversion price of $0.40 per share in accordance with the terms of the 7% European Notes due 2006.

Waverley Note — In March 2003, Harken issued $3,410,000 principal amount of 7% European Notes and the Waverley Note to Waverley in exchange for 17,050 shares of Harken’s Series G-1 convertible preferred stock owned by an affiliate of Waverley, and $3,410,000 in cash. In June 2003, Harken redeemed the entire $1,705,000 principal amount of the Waverley Note for cash, the difference between the carrying value of the Waverley Note and the principal amount was fully accreted to Interest Expense in the second quarter of 2003.

Benz Convertible Notes — In December 1999, Harken issued $12,000,000 principal amount of the Benz Convertible Notes in exchange for certain prospects acquired from Benz Energy, Incorporated. The Benz Convertible Notes originally were to mature on May 26, 2003. In March 2000, the maturity date of certain of the Benz Convertible Notes was extended to November 26, 2003. The Benz Convertible Notes were originally convertible into shares of Harken common stock at a conversion price of $65.00 per share, subject to adjustment in certain circumstances. Following the February 2003 announcement of the terms of the rights offering, the conversion price for the Benz Convertible Notes was adjusted to $29.41 per share, effective

January 31, 2003. Prior to their maturity date in November 2003, Harken had repurchased or redeemed to date approximately $6.3 million principal amount of the Benz Convertible Notes for cash and/or common stock. In July 2002, pursuant to the terms of the Benz Convertible Notes, Harken elected to redeem Benz Convertible Notes with a principal amount of approximately $1,135,000 for 2,000,000 shares of Harken common stock. In August 2002, Harken repurchased approximately $4,071,000 principal amount of Benz Convertible Notes from a holder for $1,231,000 in cash and recognized a gain of approximately $2.8 million on this transaction during 2002.

The Benz Convertible Notes accrued interest at 5% per annum, payable semi-annually in May and November of each year until maturity. Beginning November 26, 2002, Harken could redeem up to 50% of the Benz Convertible Notes then outstanding in exchange for shares of Harken common stock. At maturity, on November 26, 2003, Harken similarly could redeem all remaining outstanding Benz Convertible Notes for shares of Harken common stock.

In October 2003, Harken issued a notice of redemption for the Benz Convertible Notes for shares of Harken’s common stock. The date of redemption was November 26, 2003. In accordance with the terms of the Benz Convertible Notes, Harken redeemed each Benz Convertible Note outstanding on November 26, 2003, approximately $5.7 million principal amount of Benz Convertible Notes outstanding, plus accrued and unpaid interest, for approximately 8.6 million shares of Harken common stock. The Benz Convertible Notes were redeemed, in accordance with the terms of the notes, for a number of shares of common stock equal to 115% of the sum of the outstanding principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to the date of redemption, divided by approximately $0.78 (the average market price of the common stock over the 30 calendar days immediately preceding the date of the notice of the redemption).

On the November 2003 settlement date, Harken recorded a gain of approximately $242,000 for the redemption of the outstanding Benz Convertible Notes for the difference between the carrying value of the Benz Convertible Notes and the fair market value of the 8.6 million shares of Harken common stock issued at the settlement date.

4.25% Convertible Notes— In December 2003, Harken issued to qualified investors a total of $5 million principal amount of its 4.25% Convertible Notes due 2006 (the “4.25% Convertible Notes”), which mature on December 14, 2006, in exchange for $5 million cash. Interest incurred on the 4.25% Convertible Notes is payable semi-annually in cash beginning June 2004. The principal amount of the 4.25% Convertible Notes is payable in cash in six equal installments of each year commencing June 2004. The 4.25% Convertible Notes are unsecured and rank equal to all other present and future unsecured indebtness of Harken. Based on the scheduled principal installments, at December 31, 2003 approximately $1.7 million of the 4.25% Convertible Notes are classified as current debt in the accompanying Consolidated Balance Sheet.

Upon the registration of the underlying Harken common stock issuable upon conversion, the 4.25% Convertible Notes are convertible into shares of Harken common stock at an initial conversion price of $1.25 per share, subject to adjustment in certain circumstances. The 4.25% Convertible Notes are also convertible by Harken into shares of Harken common stock if, for any period of 30 consecutive days commencing upon registration of the underlying conversion shares, the average of the closing prices of Harken common stock for each trading day during such 30-day period shall have equaled or exceeded 125% of the 4.25% Convertible Notes Conversion Price (or $1.56 per share of Harken common stock).

The 4.25% Convertible Notes may be redeemed at Harken’s option, at any time and from time to time, in whole or in part, for cash equal to the outstanding principal and accrued interest to the date of redemption, upon not less than 10 days notice to the noteholders. In addition, Harken may redeem the relevant installment of principal and accrued and unpaid interest of the outstanding 4.25% Convertible Notes for shares of Harken common stock, in each case upon not less than 10 days notice to the noteholders. If Harken elects to redeem the 4.25% Convertible Notes for shares of its common stock, each note will be redeemed for a number of shares of Harken common stock equal to 110% of the principal value of the notes to be redeemed, plus accrued and unpaid interest thereon to the date of redemption, divided by the average market price of the stock over the 30 calendar days immediately preceding the date of the notice of redemption.

Pursuant to the terms of the 4.25% Convertible Notes, Harken is required to maintain unencumbered assets such that the ratio of (a) the fair market value of the unencumbered assets to (b) the outstanding principal amount of the 4.25% Convertible Notes, is equal to or greater than 1.5 to 1.0. At December 31 2003, Harken was in compliance with the asset coverage ratio under the 4.25% Convertible Notes.

At December 31, 2003, the approximate carrying amount and estimated fair value of Harken’s non-traded fixed-rate debt is as follows:

	Carrying Amount	Fair Value
7% European Notes	$340,000	$335,000
4.25% Convertible Notes	5,000,000	4,724,000

	$5,340,000	$5,059,000

The fair value of Harken’s non-traded fixed-rate debt is based on the discounted cash flows of principal and interest using Harken’s available incremental borrowing rate.

(12) STOCKHOLDERS’ EQUITY

Common Stock — Harken currently has authorized 275 million shares of $.01 par common stock. At its annual stockholders meeting held in February 2004, Harken received stockholder approval to increase Harken’s authorized shares of common stock by 50 million shares, increasing total authorized shares from 225 million shares to 275 million shares of $.01 par common stock. At December 31, 2002 and 2003, Harken had 25,447,804 shares and 185,405,471 shares, respectively issued.

Treasury Stock — At December 31, 2002 and 2003, Harken had 605,700 shares of treasury stock. During 2002, Harken purchased 62,800 shares of Harken common stock at a cost of approximately $19,000. During 2003, Harken did not purchase any shares of its common stock.

Series G1 Preferred Stock – In 2000, Harken’s Board of Directors approved the authorization and issuance of up to 700,000 shares of a new series of convertible preferred stock. The Series G1 Convertible Preferred Stock (the “Series G1 Preferred”), which was issued in October 2000, has a liquidation value of $100 per share, is non-voting, and is convertible at the holder’s option into Harken common stock at a conversion price of $12.50 per share, subject to adjustment in certain circumstances (the “Series G1 Preferred Conversion

Price”). The Series G1 Preferred is also convertible by Harken into shares of Harken common stock if for any period of twenty consecutive trading days, the average of the closing prices of Harken common stock during such period shall have equaled or exceeded the Target Price. The Target Price, subject to certain adjustments, is equal to the Series G1 Preferred Conversion Price multiplied by 110% (or $13.75 per share of Harken common stock). The Target Price is reduced by an $1.10 per share on each anniversary of the October 2000 issuance date, but not less than a minimum Target Price of $8.10 per share of Harken common stock.

The Series G1 Preferred holders shall be entitled to receive dividends at an annual rate equal to $8 per share when, as and if declared by Harken’s Board of Directors. All dividends on the Series G1 Preferred are cumulative and payable semi-annually in arrears, payable on June 30 and December 30. At Harken’s option, dividends may also be payable in Harken common stock valued at $12.50 per share. The Series G1 Preferred dividend and liquidation rights shall rank junior to all claims of creditors, including holders of outstanding debt securities, but senior to Harken common stockholders and to any subsequent series of Harken preferred stock, unless otherwise provided, except for the Series G2 and Series G3 Preferred, which shall rank equal to the Series G1 Preferred. As of December 31, 2002, Harken had accrued approximately $6.3 million of dividends in arrears related to the Series G1 Preferred stock, approximately $15.62 per share of such preferred stock outstanding. During 2002, Harken’s Board of Directors declared that a dividend be paid on all accrued and unpaid dividends as of December 31, 2002 payable to holders of Harken Series G1 Preferred and Series G2 Preferred, such dividend was paid with shares of Harken common stock. As of the record date for such dividends, December 26, 2002, there were 402,688 shares of Series G1 Preferred outstanding. In January 2003, a total of 586,755 shares of Harken common stock were paid to holders of Series G1 Preferred.

As of December 31, 2003, Harken had accrued approximately $2.6 million of dividends in arrears related to the Series G1 Preferred stock, approximately $8.00 per share of such preferred stock outstanding. During 2003, Harken’s Board of Directors declared that a dividend be paid on all accrued and unpaid dividends as of December 31, 2003 payable to holders of Harken Series G1 Preferred and Series G2 Preferred, such dividend to be paid with shares of Harken common stock. As of the record date for such dividends, December 30, 2003, there were 325,312 shares of Series G1 Preferred outstanding. During January and February 2004, a total of approximately 208,000 shares of Harken common stock were paid to holders of Series G1 Preferred.

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

During 2001, holders of 48,048 shares of Series G1 Preferred stock elected to exercise their conversion option, and such holders were issued 415,053 shares of Harken common stock. In 2002, holders of 24,279 shares of Series G1 Preferred stock elected to exercise its conversion option, and such holders were issued 219,862 shares of Harken common stock. During June 2002, Harken received 13,000 shares of Series G-1 Preferred stock along with cash in exchange for 7% European Notes.

During 2002 and 2003, Harken repurchased 6,000 shares and 5,395 shares, respectively, of Series G1 Preferred stock held by a related party in consideration for certain financial and transaction consulting services. See Note 15 – Related Party Transactions for further discussion.

In 2003, holders of 23,581 shares of Series G1 Preferred stock elected to exercise their conversion option, and such holders were issued 198,153 shares of Harken common stock. During May 2003, Harken received 31,350 shares of Series G-1 Preferred stock along with cash in exchange for the issuance of 92,700 shares of Series G-3 Preferred Stock, including commissions. Also in 2003, Harken received 17,050 shares of Series G-1 Preferred stock along with cash in exchange for 7% European Notes and the Waverley Note. See Note 11 – Convertible Notes Payable for further discussion of this transaction.

Series G2 Preferred Stock — In July 2001, Harken issued 95,800 shares of a new series of convertible preferred stock, the Series G2 Preferred, in exchange for 5% European Notes in the face amount of $9,580,000. Harken’s Board of Directors approved the authorization and issuance of up to 100,000 shares of Series G2 Preferred, which has a liquidation value of $100 per share, is non-voting, and is convertible at the holder’s option into Harken common stock at a conversion price of $3.00 per share, subject to adjustment in certain circumstances (the “Series G2 Preferred Conversion Price”). The Series G2 Preferred is also convertible by Harken into shares of Harken common stock if for any period of twenty consecutive calendar days, the average of the closing prices of Harken common stock during such period shall have equaled or exceeded $3.75 per share.

The Series G2 Preferred holders shall be entitled to receive dividends at an annual rate equal to $8 per share when, as and if declared by the Harken Board of Directors. All dividends on the Series G2 Preferred are cumulative and payable semi-annually in arrears, payable on June 30 and December 30. At Harken’s option, dividends may also be payable in Harken common stock at $3.00 per share of Harken common stock. The Series G2 Preferred dividend and liquidation rights shall rank junior to all claims of creditors, including holders of outstanding debt securities, but senior to Harken common stockholders and to any subsequent series of Harken preferred stock, unless otherwise provided. The Series G2 Preferred shall rank equal to the Series G1 and the Series G3 Preferred. At December 31, 2002, Harken had accrued approximately $1,080,000 of dividends in arrears related to the Series G2 Preferred stock, approximately $11.59 per share of such preferred stock outstanding. During 2002, Harken’s Board of Directors declared that a dividend be paid for all accrued and unpaid dividends payable as of December 31, 2002 to holders of Harken Series G1 Preferred and Series G2 Preferred, such dividend was paid with shares of Harken common stock. As of the record date for such dividends, December 26, 2002, there were 93,150 shares of Series G2 Preferred outstanding. In January 2003, a total of 360,010 shares of Harken common stock were paid to holders of Series G2 Preferred.

At December 31, 2003, Harken had accrued approximately $493,000 of dividends in arrears related to the Series G2 Preferred stock, approximately $8.00 per share of such preferred stock outstanding. During 2003, Harken’s Board of Directors declared that a dividend be paid for all accrued and unpaid dividends payable as of December 31, 2003 to holders of Harken Series G1 Preferred and Series G2 Preferred, such dividend to be paid with shares of Harken common stock. As of the record date for such dividends, December 30, 2003, there were 61,650 shares of Series G2 Preferred outstanding. During January and February 2004, a total of approximately 164,000 shares of Harken common stock were issued to holders of Series G2 Preferred.

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

During 2002, holders of 2,150 shares of G2 Preferred stock elected to exercise their conversion option, and such holders were issued 75,598 shares of Harken common stock. In 2003, holders of 31,500 shares of G2 Preferred stock elected to exercise their conversion option, and such holders were issued approximately 1.1 million shares of Harken common stock.

Accounting for Payment of Series G1 and Series G2 Preferred Stock Dividend Liability in Common Shares – Harken accounts for the payment of the Series G1 and Series G2 Preferred stock dividends with shares of Harken common stock as a debt extinguishment in accordance with APB 26. Accordingly, the difference between the carrying value of the preferred stock dividend liability at December 31, 2002, approximately $7.4 million, and the fair market value of the shares of Harken common stock issued by Harken in payment of the liability in January 2003, approximately $227,000, is recognized as a Payment of Preferred Stock Dividend Liability in Common Shares in the Consolidated Statement of Operations for the year ended December 31, 2003 as a $6.8 million increase, net of income taxes paid on behalf of the preferred shareholders, to Net Income Attributed to Common Shareholders. For further discussion of Harken’s accounting treatment for payment of Series G1 and G2 Preferred stock dividends, see Note 17 – Other Information.

In January and February 2004, Harken paid the Series G1 and Series G2 Preferred stock dividend liability accrued at December 31, 2003 with 372,000 shares of Harken common stock. Accordingly, the difference between the carrying value of the preferred stock dividend liability at December 31, 2003, approximately $3.1 million, and the fair market value of the shares of Harken common stock issued by Harken in payment of the liability in January and February 2004, approximately $425,000, will be recognized as a Payment of Preferred Stock Dividend Liability in Common Shares in the Consolidated Statement of Operations for the quarter ended March 31, 2004 as a $2.7 million increase to Net Income Attributed to Common Shareholders.

Series G3 Preferred Stock — In May 2003, Harken’s Board of Directors approved the authorization and issuance of up to 150,000 shares of a new series of convertible preferred stock. The Series G3 Convertible Preferred Stock (the “Series G3 Preferred”), which has a liquidation value of $100 per share, is non-voting and is convertible at the holders’ option into Harken common stock at a conversion price of $0.50 per share, subject to adjustments in certain circumstances. The Series G3 Preferred is also convertible by Harken into freely tradable shares of Harken common stock if for any period of twenty consecutive calendar days, the average of the closing prices of Harken common stock during such period shall have equaled or exceeded $0.625 per share. In May 2003, Harken issued 92,700 shares of the Series G3 Preferred in exchange for approximately 31,350 shares of Harken’s outstanding Series G1 Convertible Preferred Stock, including commissions, with a liquidation value of $100 per share, and $6 million in cash.

The Series G3 Preferred holders shall be entitled to receive dividends at an annual rate equal to $3.50 per share in cash. All dividends on the Series G3 Preferred are payable semi-annually in arrears, payable on June 30 and December 31, commencing December 31, 2003. The Series G3 Preferred dividend and liquidation rights shall rank junior to all claims of creditors, including holders of outstanding debt securities, but senior to Harken common stockholders and pari passu to any other series of Harken preferred stock, unless otherwise provided. Harken had approximately $144,000 of accrued dividends related to the Series G3 Preferred stock at December 31, 2003 prior to paying those dividends in cash.

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

During 2003, holders of 16,000 shares of Harken’s Series G3 Preferred stock elected to exercise their conversion option, and such holders were issued a total of approximately 3.2 million shares of Harken common stock. Also, in 2003, Harken exchanged 2,700 shares of Series G3 Preferred stock in receipt of 1,350 shares of Series G1 Preferred stock in payment of financial transaction services to a non-related party for the placement of the Series G3 Preferred series.

The number of common and preferred shares and shares held in treasury during 2001, 2002 and 2003 are as follows:

	Number of Shares
Description	Preferred G1	Preferred G2	Preferred G3	Common	Treasury
Balance at December 31, 2000	169,000	—	—	17,699,000	(90,000)
Issuances of common stock	—	—	—	521,000	—
Issuances of preferred stock	325,000	95,800	—	—	—
Treasury shares purchased	—	—	—	—	(453,000)
Conversions of G1 Preferred	(48,000)	—	—	415,000	—
Conversions of G2 Preferred	—	(500)	—	17,000	—
Purchase of property interest	—	—	—	61,000	—

Balance as of December 31, 2001	446,000	95,300	—	18,713,000	(543,000)
Issuances of common stock	—	—	—	6,439,000	—
Repurchases of preferred stock	(19,000)	—	—	—	—
Treasury shares purchased	—	—	—	—	(63,000)
Conversions of G1 Preferred	(24,000)	—	—	220,000	—
Conversions of G2 Preferred	—	(2,000)	—	76,000	—

Balance as of December 31, 2002	403,000	93,300	—	25,448,000	(606,000)
Issuances of common stock	—	—	—	72,886,000	—
Issuance of preferred stock	(32,000)	—	93,000	—	—
Repurchases of preferred stock	(5,000)	—	—	—	—
Issuance of preferred dividends	—	—	—	947,000	—
Conversion/Redemption of Convertible Notes	(17,000)	—	—	81,577,000	—
Conversions of G1 Preferred	(24,000)	—	—	198,000	—
Conversions of G2 Preferred	—	(31,000)	—	1,102,000	—
Conversions of G3 Preferred	—	—	(16,000)	3,247,000	—

Balance as of December 31, 2003	325,000	62,300	77,000	185,405,000	(606,000)

Accumulated Other Comprehensive Income — At December 31, 2002, the balance in Other Comprehensive Income was the accumulated foreign currency translation adjustment of approximately $134,000 relating to prior periods. Since 1998, Harken has accounted for its international operations using the U.S. dollar as the functional currency, and as such, foreign currency gains and losses are reflected in the Statement of Operations. During 2003, Harken recorded unrealized holding gains of $606,000 on its available for sale investment in NOIT in Other Comprehensive Income in stockholders’ equity in Harken’s Consolidated Balance Sheet at December 31, 2003. See Note 3 — Investments for further discussion of Harken’s investment in NOIT.

Rights Offering — In February 2003, Harken distributed to holders of its common stock, Series G1 preferred stock, and Series G2 preferred stock, at no charge, nontransferable subscription rights to purchase shares of its common stock. These shares of common stock include preferred stock purchase rights attached to such common stock under the Stockholder Rights Plan (see further discussion below). Such holders received one subscription right for each share of common stock they owned (or in the case of the Series G1 preferred stock and Series G2 preferred stock, one subscription right for each share of common stock issuable upon conversion) at the close of business on January 30, 2003. Harken distributed 32,154,867 subscription rights exercisable for up to 72,885,437 shares of common stock.

Each subscription right entitled the holders to purchase 2.2667 shares of common stock at a subscription price of $0.311 per right (or $0.1372 per share). The subscription rights expired at 12:00 midnight, New York City time, on March 13, 2003. In connection with the rights offering, subscription rights were properly exercised for 13,169,779 shares of common stock for an aggregate purchase price of approximately $1,807,000 during 2003.

Standby Purchase Agreement — On September 6, 2002, Harken entered into a standby purchase agreement with Lyford that defined Harken’s rights and obligations, and the rights and obligations of Lyford, (the “Standby Commitment”). This agreement was amended on November 22, 2002. The standby purchase agreement obligated Harken to sell, and required Lyford to subscribe for and purchase from Harken, a number of shares of common stock equal to the Shortfall divided by the subscription price per share. The “Shortfall” is the amount by which $10,000,000 offering amount exceeded the aggregate subscription price paid by the stockholders who subscribed for and purchased shares in the offering.

During 2002, as compensation to Lyford for its Standby Commitment, Harken paid Lyford a Standby Commitment Fee of $600,000 by issuing 1,714,286 shares of common stock to Lyford (the “Standby Commitment Fee Shares”), with each such share being attributed a value of $0.35. Harken has also paid Lyford $50,000, in cash, in 2002 for its legal fees in connection with the rights offering.

Pursuant to the standby purchase agreement, on March 20, 2003, Lyford purchased 59,716,227 shares of common stock from Harken for an aggregate purchase price of approximately $8,193,000. Lyford paid approximately $3,185,000 in cash to Harken from its available working capital. After giving effect to the consummation of Harken’s rights offering and the standby purchase agreement, Lyford became the holder of approximately 62% of Harken’s outstanding common stock, and resulted in a change of control of Harken. Lyford’s ownership has been subsequently reduced in the aggregate due to the conversions of the 5% European Notes, the 7% European Notes due 2006, the 7% European Notes, the Benz Convertible Notes, and certain Series G1, G2 and G3 Preferred shares into shares of Harken common stock. Lyford may have the voting power to control the election of Harken’s board of directors and the approval or other matters presented for consideration by the stockholders, which could include amendments to Harken’s charter and various corporate governance actions.

Private Placement of Harken common stock — In March 2004, Harken issued 3.6 million shares of Harken common stock along with 1.75 million warrants, which expire in March 2005, to purchase shares of Harken common stock at an exercise price of $1.056 per share, to two institutional investors in exchange for $3.5 million cash.

Issuance of Convertible Notes Payable — In May 1998, Harken issued to qualified purchasers a total of $85 million of 5% European Notes which matured on May 26, 2003. Such 5% European Notes were convertible into shares of Harken common stock at an initial conversion price of $65.00 per share, subject to adjustment in certain circumstances. In January 2003, the conversion price of the 5% European Notes was adjusted to $62.63 and then again adjusted to $45.22 in accordance with the terms of the 5% European Note Indenture Agreement. In 2001, Harken exchanged 5% European Notes in the face amount of $18,580,000 for shares of Series G1 Preferred and Series G2 Preferred. In accordance with the terms of the 5% European Notes, upon their maturity in May 2003, Harken redeemed the remaining outstanding principal balance of approximately $7.3 million of the 5% European Notes plus accrued interest by issuing approximately 24.8 million shares of Harken common stock. For further discussion of the 5% European Notes, see Note 11 – Convertible Notes Payable.

During 2002 and 2003, Harken issued to qualified purchasers the 7% European Notes. In June 2003, after receiving voluntary conversion notice from the noteholders, Harken converted the entire $1,600,000 principal amount, plus accrued interest, of the 7% European Notes due 2006, into approximately 4.1 million shares of Harken common stock, based on the conversion price of $0.40 per share in accordance with the terms of the 7% European Notes due 2006.

During 2003, Harken converted certain amounts of the 7% European Notes into shares of Harken common stock based on the conversion price in accordance with the original conversion terms of the note agreements. See Note 11—Convertible Notes Payable for further discussion.

In December 1999, Harken issued the Benz Convertible Notes in exchange for certain prospects acquired from Benz. Such Benz Convertible Notes were convertible into shares of Harken common stock at the Benz Notes Conversion Price, subject to adjustment in certain circumstances. In July 2002, Harken elected to redeem Benz Convertible Notes with a principal amount of approximately $1,135,000 for 2,000,000 shares of Harken common stock. In November 2003, Harken redeemed the remaining outstanding principal amount of the Benz Convertible Notes, approximately $5.7 million, plus accrued and unpaid interest, for approximately 8.6 million shares of Harken common stock.

In December 2003 Harken issued to qualified purchasers a total of $5 million of 4.25% Convertible Notes due 2006. Such 4.25% Convertible Notes are convertible into shares of Harken common stock at a conversion price of $1.25 per share, subject to adjustment in certain circumstances. See Note 11 – Convertible Notes Payable for further discussion.

Acquisition of Republic Properties – On January 30, 2002, a wholly-owned subsidiary of Harken signed an agreement to acquire certain property interests from Republic. This acquisition was closed on

April 4, 2002 following approval by Republic’s shareholders and debenture holders. The Republic Properties were acquired by Harken in exchange for 2,645,500 shares of Harken common stock, plus 79,365 shares issued as a transaction fee in this acquisition. See Note 2 – Mergers, Acquisitions and Dispositions for further discussion.

Stockholder Rights Plan — In April 1998, Harken adopted a rights agreement (the “Rights Agreement”) whereby a dividend of one preferred share purchase right (a “Right”) was paid for each outstanding share of Harken common stock. The Rights will be exercisable only if a person acquires beneficial ownership of 15% or more of Harken common stock (an “Acquiring Person”), or commences a tender offer which would result in beneficial ownership of 15% or more of such stock. When they become exercisable, each Right entitles the registered holder to purchase from Harken one one-thousandth of one share of Series E Junior Participating Preferred Stock (“Series E Preferred Stock”), at a price of $35.00 per one one-thousandth of a share of Series E Preferred Stock, subject to adjustment under certain circumstances. During 2002, Harken’s Board of Directors amended the Rights Agreement to exclude from the definition of an Acquiring Person certain parties who have received or would receive beneficial ownership pursuant to certain transactions, including the rights offering and the redemption of Harken’s 5% European Notes.

Upon the occurrence of certain events specified in the Rights Agreement, each holder of a Right (other than an Acquiring Person) will have the right to purchase, at the Right’s then current exercise price, shares of Harken common stock having a value of twice the Right’s exercise price. In addition, if, after a person becomes an Acquiring Person, Harken is involved in a merger or other business combination transaction with another person in which Harken is not the surviving corporation, or under certain other circumstances, each Right will entitle its holder to purchase, at the Right’s then current exercise price, shares of common stock of the other person having a value of twice the Right’s exercise price.

Unless redeemed by Harken earlier, the Rights will expire on April 6, 2008. Harken will generally be entitled to redeem the Rights in whole, but not in part, at $.01 per Right, subject to adjustment. No Rights were exercisable under the Rights Agreement at December 31, 2003. The terms of the Rights generally may be amended by Harken without the approval of the holders of the Rights prior to the public announcement by Harken or an Acquiring Person that a person has become an Acquiring Person.

Outstanding Warrants — At December 31, 2003, Harken has no outstanding warrants available to be exercised.

(13) STOCK OPTION PLAN

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

Pro forma information regarding net loss and loss per share is required by SFAS 123 and has been determined as if Harken had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2003: risk-free interest rate of 5%; dividend yield of 0%; volatility factors of the expected market price of Harken common stock of 1.37; and a weighted-average expected life of the options of 6 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Due to the change of control of Harken which resulted from Harken’s rights offering and standby purchase agreement in the first quarter of 2003, all outstanding options, at that time, fully vested. As of December 31, 2003 substantially all of the previously issued and outstanding options had expired or were previously voluntarily surrendered. Harken’s pro forma information, as disclosed in Note 1, has been determined as if Harken had accounted for its employee stock-based compensation plans under the fair value method of SFAS 123.

The weighted average fair value of the options issued in 2001, 2002 and 2003 was $2.40, $0.43 and $0.19 per share, respectively.

A summary of Harken’s stock option activity, and related information for the years ended December 31, 2001, 2002 and 2003 follows (not in thousands):

	Year Ended December 31,
	2001		2002		2003
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding-beginning of year	1,618,326	$21.17	1,553,252	$20.81	1,444,485	$20.45
Granted	15,000	$7.07	5,000	$0.51	50,000	$0.23
Exercised	—	$—	—	$—	—	$—
Forfeited	(80,074)	$25.53	(113,767)	$24.50	(1,488,485)	$19.78

Outstanding-end of year	1,553,252	$20.81	1,444,485	$20.45	6,000	$21.40
Exercisable-end of year	980,246	$27.95	1,121,098	$24.83	6,000	$21.40

Exercise prices for options outstanding as of December 31, 2001 ranged from $1.22 to $64.375. Exercise prices for options outstanding as of December 31, 2002 ranged from $0.51 to $63.75. Exercise prices for options outstanding as of December 31, 2003 ranged from $8.125 to $63.75.

(14) INCOME TAXES

The total provision for income taxes/(benefit) consists of the following:

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Current Taxes:
Federal - AMT	$79	$(63)	$53
State	—	—	—
Foreign - Colombia	620	300	(237)
Deferred	—	—	—

Total	$699	$237	$(184)

The following is a reconciliation of the reported amount of income tax expense (benefit) for the years ended December 31, 2001, 2002, 2003 to the amount of income tax expense (benefit) that would result from applying domestic federal statutory tax rates to pretax income:

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Statutory Tax (Benefit)	$(14,722)	$(4,261)	$(421)
Increase in Valuation Allowance	14,722	3,272	56
Effect of Foreign Operations	620	300	(237)
Interest Expense Disallowed for Tax	—	921	383
Minority Interest and Other	79	5	35

Total Tax Expense/(Benefit)	$699	$237	$(184)

At December 31, 2003, Harken had available for U.S. federal income tax reporting purposes, a net operating loss (NOL) carryforward for regular tax purposes of approximately $113,000,000 which expires in varying amounts during the tax years 2003 through 2022, an alternative minimum tax NOL carryforward of approximately $97,000,000 which expires in varying amounts during the tax years 2004 through 2022, and a statutory depletion carryforward of approximately $2,400,000 which can be carried forward indefinitely to offset future taxable income of Harken subject to certain limitations imposed by the Internal Revenue Code. In March 2003 Harken underwent a change in ownership, within the meaning of Internal Revenue Code Section 382 that will significantly restrict Harken’s ability to utilize its NOLs. At December 31, 2003, Harken had available for Colombian income tax reporting purposes a NOL carryforward of approximately $111,000,000 (US Dollars) that expires in varying amounts during the Colombian tax years 2005 through 2007.

Total deferred tax liabilities, relating primarily to U.S. oil and gas properties as of December 31, 2003, were approximately $2.1 million. Total deferred tax assets, primarily related to the NOLs and Colombian oil properties, were approximately $76 million at December 31, 2003. The total net deferred tax asset is offset by a valuation allowance of approximately $74 million at December 31, 2003, resulting in no impact to results of operations.

Total deferred tax liabilities, relating primarily to U.S. oil and gas properties as of December 31, 2002, were approximately $3.3 million. Total deferred tax assets, primarily related to the NOLs and Colombian oil and gas properties, were approximately $89 million. The total net deferred tax asset was offset by a valuation allowance of approximately $90 million at December 31, 2002, resulting in no impact to results of operations.

(15) RELATED PARTY TRANSACTIONS

During 1997, 1998 and 1999, Harken made secured short-term loans to certain members of Harken’s Management, certain of whom also served on the Board of Directors. Such notes receivable were reflected in Harken’s Consolidated Balance Sheet at December 31, 2002 as Related Party Notes Receivable. At December 31, 2003, there are no amounts outstanding associated with such notes receivable on the Consolidated Balance Sheet.

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

In January 2004, pursuant to agreements executed in December 2003, Harken forgave the repayment of the remaining outstanding short-term loans in the principal amounts of $80,000 and $25,000 respectively, to a member of management and to a former member of management related to the surrender of their Harken stock options and reflected the forgiveness as a charge to earnings in 2003. Such loans were recourse loans secured by their options.

In November 2001, Global elected to its Board of Directors a director who is also a director of RP&C International Inc. (“RP&C”). RP&C has historically provided financial and transaction consulting services to Harken, including with regard to Harken’s 5% European Notes and 7% European Notes, and Series G1 Preferred and Series G2 Preferred stock. In addition, RP&C has served as a financial advisor in connection with Harken’s restructuring of its international assets, obligations and operations through its Global subsidiary. Also, RP&C currently serves as Global’s nominated advisor for the AIM Exchange in London. In connection with these services provided, RP&C has earned consulting and transaction fees and may continue to earn such fees in the future. During 2002 and 2003, Harken repurchased approximately 6,000 and 5,395 shares of Series G1 Preferred stock held by RP&C in consideration for certain financial and transaction consulting services. During 2003, Harken paid to RP&C approximately $1,028,000 for transaction costs associated with transaction consulting services. In connection with these services provided, RP&C may continue to earn such fees in the future. During 2003, RP&C, as holders of 13,720 shares of Harken’s Series G1 Preferred Stock and 9,000 shares of Harken’s Series G2 Preferred Stock, elected to exercise their conversion option, and such holders were issued 426,424, shares of Harken common stock. In February 2004, Harken engaged RP&C to provide their services relating to the private placement of Harken common stock in consideration for approximately $140,000 in fees.

(16) DERIVATIVE INSTRUMENTS

Harken holds certain commodity derivative instruments to mitigate commodity price risk associated with a portion of its future monthly crude oil and natural gas production and related cash flows. Harken’s oil and gas operating revenues and cash flows are highly dependent upon commodity product prices, which are volatile and cannot be accurately predicted. Harken’s objective for holding these commodity derivatives is to protect the operating revenues and cash flows related to a portion of its future oil and gas sales from the risk of significant declines in commodity prices.

During 2001, Harken, through a wholly-owned subsidiary, held natural gas price swaps resulting in the subsidiary receiving fixed prices of approximately $2.20 per MMBTU covering a total of 75,000 MMBTUs per month over the life of the swaps, which terminated December 31, 2001. Upon the January 1, 2001 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 133, Harken reflected an increase in its accrued liabilities of approximately $3,025,000 in order to fully record the fair value of these natural gas swaps. Because the derivatives had previously been designated in a hedging relationship that addressed the variable cash flow exposure of forecasted transactions, the offsetting impact was a charge to Other Comprehensive Income within Harken’s stockholders’ equity.

In January 2001, Harken purchased a put option for crude oil with a strike price of $25 per barrel, covering 6,000 barrels per month through June 30, 2001.

In November 2001, Harken entered into a zero-cost collar consisting of a fixed price floor option of $2.50 per MMBTU and a fixed price cap option of $3.8225 per MMBTU, covering 115,000 MMBTUs per month over the period of the contract, beginning January 1, 2002 through December 31, 2002. The above derivatives were designated as hedges of the exposure to variability of cash flows related to forecasted sales of specified production from certain of Harken’s domestic property operations.

In March 2002, Harken modified the remaining term of its zero-cost collar, adjusting it to a fixed price floor option of $2.75 per MMBTU and a fixed price cap option of $3.47 per MMBTU and increasing the monthly hedged volume to 135,000 MMBTUs. Harken did not designate the modified derivative as a cash flow hedge under SFAS 133. Also in March 2002, Harken entered into a new zero-cost collar consisting of a fixed price floor option of $2.75 per MMBTU and a fixed price cap option of $5.12 per MMBTU, covering 60,000 MMBTUs per month over a period from January 1, 2003 through December 31, 2003 and designated the collar as a hedge of the exposure to variability of cash flows related to forecasted sales of specific production from certain of Harken’s domestic property operations. During December 2002, Harken replaced the collar described above with a natural gas collar contract consisting of a fixed price floor option of $3.00 per MMBTU and a fixed price cap option of $4.95 per MMBTU, covering 70,000 MMBTUs per month over the period of the contract through June 30, 2004. Harken did not designate the modified derivative as a cash flow hedge under SFAS No. 133, and the derivative was marked to market at December 31, 2002 and during the year ended December 31, 2003.

The change in the fair value of the derivative of approximately $129,000 for the year ended December 31, 2003 is reflected in Interest and Other Expense in the Consolidated Statement of Operations. Such natural gas collar contract is reflected in accrued liabilities at December 31, 2003 with a fair value of approximately $428,000.

In the second quarter of 2003, Harken purchased a crude oil floor contract with a strike price of $23.00 per barrel for a notional amount of 6,500 barrels per month over a period of the contract through December 31, 2003. Harken did not designate the above derivative as a cash flow hedge under SFAS No. 133, therefore the derivative cost of approximately $34,000 has been reflected in Interest and Other Expense in the Consolidated Statement of Operations for the year ended December 31, 2003.

In December 2003, Harken purchased a crude oil floor contract with a strike price of $27.00 per barrel for a notional amount of 6,000 barrels per month over a period of the contract from January 1, 2004 through December 31, 2004. Harken designated the above derivative as a hedge of the exposure to variability of cash flows related to forecasted sales of specified production from certain of Harken’s domestic property operations. Such crude oil floor contract is reflected in other assets on Harken’s Consolidated Balance Sheet at December 31, 2003 with a fair value of approximately $105,000.

Risk management policies established by Harken management limit Harken’s derivative instrument activities to those derivative instruments which are effective in mitigating certain operating risks, including commodity price risk. In addition to other restrictions, the extent and terms of any derivative instruments are required to be reviewed and approved by executive management of Harken.

(17) OTHER INFORMATION

Quarterly Data — (Unaudited) — The following tables summarize selected quarterly financial data for 2002 and 2003 expressed in thousands, except per share amounts:

	Quarter Ended					Total Year
	March 31		June 30	September 30	December 31
2002
Revenues and other	$5,492		$7,712	$6,464	$6,043	$25,711
Gross profit	3,106		5,123	4,231	3,198	15,658
Litigation and contingent liability settlements, net	—		(1,168)	—	(120)	(1,288)
Net income / (loss)	(3,556)		(2,350)	739	(4,640)	(9,807)
Net loss attributed to common stock	(4,601)		(3,420)	(263)	(5,633)	(13,917)
Basic and diluted loss per common share	$(0.24)		$(0.16)	$(0.01)	$(0.23)	$(0.64)

2003
Revenues and other	$7,410		$6,685	$7,014	$6,336	$27,445
Gross profit	5,351		4,130	4,209	4,150	17,840
Litigation and contingent liability settlements, net	—		—	—	(1,125)	(1,125)
Net income / (loss) before cumulative effect of change in accounting principle	2,661		(400)	16	(2,461)	(184)
Net income / (loss)	1,848		(400)	16	(2,461)	(997)
Net income / (loss) attributed to common stock	7,906	(A)	(1,410)	(806)	(3,558)	2,132
Basic income / (loss) per common share	$0.22	(A)	$(0.01)	$(0.01)	$(0.02)	$0.02
Diluted income / (loss) per common share	$0.05	(A)	$(0.01)	$(0.01)	$(0.02)	$(0.03)

(A)

Net Income / (Loss) Attributable to Common Stock as previously reported has been changed since Harken has determined it is necessary to account for the January 2003 payment of Harken’s Series G1 and Series G2 Preferred stock dividends with shares of Harken common stock to reflect, in accordance with APB 26, the difference between the carrying value of the preferred stock dividend liability of approximately $7.4 million and the fair market value of the shares of Harken common stock of approximately $227,000 issued by Harken in payment of the liability. The difference was recognized as a Payment of Preferred Stock Dividend Liability in Common Shares of approximately $6.8 million in the Consolidated Statement of Operations for the period ended March 31, 2003 as an increase, net of income taxes paid on behalf of the preferred shareholders, to Net Income Attributed to Common Stock. Harken had previously accounted for the payment of the Series G1 and G2 Preferred stock dividend liability with shares of Harken common stock as a conversion transaction, pursuant to the terms of the respective preferred stock agreement, with the difference between the carrying amount of the preferred stock dividend liability and the par value of the common stock issued recorded to Additional Paid-in Capital. This accounting treatment had no effect on Harken’s revenues, net income, net working capital, or cash flow for the period in question. Basic earnings (loss) per share increased from $0.02 to $0.22, and diluted earnings (loss) per share increased from $0.01 to $0.05 for the quarter ended March 31, 2003 as a result of the increase to Income Attributable to Common Share. Additionally, none of Harken’s debt compliance covenants were affected by this accounting treatment. See Note 12 - Stockholders’ Equity for a discussion of Harken’s Series G1, G2 and G3 Preferred stock.

Significant Customers — In 2001, 2002 and 2003, Ecopetrol, which purchases the majority of Global’s Colombia oil production, represented 26%, 30% and 29%, respectively, of Harken’s consolidated revenues. In addition, management does not feel that the loss of a significant domestic purchaser would significantly impact the operations of Harken due to the availability of other potential purchasers for its oil and gas production.

Operating Segment Information — Harken divides its operations into two operating segments which are managed and evaluated by Harken and Global as separate operations. In the first quarter of 2004, Harken established Gulf Energy Management, Inc. (“GEM”), a wholly-owned subsidiary, to manage its domestic operations held through its other domestic wholly-owned subsidiaries. Harken’s North American operating segment currently relates to GEM’s exploration, development, production and acquisition efforts in the United States whereby production cash flows are discovered or acquired, and operates primarily through traditional ownership of mineral interests in the various states in which it operates. North American production is sold to established purchasers and generally transported through an existing and well-developed pipeline infrastructure. Harken’s Middle American operating segment currently relates to Global’s exploration, development, production and acquisition efforts in Colombia, Peru and Panama. Middle American segment production cash flows have been discovered through extensive drilling operations conducted under Association Contracts with the state-owned oil and gas companies/ministries in the respective countries. Global’s Middle American production is primarily sold to Ecopetrol. In addition, Global seeks to identify and develop energy projects internationally to industry and financial partners and to aggregate international assets through strategic acquisitions and alliances. During the three-year period ended December 31, 2003, none of Global’s Middle American segment revenues related to Costa Rica, Peru or Panama.

Harken’s accounting policies for each of its operating segments are the same as those described in Note 1 – Summary of Significant Accounting Policies. There are no intersegment sales or transfers. Revenues and expenses not directly identifiable with either segment, such as certain general and administrative expenses, are allocated by Harken based on various internal and external criteria including an assessment of the relative benefit to each segment.

See Note 19 – Oil and Gas Disclosures for geographic information regarding Harken’s long-lived assets. Harken’s financial information, expressed in thousands, for each of its operating segments is as follows for each of the three years in the period ended December 31, 2003:

	North America	Middle America	Total
For the year ended December 31, 2001:
Operating revenues	$23,351	$8,291	$31,642
Oil and gas operating expenses	9,266	2,938	12,204
Interest and other income	548	233	781
Depreciation and amortization	8,871	6,383	15,254
Full cost valuation allowance	14,353	4,316	18,669
Provision for asset impairments	—	14,102	14,102
Interest expense and other, net	2,761	1,902	4,663
Income tax expense	79	620	699
Segment (loss)	(13,927)	(27,096)	(41,023)
Capital expenditures	11,892	10,721	22,613
Total assets at end of year	65,732	30,074	95,806
For the year ended December 31, 2002:
Operating revenues	$17,370	$7,619	$24,989
Oil and gas operating expenses	7,292	2,039	9,331
Interest and other income	263	459	722
Depreciation and amortization	7,498	4,012	11,510
Full cost valuation allowance	—	521	521
Provision for asset impairments	—	400	400
Litigation and contingent liability settlements, net	1,288	—	1,288
Interest expense and other, net	5,379	344	5,723
Income tax (benefit) expense	(63)	300	237
Segment loss	(6,298)	(3,509)	(9,807)
Capital expenditures	3,688	2,324	6,012
Total assets at end of year	59,783	25,797	85,580
For the year ended December 31, 2003:
Operating revenues	$18,753	$8,556	$27,309
Oil and gas operating expenses	7,071	2,398	9,469
Interest and other income	41	95	136
Depreciation and amortization	5,804	3,137	8,941
Litigation and contingent liability settlements, net	1,125	—	1,125
Interest expense and other, net	4,394	110	4,504
Income tax (benefit) expense	53	(237)	(184)
Segment income (loss)	(1,616)	619	(997)
Capital expenditures	4,427	4,149	8,576
Total assets at end of year	54,616	26,396	81,012

(18) EARNINGS (LOSS) PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted earnings / (loss) per share for the years ended December 31, 2001, 2002 and 2003.

(in thousands, except per share data)	2001			2002			2003
	Net (loss) Attributed to Common Stock	Weighted- Average Shares	Per-Share (Loss)	Net (loss) Attributed to Common Stock	Weighted- Average Shares	Per-Share (Loss)	Net earnings (loss) Attributed to Common Stock	Weighted- Average Shares	Per-Share earnings (Loss)
Basic earnings per share	$(44,201)	18,064	$(2.45)	$(13,917)	21,742	$(0.64)	$2,132	112,695	$0.02
Effect of dilutive securities:
5% European Notes (A)	—	—		—	—		(5,254)	95

Diluted earnings per share	$(44,201)	18,064	$(2.45)	$(13,917)	21,742	$(0.64)	$(3,122)	112,790	$(0.03)

(A)	Represents 5% European Notes extinguished in March and May 2003. Gains on these transactions have been treated as a reduction to income attributed to common stock as such gains would not have occurred had these securities been converted by the holder.

Not included in the calculation for diluted earnings per share were 1,553,252, 1,444,485 and 6,000 employee stock options outstanding during the years ended December 31, 2001, 2002 and 2003, respectively. Harken’s 4.25% Convertible Notes, 7% European Notes, Benz Convertible Notes and Series G-1, G-2 and G-3 Preferred Stock were also excluded from the calculation of diluted earnings per share as their effect would have been antidilutive. The inclusion of these options would have been antidilutive since they were not “in the money” at the end of the respective years. Since Harken incurred net losses attributed to common stock for 2001 and 2002, no dilution of the net losses per share would have resulted from the assumed conversions of the convertible notes and convertible preferred stock, discussed above.

(19) OIL AND GAS DISCLOSURES

Costs incurred in property acquisition, exploration and development activities, expressed in thousands:

	Year Ended December 31,
	2001	2002	2003
Domestic costs incurred:
Acquisition of properties
Evaluated	$—	$2,646	$—
Unevaluated	—	—	—
Exploration	2,200	566	337
Development	9,692	476	2,678
Asset retirement costs	—	—	86
Cumulative effect of asset retirement costs	—	—	1,326

Total domestic costs incurred	$11,892	$3,688	$4,427

Middle American costs incurred:
Acquisition of properties
Evaluated	$100	$—	$—
Unevaluated	869	—	—
Exploration	9,752	622	323
Development	—	1,702	3,432
Asset retirement costs	—	—	38
Cumulative effect of asset retirement costs	—	—	356

Total Middle American costs incurred	$10,721	$2,324	$4,149

Middle American costs during 2001 include $891,000, $635,000 and $166,000 of costs related to Costa Rica, Peru and Panama, respectively. Middle American costs during 2002 include $353,000 and $233,000 of costs related to Peru and Panama, respectively. Middle American costs during 2003 include $139,000 and $184,000 of costs related to Peru and Panama, respectively.

Capitalized Costs Relating to Oil and Gas Producing Activities, expressed in thousands:

	As of December 31,
	2001	2002	2003
Capitalized costs:
Unevaluated Colombia properties	$68	$—	$—
Unevaluated Peru properties	635	562	701
Unevaluated Panama properties	166	304	488
Unevaluated domestic properties	2,603	2,617	1,923
Evaluated Colombia properties	182,945	184,491	188,219
Evaluated domestic properties	154,495	156,072	153,866
Colombian production facilities	14,892	15,409	15,931
Domestic production facilities	501	508	508

Total capitalized costs	356,305	359,963	361,636
Less accumulated depreciation and amortization	(280,357)	(291,159)	(299,861)

Net capitalized costs	$75,948	$68,804	61,775

Results of Operations from Oil and Natural Gas Producing Activities

(thousands of dollars)

	Year Ended December 31,
	2001	2002	2003
Oil and natural gas revenues	$31,642	$24,989	$27,309
Less:
Oil and natural gas operating costs	12,204	9,331	9,469
Depreciation and amortization	15,254	11,510	8,941
Provision for asset impairments	14,102	400	—
Full cost valuation allowance	18,669	521	—
Interest expense and other (P&A accretion)	310	335	460
Income tax expense /(benefit)	699	237	(184)

	61,238	22,334	18,686

Results of operations from oil and natural gas producing activities	$(29,596)	$2,655	$8,623

Oil and Gas Reserve Data — (Unaudited) — The following information is presented with regard to Harken’s proved oil and gas reserves. The reserve values and cash flow amounts reflected in the following reserve disclosures are based on prices as of year end. Global reflected proved reserves in Colombia related to its Alcaravan, Bolivar and Bocachico Association Contracts. Global has reflected no proved reserves related to its Costa Rica, Peru or Panama operations.

During 1999, Global applied to Ecopetrol for a declaration of commercial discovery related to the Palo Blanco field on the Alcaravan Association Contract and the Buturama field on the Bolivar Association

Contract. In February and October 2001, Global was notified by Ecopetrol that Global could proceed with the development and production of the Buturama and Palo Blanco fields, respectively, on a sole-risk basis. As such, Global is entitled to receive Ecopetrol’s share of production after royalty, until Global has recovered 200% of its costs, after which time Ecopetrol could elect to begin to receive its 50% working interest share of production. In light of Ecopetrol’s election not to participate in these fields, Global has reflected its 80% share of future net cash flows from the Buturama field in its proved reserves as of December 31, 2003. All Colombian proved reserves are net of Ecopetrol’s royalty pursuant to each related Association Contract. Global’s Colombian reserves in the Bolivar, Alcaravan and Bocachico Contract Blocks have been prepared by Ryder Scott Company. For further discussion of Global’s Colombian operations, see Note 6 – Middle American Operations.

Harken’s domestic reserves reflect reductions for certain producing properties which were sold for cash during 2001, 2002 and 2003. See Note 2 – Mergers, Acquisitions and Dispositions for further discussion. Harken’s domestic reserves at December 31, 2003 have been prepared by Netherland, Sewell & Associates, Inc.

Proved oil and gas reserves are defined as the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Reservoirs are considered proved if economic productibility is supported by either actual production or conclusive formation tests. The area of a reservoir considered proved includes that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. Reserves which can be produced economically through application of improved recovery techniques are included in the “proved” classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

The reliability of reserve information is considerably affected by several factors. Reserve information is imprecise due to the inherent uncertainties in, and the limited nature of, the data base upon which the estimating of reserve information is predicated. Moreover, the methods and data used in estimating reserve information are often necessarily indirect or analogical in character rather than direct or deductive. Furthermore, estimating reserve information, by applying generally accepted petroleum engineering and evaluation principles, involves numerous judgments based upon the engineer’s educational background, professional training and professional experience. The extent and significance of the judgments to be made are, in themselves, sufficient to render reserve information inherently imprecise.

“Standardized measure” relates to the estimated discounted future net cash flows, as adjusted for Harken’s asset retirement obligations, and major components of that calculation relating to proved reserves at the end of the year in the aggregate and by geographic area, based on year end prices, costs, and statutory tax rates and using a 10% annual discount rate. Prices at December 31, 2003 were based on NYMEX prices of $32.52/barrel and $6.19/mmbtu.

	(Unaudited)
	United States		Colombia		Total Worldwide
	Oil (Barrels)	Gas (Mcf)	Oil (Barrels)	Gas (Mcf)	Oil (Barrels)	Gas (Mcf)
	(in thousands)
Proved reserves:
As of December 31, 2000	4,767	54,836	2,027	—	6,794	54,836
Extensions and discoveries	463	4,650	4,171	—	4,634	4,650
Revisions	(1,041)	(5,837)	(686)	—	(1,727)	(5,837)
Production	(273)	(3,844)	(500)	—	(773)	(3,844)
Sales of reserves in place	(1,302)	(10,412)	—	—	(1,302)	(10,412)

As of December 31, 2001	2,614	39,393	5,012	—	7,626	39,393
Purchases of reserves in place	125	902	—	—	125	902
Extensions and discoveries	2	551	—	—	2	551
Revisions	837	(173)	946	—	1,783	(173)
Production	(267)	(3,225)	(465)	—	(732)	(3,225)
Sales of reserves in place	(25)	(2,940)	—	—	(25)	(2,940)

As of December 31, 2002	3,286	34,508	5,493 (1)	—	8,779 (1)	34,508
Extensions and discoveries	—	706	—	—	—	706
Revisions	(131)	(3,404)	(722)	—	(853)	(3,404)
Production	(238)	(2,133)	(394)	—	(632)	(2,133)
Sales of reserves in place	(1,569)	(15,463)	—	—	(1,569)	(15,463)

As of December 31, 2003	1,348	14,214	4,377 (1)		5,725 (1)	14,214

Proved developed reserves at:
December 31, 2001	1,583	23,673	872	—	2,455	23,673
December 31, 2002	1,945	18,630	1,091 (2)	—	3,036 (2)	18,630
December 31, 2003	768	9,488	1,178 (3)	—	1,946 (3)	9,488

(1)	Includes approximately 790,000 and 629,000 barrels of total proved reserves attributable to a 14.38% minority interest of a consolidated subsidiary at December 31, 2002 and 2003, respectively.

(2)	Includes approximately 157,000 barrels of total proved developed reserves attributable to a 14.38% minority interest of a consolidated subsidiary.

(3)	Includes approximately 169,000 barrels of total proved developed reserves attributable to a 14.38% minority interest of a consolidated subsidiary.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

	(Unaudited)
	United States	Colombia	Total Worldwide
	(in thousands)
December 31, 2002:
Future cash inflows	$277,373	$120,687	$398,060
Production costs	(78,009)	(21,224)	(99,233)
Development costs	(32,976)	(18,882)	(51,858)

Future net inflows before income tax	166,388	80,581	246,969
Future income taxes	(6,177)	(4,036)	(10,213)

Future net cash flows	160,211	76,545	236,756
10% discount factor	(58,039)	(18,480)	(76,519)

Standardized measure of discounted future net cash flows	$102,172	$58,065 (1)	$160,237 (1)

December 31, 2003:
Future cash inflows	$135,410	110,575	245,985
Production costs	(41,241)	(19,695)	(60,936)
Development costs	(19,338)	(17,148)	(36,486)

Future net inflows before income tax	74,831	73,732	148,563
Future income taxes	(8,768)	(3,583)	(12,351)

Future net cash flows	66,063	70,149	136,212
10% discount factor	(11,822)	(17,314)	(29,136)

Standardized measure of discounted future net cash flows	54,241	52,835 (2)	107,076 (2)

(1)	Includes approximately $8,349,000 of discounted future net cash flows attributable to a 14.38% minority interest of a consolidated subsidiary.

(2)	Includes approximately $7,598,000 of discounted future net cash flows attributable to a 14.38% minority interest of a consolidated subsidiary.

	(Unaudited)
	2001	2002	2003
	( in thousands)
Worldwide
Standardized measure — beginning of year	$264,697	$63,297	$160,237 (1)
Increase (decrease)
Sales, net of production costs	(19,665)	(15,786)	(17,840)
Net change in prices, net of production costs	(211,359)	92,247	34,007
Development costs incurred	5,358	636	6,111
Change in future development costs	(10,829)	1,121	2,856
Change in future income taxes	64,304	473	205
Revisions of quantity estimates	(18,752)	22,247	(22,513)
Accretion of discount	26,470	6,328	16,024
Changes in production rates, timing and other	(8,222)	(11,490)	(39,517)
Extensions and discoveries, net of future costs	19,748	1,340	1,776
Sales of reserves-in-place	(48,453)	(4,400)	(34,270)
Purchases of reserves-in-place	—	4,224	—

Standardized measure — end of year	$63,297	$160,237 (1)	$107,076 (2)

(1)	Includes approximately $8,349,000 of discounted future net cash flows attributable to a 14.38% minority interest of a consolidated subsidiary.

(2)	Includes approximately $7,598,000 of discounted future net cash flows attributable to a 14.38% minority interest of a consolidated subsidiary.

(20) COMMITMENTS AND CONTINGENCIES

Operating Leases — Harken leases its corporate and certain other office space and certain field operating offices. Total office and operating lease payments during 2001, 2002 and 2003 were $750,000, $736,000 and $698,000, respectively, net of applicable sublease arrangements. Future minimum rental payments required under all leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2003, net of sublease reimbursements of $156,000, $187,000 and $172,000 in 2004, 2005 and 2006, respectively, are as follows:

Year	Amount
2004	$525,000
2005	470,000
2006	430,000
Thereafter	—

Total minimum payments required	$1,425,000

Operational Contingencies — The exploration, development and production of oil and gas are subject to various, federal and state laws and regulations designed to protect the environment. Compliance with these regulations is part of Harken’s day-to-day operating procedures. Infrequently, accidental discharge of such materials as oil, natural gas or drilling fluids can occur and such accidents can require material expenditures to correct. Harken maintains levels of insurance it believes to be customary in the industry to limit its financial exposure. Management is unaware of any material capital expenditures required for environmental control during the next fiscal year.

In September 1997, Harken Exploration Company, a wholly-owned subsidiary of Harken, was served with a lawsuit filed in U.S. District Court for the Northern District of Texas, Amarillo Division, styled D. E. Rice and Karen Rice, as Trustees for the Rice Family Living Trust (“Rice”) vs. Harken Exploration Company. In the lawsuit, Rice alleged damages resulting from Harken Exploration Company’s alleged spills on Rice’s property and claimed that the Oil Pollution Act (“OPA”) should have applied in this circumstance. Rice alleged that remediation of all of the alleged pollution on its land would cost approximately $40,000,000. In October 1999, the trial court granted Harken’s Motion for Summary Judgment that the OPA did not apply and dismissed the Rice claim under it. Rice appealed the trial court’s summary judgment to the U.S. Fifth Circuit Court of Appeals. In April 2001, the Fifth Circuit Court of Appeals issued its opinion affirming the trial court’s summary judgment in Harken’s favor. Based on this affirmation of the summary judgment, in Harken management’s opinion, the results of any further appeal would not have a material adverse effect on Harken’s financial position. Rice did not appeal the Fifth Circuit Court of Appeals decision. On August 15, 2002, Harken was served with a new suit filed by Rice in state court in Hutchinson County, Texas. In this new state case, Rice continues to seek approximately $40,000,000 in remediation costs and damages. Harken filed a motion for partial summary judgment seeking a ruling that remediation costs are not the proper measure of damages and that Rice’s property damages, if any, should be measured by the alleged diminution in value of its land. The Court held a hearing on Harken’s motion on October 30, 2002, but on December 30, 2002, this motion was denied by the court. Harken’s management continues to believe that the correct measure of damages is the alleged diminution in value of Rice’s land. In December 2003, the parties agreed to formal mediation of this matter which took place in January 2004. Following mediation, the parties reached a settlement agreement, whereby Harken and Harken’s insurers agreed to pay to Rice the total sum of $1.9 million in return for a full and final release for all disputes and claims alleged by Rice against Harken. The insurer agreed to contribute $775,000 of this settlement amount. Based on the settlement agreement and the contribution from the insurers, Harken has accrued and expensed $1.125 million in December 2003. Harken’s insurers, pursuant to a separate Fifth Circuit Court of Appeals order, have covered Harken’s legal costs of defense in the litigation.

Search Acquisition Corp. (“Search Acquisition”), also known as Harken Texas Acquisition Corp., a wholly-owned subsidiary of Harken, was a defendant in a lawsuit filed by Petrochemical Corporation of America and Lorken Investments Corporation (together, “Petrochemical”). This lawsuit arose out of

Petrochemical’s attempt to enforce a judgment of joint and several liability entered in 1993 against a group of twenty limited partnerships known as the “Odyssey limited partnerships.” Petrochemical claimed that Search Exploration, Inc. is liable for payment of the judgment as the successor-in-interest to eight Odyssey limited partnerships. Search Acquisition was the surviving corporation in Harken’s 1995 acquisition of Search Exploration, Inc. On February 28, 1996, the court granted Search Acquisition’s motion for summary judgment in this case. On July 3, 1998, the Fifth District Court of Appeals for the State of Texas reversed the trial court’s summary judgment and remanded the case to the trial court. In December 2001, a jury trial was held in this matter. The jury returned a verdict finding for Petrochemical in the amount of $1.1 million of actual damages and $3 million in punitive damages. In April 2002, the court entered judgment on the verdict rendered by the jury. Search Acquisition then filed a motion for a new trial. In June 2002, Petrochemical filed with the U.S. Bankruptcy Court in Dallas, Texas an involuntary petition in bankruptcy against Search Acquisition, under Chapter 7 of the Bankruptcy Code, and moved for the appointment of an interim trustee. Search Acquisition agreed to the entry of an order for relief under Chapter 7, as well as the appointment of the interim trustee. These actions resulted in a stay of Search Acquisition’s motion of the Court’s judgment on the jury verdict totaling $4.1 million. Thereafter, McCulloch Energy, Inc. (“McCulloch”), a wholly-owned subsidiary of Search Acquisition, filed a voluntary petition in bankruptcy under Chapter 7 of the Bankruptcy Code in the U.S. Bankruptcy Court in Houston, Texas. The stay of Search Acquisition’s motion and the related bankruptcy filings led to negotiations in bankruptcy and mediation relating to the Petrochemical suit and judgment. As a result of these events, on August 1, 2002, pursuant to a mediated settlement, Petrochemical and the bankruptcy trustees agreed to release their claims against Harken in exchange for a payment of $2 million to be distributed to Petrochemical, and a payment of approximately $189,000 to pay administrative expenses and other creditors of the bankruptcy estates. Pursuant to the mediation agreement, Petrochemical elected to receive 100% of the stock of McCulloch in September 2002. McCulloch does not have any contractual arrangements that are material to Harken’s operations and has a book and fair value each less than $10,000. The mediation agreement was approved by the Bankruptcy Courts in Dallas and Houston in September 2002. Payment of the mediation settlement was also made in September 2002.

420 Energy Investment, Inc. and ERI Investments, Inc. (collectively “420 Energy”) filed a lawsuit against XPLOR Energy, Inc., a wholly-owned subsidiary of Harken (“XPLOR”), on December 21, 1999 in the New Castle County Court of Chancery of the State of Delaware. 420 Energy alleges that they are entitled to appraisal and payment of the fair value of their common stock in XPLOR as of the date XPLOR merged with Harken. Harken has relied on an indemnity provision in the XPLOR merger agreement to tender the costs of defense in this matter to former stockholders of XPLOR. Although the outcome of this litigation is uncertain, because the former stockholders of XPLOR have accepted indemnification of this claim, Harken believes that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken’s financial condition. Harken has not provided a reserve because it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated.

In August 2001, a new lawsuit was filed by New West Resources, Inc. (“New West”), a former XPLOR stockholder, against XPLOR, Harken and other defendants in state court in Dallas, Texas. Harken received service of process in February 2002. Effective January 17, 2003, the case was transferred by agreement of the parties to Harris County district court. New West claimed that it lost its $6 million investment in XPLOR as a result of misrepresentations by XPLOR and breach of fiduciary duties by certain XPLOR directors. Harken believes this new suit was an adjunct of the prior appraisal rights claim by 420 Energy. In December 2003, New West voluntarily dismissed XPLOR and Harken and as a result had no material adverse effect on Harken’s financial condition.

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

In May 2002, Henry C. Magee III (“Magee”) filed a complaint against XPLOR Energy SPV-I, Inc. and XPLOR Energy Operating Company, as the successor in Interest to Araxas SPV-I, Inc. and Araxas Exploration, Inc. in the United States District Court for the Eastern District of Louisiana. In his complaint, Magee alleges that Xplor breached a contractual obligation relating to a royalty interest assignment from XPLOR’s predecessor in interest, Araxas Exploration, Inc. The court granted Magee’s motion for summary as to a disputed interpretation of the assignment clause but reserved for trial XPLOR’s reformation claim. Trial of this issue is not anticipated until the fourth quarter of 2004. XPLOR will continue to vigorously dispute these claims and retains the right to appeal the summary judgment granted by the court. While the results of the trial and any appeals related to the trial or summary judgment remain uncertain, Harken believes the ultimate outcome will not have a material adverse effect on Harken’s financial conditions and results of operations. Harken has not provided a reserve because it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated.

In October 2003, Xplor was served with a complaint filed by Apache Corporation in the Harris County District Court. Apache sought payment of $219,000 plus interest and attorneys’ fees. Apache alleged that the amount demanded was due pursuant to the terms of a 1998 purchase and sale agreement between Apache and Xplor. In March 2004, Apache and Xplor entered into a compromise and settlement agreement resolving all disputes between the parties and resulting in the dismissal with prejudice to refiling of this case.

In September 2003, Harken de Colombia Ltd., a Harken subsidiary, obtained a copy of a demand submitted on behalf of several former employees of Geophysical Acquistion & Processing Services Ltd. (“GAPS”), a subcontractor to Harken de Colombia Ltd. In their demand, the former GAPS employees request that the Colombian labor courts in Bogotá, Colombia, declare Harken de Colombia jointly liable with GAPS for past wages allegedly due to the former GAPS employees. Harken disputes the allegations submitted by the former GAPS employees and will vigorously defend against those allegations. A similar claim brought by another group of former GAPS employees in La Dorada, Colombia, was successfully rejected by Harken and dismissed by the labor court in that city. In December 2003, the court dismissed the claims of the GAPS employees.

Harken and its subsidiaries currently are involved in various other lawsuits and other contingencies, which in management’s opinion, will not result in a material adverse effect upon Harken’s financial condition or operations taken as a whole.

As of December 31, 2003, maturities of Harken’s long-term and short-term debt in 2004 through 2008 are $1,667,000, $1,667,000, $1,667,000, $340,000 and $2,020,000, respectively. See Note 7 — Bank Credit Facility Obligations, Note 8 — Investor Term Loan, Note 9 — 10% Notes Payable, Note 10 — Senior Secured Notes and Note 11 — Convertible Notes Payable for further discussion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 19, 2003, we dismissed Ernst and Young LLP as our independent accountants. We engaged BDO Seidman, LLP as our new independent accounts. The decision to change our independent accountants was made by our audit committee of the board of directors.

Ernst & Young’s reports on our consolidated financial statements for the years ended December 31, 2001 and December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2001 and December 31, 2002 and the subsequent interim period preceding the decision to change independent accountants, there were no disagreements with Ernst & Young on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Ernst & Young, would have caused the former accountant to make a reference to the subject matter of the disagreement(s) in connection with its reports covering such periods.

During the fiscal years ended December 31, 2001 and December 31, 2002 and the subsequent interim period preceding the decision to change independent accountants, there were no “reportable events” requiring disclosure pursuant to Item 304 (a) (1) (v) of Regulation S-K. As used herein, the term “reportable events” means any of the items listed in paragraphs (a) (1) (v) (A) - (D) of Item 304 of Regulation S-K.

Effective June 24, 2003, we engaged BDO Seidman, LLP as our independent accountants. During the fiscal years ended December 31, 2001 and December 31, 2002 and the subsequent interim period preceding the decision to change independent accountants, neither we nor anyone on our behalf consulted BDO Seidman, LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, nor has BDO Seidman, LLP provided us a written report or oral advice regarding such principles or audit opinion.

We requested and obtained a letter from Ernst & Young addressed to the Securities and Exchange Commission stating that it agrees with the above statements.

ITEM 9A. CONTROLS AND PROCEDURES

The company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the company’s disclosure controls and procedures are effective. There have been no changes in internal control over financial reporting for the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of Harken

On February 17, 2004 the Shareholders approved an amendment to Harken’s Certificate of Incorporation to eliminate the classification of directors. The current directors of Harken were elected at the Annual Meeting of Stockholders held on February 17, 2004 to serve until Harken’s next annual meeting of stockholders or until their successors are duly elected and qualified. The directors of Harken, their ages and business experience during the past five years are listed below:

Name, Age and Business Experience	Director Since
Michael M. Ameen, Jr. (Age – 79) – Independent Consultant on Middle East Affairs since 1991. From 1989 to 1999 Mr. Ameen served as a part time consultant to Harken with regard to Middle Eastern exploration projects. Mr. Ameen has previously served as Director of American Near East Refugee Aid; past director of International College in Beirut, Lebanon; past vice president of government relations and director of Washington office of Aramco; past president of Mobil Middle East Development Corporation; and Member, Energy Intelligence Group International Advisory Board.	1994

Mikel D. Faulkner (Age – 54) – Chief Executive Officer of Harken since 1982. From 1991 to March 2003, Mr. Faulkner served as Chairman of the Board of Harken and, from 1982 to February 1993, Mr. Faulkner served as President of Harken. Effective May 31, 2001, Mr. Faulkner also became Chairman of the Board of Directors of Harken’s subsidiary, Global.	1982

Dr. J. William Petty (Age – 61) – Professor of Finance and the W.W. Caruth Chairholder of Entrepreneurship at Baylor University from 1990 to the present; Dr. Petty served as dean of the Business School at Abilene Christian University from 1979 to 1990; Dr. Petty served as a subject matter expert on a best-practices study by the American Productivity and Quality Center on the topic of shareholder value based management and Dr. Petty served on a research team for the Australian Department of Industry to study the feasibility of establishing a public equity market for small and medium-sized enterprises in Australia.	2000

Alan G. Quasha (Age – 54) – President of Quadrant Management, Inc., an investment management company, since 1988. Served as Chairman of the Board of Harken since March 31, 2003 and previously served as Chairman of the Board of Harken from June 1983 to February 1991. Served as a director of Compagnie Financiere Richemont SA, a Swiss luxury goods company, since its formation in 1988, and American Express Funds, the mutual fund arm of American Express Company, since May 2002. From October 2002 to present served as director of Itech Capital Corp. From April 1994 to April 1997 served as a governor of the American Stock Exchange.	2003

H. A. Smith (Age – 65) – From June 1991 to the present, Mr. Smith has served as a consultant to Smith International Inc., an oil field service company; previously Mr. Smith served as Vice President Customer Relations for Smith International, Inc.	1997

In March and April 2003, certain individuals resigned from the Board of Directors. Alan G. Quasha was elected to the Board of Directors to fill the vacancy created by the resignation of Stephen C. Voss. As a result of the foregoing, the Board of Directors amended Harken’s Bylaws to reduce the number of directors constituting the full Board of Directors from nine directors to six directors.

In July 2003, Marvin M. Chronister resigned from the Board of Directors. As a result of the foregoing, the Board of Directors amended Harken’s Bylaws to further reduce the number of directors constituting the full Board of Directors from six directors to five directors.

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

The executive officers of Harken, their ages and positions held with Harken and their business experience for the past five years are listed below.

Name	Age	Position Held with Harken
Alan G. Quasha	54	Chairman of the Board of Directors
Mikel D. Faulkner	54	Chief Executive Officer and President
Stephen C. Voss	55	Managing Director, Global Energy Development PLC
James W. Denny, III	56	Chief Executive Officer and President, Gulf Energy Management Company
Anna M. Williams	33	Vice President and Chief Financial Officer
Elmer A. Johnston	43	Vice President – General Counsel and Secretary

Alan G. Quasha has served as Chairman of the Board of Harken since March 31, 2003. Mr. Quasha previously served as Chairman of the Board of Harken from June 1983 to February 1991. He has served as President of Quadrant Management, Inc., an investment management company, from 1988 to the present. Mr. Quasha also has served as a director of Compagnie Financiére Richemont SA , a Swiss luxury goods company, since its formation in 1988 to the present, American Express Funds , the mutual fund arm of American Express Company, since May 2002. From April 1994 to April 1997, he served as a governor of the American Stock Exchange.

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

James W. Denny, III has served as President and Chief Executive Officer of Gulf Energy Management Company since January 1, 2004. Mr. Denny previously served as Vice President and Chief Operating Officer of Harken from March 31, 2003 to December 31, 2003. From October 1999 to March 2003, Mr. Denny served as Executive Vice President – Operations of Harken. From 1998 to October 1999, Mr. Denny served as Senior Engineer/Operations Manager for XPLOR Energy, Inc., a private oil and gas exploration company that merged with and became a subsidiary of Harken in 1999.

Anna M. Williams has served as Vice President and Chief Financial Officer of Harken since March 31, 2003. From June 2001 to April 2003 Ms. Williams served as Executive Vice President - Finance and Chief Financial Officer. Ms. Williams served as Senior Vice President - Finance and Chief Financial Officer of Harken from June 2000 to June 2001 and as Vice President - International Finance of Harken from 1998 to 2000 and as International Finance Manager from 1996 to 1998.

Elmer A. Johnston has served as Vice President - General Counsel and Secretary since March 31, 2003 and as Senior Counsel to Global Energy Development plc since March 2002. From 1998 to 2002, Mr. Johnston served as Assistant General Counsel of Harken.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires Harken’s directors and executive officers, and any persons who own more than 10% of Harken’s common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Harken. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish Harken with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms and written representations from Harken’s directors and executive officers and certain reporting persons, Harken believes that its directors and executive officers have complied with all applicable filing requirements during 2003.

Audit Committee

The Audit Committee consists of Dr. J. William Petty, who chairs the Audit Committee, and Messrs. Ameen and Smith, all of whom have been determined by the Board of Directors to be independent directors within the meaning of Item 7(d) (3) (iv) of Schedule 14A of the Securities Exchange Act of 1934. In addition, each of Messrs. Petty, Ameen and Smith meet the independence requirements for audit committee membership under existing SEC rules. The Board of Directors has determined that Dr. Petty is an “audit committee financial expert” as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934. The Audit Committee operates under a written charter adopted by the Board of Directors in February 2003. The Audit Committee assists the Board of Directors in fulfilling its oversight of the quality and integrity of the Company’s financial statements and the Company’s compliance with legal and regulatory requirements. The Audit Committee is responsible for retaining (subject to shareholder ratification) and, as necessary, terminating, the independent auditors, annually reviews the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approves audit and non-audit services to be performed by the auditors and related fees. The Audit Committee held eight meetings during 2003.

Code of Ethics

Harken has adopted a Code of Ethics for all the Chief Executive Officer and Chief Financial Officer. A copy of the Code of Ethics has been filed as an exhibit to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

In 2003, each non-employee director of Harken received an annual retainer of $20,000 plus $2,000 for attendance at each regular meeting. In addition, directors serving on committees received $4,000 for chairmanship and $1,000 per committee meeting attended. Employee directors do not receive any fees for meetings attended.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain information regarding the compensation paid during fiscal years 2003, 2002, and 2001 to Harken’s Chief Executive Officer and Harken’s four most highly compensated executive officers other than the Chief Executive Officer (the “named executive officers”).

SUMMARY COMPENSATION

		Annual Compensation			Long Term Compensation		All Other Compensation
Name and Principal Position	Fiscal Year	Salary		Bonus	Securities Underlying Options/SARs
					(#)
Alan D. Quasha	2003	—		$250,000	—		—
Chairman of the Board	2002	—		—	—		—
Of Directors	2001	—		—	—		—

Mikel D. Faulkner	2003	$298,190	(1)	$200,000	—		$7,787	(2)
President and Chief	2002	$229,090	(3)	$9,150	—	(23)	$4,831	(4)
Executive Officer	2001	$301,442	(5)	$2,414	—		$2,983	(6)

James W. Denny, III	2003	$175,571	(7)	$84,000	—		$7,428	(8)
Chief Executive Officer,	2002	$160,000		$2,429	—		$3,567	(9)
Gulf Energy Management Company	2001	$175,000		$521	—		$2,970	(10)

Stephen C. Voss	2003	$173,307	(11)	$20,000	—		$7,302	(12)
Managing Director,	2002	$214,887	(13)	$2,546	—	(24)	$6,347	(14)
Global Energy Development PLC	2001	$233,269	(22)	$25,000	—		$2,983	(6)

Anna M. Williams	2003	$144,194	(16)	$60,000	—		$4,404	(17)
Chief Financial	2002	$137,667	(18)	—	—		$744	(19)
Officer	2001	$144,750	(20)	—	—		$1,917	(21)

(1)	Includes $13,190 for unused vacation time.

(2)	Includes $7,000 of 401(k) matching and $787 in group term life premiums.

(3)	Includes $9,866 for unused vacation time.

(4)	Includes $4,500 of 401(k) matching and $331 in group term life premiums.

(5)	Includes $16,442 for unused vacation time.

(6)	Includes $2,625 of 401(k) matching and $358 in group term life premiums.

(7)	Includes $10,571 for unused vacation time.

(8)	Includes $7,000 of 401(k) matching and $428 in group term life premiums.

(9)	Includes $3,000 of 401(k) matching and $567 in group term life premiums.

(10)	Includes $2,625 of 401(k) matching and $345 in group term life premiums.

(11)	Includes $2,307 for unused vacation time.

(12)	Includes $6,840 of 401(k) matching and $462 in group term life premiums.

(13)	Includes $39,137 for unused vacation time.

(14)	Includes $6,000 relating to 401(k) matching and $347 in group term life premiums.

(15)	Includes $8,269 for unused vacation time.

(16)	Includes $4,194 for unused vacation time.

(17)	Includes $4,045 relating to 401(k) matching and $359 in group term life premiums.

(18)	Includes $5,167 for unused vacation time.

(19)	Includes $665 of 401(k) matching and $79 in group term life premiums.

(20)	Includes $4,750 for unused vacation time.

(21)	Includes $1,831 of 401(k) matching and $86 in group term life premiums.

(22)	Includes $6,000 of 401(k) matching.

(23)	Excludes 1,400,000 options to purchase Global Energy Development plc ordinary shares at 50 pence (British Sterling) granted by Global Energy Development plc, a subsidiary of Harken. Approximately 466,667 of these options vested on January 31, 2003 and an additional 466,667 will vest on each of January 31, 2004 and January 31, 2005.

(24)	Excludes 840,000 options to purchase Global Energy Development plc ordinary shares at 50 pence (British Sterling) granted by Global Energy Development plc, a subsidiary of Harken. Approximately 280,000 of these options vested on January 31, 2003 and an additional 280,000 will vest on each of January 31, 2004 and January 31, 2005.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

There were no grants of options nor stock appreciation rights made to any of Harken’s executive officers during 2003.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR END OPTION/SAR VALUES

None of the named executive officers exercised any options during, or held unexercised options as of, the fiscal year ended December 31, 2003.

CHANGE-IN-CONTROL ARRANGEMENTS

On April 1, 2002 (but effective as of December 30, 1999), Harken and Mikel D. Faulkner entered into that certain Amended and Restated Agreement Regarding Compensation in the Event of Change in Control (the “Change in Control Agreement”), which was negotiated and approved by the Compensation Committee. The Change in Control Agreement provided that in the event of a “Change in Control” of Harken, Harken would have paid to Mr. Faulkner within thirty days’ of such event, in addition to any other payments owing to Mr. Faulkner, a cash payment equal to 30 times Mr. Faulkner’s regular monthly salary which was last paid prior to the month in which such Change in Control event occurred.

Pursuant to the Change of Control Agreement, a “Change in Control” was defined as including: the sale of all or substantially all of the assets of Harken; a transaction which results in more than 50% of the voting stock of Harken being owned by a person or party other than who owned or held such shares prior to such transaction; a “person” or “group” (within the meaning of Sections 13(d) or 14(d)(2) of the Securities Exchange Act of 1934), being or becoming the beneficial owner of more than 50% of the voting stock of Harken outstanding; the liquidation or dissolution of Harken; any other event or series of events that results in a change or right to change a majority of the members of Harken’s Board of Directors; and any event which causes the triggering of or a Change in Control to occur under Harken’s Stockholder Rights Plan. Under Harken’s Stockholder Rights Plan, a triggering event occurs whenever any person (other than an employee stock option plan) becomes the beneficial owner of 15% or more of the shares of common stock then outstanding.

Mr. Faulkner waived the application of the “Change in Control” provisions of the Change in Control Agreement in connection with (i) the rights offering of Harken and related standby purchase agreement, (ii) the redemption of the 5% European Notes as well as the issuance of such number of shares of common stock associated with such redemption, (iii) the issuance of 7% European Notes in exchange for outstanding securities of Harken, and (iv) past capital restructuring transactions. On July 11, 2003, Mr. Faulkner terminated and surrendered the Change of Control Agreement.

On June 17, 2002, Harken entered into a Severance Agreement with Bruce N. Huff, which was negotiated and approved by the Compensation Committee. The Severance Agreement provided that in the event Mr. Huff was involuntarily terminated by Harken during the term of the Severance Agreement, Harken would pay Mr. Huff, in addition to any other payments owing to Mr. Huff, an amount equal to nine months’ salary (which salary shall be deemed to be the greater of Mr. Huff’s salary at the time of termination or his salary as of June 17, 2002). In connection with Mr. Huff’s termination of employment in April 2003, Mr. Huff was paid severance pursuant to his Severance Agreement.

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

On June 17, 2002, Harken entered into a Severance Agreement with Elmer A. Johnston, which was negotiated and approved by the Compensation Committee. This Severance Agreement provides that in the event Mr. Johnston is involuntarily terminated by Harken during the term of the Severance Agreement, Harken will pay Mr. Johnston, in addition to any other payments owing to Mr. Johnston, an amount equal to nine months’ salary (which salary shall be deemed to be the greater of Mr. Johnstons’ salary at the time of involuntary termination or his salary as of June 17, 2002). In April 2003, Harken agreed to extend the term of this Severance Agreement through June 1, 2004 and to provide for a payment to Mr. Johnston of an amount approximately equal to six months of his annual salary upon his voluntary termination of employment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2003, Dr. J. William Petty, H.A. Smith and Michael M. Ameen, Jr. were members of Harken’s Compensation Committee and participated in all deliberations concerning executive compensation. No executive officer of Harken served as a member of the Compensation Committee. As described above under “Certain Relationships and Related Transactions,” on October 21, 1997, Harken loaned Stephen C. Voss, a director of Harken, $80,000 at an interest rate of 7% per annum. The outstanding principal balance of such loan was $80,000, and such loan was payable on demand. In December 2003, Harken agreed to forgive repayment of the $80,000 loan effective as of January 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

As of March 1, 2004, Harken had outstanding 186,450,409 shares of common stock. As of that date, the only persons known by Harken to beneficially own 5% or more of the outstanding shares of common stock (or potentially own 5% or more of the outstanding shares of common stock upon conversion of convertible securities of Harken) were:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent Ownership
Lyford Investments Enterprises Ltd. 720 5th Avenue, 9th Floor New York, New York 10019	65,380,795		35.07%

Anglo Irish Bank (Suisse) S.A. 7, Rue des Alpes 1211 Geneva 1, Switzerland	16,660,059	(1)	8.94%

(1)	Includes 15,245,126 shares issuable upon conversion of Harken’s 4.25% Senior Convertible Notes, Harken’s Series G2 Convertible Preferred Stock and Harken’s Series G3 Convertible Preferred Stock.

Security Ownership of Directors and Management

The following table sets forth information regarding the number of shares of Common Stock beneficially owned by each director, each named executive officer, and all of Harken’s directors and executive officers as a group as of March 1, 2004 :

Name	Number of Shares Beneficially Owned		Percent of Class
Michael M. Ameen, Jr.	10,127		*
James W. Denny, III	9,801		*
Mikel D. Faulkner	200,000		*
Elmer A. Johnston	0		*
Dr. J. William Petty	27,767		*
Alan G. Quasha	0	(1)	*
H. A. Smith	25,905		*
Stephen C. Voss	1,000		*
Anna M. Williams	0		*
All directors and executive officers as a group (9 persons)	274,600		*

*	Less than 1%

(1)	Does not include 65,380,795 shares held by Lyford Investments Enterprises Ltd. Mr. Quasha represents Lyford Investments Enterprises Ltd on our Board of Directors.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2003, certain information related to Harken’s compensation plans under which shares of its common stock are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,000	$21.40	2,246,500

See Part II, Item 8, Notes to Consolidated Financial Statements, Note 12 – Stockholders’ Equity for further discussion. Harken has no compensation plans under which its equity securities are authorized for issuance that have not been approved by its stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 21, 1997, Harken loaned Stephen C. Voss, a former director of Harken, $80,000 at an interest rate of 7% per annum. This loan was a recourse loan secured by options to purchase common stock granted to Mr. Voss. The outstanding principal balance of such loan was $80,000, and such loan was payable on demand. In December 2003, Harken agreed to forgive repayment of the $80,000 loan effective as of January 2004.

In May 2002, Harken entered into a severance agreement and agreed to forgive the repayment of a short-term loan in the amount of $64,000 to Larry E. Cummings, who was then an Executive Vice President and General Counsel of Harken, related to his resignation as an officer of Harken due to health reasons.

In April 2003, Lyford purchased $1,980,000 principal amount of 5% European Notes in a privately negotiated transaction with the holders of those notes. Pursuant to the redemption of the 5% European Notes in May 2003 for shares of common stock, Lyford received approximately 6.7 million shares of Harken common stock for redemption of the 5% European Notes it held.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee or a designated member thereof, pre-approves audit and non-audit services rendered by its independent auditors to Harken and its subsidiaries. If pre-approval authority is delegated, the delegate must report back to the Audit Committee at the first Audit Committee meeting following any approval.

Fees Paid to Independent Auditors:

The following table shows information about fees paid by Harken and its subsidiaries to our independent auditors, as approved by the Audit Committee:

The following table presents fees paid to BDO Seidman for the fiscal year ended December 31, 2003 and to Ernst & Young for the fiscal years ended December 31, 2002 and December 31, 2003. See Part II, “Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure” above concerning the Audit Committee’s decision to change Harken’s principal accountant during fiscal year 2003.

	Fiscal Year 2003		Fiscal year 2002 (c)
	BDO Seidman	Ernst & Young	Ernst & Young
Audit Fees	$259,000	$528,000	$535,000
Audit-Related Fees (a)	12,000	—	321,000
Tax Fees (b)	—	56,000	66,000
All Other Fees	—	—	—

a)	Audit-related fees are fees in respect to assistance regarding the application of accounting principles and fees in respect to the 2002 listing of the common stock of Global on the AIM Exchange.

b)	Tax fees are in respect of tax return preparation and consultation on tax matters for Harken and its subsidiaries.

c)	Prior year numbers have been conformed to current year presentation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this Annual Report:

(1)	Financial Statements included in Part II of this Annual Report:

Page
Harken Energy Corporation and Subsidiaries
— Reports of Independent Auditors	53
— Selected Financial Data for the five years ended December 31, 2003	21
— Consolidated Balance Sheets — December 31, 2002 and 2003	55
— Consolidated Statements of Operations for the three years ended December 31, 2003	56
— Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2003	57
— Consolidated Statements of Cash Flows for the three years ended December 31, 2003	58
— Notes to Consolidated Financial Statements	59

(2)	The information required by Schedule I is either provided in the related financial statements or in a note thereto, or is not applicable to Harken. The information required by all other Schedules is not applicable to Harken.

(3)	Exhibits

3.1	Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.1 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.2	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.2 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.3	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.3 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.4	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.4 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.5	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.5 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.6	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.6 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.7	Amended and Restated Bylaws of Harken Energy Corporation (filed as Exhibit 3.7 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

4.1	Form of certificate representing shares of Harken common stock, par value $.01 per share (filed as Exhibit 1 to Harken’s Registration Statement on Form 8-A, File No. 1-10262, filed with the SEC on June 1, 1989 and incorporated by reference herein).

4.2	Rights Agreement, dated as of April 6, 1998, by and between Harken Energy Corporation and ChaseMellon Shareholder Services L.L.C., as Rights Agent (filed as Exhibit 4 to Harken’s Current Report on Form 8-K dated April 7, 1998, file No. 1-10262, and incorporated by reference herein).

4.3	Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company (successor to Mellon Investor Services LLC, (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated June 18, 2002 (filed as Exhibit 4.11 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

4.4	Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company (successor to Mellon Investor Services LLC, (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated August 27, 2002 (filed as Exhibit 4.12 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

4.5	Certificate of Designations of Series E Junior Participating Preferred Stock (filed as Exhibit A to Exhibit 4 to Harken’s Current Report on Form 8-K dated April 7, 1998, file No. 1-10262, and incorporated by reference herein).

4.6	Certificate of Increase of Series E Junior Participating Preferred Stock of Harken Energy Corporation (filed as Exhibit 4.6 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

4.7	Certificate of Designations of Series G1 Convertible Preferred Stock (filed as Exhibit 3.7 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

4.8	Certificate of Increase of Series G1 Convertible Preferred Stock of Harken Energy Corporation (filed as Exhibit 3.8 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

4.9	Certificate of Designations of Series G2 Convertible Preferred Stock (filed as Exhibit 4.10 to Harken’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2001, File No. 1-10262, and incorporated by reference herein).

^10.1	Seventh Amendment and Restatement of Harken’s Amended Stock Option Plan (filed as Exhibit 10.1 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-10262, and incorporated by reference herein).

^10.2	Amended and Restated Non-Qualified Incentive Stock Option Plan of Harken adopted by Harken’s stockholders on February 18, 1991 (filed as Exhibit 10.2 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-10262, and incorporated by reference herein).

^10.3	Form of Advancement Agreement dated September 13, 1990, between Harken and each director of Harken (filed as Exhibit 10.38 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-10262, and incorporated by reference herein).

^10.4	Harken Energy Corporation’s 1993 Stock Option and Restricted Stock Plan (filed as Exhibit 4.3 to Harken’s Registration Statement on Form S-8, filed with the SEC on September 23, 1993, and incorporated by reference herein).

^10.5	First Amendment to Harken Energy Corporation’s 1993 Stock Option and Restricted Stock Plan (filed as an Exhibit 4.4 to Harken’s Registration Statement on S-8, filed with the SEC on July 22, 1996 and incorporated by reference herein).

^10.6	Harken Energy Corporation’s Directors Stock Option Plan (filed as Exhibit 4.3 to Harken’s Registration Statement on Form S-8, and incorporated herein by reference).

10.7	Association Contract (Bolivar) by and between Harken de Colombia, Ltd. and Empresa Colombia de Petroleos (filed as Exhibit 10.4 to Harken’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, and incorporated herein by reference).

^10.8	Harken Energy Corporation 1996 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 10.1 to Harken’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, and incorporated herein by reference).

^10.9	Amendment No. 1 to Harken Energy Corporation 1996 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.5 to Harken’s Registration Statement on Form S-8, filed with the SEC on August 19, 1997 and incorporated by reference herein).

^10.10	Amendment No. 2 to Harken Energy Corporation 1996 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.6 to Harken’s Registration Statement on Form S-8, filed with the SEC on August 19, 1997 and incorporated by reference herein).

10.11	Association Contract (Alcaravan) dated as of December 13, 1992, but effective as of February 13, 1993, by and between Empresa Colombia de Petroleos (filed as Exhibit 10.1 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-10262, and incorporated herein by reference).

10.12	Association Contract (Bocachico) dated as of January 1994, but effective as of April 1994, by and between Harken de Colombia, Ltd. and Empresa Colombia de Petroleos (filed as Exhibit 10.1 to Harken’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994, File No. 1-10262, and incorporated herein by reference

10.13	Trust Indenture dated May 26, 1998, by and between Harken and Marine Midland Bank plc (filed as Exhibit 10.1 to Harken’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, File No. 1-10262, and incorporated herein by reference).

10.14	Harken Energy Corporation 5% Convertible Notes Due 2003 in the principal sum of $6,803,679.26, dated December 30, 1999 (filed as Exhibit 10.21 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.15	Credit Agreement, dated December 6, 2002, by and between Harken Exploration Company, XPLOR Energy, Inc., Harken Energy West Texas, Inc., South Coast Exploration Co., XPLOR Energy SPV-1, Inc., Harken Gulf Exploration Company and Guaranty Bank, FSB (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K dated December 6, 2002, File No. 1-10262, and incorporated by reference herein).

10.16	Guaranty Agreement, dated December 6, 2002, by and between Harken Energy Corporation and Guaranty Bank, FSB (filed as Exhibit 10.2 to Harken’s Current Report on Form 8-K dated December 6, 2002, File No. 1-10262, and incorporated by reference herein).

10.17	Association Contract (Cajaro) dated as of December 2001, but effective as of February 2002, by and between Harken de Colombia, Ltd. and Empresa Colombia de Petroleos (filed as Exhibit 10.14 to Harken’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2001, File No. 1-10262, and incorporated by reference herein).

10.18	Purchase and Sale Agreement dated January 31, 2002 between Republic Resources, Inc. and Harken Energy Corporation (filed as Exhibit 10.15 to Harken’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2001, File No. 1-10262, and incorporated by reference herein).

10.19	Standby Purchase Agreement between Harken Energy Corporation and Lyford Investments Enterprises Ltd. dated September 6, 2002 (filed as Exhibit 99.9 to Harken’s Registration Statement on Form S-3, filed with SEC on September 13, 2002, File No. 333-99579, and incorporated by reference herein).

10.20

Amendment No. 1 to Standby Purchase Agreement of September 6, 2002 between Harken Energy Corporation and Lyford Investments Enterprises Ltd., dated November 22, 2002 (filed as Exhibit 99.10 to Harken’s Amendment No. 1 to Registration Statement on Form S-3, filed with the SEC on December 24, 2002 , File No. 333-99579, and incorporated by reference herein).

10.21	Loan Agreement dated July 15, 2002 between Harken Energy Corporation and Lyford Investments Enterprises Ltd. (filed as Exhibit 10.18 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.22	First Amendment to Loan Agreement between Harken Energy Corporation and Lyford Investments Enterprises Ltd., dated August 29, 2002 (filed as Exhibit 10.2 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.23	Harken Energy Corporation 7% Senior Convertible Notes Due 2007 in the principal sum of $2,025,000, dated June 18, 2002 (filed as Exhibit 10.19 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.24	Harken Energy Corporation 7% Senior Convertible Notes Due 2007 in the principal sum of $2,025,000, dated June 19, 2002 (filed as Exhibit 10.20 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.25	Harken Energy Corporation 7% Senior Convertible Notes Due 2007, Series A, in the principal sum of $2,210,000, dated August 13, 2002 (filed as Exhibit 10.3 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.26	Harken Energy Corporation 7% Senior Convertible Notes Due 2007, Series B, in the principal sum of $1,152,000, dated August 30, 2002 (filed as Exhibit 10.4 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.27	Harken Energy Corporation 7% Senior Convertible Notes Due 2007, Series C, in the principal sum of $2,000,000, dated October 9, 2002 (filed as Exhibit 10.5 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.28	Harken Energy Corporation 7% Senior Convertible Notes Due 2007, Series D, in the principal sum of $2,070,000, dated October 30, 2002 (filed as Exhibit 10.6 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.29	Option Agreement between Harken Energy Corporation, The Liverpool Limited Partnership and Elliot International LP, dated February 13, 2003 (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

10.30	7% Senior Convertible Note due 2006, Series A by Harken Energy Corporation payable to The Liverpool Limited Partnership in the principal amount of $720,000.00, dated February 13, 2003 (filed as Exhibit 10.2 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

10.31	7% Senior Convertible Note due 2006, Series A by Harken Energy Corporation payable to Elliot International LP in the principal amount of $880,000.00, dated February 13, 2003 (filed as Exhibit 10.3 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

10.32	7% Senior Convertible Note due 2007, Series E by Harken Energy Corporation payable to the Bank of New York Depository in the principal amount of $1,420,000.00, dated January 28, 2003 (filed as Exhibit 10.4 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

10.33	7% Senior Convertible Note due 2007, Series G by Harken Energy Corporation payable to Waverley Investments Limited in the principal amount of $3,410,000, dated March 18, 2003 (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K dated March 18, 2003, File No. 1-10262, and incorporated by reference herein).

10.34	Promissory note by Harken Energy Corporation payable to Waverley Investments Limited in the principal amount of $1,705,000, dated March 18, 2003 (filed as Exhibit 10.2 to Harken’s Current Report on Form 8-K dated March 18, 2003, File No. 1-10262, and incorporated by reference herein).

10.35	Option Agreement between Harken Energy Corporation and HBK Master Fund L.P. dated March 18, 2003.

^10.36	Executive Service Agreement by and between Harken Energy Corporation and A. Wayne Hennecke(filed as Exhibit 10.7 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

^10.37	Severance Agreement dated June, 2002 by and between Harken Energy Corporation and Anna M. Williams (filed as Exhibit 10.8 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

^10.38	Severance Agreement dated June, 2002 by and between Harken Energy Corporation and Bruce N. Huff (filed as Exhibit 10.9 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

^10.39	Severance Agreement dated June, 2002 by and between Harken Energy Corporation and Jim Denny (filed as Exhibit 10.10 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

^10.40	Severance Agreement dated June, 2002 by and between Harken Energy Corporation and Rich

Cottle (filed as Exhibit 10.11 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

^10.41	Severance Agreement dated June, 2002 by and between Harken Energy Corporation and Jorge Delgado, Jr. (filed as Exhibit 10.12 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

^10.42	Agreement regarding Compensation In the Event of a Change In Control dated February 1, 2000, effective as of December 30, 1999 by and between Harken Energy Corporation and Mikel D. Faulkner (filed as Exhibit 10.13 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

^10.43	Amended and Restated Agreement regarding Compensation In the Event of a Change In Control dated April 2, 2001, effective as of December 30, 1999 by and between Harken Energy Corporation and Mikel D. Faulkner (filed as Exhibit 10.14 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

^10.44	Waiver of Change in Control Payment, dated December 10, 2002, by and between Mikel D. Faulkner and Harken Energy Corporation (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K dated December 10, 2002, File No. 1-10262, and incorporated by reference herein).

^10.45	Waiver of Change in Control Payment, dated February 10, 2003, by and between Mikel D. Faulkner and Harken Energy Corporation. (filed as Exhibit 10.45 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

^10.46	Waiver of Change in Control Payment, dated March 5, 2003, by and between Mikel D. Faulkner and Harken Energy Corporation. (filed as Exhibit 10.46 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

^10.47	Amended Severance Agreement dated April 2003 by and between Harken Energy Corporation and Anna M. Williams (filed as Exhibit 10.47 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, File No. 1-10262, and incorporated by reference herein).

^10.48	Amendment to Severance Agreement dated April 2003 by and between Harken Energy Corporation and Jim Denny (filed as Exhibit 10.48 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, File No. 1-10262, and incorporated by reference herein).

10.49	7% Senior Convertible Note due 2007, Series F by Harken Energy Corporation payable to Bank of New York Depository in the principal amount of $720,000 dated May 23, 2003 (filed as Exhibit 10.49 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File 1-10262, and incorporated by reference herein).

10.50	Increasing Rate Senior Secured Notes due 2008 by Harken Energy Corporation payable to certain respective parties in the principal amount of $2,020,000 dated May 26, 2003 (filed as Exhibit 10.50 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File 1-10262, and incorporated by reference herein).

10.51	Promissory Notes by Harken Energy Corporation payable to certain respective parties in the aggregate principal amount of $1,390,500 dated May 26, 2003 (filed as Exhibit 10.51 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File 1-10262, and incorporated by reference herein).

10.52	Certificate of Designations of Series G3 Convertible Preferred Stock (filed as Exhibit 10.52 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File 1-10262, and incorporated by reference herein).

10.53	Severance Agreement dated July 2003 by and between Harken Energy Corporation and Elmer A. Johnston (filed as Exhibit 10.53 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File 1-10262, and incorporated by reference herein).

10.54	Severance Agreement dated July 2003 by and between Harken Energy Corporation and Rodger L. Ehrlish (filed as Exhibit 10.54 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File 1-10262, and incorporated by reference herein).

10.55	4.25% Senior Convertible Notes due 2006 in the principal amount of $1,000,000 and $4,000,000 (filed as Exhibit 10.55 to Harken’s Form S-1 Registration Statement filed with the SEC on February 3, 2004, File No. 333-112451, and incorporated herein by reference).

*14	Code of Ethics for the Chief Executive Officer and Principal Financial Officers adopted on December 15, 2003.

16.1	Letter from Arthur Andersen LLP pursuant to Item 304(a)(3) of Regulation S-K (filed as Exhibit 16.1 in Harken’s current report on Form 8-K, filed on September 5, 2001, File No. 1-10262, and incorporated by reference herein).

16.2	Letter from Ernst & Young LLP pursuant to Item 304(a)(3) of Regulation S-K (filed as Exhibit 16.1 in Harken’s current report on Form 8-K, filed on June 25, 2003, File No. 1-10262, and incorporated by reference herein).

*21	Subsidiaries of Harken

*23.1	Consent of Independent Auditors - Ernst & Young LLP

*23.2	Consent of Independent Auditors - BDO Seidman, LLP

*23.3	Consent of Netherland, Sewell & Associates, Inc. (Independent Reserve Engineers)

*23.4	Consent of Ryder Scott Company (Independent Reserve Engineers)

*24	Power of Attorney

*31.1	Certification by Chief Executive Officer of Harken Energy Corporation.

*31.2	Certification by Chief Financial Officer of Harken Energy Corporation.

*32.1	Certificate of the Chief Executive Officer of Harken Energy Corporation.

*32.2	Certificate of the Chief Financial Officer of Harken Energy Corporation.

*	Filed herewith

^	Indicates a management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

On November 14, 2003, Harken Energy Corporation issued a press release announcing its financial results for the quarter ended September 30, 2003.

On December 15, 2003, Harken Energy Corporation issued a press release announcing that it had sold certain non-core assets.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2004.

HARKEN ENERGY CORPORATION

/s/ Anna M. Williams

By: Anna M. Williams, Vice President – Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 25, 2004.

Signature	Title

/s/ Mikel D. Faulkner Mikel D. Faulkner	Director, Chief Executive Officer and President (Principal Executive Officer)

/s/ Michael M. Ameen Michael M. Ameen	Director

/s/ J. William Petty J. William Petty	Director

/s/ Alan G. Quasha Alan G. Quasha	Director

/s/ H.A. Smith H.A. Smith	Director