Form 10-Q
period 2004-03-31
HARKEN ENERGY CORP
filed 2004-05-13
CIK 313478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-10262

HARKEN ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2841597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

580 WestLake Park Boulevard, Suite 650 Houston, Texas	77079
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (281) 504-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The number of shares of Common Stock, par value $0.01 per share, outstanding as of May 1, 2004 was 197,728,631.

HARKEN ENERGY CORPORATION

INDEX TO QUARTERLY REPORT

March 31, 2004

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2003	March 31, 2004
Assets
Current Assets:
Cash and temporary investments	$12,173,000	$9,886,000
Accounts receivable, net	2,307,000	5,223,000
Prepaid expenses and other current assets	1,160,000	944,000
Investment in equity securities	1,209,000	—

Total Current Assets	16,849,000	16,053,000
Property and Equipment, net	62,834,000	62,317,000
Other Assets, net	1,329,000	1,499,000

	$81,012,000	$79,869,000

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables	$963,000	$528,000
Accrued liabilities and other	5,166,000	2,109,000
Revenues and royalties payable	1,166,000	1,300,000
Convertible notes payable	1,667,000	1,667,000

Total Current Liabilities	8,962,000	5,604,000
Convertible Notes Payable	3,673,000	3,333,000
Senior secured notes	2,020,000	—
Accrued Preferred Stock Dividends	3,239,000	745,000
Asset Retirement Obligation	6,305,000	6,366,000
Other Long-Term Obligations	651,000	701,000
Commitments and Contingencies (Note 6)
Minority Interest in Consolidated Subsidiary	3,401,000	3,498,000
Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $100 liquidation value; 700,000 shares authorized; 325,312 and 296,372 shares outstanding, respectively	325,000	296,000
Series G2 Preferred Stock, $1.00 par value; $100 liquidation value; 100,000 shares authorized; 61,650 and 50,150 shares outstanding, respectively	62,000	50,000
Series G3 Preferred Stock, $1.00 par value; $100 liquidation value; 150,000 shares authorized; 76,700 and 59,000 shares outstanding, respectively,	77,000	59,000
Common stock, $0.01 par value; 275,000,000 shares authorized; 185,405,471 and 194,299,885 shares issued, respectively	1,854,000	1,943,000
Additional paid-in capital	432,027,000	436,070,000
Accumulated deficit	(380,872,000)	(377,463,000)
Accumulated other comprehensive income	740,000	119,000
Treasury stock, at cost, 605,700 shares held	(1,452,000)	(1,452,000)

Total Stockholders’ Equity	52,761,000	59,622,000

	$81,012,000	$79,869,000

The accompanying Notes to Consolidated Condensed Financial Statements

are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2003	2004
Revenues and other:
Oil and gas operations	$7,378,000	$6,443,000
Interest and other income	(324,000)	234,000

	7,054,000	6,677,000

Costs and Expenses:
Oil and gas operating expenses	2,027,000	1,877,000
General and administrative expenses, net	2,476,000	1,567,000
Depreciation and amortization	2,040,000	2,635,000
Interest expense and other, net	2,312,000	212,000
Gain from extinguishments of debt	(4,531,000)	(325,000)
Gain from sale of equity investment	—	(990,000)

Income before income taxes	2,730,000	1,701,000
Income tax expense	100,000	92,000

Income before cumulative effect of change in accounting principle and minority interest	2,630,000	1,609,000
Minority interest in subsidiary	31,000	(98,000)

Net income before cumulative effect of change in accounting principle	2,661,000	1,511,000
Cumulative effect of change in accounting principle	(813,000)	—

Net income	$1,848,000	$1,511,000

Accretion/Accrual of dividends related to preferred stock	(986,000)	(766,000)
Payment of preferred stock dividend liability in common shares	7,044,000	2,664,000

Net income attributed to common stock	$7,906,000	$3,409,000

Basic income per common share:
Net income per common share before cumulative effect of change in accounting principle	$0.24	$0.02
Cumulative effect of change in accounting principle	(0.02)	—

Net income per common share	$0.22	$0.02

Weighted average common shares outstanding	36,764,473	188,037,334

Diluted income per common share:
Net income per common share before cumulative effect of change in accounting principle	$0.06	$0.02
Cumulative effect of change in accounting principle	(0.01)	—

Net income per common share	$0.05	$0.02

Weighted average common shares outstanding	75,088,264	203,377,334

The accompanying Notes to Consolidated Condensed Financial Statements are

an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	G1 Preferred Stock	G2 Preferred Stock	G3 Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2003	$325,000	$62,000	$77,000	$1,854,000	$432,027,000	$(1,452,000)	$(380,872,000)	$740,000	$52,761,000
Conversion of convertible notes	—	—	—	7,000	311,000	—	—	—	318,000
Issuance of common stock and warrants	—	—	—	36,000	3,273,000	—	—	—	3,309,000
Conversion of preferred stock	(29,000)	(12,000)	(18,000)	42,000	37,000	—	—	—	20,000
Issuance of preferred stock dividends	—	—	—	4,000	422,000	—	2,664,000	—	3,090,000
Accrual of preferred stock dividends	—	—	—	—	—	—	(766,000)	—	(766,000)
Comprehensive income:
Realized holding gain on sale of equity investment	—	—	—	—	—	—	—	(606,000)
Reclass of derivative fair value into earnings	—	—	—	—	—	—	—	(15,000)
Net income	—	—	—	—	—	—	1,511,000	—
Total comprehensive income									890,000

Balance, March 31, 2004	$296,000	$50,000	$59,000	$1,943,000	$436,070,000	$(1,452,000)	$(377,463,000)	$119,000	$59,622,000

The accompanying Notes to Consolidated Condensed Financial Statements are

an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2004
Cash flows from operating activities:
Net income	$1,848,000	$1,511,000
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,040,000	2,635,000
Accretion of asset retirement obligation	—	102,000
Amortization of issuance costs	984,000	21,000
Gain on extinguishment of notes	(4,531,000)	(325,000)
Gain on sale of available for sale equity investment	—	(990,000)
Minority interest	(31,000)	98,000
Cumulative effect of change in accounting principle	813,000	—
Loss on investment	488,000	—
Change in assets and liabilities:
(Increase) in accounts receivable and other	(1,410,000)	(2,828,000)
Increase (decrease) in trade payables and other	1,068,000	(2,920,000)

Net cash provided by (used in) operating activities	1,269,000	(2,696,000)

Cash flows from investing activities:
Proceeds from sales of assets and equity investment	660,000	1,363,000
Capital expenditures, net	(2,357,000)	(2,456,000)

Net cash used in investing activities	(1,697,000)	(1,093,000)

Cash flows from financing activities:
Proceeds from issuances of common stock, net	4,624,000	3,316,000
Payment of preferred stock dividend	—	(144,000)
Repayments of debt and convertible notes	(7,272,000)	(1,670,000)
Proceeds from issuance of European Notes, net of issuance costs	3,026,000	—

Net cash provided by financing activities	378,000	1,502,000

Net decrease in cash and temporary investments	(50,000)	(2,287,000)
Cash and temporary investments at beginning of period	6,377,000	12,173,000

Cash and temporary investments at end of period	$6,327,000	$9,886,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$466,000	14,000
Income taxes	78,000	166,000

The accompanying Notes to Consolidated Condensed Financial Statements

are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2003 and 2004

(Unaudited)

(1)	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Harken Energy Corporation (“Harken”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations, although Harken believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Harken, these financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 2003 and March 31, 2004 and the results of its operations and changes in its cash flows for all periods presented as of March 31, 2003 and 2004. See Note 12—Stockholders’ Equity for discussion of reporting for the payment of the preferred stock dividend liability in common shares. All other adjustments represent normal recurring items. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Harken’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior year amounts have been reclassified to conform with the 2004 presentation.

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

The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Comprehensive Income – Comprehensive income includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Harken’s total comprehensive income is as follows:

	Three Months Ended March 31,
	2003	2004
	(in thousands)
Net income	$1,848	$1,511
Reclassification of derivative fair value into earnings	—	(15)
Realized gain on sale of available for sale investment	—	(606)

Total comprehensive income	$1,848	$890

Recently Issued Accounting Pronouncements – During December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of certain entities that are determined to be variable interest entities (“VIE’s”). An entity is considered to be a VIE when either (i) the entity lacks sufficient equity to carry on its principal operations, (ii) the equity owners of the entity cannot make decisions about the entity’s activities or (iii) the entity’s equity neither absorbs losses or benefits from gains. Harken owns no interests in variable interest entities, and therefore this new interpretation has not affected Harken’s consolidated condensed financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within its scope as a liability (or asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective and adopted by Harken on July 1, 2003. As Harken’s Series G1, Series G2 and Series G3 Preferred stock do not qualify as liabilities under SFAS No. 150, the adoption of this statement did not have an impact on Harken’s financial condition or results of operations.

In March 2004, The Emerging Issues Task Force (“EITF”) reached a consensus that mineral rights, as defined in EITF Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets,” are tangible assets and that they should be removed as examples of intangible assets in SFAS Nos. 141 and 142. The FASB has recently ratified this consensus and directed the FASB staff to amend SFAS Nos. 141 and 142 through the issuance of FASB Staff Positions FSP FAS 141-1 and FSP FAS 142-1. Historically, Harken has included the costs of such mineral rights as tangible assets, which is consistent with the EITF’s consensus. As such, EITF 04-02 will not affect Harken’s consolidated condensed financial statements.

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft entitled “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” This proposed statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. As proposed, this statement would be effective for Harken on January 1, 2005. Harken does not believe the adoption of this statement will have a material effect on Harken’s financial position or results of operations.

(2)	ACQUISITIONS AND DISPOSITIONS

Sales of Certain Producing Property Interests — During the first quarter of 2003, Harken sold an interest in an oil and gas producing property located in Louisiana for a net amount of approximately $600,000. During the second quarter of 2003, Harken received approximately $239,000 as a purchase price adjustment for a certain 2002 sale of interests in oil and gas producing properties located in Texas. These proceeds were allocated to the domestic full cost pool.

Sale of Certain Panhandle Oil and Gas Properties – In the fourth quarter of 2003, Harken sold the majority of its oil and gas properties located in the Panhandle region of Texas for a gross sales price of approximately $7.0 million, subject to certain adjustments. Harken considered the Panhandle assets as non-core assets since the majority of Harken’s domestic reserves and productions were located along the Gulf Coast regions of Texas and Louisiana. Harken’s Gulf Coast assets are primarily natural gas. In December 2003, Harken used approximately $4 million of the Panhandle asset sales proceeds to repay all outstanding principal and interest under and terminate Harken’s credit facility with Guaranty Bank FSB. In the first quarter of 2004, Harken paid approximately $229,000 as a purchase price adjustment related to the sale of certain Panhandle oil and gas properties and allocated this payment to the domestic full cost pool.

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

On December 16, 2002, Harken exchanged 2,000,000 of its shares of common stock of Global for 1,232,742 of the redeemable ordinary common shares of New Opportunities Investment Trust PLC (“NOIT”), an investment trust organized under the laws of the United Kingdom (a public limited company admitted for trading on the Alternative Investment Market of the London Stock Exchange). This transaction reduced Harken’s ownership in Global from 92.77% to 85.62%. Harken has accounted for the 1,232,742 ordinary shares of NOIT as an investment in available for sale securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investment in Debt and Equity Transactions,” and reflected the fair value of the investment as an asset included as Investment in Equity Securities at December 31, 2003.

During the three months ended March 31, 2003, the fair value of the investment had declined by $488,000. Based on the continuing steep decline of the market price of the NOIT common stock, and its continued lack of trading activity, Harken believed this decline to be other than temporary, and the associated holding loss of $488,000 was included in Interest Expense and Other during the related period. During the latter half of 2003, the market price of NOIT common stock and its trading activity began to stabilize and improve. At December 31, 2003, the fair market value of the investment in NOIT had increased to approximately $1.2 million, based on the underlying market price of NOIT common stock. The unrealized holding gain of $606,000 was included as a separate component of Other Comprehensive Income in stockholders equity in Harken’s Consolidated Condensed Balance Sheet at December 31, 2003. In March 2004, Harken subsequently sold all of its 1,232,742 ordinary shares of NOIT on the Alternative Investment Market of the London Stock Exchange for cash proceeds of approximately $1.6 million and recorded a realized gain on sale of equity investment of approximately $1.0 million in Harken’s Consolidated Condensed Statement of Operations for the three months ended March 31, 2004.

(4)	PROPERTY AND EQUIPMENT

A summary of property and equipment follows:

	December 31, 2003	March 31, 2004
Unevaluated oil and gas properties:
Unevaluated Peru properties	$701,000	$702,000
Unevaluated Panama properties	488,000	489,000
Unevaluated domestic properties	1,923,000	902,000
Evaluated oil and gas properties:
Evaluated Colombian properties	188,219,000	188,782,000
Evaluated domestic properties	153,866,000	156,384,000
Facilities and other property	25,913,000	25,964,000
Less accumulated depreciation and amortization	(308,276,000)	(310,906,000)

	$62,834,000	$62,317,000

(5)	ASSET RETIREMENT OBLIGATION

Effective January 1, 2003, Harken changed its method of accounting for asset retirement obligations in accordance with FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). Prior to the effective date of SFAS 143, Harken reflected asset retirement obligations for acquired assets net of related estimated salvage values to be realized at the time of retirement. Under the new accounting method, Harken now recognizes the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The net of tax cumulative effect of the change in accounting method on prior years resulted in a charge to income of $813,000 ((.01) per share) in the first quarter of 2003.

A summary of Harken’s assets with required asset retirement obligations as of March 31, 2004 is as follows:

Asset Category	Asset Retirement Liability	Estimated Life
North American oil and gas producing properties	$3,501,000	2-55 years
North American facilities and other property	2,307,000	12-29 years
Colombian oil producing properties	558,000	4-23 years
Colombian facilities and other property	—	—

	$6,366,000

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

The pro forma effects of the application of SFAS 143, as if the statement had been adopted for all periods presented, is presented below (thousands of dollars except per share information):

	2003	2004
Net income applicable to common stockholders	$7,906	$3,409
Cumulative effect of accounting change	813	—

Pro forma net income	$8,719	$3,409
Pro forma income per share:
Basic	$0.22	$0.02
Diluted	$0.05	$0.02

The following table describes all changes to Harken’s asset retirement obligation liability during the three months ended March 31, 2004.

Asset retirement obligation at December 31, 2003	$6,305,000
Additions during the three months ended March 31, 2004	20,000
Deletions during the three months ended March 31, 2004	(61,000)
Accretion expense	102,000

Asset retirement obligation at March 31, 2004	$6,366,000

Accretion expense related to SFAS 143 is included in Interest and Other Expense in the Consolidated Condensed Statement of Operations.

(6)	MIDDLE AMERICAN OPERATIONS

Harken’s Middle American operations are conducted through its ownership in Global. Global’s ordinary shares are listed for trading on the Alternative Investment Market of the London Stock Exchange. Effective March 25, 2002, Harken’s ownership in Global decreased from 100% to 92.77% when Global sold 7.23% of its shares to 22 investors. The placement to these investors consisted of 2,021,902 shares at a cost of approximately $0.70 per share, of which less than 1% was purchased, at the offering price, by certain officers, directors and employees of Harken and Global and a family member, in exchange for approximately $1,436,000 in cash. During December 2002, Harken exchanged 2,000,000 common shares of Global for 1,232,742 common shares of NOIT which further reduced Harken’s ownership of Global to approximately 85.62%. In connection with the issuance to Lyford Investments Enterprises Ltd. (“Lyford”) of the 10% Term Loan Payable (the “Investor Term Loan”), Lyford received warrants to purchase 7,000,000 shares held by Harken of Global at a price of 50 pence per share. These warrants expire in 2005, as further described in Note 8 - Investor Term Loan.

Colombian Operations – Global’s Colombian operations are conducted through Harken de Colombia, Ltd., a wholly owned subsidiary of Global, which held three exclusive Colombian Association Contracts with Empresa Colombiana de Petroleos (“Ecopetrol”) as of March 31, 2004. Terms of each of the Association Contracts originally committed Global to perform certain activities, such as seismic activities and/or the drilling of a well, in accordance with a prescribed timetable. As of May 13, 2004, Global was in compliance with the requirements of each of the Association Contracts.

Peru Operations – In April 2001, Global, through a wholly owned subsidiary, signed a Technical Evaluation Agreement (“Peru TEA”) with Perupetro, the national oil company of Peru. The Peru TEA covered an area of approximately 6.8 million gross acres in northeastern Peru. Under the terms of the Peru TEA, Global had the option to convert the Peru TEA to a seven year exploration contract, with a twenty-two year production period. Terms of the Peru TEA allowed Global to conduct a study of the area that included the reprocessing of seismic data and evaluation of previous well data. In April 2003, Global received an extension from Perupetro of the Peru TEA to July 2003. In June of 2003 Global submitted a final report and completed all obligations required under the TEA. Prior to the expiration of the Peru TEA in July 2003, Global exercised its option under the Peru TEA and entered into negotiations with Perupetro for a Production Sharing Contract. All work requirements under the Peru TEA were satisfied prior to its expiration. As of May 13, 2004, the negotiations with Perupetro for a Production Sharing Contract are still in progress.

Panama Operations – In September 2001, Global, through a wholly owned subsidiary, signed a Technical Evaluation Agreement (“Panama TEA”) with the Ministry of Commerce and Industry for the Republic of Panama. The Panama TEA covered an area approximately 1.4 million gross acres divided into three blocks in and offshore Panama. Under the terms of this Panama TEA, Global performed certain work program procedures and studies and submitted them to the Panamanian government. The Panama TEA provided Global with an option to negotiate and enter into one or more Contracts for the Exploration and Exploitation of Hydrocarbons with the Ministry of Commerce and Industry. Global completed all of its obligations under the Panama TEA and exercised its option to negotiate an Exploration and Exploitation Contract. As of May 13, 2004, the negotiations with the Panamanian government are still in progress.

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

In July 2002, Harken issued a 10% Term Loan Payable (the “Investor Term Loan”) in the principal amount of $3,000,000 to Lyford, in exchange for cash in the principal amount of the Investor Term Loan. The principal of Lyford is Phyllis Quasha, whose son, Alan G. Quasha, is now a member of Harken’s board of directors and the Chairman of Harken. In August 2002, Harken entered into an amendment of the Investor Term Loan and issued an additional principal amount of $2,000,000 of the Investor Term Loan in exchange for cash in the additional principal amount of the loan.

Lyford offset a portion of the payment pursuant to its standby commitment relating to Harken’s rights offering in 2003 to repay in full the outstanding balance plus accrued interest related to the Investor Term Loan. Harken’s indebtedness to Lyford under the Investor Term Loan was thereby cancelled in March 2003.

As additional consideration for the Investor Term Loan, as amended, Harken issued to Lyford warrants to purchase up to a total of 7,000,000 shares of Global ordinary shares owned by Harken, at a price of 50 pence per share. The warrants will expire on October 13, 2005, 90 days after the originally scheduled maturity date of the Investor Term Loan. These warrants constitute approximately 29% of Harken’s holdings of Global shares. Harken has accounted for these warrants as a derivative in accordance with the Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and accordingly has reflected the fair value of the warrants as a liability in the Consolidated Condensed Balance Sheets at December 31, 2003 and March 31, 2004. Such liability is reflected at the fair value of the derivative, primarily based on the underlying market price of Global common stock, and the corresponding gain or loss related to the change in derivative fair value is reflected in earnings as a component of Interest Expense and Other. As of December 31, 2003 and March 31, 2004, the fair value of the warrants was $651,000 and $701,000, respectively, and Harken has recorded a loss of $50,000 in Interest and Other Expense during the three months ended March 31, 2004 related to the change in the warrants fair value in the Consolidated Condensed Statement of Operations. The issuance of the warrants was considered to be a debt issuance cost and was amortized over the life of the Investor Term Loan. As the Investor Term Loan was paid in full in March 2003, the unamortized debt issuance costs were fully expensed in the first quarter of 2003.

(9)	10% NOTES PAYABLE

In May 2003, Harken issued to certain holders of Harken’s 5% Senior Convertible Notes due 2003 (the “5% European Notes”) certain 10% Notes Payable (“Notes Payable”) in the total principal amount of $1,390,500, along with the payment of approximately $1,080,000 in cash in exchange for $3,090,000 principal amount of the 5% European Notes. See Note 11 – Convertible Notes Payable. The Notes Payable were to mature on April 30, 2004 and were unsecured. Interest incurred on the Notes Payable was payable semi-annually in October 2003 and April 2004. The principal amount of the Notes Payable was payable in two installments. The first installment in the principal amount of $772,500 together with accrued interest was paid in October 2003. A second and final installment of principal in the amount of $618,000 together with accrued interest was payable no later than April 30, 2004. During December 2003, Harken exercised its right, under the terms of the notes, to prepay the remaining outstanding principal and interest of the Notes Payable. Harken’s indebtedness under the Notes Payable was repaid in full in December 2003.

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

The principal balance of the Senior Secured Notes could be redeemed at Harken’s option for cash equal to the outstanding principal balance. Prior to maturity, the principal balance in its entirety, plus accrued and unpaid interest, of the Senior Secured Notes could be prepaid, upon not less than 30 days notice to the noteholders, at a discount with a combination of cash and freely tradable shares of Harken common stock, as defined in the Senior Secured Note agreement. In December 2003, Harken exercised its rights, under the terms of the notes, to prepay the principal balance in its entirety, plus accrued and unpaid interest, at the stated discount with cash. Harken provided the required notice to the noteholders in December 2003. Subsequently, in accordance with the terms of the notes, in January 2004, Harken repaid the principal amount of the Senior Secured Notes, at a discount equal to approximately 18%, plus accrued and unpaid interest, with cash and recorded a gain on extinguishment of the notes of approximately $325,000 in January 2004 in the Consolidated Condensed Statement of Operations. Harken’s indebtness under the Senior Secured Notes was repaid in full in January 2004.

(11)	CONVERTIBLE NOTES PAYABLE

A summary of convertible notes payable is as follows:

	December 31, 2003	March 31, 2004
7% European Notes	340,000	—
4.25% Convertible Notes	5,000,000	5,000,000

	5,340,000	5,000,000
Less: Current portion	1,667,000	1,667,000

	$3,673,000	$3,333,000

5% European Notes — On May 26, 1998, Harken issued a total of $85 million of its 5% European Notes, which matured on May 26, 2003. Such 5% European Notes were originally convertible into shares of Harken common stock at a conversion price of $65.00 per share, subject to adjustment in certain circumstances. In January 2003, such conversion price was adjusted to $62.58 per share, and following the February 2003 announcement of the terms of the rights offering, the conversion price was adjusted to $45.22 per share, effective January 31, 2003. Since their issuance and prior to their maturity in 2003, Harken repurchased or exchanged an aggregate of approximately $77.7 million principal amount of the 5% European Notes.

At its annual stockholders meeting held in January 2003, Harken received stockholder approval in connection with the issuance of Harken common stock to redeem up to $20 million of the 5% European Notes. In April 2003, Harken issued a notice of redemption for the 5% European Notes for shares of Harken’s common stock. The date of the redemption was May 26, 2003.

Between January 1, 2003 and the maturity date, Harken repurchased approximately $21.7 million in principal amount of the 5% European Notes for a combination of cash and other debt securities. In the first quarter of 2003, Harken reflected a gain on extinguishment of debt of approximately $4.6 million from cash purchases of outstanding 5% European Notes in the accompanying Consolidated Condensed Statements of Operations.

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

7% European Notes – At December 31, 2003, Harken had outstanding a total of approximately $340,000 principal amount of its 7% European Notes, which were to mature on March 31, 2007. In February 2004, in accordance with the terms of the 7% European Notes, Harken mandatorily converted the remaining outstanding principal amounts of $340,000, plus accrued and unpaid interest of its 7% European Notes into approximately 696,000 shares of Harken common stock. No gain or loss was recorded for the mandatory conversions of the 7% European Notes as this transaction did not qualify as debt extinguishment. At March 31, 2004, the 7% European Notes are no longer outstanding.

4.25% Convertible Notes— In December 2003, Harken issued to qualified investors a total of $5 million principal amount of its 4.25% Convertible Notes due 2006 (the “4.25% Convertible Notes”), which mature on December 14, 2006, in exchange for $5 million cash. Interest incurred on the 4.25% Convertible Notes is payable semi-annually in cash beginning June 2004. The principal amount of the 4.25% Convertible Notes is payable in cash in six equal installments of each year commencing June 2004. The 4.25% Convertible Notes are unsecured and rank equal to all other present and future unsecured indebtness of Harken. At December 31, 2003 and March 31, 2004, respectively, based on the scheduled principal installments, approximately $1.7 million of the 4.25% Convertible Notes are classified as current debt in the accompanying Consolidated Condensed Balance Sheet.

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

Pursuant to the terms of the 4.25% Convertible Notes, Harken is required to maintain unencumbered assets such that the ratio of (a) the fair market value of the unencumbered assets to (b) the outstanding principal amount of the 4.25% Convertible Notes, is equal to or greater than 1.5 to 1.0. At December 31 2003 and March 31, 2004, Harken was in compliance with the asset coverage ratio under the 4.25% Convertible Notes.

(12)	STOCKHOLDERS’ EQUITY

Common Stock — Harken currently has authorized 275 million shares of $.01 par common stock. At its annual stockholders meeting held in February 2004, Harken received stockholder approval to increase Harken’s authorized shares of common stock by 50 million shares, increasing total authorized shares from 225 million shares to 275 million shares of $.01 par common stock. At December 31, 2003 and March 31, 2004, Harken had 185,405,471 and 194,299,885 shares, respectively issued.

Treasury Stock — At December 31, 2003 and March 31, 2004, Harken had 605,700 shares of treasury stock. During 2003 and the three months ended March 31, 2004, Harken did not purchase any shares of its common stock.

Series G1 Preferred Stock — The Series G1 Convertible Preferred Stock (the “Series G1 Preferred”), which was issued in October 2000, has a liquidation value of $100 per share, is non-voting, and is convertible at the holder’s option into Harken common stock at a conversion price of $12.50 per share, subject to adjustment in certain circumstances (the “Series G1 Preferred Conversion Price”).

The Series G1 Preferred holders are entitled to receive dividends at an annual rate equal to $8 per share when, as and if declared by Harken’s Board of Directors. All dividends on the Series G1 Preferred are cumulative and payable semi-annually in arrears, payable on June 30 and December 30. At Harken’s option, dividends may also be payable in Harken common stock valued at $12.50 per share. The Series G1 Preferred dividend and liquidation rights rank junior to all claims of creditors, including holders of outstanding debt securities, but senior to Harken common stockholders and to any subsequent series of Harken preferred stock, unless otherwise provided, except for the Series G2, Series G3 and Series G4 Preferred, which shall rank equal to the Series G1 Preferred. As of December 31, 2002, Harken had accrued approximately $6.3 million of dividends in arrears related to the Series G1 Preferred stock, approximately $15.62 per share of such preferred stock outstanding. During 2002, Harken’s Board of Directors declared that a dividend be paid on all accrued and unpaid dividends as of December 31, 2002 payable to holders of Harken Series G1 Preferred and Series G2 Preferred, such dividend was paid with shares of Harken common stock. As of the record date for such dividends, December 26, 2002, there were 402,688 shares of Series G1 Preferred outstanding. In January 2003, a total of 586,755 shares of Harken common stock were paid to holders of Series G1 Preferred.

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

In 2003 and the first three months of 2004, holders of 23,581 and 28,940, respectively, shares of Series G1 Preferred stock elected to exercise their conversion option, and such holders were issued 198,153 and 231,651, shares, respectively of Harken common stock.

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

The Series G2 Preferred holders are entitled to receive dividends at an annual rate equal to $8 per share when, as and if declared by the Harken Board of Directors. All dividends on the Series G2 Preferred are cumulative and payable semi-annually in arrears, payable on June 30 and December 30. At Harken’s option, dividends may also be payable in Harken common stock at $3.00 per share of Harken common stock. The Series G2 Preferred dividend and liquidation rights rank junior to all claims of creditors, including holders of outstanding debt securities, but senior to Harken common stockholders and to any subsequent series of Harken preferred stock, unless otherwise provided. At December 31, 2002, Harken had accrued approximately $1,080,000 of dividends in arrears related to the Series G2 Preferred stock, approximately $11.59 per share of such preferred stock outstanding. During 2002, Harken’s Board of Directors declared that a dividend be paid for all accrued and unpaid dividends payable as of December 31, 2002 to holders of Harken Series G1 Preferred and Series G2 Preferred, such dividend was paid with shares of Harken common stock. As of the record date for such dividends, December 26, 2002, there were 93,150 shares of Series G2 Preferred outstanding. In January 2003, a total of 360,010 shares of Harken common stock were paid to holders of Series G2 Preferred.

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

In 2003 and three months ended March 31, 2004, holders of 31,500 and 11,500 shares, respectively, of G2 Preferred stock elected to exercise their conversion option, and such holders were issued approximately 1.1 million and 386,141 shares, respectively, of Harken common stock.

Accounting for Payment of Series G1 and Series G2 Preferred Stock Dividend Liability in Common Shares – Harken accounts for the payment of the Series G1 and Series G2 Preferred stock dividends with shares of Harken common stock as a liability extinguishment in accordance with APB 26. Net Income Attributable to Common Stock, as previously reported in Harken’s Form 10-Q for the quarter ended March 31, 2003, has been changed since Harken has determined it is necessary to account for the January 2003 payment of Harken’s Series G1 and Series G2 Preferred stock dividends with shares of Harken common stock to reflect, in accordance with APB 26, the difference between the carrying value of the preferred stock dividend liability of approximately $7.4 million and the fair market value of the shares of Harken common stock of approximately $227,000 issued by Harken in payment of the liability. The difference was recognized as a Payment of Preferred Stock Dividend Liability in Common Shares of approximately $6.8 million in the Consolidated Condensed Statement of Operations for the period ended March 31, 2003 as an increase, net of income taxes paid on behalf of the preferred shareholders, to Net Income Attributed to Common Stock. Harken had previously accounted for the payment of the Series G1 and G2 Preferred stock dividend liability with shares of Harken common stock as a conversion transaction, pursuant to the terms of the respective preferred stock agreement, with the difference between the carrying amount of the preferred stock dividend liability and the par value of the common stock issued recorded to Additional Paid-in Capital. This accounting treatment had no effect on Harken’s revenues, net income, net working capital, or cash flow for the period in question. Basic earnings per share increased from $0.02 to $0.22, and diluted earnings per share increased from $0.01 to $0.05 for the quarter ended March 31, 2003 as a result of the increase to Income Attributable to Common Stock. Additionally, none of Harken’s debt compliance covenants were affected by this accounting treatment.

In January and February 2004, Harken paid the Series G1 and Series G2 Preferred stock dividend liability accrued at December 31, 2003 with approximately 372,000 shares of Harken common stock. Accordingly, the difference between the carrying value of the preferred stock dividend liability at December 31, 2003, approximately $3.1 million, and the fair market value of the shares of Harken common stock issued by Harken in payment of the liability in January and February 2004, approximately $425,000, was recognized as a Payment of Preferred Stock Dividend Liability in Common Shares in the Consolidated Condensed Statement of Operations for the quarter ended March 31, 2004 as a $2.7 million increase to Net Income Attributed to Common Stock.

Series G3 Preferred Stock — In May 2003, Harken’s Board of Directors approved the authorization and issuance of up to 150,000 shares of a new series of convertible preferred stock. The Series G3 Convertible Preferred Stock (the “Series G3 Preferred”), which has a liquidation value of $100 per share, is non-voting and is convertible at the holders’ option into Harken common stock at a conversion price of $0.50 per share, subject to adjustments in certain circumstances. The Series G3 Preferred is also convertible by Harken into freely tradable shares of Harken common stock, if for any period of twenty consecutive calendar days, the average of the closing prices of Harken common stock during such period shall have equaled or exceeded $0.625 per share. In 2003, Harken issued 92,700 shares of the Series G3 Preferred in exchange for approximately 31,350 shares of Harken’s outstanding Series G1 Convertible Preferred Stock, including commissions, with a liquidation value of $100 per share, and $6 million in cash.

The Series G3 Preferred holders are entitled to receive dividends at an annual rate equal to $3.50 per share in cash. All dividends on the Series G3 Preferred are payable semi-annually in arrears, payable on June 30 and December 31, commencing December 31, 2003. The Series G3 Preferred dividend and liquidation rights rank junior to all claims of creditors, including holders of outstanding debt securities, but senior to Harken common stockholders and pari passu to any other series of Harken preferred stock, unless otherwise provided. Harken had approximately $144,000 of accrued dividends related to the Series G3 Preferred stock at December 31, 2003 prior to paying those dividends in cash.

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

During 2003 and the three months ended March 31, 2004, holders of 16,000 and 17,700 shares, respectively, of Harken’s Series G3 Preferred stock elected to exercise their conversion option, and such holders were issued a total of approximately 3.2 million and 3.6 million shares, respectively, of Harken common stock. Also, in 2003, Harken exchanged 2,700 shares of Series G3 Preferred stock in receipt of 1,350 shares of Series G1 Preferred stock in payment of financial transaction services to a non-related party for the placement of the Series G3 Preferred series.

Issuance of Series G4 Preferred Stock — In March 2004, Harken’s Board of Directors approved the authorization and issuance of up to 150,000 shares of a new series of convertible preferred stock, the Series G4 Preferred. In April 2004, Harken issued 77,517 shares of the Series G4 Preferred in exchange for approximately 1,000 shares of Harken’s Series G1 and 23,000 shares of Harken’s Series G2 Convertible Preferred Stock and $2.4 million in cash. The Series G4 Convertible Preferred Stock, which has a liquidation value of $100 per share, is non-voting and is convertible at the holders’ option into Harken common stock at a conversion price of $2.00 per share.

The Series G4 Preferred is also convertible by Harken into freely tradable shares of Harken common stock if for any period of twenty consecutive calendar days, the average of the closing prices of Harken common stock during such period has equaled or exceeded $2.20 per share, initially.

The Series G4 Preferred holders are entitled to receive dividends, when as and if declared by the Board of Directors, at an annual rate equal to $8.00 per share. All dividends on the Series G4 Preferred are payable semi-annually in arrears, in cash or, at Harken’s option, in shares of Harken common stock, payable on June 30 and December 31, commencing December 31, 2004. The Series G4 Preferred dividend and liquidation rights rank junior to all claims of creditors, including holders of outstanding debt securities, but senior to Harken common stockholders and pari passu to any other series of Harken preferred stock, unless otherwise provided.

Issuance of Series J Preferred Stock — In April 2004, in exchange for $5.0 million in cash, Harken issued 50,000 shares of a new Series J Convertible Preferred Stock and warrants to purchase 2.8 million shares of Harken common stock along with unit purchase warrants to purchase up to 10,000 units (each a “Unit”) at an exercise price of $100 per Unit, each Unit consisting of (a) one share of Series J Preferred and (b) a warrant to purchase a number of shares of Common Stock equal to 50% of the number of shares of Common Stock underlying each share of Series J Preferred purchased upon exercise of the Unit Purchase Warrant at an exercise price of $0.98 per share. The Series J Preferred has a liquidation value of $100 per share, is non-voting and is convertible at the holders’ option into common stock at a conversion price of $0.87 per share, subject to certain adjustments. The warrants issued in connection with the Series J Preferred have a term of one (1) year and an exercise price of $0.98.

Accumulated Other Comprehensive Income — During 2003, Harken recorded unrealized holding gains of $606,000 on its available for sale investment in NOIT in Other Comprehensive Income in stockholders’ equity in Harken’s Consolidated Condensed Balance Sheet at December 31, 2003. In February 2004, upon the sale of Harken’s investment in NOIT, the accumulated holding gain of $606,000 in Other Comprehensive Income was realized into earnings. Harken recorded a total gain on sale of the NOIT investment of approximately $1 million in the Consolidated Condensed Statement of Operations as of March 31, 2004. See Note 3 — Investments for further discussion of Harken’s former investment in NOIT.

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

Standby Purchase Agreement — In, 2002, Harken entered into a standby purchase agreement with Lyford that defined Harken’s rights and obligations, and the rights and obligations of Lyford, (the “Standby Commitment”). The standby purchase agreement obligated Harken to sell, and required Lyford to subscribe for and purchase from Harken, a number of shares of common stock equal to the Shortfall divided by the subscription price per share. The “Shortfall” is the amount by which $10,000,000 offering amount exceeded the aggregate subscription price paid by the stockholders who subscribed for and purchased shares in the offering.

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

Private Placement of Common Stock — In February 2004, Harken issued 3.6 million shares of Harken common stock in a private placement offering to two institutional investors for a total of $3.5 million in cash. In connection with this private placement common stock offering, in March 2004, Harken issued to these investors, common stock purchase warrants to purchase 1.75 million shares of Harkens common stock. The warrants can be exercised, at a price of $1.056 per share, at any time during the one year following the initial exercise date of March 8, 2004. The warrants also contain a call option whereby at any time during the exercise period, Harken has the right to call the warrants at $0.05 per warrant provided that Harken’s market price of its common stock is equal to or greater than 125% of the exercise price for at least 15 consecutive trading days following March 8, 2004, along with certain other provisions.

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), these warrants were initially measured at fair value and classified as permanent equity in Harken’s Consolidated Condensed Balance Sheet at March 31, 2004.

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

Harken’s 1993 Stock Option and Restricted Plan has authorized the grant of options to Harken employees and directors for up to 400,000 shares of Harken common stock. Harken’s 1996 Stock Option and Restricted Stock Plan has authorized the grant of 1,852,500 shares of Harken common stock. All options granted have 10-year terms and vest and become fully exercisable at the end of 4 years of continued employment. At March 31, 2004, all of the previously issued and/or outstanding employee stock options had expired or were previously voluntarily surrendered, therefore no pro-forma information regarding net income and net income per share is required.

(14)	RELATED PARTY TRANSACTIONS

In November 2001, Global elected to its Board of Directors a director who is also a director of RP&C International Inc. (“RP&C”). RP&C has historically provided financial and transaction consulting services to Harken. In addition, RP&C has served as a financial advisor in connection with Harken’s restructuring of its international assets, obligations and operations through its Global subsidiary. Also, RP&C currently serves as Global’s nominated advisor for the AIM Exchange in London. During the three months ended March 31, 2003, Harken repurchased 5,395 shares, respectively, of Series G1 Preferred stock held by RP&C in consideration for certain financial and transaction consulting services. During the quarters ended March 31, 2003 and 2004, Harken paid to RP&C approximately $580,000 and $144,000, respectively, for transaction costs associated with transaction consulting services. In connection with these services provided, RP&C may continue to earn such fees in the future.

(15)	DERIVATIVE INSTRUMENTS

Harken holds certain commodity derivative instruments which are effective in mitigating commodity price risk associated with a portion of its future monthly natural gas production and related cash flows. Harken’s oil and gas operating revenues and cash flows are impacted by changes in commodity product prices, which are volatile and cannot be accurately predicted. Harken’s objective for holding these commodity derivatives is to protect the operating revenues and cash flows related to a portion of its future natural gas and crude oil sales from the risk of significant declines in commodity prices.

As of March 31, 2004, Harken, holds a natural gas collar contract consisting of a fixed price floor option of $3.00 per MMBTU and a fixed price cap option of $4.95 per MMBTU covering 70,000 MMBTUs per month over the period of the contract through June 30, 2004. Harken did not designate the above derivative as a hedge under SFAS No. 133, therefore the derivative has been marked to market at March 31, 2004. The change in the fair value of the derivative of approximately $278,000 for the three months ended March 31, 2004 is reflected in Other Income in the Consolidated Condensed Statement of Operations. Such natural gas collar contract is reflected in accrued liabilities at March 31, 2004 with a fair value of approximately $150,000.

In December 2003, Harken purchased a crude oil floor contract with a strike price of $27.00 per barrel for a notional amount of 6,000 barrels per month over a period of the contract from January 1, 2004 through December 31, 2004. In March 2004, Harken terminated this crude oil floor contract and replaced it with a crude oil floor contract with a strike price of $28.00 per barrel for a notional amount of 6,000 barrels per month over a period of the contract from April 1, 2004 through December 31, 2004. Such crude oil floor contract is reflected in Prepaid Expenses and Other Assets in the Consolidated Condensed Balance Sheet at March 31, 2004 with a market value of approximately $41,000.

In January 2004, Harken purchased a natural gas floor contract with a strike price of $4.00 per MMBTU for a notional amount of 90,000 MMBTUs per month over the period of the contract from July 1, 2004 through December 31, 2004. Such natural gas floor contract is reflected in Prepaid Expenses and Other Assets in the Consolidated Condensed Balance at March 31, 2004 with a market value of approximately $29,000.

Each of the above option floor contracts have been designated as cash flow hedges of the exposure from the variability of cash flows from future specified production from certain of Harken’s domestic property operations. Gains and losses from commodity derivative instruments are reclassified into earnings when the associated hedged production occurs. Harken holds no derivative instruments which are designated as either fair value hedges or foreign currency hedges. Settlements of oil and gas commodity derivatives are based on the difference between fixed option prices and the New York Mercantile Exchange closing prices for each month during the life of the contracts. Harken monitors its crude oil and natural gas production prices compared to New York Mercantile Exchange prices to assure its commodity derivatives are effective hedges in mitigating its commodity price risk.

(16)	SEGMENT INFORMATION

Harken’s accounting policies for each of its operating segments are the same as those for its consolidated financial statements. There are no intersegment sales or transfers. Revenues and expenses not directly identifiable with either segment, such as certain general and administrative expenses, are allocated by Harken based on various internal and external criteria including an assessment of the relative benefit to each segment. During the periods presented below, none of Harken’s Middle American segment operating revenues related to Costa Rica, Peru or Panama.

Harken’s financial information for each of its operating segments is as follows for the periods ended March 31, 2003 and 2004:

	North America	Middle America	Total
For the three months ended March 31, 2003:
Operating revenues	$5,533,000	$1,845,000	$7,378,000
Interest and other income	(348,000)	24,000	(324,000)
Depreciation and amortization	1,460,000	580,000	2,040,000
Interest expense and other, net	2,283,000	29,000	2,312,000
Gains on repurchases of convertible notes	4,531,000	—	4,531,000
Income tax expense	—	100,000	100,000
Segment income/(loss) before cumulative Effect of change in accounting principle	2,680,000	(19,000)	2,661,000
Segment income (loss)	2,067,000	(219,000)	1,848,000
Capital expenditures	1,795,000	1,733,000	3,528,000
Total assets at end of period	59,405,000	26,814,000	86,219,000

For the three months ended March 31, 2004:
Operating revenues	$3,916,000	$2,527,000	$6,443,000
Interest and other income	219,000	15,000	234,000
Depreciation and amortization	1,763,000	872,000	2,635,000
Interest expense and other, net	214,000	(2,000)	212,000
Gains on extinguishments of notes	325,000	—	325,000
Gain on sale of equity investment	990,000	—	990,000
Income tax expense	—	92,000	92,000
Segment income	832,000	679,000	1,511,000
Capital expenditures	1,930,000	526,000	2,456,000
Total assets at end of period	53,027,000	26,842,000	79,869,000

(17)	EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2003 and 2004.

	2003			2004
(in thousands, except per share data)	Net Income Attributed to Common Stock	Weighted- Average Shares	Per-Share earnings	Net Income Attributed to Common Stock	Weighted- Average Shares	Per-Share earnings
Basic earnings per share	$7,906	36,764	$0.22	$3,409	188,037	$0.02
Effect of dilutive securities:
5% European Notes (A)	(4,531)	38,324	(0.17)	—	—	—
Series G3 Preferred Stock (B)	—	—	—	52	15,340	—

Diluted earnings per share	$3,375	75,088	$0.05	3,461	203,377	0.02

(A)	Represents 5% European Notes extinguished in March 2003. Gains on these transactions have been treated as a reduction to income attributed to common stock as such gains would not have occurred had these securities been converted by the holder.

(B)	Represents the dividend liability accrued on the Series G3 Preferred Stock during the first quarter 2004. The dividend liability has been treated as an increase to income attributed to common stock as such dividends would not have been incurred had these securities been converted by the holder.

Not included in the calculation for diluted earnings per share were employee stock options outstanding during the quarter ended March 31, 2003. The inclusion of these options would have been antidilutive since they were not “in the money” during the three months ended March 31, 2003. Harken’s 4.25% Convertible Notes, 7% European Notes, Benz Convertible Notes and Series G-1 and G-2 Preferred Stock were also excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(18)	COMMITMENTS AND CONTINGENCIES

In September 1997, Harken Exploration Company, a wholly-owned subsidiary of Harken, was served with a lawsuit filed in U.S. District Court for the Northern District of Texas, Amarillo Division, styled D. E. Rice and Karen Rice, as Trustees for the Rice Family Living Trust (“Rice”) vs. Harken Exploration Company. In the lawsuit, Rice alleged damages resulting from Harken Exploration Company’s alleged spills on Rice’s property and claimed that the Oil Pollution Act (“OPA”) should have applied in this circumstance. Rice alleged that remediation of all of the alleged pollution on its land would cost approximately $40,000,000. In October 1999, the trial court granted Harken’s Motion for Summary Judgment that the OPA did not apply and dismissed the Rice claim under it. Rice appealed the trial court’s summary judgment to the U.S. Fifth Circuit Court of Appeals. In April 2001, the Fifth Circuit Court of Appeals issued its opinion affirming the trial court’s summary judgment in Harken’s favor. Based on this affirmation of the summary judgment, in Harken management’s opinion, the results of any further appeal would not have had a material adverse effect on Harken’s financial position. Rice did not appeal the Fifth Circuit Court of Appeals decision. On August 15, 2002, Harken was served with a new suit filed by Rice in state court in Hutchinson County, Texas. In this new state case, Rice continued to seek approximately $40,000,000 in remediation costs and damages. In December 2003, the parties agreed to formal mediation of this matter which took place in January 2004. Following mediation, the parties reached a settlement agreement, whereby Harken and Harken’s insurers agreed to pay to Rice the total sum of $1.9 million in return for a full and final release for all disputes and claims alleged by Rice against Harken. The insurer agreed to contribute $775,000 of this settlement amount. Based on the settlement agreement and the contribution from the insurers, Harken has accrued and expensed $1.125 million in December 2003. Harken’s insurers, pursuant to a separate Fifth Circuit Court of Appeals order, have covered Harken’s legal costs of defense in the litigation. In April 2004 the trial court, upon joint motion of parties, dismissed the Rice lawsuit in its entirety with prejudice to refiling.

420 Energy Investment, Inc. and ERI Investments, Inc. (collectively “420 Energy”) filed a lawsuit against XPLOR Energy, Inc., a wholly-owned subsidiary of Harken (“XPLOR”), on December 21, 1999 in the New Castle County Court of Chancery of the State of Delaware. 420 Energy alleges that they are entitled to appraisal and payment of the fair value of their common stock in XPLOR as of the date XPLOR merged with Harken. Harken has relied on an indemnity provision in the XPLOR merger agreement to tender the costs of defense in this matter to former stockholders of XPLOR. Although the outcome of this litigation is uncertain, because the former stockholders of XPLOR have accepted indemnification of this claim, Harken believes that any liability to Harken as a result of this litigation will not have a material adverse effect on Harken’s financial condition. Harken has not provided a reserve for this matter as it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be determined.

In May 2002, Henry C. Magee III (“Magee”) filed a complaint against XPLOR Energy SPV-I, Inc. and XPLOR Energy Operating Company, as the successor in Interest to Araxas SPV-I, Inc. and Araxas Exploration, Inc. in the United States District Court for the Eastern District of Louisiana. In his complaint, Magee alleges that Xplor breached a contractual obligation relating to a royalty interest assignment from XPLOR’s predecessor in interest, Araxas Exploration, Inc. The court granted Magee’s motion for summary judgment as to a disputed interpretation of the assignment clause but reserved for trial XPLOR’s reformation claim. Trial of this issue is not anticipated until the fourth quarter of 2004. XPLOR will continue to vigorously dispute these claims and retains the right to appeal the summary judgment granted by the court. While the results of the trial and any appeals related to the trial or summary judgment remain uncertain, Harken believes the ultimate outcome will not have a material adverse effect on Harken’s financial conditions and results of operations. Based on Harken’s reasonable estimate of the most likely outcome of this matter, Harken has accrued a reserve of $120,000 at March 31, 2004 related to this claim.

In October 2003, Xplor was served with a complaint filed by Apache Corporation in the Harris County District Court. Apache sought payment of $219,000 plus interest and attorneys’ fees. Apache alleged that the amount demanded was due pursuant to the terms of a 1998 purchase and sale agreement between Apache and Xplor. In March 2004, Apache and Xplor entered into a compromise and settlement agreement resolving all disputes between the parties, resulting in the dismissal with prejudice to refiling of this case.

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

Harken believes that it is important to communicate its future expectations to its stockholders. Forward-looking statements reflect the current view of management with regard to future events and are subject to numerous known and unknown risks, uncertainties and other factors that may cause the actual results, performance, timing or achievements of Harken to be materially different from any results, performance, timing or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, the risks described in Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 25, 2004, as well as other risks described in this Quarterly Report. Although Harken believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct or that unforeseen developments will not occur. Harken undertakes no duty to update or revise any forward-looking statements.

Overview

Harken is engaged in oil and gas exploration, exploitation, development and production operations both domestically and internationally through its various subsidiaries. Harken divides its operations into two operating segments, which are managed and evaluated as separate operations. Harken’s North American operating segment presently consists of Harken’s exploration, exploitation, development, production and acquisition efforts in the United States. Substantially all of Harken’s North American operations currently include those activities in the onshore and offshore Gulf Coast regions of South Texas and Louisiana. Harken also has oil and gas properties located in the Panhandle regions of Texas. Harken’s Middle American operations currently include Global’s activities in Colombia, Panama and Peru. Although Global owns an interest in approximately 1.4 million acres in Costa Rica, Harken believes that political and judicial developments have severely limited the opportunity for future oil and gas development in that country. All of the Middle American operating revenues are and have been generated from Colombian operations.

During 2003, Harken focused on reducing its significant debt obligations, consisting primarily of the 5% European Notes and the Benz Convertible Notes which were scheduled to mature in May 2003 and November 2003, respectively. Under its capital restructuring plan, as described below under “Liquidity and Capital Resources”, Harken’s management effected the repurchase, redemption and/or restructuring of certain of its outstanding debt obligations prior to their maturity date. Also, certain convertible debt obligations were either converted into or redeemed with Harken common stock, under the terms of the specific note agreements, either prior to or upon the maturity date. During 2003, Harken reduced its overall outstanding debt principal amounts by 87%, or approximately $50 million. During the three months ended March 31, 2004, Harken continued to reduce its outstanding debt by another 32%, or $2.4 million as compared to year-end 2003.

In the first quarter of 2004, Harken established Gulf Energy Management Company. (“GEM”), a wholly-owned subsidiary, to manage its domestic operations held through its other domestic wholly-owned subsidiaries. Harken’s North American operating segment has experienced successful drilling activity over the past three fiscal years, with an average success completion rate of approximately 73% and an average historical finding cost of approximately $0.93 per thousand cubic foot equivalent. However, during 2003, Harken minimized its drilling activity in order to conserve capital resources to reduce convertible debt obligations pursuant to the capital restructuring plan. In December 2003, Harken sold the majority of its oil and gas properties located in the Panhandle region of Texas for a gross sales price of approximately $7 million, subject to certain adjustments. Harken considered the Panhandle assets to be non-core assets since the majority of Harken’s domestic reserves and productions were located along the Gulf Coast regions of Texas and Louisiana. Harken’s Gulf Coast assets are primarily natural gas. In December 2003, Harken used approximately $4 million of the Panhandle asset sales proceeds to repay all outstanding principal and interest under, and terminate, Harken’s credit facility with Guaranty Bank FSB. During the three months ended March 31, 2004, GEM has participated in the drilling of approximately 4 gross wells, with an average success completion rate of 100%, and an average finding cost of approximately $1.06 per thousand cubic foot equivalent.

Harken’s Middle American operations are conducted through its ownership in Global, a public limited company registered in England and Wales under the Companies Act (1985) of the United Kingdom with its ordinary shares admitted for trading on the Alternative Investment Market of the London Stock Exchange in London. In 2002, Harken’s ownership in Global decreased from 100% to 85.62%. See Note 6 – Middle American Operations in the Notes to Consolidated Financial Statements contained in Part I, Item 1 for further discussion. All of the Middle American operating revenues have been generated from Global’s Colombian operations. These revenues have increased from the comparable period last year due to higher commodity prices and production volumes.

During 2004, Harken is concentrating on the development and growth of North American and Middle American oil and gas assets and energy-based growth opportunities. In January 2004, Harken’s board of directors approved the 2004 capital expenditure budget of approximately $18 million, a 150% increase in capital expenditures as compared to 2003. Of the 2004 budget, approximately $9 million is allocated to North American capital expenditures and approximately $9 million is allocated to Middle American capital expenditures. Harken expects to fund these capital expenditures through available cash on hand and through projected cash flow from operations in 2004. Harken, however, may deploy cash raised through additional placements of security interests to accelerate, expand or otherwise modify the drilling and development activities addressed in its 2004 capital expenditure budget. During the three months ended March 31, 2004, Harken incurred approximately $2.5 million in capital expenditures, of which approximately $2 million related to North America and $456,000 related to Middle America. Possible weakening commodity prices, a decline in drilling success or substantial delays in bringing on production from wells drilled could cause

Harken to reduce its remaining 2004 drilling plans. The majority of Harken’s planned capital expenditures for 2004 are discretionary, and as a result, will be curtailed if sufficient funds are not available.

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

As of March 31, 2004, based on NYMEX posted prices of $32.55 per barrel and $5.71 per mmbtu, Harken and Global’s estimates of discounted future net cash flows from proved oil and gas reserves exceeded their adjusted carrying values. Given the volatility of oil and gas prices, it is reasonably possible that the estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline in the future, even if only for a short period of time, it is possible that impairments of oil and gas properties could occur. In addition, it is reasonably possible that additional impairments could occur if costs are incurred in excess of any increases in the cost ceiling, revisions to proved oil and gas reserves occur or if properties are sold for proceeds less than the discounted present value of the related proved oil and gas reserves.

Colombia operations — During the quarter ended March 31, 2004, approximately 40% of Harken’s consolidated revenues were generated from Global’s sales to Ecopetrol, the state-owned Colombian oil company. The country of Colombia is currently experiencing heightened security issues which could affect Global’s Colombian operations as well as the strength and operations of Ecopetrol. If Ecopetrol experiences significant adverse conditions in its operations, it may not be able to meet its ongoing financial obligations to Global for delivered production or be able to purchase future production under the terms of existing contract provisions. Global’s Colombian operations could also be directly affected by guerilla activity or other instances or threats of violence, preventing or interrupting Global from producing, transporting or delivering future production volumes. Any such adverse developments in Global’s Colombian operations could result in, among other things, additional full cost valuation allowances and impairments related to Global’s assets.

Asset Retirement Obligations—Harken has significant obligations for the dismantlement and removal of its oil and gas production and related facilities. Estimating future asset removal costs is difficult and requires management to make estimate and judgments since most the removal activities will occur several years in the future. In addition, asset removal technologies and costs are constantly changing, as are political, environmental, safety considerations that may ultimately impact the amount of the obligation. Effective January 1, 2003, Harken changed its method of accounting for asset retirement obligations in accordance with FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 requires asset retirement costs to be capitalized as part of the cost of the related tangible long-lived assets and subsequently allocated to expense using a systematic and rational method over the useful life of the asset. See Note 5-Asset Retirement Obligation in the Notes to Consolidated Condensed Financial Statements contained in Part I, Item 1 for discussion of implementation and impact of SFAS 143.

Derivative Instruments—Harken is exposed to risk from fluctuations in crude oil and natural gas prices. To reduce the impact of this risk in earnings and to increase the predictability of its cash flow, from time to time Harken enters into certain derivative contracts, primarily collars and floors for a portion of its North American oil and gas operations. At March 31, 2004, Harken holds a natural gas collar contract that was not designated as a hedge under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Harken also holds an oil floor contract and a natural gas floor contract, at March 31, 2004, that were designated as cashflow hedges under SFAS 133. These commodity derivative instruments are measured at fair value and recorded as assets or liabilities in the accompanying Consolidated Condensed Balance Sheet. When available, quoted market prices are used in determining fair value. The counterparties to these contractual arrangements are limited to creditworthy major institutions.

Accounting for Payment of Series G1 and Series G2 Preferred Stock Dividend Liability in Common Shares – Harken accounts for the payment of the Series G1 and Series G2 Preferred stock dividends with shares of Harken common stock as a debt extinguishment in accordance with Accounting Principles Board Opinion No. 26, “Extinguishment of Debt” (“APB 26”). Accordingly, the difference between the carrying value of the preferred stock dividend liability at December 31, 2002, approximately $7.4 million, and the fair market value of the shares of Harken common stock issued by Harken in payment of the liability in January 2003, approximately $227,000, is recognized as Payment of Preferred Stock Dividend Liability in Common Shares in the Consolidated Condensed Statement of Operations for the quarter ended March 31, 2003 as a $6.8 million increase, net of income taxes paid on behalf of the preferred shareholders, to Net Income Attributed to Common Stock. For further discussion of Harken’s accounting treatment for payment of Series G1 and G2 Preferred stock dividends, see Note 12 – Stockholders’ Equity in the Notes to Consolidated Condensed Financial Statements contained in Part I, Item 1.

In January and February 2004, Harken paid the Series G1 and Series G2 Preferred stock dividend liability accrued at December 31, 2003 with 372,000 shares of Harken common stock. Accordingly, the difference between the carrying value of the preferred stock dividend liability at December 31, 2003, approximately $3.1 million, and the fair market value of the shares of Harken common stock issued by Harken in payment of the liability in January and February 2004, approximately $425,000, is recognized as a Payment of Preferred Stock Dividend Liability in Common Shares in the Consolidated Condensed Statement of Operations for the quarter ended March 31, 2004 as a $2.7 million increase to Net Income Attributed to Common Stock.

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

	Three Months Ended March 31,
	2003	2004
	(unaudited)
Operating Revenues
Domestic Exploration and Production Operations
Gas sales revenues	$3,429,000	$2,156,000
Gas volumes in mcf	532,000	411,000
Gas price per mcf	$6.45	$5.25
Oil sales revenues	$2,104,000	$1,760,000
Oil volumes in barrels	63,000	51,000
Oil price per barrel	$33.40	$34.51
Colombian Exploration and Production Operations
Oil sales revenues	$1,845,000	$2,527,000
Oil volumes in barrels	73,000	97,000
Oil price per barrel	$25.27	$25.98
Other Revenues
Interest income	$14,000	$19,000
Gain / (loss) on derivative contracts	$(356,000)	$184,000
Other income	$18,000	$31,000

For the quarter ended March 31, 2004 compared with the corresponding prior period.

North American Operations

Domestic gross oil and gas revenues during the first quarter of 2004 relate to the operations in the onshore and offshore areas of the Texas and Louisiana Gulf Coast and the Panhandle regions of Texas. In March 2003, one of Harken’s wholly-owned subsidiaries sold interests in oil and gas producing properties located in Louisiana for approximately $600,000. In December 2003, Harken and certain wholly-owned subsidiaries sold the majority of their oil and gas properties located in the Panhandle region of Texas for a gross sales price of approximately $7 million, subject to certain adjustments. During the first quarter of 2004, domestic oil and gas revenues decreased 29% to approximately $3.9 million compared to approximately $5.5 million for the prior year period primarily due to the December 2003 sale of the Panhandle properties, along with an overall 8% decrease in average commodity prices received as compared to the prior year period.

Domestic gas revenues decreased 37% to approximately $2.2 million during the first quarter 2004 compared to approximately $3.4 million for the first quarter 2003 due primarily to the December 2003 sale of the Panhandle properties. Also, Harken received an overall average price of $5.25 per Mcf of gas during first quarter 2004 compared to $6.45 per Mcf received during first quarter 2003. Mitigating the decrease in gas revenues was the addition of new gas production related to the 2004 drilling activity on certain Raymondville and Lapeyrouse wells.

Domestic oil revenues decreased 16% to approximately $1.8 million during the first quarter 2004 compared to approximately $2.1 million during the first quarter 2003 due primarily to a decrease in oil volumes. This decrease in oil revenues was mitigated by an increase in oil prices received during the three months ended March 31, 2004 which averaged $34.51 per barrel compared to $33.40 per barrel in the prior year period

Domestic oil and gas operating expense decreased 22% to approximately $1.3 million during the first quarter of 2004 compared to approximately $1.6 million during the first quarter 2003 primarily due to a decrease in oil and gas sales volumes along with the resolution of excess salt water disposal costs associated with the Lake Raccourci field in Lafourche Parish, Louisiana.

Middle American Operations

Middle American revenues relate to Global’s oil operations in Colombia, South America. Global’s revenue primarily related to production from its Bolivar and Alcaravan Association Contract Areas. In 2003, Global successfully completed the drilling of the Cajaro #1 well on the Alcaravan Contract Area and production from this well commenced in June 2003.

Global’s oil revenues increased 37% to approximately $2.5 million during first quarter 2004 from approximately $1.8 million in first quarter 2003 due primarily to a 33% increase in production volumes attributable to the Cajaro #1 well which began production in June 2003, offset by normal production decline on the producing wells. The increase in oil revenues in first quarter 2004 was also due to a 3% increase in commodity prices over prior year period.

Middle American operating expenses have increased 52% from approximately $391,000 for first quarter 2003 to approximately $595,000 for first quarter 2004, primarily due to workover costs incurred on the Torcaz #1 well and the Olivo #1 well and the additional operating costs of the Cajaro #1 well which began production in June 2003.

In April 2004, Global perforated and tested the Massive Ubaque zone from 8352 to 8371 feet in its Estero #4 well on Global’s Alcaravan Association Contract in Colombia. The Massive Ubaque zone, which according to third party log analysis contains at least 14 feet of producible hydrocarbon thickness, tested at a maximum rate of 960 gross barrels of oil per day. The measured density of the crude oil was 16 degrees pursuant to the measurement standards established by the American Petroleum Institute. Production for the Estero #4 well began in May 2004. Through the discovery and successful testing of the Massive Ubaque zone,

Global has now established a third producing reservoir in Global’s Palo Blanco field. In addition to the Massive Ubaque, the Upper Mirador and Upper Ubaque are also productive in the field. Both the Upper Mirador and the Upper Ubaque had excellent shows during the drilling of the Estero 4 and will likely be tested in the future. Global owns a 100% working interest in this well.

Interest and Other Income

Interest and other income increased during the first quarter of 2004 compared to the prior year period due primarily to the mark to market of Harken’s natural gas collar contract, which is not designated as a hedge under the Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities.” During the first quarter of 2004, the liability associated with the natural gas collar contract decreased and was reflected in Other Income in the Consolidated Condensed Statement of Operations. During the first quarter 2003, Harken expensed to Other Income approximately $356,000 associated with the mark to market of this natural gas collar contract.

Other Costs and Expenses

General and administrative expenses decreased 36% to $1.6 million during first quarter 2004 as compared to $2.5 million for first quarter 2003 primarily due to legal and professional costs in 2003 associated with Harken’s capital restructuring plan and due to employee reductions during 2003. During 2003, Harken reduced its employee count by 38%, from 42 employees to 26 employees.

Depreciation and amortization expense increased 29% during first quarter 2004 compared to first quarter 2003 primarily due to the December 2003 sale of the Panhandle oil and gas properties and the associated proved reserve volumes. Because significant economic differences existed between the Panhandle oil and gas properties sold and the Gulf Coast oil and gas properties retained, Harken allocated capitalized costs on the basis of the relative fair values of the properties. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

Interest expense and other decreased significantly during the first quarter of 2004 compared to the prior year period. During the first quarter of 2003, Harken expensed the remaining unamortized issuance costs of approximately $740,000 related to the issuance of warrants to purchase Global ordinary shares owned by Harken, which were issued to Lyford in consideration for the Investor Term Loan which was paid in full in March 2003. In addition, interest and other expense decreased compared to the prior period because during the first quarter of 2003, Harken expensed an unrealized holding loss of $488,000 on its investment in shares of New Opportunities Investment Trust PLC, as Harken believed the decline in market value of those shares was other than temporary. Interest Expense and Other also decreased in the first quarter 2004 compared to prior year period due to the overall reduction in Harken’s debt balances associated with the 2003 capital restructuring plan.

Gains from Extinguishments of Debt

During the first quarter 2004, Harken repaid the principal amount of the Senior Secured Notes, at a discount equal to approximately 18%, plus accrued and unpaid interest, with cash and recorded a gain on extinguishments of the notes of approximately $325,000 in January 2004 in the Consolidated Condensed

Statement of Operations. During the quarter ended March 31, 2003, Harken reflected a gain on extinguishment of debt of approximately $4.5 million from cash purchases and/or exchanges of outstanding 5% European Notes

Gain from Sale of Equity Investment

In first quarter 2004, Harken sold all of its available for sale investment of 1,232,742 ordinary shares of New Opportunities Investment Trust (“NOIT”) on the Alternative Investment Market of the London Stock Exchange for cash proceeds of approximately $1.6 million and recorded a realized gain on sale of equity investment of approximately $1.0 million in Harken’s Consolidated Condensed Statement of Operations for the three months ended March 31, 2004.

Payment of Preferred Stock Dividend Liability in Common Shares

Harken accounts for the payment of the Series G1 and Series G2 Preferred stock dividends with shares of Harken common stock as a debt extinguishment in accordance with APB 26. Accordingly, the difference between the carrying value of the preferred stock dividend liability at December 31, 2002, approximately $7.4 million, and the fair market value of the shares of Harken common stock issued by Harken in payment of the liability in January 2003, approximately $227,000, is recognized as a Payment of Preferred Stock Dividend Liability in Common Shares in the Consolidated Condensed Statement of Operations for the quarter ended March 31, 2003 as a $6.8 million increase, net of income taxes paid on behalf of the preferred shareholders, to Net Income Attributed to Common Stock. For further discussion of Harken’s accounting treatment for payment of Series G1 and G2 Preferred stock dividends, see Note 12 – Stockholders’ Equity in the Notes to Consolidated Financial Statements contained in Part I, Item 1.

In January and February 2004, Harken paid the Series G1 and Series G2 Preferred stock dividend liability accrued at December 31, 2003 with 372,000 shares of Harken common stock. Accordingly, the difference between the carrying value of the preferred stock dividend liability at December 31, 2003, approximately $3.1 million, and the fair market value of the shares of Harken common stock issued by Harken in payment of the liability in January and February 2004, approximately $425,000, is recognized as a $2.7 million gain on Payment of Preferred Stock Dividend Liability in Common Shares in the Consolidated Condensed Statement of Operations for the quarter ended March 31, 2004 as an adjustment to Net Income Attributed to Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

(Thousands of dollars)	December 31, 2003	March 31, 2004
Current ratio	1.88 to 1	2.86 to 1
Working capital	$7,887	$10,449
Total debt	$7,360	$5,000
Total cash less debt	$4,813	$4,886
Stockholders’ equity	$52,761	$59,622
Total debt to equity	0.14 to 1	0.08 to 1

During 2003, outstanding debt obligations were reduced to approximately $7.4 million outstanding at December 31, 2003. At December 31, 2003, Harken ended the year with positive working capital of approximately $7.9 million, with outstanding total debt of $7.4 million and approximately $12.2 million cash on hand. During the three months ended March 31, 2004, Harken continued to improve its working capital position through repurchasing certain of its debt obligations for cash at an 18% discount and converting the remaining $340,000 principal amount of the 7% European Notes into shares of Harken common stock. Harken also raised approximately $3.6 million in cash during the quarter ended March 31, 2004 through the issuance of Harken common stock and warrants to two institutional investors. At March 31, 2004, Harken ended the quarter with almost $10 million in available cash on hand and working capital of over $10 million.

In 2004 Harken is concentrating on the growth and development of domestic and international oil and gas assets through the use of available cash on hand and projected cash generated by operations. Harken intends to continue to seek to raise equity or debt financing through the issuance of debt, equity and convertible debt instruments, if needed, for utilization for acquisition and development opportunities as they arise, as well as to accelerate, expand or modify the activities in its 2004 capital expenditure budget.

Cash and Cash Flow

Net cash flow from operating activities in the first three months of 2004 was a negative $2.7 million, as compared to a positive $1.3 million in first quarter 2003, primarily as a result of changes in working capital items, primarily liabilities accrued at year-end 2003 and paid in the first three months of 2004. Harken’s cash on hand at March 31, 2004 totaled approximately $9.9 million.

Net cash from financing activities during first quarter 2004 totaled approximately $1.5 million and consisted of approximately $3.3 million in net cash proceeds from the issuance of Harken’s common stock and warrants, offset by approximately $1.7 million in repayments of Senior Secured Notes. Net cash used in investing activities during first quarter 2004 totaled approximately $1.1 million and was primarily comprised of approximately $2.5 million in capital expenditures offset by approximately $1.6 million received for the sale of Harken’s equity investment in NOIT. Global’s international capital expenditures for first quarter 2004 totaled approximately $456,000. Harken’s domestic capital expenditures for first quarter 2004 totaled approximately $2.0 million.

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

After giving effect to the consummation of Harken’s rights offering and Lyford’s standby commitment, Lyford became the holder of approximately 62% of Harken’s outstanding common stock. Therefore, these transactions resulted in a change of control of Harken. Lyford’s ownership has been reduced to approximately 35% as of March 1, 2004 due to the conversions of the 5% European Notes, the 7% European Notes due 2006, certain 7% European Notes due 2007, and certain Series G1, G2 and G3 Preferred shares into shares of Harken common stock as well as the private placement of common shares in February 2004. Lyford has the voting power to significantly influence the election of Harken’s board of directors and the approval of other matters presented for consideration by the stockholders, which could include mergers, acquisitions, amendments to Harken’s charter and various corporate governance actions.

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

Other Debt and Equity Issuances — In May 2003, Harken issued 92,700 shares of the Series G3 Preferred Stock in exchange for 31,350 shares of its outstanding Series G1 Preferred Stock, with a liquidation value of $100 per share, and $6,000,000 in cash.

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

In April 2004, Harken issued 77,517 shares of a new Series G4 Convertible Preferred Stock in exchange for approximately 1,000 shares of Series G1 and 23,000 shares of Series G2 Convertible Preferred Stock, with a liquidation value of $100 per share, and $2.4 million in cash. The Series G4 Preferred has a liquidation value of $100 per share, is non-voting and is convertible at the holders’ option into shares of Harken common stock at a conversion price of $2.00 per share, subject to certain adjustments.

In April 2004, in exchange for $5.0 million in cash Harken issued 50,000 shares of a new Series J Convertible Preferred Stock and warrants to purchase 2.8 million shares of Harken’s common stock along with unit purchase warrants to purchase up to 10,000 units (each a “Unit”) at an exercise price of $100 per Unit, each Unit consisting of (a) one share of Series J Preferred and (b) a warrant to purchase a number of shares of Common Stock equal to 50% of the number of shares of Common Stock underlying each share of

Series J Preferred purchased upon exercise of the Unit Purchase Warrant at an exercise price of $0.98 per share. The Series J Preferred has a liquidation value of $100 per share, in non-voting and is convertible at the holders’ option into common stock at a conversion price of $0.87 per share, subject to certain adjustments. The warrants issued in connection with the Series J Preferred have a term of one (1) year and an exercise price of $0.98 per share.

Completed Divestitures

Sale of Investment — In December 2002, Harken exchanged 2,000,000 of its shares of common stock of Global for 1,232,742 of the redeemable ordinary common shares of NOIT. This transaction reduced Harken’s ownership in Global from 92.77% to 85.62%. Harken has accounted for the 1,232,742 ordinary shares of NOIT as an investment in available for sale securities in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investment in Debt and Equity Transactions” and had reflected the fair value of the investment as an asset included as Investment in Equity Securities at December 31, 2003. In February 2004, Harken subsequently sold all of its 1,232,742 ordinary shares of NOIT on the Alternative Investment Market of the London Stock Exchange for cash proceeds of approximately $1.6 million.

Sales of Assets — During 2003, Harken sold certain domestic producing property interest for approximately $660,000. In addition, during 2003, Harken received approximately $239,000 as a purchase price adjustment, as defined in the Purchase and Sale Agreement, for a certain 2002 sale of interests in oil and gas producing properties located in Texas. These proceeds were allocated to the domestic full cost pool. During the third quarter of 2003, Global sold certain field inventory for approximately $60,000. In December 2003, Harken and certain wholly-owned subsidiaries sold the majority of its oil and gas properties located in the Panhandle region of Texas for a gross sales price of approximately $7 million, subject to certain adjustments. In December 2003, Harken used approximately $4 million of the Panhandle asset sales proceeds to repay all outstanding principal and interest under, and terminate, Harken’s credit facility with Guaranty Bank FSB. In first quarter 2004, Harken paid approximately $229,000 as an initial purchase price adjustment associated with the sale of the Panhandle properties.

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

Pursuant to the terms of the 4.25% Convertible Notes, Harken is required to maintain unencumbered assets such that the ratio of (1) the fair market value of the unencumbered assets to (2) the outstanding principal amount of the 4.25% Convertible Notes, is equal to or greater than 1.5 to 1.0. At December 31 2003 and March 31, 2004, Harken was in compliance with the asset coverage ratio under the 4.25% Convertible Notes.

North America Commitments – Under Harken’s 2004 capital expenditure budget, Harken’s domestic operating strategy includes efforts to increase its oil and gas reserves in North America through acquisitions, exploitation and development drilling activities. Harken anticipates North American capital expenditures will total approximately $9 million during 2004. This North American capital expenditure budget focuses on the onshore and offshore Gulf Coast regions of Texas and Louisiana. The majority of this budgeted capital amount will be used to drill exploratory and development wells in the Lake Raccourci and Lapeyrouse fields in Southern Louisiana. Harken currently holds an average working interest in the Lake Raccourci producing wells of approximately 40% and holds an average working interest of approximately 10% in the Lapeyrouse producing wells. However, Harken’s planned North American capital expenditures for 2004 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Harken losing certain prospect acreage or reducing its interest in future development projects.

Middle American Commitments — Global anticipates international capital expenditures will total approximately $9.0 million during 2004. None of these capital expenditures result from commitments under the terms of certain of the Association Contracts entered into between Global’s subsidiary Harken de Colombia, Ltd. and Ecopetrol. These contracts required Global to perform certain activities in Colombia in accordance with a prescribed timetable. As of May 13, 2004, Global was in compliance with the requirements of each of the Association Contracts. In light of the political and judicial developments in Costa Rica discussed above, Global is projecting no capital expenditure plans during 2004 with regard to the Costa Rica Contract. Global’s planned international capital expenditures for 2004 includes approximately $7.8 million of discretionary expenditures for the development of the Alcaravan Contract area in Colombia, South America. Global expects to drill approximately three development wells in the Palo Blanco field under the Alcaravan Contract area. The first of those wells, the Estero #4, was spud in late March 2004 and successfully drilled to completion in April 2004. Global’s discretionary capital expenditures will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Global losing certain prospect acreage or reducing its interest in future development projects.

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

Effective January 1, 2003, Harken changed its method of accounting for asset retirement obligations in accordance with FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). Prior to the effective date of SFAS 143, Harken reflected asset retirement obligations for acquired assets net of related estimated salvage values to be realized at the time of retirement. Under the new accounting method, Harken now recognizes the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. At March 31, 2004, Harken’s asset retirement obligation liability was approximately $6.4 million.

Harken and its subsidiaries currently are involved in various lawsuits and other contingencies, which in management’s opinion, will not result in a material adverse effect upon Harken’s financial condition or operations taken as a whole.

In addition to the above commitments, during 2004 and afterward, government authorities under Harken’s Louisiana state leases and operators under Harken’s other North American operators may also request Harken to participate in the cost of drilling additional exploratory and development wells. Harken may fund these future domestic expenditures at its discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on many factors outside of Harken’s control, such as the timing of the request, the depth of the wells and the location of the property. Harken’s discretionary capital expenditures for 2004 will be curtailed if Harken does not have sufficient funds available. If Harken does not have sufficient funds or otherwise chooses not to participate, it may experience a delay of future cash flows from proved undeveloped oil and gas reserves. Such expenditure curtailments could also result in Harken losing certain prospect acreage or reducing its interest in future development projects. As of March 31, 2004, Harken had no material purchase obligations.

Off-Balance Sheet Arrangements - Harken does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”). As of March 31, 2004, Harken was not involved in any material unconsolidated SPE transactions.

Adequacy of Capital Sources and Liquidity

Harken believes it has the ability to provide for its operational needs and its 2004 capital program through its projected operating cash flow, partially protected by Harken’s oil and gas hedging instruments, cash on hand, and its ability to raise capital. Harken’s operating cash flow would be adversely affected by declines in oil and natural gas prices, which can be volatile. Should projected operating cash flow decline, Harken may reduce its capital expenditures program and/or consider the issuance of debt, equity and convertible debt instruments, if needed, for utilization for the capital expenditure program.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance of achieving management’s desired controls and procedures objectives.

There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

As part of a continuing effort to improve our business processes we are evaluating our internal controls and may update certain controls to accommodate any modifications to our business processes or accounting procedures.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 17, 2004, Harken held its 2003 annual meeting of stockholders, pursuant to a proxy statement that it had filed with the Securities and Exchange Commission and had furnished to holders of record of the 185,552,460 outstanding shares of its common stock as of January 20, 2004. At the meeting, the following slate of director candidates were elected to serve as the slate of directors of the Company to serve until their respective successors are elected and qualified: Michael M. Ameen, Jr., Mikel D. Faulkner, Dr. J. William Petty, Alan G. Quasha and H.A. Smith.

Harken submitted four other proposals to our stockholders at the annual meeting. Five of the proposals were approved by the stockholders. A sixth proposal was contingent on the results of the stockholder voting was as follows:

The following table summarizes each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter:

1.	Election of Directors
		For		Withheld
	Michael M. Ameen, Jr.	166,914,696		4,534,699
	Mikel D. Faulkner	168,933,738		2,515,657
	Dr. J. William Petty	168,399,880		3,109,515
	Alan G. Quasha	169,343,733		2,105,662
	H. A. Smith	169,120,972		3,328,423

		For	Against	Abstain
2.	Elimination of the Classification of Directors	169,855,637	1,296,760	296,998

		For	Against	Abstain
3.	Elimination of the requirement that the holders of two-thirds of the outstanding shares vote for the removal of any directors	94,596,342	1,486,308	1,698,408

		For	Against	Abstain
4.	Elimination of cumulative voting for directors	93,327,189	2,696,790	1,761,079

		For	Against	Abstain
5.	Increase in the number of authorized shares of common stock to 275,000,000 shares	165,567,647	5,461,366	420,383

(There were no broker non-votes as to any of the above matters.)

PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

6a)	EXHIBIT INDEX

Exhibit

3.1	Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.1 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.2	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.2 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.3	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.3 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.4	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.4 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.5	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.5 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.6	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.6 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.7	Amended and Restated Bylaws of Harken Energy Corporation (filed as Exhibit 3.7 to Harken’s Annual Report on Form 10-K for fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

4.1	Form of certificate representing shares of Harken common stock, par value $.01 per share (filed as Exhibit 1 to Harken’s Registration Statement on Form 8-A, File No. 1-10262, filed with the SEC on June 1, 1989 and incorporated by reference herein).

4.2	Rights Agreement, dated as of April 6, 1998, by and between Harken Energy Corporation and ChaseMellon Shareholder Services L.L.C., as Rights Agent (filed as Exhibit 4 to Harken’s Current Report on Form 8-K dated April 7, 1998, file No. 1-10262, and incorporated by reference herein).

4.3	Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company (successor to Mellon Investor Services LLC, (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated June 18, 2002 (filed as Exhibit 4.11 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

4.4	Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company (successor to Mellon Investor Services LLC, (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated August 27, 2002 (filed as Exhibit 4.12 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

4.5	Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company, successor to Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated August 27, 2002. (Filed as Exhibit 4.1 to Harken’s Current Report on Form 8-K dated April 25, 2003, File No. 1-10262, and incorporated by reference herein).

4.6	Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company, successor to Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated March 11, 2003. (Filed as Exhibit 4.2 to Harken’s Current Report on Form 8-K dated April 25, 2003, File No. 1-10262, and incorporated by reference herein).

4.7	Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company, successor to Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated March 25, 2003, (filed as Exhibit 4.3 to Harken’s Current Report on Form 8-K dated April 25, 2003, File No. 1-10262, and incorporated by reference herein).

4.8	Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company, successor to Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated April 21, 2003, filed as Exhibit 4.4 to Harken’s Current Report on Form 8-K dated April 25, 2003, File No. 1-10262, and incorporated by reference herein).

4.9	Certificate of Designations of Series E Junior Participating Preferred Stock (filed as Exhibit A to Exhibit 4 to Harken’s Current Report on Form 8-K dated April 7, 1998, file No. 1-10262, and incorporated by reference herein).

4.10	Certificate of Increase of Series E Junior Participating Preferred Stock of Harken Energy Corporation (filed as Exhibit 4.6 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

4.11	Certificate of Designations of Series G1 Convertible Preferred Stock (filed as Exhibit 3.7 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

4.12	Certificate of Increase of Series G1 Convertible Preferred Stock of Harken Energy Corporation (filed as Exhibit 3.8 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

4.13	Certificate of Designations of Series G2 Convertible Preferred Stock (filed as Exhibit 4.10 to Harken’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2001, File No. 1-10262, and incorporated by reference herein).

4.14	Certificate of Designations of Series G3 Convertible Preferred Stock (filed as Exhibit 10.52 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 1-10262 and incorporated herein by reference)

4.15	Certificate of Designations of Series G-4 Convertible Preferred Stock (filed as Exhibit 4.15 to Harken From S-3 on May 3, 2004, File No. 333 - 115107)

10.1	Seventh Amendment and Restatement of Harken’s Amended Stock Option Plan (filed as Exhibit 10.1 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-10262, and incorporated by reference herein).

10.2	Amended and Restated Non-Qualified Incentive Stock Option Plan of Harken adopted by Harken’s stockholders on February 18, 1991 (filed as Exhibit 10.2 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-10262, and incorporated by reference herein).

10.3	Form of Advancement Agreement dated September 13, 1990, between Harken and each director of Harken (filed as Exhibit 10.38 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-10262, and incorporated by reference herein).

10.4	Harken Energy Corporation’s 1993 Stock Option and Restricted Stock Plan (filed as Exhibit 4.3 to Harken’s Registration Statement on Form S-8, filed with the SEC on September 23, 1993, and incorporated by reference herein).

10.5	First Amendment to Harken Energy Corporation’s 1993 Stock Option and Restricted Stock Plan (filed as an Exhibit 4.4 to Harken’s Registration Statement on S-8, filed with the SEC on July 22, 1996 and incorporated by reference herein).

10.6	Harken Energy Corporation’s Directors Stock Option Plan (filed as Exhibit 4.3 to Harken’s Registration Statement on Form S-8, and incorporated herein by reference).

10.7	Association Contract (Bolivar) by and between Harken de Colombia, Ltd. and Empresa Colombia de Petroleos (filed as Exhibit 10.4 to Harken’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, and incorporated herein by reference).

10.8	Harken Energy Corporation 1996 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 10.1 to Harken’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, and incorporated herein by reference).

10.9	Amendment No. 1 to Harken Energy Corporation 1996 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.5 to Harken’s Registration Statement on Form S-8, filed with the SEC on August 19, 1997 and incorporated by reference herein).

10.10	Amendment No. 2 to Harken Energy Corporation 1996 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.6 to Harken’s Registration Statement on Form S-8, filed with the SEC on August 19, 1997 and incorporated by reference herein).

10.11	Association Contract (Alcaravan) dated as of December 13, 1992, but effective as of February 13, 1993, by and between Empresa Colombia de Petroleos (filed as Exhibit 10.1 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-10262, and incorporated herein by reference).

10.12	Association Contract (Bocachico) dated as of January 1994, but effective as of April 1994, by and between Harken de Colombia, Ltd. and Empresa Colombia de Petroleos (filed as Exhibit 10.1 to Harken’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994, File No. 1-10262, and incorporated herein by reference

10.13	Trust Indenture dated May 26, 1998, by and between Harken and Marine Midland Bank plc (filed as Exhibit 10.1 to Harken’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, File No. 1-10262, and incorporated herein by reference).

10.14	Harken Energy Corporation 5% Convertible Notes Due 2003 in the principal sum of $6,803,679.26, dated December 30, 1999 (filed as Exhibit 10.21 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.15	Credit Agreement, dated December 6, 2002, by and between Harken Exploration Company, XPLOR Energy, Inc., Harken Energy West Texas, Inc., South Coast Exploration Co., XPLOR Energy SPV-1, Inc., Harken Gulf Exploration Company and Guaranty Bank, FSB (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K dated December 6, 2002, File No. 1-10262, and incorporated by reference herein).

10.16	Guaranty Agreement, dated December 6, 2002, by and between Harken Energy Corporation and Guaranty Bank, FSB (filed as Exhibit 10.2 to Harken’s Current Report on Form 8-K dated December 6, 2002, File No. 1-10262, and incorporated by reference herein).

10.17	Association Contract (Cajaro) dated as of December 2001, but effective as of February 2002, by and between Harken de Colombia, Ltd. and Empresa Colombia de Petroleos (filed as Exhibit 10.14 to Harken’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2001, File No. 1-10262, and incorporated by reference herein).

10.18	Purchase and Sale Agreement dated January 31, 2002 between Republic Resources, Inc. and Harken Energy Corporation (filed as Exhibit 10.15 to Harken’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2001, File No. 1-10262, and incorporated by reference herein).

10.19	Standby Purchase Agreement between Harken Energy Corporation and Lyford Investments Enterprises Ltd. dated September 6, 2002 (filed as Exhibit 99.9 to Harken’s Registration Statement on Form S-3, filed with SEC on September 13, 2002, File No. 333-99579, and incorporated by reference herein).

10.20	Amendment No. 1 to Standby Purchase Agreement of September 6, 2002 between Harken Energy Corporation and Lyford Investments Enterprises Ltd., dated November 22, 2002 (filed as Exhibit 99.10 to Harken’s Amendment No. 1 to Registration Statement on Form S-3, filed with the SEC on December 24, 2002 , File No. 333-99579, and incorporated by reference herein).

10.21	Loan Agreement dated July 15, 2002 between Harken Energy Corporation and Lyford Investments Enterprises Ltd. (filed as Exhibit 10.18 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.22	First Amendment to Loan Agreement between Harken Energy Corporation and Lyford Investments Enterprises Ltd., dated August 29, 2002 (filed as Exhibit 10.2 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.23	Harken Energy Corporation 7% Senior Convertible Notes Due 2007 in the principal sum of $2,025,000, dated June 18, 2002 (filed as Exhibit 10.19 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.24	Harken Energy Corporation 7% Senior Convertible Notes Due 2007 in the principal sum of $2,025,000, dated June 19, 2002 (filed as Exhibit 10.20 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.25	Harken Energy Corporation 7% Senior Convertible Notes Due 2007, Series A, in the principal sum of $2,210,000, dated August 13, 2002 (filed as Exhibit 10.3 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.26	Harken Energy Corporation 7% Senior Convertible Notes Due 2007, Series B, in the principal sum of $1,152,000, dated August 30, 2002 (filed as Exhibit 10.4 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.27	Harken Energy Corporation 7% Senior Convertible Notes Due 2007, Series C, in the principal sum of $2,000,000, dated October 9, 2002 (filed as Exhibit 10.5 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.28	Harken Energy Corporation 7% Senior Convertible Notes Due 2007, Series D, in the principal sum of $2,070,000, dated October 30, 2002 (filed as Exhibit 10.6 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.29	Option Agreement between Harken Energy Corporation, The Liverpool Limited Partnership and Elliot International LP, dated February 13, 2003 (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

10.30	7% Senior Convertible Note due 2006, Series A by Harken Energy Corporation payable to The Liverpool Limited Partnership in the principal amount of $720,000.00, dated February 13, 2003 (filed as Exhibit 10.2 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

10.31	7% Senior Convertible Note due 2006, Series A by Harken Energy Corporation payable to Elliot International LP in the principal amount of $880,000.00, dated February 13, 2003 (filed as Exhibit 10.3 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

10.32	7% Senior Convertible Note due 2007, Series E by Harken Energy Corporation payable to the Bank of New York Depository in the principal amount of $1,420,000.00, dated January 28, 2003 (filed as Exhibit 10.4 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

10.33	7% Senior Convertible Note due 2007, Series G by Harken Energy Corporation payable to Waverley Investments Limited in the principal amount of $3,410,000, dated March 18, 2003 (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K dated March 18, 2003, File No. 1-10262, and incorporated by reference herein).

10.34	Promissory note by Harken Energy Corporation payable to Waverley Investments Limited in the principal amount of $1,705,000, dated March 18, 2003 (filed as Exhibit 10.2 to Harken’s Current Report on Form 8-K dated March 18, 2003, File No. 1-10262, and incorporated by reference herein).

10.35	Option Agreement between Harken Energy Corporation and HBK Master Fund L.P. dated March 18, 2003 (filed as Exhibit 10-35 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-10262, and incorporated herein by reference).

10.36	Executive Service Agreement by and between Harken Energy Corporation and A. Wayne Hennecke (filed as Exhibit 10.7 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.37	Severance Agreement dated June, 2002 by and between Harken Energy Corporation and Anna M. Williams (filed as Exhibit 10.8 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.38	Severance Agreement dated June, 2002 by and between Harken Energy Corporation and Bruce N. Huff (filed as Exhibit 10.9 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.39	Severance Agreement dated June, 2002 by and between Harken Energy Corporation and Jim Denny (filed as Exhibit 10.10 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.40	Severance Agreement dated June, 2002 by and between Harken Energy Corporation and Rich Cottle (filed as Exhibit 10.11 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.41	Severance Agreement dated June, 2002 by and between Harken Energy Corporation and Jorge Delgado, Jr. (filed as Exhibit 10.12 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.42	Agreement regarding Compensation In the Event of a Change In Control dated February 1, 2000, effective as of December 30, 1999 by and between Harken Energy Corporation and Mikel D. Faulkner (filed as Exhibit 10.13 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.43	Amended and Restated Agreement regarding Compensation In the Event of a Change In Control dated April 2, 2001, effective as of December 30, 1999 by and between Harken Energy Corporation and Mikel D. Faulkner (filed as Exhibit 10.14 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.44	Waiver of Change in Control Payment, dated December 10, 2002, by and between Mikel D. Faulkner and Harken Energy Corporation (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K dated December 10, 2002, File No. 1-10262, and incorporated by reference herein).

10.45	Waiver of Change in Control Payment, dated February 10, 2003, by and between Mikel D. Faulkner and Harken Energy Corporation (filed as Exhibit 10.45 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

10.46	Waiver of Change in Control Payment, dated March 5, 2003, by and between Mikel D. Faulkner and Harken Energy Corporation (filed as Exhibit 10-46 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

16.1	Letter from Arthur Andersen LLP pursuant to Item 304(a)(3) of Regulation S-K (field as Exhibit 16.1 in Harken’s current report on Form 8-K, filed on September 5, 2001, File No. 1-10262, and incorporated by reference herein).

* 31.1	Certification 302 of the Chief Executive Officer of Harken Energy Corporation.

* 31.2	Certification 302 of the Chief Financial Officer of Harken Energy Corporation.

* 32.1	Certification 906 of the Chief Executive Officer of Harken Energy Corporation.

* 32.2	Certification 906 of the Chief Financial Officer of Harken Energy Corporation.

*	Filed herewith

(b)	Reports on Form 8-K

On March 26, 2004, Harken filed a Form 8-K announcing its financial results for the year ended December 31, 2003.

On April 29, 2004, Harken filed a Form 8-K announcing it had issued 50,000 shares of a new Series J Convertible Preferred Stock and 2.8 warrants to purchase Harken common stock in exchange for $5.0 million in cash.

HARKEN ENERGY CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harken Energy Corporation (Registrant)

Date: May 13, 2004	By:	/s/ ANNA M. WILLIAMS

Vice President-Finance and Chief Financial Officer