Form 10-Q
period 2004-06-30
HARKEN ENERGY CORP
filed 2004-08-12
CIK 313478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-10262

HARKEN ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2841597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 State Street, Suite 200 Southlake, Texas	76092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (817) 424-2424

Former Name or Former Address, if Changed Since Last Report:

580 Westlake Park Boulevard, Suite 600, Houston, Texas 77079

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock, par value $0.01 per share, outstanding as of August 2, 2004 was 205,763,106.

HARKEN ENERGY CORPORATION

INDEX TO QUARTERLY REPORT

June 30, 2004

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2003	June 30, 2004
	(audited)	(unaudited)
Assets

Current Assets:
Cash and temporary investments	$12,173,000	$22,439,000
Accounts receivable, net	2,307,000	5,237,000
Prepaid expenses and other current assets	1,160,000	889,000
Investment in equity securities	1,209,000	—

Total Current Assets	16,849,000	28,565,000

Property and Equipment, net	62,834,000	63,528,000

Other Assets, net	1,329,000	1,118,000

	$81,012,000	$93,211,000

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade payables	$963,000	$1,939,000
Accrued liabilities and other	5,166,000	2,375,000
Revenues and royalties payable	1,166,000	1,694,000
Convertible notes payable	1,667,000	1,667,000

Total Current Liabilities	8,962,000	7,675,000

Convertible Notes Payable	3,673,000	2,500,000

Senior Secured Notes	2,020,000	—

Accrued Preferred Stock Dividends	3,239,000	195,000

Asset Retirement Obligation	6,305,000	6,422,000

Global Warrant Liability	651,000	13,132,000

Commitments and Contingencies (Note 17)

Minority Interest in Consolidated Subsidiary	3,401,000	3,625,000

Series J Preferred Stock, $1.00 par value; $5,000,000 liquidation value; 65,000 shares authorized; 50,000 shares outstanding	—	4,675,000

Series L Preferred Stock, $1.00 par value; $5,000,000 liquidation value; 65,000 shares authorized; 50,000 shares outstanding	—	3,526,000

Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $29,537,200 liquidation value; 700,000 shares authorized; 325,312 and 295,372 shares outstanding, respectively	325,000	295,000
Series G2 Preferred Stock, $1.00 par value; $2,715,000 liquidation value; 100,000 shares authorized; 61,650 and 27,150 shares outstanding, respectively	62,000	27,000
Series G3 Preferred Stock, $1.00 par value; $0 liquidation value; 150,000 shares authorized; 76,700 and 0 shares outstanding, respectively,	77,000	—
Series G4 Preferred Stock, $1.00 par value; $7,800,000 liquidation value; 150,000 shares authorized; 77,517 shares outstanding	—	78,000
Common stock, $0.01 par value; 325,000,000 shares authorized; 185,405,471 and 206,370,916 shares issued, respectively	1,854,000	2,064,000
Additional paid-in capital	432,027,000	439,283,000
Accumulated deficit	(380,872,000)	(388,953,000)
Accumulated other comprehensive income	740,000	119,000
Treasury stock, at cost, 605,700 shares held	(1,452,000)	(1,452,000)

Total Stockholders’ Equity	52,761,000	51,461,000

	$81,012,000	$93,211,000

The accompanying Notes to Consolidated Condensed Financial Statements

are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenues:
Oil and gas operations	$6,667,000	$7,995,000	$14,045,000	$14,438,000
Interest and other income	(63,000)	163,000	(387,000)	397,000

	6,604,000	8,158,000	13,658,000	14,835,000

Costs and Expenses:
Oil and gas operating expenses	2,537,000	2,178,000	4,564,000	4,055,000
General and administrative expenses, net	2,440,000	2,080,000	4,916,000	3,647,000
Depreciation and amortization	2,157,000	2,948,000	4,197,000	5,583,000
Interest expense and other, net	1,011,000	138,000	3,323,000	350,000
Loss from increase in Global warrant liability	—	12,481,000	—	12,481,000

	8,145,000	19,825,000	17,000,000	26,116,000

Gain from extinguishments of debt	751,000	—	5,282,000	325,000
Gain from sale of equity investment	—	—	—	990,000

Income/(loss) before income taxes	(790,000)	(11,667,000)	1,940,000	(9,966,000)
Income tax (expense)/benefit	451,000	(231,000)	351,000	(323,000)

Income/(loss) before cumulative effect of change in accounting principle and minority interest	(339,000)	(11,898,000)	2,291,000	(10,289,000)
Minority interest of subsidiary	(61,000)	(127,000)	(30,000)	(225,000)

Income/(loss) before cumulative effect of change in accounting principle	$(400,000)	$(12,025,000)	$2,261,000	$(10,514,000)
Cumulative effect of change in accounting principle	—	—	(813,000)	—

Net income/(loss)	$(400,000)	$(12,025,000)	$1,448,000	$(10,514,000)

Accrual of dividends related to preferred stock	(1,010,000)	(877,000)	(1,996,000)	(1,643,000)
Exchange of preferred stock	—	337,000	—	337,000
Payment of preferred stock dividends	—	1,074,000	7,044,000	3,738,000

Net income/loss attributed to common stock	$(1,410,000)	$(11,491,000)	$6,496,000	$(8,082,000)

Basic income per common share:
Net income/loss per common share before cumulative effect of change in accounting principle	$(0.01)	$(0.06)	$0.10	$(0.04)
Cumulative effect of change in accounting principle	—	—	(0.01)	—

Net income/loss per common share	$(0.01)	$(0.06)	$0.09	$(0.04)

Weighted average common shares outstanding	108,460,068	201,391,524	72,810,323	194,714,427

Diluted income per common share:
Net income/loss per common share before cumulative effect of change in accounting principle	$(0.01)	$(0.06)	$0.03	$(0.04)
Cumulative effect of change in accounting principle	—	—	(0.01)	—

Net income/loss per common share	$(0.01)	$(0.06)	$0.02	$(0.04)

Weighted average common shares outstanding	108,460,068	201,391,524	72,905,996	194,714,427

The accompanying Notes to Consolidated Condensed Financial Statements

are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	G1 Preferred Stock	G2 Preferred Stock	G3 Preferred Stock	G4 Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2003	$325,000	$62,000	$77,000	$—	$1,854,000	$432,027,000	$(1,452,000)	$(380,872,000)	$740,000	$52,761,000
Conversion of convertible notes	—	—	—	—	7,000	311,000	—	—	—	$318,000
Issuance of common stock and warrants	—	—	—	—	36,000	3,193,000	—	—	—	$3,229,000
Conversion of preferred stock	(29,000)	(12,000)	(77,000)	—	162,000	47,000	—	—	—	$91,000
Issuance of preferred stock dividends	—	—	—	—	5,000	460,000	—	3,885,000	—	$4,350,000
Accrual of preferred stock dividends	—	—	—	—	—	—	—	(1,643,000)	—	$(1,643,000)
Issuance of Common Stock Warrants and Unit Purchase Warrants	—	—	—	—	—	1,365,000	—	(146,000)	—	$1,219,000
Issuance and exchange of Preferred Stock	(1,000)	(23,000)	—	78,000	—	1,880,000	—	337,000	—	$2,271,000
Comprehensive income:
Realized holding gain on sale of equity investment	—	—	—	—	—	—	—	—	(606,000)
Reclass of derivative fair value into earnings	—	—	—	—	—	—	—	—	(15,000)
Net loss	—	—	—	—	—	—	—	(10,514,000)	—
Total comprehensive loss										(11,135,000)

Balance, June 30, 2004	$295,000	$27,000	$—	$78,000	$2,064,000	$439,283,000	$(1,452,000)	$(388,953,000)	$119,000	$51,461,000

The accompanying Notes to Consolidated Condensed Financial Statements are

an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2004
Cash flows from operating activities:
Net income (loss)	$1,448,000	$(10,514,000)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,197,000	5,583,000
Accretion of asset retirement obligation	236,000	207,000
Amortization of issuance costs	1,089,000	75,000
Minority interest	30,000	225,000
Cumulative effect of change in accounting principle	813,000	—
Loss on investment	488,000	—
Gain on extinguishments of notes	(5,282,000)	(325,000)
Gain on sale of available for sale equity investment	—	(990,000)
Loss from increase in Global warrant liability	—	12,481,000
Other	(8,000)	(183,000)
Change in assets and liabilities:
Increase in accounts receivable	(1,432,000)	(2,930,000)
Decrease in trade payables and other	(705,000)	(741,000)

Net cash provided by operating activities	874,000	2,888,000

Cash flows from investing activities:
Proceeds from sales of assets and equity investment	887,000	1,376,000
Capital expenditures	(4,704,000)	(6,205,000)

Net cash used in investing activities	(3,817,000)	(4,829,000)

Cash flows from financing activities:
Repayments of debt and convertible notes	(11,101,000)	(2,503,000)
Proceeds from issuances of common stock, net	4,426,000	3,229,000
Proceeds from issuances of preferred stock, net	5,847,000	11,643,000
Proceeds from issuances of European Notes, net	3,278,000	—
Payment of preferred stock dividends	—	(162,000)
Purchase of preferred stock	(53,000)	—

Net cash provided by financing activities	2,397,000	12,207,000

Net increase (decrease) in cash and temporary investments	(546,000)	10,266,000
Cash and temporary investments at beginning of period	6,377,000	12,173,000

Cash and temporary investments at end of period	$5,831,000	$22,439,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$282,000	$106,000
Income taxes	167,000	$124,000

The accompanying Notes to Consolidated Condensed Financial Statements

are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2003 and 2004

(Unaudited)

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Harken Energy Corporation (“Harken”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations, although Harken believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Harken, these financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 2003 and June 30, 2004 and the results of its operations and changes in its cash flows for all periods presented as of June 30, 2003 and 2004. See Note 11 - Stockholders’ Equity for discussion of reporting for the payment of the preferred stock dividends. All other adjustments represent normal recurring items. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Harken’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior year amounts have been reclassified to conform with the 2004 presentation.

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

The results of operations for the three month and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Comprehensive Income (Loss) – Comprehensive income (loss) includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Harken’s total comprehensive income (loss) is as follows:

	Six Months Ended June 30,
	2003	2004
	(in thousands)
Net income (loss)	$1,448	$(10,514)
Reclassification of derivative into earnings	—	(15)
Realized gain on sale of available for sale equity investment	—	(606)

Total comprehensive income (loss)	$1,448	$(11,135)

Recently Issued Accounting Pronouncements - In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within its scope as a liability (or asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective and adopted by Harken on July 1, 2003. As Harken’s Series G1, Series G2, Series G4, Series J and Series L Preferred stock do not qualify as liabilities under SFAS No. 150, the adoption of this statement did not have an impact on Harken’s financial condition or results of operations.

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

(2) ACQUISITIONS AND DISPOSITIONS

Sale of Certain Panhandle Oil and Gas Properties – In the fourth quarter of 2003, Harken sold the majority of its oil and gas properties located in the Panhandle region of Texas for a gross sales price of approximately $7.0 million, subject to certain adjustments. No gain or loss was recognized on this transaction as the entire amount of the proceeds (including any subsequent purchase price adjustments), was recorded as a reduction to the domestic full cost pool. In the first quarter of 2004, Harken paid approximately $229,000, and subsequent to June 30, 2004, Harken received approximately $136,000 in purchase price adjustments related to the sale of certain Panhandle oil and gas properties.

(3) INVESTMENTS

On December 16, 2002, Harken exchanged 2,000,000 of its shares of common stock of Global Energy Development PLC (“Global”), for 1,232,742 of the redeemable ordinary common shares of New Opportunities Investment Trust PLC (“NOIT”), an investment trust organized under the laws of the United Kingdom (a public limited company admitted for trading on the Alternative Investment Market of the London Stock Exchange). This transaction reduced Harken’s ownership in Global from 92.77% to 85.62%. Harken’s interest in Global may be further reduced in certain circumstances, see Note 7 – Global Warrants and Stock Options for further discussion. Harken accounted for the 1,232,742 ordinary shares of NOIT as an investment in available for sale securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investment in Debt and Equity Transactions,” and reflected the fair value of the investment as an asset included as Investment in Equity Securities at December 31, 2003.

At December 31, 2003, the fair market value of the investment in NOIT had increased to approximately $1.2 million, based on the underlying market price of NOIT common stock. The unrealized holding gain of $606,000 was included as a separate component of Other Comprehensive Income in stockholders equity in the Consolidated Condensed Balance Sheet at December 31, 2003. In March 2004, Harken sold all 1,232,742 ordinary shares of NOIT on the Alternative Investment Market of the London Stock Exchange for cash proceeds of approximately $1.6 million and recorded a realized gain on sale of equity investment of approximately $1.0 million in the Consolidated Condensed Statement of Operations for the six months ended June 30, 2004.

(4) PROPERTY AND EQUIPMENT

A summary of property and equipment follows:

	December 31, 2003	June 30, 2004
Unevaluated oil and gas properties:

Unevaluated Peru properties	$701,000	$705,000
Unevaluated Panama properties	488,000	489,000
Unevaluated domestic properties	1,923,000	772,000

Evaluated oil and gas properties:

Evaluated Colombian properties	188,219,000	190,686,000
Evaluated domestic properties	153,866,000	158,642,000
Facilities and other property	25,913,000	26,088,000
Less accumulated depreciation and Amortization	(308,276,000)	(313,854,000)

	$62,834,000	$63,528,000

(5) ASSET RETIREMENT OBLIGATION

Effective January 1, 2003, Harken changed its method of accounting for asset retirement obligations in accordance with FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). Prior to the effective date of SFAS 143, Harken reflected asset retirement obligations for acquired assets net of related estimated salvage values to be realized at the time of retirement. Under the new accounting method, Harken recognizes the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The net of tax cumulative effect of the change in accounting method on prior years resulted in a charge to income of $813,000 (($0.01) per share) in the first quarter of 2003.

A summary of Harken’s assets with required asset retirement obligations as of June 30, 2004 is as follows:

Asset Category	Asset Retirement Liability	Estimated Life
North American oil and gas producing properties	$3,508,000	2-55 years
North American facilities and other property	2,347,000	12-29 years
Colombian oil producing properties	567,000	4-23 years
Colombian facilities and other property	—	—

	$6,422,000

Harken reflects no asset retirement obligation for Global’s Colombian facilities as upon the expiration of the related Association Contract, the ownership of such facilities reverts to Empresa Colombiana de Petroleos (“Ecopetrol”).

The following table describes all changes to Harken’s asset retirement obligation liability during the six months ended June 30, 2004.

Asset retirement obligation at December 31, 2003	$6,305,000
Additions during the six months ended June 30, 2004	20,000
Change in estimates	(45,000)
Deletions during the six months ended June 30, 2004	(65,000)
Accretion expense	207,000

Asset retirement obligation at June 30, 2004	$6,422,000

Accretion expense related to SFAS 143 is included in Interest and Other Expense in the Consolidated Condensed Statement of Operations. Accretion expense was $105,000 and $207,000 for the three months and six months ended June 30, 2004 in the Consolidated Condensed Statement of Operations.

(6) MIDDLE AMERICAN OPERATIONS

Harken’s Middle American operations are conducted through its ownership in Global. Global’s ordinary shares are listed for trading on the Alternative Investment Market of the London Stock Exchange. At June 30, 2004, Harken owns 85.62% of Global’s common shares, which may be subject to reduction under certain circumstances, as further described in Note 7 – Global Warrants and Stock Options.

Colombian Operations – Global’s Colombian operations are conducted through Harken de Colombia, Ltd., a wholly owned subsidiary of Global, which held three exclusive Colombian Association Contracts with Ecopetrol as of June 30, 2004. Terms of each of the Association Contracts originally committed Global to perform certain activities, such as seismic activities and/or the drilling of wells, in accordance with a prescribed timetable. Global has satisfied these requirements of each of the Association Contracts.

Peru Operations – In April 2001, Global, through a wholly owned subsidiary, signed a Technical Evaluation Agreement (“Peru TEA”) with Perupetro, the national oil company of Peru. The Peru TEA covered an area of approximately 6.8 million gross acres in northeastern Peru. Under the terms of the Peru TEA, Global had the option to convert the Peru TEA to a Production Sharing Contract with a seven year exploration term and a twenty-two year production period. Terms of the Peru TEA allowed Global to conduct a study of the area that included the reprocessing of seismic data and evaluation of previous well data. In April 2003, Global received an extension from Perupetro of the Peru TEA to July 2003. In June of 2003 Global submitted a final report and completed all obligations required under the TEA. Prior to the expiration of the Peru TEA in July 2003, Global exercised its option under the Peru TEA and entered into negotiations with Perupetro for a Production Sharing Contract. All work requirements under the Peru TEA were satisfied prior to its expiration. As of August 12, 2004, the negotiations with Perupetro for a Production Sharing Contract are still in progress and are expected to be completed during late 2004.

Panama Operations – In September 2001, Global, through a wholly owned subsidiary, signed a Technical Evaluation Agreement (“Panama TEA”) with the Ministry of Commerce and Industry for the Republic of Panama. The Panama TEA covered an area approximately 1.4 million gross acres divided into three blocks in and offshore Panama. Under the terms of this Panama TEA, Global performed certain work program procedures and studies and submitted them to the Panamanian government. The Panama TEA provided Global with an option to negotiate and enter into one or more Contracts for the Exploration and Exploitation of Hydrocarbons with the Ministry of Commerce and Industry. Global completed all of its obligations under the Panama TEA and exercised its option to negotiate an Exploration and Exploitation Contract. As of August 12, 2004, the negotiations with the Panamanian government are still in progress and are expected to be completed in early 2005.

(7) GLOBAL WARRANTS AND STOCK OPTIONS

Global Warrants held by Lyford - In July and August 2002, Harken issued a 10% Term Loan Payable (the “Investor Term Loan”) in the total principal amount of $5,000,000 to Lyford Investments Enterprises Ltd. (“Lyford”), in exchange for cash in the principal amount of the Investor Term Loan. The principal of Lyford is Phyllis Quasha, whose son, Alan G. Quasha, is a member of Harken’s board of directors and the Chairman of Harken. Harken’s indebtedness to Lyford under the Investor Term Loan was repaid in full in March 2003.

As additional consideration for the Investor Term Loan, as amended, Harken issued to Lyford warrants (the “Lyford Warrants”) to purchase up to 7,000,000 shares held by Harken of Global at a price of 50 UK pence per share. The warrants will expire on October 13, 2005, 90 days after the originally scheduled maturity date of the Investor Term Loan. These warrants constitute approximately 29% of Harken’s holdings of Global shares.

Global Warrants held by Global’s Minority Interest Owners - In August, 2002, Global issued to its minority shareholders warrants to purchase up to 505,407 shares of Global stock at UK 60 pence per share.

Harken is required to account for the Global Warrants held by Global’s Minority Owners and the Lyford Warrants (collectively referred to as “Global Warrants held by Outside Parties”) as derivatives in accordance with the Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 133 requires Harken to record the estimated fair value of the warrants as a liability at issuance and to adjust the liability to estimated fair value each period with any changes in value reflected in earnings.

Historically, Global’s stock has been thinly traded and changes in value of the shares has been insignificant. However, following Global’s announcement of year-end results and the successful drilling results of the Estero #4 well in the second quarter of 2004, there was a 190% increase in Global’s common share price from approximately 50 UK pence at December 31, 2003 and March 31, 2004 to 145 UK pence at June 30, 2004. As a result of this increase in share price, the fair value of the Global Warrants held by Outside Parties increased $12,431,000 during the second quarter of 2004 to $13,132,000 at June 30, 2004. The fair value of the warrants is calculated by a third party firm based on the underlying market price of the Global common stock. Accordingly, Harken recorded a loss related to the change in fair value of the Global warrants of $12,431,000 during the three month period ended June 30, 2004.

Global Warrants held by Harken - In August 2002, Global issued to Harken warrants to purchase 6,487,481 of Global shares at UK 60 pence per share. Since Global is a consolidated subsidiary, this warrant issuance is not reflected in the consolidated condensed financial statements. The estimated fair market value of these warrants at June 30, 2004 was approximately $10.3 million, as calculated by a third-party firm.

Global Stock Options - In addition to the warrants described above, certain employees and directors of Global hold options to purchase 3,390,000 of Global at 50 pence per share.

If all Global warrants and stock options were exercised, Harken’s ownership in Global would decrease from 85.62% to 61.11%.

(8) SENIOR SECURED NOTES

In May 2003, Harken issued $2,020,000 principal amount of Increasing Rate Senior Secured Notes Due 2008 (“Senior Secured Notes”) in exchange for $2,020,000 principal amount of 5% European Notes. Prior to maturity, the principal balance in its entirety, plus accrued and unpaid interest, of the Senior Secured Notes could be prepaid, upon not less than 30 days’ notice to the noteholders, at a discount with a combination of cash and freely tradable shares of Harken common stock, as defined in the Senior Secured Note agreement. In December 2003, Harken exercised its rights, under the terms of the notes, to prepay the principal balance in its entirety, plus accrued and unpaid interest, at the stated discount with cash. Harken provided the required notice to the noteholders in December 2003. Subsequently, in accordance with the terms of the notes, in January 2004, Harken repaid the principal amount of the Senior Secured Notes, at a discount equal to approximately 18%, plus accrued and unpaid interest, with cash and recorded a gain on extinguishment of the notes of approximately $325,000 in January 2004 in the Consolidated Condensed Statement of Operations. Harken’s indebtness under the Senior Secured Notes was repaid in full in January 2004.

(9) CONVERTIBLE NOTES PAYABLE

A summary of convertible notes payable is as follows:

	December 31, 2003	June 30, 2004
7% European Notes	$340,000	$—
4.25% Convertible Notes	5,000,000	4,167,000

	5,340,000	4,167,000
Less: Current portion	1,667,000	1,667,000

	$3,673,000	$2,500,000

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

4.25% Convertible Notes— In December 2003, Harken issued to qualified investors a total of $5 million principal amount of its 4.25% Convertible Notes due 2006 (the “4.25% Convertible Notes”), which mature on December 14, 2006, in exchange for $5 million cash. Both principal and accrued interest on the 4.25% Convertible Notes are payable semi-annually in six equal installments of each year in cash beginning June 2004. The 4.25% Convertible Notes are unsecured and rank equal to all other present and future unsecured indebtedness of Harken. The first principal installment payment along with accrued interest was paid in cash as of June 30, 2004. At December 31, 2003 and June 30, 2004, respectively, based on the scheduled principal installments, approximately $1.7 million of the 4.25% Convertible Notes are classified as current debt in the Consolidated Condensed Balance Sheet.

Pursuant to the terms of the 4.25% Convertible Notes, Harken is required to maintain unencumbered assets such that the ratio of (a) the fair market value of the unencumbered assets to (b) the outstanding principal amount of the 4.25% Convertible Notes, is equal to or greater than 1.5 to 1.0. At June 30, 2004, Harken was in compliance with the asset coverage ratio under the 4.25% Convertible Notes.

(10) REDEEMABLE PREFERRED STOCKS

Issuance of Series J Convertible Preferred Stock and Warrants –

In March 2004, Harken’s Board of Directors approved the authorization and issuance of up to 65,000 shares of a new series of convertible preferred stock, the Series J Preferred. In April 2004, in exchange for $5.0 million in cash, Harken issued

•	50,000 shares of Series J Preferred Stock,

•	2,873,563 warrants to purchase Harken common stock; and

•	10,000 unit purchase warrants

The Series J Preferred has a liquidation value of $100 per share, is non-voting and is convertible at the holders’ option into common stock at an original conversion price of $0.87 per share, subject to adjustments in certain circumstances. The Series J Preferred is also convertible by Harken, into freely tradable shares of Harken common stock at the conversion price, if for any period of twenty consecutive calendar days the average closing price of Harken common stock has equaled or exceeded 150% of the conversion price.

Dividends - The holders of the Series J Preferred are entitled to receive dividends at an annual rate equal to 5% per share. All dividends on the Series J Preferred stock are payable quarterly in arrears, beginning on September 30, 2004 in cash or, at Harken’s option, in shares of Harken common stock. The Series J Preferred dividend and liquidation rights rank junior to all claims of creditors, including holders of outstanding debt securities, but senior to the holders of Harken common stock and pari passu to the holders of any other series of Harken preferred stock, unless otherwise provided.

Warrants - The common stock warrants issued in connection with the Series J Preferred have a term of one year and an original exercise price of $0.98. Upon the effective registration of the underlying shares, Harken may call the warrants if the closing price of Harken’s common stock over five consecutive days closes at or above 150% of the exercise price.

Unit Purchase Warrants - The unit purchase warrants issued in connection with the Series J Preferred have an exercise price of $100 per unit. Each unit consists of one share of Series J Preferred and one warrant to purchase that number of shares of common stock that equals 50% of the number of shares of Harken common stock into which one share of the Series J Preferred that is purchased, by exercise of the unit purchase warrant, may be converted. The warrants provide for an initial exercise price of $0.98 per share.

Additional Dividend Feature – If an additional dividend event occurs while the Series J Preferred is outstanding, the holders will have the right to an annual additional dividend calculated at a rate of 6.0% per annum of the issue price of any outstanding Series J Preferred, payable in cash, until such additional dividend event has been remedied. Additional dividend events include the failure of Harken common stock to be listed for trading on any principal market, Harken’s failure to declare or pay in full any dividend payable on the shares of Series J Preferred on the applicable dividend payment date, as well as other additional dividend events that are defined in the terms of the Series J Preferred.

Optional Redemption Event - If an optional redemption event occurs while the Series J Preferred is outstanding, each holder will have the right to require Harken to repurchase all or any portion of such holder’s Series J Preferred at the greater of (x) 115% of the stated value of the Series J Preferred, or (y) the market value of Harken common stock as if the Series J Preferred were converted at the then prevailing conversion price at the time of redemption. An optional redemption event includes the failure to declare and pay dividends on the Series J Preferred, voluntary liquidation, a fundamental change in the ownership of Harken, failure of Harken to generally pay its debts as they become due, as well as other events defined in the terms of the Series J Preferred.

Accounting for the Series J Preferred Stock and Warrants – In accordance with APB Opinion No.14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”), the net proceeds received of $5 million, less fees, must be allocated between the Series J Preferred, the common stock warrants and the unit purchase warrants based on the relative fair value of each instrument. The valuation of the Series J Preferred is supported by a third-party appraisal and is based on, among other things, an analysis of comparable publicly traded convertible preferred stock issuances, the rights and privileges associated with the Series J Preferred, and the combined (i) conversion value and (ii) excess dividend value of the Series J Preferred. In accordance with EITF Topic D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”), the Optional Redemption Event for the Series J Preferred contains certain provisions whereby redemption is deemed to be out of Harken’s control. Therefore the fair value of the Series J Preferred of approximately $4.7 million, is classified as temporary equity.

In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), the common stock warrants were initially measured at fair value of $287,000 by an independent third party and classified as permanent equity in the Consolidated Condensed Balance Sheet at June 30, 2004. The fair value allocated to the unit purchase warrants, approximately $38,000, is also classified as permanent equity in the Consolidated Condensed Balance Sheet at June 30, 2004.

After allocating the net proceeds between the Series J Preferred, the common stock warrants, and the unit purchase warrants, Harken determined no beneficial conversion feature existed.

Adjustment of Series J Conversion Price and Warrant Exercise Price – In May 2004, as a result of Harken’s issuance of its Series L Convertible Preferred Stock (the “Series L Preferred”), the conversion price of the Series J Preferred was adjusted from $0.87 to $0.85. In accordance with EITF Issue 00-27, Issue 7, the number of the additional shares issuable upon conversion of the Series J Preferred multiplied by Harken’s stock price on the date of the original transaction is recorded as a Dividend Related to Preferred Stock of approximately $135,000 which is presented as a decrease to Net Income Attributed to Common Stock in the Consolidated Condensed Statement of Operations for the six months ended June 30, 2004. In addition, the original exercise price of the common stock warrants issued with the Series J Preferred was adjusted from $0.98 to $0.95. In conjunction with SFAS 123 “Accounting for Stock Based Compensation” (“SFAS 123”), the incremental increase in the fair value of the warrant of approximately $11,000 was recorded as a dividend related to preferred stock which is presented as a decrease to Net Income Attributed to Common Stock in the Consolidated Condensed Statement of Operations for the six months ended June 30, 2004. If Harken continues to issue shares of its common stock or any common stock equivalent at a price per share less than the conversion price of the Series J Preferred, the conversion price of the Series J Preferred is subject to continued adjustment.

Issuance of Series L Convertible Preferred Stock and Warrants –

In March 2004, Harken’s Board of Directors approved the authorization and issuance of up to 65,000 shares of a new series of convertible preferred stock, the Series L Preferred. In May 2004, Harken issued 50,000 shares of Series L Preferred stock and 3,676,471 warrants to purchase shares of Harken common stock in exchange for $5 million in cash. Shares of the Series L Preferred have a liquidation value of $100 per share, are non-voting and are convertible at the holders’ option into Harken common stock at a conversion price of $0.72 per share, subject to adjustments in certain circumstances. If for any period of thirty consecutive days the average closing price of Harken common stock trades above $0.90 per share, up to 25,000 shares of the Series L Preferred are convertible by Harken, into freely tradable shares of Harken common stock at $0.72 per share. If the average daily volume weighted average price of Harken common stock during a period of thirty trading days equals or exceeds $1.08, Harken may convert all the Series L Preferred stock into freely tradable shares of Harken common stock at $0.72 per share.

Dividends - The holders of the Series L Preferred are entitled to receive dividends at an increasing rate starting at 4% per share. On the third anniversary from the date of issuance (May 28, 2007), the dividend rate increases to 8% per share with 1% annual increases thereafter to a maximum of 12% annually. All dividends on the Series L Preferred are payable semi-annually on June 30 and December 30, beginning on June 30, 2004. Dividends may be paid in cash or, at Harken’s option, in freely tradable shares of Harken common stock, until May 28, 2007 and in cash thereafter. The dividend rate may escalate to 12% under certain events of default, including failure to declare and pay dividends.

The dividend and liquidation rights of the Series L Preferred shall rank junior to all claims of creditors, including holders of outstanding debt securities, but senior to holders of Harken common stock and pari passu to any other series of Harken preferred stock, unless otherwise provided.

Warrants – The common stock warrants issued in connection with the Series L Preferred are exercisable for two years from issuance and have an exercise price of $0.68.

Redemption Feature – Harken may redeem the Series L Preferred stock for cash, in whole or in part, anytime after May 28, 2007, for liquidation value of $100 per share. The Series L preferred stock is redeemable at the option of the holder, only in the event of default. An event of default includes a change of control, either planned or pending, or other event of default, including failure to declare and pay dividends, that remains uncured for a period of 20 days after notification by the holders. If redemption is required as a result of an event of default, the Series L Preferred stock is redeemable at the holder’s option, in cash at $120 per share.

Accounting for the Series L Preferred Stock and Warrants – In accordance with APB 14, the net proceeds received of $5 million, less fees, must be allocated between the Series L Preferred and the common stock warrants based on the relative fair value of each instrument. Based on an internal valuation of the Series L Preferred Stock, using the market value of the underlying common stock, a discounted value associated with an assumed dividend yield, along with a valuation by an independent third party of the common stock warrants issued in conjunction with the Series L Preferred, Harken assigned relative fair values to the Series L Preferred and the warrants based on the total consideration received of $5 million in cash. In accordance with EITF D-98, events of default for the Series L Preferred contain certain provisions whereby redemption is deemed to be out of Harken’s control. Therefore the fair value of the Series L Preferred of approximately $4.0 million was classified as temporary equity. In accordance with EITF 00-19, the fair value allocated to the common stock warrants of approximately $978,000 is classified as permanent equity in the Consolidated Condensed Balance Sheet at June 30, 2004.

The proceeds allocated to the Series L Preferred represented a discount to the market value of the underlying common stock. The discount of approximately $421,000 was treated as a beneficial conversion feature and was recorded as a reduction of the value of the Series L Preferred as of June 30, 2004 and will be recognized as a dividend related to preferred stock and presented as a decrease to Net Income Attributed to Common Stock in the third quarter of 2004.

(11) STOCKHOLDERS’ EQUITY

Common Stock — At each of its stockholders meetings held in February and May 2004, Harken received stockholder approval to increase Harken’s authorized shares of common stock by 50 million shares at each meeting, increasing total authorized shares from 225 million shares at December 31, 2003 to 325 million shares of common stock as of June 30, 2004. At December 31, 2003 and June 30, 2004, 185,405,471 and 206,370,916 shares of Harken common stock, respectively, were issued.

Treasury Stock — At December 31, 2003 and June 30, 2004, Harken had 605,700 shares of treasury stock. During 2003 and the six months ended June 30, 2004, Harken did not purchase any shares of its common stock.

Series G1 Convertible Preferred Stock — The Series G1 Convertible Preferred Stock (the “Series G1 Preferred”), which was issued in October 2000, has a liquidation value of $100 per share, is non-voting, and is convertible at the holder’s option into Harken common stock at a conversion price of $12.50 per share, subject to adjustment in certain circumstances.

The Series G1 Preferred holders are entitled to receive dividends at an annual rate equal to $8 per share when, as and if declared by Harken’s Board of Directors. All dividends on the Series G1 Preferred are cumulative and payable semi-annually in arrears, payable on June 30 and December 30. At Harken’s option, dividends may also be payable in Harken common stock valued at $12.50 per share. The dividend and liquidation rights of the Series G1 Preferred rank junior to all claims of creditors, including holders of outstanding debt securities, but senior to Harken common stockholders and to any subsequent series of Harken preferred stock, unless otherwise provided, except for Harken’s Series G2 Convertible Preferred Stock (the “Series G2 Preferred”), Series G4 Convertible Preferred Stock (the “Series G4 Preferred”), the Series J Preferred and the Series L Preferred, which rank equal to the Series G1 Preferred.

As of December 31, 2003, Harken had accrued approximately $2.6 million of dividends in arrears related to the Series G1 Preferred or approximately $8.00 per share of such preferred stock outstanding. During 2003, Harken’s Board of Directors declared that a dividend be paid on all accrued and unpaid dividends as of December 31, 2003 payable to holders of the Series G1 Preferred and the Series G2 Preferred. The dividend was paid with shares of Harken common stock. As of the record date for those dividends, December 30, 2003, there were 325,312 shares of the Series G1 Preferred outstanding. During January and February 2004, a total of approximately 208,000 shares of Harken common stock were issued to holders of the Series G1 Preferred.

During April 2004, Harken’s Board of Directors declared that a dividend be paid on all accrued and unpaid dividends as of
June 30, 2004 payable to holders of Harken’s Series G1 and Series G2 Preferred. The dividend was paid with shares of common stock. As of the record date for such dividends, May 3, 2004, there were 295,372 shares of the Series G1 Preferred outstanding. In June 2004, Harken had accrued approximately $1.2 million of dividends in arrears related to the Series G1 Preferred, or approximately $4.00 per share of such preferred stock outstanding. In June 2004, a total of approximately 94,500 shares of Harken common stock were paid to holders of the Series G1 Preferred.

During the six months ended June 30, 2004, holders of 28,940 shares of the Series G1 Preferred elected to exercise their conversion option, and such holders were issued 231,651 shares of Harken common stock.

Series G2 Convertible Preferred Stock — In July 2001, Harken issued 95,800 shares of a new series of convertible preferred stock, the Series G2 Preferred, in exchange for 5% European Notes in the face amount of $9,580,000. Harken’s Board of Directors approved the authorization and issuance of up to 100,000 shares of the Series G2 Preferred, which has a liquidation value of $100 per share, is non-voting, and is convertible at the holder’s option into Harken common stock at a conversion price of $3.00 per share, subject to adjustment in certain circumstances. The Series G2 Preferred is also convertible by Harken into shares of Harken common stock if for any period of twenty consecutive calendar days, the average of the closing prices of Harken common stock during such period shall have equaled or exceeded $3.75 per share.

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

At December 31, 2003, Harken had accrued approximately $493,000 of dividends in arrears related to the Series G2 Preferred or approximately $8.00 per share of such preferred stock outstanding. During 2003, Harken’s Board of Directors declared that a dividend be paid for all accrued and unpaid dividends payable as of December 31, 2003 to holders of the Series G1 Preferred and the Series G2 Preferred, such dividend to be paid with shares of Harken common stock. As of the record date for such dividends, December 30, 2003, there were 61,650 shares of the Series G2 Preferred outstanding. During January and February 2004, a total of approximately 164,000 shares of Harken common stock were issued to holders of the Series G2 Preferred.

During April 2004, Harken’s Board of Directors declared that a dividend be paid as of June 30, 2004 to holders of the Series G1 Preferred and the Series G2 Preferred, such dividend to be paid with shares of common stock. As of the record date for such dividends, May 3, 2004, there were 27,150 shares of the Series G2 Preferred outstanding. In June 2004, Harken had accrued approximately $108,600 of dividends in arrears related to the Series G2 Preferred or approximately $4.00 per share of such preferred stock outstanding. In June 2004, a total of approximately 36,200 shares of Harken common stock were paid to holders of the Series G2 Preferred.

During the six months ended June 30, 2004, holders of 11,500 shares of the Series G2 Preferred elected to exercise their conversion option, and such holders were issued 386,141 shares of Harken common stock.

Accounting for Payment of Series G1 and Series G2 Preferred Stock Dividends – Harken accounts for the payment of the Series G1 Preferred and the Series G2 Preferred stock dividends with shares of Harken common stock as a liability extinguishment in accordance with APB 26. Net Income Attributable to Common

Stock, as previously reported in Harken’s Form 10-Q for the three and six months ended June 30, 2003, has been changed since Harken determined it is necessary to account for the January 2003 payment of dividends on the Series G1 Preferred and the Series G2 Preferred with shares of Harken common stock to reflect, in accordance with APB 26, the difference between the carrying value of the preferred stock dividend liability of approximately $7.4 million and the fair market value of the shares of Harken common stock of approximately $227,000 issued by Harken in payment of the liability. The difference was recognized as a Payment of Preferred Stock Dividends of approximately $7.0 million in the Consolidated Condensed Statement of Operations for the period ended March 31, 2003 as an increase, net of income taxes paid on behalf of the preferred shareholders, to Net Income Attributed to Common Stock. Harken had previously accounted for the payment of dividends of the Series G1 Preferred and the Series G2 Preferred with shares of Harken common stock as a conversion transaction, pursuant to the terms of the respective preferred stock agreement, with the difference between the carrying amount of the preferred stock dividend liability and the par value of the common stock issued recorded to Additional Paid-in Capital. This accounting treatment had no effect on Harken’s revenues, net income, net working capital, or cash flow for the periods in question. Basic earnings per share increased from a loss per share of $(0.01) to earnings per share of $0.09, and diluted earnings per share increased from a loss per share of $(0.01) to earnings per share of $0.02 for the six months ended June 30, 2003 as a result of the increase to Income Attributable to Common Stock. Additionally, none of Harken’s debt compliance covenants were affected by this accounting treatment.

In January and February 2004, Harken paid the dividend on the Series G1 Preferred and the Series G2 Preferred accrued at December 31, 2003 with approximately 372,000 shares of Harken common stock. Accordingly, the difference between the carrying value of the preferred stock dividend liability at December 31, 2003, approximately $3.1 million, and the fair market value of the shares of Harken common stock issued by Harken in payment of the liability in January and February 2004, approximately $425,000, was recognized as a Payment of Preferred Stock Dividends in the Consolidated Condensed Statement of Operations for the six months ended June 30, 2004 as a $2.7 million increase to Net Income Attributed to Common Stock.

In June 2004, Harken paid the dividends on the Series G1 Preferred and the Series G2 Preferred accrued at June 30, 2004 with approximately 130,700 shares of Harken common stock. The difference between the carrying value of the preferred stock dividend liability at June 30, 2004, approximately $1.3 million and the fair market value of the shares of Harken common stock issued by Harken in payment of the liability in June 2004, approximately $69,000, was recognized as a Payment of Preferred Stock Dividends in the Consolidated Condensed Statement of Operations as of June 30, 2004 as a $1.2 million increase to Net Income Attributed to Common Stock.

Series G3 Convertible Preferred Stock — During the six months ended June 30, 2004, holders of the remaining 77,000 shares of Harken’s Series G3 Preferred stock elected to exercise their conversion option, and these remaining holders were issued a total of approximately 15.5 million shares of Harken common stock. At June 30, 2004, the Series G3 Preferred is no longer outstanding.

Issuance of Series G4 Convertible Preferred Stock — In March 2004, Harken’s Board of Directors approved the authorization and issuance of up to 150,000 shares of a new series of convertible preferred stock, the Series G4 Preferred. In April 2004, Harken issued 77,517 shares of the Series G4 Preferred in exchange for approximately 1,000 shares of the Series G1 Preferred and 23,000 shares of the Series G2 Preferred and $2.4 million in cash. The Series G4 Preferred has a liquidation value of $100 per share, is non-voting and is convertible at the holders’ option into Harken common stock at a conversion price of $2.00 per share, subject to adjustments in certain circumstances. The Series G4 Preferred is also convertible by Harken into freely tradable shares of Harken common stock if for any period of twenty consecutive calendar days the average of the closing prices of Harken common stock has equaled or exceeded $2.20 per share, initially. This target price will be reduced by 10 percent of the immediately preceding target price in December of each year, commencing December 31, 2004.

The holders of the Series G4 Preferred are entitled to receive dividends, when as and if declared by the Board of Directors, at an annual rate equal to $8.00 per share. All dividends on the Series G4 Preferred are payable semi-annually in arrears, in cash or, at Harken’s option, in shares of Harken common stock, payable on June 30 and December 31, commencing December 31, 2004. At Harken’s option, the dividends can be paid in shares of common stock valued at $2.00 per share. The Series G4 Preferred dividend and liquidation rights rank junior to all claims of creditors, including holders of outstanding debt securities, but senior to Harken common stockholders and pari passu to any other series of Harken preferred stock, unless otherwise provided.

Harken may also redeem the Series G4 Preferred in whole or in part for cash at any time at $100 per share plus any accrued and unpaid dividends. In addition, on or after January 1, 2006, Harken may further elect, in any six month period, to redeem up to 50% of the outstanding Series G4 Preferred with shares of Harken common stock valued at an average market price, and using a redemption value of the Series G4 Preferred that includes a 5% premium based on Harken’s market capitalization at the time of redemption.

Accounting for the Series G4 Preferred Stock Issuance — Harken has reflected the difference between the face amount of the Series G1 Preferred and the Series G2 Preferred, plus the $2.4 million in cash, less transaction fees, and the fair value of the Series G4 Preferred shares issued as Exchange on Preferred Stock of approximately $337,000 in the Consolidated Condensed Statement of Operations for the six months ended June 30, 20004, as an increase to Net Income Attributed to Common Stock. The valuation of the Series G4 Preferred stock is supported by an appraisal, performed by RP&C International Inc. (“RP&C”), and is based on the market value of the underlying conversion shares of Harken common stock as of the date of the exchange along with a discounted value associated with an assumed dividend yield.

Accumulated Other Comprehensive Income — During 2003, Harken recorded unrealized holding gains of $606,000 on its available for sale investment in NOIT in Other Comprehensive Income in stockholders’ equity in the Consolidated Condensed Balance Sheet at December 31, 2003. In February 2004, upon the sale of Harken’s investment in NOIT, the accumulated holding gain of $606,000 in Other Comprehensive Income was realized into earnings. Harken recorded a total gain on sale of the NOIT investment of approximately $1 million in the Consolidated Condensed Statement of Operations as of June 30, 2004. See Note 3 — Investments for further discussion of Harken’s former investment in NOIT.

Private Placement of Common Stock - In March 2004, Harken issued 3.6 million shares of Harken common stock in a private placement offering to two institutional investors for a total of $3.5 million in cash, less transaction costs. In connection with this private placement common stock offering, in March 2004, Harken issued to those investors, warrants to purchase 1.75 million shares of Harken’s common stock. The warrants are exercisable, at a price of $1.056 per share, at any time prior to March 8, 2005. The warrants also contain a call option whereby at any time during the exercise period, Harken has the right to call the warrants at $0.05 per warrant provided that Harken’s market price of its common stock is equal to or greater than 125% of the exercise price for at least 15 consecutive trading days following March 8, 2004, along with certain other provisions.

In accordance with EITF 00-19, these warrants were initially measured at fair value and are classified as permanent equity in the Consolidated Condensed Balance Sheet at June 30, 2004.

(12) STOCK OPTION PLAN

Harken has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under “SFAS 123” requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of Harken’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Harken’s 1993 Stock Option and Restricted Plan authorized the grant of options to Harken employees and directors for up to 400,000 shares of Harken common stock. Harken’s 1996 Stock Option and Restricted Stock Plan authorized the grant of 1,852,500 shares of Harken common stock. All options granted had 10-year terms, vested and became fully exercisable at the end of 4 years of continued employment. At June 30, 2004, all of Harken’s previously issued and/or outstanding employee stock options had expired or were previously voluntarily surrendered, therefore no pro-forma information regarding net income and net income per share is required. As of June 2004 and after duly authorized action by Harken’s Board of Directors, all of Harken’s stock option plans have been terminated. See Note 7 – Global Warrants and Stock options for discussion on Global stock options.

(13) RELATED PARTY TRANSACTIONS

In November 2001, Global elected to its Board of Directors a director who is also a director of RP&C. RP&C has historically provided financial and transaction consulting services to Harken. In addition, RP&C has served as a financial advisor in connection with Harken’s restructuring of its international assets, obligations and operations through its Global subsidiary. Also, RP&C currently serves as Global’s nominated advisor for the AIM Exchange in London. During the three months and the six months ended June 30, 2004, Harken paid to RP&C approximately $206,000 and $350,000, respectively, for transaction costs associated with transaction consulting services. In connection with these services provided, RP&C may continue to earn such fees in the future.

(14) DERIVATIVE INSTRUMENTS

Harken holds certain commodity derivative instruments which are effective in mitigating commodity price risk associated with a portion of its future monthly natural gas production and related cash flows. Harken’s oil and gas operating revenues and cash flows are impacted by changes in commodity product prices, which are volatile and cannot be accurately predicted. Harken’s objective for holding these commodity derivatives is to protect the operating revenues and cash flows related to a portion of its future natural gas sales and crude oil from the risk of significant declines in commodity prices.

During the six months ended June 30, 2004, Harken held a natural gas collar contract consisting of a fixed price floor option of $3.00 per MMBTU and a fixed price cap option of $4.95 per MMBTU covering 70,000 MMBTUs per month. Harken had not designated the above derivative as a hedge under SFAS No. 133, therefore the derivative was marked to market each period. The changes in the fair value of the derivative of approximately $150,000 and $303,000, respectively, for the three months and the six months ended June 30, 2004 are reflected as an increase to Other Income in the Consolidated Condensed Statement of Operations. Such natural gas collar contract was settled at fair value in June 2004.

In December 2003, Harken purchased a crude oil floor contract with a strike price of $27.00 per barrel for a notional amount of 6,000 barrels per month over a period of the contract from January 1, 2004 through December 31, 2004. In March 2004, Harken terminated this crude oil floor contract and replaced it with a crude oil floor contract with a strike price of $28.00 per barrel for a notional amount of 6,000 barrels per month over a period of the contract from April 1, 2004 through December 31, 2004. In June 2004, Harken terminated this crude oil floor contract and replaced it with a crude oil floor contract with a strike price of $30.00 per barrel for a notional amount of 6,000 barrels per month over a contract period from July through December 2004. Such crude oil floor contract is reflected in Prepaid Expenses and Other Assets in the Consolidated Condensed Balance Sheet at June 30, 2004 with a market value of approximately $33,000.

In January 2004, Harken purchased a natural gas floor contract with a strike price of $4.00 per MMBTU for a notional amount of 90,000 MMBTUs per month over the period of the contract from July 1, 2004 through December 31, 2004. Such natural gas floor contract is reflected in Prepaid Expenses and Other Assets in the Consolidated Condensed Balance at June 30, 2004 with a market value of approximately $18,000.

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

(15) SEGMENT INFORMATION

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

Harken’s financial information for each of its operating segments is as follows for the periods ended June 30, 2003 and 2004:

	Three Months Ended June 30, 2003			Six Months Ended June 30, 2003
	North America	Middle America	Total	North America	Middle America	Total
Operating revenues	$4,725,000	$1,942,000	$6,667,000	$10,258,000	$3,787,000	$14,045,000
Interest and other income	(73,000)	10,000	(63,000)	(421,000)	34,000	(387,000)
Depreciation and amortization	1,422,000	735,000	2,157,000	2,882,000	1,315,000	4,197,000
Interest expense and other, net	1,019,000	(8,000)	1,011,000	3,302,000	21,000	3,323,000
Gains on repurchases of convertible notes	751,000	—	751,000	5,282,000	—	5,282,000
Income tax expense	—	(451,000)	(451,000)	—	(351,000)	(351,000)
Segment income (loss) before cumulative effect of change in accounting principle	(831,000)	431,000	(400,000)	1,849,000	412,000	2,261,000
Segment income (loss)	(831,000)	431,000	(400,000)	1,236,000	212,000	1,448,000
Capital expenditures	290,000	1,648,000	1,938,000	749,000	2,987,000	3,736,000
Total assets at end of period	58,470,00	26,312,000	84,782,000	58,470,000	26,312,000	84,782,000

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	North America	Middle America	Total	North America	Middle America	Total
Operating revenues	$4,998,000	$2,997,000	$7,995,000	$8,914,000	$5,524,000	$14,438,000
Interest and other income	149,000	14,000	163,000	368,000	29,000	397,000
Depreciation and amortization	2,035,000	913,000	2,948,000	3,798,000	1,785,000	5,583,000
Interest expense and other, net	135,000	3,000	138,000	349,000	1,000	350,000
Gains on extinguishments of notes	—	—	—	325,000	—	325,000
Loss on increase in warrant liability	12,481,000	—	12,481,000	12,481,000	—	12,481,000
Gain on sale of equity investment	—	—	—	990,000	—	990,000
Income tax expense	15,000	216,000	231,000	15,000	308,000	323,000
Segment income (loss)	(12,906,000)	881,000	(12,025,000)	(12,074,000)	1,560,000	(10,514,000)
Capital expenditures	1,851,000	1,898,000	3,749,000	3,781,000	2,424,000	6,205,000
Total assets at end of period	64,820,000	28,391,000	93,211,000	64,820,000	28,391,000	93,211,000

(16) EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 2003 and 2004.

	2003			2004
(in thousands, except per share data)	Net Income Attributed to Common Stock	Weighted- Average Shares	Per-Share earnings	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per-Share Loss
Basic earnings per share	$6,496	72,810	$0.09	$(8,082)	194,714	$(0.04)
Effect of dilutive securities:
5% European Notes (A)	(5,254)	96	(0.07)	—	—	—

Diluted earnings per share	1,242	72,906	$0.02	$(8,082)	194,714	$(0.04)

(A)	Represents 5% European Notes extinguished during the six months ended June 30, 2003. Gains on these transactions have been treated as a reduction to income attributed to common stock as such gains would not have occurred had these securities been converted by the holder.

Not included in the calculation for diluted earnings per share were employee stock options outstanding during the six months ended June 30, 2003. The inclusion of these options would have been antidilutive since they were not “in the money” during the six months ended June 30, 2003. Harken’s 7% European Notes, Benz Convertible Notes and Series G-1 and G-2 Preferred Stock were also excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(17) COMMITMENTS AND CONTINGENCIES

As previously reported in Harken’s Annual Report on Form 10-K for the year ended December 31, 2003, D.E. Rice and Karen Rice, as Trustees for the Rice Family Living Trust, filed a lawsuit in state court in August 2002 alleging damages from alleged spills on the Rice’s property. In December 2003, the parties agreed to formal mediation of this matter which took place in January 2004. Following mediation, the parties reached a settlement agreement, whereby Harken and Harken’s insurers agreed to pay to Rice the total sum of $1.9 million in return for a full and final release for all disputes and claims alleged by Rice against Harken. The insurers agreed to contribute $775,000 of this settlement amount. Based on the settlement agreement and the contribution from the insurers, Harken accrued and expensed $1.125 million in December 2003. Harken’s insurers, pursuant to a separate Fifth Circuit Court of Appeals order, have covered Harken’s legal costs of defense in the litigation. In April 2004 the trial court, upon joint motion of parties, dismissed the Rice lawsuit in its entirety with prejudice to refiling.

420 Energy Investment, Inc. and ERI Investments, Inc. (collectively “420 Energy”) filed a lawsuit against XPLOR Energy, Inc., a wholly-owned subsidiary of Harken (“XPLOR”), on December 21, 1999 in the New Castle County Court of Chancery of the State of Delaware. 420 Energy alleges that they are entitled to appraisal and payment of the fair value of their common stock in XPLOR as of the date XPLOR merged with Harken. Harken has relied on an indemnity provision in the XPLOR merger agreement to tender the costs of defense in this matter to former stockholders of XPLOR. In April 2004, 420 Energy voluntarily dismissed this lawsuit in its entirety.

In May 2002, Henry C. Magee III (“Magee”) filed a complaint against XPLOR Energy SPV-I, Inc. and XPLOR Energy Operating Company, as the successor in Interest to Araxas SPV-I, Inc. and Araxas Exploration, Inc. in the United States District Court for the Eastern District of Louisiana. In his complaint, Magee alleges that Xplor breached a contractual obligation relating to a royalty interest assignment from XPLOR’s predecessor in interest, Araxas Exploration, Inc. The court granted Magee’s motion for summary judgment as to a disputed interpretation of the assignment clause but reserved for trial XPLOR’s reformation claim. Subsequent to the summary judgment, Magee has asserted additional claims relating to his purported royalty interest assignment. Trial on the reformation claim, the additional claims asserted by Magee and the remaining issues in this case is currently scheduled to take place on October 24, 2004. Trial preparations are ongoing including the deposition of material fact and expert witnesses. XPLOR will continue to vigorously dispute these claims and retains the right to appeal the summary judgment granted by the court. While the results of the trial and any appeals related to the trial or summary judgment remain uncertain, Harken believes the ultimate outcome will not have a material adverse effect on Harken’s financial conditions and results of operations. Based on Harken’s reasonable estimate of the most likely outcome of this matter, Harken has accrued a reserve of $220,000 at June 30, 2004 related to this claim.

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

Overview

Harken is engaged in oil and gas exploration, exploitation, development and production operations both domestically and internationally through its various subsidiaries. Harken divides its operations into two operating segments, North American Operations and Middle American Operations, which are managed and evaluated as separate operations. Harken’s North American operating segment presently consists of Harken’s exploration, exploitation, development, production and acquisition efforts in the United States. Substantially all of Harken’s North American operations currently include those activities in the onshore and offshore Gulf Coast regions of South Texas and Louisiana. Harken also has oil and gas properties located in the Panhandle regions of Texas. Harken’s Middle American operations are conducted through Harken’s majority-owned subsidiary, Global Energy Development Plc (“Global”), which has activities in Colombia, Panama and Peru. Although Global owns an interest in approximately 1.4 million acres in Costa Rica, Harken believes that political and judicial developments have severely limited the opportunity for future oil and gas development in that country. All of the Middle American operating revenues are and have been generated from Colombian operations. Harken’s ownership interest in Global may be reduced under certain circumstances, see “Potential Change in Ownership in Global” and Note 7 – Global Warrants and Stock Options in the Notes to the Consolidated Condensed Financial Statements contained in Part 1, Item 1 for further discussion

During 2003, Harken reduced its overall outstanding debt principal amounts by 87%, or approximately $50 million. During the six months ended June 30, 2004, Harken continued to reduce its outstanding debt by another 43%, or $3.2 million, as compared to year-end 2003.

In the first quarter of 2004, Harken established Gulf Energy Management Company. (“GEM”), a wholly-owned subsidiary, to manage its domestic operations held through its other domestic wholly-owned subsidiaries. Harken’s North American operating segment has experienced successful drilling activity over the past three fiscal years, with an average success completion rate of approximately 73% and an average historical finding cost of approximately $0.93 per thousand cubic foot equivalent. During the six months ended June 30, 2004, GEM has participated in the drilling of approximately 8 gross wells, with an average success completion rate of 87.5%, and an average finding cost of approximately $1.14 per thousand cubic foot equivalent.

Harken’s Middle American operations are conducted through its 85.62% ownership in Global, a public limited company registered in England and Wales under the Companies Act (1985) of the United Kingdom with its ordinary shares admitted for trading on the Alternative Investment Market of the London Stock Exchange in London. All of the Middle American operating revenues have been generated from Global’s Colombian operations. These revenues have increased from the comparable period last year due to higher commodity prices and production volumes.

During 2004, Harken is concentrating on the development and growth of North American and Middle American oil and gas assets and energy-based growth opportunities. In January 2004, Harken’s board of directors approved the 2004 capital expenditure budget of approximately $18 million, a 150% increase in capital expenditures as compared to 2003. Of the 2004 budget, approximately $9 million is allocated to North American capital expenditures and approximately $9 million is allocated to Middle American capital expenditures. Harken expects to fund these capital expenditures through available cash on hand and through projected cash flow from operations in 2004. Harken, however, has raised cash through additional placements of its securities, and may continue to raise cash, in order to accelerate, expand or otherwise modify the drilling and development activities addressed in its 2004 capital expenditure budget. During the six months ended June 30, 2004, Harken incurred approximately $6.2 million in capital expenditures, of which approximately $3.8 million related to North America and $2.4 million related to Middle America. Possible weakening commodity prices, a decline in drilling success or substantial delays in bringing on production from wells drilled could cause Harken to reduce its remaining 2004 drilling plans. The majority of Harken’s planned capital expenditures for 2004 are discretionary, and as a result, will be curtailed if sufficient funds are not available.

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

As of June 30, 2004, based on the West Texas Intermediate posted price of $33.75 per barrel and the Henry Hub posted price of $6.02 per mmbtu, Harken and Global’s estimates of discounted future net cash flows from proved oil and gas reserves exceeded their adjusted carrying values. Given the volatility of oil and gas prices, it is possible that the estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline in the future, even if only for a short period of time, it is possible that impairments of oil and gas properties could occur. In addition, it is possible that additional impairments could occur if costs are incurred in excess of any increases in the cost ceiling, revisions to proved oil and gas reserves occur or if properties are sold for proceeds less than the discounted present value of the related proved oil and gas reserves.

Colombia operations — During the six months ended June 30, 2004, approximately 37% of Harken’s consolidated revenues were generated from Global’s sales to Ecopetrol, the state-owned Colombian oil company. The country of Colombia is currently experiencing heightened security issues which could affect Global’s Colombian operations as well as the strength and operations of Ecopetrol. If Ecopetrol experiences significant adverse conditions in its operations, it may not be able to meet its ongoing financial obligations to Global for delivered production or be able to purchase future production under the terms of existing contract provisions. Global’s Colombian operations could also be directly affected by guerilla activity or other instances or threats of violence, preventing or interrupting Global from producing, transporting or delivering future production volumes. Any such adverse developments in Global’s Colombian operations could result in, among other things, additional full cost valuation allowances and impairments related to Global’s assets.

Asset Retirement Obligations—Harken has significant obligations for the dismantlement and removal of its oil and gas production and related facilities. Estimating future asset removal costs is difficult and requires management to make estimate and judgments since most the removal activities will occur several years in the future. In addition, asset removal technologies and costs are constantly changing, as are political, environmental, safety considerations that may ultimately impact the amount of the obligation. Effective January 1, 2003, Harken changed its method of accounting for asset retirement obligations in accordance with FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires asset retirement costs to be capitalized as part of the cost of the related tangible long-lived assets and subsequently allocated to expense using a systematic and rational method over the useful life of the asset. See Note 5 - Asset Retirement Obligation in the Notes to the Consolidated Condensed Financial Statements contained in Part I, Item 1 for discussion of implementation and impact of SFAS 143.

Derivative Instruments—Harken is exposed to risk from fluctuations in crude oil and natural gas prices. To reduce the impact of this risk in earnings and to increase the predictability of its cash flow, from time to time Harken enters into certain derivative contracts, primarily collars and floors for a portion of its North American oil and gas operations. At June 30, 2004, Harken holds an oil floor contract and a natural gas floor contract, that were designated as cashflow hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). These commodity derivative instruments are measured at fair value and recorded as assets or liabilities in the accompanying Consolidated Condensed Balance Sheet. When available, quoted market prices are used in determining fair value. The counterparties to these contractual arrangements are limited to creditworthy major institutions.

Accounting for Payment of Series G1 and Series G2 Preferred Stock Dividends – Harken accounts for the payment of the Series G1 Preferred and the Series G2 Preferred stock dividends with shares of Harken common stock as a debt extinguishment in accordance with Accounting Principles Board Opinion No. 26, “Extinguishment of Debt” (“APB 26”). Accordingly, the difference between the carrying value of the preferred stock dividend liability and the fair market value of the shares of Harken common stock issued by Harken in payment of the liability is recognized as Payment of Preferred Stock Dividends in the Consolidated Condensed Statement of Operations as an increase, net of income taxes paid on behalf of the preferred shareholders, to Net Income Attributed to Common Stock. For further discussion of Harken’s accounting treatment for payment of the Series G1 Preferred and the Series G2 Preferred stock dividends, see Note 11 – Stockholders’ Equity in the Notes to the Consolidated Condensed Financial Statements contained in Part I, Item 1.

Potential Change in Ownership in Global

At June 30, 2004, Harken owns 85.62% in Global. As more fully described in Note 7 – Global Warrants and Stock Options in the Notes to the Consolidated Condensed Financial Statements contained in Part 1, Item 1, Harken’s ownership in Global may be reduced under certain circumstances. The following Global warrants and options are outstanding:

Lyford warrants to purchase Global shares held by Harken (50 pence)	7,000,000	(a)
Warrants to purchase Global shares (Minority-owned) (60 pence)	505,467	(a)
Warrants to purchase Global shares (Harken-owned) (60 pence)	6,487,481	(b)
Global employee stock options (50 pence)	3,390,000

(a)	As required under SFAS 133, Harken is required to record the warrants issued to Lyford Investment Enterprises Ltd. (“Lyford”) and the minority shareholders (collectively referred to as “Global Warrants held by Outside Parties”) as a liability at fair value with any changes in fair value reflected in earnings each period. At June 30, 2004, these warrants are recorded as a liability of $13.1 million in the Consolidated Condensed Balance Sheet.
(b)	In August 2002, Global issued to Harken warrants to purchase 6,487,481 of Global shares at UK 60 pence per share. Since Global is a consolidated subsidiary, the warrant issuance is not reflected in the consolidated financial statements. The estimated fair market value of these warrants at June 30, 2004 was approximately $10.3 million, as calculated by a third-party firm.

If all Global warrants and stock options, as listed above, were exercised, Harken’s ownership in Global would decrease from 85.62% to 61.11%.

As mentioned above, Harken has accounted for Global Warrants held by Outside Parties as a derivative in accordance with SFAS 133, and accordingly has reflected the fair value of the warrants as a liability in the Consolidated Condensed Balance Sheets at December 31, 2003 and June 30, 2004. Such liability is reflected at the fair value of the derivative, based on the underlying market price of Global common stock, and the corresponding gain or loss related to the change in derivative fair value is reflected in earnings. Harken will continue to measure the changes in the fair value of these warrants and record such changes in value through the income statement in the period in which such changes occur. Given the nature of these derivatives, changes in the underlying market price of Global common stock and the resulting fair value of these warrants may create significant volatility in the Harken’s results of operations in future periods.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, The Emerging Issues Task Force (“EITF”) reached a consensus that mineral rights, as defined in EITF Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets,” are tangible assets and that they should be removed as examples of intangible assets in SFAS Nos. 141 and 142. The FASB has recently ratified this consensus and directed the FASB staff to amend SFAS Nos. 141 and 142 through the issuance of FASB Staff Positions FSP FAS 141-1 and FSP FAS 142-1. Historically, Harken has included the costs of such mineral rights as tangible assets, which is consistent with the EITF’s consensus. As such, EITF 04-02 will not affect the consolidated condensed financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and requires than an issuer classify a financial instrument within its scope as a liability (or asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective and adopted by Harken on July 1, 2003. As Harken’s Series G1 Preferred, Series G2 Preferred, Series G4 Preferred, Series J Preferred and Series L Preferred are not classified as liabilities under SFAS No. 150, the adoption of this statement did not have an impact on Harken’s financial condition or results of operations.

RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected Harken’s earnings and balance sheet during the periods included in the accompanying consolidated condensed financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(unaudited)		(unaudited)
Operating Revenues
Domestic Exploration and Production Operations
Gas sales revenues	$2,896,000	$3,139,000	$6,325,000	$5,295,000
Gas volumes in mcf	542,000	526,000	1,074,000	937,000
Gas price per mcf	$5.34	$5.97	$5.89	$5.65
Oil sales revenues	$1,829,000	$1,859,000	$3,933,000	$3,619,000
Oil volumes in barrels	64,000	49,000	127,000	100,000
Oil price per barrel	$28.58	$37.94	$30.97	$36.19
Colombian Exploration and Production Operations
Oil sales revenues	$1,942,000	$2,997,000	$3,787,000	$5,524,000
Oil volumes in barrels	98,000	102,000	172,000	200,000
Oil price per barrel	$19.82	$29.38	$22.02	$27.62
Other Revenues
Interest income	$(81,000)	$33,000	$25,000	$52,000
Gain / (loss) on commodity derivative contracts	$7,000	$119,000	$(437,000)	$303,000
Other income	$164,000	$11,000	$25,000	$42,000

For the quarter ended June 30, 2004 compared with the quarter ended June 30, 2003.

North American Operations

Domestic gross oil and gas revenues during the second quarter of 2004 relate to the operations in the onshore and offshore areas of the Texas and Louisiana Gulf Coast and the Panhandle regions of Texas. In December 2003, Harken and certain wholly owned subsidiaries sold the majority of their oil and gas properties located in the Panhandle region of Texas for a gross sales price of approximately $7 million, subject to certain adjustments. During the second quarter of 2004, domestic oil and gas revenues increased 6% to approximately $5.0 million compared to approximately $4.7 million for the prior year period primarily due to an overall 10% increase in average commodity prices received as compared to the prior year period.

Domestic gas revenues increased 8% to approximately $3.1 million during the second quarter 2004 compared to approximately $2.9 million for the second quarter 2003 due primarily to an overall received average price of $5.97 per Mcf of gas during second quarter 2004 compared to $5.34 per Mcf received during second quarter 2003. Mitigating the decrease in gas production volumes from the December 2003 sale of the Panhandle properties was the addition of new gas production related to the 2004 drilling activity on certain Raymondville and Lapeyrouse wells.

Domestic oil revenues increased 2% to approximately $1.9 million during the second quarter 2004 compared to approximately $1.8 million during the second quarter 2003 due primarily to an increase in oil prices received during the three months ended June 30, 2004 which averaged $37.94 per barrel compared to $28.58 per barrel in the prior year period

Domestic oil and gas operating expense decreased 19% to approximately $1.6 million during the second quarter of 2004 compared to approximately $2.0 million during the second quarter 2003 primarily due to a decrease in oil and gas sales volumes related to the December 2003 sale of the Panhandle properties along with the resolution of excess salt water disposal costs associated with the Lake Raccourci field in Lafourche Parish, Louisiana.

Middle American Operations

Middle American revenues relate to Global’s oil operations in Colombia, South America. Global’s revenue primarily related to production from its Bolivar and Alcaravan Association Contract Areas. In 2003, Global successfully completed the drilling of the Cajaro #1 well on the Alcaravan Contract Area and production from this well commenced in June 2003. In April 2004, Global perforated and tested the Massive Ubaque zone in its Estero #4 well on Global’s Alcaravan Association Contract in Colombia. Production for the Estero #4 well began in May 2004. Global owns a 100% working interest in these wells.

Global’s oil revenues increased 54% to approximately $3.0 million during second quarter 2004 from approximately $1.9 million in second quarter 2003 due primarily to a 48% increase in commodity prices over prior year period. The increase in oil revenues in second quarter 2004 was also due to a 4% increase in production volumes attributable to the Estero #4 well which began production in May 2004.

Middle American operating expenses have increased 4% from approximately $575,000 for second quarter 2003 to approximately $595,000 for second quarter 2004, primarily due to additional operating costs of the Estero #4 well which began production in May 2004.

Interest and Other Income

Interest and other income increased during the second quarter of 2004 compared to the prior year period due primarily to the mark to market of Harken’s natural gas collar contract, which was not designated as a hedge under SFAS 133. During the second quarter of 2004, the liability associated with the natural gas collar contract decreased and $150,000 was reflected in Other Income in the Consolidated Condensed Statement of Operations. During the second quarter 2003, Harken expensed to Other Income approximately $81,000 associated with the mark to market of this natural gas collar contract. The collar was settled at fair value on June 30, 2004.

Other Costs and Expenses

General and administrative expenses decreased 15% to $2.1 million during second quarter 2004 as compared to $2.4 million for second quarter 2003 primarily due to legal and professional costs in 2003 associated with Harken’s capital restructuring plan and due to employee reductions during 2003. During 2003, Harken reduced its employee count by 38%, from 42 employees to 26 employees.

Depreciation and amortization expense increased 37% during second quarter 2004 compared to second quarter 2003 primarily due to the December 2003 sale of the Panhandle oil and gas properties and the reduction of the associated proved reserve volumes. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

Interest expense and other decreased 87% during the second quarter of 2004 compared to the second quarter of 2003. During the second quarter of 2003, Harken expensed the remaining unamortized debt issuance costs of approximately $156,000 for certain debt which was paid in full in June 2003. Interest Expense and Other also decreased in the second quarter 2004 compared to second quarter of 2003 due to the overall reduction in Harken’s debt balances associated with the 2003 capital restructuring plan.

Loss from Increase in Global Warrant Liability

Following Global’s May 2004 announcement of year-end results and the successful drilling results of the Estero #4, there was a 190% increase in Global’s common share price from approximately 50 UK pence at December 31, 2003 and March 31, 2004 to 145 UK pence at June 30, 2004. As a result of the increase in share price, the fair value of the Global Warrants held by Outside Parties increased $12,431,000 during the three months ended June 30, 2004 to $13,132,000 at June 30, 2004. Accordingly, Harken recorded a loss related to the change in fair value of the Global warrants of $12,431,000 during the three month period ended June 30, 2004 as a Loss from Increase in Global Warrant Liability in the Consolidated Condensed Statement of Operations. For further discussion of Harken’s accounting treatment for the warrants, see Note 7 – Global Warrants and Stock Options in the Notes to Consolidated Financial Statements contained Part I, Item 1.

Exchange of Preferred Stock

In April 2004, Harken issued 77,517 shares of the Series G4 Preferred in exchange for 1,000 shares of the Series G1 Preferred and 23,000 shares of the Series G2 Preferred and $2.4 million in cash. Harken reflected the difference between the face amount of the Series G1 Preferred and the Series G2 Preferred, plus the $2.4 million in cash, less transaction fees, and the fair value of the Series G4 Preferred shares issued as Exchange on Preferred Stock, of approximately $337,000 as an increase to Net Income Attributed to Common Stock. For further discussion of Harken’s accounting treatment for the Series G4 Preferred, see Note 11- Stockholders’ Equity in the Notes to Consolidated Financial Statements contained Part I, Item 1.

Payment of Preferred Stock Dividends

Harken accounts for the payment of the Series G1 Preferred and the Series G2 Preferred stock dividends with shares of Harken common stock as a debt extinguishment in accordance with APB 26. In June 2004 Harken paid the Series G1 Preferred and the Series G2 Preferred dividend accrued in June 2004 with approximately 130,700 shares of Harken common stock. The difference between the carrying value of the preferred stock dividend liability in June 2004, approximately $1.3 million, and the fair market value of shares of Harken common issued in payment of the liability, approximately $69,000, is recognized as a Payment of Preferred Stock Dividends in the Consolidated Condensed Statement of Operations for the six months ended

June 30 2004 as a $1.2 million increase to Net Income Attributed to Common Stock. For further discussion of Harken’s accounting treatment for payment of the Series G1 Preferred and the Series G2 Preferred dividends, see Note 11 – Stockholders’ Equity in the Notes to Consolidated Financial Statements contained in Part I, Item 1.

For the six months ended June 30, 2004 compared with the six month ended June 30, 2003.

North American Operations

During the six months ended June 30, 2004, domestic oil and gas revenues decreased 13% to approximately $8.9 million compared to approximately $10.2 million for the prior year period primarily due to the decrease in production volumes as compared to the prior year period due to the December 2003 sale of the Panhandle properties.

Domestic gas revenues decreased 16% to approximately $5.3 million during the six months ended June 30, 2004 compared to approximately $6.3 million for the first six months of 2003 due primarily to the December 2003 sale of the Panhandle properties. Also, Harken received an overall average price of $5.65 per Mcf of gas during the six months ended June 30, 2004 compared to $5.89 per Mcf received during the first six months of 2003. Mitigating the decrease in gas revenues was the addition of new gas production related to the 2004 drilling activity on certain Raymondville and Lapeyrouse wells.

Domestic oil revenues decreased 8% to approximately $3.6 million during the six months ended June 30, 2004 compared to approximately $3.9 million during the first six months of 2003 due primarily to a decrease in oil volumes. This decrease in oil revenues was mitigated by an increase in oil prices received during the six months ended June 30, 2004 which averaged $36.19 per barrel compared to $30.97 per barrel in the prior year period

Domestic oil and gas operating expense decreased 20% to approximately $2.9 million during the six months ended June 30, 2004 compared to approximately $3.6 million during the six months ended June 30, 2003, primarily due to a decrease in oil and gas sales volumes from the December 2003 sale of the Panhandle properties, along with the resolution of excess salt water disposal costs associated with the Lake Raccourci field in Lafourche Parish, Louisiana.

Middle American Operations

Middle American revenues during the first six months of 2004 relate to Global’s oil operations in Colombia. Global’s Colombian oil revenues increased 46% from $3.8 million during the first six months of 2003 to $5.5 million during the first six months of 2004, primarily due to increased oil prices, which averaged $27.62 per barrel during the first six months of this year compared to $22.02 per barrel during the first six months of 2003. Global’s oil production volumes increased 16% during the first six months of 2004 compared to the prior year period primarily due to the new production from the Cajaro #1 and the Estero #4 wells, mitigated by normal production decline. During the first six months of 2004, Global’s Colombian operating revenues consisted of production from its Bolivar, Alcaravan and Bocachico Association Contract areas.

Middle American operating expenses increased 23% from $966,000 during the first six months of 2003 to $1.2 million for the first six months of 2004, primarily due to the additional operating costs of the Cajaro #1 and Estero #4 wells which began production in June 2003 and May 2004, respectively.

Interest and Other Income

Interest and other income increased during the first six months of 2004 compared to the prior year period due to the gain recognized from the decrease in the liability associated with the mark to market of Harken’s natural gas collar contract which was settled in June 2004. Harken generated approximately $25,000 of interest income during the first six months of 2003, compared to approximately $52,000 of interest income during the first six months of 2004.

Other Costs and Expenses

General and administrative expenses decreased 26% during the first six months of 2004 compared to the first six months of 2003, due to certain employee severance costs during the prior year period related to staff reductions. Harken took steps to reduce personnel costs through personnel reductions and other methods during the prior year period.

Depreciation and amortization expense increased 33% during the first six months of 2004 compared to the prior year period primarily due to the December 2003 sale of the Panhandle oil and gas properties and the reduction of the associated proved reserve volumes. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

Interest expense and other decreased 88% during the first six months of 2004 compared to the prior year period primarily due to Harken’s expensing of the remaining unamortized issuance costs of approximately $740,000, during the first quarter of 2003, related to the issuance of warrants to purchase Global ordinary shares owned by Harken, which were issued to Lyford in consideration for the Investor Term Loan which was paid in full in March 2003. In addition, in March 2003, Harken expensed an unrealized holding loss of $488,000 on its investment in shares of New Opportunities Investment Trust PLC (“NOIT”), as Harken believed the decline in market value of those shares was other than temporary. During the six months ended June 30, 2003, Harken fully amortized the $281,000 of debt issuance costs of certain debt, which was paid in full in June 2003. Interest Expense and Other also decreased due to the decrease in interest expense by 15 % from approximately $1.3 million for the six months ended June 30, 2003 to approximately $159,000 for the current year period due to the overall reduction in Harken’s current and long-term debt.

Income tax benefit for the six months ended June 30, 2003 was $351,000 as compared income tax expense of $323,000 for the current year period due primarily to a refund confirmation, received in May 2003, for the amended 2001 Colombian income tax declaration for Global’s wholly-owned subsidiary, Harken de Colombia, Ltd.

Loss from Increase in Global Warrant Liability

Following Global’s May 2004 announcement of year-end results and the successful drilling results of the Estero #4, there was a 190% increase in Global’s common share price from approximately 50 UK pence at December 31, 2003 and March 31, 2004 to 145 UK pence at June 30, 2004.

As a result of the increase in share price, the fair value of the Global Warrants held by Outside Parties increased $12,431,000 during the second quarter of 2004 to $13,132,000 at June 30, 2004. Accordingly, Harken recorded a loss related to the change in fair value of the Global warrants of $12,431,000 during the three month period ended June 30, 2004 as a Loss from Increase in Global Warrant Liability in the Consolidated Condensed Statement of Operations.

Gains from Extinguishments of Debt

During the six months ended June 30, 2004, Harken repaid the principal amount of the Senior Secured Notes, at a discount equal to approximately 18%, plus accrued and unpaid interest, with cash and recorded a gain on extinguishments of the notes of approximately $325,000 in January 2004 in the Consolidated Condensed Statement of Operations. During the six months ended June 30, 2003, Harken reflected a gain of approximately $5.3 million from cash purchases and/or exchanges of outstanding 5% European Notes.

Gain from Sale of Equity Investment

In the first quarter 2004, Harken sold all of its available for sale investment of 1,232,742 ordinary shares of NOIT on the Alternative Investment Market of the London Stock Exchange for cash proceeds of approximately $1.6 million and recorded a realized gain on sale of equity investment of approximately $1.0 million in the Consolidated Condensed Statement of Operations for the six months ended June 30, 2004.

Exchange of Preferred Stock

In April 2004, upon the issuance of the Series G4 Preferred stock, Harken reflected the difference between the face amount of the Series G1 Preferred and the Series G2 Preferred, plus the $2.4 million in cash, less transaction costs, and the fair value of the Series G4 Preferred issued as Exchange on Preferred Stock, of approximately $337,000, as an increase to Net Income Attributed to Common Stock. For further discussion of Harken’s accounting treatment for the Series G4 Preferred, see Note 11 - Stockholders’ Equity in the Notes to Consolidated Financial Statements contained Part I, Item 1.

Payment of Preferred Stock Dividends

Harken accounts for the payment of the Series G1 Preferred and the Series G2 Preferred stock dividends with shares of Harken common stock as a debt extinguishment in accordance with APB 26. Accordingly, the difference between the carrying value of the preferred stock dividend liability at December 31, 2002, approximately $7.4 million, and the fair market value of the shares of Harken common stock issued by Harken in payment of the liability in January 2003, approximately $227,000, is recognized as a Payment of Preferred Stock Dividends in the Consolidated Condensed Statement of Operations for the six months ended June 30, 2003 as a $7.0 million increase, net of income taxes paid on behalf of the preferred shareholders, to Net Income Attributed to Common Stock.

In January and February 2004, Harken paid the Series G1 and Series G2 Preferred stock dividend liability accrued at December 31, 2003 with approximately 372,000 shares of Harken common stock. Accordingly, the difference between the carrying value of the preferred stock dividend liability at December 31, 2003, approximately $3.1 million, and the fair market value of the shares of Harken common stock issued by Harken in payment of the liability in January and February 2004, approximately $425,000, is recognized as a $2.7 million gain on Payment of Preferred Stock Dividends in the Consolidated Condensed Statement of Operations for the six months ended June 30, 2004 as an adjustment to Net Income Attributed to Common Stock.

In June 2004 Harken paid the Series G1 Preferred and Series G2 Preferred Stock dividend accrued in June 2004 with approximately 130,700 shares of Harken common stock. The difference between the carrying value of the preferred stock dividend liability in June 2004, approximately $1.3 million, and the fair market value of shares of Harken common issued in payment of the liability, approximately $69,000, is recognized as a payment of preferred stock dividends in the Consolidated Condensed Statement of Operations for the six months ended June 30 2004 as a $1.2 million increase to Net Income Attributed to Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

(Thousands of dollars)	December 31, 2003	June 30, 2004
Current ratio	1.88 to 1	3.72 to 1
Working capital	$7,887	$20,890
Total debt	$7,360	$4,167
Total cash less debt	$4,813	$18,272
Stockholders’ equity	$52,761	$51,461
Total debt to equity	0.14 to 1	0.08 to 1

During 2003, outstanding debt obligations were reduced to approximately $7.4 million at December 31, 2003. At December 31, 2003, Harken ended the year with positive working capital of approximately $7.9 million, with outstanding total debt of $7.4 million and approximately $12.1 million cash on hand. During the six months ended June 30, 2004, Harken continued to improve its working capital position through repurchasing certain of its debt obligations for cash at an 18% discount and converting the remaining $340,000 principal amount of the 7% European Notes into shares of Harken common stock. Harken also raised approximately $16 million in cash during the six months ended June 30, 2004 through the issuance of Harken common stock, preferred stock and warrants. At June 30, 2004, Harken ended the period with $22.4 million in cash and working capital in excess of $20 million.

In 2004 Harken is concentrating on the growth and development of domestic and international oil and gas assets through the use of available cash on hand and projected cash to be generated by operations. Harken will continue to seek to accelerate, expand or modify its drilling development activities addressed in its 2004 capital expenditure program, as needed. Harken intends to continue to seek to raise equity or debt financing through the issuance of debt, equity and convertible debt instruments, if needed, for utilization for acquisition and development opportunities as they arise.

Cash and Cash Flow

Net cash flow from operating activities in the first six months of 2004 was approximately $2.9 million, as compared to $874,000 in the first six months of 2003, primarily as a result of changes in working capital items and improved operating efficiencies and increased oil and gas prices.

Net cash from financing activities during the first six months of 2004 totaled approximately $12.2 million and consisted of approximately $3.2 million in net cash proceeds from the issuance of Harken’s common stock and warrants and approximately $11.6 million from issuances of preferred stock and warrants, offset by approximately $2.5 million in repayments of Senior Secured Notes and certain 4.25% Convertible Notes. Net cash used in investing activities during the first six months of 2004 totaled approximately $4.8 million and was primarily comprised of approximately $6.2 million in capital expenditures offset by approximately $1.6 million received for the sale of Harken’s equity investment in NOIT. Global’s international capital expenditures for the first six months of 2004 totaled approximately $2.4 million. Harken’s domestic capital expenditures for the first six months of 2004 totaled approximately $3.8 million.

Completed Debt and Equity Securities

Senior Secured Notes — In May 2003, Harken issued $2,020,000 principal amount of its Increasing Rate Senior Secured Notes Due 2008 (“Senior Secured Notes”) in exchange for $2,020,000 principal amount of 5% European Notes. In accordance with the terms of the notes, in January 2004, Harken repaid in full, the principal amount of the Senior Secured Notes, at a discount equal to 18%, plus accrued and unpaid interest, with cash.

Convertible Notes — As described below, in December 2003, Harken issued $5 million principal amount of 4.25% Convertible Notes due 2006 for $5,000,000 in cash.

Private Placement of Common Stock — In March 2004, Harken issued 3.6 million shares of Harken common stock along with 1.75 million warrants, which expire in March 2005, to purchase 1.75 million shares of Harken common stock at an exercise price of $1.056 per share, to two institutional investors in exchange for $3.5 million in cash.

Issuance of Series G4 Preferred Stock — In April 2004, Harken issued 77,517 shares of the Series G4 Preferred in exchange for approximately 1,000 shares of the Series G1 Preferred and 23,000 shares of Series G2 Preferred, with a liquidation value of $100 per share, and $2.4 million in cash. The Series G4 Preferred has a liquidation value of $100 per share, is non-voting and is convertible at the holders’ option into shares of Harken common stock at a conversion price of $2.00 per share, subject to certain adjustments.

Issuance of Redeemable Preferred Stock – As described below, in April 2004, in exchange for $5.0 million in cash, Harken issued 50,000 shares of a new Series J Preferred and warrants to purchase 2.8 million shares of Harken’s common stock along with unit purchase warrants to purchase up to 10,000 units (each a “Unit”) at an exercise price of $100 per Unit.

As described below, in May 2004, Harken issued 50,000 shares of Series L Preferred and common stock warrants in exchange for $5.0 million in cash.

Completed Divestitures

Sale of Investment — In February 2004, Harken subsequently sold all of its 1,232,742 ordinary shares of NOIT on the Alternative Investment Market of the London Stock Exchange for cash proceeds of approximately $1.6 million.

Sales of Assets — In December 2003, Harken and certain wholly-owned subsidiaries sold the majority of its oil and gas properties located in the Panhandle region of Texas for a gross sales price of approximately $7 million, subject to certain adjustments. In December 2003, Harken used approximately $4 million of the Panhandle asset sales proceeds to repay all outstanding principal and interest under, and to terminate, Harken’s credit facility with Guaranty Bank FSB. In March 2004, Harken paid approximately $229,000 as an initial purchase price adjustment associated with the sale of the Panhandle properties.

Effect of Convertible Debt and Equity Instruments on Dilution

At June 30, 2004, if Harken’s currently outstanding debt and equity instruments were exercised and/or converted, Harken could potentially issue the following amount of its common stock:

	Conversion/Exercise Price (a)	Common Stock
4.25 % Convertible Notes	$1.25	3,333,333
Series J Preferred	$0.85	5,882,353
Series L Preferred	$0.72	6,944,444
Series G1 Preferred	$12.50	2,362,976
Series G2 Preferred	$3.00	905,000
Series G4 Preferred	$2.00	3,875,850
Common Stock Warrants	$1.06	1,750,000
Series J Common Stock Warrants and Rights	$0.95	4,638,269
Series L Common Stock Warrants	$0.68	3,676,471

Common Stock Potentially Issued Upon Conversion / Exercise		33,368,696

(a)	Certain conversion prices are subject to adjustment under certain circumstances

Obligations and Commitments

4.25% Convertible Notes — In December 2003, Harken issued $5 million principal amount of 4.25% Convertible Notes. The proceeds are available for the development of Harken’s oil and gas assets. The 4.25% Convertible Notes may be redeemed for cash, at Harken’s option, in whole or in part, at any time, upon not less than 10 days notice to the holders.

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

The 4.25% Convertible Notes may be redeemed at Harken’s option, at any time and from time to time, in whole or in part, for cash equal to the outstanding principal and accrued interest to the date of redemption, upon not less than 10 days notice to the noteholders. In addition, Harken may redeem the relevant installment of principal and accrued and unpaid interest of the outstanding 4.25% Convertible Notes for shares of Harken common stock, in each case upon not less than 10 days notice to the noteholders. If Harken elects to redeem the 4.25% Convertible Notes for shares of its common stock, each note will be redeemed for a number of shares of Harken common stock equal to 110% of the principal value of the notes to be redeemed, plus accrued and unpaid interest thereon to the date of redemption, divided by the average market price of the stock over the 10 calendar days immediately preceding the date of the notice of redemption. In June 2004, Harken chose to pay the first installment of principal and accrued interest, a total of approximately $939,000, with cash.

Pursuant to the terms of the 4.25% Convertible Notes, Harken is required to maintain unencumbered assets such that the ratio of (1) the fair market value of the unencumbered assets to (2) the outstanding principal amount of the 4.25% Convertible Notes, is equal to or greater than 1.5 to 1.0. At June 30, 2004, Harken was in compliance with the asset coverage ratio under the 4.25% Convertible Notes.

Series J Convertible Preferred Stock and Warrants – In April 2004, Harken issued 50,000 shares of the Series J Preferred, warrants to purchase 2,873,563 shares of Harken common stock and 10,000 unit purchase warrants in exchange for $5.0 million in cash. The Series J Preferred has a liquidation value of $100 per share, is non-voting and is convertible at the holders’ option into common stock at an original conversion price of $0.87 per share, subject to adjustments in certain circumstances. The Series J Preferred is also convertible by Harken, into freely tradable shares of Harken common stock at the conversion price, if for any period of twenty consecutive calendar days the average closing price of Harken common stock during such period has equaled or exceeded 150% of the conversion price.

The Series J Preferred holders are entitled to receive dividends at an annual rate equal to 5% per share. All dividends on the Series J Preferred stock are payable quarterly in arrears, beginning on September 30, 2004. The Series J Preferred dividend and liquidation rights shall rank junior to all claims of creditors, including holders of outstanding debt securities, but senior to our common stock holders and pari passu to any other series of Harken preferred stock, unless otherwise provided.

The common stock warrants issued in connection with the Series J Preferred have a term of one year and an original exercise price of $0.98. Upon the effective registration of the underlying shares, Harken may call the warrants if the closing price of Harken’s common stock over five consecutive days closes at or above 150% of the exercise price.

The unit purchase warrants issued in connection with the Series J Preferred have an exercise price of $100 per unit. Each unit consists of one share of Series J Preferred and one warrant to purchase that number of shares of Harken common stock that equals 50% of the number of shares of Harken common stock into which one share of the Series J Preferred, that is purchased by exercise of the unit purchase warrant, may be converted. The warrants provide for an initial exercise price of $0.98 per share of Harken common stock to be purchased on exercise of the warrant.

Additional Dividend Feature – If an additional dividend event occurs while the Series J Preferred is outstanding, the holders will have the right to an annual additional dividend calculated at a rate of 6.0% per annum of the issue price of any outstanding Series J Preferred payable in cash until such time as such additional dividend event has been remedied. Additional dividend events includes the failure of Harken common stock to be listed for trading on any principal market, Harken’s failure to declare or pay in full any dividend payable on the shares of Series J Preferred on the applicable dividend payment date, along with other additional dividend events as defined in the agreement.

Optional Redemption Event - If an optional redemption event occurs while the Series J Preferred is outstanding, each holder will have the right to require Harken to repurchase all or any portion of such holder’s Series J Preferred at the greater of (x) 115% of the stated value of the Series J Preferred, or (y) the market value of the common stock as if the Series J Preferred were converted at the then prevailing conversion price at the time of redemption. An optional redemption event includes the failure to declare and pay dividends on the Series J Preferred, voluntary liquidation, a fundamental change in the ownership of Harken, failure of Harken to generally pay its debts as they become due, or other events as defined in the agreement. The Optional Redemption Event, as defined in the agreement, for the Series J Preferred stock contains certain provisions whereby redemption is deemed to be out of Harken’s control, therefore the fair value of the Series J Preferred stock is classified as temporary equity.

Series L Convertible Preferred Stock and Warrants – In May 2004, the Company issued 50,000 shares of the Series L Preferred and warrants to purchase 3,676,471 shares of Harken common stock for total cash consideration of $5 million. The Series L Preferred has a liquidation value of $100 per share, is non-voting and is convertible at the holders’ option into common stock at a conversion price of $0.72 per share, subject to adjustments in certain circumstances. If for any period of thirty consecutive days the average closing price of Harken common stock during such period trades above $0.90 per share for 30 consecutive days, up to 25,000 shares of the Series L Preferred is convertible by Harken, into freely tradable shares of Harken common stock at $0.72 per share. If the average daily volume weighted average price of Harken’s common stock during a period of thirty trading days equals or exceeds $1.08, Harken may convert all the Series L Preferred into freely tradable shares of Harken common stock at $0.72 per share.

The Series L Preferred holder shall be entitled to receive dividends at an increasing rate starting at 4% per share. On the third anniversary from the date of issuance (May 28, 2007), the dividend rate increases to 8% per share with 1% annual increases thereafter to a maximum of 12% annually. All dividends on the Series L Preferred stock are payable semi-annually on June 30 and December 30, beginning on June 30, 2004. Dividends may be paid in cash or freely tradable shares of Harken common stock, at Harken’s option, until May 28, 2007 and in cash thereafter. The dividend rate may escalate to 12% under certain events of default, including failure to declare and pay dividends. Harken paid the June 2004 dividend payment in cash.

The Series L Preferred dividend and liquidation rights ranks junior to all claims of creditors, including holders of outstanding debt securities, but senior to our common stock holders and pari passu to any other series of Harken preferred stock, unless otherwise provided.

The common stock warrants issued in connection with the Series L Preferred have a term of two years and an exercise price of $0.68.

Redemption Feature – Harken may redeem the Series L preferred stock for cash, at the company’s option, anytime after May 28, 2007, at the company’s option, for liquidation value of $100 per share. The Series L Preferred is redeemable, at the option of the holder, only in the event of default. An event of default includes a change of control, either planned or pending, or other event of default, including failure to declare and pay dividends, that remains uncured for a period of 20 days after notification by the holders. If redemption is required as a result of an event of default, the Series L preferred stock is redeemable in cash at $120 per share. Events of default, as defined in the agreement, for the Series L Preferred include certain provisions whereby redemption is deemed to be out of Harken’s control, therefore the fair value of the Series L Preferred stock is classified as temporary equity.

North America Commitments – Under Harken’s 2004 capital expenditure budget, Harken’s domestic operating strategy includes efforts to increase its oil and gas reserves in North America through acquisitions, exploitation and development drilling activities. Harken continues to anticipate North American capital expenditures will total approximately $9 million during 2004. This North American capital expenditure budget focuses on the onshore and offshore Gulf Coast regions of Texas and Louisiana. The majority of this budgeted capital amount has been and will be used to drill exploratory and development wells in the Lake Raccourci and Lapeyrouse fields in Southern Louisiana. Harken currently holds an average working interest in the Lake Raccourci producing wells of approximately 40% and holds an average working interest of approximately 10% in the Lapeyrouse producing wells. However, Harken’s planned North American capital expenditures for 2004 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Harken losing certain prospect acreage or reducing its interest in future development projects.

Middle American Commitments – Global anticipates international capital expenditures will total approximately $11.0 million during 2004. None of these capital expenditures result from commitments under the terms of certain of the Association Contracts entered into between Global’s subsidiary Harken de Colombia, Ltd. and Ecopetrol. As of August 12, 2004, Global was in compliance with the requirements of each of the Association Contracts. In light of the political and judicial developments in Costa Rica discussed above, Global is projecting no capital expenditure plans during 2004 with regard to the Costa Rica Contract. Global’s planned international capital expenditures remaining in 2004 includes approximately $6 million of discretionary expenditures for the continued development of the Alcaravan Contract area in Colombia, South America. Global expects to drill approximately 6 development wells in the Palo Blanco field under the Alcaravan Contract area over the next twelve month period. The first of those wells, the Estero #4, was spud in late March 2004 and successfully placed on production in May 2004. Global’s discretionary capital expenditures will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Global losing certain prospect acreage or reducing its interest in future development projects.

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

Effective January 1, 2003, Harken changed its method of accounting for asset retirement obligations in accordance with FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). Prior to the effective date of SFAS 143, Harken reflected asset retirement obligations for acquired assets net of related estimated salvage values to be realized at the time of retirement. Under the new accounting method, Harken now recognizes the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. At June 30, 2004, Harken’s asset retirement obligation liability was approximately $6.4 million.

In addition to the above commitments, during 2004 and afterward, government authorities under Harken’s Louisiana state leases and operators under Harken’s other North American operators may also request Harken to participate in the cost of drilling additional exploratory and development wells. Harken may fund these future domestic expenditures at its discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on many factors outside of Harken’s control, such as the timing of the request, the depth of the wells and the location of the property. Harken’s discretionary capital expenditures for 2004 will be curtailed if Harken does not have sufficient funds available. If Harken does not have sufficient funds or otherwise chooses not to participate, it may experience a delay of future cash flows from proved undeveloped oil and gas reserves. Such expenditure curtailments could also result in Harken losing certain prospect acreage or reducing its interest in future development projects. As of June 30, 2004, Harken had no material purchase obligations.

Off-Balance Sheet Arrangements - Harken does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”). As of June 30, 2004, Harken was not involved in any material unconsolidated SPE transactions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Harken is exposed to market risk from movements in commodity prices, interest rates and foreign currency exchange rates. As part of an overall risk management strategy, Harken uses derivative financial instruments to manage and reduce risks associated with these factors.

Commodity Price Risk — Harken is a producer of hydrocarbon commodities, including crude oil, condensate and natural gas. Harken uses oil and gas derivative financial instruments, limited to swaps, collars and floors with maturities of 24 months or less, to mitigate its exposure to fluctuations in oil and gas commodity prices on future crude oil and natural gas production. Harken has evaluated the potential effect that near term changes in commodity prices would have had on the fair value of its commodity price risk sensitive financial instruments at June 30, 2004.

In January 2004, Harken purchased a natural gas floor contract with a strike price of $4.00 per MMBTU for a notional amount of 90,000 MMBTUs per month over a contract period from July 1, 2004 through December 31, 2004. Such natural gas floor contract is reflected in Other Assets in the Consolidated Condensed Balance Sheet at June 30, 2004 with a fair value of approximately $18,000.

In June 2004, Harken purchased a crude oil floor contract with a strike price of $30.00 per barrel for a notional amount of 6,000 barrels per month over a contract period from July 1, 2004 through December 31, 2004. Harken designated the above derivative as a hedge of the exposure to variability of cash flows related to forecasted sales of specified production from certain of Harken’s domestic property operations. Such crude oil floor contract is reflected in other assets on the Consolidated Condensed Balance Sheet at June 30, 2004 with a fair value of approximately $33,000.

Interest Rate Risk – Consistent with the prior year, Harken invests cash in interest-bearing temporary investments of high quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a significant interest rate risk to Harken. Consistent with the prior year, Harken considers its interest rate risk exposure related to long-term debt obligations to not be material. As at June 30, 2004 all of Harken’s financing obligations carry a fixed interest rate per annum. Harken has no open interest rate swap agreements.

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

Harken’s principal executive officer and its principal financial officer, based on their evaluation of Harken’s disclosure controls and procedures (as defined in Rules 13a -14 (c) of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

(b) Changes in Internal Controls.

As reported in Harken’s Form 8-K filed on June 30, 2004, Harken’s former auditors, BDO Seidman, LLP (“BDO”), advised Harken and Harken’s Audit Committee of the Board of Directors that there were “reportable events” requiring disclosure pursuant to Item 304(a)(1)(v) of Regulation S-K. The reportable events reported by BDO included a material weakness over Harken’s financial reporting related to Harken’s inability to determine the appropriate accounting for non-routine securities transactions on a timely basis. After being advised of the reportable events, Harken’s management further evaluated Harken’s internal controls over financial reporting for non-routine securities transactions. The Audit Committee also met and discussed the reportable events with BDO and Harken’s management. While the Audit Committee and Harken’s management believe that there is no material weakness over financial reporting of these transactions, they believe it is important to continue to improve Harken’s internal controls. Therefore, the Audit Committee authorized, and Harken engaged, a third-party consultant to review and provide guidance for certain transactions on a monthly basis. In addition to the third-party consultant, the Audit Committee has authorized and instructed management to continue to use a national independent accounting firm for technical guidance on these transactions, as needed from time to time. Harken plans to continue to monitor and evaluate the effectiveness of its internal controls over financial reporting on a periodic basis.

Management believes that all non-routine securities transactions have been properly reported in Harken’s consolidated financial statements for the six months ended June 30, 2004 and that the consolidated financial statements fairly present, in all material respects, Harken’s financial condition and results of operation for that period. Except to the extent described above, there have been no changes in internal controls over financial reporting for the period covered by this report that have materially affected, or are reasonably likely to materially affect, Harken’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

As previously reported in Harken’s Annual Report on Form 10-K for the year ended December 31, 2003, D.E. Rice and Karen Rice, as Trustees for the Rice Family Living Trust, filed a lawsuit in state court in August 2002 alleging damages from alleged spills on the Rice’s property. In December 2003, the parties agreed to formal mediation of this matter which took place in January 2004. Following mediation, the parties reached a settlement agreement, whereby Harken and Harken’s insurers agreed to pay to Rice the total sum of $1.9 million in return for a full and final release for all disputes and claims alleged by Rice against Harken. The insurers agreed to contribute $775,000 of this settlement amount. Based on the settlement agreement and the contribution from the insurers, Harken accrued and expensed $1.125 million in December 2003. Harken’s insurers, pursuant to a separate Fifth Circuit Court of Appeals order, have covered Harken’s legal costs of defense in the litigation. In April 2004 the trial court, upon joint motion of parties, dismissed the Rice lawsuit in its entirety with prejudice to refiling.

420 Energy Investment, Inc. and ERI Investments, Inc. (collectively “420 Energy”) filed a lawsuit against XPLOR Energy, Inc., a wholly-owned subsidiary of Harken (“XPLOR”), on December 21, 1999 in the New Castle County Court of Chancery of the State of Delaware. 420 Energy alleges that they are entitled to appraisal and payment of the fair value of their common stock in XPLOR as of the date XPLOR merged with Harken. Harken has relied on an indemnity provision in the XPLOR merger agreement to tender the costs of defense in this matter to former stockholders of XPLOR. In April 2004, 420 Energy voluntarily dismissed this lawsuit in its entirety.

In May 2002, Henry C. Magee III (“Magee”) filed a complaint against XPLOR Energy SPV-I, Inc. and XPLOR Energy Operating Company, as the successor in Interest to Araxas SPV-I, Inc. and Araxas Exploration, Inc. in the United States District Court for the Eastern District of Louisiana. In his complaint, Magee alleges that Xplor breached a contractual obligation relating to a royalty interest assignment from XPLOR’s predecessor in interest, Araxas Exploration, Inc. The court granted Magee’s motion for summary judgment as to a disputed interpretation of the assignment clause but reserved for trial XPLOR’s reformation claim. Subsequent to the summary judgment, Magee has asserted additional claims relating to his purported royalty interest assignment. Trial on the reformation claim, the additional claims asserted by Magee and the remaining issues in this case is currently scheduled to take place on October 24, 2004. Trial preparations are ongoing including the deposition of material fact and expert witnesses. XPLOR will continue to vigorously dispute these claims and retains the right to appeal the summary judgment granted by the court. While the results of the trial and any appeals related to the trial or summary judgment remain uncertain, Harken believes the ultimate outcome will not have a material adverse effect on Harken’s financial conditions and results of operations. Based on Harken’s reasonable estimate of the most likely outcome of this matter, Harken has accrued a reserve of $220,000 at June 30, 2004 related to this claim.

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

ITEM 2. Changes in Securities and Use of Proceeds

Issuance of Series G4 Preferred Stock – In April 2004, Harken issued 77,517 shares of the Series G4 Preferred in exchange for approximately 1,000 shares of the Series G1 Preferred and 23,000 shares of Series G2 Preferred, with a liquidation value of $100 per share, and $2.4 million in cash. The Series G4 Preferred has a liquidation value of $100 per share, is non-voting and is convertible at the holders’ option into shares of Harken common stock at a conversion price of $2.00 per share, subject to certain adjustments. For further discussion of the Series G4 Preferred, see Note 11 - Stockholders’ Equity in the Notes to Consolidated Financial Statements contained in Part I, Item 1.

Issuance of Redeemable Preferred Stock - In April 2004, Harken issued 50,000 shares of the Series J Preferred, warrants to purchase 2,873,563 shares of Harken common stock and 10,000 unit purchase warrants in exchange for $5.0 million in cash. The Series J Preferred has a liquidation value of $100 per share, is non-voting and is convertible at the holders’ option into common stock at an original conversion price of $0.87 per share, subject to adjustments in certain circumstances. The Series J Preferred is also convertible by Harken, into freely tradable shares of Harken common stock at the conversion price, if for any period of twenty consecutive calendar days the average closing price of Harken common stock during such period has equaled or exceeded 150% of the conversion price.

        In May 2004, the Company issued 50,000 shares of the Series L Preferred and warrants to purchase 3,676,471 shares of Harken common stock for total cash consideration of $5 million. The Series L Preferred has a liquidation value of $100 per share, is non-voting and is convertible at the holders’ option into common stock at a conversion price of $0.72 per share, subject to adjustments in certain circumstances. If for any period of thirty consecutive days the average closing price of Harken common stock during such period trades above $0.90 per share for 30 consecutive days, up to 25,000 shares of the Series L Preferred is convertible by Harken, into freely tradable shares of Harken common stock at $0.72 per share. If the average daily volume weighted average price of Harken’s common stock during a period of thirty trading days equals or exceeds $1.08, Harken may convert all the Series L Preferred into freely tradable shares of Harken common stock at $0.72 per share.

For further discussion of the Series J Preferred and the Series L Preferred, see Note 10 - Redeemable Preferred Stocks in the Notes to Consolidated Financial Statements contained in Part I, Item 1.

ITEM 4. Submission Of Matters To A Vote Of Security Holders

On June 23, 2004, Harken held its 2004 annual meeting of stockholders, pursuant to a proxy statement that it had filed with the Securities and Exchange Commission and had furnished to holders of record of the 201,779,187 outstanding shares of its common stock as of May 24, 2004. Two matters were submitted to Harken’s stockholders for approval.

The first proposal submitted for vote at the meeting was the election of a slate of directors. The following director candidates were elected to serve as the slate of directors of the Company to serve until their respective successors are elected and qualified: Michael M. Ameen, Jr., Mikel D. Faulkner, Dr. J. William Petty, Alan G. Quasha and H.A. Smith.

The second matter submitted for vote was an increase in the authorized shares of Harken common stock. At the meeting, the stockholders approved an amendment to Harken’s Certificate of Incorporation increasing the number of authorized shares of Harken’s common stock from 275,000,000 to 325,000,000.

The following table summarizes each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter:

1.	Election of Directors
		For		Withheld
	Michael M. Ameen, Jr.	171,181,400		7,825,601
	Mikel D. Faulkner	174,640,655		4,366,346
	Dr. J. William Petty	175,090,616		3,916,385
	Alan G. Quasha	174,990,388		4,016,613
	H. A. Smith	175,117,089		3,889,912

		For	Against	Abstain
2.	Increase in the number of authorized shares of common stock to 325,000,000 shares	174,643,135	6,027,880	335,986

(There were no broker non-votes as to any of the above matters.)

Item 6. Exhibits and Reports on Form 8-K.

6a)	Exhibits

3.1	Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.1 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.2	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.2 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.3	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.3 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.4

Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.

4 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.5	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.5 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.6	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.6 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

*3.7	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation dated August 4, 2004.

3.8	Amended and Restated Bylaws of Harken Energy Corporation (filed as Exhibit 3.7 to Harken’s Annual Report on Form 10-K for fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

4.1	Subscription Agreement dated as of April 27, 2004 by and between Harken Energy Corporation and Alexandra Global Master Fund LTD., with annexures thereto (filed as Exhibit 99.1 to Harken’s Current Report on Form 8-K dated April 29, 2004, File No. 1-10262, and incorporated by reference herein).

4.2	Certificate of Designations of Series G-4 Convertible Preferred Stock (filed as Exhibit 4.15 to Harken From S-3 on May 3, 2004, File No. 333 - 115107)

4.3	Preferred Stock Purchase Agreement, dated as of May 28, 2004 (filed as Exhibit 4.17 to Harken’s Current Report on Form 8-K dated May 28, 2004, File No. 1-10262, and incorporated by reference herein)

4.4	Certificate of Designations of Series L Cumulative Convertible Preferred Stock (filed as Exhibit 4.18 to Harken’s Current Report on Form 8-K dated May 28, 2004, File No. 1-10262, and incorporated by reference herein).

4.5	Form of Warrant (filed as Exhibit 4.19 to Harken’s Current Report on Form 8-K dated May 28, 2004, File No. 1-10262, and incorporated by reference herein)

4.6	Registration Rights Agreement, dated as of May 28, 2004 (filed as Exhibit 4.20 to Harken’s Current Report on Form 8-K dated May 28, 2004, File No. 1-10262, and incorporated by reference herein)

16.1	Letter from BDO Seidman, LLP pursuant to Item 304(a)(3) of Regulation S-K (field as Exhibit 16.1 in Harken’s current report on Form 8-K, filed on June 30, 2004, File No. 1-10262, and incorporated by reference herein).

*31.1	Certificate of the Chief Executive Officer of Harken Energy Corporation pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (“S-O Act”).

*31.2	Certificate of the Chief Financial Officer of Harken Energy Corporation pursuant to section 302 of the S-O Act.

*32.1	Certificate of the Chief Executive Officer, as required by Section 906 of the S-O Act.

*32.2	Certificate of Chief Financial Officer, as required by Section 906 of the S-O Act.

*	Filed herewith

(b) Reports on Form 8-K

On April 29, 2004, Harken filed a Form 8-K announcing it had completed a private placement of 50,000 shares of its Series J Convertible Preferred Stock, together with warrants to purchase up to 2,873,563 shares of Harken common stock in exchange for $5.0 million in cash.

On May 13, 2004, Harken filed a Form 8-K including a press release issued on May 13, 2004.

On June 4, 2004, Harken filed a Form 8-K announcing that it had completed a private placement of 50,000 shares of its Series L Convertible Preferred Stock, together with warrants to purchase an aggregate of up to 3,676,471 shares of Harken common stock, in exchange for $5.0 million in cash.

On June 30, 2004, Harken filed a Form 8-K announcing that BDO Seidman had informed Harken that it intended to terminate the client-auditor relationship with Harken and providing other information required by Item 30 of Regulation S-K.

HARKEN ENERGY CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harken Energy Corporation
(Registrant)

Date: August 12, 2004	By:	/s/ Anna M. Williams
Vice President-Finance and
Chief Financial Officer