Form 10-Q
period 2004-09-30
HARKEN ENERGY CORP
filed 2004-11-05
CIK 313478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: N/A

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

Yes ☐ No ☑

The number of shares of Common Stock, par value $0.01 per share, outstanding as of November 1, 2004 was 207,809,100.

HARKEN ENERGY CORPORATION

INDEX TO QUARTERLY REPORT

September 30, 2004

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2003	September 30, 2004
	(audited)	(unaudited)
Assets
Current Assets:
Cash and temporary investments	$12,173,000	$27,032,000
Accounts receivable, net	2,307,000	5,856,000
Prepaid expenses and other current assets	1,160,000	1,623,000
Investment in equity securities	1,209,000	—

Total current assets	16,849,000	34,511,000
Property and Equipment, net	62,834,000	63,924,000
Other Assets, net	1,329,000	1,418,000

	$81,012,000	$99,853,000

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables	$963,000	$1,177,000
Accrued liabilities and other	5,166,000	3,242,000
Revenues and royalties payable	1,166,000	1,838,000
Convertible notes payable	1,667,000	1,667,000

Total Current Liabilities	8,962,000	7,924,000
Convertible Notes Payable	3,673,000	7,745,000
Senior Secured Notes	2,020,000	—
Accrued Preferred Stock Dividends	3,239,000	996,000
Asset Retirement Obligation	6,305,000	6,504,000
Global Warrant Liability	651,000	12,012,000
Commitments and Contingencies (Note 16)
Minority Interest in Consolidated Subsidiaries	3,401,000	3,833,000
Series J Preferred Stock, $1.00 par value; $5,000,000 liquidation value; 65,000 shares authorized; 50,000 shares outstanding	—	4,675,000
Series L Preferred Stock, $1.00 par value; $5,000,000 liquidation value; 65,000 shares authorized; 50,000 shares outstanding	—	4,024,000
Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $29,537,200 liquidation value; 700,000 shares authorized; 325,312 and 295,372 shares outstanding, respectively	325,000	295,000
Series G2 Preferred Stock, $1.00 par value; $2,415,000 liquidation value; 100,000 shares authorized; 61,650 and 24,150 shares outstanding, respectively	62,000	24,000
Series G3 Preferred Stock, $1.00 par value; $0 liquidation value; 150,000 shares authorized; 76,700 and 0 shares outstanding, respectively,	77,000	—
Series G4 Preferred Stock, $1.00 par value; $7,800,000 liquidation value; 150,000 shares authorized; 77,517 shares outstanding	—	78,000
Common stock, $0.01 par value; 325,000,000 shares authorized; 185,405,471 and 206,470,362 shares issued, respectively	1,854,000	2,065,000
Additional paid-in capital	432,027,000	439,169,000
Accumulated deficit	(380,872,000)	(388,158,000)
Accumulated other comprehensive income	740,000	119,000
Treasury stock, at cost, 605,700 shares held	(1,452,000)	(1,452,000)

Total Stockholders’ Equity	52,761,000	52,140,000

	$81,012,000	$99,853,000

The accompanying Notes to Consolidated Condensed Financial Statements

are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenues:
Oil and gas operations	$6,987,000	$8,206,000	$21,032,000	$22,644,000
Interest and other income	424,000	82,000	37,000	479,000

	7,411,000	8,288,000	21,069,000	23,123,000

Costs and Expenses:
Oil and gas operating expenses	2,778,000	1,901,000	7,342,000	5,956,000
General and administrative expenses, net	1,571,000	1,853,000	6,487,000	5,500,000
Depreciation and amortization	2,299,000	2,804,000	6,496,000	8,387,000
Interest expense and other, net	607,000	201,000	3,930,000	551,000
(Gain)/loss from changes in fair value of Global warrant liability	—	(1,120,000)	—	11,361,000

	7,255,000	5,639,000	24,255,000	31,755,000

Gain from extinguishments of debt	—	—	5,282,000	325,000
Gain from sale of equity investment	—	—	—	990,000

Income/(loss) before income taxes	156,000	2,649,000	2,096,000	(7,317,000)
Income tax (expense)/benefit	(75,000)	(171,000)	276,000	(494,000)

Income/(loss) before cumulative effect of change in accounting principle and minority interest	81,000	2,478,000	2,372,000	(7,811,000)
Minority interest of subsidiaries	(65,000)	(207,000)	(95,000)	(432,000)

Income/(loss) before cumulative effect of change in accounting principle	$16,000	$2,271,000	$2,277,000	$(8,243,000)
Cumulative effect of change in accounting principle	—	—	(813,000)	—

Net income/(loss)	$16,000	$2,271,000	$1,464,000	$(8,243,000)

Accrual of dividends related to preferred stock	(822,000)	(911,000)	(2,818,000)	(2,554,000)
Exchange of preferred stock	—	—	—	337,000
Payment of preferred stock dividends	—	(565,000)	7,044,000	3,173,000

Net income/(loss) attributed to common stock	$(806,000)	$795,000	$5,690,000	$(7,287,000)

Basic income/(loss) per common share:
Net income/(loss) per common share before cumulative effect of change in accounting principle	$(0.01)	$0.00	$0.07	$(0.04)
Cumulative effect of change in accounting principle	—	—	(0.01)	—

Net income/(loss) per common share	$(0.01)	$0.00	$0.06	$(0.04)

Weighted average common shares outstanding	134,913,094	205,765,217	93,738,732	198,424,912

Diluted income/(loss) per common share:
Net income/(loss) per common share before cumulative effect of change in accounting principle	$(0.01)	$0.00	$0.01	$(0.04)
Cumulative effect of change in accounting principle	—	—	(0.01)	—

Net income/(loss) per common share	$(0.01)	$0.00	$0.00	$(0.04)

Weighted average common shares outstanding	134,913,094	205,765,217	93,834,405	198,424,912

The accompanying Notes to Consolidated Condensed Financial Statements

are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Preferred Stock				Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	G1	G2	G3	G4
Balance, December 31, 2003	$325	$62	$77	$—	$1,854	$432,027	$(1,452)	$(380,872)	$740	$52,761
Conversion of convertible notes	—	—	—	—	7	311	—	—	—	318
Issuance of common stock and warrants	—	—	—	—	36	3,186	—	—	—	3,222
Conversion of preferred stock	(29)	(15)	(77)	—	163	54	—	—	—	96
Issuance of preferred stock dividends	—	—	—	—	5	460	—	3,885	—	4,350
Accrual of preferred stock dividends	—	—	—	—	—	—	—	(2,554)	—	(2,554)
Issuance of common stock warrants and unit purchase warrants	—	—	—	—	—	1,333	—	(711)	—	622
Issuance and exchange of preferred stock	(1)	(23)	—	78	—	1,856	—	337	—	2,247
Investment in preferred stock of subsidiary						(58)				(58)
Comprehensive income:
Realized holding gain on sale of equity investment	—	—	—	—	—	—	—	—	(606)
Reclass of derivative fair value into earnings	—	—	—	—	—	—	—	—	(15)
Net loss	—	—	—	—	—	—	—	(8,243)	—
Total comprehensive loss										(8,864)

Balance, June 30, 2004	$295	$24	$—	$78	$2,065	$439,169	$(1,452)	$(388,158)	$119	$52,140

The accompanying Notes to Consolidated Condensed Financial Statements

are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2004
Cash flows from operating activities:
Net income (loss)	$1,464,000	$(8,243,000)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,496,000	8,387,000
Accretion of asset retirement obligation	354,000	304,000
Amortization of issuance costs	1,104,000	100,000
Minority interest	95,000	432,000
Cumulative effect of change in accounting principle	813,000	—
Loss on investment	488,000	—
Gain on extinguishments of notes	(5,282,000)	(325,000)
Gain on sale of available for sale equity investment	—	(990,000)
Net loss from change in fair value of Global warrant liability	—	11,361,000
Other	(12,000)	(178,000)
Change in assets and liabilities:
Net change in operating assets and liabilities	(2,676,000)	(4,766,000)

Net cash provided by operating activities	2,844,000	6,082,000

Cash flows from investing activities:
Net proceeds from sales of assets and equity investment	934,000	1,522,000
Capital expenditures	(6,242,000)	(9,607,000)

Net cash used in investing activities	(5,308,000)	(8,085,000)

Cash flows from financing activities:
Repayments of debt and convertible notes	(11,701,000)	(2,489,000)
Proceeds from issuances of common stock, net	4,360,000	3,220,000
Proceeds from issuances of preferred stock, net	5,847,000	11,464,000
Proceeds from issuances of convertible notes, net	3,278,000	4,934,000
Payment of preferred stock dividends	—	(267,000)
Purchase of preferred stock	(53,000)	—

Net cash provided by financing activities	1,731,000	16,862,000

Net increase (decrease) in cash and temporary investments	(733,000)	14,859,000
Cash and temporary investments at beginning of period	6,377,000	12,173,000

Cash and temporary investments at end of period	$5,644,000	$27,032,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,123,000	$124,000
Income taxes	$448,000	$399,000

The accompanying Notes to Consolidated Condensed Financial Statements

are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2003 and 2004

(Unaudited)

(1)	BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements of Harken Energy Corporation (“Harken”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations, although Harken believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Harken, these financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 2003 and September 30, 2004 and the results of its operations and changes in its cash flows for all periods presented as of September 30, 2003 and 2004. See Note 10 - Stockholders’ Equity for discussion of reporting for the payment of the preferred stock dividends. All other adjustments represent normal recurring items. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Harken’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior year amounts have been reclassified to conform with the 2004 presentation.

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

The results of operations for the three month and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Comprehensive Income (Loss) – Comprehensive income (loss) includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Harken’s total comprehensive income (loss) is as follows:

	Nine Months Ended September 30,
	2003	2004
	(in thousands)
Net income (loss)	$1,464	$(8,243)
Reclassification of derivative into earnings	—	(15)
Unrealized/(realized) gain on sale of available for sale equity investment	165	(606)

Total comprehensive income (loss)	$1,629	$(8,864)

Recently Issued Accounting Pronouncements - In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus that mineral rights, as defined in EITF Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets,” are tangible assets and that they should be removed as examples of intangible assets in SFAS Nos. 141 and 142. The Financial Accounting Standards Board (“FASB”) has recently ratified this consensus and directed the FASB staff to amend SFAS Nos. 141 and 142 through the issuance of FASB Staff Positions FSP FAS 141-1 and FSP FAS 142-1. Historically, Harken has included the costs of such mineral rights as tangible assets, which is consistent with the EITF’s consensus.

In September 2004, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 106 (SAB 106) which expresses the SEC’s views regarding the application of FASB Statement No. 143, Accounting for Asset Retirement Obligations (SFAS 143), by oil and gas producing companies following the full cost accounting method. SAB 106 addresses the calculation of ceiling tests for full-cost oil and gas companies, depreciation, depletion and amortization as affected by the adoption of SFAS 143, as well as the required related disclosures. SAB 106 had no impact on Harken’s financial position or results of operations.

(2)	SALE OF CERTAIN PANHANDLE OIL AND GAS PROPERTIES

In late 2003, Harken sold the majority of its oil and gas properties located in the Panhandle region of Texas for a gross sales price of approximately $7.0 million, subject to certain adjustments. No gain or loss was recognized on this transaction as the entire amount of the proceeds (including any subsequent purchase price adjustments), was recorded as a reduction to the domestic full cost pool. During the nine months ended September 30, 2004, Harken has paid approximately $119,000 in net purchase price adjustments related to the sale of certain Panhandle oil and gas properties.

(3)	INVESTMENT IN INTERNATIONAL BUSINESS ASSOCIATES, LTD.

In September 2004, Harken invested $12.5 million in a start-up energy company, International Business Associates, Ltd. (“IBA”) which was formed to focus primarily on opportunities created by the recent deregulation of the energy markets in Eastern Europe. It is anticipated that IBA will engage in trading gas futures contracts, principally in Hungary as well as in the United States. IBA’s trading operations are expected to begin in late 2004 or early 2005. In exchange for Harken’s $12.5 million cash investment, Harken received 12,500 shares of nonvoting preferred stock along with warrants to purchase 48% of IBA’s common stock for a nominal amount. No dividends will be paid on the preferred shares. Under the terms of the agreements, on or about February 15 of each year, as long as any of the preferred stock remains outstanding and if the annual net income of IBA equals or exceeds $2,000,000, the preferred shares will be redeemed by IBA in cash at the liquidation value at an amount equal to 50% of IBA’s available cash flow in the preceding calendar year. Until the preferred shares are redeemed in full, Harken has the right to nominate the majority of the Board of Directors of IBA. Harken currently holds three of the five IBA Board of Directors positions. Harken’s preferred stock investment represents almost 100% of IBA’s initial working capital as of September 30, 2004.

In accordance with Financial Accounting Standards Board Interpretations 46 (Revised December 2003) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46R), Harken’s investment in IBA is a variable interest. FIN 46R requires the consolidation of a variable interest entity, as defined, if a company will absorb a majority of the variable interest entity’s expected losses, receive a majority of the variable interest entity’s expected residual returns, or both. Harken has determined that the investment in IBA meets the requirements of FIN 46R, and Harken is the primary beneficiary, as defined. Therefore, Harken has consolidated the assets, liabilities and results of operations of IBA as of September 30, 2004 and for the period from September 10, the closing date of the transaction, through September 30, 2004. IBA’s results of operations were not significant for the period ended September 30, 2004.

(4)	PROPERTY AND EQUIPMENT

A summary of property and equipment follows:

	December 31, 2003	September 30, 2004
Unevaluated oil and gas properties:
Unevaluated Peru properties	$701,000	$712,000
Unevaluated Panama properties	488,000	493,000
Unevaluated domestic properties	1,923,000	836,000
Evaluated oil and gas properties:
Evaluated Colombian properties	188,219,000	191,646,000
Evaluated domestic properties	153,866,000	160,389,000
Facilities and other property	25,913,000	26,503,000
Less accumulated depreciation and amortization	(308,276,000)	(316,655,000)

	$62,834,000	$63,924,000

(5)	ASSET RETIREMENT OBLIGATION

Effective January 1, 2003, Harken changed its method of accounting for asset retirement obligations in accordance with FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). Prior to the effective date of SFAS 143, Harken reflected asset retirement obligations for acquired assets net of related estimated salvage values to be realized at the time of retirement. Under SFAS 143, Harken recognizes the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The net of tax cumulative effect of the change in accounting method on prior years resulted in a charge to income of $813,000 ($0.01 per share) in the first quarter of 2003.

A summary of Harken’s assets with required asset retirement obligations as of September 30, 2004 is as follows:

Asset Category	Asset Retirement Liability	Estimated Life
North American oil and gas producing properties	$3,514,000	2-55 years
North American facilities and other property	2,387,000	12-29 years
Colombian oil producing properties	603,000	4-23 years
Colombian facilities and other property	—	—

	$6,504,000

Harken reflects no asset retirement obligation for Global’s Colombian facilities as upon the expiration of the related Association Contract, the ownership of such facilities reverts to Empresa Colombiana de Petroleos (“Ecopetrol”).

The following table describes all changes to Harken’s asset retirement obligation liability during the nine months ended September 30, 2004.

Asset retirement obligation at December 31, 2003	$6,305,000
Additions during the nine months ended September 30, 2004	63,000
Change in estimates	(45,000)
Deletions during the nine months ended September 30, 2004	(123,000)
Accretion expense	304,000

Asset retirement obligation at September 30, 2004	$6,504,000

Accretion expense was $97,000 and $304,000 for the three and nine months ended September 30, 2004 in the Consolidated Condensed Statement of Operations.

(6)	MIDDLE AMERICAN OPERATIONS

Harken’s Middle American operations are conducted through its ownership in Global Energy Development PLC (“Global”). Global’s ordinary shares are listed for trading on the Alternative Investment Market of the London Stock Exchange. At September 30, 2004, Harken owns approximately 85% of Global’s common shares, which may be subject to reduction under certain circumstances, as further described in Note 7 – Global Warrants and Stock Options.

Colombian Operations – Global’s Colombian operations are conducted through Harken de Colombia, Ltd., a wholly owned subsidiary of Global, which held three exclusive Colombian Association Contracts with Ecopetrol and two Exploration and Production Contract with the newly formed National Hydrocarbons Agency of the Republic of Colombia. As of November 4, 2004, Global is in compliance with the requirements of each of its Association Contracts and Exploration and Production Contracts.

In September 2004, Global signed an Exploration and Production Contract with the National Hydrocarbons Agency of the Republic of Colombia for the Rio Verde area, located in the central Llanos region. The contract assigns Global exclusive exploration and production rights to 75,000 acres located approximately 40 kilometers north of Global’s Palo Blanco complex.

Global currently owns a 100% working interest in the Rio Verde contract, and production, if any, is subject to a 10.5% percent royalty interest. The contract duration is approximately six years for the exploration phase and 24 years for the following exploitation phase. The time period for Phase 1 of the Rio Verde contract is 20 months. Terms of the contract require Global during Phase 1 to equip for production two existing wells located on the Rio Verde acreage, the Tilodiran #1 and the Macarenas #1. These wells, drilled in 1986 and 1993 respectively, tested productive. The estimated costs to equip for production the two existing wells is approximately $2 million. Also during Phase 1 of the contract, Global is required to reprocess 300 kilometers of existing seismic and acquire 50 kilometers of new 2D seismic. The estimated cost to reprocess and acquire the seismic is approximately $800,000.

If Global elects to enter Phase 2 of the Rio Verde contract, Global must drill one exploration well and acquire a further 25 kilometers of 2D seismic. Phases 3, 4 and 5, also optional, require one exploratory well to be drilled per phase. Phases 2, 3, 4 and 5 have a time period of 12 months each. In October 2004, Global commenced rig mobilization of the Tilodiran #1 well. Global expects that re-completion operations on this well will require 40 days to equip the well for continuous production.

In November 2004, Global signed a new exploration and production contract with the National Hydrocarbons Agency of the Republic of Colombia for the Los Hatos area, located in the central Llanos region. Global owns 100% of the contract, subject only to an initial 8% royalty payable to the Colombian Ministry of Energy. The final size of the royalty is to be determined by future production levels. The contract duration is approximately 6 years for the exploration phase and 24 years for the exploitation phase.

The contract grants Global exclusive exploration and production rights to 85,000 acres which are adjoined to the established Palo Blanco field. The terms of the contract require Global during phase 1 to drill one exploratory well. The time period for phase 1 is 16 months. If Global elects to enter phase 2 of the contract, Global must drill either one well or acquire 50 kilometers of 2D seismic data. Phases 3, 4 and 5, also optional, require one exploratory well to be drilled per phase. Phases 2,3,4 and 5 have a time period of 12 months each.

Peru Operations – In April 2001, Global, through a wholly owned subsidiary, signed a Technical Evaluation Agreement (“Peru TEA”) with Perupetro, the national oil company of Peru. The Peru TEA covered an area of approximately 6.8 million gross acres in northeastern Peru. All work requirements under the Peru TEA were satisfied prior to its expiration. Prior to expiration, Global exercised its option to convert a portion of the Peru TEA into a Production Sharing Contract. As of November 4, 2004, the negotiations with Perupetro for a Production Sharing Contract are still in progress and are expected to be completed during late 2004.

Panama Operations – In September 2001, Global, through a wholly owned subsidiary, signed a Technical Evaluation Agreement (“Panama TEA”) with the Ministry of Commerce and Industry for the Republic of Panama. The Panama TEA covered an area approximately 1.4 million gross acres divided into three blocks in and offshore Panama. Global completed all of its obligations under the Panama TEA and exercised its option to negotiate an Exploration and Exploitation Contract. As of November 4, 2004, the

negotiations with the Panamanian government are still in progress and are expected to be completed in early 2005.

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

Global Warrants held by Global’s Minority Interest Owners - In August 2002, Global issued to its minority shareholders warrants to purchase up to 505,407 shares of Global stock at UK 60 pence per share.

Harken is required to account for the Global Warrants held by Global’s minority stockholders and the Lyford Warrants (collectively referred to as “Global Warrants held by Outside Parties”) as derivatives in accordance with the Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 133 requires Harken to record the estimated fair value of the warrants as a liability at issuance and to adjust the liability to estimated fair value each period with any changes in value reflected in earnings.

Following Global’s announcement of year-end 2003 results and successful drilling results in 2004, there was a 190% increase in Global’s common share price from approximately 50 UK pence at December 31, 2003 to 145 UK pence at June 30, 2004. As of September 30, 2004, Global’s common share price had decreased to 137 UK pence per share.

As a result of the changes in share price, Harken recorded a net loss of $11,361,000 for the nine-month period and a gain of $1,120,000 for the three-month period ended September 30, 2004 for the changes in the fair value of the Global Warrants held by Outside Parties. The fair value of the warrants was calculated by a third party firm based on the underlying market price of the Global common stock. As long as the Global Warrants held by Outside Parties remain outstanding, Harken could experience additional gains or losses associated with any changes in fair value of these Global Warrants held by Outside Parties. Given the nature of these derivatives, changes in the underlying market price of Global’s ordinary common shares and the resulting fair value of these warrants may create significant volatility in the Harken’s results of operations in future periods.

Global Warrants held by Harken - In August 2002, Global issued to Harken warrants to purchase 6,487,481 of Global’s ordinary common shares at UK 60 pence per share. Since Global is a consolidated subsidiary, this warrant issuance is not reflected in the consolidated condensed financial statements. The estimated fair market value of these warrants at September 30, 2004 was approximately $10.2 million, as calculated by a third-party firm.

Global Stock Options - In addition to the warrants described above, certain employees and directors of Global hold options to purchase 3,375,000 of Global’s ordinary common shares at 50 pence per share.

If all Global warrants and share options were exercised, Harken’s ownership in Global could decrease from 85.62% to 61.11%. Harken’s ownership interest in Global may be further reduced by additional equity issuances of Global.

(8)	CONVERTIBLE NOTES PAYABLE

A summary of convertible notes payable is as follows:

	December 31, 2003	September 30, 2004
7% European Notes	$340,000	$—
4.25% Convertible Notes	5,000,000	4,167,000
5% Senior Convertible Notes	—	5,245,000

	5,340,000	9,412,000
Less: Current portion	1,667,000	1,667,000

	$3,673,000	$7,745,000

7% European Notes — At December 31, 2003, Harken had outstanding a total of approximately $340,000 principal amount of its 7% European Notes, which were to mature on March 31, 2007. In February 2004, in accordance with the terms of the 7% European Notes, Harken converted the remaining outstanding principal amounts of $340,000, plus accrued and unpaid interest of its 7% European Notes into approximately 696,000 shares of Harken common stock. No gain or loss was recorded for the mandatory conversions of the 7% European Notes as this transaction did not qualify as debt extinguishment.

4.25% Convertible Notes — In December 2003, Harken issued to qualified investors a total of $5 million principal amount of its 4.25% Convertible Notes due 2006 (the “4.25% Convertible Notes”), which mature on December 14, 2006, in exchange for $5 million cash. The 4.25% Convertible Notes are unsecured and rank equal to all other present and future unsecured indebtedness of Harken. Both principal and accrued interest on the 4.25% Convertible Notes are payable semi-annually in six equal installments at Harken’s option in cash or with shares of Harken common stock equal to 110% of the principal amount to be redeemed divided by the 30-day average market price of Harken’s common stock immediately prior to the semi-annual redemption date. The first principal installment payment along with accrued interest was paid in cash as of June 30, 2004. At December 31, 2003 and September 30, 2004, respectively, based on the scheduled principal installments, approximately $1.7 million of the 4.25% Convertible Notes are classified as current debt in the Consolidated Condensed Balance Sheet.

Pursuant to the terms of the 4.25% Convertible Notes, Harken is required to maintain unencumbered assets such that the ratio of (a) the fair market value of the unencumbered assets to (b) the outstanding principal amount of the 4.25% Convertible Notes, is equal to or greater than 1.5 to 1.0. At September 30, 2004, Harken was in compliance with the asset coverage ratio under the 4.25% Convertible Notes.

5% Senior Convertible Notes — In August 2004, Harken issued to qualified investors $5,245,000 aggregate principal amount of its 5% Senior Convertible Notes due June 30, 2009 (the “ 5% Notes”) in exchange for $5,245,000 in cash. The 5% Notes are convertible into shares of Harken’s common stock at a conversion price of $0.52 per share, subject to adjustments in certain circumstances. The 5% Notes bear interest at the rate of 5% per annum. Interest is payable semi-annually in arrears on December 31 and June 30, commencing December 31, 2004. Upon registration with the SEC of the shares of Harken’s common stock into which the 5% Notes are convertible, the holders of the 5% notes may exercise their rights to convert the 5% Notes. The Notes may be converted in whole or in part, at Harken’s option, after the effective date of the registration statement, if at any time following such effective date the average market price of Harken’s common stock over any 20 consecutive business day period equals or exceeds 125% of the conversion price ($0.65 per share). The outstanding principal balance of the Notes becomes due and payable in full on June 30, 2009 in cash or, at Harken’s option, in shares of Harken common stock equal to 110% of the principal amount of the 5% Notes divided by the 20-day average market price of Harken’s common shares immediately preceding the date of notice of redemption.

(9)	REDEEMABLE PREFERRED STOCKS

Issuance of Series J Convertible Preferred Stock and Warrants –

In March 2004, Harken’s Board of Directors approved the authorization and issuance of up to 65,000 shares of a new series of convertible preferred stock, the Series J Preferred. In April 2004, in exchange for $5.0 million in cash, Harken issued

•	50,000 shares of Series J Preferred Stock,

•	Warrants to purchase shares of Harken’s common stock; and

•	10,000 unit purchase warrants

The Series J Preferred has a liquidation value of $100 per share, is non-voting and is convertible at the holders’ option into common stock at a conversion price of $0.85 per share, subject to adjustments in certain circumstances. The Series J Preferred is also convertible by Harken, into freely tradable shares of Harken common stock at the conversion price, if for any period of thirty consecutive calendar days the average closing price of Harken common stock has equaled or exceeded 150% of the conversion price ($1.28 per share).

Dividends - The holders of the Series J Preferred are entitled to receive dividends at an annual rate equal to 5% per share. All dividends on the Series J Preferred stock are payable quarterly in arrears, beginning on September 30, 2004 in cash or, at Harken’s option, in shares of Harken common stock. The dividend payment in September 2004 was paid in cash. The Series J Preferred dividend and liquidation rights rank junior to all claims of creditors, including holders of outstanding debt securities, but senior to the holders of Harken common stock and pari passu to the holders of any other series of Harken preferred stock, unless otherwise provided.

Warrants – Warrants were issued in connection with the Series J Preferred to purchase 3,019,988 shares of Harken’s common stock. These warrants have a term of one year and an exercise price of $0.93. Harken may call the warrants if the closing price of Harken’s common stock over five consecutive days closes at or above 150% of the exercise price ($1.40 per share).

Unit Purchase Warrants - The unit purchase warrants issued in connection with the Series J Preferred have an exercise price of $100 per unit. Each unit consists of one share of Series J Preferred and one warrant to purchase that number of shares of Harken’s common stock that equals 50% of the number of shares of Harken common stock into which one share of the Series J Preferred that is purchased, by exercise of the unit purchase warrant, may be converted. These unit purchase warrants expire in April 2005.

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

Accounting for the Series J Preferred Stock and Warrants – In accordance with EITF Topic D-98 “Classification and Measurement of Redeemable Securities” (EITF D-98), the Series J Preferred contains certain provisions whereby redemption is deemed to be out of Harken’s control. Therefore the fair value of the Series J Preferred, of approximately $4.7 million is classified as temporary equity in the Consolidated Condensed Balance Sheet at September 30, 2004.

In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19), the common stock warrants were initially measured at fair value of $287,000 by an independent third party and are classified as permanent equity in the Consolidated Condensed Balance Sheet at September 30, 2004. The fair value allocated to the unit purchase warrants, approximately $38,000, is also classified as permanent equity in the Consolidated Condensed Balance Sheet at September 30, 2004.

After allocating the net proceeds between the Series J Preferred, the common stock warrants and the unit purchase warrants, Harken determined no beneficial conversion feature existed.

Adjustment of Series J Conversion Price and Warrant Exercise Price – In May 2004, as a result of Harken’s issuance of its Series L Convertible Preferred Stock (the “Series L Preferred”), the conversion price of the Series J Preferred was adjusted from $0.87 to $0.85. In accordance with EITF Issue 00-27, Issue 7, the number of the additional shares issuable upon conversion of the Series J Preferred multiplied by Harken’s stock price on the date of the original transaction is recorded as a Payment of Preferred Stock Dividends of approximately $135,000 which is included as a decrease to Net Income Attributed to Common Stock in the

Consolidated Condensed Statement of Operations for the nine months ended September 30, 2004. In addition, the original exercise price of the common stock warrants issued with the Series J Preferred was adjusted from $0.98 to $0.95. In August 2004, as a result of Harken’s issuance of its 5% Notes, the exercise price of the common stock warrants issued with the Series J Preferred was adjusted from $0.95 to $0.93. In conjunction with SFAS 123 “Accounting for Stock Based Compensation” (SFAS 123), the incremental increase in the fair value of the warrant of approximately $8,000 and $19,000, respectively, is recorded as a Payment of Preferred Stock Dividends which is included as a decrease to Net Income Attributed to Common Stock in the Consolidated Condensed Statement of Operations for the three and nine months ended September 30, 2004. If Harken issues any additional shares of its common stock or any common stock equivalent at a price per share less than the conversion price of the Series J Preferred, the conversion price of the Series J Preferred is subject to additional adjustment.

Issuance of Series L Convertible Preferred Stock and Warrants –

In March 2004, Harken’s Board of Directors approved the authorization and issuance of up to 65,000 shares of convertible preferred stock, the Series L Preferred. In May 2004, Harken issued 50,000 shares of Series L Preferred stock and warrants to purchase shares of Harken common stock in exchange for $5 million in cash. Shares of the Series L Preferred have a liquidation value of $100 per share, are non-voting and were convertible at the holders’ option into Harken common stock at a conversion price of $0.71 per share, subject to adjustments in certain circumstances. See Subsequent Event – Series L Conversion / Redemption Agreement discussion below.

Dividends - The holders of the Series L Preferred are entitled to receive dividends at an increasing rate starting at 4% per share. All dividends on the Series L Preferred are payable semi-annually on June 30 and December 30. Dividends may be paid in cash or, at Harken’s option, in freely tradable shares of Harken common stock. The dividend rate may escalate to 12% under certain events of default, including failure to declare and pay dividends. The June 2004 dividend payment was paid in cash at Harken’s option.

The dividend and liquidation rights of the Series L Preferred shall rank junior to all claims of creditors, including holders of outstanding debt securities, but senior to holders of Harken common stock and pari passu to any other series of Harken preferred stock, unless otherwise provided.

Warrants - The warrants to purchase 3,712,049 shares of Harken’s common stock issued in connection with the Series L Preferred are exercisable for two years from issuance and have an exercise price of $0.67.

Accounting for the Series L Preferred Stock and Warrants – In accordance with EITF D-98, events of default for the Series L Preferred contain certain provisions whereby redemption is deemed to be out of Harken’s control. Therefore the fair value of the Series L Preferred of approximately $4.0 million is classified as temporary equity in the Consolidated Condensed Balance Sheet at September 30, 2004. In accordance with EITF 00-19, the fair value allocated to the common stock warrants of approximately $976,000 is classified as permanent equity in the Consolidated Condensed Balance Sheet at September 30, 2004.

The proceeds allocated to the Series L Preferred represented a discount to the market value of the underlying common stock. The discount of approximately $498,000 was treated as a beneficial conversion feature and was recognized as a Payment of Preferred Stock Dividends and presented as a decrease to Net Income Attributed to Common Stock in the third quarter of 2004, when the registration statement related to the shares of Series L Preferred became effective.

Adjustment of Series L Conversion Price and Warrant Exercise Price – In August 2004, as a result of Harken’s issuance of its 5% Notes, the original conversion price of the Series L Preferred was adjusted from $0.72 to $0.71. In accordance with EITF Issue 00-27, Issue 7, the number of the additional shares issuable upon conversion of the Series L Preferred multiplied by Harken’s stock price on the date of the original transaction is recorded as a Payment of Preferred Stock Dividends of approximately $51,000 which is presented as a decrease to Net Income Attributed to Common Stock in the Consolidated Condensed Statement of Operations for the three and nine months ended September 30, 2004. In addition, the original exercise price of the common stock warrants issued with the Series L Preferred was adjusted from $0.68 to $0.67. The incremental increase in the fair value of the warrant of approximately $9,000 was recorded as a Payment of Preferred Stock Dividends which is presented as a decrease to Net Income Attributed to Common Stock in the Consolidated Condensed Statement of Operations for the three and nine months ended September 30, 2004. If Harken issues any additional shares of its common stock or any common stock equivalent at a price per share less than the conversion price of the Series L Preferred, the conversion price of the Series L Preferred is subject to additional adjustment.

Subsequent Event – Series L Conversion / Redemption Agreement and Issuance of Series M Cumulative Convertible Preferred Stock

In October 2004, Harken entered into a Conversion/Redemption Agreement (the “Agreement”) with the holders of the Series L Preferred, pursuant to which Harken has modified the conversion terms of the Series L Preferred as a part of the agreement to issue the Series M Cumulative Convertible Preferred Stock, as described below.

Pursuant to the Agreement, each holder of the Series L Preferred has agreed to convert at least 20% of its holdings of Series L Preferred on each of October 8, 2004, November 2, 2004, December 1, 2004, December 30, 2004 and February 1, 2005, provided Harken meets certain conditions. Harken has agreed that the conversion price will be the volume weighted average price of the Harken’s common stock for the twenty consecutive trading days immediately preceding the applicable conversion date. On October 8 and November 3, 2004, a total of $2 million, plus accrued dividends, of the Series L Preferred was converted into 3.6 million shares of Harken’s common stock.

Concurrent with the Agreement, in October 2004, Harken sold 50,000 shares of its Series M Cumulative Convertible Preferred Stock (the “Series M Preferred”) and issued warrants to purchase up to 4,385,965 shares of Harken’s common stock at an exercise price equal to $0.57 per share. The aggregate purchase price for the Series M Preferred and the related warrants was cash consideration of $5,000,000.

The Series M Preferred has a liquidation value of $100 per share, is non-voting and is convertible at the holders’ option into common stock at a conversion price of $0.60 per share, subject to adjustments in certain circumstances. If for any period of thirty consecutive days the average closing price of Harken common stock during such period trades above $0.75 per share for 30 consecutive days, up to 25,000 shares of the Series M Preferred is convertible by Harken into freely tradable shares of Harken common stock at $0.60 per share. If the average daily volume weighted average price of Harken’s common stock during a period of thirty trading days equals or exceeds $0.90, Harken may convert all the Series M Preferred into freely tradable shares of Harken common stock at $0.60 per share.

(10)	STOCKHOLDERS’ EQUITY

Common Stock — At each of its stockholders meetings held in February and May 2004, Harken received stockholder approval to increase Harken’s authorized shares of common stock by 50 million shares at each meeting, increasing total authorized shares from 225 million shares at December 31, 2003 to 325 million shares of common stock as of September 30, 2004. At December 31, 2003 and September 30, 2004, 185,405,471 and 206,470,362 shares of Harken common stock, respectively, were issued.

Treasury Stock — At December 31, 2003 and September 30, 2004, Harken had 605,700 shares of treasury stock. During 2003 and the nine months ended September 30, 2004, Harken did not purchase any shares of its common stock.

Series G1 Convertible Preferred Stock - The Series G1 Convertible Preferred Stock (the “Series G1 Preferred”), which was issued in October 2000, has a liquidation value of $100 per share, is non-voting, and is convertible at the holder’s option into Harken common stock at a conversion price of $12.50 per share, subject to adjustment in certain circumstances.

The Series G1 Preferred holders are entitled to receive dividends at an annual rate equal to $8 per share when, as and if declared by Harken’s Board of Directors. All dividends on the Series G1 Preferred are cumulative and payable semi-annually in arrears, payable on June 30 and December 30. At Harken’s option, dividends may also be payable in Harken common stock valued at $12.50 per share.

During April 2004, Harken’s Board of Directors declared that a dividend be paid on all accrued and unpaid dividends as of June 30, 2004 payable to holders of Harken’s Series G1 and Series G2 Preferred. The dividend was paid with shares of common stock. As of the record date for such dividends, in May 2004, there were 295,372 shares of the Series G1 Preferred outstanding. In June 2004, Harken had accrued approximately $1.2 million of dividends in arrears related to the Series G1 Preferred, or approximately $4.00 per share of such preferred stock outstanding. In June 2004, a total of approximately 94,500 shares of Harken common stock were paid to holders of the Series G1 Preferred.

During the nine months ended September 30, 2004, holders of 28,940 shares of the Series G1 Preferred elected to exercise their conversion option, and such holders were issued 231,651 shares of Harken common stock.

Series G2 Convertible Preferred Stock — In July 2001, Harken’s Board of Directors approved the issuance of shares of the Series G2 Preferred, which has a liquidation value of $100 per share, is non-voting, and is convertible at the holder’s option into Harken common stock at a conversion price of $3.00 per share, subject to adjustment in certain circumstances. The Series G2 Preferred is also convertible by Harken into shares of Harken common stock if for any period of twenty consecutive calendar days, the average of the closing prices of Harken common stock during such period shall have equaled or exceeded $3.75 per share.

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

During April 2004, Harken’s Board of Directors declared that a dividend be paid as of June 30, 2004 to holders of the Series G1 Preferred and the Series G2 Preferred, such dividend to be paid with shares of common stock. As of the record date for such dividends, in May 2004, there were 27,150 shares of the Series G2 Preferred outstanding. In June 2004, Harken had accrued approximately $108,600 of dividends in arrears related to the Series G2 Preferred or approximately $4.00 per share of such preferred stock outstanding. In June 2004, a total of approximately 36,200 shares of Harken common stock were paid to holders of the Series G2 Preferred.

During the nine months ended September 30, 2004, holders of 14,500 shares of the Series G2 Preferred elected to exercise their conversion option, and such holders were issued 487,697 shares of Harken common stock.

Accounting for Payment of Series G1 and Series G2 Preferred Stock Dividends – Harken accounts for the payment of the Series G1 Preferred and the Series G2 Preferred stock dividends with shares of Harken common stock as a liability extinguishment in accordance with APB 26. Net Income Attributable to Common Stock, as previously reported in Harken’s Form 10-Q for the three and nine months ended September 30, 2003, has been changed since Harken determined it is necessary to account for the January 2003 payment of dividends on the Series G1 Preferred and the Series G2 Preferred with shares of Harken common stock to reflect, in accordance with APB 26, the difference between the carrying value of the preferred stock dividend liability of approximately $7.4 million and the fair market value of the shares of Harken common stock of approximately $227,000 issued by Harken in payment of the liability. The difference was recognized as a Payment of Preferred Stock Dividends of approximately $7.0 million in the Consolidated Condensed Statement of Operations for the period ended March 31, 2003 as an increase, net of income taxes paid on behalf of the preferred shareholders, to Net Income Attributed to Common Stock. Harken had previously accounted for the payment of dividends of the Series G1 Preferred and the Series G2 Preferred with shares of Harken common stock as a conversion transaction, pursuant to the terms of the respective preferred stock agreement, with the difference between the carrying amount of the preferred stock dividend liability and the par value of the common stock issued recorded to Additional Paid-in Capital. This accounting treatment had no effect on Harken’s revenues, net income, net working capital, or cash flow for the periods in question. Basic earnings per share increased from a loss per share of $(0.01) to earnings per share of $0.06, and diluted earnings per share increased from a loss per share of $(0.01) to earnings per share of $0.00 for the nine months ended September 30, 2003 as a result of the increase to Income Attributable to Common Stock. Additionally, none of Harken’s debt compliance covenants were affected by this accounting treatment.

In June 2004, Harken paid the dividends on the Series G1 Preferred and the Series G2 Preferred accrued at June 30, 2004 with approximately 130,700 shares of Harken common stock. The difference between the carrying value of the preferred stock dividend liability at June 30, 2004, approximately $1.3 million, and the fair market value of the shares of Harken common stock issued by Harken in payment of the liability in June 2004, approximately $69,000, is recognized as a Payment of Preferred Stock Dividends in the Consolidated Condensed Statement of Operations as of September 30, 2004 as a $1.2 million increase to Net Income Attributed to Common Stock.

Subsequent Event – Inducement to Voluntarily Convert Series G1 and Series G2 Preferred to Shares of Harken’s Common Stock – In October 2004, Harken entered into agreements with the holders of the Series G1 and Series G2 Preferred which provided a 20% increase in the number of shares of Harken’s common stock each Series G1 and Series G2 Preferred holder would receive upon voluntary conversion under the original terms of the Series G1 and G2 Preferred agreements. In November 2004, holders of 287,447 and 18,700 shares of

Series G1 and G2 Preferred, respectively, elected to exercise their conversion option under the revised agreement, and such holders were issued a total of 3.6 million shares of Harken’s common stock.

Series G3 Convertible Preferred Stock — During the first nine months of 2004, holders of the remaining 76,700 shares of Harken’s Series G3 Preferred stock elected to exercise their conversion option, and these remaining holders were issued a total of approximately 15.5 million shares of Harken common stock. At September 30, 2004, the Series G3 Preferred is no longer outstanding.

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

The holders of the Series G4 Preferred are entitled to receive dividends, when as and if declared by the Board of Directors, at an annual rate equal to $8.00 per share. All dividends on the Series G4 Preferred are payable semi-annually in arrears in cash or, at Harken’s option, in shares of Harken’s common stock, payable on June 30 and December 31, commencing December 31, 2004. At Harken’s option, the dividends can be paid in shares of Harken’s common stock valued at $2.00 per share. The Series G4 Preferred dividend and liquidation rights rank junior to all claims of creditors, including holders of outstanding debt securities, but senior to Harken common stockholders and pari passu to any other series of Harken preferred stock, unless otherwise provided.

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

Accounting for the Series G4 Preferred Stock Issuance — Harken has reflected the difference between the face amount of the Series G1 Preferred and the Series G2 Preferred, plus the $2.4 million in cash, less transaction fees, and the fair value of the Series G4 Preferred shares issued as Exchange on Preferred Stock of approximately $337,000 in the Consolidated Condensed Statement of Operations for the nine months ended September 30, 2004, as an increase to Net Income Attributed to Common Stock. The valuation of the Series G4 Preferred stock is supported by an appraisal, performed by RP&C International Inc. (“RP&C”), and is based on the market value of the underlying conversion shares of Harken common stock as of the date of the exchange along with a discounted value associated with an assumed dividend yield.

Accumulated Other Comprehensive Income — During 2003, Harken recorded unrealized holding gains of $606,000 on its available for sale investment in NOIT in Other Comprehensive Income in stockholders’ equity in the Consolidated Condensed Balance Sheet at December 31, 2003. In February 2004, upon the sale of Harken’s investment in NOIT, the accumulated holding gain of $606,000 in Other Comprehensive Income was realized into earnings. Harken recorded a total gain on sale of the NOIT investment of approximately $1 million in the Consolidated Condensed Statement of Operations as of September 30, 2004.

Private Placement of Common Stock - In March 2004, Harken issued 3.6 million shares of Harken common stock in a private placement offering to two institutional investors for a total of $3.5 million in cash, less transaction costs. In connection with this private placement common stock offering, in March 2004, Harken issued to those investors, warrants to purchase 1.75 million shares of Harken’s common stock. The warrants are exercisable, at a price of $1.056 per share, at any time prior to March 8, 2005. The warrants also contain a call option whereby at any time during the exercise period, Harken has the right to call the warrants at $0.05 per warrant provided that Harken’s market price of its common stock is equal to or greater than 125% of the exercise price for at least 15 consecutive trading days.

In accordance with EITF 00-19, these warrants were initially measured at fair value and are classified as permanent equity in the Consolidated Condensed Balance Sheet at September 30, 2004.

(11)	STOCK OPTION PLAN

Harken has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of Harken’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Harken’s 1993 Stock Option and Restricted Plan authorized the grant of options to Harken employees and directors for up to 400,000 shares of Harken common stock. Harken’s 1996 Stock Option and Restricted Stock Plan authorized the grant of 1,852,500 shares of Harken common stock. All options granted had 10-year terms, vested and became fully exercisable at the end of 4 years of continued employment. At September 30, 2004, all of Harken’s previously issued and/or outstanding employee stock options had expired or were previously voluntarily surrendered, therefore no pro-forma information regarding net income and net income per share is required. As of September 2004 and after duly authorized action by Harken’s Board of Directors, all of Harken’s stock option plans have been terminated. See Note 7 – Global Warrants and Stock Options for discussion on Global stock options.

(12) RELATED PARTY TRANSACTIONS

In November 2001, Global elected to its Board of Directors a director who is also a director of RP&C. RP&C has historically provided financial and transaction consulting services to Harken. In addition, RP&C has served as a financial advisor in connection with Harken’s restructuring of its international assets, obligations and operations through its Global subsidiary. Also, RP&C currently serves as Global’s nominated advisor for the AIM Exchange in London. During the three months and the nine months ended September 30, 2004, Harken paid to RP&C approximately $282,000 and $632,000, respectively, for transaction costs associated with transaction consulting services. In connection with these services provided, RP&C may continue to earn such fees in the future.

(13)	DERIVATIVE INSTRUMENTS

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

During 2004, Harken held a natural gas collar contract consisting of a fixed price floor option of $3.00 per MMBTU and a fixed price cap option of $4.95 per MMBTU covering 70,000 MMBTUs per month. Harken had not designated the above derivative as a hedge under SFAS No. 133, therefore the derivative was marked to market each period. The change in the fair value of the derivative of approximately $303,000 in 2004 is reflected as an increase to Other Income in the Consolidated Condensed Statement of Operations. Such natural gas collar contract was settled at fair value in June 2004.

In December 2003, Harken purchased a crude oil floor contract with a strike price of $27.00 per barrel for a notional amount of 6,000 barrels per month over a period of the contract from January 1, 2004 through December 31, 2004. In March 2004, Harken terminated this crude oil floor contract and replaced it with a crude oil floor contract with a strike price of $28.00 per barrel for a notional amount of 6,000 barrels per month over a period of the contract from April 1, 2004 through December 31, 2004. In June 2004, Harken terminated this crude oil floor contract and replaced it with a crude oil floor contract with a strike price of $30.00 per barrel for a notional amount of 6,000 barrels per month over a contract period from July through December 2004. During the three months and nine months ended September 30, 2004, approximately $19,000 and $104,000, respectively, is included as a decrease to Other Income in the Consolidated Condensed Statement of Operations to reflect the decrease in value of this crude oil floor contract associated with time value. Such crude oil floor contract is reflected in Prepaid Expenses and Other Assets in the Consolidated Condensed Balance Sheet at September 30, 2004 with a market value of approximately $14,000.

In January 2004, Harken purchased a natural gas floor contract with a strike price of $4.00 per MMBTU for a notional amount of 90,000 MMBTUs per month over the period of the contract from July 1, 2004 through December 31, 2004. This natural gas floor contract is reflected in Prepaid Expenses and Other Assets in the Consolidated Condensed Balance at September 30, 2004 with a market value of approximately $5,000. During the three months and nine months ended September 30, 2004, approximately $13,000 and $54,000, respectively, is included as a decrease to Other Income in the Consolidated Condensed Statement of Operations to reflect the decrease in value of this natural gas floor contract associated with time value.

In September 2004, Harken purchased a crude oil floor contract with a strike price of $30.00 per barrel for a notional amount of 6,000 barrels per month over a period of the contract from January 1, 2005 through December 31, 2005. This crude oil floor contract is reflected in Prepaid Expenses and Other Assets in the Consolidated Condensed Balance Sheet at September 30, 2004 with a market value of approximately $52,000.

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

As of September 30, 2004, Harken has identified a new operating segment to reflect its investment in IBA. Harken’s financial information for each of its operating segments is as follows for the periods ended September 30, 2003 and 2004 (amounts in thousands):

	Three Months Ended September 30, 2003			Nine Months Ended September 30, 2003
	(in thousands)
	North America	Middle America	Total	North America	Middle America	Total
Operating revenues	$4,469	$2,518	$6,987	$14,727	$6,305	$21,032
Interest and other income	404	20	424	(17)	54	37
Depreciation and amortization	1,404	895	2,299	4,286	2,210	6,496
Interest expense and other, net	586	21	607	3,888	42	3,930
Gain from extinguishments of notes	—	—	—	5,282	—	5,282
Income tax (expense) benefit	—	(75)	(75)	—	276	276
Segment income (loss) before cumulative effect of change in accounting principle	(437)	453	16	1,412	865	2,277
Segment income (loss)	(437)	453	16	799	665	1,464
Capital expenditures	1,549	957	2,506	2,298	3,944	6,242
Total assets at end of period	56,945	26,035	82,980	56,945	26,035	82,980

	Three Months Ended September 30, 2004				Nine Months Ended September 30, 2004
	(in thousands)
	North America	Middle America	IBA	Total	North America	Middle America	IBA	Total
Operating revenues	$4,658	$3,548	$—	$8,206	$13,572	$9,072	$—	$22,644
Interest and other income	44	38	—	82	412	67	—	479
Depreciation and amortization	1,877	927	—	2,804	5,675	2,712	—	8,387
Interest expense and other, net	177	24	—	201	526	25	—	551
Gain on extinguishments of notes	—	—	—	—	325	—	—	325
Gain / (loss) on change in warrant liability	1,120	—	—	1,120	(11,361)	—	—	(11,361)
Gain on sale of equity investment	—	—	—	—	990	—	—	990
Income tax expense	—	171	—	171	15	479	—	494
Segment income (loss)	905	1,455	(89)	2,271	(11,169)	3,015	(89)	(8,243)
Capital expenditures	1,973	1,429	—	3,402	5,754	3,853	—	9,607
Total assets at end of period	56,006	31,387	12,460	99,853	56,006	31,387	12,460	99,853

(15)	EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, 2003 and 2004.

	2003			2004
(in thousands, except per share data)	Net Income Attributed to Common Stock	Weighted- Average Shares	Per-Share earnings	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per-Share Loss
Basic earnings per share	$5,690	93,739	$0.06	$(7,287)	198,425	$(0.04)
Effect of dilutive securities:
5% European Notes (A)	(5,254)	95	(0.06)	—	—	—

Diluted earnings per share	$436	93,834	$0.00	$(7,287)	198,425	$(0.04)

(A)	Represents 5% European Notes extinguished during the nine months ended September 30, 2003. Gains on these transactions have been treated as a reduction to income attributed to common stock as such gains would not have occurred had these securities been converted by the holder.

Not included in the calculation for diluted earnings per share were employee stock options outstanding during the nine months ended September 30, 2003. The inclusion of these options would have been antidilutive since they were not “in the money” during the nine months ended September 30, 2003.

(16)	COMMITMENTS AND CONTINGENCIES

As previously reported in Harken’s Annual Report on Form 10-K for the year ended December 31, 2003, D.E. Rice and Karen Rice, as Trustees for the Rice Family Living Trust, filed a lawsuit in state court in August 2002 alleging damages from alleged spills on the Rice’s property. In December 2003, the parties agreed to formal mediation of this matter which took place in January 2004. Following mediation, the parties reached a settlement agreement, whereby Harken and Harken’s insurers agreed to pay to Rice the total sum of $1.9 million in return for a full and final release for all disputes and claims alleged by Rice against Harken. The insurers agreed to contribute $775,000 of this settlement amount. Harken’s insurers, pursuant to a separate Fifth Circuit Court of Appeals order, have covered Harken’s legal costs of defense in the litigation. In April 2004 the trial court, upon joint motion of parties, dismissed the Rice lawsuit in its entirety.

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

In May 2002, Henry C. Magee III (“Magee”) filed a complaint against XPLOR Energy SPV-I, Inc. and XPLOR Energy Operating Company, as the successor in Interest to Araxas SPV-I, Inc. and Araxas Exploration, Inc. in the United States District Court for the Eastern District of Louisiana. In his complaint, Magee alleges that Xplor breached a contractual obligation relating to a royalty interest assignment from XPLOR’s predecessor in interest, Araxas Exploration, Inc. The court granted Magee’s motion for summary judgment as to a disputed interpretation of the assignment clause but reserved for trial XPLOR’s reformation claim. Subsequent to the summary judgment, Magee asserted additional claims relating to his purported royalty interest assignment.

On September 10, 2004, all parties to the Magee litigation agreed to settle all matters in dispute and related to the disputes at issue in that litigation. Formal settlement agreements are under review together with a final order of dismissal. The parties anticipate finalizing formal settlement agreements and filing the dismissal papers with the court during the fourth quarter 2004. The settlement will result in Harken contributing approximately $150,000 in cash for settlement and compromise of the Magee claims. At September 30, 2004, Harken has accrued the settlement amount. As a result, Harken anticipates that the outcome of this matter will not significantly impact in a negative way its financial condition or operations as a whole.

In October 2003, Xplor was served with a complaint filed by Apache Corporation in the Harris County District Court. Apache sought payment of $219,000 plus interest and attorneys’ fees. Apache alleged that the amount demanded was due pursuant to the terms of a 1998 purchase and sale agreement between Apache and Xplor. In March 2004, Apache and Xplor entered into a compromise and settlement agreement resolving all disputes between the parties, resulting in dismissal.

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

Overview

Harken is engaged in oil and gas exploration, exploitation, development and production operations both domestically and internationally through its various subsidiaries. Historically, Harken had divided its operations into two operating segments, North American Operations and Middle American Operations, which are managed and evaluated as separate operations. Harken’s North American operating segment presently consists of Harken’s exploration, exploitation, development, production and acquisition efforts in the onshore and offshore Gulf Coast regions of South Texas and Louisiana. Harken also has oil and gas properties located in the Panhandle regions of Texas. Harken’s Middle American operations are conducted through Harken’s majority-owned subsidiary, Global Energy Development Plc (“Global”), which has activities in Colombia, Panama and Peru.

In September 2004, Harken established a new operating segment through its investment in International Business Associates, Ltd. (“IBA”), a start-up company that will focus primarily on opportunities created by the recent deregulation of the energy markets in Eastern Europe. IBA’s planned transactions will consist primarily of physical purchases of natural gas, use of pipeline capacity, fuel management and available storage. IBA intends to capitalize upon the skills, knowledge and relationships that IBA’s principals have developed through their five-year presence in Hungary, the Ukraine and Russia. Harken invested $12.5 million of cash in IBA in exchange for redeemable preferred stock and warrants to purchase 48% of the common stock of IBA. In addition, Harken has majority control on the board of directors of IBA. Since Harken bears the majority of the risk and rewards of ownership and effectively controls IBA, Harken consolidates the assets, liabilities and results of operations of IBA.

All of Global’s operating revenues are and have been generated from Colombian operations. In 2004, Global has been actively continuing its development drilling program in the Palo Blanco field in Colombia as well as pursuing additional acreage and drilling opportunities through new Colombian contract areas. In September 2004, Global signed an Exploration and Production Contract with the National Hydrocarbons Agency of the Republic of Colombia for the Rio Verde area, located in the central Llanos region. The contract assigns Global exclusive exploration and production rights to 75,000 acres located approximately 40 kilometers north of Global’s Palo Blanco complex. Terms of the contract require Global during Phase 1 to equip for production two existing wells located on the Rio Verde acreage, the Tilodiran #1 and the Macarenas #1. These wells, drilled in 1986 and 1993 respectively, tested productive.

In November 2004, Global signed a new exploration and production contract with the National Hydrocarbons Agency of the Republic of Colombia for the Los Hatos area, located in the central Llanos region. Global owns 100% of the contract, subject only to an initial 8% royalty payable to the Colombian Ministry of Energy. The final size of the royalty is to be determined by future production levels. The contract duration is approximately 6 years for the exploration phase and 24 years for the exploitation phase.

The contract grants Global exclusive exploration and production rights to 85,000 acres which are adjoined to the established Palo Blanco field. The terms of the contract require Global during phase 1 to drill one exploratory well. The time period for phase 1 is 16 months. If Global elects to enter phase 2 of the contract, Global must drill either one well or acquire 50 kilometers of 2D seismic data. Phases 3, 4 and 5, also optional, require one exploratory well to be drilled per phase. Phases 2,3,4 and 5 have a time period of 12 months each.

Harken’s domestic operations are managed through its wholly-owned subsidiary, Gulf Energy Management Company (“GEM”). In 2004, GEM has been actively focusing on building near to medium term oil and gas production primarily through the exploitation of defined development opportunities in existing lease holdings using 3D seismic, accelerating exploration in new or reprocessed 3D seismic databases along the Texas and Louisiana Gulf Coast, and seeking acquisition and other business development opportunities.

GEM has experienced successful drilling activity over the past three fiscal years, with an average success completion rate of approximately 85% and an average historical finding cost of approximately $1.09 per thousand cubic foot equivalent. During the nine months ended September 30, 2004, GEM has participated in the drilling of approximately 12 gross wells, with an average success completion rate of 83.3%, and an average finding cost of approximately $1.39 per thousand cubic foot equivalent.

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

As of September 30, 2004, based on the West Texas Intermediate posted price of $46.25 per barrel and the Henry Hub posted price of $6.36 per mmbtu, Harken and Global’s estimates of discounted future net cash flows from proved oil and gas reserves exceeded their adjusted carrying values. Given the volatility of oil and gas prices, it is possible that the estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline in the future, even if only for a short period of time, it is possible that impairments of oil and gas properties could occur. In addition, it is possible that additional impairments could occur if costs are incurred in excess of any increases in the cost ceiling, revisions to proved oil and gas reserves occur or if properties are sold for proceeds less than the discounted present value of the related proved oil and gas reserves.

Colombia operations — During the nine months ended September 30, 2004, approximately 39% of Harken’s consolidated revenues were generated from Global’s sales to Ecopetrol, the state-owned Colombian oil company. The country of Colombia is currently experiencing heightened security issues which could affect Global’s Colombian operations as well as the strength and operations of Ecopetrol. If Ecopetrol experiences significant adverse conditions in its operations, it may not be able to meet its ongoing financial obligations to Global for delivered production or be able to purchase future production under the terms of existing contract provisions. Global’s Colombian operations could also be directly affected by guerilla activity or other instances or threats of violence, preventing or interrupting Global from producing, transporting or delivering future production volumes. Any such adverse developments in Global’s Colombian operations could result in, among other things, additional full cost valuation allowances and impairments related to Global’s assets.

Asset Retirement Obligations—Harken has significant obligations for the dismantlement and removal of its oil and gas production and related facilities. Estimating future asset removal costs is difficult and requires management to make estimate and judgments since most the removal activities will occur several years in the future. In addition, asset removal technologies and costs are constantly changing, as are political, environmental, safety considerations that may ultimately impact the amount of the obligation. Effective January 1, 2003, Harken changed its method of accounting for asset retirement obligations in accordance with FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 requires asset retirement costs to be capitalized as part of the cost of the related tangible long-lived assets and subsequently allocated to expense using a systematic and rational method over the useful life of the asset. See Note 5—Asset Retirement Obligation in the Notes to the Consolidated Condensed Financial Statements contained in Part I, Item 1 for discussion of implementation and impact of SFAS 143.

Derivative Instruments—Harken is exposed to risk from fluctuations in crude oil and natural gas prices. To reduce the impact of this risk in earnings and to increase the predictability of its cash flow, from time to time Harken enters into certain derivative contracts, primarily floors for a portion of its North American oil and gas operations. At September 30, 2004, Harken holds two oil floor contracts for the remainder of 2004 and for 2005 and a natural gas floor contract that were designated as cashflow hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). These commodity derivative instruments are measured at fair value and recorded as assets or liabilities, and any unrealized gains or losses are reflected in accumulated other comprehensive income in the accompanying Consolidated Condensed Balance Sheet. When available, quoted market prices are used in determining fair value. The counterparties to these contractual arrangements are limited to creditworthy institutions.

Accounting for Payment of Series G1 and Series G2 Preferred Stock Dividends – Harken accounts for the payment of the Series G1 Preferred and the Series G2 Preferred stock dividends with shares of Harken common stock as a debt extinguishment in accordance with Accounting Principles Board Opinion No. 26, “Extinguishment of Debt” (APB 26). Accordingly, the difference between the carrying value of the preferred stock dividend liability and the fair market value of the shares of Harken common stock issued by Harken in payment of the liability, is recognized as Payment of Preferred Stock Dividends in the Consolidated Condensed Statement of Operations as an increase, net of income taxes paid on behalf of the preferred shareholders, to Net Income Attributed to Common Stock. For further discussion of Harken’s accounting treatment for payment of the Series G1 Preferred and the Series G2 Preferred stock dividends, see Note 10 – Stockholders’ Equity in the Notes to the Consolidated Condensed Financial Statements contained in Part I, Item 1.

Potential Change in Ownership in Global — At September 30, 2004, Harken owned 85.62% of Global’s common stock. As more fully described in Note 7 – Global Warrants and Stock Options in the Notes to the Consolidated Condensed Financial Statements contained in Part 1, Item 1, Harken’s ownership in Global may be reduced under certain circumstances. The following Global warrants and options are outstanding:

Lyford warrants to purchase Global shares held by Harken (50 pence)	7,000,000	(a)
Warrants to purchase Global shares (Minority-owned) (60 pence)	505,467	(a)
Warrants to purchase Global shares (Harken-owned) (60 pence)	6,487,481	(b)
Global employee stock options (50 pence)	3,375,000

(a)	As required under SFAS 133, Harken is required to record the warrants issued to Lyford Investment Enterprises Ltd. (“Lyford”) and the minority shareholders (collectively referred to as “Global Warrants held by Outside Parties”) as a liability at fair value with any changes in fair value reflected in earnings each period. At September 30, 2004, these warrants are recorded as a liability of $12 million in the Consolidated Condensed Balance Sheet. These warrants will expire in October 2005.

(b)	In August 2002, Global issued to Harken warrants to purchase 6,487,481 of Global shares at 60 pence per share. Since Global is a consolidated subsidiary, the warrant issuance is not reflected in the consolidated financial statements. The estimated fair market value of these warrants at September 30, 2004 was approximately $10.2 million, as calculated by a third-party firm. These warrants will expire in August 2005.

If all Global warrants and stock options, as listed above, were exercised, Harken’s ownership in Global’s ordinary common shares could decrease from 85.62% to 61.11%. On November 5, 2004, at a special Global shareholders meeting, Harken, through its wholly-owned subsidiary, intends to vote its shares in Global in favor of granting Global’s board of directors general authority for placement of up to 15 million british sterling pounds of Global’s ordinary common shares to qualified investors in the United Kingdom and Europe.

As mentioned above, Harken has accounted for Global Warrants held by Outside Parties as a derivative in accordance with SFAS 133, and accordingly has reflected the fair value of the warrants as a liability in the Consolidated Condensed Balance Sheets at December 31, 2003 and September 30, 2004. Such liability is reflected at the fair value of the derivative, based on the underlying market price of Global common stock, and the corresponding gain or loss related to the change in derivative fair value is reflected in earnings. Harken will continue to measure the changes in the fair value of these warrants and record such changes in value through the income statement in the period in which such changes occur. Given the nature of these derivatives, changes in the underlying market price of Global common stock and the resulting fair value of these warrants may create significant volatility in the Harken’s results of operations in future periods.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, The Emerging Issues Task Force (“EITF”) reached a consensus that mineral rights, as defined in EITF Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets,” are tangible assets and that they should be removed as examples of intangible assets in SFAS Nos. 141 and 142. The FASB has recently ratified this consensus and directed the FASB staff to amend SFAS Nos. 141 and 142 through the issuance of FASB Staff Positions FSP FAS 141-1 and FSP FAS 142-1. Historically, Harken has included the costs of such mineral rights as tangible assets, which is consistent with the EITF’s consensus. As such, EITF 04-02 has not affect the consolidated condensed financial statements.

In September 2004, the SEC released Staff Accounting Bulletin No. 106 (SAB 106) which expresses the SEC’s views regarding the application of FASB Statement No. 143, Accounting for Asset Retirement Obligations, (SFAS 143) by oil and gas producing companies following the full cost accounting method. SAB 106 addresses the calculation of ceiling tests for full-cost oil and gas companies, depreciation, depletion and amortization as affected by the adoption of SFAS 143, as well as the required related disclosures. SAB 106 had no impact on Harken’s financial position or results of operations.

RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected Harken’s earnings and balance sheet during the periods included in the accompanying consolidated condensed financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(unaudited)		(unaudited)
Operating Revenues
Domestic Exploration and Production Operations
Gas sales revenues	$2,677,000	$2,984,000	$9,002,000	$8,279,000
Gas volumes in mcf	517,000	484,000	1,591,000	1,421,000
Gas price per mcf	$5.18	$6.17	$5.66	$5.83
Oil sales revenues	$1,792,000	$1,674,000	$5,725,000	$5,293,000
Oil volumes in barrels	61,000	40,000	188,000	140,000
Oil price per barrel	$29.38	$41.85	$30.45	$37.81
Colombian Exploration and Production Operations
Oil sales revenues	$2,518,000	$3,548,000	$6,305,000	$9,072,000
Oil volumes in barrels	117,000	100,000	289,000	300,000
Oil price per barrel	$21.52	$35.48	$21.82	$30.24
Other Revenues
Interest income	$10,000	$62,000	$35,000	$114,000
Gain / (loss) on commodity derivative contracts	$397,000	$(33,000)	$(40,000)	$270,000
Other income	$17,000	$53,000	$42,000	$95,000

For the quarter ended September 30, 2004 compared with the quarter ended September 30, 2003.

North American Operations

GEM’s gross oil and gas revenues during the third quarter of 2004 relate to the operations in the onshore and offshore areas of the Texas and Louisiana Gulf Coast and the Panhandle region of Texas. During the third quarter of 2004, GEM’s oil and gas revenues increased 4% to approximately $4.7 million compared to approximately $4.5 million for the prior year period primarily due to an overall 12% increase in average commodity prices received as compared to the prior year period. The increase in oil and gas revenues was partially offset by lower production volumes due to Hurricane Ivan which passed through the Louisiana Gulf Coast in September 2004 and shut down offshore oil and gas wells and facilities for a portion of the month. Production volumes in September from the Lake Raccourci field and Main Pass 35 field and facility were substantially reduced due to the severe storms. Harken’s domestic production was fully resumed in October 2004. The majority of GEM’s oil and gas production is located along the Gulf of Mexico.

Domestic gas revenues increased 11% to approximately $3.0 million during the third quarter 2004 compared to approximately $2.7 million for the third quarter 2003 due primarily to an overall realized average price of $6.17 per Mcf of gas during third quarter 2004 compared to $5.18 per Mcf realized during third quarter 2003. Mitigating this increase in revenue was the decrease in gas production volumes from the December 2003 sale of the Panhandle properties and the September 2004 shut down of certain offshore production because of Hurricane Ivan. The decreases in gas production were partially offset due to the addition of new gas production related to the 2004 drilling activity on certain Raymondville and Lapeyrouse wells.

Domestic oil revenues decreased 6% to approximately $1.7 million during the third quarter 2004 compared to approximately $1.8 million during the third quarter 2003 due primarily to a 50% decrease in production in September 2004 from Main Pass 35 because of Hurricane Ivan. This decrease in revenues was mitigated by an increase in oil prices received during the three months ended September 30, 2004 which averaged $41.85 per barrel compared to $29.38 per barrel in the prior year period

Domestic oil and gas operating expense decreased 43% to approximately $1.2 million during the third quarter of 2004 compared to approximately $2.1 million during the third quarter 2003 primarily due to a decrease in oil and gas sales volumes related to the December 2003 sale of the Panhandle properties along with the resolution of excess salt water disposal costs associated with the Lake Raccourci field in Lafourche Parish, Louisiana.

Middle American Operations

Middle American revenues relate to Global’s oil operations from its Bolivar, Alcaravan and Torcaz Association Contract Areas in Colombia, South America. In April 2004, Global perforated and tested the massive Ubaque zone in its Estero #4 well on Global’s Alcaravan Association Contract in Colombia. Production for the Estero #4 well began in May 2004. Global owns a 100% working interest in this well.

Global’s oil revenues increased 40% to approximately $3.5 million during third quarter 2004 from approximately $2.5 million in third quarter 2003 due to a 65% increase in commodity prices over prior year period. The increase in oil revenues in third quarter 2004 was mitigated due to a 15% decrease in production volumes attributable to well remediation and workovers on the Estero #4, Olivo #1 and the Torcaz #1 wells that resulted in a temporary decline of production during the third quarter of 2004 from these wells.

Middle American operating expenses have decreased 3% from approximately $695,000 for third quarter 2003 to approximately $671,000 for third quarter 2004, primarily due to the installation of subsurface production equipment on the Canacabare #1 well along with generator repair costs from the Torcaz wells in the third quarter 2003.

Interest and Other Income

Interest and other income decreased during the third quarter of 2004 compared to the prior year period due primarily to the gain in the third quarter of 2003 of approximately $397,000 associated with the mark to market of a natural gas collar contract. The collar was settled at fair value on June 30, 2004.

Other Costs and Expenses

General and administrative expenses increased 19% to $1.9 million during third quarter 2004 as compared to $1.6 million for third quarter 2003 primarily due to costs associated with the new internal control assessment and related audit of internal controls as required by Sarbanes-Oxley Section 404 and costs associated with start-up administrative costs for IBA.

Depreciation and amortization expense increased 22% during third quarter 2004 compared to third quarter 2003 primarily due to the reduction of the associated proved reserve volumes from the December 2003 sale of the Panhandle oil and gas properties. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

Interest expense and other decreased 67% during the third quarter of 2004 compared to the third quarter of 2003 due to the overall reduction in Harken’s debt balances.

Change in Fair Value of Global Warrant Liability

During the third quarter 2004, Global’s common share price decreased from approximately 145 UK pence at June 30, 2004 to 137 UK pence at September 30, 2004. As a result of the decrease in Global’s share price, the fair value of the Global Warrants held by Outside Parties decreased $1.1 million during the three months ended September 30, 2004 to $12 million at September 30, 2004. Accordingly, Harken recorded a gain related to the change in fair value of the Global warrants of $1.1 million during the three month period ended September 30, 2004 in the Consolidated Condensed Statement of Operations. For further discussion of Harken’s accounting treatment for the warrants, see Note 7 – Global Warrants and Stock Options in the Notes to Consolidated Financial Statements contained in Part I, Item 1.

Payment of Preferred Stock Dividends

The proceeds allocated to the Series L Preferred represented a discount to the market value of the underlying common stock. The discount of approximately $498,000 was treated as a beneficial conversion feature and was recognized as a Payment of Preferred Stock Dividends and presented as a decrease to Net Income Attributed to Common Stock in the third quarter of 2004, when the registration statement related to the shares of Series L Preferred became effective. For further discussion of Harken’s accounting treatment for payment of the Series L Preferred, see Note 9 – Redeemable Preferred Stocks in the Notes to Consolidated Financial Statements contained in Part I, Item 1.

For the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003.

North American Operations

During the nine months ended September 30, 2004, domestic oil and gas revenues decreased 7% to approximately $13.6 million compared to approximately $14.7 million for the prior year period primarily due to the decrease in production volumes as compared to the prior year period due to the December 2003 sale of the Panhandle properties and the decrease in production volumes due to Hurricane Ivan in September 2004. The decline in oil and gas revenues was partially offset by increases in average net realized oil and gas prices during the current year period.

Domestic gas revenues decreased 8% to approximately $8.3 million during the nine months ended September 30, 2004 compared to approximately $9.0 million for the first nine months of 2003 due primarily to the December 2003 sale of the Panhandle properties. Mitigating the decrease in gas revenues, Harken received an overall average price of $5.83 per Mcf of gas during the nine months ended September 30, 2004 compared to $5.66 per Mcf received during the first nine months of 2003. Also, mitigating the decrease in gas revenues was the addition of new gas production related to the 2004 drilling activity on certain Raymondville and Lapeyrouse wells.

Domestic oil revenues decreased 7% to approximately $5.3 million during the nine months ended September 30, 2004 compared to approximately $5.7 million during the first nine months of 2003. This decrease in revenues was primarily due to a decrease in oil volumes from the December 2003 sale of the Texas Panhandle properties, normal production decline on existing wells and the loss of certain Gulf Coast production in September 2004 from Hurricane Ivan. This decrease in oil revenues was mitigated by an increase in oil prices received during the nine months ended September 30, 2004 which averaged $37.81 per barrel compared to $30.45 per barrel in the prior year period

Domestic oil and gas operating expense decreased 28% to approximately $4.1 million during the nine months ended September 30, 2004 compared to approximately $5.7 million during the nine months ended September 30, 2003, primarily due to a decrease in oil and gas sales volumes from the December 2003 sale of the Panhandle properties, along with the resolution of excess salt water disposal costs associated with the Lake Raccourci field in Lafourche Parish, Louisiana.

Middle American Operations

Global’s Colombian oil revenues increased 44% from $6.3 million during the first nine months of 2003 to $9.1 million during the first nine months of 2004, primarily due to increased oil prices, which averaged $30.24 per barrel during the first nine months of this year compared to $21.82 per barrel during the first nine months of 2003. Global’s oil production volumes increased 4% during the first nine months of 2004 compared to the prior year period primarily due to the new production from the Cajaro #1 and the Estero #4 wells, mitigated by normal production decline.

Middle American operating expenses increased 12% from $1.7 million during the first nine months of 2003 to $1.9 million for the first nine months of 2004, primarily due to the additional operating costs of the Cajaro #1 and Estero #4 wells which began production in June 2003 and May 2004, respectively, along with the well remediation and workovers on the Estero #4, Olivo #1 and the Torcaz #1 wells.

Interest and Other Income

Interest and other income increased during the first nine months of 2004 compared to the prior year period due to the gain recognized from the decrease in the liability associated with the mark to market of Harken’s natural gas collar contract which was settled in June 2004. Harken generated approximately $35,000 of interest income during the first nine months of 2003, compared to approximately $114,000 of interest income during the first nine months of 2004.

Other Costs and Expenses

General and administrative expenses decreased 15% during the first nine months of 2004 compared to the first nine months of 2003, due to certain employee severance costs during the prior year period related to staff reductions. Harken took steps to reduce personnel costs through personnel reductions and other methods during the prior year period.

Depreciation and amortization expense increased 29% during the first nine months of 2004 compared to the prior year period primarily due to the reduction of the associated proved reserve volumes from the December 2003 sale of the Panhandle oil and gas properties. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

Interest expense and other decreased 86% to $551,000 during the first nine months of 2004 compared to approximately $3.9 million in the prior year period primarily due to Harken’s expensing of the remaining unamortized issuance costs of approximately $740,000, during the first quarter of 2003, related to the Investor Term Loan which was paid in full in March 2003. In addition, in March 2003, Harken expensed an unrealized holding loss of $488,000 on its investment in shares of New Opportunities Investment Trust PLC (“NOIT”), as Harken believed the decline in market value of those shares was other than temporary. During the nine months ended September 30, 2003, Harken fully amortized the $281,000 of debt issuance costs of certain debt, which was paid in full in June 2003. Interest Expense and Other also decreased due to the decrease in interest expense by 88 % from approximately $1.8 million for the nine months ended September 30, 2003 to approximately $209,000 for the current year period due to the overall reduction in Harken’s current and long-term debt.

Income tax benefit for the nine months ended September 30, 2003 was $276,000 as compared with income tax expense of $494,000 for the nine months ended September 30, 2004 due primarily to a refund confirmation, received in May 2003, for the amended 2001 Colombian income tax declaration for Global’s wholly-owned subsidiary, Harken de Colombia, Ltd.

Change in Fair Value of Global Warrant Liability

Following Global’s May 2004 announcement of year-end 2003 results and the successful drilling results of the Estero #4, there was a 174% increase in Global’s common share price from approximately 50 UK pence at December 31, 2003 to 137 UK pence at September 30, 2004. As a result of the increase in Global’s common share price, the fair value of the Global Warrants held by Outside Parties increased $11.4 million during the first nine months of 2004 to $12 million at September 30, 2004. Accordingly, Harken recorded a net loss related to the change in fair value of the Global warrants of $11.4 million during the nine month period ended September 30, 2004 in the Consolidated Condensed Statement of Operations.

Gains from Extinguishments of Debt

During the nine months ended September 30, 2004, Harken repaid the principal amount of the Senior Secured Notes, at a discount equal to approximately 18%, plus accrued and unpaid interest, with cash and recorded a gain on extinguishments of the notes of approximately $325,000 in January 2004 in the Consolidated Condensed Statement of Operations. During the nine months ended September 30, 2003, Harken reflected a gain of approximately $5.3 million from cash purchases and/or exchanges of outstanding 5% European Notes.

Gain from Sale of Equity Investment

In the first quarter 2004, Harken sold all of its available for sale investment of 1,232,742 ordinary shares of NOIT on the Alternative Investment Market of the London Stock Exchange for cash proceeds of approximately $1.6 million and recorded a realized gain on sale of equity investment of $990,000 in the Consolidated Condensed Statement of Operations for the nine months ended September 30, 2004.

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

Payment of Preferred Stock Dividends

In January and February 2004, Harken paid the Series G1 and Series G2 Preferred stock dividend liability accrued at December 31, 2003 with approximately 372,000 shares of Harken common stock. Accordingly, the difference between the carrying value of the preferred stock dividend liability at December 31, 2003, approximately $3.1 million, and the fair market value of the shares of Harken common stock issued by Harken in payment of the liability in January and February 2004, approximately $425,000, is recognized as a $2.7 million gain on Payment of Preferred Stock Dividends in the Consolidated Condensed Statement of Operations for the nine months ended September 30, 2004 as an adjustment, net of income taxes paid on behalf of the preferred shareholders, to Net Income Attributed to Common Stock.

In June 2004 Harken paid the Series G1 Preferred and Series G2 Preferred Stock dividend accrued in June 2004 with approximately 130,700 shares of Harken common stock. The difference between the carrying value of the preferred stock dividend liability in June 2004, approximately $1.3 million, and the fair market value of shares of Harken common issued in payment of the liability, approximately $69,000, is recognized as a payment of preferred stock dividends in the Consolidated Condensed Statement of Operations for the nine months ended September 30, 2004 as a $1.2 million increase, net of income taxes paid on behalf of the preferred shareholders, to Net Income Attributed to Common Stock.

The proceeds allocated to the Series L Preferred represented a discount to the market value of the underlying common stock. The discount of approximately $498,000 was treated as a beneficial conversion feature and was recognized as a Payment of Preferred Stock Dividends and presented as a decrease to Net Income Attributed to Common Stock in the third quarter of 2004, when the registration statement related to the shares of Series L Preferred became effective.

During the nine months ended September 30, 2004, as a result of the adjustments to the conversion and exercise prices of the Series J and Series L Preferred and common stock warrants, Harken recorded Payments of Preferred Stock Dividends of approximately $214,000 which is presented as a decrease to Net Income Attributed to Common Stock in the Consolidated Condensed Statement of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

(Thousands of dollars)	December 31, 2003	September 30, 2004
Current ratio	1.88 to 1	4.36 to 1
Working capital	$7,887	$26,587
Total debt	$7,360	$9,412
Total cash less debt	$4,813	$17,620
Stockholders’ equity	$52,761	$52,140
Total debt to equity	0.14 to 1	0.18 to 1

During the nine months ended September 30, 2004, Harken continued to improve its working capital position through repurchasing certain of its debt obligations for cash at an 18% discount, converting the remaining $340,000 principal amount of the 7% European Notes into shares of Harken common stock, and also raising approximately $18.7 million in cash during the nine months ended September 30, 2004 through the issuance of equity and debt. At September 30, 2004, Harken ended the period with $27 million in cash and working capital in excess of $26 million.

In 2004 Harken is concentrating on the growth and development of domestic and international oil and gas assets through the use of available cash on hand, cash generated by operations and cash raised through equity or debt financing. Harken will continue to seek to accelerate, expand or modify its drilling development activities addressed in its capital expenditure program, as needed. Harken intends to continue to seek to raise equity or debt financing through the issuance of debt, equity and convertible debt instruments, if needed, for utilization for acquisition and development opportunities as they arise.

Harken invested $12.5 million of cash in IBA in exchange for redeemable preferred stock and warrants to purchase 48% of the common stock of IBA. In addition, Harken has majority control on the board of directors of IBA and consolidates the assets, liabilities and results of operations of IBA.

Cash and Cash Flow

Net cash flow from operating activities in the first nine months of 2004 was approximately $6.1 million, as compared to $2.8 million in the first nine months of 2003, primarily as a result of changes in working capital items, improved operating efficiencies and increased oil and gas prices.

Net cash from financing activities during the first nine months of 2004 totaled approximately $16.9 million and consisted of approximately $3.2 million in net cash proceeds from the issuance of Harken’s common stock and warrants, approximately $11.5 million in net cash proceeds from issuances of preferred stock and warrants and approximately $4.9 million in net cash proceeds from the issuance of 5% Notes, offset by approximately $2.5 million in repayments of Senior Secured Notes and certain 4.25% Convertible Notes. Net cash used in investing activities during the first nine months of 2004 totaled approximately $8.1 million and was primarily comprised of approximately $9.6 million in capital expenditures offset by approximately $1.6 million received for the sale of Harken’s equity investment in NOIT. Global’s international capital expenditures for the first nine months of 2004 totaled approximately $3.9 million. Harken’s domestic capital expenditures for the first nine months of 2004 totaled approximately $5.7 million.

Completed Debt and Equity Securities

Convertible Notes — As described below, in August 2004, Harken issued $5.245 million principal amount of 5% Convertible Notes due 2009 for $5.245 million in cash.

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

Issuance of Redeemable Preferred Stock – As described below, in April 2004, in exchange for $5.0 million in cash, Harken issued 50,000 shares of Series J Preferred and warrants to purchase 3.0 million shares of Harken common stock along with unit purchase warrants to purchase up to 10,000 units (each a “Unit”) at an exercise price of $100 per Unit.

As described below, in May 2004, Harken issued 50,000 shares of Series L Preferred and common stock warrants to purchase 3.7 million shares of Harken’s common stock in exchange for $5.0 million in cash. Also, as described below, in October 2004, Harken issued 50,000 shares of Series M Preferred and warrants to purchase 4.4 million shares of Harken’s common stock in exchange for $5.0 million in cash.

Completed Divestitures

Sale of Investment — In February 2004, Harken sold all of its 1,232,742 ordinary shares of NOIT on the Alternative Investment Market of the London Stock Exchange for cash proceeds of approximately $1.6 million.

Effect of Convertible Debt and Equity Instruments on Dilution

At September 30, 2004, if Harken’s currently outstanding debt and equity instruments were exercised and/or converted, Harken could potentially issue the following amount of its common stock:

	Conversion/Exercise Price (a)		Common Stock
4.25 % Convertible Notes	$1.25		3,333,333
5% Convertible Notes	$0.52		10,086,538
Series J Preferred	$0.85		5,882,353
Series L Preferred	$0.71	(b)	7,042,254
Series G1 Preferred	$12.50	(c)	2,362,976
Series G2 Preferred	$3.00	(c)	805,000
Series G4 Preferred	$2.00		3,875,850
Common Stock Warrants	$1.06		1,750,000
Series J Common Stock Warrants	$0.93		3,019,988
Series L Common Stock Warrants	$0.67		3,712,049

Common Stock Potentially Issued Upon Conversion / Exercise			41,870,341

(a)	Certain conversion and exercise prices are subject to adjustment under certain circumstances

(b)	See below for discussion of Series L Preferred Redemption/Conversion Agreement and Issuance of Series M Preferred and Common Stock Warrants.

(c)	See Note 10 – Stockholders’ Equity in the Notes to the Consolidated Condensed Financial Statements contained in Part 1, Item 1 for discussion of Series G1 and Series G2 Preferred conversion into shares of Harken’s common stock in November 2004.

Obligations and Commitments

4.25% Convertible Notes — In December 2003, Harken issued $5 million principal amount of 4.25% Convertible Notes due 2006. Principal and interest on the 4.25% Convertible Notes is payable in six semi-annual installments beginning June 2004, in cash or shares of Harken common stock. If Harken elects to redeem the 4.25% Convertible Notes for shares of its common stock, each note will be redeemed for a number of shares of Harken common stock equal to 110% of the principal value of the notes to be redeemed, plus accrued and unpaid interest thereon to the date of redemption, divided by the average market price of the stock over the 10 calendar days immediately preceding the date of the notice of redemption. In June 2004, Harken chose to pay the first installment of principal and accrued interest, a total of approximately $939,000, with cash.

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

Pursuant to the terms of the 4.25% Convertible Notes, Harken is required to maintain unencumbered assets such that the ratio of (1) the fair market value of the unencumbered assets to (2) the outstanding principal amount of the 4.25% Convertible Notes, is equal to or greater than 1.5 to 1.0. At September 30, 2004, Harken was in compliance with the asset coverage ratio under the 4.25% Convertible Notes.

5% Senior Convertible Notes — In August 2004, Harken issued to qualified investors a total of $5,245,000 principal amount of its 5% Senior Convertible Notes due June 30, 2009 (the “ 5% Notes”) in exchange for $5,245,000 in cash. The Notes are convertible into shares of Harken’s common stock, at a conversion price of $0.52 per share, subject to adjustments in certain circumstances. The Notes will bear interest at the rate of 5% per annum and interest is payable semi-annually in arrears on December 31 and June 30, commencing December 31, 2004. Upon registration of the 5% Notes with the SEC, the Notes are convertible into shares of Harken common stock at the option of the security holder. The Notes may be converted in whole or in part, at Harken’s option, after the effective date of the registration statement, if at any time following such effective date, the average market price of Harken’s common stock over any 20 consecutive business day period equals or exceeds 125% of the conversion price ($0.65 per share). All of the remaining outstanding principal balance of the Notes becomes due and payable in full on June 30, 2009 in cash or, at Harken’s option, in shares of Harken common stock equal to 110% of the principal amount of the 5% Notes divided by the 20-day average market price of Harken’s common immediately preceding the date of notice of redemption.

Series J Convertible Preferred Stock and Warrants – In April 2004, Harken issued 50,000 shares of the Series J Preferred, warrants to purchase shares of Harken common stock and 10,000 unit purchase warrants in exchange for $5.0 million in cash. The Series J Preferred has a liquidation value of $100 per share, is non-voting and is convertible at the holders’ option into common stock at a conversion price of $0.85 per share, subject to adjustments in certain circumstances. The Series J Preferred is also convertible by Harken into freely tradable shares of Harken common stock at the conversion price, if for any period of thirty consecutive calendar days the average closing price of Harken common stock during such period has equaled or exceeded 150% of the conversion price. The Series J Preferred holders are entitled to receive dividends at an annual rate equal to 5% per share. All dividends on the Series J Preferred stock are payable quarterly in arrears, beginning on September 30, 2004. The September 30, 2004 dividend payment was paid in cash. For further discussion of the Series J Preferred, the Common Stock Warrants and the Unit Purchase Warrants, see Note 9 – Redeemable Preferred Stock in the Notes to the Consolidated Condensed Financial Statements contained in Part 1, Item 1.

Series L Convertible Preferred Stock and Warrants – In May 2004, the Company issued 50,000 shares of the Series L Preferred and warrants to purchase shares of Harken common stock for total cash consideration of $5 million. The Series L Preferred has a liquidation value of $100 per share, is non-voting and was convertible at the holders’ option into common stock at a conversion price of $0.71 per share, subject to adjustments in certain circumstances.

The Series L Preferred holder shall be entitled to receive dividends at an increasing rate starting at 4% per share. On the third anniversary from the date of issuance (May 28, 2007), the dividend rate increases to 8% per share with 1% annual increases thereafter to a maximum of 12% annually. All dividends on the Series L Preferred stock are payable semi-annually on June 30 and December 30. Dividends may be paid in cash or freely tradable shares of Harken common stock, at Harken’s option, until May 28, 2007 and in cash thereafter.

The dividend rate may escalate to 12% under certain events of default, including failure to declare and pay dividends. At Harken’s option, the June 2004 dividend payment was paid in cash.

Subsequent Event – Series L Conversion / Redemption Agreement and Issuance of Series M Cumulative Convertible Preferred Stock — In October 2004, Harken entered into a Conversion/Redemption Agreement (the “Agreement”) with the holders of the Series L Preferred, pursuant to which Harken has modified the conversion terms of the Series L Preferred as a part of the agreement to issue the Series M Cumulative Convertible Preferred Stock, as described below.

Pursuant to the Agreement, each holder of the Series L Preferred has agreed to convert at least 20% of their holdings of Series L Preferred on each of October 8, 2004, November 2, 2004, December 1, 2004, December 30, 2004 and February 1, 2005, provided that Harken meets certain conditions. Harken has agreed that the conversion price will be the volume weighted average price of the Harken’s common stock for the twenty consecutive trading days immediately preceding the applicable conversion date. On October 8 and November 3, 2004, a total of $2 million, plus accrued dividends, of the Series L Preferred was converted into 3.6 million shares of Harken’s common stock.

Concurrent with the Agreement, in October 2004, Harken sold 50,000 shares of its Series M Cumulative Convertible Preferred Stock (the “Series M Preferred”) and issued warrants to purchase up to 4,385,965 shares of Harken’s common stock at an exercise price equal to $0.57 per share. The aggregate purchase price for the Series M Preferred and the related warrants was cash consideration of $5,000,000.

The Series M Preferred has a liquidation value of $100 per share, is non-voting and is convertible at the holders’ option into common stock at a conversion price of $0.60 per share, subject to adjustments in certain circumstances. If for any period of thirty consecutive days the average closing price of Harken common stock during such period trades above $0.75 per share for 30 consecutive days, up to 25,000 shares of the Series M Preferred is convertible by Harken into freely tradable shares of Harken common stock at $0.60 per share. If the average daily volume weighted average price of Harken’s common stock during a period of thirty trading days equals or exceeds $0.90, Harken may convert all the Series M Preferred into freely tradable shares of Harken common stock at $0.60 per share.

North America Commitments – Under Harken’s 2004 capital expenditure budget, Harken’s domestic operating strategy includes efforts to increase its oil and gas reserves in the onshore and offshore Gulf Coast regions of Texas and Louisiana through acquisitions, exploitation and development drilling activities. The majority of this budgeted capital amount has been and will be used to drill exploratory and development wells in the Raymondville and Lapeyrouse fields in Southern Louisiana. Harken currently holds an average working interest in the Raymondville producing wells of approximately 27% and holds an average working interest of approximately 10% in the Lapeyrouse producing wells. In addition, GEM has acquired mineral rights to several drill-ready prospects along the Louisiana and Texas Gulf Coast. However, Harken’s planned North American capital expenditures for 2004 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Harken losing certain prospect acreage or reducing its interest in future development projects.

Middle American Commitments – Based on its current plans, Global anticipates international capital expenditures will total approximately $16 million. Approximately $3 million of these capital expenditures result from commitments under the terms of certain of the Association Contracts entered into between Global’s subsidiary Harken de Colombia, Ltd. and the National Hydrocarbons Agency of the Republic of Colombia.

The required commitments for the Rio Verde Contract are the recompletion of two existing wells, the Tilodiran #1 and the Macarenas #1 and the acquisition of 50 kilometers of seismic. Total estimated costs for these commitments are approximately $3 million. As of November 4, 2004, Global was in compliance with the requirements of each of the Association Contracts. Global’s planned international capital expenditures remaining in 2004 includes approximately $5 million of discretionary expenditures for the continued development of the Alcaravan Contract area in Colombia, South America along with the commencement of the Catalina Gas Injection project in the Bolivar contract area. Global expects to drill approximately 6 development wells in the Palo Blanco field under the Alcaravan Contract area over the next twelve-month period. The first of those wells, the Estero #5, was spudded in October 2004 and has now set surface casing. Global’s discretionary capital expenditures will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Global losing certain prospect acreage or reducing its interest in future development projects.

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

Effective January 1, 2003, Harken changed its method of accounting for asset retirement obligations in accordance with FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). Prior to the effective date of SFAS 143, Harken reflected asset retirement obligations for acquired assets net of related estimated salvage values to be realized at the time of retirement. Under SFAS 143, Harken recognizes the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. At September 30, 2004, Harken’s asset retirement obligation liability was approximately $6.5 million.

In addition to the above commitments, during 2004 and afterward, government authorities under Harken’s Louisiana state leases and operators under Harken’s other North American operators may also request Harken to participate in the cost of drilling additional exploratory and development wells. Harken may fund these future domestic expenditures at its discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on many factors outside of Harken’s control, such as the timing of the request, the depth of the wells and the location of the property. Harken’s discretionary capital expenditures for 2004 will be curtailed if Harken does not have sufficient funds available. If Harken does not have sufficient funds or otherwise chooses not to participate, it may experience a delay of future cash flows from proved undeveloped oil and gas reserves. Such expenditure curtailments could also result in Harken losing certain prospect acreage or reducing its interest in future development projects. As of September 30, 2004, Harken had no material purchase obligations.

Off-Balance Sheet Arrangements - Harken does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE’s”). As of September 30, 2004, Harken was not involved in any unconsolidated SPE transactions.

Adequacy of Capital Sources and Liquidity

Harken believes it has the ability to provide for its operational needs and its remaining 2004 capital program through cash on hand, its projected operating cash flow, partially protected by Harken’s oil and gas hedging instruments, cash on hand and its ability to raise capital. Harken’s operating cash flow would be adversely affected by declines in oil and natural gas prices, which can be volatile. Should projected operating cash flow decline, Harken may reduce its capital expenditures program and/or consider the issuance of debt, equity and convertible debt instruments, if needed, for utilization for the capital expenditure program.

Harken is currently exploring opportunities for possible acquisitions of oil and gas properties. Harken could seek to raise equity or debt financing through the issuance of debt, equity and convertible debt instruments, if needed, for utilization for such acquisition opportunities as they arise.

In addition, Harken may authorize raising additional capital for future Global capital expenditures through the sale of equity securities of Global. Any future sales of Global equity securities could reduce Harken’s ownership interest in Global.

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

Commodity Price Risk — Harken is a producer of hydrocarbon commodities, including crude oil, condensate and natural gas. Harken uses oil and gas derivative financial instruments, primarily floors with maturities of 24 months or less, to mitigate its exposure to fluctuations in oil and gas commodity prices on future crude oil and natural gas production. Harken has evaluated the potential effect that near term changes in commodity prices would have had on the fair value of its commodity price risk sensitive financial instruments at September 30, 2004.

In January 2004, Harken purchased a natural gas floor contract with a strike price of $4.00 per MMBTU for a notional amount of 90,000 MMBTUs per month over a contract period from July 1, 2004 through December 31, 2004. This natural gas floor contract is reflected in Prepaid Expenses and Other Assets in the Consolidated Condensed Balance Sheet at September 30, 2004 with a fair value of approximately $5,000.

In June 2004, Harken purchased a crude oil floor contract with a strike price of $30.00 per barrel for a notional amount of 6,000 barrels per month over a contract period from July 1, 2004 through December 31, 2004. Harken designated the above derivative as a hedge of the exposure to variability of cash flows related to forecasted sales of specified production from certain of Harken’s domestic property operations. This crude oil floor contract is reflected in Prepaid Expenses and Other Assets on the Consolidated Condensed Balance Sheet at September 30, 2004 with a fair value of approximately $14,000.

In September 2004, Harken purchased a crude oil floor contract with a strike price of $30.00 per barrel for a notional amount of 6,000 barrels per month over a period of the contract from January 1, 2005 through December 31, 2005. This crude oil floor contract is reflected in Prepaid Expenses and Other Assets in the Consolidated Condensed Balance Sheet at September 30, 2004 with a market value of approximately $52,000.

Interest Rate Risk – Consistent with the prior year, Harken invests cash in interest-bearing temporary investments of high quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a significant interest rate risk to Harken. Consistent with the prior year, Harken considers its interest rate risk exposure related to long-term debt obligations to not be material. As at September 30, 2004 all of Harken’s financing obligations carry a fixed interest rate per annum. Harken has no open interest rate swap agreements.

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

Harken’s principal executive officer and its principal financial officer, based on their evaluation of Harken’s disclosure controls and procedures (as defined in Rules 13a -15 (e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

(b)	Changes in internal controls.

There were no changes in internal controls over financial reporting during the most recent fiscal quarterly period that have materially affected, or are reasonably likely to materially affect, Harken’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

As previously reported in Harken’s Annual Report on Form 10-K for the year ended December 31, 2003, D.E. Rice and Karen Rice, as Trustees for the Rice Family Living Trust, filed a lawsuit in state court in August 2002 alleging damages from alleged spills on the Rice’s property. In December 2003, the parties agreed to formal mediation of this matter which took place in January 2004. Following mediation, the parties reached a settlement agreement, whereby Harken and Harken’s insurers agreed to pay to Rice the total sum of $1.9 million in return for a full and final release for all disputes and claims alleged by Rice against Harken. The insurers agreed to contribute $775,000 of this settlement amount. Based on the settlement agreement and the contribution from the insurers, Harken accrued and expensed $1.125 million in December 2003. Harken’s insurers, pursuant to a separate Fifth Circuit Court of Appeals order, have covered Harken’s legal costs of defense in the litigation. In April 2004 the trial court, upon joint motion of parties, dismissed the Rice lawsuit in its entirety.

420 Energy Investment, Inc. and ERI Investments, Inc. (collectively “420 Energy”) filed a lawsuit against XPLOR Energy, Inc., a wholly-owned subsidiary of Harken (“XPLOR”), on December 21, 1999 in the New Castle County Court of Chancery of the State of Delaware. In their complaint, 420 Energy alleged that they were entitled to appraisal and payment of the fair value of their common stock in XPLOR as of the date XPLOR merged with Harken. Harken relied on an indemnity provision in the XPLOR merger agreement to tender the costs of defense in this matter to former stockholders of XPLOR. In April 2004, 420 Energy voluntarily dismissed this lawsuit in its entirety.

In May 2002, Henry C. Magee III (“Magee”) filed a complaint against XPLOR Energy SPV-I, Inc. and XPLOR Energy Operating Company, as the successor in interest to Araxas SPV-I, Inc. and Araxas Exploration, Inc. in the United States District Court for the Eastern District of Louisiana. In his complaint, Magee alleged that Xplor breached a contractual obligation relating to a royalty interest assignment from XPLOR’s predecessor in interest, Araxas Exploration, Inc. On September 10, 2004, all parties to the Magee litigation agreed to settle all matters in dispute and related to the disputes at issue in that litigation. Formal settlement agreements are under review together with a final order of dismissal. The parties anticipate finalizing formal settlement agreements and filing the dismissal papers with the court during the fourth quarter of 2004. Harken had previously accrued approximately $200,000 for the Magee matter. The settlement will result in Harken contributing approximately $150,000 in cash for settlement and compromise of the Magee claims. As a result, Harken anticipates that the outcome of this matter will not significantly impact in a negative way the Company’s ability to carry on its business and operations.

In October 2003, Xplor was served with a complaint filed by Apache Corporation in the Harris County District Court. Apache sought payment of $219,000 plus interest and attorneys’ fees. Apache alleged that the amount demanded was due pursuant to the terms of a 1998 purchase and sale agreement between Apache and Xplor. In March 2004, Apache and Xplor entered into a compromise and settlement agreement resolving all disputes between the parties, resulting in dismissal.

Harken and its subsidiaries currently are involved in various other lawsuits and other contingencies, which in management’s opinion, will not result in a material adverse effect upon Harken’s financial condition or operations taken as a whole.

ITEM 6.	Exhibits

Exhibits

3.1	Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.1 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.2	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.2 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.3	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.3 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.4	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.4 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.5	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.5 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.6	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.6 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.7	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation dated August 4, 2004.

3.8	Amended and Restated Bylaws of Harken Energy Corporation (filed as Exhibit 3.7 to Harken’s Annual Report on Form 10-K for fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

*3.9	Nominating Committee Charter of Harken Energy Corporation

4.1	Subscription Agreement dated as of August 19, 2004 by and between Harken Energy Corporation and Global Convertible Megatrend, with annexes thereto (filed as Exhibit 4.21 to Harken’s Current Report on Form 8-K dated August 20, 2004, File No. 1-10262, and incorporated by reference herein).

4.2	Private Placement Agreement dated as of August 19, 2004 (filed as Exhibit 4.22 to Harken’s Current Report on Form 8-K dated August 20, 2004, File No. 1-10262, and incorporated by reference herein).

4.3	5% Senior Convertible Note Due 2009 by Harken Energy Corporation payable to the Bank of New York Depository dated August 19, 2004 (filed as Exhibit 4.23 to Harken’s Current Report on Form 8-K dated August 20, 2004, File No. 1-10262, and incorporated by reference herein).

4.4	Series A Redeemable Preferred Stock Subscription Agreement by and between a wholly-owned subsidiary of Harken Energy Corporation, International Business Associates Holding Co., Ltd. and International Business Associates, Ltd. with annexes thereto (filed as Exhibit 10.1 to Harken’s Current Report Form 8-K dated September 14, 2004, File No. 1-10262, and incorporated by reference herein).

4.5	Conversion/Redemption Agreement, dated October 7, 2004 by and between Harken Energy Corporation and the holders of Harken’s Series L Cumulative Convertible Preferred Stock (filed as Exhibit 10.3 to Harken’s Current Report dated October 8, 2004, File No. 1-10262, and incorporated by reference herein).

4.6	Certificate of Designations of Series M Cumulative Convertible Preferred Stock (filed as Exhibit 4.1 to Harken’s Current Report on Form 8-K dated October 8, 2004, File No. 1-10262, and incorporated by reference herein).

4.7	Form of Warrant (filed as Exhibit 4.2 to Harken’s Current Report on Form 8-K dated October 8, 2004, File No. 1-10262, and incorporated by reference herein).

4.8	Preferred Stock Purchase Agreement, dated October 7, 2004 (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K dated October 8, 2004, File No. 1-10262, and incorporated by reference herein).

4.9	Registration Rights Agreement, dated October 7, 2004 (filed as Exhibit 10.2 to Harken’s Current Report on Form 8-K dated October 8, 2004, File No. 1-10262, and incorporated by reference herein).

10.1	International Business Associates, Ltd. Ordinary Share Purchase Warrant (filed as Exhibit 10.2 to Harken’s Current Report Form 8-K dated September 14, 2004, File No. 1-10262, and incorporated by reference herein).

10.2	Stockholders’ Agreement by and between Harken Energy Corporation’s wholly-owned subsidiary, International Business Associates Holding Co., Ltd. and International Business Associates, Ltd., John Kean, Jr. and Stanley Brownell (filed as Exhibit 10.3 to Harken’s Current Report Form 8-K dated September 14, 2004, File No. 1-10262, and incorporated by reference herein).

10.3	Rio Verde Exploration and Production Contract (English Translation) (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K dated September 16, 2004, File No. 1-10262, and incorporated by reference herein).

*10.4	Los Hatos Exploration and Production Contract (English Translation) (filed and incorporated by reference herein).

*31.1	Certificate of the Chief Executive Officer of Harken Energy Corporation pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (“S-O Act”)

*31.2	Certificate of the Chief Financial Officer of Harken Energy Corporation pursuant to section 302 of the S-O Act.

*32.1	Certificate of the Chief Executive Officer, as required by Section 906 of the S-O Act.

*32.2	Certificate of the Chief Financial Officer, as required by Section 906 of the S-O Act.

*	Filed herewith

HARKEN ENERGY CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harken Energy Corporation (Registrant)

Date: November 5, 2004	By:	/s/ Anna M. Williams
Vice President-Finance and
Chief Financial Officer