Form 10-Q/A
period 2004-06-30
HARKEN ENERGY CORP
filed 2005-03-15
CIK 313478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      X        No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes                  No      X

The number of shares of Common Stock, par value $0.01 per share, outstanding as of March 7, 2005 was 221,661,672.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q is being filed to amend Part I Item 4. of Harken’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 12, 2004 (the “Original 10-Q”). This Amendment No. 1 does not otherwise alter the disclosures set forth in the Original 10-Q and does not reflect events occurring after the filing of the Original 10-Q. This Amendment No. 1 is effective for all purposes as of the date of the filing of the Original 10-Q.

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

(b) Changes in internal controls.

As reported in Harken’s Form 8-K filed on June 30, 2004, Harken’s former auditors, BDO Seidman, LLP (“BDO”) orally informed Harken on June 23, 2004 that it intended to terminate the client-auditor relationship with Harken. On June 24, 2004, Harken received a letter stating that BDO intended to terminate the client-auditor relationship. The Audit Committee of the Board of Directors accepted the impending resignation of BDO as of June 28, 2004. On June 29, 2004, BDO advised Harken and Harken’s Audit Committee of the Board of Directors that there were “reportable events” requiring disclosure pursuant to Item 304(a)(1)(v) of Regulation S-K. The reportable events reported by BDO included a material weakness over Harken’s financial reporting related to Harken’s inability to determine the appropriate accounting for non-routine securities transactions on a timely basis. After being advised of the reportable events, Harken’s management further evaluated Harken’s internal controls over financial reporting for non-routine securities transactions. The Audit Committee also met and discussed the reportable events with BDO and Harken’s management and reviewed the circumstances that gave rise to the reportable event.

Previously, the audit committee had authorized and, in April and May of 2004, management had engaged the firm of Grant Thornton to review three separate equity transactions to assist management in determining the proper accounting treatment for the transactions. The sole purpose of the Grant Thornton engagement was to provide specialized expertise to address the complexities of the equity transactions. Grant Thornton issued SAS 50 reports on the transactions as support for management’s conclusions. The additional time and effort required in determining and documenting the proper accounting treatment resulted in delays in filing a registration statement. The Company was subject to contractual penalties because the registration statement was not filed and declared effective within a prescribed period of time. However, at no time did the Company miss any statutory or regulatory filing or reporting requirement.

Harken received SAS 50 reports for the Series G4 Preferred exchange transaction and the issuance of the Series J Preferred referred to in BDO’s letter of June 29, 2004. The Company did not receive SAS 50 reports for the other non-routine securities transactions mentioned in BDO’s letter.

After consultations with BDO, the audit committee determined that the material weakness cited by BDO related to the time requirements involved in determining the proper accounting treatment for the equity transactions. The audit committee and management believe that the time delays were not excessive and the delays did not constitute a material weakness.

However, the audit committee and management are committed to improving internal control over financial reporting. The audit committee has provided management with a standing authorization to engage Grant Thornton to provide technical guidance and assist management in assessing the proper accounting treatment for new transactions, as required. In addition, the audit committee has authorized management to supplement its accounting expertise with the engagement of Pt Platinum Consulting, LLC., beginning in July, 2004.

Harken believes these improvements will dramatically decrease the time required to assess accounting requirements for new transactions and will strengthen the Company’s internal control over financial reporting. Harken plans to continue to monitor and evaluate the effectiveness of its internal controls over financial reporting on a periodic basis.

Management believes that all non-routine securities transactions have been properly reported in Harken’s consolidated financial statements for the six months ended June 30, 2004 and that the consolidated financial statements fairly present, in all material respects, Harken’s financial condition and results of operation for that period. Except for the improvements to the Company’s internal controls described above, there have been no changes in internal controls over financial reporting for the period covered by this report that have materially affected, or are reasonably likely to materially affect, Harken’s internal controls over financial reporting.

ITEM 6. Exhibits and Reports on Form 8-K

6a)	Exhibits

*31.1	Certificate of the Chief Executive Officer of Harken Energy Corporation pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certificate of the Chief Financial Officer of Harken Energy Corporation pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certificate of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certificate of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

HARKEN ENERGY CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harken Energy Corporation
(Registrant)

Date: March 15, 2005	By:	/s/ Anna M. Williams
Vice President-Finance and Chief Financial Officer