Form 10-K/A
period 2004-12-31
HARKEN ENERGY CORP
filed 2005-04-05
CIK 313478

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐.

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K/A incorporates by reference portions of the Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

EXPLANATORY NOTE

This Amendment Number 1 to the Annual Report on Form 10-K/A is filed in order for Harken Energy Corporation to report its consolidated financial statements for the year ended December 31, 2004 and the three months ended September 30, 2004 which have been restated to correctly account for the July 2004 modification of the employee share option plan of Global Energy Development PLC (“Global”), Harken’s 85% owned subsidiary. Immediately after completion of the audit and filing of the 2004 Annual Report on Form 10-K, an error was discovered by Harken’s independent registered public accounting firm in the accounting treatment of the modification.

The financial statements for the year ended December 31, 2004 and the unaudited quarterly data for the quarters ended September 30 and December 31, 2004 have been restated to correct the accounting for the modification of the Global share option plan. No other years or periods were affected by the restatement. The following items have been amended as a result of the restatement:

Part II - Item 6 - Selected Financial Data

Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II - Item 8 - Financial Statements and Supplementary Data

Part II - Item 9A - Controls and Procedures

Other items are not amended and are not included in the filing. This amendment does not reflect events occurring after the initial filing of the original Annual Report on Form 10-K filed on March 16, 2004, or modify or update disclosures presented therein, except as discussed above.

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

I TEM 6. SELECTED FINANCIAL DATA

The following table sets forth historical financial data derived from our audited Consolidated Financial Statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements.

	December 31,
	2000	2001	2002	2003	2004
					(restated)(5)
Operating Data:

Revenues and other	$44,220,000	$32,466,000	$25,355,000	$27,290,000	$29,742,000
Loss before cumulative effect of change in accounting principle	$(152,933,000)	$(41,023,000)	$(9,807,000)	$(184,000)	$(17,894,000)
Net loss	$(152,933,000)	$(41,023,000)	$(9,807,000)	$(997,000)	$(17,894,000)
Net income (loss) attributed to common stock	$(153,309,000)	$(44,201,000)	$(13,917,000)	$2,132,000	$(18,409,000)
Basic income / (loss) per common share:
Net income / (loss) before cumulative effect of change in accounting principle	$(9.09)	$(2.45)	$(0.64)	$0.03	$(0.09)
Net income / (loss)	$(9.09)	$(2.45)	$(0.64)	$0.02	$(0.09)
Diluted loss per common share:
Net loss before cumulative effect of change in accounting principle	$(9.09)	$(2.45)	$(0.64)	$(0.02)	$(0.09)
Net loss	$(9.09)	$(2.45)	$(0.64)	$(0.03)	$(0.09)
Balance Sheet Data:

Current assets	$29,144,000	$14,245,000	$11,021,000	$16,849,000	$36,005,000
Current liabilities	13,877,000	10,867,000	44,544,000	8,962,000	14,160,000

Working capital	$15,267,000	$3,378,000	$(33,523,000)	$7,887,000	$21,845,000

Total assets	$145,347,000	$95,806,000	$85,580,000	$81,012,000	$107,481,000
Long-term obligations:
Convertible notes payable	$69,940,000	$51,388,000	$11,106,000	$3,673,000	$6,911,000
Share-based compensation liability	—	—	—	—	6,120,000
Bank credit facilities	9,937,000	7,937,000	3,810,000	—	—
Investor term loan	—	—	5,000,000	—	—
Senior secured notes	—	—	—	2,020,000	—
Accrued preferred stock dividends	376,000	3,942,000	7,369,000	3,239,000	—
Asset retirement obligation	4,018,000	4,328,000	4,664,000	6,305,000	5,954,000
Global warrant liability	—	—	644,000	651,000	14,858,000
Other long-term obligations	523,000	1,130,000	—	—	—

Total	$84,794,000	$68,725,000	$32,593,000	$15,888,000	$33,843,000

Stockholders’ equity	$46,676,000	$16,214,000	$5,131,000	$52,761,000	$51,102,000
Series G1 preferred stock outstanding (2)	158,000	446,000	403,000	325,000	14,000
Series G2 preferred stock outstanding (2)	—	95,000	93,000	62,000	2,000
Series G3 preferred stock outstanding (2)	—	—	—	77,000	—
Series G4 preferred stock outstanding (2)	—	—	—	—	78,000
Series J preferred stock outstanding (2)	—	—	—	—	50,000
Series L preferred stock outstanding (2)	—	—	—	—	10,000
Series M preferred stock outstanding (2)	—	—	—	—	50,000
Weighted average common shares outstanding	16,863,610	18,063,584	21,742,163	112,694,654	201,702,235
Proved reserves at end of year (1)(3):
Bbls of oil	6,794,000	7,626,000	8,779,000	5,725,000	5,606,000
Mcf of gas	54,836,000	39,393,000	34,508,000	14,214,000	13,327,000
Future net cash flows	$421,634,000	$104,166,000	$236,756,000	$136,212,000	$178,167,000
Present value (discounted at 10% per year)	$264,697,000	$63,297,000	$160,237,000	$107,076,000	$124,650,000

(1)	These estimated reserve quantities, future net revenues and present value figures are related to proved reserves located in the United States and Colombia. No consideration has been given to probable or possible reserves. Oil and gas year end prices were held constant except where future price increases were fixed and determinable under existing contracts and government regulations.

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

(2)	See “Notes to Consolidated Financial Statements, Note 13 - Stockholders’ Equity and Note 12 - Redeemable Preferred Stocks” contained in Part II, Item 8, for further discussion of our preferred stock.
(3)	Includes amounts associated with a 14.38%, 14.38% and 14.65% minority interest of a consolidated subsidiary for the years ended December 31, 2002, 2003 and 2004, respectively.
(4)	See “Notes to Consolidated Financial Statements, Note 8 - Global Warrants and Stock Options” contained in Part II, Item 8, for further discussion.
(5)	See “Notes to Consolidated Financial Statements, Note 22 - Restatement of Financial Statements” contained in Part II, Item 8, for discussion of Harken’s restatement of its consolidated financial statements for the year ended December 31, 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this report. Certain statements made in our discussion may be forward looking. Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. See “Cautionary Statements” at the beginning of this report on Form 10-K/A for additional discussion of some of these risks and uncertainties. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing Harken Energy Corporation and its consolidated subsidiaries on a consolidated basis.

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

RESTATEMENT OF 2004 FINANCIAL STATEMENTS

On March 16, 2005, immediately after completion of the audit and filing of our Annual Report on Form 10-K, we were advised by our independent registered public accounting firm of the discovery of an error in our 2004 financial statements. During the third quarter of 2004, the board of directors of Global amended the Global share option plan to allow for the cashless exercise of options granted to employees under the plan. In accordance with Accounting Principles Board Opinion No 25 , Accounting for Stock Issued to Employees, as interpreted by Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the modification resulted in variable plan accounting for the Global share option plan. Accordingly, Global is required to record compensation expense attributable to the vested options as of the date of the modification in an amount equal to the difference between the exercise price of the options and Global’s stock price on the date of modification. Unrecognized compensation cost relating to the unvested options, if any, is recorded over the remaining vesting period. Additionally, if the Global share price is greater than the option exercise price, variable plan accounting requires compensation expense (or benefit) to be recognized for subsequent changes in Global’s share price. The financial statements, as previously filed, treated the Global share option plan as a fixed plan and did not include accounting recognition for the modification.

As a result of the restatement, we recorded share-based compensation expense of $5.9 million, a foreign currency net loss of approximately $250,000, and a reduction in minority interest of approximately $900,000 in our Consolidated Statement of Operations for the year ended December 31, 2004 and a share-based compensation liability of $6.1 million in our Consolidated Balance Sheet as of December 31, 2004. Our net loss attributable to common shareholders for the year ended December 31, 2004 increased from $13.2 million to $18.4 million (increasing from ($0.07) per fully diluted share to ($0.09) per fully diluted share). See “Notes to Consolidated Financial Statements, Note 22 -Restatement of Financial Statements” contained in Part II, Item 8, for further discussion.

For the three months ended September 30, 2004, we recorded share-based compensation expense of $4.2 million, a foreign currency gain of approximately $20,000, and a reduction in minority interest of approximately $600,000 in our Consolidated Statement of Operations and a share-based compensation liability of $4.2 million in our Consolidated Balance Sheet as of September 30, 2004. For the three-month period ended September 30, 2004, net income/(loss) attributable to common shareholders decreased from a net income of $795,000 to a net loss of $2.8 million (decreasing from $0.00 per fully diluted share to ($0.01) per fully diluted share).

For the three months ended December 31, 2004, we recorded share-based compensation expense of $1.7 million, a foreign currency loss of approximately $270,000, and a reduction in minority interest of approximately $293,000 in our Consolidated Statement of Operations and an increase of $1.7 million in the share-based compensation liability in our Consolidated Balance Sheet as of December 31, 2004. Our net loss attributable to common shareholders for the three-month period ended December 31, 2004 increased from $5.9 million to $7.6 million (increasing from ($0.03) per fully diluted share to ($0.04) per fully diluted share). See “Notes to Consolidated Financial Statements, Note 18 - Other Data” contained in Part II, Item 8, for a discussion of the impact on the quarterly periods.

This restatement of the accounting for the modification of the Global stock option plan had no effect on Harken’s oil and gas revenues, net working capital or cash flow for the periods in question. No other years or periods were effected by the restatement.

As of December 31, 2004, the Global share option plan has approximately 4 million options outstanding. Under variable plan accounting, if the Global share price is greater than the exercise price, Global is required to record additional compensation expense for the Global share options outstanding in an amount equal to the increase in share price of Global shares. Conversely, a compensation benefit is required to be recorded for decreases in Global’s share price. This could result in significant volatility of our earnings in the future.

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

Global Stock Options

In addition to the Global stock warrants described above, certain employees and directors of Global hold options to purchase 4,032,000 shares of Global’s common stock at December 31, 2004. See “Notes to Consolidated Financial Statements, Note 22—Restatement of Financial Statements” contained in Part II, Item 8, for discussion of Harken’s restatement of its consolidated financial statements for the year ended December 31, 2004.

Potential Change in Our Ownership of Global

At December 31, 2004 we owned 85.35% of Global’s common stock. Our ownership in Global may be reduced if the warrants and options described above are exercised. As of December 31, 2004, the following Global warrants and options were outstanding:

Lyford Warrants (50 UK pence)	7,000,000	(a)
Minority-Shareholder Warrants (60 UK pence)	500,061	(a)
Global Warrants held by Harken (60 UK pence)	6,487,481	(b)
Global employee stock options (50 UK pence)	3,243,000
Global employee stock options (151 UK pence)	780,000

(a)	At December 31, 2004, these warrants were recorded as a liability of $15 million in the Consolidated Balance Sheet.
(b)	Since Global is a consolidated subsidiary, the warrant issuance is not reflected in the consolidated financial statements. The estimated fair market value of these warrants at December 31, 2004 was approximately $11.8 million, as calculated by a third-party firm.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On September 28, 2004, the Securities and Exchange Commission, (the “SEC”) released Staff Accounting Bulletin (“SAB”) 106 regarding the application of SFAS 143, “Accounting for Asset Retirement Obligations (“AROs”),” by oil and gas producing companies following the full cost accounting method. Pursuant to SAB 106, oil and gas producing companies that have adopted SFAS 143 should exclude the future cash outflows associated with settling AROs (ARO liabilities) from the computation of the present value of estimated future net revenues for the purposes of the full cost ceiling calculation. In addition, estimated dismantlement and abandonment costs, net of estimated salvage values, that have been capitalized (ARO assets) should be included in the amortization base for computing depreciation, depletion and amortization expense. SAB 106 is effective prospectively as of the beginning of the first fiscal quarter beginning after October 4, 2004. We adopted SAB 106 in the fourth quarter of 2004. SAB 106 had no impact on our consolidated financial statements.

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

Consolidated Statement of Operations Comparisons

Net loss and per-share amounts for each of the years in the three year period ended December 31, 2004, were as follows:

(Thousands of dollars, except per-share amounts)	2002	2003	2004
			(restated)
Net loss	$(9,807)	$(997)	$(17,894)
Net income /(loss) attributed to common stock	$(13,917)	$2,132	$(18,409)
Net income / (loss) per share -
Basic	$(0.64)	$0.02	$(0.09)
Diluted	$(0.64)	$(0.03)	$(0.09)

The primary components or our (1) net loss for the year ended December 31, 2003 compared to the net loss for the year ended December 31, 2002 and (2) net loss for the year ended December 31, 2004 compared to the net loss for the year ended December 31, 2003, are outlined in the table below:

	Favorable (Unfavorable) Variance
(Thousands of dollars)	2003 compared to 2002	2004 compared to 2003
		(restated)
GEM operating profit (1)	$1,604	$1,224
Global operating profit (2)	578	2,280
IBA operating profit (3)	—	(260)
General and administrative expenses, net	1,088	(12)
Depreciation and amortization	2,569	(1,772)
Full cost valuation allowance	521	—
Provision for asset impairments	400	—
Litigation and contingent liability settlements, net	163	1,125
Accretion Expense	(125)	72
Interest expense and other, net	1,139	2,980
Share-based compensation	—	(5,866)
Gains from exchanges and extinguishments of debt	1,997	(5,370)
Income tax expense/benefit	421	(763)
Increase in Global warrant liability	(7)	(14,200)
Gain/loss on investment	11	1,478
Cumulative effect of change in accounting principle	(813)	813
Other	(736)	1,374

	8,810	(16,897)

(1)	GEM’s operating profit is calculated as oil and gas revenues less oil and gas operating expenses.
(2)	Global’s operating profit is calculated as oil revenues less operating expenses, before reduction for minority interest.
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

Depreciation, Depletion and Amortization Expense

After realizing a 22% decrease in depreciation, depletion and amortization (“DD&A”) expense during 2003, our 2004 DD&A expense increased approximately 20% to $10.7 million. DD&A of oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties. In 2004, as our consolidated oil and gas production decreased approximately 17%, the increase in DD&A in 2004 compared to 2003, is solely attributable to the increase in the DD&A rates per unit. In 2004, GEM’s average DD&A rate increased 60% to $2.35 per MCFe primarily due to decreased oil and gas reserve volumes as a result of our December 2003 sale of the Panhandle properties. Global’s average DD&A rate decreased approximately 7% to $1.17 per MCFe in 2004.

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

Share-Based Compensation Expense

During the third quarter of 2004, the board of directors of Global amended the Global share option plan to allow for the cashless exercise of options granted to employees under the plan. In accordance with Accounting Principles Board Opinion No 25 , Accounting for Stock Issued to Employees, as interpreted by Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the modification resulted in variable plan accounting for the Global share option plan. Accordingly, Global is required to record compensation expense attributable to the vested options as of the date of the modification in an amount equal to difference between the exercise price of the options and Global’s stock price on the date of modification. Unrecognized compensation costs relating to the unvested options are recorded over the remaining vesting period. Additionally, if the Global share price is greater than the option exercise price, variable plan accounting requires compensation expense (or benefit) to be recognized for subsequent changes in Global’s share price.

As a result of the modification, Global recorded share-based compensation expense of $2.9 million attributable to the vested options as of the date of the modification. The compensation expense was equal to difference between the exercise price of the options and Global’s stock price on the date of modification. Compensation costs relating to the unvested options is recorded over the remaining vesting period. Additionally, since the Global share price was greater than the option exercise price, variable plan accounting requires compensation expense (or benefit) to be recognized for subsequent changes in Global’s share price for all options outstanding under the plan. During 2004, Harken recognized additional compensation expense of $3 million attributable to the remaining options which vested during the period following the modification and to the increase in the Global share price from the date of the modification or option grant to December 31, 2004.

As of December 31, 2004, the Global share option plan has approximately 4 million options outstanding. Under variable plan accounting, if the Global share price is greater than the exercise price, Global is required to record additional compensation expense for the Global share options outstanding in an amount equal to the increase in share price of Global shares. Conversely, a compensation benefit is required to be recorded for decreases in Global’s share price. This could result in significant volatility of our earnings in the future.

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

Global Warrant Liability

In July and August 2002, we issued a 10% term loan to Lyford in exchange for $5 million in cash and warrants to purchase from us a total of 7 million shares of Global’s common stock, representing approximately 29% of our holdings of Global shares. The warrants expire October 2005 and are exercisable at 50 UK pence per share (the approximate quoted market price of Global’s common stock at the date of issuance of the warrants). In August 2002, Global issued warrants to its minority shareholders to purchase 505,407 shares of Global’s common stock at 60 UK pence per share. As more fully described in Note 8 –”Global Warrants and Stock Options” in the Notes to Consolidated Financial Statements, contained in Part II, Item 8, we are required to recognize the fair value of the Global Warrants held by Outside Parties as a liability with any changes in fair value reflected in earnings.

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

The payment of preferred stock dividends for each issuance and transaction for each of the three years is as follows:

	2002		2003	2004
Series G1		$—	$5,989,000	$3,521,000
Series G2		—	878,000	393,000
Series G3		—	(62,000)	—
Series G4		—	—	290,000
Series J		—	—	(154,000)
Series L		—	—	(558,000)
Series M		—	—	—

Total	$		$6,805,000	$3,492,000

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

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

	As of December 31,
(Thousands of dollars)	2003	2004
		(restated)
Current ratio	1.88 to 1	2.54 to 1
Working capital	$7,887	$21,845
Total debt	$7,360	$8,578
Total cash less debt	$4,813	$20,054
Stockholders’ equity	$52,761	$51,102
Total debt to equity	0.14 to 1	0.17 to 1

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

	Payments Due by Period
Contractual Obligations	2005	2006	2007	2008-2009	Thereafter	Total
Office Leases(1)	645,000	543,000	111,000	37,000	—	1,336,000
Global Commitments(2)	4,900,000	—	—	—	—	4,900,000
GEM Commitments(3)	—	—	—	—	—	—
4.25% Convertible Notes (4)	1,667,000	1,666,000	—	—	—	3,333,000
5% Convertible Notes(5)	—	—	—	5,245,000	—	5,245,000
Asset Retirement Obligation	17,000	112,000	119,000	161,000	5,545,000	5,954,000

Total Contractual Cash Obligations	7,229,000	2,321,000	230,000	5,443,000	5,545,000	20,768,000

(1)	Amount net of sublease arrangements.
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

We have reported losses in each of the last six fiscal years, including a restated net loss of approximately $17.9 million for the year ended December 31, 2004. We have reported cumulative net losses of approximately $222 million over the last six fiscal years. Our ability to generate net income is strongly affected by, among other factors, our ability to successfully drill undeveloped reserves as well as the market price of crude oil and natural gas. During the fourth quarter of 2000, we recorded a writedown of our oil and gas properties of approximately $156 million primarily due to a significant reduction in our proved undeveloped reserves in Colombia following the drilling of a non-productive well. If we are unsuccessful in drilling productive wells or the market price of crude oil and natural gas declines, we may report additional losses in the future. During 2004, we recorded a loss of approximately $14 million related to the increase of the fair value of the liability of the Global Warrants held by Outside Parties. Consequently, future losses may adversely affect our business, prospects, financial condition, results of operations and cash flows.

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

We account for our Colombian, Peruvian and Panamanian operations using the U.S. dollar as the functional currency. The costs associated with our exploration efforts in Colombia, Peru and Panama have typically been denominated in U.S. dollars. A portion of Colombian revenues are denominated in Colombian pesos. To the extent that the amount of our revenues denominated in Colombian pesos is greater than the amount of costs denominated in Colombian pesos, we could suffer a loss if the value of the Colombian peso were to drop relative to the value of the U.S. dollar. Any substantial currency fluctuations could have a material adverse effect on our results of operations. In recent years the value of the Colombian peso relative to the U.S. dollar has declined. For example, the average exchange rate for the Colombian peso into U.S. dollars for December 2004 was 0.00036, as compared to an average of 0.00036 for December 2003 and 0.000355 for December 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements appear on pages 43 through 97 in this Annual Report.

R EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

As explained in Note 22 to the financial statements, the Company has restated its financial statements to give effect for variable plan accounting for the third quarter 2004 modification of the Global Energy Development PLC share option plan.

HEIN & ASSOCIATES LLP

Dallas, Texas
March 4, 2005	(except with respect to
the matter discussed in
Note 22, as to which
the date is April 1, 2005.)

H ARKEN ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2004
		(restated)
ASSETS
Current Assets:
Cash and temporary investments	$12,173,000	$28,632,000
Accounts receivable, net of allowance for uncollectible accounts of $229,000 for 2003 and 2004, respectively	2,307,000	6,305,000
Prepaid expenses and other current assets	1,160,000	1,068,000
Investment in securities	1,209,000	—

Total Current Assets	16,849,000	36,005,000

Property and Equipment:
Oil and gas properties, using the full cost method of accounting:
Evaluated	342,082,000	359,703,000
Unevaluated	3,112,000	2,142,000
Facilities and other property	25,913,000	26,620,000
Less accumulated depreciation and amortization	(308,273,000)	(318,982,000)

Total Property and Equipment, net	62,834,000	69,483,000
Other Assets, net	1,329,000	1,993,000

	$81,012,000	$107,481,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$963,000	$4,648,000
Accrued liabilities and other	5,166,000	5,798,000
Revenues and royalties payable	1,166,000	2,047,000
Convertible notes payable	1,667,000	1,667,000

Total Current Liabilities	8,962,000	14,160,000

Convertible notes payable	3,673,000	6,911,000
Share based compensation liability	—	6,120,000
Senior secured notes	2,020,000	—
Accrued preferred stock dividends	3,239,000	—
Asset retirement obligation	6,305,000	5,954,000
Other long-term obligations	651,000	14,858,000
Minority interest in consolidated subsidiary	3,401,000	2,896,000

Total Liabilities	28,251,000	50,899,000
Commitments and contingencies (Note 21)
Temporary Equity:
Series J Preferred Stock, $1.00 par value; $0 and $5,000,000 liquidation value, respectively; 65,000 shares authorized; 0 and 50,000 shares outstanding respectively	—	4,675,000
Series L Preferred Stock, $1.00 par value; $0 and $1,000,000 liquidation value, respectively; 65,000 shares authorized; 0 and 10,000 shares outstanding respectively	—	805,000
Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $32,531,000 and $1,393,000 liquidation value, respectively; 700,000 shares authorized; 325,312 and 13,925 shares outstanding, respectively	325,000	14,000
Series G2 Preferred Stock, $1.00 par value; $6,165,000 and $250,000 liquidation value, respectively; 100,000 shares authorized; 61,650 and 2,500 shares outstanding respectively	62,000	2,000
Series G3 Preferred Stock, $1.00 par value; $7,670,000 and $0 liquidation value, respectively; 150,000 shares authorized; 76,700 and 0 shares outstanding, respectively	77,000	—
Series G4 Preferred Stock, $1.00 par value; $0 and $7,752,000 liquidation value, respectively; 150,000 shares authorized, 0 and 77,517 shares outstanding, respectively	—	78,000
Series M Preferred Stock, $1.00 par value; $0 and $5,000,000 liquidation value, respectively; 50,000 shares authorized; 0 and 50,000 shares outstanding respectively	—	50,000
Common stock, $0.01 par value; 325,000,000 shares authorized; 185,405,471 and 219,615,485 shares issued, respectively	1,854,000	2,196,000
Additional paid-in capital	432,027,000	450,473,000
Accumulated deficit	(380,872,000)	(399,280,000)
Accumulated other comprehensive income	740,000	119,000
Treasury stock, at cost 605,700 and 2,605,700 shares held, respectively	(1,452,000)	(2,550,000)

Total Stockholders’ Equity	52,761,000	51,102,000

	$81,012,000	$107,481,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

H ARKEN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2003	2004
			(restated)
Revenues and other:
Oil and gas operations	$24,989,000	$27,309,000	$29,308,000
Interest and other income	366,000	(19,000)	434,000

	25,355,000	27,290,000	29,742,000

Costs and Expenses:
Oil and gas operating expenses	9,331,000	9,469,000	7,964,000
General and administrative expenses, net	10,298,000	9,210,000	9,222,000
Share-based compensation expense	—	—	5,866,000
Depreciation and amortization	11,510,000	8,941,000	10,713,000
Full cost valuation allowance	521,000	—	—
Provision for asset impairments	400,000	—	—
Increase in Global warrant liability	—	7,000	14,207,000
Litigation and contingent liability settlements, net	1,288,000	1,125,000	—
Accretion expense	335,000	460,000	388,000
Interest expense and other, net	4,533,000	3,394,000	414,000

	38,216,000	32,606,000	48,774,000

Gains from exchanges and extinguishments of debt	3,528,000	5,525,000	155,000
(Loss)/gain on investment	(499,000)	(488,000)	990,000

Loss before income taxes	$(9,832,000)	$(279,000)	$(17,887,000)
Income tax (expense)/benefit	(237,000)	184,000	(579,000)

Loss before cumulative effect of change in accounting principle and minority interest	$(10,069,000)	$(95,000)	$(18,466,000)
Minority interest of subsidiary	262,000	(89,000)	572,000

Loss before cumulative effect of change in accounting principle	$(9,807,000)	$(184,000)	$(17,894,000)
Cumulative effect of change in accounting principle	—	(813,000)	—

Net loss	$(9,807,000)	$(997,000)	$(17,894,000)

Accrual of dividends related to preferred stock	(4,110,000)	(3,676,000)	(2,884,000)
Exchange of preferred stock	—	—	(1,123,000)
Payment of preferred stock dividends	—	6,805,000	3,492,000

Net income / (loss) attributed to common stock	$(13,917,000)	$2,132,000	$(18,409,000)

Basic net income /(loss) per common share:
Income / (loss) per common share before cumulative effect of change in accounting principle	$(0.64)	$0.03	$(0.09)
Cumulative effect of change in accounting principle	—	(0.01)	—

Income / (loss) per common share	$(0.64)	$0.02	$(0.09)

Weighted average shares outstanding	21,742,163	112,694,654	201,702,235

Diluted income / (loss) per common share:
Income / (loss) per common share before cumulative effect of change in accounting principle	$(0.64)	$(0.02)	$(0.09)
Cumulative effect of change in accounting principle	—	(0.01)	—

Loss per common share	$(0.64)	$(0.03)	$(0.09)

Weighted average shares outstanding	21,742,163	112,790,327	201,702,235

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

H ARKEN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	G1 Preferred Stock	G2 Preferred Stock	G3 Preferred Stock	G4 Preferred Stock	M Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2001	$446,000	$95,000	$—	$—	$—	$187,000	$385,710,000	$(1,433,000)	$(369,087,000)	$296,000	$16,214,000
Issuance of common stock	—	—	—	—	—	27,000	2,623,000	—	—	—	2,650,000
Redemption of convertible note	—	—	—	—	—	20,000	1,091,000	—	—	—	1,111,000
Repurchase of preferred stock - related party	(6,000)	—	—	—	—	—	45,000	—	—	—	39,000
Repurchase of preferred stock	(13,000)	—	—	—	—	—	(53,000)	—	—	—	(66,000)
Conversions of preferred stock	(24,000)	(2,000)	—	—	—	3,000	463,000	—	—	—	440,000
Repurchase of treasury stock	—	—	—	—	—	—	—	(19,000)	—	—	(19,000)
Rights offering costs	—	—	—	—	—	17,000	555,000	—	—	—	572,000
Preferred stock dividends	—	—	—	—	—	—	—	—	(4,110,000)	—	(4,110,000)
Issuance of stock of subsidiary	—	—	—	—	—	—	(1,731,000)	—	—	—	(1,731,000)
Comprehensive income:
Net change in derivative fair value	—	—	—	—	—	—	—	—	—	(72,000)
Reclassification of derivative fair value into earnings	—	—	—	—	—	—	—	—	—	(90,000)
Net loss	—	—	—	—	—	—	—	—	(9,807,000)	—
Total comprehensive loss											(9,969,000)

Balance, December 31, 2002	$403,000	$93,000	$—	$—	$—	$254,000	$388,703,000	$(1,452,000)	$(383,004,000)	$134,000	$5,131,000
Issuance of common stock, net of offering costs	—	—	—	—	—	729,000	8,226,000	—	—	—	8,955,000
Conversion/redemption of convertible notes	(17,000)	—	—	—	—	817,000	28,727,000	—	—	—	29,527,000
Issuance of preferred stock	(32,000)	—	93,000	—	—	—	5,883,000	—	—	—	5,944,000
Repurchase of preferred stock - related party	(5,000)	—	—	—	—	—	(43,000)	—	—	—	(48,000)
Conversions of preferred stock	(24,000)	(31,000)	(16,000)	—	—	45,000	321,000	—	—	—	295,000
Payment of preferred stock dividends	—	—	—	—	—	9,000	210,000	—	6,805,000	—	7,024,000
Accrual of preferred stock dividends	—	—	—	—	—	—	—	—	(3,676,000)	—	(3,676,000)
Comprehensive income:
Unrealized holding gain on available for sale investment	—	—	—	—	—	—	—	—	—	606,000
Net loss	—	—	—	—	—	—	—	—	(997,000)	—
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(391,000)

Balance, December 31, 2003	$325,000	$62,000	$77,000	—	—	$1,854,000	$432,027,000	$(1,452,000)	$(380,872,000)	$740,000	$52,761,000
Issuance of common stock, net of offering costs	—	—	—	—	—	36,000	3,189,000	—	—	—	3,225,000
Issuance of common stock to repay debt	—	—	—	—	—	19,000	1,072,000	—	—	—	1,091,000
Conversion/redemption of convertible notes	—	—	—	—	—	7,000	311,000	—	—	—	318,000
Issuance of preferred stock and common stock warrants	—	—	—	—	50,000	—	7,355,000	—	(1,885,000)	—	5,520,000
Conversions of preferred stock to common stock	(310,000)	(37,000)	(77,000)	—	—	273,000	4,210,000	—	(289,000)	—	3,770,000
Conversions of preferred stock to preferred stock	(1,000)	(23,000)	—	78,000	—	—	1,851,000	—	338,000	—	2,243,000
Payment of preferred stock dividends	—	—	—	—	—	7,000	611,000	—	4,206,000	—	4,824,000
Accrual of preferred stock dividends	—	—	—	—	—	—	—	—	(2,884,000)	—	(2,884,000)
Issuance of stock of subsidiary	—	—	—	—	—	—	(153,000)	—	—	—	(153,000)
Repurchase of treasury stock	—	—	—	—	—	—	—	(1,098,000)	—	—	(1,098,000)
Comprehensive income:
Reclassification of holding gain on available for sale investment into earnings	—	—	—	—	—	—	—	—	—	(606,000)
Reclassification of derivative fair value into earnings	—	—	—	—	—	—	—	—	—	(15,000)
Net loss (restated)	—	—	—	—	—	—	—	—	(17,894,000)	—
Total comprehensive loss (restated)	—	—	—	—	—	—	—	—	—	—	(18,515,000)

Balance, December 31, 2004 (restated)	$14,000	$2,000	$—	$78,000	$50,000	$2,196,000	$450,473,000	$(2,550,000)	$(399,280,000)	$119,000	$51,102,000

The accompanying Notes to Consolidated Financial Statements

are an integral part of these Statements.

H ARKEN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2003	2004
			(restated)
Cash flows from operating activities:
Net loss	$(9,807,000)	$(997,000)	$(17,894,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,510,000	8,941,000	10,713,000
Full cost valuation allowance	521,000	—	—
Provision for asset impairments	400,000	—	—
Accretion of asset retirement obligation	—	460,000	388,000
Share-based compensation	—	—	5,866,000
Standby purchase agreement costs	300,000	—	—
(Gain)/loss on investment	499,000	488,000	(990,000)
Amortization of issuance and finance costs	862,000	1,641,000	162,000
Gains from repurchases/exchanges of Convertible Notes	(3,528,000)	(5,525,000)	(155,000)
Increase in Global warrant liability	—	7,000	14,207,000
Minority interest	(262,000)	89,000	(572,000)
Litigation and contingent liability settlements, net	1,288,000	1,125,000	—
Cumulative effect of change in accounting principle	—	813,000	—
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(522,000)	835,000	(3,998,000)
Decrease (increase) in trade payables and other	(2,680,000)	(1,643,000)	4,651,000

Net cash provided by (used in) operating activities	(1,419,000)	6,234,000	12,378,000

Cash flows from investing activities:
Proceeds from sales of assets	2,835,000	7,315,000	(23,000)
Capital expenditures, net	(4,951,000)	(7,947,000)	(17,767,000)
Sale of investment	—	—	1,592,000

Net cash used in investing activities	(2,116,000)	(632,000)	(16,198,000)

Cash flows from financing activities:
Proceeds from issuances of long-term debt, net of issuance costs	4,889,000	4,791,000	4,893,000
Proceeds from issuances of common stock, net of issuance costs	921,000	4,319,000	3,225,000
Repayments of debt, convertible notes and long-term obligations	(6,363,000)	(17,702,000)	(2,489,000)
Proceeds from issuance of preferred stock, net of issuance costs	—	5,847,000	16,144,000
Payments of preferred dividends	—	—	(396,000)
Proceeds from issuances of European Notes, net of issuance costs	2,327,000	2,997,000	—
Purchase of preferred stock	(366,000)	(58,000)	—
Treasury shares purchased	(19,000)	—	(1,098,000)

Net cash provided by financing activities	1,389,000	194,000	20,279,000

Net (decrease)/increase in cash and temporary investments	(2,146,000)	5,796,000	16,459,000

Cash and temporary investments at beginning of year	8,523,000	6,377,000	12,173,000

Cash and temporary investments at end of year	$6,377,000	$12,173,000	$28,632,000

The accompanying Notes to Consolidated Financial Statements

are an integral part of these Statements.

H ARKEN ENERGY CORPORATION

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

The Consolidated Financial Statements as of December 31, 2004 and the year then ended have been restated to give effect for variable plan accounting for the third quarter 2004 modification of the Global Energy Development PLC share option plan. See Note 22 - Restatement of Financial Statements for further discussion.

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

Stock Options – Harken applies APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”) in accounting for all stock option plans of Harken and its consolidated subsidiaries. In accordance with APB 25, compensation cost for nonqualifying stock option plans is determined based on the difference between the option exercise price and the stock price of the underlying common stock at the date of grant or the date the number of underlying shares and the strike price is known (the “intrinsic method”). Compensation expense, if any, is recognized in earnings over the vesting period of the option. All of Harken’s option grants have been for a fixed number of options with the strike price determined on the date of grant. Such plans are generally referred to as fixed plans.

Historically, all of Harken’s stock option plans were fixed plans and no stock-based compensation cost was recognized in the consolidated statements of operations because the option exercise price was equal to or exceeded the market price of the underlying common stock on the date of grant.

In July 2004, the board of directors of Global modified the Global share option plan to allow for the cashless exercise of options granted to employees under the plan. The modification requires variable plan accounting for all option grants under the Global Share option plan from the date of the modification until all options granted under the plan have been exercised, forfeited or expire. Variable plan accounting is applicable to all outstanding options as of the date of the modification and all subsequent option grants under the Global share plan. Under variable plan accounting, compensation costs are determined under the intrinsic method at the date of grant or the date of the modification and recognized in earnings over the vesting period (or remaining vesting period for a modification). Compensation expense for vested options is recognized in earnings immediately as of the date of the modification. Additionally, if the underlying stock price is greater than the option exercise price, variable plan accounting requires compensation expense (or benefit) to be recognized for subsequent changes in the underlying stock price. During 2004, Harken recognized approximately $5.9 million of Share-Based Compensation Expense relating to the variable Global share plan in the consolidated statement of operations.

See Note 14 for further discussion of Harken’s and Global’s stock-based employee compensation.

SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) requires Harken to provide pro forma information regarding net income (loss) as if the compensation cost for Harken’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. To provide the required pro forma information, Harken estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing mode with the following weighted-average assumptions for the year ended December 31, 2004: risk-free interest rate of 3.5%; dividend yield of 0%; volatility factors of the expected market price of Global common stock of 28.93%; and a weighted-average expected life of the options of 10 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. All of the pro-forma information for the year ended December 31, 2004 reflects the effects of Global’s employee stock-based compensation plans under the fair value method of SFAS 123.

The following table represents the pro forma effect on net income (loss) and income (loss) per share as if Harken and Global had applied the fair value based method and recognition provisions of SFAS 123 to stock-based employee compensation. For further discussion of Harken’s and Global’s stock options, see Note 14 – Stock Option Plan.

	Year Ended December 31,
	2002	2003	2004
	(in thousands, except for per share data)
Net income / (loss) attributed to common stock, as reported	$(13,917)	$2,132	$(18,409)
Add: Total share-based employee compensation recognized under intrinsic value based method for all amounts	—	—	5,866
Less: Related minority interest and foreign currency loss	—	—	(642)
Deduct: Total stock-based employee compensation determined under fair value based method for all amounts	(1,547)	(353)	(369)

Pro forma net income / (loss) attributed to common stock	$(15,464)	$1,779	$(13,554)
Basic net income / (loss) per share, as reported	$(0.64)	$0.02	$(0.09)
Pro forma basic income / (loss) per share	$(0.71)	$0.02	$(0.07)
Diluted net income / (loss) per share, as reported	$(0.64)	$(0.03)	$(0.09)
Pro forma diluted income / (loss) per share	$(0.71)	$(0.03)	$(0.07)

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

On December 16, 2004, the FASB issued Statement 123 (revised 2004), “Share-Based Payment” that will require compensation costs related to share-based payment transactions (e.g., issuance of stock options and restricted stock) to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” For Harken, SFAS 123 (R) is effective for the first reporting period after June 15, 2005 and is applicable only to new awards or awards that have been modified, repurchased or cancelled after the effective date. Harken is currently evaluating the impact this new standard will have the Company.

On December 16, 2004, the FASB issued Statement 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29, to clarify the accounting for nonmonetary exchanges of similar productive assets. SFAS 153 provides a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement will be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not have any nonmonetary transactions for any period presented that this Statement would apply.

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

Pro Forma Condensed Statement of Operations

For the Year Ended December 31, 2002

(unaudited)

(in thousands, except per share amounts)

	Harken Actual	Pro Forma Adjustments		Pro Forma
Oil and gas revenue	$24,989	$308	(1)	$21,720
		(3,577	)(2)
Other revenues	366	—		366

Total Revenues	25,355	(3,269)		22,086

Oil and gas operating expenses	9,331	83	(1)	6,920
		(2,494	)(2)
General and administrative expenses, net	10,298	—		10,298
Depreciation and amortization	11,510	169	(1)	12,138
		459	(3)
Litigation and contingent liability settlements, net	1,288	—		1,288
Full cost valuation allowance	521	—		521
Provision for asset impairments	400	—		400
Accretion expense	335	—		335
Interest expense and other, net	4,533	—		4,533

Total Expenses	38,216	(1,783)		36,433

Gains from repurchases/exchanges of convertible notes	3,528	—		3,528

(Loss)/gain on investment	(499)	—		(499)

Income tax expense	237	—		237

Loss before minority interest	(10,069)	(1,486)		(11,555)
Minority interest in loss of subsidiary	262	—		262

Net loss	$(9,807)	$(1,486)		$(11,293)
Preferred stock dividends	(4,110)	—		(4,110)

Net loss attributed to common stock	$(13,917)	$(1,486)		$(15,403)

Basic and diluted loss per common share	$(0.64)			(0.69)

Weighted average common shares outstanding	21,742,163			22,414,047

Pro Forma Adjustments - Pro Forma Condensed Statement of Operations - Year Ended December 31, 2002

(1)	Pro forma entry to adjust oil and gas revenues, operating expenses and depreciation and amortization to reflect the purchase of the Republic Properties.
(2)	Pro forma entry to adjust oil and gas revenues and operating expenses to reflect the sale of the Panhandle Properties.
(3)	Pro forma entry to reflect the increase in depreciation and amortization rate associated with the sale of the Panhandle Properties and the associated proved reserve volumes.

Pro Forma Condensed Statement of Operations

For the Year Ended December 31, 2003

(unaudited)

(in thousands, except per share amounts)

	Harken Actual	Pro Forma Adjustments		Pro Forma
Oil and gas revenue	$27,309	$(4,523	)(1)	$22,786
Other revenues	(19)	—		(19)

Total Revenues	27,290	(4,523)		22,767

Oil and gas operating expenses	9,469	(2,275	)(1)	7,194
General and administrative expenses, net	9,210	—		9,210
Depreciation and amortization	8,941	1,355	(2)	10,296
Increase in Global warrant liability	7	—		7
Litigation and contingent liability settlements, net	1,125	—		1,125
Accretion expense	460	—		460
Interest expense and other, net	3,394	—		3,394

Total Expenses	32,606	(920)		31,686

Gains from repurchases/exchanges of convertible notes	5,525	—		5,525

(Loss)/gain on investment	(488)	—		(488)

Income tax benefit	184	—		184

Loss before minority interest	(95)	(3,603)		(3,698)
Minority interest in income of subsidiary	(89)	—		(89)
Cumulative effect of change in accounting principle	(813)	—		(813)

Net loss	$(997)	$(3,603)		$(4,600)
Preferred stock dividends	(3,676)	—		(3,676)
Payment of preferred stock dividend liability in common shares	6,805	—		6,805

Net income / (loss) attributed to common stock	$2,132	$(3,603)		$(1,471)

Basic income / (loss) per common share	$0.02			$(0.01)

Weighted average common shares outstanding	112,694,654			112,694,654

Diluted income / (loss) per common share	$(0.03)			$(0.01)

Weighted average common shares outstanding	112,790,327			112,694,654

Pro Forma Adjustments - Pro Forma Condensed Statement of Operations - Year Ended December 31, 2003

(1)	Pro forma entry to adjust oil and gas revenues and operating expenses to reflect the sale of the Panhandle Properties.
(2)	Pro forma entry to reflect the increase in depreciation and amortization rate associated with the sale of the Panhandle Properties and the associated proved reserve volumes.

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

(5) OIL AND GAS PROPERTIES

Harken follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, exploitation, development and production of oil and gas reserves. Under this method, all costs, including internal costs, directly related to acquisition, exploration, exploitation and development activities, are capitalized as oil and gas property costs. Harken capitalized $370,000, $272,000 and $821,000 of internal costs directly related to these activities in 2002, 2003 and 2004, respectively. Such costs include certain office and personnel costs of Harken’s international and domestic exploration field offices and do not include any corporate overhead. Harken also capitalizes costs of dismantlement, restoration and abandonment as required under FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations.” See Note 6 – Asset Retirement Obligation and Note 20 - Oil and Gas Disclosures for further discussion.

The capitalized costs of oil and gas properties, excluding unevaluated properties, are amortized on a country-by-country basis using a unit-of-production method (equivalent physical units of six Mcf of gas to each barrel of oil) based on estimated proved recoverable oil and gas reserves. Such amortization of U.S. domestic oil and gas properties was $1.44, $1.47 and $2.35 per equivalent Mcf produced during 2002, 2003 and 2004, respectively. Amortization of certain Colombian oil properties was $8.23, $7.56 and $7.02 per equivalent barrel of oil produced during 2002, 2003 and 2004, respectively. The evaluated costs of oil and gas properties, net of accumulated depreciation and amortization, at December 31, 2003 and 2004 include approximately $12.5 million and $18.5 million, respectively, related to Colombia. See Note 7 – Middle American Operations for a discussion of Colombian operations.

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

The pro forma effects of the application of SFAS 143, as if the statement had been adopted for all periods presented, is presented below (thousands of dollars except per share information):

	2002	2003	2004
			(restated)
Net income / (loss) applicable to common stockholders	$(13,917)	$2,132	$(18,409)
Reversal of accretion expense prior to adoption of SFAS 143	315	—	—
Accretion expense under SFAS 143	(443)	—	—
Cumulative effect of accounting change	—	813	—

Pro forma net income / (loss)	$(14,045)	$2,945	$(18,409)
Pro forma income / (loss) per share:
Basic	$(0.65)	$0.03	$(0.09)
Diluted	$(0.65)	$(0.02)	$(0.09)

The following table describes all changes to Harken’s asset retirement obligation liability during the years ended December 31, 2003 and 2004.

	2003	2004
Asset retirement obligation at beginning of year	$4,664,000	$6,305,000
Liability recognized upon adoption of SFAS 143	2,138,000	—
Additions during the year	124,000	192,000
Deletions during the year	(1,081,000)	(507,000)
Changes in estimates	—	(424,000)
Accretion expense	460,000	388,000

Asset retirement obligation at end of year	$6,305,000	$5,954,000

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

In July 2004, Global’s Board of Directors, amended the Global share option plan to allow for the cashless exercise of options granted to employees under the plan. The modification resulted in variable plan accounting for the Global share option plan. See Note 22 – Restatement of Financial Statements for further discussion.

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

As of December 31, 2004, maturities of Harken’s long-term and short-term debt in 2005 through 2009 are $1,666,000, $1,667,000, $0, $0 and $5,245,000, respectively.

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

Issuance of Convertible Notes - In December 2003, Harken issued to qualified purchasers a total of $5 million of 4.25% Convertible Notes. At December 31, 2004, approximately $3.3 million of the 4.25% Convertible Notes remain outstanding. During 2004, Harken extinguished certain amounts of the 4.25% Convertible Notes by issuing shares of Harken common stock based on the conversion price in accordance with the original terms of the note agreements. See Note 11 - Convertible Notes Payable for further discussion. Such 4.25% Convertible Notes are convertible into shares of Harken common stock at a conversion price of $1.25 per share, subject to adjustment in certain circumstances.

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

(14) STOCK OPTION PLAN

Harken has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of Harken’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, generally, no compensation expense is recognized. However, the July 2004 modification of the Global Share plan changed the plan from a fixed plan to a variable plan. Accordingly in

2004, Global recorded share-based compensation expense of $2.9 million attributable to the vested options as of the date of the modification. The compensation expense was equal to the difference between the exercise price of the options and Global’s stock price on the date of modification. Compensation costs relating to the unvested options is recorded over the remaining vesting period. Additionally, since the Global share price was greater than the option exercise price, variable plan accounting requires compensation expense (or benefit) to be recognized for subsequent changes in Global’s share price for all options outstanding under the plan. During 2004, Harken recognized additional compensation expense of $3 million attributable to the remaining options which vested during the period following the modification and to the increase in the Global share price from the date of the modification or option grant to December 31, 2004.

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

The following is a reconciliation of the reported amount of income tax expense (benefit) for the years ended December 31, 2002, 2003, 2004 to the amount of income tax expense (benefit) that would result from applying domestic federal statutory tax rates to pretax income:

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Statutory Tax (Benefit)	$(4,261)	$(421)	$(5,887)
Increase/(Decrease) in Valuation Allowance	3,272	56	2,109
Effect of Foreign Operations	300	(237)	(400)
Interest Expense Disallowed for Tax	921	383	99
Global Warrant Losses not deducted for tax	—	—	4,830
Minority Interest and Other	5	35	(172)

Total Tax Expense/(Benefit)	$237	$(184)	$579

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

(18) OTHER INFORMATION

Quarterly Data — (Unaudited) — The following tables summarize selected quarterly financial data for 2003 and 2004 expressed in thousands, except per share amounts:

	Quarter Ended					Total Year
	March 31		June 30	September 30	December 31
2003
Revenues and other	$7,061		$6,593	$7,399	$6,237	$27,290
Gross profit	5,351		4,130	4,209	4,150	17,840
Litigation and contingent liability settlements, net	—		—	—	(1,125)	(1,125)
Net income / (loss) before cumulative effect of change in accounting principle	2,661		(400)	16	(2,461)	(184)
Net income / (loss)	1,848		(400)	16	(2,461)	(997)
Net income / (loss) attributed to common stock	7,906	(A)	(1,410)	(806)	(3,558)	2,132
Basic income / (loss) per common share	$0.22	(A)	$(0.01)	$(0.01)	$(0.02)	$0.02
Diluted income / (loss) per common share	$0.05	(A)	$(0.01)	$(0.01)	$(0.02)	$(0.03)

2004 (restated) (B)
Revenues and other	$6,677		$8,158	$8,308	$6,599	$29,742
Gross profit	4,566		5,817	6,305	4,656	21,344
Increase/(decrease) in fair value of Global warrant liability	—		12,481	(1,120)	2,846	14,207
Share-based compensation expense	—		—	4,167	1,699	5,866
Net income / (loss)	1,511		(12,025)	(1,274)	(6,106)	(17,894)
Net income / (loss) attributed to common stock	3,409		(11,491)	(2,750)	(7,577)	(18,409)
Basic income / (loss) per common share	$0.02		$(0.06)	$(0.01)	$(0.04)	$(0.09)
Diluted income / (loss) per common share	$0.02		$(0.06)	$(0.01)	$(0.04)	$(0.09)

(A)	As reported in Harken’s Form 10-K for the year ended December 31, 2003, Net Income / (Loss) Attributable to Common Stock previously reported was changed since Harken determined it is necessary to account for the January 2003 payment of Harken’s Series G1 and Series G2 Preferred stock dividends with shares of Harken common stock to reflect, in accordance with APB 26, the difference between the carrying value of the preferred stock dividend liability of approximately $7.4 million and the fair market value of the shares of Harken common stock of approximately $227,000 issued by Harken in payment of the liability. The difference was recognized as a Payment of Preferred Stock Dividend Liability in Common Shares of approximately $6.8 million in the Consolidated Statement of Operations for the period ended March 31, 2003 as an increase, net of income taxes paid on behalf of the preferred shareholders, to Net Income Attributed to Common Stock. Harken had previously accounted for the payment of the Series G1 and G2 Preferred stock dividend liability with shares of Harken common stock as a conversion transaction, pursuant to the terms of the respective preferred stock agreement, with the difference between the carrying amount of the preferred stock dividend liability and the par value of the common stock issued recorded to Additional Paid-in Capital. This accounting treatment had no effect on Harken’s revenues, net income, net working capital, or cash flow for the period in question. Basic earnings (loss) per share increased from $0.02 to $0.22, and diluted earnings (loss) per share increased from $0.01 to $0.05 for the quarter ended March 31, 2003 as a result of the increase to Income Attributable to Common Share. Additionally, none of Harken’s debt compliance covenants were affected by this accounting treatment.
(B)	On March 16, 2005, immediately after completion of the audit and filing of our Annual Report on Form 10-K, we were advised by our independent registered public accounting firm of the discovery of an error in our 2004 financial statements. During the third quarter of 2004, the board of directors of Global amended the Global share option plan to allow for the cashless exercise of options granted to employees under the plan. In accordance with Accounting Principles Board Opinion No 25, Accounting for Stock Issued to Employees, as interpreted by Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the modification resulted in variable plan accounting for the Global share option plan. Accordingly, Global is required to record compensation expense attributable to the vested options as of the date of the modification in an amount equal to the difference between the exercise price of the options and Global’s stock price on the date of modification. Unrecognized compensation cost relating to the unvested options, if any, is recorded over the remaining vesting period. Additionally, if the Global share price is greater than the option exercise price, variable plan accounting requires compensation expense (or benefit) to be recognized for subsequent changes in Global’s share price. The financial statements, as previously filed, treated the Global share option plan as a fixed plan and did not include accounting recognition for the modification.

Restatement for the Quarter ended September 31, 2004

As a result of the restatement, for the three months ended September 30, 2004, we recorded share-based compensation expense of $4.2 million, a foreign currency gain of approximately $20,000, and a reduction in minority interest of approximately $600,000 in our Consolidated Statement of Operations and a share-based compensation liability of $4.2 million in our Consolidated Balance Sheet as of September 30, 2004. For the three-month period ended September 30, 2004, net income/(loss) attributable to common shareholders decreased from a net income of $795,000 to a net loss of $2.8 million (decreasing from $0.00 per fully diluted share to ($0.01) per fully diluted share).

Restatement for the Quarter Ended December 31, 2004

As a result of the restatement, for the three months ended December 31, 2004, we recorded share-based compensation expense of $1.7 million, a foreign currency loss of approximately $270,000, and a reduction in minority interest of approximately $293,000 in our Consolidated Statement of Operations

and an increase of $1.7 million in the share-based compensation liability in our Consolidated Balance Sheet as of December 31, 2004. Our net loss attributable to common shareholders for the three-month period ended December 31, 2004 increased from $5.9 million to $7.6 million (increasing from ($0.03) per fully diluted share to ($0.04) per fully diluted share)

See Note 22 – Restatement of Financial Statements for further discussion of Harken’s restatement of its 2004 financial statements.

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

See Note 20 – Oil and Gas Disclosures for geographic information regarding Harken’s long-lived assets. Harken’s financial information, expressed in thousands, for each of its operating segments is as follows for each of the three years in the period ended December 31, 2004:

	GEM	GLOBAL	IBA	Total
For the year ended December 31, 2002:
Operating revenues	$17,370	$7,619	—	$24,989
Oil and gas operating expenses	7,292	2,039	—	9,331
Interest and other income	(44)	410	—	366
Depreciation and amortization	7,498	4,012	—	11,510
Full cost valuation allowance	—	521	—	521
Provision for asset impairments	—	400	—	400
Litigation and contingent liability settlements, net	1,288	—	—	1,288
Interest expense and other, net	4,238	295	—	4,533
Income tax (benefit) expense	(63)	300	—	237
Segment loss	(6,298)	(3,509)	—	(9,807)
Capital expenditures	3,688	2,324	—	6,012
Total assets at end of year	59,783	25,797	—	85,580

For the year ended December 31, 2003:
Operating revenues	$18,753	$8,556	—	$27,309
Oil and gas operating expenses	7,071	2,398	—	9,469
Interest and other income	(122)	103	—	(19)
Depreciation and amortization	5,804	3,137	—	8,941
Litigation and contingent liability settlements, net	1,125	—	—	1,125
Interest expense and other, net	3,312	82	—	3,394
Income tax (benefit) expense	53	(237)	—	(184)
Segment income (loss)	(1,616)	619	—	(997)
Capital expenditures	4,427	4,149	—	8,576
Total assets at end of year	54,616	26,396	—	81,012

For the year ended December 31, 2004:
Operating revenues	$18,334	$10,974	$—	$29,308
Oil and gas operating expenses	5,428	2,536	—	7,964
Interest and other income (restated)	825	(185)	(206)	434
Depreciation and amortization	7,304	3,400	9	10,713
Increase in fair value of Global warrant liability	14,207	—	—	14,207
Interest expense and other, net	412	2	—	414
Income tax (benefit) expense	(8)	561	26	579
Segment income (loss) (restated)	(11,277)	(5,720)	(897)	(17,894)
Capital expenditures	8,770	8,891	106	17,767
Total assets at end of year	62,670	33,108	11,703	107,481

(19) EARNINGS (LOSS) PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted earnings / (loss) per share for the years ended December 31, 2002, 2003 and 2004.

	2002			2003			2004
(in thousands, except per share data)	Net (loss) Attributed to Common Stock	Weighted - Average Shares	Per-Share (Loss)	Net earnings (loss) Attributed to Common Stock	Weighted - Average Shares	Per-Share earnings (Loss)	Net earnings (loss) Attributed to Common Stock (restated)	Weighted - Average Shares	Per-Share earnings (Loss) (restated)
Basic earnings per share	$(13,917)	21,742	$(0.64)	$2,132	112,695	$0.02	(18,409)	201,702	(0.09)
Effect of dilutive securities:
5% European Notes (A)	—	—	—	(5,254)	95	—	—	—	—

Diluted earnings per share	$(13,917)	21,742	$(0.64)	$(3,122)	112,790	$(0.03)	(18,409)	201,702	(0.09)

(A)	Represents 5% European Notes extinguished in March and May 2003. Gains on these transactions have been treated as a reduction to income attributed to common stock as such gains would not have occurred had these securities been converted by the holder.

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

Capitalized Costs Relating to Oil and Gas Producing Activities, expressed in thousands:

	As of December 31,
	2002	2003	2004
Capitalized costs:
Unevaluated Peru properties	$562	$701	$736
Unevaluated Panama properties	304	488	493
Unevaluated GEM properties	2,617	1,923	914
Evaluated Colombia properties	184,491	188,219	196,649
Evaluated domestic properties	156,072	153,863	163,055
Colombian production facilities	15,409	15,931	16,210
GEM production facilities	508	508	508

Total capitalized costs	359,963	361,633	378,565
Less accumulated depreciation and amortization	(291,159)	(299,791)	(309,833)

Net capitalized costs	$68,804	$61,842	$68,732

Results of Operations from Oil and Natural Gas Producing Activities

(thousands of dollars)

	Year Ended December 31,
	2002	2003	2004
Oil and natural gas revenues	$24,989	$27,309	$29,308
Less:
Oil and natural gas operating costs	9,331	9,469	7,964
Depreciation and amortization	11,510	8,941	10,713
Provision for asset impairments	400	—	—
Full cost valuation allowance	521	—	—
Accretion expense	335	460	388
Income tax expense /(benefit)	237	(184)	579

	22,334	18,686	19,644

Results of operations from oil and natural gas producing activities	$2,655	$8,623	$9,664

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
	(in thousands)
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

(22) RESTATEMENT OF FINANCIAL STATEMENTS

On March 16, 2005, immediately after completion of the audit and filing of the Annual Report on Form 10-K, Harken was advised by its independent registered public accounting firm of the discovery of an error in the 2004 financial statements. During the third quarter of 2004, the board of directors of Harken’s 85% owned subsidiary, Global, amended the Global share option plan to allow for the cashless exercise of options granted to employees under the plan. In accordance with Accounting Principles Board Opinion No 25, Accounting for stock issued to employees, as interpreted by Financial Accounting Standards Board Interpretation No. 44, Accounting for certain transactions involving stock compensation, the modification resulted in variable plan accounting for the Global share option plan. Accordingly, Global is required to record compensation expense attributable to the vested options as of the date of the modification in an amount equal to the difference between the exercise price of the options and Global’s stock price on the date of modification. Unrecognized compensation costs relating to the unvested options are recorded over the remaining vesting period. Additionally, if the Global share price is greater than the option exercise price, variable plan accounting requires compensation expense (or benefit) to be recognized for subsequent changes in Global’s share price. The 2004 financial statements, as previously filed, treated the Global share option plan as a fixed plan and did not include accounting recognition for the modification.

The following table summarizes the impact of the restatement on Harken’s Consolidated Balance Sheet as of December 31, 2004 and the impact on the Consolidated Statement of Operations and Statement of Stockholders’ Equity for the year then ended. See Note 18 – Other Information for a discussion of the impact of the restatement on the 2004 interim financial data. This restatement of the accounting for the modification of the Global stock option plan had no effect on Harken’s oil and gas revenues, net working capital, cash flows from operations, investing or financing activities. Harken had no debt compliance covenants that were affected by the restatement. No other years or periods were affected by the restatement.

	2004
	September 30,		December 31,		Year Ended December 31,
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Revenues:
Oil and gas operations	$8,206	$8,206	$6,664	$6,664	$29,308	$29,308
Interest and other income	82	102	208	(65)	687	434

	8,288	8,308	6,872	6,599	29,995	29,742

Costs and Expenses:
Oil and gas operating	1,901	1,901	2,008	2,008	7,964	7,964
General and administrative, net	1,853	1,853	3,722	3,722	9,222	9,222
Share-based compensation	—	4,167	—	1,699	—	5,866
Depreciation and amortization	2,804	2,804	2,326	2,326	10,713	10,713
Increase/ (decrease) in Global warrant liability	(1,120)	(1,120)	2,846	2,846	14,207	14,207
Accretion expense	97	97	84	84	388	388
Interest and other, net	104	104	167	167	414	414

	5,639	9,806	11,153	12,852	42,908	48,774
Gains / (losses) from changes and extinguishments of debt	—	—	(170)	(170)	155	155
Gain on investment	—	—	—	—	990	990
Income / (loss) before income taxes	$2,649	$(1,498)	$(4,451)	$(6,423)	$(11,768)	$(17,887)
Income Tax	(171)	(171)	(85)	(85)	(579)	(579)
Minority Interest	(207)	395	109	402	(323)	572

Net income / (loss)	$2,271	$(1,274)	$(4,427)	$(6,106)	$(12,670)	$(17,894)
Net income / (loss) attributable to common stock	$795	$(2,750)	$(5,898)	$(7,577)	$(13,185)	$(18,409)
Basic and diluted net income (loss) per common share	0.00	(0.01)	(0.03)	(0.04)	(0.07)	(0.09)

Balance Sheet and Stockholders’ Equity Data
Total liabilities	39,014	42,559	45,675	50,899	45,675	50,899
Stockholders’ equity	52,140	48,595	56,326	51,102	56,326	51,102

ITEM 9A. CONTROLS AND PROCEDURES

In connection with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2004, Harken’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2004. Based upon that evaluation, Harken’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

At the time of the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2004, there had been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that had materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

On March 16, 2005, immediately after completion of the audit and filing of the Annual Report on Form 10-K, the Company was advised by its independent registered public accounting firm, Hein & Associates LLP (“Hein”), of the discovery of an error in the 2004 financial statements relating to the July 2004 modification of the share option plan by the board of directors of the Company’s 85% owned subsidiary, Global Energy Development PLC. Harken, after consultation with the audit committee of the board of directors, determined that the error was material and required restatement of the previously issued Annual Report on Form 10-K for the year ended December 31, 2004 and selected quarterly financial information for the quarter ended September 30, 2004.

Harken’s management and Hein have not yet completed the annual report on internal control over financial reporting and the related audit report for the year ended December 31, 2004. Harken anticipates completing and filing the required annual report and related audit report on internal control over financial reporting for the year ended December 31, 2004 within the time period provided by Securities and Exchange Commission Release No. 50754 dated November 30, 2004.

Although management and Hein have not fully completed their evaluation of the effectiveness of Harken’s internal controls, given the nature of the restatement, Harken’s management believes the lack of adequate technical accounting staff and expertise at Global to be a material weakness in its internal control over financial reporting. Global is currently studying ways to ensure that it has appropriate staffing in its financial reporting function with qualifications for evaluating ongoing compliance with relevant accounting and financial reporting requirements.

In addition, and since Harken and Hein have not fully completed their evaluation of Harken’s internal controls, it is possible that significant deficiencies and/or material weaknesses associated with the need for additional skilled accounting and experienced personnel to enhance Harken’s financial reporting and general accounting groups, in addition to those disclosed above may be identified.

Other than as described herein, there have been no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 or subsequent to year-end.

In conjunction with the Company’s decision to restate its financial statements and the identification of a material weakness in its internal control over financial reporting, the Company has reevaluated its disclosure controls and procedures, and the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls were not effective as of December 31, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this Annual Report:

	(1) Financial Statements included in Part II of this Annual Report:
		Page
	Harken Energy Corporation and Subsidiaries
	— Reports of Independent Registered Public Accounting Firms	40
	— Selected Financial Data for the five years ended December 31, 2004	5
	— Consolidated Balance Sheets — December 31, 2003 and 2004	43
	— Consolidated Statements of Operations for the three years ended December 31, 2004	44
	— Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2004	45
	— Consolidated Statements of Cash Flows for the three years ended December 31, 2004	46
	— Notes to Consolidated Financial Statements	47

	(2) The information required by Schedule I is either provided in the related financial statements or in a note thereto, or is not applicable to Harken. The information required by all other Schedules is not applicable to Harken.

	(3) Exhibits

3.1	Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.1 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.2	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.2 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.3	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.3 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.4	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.4 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.5	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.5 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.6	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.6 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

*3.7	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation dated August 4, 2004.

*3.8	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation dated February 22, 2005.

3.9	Amended and Restated Bylaws of Harken Energy Corporation (filed as Exhibit 3.7 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

4.1	Form of certificate representing shares of Harken common stock, par value $.01 per share (filed as Exhibit 1 to Harken’s Registration Statement on Form 8-A, File No. 1-10262, filed with the SEC on June 1, 1989 and incorporated by reference herein).

4.2	Rights Agreement, dated as of April 6, 1998, by and between Harken Energy Corporation and ChaseMellon Shareholder Services L.L.C., as Rights Agent (filed as Exhibit 4 to Harken’s Current Report on Form 8-K dated April 7, 1998, file No. 1-10262, and incorporated by reference herein).

4.3	Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company (successor to Mellon Investor Services LLC, (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated June 18, 2002 (filed as Exhibit 4.11 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

4.4	Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company (successor to Mellon Investor Services LLC, (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated August 27, 2002 (filed as Exhibit 4.12 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

4.5	Certificate of Designations of Series E Junior Participating Preferred Stock (filed as Exhibit A to Exhibit 4 to Harken’s Current Report on Form 8-K dated April 7, 1998, file No. 1-10262, and incorporated by reference herein).

4.6	Certificate of Increase of Series E Junior Participating Preferred Stock of Harken Energy Corporation (filed as Exhibit 4.6 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

4.7	Certificate of Designations of Series G1 Convertible Preferred Stock (filed as Exhibit 3.7 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

4.8	Certificate of Increase of Series G1 Convertible Preferred Stock of Harken Energy Corporation (filed as Exhibit 3.8 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

4.9	Certificate of Designations of Series G2 Convertible Preferred Stock (filed as Exhibit 4.10 to Harken’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2001, File No. 1-10262, and incorporated by reference herein).

4.10	Certificate of Designations of Series G3 Convertible Preferred Stock (filed as Exhibit 10.52 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File 1-10262, and incorporated by reference herein).

4.11	Subscription Agreement for Series J Convertible Preferred Stock dated as of April 27, 2004 by and between Harken Energy Corporation and Alexandra Global Master Fund LTD., with annexures thereto (filed as Exhibit 99.1 to Harken’s Current Report on Form 8-K dated April 29, 2004, File No. 1-10262, and incorporated by reference herein).

4.12	Certificate of Designations of Series G-4 Convertible Preferred Stock (filed as Exhibit 4.15 to Harken From S-3 on May 3, 2004, File No. 333 - 115107, and incorporated by reference herein).

4.13	Certificate of Designations of Series L Cumulative Convertible Preferred Stock (filed as Exhibit to Harken’s Current Report on Form 8-K dated June 4, 2004, File No. 1-10262, and incorporated by reference herein).

4.14	5% Senior Convertible Note Due 2009 by Harken Energy Corporation payable to the Bank of New York Depository dated August 19, 2004 (filed as Exhibit 4.21 to Harken’s Current Report on Form 8-K dated August 20, 2004, File No. 1-10262, and incorporated by reference herein).

4.15	Certificate of Designations of Series M Cumulative Convertible Preferred Stock (filed as Exhibit 4.1 to Harken’s Current Report on Form 8-K dated October 8, 2004, File No. 1-10262, and incorporated by reference herein).

4.16	Conversion/Redemption Agreement, dated October 7, 2004 by and between Harken Energy Corporation and the holders of Harken’s Series L Cumulative Convertible Preferred Stock (filed as Exhibit 10.3 to Harken’s Current Report dated October 8, 2004, File No. 1-10262, and incorporated by reference herein).

4.17	4.25% Senior Convertible Notes due 2006 in the principal amount of $1,000,000 and $4,000,000 (filed as Exhibit 10.55 to Harken’s Form S-1 Registration Statement filed with the SEC on February 3, 2004, File No. 333-112451, and incorporated herein by reference).

10.1	Association Contract (Bolivar) by and between Harken de Colombia, Ltd. and Empresa Colombia de Petroleos (filed as Exhibit 10.4 to Harken’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, and incorporated herein by reference).

10.2	Association Contract (Alcaravan) dated as of December 13, 1992, but effective as of February 13, 1993, by and between Empresa Colombiana de Petroleos (filed as Exhibit 10.1 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-10262, and incorporated herein by reference).

10.3	Association Contract (Bocachico) dated as of January 1994, but effective as of April 1994, by and between Harken de Colombia, Ltd. and Empresa Colombiana de Petroleos (filed as Exhibit 10.1 to Harken’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994, File No. 1-10262, and incorporated herein by reference

10.4	Purchase and Sale Agreement dated January 31, 2002 between Republic Resources, Inc. and Harken Energy Corporation (filed as Exhibit 10.15 to Harken’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2001, File No. 1-10262, and incorporated by reference herein).

10.5	Standby Purchase Agreement between Harken Energy Corporation and Lyford Investments Enterprises Ltd. dated September 6, 2002 (filed as Exhibit 99.9 to Harken’s Registration Statement on Form S-3, filed with SEC on September 13, 2002, File No. 333-99579, and incorporated by reference herein).

10.6	Amendment No. 1 to Standby Purchase Agreement of September 6, 2002 between Harken Energy Corporation and Lyford Investments Enterprises Ltd., dated November 22, 2002 (filed as Exhibit 99.10 to Harken’s Amendment No. 1 to Registration Statement on Form S-3, filed with the SEC on December 24, 2002, File No. 333-99579, and incorporated by reference herein).

10.7	Loan Agreement dated July 15, 2002 between Harken Energy Corporation and Lyford Investments Enterprises Ltd. (filed as Exhibit 10.18 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.8	First Amendment to Loan Agreement between Harken Energy Corporation and Lyford Investments Enterprises Ltd., dated August 29, 2002 (filed as Exhibit 10.2 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.9	International Business Associates, Ltd. Ordinary Share Purchase Warrant (filed as Exhibit 10.2 to Harken’s Current Report Form 8-K dated September 14, 2004, File No. 1-10262, and incorporated by reference herein).

10.10	Stockholders’ Agreement by and between Harken Energy Corporation’s wholly-owned subsidiary, International Business Associates Holding Co., Ltd. and International Business Associates, Ltd., John Kean, Jr. and Stanley Brownell (filed as Exhibit 10.3 to Harken’s Current Report Form 8-K dated September 14, 2004, File No. 1-10262, and incorporated by reference herein).

10.11	Series A Redeemable Preferred Stock Subscription Agreement by and between a wholly owned subsidiary of Harken Energy Corporation, International Business Associates Holding Co., Ltd. and International Business Associates, Ltd. with annexes thereto (filed as Exhibit 10.1 to Harken’s Current Report Form 8-K dated September 14, 2004, File No. 1-10262, and incorporated by reference herein).

10.12	Rio Verde Exploration and Production Contract (English Translation) (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K dated September 16, 2004, File No. 1-10262, and incorporated by reference herein).

10.13	Los Hatos Exploration and Production Contract (English Translation) (filed as Exhibit 10.1 to Harken’s Quarterly Report on 10-Q for the fiscal quarter ended September 30, 2001, File No. 1-10262, and incorporated by reference herein).

16.1	Letter from Ernst & Young LLP pursuant to Item 304(a)(3) of Regulation S-K (filed as Exhibit 16.1 in Harken’s current report on Form 8-K, filed on June 25, 2003, File No. 1-10262, and incorporated by reference herein).

*21	Subsidiaries of Harken

**23.1	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP

**23.2	Consent of Independent Registered Public Accounting Firm - BDO Seidman, LLP

*23.3	Consent of Netherland, Sewell & Associates, Inc. (Independent Reserve Engineers)

*23.4	Consent of Ryder Scott Company (Independent Reserve Engineers)

*24	Power of Attorney

**31.1	Certification by Chief Executive Officer of Harken Energy Corporation.

**31.2	Certification by Chief Financial Officer of Harken Energy Corporation.

**32.1	Certificate of the Chief Executive Officer of Harken Energy Corporation.

**32.2	Certificate of the Chief Financial Officer of Harken Energy Corporation.

*	Previously filed as exhibits in Harken’s annual report on Form 10-K, filed on March 16, 2005, File No. 1-10262 and incorporated herein by reference.
**	Filed herewith
^	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 5, 2005.

HARKEN ENERGY CORPORATION

/s/ Anna M. Williams
By: Anna M. Williams, Vice President – Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on April 5, 2005.

Signature	Title
/s/ Anna M. Williams	Vice President – Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Anna M. Williams

/s/ Mikel D. Faulkner	Director, Chief Executive Officer and President (Principal Executive Officer)
Mikel D. Faulkner

/s/ Michael M. Ameen *	Director
Michael M. Ameen

/s/ J. William Petty *	Director
J. William Petty

/s/ Alan G. Quasha *	Director
Alan G. Quasha

/s/ H.A. Smith *	Director
H. A. Smith

/s/ Anna M. Williams
*By: Anna M. Williams, Attorney in-fact