Form 10-K/A
period 2004-12-31
HARKEN ENERGY CORP
filed 2005-04-13
CIK 313478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment Number 2 to the Annual Report on Form 10-K/A is filed in order for Harken Energy Corporation (“Harken”) to include management’s annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K and the related attestation report of Harken’s registered public accounting firm required by Item 308 (b) of Regulation S-K.

Accordingly, the following items of the Annual Report are hereby amended:

(i)	Item 9A (Controls and Procedures); and

(ii)	the principal executive officer and principal financial officer certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and the certifications by the principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Harken previously filed Amendment No. 1 of Form 10-K/A on April 5, 2005 to include restated consolidated financial statements for the year ended December 31, 2004 and the three months ended September 30, 2004 to correctly account for the July 2004 modification of the employee share option plan of Global Energy Development PLC, Harken’s 85%-owned subsidiary.

All other items of the Annual Report, as originally filed with the SEC on March 16, 2005 and amended by Amendment No. 1 on Form 10-K/A thereto, are refiled herein for convenience of reference. This Amendment No. 2 on Form 10-K/A does not reflect events occurring after the filing of the Annual Report on Form 10-K filed on March 16, 2005, nor does it modify or update the disclosures presented therein, except with regard to the specific modifications described in Amendment No. 1 on Form 10-K/A or this Explanatory Note.

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

West Texas Operations — Prior to the December 2003 sale of the Panhandle properties, GEM operated or owned non-operated interests in 157 oil wells and 40 gas wells in Hutchinson and Gray Counties and 61 oil wells in Hockley County, all located in the Panhandle area of Texas. In December 2003, GEM and certain wholly-owned subsidiaries of GEM sold the majority of our oil and gas properties located in the Panhandle region of Texas for gross cash proceeds of approximately $7 million, subject to certain adjustments. At December 31, 2004, GEM continues to own interests in 23 oil and gas wells in the Panhandle area of Texas. GEM also owns interest in 2 non-operated Eddy County gas wells in New Mexico.

Prospect Acreage — In addition to the producing property interests discussed above, GEM, through certain wholly-owned subsidiaries, owns interests in a variety of domestic prospect acreage in the Lake Raccourci and Lapeyrouse fields of LaFourche and Terrebonne Parishes, respectively, in Louisiana and in the Old Ocean field in Matagorda and Brazoria Counties of Texas.

Global Exploration and Development Operations — Colombia

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

Alcaravan Contract Operations — Global has drilled eight wells on the Alcaravan acreage, six of which are currently producing. These six producing wells include the Estero #1, Estero #2, Estero #4 and Estero #5 wells, the Canacabare #1 well and the Cajaro #1 well. In January and February 2005, daily combined production from the Estero #1 and Estero #2 wells from the Palo Blanco field have averaged a total of approximately 429 gross barrels per day. In 2004, the Cajaro #1 well produced a total of 148,835 gross barrels of oil during the year. At December 31, 2004, Global reflects proved reserves of approximately 1.14 million net barrels related to its interest in the Palo Blanco field. During 2004, Global produced a total of approximately 365,000 gross barrels of oil from its Palo Blanco field, and since inception and through December 31, 2004, Global has produced a cumulative total of approximately 2,232,000 gross barrels of oil from its Palo Blanco field.

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

Bocachico Contract Operations — From 1996 to 1998, Global drilled and completed three wells on the Bocachico Contract area, all in the Rio Negro prospect area. During 2004, the Torcaz wells averaged approximately 79 gross barrels of production per day from the Torcaz field. At December 31, 2004, Global reflected proved reserves of approximately 157,000 net barrels related to its interest in the Rio Negro field. There are no significant capital expenditures presently scheduled for the Rio Negro field in 2005.

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

Bolivar Contract Operations — Global has drilled four wells on the Bolivar Contract area. In November 1997, Global spudded its first well on the Bolivar Contract acreage, the Catalina #1, which was found to be productive, but is no longer producing. In March 1998, Global spudded the Olivo #1, which was drilled from the same surface location as the Catalina #1, and was also found to be productive. Two additional wells, the Laurel #1, drilled in 1999, and the Olivo #2, drilled in early 2001, were unproductive.

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

Global Operations — Peru

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

Global Operations — Panama

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

Properties and Locations

Production and Revenues — See also “Note 20 – Oil and Gas Disclosures” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for certain information about our proved oil and gas reserves. A summary of GEM’s and Global’s ownership in its most significant producing properties is as follows:

	Average Working Interest	Average Revenue Interest
Lake Raccourci – Domestic	40%	28%
Lapeyrouse – Domestic	12%	9%
Raymondville – Domestic	27%	19%
Main Pass Block 35 – Domestic	90%	72%
Bayou Sorrel – Domestic	15%	11%
Jackson County, Texas – Domestic	9%	7%

Alcaravan Contract – Colombia	100%	86%
Bolivar Contract – Colombia	100%	80%
Bocachico Contract – Colombia	100%	80%
Rio Verde Contract – Colombia	100%	89.5%
Los Hatos Contract – Colombia	100%	92%

Block 95 Contract – Peru	100%	95%

The following table shows, for the periods indicated, operating information attributable to our oil and gas interests:

	GEM Year Ended December 31,
	2000	2001	2002	2003	2004
Production:
Natural Gas (Mcf)	4,012,000	3,844,000	3,225,000	2,133,000	1,788,000
Oil (Bbls)	529,000	273,000	267,000	238,000	182,000
Revenues:
Natural Gas	$16,178,000	$16,643,000	$10,753,000	$11,524,000	$11,044,000
Oil	15,422,000	6,708,000	6,617,000	7,229,000	7,290,000

Total	$31,600,000	$23,351,000	$17,370,000	$18,753,000	$18,334,000

Unit Prices:
Natural Gas (per Mcf)	$4.03	$4.33	$3.33	$5.40	$6.18
Oil (per Bbl)	$29.15	$24.57	$24.78	$30.38	$40.05
Production costs per equivalent Mcfe	$1.68	$1.69	$1.51	$1.99	$1.88
Amortization per equivalent Mcfe	$1.07	$1.52	$1.44	$1.47	$2.25

	Global Year Ended December 31,
	2000	2001	2002	2003	2004
Production:
Oil (Bbls)	460,000	500,000	465,000	394,000	366,000
Revenues:
Oil	$10,649,000	$8,291,000	$7,619,000	$8,556,000	$10,974,000
Unit Prices:
Oil (per Bbl)	$23.15	$16.58	$16.38	$21.72	$29.98
Production and transportation costs per equivalent barrel	$4.96	$5.87	$4.38	$6.09	$6.95
Amortization per equivalent barrel	$9.45	$8.66	$8.23	$7.56	$7.02

Acreage and Wells — At December 31, 2004, GEM and Global owned interests in the following oil and gas wells and acreage.

	GEM
	Gross Wells		Net Wells		Developed Acreage		Undeveloped Acreage
State	Oil	Gas	Oil	Gas	Gross	Net	Gross	Net
Texas	22	45	22.00	9.89	7,453	3,349	5,926	1,567
Louisiana	63	31	55.12	5.12	6,712	2,405	9,210	3,543
Other	—	2	—	0.03	—	—	—	—

Total	85	78	77.12	15.04	14,165	5,754	15,136	5,110

	Global
	Gross Wells		Net Wells		Developed Acreage		Undeveloped Acreage
Contract Area	Oil	Gas	Oil	Gas	Gross	Net	Gross	Net
Alcaravan	5	—	3.66	—	2,253	2,253	21,513	10,756
Bocachico	2	—	1.60	—	7,835	7,835	46,771	23,385
Bolivar	2	—	1.60	—	1,953	1,953	57,227	28,614
Rio Verde	2	—	1.84	—	160	160	74,840	74,840
Los Hatos	—	—	—	—	—	—	85,000	85,000

Total	11	—	8.70	—	12,201	12,201	285,351	222,595

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

Where You Can Find More Information About Harken Energy Corporation

We make available free of charge through our website at www.harkenenergy.com our Annual Report on Form 10-K and Amendments to Form 10-K, Quarterly Reports on Form 10-Q. Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC.

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

RESTATEMENT OF 2004 FINANCIAL STATEMENTS

On March 16, 2005, immediately after completion of the audit and filing of our Annual Report on Form 10-K, we were advised by our independent registered public accounting firm of the discovery of an error in our 2004 financial statements. During the third quarter of 2004, the board of directors of Global amended the Global share option plan to allow for the cashless exercise of options granted to employees under the plan. In accordance with Accounting Principles Board Opinion No 25 , Accounting for Stock Issued to Employees, as interpreted by Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the modification resulted in variable plan accounting for the Global share option plan. Accordingly, Global is required to record compensation expense attributable to the vested options as of the date of the modification in an amount equal to the difference between the exercise price of the options and Global’s stock price on the date of modification. Unrecognized compensation cost relating to the unvested options, if any, is recorded over the remaining vesting period. Additionally, if the Global share price is greater than the option exercise price, variable plan accounting requires compensation expense (or benefit) to be recognized for subsequent changes in Global’s share price. Harken’s Consolidated Financial Statements, as previously filed, treated the Global share option plan as a fixed plan and did not include accounting recognition for the modification.

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

Proved Reserves — Our estimates of proved reserves are based on quantities of oil and gas reserves which current engineering data indicates are recoverable from known reservoirs under existing economic and operating conditions. Estimates of proved reserves are key elements in determining our depreciation, depletion and amortization expense and our full cost ceiling limitation. Estimates of proved reserves are inherently imprecise because of uncertainties in projecting rates of production and timing of developmental expenditures, interpretations of geological, geophysical, engineering and production data and the quality and quantity of available data. Changing economic conditions also may affect our estimates of proved reserves due to changes in developmental costs and changes in commodity prices that may impact reservoir economics. We utilize independent reserve engineers to estimate our proved reserves annually. See Note 20 - “Oil and Gas Disclosures” in the Notes to Consolidated Financial Statements.

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

Payment of Preferred Stock Dividends

During 2003 and 2004, we paid the accrued dividends related to preferred stock for the Series G1, G2 and G4 Preferred with shares of our common stock. In 2003 and 2004 we issued approximately 947,000 and 742,000 shares, respectively, of our common stock as payment for the accrued dividends related to the Series G1, G2 and G4 Preferred. The difference between the fair value of the shares of our common stock and the carrying value of the dividend liability, net of withholding taxes paid on behalf of the preferred shareholders, is considered a debt extinguishment of $6.8 million and $4.2 million in 2003 and 2004, respectively, and is reflected as Payment of Preferred Stock Dividends as an addition to net income/(loss) to arrive at net income/(loss) attributable to common shareholders. See “Note 13—Stockholders’ Equity” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8 for further discussion.

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

Obligations and Commitments

GEM Capital Commitments — GEM’s 2005 capital expenditure budget includes efforts to increase its oil and gas reserves through acquisition, exploitation and development drilling activities. We anticipate GEM capital expenditures will total approximately $16 million during 2005. GEM’s 2005 capital expenditure budget focuses on the onshore and offshore Gulf Coast regions of Texas and Louisiana. Based in part upon the success of its drilling efforts in 2004, the majority of this budgeted capital amount will be used to participate in the drilling of fifteen to twenty exploratory and development wells along the Texas and Louisiana Gulf Coast. GEM currently holds an average working interest in the Lake Raccourci producing wells of approximately 40% and holds an average working interest of approximately 12% in the Lapeyrouse producing wells. However, GEM’s planned North American capital expenditures for 2005 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in GEM losing certain prospect acreage or reducing its interest in future development projects

Global Capital Commitments — Global anticipates international capital expenditures during 2005 will total approximately $18 million to develop its crude oil assets in Middle America. The majority of Global’s 2005 capital expenditure plans are targeted for its Colombian operations in the Palo Blanco Field, Bolivar Field and the Rio Verde Field under its existing Association and Exploration and Production Contracts in Colombia. Approximately $1 million is budgeted for other seismic and exploration costs in Peru, Panama and Colombia. Approximately $4.9 million of these capital expenditures result from commitments under the terms of certain of the Association and Exploration and Production Contracts entered into between Global’s subsidiary Harken de Colombia, Ltd. and Ecopetrol or the National Hydrocarbons Agency of the Republic of Colombia. These contracts required Global to perform certain activities in Colombia in accordance with a prescribed timetable. As of March 16, 2005, Global was in compliance with the requirements of each of the Association and Exploration and Production Contracts. Global’s discretionary capital expenditures will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Global losing certain prospect acreage or reducing its interest in future development projects.

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

Operational Contingencies — Our operations are subject to stringent and complex environmental laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations are subject to changes that may result in more restrictive or costly operations. Failure to comply with applicable environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties or injunctive relief. Global’s international oil exploration and production operations, including well drilling and seismic activities, require specific governmental environmental licenses and permits, the acquisition of which in the past have been subject to extensive delays. Global may continue to experience similar delays in the future. Failure to obtain these licenses and permits in a timely manner may prevent or delay our operational plans.

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

Consolidated Contractual Obligations — The following table presents a summary of our contractual obligations and commercial commitments as of December 31, 2004.

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

Off-Balance Sheet Arrangements — As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2004, we were not involved in any unconsolidated SPE transactions.

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

Risk factors associated with our financial condition:

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement including control deficiencies that may constitute material weaknesses. On March 16, 2005, immediately after completion of the audit and filing of our Annual Report on Form 10-K, we were advised by our independent registered public accounting firm of the discovery of an error in our 2004 financial statements relating to a modification of a share option plan by the board of directors of our 85% owned subsidiary, Global Energy Development, plc. This resulted in a restatement of the Company’s financial statements for the quarter ended September 30, 2004 and the year ended December 31, 2004.

We also identified significant deficiencies in the Company’s internal control over financial reporting that could have resulted in errors in the accounting and/or the disclosures associated with:

1.	Accounting for the Company’s initial investment in IBA, and a subsequent derivative transaction by IBA, and

2.	income tax disclosures

The Company concluded that, in the aggregate, these significant deficiencies, along with the restatement associated with Global’s modification of its share option plan, as described above, constitute a material weakness in internal control over financial reporting as of December 31, 2004 which is associated with the Company’s level of complex transactions and the lack of adequate accounting personnel to ensure ongoing compliance with relevant accounting and financial reporting requirements. A material weakness is a significant deficiency, as defined in Public Company Accounting Oversight Board Audit Standard No.2 or a combination of significant deficiencies, that results in more than a remote likelihood that material misstatements of the Company’s annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions.

Consequently, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. The Company has begun remediation efforts, as discussed in “Management’s Report on Internal Control over Financial Reporting” in Item 9A of this Report.

Any failure to implement and maintain the improvements in our internal control over financial reporting, or difficulties encountered in the implementation of these improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls to address these identified weaknesses could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

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

Commodity Price Risk — We are a producer of hydrocarbon commodities, including crude oil, condensate and natural gas. We use oil and gas derivative financial instruments, limited to collars and floors with maturities of 24 months or less, to mitigate our exposure of fluctuations in oil and gas commodity prices on future crude oil and natural gas production. We have evaluated the potential effect that near term changes in commodity prices would have had on the fair value of its commodity price risk sensitive financial instruments at year end 2004.

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

Interest Rate Risk — Consistent with the prior year, we invest cash in interest-bearing temporary investments of high quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a significant interest rate risk to us. Consistent with the prior year, we consider our interest rate risk exposure related to long-term debt obligations to not be material. At December 31, 2004 all of our financing obligations carry a fixed interest rate per annum. We have no open interest rate swap agreements.

Foreign Currency Exchange Rate Risk — Consistent with the prior year, Global conducts international business in Colombia and is subject to foreign currency exchange rate risk on cash flows related to sales, expenses and capital expenditures that are denominated in Colombian pesos. However, because predominately all material transactions in Global’s existing foreign operations are denominated in U.S. dollars, the U.S. dollar is the functional currency for all operations. Consistent with the prior year, exposure from transactions in currencies other than U.S. dollars is not considered material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements appear on pages 60 through 115 in this Annual Report.

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

HEIN & ASSOCIATES LLP

Dallas, Texas

March 4, 2005 (except with respect to

        the matter discussed in

        Note 22, as to which

        the date is April 1, 2005.)

HARKEN ENERGY CORPORATION

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

The Consolidated Financial Statements as of December 31, 2004 and the year then ended have been restated to give effect for variable plan accounting for the third quarter 2004 modification of the Global Energy Development PLC share option plan. See Note 22—Restatement of Financial Statements for further discussion.

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

Revenue Recognition — Harken uses the sales method of accounting for natural gas and crude oil revenues. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which Harken is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup its entitled share through production. There are no significant balancing arrangements or obligations related to Harken’s operations.

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

Stock Options — Harken applies APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”) in accounting for all stock option plans of Harken and its consolidated subsidiaries. In accordance with APB 25, compensation cost for nonqualifying stock option plans is determined based on the difference between the option exercise price and the stock price of the underlying common stock at the date of grant or the date the number of underlying shares and the strike price is known (the “intrinsic method”). Compensation expense, if any, is recognized in earnings over the vesting period of the option. All of Harken’s option grants have been for a fixed number of options with the strike price determined on the date of grant. Such plans are generally referred to as fixed plans.

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

Consolidation of Variable Interest Entity — In September 2004, Harken invested $12.5 million in a start-up energy company, International Business Associates, Ltd. (“IBA”) which was formed to focus primarily on opportunities created by the recent deregulation of the energy markets in Eastern Europe. IBA will engage in trading gas futures contracts, principally in Hungary as well as in the United States. IBA’s trading operations are expected to increase in early 2005. In exchange for Harken’s $12.5 million cash investment, Harken received 12,500 shares of nonvoting preferred stock along with warrants to purchase 48% of IBA’s common stock for a nominal amount. Harken also holds 3 of 5 seats on IBA’s Board of Directors.

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

Recent Accounting Pronouncements — In September 2004, the SEC released Staff Accounting Bulletin No. 106 (SAB 106) which expresses the SEC’s views regarding the application of FASB Statement No. 143, Accounting for Asset Retirement Obligations, (SFAS 143) by oil and gas producing companies following the full cost accounting method. SAB 106 addresses the calculation of ceiling tests for full-cost oil and gas companies, depreciation, depletion and amortization as affected by the adoption of SFAS 143, as well as the required related disclosures. SAB 106 had no impact on Harken’s financial position or results of operations.

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

Colombian Operations — Global’s Colombian operations are conducted through Harken de Colombia, Ltd., a wholly-owned subsidiary of Global, which holds three exclusive Colombian Association Contracts with Ecopetrol and two Exploration and Production Contracts with the newly formed National Hydrocarbons Agency of the Republic of Colombia. The Association Contracts include the Alcaravan Contract, awarded in 1992, the Bocachico Contract, awarded in 1994, and the Bolivar Contract, awarded in 1996. As of December 31, 2004, the Alcaravan Contract covers an area of approximately 24,000 acres in the Llanos Basin of Eastern Colombia, the Bocachico Contract covers approximately 54,600 acres in the Middle Magdalena Valley of Central Colombia, and the Bolivar Contract covers an area of approximately 59,000 acres in the Northern Middle Magdalena Valley of Central Colombia. As of December 31, 2004, Global was in compliance with the requirements of each of the Alcaravan, Bocachico and Bolivar Association Contracts.

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

In 2004, Ecopetrol advised Global that it had elected to declare the Cajaro #1 well of the Alcaravan Association Contract comercial. Effective as of October 2004, Ecopetrol began receiving a 50% working interest share of production, after deduction of the Colombian government’s 8% royalty interest on the Cajaro #1 well. As a 50% working interest owner, Ecopetrol will be responsible for 50% of any future development costs and operating expenses associated with the Cajaro #1 commercial field attributable to the Alcaravan Contract Area. As of March 16, 2005, Global and Ecopetrol continue to negotiate the terms of Ecopetrol’s commerciality declaration, including the extent of the commercial area and the potential need for unitization of the Cajaro #1 commercial area and a portion of Global’s recently acquired Los Hatos Concession Contract which abuts the Alcaravan Contract area. As of December 31, 2004, Global has been reimbursed by Ecopetrol out of Ecopetrol’s share of production, net of royalties, for 50% of all seismic costs and direct exploratory well costs (including costs related to dry holes) incurred prior to the point of Ecopetrol’s participation. Based upon the extent of the area declared commercial in relation to the Cajaro #1 well by Ecopetrol, Global has advised Ecopetrol, ANH and the Ministry of Energy that Global’s Los Hatos concession contract area which is adjacent to Global’s Alcaravan contract, is being drained of Mirador formation oil reserves located beneath the Los Hatos contract. Because two contract areas are being drained by one well, it is our opinion that Colombian law requires the division of reserves and revenues be settled through a unitization proceeding. This proceeding will affect the Cajaro #1 net revenues and costs assigned to both Ecopetrol and Global. Although the ultimate results of the unitization proceeding cannot be determined at this time, Global, based on the proposed unitization maps and data presented by Ecopetrol, reflects 50% interest in net production from the Cajaro #1 well associated with the Alcaravan Contract Area in the cash flows in its financial statements and reserve information.

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

Peru Operations — In April 2001, Global, through a wholly owned subsidiary, signed a Technical Evaluation Agreement (“Peru TEA”) with Perupetro, the national oil company of Peru. The Peru TEA covered an area of approximately 6.8 million gross acres in northeastern Peru. Under the terms of the Peru TEA, Global had the option to convert the Peru TEA to a seven year exploration contract, with a twenty-two year production period. Terms of the Peru TEA allowed Global to conduct a study of the area that included the reprocessing of seismic data and evaluation of previous well data. In April 2003, Global received an extension from Perupetro of the Peru TEA to July 2003. In June of 2003 Global submitted a final report and completed all obligations required under the TEA. Prior to the expiration of the Peru TEA in July 2003, Global exercised its option under the Peru TEA and entered into negotiations with Perupetro for a License Contract. All work requirements under the Peru TEA were satisfied prior to its expiration. As of December 2004, the negotiations with Perupetro for a License Contract were completed. Global announced on December 2004 that Perupetro, the national oil company of Peru, had approved for signature a new License Contract between Perupetro and Global for the Exploration and Exploitation of Hydrocarbons in the Block 95 Area located in the Marañon Basin of Northeastern Peru.

Panama Operations — In September 2001, Global, through a wholly owned subsidiary, signed a Technical Evaluation Agreement (“Panama TEA”) with the Ministry of Commerce and Industry for the Republic of Panama. The Panama TEA covered an area approximately 1.4 million gross acres divided into three blocks in and offshore Panama. Under the terms of this Panama TEA, Global performed certain work program procedures and studies and submitted them to the Panamanian government. The Panama TEA provided Global with an option to negotiate and enter into one or more Contracts for the Exploration and Exploitation of Hydrocarbons with the Ministry of Commerce and Industry. Global completed all of its obligations under the Panama TEA and exercised its options to negotiate an Exploration and Exploitation Contract. As of March 16, 2005, the negotiations with the Panamanian government are still in progress.

(8) GLOBAL WARRANTS AND STOCK OPTIONS

Global Warrants held by Lyford — In July and August 2002, Harken issued a 10% Term Loan Payable (the “Investor Term Loan”) in the total principal amount of $5,000,000 to Lyford, in exchange for cash in the principal amount of the Investor Term Loan. The principal of Lyford is Phyllis Quasha, whose son, Alan G. Quasha, became a member of Harken’s board of directors and the Chairman of Harken in March 2003. Harken’s indebtedness to Lyford under the Investor Term Loan was repaid in full in March 2003 pursuant to the terms of, and the completion of, the 2003 rights offering to Harken’s shareholders.

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

Global Warrants held by Global’s Minority Interest Owners — As part of Global’s issuance of warrants to its shareholders in August 2002, Global issued to its minority shareholders warrants to purchase up to 505,407 shares of Global stock at 60 pence per share. During 2004, certain of Global’s minority interest owners exercised their warrants to purchase 5,406 shares of Global stock at 60 UK pence per share. At December 31, 2004, there were 500,061 Global warrants held by Global’s minority interest owners outstanding. The warrants expire in August 2005.

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

Global Warrants held by Harken — As part of Global’s issuance of warrants to its shareholders in August 2002, Global issued to Harken warrants to purchase 6,487,481 of Global’s ordinary common shares at 60 UK pence per share. These warrants expire in August 2005. Since Global is a consolidated subsidiary, this warrant issuance is not reflected in the consolidated financial statements. The estimated fair market value of these warrants at December 31, 2004 was approximately $11.8 million, as calculated by a third-party firm.

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

(12) REDEEMABLE PREFERRED STOCKS

Issuance of Series J Convertible Preferred Stock and Warrants —

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

Dividends — The holders of the Series J Preferred are entitled to receive dividends at an annual rate equal to 5% per share. All dividends on the Series J Preferred stock are payable quarterly in arrears, beginning on September 30, 2004 in cash or, at Harken’s option, in shares of Harken common stock. The dividend payments in September and December 2004 were paid in cash. The Series J Preferred dividend and liquidation rights rank junior to all claims of creditors, including holders of outstanding debt securities, but senior to the holders of Harken common stock and pari passu to the holders of any other series of Harken preferred stock, unless otherwise provided.

Warrants — In connection with the Series J Preferred, 2.9 million warrants were issued to purchase shares of Harken’s common stock. These warrants expire in April 2005 and have an exercise price of $0.92. Harken may call the warrants if the closing price of Harken’s common stock over five consecutive days closes at or above 150% of the exercise price ($1.38 per share).

Unit Purchase Warrants — The unit purchase warrants issued in connection with the Series J Preferred have an exercise price of $100 per unit. Each unit consists of one share of Series J Preferred and one warrant to purchase that number of shares of Harken’s common stock that equals 50% of the number of shares of Harken common stock into which one share of the Series J Preferred that is purchased, by exercise of the unit purchase warrant, may be converted. These unit purchase warrants expire in April 2005.

Additional Dividend Feature — If an additional dividend event occurs while the Series J Preferred is outstanding, the holders will have the right to an annual additional dividend calculated at a rate of 6.0% per annum of the issue price of any outstanding Series J Preferred, payable in cash, until such additional dividend event has been remedied. Additional dividend events include the failure of Harken common stock to be listed for trading on any principal market, Harken’s failure to declare or pay in full any dividend payable on the shares of Series J Preferred on the applicable dividend payment date, as well as other additional dividend events that are defined in the terms of the Series J Preferred.

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

Accounting for the Series J Preferred Stock and Warrants — In accordance with EITF Topic D-98 “Classification and Measurement of Redeemable Securities” (EITF D-98), the Series J Preferred contains certain provisions whereby redemption is deemed to be out of Harken’s control. Therefore the fair value of the Series J Preferred, of approximately $4.7 million is classified as temporary equity in the Consolidated Balance Sheet at December 31, 2004.

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

Adjustment of Series J Conversion Price and Warrant Exercise Price — In May 2004, as a result of Harken’s issuance of its Series L Convertible Preferred Stock (the “Series L Preferred”), the conversion price of the Series J Preferred was adjusted from $0.87 to $0.85. In accordance with EITF Issue 00-27, Issue 7, the number of the additional shares issuable upon conversion of the Series J Preferred multiplied by Harken’s stock price on the date of the original transaction is recorded as a Payment of Preferred Stock Dividends of approximately $135,000 which is included as a decrease to Net Income Attributed to Common Stock in the Consolidated Statement of Operations for the year ended December 31, 2004. In addition, the original exercise price of the common stock warrants issued with the Series J Preferred was adjusted from $0.98 to $0.95. In August and October 2004, as a result of Harken’s issuance of the 5% Notes and the Series M Convertible Preferred Stock (the “Series M Preferred”), the exercise price of the common stock warrants issued with the Series J Preferred was adjusted from $0.95 to $0.92. In conjunction with SFAS 123 “Accounting for Stock Based Compensation” (SFAS 123), the incremental increase in the fair value of the warrant of approximately $26,000, is recorded as a Payment of Preferred Stock Dividends which is included as a decrease to Net Income Attributed to Common Stock in the Consolidated Statement of Operations for the year ended December 31, 2004. If Harken issues any additional shares of its common stock or any common stock equivalent at a price per share less than the exercise price of the common stock warrants issued with the Series J Preferred, the exercise price of the common stock warrants is subject to additional adjustment.

Issuance of Series L Convertible Preferred Stock and Warrants —

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

Dividends — The holders of the Series L Preferred were entitled to receive dividends at an increasing rate starting at 4% per share. All dividends on the Series L Preferred were payable semi-annually on June 30 and December 30. Dividends may be paid in cash or, at Harken’s option, in freely tradable shares of Harken common stock. The June 2004 and December 2004 dividend payments were paid in cash at Harken’s option.

The dividend and liquidation rights of the Series L Preferred shall rank junior to all claims of creditors, including holders of outstanding debt securities, but senior to holders of Harken common stock and pari passu to any other series of Harken preferred stock, unless otherwise provided.

Warrants — In connection with the issuance of the Series L Preferred, 3.7 million warrants to purchase shares of Harken’s common stock were issued. These warrants expire in May 2006 and have an exercise price of $0.67.

Accounting for the Series L Preferred Stock and Warrants — In accordance with EITF D-98, events of default for the Series L Preferred contained certain provisions whereby redemption was deemed to be out of Harken’s control. Therefore at December 31, 2004, the remaining balance of the Series L Preferred of approximately $805,000 is classified as temporary equity in the Consolidated Balance Sheet. In accordance with EITF 00-19, the fair value allocated to the common stock warrants of approximately $976,000 is classified as permanent equity in the Consolidated Balance Sheet at December 31, 2004.

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

Adjustment of Series L Conversion Price and Warrant Exercise Price — In August 2004, as a result of Harken’s issuance of its 5% Notes, the original conversion price of the Series L Preferred was adjusted from $0.72 to $0.71. In accordance with EITF Issue 00-27, Issue 7, approximately $51,000 is recorded as a Payment of Preferred Stock Dividends which is presented as a decrease to Net Income Attributed to Common Stock in the Consolidated Statement of Operations for the year ended December 31, 2004. In addition, the original exercise price of the common stock warrants issued with the Series L Preferred was adjusted from $0.68 to $0.67. The incremental increase in the fair value of the warrant of approximately $9,000 was recorded as a Payment of Preferred Stock Dividends which is presented as a decrease to Net Income Attributed to Common Stock in the Consolidated Statement of Operations for the year ended December 31, 2004.

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

Accounting for the Classification of the Series M Preferred Stock and Warrants — In accordance with EITF Topic D-98, the Series M Preferred does not contain provisions whereby redemption is deemed to be out of Harken’s control. Therefore the Series M Preferred is classified as permanent equity in the Consolidated Balance Sheet at December 31, 2004. In accordance with EITF 00-19, the common stock warrants were initially measured at fair value and are classified as permanent equity in the Consolidated Balance Sheet at December 31, 2004.

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

Inducement to Voluntarily Convert Series G1 and Series G2 Preferred to Shares of Harken Common Stock — In October 2004, Harken offered all Series G1 and G2 Preferred holders an inducement to convert their Series G1 and G2 Preferred shares into shares of Harken common stock. For a limited time, holders of Series G1 and G2 Preferred were able to convert their preferred shares into shares of Harken’s common stock at a 20% premium to the original conversion terms of the Series G1 and G2 Preferred. Under the original conversion terms, the Series G1 Preferred are convertible into shares of Harken common stock at a conversion rate of $12.50 per share, and the Series G2 Preferred are convertible into shares of Harken’s common stock at a conversion rate of $3.00 per share.

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

Accounting for Inducement to Voluntarily Convert Series G1 and Series G2 Preferred to Shares of Harken Common Stock — In accordance with EITF D-98, Harken recognized the difference between the fair value of the common stock transferred to the holders of the Series G1 and G2 Preferred under the induced conversion terms and the fair value of the common stock issuable under the original conversion terms as Exchange of Preferred Stock in the Consolidated Statement of Operations for the year ended December 31, 2004 as a $287,490 decrease to Net Income Attributed to Common Stock.

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

Accounting for the Series G4 Preferred Stock Issuance — In April 2004 upon the issuance of the Series G4 Preferred, Harken reflected the difference between the face amount of the Series G1 Preferred and the Series G2 Preferred, plus the $2.4 million in cash, less transaction fees, and the fair value of the Series G4 Preferred shares issued as Exchange of Preferred Stock of approximately $337,000 in the Consolidated Condensed Statement of Operations for the year ended December 31, 2004, as an increase to Net Income Attributed to Common Stock. The valuation of the Series G4 Preferred stock is supported by an appraisal, performed by RP&C International Inc. (“RP&C”), and is based on the market value of the underlying conversion shares of Harken common stock as of the date of the exchange along with a discounted value associated with an assumed dividend yield.

Accounting for Payment of Series G1, Series G2 and Series G4 Preferred Stock Dividends — Harken accounts for the payment of the Series G1 Preferred, the Series G2 Preferred and the Series G4 Preferred stock dividends with shares of Harken common stock as a liability extinguishment in accordance with APB 26. Accordingly, the difference between the carrying value of the preferred stock dividend liability at December

31, 2002, approximately $7.4 million, and the fair market value of the shares of Harken common stock issued by Harken in payment of the liability in January 2003, approximately $227,000, is recognized as a Payment of Preferred Stock Dividends in the Consolidated Statement of Operations for the year ended December 31, 2003 as a $6.8 million increase, net of withholding taxes paid on behalf of the preferred shareholders, to Net Income Attributed to Common Shareholders.

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

In October 2004, Harken purchased a natural gas floor contract with a strike price of $5.00 per MMBTU for a notional amount of 70,000 MMBTUs per month over the period of the contract from January 1, 2005 to December 31, 2005. Harken designated this derivative as a hedge under SFAS 133. At December 31, 2004, this hedge no longer qualified for hedge accounting treatment under SFAS 133.This natural gas floor contract is reflected in Prepaid Expenses and Other Assets in the Consolidated Balance Sheet at December 31, 2004 with a market value of approximately $63,000. During the year ended December 31, 2004, approximately $15,000 is included as a decrease to Other Income in the Consolidated Statement of Operations to reflect the change in fair value of this natural gas floor contract.

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

The following table sets forth the computation of basic and diluted earnings / (loss) per share for the years ended December 31, 2002, 2003 and 2004.

	2002			2003			2004
(in thousands, except per share data)	Net (loss) Attributed to Common Stock	Weighted- Average Shares	Per-Share (Loss)	Net earnings (loss) Attributed to Common Stock	Weighted- Average Shares	Per-Share earnings (Loss)	Net earnings (loss) Attributed to Common Stock (restated)	Weighted- Average Shares	Per-Share earnings (Loss) (restated)
Basic earnings per share	$(13,917)	21,742	$(0.64)	$2,132	112,695	$0.02	(18,409)	201,702	(0.09)
Effect of dilutive securities:
5% European Notes (A)	—	—	—	(5,254)	95	—	—	—	—

Diluted earnings per share	$(13,917)	21,742	$(0.64)	$(3,122)	112,790	$(0.03)	(18,409)	201,702	(0.09)

(A)	Represents 5% European Notes extinguished in March and May 2003. Gains on these transactions have been treated as a reduction to income attributed to common stock as such gains would not have occurred had these securities been converted by the holder.

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

The following table summarizes the impact of the restatement on Harken’s Consolidated Balance Sheet as of September 30, 2004 and as of December 31, 2004 and the impact on the Consolidated Statement of Operations and Statement of Stockholders’ Equity for each of the quarters ended September 30, 2004 and December 31, 2004 and for the year ended December 31, 2004. See Note 18 – Other Information for a discussion of the impact of the restatement on the 2004 interim financial data. This restatement of the accounting for the modification of the Global stock option plan had no effect on Harken’s oil and gas revenues, net working capital, cash flows from operations, investing or financing activities. Harken had no debt compliance covenants that were affected by the restatement. No other years or periods were affected by the restatement. The following amounts are expressed in thousands.

	2004
	Quarter Ended September 30,		Quarter Ended December 31,		Year Ended December 31,
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Revenues:
Oil and gas operations	$8,206	$8,206	$6,664	$6,664	$29,308	$29,308
Interest and other income	82	102	208	(65)	687	434

	8,288	8,308	6,872	6,599	29,995	29,742

Costs and Expenses:
Oil and gas operating	1,901	1,901	2,008	2,008	7,964	7,964
General and administrative, net	1,853	1,853	3,722	3,722	9,222	9,222
Share-based compensation	—	4,167	—	1,699	—	5,866
Depreciation and amortization	2,804	2,804	2,326	2,326	10,713	10,713
Increase/ (decrease) in Global warrant liability	(1,120)	(1,120)	2,846	2,846	14,207	14,207
Accretion expense	97	97	84	84	388	388
Interest and other, net	104	104	167	167	414	414

	5,639	9,806	11,153	12,852	42,908	48,774
Gains/(losses) from changes and extinguishments of debt	—	—	(170)	(170)	155	155
Gain on investment	—	—	—	—	990	990
Income / (loss) before income taxes	$2,649	$(1,498)	$(4,451)	$(6,423)	$(11,768)	$(17,887)
Income Tax	(171)	(171)	(85)	(85)	(579)	(579)
Minority Interest	(207)	395	109	402	(323)	572

Net income / (loss)	$2,271	$(1,274)	$(4,427)	$(6,106)	$(12,670)	$(17,894)
Net income / (loss) attributable to common stock	$795	$(2,750)	$(5,898)	$(7,577)	$(13,185)	$(18,409)
Basic and diluted net income (loss) per common share	0.00	(0.01)	(0.03)	(0.04)	(0.07)	(0.09)

Balance Sheet and Stockholders’ Equity Data
Total liabilities	39,014	42,559	45,675	50,899	45,675	50,899
Stockholders’ equity	52,140	48,595	56,326	51,102	56,326	51,102

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

BDO’s report on the Company’s consolidated financial statements for the year ended December 31, 2003 did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainity, audit scope, or accounting principles.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings with the Securities and Exchange Commission (SEC) are recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures”as defined in in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures.

In connection with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2004, Harken’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, Harken’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Restatement of Previously Issued Financial Statements:

On March 16, 2005, immediately after completion of the audit and filing of the Annual Report on Form 10-K, the Company was advised by its independent registered public accounting firm, Hein & Associates LLP (“Hein”), of the discovery of an error in the 2004 financial statements relating to the July 2004 modification of the share option plan by the board of directors of the Company’s 85% owned subsidiary, Global Energy Development PLC (“Global”). Harken, after consultation with the audit committee of the board of directors, determined that the error was material and required restatement of the previously issued Annual Report on Form 10-K for the year ended December 31, 2004 and selected quarterly financial information for the quarter ended September 30, 2004. See Note 22 to the Consolidated Financial Statements of this Annual

Report on Form 10-K/A for a summary of the effects of the restatement of the Company’s consolidated financial statements.

In conjunction with the Company’s decision to restate its financial statements and the identification of a material weakness in its internal control over financial reporting, the Company has reevaluated its disclosure controls and procedures, and the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls were not effective as of December 31, 2004.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed, under the supervision of the Company’s chief executive and chief financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2004. This evaluation was based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company excluded International Business Associates, Ltd. (IBA) from its assessment of internal control over financial reporting because the Company’s investment in IBA was completed in 2004. In accordance with FIN 46R, the Company’s investment in IBA is a variable interest, and is required to be consolidated. IBA represents approximately 11% of consolidated total assets and approximately 1% of consolidated revenue and other as of and for the year ended December 31, 2004.

Based on the Public Company’s Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit Of Financial Statements, restatement of previously issued financial statements to reflect the correction of a misstatement should be regarded as at least a significant deficiency and as a strong indicator that a material weakness in internal control over financial reporting exists. Based on its evaluation as of December 31, 2004, management concluded that, because its consolidated financial statements required restatement as a result of the discovery of an error in the 2004 financial statements relating to the July 2004 modification of the share option plan by the board of directors of the Company’s 85% owned subsidiary, Global, as described below, a material weakness existed in the Company’s internal control over financial reporting as of December 31, 2004.

Also based on the Company’s assessment, the Company identified significant deficiencies in the Company’s internal control over financial reporting that could have resulted in errors in the accounting and/or the disclosures associated with:

1.	Accounting for the Company’s initial investment in IBA and a subsequent derivative contract of IBA, and

2.	Income tax disclosures

The Company concluded that, in the aggregate, these significant deficiencies, along with the previous restatement associated with Global’s July 2004 modification of its share option plan as described above, constitute a material weakness in internal control over financial reporting as of December 31, 2004 which is associated with the Company’s level of complex transactions and the lack of adequate accounting personnel to ensure ongoing compliance with relevant accounting and financial reporting requirements. A material weakness is a significant deficiency, as defined in Public Company Accounting Oversight Board Audit Standard No.2 or a combination of significant deficiencies, that results in more than a remote likelihood that material misstatements of the Company’s annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions.

Based on the material weakness described above, the Company has concluded it did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control– Integrated Framework issued by the COSO.

The Company’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Hein, an independent registered public accounting firm, as stated in their report which appears elsewhere in this report.

Changes in Internal Control over Financial Reporting

Other than as described herein, there have been no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004. To remediate deficiencies related to the material weakness in the Company’s internal control over financial reporting, subsequent to year end, the Company has hired additional experienced accounting personnel, specifically a Controller for Global and a Vice President – Finance and Chief Financial Officer for Harken’s domestic subsidiary, Gulf Energy Management Company (GEM). The Company will continue to evaluate its need for additional experienced accounting personnel in 2005 to ensure that it has appropriate staffing in its financial reporting function with qualifications for evaluating ongoing compliance with relevant accounting and financial reporting requirements.

Report of Independent Registered Public Accounting Firm

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Harken Energy Corporation (“the Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, due to a lack of adequate accounting personnel to ensure ongoing compliance with relevant accounting and financial reporting requirements, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

Based on the level of complex transactions which the Company has and the lack of adequate accounting personnel to ensure ongoing compliance with relevant accounting and financial reporting requirements, a material weakness existed in the Company’s internal control over financial reporting as of December 31, 2004.

The Company’s consolidated financial statements required restatement as a result of the discovery of an error in the 2004 financial statements relating to the July 2004 modification of the share option plan by the board of directors of the Company’s 85% owned subsidiary, Global Energy Development PLC.

Also based on the Company’s assessment, the Company identified significant deficiencies in the Company’s internal control over financial reporting that could have resulted in errors in the accounting and/or the disclosures associated with:

1.	the Company’s accounting for its original investment in IBA and a subsequent derivative contract of IBA, and

2.	the Company’s income tax disclosures.

The Company concluded that, in the aggregate, these significant deficiencies along with the restatement associated with Global’s July 2004 modification of its share option plan as described above constitute a material weakness in internal control over financial reporting as of December 31, 2004.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report on these financial statements. That report is dated March 4, 2005, except with respect to the matter discussed in Note 22 as to which the date is April 1, 2005.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company at December 31, 2004 and for the year then ended and in our report, which is dated March 14, 2005, except with respect to the matter discussed in Note 22 as to which the date is April 1, 2005, we expressed an unqualified opinion thereon.

HEIN & ASSOCIATES LLP

Dallas, Texas

April 8, 2005

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to Harken’s Proxy Statement for its 2005 Annual Meeting of Shareholders, which will be filed with the SEC on or before April 30, 2005.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Annual Report:

(1) Financial Statements included in Part II of this Annual Report:

Page
Harken Energy Corporation and Subsidiaries
— Reports of Independent Registered Public Accounting Firms	57
— Selected Financial Data for the five years ended December 31, 2004	20
— Consolidated Balance Sheets — December 31, 2003 and 2004	60
— Consolidated Statements of Operations for the three years ended December 31, 2004	61
— Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2004	62
— Consolidated Statements of Cash Flows for the three years ended December 31, 2004	63
— Notes to Consolidated Financial Statements	64

(2)	The information required by Schedule I is either provided in the related financial statements or in a note thereto, or is not applicable to Harken. The information required by all other Schedules is not applicable to Harken.

(3) Exhibits

3.1	Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.1 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.2	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.2 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.3	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.3 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.4	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.4 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.5	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.5 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.6	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.6 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

*3.7	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation dated August 4, 2004.

*3.8	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation dated February 22, 2005.

3.9	Amended and Restated Bylaws of Harken Energy Corporation (filed as Exhibit 3.7 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

4.1	Form of certificate representing shares of Harken common stock, par value $.01 per share (filed as Exhibit 1 to Harken’s Registration Statement on Form 8-A, File No. 1-10262, filed with the SEC on June 1, 1989 and incorporated by reference herein).

4.2	Rights Agreement, dated as of April 6, 1998, by and between Harken Energy Corporation and ChaseMellon Shareholder Services L.L.C., as Rights Agent (filed as Exhibit 4 to Harken’s Current Report on Form 8-K dated April 7, 1998, file No. 1-10262, and incorporated by reference herein).

4.3	Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company (successor to Mellon Investor Services LLC, (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated June 18, 2002 (filed as Exhibit 4.11 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

4.4	Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company (successor to Mellon Investor Services LLC, (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated August 27, 2002 (filed as Exhibit 4.12 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

4.5	Certificate of Designations of Series E Junior Participating Preferred Stock (filed as Exhibit A to Exhibit 4 to Harken’s Current Report on Form 8-K dated April 7, 1998, file No. 1-10262, and incorporated by reference herein).

4.6	Certificate of Increase of Series E Junior Participating Preferred Stock of Harken Energy Corporation (filed as Exhibit 4.6 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

4.7	Certificate of Designations of Series G1 Convertible Preferred Stock (filed as Exhibit 3.7 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

4.8	Certificate of Increase of Series G1 Convertible Preferred Stock of Harken Energy Corporation (filed as Exhibit 3.8 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein). Certificate of Designations of Series G2 Convertible Preferred Stock (filed as Exhibit 4.10 to Harken’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2001, File No. 1-10262, and incorporated by reference herein).

4.9	Certificate of Designations of Series G3 Convertible Preferred Stock (filed as Exhibit 10.52 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File 1-10262, and incorporated by reference herein).

4.10	Certificate of Designations of Series G3 Convertible Preferred Stock (filed as Exhibit 10.52 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File 1-10262, and incorporated by reference herein).

4.11	Subscription Agreement for Series J Convertible Preferred Stock dated as of April 27, 2004 by and between Harken Energy Corporation and Alexandra Global Master Fund LTD., with annexures thereto (filed as Exhibit 99.1 to Harken’s Current Report on Form 8-K dated April 29, 2004, File No. 1-10262, and incorporated by reference herein).

4.12	Certificate of Designations of Series G-4 Convertible Preferred Stock (filed as Exhibit 4.15 to Harken From S-3 on May 3, 2004, File No. 333 - 115107, and incorporated by reference herein).

4.13	Certificate of Designations of Series L Cumulative Convertible Preferred Stock (filed as Exhibit to Harken’s Current Report on Form 8-K dated June 4, 2004, File No. 1-10262, and incorporated by reference herein).

4.14	5% Senior Convertible Note Due 2009 by Harken Energy Corporation payable to the Bank of New York Depository dated August 19, 2004 (filed as Exhibit 4.21 to Harken’s Current Report on Form 8-K dated August 20, 2004, File No. 1-10262, and incorporated by reference herein).

4.15	Certificate of Designations of Series M Cumulative Convertible Preferred Stock (filed as Exhibit 4.1 to Harken’s Current Report on Form 8-K dated October 8, 2004, File No. 1-10262, and incorporated by reference herein).

4.16	Conversion/Redemption Agreement, dated October 7, 2004 by and between Harken Energy Corporation and the holders of Harken’s Series L Cumulative Convertible Preferred Stock (filed as Exhibit 10.3 to Harken’s Current Report dated October 8, 2004, File No. 1-10262, and incorporated by reference herein).

4.17	4.25% Senior Convertible Notes due 2006 in the principal amount of $1,000,000 and $4,000,000 (filed as Exhibit 10.55 to Harken’s Form S-1 Registration Statement filed with the SEC on February 3, 2004, File No. 333-112451, and incorporated herein by reference).

10.1	Association Contract (Bolivar) by and between Harken de Colombia, Ltd. and Empresa Colombia de Petroleos (filed as Exhibit 10.4 to Harken’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, and incorporated herein by reference).

10.2	Association Contract (Alcaravan) dated as of December 13, 1992, but effective as of February 13, 1993, by and between Empresa Colombiana de Petroleos (filed as Exhibit 10.1 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-10262, and incorporated herein by reference).

10.3	Association Contract (Bocachico) dated as of January 1994, but effective as of April 1994, by and between Harken de Colombia, Ltd. and Empresa Colombiana de Petroleos (filed as Exhibit 10.1 to Harken’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994, File No. 1-10262, and incorporated herein by reference).

10.4	Purchase and Sale Agreement dated January 31, 2002 between Republic Resources, Inc. and Harken Energy Corporation (filed as Exhibit 10.15 to Harken’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2001, File No. 1-10262, and incorporated by reference herein).

10.5	Standby Purchase Agreement between Harken Energy Corporation and Lyford Investments Enterprises Ltd. dated September 6, 2002 (filed as Exhibit 99.9 to Harken’s Registration Statement on Form S-3, filed with SEC on September 13, 2002, File No. 333-99579, and incorporated by reference herein).

10.6	Amendment No. 1 to Standby Purchase Agreement of September 6, 2002 between Harken Energy Corporation and Lyford Investments Enterprises Ltd., dated November 22, 2002 (filed as Exhibit 99.10 to Harken’s Amendment No. 1 to Registration Statement on Form S-3, filed with the SEC on December 24, 2002, File No. 333-99579, and incorporated by reference herein).

10.7	Loan Agreement dated July 15, 2002 between Harken Energy Corporation and Lyford Investments Enterprises Ltd. (filed as Exhibit 10.18 to Harken’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.8	First Amendment to Loan Agreement between Harken Energy Corporation and Lyford Investments Enterprises Ltd., dated August 29, 2002 (filed as Exhibit 10.2 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

10.9	International Business Associates, Ltd. Ordinary Share Purchase Warrant (filed as Exhibit 10.2 to Harken’s Current Report Form 8-K dated September 14, 2004, File No. 1-10262, and incorporated by reference herein).

10.10	Stockholders’ Agreement by and between Harken Energy Corporation’s wholly-owned subsidiary, International Business Associates Holding Co., Ltd. and International Business Associates, Ltd., John Kean, Jr. and Stanley Brownell (filed as Exhibit 10.3 to Harken’s Current Report Form 8-K dated September 14, 2004, File No. 1-10262, and incorporated by reference herein).

10.11	Series A Redeemable Preferred Stock Subscription Agreement by and between a wholly owned subsidiary of Harken Energy Corporation, International Business Associates Holding Co., Ltd. and International Business Associates, Ltd. with annexes thereto (filed as Exhibit 10.1 to Harken’s Current Report Form 8-K dated September 14, 2004, File No. 1-10262, and incorporated by reference herein).

10.12	Rio Verde Exploration and Production Contract (English Translation) (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K dated September 16, 2004, File No. 1-10262, and incorporated by reference herein).

10.13	Los Hatos Exploration and Production Contract (English Translation) (filed as Exhibit 10.1 to Harken’s Quarterly Report on 10-Q for the fiscal quarter ended September 30, 2001, File No. 1-10262, and incorporated by reference herein).

16.1	Letter from Ernst & Young LLP pursuant to Item 304(a)(3) of Regulation S-K (filed as Exhibit 16.1 in Harken’s current report on Form 8-K, filed on June 25, 2003, File No. 1-10262, and incorporated by reference herein).

*21	Subsidiaries of Harken

**23.1	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP

**23.2	Consent of Independent Registered Public Accounting Firm - BDO Seidman, LLP

*23.3	Consent of Netherland, Sewell & Associates, Inc. (Independent Reserve Engineers)

*23.4	Consent of Ryder Scott Company (Independent Reserve Engineers)

*24	Power of Attorney

**31.1	Certification by Chief Executive Officer of Harken Energy Corporation.

**31.2	Certification by Chief Financial Officer of Harken Energy Corporation.

**32.1	Certificate of the Chief Executive Officer of Harken Energy Corporation.

**32.2	Certificate of the Chief Financial Officer of Harken Energy Corporation.

*	Previously filed as exhibits in Harken’s annual report on Form 10-K, filed on March 16, 2005, File No. 1-10262 and incorporated herein by reference.
**	Filed herewith
^	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 13, 2005.

HARKEN ENERGY CORPORATION

/s/ Anna M. Williams
By: Anna M. Williams, Vice President – Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on April 13, 2005.

Signature	Title

/s/ Anna M. Williams Anna M. Williams	Vice President – Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Mikel D. Faulkner Mikel D. Faulkner	Director, Chief Executive Officer and President (Principal Executive Officer)

/s/ Michael M. Ameen * Michael M. Ameen	Director

/s/ J. William Petty * J. William Petty	Director

/s/ Alan G. Quasha * Alan G. Quasha	Director

/s/ H.A. Smith * H.A. Smith	Director

/s/ Anna M. Williams * By: Anna M. Williams, Attorney in-fact