Form 10-Q
period 2005-03-31
HARKEN ENERGY CORP
filed 2005-05-10
CIK 313478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐.

The number of shares of Common Stock, par value $0.01 per share, outstanding as of May 1, 2005 was 219,072,865.

HARKEN ENERGY CORPORATION

INDEX TO QUARTERLY REPORT

March 31, 2005

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2004	March 31, 2005
		(unaudited)
Assets

Current Assets:
Cash and temporary investments	$28,632,000	$19,333,000
Accounts receivable, net	6,305,000	7,427,000
Prepaid expenses and other current assets	1,068,000	970,000

Total Current Assets	36,005,000	27,730,000

Property and Equipment, net	69,483,000	72,705,000
Other Assets, net	1,993,000	2,059,000

	$107,481,000	$102,494,000

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade payables	$4,648,000	$2,842,000
Accrued liabilities and other	5,798,000	3,732,000
Revenues and royalties payable	2,047,000	1,771,000
Convertible notes payable	1,667,000	1,667,000

Total Current Liabilities	14,160,000	10,012,000

Convertible Notes Payable	6,911,000	6,911,000
Accrued Preferred Stock Dividends	—	237,000
Asset Retirement Obligation	5,954,000	5,918,000
Global Warrant Liability	14,858,000	18,654,000
Share Based Compensation Liability	6,120,000	7,828,000
Minority Interest in Consolidated Subsidiary	2,896,000	2,667,000

Total Liabilities	50,899,000	52,227,000

Commitments and Contingencies (Note 16)

Temporary Equity:
Series J Preferred Stock, $1.00 par value; $5,000,000 liquidation value, respectively; 65,000 shares authorized; 50,000 shares outstanding	4,675,000	4,675,000
Series L Preferred Stock, $1.00 par value; $1,000,000 and $0 liquidation value, respectively; 65,000 shares authorized; 10,000 and 0 shares outstanding, respectively	805,000	—

Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $1,393,000 liquidation value 700,000 shares authorized; 13,925 shares outstanding	14,000	14,000
Series G2 Preferred Stock, $1.00 par value; $250,000 and $200,000 liquidation value, respectively; 100,000 shares authorized; 2,500 and 2,000 shares outstanding respectively	2,000	2,000
Series G4 Preferred Stock, $1.00 par value; $7,752,000 liquidation value 150,000 shares authorized, 77,517 shares outstanding	78,000	78,000
Series M Preferred Stock, $1.00 par value; $5,000,000 liquidation value 50,000 shares authorized; 50,000 shares outstanding	50,000	50,000
Common stock, $0.01 par value; 325,000,000 shares authorized; 219,615,485 and 221,680,677 shares issued, respectively	2,196,000	2,217,000
Additional paid-in capital	450,473,000	451,552,000
Accumulated deficit	(399,280,000)	(405,890,000)
Accumulated other comprehensive income	119,000	119,000
Treasury stock, at cost, 2,605,700 shares held	(2,550,000)	(2,550,000)

Total Stockholders’ Equity	51,102,000	45,592,000

	$107,481,000	$102,494,000

The accompanying Notes to Consolidated Condensed Financial Statements are

an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2005
Revenues and other:
Oil and gas operations	$6,443,000	$7,357,000
Interest and other income, net	50,000	(10,000)

	6,493,000	7,347,000

Costs and Expenses:
Oil and gas operating expenses	1,877,000	2,206,000
General and administrative expenses, net	1,567,000	2,660,000
Depreciation and amortization	2,635,000	2,601,000
Share-based compensation expense	—	2,020,000
Increase in Global warrant liability	50,000	3,796,000
Accretion expense	102,000	92,000
Interest expense and other, net	(124,000)	269,000

	6,107,000	13,644,000

Gains from extinguishments of debt	325,000	—
Gain on investment	990,000	—

Income/(loss) before income taxes	$1,701,000	$(6,297,000)
Income tax expense	92,000	206,000

Income/(loss) before minority interest	$1,609,000	$(6,503,000)
Minority interest of subsidiary	(98,000)	287,000

Net income/(loss)	$1,511,000	$(6,216,000)

Accrual of dividends related to preferred stock	(766,000)	(304,000)
Payment of preferred stock dividends	2,664,000	(90,000)

Net income / (loss) attributed to common stock	$3,409,000	$(6,610,000)

Basic net income /(loss) per common share:
Income / (loss) per common share	$0.02	$(0.03)

Weighted average common shares outstanding	188,037,334	218,312,672

Diluted income / (loss) per common share:
Income/(loss) per common share	$0.02	$(0.03)

Weighted average common shares outstanding	203,377,334	218,312,672

The accompanying Notes to Consolidated Condensed Financial Statements are

an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Preferred Stock				Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	G1	G2	G4	M
Balance, December 31, 2004	$14	$2	$78	$50	$2,196	$450,473	$(2,550)	$(399,280)	$119	$51,102

Adjustment of preferred stock conversion price	—	—	—	—	—	90	—	(90)	—	—
Conversions of preferred stock to common stock	—	—	—	—	21	779	—	—	—	800
Accrual of preferred stock dividends	—	—	—	—	—	—	—	(304)	—	(304)
Issuance of stock of subsidiary	—	—	—	—	—	210	—	—	—	210
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(6,216)	—
Total comprehensive loss										(6,216)

Balance, March 31, 2005	$14	$2	$78	$50	$2,217	$451,552	$(2,550)	$(405,890)	$119	$45,592

The accompanying Notes to Consolidated Condensed Financial Statements

are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2005
Cash flows from operating activities:
Net income / (loss)	$1,511,000	$(6,216,000)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	2,635,000	2,601,000
Accretion of asset retirement obligation	102,000	92,000
Gain on extinguishment of notes	(325,000)	—
Gain on investment	(990,000)	—
Amortization of issuance costs	21,000	31,000
Share-based compensation	—	2,020,000
Increase in Global warrant liability	—	3,796,000
Minority interest	98,000	(287,000)
Change in assets and liabilities:
Increase in accounts receivable	(2,916,000)	(1,122,000)
Decrease in trade payables and other	(2,832,000)	(4,347,000)

Net cash used in operating activities	(2,696,000)	(3,432,000)

Cash flows from investing activities:
Net proceeds from sales of assets	(229,000)	(9,000)
Sale of investment	1,592,000	—
Capital expenditures	(2,456,000)	(5,820,000)
Sale of shares in subsidiary	—	63,000

Net cash used in investing activities	(1,093,000)	(5,766,000)

Cash flows from financing activities:
Proceeds from issuances of long-term debt, net of issuance costs	(14,000)	(38,000)
Proceeds from issuances of common stock, net of issuance costs	3,316,000	—
Repayments of debt, convertible notes and long-term obligations	(1,656,000)	—
Payments of preferred dividends	—	(63,000)
Treasury shares purchased	(144,000)	—

Net cash provided by (used in) financing activities	1,502,000	(101,000)

Net decrease in cash and temporary investments	(2,287,000)	(9,299,000)
Cash and temporary investments at beginning of period	12,173,000	28,632,000

Cash and temporary investments at end of period	$9,886,000	$19,333,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,000	$—
Income taxes	$166,000	$354,000

The accompanying Notes to Consolidated Condensed Financial Statements

are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2004 and 2005

(Unaudited)

(1) BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements of Harken Energy Corporation (“Harken”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations, although Harken believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Harken, these financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 2004 and March 31, 2005 and the results of its operations and changes in its cash flows for all periods presented as of March 31, 2004 and 2005. All adjustments represent normal recurring items. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Harken’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2004. Certain prior year amounts have been reclassified to conform with the 2005 presentation.

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

The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Comprehensive Income (Loss) – Comprehensive income (loss) includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Harken’s total comprehensive income (loss) is as follows:

	Three Months Ended March 31,
	2004	2005
	(in thousands)
Net income / (loss)	$1,511	$(6,216)
Reclassification of derivative fair value into earnings	(15)	—
Realized gain on sale of investment	(606)	—

Total comprehensive income / (loss)	$890	$(6,216)

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

On December 16, 2004, the FASB issued Statement 123 (revised 2004), “Share-Based Payment”, (“SFAS 123 (R)”), that will require compensation costs related to share-based payment transactions (e.g., issuance of stock options and restricted stock) to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation costs will be recognized over the period that an employee provides service in exchange for the award. SFAS 123 (R) replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” For Harken, SFAS 123 (R), as amended by SEC release 34-51558, is effective for the first annual reporting period beginning after June 15, 2005 and is applicable only to new awards or awards that have been modified, repurchased or cancelled after the effective date. Harken is currently evaluating the impact this new standard will have on the Company.

On March 29, 2005, the SEC released Staff Accounting Bulletin 107 (“SAB 107”) providing additional guidance in applying the provisions of SFAS 123(R), “Share-Based Payment.” SAB 107 should be applied when adopting SFAS 123(R) and addresses a wide range of issues, focusing on valuation methodologies and the selection of assumptions. In addition, SAB 107 addresses the interaction of SFAS 123(R) with existing SEC guidance.

On December 16, 2004, the FASB issued Statement 153, “Exchanges of Nonmonetary Assets”, (“SFAS 153”), an amendment of APB Opinion No. 29, to clarify the accounting for nonmonetary exchanges of similar productive assets. SFAS 153 provides a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement will be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not have any nonmonetary transactions for any period presented that this Statement would apply.

On March 3, 2005, the FASB issued FASB Staff Position (“FSP”) FASB Interpretation No. (“FIN”) 46(R)-5, “Implicit Variable Interest Under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities.” This FSP addresses whether a reporting enterprise has an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist and covers issues that commonly arise in leasing arrangements among related parties, as well as other type of arrangements among related parties and unrelated parties. This FSP is effective for the first reporting period after March 3, 2005 and its adoption is not expected to have a material effect on the Company’s financial statements.

On March 30, 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and(or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 is not expected to have a material impact on the Company’s financial statements.

(2) ACQUISITIONS OF COALBED METHANE PROSPECTS

Indiana Posey Prospect Acquisition - On March 18, 2005, Harken’s wholly-owned subsidiary, Gulf Energy Management Company (“GEM”) entered into an Exploration and Development Agreement (the “Indiana Posey Agreement”) with Indiana Posey L.P., a Texas limited partnership, for the joint exploration and development of coalbed methane within the Posey Prospect area consisting of approximately 400,000 acres in Posey, Gibson and Vanderburgh counties of Indiana. The Indiana Posey Agreement designates a third party, Ute Oil Company, d/b/a A.C.T. Operating Company, a Texas corporation, as the Operator to conduct the operations detailed in the Indiana Posey Agreement and in the corresponding joint operating agreement.

The Indiana Posey Agreement had an effective date of March 1, 2005 and provides for the project to be conducted in three separate phases. GEM’s obligations under the Indiana Posey Agreement include funding 100% of the initial $7.5 Million in costs to carry out the joint exploration and development of the project in return for a non-operating 65% interest in the Posey Prospect Area. The Indiana Posey Agreement also provides that GEM is to receive a 82.5% net revenue interest.

In Phase I of the Indiana Posey Agreement, GEM was required to pay $500,000, as an initial prospect payment, to Indiana Posey L.P., which was paid immediately upon signing of the Indiana Posey Agreement. GEM is also required to fund an Authority for Expenditure (“AFE”) in the amount of $288,000 to cover work to be performed during Phase I within 10 days of receipt of request from Indiana Posey L.P.

Should GEM elect to proceed with Phase II, GEM is required to pay $500,000, as a second prospect payment, to Indiana Posey L.P. within 10 days of its election to proceed and to fund an AFE, in the amount of $1,280,000, divided into two payments: one for $970,000 to cover the first pilot project and the second payment in the amount of $310,000 for the facilities. Subsequently, GEM is to fund a separate AFE (in the amount of $1,104,000, divided into two payments: $454,000 for the facilities and $650,000 for the 5 pilot wells) within 10 days after spudding the last well on the first pilot project.

Should GEM elect to proceed with Phase III, GEM is required to pay the third and final prospect payment of $500,000 to Indiana Posey L.P. and to fund the related AFE costs. Phase III will continue until such time as GEM incurs $7.5 Million in the carried interest amount costs as defined in the Indiana Posey Agreement. Subsequent to Phase III, GEM and Indiana Posey L.P.’s development of the project shall be governed by a joint operating agreement.

Ohio Cumberland Prospect Acquisition - On March 23, 2005, GEM entered into an Exploration and Development Agreement (the “Ohio Cumberland Agreement”) with Ohio Cumberland, L.P., a Texas limited partnership, for the joint exploration and development of Coalbed Methane within the Cumberland Prospect Area consisting of approximately 400,000 acres in Guernsey, Noble, Muskingum, Washington and Morgan Counties of Ohio. The Ohio Cumberland Agreement designates a third party, Ute Oil Company, d/b/a A.C.T. Operating Company, a Texas corporation, as the Operator to conduct the operations detailed in the Ohio Cumberland Agreement and in the corresponding joint operating agreement.

The Ohio Cumberland Agreement has an effective date of April 1, 2005 and provides for the project to be conducted in three separate phases. GEM’s obligations under the Ohio Cumberland Agreement include funding 100% of the initial $7.5 Million in costs to carry out the joint exploration and development of the project in return for a non-operating 65% interest in the Cumberland Prospect Area. The Ohio Cumberland Agreement also provides that GEM is to receive a 82.5% net revenue interest.

In Phase I of the Ohio Cumberland Agreement, GEM was required to pay $500,000, as an initial prospect payment, to Ohio Cumberland, L.P. which was paid on the effective date of the agreement. GEM is also required to fund an AFE in the amount of $284,200 to cover work to be performed during Phase I within 10 days of receipt of request from Ohio Cumberland, L.P.

Should GEM elect to proceed with Phase II, GEM is required to pay $500,000, as a second prospect payment, to Ohio Cumberland, L.P. within 10 days of its election to proceed and to fund an AFE, in the amount of $1,277,500, divided into two payments: one for $970,150 to cover the first pilot project and the second payment in the amount of $307,350 for the facilities. Subsequently, GEM is to fund a separate AFE (in the amount of $1,104,000, divided into two payments: $454,000 for the facilities and $650,000 for the 5 pilot wells) within 10 days after spudding the last well on the first pilot project.

Should GEM elect to proceed with Phase III, GEM is required to pay the third and final prospect payment of $500,000 to Ohio Cumberland, L.P. and to fund the related AFE costs. Phase III will continue until such time as GEM incurs $7.5 Million in the carried interest amount costs as defined in the Agreement. Subsequent to Phase III, GEM and Ohio Cumberland, L.P.’s development of the project shall be governed by a joint operating agreement.

(3) INVESTMENT IN INTERNATIONAL BUSINESS ASSOCIATES, LTD.

In September 2004, Harken invested $12.5 million in a start-up energy trading company, International Business Associates, Ltd. (“IBA”), in exchange for 12,500 shares of nonvoting preferred stock along with warrants to purchase 48% of IBA’s common stock for a nominal amount. Harken currently holds three of the five IBA Board of Directors positions. Harken’s preferred stock investment represents almost 100% of IBA’s working capital at December 31, 2004 and March 31, 2005. During the period ended March 31, 2005, IBA engaged in trading natural gas futures contracts in the United States. Harken has consolidated the assets, liabilities and results of operations of IBA as of December 31, 2004 and for the period ended March 31, 2005. IBA’s net loss for the period ended March 31, 2005 was approximately $1 million.

IBA’s derivative trading instruments are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” These instruments are recorded by IBA on a trade-date basis and are adjusted daily to current market value with gains and losses recognized in Other Income in the Consolidated Condensed Statement of Operations. IBA recognized net trading losses of $114,000 for the period ended March 31, 2005. Additionally, as of March 31, 2005, the fair value of IBA’s derivative trading instruments totaled approximately $5,000 representing amounts due from a commodity clearing organization and are reflected in Prepaid expenses and Other Current Assets on the Consolidated Condensed Balance Sheet.

(4) PROPERTY AND EQUIPMENT

A summary of property and equipment follows:

	December 31, 2004	March 31, 2005
Unevaluated oil and gas properties:
Unevaluated Peru properties	$736,000	$742,000
Unevaluated Panama properties	493,000	494,000
Unevaluated North American properties	914,000	2,062,000

Evaluated oil and gas properties:
Evaluated Colombian properties	196,649,000	200,017,000
Evaluated North American properties	163,055,000	164,213,000
Facilities and other property	26,112,000	26,750,000
Less accumulated depreciation and amortization	(318,476,000)	(321,573,000)

	$69,483,000	$72,705,000

(5) ASSET RETIREMENT OBLIGATION

Harken recognizes the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

A summary of Harken’s assets with required asset retirement obligations as of March 31, 2005 is as follows:

Asset Category	Asset Retirement Liability	Estimated Life
North American oil and gas producing properties	$2,723,000	2-55 years
North American facilities and other property	2,469,000	12-29 years
Colombian oil producing properties	726,000	4-23 years
Colombian facilities and other property	—	—

	$5,918,000

Harken reflects no asset retirement obligation for Global’s Colombian facilities as upon the expiration of the related Association Contract, the ownership of such facilities reverts to Empresa Colombiana de Petroleos (“Ecopetrol”).

The following table describes all changes to Harken’s asset retirement obligation liability during the three months ended March 31, 2005.

Asset retirement obligation at December 31, 2004	$5,954,000
Additions during the three months ended March 31, 2005	1,000
Deletions during the three months ended March 31, 2005	(129,000)
Accretion expense	92,000

Asset retirement obligation at March 31, 2005	$5,918,000

(6) MIDDLE AMERICAN OPERATIONS

Harken’s Middle American operations are conducted through its ownership in Global. Global’s ordinary shares are listed for trading on the Alternative Investment Market of the London Stock Exchange. As of May 10, 2005, Harken owns approximately 70% of Global’s common shares, which may be subject to reduction under certain circumstances, as further described in Note 7 – Sales of Global Common Shares and Note 8 – Global Warrants and Stock Options.

Colombian Operations – Global’s Colombian operations are conducted through Harken de Colombia, Ltd., a wholly-owned subsidiary of Global, which holds three exclusive Colombian Association Contracts with Ecopetrol and two Exploration and Production Contracts with the newly formed National Hydrocarbons Agency of the Republic of Colombia. The Association Contracts include the Alcaravan Contract, awarded in 1992, the Bocachico Contract, awarded in 1994, and the Bolivar Contract, awarded in 1996. As of March 31, 2005, Global was in compliance with the requirements of each of the Association Contracts.

As of March 31, 2005, Global holds two Exploration and Production Contracts. Global’s Exploration and Production Contracts include the Rio Verde Contract and the Los Hatos Contract, both awarded in 2004. As of May 10, 2005, Global was in compliance with the requirements of each of the Rio Verde and Los Hatos Exploration and Production Contracts.

In 2004, Ecopetrol advised Global that it had elected to declare the Cajaro #1 well of the Alcaravan Association Contract commercial. Effective as of October 2004, Ecopetrol began receiving a 50% working interest share of production, after deduction of the Colombian government’s 8% royalty interest on the Cajaro #1 well. As a 50% working interest owner, Ecopetrol will be responsible for 50% of any future development costs and operating expenses associated with the Cajaro #1 commercial field attributable to the Alcaravan Contract Area. As of May 10, 2005, Global and Ecopetrol continue to negotiate the terms of Ecopetrol’s commerciality declaration, including the extent of the commercial area and the potential need for unitization of the Cajaro #1 commercial area and a portion of Global’s Los Hatos Exploration and Production Contract area which abuts the Alcaravan Contract area. Global has been reimbursed by Ecopetrol out of Ecopetrol’s share of production, net of royalties, for 50% of all seismic costs and direct exploratory well costs (including costs related to dry holes) incurred prior to the point of Ecopetrol’s participation. Based upon the extent of the area declared commercial in relation to the Cajaro #1 well by Ecopetrol, Global has advised Ecopetrol, ANH and the Ministry of Energy that Global’s Los Hatos Exploration and Production Contract area which is adjacent to Global’s Alcaravan contract, is being drained of Mirador formation oil reserves located beneath the Los Hatos Contract area. Because two contract areas are being drained by one well, the Cajaro #1, it is Global’s opinion that Colombian law requires the division of reserves and revenues be settled through a unitization proceeding. This proceeding will affect the Cajaro #1 net revenues and costs assigned to both Ecopetrol and Global. Although the ultimate results of the unitization proceeding cannot be determined at this time, Global, based on the proposed unitization maps and data presented by Ecopetrol, reflects 50% interest in net production from the Cajaro #1 well associated with the Alcaravan Contract Area in the cash flows and results of operations in its financial statements.

Peru Operations – In April 2005, Global announced that the new License Contract between Global and Perupetro S.A. (“Perupetro”), the national oil company of Peru, for the Exploration and Exploitation of Hydrocarbons in the Block 95 Area located in the Marañon Basin of Northeastern Peru had been fully executed and is now effective.

Global owns a 100% working interest in the License Contract area subject only to an initial 5% royalty. The size of the ongoing royalty is to be determined by future production levels. The contract duration is approximately seven years for the initial exploration phases and 23 years for the exploitation phase. The contract assigns Global exclusive exploration and production rights to approximately 1,255,000 gross acres. During Phase 1 of the contract, the terms require Global to complete, within 12 months, environmental impact studies and plans for the drilling of a well in the Bretaña field located in Block 95.

If Global elects to enter Phase 2 of the contract, Global must acquire approximately 4,800 square kilometers of micro-magnetic geophysical data in and around the Bretaña field and elsewhere throughout Block 95. Phase 2 has a time period of 12 months. Should Global elect to enter Phase 3, it will be required to drill one exploratory well within 24 months. Phase 4 of the exploration period has a duration of 12 months and requires the acquisition of 75 square kilometers of three dimensional seismic, while Phases 5 and 6 both have a duration of 12 months and require the drilling of one exploratory well per phase. Global currently expects to drill its first well under this License Contract in the identified Bretaña field in late 2006 or early 2007 and follow this with an exploratory well elsewhere in the License Contract area in late 2008.

Panama Operations – In September 2001, Global, through a wholly owned subsidiary, signed a Technical Evaluation Agreement (“Panama TEA”) with the Ministry of Commerce and Industry for the Republic of Panama. The Panama TEA covered an area approximately 1.4 million gross acres divided into three blocks in and offshore Panama. Under the terms of this Panama TEA, Global performed certain work program procedures and studies and submitted them to the Panamanian government. The Panama TEA provided Global with an option to negotiate and enter into one or more Contracts for the Exploration and Exploitation of Hydrocarbons with the Ministry of Commerce and Industry. Global completed all of its obligations under the Panama TEA and exercised its options to negotiate an Exploration and Exploitation Contract. As of May 10, 2005, the negotiations with the Panamanian government are still in progress.

(7) SALES OF GLOBAL COMMON SHARES

During the period ended March 31, 2005, Harken sold certain of its common shares of Global, at market price at the date of sale, in exchange for cash consideration of approximately $63,000. This sale of shares decreased Harken’s ownership percentage in Global by .09% to 85.06% as of March 31, 2005.

In April 2005, Harken sold additional of its common shares of Global in the market place for cash consideration of approximately $235,000. Also in April 2005, Harken negotiated and closed two separate sales of certain of its common shares of Global to two institutional investors for total cash consideration of approximately $12.2 million. These two sales of Harken’s shares of Global were conducted through private sales at market price. As a result of these April 2005 transactions, Harken’s ownership percentage in Global decreased from 85.06% at March 31, 2005 to 70.24% as of May 10, 2005.

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

As additional consideration for the Investor Term Loan, as amended, Harken issued to Lyford warrants (the “Lyford Warrants”) to purchase up to 7,000,000 shares held by Harken of Global at a price of 50 UK pence per share. The warrants will expire on October 13, 2005. As of May 10, 2005, these warrants constitute approximately 35% of Harken’s holdings of Global shares.

Global Warrants held by Global’s Minority Interest Owners – As part of Global’s issuance of warrants to its shareholders in August 2002, Global issued to its minority shareholders (collectively with the holders of the Lyford Warrants, the “Global Warrants held by Outside Parties”) warrants to purchase up to 505,467 shares of Global stock at 60 UK pence per share. During 2004, certain of Global’s minority interest owners exercised their warrants to purchase 5,406 shares of Global stock at 60 UK pence per share. At March 31, 2005, there were 500,061 Global warrants outstanding held by Global’s minority interest owners. The warrants expire in August 2005.

Harken is required to account for the Global Warrants held by Outside Parties as derivatives in accordance with SFAS 133. SFAS 133 requires Harken to record the estimated fair value of the warrants as a liability at issuance and to adjust the liability to estimated fair value each period with any changes in value reflected in earnings.

During the three months ended March 31, 2005, there was an 19% increase in Global’s common share price from approximately 153 UK pence at December 31, 2004 to approximately 181 UK pence at March 31, 2005. As a result of the changes in Global’s common share price, Harken recorded a loss of approximately $4 million for the period ended March 31, 2005 for the change in the fair value of the Global Warrants held by Outside Parties. As of March 31, 2005, the fair value of the Global warrant liability was estimated to be approximately $18.6 million. The fair value of the warrants was calculated by a third party firm based primarily on the underlying market price of the Global common stock.

Global Warrants held by Harken - As part of Global’s issuance of warrants to its shareholders in August 2002, Global issued to Harken warrants to purchase 6,487,481 of Global’s ordinary common shares at 60 UK pence per share. These warrants expire in August 2005. Since Global is a consolidated subsidiary, this warrant issuance is not reflected in Harken’s consolidated condensed financial statements. The estimated fair market value of these warrants at March 31, 2005 was approximately $15 million, as calculated by a third-party firm.

Global Stock Options - In addition to the warrants described above, at March 31, 2005, certain employees and directors of Global hold options to purchase 3,918,000 of Global’s ordinary common shares.

In July 2004, Global’s Board of Directors, amended the Global share option plan to allow for the cashless exercise of options granted to employees under the plan. The modification resulted in variable plan accounting for the Global share option plan. See Note 12 - Stock Option Plan for further discussion of Global’s share option plan.

As of May 10, 2005, if all outstanding Global warrants and stock options were exercised, including the warrants held by Harken, Harken’s ownership in Global could decrease to approximately 49%.

(9) CONVERTIBLE NOTES PAYABLE

A summary of convertible notes payable is as follows:

	December 31, 2004	March 31, 2005
4.25% Convertible Notes	$3,333,000	$3,333,000
5% Senior Convertible Notes	5,245,000	5,245,000

	8,578,000	8,578,000
Less: Current portion	(1,667,000)	(1,667,000)

	$6,911,000	$6,911,000

At December 31, 2004 and March 31, 2005, respectively, based on the scheduled principal installments approximately $1.7 million of the 4.25% Convertible Notes are classified as current debt in the Consolidated Condensed Balance Sheet.

Pursuant to the terms of the 4.25% Convertible Notes, Harken is required to maintain unencumbered assets such that the ratio of (a) the fair market value of the unencumbered assets to (b) the outstanding principal amount of the 4.25% Convertible Notes, is equal to or greater than 1.5 to 1.0. At December 31, 2004 and March 31, 2005, Harken was in compliance with the asset coverage ratio under the 4.25% Convertible Notes.

(10) REDEEMABLE PREFERRED STOCKS

Issuance of Series M Cumulative Convertible Preferred

In October 2004, Harken sold 50,000 shares of its Series M Preferred and issued warrants to purchase up to 4,385,965 shares of Harken’s common stock. The aggregate purchase price for the Series M Preferred and the related warrants was cash consideration of $5,000,000.

The Series M Preferred has a liquidation value of $100 per share, is non-voting and is convertible at the holders’ option into common stock at a conversion price of $0.59 per share, subject to adjustments in certain circumstances. If for any period of thirty consecutive days the average closing price of Harken common stock during such period trades above $0.74 per share for 30 consecutive days, up to 25,000 shares of the Series M Preferred is convertible by Harken into freely tradable shares of Harken common stock at $0.59 per share. If the average daily volume weighted average price of Harken’s common stock during a period of thirty trading days equals or exceeds $0.89, Harken may convert all the Series M Preferred into freely tradable shares of Harken common stock at $0.59 per share.

Adjustment of Series M Conversion Price – In March 2005, as a result of a default under the Registration Rights Agreement of the Series M Preferred, holders of the Series M Preferred received a one-time adjustment to the original conversion price of the Series M Preferred from $0.60 to $0.59. In accordance with EITF Issue 00-27, Issue 7, approximately $90,000 is recorded as a Payment of Preferred Stock Dividends as an increase to Net Loss Attributed to Common Stock in the Consolidated Condensed Statement of Operations for the period ended March 31, 2005. As of May 10, 2005, this default under the Series M Preferred Registration Rights Agreement has not yet been cured. None of Harken’s other debt or equity instruments are affected by this Registration Rights Agreement default.

(11) STOCKHOLDERS’ EQUITY

Treasury Stock – At December 31, 2004 and March 31, 2005, Harken had 2,605,700 shares, respectively, of treasury stock. During the period ended March 31, 2005, Harken did not purchase any shares of its common stock. In April 2005, Harken announced that its Board of Directors authorized a stock repurchase program allowing the Company to buy back up to 2,000,000 shares of its common stock. All repurchases will be made from time to time in the open market when opportunities to do so at favorable prices present themselves in compliance with all applicable laws and regulations including the Securities and Exchange Commission rules

Series G2 Convertible Preferred Stock – During the period ended March 31, 2005, holders of 500 shares of Series G2 Convertible Preferred voluntarily elected to exercise their conversion option, and such holders were issued a total of approximately 16,900 shares of Harken common stock.

(12) STOCK OPTION PLAN

Harken accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations. Under APB 25, if the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, generally, no compensation expense is recognized. In July 2004 the board of directors of Global modified the Global Share plan to include a cashless exercise feature which changed the plan from a fixed plan to a variable plan. Accordingly in 2004, Global recorded share-based compensation expense attributable to the vested options as of the date of the modification. The compensation expense was equal to the difference between the exercise price of the options and Global’s stock price on the date of modification. Compensation costs relating to the unvested options are recorded over the remaining vesting period. Additionally, since the Global share price was greater than the option exercise price, variable plan accounting requires compensation expense (or benefit) to be recognized for subsequent changes in Global’s share price for all options outstanding under the plan.

During the period ended March 31, 2005, Harken recognized share-based compensation expense of approximately $2.0 million in the Consolidated Condensed Statement of Operations attributable to the remaining Global options which vested and to the increase in the Global share price during the period from December 31, 2004 to March 31, 2005.

Global’s 2002 Stock Option Plan authorized the grant of options to Global employees and directors for up to 15% of the outstanding shares of Global common stock. All Global options granted have 10-year terms, vest and become fully exercisable at the end of 3 years of continued employment. A summary of Global’s stock option activity, and related information for the period ended March 31, 2005 follows (not in thousands):

	Three Months Ended March 31, 2005
	Options	Weighted- Average Exercise Price
Outstanding-December 31, 2004	4,023,000	70 UK pence
Granted	—	—
Exercised	(105,000)	50 UK pence
Forfeited	—	—

Outstanding-March 31, 2005	3,918,000	70 UK pence

Exercisable-March 31, 2005	3,214,000	53 UK pence

Exercise prices for Global’s options outstanding as of March 31, 2005 ranged from 50 UK pence to 151 UK pence.

The following table represents the pro forma effect on net income (loss) and income (loss) per share as if Global had applied the fair value based method and recognition provisions of SFAS 123 to stock-based employee compensation (not in thousands):

	Three Months Ended March 31,
	2004	2005
Net income / (loss) attributed to common stock, as reported	$3,409,000	$(6,610,000)
Add: Total share-based employee compensation recognized under intrinsic value based method for all amounts	—	2,020,000
Deduct: Total stock-based employee compensation determined under fair value based method for all amounts	(88,000)	(99,000)
Deduct: Related minority interest and foreign currency gain	—	(424,000)

Pro forma net income / (loss) attributed to common stock	$3,321,000	$(5,113,000)
Basic net income / (loss) per share, as reported	$0.02	$(0.03)
Pro forma basic income / (loss) per share	$0.02	$(0.02)
Diluted net income / (loss) per share, as reported	$0.02	$(0.03)
Pro forma diluted income / (loss) per share	$0.02	$(0.02)

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

In September 2004, Harken purchased a crude oil floor contract with a strike price of $30.00 per barrel for a notional amount of 6,000 barrels per month over a period of the contract from January 1, 2005 through December 31, 2005. In March 2005, Harken terminated this crude oil floor contract and replaced it with a crude oil floor contract with a strike price of $35.00 per barrel for a notional amount of 6,000 barrels per month over a period of the contract from April 1, 2005 through December 31, 2005. Harken designated this derivative as a cash flow hedge under SFAS 133. This crude oil floor contract is reflected in Prepaid Expenses and Other Assets in the Consolidated Condensed Balance Sheet at March 31, 2005 with a market value of approximately $48,000. During the period ended March 31, 2005, approximately $14,000 is included in Interest Expense and Other in the Consolidated Condensed Statement of Operations to reflect the decrease in value of this crude oil floor contract associated with time value.

In October 2004, Harken purchased a natural gas floor contract with a strike price of $5.00 per MMBTU for a notional amount of 70,000 MMBTUs per month over the period of the contract from January 1, 2005 to December 31, 2005. Harken designated this derivative as a cash flow hedge under SFAS 133. At December 31, 2004, this hedge no longer qualified for hedge accounting treatment under SFAS 133.This natural gas floor contract is reflected in Prepaid Expenses and Other Assets in the Consolidated Condensed Balance Sheet at March 31, 2005 with a market value of approximately $44,000. During the period ended March 31, 2005, approximately $18,000 is included in Interest Expense and Other in the Consolidated Condensed Statement of Operations to reflect the change in fair value of this natural gas floor contract.

Each of the above option floor contracts were originally designated as cash flow hedges of the exposure from the variability of cash flows from future specified production from certain of Harken’s domestic property operations. Gains and losses from commodity derivative instruments are reclassified into earnings when the associated hedged production occurs. Harken holds no derivative instruments which are designated as either fair value hedges or foreign currency hedges. Settlements of oil and gas commodity derivatives are based on the difference between fixed option prices and the New York Mercantile Exchange closing prices for each month during the life of the contracts. Harken monitors its crude oil production prices compared to New York Mercantile Exchange prices to assure its commodity derivatives are effective hedges in mitigating its commodity price risk.

(14) SEGMENT INFORMATION

Harken divides its operations into four operating segments which are managed and evaluated as separate operations. GEM, a wholly-owned subsidiary of Harken, manages its domestic operations held through its other domestic wholly-owned subsidiaries. GEM’s operating segment currently relates to exploration, development, production and acquisition efforts in the United States. GEM operates primarily through traditional ownership of mineral interests in the various states in which it operates. GEM production is sold to established purchasers and generally transported through existing and well-developed pipeline infrastructure. Global’s operating segment currently relates to exploration, development, production and acquisition efforts in Colombia, Peru and Panama. Global segment production cash flows have been discovered through extensive drilling operations conducted under Association and Exploration and Production Contracts with the state-owned oil and gas companies/ministries in the respective countries. During the period ended March 31, 2005, none of Global’s segment revenues related to Peru or Panama. Harken’s investment in IBA represents its third operating segment. IBA engages in trading gas futures contracts in the United States. Harken’s fourth operating segment, (“HEC Corporate”), operates and manages Harken’s investments in GEM, Global and IBA. HEC Corporate also manages public company compliance and may seek to raise financing through the issuance of debt, equity and convertible debts instruments, if needed, for the utilization of acquisition and development opportunities as they arise.

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

Harken’s financial information, expressed in thousands, for each of its operating segments is as follows for the periods ended March 31, 2004 and 2005:

	HEC CORPORATE	GEM	GLOBAL	IBA	Total
For the three months ended March 31, 2004:
Operating revenues	—	3,916	2,527	—	6,443
Oil and gas operating expenses	—	1,282	595	—	1,877
Interest and other income	12	23	15	—	50
Depreciation and amortization	129	1,634	872	—	2,635
Litigation and contingent liability settlements, net	50	—	—	—	50
Interest expense and other, net	93	(207)	(10)	—	(124)
Income tax expense	—	—	92	—	92
Segment income	17	815	679	—	1,511
Capital expenditures	48	1,878	530	—	2,456

For the three months ended March 31, 2005:
Operating revenues	—	4,835	2,522	—	7,357
Oil and gas operating expenses	—	1,477	729	—	2,206
Interest and other income	34	10	18	(72)	(10)
Depreciation and amortization	27	1,691	874	9	2,601
Increase in Global warrant liability	3,796	—	—	—	3,796
Share-based compensation expense	—	—	2,020	—	2,020
Interest expense and other, net	87	42	(33)	173	269
Income tax expense	15	—	176	15	206
Segment income (loss)	(4,362)	1,073	(1,920)	(1,007)	(6,216)
Capital expenditures	12	2,270	3,534	4	5,820
Total assets at end of year	9,700	46,251	35,739	10,804	102,494

(15) EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted earnings/loss per share for the three months ended March 31, 2004 and 2005.

(in thousands, except per share data)	2004			2005
	Net Income Attributed to Common Stock	Weighted- Average Shares	Per-Share Earnings	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per-Share Loss
Basic earnings per share	$3,409	188,037	$0.02	$(6,610)	218,313	$(0.03)
Effect of dilutive securities: Series G3 Preferred Stock (A)	52	15,340	—	—	—	—

Diluted earnings per share	$3,461	203,377	$0.02	$(6,610)	218,313	$(0.03)

(A)	Represents the dividend liability accrued on the Series G3 Preferred Stock during the first quarter 2004. The dividend liability has been treated as an increase to income attributed to common stock as such dividends would not have been incurred had these securities been converted by the holder.

Harken’s 4.25% Convertible Notes, 5% Convertible Notes and Series G-1, G-2, G-4, J, L and M Preferred Stock were also excluded from the calculation of diluted earnings per share as their effect would have been antidilutive. Since Harken incurred a net loss attributable to common stock during the period ended March 31, 2005, no dilution of the net loss per share would have resulted from the conversion of preferred stock, discussed above.

(16) COMMITMENTS AND CONTINGENCIES

In 2004, Global was advised of Ecopetrol’s intent to declare the Cajaro #1 well commercial pursuant to the Alcaravan Contract terms. As of May 10, 2005, Global and Ecopetrol continue to negotiate the terms of Ecopetrol’s commerciality declaration, including the extent of the commercial area and the potential need for unitization of the Cajaro #1 commercial area and a portion of Global’s Los Hatos Exploration and Production Contract which is adjacent to the Alcaravan Contract area. As a result, Global’s net revenue interest in the production from the Mirador discovery on the Cajaro #1 well has been affected by Ecopetrol’s declaration of commerciality. Global has been reimbursed by Ecopetrol out of Ecopetrol’s share of production, net of royalties, for 50% of all seismic costs and direct exploratory well costs incurred prior to the point of Ecopetrol’s participation. Production from Cajaro #1 associated with the Alcaravan Contract area will be allocated as follows: Ecopetrol, on behalf of the Colombian government, will receive a royalty interest of 8% of all production, and all production (after royalty payments) attributable to the Alcaravan Contract area will be allocated 50% to Ecopetrol and 50% to Global. Ecopetrol and Global will be responsible for all future development costs and operating expenses in direct proportion to their interest in production. Based upon the extent of the area declared commercial in relation to the Cajaro #1 well by Ecopetrol, Global has advised Ecopetrol, ANH and the Ministry of Energy that Global’s Los Hatos Exploration and Production Contract area, which is adjacent to Global’s Alcaravan contract, is being drained of Mirador formation oil reserves located beneath the Los Hatos Contract. Because two contract areas are being drained by one well, it is Global’s opinion that Colombian law requires the division of reserves and revenues be settled through a unitization proceeding. This proceeding will affect the Cajaro #1 net revenues and costs assigned to both Ecopetrol and Global. Although the ultimate results of the unitization proceeding cannot be determined at this time, Global, based on the proposed unitization maps and data presented by Ecopetrol, began in October 2004 reflecting a

50% interest in net production from the Cajaro #1 well associated with the Alcaravan Contract area in the cash flows and results of operations in its financial statements. Until the unitization of the affected areas within the Alcaravan and the Los Hatos Contract areas is resolved, the ultimate impact on the distribution of production from the Cajaro #1 well cannot be definitively ascertained. Harken has recorded a net reserve of approximately $90,000 in accrued liabilities owed to Ecopetrol as of March 31, 2005 based on Harken’s estimate as to the reasonable and probable outcome of the unitization on the Cajaro #1 well. As noted above, the ultimate impact on the unitization of the affected areas within the Alcaravan and the Los Hatos Contracts is uncertain and, therefore, additional losses may be incurred in the future. Harken believes that the ultimate outcome of the unitization process will not have a material adverse effect on its financial conditions or operations.

In late 2004, Harken de Colombia, Ltd, (“HDC”) determined that a property owner had instituted an action in Colombia against Grant Geophysical, Inc. a subcontractor to HDC, alleging that his property had been damaged by an amount of approximately $1.9 million as a result of certain seismic activities conducted by Grant Geophysical, Inc. on the claimants property. As of May 10, 2005, HDC has not been joined in the litigation, served or officially notified of any claims against it. As a result, Harken considers the claim to be unasserted. HDC’s subcontract with Grant Geophysical contains an indemnity provision requiring Grant Geophysical, Inc. to indemnify HDC for any losses. While HDC will continue to monitor this matter, Harken believes that the ultimate outcome of this matter will not have a material adverse effect on Harken’s financial conditions and results of operations.

In 2004, the Colombian federal taxing authority (“DIAN”) issued a Special Request suggesting that HDC modify its tax return for the year 2001 to reflect additional tax liabilities of approximately $975,000 pursuant to the Colombian presumptive income tax regulations (“PIT”). The Colombian PIT is calculated with reference to the taxpayer’s asset base. In this case, DIAN’s Special Request relates to DIAN’s opinion that HDC understated its asset base for tax purposes in its 2001 return. The basis for DIAN’s position is that HDC had “productive” assets in 2001, namely the Alcaravan and Bolivar Association Contracts that should have been included in HDC’s asset base calculation. HDC has responded to DIAN’s request by pointing out the following: (1) Colombian statutes require that the asset base for PIT be calculated as of the end of the year preceding the tax year in question; and (2) for an asset to be considered “productive”, Colombian regulations require that Ecopetrol declare sole risk or commerciality as to the asset in question. In Global’s case, those declarations did not occur until 2001. As a result, the Alcaravan and Bolivar contracts were not “productive” assets as of December 31, 2000. HDC faced a similar request for its year ended December 31, 2000 tax return. HDC successfully refuted DIAN’s previous claim based on the same arguments presented above. Therefore, as of May 10, 2005, Harken believes that any liability to Harken or its subsidiaries as a result of this Special Request will not have a material adverse effect on Harken’s financial condition.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K/A for the year ended December 31, 2004. Certain statements made in our discussion may be forward looking. Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. These risks, uncertainties, and other factors include, among others, the risks described in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on April 13, 2005, as well as other risks described in this Quarterly Report. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing Harken Energy Corporation and its consolidated subsidiaries on a consolidated basis.

OVERVIEW

We are an independent oil and gas exploration, exploitation, development, production and trading company operating both internationally and domestically. Our operations are divided into four operating segments. Our domestic operations are conducted through our wholly-owned subsidiary, Gulf Energy Management Company (“GEM”). GEM’s operations consist of exploration, exploitation, development, production and acquisition efforts in the United States located principally in the onshore and offshore Gulf Coast regions of South Texas and Louisiana. Our international crude oil operations are conducted through our subsidiary, Global Energy Development PLC (“Global”), with activities in Colombia, Panama and Peru. During 2004, we invested in International Business Associates, Ltd. (“IBA”), which comprises our third segment. IBA is in the initial stages of operations and focuses primarily on opportunities created by the recent deregulation of the energy markets in Eastern Europe by trading energy futures or other energy based contracts, principally in Hungary and the United States. Our fourth operating segment, (“HEC Corporate”), operates and manages our investments in GEM, Global and IBA. HEC Corporate also manages public company compliance and may seek to raise financing through the issuance of debt, equity and convertible debts instruments, if needed, for the utilization of acquisition and development opportunities as they arise.

Our revenues are primarily derived from production from our oil and gas properties. GEM’s natural gas and crude oil properties are all located in the United States, and GEM operates 40% of those properties. The remaining 60% are operated under contract with third parties. Global operates 100% of its crude oil producing properties, which are all located in Colombia. Our revenues are primarily a function of the oil and gas volumes produced and the prevailing commodity price at the time of production, and certain quality and transportation discounts. The commodity prices for crude oil and natural gas as well as the timing of production volumes have a significant impact on our operating income. From time-to-time we enter into hedging contracts to achieve more predictable cash flows and to reduce our exposure to declines in market prices.

GEM represented approximately 66% of our consolidated oil and gas revenues during the period ended March 31, 2005. During these three months ended March 31, 2005, GEM’s oil and gas revenues were comprised of approximately 45% oil sales and 55% natural gas sales. Substantially all of GEM’s production is concentrated in four oil and gas fields along the onshore and offshore Texas and Louisiana Gulf Coast. During March 2005, GEM entered into two separate Exploration and Development Agreements for the joint exploration and production of Coalbed Methane in prospect areas consisting of 400,000 areas in Ohio and 400,000 acres in Indiana.

Revenues from Global are derived solely from our Colombian oil production. During the period ended March 31, 2005, Global sold 78,000 net barrels of oil in Colombia, which sales generated oil revenues of approximately $2.5 million and represented approximately 34% of our consolidated oil and gas revenues. Global’s activities in Panama and Peru, thus far, have been limited to technical evaluations of potential exploration areas.

In September 2004, we invested $12.5 million in IBA in exchange for 12,500 convertible preferred shares of IBA representing a 48% beneficial ownership interest in that entity. In addition, while our investment remains outstanding, we will hold the majority of the board positions in IBA. During the three months ended March 31, 2005, IBA traded natural gas futures in the United States. IBA’s net loss is included in our Consolidated Condensed Statement of Operations for the period ended March 31, 2005 and was approximately $1 million. We anticipate IBA will increase its trading activities during 2005.

OPERATING HIGHLIGHTS

During 2005, we are concentrating on the development and growth of our oil and gas assets and energy-based growth opportunities. In February 2005, our Board of Directors approved the 2005 capital expenditure program of approximately $34 million. Of the 2005 capital expenditure budget, approximately $16 million is related to GEM and approximately $18 million is related to Global’s planned capital expenditures. We expect to fund these capital expenditures through available cash on hand and through projected cash flow from operations in 2005. Possible weakening commodity prices, a decline in drilling success or substantial delays in bringing on production from wells drilled could cause us to reduce our 2005 drilling plans. The majority of our planned capital expenditures for 2005 are discretionary, and as a result, will be curtailed if sufficient funds are not available.

GEM’S OPERATIONS:

As of March 31, 2005, GEM’s net domestic production rate was at approximately 7.4 million cubic feet equivalent of natural gas per day. GEM is committed to the continuing development of its domestic operations and has increased its 2005 budgeted capital expenditures to approximately $16 million to grow its domestic production and reserves. The following field data updates the status of GEM’s domestic operations through the end of March 2005.

Lapeyrouse Field, Terrebonne Parish – Louisiana

GEM continues to participate in an active field redevelopment program that has included an interest in seven successful wells in the Lapeyrouse field since the fourth quarter of 2003. GEM holds an average non-operated working interest of 12% in each of the seven wells. A workover program for two of the wells is planned for the second quarter of 2005. We expect that the workover program for those two wells will remedy certain mechanical problems. An eighth well has been drilled and logged productive. Production casing has been set and a completion attempt is planned for the second quarter 2005. A ninth well has been proposed and approved to a total depth of about 15,000’ true vertical depth (TVD) for drilling as soon as a rig becomes available. GEM holds an approximately 39% operated working interest in this ninth well. GEM anticipates a rig becoming available during the second or third quarter of 2005.

Main Pass, Plaquemines Parish – Louisiana

GEM has approved the repair of an additional compressor that has been off line for the past four years. This investment should allow an increase in gas lift capacity in the Main Pass Field and should permit GEM to return certain wells to production once the additional compressor is back on line. GEM holds an average 90% working interest in the Main Pass field. GEM continues its geological and geophysical study, utilizing the recently acquired license to 21 square miles of 3D seismic data, covering the area held by production leases.

Raymondville, Willacy and Kenedy Counties – Texas

Even though GEM continues to participate in an active recompletion campaign, it is expected that field production has peaked. GEM has an average 27% non-operated working interest in this field.

Lake Raccourci Field, Lafourche Parish – Louisiana

GEM holds a 40% operated working interest in each of its Lake Raccourci wells. GEM is presently seeking industry partners to drill a field extension well. This prospect is a result of continuing interpretation of GEM’s 60 square mile reprocessed 3D seismic database.

New 3D Seismic Licenses Acquired – Louisiana

GEM has acquired a license covering approximately 155 square miles of 3D seismic data in three different surveys across south Louisiana. The largest database is in Terrebonne Parish and includes approximately 70 square miles. Approximately 56 square miles is in Cameron Parish, and approximately 29 square miles in Iberville Parish. A number of leads have developed in this continuing study. GEM is in the process of cataloging and prioritizing the seismic data.

South Beach Field, Chambers County – Texas

GEM has a non-operated working interest of 9.375% in this area. The initial well was drilled to a true vertical depth of 10,750 feet and completed in the fourth quarter of 2004. A second well has been drilled, logged productive and tested during the first quarter of 2005 and is awaiting facilities and pipeline tie-in.

Branville Bay Field, Plaquemines Parish – Louisiana

GEM has a non-operated working interest of 12.5% in this area. The initial well was drilled to a total depth of 7,400 feet in the fourth quarter of 2004. The well was completed in the two logged productive sands, and production began in February 2005. A second well has been proposed and approved to a total depth of 8,000 feet and is expected to spud when a rig becomes available in the second quarter of 2005.

Point-a-la-Hache Field, Plaquemines Parish – Louisiana

The initial well, State Lease 18077 #1, was drilled to a true vertical depth of 10,300 feet in mid December 2004. The well was logged productive, completed and tested in the lower sand of two sands that both logged productive. First production is expected in the second quarter of 2005. GEM maintains a 25% operated working interest in the area.

Allen Ranch Field, Colorado County – Texas

The initial well, the Hancock Gas Unit #1, was drilled to a measured depth of 16,983 feet in late January 2005. The well was logged productive in four sands, and is in the process of completing, perforating, and hydraulic fracturing. GEM owns an 11.25% non-operated working interest in the area. First production is planned for May 2005.

Southeast Nada Field, Colorado County – Texas

GEM has a 17% non-operated working interest in this area. The initial well, the Popp et al #1, was drilled to a measured depth of 10,030 feet in late March 2005. The well was logged productive in two sands, and is in the process of completing, and subsequent flow testing. First production is expected in the second quarter of 2005.

Coalbed Methane Prospects – Indiana and Ohio

GEM has entered into two significant Exploration and Development Agreements in Indiana and Ohio. Each prospect provides for an area of mutual interest of approximately 400,000 acres. The agreements provide for a phased delineation, pilot and development program, with corresponding staged expenditures. A contracted third party with a long track record in successful Coalbed Methane development provides expert advice for these projects. See Note 2 to Notes to Consolidated Condensed Financial Statements for further discussion.

GLOBAL’S OPERATIONS:

In April 2005, Global entered into a new crude oil sales contract with Petrobras Colombia Limited, a subsidiary of Petrobras, the state oil company of Brazil, with an effective date of May 1, 2005. The new non-exclusive contract offers Global much improved terms through a reduced quality adjustment levy. Global anticipates an approximate $3.00 quality-adjustment increase in the net well-head price it receives per barrel of oil. Quality adjustment levies can fluctuate daily based upon market conditions and slight variances in production blend. The contract is for an initial one year period with an automatic renewal unless advance notice is received from either party and covers all crude oil production from Global’s Palo Blanco, Anteojos, Rio Verde, Torcaz and Bolivar fields in Colombia, net of royalties paid to the Colombian government and Ecopetrol’s portion of production from one well, the Cajaro #1.

In April 2005, Global announced that the new License Contract between Global and Perupetro S.A. (“Perupetro”), the national oil company of Peru, for the Exploration and Exploitation of Hydrocarbons in the Block 95 Area located in the Marañon Basin of Northeastern Peru had been fully executed and is now effective. Global owns a 100% working interest in the License Contract area subject only to an initial 5% royalty. The size of the ongoing royalty is to be determined by future production levels. The contract duration is approximately seven years for the initial exploration phases and 23 years for the exploitation phase. The contract assigns Global exclusive exploration and production rights to approximately 1,255,000 acres. During Phase 1 of the contract, the terms require Global to complete within 12 months, environmental impact studies and plans for the drilling of a well in the Bretaña field located in Block 95.

If Global elects to enter Phase 2 of the contract, the company must acquire approximately 4800 square kilometers of micro-magnetic geophysical data in and around the Bretaña field and elsewhere throughout Block 95. Phase 2 has a time period of 12 months. Should Global elect to enter Phase 3 it will be required to drill one exploratory well within 24 months. Phase 4 of the exploration period has a duration of 12 months and requires the acquisition of 75 square kilometers of 3 dimensional seismic, while Phases 5 and 6 both have a duration of 12 months and require the drilling of one exploratory well per phase. Global currently expects to drill its first well under this License Contract in the identified Bretaña field in late 2006 or early 2007 and follow this with an exploratory well elsewhere in the License Contract area in late 2008.

In September 2004, Global signed an Exploration and Production Contract with the National Hydrocarbons Agency of the Republic of Colombia for the Rio Verde area located in the central Llanos region. The contract assigns Global exclusive exploration and production rights to 75,000 acres located approximately 40 kilometers north of Global’s Palo Blanco complex. During Phase 1 of the contract, Global was required to equip for production two existing wells, the Tilodiran #1and Macaranes #1, that were drilled in 1986 and 1993 and tested productive. In late 2004, Global successfully recompleted and equipped for production the Tilodiran #1. In January 2005, Global successfully re-completed and commenced production from the Macarenas #1 well. Global owns a 100% working interest in the Macarenas #1 well. Global currently produces from two wells on the Rio Verde Contract and intends to explore opportunities for additional development around these two wells in the medium-term.

In March 2005, Global completed the successful workover and the re-commencement of production from the Canacabare #1 well located in the Anteojos field within its Alcaravan Association Contract in Colombia. Canacabare #1 was the first well to be brought on production in the Anteojos field, which is adjacent to the established Palo Blanco field, also within the Alcaravan Contract area. During the workover, Global added the Middle Carbonera C-7 formation and tested the two producing zones of Canacabare #1. Canacabare #1 had been off-production since April 2004, at which time the production rate was averaging 100 bopd.

CAPITAL STRUCTURE

Effect of Convertible Debt and Equity Instruments on Dilution

As of March 31, 2005, we had total cash of $19 million and working capital of almost $18 million. We had approximately $46 million in shareholders’ equity at March 31, 2005.

At May 10, 2005, if our outstanding convertible debt and equity instruments were exercised and/or converted, we would issue the following amount of our common stock:

	Conversion / Exercise Price (a)	Common Stock
4.25 % Convertible Notes	$1.25	2,666,666
5% Convertible Notes	$0.52	10,086,538
Series J Preferred	$0.85	5,882,353
Series M Preferred	$0.59	8,474,576
Series G1 Preferred	$12.50	111,400
Series G2 Preferred	$3.00	66,667
Series G4 Preferred	$2.00	3,875,850
Series L Common Stock Warrants	$0.67	3,712,049
Series M Warrants	$0.57	4,385,965

Common Stock Potentially Issued Upon Conversion / Exercise		39,262,064

(a)	Certain conversion and exercise prices are subject to adjustment under certain circumstances

Global Warrants Held by Global’s Minority Interest Owners

In 2002, we received the proceeds of a 10% Term Loan (the “Investor Term Loan”) in the aggregate principal amount of $5,000,000 to Lyford Investments Enterprises Ltd. (“Lyford”) in exchange for a loan of $5,000,000 cash.

As additional consideration for the Investor Term Loan, as amended, we issued to Lyford warrants (the “Lyford Warrants”) to purchase up to 7,000,000 shares of Global held by us at a price of 50 UK pence per share. In August 2002, Global issued to its minority shareholders warrants to purchase up to 505,467 shares of Global stock at 60 UK pence per share (the “Minority Shareholder Warrants”). The Lyford Warrants expire in October 2005, and the Minority Shareholder Warrants expire in August 2005. Global’s shares are traded on the Alternative Investment Market of the London Stock Exchange (“AIM”). Under generally accepted accounting principles in the United States (“US GAAP”), we are required to record the Minority Shareholder Warrants and the Lyford Warrants (collectively referred to as “Global Warrants held by Outside Parties”) as derivatives in accordance with the Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 133 requires us to record the estimated fair value of the warrants as a liability at issuance and to adjust the liability to estimated fair value each period with any changes in value reflected in earnings. The fair value of the Global Warrants held by Outside Parties was calculated by a third party firm, using the Black-Scholes pricing model, based primarily on the underlying market price of Global’s common stock.

During the period ended March 31, 2005, there was a 19% increase in Global’s common share price from approximately 153 UK pence at December 31, 2004 to approximately 181 UK pence at March 31, 2005. During the period ended March 31, 2005, we recorded an unrealized loss of $3.8 million relating to the increase in value of the Global Warrants held by Outside Parties. As of March 31, 2005, the fair value of the Global warrant liability was estimated to be approximately $18.6 million. In 2005, we could recognize additional losses if Global’s share price increases and possible gains if Global’s share price decreases. Our earnings could continue to fluctuate by material amounts until the warrants expire in August and October 2005.

We anticipate that the Global Warrants held by Outside Parties will be exercised prior to expiration which will dilute our ownership in Global but will not require a cash outlay from us to settle the $18.6 million Global Warrant Liability that is reflected on our Consolidated Condensed Balance Sheet at March 31, 2005.

Global Warrants held by Harken

As part of Global’s August 2002 issuance of warrants to its shareholders, Global issued to us warrants to purchase 6,487,481 shares of Global’s stock at 60 UK pence per share. Since Global is a consolidated subsidiary, this warrant issuance is not reflected in our Consolidated Condensed Financial Statements. The estimated fair value of these warrants at March 31, 2005 was approximately $14 million, as calculated by a third party firm. These warrants expire in August 2005. We anticipate exercising these warrants prior to expiration which would require a cash outlay from us to Global of approximately 3.8 million UK pounds sterling (or approximately $7 million using the March 31, 2005 exchange rate).

Global Share Options

In addition to the Global warrants described above, certain employees and directors of Global hold options to purchase 3,918,000 shares of Global’s common stock at March 31, 2005. During the third quarter of 2004, the board of directors of Global amended the Global share option plan to allow for the cashless exercise of options granted to employees under the plan. In accordance with Accounting Principles Board Opinion No 25, Accounting for Stock Issued to Employees, as interpreted by Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the modification resulted in variable plan accounting for the Global share option plan. Accordingly, since the Global share price is greater than the option exercise price, variable plan accounting requires compensation expense (or benefit) to be recognized for changes in Global’s share price for all options outstanding under the plan. Unrecognized compensation costs relating to the unvested options are recorded over the remaining vesting period.

During the first quarter 2005, Global recorded share-based compensation expense of approximately $2.0 million attributable to the remaining options which vested during the period and to the increase in the Global share price during the period from December 31, 2004 to March 31, 2005.

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

Sale of Global Common Shares

During the period ended March 31, 2005, we sold certain of our common shares in Global in the market place for cash consideration of approximately $63,000, which reduced our ownership by .09% to 85.06% at March 31, 2005.

In April 2005, we sold additional of our common shares of Global in the market place for cash consideration of approximately $235,000. Also in April 2005, we negotiated and closed two additional separate sales of our common shares of Global to two institutional investors for total cash consideration of approximately $12.2 million. These two sales of our shares of Global were conducted through private sales at market price. As a result of these April 2005 transactions, our ownership percentage in Global decreased from 85.06% at March 31, 2005 to 70.24% as of May 10, 2005.

Potential Change in Our Ownership of Global

As of May 10, 2005, we owned 70.24% of Global’s common stock. Our ownership in Global may be reduced if the warrants and options described above are exercised. As of May 10, 2005, the following Global warrants and options were outstanding:

Lyford Warrants (50 UK pence)	7,000,000	(a)
Minority-Shareholder Warrants (60 UK pence)	476,295	(a)
Global Warrants held by Harken (60 UK pence)	6,487,481	(b)
Global employee stock options (50 UK pence)	3,078,000	(c)
Global employee stock options (54 UK pence)	60,000	(c)
Global employee stock options (151 UK pence)	780,000	(c)

(a)	At March 31, 2005, these warrants were recorded as a liability of $18.7 million in the Consolidated Condensed Balance Sheet.
(b)	Since Global is a consolidated subsidiary, the warrant issuance is not reflected in the consolidated financial statements. The estimated fair market value of these warrants at March 31, 2005 was approximately $15 million, as calculated by a third-party firm.
(c)	As of March 31, 2005, these options were recorded as a liability of $7.8 million in the Consolidated Condensed Balance Sheet.

If all Global warrants and stock options were exercised, including warrants held by Harken, as of May 10, 2005, our fully-diluted ownership of Global’s issued and outstanding ordinary common shares could decrease from 70.24% to approximately 49%.

Significant Ownership of our Stock

As of May 10, 2005, Lyford beneficially owned approximately 30% of the combined voting power of our common stock. Lyford is in a position to exercise significant influence over the election of our board of directors and other matters.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

Our consolidated financial statements have been prepared in accordance with US GAAP which requires us to use estimates and make assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Our estimates and assumptions are based on historical experience, industry conditions and various other factors which we believe are reasonable. Actual results could vary significantly from our estimates and assumptions as additional information becomes known. The more significant critical accounting estimates and assumptions are:

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

Derivative Instruments— We are exposed to risk from fluctuations in crude oil and natural gas prices. To reduce the impact of this risk in earnings and to increase the predictability of our cash flow, from time to time we enter into certain derivative contracts, primarily option floors for a portion of our North American oil and gas operations. As required by SFAS 133, we are required to record all derivative contracts at fair value on our balance sheet. Changes in fair value are required to be recorded in income or income and other comprehensive income, depending on the hedging designation and the hedge effectiveness. Our estimates of fair value are based on market quotes from third parties. While the fair values of our derivatives have fluctuated significantly, our estimates of fair value have historically been consistent with the settlement amounts.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On September 28, 2004, the Securities and Exchange Commission, (the “SEC”) released Staff Accounting Bulletin 106 (“SAB 106”) regarding the application of SFAS 143, “Accounting for Asset Retirement Obligations (“AROs”),” by oil and gas producing companies following the full cost accounting method. Pursuant to SAB 106, oil and gas producing companies that have adopted SFAS 143 should exclude the future cash outflows associated with settling AROs (ARO liabilities) from the computation of the present value of estimated future net revenues for the purposes of the full cost ceiling calculation. In addition, estimated dismantlement and abandonment costs, net of estimated salvage values, that have been capitalized (ARO assets) should be included in the amortization base for computing depreciation, depletion and amortization expense. SAB 106 is effective prospectively as of the beginning of the first fiscal quarter beginning after October 4, 2004. We adopted SAB 106 in the fourth quarter of 2004. SAB 106 had no impact on our consolidated condensed financial statements.

On December 16, 2004, the FASB issued Statement 123 (revised 2004), “Share-Based Payment” that will require compensation costs related to share-based payment transactions (e.g., issuance of stock options and restricted stock) to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123 (R), as amended by SEC release 34-51558, is effective for the first annual reporting period beginning June 15, 2005 and is applicable only to new awards or awards that have been modified, repurchased or cancelled after the effective date. We are currently evaluating the impact this new standard will have on the Company.

On March 29, 2005, the SEC released Staff Accounting Bulletin 107 (“SAB 107”) providing additional guidance in applying the provisions of SFAS 123(R), “Share-Based Payment.” SAB 107 should be applied when adopting SFAS 123(R) and addresses a wide range of issues, focusing on valuation methodologies and the selection of assumptions. In addition, SAB 107 addresses the interaction of SFAS 123(R) with existing SEC guidance.

On December 16, 2004, the FASB issued Statement 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29, to clarify the accounting for nonmonetary exchanges of similar productive assets. SFAS 153 provides a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement will be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not have any nonmonetary transactions for any period presented that this Statement would apply.

On March 3, 2005, the FASB issued FASB Staff Position (“FSP”) FASB Interpretation No. (“FIN”) 46(R)-5, “Implicit Variable Interest Under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities.” FSP FIN 46(R)-5 addresses whether a reporting enterprise has an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist and covers issues that commonly arise in leasing arrangements among related parties, as well as other type of arrangements among related parties and unrelated parties. This FSP is effective for the first reporting period after March 3, 2005 and its adoption is not expected to have a material effect on our financial statements.

On March 30, 2005, FASB issued FASB FIN 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 is not expected to have a material impact on our financial statements.

RESULTS OF OPERATIONS

For the purposes of discussion and analysis, we present a summary of our consolidated condensed results of operations followed by a more detailed discussion and analysis of our segments.

Consolidated Condensed Statement of Operations Comparisons

Net income / (loss) and per-share amounts for each of the periods ended March 31, 2004 and 2005, were as follows:

	Three Months Ended March 31,
(Thousands of dollars, except per-share amounts)	2004	2005
	(unaudited)
Net income / (loss)	$1,511	$(6,216)
Net income / (loss) attributed to common stock	$3,409	$(6,610)
Net income / (loss) per share -
Basic	$.02	$(.03)
Diluted	$.02	$(.03)

The primary components or our (1) net income for the period ended March 31, 2004 compared to the net loss for the period ended March 31, 2005 are outlined in the table below:

Favorable (Unfavorable) Variance
(Thousands of dollars)	First Quarter of 2005 compared to First Quarter of 2004
GEM operating profit (1)	$724
Global operating profit (2)	(139)
IBA operating loss (3)	(114)
General and administrative expenses, net	(1,093)
Depreciation and amortization	34
Share-based compensation	(2,020)
Increase in Global warrant liability	(3,746)
Accretion expense	10
Interest expense and other, net	(393)
Gains from extinguishments of debt	(325)
Gain on investment	(990)
Income tax expense	(114)
Other	439

(7,727)

(1)	GEM’s operating profit is calculated as oil and gas revenues less oil and gas operating expenses.
(2)	Global’s operating profit is calculated as oil revenues less operating expenses, before reduction for minority interest.
(3)	IBA’s operating loss reflects net trading losses and expenses. IBA’s operating loss for the period ended March 31, 2005 is classified in Other Income in the Consolidated Condensed Statement of Operations.

GEM Operating Profit, Global Operating Profit and IBA Operating Profit

The following is our discussion and analysis of certain significant factors which have affected our earnings and balance sheet during the periods included in the accompanying consolidated condensed financial statements.

	Three Months Ended March 31,
	2004	2005
	(unaudited)
Operating Revenues

GEM Exploration and Production Operations
Gas sales revenues	$2,156,000	$2,646,000
Gas volumes in mcf	411,000	396,000
Gas price per mcf	$5.25	$6.68
Oil sales revenues	$1,760,000	$2,189,000
Oil volumes in barrels	51,000	46,000
Oil price per barrel	$34.51	$47.59

Global Exploration and Production Operations

Oil sales revenues	$2,527,000	$2,522,000
Oil volumes in barrels	97,000	78,000
Oil price per barrel	$25.98	$32.33

Other Revenues, net
Interest income	$19,000	$90,000
Other income	$31,000	$14,000
IBA Trading Losses	$—	$(114,000)

For the quarter ended March 31, 2005 compared with the corresponding prior period.

GEM Operating Results:

GEM’s oil and gas revenues during the first quarter of 2005 relate to the operations in the onshore and offshore areas of the Texas and Louisiana Gulf Coast. During the first quarter of 2005, GEM’s oil and gas revenues increased 23.5% to approximately $4.8 million compared to $3.9 for the prior year period primarily due to an increase in average oil and gas commodity prices received as compared to the prior year period. Mitigating the increase in revenues was a 6.3% decrease in sales and production volumes in the first quarter of 2005 as compared to the prior year period due to accelerated declines in certain field productivity in the Raymondville field.

GEM’s gas revenues increased 23% to approximately $2.6 million during the first quarter 2005 compared to approximately $2.2 million for the first quarter 2004 due to GEM receiving an overall average price of $6.68 per Mcf of gas during first quarter 2005 compared to $5.25 per Mcf received during first quarter 2004. Mitigating the gas revenue increase, gas production decreased 3.7%, affected principally by a 40% reduction in production associated with GEM’s interests in the Raymondville field. Despite an active recompletion campaign at Raymondville, field production peaked in 2004 and is expected to continue to decline. This production decline from the Raymondville field was largely offset by GEM’s new production from wells drilled under GEM’s capital expenditure plan.

GEM’s oil revenues increased 24.4% to approximately $2.2 million during the first quarter 2005 compared to approximately $1.8 million during the first quarter 2004 due to an increase in oil prices received during the three months ended March 31, 2005 which averaged $47.59 per barrel compared to $34.51 per barrel in the prior year period. Mitigating the increase in oil revenues was a decline in production of 9.8% related primarily to normal production declines.

GEM’s oil and gas operating expense increased 15% to approximately $1.5 million during the first quarter of 2005 compared to approximately $1.3 million during the first quarter 2004 primarily due to demand driven price increases for oilfield services and equipment associated with increased oilfield activity.

Global Operating Results:

During the first quarter 2005 as compared to the first quarter 2004, Global has experienced relatively flat oil revenues, increased operating expenses and decreased oil volumes. Global’s revenues relate to its oil operations in Colombia, South America. Global’s first quarter 2005 revenue primarily related to production from its Bolivar, Alcaravan and Torcaz Association Contract Areas along with new production from its Rio Verde Exploration and Production Concession Contract. In 2004, Global was advised of Ecopetrol’s intent to declare the Cajaro #1 well commercial pursuant to the Alcaravan Contract terms. As of May 10, 2005, Global and Ecopetrol continue to negotiate the terms of Ecopetrol’s commerciality declaration, including the extent of the commercial area and the potential need for unitization of the Cajaro #1 commercial area and a portion of Global’s Los Hatos Contract which is adjacent to the Alcaravan Contract area. As a result, Global’s net revenue interest in the production from the Mirador discovery on the Cajaro #1 well, has been affected by Ecopetrol’s declaration of commerciality. Beginning in late 2004, Global began allocating its oil production from Cajaro #1, after royalties, 50% to Ecopetrol and 50% to Global.

Global’s oil revenues remained flat at approximately $2.5 million during first quarter 2005 as compared to the first quarter 2004. Oil sales volumes decreased 20% from approximately 97,000 net barrels during the first quarter 2004 to approximately 78,000 net barrels during the period ended March 31, 2005. Lower oil sales volumes were a result of the 2004 commerciality declaration from Ecopetrol of Cajaro #1 resulting in a lower working interest, coupled with a 13,000 net barrel reduction in sales volumes for the Cajaro #1 for the first quarter of 2005 when compared with the first quarter of 2004. In addition, the Torcaz field volumes declined 3,000 net barrels, and the Olivo #1 dropped by 5,000 net barrels as compared to the prior year period. Although Global’s average oil commodity prices increased 20% to $32.33 during the first quarter 2005 compared to $25.98 during first quarter 2004, Global experienced increased quality adjusted penalties from Ecopetrol during the first quarter 2005 as compared to the prior year period. These penalties were up to $4.00 per barrel.

Global’s operating expenses have increased 23% from approximately $595,000 for first quarter 2004 to approximately $729,000 for first quarter 2005 primarily due to equipment rentals and diesel fuel costs for wells that came on production in the first quarter of 2005. These wells include the Tilodiran, the Macarenas, and the Estero #4 and Estero #5 wells. Diesel fuel has risen with the increase in price of crude oil.

In April 2005, Global announced that it entered into a new crude oil sales contract with Petrobras Colombia Limited, a subsidiary of Petrobras, the state oil company of Brazil, with an effective date of May 1, 2005. The new non-exclusive contract offers Global improved sales terms through a reduced quality adjustment levy, and Global anticipates an approximate $3.00 quality-adjustment increase in the net well-head price Global receives per barrel. Quality adjustment levies can fluctuate daily based upon market conditions and slight variances in production blend. The contract is for an initial one year period with an automatic renewal unless advance notice is received from either party and covers all crude oil production from Global’s Palo Blanco, Anteojos, Rio Verde, Torcaz and Bolivar fields in Colombia, net of royalties paid to the Colombian government and Ecopetrol’s portion of production from one well, the Cajaro #1.

IBA Operating Results:

IBA began trading natural gas contracts in the United States during late 2004 and continued its trading activities during the first quarter 2005. IBA incurred net trading losses of approximately $77,000 for the period ended March 31, 2005. Also during first quarter 2005, IBA incurred $37,000 of trading expenses associated with the mark to market of its outstanding derivative contracts as of March 31, 2005. IBA’s net operating losses for the period ended March 31, 2005 are classified in Other Income in the Consolidated Condensed Statement of Operations.

Interest and Other Income, net

Interest income increased primarily to increased cash balances in the first quarter of 2005 compared to the first quarter of 2004. Overall, Interest and Other Income, net decreased in the first quarter 2005 as compared to the prior year period due to IBA’s net operating losses as described above.

Other Costs and Expenses

General and administrative expenses increased to $2.6 million during first quarter 2005 as compared to $1.6 million for first quarter 2004 due primarily to the consolidation of IBA in 2005. IBA’s general and administrative expenses for the three months ended March 31, 2005 totaled approximately $750,000. Additional public company regulatory costs associated with Sarbanes-Oxley Act compliance efforts also contributed to the increased general and administrative costs in first quarter 2005 as compared to the prior year period.

Depreciation and amortization expense decreased slightly during first quarter 2005 compared to first quarter 2004 primarily due to lower production volumes coupled with increased depreciation and amortization rates for both GEM and Global due to higher anticipated future development costs. Increased industry drilling activity has increased anticipated rig and other drilling costs. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

Interest expense and other increased 317% during the first quarter of 2005 compared to the prior year period. During the first quarter of 2005, IBA expensed a foreign currency loss of approximately $173,000 associated with certain of its cash balances held in Euros and Hungarian Forints. Because all material transaction in IBA’s operations are denominated in U.S. dollars, the U.S dollar is the functional currency for IBA’s operations. During the first quarter 2005, Global recorded a foreign currency gain of approximately $54,000. Also during the first quarter 2005, GEM recorded $32,000 of expense associated with the mark to market of its outstanding natural gas option floor contract and its crude oil option floor contract. In comparison, GEM recorded a gain of approximately $184,000 in the first quarter 2004 since the liability associated with its 2004 natural gas collar contract had decreased during that period.

Gains from Extinguishments of Debt

During the first quarter 2004, we repaid the principal amount of the Senior Secured Notes, at a discount equal to approximately 18%, plus accrued and unpaid interest, with cash and recorded a gain on extinguishments of the notes of approximately $325,000 in January 2004 in the Consolidated Condensed Statement of Operations. No gains from extinguishments of debt were recorded during the quarter ended March 31, 2005.

Gain on Investment

In first quarter 2004, we sold all of our available for sale investment of 1,232,742 ordinary shares of New Opportunities Investment Trust (“NOIT”) on the Alternative Investment Market of the London Stock Exchange for cash proceeds of approximately $1.6 million and recorded a realized gain on sale of equity investment of approximately $1.0 million in our Consolidated Condensed Statement of Operations for the three months ended March 31, 2004. No gains on investments were recorded during the quarter ended March 31, 2005.

Share-Based Compensation Expense

During the first quarter 2005, Global recorded share-based compensation expense of approximately $2.0 million attributable to the remaining options which vested during the period and to the increase in the Global share price during the period from December 31, 2004 to March 31, 2005.

As of March 31, 2005, the Global share option plan has approximately 3.9 million options outstanding. Under variable plan accounting, if the Global share price is greater than the exercise price, Global is required to record additional compensation expense for the Global share options outstanding in an amount equal to the increase in share price of Global shares. Conversely, a compensation benefit is required to be recorded for decreases in Global’s share price. This could result in significant volatility of our earnings in the future.

Global Warrant Liability

We engaged a third party firm to determine the fair value of the Global Warrants held by Outside Parties, which is based in part, on the underlying share price of Global’s common stock. During the first quarter 2005, Global’s common share price increased from approximately 153 UK pence at December 31, 2004 to approximately 181 UK pence at March 31, 2005. As of March 31, 2005, the fair value of the Global warrant liability was estimated to be approximately $18.6 million, and we recognized a loss in the period ended March 31, 2005 of $3.8 million for the increase in the fair value of the Global Warrants held by Outside Parties. As noted earlier, our earnings could continue to fluctuate by material amounts until the warrants expire in August and October 2005. We anticipate that the Global Warrants held by Outside Parties will be exercised prior to their expiration, which will dilute our ownership in Global.

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

Accruals of dividends related to preferred stock for the three month periods ended March 31, 2004 and 2005 are as follows:

	Three Months Ended March 31,
	2004	2005
Series G1	$594,000	$28,000
Series G2	109,000	5,000
Series G3	63,000	—
Series G4	—	155,000
Series J	—	63,000
Series L	—	3,000
Series M	—	50,000

Total	$766,000	$304,000

Payment of Preferred Stock Dividends

During the first quarter 2005, as a result of a registration rights default under the terms of the Series M Preferred, we recorded a one-time adjustment to the conversion price of the Series M Preferred from $0.60 to $0.59. We recorded the adjustment totaling $90,000 as a Payment of Preferred Stock Dividends as an increase to Net Loss to arrive at Net Loss Attributable to Common Shareholders in the Consolidated Condensed Statement of Operations for the period ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

(Thousands of dollars)	December 31, 2004	March 31, 2005
		(unaudited)
Current ratio	2.54 to 1	2.77 to 1
Working capital	$21,845	$17,718
Total debt	$8,578	$8,578
Total cash less debt	$20,054	$10,755
Stockholders’ equity	$51,102	$45,592
Total debt to equity	0.17 to 1	0.19 to 1

Working capital is the difference between current assets and current liabilities.

In 2005, our Board of Directors approved the 2005 capital expenditure budget totaling approximately

$34 million for GEM and Global, representing an 89% increase from our 2004 capital expenditure budget. We anticipate funding the 2005 capital expenditures programs from cash on hand and internally generated cash flow from operations. We may continue to seek to raise additional financing through the issuance of debt, equity and convertible debt instruments, and/or the sale of shares in our subsidiaries, if needed, for utilization for acquisition and development opportunities as they arise. Such additional financing may also include debt obligations, common stock or preferred stock issued by one or more of our subsidiaries.

Cash Flows from Operations

Net cash flow from operating activities in the first three months of 2005 was a negative $3.4 million, as compared to a negative $2.7 million in first quarter 2004, primarily as a result of changes in working capital items related to primarily liabilities accrued at year-end 2004 and paid in the first three months of 2005. Our consolidated cash on hand at March 31, 2005 totaled approximately $19 million.

Net cash used in financing activities during first quarter 2005 totaled approximately $101,000 and consisted primarily of the payment of preferred dividends for our Series J Preferred. Net cash used in investing activities during first quarter 2005 totaled approximately $5.8 million and was primarily comprised of approximately $5.8 million in capital expenditures offset by approximately $63,000 received for the sale of certain of our common shares of Global. Global’s international capital expenditures for first quarter 2005 totaled approximately $3.5 million. GEM’s capital expenditures for first quarter 2005 totaled approximately $2.3 million.

Obligations and Commitments

GEM Capital Commitments – GEM’s 2005 capital expenditure budget includes efforts to increase its oil and gas reserves through acquisition, exploitation and development drilling activities. GEM continued its recompletion and drilling program during the first quarter of 2005. In addition, during the first quarter of 2005, GEM executed two exploration and development agreements related to two coalbed methane projects in Indiana and Ohio. Each prospect provides for an area of mutual interest of approximately 400,000 acres. The agreements provide for a phased delineation, pilot and development program, with corresponding staged expenditures. We anticipate GEM capital expenditures will total approximately $16 million during 2005, including approximately $5.7 million associated with coalbed methane projects. The balance of GEM’s 2005 capital expenditures are expected to focus on the onshore and offshore Gulf Coast regions of Texas and Louisiana. With the increased demand for oilfield services and equipment currently being experienced by GEM, the timing and cost of such activities may be expected to affect our participation in drilling activities in 2005. GEM’s planned North American capital expenditures for 2005 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in GEM losing certain prospect acreage or reducing its interest in future development projects.

Global Capital Commitments – Global anticipates its international capital expenditures during 2005 will total approximately $18 million to develop its crude oil assets in Middle America. The majority of Global’s 2005 capital expenditure plans are targeted for its Colombian operations in the Palo Blanco Field, Bolivar Field and the Rio Verde Field under its existing Association and Exploration and Production Contracts in Colombia. Approximately $1 million is budgeted for other seismic and exploration costs in Peru, Panama and Colombia. Approximately $4.9 million of Global’s planned capital expenditures result from commitments under the terms of certain of the Association and Exploration and Production Contracts entered into between Global’s subsidiary Harken de Colombia, Ltd. and Ecopetrol or the National Hydrocarbons Agency of the

Republic of Colombia. These contracts required Global to perform certain activities in Colombia in accordance with a prescribed timetable. As of May 10, 2005, Global was in compliance with the requirements of each of the Association and Exploration and Production Contracts. Global’s discretionary capital expenditures will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Global losing certain prospect acreage or reducing its interest in future development projects.

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

Pursuant to the terms of the 4.25% Convertible Notes, we are required to maintain unencumbered assets such that the ratio of (1) the fair market value of the unencumbered assets to (2) the outstanding principal amount of the 4.25% Convertible Notes, is equal to or greater than 1.5 to 1.0. At March 31, 2005, we were in compliance with the asset coverage ratio under the 4.25% Convertible Notes.

At March 31, 2005, based on the scheduled principal installments, approximately $1.7 million of the 4.25% Convertible Notes is classified as current debt in the Consolidated Condensed Balance Sheet.

5% Senior Convertible Notes — In August 2004, we issued to qualified investors $5,245,000 aggregate principal amount of our 5% Senior Convertible Notes due June 30, 2009 (the “5% Notes”) in exchange for $5,245,000 in cash. The 5% Notes are convertible into shares of our common stock at a conversion price of $0.52 per share, subject to adjustments in certain circumstances. The 5% Notes bear interest at the rate of 5% per annum. Interest is payable semi-annually in arrears on December 31 and June 30. Upon registration with the SEC of the shares of Harken’s common stock into which the 5% Notes are convertible, the holders of the

5% notes may exercise their rights to convert the 5% Notes. The Notes may be converted in whole or in part, at our option, after the effective date of the registration statement, if at any time following such effective date the average market price of our common stock over any 20 consecutive business day period equals or exceeds 125% of the conversion price ($0.65 per share). The outstanding principal balance of the Notes becomes due and payable in full on June 30, 2009 in cash or, at our option, in shares of our common stock equal to 110% of the principal amount of the 5% Notes divided by the 20-day average market price of our common shares immediately preceding the date of notice of redemption.

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

We recognize the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. At March 31, 2005, our asset retirement obligation liability was approximately $6 million.

We are currently involved in various lawsuits and other contingencies, which in our opinion, will not result in a material adverse effect upon our financial condition or operations taken as a whole.

In addition to the above commitments, during 2005 and afterward, government authorities under GEM’s Louisiana state leases and operators under other North American operators may also request GEM to participate in the cost of drilling additional exploratory and development wells. We may fund these future domestic expenditures at our discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on factors out of our control, such as the timing of the request, the depth of the wells and the location of the property. Our discretionary capital expenditures for 2005 will be curtailed if we do not have sufficient funds available. If we do not have sufficient funds or otherwise chooses not to participate, we may experience a delay of future cash flows from proved undeveloped oil and gas reserves. Such expenditure curtailments could also result in us losing certain prospect acreage or reducing our interest in future development projects. As of March 31, 2005, we had no material purchase obligations.

Off-Balance Sheet Arrangements - As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2005, we were not involved in any unconsolidated SPE transactions.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings with the Securities and Exchange Commission (SEC) are recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

On March 16, 2005, immediately after completion of the audit and filing of the Annual Report on Form 10-K, the Company was advised by its independent registered public accounting firm, Hein & Associates LLP (“Hein”), of the discovery of an error in the 2004 financial statements relating to the July 2004 modification of the share option plan by the board of directors of Global. Harken, after consultation with the audit committee of the board of directors, determined that the error was material and required restatement of the previously issued Annual Report on Form 10-K for the year ended December 31, 2004 and selected quarterly financial information for the quarter ended September 30, 2004.

Based on its evaluation as of December 31, 2004, management concluded that, because its consolidated financial statements required restatement as a result of the discovery of an error in the 2004 financial statements relating to the July 2004 modification of the share option plan by the board of directors of the Company’s subsidiary, Global, a material weakness existed in the Company’s internal control over financial reporting as of December 31, 2004.

Also based on the Company’s assessment, the Company identified significant deficiencies in the Company’s internal control over financial reporting that could have resulted in errors in the accounting and/or the disclosures associated with:

1.	Accounting for the Company’s initial investment in IBA and a subsequent derivative contract of IBA, and

2.	Income tax disclosures

The Company concluded that, in the aggregate, these significant deficiencies, along with the previous restatement associated with Global’s July 2004 modification of its share option plan as described above, constituted a material weakness in internal control over financial reporting as of December 31, 2004 which was associated with the Company’s level of complex transactions and the lack of adequate accounting personnel to ensure ongoing compliance with relevant accounting and financial reporting requirements. A material weakness is a significant deficiency, as defined in Public Company Accounting Oversight Board Audit Standard No. 2 or a combination of significant deficiencies, that results in more than a remote likelihood that material misstatements of the Company’s annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions.

During the quarter ended March 31, 2005, the Company hired additional experienced accounting personnel, specifically the Global Controller, the Global Assistant Controller and the GEM Vice President – Finance and Chief Financial Officer, as part of our efforts to remediate the material weakness that existed in the Company’s internal control over financial reporting. We are continuing to evaluate our need for additional experienced accounting personnel to ensure that we have appropriate staffing in our financial reporting function with qualifications for evaluating ongoing compliance with relevant accounting and financial reporting requirements.

Other than as described herein, there have been no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005.

PART II – OTHER INFORMATION

Item 6. Exhibits

EXHIBIT INDEX

Exhibit
3.1	Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.1 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.2	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.2 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.3	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.3 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.4	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.4 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.5	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.5 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.6	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.6 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.7	Amended and Restated Bylaws of Harken Energy Corporation (filed as Exhibit 3.7 to Harken’s Annual Report on Form 10-K for fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

*31.1	Certificate of the Chief Executive Officer of Harken Energy Corporation pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (“S.O. Act”)

*31.2	Certificate of the Chief Financial Officer of Harken Energy Corporation pursuant to section 302 of the S.O. Act

*32.1	Certificate of the Chief Executive Officer of Harken Energy Corporation pursuant to section 906 of the S.O. Act

*32.2	Certificate of the Chief Financial Officer of Harken Energy Corporation pursuant to section 906 of the S.O. Act

*	Filed herewith

HARKEN ENERGY CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harken Energy Corporation
(Registrant)

Date: May 10, 2005	By:	/s/ Anna M. Williams
Vice President-Finance and
Chief Financial Officer