Form 10-Q/A
period 2004-09-30
HARKEN ENERGY CORP
filed 2005-06-23
CIK 313478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

Harken Energy Corporation filed its original Quarterly Report on Form 10-Q for the period ended September 30, 2004 (“Original 10-Q”) with the Securities and Exchange Commission (“SEC”) on November 5, 2004. This Amendment No. 1 to the Quarterly Report on Form 10-Q/A is filed in order for Harken Energy Corporation to report its consolidated condensed financial statements for the period ended September 30, 2004 which have been restated to correctly account for the July 2004 modification of the employee share option plan of Global Energy Development PLC (“Global”), Harken’s less than wholly-owned subsidiary. Immediately after completion of the audit and filing of the 2004 Annual Report on Form 10-K, an error was discovered by Harken’s independent registered public accounting firm in the accounting treatment of the modification of Global’s share option plan.

The financial statements for the three months and nine months ended September 30, 2004 have been restated to correct the accounting for the modification of the Global share option plan. No other periods were affected by the restatement. The following items have been amended as a result of the restatement:

Part I - Item 1 - Condensed Financial Statements

Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I - Item 4 - Controls and Procedures

Part II - Item 6 - Exhibits

This Amendment No. 1 does not otherwise alter the disclosures set forth in the Original 10-Q, and this amendment does not reflect events occurring after the filing of the Original 10-Q filed on November 5, 2004, or modify or update disclosures presented therein, except as discussed above. This Amendment No. 1 is effective for all purposes as of the date of the Original 10-Q.

HARKEN ENERGY CORPORATION

INDEX TO QUARTERLY REPORT

September 30, 2004

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2003	September 30, 2004
	(audited)	(unaudited)
		(restated)
Assets
Current Assets:
Cash and temporary investments	$12,173,000	$27,032,000
Accounts receivable, net	2,307,000	5,856,000
Prepaid expenses and other current assets	1,160,000	1,623,000
Investment in equity securities	1,209,000	—

Total current assets	16,849,000	34,511,000
Property and Equipment, net	62,834,000	63,924,000
Other Assets, net	1,329,000	1,418,000

	$81,012,000	$99,853,000

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables	$963,000	$1,177,000
Accrued liabilities and other	5,166,000	3,242,000
Revenues and royalties payable	1,166,000	1,838,000
Convertible notes payable	1,667,000	1,667,000

Total Current Liabilities	8,962,000	7,924,000
Convertible Notes Payable	3,673,000	7,745,000
Share Based Compensation Liability	—	4,147,000
Senior Secured Notes	2,020,000	—
Accrued Preferred Stock Dividends	3,239,000	996,000
Asset Retirement Obligation	6,305,000	6,504,000
Global Warrant Liability	651,000	12,012,000
Commitments and Contingencies (Note 16)
Minority Interest in Consolidated Subsidiaries	3,401,000	3,231,000
Series J Preferred Stock, $1.00 par value; $5,000,000 liquidation value; 65,000 shares authorized; 50,000 shares outstanding	—	4,675,000
Series L Preferred Stock, $1.00 par value; $5,000,000 liquidation value; 65,000 shares authorized; 50,000 shares outstanding	—	4,024,000
Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $29,537,200 liquidation value; 700,000 shares authorized; 325,312 and 295,372 shares outstanding, respectively	325,000	295,000
Series G2 Preferred Stock, $1.00 par value; $2,415,000 liquidation value; 100,000 shares authorized; 61,650 and 24,150 shares outstanding, respectively	62,000	24,000
Series G3 Preferred Stock, $1.00 par value; $0 liquidation value; 150,000 shares authorized; 76,700 and 0 shares outstanding, respectively,	77,000	—
Series G4 Preferred Stock, $1.00 par value; $7,800,000 liquidation value; 150,000 shares authorized; 77,517 shares outstanding	—	78,000
Common stock, $0.01 par value; 325,000,000 shares authorized; 185,405,471 and 206,470,362 shares issued, respectively	1,854,000	2,065,000
Additional paid-in capital	432,027,000	439,169,000
Accumulated deficit	(380,872,000)	(391,703,000)
Accumulated other comprehensive income	740,000	119,000
Treasury stock, at cost, 605,700 shares held	(1,452,000)	(1,452,000)

Total Stockholders’ Equity	52,761,000	48,595,000

	$81,012,000	$99,853,000

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
		(restated)		(restated)
Revenues:
Oil and gas operations	$6,987,000	$8,206,000	$21,032,000	$22,644,000
Interest and other income	424,000	102,000	37,000	499,000

	7,411,000	8,308,000	21,069,000	23,143,000

Costs and Expenses:
Oil and gas operating expenses	2,778,000	1,901,000	7,342,000	5,956,000
General and administrative expenses, net	1,571,000	1,853,000	6,487,000	5,500,000
Share Based Compensation Expense	—	4,167,000	—	4,167,000
Depreciation and amortization	2,299,000	2,804,000	6,496,000	8,387,000
Interest expense and other, net	607,000	201,000	3,930,000	551,000
(Gain)/loss from changes in fair value of Global warrant liability	—	(1,120,000)	—	11,361,000

	7,255,000	9,806,000	24,255,000	35,922,000

Gain from extinguishments of debt	—	—	5,282,000	325,000
Gain from sale of equity investment	—	—	—	990,000

Income/(loss) before income taxes	156,000	(1,498,000)	2,096,000	(11,464,000)
Income tax (expense)/benefit	(75,000)	(171,000)	276,000	(494,000)

Income/(loss) before cumulative effect of change in accounting principle and minority interest	81,000	(1,669,000)	2,372,000	(11,958,000)
Minority interest of subsidiaries	(65,000)	395,000	(95,000)	170,000

Income/(loss) before cumulative effect of change in accounting principle	$16,000	$(1,274,000)	$2,277,000	$(11,788,000)
Cumulative effect of change in accounting principle	—	—	(813,000)	—

Net income/(loss)	$16,000	$(1,274,000)	$1,464,000	$(11,788,000)

Accrual of dividends related to preferred stock	(822,000)	(911,000)	(2,818,000)	(2,554,000)
Exchange of preferred stock	—	—	—	337,000
Payment of preferred stock dividends	—	(565,000)	7,044,000	3,173,000

Net income/(loss) attributed to common stock	$(806,000)	$(2,750,000)	$5,690,000	$(10,832,000)

Basic income/(loss) per common share:
Net income/(loss) per common share before cumulative
effect of change in accounting principle	$(0.01)	$(0.01)	$0.07	$(0.05)
Cumulative effect of change in accounting principle	—	—	(0.01)	—

Net income/(loss) per common share	$(0.01)	$(0.01)	$0.06	$(0.05)

Weighted average common shares outstanding	134,913,094	205,765,217	93,738,732	198,424,912

Diluted income/(loss) per common share:
Net income/(loss) per common share before cumulative effect of change in accounting principle	$(0.01)	$(0.01)	$0.01	$(0.05)
Cumulative effect of change in accounting principle	—	—	(0.01)	—

Net income/(loss) per common share	$(0.01)	$(0.01)	$0.00	$(0.05)

Weighted average common shares outstanding	134,913,094	205,765,217	93,834,405	198,424,912

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Preferred Stock				Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	G1	G2	G3	G4
Balance, December 31, 2003	$325	$62	$77	$—	$1,854	$432,027	$(1,452)	$(380,872)	$740	$52,761
Conversion of convertible notes	—	—	—	—	7	311	—	—	—	318
Issuance of common stock and warrants	—	—	—	—	36	3,186	—	—	—	3,222
Conversion of preferred stock	(29)	(15)	(77)	—	163	54	—	—	—	96
Issuance of preferred stock dividends	—	—	—	—	5	460	—	3,885	—	4,350
Accrual of preferred stock dividends	—	—	—	—	—	—	—	(2,554)	—	(2,554)
Issuance of common stock warrants and unit purchase warrants	—	—	—	—	—	1,333	—	(711)	—	622
Issuance and exchange of preferred stock	(1)	(23)	—	78	—	1,856	—	337	—	2,247
Investment in preferred stock of subsidiary						(58)				(58)
Comprehensive income:
Realized holding gain on sale of equity investment	—	—	—	—	—	—	—	—	(606)
Reclass of derivative fair value into earnings	—	—	—	—	—	—	—	—	(15)
Net loss (restated)	—	—	—	—	—	—	—	(11,788)	—
Total comprehensive loss (restated)										(12,409)

Balance, September 30, 2004	$295	$24	$—	$78	$2,065	$439,169	$(1,452)	$(391,703)	$119	$48,595

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2004
		(restated)
Cash flows from operating activities:
Net income (loss)	$1,464,000	$(11,788,000)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,496,000	8,387,000
Accretion of asset retirement obligation	354,000	304,000
Share Based Compensation Expense	—	4,167,000
Amortization of issuance costs	1,104,000	100,000
Minority interest	95,000	(170,000)
Cumulative effect of change in accounting principle	813,000	—
Loss on investment	488,000	—
Gain on extinguishments of notes	(5,282,000)	(325,000)
Gain on sale of available for sale equity investment	—	(990,000)
Net loss from change in fair value of Global warrant liability	—	11,361,000
Other	(12,000)	(198,000)
Change in assets and liabilities:
Net change in operating assets and liabilities	(2,676,000)	(4,766,000)

Net cash provided by operating activities	2,844,000	6,082,000

Cash flows from investing activities:
Net proceeds from sales of assets and equity investment	934,000	1,522,000
Capital expenditures	(6,242,000)	(9,607,000)

Net cash used in investing activities	(5,308,000)	(8,085,000)

Cash flows from financing activities:
Repayments of debt and convertible notes	(11,701,000)	(2,489,000)
Proceeds from issuances of common stock, net	4,360,000	3,220,000
Proceeds from issuances of preferred stock, net	5,847,000	11,464,000
Proceeds from issuances of convertible notes, net	3,278,000	4,934,000
Payment of preferred stock dividends	—	(267,000)
Purchase of preferred stock	(53,000)	—

Net cash provided by financing activities	1,731,000	16,862,000

Net increase (decrease) in cash and temporary investments	(733,000)	14,859,000
Cash and temporary investments at beginning of period	6,377,000	12,173,000

Cash and temporary investments at end of period	$5,644,000	$27,032,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,123,000	$124,000
Income taxes	$448,000	$399,000

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2003 and 2004

(Unaudited)

(1)	BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements of Harken Energy Corporation (“Harken”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations, although Harken believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Harken, these financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 2003 and September 30, 2004 and the results of its operations and changes in its cash flows for all periods presented as of September 30, 2003 and 2004. See Note 10—Stockholders’ Equity for discussion of reporting for the payment of the preferred stock dividends. All other adjustments represent normal recurring items. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Harken’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior year amounts have been reclassified to conform with the 2004 presentation.

The Consolidated Condensed Financial Statements as of September 30, 2004 and the period then ended have been restated to give effect for variable plan accounting for the third quarter 2004 modification of the Global Energy Development PLC share option plan. See Note 17 - Restatement of Financial Statements for further discussion.

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

Comprehensive Income (Loss) – Comprehensive income (loss) includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Harken’s total comprehensive income (loss) is as follows:

	Nine Months Ended September 30,
	2003	2004
	(in thousands)	(restated)
Net income (loss)	$1,464	$(11,788)
Reclassification of derivative into earnings	—	(15)
Unrealized/(realized) gain on sale of available for sale equity investment	165	(606)

Total comprehensive income (loss)	$1,629	$(12,409)

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

A summary of Harken’s assets with required asset retirement obligations as of September 30, 2004 is as follows:

Asset Category	Asset Retirement Liability	Estimated Life
North American oil and gas producing properties	$3,514,000	2-55years
North American facilities and other property	2,387,000	12-29years
Colombian oil producing properties	603,000	4-23 years
Colombian facilities and other property	—	—

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

Private Placement of Common Stock —In March 2004, Harken issued 3.6 million shares of Harken common stock in a private placement offering to two institutional investors for a total of $3.5 million in cash, less transaction costs. In connection with this private placement common stock offering, in March 2004, Harken issued to those investors, warrants to purchase 1.75 million shares of Harken’s common stock. The warrants are exercisable, at a price of $1.056 per share, at any time prior to March 8, 2005. The warrants also contain a call option whereby at any time during the exercise period, Harken has the right to call the warrants at $0.05 per warrant provided that Harken’s market price of its common stock is equal to or greater than 125% of the exercise price for at least 15 consecutive trading days.

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

As of September 30, 2004, Harken has identified a new operating segment to reflect its investment in IBA. Harken’s financial information for each of its operating segments is as follows for the periods ended September 30, 2003 and 2004 (amounts in thousands):

	Three Months Ended September 30, 2003			Nine Months Ended September 30, 2003
	(in thousands)
	North America	Middle America	Total	North America	Middle America	Total
Operating revenues	$4,469	$2,518	$6,987	$14,727	$$6,305	$21,032
Interest and other income	404	20	424	(17)	54	37
Depreciation and amortization	1,404	895	2,299	4,286	2,210	6,496
Interest expense and other, net	586	21	607	3,888	42	3,930
Gain from extinguishments of notes	—	—	—	5,282	—	5,282
Income tax (expense) benefit	—	(75)	(75)	—	276	276
Segment income (loss) before cumulative effect of change in accounting principle	(437)	453	16	1,412	865	2,277
Segment income (loss)	(437)	453	16	799	665	1,464
Capital expenditures	1,549	957	2,506	2,298	3,944	6,242
Total assets at end of period	56,945	26,035	82,980	56,945	26,035	82,980

	Three Months Ended September 30, 2004				Nine Months Ended September 30, 2004
	(in thousands)
	North America	Middle America	IBA	Total	North America	Middle America	IBA	Total
Operating revenues	$4,658	$3,548	$—	$8,206	$13,572	$9,072	$—	$22,644
Interest and other income	64	38	—	102	432	67	—	499
Depreciation and amortization	1,877	927	—	2,804	5,675	2,712	—	8,387
Interest expense and other, net	177	24	—	201	526	25	—	551
Gain on extinguishments of notes	—	—	—	—	325	—	—	325
Gain / (loss) on change in warrant liability	1,120	—	—	1,120	(11,361)	—	—	(11,361)
Gain on sale of equity investment	—	—	—	—	990	—	—	990
Income tax expense	—	171	—	171	15	479	—	494
Segment income (loss) (restated)	905	(2,090)	(89)	(1,274)	(11,169)	(530)	(89)	(11,788)
Capital expenditures	1,973	1,429	—	3,402	5,754	3,853	—	9,607
Total assets at end of period	56,006	31,387	12,460	99,853	56,006	31,387	12,460	99,853

(15)	EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted earnings per share for the nine months ended

September 30, 2003 and 2004.

	2003			2004
(in thousands, except per share data)	Net Income Attributed to Common Stock	Weighted- Average Shares	Per-Share earnings	Net Loss Attributed to Common Stock (restated)	Weighted- Average Shares	Per-Share Loss
Basic earnings per share	$5,690	93,739	$0.06	$(10,832)	198,425	$(0.05)
Effect of dilutive securities:
5% European Notes (A)	(5,254)	95	(0.06)	—	—	—

Diluted earnings per share	$436	93,834	$0.00	$(10,832)	198,425	$(0.05)

(A)	Represents 5% European Notes extinguished during the nine months ended September 30, 2003. Gains on these transactions have been treated as a reduction to income attributed to common stock as such gains would not have occurred had these securities been converted by the holder.

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

(17)	RESTATEMENT OF FINANCIAL STATEMENTS

On March 16, 2005, immediately after completion of the audit and filing of the Annual Report on Form 10-K, Harken was advised by its independent registered public accounting firm of the discovery of an error in the 2004 financial statements. During the third quarter of 2004, the board of directors of Harken’s 85% owned subsidiary, Global, amended the Global share option plan to allow for the cashless exercise of options granted to employees under the plan. In accordance with Accounting Principles Board Opinion No 25, Accounting for Stock Issued to Employees, as interpreted by Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the modification resulted in variable plan accounting for the Global share option plan. Accordingly, Global is required to record compensation expense attributable to the vested options as of the date of the modification in an amount equal to the difference between the exercise price of the options and Global’s stock price on the date of modification. Unrecognized compensation costs relating to the unvested options are recorded over the remaining vesting period. Additionally, if the Global share price is greater than the option exercise price, variable plan accounting requires compensation expense (or benefit) to be recognized for subsequent changes in Global’s share price. The financial statements for the three and nine months ended September 30, 2004, as previously filed, treated the Global share option plan as a fixed plan and did not include accounting recognition for the modification.

The following table summarizes the impact of the restatement on Harken’s Consolidated Condensed Balance Sheet as of September 30, 2004 and the impact on the Consolidated Condensed Statement of Operations and Statement of Stockholders’ Equity for the three months and nine months then ended. This restatement of the accounting for the modification of the Global stock option plan had no effect on Harken’s oil and gas revenues, net working capital, cash flows from operations, investing or financing activities. Harken had no debt compliance covenants that were affected by the restatement. No periods were affected by the restatement.

	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
	(in thousands)
	Previously Reported	Restated	Previously Reported	Restated
Revenues:
Oil and gas operations	$8,206	$8,206	$22,644	$22,644
Interest and other income	82	102	479	499

	8,288	8,308	29,995	23,143
Costs and Expenses:
Oil and gas operating	1,901	1,901	5,956	5,956
General and administrative, net	1,853	1,853	5,500	5,500
Share-based compensation	—	4,167	—	4,167
Depreciation and amortization	2,804	2,804	8,387	8,387
Increase/ (decrease) in Global warrant liability	(1,120)	(1,120)	11,361	11,361
Accretion expense	97	97	304	304
Interest and other, net	104	104	247	247

	5,639	9,806	31,755	35,922
Gains from changes and extinguishments of debt	—	—	325	325
Gain on investment	—	—	990	990
Income / (loss) before income taxes	$2,649	$(1,498)	$(7,317)	$(11,464)
Income tax	(171)	(171)	(494)	(494)
Minority interest	(207)	395	(432)	170

Net income / (loss)	$2,271	$(1,274)	$(8,243)	$(11,788)
Net income / (loss) attributable to common stock	$795	$(2,750)	$(7,287)	$(10,832)
Basic and diluted net income (loss) per common share	0.00	(0.01)	(0.04)	(0.05)

Balance Sheet and Stockholders’ Equity Data
Total liabilities	$39,014	$42,559	$39,014	$42,559
Stockholders’ equity	$52,140	$48,595	$52,140	$48,595

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

As a result of the restatement, for the three months ended September 30, 2004, we recorded share-based compensation expense of $4.2 million, a foreign currency gain of approximately $20,000, and a reduction in minority interest of approximately $600,000 in our Consolidated Condensed Statement of Operations and a share-based compensation liability of $4.2 million in our Consolidated Condensed Balance Sheet as of September 30, 2004. For the three-month period ended September 30, 2004, net income/(loss) attributable to common shareholders decreased from a net income of $795,000 to a net loss of $2.8 million (decreasing from $0.00 per fully diluted share to ($0.01) per fully diluted share).

This restatement of the accounting for the modification of the Global stock option plan had no effect on Harken’s oil and gas revenues, net working capital or cash flow for the periods in question. No other periods were effected by the restatement.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(unaudited)		(unaudited)
Operating Revenues
Domestic Exploration and Production Operations
Gas sales revenues	$2,677,000	$2,984,000	$9,002,000	$8,279,000
Gas volumes in mcf	517,000	484,000	1,591,000	1,421,000
Gas price per mcf	$5.18	$6.17	$5.66	$5.83
Oil sales revenues	$1,792,000	$1,674,000	$5,725,000	$5,293,000
Oil volumes in barrels	61,000	40,000	188,000	140,000
Oil price per barrel	$29.38	$41.85	$30.45	$37.81
Colombian Exploration and Production Operations
Oil sales revenues	$2,518,000	$3,548,000	$6,305,000	$9,072,000
Oil volumes in barrels	117,000	100,000	289,000	300,000
Oil price per barrel	$21.52	$35.48	$21.82	$30.24
Other Revenues
Interest income	$10,000	$62,000	$35,000	$114,000
Gain / (loss) on commodity derivative contracts	$397,000	$(33,000)	$(40,000)	$270,000
Other income	$17,000	$73,000	$42,000	$115,000

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

As a result of the modification, for the three months ended September 30, 2004, we recorded share-based compensation expense of $4.2 million, a foreign currency gain of approximately $20,000, and a reduction in minority interest of approximately $602,000 in our Consolidated Condensed Statement of Operations and a share-based compensation liability of $4.2 million in our Consolidated Condensed Balance Sheet as of September 30, 2004. For the three-month period ended September 30, 2004, net income/(loss) attributable to common shareholders decreased from a net income of $795,000 to a net loss of $2.8 million (decreasing from $0.00 per fully diluted share to ($0.01) per fully diluted share).

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

Share-Based Compensation Expense

As a result of the third quarter 2004 modification to the Global share option plan, for the nine months ended September 30, 2004, we recorded share-based compensation expense of $4.2 million, a foreign currency gain of approximately $20,000, and a reduction in minority interest of approximately $602,000 in our Consolidated Condensed Statement of Operations and a share-based compensation liability of $4.2 million in our Consolidated Condensed Balance Sheet as of September 30, 2004. For the nine-month period ended September 30, 2004, net income/(loss) attributable to common shareholders increased from a net loss of $7.3 million to a net loss of $10.8 million (increasing from ($0.04) per fully diluted share to ($0.05) per fully diluted share).

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

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

(Thousands of dollars)	December 31, 2003	September 30, 2004
Current ratio	1.88 to 1	4.36 to 1
Working capital	$7,887	$26,587
Total debt	$7,360	$9,412
Total cash less debt	$4,813	$17,620
Stockholders’ equity (restated)	$52,761	$48,595
Total debt to equity (restated)	0.14 to 1	0.19 to 1

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

Completed Divestitures

Saleof Investment — In February 2004, Harken sold all of its 1,232,742 ordinary shares of NOIT on the Alternative Investment Market of the London Stock Exchange for cash proceeds of approximately $1.6 million.

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

Restatement of Previously Issued Financial Statements:

On March 16, 2005, immediately after completion of the audit and filing of the Annual Report on Form 10-K, the Company was advised by its independent registered public accounting firm, Hein & Associates LLP (“Hein”), of the discovery of an error in the 2004 financial statements relating to the July 2004 modification of the share option plan by the board of directors of the Company’s 85% owned subsidiary,

Global Energy Development PLC (“Global”). Harken, after consultation with the audit committee of the board of directors, determined that the error was material and required restatement of the previously issued Quarterly Report on Form 10-Q/A for the period ended September 34, 2004. See Note 17 to the Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q/A for a summary of the effects of the restatement of the Company’s consolidated condensed financial statements.

In conjunction with the Company’s decision to restate its financial statements and the identification of a material weakness in its internal control over financial reporting, the Company has reevaluated its disclosure controls and procedures, and the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls were not effective as of September 30, 2004.

The Company concluded that the restatement associated with Global’s July 2004 modification of its share option plan as described above, constitutes a material weakness in internal control over financial reporting as of September 30, 2004 which is associated with the Company’s level of complex transactions and the lack of adequate accounting personnel to ensure ongoing compliance with relevant accounting and financial reporting requirements. A material weakness is a significant deficiency, as defined in Public Company Accounting Oversight Board Audit Standard No.2 or a combination of significant deficiencies, that results in more than a remote likelihood that material misstatements of the Company’s interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions.

Changes in Internal Control over Financial Reporting

Other than as described herein, there have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2004 that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.	Exhibits

Exhibits

3.1	Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.1 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.2	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.2 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.3	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.3 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.4	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.4 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.5	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.5 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.6	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.6 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.7	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation dated August 4, 2004.

3.8	Amended and Restated Bylaws of Harken Energy Corporation (filed as Exhibit 3.7 to Harken’s Annual Report on Form 10-K for fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

3.9	Nominating Committee Charter of Harken Energy Corporation (previously filed).

4.1	Subscription Agreement dated as of August 19, 2004 by and between Harken Energy Corporation and Global Convertible Megatrend, with annexes thereto (filed as Exhibit 4.21 to Harken’s Current Report on Form 8-K dated August 20, 2004, File No. 1-10262, and incorporated by reference herein).

4.2	Private Placement Agreement dated as of August 19, 2004 (filed as Exhibit 4.22 to Harken’s Current Report on Form 8-K dated August 20, 2004, File No. 1-10262, and incorporated by reference herein).

4.3	5% Senior Convertible Note Due 2009 by Harken Energy Corporation payable to the Bank of New York Depository dated August 19, 2004 (filed as Exhibit 4.23 to Harken’s Current Report on Form 8-K dated August 20, 2004, File No. 1-10262, and incorporated by reference herein).

4.4	Series A Redeemable Preferred Stock Subscription Agreement by and between a wholly-owned subsidiary of Harken Energy Corporation, International Business Associates Holding Co., Ltd. and International Business Associates, Ltd. with annexes thereto (filed as Exhibit 10.1 to Harken’s Current Report Form 8-K dated September 14, 2004, File No. 1-10262, and incorporated by reference herein).

4.5	Conversion/Redemption Agreement, dated October 7, 2004 by and between Harken Energy Corporation and the holders of Harken’s Series L Cumulative Convertible Preferred Stock (filed as Exhibit 10.3 to Harken’s Current Report dated October 8, 2004, File No. 1-10262, and incorporated by reference herein).

4.6	Certificate of Designations of Series M Cumulative Convertible Preferred Stock (filed as Exhibit 4.1 to Harken’s Current Report on Form 8-K dated October 8, 2004, File No. 1-10262, and incorporated by reference herein).

4.7	Form of Warrant (filed as Exhibit 4.2 to Harken’s Current Report on Form 8-K dated October 8, 2004, File No. 1-10262, and incorporated by reference herein).

4.8	Preferred Stock Purchase Agreement, dated October 7, 2004 (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K dated October 8, 2004, File No. 1-10262, and incorporated by reference herein).

4.9	Registration Rights Agreement, dated October 7, 2004 (filed as Exhibit 10.2 to Harken’s Current Report on Form 8-K dated October 8, 2004, File No. 1-10262, and incorporated by reference herein).

10.1	International Business Associates, Ltd. Ordinary Share Purchase Warrant (filed as Exhibit 10.2 to Harken’s Current Report Form 8-K dated September 14, 2004, File No. 1-10262, and incorporated by reference herein).

10.2	Stockholders’ Agreement by and between Harken Energy Corporation’s wholly-owned subsidiary, International Business Associates Holding Co., Ltd. and International Business Associates, Ltd., John Kean, Jr. and Stanley Brownell (filed as Exhibit 10.3 to Harken’s Current Report Form 8-K dated September 14, 2004, File No. 1-10262, and incorporated by reference herein).

10.3	Rio Verde Exploration and Production Contract (English Translation) (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K dated September 16, 2004, File No. 1-10262, and incorporated by reference herein).

10.4	Los Hatos Exploration and Production Contract (English Translation) (previously filed).

*31.1	Certificate of the Chief Executive Officer of Harken Energy Corporation pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (“S-O Act”)

*31.2	Certificate of the Chief Financial Officer of Harken Energy Corporation pursuant to section 302 of the S-O Act.

*32.1	Certificate of the Chief Executive Officer, as required by Section 906 of the S-O Act.

*32.2	Certificate of the Chief Financial Officer, as required by Section 906 of the S-O Act.

*	Filed herewith

HARKEN ENERGY CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harken Energy Corporation
(Registrant)

Date: June 23, 2005	By:	/s/ Anna M. Williams
Vice President-Finance and
Chief Financial Officer