Form 10-K/A
period 2004-12-31
HARKEN ENERGY CORP
filed 2005-06-23
CIK 313478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A .  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☑No  ☐.

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

EXPLANATORY NOTE

This Amendment No. 3 to the Annual Report on Form 10-K/A is being filed for the purpose of amending the following items of the Annual Report:

(i)	Item 8 (Financial Statements and Supplementary Data, Footnote 20 “Oil and Gas Disclosures”)

(ii)	Item 9A (Controls and Procedures); and

(iii)	the principal executive officer and principal financial officer certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and the certifications by the principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Harken previously filed Amendment No. 1 of Form 10-K/A on April 5, 2005 to include restated consolidated financial statements for the year ended December 31, 2004 and the three months ended September 30, 2004 to correctly account for the July 2004 modification of the employee share option plan of Global Energy Development PLC, Harken’s 85%-owned subsidiary.

Harken filed Amendment No. 2 of Form 10-K/A on April 13, 2005 to include management’s annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K and the related attestation report of Harken’s registered public accounting firm required by Item 308 (b) of Regulation S-K.

In order to preserve the nature and character of the disclosures as of March 16, 2005, except as specifically discussed in this Amendment No. 3 to the Annual Report on Form 10-K/A, no attempt has been made in this amendment to modify or update such disclosures for events which occurred subsequent to the original filing on March 16, 2005. This Amendment No.3 to the Annual Report on Form 10-K/A does not otherwise alter the disclosures set forth in the Amendment No. 1 and Amendment No. 2 of the Annual Report for the year ended December 31, 2004.

		Page
PART II.

ITEM 8.	Financial Statements and Supplementary Data	4

ITEM 9A.	Controls and Procedures	64

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements appear on pages 8 through 64 in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIR M

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

HARKEN ENERGY CORPORATIO N

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

HARKEN ENERGY CORPORATIO N

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

HARKEN ENERGY CORPORATIO N

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

HARKEN ENERGY CORPORATIO N

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

HARKEN ENERGY CORPORATIO N

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

Recent Accounting Pronouncements—In September 2004, the SEC released Staff Accounting Bulletin No. 106 (SAB 106) which expresses the SEC’s views regarding the application of FASB Statement No. 143, Accounting for Asset Retirement Obligations, (SFAS 143) by oil and gas producing companies following the full cost accounting method. SAB 106 addresses the calculation of ceiling tests for full-cost oil and gas companies, depreciation, depletion and amortization as affected by the adoption of SFAS 143, as well as the required related disclosures. SAB 106 had no impact on Harken’s financial position or results of operations.

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

Pro Forma Condensed Statement of Operations

For the Year Ended December 31, 2002

(unaudited)

(in thousands, except per share amounts)

	Harken Actual	Pro Forma Adjustments		Pro Forma
Oil and gas revenue	$24,989	$308	(1)	$21,720
		(3,577	)(2)
Other revenues	366	—		366

Total Revenues	25,355	(3,269)		22,086

Oil and gas operating expenses	9,331	83	(1)	6,920
		(2,494	)(2)
General and administrative expenses, net	10,298	—		10,298
Depreciation and amortization	11,510	169	(1)	12,138
		459	(3)
Litigation and contingent liablility settlements, net	1,288	—		1,288
Full cost valuation allowance	521	—		521
Provision for asset impairments	400	—		400
Accretion expense	335	—		335
Interest expense and other, net	4,533	—		4,533

Total Expenses	38,216	(1,783)		36,433

Gains from repurchases/exchanges of convertible notes	3,528	—		3,528

(Loss)/gain on investment	(499)	—		(499)

Income tax expense	237	—		237

Loss before minority interest	(10,069)	(1,486)		(11,555)
Minority intrest in loss of subsidiary	262	—		262

Net loss	$(9,807)	$(1,486)		$(11,293)
Preferred stock dividends	(4,110)	—		(4,110)

Net loss attributed to common stock	$(13,917)	$(1,486)		$(15,403)

Basic and diluted loss per common share	$(0.64)			(0.69)

Weighted average common shares outstanding	21,742,163			22,414,047

Pro Forma Adjustments - Pro Forma Condensed Statement of Operations - Year Ended December 31, 2002

(1)	Pro forma entry to adjust oil and gas revenues, operating expenses and depreciation and amortization to reflect the purchase of the Republic Properties.
(2)	Pro forma entry to adjust oil and gas revenues and operating expenses to reflect the sale of the Panhandle Properties.
(3)	Pro forma entry to reflect the increase in depreciation and amortization rate associated with the sale of the Panhandle Properties and the associated proved reserve volumes.

Pro Forma Condensed Statement of Operations

For the Year Ended December 31, 2003

(unaudited)

(in thousands, except per share amounts)

	Harken Actual	Pro Forma Adjustments		Pro Forma
Oil and gas revenue	$27,309	$(4,523	)(1)	$22,786
Other revenues	(19)	—		(19)

Total Revenues	27,290	(4,523)		22,767

Oil and gas operating expenses	9,469	(2,275	)(1)	7,194
General and administrative expenses, net	9,210	—		9,210
Depreciation and amortization	8,941	1,355	(2)	10,296
Increase in Global warrant liability	7	—		7
Litigation and contingent liablility settlements, net	1,125	—		1,125
Accretion expense	460	—		460
Interest expense and other, net	3,394	—		3,394

Total Expenses	32,606	(920)		31,686

Gains from repurchases/exchanges of convertible notes	5,525	—		5,525

(Loss)/gain on investment	(488)	—		(488)

Income tax benefit	184	—		184

Loss before minority interest	(95)	(3,603)		(3,698)
Minority interest in income of subsidiary	(89)	—		(89)
Cumulative effect of change in accounting principle	(813)	—		(813)

Net loss	$(997)	$(3,603)		$(4,600)
Preferred stock dividends	(3,676)	—		(3,676)
Payment of preferred stock dividend liability in common shares	6,805	—		6,805

Net income / (loss) attributed to common stock	$2,132	$(3,603)		$(1,471)

Basic income / (loss) per common share	$0.02			$(0.01)

Weighted average common shares outstanding	112,694,654			112,694,654

Diluted income / (loss) per common share	$(0.03)			$(0.01)

Weighted average common shares outstanding	112,790,327			112,694,654

Pro Forma Adjustments - Pro Forma Condensed Statement of Operations - Year Ended December 31, 2003

(1)	Pro forma entry to adjust oil and gas revenues and operating expenses to reflect the sale of the Panhandle Properties.
(2)	Pro forma entry to reflect the increase in depreciation and amortization rate associated with the sale of the Panhandle Properties and the associated proved reserve volumes.

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

Unit Purchase Warrants – The unit purchase warrants issued in connection with the Series J Preferred have an exercise price of $100 per unit. Each unit consists of one share of Series J Preferred and one warrant to purchase that number of shares of Harken’s common stock that equals 50% of the number of shares of Harken common stock into which one share of the Series J Preferred that is purchased, by exercise of the unit purchase warrant, may be converted. These unit purchase warrants expire in April 2005.

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

Series G2 Convertible Preferred Stock - In July 2001, Harken’s Board of Directors approved the issuance of shares of the Series G2 Preferred, which has a liquidation value of $100 per share, is non-voting, and is convertible at the holder’s option into Harken common stock at a conversion price of $3.00 per share, subject to adjustment in certain circumstances. The Series G2 Preferred is also convertible by Harken into shares of Harken common stock if for any period of twenty consecutive calendar days, the average of the closing prices of Harken common stock during such period shall have equaled or exceeded $3.75 per share.

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

(20) OIL AND GAS DISCLOSURES

Costs incurred in property acquisition, exploration and development activities, expressed in thousands:

	Year Ended December 31,
	2002	2003	2004
GEM costs incurred:
Acquisition of properties
Evaluated	$2,646	$—	$—
Exploration	566	337	366
Development	476	2,764	7,595
Cumulative effect of asset retirement costs	—	1,326	—

Total domestic costs incurred	$3,688	$4,427	$7,961

GLOBAL costs incurred:
Exploration	$622	$323	$40
Development	1,702	3,470	8,365
Cumulative effect of asset retirement costs	—	356	—

Total Middle American costs incurred	$2,324	$4,149	$8,405

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

	(Unaudited)
	United States		Colombia			Total Worldwide
	Oil (Barrels)	Gas (Mcf)	Oil (Barrels)		Gas (Mcf)	Oil (Barrels)	Gas (Mcf)
	(in thousands)
Proved reserves:
As of December 31, 2001	2,614	39,393	5,012		—	7,626	39,393
Purchases of reserves in place	125	902	—		—	125	902
Extensions and discoveries	2	551	—		—	2	551
Revisions	837	(173)	946		—	1,783	(173)
Production	(267)	(3,225)	(465)		—	(732)	(3,225)
Sales of reserves in place	(25)	(2,940)	—		—	(25)	(2,940)

As of December 31, 2002	3,286	34,508	5,493	(1)	—	8,779 (1)	34,508
Extensions and discoveries	—	706	—		—	—	706
Revisions	(131)	(3,404)	(722)		—	(853)	(3,404)
Production	(238)	(2,133)	(394)		—	(632)	(2,133)
Sales of reserves in place	(1,569)	(15,463)	—		—	(1,569)	(15,463)

As of December 31, 2003	1,348	14,214	4,377	(1)	—	5,725 (1)	14,214
Extensions and discoveries	310	1,760	490		—	800	1,760
Revisions	(70)	(859)	(175)		—	(245)	(859)
Production	(182)	(1,788)	(366)		—	(548)	(1,788)
Sales of reserves in place	—	—	(126)		—	(126)	—

As of December 31, 2004	1,406	13,327	4,200	(1)	—	5,606	13,327

Proved developed reserves at:
December 31, 2002	1,945	18,630	1,091	(2)	—	3,036 (2)	18,630
December 31, 2003	768	9,488	1,178	(3)	—	1,946 (3)	9,488
December 31, 2004	553	2,391	1,282	(4)	—	1,835 (4)	2,391

(1)	Includes approximately 790,000, 629,000 and 615,000 barrels of total proved reserves attributable to a 14.38%, 14.38% and 14.65% minority interest of a consolidated subsidiary at December 31, 2002, 2003 and 2004, respectively.
(2)	Includes approximately 157,000 barrels of total proved developed reserves attributable to a 14.38% minority interest of a consolidated subsidiary.
(3)	Includes approximately 169,000 barrels of total proved developed reserves attributable to a 14.38% minority interest of a consolidated subsidiary.
(4)	Includes approximately 188,000 barrels of total proved developed reserves attributable to a 14.65% minority interest of a consolidated subsidiary.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

	(Unaudited)
	United States	Colombia	Total Worldwide
	(in thousands)
December 31, 2003:
Future cash inflows	$135,410	$110,575	$245,985
Production costs	(41,241)	(19,695)	(60,936)
Development costs	(19,338)	(17,148)	(36,486)
Future income taxes	(8,768)	(3,583)	(12,351)

Future net cash flows	66,063	70,149	136,212
10% discount factor	(11,822)	(17,314)	(29,136)

Standardized measure of discounted future net cash flows (3)	$54,241	$52,835 (1)	$107,076 (1)

December 31, 2004:
Future cash inflows	$150,816	$152,183	$302,999
Production costs	(43,489)	(37,891)	(81,380)
Development costs	(23,046)	(15,216)	(38,262)

Future income taxes	(936)	(4,254)	(5,190)

Future net cash flows	83,345	94,822	178,167
10% discount factor	(24,835)	(28,682)	(53,517)

Standardized measure of discounted future net cash flows (3)	$58,510	$66,140 (2)	$124,650 (2)

(1)	Includes approximately $7,598,000 of discounted future net cash flows attributable to a 14.38% minority interest of a consolidated subsidiary.
(2)	Includes approximately $9,690,000 of discounted future net cash flows attributable to a 14.65% minority interest of a consolidated subsidiary.
(3)	Cash flows associated with asset retirement obligations are included in the Standardized Measure of Discounted Future Net Cash Flows.

	(Unaudited)
	2002	2003	2004
	(in thousands)
Worldwide
Standardized measure — beginning of year	$63,297	$160,237 (1)	$107,076 (2)
Increase (decrease)
Sales, net of production costs	(15,786)	(17,840)	(21,344)
Net change in prices, net of production costs	92,247	34,007	43,922
Development costs incurred	636	6,111	16,192
Change in future development costs	1,121	2,856	(13,478)
Change in future income taxes	473	205	3,355
Revisions of quantity estimates	22,247	(22,513)	(8,161)
Accretion of discount	6,328	16,024	10,707
Changes in production rates, timing and other	(11,490)	(39,517)	(27,718)
Extensions and discoveries, net of future costs	1,340	1,776	14,099
Sales of reserves-in-place	(4,400)	(34,270)	—
Purchases of reserves-in-place	4,224	—	—

Standardized measure — end of year	$160,237 (1)	$107,076 (2)	$124,650 (3)

(1)	Includes approximately $8,349,000 of discounted future net cash flows attributable to a 14.38% minority interest of a consolidated subsidiary.
(2)	Includes approximately $7,598,000 of discounted future net cash flows attributable to a 14.38% minority interest of a consolidated subsidiary.
(3)	Includes approximately $9,690,000 of discounted future net cash flows attributable to a 14.65% minority interest of a consolidated subsidiary.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings with the Securities and Exchange Commission (SEC) are recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures.

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

Changes in Internal Control over Financial Reporting

Other than as described herein, there have been no changes in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2004 that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. To remediate deficiencies related to the material weakness in the Company’s internal control over financial reporting, subsequent to year end, the Company has hired additional experienced accounting personnel, specifically a Controller for Global and a Vice President – Finance and Chief Financial Officer for Harken’s domestic subsidiary, Gulf Energy Management Company (GEM). The Company will continue to evaluate its need for additional experienced accounting personnel in 2005 to ensure that it has appropriate staffing in its financial reporting function with qualifications for evaluating ongoing compliance with relevant accounting and financial reporting requirements.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 23, 2005.

HARKEN ENERGY CORPORATION

/s/ Anna M. Williams

By: Anna M. Williams, Vice President – Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on June 23, 2005.

Signature	Title

/s/ Anna M. Williams Anna M. Williams	Vice President – Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Mikel D. Faulkner Mikel D. Faulkner	Director, Chief Executive Officer and President (Principal Executive Officer)

/s/ Michael M. Ameen * Michael M. Ameen	Director

/s/ J. William Petty * J. William Petty	Director

/s/ Alan G. Quasha * Alan G. Quasha	Director

/s/ H.A. Smith * H. A. Smith	Director

/s/ Anna M. Williams

* By: Anna M. Williams, Attorney in-fact