Form 10-Q/A
period 2005-03-31
HARKEN ENERGY CORP
filed 2005-06-23
CIK 313478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Harken Energy Corporation filed its original Quarterly Report on Form 10-Q for the period ended March 31, 2005 with the Securities and Exchange Commission (“SEC”) on May 10, 2005. The following items of that Quarterly Report are hereby amended:

(i)	Item 4 (Controls and Procedures); and

(ii)	the principal executive officer and principal financial officer certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and the certifications by the principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

In order to preserve the nature and character of the disclosures as of May 10, 2005, except as specifically discussed in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A, no attempt has been made in this amendment to modify or update such disclosures for events which occurred subsequent to the original filing on May 10, 2005. Accordingly, this Amendment No.1 to the Quarterly Report on Form 10-Q/A does not otherwise alter the disclosures set forth in the original Quarterly Report for the period ended March 31, 2005.

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

The personnel additions described above represent changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Harken Energy Corporation
(Registrant)

Date: June 23, 2005	By:	/s/ Anna Williams
Vice President-Finance and
Chief Financial Officer