Form 10-Q
period 2005-06-30
HARKEN ENERGY CORP
filed 2005-08-09
CIK 313478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☒    No  ☐

The number of shares of Common Stock, par value $0.01 per share, outstanding as of August 1, 2005 was 219,239,027

HARKEN ENERGY CORPORATION

INDEX TO QUARTERLY REPORT

June 30, 2005

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2004	June 30, 2005
		(unaudited)
Assets
Current Assets:
Cash and temporary investments	$28,632,000	$35,437,000
Accounts receivable, net	6,305,000	15,766,000
Prepaid expenses and other current assets	1,068,000	972,000

Total Current Assets	36,005,000	52,175,000

Property and Equipment, net	69,483,000	75,562,000
Other Assets, net	1,993,000	1,917,000

	$107,481,000	$129,654,000

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables	$4,648,000	$4,089,000
Accrued liabilities and other	5,798,000	5,419,000
Revenues and royalties payable	2,047,000	1,595,000
Convertible notes payable	1,667,000	—

Total Current Liabilities	14,160,000	11,103,000

Convertible Notes Payable	6,911,000	5,245,000
Asset Retirement Obligation	5,954,000	6,036,000
Global Warrant Liability	14,858,000	22,283,000
Share Based Compensation Liability	6,120,000	9,834,000
Minority Interest in Consolidated Subsidiary	2,896,000	9,482,000

Total Liabilities	50,899,000	63,983,000

Commitments and Contingencies (Note 17)

Temporary Equity:
Series J Preferred Stock, $1.00 par value; $5,000,000 liquidation value, respectively; 65,000 shares authorized; 50,000 shares outstanding	4,675,000	4,675,000
Series L Preferred Stock, $1.00 par value; $1,000,000 and $0 liquidation value, respectively; 65,000 shares authorized; 10,000 and 0 shares outstanding, respectively	805,000	—

Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $1,393,000 liquidation value 700,000 shares authorized; 13,925 shares outstanding	14,000	14,000
Series G2 Preferred Stock, $1.00 par value; $250,000 and $200,000 liquidation value, respectively; 100,000 shares authorized; 2,500 and 2,000 shares outstanding respectively	2,000	2,000
Series G4 Preferred Stock, $1.00 par value; $7,752,000 liquidation value 150,000 shares authorized, 77,517 shares outstanding	78,000	78,000
Series M Preferred Stock, $1.00 par value; $5,000,000 liquidation value 50,000 shares authorized; 50,000 shares outstanding	50,000	50,000
Common stock, $0.01 par value; 325,000,000 shares authorized; 219,615,485 and 219,237,133 shares issued, respectively	2,196,000	2,192,000
Additional paid-in capital	450,473,000	449,674,000
Accumulated deficit	(399,280,000)	(390,200,000)
Accumulated other comprehensive income	119,000	119,000
Treasury stock, at cost, 2,605,700 and 2,000,000 shares held, respectively	(2,550,000)	(933,000)

Total Stockholders’ Equity	51,102,000	60,996,000

	$107,481,000	$129,654,000

The accompanying Notes to Consolidated Condensed Financial Statements are

an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenues and other:
Oil and gas operations	$7,995,000	$11,468,000	$14,438,000	$18,825,000
Interest and other income, net	44,000	133,000	94,000	123,000

	8,039,000	11,601,000	14,532,000	18,948,000

Costs and Expenses:
Oil and gas operating expenses	2,178,000	2,643,000	4,055,000	4,849,000
General and administrative expenses, net	2,080,000	3,120,000	3,647,000	5,780,000
Depreciation and amortization	2,948,000	3,295,000	5,583,000	5,896,000
Share-based compensation expense	—	2,448,000	—	4,468,000
Increase in Global warrant liability	12,431,000	4,402,000	12,481,000	8,198,000
Accretion expense	105,000	93,000	207,000	185,000
Interest expense and other, net	(36,000)	289,000	(160,000)	558,000

	19,706,000	16,290,000	25,813,000	29,934,000

Gains from extinguishments of debt	—	—	325,000	—
Gain on sale of subsidiary shares	—	20,344,000	—	20,344,000
Gain on investment	—	—	990,000	—

Income/(loss) before income taxes	$(11,667,000)	$15,655,000	$(9,966,000)	$9,358,000
Income tax expense	231,000	201,000	323,000	407,000

Income/(loss) before minority interest	$(11,898,000)	$15,454,000	$(10,289,000)	$8,951,000
Minority interest of subsidiary	(127,000)	234,000	(225,000)	521,000

Net income/(loss)	$(12,025,000)	$15,688,000	$(10,514,000)	$9,472,000

Accrual of dividends related to preferred stock	(877,000)	(299,000)	(1,643,000)	(603,000)
Exchange of preferred stock	337,000	—	337,000	—
Payment of preferred stock dividends	1,074,000	302,000	3,738,000	212,000

Net income / (loss) attributed to common stock	$(11,491,000)	$15,691,000	$(8,082,000)	$9,081,000

Basic net income /(loss) per common share:
Income / (loss) per common share	$(0.06)	$0.07	$(0.04)	$0.04

Weighted average common shares outstanding	201,391,524	218,573,229	194,714,427	218,443,670

Diluted income / (loss) per common share:
Income/(loss) per common share	$(0.06)	$0.07	$(0.04)	$0.04

Weighted average common shares outstanding	201,391,524	248,736,991	194,714,427	245,356,273

The accompanying Notes to Consolidated Condensed Financial Statements are

an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Preferred Stock				Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	G1	G2	G4	M
Balance, December 31, 2004	$14	$2	$78	$50	$2,196	$450,473	$(2,550)	$(399,280)	$119	$51,102

Adjustment of preferred stock conversion price	—	—	—	—	—	92	—	(91)	—	1
Conversions of preferred stock to common stock	—	—	—	—	20	784	—	—	—	804
Accrual of preferred stock dividends	—	—	—	—	—	—	—	(603)	—	(603)
Issuance of preferred stock dividends	—	—	—	—	2	44	—	302	—	348
Issuance of common stock of subsidiary	—	—	—	—	—	805	—	—	—	805
Treasury stock repurchase/cancellation	—	—	—	—	(26)	(2,524)	1,617	—	—	(933)
Comprehensive income:
Net income	—	—	—	—	—	—	—	9,472	—
Total comprehensive income										9,472

Balance, June 30, 2005	$14	$2	$78	$50	$2,192	$449,674	$(933)	$(390,200)	$119	$60,996

The accompanying Notes to Consolidated Condensed Financial Statements

are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2005
Cash flows from operating activities:
Net income / (loss)	$(10,514,000)	$9,472,000
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	5,583,000	5,896,000
Accretion of asset retirement obligation	207,000	185,000
Gain on extinguishment of notes	(325,000)	—
Gain on investment	(990,000)	—
Amortization of issuance costs	75,000	121,000
Share-based compensation	—	4,468,000
Increase in Global warrant liability	12,481,000	8,198,000
Gain on sale of subsidiary shares	—	(20,344,000)
Minority interest	225,000	(521,000)
Other	(183,000)	(458,000)
Change in assets and liabilities:
Increase in accounts receivable	(2,930,000)	(2,948,000)
Decrease in trade payables and other	(741,000)	(1,690,000)

Net cash provided by operating activities	2,888,000	2,379,000

Cash flows from investing activities:
Net proceeds from sales of assets	1,376,000	163,000
Capital expenditures	(6,205,000)	(11,280,000)
Sale of shares in subsidiary, net	—	19,714,000

Net cash (used in) provided by investing activities	(4,829,000)	8,597,000

Cash flows from financing activities:
Proceeds from issuances of long-term debt, net of issuance costs	(14,000)	—
Proceeds from issuances of common stock, net of issuance costs	3,229,000	379,000
Proceeds from issuances of preferred stock, net of issuance costs	11,643,000	—
Repayments of debt, convertible notes and long-term obligations	(2,489,000)	(3,392,000)
Payments of preferred dividends	(162,000)	(225,000)
Treasury shares purchased	—	(933,000)

Net cash provided by (used in) financing activities	12,207,000	(4,171,000)

Net increase in cash and temporary investments	10,266,000	6,805,000
Cash and temporary investments at beginning of period	12,173,000	28,632,000

Cash and temporary investments at end of period	$22,439,000	$35,437,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$106,000	$202,000
Income taxes	$124,000	$369,000

The accompanying Notes to Consolidated Condensed Financial Statements

are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2004 and 2005

(Unaudited)

(1) BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements of Harken Energy Corporation (“Harken”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations, although Harken believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Harken, these financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 2004 and June 30, 2005 and the results of its operations and changes in its cash flows for all periods presented as of June 30, 2004 and 2005. All adjustments represent normal recurring items. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Harken’s Annual Report on Form 10-K/A (Amendment No. 3) for the year ended December 31, 2004. Certain prior year amounts have been reclassified to conform with the 2005 presentation.

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

The results of operations for the three month and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Comprehensive Income (Loss) – Comprehensive income (loss) includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Harken’s total comprehensive income (loss) is as follows:

	Six Months Ended June 30,
	2004	2005
	(in thousands)
Net income / (loss)	$(10,514)	$9,472
Reclassification of derivative fair value into earnings	(15)	—
Realized gain on sale of investment	(606)	—

Total comprehensive income / (loss)	$(11,135)	$9,472

Recent Accounting Pronouncements - On December 16, 2004, the FASB issued Statement 123 (revised 2004), “Share-Based Payment”, (“SFAS 123 (R)”), that will require compensation costs related to share-based payment transactions (e.g., issuance of stock options and restricted stock) to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation costs will be recognized over the period that an employee provides service in exchange for the award. SFAS 123 (R) replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” For Harken, SFAS 123 (R), as amended by SEC release 34-51558, is effective for the first annual reporting period beginning after June 15, 2005 and is applicable only to new awards or awards that have been modified, repurchased or cancelled after the effective date. Harken is evaluating the impact this new Standard will have on the Company.

On March 3, 2005, the FASB issued FASB Staff Position (“FSP”) FASB Interpretation No. (“FIN”) 46(R)-5, “Implicit Variable Interest Under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities.” This FSP addresses whether a reporting enterprise has an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist and covers issues that commonly arise in leasing arrangements among related parties, as well as other type of arrangements among related parties and unrelated parties. This FSP is effective for the first reporting period after March 3, 2005 and its adoption did not have a material effect on the Company’s financial statements.

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

On May 30, 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle, including voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. In accordance with the new standard, changes in accounting standards are retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been applied. The cumulative effect of the change is reflected in opening retained earnings. The adoption of SFAS 154 will not have a material effect on our financial position or results of operations.

(2) ACQUISITIONS OF COALBED METHANE PROSPECTS

Indiana Posey Prospect Acquisition - In March 2005, Harken’s wholly-owned subsidiary, Gulf Energy Management Company (“GEM”) entered into an Exploration and Development Agreement (the “Indiana Posey Agreement”) with Indiana Posey L.P., a Texas limited partnership, for the joint exploration and development of coalbed methane within the Posey Prospect area consisting of approximately 400,000 acres in Posey, Gibson and Vanderburgh counties of Indiana. The Indiana Posey Agreement designates a third party, Ute Oil Company, d/b/a A.C.T. Operating Company, a Texas corporation, as the Operator to conduct the operations detailed in the Indiana Posey Agreement and in the corresponding joint operating agreement.

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

In Phase I of the Indiana Posey Agreement, GEM was required to pay $500,000, as an initial prospect payment, to Indiana Posey L.P., which was paid immediately upon signing of the Indiana Posey Agreement. GEM was also required to fund an Authority for Expenditure (“AFE”) in the amount of $288,000 to cover work to be performed during Phase I within 10 days of receipt of request from Indiana Posey L.P. In May 2005, GEM elected to expand the scope of the Phase I coring work, and funded $446,000 in connection with the drilling and evaluation of five core samples for Phase I.

After an evaluation of the Phase I report, should GEM elect to proceed with Phase II, GEM is required to pay $500,000, as a second prospect payment, to Indiana Posey L.P. within 10 days of its election to proceed and to fund an AFE, in the amount of $1,280,000, divided into two payments: one for $970,000 to cover the first pilot project and the second payment in the amount of $310,000 for the facilities. Subsequently, GEM is to fund a separate AFE (in the amount of $1,104,000, divided into two payments: $454,000 for the facilities and $650,000 for the 5 pilot wells) within 10 days after spudding the last well on the first pilot project.

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

Ohio Cumberland Prospect Acquisition - In March 2005, GEM entered into an Exploration and Development Agreement (the “Ohio Cumberland Agreement”) with Ohio Cumberland, L.P., a Texas limited partnership, for the joint exploration and development of Coalbed Methane within the Cumberland Prospect Area consisting of approximately 400,000 acres in Guernsey, Noble, Muskingum, Washington and Morgan Counties of Ohio. The Ohio Cumberland Agreement designates a third party, Ute Oil Company, d/b/a A.C.T. Operating Company, a Texas corporation, as the Operator to conduct the operations detailed in the Ohio Cumberland Agreement and in the corresponding joint operating agreement.

The Ohio Cumberland Agreement had an effective date of April 1, 2005 and provides for the project to be conducted in three separate phases. GEM’s obligations under the Ohio Cumberland Agreement include funding 100% of the initial $7.5 million in costs to carry out the joint exploration and development of the project in return for a non-operating 65% interest in the Cumberland Prospect Area. The Ohio Cumberland Agreement also provides that GEM is to receive a 82.5% net revenue interest.

In Phase I of the Ohio Cumberland Agreement, GEM was required to pay $500,000, as an initial prospect payment, to Ohio Cumberland, L.P. which was paid on the effective date of the agreement. GEM is also required to fund an AFE in the amount of $284,200 to cover work to be performed during Phase I within 10 days of receipt of request from Ohio Cumberland, L.P. Funding notice for Phase I on the Ohio Cumberland Agreement was received by GEM in July 2005.

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

(3) INVESTMENT IN INTERNATIONAL BUSINESS ASSOCIATES, LTD.

In September 2004, Harken invested $12.5 million in a start-up energy trading company, International Business Associates, Ltd. (“IBA”), in exchange for 12,500 shares of nonvoting preferred stock along with warrants to purchase 48% of IBA’s common stock for a nominal amount. Harken currently holds three of the five IBA Board of Directors positions. Harken’s preferred stock investment represents almost 100% of IBA’s working capital at December 31, 2004 and June 30, 2005. During the six month period ended June 30, 2005, IBA engaged in trading natural gas futures contracts in the United States. Harken has consolidated the assets, liabilities and results of operations of IBA as of December 31, 2004 and for the period ended June 30, 2005. IBA’s net loss for the three month and six month periods ended June 30, 2005 was approximately $1 million and $2 million respectively.

IBA’s derivative trading instruments are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” These instruments are recorded by IBA on a trade-date basis and are adjusted daily to current market value with gains and losses recognized in Other Income in the Consolidated Condensed Statement of Operations. IBA recognized net trading losses of $114,000 and $130,000, respectively for the three month and six month period ended June 30, 2005. Additionally, as of June 30, 2005, the fair value of IBA’s derivative trading instruments totaled approximately $21,000 representing amounts due from a commodity clearing organization and are reflected in Prepaid expenses and Other Current Assets on the Consolidated Condensed Balance Sheet.

(4) PROPERTY AND EQUIPMENT

A summary of property and equipment follows:

	December 31, 2004	June 30, 2005
Unevaluated oil and gas properties:
Unevaluated Peru properties	$736,000	$1,003,000
Unevaluated Panama properties	493,000	499,000
Unevaluated North American properties	914,000	2,357,000

Evaluated oil and gas properties:
Evaluated Colombian properties	196,649,000	203,014,000
Evaluated North American properties	163,055,000	165,860,000
Facilities and other property	26,620,000	27,684,000
Less accumulated depreciation and Amortization	(318,984,000)	(324,855,000)

	$69,483,000	$75,562,000

(5) ASSET RETIREMENT OBLIGATION

Harken recognizes the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

A summary of Harken’s assets with required asset retirement obligations as of June 30, 2005 is as follows:

Asset Category	Asset Retirement Liability	Estimated Life
North American oil and gas producing properties	$2,789,000	2-55 years
North American facilities and other property	2,511,000	12-29 years
Colombian oil producing properties	736,000	4-23 years
Colombian facilities and other property	—	—

	$6,036,000

Harken reflects no asset retirement obligation for Global Energy Development PLC’s (“Global”) Colombian facilities as upon the expiration of the related Association Contract, the ownership of such facilities reverts to Empresa Colombiana de Petroleos (“Ecopetrol”).

The following table describes all changes to Harken’s asset retirement obligation liability during the six months ended June 30, 2005.

Asset retirement obligation at December 31, 2004	$5,954,000
Additions during the six months ended June 30, 2005	35,000
Deletions during the six months ended June 30, 2005	(138,000)
Accretion expense	185,000

Asset retirement obligation at June 30, 2005	$6,036,000

(6) MIDDLE AMERICAN OPERATIONS

Harken’s Middle American operations are conducted through its holdings of common shares of Global. Global’s ordinary shares are listed for trading on the Alternative Investment Market of the London Stock Exchange. At June 30, 2005, Harken held approximately 62% of Global’s common shares, which may be subject to reduction under certain circumstances, as further described in Note 7 – Sales of Global Common Shares and Note 8 – Global Warrants and Stock Options.

Colombian Operations – Global’s Colombian operations are conducted through Harken de Colombia, Ltd., a wholly-owned subsidiary of Global, which holds three exclusive Colombian Association Contracts with Ecopetrol, two Exploration and Production Contracts and one Technical Evaluation Agreement with the newly formed National Hydrocarbons Agency of the Republic of Colombia. The Association Contracts include the Alcaravan Contract, awarded in 1992, the Bocachico Contract, awarded in 1994, and the Bolivar Contract, awarded in 1996. As of August 9, 2005, Global was in compliance with the requirements of each of the Association Contracts.

Global holds two Exploration and Production Contracts. Global’s Exploration and Production Contracts include the Rio Verde Contract and the Los Hatos Contract, both awarded in 2004. As of August 9, 2005, Global was in compliance with the requirements of each of the Rio Verde and Los Hatos Exploration and Production Contracts.

In May 2005, Global signed a new exclusive Technical Evaluation Agreement (“TEA”) with the National Hydrocarbons Agency of the Republic of Colombia for the evaluation of potential hydrocarbons resources in the Valle Lunar area located in the established Llanos Basin of eastern Colombia. The total acreage covered by the TEA is approximately 2.1 million acres.

The Valle Lunar TEA targets medium heavy oil deposits and grants Global the exclusive option to sign a future Exploration and Production Concession contract, typically 25 years in duration, for acreage within the TEA area that Global identifies as prospective and suitable for exploratory drilling and production operations. The TEA duration is 16 months. The TEA requires Global to complete within 12 months the reprocessing and interpretation of 800 linear kilometers of existing 2D seismic and certain other geophysical measurements and analysis, including the acquisition of aeromagnetic data.

In 2004, Ecopetrol advised Global that it had elected to declare the Cajaro #1 well of the Alcaravan Association Contract commercial. Effective as of October 2004, Ecopetrol began receiving a 50% working interest share of production, after deduction of the Colombian government’s 8% royalty interest on the Cajaro #1 well. As a 50% working interest owner, Ecopetrol will be responsible for 50% of any future development costs and operating expenses associated with the Cajaro #1 commercial field attributable to the Alcaravan

Contract Area. During the second quarter of 2005, Ecopetrol agreed upon a revised commerciality area associated with the Cajaro #1 well. As of August 9, 2005, Global and Ecopetrol continue to negotiate the terms of Ecopetrol’s commerciality declaration, including the extent of the commercial area and the requirement of unitization of the Cajaro #1 commercial area and a portion of Global’s Los Hatos Exploration and Production Contract area which abuts the Alcaravan Contract area. Based upon the extent of the area declared commercial in relation to the Cajaro #1 well by Ecopetrol, Global has advised Ecopetrol, ANH and the Ministry of Energy that Global’s Los Hatos Exploration and Production Contract area which is adjacent to Global’s Alcaravan contract, is being drained of Mirador formation oil reserves located beneath the Los Hatos Contract area. Because two contract areas are being drained by one well, the Cajaro #1, Colombian law requires the division of reserves and revenues be settled through a unitization proceeding. This proceeding could affect the Cajaro #1 net revenues and costs assigned to both Ecopetrol and Global. Although the ultimate results of the unitization proceeding cannot be determined at this time, Global, based on the proposed unitization maps and data presented by Ecopetrol, reflects 50% interest in net production from the Cajaro #1 well associated with the Alcaravan Contract Area in the cash flows and results of operations in its financial statements.

Peru Operations – In April 2005, Global announced that the new License Contract between Global and Perupetro S.A. (“Perupetro”), the national oil company of Peru, for the Exploration and Exploitation of Hydrocarbons in the Block 95 Area located in the Marañon Basin of Northeastern Peru had been fully executed and is effective.

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

Panama Operations – In September 2001, Global, through a wholly owned subsidiary, signed a Technical Evaluation Agreement (“Panama TEA”) with the Ministry of Commerce and Industry for the Republic of Panama. The Panama TEA covered an area approximately 1.4 million gross acres divided into three blocks in and offshore Panama. Under the terms of this Panama TEA, Global performed certain work program procedures and studies and submitted them to the Panamanian government. The Panama TEA provided Global with an option to negotiate and enter into one or more Contracts for the Exploration and Exploitation of Hydrocarbons with the Ministry of Commerce and Industry. Global completed all of its obligations under the Panama TEA and exercised its option to negotiate an Exploration and Exploitation Contract. As of August 9, 2005, the negotiations with the Panamanian government regarding the form and content of the Exploration and Exploitation Contract are still in progress.

(7) SALES OF GLOBAL COMMON SHARES

During the six months ended June 30, 2005, Harken sold certain of its common shares of Global, based on market price at the date of sale, in exchange for total cash consideration, net of fees, of approximately $26 million. Approximately $6.5 million of these proceeds were recorded in Accounts Receivable in the Consolidated Condensed Balance Sheet at June 30, 2005 and were subsequently received as cash in July 2005. These sales of shares decreased Harken’s share holding percentage in Global by approximately 31%. Harken held approximately 62% of Global’s common shares as of June 30, 2005. In accordance with APB Opinion 18 (As Amended) “The Equity Method of Accounting for Investments in Common Stock” and as a result of the sale of these shares during the six months ended June 30, 2005, Harken recognized a gain of approximately $20.3 million equal to the amount by which the total proceeds exceeded Harken’s proportionate carrying value of Global.

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

In 2002, as additional consideration for the Investor Term Loan, as amended, Harken issued to Lyford warrants (the “Lyford Warrants”) to purchase up to 7,000,000 shares of Global held by Harken at a price of 50 UK pence per share. The warrants will expire on October 13, 2005. At June 30, 2005, these warrants constituted approximately 32% of Harken’s holdings of Global shares.

Global Warrants held by Global’s Minority Interest Owners – As part of Global’s issuance of warrants to its shareholders in August 2002, Global issued to its minority shareholders (collectively with the holders of the Lyford Warrants, the “Global Warrants held by Outside Parties”) warrants to purchase shares of Global stock at 60 UK pence per share. During the six months ended June 30, 2005, certain of Global’s minority interest owners exercised their warrants to purchase 334,678 shares of Global stock at 60 UK pence per share. The exercise of these warrants decreased Harken’s share holdings percentage in Global by less than 1%. At June 30, 2005, approximately 165,383 warrants held by Global’s minority interest owners were outstanding. The warrants would have expired in August 2005. As of August 9, 2005, all remaining warrants held by Global’s minority interest owners had been exercised prior to their expiration.

Harken is required to account for the Global Warrants held by Outside Parties as derivatives in accordance with SFAS 133. SFAS 133 requires Harken to record the estimated fair value of the warrants as a liability at issuance and to adjust the liability to estimated fair value each period with any changes in value reflected in earnings.

During the six months ended June 30, 2005, there was a 46% increase in Global’s common share price from approximately 153 UK pence at December 31, 2004 to approximately 223 UK pence at June 30, 2005. As a result of the changes in Global’s common share price, Harken recorded a loss of approximately $4.4 million and $8.2 million for the three and six months ended June 30, 2005 for the change in the fair value of the Global Warrants held by Outside Parties. As of June 30, 2005, the fair value of the Global warrant liability was estimated to be approximately $22 million. The fair value of the warrants was calculated by a third party firm based primarily on the underlying market price of the Global common stock.

Global Warrants held by Harken - As part of Global’s issuance of warrants to its shareholders in August 2002, Global issued to Harken warrants to purchase 6,487,481 of Global’s ordinary common shares at 60 UK pence per share. In June 2005, Harken exercised all of its outstanding warrants to purchase 6,487,481 ordinary shares in Global for total cash consideration of approximately $7.1 million. These warrants had an expiration date of August 8, 2005. As a result of the exercise of these warrants, Harken’s share holdings in Global increased by approximately 6%.

Global Stock Options - In addition to the warrants described above, at June 30, 2005, certain employees and directors of Global hold options to purchase 3,895,000 of Global’s ordinary common shares.

In July 2004, Global’s Board of Directors amended the Global share option plan to allow for the cashless exercise of options granted to employees under the plan. The modification resulted in variable plan accounting for the Global share option plan. See Note 12 - Stock Option Plan for further discussion of Global’s share option plan.

As of August 9, 2005, if all outstanding Global warrants held by outside parties and stock options were exercised, Harken’s ownership in Global could decrease to approximately 38%.

(9) CONVERTIBLE NOTES PAYABLE

A summary of convertible notes payable is as follows:

	December 31, 2004	June 30, 2005
4.25% Convertible Notes	$3,333,000	$—
5% Senior Convertible Notes	5,245,000	5,245,000

	8,578,000	5,245,000
Less: Current portion	(1,667,000)	—

	$6,911,000	$5,245,000

During May 2005, Harken repaid in full the outstanding principal and accrued interest of the 4.25% Convertible Notes of approximately $3.4 million in cash. At June 30, 2005, the 4.25% Convertible Notes were no longer outstanding.

(10) REDEEMABLE PREFERRED STOCKS

Adjustment of Series M Cumulative Convertible Preferred Conversion Price – In March 2005, as a result of a default under the Registration Rights Agreement of the Series M Cumulative Convertible Preferred (“Series M Preferred”), holders of the Series M Preferred received a one-time adjustment to the original conversion price of the Series M Preferred from $0.60 to $0.59. In accordance with EITF Issue 00-27, Issue 7, approximately $90,000 is included as a Payment of Preferred Stock Dividends as a decrease to Net Income Attributed to Common Stock in the Consolidated Condensed Statement of Operations for the six months ended June 30, 2005. As of August 9, 2005, this default under the Series M Preferred Registration Rights Agreement has been cured. None of Harken’s other debt or equity instruments were affected by this Registration Rights Agreement default.

(11) STOCKHOLDERS’ EQUITY

Treasury Stock – At December 31, 2004 and June 30, 2005, Harken had 2,605,700 and 2,000,000 shares, respectively, of treasury stock. In May 2005, Harken’s Board of Directors’ approved the cancellation of the 2,605,700 shares of treasury stock which were previously outstanding as of December 31, 2004. Such treasury shares were cancelled in June 2005. In April 2005, Harken announced that its Board of Directors authorized a stock repurchase program allowing the Company to buy back up to 2,000,000 shares of its common stock. In May 2005, Harken completed its repurchase of 2,000,000 shares of its common stock in the open market at a cost of approximately $933,000 pursuant to the repurchase program announced in April 2005. Subsequently, in May 2005, Harken’s Board of Directors approved a new repurchase program and authorized the Company to buy back an additional 2,000,000 shares of its common stock.

Series G1 Convertible Preferred Stock – Subsequent to June 30, 2005, Harken redeemed 12,325 shares of Series G1 Convertible Preferred in exchange for a combination of approximately 4,000 shares of Harken common stock and $65,000 in cash.

Series G2 Convertible Preferred Stock – During the period ended June 30, 2005, holders of 500 shares of Series G2 Convertible Preferred voluntarily elected to exercise their conversion option, and such holders were issued a total of approximately 16,900 shares of Harken common stock.

(12) STOCK OPTION PLAN

Harken accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations. Under APB 25, if the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, generally, no compensation expense is recognized. In July 2004, the board of directors of Global modified the Global Share plan to include a cashless exercise feature which changed the plan from a fixed plan to a variable plan. Accordingly, Global recorded share-based compensation expense attributable to the vested options effective as of the date of the modification. The compensation expense was equal to the difference between the exercise price of the options and Global’s stock price on the date of modification. Compensation costs relating to the unvested options are recorded over the remaining vesting period. Additionally, since the Global share price was greater than the option exercise price, variable plan accounting requires compensation expense (or benefit) to be recognized for subsequent changes in Global’s share price for all options outstanding under the plan.

During the three and six months ended June 30, 2005, Harken recognized share-based compensation expense of approximately $2.4 million and $4.5 million, respectively, in the Consolidated Condensed Statement of Operations attributable to the unexercised Global options as a result of the increase in the Global share price during the period from December 31, 2004 to June 30, 2005.

Global’s 2002 Stock Option Plan authorized the grant of options to Global employees and directors for up to 15% of the outstanding shares of Global common stock. All Global options granted have 10-year terms, vest and become fully exercisable at the end of 3 years of continued employment. A summary of Global’s stock option activity and related information for the six months ended June 30, 2005 follows (not in thousands):

	Six Months Ended June 30, 2005
	Options	Weighted- Average Exercise Price
Outstanding-December 31, 2004	4,023,000	70 UK pence
Granted	—	—
Exercised	(128,000)	50 UK pence
Forfeited	—	—

Outstanding-June 30, 2005	3,895,000	70 UK pence

Exercisable-June 30, 2005	3,261,000	55 UK pence

Exercise prices for Global’s options outstanding as of June 30, 2005 ranged from 50 UK pence to 151 UK pence.

The following table represents the pro forma effect on net income (loss) and net income (loss) per share as if Global had applied the fair value based method and recognition provisions of SFAS 123 to stock-based employee compensation (not in thousands):

	Six Months Ended June 30,
	2004	2005
Net income / (loss) attributed to common stock, as reported	$(8,082,000)	$9,081,000
Add: Total share-based employee compensation recognized under intrinsic value based method for all amounts	—	4,468,000
Deduct: Total stock-based employee compensation determined under fair value based method for all amounts	(204,000)	(198,000)
Deduct: Related minority interest and foreign currency gain	29,000	(1,702,000)

Pro forma net income / (loss) attributed to common stock	$(8,257,000)	$11,649,000
Basic net income / (loss) per share, as reported	$(0.04)	$0.04
Pro forma basic income / (loss) per share	$(0.04)	$0.05
Diluted net income / (loss) per share, as reported	$(0.04)	$0.04
Pro forma diluted income / (loss) per share	$(0.04)	$0.05

(13) RELATED PARTY TRANSACTIONS

In November 2001, Global elected to its Board of Directors a director who is also a director of RP&C. RP&C has historically provided financial and transaction consulting services to Harken. During the six months ended June 30, 2005, Harken paid to RP&C approximately $19,000 for transaction costs associated with the sale of certain shares of Global and transaction consulting services. In connection with these services provided, RP&C may continue to earn such fees in the future.

(14) DERIVATIVE INSTRUMENTS

GEM holds certain commodity derivative instruments which are effective in mitigating commodity price risk associated with a portion of its future monthly natural gas and crude oil production and related cash flows. GEM’s oil and gas operating revenues and cash flows are impacted by changes in commodity product prices, which are volatile and cannot be accurately predicted. GEM’s objective for holding these commodity derivatives is to protect the operating revenues and cash flows related to a portion of its future natural gas sales and crude oil from the risk of significant declines in commodity prices.

In September 2004, GEM purchased a crude oil floor contract with a strike price of $30.00 per barrel for a notional amount of 6,000 barrels per month over a period of the contract from January 1, 2005 through December 31, 2005. In March 2005, GEM terminated this crude oil floor contract and replaced it with a crude oil floor contract with a strike price of $35.00 per barrel for a notional amount of 6,000 barrels per month over a period of the contract from April 1, 2005 through December 31, 2005. GEM designated this derivative as a cash flow hedge under SFAS 133. This crude oil floor contract is reflected in Prepaid Expenses and Other Current Assets in the Consolidated Condensed Balance Sheet at June 30, 2005 with a market value of approximately $27,000. During the six months ended June 30, 2005, approximately $34,000 is included in Interest Expense and Other in the Consolidated Condensed Statement of Operations to reflect the decrease in value of this crude oil floor contract associated with time value.

In October 2004, GEM purchased a natural gas floor contract with a strike price of $5.00 per MMBTU for a notional amount of 70,000 MMBTUs per month over the period of the contract from January 1, 2005 to December 31, 2005. GEM designated this derivative as a cash flow hedge under SFAS 133. At December 31, 2004, this hedge no longer qualified for hedge accounting treatment under SFAS 133. This natural gas floor contract is reflected in Prepaid Expenses and Other Current Assets in the Consolidated Condensed Balance Sheet at June 30, 2005 with a market value of approximately $29,000. During the six months ended June 30, 2005, approximately $34,000 is included in Interest Expense and Other in the Consolidated Condensed Statement of Operations to reflect the change in fair value of this natural gas floor contract.

Each of the above option floor contracts were originally designated as cash flow hedges of the exposure from the variability of cash flows from future specified production from certain of GEM’s property operations. Gains and losses from commodity derivative instruments are reclassified into earnings when the associated hedged production occurs. Neither Harken nor any of its consolidated companies holds any derivative instruments which are designated as either fair value hedges or foreign currency hedges. Settlements of GEM’s oil and gas commodity derivatives are based on the difference between fixed option prices and the New York Mercantile Exchange closing prices for each month during the life of the contracts. GEM monitors its crude oil production prices compared to New York Mercantile Exchange prices to assure its commodity derivatives are effective hedges in mitigating its commodity price risk.

(15) SEGMENT INFORMATION

Harken divides its operations into four operating segments which are managed and evaluated as separate operations. GEM, a wholly-owned subsidiary of Harken, manages its domestic operations held through its other domestic wholly-owned subsidiaries. GEM’s operating segment currently relates to exploration, development, production and acquisition efforts in the United States. GEM operates primarily through traditional ownership of mineral interests in the various states in which it operates. GEM’s oil and gas production is sold to established purchasers and generally transported through existing and well-developed pipeline infrastructure. Global’s operating segment currently relates to exploration, development, production and acquisition efforts in Colombia, Peru and Panama. Global’s production cash flows have been discovered through extensive drilling operations conducted under Association and Exploration and Production Contracts with the state-owned oil and gas companies/ministries in the respective countries. During the six months ended June 30, 2005, none of Global’s segment revenues related to Peru or Panama. Harken’s investment in IBA represents its third operating segment. IBA engages in trading gas futures contracts in the United States. Harken’s fourth operating segment, (“HEC Corporate”), operates and manages Harken’s investments in GEM, Global and IBA. HEC Corporate also manages public company compliance and may seek to raise financing through the issuance of debt, equity and convertible debts instruments, if needed, for the utilization of acquisition and development opportunities as they arise.

Harken’s accounting policies for each of its operating segments are the same as those for its consolidated financial statements. There were no intersegment sales or transfers for the periods presented. Revenues and expenses not directly identifiable with any segment, such as certain general and administrative expenses, are allocated by Harken based on various internal and external criteria including an assessment of the relative benefit to each segment.

Harken’s financial information, expressed in thousands, for each of its operating segments is as follows for the periods ended June 30, 2004 and 2005:

	For the Three Months Ended June 30, 2004
	HEC Corp	GEM	Global	IBA	Consolidated
Operating revenues	$—	$4,998	$2,997	$—	$7,995
Oil and gas operating expenses	—	1,583	595	—	2,178
Interest and other income	28	2	14	—	44
Depreciation and amortization	135	1,900	913	—	2,948
Increase in Global warrant liability	11,634	—	797	—	12,431
Interest expense and other, net	106	(136)	(6)	—	(36)
Income tax expense	15	—	216	—	231
Segment income (loss)	(14,383)	1,477	881	—	(12,025)
Capital expenditures	41	1,757	1,951	—	3,749

	For the Three Months Ended June 30, 2005
	HEC Corp	GEM	Global	IBA	Consolidated
Operating revenues	$—	$4,887	$6,581	$—	$11,468
Oil and gas operating expenses	—	1,147	1,496	—	2,643
Interest and other income	47	17	11	58	133
Depreciation and amortization	55	1,629	1,598	13	3,295
Gain on sale of subsidiary shares	20,344	—	—	—	20,344
Increase in Global warrant liability	3,145	—	1,257	—	4,402
Interest expense and other, net	139	55	(284)	379	289
Share based compensation expense	—	—	2,448	—	2,448
Income tax expense	—	—	165	36	201
Segment income (loss)	16,523	1,324	(1,124)	(1,035)	15,688
Capital expenditures	15	2,490	2,922	33	5,460
Total assets	24,771	54,507	40,780	9,596	129,654

	For the Six Months Ended June 30, 2004
	HEC Corp	GEM	Global	IBA	Consolidated
Operating revenues	$—	$8,914	$5,524	$—	$14,438
Oil and gas operating expenses	—	2,865	1,190	—	4,055
Interest and other income	40	25	29	—	94
Depreciation and amortization	264	3,534	1,785	—	5,583
Gain on sale of subsidiary shares	—	—	—	—	—
Increase in Global warrant liability	11,679	—	802	—	12,481
Interest expense and other, net	199	(343)	(16)	—	(160)
Income tax expense	15	308	—	—	323
Segment income (loss)	(14,502)	2,428	1,560	—	(10,514)
Capital expenditures	89	3,635	2,481	—	6,205

	For the Six Months Ended June 30, 2005
	HEC Corp	GEM	Global	IBA	Consolidated
Operating revenues	$—	$9,722	$9,103	$—	$18,825
Oil and gas operating expenses	—	2,624	2,225	—	4,849
Interest and other income	81	27	29	(14)	123
Depreciation and amortization	82	3,320	2,472	22	5,896
Gain on sale of subsidiary shares	20,344	—	—	—	20,344
Increase in Global warrant liability	6,941	—	1,257	—	8,198
Interest expense and other, net	226	97	(317)	552	558
Share based compensation	—	—	4,468	—	4,468
Income tax expense	15	—	341	51	407
Segment income (loss)	12,161	2,397	(3,044)	(2,042)	9,472
Capital expenditures	27	4,760	6,456	37	11,280
Total assets	24,771	54,507	40,780	9,596	129,654

(16) EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted earnings/loss per share for the six months ended June 30, 2004 and 2005.

	2004			2005
(in thousands, except per share data)	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per-Share Loss	Net Income Attributed to Common Stock	Weighted- Average Shares	Per-Share Income
Basic earnings per share	$(8,082)	194,714	$(0.04)	$9,081	218,444	$0.04
Effect of dilutive securities:
Preferred Stock (A)	—	—	—	419	26,912	—

Diluted earnings per share	$(8,082)	194,714	$(0.04)	$9,500	245,356	$0.04

(A)	Represents the dividend liability accrued on Harken’s Preferred Stock during the six months ended June 30, 2005. The dividend liability has been treated as an increase to income attributed to common stock as such dividends would not have been incurred had these securities been converted by the holder.

Not included in the calculation for diluted earnings per share for the six months ended June 30, 2004 were Harken’s 4.25% and 5% Convertible Notes and Series G-1, G-2, G-4, J and L Preferred Stock as their effect would have been antidilutive.

(17) COMMITMENTS AND CONTINGENCIES

In 2004, Global was advised of Ecopetrol’s intent to declare the Cajaro #1 well commercial pursuant to the Alcaravan Contract terms. As of August 9, 2005, Global and Ecopetrol continue to negotiate the terms of Ecopetrol’s commerciality declaration, including the extent of the commercial area and the unitization of the Cajaro #1 commercial area and a portion of Global’s Los Hatos Exploration and Production Contract which is adjacent to the Alcaravan Contract area. As a result, Global’s net revenue interest in the production from the Mirador discovery on the Cajaro #1 well has been affected by Ecopetrol’s declaration of commerciality. Effective as of October 1, 2004, production from Cajaro #1 associated with the Alcaravan Contract area has been and will continue to be allocated until the finalization of the unitization proceedings as follows: Ecopetrol, on behalf of the Colombian government, receives a royalty interest of 8% of all production, and all production (after royalty payments) attributable to the Alcaravan Contract area is allocated 50% to Ecopetrol and 50% to Global. During the second quarter of 2005, Ecopetrol agreed upon a revised commerciality area associated with the Cajaro #1 well.

Based upon the extent of the area declared commercial in relation to the Cajaro #1 well by Ecopetrol, Global advised Ecopetrol, ANH and the Ministry of Energy that Global’s Los Hatos Exploration and Production Contract area, which is adjacent to Global’s Alcaravan Contract, is being drained of Mirador formation oil reserves located beneath the Los Hatos Contract. Because two contract areas are being drained by one well, Colombian law requires the division of reserves and revenues be settled through a unitization proceeding. This proceeding could affect the Cajaro #1 net revenues and costs assigned to both Ecopetrol and Global. Based on the commerciality maps and data agreed upon by Ecopetrol, Global has reflected a 50% interest in net production from the Cajaro #1 well associated with the Alcaravan Contract area in the cash flows and results of operations in its financial statements. Based upon the revised commerciality area agreed upon by Ecopetrol and the allocation of production of the Cajaro #1 during the second quarter of 2005, Global has recorded a receivable of approximately $843,000 from Ecopetrol attributable to 1) the production volumes delivered to Ecopetrol in excess of Ecopetrol’s share of post-commerciality revenue and 2) Ecopetrol’s share of post-commerciality development costs and operating expenses. The ultimate impact of unitization on the affected areas within the Alcaravan and the Los Hatos Contracts is uncertain and, therefore, additional gains or losses may be incurred in the future. Harken believes that the ultimate outcome of the unitization process will not have a material adverse effect on its financial conditions or operations.

In late 2004, Harken de Colombia, Ltd, (“HDC”) determined that a property owner had instituted an action in Colombia against Grant Geophysical, Inc. a subcontractor to HDC, alleging that his property had been damaged by an amount of approximately $1.9 million as a result of certain seismic activities conducted by Grant Geophysical, Inc. on the claimant’s property. In June 2005, HDC was notified that the plaintiff had added HDC as a defendant in the lawsuit. Subsequent to this notice, HDC filed a motion to dismiss plaintiff’s claims against HDC. On July 15, 2005, the court determined to dismiss all claims alleged by plaintiff against HDC. On July 26, 2005, HDC was advised that plaintiff had filed an appeal of the court’s dismissal. HDC intends to object to the plaintiff’s appeal and seek to have the matter dismissed as to HDC with prejudice to re-filing. Further, HDC’s subcontract with Grant Geophysical, Inc. contains an indemnity provision requiring Grant Geophysical, Inc. to make HDC whole for any losses, including any losses associated with property damages. Harken believes that the ultimate outcome of this matter will not have a material adverse effect on Harken’s financial conditions and results of operations.

On May 31, 2005, the Colombian federal taxing authority, referred to by its Spanish acronym as “DIAN,” issued an Official Tax Assessment with regard to HDC’s tax return for 2001. The tax assessment includes a ‘presumptive income tax’ (PIT) equal to approximately $605,000 and an inaccuracy fine of $968,000. The described tax assessment is based on DIAN’s position that HDC understated its asset base for tax purposes in its 2001 Colombian tax return. The basis for DIAN’s position is that HDC had “productive” assets in 2001, namely the Alcaravan and Bolivar Association Contracts that should have been included in HDC’s asset base calculation. In August 2005, HDC filed its response to the tax assessment through the institution of a formal administrative proceeding. DIAN must respond within one year. HDC intends to complete the administrative proceeding and object to DIAN’s conclusions on the following grounds: (a) Colombian statutes require that the asset base for PIT be calculated as of the end of the year preceding the tax year in question; and (b) as of the year ended December 31, 2000, the Alcaravan and Bolivar contracts were not productive assets for tax purposes. HDC faced a similar issue for its 2000 Colombian tax return. HDC refuted DIAN’s claim based on the arguments presented above, and ultimately the 2000 Colombian tax return issues were resolved in Global’s favor. HDC has engaged the same outside lawyers and tax consultant to assist in this matter as were engaged in the 2000 tax return matter. Accordingly, Harken believes that any liability to Harken or its consolidated companies as a result of the tax assessment will not have a material adverse effect on Harken’s operations or financial condition.

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

Harken provides for reserves related to contingencies when a loss is probable and the amount is reasonably estimable. Harken and its consolidated companies currently are involved in various other lawsuits and other contingencies, which in management’s opinion, will not result in a material adverse effect upon Harken’s financial condition or operations taken as a whole.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K/A (Amendment No. 3) for the year ended December 31, 2004. Certain statements made in our discussion may be forward looking. Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. These risks, uncertainties, and other factors include, among others, the risks described in our Annual Report on Form 10-K/A, as amended, for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission, as well as other risks described in this Quarterly Report. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing Harken Energy Corporation and its consolidated subsidiaries on a consolidated basis.

OVERVIEW

We are an independent oil and gas exploration, exploitation, development, production and trading company operating both internationally and domestically. Our operations are divided into four operating segments. Our domestic operations are conducted through our wholly-owned subsidiary, Gulf Energy Management Company (“GEM”). GEM’s operations consist of crude oil and natural gas exploration, exploitation, development, production and acquisition efforts in the United States located principally in the onshore and offshore Gulf Coast regions of South Texas and Louisiana, as well as coal bed methane exploration and development activities in Indiana and Ohio. Global Energy Development PLC (“Global”) crude oil operations consist of activities in Colombia, Panama and Peru. During 2004, we invested in International Business Associates, Ltd. (“IBA”), which comprises our third segment. IBA is in the initial stages of operations and focuses primarily on opportunities created by the deregulation of the energy markets in Eastern Europe by seeking to trade energy futures or other energy based contracts in Hungary. During the first six months of 2005, IBA has engaged in minimal trading of natural gas futures contracts in the United States. Our fourth operating segment, (“HEC Corporate”), operates and manages our investments in GEM, Global and IBA. HEC Corporate also manages public company compliance and may seek to raise financing through the issuance of debt, equity and convertible debts instruments, if needed, for the utilization of acquisition and development opportunities as they arise.

Our revenues are primarily derived from production from GEM and Global’s oil and gas properties. GEM’s natural gas and crude oil properties are all located in the United States, and GEM operates approximately 40% of those properties. The remaining 60% are operated under contract with third parties. Global operates 100% of its crude oil producing properties, which are all located in Colombia. Our revenues are primarily a function of the oil and gas volumes produced and the prevailing commodity price at the time of production, and certain quality and transportation discounts. The commodity prices for crude oil and natural gas as well as the timing of production volumes have a significant impact on our operating income. From time-to-time GEM enters into hedging contracts to reduce its exposure to declines in market prices.

GEM represented approximately 52% of our consolidated oil and gas revenues during the six months ended June 30, 2005. During this period, GEM’s oil and gas revenues were comprised of approximately 45% oil sales and 55% natural gas sales. Substantially all of GEM’s production is concentrated in four oil and gas fields along the onshore and offshore Texas and Louisiana Gulf Coast. During March 2005, GEM entered into two separate Exploration and Development Agreements for the joint exploration and production of Coalbed Methane in prospect areas consisting of 400,000 acres in Ohio and 400,000 acres in Indiana.

Revenues from Global are derived solely from their Colombian oil production. During the six months ended June 30, 2005, Global sold 233,000 net barrels of oil (after royalties and the Cajaro working interest allocation) in Colombia, which sales generated oil revenues of approximately $9.1 million and represented approximately 48% of our consolidated oil and gas revenues. Global’s activities in Panama and Peru, thus far, have been limited to technical evaluations of potential exploration areas.

During the six months ended June 30, 2005, IBA traded natural gas futures in the United States. IBA’s net loss of $1 million and $2 million, respectively, for the three and six month periods ended June 30, 2005 is primarily related to IBA’s overhead costs and foreign currency losses and is included in our Consolidated Condensed Statement of Operations.

During the six months ended June 30, 2005 we sold certain of our common shares of Global in exchange for total cash consideration, net of fees, of approximately $26 million. These sales of shares decreased our share holdings percentage in Global by approximately 31%. We owned approximately 62% of Global’s issued common shares as of June 30, 2005. In accordance with APB Opinion 18 (As Amended) “The Equity Method of Accounting for Investments in Common Stock” and as a result of the sale of these shares during the six months ended June 30, 2005, we recognized a gain of approximately $20.3 million equal to the amount by which the total proceeds exceeded our proportionate carrying value of Global.

Since December 31, 2004, the price of Global’s common shares, which are listed on the AIM Exchange in London, has increased from 153 UK pence to 223 UK pence as of June 30, 2005. Three institutional investors have taken a position in Global’s common shares during this same period, and the estimated fair market value of Harken’s investment in Global increased from approximately $50 million(1) at December 31, 2004 to approximately $60 million(2) at June 30, 2005.

(1)	Estimated fair market value of $50 million is calculated as the number of Global common shares held by Harken (not including the outstanding warrants held by Lyford to purchase up to 7,000,000 shares of Global held by us) multiplied by Global’s share price and the exchange rate at December 31, 2004 (23,949,930 shares less 7,000,000 warrants multiplied by 153 UK pence per share at 1.916 exchange rate).
(2)	Estimated fair market value of $60 million is calculated as the number of Global common shares held by Harken (not including the outstanding warrants held by Lyford to purchase up to 7,000,000 shares of Global held by us) multiplied by Global’s share price and the exchange rate at June 30, 2005 (21,805,143 shares less 7,000,000 warrants multiplied by 223 UK pence per share at 1.793 exchange rate).

OPERATING HIGHLIGHTS

During 2005, GEM and Global are concentrating on the exploration and development of their oil and gas assets and energy-based growth opportunities. GEM’s 2005 capital expenditure budget was originally estimated to be $16 million. As of June 30, 2005 GEM has spent approximately $4.8 million of its capital expenditure budget. As of June 30, 2005, Global has incurred approximately $6.5 million of its estimated 2005 $18 million capital expenditure budget. Lack of availability of equipment and drilling rigs has led to delays in

GEM and Global’s 2005 drilling schedules. GEM and Global expect to fund these capital expenditures through available cash on hand and through projected cash flow from operations in 2005. Possible weakening commodity prices, a decline in drilling success or substantial delays in bringing on production from wells drilled could cause GEM and Global to reduce their 2005 drilling plans. The majority of our planned capital expenditures for 2005 are discretionary, and as a result, will be curtailed if sufficient funds are not available.

GEM’S OPERATIONS:

As of June 30, 2005, GEM’s net domestic production rate was at approximately 7,295 million cubic feet equivalent of natural gas per day. In addition, new production initiated subsequent to June 30, 2005 has increased this rate to approximately 7,631 million cubic feet equivalent of natural gas per day related to two wells completed in the second quarter 2005. The following field data updates the status of GEM’s domestic operations through the end of June 2005.

Lapeyrouse Field, Terrebonne Parish – Louisiana

GEM continues to participate in an active field redevelopment program that has included an interest in seven successful wells in the Lapeyrouse field since the fourth quarter of 2003. GEM holds an average non-operated working interest of 8.2% in seven wells in this field. Although two workovers attempted to remedy certain mechanical problems in the second quarter 2005 were unsuccessful, two additional workovers and one well deepening are scheduled in the field for the third quarter 2005. An eighth well was completed and began producing in May 2005. A ninth well was spudded in June 2005 with a target depth of about 15,000 feet true vertical depth. Currently, the well is still drilling with intermediate casing set to approximately 14,100 feet and has already logged one productive sand behind pipe. GEM holds an approximately 39% operated working interest in this ninth well.

Main Pass, Plaquemines Parish – Louisiana

During the second quarter of 2005, GEM commenced a major overhaul and rebuild of an additional compressor for the field that has been off-line for the past four years. This investment in the unit was an effort to increase gas lift in the Main Pass Field and should permit GEM to return certain wells to production. Currently, the unit is still undergoing a testing period, however, the added capacity had already increased field production in July 2005 by approximately 100 bopd with an expectation of additional production from the additional shut-in wells. GEM holds an average 90% working interest in the Main Pass field. GEM continues its geological and geophysical study in the area, utilizing the recently acquired license to 21 square miles of 3D seismic data, covering the area held by production leases.

Raymondville Field, Willacy and Kenedy Counties – Texas

In 2005, GEM participated in an active recompletion campaign in this field with little success. It is expected that field production has peaked and will continue to decline. GEM has an average 27% non-operated working interest in this field.

Lake Raccourci Field, Lafourche Parish – Louisiana

GEM holds a 40% operated working interest in each of its Lake Raccourci wells. GEM is presently seeking industry partners to drill a field extension well. This prospect is a result of continuing interpretation of GEM’s 60 square mile reprocessed 3D seismic database.

New 3D Seismic Licenses Acquired – Louisiana

GEM continues to evaluate seismic licenses acquired in the fourth quarter of 2004 covering approximately 155 square miles of 3D seismic data in three different surveys across south Louisiana. The largest database is in Terrebonne Parish and includes approximately 70 square miles. Approximately 56 square miles is in Cameron Parish, and approximately 29 square miles in Iberville Parish. A number of leads have developed in this continuing study. GEM is in the process of cataloging and prioritizing the seismic data.

South Beach Field, Chambers County – Texas

GEM has a non-operated working interest of 10% in this area. The initial well was drilled to a true vertical depth of 10,750 feet and completed in the fourth quarter of 2004. GEM also participated in a second well drilled during the first quarter of 2005. Production facilities and a pipeline were essentially completed in the second quarter of 2005, but as of August 9, 2005, production on the well had not commenced pending tie-in with the transmission company now expected in the third quarter of 2005.

Branville Bay Field, Plaquemines Parish – Louisiana

GEM has a non-operated working interest of 12.5% in this area. The initial well was drilled to a total depth of 7,400 feet in the fourth quarter of 2004. The well was completed in the two logged productive sands, and production began in February 2005. A second well which was completed to a total depth of 8,000 feet is currently awaiting pipeline connection expected in the third quarter of 2005.

Point-a-la-Hache Field, Plaquemines Parish – Louisiana

The initial well, State Lease 18077 #1, was drilled to a true vertical depth of 10,300 feet in mid- December 2004. The well was logged productive, completed and tested in the lower sand of two sands that both logged productive. The well began producing in July 2005. GEM maintains a 25% operated working interest in the area.

Allen Ranch Field, Colorado County – Texas

The initial well, the Hancock Gas Unit #1, was drilled to a measured depth of 16,983 feet in late January 2005. The well was productive in four sands and first production began in April 2005. GEM owns an 11.25% non-operated working interest in the area.

Southeast Nada Field, Colorado County – Texas

GEM has a 17% non-operated working interest in this area. The initial well, the Popp et al #1, was drilled to a measured depth of 10,030 feet in late March 2005. The well was logged productive in two sands and began producing in May 2005.

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

On the Indiana Prospect, GEM elected to drill an additional core hole and expand the scope of the work, and as such has funded $446,000 for Phase I. The last core hole was finished at the beginning of July 2005. Gathered data is being processed and analyzed. Following a report and evaluation of the cores, an election by GEM with regard to Phase II for pilot well drilling will most likely take place late in the third quarter of 2005.

On the Ohio Prospect, funding of the work for Phase I of $284,200 is expected to occur in the third quarter of 2005. We expect to move a rig during August 2005, and GEM expects the core drilling and data gathering to be completed by early fourth quarter of 2005.

GLOBAL’S OPERATIONS:

In April 2005, Global entered into a new crude oil sales contract with Petrobras Colombia Limited, a subsidiary of Petrobras, the state oil company of Brazil, with an effective date of May 1, 2005. The non-exclusive contract offers Global improved terms through a reduced quality adjustment levy. Quality adjustment levies can fluctuate daily based upon market conditions and slight variances in production blend. The contract is for an initial one year period with an automatic renewal unless advance notice is received from either party and covers all crude oil production from Global’s Palo Blanco, Anteojos, Rio Verde, Torcaz and Bolivar fields in Colombia, net of royalties paid to the Colombian government and Ecopetrol’s portion of production from one well, the Cajaro #1.

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

If Global elects to enter Phase 2 of the contract, the company must acquire approximately 4,800 square kilometers of micro-magnetic geophysical data in and around the Bretaña field and elsewhere throughout Block 95. Phase 2 has a time period of 12 months. Should Global elect to enter Phase 3 it will be required to drill one exploratory well within 24 months. Phase 4 of the exploration period has a duration of 12 months and requires the acquisition of 75 square kilometers of 3 dimensional seismic, while Phases 5 and 6 both have a duration of 12 months and require the drilling of one exploratory well per phase. Global currently expects to drill its first well under this License Contract in the identified Bretaña field in late 2006 or early 2007 and follow this with an exploratory well elsewhere in the License Contract area in late 2008.

In May 2005, Global signed a new exclusive Technical Evaluation Agreement (“TEA”) with the National Hydrocarbons Agency of the Republic of Colombia for the evaluation of potential hydrocarbons resources in the Valle Lunar area located in the established Llanos Basin of eastern Colombia. The total acreage covered by the TEA is approximately 2.1 million acres.

The Valle Lunar area has been subject to prior exploration activity by an international petroleum company in 1981 with two exploration wells reported as productive at that time. The Valle Lunar TEA targets medium heavy oil deposits and grants Global the exclusive option to sign a future Exploration and Production Concession contract, typically 25 years in duration, for acreage within the TEA area that Global identifies as prospective and suitable for exploratory drilling and production operations. The TEA duration is 16 months.

The TEA requires Global to complete within 12 months the reprocessing and interpretation of 800 linear kilometers of existing 2D seismic and certain other geophysical measurements and analysis, including the acquisition of aeromagnetic data.

In May 2005, Global commenced work to acquire approximately 56 kilometers of new 2D seismic within its Rio Verde Exploration and Production Contract in Colombia. The seismic is being acquired around the two producing wells located on the Rio Verde acreage, the Tilodiran #1 and Macarenas #1, in order to evaluate and then proceed with the drilling of additional wells within the contract area. In addition, a proportion of the seismic is being acquired elsewhere in the contract area to consider future exploratory wells. The new seismic will be processed alongside with the reprocessing of 300 kilometers of existing seismic as required under the terms of the contract.

CAPITAL STRUCTURE

Effect of Convertible Debt and Equity Instruments on Dilution

As of June 30, 2005, we had total cash of $35 million and working capital of approximately $41 million. We had approximately $61 million in shareholders’ equity at June 30, 2005.

At June 30, 2005, if our outstanding convertible debt and equity instruments were exercised and/or converted, we would issue the following amount of our common stock:

	Conversion / Exercise Price (a)	Common Stock
5% Convertible Notes	$0.52	10,086,538
Series J Preferred	$0.85	5,882,353
Series M Preferred	$0.59	8,474,576
Series G1 Preferred	$12.50	111,400
Series G2 Preferred	$3.00	66,667
Series G4 Preferred	$2.00	3,875,850
Series L Common Stock Warrants	$0.67	3,712,049
Series M Common Stock Warrants	$0.57	4,385,965

Common Stock Potentially Issued Upon Conversion / Exercise		36,595,398

(a)	Certain conversion and exercise prices are subject to adjustment under certain circumstances. At June 30 2005, we had 38,000,000 shares reserved for issuance upon conversion of the convertible debt and equity instruments in the table above.

Global Warrants Held by Outside Parties

In 2002, we received the proceeds of a 10% Term Loan (the “Investor Term Loan”) in the aggregate principal amount of $5,000,000 to Lyford Investments Enterprises Ltd. (“Lyford”) in exchange for a loan of $5,000,000 cash.

Also in 2002, as additional consideration for the Investor Term Loan, as amended, we issued to Lyford warrants (the “Lyford Warrants”) to purchase up to 7,000,000 shares of Global held by Harken at a price of 50 UK pence per share. In August 2002, Global issued to its minority shareholders warrants to purchase shares of Global stock at 60 UK pence per share (the “Minority Shareholder Warrants”). During the six months ended June 30, 2005, certain Global minority owners exercised their warrants to purchase approximately 335,000 shares of Global common stock at 60 UK pence per share. At June 30, 2005, a total of approximately 165,000 Minority Shareholder Warrants remain outstanding. The warrants would have expired in August 2005. As of August 9, 2005, all remaining warrants held by Global’s minority interest owners had been exercised prior to their expiration. The Lyford Warrants expire in October 2005. Global’s shares are traded on the Alternative Investment Market of the London Stock Exchange (“AIM”). Under generally accepted accounting principles in the United States (“US GAAP”), we are required to record the Minority Shareholder Warrants and the Lyford Warrants (collectively referred to as “Global Warrants held by Outside Parties”) as derivatives in accordance with the Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 133 requires us to record the estimated fair value of the warrants as a liability at issuance and to adjust the liability to estimated fair value each period with any changes in value reflected in earnings. The fair value of the Global Warrants held by Outside Parties was calculated by a third party firm, using the Black-Scholes pricing model, based primarily on the underlying market price of Global’s common stock.

During the six months ended June 30, 2005, there was a 46% increase in Global’s common share price from approximately 153 UK pence at December 31, 2004 to approximately 223 UK pence at June 30, 2005. During the three and six months ended June 30, 2005, we recorded an unrealized loss of $4.4 million and $8.2 million relating to the increase in value of the Global Warrants held by Outside Parties. As of June 30, 2005, the fair value of the Global warrant liability was estimated to be approximately $22.3 million. In 2005 and prior to the expiration of the Global Warrants held by Outside Parties, we could recognize additional losses if Global’s share price increases and possible gains if Global’s share price decreases. Our earnings could continue to fluctuate by material amounts until the warrants expire in October 2005. We anticipate that the Global Warrants held by Outside Parties will be exercised prior to expiration which will dilute our ownership in Global but will not require a cash outlay from us to settle the $22.3 million Global Warrant Liability that is reflected on our Consolidated Condensed Balance Sheet at June 30, 2005.

Global Warrants held by Harken

As part of Global’s August 2002 issuance of warrants to its shareholders, Global issued to us warrants to purchase 6,487,481 shares of Global’s stock at 60 UK pence per share. In June 2005, we exercised all of our outstanding warrants to purchase 6,487,481 ordinary shares of Global for total cash consideration of approximately $7.1 million. These warrants had an expiration date of August 8, 2005.

Global Share Options

In addition to the Global warrants described above, certain employees and directors of Global hold options to purchase 3,895,000 shares of Global’s common stock at June 30, 2005. During the third quarter of 2004, the board of directors of Global amended the Global share option plan to allow for the cashless exercise of options granted to employees under the plan. In accordance with Accounting Principles Board Opinion No 25, Accounting for Stock Issued to Employees, as interpreted by Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the modification resulted in variable plan accounting for the Global share option plan. Accordingly, since the Global share price is greater than the option exercise price, variable plan accounting requires compensation expense (or benefit) to be recognized for changes in Global’s share price for all options outstanding under the plan. Unrecognized compensation costs relating to the unvested options are recorded over the remaining vesting period.

During the first six months of 2005, Global recorded share-based compensation expense of approximately $4.5 million attributable to the unexercised options as a result of the increase in the Global share price during the period from December 31, 2004 to June 30, 2005.

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

Sale of Global Common Shares

During the six months ended June 30, 2005, we sold certain of our common shares in Global in the market place for cash consideration, net of fees, of approximately $26 million, which helped to contribute to the reduction of our share holdings in Global from approximately 85% to 62% of Global’s issued common shares at June 30, 2005. Approximately $6.5 million of these proceeds were recorded in Accounts Receivable in the Consolidated Condensed Balance Sheet at June 30, 2005 and were subsequently received as cash in July 2005.

Potential Change in Our Ownership of Global

As of June 30, 2005 and August 9, 2005, we hold approximately 62% of Global’s issued common stock. Our share holdings in Global may be reduced if the remaining warrants and options described above are exercised. As of August 9, 2005, the following Global warrants and options were outstanding:

Lyford Warrants (50 UK pence)	7,000,000	(a)
Minority-Shareholder Warrants (60 UK pence)	0	(a)
Global employee stock options (50 UK pence)	3,055,000	(b)
Global employee stock options (54 UK pence)	60,000	(b)
Global employee stock options (151 UK pence)	780,000	(b)

(a)	At June 30, 2005, these warrants were recorded as a liability of $22.3 million in the Consolidated Condensed Balance Sheet.
(b)	At June 30, 2005, these options were recorded as a liability of $9.8 million in the Consolidated Condensed Balance Sheet.

If all remaining Global warrants held by outside parties and stock options were exercised as of August 9, 2005, our fully-diluted share holdings of Global’s issued and outstanding ordinary common shares could decrease from 62% to approximately 38%.

Significant Ownership of our Stock

As of August 9, 2005, Lyford beneficially owned approximately 30% of the combined voting power of our common stock. Lyford is in a position to exercise significant influence over the election of our board of directors and other matters.

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

Derivative Instruments— We are exposed to the risk of fluctuations in crude oil and natural gas prices. To reduce the impact of this risk in earnings and to increase the predictability of our cash flow, from time to time we enter into certain derivative contracts, primarily option floors for a portion of our North American oil and gas operations. As required by SFAS 133, we are required to record all derivative contracts at fair value on our balance sheet. Changes in fair value are required to be recorded in income or income and other comprehensive income, depending on the hedging designation and the hedge effectiveness. Our estimates of fair value are based on market quotes from third parties. While the fair values of our derivatives have fluctuated significantly, our estimates of fair value have historically been consistent with the settlement amounts.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued Statement 123 (revised 2004), “Share-Based Payment”, (“SFAS 123 (R)”), that will require compensation costs related to share-based payment transactions (e.g., issuance of stock options and restricted stock) to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation costs will be recognized over the period that an employee provides service in exchange for the award. SFAS 123 (R) replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” For Harken, SFAS 123 (R), as amended by SEC release 34-51558, is effective for the first annual reporting period beginning after June 15, 2005 and is applicable only to new awards or awards that have been modified, repurchased or cancelled after the effective date. Harken is evaluating the impact this new Standard will have on the Company.

On March 3, 2005, the FASB issued FASB Staff Position (“FSP”) FASB Interpretation No. (“FIN”) 46(R)-5, “Implicit Variable Interest Under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities.” FSP FIN 46(R)-5 addresses whether a reporting enterprise has an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist and covers issues that commonly arise in leasing arrangements among related parties, as well as other type of arrangements among related parties and unrelated parties. This FSP is effective for the first reporting period after March 3, 2005 and its adoption did not have a material effect on our financial statements.

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

On May 30, 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle, including voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. In accordance with the new standard, changes in accounting standards are retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been applied. The cumulative effect of the change is reflected in opening retained earnings. The adoption of SFAS 154 will not have a material effect on our financial position or results of operations.

RESULTS OF OPERATIONS

For the purposes of discussion and analysis, we present a summary of our consolidated condensed results of operations followed by a more detailed discussion and analysis of our segments.

Consolidated Condensed Statement of Operations Comparisons

Net income / (loss) and per-share amounts for each of the three-month and six-month periods ended June 30, 2004 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars, except per-share amounts)	2004	2005	2004	2005
	(unaudited)		(unaudited)
Net income / (loss)	$(12,025)	$15,688	$(10,514)	$9,472
Net income / (loss) attributed to common stock	$(11,491)	$15,691	$(8,082)	$9,081
Net income / (loss) per share -
Basic	$(0.06)	$0.07	$(0.04)	$0.04
Diluted	$(0.06)	$0.07	$(0.04)	$0.04

The primary components of our net income for the periods ended June 30, 2005 compared to the net loss for the three-month and six-month periods ended June 30, 2004 are as follows:

	Favorable (Unfavorable) Variance
(Thousands of dollars)	Three Months Ended June 30, 2005 compared to Three Months Ended June 30, 2004	Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004
GEM operating profit (1)	$325	$1,049
Global operating profit (2)	2,683	2,544
IBA operating loss (3)	(16)	(130)
General and administrative expenses, net	(1,040)	(2,133)
Depreciation and amortization	(347)	(313)
Share-based compensation	(2,448)	(4,468)
Increase in Global warrant liability	8,029	4,283
Accretion expense	12	22
Interest expense and other, net	(325)	(718)
Gains from extinguishments of debt	—	(325)
Gain on sale of subsidiary stock	20,344	20,344
Gain on investment	—	(990)
Income tax expense	30	(84)
Other	466	905

	$27,713	$19,986

(1)	GEM’s operating profit is calculated as oil and gas revenues less oil and gas operating expenses.
(2)	Global’s operating profit is calculated as oil revenues less operating expenses, before reduction for minority interest.
(3)	IBA’s operating loss reflects net trading losses and expenses. IBA’s operating loss for the three-month and six-month periods ended June 30, 2005 is classified in Interest and Other Income in the Consolidated Condensed Statement of Operations.

GEM Operating Profit, Global Operating Profit and IBA Operating Loss

The following is our discussion and analysis of certain significant factors which have affected our earnings and balance sheet during the periods included in the accompanying consolidated condensed financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(unaudited)		(unaudited)
Operating Revenues
GEM Exploration and Production Operations
Gas sales revenues	$3,139,000	$2,708,000	$5,295,000	$5,354,000
Gas volumes in mcf	526,000	365,000	937,000	761,000
Gas price per mcf	$5.97	$7.42	$5.65	$7.04
Oil sales revenues	$1,859,000	$2,179000	$3,619,000	$4,368,000
Oil volumes in barrels	49,000	43,000	100,000	89,000
Oil price per barrel	$37.94	$50.67	$36.19	$49.08

Global Exploration and Production Operations
Oil sales revenues	$2,997,000	$6,581,000	$5,524,000	$9,103,000
Oil volumes in barrels	102,000	155,000	200,000	233,000
Oil price per barrel	$29.38	$42.46	$27.62	$39.07

Other Revenues, net
Interest income	$33,000	$142,000	$52,000	$232,000
Other income	$11,000	$7,000	$42,000	$21,000
IBA Trading Losses	$—	$(16,000)	$—	$(130,000)

For the quarter ended June 30, 2005 compared with the quarter ended June 30, 2004

GEM Operating Results:

GEM’s oil and gas revenues during the second quarter of 2005 relate to the operations in the onshore and offshore areas of the Texas and Louisiana Gulf Coast. During the quarter ended June 30, 2005, GEM’s oil and gas revenues decreased 2% to approximately $4.9 million compared to $5.0 for the prior year period primarily due to the decrease in sales and production volumes in the second quarter of 2005 as compared to the prior year period due to accelerated declines in certain field productivity in the Raymondville field. Mitigating this decrease in revenues was an increase in average oil and gas commodity prices received as compared to the prior year period.

GEM’s gas revenues decreased 14% to approximately $2.7 million during the second quarter 2005 compared to approximately $3.1 million for the second quarter 2004. GEM received an overall average price of $7.42 per Mcf of gas during second quarter 2005 compared to $5.97 per Mcf received during second quarter 2004. Gas production decreased 31%, affected principally by a substantial reduction in production associated with GEM’s interests in the Raymondville field. Despite an active recompletion campaign at Raymondville, field production peaked in 2004 and is expected to continue to decline. This production decline from the Raymondville field was slightly offset by GEM’s new production from wells drilled under GEM’s capital expenditure plan.

GEM’s oil revenues increased 17% to approximately $2.2 million during the second quarter 2005 compared to approximately $1.9 million during the second quarter 2004 due to an increase in oil prices received during the six months ended June 30, 2005 which averaged $50.67 per barrel compared to $37.94 per barrel in the prior year period. Mitigating the increase in oil revenues was a decline in production of 12% related primarily to normal production declines.

GEM’s oil and gas operating expense decreased 28% to approximately $1.1 million during the second quarter of 2005 compared to approximately $1.6 million during the second quarter 2004 primarily due to lower production volumes slightly offset by the effects of demand driven price increases for oilfield services and equipment associated with increased oilfield activity.

Global Operating Results:

During the second quarter 2005 as compared to the second quarter 2004, Global has experienced increased oil revenues, operating expenses and oil volumes. Global’s revenues relate to its oil operations in Colombia, South America. Global’s second quarter 2005 revenue primarily is related to production from its Bolivar, Alcaravan and Bocachico Association Contract Areas along with new production from its Rio Verde Exploration and Production Concession Contract. In 2004, Global was advised of Ecopetrol’s intent to declare the Cajaro #1 well commercial pursuant to the Alcaravan Contract terms. As of August 9, 2005, Global and Ecopetrol continue to negotiate the terms of Ecopetrol’s commerciality declaration, including the extent of the commercial area and the potential need for unitization of the Cajaro #1 commercial area and a portion of Global’s Los Hatos Contract which is adjacent to the Alcaravan Contract area. As a result, Global’s net revenue interest in the production from the Mirador discovery on the Cajaro #1 well, has been affected by Ecopetrol’s declaration of commerciality. Beginning in late 2004, Global began allocating its oil production from Cajaro #1, after royalties of 8%, 50% to Ecopetrol and 50% to Global.

Global’s oil revenues increased to approximately $6.6 million during second quarter 2005 as compared to $3.0 million in the second quarter 2004. Oil sales volumes increased 52% from approximately 102,000 net barrels during the second quarter 2004 to approximately 155,000 net barrels (after royalties and Cajaro’s working interest allocation) during the three months ended June 30, 2005. Increased oil sales volumes were a result of improved well performance and successful workovers. Global’s average oil commodity prices increased 45% to $42.46 during the quarter 2005 compared to $29.38 during the second quarter 2004.

Global’s operating expenses have increased 151% from approximately $595,000 for second quarter 2004 to approximately $1.5 million for second quarter 2005 primarily due to equipment rentals and diesel fuel costs due to increased production volumes from certain wells in the second quarter of 2005. These wells include the Tilodiran, the Macarenas, and the Estero #4 and Estero #5 wells. Diesel fuel costs have risen with the increase in price of crude oil.

In April 2005, Global entered into a new crude oil sales contract with Petrobras Colombia Limited, a subsidiary of Petrobras, the state oil company of Brazil, with an effective date of May 1, 2005. The non-exclusive contract offers Global improved sales terms through a reduced quality adjustment levy, and Global anticipates an approximate $3.00 quality-adjustment increase in the net well-head price Global receives per barrel. Quality adjustment levies can fluctuate daily based upon market conditions and slight variances in production blend. The contract is for an initial one year period with an automatic renewal unless advance notice is received from either party and covers all crude oil production from Global’s Palo Blanco, Anteojos, Rio Verde, Torcaz and Bolivar fields in Colombia, net of royalties paid to the Colombian government and Ecopetrol’s portion of production from one well, the Cajaro #1.

IBA Operating Results:

IBA began trading natural gas contracts in the United States during late 2004 and continued its trading activities during the period ended June 30, 2005. IBA incurred net trading losses of approximately $16,000 for the three months ended June 30, 2005. Also during second quarter 2005, IBA incurred $10,000 of trading expenses associated with the mark to market of its outstanding derivative contracts as of June 30, 2005. IBA’s net operating losses for the three months ended June 30, 2005 are classified in Interest and Other Income in the Consolidated Condensed Statement of Operations.

Interest and Other Income, net

Interest income increased primarily due to increased cash balances in the second quarter of 2005 compared to the second quarter of 2004.

Other Costs and Expenses

General and administrative expenses increased to $3.1 million during second quarter 2005 as compared to $2.1 million for second quarter 2004 due primarily to the consolidation of IBA. IBA’s general and administrative expenses for the three months ended June 30, 2005 totaled approximately $665,000. Additional public company regulatory compliance efforts and additional personnel also contributed to the increased general and administrative costs in second quarter 2005 as compared to the prior year period.

Depreciation and amortization expense increased 12% during second quarter 2005 compared to second quarter 2004 primarily due to higher production volumes for Global coupled with increased depreciation and amortization rates for both GEM and Global due to higher anticipated future development costs. Increased industry drilling activity has increased anticipated rig and other drilling costs. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

Interest expense and other increased during the second quarter of 2005 compared to the prior year period. During the second quarter of 2005, IBA expensed a foreign currency loss of approximately $378,000 associated with certain of its cash balances held in Euros and Hungarian Forints. Because all material transactions in IBA’s operations are denominated in U.S. dollars, the U.S dollar is the functional currency for IBA’s operations. During the second quarter 2005, Global recorded a foreign currency gain of approximately $340,000. Also during the second quarter 2005, GEM recorded $36,000 of expense associated with the mark to market of its outstanding natural gas option floor contract and its crude oil option floor contract.

Share-Based Compensation Expense

During the second quarter of 2005, Global recorded share-based compensation expense of approximately $2.4 million attributable to the unexercised options, which as a result of the increase in the Global share price during the three months ended June 30, 2005. Global’s share option plan was not accounted for as a variable plan during the prior year period.

Global Warrant Liability

We engaged a third party firm to determine the fair value of the Global Warrants held by Outside Parties, which is based in part, on the underlying share price of Global’s common stock. During the second quarter 2005, Global’s common share price increased, and we recognized a loss in the three months ended June 30, 2005 of $4.4 million for the increase in the fair value of the Global Warrants held by Outside Parties. During the prior year period, we recognized a loss of $12.4 million for the increase in the fair value of the Global Warrants held by Outside Parties as of June 30, 2004. As noted earlier, our earnings could continue to fluctuate by material amounts until the warrants expire in August and October 2005. We anticipate that the Global Warrants held by Outside Parties will be exercised prior to their expiration, which will dilute our ownership in Global.

Gain on Sale of Subsidiary Stock

During the three months ended June 30, 2005, we sold certain of our common shares of Global, at market price at the date of sale, in exchange for cash consideration, net of fees, of approximately $26 million. These sales of shares helped to contribute to a decrease in our ownership of Global to approximately 62% as of June 30, 2005. In accordance with APB Opinion 18 (As Amended), “The Equity Method of Accounting for Investments in Common Stock” and, as a result of the sale of these shares, we recognized a gain of approximately $20 million equal to the amount by which the total sale proceeds exceeded our proportionate carrying value of Global. We may continue to sell shares of Global in the future which could result in additional gains and losses.

Accrual of Dividends Related to Preferred Stock

All of our preferred stock issuances require us to accrue dividends. Dividends related to all of our preferred stock issuances are cumulative, and may be paid in cash or common stock, at our option. We accrue the dividends at their cash liquidation value and reflect the accrual of dividends as a reduction in net income/(loss) to arrive at net income/(loss) attributed to common stock.

Accruals of dividends related to preferred stock for the three month periods ended June 30, 2004 and 2005 are as follows:

	Three Months Ended June 30,
	2004	2005
Series G1	$591,000	$28,000
Series G2	55,000	4,000
Series G3	18,000	—
Series G4	152,000	155,000
Series J	43,000	62,000
Series L	18,000	—
Series M	—	50,000

Total	$877,000	$299,000

Exchange of Preferred Stock

In April 2004, we issued 77,517 shares of the Series G4 Preferred in exchange for 1,000 shares of the Series G1 Preferred and 23,000 shares of the Series G2 Preferred and $2.4 million in cash. We reflected the difference between the face amount of the Series G1 Preferred and the Series G2 Preferred, plus the $2.4 million in cash, less transaction fees, and the fair value of the Series G4 Preferred shares issued as Exchange on Preferred Stock, of approximately $337,000 as an increase to Net Income Attributed to Common Stock for the three months ended June 30, 2004.

Payment of Preferred Stock Dividends

We account for the payment of our Series G1 Preferred, Series G2 Preferred and Series G4 Preferred stock dividends with shares of our common stock as a debt extinguishment in accordance with APB 26. In June 2004 and 2005 we paid the Series G1 Preferred, Series G2 Preferred and Series G4 Preferred dividends accrued as of June 30, 2004 and June 30, 2005 with approximately 130,700 and 162,000 shares, respectively, of our common stock. The difference between the carrying value of the preferred stock dividend liability at June 30, 2004 and June 30, 2005, approximately $1.3 million and $374,000, respectively, and the fair market value of shares of Harken common stock issued in payment of the liability, approximately $69,000 and $71,000, respectively, is recognized as a Payment of Preferred Stock Dividends in the Consolidated Condensed Statement of Operations for the three months ended June 30, 2004 and 2005 as a $1.2 million and $302,000 increase, respectively, to Net Income Attributed to Common Stock.

For the six months ended June 30, 2005 compared with the six month ended June 30, 2004

GEM Operations:

During the six months ended June 30, 2005, GEM’s oil and gas revenues increased 9% to approximately $9.7 million compared to approximately $8.9 million for the prior year period due to the increase in both oil and gas prices as compared to the prior year period.

GEM’s gas revenues remained flat at approximately $5.3 million during the six months ended June 30, 2005 compared to the first six months of 2004. GEM received an overall average price of $7.04 per Mcf of gas during the six months ended June 30, 2005 compared to $5.65 per Mcf received during the first six months of 2004.

GEM’s oil revenues increased 21% to approximately $4.4 million during the six months ended June 30, 2005 compared to approximately $3.6 million during the first six months of 2004 due to an increase in oil prices. This increase is due to GEM’s oil prices received during the six months ended June 30, 2005 which averaged $49.08 per barrel compared to $36.19 per barrel in the prior year period.

GEM’s oil and gas operating expense decreased 8% to approximately $2.6 million during the six months ended June 30, 2005 compared to approximately $2.9 million during the six months ended June 30, 2004, primarily due to a decrease in oil and gas sales volumes.

Global Operations:

Global revenues during the first six months of 2005 relate to Global’s oil operations in Colombia. Global’s Colombian oil revenues increased 65% from $5.5 million during the first six months of 2004 to $9.1 million during the first six months of 2005, due to increased oil prices, which averaged $39.07 per barrel during the first six months of this year compared to $27.62 per barrel during the first six months of 2004 along with increased oil production. Global’s oil production volumes increased 17% during the first six months of 2005 compared to the prior year period primarily due to the new production from the Tilodiran #1, Macarenas #1 and Estero #5 wells, mitigated by normal production declines.

Global’s operating expenses increased 87% from $1.2 million during the first six months of 2004 to $2.2 million for the first six months of 2005, primarily due to higher diesel fuel and equipment rental costs.

IBA Operating Results:

IBA began trading natural gas contracts in the United States during late 2004 and continued its trading activities during the six months ended June 30, 2005. IBA incurred net trading losses of approximately $130,000 for the six months ended June 30, 2005. Also during the first six months of 2005, IBA incurred $13,000 of trading expenses associated with the mark to market of its outstanding derivative contracts as of June 30, 2005. IBA’s net operating losses for the six months ended June 30, 2005 are classified in Interest and Other Income in the Consolidated Condensed Statement of Operations.

Interest and Other Income

Interest and other income increased during the first six months of 2005 compared to the prior year period due primarily to the increase in cash balances during the first six months of 2005.

Other Costs and Expenses

General and administrative expenses increased 58% from $3.6 million during the first six months of 2004 compared to $5.8 million in the first six months of 2005 due primarily to the consolidation of IBA. IBA’s general and administrative costs totaled approximately $1.4 million during the six months ended June 30, 2005. Additional public company regulatory costs and addition personnel have also contributed to the increase in general and administrative costs.

Depreciation and amortization expense increased 6% during the first six months of 2005 compared to the prior year period primarily due to increased depreciation and amortization rates for both GEM and Global due to higher anticipated future development costs. Increased industry drilling activity has increased anticipated rig and other drilling costs. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

Interest expense and other increased during the first six months of 2005 compared to the prior year period. During the first six months of 2005, IBA expensed a foreign currency loss of approximately $551,000 associated with certain of its cash balances held in Euros and Hungarian Forints. Because all material transactions in IBA’s operations are denominated in U.S. dollars, the U.S dollar is the functional currency for IBA’s operations. During the first six months of 2005, Global recorded a foreign currency gain of approximately $394,000. Also during the first six months of 2005, GEM recorded $68,000 of expense associated with the mark to market of its outstanding natural gas option floor contract and its crude oil option floor contract. In comparison, GEM recorded a gain of approximately $303,000 in the first six months 2004 since the liability associated with its 2004 natural gas collar contract had decreased during that period.

Gain on Sale of Subsidiary Stock

During the six months ended June 30, 2005, we sold certain of our common shares of Global, at market price on the date of sale, in exchange for cash consideration, net of fees, of approximately $26 million. These sales of shares helped to contribute to a decrease in our ownership of Global to approximately 62% as of June 30, 2005. In accordance with APB Opinion 18 (As Amended), “The Equity Method of Accounting for Investments in Common Stock” and as a result of the sale of these shares, we recognized a gain of approximately $20 million equal to the amount by which the total sale proceeds exceeded our proportionate carrying value of Global.

Gains from Extinguishments of Debt

During the six months ended June 30, 2004, we repaid the principal amount of the Senior Secured Notes, at a discount equal to approximately 18%, plus accrued and unpaid interest, with cash and recorded a gain on extinguishments of the notes of approximately $325,000 in January 2004 in the Consolidated Condensed Statement of Operations. No gains from extinguishments of debt were recorded during the six months ended June 30, 2005.

Gain on Investment

In the six months ended June 30, 2004, we sold all of our investment of 1,232,742 ordinary shares of New Opportunities Investment Trust (“NOIT”) on the Alternative Investment Market of the London Stock Exchange for cash proceeds of approximately $1.6 million and recorded a realized gain on sale of equity investment of approximately $1.0 million in our Consolidated Condensed Statement of Operations for the six months ended June 30, 2004. No gains on investments were recorded during the six months ended June 30, 2005.

Share-Based Compensation Expense

During the six months ended June 30, 2005, Global recorded share-based compensation expense of approximately $4.5 million attributable to the remaining options which vested during the period and to the increase in the Global share price during the six months ended June 30, 2005.

As of June 30, 2005, the Global share option plan has approximately 3.9 million options outstanding. Under variable plan accounting, if the Global share price is greater than the exercise price, Global is required to record additional compensation expense for the Global share options outstanding in an amount equal to the increase in share price of Global shares. Conversely, a compensation benefit is required to be recorded for decreases in Global’s share price. This could result in significant volatility of our earnings in the future.

Global Warrant Liability

We engaged a third party firm to determine the fair value of the Global Warrants held by Outside Parties, which is based in part, on the underlying share price of Global’s common stock. During the first six months of 2005, Global’s common share price increased from approximately 153 UK pence at December 31, 2004 to approximately 223 UK pence at June 30, 2005. As of June 30, 2005, the fair value of the Global warrant liability was estimated to be approximately $22.3 million, and we recognized a loss in the six months ended June 30, 2005 of $8.2 million for the increase in the fair value of the Global Warrants held by Outside Parties. As noted earlier, our earnings could continue to fluctuate by material amounts until the warrants expire in October 2005. We anticipate that the Global Warrants held by Outside Parties will be exercised prior to their expiration, which will dilute our ownership in Global.

Accrual of Dividends related to Preferred Stock

Accruals of dividends related to preferred stock for the six month periods ended June 30, 2004 and 2005 are as follows:

	Six Months Ended June 30,
	2004	2005
Series G1	$1,185,000	$56,000
Series G2	164,000	9,000
Series G3	81,000	—
Series G4	152,000	310,000
Series J	43,000	125,000
Series L	18,000	3,000
Series M	—	100,000

Total	$1,643,000	$603,000

Exchange of Preferred Stock

In April 2004, we issued 77,517 shares of the Series G4 Preferred in exchange for 1,000 shares of the Series G1 Preferred and 23,000 shares of the Series G2 Preferred and $2.4 million in cash. We reflected the difference between the face amount of the Series G1 Preferred and the Series G2 Preferred, plus the $2.4 million in cash, less transaction fees, and the fair value of the Series G4 Preferred shares issued as Exchange on Preferred Stock, of approximately $337,000 as an increase to Net Income Attributed to Common Stock for the six months ended June 30, 2004.

Payment of Preferred Stock Dividends

We account for the payment of our Series G1 Preferred, Series G2 Preferred and Series G4 Preferred stock dividends with shares of our common stock as a debt extinguishment in accordance with APB 26.

In January and February 2004, we paid the Series G1 and Series G2 Preferred stock dividend liability accrued at December 31, 2003 with approximately 373,000 shares of our common stock. Accordingly, the difference between the carrying value of the preferred stock dividend liability at December 31, 2003, approximately $3.1 million, and the fair market value of the shares of our common stock issued by us in payment of the liability in January and February 2004, approximately $425,000, was recognized as a $2.7 million gain on Payment of Preferred Stock Dividends in the Consolidated Condensed Statement of Operations for the six months ended June 30, 2004 as an adjustment to Net Income Attributed to Common Stock.

In June 2004 and 2005 we paid the Series G1 Preferred, Series G2 Preferred and Series G4 Preferred dividend accrued as of June 30, 2004 and 2005 with approximately 130,700 and 162,000 shares, respectively, of our common stock. The difference between the carrying value of the preferred stock dividend liability at June 30, 2004 and 2005, approximately $1.3 million and $374,000, respectively, and the fair market value of shares of our common stock issued in payment of the liability, approximately $69,000 and $71,000, respectively, is recognized as a Payment of Preferred Stock Dividends in the Consolidated Condensed Statement of Operations for the six months ended June 30, 2004 and 2005 as a $302,000 and $1.2 million increase, respectively, to Net Income Attributed to Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

(Thousands of dollars)	December 31, 2004	June 30, 2005
Current ratio	2.54 to 1	4.70 to 1
Working capital	$21,845	$41,072
Total debt	$8,578	$5,245
Total cash less debt	$20,054	$30,192
Stockholders’ equity	$51,102	$60,996
Total debt to equity	0.17 to 1	0.09 to 1

Working capital is the difference between current assets and current liabilities.

We may continue to seek to raise additional financing through the issuance of debt, equity and convertible debt instruments, and/or the sale of shares in our consolidated companies, if needed, for utilization for acquisition and development opportunities as they arise. Such additional financing may also include debt obligations, common stock or preferred stock issued by one or more of our consolidated companies.

Cash Flows from Operations

Net cash flow from operating activities in the first six months of 2005 was $2.4 million, as compared to $2.8 million in first six months of 2004, primarily as a result of increased oil and gas revenues. Our consolidated cash on hand at June 30, 2005 totaled approximately $35 million.

Net cash used in financing activities during the first six months of 2005 totaled approximately $4.2 million and consisted primarily of the $3.4 million repayment of the 4.25% Convertible Notes along the repurchase of our treasury stock for approximately $933,000. Net cash provided by investing activities during the first six months of 2005 totaled approximately $8.6 million and was primarily comprised of approximately $11 million in capital expenditures offset by approximately $19.7 million received in cash for the sale of certain of our common shares of Global. Global’s international capital expenditures for first six months of 2005 totaled approximately $6.5 million. GEM’s capital expenditures for first six months of 2005 totaled approximately $4.8 million.

Obligations and Commitments

GEM Capital Commitments – GEM’s 2005 capital expenditure budget includes efforts to increase its oil and gas reserves through acquisition, exploitation and development drilling activities. GEM continued its recompletion and drilling program during the first six months of 2005. In addition, during the first six months of 2005, GEM executed two exploration and development agreements related to two coalbed methane projects in Indiana and Ohio. Each prospect provides for an area of mutual interest of approximately 400,000 acres. The agreements provide for a phased delineation, pilot and development program, with corresponding staged expenditures. We anticipate GEM capital expenditures will total approximately $16 million during 2005, including approximately $5.7 million associated with coalbed methane projects. The balance of GEM’s 2005 capital expenditures are expected to focus on the onshore and offshore Gulf Coast regions of Texas and Louisiana. With the increased demand for oilfield services and equipment currently being experienced by GEM, the timing and cost of such activities may be expected to affect our participation in drilling activities in 2005. GEM’s planned North American capital expenditures for 2005 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in GEM losing certain prospect acreage or reducing its interest in future development projects.

Global Capital Commitments – Global anticipates its international capital expenditures during 2005 will total approximately $18 million to develop its crude oil assets in Middle America. The majority of Global’s 2005 capital expenditure plans are targeted for its Colombian operations in the Palo Blanco Field, Bolivar Field and the Rio Verde Field under its existing Association and Exploration and Production Contracts in Colombia. Approximately $1 million is budgeted for other seismic and exploration costs in Peru, Panama and Colombia. Approximately $4.9 million of Global’s planned capital expenditures result from commitments under the terms of certain of the Association and Exploration and Production Contracts entered into between Global’s subsidiary Harken de Colombia, Ltd. and Ecopetrol or the National Hydrocarbons Agency of the Republic of Colombia. These contracts required Global to perform certain activities in Colombia in accordance with a prescribed timetable. As of August 9, 2005, Global was in compliance with the requirements of each of the Association, Concession and Exploration and Production Contracts. Global’s discretionary capital expenditures will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Global losing certain prospect acreage or reducing its interest in future development projects.

GEM and Global expect to fund the budgeted 2005 capital expenditures with available cash on hand and through projected cash flow from operations in 2005. Possible weakening commodity prices, a decline in drilling success or substantial delays on bringing on production form wells drilled could cause reduced projected 2005 expenditures. The majority of the planned capital expenditures for 2005 are discretionary and may be curtailed or reduced if sufficient funds are not available.

4.25% Convertible Notes — In December 2003, we issued $5 million principal amount of 4.25% Convertible Notes due 2006 to certain investors. In June 2005, we repaid in full the principal and accrued interest of the 4.25% Convertible Notes. As of June 30, 2005, these notes were no longer outstanding.

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

We recognize the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. At June 30, 2005, our asset retirement obligation liability was approximately $6 million.

We are currently involved in various lawsuits and other contingencies, which in our opinion, will not result in a material adverse effect upon our financial condition or operations taken as a whole.

In addition to the above commitments, during 2005 and afterward, government authorities under GEM’s Louisiana state leases and operators under other North American operators may also request GEM to participate in the cost of drilling additional exploratory and development wells. GEM may fund these future domestic expenditures at their discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on factors out of our control, such as the timing of the request, the depth of the wells and the location of the property. Our discretionary capital expenditures for 2005 will be curtailed if we do not have sufficient funds available. If we do not have sufficient funds or otherwise chooses not to participate, we may experience a delay of future cash flows from proved undeveloped oil and gas reserves. Such expenditure curtailments could also result in us losing certain prospect acreage or reducing our interest in future development projects. As of June 30, 2005, we had no material purchase obligations.

Off-Balance Sheet Arrangements - As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2005, we were not involved in any unconsolidated SPE transactions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from movements in commodity prices, interest rates and foreign currency exchange rates. As part of an overall risk management strategy, we use derivative financial instruments to manage and reduce risks associated with these factors.

Commodity Price Risk - GEM is a producer of hydrocarbon commodities, including crude oil, condensate and natural gas. GEM uses oil and gas derivative financial instruments, primarily floors with maturities of 24 months or less, to mitigate its exposure to fluctuations in oil and gas commodity prices on future crude oil and natural gas production. We have evaluated the potential effect that near term changes in commodity prices would have had on the fair value of its commodity price risk sensitive financial instruments at June 30, 2005.

In September 2004, GEM purchased a crude oil floor contract with a strike price of $30.00 per barrel for a notional amount of 6,000 barrels per month over a period of the contract from January 1, 2005 through December 31, 2005. In March 2005, GEM terminated this crude oil floor contract and replaced it with a crude oil floor contract with a strike price of $35.00 per barrel for a notional amount of 6,000 barrels per month over a period of the contract from April 1, 2005 through December 31, 2005. GEM designated this derivative as a cash flow hedge under SFAS 133. This crude oil floor contract is reflected in Prepaid Expenses and Other Assets in the Consolidated Condensed Balance Sheet at June 30, 2005 with a market value of approximately $27,000.

In October 2004, GEM purchased a natural gas floor contract with a strike price of $5.00 per MMBTU for a notional amount of 70,000 MMBTUs per month over the period of the contract from January 1, 2005 to December 31, 2005. GEM designated this derivative as a cash flow hedge under SFAS 133. At December 31, 2004, this hedge no longer qualified for hedge accounting treatment under SFAS 133. This natural gas floor contract is reflected in Prepaid Expenses and Other Assets in the Consolidated Condensed Balance Sheet at June 30, 2005 with a market value of approximately $29,000.

Interest Rate Risk - Consistent with the prior year, We invest cash in interest-bearing temporary investments of high quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a significant interest rate risk to us. Consistent with the prior year, we consider our interest rate risk exposure related to long-term debt obligations to not be material. As at June 30, 2005 all of our financing obligations carry a fixed interest rate per annum. We have no open interest rate swap agreements.

Foreign Currency Exchange Rate Risk - Consistent with the prior year, Global conducts international business in Colombia and is subject to foreign currency exchange rate risk on cash flows related to sales, expenses and capital expenditures that are denominated in Colombian pesos. However, because predominately all material transactions in Global’s existing foreign operations are denominated in U.S. dollars, the U.S. dollar is the functional currency for all operations. During 2005, IBA holds certain of its cash balances in Euros and Hungarian Forints. Because all material transactions in IBA’s operations are denominated in U.S. dollars, the U.S dollar is the functional currency for IBA’s operations. Consistent with the prior year, exposure from transactions in currencies other than U.S. dollars is not considered material.

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

As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

Previously, during 2005, the Company hired additional experienced accounting personnel, specifically the Global Assistant Controller and the GEM Vice President – Finance and Chief Financial Officer, as part of our efforts to remediate the material weakness that existed in the Company’s internal control over financial reporting at December 31, 2004. During the quarter ended June 30, 2005, the Company’s remediation efforts continued through the establishment of additional financial reporting variance analysis, review and revisions to internal policies and the realignment of duties and responsibilities. Also for the quarter ended June 30, 2005, Global hired a Finance and Administrative Manager. GEM and Global continue their search for additional financial reporting staffing.

The personnel additions and the internal policy revisions described above represent changes in the Company’s internal control over the financial reporting during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended June 30, 2005, of its Common Stock:

Period	Total Number of Shares Purchased	(Average Price Paid)	Total Number of Shares Purchased as part of Publicly Announced Program (1)
April 1, 2005 through April 30, 2005	0	n/a	0
May 1, 2005 through May 31, 2005	490,900	$0.403942	490,900
June 1, 2005 through June 30, 2005	1,509,100	$0.461320	1,509,100

Total		$0.435819	2,000,000

(1)	In April 2005, the Company’s Board of Directors authorized a stock repurchase program under which the Company was authorized to repurchase up to 2 million shares of its outstanding Common Stock. In May 2005, the program was completed and the Board authorized a new repurchase program for up to 2 million additional shares of the Company’s outstanding Common Stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 19, 2005, Harken held its 2005 annual meeting of stockholders (the “Meeting”), pursuant to a proxy statement that it had filed with the Securities and Exchange Commission and had furnished to holders of record of the 221,678,565 outstanding shares of its Common Stock as of March 31, 2005. One matter was submitted to Harken’s stockholders for approval.

The sole proposal submitted for vote at the Meeting was the election of a slate of directors. The following director candidates were elected to serve as the slate of directors of the Company to serve until their respective successors are elected and qualified: Michael M. Ameen, Jr., Mikel D. Faulkner, Dr. J. William Petty, Alan G. Quasha and H.A. Smith.

The following table summarizes each matter voted upon at the Meeting and the number of votes cast for, or withheld, as well as the number of broker non-votes as to such matter:

Election of Directors

	For	Withheld
Michael M. Ameen, Jr.	200,705,281	2,210,698
Mikel D. Faulkner	199,728,832	3,187,147
Dr. J. William Petty	199,386,356	3,529,623
Alan G. Quasha	200,728,112	2,187,867
H. A. Smith	196,701,442	6,214,537

(There were no broker non-votes as to the above matter.)

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit
3.1	Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.1 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.2	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.2 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.3	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.3 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.4	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.4 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.5	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.5 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.6	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.6 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.7	Amended and Restated Bylaws of Harken Energy Corporation (filed as Exhibit 3.7 to Harken’s Annual Report on Form 10-K for fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

10.1	Block 95 Exploration and Production Contract (English Translation) by and between Global Energy Development Plc and Perupetro S.A. (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K dated April 12, 2005, File No. 1-10262 and incorporated herein by reference).

10.2	Crude Oil Sales Contract (English Translation) by and between Global Energy Development Plc and Petrobras Colombia Limited (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K dated April 21, 2005, File No. 1-10262 and incorporated herein by reference).

10.3	Valle Lunar Technical Evaluation Agreement (English Translation) by and between Global Energy Development Plc and Colombia’s Natural Hydrocarbons Agency (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K dated May 31, 2005, File No. 1-10262 and incorporated herein by reference).

*31.1	Certificate of the Chief Executive Officer of Harken Energy Corporation pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (“S.O. Act”)

*31.2	Certificate of the Chief Financial Officer of Harken Energy Corporation pursuant to section 302 of the S.O. Act

*32.1	Certificate of the Chief Executive Officer of Harken Energy Corporation pursuant to section 906 of the S.O. Act

*32.2	Certificate of the Chief Financial Officer of Harken Energy Corporation pursuant to section 906 of the S.O. Act

*	Filed herewith

HARKEN ENERGY CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harken Energy Corporation
(Registrant)

Date: August 9, 2005	By:	/s/ Anna M. Williams
Vice President-Finance and
Chief Financial Officer