Form 10-Q
period 2005-09-30
HARKEN ENERGY CORP
filed 2005-11-09
CIK 313478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a Shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of shares of Common Stock, par value $0.01 per share, outstanding as of November 4, 2005 was 229,997,630.

HARKEN ENERGY CORPORATION

INDEX TO QUARTERLY REPORT

September 30, 2005

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31,	September 30,
	2004	2005
		(unaudited)
Assets

Current Assets:
Cash and temporary investments	$28,632,000	$48,738,000
Accounts receivable, net	6,305,000	6,870,000
Prepaid expenses and other current assets	1,068,000	1,675,000

Total Current Assets	36,005,000	57,283,000

Property and Equipment, net	69,483,000	82,272,000

Other Assets, net	1,993,000	2,426,000

	$107,481,000	$141,981,000

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade payables	$4,648,000	$4,693,000
Accrued liabilities and other	5,798,000	5,035,000
Revenues and royalties payable	2,047,000	1,659,000
Convertible notes payable	1,667,000	—

Total Current Liabilities	14,160,000	11,387,000

Convertible Notes Payable	6,911,000	1,920,000
Accrued Preferred Stock Dividends	—	209,000
Asset Retirement Obligation	5,954,000	6,143,000
Global Warrant Liability	14,858,000	—
Share Based Compensation Liability	6,120,000	16,557,000
Minority Interest in Consolidated Subsidiary	2,896,000	13,951,000

Total Liabilities	50,899,000	50,167,000

Commitments and Contingencies (Note 16)

Temporary Equity:
Series J Preferred Stock, $1.00 par value; $5,000,000 and $0 liquidation value, respectively; 65,000 shares authorized; 50,000 and 0 shares outstanding, respectively	4,675,000	—
Series L Preferred Stock, $1.00 par value; $1,000,000 and $0 liquidation value, respectively; 65,000 shares authorized; 10,000 and 0 shares outstanding, respectively	805,000	—

Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $1,393,000 and $160,000 liquidation value, respectively; 700,000 shares authorized; 13,925 and 1,600 shares outstanding, respectively	14,000	2,000
Series G2 Preferred Stock, $1.00 par value; $250,000 and $100,000 liquidation value, respectively; 100,000 shares authorized; 2,500 and 1,000 shares outstanding respectively	2,000	1,000
Series G4 Preferred Stock, $1.00 par value; $7,752,000 and $980,000 liquidation value, respectively; 150,000 shares authorized, 77,517 and 9,802 shares outstanding, respectively	78,000	10,000
Series M Preferred Stock, $1.00 par value; $5,000,000 liquidation value 50,000 shares authorized; 50,000 shares outstanding	50,000	50,000
Common stock, $0.01 par value; 325,000,000 shares authorized; 219,615,485 and 226,249,901 shares issued, respectively	2,196,000	2,263,000
Additional paid-in capital	450,473,000	449,004,000
Accumulated deficit	(399,280,000)	(357,535,000)
Accumulated other comprehensive income	119,000	119,000
Treasury stock, at cost, 2,605,700 and 4,007,198 shares held, respectively	(2,550,000)	(2,100,000)

Total Stockholders’ Equity	51,102,000	91,814,000

	$107,481,000	$141,981,000

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Revenues and other:
Oil and gas operations	$8,206,000	$10,733,000	$22,644,000	$29,558,000
Interest and other income, net	135,000	835,000	229,000	958,000

	8,341,000	11,568,000	22,873,000	30,516,000

Costs and Expenses:
Oil and gas operating expenses	1,901,000	3,113,000	5,956,000	7,962,000
General and administrative expenses, (including share-based compensation expense of $4,167,000, $6,907,000, $4,167,000, and $11,375,000, respectively)	6,020,000	9,819,000	9,667,000	20,067,000
Depreciation and amortization	2,804,000	3,199,000	8,387,000	9,095,000
Increase/(decrease) in Global warrant liability	(1,120,000)	5,099,000	11,361,000	13,297,000
Accretion expense	97,000	100,000	304,000	285,000
Interest expense and other, net	137,000	(17,000)	(23,000)	541,000

	9,839,000	21,313,000	35,652,000	51,247,000
Gain on exercise of Global warrants	—	28,341,000	—	28,341,000
Gains from extinguishments of debt	—	—	325,000	—
Gain on sale of subsidiary shares	—	11,841,000	—	32,185,000
Gain on investment	—	—	990,000	—

Net income/(loss) before income taxes	$(1,498,000)	$30,437,000	$(11,464,000)	$39,795,000
Income tax expense	171,000	179,000	494,000	586,000

Net income/(loss) before minority interest	$(1,669,000)	$30,258,000	$(11,958,000)	$39,209,000
Minority interest of subsidiary	395,000	2,552,000	170,000	3,073,000

Net income/(loss)	$(1,274,000)	$32,810,000	$(11,788,000)	$42,282,000

Accrual of dividends related to preferred stock	(911,000)	(255,000)	(2,554,000)	(858,000)
Exchange of preferred stock	—	—	337,000	—
Payment of preferred stock dividends/redemption of preferred stock	(565,000)	111,000	3,173,000	323,000

Net income / (loss) attributed to common stock	$(2,750,000)	$32,666,000	$(10,832,000)	$41,747,000

Basic net income /(loss) per common share:
Net income / (loss) per common share	$(0.01)	$0.15	$(0.05)	$0.19

Weighted average common shares outstanding	205,765,217	217,251,270	198,424,912	218,041,835

Diluted income / (loss) per common share:
Net income/(loss) per common share	$(0.01)	$0.14	$(0.05)	$0.17

Weighted average common shares outstanding	205,765,217	242,904,248	198,424,912	247,087,405

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

									Accumulated Other Comprehensive
					Common	Additional Paid-In
	Preferred Stock						Treasury	Accumulated
	G1	G2	G4	M	Stock	Capital	Stock	Deficit	Income (Loss)	Total
Balance, December 31, 2004	$14	$2	$78	$50	$2,196	$450,473	$(2,550)	$(399,280)	$119	$51,102

Adjustment of preferred stock conversion price	—	—	—	—	—	71	—	(90)	—	(19)
Conversions of debt/equity to common stock	—	—	—	—	91	4,199	—	—	—	4,290
Redemption of preferred stock for cash	(12)	(1)	(68)	—	—	(4,390)	—	109	—	(4,362)
Accrual of preferred stock dividends	—	—	—	—	—	—	—	(858)	—	(858)
Issuance of preferred stock dividends	—	—	—	—	2	38	—	302	—	342
Options/warrants exercised for common stock	—	—	—	—	—	1,137	—	—	—	1,137
Treasury stock repurchase	—	—	—	—	—	—	(2,100)	—	—	(2,100)
Treasury stock cancellation	—	—	—	—	(26)	(2,524)	2,550	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	42,282	—
Total comprehensive income										42,282

Balance, September 30, 2005	$2	$1	$10	$50	$2,263	$449,004	$(2,100)	$(357,535)	$119	$91,814

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2004	2005
Cash flows from operating activities:
Net income / (loss)	$(11,788,000)	$42,282,000
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	8,387,000	9,095,000
Accretion of asset retirement obligation	304,000	285,000
Gain on extinguishment of notes	(325,000)	—
Gain on investment	(990,000)	—
Amortization of issuance costs	100,000	140,000
Share-based compensation	4,167,000	11,375,000
Increase in Global warrant liability	11,361,000	13,297,000
Gain on exercise of Global warrants	—	(28,341,000)
Gain on sale of subsidiary shares	—	(32,185,000)
Minority interest	(170,000)	(3,073,000)
Other	(198,000)	(621,000)
Change in assets and liabilities:
Increase in accounts receivable and other	(4,003,000)	430,000
Decrease in trade payables and other	(763,000)	(1,406,000)

Net cash provided by operating activities	6,082,000	11,278,000

Cash flows from investing activities:
Net proceeds from sales of assets	1,522,000	235,000
Capital expenditures	(9,607,000)	(22,898,000)
Sale of shares in subsidiary	—	45,476,000

Net cash provided by (used in) investing activities	(8,085,000)	22,813,000

Cash flows from financing activities:
Proceeds from issuances of long-term debt, net of issuance costs	4,934,000	(63,000)
Proceeds from issuances of common stock, net of issuance costs	3,220,000	365,000
Proceeds from issuances of subsidiary common stock, net of issuance costs	—	553,000
Proceeds from issuances of preferred stock, net of issuance costs	11,464,000	—
Repayments of debt, convertible notes and long-term obligations	(2,489,000)	(3,333,000)
Payments of preferred dividends	(267,000)	(271,000)
Purchase of preferred stock	—	(9,136,000)
Treasury shares purchased	—	(2,100,000)

Net cash provided by (used in) financing activities	16,862,000	(13,985,000)

Net decrease in cash and temporary investments	14,859,000	20,106,000
Cash and temporary investments at beginning of period	12,173,000	28,632,000

Cash and temporary investments at end of period	$27,032,000	$48,738,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$124,000	$207,000
Income taxes	$399,000	$1,622,000
Significant Non-cash transactions:
Conversion of convertible notes into common stock, net of fees	$—	$3,120,000

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2004 and 2005

(Unaudited)

(1) BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements of Harken Energy Corporation (“Harken”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations, although Harken believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Harken, these financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 2004 and September 30, 2005 and the results of its operations and changes in its cash flows for all periods presented as of September 30, 2004 and 2005. All adjustments represent normal recurring items. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Harken’s Annual Report on Form 10-K/A (Amendment No. 3) for the year ended December 31, 2004. Certain prior year amounts have been reclassified to conform with the 2005 presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. The results of operations for the three month and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation – The consolidated condensed financial statements include the accounts of all companies that Harken, through its direct or indirect ownership, is provided the ability to control the operating policies and procedures. See Note 7 – Changes in Harken’s Ownership in Global Energy Development PLC (“Global”) and Note 3 – Investment in International Business Associates, LTD. for further discussion.

Comprehensive Income (Loss) – Comprehensive income (loss) includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Harken’s total comprehensive income (loss) is as follows:

	Nine Months Ended September 30,
	2004	2005
	(in thousands)
Net income (loss)	$(11,788)	$42,282
Reclassification of derivative into Earnings	(15)	—
Realized loss on sale of equity investment	(606)	—

Total comprehensive income (loss)	$(12,409)	$42,282

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

In September 2005, after the submission of a Phase I core evaluation report by the Indiana Posey L.P., GEM has elected to proceed and fund pilot well drilling under Phase II of the Indiana Posey Agreement. With regard to the Phase II election, GEM will make an additional $500,000 prospect acquisition payment and fund a $1,280,000 AFE for the first of two pilot well projects on the Indiana Prospect. Subsequently, a second pilot well project may be initiated by the funding of a second AFE by GEM for approximately $1,104,000.

Should GEM elect to proceed with Phase III, GEM is required to pay the third and final prospect payment of $500,000 to Indiana Posey L.P. and to fund the related AFE costs. Phase III would continue until such time as GEM incurs $7.5 million in the carried interest amount costs as defined in the Indiana Posey Agreement. Subsequent to Phase III, GEM and Indiana Posey L.P.’s development of the project shall be governed by a joint operating agreement.

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

In Phase I of the Ohio Cumberland Agreement, GEM was required to pay $500,000, as an initial prospect payment, to Ohio Cumberland, L.P. which was paid on the effective date of the agreement. GEM also funded an AFE in the amount of $284,200 in July 2005 to cover the initial coring phase for this prospect. Currently, the coring phase is continuing and expected to be completed (including the core evaluation report due from Ohio Cumberland, L.P. and the Operator) late in the fourth quarter of 2005.

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

Should GEM elect to proceed with Phase III, GEM is required to pay the third and final prospect payment of $500,000 to Ohio Cumberland, L.P. and to fund the related AFE costs. Phase III would continue until such time as GEM incurs $7.5 million in the carried interest amount costs as defined in the Agreement. Subsequent to Phase III, GEM and Ohio Cumberland, L.P.’s development of the project shall be governed by a joint operating agreement.

(3) INVESTMENT IN INTERNATIONAL BUSINESS ASSOCIATES, LTD.

In September 2004, Harken invested $12.5 million in a start-up energy trading company, International Business Associates, Ltd. (“IBA”), in exchange for 12,500 shares of nonvoting preferred stock along with warrants to purchase 48% of IBA’s common stock for a nominal amount. Harken currently holds three of the five IBA Board of Directors positions. Harken’s preferred stock investment represents almost 100% of IBA’s working capital at December 31, 2004 and September 30, 2005. Harken has consolidated the assets, liabilities and results of operations of IBA as of December 31, 2004 and for the period ended September 30, 2005. IBA’s net loss for the three month and nine month periods ended September 30, 2005 was approximately $116,000 and $2.2 million respectively.

During the nine months ended September 30, 2005, IBA has engaged in minimal trading of domestic natural gas future contracts. IBA’s derivative trading instruments are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” These instruments are recorded by IBA on a trade-date basis and are adjusted daily to current market value with gains and losses recognized in Interest and other income in the Consolidated Condensed Statement of Operations. IBA recognized net trading gains of $536,000 and $406,000 for the three month and nine month period ended September 30, 2005, respectively. Additionally, as of September 30, 2005, the fair value of IBA’s derivative trading instruments totaled approximately $30,000 representing amounts due from a commodity clearing organization and are reflected in Prepaid expenses and other current assets on the Consolidated Condensed Balance Sheet.

(4) PROPERTY AND EQUIPMENT

A summary of property and equipment follows:

	December 31,	September 30,
	2004	2005
Unevaluated oil and gas properties:

Unevaluated Peru properties	$736,000	$1,406,000
Unevaluated Panama properties	493,000	516,000
Unevaluated North American properties	914,000	1,552,000
Unevaluated Coalbed Methane prospects	—	1,956,000

Evaluated oil and gas properties:

Evaluated Colombian properties	196,649,000	206,806,000
Evaluated North American properties	163,055,000	169,927,000
Facilities and other property	26,620,000	28,165,000
Less accumulated depreciation and amortization	(318,984,000)	(328,056,000)

	$69,483,000	$82,272,000

(5) ASSET RETIREMENT OBLIGATION

Harken recognizes the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

A summary of Harken’s assets with required asset retirement obligations as of September 30, 2005 is as follows:

Asset Category	Asset Retirement Liability	Estimated Life
North American oil and gas producing properties	$2,843,000	2-55 years
North American facilities and other property	2,554,000	12-29 years
Colombian oil producing properties	746,000	4-23 years
Colombian facilities and other property	—	—

	$6,143,000

Harken reflects no asset retirement obligation for Global Colombian facilities as upon the expiration of the related Association Contract, the ownership of such facilities reverts to Empresa Colombiana de Petroleos (“Ecopetrol”).

The following table describes all changes to Harken’s asset retirement obligation liability during the nine months ended September 30, 2005.

Asset retirement obligation at December 31, 2004	$5,954,000
Additions during the nine months ended September 30, 2005	48,000
Deletions during the nine months ended September 30, 2005	(144,000)
Accretion expense	285,000

Asset retirement obligation at September 30, 2005	$6,143,000

(6) MIDDLE AMERICAN OPERATIONS

Harken has exposure to operations in Middle America through its holdings of common shares in Global. Global’s ordinary shares are listed for trading on the AIM Market of the London Stock Exchange (“AIM”). At September 30, 2005, Harken held approximately 34% of Global’s ordinary shares. During the nine months ended September 30, 2005, Harken’s ownership decreased significantly, as further described in Note 7 – Changes in Harken’s Ownership in Global.

Colombian Operations – Global’s Colombian operations are conducted through Harken de Colombia, Ltd., a wholly-owned subsidiary of Global, which holds three Association Contracts with Ecopetrol and two exclusive Exploration and Production Concession Contracts and one Technical Evaluation Agreement (“TEA”) with the National Hydrocarbons Agency of the Republic of Colombia (“ANH”).

The Association Contracts are the Alcaravan Contract, awarded in 1992, the Bocachico Contract, awarded in 1994, and the Bolivar Contract, awarded in 1996. As of November 9, 2005, Global was in compliance with the requirements of each of the Association Contracts.

The exclusive Exploration and Production Concession Contracts are the Rio Verde Contract and the Los Hatos Contract, both awarded in 2004. As of November 9, 2005, Global was in compliance with the requirements of each of the Exploration and Production Concession Contracts.

In May 2005, Global signed a new exclusive Technical Evaluation Agreement (“TEA”) with the ANH for the evaluation of potential hydrocarbon resources in the Valle Lunar area located in the established Llanos Basin of eastern Colombia. The total acreage covered by the TEA is approximately 2.1 million acres.

The Valle Lunar area has been subject to prior exploration activity by an international petroleum company in 1981 with two exploration wells reported as productive at that time. The Valle Lunar TEA targets medium heavy oil deposits and grants Global the option to sign a future exclusive Exploration and Production Concession Contract, typically 25 years in duration, for acreage within the TEA area that Global identifies as prospective and suitable for exploratory drilling and production operations. The TEA duration is 16 months. The TEA requires Global to complete within 12 months the reprocessing and interpretation of 800 linear kilometers of existing 2D seismic and certain other geophysical measurements and analysis, including the acquisition of aeromagnetic data.

In September 2005, Global exercised its option to commence negotiations with ANH to convert a portion of the Valle Lunar TEA area into an Exploration and Production Contract. Global anticipates executing an Exploration and Production Contract before the end of 2005.

Peru Operations – In April 2005, Global announced that the new License Contract between Global and Perupetro S.A. (“Perupetro”), the national oil company of Peru, for the Exploration and Exploitation of Hydrocarbons in the Block 95 Area located in the Marañon Basin of Northeastern Peru had been fully executed and was effective.

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

Panama Operations – In September 2001, Global, through a wholly owned subsidiary, signed a TEA with the Ministry of Commerce and Industry for the Republic of Panama. The Panama TEA covered approximately 1.4 million gross acres divided into three blocks in and offshore Panama. Under the terms of the Panama TEA, Global performed certain work program procedures and studies and submitted them to the Panamanian government. The Panama TEA provided Global with an exclusive option to negotiate and enter into one or more contracts for the Exploration and Exploitation of Hydrocarbons with the Ministry of Commerce and Industry. Global completed all of its obligations under the Panama TEA and exercised its option to negotiate an Exploration and Exploitation Contract. As of November 9, 2005, the negotiations with the Panamanian government regarding the form and content of the Exploration and Exploitation Contract are still in progress.

(7) CHANGES IN HARKEN’S OWNERSHIP IN GLOBAL

During the nine months ended September 30, 2005, through the exercise of certain warrants and stock options and through various sales of Harken’s shares in Global, Harken’s direct ownership interest in Global decreased from approximately 85% at December 31, 2004 to approximately 34% at September 30, 2005.

At September 30, 2005, Lyford Investments Enterprises Ltd. (“Lyford”), a related party (see Note 12 – Related Party Transactions), owned approximately 20% of the common shares of Global. Also at September 30, 2005, Lyford beneficially owned approximately 30% of the combined voting power of Harken’s common stock. Therefore, Harken’s direct equity interest of approximately 34%, combined with Lyford’s 20% equity interest in Global, may be deemed to provide Harken with the legal power to control the operating policies and procedures of Global, which required Harken to consolidate the operations of Global as of September 30, 2005.

Direct Sales of Global Common Shares – During the nine months ended September 30, 2005, Harken sold certain of its common shares of Global through numerous individual transactions in exchange for total cash consideration, net of fees, of approximately $40 million. In accordance with APB Opinion 18 (As Amended) “The Equity Method of Accounting for Investments in Common Stock” and as a result of the sale of these shares during the nine months ended September 30, 2005, Harken recognized total gains of approximately $32.2 million equal to the amount by which the net proceeds of each transaction exceeded Harken’s proportionate carrying value of Global as of the date of each transaction.

Exercise of Global Warrants held by Lyford - In July and August 2002, Harken issued a 10% Term Loan Payable (the “Investor Term Loan”) in the total principal amount of $5,000,000 to Lyford in exchange for cash in the principal amount of the Investor Term Loan. The principal of Lyford is Phyllis Quasha, whose son, Alan G. Quasha, became a member of Harken’s board of directors and the Chairman of Harken in March 2003. Harken’s indebtedness to Lyford under the Investor Term Loan was repaid in full in March 2003.

In 2002, as additional consideration for the Investor Term Loan, as amended, Harken issued to Lyford, warrants (the “Lyford Warrants”) to purchase up to 7,000,000 shares of Global held by Harken at a price of 50 UK pence per share. Prior to their exercise in September 2005, these warrants constituted approximately 37% of Harken’s holdings in Global’s outstanding shares.

Harken accounted for the Lyford Warrants as derivatives in accordance with SFAS 133 pursuant to EITF 00-6, “Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in, the Stock of a Consolidated Subsidiary” (EITF 00-6). Harken recorded the estimated fair value of the warrants as a liability at issuance and adjusted the liability to estimated fair value each period with any changes in value reflected in earnings.

The fair value of the warrants was calculated by a third-party firm based primarily on the underlying market price of Global’s common stock price. As a result of increases in Global’s common share price in 2005 through the date of exercise, Harken recorded a loss of approximately $5.1 million and $13 million for the three and nine months ended September 30, 2005, respectively, for the change in the fair value of the Lyford Warrants. Immediately prior to exercise of the Global Warrants held by Lyford in September 2005, these warrants were recorded as a liability of approximately $26.9 million.

In September 2005, Lyford exercised all of its warrants in exchange for cash proceeds of $6.4 million. In accordance with EITF 00-6, for the period ended September 30, 2005, Harken recognized a Gain on exercise of Global warrants of approximately $28 million in the Consolidated Condensed Statement of Operations representing the difference between Harken’s proportionate net book value of its shares in Global as of the date of exercise and the cash proceeds received plus the fair value of the Lyford Warrant Liability immediately prior to exercise.

Exercise of Global Warrants held by Minority Interest Owners – As part of Global’s issuance of warrants to its shareholders in August 2002, Global issued to its minority shareholders, warrants to purchase shares of Global stock at 60 UK pence per share. During the nine months ended September 30, 2005, all of Global’s minority interest owners exercised their warrants to purchase 500,061 shares of Global stock. At September 30, 2005, the Global Warrants held by Minority Interest Owners are no longer outstanding.

Harken was required to account for the Global Warrants held by Minority Interest Owners as derivatives in accordance with SFAS 133. As a result of increases in Global’s common share price, Harken recorded a loss of $0 and $300,000 for the three and nine months ended September 30, 2005, respectively, for the change in the fair value of these warrants.

Unlike the Lyford Warrants (referred to above) which were a direct sale of Global shares held by Harken to Lyford, the Minority Owners received their shares of Global through a share issuance directly from Global upon exercise of their warrants. Therefore Harken did not reflect any gain or loss on the exercise of Global Warrants held by Minority Interest Owners for the nine months ended September 30, 2005.

Exercise of Global Warrants held by Harken - As part of Global’s issuance of warrants to its shareholders in August 2002, Global issued to Harken warrants to purchase 6,487,481 of Global’s ordinary common shares at 60 UK pence per share. In June 2005, Harken exercised all of its outstanding warrants to purchase 6,487,481 ordinary shares in Global for total cash consideration of approximately $7.1 million. These warrants had an expiration date of August 8, 2005.

(8) CONVERTIBLE NOTES PAYABLE

A summary of convertible notes payable is as follows:

	December 31,	September 30,
	2004	2005
4.25% Convertible Notes	$3,333,000	$—
5% Senior Convertible Notes	5,245,000	1,920,000

	8,578,000	1,920,000
Less: Current portion	(1,667,000)	—

	$6,911,000	$1,920,000

4.25% Convertible Notes - During May 2005, Harken repaid in full the outstanding principal and accrued interest of the 4.25% Convertible Notes of approximately $3.4 million in cash. At September 30, 2005, the 4.25% Convertible Notes were no longer outstanding.

5% Senior Convertible Notes due 2009 – In September 2005, according to terms pursuant to the original note agreement, Harken received voluntary conversion notices from certain holders of its 5% Senior Convertible Notes due 2009 (“5% Notes”) totaling $3.325 million outstanding principal amount, and Harken subsequently issued approximately 6.5 million common shares to convert the related principal and accrued interest.

According to the terms of the 5% Notes, the notes are convertible, at the option of the holder, into shares of Harken’s common stock at a conversion price of $0.52 per share, subject to adjustments in certain circumstances. The 5% Notes may also be converted in whole or in part, at Harken’s option, if at any time the average market price of Harken’s common stock, over any 20 consecutive business day period, equals or exceeds 125% of the conversion price ($0.65 per share).

In September 2005, after meeting the market price criteria necessary, Harken issued a Mandatory Conversion Notice on its outstanding 5% Notes giving notice of its determination to exercise its rights to mandatorily convert all outstanding 5% Notes to shares of Harken common stock. Subsequent to September 30, 2005 and as of November 4, 2005, the designated mandatory conversion date, Harken issued approximately 3.7 million shares of common stock to convert the remaining outstanding $1.9 million principal and accrued interest of the 5% Notes. As of November 9, 2005, the 5% Notes are no longer outstanding.

Subsequent Event – In October 2005, Global issued a total of $12.5 million principal amount of its Variable Coupon Convertible Notes due 2012 (“Global Notes”), which mature on October 30, 2012, in exchange for $12.5 million cash. The Global Notes have an annual coupon of 5% for the first three years, 6% from October 2008 to October 2010 and 7% thereafter payable quarterly in arrears. The Global Notes are convertible into ordinary shares of Global at 305.8 pence per ordinary share.

(9) REDEEMABLE PREFERRED STOCKS

Redemption of the Series J Cumulative Convertible Preferred – In August 2005, Harken entered into and completed a transaction with the holder of the Series J Cumulative Convertible Preferred (“Series J Preferred”) to redeem all of the outstanding 50,000 shares of Series J Preferred in exchange for $5.0 million in cash. As part of the agreement, the Series J Preferred holder waived its right to partial liquidated damages under the Series J Preferred Subscription Agreement, and any interest thereon, which arose from a previous registration default under the agreement. None of Harken’s other debt or equity instruments were affected by this Registration Rights Agreement default. The Series J holder had only an investor relationship with Harken, not any commercial relationship or otherwise.

Accounting for the Redemption of the Series J – According to EITF Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” and EITF Topic D-53, “Computation of Earnings per Share for a Period That Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock,” Harken recognized a charge to Redemption of Preferred Stock as a decrease to Net Income Attributed to Common Stock of approximately $225,000 equal to the fair value of the consideration paid to the holder ($5 million in cash) less the carrying amount of the Series J Preferred ($4,675,000) and the accrued liquidated damages for the Registration Event forgiven on the redemption of the Series J ($100,000).

Adjustment of Series M Cumulative Convertible Preferred Conversion Price – In March 2005, as a result of a default under the Registration Rights Agreement of the Series M Cumulative Convertible Preferred (“Series M Preferred”), holders of the Series M Preferred received a one-time adjustment to the original conversion price of the Series M Preferred from $0.60 to $0.59. In accordance with EITF Issue 00-27, Issue 7, approximately $90,000 is included as a Payment of Preferred Stock Dividends as a decrease to Net Income Attributed to Common Stock in the Consolidated Condensed Statement of Operations for the nine months ended September 30, 2005. None of Harken’s other debt or equity instruments were affected by this Registration Rights Agreement default.

(10) STOCKHOLDERS’ EQUITY

Treasury Stock – At December 31, 2004 and September 30, 2005, Harken had 2,605,700 and 4,007,198 shares, respectively, of treasury stock. In May 2005, Harken’s Board of Directors’ approved the cancellation of the 2,605,700 shares of treasury stock which were previously outstanding as of December 31, 2004. Such treasury shares were cancelled in June 2005. In 2005, Harken announced that its Board of Directors authorized certain stock repurchase programs allowing the Company to buy back up to a total of 14,000,000 shares of its common stock. For the nine months ended September 30, 2005, Harken has repurchased approximately 4,000,000 shares of its common stock in the open market at a cost of approximately $2,100,000, pursuant to the repurchase programs.

Redemption of Series G1 Convertible Preferred Stock – In July 2005, Harken entered into and completed transactions with certain holders of the Series G1 Convertible Preferred (“Series G1 Preferred”) to redeem a total of 11,825 shares of Series G1 Preferred in exchange for $65,000 in cash. At November 9, 2005, there are 1,600 shares of Series G1 Preferred issued and outstanding.

Accounting for the Redemption of the Series G1 Preferred – According to EITF Topic D-42 and EITF Topic D-53, during the period ended September 30, 2005, Harken recognized a credit to Payment of Preferred Stock Dividends as an increase to Net Income Attributed to Common Stock of approximately $489,000 equal to the carrying amount of the Series G1 Preferred redeemed ($554,000) less the fair value of the consideration paid to the holders ($65,000 in cash).

Voluntary Conversions of Series G1 Preferred – In September 2005, holders of 500 shares of Series G1 Preferred voluntarily elected to exercise their conversion option, and such holders were issued a total of approximately 4,000 shares of Harken common stock.

Redemption of Series G2 Convertible Preferred Stock – In August 2005, Harken entered into and completed transactions with certain holders of the Series G2 Convertible Preferred (“Series G2 Preferred”) to redeem a total of 1,000 shares of Series G2 Preferred in exchange for $24,000 in cash. At November 9, 2005, there are 1,000 shares of Series G2 Preferred issued and outstanding.

Accounting for the Redemption of the Series G2 Preferred – According to EITF Topic D-42 and EITF Topic D-53, during the period ended September 30, 2005, Harken recognized a credit to Payment of Preferred Stock Dividends as an increase to Net Income Attributed to Common Stock of approximately $53,000 equal to the carrying amount of the Series G2 Preferred redeemed ($77,000) less the fair value of the consideration paid to the holders ($24,000 in cash).

Voluntary Conversions of Series G2 Preferred – During the nine months ended September 30, 2005, holders of 500 shares of Series G2 Preferred voluntarily elected to exercise their conversion option, and such holders were issued a total of approximately 16,900 shares of Harken common stock.

Redemption of Series G4 Convertible Preferred Stock – In September 2005, Harken entered into and completed transactions with certain holders of the Series G4 Convertible Preferred (“Series G4 Preferred”) to redeem a total of 67,715 shares of Series G4 Preferred in exchange for $3.7 million in cash. Subsequent to September 30, 2005, Harken redeemed 9,802 shares of Series G4 Preferred in exchange for a combination of approximately 57,000 shares of Global stock held by Harken and $287,000 in cash. As of November 9, 2005, the Series G4 Preferred are no longer issued or outstanding.

Accounting for the Redemption of the Series G4 Preferred – According to EITF Topic D-42 and EITF Topic D-53, during the period ended September 30, 2005, Harken recognized a charge to Payment of Preferred Stock Dividends as a decrease to Net Income Attributed to Common Stock of approximately $204,000 equal to the carrying amount of the Series G4 Preferred redeemed, net of fees ($3.5 million) less the fair value of the consideration paid to the holders ($3.7 million in cash).

(11) STOCK OPTION PLAN

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

In June 2005, four current Harken employees resigned their respective officer positions of Global and were replaced with Global employees. Global’s board of directors, acting under the discretionary provisions of the Global Share Plan, approved a resolution which resulted in the Global options granted to those four individuals to become fully vested. In accordance with the terms of the Global Share Plan, as amended, the options granted to the four individuals expire on June 16, 2007. As a result of the accelerated vesting, during the period ended September 30, 2005, Global recorded additional compensation expense based on these newly vested options of approximately $364,000.

During the three and nine months ended September 30, 2005, Harken recognized total share-based compensation expense of approximately $6.9 million and $11.4 million, respectively, included in General and Administrative Expenses in the Consolidated Condensed Statement of Operations attributable to the unexercised Global options as a result of the increase in the Global share price during the period from December 31, 2004 to September 30, 2005.

Global’s 2002 Stock Option Plan authorized the grant of options to Global employees and directors for up to 15% of the outstanding shares of Global common stock. All Global options granted and held by eligible participants have 10-year terms, vest and become fully exercisable at the end of 3 years of continued employment. A summary of Global’s stock option activity and related information for the nine months ended September 30, 2005 follows:

	Nine Months Ended September 30, 2005
	Options	Weighted- Average Exercise Price
Outstanding-December 31, 2004	4,023,000	70 UK pence
Granted	—	—
Exercised	128,000	50 UK pence
Forfeited	—	—

Outstanding-September 30, 2005	3,895,000	70 UK pence

Exercisable-September 30, 2005	3,442,000	60 UK pence

Exercise prices for Global’s options outstanding as of September 30, 2005 ranged from 50 UK pence to 151.1 UK pence.

The following table represents the pro forma effect on net income (loss) and net income (loss) per share as if Global had applied the fair value based method and recognition provisions of SFAS 123 to stock-based employee compensation:

	Nine Months Ended September 30,
	2004	2005
Net income / (loss) attributed to common stock, as reported	$(10,832)	$41,747
Add: Total share-based employee compensation recognized under intrinsic value based method for all amounts	4,167	11,375
Deduct: Total stock-based employee compensation determined under fair value based method for all amounts	(307)	(297)
Deduct: Related minority interest and foreign currency gain	44	(5,454)

Pro forma net income / (loss) attributed to common stock	$(6,928)	$47,371
Basic net income / (loss) per share, as reported	$(0.05)	$.19
Pro forma basic income / (loss) per share	$(0.03)	$.22
Diluted net income / (loss) per share, as reported	$(0.05)	$.17
Pro forma diluted income / (loss) per share	$(0.03)	$.19

(12) RELATED PARTY TRANSACTIONS

In September 2005, Lyford exercised its warrants to purchase 7,000,000 shares of Harken’s holdings of Global stock (See Note 7 - Changes in Harken’s Ownership in Global). As of November 9, 2005, Lyford beneficially owned approximately 30% of the combined voting power of our common stock. Lyford is in a position to exercise significant influence over the election of our board of directors and other matters. The principal of Lyford is Phyllis Quasha, whose son, Alan G. Quasha, is the Chairman of the board of directors of Harken.

In November 2001, Global elected to its Board of Directors a director who is also a director of RP&C. RP&C has historically provided financial and transaction consulting services to Harken. During the nine months ended September 30, 2005, Harken paid to RP&C approximately $70,000 for transaction costs associated with the sale of certain shares of Global and transaction consulting services. In connection with these services provided, RP&C may continue to earn such fees in the future.

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

In September 2004, GEM purchased a crude oil floor contract with a strike price of $30.00 per barrel for a notional amount of 6,000 barrels per month over a period of the contract from January 1, 2005 through December 31, 2005. In March 2005, GEM terminated this crude oil floor contract and replaced it with a crude oil floor contract with a strike price of $35.00 per barrel for a notional amount of 6,000 barrels per month over a period of the contract from April 1, 2005 through December 31, 2005. GEM designated this derivative as a cash flow hedge under SFAS 133. During the three and nine months ended September 30, 2005, approximately $27,000 and $62,000, respectively, is included in Interest Expense and Other in the Consolidated Condensed Statement of Operations to reflect the decrease in value of this crude oil floor contract. This crude oil floor contract had zero fair market value at September 30, 2005.

In October 2004, GEM purchased a natural gas floor contract with a strike price of $5.00 per MMBTU for a notional amount of 70,000 MMBTUs per month over the period of the contract from January 1, 2005 to December 31, 2005. GEM designated this derivative as a cash flow hedge under SFAS 133. At December 31, 2004, this hedge no longer qualified for hedge accounting treatment under SFAS 133. During the three and nine months ended September 30, 2005, approximately $29,000 and $63,000, respectively, is included in Interest Expense and Other in the Consolidated Condensed Statement of Operations to reflect the change in fair value of this natural gas floor contract. This natural gas floor contract had zero fair market value at September 30, 2005.

Each of the above option floor contracts were originally designated as cash flow hedges of the exposure from the variability of cash flows from future specified production from certain of GEM’s property operations. Gains and losses from commodity derivative instruments are reclassified into earnings when the associated hedged production occurs.

In September 2005, GEM purchased a crude oil floor contract with a strike price of $45.00 per barrel for a notional amount of 6,000 barrels per month over a period of the contract from January 1, 2006 to June 30, 2006. GEM did not designate this derivative as a cash flow hedge under SFAS 133. This crude oil floor contract is reflected in Prepaid Expenses and Other Current Assets in the Consolidated Condensed Balance Sheet at September 30, 2005 with a fair market value of approximately $32,000.

In September 2005, GEM purchased a natural gas floor contract with a strike price of $6.00 per MMBTU for a notional amount of 70,000 MMBTUs per month over a period of the contract from January 1, 2006 to June 30, 2006. GEM did not designate this derivative as a cash flow hedge under SFAS 133. This natural gas floor contract is reflected in Prepaid Expenses and Other Current Assets in the Consolidated Condensed Balance Sheet at September 30, 2005 with a fair market value of approximately $38,000.

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

Global’s operating segment currently relates to exploration, development, production and acquisition efforts in Colombia, Peru and Panama. Global’s production cash flows have been discovered through extensive drilling operations conducted under Association and Exploration and Production Contracts with the state-owned oil and gas companies/ministries in the respective countries. During the nine months ended September 30, 2004 and 2005, none of Global’s segment revenues related to Peru or Panama.

Harken’s investment in IBA represents its third operating segment. IBA engages in trading minimal gas futures contracts in the United States.

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

Harken’s financial information, expressed in thousands, for each of its operating segments is as follows for the periods ended September 30, 2004 and 2005:

	For the Three Months Ended September 30, 2004
	HEC Corp	GEM	Global	IBA	Consolidated
Operating revenues	$—	$4,658	$3,548	$—	$8,206
Oil and gas operating expenses	—	1,230	671	—	1,901
Interest and other income	53	24	58	—	135
Depreciation and amortization	136	1,741	927	—	2,804
Increase in Global warrant liability	(1,845)	—	725	—	(1,120)
Interest expense and other, net	96	25	16	—	137
Gain on exercise of Global warrants	—	—	—	—	—
Gain on sale of subsidiary shares	—	—	—	—	—
Income tax expense	—	—	171	—	171
Segment income	948	124	(2,257)	(89)	(1,274)
Capital expenditures	20	1,961	1,372	49	3,402

	For the Three Months Ended September 30, 2005
	HEC Corp	GEM	Global	IBA	Consolidated
Operating revenues	$—	$4,123	$6,610	$—	$10,733
Oil and gas operating expenses	—	1,536	1,577	—	3,113
Interest and other income	197	11	19	608	835
Depreciation and amortization	(2)	1,287	1,902	12	3,199
Increase in Global warrant liability	5,099	—	—	—	5,099
Interest expense and other, net	81	66	(171)	7	(17)
Gain on exercise of Global warrants	28,341	—	—	—	28,341
Gain on sale of subsidiary shares	11,841	—	—	—	11,841
Income tax expense	—	—	187	(8)	179
Segment income	37,136	527	(4,737)	(116)	32,810
Capital expenditures	18	6,806	4,795	0	11,618
Total Assets	34,226	54,975	43,235	9,545	141,981

	For the Nine Months Ending September 30, 2004
	HEC Corp	GEM	Global	IBA	Consolidated
Operating revenues	$—	$13,572	$9,072	$—	$22,644
Oil and gas operating expenses	—	4,095	1,861	—	5,956
Interest and other income	93	49	87	—	229
Depreciation and amortization	400	5,275	2,712	—	8,387
Increase in Global warrant liability	10,636	—	725	—	11,361
Interest expense and other, net	295	(318)	—	—	(23)
Gain on exercise of Global warrants
Gain on sale of subsidiary shares	—	—	—	—	—
Income tax expense	15	—	479	—	494
Segment income	(13,554)	2,552	(697)	(89)	(11,788)
Capital expenditures	109	5,596	3,853	49	9,607

	For the Nine Months Ending September 30, 2005
	HEC Corp	GEM	Global	IBA	Consolidated
Operating revenues	$—	$13,845	$15,713	$—	$29,558
Oil and gas operating expenses	—	4,160	3,802	—	7,962
Interest and other income	278	38	48	594	958
Depreciation and amortization	80	4,607	4,374	34	9,095
Increase in Global warrant liability	12,040	—	1,257	—	13,297
Interest expense and other, net	307	163	(488)	559	541
Gain on exercise of Global warrants	28,341	—	—	—	28,341
Gain on sale of subsidiary shares	32,185	—	—	—	32,185
Income tax expense	15	—	528	43	586
Segment income	49,297	2,924	(7,781)	(2,158)	42,282
Capital expenditures	45	11,565	11,251	37	22,898
Total Assets	34,226	54,975	43,235	9,545	141,981

(15) EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted earnings/loss per share for the nine months ended September 30, 2004 and 2005.

	2004			2005
(in thousands, except per share data)	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per-Share Loss	Net Income Attributed to Common Stock	Weighted- Average Shares	Per-Share Income
Basic earnings (loss) per share	$(10,832)	198,425	$(0.05)	$41,747	218,042	$0.19
Effect of dilutive securities:
Preferred Stock (A)	—	—		1,035	29,045	(0.02)

Diluted earnings per share	$(10,832)	198,425	$(0.05)	$42,782	247,087	$0.17

(A)	Represents the dividend liability accrued on Harken’s; G4, J, L and M Preferred Stock; 5% Notes and 4.25% Notes during the nine months ended September 30, 2005. The dividend liability has been treated as an increase to net income attributed to common stock as such dividends would not have been incurred had these securities been converted by the holder.

Not included in the calculation for diluted earnings per share for the nine months ended September 30, 2005 were Harken’s Series G1 and G2 Preferred Stock, as their effect would have been antidilutive.

(16) COMMITMENTS AND CONTINGENCIES

In 2004, Global was advised of Ecopetrol’s intent to declare the Cajaro #1 well commercial pursuant to the Alcaravan Contract terms. As of November 9, 2005, Global and Ecopetrol continue to negotiate the terms of Ecopetrol’s commerciality declaration, including the extent of the commercial area and the unitization of the Cajaro #1 commercial area and a portion of Global’s Los Hatos Exploration and Production Contract which is adjacent to the Alcaravan Contract area. As a result, Global’s net revenue interest in the production from the Mirador discovery on the Cajaro #1 well has been affected by Ecopetrol’s declaration of commerciality. Effective as of October 1, 2004, production from Cajaro #1 associated with the Alcaravan Contract area has been and will continue to be allocated until the finalization of the unitization proceedings as follows: Ecopetrol, on behalf of the Colombian government, receives a royalty interest of 8% of all production, and all production (after royalty payments) attributable to the Alcaravan Contract area is allocated 50% to Ecopetrol and 50% to Global. During 2005, Ecopetrol agreed upon a revised commerciality area associated with the Cajaro #1 well.

Based upon the extent of the area declared commercial in relation to the Cajaro #1 well by Ecopetrol, Global advised Ecopetrol, ANH and the Ministry of Energy that Global’s Los Hatos Exploration and Production Contract area, which is adjacent to Global’s Alcaravan Contract, is being drained of Mirador formation oil reserves located beneath the Los Hatos Contract. Because two contract areas are being drained by one well, Colombian law requires the division of reserves and revenues be settled through a unitization proceeding. This proceeding could affect the Cajaro #1 net revenues and costs assigned to both Ecopetrol and Global. Based on the commerciality maps and data agreed upon by Ecopetrol, Global has reflected a 50% interest in net production from the Cajaro #1 well associated with the Alcaravan Contract area in the cash flows and results of operations in its financial statements. Based upon the revised commerciality area agreed upon by Ecopetrol and the allocation of production of the Cajaro #1 during 2005, Global has recorded a receivable of approximately $1.5 million from Ecopetrol attributable to 1) the production volumes delivered to Ecopetrol in excess of Ecopetrol’s share of post-commerciality revenue and 2) Ecopetrol’s share of post-commerciality development costs and operating expenses. The ultimate impact of unitization on the affected areas within the Alcaravan and the Los Hatos Contracts is uncertain and, therefore, additional gains or losses may be incurred in the future. Global believes that the ultimate outcome of the unitization process will not have a material adverse effect on its financial condition or operations.

In late 2004, Harken de Colombia, Ltd, (“HDC”) determined that a property owner had instituted an action in Colombia against Grant Geophysical, Inc. a subcontractor to HDC, alleging that his property had been damaged by an amount of approximately $1.9 million as a result of certain seismic activities conducted by Grant Geophysical, Inc. on the claimant’s property. In June 2005, HDC was notified that the plaintiff had added HDC as a defendant in the lawsuit. Subsequent to this notice, HDC filed a motion to dismiss plaintiff’s claims against HDC. On July 15, 2005, the court determined to dismiss all claims alleged by plaintiff against HDC. On July 26, 2005, plaintiff filed an appeal of the court’s dismissal. HDC objected to the plaintiff’s appeal. On September 29, 2005, the court dismissed the plaintiff’s appeal and sustained the dismissal of all claims against HDC. HDC’s subcontract with Grant Geophysical, Inc. contains an indemnity provision requiring Grant Geophysical, Inc. to make HDC whole for any losses, including any losses associated with property damages. While the dismissal of plaintiff’s appeal was without prejudice to refiling, Harken believes, based on the court’s dismissal of the plaintiff’s appeal and the contract indemnity, that the ultimate outcome of this matter will not have a material adverse effect on its financial conditions and results of operations.

On May 31, 2005, the Colombian federal taxing authority, referred to by its Spanish acronym as “DIAN,” issued an Official Tax Assessment with regard to HDC’s tax return for 2001. The tax assessment includes a ‘presumptive income tax’ (PIT) equal to approximately $605,000 and an inaccuracy fine of $968,000. The described tax assessment is based on DIAN’s position that HDC understated its asset base for tax purposes in its 2001 Colombian tax return. The basis for DIAN’s position is that HDC had “productive” assets in 2001, namely the Alcaravan and Bolivar Association Contracts that should have been included in HDC’s asset base calculation. In August 2005, HDC filed its response to the tax assessment through the institution of a formal administrative proceeding. DIAN must respond within one year. HDC intends to complete the administrative proceeding and object to DIAN’s conclusions on the following grounds: (a) Colombian statutes require that the asset base for PIT be calculated as of the end of the year preceding the tax year in question; and (b) as of the year ended December 31, 2000, the Alcaravan and Bolivar contracts were not productive assets for tax purposes. HDC faced a similar issue for its 2000 Colombian tax return. HDC refuted DIAN’s claim based on the arguments presented above, and ultimately the 2000 Colombian tax return issues were resolved in HDC’s favor. HDC has engaged the same outside lawyers and tax consultant to assist in this matter as were engaged in the 2000 tax return matter. Accordingly, Harken believes that any liability to Harken or its consolidated companies as a result of the tax assessment will not have a material adverse effect on Harken’s operations or financial condition.

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

Overview

We are an independent oil and gas exploration, exploitation, development and production company. Our domestic operations are conducted through our wholly-owned subsidiary, Gulf Energy Management Company (“GEM”). GEM’s operations consist of exploration, exploitation, development, production and acquisition efforts in the United States, principally in the onshore and offshore Gulf Coast regions of South Texas and Louisiana, as well as coal bed methane exploration and development activities in Indiana and Ohio. We have exposure to international crude oil exploration and production operations through our holdings of approximately 34% of Global Energy Development PLC’s (“Global”) outstanding common shares. Global has activities in Colombia, Panama and Peru.

We are also engaged in minimal energy trading through our investment in International Business Associates (“IBA”), which focuses primarily on trading energy futures or other energy based contracts, principally in the United States. During the nine months ended September 30, 2005, IBA had a low volume of trading activities and has been unsuccessful in obtaining trading contracts overseas. We are currently pursuing strategic alternatives regarding our investment in IBA.

In March 2002, Global completed a private placement equity offering of approximately 2 million shares of common stock and then proceeded to list its common shares on the AIM Market of the London Stock Exchange (“AIM”). This offering in 2002 reduced our interest in Global from 100% to approximately 92.77%.

Since that time, we have strategically reduced our percentage interest in Global as opportunities have become available coincident with the increase of the trading price of Global common shares on the AIM. During the nine months ended September 30, 2005, we sold common shares of Global in exchange for total cash consideration, net of fees, of approximately $40 million and recorded total net gains on the sale of these shares of approximately $32.2 million. These sales of shares, along with the exercise of Global stock options and warrants, decreased our direct equity interest in Global from approximately 85% at December 31, 2004 to approximately 34% at September 30, 2005. During the remainder of 2005 and in 2006, we do not anticipate continuing to directly reduce our equity interest in Global. Therefore, we do not expect to recognize similar gains in the future. See Changes in Our Ownership of Global Shares below for detail of the changes in our ownership in Global during this year.

Gain from Exercise of Global Warrants

As discussed in Note 7 – Changes in Harken’s Ownership in Global in our Consolidated Condensed Financial Statements, in 2002 we issued to Lyford Investments Enterprises Ltd. (“Lyford”) warrants to purchase up to 7,000,000 shares of Global held by us at a price of 50 UK pence per share. Lyford’s representative, Alan Quasha, became a member of our board of directors and our Chairman in March 2003. In September 2005, Lyford exercised its warrants in exchange for cash proceeds of $6.4 million, and we recognized a Gain on Exercise of Global Warrants of approximately $28 million in the Consolidated Condensed Statement of Operations. This gain represents the difference between our proportionate net book value of our shares in Global as of the date of exercise and the cash proceeds received plus the fair value of the Lyford Warrant Liability immediately prior to exercise. We do not expect to recognize similar gains in the future.

Possible Deconsolidation of Global

As of September 30, 2005, Lyford owned approximately 20% of the common shares of Global as a result of its exercise of its Global warrants. Also at September 30, 2005, Lyford beneficially owned approximately 30% of the combined voting power of our common stock. Therefore, our direct equity interest of approximately 34%, combined with Lyford’s 20% equity interest in Global, may be deemed to provide us with the legal power to control the operating policies and procedures of Global. As a result, we continued to consolidate the operations of Global as of September 30, 2005.

Lyford has informed us that it may liquidate a portion of its equity ownership interest in Global through strategic sales under certain conditions. If Lyford reduces its equity ownership interest in Global, we may no longer be deemed to hold the legal power to control the operating policies and procedures of Global. As a result, we would no longer report Global’s operating results in our consolidated financial statements, but we would account for our investment in Global on the equity method of accounting. Under the equity method of accounting, our investment in Global will be presented on a single line in the consolidated balance sheet. Likewise, our share of Global’s earnings will be reflected on a single line in the consolidated statement of operations.

GEM’S OPERATIONS:

Effect of Recent Hurricanes in the Gulf of Mexico

GEM’s Louisiana operations in the third quarter of 2005 were affected by one tropical storm and two hurricanes that interrupted both production and certain drilling operations. As much as 75% of GEM’s domestic production was shut in during September and approximately 40% of its pre-storm production level remains curtailed. GEM continues to inspect and repair damage to its eastern Gulf operations that remain shut-in which include, Main Pass, Point a la Hache, and non-operated properties at Branville Bay, Backridge, Port Arthur (TX) and Abbeyville. Restoration of remaining curtailed production is also dependent on resumption of downstream infrastructure and the availability of service and equipment contractors necessary for over-water transportation and repairs.

Third quarter 2005 net income for GEM reflects both decreased revenue, due to the interruption of production, and the direct costs (principally minimum operating expenses and estimated insurance deductibles) related to the hurricanes totaling approximately $1.3 million. We expect the fourth quarter of 2005 GEM operating results to reflect the restoration costs and the continuing effect of shut-in production from the hurricanes. In connection with our operated properties, we have scheduled property damage insurance, but not business interruption coverage. On our non-operated Louisiana properties, our property damage insurance coverage is provided through the respective property’s operator.

As of September 30, 2005, GEM’s net domestic production rate had been dramatically affected by the shut-in of production. Prior to Hurricanes Katrina and Rita and including new production initiated in the third quarter of 2005, GEM had increased its net domestic production rate to approximately 7.6 million cubic feet equivalent of natural gas per day compared to the rate averaged for the second quarter 2005 of 7.3 million cubic feet equivalent of natural gas per day. As of September 30, 2005, GEM properties were producing at approximately 4.4 million cubic feet equivalent per day. We do not anticipate returning to previous production levels prior to December 2005.

The following field data updates the status of GEM’s domestic operations through September 2005.

Lapeyrouse Field, Terrebonne Parish – Louisiana

Hurricane impact. Damage to property interests (operated and non-operated) was minimal and production was fully restored in September. Drilling and workover operations underway or scheduled for the third quarter of 2005 in this field were significantly lengthened as to time and cost or delayed altogether.

Field Activity. GEM continues to participate in an active field redevelopment program that has included an interest in seven successful wells in the Lapeyrouse field since the fourth quarter of 2003. GEM holds an average non-operated working interest of 8.2% in seven wells in this field. Two scheduled workovers and one well deepening in the field have been delayed until the fourth quarter 2005. An eighth well was completed and began producing in May 2005. A ninth well, spudded in June 2005 and drilled to 15,334 feet true vertical depth, is currently expected to be logged and commence completion operations in November 2005. GEM holds an approximate 39% operated working interest in this ninth well.

Main Pass, Plaquemines Parish – Louisiana

Hurricane impact. Production is currently shut-in and damage has been estimated at approximately $720,000 (before insurance), net to GEM’s 90% interest in the platforms and equipment, which is similar to the loss from Hurricane Ivan in 2004. GEM has a 90% interest in Main Pass and is the field operator. Repairs of equipment and facilities, to the extent that the property would be capable of production, are not expected to be completed before December 2005. In addition to the normal periods required for such repairs, the expectation is that delays may also result related to the eastern Gulf of Mexico’s damaged oilfield service infrastructure which is limiting the availability of personnel, materials, over-water services and equipment. In October 2005, we completed satisfactorily an initial test of GEM’s eight-mile pipeline connecting the facility to the crude oil shore terminal.

Field Activity. During the third quarter of 2005, GEM completed a major overhaul and rebuild of an additional compressor for the field that had been off-line for the past four years. This investment in the unit was an effort to increase gas lift in the Main Pass Field and prior to Hurricane Katrina had increased production in the field by approximately 100 bopd with an expectation of additional production from additional wells shut-in in prior years. GEM continues its geological and geophysical study in the area, utilizing the recently acquired license to 21 square miles of 3D seismic data, covering the area held by production leases.

Raymondville Field, Willacy and Kenedy Counties – Texas

In 2005, GEM participated in an active recompletion campaign in this field with little success. It is expected that field production has peaked and will continue to decline. GEM has an average 27% non-operated working interest in this field.

Lake Raccourci Field, Lafourche Parish – Louisiana

Hurricane impact. Although both Hurricanes Katrina and Rita required the shut-in of production for short periods in August and September, as of September 30, the field’s production had been restored to its pre-storm capacity. Also, repairs resulting from the storms were minimal and have been completed in October 2005.

Field Activity. GEM holds a 40% operated working interest in each of its Lake Raccourci wells. GEM is presently seeking industry partners to drill a field extension well. This prospect is a result of continuing interpretation of GEM’s 60 square mile reprocessed 3D seismic database.

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

South Beach Field, Chambers County – Texas

GEM has a non-operated working interest of 10% in this area. The initial well was drilled to a true vertical depth of 10,750 feet and completed in the fourth quarter of 2004. GEM also participated in a second well drilled during the first quarter of 2005. After experiencing long delays to tie-in to the transmission pipelines, production on the well commenced in August 2005.

Branville Bay Field, Plaquemines Parish – Louisiana

Hurricane impact. Damages to this non-operated property have been difficult to assess given the difficulty of access to the location. Currently, we have no estimate of when the field will return to production.

Field Activity. GEM has a non-operated working interest of 12.5% in this area. The initial well was drilled to a total depth of 7,400 feet in the fourth quarter of 2004. The well was completed in the two logged productive sands, and production began in February 2005. A second well was completed to a total depth of 8,000 feet was connected to the transmission pipeline in the third quarter of 2005.

Point-a-la-Hache Field, Plaquemines Parish – Louisiana

Hurricane impact. Damages to this field by Hurricane Katrina are expected to be approximately $150,000 (before insurance), net of GEM’s 25% interest. The damages principally affected a leased production barge facility moved to the location in July. Repair of the production barge has required its removal to a drydock to complete repairs.

Field Activity. The initial well, State Lease 18077 #1, was drilled to a true vertical depth of 10,300 feet in mid- December 2004. The well was logged productive, completed and tested in the lower sand of two sands that both logged productive. The well began producing in July 2005. GEM maintains a 25% operated working interest in the area.

Allen Ranch Field, Colorado County – Texas

GEM owns an 11.25% non-operated working interest in the area. The initial well, the Hancock Gas Unit #1, was drilled to a measured depth of 16,983 feet in late January 2005. The well was productive in four sands with first production in April 2005 and has been producing approximately 2,500 mcf per day. In September 2005, the well was fracture stimulated and production increased 6,500 mcf per day. As a result of the success with the first well, the Hancock Gas Unit #2 was spudded in October 2005 as an offset to the first well.

Southeast Nada Field, Colorado County – Texas

GEM has a 17% non-operated working interest in this area. The initial well, the Popp et al #1, was drilled to a measured depth of 10,030 feet in late March 2005. The well was logged productive in two sands and began producing in May 2005.

Coalbed Methane Prospects – Indiana and Ohio

GEM has entered into two significant Exploration and Development Agreements in Indiana and Ohio. Each prospect provides for an area of mutual interest of approximately 400,000 acres. The agreements provide for a phased delineation, pilot and development program, with corresponding staged expenditures. Contracted third parties with a long track record in successful Coalbed Methane development provide expert advice (the “Technical Consultant”) for these projects. See Note 2 – Acquisitions of Coalbed Methane Prospects to the Consolidated Condensed Financial Statements for further discussion.

On the Indiana Posey Prospect, the coring phase commenced in May 2005 with GEM’s funding of $446,000 for core drilling that was completed by the prospect Operator in July. In September 2005, after the submission of a Phase I core evaluation report by the Technical Consultant, GEM has elected to proceed and fund pilot well drilling under Phase II of the agreement. With regard to Phase II, GEM will make an additional $500,000 prospect acquisition payment and fund a $1,280,000 AFE for the first of two pilot well projects on the Indiana Prospect. GEM expects the drilling and completion of the pilot wells to occur in the fourth quarter of 2005, including facilities costs, if necessary, to gather and sell any significant production. Under the agreement, a second pilot well project may be initiated by the funding of a second AFE by GEM for approximately $1,104,000. Following an extended evaluation period of the pilot wells, GEM will evaluate a Phase III election and funding of a development well program as contemplated by the agreements.

On the Ohio Cumberland Prospect, the coring phase commenced in May 2005 with GEM’s funding of $284,200 for core drilling that was completed by the prospect Operator in July 2005. Currently, the coring phase is continuing and expected to be completed (including the core evaluation report due from the Technical Consultant and the Operator) in the fourth quarter of 2005.

In addition, GEM is actively evaluating other strategic coalbed methane opportunities in pursuit of long-lived reserve prospects to compliment our current oil and gas portfolio.

GLOBAL’S OPERATIONS:

Revenues from Global are derived solely from its Colombian oil production. During the nine months ended September 30, 2005, Global increased their sales compared to the prior year period by selling 367,000 net barrels of oil (after royalties and the Cajaro working interest allocation) in Colombia. These sales generated oil revenues of approximately $15.7 million and represented approximately 53% of our consolidated revenues for such period. Global’s activities in Panama and Peru, thus far, have been limited to technical evaluations of potential exploration areas.

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

In April 2005, Global announced that the new License Contract between Global and Perupetro S.A. (“Perupetro”), the national oil company of Peru, for the Exploration and Exploitation of Hydrocarbons in the Block 95 Area located in the Marañon Basin of Northeastern Peru had been fully executed and was effective. Global owns a 100% working interest in the License Contract area subject only to an initial 5% royalty. The size of the ongoing royalty is to be determined by future production levels. The contract duration is approximately seven years for the initial exploration phases and 23 years for the exploitation phase. The contract assigns Global exclusive exploration and production rights to approximately 1,255,000 acres. During Phase 1 of the contract, the terms require Global to complete within 12 months, environmental impact studies and plans for the drilling of a well in the Bretaña field located in Block 95.

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

In September 2005, Global exercised its option to commence negotiations with ANH to convert a portion of the Valle Lunar TEA area into an Exploration and Production Contract. Global anticipates executing an Exploration and Production Contract before the end of 2005.

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

In October 2005, Global announced that it had commenced the Pilot Test Phase of its Torcaz Field Cyclic C02 Project representing an improved recovery program on its Bocachico Association Contract. Also in October 2005, Global announced positive test results from its first exploratory well on the Los Hatos Exploration and Production Concession Contract area in Colombia. Global expects to place the Los Hatos #1 well on production in November 2005. Based on this upcoming production, Global will have production from five different contracts in Colombia.

CAPITAL STRUCTURE

As of September 30, 2005, we had total cash of $48.7 million and working capital of approximately $45 million (in both cases including $5.4 million cash held by Global). We had approximately $92 million in shareholders’ equity at September 30, 2005.

Potential Dilutive Effect of Convertible Debt and Equity Instruments

At September 30, 2005, if our outstanding convertible debt and equity instruments were exercised and/or converted, we would issue the following amount of our common stock:

	Conversion / Exercise Price (a)	Common Stock
5% Convertible Notes	$0.52	3,692,308	(b)
Series M Preferred	$0.59	8,474,576
Series G1 Preferred	$12.50	12,800
Series G2 Preferred	$3.00	33,333
Series G4 Preferred	$2.00	490,100	(b)
Series L Common Stock Warrants	$0.67	3,167,931
Series M Common Stock Warrants	$0.57	4,385,965

Common Stock Potentially Issued Upon Conversion / Exercise		20,257,013

(a)	Certain conversion and exercise prices are subject to adjustment under certain circumstances. At September 30, 2005, we had approximately 21,000,000 shares reserved for issuance upon conversion of the convertible debt and equity instruments in the table above.
(b)	These instruments are no longer outstanding as of November 9, 2005.

Global Warrants Held by Outside Parties

In 2002, we received the proceeds of a 10% Term Loan (the “Investor Term Loan”) in the aggregate principal amount of $5,000,000 to Lyford Investments Enterprises Ltd. (“Lyford”) in exchange for a loan of $5,000,000 cash.

As additional consideration for the Investor Term Loan, as amended, we issued to Lyford warrants (the “Lyford Warrants”) to purchase up to 7,000,000 shares of Global held by Harken at a price of 50 UK pence per share. In August 2002, Global issued to its minority shareholders warrants to purchase shares of Global stock at 60 UK pence per share (the “Minority Shareholder Warrants”). Under generally accepted accounting principles in the United States (“US GAAP”), we recorded the Minority Shareholder Warrants and the Lyford Warrants (collectively referred to as “Global Warrants Held by Outside Parties”) as derivatives in accordance with the Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 133 required us to record the estimated fair value of the warrants as a liability at issuance and to adjust the liability to estimated fair value each period with any changes in value reflected in earnings until the warrants are exercised or expired. The fair value of the Global Warrants Held by Outside Parties was calculated by a third party firm, using the Black-Scholes pricing model, based primarily on the underlying market price of Global’s common stock.

In August 2005 all remaining Minority Shareholder Warrants were exercised and the Lyford Warrants were exercised on September 15, 2005. Due to the substantial increase in Global’s common share price during 2005 through the date of exercise of the warrants, we recorded an unrealized loss of $5.1 million and $13.3 million during the three and nine months ended September 30, 2005, respectively, relating to the increase in value of the Global Warrants Held by Outside Parties.

Upon exercise of the Lyford Warrants, we transferred 7,000,000 shares of our holdings of Global common shares to Lyford in exchange for cash proceeds of $6.4 million. In accordance with US GAAP we recorded a gain of $28.4 million representing the difference between the cash proceeds received plus the fair value of the Global Warrant liability and the proportionate share of our recorded net book value of Global as of the date of exercise.

Global Share Options

In addition to the Global warrants described above, certain employees and directors of Global hold options to purchase 3,895,000 shares of Global’s common stock at September 30, 2005. During the third quarter of 2004, the board of directors of Global amended the Global share option plan to allow for the cashless exercise of options granted to employees under the plan. In accordance with Accounting Principles Board Opinion No 25, Accounting for Stock Issued to Employees, as interpreted by Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the modification resulted in variable plan accounting for the Global share option plan. Accordingly, since the Global share price is greater than the option exercise price, variable plan accounting requires compensation expense (or benefit) to be recognized for changes in Global’s share price for all options outstanding under the plan. Unrecognized compensation costs relating to the unvested options are recorded over the remaining vesting period. During the first nine months of 2005, Global recorded share-based compensation expense of approximately $11 million attributable to the unexercised options as a result of the increase in the Global share price during the period from December 31, 2004 to September 30, 2005. Share-based compensation is recorded in General and Administrative Expenses in our Statement of Operations.

In June 2005, four current Harken employees resigned their respective officer positions of Global and were replaced with Global employees. Global’s board of directors, acting under the discretionary provisions of the Global Share Plan, approved a resolution which resulted in the Global options granted to those four individuals to become fully vested. In accordance with the terms of the Global Share Plan, as amended, the options granted to the four individuals expire on June 16, 2007. As a result of the accelerated vesting, during the period ended September 30, 2005, Global recorded additional compensation expense based on these newly vested options of approximately $364,000.

Changes in Our Ownership of Global Shares

During the nine month period ended September 30, 2005, through warrant and share option exercises and the direct sales of our shares in Global, our ownership in Global has changed as follows:

		After the transaction
Transaction	Global Shares Issued / Sold	Total Global Shares outstanding	Global Shares held by Harken	HEC’s Ownership percentage	Minority Interest ownership
Balance January 1, 2005		28,060,348	23,949,930	85.35%
01/05 Harken sale of Global common shares	25,000	28,060,348	23,924,930	85.26%	14.74%
01/05 Global employee share option exercise	66,819	28,127,167	23,924,930	85.06%	14.94%

04/05 Harken sale of Global common shares	25,000	28,127,167	23,899,930	84.97%	15.03%
04/05 Harken sale of Global common shares	50,000	28,127,167	23,849,930	84.79%	15.21%
04/05 Harken sale of Global common shares	2,812,716	28,127,167	21,037,214	74.79%	25.21%
04/05 Harken sale of Global common shares	1,264,600	28,127,167	19,772,614	70.30%	29.70%

05/05 Minority owner warrant exercise	23,766	28,150,933	19,772,614	70.24%	29.76%
05/05 Harken sale of Global common shares	25,000	28,150,933	19,747,614	70.15%	29.85%

05/05 Harken sale of Global common shares	400,000	28,150,933	19,347,614	68.73%	31.27%
06/05 Minority owner warrant exercise	299,294	28,450,227	19,347,614	68.01%	31.99%
06/05 Global employee share option exercise	15,721	28,465,948	19,347,614	67.97%	32.03%
06/05 Harken warrant exercise	6,487,481	34,953,429	25,835,095	73.91%	26.09%
06/05 Harken sale of Global common shares	65,000	34,953,429	25,770,095	73.73%	26.27%
06/05 Harken sale of Global common shares	1,619,578	34,953,429	24,150,517	69.09%	30.91%
06/05 Harken sale of Global common shares	100,000	34,953,429	24,050,517	68.81%	31.19%
06/05 Harken sale of Global common shares	800,000	34,953,429	23,250,517	66.52%	33.48%
06/05 Harken sale of Global common shares	1,000,000	34,953,429	22,250,517	63.66%	36.34%
06/05 Harken sale of Global common shares	100,000	34,953,429	22,150,517	63.37%	36.63%
06/05 Harken sale of Global common shares	245,374	34,953,429	21,905,143	62.67%	37.33%
06/05 Minority owner warrant exercise	11,618	34,965,047	21,905,143	62.65%	37.35%
06/05 Harken sale of Global common shares	100,000	34,965,047	21,805,143	62.36%	37.64%

07/05 Minority owner warrant exercise	81,108	35,046,155	21,805,143	62.22%	37.78%

08/05 Minority owner warrant exercise	84,275	35,130,430	21,805,143	62.07%	37.93%

09/05 Harken sale of Global common shares	150,000	35,130,430	21,655,143	61.64%	38.36%
09/05 Harken sale of Global common shares	30,000	35,130,430	21,625,143	61.56%	38.44%
09/05 Harken sale of Global common shares	50,000	35,130,430	21,575,143	61.41%	38.59%
09/05 Harken sale of Global common shares	150,000	35,130,430	21,425,143	60.99%	39.01%
09/05 Harken sale of Global common shares	700,000	35,130,430	20,725,143	58.99%	41.01%
09/05 Harken sale of Global common shares	1,749,501	35,130,430	18,975,642	54.01%	45.99%
09/05 Lyford warrant exercise	7,000,000	35,130,430	11,975,642	34.09%	65.91%
09/05 Harken sale of Global common shares	25,000	35,130,430	11,950,642	34.02%	65.98%

Throughout the nine months ended September 30, 2005, we have consolidated Global’s operating results with a minority interest recognized in our Statement of Operations for the percentage of Global that we did not own. Effective on the date of each transaction above, the proportionate interest in Global’s operations attributable to the minority interest was increased or decreased to give effect to the change in ownership.

Significant Ownership of our Stock

As of November 9, 2005, Lyford beneficially owned approximately 30% of the combined voting power of our common stock. Lyford is in a position to exercise significant influence over the election of our board of directors and other matters.

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

Asset Retirement Obligations— Our asset retirement obligations represent our best estimate of the fair value of our future abandonment costs associated with our oil and gas properties, including the costs of removal and disposition of tangible equipment, site and environmental restoration. We estimate the fair value of our retirement costs in the period in which the liability is incurred, if a reasonable estimate can be made. The determination of the fair value of the asset retirement obligation generally involves estimating the fair value of the obligation at the end of the property’s useful life and then discounting it to present value using our credit adjusted, risk free rate of return. Estimating future asset removal costs is difficult and requires management to make estimates and judgments regarding the expected removal and site restoration costs, timing and present value discount rates. Changes in the estimated useful life and the fair value of the asset retirement obligation are imprecise since the removal activities will generally occur several years in the future and asset removal technologies and costs are constantly changing, as are political, environmental and safety considerations that may ultimately impact the amount of the obligation.

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

Fair value of our debt and equity transactions—Many of our various debt and equity transactions require us to determine the fair value of a debt or equity instrument in order to properly record the transaction in our financial statements. We utilized independent third parties to assist us in determining the fair value of many of our transactions, including the Global Warrants Held by Outside Parties. Fair value is generally determined by applying widely acceptable valuation models, (i.e the Black Scholes valuation model) using the trading price of the underlying instrument or by comparison to instruments with comparable maturities and terms.

Consolidation of variable interest entities— In January 2003, the FASB issued FIN 46 which requires the primary beneficiary of a variable interest entity’s activities to consolidate the variable interest entity. FIN 46 defines a variable interest entity as an entity in which the equity investors do not have substantive voting rights and there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is the party that absorbs a majority of the expected losses and/or receives a majority of the expected residual returns of the variable interest entity’s activities. In December 2003, the FASB issued FIN 46(R), which supercedes and amends certain provisions of FIN 46. While FIN 46(R) retained many of the concepts and provisions of FIN 46, it also provides additional guidance related to the application of FIN 46, provides for certain additional scope exceptions, and incorporates several FASB Staff Positions issued related to the application of FIN 46. As of September 30, 2005, Harken owned less than a majority of the common shares of Global but did otherwise have a controlling financial interest in, or the legal power to direct the operating policies and procedures of Global through the combined 20% ownership by Lyford in Global shares. In addition, Harken has concluded that Global is not a variable interest entity as contemplated by FIN 46(R). See Note 3 – Investment in International Business Associates, Ltd. to the Consolidated Condensed Financial Statements for information regarding the consolidation of IBA.

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

Consolidated Condensed Statement of Operations Comparisons

Net income / (loss) and per-share amounts for each of the three-month and nine-month periods ended September 30, 2004 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars, except per-share amounts)	2004	2005	2004	2005
	(unaudited)		(unaudited)
Net income / (loss)	$(1,274)	$32,810	$(11,788)	$42,282
Net income / (loss) attributed to common stock	$(2,750)	$32,666	$(10,832)	$41,747
Net income / (loss) per share -
Basic	$(0.01)	$0.15	$(0.05)	$0.19
Diluted	$(0.01)	$0.14	$(0.05)	$0.17

The primary components of our net income for the three-month and nine-month periods ended September 30, 2005 compared to the net loss for the three-month and nine-month periods ended September 30, 2004 are as follows:

	Favorable (Unfavorable) Variance
(Thousands of dollars)	Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005 compared to Nine Months Ended September 30, 2004
GEM operating profit (1)	$(841,000)	$208,000
Global operating profit (2)	2,156,000	4,700,000
IBA trading gain (3)	536,000	406,000
General and administrative expenses, net of share-based compensation expense	(1,059,000)	(3,192,000)
Depreciation and amortization	(395,000)	(708,000)
Share-based compensation	(2,740,000)	(7,208,000)
Increase in Global warrant liability	(6,219,000)	(1,936,000)
Accretion expense	(3,000)	19,000
Interest expense and other, net	154,000	(564,000)
Gain on exercise of Global warrants	28,341,000	28,341,000
Gains from extinguishments of debt	—	(325,000)
Gain on sale of subsidiary stock	11,841,000	32,185,000
Gain on investment	—	(990,000)
Income tax expense	(8,000)	(92,000)
Other	2,321,000	3,226,000

	$34,084,000	$54,070,000

(1)	GEM’s operating profit is calculated as oil and gas revenues less oil and gas operating expenses.
(2)	Global’s operating profit is calculated as oil revenues less operating expenses, before reduction for minority interest.
(3)	IBA’s trading gains reflects net trading gains and expenses. IBA’s trading gains for the three-month and nine-month periods ended September 30, 2005 is classified in Interest and Other Income in the Consolidated Condensed Statement of Operations.

GEM Operating Profit, Global Operating Profit and IBA Operating Loss

The following is our discussion and analysis of certain significant factors which have affected our operations during the periods included in the accompanying consolidated condensed financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(unaudited)		(unaudited)
Operating Revenues

GEM Exploration and Production Operations
Gas sales revenues	$2,984,000	$2,165,000	$8,279,000	$7,519,000
Gas volumes in mcf	484,000	255,000	1,421,000	1,016,000
Gas price per mcf	$6.17	$8.49	$5.83	$7.40
Oil sales revenues	$1,674,000	$1,958,000	$5,293,000	$6,326,000
Oil volumes in barrels	40,000	33,000	140,000	122,000
Oil price per barrel	$41.85	$59.33	$37.81	$51.85

Global Exploration and Production Operations
Oil sales revenues	$3,548,000	$6,610,000	$9,072,000	$15,713,000
Oil volumes in barrels	100,000	134,000	300,000	367,000
Oil price per barrel	$35.48	$49.33	$30.24	$42.81

Other Revenues, net
Interest income	$62,000	$272,000	$114,000	$504,000
Other income	$73,000	$27,000	$115,000	$48,000
IBA trading gain	$—	$536,000	$—	$406,000

For the three months ended September 30, 2005 compared with the three months ended September 30, 2004

GEM Operating Results:

GEM’s oil and gas revenues during the third quarter of 2005 relate to the operations in the onshore and offshore areas of the Texas and Louisiana Gulf Coast. During the quarter ended September 30, 2005, GEM’s oil and gas revenues decreased 11% to approximately $4.1 million compared to $4.7 for the prior year period primarily due to the decrease in sales and production volumes due to accelerated declines in certain field productivity as well as lost production due to Hurricanes Katrina and Rita. Mitigating this decrease in revenues was an increase in average oil and gas commodity prices received as compared to the prior year period.

GEM’s gas revenues decreased 27% to approximately $2.2 million during the third quarter 2005 compared to approximately $3.0 million for the third quarter 2004. GEM received an overall average price of $8.49 per Mcf of gas during third quarter 2005 compared to $6.17 per Mcf received during third quarter 2004. Gas production decreased 47%, affected by well decline reductions principally at three fields (Lapeyrouse, Lake Raccourci and Raymondville) and shut-in of production related to the hurricanes. Lapeyrouse has also been affected by delays in completing anticipated workovers. At Raymondville, despite an active recompletion campaign, field production peaked in 2004 and is expected to continue to decline. These production declines were slightly offset by GEM’s new production from wells drilled under GEM’s capital expenditure plan (primarily Allen Ranch, South Beach, Southeast Nada and Branville Bay).

GEM’s oil revenues increased 17% to approximately $2.0 million during the third quarter 2005 compared to approximately $1.7 million during the third quarter 2004 due to an increase in oil prices received during the nine months ended September 30, 2005 which averaged $59.33 per barrel compared to $41.85 per barrel in the prior year period. Mitigating the increase in oil revenues was a decline in production of 18% related primarily to normal production declines as well as lost production due to Hurricanes Katrina and Rita.

GEM’s oil and gas operating expense increased 25% to approximately $1.5 million during the third quarter of 2005 compared to approximately $1.2 million during the third quarter 2004 primarily due to accrued property damage estimates associated with the hurricanes (principally deductibles of approximately $300,000).

Global Operating Results:

During the third quarter 2005 as compared to the third quarter 2004, Global has experienced increased oil revenues, operating expenses and oil volumes. Global’s revenues relate to its oil operations in Colombia, South America. Global’s third quarter 2005 revenue primarily is related to production from its Bolivar, Alcaravan and Bocachico Association Contract Areas along with new production from its Rio Verde Exploration and Production Concession Contract. In 2004, Global was advised of Ecopetrol’s intent to declare the Cajaro #1 well commercial pursuant to the Alcaravan Contract terms. As of November 9, 2005, Global and Ecopetrol continue to negotiate the terms of Ecopetrol’s commerciality declaration, including the extent of the commercial area and the potential need for unitization of the Cajaro #1 commercial area and a portion of Global’s Los Hatos Contract which is adjacent to the Alcaravan Contract area. As a result, Global’s net revenue interest in the production from the Mirador discovery on the Cajaro #1 well, has been affected by Ecopetrol’s declaration of commerciality. Beginning in late 2004, Global began allocating its oil production from Cajaro #1, after royalties of 8%, 50% to Ecopetrol and 50% to Global.

Global’s oil revenues increased to approximately $6.6 million during third quarter 2005 as compared to $3.5 million in the third quarter 2004. Oil sales volumes increased 34% from approximately 100,000 net barrels during the third quarter 2004 to approximately 134,000 net barrels (after royalties and Cajaro’s working interest allocation) during the three months ended September 30, 2005. Increased oil sales volumes were a result of improved well performance and successful workovers. Global’s average oil commodity prices increased 39% to $49.33 during the third quarter 2005 compared to $35.48 during the third quarter 2004.

Global’s operating expenses have increased 135% from approximately $671,000 for third quarter 2004 to approximately $1.6 million for third quarter 2005 primarily due to equipment rentals and diesel fuel costs and workovers due to increased production volumes from certain wells in the second quarter of 2005. These wells include the Tilodiran, the Macarenas, and the Estero #4 and Estero #5 wells. Diesel fuel costs have risen with the increase in price of crude oil.

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

IBA Operating Results:

IBA began trading natural gas contracts in the United States during late 2004 and continued its trading activities during the period ended September 30, 2005. IBA incurred net trading gains of approximately $536,000 for the three months ended September 30, 2005. Also during third quarter 2005, IBA incurred $9,000 of trading revenues associated with the mark to market of its outstanding derivative contracts as of September 30, 2005. IBA’s net operating gains for the three months ended September 30, 2005 are classified in Interest and Other Income in the Consolidated Condensed Statement of Operations.

Interest and Other Income, net

Interest income increased primarily due to increased cash balances in the third quarter of 2005 compared to the third quarter of 2004.

Other Costs and Expenses

General and administrative expenses, net of share-based compensation expense, increased 57% to $2.9 million during third quarter 2005 as compared to $1.9 million for third quarter 2004 due primarily to the consolidation of IBA. IBA’s general and administrative expenses for the three months ended September 30, 2005 totaled approximately $713,000. Additional public company regulatory compliance efforts and corresponding additional financial and administrative personnel also contributed to the increased general and administrative costs in third quarter 2005 as compared to the prior year period.

Interest expense and other decreased during the third quarter of 2005 compared to the prior year period. During the third quarter of 2005, IBA expensed a foreign currency loss of approximately $7,000 associated with certain of its cash balances held in Euros and Hungarian Forints and Global recorded a foreign currency gain of approximately $169,000. The U.S dollar is the functional currency for both Global and IBA’s operations. Also during the third quarter 2005, GEM recorded $56,000 of expense associated with the reduction in values of its outstanding 2005 natural gas option floor and crude oil option floor contract.

Share-Based Compensation Expense

During the third quarter of 2005, Global recorded share-based compensation expense of approximately $6.9 million attributable to the vesting of certain unexercised options and the result of the increase in the Global share price during the three months ended September 30, 2005. Share-based compensation is recorded in General and Administrative Expenses in our Statement of Operations.

Global Warrant Liability

We engaged a third party firm to determine the fair value of the Global Warrants Held by Outside Parties, which was based in part, on the underlying share price of Global’s common stock. During the three months ended September 30, 2005, (prior to the exercise of the Global Warrants Held by Outside Parties), we recognized a loss in the three months ended September 30, 2005 of $5.1 million for the increase in the fair value of the Global Warrants held by Outside Parties. During the three months ended September 30, 2004, we recognized a gain of $1.1 million for the decrease in the fair value of the Global Warrants Held by Outside Parties as of September 30, 2004.

Gain on Exercise of Global Warrants

In September 2005, Lyford exercised all of its warrants in exchange for cash proceeds of $6.4 million. In the third quarter of 2005, we recognized a gain on the exercise of these warrants of approximately $28 million. We do not expect to recognize similar gains in the future. There were no similar gains during the three months ended September 30, 2004.

Gain on Sale of Subsidiary Stock

During the three months ended September 30, 2005, we sold certain of our common shares of Global, at market price on the date of sale, in exchange for cash consideration, net of fees, of approximately $13.9 million. These sales of shares helped to contribute to a decrease in our ownership of Global to approximately 34% as of September 30, 2005. In accordance with APB Opinion 18 (As Amended), “The Equity Method of Accounting for Investments in Common Stock” and, as a result of the sale of these shares, we recognized a gain of approximately $11.9 million equal to the amount by which the total sale proceeds exceeded our proportionate carrying value of Global.

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

Accruals of dividends related to preferred stock for the three month periods ended September 30, 2004 and 2005 are as follows:

	Three Months Ended September 30,
	2004	2005
Series G1	$591,000	$6,000
Series G2	53,000	3,000
Series G4	155,000	154,000
Series J	62,000	42,000
Series L	50,000	—
Series M	—	50,000

Total	$911,000	$255,000

Preferred Stock Redemptions

Redemption of the Series J Cumulative Convertible Preferred – In August 2005, Harken entered into and completed a transaction with the holder of the Series J Cumulative Convertible Preferred (“Series J Preferred”) to redeem all of the outstanding 50,000 shares of Series J Preferred in exchange for $5.0 million in cash. As part of the agreement, the Series J Preferred holder waived its right to partial liquidated damages under the Series J Preferred Subscription Agreement, and any interest thereon, which arose from a previous registration default under the agreement. The Series J holder had only an investor relationship with Harken, not any commercial relationship or otherwise.

Accounting for the Redemption of the Series J – According to EITF Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” and EITF Topic D-53, “Computation of Earnings per Share for a Period That Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock”, Harken recognized a charge to Exchange of Preferred Stock of approximately $225,000 equal to the fair value of the consideration paid to the holder ($5 million in cash) less the carrying amount of the Series J Preferred ($4,675,000) and the accrued liquidated damages for the Registration Event forgiven on the redemption of the Series J ($100,000).

Redemption of Series G1 Convertible Preferred Stock – In July 2005, Harken entered into and completed transactions with certain holders of the Series G1 Convertible Preferred (“Series G1 Preferred”) to redeem a total of 11,825 shares of Series G1 Preferred in exchange for $65,000 in cash. At November 9, 2005, there are 1,600 shares of Series G1 Preferred issued and outstanding.

Accounting for the Redemption of the Series G1 Preferred – According to EITF Topic D-42 and EITF Topic D-53, during the period ended September 30, 2005, Harken recognized a credit to Payment of Preferred Stock Dividends of approximately $489,000 equal to the carrying amount of the Series G1 Preferred redeemed ($554,000) less the fair value of the consideration paid to the holders ($65,000 in cash).

Redemption of Series G2 Convertible Preferred Stock – In August 2005, Harken entered into and completed transactions with certain holders of the Series G2 Convertible Preferred (“Series G2 Preferred”) to redeem a total of 1,000 shares of Series G2 Preferred in exchange for $24,000 in cash. At November 9, 2005, there are 1,000 shares of Series G2 Preferred issued and outstanding.

Accounting for the Redemption of the Series G2 Preferred – According to EITF Topic D-42 and EITF Topic D-53, during the period ended September 30, 2005, Harken recognized a credit to Payment of Preferred Stock Dividends of approximately $53,000 equal to the carrying amount of the Series G2 Preferred redeemed ($77,000) less the fair value of the consideration paid to the holders ($24,000 in cash).

Redemption of Series G4 Convertible Preferred Stock – In September 2005, Harken entered into and completed transactions with certain holders of the Series G4 Convertible Preferred (“Series G4 Preferred”) to redeem a total of 67,715 shares of Series G4 Preferred in exchange for $3.7 million in cash. Subsequent to September 30, 2005, Harken redeemed 9,802 shares of Series G4 Preferred in exchange for a combination of approximately 57,000 shares of Global stock held by Harken and $287,000 in cash. As of November 9, 2005, the Series G4 Preferred are no longer issued or outstanding.

Accounting for the Redemption of the Series G4 Preferred – According to EITF Topic D-42 and EITF Topic D-53, during the period ended September 30, 2005, Harken recognized a debit to Payment of Preferred Stock Dividends of approximately $204,000 equal to the carrying amount of the Series G4 Preferred redeemed, net of fees ($3.5 million) less the fair value of the consideration paid to the holders ($3.7 million in cash).

For the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004

GEM Operations:

During the nine months ended September 30, 2005, GEM’s oil and gas revenues increased 2% to approximately $13.8 million compared to approximately $13.6 million for the prior year period due to the increase in both oil and gas prices as compared to the prior year period.

GEM’s gas revenues decreased 9% during the nine months ended September 30, 2005 compared to the first nine months of 2004. GEM received an overall average price of $7.40 per Mcf of gas during the nine months ended September 30, 2005 compared to $5.83 per Mcf received during the first nine months of 2004.

GEM’s oil revenues increased 20% to approximately $6.3 million during the nine months ended September 30, 2005 compared to approximately $5.3 million during the first nine months of 2004 due to an increase in oil prices. This increase is due to GEM’s oil prices received during the nine months ended September 30, 2005 which averaged $51.85 per barrel compared to $37.81 per barrel in the prior year period.

GEM’s oil and gas operating expense increased 2% to approximately $4.2 million during the nine months ended September 30, 2005 compared to approximately $4.1 million during the nine months ended September 30, 2004, primarily due to the effects of demand driven price increases for oilfield services and equipment associated with increased oilfield activity along with insurance deductibles associated with Hurricanes Katrina and Rita.

Global Operations:

Global revenues during the first nine months of 2005 relate to Global’s oil operations in Colombia. Global’s Colombian oil revenues increased 73% from $9.1 million during the first nine months of 2004 to $15.7 million during the first nine months of 2005 due to increased production along with increased oil prices, which averaged $42.81 per barrel during the first nine months of this year compared to $30.24 per barrel during the first nine months of 2004. Global’s oil production volumes increased 22% during the first nine months of 2005 compared to the prior year period primarily due to the new production from the Tilodiran #1, Macarenas #1 and Estero #5 wells, mitigated by normal production declines.

Global’s operating expenses increased 104% from $1.9 million during the first nine months of 2004 to $3.8 million for the first nine months of 2005, primarily due to higher diesel fuel and equipment rental costs, as well as workover costs.

IBA Operating Results:

IBA began trading natural gas contracts in the United States during late 2004 and continued its trading activities during the nine months ended September 30, 2005. IBA incurred net trading gains of approximately $406,000 for the nine months ended September 30, 2005. Also during the first nine months of 2005, IBA incurred $4,000 of trading expenses associated with the mark to market of its outstanding derivative contracts as of September 30, 2005. IBA’s net operating gains for the nine months ended September 30, 2005 are classified in Interest and Other Income in the Consolidated Condensed Statement of Operations.

Interest and Other Income

Interest and other income increased during the first nine months of 2005 compared to the prior year period due primarily to the increase in cash balances during the first nine months of 2005 and IBA trading gains.

Other Costs and Expenses

General and administrative expenses, net of share-based compensation expense, increased 58% from $5.5 million during the first nine months of 2004 compared to $8.7 million in the first nine months of 2005 due primarily to the consolidation of IBA. IBA’s general and administrative costs totaled approximately $2.1 million during the nine months ended September 30, 2005 as compared to $89,000 in the nine months ended September 30, 2004. Additional public company regulatory costs and addition personnel have also contributed to the increase in general and administrative costs.

Interest expense and other increased during the first nine months of 2005 compared to the prior year period. GEM recorded $125,000 of expense associated with the mark to market of its outstanding natural gas option floor and crude oil option floor contracts versus a gain of approximately $270,000 during the comparable period in 2004. During the first nine months of 2005, Global’s foreign currency gains of approximately $563,000 were largely offset with IBA recording a foreign currency loss of approximately $558,000 associated with certain of its cash balances held in Euros and Hungarian Forints. The U.S dollar is the functional currency for both Global and IBA’s operations.

Share-Based Compensation Expense

During the nine months ended September 30, 2005, Global recorded share-based compensation expense of approximately $11.4 million attributable to the remaining options which vested during the period and to the increase in the Global share price during the nine months ended September 30, 2005.

As of September 30, 2005, the Global share option plan has approximately 3.9 million options outstanding. Under variable plan accounting, if the Global share price is greater than the exercise price, Global is required to record additional compensation expense for the Global share options outstanding in an amount equal to the increase in share price of Global shares. Conversely, a compensation benefit is required to be recorded for decreases in Global’s share price. This could result in significant volatility of our earnings in the future.

Global Warrant Liability

As of September 30, 2005, all Global Warrants held by Outside Parties have been exercised and are no longer issued or outstanding. During the first nine months of 2005, Global’s common share price increased from approximately 150 UK pence at December 31, 2004 to approximately 262.50 UK pence at September 15, 2005. We engaged a third party firm to determine the fair value of the Global Warrants held by Outside Parties, which was based in part, on the underlying share price of Global’s common stock. Prior to their exercise, we recorded a loss of $13.3 million associated with the increase in the Global warrant liability during the nine months ended September 30, 2005.

Gain on Exercise of Global Warrants

In September 2005, Lyford exercised all of its warrants in exchange for cash proceeds of $6.4 million. In the third quarter of 2005, we recognized a gain on the exercise of these warrants of approximately $28 million. We do not expect to recognize similar gains in the future. There were no similar gains during the nine months ended September 30, 2004.

Gains from Extinguishments of Debt

During the nine months ended September 30, 2004, we repaid the principal amount of the Senior Secured Notes, at a discount equal to approximately 18%, plus accrued and unpaid interest, with cash and recorded a gain on extinguishments of the notes of approximately $325,000 in January 2004 in the Consolidated Condensed Statement of Operations. No gains from extinguishments of debt were recorded during the nine months ended September 30, 2005.

Gain on Sale of Subsidiary Stock

During the nine months ended September 30, 2005, we sold certain of our common shares of Global,

at market price on the date of sale, in exchange for cash consideration, net of fees, of approximately $40 million. These sales of shares helped to contribute to a decrease in our ownership of Global to approximately 34% as of September 30, 2005. In accordance with APB Opinion 18 (As Amended) and as a result of the sale of these shares, we recognized a gain of approximately $32 million equal to the amount by which the total sale proceeds exceeded our proportionate carrying value of Global. Share-based compensation is recorded in General and Administrative Expenses in our Statement of Operations.

Gain on Investment

During the nine months ended September 30, 2004, we sold all of our investment of 1,232,742 ordinary shares of New Opportunities Investment Trust (“NOIT”) on the Alternative Investment Market of the London Stock Exchange for cash proceeds of approximately $1.6 million and recorded a realized gain on sale of equity investment of approximately $1.0 million in our Consolidated Condensed Statement of Operations for the nine months ended September 30, 2004. No gains on investments were recorded during the nine months ended September 30, 2005.

Accrual of Dividends related to Preferred Stock

Accruals of dividends related to preferred stock for the nine month periods ended September 30, 2004 and 2005 are as follows:

	Nine Months Ended September 30,
	2004	2005
Series G1	$1,776,000	$62,000
Series G2	217,000	12,000
Series G3	81,000	—
Series G4	307,000	464,000
Series J	105,000	167,000
Series L	68,000	3,000
Series M	—	150,000

Total	$2,554,000	$858,000

Preferred Stock Redemptions

In April 2004, we issued 77,517 shares of the Series G4 Preferred in exchange for 1,000 shares of the Series G1 Preferred and 23,000 shares of the Series G2 Preferred and $2.4 million in cash. We reflected the difference between the face amount of the Series G1 Preferred and the Series G2 Preferred, plus the $2.4 million in cash, less transaction fees, and the fair value of the Series G4 Preferred shares issued as Exchange on Preferred Stock, of approximately $337,000 as an increase to Net Income Attributed to Common Stock for the nine months ended September 30, 2004.

Redemption of the Series J Cumulative Convertible Preferred – In August 2005, Harken entered into and completed a transaction with the holder of the Series J Cumulative Convertible Preferred (“Series J Preferred”) to redeem all of the outstanding 50,000 shares of Series J Preferred in exchange for $5.0 million in cash. As part of the agreement, the Series J Preferred holder waived its right to partial liquidated damages under the Series J Preferred Subscription Agreement, and any interest thereon, which arose from a previous registration default under the agreement. The Series J holder had only an investor relationship with Harken, not any commercial relationship or otherwise.

Accounting for the Redemption of the Series J – According to EITF Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” and EITF Topic D-53, “Computation of Earnings per Share for a Period That Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock”, Harken recognized a charge to Exchange of Preferred Stock of approximately $225,000 equal to the fair value of the consideration paid to the holder ($5 million in cash) less the carrying amount of the Series J Preferred ($4,675,000) and the accrued liquidated damages for the Registration Event forgiven on the redemption of the Series J ($100,000).

Payment of Preferred Stock Dividends

We account for the payment of our Series G1 Preferred, Series G2 Preferred and Series G4 Preferred stock dividends with shares of our common stock as a debt extinguishment in accordance with APB 26.

In January and February 2004, we paid the Series G1 and Series G2 Preferred stock dividend liability accrued at December 31, 2003 with approximately 373,000 shares of our common stock. Accordingly, the difference between the carrying value of the preferred stock dividend liability at December 31, 2003, approximately $3.1 million, and the fair market value of the shares of our common stock issued by us in payment of the liability in January and February 2004, approximately $425,000, was recognized as a $2.7 million gain on Payment of Preferred Stock Dividends in the Consolidated Condensed Statement of Operations for the nine months ended September 30, 2004 as an adjustment to Net Income Attributed to Common Stock.

In June 2004 and 2005, we paid the Series G1 Preferred, Series G2 Preferred and Series G4 Preferred dividend accrued as of June 30, 2004 and 2005 with approximately 130,700 and 162,000 shares, respectively, of our common stock. The difference between the carrying value of the preferred stock dividend liability at June 30, 2004 and 2005, approximately $1.3 million and $374,000, respectively, and the fair market value of shares of our common stock issued in payment of the liability, approximately $69,000 and $71,000, respectively, is recognized as a Payment of Preferred Stock Dividends in the Consolidated Condensed Statement of Operations for the nine months ended September 30, 2004 and 2005 as a $1.2 million and $302,000 increase, respectively, to Net Income Attributed to Common Stock.

Redemption of Preferred Stock

Redemption of Series G1 Convertible Preferred Stock – In July 2005, Harken entered into and completed transactions with certain holders of the Series G1 Convertible Preferred (“Series G1 Preferred”) to redeem a total of 11,825 shares of Series G1 Preferred in exchange for $65,000 in cash. At November 9, 2005, there are 1,600 shares of Series G1 Preferred issued and outstanding.

Accounting for the Redemption of the Series G1 Preferred – According to EITF Topic D-42 and EITF Topic D-53, during the period ended September 30, 2005, Harken recognized a credit to Payment of Preferred Stock Dividends of approximately $489,000 equal to the carrying amount of the Series G1 Preferred redeemed ($554,000) less the fair value of the consideration paid to the holders ($65,000 in cash).

Redemption of Series G2 Convertible Preferred Stock – In August 2005, Harken entered into and completed transactions with certain holders of the Series G2 Convertible Preferred (“Series G2 Preferred”) to redeem a total of 1,000 shares of Series G2 Preferred in exchange for $24,000 in cash. At November 9, 2005, there are 1,000 shares of Series G2 Preferred issued and outstanding.

Accounting for the Redemption of the Series G2 Preferred – According to EITF Topic D-42 and EITF Topic D-53, during the period ended September 30, 2005, Harken recognized a credit to Payment of Preferred Stock Dividends of approximately $53,000 equal to the carrying amount of the Series G2 Preferred redeemed ($77,000) less the fair value of the consideration paid to the holders ($24,000 in cash).

Redemption of Series G4 Convertible Preferred Stock – In September 2005, Harken entered into and completed transactions with certain holders of the Series G4 Convertible Preferred (“Series G4 Preferred”) to redeem a total of 67,715 shares of Series G4 Preferred in exchange for $3.7 million in cash. Subsequent to September 30, 2005, Harken redeemed 9,802 shares of Series G4 Preferred in exchange for a combination of approximately 57,000 shares of Global stock held by Harken and $287,000 in cash. As of November 9, 2005, the Series G4 Preferred are no longer issued or outstanding.

Accounting for the Redemption of the Series G4 Preferred – According to EITF Topic D-42 and EITF Topic D-53, during the period ended September 30, 2005, Harken recognized a debit to Payment of Preferred Stock Dividends of approximately $204,000 equal to the carrying amount of the Series G4 Preferred redeemed, net of fees ($3.5 million) less the fair value of the consideration paid to the holders ($3.7 million in cash).

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

(Thousands of dollars, except ratios)	December 31, 2004	September 30, 2005
Current ratio	2.54 to 1	5.03 to 1
Working capital	$21,845	$45,896
Total debt	$8,578	$1,920
Total cash less debt	$20,054	$46,818
Stockholders’ equity	$51,102	$91,814
Total debt to equity	0.17 to 1	0.02 to 1

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

Cash Flows from Operations

Net cash flow from operating activities in the first nine months of 2005 was $11.3 million, as compared to $6.1 million in first nine months of 2004, primarily as a result of increased oil and gas revenues. Our consolidated cash on hand at September 30, 2005 totaled approximately $48.7 million.

Net cash used in financing activities during the first nine months of 2005 totaled approximately $14 million and consisted primarily of $3 million paid for 4.25% Notes and $9 million associated with the redemption of preferred stock. Net cash provided by investing activities during the first nine months of 2005 totaled approximately $22.9 million and was primarily comprised of approximately $22.9 million in capital expenditures offset by approximately $45.5 million received in cash for the sale of certain of our common shares of Global.

Obligations and Commitments

GEM Capital Commitments — GEM’s 2005 capital expenditure budget includes efforts to increase its oil and gas reserves through acquisition, exploitation and development drilling activities. GEM continued its recompletion and drilling program during the first nine months of 2005. In addition, during the first nine months of 2005, GEM executed two exploration and development agreements related to two coalbed methane projects in Indiana and Ohio. Each prospect provides for an area of mutual interest of approximately 400,000 acres. The agreements provide for a phased delineation, pilot and development program, with corresponding staged expenditures. We anticipate GEM capital expenditures will total approximately $15.9 million during 2005, including approximately $4.4 million associated with coalbed methane projects. The balance of GEM’s 2005 capital expenditures are expected to focus on the onshore and offshore Gulf Coast regions of Texas and Louisiana. With the effects of Hurricanes Katrina and Rita in the Gulf Coast and the increased demand for oilfield services and equipment currently being experienced by GEM, the timing and cost of such activities have delayed our participation in drilling activities in 2005. GEM’s planned North American capital expenditures for 2005 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in GEM losing certain prospect acreage or reducing its interest in future development projects.

GEM expects to fund the budgeted 2005 capital expenditures with available cash on hand and through projected cash flow from operations in 2005. Possible weakening commodity prices, a decline in drilling success or substantial delays on bringing on production from wells drilled could cause reduced projected 2005 expenditures. The majority of the planned capital expenditures for 2005 are discretionary and may be curtailed or reduced if sufficient funds are not available.

4.25% Convertible Notes — In December 2003, we issued $5 million principal amount of 4.25% Convertible Notes due 2006 to certain investors. In June 2005, we repaid in full the principal and accrued interest of the 4.25% Convertible Notes. As of September 30, 2005, these notes were no longer outstanding.

5% Senior Convertible Notes — In August 2004, we issued to qualified investors $5,245,000 aggregate principal amount of our 5% Senior Convertible Notes due June 30, 2009 (the “5% Notes”) in exchange for $5,245,000 in cash. The 5% Notes are convertible into shares of our common stock at a conversion price of $0.52 per share, subject to adjustments in certain circumstances. In 2005, in accordance with the original conversion terms of the agreement, we converted all of the $5.245 million of the 5% Notes into approximately 10.2 million shares of our common stock. As of November 9, 2005, the 5% Notes are no longer issued or outstanding.

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

We recognize the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. At September 30, 2005, our asset retirement obligation liability was approximately $6.1 million.

We are currently involved in various lawsuits and other contingencies, which in our opinion, will not result in a material adverse effect upon our financial condition or operations taken as a whole.

In addition to the above commitments, during 2005 and afterward, government authorities under GEM’s Louisiana state leases and operators under other North American operators may also request GEM to participate in the cost of drilling additional exploratory and development wells. GEM may fund these future domestic expenditures at their discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on factors out of our control, such as the timing of the request, the depth of the wells and the location of the property. Our discretionary capital expenditures for 2005 will be curtailed if we do not have sufficient funds available. If we do not have sufficient funds or otherwise choose not to participate, we may experience a delay of future cash flows from proved undeveloped oil and gas reserves. Such expenditure curtailments could also result in us losing certain prospect acreage or reducing our interest in future development projects. As of September 30, 2005, we had no material purchase obligations.

Off-Balance Sheet Arrangements — As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2005, we were not involved in any unconsolidated SPE transactions.

Deconsolidation of Global — As noted above, Harken could cease consolidating the assets, liabilities and results of operations of Global in the near future. As of September 30, 2005, Global had incurred approximately $11.3 million of its $18 million capital expenditures budget for 2005. Harken has no liability or obligation to fund any portion of these capital expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from movements in commodity prices, interest rates and foreign currency exchange rates. As part of an overall risk management strategy, we use derivative financial instruments to manage and reduce risks associated with changes in commodity prices.

Commodity Price Risk — GEM is a producer of hydrocarbon commodities, including crude oil, condensate and natural gas. GEM uses oil and gas derivative financial instruments, primarily floors with maturities of 24 months or less, to mitigate its exposure to fluctuations in oil and gas commodity prices on future crude oil and natural gas production. We have evaluated the potential effect that near term changes in commodity prices would have had on the fair value of its commodity price risk sensitive financial instruments at September 30, 2005.

In September 2004, GEM purchased a crude oil floor contract with a strike price of $30.00 per barrel for a notional amount of 6,000 barrels per month over a period of the contract from January 1, 2005 through December 31, 2005. In March 2005, GEM terminated this crude oil floor contract and replaced it with a crude oil floor contract with a strike price of $35.00 per barrel for a notional amount of 6,000 barrels per month over a period of the contract from April 1, 2005 through December 31, 2005. GEM designated this derivative as a cash flow hedge under SFAS 133. This crude oil floor contract is reflected in Prepaid Expenses and Other Assets in the Consolidated Condensed Balance Sheet at September 30, 2005 with a fair value of approximately $0.

In October 2004, GEM purchased a natural gas floor contract with a strike price of $5.00 per MMBTU for a notional amount of 70,000 MMBTUs per month over the period of the contract from January 1, 2005 to December 31, 2005. GEM designated this derivative as a cash flow hedge under SFAS 133. At December 31, 2004, this hedge no longer qualified for hedge accounting treatment under SFAS 133.This natural gas floor contract is reflected in Prepaid Expenses and Other Assets in the Consolidated Condensed Balance Sheet at September 30, 2005 with a fair value of approximately $0.

In September 2005, GEM purchased a crude oil floor contract with a strike price of $45.00 per barrel for a notional amount of 6,000 barrels per month over a period of the contract from January 1, 2006 to June 30, 2006. GEM did not designate this derivative as a cash flow hedge under SFAS 133. This crude oil floor contract is reflected in Prepaid Expenses and Other Assets in the Consolidated Condensed Balance Sheet at September 30, 2005 with a fair value of approximately $32,000.

In September 2005, GEM purchased a natural gas floor contract with a strike price of $6.00 per MMBTU for a notional amount of 70,000 MMBTUs per month over a period of the contract from January 1, 2006 to June 30, 2006. GEM did not designate this derivative as a cash flow hedge under SFAS 133. This natural gas floor contract is reflected in Prepaid Expenses and Other Assets in the Consolidated Condensed Balance Sheet at September 30, 2005 with a fair value of approximately $38,000.

Interest Rate Risk — Consistent with the prior year, we invest cash in interest-bearing temporary investments of high quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a significant interest rate risk to us. Consistent with the prior year, we consider our interest rate risk exposure related to long-term debt obligations to not be material. As at September 30, 2005 all of our financing obligations carry a fixed interest rate per annum. We have no open interest rate swap agreements.

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

Internal Control Over Financial Reporting

During the quarterly review, and prior to the filing of the Form 10-Q, for the period ended September 30, 2005, the Company’s auditors discovered an error in the Company’s accounting for certain preferred stock exchange transactions which occurred during the quarter ended September 30, 2005. The transactions involved the redemption of the Company’s Series G2, G3 and G4 Convertible Preferred Stocks. Although the Company had utilized a third party expert to review the accounting for these preferred stock transactions, the Company’s auditors discovered an error in the accounting for these transactions prior to the filing of the Form 10-Q. Due to these errors, the Chief Executive Officer and Chief Financial Officer concluded that a material weakness existed in the Company’s internal control over financial reporting for complex transactions as of September 30, 2005.

As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and based on the error in the Company’s accounting for certain preferred stock exchange transactions , our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date.

Changes in Internal Control over Financial Reporting

Previously, during 2005, the Company hired additional experienced accounting personnel, specifically the Global Assistant Controller and the GEM Vice President – Finance and Chief Financial Officer, as part of our efforts to remediate the material weakness that existed in the Company’s internal control over financial reporting for complex transactions at December 31, 2004. During the quarter ended September 30, 2005, the Company’s remediation efforts continued through the hiring of the GEM Financial Reporting Manager and the Global Financial Analyst, third party review of complex transactions and further realignment of financial reporting duties and responsibilities.

The items described above represent changes in the Company’s internal control over the financial reporting during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company pursuant to previously announced buyback program during the three months ended September 30, 2005, of its Common Stock:

Period	Total Number of Shares Purchased	(Average Price Paid)	Total Number of Shares Purchased as part of Publicly Announced Program (1)
July 1, 2005 through July 31, 2005	0	0	0
August 1, 2005 through August 31, 2005	1,947,600	.569057	1,947,600
September 1, 2005 through September 30, 2005	52,400	.679750	52,400

Total			2,000,000

(1)	In May 2005, the Company’s Board of Directors authorized a stock repurchase program under which the Company was authorized to repurchase up to 2 million shares of its outstanding Common Stock. In September 2005, the program was completed and the Board authorized a new repurchase program for up to 10 million additional shares of the Company’s outstanding Common Stock.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit

3.1	Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.1 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.2	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.2 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.3	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.3 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.4	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.4 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.5	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.5 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.6	Certificate of Amendment to Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.6 to Harken’s
Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

3.7	Amended and Restated Bylaws of Harken Energy Corporation (filed as Exhibit 3.7 to Harken’s Annual Report on Form 10-K for fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

*31.1	Certificate of the Chief Executive Officer of Harken Energy Corporation pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (“S.O. Act”)

*31.2	Certificate of the Chief Financial Officer of Harken Energy Corporation pursuant to section 302 of the S.O. Act

*32.1	Certificate of the Chief Executive Officer of Harken Energy Corporation pursuant to section 906 of the S.O. Act

*32.2	Certificate of the Chief Financial Officer of Harken Energy Corporation pursuant to section 906 of the S.O. Act

*	Filed herewith

HARKEN ENERGY CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harken Energy Corporation
(Registrant)

Date: November 9, 2005	By:	/s/ Anna M. Williams
Vice President-Finance and
Chief Financial Officer