Form 10-Q/A
period 2005-09-30
HARKEN ENERGY CORP
filed 2006-01-30
CIK 313478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code (817) 424-2424

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The number of shares of Common Stock, par value $0.01 per share, outstanding as of December 31, 2005 was 223,575,732.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q is being filed to amend Part I Item 4. of Harken’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed on November 9, 2005 (the “Original 10-Q”). This Amendment No. 1 does not otherwise alter the disclosures set forth in the Original 10-Q and does not reflect events occurring after the filing of the Original 10-Q. This Amendment No. 1 is effective for all purposes as of the date of the filing of the Original 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, and under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and based on the error in the Company’s accounting for certain preferred stock exchange transactions, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

The Company entered into and closed three separate transactions to redeem certain shares of its Series G1, Series G2 and Series G4 Preferred stock during the quarter ended September 30, 2005. In accounting for these transactions, the Company inadvertently used the liquidation value (rather than the carrying value) in its calculation of dividends to preferred holders. This calculation was made for determining the increase or decrease to net income attributed to common stockholders.

The Company engaged two third party accounting consultants to assist it in determining the proper accounting treatment for these transactions. It was determined that these redemptions should be treated similarly to preferred stock dividends in accordance with EITF Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” and EITF Topic D-53, “Computation of Earnings per Share for a Period That Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock”.

Based on the above, Company personnel prepared detailed calculations of the effect on net income attributed to common stock associated with the redemption of these preferred shares. In accordance with the Company’s policies and procedures, its Chief Financial Officer reviewed the calculations, and, additionally, the Company engaged one of the third party consultants to review the calculations as an additional level of review. While not part of its control procedures, the Company specifically engaged its auditors to review the accounting memoranda and calculations, in draft form, both at the local partner level and at the technical accounting partner level. The Company, however, failed to reference its calculations underlying these transactions to the related accounting advice received. Had the Company performed this additional procedure, it would have located the calculation error as part of its internal control structure and its journal entries would have been correct.

As the Company’s auditors were completing their quarterly review of the Company’s September 30, 2005 Form 10-Q, they discovered the calculation error. The error resulted in a material adjustment of the Company’s Form 10-Q draft which was corrected prior to filing its final Form 10-Q. In assessing the internal control implications of the error, the Company determined that the error met the criteria for a material weakness and disclosed it accordingly. In deciding to disclose this as a material weakness, the Company considered the fact that its existing internal control procedures failed to detect the error and its overall impact on its financial statements.

(b)    Changes in internal controls.

Previously, during 2005, the Company hired additional experienced accounting personnel, specifically the Global Assistant Controller and the GEM Vice President - Finance and Chief Financial Officer, as part of our efforts to remediate the material weakness that existed in the Company’s internal control over financial reporting for complex transactions at December 31, 2004. During the quarter ended September 30, 2005, the Company’s remediation efforts continued through the hiring of the GEM Financial Reporting Manager and the Global Financial Analyst, third party review of complex transactions and further realignment of financial reporting duties and responsibilities.

The Company’s existing internal controls over financial reporting include preparing a quarterly summary list of complex transactions, preparing accounting memos for each of these transactions describing the proper US GAAP application and forwarding the accounting memos and related calculations (if applicable) to its third party consultants. The Company will now add an additional procedure where all journal entries and related calculations which underlie these complex transactions are referenced to the supporting accounting literature and accounting memoranda.

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

Harken Energy Corporation
(Registrant)

Date: January 30, 2006	By:	/s/ Anna M. Williams
Vice President-Finance and
Chief Financial Officer