Form 10-Q
period 2006-03-31
HARKEN ENERGY CORP
filed 2006-05-09
CIK 313478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of Common Stock, par value $0.01 per share, outstanding as of April 1, 2006 was 222,478,818.

HARKEN ENERGY CORPORATION

INDEX TO QUARTERLY REPORT

March 31, 2006

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2005	March 31, 2006
		(unaudited)
Assets
Current Assets:
Cash and temporary investments	$31,235,000	$19,021,000
Short-term investments	15,000,000	20,818,000
Accounts receivable, net	11,720,000	8,837,000
Prepaid expenses and other current assets	1,623,000	1,604,000
Total Current Assets	59,578,000	50,280,000

Property and Equipment, net	91,087,000	97,494,000
Other Assets, net	2,763,000	1,908,000
	$153,428,000	$149,682,000

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade payables	$6,803,000	$6,114,000
Accrued liabilities and other	5,091,000	4,104,000
Revenues and royalties payable	2,521,000	1,872,000
Total Current Liabilities	14,415,000	12,090,000

Accrued Preferred Stock Dividends	—	54,000
Asset Retirement Obligation	6,301,000	6,465,000
Share-Based Compensation Liability	10,687,000	13,389,000
Global Senior Convertible Notes Payable	12,500,000	12,500,000
Minority Interest in Consolidated Company	17,363,000	15,524,000
Total Liabilities	61,266,000	60,022,000

Commitments and Contingencies (Note 15)

Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $160,000 liquidation value 700,000 shares authorized; 1,600 shares outstanding	2,000	2,000
Series G2 Preferred Stock, $1.00 par value; $100,000 liquidation value 100,000 shares authorized; 1,000 shares outstanding	1,000	1,000
Series M Preferred Stock, $1.00 par value; $5,000,000 liquidation value 50,000 shares authorized; 50,000 and 49,500 shares outstanding, respectively	50,000	50,000
Common stock, $0.01 par value; 325,000,000 shares authorized; 223,575,732 and 223,660,648 shares issued, respectively	2,236,000	2,237,000
Additional paid-in capital	446,643,000	447,912,000
Accumulated deficit	(356,889,000)	(359,863,000)
Accumulated other comprehensive income	119,000	119,000
Treasury stock, at cost, 0 and 1,181,815 shares held, respectively	—	(798,000)
Total Stockholders’ Equity	92,162,000	89,660,000
	$153,428,000	$149,682,000

The accompanying Notes to Consolidated Condensed Financial Statements are

an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2006

Revenues and other:
Oil and gas operations	$7,357,000	$9,489,000
Interest and other income, net	(10,000)	388,000
	7,347,000	9,877,000
Costs and Expenses:
Oil and gas operating expenses	2,206,000	3,212,000
General and administrative expenses (including share-based compensation expense of $2,020,000 and $2,184,000, respectively)	4,680,000	5,675,000
Depreciation, depletion and amortization	2,601,000	3,359,000
Increase in Global warrant liability	3,796,000	—
Accretion expense	92,000	101,000
Interest expense and other, net	269,000	368,000
	13,644,000	12,715,000
Net loss before income taxes	$(6,297,000)	$(2,838,000)
Income tax expense	206,000	239,000
Net loss before minority interest	$(6,503,000)	$(3,077,000)
Minority interest of subsidiary	287,000	2,175,000
Net loss before change in accounting principle	$(6,216,000)	$(902,000)
Cumulative effect of a change in accounting principle	—	(868,000)
Net loss	$(6,216,000)	$(1,770,000)
Accrual of dividends related to preferred stock	(304,000)	(57,000)
Modification of preferred stock and common stock warrants	(90,000)	(1,147,000)
Net loss attributed to common stock	$(6,610,000)	$(2,974,000)
Basic and diluted loss per common share:
Loss per common share before cumulative effect of a change in
accounting principle	$(0.03)	$(0.01)
Cumulative effect of a change in accounting principle	$(0.00)	$(0.00)
Loss per common share	$(0.03)	$(0.01)
Weighted average common shares outstanding	218,312,672	223,558,168

The accompanying Notes to Consolidated Condensed Financial Statements are

an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Preferred Stock			Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	G1	G2	M

Balance, December 31, 2005	$2	$1	$50	$2,236	$446,643	$—	$(356,889)	$119	$92,162

Modification of preferred stock and common stock warrants	—	—	—	—	1,147	—	(1,147)	—	—
Conversions of preferred stock for common stock	—	—	—	1	—	—	—	—	1
Accrual of preferred stock dividends	—	—	—	—	—	—	(57)	—	(57)
Issuance cost of preferred stock	—	—	—	—	(17)	—	—	—	(17)
Options exercised for common stock	—	—	—	—	139	—	—	—	139
Treasury stock repurchase	—	—	—	—	—	(798)	—	—	(798)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(1,770)	—
Total comprehensive loss									(1,770)
Balance, March 31, 2006	$2	$1	$50	$2,237	$447,912	$(798)	$(359,863)	$119	$89,660

The accompanying Notes to Consolidated Condensed Financial Statements

are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2006

Cash flows from operating activities:
Net loss	$(6,216,000)	$(1,770,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	2,601,000	3,359,000
Accretion of asset retirement obligation	92,000	101,000
Amortization of issuance costs	31,000	—
Share-based compensation	2,020,000	2,184,000
Increase in Global warrant liability	3,796,000	—
Cumulative effect of a change in accounting principle	—	868,000
Minority interest	(287,000)	(2,175,000)
Other	(135,000)	297,000
Change in assets and liabilities:
Increase in short-term investments	—	(5,818,000)
Decrease (increase) in accounts receivable and other	(1,023,000)	2,901,000
Decrease in trade payables and other	(4,311,000)	(2,860,000)
Net cash used in operating activities	(3,432,000)	(2,913,000)

Cash flows from investing activities:
Net proceeds from sales of assets	(9,000)	9,000
Capital expenditures	(5,820,000)	(8,641,000)
Proceeds from sale of shares in subsidiary	63,000	—
Net cash used in investing activities	(5,766,000)	(8,632,000)

Cash flows from financing activities:
Payments of issuance costs for long term debt	(38,000)	—
Payments of preferred dividends	(63,000)	—
Treasury shares purchased	—	(669,000)
Net cash used in financing activities	(101,000)	(669,000)

Net change in cash and temporary investments	(9,299,000)	(12,214,000)
Cash and temporary investments at beginning of period	28,632,000	31,235,000
Cash and temporary investments at end of period	$19,333,000	$19,021,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$164,000
Income taxes	$354,000	$800,000

The accompanying Notes to Consolidated Condensed Financial Statements

are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2005 and 2006

(Unaudited)

(1)                                 BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements of Harken Energy Corporation (“Harken”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations, although Harken believes that the disclosures made are adequate to prevent the information presented from being misleading. In the opinion of Harken, these financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 2005 and March 31, 2006 and the results of its operations and changes in its cash flows for all periods presented as of March 31, 2005 and 2006. The December 31, 2005 consolidated condensed balance sheet information is derived from audited financial statements. All adjustments represent normal recurring items. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Harken’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior year amounts have been reclassified to conform with the 2006 presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation – The consolidated condensed financial statements include the accounts of all companies that Harken, through its direct or indirect ownership or shareholding, was provided the ability to control the operating policies and procedures at March 31, 2006. See Note 7 – Changes in Harken’s Shareholding in Global Energy Development PLC (“Global”) and Note 3 – Investment in International Business Associates, Ltd. (“IBA”) for further discussion.

Comprehensive Loss – Comprehensive loss includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders.

Recent Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123(R)”). Harken and its consolidated companies adopted this standard on January 1, 2006. See Note 11 to the condensed consolidated financial statements for disclosure of the Company’s employee stock-based compensation and the effect of the adoption of SFAS No. 123(R).

On February 16, 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Instruments- an amendment of FASB Statements No. 133 and 140.” The statement amends Statement 133 to permit fair value measurement for certain hybrid financial instruments that contain an embedded derivative, provides additional guidance on the applicability of Statement 133 and 140 to certain financial instruments and subordinated concentrations of credit risk. The new standard is effective for the first fiscal year that ends after September 15, 2006. Harken is currently evaluating the impact this new standard will have on the Company.

(2)                                 SHORT-TERM INVESTMENTS

Harken’s short-term investments at December 31, 2005 consisted of $15 million in auction bonds. At March 31, 2006, short-term investments consisted of approximately $20 million in auction bonds and approximately $868 thousand in restricted cash balances maintained in accordance with letters of credit posted by Global with the National Hydrocarbons Agency of the Republic of Colombia (“ANH”). The cash balances are held on deposit at a designated bank in relation to the letters of credit posted; if Global fails to maintain these balances then the associated letters of credit may be forfeited. The auction bonds are classified as trading securities and recorded at cost which approximates fair value in both periods. Any unrealized gain or loss on these auction bonds will be recorded in earnings.

(3)                                 INVESTMENT IN INTERNATIONAL BUSINESS ASSOCIATES, LTD.

In February 2006, IBA redeemed 7,500 shares of its Series A Redeemable Preferred Stock, $0.01 par value per share, along with 24 shares of its common stock, $0.01 par value per share, held by Harken in exchange for cash consideration of $7.5 million.

Subsequent to the redemption, Harken continues to hold 5,000 shares of IBA Series A Redeemable Preferred Stock with an aggregate stated liquidation value of $5 million. IBA has the option to redeem these remaining shares prior to December 31, 2006, for $5 million. If Harken is holding these remaining shares at any time that IBA receives cash proceeds in excess of $2 million as a result of any capital investment in IBA or any financing or recapitalization of IBA, IBA must immediately convert the remaining shares into nineteen percent (19%) of IBA’s common stock (on a fully-diluted basis after issuance of such common stock to Harken).

In accordance with FIN 46R, “Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51”, Harken has designated IBA as a VIE and has consolidated the assets and  liabilities of IBA as of December 31, 2005 and March 31, 2006 and the results of operations of IBA for the three-months ended March 31, 2005 and 2006. IBA’s net loss included in the Consolidated Condensed Statement of Operations for the periods ended March 31, 2005 and 2006 was approximately $1 million and $616 thousand, respectively.

(4)                                 PROPERTY AND EQUIPMENT

A summary of property and equipment follows:

	December 31, 2005	March 31, 2006
Unevaluated oil and gas properties:
Unevaluated Peru properties	$1,530,000	$1,660,000
Unevaluated Panama properties	526,000	649,000
Unevaluated North American properties	1,319,000	1,035,000
Unevaluated Coal Bed Methane prospects	2,928,000	3,060,000

Evaluated oil and gas properties:
Evaluated Colombian properties	212,684,000	217,520,000
Evaluated North American properties	173,584,000	176,208,000
Facilities and other property	28,844,000	31,049,000
Less accumulated depreciation, depletion and amortization	(330,328,000)	(333,687,000)
	$91,087,000	$97,494,000

(5)                                 ASSET RETIREMENT OBLIGATION

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

A summary of GEM’s and Global’s assets with required asset retirement obligations as of March 31, 2006 is as follows:

Asset Category	Asset Retirement Liability	Estimated Life
North American oil and gas producing properties	$3,011,000	0-22 years
North American facilities and other property	2,644,000	2-22 years
Colombian oil producing properties	810,000	6-12 years
	$6,465,000

Global reflects no asset retirement obligation for its Colombian facilities as upon the expiration of the related Association Contracts, the ownership of such facilities reverts to Empresa Colombiana de Petroleos (“Ecopetrol”) and ANH.

The following table describes all changes to GEM’s and Global’s asset retirement obligation liability during the three months ended March 31, 2006.

Asset retirement obligation at December 31, 2005	$6,301,000
Additions during the three months ended March 31, 2006	63,000
Deletions during the three months ended March 31, 2006	—
Accretion expense	101,000
Asset retirement obligation at March 31, 2006	$6,465,000

(6)                                 GLOBAL – LATIN AMERICAN OPERATIONS

Harken has exposure to Latin American operations through its ownership of ordinary shares in Global. Global’s ordinary shares are listed for trading on the AIM Market of the London Stock Exchange (“AIM”). At March 31, 2006, Harken held approximately 34% of Global’s ordinary shares. As of March 31, 2006, the fair value of Harken’s investment in Global was approximately $59 million. See Note 7 – Changes in Harken’s Shareholding in Global for further discussion.

Colombian Operations – In April 2006, Global signed a new exclusive Exploration and Production Concession contract for the Los Sauces area (“Los Sauces Contract”) with ANH. The Los Sauces Contract covers approximately 61,600 acres in the Central Llanos region of Colombia where Global already has three contracts, namely the Alcaravan Association contract and the Rio Verde and Los Hatos Exploration and Production Concession contracts. The Los Sauces Contract is contiguous with the northern boundary of the Rio Verde contract.

Global will own 100% of the Los Sauces Contract subject only to an initial 10.5% royalty, with the future size of the royalty to be determined by future production levels. The Los Sauces Contract, effective from March 31, 2006, has a principal term of thirty years divided into an initial six-year exploration phase and a 24-year exploitation and production phase. Under the terms of the Los Sauces Contract, Global must within twelve months reprocess approximately 200 kilometers of existing seismic, acquire and process 50 kilometers of 2D seismic, and drill one exploratory well.

Global can, at its election, proceed to phase 2, twelve months in duration, and drill one exploratory well. Phases 3 to 6, also all optional and twelve months in length, require the drilling of an exploratory well in each phase.

The Los Sauces area has been subject to prior drilling activity by an international oil company over ten years ago. Based upon the existing formation and seismic data, Global has elected to position and drill an exploratory well geologically updip from the existing La Totuma #1 well in the second half of 2006.

Panamanian Operations – In September 2001, Global, through a wholly-owned subsidiary, signed a Technical Evaluation Agreement (“TEA”) with the Ministry of Commerce and Industry for the Republic of Panama. The Panama TEA covered approximately 1.4 million gross acres divided into three blocks in and offshore Panama. Under the terms of the Panama TEA, Global performed certain work program procedures and studies and submitted them to the Panamanian government. The Panama TEA provided Global with an exclusive option to negotiate and enter into one or more contracts for the Exploration and Exploitation of Hydrocarbons with the Ministry of Commerce and Industry. Global completed all of its obligations under the Panama TEA and exercised its option to negotiate an Exploration and Exploitation Contract. As of March 31,

2006, the negotiations with the Panamanian government regarding the form and content of the Exploration and Exploitation Contract were still in progress.

(7)                                 CHANGES IN HARKEN’S SHAREHOLDING IN GLOBAL

At December 31, 2005 and March 31, 2006, Harken owned approximately 34% of Global’s ordinary shares. At March 31, 2006, Lyford Investments Enterprises Ltd. (“Lyford”) owned 17.01% of the ordinary shares of Global and also beneficially owned approximately 30% of the combined voting power of Harken’s common stock. Lyford’s representative, Alan Quasha, is the Chairman of Harken’s Board of Directors. Harken’s direct equity interest of 33.67% combined with Lyford’s 17.01% equity interest in Global and the previous sharing of certain management and administrative functions between Global and Harken, were deemed to provide Harken with the legal power to control the operating policies and procedures of Global as of March 31, 2006, which required Harken to consolidate the operations of Global as of such date.

In April 2006, Global advised Harken that Lyford had sold a portion of its equity interest in Global. As of May 9, 2006, Lyford owned 15.84% of the ordinary shares of Global such that Harken’s direct equity interest in Global, combined with Lyford’s direct equity interest in Global, has been reduced to less than 50% of Global’s outstanding voting securities. Based upon this reduction in ownership and the elimination of shared management and administrative functions between Harken and Global, Harken has determined that it no longer has the legal power to control the operating policies and procedures of Global and that Harken will be required to deconsolidate Global from its consolidated financial statements during the fiscal quarter ending June 30, 2006. Harken is currently evaluating the impact of both its change in influence on Global’s operations and the future timing and availability of financial information from this entity to determine whether this investment will be carried as a cost or equity investment going forward.

(8)                                 CONVERTIBLE NOTES PAYABLE

Global Senior Convertible Notes Payable — In October 2005, Global issued to qualified investors a total of $12.5 million principal amount of its Convertible Notes due 2012 (the “Global Notes”) in exchange for $12.5 million cash. The Global Notes are unsecured and rank equal to all other present and future unsecured indebtedness of Global. Accrued interest with an annual coupon of 5% for the first three years, 6% from October 2008 to October 2010 and 7% thereafter is payable quarterly in arrears on the Global Notes. The Global Notes are convertible into ordinary shares in Global at 305.8 UK pence per ordinary share. If not converted or previously redeemed, the Global Notes will be redeemed at their principal amount on their maturity date. Global does not have any debt covenants pursuant to the terms of the Global Notes.

The Global Notes can be converted at any time by the holder into ordinary shares of Global at the conversion price of 305.8 UK pence per share, converted at the stipulated exchange rate of 1.78 U.S. dollars per British pound (the “Conversion Price”). At maturity, the outstanding Global Notes must be redeemed for cash at 100% of their principal value.

The Global Notes contain a mandatory exchange rate of 1.78 U.S. dollars per British pound within the conversion feature in order to fix the number of Global ordinary shares to be issued upon conversion of the Global Notes, namely 2,296,426 new ordinary shares. This fixed exchange rate provision is an embedded derivative as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,”

(“SFAS 133”) and accordingly, must be bifurcated from the host instrument and recorded at fair value on the balance sheet. The value of the fixed exchange rate component was not material at December 31, 2005 or March 31, 2006.

(9)                                 REDEEMABLE PREFERRED STOCK AND COMMON STOCK WARRANTS

Series M Cumulative Convertible Preferred

In January 2006, Harken entered into an agreement with the holders of its Series M Cumulative Convertible Preferred (“Series M Preferred”), to do the following:

•                  Extend the expiration of the term required to occur before Harken may redeem the Series M Preferred for cash, at Harken’s sole option, by one year

•                  Modify the escalating dividend rates for the Series M Preferred to reflect a lower rate of 6% from 8%, for October 8, 2007 through October 7, 2008 and 8% from 9%, for October 8, 2008 to October 7, 2009

Harken accounted for the modification of the dividend rate in accordance with EITF Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock (“EITF D-42”),” and EITF Topic
D-53, “Computation of Earnings per Share for a Period That Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock (“EITF D-53”),” Harken recognized approximately $123 thousand in Modification of preferred stock and common stock warrants  as a decrease to Net loss attributed to common stock. This amount was equal to the fair value of the dividends given up by the holder for the modification of the Series M Preferred dividend rate.

In January 2006, holders of 500 shares of the Series M Preferred voluntarily elected to exercise their conversion option, and such holders were issued 84,916 shares of Harken common stock. Subsequent to March 31, 2006, holders of 5,500 shares of the Series M Preferred voluntarily elected to exercise their conversion option, and such holders were issued 943,863 shares of Harken common stock.

Series L and M Common Stock Warrants

During January 2006, Harken also entered into an agreement with the holders of its Series L common stock warrants and Series M common stock warrants to extend the expiration term of the Series L warrants from August 12, 2006 to September 2, 2008 and to extend the expiration term of the Series M warrants from February 2, 2008 to September 2, 2008. Harken accounted for these extensions in accordance with EITF Topic D-42 and EITF Topic D-53 and recognized a charge to Modification of preferred stock and common stock warrants  as an increase to Net loss attributed to common stock of approximately $1.3 million. This amount was equal to the incremental increase in the fair value of the warrants as a result of extending the expiration term.

(10)                          STOCKHOLDERS’ EQUITY

Treasury Stock – At December 31, 2005, Harken had no treasury stock outstanding. During the three months ended March 31, 2006, Harken repurchased approximately 1,182,000 shares of its common stock in the open market at a cost of approximately $798 thousand pursuant to its repurchase program. At March 31, 2006, Harken held 1,182,000 shares of treasury stock, and approximately 8.8 million shares remain available for repurchase under its program.

(11)                          SHARE-BASED COMPENSATION

Adoption of Statement of Financial Accounting Standard No. 123 (As Amended)

Effective January 1, 2006, Harken and its consolidated companies adopted SFAS No. 123(R) using the modified prospective transition method. In addition, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarterly period ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) resulted in a cumulative effect of a change in accounting principle on the consolidated condensed statement of operations ended March 31, 2006 for the amount of $868 thousand. This adjustment was recorded as an increase to Net loss. The Company did not recognize a tax benefit from the cumulative effect adjustment because Global, the only entity impacted by SFAS 123 (R), currently has net operating losses which will prevent any tax benefit from being received from any exercised options. In accordance with SFAS 123(R) the company will not recognize the tax benefits and/or credits to additional paid in capital for any additional deduction until the deduction actually reduces the taxes payable.

Global Stock Options

Global’s 2002 Stock Option Plan (the “Plan”) is authorized to grant shares for up to and/or equal to 15% of Global’s common stock outstanding on grant date, to its qualified and non-qualified employees and directors. Under the Plan, all options granted expire in ten years, and vest and become fully exercisable at the end of three years of continued employment. The Plan allows options to be exercised with written notification submitted to the secretary of Global. Within thirty days of receipt of notification Global, upon board approval, shall issue new shares to participant. The Plan has had four different grant dates: January 31, 2002; August 30, 2002; December 3, 2004; and December 3, 2005.

In June 2005, four current Harken employees resigned their respective office positions of Global and were replaced with Global employees. Global’s Board of Directors, acting under the discretionary provisions of the Plan, approved a resolution which resulted in the Global options granted to those four individuals to become fully vested. In accordance with the terms of the Plan, as amended, the options granted to the four individuals expire on June 16, 2007.

In 2004 the Board of Directors of Global modified the Plan to include a cashless exercise feature, which changed the Plan from a fixed option plan to a variable option plan. The cashless feature of the Plan classifies the options as a liability award. The liability award method requires Global to account for the share-

based payment arrangements as a liability on the consolidated condensed balance sheet according to SFAS 123(R). Global is required to value each issuance of options at fair value on a quarterly basis and reflect any change in fair value as compensation expense on the consolidated condensed statement of operations.

Global has opted to use the Black-Scholes option-pricing model to value its options on a quarterly basis and on the grant date of any options granted here within. The Black-Scholes option-pricing model uses several criteria, some of which are known at time of valuation (strike price, market price, and risk-free rate) and some which require the use of assumptions such as the expected stock price volatility, the expected dividend rate, the expected pre-vesting forfeiture rate and the expected option term. Global uses an adjusted historical volatility based on the most recent years’ traded stock activity. Global also uses historical data to compute the expected pre-vesting forfeiture rate and the expected option term. The historical data was separated into groups of employees that have similar historical exercise behavior, to estimate the options expected term until exercised and/or forfeited.

For the quarters ending March 31, 2005 and March 31, 2006, the fair value assumptions used were estimated at the quarter-end dates using the Black-Scholes option-pricing method described above with the following criteria:

	For the Three Months Ended March 31,
	2005				2006
Date of grant (A)	Historical volatility	Expected option term	Risk-free interest rate	Fair value	Historical volatility	Expected option term	Risk-free interest rate	Fair value

Jan. 31, 2002	131.73%	4.44	4.33	£1.69	50.22%	3.44	4.83	£2.41
Aug. 30, 2002	131.73%	2.75	4.33	£1.59	50.22%	1.75	4.83	£2.33
Dec. 3, 2004	131.73%	3.68	4.50	£1.50	50.22%	2.86	4.86	£1.67
Dec. 3, 2005	—	—	—	£—	50.22%	3.01	4.86	£1.15

(A) The expected dividend rate for all grants in both periods presented is 0%.

Pro-Forma Stock Compensation Expense for the prior year period ended March 31, 2005

Prior to the adoption of SFAS 123 (R), the Company applied the intrinsic value method of accounting for stock options as prescribed by Accounting Principles Board (“APB”) 25. For the quarter ended March 31, 2005 the Company recorded share-based compensation expense under the intrinsic value method of approximately $2.0 million in the consolidated condensed statement of operations which was attributable to Global options that vested during the period and to the increase in the Global share price during the period from December 31, 2004 to March 31, 2005. The following table represents the pro forma effect on net loss and net loss per share as if Global had applied the fair value-based method and recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except for per share amounts):

		Three Months Ended March 31, 2005

Net loss attributed to common stock, as reported		$(6,610)
Add:	Total share-based employee compensation recognized under intrinsic value-based method for all amounts	2,020
Deduct:	Total share-based employee compensation determined under fair value-based method for all amounts	(99)
Deduct:	Related minority interest and foreign currency gain	(424)
Pro-forma net loss attributed to common stock		$(5,113)
Basic net loss per share, as reported		$(0.03)
Pro-forma basic net loss per share		$(0.02)
Diluted net loss per share, as reported		$(0.03)
Pro-forma diluted net loss per share		$(0.02)

Pro-forma compensation expense under the previously issued SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma stock compensation expense presented above for the quarter ended March 31, 2005 under SFAS 123 and the stock compensation expense recognized during the current quarter ended March 31, 2006 for approximately $2.2 million under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results have not been restated.

Stock options as of the quarter ended March 31, 2006

A summary of Global’s stock option activity, and related information for the quarter ended March 31, 2006 follows (in UK pounds sterling):

	For the quarter ended March 31, 2006
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (£000)

Outstanding-January 1, 2006	4,047,636	£0.84

Granted	—	£—
Exercised	(147,440)	£1.17
Forfeited	—	£—
Expired	—	£—

Outstanding-March 31, 2006	3,900,196	£0.83	6.6	£7,814

Exercisable-March 31, 2006	3,309,990	£0.53	5.2	£7,309

For the quarters ended March 31, 2005 and 2006, Global did not grant any options under the Plan. The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the quarters ended March 31, 2005 and 2006, was approximately $174 thousand and $460 thousand, respectively. Global did not receive or pay cash related to the exercise of options in the quarter ended March 31, 2005 and 2006, because the options are issued with a cashless exercisable feature. However, Global did relieve the share-based liability recorded on the consolidated condensed balance sheet for the quarter ended March 31, 2005 and 2006 for $207 thousand and $466 thousand, respectively. Total estimated unrecognized compensation cost from unvested stock options as of March 31, 2006 was approximately $1.5 million, which is expected to be recognized over a weighted average period of approximately 2.18 years. The aggregate fair value of the options that vested during the quarter ended March 31, 2005 was $544 thousand as compared to the aggregate fair value of the options vested during the quarter ended March 31, 2006 of $194 thousand.

Stock options outstanding and currently exercisable at March 31, 2006 are as follows:

	Outstanding Options		Exercisable Options
	Number of Options Outstanding	Exercise Price	Number of Options Exercisable	Fair Value

Date of grant

Jan. 31, 2002	2,915,196	£0.50	2,915,196	£2.41277
Aug. 30, 2002	30,000	£0.54	30,000	£2.33439
Dec. 3, 2004	685,000	£1.51	335,688	£1.66968
Dec. 3. 2005	270,000	£2.65	29,106	£1.15368

(12)                          DERIVATIVE INSTRUMENTS

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

In September 2005, GEM purchased a crude oil floor contract with a strike price of $45.00 per barrel for a notional amount of 6,000 barrels per month over the period of the contract from January 1, 2006 to June 30, 2006. GEM did not designate this derivative as a cash flow hedge under SFAS 133. At March 31, 2006, the contract had no market value and approximately $21 thousand is included in Interest expense and other in the Consolidated Condensed Statement of Operations to reflect the change in fair market value of this crude oil floor contract.

In September 2005, GEM purchased a natural gas floor contract with a strike price of $6.00 per MMBTU for a notional amount of 70,000 MMBTUs per month over the period of the contract from January 1, 2006 to June 30, 2006. GEM did not designate this derivative as a cash flow hedge under SFAS 133. During the three months ended March 31, 2006, approximately $17 thousand is included as a reduction in Interest expense and other in the Consolidated Condensed Statement of Operations to reflect the change in fair market value of this natural gas floor contract. This natural gas floor contract is included in Prepaid expenses and other current assets in the Consolidated Condensed Balance Sheet at March 31, 2006 with a fair market value of approximately $34 thousand.

In January 2006, GEM purchased a crude oil floor contract with a strike price of $45.00 per barrel for a notional amount of 6,000 barrels per month over a period of the contract from July 1, 2006 to December 31, 2006. GEM did not designate this derivative as a cash flow hedge under SFAS 133. During the three months ended March 31, 2006, approximately $34 thousand is included in Interest expense and other in the Consolidated Condensed Statement of Operations to reflect the change in fair market value of this crude oil floor contract. This crude oil floor contract is reflected in Prepaid expenses and other current assets in the Consolidated Balance Sheet at March 31, 2006 with a fair market value of approximately $3 thousand.

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

(13)                          SEGMENT INFORMATION

At March 31, 2006, Harken divided its operations into four operating segments which are managed and evaluated as separate operations. GEM, a wholly-owned subsidiary of Harken, manages its domestic operations held through its other domestic wholly-owned subsidiaries. GEM’s operating segment currently relates to exploration, development, production and acquisition efforts in the United States. GEM operates primarily through traditional ownership of mineral interests in the various states in which it operates. GEM’s oil and gas production is sold to established purchasers and generally transported through existing and well-developed pipeline infrastructure.

Global’s operating segment currently relates to exploration, development, production and acquisition efforts in Latin America, currently focused in Colombia, Peru and Panama. Global’s production cash flows have been enabled through extensive drilling operations conducted under Association and Exploration and Production Contracts with the state-owned oil and gas companies/ministries in the respective countries. During the three months ended March 31, 2005 and 2006, none of Global’s segment revenues related to Peru or Panama.

Harken’s remaining investment in IBA represents its third operating segment. IBA engages in trading minimal gas futures contracts.

Harken’s fourth operating segment, (“HEC Corporate”), operates and manages Harken’s investments in GEM, Global and IBA. HEC Corporate also manages public company compliance and may seek to raise financing through the issuance of debt, equity and convertible debt instruments, if needed, for the utilization of acquisition and development opportunities as they arise.

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

Harken’s financial information, expressed in thousands, for each of its operating segments for the periods ended March 31, 2005 and 2006 is as follows:

	For the Three Months Ended March 31, 2005
	HEC Corp	GEM	Global	IBA	Consolidated
Operating revenues	$—	$4,835	$2,522	$—	$7,357
Interest and other income	34	10	18	(72)	(10)
Oil and gas operating expenses	—	1,477	729	—	2,206
General and administrative expenses	758	479	685	738	2,660
Share-based compensation expense	—	—	2,020	—	2,020
Depreciation, depletion and amortization	27	1,691	874	9	2,601
Accretion expense	—	83	9	—	92
Interest expense and other, net	87	42	(33)	173	269
Income tax expense	15	—	176	15	206
Minority interest	287	—	—	—	287
Segment income (loss)	(4,362)	1,073	(1,920)	(1,007)	(6,216)
Capital expenditures	12	2,270	3,534	4	5,820
Total assets	$9,700	$46,251	$35,739	$10,804	$102,494

	For the Three Months Ended March 31, 2006
	HEC Corp	GEM	Global	IBA	Consolidated
Operating revenues	$—	$5,746	$3,743	$—	$9,489
Interest and other income	297	21	54	16	388
Oil and gas operating expenses	—	1,952	1,260	—	3,212
General and administrative expenses	861	877	1,189	564	3,491
Share-based compensation expense	—	—	2,184	—	2,184
Depreciation, depletion and amortization	20	2,276	1,051	12	3,359
Accretion expense	—	90	11	—	101
Interest expense and other, net	(100)	138	326	4	368
Income tax expense	—	—	187	52	239
Minority interest	2,175	—	—	—	2,175
Cumulative effect of a change in accounting principle	—	—	868	—	868
Segment income (loss)	1,691	434	(3,279)	(616)	(1,770)
Capital expenditures	16	1,462	7,158	4	8,641
Total assets	$32,066	$61,636	$55,311	$669	$149,682

(14)                          EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2005 and 2006 (in thousands, except per share data):

	2005			2006
	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per-Share Loss	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per-Share Loss
Loss before cumulative effect	$(6,610)	218,313	$(0.03)	$(2,106)	223,558	$(0.01)
Add: cumulative effect		—		(868)		(0.00)
Basic loss per share	$(6,610)	218,313	$(0.03)	$(2,974)	223,558	$(0.01)
Effect of dilutive securities		—			—
Diluted loss per share	$(6,610)	218,313	$(0.03)	$(2,974)	223,558	$(0.01)
Less: cumulative effect				868		0.00
Loss before cumulative effect	$(6,610)	218,313	$(0.03)	$(2,106)	223,558	$(0.01)

Since Harken incurred a net loss attributable to common stock during the periods ended March 31, 2005 and 2006, no dilution of the net loss per share would have resulted from the assumed conversions of its preferred stock.

(15)                          COMMITMENTS AND CONTINGENCIES

In 2004, Ecopetrol advised Global that it had elected to declare the Cajaro #1 well of the Alcaravan Association Contract commercial. Effective as of October 2004, Ecopetrol began receiving a 50% working interest share of production, after deduction of the Colombian government’s 8% royalty interest on the Cajaro #1 well. As a 50% working interest owner, Ecopetrol is responsible for 50% of any future development costs and operating expenses associated with the Cajaro #1 commercial field attributable to the Alcaravan Contract Area. Ecopetrol has reimbursed Global out of Ecopetrol’s share of production, net of royalties, for 50% of all seismic costs and direct exploratory well costs (including costs related to dry holes) incurred prior to the point of Ecopetrol’s participation.

Tests and independent studies conducted by Global show that 21% of the production from the Cajaro #1 well has partially drained Mirador formation oil reserves located beneath the Los Hatos Concession Contract which abuts the Alcaravan Contract area. Global was awarded the Los Hatos Contract by ANH in November 2004. As a result, Global and Ecopetrol have pursued negotiations that would firmly establish the allocation of production that corresponds to the Cajaro #1 commercial area and that which corresponds to the Los Hatos Contract. The negotiations have included discussions with regard to the potential need for unitization as applicable under Colombian law. As of May 9, 2006, Global and Ecopetrol continue their negotiations and have agreed to conduct additional connectivity testing between the Cajaro #1 and the Los Hatos Contract area.

The outcome of the negotiations could affect the Cajaro #1 net revenues and costs assigned to both Ecopetrol and Global. Although the ultimate results cannot be determined at this time, Global, based on third-party test results, proposed unitization maps and data presented by Ecopetrol, reflects 50% interest in net production (with an offset for pre-commerciality test crude allocation to Ecopetrol) from the Cajaro #1 well associated with the Alcaravan Contract Area, deemed to be 21%, in the cash flows in its financial statements and reserve information.

Colombian Property Damage Claim

In late 2004, Harken de Colombia, Ltd, (“HDC”) determined that a property owner had instituted an action in Colombia against Grant Geophysical, Inc. a subcontractor to HDC, alleging that his property had been damaged by an amount of approximately $1.9 million as a result of certain seismic activities conducted by Grant Geophysical, Inc. on the claimant’s property. In June 2005, HDC was notified that the plaintiff had added HDC as a defendant in the lawsuit. Subsequent to this notice, HDC filed a motion to dismiss plaintiff’s claims against HDC. On July 15, 2005, the court determined to dismiss all claims alleged by plaintiff against HDC. On July 26, 2005, plaintiff filed an appeal of the court’s dismissal. HDC objected to the plaintiff’s appeal. On September 29, 2005, the court dismissed the plaintiff’s appeal and sustained the dismissal of all claims against HDC. HDC’s subcontract with Grant Geophysical, Inc. contains an indemnity provision requiring Grant Geophysical, Inc. to make HDC whole for any losses, including any losses associated with property damages. The dismissal of plaintiff’s appeal was without prejudice to plaintiff refilling his claim in the future. Nonetheless, Harken believes, based on the court’s dismissal of the plaintiff’s appeal and based on the contract indemnity, that the ultimate outcome of this matter will not have a material adverse effect on its financial conditions or results of operations.

Colombian Presumed Income Tax (“PIT”) Matter

On May 31, 2005, the Colombian federal taxing authority, referred to by its Spanish acronym as “DIAN,” issued an Official Tax Assessment with regard to HDC’s tax return for 2001. The tax assessment includes a ‘presumptive income tax’ (PIT) equal to approximately $605 thousand and an inaccuracy fine of $968 thousand. The described tax assessment is based on DIAN’s position that HDC understated its asset base for tax purposes in its 2001 Colombian tax return. The basis for DIAN’s position is that HDC had “productive” assets in 2001, namely the Alcaravan and Bolivar Association Contracts that should have been included in HDC’s asset base calculation. In August 2005, HDC filed its response to the tax assessment through the institution of a formal administrative proceeding. DIAN must respond within one year. As of May 9, 2006, DIAN has not responded to HDC’s August 2005 filing. HDC intends to continue the administrative proceeding and object to DIAN’s conclusions on the following grounds:  (a) Colombian statutes require that the asset base for PIT be calculated as of the end of the year preceding the tax year in question; and (b) as of the year ended December 31, 2000, the Alcaravan and Bolivar contracts were not productive assets for tax purposes. HDC faced a similar issue for its 2000 Colombian tax return. HDC refuted DIAN’s claim based on the arguments presented above, and ultimately the 2000 Colombian tax return issues were resolved in HDC’s favor. HDC has engaged the same outside lawyers and tax consultant to assist in this matter as were engaged in the 2000 tax return matter. Accordingly, Harken believes that any liability to Harken or its consolidated companies as a result of the tax assessment will not have a material adverse effect on Harken’s operations or financial condition.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2005. Certain statements made in our discussion may be forward looking. Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. These risks, uncertainties, and other factors include, among others, the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission, as well as other risks described in this Quarterly Report. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing Harken Energy Corporation and its consolidated companies on a consolidated basis.

OVERVIEW

We are an independent oil and gas exploration, exploitation, development and production company who seeks to invest in energy-based growth opportunities. Our domestic operations are conducted through our wholly-owned subsidiary, Gulf Energy Management Company (“GEM”). GEM’s operations consist of exploration, exploitation, development, production and acquisition efforts in the United States, principally in the onshore and offshore Gulf Coast regions of South Texas and Louisiana~~,~~ as well as coal bed methane exploration and development activities in Indiana and Ohio. We have exposure to Latin American crude oil exploration and production operations through our ownership of approximately 34% of Global Energy Development PLC’s (“Global”) ordinary shares. Global has exploration, development and production activities in Colombia and exploration activities in Panama and Peru.

During 2005, we were also engaged in minimal energy trading through our investment in International Business Associates, Ltd. (“IBA”), which focuses primarily on trading energy futures or other energy-based contracts, principally in the United States. During 2005, IBA had a low volume of trading activities and was unsuccessful in obtaining trading contracts overseas. In February 2006, IBA redeemed 7,500 shares of our IBA convertible preferred shares along with our 24 shares of IBA common stock in exchange for cash consideration of $7.5 million. Due to the nature of their business, we can not be certain that IBA will secure trading contracts in the future.

Our consolidated revenues are primarily derived from production from GEM’s and Global’s oil and gas properties. GEM operates approximately 50% of its natural gas and crude oil properties which are all located in the United States. Global operates 100% of its crude oil producing properties which are all located in Colombia. Our revenues are a function of the oil and gas volumes produced and the prevailing commodity price at the time of production, and certain quality and transportation discounts. The commodity prices for crude oil and natural gas as well as the timing of production volumes have a significant impact on our operating income. From time-to-time, GEM enters into hedging contracts to achieve more predictable cash flows and to reduce exposure to declines in market prices.

As of March 31, 2006, GEM represented 61% of our consolidated oil and gas revenues. During the three months ended March 31, 2006, GEM’s oil and gas revenues were comprised of approximately 36% oil sales and 64% natural gas sales. Substantially all of GEM’s production is concentrated in five oil and gas fields along the onshore and offshore Texas and Louisiana Gulf Coast.

Revenues from Global are derived solely from Global’s Colombian oil production. During the three months ended March 31, 2006, Global produced approximately 78 thousand net barrels of oil in Colombia generating oil revenues of approximately $3.7 million. Global represented approximately 39% of our consolidated oil and gas revenues during the three months ended March 31, 2006. Global’s activities in Panama and Peru, thus far, have been limited to technical evaluations of potential exploration areas.

DECONSOLIDATION OF GLOBAL

At December 31, 2005 and March 31, 2006, Harken owned approximately 34% of Global’s ordinary shares.  At March 31, 2006, Lyford Investments Enterprises Ltd. (“Lyford”), owned 17.01% of the ordinary shares of Global and also beneficially owned approximately 30% of the combined voting power of Harken’s common stock. Lyford’s representative, Alan Quasha, is the Chairman of Harken’s Board of Directors. Harken’s direct equity interest of 33.67%, combined with Lyford’s 17.01% equity interest in Global and the previous sharing of certain management and administrative functions between Global and Harken, were deemed to provide Harken with the legal power to control the operating policies and procedures of Global as of March 31, 2006, which required Harken to consolidate the operations of Global as of such date.

In April 2006, Global advised Harken that Lyford had sold a portion of its equity interest in Global. As of May 9, 2006 Lyford owned 15.84% of the ordinary shares in Global such that Harken’s direct equity interest in Global, combined with Lyford’s direct equity interest in Global, has been reduced to less than 50% of Global’s outstanding voting securities. Based upon this reduction in ownership and the elimination of shared management and administrative functions between Harken and Global, Harken has determined that it no longer has the legal power to control the operating policies and procedures of Global and that Harken will be required to deconsolidate Global from its consolidated financial statements effective with its current fiscal quarter ending June 30, 2006. We are currently evaluating the impact of both the change in our influence on Global’s operations and the future timing and availability of financial information from this entity to determine whether this investment will be carried as a cost or equity investment going forward.

GEM’S OPERATIONS:

As of May 9, 2006, GEM’s net domestic production rate was at approximately 7.8 million cubic feet equivalent of natural gas per day. Prior to the hurricanes, GEM’s net domestic production rate was approximately 7.6 million cubic feet equivalent of natural gas per day. While we continue to experience production losses as a result of the hurricanes, we have restored and/or enhanced production in other fields. The following field data updates the status of GEM’s domestic operations through the end of April 2006:

Lapeyrouse Field, Terrebonne Parish – Louisiana

GEM holds an average non-operated working interest of 8.2% in eight wells in this field. During the first quarter of 2006, GEM has participated in two additional workovers in the field. As a result of these activities, gross field production increased from 20 million cubic feet equivalent to approximately 28 million cubic feet equivalent of natural gas per day. A ninth well, with first production in late March 2006, has experienced some increased water and is currently shut-in for a workover scheduled for May 2006. GEM holds an approximately 39% operated working interest in this ninth well.

Main Pass, Plaquemines Parish – Louisiana

Production has been increased to approximately 475 gross barrels of oil per day (“bopd”). GEM has a 90% interest in Main Pass and is the field operator. During the third quarter of 2005, GEM completed a major overhaul and rebuild of an additional compressor for the field. Repair work on a second rental compressor damaged by the hurricane is now completed. Now that both compressors are operational, GEM plans to add additional wells to the gas lift cycle. Gross production for the field is expected to reach approximately 500 bopd after additional wells are gas lifted. GEM continues its geological and geophysical study in the area, utilizing its license to 21 square miles of 3D seismic data, covering the area held by production leases.

Raymondville Field, Willacy and Kenedy Counties – Texas

During the first quarter of 2006, GEM participated in additional recompletions that resulted in a temporary increase in gross production for the field. As previously disclosed, it is expected that field production will resume its decline rate. Currently gross production for this field is approximately 8 million cubic feet equivalent of natural gas per day. GEM has an average 27% non-operated working interest in this field.

Lake Raccourci Field, Lafourche Parish – Louisiana

GEM holds a 40% operated working interest in each of its Lake Raccourci wells. Gross production for this field is approximately 2.8 million cubic feet equivalent of natural gas per day. The State Lease 14589 #2 is currently shut-in, waiting on a workover rig scheduled for the second quarter of 2006. Upon completion of the workover, gross production is expected to return to about 5.0 million cubic feet equivalent of natural gas per day. GEM is presently seeking industry partners to drill a field extension well.

3D Seismic Licenses – Louisiana

GEM continues to evaluate its seismic licenses covering approximately 155 square miles of 3D seismic data in three different surveys across south Louisiana. A number of leads have developed in this continuing study. The process of cataloging and prioritizing the seismic data is ongoing.

South Beach Field, Chambers County – Texas

GEM has a non-operated working interest of 10% in this area. Gross production for this field is approximately 3.7 million cubic feet equivalent of natural gas per day.

Branville Bay Field, Plaquemines Parish – Louisiana

This non-operated property remains 100% shut-in from the hurricanes in late 2005. Repairs to the production facility are underway and production is expected to resume in the second quarter of 2006. GEM has a non-operated working interest of 12.5% in this area.

Point-a-la-Hache Field, Plaquemines Parish – Louisiana

This operated property also remains 100% shut-in. Damages to this field principally affected a leased production barge facility. Repairs to the production barge are expected to be completed in the second quarter 2006. GEM maintains a 25% operated working interest in the area.

Point-au-Fer Field, Terrebonne Parish – Louisiana

In 2005, GEM entered into a Participation Agreement and Joint Operating Agreement covering an area of mutual interest of approximately 56 square miles. In addition, during the fourth quarter of 2005, GEM participated in an acquisition of two wells with production potential, and a central facility. GEM owns a 12.5% non-operated working interest in the area. Two wells were drilled in the first quarter of 2006. The first well has been flow tested at about 2.75 million gross cubic feet equivalent of natural gas per day, and is waiting on hook-up to facilities. The second well has been logged productive and cased. A completion rig is expected in the second quarter of 2006. One workover and recompletion of an existing well is expected to commence in May 2006. A second workover is planned for the late second quarter of 2006. Several prospects have been identified in the area, and GEM expects to have additional drilling and workover activity in this area during 2006.

Allen Ranch Field, Colorado County – Texas

GEM owns an 11.25% non-operated working interest in the area. The initial well, the Hancock Gas Unit # 1, was productive in four sands and has been producing approximately 2.5 million gross cubic feet equivalent of natural gas per day. As a result of the success with the first well, the Hancock Gas Unit # 2 was drilled in October 2005 as an offset to the first well. This second well was logged as productive in the same four sands as the Hancock Gas Unit # 1 well and two deeper zones were also logged as productive. The deeper of the two zones has been fracture stimulated and produced about 5.0 million cubic feet equivalent of natural gas per day. This zone has now been shut-in to test the other productive zone in the well bore and a temporary bridge plug was set above the sand to protect the zone while additional testing continues. The second zone has been perforated and is scheduled for fracture stimulation in the second quarter 2006.

Coalbed Methane Prospects – Indiana and Ohio

In 2005, GEM entered into two significant Exploration and Development Agreements in Indiana and Ohio. Each prospect provides for an area of mutual interest of approximately 400,000 acres. During the first quarter of 2006, GEM has entered into another Exploration and Development Agreement in Ohio. This prospect provides for an area of mutual interest of approximately 20,000 acres. In each case, the agreements provide for a phased delineation, pilot and development program with corresponding staged expenditures. Contracted third parties with a long track record in successful Coalbed Methane development are providing expert advice for these projects.

Indiana Prospect

In September 2005, after the submission of a Phase I core evaluation report by the technical consultant, GEM elected to proceed and fund pilot well drilling under Phase II of the agreement. Due to limited availability of needed equipment, GEM expects the drilling of the pilot wells to occur during the second quarter of 2006.

Ohio Cumberland Prospect

Core samples from the Ohio CBM prospect are being analyzed for gas content, gas composition and characteristics of the coal. Depending on final results, GEM may elect to schedule drilling of pilot wells on its Ohio CBM prospect area during 2006.

Ohio Triangle Prospect

Core samples are expected to be obtained on this third prospect late in the second quarter of 2006. Depending on final results of core analysis, GEM may elect to schedule drilling of pilot wells on this CBM prospect area during 2006.

GLOBAL’S OPERATIONS:

Revenues from Global are derived solely from its Colombian oil production. During the three months ended March 31, 2006, Global increased its revenues compared to the corresponding prior year period due to increased crude oil prices. Global production volumes remained steady during both periods.

In April 2006, Global signed a new exclusive Exploration and Production Concession contract for the Los Sauces area (“Los Sauces Contract”) with the National Hydrocarbons Agency of the Republic of Colombia.

The Los Sauces Contract covers approximately 61,600 acres in the Central Llanos region of Colombia where Global already has three contracts, namely the Alcaravan Association contract and the Rio Verde and Los Hatos Exploration and Production Concession contracts. The Los Sauces Contract is contiguous with the northern boundary of the Rio Verde contract.

Global will own 100% of the Los Sauces Contract subject only to an initial 10.5% royalty, with the future size of the royalty to be determined by future production levels. The Los Sauces Contract, effective from March 31, 2006, has a principal term of thirty years divided into an initial six-year exploration phase and a 24-year exploitation and production phase. Under the terms of the Los Sauces Contract, Global must within twelve months reprocess approximately 200 kilometers of existing seismic, acquire and process 50 kilometers of 2D seismic, and drill one exploratory well.

Global can, at its election, proceed to phase 2, twelve months in duration, and drill one exploratory well. Phases 3 to 6, also all optional and twelve months in length, require the drilling of an exploratory well in each phase.

The Los Sauces area has been subject to prior drilling activity by an international oil company over ten years ago at which time the La Totuma #1 well was drilled with reported oil shows. Based upon the existing formation and seismic data, Global has elected to position and drill an exploratory well geologically updip from the existing La Totuma #1 well in the second half of 2006.

CAPITAL STRUCTURE

Effect of Convertible Debt and Equity Instruments on Dilution

As of March 31, 2006, on a consolidated basis, we had cash and short term investments of $40 million and working capital of $38 million (including $4 million cash held by Global). We had approximately $90 million in shareholders’ equity at March 31, 2006.

At March 31, 2006, if our remaining outstanding debt, convertible preferred stock and common stock purchase warrants were exercised and/or converted, we would be required to issue the following amounts of our common stock:

Instrument	Conversion / Exercise Price (a)	Shares of Common Stock Issuable at March 31, 2006
Series M Preferred	$0.59	8,389,831
Series G1 Preferred	$12.50	12,800
Series G2 Preferred	$3.00	33,333
Series L Warrants	$0.67	3,182,836
Series M Warrants	$0.57	4,385,965
Common Stock Potentially Issued Upon Conversion / Exercise		16,004,765

(a) Certain conversion and exercise prices are subject to adjustment under certain circumstances

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

Our consolidated condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) which requires us to use estimates and make assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Our estimates and assumptions are based on historical experience, industry conditions and various other factors which we believe are appropriate. Actual results could vary significantly from our estimates and assumptions as additional information becomes known. The more significant critical accounting estimates and assumptions are described below.

Asset Retirement Obligations - Our asset retirement obligations represent our best estimate of the fair value of our future abandonment costs associated with our oil and gas properties, including the costs of removal and disposition of tangible equipment, site and environmental restoration. We estimate the fair value of our retirement costs in the period in which the liability is incurred, if a reasonable estimate can be made. The determination of the fair value of an asset retirement obligation generally involves estimating the fair value of the obligation at the end of the property’s useful life and then discounting it to present value using our credit adjusted, risk free rate of return. Estimating future asset removal costs is difficult and requires management to make estimates and judgments regarding the expected removal and site restoration costs, timing and present value discount rates. Valuations of the estimated useful life and the fair value of the asset retirement obligation are imprecise since the removal activities will generally occur several years in the future and asset removal technologies and costs are constantly changing, as are political, environmental and safety considerations that may ultimately impact the amount of the obligations.

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

Fair value of our debt and equity transactions -Many of our various debt and equity transactions require us to determine the fair value of a debt or equity instrument in order to properly record the transaction in our financial statements. We historically have utilized independent third parties to assist us in determining the fair value of many of our transactions. Fair value is generally determined by applying widely acceptable valuation models, (e.g., the Black-Scholes valuation model) using the trading price of the underlying instrument or by comparison to instruments with comparable maturities and terms.

Consolidation of variable interest entities - In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the primary beneficiary of a variable interest entity’s (“VIE”) activities to consolidate the VIE. FIN 46 defines a VIE as an entity in which the equity investors do not have substantive voting rights and there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is the party that absorbs a majority of the expected losses and/or receives a majority of the expected residual returns of the VIE’s activities. In December 2003, the FASB issued FIN 46(R), which supercedes and amends certain provisions of FIN 46. While FIN 46(R) retained many of the concepts and provisions of FIN 46, it also provides additional guidance related to the application of FIN 46, provides for certain additional scope exceptions, and incorporates several FASB Staff Positions issued related to the application of FIN 46. As of March 31, 2006, Harken owned less than a majority of the common shares of Global but did possess the legal power to direct the operating policies and procedures of Global through our direct ownership, combined with the 20% ownership by Lyford in Global shares. In addition, Harken has concluded that Global was not a VIE at March 31, 2006 as contemplated by FIN 46(R). During the three months ended March 31, 2006, we had an investment in a VIE named IBA, which we consolidated in accordance with FIN 46(R). See Note 3 – “Investment in International Business Associates, Ltd.” in the notes to the Consolidated Condensed Financial Statements for information regarding the consolidation of IBA.

STOCK-BASED COMPENSATION

Adoption of Statement of Financial Accounting Standard No. 123 (As Amended)

Effective January 1, 2006, Harken and its consolidated companies adopted SFAS No. 123 (as amended) “Accounting for Share-Based Compensation” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarterly period ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) resulted in an adjustment for cumulative effect in change in accounting principles on the consolidated condensed statement of operations ended March 31, 2006 for the amount of $868 thousand. This adjustment was recorded as a decrease to Net Income. The Company did not recognize a tax benefit from the cumulative effect adjustment because Global, the only entity impacted by SFAS 123 (R), currently has net operating losses that will prevent any tax benefit being received from any exercised options. In accordance with SFAS 123(R) the company will not recognize the tax benefits and/or credits to additional paid in capital for any additional deduction until the deduction actually reduces the taxes payable.

RECENT ACCOUNTING PRONOUNCEMENTS

On February 16, 2006, the FASB issued Statement 155, “Accounting for Certain Hybrid Instruments- an amendment of FASB Statements No. 133 and 140.” The statement amends Statement 133 to permit fair value measurement for certain hybrid financial instruments that contain an embedded derivative, provides additional guidance on the applicability of Statement 133 and 140 to certain financial instruments and subordinated concentrations of credit risk. The new standard is effective for the first fiscal year that ends after September 15, 2006. Harken is currently evaluating the impact this new Standard will have on the Company.

RESULTS OF OPERATIONS

For the purposes of discussion and analysis, we present a summary of our consolidated condensed results of operations followed by a more detailed discussion and analysis of our segments.

Consolidated Condensed Statement of Operations Comparisons

Net loss and per-share amounts for each of the periods ended March 31, 2005 and 2006, were as follows:

	Three Months Ended March 31,
(Thousands of dollars, except per-share amounts)	2005	2006
	(unaudited)
Net loss	$(6,216)	$(1,770)
Net loss attributed to common stock	$(6,610)	$(2,974)
Net loss per share -
Basic	$(0.03)	$(0.01)
Diluted	$(0.03)	$(0.01)

The primary components of our net loss for the period ended March 31, 2005 compared to the net loss for the period ended March 31, 2006 are outlined in the table below:

Favorable (Unfavorable) Variance
(Thousands of dollars)	First Quarter of 2006 compared to First Quarter of 2005

GEM operating profit (1)	$436,000
Global operating profit (2)	690,000
IBA operating loss (3)	114,000
General and administrative expenses, net	(831,000)
Depreciation and amortization	(758,000)
Share-based compensation	(164,000)
Increase in Global warrant liability	3,796,000
Accretion expense	(9,000)
Interest expense and other, net	(99,000)
Income tax expense	(33,000)
Cumulative effect of change in accounting principle	(868,000)
Other	2,172,000
$4,446,000

(1)                GEM’s operating profit is calculated as oil and gas revenues less oil and gas operating expenses.

(2)                Global’s operating profit is calculated as oil revenues less operating expenses, before reduction for minority interest.

(3)                IBA’s operating loss reflects net trading losses and expenses. IBA’s operating loss for the period ended March 31, 2006 is classified in Other Income in the Consolidated Condensed Statement of Operations.

GEM, Global and IBA Operations

The following is our discussion and analysis of certain significant factors which have affected our earnings and balance sheet during the periods included in the accompanying consolidated condensed financial statements.

	Three Months Ended March 31,
	2005	2006
	(unaudited)
Operating Revenues

GEM Exploration and Production Operations
Gas sales revenues	$2,646,000	$3,703,000
Gas volumes in mcf	396,000	412,000
Gas price per mcf	$6.68	$8.99
Oil sales revenues	$2,189,000	$2,043,000
Oil volumes in barrels	46,000	34,000
Oil price per barrel	$47.59	$60.09

Global Exploration and Production Operations

Oil sales revenues	$2,522,000	$3,743,000
Oil volumes in barrels	78,000	78,000
Oil price per barrel	$32.33	$47.99

Other Revenues, net
Interest income	$90,000	$395,000
Other income	$14,000	$(7,000)
IBA Trading Losses	$(114,000)	$—

For the quarter ended March 31, 2006 compared with the corresponding prior year period.

GEM Operating Results:

GEM’s oil and gas revenues during the first quarter of 2006 were generated from the operations in the onshore and offshore areas of the Texas and Louisiana Gulf Coast. During the first quarter of 2006, GEM’s oil and gas revenues increased 19% to approximately $5.7 million compared to $4.8 million for the prior year period primarily due to an increase in average oil and gas commodity prices received as compared to the prior year period. GEM’s natural gas revenue increased 40% to approximately $3.7 million during the first quarter 2006 as compared to $2.6 million during the first quarter 2005 due to the $2.31 increase in average gas prices received on sales from the first quarter 2005 compared to the first quarter 2006. Also, natural gas volumes increased 4% from 396,000 mcf for the first quarter 2005 to 412,000 mcf for the first quarter 2006. This volume increase was attributed to new production at Allen Ranch field and improved production at Lapeyrouse field. GEM experienced a 26% decrease in oil sales and productions volumes in the first quarter of 2006 as compared to the prior year period due to the effects of the hurricanes at Main Pass 35, which occurred late in 2005. As of May 2006, GEM’s net domestic production rate was at approximately 7.8 million cubic feet equivalent of natural gas per day. Prior to the hurricanes, GEM’s net domestic production rate was approximately 7.6 million cubic feet equivalent of natural gas per day.

GEM’s gas revenues increased 40% to approximately $3.7 million during the first quarter 2006 from approximately $2.6 million for the first quarter 2005 due to GEM receiving an overall average price of $8.99 per Mcf of gas during first quarter 2006 compared to $6.68 per Mcf received during first quarter 2005.

GEM’s oil revenues decreased 6.7% to approximately $2 million during the first quarter 2006 from approximately $2.2 million during the first quarter 2005 due to a decrease in oil sales and production  principally associated with Main Pass production in first quarter 2006 not fully recovered to pre-storm levels following the hurricanes of 2005. Mitigating the decrease in oil production was an increase in oil prices received of 26.3% which averaged $60.09 per barrel compared to $47.59 per barrel in the prior year period.

GEM’s oil and gas operating expense increased 32.2% to approximately $2 million during the first quarter of 2006 compared to approximately $1.5 million during the first quarter 2005 primarily due to the cost of insurance, continuing repair costs related to storms of 2005 and demand-driven price increases for oilfield services and equipment associated with increased oilfield activity especially associated with offshore Louisiana.

Global Operating Results:

During the first quarter 2006 as compared to the first quarter 2005, Global has experienced increased oil revenues, increased operating expenses and steady oil production volumes. Global’s revenues relate to its oil operations in Colombia, Latin America. Global’s first quarter 2006 revenue primarily related to production from its Bolivar, Alcaravan and Bocachico Association Contract Areas. In 2004, Global was advised of Ecopetrol’s intent to declare the Cajaro #1 well commercial pursuant to the Alcaravan Contract terms. As of March 31, 2006, Global and Ecopetrol continue to negotiate the terms of Ecopetrol’s commerciality declaration, including the extent of the commercial area and the potential need for unitization of the Cajaro #1 commercial area and a portion of Global’s Los Hatos Contract which is adjacent to the Alcaravan Contract area. As a result, Global’s net revenue interest in the production from the Mirador discovery on the Cajaro #1 well, has been affected by Ecopetrol’s declaration of commerciality.

Global’s oil revenues increased 48% from $2.5 million in the first quarter 2005 as compared to $3.7 million during the first quarter 2006. Oil sales and production volumes were steady at 78 thousand net barrels during both quarters. Global’s average oil commodity prices increased 48% to $47.99 during the first quarter 2006 from $32.33 during first quarter 2005.

Global’s operating expenses have increased 73% from approximately $729 thousand for first quarter 2005 to approximately $1.3 million for first quarter 2006 primarily due to equipment rentals and higher diesel fuel costs as a result of increased commodities pricing.

IBA Operating Results:

IBA began trading natural gas contracts in the United States during late 2004, however, its trading activities decreased substantially in late 2005. IBA incurred net trading losses of approximately $114 thousand and $0 for the periods ended March 31, 2005 and 2006, respectively. We can not be certain that IBA will be able to secure trading contracts in the future.

Interest and Other Income, net

Interest income increased primarily due to higher cash balances maintained during the first quarter of 2006 compared to the first quarter of 2005. Also, Interest and Other Income, net increased in the first quarter 2006 as compared to the prior year period due to IBA’s current period inactivity as compared to the prior year period.

Other Costs and Expenses

General and administrative expenses increased to $3.5 million during first quarter 2006 as compared to $2.7 million for first quarter 2005 due primarily to increased bonus compensation for Global. Additional public company regulatory costs associated with Sarbanes-Oxley Act compliance efforts also contributed to the increased general and administrative costs in first quarter 2006 as compared to the prior year period.

Depreciation and amortization expense increased slightly during first quarter 2006 compared to first quarter 2005 due to increased depreciation and amortization rates for both GEM and Global due to higher anticipated future development costs and the decrease in GEM’s oil and gas reserve volumes. Depreciation and amortization on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

Interest expense and other increased 37% during the first quarter of 2006 compared to the prior year period due primarily to interest expense incurred during the first quarter of 2006 on Global’s Senior Convertible Notes Payable which were issued in late 2005.

Share-Based Compensation Expense

Prior to the adoption of SFAS 123 (R), the Company applied the intrinsic value method of accounting for stock options as prescribed by Accounting Principles Board (“APB”) 25. For the quarter ended March 31, 2005 the Company recorded share-based compensation expense under the intrinsic value method of approximately $2.0 million in the consolidated condensed statement of operations attributable to Global options that vested during the period and to the increase in the Global share price during the period from December 31, 2004 to March 31, 2005.

For the quarter ended March 31, 2006, the Company applied the new fair value method of accounting for stock options as prescribed by SFAS 123(R). For the quarter ended March 31, 2006 the Company recorded share-based compensation expense of approximately $2.2 million in the consolidated condensed statement of operations attributable to the vested portion of the remaining Global options and to the increase in fair value of the Global common stock during the first quarter of 2006.

Global Warrant Liability

During the first quarter of 2005, we recognized a loss of $3.8 million for the increase in the fair value of the Global Warrants held by outside parties. All Global Warrants held by outside parties were exercised during 2005; as a result we had no similar adjustments during the first quarter 2006.

Accrual of Dividends related to Preferred Stock

All of our preferred stock issuances require us to accrue dividends. Dividends related to all of our preferred stock issuances are cumulative and may be paid in cash or common stock, at our option. We accrue the dividends at their cash liquidation value and reflect the accrual of dividends as a reduction in earnings to arrive at net loss attributable to common shareholders.

Accruals of dividends related to preferred stock for the three month periods ended March 31, 2005 and 2006 are as follows:

	Three Months Ended March 31,
	2005	2006
Series G1	$28,000	$4,000
Series G2	5,000	3,000
Series G4	155,000	—
Series J	63,000	—
Series L	3,000	—
Series M	50,000	50,000
Total	$304,000	$57,000

Modification of Preferred Stock and Common Stock Warrants

During the first quarter 2006, as a result of renegotiated terms of the Series M Preferred and common stock warrants held by holders of our Series M Preferred and Series L Preferred, we recorded a charge totaling $1.1 million as a Modification of preferred stock and common stock warrants as an increase to Net loss to arrive at Net loss attributable to common shareholders in the Consolidated Condensed Statement of Operations for the period ended March 31, 2006. See Note 9 - “Redeemable Preferred Stock and Common Stock Warrants” in the Notes to Consolidated Condensed Financial Statements contained in Part I, Item 1 for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

(Thousands of dollars)	December 31, 2005	March 31, 2006
		(unaudited)
Current ratio	4.13 to 1	4.16 to 1
Working capital	$45,163	$38,190
Total debt	$12,500	$12,500
Total cash and short term investments less debt	$33,735	$27,339
Stockholders’ equity	$92,162	$89,660
Total debt to equity	0.14 to 1	0.14 to 1

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

Cash Flows

Net cash flow used by operating activities in the first three months of 2006 was $2.9 million, as compared to $3.4 million in first quarter 2005. Although we experienced an increase in cash provided by net earnings (adjusted for non-cash items) along with increases in cash due to the timing of payments of our current liabilities and receivables during the 2006 period when compared to the 2005 period, these were partially offset by our transfer of approximately $5.8 million from cash to higher yielding short-term investments during the 2006 period. Our consolidated cash and short-term investments on hand at March 31, 2006 totaled approximately $40 million.

Net cash used in financing activities during first quarter 2006 totaled approximately $669 thousand from purchases of approximately 1.2 million shares of our common stock. Net cash used in investing activities during first quarter 2006 totaled approximately $8.7 million and was primarily comprised of approximately $8.6 million in capital expenditures partially offset by approximately $9 thousand received for the sale of certain oil and gas properties. Global’s international capital expenditures for first quarter 2006 totaled approximately $7.2 million. GEM’s capital expenditures for first quarter 2006 totaled approximately $1.5 million.

Obligations and Commitments

GEM Capital Commitments – GEM’s 2006 capital expenditure budget includes efforts to increase its oil and gas reserves and coalbed methane prospects through acquisition, exploitation and development drilling activities. We anticipate GEM capital expenditures could total approximately $17 million during 2006. GEM’s 2006 capital expenditure budget focuses on the onshore and offshore Gulf Coast regions of Texas and Louisiana as well as the phased delineation, pilot and development program for its coalbed methane prospects. The majority of this budgeted capital amount will be used to participate in the drilling of 15 to 20 exploratory and development wells along the Texas and Louisiana Gulf Coast. GEM expects to fund the budgeted 2006 capital expenditures with available cash on hand and through projected cash flow from operations in 2006. Possible weakening commodity prices, a decline in drilling success or substantial delays on bringing on production from wells drilled could cause reduced projected 2006 expenditures. However, GEM’s planned North American capital expenditures for 2006 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in GEM losing certain prospect acreage or reducing its interest in future development projects

Global Capital Commitments – Global anticipates international capital expenditures during 2006 will total up to $23 million to develop its crude oil assets in Latin America. The majority of Global’s 2006 capital expenditure plans are targeted for its Colombian operations in the Bolivar Field, the Rio Verde Field, and the El Miedo Field, as well as seismic work at the Valle Lunar Technical Evaluation Agreement area and Caracoli area under its existing Association and Exploration and Production Contracts in Colombia. Approximately $8.8 million of these capital expenditures result from commitments under the terms of certain of the Association and Exploration and Production Contracts entered into between Global’s subsidiary Harken de Colombia, Ltd. and Ecopetrol or the ANH. These contracts require Global to perform certain activities in

Colombia in accordance with a prescribed timetable. As of May 9, 2006, Global was in compliance with the requirements of each of the Association and Exploration and Production Contracts. Global’s discretionary capital expenditures will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in Global losing certain prospect acreage or reducing its interest in future development projects.

Global Senior Convertible Notes — In October 2005, Global issued to qualified investors a total of $12.5 million principal amount of its Convertible Notes due 2012 (the “Global Notes”) in exchange for $12.5 million cash. The Global Notes are unsecured and rank equal to all other present and future unsecured indebtedness of Global. Interest accrues with an annual coupon of 5% for the first three years, 6% from October 2008 to October 2010 and 7% thereafter and is payable quarterly in arrears. The Global Notes are convertible into ordinary shares in Global at 305.8 UK pence per ordinary share. If not converted or previously redeemed, the Global Notes will be redeemed at their principal amount on October 30, 2012. We have included $148 thousand in accrued interest on these notes in Accrued Liabilities and other on our Consolidated Condensed Balance Sheet at March 31, 2006

As of March 31, 2006 all Global Notes remain outstanding, and the total principal amount of $12.5 million is classified as long-term debt in the Consolidated Condensed Balance Sheet. Global does not have any debt covenants pursuant to the terms of the Global Notes.

Deconsolidation of Global — As noted above, in the second quarter of 2006, Harken will cease consolidating the assets, liabilities and results of operations of Global. Harken has no liability or obligation to directly fund any portion of Global’s capital expenditures or debt obligations.

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

We recognize the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. At March 31, 2006, GEM’s and Global’s asset retirement obligation liability totaled approximately $6.5 million.

We are currently involved in various lawsuits and other contingencies, which in our opinion, will not result in a material adverse effect upon our financial condition or operations taken as a whole.

In addition to the above commitments, during 2006 and afterward, government authorities under GEM’s Louisiana state leases and operators under other North American operators may also request GEM to participate in the cost of drilling additional exploratory and development wells. GEM may fund these future domestic expenditures at their discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on factors out of our control, such as the timing of the request, the depth of the wells and the location of the property. Our discretionary capital expenditures for 2006 will be curtailed if we do not have sufficient funds available. If we do not have sufficient funds or otherwise choose not to participate, we may experience a delay of future cash flows from proved undeveloped oil and gas reserves. Such expenditure curtailments could also result in us losing certain prospect acreage or reducing our interest in future development projects. As of March 31, 2006, we had no material purchase obligations.

Off-Balance Sheet Arrangements — As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2006, we were not involved in any unconsolidated SPE transactions.

Treasury Stock — Our Board has authorized the repurchase of 10 million shares of Common Stock. To date, we have purchased approximately 1.2 million shares, and approximately 8.8 million shares remain available for repurchase.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred  during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)                                  The following table provides information about purchases by the Company during the three months ended March 31, 2006, of its Common Stock:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Program (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 through January 31, 2006	0	n/a	0	10,000,000
February 1, 2006 through February 28, 2006	0	n/a	0	10,000,000
March 1, 2006 through March 31, 2006	1,181,800	$0.674868	1,181,800	8,818,200
Total	1,181,800	$0.674868	1,181,800	8,818,200

(1)                        In October 2005, the Company’s Board of Directors authorized a stock repurchase program under which the Company was authorized to repurchase up to 10 million shares of its outstanding Common Stock. As of May 9, 2006, 8,818,200 shares remained available for repurchase under the repurchase authorization

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 27, 2006, Harken held its 2006 annual meeting of stockholders (the “Meeting”), pursuant to a proxy statement that it had filed with the Securities and Exchange Commission and had furnished to holders of record of the 223,660,633 outstanding shares of its Common Stock as of March 17, 2006. One matter was submitted to Harken’s stockholders for approval.

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

The following table summarizes each matter voted upon at the Meeting and the number of votes cast for, or withheld, as well as the number of broker non-votes as to such matter:

Proposal #001: Election of Directors

	For	Withheld
Michael M. Ameen, Jr.	201,304,811	5,951,923
Mikel D. Faulkner	205,173,952	2,082,782
Dr. J. William Petty	203,922,773	3,333,961
Alan G. Quasha	203,705,679	3,551,054
H. A. Smith	201,444,312	5,812,422
Director Average	203,110,305	4,146,428

(There were no broker non-votes as to the above matter.)

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit

3.1	Restated Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.1 to Harken’s Form 10-K dated February 28, 2006, File No. I-10262, and incorporated herein by reference).

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

Harken Energy Corporation
(Registrant)

Date: May 9, 2006	By:	By: /s/ Anna M. Williams
Vice President-Finance and
Chief Financial Officer