Form 10-Q
period 2006-06-30
HARKEN ENERGY CORP
filed 2006-08-08
CIK 313478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of Common Stock, par value $0.01 per share, outstanding as of August 1, 2006 was 223,379,042.

HARKEN ENERGY CORPORATION

INDEX TO QUARTERLY REPORT

June 30, 2006

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except for share amounts)

	December 31,	June 30,
	2005	2006
		(unaudited)
Assets
Current Assets:
Cash and temporary investments	$22,482	$13,318
Short term investments	15,000	19,976
Accounts receivable, net	11,718	5,654
Assets of discontinued operations	8,904	168
Prepaid expenses and other current assets	1,605	802
Total Current Assets	59,709	39,918

Property and Equipment, net	90,999	50,132
Investment in Global	—	42,005
Other Assets, net	2,720	1,119
	$153,428	$133,174

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade payables	$6,803	$2,055
Accrued liabilities and other	5,038	2,060
Liabilities of discontinued operations	53	168
Revenues and royalties payable	2,521	1,882
Total Current Liabilities	14,415	6,165

Asset Retirement Obligation	6,301	5,762
Share Based Compensation Liability	10,687	—
Global Senior Convertible Notes Payable	12,500	—
Minority Interest in Consolidated Company	17,363	—
Total Liabilities	61,266	11,927

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $160 liquidation value 700,000 shares authorized; 1,600 shares outstanding	2	2
Series G2 Preferred Stock, $1.00 par value; $100 liquidation value 100,000 shares authorized; 1,000 shares outstanding	1	1
Series M Preferred Stock, $1.00 par value; $5,000 and $4,400 liquidation value, respectively 50,000 shares authorized; 50,000 and 44,000 shares outstanding, respectively	50	44
Common stock, $0.01 par value; 325,000,000 shares authorized; 223,575,732 and 224,736,342 shares issued, respectively	2,236	2,247
Additional paid-in capital	446,643	447,974
Accumulated deficit	(356,889)	(360,477)
Accumulated other comprehensive income	119	32,359
Treasury stock, at cost, 0 and 1,357,300 shares held, respectively	—	(903)
Total Stockholders’ Equity	92,162	121,247
	$153,428	$133,174

The accompanying Notes to Consolidated Condensed Financial Statements are

an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except for share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006

Revenues and other:
Oil and gas operations	$11,468	$5,306	$18,825	$14,795
Interest and other income	75	397	137	769
	11,543	5,703	18,962	15,564
Costs and Expenses:
Oil and gas operating expenses	2,643	1,821	4,849	5,033
General and administrative expenses (including share-based compensation expense of ($2,448, $0, $4,468 and $2,184, respectively)	4,903	1,201	8,845	6,312
Depreciation, depletion, and amortization	3,282	2,492	5,874	5,839
Increase in Global warrant liability	4,402	—	8,198	—
Accretion expense	93	93	185	194
Interest expense and other	(90)	38	6	402
	15,233	5,645	27,957	17,780
Gain on sale of Global shares	20,344	—	20,344	—
Income (loss) from continuing operations before income taxes	$16,654	$58	$11,349	$(2,216)
Income tax expense	165	—	356	187
Income (loss) from continuing operations before minority interest	$16,489	$58	$10,993	$(2,403)
Minority interest of consolidated company	234	—	521	2,175
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$16,723	$58	$11,514	$(228)
Loss from discontinued operations, net of taxes	(1,035)	(604)	(2,042)	(1,220)
Cumulative effect of a change in accounting principle	—	—	—	(868)
Net income (loss)	$15,688	$(546)	$9,472	$(2,316)
Accrual of dividends related to preferred stock	(299)	(50)	(603)	(107)
Modification and dividend payments of preferred stock and common stock warrants	302	(18)	212	(1,165)
Net income (loss) attributed to common stock	$15,691	$(614)	$9,081	$(3,588)
Basic net income (loss) per common share:
Net income (loss) per common share from continuing operations before cumulative effect of change in accounting principle	$0.08	$(0.00)	$0.05	$(0.01)
Discontinued operations	(0.01)	—	(0.01)	(0.01)
Cumulative effect of change in accounting principle	—	—	—	—
Net income (loss) per common share	$0.07	$(0.00)	$0.04	$(0.02)
Weighted average common shares outstanding	218,573,229	223,250,896	218,443,670	223,403,684
Diluted income (loss) per common share:
Net income (loss) per common share from continuing operations before cumulative effect of change in accounting principle	$0.07	$(0.00)	$0.05	$(0.01)
Discontinued operations	—	—	(0.01)	(0.01)
Cumulative effect of change in accounting principle	—	—	—	—
Net income (loss) per common share	$0.07	$(0.00)	$0.04	$(0.02)
Weighted average common shares outstanding	248,736,991	223,250,896	245,356,273	223,403,684

The accompanying Notes to Consolidated Condensed Financial Statements are

an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

								Accumulated
					Additional			Other
	Preferred Stock			Common	Paid-In	Treasury	Accumulated	Comprehensive
	G1	G2	M	Stock	Capital	Stock	Deficit	Income	Total

Balance, December 31, 2005	$2	$1	$50	$2,236	$446,643	$—	$(356,889)	$119	$92,162

Adjustment of preferred stock and common stock warrant terms	—	—	—	—	1,147	—	(1,147)	—	—
Conversions of preferred stock to common stock	—	—	(6)	10	3	—	—	—	7
Conversions of common stock warrants to common stock	—	—	—	1	41	—	—	—	42
Accrual of preferred stock dividends	—	—	—	—	—	—	(107)	—	(107)
Issuance of preferred stock dividends	—	—	—	—	1	—	(18)	—	(17)
Options exercised for common stock of consolidated company	—	—	—	—	139	—	—	—	139
Treasury stock repurchase	—	—	—	—	—	(903)	—	—	(903)
Comprehensive income:
Net loss	—	—	—	—	—	—	(2,316)	—
Unrealized gain on available for sale investment								28,397
Unrealized foreign currency gain								3,843
Total comprehensive income									29,924
Balance, June 30, 2006	$2	$1	$44	$2,247	$447,974	$(903)	$(360,477)	$32,359	$121,247

The accompanying Notes to Consolidated Condensed Financial Statements

are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2005	2006

Cash flows from operating activities:
Net income (loss)	$9,472	$(2,316)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	5,874	5,839
Amortization of debt issuance costs	121	—
Accretion of asset retirement obligation	185	194
Share-based compensation	4,468	2,184
Increase in Global warrant liability	8,198	—
Loss from discontinued operations	2,042	1,220
Cumulative effect of a change in accounting principle	—	868
Gain on sale of Global shares	(20,344)	—
Minority interest	(521)	(2,175)
Other	(432)	270
Change in operating assets and liabilities:
Increase in short-term investments	—	(4,976)
Decrease (increase) in accounts receivable and other	(2,815)	3,462
Decrease in trade payables and other	(1,718)	(3,958)
Net cash provided by operating activities	4,530	612

Cash flows from investing activities:
Net proceeds from sales of assets	163	16
Capital expenditures	(11,243)	(12,061)
Deconsolidation of Global	—	(4,282)
Cash received from redemption of IBA preferred shares	—	7,500
Sale of Global shares	19,714	—
Net cash provided by (used in) investing activities	8,634	(8,827)

Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	379	42
Repayments of debt, convertible notes and long-term obligations	(3,392)	—
Payments of preferred dividends	(225)	(88)
Treasury shares purchased	(933)	(903)
Net cash used in financing activities	(4,171)	(949)

Net change in cash and temporary investments	8,993	(9,164)
Cash and temporary investments at beginning of period	17,062	22,482
Cash and temporary investments at end of period	$26,055	$13,318

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$202	$164
Income taxes	$369	$800

The accompanying Notes to Consolidated Condensed Financial Statements

are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2005 and 2006

(Unaudited)

(1)                                 BASIS OF PRESENTATION

Our accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to prevent the information presented from being misleading.  In our opinion, these financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 2005 and June 30, 2006 and the results of its operations and changes in its cash flows for all periods presented as of June 30, 2005 and 2006. The December 31, 2005 consolidated condensed balance sheet information is derived from audited financial statements. All adjustments represent normal recurring items. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior year amounts have been reclassified to conform with the 2006 presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from these estimates. The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. Due to the cessation of the operations of International Business Associates, Ltd. (“IBA”), we have reclassified certain amounts to discontinued operations. See Note 4 — Discontinued Operations for further discussion.

Principles of Consolidation — The consolidated condensed financial statements include the accounts of all companies that we, through our direct or indirect ownership or shareholding, were provided the ability to control the operating policies and procedures at June 30, 2006. Please note that during the fiscal quarter ended June 30, 2006, we deconsolidated Global from our consolidated condensed financial statements. Under U.S. GAAP we are to reflect the deconsolidation prospectively and, accordingly, we did not restate prior period amounts. We have provided unaudited pro-forma condensed consolidated balance sheets and results of operations giving effect to the deconsolidation of Global’s operations as if it had been effective for all periods presented. See Note 2 — Investment in Global Energy Development PLC (“Global”) for further discussion.

Comprehensive Income — Comprehensive income includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Our total comprehensive income is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2006	2005	2006
	(in thousands)		(in thousands)
Net income (loss)	$9,472	$(2,316)	$15,688	$(546)
Foreign currency translation adjustment on investment	—	3,843	—	3,843
Unrealized gain on investment	—	28,397	—	28,397
Total comprehensive income	$9,472	$29,924	$15,688	$31,694

Recent Accounting Pronouncements — In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 133 and 140.” This Statement provides new accounting guidance for embedded derivatives and other issues. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently assessing the effect of SFAS No. 155 on our financial statements.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R).” FSP FIN 46(R)-6 provides further accounting guidance in assessing whether an entity is subject to the accounting requirements of FIN 46(R). FSP FIN 46(R)-6 is effective for all entities with which an enterprise becomes involved and all existing entities when a reconsideration event has occurred, in each case, at the beginning of the first reporting period that starts after June 15, 2006. We are currently assessing the impact, if any, of FIN 46(R)-6 on our financial statements.

In May 2006, the Governor of Texas signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component.  Specifically, we will be subject to a new entity level tax beginning in 2008 on the portion of our total revenue (as that term is defined in the legislation) that is generated in Texas beginning in our tax year ending December 31, 2007. Specifically, the Texas margin tax will be imposed at a maximum effective rate of 0.7% of our total revenue that is apportioned to Texas.  We are currently evaluating what impact (if any) this new tax law will have on our income tax expense and deferred tax assets (which are currently fully reserved).

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority.  The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

(2)                                 INVESTMENT IN GLOBAL

At December 31, 2005 and June 30, 2006, we owned approximately 34% of Global’s ordinary shares. During the first quarter of 2006, Lyford Investments Enterprises Ltd. (“Lyford”) owned 17.01% of the ordinary shares of Global and also beneficially owned approximately 30% of the combined voting power of our common stock. Lyford’s representative, Alan Quasha, is the Chairman of our Board of Directors. During the first quarter of 2006, our direct equity interest of 33.67% combined with Lyford’s 17.01% equity interest in Global and the previous sharing of certain management and administrative functions between Global and us, were deemed to provide us with the legal power to control the operating policies and procedures of Global as of March 31, 2006, which required us to consolidate the operations of Global as of such date.

In April 2006, Global advised us that Lyford had sold a portion of its equity interest in Global, reducing Lyford ownership to 15.89% of the ordinary shares of Global such that our direct equity interest in Global combined with Lyford’s direct equity interest in Global was reduced to less than 50% of Global’s outstanding voting securities.  Based upon this reduction in ownership and the elimination of shared management and administrative functions between us and Global, we have determined that we no longer have the legal power to control the operating policies and procedures of Global and that we are required to deconsolidate Global from our consolidated financial statements during the fiscal quarter ending June 30, 2006. Under US GAAP, we are required to reflect this deconsolidation prospectively, and, accordingly, we have not restated prior year amounts. As a result of this treatment, Global’s operations for the quarter ended March 31, 2006 are still included in our consolidated condensed financial statements at June 30, 2006.

Based upon our ownership percentage at June 30, 2006 of approximately 34% of Global’s outstanding common shares, we would normally treat our ownership of Global as an equity method investment if we had the ability to exercise significant influence over Global. However, there are certain information requirements needed from Global to permit us to comply with the requirements of the equity method.  Global’s common shares are listed on the AIM Market of the London Stock Exchange, and under AIM guidelines, Global publicly reports its financial results on a semi-annual basis (June 30 and December 31) in conformity with accounting principles generally accepted in the United Kingdom (“UK GAAP”). To comply with the requirements of the equity method we require adequate financial information from Global in order to conform Global’s UK GAAP financial statements to accounting principles generally accepted in the United States on a quarterly basis. We have made formal written requests to Global to provide us the needed financial information to apply the equity method, but Global has refused to provide to us this information, citing foreign securities exchange restrictions against providing more financial information to us than is available to their other shareholders.

As reflected in Global’s public announcements and filings, Global’s board of directors was recently expanded to six members.  One of the new directors, a member of the House of Lords of the United Kingdom, now heads Global’s audit committee and has taken an active role in the oversight of the committee’s functions and obligations with respect to restrictions imposed on Global regarding the disclosure of nonpublic information.  As a result, and due to Global’s continued refusal to provide the financial information required for us to treat Global as an equity method investment, we have concluded that we do not have the ability to exercise significant influence over Global and cannot comply with the requirements of the equity method.  Therefore beginning April 1, 2006, we are accounting for our Global shares as an available-for-sale cost method investment.  We will recognize only dividend income beginning April 1, 2006, and our investment in

Global will be adjusted to fair value every quarterly period with an offset to other comprehensive income in stockholders’ equity.

The deconsolidation of Global from our financial statements as of April 1, 2006 resulted in an adjusted carrying value of our investment in Global of $9.8 million which was then adjusted to market value on that same date. At April 1, 2006, our investment in Global of $58.5 million was equal to the market value of our 11.9 million shares of Global’s common stock based on Global’s closing share price of £2.83 (U.K. pounds sterling). The unrealized gain on investment of $48.8 million was recorded to other comprehensive income in stockholders’ equity at April 1, 2006.

At June 30, 2006, our investment in Global of $42 million was equal to the market value of our 11.9 million shares of Global’s common stock based on Global’s closing share price of £1.91. The foreign currency exchange rate changed from 1.74 U.S. dollars per U.K. pounds sterling at April 1, 2006 to 1.85 U.S. dollars per U.K. pounds sterling at June 30, 2006. The foreign currency translation adjustment of $3.8 million and the unrealized loss on investment of $20.3 million for these subsequent changes in market value are recorded to other comprehensive income in stockholders’ equity at June 30, 2006. At June 30, 2006, our total unrealized gain on Global shares recorded to other comprehensive income in stockholders equity was $28.4 million.

Pro Forma Information — The following unaudited pro forma combined condensed balance sheet at December 31, 2005 along with the pro forma combined condensed statement of operations for the three  months ended June 30, 2005 and the six months ended June 30, 2005 and 2006 gives effect to the deconsolidation of Global’s operations as if it had been effective for all periods presented.  The combined condensed balance sheet at June 30, 2006 and the combined condensed statement of operations for the three months ended June 30, 2006 are presented as reported.  The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of future operating results.

To arrive at our pro forma combined condensed balance sheet at December 31, 2005, we removed Global’s historical balance sheet at its previously-reported values and made an adjustment to the Investment in Global and Stockholders’ Equity to reflect our investment in Global at its fair market value based on its December 31, 2005 stock price and the foreign currency conversion factor as of December 31, 2005.

To arrive at our pro forma combined condensed statement of operations for each period presented, we removed Global’s historical results of operations at their previously-reported values and adjusted the Gain on Sale of Global shares to the gain which would have been reported if Global was a cost-method investment at the time.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

PRO FORMA CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited, in thousands)

	December 31,	June 30,
	2005	2006
Assets
Current Assets:
Cash and temporary investments	$14,269	$13,318
Short term investments	15,000	19,976
Accounts receivable, net	6,566	5,654
Assets of discontinued operations	8,904	168
Prepaid expenses and other current assets	1,060	802
Total Current Assets	45,799	39,918

Property and Equipment, net	50,189	50,132
Investment in Global	50,186	42,005
Other Assets, net	1,580	1,119
	$147,754	$133,174

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade payables	$4,267	$2,055
Accrued liabilities and other	3,801	2,060
Liabilities of discontinued operations	53	168
Revenues and royalties payable	2,521	1,882
Total Current Liabilities	10,642	6,165

Asset retirement obligation	5,502	5,762
Total Liabilities	16,144	11,927

Stockholders’ Equity	131,610	121,247
	$147,754	$133,174

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except for share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006

Revenues and other:
Oil and gas operations	$4,887	$5,306	$9,722	$11,052
Interest and other income	71	397	134	715
	4,958	5,703	9,856	11,767
Costs and Expenses:
Oil and gas operating expenses	1,147	1,821	2,624	3,773
General and administrative expenses	1,519	1,201	2,848	2,939
Depreciation, depletion and amortization	1,654	2,492	3,369	4,780
Increase in Global warrant liability	4,299	—	7,847	—
Accretion expense	83	93	166	183
Interest expense and other	194	38	323	76
	8,896	5,645	17,177	11,751
Gain on sale of Global shares(A)	16,926	—	16,926	—
Net income before income taxes	$12,988	$58	$9,605	$16
Income tax expense	—	—	15	—
Net income from continuing operations	$12,988	$58	$9,590	$16
Loss from discontinued operations, net of taxes	(1,035)	(604)	(2,042)	(1,220)
Net income/(loss)	$11,953	$(546)	$7,548	$(1,204)
Accrual of dividends related to preferred stock	(299)	(50)	(603)	(107)
Modification of preferred stock and common stock warrants	302	(18)	212	(1,165)
Net income / (loss) attributed to common stock	$11,956	$(614)	$7,157	$(2,476)
Basic net income /(loss) per common share:
Net income / (loss) per common share	$0.05	$(0.00)	$0.03	$(0.01)
Weighted average common shares outstanding	218,573,229	223,250,896	218,443,670	223,403,684
Diluted income / (loss) per common share:
Net income/(loss) per common share	$0.05	$(0.00)	$0.03	$(0.01)
Weighted average common shares outstanding	248,736,991	223,250,896	245,356,273	223,403,684

(A)         Calculated under cost-method accounting.

(3)                                 SHORT-TERM INVESTMENTS

Our short-term investments at December 31, 2005 consisted of $15 million in auction bonds.  At June 30, 2006, short-term investments consisted of approximately $20 million in auction bonds and approximately $26 thousand in common shares of a publicly traded entity. These investments are classified as trading securities and recorded at their fair value in both periods. There was no significant unrealized gain or loss on these investments for any period covered by this report. Any unrealized gain or loss on these in the future will be recorded to earnings.

(4)                                 DISCONTINUED OPERATIONS

In February 2006, IBA redeemed 7,500 shares of its Series A Redeemable Preferred Stock, $0.01 par value per share, along with 24 shares of its common stock, $0.01 par value per share, held by us in exchange for cash consideration of $7.5 million.

In accordance with FIN 46R, “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51,” we had designated IBA as a VIE and had previously consolidated the assets, liabilities and the results of operations of IBA.

During the second quarter of 2006, our Chief Executive Officer resigned from the board of directors of IBA.  During this same time, it also became evident that IBA would be unable to raise additional capital to continue their operations, and we have resolved not to provide any additional form of support.  Subsequent to June 30, 2006, IBA has ceased operations.

We have determined that these events require us to treat our investment in IBA as a disposal of a subsidiary by means of abandonment.  Therefore we have accounted for IBA as a discontinued operation in our statement of operations and recorded an impairment loss of approximately $190 thousand as of June 30, 2006.  IBA’s remaining cash balance comprises the majority of the current assets included as discontinued operations as of June 30, 2006 which, subsequent to June 30, 2006, has been utilized to extinguish their remaining accrued liabilities. As discontinued operations, the operations for IBA for all periods presented have been combined into a single line item, net of taxes.

The following tables provide summarized income statement information related to IBA’s discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Sales and other revenues (losses) from discontinued operations	$3	$58	$19	$(14)

Loss from discontinued operations before income tax (expense) benefit	$(659)	$(999)	$(1,223)	$(1,991)
Income tax (expense) benefit	$55	$(36)	$3	$(51)
Loss from discontinued operations, net	$(604)	$(1,035)	$(1,220)	$(2,042)

(5)                                 PROPERTY AND EQUIPMENT

A summary of property and equipment follows (in thousands):

	December 31,	June 30,
	2005	2006
Unevaluated oil and gas properties, full cost method:
Unevaluated Peru properties(A)	$1,530	$—
Unevaluated Panama properties(A)	526	—
Unevaluated North American properties	1,319	1,114
Unevaluated Coal Bed Methane prospects	2,928	3,178

Evaluated oil and gas properties, full cost method:
Evaluated Colombian properties(A)	212,684	—
Evaluated North American properties	173,584	178,067
Facilities and other property(A)	28,701	10,105
Less accumulated depreciation, depletion and Amortization(A)	(330,273)	(142,332)
	$90,999	$50,132

(A)         Please note that during the fiscal quarter ended June 30, 2006, we have removed Global’s operations from our consolidated condensed financial statements. Please see Note 2 — Investment in Global for further discussion.

(6)                                 ASSET RETIREMENT OBLIGATION

Our oil and gas operations are conducted through our wholly-owned subsidiary, Gulf Energy Management Company (“GEM”). GEM recognizes the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

A summary of GEM’s assets with required asset retirement obligations as of June 30, 2006 is as follows: (in thousands)

Asset Category	Asset Retirement Liability	Estimated Life
Oil and gas producing properties	$3,074	0-22 years
Facilities and other property	2,688	2-22 years
	$5,762

The following table describes all changes to our asset retirement obligation liability during the six months ended June 30, 2006. (in thousands)

Asset retirement obligation at December 31, 2005	$6,301
Liabilities incurred during the six months ended June 30, 2006	78
Liabilities settled during the six months ended June 30, 2006	—
Accretion expense	194
Deconsolidation of Global	(811)
Asset retirement obligation at June 30, 2006	$5,762

(7)                                 CONVERTIBLE NOTES PAYABLE

At June 30, 2006, we had no debt outstanding. At December 31, 2005, Global’s Senior Convertible Notes Payable due 2012 with a $12.5 million principal amount were included in our consolidated financial statements. During the fiscal quarter ended June 30, 2006, we have deconsolidated Global’s operations. Please see Note 2 — Investment in Global for further discussion.

(8)                                 REDEEMABLE PREFERRED STOCK AND COMMON STOCK WARRANTS

Series M Cumulative Convertible Preferred

In January 2006, we entered into an agreement with the holders of our Series M Cumulative Convertible Preferred (“Series M Preferred”), to do the following:

•                  Extend the expiration of the term required to occur before we may redeem the Series M Preferred for cash, at our sole option, by one year

•                  Modify the escalating dividend rates for the Series M Preferred to reflect a lower rate of 6% from 8%, for October 8, 2007 through October 7, 2008 and 8% from 9%, for October 8, 2008 to October 7, 2009

We accounted for the modification of the dividend rate in accordance with EITF Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock (“EITF D-42”),” and EITF Topic D-53, “Computation of Earnings per Share for a Period That Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock (“EITF D-53”),” We recognized approximately $123 thousand in Modification of preferred stock and common stock warrants  as a decrease to Net loss attributed to common stock during the first quarter of 2006. This amount was equal to the fair value of the dividends given up by the holder for the modification of the Series M Preferred dividend rate.

During the six months ended June 30, 2006, holders of 6,000 shares of the Series M Preferred voluntarily elected to exercise their conversion option, and such holders were issued 1,028,780 shares of our common stock.

Series L and M Common Stock Warrants

During January 2006, we also entered into an agreement with the holders of our Series L common stock warrants and Series M common stock warrants to extend the expiration term of the Series L warrants from August 12, 2006 to September 2, 2008 and to extend the expiration term of the Series M warrants from February 2, 2008 to September 2, 2008. We accounted for these extensions in accordance with EITF Topic D-42 and EITF Topic D-53 and recognized a charge to Modification of preferred stock and common stock warrants as an increase to Net loss attributed to common stock of approximately $1.3 million during the first quarter of 2006. This amount was equal to the incremental increase in the fair value of the warrants as a result of extending the expiration term.

During the six months ended June 30, 2006, holders of 130,000 Series M common stock warrants voluntarily elected to exercise their warrants, and 130,000 shares of our common stock were issued for proceeds of $74 thousand.

(9)           STOCKHOLDERS’ EQUITY

Treasury Stock — At December 31, 2005, we had no treasury stock outstanding. During the six months ended June 30, 2006, we repurchased 1,357,300 shares of our common stock in the open market at a cost of approximately $903 thousand pursuant to our repurchase program. At June 30, 2006, we held 1,357,300 shares of treasury stock, and approximately 6.2 million shares remain available for repurchase under our repurchase program.

The number of common and preferred shares and shares held in treasury at December 31, 2005 and during the six months ended June 30, 2006 are as follows:

	Number of Shares
Description	Preferred G1	Preferred G2	Preferred M	Common	Treasury
Balance at December 31, 2005	1,600	1,000	50,000	223,575,732	—
Issuances of common stock upon exercise of Series M common stock warrants	—	—	—	130,000	—
Treasury shares retired	—		—	(15)	—
Treasury shares purchased	—	—	—	—	(1,357,300)
Conversions of Series M Preferred	—	—	(6,000)	1,028,780	—
Issuance of preferred dividends	—		—	1,845	—

Balance as of June 30, 2006	1,600	1,000	44,000	224,736,342	(1,357,300)

(10)         SHARE-BASED COMPENSATION

During the fiscal quarter ended June 30, 2006, we removed Global’s operations from our consolidated condensed financial statements. See Note 2 — Investment in Global for further discussion. Global’s operations for the quarter ended March 31, 2006 prior to this deconsolidation remain included in our consolidated condensed financial statements. At December 31, 2005 and June 30, 2006, we had no outstanding stock options. The following stock option information relates solely to Global’s stock option plan at March 31, 2006.

Adoption of Statement of Financial Accounting Standard No. 123 (As Amended)

Effective January 1, 2006, we and our consolidated companies adopted SFAS No. 123 (R) using the modified prospective transition method.  In addition, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarterly period ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) resulted in a cumulative effect of a change in accounting principle on the consolidated condensed statement of operations ended March 31, 2006 for the amount of $868 thousand. This adjustment was recorded as an increase to Net loss. We did not recognize a tax benefit from the cumulative effect adjustment because Global, the only entity impacted by SFAS 123 (R), had net operating losses which will prevent any tax benefit from being received from any exercised options. In accordance with SFAS 123(R) tax benefits and/or credits to additional paid-in capital for any additional deduction would not be recognized until the deduction actually reduces the taxes payable.

Global Stock Options

At March 31, 2006, Global’s 2002 Stock Option Plan (the “Plan”) is authorized to grant shares for up to and/or equal to 15% of Global’s common stock outstanding on grant date, to its qualified and non-qualified employees and directors.  Under the Plan, all options granted expire in ten years, and vest and become fully exercisable at the end of three years of continued employment.  The Plan allows options to be exercised with written notification submitted to the secretary of Global. Within thirty days of receipt of notification Global, upon board approval, shall issue new shares to participant.  The Plan has had four different grant dates: January 31, 2002; August 30, 2002; December 3, 2004; and December 3, 2005.

In June 2005, four of our employees resigned their respective office positions of Global and were replaced with Global employees.  Global’s Board of Directors, acting under the discretionary provisions of the Plan, approved a resolution which resulted in the Global options granted to those four individuals to become fully vested.  In accordance with the terms of the Plan, as amended, the options granted to the four individuals expire on June 16, 2007.

In 2004 the Board of Directors of Global modified the Plan to include a cashless exercise feature, which changed the Plan from a fixed option plan to a variable option plan.  The cashless feature of the Plan classified the options as a liability award.  The liability award method required Global to account for the share-based payment arrangements as a liability on the consolidated condensed balance sheet according to SFAS 123(R).  Global was required to value each issuance of options at fair value on a quarterly basis and reflect any change in fair value as compensation expense on the consolidated condensed statement of operations.

Global opted to use the Black-Scholes option-pricing model to value its options on a quarterly basis and on the grant date of any options granted here within.  The Black-Scholes option-pricing model uses several criteria, some of which are known at time of valuation (strike price, market price, and risk-free rate) and some which require the use of assumptions such as the expected stock price volatility, the expected dividend rate, the expected pre-vesting forfeiture rate and the expected option term.  Global used an adjusted historical volatility based on the most recent years’ traded stock activity.  Global also used historical data to compute the expected pre-vesting forfeiture rate and the expected option term. The historical data was separated into groups of employees that have similar historical exercise behavior, to estimate the options expected term until exercised and/or forfeited.

For the quarters ending March 31, 2005 and March 31, 2006, the fair value assumptions used were estimated at the quarter-end dates using the Black-Scholes option-pricing method described above with the following criteria:

	For the Three Months Ended March 31,
	2005				2006
Date of grant(A)	Historical volatility	Expected option term	Risk-free interest rate	Fair value	Historical volatility	Expected option term	Risk-free interest rate	Fair value

Jan. 31, 2002	131.73%	4.44	4.33	£1.69	50.22%	3.44	4.83	£2.41
Aug. 30, 2002	131.73%	2.75	4.33	£1.59	50.22%	1.75	4.83	£2.33
Dec. 3, 2004	131.73%	3.68	4.50	£1.50	50.22%	2.86	4.86	£1.67
Dec. 3, 2005	—	—	—	£—	50.22%	3.01	4.86	£1.15

(A)         The expected dividend rate for all grants in both periods presented is 0%.

Pro-Forma Stock Compensation Expense for the prior year period ended March 31, 2005

Prior to the adoption of SFAS 123 (R), Global applied the intrinsic value method of accounting for stock options as prescribed by Accounting Principles Board (“APB”) 25. For the quarter ended March 31, 2005 Global recorded share-based compensation expense under the intrinsic value method of approximately $2.0 million in the consolidated condensed statement of operations which was attributable to Global options that vested during the period and to the increase in the Global share price during the period from December 31, 2004 to March 31, 2005. The following table represents the pro forma effect on net loss and net loss per share as if Global had applied the fair value-based method and recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except for per share amounts):

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

Pro-forma compensation expense under the previously issued SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma stock compensation expense presented above for the quarter ended March 31, 2005 under SFAS 123 and the stock compensation expense recognized during the current quarter ended March 31, 2006 for approximately $2.2 million under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results was not restated.

Stock options as of the quarter ended March 31, 2006

A summary of Global’s stock option activity, and related information for the quarter ended March 31, 2006 follows (in UK pounds sterling):

	For the quarter ended
	March 31, 2006
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (£000)

Outstanding-January 1, 2006	4,047,636	£0.84

Granted	—	£—
Exercised	(147,440)	£1.17
Forfeited	—	£—
Expired	—	£—

Outstanding-March 31, 2006	3,900,196	£0.83	6.6	£7,814

Exercisable-March 31, 2006	3,309,990	£0.53	5.2	£7,309

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

(11)         DERIVATIVE INSTRUMENTS

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

In September 2005, GEM purchased a crude oil floor contract with a strike price of $45.00 per barrel for a notional amount of 6,000 barrels per month over the period of the contract from January 1, 2006 to June 30, 2006.  GEM did not designate this derivative as a cash flow hedge under SFAS 133. During the six months ended June 30, 2006, approximately $21 thousand is included in Interest expense and other in the Consolidated Condensed Statement of Operations to reflect the change in fair market value of this crude oil floor contract. Such crude oil floor contract was settled at fair value in June 2006.

In September 2005, GEM purchased a natural gas floor contract with a strike price of $6.00 per MMBTU for a notional amount of 70,000 MMBTUs per month over the period of the contract from January 1, 2006 to June 30, 2006.  GEM did not designate this derivative as a cash flow hedge under SFAS 133. During the six months ended June 30, 2006, approximately $16 thousand is included in Interest expense and other in the Consolidated Condensed Statement of Operations to reflect the change in fair market value of this natural gas floor contract. Such natural gas floor contract was settled at fair value in June 2006.

In January 2006, GEM purchased a crude oil floor contract with a strike price of $45.00 per barrel for a notional amount of 6,000 barrels per month over a period of the contract from July 1, 2006 to December 31, 2006. GEM did not designate this derivative as a cash flow hedge under SFAS 133. At June 30, 2006, the contract had no market value and approximately $37 thousand is included in Interest expense and other in the Consolidated Condensed Statement of Operations to reflect the change in fair market value of this crude oil floor contract.

In April 2006, GEM purchased a natural gas floor contract with a strike price of $6.00 per MMBTU for a notional amount of 70,000 MMBTUs per month over the period of the contract from July 1, 2006 to December 31, 2006.  GEM did not designate this derivative as a cash flow hedge under SFAS 133. During the six months ended June 30, 2006, approximately $1 thousand is included in Interest expense and other in the Consolidated Condensed Statement of Operations to reflect the change in fair market value of this natural gas floor contract. This natural gas floor contract is included in Prepaid expenses and other current assets in the Consolidated Condensed Balance Sheet at June 30, 2006 with a fair market value of approximately $62 thousand.

Subsequently, in July 2006, GEM purchased a crude oil floor contract with a strike price of $50.00 per barrel for a notional amount of 6,000 barrels per month over a period of the contract from January 1, 2007 to June 30, 2007. GEM did not designate this derivative as a cash flow hedge under SFAS 133.

Neither we nor any of our consolidated companies holds any derivative instruments which are designated as either fair value hedges or foreign currency hedges. Settlements of GEM’s oil and gas commodity derivatives are based on the difference between fixed option prices and the New York Mercantile Exchange closing prices for each month during the life of the contracts. GEM monitors its crude oil and natural gas production prices compared to New York Mercantile Exchange prices to assure its commodity derivatives are effective hedges in mitigating its commodity price risk.

(12)         SEGMENT INFORMATION

At June 30, 2006, we divided our operations into two operating segments which are managed and evaluated as separate operations. GEM, our wholly-owned subsidiary, manages its domestic operations held through its other domestic wholly-owned subsidiaries. GEM’s operating segment currently relates to exploration, development, production and acquisition efforts in the United States. GEM operates primarily through traditional ownership of mineral interests in the various states in which it operates. GEM’s oil and gas production is sold to established purchasers and generally transported through existing and well-developed pipeline infrastructure.

Our second operating segment, (“HEC Corporate”), operates and manages our investments in GEM and Global. HEC Corporate also manages public company compliance and may seek to raise financing through the issuance of debt, equity and convertible debt instruments, if needed, for the utilization of acquisition and development opportunities as they arise.

For periods prior to April 1, 2006, we had a third operating segment that consisted of our investment in Global. At April 1, 2006, Global was removed from our consolidated financial statements (please see Note 2 — Investment in Global for further discussion.)

Our accounting policies for each of our operating segments are the same as those for our consolidated financial statements. There were no intersegment sales or transfers for the periods presented.  Revenues and expenses not directly identifiable with any segment, such as certain general and administrative expenses, are allocated by us based on various internal and external criteria including an assessment of the relative benefit to each segment.

Our financial information, expressed in thousands, for each of our operating segments for the periods ended June 30, 2005 and 2006 is as follows:

	For the Three Months Ended June 30, 2005
	HEC Corp	GEM	Global	Consolidated
Operating revenues	$—	$4,887	$6,581	$11,468
Interest and other income	47	17	11	75
Oil and gas operating expenses	—	(1,147)	(1,496)	(2,643)
General and administrative expenses	(763)	(666)	(1,026)	(2,455)
Depreciation, depletion , accretion and amortization	(55)	(1,712)	(1,608)	(3,375)
Gain on sale of subsidiary shares	20,344	—	—	20,344
Increase in Global warrant liability	(3,145)	—	(1,257)	(4,402)
Interest expense and other, net	(139)	(55)	284	90
Share based compensation	—	—	(2,448)	(2,448)
Income tax expense	—	—	(165)	(165)
Minority interest	234	—	—	234
Segment income from continuing operations	16,523	1,324	(1,124)	16,723
Capital expenditures	15	2,490	2,922	5,427
Total assets (excluding discontinued operations)	$24,771	$54,507	$40,780	$120,058

	For the Three Months Ended June 30, 2006
	HEC Corp	GEM	Consolidated
Operating revenues	$—	$5,306	$5,306
Interest and other income	381	16	397
Oil and gas operating expenses	—	(1,821)	(1,821)
General and administrative expenses	(841)	(360)	(1,201)
Depreciation, depletion, accretion and amortization	(16)	(2,569)	(2,585)
Interest expense and other, net	—	(38)	(38)
Segment income from continuing operations	(476)	534	58
Capital expenditures	103	3,322	3,425
Total assets (excluding discontinued operations)	$73,907	$59,099	$133,006

	For the Six Months Ended June 30, 2005
	HEC Corp	GEM	Global	Consolidated
Operating revenues	$—	$9,722	$9,103	$18,825
Interest and other income	81	27	29	137
Oil and gas operating expenses	—	(2,624)	(2,225)	(4,849)
General and administrative expenses	(1,521)	(1,145)	(1,711)	(4,377)
Depreciation, depletion , accretion and amortization	(82)	(3,486)	(2,491)	(6,059)
Gain on sale of subsidiary shares	20,344	—	—	20,344
Increase in Global warrant liability, net	(6,941)	—	(1,257)	(8,198)
Share based compensation	—	—	(4,468)	(4,468)
Interest expense and other, net	(226)	(97)	317	(6)
Income tax expense	(15)	—	(341)	(356)
Minority interest	521	—	—	521
Segment income from continuing operations	12,161	2,397	(3,044)	11,514
Capital expenditures	27	4,760	6,456	11,243
Total assets (excluding discontinued operations)	$24,771	$54,507	$40,780	$120,058

	For the Six Months Ended June 30, 2006(a)
	HEC Corp	GEM	Global(a)	Consolidated
Operating revenues	$—	$11,052	$3,743	$14,795
Interest and other income	678	37	54	769
Oil and gas operating expenses	—	(3,773)	(1,260)	(5,033)
General and administrative expenses	(1,702)	(1,237)	(1,189)	(4,128)
Depreciation, depletion, accretion and amortization	(36)	(4,935)	(1,062)	(6,033)
Interest expense and other, net	—	(76)	(326)	(402)
Share based compensation	—	—	(2,184)	(2,184)
Income tax expense	—	—	(187)	(187)
Minority interest	2,175	—	—	2,175
Cumulative effect of a change in accounting principle	—	—	(868)	(868)
Segment income from continuing operations	1,115	1,068	(3,279)	(1,096)
Capital expenditures	119	4,784	7,158	12,061
Total assets (excluding discontinued operations)	$73,907	$59,099	$—	$133,006

(a)             During the fiscal quarter ended June 30, 2006, we removed Global’s operations from our consolidated condensed financial statements. See Note 2 — Investment in Global for further discussion. Global’s operations for the quarter ended March 31, 2006 prior to this deconsolidation remain included in our consolidated condensed financial statements.

(13)         EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30, 2005 and 2006 (in thousands, except per share data):

	For the six months ended June 30, 2006			For the six months ended June 30, 2005
	Net loss attributed to common stock (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount	Net income attributed to common stock (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Basic EPS:
Income (loss) from continuing ops before cumulative effect	$(1,500)	223,404	$(0.01)	$11,123	218,444	$0.05
Effect of dilutive securities
Preferred stock(A)	$—	—		$419	26,912
Diluted earnings per share	$(1,500)	$223,404	$(0.01)	$11,542	245,356	$0.05

	For the three months ended June 30, 2006			For the three months ended June 30, 2005
	Net loss attributed to common stock (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount	Net income attributed to common stock (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Basic EPS:
Income (loss) from continuing ops before cumulative effect	$(10)	223,251	$(0.00)	$16,726	218,573	$0.08
Effect of dilutive securities
Preferred stock(A)	$—	—		$361	30,164
Diluted earnings per share	$(10)	$223,251	$(0.00)	$17,087	248,737	$0.07

(A)         Represents the dividend liability accrued on our Preferred Stock during the three month and six month periods ended June 30, 2005. The dividend liability has been treated as an increase to income attributed to common stock as such dividends would not have been incurred had these securities been converted by the holder.

Not included in the calculation for diluted earnings per share for the three month and six month periods ended June 30, 2006 were our Series G1, G2 and M Preferred Stock as well as our Series L and M Warrants as their effect would have been anti-dilutive.

At June 30, 2006, if our remaining convertible preferred stock and common stock purchase warrants were exercised and/or converted, we would be required to issue the following amounts of our common stock:

Instrument	Conversion / Exercise Price(a)	Shares of Common Stock Issuable at June 30, 2006
Series M Preferred	$0.59	7,457,627
Series G1 Preferred	$12.50	12,800
Series G2 Preferred	$3.00	33,333
Series L Warrants	$0.67	3,182,836
Series M Warrants	$0.57	4,255,965
Common Stock Potentially Issued Upon Conversion / Exercise		14,942,561

(a)             Certain conversion and exercise prices are subject to adjustment under certain circumstances

(14)         COMMITMENTS AND CONTINGENCIES

Operating Leases — We lease our corporate and certain other office space. Future minimum rental payments required under all leases that have initial or remaining noncancellable lease terms in excess of one year as of June  30, 2006, are as follows (in thousands):

Year	Amount
Remainder of 2006	$173
2007	346
2008	275
2009	241
2010	242
Thereafter	262
Total minimum payments required	$1,539

Operational Contingencies — The exploration, development and production of oil and gas are subject to various, federal and state laws and regulations designed to protect the environment. Compliance with these regulations is part of our day-to-day operating procedures. Infrequently, accidental discharge of such materials as oil, natural gas or drilling fluids can occur and such accidents can require material expenditures to correct. We maintain levels of insurance we believe to be customary in the industry to limit our financial exposure. Management is unaware of any material capital expenditures required for environmental control during the next fiscal year.

We provide for reserves related to contingencies when a loss is probable and the amount is reasonably estimable. From time to time we are involved in various lawsuits and other contingencies, which in our opinion, will not result in a material adverse effect upon our financial condition or operations taken as a whole.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

The following discussion is intended to assist you in understanding our business and the results of our operations.  It should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2005. Certain statements made in our discussion may be forward-looking. Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. These risks, uncertainties, and other factors include, among others, the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission, as well as other risks described in this Quarterly Report.  Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing Harken Energy Corporation and its consolidated companies on a consolidated basis.

OVERVIEW

We are an independent oil and gas exploration, exploitation, development and production company who seeks to invest in energy-based growth opportunities. Our oil and gas operations are conducted through our wholly-owned subsidiary, Gulf Energy Management Company (“GEM”). GEM’s operations consist of exploration, exploitation, development, production and acquisition efforts in the United States, principally in the onshore and offshore Gulf Coast regions of South Texas and Louisiana through our ownership of approximately 34% of Global’s ordinary shares which we account for as a cost method investment. Global has exploration, development and production activities in Colombia and exploration activities in Panama and Peru.

Our revenues are primarily derived from production from GEM’s oil and gas properties. Approximately 50% of GEM’s natural gas and crude oil production comes from GEM operated properties all located in the United States. Our revenues are a function of the oil and gas volumes produced and the prevailing commodity price at the time of production, and certain quality and transportation discounts. The commodity prices for crude oil and natural gas as well as the timing of production volumes have a significant impact on our operating income.  From time-to-time, GEM enters into hedging contracts to achieve more predictable cash flows and to reduce exposure to declines in market prices. During the six months ended June 30, 2006, GEM’s oil and gas revenues were comprised of approximately 44% oil sales and 56% natural gas sales. Substantially all of GEM’s production is concentrated in five oil and gas fields along the onshore and offshore Texas and Louisiana Gulf Coast.

DECONSOLIDATION OF GLOBAL

At December 31, 2005 and June 30, 2006, we owned approximately 34% of Global’s ordinary shares. During the first quarter of 2006, Lyford Investments Enterprises Ltd. (“Lyford”) owned 17.01% of the ordinary shares of Global and also beneficially owned approximately 30% of the combined voting power of our common stock. Lyford’s representative, Alan Quasha, is the Chairman of our Board of Directors. During the first quarter of 2006, our direct equity interest of 33.67% combined with Lyford’s 17.01% equity interest in Global and the previous sharing of certain management and administrative functions between Global and us, were deemed to provide us with the legal power to control the operating policies and procedures of Global as of March 31, 2006, which required us to consolidate the operations of Global as of such date.

In April 2006, Global advised us that Lyford had sold a portion of its equity interest in Global, reducing Lyford ownership to 15.89% of the ordinary shares of Global such that our direct equity interest in Global combined with Lyford’s direct equity interest in Global was reduced to less than 50% of Global’s outstanding voting securities.  Based upon this reduction in ownership and the elimination of shared management and administrative functions between us and Global, we have determined that we no longer have the legal power to control the operating policies and procedures of Global and that we are required to deconsolidate Global from our consolidated financial statements during the fiscal quarter ending June 30, 2006. Under US GAAP, we are required to reflect this deconsolidation prospectively, and, accordingly, we have not restated prior year amounts. As a result of this treatment, Global’s operations for the quarter ended March 31, 2006 are still included in our consolidated condensed financial statements at June 30, 2006.

Based upon our ownership percentage at June 30, 2006 of approximately 34% of Global’s outstanding common shares, we normally would treat our ownership of Global as an equity method investment if we had the ability to exercise significant influence over Global. However, there are certain information requirements needed from Global to permit us to comply with the requirements of the equity method.  Global’s common shares are listed on the AIM Market of the London Stock Exchange, and under AIM guidelines, Global publicly reports its financial results on a semi-annual basis (June 30 and December 31) in conformity with accounting principles generally accepted in the United Kingdom (“UK GAAP”). To comply with the requirements of the equity method, we require adequate financial information from Global in order to conform Global’s UK GAAP financial statements to accounting principles generally accepted in the United States on a quarterly basis. We have made formal written requests to Global to provide us the needed financial information to apply the equity method, but Global has refused to provide to us this information, citing foreign exchange restrictions against providing more financial information than is available to their other shareholders.

As reflected in Global’s public announcements and filings, Global’s board of directors was recently expanded to six members.  One of the new directors, a member of the House of Lords of the United Kingdom, now heads Global’s audit committee and has taken an active role in the oversight of the committee’s functions and obligations with respect to restrictions imposed on Global regarding the disclosure of nonpublic information.  As a result, and due to Global’s continued refusal to provide the financial information required for us to treat Global as an equity method investment, we have concluded that we do not have the ability to exercise significant influence over Global and cannot comply with the requirements of the equity method.  Therefore beginning April 1, 2006, we are accounting for our Global shares as an available-for-sale cost method investment.  We will recognize only dividend income beginning April 1, 2006, and our investment in Global will be adjusted to fair value every quarterly period with an offset to other comprehensive income in stockholders’ equity.

The deconsolidation of Global from our financial statements as of April 1, 2006 resulted in an adjusted carrying value of our investment in Global of $9.8 million which was then adjusted to market value on that same date. At April 1, 2006, our investment in Global of $58.5 million was equal to the market value of our 11.9 million shares of Global’s common stock based on Global’s closing share price of £2.83 (U.K. pounds sterling). The unrealized gain on investment of $48.8 million was recorded to other comprehensive income in stockholders’ equity at April 1, 2006.

At June 30, 2006, our investment in Global of $42 million was equal to the market value of our 11.9 million shares of Global’s common stock based on Global’s closing share price of £1.91. The foreign currency exchange rate changed from 1.74 U.S. dollars per U.K. pounds sterling at April 1, 2006 to 1.85 U.S. dollars per U.K. pounds sterling at June 30, 2006. The foreign currency translation adjustment of $3.8 million and the unrealized loss on investment of $20.3 million for these subsequent changes in market value  are recorded to other comprehensive income in stockholders’ equity at June 30, 2006. At June 30, 2006, our total unrealized gain on Global shares recorded to other comprehensive income in stockholders equity was $28.4 million.

Pro Forma Information — The following unaudited pro forma combined condensed balance sheet at December 31, 2005 along with the pro forma combined condensed statement of operations for the three months ended June 30, 2005 and the six months ended June 30, 2005 and 2006 gives effect to the deconsolidation of Global’s operations as if it had been effective for all periods presented.  The combined condensed balance sheet at June 30, 2006 and the combined condensed statement of operations for the three months ended June 30, 2006 are presented as reported.  The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of future operating results.

To arrive at our pro forma combined condensed balance sheet at December 31, 2005, we removed Global’s historical balance sheet at its previously-reported values and made an adjustment to the Investment in Global and Stockholders’ Equity to reflect our investment in Global at its fair market value based on its December 31, 2005 stock price and the foreign currency conversion factor as of December 31, 2005.

To arrive at our pro forma combined condensed statement of operations for each period presented, we removed Global’s historical results of operations at their previously-reported values and adjusted the Gain on Sale of Global shares to the gain which would have been reported if Global was a cost-method investment at the time.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

PRO FORMA CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited, in thousands)

	December 31,	June 30,
	2005	2006
Assets

Current Assets:
Cash and temporary investments	$14,269	$13,318
Short term investments	15,000	19,976
Accounts receivable, net	6,566	5,654
Assets of discontinued operations	8,904	168
Prepaid expenses and other current assets	1,060	802
Total Current Assets	45,799	39,918

Property and Equipment, net	50,189	50,132
Investment in Global	50,186	42,005
Other Assets, net	1,580	1,119
	$147,754	$133,174

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade payables	$4,267	$2,055
Accrued liabilities and other	3,801	2,060
Liabilities of discontinued operations	53	168
Revenues and royalties payable	2,521	1,882
Total Current Liabilities	10,642	6,165

Asset retirement obligation	5,502	5,762
Total Liabilities	16,144	11,927

Stockholders’ Equity	131,610	121,247
	$147,754	$133,174

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except for share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006

Revenues and other:
Oil and gas operations	$4,887	$5,306	$9,722	$11,052
Interest and other income	71	397	134	715
	4,958	5,703	9,856	11,767
Costs and Expenses:
Oil and gas operating expenses	1,147	1,821	2,624	3,773
General and administrative expenses	1,519	1,201	2,848	2,939
Depreciation, depletion and amortization	1,654	2,492	3,369	4,780
Increase in Global warrant liability	4,299	—	7,847	—
Accretion expense	83	93	166	183
Interest expense and other	194	38	323	76
	8,896	5,645	17,177	11,751
Gain on sale of Global shares(A)	16,926	—	16,926	—
Net income before income taxes	$12,988	$58	$9,605	$16
Income tax expense	—	—	15	—
Net income from continuing operations	$12,988	$58	$9,590	$16
Loss from discontinued operations, net of taxes	(1,035)	(604)	(2,042)	(1,220)
Net income/(loss)	$11,953	$(546)	$7,548	$(1,204)
Accrual of dividends related to preferred stock	(299)	(50)	(603)	(107)
Modification of preferred stock and common stock warrants	302	(18)	212	(1,165)
Net income/(loss) attributed to common stock	$11,956	$(614)	$7,157	$(2,476)
Basic net income/(loss) per common share:
Net income/(loss) per common share	$0.05	$(0.00)	$0.03	$(0.01)
Weighted average common shares outstanding	218,573,229	223,250,896	218,443,670	223,403,684
Diluted income/(loss) per common share:
Net income/(loss) per common share	$0.05	$(0.00)	$0.03	$(0.01)
Weighted average common shares outstanding	248,736,991	223,250,896	245,356,273	223,403,684

(A)         Calculated under cost-method accounting.

GEM’S OPERATIONS:

As of August 8, 2006, GEM’s net domestic production rate was at approximately 8.1 million cubic feet equivalent of natural gas per day. During the six months ended June 30, 2006, GEM has been actively participating in the development of its oil and gas assets increasing its net domestic production rate from approximately 5.7 million cubic feet equivalent at December 31, 2005 to its current levels. The following field data updates the status of GEM’s operation:

Lake Raccourci Field, Lafourche Parish — Louisiana

GEM holds an average 40% operated working interest in each of its Lake Raccourci wells. Gross production for this field is approximately 8.4 million cubic feet equivalent of natural gas per day. The State Lease 14589 #2 well was successfully recompleted in July 2006 and is currently producing 5.4 million gross cubic feet equivalent of natural gas per day. This recompletion has increased gross field production from 2.8 to 8.4 million cubic feet equivalent of natural gas per day. GEM is presently seeking industry partners to drill a field extension well.

Point-au-Fer Field, Terrebonne Parish — Louisiana

GEM owns a 12.5% non-operated working interest in this approximate 56 square miles area.  GEM participated in the drilling of two wells in this field during the six months ended June 30, 2006.  The first well is now producing at about 2.75 million gross cubic feet equivalent of natural gas per day.  The second well has been logged and cased. A completion rig is anticipated in the fourth quarter of 2006.

During the same period, one workover and recompletion of an existing well was successfully executed, and the well is producing at approximately 1.1 million gross cubic feet equivalent of natural gas per day. A second workover on an additional existing well is planned for the third quarter of 2006. Several prospects have been identified in the area, and GEM expects to have additional drilling and workover activity in this area during 2006.

Main Pass, Plaquemines Parish — Louisiana

Production has been increased to approximately 475 gross barrels of oil per day (bopd). GEM has a 90% interest in Main Pass and is the field operator.  During the third quarter of 2005, GEM completed a major overhaul and rebuild of an additional compressor for the field.  Repair work on a second rental compressor damaged by the hurricane was completed in 2006. With both compressors operational, GEM plans to add additional wells to the gas lift cycle. During the second quarter of 2006, GEM has experienced intermittent problems operating both compressors in spite of the recently completed repairs, but, expects gross production for the field to reach approximately 500 bopd after additional wells are gas lifted. GEM continues its geological and geophysical study in the area, utilizing its license to 21 square miles of 3D seismic data, covering the area held by production leases.

Allen Ranch Field, Colorado County — Texas

GEM owns an 11.25% non-operated working interest in this area.  The initial well, the Hancock Gas Unit # 1, was productive in four sands and has increased its production from 2.5 million to approximately 5.0 million gross cubic feet equivalent of natural gas per day.  A second well, the Hancock Gas Unit #2, was drilled and logged as productive in the same four sands as the Hancock Gas Unit # 1 well and two deeper zones were also logged as productive. During 2006, the deeper of the two zones has been fracture stimulated and produced about 5.0 million cubic feet equivalent of natural gas per day. This zone has now been shut-in to test the other productive zone in the well bore.

During the second quarter of 2006, the second zone of the Hancock Gas Unit #2 has been perforated, fracture stimulated, and tested at commercial rates.  Two other zones have now been fracture stimulated and tested. Once testing is completed, a temporary bridge plug will be removed and the various horizons commingled for long-term production. Stabilized production rates should be established during the fourth quarter of 2006.

Branville Bay Field, Plaquemines Parish — Louisiana

During the second quarter of 2006, this non-operated property has been returned to pre-hurricane production rates of about 2.9 million gross cubic feet equivalent of natural gas per day.  GEM has a non-operated working interest of 12.5% in this area.

Point-a-la-Hache Field, Plaquemines Parish — Louisiana

During the second quarter of 2006, repairs to the production barge at this field were completed, however the current producing zone subsequently watered out. GEM recompleted this well in late July 2006, and the well has now currently been averaging 1.6 million gross cubic feet equivalent of natural gas per day. GEM maintains a 25% operated working interest in the area.

Lapeyrouse Field, Terrebonne Parish — Louisiana

GEM holds an average non-operated working interest of 8.2% in eight wells in this field. During the six months ended June 30, 2006, GEM has participated in two workovers in the field.  Current gross field production is about 23.5 million cubic feet equivalent of natural gas per day.  Also in 2006, GEM participated in the drilling of their ninth well in this field, and this well has been recompleted to the next productive sand and is producing about 3 million cubic feet equivalent of gross natural gas per day. GEM holds an approximately 39% operated working interest in this ninth well.

Coalbed Methane Prospects — Indiana and Ohio

Indiana Prospect

In 2005, after the submission of a Phase I core evaluation report by the technical consultant, GEM elected to proceed and fund pilot well drilling under Phase II of the agreement. GEM is experiencing limited availability of needed equipment in order to move forward with the pilot program.  However, GEM still expects the drilling of the pilot wells to occur during the third quarter of 2006.

Ohio Cumberland Prospect

Core samples from the Ohio CBM prospect are being analyzed for gas content, gas composition and characteristics of the coal.  Depending on final results and availability of equipment, GEM may elect to schedule drilling of pilot wells on its Ohio CBM prospect area during 2006.

CAPITAL STRUCTURE

Effect of Equity Instruments on Dilution

As of June 30, 2006, we had cash and short term investments of $33 million and working capital of $34 million. We had approximately $121 million in shareholders’ equity at June 30, 2006.

At June 30, 2006, if our remaining convertible preferred stock and common stock purchase warrants were exercised and/or converted, we would be required to issue the following amounts of our common stock:

Instrument	Conversion / Exercise Price(a)	Shares of Common Stock Issuable at June 30, 2006
Series M Preferred	$0.59	7,457,627
Series G1 Preferred	$12.50	12,800
Series G2 Preferred	$3.00	33,333
Series L Warrants	$0.67	3,182,836
Series M Warrants	$0.57	4,255,965
Common Stock Potentially Issued Upon Conversion / Exercise		14,942,561

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

As of June 30, 2006, Harken owned less than a majority of the common shares of Global and did not possess the legal power to direct the operating policies and procedures of Global through our direct ownership, combined with the 15.46% ownership by Lyford in Global shares. In addition, Harken has concluded that

Global was not a VIE at June 30, 2006 as contemplated by FIN 46(R). During the six months ended June 30, 2006, we had an investment in a VIE named IBA, which we consolidated in accordance with FIN 46(R). During the fiscal quarter ended June 30, 2006, we determined to account for IBA as a discontinued operation. See Note 4 — “Discontinued Operations” in the notes to the Consolidated Condensed Financial Statements for information regarding IBA.

STOCK-BASED COMPENSATION

During the fiscal quarter ended June 30, 2006, we removed Global’s operations from our consolidated condensed financial statements. See Note 2 — Investment in Global for further discussion. Global’s operations for the quarter ended March 31, 2006 prior to this deconsolidation remain included in our consolidated condensed financial statements. At December 31, 2005 and June 30, 2006, we have no outstanding stock options. The following stock option information relates solely to Global’s stock option plan at March 31, 2006.

Adoption of Statement of Financial Accounting Standard No. 123 (As Amended)

Effective January 1, 2006, Global adopted SFAS No. 123 (as amended) “Accounting for Share-Based Compensation” (“SFAS 123(R)”) using the modified prospective transition method.  In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC.  Under the modified prospective transition method, compensation cost recognized in the quarterly period ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) resulted in an adjustment for cumulative effect in change in accounting principles on the consolidated condensed statement of operations ended June 30, 2006 for the amount of $868 thousand. This adjustment was recorded as a decrease to Net Income.  The Company did not recognize a tax benefit from the cumulative effect adjustment because Global, the only entity impacted by SFAS 123 (R), currently has net operating losses that will prevent any tax benefit being received from any exercised options. In accordance with SFAS 123(R) the company will not recognize the tax benefits and/or credits to additional paid-in capital for any additional deduction until the deduction actually reduces the taxes payable.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 133 and 140.” This Statement provides new accounting guidance for embedded derivatives and other issues. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently assessing the effect of SFAS No. 155 on its financial statements.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R).” FSP FIN 46(R)-6 provides further accounting guidance in assessing whether an entity is subject to the accounting requirements of FIN 46(R). FSP FIN 46(R)-6 is effective for all entities with which an enterprise becomes involved and all existing entities when a reconsideration event has occurred, in each case, at the beginning of the first reporting period that starts after June 15, 2006. We are currently assessing the effect of FIN 46(R)-6 on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority.  The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In May 2006, the Governor of Texas signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component.  Specifically, we will be subject to a new entity level tax beginning in 2008 on the portion of our total revenue (as that term is defined in the legislation) that is generated in Texas beginning in our tax year ending December 31, 2007. Specifically, the Texas margin tax will be imposed at a maximum effective rate of 0.7% of our total revenue that is apportioned to Texas.  We are currently evaluating what impact (if any) this new tax law will have on our income tax expense and deferred tax assets (which are currently fully reserved).

PRO FORMA RESULTS OF OPERATIONS

For the purposes of discussion and analysis, we are presenting a summary of our pro forma consolidated condensed results of operations followed by more detailed discussion and analysis of our operating results.  The pro forma results are representative of what our earnings would have been if Global were deconsolidated from our condensed results of operations for all periods presented.

Pro forma Consolidated Condensed Statement of Operations Comparisons

The primary components of our pro forma net income from continuing operations for the periods ended June 30, 2006 compared to the pro forma net income from continuing operations for the periods ended June 30, 2005 are as follows (in thousands, except per-share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Oil and gas operating profit(1)	$3,740	$3,485	$7,098	$7,279
Gas sales revenues	$2,708	$2,446	$5,354	$6,149
Gas production (mcf)	365,029	405,714	760,928	817,946
Gas price per mcf	$7.42	$6.03	$7.04	$7.52
Oil sales revenues	$2,179	$2,860	$4,368	$4,903
Oil production (bbls)	43,258	42,159	88,796	76,150
Oil price per bbl	$50.37	$67.84	$49.19	$64.39
Interest income	$66	$379	$128	$696
Other revenues, net	$5	$18	$6	$19
General and administrative expenses, net	$1,519	$1,201	$2,848	$2,939
Depreciation, depletion and amortization	$1,654	$2,492	$3,369	$4,780
Increase in Global warrant liability	$4,299	$—	$7,847	$—
Accretion expense	$83	$93	$166	$183
Interest expense and other, net	$194	$38	$323	$76
Gain from sale of Global shares	$16,926	$—	$16,926	$—
Income tax expense	$—	$—	$15	$—
Net income (loss) from continuing operations	$12,988	$58	$9,590	$16
Net income (loss) from continuing operations attributed to common stock	$12,991	$(10)	$9,199	$(1,256)
Net income (loss) per common share:
Basic	$0.06	$—	$0.04	$(0.01)
Diluted	$0.05	$—	$0.04	$(0.01)

(1)             GEM’s operating profit is calculated as oil and gas revenues less oil and gas operating expenses

The following is our discussion and analysis of significant components of our continuing operations which have affected our pro forma earnings and balance sheet during the periods included in the accompanying consolidated condensed financial statements.

For the quarter ended June 30, 2006 compared with the corresponding prior year period.

GEM Operating Results:

GEM’s oil and gas revenues are generated from the operations in the onshore and offshore areas of the Texas and Louisiana Gulf Coast. During the second quarter of 2006, GEM’s oil and gas revenues increased 9% to approximately $5.3 million compared to $4.9 million for the prior year period primarily due to an increase in average oil prices received as compared to the prior year period.

GEM’s natural gas revenue decreased 10% to approximately $2.4 million during the second quarter 2006 as compared to $2.7 million during the second quarter 2005 due to the $1.39 decrease in average gas prices received on sales from the second quarter 2005 compared to the second quarter 2006. Although natural gas volumes increased 11% from 365,000 mcf for the second quarter 2005 to 406,000 mcf for the second quarter 2006, the prices realized for natural gas sales fell from $7.42 to $6.03 during the 2006 period. The volume increase was attributed to new or improved production at Allen Ranch and Lapeyrouse fields.

GEM’s oil revenues increased 31% to approximately $2.9 million during the second quarter 2006 from approximately $2.2 million during the second quarter 2005. GEM experienced a 3% decrease in oil production principally associated with Chandeleur Sound and Port Arthur production in second quarter 2006 not being fully recovered to pre-storm levels following the hurricanes of 2005. Mitigating the decrease in oil production was an increase in oil prices received of 35% which averaged $67.84 per barrel compared to $50.37 per barrel in the prior year period.

GEM’s oil and gas operating expense increased 58.8% to approximately $1.8 million during the second quarter of 2006 compared to approximately $1.1 million during the second quarter 2005 primarily due to increases in the cost of insurance, continuing repair costs related to storms of 2005, demand-driven price increases for oilfield services and equipment associated with increased oilfield activity (particularly in offshore Louisiana due to ongoing hurricane repairs), as well as remedial workovers performed in the normal course of business.

Interest and Other Income, net

Interest income increased from $66 thousand during the 2005 period up to $379 thousand during the 2006 period, primarily due to higher cash and marketable securities balances maintained during the second quarter of 2006 compared to the second quarter of 2005. The higher cash and marketable securities balances were due to $19.7 million in prior year sales of Global shares during June 2005 as well as from IBA’s $7.5 million partial redemption of our preferred stock holdings in their company during 2006.

Other Costs and Expenses

General and administrative expenses decreased to $1.2 million during second quarter 2006 as compared to $1.5 million for second quarter 2005 due primarily to lower public company regulatory costs during the second quarter 2006 as compared to the prior year period.

Depreciation and amortization expense increased significantly during second quarter 2006 when compared to second quarter 2005 due to increased depletion rates for GEM due to higher anticipated future development costs and the decrease in their oil and gas reserve volumes. Depletion on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

Interest and other expenses decreased 80% during the second quarter of 2006 compared to the prior year period due primarily to interest expense incurred during the prior year period on our outstanding notes which were paid in full during 2005. We had no debt outstanding during 2006.

Global Warrant Liability

During the second quarter of 2005, we recognized a loss of $4.3 million due to the increase in the fair value of the Global Warrants we issued to Lyford. All Global Warrants held by Lyford were exercised during 2005; as a result we had no similar adjustments during 2006.

Accrual of Dividends related to Preferred Stock

All of our preferred stock issuances require us to accrue dividends.  Dividends related to all of our preferred stock issuances are cumulative and may be paid in cash or common stock, at our option.  We accrue the dividends at their cash liquidation value and reflect the accrual of dividends as a reduction in earnings to arrive at net income (loss) attributable to common shareholders.  Accruals of dividends related to preferred stock for the three month periods ended June 30, 2005 and 2006 are as follows:

	Three Months Ended June 30,
	2005	2006
Series G1	$28,000	$3,000
Series G2	4,000	2,000
Series G4	155,000	—
Series J	62,000	—
Series M	50,000	45,000
Total	$299,000	$50,000

Payment of Preferred Stock Dividends

During the second quarter 2006, we recorded a charge totaling $18 thousand related to our payments of preferred stock dividends as an increase to Net loss to arrive at Net loss attributable to common shareholders in the Consolidated Condensed Statement of Operations for the period ended June 30, 2006.

For the six months ended June 30, 2006 compared with the corresponding prior year period.

GEM Operating Results:

During the first six months of 2006, GEM’s oil and gas revenues increased 14% to approximately $11.1 million compared to $9.7 million for the prior year period primarily due to an increase in average oil and gas commodity prices received as compared to the prior year period.

GEM’s natural gas revenue increased 15% to approximately $6.1 million during the first six months of 2006 as compared to $5.4 million during the comparable period of 2005 primarily due to the $0.48 increase in average gas prices. Also, natural gas volumes increased 7% from 761,000 mcf for the first six months of 2005 to 818,000 mcf for the same period during 2006. This volume increase was attributed to new or improved production at Allen Ranch and Lapeyrouse field.

GEM’s oil revenues increased 12% to approximately $4.9 million during the 2006 period from approximately $4.4 million during the 2005 period primarily due to an increase in oil prices received of 31% which averaged $64.39 per barrel compared to $49.19 per barrel in the prior year period. Partially offsetting this increase in oil revenues was a 14% decrease in oil production volumes in the 2006 period as compared to the prior year period due principally to Main Pass, Chandeleur Sound and Port Arthur production not being fully restored to pre-storm levels following the hurricanes which occurred late in 2005.

GEM’s oil and gas operating expense increased 44% to approximately $3.8 million during the first six months of 2006 compared to approximately $2.6 million during the 2005 period primarily due to the cost of insurance, continuing repair costs related to storms of 2005, remedial workovers performed in several fields and demand-driven price increases for oilfield services and equipment associated with increased oilfield activity (particularly in offshore Louisiana due to ongoing hurricane repairs.)

Interest and Other Income, net

Interest income increased from $128 thousand to $696 thousand primarily due to higher cash and marketable securities balances maintained during the first six months of 2006 compared to the first six months of 2005. The higher cash and marketable securities balances were due to $19.7 million in prior year sales of Global shares during June 2005 as well as from IBA’s $7.5 million partial redemption of our preferred stock holdings in their company during 2006.

Other Costs and Expenses

General and administrative expenses increased slightly to $2.9 million during first six months of 2006 as compared to $2.8 million for the 2005 period due primarily to higher employee-related costs mostly offset by decreases in professional fees as well as lower public company regulatory costs.

Depreciation and amortization expense increased significantly during the first six months of 2006 compared to the 2005 period due to increased depletion rates for GEM due to higher anticipated future development costs and the decrease in their oil and gas reserve volumes. Depletion on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

Interest and other expense decreased 76% during the first six months of 2006 compared to the prior year period due primarily to interest expense incurred during the prior year on our outstanding notes which were paid in full during 2005. We had no outstanding debt during 2006.

Global Warrant Liability

During the first six months of 2005, we recognized a loss of $7.8 million for the increase in the fair value of the Global Warrants held by Lyford. All Global Warrants held by Lyford were exercised during 2005; as a result we had no similar adjustments during the 2006 period.

Accrual of Dividends related to Preferred Stock

All of our preferred stock issuances require us to accrue dividends.  Dividends related to all of our preferred stock issuances are cumulative and may be paid in cash or common stock, at our option.  We accrue the dividends at their cash liquidation value and reflect the accrual of dividends as a reduction in earnings to arrive at net loss attributable to common shareholders.  Accruals of dividends related to preferred stock for the six month periods ended June 30, 2005 and 2006 are as follows:

	Six Months Ended June 30,
	2005	2006
Series G1	$56,000	$7,000
Series G2	9,000	5,000
Series G4	310,000	—
Series J	125,000	—
Series L	3,000	—
Series M	100,000	95,000
Total	$603,000	$107,000

Modification of Preferred Stock and Common Stock Warrants

During the first quarter 2006, as a result of renegotiated terms of the Series M Preferred and common stock warrants held by holders of our Series M Preferred and Series L Preferred, we recorded a charge totaling $1.1 million as a Modification of preferred stock and common stock warrants as an increase to Net loss to arrive at Net loss attributable to common shareholders in the Consolidated Condensed Statement of Operations for the period ended June 30, 2006. We also recorded $18 thousand during the 2006 period as a reduction in earnings related to the June 2006 dividend payments on our G1, G2 and M series of Preferred Stock. See Note 8 - “Redeemable Preferred Stock and Common Stock Warrants” in the Notes to Consolidated Condensed Financial Statements contained in Part I, Item 1 for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Pro-Forma Financial Condition

(Thousands of dollars)	December 31, 2005	June 30, 2006
	(Pro forma)	(unaudited)
Current ratio	4.30 to 1	6.47 to 1
Working capital	$35,157	$33,753
Total debt	$—	$—-
Total cash and short term investments less debt	$29,269	$33,294
Stockholders’ equity	$131,610	$121,247
Total liabilities to equity	0.12 to 1	0.10 to 1

Working capital is the difference between current assets and current liabilities.

We may continue to seek to raise additional financing through the issuance of debt, equity and convertible debt instruments, and/or the sale of shares in Global, if needed, for utilization for acquisition, development or investment opportunities as they arise. We may reduce our ownership interest in Global’s common shares through strategic sales under certain conditions.

Cash Flows

Net cash flow provided by operating activities in the first six months of 2006 was $612 thousand, as compared to $4.5 million in first six months of 2005. Although cash flow from operations decreased during the first six months of 2006 when combined with the same period of the prior year, the 2006 operating cash flows contained a $5 million reclass out of cash into short-term investments, while the prior year had no similar transactions. Our cash and short-term investments on hand at June 30, 2006 totaled approximately $33 million.

Net cash used in financing activities during first six months of 2006 totaled approximately $949 thousand due primarily to the purchase of approximately 1.4 million shares of our common stock. Net cash used in investing activities during the first six months of 2006 totaled approximately $8.8 million and was primarily comprised of approximately $12.0 million in capital expenditures, $4.3 million in cash balances removed due to the deconsolidation of Global partially offset by approximately $7.5 million received from the redemption of our IBA preferred stock in January 2006.

Obligations and Commitments

GEM Capital Commitments — GEM’s 2006 capital expenditure budget includes efforts to increase its oil and gas reserves and coalbed methane prospects through acquisition, exploitation and development drilling activities. As of June 30, 2006, GEM has expended approximately $4.7 million of capital expenditures. The majority of these capital expenditures were associated with development drilling and completion at Point-au-Fer field, Lapeyrouse field, Allen Ranch field, workovers at Main Pass, Lake Raccourci and Lapeyrouse fields, as well as continuing additions associated with our coalbed methane projects. We anticipate GEM’s remaining capital expenditures could total approximately $12 million for the remainder of 2006. These remaining budgeted capital expenditures are focused primarily on GEM’s holdings in the onshore and offshore Gulf Coast regions of Texas and Louisiana as well as the phased delineation, pilot and development program for its coalbed methane prospects. GEM expects to fund the budgeted 2006 capital expenditures with available cash on hand and through projected cash flow from operations in 2006. Possible weakening commodity prices, a decline in drilling success or substantial delays on bringing on production from wells drilled could cause reduced projected 2006 expenditures.  However, GEM’s planned capital expenditures for 2006 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in GEM losing certain prospect acreage or reducing its interest in future development projects

Investment Activities - We have recently determined to start a new operating segment which will be engaged in the active management of investments in energy industry securities traded on domestic and international securities exchanges.  Although we have no present material commitments, we expect to fund this new trading segment with up to $20 million of initial capital.  We expect that this new segment will become operational during the third quarter of 2006.

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

We recognize the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. At June 30, 2006, GEM’s asset retirement obligation liability totaled approximately $5.8 million.

We are currently involved in various lawsuits and other contingencies, which in our opinion, will not result in a material adverse effect upon our financial condition or operations taken as a whole.

In addition to the above commitments, during 2006 and afterward, government authorities under GEM’s Louisiana state leases and other North American operators may also request GEM to participate in the cost of drilling additional exploratory and development wells.  GEM may fund these future expenditures at their discretion.  Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on factors out of our control, such as the timing of the request, the depth of the wells and the location of the property. Our discretionary capital expenditures for 2006 will be curtailed if we do not have sufficient funds available.  If we do not have sufficient funds or otherwise choose not to participate, we may experience a delay of future cash flows from proved undeveloped oil and gas reserves. Such expenditure curtailments could also result in us losing certain prospect acreage or reducing our interest in future development projects. As of June 30, 2006, we had no material purchase obligations.

Off-Balance Sheet Arrangements — As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2006, we were not involved in any unconsolidated SPE transactions. We have no off-balance sheet arrangements.

Treasury Stock - - Our Board has authorized the repurchase of 10 million shares of Common Stock. To date, we have purchased approximately 3.8 million shares under this repurchase program, and approximately 6.2 million shares remain available for repurchase.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred  during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           The following table provides information about purchases by the Company during the three months ended June 30, 2006, of its Common Stock:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Program(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 through April 30, 2006	0	n/a	0	6,403,500

May 1, 2006 through May 31, 2006	0	n/a	0	6,403,500

June 1, 2006 through June 30, 2006	175,500	$0.6007838	175,500	6,228,000

Total	175,500	$0.6007838	175,500	6,228,000

(1)             In October 2005, the Company’s Board of Directors authorized a stock repurchase program under which the Company was authorized to repurchase up to 10 million shares of its outstanding Common Stock. As of August 1, 2006, 6,228,000 shares remained available for repurchase under the repurchase authorization

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

10.1

Severance Agreement by and between Harken Energy Corporation and James W. Denny, III dated July 21, 2006 and effective June 30, 2006 (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K dated July 25, 2006, File No. 001-10262, and incorporated herein by reference).

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

Harken Energy Corporation
(Registrant)

Date: August 8, 2006	By:	/s/ Anna M. Williams
Vice President-Finance and
Chief Financial Officer