Form 10-Q
period 2006-09-30
HARKEN ENERGY CORP
filed 2006-11-07
CIK 313478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of Common Stock, par value $0.01 per share, outstanding as of November 1, 2006 was 221,933,142.

HARKEN ENERGY CORPORATION

INDEX TO QUARTERLY REPORT

September 30, 2006

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except for share amounts)

	December 31, 2005	September 30, 2006
		(unaudited)
Assets

Current Assets:
Cash and temporary investments	$22,482	$16,149
Short term investments	15,000	17,950
Margin deposits held by broker	—	1,357
Accounts receivable, net	11,718	8,322
Assets of discontinued operations	8,904	—
Available for sale investments, current	—	891
Prepaid expenses and other current assets	1,605	1,618
Total Current Assets	59,709	46,287

Property and Equipment, net	90,999	48,505
Available for Sale Investment	—	30,496
Other Assets, net	2,720	664
	$153,428	$125,952

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade payables	$6,803	$1,841
Accrued liabilities and other	5,038	3,576
Liabilities of discontinued operations	53	—
Derivative liabilities	—	617
Revenues and royalties payable	2,521	1,922
Total Current Liabilities	14,415	7,956

Asset Retirement Obligation	6,301	7,303
Share Based Compensation Liability	10,687	—
Global Senior Convertible Notes Payable	12,500	—
Preferred Stock Dividends	—	49
Minority Interest in Consolidated Company	17,363	—
Total Liabilities	61,266	15,308

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $160 liquidation value 700,000 shares authorized; 1,600 shares outstanding	2	2
Series G2 Preferred Stock, $1.00 par value; $100 liquidation value 100,000 shares authorized; 1,000 shares outstanding	1	1
Series M Preferred Stock, $1.00 par value; $5,000 and $4,400 liquidation value, respectively 50,000 shares authorized; 50,000 and 44,000 shares outstanding, respectively	50	44
Common stock, $0.01 par value; 325,000,000 shares authorized; 223,575,732 and 223,379,042 shares issued, respectively	2,236	2,234
Additional paid-in capital	446,643	447,083
Accumulated deficit	(356,889)	(359,131)
Accumulated other comprehensive income	119	20,909
Treasury stock, at cost, 0 and 877,100 shares held, respectively	—	(498)
Total Stockholders’ Equity	92,162	110,644
	$153,428	$125,952

The accompanying Notes to Consolidated Condensed Financial Statements are

an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

Revenues and other:
Oil and gas operations	$10,733	$6,907	$29,558	$21,702
Interest and other income	227	500	364	1,193
	10,960	7,407	29,922	22,895
Costs and Expenses:
Oil and gas operating expenses	3,113	2,130	7,962	7,163
General and administrative expenses (including share-based compensation expense of ($6,907, $0, $11,375 and $2,184, respectively)	9,106	1,337	17,951	7,649
Depreciation, depletion, and amortization	3,187	2,423	9,061	8,262
Increase in Global warrant liability	5,099	—	13,297	—
Accretion expense	100	116	285	310
Interest expense and other	(24)	5	(18)	331
	20,581	6,011	48,538	23,715
Gain on exercise of Global warrants	28,341	—	28,341	—
Gain on sale of Global shares	11,841	—	32,185	—
Income (loss) from continuing operations before income taxes	$30,561	$1,396	$41,910	$(820)
Income tax expense	187	—	543	187

Income (loss) from continuing operations before minority interest	$30,374	$1,396	$41,367	$(1,007)
Minority interest of consolidated company	2,552	—	3,073	2,175
Income from continuing operations before cumulative effect of change in accounting principle	$32,926	$1,396	$44,440	$1,168
Loss from discontinued operations, net of taxes	(116)	(3)	(2,158)	(1,223)
Cumulative effect of a change in accounting principle	—	—	—	(868)
Net income (loss)	$32,810	$1,393	$42,282	$(923)
Accrual of dividends related to preferred stock	(255)	(47)	(858)	(154)
Modification and dividend payments of preferred stock and common stock warrants	111	—	323	(1,165)
Net income (loss) attributed to common stock	$32,666	$1,346	$41,747	$(2,242)
Basic net income (loss) per common share:
Net income (loss) per common share from continuing operations before cumulative effect of change in accounting principle	$0.15	$0.01	$0.20	$—
Discontinued operations	—	—	(0.01)	(0.01)
Cumulative effect of change in accounting principle	—	—	—	—
Net income (loss) per common share	$0.15	$0.01	$0.19	$(0.01)
Weighted average common shares outstanding	217,251,270	223,342,658	218,041,835	223,383,117
Diluted income (loss) per common share:
Net income (loss) per common share from continuing operations before cumulative effect of change in accounting principle	$0.14	$0.01	$0.18	$—
Discontinued operations	—	—	(0.01)	(0.01)
Cumulative effect of change in accounting principle	—	—	—	—
Net income (loss) per common share	$0.14	$0.01	$0.17	$(0.01)
Weighted average common shares outstanding	242,904,248	223,342,658	247,087,405	223,383,117

The accompanying Notes to Consolidated Condensed Financial Statements are

an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

								Accumulated
					Additional			Other
	Preferred Stock			Common	Paid-In	Treasury	Accumulated	Comprehensive
	G1	G2	M	Stock	Capital	Stock	Deficit	Income	Total

Balance, December 31, 2005	$2	$1	$50	$2,236	$446,643	$—	$(356,889)	$119	$92,162

Adjustment of preferred stock and common stock warrant terms	—	—	—	—	1,147	—	(1,147)	—	—
Conversions of preferred stock to common stock	—	—	(6)	10	3	—	—	—	7
Conversions of common stock warrants to common stock	—	—	—	1	40	—	—	—	41
Accrual of preferred stock dividends	—	—	—	—	—	—	(154)	—	(154)
Issuance of preferred stock dividends	—	—	—	—	1	—	(18)	—	(17)
Options exercised for common stock of consolidated company	—	—	—	—	139	—	—	—	139
Treasury stock repurchase	—	—	—	—	—	(1,401)	—	—	(1,401)
Treasury stock retirements	—	—	—	(13)	(890)	903	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	(923)	—
Unrealized gain on available for sale investments								16,427
Unrealized foreign currency gain								4,363
Total comprehensive income									19,867
Balance, September 30, 2006	$2	$1	$44	$2,234	$447,083	$(498)	$(359,131)	$20,909	$110,644

The accompanying Notes to Consolidated Condensed Financial Statements

are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2005	2006

Cash flows from operating activities:
Net income (loss)	$42,282	$(923)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	9,061	8,262
Amortization of debt issuance costs and other	140	—
Accretion of asset retirement obligation	285	310
Share-based compensation	11,375	2,184
Increase in Global warrant liability	13,297	—
Loss from discontinued operations	2,158	1,223
Cumulative effect of a change in accounting principle	—	868
Gain on exercise of Global warrants	(28,341)	—
Gain on sale of Global shares	(32,185)	—
Minority interest	(3,073)	(2,175)
Other	(596)	395
Change in operating assets and liabilities:
Increase in short-term investments	—	(2,950)
Decrease (increase) in accounts receivable and other	(123)	3,721
Increase in margin deposits posted with brokers	—	(1,357)
Incease in derivative liabilities	—	577
Decrease in trade payables and other	(801)	(3,452)
Net cash provided by operating activities	13,479	6,683

Cash flows from investing activities:
Net proceeds from sales of assets	235	—
Capital expenditures	(22,861)	(13,955)
Deconsolidation of Global	—	(4,282)
Cash received from redemption of IBA preferred shares	—	7,500
Purchase of available for sale investments	—	(831)
Sale of Global shares	45,476	—
Net cash provided by (used in) investing activities	22,850	(11,568)

Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	365	41
Proceeds from issuances of long-term debt, net of issuance costs	(63)	—
Proceeds from issuances of common stock of subsidiary, net of issuance costs	553	—
Repayments of debt, convertible notes and long-term obligations	(3,333)	—
Payments of preferred dividends	(271)	(88)
Purchase of preferred stock	(9,136)	—
Treasury shares purchased	(2,100)	(1,401)
Net cash used in financing activities	(13,985)	(1,448)

Net change in cash and temporary investments	22,344	(6,333)
Cash and temporary investments at beginning of period	17,062	22,482
Cash and temporary investments at end of period	$39,406	$16,149

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$207	$169
Income taxes	$1,622	$800
Significant non-cash transactions:
Conversion of convertible notes into common stock, net of fees	$3,120	$—

The accompanying Notes to Consolidated Condensed Financial Statements

are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2005 and 2006

(Unaudited)

(1)                                 BASIS OF PRESENTATION

Our accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to prevent the information presented from being misleading.  In our opinion, these financial statements contain all adjustments necessary to present fairly our financial position as of December 31, 2005 and September 30, 2006 and the results of our operations and changes in its cash flows for all periods presented as of September 30, 2005 and 2006. The December 31, 2005 consolidated condensed balance sheet information is derived from audited financial statements. All adjustments represent normal recurring items. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior year amounts have been reclassified to conform with the 2006 presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from these estimates. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. Due to the cessation of the operations of International Business Associates, Ltd. (“IBA”), we have reclassified certain amounts to discontinued operations. See Note 4 – Discontinued Operations for further discussion.

Principles of Consolidation – The consolidated condensed financial statements include the accounts of all companies that we, through our direct or indirect ownership or shareholding, were provided the ability to control the operating policies and procedures at September 30, 2006. As previously reported, during the second quarter of 2006, we deconsolidated Global Energy Development Plc (“Global”) from our consolidated condensed financial statements. Under U.S. GAAP we reflected the deconsolidation prospectively and, accordingly, we did not restate prior period amounts. We have provided unaudited pro-forma condensed consolidated balance sheets and results of operations giving effect to the deconsolidation of Global’s operations as if it had been effective for all periods presented. See Note 2 – Investment in Global for further discussion.

Comprehensive Income – Comprehensive income includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Our total comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(in thousands)		(in thousands)

Net income (loss)	$32,810	$1,393	$42,282	$(923)
Foreign currency translation adjustment on investment	—	520	—	4,363
Unrealized gain (loss) on investments	—	(11,970)	—	16,427
Total comprehensive income (loss)	$32,810	$(10,057)	$42,282	$19,867

Financial Instruments - We carry our financial instruments including cash, auction rate bonds, equity securities and derivatives at their estimated fair values.  The fair values of our auction rate bonds, securities and exchange-traded derivatives are based on prices quoted in active markets; the fair values of our commodity derivatives are based on pricing provided by our counterparties.

Our investments in auction rate bonds have been designated trading securities, and their associated gains are recognized in earnings.  All of our investments in equity securities have been designated as available for sale. With the exception of our investment in Global, these securities have been classified as current assets in our accompanying balance sheets due to our ability to readily convert these investments into cash to fund current operations or satisfy other cash requirements as needed. Our investment in Global is classified as a non-current asset in our accompanying balance sheets. The associated unrealized gains and losses on our available for sale investments are recorded to other comprehensive income until realized.

We have not designated any of our derivative instruments as hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” All gains and losses related to these positions are recognized in earnings.

Recent Accounting Pronouncements – In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 133 and 140.” This Statement provides new accounting guidance for embedded derivatives and other issues. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on our financial statements.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R).” FSP FIN 46(R)-6 provides further accounting guidance in assessing whether an entity is subject to the accounting requirements of FIN 46(R). FSP FIN 46(R)-6 is effective for all entities with which an enterprise becomes involved and all existing entities when a reconsideration event has occurred, in each case, at the beginning of the first reporting period that starts after June 15, 2006. The adoption of FIN 46(R)-6 is not expected to have a material impact on our financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing whether we will early adopt SFAS No. 157 as of the first quarter of fiscal 2007 as permitted, and we are currently evaluating the impact adoption may have on our financial statements.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  This Statement amends Statement 87, FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, Statement 106, and FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature. SFAS No. 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. This Statement also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  We have no defined benefit or other post retirement plans subject to this standard.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period.  If the prior period effect is material to the current period, then the prior period is required to be corrected.  Correcting prior year financial statements would not require an amendment of prior year financial statements, but such corrections would be made the next time the company files the prior year financial statements.  Upon adoption, SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for corrections of prior period misstatements required under this statement.  SAB 108 is effective for fiscal years beginning after November 15, 2006. The adoption of SAB 108 is not expected to be material to our consolidated financial statements.

(2)                                 INVESTMENT IN GLOBAL

At December 31, 2005 and September 30, 2006, we owned approximately 34% of Global’s ordinary shares. During the first quarter of 2006, Lyford Investments Enterprises Ltd. (“Lyford”) owned 17.01% of the ordinary shares of Global and also beneficially owned approximately 30% of the combined voting power of our common stock. Lyford’s representative, Alan Quasha, is the Chairman of our Board of Directors. During the first quarter of 2006, our direct equity interest of 33.67% combined with Lyford’s 17.01% equity interest in Global and the previous sharing of certain management and administrative functions between Global and us, were deemed to provide us with the legal power to control the operating policies and procedures of Global as of March 31, 2006, which required us to consolidate the operations of Global as of such date.

In April 2006, Global advised us that Lyford had sold a portion of its equity interest in Global, reducing Lyford ownership to 15.89% of the ordinary shares of Global such that our direct equity interest in Global combined with Lyford’s direct equity interest in Global was reduced to less than 50% of Global’s outstanding voting securities.  Based upon this reduction in ownership and the elimination of shared management and administrative functions between us and Global, we determined that we no longer had the legal power to control the operating policies and procedures of Global and that we were required to deconsolidate Global from our consolidated financial statements beginning effectively during the second quarter of 2006. Under US GAAP, we are required to reflect this deconsolidation prospectively, and, accordingly, we have not restated prior year amounts. As a result of this treatment, Global’s operations for the quarter ended March 31, 2006 are still included in our consolidated condensed financial statements at September 30, 2006.

Based upon our ownership percentage at September 30, 2006 of approximately 34% of Global’s outstanding common shares, we would normally treat our ownership of Global as an equity method investment if we had the ability to exercise significant influence over Global. However, there are certain information requirements needed from Global to permit us to comply with the requirements of the equity method.   Global’s common shares are listed on the AIM Market of the London Stock Exchange, and under AIM guidelines, Global publicly reports its financial results on a semi-annual basis (June 30 and December 31) in conformity with accounting principles generally accepted in the United Kingdom (“UK GAAP”). To comply with the requirements of the equity method we require adequate financial information from Global in order to conform Global’s UK GAAP financial statements to accounting principles generally accepted in the United States on a quarterly basis. We have made formal written requests to Global to provide us the needed financial information to apply the equity method, but Global has refused to provide to us this information, citing foreign securities exchange restrictions against providing more financial information to us than is available to their other shareholders.

As reflected in Global’s public announcements and filings, Global’s board of directors was expanded to six members.  One of the new directors, a member of the House of Lords of the United Kingdom, now heads Global’s audit committee and has taken an active role in the oversight of the committee’s functions and obligations with respect to restrictions imposed on Global regarding the disclosure of nonpublic information.  As a result, and due to Global’s continued refusal to provide the financial information required for us to treat Global as an equity method investment, we concluded that we do not have the ability to exercise significant influence over Global and cannot comply with the requirements of the equity method.  Therefore beginning April 1, 2006, we are accounting for our Global shares as an available-for-sale cost method investment.  We will recognize only dividend income beginning April 1, 2006, and our investment in Global will be adjusted to fair value every quarterly period with an offset to other comprehensive income in stockholders’ equity.

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

At September 30, 2006, our investment in Global of $30.5 million was equal to the market value of our 11.9 million shares of Global’s common stock based on Global’s closing share price of £1.37. The foreign currency exchange rate changed from 1.74 U.S. dollars per U.K. pounds sterling at April 1, 2006 to 1.87 U.S. dollars per U.K. pounds sterling at September 30, 2006. The foreign currency translation adjustment of $4.2 million and the unrealized loss on investment of $32.3 million for these subsequent changes in market value are recorded to other comprehensive income in stockholders’ equity at September 30, 2006. At September 30, 2006, our total unrealized gain on Global shares recorded to other comprehensive income in stockholders equity was $20.7 million.

Pro Forma Information – The following unaudited pro forma combined condensed balance sheet at December 31, 2005 along with the pro forma combined condensed statement of operations for the three months ended September 30, 2005 and the nine months ended September 30, 2005 and 2006 gives effect to the deconsolidation of Global’s operations as if it had been effective for all periods presented.  The combined condensed balance sheet at September 30, 2006 and the combined condensed statement of operations for the three months ended September 30, 2006 are presented as reported.  The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of future operating results.

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

To arrive at our pro forma combined condensed statement of operations for each period presented, we removed Global’s historical results of operations at their previously-reported values and adjusted the Gain on Sale of Global shares and Gain on exercise of Global Warrants to the gains which would have been reported if Global was a cost-method investment at the time.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

PRO FORMA CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited, in thousands)

	December 31, 2005	September 30, 2006
Assets

Current Assets:
Cash and temporary investments	$14,269	$16,149
Short term investments	15,000	17,950
Margin deposits held by broker	—	1,357
Accounts receivable, net	6,566	8,322
Assets of discontinued operations	8,904	—
Available for sale investments, current	—	891
Prepaid expenses and other current assets	1,060	1,618
Total Current Assets	45,799	46,287

Property and Equipment, net	50,189	48,505
Available for sale investment	50,186	30,496
Other Assets, net	1,580	664
	$147,754	$125,952

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade payables	$4,267	$1,841
Accrued liabilities and other	3,801	3,576
Liabilities of discontinued operations	53	—
Derivative liabilities	—	617
Revenues and royalties payable	2,521	1,922
Total Current Liabilities	10,642	7,956

Asset Retirement Obligation	5,502	7,303
Accrued Preferred Stock Dividends	—	49
Total Liabilities	16,144	15,308

Commitments and Contingencies (Note 14)

Stockholders’ Equity:	131,610	110,644
	$147,754	$125,952

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

Revenues and other:
Oil and gas operations	$4,123	$6,907	$13,845	$17,959
Interest and other income, net	208	500	342	1,139
	4,331	7,407	14,187	19,098
Costs and Expenses:
Oil and gas operating expenses	1,536	2,130	4,160	5,903
General and administrative expenses	1,305	1,337	4,153	4,276
Depreciation and amortization	1,269	2,423	4,638	7,203
Increase in Global warrant liability	5,100	—	12,947	—
Accretion expense	90	116	256	299
Interest expense and other, net	173	5	496	5
	9,473	6,011	26,650	17,686
Gain on exercise of Global warrants (A)	25,734	—	25,734	—
Gain on sale of subsidiary shares (A)	10,789	—	27,715	—
Net income before income taxes	$31,381	$1,396	$40,986	$1,412
Income tax expense	—	—	15	—
Net income from continuing operations	$31,381	$1,396	$40,971	$1,412
Loss from discontinued operations, net of taxes	(116)	(3)	(2,158)	(1,223)
Net income	$31,265	$1,393	$38,813	$189
Accrual of dividends related to preferred stock	(255)	(47)	(858)	(154)
Payment of preferred stock dividends/redemption of preferred stock	111	—	323	(1,165)
Net income / (loss) attributed to common stock	$31,121	$1,346	$38,278	$(1,130)
Basic net income /(loss) per common share:
Net income / (loss) per common share	$0.14	$0.01	$0.18	$(0.01)
Weighted average common shares outstanding	217,251,270	223,342,658	218,041,835	223,383,117
Diluted income / (loss) per common share:
Net income/(loss) per common share	$0.13	$0.01	$0.15	$(0.01)
Weighted average common shares outstanding	242,904,248	223,342,658	247,087,405	223,383,117

(A) Calculated under cost-method accounting.

(3)                                 INVESTMENTS

Our short-term investments at December 31, 2005 consisted of $15 million in auction bonds.  At September 30, 2006, short-term investments consisted of approximately $18 million in auction bonds. These investments are classified as trading securities and recorded at their fair value in both periods. There was no significant unrealized gain or loss on these investments for any period covered by this report. Any unrealized gain or loss on these in the future will be recorded to earnings.

Our available-for-sale investments include our investment in common shares of Global as well as our investments in common shares of other publicly traded entities.  During the three and nine month periods ended September 30, 2006 we recorded the following unrealized holding gains and losses (in thousands):

	Three months ending September 30, 2006	Nine months ending September 30, 2006
Unrealized holding gain (loss) on Global investment	$(11,510)	$20,730
Unrealized holding gain on other equity investments	60	60
Total unrealized holding gain (loss) on available for sale investments	$(11,450)	$20,790

The fair value of our available-for-sale investments were as follows (in thousands):

	December 31, 2005	September 30, 2006
Investment in common shares of Global (A)	$—	$30,496
Investments in other equity securities	—	891
	$—	$31,387

(A) Please note that during the second quarter of 2006, we removed Global’s operations from our consolidated condensed financial statements and began to account for our ownership of Global common shares as an available-for-sale investment. At December 31, 2005, Global’s operations were consolidated in our financial statements. Please see Note 2 – Investment in Global for further discussion.

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

During the second quarter of 2006, our Chief Executive Officer resigned from the board of directors of IBA.  During this same time, it also became evident that IBA would be unable to raise additional capital to continue their operations, and we have resolved not to provide any additional form of support. During the third quarter of 2006, IBA ceased operations.

We determined that these events required us to treat our investment in IBA as a disposal of a subsidiary by means of abandonment.  Therefore we have accounted for IBA as a discontinued operation in our statement of operations as of September 30, 2006. During June 2006, we recorded an impairment loss of approximately $190 thousand on IBA’s assets which is included in our loss from discontinued operations in our statement of operations. As discontinued operations, the operations for IBA for all periods presented have been combined into a single line item, net of taxes.

The following tables provide summarized income statement information related to IBA’s discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)

Sales and other revenues from discontinued operations	$—	$608	$19	$594

Loss from discontinued operations before income tax (expense) benefit	(3)	(124)	(1,207)	(2,115)
Income tax (expense) benefit	—	8	(16)	(43)
Loss from discontinued operations, net	$(3)	$(116)	$(1,223)	$(2,158)

(5)           PROPERTY AND EQUIPMENT

A summary of property and equipment follows (in thousands):

	December 31, 2005	September 30, 2006
Unevaluated oil and gas properties, full cost method:
Unevaluated Peru properties (A)	$1,530	$—
Unevaluated Panama properties (A)	526	—
Unevaluated North American properties	1,319	1,186
Unevaluated Coal Bed Methane prospects	2,928	3,293

Evaluated oil and gas properties, full cost method:
Evaluated Colombian properties (A)	212,684	—
Evaluated North American properties	173,584	178,646
Facilities and other property (A)	28,701	10,135
Less accumulated depreciation, depletion and amortization	(330,273)	(144,755)
	$90,999	$48,505

(A) Please note that during the second quarter of 2006, we removed Global’s operations from our consolidated condensed financial statements. Please see Note 2 – Investment in Global for further discussion.

Sales of Certain Non-Operated Producing Interests — In September 2006, wholly-owned subsidiaries of Harken sold interests in certain non-operated oil and gas producing properties located in Texas and Louisiana at auction for approximately $2.9 million. The effective date of the sale of these properties is October 1, 2006.  These proceeds have been allocated to the domestic full cost pool.

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

A summary of GEM’s assets with required asset retirement obligations as of September 30, 2006 is as follows: (in thousands)

	Asset
	Retirement
Asset Category	Liability	Estimated Life

Oil and gas producing properties	$4,565	0-22 years
Facilities and other property	2,738	4-10 years
	$7,303

The following table describes all changes to our asset retirement obligation liability during the nine months ended September 30, 2006. (in thousands)

Asset retirement obligation at December 31, 2005	$6,301
Liabilities incurred during the nine months ended September 30, 2006	84
Liabillities settled during the nine months ended September 30, 2006	—
Liabilities disposed of during the nine months ended September 30, 2006	(317)
Accretion expense	310
Deconsolidation of Global	(811)
Revision in estimates	1,736
Asset retirement obligation at September 30, 2006	$7,303

(7)           CONVERTIBLE NOTES PAYABLE

At September 30, 2006, we had no debt outstanding. At December 31, 2005, Global’s Senior Convertible Notes Payable due 2012 with a $12.5 million principal amount were included in our consolidated financial statements. We have deconsolidated Global’s operations. Please see Note 2 – Investment in Global for further discussion.

(8)           REDEEMABLE PREFERRED STOCK AND COMMON STOCK WARRANTS

Series M Cumulative Convertible Preferred

In January 2006, we entered into an agreement with the holders of our Series M Cumulative Convertible Preferred (“Series M Preferred”), to do the following:

•                  Extend the expiration of the term required to occur before we may redeem the Series M Preferred for cash, at our sole option, by one year

•                  Modify the escalating dividend rates for the Series M Preferred to reflect a lower rate of 6% from 8%, for October 8, 2007 through October 7, 2008 and 8% from 9%, for October 8, 2008 to October 7, 2009

We accounted for the modification of the dividend rate in accordance with EITF Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock (“EITF D-42”),” and EITF Topic D-53, “Computation of Earnings per Share for a Period That Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock (“EITF D-53”),” We recognized approximately $123 thousand in Modification of preferred stock and common stock warrants  as a decrease to Net loss attributed to common stock during the nine months ended September 30, 2006. This amount was equal to the fair value of the dividends given up by the holder for the modification of the Series M Preferred dividend rate.

During the nine months ended September 30, 2006, holders of 6,000 shares of the Series M Preferred voluntarily elected to exercise their conversion option, and such holders were issued 1,028,780 shares of our common stock.

Series L and M Common Stock Warrants

During January 2006, we also entered into an agreement with the holders of our Series L common stock warrants and Series M common stock warrants to extend the expiration term of the Series L warrants from August 12, 2006 to September 2, 2008 and to extend the expiration term of the Series M warrants from February 2, 2008 to September 2, 2008. We accounted for these extensions in accordance with EITF Topic D-42 and EITF Topic D-53 and recognized a charge to Modification of preferred stock and common stock warrants as an increase to Net loss attributed to common stock of approximately $1.3 million during the nine months ended September 30, 2006. This amount was equal to the incremental increase in the fair value of the warrants as a result of extending the expiration term.

During the nine months ended September 30, 2006, holders of 130,000 Series M common stock warrants voluntarily elected to exercise their warrants, and 130,000 shares of our common stock were issued for proceeds of $74 thousand.

(9)           STOCKHOLDERS’ EQUITY

Treasury Stock – At December 31, 2005, we had no treasury stock outstanding. During the nine months ended September 30, 2006, we repurchased 2,234,400 shares of our common stock in the open market at a cost of approximately $1.4 million pursuant to our repurchase program. In August 2006, our Board of Directors approved the cancellation of 1,357,315 shares of treasury stock previously outstanding. Such treasury shares were cancelled in August 2006. At September 30, 2006, we held 877,100 shares of treasury stock, and approximately 5.4 million shares remain available for repurchase under our repurchase program.

The number of common and preferred shares and shares held in treasury at December 31, 2005 and during the nine months ended September 30, 2006 are as follows:

	Number of Shares
	Preferred	Preferred
Description	G1	G2	Preferred M	Common	Treasury
Balance at December 31, 2005	1,600	1,000	50,000	223,575,732	—
Issuances of common stock upon exercise of Series M common stock warrants	—	—	—	130,000	—
Treasury shares retired	—	—	—	(1,357,315)	(1,357,315)
Treasury shares purchased	—	—	—	—	2,234,415
Conversions of Series M Preferred	—	—	(6,000)	1,028,780	—
Issuance of preferred dividends	—	—	—	1,845	—
Balance as of September 30, 2006	1,600	1,000	44,000	223,379,042	877,100

(10)         SHARE-BASED COMPENSATION

We have removed Global’s operations from our consolidated condensed financial statements. See Note 2 – Investment in Global for further discussion. Global’s operations for the quarter ended March 31, 2006 prior to this deconsolidation remain included in our consolidated condensed financial statements. At December 31, 2005 and September 30, 2006, we had no outstanding stock options. The following stock option information relates solely to Global’s stock option plan at March 31, 2006.

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

Pro-forma compensation expense under the previously issued SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma stock compensation expense presented above for the quarter ended March 31, 2005 under SFAS 123 and the stock compensation expense recognized during the current quarter ended March 31, 2006 for approximately $2.2 million under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results were not restated.

Stock options as of the quarter ended March 31, 2006

A summary of Global’s stock option activity, and related information for the quarter ended March 31, 2006 follows (in UK pounds sterling):

	For the quarter ended March 31, 2006
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(£000)
Outstanding-January 1, 2006	4,047,636	£0.84

Granted	—	£—
Exercised	(147,440)	£1.17
Forfeited	—	£—
Expired	—	£—

Outstanding-March 31, 2006	3,900,196	£0.83	6.6	£7,814

Exercisable-March 31, 2006	3,309,990	£0.53	5.2	£7,309

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

We have not designated any of our commodity derivatives as hedges under SFAS 133.  The following table reflects the derivative contracts that GEM had open during the nine months ended September 30, 2006 and their associated gains and losses.  These gains and losses are reflected in Interest Income and Other in our Consolidated Condensed Statement of Operations.

					For the three months ended		For the nine months ended
					September 30, 2006		September 30, 2006
				Strike	Realized	Unrealized	Realized	Unrealized
Commodity	Type	Volume/Day	Duration	Price	gain (loss)	gain (loss)	gain (loss)	gain (loss)
					(In thousands)		(In thousands)
Natural Gas	Floor	70,000 mmbtu	Jan 06 - Jun 06	$6.00	$—	$—	$(16)	$—
Natural Gas	Floor	70,000 mmbtu	Jul 06 - Dec 06	$6.00	61	70	63	67
Crude Oil	Floor	6,000 bbls	Jan 06 - Jun 06	$45.00	—	—	(21)	—
Crude Oil	Floor	6,000 bbls	Jul 06 - Dec 06	$45.00	—	—	(19)	(19)
Crude Oil	Floor	6,000 bbls	Jan 07 - Jun 07	$50.00	—	(16)	—	(16)
					$61	$54	$7	$32

GEM’s derivatives are included at their fair values within Prepaid Expenses and Other Current Assets in the accompanying Consolidated Condensed Balance Sheet at September 30, 2006.  Fair values of our open commodity derivatives as of September 30, 2006 were as follows (in thousands):

Commodity	Type	Volume/Day	Duration	Strike Price	Fair Value
Natural Gas	Floor	70,000 mmbtu	Jul 06 - Dec 06	$6.00	$88
Crude Oil	Floor	6,000 bbls	Jul 06 - Dec 06	$45.00	—
Crude Oil	Floor	6,000 bbls	Jan 07 - Jun 07	$50.00	10
					$98

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

During August 2006, we started a new operating segment through our wholly-owned subsidiary, Harken Energy Market Investments, Inc. (“HEMI”), which engages in the active management of investment and derivative instruments in energy industry securities traded on domestic securities exchanges. HEMI uses these derivatives as a tool to enhance investment return or to minimize the risk on our energy industry portfolio. HEMI’s derivatives are presented at fair value as derivative liabilities on our Consolidated Condensed Balance Sheet at September 30, 2006. These derivatives are not designated as hedges, and we recognize gains and losses related to these positions in current earnings. For the three and nine months ended September 30, 2006 we have included unrealized losses related to these derivatives of $40 thousand within Interest income and other.

(12)         SEGMENT INFORMATION

At September 30, 2006, we divided our operations into three operating segments which are managed and evaluated as separate operations. GEM, our wholly-owned subsidiary, manages its domestic operations held through its other domestic wholly-owned subsidiaries. GEM’s operating segment currently relates to exploration, development, production and acquisition efforts in the United States. GEM operates primarily through traditional ownership of mineral interests in the various states in which it operates. GEM’s oil and gas production is sold to established purchasers and generally transported through existing and well-developed pipeline infrastructure.

Our second operating segment, (“HEC Corporate”), operates and manages our investments in GEM, HEMI and Global. HEC Corporate also manages public company compliance and may seek to raise financing through the issuance of debt, equity and convertible debt instruments, if needed, for the utilization of acquisition and development opportunities as they arise.

Our third operating segment, HEMI, began operations during August 2006.  HEMI actively manages investments in energy industry securities traded on domestic and international security exchanges.  HEMI strives to obtain favorable investment returns by diversifying investment holdings within the energy sector and balancing risk exposures.

For periods prior to April 1, 2006, we had another operating segment that consisted of our investment in Global. At April 1, 2006, Global was removed from our consolidated financial statements (please see Note 2 – Investment in Global for further discussion.)

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

Our financial information, expressed in thousands, for each of our operating segments for the periods ended September 30, 2005 and 2006 is as follows:

	For the Three Months Ended September 30, 2005
	HEC Corp	GEM	Global	Consolidated
Operating revenues	$—	$4,123	$6,610	$10,733
Interest and other income	197	11	19	227
Oil and gas operating expenses	—	(1,536)	(1,577)	(3,113)
General and administrative expenses	(617)	(628)	(954)	(2,199)
Depreciation, depletion, accretion and amortization	2	(1,377)	(1,912)	(3,287)
Gain on sale of subsidiary shares	11,841	—	—	11,841
Gain on exercise of Global warrants	28,341	—	—	28,341
Increase in Global warrant liability	(5,099)	—	—	(5,099)
Interest expense and other, net	(81)	(66)	171	24
Share Based Compensation	—	—	(6,907)	(6,907)
Income tax expense	—	—	(187)	(187)
Minority interest	2,552	—	—	2,552
Segment income from continuing operations	37,136	527	(4,737)	32,926
Capital expenditures	18	6,806	4,795	11,619
Total Assets	34,226	54,975	43,235	132,436

	For the Three Months Ended September 30, 2006
	HEC Corp	GEM	Global	HEMI	Consolidated
Operating revenues	$—	$6,907	$—	$—	$6,907
Interest and other income	388	132	—	(20)	500
Oil and gas operating expenses	—	(2,130)	—	—	(2,130)
General and administrative expenses	(751)	(463)	—	(123)	(1,337)
Depreciation, depletion, accretion and amortization	(18)	(2,520)	—	(1)	(2,539)
Interest expense and other, net	(5)	—	—	—	(5)
Segment income from continuing operations	(386)	1,926	—	(144)	1,396
Capital expenditures	13	1,860	—	21	1,894
Total Assets	56,357	61,327	—	8,268	125,952

	For the Nine Months Ended September 30, 2005
	HEC Corp	GEM	Global	Consolidated
Operating revenues	$—	$13,845	$15,713	$29,558
Interest and other income	278	38	48	364
Oil and gas operating expenses	—	(4,160)	(3,802)	(7,962)
General and administrative expenses	(2,138)	(1,773)	(2,665)	(6,576)
Depreciation, depletion, accretion and amortization	(80)	(4,863)	(4,403)	(9,346)
Gain on sale of subsidiary shares	32,185	—	—	32,185
Gain on exercise of Global warrants	28,341	—	—	28,341
Increase in Global warrant liability, net	(12,040)	—	(1,257)	(13,297)
Share based compensation	—	—	(11,375)	(11,375)
Interest expense and other, net	(307)	(163)	488	18
Income tax expense	(15)	—	(528)	(543)
Minority Interest	3,073	—	—	3,073
Segment income from continuing operations	49,297	2,924	(7,781)	44,440
Capital expenditures	45	11,565	11,251	22,861
Total Assets	34,226	54,975	43,235	132,436

	For the Nine Months Ended September 30, 2006 (a)
	HEC Corp	GEM	Global	HEMI	Consolidated
Operating revenues	$—	$17,959	$3,743	$—	$21,702
Interest and other income	1,066	93	54	(20)	1,193
Oil and gas operating expenses	—	(5,903)	(1,260)	—	(7,163)
General and administrative expenses	(2,453)	(1,700)	(1,189)	(123)	(5,465)
Depreciation, depletion, accretion and amortization	(54)	(7,455)	(1,062)	(1)	(8,572)
Interest expense and other, net	(5)	—	(326)	—	(331)
Share Based Compensation	—	—	(2,184)	—	(2,184)
Income tax expense	—	—	(187)	—	(187)
Minority interest	2,175	—	—	—	2,175
Cumulative effect of change in accounting principle	—	—	(868)	—	(868)
Segment income from continuing operations	729	2,994	(3,279)	(144)	300
Capital expenditures	132	6,644	7,158	21	13,955
Total Assets	56,357	61,327	—	8,268	125,952

(a)    During the second quarter of 2006, we removed Global’s operations from our consolidated condensed financial statements. See Note 2 – Investment in Global for further discussion. Global’s operations for the quarter ended March 31, 2006 prior to this deconsolidation remain included in our consolidated condensed financial statements.

(13)         EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30, 2005 and 2006 (in thousands, except per share data):

	For the three months ended September 30, 2006			For the three months ended September 30, 2005
	Net income attributed	Weighted-Average		Net income attributed	Weighted-Average
	to common stock	Shares	Per Share	to common stock	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Income from continuing ops before cumulative effect	$1,349	223,343	$0.01	$32,782	217,251	$0.15
Effect of dilutive securities
Preferred stock (A)	—	—		311	25,653
Diluted earnings per share	$1,349	223,343	$0.01	$33,093	242,904	$0.14

	For the nine months ended September 30, 2006			For the nine months ended September 30, 2005
	Net loss attributed to	Weighted-Average		Net income attributed	Weighted-Average
	common stock	Shares	Per Share	to common stock	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Income (loss) from continuing ops before cumulative effect	$(151)	223,383	$—	$43,905	218,042	$0.20
Effect of dilutive securities
Preferred stock (A)	—	—		1,035	29,046
Diluted earnings per share	$(151)	223,383	$—	$44,940	247,088	$0.18

(A) Represents the dividend liability accrued on our Preferred Stock during the three month and nine month periods ended September 30, 2005. The dividend liability has been treated as an increase to income attributed to common stock as such dividends would not have been incurred had these securities been converted by the holder.  Not included in the calculation for diluted earnings per share for the three month and nine month periods ended September 30, 2006 were our Series G1, G2 and M Preferred Stock as well as our Series L and M Warrants as their effect would have been anti-dilutive.

At September 30, 2006, if our remaining convertible preferred stock and common stock purchase warrants were exercised and/or converted, we would be required to issue the following amounts of our common stock:

Instrument	Conversion / Exercise Price (a)	Shares of Common Stock Issuable at September 30, 2006
Series M Preferred	$0.59	7,457,627
Series G1 Preferred	$12.50	12,800
Series G2 Preferred	$3.00	33,333
Series L Warrants	$0.67	3,182,836
Series M Warrants	$0.57	4,255,965
Common Stock Potentially Issued Upon Conversion / Exercise		14,942,561

(a)  Certain conversion and exercise prices are subject to adjustment under certain circumstances

(14)         COMMITMENTS AND CONTINGENCIES

Operating Leases — We lease our corporate and certain other office space. Future minimum rental payments required under all leases that have initial or remaining noncancellable lease terms in excess of one year as of September 30, 2006, are as follows (in thousands):

Year	Amount
Remainder of 2006	$87
2007	346
2008	275
2009	240
2010	242
Thereafter	262
Total minimum payments required	$1,452

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

From time to time, we provide for reserves related to contingencies when a loss is probable and the amount is reasonably estimable.

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

OVERVIEW

We are an independent oil and gas exploration, exploitation, development and production company who seeks to invest in energy-based growth opportunities. Our oil and gas operations are conducted through our wholly-owned subsidiary, Gulf Energy Management Company (“GEM”). GEM’s operations consist of exploration, exploitation, development, production and acquisition efforts in the United States, principally in the onshore and offshore Gulf Coast regions of South Texas and Louisiana, as well as coal bed methane exploration and development activities in Indiana and Ohio. We have an investment in Global Energy Development PLC (“Global”) through our ownership of approximately 34% of Global’s ordinary shares which we account for as a cost method investment. Global has exploration, development and production activities in Colombia and exploration activities in Panama and Peru.

Our revenues are primarily derived from production from GEM’s oil and gas properties. Approximately 39% of GEM’s natural gas and crude oil production comes from GEM operated properties all located in the United States. Our revenues are a function of the oil and gas volumes produced and the prevailing commodity price at the time of production, and certain quality and transportation discounts. The commodity prices for crude oil and natural gas as well as the timing of production volumes have a significant impact on our operating income.  From time-to-time, GEM enters into hedging contracts to achieve more predictable cash flows and to reduce exposure to declines in market prices. During the nine months ended September 30, 2006, GEM’s oil and gas revenues were comprised of approximately 45% oil sales and 55% natural gas sales. Substantially all of GEM’s production is concentrated in five oil and gas fields along the onshore and offshore Texas and Louisiana Gulf Coast.

During August 2006, we started a new operating segment through our wholly-owned subsidiary, Harken Energy Market Investments, Inc. (HEMI), which engages in the active management of investments in energy industry securities traded on domestic securities exchanges. HEMI strives to obtain favorable investment returns by diversifying investment holdings within the energy sector and balancing risk exposures.

DECONSOLIDATION OF GLOBAL

At December 31, 2005 and September 30, 2006, we owned approximately 34% of Global’s ordinary shares. During the first quarter of 2006, Lyford Investments Enterprises Ltd. (“Lyford”) owned 17.01% of the ordinary shares of Global and also beneficially owned approximately 30% of the combined voting power of our common stock. Lyford’s representative, Alan Quasha, is the Chairman of our Board of Directors. During the first quarter of 2006, our direct equity interest of 33.67% combined with Lyford’s 17.01% equity interest in Global and the previous sharing of certain management and administrative functions between Global and us, were deemed to provide us with the legal power to control the operating policies and procedures of Global as of March 31, 2006, which required us to consolidate the operations of Global as of such date.

In April 2006, Global advised us that Lyford had sold a portion of its equity interest in Global, reducing Lyford ownership to 15.89% of the ordinary shares of Global such that our direct equity interest in Global combined with Lyford’s direct equity interest in Global was reduced to less than 50% of Global’s outstanding voting securities.  Based upon this reduction in ownership and the elimination of shared management and administrative functions between us and Global, we determined that we no longer have the legal power to control the operating policies and procedures of Global and that we were required to deconsolidate Global from our consolidated financial statements during the second quarter of 2006. Under US GAAP, we reflected this deconsolidation prospectively, and, accordingly, we have not restated prior year amounts. As a result of this treatment, Global’s operations for the quarter ended March 31, 2006 are still included in our consolidated condensed financial statements at September 30, 2006.

Based upon our ownership percentage at September 30, 2006 of approximately 34% of Global’s outstanding common shares, we normally would treat our ownership of Global as an equity method investment if we had the ability to exercise significant influence over Global. However, there are certain information requirements needed from Global to permit us to comply with the requirements of the equity method.   Global’s common shares are listed on the AIM Market of the London Stock Exchange, and under AIM guidelines, Global publicly reports its financial results on a semi-annual basis (June 30 and December 31) in conformity with accounting principles generally accepted in the United Kingdom (“UK GAAP”). To comply with the requirements of the equity method, we require adequate financial information from Global in order to conform Global’s UK GAAP financial statements to accounting principles generally accepted in the United States on a quarterly basis. We have made formal written requests to Global to provide us the needed financial information to apply the equity method, but Global has refused to provide to us this information, citing foreign exchange restrictions against providing more financial information than is available to their other shareholders.

As reflected in Global’s public announcements and filings, Global’s board of directors was expanded to six members.  One of the new directors, a member of the House of Lords of the United Kingdom, now heads Global’s audit committee and has taken an active role in the oversight of the committee’s functions and obligations with respect to restrictions imposed on Global regarding the disclosure of nonpublic information.  As a result, and due to Global’s continued refusal to provide the financial information required for us to treat Global as an equity method investment, we concluded that we do not have the ability to exercise significant influence over Global and cannot comply with the requirements of the equity method.  Therefore beginning April 1, 2006, we are accounting for our Global shares as an available-for-sale cost method investment.  We will recognize only dividend income beginning April 1, 2006, and our investment in Global will be adjusted to fair value every quarterly period with an offset to other comprehensive income in stockholders’ equity.

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

At September 30, 2006, our investment in Global of $30.5 million was equal to the market value of our 11.9 million shares of Global’s common stock based on Global’s closing share price of £1.37. The foreign currency exchange rate changed from 1.74 U.S. dollars per U.K. pounds sterling at April 1, 2006 to 1.87 U.S. dollars per U.K. pounds sterling at September 30, 2006. The foreign currency translation adjustment of $4.2 million and the unrealized loss on investment of $32.3 million for these subsequent changes in market value are recorded to other comprehensive income in stockholders’ equity at September 30, 2006. At September 30, 2006, our total unrealized gain on Global shares recorded to other comprehensive income in stockholders equity was $20.7 million.

Pro Forma Information – The following unaudited pro forma combined condensed balance sheet at December 31, 2005 along with the pro forma combined condensed statement of operations for the three months ended September 30, 2005 and the nine months ended September 30, 2005 and 2006 gives effect to the deconsolidation of Global’s operations as if it had been effective for all periods presented.  The combined condensed balance sheet at September 30, 2006 and the combined condensed statement of operations for the three months ended September 30, 2006 are presented as reported.  The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of future operating results.

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

To arrive at our pro forma combined condensed statement of operations for each period presented, we removed Global’s historical results of operations at their previously-reported values and adjusted the Gain on Sale of Global shares and the Gain on Exercise of Global Warrants to the gains which would have been reported if Global was a cost-method investment at the time.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

PRO FORMA CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited, in thousands)

	December 31, 2005	September 30, 2006
Assets

Current Assets:
Cash and temporary investments	$14,269	$16,149
Short term investments	15,000	17,950
Margin deposits held by broker	—	1,357
Accounts receivable, net	6,566	8,322
Assets of discontinued operations	8,904	—
Available for sale investments, current	—	891
Prepaid expenses and other current assets	1,060	1,618
Total Current Assets	45,799	46,287

Property and Equipment, net	50,189	48,505
Available for sale investment	50,186	30,496
Other Assets, net	1,580	664
	$147,754	$125,952

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade payables	$4,267	$1,841
Accrued liabilities and other	3,801	3,576
Liabilities of discontinued operations	53	—
Derivative liabilities	—	617
Revenues and royalties payable	2,521	1,922
Total Current Liabilities	10,642	7,956

Asset Retirement Obligation	5,502	7,303
Accrued Preferred Stock Dividends	—	49
Total Liabilities	16,144	15,308

Commitments and Contingencies (Note 14)

Stockholders’ Equity:	131,610	110,644
	$147,754	$125,952

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

Revenues and other:
Oil and gas operations	$4,123	$6,907	$13,845	$17,959
Interest and other income, net	208	500	342	1,139
	4,331	7,407	14,187	19,098
Costs and Expenses:
Oil and gas operating expenses	1,536	2,130	4,160	5,903
General and administrative expenses	1,305	1,337	4,153	4,276
Depreciation and amortization	1,269	2,423	4,638	7,203
Increase in Global warrant liability	5,100	—	12,947	—
Accretion expense	90	116	256	299
Interest expense and other, net	173	5	496	5
	9,473	6,011	26,650	17,686
Gain on exercise of Global warrants (A)	25,734	—	25,734	—
Gain on sale of subsidiary shares (A)	10,789	—	27,715	—
Net income before income taxes	$31,381	$1,396	$40,986	$1,412
Income tax expense	—	—	15	—
Net income from continuing operations	$31,381	$1,396	$40,971	$1,412
Loss from discontinued operations, net of taxes	(116)	(3)	(2,158)	(1,223)
Net income	$31,265	$1,393	$38,813	$189
Accrual of dividends related to preferred stock	(255)	(47)	(858)	(154)
Payment of preferred stock dividends/redemption of preferred stock	111	—	323	(1,165)
Net income / (loss) attributed to common stock	$31,121	$1,346	$38,278	$(1,130)
Basic net income /(loss) per common share:
Net income / (loss) per common share	$0.14	$0.01	$0.18	$(0.01)
Weighted average common shares outstanding	217,251,270	223,342,658	218,041,835	223,383,117
Diluted income / (loss) per common share:
Net income/(loss) per common share	$0.13	$0.01	$0.15	$(0.01)
Weighted average common shares outstanding	242,904,248	223,342,658	247,087,405	223,383,117

(A)      Calculated under cost-method accounting.

GEM’S OPERATIONS:

As of November 7, 2006, GEM’s net domestic production rate was at approximately 9.0 million cubic feet equivalent of natural gas per day. During the nine months ended September 30, 2006, GEM has been actively participating in the development of its oil and gas assets increasing its net domestic production rate from approximately 5.7 million cubic feet equivalent at December 31, 2005 to its current levels. The following field data updates the status of GEM’s operation:

Lake Raccourci Field, Lafourche Parish – Louisiana

GEM holds an average 40% operated working interest in each of its Lake Raccourci wells. Gross production for this field is approximately 7.4 million cubic feet equivalent of natural gas per day. Production following a workover to repair the State Lease 14589 #2 well has exceeded our expectations, and the well is flowing at a gross production rate of about 4.9 million cubic feet equivalent of natural gas per day.  In addition we have installed gas lift capacity to the State Lease 1480 #2 well, which is now producing at a gross rate of about .6 million cubic feet equivalent of natural gas per day.  GEM is presently seeking industry partners to drill a field extension well.

Point-au-Fer Field, Terrebonne Parish – Louisiana

GEM owns a 12.5% non-operated working interest in this approximate 56 square mile area. Gross production for this field is approximately 1.4 million cubic feet equivalent of natural gas per day. GEM participated in the drilling of one well during the third quarter of 2006 for a total of three wells in this field during 2006.  The first two wells are now flowing to sales and are included in the field total. The third well has been logged and cased. A completion rig is anticipated in the fourth quarter of 2006.

Several prospects have been identified in the area, and GEM expects to have additional drilling and workover activity in this area during the remainder of 2006.

Allen Ranch Field, Colorado County – Texas

GEM owns an 11.25% non-operated working interest in this area.  Gross production for this field is approximately 7.4 million cubic feet equivalent of natural gas per day. Stimulation and testing is now complete in the initial well, the Hancock Gas Unit # 1, and all bridge plugs have been removed from the wellbore. Current gross production for this well is approximately 5.4 million cubic feet equivalent of natural gas per day. Testing continues for the second well, the Hancock Gas Unit #2, with the most recently tested zone producing on a gross basis approximately 2.0 million cubic feet equivalent of natural gas per day. Once testing is competed, all temporary bridge plugs will be removed and the various horizons commingled for long-term production.  Stabilized production rates should be established during the fourth quarter of 2006.

Point-a-la-Hache Field, Plaquemines Parish – Louisiana

During the second quarter of 2006, repairs to the production barge at this field were completed, however the current producing zone subsequently watered out. Currently, gross production for this single well field is approximately 1.0 million cubic feet equivalent of natural gas per day. GEM plans on adding gas lift capacity on this well to enhance production rates and ultimate recovery. GEM estimates this work to be completed by the end of November 2006.  GEM maintains a 25% operated working interest in the area.

Coalbed Methane Prospects – Indiana and Ohio

Indiana Prospect – Non-Operated

In 2005, after the submission of a Phase I core evaluation report by the technical consultant, GEM elected to proceed and fund pilot well drilling under Phase II of the agreement. GEM is experiencing limited availability of needed equipment in order to move forward with the pilot program.  However, GEM still expects the drilling of the pilot wells to occur during the fourth quarter of 2006.

Ohio Cumberland Prospect - Non-Operated

Core samples from the Ohio CBM prospect are being analyzed for gas content, gas composition and characteristics of the coal.  Depending on final results and availability of equipment, GEM may elect to schedule drilling of pilot wells on its Ohio CBM prospect area during the fourth quarter of 2006.

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

As of September 30, 2006, Harken owned less than a majority of the common shares of Global and did not possess the legal power to direct the operating policies and procedures of Global through our direct ownership, combined with the 15.46% ownership by Lyford in Global shares. In addition, Harken has concluded that Global was not a VIE at September 30, 2006 as contemplated by FIN 46(R). During the nine months ended September 30, 2006, we had an investment in a VIE named IBA, which we consolidated in accordance with FIN 46(R). During the second quarter of 2006, we determined to account for IBA as a discontinued operation. See Note 4 – “Discontinued Operations” in the notes to the Consolidated Condensed Financial Statements for information regarding IBA.

Financial Instruments - We carry our financial instruments including cash, auction rate bonds, equity securities and derivatives at their estimated fair values.  The fair values of our auction rate bonds, securities and exchange-traded derivatives are based on prices quoted in active markets; the fair values of our commodity derivatives are based on pricing provided by our counterparties.

Our investments in auction rate bonds have been designated trading securities, and their associated gains are recognized in earnings.  All of our investments in equity securities have been designated as available for sale. With the exception of our investment in Global, these securities have been classified as current assets in our accompanying balance sheets due to our ability to readily convert these investments into cash to fund current operations or satisfy other cash requirements as needed. Our investment in Global is classified as a non-current asset in our accompanying balance sheets. The associated unrealized gains and losses on our available for sale investments are recorded to other comprehensive income until realized.

We have not designated any of our derivative instruments as hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” All gains and losses related to these positions are recognized in earnings.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 133 and 140.” This Statement provides new accounting guidance for embedded derivatives and other issues. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on our financial statements.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R).” FSP FIN 46(R)-6 provides further accounting guidance in assessing whether an entity is subject to the accounting requirements of FIN 46(R). FSP FIN 46(R)-6 is effective for all entities with which an enterprise becomes involved and all existing entities when a reconsideration event has occurred, in each case, at the beginning of the first reporting period that starts after June 15, 2006. The adoption of FIN 46(R)-6 is not expected to have a material impact on our financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing whether we will early adopt SFAS No. 157 as of the first quarter of fiscal 2007 as permitted, and we are currently evaluating the impact adoption may have on our financial statements.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  This Statement amends Statement 87, FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, Statement 106, and FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature. SFAS No. 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. This Statement also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  We have no defined benefit or other post retirement plans subject to this standard.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period.  If the prior period effect is material to the current period, then the prior period is required to be corrected.  Correcting prior year financial statements would not require an amendment of prior year financial statements, but such corrections would be made the next time the company files the prior year financial statements.  Upon adoption, SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for corrections of prior period misstatements required under this statement.  SAB 108 is effective for fiscal years beginning after November 15, 2006. The adoption of SAB 108 is not expected to be material to our consolidated financial statements.

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

Pro forma Consolidated Condensed Statement of Operations Comparisons

The primary components of our pro forma net income from continuing operations for the periods ended September 30, 2006 compared to the pro forma net income from continuing operations for the periods ended September 30, 2005 are as follows (in thousands, except per-share data):

	Three months ended September 30,			Nine months ended September 30,
	2005	2006	% Change	2005	2006	% Change
Oil and gas operating profit (1)	$2,587	$4,777	85%	$9,685	$12,056	24%
Gas sales revenues	$2,165	$3,735	73%	$7,519	$9,884	31%
Gas production (mcf)	254,843	511,174	101%	1,015,770	1,329,120	31%
Gas price per mcf	$8.50	$7.31	(14)%	$7.40	$7.44	1%
Oil sales revenues	$1,958	$3,172	62%	$6,326	$8,075	28%
Oil production (bbls)	32,743	45,596	39%	121,538	121,746	0%
Oil price per bbl	$59.80	$69.57	16%	$52.05	$66.33	27%
Interest income	$185	$424	129%	$313	$1,136	263%
Other revenues, net	$23	$76	230%	$29	$3	(90)%
General and administrative expenses, net	$1,305	$1,337	2%	$4,153	$4,276	3%
Depreciation, depletion and amortization	$1,269	$2,423	91%	$4,638	$7,203	55%
Increase in Global warrant liability	$5,100	$—	(100)%	$12,947	$—	(100)%
Accretion expense	$90	$116	29%	$256	$299	17%
Interest expense and other, net	$173	$5	(97)%	$496	$5	(99)%
Gain from exercise of Global warrants	$25,734	$—	(100)%	$25,734	$—	(100)%
Gain from sale of Global shares	$10,789	$—	(100)%	$27,715	$—	(100)%
Income tax expense	$—	$—	0%	$15	$—	(100)%
Net income from continuing operations	$31,381	$1,396	(96)%	$40,971	$1,412	(97)%
Net income from continuing operations attributed to common stock	$31,237	$1,349	(96)%	$40,436	$93	(100)%
Net income from continuing operations per common share:
Basic	$0.14	$0.01	(93)%	$0.19	$—	(100)%
Diluted	$0.13	$0.01	(92)%	$0.16	$—	(100)%

(1)          GEM’s operating profit is calculated as oil and gas revenues less oil and gas operating expenses

The following is our discussion and analysis of significant components of our continuing operations which have affected our pro forma earnings and balance sheet during the periods included in the accompanying consolidated condensed financial statements.

For the quarter ended September 30, 2006 compared with the corresponding prior year period.

GEM Operating Results:

GEM’s oil and gas revenues are generated from the operations in the onshore and offshore areas of the Texas and Louisiana Gulf Coast. During the third quarter of 2006, GEM’s oil and gas revenues increased 68% to approximately $6.9 million compared to $4.1 million for the prior year period primarily due to an increase in oil and gas sales volumes as well as an increase in average oil prices received as compared to the prior year period.

GEM’s natural gas revenue increased 73% to approximately $3.7 million during the third quarter 2006 as compared to $2.2 million during the third quarter 2005. Although natural gas volumes increased 100% from 255,000 mcf for the third quarter 2005 to 511,000 mcf for the third quarter 2006, the prices realized for natural gas sales fell from $8.50 to $7.31 during the 2006 period. The volume increase was attributed to new or improved production at Allen Ranch, Lapeyrouse, Raymondville and Lake Raccourci fields following the hurricanes from the prior year period.

GEM’s oil revenues increased 62% to approximately $3.2 million during the third quarter 2006 from approximately $2.0 million during the third quarter 2005. After fully recovering to pre-storm levels following the hurricanes of 2005, GEM experienced a 39% increase in oil production during the third quarter 2006 compared to the prior year period. GEM also realized an increase in oil prices received of 16% which averaged $69.57 per barrel compared to $59.80 per barrel in the prior year period.

GEM’s oil and gas operating expense increased 39% to approximately $2.1 million during the third quarter of 2006 compared to approximately $1.5 million during the third quarter 2005 primarily due to increases in the cost of insurance, continuing repair costs related to storms of 2005, demand-driven price increases for oilfield services and equipment associated with increased oilfield activity (particularly in offshore Louisiana due to ongoing hurricane repairs), as well as remedial workovers performed in the normal course of business.

Interest and Other Income, net

Interest and other income increased from $208 thousand during the 2005 period up to $500 thousand during the 2006 period, primarily due to higher cash and marketable securities balances maintained during the third quarter of 2006 compared to the third quarter of 2005. Also, contributing to the increase were approximately $115 thousand of net gains associated with our natural gas and crude oil option for contracts during the 2006 period.

Other Costs and Expenses

General and administrative expenses remained steady at $1.3 million during third quarter 2006 as well as third quarter 2005.

Depreciation and amortization expense increased significantly during third quarter 2006 when compared to third quarter 2005 due to increased depletion rates for GEM due to higher anticipated future development costs and the decrease in their oil and gas reserve volumes. Depletion on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

Interest and other expenses decreased during the third quarter of 2006 compared to the prior year period due primarily to interest expense incurred during the prior year period on our outstanding notes which were paid in full during 2005. We had no debt outstanding during 2006.

Global Warrant Liability

During the third quarter of 2005, we recognized a loss of $5.1 million due to the increase in the fair value of the Global Warrants we issued to Lyford. All Global Warrants held by Lyford were exercised during 2005; as a result we had no similar adjustments during 2006.

Gain on Sale of Global Shares

During the third quarter of 2005, we sold certain of our common shares of Global, at market price on the date of sale, in exchange for cash consideration, net of fees, of approximately $13.9 million. As a result of the sale of these shares, we recognized a gain of approximately $10.8 million equal to the amount by which the total sale proceeds exceeded our proportionate carrying value of Global.  We had no sales of our common shares of Global during the third quarter of 2006; as a result we had no similar gains during the 2006 period.

Gain on Exercise of Global Warrants

In September 2005, Lyford exercised all of its Global Warrants in exchange for cash proceeds of $6.4 million.  In the third quarter of 2005, we recognized a gain on the exercise of these warrants of approximately $26 million. All Global Warrants held by Lyford were exercised during 2005; as a result we had no similar gains during 2006.

Accrual of Dividends related to Preferred Stock

All of our preferred stock issuances require us to accrue dividends.  Dividends related to all of our preferred stock issuances are cumulative and may be paid in cash or common stock, at our option.  We accrue the dividends at their cash liquidation value and reflect the accrual of dividends as a reduction in earnings to arrive at net income (loss) attributable to common shareholders.  Accruals of dividends related to preferred stock for the three month periods ended September 30, 2005 and 2006 are as follows:

	Three Months Ended September 30,
	2005	2006
Series G1	$6,000	$3,000
Series G2	3,000	1,000
Series G4	154,000	—
Series J	42,000	—
Series M	50,000	43,000
Total	$255,000	$47,000

For the nine months ended September 30, 2006 compared with the corresponding prior year period.

GEM Operating Results:

During the first nine months of 2006, GEM’s oil and gas revenues increased 30% to approximately $18 million compared to $13.8 million for the prior year period due to both increased oil and gas sales volumes as well as an increase in average oil and gas commodity prices received as compared to the prior year period.

GEM’s natural gas revenue increased 31% to approximately $9.9 million during the first nine months of 2006 as compared to $7.5 million during the comparable period of 2005. Natural gas volumes increased 31% from 1,015,000 mcf for the first nine months of 2005 to 1,329,000 mcf for the same period during 2006. This volume increase was attributed to new or improved production at Allen Ranch, Lapeyrouse and Lake Raccourci fields.

GEM’s oil revenues increased 28% to approximately $8.1 million during the 2006 period from approximately $6.3 million during the 2005 period primarily due to an increase in oil prices received of 27% which averaged $66.33 per barrel compared to $52.05 per barrel in the prior year period.

GEM’s oil and gas operating expense increased 42% to approximately $5.9 million during the 2006 period compared to approximately $4.2 million during the 2005 period primarily due to the cost of insurance, continuing repair costs related to storms of 2005, remedial workovers performed in several fields and demand-driven price increases for oilfield services and equipment associated with increased oilfield activity (particularly in offshore Louisiana due to ongoing hurricane repairs.)

Interest and Other Income, net

Interest income increased from $342 thousand to $1.1 million primarily due to higher cash and marketable securities balances maintained during the nine months ended September 30, 2006 compared to the 2005 period. The higher cash and marketable securities balances were due to $40 million in prior year sales of Global shares during mid-2005.

Other Costs and Expenses

General and administrative expenses increased slightly to $4.3 million during the nine months ended September 30, 2006 as compared to $4.2 million for the 2005 period due primarily to higher franchise taxes mostly offset by decreases in professional fees as well as lower public company regulatory costs.

Depreciation and amortization expense increased significantly during the nine months ended September 30, 2006 compared to the 2005 period due to increased depletion rates for GEM due to higher anticipated future development costs and the decrease in their oil and gas reserve volumes. Depletion on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.

Interest and other expense decreased 99% during the nine months ended September 30, 2006 compared to the prior year period due primarily to interest expense incurred during the prior year on our outstanding notes which were paid in full during 2005. We had no outstanding debt during 2006.

Global Warrant Liability

During the nine months ended September 30, 2005, we recognized a loss of $12.9 million for the increase in the fair value of the Global Warrants held by Lyford. All Global Warrants held by Lyford were exercised during 2005; as a result we had no similar adjustments during the 2006 period.

Gain on Sale of Global Shares

During the nine months ended September 30, 2005, we sold certain of our common shares of Global, at market price on the date of sale, in exchange for cash consideration, net of fees, of approximately $40 million. As a result of the sale of these shares, we recognized a gain of approximately $27.7 million equal to the amount by which the total sale proceeds exceeded our proportionate carrying value of Global.  We had no sales of our common shares of Global during the third quarter of 2006; as a result we had no similar gains during the 2006 period.

Gain on Exercise of Global Warrants

In September 2005, Lyford exercised all of its warrants in exchange for cash proceeds of $6.4 million.  During the nine months ended September 30, 2005, we recognized a gain on the exercise of these warrants of approximately $26 million. All Global Warrants held by Lyford were exercised during 2005; as a result we had no similar gains during 2006.

Accrual of Dividends related to Preferred Stock

All of our preferred stock issuances require us to accrue dividends.  Dividends related to all of our preferred stock issuances are cumulative and may be paid in cash or common stock, at our option.  We accrue the dividends at their cash liquidation value and reflect the accrual of dividends as a reduction in earnings to arrive at net loss attributable to common shareholders.  Accruals of dividends related to preferred stock for the nine month periods ended September 30, 2005 and 2006 are as follows:

	Nine Months Ended September 30,
	2005	2006
Series G1	$62,000	$10,000
Series G2	12,000	6,000
Series G4	464,000	—
Series J	167,000	—
Series L	3,000	—
Series M	150,000	138,000
Total	$858,000	$154,000

Modification of Preferred Stock and Common Stock Warrants

During the first quarter 2006, as a result of renegotiated terms of the Series M Preferred and common stock warrants held by holders of our Series M Preferred and Series L Preferred, we recorded a charge totaling $1.1 million as a Modification of preferred stock and common stock warrants as an increase to Net loss to arrive at Net loss attributable to common shareholders in the Consolidated Condensed Statement of Operations for the period ended September 30, 2006. We also recorded $18 thousand during the 2006 period as a reduction in earnings related to the June 2006 dividend payments on our G1, G2 and M series of Preferred Stock. See Note 8 - “Redeemable Preferred Stock and Common Stock Warrants” in the Notes to Consolidated Condensed Financial Statements contained in Part I, Item 1 for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Pro-Forma Financial Condition

(Thousands of dollars)	December 31, 2005	September 30, 2006
	(Pro forma)	(unaudited)
Current ratio	4.30 to 1	5.82 to 1
Working capital	$35,157	$38,331
Total debt	$—	$—
Total cash and short term investments less debt	$29,269	$34,099
Stockholders’ equity	$131,610	$110,644
Total liabilities to equity	0.12 to 1	0.14 to 1

Working capital is the difference between current assets and current liabilities.

We may continue to seek to raise financing through the issuance of debt, equity and convertible debt instruments, and/or the sale of shares in Global, if needed, for utilization for acquisition, development or investment opportunities as they arise. We may reduce our ownership interest in Global’s common shares through strategic sales under certain conditions.

Cash Flows

Net cash flow provided by operating activities during the nine months ended September 30, 2006 was $6.7 million, as compared to $13.5 million in 2005 period. Although cash flow from operations decreased during the nine months of 2006 when compared with the same period of the prior year, the 2006 operating cash flows contained a $4.3 million reclass out of cash into short-term investments and margin deposits, while the prior year had no similar transactions. Our cash and short-term investments on hand at September 30, 2006 totaled approximately $34 million.

Net cash used in financing activities during first nine months of 2006 totaled approximately $1.4 million due primarily to the purchase of approximately 2.2 million shares of our common stock. Net cash used in investing activities during the first nine months of 2006 totaled approximately $11.6 million and was primarily comprised of approximately $14.0 million in capital expenditures, $4.3 million in cash balances removed due to the deconsolidation of Global partially offset by approximately $7.5 million received from the redemption of our IBA preferred stock in January 2006.

Obligations and Commitments

GEM Capital Commitments – GEM’s 2006 capital expenditure budget includes efforts to increase its oil and gas reserves and coalbed methane prospects through acquisition, exploitation and development drilling activities. For the nine months ended September 30, 2006, GEM has expended approximately $7.1 million of capital expenditures and workovers. The majority of these capital expenditures were associated with development drilling and completion at Point-au-Fer field, Lapeyrouse field, Allen Ranch field, workovers at Main Pass, Lake Raccourci and Lapeyrouse fields, as well as continuing additions associated with our coalbed methane projects. GEM’s remaining budgeted capital expenditures for 2006 are focused primarily on GEM’s holdings in the onshore and offshore Gulf Coast regions of Texas and Louisiana as well as the phased delineation, pilot and development program for its coalbed methane prospects. GEM expects to fund the budgeted 2006 capital expenditures with available cash on hand and through projected cash flow from operations in 2006. Possible weakening commodity prices, a decline in drilling success or substantial delays in bringing on production from wells drilled could cause reduced projected 2006 expenditures.  However, GEM’s planned capital expenditures for 2006 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in GEM losing certain prospect acreage or reducing its interest in future development projects

During August 2006, we started a new operating segment which engages in the active management of investments in energy industry securities traded on domestic securities exchanges.

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

We recognize the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. At September 30, 2006, GEM’s asset retirement obligation liability totaled approximately $7.3 million.

From time to time, we provide for reserves related to contingencies when a loss is probable and the amount is reasonably estimable.

In addition to the above commitments, during 2006 and afterward, government authorities under GEM’s Louisiana state leases and other North American operators may also request GEM to participate in the cost of drilling additional exploratory and development wells.  GEM may fund these future expenditures at their discretion.  Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on factors out of our control, such as the timing of the request, the depth of the wells and the location of the property. Our discretionary capital expenditures for 2006 will be curtailed if we do not have sufficient funds available.  If we do not have sufficient funds or otherwise choose not to participate, we may experience a delay of future cash flows from proved undeveloped oil and gas reserves. Such expenditure curtailments could also result in us losing certain prospect acreage or reducing our interest in future development projects. As of September 30, 2006, we had no material purchase obligations.

Off-Balance Sheet Arrangements — As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2006, we were not involved in any unconsolidated SPE transactions. We have no off-balance sheet arrangements.

Treasury Stock — Our Board has authorized the repurchase of 10 million shares of common stock. To date, we have purchased approximately 4.6 million shares under this repurchase program, and approximately 5.4 million shares remain available for repurchase.

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

If we seek to raise equity or debt financing to fund capital expenditures or other acquisition and development opportunities, those transactions may be affected by the market value of our common stock. If the price of our common stock declines, our ability to utilize our stock either directly or indirectly through convertible instruments for raising capital could be negatively affected. Further, raising additional funds by issuing common stock or other types of equity securities could dilute our existing stockholders, which dilution could be substantial if the price of our common stock decreases. Any securities we issue may have rights, preferences and privileges that are senior to our existing equity securities. Borrowing money may also involve pledging some or all of our assets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are exposed to market risks primarily as a result of changes in commodity prices.  Our derivative activities are subject to the management, direction and control of our Investment Committee (IC).  The IC is composed of our chief executive officer, the chairman of our board of directors, and one third-party consultant. Our risk management policies limit the exposure for investments made through HEMI to $20 million.

Commodity derivatives are used to mitigate the price risk inherent in our oil and gas operations.  We have entered into these contracts to protect against significant decreases in commodity prices and will continue to consider various arrangements to realize commodity prices that we consider favorable.

Other derivatives are used by our trading segment to capitalize on volatility and to increase the return or minimize the risk of our overall portfolio.  These financial instruments are entered into through a registered broker and are traded on domestic exchanges.

The following table summarizes our total potential obligations under our written derivative contracts as of September 30, 2006 (in thousands):

	Contractual Expiration		Total Notional/Maximum
	2007	2008	Amount	Fair Value
Written put options	$3,773	$2,747	$6,520	$491
Written call options	—	831	831	126
	$3,773	$3,578	$7,351	$617

We believe that the fair value of these contracts is a more relevant measure of the obligations because we believe the notional amount overstates the expected payout. With regard to the written call options, our exposure is limited to our basis in the underlying shares which we have purchased. We have no written call options for which we do not own the underlying shares.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred  during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           The following table provides information about purchases by the Company during the three months ended September 30, 2006, of its Common Stock:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Program (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 through July 30, 2006	0	n/a	0	6,228,000
August 1, 2006 through August 31, 2006	0	n/a	0	6,228,000
September 1, 2006 through September 30, 2006	877,100	$0.57	877,100	5,350,900
Total	877,100	$0.57	877,100	5,350,900

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

4.3

Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company (successor to Mellon Investor Services LLC, formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated June 18, 2002 (filed as Exhibit 4.11 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

4.4

Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company (successor to Mellon Investor Services LLC, formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated August 27, 2002 (filed as Exhibit 4.12 to Harken’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-10262, and incorporated by reference herein).

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

Harken Energy Corporation
(Registrant)

Date: November 7, 2006	By:	/s/ Anna M. Williams
Vice President-Finance and
Chief Financial Officer