Form 10-K
period 2006-12-31
HARKEN ENERGY CORP
filed 2007-02-28
CIK 313478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The aggregate market value of the voting Common Stock, par value $0.01 per share, held by non affiliates of the Registrant as of June 30, 2006 was approximately $101 million. For purposes of the determination of the above stated amount only, all directors, executive officers and 5% or more stockholders of the Registrant are presumed to be affiliates.

The number of shares of Common Stock, par value $0.01 per share, outstanding as of February 1, 2007 was 219,794,387.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of this fiscal year covered by this report, are incorporated by reference in Part III of this report.

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

PART I

ITEM 1. BUSINESS

Overview

We are an independent energy company engaged primarily in oil and gas exploration, exploitation, development and production activities.  In addition to our oil and gas operations, we engage in the active management of investments in energy industry securities and futures traded on domestic and international securities exchanges. We also seek to invest in additional energy-based growth opportunities. Our crude oil and natural gas operations consist of exploration, exploitation, development, production and acquisition efforts in the United States, principally in the onshore and offshore Gulf Coast regions of South Texas and Louisiana, as well as coal bed methane exploration and development activities in Indiana and Ohio.

We have an investment in Global Energy Development PLC (“Global”) through our ownership of approximately 34% of Global’s ordinary shares which we account for as a cost method investment. Global has exploration, development and production activities in Colombia and exploration activities in Panama and Peru.

Consistent with our previously announced energy-based diversification and growth strategy in 2006, we diversified our holdings of oil and gas assets by acquiring an investment in a junior oil and gas exploration company in Canada.

For financial information for each of our operating segments, including information regarding consolidated revenues and total assets, see “Note 16 - Other Information” contained in the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

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

Oil and Gas Exploration and Production Operations

Our oil and gas operations consist of exploration, exploitation, development, production and acquisition efforts in the United States, principally in the onshore and offshore Gulf Coast regions of South Texas and Louisiana, as well as coal bed methane exploration and development activities in Indiana and Ohio. During the three years ended December 31, 2006, we drilled or participated in the drilling of 32 oil and gas wells in North America, completing 23 of the wells drilled. During 2006, we drilled or participated in the drilling of 9 exploratory and development wells and successfully completed 6 of those wells. We are continuing to seek joint venture and farmout opportunities to explore and develop our domestic oil and gas prospect portfolio. As of December 31, 2006, we operate or own a non-operating working interest in 70 oil wells, 73 gas wells and 14 injection wells in the Gulf Coast area of the United States.  All of our proved reserves are concentrated in the Gulf Coast region of Louisiana and Texas.

Prospect Acreage - In addition to the producing property interests discussed above, we own, through certain wholly-owned subsidiaries, interests in a variety of domestic prospect acreage in the Lake Raccourci and Lapeyrouse fields of LaFourche and Terrebonne Parishes, respectively, in Louisiana and in the Old Ocean field in Matagorda and Brazoria Counties of Texas.

See Note 16 — “Other Information” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for financial information about our North America oil and gas interests.

Oil and Gas Customers

During 2006, two domestic customers, Shell and Chevron/Texaco, purchased approximately 35% of our consolidated revenues. During 2005, two domestic customers, Shell and Cinergy, purchased approximately 17% of our consolidated revenues. There were no domestic customers during 2004 that individually represented 10% or more of our consolidated revenues.

Oil and Natural Gas Marketing

Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months.  Seasonal anomalies such as mild winters or hot summers sometimes lessen this fluctuation.  The spot market for oil and gas is subject to volatility as supply and demand factors fluctuate.  We may periodically enter into financial hedging arrangement with a portion of our oil and gas production.  These activities are intended to support targeted price levels and to manage our exposure to price fluctuations.  See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Oil and Gas Properties and Locations

Production and Revenues — See also Note 18 — “Oil and Gas Disclosures” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for certain information about our proved oil and gas reserves.  A summary of our ownership in our most significant producing properties is as follows:

	Average Working Interest	Average Revenue Interest
Lake Raccourci — Domestic	40%	28%
Lapeyrouse — Domestic	14%	9%
Raymondville — Domestic	27%	19%
Main Pass Block 35 — Domestic	90%	72%
Allen Ranch, Texas — Domestic	11%	8%

The following table shows, for the periods indicated, operating information attributable to our domestic oil and gas interests:

	Year Ended December 31,
	2002	2003	2004	2005	2006
Production:
Natural Gas (Mcf)	3,162,000	2,074,000	1,739,000	1,266,000	1,712,000
Oil (Bbls)	266,000	237,000	181,000	135,000	167,000
Revenues:
Natural Gas	$10,573,000	$11,223,000	$10,745,000	$10,768,000	$12,381,000
Oil	6,595,000	7,206,000	7,270,000	7,086,000	10,769,000
Total	$17,168,000	$18,429,000	$18,015,000	$17,854,000	$23,150,000

Unit Prices:
Natural Gas (per Mcf)	$3.34	$5.41	$6.18	$8.51	$7.23
Oil (per Bbl)	$24.79	$30.39	$40.06	$52.62	$64.30
Production costs per equivalent Mcfe	$1.53	$2.01	$1.90	$2.55	$3.07
Amortization per equivalent Mcfe	$1.43	$1.48	$2.38	$2.78	$3.26

Acreage and Wells — At December 31, 2006, we owned interests in the following oil and gas wells and acreage.

	Gross Wells		Net Wells		Developed Acreage		Undeveloped Acreage
State	Oil	Gas	Oil	Gas	Gross	Net	Gross	Net
Texas	—	33	—	7.07	4,465	918	10,506	2,018
Louisiana	70	40	57.43	6.01	11,340	2,780	14,422	4,125
Other	—	—	—	—	—	—	1,862	1,210
Total	70	73	57.43	13.08	15,805	3,698	26,790	7,353

Drilling Activity - A well is considered “drilled” when it is completed. A productive well is completed when permanent equipment is installed for the production of oil or gas.  A dry hole is completed when it has been plugged as required and its abandonment is reported to the appropriate government agency. The following tables summarize certain information concerning our drilling activity:

	Number of Gross Wells Drilled
	Exploratory		Developmental		Total
	Productive	Drilled	Productive	Drilled	Productive	Drilled
2004	2	4	7	8	9	12
2005	5	8	3	3	8	11
2006	2	5	4	4	6	9
Total	9	17	14	15	23	32

	Number of Net Wells Drilled
	Exploratory		Developmental		Total
	Productive	Drilled	Productive	Drilled	Productive	Drilled
2004	0.10	0.10	1.05	3.23	1.15	3.33
2005	0.75	0.93	0.16	0.16	0.91	1.09
2006	0.20	0.52	0.76	0.76	0.96	1.28
Total	1.05	1.55	1.97	4.15	3.02	5.70

Coalbed Methane Prospects — Indiana and Ohio

At December 31, 2006, we currently hold three coalbed methane exploration and development agreements in Indiana and Ohio. Two prospects provide for an area of mutual interest of approximately 400,000 acres and one for approximately 20,000 acres. The agreements provide for a phased delineation, pilot and development program, with corresponding staged expenditures. Contracted third parties with a long track record in successful coalbed methane development provide expert advice for these projects.  We are actively continuing the development of these projects through evaluation studies and the drilling of pilot wells in accordance with the exploration and development agreements.

Investment in Global Energy Development PLC

At December 31, 2006, we hold an investment in Global through our ownership of approximately 34% of Global’s ordinary shares which we account for as a cost method investment.  Global has exploration, development and production activities in South America.  During the second quarter of 2006, we were required to deconsolidate Global from our consolidated financial statements. Based on our reduced ownership of Global and the elimination of shared management and administrative functions between Global and us during 2006, we determined that we no longer have the legal power to control the operating policies and procedures of Global. Under accounting principles generally accepted in the United States of America (US GAAP), we reflected this deconsolidation prospectively. As a result of this treatment, Global’s operations for the quarter ended March 31, 2006 are still included in our consolidated financial statements at December 31, 2006. See “Note 2 - Investment in Global” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Canadian Investments

In December 2006, towards our effort of pursuing additional energy-based growth opportunities, we acquired 2.6 million common shares and 1.3 million warrants to acquire common shares of Spitfire Energy, Ltd. (“Spitfire”) through a private placement for investment purposes at a total cost of $2.3 million. At December 31, 2006, these common share holdings represented approximately 9% of the currently outstanding Spitfire common shares (14.0% assuming exercise of the warrants).  Spitfire is an independent public company (TSX-V: SEL) actively engaged in the exploration, development and production of crude oil, natural gas and natural gas liquids in Western Canada.  Additional information may be found at the Spitfire website, www.spitfireenergy.com.  We are currently evaluating strategic alternatives regarding additional investments in Canadian junior oil and gas companies. See “Note 4 - Investments” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Other Energy-Based Investments

During 2006, we began engaging in the active management of investments in energy industry securities traded on domestic securities exchanges. We strive to obtain favorable investment returns by diversifying investment holdings within the energy sector and balancing risk exposures. At December 31, 2006, we held approximately $7.9 million outstanding of weighted average notional value in a combination of exchange-traded options on futures contracts and common stocks. See “Note 4 - Investments” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for financial information regarding our trading activities.

Employees

At December 31, 2006, we had 22 employees. We have experienced no work stoppages or strikes as a result of labor disputes and consider relations with our employees to be satisfactory. We maintain group life, medical, dental, surgical and hospital insurance plans for our employees.

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

During the quarter ended December 31, 2006, our management determined that we had a material weakness in internal control over financial reporting which occurred and was associated with an unresolved pay-out calculation on one of our domestic wells in the Lake Raccourci field which was not properly documented and accounted for within our revenue and accounting system. Subsequently, during the quarter ended December 31, 2006 we engaged a third-party firm to conduct a comprehensive review of our domestic operations agreements. Subsequent to our remediation efforts during the fourth quarter of 2006, our management determined that we no longer had a material weakness in our internal control over financial reporting as of December 31, 2006.

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

The estimated discounted future net cash flows described in this Annual Report for the year ended December 31, 2006 should not be considered as the current market value of the estimated oil and gas reserves attributable to our properties from proved reserves.  Such estimates are based on prices and costs as of the date of the estimate, in accordance with SEC requirements, while future prices and costs may be materially higher or lower.  The SEC requires that we report our oil and natural gas reserves using the price as of the last day of the year. Using lower values in forecasting reserves will result in a shorter life being given to producing oil and natural gas properties because such properties, as their production levels are estimated to decline, will reach an uneconomic limit, with lower prices, at an earlier date.  There can be no assurance that a decrease in oil and gas prices or other differences in our estimates of its reserve will not adversely affect our financial condition and results of operations.

If estimated discounted future net cash flows decrease, we may be required to take writedowns.

We periodically review the carrying value of our oil and gas properties under applicable full-cost accounting rules. These rules require a writedown of the carrying value of oil and gas properties if the carrying value exceeds the applicable estimated discounted future net cash flows from proved oil and gas reserves. Given the volatility of oil and gas prices, it is reasonably possible that the estimated discounted future net cash flows could change in the near term. If oil and gas prices continue to decline in the future, even if only for a short period of time, it is possible that writedowns of oil and gas properties could occur. Whether we will be required to take such a charge will depend on the prices for oil and gas at the end of any quarter and the effect of reserve additions or revisions, property sales and capital expenditures during such quarter.

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

One of our shareholders owns a significant amount of our common stock and exercises significant control over us.

As of December 31, 2006, Lyford Investments Enterprises Ltd. (“Lyford”) beneficially owned approximately 30% of the combined voting power of our outstanding common stock. Lyford is in a position to significantly influence decisions with respect to:

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

Risks associated with our crude oil and natural gas operations:

Our future success depends on our ability to find, develop and acquire oil and gas reserves.

As is generally the case, our producing properties in the Gulf of Mexico and the onshore Gulf Coast often have high initial production rates, followed by steep declines. To maintain production levels, we must locate and develop or acquire new oil and gas reserves to replace those depleted by production. Without successful exploration or acquisition activities, our reserves, production and revenues will decline rapidly. We may be unable to find and develop or acquire additional reserves at an acceptable cost. In addition, substantial capital is required to replace and grow reserves. If lower oil and gas prices or operating constraints or production difficulties result in our cash flow from operations being less than expected or limit our ability to borrow under our credit arrangements, we may be unable to expend the capital necessary to locate and develop or acquire new oil and gas reserves.

Actual quantities of recoverable oil and gas reserves and future cash flows from those reserves most likely will vary from our estimates.

Estimating accumulations of oil and gas is complex. The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions, some of which are mandated by the SEC, such as oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of:

•                                          the quality and quantity of available data;

•                                          the interpretation of that data;

•                                          the accuracy of various mandated economic assumptions; and

•                                          the judgment of the persons preparing the estimate.

The proved reserve information set forth in this report is based on estimates we prepared. Estimates prepared by others might differ materially from our estimates. Actual quantities of recoverable oil and gas reserves, future production, oil and gas prices, revenues, taxes, development expenditures and operating expenses most likely will vary from our estimates. Any significant variance could materially affect the quantities and net present value of our reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development and prevailing oil and gas prices. Our reserves also may be susceptible to drainage by operators on adjacent properties.

 You should not assume that the present value of future net cash flows is the current market value of our estimated proved oil and gas reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from proved reserves on prices and costs in effect at December 31. Actual future prices and costs may be materially higher or lower than the prices and costs we used.

Oil and gas price fluctuations in the market may adversely affect the results of our operations.

The results of our operations are highly dependent upon the prices received for our oil and natural gas production. Substantially all of our sales of oil and natural gas are made in the spot market, or pursuant to contracts based on spot market prices, and not pursuant to long-term, fixed-price contracts.  Accordingly, the prices received for our oil and natural gas production are dependent upon numerous factors beyond our control. These factors include the level of consumer product demand, governmental regulations and taxes, the price and availability of alternative fuels, the level of foreign imports of oil and natural gas and the overall economic environment.  Significant declines in prices for oil and natural gas could have a material adverse effect on our financial condition, results of operations and quantities of reserves recoverable on an economic basis.  Any significant decline in prices of oil or gas could have a material adverse effect on our financial condition and results of operations.  Recently, the price of oil and natural gas has been volatile.  For example, during 2006, based on NYMEX pricing, the price for a bbl of oil ranged from a high of $77.03 to a low of $55.81 and the price for a Mcf of gas ranged from a high of $11.23 to a low of $4.20.

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

During 2005, our operations in the Gulf of Mexico were affected by one tropical storm and two hurricanes that interrupted both production and certain drilling operations. As much as 75% of our Gulf Coast domestic production was shut in at one-time during 2005. Restoration of curtailed production was dependent on resumption of downstream infrastructure of third-parties and the availability of service and equipment contractors necessary for over-water transportation repairs.

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

Drilling oil and gas wells particularly in certain regions of the United States could be hindered by hurricanes, earthquakes and other weather-related operating risks.

Our operations in the Texas and Louisiana Gulf Coast area are subject to risks from hurricanes and other natural disasters. Damage caused by hurricanes, earthquakes or other operating hazards could result in substantial losses to us. For example, during 2004 and 2005, our oil and gas operations were affected by tropical storms and hurricanes resulting in reduced oil and gas volumes during those periods.  See “Risk Factors — We may encounter operating hazards that may result in substantial losses.”

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

Although we believe that our operations are in substantial compliance with existing requirements of governmental bodies, our ability to conduct continued operations is subject to satisfying applicable regulatory and permitting controls. Our current permits and authorizations and ability to get future permits and authorizations may be susceptible on a going forward basis, to increased scrutiny, greater complexity resulting in increased costs, or delays in receiving appropriate authorizations.

Risk factors associated with our investment activities:

Our investment activities may cause us to become a registered investment company

We have made a recent investment in a Canadian junior oil and gas company.  Earlier in 2006, we began active management of investments in energy industry securities traded on domestic securities exchanges.  We may become subject to registration under the Investment Company Act of 1940 if our ownership of investment securities should exceed a specified amount of our total assets.  Our investment in Global, by virtue of the deconsolidation which occurred in 2006, further increases our portfolio of what is considered to be investment securities under the Investment Company Act of 1940.  Although we do not expect to become subject to this statute in the foreseeable future, becoming a registered investment company would restrict our ability to offer services to our portfolio investments,  increase our administrative costs and otherwise adversely affect the ability to operate our business.

Changing conditions in financial markets and the economy could result in decreased trading revenues.

Changes in the financial markets or economic conditions in the United States and elsewhere in the world could adversely affect our business in many ways.  A market downturn could lead to a decline in the value of our investments and, therefore, to a decline in the trading revenues we receive from our investment trading activities.

Our principal trading and investments expose us to risk of loss.

A portion of our revenues is derived from investment trading activities.  We may incur trading losses relating to the purchase, sale or short sale of high yield, international, convertible, and equity securities and futures. Additionally, we may have substantial investments of our capital in equity securities including investments managed by us and investments managed by third parties. In any period, we may experience losses as a result of price declines, lack of trading volume, and illiquidity. From time to time, we may engage in a large block trade in a single security or maintain large position concentrations in a single security, securities of a single issuer, or securities of issuers engaged in a specific industry, primarily the energy industry.  In general, because our investments are marked to market on a daily basis, any adverse price movement in these securities and futures could result in a reduction of our revenues and profits.

We may suffer losses through futures trading.

We invest capital in the trading of energy futures contracts. The results of these investments can be significantly impacted by factors such as the volatility of the relationship between the value of futures contracts and the cash prices of the underlying commodity, counterparty contract defaults, and general volatility of the capital markets.  The changes in the market value of such futures contracts may fluctuate significantly from time to time, and gains or losses on any particular futures contract may contribute to fluctuations in our quarterly results of operations.

We may suffer losses on our investments from exchange rate fluctuations.

We account for our investments in Global and Spitfire using the U.S. dollar as the functional currency.  The shares of common stock associated with our investments in Global and Spitfire are denominated in British sterling pounds and Canadian dollars, respectively.  We could suffer a loss in our investments if the value of the British sterling pound and the Canadian dollar were to drop relative to the value of the U.S. dollar.  Any substantial currency fluctuations could create a material adverse effect on the value of our investments.

Unauthorized hedging and related activities could result in significant losses.

Although we have adopted various internal policies and procedures designed to monitor these activities and positions to ensure that we maintain an overall position that is substantially balanced between our physical assets as compared to our trading activities. These policies and procedures are designed, in part, to prevent unauthorized purchases or sales of securities by our employees. We cannot assure, however, that these steps will detect and prevent all violations of our risk management policies and procedures, particularly if deception or other intentional misconduct is involved.

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

For example, our common stock price has fluctuated from a high of $1.36 per share to a low of $0.37 per share over the three years ended December 31, 2006.  This volatility may affect the market value of our common stock in the future.  See Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Future sales of our common stock may affect the market price of our common stock.

There are currently several registration statements with respect to our common stock that are effective, pursuant to which certain of our stockholders may sell shares of common stock.  Any such sale of stock may also decrease the market price of our common stock.

Any conversions of our Series M Preferred Stock or exercise of warrants issued to holders of our Series L and Series M Preferred Stock involving a large issuance of shares of our common stock could result in a dilution of stockholders’ ownership percentage of our common stock and may result in a decrease in the market value of our common stock.  In addition, we may elect to issue a significant number of additional shares of common stock for financing or other purposes, which could result in a decrease in the market price of our common stock.

We have issued shares of preferred stock with greater rights than our common stock and may issue additional shares of preferred stock in the future.

We are permitted under our charter to issue up to 10 million shares of preferred stock.  We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders.  Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock.  At December 31, 2006, we had outstanding 1,600 shares of Series G1 Preferred, 1,000 shares of Series G2 Preferred and 44,000 shares of Series M Preferred. These shares of preferred stock have rights senior to our common stock with respect to dividends and liquidation.  In addition, such preferred stock may be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price of our common stock. At December 31, 2006, each share of Series G1 Preferred, Series G2 Preferred and Series M Preferred, may be converted into shares of common stock at conversion prices of $12.50, $3.00 and $0.59 per share of common stock, respectively, for each $100.00 liquidation value of a share of such preferred stock, plus the amount of any accrued and unpaid dividends.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

See Item 1. “Business” for discussion of oil and gas properties and locations.

We have offices in Houston and Southlake, Texas. We lease approximately 10,510 square feet of office space in Houston, Texas, which lease runs through January 1, 2012 and approximately 4,062 square feet in Southlake, Texas, which lease runs through April 2008. The average annual cost of our leases is approximately $347 thousand. See “Liquidity and Capital Resources — Obligations and Commitments — Consolidated Contractual Obligations” contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Since March 18, 1991, our common stock has been listed on the American Stock Exchange and traded under the symbol HEC. At December 31, 2006, there were 1,987 holders of record of our common stock. If we do not continue to meet the listing requirements of the American Stock Exchange, our common stock could be delisted, for further discussion see Item 1A. “Risk Factors.”

The following table sets forth, for the periods indicated, the reported high and low closing sales prices of our common stock on the American Stock Exchange Composite Tape.

		Prices
		High	Low
2005	First Quarter	$0.58	$0.42
	Second Quarter	0.53	0.38
	Third Quarter	0.84	0.45
	Fourth Quarter	0.75	0.56
2006	First Quarter	0.83	0.62
	Second Quarter	0.95	0.59
	Third Quarter	0.67	0.53
	Fourth Quarter	0.60	0.50

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

For discussion of dividends paid to holders of our preferred stock and the terms of our preferred stock outstanding, see Part II, Item 8, “Notes to Consolidated Financial Statements, Note 9 — Redeemable Preferred Stocks and Note 11 — Stockholders’ Equity.”

Equity Compensation Plans

Our equity compensation plans were terminated during 2004. There are no shares currently authorized for issuance under the terminated plans.

Performance of the Common Stock

The following performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference in the Annual Report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

The graph below compares the cumulative total stockholder return on the Common Stock for the last five fiscal years with the cumulative total return on the S&P 500 Index and the Dow Jones Exploration and Production Index over the same period (assuming the investment of $100 in the Common Stock, the S&P 500 Index and the Dow Jones Secondary Oils Stock Index on December 31, 2001 and reinvestment of all dividends).

Comparison of Cumulative Total Return

Assumes Initial Investment of $100 on December 31, 2001

Information on Share Repurchases

The following table provides information about purchases by us pursuant to our previously announced buyback program during the three months ended December 31, 2006, of our Common Stock:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Program (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Programs
October 1, 2006 through October 31, 2006	568,800	$0.56	568,800	4,782,100
November 1, 2006 through November 30, 2006	234,600	$0.56	234,600	4,547,500
December 1, 2006 through December 31, 2006	1,328,000	$0.54	1,328,000	3,219,500
Total	2,131,400	$0.55	2,131,400	3,219,500

(1)          In October 2005, our Board of Directors authorized a stock repurchase program under which we were authorized to repurchase up to 10 million shares of our outstanding Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

The consolidated balance sheet as of December 31, 2005 and the consolidated statements of operations for the years ended December 31, 2004 and 2005 have been restated as set for in this Form 10-K.  The data for the consolidated balance sheets as of December 31, 2002, 2003 and 2004 and the consolidated statements of operations for the years ended December 31, 2002 and 2003 have been restated to reflect the impact of an unrecorded payout adjustment for the 14589 #2 well, but such restated data has not been audited and is derived from the books and records of the Company. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial condition and Results of Operations: and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The information presented in the following table has been adjusted to reflect the restatement of our financial results, which is more fully described in Note 20 - “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

	December 31,
	2002	2003	2004	2005	2006(2)
	(in thousands, except for share ammounts)
Operating Data:

Revenues and other	$25,509	$27,121	$26,629	$39,173	$28,967
Net income/(loss) before cumulative effect of change in accounting principle	$(9,956)	$(419)	$(18,184)	$42,655	$13
Net income/(loss)	$(9,956)	$(1,232)	$(18,184)	$42,655	$(855)
Net income/(loss) attributed to commmon stock	$(14,066)	$1,897	$(18,699)	$42,068	$(2,244)
Basic income/(loss) per common share:
Net income/(loss) before cumulative effect of change in accounting principle	$(0.65)	$0.02	$(0.09)	$0.19	$(0.01)
Net income/(loss)	$(0.65)	$0.02	$(0.09)	$0.19	$(0.01)
Diluted income/(loss) per common share:
Net income/(loss) before cumulative effect of change in accounting principle	$(0.65)	$(0.02)	$(0.09)	$0.18	$(0.01)
Net imcome/(loss)	$(0.65)	$(0.03)	$(0.09)	$0.18	$(0.01)

Balance sheet Data:
Current assets	$12,170	$18,586	$38,460	$62,662	$41,589
Current liabilities	46,385	11,696	17,824	19,045	12,627
Working capital/(deficit)	$(34,215)	$6,890	$20,636	$43,617	$28,962
Total assets	$86,729	$82,466	$109,575	$156,163	$125,149
Long-term obligations:
Convertible notes payable	$11,106	$3,673	$6,911	$—	$—
Share based compensation liability	—	—	6,120	10,687	—
Bank credit facilities	3,810	—	—	—	—
Investor term loan	5,000	—	—	—	—
Senior secured notes	—	2,020	—	—	—
Global senior convertible notes	—	—	—	12,500	—
Accrued preferred stock dividends	7,369	3,239	—	—	—
Asset retirement obligation	4,664	6,305	5,954	6,301	7,407
Global warrant liability	644	651	14,858	—	—
Total	$32,593	$15,888	$33,843	$29,488	$7,407
Stockholders’ equity	$4,439	$51,481	$49,532	$90,267	$105,115
Series G1 preferred stock outstanding (1)	403,000	325,000	14,000	1,600	1,600
Series G2 preferred stock outstanding (1)	93,000	62,000	2,000	1,000	1,000
Series G3 preferred stock outstanding (1)	—	77,000	—	—	—
Seriers G4 preferred stock outstanding (1)	—	—	78,000		—
Series 1 preferred stock outstanding (1)			50,000	—	—
Series 1 preferred stock outstanding (1)	—	—	10,000	—	—
Series M preferred stock outstanding (1)	—	—	50,000	—	—
Weighted average common shares outstanding	21,742,163	112,694,654	201,702,235	219,369,798	222,941,410

(1) See “Notes to Consolidated Financial Statements, Note 11 - Stockholders’ Equity and Note 9 - Redeemable Preferred Stocks” contained in Part II, Item 8, for further discussion of our preferred stock.

(2) During 2006, we deconsolidated Global from our financial Statements. See “Notes to Consolidated Financial Statements, Note 2 - Investment in Global” contained in Part II, Item 8, for further discussion.

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

The following information has been adjusted to reflect the restatement of our financial results, which is more fully described in Note 20 - “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K.  We recorded the net of tax impact of the adjustments, which amounted to $317 thousand in 2006, in the fourth quarter of 2006.  The net of tax impact of the restatements on our results of operations amounts to $325 thousand and $290 thousand in 2005 and 2004, respectively.  The impact of these adjustments was not significant to our operating results, trends, or liquidity for the annual or quarterly periods in 2006, 2005 and 2004.

BUSINESS OVERVIEW

Our strategy is to enhance value for our stockholders through the development of a well-balanced portfolio of energy-based assets.  Our Gulf Coast oil and gas assets and our coalbed methane prospects provide a large inventory of both high and low-risk exploitation projects and high-potential exploration opportunities.  To develop these assets, in 2006, we invested approximately $10.9 million and $1.0 million, respectively, of capital expenditures into our Gulf Coast oil and gas properties and coalbed methane prospects.  Consistent with our strategy in 2006, we diversified our holdings of oil and gas assets by acquiring an investment in a junior oil and gas exploration company in Canada.  Also in 2006, as a result of the active management of investments in energy industry securities traded on domestic securities exchanges, we held approximately $7.9 million outstanding in average notional value in a combination of exchange-traded options on futures contracts and common stock. We believe these actions enhanced the balance of our oil and gas portfolio by adding additional energy-based diversified opportunities.

Financial Highlights

During 2006, we have deconsolidated Global’s operations from our consolidated financial statements.  See “Deconsolidation of Global” for pro-forma combined condensed balance sheet and statement of operation giving effect to the deconsolidation of Global as if it had been effective for all periods presented.

Significant financial highlights in 2006 include the following:

•                  Increased pro-forma production and revenues generated by our Gulf Coast oil and gas properties of $23 million, 30% higher than 2005.

•                  Increased pro-forma operating margin of $11 million, 69% higher than 2005.

•                  Common share repurchases totaling $2.6 million in 2006 reducing shares outstanding by 4.4 million common shares.

Gulf Coast Oil and Gas Properties

During 2006, our results of operations reflect increased oil and gas revenues through the benefit of increased oil and gas production from our Gulf Coast properties as well as strong oil and gas commodity prices. Our oil and gas operations consist of exploration, exploitation, development, production and acquisition efforts in the United States, principally in the onshore and offshore Gulf Coast regions of South Texas and Louisiana, as well as coal bed methane exploration and development activities in Indiana and Ohio.

Our revenues are primarily derived from production from these oil and gas properties. Approximately 40% of our natural gas and crude oil production comes from our operated properties all located in the United States. Our revenues are a function of the oil and gas volumes produced and the prevailing commodity price at the time of production, and certain quality and transportation discounts. The commodity prices for crude oil and natural gas as well as the timing of production volumes have a significant impact on our operating income. From time-to-time, we enter into hedging contracts to achieve more predictable cash flows and to reduce exposure to declines in market prices. During the year ended December 31, 2006, our oil and gas revenues were comprised of approximately 47% oil sales and 53% natural gas sales. Substantially all of our production is concentrated in five oil and gas fields along the onshore and offshore Texas and Louisiana Gulf Coast.  We are actively continuing the development and enhancement of our oil and gas assets.

Oil and Gas Industry Outlook

During the first half of 2006, prices for oil and natural gas were sustained at record or near-record levels.  Supply and geopolitical uncertainties resulted in significant price volatility during the remainder of 2006 with both oil and natural gas prices weakening. New York Mercantile Exchange (NYMEX) futures price for West Texas Intermediate (WTI) crude oil averaged $66.18 per barrel for the year, with a low price of about $55.81 per barrel occurring in the fourth quarter of 2006. U.S. natural gas pricing declined during 2006.  NYMEX Henry Hub futures prices averaged $7.00 per million British thermal units (MMBtu) during 2006 as compared to $9.36 per MMBtu during 2005. The gas market continues to be driven by high gas storage inventories and mild early winter conditions for much of the country.  NYMEX natural gas prices ended the year at about $6.30 per MMBtu. The outlook for the commodity markets in 2007 calls for continued volatility. To mitigate uncertainties related to possible future price declines, we have entered into derivatives to hedge prices realized upon the sale of our future oil and gas production.

Gulf Coast Oil and Gas Operations

As of December 31, 2006, our net domestic production rate was at approximately 7.8 million cubic feet equivalent of natural gas per day. During the year ended December 31, 2006, we have been actively participating in the development of our oil and gas assets increasing our net domestic production rate from approximately 5.7 million cubic feet equivalent at year-end 2005 to its current levels. The following field data updates the status of our operations:

The following field data updates the status of our domestic operations through December 31, 2006.

Lake Raccourci Field, Lafourche Parish — Louisiana

We hold an average 40% operated working interest in each of our Lake Raccourci wells. Gross production for this field is approximately 5.8 million cubic feet equivalent of natural gas per day. Production was enhanced during 2006 due to a successful workover to repair the State Lease 14589 #2, and the installation of gas lift capacity to the State Lease 1480 #2. More recently the production from the State Lease 1480 #2 has been curtailed because of a leaking gas lift valve. We expect that wireline repairs will return the well to production rates of about 100 gross barrels of oil per day. We are presently seeking industry partners to drill a field extension well.

Main Pass, Plaquemines Parish — Louisiana

Production has been increased to approximately 525 gross barrels of oil per day (bopd). We have a 90% interest in Main Pass and are the field operator. The production increase is attributable to both compressors being operational and the recent successful completion of repairs to three wells. During the fourth quarter of 2006, the wellhead was replaced on one well, the tubing string replaced on another well, and an uphole recompletion was implemented. Given the success of these operations, a technical team has been assigned to access additional operations to further increase production in the Field. We continue our geological and geophysical study in the area, utilizing our license to 21 square miles of 3D seismic data, covering the area held by production leases.

Branville Bay Field, Plaquemines Parish — Louisiana

During 2006, hurricane repairs were completed and this non-operated property returned to pre-hurricane production rates. Current production is about 1.1 million gross cubic feet equivalent of natural gas per day.  We have a non-operated working interest of 12.5% in this area.

Lapeyrouse Field, Terrebonne Parish — Louisiana

We hold an average non-operated working interest of 8.2% in eight wells in this field. During 2006, we participated in two workovers in the field.  Current gross field production is about 11.2 million cubic feet equivalent of natural gas per day.  Also in 2006, we participated in the drilling of a ninth well in this field, and this well has been recompleted to the next productive sand and is producing about 4 million cubic feet equivalent of gross natural gas per day. We hold an approximately 39% operated working interest in this ninth well.

Point-au-Fer Field, Terrebonne Parish — Louisiana

We own a 12.5% non-operated working interest in this approximate 56 square mile area. Gross production for this field is approximately 1.7million cubic feet equivalent of natural gas per day. We participated in the drilling of one well during the third quarter of 2006 for a total of three wells in this field during 2006.  All three wells are now flowing to sales and are included in the field total. Several prospects have been identified in the area, and we expect to have additional drilling and workover activity in this area during 2007.

Allen Ranch Field, Colorado County — Texas

We own an 11.25% non-operated working interest in this area. Gross production for this field is approximately 3.5 million cubic feet equivalent of natural gas per day. Stimulation and testing is now complete in the initial well, the Hancock Gas Unit # 1, and all bridge plugs have been removed from the wellbore. The Hancock #1 is the only well currently producing from the Field. After demonstrating significant commercial production in several horizons, the Hancock Gas Unit #2 was damaged in the course of drilling bridge plugs which had isolated zones, as had been done in the Hancock #1. Remedial activity to remove debris and fluid induced damage to the reservoirs is ongoing. Despite this setback, we continue to be aggressive in further developing this Field, and plan to participate in two Field extension wells in 2007.

Point-a-la-Hache Field, Plaquemines Parish — Louisiana

During 2006, hurricane repairs to the production barge at this field were completed, the well was recompleted, compression added, and gas lift capability implemented.  Currently, the well is capable of gross production of at least 1.0 million cubic feet equivalent of natural gas per day. However, we have only been able to produce the well a few days a month, due to limited tankage and the inability to timely remove and dispose of associated salt water by barge.  A salt water disposal well is currently being permitted which will allow continuous production of this one well Field. We maintain a 25% operated working interest in the area.

Coalbed Methane Prospects — Indiana and Ohio

At December 31, 2006, we hold three significant exploration and development agreements in Indiana and Ohio. Two prospects provide for an area of mutual interest of approximately 400,000 acres, and one for approximately 20,000 acres. The agreements provide for a phased delineation, pilot and development program, with corresponding staged expenditures. Contracted third parties with a long track record in successful Coalbed Methane development provide expert advice for these projects.

On the Indiana Posey Prospect, the coring phase commenced in May 2005 with our funding of $446 thousand for core drilling that was completed by the prospect operator in July 2005. In September 2005, after the submission of a Phase I core evaluation report by the Technical Consultant, we elected to proceed and fund pilot well drilling under Phase II of the agreement. With regard to Phase II, we made an additional $500 thousand prospect acquisition payment and have funded approximately $879 thousand of a $1.28 million AFE for the first of two pilot well projects on the Indiana Prospect. The drilling of the pilot wells has commenced, and we expect completion in the first quarter of 2007. Under the agreement, a second pilot well project may be initiated by the funding of a second AFE by us for approximately $1.1 million. Following an extended evaluation period of the pilot wells, we will evaluate a Phase III election and funding of a development well program as contemplated by the agreements.

On the Ohio Cumberland Prospect, the coring phase commenced in May 2005 with our funding of $284 thousand for core drilling that was completed by the prospect Operator in July 2005. In December 2006, after the submission of a Phase I core evaluation report by the Technical Consultant, we elected to proceed and fund pilot well drilling under Phase II of the agreement.  With regard to Phase II, we made an additional $500 thousand prospect acquisition payment and intend to fund a $1.28 million AFE in 2007 for the first of two pilot well projects on the Cumberland Prospect.

On the Triangle Prospect Area in Ohio, the coring phase commenced in December 2006, and will be completed during the first quarter of 2007. The core samples will be analyzed, and a core evaluation report prepared by the Operator. We may elect to proceed and fund a Phase II of pilot wells on this prospect, as well.

DECONSOLIDATION OF GLOBAL

At December 31, 2005 and 2006, we owned approximately 34% of Global’s ordinary shares. During the first quarter of 2006, Lyford Investments Enterprises Ltd. (“Lyford”) owned 17.01% of the ordinary shares of Global and also beneficially owned approximately 30% of the combined voting power of our common stock. Lyford’s representative, Alan Quasha, is the Chairman of our Board of Directors. During the first quarter of 2006, our direct equity interest of 33.67% combined with Lyford’s 17.01% equity interest in Global and the previous sharing of certain management and administrative functions between Global and us, were deemed to provide us with the legal power to control the operating policies and procedures of Global as of March 31, 2006, which required us to consolidate the operations of Global as of such date.

In April 2006, Global advised us that Lyford had sold a portion of its equity interest in Global, reducing Lyford ownership to 15.89% of the ordinary shares of Global such that our direct equity interest in Global combined with Lyford’s direct equity interest in Global was reduced to less than 50% of Global’s outstanding voting securities.  Based upon this reduction in ownership and the elimination of shared management and administrative functions between us and Global, we determined that we no longer have the legal power to control the operating policies and procedures of Global and that we were required to deconsolidate Global from our consolidated financial statements during the second quarter of 2006. Under US

GAAP, we reflected this deconsolidation prospectively. As a result of this treatment, Global’s operations for the quarter ended March 31, 2006 are still included in our consolidated financial statements at December 31, 2006.

Based upon our ownership percentage at December 31, 2006 of approximately 34% of Global’s outstanding common shares, we normally would treat our ownership of Global as an equity method investment if we had the ability to exercise significant influence over Global. However, there are certain information requirements needed from Global to permit us to comply with the requirements of the equity method.   Global’s common shares are listed on the AIM Market of the London Stock Exchange, and under AIM guidelines, Global publicly reports its financial results on a semi-annual basis (June 30 and December 31) in conformity with accounting principles generally accepted in the United Kingdom (“UK GAAP”). To comply with the requirements of the equity method, we require adequate financial information from Global in order to conform Global’s UK GAAP financial statements to accounting principles generally accepted in the United States on a quarterly basis. During 2006, we made formal written requests to Global to provide us the needed financial information to apply the equity method, but Global refused to provide to us this information, citing foreign exchange restrictions against providing more financial information than is available to their other shareholders.

As reflected in Global’s public announcements and filings, Global’s board of directors was expanded to six members.  One of the new directors, a member of the House of Lords of the United Kingdom, heads Global’s audit committee and has taken an active role in the oversight of the committee’s functions and obligations with respect to restrictions imposed on Global regarding the disclosure of nonpublic information.  As a result, and due to Global’s continued refusal to provide the financial information required for us to treat Global as an equity method investment, we concluded that we do not have the ability to exercise significant influence over Global and cannot comply with the requirements of the equity method.  Therefore beginning April 1, 2006, we began accounting for our Global shares as an available-for-sale cost method investment.  We now recognize only dividend income beginning April 1, 2006, and our investment in Global is adjusted to fair value every quarterly period with an offset to other comprehensive income in stockholders’ equity.

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

At December 31, 2006, our investment in Global of $28.2 million was equal to the market value of our 11.9 million shares of Global’s common stock based on Global’s closing share price of £1.21. The foreign currency exchange rate increased from 1.74 U.S. dollars per U.K. pounds sterling at April 1, 2006 to 1.96 U.S. dollars per U.K. pounds sterling at December 31, 2006. The foreign currency translation adjustment of $5.8 million and the unrealized loss on investment of $36.2 million for these subsequent changes in market value are recorded to other comprehensive income in stockholders’ equity at December 31, 2006. At December 31, 2006, our total unrealized gain and foreign currency translation on Global shares recorded to other comprehensive income in stockholders equity was $18.4 million.

Pro Forma Information — The following unaudited pro forma combined condensed balance sheet at December 31, 2005 along with the pro forma combined condensed statement of operations for the years ended December 31, 2004, 2005 and 2006 gives effect to the deconsolidation of Global’s operations as if it had been effective for all periods presented.  The combined condensed balance sheet at December 31, 2006 is presented as reported.  The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of future operating results.

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

To arrive at our pro forma combined condensed statement of operations for each period presented, we removed Global’s historical results of operations at their previously-reported values and adjusted the Gain on Sale of Global shares, unrealized Gain on Global Warrants, and the Gain on Exercise of Global Warrants to the amounts which would have been reported if Global was a cost-method investment at the time.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

PRO FORMA CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	December 31,	December 31,
	2005	2006
	(restated)
Assets

Current Assets:
Cash and temporary investments	$14,269	$25,954
Short term investments	15,000	5,000
Margin deposits held by broker	—	710
Accounts receivable, net	9,519	7,221
Assets of discontinued operations	8,904	—
Available for sale investments, current	—	1,414
Prepaid expenses and other current assets	1,060	1,290
Total Current Assets	48,752	41,589

Property and Equipment, net	49,971	51,503
Available for sale investments	50,186	30,324
Other Assets, net	1,580	1,733
	$150,489	$125,149

Liabilities and Stockholders' Equity

Current Liabilities:
Trade payables	$4,267	$2,208
Accrued liabilities and other	7,239	6,389
Liabilities of discontinued operations	53	—
Derivative liabilities	—	536
Revenues and royalties payable	3,713	3,494
Total Current Liabilities	15,272	12,627

Asset Retirement Obligation	5,502	7,407

Total Liabilities	20,774	20,034

Commitments and Contingencies (Note 19)

Stockholders’ Equity	129,715	105,115
	$150,489	$125,149

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Year Ended December 31,
	2004	2005	2006
	(restated)	(restated)
Revenues and other:
Oil and gas operations	$18,015	$17,854	$23,150
Interest and other income, net	825	1,008	2,020
	18,840	18,862	25,170
Costs and Expenses:
Oil and gas operating expenses	5,382	5,288	8,332
General and administrative expenses	6,562	6,950	5,649
Depreciation and amortization	7,254	5,936	9,134
Increase in Lyford warrant liability	13,301	12,947	—
Accretion expense	357	343	420
Interest expense and other, net	465	638	155
	33,321	32,102	23,690
Gain on exercise of Global warrants (A)	—	28,341	—
Unrealized gain (loss) on Global warrants (B)	11,784	(14,407)	—
Gain on sale of investment	990	—	—
Gain from extinguishments of debt, net	155	—	—
Gain on sale of Global shares (A)	—	27,957	—
Net income (loss) before income taxes	$(1,552)	$28,651	$1,480
Income tax expense (benefit)	(8)	15
Net income (loss) from continuing operations	$(1,544)	$28,636	$1,480
Loss from discontinued operations, net of taxes	(897)	(2,817)	(1,223)
Net income (loss)	$(2,441)	$25,819	$257
Accrual of dividends related to preferred stock	(2,884)	(914)	(204)
Exchange of preferred stock	(1,123)	—	—
Payments of dividends and modification of preferred stock and common stock warrants	3,492	327	(1,185)
Net income / (loss) attributed to common stock	$(2,956)	$25,232	$(1,132)
Basic net income /(loss) per common share:
Net income / (loss) per common share	$(0.01)	$0.12	$(0.01)
Weighted average common shares outstanding	201,702,235	219,369,798	222,941,410
Diluted income / (loss) per common share:
Net income/(loss) per common share	$(0.01)	$0.11	$(0.01)
Weighted average common shares outstanding	201,702,235	243,634,909	222,941,410

(A)      Calculated under cost-method accounting.

(B)        Calculated in accordance with SFAS 133

INVESTMENT ACTIVITIES

During the fourth quarter of 2006, we began engaging in the active management of investments in energy industry securities traded on domestic securities exchanges.  At December 31, 2006, we held approximately $7.9 million outstanding of notional value in a combination of exchange-traded options on futures contracts and common stocks.

Common Stock and Futures Options

During the period ended December 31, 2006, we wrote exchange-traded options on securities and futures contracts associated with either the common stock of energy-related companies or price protection for company related oil and gas production. These options provide our counterparty with the right, but not the obligation,  to enter into a “long” position in the underlying security or futures contract, in the case of a “call” option, or a “short” position in the underlying security or futures contract,  in the  case  of a “put”  option,  at a fixed  price  up to a  stated expiration  date.  During the period ended December 31, 2006, we recognized net unrealized and realized gains of approximately $242 thousand for the writing of options.

As the writer of an option on a securities and/or futures contract, however, we may be subject to initial margin requirements in connection with the option and are exposed to potential losses equal to the difference between the premium paid or received for the writing of the option plus or minus the option strike price and the current price of the underlying security or futures contract. Options on securities and futures contracts are traded on the same exchanges as the underlying security and futures contracts, and may only be entered into through brokers that are members of the relevant exchanges. Positions in options on securities and futures contracts are cleared through the relevant exchange clearinghouse, in the same manner.

Common Stock Securities Owned

As of December 31, 2006, we owned shares of common stock of EOG Resources (fair value approximately $937 thousand) and shares of common stock of Ultra Petroleum (fair value approximately $478 thousand).  We purchased these securities to hedge our exposures incurred by our issuance of call options on the same underlying securities.  During the period ended December 31, 2006, we recognized approximately $101 thousand in realized gains from sales of common stock investments during the period.

Monitoring the Portfolio

We monitor our portfolio on a daily basis to verify that there is no market or liquidity exposure level we consider not acceptable. We recalculate our estimates of gross aggregate cash exposure on a daily basis so that total notional value outstanding and cash on hand does not exceed $15 million.  At any time though, we may reduce our portfolio exposure by selling or terminating our positions.

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

Full Cost Accounting Method  — We account for the costs incurred in the acquisition, exploration and development of oil and gas reserves using the full cost accounting method. Under full cost accounting rules, the net capitalized costs of evaluated oil and gas properties shall not exceed an amount equal to the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, including the use of oil and gas prices as of the end of each quarter, after giving effect to the asset retirement obligation. For a complete discussion of our proved oil and gas reserves, see Note 18—“Oil and Gas Disclosures” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

Fair Value of Financial Instruments  — Investments are stated at fair value as determined in good faith by management. Factors considered in valuing individual investments include, without limitation, available market prices, reported net asset values, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position and operating results, and other pertinent information.

Furthermore, judgment is used to value certain securities if quoted current market prices are not available. These valuations are made with consideration for various assumptions, including time value, yield curve, volatility factors, liquidity, market prices on comparable securities and other factors. The subjectivity involved in this process makes these valuations inherently less reliable than quoted market prices. We believe that our comprehensive risk management policies and procedures serve to monitor the appropriateness of the assumptions used.

We carry our financial instruments including cash and auction rate bonds, equity securities and derivatives at their estimated fair values.  The fair values of our auction rate bonds, securities and exchange-traded derivatives are based on prices quoted in active markets; the fair values of our commodity derivatives are based on pricing provided by our counter parties.

Our investments in auction rate bonds have been designated trading securities, and their associated gains are recognized in earnings.  All of our investments in equity securities have been designated as available for sale. With the exception of our investments in Global and Spitfire, these securities have been classified as current assets in our accompanying balance sheets due to our ability to readily convert these investments into cash to fund current operations or satisfy other cash requirements as needed. Our investments in Global and Spitfire are classified as non-current assets in our accompanying balance sheets. The associated unrealized gains and losses on our available for sale investments are recorded to other comprehensive income until realized.

Fair Value of Derivatives  — Fair values of our exchange-traded derivatives are generally determined from quoted market prices. We currently do not hold any over the counter derivatives that would be valued using valuation models. The end of day price quotations obtained from the third-party broker / dealer portfolio appraisal statement are used as the primary evidence for the fair value of the financial instrument.

We have not designated any of our derivative instruments as hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” All gains and losses related to these positions are recognized in earnings.

At the end of each quarterly period, we evaluate for reasonableness the end of day price quotations in the broker’s portfolio appraisal statement by considering the following factors:

a.         The end of day quoted settlement price set by an exchange on which the financial instrument are principally traded.

b.        The mean between the last bid and the ask prices from the exchange on which the financial instrument is principally traded.

Subsequent to the above review, if we determine the broker / dealer appraisal prices to be unreliable, we may substitute a good-faith estimate of fair value.

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

As of December 31, 2006, we owned less than a majority of the common shares of Global and did not possess the legal power to direct the operating policies and procedures of Global through our direct ownership, combined with the 15.46% ownership by Lyford in Global shares. In addition, we have concluded that Global was not a VIE at December 31, 2006 as contemplated by FIN 46(R). During the year ended December 31, 2006, we had an investment in a VIE named International Business Associates (“IBA”), which we consolidated in accordance with FIN 46(R). During the second quarter of 2006, we determined to account for IBA as a discontinued operation. See Note 5 — “Discontinued Operations” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for information regarding IBA.

Proved Reserves - Our estimates of proved reserves are based on quantities of oil and gas reserves which current engineering data indicates are recoverable from known reservoirs under existing economic and operating conditions.  Estimates of proved reserves are key elements in determining our depreciation, depletion and amortization expense and our full cost ceiling limitation. Estimates of proved reserves are inherently imprecise because of uncertainties in projecting rates of production and timing of developmental expenditures, interpretations of geological, geophysical, engineering and production data and the quality and quantity of available data.  Changing economic conditions also may affect our estimates of proved reserves due to changes in developmental costs and changes in commodity prices that may impact reservoir economics.  We utilize independent reserve engineers to estimate our proved reserves annually.  See Note 18 - “Oil and Gas Disclosures” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2006, the Governor of Texas signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component.  Specifically, we will be subject to a new entity level tax beginning in 2008 on the portion of our total revenue (as that term is defined in the legislation) that is generated in Texas beginning in our tax year ending December 31, 2007. Specifically, the Texas margin tax will be imposed at a maximum effective rate of 0.7% of our total revenue that is apportioned to Texas. Based on our initial calculations, we expect to incur a deferred tax liability in 2007 related to the Texas Margin Tax of approximately $20 thousand. Therefore, this new tax law is not expected to be material to our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority.  The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not expect the adoption of FIN 48 to be material to our consolidated financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period.  If the prior period effect is material to the current period, then the prior period is required to be corrected.  Correcting prior year financial statements would not require an amendment of prior year financial statements, but such corrections would be made the next time the company files the prior year financial statements.  Upon adoption, SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for corrections of prior period misstatements required under this statement.  SAB 108 is effective for fiscal years beginning after November 15, 2006. During 2006, we adopted SAB 108 with the restatement of our consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years ended December 31, 2004 and 2005, and each of the quarterly periods in fiscal years 2005 and 2006. In accordance with SAB 108, previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been amended. See Note 20 — “Restatement of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

PRO FORMA RESULTS OF OPERATIONS

For the purposes of discussion and analysis, we are presenting a summary of our pro forma consolidated results of operations followed by more detailed discussion and analysis of our operating results.  The pro forma results are representative of what our earnings would have been if Global were deconsolidated from our results of operations for all periods presented.

Pro forma Consolidated Statement of Operations Comparisons

The primary components of our pro forma net income from continuing operations for each of the years in the three year period ended December 31, 2006, were as follows (in thousands, except per-share data):

	Year Ended December 31,			Year Ended December 31,
	2004	2005	% Change	2005	2006	% Change
Oil and gas operating profit (1)	$12,633	$12,566	(1%)	$12,566	$14,818	18%
Gas sales revenues	$10,745	$10,768	0%	$10,768	$12,381	15%
Gas production (mcf)	1,739,092	1,265,881	(27%)	1,265,881	1,711,866	35%
Gas price per mcf	$6.18	$8.51	38%	$8.51	$7.23	(15%)
Oil sales revenues	$7,270	$7,086	(3%)	$7,086	$10,769	52%
Oil production (bbls)	181,487	134,660	(26%)	134,660	167,469	24%
Oil price per bbl	$40.06	$52.62	31%	$52.62	$64.30	22%
Interest income	$170	$569	235%	$569	$1,602	182%
Other revenues, net	$655	$439	(33%)	$439	$418	(5%)
General and administrative expenses, net	$6,562	$6,950	6%	$6,950	$5,649	(19%)
Depreciation, depletion and amortization	$7,254	$5,936	(18%)	$5,936	$9,134	54%
Increase in Lyford warrant liability	$13,301	$12,947	(3%)	$12,947	$—	(100%)
Accretion expense	$357	$343	(4%)	$343	$420	22%
Interest expense and other, net	$465	$638	37%	$638	$155	(76%)
Gain on Global warrants	$11,784	$13,934	18%	$13,934	$—	(100%)
Gain from sale of Global shares	$—	$27,957	100%	$27,957	$—	(100%)
Gain on extinguishment of notes	$155	$—	(100%)	$—	$—	0%
Income tax expense (benefit)	$(8)	$15	288%	$15	$—	(100%)
Net income (loss) from continuing operations	$(1,544)	$28,636	1955%	$28,636	$1,480	(95%)
Net income (loss) attributed to common stock	$(2,059)	$28,049	1462%	$28,049	$91	(100%)
Net income (loss) per common share:
Basic	$(0.01)	$0.13	1400%	$0.13	$0.00	(100%)
Diluted	$(0.01)	$0.12	1300%	$0.12	$0.00	(100%)

(1)          Oil and gas operating profit is calculated as oil and gas revenues less oil and gas operating expenses

The following is our discussion and analysis of significant components of our continuing operations which have affected our pro forma earnings and balance sheet during the periods included in the accompanying consolidated financial statements.

Operating Results:

Gulf Coast Oil and Gas Operations:

Our Gulf Coast oil and gas operations consist all of our exploration, development, production and acquisition efforts in the United States. The following table sets forth our oil and gas operating results for each of the years in the three-year period ended December 31, 2006:

(Thousands of dollars, except per-unit amounts) (restated)	2004	2005	2006
Oil and Gas Revenues	$18,015	$17,854	$23,150
Operating profit	$12,633	$12,566	$14,818
Net oil sold (thousands of bbls)	181	135	167
Net gas sold (thousands of mcf)	1,739	1,266	1,712
Average price of oil sold (per bbls)	$40.06	$52.62	$64.30
Average price of gas sold (per mcf)	$6.18	$8.51	$7.23
Average production & transportation costs (per mcfe)	$1.90	$2.55	$3.07

Oil and Gas Revenues and Oil and Gas Expenses for the Year Ended December 31, 2006 Compared to December 31, 2005

Our oil and gas revenues are generated from operations in onshore and offshore areas of the Texas and Louisiana Gulf Coast. During 2006, our oil and gas revenues increased 30% to approximately $23.2 million compared to $17.9 million for the prior year primarily due to an increase in oil and gas sales volumes as well as an increase in average oil prices received as compared to the prior year period.

Our natural gas revenue increased 15% to approximately $12.4 million during 2006 as compared to $10.8 million during 2005. Although natural gas volumes increased 35% from 1,266,000 Mcf for 2005 to 1,712,000 Mcf for 2006, the prices realized for natural gas sales fell from $8.51 per mcf to $7.23 per mcf during 2006. The volume increase was attributed to new, improved or restored production at Allen Ranch, Lapeyrouse, Raymondville and Lake Raccourci fields following the hurricanes in the prior year.

Our oil revenues increased 52% to approximately $10.8 million during 2006 from approximately $7.1 million during 2005. After fully recovering to pre-storm levels following the hurricanes of 2005, we experienced a 24% increase in oil production during 2006 compared to the prior year. We also realized an increase in oil prices received of 22% which averaged $64.30 per barrel in 2006 compared to $52.62 per barrel in the prior year.

Our oil and gas operating expense increased 58% to approximately $8.3 million during 2006 compared to approximately $5.3 million during 2005 primarily due to increases in the cost of insurance, continuing repair costs related to storms in 2005, demand-driven price increases for oilfield services and equipment associated with increased oilfield activity (particularly in offshore Louisiana), as well as remedial workovers performed in the normal course of business.

Oil and Gas Revenues and Oil and Gas Expenses for the Year Ended December 31, 2005 Compared to December 31, 2004

Our oil and gas revenues during 2005 relate to the operations in the onshore and offshore areas of the Texas and Louisiana Gulf Coast. During the year ended December 31, 2005, our oil and gas revenues decreased 1% to approximately $17.9 million compared to $18.0 million for the prior year primarily due to the decrease in sales and production volumes due to accelerated declines in certain field productivity as well as lost production due to Hurricanes Katrina and Rita. Decreases in production approximated 27% related primarily to a combination of normal production declines (approximately 12%) as well as lost production due to Hurricanes Katrina and Rita.  Mitigating this decrease in revenues was an increase in average oil and gas commodity prices received as compared to the prior year period.

Our gas revenues were relatively flat, increasing to $10.8 million during 2005 compared to approximately $10.7 million for 2004. We received an overall average price of $ 8.51 per Mcf of gas during 2005 compared to $6.18 per Mcf received during 2004. Gas production decreased 27%, affected by well decline reductions principally at three fields (Lapeyrouse, Lake Raccourci and Raymondville) and shut-in of production related to the hurricanes. Lapeyrouse was also affected by delays in completing anticipated workovers. These production declines were slightly offset by new production from Allen Ranch, South Beach, Southeast Nada and Branville Bay.

Our oil revenues decreased 3% to approximately $7.1 million during 2005 compared to approximately $ 7.3 million during 2004 due to an increase in oil prices received during 2005 which averaged $52.62 per barrel compared to $40.06 per barrel in the prior year. Decreases in oil production included normal production declines as well as lost production due to Hurricanes Katrina and Rita.

Our oil and gas operating expense decreased 2% to approximately $5.3 million during 2005 compared to approximately $5.4 million during 2004 primarily due to decreased production at Main Pass which was shut-in for 106 days due to damages associated with Hurricane Katrina. Although aggregate operating costs for all properties decreased, higher per unit operating cost increases were attributable to property damage costs of $373 thousand related to Hurricane Katrina, increased insurance expense (approximately  $167 thousand) and the effect of minimum fixed operating costs during shut-in periods, principally at Main Pass.

Interest and Other Income, net

Interest and other income increased from $1 million during 2005 up to $2.0 million during 2006, primarily due to higher cash and marketable securities balances maintained during 2006 compared to 2005. Also, contributing to the increase were approximately $344 thousand of net trading gains associated with our active management of investments in energy industry securities during the 2006 period.

General and Administrative Expense

General and administrative expenses decreased to $5.6 million during 2006 as compared to $7.0 million in 2005 primarily due to a reduction of both personnel and personnel compensation as well as a reduction in public-company costs.

General and administrative expenses increased $388 thousand to $7.0 million during 2005 as compared to $6.6 million in 2004 due primarily to additional public company regulatory compliance efforts and corresponding additional financial and administrative personnel.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization (DD&A) expense increased significantly during 2006 when compared to 2005 due to increased depletion rates for our oil and gas properties due primarily to higher anticipated future development costs and increased capital expenditures in excess of added reserve volumes.

Depletion on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.  In 2006, our average DD&A rate increased 17% to $3.26 per Mcf equivalent (“Mcfe”) as compared to the prior year. In 2005, our average DD&A rate increased 17% to $2.78 per Mcfe as compared to 2004 primarily due to decreased reserve volumes.

Interest Expense and Other

Interest and other expenses decreased during 2006 compared to 2005 and 2004 due primarily to interest expense incurred on our outstanding debt instruments which were paid in full during 2005. We had no debt outstanding during 2006.

Global Warrant Liability

During 2005 and 2004, we recognized losses of $12.9 million and $13.3 million, respectively, due to the increases in the fair value of the Global Warrants we issued to Lyford. All Global Warrants held by Lyford were exercised during 2005; as a result we had no similar losses during 2006.

Gain on Sale of Global Shares

During 2005, we sold certain of our common shares of Global, at market price on the date of sale, in exchange for cash consideration, net of fees, of approximately $40 million. As a result of the sale of these shares, we recognized a gain of approximately $28 million equal to the amount by which the total sale proceeds exceeded our proportionate carrying value of Global.  We had no sales of our common shares of Global during 2004 or 2006; as a result we had no similar gains during 2004 or 2006.

Gains from Extinguishments of Debt

During 2004, we repaid the principal amount of our Senior Secured Notes, at a discount equal to approximately 18%, plus accrued and unpaid interest and recorded a gain on extinguishments of approximately $325 thousand.  No gains from extinguishments of debt were recorded during the years ended December 31, 2005 and 2006. In December 2004, we redeemed the December 2004 principal installment of the 4.25% Convertible Notes in accordance with the terms of the notes, for a number of shares of our common stock equal to 110% of the sum of the outstanding principal amount of the notes to be redeemed plus accrued and unpaid interest. On the December 2004 settlement date, we recorded a loss on extinguishment of approximately $170 thousand for the payment of the December 2004 installment of the 4.25% Convertible Notes for the difference between the carrying value of the 4.25% Convertible Notes and the fair market value of the 1.9 million shares of our common stock issued.

Gain on Exercise of Global Warrants

In 2005, Lyford exercised all of its Global Warrants in exchange for cash proceeds of $6.4 million.  In 2005, we recognized a gain on the exercise of these warrants of approximately $13.9 million. All Global Warrants held by Lyford were exercised during 2005; as a result we had no similar gains during 2004 or 2006.

Gain on Sale of Investment

During 2004, we sold all of our investment of approximately 1.2 million ordinary shares of New Opportunities Investment Trust (“NOIT”) on the Alternative Investment Market of the London Stock Exchange (“AIM”) for cash proceeds of approximately $1.6 million and recorded a realized Gain on sale of investment of approximately $1.0 million. No gains on investments were recorded during the year ended December 31, 2005. During 2006 we sold available-for-sale investments for cash proceeds of approximately $1.3 million and recognized gains related to these sales of $101 thousand which are included in Interest Income and Other in our Consolidated Statement of Operations.

Accrual of Dividends related to Preferred Stock

All of our preferred stock issues contain dividends provisions. Dividends related to all of our preferred stock are cumulative, and may be paid in cash or common stock, at our option.  We accrue the dividends at their cash liquidation value and reflect the accrual of dividends as a reduction to Net income / (loss) to arrive at Net income / (loss) attributed to common stock.

Accruals of dividends related to preferred stock for each of the three years ended December 31, 2006 are as follows:

	2004	2005	2006
Series G1	$1,804,000	$65,000	$13,000
Series G2	224,000	14,000	8,000
Series G3	81,000	—	—
Series G4	462,000	465,000	—
Series J	168,000	167,000	—
Series L	99,000	3,000	—
Series M	46,000	200,000	183,000
Total	$2,884,000	$914,000	$204,000

Payments of Preferred Stock Dividends and Preferred Stock Modifications, Exchanges and Redemptions

During 2004, 2005 and 2006, we issued, modified, exchanged and redeemed certain series of our Preferred Stock.  See Note 11 — “Stockholders’ Equity” and Note 9 - “Redeemable Preferred Stock” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8 for further discussion. At December 31, 2004, 2005 and 2006, the following shares of our Preferred Stock issuances were outstanding:

	2004	2005	2006
Series G1	13,925	1,600	1,600
Series G2	2,500	1,000	1,000
Series G4	77,517	—	—
Series J	50,000	—	—
Series L	10,000	—	—
Series M	50,000	50,000	44,000
Total	203,942	52,600	46,600

Payment of Preferred Stock Dividends — During 2004, 2005 and 2006, we paid the accrued dividends related to preferred stock for the Series G1, G2 and G4 Preferred with shares of our common stock.  In 2004, 2005 and 2006, we issued approximately 742,000, 162,000 and 3,690 shares, respectively, of our common stock as payment for the accrued dividends related to the Series G1, G2 and G4 Preferred. The difference between the fair value of the shares of our common stock and the carrying value of the dividend liability, net of withholding taxes paid on behalf of the preferred shareholders, is considered a debt extinguishment of $4.2 million, $233 thousand and $(38) thousand in 2004, 2005 and 2006, respectively, and is reflected as Payment of preferred stock dividends as an increase to Net income / (loss) to arrive at Net income / (loss) attributed to common stock.

Modification of Preferred Stock and Common Stock Warrants — During 2004 and 2005, we issued, modified, exchanged and redeemed certain of our Preferred stock.  See Note 11 — “Stockholders’ Equity” and Note 9 - “Redeemable Preferred Stock” and Note 10 — “Common Stock Warrants” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8 for further discussion.  During 2006, as a result of renegotiated terms of the Series M Preferred and common stock warrants held by holders of our Series M Preferred and Series L Preferred, we recorded a charge totaling $1.1 million as a Modification of preferred stock and common stock warrants as an increase to Net loss to arrive at Net loss attributable to common shareholders in the Consolidated Statement of Operations in 2006.

During the three years ended December 31, 2006, the accounting for the modification, exchanges, redemptions and payment of dividends of our Preferred Stocks and Common Stock Warrants were reflected as either increases or decreases to Net income (loss) attributed to common stock. The net effect of these preferred stock modifications, exchanges, redemptions and payments of preferred stock dividends for the three years ended December 31, 2006 is as follows:

	2004	2005	2006
Series G1	$3,296,000	$541,000	$10,000
Series G2	330,000	58,000	5,000
Series G3	—	242,000	—
Series G4	628,000	(131,000)	—
Series J	(154,000)	(227,000)	—
Series L	(1,731,000)	(1,000)	—
Series M	—	(155,000)	70,000
Series L Warrants	—	—	(700,000)
Series M Warrants	—	—	(570,000)
Total	$2,369,000	$327,000	$(1,185,000)

LIQUIDITY AND CAPITAL STRUCTURE

Pro-Forma Financial Condition

(Thousands of dollars)	December 31, 2005	December 31, 2006
	(Pro forma) (restated)
Current ratio	3.19 to 1	3.29 to 1
Working capital	$33,480	$28,962
Total debt	$—	$—
Total cash and marketable securities less debt	$29,269	$30,954
Stockholders’ equity	$129,715	$105,115
Total liabilities to equity	0.19 to 1	0.16 to 1

Working capital is the difference between current assets and current liabilities.

We may continue to seek to raise financing through the issuance of debt, equity and convertible debt instruments, if needed, for utilization for acquisition, development or investment opportunities as they arise. We may reduce our ownership interest in Global’s common shares through strategic sales under certain conditions.

At December 31, 2006, if our remaining convertible preferred stock and common stock purchase warrants were exercised and/or converted, we would be required to issue the following amounts of our common stock:

Instrument	Conversion / Exercise Price (a)	Shares of Common Stock Issuable at December 31, 2006
Series M Preferred	$0.59	7,457,627
Series G1 Preferred	$12.50	12,800
Series G2 Preferred	$3.00	33,333
Series L Warrants	$0.67	3,182,836
Series M Warrants	$0.57	4,255,965
Common Stock Potentially Issued Upon Conversion / Exercise		14,942,561

(a) Certain conversion and exercise prices are subject to adjustment under certain circumstances

Significant Ownership of our Stock

As of December 31, 2006, Lyford beneficially owned approximately 30% of the combined voting power of our common stock.  Lyford is in a position to exercise significant influence over the election of our board of directors and other matters.

Cash Flows

Net cash flow provided by operating activities during 2006 was $23.5 million, as compared to cash used of $2.3 million in 2005. Although cash flow from operations increased during 2006 when compared with the prior year, the 2005 operating cash flows contained a $15 million reclass out of cash into short-term investments and margin deposits. Our cash and marketable securities on hand at December 31, 2006 totaled approximately $30.9 million.

Net cash used in financing activities during 2006 totaled approximately $2.5 million due primarily to the purchase of approximately 3.8 million shares of our common stock. Net cash used in investing activities during 2006 totaled approximately $17.5 million and was primarily comprised of approximately $20.0  million in capital expenditures, $4.3 million in cash removed from our financials due to the deconsolidation of Global, $3.5 million in net purchases of available for sale investments partially offset by approximately $7.5 million received from the redemption of our IBA preferred stock and $2.9 million of proceeds from the sale of certain of our oil and gas properties in 2006.

Obligations and Commitments

Oil, Natural Gas and Coalbed Methane Commitments — Our 2007 capital expenditure budget includes efforts to develop our oil and gas reserves and coalbed methane prospects through exploitation and development drilling activities. During 2006, we expended approximately $13.9 million of capital expenditures and workovers in the United States. The majority of these capital expenditures were associated with the acquisition of our interests in the Creole field in Cameron Parish, Louisiana, and development drilling and completion at Point-au-Fer field, Lapeyrouse field, Allen Ranch field, workovers at Main Pass, Lake Raccourci and Lapeyrouse fields, as well as continuing additions associated with our coalbed methane projects. Our expected capital expenditures could be as high as $14 million for 2007 and are focused primarily on our holdings in the onshore and offshore Gulf Coast regions of Texas and Louisiana as well as the phased delineation, pilot and development program for our coalbed methane prospects. We expect to fund the 2007 capital expenditures with available cash on hand and through projected cash flow from operations in 2007. Possible weakening commodity prices, a decline in drilling success or substantial delays in bringing on production from wells drilled could cause reduced projected 2007 expenditures.  However, our planned capital expenditures for 2007 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in us losing certain prospect acreage or reducing its interest in future development projects.

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

We recognize the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. At December 31, 2006, our asset retirement obligation liability totaled approximately $7.4 million.

From time to time, we provide for reserves related to contingencies when a loss is probable and the amount is reasonably estimable.

Consolidated Contractual Obligations — The following table presents a summary of our consolidated contractual obligations and commercial commitments as of December 31, 2006. (in thousands)

	Payments Due by Period
Contractual Obligations	2007	2008	2009	2010-2011	Thereafter	Total

Office Leases	$346	$275	$240	$483	$20	$1,364

Oil, Gas and Coalbed Methane Commitments (1)	—	—	—	—	—	—

Asset Retirement Obligation	108	122	21	138	7,018	7,407

Total Contractual Cash Obligations	$454	$397	$261	$621	$7,038	$8,771

(1) Our 2007 capital expenditures are expected to be as high as $14 million. However, these capital expenditures are discretionary and, as a result, will be curtailed if sufficient funds are not available.

In addition to the above commitments, during 2007 and afterward, government authorities under our Louisiana state leases and other North American operators may also request us to participate in the cost of drilling additional exploratory and development wells. We may fund these future expenditures at their discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on factors out of our control, such as the timing of the request, the depth of the wells and the location of the property. Our discretionary capital expenditures for 2007 will be curtailed if we do not have sufficient funds available.  If we do not have sufficient funds or otherwise choose not to participate, we may experience a delay of future cash flows from proved undeveloped oil and gas reserves. Such expenditure curtailments could also result in us losing certain prospect acreage or reducing our interest in future development projects. As of December 31, 2006, we had no material purchase obligations.

Also in addition to the contractual obligations presented in the above table, we have written put and call options which may expose us to future obligations. Please see Item 7A for a discussion of these potential obligations.

Off-Balance Sheet Arrangements — As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006, we were not involved in any unconsolidated SPE transactions. We have no off-balance sheet arrangements.

Treasury Stock — Our Board has authorized the repurchase of 10 million shares of common stock. As of December 31, 2006, we have purchased approximately 6.8 million shares under this repurchase program, and approximately 3.2 million shares remain available for repurchase.

Adequacy of Capital Sources and Liquidity

We believe that we have the ability to provide for our 2007 operational needs and our planned capital expenditures for 2007 through projected operating cash flow, cash on hand, and our ability to raise capital. Our operating cash flow would be adversely affected by declines in oil and natural gas prices, which can be volatile.  Should projected operating cash flow decline, we may reduce our capital expenditures program and/or consider the issuance of debt, equity and convertible debt instruments, if needed, for utilization for the capital expenditure program.

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

The following table summarizes our total potential obligations under our written derivative contracts as of December 31, 2006 (in thousands):

	Contractual Expiration		Total Notional/ Maximum Amount	Fair Value
	2007	2008
Written put options	$2,768	$3,135	$5,903	$391
Written call options	—	2,046	2,046	145
	$2,768	$5,181	$7,949	$536

We believe that the fair value of these contracts is a more relevant measure of the obligations because we believe the notional amount overstates the expected payout. With regard to most of our written call options, our exposure is limited to our basis in the underlying shares that we have purchased. We had one written call option at December 31, 2006 for which we did not own the underlying shares.

Foreign Currency Exchange Rate Risk — Our investment in Global is subject to foreign currency exchange rate risk as our ownership of Global’s ordinary shares are denominated in British sterling pounds. Also, our investment in Spitfire is also subject to foreign currency exchange rate risk as our ownership of Spitfire’s ordinary shares are demonimated in Canadian dollars.  Any substantial fluctuation in these exchange rates as compared to the United States dollar could have a material effect on our balance sheet.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements appear on pages 41 through 81 in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Harken Energy Corporation

We have audited the consolidated balance sheets of Harken Energy Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harken Energy Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Harken Energy Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated February 28, 2007 expressed an unqualified opinion thereon.

HEIN & ASSOCIATES LLP

Dallas, Texas

February 28, 2007

HARKEN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

	December 31,	December 31,
	2005	2006
	(restated)
Assets

Current Assets:
Cash and temporary investments	$22,482	$25,954
Short term investments	15,000	5,000
Margin deposits held by broker	—	710
Accounts receivable, net	14,671	7,221
Assets of discontinued operations	8,904	—
Available for sale investments, current	—	1,414
Prepaid expenses and other current assets	1,605	1,290
Total Current Assets	62,662	41,589

Property and Equipment, net	90,781	51,503
Available for Sale Investments	—	30,324
Other Assets, net	2,720	1,733
	$156,163	$125,149

Liabilities and Stockholders' Equity

Current Liabilities:
Trade payables	$6,803	$2,208
Accrued liabilities and other	8,476	6,389
Liabilities of discontinued operations	53	—
Derivative liabilities	—	536
Revenues and royalties payable	3,713	3,494
Total Current Liabilities	19,045	12,627
Asset Retirement Obligation	6,301	7,407
Share Based Compensation Liability	10,687	—
Global Senior Convertible Notes Payable	12,500	—
Minority Interest in Consolidated Company	17,363	—
Total Liabilities	65,896	20,034

Commitments and Contingencies (Note 19)

Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $160 thousand liquidation value 700,000 shares authorized; 1,600 shares outstanding	2	2
Series G2 Preferred Stock, $1.00 par value; $100 thousand liquidation value 100,000 shares authorized; 1,000 shares outstanding	1	1
Series M Preferred Stock, $1.00 par value; $5 million and $4.4 million liquidation value, respectively 50,000 shares authorized; 50,000 and 44,000 shares outstanding, respectively	50	44
Common stock, $0.01 par value; 325,000,000 shares authorized; 223,575,732 and 223,380,887 shares issued, respectively	2,236	2,234
Additional paid-in capital	446,643	447,084
Accumulated deficit	(358,784)	(361,028)
Accumulated other comprehensive income	119	18,448
Treasury stock, at cost, 0 and 3,008,500 shares held, respectively	—	(1,670)
Total Stockholders’ Equity	90,267	105,115
	$156,163	$125,149

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

HARKEN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except for share and per share amounts)

	Year Ended December 31,
	2004	2005	2006
	(restated)	(restated)
Revenues and other:
Oil and gas operations	$28,989	$36,899	$26,893
Interest and other income	640	2,274	2,074
	29,629	39,173	28,967
Costs and Expenses:
Oil and gas operating expenses	7,918	10,631	9,592
General and administrative expenses (including share-based compensation expense of ($5,866, $6,406, and $2,184, respectively)	14,432	17,327	9,022
Depreciation, depletion, and amortization	10,668	11,293	10,193
Increase in Global warrant liability	14,207	13,297	—
Accretion expense	388	384	431
Interest expense and other	467	928	481
	48,080	53,860	29,719
Gain on exercise of Global warrants	—	28,341	—
Gain from extinguishments of debt, net	155	—	—
Gain on sale of Global shares	—	32,452	—
Gain on investment	990	—	—
Income (loss) from continuing operations before income taxes	$(17,306)	$46,106	$(752)
Income tax expense	553	730	187
Income (loss) from continuing operations before minority interest	$(17,859)	$45,376	$(939)
Minority interest of consolidated company	572	96	2,175
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(17,287)	$45,472	$1,236
Loss from discontinued operations, net of taxes	(897)	(2,817)	(1,223)
Cumulative effect of a change in accounting principle	—	—	(868)
Net income (loss)	$(18,184)	$42,655	$(855)
Accrual of dividends related to preferred stock	(2,884)	(914)	(204)
Exchange of preferred stock	(1,123)	—	—
Payments of dividends and modification of preferred stock and common stock warrants	3,492	327	(1,185)
Net income (loss) attributed to common stock	$(18,699)	$42,068	$(2,244)
Basic net income (loss) per common share:
Net income (loss) per common share from continuing operations before cumulative effect of change in accounting principle	$(0.09)	$0.20	$—
Discontinued operations	—	(0.01)	(0.01)
Cumulative effect of change in accounting principle	—	—	—
Net income (loss) per common share	$(0.09)	$0.19	$(0.01)
Weighted average common shares outstanding	201,702,235	219,369,798	222,941,410
Diluted income (loss) per common share:
Net income (loss) per common share from continuing operations before cumulative effect of change in accounting principle	$(0.09)	$0.19	$—
Discontinued operations	—	(0.01)	(0.01)
Cumulative effect of change in accounting principle	—	—	—
Net income (loss) per common share	$(0.09)	$0.18	$(0.01)
Weighted average common shares outstanding	201,702,235	243,634,909	222,941,410

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

HARKEN ENERGY CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Preferred Stock					Common	Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive
	G1	G2	G3	G4	M	Stock	Capital	Stock	Deficit	Income	Total

Balance, December 31, 2003 (restated)	$325	$62	$77	$—	$—	$1,854	$432,027	$(1,452)	$(382,152)	$740	$51,481

Issuance of common stock, net of offering costs	—	—	—	—	—	36	3,189	—	—	—	3,225
Issuance of common stock to repay debt	—	—	—	—	—	19	1,072	—	—	—	1,091
Conversion/redemption of convertible notes	—	—	—	—	—	7	311	—	—	—	318
Issuance of preferred stock and common stock warrants	—	—	—	—	50	—	7,355	—	(1,885)	—	5,520
Conversions of preferred stock to common stock	(310)	(37)	(77)	—	—	273	4,210	—	(289)	—	3,770
Conversions of preferred stock to preferred stock	(1)	(23)	—	78	—	—	1,851	—	338	—	2,243
Payment of preferred stock dividends	—	—	—	—	—	7	611	—	4,206	—	4,824
Accrual of preferred stock dividends	—	—	—	—	—	—	—	—	(2,884)	—	(2,884)
Issuance of stock of subsidiary	—	—	—	—	—	—	(153)	—	—	—	(153)
Repurchase of treasury stock	—	—	—	—	—	—	—	(1,098)	—	—	(1,098)
Comprehensive loss:
Reclassification of holding gain on available for sale investment into earnings	—	—	—	—	—	—	—	—	—	(606)
Reclassification of derivative fair value into earnings	—	—	—	—	—	—	—	—	—	(15)
Net loss	—	—	—	—	—	—	—	—	(18,184)	—
Total comprehensive loss											(18,805)
Balance, December 31, 2004 (restated)	$14	$2	$—	$78	$50	$2,196	$450,473	$(2,550)	$(400,850)	$119	$49,532

Adjustment of preferred stock conversion price	—	—	—	—	—	—	4	—	(90)	—	(86)
Conversions of debt/equity to common stock	—	—	—	—	—	122	5,630	—	—	—	5,752
Conversions of warrants to common stock	—	—	—	—	—	6	359	—	—	—	365
Redemption of preferred stock for cash	(12)	(1)	—	(78)	—	—	(4,935)	—	182	—	(4,844)
Accrual of preferred stock dividends	—	—	—	—	—	—	—	—	(914)	—	(914)
Issuance of preferred stock dividends	—	—	—	—	—	2	38	—	233	—	273
Options/Warrants exercised for common stock	—	—	—	—	—	—	1,309	—	—	—	1,309
Treasury stock repurchase	—	—	—	—	—	—	—	(3,775)	—	—	(3,775)
Treasury stock retirements	—	—	—	—	—	(90)	(6,235)	6,325	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	42,655	—
Total comprehensive income											42,655
Balance, December 31, 2005 (restated)	$2	$1	$—	$—	$50	$2,236	$446,643	$—	$(358,784)	$119	$90,267

Adjustment of preferred stock and common stock warrant terms	—	—	—	—	—	—	1,147	—	(1,147)	—	—
Conversions of preferred stock to common stock	—	—	—	—	(6)	10	3	—	—	—	7
Conversions of common stock warrants to common stock	—	—	—	—	—	1	40	—	—	—	41
Accrual of preferred stock dividends	—	—	—	—	—	—	—	—	(204)	—	(204)
Issuance of preferred stock dividends	—	—	—	—	—	—	2	—	(38)	—	(36)
Options exercised for common stock of consolidated company	—	—	—	—	—	—	139	—	—	—	139
Treasury stock repurchase	—	—	—	—	—	—	—	(2,573)	—	—	(2,573)
Treasury stock retirements	—	—	—	—	—	(13)	(890)	903	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	(855)	—
Unrealized holding gain on available for sale investments										12,447
Reclassification of holding gain on available for sale investment into earnings										(101)
Unrealized foreign currency gain										5,983
Total comprehensive income											17,474
Balance, December 31, 2006	$2	$1	$—	$—	$44	$2,234	$447,084	$(1,670)	$(361,028)	$18,448	$105,115

The accompanying Notes to Consolidated Financial Statements
are an integral part of these Statements.

HARKEN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2005	2006
	(restated)	(restated)
Cash flows from operating activities:
Net income (loss)	$(18,184)	$42,655	$(855)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	10,668	11,293	10,193
Amortization of debt issuance costs and other	162	157	—
Accretion of asset retirement obligation	388	384	431
Gain on extinguishment of notes, net	(155)	—	—
Gain on investments	(990)	—	(284)
Share-based compensation	5,866	6,406	2,184
Increase in Global warrant liability	14,207	13,297	—
Loss from discontinued operations	897	2,817	1,223
Cumulative effect of a change in accounting principle	—	—	868
Gain on exercise of Global warrants	—	(28,341)	—
Gain on sale of shares in Global	—	(32,452)	—
Minority interest	(572)	(96)	(2,175)
Other	225	(1,152)	347
Change in operating assets and liabilities:
Decrease (increase) in short-term investments	—	(15,000)	10,000
Decrease (increase) in accounts receivable and other	(4,722)	(5,554)	4,228
Increase in margin deposits posted with brokers	—	—	(710)
Increase in derivative liabilities	—	—	823
Increase (decrease) in trade payables and other	5,412	3,268	(2,810)
Net cash provided by (used in) operating activities	13,202	(2,318)	23,463

Cash flows from investing activities:
Net proceeds from sales of assets	(23)	131	2,941
Capital expenditures	(17,661)	(33,592)	(20,128)
Deconsolidation of Global	—	—	(4,282)
Cash received from redemption of IBA preferred shares	—	—	7,500
Investment in IBA preferred shares	(12,500)	—	—
Sales of investments	1,592	—	1,303
Purchase of available for sale investments	—	—	(4,838)
Sale of shares in Global	—	45,476	—
Net cash provided by (used in) investing activities	(28,592)	12,015	(17,504)

Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	3,225	365	41
Proceeds from issuances of long-term debt, net of issuance costs	4,893	(63)	—
Proceeds from issuances of long-term debt by Global, net of issuance costs	—	11,796
Proceeds from issuances of preferred stock, net of issuance costs	16,144	—
Proceeds from issuances of common stock of Global, net of issuance costs	—	581	—
Repayments of debt, convertible notes and long-term obligations	(2,489)	(3,333)	—
Payments of preferred dividends	(396)	(381)	(232)
Purchase of preferred stock	—	(9,467)	—
Treasury shares purchased	(1,098)	(3,775)	(2,296)
Net cash provided by (used in) financing activities	20,279	(4,277)	(2,487)

Net increase in cash and temporary investments	4,889	5,420	3,472
Cash and temporary investments at beginning of period	12,173	17,062	22,482
Cash and temporary investments at end of period	$17,062	$22,482	$25,954

The accompanying Notes to Consolidated Financial Statements
are an integral part of these Statements.

HARKEN ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Harken Energy Corporation (Harken) (a Delaware Corporation) is an independent energy company engaged primarily in oil and gas exploration, exploitation, development and production activities.  In addition to our oil and gas operations, we engage in the active management of investments in energy industry securities traded on domestic securities exchanges. We also seek to invest in additional energy-based growth opportunities.  Our crude oil and natural gas operations consist of exploration, exploitation, development, production and acquisition efforts in the United States, principally in the onshore and offshore Gulf Coast regions of South Texas and Louisiana as well as coal bed methane exploration and development activities in Indiana and Ohio. We have an investment in Global Energy Development, Plc (“Global”) through our ownership of approximately 34% of Global’s ordinary shares which we account for as a cost method investment. Global has exploration, development and production activities in Columbia and exploration activities in Panama and Peru. Consistent with ourstrategy in 2006, we diversified our holdings of oil and gas assets by acquiring an investment in a junior oil and gas exploration company in Canada.

Principles of Consolidation and Presentation — The Consolidated Financial Statements include the accounts of Harken and all of the companies that we through, our direct or indirect ownership or share holding, were provided the ability to control the operating policies and procedures. During the second quarter of 2006, we deconsolidated Global from our consolidated financial statements. We reflected the deconsolidation prospectively. We have provided unaudited pro-forma condensed consolidated balance sheets and results of operations giving effect to the deconsolidation of Global’s operations as if it had been effective for all periods presented. See Note 2 — Investment in Global for further discussion. All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates are required for proved oil and gas reserves which, as described in Note 6 — Oil and Gas Properties, have a material impact on the carrying value of oil and gas property. Actual results could differ from those estimates and such differences could be material. Certain prior year amounts have been reclassified to conform with the 2006 presentation.

Statement of Cash Flows — For purposes of the Consolidated Statements of Cash Flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We paid cash for interest in the amounts of $219 thousand, $197 thousand and $170 thousand during 2004, 2005 and 2006, respectively.  All significant non-cash investing and financing activities are discussed in Notes 3 —Acquisitions and Dispositions, Note 8 — Convertible Notes Payable and Note 11 —Stockholders’ Equity.

Concentrations of Credit Risk — Although our cash and temporary investments and accounts receivable are exposed to potential credit loss, we do not believe such risk to be significant. Cash and temporary investments includes investments in certificates of deposit and money markets placed with highly rated financial institutions. Most of our accounts receivable are from a broad and diverse group of industry partners, many of which are major oil and gas companies and do not in total represent a significant credit risk.

Allowance for Doubtful Accounts — Accounts receivable are customer obligations due under normal trade terms. We sell our oil and gas production to companies involved in the transportation and refining of crude oil and natural gas. We perform continuing credit evaluations of our customers’ financial condition and although we generally do not require collateral, letters of credit may be required from their customers in certain circumstances.

Senior management reviews accounts receivable to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, we believe the allowance for doubtful accounts as of December 31, 2006 is adequate. However, actual write-offs could exceed the recorded allowance. At December 31, 2005 and 2006, we had recorded allowances of $388 thousand and $175 thousand, respectively.

Comprehensive Income (Loss) — Comprehensive income (loss) includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Our total comprehensive income (loss) is as follows:

	Years Ended December 31,
	2004	2005	2006
	(in thousands)

Net income (loss)	$(18,184)	$42,655	$(855)
Foreign currency translation adjustment on investment	—	—	5,983
Reclassification of holding gain on available for sale investment into earnings	(606)	—	(101)
Reclassification of derivative fair value into earnings	(15)	—	—
Unrealized gain on investments	—	—	12,447
Total comprehensive income (loss)	$(18,805)	$42,655	$17,474

Financial Instruments — We carry our financial instruments including cash, auction rate bonds, equity securities and derivatives at their estimated fair values.  The fair values of our auction rate bonds, securities and exchange-traded derivatives are based on prices quoted in active markets; the fair values of our commodity derivatives are based on pricing provided by our counterparties.

Our investments in auction rate bonds have been designated trading securities, and their associated gains are recognized in earnings.  All of our investments in equity securities have been designated as available for sale. With the exception of our investments in Global and Spitfire Energy, Inc., these securities have been classified as current assets in our accompanying balance sheets due to our ability to readily convert these investments into cash to fund current operations or satisfy other cash requirements as needed. Our investments in Global and Spitfire are classified as non-current assets in our accompanying balance sheets. The associated unrealized gains and losses on our available for sale investments are recorded to other comprehensive income until realized.

Property and Equipment — We follow the full cost accounting method to account for the costs incurred in the acquisition, exploration, exploitation, development and production of oil and gas reserves. Production facilities are depreciated on a units-of-production method. Other property and equipment is depreciated on the straight-line method over the estimated useful lives of each asset, which range from three to twelve years.

Other Assets — We have included in other assets certain issuance costs associated with our previously outstanding debt instruments, as well as the cost of oilfield material and equipment inventory, and prepaid drilling costs. At December 31, 2004, other assets included $473 thousand of oilfield material and equipment inventory and $1.0 million of prepaid drilling costs. At December 31, 2005, other assets included debt issuance costs of $689 thousand, net of $15 thousand of accumulated amortization, $445 thousand of oilfield material and equipment inventory, and $1.6 million of prepaid drilling costs and other. At December 31, 2006, other assets included $1.7 million of prepaid drilling costs. Debt issuance costs were amortized over the term of the associated debt instrument. At December 31, 2006, we have no debt outstanding.

Capitalization of Interest — We capitalize interest on certain oil and gas exploration and development costs which are classified as unevaluated costs, or which have not yet begun production. During 2004, we recorded interest expense of $402 thousand, net of $82 thousand of interest which was capitalized to oil and gas properties.  During 2005, we recorded interest expense of $472 thousand net of $40 thousand of interest which was capitalized to oil and gas properties. We did not capitalize any interest during 2006. At December 31, 2006, we have no debt outstanding.

General and Administrative Expenses — We reflect general and administrative expenses net of operator overhead charges and other amounts billed to joint interest owners. General and administrative expenses are net of $238 thousand, $203 thousand and $250 thousand for such amounts during 2004, 2005 and 2006, respectively. Share-based compensation expense is classified with general and administrative expenses. See Note 12 - Stock Option Plan for further discussion on share-based compensation expense.

Provision for Asset Impairments — Assets that are used in our operations, and are not held for resale, are carried at cost, less accumulated depreciation and amortization.  We review our long-lived assets, other than our investment in oil and gas properties, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When evidence indicates that operations will not produce sufficient cash flows to cover the carrying amount of the related asset, and when the carrying amount of the related asset cannot be realized through sale, a permanent impairment is recorded and the asset value is written down to fair value.

Revenue Recognition — We use the sales method of accounting for natural gas and crude oil revenues. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which we are entitled based on our interests in the properties. Approximately 60% of our oil and gas properties are operated by outside parties. With respect to these properties, we typically receive actual sales information approximately sixty to ninety days after the date of sale on these properties. With respect to these non-operated properties, our estimates of production and revenue may differ from actual production and revenues received. Differences can create imbalances that are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup its entitled share through production.  There are no significant balancing arrangements or obligations related to our operations.

Commodity Derivative Financial Instruments — We have entered into certain commodity derivative instruments to mitigate commodity price risk associated with a portion of our natural gas and crude oil production and cash flows. We also have engaged in the active management of derivative instruments in energy industry securities traded on domestic securities exchanges. We have accounted for these derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) which requires recognition of all derivatives as assets or liabilities at fair value. We have not designated any of our derivatives as hedging instruments, and therefore we include the entire change in fair value of the derivative instrument to earnings during each period. For further discussion, see Note 15 — Derivative Instruments.

Stock Options — We have deconsolidated Global’s operations from our consolidated financial statements. See Note 2 — Investment in Global for further discussion. Global’s operations for the quarter ended March 31, 2006 prior to this deconsolidation remain included in our consolidated financial statements.

At December 31, 2004, 2005 and 2006, we had no outstanding stock options. The following stock option information relates solely to Global’s stock option plan at March 31, 2006 prior to their deconsolidation. Effective January 1, 2006, we and our consolidated companies adopted SFAS No. 123 (R) using the modified prospective transition method.  In addition, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarterly period ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) resulted in a cumulative effect of a change in accounting principle on the consolidated condensed statement of operations ended December 31, 2006 for the amount of $868 thousand as an increase to Net loss. We did not recognize a tax benefit from the cumulative effect adjustment because Global, the only entity impacted by SFAS 123 (R), had net operating losses which will prevent any tax benefit from being received from any exercised options. In accordance with SFAS 123(R), tax benefits and/or credits to additional paid-in capital for any additional deduction would not be recognized until the deduction actually reduces the taxes payable. Please see Note 12 - Stock Option Plan for additional information.

Sales of Oil and Gas Properties — We account for sales of oil and gas properties as adjustments of capitalized costs to the full cost pool, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the full cost pool. During 2006, we sold certain of our non-core oil and gas properties at auction for net cash proceeds of approximately $2.9 million. No gain or loss was recognized from this sale.

Consolidation of Variable Interest Entity — In September 2004, we invested $12.5 million in IBA. See Note 5 — Discontinued Operations, for further discussion of IBA. IBA ceased operations during the third quarter of 2006 and has been accounted for as a discontinued operation. Our investment in IBA was a variable interest, as defined in Financial Accounting Standards Board Interpretation (“FIN”) No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). FIN 46R requires the consolidation of a variable interest entity (“VIE”), as defined, if a company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. We had determined that the investment in IBA met the requirements of FIN 46R, and we were the primary beneficiary, as defined. Therefore, we consolidated the assets, liabilities and results of operations of IBA for all previous periods presented.

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

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R).” FSP FIN 46(R)-6 provides further accounting guidance in assessing whether an entity is subject to the accounting requirements of FIN 46(R). FSP FIN 46(R)-6 is effective for all entities with which an enterprise becomes involved and all existing entities when a reconsideration event has occurred, in each case, at the beginning of the first reporting period that starts after June 15, 2006. During 2006, we adopted SAB 108 with the restatement of our consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years ended December 31, 2004 and 2005, and each of the quarterly periods in fiscal years 2005 and 2006. In accordance with SAB 106, previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been amended. See Note 20 — “Restatement of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

In May 2006, the Governor of Texas signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component.  Specifically, we will be subject to a new entity level tax beginning in 2008 on the portion of our total revenue (as that term is defined in the legislation) that is generated in Texas beginning in our tax year ending December 31, 2007. Specifically, the Texas margin tax will be imposed at a maximum effective rate of 0.7% of our total revenue that is apportioned to Texas.  Based on our initial calculations, we expect to incur a deferred tax liability in 2007 related to the Texas Margin Tax of approximately $20 thousand. Therefore, this new tax law is not expected to be material to our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained if the position were to be challenged by a taxing authority.  The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  We do not expect the adoption of FIN 48 to be material to our consolidated financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period.  If the prior period effect is material to the current period, then the prior period is required to be corrected.  Correcting prior year financial statements would not require an amendment of prior year financial statements, but such corrections would be made the next time the company files the prior year financial statements.  Upon adoption, SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for corrections of prior period misstatements required under this statement.  SAB 108 is effective for fiscal years beginning after November 15, 2006. During 2006, we adopted SAB 108 with the restatement of our consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years ended December 31, 2004 and 2005, and each of the quarterly periods in fiscal years 2005 and 2006. In accordance with SAB 108, previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been amended. See Note 20 — “Restatement of Consolidated Financial Statements”.

(2)                                 INVESTMENT IN GLOBAL

Deconsolidation of Global — At December 31, 2006, we owned approximately 34% of Global’s ordinary shares. During the first quarter of 2006, Lyford Investments Enterprises Ltd. (“Lyford”) owned 17.01% of the ordinary shares of Global and also beneficially owned approximately 30% of the combined voting power of our common stock. Lyford’s representative, Alan Quasha, is the Chairman of our Board of Directors. During the first quarter of 2006, our direct equity interest of 33.67% combined with Lyford’s 17.01% equity interest in Global and the previous sharing of certain management and administrative functions between Global and us, were deemed to provide us with the legal power to control the operating policies and procedures of Global as of March 31, 2006, which required us to consolidate the operations of Global as of such date.

In April 2006, Global advised us that Lyford had sold a portion of its equity interest in Global, reducing Lyford ownership to 15.89% of the ordinary shares of Global such that our direct equity interest in Global combined with Lyford’s direct equity interest in Global was reduced to less than 50% of Global’s outstanding voting securities.  Based upon this reduction in ownership and the elimination of shared management and administrative functions between us and Global, we determined that we no longer had the legal power to control the operating policies and procedures of Global and that we were required to deconsolidate Global from our consolidated financial statements beginning effectively during the second quarter of 2006. Under U.S. GAAP, we are required to reflect this deconsolidation prospectively. As a result of this treatment, Global’s operations for the quarter ended March 31, 2006 are still included in our consolidated financial statements at December 31, 2006.

Based upon our ownership percentage at December 31, 2006 of approximately 34% of Global’s outstanding common shares, we would normally treat our ownership of Global as an equity method investment if we had the ability to exercise significant influence over Global. However, there are certain information requirements needed from Global to permit us to comply with the requirements of the equity method.  Global’s common shares are listed on the AIM Market of the London Stock Exchange, and under AIM guidelines, Global publicly reports its financial results on a semi-annual basis (June 30 and December 31) in conformity with accounting principles generally accepted in the United Kingdom (“UK GAAP”). To comply with the requirements of the equity method we require adequate financial information from Global in order to conform Global’s UK GAAP financial statements to accounting principles generally accepted in the United States on a quarterly basis. We made formal written requests to Global to provide us the needed financial information to apply the equity method, but Global refused to provide to us this information, citing foreign securities exchange restrictions against providing more financial information to us than is available to their other shareholders.

As reflected in Global’s public announcements and filings, Global’s board of directors was expanded to six members.  One of the new directors, a member of the House of Lords of the United Kingdom, heads Global’s audit committee and has taken an active role in the oversight of the committee’s functions and obligations with respect to restrictions imposed on Global regarding the disclosure of nonpublic information.  As a result, and due to Global’s continued refusal to provide the financial information required for us to treat Global as an equity method investment, we concluded that we do not have the ability to exercise significant influence over Global and cannot comply with the requirements of the equity method.  Therefore beginning April 1, 2006, we are accounting for our Global shares as an available-for-sale cost method investment. We recognize only dividend income beginning April 1, 2006, and our investment in Global is adjusted to fair value every quarterly period with an offset to other comprehensive income in stockholders’ equity.

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

At December 31, 2006, our investment in Global of $28.2 million was equal to the market value of our 11.9 million shares of Global’s common stock based on Global’s closing share price of £1.21. The foreign currency exchange rate changed from 1.74 U.S. dollars per U.K. pounds sterling at April 1, 2006 to 1.96 U.S. dollars per U.K. pounds sterling at December 31, 2006. The foreign currency translation adjustment of $5.8 million and the unrealized loss on investment of $36.2 million for these subsequent changes in market value are recorded to other comprehensive income in stockholders’ equity at December 31, 2006. At December 31, 2006, our total unrealized gain on our investment and foreign currency translation in Global shares recorded to other comprehensive income in stockholders equity was $18.4 million.

Pro Forma Information — The following unaudited pro forma combined condensed balance sheet at December 31, 2005 along with the pro forma combined condensed statement of operations for the years ended December 31, 2004, 2005 and 2006 gives effect to the deconsolidation of Global’s operations as if it had been effective for all periods presented.  The combined condensed balance sheet at December 31, 2006 is presented as reported.  The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of future operating results.

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

To arrive at our pro forma combined condensed statement of operations for each period presented, we removed Global’s historical results of operations at their previously-reported values and adjusted the Gain on Sale of Global shares, Unrealized gain on Global Warrants and Gain on exercise of Global Warrants to the amounts which would have been reported if Global was a cost-method investment at the time.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES
PRO FORMA CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	December 31,	December 31,
	2005	2006
Assets	(restated)

Current Assets:
Cash and temporary investments	$14,269	$25,954
Short term investments	15,000	5,000
Margin deposits held by broker	—	710
Accounts receivable, net	9,519	7,221
Assets of discontinued operations	8,904	—
Available for sale investments, current	—	1,414
Prepaid expenses and other current assets	1,060	1,290
Total Current Assets	48,752	41,589

Property and Equipment, net	49,971	51,503
Available for Sale Investments	50,186	30,324
Other Assets, net	1,580	1,733
	$150,489	$125,149

Liabilities and Stockholders' Equity

Current Liabilities:
Trade payables	$4,267	$2,208
Accrued liabilities and other	7,239	6,389
Liabilities of discontinued operations	53
Derivative liabilities	—	536
Revenues and royalties payable	3,713	3,494
Total Current Liabilities	15,272	12,627

Asset Retirement Obligation	5,502	7,407

Total Liabilities	20,774	20,034

Commitments and Contingencies (Note 19)

Stockholders’ Equity:	129,715	105,115
	$150,489	$125,149

HARKEN ENERGY CORPORATION

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Year Ended December 31,
	2004	2005	2006
	(restated)	(restated)
Revenues and other:
Oil and gas operations	$18,015	$17,854	$23,150
Interest and other income, net	825	1,008	2,020
	18,840	18,862	25,170
Costs and Expenses:
Oil and gas operating expenses	5,382	5,288	8,332
General and administrative	6,562	6,950	5,649
Depreciation and amortization	7,254	5,936	9,134
Increase in Lyford warrant liability	13,301	12,947	—
Accretion expense	357	343	420
Interest expense and other, net	465	638	155
	33,321	32,102	23,690
Gain on exercise of Global warrants (A)	—	28,341	—
Unrealized gain (loss) on Global warrants (B)	11,784	(14,407)	—
Gain on sale of investment	990	—	—
Gain on sale of extinguishments of debt, net	155	—	—
Gain on sale of Global shares (A)	—	27,957	—
Net income (loss) before income taxes	$(1,552)	$28,651	$1,480
Income tax expense (benefit)	(8)	15	—
Net income (loss) from continuing operations	$(1,544)	$28,636	$1,480
Loss from discontinued operations, net of taxes	(897)	(2,817)	(1,223)
Net income (loss)	$(2,441)	$25,819	$257
Accrual of dividends related to preferred stock	(2,884)	(914)	(204)
Exchange of preferred stock	(1,123)	—	—
Payments of dividends and modification of preferred stock and common stock warrants	3,492	327	(1,185)
Net income / (loss) attributed to common stock	$(2,956)	$25,232	$(1,132)
Basic net income / (loss) per common share:
Net income / (loss) per common share	$(0.01)	$0.12	$(0.01)
Weighted average common shares outstanding	201,702,235	219,369,798	222,941,410
Diluted income / (loss) per common share:
Net income / (loss) per common share	$(0.01)	$0.11	$(0.01)
Weighted average common shares outstanding	201,702,235	243,634,909	222,941,410

(A)    Calculated under cost-method accounting.
(B)     Calculated in accordance with SFAS 133.

                Direct Sales of Global Common Shares — During 2005, we sold certain of our common shares of Global through numerous individual transactions in the market through the year in exchange for total cash consideration, net of fees, of approximately $40 million. In accordance with APB 18 and as a result of the sale of these shares during the year ended December 31, 2005, we recognized total gains of approximately $32.5 million, which was equal to the amount by which the net proceeds of each transaction exceeded our proportionate carrying value of Global as of the date of each transaction.

Accounting for Global Warrants — As part of Global’s issuance of warrants to its shareholders in 2002, Global issued to its minority shareholders (“Global Warrants held by Minority Interest Owners”), warrants to purchase shares of Global stock at 60 UK pence per share.  Also in 2002, we issued to Lyford warrants (the “Lyford Warrants”) to purchase up to 7,000,000 shares of Global held by Harken at a price of 50 UK pence per share.

During 2005, we accounted for the Lyford Warrants and the Global Warrants held by Minority Interest Owners as derivatives in accordance with SFAS 133 and EITF 00-6, “Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in, the Stock of a Consolidated Subsidiary” (“EITF 00-6”). We recorded the estimated fair value of the warrants as a liability at issuance and adjusted the liability to its estimated fair value each period with any changes in value reflected in earnings.

The fair value of the warrants was calculated by a third-party firm based primarily on the underlying market price of Global’s common stock price. In 2004 and 2005 through the date of exercise of the warrants, we recorded losses of approximately $14 million and $13 million for the years ended December 31, 2004 and 2005, respectively, for the change in the fair value of these warrants. We had no similar transactions in 2006.

In September 2005, upon exercise of the Lyford Warrants, and in accordance with EITF 00-6, we recognized a Gain on Exercise of Global Warrants of approximately $28 million in the Consolidated Statement of Operations representing the difference between our proportionate net book value of our shares in Global as of the date of exercise and the cash proceeds received plus the fair value of the Lyford Warrant Liability immediately prior to exercise. We had no similar transactions in 2004 or 2006.

As a result of increases in Global’s common share price, we recorded losses of approximately $906 thousand and $350 thousand for the Global Warrants held by Minority Interest Owners for the years ended December 31, 2004 and 2005, respectively, for the change in the fair value of these warrants. Unlike the Lyford Warrants (referred to above), the exercise of which resulted in a direct sale of Global shares held by us to Lyford, the minority owners received their shares of Global through a share issuance directly from Global upon exercise of their warrants.  Therefore we did not reflect any gain or loss on the exercise of Global Warrants held by Minority Interest Owners in the years ended December 31, 2004 and 2005.

Exercise of Global Warrants held by Harken — As part of Global’s issuance of warrants to its shareholders in 2002, Global issued to us warrants to purchase 6,487,481 of Global’s ordinary common shares at 60 UK pence per share. In 2005, we exercised all of our outstanding warrants to purchase 6,487,481 ordinary shares in Global for total cash consideration of approximately $7.1 million. These warrants had an expiration date of August 2005.

(3) ACQUISITIONS AND DISPOSITIONS

Indiana Posey Prospect Acquisition — In March 2005 we entered into an exploration and development agreement (the “Indiana Posey Agreement”) with Indiana Posey L.P., a Texas limited partnership, for the joint exploration and development of coalbed methane within the Posey Prospect area consisting of approximately 400,000 acres in Posey, Gibson and Vanderburgh counties of Indiana. The Indiana Posey Agreement designates a third party, Ute Oil Company, d/b/a A.C.T. Operating Company, a Texas corporation, as the Operator to conduct the operations detailed in the Indiana Posey Agreement and in the corresponding joint operating agreement.

The Indiana Posey Agreement had an effective date of March 1, 2005 and provides for the project to be conducted in three separate phases. Our obligations under the Indiana Posey Agreement include funding 100% of the initial $7.5 million in costs to carry out the joint exploration and development of the project in return for a non-operating 65% interest in the Posey Prospect Area. The Indiana Posey Agreement also provides that we are to receive a 82.5% net revenue interest.

In Phase I of the Indiana Posey Agreement, we were required to pay $500 thousand as an initial prospect payment, to Indiana Posey L.P., which was paid immediately upon signing of the Indiana Posey Agreement. We were also required to fund an Authority for Expenditure (“AFE”) in the amount of $288 thousand to cover work to be performed during Phase I within 10 days of receipt of request from Indiana Posey L.P. In May 2005, we elected to expand the scope of the Phase I coring work, and funded $446 thousand in connection with the drilling and evaluation of five core samples for Phase I.

In September 2005, after the submission of a Phase I core evaluation report by the Indiana Posey L.P., we elected to proceed and fund pilot well drilling under Phase II of the Indiana Posey Agreement.  With regard to the Phase II election, we made an additional $500 thousand prospect acquisition payment and have funded approximately $912 thousand of a $1.3 million AFE for the first of two pilot well projects on the Indiana Prospect.  Subsequently, a second pilot well project may be initiated by the funding of a second AFE by us for approximately $1.1 million. The drilling of the pilot wells was commenced in the last quarter of 2006, and the project should be completed in the first quarter of 2007. Additional pilot wells contemplated by the Agreement will depend on the timing and availability of the Operator.

Should we elect to proceed with Phase III, we will be required to pay the third and final prospect payment of $500 thousand to Indiana Posey L.P. and to fund the related AFE costs. Phase III would continue until such time as we incur $7.5 million in the carried interest amount costs as defined in the Indiana Posey Agreement. Subsequent to Phase III, Harken and Indiana Posey L.P.’s development of the project shall be governed by a joint operating agreement.

Ohio Cumberland Prospect Acquisition — In March 2005, we entered into an exploration and development agreement (the “Ohio Cumberland Agreement”) with Ohio Cumberland, L.P., a Texas limited partnership, for the joint exploration and development of coalbed methane within the Cumberland Prospect Area consisting of approximately 400,000 acres in Guernsey, Noble, Muskingum, Washington and Morgan Counties of Ohio. The Ohio Cumberland Agreement designates a third party, Ute Oil Company, d/b/a A.C.T. Operating Company, a Texas corporation, as the Operator to conduct the operations detailed in the Ohio Cumberland Agreement and in the corresponding joint operating agreement.

The Ohio Cumberland Agreement had an effective date of April 1, 2005 and provides for the project to be conducted in three separate phases. Our obligations under the Ohio Cumberland Agreement include funding 100% of the initial $7.5 million in costs to carry out the joint exploration and development of the project in return for a non-operating 65% interest in the Cumberland Prospect Area. The Ohio Cumberland Agreement also provides that we are to receive a 82.5% net revenue interest.

In Phase I of the Ohio Cumberland Agreement, we were required to pay $500 thousand, as an initial prospect payment, to Ohio Cumberland, L.P. which was paid on the effective date of the agreement. We also funded an AFE in the amount of $284 thousand in July 2005 to cover the completed initial coring phase for this prospect.

In December 2006, after the submission of a Phase I core evaluation report by the Ohio Cumberland L.P., we elected to proceed and fund pilot well drilling under Phase II of the agreement. With regard to the Phase II election, we made an additional $500 thousand prospect acquisition payment and will fund an AFE, in the amount of approximately $1.3 million, divided into two payments: one for $970 thousand to cover the first pilot project and the second payment in the amount of $307 thousand for the facilities. The drilling of the pilot wells is expected to commence in the second quarter of 2007, and the project should be completed in the third quarter of 2007. Subsequently, we are to fund a separate AFE (in the amount of $1.1 million, divided into two payments: $454 thousand for the facilities and $650 thousand for the 5 pilot wells) within 10 days after spudding the last well on the first pilot project.

Should we elect to proceed with Phase III, we will be is required to pay the third and final prospect payment of $500 thousand to Ohio Cumberland, L.P. and to fund the related AFE costs. Phase III would continue until such time as we incur $7.5 million in the carried interest amount costs as defined in the Agreement. Subsequent to Phase III, Harken and Ohio Cumberland, L.P.’s development of the project shall be governed by a joint operating agreement.

In November 2005, we also executed an agreement with Ohio Triangle, L.P. wherein we will purchase a 65% non-operating working interest in additional coalbed methane acreage located in Ohio. The drilling of three core holes commenced in the last quarter 2006 in Phase I.  The last of the three cores holes is expected to be completed in the first quarter of 2007. Analysis of the cores will subsequently be performed. Based on favorable results in Phase I, we have the option to purchase approximately 20,000 acres of coal rights and initiate a Pilot Program in Phase II.  Following a review of Phase II results, we have the option to begin a development program during which we would provide 100% funding up to total expenditures of $7.5 million.

Creole Acquisition — In December 2006, we purchased interests in certain oil and gas properties in the Cameron Parish of Southern Louisiana for net cash consideration of $2.75 million. In the transaction we acquired an undivided fifteen (15%) percent of eight-eighths (8/8ths) non-operated working interest in and to the leases, wells, facilities, equipment and appurtenances in the Field.  The leases acquired involve six different Louisiana State Leases and one private mineral lease totaling approximately 1,360 acres. Two wellbores were a part of the transaction. The Rozel Operating Company - SL — 18423 #1 is a new dually completed well with current production out of two separate reservoirs with additional behind pipe reserves. The second well, the SL 2760 A-5, has proved behind pipe reserves assigned. In addition, there are two proved undeveloped locations which are planned to be drilled in 2007.

Sales of Oil and Gas Properties — In late 2006 we sold certain of our non-core oil and gas properties at auction for net cash proceeds of approximately $2.9 million. No gain was recognized on the transaction.

(4)  INVESTMENTS

Trading Securities — Our short-term investments classified as trading securities at December 31, 2005 and 2006 consisted of $15 million and $5 million in auction bonds, respectively. These investments are recorded at their fair value in both periods. There was no significant unrealized gain or loss on these investments for any period covered by this report. Any unrealized gain or loss on these in the future will be recorded to earnings.

Available-for-Sale Investment — Spitfire Energy, Ltd. — In December 2006, we acquired 2.6 million common shares and 1.3 million warrants to acquire common shares of Spitfire Energy, Ltd. (“Spitfire”) through a private placement for investment purposes at a total cost of $2.3 million.  At December 31, 2006, these common share holdings represented approximately 9% of the currently outstanding Spitfire common shares (14.0% assuming exercise of the warrants).  We are accounting for our Spitfire common shares as an available-for-sale cost method investment. We recognize only dividend income, and our investment in Spitfire is adjusted to fair value every quarterly period with an offset to Other comprehensive income in stockholders’ equity.

Accounting for the Spitfire Warrants — We account for our 1.3 million warrants to acquire common shares of Spitfire as derivatives in accordance with SFAS 133. We recorded the estimated fair value of the warrants of approximately $297 thousand as an asset at issuance and adjusted the asset to its estimated fair of

$363 thousand at December 31, 2006 with the change in value of $66 thousand recognized in Interest income and other in our consolidated statement of operations as of December 31, 2006.

Summary of Available-for-Sale Investments —During the three years ended December 31, 2006 we recorded the following unrealized gains and losses and foreign currency translation adjustments on our available-for-sale investments which include our investment in common shares of Global and Spitfire as well as our investments in common shares of other publicly traded entities to Other comprehensive income in stockholders equity (in thousands):

	Year ended December 31,
	2004	2005	2006
Unrealized holding gain and foreign currency translation adjustment on Global investment	$—	$—	$18,421
Unrealized holding gain and foreign currency translation adjustment on Spitfire investment	—	—	114
Unrealized holding loss on other equity investments	—	—	(206)
Total unrealized gains (losses) on available for sale investments	$—	$—	$18,329

The fair value of our available-for-sale investments were as follows (in thousands):

	December 31,
	2005	2006
Investment in common shares of Global, non-current (A)	$—	$28,187
Investment in common shares of Spitfire, non current	—	2,137
Investments in other equity securities, current	—	1,414
	$—	$31,738

(A) Please note that during the second quarter of 2006, we deconsolidated Global’s operations from our consolidated financial statements and began to account for our ownership of Global common shares as an available-for-sale investment. At December 31, 2005, Global’s operations were consolidated in our financial statements. Please see Note 2 — Investment in Global for further discussion.

During 2006 we sold certain of our available-for-sale investments in common shares of other publicly traded entities for cash proceeds of approximately $1.3 million and recognized gain on investment of $101 thousand which is included in Interest Income and Other in the Consolidated Statement of Operations for the year ended December 31, 2006.

(5)  DISCONTINUED OPERATIONS

In 2004, we invested $12.5 million in a start-up energy trading company, IBA, in exchange for 12,500 shares of nonvoting preferred stock along with warrants to purchase 48% of IBA’s common stock for a nominal amount.  At December 31, 2005, we held three of the five IBA Board of Directors positions and our preferred stock investment represented almost 100% of IBA’s initial working capital. In accordance with FIN 46R, we had designated IBA as a VIE and had previously consolidated the assets, liabilities and the results of operations of IBA.

In February 2006, IBA redeemed 7,500 shares of its Series A Redeemable Preferred Stock, $0.01 par value per share, along with 24 shares of its common stock, $0.01 par value per share, held by us in exchange for cash consideration of $7.5 million. During the second quarter of 2006, our Chief Executive Officer resigned from the board of directors of IBA.  During this same time, it also became evident that IBA would be unable to raise additional capital to continue their operations, and we resolved not to provide any additional form of support. During the third quarter of 2006, IBA ceased operations.

We determined that these events required us to treat our investment in IBA as a disposal of a subsidiary by means of abandonment.  Therefore we have accounted for IBA as a discontinued operation in our statement of operations as of December 31, 2006. During June 2006, we recorded an impairment loss of approximately $190 thousand on IBA’s assets which is included in our loss from discontinued operations on our statement of operations. As discontinued operations, the operations for IBA for all periods presented have been combined into a single line item, net of taxes.

The following tables provide summarized income statement information related to IBA’s discontinued operations:

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Sales and other revenues from discontinued operations	$(206)	651	$$19

Loss from discontinued operations before income tax expense	(871)	(2,814)	(1,207)
Income tax expense	(26)	(3)	(16)
Loss from discontinued operations, net	$(897)	$(2,817)	$(1,223)

(6)  OIL AND GAS PROPERTIES

We follow the full cost accounting method to account for the costs incurred in the acquisition, exploration, exploitation and development of oil and gas reserves. Under this method, all costs, including internal costs, directly related to acquisition, exploration, exploitation and development activities, are capitalized as oil and gas property costs. We capitalized $821 thousand, $695 thousand and $953 thousand of internal costs directly related to these activities in 2004, 2005 and 2006, respectively.  We also capitalize costs of dismantlement, restoration and abandonment as required under SFAS No. 143, “Accounting for Asset Retirement Obligations”, (“SFAS 143”). See Note 7 — Asset Retirement Obligations and Note 18 - Oil and Gas Disclosures for further discussion.

The capitalized costs of oil and gas properties, excluding unevaluated properties, are amortized using a unit-of-production method (equivalent physical units of six Mcf of gas to each barrel of oil) based on estimated proved recoverable oil and gas reserves. Such amortization of our domestic oil and gas properties was $2.38, $2.78 and $3.26 per equivalent Mcf produced during 2004, 2005 and 2006, respectively.  Amortization of Global’s oil properties was $7.02 and $9.69 per equivalent barrel of oil produced during 2004 and 2005, respectively.  The evaluated costs of oil and gas properties, net of accumulated depreciation and amortization, at December 31, 2004 and 2005 included approximately $18.5 million and $30 million, respectively, related to Global’s operations in Colombia. We deconsolidated Global during the second quarter of 2006, please see Note 2 — Investment in Global for additional information.

Amortization of unevaluated property costs begins when the properties become proved or their values become impaired. We assess realizability of unevaluated properties on at least an annual basis or when there has been an indication that an impairment in value may have occurred, such as for a relinquishment of contract acreage. Impairment of unevaluated prospects is assessed based on management’s intention with regard to future exploration and development of individually significant properties and the ability to obtain funds to finance such exploration and development. We anticipate our unevaluated property costs to remain as unevaluated for no longer than three years.

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

For purposes of the ceiling test, we remove the discounted present value included in our future development costs on our reserve report for which we have already booked an obligation under SFAS 143. For purposes of our depletion calculation, we include in future development costs the estimated plugging and abandonment costs, net of estimated salvage values, for proved undeveloped wells. For purposes of both of these calculations, we do not include plugging and abandonment costs in our future development costs on developed proportions for which we have booked an obligation under SFAS 143.

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

(7)  ASSET RETIREMENT OBLIGATIONS

We recognize the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. A summary of our assets with required asset retirement obligations as of December 31, 2006 is as follows (in thousands):

Asset Category	Asset Retirement Obligation Liability	Estimated Life
North American oil and gas producing properties	$4,622	0-22 years
North American facilities and other property	2,785	4-10 years
	$7,407

The following table describes all changes to our asset retirement obligation liability during the years ended December 31, 2005 and 2006 (in thousands):

	2005	2006
Asset retirement obligation at beginning of year	$5,954	$6,301
Additions during the year	114	95
Deletions during the year	(151)	(345)
Changes in estimates	—	1,736
Accretion expense	384	431
Deconsolidation of Global	—	(811)
Asset retirement obligation at end of year	$6,301	$7,407

(8)  CONVERTIBLE NOTES PAYABLE

At December 31, 2005, Global’s Senior Convertible Notes due in November 2012 in the principal amount of $12.5 million were outstanding.  During 2006, we deconsolidated Global’s operations from our consolidated financial statements. See Note 2 — Investment in Global for further discussion.  At December 31, 2006, we have no debt outstanding.

(9)  REDEEMABLE PREFERRED STOCK

Issuance of Series M Convertible Preferred Stock (“Series M Preferred”) — In 2004, we sold 50,000 shares of our Series M Preferred and issued warrants to purchase up to 4.3 million shares of our common stock at an exercise price equal to $0.57 per share. The aggregate purchase price for the Series M Preferred and the related warrants was cash consideration of $5 million.

The Series M Preferred has a liquidation value of $100 per share, is non-voting and is convertible at the holders’ option into common stock at a conversion price of $0.59 per share. This conversion price is subject to adjustment in the event we subsequently issue shares of our common stock at a price lower than this conversion price or in response to certain transactions that are in effect equity restructuring transactions. If for any period of thirty consecutive days the average closing price of our common stock during such period trades above $0.75 per share for 30 consecutive days, up to 25,000 shares of the Series M Preferred are convertible by us into freely tradable shares of our common stock at $0.59 per share. If the average daily volume weighted average price of our common stock during a period of thirty trading days equals or exceeds $0.90, we may convert all the Series M Preferred into freely tradable shares of our common stock at $0.59 per share.

Accounting for the Issuance of the Series M Preferred Stock — Upon the issuance of the Series M Preferred and the related modification of our previously outstanding Series L Convertible Preferred Stock (“Series L Preferred”), we reflected the difference between the total of the carrying amount of the Series L Preferred, including accrued dividends, plus the $5 million in cash, less transaction fees, and the total of the fair value of the Series M Preferred, the common stock warrants issued plus the consideration paid to redeem the Series L Preferred as Exchange of preferred stock of approximately $1.1 million in the Consolidated Statement of Operations for the year ended December 31, 2004 which was presented as an increase to Net loss attributed to common stock.

Accounting for the Classification of the Series M Preferred Stock — In accordance with EITF Topic D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”), the Series M Preferred does not contain provisions whereby redemption is deemed to be out of our control. Therefore the Series M Preferred is classified as permanent equity in the Consolidated Balance Sheet at December 31, 2005 and 2006. The conversion option embedded in the Series M Preferred is not required to be bifurcated from the host instrument under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Although the Series M Preferred does not meet the definition of a “conventional convertible instrument”, as contemplated by EITF 00-19 because the conversion price may be adjusted upon subsequent issuances of common stock by us, the fact that we have sole control over the event that would cause such an adjustment to the conversion price provides us with the de facto ability to determine that we will have sufficient shares available to satisfy the conversion option upon exercise by the holder.  Classification in permanent equity for the warrants is appropriate despite the possibility that the conversion price could be adjusted for the same reasons the conversion option embedded in the Series M Preferred are not required to be bifurcated and accounted for separately as a liability.

Adjustment of Series M Preferred — In 2005, holders of the Series M Preferred received an adjustment to the original conversion price of the Series M Preferred from $0.60 to $0.59. Approximately $90 thousand was included as a Payment of preferred stock dividends as a decrease to Net income attributed to common stock in the Consolidated Statement of Operations for the year ended December 31, 2005.

In 2006, we entered into an agreement with the holders of our Series M Preferred, to do the following:

•                  Extend the expiration of the term required to occur before we may redeem the Series M Preferred for cash, at our sole option, by one year

•                  Modify the escalating dividend rates for the Series M Preferred to reflect a lower rate of 6% from 8%, for October 8, 2007 through October 7, 2008 and 8% from 9%, for October 8, 2008 to October 7, 2009

We accounted for the modification of the dividend rate by recognizing approximately $123 thousand in Payment of Dividends and modification of preferred stock and common stock warrants as a decrease to Net loss attributed to common stock in the Consolidated Statement of Operations for the year ended December 31, 2006. This amount was equal to the fair value of the dividends given up by the holder for the modification of the Series M Preferred dividend rate.

Voluntary Conversions of Series M Preferred — During 2006, holders of 6,000 shares of the Series M Preferred voluntarily elected to exercise their conversion option, and such holders were issued 1,028,780 shares of our common stock.   At December 31, 2006, 44,000 shares of our Series M Preferred remain outstanding.

(10)  COMMON STOCK WARRANTS

As of December 31, 2006, if our issued and outstanding common stock purchase warrants were exercised and/or converted, we would be required to issue the following amounts of our common stock:

Instrument	Expiration Date	Conversion / Exercise Price	Shares of Common Stock Issuable at December 31, 2006
Series L Warrants	September 2008	$0.67	3,182,836
Series M Warrants	September 2008	$0.57	4,255,965

In accordance with EITF 00-19, our common stock warrants were initially measured at fair value and are classified as permanent equity in the Consolidated Balance Sheet at December 31, 2005 and 2006.

Adjustment of Series L warrants and Series M warrants - During 2006, we entered into an agreement with the holders of our Series L common stock warrants and Series M common stock warrants to extend the expiration term of the Series L warrants from August 12, 2006 to September 2, 2008 and to extend the expiration term of the Series M warrants from February 2, 2008 to September 2, 2008. In accordance with these modifications, we recognized a charge to Payment of Dividends and Modification of preferred stock and common stock warrants as an increase to Net loss attributed to common stock of approximately $1.3 million during the year ended December 31, 2006. This amount was equal to the incremental increase in the fair value of the warrants as a result of extending the expiration term.

Voluntary Exercise of Warrants - During 2006, holders of 130,000 Series M common stock warrants voluntarily elected to exercise their warrants, and 130,000 shares of our common stock were issued for proceeds of $74 thousand.

(11)  STOCKHOLDERS’ EQUITY

Common Stock — We have authorized 325 million shares of $.01 par common stock. At December 31, 2005 and 2006, we had 223,575,732 and 220,372,387 shares, respectively issued and outstanding. Dividends may not be paid to holders of our common stock prior to the satisfaction of all dividend obligations related to our Series G1, Series G2 and Series M Preferred stock.

Treasury Stock — In October 2005, our Board of Directors authorized a stock repurchase program allowing us to buyback a total of 10 million shares of our common stock. In 2005, we repurchased approximately 6.4 million shares of our common stock in the open market at a cost of approximately $3.8 million, pursuant to this program and a previously authorized program. In 2005, our Board of Director’s approved the cancellation of 9 million shares of treasury stock previously outstanding. At December 31, 2005, we had no shares of treasury stock outstanding.

During 2006, we repurchased 4.4 million shares of our common stock in the open market at a cost of approximately $2.6 million pursuant to our repurchase program. In 2006, our Board of Directors approved the cancellation of 1.4 million of these shares.  Such treasury shares were cancelled in August 2006. At December 31, 2006, we held 3.0 million shares of treasury stock, and approximately 3.2 million shares remain available for repurchase under our repurchase program.

Series G1 Convertible Preferred Stock — Our Series G1 Convertible Preferred Stock (the “Series G1 Preferred”), which was issued in 2000, has a liquidation value of $100 per share, is non-voting, and is convertible at the holder’s option into our common stock at a conversion price of $12.50 per share.

The Series G1 Preferred holders shall be entitled to receive dividends at an annual rate equal to $8.00 per share when, as and if declared by our Board of Directors. All dividends on the Series G1 Preferred are cumulative and payable semi-annually in arrears on June 30 and December 30. At our option, dividends may also be payable in our common stock valued at $12.50 per share. The Series G1 Preferred dividend and liquidation rights shall rank junior to all claims of creditors, including holders of outstanding debt securities, but senior to our common stockholders and to any subsequent series of our preferred stock, unless otherwise provided, except for the Series G1 Preferred and Series M Preferred, which shall rank equal to the Series G1 Preferred.

During 2005 and 2006, a total of approximately 4,000 shares and 1,024 shares, respectively, of our common stock were issued to holders of Series G1 Preferred as payment for accrued dividends of $55 thousand and $13 thousand, respectively, in arrears.  In December 2005, we paid the dividends on the Series G1 Preferred accrued at December 31, 2005 of $6,400 in cash.

Voluntary Conversions of the Series G1 Preferred - During 2005, holders of 500 shares of the Series G1 Preferred voluntarily elected to exercise their conversion option, and such holders were issued 4,000 shares of our common stock.

Redemption of Series G1 Preferred — In 2005, we entered into and completed transactions with certain holders of our remaining Series G1 Preferred to redeem a total of 11,825 shares of Series G1 Preferred in exchange for $65 thousand in cash, and accordingly in 2005, we recognized a credit to Modification of Preferred Stock as an increase to Net income attributed to common stock of approximately $489 thousand. At December 31, 2005 and 2006, there were 1,600 shares of Series G1 Preferred issued and outstanding.

Series G2 Convertible Preferred Stock — In 2001, our Board of Directors approved the issuance of shares of the Series G2 Preferred Stock (“Series G2 Preferred”), which has a liquidation value of $100 per share, is non-voting, and is convertible at the holder’s option into our common stock at a conversion price of $3.00 per share.

The Series G2 Preferred is also convertible by us into shares of our common stock if for any period of twenty consecutive calendar days, the average of the closing prices of our common stock during such period shall have equaled or exceeded $3.75 per share.

The Series G2 Preferred holders shall be entitled to receive dividends at an annual rate equal to $8.00 per share when, as and if declared by our Board of Directors. All dividends on the Series G2 Preferred are cumulative and payable semi-annually in arrears on June 30 and December 30. At our option, dividends may also be payable in our common stock at $3.00 per share of our common stock. The Series G2 Preferred dividend and liquidation rights shall rank junior to all claims of creditors, including holders of outstanding debt securities, but senior to our common stockholders and to any subsequent series of our preferred stock, unless otherwise provided. The Series G2 Preferred shall rank equal to the Series G1 Preferred and the Series M Preferred.

During 2005 and 2006, a total of approximately 3,000 shares and 2,666 shares, respectively, of our common stock were issued to holders of Series G2 Preferred as payment for accrued dividends of $8 thousand and $8 thousand, respectively, in arrears.  In December 2005, we paid the dividends on the Series G2 Preferred accrued at December 31, 2005 of $4 thousand in cash.

Voluntary Conversions of the Series G2 Preferred — During 2005, holders of 500 shares of the Series G2 Preferred voluntarily elected to exercise their conversion option, and such holders were issued 16,893 shares of our common stock.

Redemption of Series G2 Convertible Preferred Stock — In 2005, we entered into and completed transactions with certain holders of our Series G2 Preferred to redeem a total of 1,000 shares of Series G2 Preferred in exchange for $24 thousand in cash, and accordingly in 2005, we recognized a credit to Modification of preferred stock as an increase to Net income attributed to common stock of approximately $53 thousand.  At December 31, 2005 and 2006, there were 1,000 shares of Series G2 Preferred issued and outstanding.

Issuance of Series G4 Convertible Preferred Stock — In 2004, our Board of Directors approved the authorization and issuance of up to 150,000 shares of a series of convertible preferred stock, the Series G4 Preferred.  In 2004, we issued 77,517 shares of the Series G4 Preferred in exchange for approximately 1,000 shares of the Series G1 Preferred and 23,000 shares of the Series G2 Preferred and $2.4 million in cash.   In 2005, we entered into and completed transactions with certain holders of the Series G4 Preferred to redeem a total of 67,715 shares of Series G4 Preferred in exchange for $3.7 million in cash. Also in 2005, we redeemed the remaining 9,802 shares of Series G4 Preferred in exchange for a combination of approximately 57 thousand shares of Global stock held by us and $287 thousand in cash. As of December 31, 2005 and 2006, the Series G4 Preferred are no longer issued or outstanding.

Accounting for Payment of Series G1 and Series G2 Preferred Dividends — We account for the payments of our Series G1 Preferred and the Series G2 Preferred stock dividends with shares of our common stock as a liability extinguishment in accordance with APB opinion No. 26, “Early Extinguishment of Debt” (“APB26”). Accordingly, the difference between the carrying value of the preferred stock dividend liability and the fair market value of the shares of our common stock issued by us in payment of the liability is recognized as a Payment of preferred stock dividends in the Consolidated Statement of Operations as an increase, net of withholding taxes paid on behalf of the preferred shareholders, to Net income / (loss) attributed to common stock.

The number of common and preferred shares outstanding and shares held in treasury during 2005 and 2006 are as follows:

	Number of Shares
	Preferred	Preferred	Series	Series	Series	Series
Description	G1	G2	G4	J	L	M	Common	Treasury
Balance as of December 31, 2004	13,925	2,500	77,517	50,000	10,000	50,000	219,615,485	(2,605,700)
Conversions of Convertible Notes	—	—	—	—	—	—	10,212,373	—
Issuances of preferred stock dividends	—	—	—	—	—	—	162,156	—
Conversions/Redemptions of G1 Preferred	(12,325)	—	—	—	—	—	4,006	—
Conversions/Redemptions of G2 Preferred	—	(1,500)	—	—	—	—	16,893	—
Conversions/Redemptions of G4 Preferred	—	—	(77,517)	—	—	—	—	—
Redemptions of L Preferred	—	—	—	—	(10,000)	—	2,048,299	—
Exercise of L warrants	—	—	—	—	—	—	544,118	—
Redemptions of J Preferred	—	—	—	(50,000)	—	—	—	—
Treasury shares purchased	—	—	—	—	—	—	—	(6,421,898)
Treasury shares cancelled	—	—	—	—	—	—	(9,027,598)	9,027,598
Balance as of December	1,600	1,000	—	—	—	50,000	223,575,732	—

Conversions/Redemptions of M Preferred	—	—	—	—	—	(6,000)	1,028,780	—
Exercise of M warrants	—	—	—	—	—	—	130,000	—
Issuances of preferred stock dividends	—	—	—	—	—	—	3,690	—
Treasury shares purchased	—	—	—	—	—	—	—	4,365,815
Treasury shares cancelled	—	—	—	—	—	—	(1,357,315)	(1,357,315)
Balances of December 31, 2006	1,600	1,000	—	—	—	44,000	223,380,887	3,008,500

Stockholder Rights Plan -- In April 1998, we adopted a rights agreement (the “Rights Agreement”) whereby a dividend of one preferred share purchase right (a “Right”) was paid for each outstanding share of our common stock.  The Rights will be exercisable only if a person acquires beneficial ownership of 15% or more of our common stock (an “Acquiring Person”), or commences a tender offer which would result in beneficial ownership of 15% or more of such stock. When they become exercisable, each Right entitles the registered holder to purchase from us one one-thousandth of one share of Series E Junior Participating Preferred Stock (“Series E Preferred Stock”), at a price of $35.00 per one one-thousandth of a share of Series E Preferred Stock, subject to adjustment under certain circumstances. During 2002, our Board of Directors amended the Rights Agreement to exclude from the definition of an Acquiring Person certain parties who have received or would receive beneficial ownership pursuant to certain transactions.

Upon the occurrence of certain events specified in the Rights Agreement, each holder of a Right (other than an Acquiring Person) will have the right to purchase, at the Right’s then current exercise price, shares of our common stock having a value of twice the Right’s exercise price.  In addition, if, after a person becomes an Acquiring Person, we are involved in a merger or other business combination transaction with another person in which we are not the surviving corporation, or under certain other circumstances, each Right will entitle its holder to purchase, at the Right’s then current exercise price, shares of common stock of the other person having a value of twice the Right’s exercise price.

Unless redeemed by us earlier, the Rights will expire on April 6, 2008.  We will generally be entitled to redeem the Rights in whole, but not in part, at $.01 per Right, subject to adjustment.  No Rights were exercisable under the Rights Agreement at December 31, 2006. The terms of the Rights generally may be amended by us without the approval of the holders of the Rights prior to the public announcement by us or an Acquiring Person that a person has become an Acquiring Person.

(12)  STOCK OPTION PLAN

We have deconsolidated Global’s operations from our consolidated financial statements. See Note 2 — Investment in Global for further discussion. Global’s operations for the quarter ended March 31, 2006 prior to this deconsolidation remain included in our consolidated financial statements. At December 31, 2004, 2005 and 2006, we had no outstanding stock options. The following stock option information relates solely to Global’s stock option plan at March 31, 2006 prior to their deconsolidation.

 Adoption of Statement of Financial Accounting Standard No. 123 (As Amended)

Effective January 1, 2006, we and our consolidated companies adopted SFAS No. 123 (R) using the modified prospective transition method.  In addition, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the annual period ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

Prior to the adoption of SFAS 123 (R), Global accounted for its stock option plans in accordance with APB 25 and related Interpretations.  Under APB 25, if the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, generally, no compensation expense is recognized.

The adoption of SFAS 123(R) resulted in a cumulative effect of a change in accounting principle on the consolidated statement of operations ended December 31, 2006 for the amount of $868 thousand as an increase to Net loss. We did not recognize a tax benefit from the cumulative effect adjustment because Global, the only entity impacted by SFAS 123 (R), had net operating losses which will prevent any tax benefit from being received from any exercised options. In accordance with SFAS 123(R) tax benefits and/or credits to additional paid-in capital for any additional deduction would not be recognized until the deduction actually reduces the taxes payable.

Global Stock Options

At March 31, 2006, Global’s 2002 Stock Option Plan (the “Plan”) was authorized to grant shares for up to and/or equal to 15% of Global’s common stock outstanding on grant date, to its qualified and non-qualified employees and directors.  Under the Plan, all options granted expired in ten years, and vest and become fully exercisable at the end of three years of continued employment.  The Plan allowed options to be exercised with written notification submitted to the secretary of Global. Within thirty days of receipt of notification Global, upon board approval, shall issue new shares to participant.  The Plan has had four different grant dates: January 31, 2002; August 30, 2002; December 3, 2004; and December 3, 2005.

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

In 2004 the Board of Directors of Global modified the Plan to include a cashless exercise feature, which changed the Plan from a fixed option plan to a variable option plan.  The cashless feature of the Plan classified the options as a liability award.  The liability award method required Global to account for the share-based payment arrangements as a liability on the consolidated balance sheet according to SFAS 123(R).  Global was required to value each issuance of options at fair value on a quarterly basis and reflect any change in fair value as compensation expense on the consolidated condensed statement of operations.

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

During the years ended December 31, 2004 and 2005 and the three months ended March 31, 2006, Global recognized total share-based compensation expense of approximately $5.9 million, $6.4 million and $2.2 million, respectively, included in General and administrative expenses, in the Consolidated Statement of Operations attributable to the unexercised Global options.

For the three months ending March 31, 2006, the fair value assumptions used were estimated at the quarter-end date using the Black-Scholes option-pricing method described above with the following criteria:

	For the Three Months Ended March 31,
	2006
Date of grant (A)	Historical volatility	Expected option term	Risk-free interest rate	Fair value

Jan. 31, 2002	50.22%	3.44	4.83	£2.41
Aug. 30, 2002	50.22%	1.75	4.83	£2.33
Dec. 3, 2004	50.22%	2.86	4.86	£1.67
Dec. 3, 2005	50.22%	3.01	4.86	£1.15

(A) The expected dividend rate for all grants in both periods presented is 0%.

Global estimated the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2004 and 2005, respectively: risk-free interest rates of 3.5% and 4.75%; dividend yields of 0%; volatility factors of the expected market price of Global common stock of 28.93% and 45.09%; and a weighted-average expected life of the options of 10 years. The option had weighted-average fair values of 34 UK pence and 42 UK pence. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. All of the pro-forma information for the years ended December 31, 2004 and 2005 reflects the effects of Global’s employee stock-based compensation plans under the fair value method of SFAS 123.

The following table represents the pro forma effect on net income / (loss) and income / (loss) per share as if Harken and Global had applied the fair value based method and recognition provisions of SFAS 123 to stock-based employee compensation.

	Year Ended December 31,
	2004	2005	2006
	(In thousands, except for per share data)

Net income/(loss) attributed to common stock. as reported	$(18,699)	$42,068	$(2,244)
Add: Total share-based employee compensation recognized under intrinsic value based method for all amount	5,866	6,406	—
Less: Related minority interest and foreign currency loss	(642)	(3,583)	—
Less: Total stock-based employee compensation determined under fair value based method for all amounts prior to adoption of SFAS 123R	(369)	(275)	—
Pro forma net income/(loss) attributed to common stock	$(13,844)	$44,616	$(2,244)
Basic net income/(loss) per share, as reported	$(0.09)	$0.19	$(0.01)
Pro forma basic income/(loss) per share	$(0.07)	$0.20	$(0.01)
Diluted net income/(loss) per share, as reported	$(0.09)	$0.18	$(0.01)
Pro forma diluted income/(loss) per share	$(0.07)	$0.19	$(0.01)

Pro-forma compensation expense under the previously issued SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma stock compensation expense presented above for the years ended December 31, 2004 and 2005 under SFAS 123 and the stock compensation expense recognized during the three months ended March 31, 2006 for approximately $2.2 million under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative annual results were not restated.

(13)  INCOME TAXES

The total provision for income taxes consists of the following:

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Current Taxes:
Federal - AMT	$18	$15	$—
State	—	—	—
Foreign	535	715	187
Deferred	—	—	—
Total	$553	$730	$187

                The following is a reconciliation of the reported amount of income tax expense (benefit) for the years ended December 31, 2004, 2005 and 2006 to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income:

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Statutory tax expense/(benefit)	$(5,986)	$14,752	$(227)
Decrease in valuation allowance:
Net change in valuation allowance related to capital losses	—	(20,670)	—
Other	2,208	2,721	656
Effect of foreign operations	(400)	(238)	496
Interest expense disallowed for tax	99	87	—
Global warrant losses not recognized for tax	4,830	4,094	—
Minority interest and other	(172)	(13)	(738)
Effect of discontinued operations	(26)	(3)	—
Total Tax Expense	$553	$730	$187

At December 31, 2006, we had available for U.S. federal income tax reporting purposes, a net operating loss (NOL) carryforward for regular tax purposes of approximately $89 million which expires in varying amounts during the tax years 2007 through 2025, an alternative minimum tax NOL carryforward of approximately $81 million which expires in varying amounts during the tax years 2007 through 2025, and a statutory depletion carryforward of approximately $6 million which can be carried forward indefinitely to offset our future taxable income, subject to certain limitations imposed by the Internal Revenue Code.  Additionally, at December 31, 2006, we have a capital loss carryforward of approximately $100 million which will expire in 2009 and 2010. Current federal income tax law allows corporations to deduct capital losses only if they offset capital gains. In 2003, we underwent a change in ownership, within the meaning of Internal Revenue Code Section 382 that will significantly restrict our ability to utilize our domestic NOLs and capital losses.

The components of the Company’s income taxes were as follows for the years ended December 31, 2006 and 2005:

	Year Ended December 31,
	2005	2006
	(in thousands)
Deferred tax assets:
Domestic Net Operating Loss	$34,200	$30,500
Depletion Carryover	1,700	2,100
Deferred Liabilities	1,900	2,500
Foreign Net Operating Losses	47,600	—
Share Based Compensation	3,600	—
Book Equity vs. Tax Basis in Subsidiary	20,700	—
Book vs. Tax Basis in Investments	—	17,500
Capital Loss Carryover	34,300	34,300
Deferred tax liability:
Depreciation and depletion differences	(2,100)	(1,800)
Net deferred tax assets	141,900	85,100
Less valuation allowances	(141,900)	(85,100)
Net deferred tax	$—	$—

Due to the deconsolidation of Global, the related tax attributes that were associated with Global, primarily consisting of foreign net operating losses, are not reflected in the current year deferred tax assets and other current year disclosures.

(14)  RELATED PARTY TRANSACTIONS

In 2005, Lyford exercised its warrants to purchase 7 million shares of our holdings of Global stock (See Note 2 — Investment in Global).  As of December 31, 2006, Lyford beneficially owned approximately 30% of the combined voting power of our common stock.  Lyford is in a position to exercise significant influence over the election of our board of directors and other matters.  The principal of Lyford is Phyllis Quasha, whose son, Alan G. Quasha, is our Chairman of the Board of Directors. There were no related party transactions in 2006.

(15) DERIVATIVE INSTRUMENTS

We hold certain commodity derivative instruments which are effective in mitigating commodity price risk associated with a portion of our future monthly natural gas and crude oil production and related cash flows. Our oil and gas operating revenues and cash flows are impacted by changes in commodity product prices, which are volatile and cannot be accurately predicted. Our objective for holding these commodity derivatives is to protect the operating revenues and cash flows related to a portion of our future natural gas sales and crude oil from the risk of significant declines in commodity prices. We have not designated any of our commodity derivatives as hedges under SFAS 133.

Net gains (losses) related to crude oil and natural gas derivative transactions for the years ended December 31, 2004, 2005 and 2006 were $224 thousand, ($157) thousand and ($29) thousand. The 2004 gains are included in Interest income and other, while the 2005 and 2006 losses are included in Interest expense and other in our Consolidated Statement of Operations.

Our commodity derivatives are recorded at their estimated fair values within Prepaid expenses and other current assets in the accompanying consolidated balance sheets. Estimated fair values of our open commodity derivatives as of December 31, 2004, 2005, and 2006 were as follows (in thousands):

					As of December 31,
Commodity	Type	Volume/Day	Duration	Strike Price	2004	2005	2006
Natural Gas	Floor	70,000 mmbtu	Jan 05-Dec 05	$5.00	$63	$—	$—
Natural Gas	Floor	70,000 mmblu	Jan 06-Jun 06	$6.00	$—	17	—
Natural Gas	Floor	70,000 mmblu	Feb 07-Sep 07	$5.00	—	—	87
Crude Oil	Floor	6,000 bbls	Jan 05-Dec 05	$30.00	40	—	—
Crude Oil	Floor	6,000 bbls	Jan 06-Jun 06	$45.00	—	21	—
Crude Oil	Floor	6,000 bbls	Jan 07-Jun 07	$50.00	—	—	9
					$103	$38	$96

Neither we nor any of our consolidated companies holds any derivative instruments which are designated as either fair value hedges or foreign currency hedges. Settlements of our oil and gas commodity derivatives are based on the difference between fixed option prices and the New York Mercantile Exchange closing prices for each month during the life of the contracts. We monitor our crude oil and natural gas production prices compared to New York Mercantile Exchange prices to assure our commodity derivatives are effective hedges in mitigating our commodity price risk.

During August 2006, we began engaging in the active management of investment and derivative instruments in energy industry securities traded on domestic securities exchanges. We use these derivatives as a tool to enhance investment return or to minimize the risk on our energy industry portfolio. Our energy industry derivatives are presented at fair value as derivative liabilities on our Consolidated Balance Sheet at December 31, 2006. These derivatives are not designated as hedges, and we recognize gains and losses related to these positions in current earnings. For the year ended December 31, 2006 we have included unrealized gains of $91 thousand and realized gains of $151 thousand related to these derivatives within Interest income and other in our Consolidated Statement of Operations.

(16) OTHER INFORMATION

 Quarterly Data -- (Unaudited) -- The following tables summarize selected quarterly financial data for 2005 and 2006 expressed in thousands, except per share amounts:

	Quarter Ended				Total
	March 31	June 30	September 30	December 31	Year
2005 (restated) (A)
Revenues and other	$7,350	$11,479	$10,889	$9,455	$39,173
Increase in fair value of Global warrant liability	3,796	4,402	5,099	—	13,297
Share-based compensation expense	2,020	2,448	6,907	(4,969)	6,406
Net income / (loss)	(6,290)	15,622	32,734	589	42,655
Net income / (loss) attributed to common stock	(6,684)	15,625	32,590	537	42,068
Basic income / (loss) per common share	(0.03)	0.07	0.15	0.00	0.19
Diluted income / (loss) per common share	(0.03)	0.06	0.14	0.00	0.18

2006 (restated) (A)
Revenues and other	$9,816	$5,676	$7,189	$6,286	$28,967
Share-based compensation expense	2,184	—	—	—	2,184
Net income / (loss)	(1,845)	(557)	1,283	264	(855)
Net income / (loss) attributed to common stock	(3,049)	(625)	1,236	194	(2,244)
Basic income / (loss) per common share	(0.01)	(0.00)	0.01	(0.00)	(0.01)
Diluted income / (loss) per common share	(0.01)	(0.00)	0.01	(0.00)	(0.01)

(A) The consolidated balance sheet as of December 31, 2005 and the consolidated statements of operations for the quarterly periods included in the year ended December 31, 2005 along with the nine months ended September 30, 2006 have been restated as set for in this Form 10-K to reflect the impact of an unrecorded payout adjustment for the 14589 #2 well, but such restated data has not been audited and is derived from the books and records of the Company.  The information presented in the table above has been adjusted to reflect the restatement of our financial results, which is more fully described in Note 20 - “Restatement of Consolidated Financial Statements”.

Significant Customers — In 2004, Ecopetrol, which purchased the majority of Global’s Colombian oil production, represented 30% of our consolidated revenues. In 2005, Braspetro purchased the majority of Global’s Colombian oil production which represented approximately 45% of our consolidated revenues. In 2006, we had two domestic purchasers of our Gulf Coast production which represented approximately 35% of our consolidated revenues. Management does not feel that the loss of a significant domestic purchaser would significantly impact our domestic operations due to the availability of other potential purchasers for its oil and gas production.

Operating Segment Information — We divide our operations into two operating segments which are managed and evaluated as separate operations. GEM, a wholly-owned subsidiary of Harken, manages our domestic operations held through our other domestic wholly-owned subsidiaries. GEM’s operating segment currently relates to exploration, development, production and acquisition efforts in the United States. GEM operates primarily through traditional ownership of mineral interests in the various states in which it operates.

GEM’s oil and gas production is sold to established purchasers and generally transported through existing and well-developed pipeline infrastructure.

Our second operating segment, (“HEC Corporate”), operates and manages our investments. HEC Corporate also manages public company compliance and may seek to raise financing through the issuance of debt, equity and convertible debt instruments, if needed, for the utilization of acquisition and development opportunities as they arise. During August 2006, HEC corporate also began actively managing investments in energy industry securities traded on domestic and international security exchanges. We strive to obtain favorable investment returns by diversifying investment holdings within the energy sector and balancing risk exposures.

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

See Note 18 — Oil and Gas Disclosures for geographic information regarding our long-lived assets. Our financial information, expressed in thousands, for each of our operating segments is as follows for each of the three years in the period ended December 31, 2006:

	For the Twelve Months Ended December 31, 2004 (restated)
	HEC Corp	GEM	Global	Consolidated
Operating revenues	$—	$18,015	$10,974	$28,989
Interest and other income	454	371	(185)	640
Oil and gas operating expenses	—	(5,382)	(2,536)	(7,918)
General and administrative expenses	(3,729)	(2,589)	(2,248)	(8,566)
Depreciation, depletion, accretion and amortization	(502)	(7,123)	(3,431)	(11,056)
Increase in Global warrant liability, net	(14,207)	—	—	(14,207)
Share based compensation	—	—	(5,866)	(5,866)
Interest expense and other, net	(474)	9	(2)	(467)
Gain from extinguishment of notes	155	—	—	155
Gain on sale of available for sale invesment	990	—	—	990
Income tax expense	8	—	(561)	(553)
Minority Interest	572	—	—	572
Segment income (loss) from continuing operations	(16,733)	3,301	(3,855)	(17,287)
Capital expenditures	94	8,676	8,891	17,661
Total Assets	10,889	54,121	33,108	98,118

	For the Twelve Months Ended December 31, 2005 (restated)
	HEC Corp	GEM	Global	Consolidated
Operating revenues	$—	$17,854	$19,045	$36,899
Interest and other income	755	227	1,292	2,274
Oil and gas operating expenses	—	(5,288)	(5,343)	(10,631)
General and administrative expenses	(3,706)	(2,972)	(4,243)	(10,921)
Depreciation, depletion, accretion and amortization	(99)	(6,237)	(5,341)	(11,677)
Gain on sale of subsidiary shares	32,452	—	—	32,452
Gain on exercise of Global warrants	28,341	—	—	28,341
Increase in Global warrant liability, net	(12,040)	—	(1,257)	(13,297)
Share based compensation	—	—	(6,406)	(6,406)
Interest expense and other, net	(126)	(486)	(316)	(928)
Income tax expense	(15)	—	(715)	(730)
Minority Interest	96	—	—	96
Segment income (loss) from continuing operations	45,658	3,098	(3,284)	45,472
Capital expenditures	47	15,691	17,854	33,592
Total Assets	26,236	65,646	55,377	147,259

	For the Twelve Months Ended December 31, 2006
	HEC Corp	GEM	Global	Consolidated
Operating revenues	$—	$23,150	$3,743	$26,893
Interest and other income	1,940	80	54	2,074
Oil and gas operating expenses	—	(8,332)	(1,260)	(9,592)
General and administrative expenses	(3,579)	(2,070)	(1,189)	(6,838)
Depreciation, depletion, accretion and amortization	(77)	(9,485)	(1,062)	(10,624)
Interest expense and other, net	37	(192)	(326)	(481)
Share Based Compensation	—	—	(2,184)	(2,184)
Income tax expense	—	—	(187)	(187)
Minority interest	2,175	—	—	2,175
Cumulative effect of change in accounting principle	—	—	(868)	(868)
Segment income (loss) from continuing operations	496	3,151	(3,279)	368
Capital expenditures	247	12,723	7,158	20,128
Total Assets	60,912	64,237	—	125,149

(17) EARNINGS (LOSS) PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted earnings / (loss) per share for the years ended December 31, 2004, 2005 and 2006.

	2004			2005			2006
(in thousands, except per share data)	Net Loss Attributed to Common Stock	Weighted -Average Shares	Per- Share Loss	Net Income Attributed to Common Stock	Weighted -Average Shares	Per- Share Income	Net Loss Attributed to Common Stock	Weighted -Average Shares	Per- Share Loss
Basic income (loss) pershare	$(18,699)	201,702	$(0.09)	$42,068	219,370	$0.19	$(2,244)	222,941	$(0.01)
Effect of dilutive securities:
Preferred Stock (A)	—	—	—	844	24,265	(0.01)	—	—	—
Diluted income (loss)earnings per share	$(18,699)	201,702	$(0.09)	$42,912	243,635	$0.18	$(2,244)	222,941	$(0.01)

(A)                  Represent dividends paid to and redemptions of our preferred stock instruments. These increases (decreases) to income attributed to common stock would not have occurred had these securities been converted by the holder.

Any of our convertible debt and equity securities which were outstanding in the periods presented were also excluded from the calculation of diluted earnings per share as their effect would have been antidilutive. Since we incurred net losses attributed to common stock for 2004 and 2006, no dilution of the net losses per share would have resulted from the assumed conversions of the convertible notes and convertible preferred stock, discussed above.

(18)  OIL AND GAS DISCLOSURES

Costs incurred in property acquisition, exploration and development activities, expressed in thousands:

	Year Ended December 31,
	2004	2005	2006
Domestic costs incurred:
Acquisition of properties
Evaluated	$—	$—	$2,181
Unevaluated	—	—	569
Exploration	366	3,936	4,637
Development	7,595	10,296	4,510
Total domestic costs incurred	$7,961	$14,232	$11,897

GLOBAL costs incurred: (A)
Exploration	$40	$827	$—
Development	8,365	16,014	—
Total Middle American costs incurred	$8,405	$16,841	$—

(A)  Please note that during 2006, we deconsolidated Global’s operations from our consolidated financial statements. Please see Note 2 — Investment in Global for further discussion.

Capitalized Costs Relating to Oil and Gas Producing Activities, expressed in thousands:

	As of December 31,
	2004	2005	2006
Capitalized costs:
Unevaluated Peru properties (A)	$736	$1,530	$—
Unevaluated Panama properties (A)	493	526	—
Unevaluated domestic properties	914	4,247	5,845
Evaluated Colombia properties (A)	196,649	212,684	—
Evaluated domestic properties	163,055	173,584	182,358
Colombian production facilities (A)	16,210	17,273	—
Domestic production facilities	508	1,273	1,273
Total capitalized costs	378,565	411,117	189,476
Less accumulated depreciation andamortization	(309,833)	(320,832)	(138,291)
Net capitalized costs	$68,732	$90,285	$51,185

(A) Please note that during the second quarter 2006, we deconsolidated Global’s operations from our consolidated financial statements. Please see Note 2 — Investment in Global for further discussion

Results of Operations from Oil and Natural Gas Producing Activities (A)

(thousands of dollars)

	Year Ended December 31,
	2004 (restated)	2005 (restated)	2006
Oil and natural gas revenues	$28,989	$36,899	$26,893
Less:
Oil and natural gas operating costs	7,918	10,631	9,592
Depreciation and amortization	10,668	11,293	10,193
Accretion expense	388	384	431
Income tax expense /(benefit)	553	730	187
	19,527	23,038	20,403
Results of operations from oil and natural gas producing activities	$9,462	$13,861	$6,490

(A)  Please note that during the second quarter 2006, we deconsolidated Global’s operations from our consolidated financial statements. Please see Note 2 — Investment in Global for further discussion.

Oil and Gas Reserve Data -- (Unaudited) -- The following information is presented with regard to our domestic proved oil and gas reserves.  The reserve values and cash flow amounts reflected in the following reserve disclosures are based on prices as of year end.

Our domestic reserve estimates at December 31, 2004, 2005 and 2006 have been prepared by Netherland, Sewell & Associates, Inc. Proved oil and gas reserves are defined as the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Reservoirs are considered proved if economic productibility is supported by either actual production or conclusive formation tests. The area of a reservoir considered proved includes that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. Reserves which can be produced economically through application of improved recovery techniques are included in the “proved” classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

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

“Standardized measure” relates to the estimated discounted future net cash flows, as adjusted for our asset retirement obligations, and major components of that calculation relating to proved reserves at the end of the year in the aggregate and by geographic area, based on year end prices, costs, and statutory tax rates and using a 10% annual discount rate.  Prices at December 31, 2005 were based on NYMEX prices of $57.75/barrel and $10.08/mmbtu, as adjusted for quality differentials. Prices at December 31, 2006 were based on the West Texas Intermediate price of $57.75/barrel and the Henry Hub $5.64/mmbtu, as adjusted by field for quality, transportation and regional price differentials.

	(Unaudited)
	United States		Colombia (4)			Total Worldwide
	Oil	Gas	Oil		Gas	Oil	Gas
	(Barrels)	(Mcf)	(Barrels)		(Mcf)	(Barrels)	(Mcf)
	(in thousands)
Proved reserves:

As of December 31, 2003	1,348	14,214	4,377	(1)	—	5,725 (1)	14,214
Extensions and discoveries	310	1,760	490		—	800	1,760
Revisions	(70)	(859)	(175)		—	(245)	(859)
Production	(182)	(1,788)	(366)		—	(548)	(1,788)
Sales of reserves in place	—	—	(126)		—	(126)	—
As of December 31, 2004	1,406	13,327	4,200	(1)	—	5,606 (1)	13,327
Extensions and discoveries	16	497	206		—	222	497
Revisions	(4)	(3,995)	857		—	853	(3,995)
Improved recovery	—	—	13		—	13	—
Production	(135)	(1,299)	(443)		—	(578)	(1,299)
Purchases of reserves in place	14	571	202		—	216	571
Sales of reserves in place	(50)	(648)	—		—	(50)	(648)
As of December 31, 2005	1,247	8,453	5,035	(1)	—	6,282 (1)	8,453
Extensions and discoveries	173	1,118	—		—	173	1,118
Revisions	422	(595)	—		—	422	(595)
Production	(167)	(1,712)	—		—	(167)	(1,712)
Purchases of reserves in place	250	442	—		—	250	442
Sales of reserves in place	(69)	(701)	—		—	(69)	(701)
Deconsolidation of Global	—	—	(5,035)		—	(5,035)	—
As of December 31, 2006	1,856	7,005	—		—	1,856	7,005
Proved developed reserves at:
December 31, 2004	825	7,395	1,282	(2)	—	2,107 (3)	7,395
December 31, 2005	975	7,643	1,960	(3)	—	2,935 (4)	7,643
December 31, 2006	1,412	5,495	—		—	1,412	5,495

(1)          Included approximately 629,000, 615,000 and 3,336,000 barrels of total proved reserves attributable to a 14.38%, 14.65% and 66.25% minority interest of Global at December 31, 2003, 2004 and 2005, respectively.

(2)          Included approximately 188,000 barrels of total proved developed reserves attributable to a 14.65% minority interest of Global.

(3)          Included approximately 1,299,000 barrels of total proved developed reserves attributable to a 66.25% minority interest of Global.

(4)  Please note that during 2006, we deconsolidated Global’s operations from our consolidated financial statements. Please see Note 2 — Investment in Global for further discussion.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

	(Unaudited)
	United States	Colombia (3)	Total Worldwide
	(in thousands)
December 31, 2005:
Future cash inflows	$164,998	$234,439	$399,437
Production costs	(47,899)	(61,096)	(108,995)
Development costs	(17,357)	(19,571)	(36,928)
Future income taxes	(1,162)	(4,725)	(5,887)
Future net cash flows	98,580	149,047	247,627
10% discount factor	(25,012)	(44,606)	(69,618)
Standardized measure of discounted future net cash flows (3)	$73,568	$104,441 (1)	$178,009 (1)

December 31, 2006:
Future cash inflows	$146,553	$— (3)	$146,553
Production costs	(54,546)	—	(54,546)
Development costs	(21,421)	—	(21,421)
Future income taxes	—	—	—
Future net cash flows	70,586	—	70,586
10% discount factor	(19,707)	—	(19,707)
Standardized measure of discounted future net cash flows (2)	$50,879	$— (3)	$50,879

(1)          Included approximately $69,192,000 of discounted future net cash flows attributable to a 66.25% minority interest of Global.

(2)          Cash flows associated with asset retirement obligations are included in the Standardized Measure of Discounted Future Net Cash Flows.

(3)          Please note that during 2006, we deconsolidated Global’s operations from our consolidated financial statements. Please see Note 2 — Investment in Global for further discussion.

	(Unaudited)
	2004	2005	2006 (4)
	(in thousands)
Worldwide
Standardized measure — beginning of year	$107,076 (1)	$124,650 (2)	$178,009 (3)
Increase (decrease)
Deconsolidation of Global	—	—	(104,441)
Sales, net of production costs	(21,344)	(26,546)	(14,818)
Net change in prices, net of production costs	43,922	66,957	(21,686)
Development costs incurred	16,192	13,441	(522)
Change in future development costs	(13,478)	(7,361)	(6,855)
Change in future income taxes	3,355	(499)	641
Revisions of quantity estimates	(8,161)	1,898	7,089
Accretion of discount	10,707	12,637	7,587
Changes in production rates, timing and other	(27,718)	(20,570)	(5,026)
Extensions and discoveries, net of future costs	14,099	8,690	7,878
Sales of reserves—in—place	—	(1,579)	(4,080)
Purchases of reserves—in—place	—	6,291	7,103
Standardized measure — end of year	$124,650 (2)	$178,009 (3)	$50,879

(1)          Included approximately $7,598,000 of discounted future net cash flows attributable to a 14.38% minority interest of Global.

(2)          Included approximately $9,690,000 of discounted future net cash flows attributable to a 14.65% minority interest of Global.

(3)          Included approximately $69,192,000 of discounted future net cash flows attributable to a 66.25% minority interest of Global.

(4)          Please note that during 2006, we deconsolidated Global’s operations from our consolidated financial statements. Please see Note 2 — Investment in Global for further discussion.

(19)  COMMITMENTS AND CONTINGENCIES

Operating Leases -- We lease our corporate and other office space. Total office lease payments during 2004, 2005 and 2006 totaled $465,000, $756,000 and $457,000, respectively, net of applicable sublease arrangements. Future minimum rental payments required under all leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2006 are as follows:

Year	Amount
2007	$346,000
2008	275,000
2009	240,000
2010	241,000
Thereafter	262,000
Total minimum payments required	$1,364,000

Exxon Contingency - In December 2006, Exxon Mobil Corporation (“Exxon”) undertook a joint interest audit of our wholly-owned subsidiary, Xplor Energy Operating, Inc.’s (“Xplor”), accounts related to the State Lease 14589 # 2 well in the Lake Raccourci field.  We acquired our ownership in the State Lease 14589 #2 well in the Lake Raccourci field as part of our acquisition of Xplor in 1999.  Exxon had retained certain override and after payout interests on the State Lease 14589 #2 well pursuant to a 1995 Farmout Agreement and a 1998 Sublease Agreement with Xplor.

On January 2, 2007, Xplor received from Exxon a letter setting forth the conclusions of the joint interest audit conducted by Exxon. Pursuant to the audit report, Exxon reports an underpayment of approximately $5.1 million related to the increased after-payout additional royalties and net revenues (including interest) in the well on the assumption that Exxon will elect to convert a portion of its override to an after payout working interest. Xplor, as operator of the properties in question, retained its own outside accounting expert to conduct a separate joint interest audit of this matter. With the exception of minor interest calculations, Xplor’s retained joint interest auditor verified the amounts of Exxon’s claim. Xplor also retained a Louisiana law firm to conduct a legal analysis of the Exxon audit claim. All reviews conclude that neither Xplor nor its co-lessees provided a formal written notice of payout to Exxon at the time that payout on the State Lease 14589 #2 well occurred (September 2000) or made payment for the corresponding increase in after payout net revenues and royalties due to Exxon.

Combined with interest, Exxon’s claim amounts to $5.1 million if Exxon elects to convert its override to an after payout working interest under the 1998 Sublease. Of that amount, Xplor’s working interest share of the claim is approximately $2.0 million (including interest), with the other working interest owners of the well sharing their respective responsibility for the remaining balance.  Although Exxon has not provided us with its calculations of its claim if it does not elect to convert to a working interest, we calculate Exxon’s claim (with interest) in that event to be approximately $1.4 million, with Xplor’s net share being approximately $565 thousand. We have accrued the full amount of the working interest contingency amounts in our consolidated financial statements as of December 31, 2006 as the upper end of the expected range of payments to be made upon resolution of the claim. See Note 20 - Restatement of Consolidated Financial Statements for further detail.  Xplor has notified, discussed and met with the other interest owners in the well, and these working interest partners have acknowledged their payment obligations on this matter.  Further, Xplor’s outside attorneys have established support for Xplor to collect the interest owners’ share of the claim either through cash calls, or failing that, offset rights from future production on the State Lease 14589 #2 well and other Lake Raccourci wells, if necessary. Xplor, with the consent of the other interest owners met with Exxon on February 20, 2007 to commence discussions with the intent of fully resolving Exxon’s claim.

(20)  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 19 — Commitments and Contingencies, Xplor failed to provide a notice of payout to Exxon at the time that payout on the State Lease 14589 #2 well occurred (September 2000) and make payment for the corresponding after payout net revenues and royalties due to Exxon. Therefore, we are restating our consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years ended December 31, 2005 and 2004, and each of the quarterly periods in fiscal years 2005 and 2006.  Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been amended.

The following table summarizes the effects of Exxon’s payout election as if it had been effective in the year of payout (September 2000) made to our previously reported consolidated condensed balance sheet as of December 31, 2005 (in millions, except share amounts):

	December 31, 2005
	Previously Reported	Restated
Assets:
Accounts Receivable, net	$11,720	$14,671
Total Assets	$153,428	$156,163
Liabilities:
Revenues and royalties payable	$2,521	$3,713
Accrued Liabilities and other	$5,091	$8,476
Total Current Liabilities	$14,415	$19,045
Total Liabilities	$61,266	$65,896
Shareholders' Equity	$92,162	$90,267

The following table presents the effects that Exxon’s payout election to convert a portion of its override to an after payout working interest made to our previously reported consolidated condensed statements of operations (in millions, except share and per share amounts):

	Year Ended December 31				Quarter Ended
	2004		2005		31-Mar-06		30-Jun-06		30-Sep-06
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Revenues:
Oil and gas operations	$29,308	$28,989	$37,209	$36,899	$9,489	$9,444	$5,306	$5,279	$6,907	$6,765
Costs and Expenses
Oil and gas operating expenses	7,964	7,918	10,663	10,631	3,212	3,206	1,821	1,770	2,130	2,112
Depreciation and amortization	10,713	10,668	11,369	10,631	3,212	3,206	1,821	1,770	2,130	2,112
Interest expense and other, net	414	467	1,489	928	368	393	38	68	5	(42)
Net income (loss)	(17,894)	(18,184)	42,980	42,655	(1,770)	(1,845)	(546)	(557)	1,393	1,283
Net income (loss) attributed to common stock	(18,409)	(18,699)	42,393	42,068	(2,974)	(3,049)	(614)	(625)	1,346	1,236
Net income (loss) per common share:
Basic	$(0.09)	$(0.09)	$0.19	$0.19	$(0.01)	$(0.01)	$(0.00)	$(0.00)	$0.01	$0.01
Diluted	$(0.09)	$(0.09)	$0.18	$0.18	$(0.01)	$(0.01)	$(0.00)	$(0.00)	$0.01	$0.01
Weighted average common shares outstanding	201,702	201,702	243,635	243,635	223,558	223,558	223,251	223,251	223,343	223,343

The cumulative adjustment to accumulated deficit in shareholders’ equity as of December 31, 2004 was approximately $1.6 million.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2006, the Company identified a material weakness with respect to an unrecorded pay-out obligation attributable to a royalty owner for the State Lease 14589 #2 well in its operated Lake Raccourci field which was not properly documented and accounted for within the Company’s revenue and accounting system.  See Note 20 - “ Restatement of Consolidated Financial Statements” included in Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

During the first quarter 2006, we undertook to conduct a complete legal review of our major domestic asset groups.  Through the second quarter 2006, we had completed a review by a third-party firm of the domestic agreements and other instruments for our interests in the Main Pass 35 field and our coalbed methane interests in Indiana and Ohio.   As part of this review, the third-party firm analyzed all agreements and related documentation to these areas, conducted interviews with our land and operations departments and, at the conclusion of their review, provided their comments and observations for further follow up by us.  No significant or material compliance issues were identified.

In furtherance of our legal review planning and as remediation of the material weakness discussed above, during the quarter ended December 31, 2006, we engaged a third party firm and commenced an additional similar comprehensive review of our domestic operations agreements and other instruments applicable to our remaining properties.

The remediation steps described above represents a change in the Company’s internal control over the financial reporting during the quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2006.  This evaluation was based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, and based on the remediation discussed above of the material weakness on the change in internal control over financial reporting implemented in the quarter ended December 31, 2006 as described above, our chief executive officer and chief financial officer concluded that internal control over financial reporting was effective as of December 31, 2006.  The Company’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Hein & Associates LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere in this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Harken Energy Corporation

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Harken Energy Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Harken Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Harken Energy Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Harken Energy Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Harken Energy Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Harken Energy Corporation and our report dated February 28, 2007 expressed an unqualified opinion thereon.

HEIN & ASSOCIATES LLP

Dallas, Texas

February 28, 2007

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Harken’s directors and executive officers is set forth under “Proposal One: Election of Directors”, “Executive Officers of Harken” and “Section 16(a) Beneficial-Ownership Reporting Compliance” in Harken’s Proxy Statement, to be filed on or before April 30, 2007, which information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding Harken’s compensation of its CEO, CFO and other named executive officers is set forth under “Executive Compensation” in Harken’s Proxy Statement, to be filed on or before April 30, 2007, which information is incorporated herein by reference. Information regarding Harken’s compensation of its directors is set forth under “Director Compensation” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under “Ownership of Common Stock” in Harken’s Proxy Statement, to be filed on or before April 30, 2007, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is set forth under “Certain Relationships and Related Transactions” in Harken’s Proxy Statement, to be filed on or before April 30, 2007, which information is incorporated herein by reference. Information regarding director independence is set forth under “Corporate Governance” in Harken’s Proxy Statement to be filed on or before April 30, 2007, which information is to be incorporated herein by reference.

ITEM 14. PRINCIPAL ACOCUNTING FEES AND SERVICES

The information required by this item is set forth under “Independent Registered Public Accountants” in Harken’s Proxy Statement to be filed on or before April 30, 2007, which information is incorporated by reference herein from Harken’s Proxy Statement, which will be filed with the SEC on or before April 30, 2007.

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

(3)   Exhibits

3.1

Restated Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.1 to Harken’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-10262 and incorporated herein by reference).

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

10.8	Exploration and Development Agreement — Indiana Posey (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K, dated March 22, 2005, File No. 001-10262, and incorporated herein by reference).
10.9	Exploration and Development Agreement — Ohio Cumberland (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K, dated March 29, 2005, File No. 001-10262, and incorporated herein by reference).
10.10

Severance Agreement by and between Harken Energy Corporation and James W. Denny, III dated July 21, 2006 and effective June 30, 2006 (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K dated July 25, 2006, File No. 001-10262, and incorporated herein by reference).

*21	Subsidiaries of Harken
*23.1	Consent of Independent Registered Public Accounting Firm — Hein & Associates, LLP
*23.2	Consent of Netherland, Sewell & Associates, Inc. (Independent Reserve Engineers)
*24	Power of Attorney
*31.1	Certification by Chief Executive Officer of Harken Energy Corporation.
*31.2	Certification by Chief Financial Officer of Harken Energy Corporation.
*32.1	Certificate of the Chief Executive Officer of Harken Energy Corporation.
*32.2	Certificate of the Chief Financial Officer of Harken Energy Corporation.

*                    Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2007.

HARKEN ENERGY CORPORATION
/s/ Anna M. Williams
By: Anna M. Williams, Vice President — Finance and
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on February 28, 2007.

Signature	Title

/s/ Anna M. Williams	Vice President — Finance and Chief Financial Officer
Anna M. Williams	(Principal Financial Officer and Principal Accounting Officer)
/s/ Mikel D. Faulkner	Director, Chief Executive Officer and President
Mikel D. Faulkner	(Principal Executive Officer)
/s/ Michael M. Ameen *	Director
Michael M. Ameen
/s/ J. William Petty *	Director
J. William Petty
/s/ Alan G. Quasha *	Director
Alan G. Quasha
/s/ H.A. Smith *	Director
H. A. Smith
/s/ Anna M. Williams
* By: Anna M. Williams, Attorney in-fact