Form 10-Q
period 2007-03-31
HARKEN ENERGY CORP
filed 2007-05-08
CIK 313478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-10262

HARKEN ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2841597
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

180 State Street, Suite 200	76092
Southlake, Texas	(Zip Code)
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

The number of shares of Common Stock, par value $0.01 per share, outstanding as of  April 12, 2007 was 219,673,087.

HARKEN ENERGY CORPORATION

INDEX TO QUARTERLY REPORT

March 31, 2007

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HARKEN ENERGY CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited, in thousands, except for share amounts)

	March 31,	December 31,
	2007	2006
Assets

Current Assets:
Cash and temporary investments	$26,260	$25,954
Short term investments	—	5,000
Margin deposits held by broker	1,751	710
Accounts receivable, net	5,840	7,221
Available for sale investments, current	—	1,414
Prepaid expenses and other current assets	1,213	1,290
Total Current Assets	35,064	41,589

Property and Equipment, net	53,241	51,503
Available for Sale Investments	22,277	30,324
Other Assets, net	2,268	1,733
	$112,850	$125,149

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade payables	$310	$2,208
Accrued liabilities and other	5,846	6,389
Derivative liabilities	268	536
Revenues and royalties payable	1,617	3,494
Total Current Liabilities	8,041	12,627

Asset Retirement Obligation	7,539	7,407
Deferred Tax Liability	20	—
Preferred Stock Dividends	49	—
Total Liabilities	15,649	20,034

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $160 thousand liquidation value 700,000 shares authorized; 1,600 shares outstanding	2	2
Series G2 Preferred Stock, $1.00 par value; $100 thousand liquidation value 100,000 shares authorized; 1,000 shares outstanding	1	1
Series M Preferred Stock, $1.00 par value; $5 million and $4.4 million liquidation value, respectively 50,000 shares authorized; 44,000 shares outstanding	44	44
Common stock, $0.01 par value; 325,000,000 shares authorized; 220,372,387 and 223,380,887 shares issued, respectively	2,204	2,234
Additional paid-in capital	445,444	447,084
Accumulated deficit	(360,628)	(361,028)
Accumulated other comprehensive income	10,434	18,448
Treasury stock, at cost, 578,000 and 3,008,500 shares held, respectively	(300)	(1,670)
Total Stockholders’ Equity	97,201	105,115
	$112,850	$125,149

The accompanying Notes to Consolidated Condensed Financial Statements are
an integral part of these Statements.

HARKEN ENERGY CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except for share and per share amounts)

	Quarter Ended March 31,
	2007	2006
		(restated)
Revenues and other:
Oil and gas operations	$4,609	$9,444
Trading revenues, net	152	(38)
Fees, interest and other income	1,049	708
	5,810	10,114
Costs and Expenses:
Oil and gas operating expenses	2,190	3,542
General and administrative expenses (including share-based compensation expense of $2,184 in 2006)	1,086	5,111
Depreciation, depletion, amortization and accretion	1,834	3,455
Interest expense and other losses	227	355
	5,337	12,463
Income (loss) from continuing operations before income taxes	$473	$(2,349)
Income tax expense	24	187

Income (loss) from continuing operations before minority interest	$449	$(2,536)
Minority interest of consolidated company	—	2,175
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$449	$(361)
Loss from discontinued operations, net of taxes	—	(616)
Cumulative effect of a change in accounting principle	—	(868)
Net income (loss)	$449	$(1,845)
Preferred stock dividends	(49)	(1,204)
Net income (loss) attributed to common stock	$400	$(3,049)
Basic and diluted net income (loss) per common share:
Net income (loss) per common share from continuing operations before cumulative effect of change in accounting principle	$0.00	$(0.01)
Discontinued operations	0.00	0.00
Cumulative effect of change in accounting principle	0.00	0.00
Net income (loss) per common share	$0.00	$(0.01)
Weighted average common shares outstanding	219,829,800	223,558,168

The accompanying Notes to Consolidated Condensed Financial Statements are
an integral part of these Statements.

HARKEN ENERGY CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Preferred Stock			Common	Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive
	G1	G2	M	Stock	Capital	Stock	Deficit	Income	Total
Balance, December 31, 2006	$2	$1	$44	$2,234	$447,084	$(1,670)	$(361,028)	$18,448	$105,115

Accrual of preferred stock dividends	—	—	—	—	—	—	(49)	—	(49)
Treasury stock repurchase	—	—	—	—	—	(300)	—	—	(300)
Treasury stock retirements	—	—	—	(30)	(1,640)	1,670	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	449	—
Unrealized holding loss on available for sale investments								(8,382)
Reclassification of holding loss on available for sale investment into earnings								207
Unrealized foreign currency gain								161
Total comprehensive income									(7,565)
Balance, March 31, 2007	$2	$1	$44	$2,204	$445,444	$(300)	$(360,628)	$10,434	$97,201

The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these Statements.

HARKEN ENERGY CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Quarter Ended March 31,
	2007	2006
		(restated)
Cash flows from operating activities:
Net income (loss)	$449	$(1,845)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	1,834	3,455
Realized loss on available for sale investments	91	—
Realized gain on derivative instruments	(245)	—
Minority interest	—	(2,175)
Share-based compensation	—	2,184
Cumulative effect of a change in accounting principle	—	868
Loss from discontinued operations	—	616
Other	23	285
Change in operating assets and liabilities:
Decrease (increase) in short-term investments	5,000	(5,818)
Decrease in accounts receivable and other	1,379	2,780
Increase in margin deposits posted with brokers	(1,041)	—
Decrease in trade payables and other	(4,592)	(2,556)
Net cash provided by (used in) operating activities	2,898	(2,206)

Cash flows from investing activities:
Capital expenditures, net	(3,648)	(8,629)
Cash received from redemption of IBA preferred shares	—	7,500
Sales of available for sale investments	1,530	—
Purchases of available for sale investments	(174)	—
Net cash used in investing activities	(2,292)	(1,129)

Cash flows from financing activities:
Treasury shares purchased	(300)	(669)
Net cash used in financing activities	(300)	(669)

Net increase (decrease) in cash and temporary investments	306	(4,004)
Cash and temporary investments at beginning of period	25,954	22,482
Cash and temporary investments at end of period	$26,260	$18,478

The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these Statements.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2007 and 2006

(Unaudited)

(1)                                 BASIS OF PRESENTATION

Our accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to prevent the information presented from being misleading.  In our opinion, these financial statements contain all adjustments necessary to present fairly our financial position as of December 31, 2006 and March 31, 2007 and the results of our operations and changes in our cash flows for all periods presented as of March 31, 2007 and 2006. The December 31, 2006 consolidated condensed balance sheet information is derived from audited financial statements. All adjustments represent normal recurring items. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform with the 2007 presentation.

The consolidated condensed statement of operations for the three months ended March 31, 2006 was restated in the prior year to reflect the impact of an unrecorded payout adjustment on the 14589 #2 well in our operated Lake Raccourci Field in Louisiana.  In 2006, we recorded the net of tax impact of the adjustment, which amounted to a loss of $75 thousand for the period ended March 31, 2006.  The impact of this adjustment was not significant to our operating results, trends, or liquidity for the annual or quarterly period in the prior year.  Please see Note 11 — Commitments and Contingencies for further discussion related to this payout contingency.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from these estimates. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation — The consolidated condensed financial statements include the accounts of all companies that we, through our direct or indirect ownership or shareholding, were provided the ability to control the operating policies and procedures. As previously reported, during the second quarter of 2006, we deconsolidated Global Energy Development Plc (“Global”) from our consolidated condensed financial statements. Under U.S. GAAP we reflected the deconsolidation prospectively. We have provided an unaudited pro-forma condensed consolidated results of operations for the quarter ended March 31, 2006 giving effect to the deconsolidation of Global’s operations as if it had been effective for this period. See Note 2 — Investment in Global for further discussion.

Comprehensive Loss — Comprehensive loss includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Our total comprehensive loss is as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net income (loss)	$449	$(1,845)
Foreign currency translation adjustment on investment	161	—
Unrealized loss on investments	(8,382)	—
Reclassification of holding loss on available for sale investments into earnings	207	—
Total comprehensive loss	$(7,565)	$(1,845)

Financial Instruments - We carry our financial instruments including cash, equity securities and derivatives at their estimated fair values.  The fair values of our securities and exchange-traded derivatives are based on prices quoted in active markets, and the fair values of our commodity derivatives are based on pricing provided by our counterparties.  All of our investments in equity securities have been designated as available for sale. The associated unrealized gains and losses on our available for sale investments are recorded to other comprehensive income until realized.

We have not designated any of our derivative instruments as hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” All gains and losses related to these positions are recognized in earnings.

Recent Accounting Pronouncements - During February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement allows for the measurement of certain financial assets and financial liabilities at fair value.  Under this statement, an entity may elect the fair value option on an instrument-by-instrument basis and measure the changes in the fair value as unrealized gains and losses in earnings.  This statement is effective for the first fiscal year beginning after November 15, 2007.  We are currently evaluating our options under this statement and any potential impact on earnings.

(2)                                 INVESTMENT IN GLOBAL

Deconsolidation of Global - At March 31, 2007 and December 31, 2006, we owned approximately 34% of Global’s ordinary shares. We deconsolidated Global from our consolidated condensed financial statements during the second quarter of 2006. Under U.S. GAAP, we were required to reflect this deconsolidation prospectively. As a result of this treatment, Global’s operations for the quarter ended March 31, 2006 are still included in our financial statements in 2006. We account for our Global shares as an available-for-sale cost method investment. We recognize dividend income and our investment in Global is adjusted to fair value every quarterly period with an offset to other comprehensive income in stockholders’ equity.

At March 31, 2007 and December 31, 2006, our investment in Global was equal to the market value of our 11.9 million shares of Global’s common stock as follows:

	March 31, 2007	December 31, 2006

Shares of Global Stock held by Harken	11,893,463	11,893,463
Closing Price of Global Stock	£0.881	£1.21
Foreign Currency Exchange Rate	1.9685	1.9586
Market Value of Investment in Global	$20,626,220	$28,186,389

The foreign currency translation adjustment of $142 thousand and the unrealized loss on investment of $7.7 million for these changes in market value are recorded to other comprehensive income in stockholders’ equity at March 31, 2007.

Pro Forma Information — The following unaudited pro forma combined condensed statement of operations for the three months ended March 31, 2006 gives effect to the deconsolidation of Global’s operations as if it had been effective for this period. The combined condensed statement of operations at March 31, 2007 is presented as reported.  The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of future operating results. To arrive at our pro forma combined condensed statement of operations for the period presented, we removed Global’s historical results of operations at their previously-reported values and adjusted the amounts which would have been reported if Global was a cost-method investment at the time.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Quarter Ended March 31,
	2007	2006
		(restated)
Revenues and other:
Oil and gas operations	$4,609	$5,701
Trading revenues, net	152	(38)
Fees, interest and other income	1,049	654
	5,810	6,317
Costs and Expenses:
Oil and gas operating expenses	2,190	2,282
General and administrative expenses	1,086	1,738
Depreciation, depletion, amortization and accretion	1,834	2,385
Interest expense and other losses	227	29
	5,337	6,434
Net income (loss) before income taxes	$473	$(117)
Income tax expense	24	—
Net income (loss) from continuing operations	$449	$(117)
Loss from discontinued operations, net of taxes	—	(616)
Net income (loss)	$449	$(733)
Preferred stock dividends	(49)	(1,204)
Net income / (loss) attributed to common stock	$400	$(1,937)
Basic and diluted net income /(loss) per common share:
Net income / (loss) per common share	$0.00	$(0.01)
Weighted average common shares outstanding	219,829,800	223,558,168

(3)           INVESTMENTS

Available-for-Sale Investment — Spitfire Energy, Ltd. - In December 2006, we acquired 2.6 million common shares and 1.3 million warrants to acquire common shares of Spitfire Energy, Ltd. (“Spitfire”) through a private placement for investment purposes at a total cost of $2.3 million.  Through March 31, 2007, we continued purchasing shares of Spitfire common stock in the market by acquiring 284 thousand shares at a total cost of $200 thousand. At March 31, 2007 and December 31, 2006, our common share holdings represented approximately 9.8% and 8.9%, respectively, of the currently outstanding Spitfire common shares (approximately 14% and 13% assuming exercise of the warrants).  We are accounting for our Spitfire common shares as an available-for-sale cost method investment. We recognize dividend income, and our investment in Spitfire is adjusted to its estimated fair value every quarterly period with an offset to Other comprehensive income in stockholders’ equity.

Summary of Available-for-Sale Investments — During the three months ended March 31, 2007, we recorded the following unrealized gains and losses and foreign currency translation adjustments on our available-for-sale investments which include our investment in common shares of Global and Spitfire as well as our investments in common shares of other publicly traded entities to Other comprehensive income in stockholders equity (in thousands):

Three months ended March 31, 2007
Unrealized holding loss and foreign currency translation adjustment on Global investment	$(7,560)
Unrealized holding loss and foreign currency translation adjustment on Spitfire investment	(661)
Unrealized holding loss on other equity investments reclassified to earnings	207
Total unrealized losses on available for sale investments	$(8,014)

The estimated fair value of our available-for-sale investments were as follows (in thousands):

	March 31, 2007	December 31, 2006
Investment in common shares of Global, non-current	$20,626	$28,187

Investment in common shares of Spitfire, non current	1,651	2,137

Investments in other equity securities, current	—	1,414
	$22,277	$31,738

(4)        PROPERTY AND EQUIPMENT

A summary of property and equipment follows (in thousands):

	March 31,	December 31,
	2007	2006
Unevaluated oil and gas properties:
Unevaluated North American properties	$1,083	$1,958
Unevaluated Coal Bed Methane prospects	4,395	3,887

Evaluated oil and gas properties:
Evaluated North American properties	186,087	182,358
Facilities and other property	10,251	10,187
Less accumulated depreciation, depletion and amortization	(148,575)	(146,887)
	$53,241	$51,503

(5)        ASSET RETIREMENT OBLIGATION

We recognize the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. A summary of our assets with required asset retirement obligations as of March 31, 2007 is as follows (in thousands):

Asset Category	Asset Retirement Obligation Liability	Estimated Life
North American oil and gas producing properties	$4,708	0-21 years
North American facilities and other property	2,831	4-9 years
	$7,539

The following table describes all changes to our asset retirement obligation liability during the three months ended March 31, 2007 (in thousands):

Asset retirement obligation at beginning of year	$7,407
Additions during the three months ended March 31, 2007	12
Accretion expense	120
Asset retirement obligation at March 31, 2007	$7,539

(6)           STOCKHOLDERS’ EQUITY

Treasury Stock — At December 31, 2006, we held 3.0 million shares of treasury stock.  Such treasury shares were cancelled in January 2007. During the three months ended March 31, 2007, we repurchased 578 thousand shares of our common stock in the open market at a cost of approximately $300 thousand pursuant to our repurchase program. At March 31, 2007, we held 578 thousand shares of treasury stock.

The number of common and preferred shares and shares held in treasury during the three months ended March 31, 2007 are as follows:

	Number of Shares
Description	Preferred G1	Preferred G2	Preferred M	Common	Treasury
Balance at December 31, 2006	1,600	1,000	44,000	223,380,887	3,008,500
Treasury shares retired	—	—	—	(3,008,500)	(3,008,500)
Treasury shares purchased	—	—	—	—	578,000

Balance as of March 31, 2007	1,600	1,000	44,000	220,372,387	578,000

(7)           DERIVATIVE INSTRUMENTS

Commodity Derivatives - We hold certain commodity derivative instruments which are effective in mitigating commodity price risk associated with a portion of our future monthly natural gas and crude oil production and related cash flows. Our oil and gas operating revenues and cash flows are impacted by changes in commodity product prices, which are volatile and cannot be accurately predicted. Our objective for holding these commodity derivatives is to protect the operating revenues and cash flows related to a portion of our future natural gas sales and crude oil from the risk of significant declines in commodity prices. We have not designated any of our commodity derivatives as hedges under SFAS 133.

The following table reflects the derivative contracts that we had open during the three months ended March 31, 2007 and their associated losses. These losses are reflected in Trading revenues in our consolidated condensed statement of operations.

					For the three months ended March 31, 2007
					Realized gain	Unrealized gain
Commodity	Type	Volume/Day	Duration	Price	(loss)	(loss)
					(In thousands)
Natural Gas	Floor	70,000 mmbtu	Feb 07 - Sept 07	$5.00	$(17)	$(66)
Crude Oil	Floor	6,000 bbls	Jan 07 - Jun 07	$50.00	(13)	4
Crude Oil	Floor	9,000 bbls	Jul 07 - Sep 07	$50.00	—	(28)
					$(30)	$(90)

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

Other derivatives — As part of our treasury activities, we engage in the active management of investment and derivative instruments in energy industry securities traded on domestic securities exchanges. We use these derivatives as a tool to enhance investment return or to minimize the risk on our energy industry portfolio. Our energy industry derivatives are presented at fair value as derivative liabilities in our consolidated condensed balance sheet at March 31, 2007. These derivatives are not designated as hedges, and we recognize gains and losses related to these positions in current earnings. For the three months ended March 31, 2007, we have included unrealized gains of $100 thousand and realized gains of $262 thousand related to these derivatives within Trading revenues.

(8)           INCOME TAXES

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  We adopted FIN 48 on January 1, 2007.  Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement.  Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

Upon the adoption of FIN 48, we have no liabilities for unrecognized tax benefits, and, as such, the adoption had no impact on our financial statements, and we have recorded no additional interest or penalties.  The adoption of FIN 48 did not impact our effective tax rates.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the quarter ended March 31, 2007, we did not recognize any interest or penalties in our consolidated condensed statement of operations, nor did we have any interest or penalties accrued in our consolidated condensed balance sheet at March 31, 2007 relating to unrecognized tax benefits.

The tax years 2003-2006 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

(9)           SEGMENT INFORMATION

During the three months ended March 31, 2007, we combined our management and administrative functions, and we no longer divide our operations into separate segments. Our exploration, development, production and acquisition efforts in the United States are managed and evaluated by us as one operation. We operate primarily through traditional ownership of mineral interests in the various states in which we operate. Our oil and gas production are sold to established purchasers and generally transported through existing and well-developed pipeline infrastructure.

(10)         EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2007 and 2006 (in thousands, except per share data):

	For the three months ended March 31, 2007			For the three months ended March 31, 2006
	Net income			Net loss
	attributed to	Weighted-		attributed to	Weighted-
	common stock	Average Shares	Per Share	common stock	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Income (loss) from continuing ops before cumulative effect	$400	219,830	$0.00	$(1,565)	223,558	$(0.01)
Effect of dilutive securities
Preferred stock (A)	$—	—		$—	—
Diluted earnings per share	$400	219,830	$0.00	$(1,565)	223,558	$(0.01)

(A) Not included in the calculation for diluted earnings per share were our warrants and preferred stock instruments outstanding during the three months ended March 31, 2007 and 2006. The inclusion of these instruments would have been antidilutive.

(11)         COMMITMENTS AND CONTINGENCIES

Exxon Contingency — In December 2006, Exxon Mobil Corporation (“Exxon”) undertook a joint interest audit of our wholly-owned subsidiary, Xplor Energy Operating, Inc.’s (“Xplor”), accounts related to the State Lease 14589 # 2 well in the Lake Raccourci field.  We acquired our ownership in the State Lease 14589 #2 well in the Lake Raccourci field as part of our acquisition of Xplor in 1999.  Exxon had retained certain override and after payout interests on the State Lease 14589 #2 well pursuant to a 1995 Farmout Agreement and a 1998 Sublease Agreement with Xplor.

On January 2, 2007, Xplor received from Exxon a letter setting forth the conclusions of the joint interest audit conducted by Exxon. Pursuant to the audit report, Exxon reported an underpayment of approximately $5.1 million related to the increased after-payout additional royalties and net revenues (including interest) in the well on the assumption that Exxon would elect to convert a portion of its override to an after payout working interest. Xplor, as operator of the properties in question, retained its own outside accounting expert to conduct a separate joint interest audit of this matter. With the exception of minor interest calculations, Xplor’s retained joint interest auditor verified the amounts of Exxon’s claim. Xplor also retained a Louisiana law firm to conduct a legal analysis of the Exxon audit claim. All reviews conclude that neither Xplor nor its co-lessees provided a formal written notice of payout to Exxon at the time that payout on the State Lease 14589 #2 well occurred (September 2000) or made payment for the corresponding increase in after payout net revenues and royalties due to Exxon.

In a letter dated April 17, 2007, Exxon formally notified Xplor of its election to convert a portion of its override to an after-payout working interest.  In its letter Exxon acknowledges receipt of payment from Xplor and the other working interest owners in the amount of $1.4 million representing escalated royalties from payout through November 2006.  Exxon claims a net balance due of $4.1 million (including interest) and demands payment thereof within 30 days. Of that amount, Xplor’s working interest share of the claim is approximately $1.7 million (including interest), with the other working interest owners of the well sharing their respective responsibility for the remaining balance. We have accrued this working interest contingency amount in our current liabilities in our consolidated condensed financial statements as of March 31, 2007. Xplor has notified, discussed, met and maintained the other interest owners in the well informed with regard to Exxon’s demands, and these working interest partners have acknowledged their payment obligations on this matter.  Further, Xplor’s outside attorneys have established support for Xplor to collect the interest owners’ share of the claim either through cash calls, or failing that, offset rights from future production on the State Lease 14589 #2 well and other Lake Raccourci wells, if necessary. Xplor, with the consent of the other interest owners, disputes certain of the amounts claimed owed and intends to continue to address these disputes with Exxon with the intent of resolving same during the second quarter 2007.

Flohr Litigation — Thomas M. Flohr d/b/a Emerging Markets Group v. International Business Associates Ltd. et al; Case No. 07 CV 2920 filed in the United States District Court for the Southern District of New York.

In April 2007 Thomas M. Flohr d/b/a Emerging Markets Group (the “Plaintiff”) filed a complaint with the U.S. District Court in New York naming International Business Associates, Ltd. as First Defendant (“IBA”); International Business Associates Holdings Co., Ltd., our wholly owned subsidiary and others as Second Defendants; and us as a Third Defendant. In his complaint the Plaintiff alleges that all of the named Defendants are jointly and severally liable for damages that Plaintiff alleges are owed by the Defendants in relation to an August 10, 2004 fee agreement by and between the Plaintiff and Defendant IBA. The Plaintiff asserts damages in the principal amount of $176 thousand and demands interest thereon in the amount of $18 thousand. We dispute these allegations and intend to vigorously defend against the claims. While the ultimate result of this dispute remains uncertain, we believe the result will not have a material impact on our financial results.

Operational Contingencies — The exploration, development and production of oil and gas assets are subject to various, federal and state laws and regulations designed to protect the environment. Compliance with these regulations is part of our day-to-day operating procedures. Infrequently, accidental discharge of such materials as oil, natural gas or drilling fluids can occur and such accidents can require material expenditures to correct. We maintain levels of insurance we believe to be customary in the industry to limit its financial exposure. We are unaware of any material capital expenditures required for environmental control during this fiscal year.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

The following discussion is intended to assist you in understanding our business and the results of our operations.  It should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2006. Certain statements made in our discussion may be forward looking.  Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. These risks, uncertainties, and other factors include, among others, the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission, as well as other risks described in this Quarterly Report.  Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing Harken Energy Corporation and its consolidated companies on a consolidated basis.

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

Consistent with our previously announced energy-based diversification and growth strategy in 2006, we also have an investment in Spitfire Energy, Ltd. (“Spitfire”), a junior oil and gas exploration company in Canada, through our ownership of approximately 9.8% of Spitfire’s ordinary shares. We account for our investment in Spitfire as a cost method investment.

Financial Highlights

Significant financial highlights in the first quarter of 2007 include the following:

•                  Capital expenditures of $3.6 million for development drilling on newly-acquired interests in the Creole and East Lake Verret fields, workover activity at Main Pass 35, as well as development activities in our coalbed methane prospects.

•                  Non-operated production declined 20% compared to prior year period due to lower than anticipated non-operated well workover and drilling activity from our partners.

•                  General and administrative expenses decreased by 38% due to cost-cutting measures.

•                  Approximately 578 thousand common shares were repurchased in the market.

Gulf Coast Oil and Gas Properties

Our revenues are primarily derived from sales from our oil and gas properties. Approximately 54% of our production comes from our operated properties all located in the United States. Our revenues are a function of the oil and gas volumes produced and the prevailing commodity price at the time of production, and certain quality and transportation discounts. The commodity prices for crude oil and natural gas as well as the timing of production volumes have a significant impact on our operating income.  From time-to-time, we enter into hedging contracts to achieve more predictable cash flows and to reduce exposure to declines in market prices. During the three months ended March 31, 2007, our oil and gas revenues were comprised of approximately 55% oil sales and 45% natural gas sales.

As of March 31, 2007, our net domestic production rate was at approximately 6.55 million cubic feet equivalent (“Mcfe”) of natural gas per day. During the three months ending March 31, 2007, we have been actively participating in the development of our oil and gas assets.

The following field data updates the status of our operations through March 31, 2007:

New Pursuits

3D Seismic Data Purchase

We purchased 3D Seismic Data covering approximately 2,500 square miles, representing more than 60 areas of interest throughout the Gulf Coast Region of primarily Texas and Louisiana, which is our core area of operations. We expect this data to provide better prospect generation from both a quantitative and qualitative perspective.

Creole Field, Terrebonne Parish - Louisiana

A 15% non-operated working interest in this offshore field was acquired late in the fourth quarter 2006. The field includes a producing dual-completed well with facilities which averaged .75 Mcfe of natural gas per day in the first quarter of 2007.

Field development continued in the first quarter 2007 as we participated in the drilling of a second well with multiple productive horizons identified and isolated. This well awaits tie-in of pipeline construction before the initial productive zone is placed into production which is expected to be in the second quarter 2007. Multiple stacked pays in these wells indicate favorable future recompletion potential. Additional drill well locations have been identified with at least one additional well planned in 2007.

East Lake Verret, Assumption Parish — Louisiana

In the late fourth quarter 2006, a 5% non-operated working interest in this field was acquired which included the drilling of the first well in this development project. This well was successfully completed and placed into production in the first quarter 2007 averaging .74 gross Mcfe of natural gas per day. A second well was spud at year-end 2006 and was also completed in the first quarter 2007. This well also encountered multiple stacked pays and was tested in the initial zone for nearly 3.5 gross Mcfe of natural gas per day. This second well awaits pipeline tie-in to production facilities which we expect to be completed in the second quarter 2007. Due to stacked pays, favorable recompletion potential exists in the future productive life of these wells. Other future well locations are being evaluated in this development project.

Progress on Coalbed Methane Prospects

Indiana and Ohio

We hold three significant exploration and development agreements in Indiana and Ohio, of  which two prospects provide for an area of mutual interest of approximately 400,000 acres, and one provides for approximately 20,000 acres. The agreements provide for a phased delineation, pilot and development program, with corresponding staged expenditures. Contracted third parties with a long track record in successful Coalbed Methane development provide expert advice for these projects.

On the Indiana Posey Prospect, we have funded approximately $916 thousand of a $1.28 million project for the first of two pilot well projects on the Indiana Prospect. The drilling of the first three pilot wells was completed as well as the commencement of the drilling of two additional pilot wells in the first quarter 2007. We expect completion of the first pilot well in the second quarter of 2007 with production testing and pressure monitoring to follow. The order, rate and design of completion efforts of the four other pilot wells will be determined as the results of this first well are evaluated. Under the agreement, a second pilot well project may be initiated by the funding of a second project for approximately $1.1 million. Following an extended evaluation period of the pilot wells, we will evaluate a Phase III election and funding of a development well program as contemplated by the agreements.

On the Ohio Cumberland Prospect, in December 2006, we elected to proceed and fund pilot well drilling under Phase II of the agreement.  With regard to Phase II, we made an additional $500 thousand prospect acquisition payment and intend to fund a $1.28 million project in 2007 for the first of two pilot well projects on the Cumberland Prospect.

On the Triangle Prospect Area in Ohio, the coring phase commenced in December 2006, and was completed during the first quarter of 2007. The core samples are currently being analyzed, and a core evaluation report with recommendation is currently being prepared by the Operator. We may elect to proceed and fund a Phase II of pilot wells on this prospect in 2007.

Unusually cold weather conditions affect our Louisiana production

Main Pass, Plaquemines Parish — Louisiana

We have a 90% operated interest in Main Pass. During the fourth quarter of 2006, recompletion, re-activation and downhole equipment wellwork was successfully completed in three producing wells. Given the success of these operations, we are continuing our efforts to access additional operations to further increase production in the field. Gross production averaged 490 barrels of oil per day for the first quarter 2007 in the face of compressor/equipment repairs and production problems associated with unusually cold weather conditions. We continue our geological and geophysical study in the area, utilizing our license to 21 square miles of 3D seismic data, covering the area held by production leases.

Branville Bay Field, Plaquemines Parish — Louisiana

We hold a 12.5% non-operated working interest in this two-well offshore field. First quarter 2007 production averaged approximately 1.3 gross Mcfe of natural gas per day despite the cold weather conditions. Currently, the installation of gas lift equipment has begun to address decline and enhance production with final completion of this project expected in second quarter 2007.

Lapeyrouse Field, Terrebonne Parish — Louisiana

We hold an average non-operated working interest of approximately 18.26 % in the production from nine wells in this field. Current gross field production is averaging approximately 8.3 Mcfe of natural gas per day. Recompletion efforts on certain wells in this field commenced in April 2007.

Point-au-Fer Field, Terrebonne Parish — Louisiana

We own a 12.5% non-operated working interest in this approximate 56 square mile area. Gross production for this field is approximately 1.9 Mcfe of natural gas per day. Currently, pressure testing is being performed to help evaluate future development work in this field. Several prospects have been identified in the area, and we expect to have additional drilling and workover activity during 2007.

Allen Ranch Field, Colorado County — Texas

We own an 11.25% non-operated working interest in this area. Gross production for this field  averaged 3.4  Mcfe of natural gas per day in the first quarter 2007 primarily from the  initial well, the Hancock Gas Unit # 1 which is the only well currently producing from the field. After demonstrating significant commercial production in several horizons, the Hancock Gas Unit #2 was damaged in the course of a remedial workover. Remedial activity to remove debris was performed in the first quarter 2007 and mechanical failures were determined. Options, including side-track or well replacement, are currently being evaluated to recommence production from this well. Despite this setback, we continue to be aggressive in further developing this field. As planned, the first of two field extension wells was spud in April 2007 with the second well expected later this year.

Point-a-la-Hache Field, Plaquemines Parish — Louisiana

We maintain a 25% operated working interest in one producing well in this field. Currently, the well is capable of gross production of at least 1.0 Mcfe of natural gas per day. However, we have only been able to produce the well a few days a month due to limited tankage and the inability to timely remove and dispose of associated salt water by barge.  A salt water disposal well conversion has been planned, and a rig is being contracted for the conversion work in the second quarter 2007 on the well which should allow continuous production from this field.

Lake Raccourci Field, Lafourche Parish — Louisiana

We hold an average 40% operated working interest in each of our Lake Raccourci wells. Gross production for this field averaged 5.2 Mcfe of natural gas per day in the first quarter 2007 despite unusually cold weather conditions. Production from the State Lease 1480 #2 well has been curtailed because of leaking gas lift valves. We expect our wireline repairs planned for early second quarter 2007 will return the well to production rates of approximately 100 gross barrels of oil per day. We are presently seeking industry partners to drill a field extension well.

INVESTMENT ACTIVITIES

During the three months ended March 31, 2007, through our treasury activities, we engaged in the active management of investments in energy industry securities traded on domestic securities exchanges. As a result of our trading activities in first quarter 2007, we realized net trading gains of $142 thousand on our closed positions on common stock investments, common stock derivatives and commodity derivatives. These were in addition to net unrealized gains of $10 thousand on our common stock derivatives, common stock investments and commodity derivatives. Also related to these trading activities, we received net cash proceeds of $1.6 million upon entering into new positions during the quarterly period. At March 31, 2007, we held approximately $9.6 million outstanding of notional value in exchange-traded written put positions.

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

INVESTMENT IN GLOBAL

Deconsolidation of Global - At March 31, 2007 and December 31, 2006, we owned approximately 34% of Global’s ordinary shares. We deconsolidated Global from our consolidated condensed financial statements during the second quarter of 2006. Under U.S. GAAP, we were required to reflect this deconsolidation prospectively. As a result of this treatment, Global’s operations for the quarter ended March 31, 2006 are included in our consolidated financial statements in 2006. We account for our Global shares as an available-for-sale cost method investment. We recognize dividend income and our investment in Global is adjusted to fair value every quarterly period with an offset to other comprehensive income in stockholders’ equity.

At March 31, 2007 and December 31, 2006, our investment in Global was equal to the market value of our 11.9 million shares of Global’s common stock as follows:

	March 31, 2007	December 31, 2006

Shares of Global Stock held by Harken	11,893,463	11,893,463
Closing Price of Global Stock	£0.881	£1.21
Foreign Currency Exchange Rate	1.9685	1.9586
Market Value of Investments in Global	$20,626,220	$28,186,389

The foreign currency translation adjustment of $142 thousand and the unrealized loss on investment of $7.7 million for these changes in market value are recorded to other comprehensive income in stockholders’ equity at March 31, 2007.

Pro Forma Information — The following unaudited pro forma combined condensed statement of operations for the three months ended March 31, 2006 gives effect to the deconsolidation of Global’s operations as if it had been effective for this period. The combined condensed statement of operations at March 31, 2007 is presented as reported.  The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of future operating results. To arrive at our pro forma combined condensed statement of operations for the period presented, we removed Global’s historical results of operations at their previously-reported values and adjusted the amounts which would have been reported if Global was a cost-method investment at the time.

HARKEN ENERGY CORPORATION AND SUBSIDIARIES

PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Quarter Ended March 31,
	2007	2006
		(restated)
Revenues and other:
Oil and gas operations	$4,609	$5,701
Trading revenues, net	152	(38)
Fees, interest and other income	1,049	654
	5,810	6,317
Costs and Expenses:
Oil and gas operating expenses	2,190	2,282
General and administrative expenses	1,086	1,738
Depreciation, depletion, amortization and accretion	1,834	2,385
Interest expense and other losses	227	29
	5,337	6,434
Net income (loss) before income taxes	$473	$(117)
Income tax expense	24	—
Net income (loss) from continuing operations	$449	$(117)
Loss from discontinued operations, net of taxes	—	(616)
Net income (loss)	$449	$(733)
Preferred stock dividends	(49)	(1,204)
Net income / (loss) attributed to common stock	$400	$(1,937)
Basic and diluted net income /(loss) per common share:
Net income / (loss) per common share	$0.00	$(0.01)
Weighted average common shares outstanding	219,829,800	223,558,168

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

Our consolidated condensed financial statements have been prepared in accordance with U.S. GAAP which requires us to use estimates and make assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Our estimates and assumptions are based on historical experience, industry conditions and various other factors which we believe are appropriate. Actual results could vary significantly from our estimates and assumptions as additional information becomes known.  The more significant critical accounting estimates and assumptions are described below.

Full Cost Accounting Method — We account for the costs incurred in the acquisition, exploration and development of oil and gas reserves using the full cost accounting method. Under full cost accounting rules, the net capitalized costs of evaluated oil and gas properties shall not exceed an amount equal to the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, including the use of oil and gas prices as of the end of each quarter, after giving effect to the asset retirement obligation

Fair Value of Financial Instruments — Investments are stated at fair value as determined in good faith by management. Factors considered in valuing individual investments include, without limitation, available market prices, reported net asset values, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position and operating results, and other pertinent information.

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

We carry our financial instruments including cash, equity securities and derivatives at their estimated fair values.  The fair values of our securities and exchange-traded derivatives are based on prices quoted in active market, and the fair values of our commodity derivatives are based on pricing provided by our counter parties.

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

Consolidation of variable interest entities — In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the primary beneficiary of a variable interest entity’s (“VIE”) activities to consolidate the VIE. FIN 46 defines a VIE as an entity in which the equity investors do not have substantive voting rights and there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is the party that absorbs a majority of the expected losses and/or receives a majority of the expected residual returns of the VIE’s activities. In December 2003, the FASB issued FIN 46(R), which supercedes and amends certain provisions of FIN 46. While FIN 46(R) retained many of the concepts and provisions of FIN 46, it also provides additional guidance related to the application of FIN 46, provides for certain additional scope exceptions, and incorporates several FASB Staff Positions issued related to the application of FIN 46.

As of March 31, 2007, we owned less than a majority of the common shares of Global and did not possess the legal power to direct the operating policies and procedures of Global through our direct ownership, combined with the ownership by Lyford Investments Enterprises Ltd. (“Lyford”) in Global shares. In addition, we have concluded that Global was not a VIE at March 31, 2007 as contemplated by FIN 46(R).

RECENT ACCOUNTING PRONOUNCEMENTS

During February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This statement allows for the measurement of certain financial assets and financial liabilities at fair value.  Under this statement, an entity may elect the fair value option on an instrument-by-instrument basis and measure the changes in the fair value as unrealized gains and losses in earnings.  This statement is effective for the first fiscal year beginning after November 15, 2007.  We are currently evaluating our options under this statement.

PRO FORMA RESULTS OF OPERATIONS

For the purposes of discussion and analysis, we present a summary of our consolidated condensed results of operations followed by a more detailed discussion and analysis of our operations. The results of operations for the three months ended March 31, 2006 are presented on a pro forma basis. The pro forma results are representative of what our earnings would have been if Global were deconsolidated from our results of operations during the period presented.

Consolidated Condensed Statement of Operations Comparisons

The primary components of our net income for the period ended March 31, 2007 compared to the net loss for the period ended March 31, 2006 are outlined in the table below:

	Quarter Ended March 31,
	2007	2006	% Change
Oil and gas operating profit (1)	$2,419	$3,419	(29)%
Gas sales revenues	$2,089	$3,662	(43)%
Gas production (mcf)	291,913	407,754	(28)%
Gas price per mcf	$7.16	$8.98	(20)%
Oil sales revenues	$2,520	$2,039	24%
Oil production (bbls)	44,711	33,925	32%
Oil price per bbl	$56.36	$60.10	(6)%
Trading revenues	$152	$(38)	500%
Other revenues, net	$1,049	$654	60%
General and administrative expenses, net	$1,086	$1,738	(38)%
Depreciation, depletion, amortization and accretion	$1,834	$2,385	(23)%
Interest expense and other losses	$227	$29	683%
Income tax expense	$24	$—	100%
Net income (loss) from continuing operations	$449	$(117)	484%
Net income (loss) attributed to common stock	$400	$(1,937)	121%
Net income (loss) per common share:
Basic	$0.00	$(0.01)	121%
Diluted	$0.00	$(0.01)	121%

(1)             Oil and gas operating profit is calculated as oil and gas revenues less oil and gas operating expenses.

Oil and Gas Revenues and Oil and Gas Expenses for the Quarterly Period Ended March 31, 2007 Compared to March 31, 2006

Our oil and gas revenues are generated from operations in onshore and offshore areas of the Texas and Louisiana Gulf Coast. During the first quarter 2007, our oil and gas revenues decreased 19% to approximately $4.6 million compared to $5.7 million for the first quarter 2006 primarily due to a decrease in oil and gas prices as well as a decrease in our natural gas sales volumes from our non-operated properties as compared to the prior year period.

Our natural gas revenues decreased 43% to approximately $2.1 million during first quarter 2007 as compared to $3.7 million during first quarter 2006. The prices realized for natural gas sales fell from $8.98 per mcf in the prior year period to $7.16 per mcf during the first quarter 2007. The decrease in our sales volume was attributed to low drilling, workover and recompletion activity in our non-operated properties at Allen Ranch, Lapeyrouse and Raymondville fields during the first quarter 2007.

Our oil revenues increased 24% to approximately $2.5 million during first quarter 2007 from approximately $2.0 million during first quarter 2006. After completing tubing and gas lift valve replacements in early 2007 on certain of our Main Pass 35 wells, we experienced a 32% increase in oil production during first quarter 2007 compared to the first quarter 2006. We realized a decrease in oil prices received of 6% that averaged $60.10 per barrel in first quarter 2006 compared to $56.36 per barrel in the first quarter 2007.

Our oil and gas operating expense remained relatively flat at approximately $2.2 million during first quarter 2007 and $2.3 million during first quarter 2006.  The per-unit operating expense rates increased slightly from $3.73 per Mcfe in first quarter 2006 to $3.91 Mcfe in first quarter 2007 primarily due to increases in the cost of insurance and demand-driven price increases for oilfield services and equipment associated with increased oilfield activity (particularly in offshore Louisiana).

Trade Revenues, net

As a result of our trading activities of investments in energy industry securities during the first quarter 2007, we realized net trading gains of $142 thousand on our closed positions on common stock investments, common stock derivatives and commodity derivatives. These were in addition to $10 thousand of net unrealized gains on our common stock derivatives, common stock investments and commodity derivatives. We had losses on commodity derivatives of $38 thousand during the first quarter 2006.

Fees, Interest and Other Income, net

Fees, interest and other income increased from $654 thousand during first quarter 2006 to $1.0 million during first quarter 2007, primarily due to approximately $676 thousand of facility processing fees in first quarter 2007 at our Main Pass 35 facility in offshore Louisiana for increased tariff rates and third-party volumes through our facility as compared to $336 thousand of processing fees in first quarter 2006.

General and Administrative Expense

General and administrative expenses decreased 38% to $1.1 million during first quarter 2007 as compared to $1.8 million in first quarter 2006. This significant reduction was primarily due to a reduction in consultant fees and a reduction in accounting and audit fees for external reporting and Sarbanes-Oxley regulatory costs.

Depreciation, Depletion, Amortization and Accretion Expense

Depreciation, depletion, amortization and accretion (DD&A) expense decreased during first quarter 2007 as compared to first quarter 2006 due to decreased depletion rates for our oil and gas properties due primarily to added reserve volumes at year-end 2006.  Depletion on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.  In first quarter 2007, our average DD&A rate decreased 18% to $2.95 per mcfe as compared to $3.61 per mcfe in first quarter 2006.

Other Losses

Other losses totaled $227 thousand during first quarter 2007 primarily related to the decline in the estimated fair value of the 1.3 million warrants we hold to acquire common shares of Spitfire. We account for these Spitfire warrants as derivatives in accordance with SFAS 133 and recognize the change in estimated fair value of the warrants in earnings in our consolidated condensed statement of operations on a quarterly basis.

Preferred Stock Dividends

All of our preferred stock issues contain dividend provisions. Dividends related to all of our preferred stock are cumulative, and may be paid in cash or common stock, at our option.  We accrue the dividends at their cash liquidation value and reflect the accrual of dividends as a reduction to Net income / (loss) to arrive at Net income / (loss) attributed to common stock.

Accruals of dividends related to preferred stock for each of the three months ended March 31, 2007 and 2006 are as follows:

	2007	2006
Series G1	$3,000	$4,000
Series G2	2,000	3,000
Series M	44,000	50,000
Total	$49,000	$57,000

During first quarter 2006, as a result of renegotiated terms of the Series M Preferred and common stock warrants held by holders of our Series M Preferred and Series L Preferred, we recorded a charge totaling $1.1 million as a preferred stock dividend as an increase to Net loss to arrive at Net loss attributable to common shareholders in the Consolidated Statement of Operations in first quarter 2006.  We had no similar transactions during the first quarter 2007.

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

(Thousands of dollars)	March 31, 2007	December 31, 2006

Current ratio	4.36 to 1	3.29 to 1
Working capital	$27,023	$28,962
Total debt	$—	$—
Total cash and marketable securities less debt	$26,260	$30,954
Stockholders’ equity	$97,201	$105,115
Total liabilities to equity	0.16 to 1	0.19 to 1

             Working capital is the difference between current assets and current liabilities.

We may seek to raise financing through the issuance of debt, equity and convertible debt instruments, if needed, for utilization for acquisition, development or investment opportunities as they arise. We may reduce our ownership interest in Global’s common shares through strategic sales under certain conditions.

At March 31, 2007, if our remaining convertible preferred stock and common stock purchase warrants were exercised and/or converted, we would be required to issue the following amounts of our common stock:

Instrument	Conversion / Exercise Price (a)	Shares of Common Stock Issuable at March 31, 2007
Series M Preferred	$0.59	7,457,627
Series G1 Preferred	$12.50	12,800
Series G2 Preferred	$3.00	33,333
Series L Warrants	$0.67	3,182,836
Series M Warrants	$0.57	4,255,965
Common Stock Potentially Issued Upon Conversion / Exercise		14,942,561

(a)             Certain conversion and exercise prices are subject to adjustment under certain circumstances

Significant Ownership of our Stock

As of March 31, 2007, Lyford  beneficially owned approximately 30% of the combined voting power of our common stock.  Lyford is in a position to exercise significant influence over the election of our board of directors and other matters.

Cash Flows

Net cash flow provided by operating activities during first quarter 2007 was $2.9 million, as compared to cash used of $2.2 million in first quarter 2006. The increase in cash flow from operations during first quarter 2007 when compared with the prior year period was associated with the investment of $5.8 million in short-term investments during the 2006 period as opposed to the redemption of $5 million in short-term investments during the 2007 period. We also posted approximately $1.0 million as restricted cash on margin deposits related to our trading activities and had a net decrease in trade payables during the first quarter 2007. Our cash and marketable securities on hand at March 31, 2007 totaled approximately $26.3 million.

Net cash used in financing activities during first quarter 2007 totaled approximately $300 thousand due primarily to the purchase of approximately 578 thousand shares of our common stock. Net cash used in investing activities during first quarter 2007 totaled approximately $2.3 million and was primarily comprised of approximately $3.6 million in capital expenditures offset by approximately $1.5 million received from the proceeds from the sale of certain of our available for sale investments during first quarter 2007.

Obligations and Commitments

Oil, Natural Gas and Coalbed Methane Commitments — During the three months ended March 31, 2007, we expended approximately $3.6 million of capital expenditures for our oil, gas and coalbed methane properties. The majority of these capital expenditures were associated with the development of our interests in the Creole field in Cameron Parish, Louisiana, and workovers at Main Pass field, as well as continuing additions associated with our coalbed methane projects. We expect to fund the remaining 2007 capital expenditures with available cash on hand and through projected cash flow from operations in 2007. Possible weakening commodity prices, a decline in drilling success or substantial delays in bringing on production from wells drilled could cause reduced projected 2007 expenditures.  However, our planned capital expenditures for 2007 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in us losing certain prospect acreage or reducing its interest in future development projects.

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

We recognize the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. At March 31, 2007, our asset retirement obligation liability totaled approximately $7.5 million.

From time to time, we provide for reserves related to contingencies when a loss is probable and the amount is reasonably estimable. In addition to the above commitments, during 2007 and afterward, government authorities under our Louisiana state leases and other North American operators may also request us to participate in the cost of drilling additional exploratory and development wells. We may fund these future expenditures at their discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on factors out of our control, such as the timing of the request, the depth of the wells and the location of the property. Our discretionary capital expenditures for 2007 will be curtailed if we do not have sufficient funds available.  If we do not have sufficient funds or otherwise choose not to participate, we may experience a delay of future cash flows from proved undeveloped oil and gas reserves. Such expenditure curtailments could also result in us losing certain prospect acreage or reducing our interest in future development projects. As of March 31, 2007, we had no material purchase obligations.

Also in addition to these contractual obligations, we have written put options which may expose us to future obligations.

Off-Balance Sheet Arrangements — As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2007, we were not involved in any unconsolidated SPE transactions. We have no off-balance sheet arrangements.

Adequacy of Capital Sources and Liquidity

We believe that we have the ability to provide for our remaining 2007 operational needs and our planned capital expenditures for 2007 through projected operating cash flow, cash on hand, and our ability to raise capital. Our operating cash flow would be adversely affected by declines in oil and natural gas prices, which can be volatile.  Should projected operating cash flow decline, we may reduce our capital expenditures program and/or consider the issuance of debt, equity and convertible debt instruments, if needed, for utilization for the capital expenditure program.

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

Commodity derivatives are used to mitigate the price risk inherent in our oil and gas operations.  We have entered into these contracts to protect against significant decreases in commodity prices and will continue to consider various arrangements to realize commodity prices that we consider favorable. Other derivatives are used to capitalize on volatility and to increase the return or minimize the risk of our overall portfolio.  These financial instruments are entered into through a registered broker and are traded on domestic exchanges.

The following table summarizes our total potential obligations under our written derivative contracts as of March 31, 2007 (in thousands):

	Contractual Expiration		Total Notional/Maximum
	2007	2008	Amount	Fair Value
Written put options	$2,065	$7,545	$9,610	$268

We believe that the fair value of these contracts is a more relevant measure of the obligations because we believe the notional amount overstates the expected payout.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the Securities and Exchange Commission (SEC) are recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred  during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           The following table provides information about purchases by us during the three months ended March 31, 2007, of our Common Stock:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Program (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2007 through January 31, 2007	578,000	$0.51929	578,000	2,641,500
February 1, 2007 through February 28, 2007	0	n/a	0	2,641,500
March 1, 2007 through March 31, 2007	0	n/a	0	2,641,500
Total	578,000	$0.51929	578,000	2,641,500

(1)             In October 2005, our Board of Directors authorized a stock repurchase program under which we were authorized to repurchase up to 10 million shares of our outstanding Common Stock.

(2)             Effective April 2, 2007, our Board of Directors expanded the stock repurchase program to a total of 25 million shares. As of April 30, 2007, 17.5 million shares remained available for repurchase under the expanded repurchase program.

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

Harken Energy Corporation
(Registrant)

Date: May 8, 2007	By:	By: /s/ Anna M. Williams
Vice President-Finance and Chief Financial Officer