Form 10-Q
period 2007-06-30
HKN, Inc.
filed 2007-08-07
CIK 313478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 1-10262

HKN, INC.

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

The number of shares of Common Stock, par value $0.01 per share, outstanding as of August 1, 2007 was 9,793,814.

HKN, INC.

INDEX TO QUARTERLY REPORT

June 30, 2007

PART I – FINANCIAL INFORMATION

ITEM 1. CONDEDSED FINANCIAL STATEMENTS

HKN, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited, in thousands, except for share amounts)

	June 30,	December 31,
	2007	2006
Assets
Current Assets:
Cash and temporary investments	$25,698	$25,954
Short term investments	—	5,000
Margin deposits held by broker	1,881	710
Accounts receivable, net	4,648	7,221
Available for sale investments, current	—	1,414
Prepaid expenses and other current assets	1,095	1,290
Total Current Assets	33,322	41,589

Property and Equipment, net	52,547	51,503
Available for Sale Investments	21,731	30,324
Other Assets, net	767	1,733
	$108,367	$125,149

Liabilities and Stockholders' Equity

Current Liabilities:
Trade payables	$303	$2,208
Accrued liabilities and other	2,822	6,389
Derivative liabilities	245	536
Revenues and royalties payable	2,119	3,494
Total Current Liabilities	5,489	12,627

Asset Retirement Obligation	5,044	7,407
Deferred Tax Liability	33	—
Total Liabilities	10,566	20,034

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $160 thousand liquidation value 700,000 shares authorized; 1,600 shares outstanding	2	2
Series G2 Preferred Stock, $1.00 par value; $100 thousand liquidation value 100,000 shares authorized; 1,000 shares outstanding	1	1
Series M Preferred Stock, $1.00 par value; $5 million and $4.4 million liquidation value, respectively 50,000 shares authorized; 44,000 shares outstanding	44	44
Common stock, $0.01 par value; 325,000,000 shares authorized; 9,806,006 and 9,972,361 shares issued, respectively	98	100
Additional paid-in capital	447,193	449,218
Accumulated deficit	(359,301)	(361,028)
Accumulated other comprehensive income	9,875	18,448
Treasury stock, at cost, 12,192 and 134,308 shares held, respectively	(111)	(1,670)
Total Stockholders’ Equity	97,801	105,115
	$108,367	$125,149

The accompanying Notes to Consolidated Condensed Financial Statements are

an integral part of these Statements.

HKN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(restated)		(restated)
Revenues and other:
Oil and gas operations	$5,261	$5,279	$9,870	$14,723
Trading revenues, net	178	(40)	330	(78)
Fees, interest and other income	742	772	1,791	1,480
Total revenue	6,181	6,011	11,991	16,125
Costs and Expenses:
Oil and gas operating expenses	1,990	2,145	4,180	5,687
General and administrative expenses (including share-based compensation expense of $0, $0, $0 and $2,184)	1,224	1,201	2,310	6,312
Depreciation, depletion, amortization and accretion	1,480	2,590	3,314	6,045
Interest expense and other losses	77	28	304	383
Total costs and expenses	4,771	5,964	10,108	18,427
Income (loss) from continuing operations before income taxes	$1,410	$47	$1,883	$(2,302)
Income tax expense	19	—	43	187
Income (loss) from continuing operations before minority interest	$1,391	$47	$1,840	$(2,489)
Minority interest of consolidated company	—	—	—	2,175
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$1,391	$47	$1,840	$(314)
Loss from discontinued operations, net of taxes	—	(604)	—	(1,220)
Cumulative effect of a change in accounting principle	—	—	—	(868)
Net income (loss)	$1,391	$(557)	$1,840	$(2,402)
Modification and payment of preferred stock dividends	(64)	(68)	(113)	(1,272)
Net income (loss) attributed to common stock	$1,327	$(625)	$1,727	$(3,674)
Basic net income (loss) per common share:
Net income (loss) per common share from continuing operations before cumulative effect of change in accounting principle	$0.14	$0.00	$0.18	$(0.16)
Discontinued operations	0.00	(0.06)	0.00	(0.12)
Cumulative effect of change in accounting principle	0.00	0.00	0.00	(0.09)
Net income (loss) per common share	$0.14	$(0.06)	$0.18	$(0.37)
Weighted average common shares outstanding	9,802,247	9,966,558	9,808,007	9,973,377
Diluted income (loss) per common share:
Net income (loss) per common share from continuing operations before cumulative effect of change in accounting principle	$0.14	$0.00	$0.18	$(0.16)
Discontinued operations	0.00	(0.06)	0.00	(0.12)
Cumulative effect of change in accounting principle	0.00	0.00	0.00	(0.09)
Net income (loss) per common share	$0.14	$(0.06)	$0.18	$(0.37)
Weighted average common shares outstanding	10,135,076	9,966,558	9,808,007	9,973,377

The accompanying Notes to Consolidated Condensed Financial Statements are
an integral part of these Statements.

HKN, INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

								Accumulated
					Additional			Other
	Preferred Stock			Common	Paid-In	Treasury	Accumulated	Comprehensive
	G1	G2	M	Stock	Capital	Stock	Deficit	Income	Total

Balance, December 31, 2006	$2	$1	$44	$100	$449,218	$(1,670)	$(361,028)	$18,448	$105,115

Accrual of preferred stock dividends	—	—	—	—	—	—	(98)	—	(98)
Issuance of preferred stock dividends	—	—	—	—	1	—	(15)	—	(14)
Reverse stock split	—	—	—	—	(8)	—	—	—	(8)
Treasury stock repurchase	—	—	—	—	—	(461)	—	—	(461)
Treasury stock retirements	—	—	—	(2)	(2,018)	2,020	—	—	—
Comprehensive income (loss):
Net income	—	—	—	—	—	—	1,840	—
Unrealized holding loss on available for sale investments								(9,426)
Reclassification of holding loss on available for sale investment into earnings								207
Unrealized foreign currency gain								646
Total comprehensive income (loss)									(6,733)
Balance, June 30, 2007	$2	$1	$44	$98	$447,193	$(111)	$(359,301)	$9,875	$97,801

The accompanying Notes to Consolidated Condensed Financial Statements

are an integral part of these Statements.

HKN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2007	2006
		(restated)
Cash flows from operating activities:
Net income (loss)	$1,840	$(2,402)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	3,314	6,045
Realized loss on available for sale investments	91	—
Unrealized loss on derivative instruments	93	—
Realized gain on derivative instruments	(513)	—
Minority interest	—	(2,175)
Share-based compensation	—	2,184
Cumulative effect of a change in accounting principle	—	868
Loss from discontinued operations	—	1,220
Other	59	270
Change in operating assets and liabilities:
Decrease (increase) in trading securities	5,000	(4,976)
Decrease in accounts receivable and other	2,688	3,209
Increase in margin deposits posted with brokers	(1,171)	—
Decrease in trade payables and other	(6,322)	(3,631)
Net cash provided by operating activities	5,079	612

Cash flows from investing activities:
Capital expenditures, net	(6,121)	(12,061)
Cash received from redemption of IBA preferred shares	—	7,500
Sales of available for sale investments	1,530	16
Deconsolidation of Global plc	—	(4,282)
Purchases of available for sale investments	(186)	—
Net cash used in investing activities	(4,777)	(8,827)

Cash flows from financing activities:
Preferred stock dividend payments	(88)	(88)
Proceeds from issuance of common stock, net	—	42
Cash paid for partial shares in reverse stock split	(9)	—
Treasury shares purchased	(461)	(903)
Net cash used in financing activities	(558)	(949)

Net decrease in cash and temporary investments	(256)	(9,164)
Cash and temporary investments at beginning of period	25,954	22,482
Cash and temporary investments at end of period	$25,698	$13,318

The accompanying Notes to Consolidated Condensed Financial Statements

are an integral part of these Statements.

HKN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2007 and 2006

(Unaudited)

(1)                                 BASIS OF PRESENTATION

Our accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to prevent the information presented from being misleading. In our opinion, these financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2007 and December 31, 2006 and the results of our operations and changes in our cash flows for all periods presented as of June 30, 2007 and 2006. The December 31, 2006 consolidated condensed balance sheet information is derived from audited financial statements. All adjustments represent normal recurring items. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform with the 2007 presentation.

The consolidated condensed financial statements retroactively reflect the effect of the one-for-22.4 reverse stock split which was effective in June 2007. Accordingly, all disclosures involving the number of shares of our common stock outstanding, issued or to be issued, such as with a transaction involving our common stock, and all per share amounts, retroactively reflect the impact of the reverse stock split.

The consolidated condensed statements of operations for the three and six month periods ended June 30, 2006 were restated in the prior year to reflect the impact of an unrecorded payout adjustment on the 14589 #2 well in our operated Lake Raccourci Field in Louisiana.  In 2006, we recorded the net of tax impact of the adjustment, which amounted to losses of $11 thousand and $86 thousand for the three and six month periods ended June 30, 2006, respectively. The impact of these adjustments was not significant to our operating results, trends, or liquidity for the annual or quarterly period in the prior year.  Please see Note 11 – Commitments and Contingencies for further discussion related to this payout contingency.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from these estimates. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation – The consolidated condensed financial statements include the accounts of all companies that we, through our direct or indirect ownership or shareholding, were provided the ability to control the operating policies and procedures. As previously reported, during the second quarter of 2006, we deconsolidated Global Energy Development Plc (“Global”) from our consolidated condensed financial statements. Under U.S. GAAP we reflected the deconsolidation prospectively. We have provided an unaudited pro-forma condensed consolidated results of operations for the six months ended June 30, 2006 giving effect to the deconsolidation of Global’s operations as if it had been effective for this period. See Note 2 – Investment in

Global for further discussion.

Comprehensive Income (Loss) – Comprehensive income (loss) includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Our total comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net income (loss)	$1,391	$(557)	$1,840	$(2,402)
Foreign currency translation adjustment on investment	485	3,843	646	3,843
Reclassification of holding loss on available for sale investments into earnings	—	—	207	—
Unrealized gain (loss) on investment	(1,044)	28,397	(9,426)	28,397
Total comprehensive income (loss)	$832	$31,683	$(6,733)	$29,838

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

(2)                                 INVESTMENT IN GLOBAL

Deconsolidation of Global - At June 30, 2007 and December 31, 2006, we owned approximately 34% of Global’s ordinary shares. We deconsolidated Global from our consolidated condensed financial statements during the second quarter of 2006. Under U.S. GAAP, we were required to reflect this deconsolidation prospectively. As a result of this treatment, Global’s operations for the three months ended March 31, 2006 are still included in our financial statements in 2006. We account for our Global shares as an available-for-sale cost method investment. We recognize dividend income and our investment in Global is adjusted to fair value every quarterly period with an offset to other comprehensive income in stockholders’ equity.

At June 30, 2007 and December 31, 2006, our investment in Global was equal to the market value of our 11.9 million shares of Global’s common stock as follows:

	June 30,	December 31,
	2007	2006

Shares of Global Stock held by HKN	11,893,463	11,893,463
Closing Price of Global Stock	£0.85	£1.21
Foreign Currency Exchange Rate	2.0063	1.9586
Market Value of Investment in Global	$20,282,577	$28,186,389

The foreign currency translation adjustment of $497 thousand and the unrealized loss on investment of $8.4 million for these changes in market value between the two periods are recorded to other comprehensive income in stockholders’ equity at June 30, 2007.

Pro Forma Information – The following unaudited pro forma combined condensed statement of operations for the six months ended June 30, 2006 gives effect to the deconsolidation of Global’s operations as if it had been effective for this period. The combined condensed statement of operations for the six months ended June 30, 2007 is presented as reported. The results of operations for the three months ended June 30, 2006 and 2007 did not contain any results of operations for Global. The unaudited pro forma data is presented for illustrative purposes only. To arrive at our pro forma combined condensed statement of operations for the period presented, we removed Global’s historical results of operations at their previously-reported values and adjusted the amounts which would have been reported if Global was a cost-method investment at the time.

HKN, INC.

PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2007	2006
		(restated)
Revenues and other:
Oil and gas operations	$9,870	$10,980
Trading revenues, net	330	(78)
Fees, interest and other income	1,791	1,426
	11,991	12,328
Costs and Expenses:
Oil and gas operating expenses	4,180	4,427
General and administrative expenses	2,310	2,939
Depreciation, depletion, amortization and accretion	3,314	4,975
Interest expense and other losses	304	57
	10,108	12,398
Net income (loss) before income taxes	$1,883	$(70)
Income tax expense	43	—
Net income (loss) from continuing operations	$1,840	$(70)
Loss from discontinued operations, net of taxes	—	(1,220)
Net income (loss)	$1,840	$(1,290)
Modification and payment of preferred stock dividends	(113)	(1,272)
Net income / (loss) attributed to common stock	$1,727	$(2,562)
Basic and diluted net income /(loss) per common share:
Net income / (loss) per common share	$0.18	$(0.26)
Weighted average common shares outstanding	9,808,007	9,973,377

(3)                                 INVESTMENTS

Investment in Spitfire Energy, Ltd. - In December 2006, we acquired 2.6 million common shares and 1.3 million warrants to acquire common shares of Spitfire Energy, Ltd. (“Spitfire”) through a private placement for investment purposes at a total cost of $2.3 million.  Through June 30, 2007, we continued purchasing shares of Spitfire common stock in the market by acquiring 307 thousand shares at a total cost of $212 thousand. At June 30, 2007 and December 31, 2006, our common share holdings represented approximately 9.9% and 8.9%, respectively, of the currently outstanding Spitfire common shares (approximately 14% and 13% assuming exercise of the warrants).  We are accounting for our Spitfire common shares as an available-for-sale cost method investment. Our investment in Spitfire is adjusted to its estimated fair value every quarterly period with an offset to Other comprehensive income in stockholders’ equity.

Subsequent Event – Additional Investment in Spitfire - In July 2007, we reached an agreement to acquire an additional 8 million common shares of Spitfire through a private placement for investment purposes at $0.50 (Canadian Dollars) per share.  This investment is contingent on necessary approvals being satisfied on or before August 29, 2007 with regard to all of the agreed upon terms of the private placement.  If completed, this purchase of shares will increase our current ownership of Spitfire to 10,906,500 shares.  Subsequent to the issuance of the common shares, our common share holdings would represent in excess of 20% of the outstanding Spitfire common shares.  In conjunction with this private placement, Spitfire has agreed, subject to regulatory approval, to extend the expiry date of the warrants held by us to August 1, 2010 upon closing of this private placement.

Summary of Investments –During the three and six months ended June 30, 2007, we recorded the following unrealized gains and losses and foreign currency translation adjustments on our available-for-sale investments which include our investment in common shares of Global and Spitfire as well as our investments in common shares of other publicly traded entities to Other comprehensive income in stockholders equity (in thousands):

	Three months ended	Six months ended
	June 30, 2007	June 30, 2007
Unrealized holding loss and foreign currency translation adjustment on Global investment	$(345)	$(7,905)
Unrealized holding loss and foreign currency translation adjustment on Spitfire investment	(214)	(875)
Unrealized holding loss on other equity investments reclassified to earnings	—	207
Total unrealized losses on available for sale investments	$(559)	$(8,573)

The estimated fair value of our available-for-sale investments were as follows (in thousands):

	June 30, 2007	December 31, 2006
Investment in common shares of Global, non-current	$20,282	$28,187
Investment in common shares of Spitfire, non current	1,449	2,137
Investments in other equity securities, current	—	1,414
	$21,731	$31,738

(4)                                 PROPERTY AND EQUIPMENT

A summary of property and equipment follows (in thousands):

	June 30,	December 31,
	2007	2006
Unevaluated oil and gas properties:
Unevaluated North American properties	$2,597	$1,958
Unevaluated Coal Bed Methane prospects	4,793	3,887

Evaluated North American oil and gas properties	184,876	182,358
Facilities and other property	1,754	10,187
Less accumulated depreciation, depletion and amortization	(141,473)	(146,887)
	$52,547	$51,503

(5)                                 ASSET RETIREMENT OBLIGATION

We recognize the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. A summary of our assets with required asset retirement obligations as of June 30, 2007 is as follows (in thousands):

Asset Category	Asset Retirement Obligation Liability	Estimated Life
North American oil and gas producing properties	$3,661	0 to 20.8 years
North American facilities and other property	1,383	3.5 to 27.5 years
	$5,044

The following table describes all changes to our asset retirement obligation liability during the six months ended June 30, 2007 (in thousands):

Asset retirement obligation at beginning of year	$7,407
Additions	26
Disposals	(19)
Revisions of estimates	(2,575)
Accretion expense	205
Asset retirement obligation at June 30, 2007	$5,044

(6)                                 STOCKHOLDERS’ EQUITY

Reverse Stock Split – In June 2007, HKN effected a one-for-22.4 reverse stock split that has been retroactively reflected in the consolidated condensed financial statements.

Treasury Stock – At December 31, 2006, we held 134 thousand shares of treasury stock. During the six months ended June 30, 2007, we repurchased 43 thousand shares of our common stock in the open market at a cost of approximately $461 thousand pursuant to our repurchase program. During the six months ended June 30, 2007, we retired 165 thousand treasury shares. At June 30, 2007, we held 12 thousand shares of treasury stock.

The changes in the number of common and preferred shares and shares held in treasury during the six months ended June 30, 2007 are as follows:

	Number of Shares
Description	Preferred G1	Preferred G2	Preferred M	Common	Treasury
Balance at December 31, 2006	1,600	1,000	44,000	9,972,361	134,308
Common shares issued for preferred dividends	—	—	—	83	—
Partial shares repurchased in reverse split	—	—	—	(911)	—
Treasury shares retired	—	—	—	(165,527)	(165,527)
Treasury shares purchased	—	—	—	—	43,411

Balance as of June 30, 2007	1,600	1,000	44,000	9,806,006	12,192

(7)                                 DERIVATIVE INSTRUMENTS

Commodity Derivatives - We held certain commodity derivative instruments during the period which have been effective in mitigating commodity price risk associated with a portion of our future monthly natural gas and crude oil production and related cash flows. Our oil and gas operating revenues and cash flows are impacted by changes in commodity product prices, which are volatile and cannot be accurately predicted. Our objective for holding these commodity derivatives was to protect the operating revenues and cash flows related to a portion of our future natural gas sales and crude oil from the risk of significant declines in commodity prices. We did not designate any of our commodity derivatives as hedges under SFAS 133, and all of these contracts either expired or were closed during June 2007. At June 30, 2007, we had no open commodity derivatives.

The following table reflects the derivative contracts that we had open during the six months ended June 30, 2007 and their associated losses. These losses are reflected in Trading revenues in our consolidated condensed statement of operations.

					For the six months ended June 30, 2007
Commodity	Type	Volume/Day	Duration	Price	Gain (loss)
					(In thousands)
Natural Gas	Floor	70,000 mmbtu	Feb 07 - Sept 07	$5.00	$(86)
Crude Oil	Floor	6,000 bbls	Jan 07 - Jun 07	$50.00	(9)
Crude Oil	Floor	9,000 bbls	Jul 07 - Sep 07	$50.00	(32)
					$(127)

Neither we nor any of our consolidated companies hold any derivative instruments which are designated as either fair value hedges or foreign currency hedges. Settlements of our oil and gas commodity derivatives were based on the difference between fixed option prices and the New York Mercantile Exchange closing prices for each month during the life of the contracts. We monitor our crude oil and natural gas production prices compared to New York Mercantile Exchange prices to assure any commodity derivatives we may have are effective hedges in mitigating our commodity price risk.

Other derivatives – As part of our treasury activities, we engage in the active management of investment and derivative instruments in energy industry securities traded on domestic securities exchanges. We use these derivatives as a tool to enhance investment return or to minimize the risk on our energy industry portfolio. Our energy industry derivatives are presented at fair value as derivative liabilities in our consolidated condensed balance sheet at June 30, 2007. These derivatives are not designated as hedges, and we recognize gains and losses related to these positions in current earnings. For the six months ended June 30, 2007, we have included unrealized losses of $50 thousand and realized gains of $598 thousand related to these derivatives within Trading revenues.

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

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the six months ended June 30, 2007, we did not recognize any interest or penalties in our consolidated condensed statement of operations, nor did we have any interest or penalties accrued in our consolidated condensed balance sheet at June 30, 2007 relating to unrecognized tax benefits.

The tax years 2003-2006 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

(9)                                 SEGMENT INFORMATION

During the first quarter of 2007, we combined our management and administrative functions, and we no longer divide our operations into separate segments. Our exploration, development, production and acquisition efforts in the United States are managed and evaluated by us as one operation. We operate primarily through traditional ownership of mineral interests in the various states in which we operate. Our oil and gas production are sold to established purchasers and generally transported through existing and well-developed pipeline infrastructure.

(10)                          EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock. The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30, 2007 and 2006 (in thousands, except per share data):

	For the three months ended June 30, 2007			For the three months ended June 30, 2006
	Net income attributed to common stock (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount	Net loss attributed to common stock (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount
				(restated)
Basic EPS:
Income (loss) from continuing operations before cumulative effect	$1,327	9,802	$0.14	$(21)	9,967	$(0.00)
Effect of dilutive securities
Preferred stock (A)	$44	333		$—	—
Diluted earnings per share	$1,371	10,135	$0.14	$(21)	9,967	$(0.00)

	For the six months ended June 30, 2007			For the six months ended June 30, 2006
	Net income attributed to common stock (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount	Net loss attributed to common stock (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount
				(restated)
Basic EPS:
Income (loss) from continuing operations before cumulative effect	$1,727	9,808	$0.18	$(1,586)	9,973	$(0.16)
Effect of dilutive securities
Preferred stock (A)	$—	—		$—	—
Diluted earnings per share	$1,727	9,808	$0.18	$(1,586)	9,973	$(0.16)

(A) Represent dividends paid to and redemption of our Series M preferred stock for the quarter ended June 30, 2007, as this security was dilutive. All other preferred stock and warrants we have issued were antidilutive for this period. Not included in the calculation for diluted earnings per share were our warrants and preferred stock instruments outstanding during the three and six month periods ended June 30, 2006 and the six month period ended June 30, 2007. The inclusion of these instruments would have been antidilutive.

(11)                          COMMITMENTS AND CONTINGENCIES

Exxon Litigation – Exxon Mobil Corporation v. XPLOR Energy SPV-I, Inc. filed in the 17th Judicial District Court for the Parish of LaFourche, State of Louisiana; Case No. 106838.  On July 3, 2007, Exxon Mobil Corporation (“Exxon”) filed a Petition for Damages against XPLOR Energy SPV-I, Inc. (“Xplor”), alleging that Exxon is entitled to $960 thousand in interest related to an after payout working interest retained by Exxon in Xplor’s State Lease 14589 #2 well in the Lake Raccourci field.  As previously reported, in December 2006, Exxon undertook a joint interest audit of Xplor’s, accounts related to the State Lease 14589 # 2 well.   We acquired our ownership in the State Lease 14589 #2 well in the Lake Raccourci field as part of our acquisition of Xplor in 1999.  Exxon had retained certain override and after payout interests on the State Lease 14589 #2 well pursuant to a 1995 Farmout Agreement and a 1998 Sublease Agreement with Xplor.

On January 2, 2007, we received from Exxon a letter setting forth the conclusions of the joint interest audit conducted by Exxon. Pursuant to the audit report, Exxon reported an underpayment of approximately $5.1 million related to the increased after-payout additional royalties and net revenues (including interest) in the well on the assumption that Exxon would elect to convert a portion of its override to an after payout working interest. We, as operator of the properties in question, retained our own outside accounting expert to conduct a separate joint interest audit of this matter. With the exception of minor interest calculations, our retained joint interest auditor verified the amounts of Exxon’s claim. We also retained a Louisiana law firm to conduct a legal analysis of the Exxon audit claim. All reviews conclude that neither we nor our co-lessees provided a formal written notice of payout to Exxon at the time that payout on the State Lease 14589 #2 well occurred (September 2000) or made payment for the corresponding increase in after payout net revenues and royalties due to Exxon.  It is yet to be determined, however, whether Exxon knew or should have known of the payout at that time.

In a letter dated April 17, 2007, Exxon formally notified us of its election to convert a portion of its override to an after-payout working interest.  In its letter Exxon acknowledges receipt of payment from us and the other working interest owners in the amount of $1.4 million representing escalated royalties from payout through November 2006.  Exxon claimed a net balance due of $4.1 million (including interest) and demanded payment thereof within 30 days. Of that amount, our working interest share of the claim was approximately $1.7 million (including interest), with the other working interest owners of the well sharing their respective responsibility for the remaining balance. During May 2007, we, subject to a reservation of rights, remitted payments in the total amount of $3.0 million constituting the remaining principal amount alleged by Exxon to be due.  All of the working interest owners in the State Lease 14589 #2 well have paid their proportionate share of the payments remitted to Exxon.

We intend to vigorously defend Exxon’s claims for additional monies, and to seek recoupment of any monies not due. In the event we do not prevail in our defense of Exxon’s claims for additional monies, we have accrued funds that we estimate sufficient for our proportionate share of any amounts that may become due.  Further, our outside attorneys have established support for us to collect the interest owners’ share of the interest claim either through cash calls, or failing that, offset rights from future production on the State Lease 14589 #2 well and other Lake Raccourci wells, if necessary. While the ultimate result of this dispute remains uncertain, we estimate that the ultimate obligation to Exxon could range from zero to an estimated maximum of $960 thousand. As a result, we believe the result will not have a material impact on our financial results.

Flohr Litigation – Thomas M. Flohr d/b/a Emerging Markets Group v. International Business Associates Ltd. et al; Case No. 07 CV 2920 filed in the United States District Court for the Southern District of New York.

In April 2007, Thomas M. Flohr d/b/a Emerging Markets Group (the “Plaintiff”) filed a complaint with the U.S. District Court in New York naming International Business Associates, Ltd. as First Defendant (“IBA”); International Business Associates Holdings Co., Ltd., our wholly owned subsidiary and others as Second Defendants; and us as a Third Defendant. In his complaint the Plaintiff alleged that all of the named Defendants are jointly and severally liable for damages that Plaintiff alleged are owed by the Defendants in relation to an August 10, 2004 fee agreement by and between the Plaintiff and Defendant IBA. The Plaintiff asserted damages in the principal amount of $176 thousand and demanded interest thereon in the amount of $18 thousand. We filed our response to the Plaintiff’s complaint seeking dismissal of this action on various grounds.  On June 13, 2007, the judge presiding over the dispute dismissed the Plaintiff’s claim without prejudice to re-filing based on the mandatory arbitration clause contained in the fee agreement.

On June 23, 2007, we received a notice of dispute from the Plaintiff advising that Plaintiff intended to pursue resolution of this matter through arbitration.  We dispute these allegations and intend to vigorously defend against the claims. While the ultimate result of this dispute remains uncertain, we believe the result will not have a material impact on our financial results.

Operational Contingencies -- The exploration, development and production of oil and gas assets are subject to various, federal and state laws and regulations designed to protect the environment. Compliance with these regulations is part of our day-to-day operating procedures. Infrequently, accidental discharge of such materials as oil, natural gas or drilling fluids can occur and such accidents can require material expenditures to correct. We maintain levels of insurance we believe to be customary in the industry to limit its financial exposure. We are unaware of any material capital expenditures required for environmental control during this fiscal year.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

The following discussion is intended to assist you in understanding our business and the results of our operations.  It should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2006. Certain statements made in our discussion may be forward looking.  Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. These risks, uncertainties, and other factors include, among others, the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission, as well as other risks described in this Quarterly Report.  Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing HKN, Inc. and its consolidated companies on a consolidated basis.

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

We also have an investment in Spitfire Energy, Ltd. (“Spitfire”), a junior oil and gas exploration company in Canada, through our ownership of approximately 9.9% of Spitfire’s ordinary shares. We account for our investment in Spitfire as a cost method investment.

The consolidated condensed financial statements retroactively reflect the effect of the one-for-22.4 reverse stock split which was effective in June 2007. Accordingly, all disclosures involving the number of shares of our common stock outstanding, issued or to be issued, such as with a transaction involving our common stock, and all per share amounts, retroactively reflect the impact of the reverse stock split.

Financial Highlights

Significant financial highlights in the first six months of 2007 include the following:

•                  Profitable operations accomplished with a net income of $1.8 million.

•                  Capital expenditures of $6.1 million for development drilling on newly-acquired interests in the Creole and East Lake Verret fields as well as workover activity at Main Pass 35.

•                  Decreased depreciation, depletion and amortization rate per unit as a result of increased reserve volumes.

•                  Significant progress accomplished in the first phase of pilot wells in our Indiana-Posey coalbed methane prospect.

•                  Fair value of our Global and Spitfire shares declined in value due to overall decrease in Canadian and London markets.

•                  In June 2007, Global announced they signed a new contract covering 691,500 acres located offshore for the exploration and exploitation of hydrocarbons in the Garachine area of eastern Panama.  The contract is the first operations contract the government of Panama has signed since 1990.

•                  Non-operated production declined 41% (on a pro forma basis) compared to prior year period due to lower than anticipated non-operated well workover and drilling activity from our partners.

•                  General and administrative expenses decreased by 21% due to cost-cutting measures, on a pro forma basis.

•                  Repurchased approximately 43 thousand common shares in the market.

Gulf Coast Oil and Gas Properties

Our revenues are primarily derived from sales from our oil and gas properties. Approximately 55% of our production comes from our operated properties all located in the United States. Our revenues are a function of the oil and gas volumes produced and the prevailing commodity price at the time of production, and certain quality and transportation discounts. The commodity prices for crude oil and natural gas as well as the timing of production volumes have a significant impact on our operating income. During the six months ended June 30, 2007, our oil and gas revenues were comprised of approximately 53% oil sales and 47% natural gas sales.

As of June 30, 2007, our net domestic production rate was at approximately 6.03 million cubic feet equivalent (“MMcfe”) of natural gas per day. During the six months ending June 30, 2007, we have been actively participating in the development of our oil and gas assets.

The following field data updates the status of our operations through June 30, 2007:

New Pursuits

3D Seismic Data Purchase

During 2007, we purchased 3D Seismic Data covering approximately 2,500 square miles, representing more than 60 areas of interest throughout the Gulf Coast Region of primarily Texas and Louisiana, which is our core area of operations. We are currently loading this data onto a geophysical workstation for future interpretation; we expect this data to provide better prospect generation from both a quantitative and qualitative perspective.

Creole Field, Terrebonne Parish - Louisiana

A 15% non-operated working interest in this offshore field was acquired late in the fourth quarter 2006. The field includes a producing dual-completed well with facilities which averaged 0.66 MMcfe of natural gas per day in the second quarter of 2007.

Field development continued in the second quarter 2007 as we participated in the drilling of a third well with multiple productive horizons identified and isolated. A second well drilled in the second quarter had a platform facility set and is awaiting tie-in expected to be completed in the third quarter 2007. Multiple stacked pays in these wells indicate favorable future recompletion potential. With the completion of the third well as a dual completion (anticipated early in the third quarter 2007), all three dual-completed wells are anticipated to be on-line and producing in the third quarter of this year.

East Lake Verret, Assumption Parish – Louisiana

We have an average 5% non-operated working interest in this field. Our first development well on this project was successfully completed and placed into production in the first quarter 2007 averaging 0.74 gross MMcfe of natural gas per day. A second well was spud at year-end 2006 and was also completed in the first quarter 2007. This well encountered multiple stacked pays and was tested in the initial zone for nearly 3.5 gross MMcfe of natural gas per day and was put on production in the second quarter 2007. Due to stacked pays, favorable recompletion potential is expected in the future productive life of these wells, and recompletion efforts are planned for the third quarter 2007. Other future well locations are being evaluated in this development project.

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

On the Indiana Posey Prospect, we have funded approximately $916 thousand of a $1.28 million project for the first of two pilot well projects on the Indiana Prospect. The drilling of the first five pilot wells was completed in the second quarter of 2007. All five pilot wells were also completed during this period with production testing for pump-down and pressure monitoring begun in four of the five wells. Fracture treatment and pump equipment installation of the fifth pilot well is planned for early in the third quarter.  With all lines and facility equipment in place, pump-down for desorption has begun in all four peripheral pilot wells as of the end of the second quarter. Under the agreement, a second pilot well project may be initiated by the funding of a second project for approximately $1.25 million. Following an extended evaluation period of the pilot wells, we will evaluate a Phase III election and funding of a development well program as contemplated by the agreements.

On the Ohio Cumberland Prospect, in December 2006, we elected to proceed and fund pilot well drilling under Phase II of the agreement.  With regard to Phase II, we made an additional $500 thousand prospect acquisition payment and intend to fund a $1.28 million project in 2007 for the first of two pilot well projects on the Cumberland Prospect.

On the Triangle Prospect Area in Ohio, the coring phase commenced in December 2006, and was completed during the first quarter of 2007. The core samples are currently being analyzed, and a core evaluation report with recommendation is currently being prepared by the Operator with in-well permeability testing and core reports anticipated during the third quarter of 2007. We may elect to proceed and fund a Phase II of pilot wells on this prospect in 2007.

Oil and Gas Production Update

Main Pass, Plaquemines Parish – Louisiana

We have a 90% operated interest in Main Pass. During the fourth quarter of 2006, recompletion, re-activation and downhole equipment wellwork was successfully completed in three producing wells. Given the success of these operations, we are continuing our efforts to access additional operations to further increase production in the field. Gross production averaged 464 barrels of oil per day for the second quarter of 2007 despite compressor engine and gas lift line repairs. We continue our geological and geophysical study in the area, utilizing our license to 21 square miles of 3D seismic data, covering the area held by production leases.

Branville Bay Field, Plaquemines Parish – Louisiana

We hold a 12.5% non-operated working interest in this two-well offshore field. Second quarter 2007 production averaged approximately 1.0 gross MMcfe of natural gas per day despite the installation of gas lift equipment to address decline issues and enhance production. Current production for the two gas-lifted wells is now 2.4 gross MMcfe.

Lapeyrouse Field, Terrebonne Parish – Louisiana

We hold an average non-operated working interest of approximately 18.26 % in the production from nine wells in this field. Current gross field production is averaging approximately 5.9 MMcfe of natural gas per day.  In the second quarter, the operator of this field changed.  The new operator has begun diagnostic efforts to return shut-in wells to production via a recompletion and facility installation.

Point-au-Fer Field, Terrebonne Parish – Louisiana

We own a 12.5% non-operated working interest in this approximate 56 square mile area. Gross production for this field is approximately 2.25 MMcfe of natural gas per day. Currently, pressure testing is being performed to help evaluate future development work in this field. Several prospects have been identified in the area, and we expect to have additional drilling and workover activity during 2007.

Allen Ranch Field, Colorado County – Texas

We own an 11.25% non-operated working interest in this area. Gross production for this field  averaged 2.4 MMcfe of natural gas per day in the first quarter 2007 primarily from the  initial well, the Hancock Gas Unit # 1 which is the only well currently producing from the field. After demonstrating significant commercial production in several horizons, the Hancock Gas Unit #2 was damaged in the course of a remedial workover. Remedial activity to remove debris was performed in the first quarter 2007 and mechanical failures were determined. Options, including side-track or well replacement, are currently being evaluated to recommence production from this well. Despite this setback, we continue to be aggressive in further developing this field. As planned, the first of two field extension wells were drilled in the second quarter 2007, with completion planned for early in the third quarter 2007.  A second extension well is expected later this year.

Point-a-la-Hache Field, Plaquemines Parish – Louisiana

 We maintain a 25% operated working interest in one producing well in this field. Average gross production for the second quarter of 2007 was 0.3 MMcfe as the well awaited produced water disposal conversion and facilities installation.  The conversion of a shut-in well to water injection with facilities was completed in the second quarter of 2007, and uninterrupted production began. Current production has increased to 0.7 MMcfe.

Lake Raccourci Field, Lafourche Parish – Louisiana

We hold an average 40% operated working interest in each of our Lake Raccourci wells. Gross production for this field averaged 4.9 MMcfe of natural gas per day in the second quarter of 2007 as gas lift repair efforts late in the second quarter proved successful in returning the major oil producing well back to uninterrupted production.  Current gross field production is 5.5 MMcfe.  We are presently seeking industry partners to drill a field extension well.

INVESTMENT ACTIVITIES

During the six months ended June 30, 2007, through our treasury activities, we engaged in the active management of investments in energy industry securities traded on domestic securities exchanges. As a result of our trading activities in first six months of 2007, we realized net trading gains of $423 thousand on our closed positions on common stock investments, common stock derivatives and commodity derivatives. These were partially offset by net unrealized losses of $93 thousand on our common stock derivatives, common stock investments and commodity derivatives. Also related to these trading activities, we received net cash proceeds of $1.7 million upon entering into new trading positions during the period. At June 30, 2007, we held approximately $11.9 million outstanding of notional value in exchange-traded written put positions.

Monitoring the Portfolio

We monitor our trading portfolio on a daily basis to verify that there is no market or liquidity exposure level we consider not acceptable. We recalculate our estimates of gross aggregate cash exposure on a daily basis so that total notional value outstanding and cash on hand does not exceed $15 million.  At any time though, we may reduce our portfolio exposure by selling or terminating our positions.

INVESTMENT IN GLOBAL

Deconsolidation of Global - At June 30, 2007 and December 31, 2006, we owned approximately 34% of Global’s ordinary shares. We deconsolidated Global from our consolidated condensed financial statements during the second quarter of 2006. At June 30, 2007 and December 31, 2006, our investment in Global was equal to the market value of our 11.9 million shares of Global’s common stock as follows:

	June 30,	December 31,
	2007	2006

Shares of Global Stock held by HKN	11,893,463	11,893,463
Closing Price of Global Stock	£0.85	£1.21
Foreign Currency Exchange Rate	2.0063	1.9586
Market Value of Investments in Global	$20,282,577	$28,186,389

The foreign currency translation adjustment of $497 thousand and the unrealized loss on investment of $8.4 million for these changes in market value between the two periods are recorded to other comprehensive income in stockholders’ equity at June 30, 2007.

In June 2007, Global announced they signed a new contract covering 691,500 acres located offshore for the exploration and exploitation of hydrocarbons in the Garachine area of eastern Panama.  The contract is the first operations contract the government of Panama has signed since 1990.

Pro Forma Information – The following unaudited pro forma combined condensed statement of operations for the six months ended June 30, 2006 gives effect to the deconsolidation of Global’s operations as if it had been effective for this period. The combined condensed statement of operations for the six months ended June 30, 2007 is presented as reported. The results of operations for the three months ended June 30, 2007 and 2006 do not contain any results of operations for Global. The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of future operating results. To arrive at our pro forma combined condensed statement of operations for the period presented, we removed Global’s historical results of operations at their previously-reported values and adjusted the amounts which would have been reported if Global was a cost-method investment at the time.

HKN, INC.

PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2007	2006
		(restated)
Revenues and other:
Oil and gas operations	$9,870	$10,980
Trading revenues, net	330	(78)
Fees, interest and other income	1,791	1,426
	11,991	12,328
Costs and Expenses:
Oil and gas operating expenses	4,180	4,427
General and administrative expenses	2,310	2,939
Depreciation, depletion, amortization and accretion	3,314	4,975
Interest expense and other losses	304	57
	10,108	12,398
Net income (loss) before income taxes	$1,883	$(70)
Income tax expense	43	—
Net income (loss) from continuing operations	$1,840	$(70)
Loss from discontinued operations, net of taxes	—	(1,220)
Net income (loss)	$1,840	$(1,290)
Modification and payment of preferred stock dividends	(113)	(1,272)
Net income / (loss) attributed to common stock	$1,727	$(2,562)
Basic and diluted net income /(loss) per common share:
Net income / (loss) per common share	$0.18	$(0.26)
Weighted average common shares outstanding	9,808,007	9,973,377

INVESTMENT IN SPITFIRE

In December 2006, we acquired 2.6 million common shares and 1.3 million warrants to acquire common shares of Spitfire Energy, Ltd. (“Spitfire”) through a private placement for investment purposes at a total cost of $2.3 million.  Through June 30, 2007, we continued purchasing shares of Spitfire common stock in the market by acquiring 307 thousand shares at a total cost of $212 thousand. At June 30, 2007 and December 31, 2006, our common share holdings represented approximately 9.9% and 8.9%, respectively, of the currently outstanding Spitfire common shares (approximately 14% and 13% assuming exercise of the warrants).  The fair value of our investment in Spitfire was $1.4 million and $2.1 million at June 30, 2007 and December 31, 2006, respectively.

In July 2007, we reached an agreement to acquire an additional 8 million common shares of Spitfire through a private placement for investment purposes at $0.50 (Canadian Dollars) per share.  This investment is contingent on necessary approvals being satisfied on or before August 29, 2007 with regard to all of the agreed upon terms of the private placement.  If completed, this purchase of shares will increase our current ownership of Spitfire to 10,906,500 shares.  Subsequent to the issuance of the common shares, our common share holdings would represent in excess of 20% of the outstanding Spitfire common shares.  In conjunction with this private placement, Spitfire has agreed, subject to regulatory approval, to extend the expiry date of the warrants held by us to August 1, 2010 upon closing of this private placement.

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

Full Cost Accounting Method – We account for the costs incurred in the acquisition, exploration and development of oil and gas reserves using the full cost accounting method. Under full cost accounting rules, the net capitalized costs of evaluated oil and gas properties shall not exceed an amount equal to the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, including the use of oil and gas prices as of the end of each quarter, after giving effect to the asset retirement obligation.

Fair Value of Financial Instruments - Investments are stated at fair value as determined in good faith by management. Factors considered in valuing individual investments include, without limitation, available market prices, reported net asset values, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position and operating results, and other pertinent information.

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

Fair Value of Derivatives - Fair values of our exchange-traded derivatives are generally determined from quoted market prices. We currently do not hold any over the counter derivatives that would be valued using valuation models. The end of day price quotations obtained from the third-party broker / dealer portfolio appraisal statement are used as the primary evidence for the fair value of the financial instrument.

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

Consolidation of variable interest entities - In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the primary beneficiary of a variable interest entity’s (“VIE”) activities to consolidate the VIE. FIN 46 defines a VIE as an entity in which the equity investors do not have substantive voting rights and there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is the party that absorbs a majority of the expected losses and/or receives a majority of the expected residual returns of the VIE’s activities. In December 2003, the FASB issued FIN 46(R), which supercedes and amends certain provisions of FIN 46. While FIN 46(R) retained many of the concepts and provisions of FIN 46, it also provides additional guidance related to the application of FIN 46, provides for certain additional scope exceptions, and incorporates several FASB Staff Positions issued related to the application of FIN 46.

As of June 30, 2007, we owned less than a majority of the common shares of Global and did not possess the legal power to direct the operating policies and procedures of Global through our direct ownership, combined with the ownership by Lyford Investments Enterprises Ltd. (“Lyford”) in Global shares. In addition, we have concluded that Global was not a VIE at June 30, 2007 as contemplated by FIN 46(R).

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

PRO FORMA RESULTS OF OPERATIONS

For the purposes of discussion and analysis, we present a summary of our consolidated condensed results of operations followed by a more detailed discussion and analysis of our operations. The results of operations for the six months ended June 30, 2006 are presented on a pro forma basis. The pro forma results are representative of what our earnings would have been if Global were deconsolidated from our results of operations during the period presented.

Consolidated Condensed Statement of Operations Comparisons

The primary components of our net income for the periods ended June 30, 2007 compared to the net loss for the periods ended June 30, 2006 are outlined in the table below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Oil and gas operating profit (1)	$3,271	$3,134	4%	$5,690	$6,553	(13)%
Gas sales revenues	$2,509	$2,422	4%	$4,598	$6,084	(24)%
Gas production (mcf)	256,603	402,035	(36)%	548,516	809,789	(32)%
Gas price per mcf	$9.78	$6.02	62%	$8.38	$7.51	12%
Oil sales revenues	$2,752	$2,857	(4)%	$5,272	$4,896	8%
Oil production (bbls)	40,670	42,109	(3)%	85,381	76,035	12%
Oil price per bbl	$67.67	$67.85	(0)%	$61.75	$64.39	(4)%
Trading revenues	$178	$(40)	545%	$330	$(78)	523%
Other revenues, net	$742	$772	(4)%	$1,791	$1,426	26%
General and administrative expenses, net	$1,224	$1,201	2%	$2,310	$2,939	(21)%
Depreciation, depletion, amortization and accretion	$1,480	$2,590	(43)%	$3,314	$4,975	(33)%
Interest expense and other losses	$77	$28	175%	$304	$57	433%
Income tax expense	$19	$—	100%	$43	$—	100%
Net income (loss) from continuing operations	$1,391	$47	2860%	$1,840	$(70)	2729%
Net income (loss) attributed to common stock	$1,327	$(625)	312%	$1,727	$(2,562)	167%
Net income (loss) per common share:
Basic	$0.14	$(0.06)	316%	$0.18	$(0.26)	169%
Diluted	$0.14	$(0.06)	316%	$0.18	$(0.26)	169%

(1)                Oil and gas operating profit is calculated as oil and gas revenues less oil and gas operating expenses.

Oil and Gas Revenues and Oil and Gas Expenses for the Quarterly Period Ended June 30, 2007 Compared to June 30, 2006

Our oil and gas revenues are generated from operations in onshore and offshore areas of the Texas and Louisiana Gulf Coast. During the second quarter 2007, our oil and gas revenues were relatively flat at $5.3 million for both periods.  Although production decreased from our non-operated properties as compared to the prior year period, increases in the natural gas prices received mostly offset these losses.

Our natural gas revenues increased 4% to approximately $2.5 million during second quarter 2007 as compared to $2.4 million during second quarter 2006. The prices realized for natural gas sales rose from $6.02 per mcf in the prior year period to $9.78 per mcf during the second quarter 2007. The 36% decrease in our sales volume was attributed to low drilling, workover and recompletion activity in our non-operated properties at Allen Ranch, Lapeyrouse and Raymondville fields during the second quarter 2007. We expect to see these activities increase over the last half of 2007.

Our oil revenues decreased 4% to approximately $2.8 million during second quarter 2007 from approximately $2.9 million during second quarter 2006. We realized a slight decrease in oil prices received, dropping from an average of $67.85 per barrel in second quarter 2006 to $67.67 per barrel in the second quarter 2007. Decreases in our oil production were due to the loss of production on properties sold at auction during the third quarter of 2006. When removing the impact of these sold wells, oil production actually increased 7% over the prior year.

Our oil and gas operating expense decreased 7%, from approximately $2.1 million during second quarter 2006 to $2.0 million during second quarter 2007.  The per-unit operating expense rates increased slightly from $3.28 per Mcfe in second quarter 2006 to $3.98 per Mcfe in second quarter 2007 primarily due to demand-driven price increases for oilfield services and equipment associated with increased oilfield activity (particularly in offshore Louisiana) as well as decreases in our gas production.

Trade Revenues, net

As a result of our trading activities of investments in energy industry securities during the second quarter 2007, we realized net trading gains of $277 thousand on our closed positions on common stock investments, common stock derivatives and commodity derivatives. These were offset by $97 thousand of net unrealized losses on our common stock derivatives, common stock investments and commodity derivatives. We had losses on commodity derivatives of $40 thousand during the second quarter of 2006.

Fees, Interest and Other Income, net

Fees, interest and other income decreased from $772 thousand during second quarter 2006 to $742 thousand during second quarter 2007, primarily due to decreases in interest income received due to lower cash balances on hand as a result of funds being invested in trading activities during the 2007 period.

General and Administrative Expense

General and administrative expenses were relatively flat at $1.2 million for both periods.

Depreciation, Depletion, Amortization and Accretion Expense

Depreciation, depletion, amortization and accretion (DD&A) expense decreased during second quarter 2007 as compared to second quarter 2006 due to decreased depletion rates for our oil and gas properties due primarily as a result of added reserve volumes at year-end 2006.  Depletion on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.  In second quarter 2007, our average DD&A rate decreased 28% to $2.66 per mcfe as compared to $3.69 per mcfe in second quarter 2006 due to increased reserve volumes added during the period as a result of our drilling efforts.

Other Losses

Other losses totaled $77 thousand during second quarter 2007 primarily related to the decline in the estimated fair value of the 1.3 million warrants we hold on common shares of Spitfire. We account for these Spitfire warrants as derivatives in accordance with SFAS 133 and recognize the change in estimated fair value of the warrants in earnings in our consolidated condensed statement of operations each quarter.

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

Accruals of dividends related to preferred stock for each of the three months ended June 30, 2007 and 2006 are as follows:

	2007	2006
Series G1	$3,200	$3,000
Series G2	2,000	2,000
Series M	44,000	45,000
Total	$49,200	$50,000

During the second quarter of 2007, we also recorded a charge related to the payments of dividends on our three classes of preferred stock of $15 thousand.  During the second quarter of 2006, we recorded a similar charge of $18 thousand.  These charges are due to taxes paid on these dividend payments.

Oil and Gas Revenues and Oil and Gas Expenses for the Six Month Period Ended June 30, 2007 Compared to June 30, 2006

During the first half of 2007, our oil and gas revenues decreased 10% to approximately $9.9 million compared to $11.0 million for the first half of 2006 primarily due to the decrease in our natural gas sales volumes from our non-operated properties as compared to the prior year period.  The drop in production was partially offset by an increase in the prices realized per mcfe which increased from $8.67 to $9.30.

Our natural gas revenues decreased 24% to approximately $4.6 million during the first six months of 2007 as compared to $6.1 million during the same period in 2006. The prices realized for natural gas sales increased from $7.51 per mcf in the prior year period to $8.38 per mcf during the first half of 2007. Our gas production fell by approximately 32% when compared to the first six months of the prior year.  The decrease in our sales volume can be attributed to low drilling, workover and recompletion activity in our non-operated properties at Allen Ranch, Lapeyrouse and Raymondville fields during the first half of 2007.  We expect these activities to pick back up during the second half of 2007.

Our oil revenues increased 8% to approximately $5.3 million during the 2007 period, up from approximately $4.9 million during the same period in 2006. After completing tubing and gas lift valve replacements in early 2007 on certain of our Main Pass 35 wells, we experienced a 12% increase in oil production during the 2007 period when compared to the same period of 2006.  When adjusted for prior year volumes related to properties sold during the third quarter of 2006, oil production actually increased 26% during the 2007 period.  We realized a decrease in oil prices received of 4%, with prices averaging $64.39 per barrel in the first half of 2006 compared to $61.75 per barrel in the first half of 2007.

Our oil and gas operating expense remained relatively flat at approximately $4.2 million during the six months ended June 30, 2007 and $4.4 million during the same period of 2006.  The per-unit operating expense rates increased from $3.50 per Mcfe in first half of 2006 to $3.94 Mcfe in the 2007 period primarily due to demand-driven price increases for oilfield services and equipment associated with increased oilfield activity (particularly in offshore Louisiana) and increased production.

Trade Revenues, net

As a result of our trading activities of investments in energy industry securities during the first half of 2007, we realized net trading gains of $423 thousand on our closed positions on common stock investments, common stock derivatives and commodity derivatives. These were partially offset by $93 thousand of net unrealized losses on our common stock derivatives, common stock investments and commodity derivatives. We had losses on commodity derivatives of $78 thousand during the first half of 2006.

Fees, Interest and Other Income, net

Fees, interest and other income increased from $1.4 million during the 2006 period to $1.8 million during the 2007 period, primarily due to approximately $953 thousand of facility processing fees in the first six months of 2007 at our Main Pass 35 facility in offshore Louisiana for increased tariff rates and third-party volumes through our facility as compared to $613 thousand of Main Pass processing fees in the same period of 2006.

General and Administrative Expense

General and administrative expenses decreased 21% to $2.3 million during the first half of 2007 as compared to $2.9 million in the first half of 2006. This significant reduction was primarily due to a reduction in consultant fees and a reduction in accounting and audit fees for external reporting and Sarbanes-Oxley regulatory costs.

Depreciation, Depletion, Amortization and Accretion Expense

DD&A expense decreased during the 2007 period as compared to 2006 due to decreased depletion rates for our oil and gas properties as a result of increased reserve volumes at year-end 2006.  Depletion on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.  In the first six months of 2007, our average DD&A rate decreased 23% to $2.81 per mcfe as compared to $3.65 per mcfe in first six months of 2006.

Other Losses

Other losses totaled $304 thousand during the first half of 2007 primarily due to the decline in the estimated fair value of the 1.3 million warrants we hold to acquire common shares of Spitfire.

Preferred Stock Dividends

Accruals of dividends related to preferred stock for each of the six months ended June 30, 2007 and 2006 are as follows:

	2007	2006
Series G1	$6,400	$7,000
Series G2	4,000	5,000
Series M	88,000	95,000
Total	$98,400	$107,000

Additionally, during the first quarter of 2006, after we renegotiated terms of the Series M Preferred and common stock warrants held by holders of our Series M Preferred and Series L Preferred, we recorded a charge of $1.1 million as a preferred stock dividend against earnings to arrive at Net loss attributable to common shareholders in the Consolidated Statement of Operations in the 2006 period.  We had no similar transactions during the 2007 period.

We also recorded charges of $15 thousand and $18 thousand, respectively, during the six months ended June 30, 2007 and 2006 related to taxes paid on the payment of our preferred stock dividends.

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

(Thousands of dollars)	June 30, 2007	December 31, 2006

Current ratio	6.07 to 1	3.29 to 1
Working capital	$27,833	$28,962
Total debt	$—	$—
Total cash and marketable securities less debt	$25,698	$30,954
Stockholders’ equity	$97,801	$105,115
Total liabilities to equity	0.11 to 1	0.19 to 1

Working capital is the difference between current assets and current liabilities.

We may seek to raise financing through the issuance of debt, equity and convertible debt instruments, if needed, for utilization for acquisition, development or investment opportunities as they arise. We may reduce our ownership interest in Global’s common shares through strategic sales under certain conditions.

At June 30, 2007, if our remaining convertible preferred stock and common stock purchase warrants were exercised and/or converted, we would be required to issue the following amounts of our common stock:

Instrument	Conversion / Exercise Price (a)	Shares of Common Stock Issuable at June 30, 2007
Series M Preferred	$13.22	332,829
Series G1 Preferred	$280.00	571
Series G2 Preferred	$67.20	1,488
Series L Warrants	$15.01	142,091
Series M Warrants	$12.77	189,999
Common Stock Potentially Issued Upon Conversion / Exercise		666,978

(a) Certain conversion and exercise prices are subject to adjustment under certain circumstances and have been adjusted for our 1-for -22.4 reverse stock split.

Significant Ownership of our Stock

As of June 30, 2007, Lyford  beneficially owned approximately 30% of the combined voting power of our common stock.  Lyford is in a position to exercise significant influence over the election of our board of directors and other matters.

Cash Flows

Net cash flow provided by operating activities during the six months ended June 30, 2007 was $5.1 million, as compared to cash provided of $612 thousand in same period of 2006. The increase in cash flow from operations during the period in 2007 when compared with the prior year period was associated with the investment of  $5.0 million in short-term investments during the 2006 period as opposed to the redemption of $5 million in short-term investments during the 2007 period. We also posted approximately $1.2 million as restricted cash on margin deposits related to our trading activities and had a net decrease in trade payables during the second quarter 2007. Our cash and marketable securities on hand at June 30, 2007 totaled approximately $25.7 million.

Net cash used in financing activities during the first half of 2007 totaled approximately $558 thousand due primarily to the purchase of approximately 43 thousand shares of our common stock and the payment of our Series M preferred dividends. Net cash used in investing activities during the first half of 2007 totaled approximately $4.8 million and was primarily comprised of approximately $6.1 million in capital expenditures offset by approximately $1.5 million received from the proceeds from the sale of certain of our available for sale investments during first quarter 2007.

Obligations and Commitments

Oil, Natural Gas and Coalbed Methane Commitments – During the six months ended June 30, 2007, we expended approximately $6.1 million of capital expenditures for our oil, gas and coalbed methane properties. The majority of these capital expenditures were associated with the development of our interests in the Creole field in Cameron Parish, Louisiana, the East Lake Verret field in Assumption Parish, Louisiana, the Allen Ranch field in Colorado County, Texas and workovers at Main Pass field, as well as continuing additions associated with our coalbed methane projects. We expect to fund the remaining 2007 capital expenditures with available cash on hand and through projected cash flow from operations in 2007. Possible weakening commodity prices, a decline in drilling success or substantial delays in bringing on production from wells drilled could cause reduced projected 2007 expenditures.  However, our planned capital expenditures for 2007 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in us losing certain prospect acreage or reducing its interest in future development projects.

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

We recognize the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made.  At June 30, 2007, our asset retirement obligation liability totaled approximately $5.0 million.

From time to time, we provide for reserves related to contingencies when a loss is probable and the amount is reasonably estimable. In addition to the above commitments, during 2007 and afterward, government authorities under our Louisiana state leases and other North American operators may also request us to participate in the cost of drilling additional exploratory and development wells. We may fund these future expenditures at their discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on factors out of our control, such as the timing of the request, the depth of the wells and the location of the property. Our discretionary capital expenditures for 2007 will be curtailed if we do not have sufficient funds available.  If we do not have sufficient funds or otherwise choose not to participate, we may experience a delay of future cash flows from proved undeveloped oil and gas reserves. Such expenditure curtailments could also result in us losing certain prospect acreage or reducing our interest in future development projects. As of June 30, 2007, we had no material purchase obligations.

Also in addition to these contractual obligations, we have written put options which may expose us to future obligations.

Off-Balance Sheet Arrangements – As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2007, we were not involved in any unconsolidated SPE transactions. We have no off-balance sheet arrangements.

Adequacy of Capital Sources and Liquidity

We believe that we have the ability to provide for our remaining 2007 operational needs and our planned capital expenditures and investments for 2007 through projected operating cash flow, cash on hand, and our ability to raise capital. Our operating cash flow would be adversely affected by declines in oil and natural gas prices, which can be volatile.  Should projected operating cash flow decline, we may reduce our capital expenditures program and/or consider the issuance of debt, equity and convertible debt instruments, if needed, for utilization for the capital expenditure program. We may reduce our ownership interest in Global’s common shares through strategic sales under certain conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are exposed to market risks primarily as a result of changes in commodity prices.  Our derivative activities are subject to the management, direction and control of our Investment Committee (IC).  The IC is composed of our chief executive officer, the chairman of our board of directors, and one third-party consultant. Our risk management policies limit the exposure for trading investments to $20 million.

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

The following table summarizes our total potential obligations under our written derivative contracts as of June 30, 2007 (in thousands):

	Contractual Expiration		Total Notional/Maximum Amount	Fair Value
	2007	2008
Written put options	$175	$11,683	$11,858	$245

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred  during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Exxon Litigation – Exxon Mobil Corporation v. XPLOR Energy SPV-I, Inc. filed in the 17th Judicial District Court for the Parish of LaFourche, State of Louisiana; Case No. 106838.  On July 3, 2007, Exxon Mobil Corporation (“Exxon”) filed a Petition for Damages against XPLOR Energy SPV-I, Inc. (“Xplor”), alleging that Exxon is entitled to $960 thousand in interest related to an after payout working interest retained by Exxon in Xplor’s State Lease 14589 #2 well in the Lake Raccourci field.  As previously reported, in December 2006, Exxon undertook a joint interest audit of Xplor’s, accounts related to the State Lease 14589 # 2 well.   We acquired our ownership in the State Lease 14589 #2 well in the Lake Raccourci field as part of our acquisition of Xplor in 1999.  Exxon had retained certain override and after payout interests on the State Lease 14589 #2 well pursuant to a 1995 Farmout Agreement and a 1998 Sublease Agreement with Xplor.

On January 2, 2007, we received from Exxon a letter setting forth the conclusions of the joint interest audit conducted by Exxon. Pursuant to the audit report, Exxon reported an underpayment of approximately $5.1 million related to the increased after-payout additional royalties and net revenues (including interest) in the well on the assumption that Exxon would elect to convert a portion of its override to an after payout working interest. We, as operator of the properties in question, retained our own outside accounting expert to conduct a separate joint interest audit of this matter. With the exception of minor interest calculations, our retained joint interest auditor verified the amounts of Exxon’s claim. We also retained a Louisiana law firm to conduct a legal analysis of the Exxon audit claim. All reviews conclude that neither we nor our co-lessees provided a formal written notice of payout to Exxon at the time that payout on the State Lease 14589 #2 well occurred (September 2000) or made payment for the corresponding increase in after payout net revenues and royalties due to Exxon.  It is yet to be determined, however, whether Exxon knew or should have known of the payout at that time.

In a letter dated April 17, 2007, Exxon formally notified us of its election to convert a portion of its override to an after-payout working interest.  In its letter Exxon acknowledges receipt of payment from us and the other working interest owners in the amount of $1.4 million representing escalated royalties from payout through November 2006.  Exxon claimed a net balance due of $4.1 million (including interest) and demanded payment thereof within 30 days. Of that amount, our working interest share of the claim was approximately $1.7 million (including interest), with the other working interest owners of the well sharing their respective responsibility for the remaining balance. During May 2007, we, subject to a reservation of rights, remitted payments in the total amount of $3.0 million constituting the remaining principal amount alleged by Exxon to be due.  All of the working interest owners in the State Lease 14589 #2 well have paid their proportionate share of the payments remitted to Exxon.

We intend to vigorously defend Exxon’s claims for additional monies, and to seek recoupment of any monies not due. In the event we do not prevail in our defense of Exxon’s claims for additional monies, we have accrued funds that we estimate sufficient for our proportionate share of any amounts that may become due.  Further, our outside attorneys have established support for us to collect the interest owners’ share of the interest claim either through cash calls, or failing that, offset rights from future production on the State Lease 14589 #2 well and other Lake Raccourci wells, if necessary. While the ultimate result of this dispute remains uncertain, we believe the result will not have a material impact on our financial results.

 Flohr Litigation – Thomas M. Flohr d/b/a Emerging Markets Group v. International Business Associates Ltd. et al; Case No. 07 CV 2920 filed in the United States District Court for the Southern District of New York.

In April 2007, Thomas M. Flohr d/b/a Emerging Markets Group (the “Plaintiff”) filed a complaint with the U.S. District Court in New York naming International Business Associates, Ltd. as First Defendant (“IBA”); International Business Associates Holdings Co., Ltd., our wholly owned subsidiary and others as Second Defendants; and us as a Third Defendant. In his complaint the Plaintiff alleged that all of the named Defendants are jointly and severally liable for damages that Plaintiff alleged are owed by the Defendants in relation to an August 10, 2004 fee agreement by and between the Plaintiff and Defendant IBA. The Plaintiff asserted damages in the principal amount of $176 thousand and demanded interest thereon in the amount of $18 thousand. We filed our response to the Plaintiff’s complaint seeking dismissal of this action on various grounds.  On June 13, 2007, the judge presiding over the dispute dismissed the Plaintiff’s claim without prejudice to re-filing based on the mandatory arbitration clause contained in the fee agreement.

On June 23, 2007, we received a notice of dispute from the Plaintiff advising that Plaintiff intended to pursue resolution of this matter through arbitration.  We dispute these allegations and intend to vigorously defend against the claims. While the ultimate result of this dispute remains uncertain, we believe the result will not have a material impact on our financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)                                  The following table provides information about purchases by us during the three months ended June 30, 2007, of our Common Stock.  Pursuant to our one-for -22.4 reverse split which was effective in June  2007, all shares and prices per share retroactively reflect the impact of the reverse stock split.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Program (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 through April 30, 2007	5,415	$9.15	5,415	782,151
May 1, 2007 through May 31, 2007	9,357	$9.06	9,357	772,794
June 1, 2007 through June 30, 2007	2,835	$9.28	2,835	769,959
Total	17,607	$9.13	17,607	769,959

(1)          Effective April 2, 2007, our Board of Directors expanded our stock repurchase program to a total of 25 million shares.  This program was adjusted downward to 1.1 million shares as a result of our reverse stock split.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 4, 2007, HKN held its 2007 annual meeting of stockholders (the “Meeting”), pursuant to a proxy statement that it had filed with the Securities and Exchange Commission and had furnished to holders of record of the 220,372,387 outstanding shares of its Common Stock as of April 6, 2007.

At the Meeting, the stockholders voted as indicated below on the following matters:

1.                                                                                       Election of the following directors to serve until the next annual meeting of stockholders or until their successors are elected and qualified (included as Item 1 in the 2007 Proxy Statement):

	For	Withheld

Michael M. Ameen, Jr.	188,094,786	12,640,152
Mikel D. Faulkner	187,629,743	12,925,195
Dr. William J. Petty	188,143,351	12,411,587
Alan G. Quasha	188,246,901	12,308,037
H.A. Smith	188,207,950	12,346,989

This proposal passed in that all nominees received the affirmative vote of a plurality of the votes duly cast at the Meeting.

2.                                                                                       Amendment to HKN’s Restated Certificate of Incorporation to change Harken Energy Corporation’s name to HKN, Inc. (included as Item 2 in the 2007 Proxy Statement):

For	Against	Withheld

193,090,805	6,377,375	1,086,666

This proposal passed in that the holders of the majority of HKN’s outstanding shares entitled to vote thereon voted in favor of this proposal at the Meeting.

3.                                                                                       Amendment to HKN’s Restated Certificate of Incorporation to effect a one-for-twenty-two and four-tenths reverse stock split (included as Item 3 in the 2007 Proxy Statement):

For	Against	Withheld

184,574,287	15,117,554	863,097

This proposal passed in that the holders of the majority of HKN’s outstanding shares entitled to vote thereon voted in favor of this proposal at the Meeting.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit

3.1	Restated Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.1 to Harken’s Form 10-K dated February 28, 2006, File No. 1-10262, and incorporated herein by reference).

*3.2	Certificate of Amendment to Restated Certificate of Incorporation of Harken Energy Corporation dated June 4, 2007.

3.3

Amended and Restated Bylaws of Harken Energy Corporation (filed as Exhibit 3.7 to Harken’s Annual Report on Form 10-K for fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

*4.1	Form of certificate representing shares of HKN, Inc. common stock, par value $.01 per share.

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

*31.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (“S.O. Act”)

*31.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 302 of the S.O. Act

*32.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*32.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

* Filed herewith

HKN, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HKN, Inc.
(Registrant)

Date: August 7, 2007	By:	/s/ Anna M. Williams
Vice President-Finance and
Chief Financial Officer