Form 10-Q
period 2007-09-30
HKN, Inc.
filed 2007-11-06
CIK 313478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of Common Stock, par value $0.01 per share, outstanding as of November 1, 2007 was 9,793,799.

HKN, INC.

INDEX TO QUARTERLY REPORT

September 30, 2007

PART I – FINANCIAL INFORMATION

HKN, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited, in thousands, except for share amounts)

	September 30,	December 31,
	2007	2006
		(restated)
Assets
Current Assets:
Cash and temporary investments	$23,266	$25,954
Short term investments	—	5,000
Margin deposits held by broker	1,328	710
Accounts receivable, net	3,614	7,221
Available for sale investments, current	—	1,414
Prepaid expenses and other current assets	953	1,290
Total Current Assets	29,161	41,589

Property and Equipment, net	53,639	51,503
Available for Sale Investment	28,372	28,187
Investment in Spitfire, equity method	6,364	2,023
Other Assets, net	881	1,733
	$118,417	$125,035

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade payables	$398	$2,208
Accrued liabilities and other	3,178	6,389
Derivative liabilities	271	536
Revenues and royalties payable	1,365	3,494
Total Current Liabilities	5,212	12,627

Asset Retirement Obligation	5,107	7,407
Deferred Tax Liability	33	—
Preferred Stock Dividends	49	—
Total Liabilities	10,401	20,034

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $160 thousand liquidation value/700,000 shares authorized; 1,600 shares outstanding	2	2
Series G2 Preferred Stock, $1.00 par value; $100 thousand liquidation value/100,000 shares authorized; 1,000 shares outstanding	1	1
Series M Preferred Stock, $1.00 par value; $4.4 million liquidation value/50,000 shares authorized; 44,000 shares outstanding	44	44
Common stock, $0.01 par value; 325,000,000 shares authorized; 9,805,991 and 9,972,361 shares issued, respectively	98	100
Additional paid-in capital	447,559	449,218
Accumulated deficit	(358,420)	(361,028)
Accumulated other comprehensive income	18,843	18,334
Treasury stock, at cost, 12,192 and 134,308 shares held, respectively	(111)	(1,670)
Total Stockholders’ Equity	108,016	105,001
	$118,417	$125,035

The accompanying Notes to Consolidated Condensed Financial Statements are
an integral part of these Statements.

HKN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(restated)		(restated)
Revenues and other:
Domestic oil and gas operations	$5,011	$6,765	$14,881	$17,745
International oil and gas operations	—	—	—	3,743
Trading revenues, net	210	77	540	(1)
Fees, interest and other income	803	779	2,594	2,259
	6,024	7,621	18,015	23,746
Costs and Expenses:
Domestic oil and gas operating expenses	2,078	2,466	6,258	6,893
International oil and gas operating expenses	—	—	—	1,260
General and administrative expenses (including share-based compensation expense of $0, $0, $0 and $2,184)	1,372	1,337	3,682	7,649
Depreciation, depletion, amortization and accretion	1,489	2,497	4,803	8,542
Interest expense and other losses	109	36	413	419
Equity in losses of Spitfire, net	1	—	43	—
	5,049	6,336	15,199	24,763
Income (loss) from continuing operations before income taxes	$975	$1,285	$2,816	$(1,017)
Income tax expense	3	—	46	187

Income (loss) from continuing operations before minority interest	$972	$1,285	$2,770	$(1,204)
Minority interest of consolidated company	—	—	—	2,175
Income from continuing operations before cumulative effect of change in accounting principle	$972	$1,285	$2,770	$971
Loss from discontinued operations, net of taxes	—	(3)	—	(1,223)
Cumulative effect of a change in accounting principle	—	—	—	(868)
Net income (loss)	$972	$1,282	$2,770	$(1,120)
Modification and payment of preferred stock dividends	(49)	(47)	(162)	(1,319)
Net income (loss) attributed to common stock	$923	$1,235	$2,608	$(2,439)
Basic net income (loss) per common share:
Net income (loss) per common share from continuing operations before cumulative effect of change in accounting principle	$0.09	$0.12	$0.27	$(0.03)
Discontinued operations	0.00	0.00	0.00	(0.12)
Cumulative effect of change in accounting principle	0.00	0.00	0.00	(0.09)
Net income (loss) per common share	$0.09	$0.12	$0.27	$(0.24)
Weighted average common shares outstanding	9,793,806	9,970,653	9,803,220	9,972,459

Diluted net income (loss) per common share:
Net income (loss) per common share from continuing operations before cumulative effect of change in accounting principle	$0.09	$0.12	$0.27	$(0.03)
Discontinued operations	0.00	0.00	0.00	(0.12)
Cumulative effect of change in accounting principle	0.00	0.00	0.00	(0.09)
Net income (loss) per common share	$0.09	$0.12	$0.27	$(0.24)
Weighted average common shares outstanding	9,793,806	9,981,199	9,803,220	9,972,459

The accompanying Notes to Consolidated Condensed Financial Statements are
an integral part of these Statements.

HKN, INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

								Accumulated
					Additional			Other
	Preferred Stock			Common	Paid-In	Treasury	Accumulated	Comprehensive
	G1	G2	M	Stock	Capital	Stock	Deficit	Income	Total

Balance, December 31, 2006	$2	$1	$44	$100	$449,218	$(1,670)	$(361,028)	$18,334	$105,001

Accrual of preferred stock dividends	—	—	—	—	—	—	(148)	—	(148)
Issuance of preferred stock dividends	—	—	—	—	1	—	(14)	—	(13)
Reverse stock split	—	—	—	—	(10)	—	—	—	(10)
Treasury stock repurchase	—	—	—	—	—	(461)	—	—	(461)
Treasury stock retirements	—	—	—	(2)	(2,018)	2,020	—	—	—
Issuances of stock and stock compensation by Spitfire	—	—	—	—	368	—	—	—	368
Comprehensive income:
Net income	—	—	—	—	—	—	2,770	—
Unrealized holding loss on available for sale investments								(615)
Reclassification of holding loss on available for sale investment into earnings								207
Unrealized foreign currency gain								917
Total comprehensive income									3,279
Balance, September 30, 2007	$2	$1	$44	$98	$447,559	$(111)	$(358,420)	$18,843	$108,016

The accompanying Notes to Consolidated Condensed Financial Statements

are an integral part of these Statements.

HKN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006
		(restated)
Cash flows from operating activities:
Net income (loss)	$2,770	$(1,120)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	4,803	8,542
Realized loss on available for sale investments	91	—
Unrealized (gain) loss on derivative instruments	(26)	40
Realized gain on derivative instruments	(603)	—
Minority interest	—	(2,175)
Share-based compensation	—	2,184
Cumulative effect of a change in accounting principle	—	868
Loss from discontinued operations	—	1,223
Other	(43)	355
Change in operating assets and liabilities:
Decrease (increase) in short-term investments	5,000	(2,950)
Decrease in accounts receivable and other	3,870	3,192
Increase in margin deposits posted with brokers	(618)	(1,357)
Increase in derivative liabilities	453	577
Decrease in trade payables and other	(7,049)	(2,696)
Net cash provided by operating activities	8,648	6,683

Cash flows from investing activities:
Capital expenditures, net	(8,686)	(13,955)
Cash received from redemption of IBA preferred shares	—	7,500
Sales of oil and gas properties	279	—
Sales of available for sale investments	1,530	—
Deconsolidation of Global plc	—	(4,282)
Purchase of common shares of Spitfire	(3,900)	—
Purchases of available for sale investments	—	(831)
Net cash used in investing activities	(10,777)	(11,568)

Cash flows from financing activities:
Preferred stock dividend payments	(88)	(88)
Proceeds from issuance of common stock, net	—	41
Cash paid for partial shares in reverse split	(10)	—
Treasury shares purchased	(461)	(1,401)
Net cash used in financing activities	(559)	(1,448)

Net decrease in cash and temporary investments	(2,688)	(6,333)
Cash and temporary investments at beginning of period	25,954	22,482
Cash and temporary investments at end of period	$23,266	$16,149

The accompanying Notes to Consolidated Condensed Financial Statements

are an integral part of these Statements.

HKN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2007 and 2006

(Unaudited)

(1)           BASIS OF PRESENTATION

Our accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to prevent the information presented from being misleading. In our opinion, these financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2007 and December 31, 2006 and the results of our operations and changes in our cash flows for all periods presented as of September 30, 2007 and 2006. The December 31, 2006 consolidated condensed balance sheet information is derived from audited financial statements. All adjustments represent normal recurring items. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform with the 2007 presentation.

The consolidated condensed financial statements retroactively reflect the effect of the one-for-22.4 reverse stock split which was effective in June 2007. Accordingly, all disclosures involving the number of shares of our common stock outstanding, issued or to be issued, such as with a transaction involving our common stock, and all per share amounts, retroactively reflects the impact of the reverse stock split.

The consolidated condensed financial statements also retroactively reflect the effect of the change in the accounting for our investment in Spitfire Energy Ltd. (“Spitfire”) from cost method to equity method. This accounting change was effective subsequent to our purchase of additional Spitfire common shares for investment purposes in August 2007. This private placement increased our common share holdings of Spitfire from approximately 9% to approximately 25% of the currently outstanding Spitfire common shares during the quarterly period ended September 30, 2007. The impact on the balance sheet at December 31, 2006 was a decrease in our investment in Spitfire and our Other Comprehensive Income by $114 thousand. There was no impact on the prior period income statement. Please see Note 3 – Investment in Spitfire Energy for further discussion related to our investment in Spitfire.

The consolidated condensed statements of operations for the three and nine month periods ended September 30, 2006 were restated in the prior year to reflect the impact of an unrecorded payout adjustment on the 14589 #2 well in our operated Lake Raccourci Field in Louisiana. In 2006, we recorded the net of tax impact of the adjustment, which amounted to losses of $111 thousand and $197 thousand for the three and nine month periods ended September 30, 2006, respectively. The impact of these adjustments was not significant to our operating results, trends, or liquidity for the annual or quarterly period in the prior year. Please see Note 11 – Commitments and Contingencies for further discussion related to this payout contingency.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation – The consolidated condensed financial statements include the accounts of all companies that we, through our direct or indirect ownership or shareholding, were provided the ability to control the operating policies and procedures. As previously reported, during the second quarter of 2006, we deconsolidated Global Energy Development Plc (“Global”) from our consolidated condensed financial statements. Under U.S. GAAP we reflected the deconsolidation prospectively. We have provided an unaudited pro-forma condensed consolidated results of operations for the nine months ended September 30, 2006 giving effect to the deconsolidation of Global’s operations as if it had been effective for this period. See Note 2 – Investment in Global for further discussion.

Comprehensive Income (Loss) – Comprehensive income (loss) includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Our total comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net income (loss)	$972	$1,282	$2,770	$(1,120)
Foreign currency translation adjustment on investment	485	520	917	4,363
Reclassification of holding loss on available for sale investments into earnings	—	—	207	—
Unrealized gain (loss) on investment	7,785	(11,970)	(615)	16,427
Total comprehensive income (loss)	$9,242	$(10,168)	$3,279	$19,670

Financial Instruments - We carry our financial instruments including cash, derivatives, and our investment in ordinary shares of Global at their estimated fair values. The fair values of our securities and exchange-traded derivatives are based on prices quoted in active markets, and the fair values of our commodity derivatives are based on pricing provided by our counterparties. Our investment in ordinary shares of Global has been designated as available for sale. The associated unrealized gains and losses on our available for sale investments are recorded to other comprehensive income until realized.

We have not designated any of our derivative instruments as hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” All gains and losses related to these positions are recognized in earnings.

Equity Method Investments – For investments in which we have the ability to exercise significant influence but do not control, we follow the equity method of accounting. Initial investments are recorded at cost and adjusted by proportionate share of the investee’s earnings and capital transactions. Our share of investee earnings are recorded to our income statement and our share of their capital transactions are recorded in our shareholders’ equity. We evaluate these investments for other-than-temporary declines in value each quarter; any impairment found would be recorded through earnings.

Translation of Non-U.S. Currency Amounts - Assets and liabilities of non-U.S. investees whose functional currency is not the U.S. dollar are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Revenue and expense items are translated at average exchange rates prevailing during the periods. Translation adjustments are included in Other Comprehensive Income until the investment is sold.

Recent Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will adopt this statement January 1, 2008. We do not expect the adoption of SFAS No. 157 to be material to our consolidated financial statements.

During February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement allows for the measurement of certain financial assets and financial liabilities at fair value. Under this statement, an entity may elect the fair value option on an instrument-by-instrument basis and measure the changes in the fair value as unrealized gains and losses in earnings. This statement is effective for the first fiscal year beginning after November 15, 2007. We are currently evaluating our options under this statement and any potential impact on earnings.

(2)           INVESTMENT IN GLOBAL

At September 30, 2007 and December 31, 2006, we held an investment in Global through our ownership of approximately 34% of Global’s ordinary shares, which we account for as a cost method investment. Global is an established petroleum exploration and production company focused on Latin America. Global’s ordinary shares are listed on the AIM Market of the London Stock Exchange. In September 2007, Global announced that it had received several unsolicited expressions of interest from separate parties which may or may not lead to an offer or offers being made for the company. Global also indicated that its Board is currently evaluating these expressions of interest.

2006 Deconsolidation of Global – We deconsolidated Global from our consolidated condensed financial statements during the second quarter of 2006. Under U.S. GAAP, we were required to reflect this deconsolidation prospectively. As a result of this treatment, Global’s operations for the three months ended March 31, 2006 are still included in our financial statements in 2006. We account for our Global shares as an available-for-sale cost method investment. We recognize any dividend income in earnings, and our investment in Global is adjusted to fair value every quarterly period with an offset to other comprehensive income in stockholders’ equity.

At September 30, 2007 and December 31, 2006, our investment in Global was equal to the market value of our 11.9 million shares of Global’s common stock as follows:

	September 30, 2007	December 31, 2006

Shares of Global Stock held by HKN	11,893,463	11,893,463
Closing Price of Global Stock	£1.17	£1.21
Foreign Currency Exchange Rate	2.0389	1.9586
Market Value of Investment in Global	$28,372,011	$28,186,389

The foreign currency translation adjustment of $801 thousand and the unrealized loss on investment of $615 thousand for these changes in market value between the two periods are recorded to other comprehensive income in stockholders’ equity at September 30, 2007.

Pro Forma Information – The following unaudited pro forma combined condensed statement of operations for the nine months ended September 30, 2006 gives effect to the deconsolidation of Global’s operations as if it had been effective for this period. The combined condensed statement of operations for the nine months ended September 30, 2007 is presented as reported. The results of operations for the three months ended September 30, 2006 and 2007 did not contain any results of operations for Global. The unaudited pro forma data is presented for illustrative purposes only. To arrive at our pro forma combined condensed statement of operations for the period presented, we removed Global’s historical results of operations at their previously-reported values and adjusted the amounts which would have been reported if Global was a cost-method investment at the time.

HKN, INC.

PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006
		(restated)
Revenues and other:
Oil and gas operations	$14,881	$17,745
Trading revenues, net	540	(1)
Fees, interest and other income	2,594	2,205
	18,015	19,949
Costs and Expenses:
Oil and gas operating expenses	6,258	6,893
General and administrative expenses	3,682	4,276
Depreciation, depletion, amortization and accretion	4,803	7,472
Equity in losses of Spitfire	43	—
Interest expense and other losses	413	93
	15,199	18,734
Net income before income taxes	$2,816	$1,215
Income tax expense	46	—
Net income from continuing operations	$2,770	$1,215
Loss from discontinued operations, net of taxes	—	(1,223)
Net income (loss)	$2,770	$(8)
Modification and payment of preferred stock dividends	(162)	(1,319)
Net income (loss) attributed to common stock	$2,608	$(1,327)
Basic and diluted net income (loss) per common share:
Net income (loss) per common share	$0.27	$(0.13)
Weighted average common shares outstanding	9,803,220	9,972,459

(3)           INVESTMENT IN SPITFIRE ENERGY

Investment in Spitfire Energy, Ltd. - In December 2006, we acquired 2.6 million common shares and 1.3 million warrants to acquire common shares of Spitfire Energy, Ltd. (“Spitfire”) through a private placement for investment purposes at a total cost of $2.3 million. During 2007, we continued purchasing shares of Spitfire common stock in the market by acquiring 307 thousand shares at a total cost of $212 thousand.

In August 2007, we acquired an additional 8 million common shares of Spitfire through a private placement for investment purposes for $3.7 million, increasing our current ownership of Spitfire to 10.9 million shares. Subsequent to the issuance of the common shares, our common share holdings represented approximately 25% of the outstanding Spitfire common shares. Also in conjunction with this private placement, Spitfire extended the expiry date of the warrants held by us to August 1, 2010, and we obtained two seats on their board of directors.

As a result of our 25% ownership of Spitfire’s outstanding common shares and our two seats (out of a total of seven) on Spitfire’s board of directors, we gained the ability to exert significant influence over Spitfire’s operating and financial policies. Accordingly, we now reflect our investment in Spitfire as an equity method investment and have restated prior periods to present Spitfire as a step acquisition of an equity method investment. No goodwill was recorded as a result of this acquisition as any excess purchase price has been allocated to Spitfire’s oil and gas properties. Due to timing differences in our filing requirements and the lack of availability of financial information for the current quarterly period, we book our share of Spitfire’s financial activity on a three-month lag.

In accordance with the equity method of accounting, our investment is initially recorded at cost and adjusted to reflect our share of changes in Spitfire’s capital. It is further adjusted to recognize our share of their earnings as they occur rather than as dividends or other distributions are received. Our share of their earnings would also include any other-than-temporary declines in fair value recognized during the period, if any. Changes in our proportionate share of the underlying equity of Spitfire which result from their issuance of additional equity securities are recognized as increases or decreases in shareholders’ equity, net of any related tax effects.

Our investment in Spitfire is reported in our balance sheet at its adjusted carrying value as a non-current asset, and our earnings are reported net of tax as a single line on our income statement. At September 30, 2007 and December 31, 2006, our carrying value of this investment was $6.4 million and $2.0 million, respectively. The market value of our investment in shares of Spitfire common stock was $4.5 million at September 30, 2007. Management believes this excess of carrying value over the market value is temporary.

(4)           PROPERTY AND EQUIPMENT

A summary of property and equipment follows (in thousands):

	September 30,	December 31,
	2007	2006
Unevaluated oil and gas properties:
Unevaluated North American properties	$3,129	$1,958
Unevaluated Coal Bed Methane prospects	5,138	3,887

Evaluated North American oil and gas properties	186,430	182,358
Facilities and other property	1,817	10,187
Less accumulated depreciation, depletion and amortization	(142,875)	(146,887)
	$53,639	$51,503

(5)           ASSET RETIREMENT OBLIGATION

We recognize the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. A summary of our assets with required asset retirement obligations as of September 30, 2007 is as follows (in thousands):

Asset Category	Asset Retirement Obligation Liability	Estimated Life
North American oil and gas producing properties	$3,700	0 to 20.5 years
North American facilities and other property	1,407	3.3 to 27.3 years
	$5,107

The following table describes all changes to our asset retirement obligation liability during the nine months ended September 30, 2007 (in thousands):

Asset retirement obligation at beginning of year	$7,407
Additions	34
Disposals	(51)
Revisions of estimates	(2,575)
Accretion expense	292
Asset retirement obligation at September 30, 2007	$5,107

(6)           STOCKHOLDERS’ EQUITY

Reverse Stock Split – In June 2007, HKN effected a one-for-22.4 reverse stock split that has been retroactively reflected in the consolidated condensed financial statements.

Treasury Stock – At December 31, 2006, we held 134 thousand shares of treasury stock. During the nine months ended September 30, 2007, we repurchased 43 thousand shares of our common stock in the open market at a cost of approximately $461 thousand pursuant to our repurchase program. During the nine months ended September 30, 2007, we retired approximately 166 thousand treasury shares. At September 30, 2007, we held approximately 12 thousand shares of treasury stock.

The changes in the number of common and preferred shares and shares held in treasury during the nine months ended September 30, 2007 are as follows:

	Number of Shares
Description	Preferred G1	Preferred G2	Preferred M	Common	Treasury
Balance at December 31, 2006	1,600	1,000	44,000	9,972,361	134,308
Common shares issued for preferred dividends	—	—	—	83	—
Partial shares repurchased in reverse split	—	—	—	(911)	—
Treasury shares retired	—	—	—	(165,542)	(165,542)
Treasury shares purchased	—	—	—	—	43,426
Balance as of September 30, 2007	1,600	1,000	44,000	9,805,991	12,192

(7)           DERIVATIVE INSTRUMENTS

Commodity Derivatives - We held certain commodity derivative instruments during the period which have been effective in mitigating commodity price risk associated with a portion of our future monthly natural gas and crude oil production and related cash flows. Our oil and gas operating revenues and cash flows are impacted by changes in commodity product prices, which are volatile and cannot be accurately predicted. Our objective for holding these commodity derivatives was to protect the operating revenues and cash flows related to a portion of our future natural gas sales and crude oil from the risk of significant declines in commodity prices. We did not designate any of our commodity derivatives as hedges under SFAS 133, and all of these contracts either expired or were closed during 2007. At September 30, 2007, we had no open commodity derivatives.

The following table reflects the derivative contracts that we had open during the nine months ended September 30, 2007 and their associated losses. These losses are reflected in Trading revenues in our consolidated condensed statement of operations.

					For the nine months ended September 30, 2007
Commodity	Type	Volume/Day	Duration	Price	Loss
					(In thousands)
Natural Gas	Floor	70,000 mmbtu	Feb 07 - Sept 07	$5.00	$(86)
Crude Oil	Floor	6,000 bbls	Jan 07 - Jun 07	$50.00	(9)
Crude Oil	Floor	9,000 bbls	Jul 07 - Sep 07	$50.00	(32)
					$(127)

We do not hold any derivative instruments which are designated as either fair value hedges or foreign currency hedges. Settlements of our oil and gas commodity derivatives were based on the difference between fixed option prices and the New York Mercantile Exchange closing prices for each month during the life of the contracts. We monitor our crude oil and natural gas production prices compared to New York Mercantile Exchange prices to assure any commodity derivatives we may have are effective hedges in mitigating our commodity price risk.

Other derivatives – As part of our treasury activities, we engage in the active management of investment and derivative instruments in energy industry securities traded on domestic securities exchanges. We use these derivatives as a tool to enhance investment return or to minimize the risk on our energy industry portfolio. Our energy industry derivatives are presented at fair value as derivative liabilities in our consolidated condensed balance sheet at September 30, 2007. These derivatives are not designated as hedges, and we recognize gains and losses related to these positions in current earnings. For the nine months ended September 30, 2007, we have included unrealized gains of $69 thousand and realized gains of $597 thousand related to these derivatives within Trading revenues. These derivatives are recorded at their estimated fair value of $271 thousand as derivative liabilities on our balance sheet at September 30, 2007.  The notional value of these open written put options at September 30, 2007 was $10.9 million.

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

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the nine months ended September 30, 2007, we did not recognize any interest or penalties in our consolidated condensed statement of operations, nor did we have any interest or penalties accrued in our consolidated condensed balance sheet at September 30, 2007 relating to unrecognized tax benefits.

In May 2006, the Governor of Texas signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component.  Specifically, we are subject to a new entity level tax on the portion of our total revenue (as that term is defined in the legislation) that is generated in Texas beginning in our tax year ending December 31, 2007. Specifically, the Texas margin tax will be imposed at a maximum effective rate of 0.7% of our total revenue that is apportioned to Texas.  We recorded a deferred tax liability in 2007 related to the Texas Margin Tax of $20 thousand and approximately $11 thousand for the current year provision. A deferred tax of $15 thousand related to foreign operations has been recorded as of September 30, 2007.

The tax years 2004-2006 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.  The tax years 2003-2006 remain open for the Texas Franchise tax.

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

(10)         EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock. The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30, 2007 and 2006 (in thousands, except per share data):

	For the three months ended September 30, 2007			For the three months ended September 30, 2006
	Net income attributed to common stock (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount	Net income attributed to common stock (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount
				(restated)
Basic EPS:
Income from continuing ops before cumulative effect	$923	9,794	$0.09	$1,238	9,971	$0.12
Effect of dilutive securities
Warrants(A)	$—	—		$—	10
Diluted earnings per share	$923	9,794	$0.09	$1,238	9,981	$0.12

	For the nine months ended September 30, 2007			For the nine months ended September 30, 2006
	Net income attributed to common stock (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount	Net income attributed to common stock (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount
				(restated)
Basic EPS:
Income (loss) from continuing ops before cumulative effect	$2,608	9,803	$0.27	$(348)	9,972	$(0.03)
Effect of dilutive securities
Preferred stock and warrants(A)	$—	—		$—	—
Diluted earnings per share	$2,608	9,803	$0.27	$(348)	9,972	$(0.03)

(A) Represents the dilutive effect of our Series M warrants as the average price of our stock for the quarter ended September 30, 2006, exceeded their strike price. All other preferred stock and warrants we have issued were antidilutive for this period. Not included in the calculation for diluted earnings per share were our warrants and preferred stock instruments outstanding during the three month period ended September 30, 2007 and the nine month periods ended September 30, 2007 and 2006. The inclusion of these instruments would have been antidilutive.

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

We intend to vigorously defend Exxon’s claims for additional monies, and to seek recoupment of any monies not due. On August 10, 2007 we filed and served on Exxon our Answer, Affirmative Defenses and Reconventional Demand (the “Answer”). In our Answer we include various defenses and arguments including our position that Exxon knew or should have known that payout of State Lease 14589 #2 well had occurred in our about September 2000 and that as a result, Exxon’s claims, or portions thereof, are barred. In the event we do not prevail in our defense of Exxon’s claims for additional monies, we have accrued funds that we estimate sufficient for our proportionate share of any amounts that may become due. Further, our outside attorneys have established support for us to collect the interest owners’ share of the interest claim either through cash calls, or failing that, offset rights from future production on the State Lease 14589 #2 well and other Lake Raccourci wells, if necessary. While the ultimate result of this dispute remains uncertain, we believe the result will not have a material impact on our financial results.

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

On June 23, 2007, we received a notice of dispute from the Plaintiff advising that Plaintiff intended to pursue resolution of this matter through arbitration. On October 11, 2007, we and the Plaintiff entered into a Settlement Agreement and executed mutual releases wherein all claims related to touching upon the August 10, 2004 Fee Agreement are fully released in exchange for our payment of $112,500 to the Plaintiff. The resolution of this matter did not have a material impact on our financial results.

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

We also have an investment in Spitfire Energy, Ltd. (“Spitfire”), a junior oil and gas exploration company in Canada, through our ownership of approximately 25% of Spitfire’s ordinary shares. During August 2007, we increased our ownership interest from approximately 9.9% to 25% and gained two of seven seats on Spitfire’s board of directors. As a result, we gained significant influence over Spitfire, and accordingly we account for our investment in Spitfire as an equity method investment. Prior periods have been restated to reflect Spitfire as an equity method investment for all periods presented.

The consolidated condensed financial statements also retroactively reflect the effect of the one-for-22.4 reverse stock split which was effective in June 2007. Accordingly, all disclosures involving the number of shares of our common stock outstanding, issued or to be issued, such as with a transaction involving our common stock, and all per share amounts, retroactively reflect the impact of the reverse stock split.

Financial Highlights

Significant financial highlights in the first nine months of 2007 include the following:

•                  Profitable operations accomplished with a net income of $2.8 million.

•                  Capital expenditures of $8.6 million for development drilling on newly-acquired interests in the Creole and East Lake Verret fields as well as workover activity at Main Pass 35 and a project at East Allen Ranch.

•                  Decreased depreciation, depletion and amortization rate per unit as a result of increased reserve volumes.

•                  Significant progress accomplished in the first phase of pilot wells in our Indiana-Posey coalbed methane prospect.

•                  Non-operated natural gas production declined compared to prior year period due to lower than anticipated non-operated well workover and drilling activity from our partners.

•                  General and administrative expenses decreased by 14% due to cost-cutting measures, on a pro forma basis.

•                  Repurchased approximately 43 thousand common shares in the market.

Gulf Coast Oil and Gas Properties

Our revenues are primarily derived from sales from our oil and gas properties. Approximately 56% of our production comes from our operated properties all located in the United States. Our revenues are a function of the oil and gas volumes produced and the prevailing commodity price at the time of production, and certain quality and transportation discounts. The commodity prices for crude oil and natural gas as well as the timing of production volumes have a significant impact on our operating income. During the nine months ended September 30, 2007, our oil and gas revenues were comprised of approximately 59% oil sales and 41% natural gas production.

As of September 30, 2007, our net domestic production rate was averaging approximately 5.7 million cubic feet equivalent (“MMcfe”) of natural gas per day. During the nine months ending September 30, 2007, we have been actively participating in the development of our oil and gas assets.

The following field data updates the status of our operations through September 30, 2007:

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

Creole Field, Terrebonne Parish - Louisiana

A 15% non-operated working interest in this offshore field was acquired late in the fourth quarter 2006. The field included a producing dual-completed well with facilities which averaged 0.66 MMcfe of natural gas per day in the third quarter of 2007.

Both wells that were drilled in 2007 were tied in and began producing in the third quarter of 2007. Multiple stacked pays in these wells indicate favorable future recompletion potential. Gross daily production from the three wells (six completions) averaged 400 barrels of oil per day (“BOPD”) and 550 thousand cubic feet per day (“Mcfpd”) during the third quarter 2007.

East Lake Verret, Assumption Parish – Louisiana

We have an average 5% non-operated working interest in this field. Our first development well on this project was successfully completed and placed into production in the first quarter 2007 averaging 0.74 gross MMcfe of natural gas per day. A second well was spud at year-end 2006 and was also completed in the first quarter 2007. This well encountered multiple stacked pays and was tested in the initial zone for nearly 3.5 gross MMcfe of natural gas per day and was put on production in the second quarter 2007. Due to stacked pays, favorable recompletion potential is expected in the future productive life of these wells. The operator proposed the drilling of a third well in the third quarter, but we declined participation after deeming the prospect did not meet our risk/reward criteria. Gross daily production from the both wells averaged 56 BOPD and 2230 Mcfpd during the third quarter 2007.

BP 2D Texas Gulf Coast Project, Various Counties -  Texas

The first shallow Yegua well in the project, the Boquillas #1, is anticipated to spud early in the fourth quarter of 2007. A number of locations have been identified and a drilling program will be determined pending the results of this initial well.

An 85 square mile 3D seismic survey in the northeastern portion of the project area has been designed, and land work continues prior to surveying and acquisition. Seismic acquisition is anticipated to begin in the fourth quarter of 2007. Approximately ten 2D seismic leads have been identified and will be imaged by the proposed 3D seismic.

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

On the Indiana Posey Prospect, we have funded approximately $916 thousand of a $1.28 million project for the first of two pilot well projects on the Indiana Prospect. The drilling of the first five pilot wells was completed in the second quarter of 2007. All five pilot wells were also completed during this period with production testing for pump-down and pressure monitoring begun in four of the five wells. Fracture treatment and pump equipment installation of the fifth pilot well was completed in the third quarter of 2007. With all lines and facility equipment in place, pump-down for desorption has begun in all five pilot wells as of the end of the third quarter 2007. A water disposal well was drilled and completed with water injection initiated in the third quarter 2007. In October 2007, a second pilot well project has been initiated. Following an extended evaluation period of the pilot wells, we will evaluate a Phase III election and funding of a development well program as contemplated by the agreements.

On the Ohio Cumberland Prospect, in December 2006, we elected to proceed and fund pilot well drilling under Phase II of the agreement. With regard to Phase II, we made an additional $500 thousand prospect acquisition payment and intend to fund a $1.28 million project in 2007 for the first of two pilot well projects on the Cumberland Prospect.

On the Triangle Prospect Area in Ohio, the coring phase commenced in December 2006, and was completed during the first quarter of 2007. The core samples were desorbed and analyzed, in the second and third quarter. One of the core wells was permeability tested in the third quarter 2007. These results along with core results are being evaluated by the operator. We may elect to proceed and fund a Phase II of pilot wells on this prospect in late fourth quarter 2007.

Oil and Gas Production Update

Main Pass, Plaquemines Parish – Louisiana

 We have a 90% operated interest in Main Pass. During the fourth quarter of 2006, recompletion, re-activation and downhole equipment wellwork was successfully completed in three producing wells. Given the success of these operations, we are continuing our efforts to access additional operations to further increase production in the field. Gross production averaged 420 barrels of oil per day for the third quarter of 2007 despite compressor engine repairs. Plans to increase gas compression facilities and to bring additional third party production for processing dominated operational plans and efforts in the third quarter of 2007. We continue our geological and geophysical study in the area, utilizing our license to 21 square miles of 3D seismic data, covering the area held by production leases.

Branville Bay Field, Plaquemines Parish – Louisiana

We hold a 12.5% non-operated working interest in this two-well offshore field. Third quarter 2007 production averaged approximately 1.1 gross MMcfe of natural gas per day. Current daily production for the two gas-lifted wells is now .9 gross MMcfe.

Lapeyrouse Field, Terrebonne Parish – Louisiana

We hold an average non-operated working interest of approximately 18.26 % in the production from nine wells in this field. Current gross field production is averaging approximately 4.8 MMcfe of natural gas per day. In the second quarter of 2007, the operator of this field changed. The new operator began diagnostic efforts in the third quarter of 2007 to return shut-in wells to production via possible recompletion designs. The first of two compression facilities were installed late in the third quarter of 2007.

Point-au-Fer Field, Terrebonne Parish – Louisiana

We own a 12.5% non-operated working interest in this approximate 56 square mile area. Gross production for this field is approximately 1.9 MMcfe of natural gas per day. Several prospects have been identified in the area, and we expect to have additional drilling and workover activity late in fourth quarter 2007 or early 2008.

Allen Ranch Field, Colorado County – Texas

We own an 11.25% non-operated working interest in this area. Gross production for this field  averaged 2.4 MMcfe of natural gas per day early in 2007 primarily from the  initial well, the Hancock Gas Unit # 1 which is the only well currently producing from the field. After demonstrating significant commercial production in several horizons, the Hancock Gas Unit #2 was damaged in the course of a remedial workover. Remedial activity to remove debris was performed early in 2007 and mechanical failures were determined. Despite this setback, we continue to be aggressive in further developing this field. As planned, the first of two field extension wells was drilled in the second quarter 2007, and completed in the third quarter 2007 gas facilities/pipeline tie in efforts are underway with production to commence in fourth quarter. A second extension well is expected later in early 2008.

Point-a-la-Hache Field, Plaquemines Parish – Louisiana

We maintain a 25% operated working interest in one producing well in this field. Average gross production for the third quarter of 2007 was 0.6 MMcfe as produced water disposal injection was begun early in the quarter due to the conversion of a shut-in well to water injection in the second quarter of 2007. Current production has increased to 0.55 MMcfe.

Lake Raccourci Field, Lafourche Parish – Louisiana

We hold an average 40% operated working interest in each of our Lake Raccourci wells. Gross production for this field averaged 4.8 MMcfe of natural gas per day in the third quarter of 2007 as gas lift repair efforts late in the second quarter proved successful in returning the major oil producing well back to uninterrupted production. Current gross field production is 4.5 MMcfe.

INVESTMENT ACTIVITIES

During the nine months ended September 30, 2007, through our treasury activities, we engaged in the active management of investments in energy industry securities traded on domestic securities exchanges. As a result of our trading activities in first nine months of 2007, we realized net trading gains of $512 thousand on our closed positions on common stock investments, common stock derivatives and commodity derivatives. These were in addition to net unrealized gains of $26 thousand on our common stock derivatives, common stock investments and commodity derivatives. Also related to these trading activities, we received net cash proceeds of $2.0 million upon entering into new trading positions during the period. At September 30, 2007, we held approximately $10.9 million outstanding of notional value in exchange-traded written put positions. The fair value of these written put options was $271 thousand at September 30, 2007.  These options are reflected on our balance sheet at their fair value as derivative liabilities at September 30, 2007.

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

INVESTMENT IN GLOBAL

Investment in Global - At September 30, 2007 and December 31, 2006, we owned approximately 34% of Global’s ordinary shares. At September 30, 2007 and December 31, 2006, our investment in Global was equal to the market value of our 11.9 million shares of Global’s common stock as follows:

	September 30, 2007	December 31, 2006

Shares of Global Stock held by HKN	11,893,463	11,893,463
Closing Price of Global Stock	£1.17	£1.21
Foreign Currency Exchange Rate	2.0389	1.9586
Market Value of Investments in Global	$28,372,011	$28,186,389

The foreign currency translation adjustment of $801 thousand and the unrealized loss on investment of $615 thousand for these changes in market value between the two periods are recorded to other comprehensive income in stockholders’ equity at September 30, 2007.

In September 2007, Global announced that it had received several unsolicited expressions of interest from separate parties which may or may not lead to an offer or offers being made for the company. Global also indicated that its Board is currently evaluating these expressions of interest.

Pro Forma Information – We deconsolidated Global from our consolidated condensed financial statements during the second quarter of 2006. The following unaudited pro forma combined condensed statement of operations for the nine months ended September 30, 2006 gives effect to the deconsolidation of Global’s operations as if it had been effective for this period. The combined condensed statement of operations for the nine months ended September 30, 2007 is presented as reported. The results of operations for the three months ended September 30, 2007 and 2006 do not contain any results of operations for Global. The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of future operating results. To arrive at our pro forma combined condensed statement of operations for the period presented, we removed Global’s historical results of operations at their previously-reported values and adjusted the amounts which would have been reported if Global was a cost-method investment at the time.

HKN, INC.

PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006
		(restated)
Revenues and other:
Oil and gas operations	$14,881	$17,745
Trading revenues, net	540	(1)
Fees, interest and other income	2,594	2,205
	18,015	19,949
Costs and Expenses:
Oil and gas operating expenses	6,258	6,893
General and administrative expenses	3,682	4,276
Depreciation, depletion, amortization and accretion	4,803	7,472
Equity in losses of Spitfire	43	—
Interest expense and other losses	413	93
	15,199	18,734
Net income before income taxes	$2,816	$1,215
Income tax expense	46	—
Net income from continuing operations	$2,770	$1,215
Loss from discontinued operations, net of taxes	—	(1,223)
Net income (loss)	$2,770	$(8)
Modification and payment of preferred stock dividends	(162)	(1,319)
Net income (loss) attributed to common stock	$2,608	$(1,327)
Basic and diluted net income (loss) per common share:
Net income (loss) per common share	$0.27	$(0.13)
Weighted average common shares outstanding	9,803,220	9,972,459

INVESTMENT IN SPITFIRE

In December 2006, we acquired 2.6 million common shares and 1.3 million warrants to acquire common shares of Spitfire Energy, Ltd. (“Spitfire”) through a private placement for investment purposes at a total cost of $2.3 million. During 2007, we continued purchasing shares of Spitfire common stock in the market by acquiring 307 thousand shares at a total cost of $212 thousand. In August 2007, we acquired an additional 8 million common shares of Spitfire through a private placement for investment purposes for $3.7 million, increasing our current ownership of Spitfire to 10,906,500 shares. Subsequent to the issuance of the common shares, our common share holdings represented approximately 25% of the outstanding Spitfire common shares. Also in conjunction with this private placement, Spitfire extended the expiry date of the warrants held by us to August 1, 2010 and we obtained two seats on their board of directors.

As a result of our 25% ownership of Spitfire’s outstanding common shares and our two seats (out of a total of seven) on Spitfire’s board of directors, we gained the ability to exert significant influence over Spitfire’s operating and financial policies. Accordingly, we now reflect our investment in Spitfire as an equity method investment and have restated prior periods to present Spitfire as a step acquisition of an equity method investment. No goodwill was recorded as a result of this acquisition as any excess purchase price has been allocated to Spitfire’s oil and gas properties.

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

We carry our financial instruments including cash, derivatives and our investment in ordinary shares of Global at their estimated fair values. The fair values of our securities and exchange-traded derivatives are based on prices quoted in active market, and the fair values of our commodity derivatives are based on pricing provided by our counter parties.

With the exception of our investment in common shares of Spitfire, all of our investments in equity securities have been designated as available for sale. Our investment in Global is classified as a non-current asset in our accompanying balance sheets. The associated unrealized gains and losses on our available for sale investments are recorded to other comprehensive income until realized.

Equity Method Investments – For investments in which we have the ability to exercise significant influence but do not control, we follow the equity method of accounting. Initial investments are recorded at cost and adjusted by proportionate share of the investee’s earnings and capital transactions. Our share of investee earnings are recorded to our income statement and our share of their capital transactions are recorded in our shareholders’ equity. We evaluate these investments for other-than-temporary declines in value each quarter; any impairment found would be recorded through earnings.

Translation of Non-U.S. Currency Amounts - Assets and liabilities of non-U.S. investees whose functional currency is not the U.S. dollar are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Revenue and expense items are translated at average exchange rates prevailing during the periods. Translation adjustments are included in Other Comprehensive Income until the investment is sold.

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

As of September 30, 2007, we owned less than a majority of the common shares of Global and did not possess the legal power to direct the operating policies and procedures of Global through our direct ownership, combined with the ownership by Lyford Investments Enterprises Ltd. (“Lyford”) in Global shares. In addition, we have concluded that Global was not a VIE at September 30, 2007 as contemplated by FIN 46(R).

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will adopt this statement January 1, 2008. We do not expect the adoption of SFAS No. 157 to be material to our consolidated financial statements.

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

PRO FORMA RESULTS OF OPERATIONS

For the purposes of discussion and analysis, we present a summary of our consolidated condensed results of operations followed by a more detailed discussion and analysis of our operations. The results of operations for the nine months ended September 30, 2006 are presented on a pro forma basis. The pro forma results are representative of what our earnings would have been if Global were deconsolidated from our results of operations during the period presented.

Consolidated Condensed Statement of Operations Comparisons

The primary components of our net income for the periods ended September 30, 2007 compared to the net loss for the periods ended September 30, 2006 are outlined in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
Oil and gas operating profit (1)	$2,933	$4,299	(32%)	$8,623	$10,852	(21%)
Gas sales revenues	$1,552	$3,610	(57%)	$6,150	$9,694	(37%)
Gas production (mcf)	227,351	491,673	(54%)	775,867	1,301,462	(40%)
Gas price per mcf	$6.83	$7.34	(7%)	$7.93	$7.45	6%
Oil sales revenues	$3,459	$3,155	10%	$8,731	$8,051	8%
Oil production (bbls)	44,345	45,304	(2%)	129,726	121,337	7%
Oil price per bbl	$78.00	$69.64	12%	$67.30	$66.35	1%
Trading revenues	$210	$77	173%	$540	$(1)	54100%
Other revenues, net	$803	$779	3%	$2,594	$2,205	18%
General and administrative expenses, net	$1,372	$1,337	3%	$3,682	$4,276	(14%)
Depreciation, depletion, amortization and accretion	$1,489	$2,497	(40%)	$4,803	$7,472	(36%)
Interest expense and other losses	$109	$36	203%	$413	$93	344%
Equity in losses of Spitfire	$1	$—	100%	$43	$—	100%
Income tax expense	$3	$—	100%	$46	$—	100%
Net income from continuing operations	$972	$1,285	(24%)	$2,770	$1,215	128%
Net income (loss) attributed to common stock	$923	$1,235	(25%)	$2,608	$(1,327)	297%
Net income (loss) per common share:
Basic	$0.09	$0.12	(24%)	$0.27	$(0.13)	300%
Diluted	$0.09	$0.12	(24%)	$0.27	$(0.13)	300%

(1)                Oil and gas operating profit is calculated as oil and gas revenues less oil and gas operating expenses.

Oil and Gas Revenues and Oil and Gas Expenses for the Quarterly Period Ended September 30, 2007 Compared to September 30, 2006

Our oil and gas revenues are generated from operations in onshore and offshore areas of the Texas and Louisiana Gulf Coast. During the third quarter 2007, our oil and gas revenues decreased from $6.8 million in the prior year period to $5.0 million for the current quarter. Decreases in our non-operated gas production were partially offset by an increase in oil prices received.

Our natural gas revenues decreased 57% to approximately $1.6 million during third quarter 2007 as compared to $3.6 million during third quarter 2006. The prices realized for natural gas sales fell from $7.34 per mcf in the prior year period to $6.83 per mcf during the third quarter 2007. The 54% decrease in our sales volume continues to be attributed to low drilling, workover and recompletion activity in our non-operated properties at Allen Ranch, Lapeyrouse and Raymondville fields during the third quarter 2007.

Our oil revenues increased 10% to approximately $3.5 million during third quarter 2007 from approximately $3.2 million during third quarter 2006. We realized a significant increase in oil prices received, increasing from an average of $69.64 per barrel in third quarter 2006 to $78.00 per barrel in the third quarter 2007, while production remained steady.

Our oil and gas operating expense decreased 16%, falling from approximately $2.5 million during third quarter 2006 to $2.1 million during third quarter 2007. The per-unit operating expense rates increased from $3.23 per Mcfe in third quarter 2006 to $4.21 per Mcfe in third quarter 2007 primarily due to demand-driven price increases for oilfield services and equipment associated with increased oilfield activity (particularly in offshore Louisiana) as well as decreases in our gas production. Our overall decrease in operating expenses is due to a decrease in workover activity for the 2007 period as well as lower production.

Trade Revenues, net

As a result of our trading activities of investments in energy industry securities during the third quarter 2007, we realized net trading gains of $90 thousand on our closed positions on common stock investments, common stock derivatives and commodity derivatives. In addition, we recognized $119 thousand of net unrealized gains on our common stock derivatives, common stock investments and commodity derivatives. We recognized gains on commodity derivatives of $115 thousand during the third quarter of 2006 which were partially offset by unrealized losses on common stock derivatives.

Fees, Interest and Other Income, net

Fees, interest and other income increased from $779 thousand during third quarter 2006 to $803 thousand during third quarter 2007, primarily due to the recovery of an impairment valuation on real estate which was partially offset by decreases in interest income received due to lower cash balances on hand as a result of funds being invested in trading activities during the 2007 period.

General and Administrative Expense

General and administrative expenses were relatively flat at $1.4 million for the 2007 period and $1.3 million for the 2006 period.

Depreciation, Depletion, Amortization and Accretion Expense

Depreciation, depletion, amortization and accretion (DD&A) expense decreased during third quarter 2007 as compared to third quarter 2006 due to decreased depletion rates for our oil and gas properties primarily as a result of added reserve volumes at year-end 2006. Depletion on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties. In third quarter 2007, our average DD&A rate decreased 20% to $2.72 per mcfe as compared to $3.38 per mcfe in third quarter 2006 due to increased reserve volumes added during the period as a result of our drilling efforts.

Other Losses

Other losses totaled $109 thousand during third quarter 2007, and primarily related to the decline in the estimated fair value of the 1.3 million warrants we hold on common shares of Spitfire. We account for these Spitfire warrants as derivatives in accordance with SFAS 133 and recognize the change in estimated fair value of the warrants in earnings in our consolidated condensed statement of operations each quarter.

Equity in losses of Spitfire

Equity in losses of Spitfire of $1 thousand contains our proportional share of Spitfire’s losses for the quarter. We did not own an investment in Spitfire during the third quarter of 2006.

Preferred Stock Dividends

All of our preferred stock issues contain dividend provisions. Dividends related to all of our preferred stock are cumulative, and may be paid in cash or common stock, at our option. We accrue the dividends at their cash liquidation value and reflect the accrual of dividends as a reduction to Net income to arrive at Net income attributed to common stock.

Accruals of dividends related to preferred stock for each of the three months ended September 30, 2007 and 2006 are as follows:

	2007	2006
Series G1	$3,200	$3,200
Series G2	2,000	1,000
Series M	44,000	43,000
Total	$49,200	$47,200

Oil and Gas Revenues and Oil and Gas Expenses for the Nine Month Period Ended September 30, 2007 Compared to September 30, 2006

During the nine months ended September 30, 2007, our oil and gas revenues decreased 16% to approximately $14.9 million compared to $17.7 million for the same period of 2006 primarily due to the decrease in our natural gas sales volumes from our non-operated properties as compared to the prior year period. The drop in production was partially offset by an increase in the prices realized per mcfe which increased from $8.74 to $9.57.

Our natural gas revenues decreased 37% to approximately $6.2 million during the first nine months of

2007 as compared to $9.7 million during the same period in 2006. The prices realized for natural gas sales increased from $7.45 per mcf in the prior year period to $7.93 per mcf during the first three quarters of 2007. Our gas production fell by approximately 40% when compared to the first nine months of the prior year. The decrease in our sales volume can be attributed to low drilling, workover and recompletion activity in our non-operated properties at Allen Ranch, Lapeyrouse and Raymondville fields during the first three quarters of 2007.

Our oil revenues increased 8% to approximately $8.7 million during the 2007 period, up from approximately $8.1 million during the same period in 2006. After completing tubing and gas lift valve replacements in early 2007 on certain of our Main Pass 35 wells, we experienced a 7% increase in oil production during the 2007 period when compared to the same period of 2006. When adjusted for prior year volumes related to properties sold during the third quarter of 2006, oil production actually increased 16% during the 2007 period. We realized a slight increase in oil prices received of 1%, with prices averaging $67.30 per barrel in the first three quarters of 2007 compared to $66.35 per barrel in the first three quarters of 2006.

Our oil and gas operating expense decreased 9%, falling from $6.9 million during the nine months ended September 30, 2006 to $6.3 million during the same period of 2007. The per-unit operating expense rates increased from $3.40 per Mcfe in the first nine months of 2006 to $4.03 Mcfe in the 2007 period primarily due to demand-driven price increases for oilfield services and equipment associated with increased oilfield activity (particularly in offshore Louisiana) and decreased production.

Trade Revenues, net

As a result of our trading activities of investments in energy industry securities during the nine months ended September 30, 2007, we realized net trading gains of $512 thousand on our closed positions on common stock investments, common stock derivatives and commodity derivatives. In addition we recognized $26 thousand of net unrealized gains on our common stock derivatives, common stock investments and commodity derivatives. We had gains on commodity derivatives of $39 thousand during the first nine months of 2006 which were offset by losses of $40 thousand on common stock derivatives.

Fees, Interest and Other Income, net

Fees, interest and other income increased from $2.2 million during the 2006 period to $2.6 million during the 2007 period, primarily due to approximately $1.2 million of facility processing fees in the first nine months of 2007 at our Main Pass 35 facility in offshore Louisiana for increased tariff rates and third-party volumes through our facility as compared to $916 thousand of Main Pass processing fees in the same period of 2006.

General and Administrative Expense

General and administrative expenses decreased 14% to $3.7 million during the first nine months of 2007 as compared to $4.3 million in the first nine months of 2006. This significant reduction was primarily due to a reduction in consultant fees and a reduction in accounting and audit fees for external reporting and Sarbanes-Oxley regulatory costs.

Depreciation, Depletion, Amortization and Accretion Expense

DD&A expense decreased during the 2007 period as compared to 2006 due to decreased depletion rates for our oil and gas properties as a result of increased reserve volumes at year-end 2006. Depletion on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties. In the first nine months of 2007, our average DD&A rate decreased 22% to $2.78 per mcfe as compared to $3.55 per mcfe in first nine months of 2006.

Other Losses

Other losses totaled $413 thousand during the first nine months of 2007 primarily due to the decline in the estimated fair value of the 1.3 million warrants we hold to acquire common shares of Spitfire.

Equity in losses of Spitfire

Equity in losses of Spitfire of $43 thousand contains our proportional share of Spitfire’s losses for the nine months ended September 30, 2007. We did not own any investments in Spitfire during the nine months ended September 30, 2006.

Preferred Stock Dividends

Accruals of dividends related to preferred stock for each of the nine months ended September 30, 2007 and 2006 are as follows:

	2007	2006
Series G1	9,600	9,600
Series G2	6,000	6,000
Series M	132,000	138,978
Total	147,600	154,578

Additionally, during the prior year period, after we renegotiated terms of the Series M Preferred and common stock warrants held by holders of our Series M Preferred and Series L Preferred, we recorded a charge of $1.1 million as a preferred stock dividend against earnings to arrive at Net loss attributable to common shareholders in the Consolidated Statement of Operations in the 2006 period. We had no similar transactions during the 2007 period.

We also recorded charges of $15 thousand and $18 thousand, respectively, during the nine months ended September 30, 2007 and 2006 related to taxes paid on the payment of our preferred stock dividends.

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

(Thousands of dollars)	September 30, 2007	December 31, 2006

Current ratio	5.59 to 1	3.29 to 1
Working capital	$23,949	$28,962
Total debt	$—	$—
Total cash and marketable securities less debt	$23,266	$30,954
Stockholders’ equity	$108,016	$105,001
Total liabilities to equity	0.10 to 1	0.19 to 1

Working capital is the difference between current assets and current liabilities.

We may seek to raise financing through the issuance of debt, equity and convertible debt instruments, if needed, for utilization for acquisition, development or investment opportunities as they arise. We may reduce our ownership interest in Global’s common shares through strategic sales under certain conditions.

In September 2007, Global announced that it had received several unsolicited expressions of interest from separate parties which may or may not lead to an offer or offers being made for the company. Global also indicated that its Board is currently evaluating these expressions of interest.

At September 30, 2007, if our remaining convertible preferred stock and common stock purchase warrants were exercised and/or converted, we would be required to issue the following amounts of our common stock:

Instrument	Conversion / Exercise Price (a)	Shares of Common Stock Issuable at September 30, 2007
Series M Preferred	$13.22	332,829
Series G1 Preferred	$280.00	571
Series G2 Preferred	$67.20	1,488
Series L Warrants	$15.01	142,091
Series M Warrants	$12.77	189,999
Common Stock Potentially Issued Upon Conversion / Exercise		666,978

(a)	Certain conversion and exercise prices are subject to adjustment under certain circumstances and have been adjusted for our 1-for -22.4 reverse stock split.

Significant Ownership of our Stock

As of September 30, 2007, Lyford beneficially owned approximately 30% of the combined voting power of our common stock. Lyford is in a position to exercise significant influence over the election of our board of directors and other matters.

Cash Flows

Net cash flow provided by operating activities during the nine months ended September 30, 2007 was $8.6 million, as compared to cash provided of $6.7 million in same period of 2006. Although our cash-adjusted earnings (which included Global) decreased during the 2007 period, and we used greater cash for our changes in working capital, the redemption of $5 million in short-term investments as opposed to investing $3.0 million during the prior year more than offset these decreases in cash. The increased use of cash for changes in our working capital resulted in a more favorable current ratio at September 30, 2007. Our cash and marketable securities on hand at September 30, 2007 totaled approximately $23.3 million.

Net cash used in financing activities during the first nine months of 2007 totaled approximately $559 thousand due primarily to the purchase of approximately 43 thousand shares of our common stock and the payment of our Series M preferred dividends. Net cash used in investing activities during the first three quarters of 2007 totaled approximately $10.8 million and was primarily comprised of approximately $8.7 million in capital expenditures and acquisitions and $3.9 million spent to purchase 8.3 million additional common shares of Spitfire offset by approximately $1.5 million received from the proceeds from the sale of certain of our available for sale investments during first quarter 2007.

Obligations and Commitments

Oil, Natural Gas and Coalbed Methane Commitments – During the nine months ended September 30, 2007, we expended approximately $8.6 million of capital expenditures for our oil, gas and coalbed methane properties. The majority of these capital expenditures were associated with the development of our interests in the Creole field in Cameron Parish, Louisiana, the East Lake Verret field in Assumption Parish, Louisiana, the East Allen Ranch field in Colorado County, Texas and workovers at Main Pass field, as well as continuing additions associated with our coalbed methane projects. We expect to fund the remaining 2007 capital expenditures with available cash on hand and through projected cash flow from operations in 2007. Possible weakening commodity prices, a decline in drilling success or substantial delays in bringing on production from wells drilled could cause reduced projected 2007 expenditures. However, our planned capital expenditures for 2007 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in us losing certain prospect acreage or reducing its interest in future development projects.

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

We recognize the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. At September 30, 2007, our asset retirement obligation liability totaled approximately $5.1 million.

From time to time, we provide for reserves related to contingencies when a loss is probable and the amount is reasonably estimable. In addition to the above commitments, during 2007 and afterward, government authorities under our Louisiana state leases and other North American operators may also request us to participate in the cost of drilling additional exploratory and development wells. We may fund these future expenditures at their discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on factors out of our control, such as the timing of the request, the depth of the wells and the location of the property. Our discretionary capital expenditures for 2007 will be curtailed if we do not have sufficient funds available. If we do not have sufficient funds or otherwise choose not to participate, we may experience a delay of future cash flows from proved undeveloped oil and gas reserves. Such expenditure curtailments could also result in us losing certain prospect acreage or reducing our interest in future development projects. As of September 30, 2007, we had no material purchase obligations.

Also in addition to these contractual obligations, we have written put options which may expose us to future obligations.

Off-Balance Sheet Arrangements — As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2007, we were not involved in any unconsolidated SPE transactions. We have no off-balance sheet arrangements.

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

The following table summarizes our total potential obligations under our written derivative contracts as of September 30, 2007 (in thousands):

	Contractual Expiration		Total Notional/Maximum
	2007	2008	Amount	Fair Value
Written put options	—	$10,900	$10,900	$271

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred  during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to vigorously defend Exxon’s claims for additional monies, and to seek recoupment of any monies not due. On August 10, 2007 we filed and served on Exxon our Answer, Affirmative Defenses and Reconventional Demand (the “Answer”). In our Answer we include various defenses and arguments including our position that Exxon knew or should have known that payout of State Lease 14589 #2 well had occurred in our about September 2000 and that as a result, Exxon’s claims, or portions thereof, are barred. In the event we do not prevail in our defense of Exxon’s claims for additional monies, we have accrued funds that we estimate sufficient for our proportionate share of any amounts that may become due. Further, our outside attorneys have established support for us to collect the interest owners’ share of the interest claim either through cash calls, or failing that, offset rights from future production on the State Lease 14589 #2 well and other Lake Raccourci wells, if necessary. While the ultimate result of this dispute remains uncertain, we believe the result will not have a material impact on our financial results.

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

On June 23, 2007, we received a notice of dispute from the Plaintiff advising that Plaintiff intended to pursue resolution of this matter through arbitration. On October 11, 2007, we and the Plaintiff entered into a Settlement Agreement and executed mutual releases wherein all claims related to touching upon the August 10, 2004 fee Agreement are fully released in exchange for our payment of $112,500 to the Plaintiff. The resolution of this matter did not have a material impact on our financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           The following table provides information about purchases by us during the three months ended September 30, 2007, of our Common Stock.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 through July 31, 2007	—	$—	—	769,959
August 1, 2007 through August 31, 2007	—	$—	—	769,959
September 1, 2007 through September 30, 2007	15	$9.96	15	769,944
Total	15	$9.96	15	769,944

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit

3.1	Restated Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.1 to Harken’s Form 10-K dated February 28, 2006, File No. 1-10262, and incorporated herein by reference).

3.2

Certificate of Amendment to Restated Certificate of Incorporation of Harken Energy Corporation dated June 4, 2007 (filed as Exhibit 3.2 to HKN’s Form 10-Q dated August 7, 2007, File  No. 1-10262, and incorporated by reference herein).

3.3

Amended and Restated Bylaws of Harken Energy Corporation (filed as Exhibit 3.7 to Harken’s Annual Report on Form 10-K for fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

4.1

Form of certificate representing shares of HKN, Inc. common stock, par value $.01 per share (filed as Exhibit 4.1 to HKN's Form 10-Q dated August 7, 2007, File No. 1-10262, and incorporated by reference herein).

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

HKN, Inc.
(Registrant)

Date: November 6, 2007	By:	/s/ Anna M. Williams
Vice President-Finance and
Chief Financial Officer