Form 10-K
period 2007-12-31
HKN, Inc.
filed 2008-02-21
CIK 313478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Registrant’s telephone number, including area code (817)424–2424

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐         Accelerated filer ☑         Non-accelerated filer ☐         Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☑ No

The aggregate market value of the voting Common Stock, par value $0.01 per share, held by non affiliates of the Registrant as of June 30, 2007 was approximately $69 million. For purposes of the determination of the above stated amount only, all directors, executive officers and 5% or more stockholders of the Registrant are presumed to be affiliates.

The number of shares of Common Stock, par value $0.01 per share, outstanding as of February 1, 2008 was 9,747,537.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of this fiscal year covered by this report, are incorporated by reference in Part III of this report.

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

PART I

ITEM 1. BUSINESS

Overview

We are an independent energy company engaged both in the development and production of crude oil, natural gas and coalbed methane assets and in the active management of investments in energy industry securities and futures traded on domestic and international securities exchanges.  Our strategy includes:

•                  Deploying assets into energy-based opportunities that will build annual measurable value and/or cash flow,

•                  Optimizing the value of our assets through collective expectations and objectives, and;

•                  Monetizing assets that have reached their full potential, that do not have an expectation of near-term value enhancement or that represent a disproportionate concentration of value in one asset.

In June 2007, we effected a one-for-22.4 reverse stock split that has been retroactively reflected in this Annual Report.

We were incorporated in 1973 in the State of California and reincorporated in 1979 in the State of Delaware. Our corporate offices are located at 180 State Street, Suite 200, Southlake, Texas 76092. Our telephone number is (817) 424-2424, and our web site is accessed at www.hkninc.com. We make available, free of charge, on our website, our Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Audit Committee Charter and Nominating and Corporate Governance Committee Charter as well as our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as is reasonably practical after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC).

Oil and Gas Development and Production Operations

Our oil and gas operations consist of development and production efforts in the United States, principally in the onshore and offshore Gulf Coast regions of South Texas and Louisiana.  During the three years ended December 31, 2007, we drilled or participated in the drilling of 25 oil and gas wells in North America, completing 18 of the wells drilled. During 2007, we drilled or participated in the drilling of 5 exploratory and development wells and successfully completed 4 of those wells. As of December 31, 2007, we operate or own a non-operating working interest in 66 oil wells, 68 gas wells and 12 injection wells in the Gulf Coast area of the United States.  All of our proved oil and gas reserves are concentrated in the Gulf Coast region of Louisiana and Texas.

Prospect Acreage - In addition to the producing property interests discussed above, we own, through certain wholly-owned subsidiaries, interests in a variety of domestic prospect acreage in the Creole, East Lake Verret and Lapeyrouse fields of Cameron, Assumption and Terrebonne Parishes, respectively, in Louisisana.

See Note 15 – “Other Information” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for financial information about our oil and gas interests.

Oil and Gas Customers

During 2007, three domestic customers, Shell, Chevron and Noble, purchased approximately 60% of our consolidated oil and gas sales. During 2006, two domestic customers, Shell and Chevron, purchased approximately 35% of our consolidated oil and gas sales. During 2005, two domestic customers, Shell and Cinergy, purchased approximately 17% of our consolidated sales.

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

Oil and Gas Properties and Locations

Production and Revenues – See also Note 17 – “Oil and Gas Disclosures” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for certain information about our proved oil and gas reserves.  A summary of our ownership in our most significant producing properties at December 31, 2007 is as follows:

	Average Working Interest	Average Revenue Interest
Lake Raccourci – Domestic	40%	28%
Lapeyrouse – Domestic	14%	9%
Raymondville – Domestic	27%	19%
Main Pass Block 35 – Domestic	90%	72%
Allen Ranch, Texas – Domestic	11%	8%

The following table shows, for the periods indicated, operating information attributable to our North American oil and gas interests:

	Year Ended December 31,
	2003	2004	2005	2006	2007
Production:
Natural Gas (Mcf)	2,074,000	1,739,000	1,266,000	1,712,000	986,000
Oil (Bbls)	237,000	181,000	135,000	167,000	172,000
Revenues:
Natural Gas	$11,223,000	$10,745,000	$10,768,000	$12,381,000	7,881,000
Oil	7,206,000	7,270,000	7,086,000	10,769,000	12,538,000
Total	$18,429,000	$18,015,000	$17,854,000	$23,150,000	$20,419,000

Unit Prices:
Natural Gas (per Mcf)	$5.41	$6.18	$8.51	$7.23	$7.99
Oil (per Bbl)	$30.39	$40.06	$52.62	$64.30	$72.95
Production costs per equivalent Mcfe	$2.01	$1.90	$3.05	$3.58	$4.29
Amortization per equivalent Mcfe	$1.48	$2.38	$2.78	$3.26	$2.72

Acreage and Wells -- At December 31, 2007, we owned interests in the following oil and gas wells and acreage.

	Gross Wells		Net Wells		Developed Acreage		Undeveloped Acreage
State	Oil	Gas	Oil	Gas	Gross	Net	Gross	Net
Texas	-	31	-	5.94	4,001	840	9,678	1,879
Louisiana	66	37	55.87	7.62	8,261	2,629	13,742	4,049
Other	-	-	-	-	-	-	1,852	1,200
Total	66	68	55.87	13.56	12,262	3,469	25,272	7,128

Drilling Activity - A well is considered “drilled” when it is completed. A productive well is completed when permanent equipment is installed for the production of oil or gas.  A dry hole is completed when it has been plugged as required and its abandonment is reported to the appropriate government agency. The following tables summarize certain information concerning our drilling activity:

	Number of Gross Wells Drilled
	Exploratory		Developmental		Total
	Productive	Drilled	Productive	Drilled	Productive	Drilled
2005	5	8	3	3	8	11
2006	2	5	4	4	6	9
2007	2	3	2	2	4	5
Total	9	16	9	9	18	25

	Number of Net Wells Drilled
	Exploratory		Developmental		Total
	Productive	Drilled	Productive	Drilled	Productive	Drilled
2005	0.75	0.93	0.16	0.16	0.91	1.09
2006	0.20	0.52	0.76	0.76	0.96	1.28
2007	0.33	0.44	0.30	0.30	0.63	0.74
Total	1.28	1.89	1.22	1.22	2.50	3.11

Coalbed Methane Prospects – Indiana and Ohio

At December 31, 2007, we currently hold three coalbed methane exploration and development agreements in Indiana and Ohio. Two prospects provide for an area of mutual interest of approximately 400,000 acres and one provides for approximately 20,000 acres. The agreements provide for a phased delineation, pilot and development program, with corresponding staged expenditures. Contracted third parties with a long track record in successful coalbed methane development provide expert advice for these projects.  We are actively continuing the development of these projects through pilot well projects and evaluation studies in accordance with the exploration and development agreements.

Other Energy-Based Investments

During 2007, through our treasury activities, we engaged in the active management of investments in energy industry securities traded on domestic securities exchanges.  We strive to obtain favorable investment returns by diversifying investment holdings within the energy sector and balancing risk exposures. As a result of our trading activities in 2007, we realized net trading gains of $862 thousand on the closed positions on our common stock and common stock derivatives. Also related to these trading activities, we received net cash proceeds of $2.0 million upon entering into new trading positions during the period.  At December 31, 2007, we had terminated all our common stock and common stock derivative contracts used for trading purposes; therefore we had no total potential obligations or exposure associated with such instruments. See “Note 2 - Investments” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for financial information regarding our trading activities.

International Energy Investment – Global Energy Development PLC

At December 31, 2007, we held an investment in Global Energy Development PLC (“Global”) through our ownership of approximately 34% of Global’s ordinary shares. We account for our ownership of Global shares as a cost method investment. Global is a petroleum exploration and production company focused on Latin America. Global’s shares are traded on the AIM, a market operated by the London Stock Exchange.  See “Note 2 - Investments” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further information. Additional information regarding Global’s operations may be found on their website, www.globalenergydevelopmentplc.com.

Canadian Energy Investment – Spitfire Energy, Ltd.

In December 2006, we acquired 2.6 million common shares and 1.3 million warrants to acquire common shares of Spitfire Energy, Ltd. (“Spitfire”) through a private placement for investment purposes at a total cost of $2.3 million. During 2007, we acquired an additional 8.3 million shares of Spitfire common stock in the market and through a private placement for investment purposes for a total of $3.9 million.  At December 31, 2007, our common share holdings in Spitfire represent approximately 25% of the currently outstanding Spitfire common shares. Spitfire is an independent public company (TSX-V: SEL) actively engaged in the exploration, development and production of crude oil, natural gas and natural gas liquids in Western Canada.  Additional information may be found at the Spitfire website, www.spitfireenergy.com.  We are currently evaluating strategic alternatives regarding additional investments in Canadian junior oil and gas companies. See “Note 2 - Investments” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Employees

At December 31, 2007, we had 17 employees. We have experienced no work stoppages or strikes as a result of labor disputes and consider relations with our employees to be satisfactory. We maintain group medical, dental, surgical and hospital insurance plans for our employees.

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

Our oil and gas reserve information is based upon criteria prepared in accordance with Rule 4-10 of Regulation S-X, and reflects only estimates of the accumulation of oil and gas and the economic recoverability of those volumes.  Our future production, revenues and expenditures with respect to such oil and gas reserves could be different from estimates, and any material differences may negatively affect our business, financial condition and results of operations.

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

The estimated discounted future net cash flows described in this Annual Report for the year ended December 31, 2007 should not be considered as the current market value of the estimated oil and gas reserves attributable to our properties from proved reserves.  Such estimates are prepared in compliance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. 69, and, as such, are based on prices and costs as of the date of the estimate, while future prices and costs may be materially higher or lower.  The Standard requires that we report our oil and natural gas reserves using the price as of the last day of the year. Using lower values in forecasting reserves will result in a shorter life being given to producing oil and natural gas properties because such properties, as their production levels are estimated to decline, will reach an uneconomic limit, with lower prices, at an earlier date.  There can be no assurance that a decrease in oil and gas prices or other differences in our estimates of its reserve will not adversely affect our financial condition and results of operations.

If the market value of our investments in Global and Spitfire continue to decrease, the value of our common stock could be negatively impacted.

At December 31, 2007, we hold investments in both Global and Spitfire through our ownership of approximately 34% and 25%, respectively, of their outstanding ordinary shares.  Both investments represent a substantial part of our balance sheet at December 31, 2007.  The market value of both Global’s and Spitfire’s common shares decreased during 2007.  Even though we believe the decrease in the value of their common shares is temporary, there can be no assurance that their common stock will not continue to decline in the future. The potential decrease in the value of their common stock could adversely affect our financial statements and the value of our common stock.

One of our shareholders owns a significant amount of our common stock and exercises significant control over us.

As of December 31, 2007, Lyford Investments Enterprises Ltd. (“Lyford”) beneficially owned approximately 31% of the combined voting power of our outstanding common stock. Lyford is in a position to significantly influence decisions with respect to:

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

Risks associated with our crude oil and natural gas operations:

Our future success depends on our ability to find, develop and produce oil and gas reserves.

As is generally the case, our producing properties in the Gulf of Mexico and the onshore Gulf Coast often have high initial production rates, followed by steep declines. To maintain production levels, we must locate and develop or acquire new oil and gas reserves to replace those depleted by production. Without successful exploration or acquisition activities, our reserves, production and revenues will decline rapidly. We may be unable to find, develop or produce additional reserves at an acceptable cost. In addition, substantial capital is required to replace and grow reserves. If lower oil and gas prices or operating constraints or production difficulties result in our cash flow from operations being less than expected, we may be unable to expend the capital necessary to locate and develop or acquire new oil and gas reserves.

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

The proved reserve information set forth in this report is based on estimates we prepared In accordance with the definition of proved reserves set forth by Generally Accepted Accounting Principles.

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

The results of our operations are highly dependent upon the prices received for our oil and natural gas production. Substantially all of our sales of oil and natural gas are made in the spot market, or pursuant to contracts based on spot market prices, and not pursuant to long-term, fixed-price contracts.  Accordingly, the prices received for our oil and natural gas production are dependent upon numerous factors beyond our control. These factors include the level of consumer product demand, governmental regulations and taxes, the price and availability of alternative fuels, the level of foreign imports of oil and natural gas and the overall economic environment.  Significant declines in prices for oil and natural gas could have a material adverse effect on our financial condition, results of operations and quantities of reserves recoverable on an economic basis.  Any significant decline in prices of oil or gas could have a material adverse effect on our financial condition and results of operations.  Recently, the price of oil and natural gas has been volatile.  For example, during 2007, based on NYMEX pricing, the price for a bbl of oil ranged from a high of $98.18 to a low of $50.48 and the price for a Mcf of gas ranged from a high of $8.42 to a low of $5.43.

Our operations require significant expenditures of capital that may not be recovered.

We require significant expenditures of capital in order to locate and develop producing properties and to drill exploratory and exploitation wells.  In conducting exploration, exploitation and development activities from a particular well, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, exploitation, development and production activities to be unsuccessful, potentially resulting in abandoning the well.  This could result in a total loss of our investment.  In addition, the cost and timing of drilling, completing and operating wells is difficult to predict.

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

We are subject to operating hazards normally associated with the exploration and production of oil and gas, including blowouts, explosions, oil spills, cratering, pollution, earthquakes, hurricanes, labor disruptions and fires.  The occurrence of any such operating hazards could result in substantial losses to us due to injury or loss of life and damage to or destruction of oil and gas wells, formations, production facilities or other properties.  We maintain insurance coverage limiting financial loss resulting from certain of these operating hazards.  We do not maintain full insurance coverage for all matters that may adversely affect our operations, including war, terrorism, nuclear reactions, government fines, treatment of waste, blowout expenses and business interruptions.  Losses and liabilities arising from uninsured or underinsured events could reduce our revenues or increase our costs. There can be no assurance that any insurance will be adequate to cover losses or liabilities associated with operational hazards.  We cannot predict the continued availability of insurance, or its availability at premium levels that justify its purchase.

Oil and gas wells particularly in certain regions of the United States could be hindered by hurricanes, earthquakes and other weather-related operating risks.

Our operations in the Texas and Louisiana Gulf Coast area are subject to risks from hurricanes and other natural disasters. Damage caused by hurricanes, earthquakes or other operating hazards could result in substantial losses to us. In the past, our oil and gas operations have been affected by tropical storms and hurricanes on occasion resulting in reduced oil and gas volumes during those periods.  See “Risk Factors — We may encounter operating hazards that may result in substantial losses.”

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

Risk factors associated with our investment activities:

Our investment activities may cause us to become a registered investment company

We hold investments in the common shares of both Global and Spitfire.  We are also involved in the active management of investments in energy industry securities traded on domestic securities exchanges.  We may become subject to registration under the Investment Company Act of 1940 if our ownership of investment securities should exceed a specified amount of our total assets.  Although we do not expect to become subject to this statute in the foreseeable future, becoming a registered investment company would restrict our ability to offer services to our portfolio investments, increase our administrative costs and otherwise adversely affect the ability to operate our business.

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

Our trading activities expose us to risk of loss.

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

For example, our common stock price has fluctuated from a high of $21.28 per share to a low of $8.05 per share over the three years ended December 31, 2007.  This volatility may affect the market value of our common stock in the future.  See Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Future sales of our common stock may affect the market price of our common stock.

There are currently several registration statements with respect to our common stock that are effective, pursuant to which certain of our stockholders may sell shares of common stock.  Any such sale of stock may also decrease the market price of our common stock.

Any conversions of our Series G1 Preferred, Series G2 Preferred or Series M Preferred Stock or exercise of warrants issued to holders of our Series L and Series M Preferred Stock involving a large issuance of shares of our common stock could result in a dilution of stockholders’ ownership percentage of our common stock and may result in a decrease in the market value of our common stock.  In addition, we may elect to issue a significant number of additional shares of common stock for financing or other purposes, which could result in a decrease in the market price of our common stock.

We have issued shares of preferred stock with greater rights than our common stock and may issue additional shares of preferred stock in the future.

We are permitted under our charter to issue up to 10 million shares of preferred stock.  We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders.  Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock.  At December 31, 2007, we had outstanding 1,600 shares of Series G1 Preferred, 1,000 shares of Series G2 Preferred and 44,000 shares of Series M Preferred. These shares of preferred stock have rights senior to our common stock with respect to dividends and liquidation.  In addition, such preferred stock may be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price of our common stock. At December 31, 2007, each share of Series G1 Preferred, Series G2 Preferred and Series M Preferred, may be converted into shares of common stock at conversion prices of $280.00, $67.20 and $13.22 per share of common stock, respectively, for each $100.00 liquidation value of a share of such preferred stock, plus the amount of any accrued and unpaid dividends.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

See Item 1. “Business” for discussion of oil and gas properties and locations.

We have offices in Southlake and Houston, Texas. We lease approximately  4,062 square feet in Southlake, Texas, which lease runs through April 2008 and approximately 10,510 square feet of office space in Houston, Texas, which lease runs through January 1, 2012. The average annual cost of our leases is approximately $360 thousand. See “Liquidity and Capital Resources – Obligations and Commitments – Consolidated Contractual Obligations” contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3. LEGAL PROCEEDINGS

Exxon Litigation – Exxon Mobil Corporation v. XPLOR Energy SPV-I, Inc. filed in the 17th Judicial District Court for the Parish of LaFourche, State of Louisiana; Case No. 106838.  On July 3, 2007, Exxon Mobil Corporation (“Exxon”) filed a Petition for Damages against XPLOR Energy SPV-I, Inc. (“Xplor”), alleging that Exxon is entitled to $960 thousand in interest related to an after payout working interest retained by Exxon in Xplor’s State Lease 14589 #2 well in the Lake Raccourci field.  As previously reported, in December 2006, Exxon undertook a joint interest audit of Xplor’s accounts related to the State Lease 14589 # 2 well.   We acquired our ownership in the State Lease 14589 #2 well in the Lake Raccourci field as part of our acquisition of Xplor in 1999.  Exxon had retained certain override and after payout interests on the State Lease 14589 #2 well pursuant to a 1995 Farmout Agreement and a 1998 Sublease Agreement with Xplor.

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

On August 10, 2007 we filed and served on Exxon our Answer, Affirmative Defenses and Reconventional Demand (the “Answer”).  On January 30, 2008 Exxon and Xplor, on its behalf and on behalf of the working interest owners, reached a settlement with Exxon.  The settlement terms included Exxon’s agreement to dismiss the lawsuit and to release of all related claims in exchange for a one time lump sum payment of $800 thousand. Xplor’s net share of the settlement amount was approximately $320 thousand with the remaining working interests contributing their net share of the settlement payment.   The resolution of this matter did not have a material impact on our financial results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Since March 1991 and until June 2007, our common stock has been listed on the American Stock Exchange and traded under the symbol HEC. In June 2007, the trading symbol of our common stock was changed to the symbol HKN. At December 31, 2007, there were 374 holders of record of our common stock.

The following table sets forth, for the periods indicated, the reported high and low closing sales prices of our common stock on the American Stock Exchange Composite Tape, as restated for the effect of the one-for-22.4 reverse stock split effected in June 2007.

		Prices
		High	Low

2006 --	First Quarter	$18.59	$13.89
	Second Quarter	21.28	13.22
	Third Quarter	15.01	11.87
	Fourth Quarter	13.44	11.20
2007 --	First Quarter	$11.87	$8.96
	Second Quarter	10.66	8.29
	Third Quarter	11.70	8.80
	Fourth Quarter	10.41	8.05

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

For discussion of dividends paid to holders of our preferred stock and the terms of our preferred stock outstanding, see Part II, Item 8, “Notes to Consolidated Financial Statements, Note 9 – Redeemable Preferred Stocks and Note 11 – Stockholders’ Equity.”

Equity Compensation Plans

We have no equity compensation plans. There are no shares currently authorized for issuance related to equity compensation.

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

The graph below compares the cumulative total stockholder return on the Common Stock for the last five fiscal years with the cumulative total return on the S&P 500 Index and the Dow Jones Exploration and Production Index over the same period (assuming the investment of $100 in the Common Stock, the S&P 500 Index and the Dow Jones Secondary Oils Stock Index on December 31, 2002 and reinvestment of all dividends).

Comparison of Cumulative Total Return

Assumes Initial Investment of $100 on December 31, 2002

Information on Share Repurchases

The following table provides information about purchases by us pursuant to our previously announced buyback program during the three months ended December 31, 2007, of our Common Stock:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Programs
October 1, 2007 through October 31, 2007	-	$-	-	769,944
November 1, 2007 through November 30, 2007	5,200	$8.39	5,200	764,744
December 1, 2007 through December 31, 2007	20,338	$8.59	20,338	744,406
Total	25,538	$8.55	25,538	744,406

ITEM 6.  SELECTED FINANCIAL DATA

The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”: and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	December 31,
	2003	2004	2005	2006 (3)	2007 (3)
	(in thousands, except for share amounts)
Operating Data:

Revenues and other	$27,121	$29,629	$40,062	$30,273	$24,298
Net income/(loss) before cumulative effect of change in accounting principle	$(419)	$(18,184)	$42,655	$13	$3,229
Net income/(loss)	$(1,232)	$(18,184)	$42,655	$(855)	$3,229
Net income/(loss) attributed to common stock	$1,897	$(18,699)	$42,068	$(2,244)	$2,965
Basic income/(loss) per common share: (1)
Net income/(loss) before cumulative effect of change in accounting principle	$0.54	$(2.08)	$4.30	$(0.14)	$0.30
Net income/(loss)	$0.38	$(2.08)	$4.30	$(0.23)	$0.30
Diluted income/(loss) per common share: (1)
Net income/(loss) before cumulative effect of change in accounting principle	$(0.51)	$(2.08)	$3.95	$(0.14)	$0.30
Net income/(loss)	$(0.67)	$(2.08)	$3.95	$(0.23)	$0.30

Balance Sheet Data:

Current assets	$18,586	$38,460	$62,662	$41,589	$30,015
Current liabilities	11,696	17,824	19,045	12,627	5,482
Working capital	$6,890	$20,636	$43,617	$28,962	$24,533
Total assets	$82,466	$109,575	$156,163	$125,035	$110,465
Long-term obligations:
Convertible notes payable	$3,673	$6,911	$-	$-	$-
Share based compensation liability	-	6,120	10,687	-	-
Senior secured notes	2,020	-	-	-	-
Global senior convertible notes	-	-	12,500	-	-
Accrued preferred stock dividends	3,239	-	-	-	10
Asset retirement obligation	6,305	5,954	6,301	7,407	5,187
Deferred income taxes	-	-	-	-	20
Global warrant liability	651	14,858	-	-	-
Total	$15,888	$33,843	$29,488	$7,407	$5,217
Stockholders’ equity	$51,481	$49,532	$90,267	$105,001	$99,766
Series G1 preferred stock outstanding (2)	325,000	14,000	1,600	1,600	1,600
Series G2 preferred stock outstanding (2)	62,000	2,000	1,000	1,000	1,000
Series G3 preferred stock outstanding	77,000	-	-	-	-
Series G4 preferred stock outstanding	-	78,000	-	-	-
Series J preferred stock outstanding	-	50,000	-	-	-
Series L preferred stock outstanding	-	10,000	-	-	-
Series M preferred stock outstanding (2)	-	50,000	50,000	44,000	44,000
Basic weighted average common shares outstanding (1)	5,031,011	9,004,564	9,793,296	9,952,742	9,799,332

(1)	Per share amounts and weighted average common shares outstanding calculations reflect the impact of a one-for-22.4 reverse stock split which was effective June 2007.

(2)	See “Notes to Consolidated Financial Statements, Note 11 - Stockholders’ Equity and Note 9 - Redeemable Preferred Stocks” contained in Part II, Item 8, for further discussion of our preferred stock.

(3)	During 2006, we deconsolidated Global from our financial Statements. See “Notes to Consolidated Financial Statements, Note 2 - Investments” contained in Part II, Item 8, for further discussion.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist you in understanding our business and the results of our operations.  It should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this report.  Certain statements made in our discussion may be forward looking.  Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations.  See “Cautionary Statements” at the beginning of this report on Form 10-K for additional discussion of some of these risks and uncertainties.  Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing HKN, Inc. and its consolidated subsidiaries on a consolidated basis.

BUSINESS OVERVIEW

Our strategy is to enhance value for our stockholders through the development of a well-balanced portfolio of energy-based assets.  Our Gulf Coast oil and gas assets and our coalbed methane prospects provide a large inventory of both high and low-risk projects and high-potential exploration long-term opportunities.  Our active management of investments in energy industry securities and futures traded on domestic and international securities exchanges provided us with high-yield returns and cash flow in 2007.  In 2008, we will focus on:

•                  Deploying assets into energy-based opportunities that will build annual measurable value and/or cash flow

•                  Optimizing the value of our assets through collective expectations and objectives, and;

•                  Monetizing assets that have reached their full potential, that do not have an expectation of near-term value enhancement or that represent a disproportionate concentration of value in one asset.

Consistent with our strategy to deploy assets into energy-based opportunities, in 2007, we increased the level of our assets associated with our trading activities. We held approximately $8.8 million outstanding in average notional value in our trading portfolio during 2007. Also during 2007, we increased our level of ownership in Spitfire Energy Ltd. (“Spitfire”), a junior oil and gas exploration company in Canada.  We believe these actions enhanced the balance of our energy portfolio by adding additional energy-based diversified opportunities.

Consistent with our strategy to develop and optimize our longer-term assets, in 2007, we invested approximately $10 million and $1.0 million, respectively, of capital expenditures into our Gulf Coast oil and gas properties and coalbed methane prospects.  Our proved reserve volumes associated with our Gulf Coast oil and gas assets increased from 3.0 million barrels of oil equivalent (“boe”) at December 31, 2006 to 3.2 million boe at December 31, 2007. The discounted value of our proved reserves increased by over 84% to approximately $94 million at December 31, 2007 compared to the prior year period. The majority of the increase in value was associated with increased oil and gas pricing.

During 2007, we were able to monetize certain of our oil and gas properties at auction for net cash proceeds of approximately $1.3 million.  We believe these assets had reached full potential of their near-term value.

Financial Highlights

Significant financial highlights in 2007 include the following:

▪         Profitable operations accomplished with a net income of $3.2 million.

▪         Successful trading activities earning realized trading gains of $862 thousand and an annualized rate of return of approximately 10%.

▪         Improved discounted proved oil and gas reserve values of $94 million, an increase of 85% as compared to prior year.

▪         Decreased depletion rate per unit as a result of increased reserve volumes.

▪         Successful completion of the first phase of pilot wells at our Indiana-Posey coalbed methane prospect. This pilot tested one of six coal seam targets identified in the Posey area.  Pilot results indicated higher gas content and better permeability than our core work analysis completed in 2005.  Promising pilot results resulted in our election to proceed to the next phase of pilot wells.

▪         Successful completion of first phase of core work on our Ohio-Triangle coalbed methane prospect.

▪         Significant progress on increasing the profitability and value of our operated Main Pass 35 field.

Gulf Coast Oil and Gas Properties

During 2007, our results of operations reflect increased oil revenues through the benefit of increased oil production primarily from our Main Pass 35 field as well as strong oil commodity prices. Our natural gas revenues declined in 2007 compared to the prior year due to production losses as a result of lower than anticipated non-operated well workover and drilling activity from our partners. Substantially all of our production is concentrated in eight oil and gas fields along the onshore and offshore Texas and Louisiana Gulf Coast.

Our revenues are primarily derived from sales from our oil and gas properties. Approximately 56% of our production comes from our operated properties all located in the United States. These revenues are a function of the oil and gas volumes produced and the prevailing commodity price at the time of production, and certain quality and transportation discounts. The commodity prices for crude oil and natural gas as well as the timing of production volumes have a significant impact on our operating income. During 2007, our oil and gas revenues were comprised of approximately 61% oil sales and 39% natural gas production.  As of December 31, 2007, our net domestic production rate was averaging approximately 1,000 barrels of oil equivalent (“boe”) per day.

The following field data updates the status of our operations through December 31, 2007:

Main Pass, Plaquemines Parish – Louisiana

We have a 90% interest in Main Pass and are the field operator. This field contains a seven-platform facility complex including separation, injection, compression, processing and transportation terminals for oil, water and gas.  The field also contains 76 wellbores (69 oil and 7 saltwater disposal), of which 31 are active, and an eight mile oil transport line with pump facilities.  Our Main Pass 35 facility is located approximately two miles offshore in the Gulf Coast of Louisiana.  Production has been increased to approximately 525 gross boe per day in 2007.  The production increase is attributable to all compressors being operational and the successful completion of repairs to three wells. During 2007, we were able to increase certain production and handling fees associated with the throughput of third-party volumes into our Main Pass facility.  A third-party engineering firm has been assigned to assess additional operations to further increase production in the Field. We continue our geological and geophysical study in the area, utilizing our license to 21 square miles of 3D seismic data, covering the area held by production leases.

Lapeyrouse Field, Terrebonne Parish – Louisiana

We hold an average non-operated working interest of approximately 18.26 % in the production from nine wells in this field. Current gross field production is averaging approximately 800 boe per day.  In 2007, the operator of this field changed. The new operator began diagnostic efforts late in 2007 to return shut-in wells to production via possible recompletion designs. The first of two compression facilities were installed late in 2007.

Lake Raccourci Field, Lafourche Parish – Louisiana

We hold an average 40% operated working interest in each of our Lake Raccourci wells. Gross production for this field averaged 800 boe per day in 2007 as gas lift repair efforts late during the year proved successful in returning the major oil producing well back to uninterrupted production. Current gross field production is 750 boe per day.

Point-a-la-Hache Field, Plaquemines Parish – Louisiana

We maintain a 25% operated working interest in one producing well in this field. Average gross production for 2007 was 100 boe per day.

Creole Field, Terrebonne Parish - Louisiana

We acquired a 15% non-operated working interest in this offshore field in late 2006. The field included a producing dual-completed well with facilities which averaged 110 boe  per day as of December 31, 2007.

Both wells that were drilled in 2007 were tied in and began producing in the third quarter of 2007. Multiple stacked pays in these wells indicate favorable future recompletion potential. Gross daily production from the three wells (six completions) averaged 492 boe per day during the fourth quarter 2007.

East Lake Verret, Assumption Parish – Louisiana

We have an average 5% non-operated working interest in this field. Our first development well on this project was successfully completed and placed into production in the first quarter 2007 averaging 123 gross boe per day. A second well was spud at year-end 2006 and was also completed in the first quarter 2007. This well encountered multiple stacked pays and was tested in the initial zone for nearly 583 gross barrels of oil per day and was put on production in the second quarter 2007. Due to stacked pays, favorable recompletion potential is expected in the future productive life of these wells. The operator proposed the drilling of a third well in the third quarter, but we declined participation after deeming the prospect did not meet our risk/reward criteria. Gross daily production from both wells averaged 428 boe per day during the fourth quarter 2007.

Point-au-Fer Field, Terrebonne Parish – Louisiana

We own a 12.5% non-operated working interest in this approximate 56 square mile area. Gross production for this field is approximately 317 boe per day. Several prospects have been identified in the area, and we expect to have additional drilling and workover activity in 2008.

BP 2D Texas Gulf Coast Project, Various Counties -  Texas

The first shallow Yegua well in the project, the Boquillas # 1, was spud early in the fourth quarter of 2007.  A number of other locations have been identified and a drilling program will be determined pending the results of this initial well.

An 85 square mile 3D seismic survey in the northeastern portion of the project area has been proposed, but we declined participation after deeming the 3D portion of the project did not meet our risk/reward criteria.

Allen Ranch Field, Colorado County – Texas

We own an 11.25% non-operated working interest in this area. Gross production for this field averaged 400 boe per day early in 2007 primarily from the  initial well, the Hancock Gas Unit # 1 which is the only well currently producing from the field. After demonstrating significant commercial production in several horizons, the Hancock Gas Unit #2, was damaged in the course of a remedial workover. Remedial activity to remove debris was performed early in 2007 and mechanical failures were determined. Despite this setback, we continue to be aggressive in further developing this field. As planned, the first of two field extension wells was drilled in the second quarter 2007 and completed in the third quarter 2007. Gas facilities/pipeline tie in efforts are underway with production to commence in first quarter 2008. Due to a change in operator, a fracture stimulation of this well is planned for first quarter 2008.

Oil and Gas Industry Outlook

During 2007, prices for crude oil increased to record or near-record levels.  Supply and geopolitical uncertainties resulted in significant price volatility.  New York Mercantile Exchange (NYMEX) futures price for Light Sweet crude oil averaged $71.47 per barrel for the year, with a high price of approximately $98.18 per barrel occurring in the fourth quarter of 2007. U.S. natural gas pricing remained steady during 2007.  NYMEX Henry Hub futures prices averaged $7.14 per million British thermal units (MMBtu) during 2007 as compared to $7.00 per MMBtu during 2006. NYMEX natural gas prices ended the year at $7.48 per MMBtu. The outlook for the commodity markets in 2008 calls for continued volatility. To mitigate uncertainties related to possible future price declines, we have entered into derivatives to hedge prices realized upon the sale of our future oil and gas production.

Coalbed Methane Prospects – Indiana and Ohio

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

On the Indiana Posey Prospect, we have completed Phase I – Core Samples work on the Indiana Prospect which consisted of obtaining and analyzing coal samples. Based on the positive outcome of the coring analysis, we elected into Phase II which consists of exploratory work.  During 2007, we drilled the first five pilot wells. All five pilot wells were completed with production testing for pump-down and pressure monitoring. With all lines and facility equipment in place, pump-down for desorption began in all five pilot wells. Also, a water disposal well was drilled and completed with water injection initiated in late 2007.  Some gas production has begun and is being used throughout the field for fuel gas needs.  The extent of water influx is under evaluation to enhance desorption efforts.

In October 2007, we elected to proceed with a second pilot well project. Following an evaluation period of these pilot wells, we will evaluate a Phase III – Development election and funding of a development well program as contemplated by the agreements.

On the Ohio Cumberland Prospect, we have completed Phase I – Core Samples work on the Ohio Prospect which consisted of obtaining and analyzing coal samples. With regard to Phase II, we made an additional $500 thousand prospect acquisition payment and intend to fund a $1.28 million project in 2008 for the first of two pilot well projects on the Cumberland Prospect.

On the Triangle Prospect Area in Ohio, the Phase I – Core Holes work was successfully completed during 2007. The core samples were desorbed, analyzed and permeability tested in late 2007. These results along with core results were evaluated by the operator and deemed to be positive in late 2007. We are currently evaluating a decision to proceed and fund a Phase II of pilot wells on this prospect in 2008.

INVESTMENT ACTIVITIES

During 2007, through our treasury activities, we engaged in the active management of investments in energy industry securities traded on domestic and international securities exchanges.  During 2007, we held a daily weighted average of approximately $8.8 million outstanding of notional value in a combination of exchange-traded common stock and options on futures contracts and common stocks.  At December 31, 2007, we had closed out of all open exchange-traded options and we had no notional value outstanding at year-end.  In 2008, we have continued our trading activity and entered into new positions in these financial instruments.

Common Stock and Futures Options

During the period ended December 31, 2007, we wrote exchange-traded options on securities and futures contracts associated with either the common stock of energy-related companies or price protection for company related oil and gas production. The options provide our counterparty with the right, but not the obligation,  to enter into a “long” position in the underlying security or futures contract, (in the case of a “call” option), or a “short” position in the underlying security or futures contract,  (in the  case  of a “put”  option),  at a fixed  price  up to a  stated expiration  date.  During the period ended December 31, 2007, we recognized net unrealized and realized gains of approximately $862 thousand for the writing of options and trading of common stocks. Also, related to these trading activities, we received net cash proceeds of $2.0 million upon entering into new trading positions during the year.

Also during the year ended December 31, 2007, we entered into exchange-traded options on futures contracts to provide price protection for our oil and gas production. During 2007, we recognized $182 thousand in net unrealized and realized losses on these instruments.

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

Monitoring the Portfolio

We monitor our portfolio on a daily basis to verify that there is no market or liquidity exposure level we consider not acceptable. We recalculate our estimates of gross aggregate cash exposure on a daily basis so that total notional value outstanding and cash on hand does not exceed $20 million.  At any time though, we may reduce our portfolio exposure by selling or terminating our positions.

INVESTMENT IN GLOBAL

At December 31, 2007 and 2006, we owned approximately 34% of Global’s ordinary shares. At December 31, 2007 and 2006, our investment in Global was equal to the market value of our 11.9 million shares of Global’s common stock as follows:

	December 31, 2007	December 31, 2006

Shares of Global Stock held by HKN	11,893,463	11,893,463
Closing Price of Global Stock	£0.84	£1.21
Foreign Currency Exchange Rate	1.9843	1.9586
Market Value of Investments in Global	$19,824,167	$28,186,389

The foreign currency translation adjustment of $107 thousand and the unrealized loss on investment of $8.5 million for these changes in market value between the two periods are recorded to other comprehensive income in stockholders’ equity at December 31, 2007.

For information on Global’s operations and financial statements, visit their website at www.globalenergyplc.com.

INVESTMENT IN SPITFIRE

In December 2006, we acquired 2.6 million common shares and 1.3 million warrants to acquire common shares of Spitfire through a private placement for investment purposes at a total cost of $2.3 million.  During 2007, we continued purchasing shares of Spitfire common stock in the market by acquiring 307 thousand shares at a total cost of $212 thousand. In August 2007, we acquired an additional 8 million common shares of Spitfire through a private placement for investment purposes for $3.7 million, increasing our current ownership of Spitfire to 10,906,500 shares. Subsequent to the issuance of these common shares, our common share holdings represented approximately 25% of the outstanding Spitfire common shares. Also in conjunction with this private placement, Spitfire extended the expiry date of the warrants held by us to August 1, 2010, and we obtained two seats on their board of directors.

As a result of our 25% ownership of Spitfire’s outstanding common shares and our two seats (out of a total of seven) on Spitfire’s board of directors, we gained the ability to exert significant influence over Spitfire’s operating and financial policies. Accordingly, we now reflect our investment in Spitfire as an equity method investment and have retroactively reflected the effect of the change in the accounting for our investment in Spitfire prior periods to present Spitfire as a step acquisition of an equity method investment. No goodwill was recorded as a result of this acquisition as any excess purchase price has been allocated to Spitfire’s oil and gas properties.

For information on Spitfire’s operations and financial statements, visit their website at www.spitfireenergy.com.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

Our consolidated financial statements have been prepared in accordance with U.S. GAAP which requires us to use estimates and make assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Our estimates and assumptions are based on historical experience, industry conditions and various other factors which we believe are appropriate. Actual results could vary significantly from our estimates and assumptions as additional information becomes known.  The more significant critical accounting estimates and assumptions are described below.

Full Cost Accounting Method – We account for the costs incurred in the acquisition, exploration and development of oil and gas reserves using the full cost accounting method. Under full cost accounting rules, the net capitalized costs of evaluated oil and gas properties shall not exceed an amount equal to the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, including the use of oil and gas prices as of the end of each quarter, after giving effect to the asset retirement obligation.  For a complete discussion of our proved oil and gas reserves, see Note 17 – “Oil and Gas Disclosures” in the Notes to the Consolidated Financial statements contained in Part II, Item 8 of the Annual Report of Form 10-K.

Fair Value of Financial Instruments – Financial instruments are stated at fair value as determined in good faith by management. Factors considered in valuing individual investments include, without limitation, available market prices, reported net asset values, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position and operating results, and other pertinent information.

We carry our financial instruments including cash, derivatives and our investment in ordinary shares of Global at their estimated fair values. The fair values of our securities and exchange-traded derivatives are based on prices quoted in the active market, and the fair values of our commodity derivatives are based on pricing provided by our counter parties.  The fair value of our warrants on common stock of Spitfire is estimated using the Black Scholes model.

With the exception of our investment in common shares of Spitfire, all of our investments in equity securities have been designated as available for sale. Our investment in Global is classified as a non-current asset in our accompanying balance sheets. The associated unrealized gains and losses on our available for sale investments are recorded to other comprehensive income until realized and are reclassified into earnings using specific identification.

Equity Method Investments – For investments in which we have the ability to exercise significant influence but do not control, we follow the equity method of accounting.  Initial investments are recorded at cost and adjusted by the proportionate share of the investee’s earnings and capital transactions.  Our share of investee earnings are recorded to our income statement and our share of their capital transactions are recorded in our shareholders’ equity.  We evaluate these investments for other-than-temporary declines in value each quarter; any impairment found would be recognized through earnings.

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

Fair Value of Derivatives - Fair values of our exchange-traded derivatives are generally determined from quoted market prices. We currently do not hold any over the counter derivatives that would be valued using valuation models. The end of day price quotations obtained from the third-party broker / dealer portfolio appraisal statement are used as the primary evidence for the fair value of these financial instruments. Our Spitfire warrants are not exchange-traded derivatives. Management estimates the fair value of these derivatives using the Black Scholes Valuation model.

We have not designated any of our derivative instruments as hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” All gains and losses related to these positions are recognized in earnings.  At the end of each quarterly period, we evaluate for reasonableness the end of day price quotations in the broker’s portfolio appraisal statement by considering the following factors:

-              The end of day quoted settlement price set by an exchange on which the financial instrument are principally traded.

-              The mean between the last bid and the ask prices from the exchange on which the financial instrument is principally traded.

Subsequent to the above review, if we determine the broker / dealer appraisal prices to be unreliable, we may substitute a good-faith estimate of fair value.

Consolidation of variable interest entities - In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” (“FIN 46”) and FIN46(R), which requires the primary beneficiary of a variable interest entity’s (“VIE”) activities to consolidate the VIE. FIN 46 defines a VIE as an entity in which the equity investors do not have substantive voting rights and there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is the party that absorbs a majority of the expected losses and/or receives a majority of the expected residual returns of the VIE’s activities.

As of December 31, 2007, we owned less than a majority of the common shares of Global and did not possess the legal power to direct the operating policies and procedures of Global through our direct ownership, combined with the ownership by Lyford Investments Enterprises Ltd. (“Lyford”) in Global shares. In addition, we have concluded that Global was not a VIE at December 31, 2007 as contemplated by FIN 46(R).

Proved Reserves - Our estimates of proved reserves are based on quantities of oil and gas reserves which current engineering data indicates are recoverable from known reservoirs under existing economic and operating conditions.  Estimates of proved reserves are key elements in determining our depletion and expense and our full cost ceiling limitation. Estimates of proved reserves are inherently imprecise because of uncertainties in projecting rates of production and timing of developmental expenditures, interpretations of geological, geophysical, engineering and production data and the quality and quantity of available data.  Changing economic conditions also may affect our estimates of proved reserves due to changes in developmental costs and changes in commodity prices that may impact reservoir economics.  We utilize independent reserve engineers to estimate our proved reserves annually.  See Note 17 - “Oil and Gas Disclosures” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

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

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 141R and SFAS 160 will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141R retains the fundamental requirements in Statement 141 “Business Combinations” while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, and classified as a component of equity. These Statements become simultaneously effective January 1, 2009. Early adoption is not permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

RESULTS OF OPERATIONS

For the purposes of discussion and analysis, we are presenting a summary of our consolidated results of operations followed by more detailed discussion and analysis of our operating results.  The primary components of our net income / (net loss) from continuing operations for each of the years in the three year period ended December 31, 2007, were as follows (in thousands, except per-share data):

	Year Ended December 31,			Year Ended December 31,
	2007	2006	% Change	2006	2005	% Change
Domestic oil and gas operating profit (1)	$11,771	$13,417	(12%)	$13,417	$11,520	16%
Domestic gas revenues	$7,881	$12,381	(36%)	$12,381	$10,768	15%
Domestic gas production (mcf)	986,279	1,711,866	(42%)	1,711,866	1,265,881	35%
Domestic gas price per mcf	$7.99	$7.23	10%	$7.23	$8.51	(15%)
Domestic oil revenues	$12,538	$10,769	16%	$10,769	$7,086	52%
Domestic oil production (bbls)	171,866	167,469	3%	167,469	134,660	24%
Domestic oil price per bbl	$72.95	$64.30	13%	$64.30	$52.62	22%
International oil and gas operating profit (1) (2)	$-	$2,483	(100%)	$2,483	$13,702	(82%)
International oil revenues (2)	$-	$3,743	(100%)	$3,743	$19,045	(80%)
International oil production (bbls) (2)	-	77,518	(100%)	77,518	442,805	(82%)
International oil price per bbl (2)	$-	$48.29	(100%)	$48.29	$43.01	12%
Trading revenues	$680	$315	116%	$315	$(157)	301%
Interest income and other	$3,199	$3,065	4%	$3,065	$3,320	(8%)
General and administrative expenses-domestic	$5,844	$5,649	3%	$5,649	$6,678	(15%)
General and administrative expenses-international (2)	$-	$3,373	(100%)	$3,373	$10,649	(68%)
Depreciation, depletion, amortization and accretion (2)	$6,107	$10,624	(43%)	$10,624	$11,677	(9%)
Increase in Global warrant liability	$-	$-	-	$-	$13,297	(100%)
Interest expense and other, net	$390	$386	1%	$386	$771	(50%)
Gain on Global warrants	$-	$-	-	$-	$28,341	(100%)
Gain from sale of Global shares	$-	$-	-	$-	$32,452	(100%)
Equity in losses of subsidiary	$50	$-	-	$-	$-
Income tax expense	$30	$187	(84%)	$187	$730	(74%)
Net income (loss) from continuing operations	$3,229	$368	777%	$368	$45,472	(99%)
Net income (loss) attributed to common stock	$2,965	$(2,244)	232%	$(2,244)	$42,068	(105%)
Net income (loss) per common share:
Basic	$0.30	$(0.02)	2068%	$(0.02)	$4.58	(100%)
Diluted	$0.30	$(0.02)	2068%	$(0.02)	$4.20	(100%)

(1)          Oil and gas operating profit is calculated as oil and gas revenues less oil and gas operating expenses

(2)          Global was deconsolidated from our financial statements during the second quarter of 2006. As a result, Global’s operations for the first quarter 2006 are still included in our consolidated financial statements for the year ended December 31, 2006.

The following is our discussion and analysis of significant components of our continuing operations which have affected our operating results and balance sheet during the periods included in the accompanying consolidated financial statements.

Operating Results:

Domestic Oil and Gas Operations:

Our domestic oil and gas operations consist all of our development and production efforts in the United States.

Domestic Oil and Gas Revenues and Oil and Gas Expenses for the Year Ended December 31, 2007 Compared to December 31, 2006

Our domestic oil and gas revenues are generated from operations in onshore and offshore areas of the Texas and Louisiana Gulf Coast. During 2007, our oil and gas revenues decreased from $23.2 million in the prior year to $20.4 million for 2007.  The decreases in our non-operated gas production were partially offset by an increase in our oil volumes and the oil prices received.

Our natural gas revenues decreased 36% to approximately $7.9 million during 2007 as compared to $12.4 million during 2006. The prices realized for natural gas sales increased 10%,  averaging $7.23 per mcf in 2006 compared to $7.99 per mcf during 2007. The 42% decrease in our sales volume continues to be attributed to low drilling, workover and recompletion activity in our non-operated properties at Allen Ranch, Lapeyrouse and Raymondville fields during 2007.

Our oil revenues increased 16% to approximately $12.5 million during 2007 from approximately $10.8 million during 2006. We realized a 13% increase in oil prices received, increasing from an average of $64.30 per barrel in 2006 to $72.95 per barrel in 2007.  Overall oil production increased 3% in 2007 as compared to the prior year due primarily to increases at our Main Pass 35 field which were partially offset by decreases from fields sold.

Our oil and gas operating expense decreased 11%, falling from approximately $9.7 million during 2006 to $8.6 million during 2007. However, the per-unit operating expense rates increased from $3.58 per Mcfe in 2006 to $4.29 per Mcfe in 2007, due to demand-driven price increases for oilfield services and equipment associated with increased oilfield activity (particularly in offshore Louisiana) as well as decreases in our gas production. Our overall decrease in operating expenses is due to a decrease in workover activity for 2007 as well as lower production.

Domestic Oil and Gas Revenues and Oil and Gas Expenses for the Year Ended December 31, 2006 Compared to December 31, 2005

During 2006, our oil and gas revenues increased 30% to approximately $23.2 million compared to $17.9 million for the prior year primarily due to an increase in oil and gas sales volumes which was offset by a decrease in average gas prices received as compared to the prior year period.

Our natural gas revenue increased 15% to approximately $12.4 million during 2006 as compared to $10.8 million during 2005. Although natural gas volumes increased 35% from 1,265,881 Mcf for 2005 to 1,711,866 Mcf for 2006, the prices realized for natural gas sales fell from $8.51 per mcf during 2005 to $7.23 per mcf during 2006. The volume increase was attributed to new, improved or restored production at Allen Ranch, Lapeyrouse, Raymondville and Lake Raccourci fields following the hurricanes in the prior year.

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

Our oil and gas operating expense increased 54% to approximately $9.7 million during 2006 compared to approximately $6.3 million during 2005 primarily due to increases in the cost of insurance, continuing repair costs related to storms in 2005, demand-driven price increases for oilfield services and equipment associated with increased oilfield activity (particularly in offshore Louisiana), as well as remedial workovers performed in the normal course of business.

International Oil and Gas Revenues and Oil and Gas Expenses for the Year Ended December 31, 2007 Compared to December 31, 2006

Global was deconsolidated from our financial statements during the second quarter of 2006.  As a result, Global’s operations for the first quarter 2006 are still included our consolidated financial statements for the year ended December 31, 2006. We do not reflect any of Global’s results of operations in our consolidated financial statements in 2007.

During the first quarter of 2006, revenues and operating expenses from Global were derived solely from its Colombian oil production. Global’s first quarter 2006 revenue and operating expenses primarily related to production from its Bolivar, Alcaravan and Bocachico Association Contract Areas.

International Oil and Gas Revenues and Oil and Gas Expenses for the Year Ended December 31, 2006 Compared to December 31, 2005

Global was deconsolidated from our financial statements during the second quarter of 2006. As a result, Global’s operations for the first quarter 2006 as still included in our consolidated financial statements for the year ended December 31, 2006. In 2005, we consolidated Global’s results of operations for the entire year. Global’s 2005 revenue and operating expenses related to production from its Bolivar, Alcaravan and Bocachico Association Contract Areas.

Trading Revenues, net

As a result of our trading activities of investments in energy industry securities during 2007, we realized net trading gains of $680 thousand on our positions on common stock investments, common stock derivatives and commodity derivatives. During 2006, we recognized $315 thousand of net gains on similar financial instruments.  The increase for 2007 is due to a new investing strategy which was implemented during 2007 as well as the result of additional funds being invested in trading activities during 2007. We recognized $157 thousand in losses on commodity derivatives during 2005.

Fees, Interest and Other Income, net

Fees, interest and other income increased from $3.1 million during 2006 to $3.2 million during 2007, primarily due to the recovery of an impairment valuation on real estate and higher processing fees at our facilities. Partially offsetting this increase was a decrease in interest income received due to lower cash balances on hand as a result of funds being invested in trading activities during all of 2007.

Fees, interest and other income decreased from $3.3 million during 2005 to $3.1 million during 2006, primarily due to decreases in foreign currency gains related to our international operations.  These decreases were partially offset by increases in processing fees at our facilities and interest income on higher cash and marketable securities balances maintained during 2006 compared to 2005.

General and Administrative Expense

General and administrative expenses decreased to $5.8 million during 2007 as compared to $9.0 million in 2006.  Our domestic general and administrative expenses increased from $5.6 million during 2006 to $5.8 million during 2007, primarily due to increases in legal costs due to litigation during the year as well as increased franchise taxes as a result of the reverse stock split. International general and administrative expenses were $3.4 million during the 2006 period due to the consolidation of Global’s financial results for the first quarter of 2006 prior to their deconsolidation.

General and administrative expenses decreased to $9.0 million during 2006 as compared to $17.3 million in 2005.  Domestic general and administrative expenses fell from $6.7 million during 2005 to $5.6 million during 2006 due to reductions in personnel, compensation, and public company costs.   International general and administrative expenses fell from $10.6 million to $3.4 million, primarily due to decreases in stock-based compensation.

Depreciation, Depletion, Amortization and Accretion Expense

Depreciation, depletion, amortization and accretion (DD&A) expense decreased 43% during 2007 when compared to 2006 due to lower depletion rates for our domestic oil and gas properties as a result of reserves added during the fourth quarter of 2006 and during 2007 as well as lower domestic production. The annual depletion rate per mcfe on our domestic properties decreased from $3.26 to $2.72.  Also contributing to the overall decrease in DD&A was $1.1 million in DD&A recorded during the first quarter of 2006 related to Global’s international operations which were deconsolidated during the second quarter of 2006.

DD&A expense decreased from $11.7 million during 2005 to $10.6 million for 2006 primarily due to four quarters of international DD&A recognized during 2005 as compared to only one quarter of international DD&A recognized during 2006.  The decreases in our international DD&A were mostly offset by a large increase in our domestic DD&A which increased from $6.3 million to $9.5 million.  The increase in our domestic DD&A was primarily due to a depletion rate increase of 17% to $3.26 per Mcf equivalent (“Mcfe”) as compared to the prior year due to decreased reserve volumes and higher anticipated future development costs.

Interest Expense and Other

Interest and other expenses increased 1% during 2007 compared to 2006 due primarily to higher losses associated with the decrease in fair value of our Spitfire warrants which were partially offset by a decrease in interest expense due to no outstanding debt during 2007.  The only debt outstanding during 2006 was related to the first quarter of Global’s operations prior to their deconsolidation.

Interest and other expenses decreased 50% during 2006 when compared to 2005 primarily due to lower interest and amortization of debt issuance costs.  With the exception of Notes issued by Global, all debt instruments were paid in full during 2005.  The only debt outstanding during 2006 was related to the first quarter of Global’s operations prior to their deconsolidation.

Global Warrant Liability

During 2005, we recognized losses of $13.3 million due to the increases in the fair value of the Global Warrants we issued to Lyford. All Global Warrants held by Lyford were exercised during 2005; as a result we had no similar losses during 2007 and 2006.

Gain on Sale of Global Shares

During 2005, we sold certain of our common shares of Global at market price on the date of sale in exchange for cash consideration, net of fees, of approximately $40 million. As a result of the sale of these shares, we recognized a gain of approximately $32.5 million equal to the amount by which the total sale proceeds exceeded our proportionate carrying value of Global.  We had no sales of our common shares of Global during 2007 or 2006; as a result we had no similar gains during 2007 or 2006.

Gain on Exercise of Global Warrants

In 2005, Lyford exercised all of its Global Warrants in exchange for cash proceeds of $6.4 million.  In 2005, we recognized a gain on the exercise of these warrants of approximately $28.3 million. All Global Warrants held by Lyford were exercised during 2005; as a result we had no similar gains during 2007 or 2006.

Accrual of Dividends related to Preferred Stock

All of our preferred stock issues contain dividend provisions. Dividends related to all of our preferred stock are cumulative and may be paid in cash or common stock at our option.  We accrue the dividends at their cash liquidation value and reflect the accrual of dividends as a reduction to net income (loss) to arrive at net income (loss) attributed to common stock. Accruals of dividends related to preferred stock for each of the three years ended December 31, 2007 are as follows:

	2007	2006	2005
Series G1	$13,000	$13,000	$65,000
Series G2	8,000	8,000	14,000
Series G4	-	-	465,000
Series J	-	-	167,000
Series L	-	-	3,000
Series M	196,000	183,000	200,000
Total	$217,000	$204,000	$914,000

Payments of Preferred Stock Dividends and Preferred Stock Modifications, Exchanges and Redemptions

At December 31, 2007, 2006 and 2005, the following shares of our Preferred Stock issuances were outstanding:

	2007	2006	2005
Series G1	1,600	1,600	1,600
Series G2	1,000	1,000	1,000
Series M	44,000	44,000	50,000
Total	46,600	46,600	52,600

Payment of Preferred Stock Dividends -- During 2007, 2006 and 2005, we paid the accrued dividends related to preferred stock for the Series G1 and G2 Preferred with shares of our common stock.  In 2007, 2006 and 2005, we issued approximately 83, 165 and 7,239 shares, respectively, of our common stock as payment for the accrued dividends related to the Series G1 and G2 Preferred. The difference between the fair value of the shares of our common stock and the carrying value of the dividend liability, net of withholding taxes paid on behalf of the preferred shareholders, is considered a debt extinguishment gain (loss) of $9 thousand, $(38) thousand, and $233 thousand in 2007, 2006 and 2005, respectively, and is reflected as payment of preferred stock dividends as an increase to net income (loss) to arrive at net income (loss) attributed to common stock.

Modification of Preferred Stock and Common Stock Warrants – During 2006, as a result of renegotiated terms of the Series M Preferred and common stock warrants held by holders of our Series M Preferred and Series L Preferred, we recorded a charge totaling $1.1 million as a modification of preferred stock and common stock warrants as an increase to net loss to arrive at net loss attributable to common shareholders in the consolidated statement of operations in 2006.  During 2005, we issued, modified, exchanged and redeemed certain of our Preferred stock.  See Note 11 – “Stockholders’ Equity”, Note 9 - “Redeemable Preferred Stock” and Note 10 – “Common Stock Warrants” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8 for further discussion.

During the three years ended December 31, 2007, the accounting for the modification, exchanges, redemptions and payment of dividends of our Preferred Stocks and Common Stock Warrants were reflected as either increases or decreases to net income (loss) attributed to common stock. The net effect of these preferred stock modifications, exchanges, redemptions and payments of preferred stock dividends for the three years ended December 31, 2007 is as follows:

	2007	2006	2005
Series G1	$6,000	$10,000	$541,000
Series G2	3,000	5,000	58,000
Series G3	-	-	242,000
Series G4	-	-	(131,000)
Series J	-	-	(227,000)
Series L	-	-	(1,000)
Series M	(56,000)	70,000	(155,000)
Series L Warrants	-	(700,000)	-
Series M Warrants	-	(570,000)	-
Total	$(47,000)	$(1,185,000)	$327,000

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

(Thousands of dollars)	December 31, 2007	December 31, 2006
Current ratio	5.48 to 1	3.29 to 1
Working capital	$24,533	$28,962
Total debt	$-	$-
Total cash and marketable securities less debt	$25,581	$30,954
Stockholders’ equity	$99,766	$105,001
Total liabilities to equity	0.11 to 1	0.19 to 1

Working capital is the difference between current assets and current liabilities.

We may continue to deploy cash into long-term investments or seek to raise financing through the issuance of debt, equity and convertible debt instruments, if needed, for utilization for acquisition, development or investment opportunities as they arise. We may reduce our ownership interest in Global’s common shares through strategic sales under certain conditions.

At December 31, 2007, if our remaining convertible preferred stock and common stock purchase warrants were exercised and/or converted, we would be required to issue the following amounts of our common stock:

Instrument	Conversion / Exercise Price (a)	Shares of Common Stock Issuable at December 31, 2007
Series M Preferred	$13.22	332,829
Series G1 Preferred	$280.00	571
Series G2 Preferred	$67.20	1,488
Series L Warrants	$15.01	142,091
Series M Warrants	$12.77	189,999
Common Stock Potentially Issued Upon Conversion / Exercise		666,978

(a)Certain conversion and exercise prices are subject to adjustment under certain circumstances

Significant Ownership of our Stock

As of December 31, 2007, Lyford beneficially owned approximately 31% of the combined voting power of our common stock.  Lyford is in a position to exercise significant influence over the election of our board of directors and other matters.

Cash Flows

Net cash flow provided by operating activities during 2007 was $12.5 million, as compared to $23.5 million in 2006. Although cash flow from operations decreased during 2007 when compared with the prior year, the 2006 operating cash flows contained a $10 million reclass out of cash into short-term investments and margin deposits. Our cash and marketable securities on hand at December 31, 2007 totaled approximately $25.6 million.

Net cash used in financing activities during 2007 and 2006 totaled approximately $885 thousand and $2.5 million, respectively, due primarily to treasury repurchases of our common stock. Net cash used in investing activities during 2007 totaled approximately $12.0 million and was primarily comprised of approximately $10.9 million in capital expenditures and $3.9 million in net purchases of shares of Spitfire; partially offset by approximately $1.5 million received from the sale of available for sale common stock investments and $1.3 million of proceeds from the sale of certain of our oil and gas properties in 2007.

Obligations and Commitments

Oil, Natural Gas and Coalbed Methane Commitments –  In 2008, we anticipate incurring capital expenditures to optomize our oil and gas reserves and coalbed methane prospects through exploitation and development drilling activities. During 2007, we expended approximately $10.9 million of capital expenditures and workovers in the United States. The majority of these capital expenditures were associated with development drilling in the Creole field in Cameron Parish, Louisiana East Lake Verret field, East Allen Ranch field, and workovers at Main Pass and Lake Raccourci fields, as well as continuing additions associated with our coalbed methane projects. Our expected capital expenditures for 2008 will be focused primarily on our holdings in the onshore and offshore Gulf Coast regions of Texas and Louisiana as well as the phased delineation, pilot and development program for our coalbed methane prospects. We expect to fund the 2008 capital expenditures with available cash on hand and through projected cash flow from operations. Possible weakening commodity prices, a decline in drilling success or substantial delays in bringing on production from wells drilled could cause reduced projected 2008 expenditures.  However, our planned capital expenditures for 2008 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in us losing certain prospect acreage or reducing our interest in future development projects.

Operational Contingencies -- Our operations are subject to stringent and complex environmental laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations are subject to changes that may result in more restrictive or costly operations. Failure to comply with applicable environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties or injunctive relief.

We recognize the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. At December 31, 2007, our asset retirement obligation liability totaled approximately $5.2 million.

From time to time, we provide for reserves related to contingencies when a loss is probable and the amount is reasonably estimable.

Consolidated Contractual Obligations – The following table presents a summary of our consolidated contractual obligations and commercial commitments as of December 31, 2007. (in thousands)

	Payments Due by Period
Contractual Obligations	2008	2009	2010	2011	Thereafter	Total

Office Leases	$275	$240	$241	$242	$20	$1,018

Oil, Gas and Coalbed Methane Commitments (1)	-	-	-	-	-	-

Asset Retirement Obligation	195	51	183	8	4,750	5,187

Total Contractual Cash Obligations	$470	$291	$424	$250	$4,770	$6,205

(1) Our 2008 capital expenditures are discretionary and, as a result, will be curtailed if sufficient funds are not available.

In addition to the above commitments, during 2008 and afterward, government authorities under our Louisiana state leases and other North American operators may also request us to participate in the cost of drilling additional exploratory and development wells. We may fund these future expenditures at our discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on factors out of our control, such as the timing of the request, the depth of the wells and the location of the property. Our discretionary capital expenditures for 2008 will be curtailed if we do not have sufficient funds available.  If we do not have sufficient funds or otherwise choose not to participate, we may experience a delay of future cash flows from proved undeveloped oil and gas reserves. Such expenditure curtailments could also result in us losing certain prospect acreage or reducing our interest in future development projects. As of December 31, 2007, we had no material purchase obligations.

Also in addition to the contractual obligations presented in the above table, we have written put and call options which may expose us to future obligations. Please see Item 7A for a discussion of these potential obligations.

Off-Balance Sheet Arrangements -- As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2007, we were not involved in any unconsolidated SPE transactions. We have no off-balance sheet arrangements.

Treasury Stock - - Our Board has authorized the repurchase of 1.2 million shares of common stock (adjusted for the 2007 reverse stock split). As of December 31, 2007, we have purchased approximately 372 thousand shares under this repurchase program, and approximately 744 thousand shares remain available for repurchase.

Adequacy of Capital Sources and Liquidity

We believe that we have the ability to provide for our 2008 operational needs, our planned capital expenditures and possible investments for 2008 through projected operating cash flow, cash on hand, and our ability to raise capital. Our operating cash flow would be adversely affected by declines in oil and natural gas prices, which can be volatile.  Should projected operating cash flow decline, we may reduce our capital expenditures program and possible investments and/or consider the issuance of debt, equity and convertible debt instruments, if needed, for utilization for the capital expenditure program or possible energy-based investment opportunities.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our oil and gas operations are exposed to market risks primarily as a result of changes in commodity prices.  Our derivative activities are subject to the management, direction and control of our Investment Committee (IC).  The IC is composed of our chief executive officer, the chairman of our board of directors, and one third-party consultant. Our risk management policies limit the exposure for investments made through our trading activities to $20 million.

Commodity Price Risk - Commodity derivatives are used to mitigate the price risk inherent in our oil and gas operations. We have purchased combinations of put and call options to protect against significant decreases in commodity prices and will continue to consider various arrangements to realize commodity prices that we consider favorable. We have not designated these instruments as hedges under SFAS 133.

Our open commodity positions at December 31, 2007 and their associated fair values are as follows (in thousands):

Commodity	Position	Type	Volume/Day	Duration	Price
Crude Oil	Long	Floor	9,000 bbls	Feb 08 - Mar 08	$80.00

Commodity	Position	Type	Volume/Day	Duration	Price
Crude Oil	Short	Ceiling	9,000 bbls	Apr 08 - May 08	$100.00

Equity Price Risk - Other derivative instruments are used for trading purposes to capitalize on volatility and to increase the return or minimize the risk of our trading portfolio. These financial instruments are entered into through a registered broker and are traded on domestic exchanges.  At December 31, 2007, we had terminated all of our common stock derivative contracts used for trading purposes; therefore we had no total potential obligations or exposure associated with such instruments.  Subsequently in 2008, we have continued our trading activities and entered into new trading positions.

Foreign Currency Exchange Rate Risk – Our investment in Global is subject to foreign currency exchange rate risk as our ownership of Global’s ordinary shares are denominated in British sterling pounds. Also, our investment in Spitfire is also subject to foreign currency exchange rate risk as our ownership of Spitfire’s ordinary shares are denominated in Canadian dollars.  Any substantial fluctuation in these exchange rates as compared to the United States dollar could have a material effect on our balance sheet.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements appear on pages 39 through 73 in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

HKN, Inc.

We have audited the consolidated balance sheets of HKN, Inc as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HKN, Inc. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HKN, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 19, 2008 expressed an unqualified opinion on the effectiveness of HKN, Inc.’s internal control over financial reporting.

HEIN & ASSOCIATES LLP

Dallas, Texas

February 19, 2008

HKN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

Assets	December 31, 2007	December 31, 2006

Current Assets:
Cash and temporary investments	$25,581	$25,954
Short term investments	-	5,000
Margin deposits held by broker	123	710
Accounts receivable, net	3,670	7,221
Available for sale investments, current	-	1,414
Prepaid expenses and other current assets	641	1,290
Total Current Assets	30,015	41,589

Unevaluated oil and gas properties	7,768	5,845
Evaluated oil and gas properties, net	44,410	44,432
Other equipment, net	1,080	1,226
Property and Equipment, net	53,258	51,503

Investment in Global, at market	19,824	28,187
Investment in Spitfire, equity method	6,517	2,023
Other Assets, net	851	1,733
	$110,465	$125,035

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade payables	$1,013	$2,208
Accrued liabilities and other	2,970	6,389
Derivative liabilities	61	536
Revenues and royalties payable	1,438	3,494
Total Current Liabilities	5,482	12,627

Asset Retirement Obligation	5,187	7,407
Deferred Income Taxes	20	-
Preferred Stock Dividends	10	-
Total Liabilities	10,699	20,034

Commitments and Contingencies (Note 18)

Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $160 thousand liquidation value 700,000 shares authorized; 1,600 shares outstanding	2	2
Series G2 Preferred Stock, $1.00 par value; $100 thousand liquidation value 100,000 shares authorized; 1,000 shares outstanding	1	1
Series M Preferred Stock, $1.00 par value; $4.4 million liquidation value 50,000 shares authorized; 44,000 shares outstanding	44	44
Common stock, $0.01 par value; 325,000,000 shares authorized; 9,768,261 and 9,972,361 shares issued, respectively	98	100
Additional paid-in capital	446,973	449,218
Accumulated deficit	(358,063)	(361,028)
Accumulated other comprehensive income	10,711	18,334
Treasury stock, at cost, 0 and 134,308 shares held, respectively	-	(1,670)
Total Stockholders’ Equity	99,766	105,001
	$110,465	$125,035

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

HKN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except for share and per share amounts)

	Year Ended December 31,
	2007	2006	2005

Revenues and other:
Domestic oil and gas operations	$20,419	$23,150	$17,854
International oil and gas operations	-	3,743	19,045
Trading revenues, net	680	315	(157)
Interest and other income	3,199	3,065	3,320
	24,298	30,273	40,062
Costs and Expenses:
Domestic oil and gas operating expenses	8,648	9,733	6,334
International oil and gas operating expenses	-	1,260	5,343
General and administrative expenses (including share-based compensation expense of ($0, $2,184, and $6,406, respectively)	5,844	9,022	17,327
Depreciation, depletion, amortization and accretion	6,107	10,624	11,677
Increase in Lyford warrant liability	-	-	13,297
Equity in losses of Spitfire	50	-	-
Interest expense and other losses	390	386	771
	21,039	31,025	54,749
Gain on exercise of Global warrants	-	-	28,341
Gain on sale of Global shares	-	-	32,452
Income (loss) from continuing operations before income taxes	$3,259	$(752)	$46,106
Income tax expense	30	187	730

Income (loss) from continuing operations before minority interest	$3,229	$(939)	$45,376
Minority interest of consolidated company	-	2,175	96
Income from continuing operations before cumulative effect of change in accounting principle	$3,229	$1,236	$45,472
Loss from discontinued operations, net of taxes	-	(1,223)	(2,817)
Cumulative effect of a change in accounting principle	-	(868)	-
Net income (loss)	$3,229	$(855)	$42,655
Accrual of dividends related to preferred stock	(217)	(204)	(914)
Payments of dividends and modification of preferred stock and common stock warrants	(47)	(1,185)	327
Net income (loss) attributed to common stock	$2,965	$(2,244)	$42,068
Basic net income (loss) per common share:
Net income (loss) per common share from continuing operations before cumulative effect of change in accounting principle	$0.30	$(0.02)	$4.59
Discontinued operations	-	(0.12)	(0.29)
Cumulative effect of change in accounting principle	-	(0.09)	-
Net income (loss) per common share	$0.30	$(0.23)	$4.30
Weighted average common shares outstanding	9,799,332	9,952,742	9,793,296
Diluted income (loss) per common share:
Net income (loss) per common share from continuing operations before cumulative effect of change in accounting principle	$0.30	$(0.02)	$4.21
Discontinued operations	-	(0.12)	(0.26)
Cumulative effect of change in accounting principle	-	(0.09)	-
Net income (loss) per common share	$0.30	$(0.23)	$3.95
Weighted average common shares outstanding	9,799,332	9,952,742	10,876,445

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

HKN, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock				Common	Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive
	G1	G2	G4	M	Stock	Capital	Stock	Deficit	Income	Total

Balance, December 31, 2004	$14	$2	$78	$50	$98	$452,571	$(2,550)	$(400,850)	$119	$49,532

Adjustment of preferred stock conversion price	-	-	-	-	-	4	-	(90)	-	(86)
Conversions of debt/equity to common stock	-	-	-	-	5	5,747	-	-	-	5,752
Conversions of warrants to common stock	-	-	-	-	1	364	-	-	-	365
Redemption of preferred stock for cash	(12)	(1)	(78)	-	-	(4,935)	-	182	-	(4,844)
Accrual of preferred stock dividends	-	-	-	-	-	-	-	(914)	-	(914)
Issuance of preferred stock dividends	-	-	-	-	-	40	-	233	-	273
Options/Warrants exercised for common stock	-	-	-	-	-	1,309	-	-	-	1,309
Treasury stock repurchase	-	-	-	-	-	-	(3,775)	-	-	(3,775)
Treasury stock retirements	-	-	-	-	(4)	(6,321)	6,325	-	-	-
Comprehensive income:
Net income	-	-	-	-	-	-	-	42,655	-
Total comprehensive income										42,655
Balance, December 31, 2005	$2	$1	$-	$50	$100	$448,779	$-	$(358,784)	$119	$90,267
Adjustment of preferred stock and common stock warrant terms	-	-	-	-	-	1,147	-	(1,147)	-	-
Conversions of preferred stock to common stock	-	-	-	(6)	-	13	-	-	-	7
Conversions of common stock warrants to common stock	-	-	-	-	-	41	-	-	-	41
Accrual of preferred stock dividends	-	-	-	-	-	-	-	(204)	-	(204)
Issuance of preferred stock dividends	-	-	-	-	-	2	-	(38)	-	(36)
Options exercised for common stock of consolidated company	-	-	-	-	-	139	-	-	-	139
Treasury stock repurchase	-	-	-	-	-	-	(2,573)	-	-	(2,573)
Treasury stock retirements	-	-	-	-	-	(903)	903	-	-	-
Comprehensive income:
Net loss	-	-	-	-	-	-	-	(855)	-
Unrealized holding gain on available for sale investments									12,333
Reclassification of holding gain on available for sale investment into earnings									(101)
Unrealized foreign currency gain									5,983
Total comprehensive income										17,360
Balance, December 31, 2006	$2	$1	$-	$44	$100	$449,218	$(1,670)	$(361,028)	$18,334	$105,001
Accrual of preferred stock dividends	-	-	-	-	-	-	-	(264)	-	(264)
Issuance of preferred stock dividends	-	-	-	-	-	1	-	-	-	1
Reverse stock split	-	-	-	-	-	(10)	-	-	-	(10)
Treasury stock repurchase	-	-	-	-	-	-	(679)	-	-	(679)
Treasury stock retirements	-	-	-	-	(2)	(2,347)	2,349	-	-	-
Equity in stock issuances by Spitfire	-	-	-	-	-	111	-	-	-	111
Comprehensive loss:	-	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	3,229	-
Unrealized holding loss on available for sale investments									(8,469)
Reclassification of holding loss on available for sale investment into earnings									207
Unrealized foreign currency gain									639
Total comprehensive loss										(4,394)
Balance, December 31, 2007	$2	$1	$-	$44	$98	$446,973	$-	$(358,063)	$10,711	$99,766

The accompanying Notes to Consolidated Financial Statements
are an integral part of these Statements.

HKN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended
	2007	2006	2005

Cash flows from operating activities:
Net income (loss)	$3,229	$(855)	$42,655
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	6,107	10,624	11,677
Amortization of debt issuance costs and other	-	-	157
Loss (gain) on investments	91	(133)	-
Gain on derivatives	(779)	(252)	-
Share-based compensation	-	2,184	6,406
Equity in losses of Spitfire	50	-	-
Increase in Global warrant liability	-	-	13,297
Operating cash flows from discontinued operations	-	1,223	2,817
Cumulative effect of a change in accounting principle	-	868	-
Gain on exercise of Global warrants	-	-	(28,341)
Gain on sale of shares in Global	-	-	(32,452)
Minority interest	-	(2,175)	(96)
Other	(117)	448	(1,152)
Change in operating assets and liabilities:
Decrease (increase) in short-term investments	5,000	10,000	(15,000)
Decrease (increase) in accounts receivable and other current assets	4,211	4,228	(5,554)
Decrease (increase) in margin deposits posted with brokers	587	(710)	-
Increase in derivative liabilities	388	823	-
Increase (decrease) in trade payables and other current liabilities	(6,299)	(2,810)	3,268
Net cash provided by (used in) operating activities	12,468	23,463	(2,318)

Cash flows from investing activities:
Net proceeds from sales of assets	1,281	2,941	131
Capital expenditures	(10,867)	(20,128)	(33,592)
Deconsolidation of Global	-	(4,282)	-
Cash received from redemption of IBA preferred shares	-	7,500	-
Sales of investments	1,530	1,303	-
Purchase of available for sale investments	-	(2,823)	-
Purchase of common shares in Spitfire	(3,900)	(2,015)
Sale of shares in Global	-	-	45,476
Net cash provided by (used in) investing activities	(11,956)	(17,504)	12,015

Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	-	41	365
Proceeds from issuances of long-term debt, net of issuance costs	-		11,733
Proceeds from issuances of common stock of Global, net of issuance costs	-	-	581
Repayments of debt, convertible notes and long-term obligations	-	-	(3,333)
Payments of preferred dividends	(196)	(232)	(381)
Purchase of preferred stock	-	-	(9,467)
Cash paid for partial shares in reverse split	(10)	-	-
Treasury shares purchased	(679)	(2,296)	(3,775)
Net cash used in financing activities	(885)	(2,487)	(4,277)

Net increase in cash and temporary investments	(373)	3,472	5,420
Cash and temporary investments at beginning of year	25,954	22,482	17,062
Cash and temporary investments at end of year	$25,581	$25,954	$22,482

The accompanying Notes to Consolidated Financial Statements
are an integral part of these Statements.

HKN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HKN, Inc. (HKN) (a Delaware Corporation) is an independent energy company engaged both in the development and production of crude oil, natural gas and coalbed methane assets and in the active management of investments in energy industry securities and futures traded on domestic and international securities. We also seek to invest in additional energy-based growth opportunities.  Our crude oil and natural gas operations consist of development and production efforts in the United States, principally in the onshore and offshore Gulf Coast regions of South Texas and Louisiana, as well as coal bed methane exploration and development activities in Indiana and Ohio. At December 31, 2007, we held an investment in Global Energy Development PLC (“Global”) through our ownership of approximately 34% of Global’s ordinary shares which we account for as a cost method investment.  Global is a petroleum exploration and production company focused on Latin America.  Global’s shares are traded on the AIM, a market operated by the London Stock Exchange.

At December 31, 2007, we also held an investment in Spitfire Energy Ltd. (“Spitfire”) through the ownership of approximately 25% of Spitfire’s currently outstanding common shares. Spitfire is an independent public company (TSX-V; SEL) actively engaged in the exploration, development and production of crude oil, natural gas and natural gas liquids in Western Canada.  Our consolidated financial statements retroactively reflect the effect of the change in the accounting for our investment in Spitfire from the cost method to the equity method. This accounting change was required subsequent to our purchase of additional Spitfire common shares for investment purposes in August 2007, which increased our common share holdings of Spitfire from approximately 9% to approximately 25% of their outstanding common shares at December 31, 2007. The impact on the balance sheet at December 31, 2006 were decreases in our investment in Spitfire and our other comprehensive income of $114 thousand. There was no impact on the prior period income statement. Please see Note 3 – Equity Investment in Spitfire Energy for further discussion.

The consolidated financial statements also retroactively reflect the effect of the one-for-22.4 reverse stock split which was effective in June 2007. Accordingly, all disclosures involving the number of shares of our common stock outstanding, issued or to be issued, such as with a transaction involving our common stock, and all per share amounts, retroactively reflects the impact of the reverse stock split.

Principles of Consolidation and Presentation - The consolidated financial statements include the accounts of HKN and all of the companies that we, through our direct or indirect ownership or share holding, were provided the ability to control the operating policies and procedures. All significant intercompany balances and transactions have been eliminated. During the second quarter of 2006, we deconsolidated Global from our consolidated financial statements. We reflected the deconsolidation prospectively. See Note 2 – Investments for further discussion.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates are required for proved oil and gas reserves which, as described in Note 4 – Oil and Gas Properties, may have a material impact on the carrying value of oil and gas property. Actual results could differ from those estimates and such differences could be material. Certain prior year amounts have been reclassified to conform with the 2007 presentation.

Statement of Cash Flows - For purposes of the Consolidated Statements of Cash Flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We paid cash for interest in the amounts of $197 thousand and $170 thousand 2005 and 2006, respectively; we paid no cash for interest during 2007.

Concentrations of Credit Risk - Although our cash and temporary investments and accounts receivable are exposed to potential credit loss, we do not believe such risk to be significant. Cash and temporary investments include investments in certificates of deposit and money markets placed with highly rated financial institutions. Most of our accounts receivable are from a broad and diverse group of industry partners, many of which are major oil and gas companies and do not in total represent a significant credit risk.

Allowance for Doubtful Accounts - Accounts receivable are customer obligations due under normal trade terms. We sell our oil and gas production to companies involved in the transportation and refining of crude oil and natural gas. We perform continuing credit evaluations of our customers’ financial condition and although we generally do not require collateral, letters of credit may be required from our customers in certain circumstances.

Senior management reviews accounts receivable to determine if any receivables will potentially be uncollectible. We include provisions for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, we believe the allowance for doubtful accounts as of December 31, 2007 is adequate. However, actual write-offs could exceed the recorded allowance. At December 31, 2007 and 2006, we had recorded allowances of $40 thousand and $175 thousand, respectively.

Comprehensive Income (Loss) – Comprehensive income (loss) includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Our total comprehensive income (loss) is as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)

Net income (loss)	$3,229	$(855)	$42,655
Foreign currency translation adjustment on investment	639	5,983	-
Reclassification of holding loss (gain) on available for sale investment into earnings	207	(101)	-
Unrealized (loss) gain on investments	(8,469)	12,333	-
Total comprehensive income (loss)	$(4,394)	$17,360	$42,655

Financial Instruments - We carry our financial instruments including cash, derivatives, and our investment in ordinary shares of Global at their estimated fair values. The fair values of our securities and exchange-traded derivatives are based on prices quoted in active markets, and the fair values of our commodity derivatives are based on pricing provided by our counterparties.  Our investment in ordinary shares of Global has been designated as available for sale. The associated unrealized gains and losses on our available for sale investments are recorded to other comprehensive income until realized and are reclassified into earnings using specific identification.

We have not designated any of our derivative instruments as hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” All gains and losses related to our derivative instruments are recognized in earnings.  Please see Note 6 – Derivative Instruments for additional information on our derivative instruments.

Equity Method Investments – For investments in which we have the ability to exercise significant influence but do not control, we follow the equity method of accounting.  Initial investments are recorded at cost and adjusted by our proportionate share of the investee’s earnings and capital transactions.  Our share of investee earnings are recorded to our income statement and our share of their capital transactions are recorded in our shareholders’ equity.  We evaluate these investments for other-than-temporary declines in value each quarterly period; any impairment found to be other than temporary would be recorded through earnings.  Please see Note 3 -- Equity Investment in Spitfire for additional information on our equity investment.

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

Property and Equipment - We follow the full cost accounting method to account for the costs incurred in the acquisition, exploration, exploitation, development and production of oil and gas reserves. Production facilities are depreciated on a units-of-production method. Other property and equipment is depreciated on the straight-line method over the estimated useful lives of each asset, which range from three to twelve years.

Sales of Oil and Gas Properties - We account for sales of oil and gas properties as adjustments of capitalized costs to the full cost pool, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the full cost pool. During 2007 and 2006, we sold certain of our oil and gas properties at auction for net cash proceeds of approximately $1.3 million and $2.9 million, respectively. No gain or loss was recognized from these sales.

Other Assets – At December 31, 2007, other assets included $701 thousand of prepaid drilling costs and $145 thousand for land and other property in Texas.  At December 31, 2006, other assets included $1.7 million of prepaid drilling costs. At December 31, 2005, other assets included Global’s debt issuance costs of $689 thousand, net of $15 thousand of accumulated amortization, $445 thousand of oilfield material and equipment inventory, and $1.6 million of prepaid drilling costs and other.

Provision for Asset Impairments - Assets that are used in our operations and not held for resale, are carried at cost, less accumulated depreciation and amortization.  We review our long-lived assets, other than our investment in oil and gas properties, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When evidence indicates that operations will not produce sufficient cash flows to cover the carrying amount of the related asset, and when the carrying amount of the related asset cannot be realized through sale, a permanent impairment is recorded and the asset value is written down to fair value.

Capitalization of Interest - We capitalize interest on certain oil and gas exploration and development costs which are classified as unevaluated costs, or which have not yet begun production.  During 2005, we recorded interest expense of $472 thousand net of $40 thousand of interest which was capitalized to oil and gas properties. We did not capitalize any interest during 2006 or 2007. At December 31, 2007, we have no debt outstanding.

General and Administrative Expenses – We reflect general and administrative expenses net of operator overhead charges and other amounts billed to joint interest owners. General and administrative expenses are net of $276 thousand, $250 thousand and $203 thousand for such amounts during 2007, 2006 and 2005, respectively. Global’s share-based compensation expense, prior to their deconsolidation in 2006, is classified with general and administrative expenses. See Note 12 - Stock Option Plan for further discussion on Global’s share-based compensation expense.

Revenue Recognition - We use the sales method of accounting for natural gas and crude oil revenues. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which we are entitled based on our interests in the properties. Approximately 44% of our 2007 oil and gas production was from wells operated by outside parties. With respect to these properties, we typically receive actual sales information approximately sixty to ninety days after the date of sale on these properties. With respect to these non-operated properties, our estimates of production and revenue may differ from actual production and revenues received. Differences can create imbalances that are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup its entitled share through production.  There are no significant balancing arrangements or obligations related to our operations.

Stock Options –The following stock option information relates solely to Global’s stock option plan at March 31, 2006 prior to their deconsolidation from our financial statements. HKN and its wholly-owned subsidiaries had no stock option plans outstanding during the years ended December 31, 2007, 2006 or 2005.   Effective January 1, 2006, we adopted SFAS No. 123 (R) using the modified prospective transition method and also applied the guidance found in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”). Under the modified prospective transition method, compensation cost recognized in the quarterly period ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

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

Consolidation of Variable Interest Entity - During 2004 we invested in a variable interest entity, International Business Associates, Inc. (“IBA”) and consolidated their assets, liabilities and results of operations as required by Financial Accounting Standards Board Interpretation (“FIN”) No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”).  IBA ceased operations during 2006 and has been accounted for as a discontinued operation for all periods presented.  Please see Note 14 – Discontinued Operations for additional information.

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

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 141R and SFAS 160 will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141R retains the fundamental requirements in Statement 141 “Business Combinations” while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, and classified as a component of equity. These Statements become simultaneously effective January 1, 2009. Early adoption is not permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

(2)  INVESTMENTS

Short Term Investments - Our short-term investments classified as trading securities at December 31, 2006 consisted of $5 million in auction bonds. These investments were recorded at their fair value at the balance sheet date. There were no significant unrealized gains or losses on these investments for any period covered by this report. We had no similar instruments outstanding at December 31, 2007.

Available-for-Sale Investments – Our available-for-sale investments include our investment in common shares of Global as well as investments in common shares of other publicly traded entities.  Both are described below.

Available for Sale Investments, current – Investments in equity securities that do not qualify as trading investments and are likely to be sold within a year are classified as current available-for-sale investments.  At December 31, 2006, these investments were carried on our balance sheet at their fair value of $1.4 million; we had no similar investments at December 31, 2007 and carried no related unrealized gains or losses within other comprehensive income.

During 2007 we sold our current available-for-sale investments in common shares of other publicly traded entities for cash proceeds of approximately $1.5 million, recognized losses on these investments of $91 thousand within trading revenues in the Consolidated Statement of Operations, and reclassified $206 thousand of unrealized losses out of other comprehensive income for the year ended December 31, 2007.

During 2006 we sold available-for-sale investments in common shares of other publicly traded entities for cash proceeds of approximately $1.3 million, recognized gains on investment of $101 thousand within trading revenues in the Consolidated Statement of Operations and recorded $206 thousand in unrealized losses to other comprehensive income during the year ended December 31, 2006.

Investment in Global – Our non-current available-for-sale investment consists of our ownership of approximately 34% of Global’s outstanding ordinary shares.  At December 31, 2007 and December 31, 2006, our investment in Global was equal to the market value of our 11.9 million shares of Global’s ordinary shares as follows:

	December 31, 2007	December 31, 2006

Shares of Global Stock held by HKN	11,893,463	11,893,463
Closing Price of Global Stock	£0.84	£1.21
Foreign Currency Exchange Rate	1.9843	1.9586
Market Value of Investment in Global	$19,824,167	$28,186,389

The foreign currency translation adjustment of $107 thousand and the unrealized loss on investment of $8.5 million for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the year ending December 31, 2007.  At December 31, 2007, we have total unrealized gains of $10.1 million included in other comprehensive income.

2006 Deconsolidation of Global – We deconsolidated Global from our consolidated financial statements during the second quarter of 2006. After both a reduction in ownership and the elimination of previously shared management and administrative functions between us and Global, we determined we no longer had the legal power to control the operating policies and procedures of Global. Due to these changes, we no longer have the ability to obtain Global’s US GAAP adjusted financial information going forward, we account for our investment in Global’s shares as an available-for-sale cost method investment. Under U.S. GAAP, we were required to reflect this deconsolidation prospectively. As a result of this treatment, Global’s operations for the three months ended March 31, 2006 are still included in our financial statements in 2006.

Direct Sales of Global Common Shares – During 2005, we sold certain of our common shares of Global through numerous individual transactions in the market through the year in exchange for total cash consideration, net of fees, of approximately $40 million. We recognized gains on these sales of approximately $32.5 million within Gain on Sale of Global Shares for the year ended December 31, 2005.  We had no similar sales in 2006 and 2007.

(3)           EQUITY INVESTMENT IN SPITFIRE ENERGY

Investment in Spitfire Energy, Ltd. - In December 2006, we acquired 2.6 million common shares and 1.3 million warrants to acquire common shares of Spitfire through a private placement for investment purposes at a total cost of $2.3 million.  During 2007, we continued purchasing shares of Spitfire common stock in the market by acquiring 307 thousand shares at a total cost of $212 thousand.

In August 2007, we acquired an additional 8 million common shares of Spitfire through a private placement for investment purposes for $3.7 million, increasing our current ownership of Spitfire to 10.9 million shares. Subsequent to the issuance of the common shares, our common share holdings represented approximately 25% of the outstanding Spitfire common shares. Also in conjunction with this private placement, Spitfire extended the expiration date of the warrants held by us to August 1, 2010, and we obtained two seats on their board of directors.

As a result of our 25% ownership of Spitfire’s outstanding common shares and our two seats (out of a total of seven) on Spitfire’s board of directors, we gained the ability to exert significant influence over Spitfire’s operating and financial policies. Accordingly, we now reflect our investment in Spitfire as an equity method investment and have retroactively reflected the effect of the change in accounting for our investment in Spitfire to present Spitfire as a step acquisition of an equity method investment. No goodwill was recorded as a result of this acquisition as any excess purchase price has been allocated to Spitfire’s oil and gas properties.  Due to timing differences in our filing requirements and the lack of availability of financial information for the current quarterly period, we book our share of Spitfire’s financial activity on a three-month lag.

In accordance with the equity method of accounting, our investment is initially recorded at cost and adjusted to reflect our share of changes in Spitfire’s capital.  It is further adjusted to recognize our share of their earnings as they occur, rather than as dividends or other distributions are received.  Our share of their earnings would also include any other-than-temporary declines in fair value recognized during the period. Changes in our proportionate share of the underlying equity of Spitfire which result from their issuance of additional equity securities are recognized as increases or decreases in shareholders’ equity, net of any related tax effects.

Our investment in Spitfire is reported in our balance sheet at its adjusted carrying value as a non-current asset, and our earnings are reported net of tax as a single line on our income statement.  At December 31, 2007 and 2006, our carrying value of this investment was $6.5 million and $2.0 million, respectively. The market value of our investment in shares of Spitfire common stock was $4.2 million at December 31, 2007. Management believes this excess of carrying value over the market value is temporary.

(4)  OIL AND GAS PROPERTIES

We follow the full cost accounting method to account for the costs incurred in the acquisition, exploration, exploitation and development of oil and gas reserves. Under this method, all costs, including internal costs, directly related to acquisition, exploration, exploitation and development activities, are capitalized as oil and gas property costs. We capitalized $904 thousand, $953 thousand and $695 thousand of internal costs directly related to these activities in 2007, 2006 and 2005, respectively.  We also capitalize costs of dismantlement, restoration and abandonment as required under SFAS No. 143, “Accounting for Asset Retirement Obligations”, (“SFAS 143”). See Note 7 – Asset Retirement Obligations and Note 17 - Oil and Gas Disclosures for further discussion.

The capitalized costs of oil and gas properties, excluding unevaluated properties, are amortized using a unit-of-production method (equivalent physical units of six Mcf of gas to each barrel of oil) based on estimated proved recoverable oil and gas reserves. Such amortization of our domestic oil and gas properties was $2.72, $3.26 and $2.78 per equivalent Mcf produced during 2007, 2006 and 2005, respectively.  During our consolidation of Global, amortization of Global’s oil properties was $9.69 per equivalent barrel of oil produced during 2005.  The evaluated costs of oil and gas properties, net of accumulated depreciation and amortization, at December 31, 2005 included approximately $30 million related to Global’s operations in Colombia. We deconsolidated Global during the second quarter of 2006; please see Note 2 – Investments for additional information.

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

For purposes of the ceiling test, we remove the discounted present value included in our future development costs on our reserve report for which we have already booked an obligation under SFAS 143. For purposes of our depletion calculation, we include in future development costs any estimated plugging and abandonment costs, net of estimated salvage values, for proved undeveloped wells. For purposes of both of these calculations, we do not include plugging and abandonment costs in our future development costs on developed proportions for which we have booked an obligation under SFAS 143.

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

(5) COALBED METHANE PROJECTS

Included in our unevaluated oil and gas properties, at December 31, 2007, we carry approximately $5.7 million in costs related to the exploration and development of our coalbed methane prospects within three different areas:  Indiana Posey, Ohio Cumberland, and Ohio Triangle.

Indiana Posey - In 2005 we entered into an exploration and development agreement (the “Indiana Posey Agreement”) with Indiana Posey L.P., a Texas limited partnership, for the joint exploration and development of coalbed methane within the Posey Prospect area consisting of approximately 400,000 acres in Posey, Gibson and Vanderburgh counties of Indiana.

The Indiana Posey Agreement provides for the project to be conducted in three separate phases. Our potential obligations under the Indiana Posey Agreement, if we elect to all phases of the project, include funding 100% of the initial $7.5 million in costs to carry out the joint exploration and development of the project in return for a non-operating 65% interest in the Posey Prospect Area. The Indiana Posey Agreement also provides that we are to receive an 82.5% net revenue interest. At December 31, 2007, we carried total costs of $3.5 million related to this project in our Unevaluated Oil and Gas Properties.

Ohio Cumberland - In 2005, we entered into an exploration and development agreement (the “Ohio Cumberland Agreement”) with Ohio Cumberland, L.P., a Texas limited partnership, for the joint exploration and development of coalbed methane within the Cumberland Prospect Area consisting of approximately 400,000 acres in Guernsey, Noble, Muskingum, Washington and Morgan Counties of Ohio.

The Ohio Cumberland Agreement had an effective date of April 1, 2005 and provides for the project to be conducted in three separate phases. Our potential obligations under the Ohio Cumberland Agreement, if we elect to all phases of the project, include funding 100% of the initial $7.5 million in costs to carry out the joint exploration and development of the project in return for a non-operating 65% interest in the Cumberland Prospect Area. The Ohio Cumberland Agreement also provides that we are to receive a 82.5% net revenue interest. At December 31, 2007, we carried total costs of $1.6 million related to this project in our Unevaluated Oil and Gas Properties.

Ohio Triangle - In 2005, we also executed an agreement with Ohio Triangle, L.P. wherein we purchased a 65% non-operating working interest in additional coalbed methane acreage located in Ohio. At December 31, 2007, we carried total costs of $586 thousand related to this project.

(6) DERIVATIVE INSTRUMENTS

Trading Derivatives - During 2006, we began engaging in the active management of investments and derivative instruments in energy industry securities traded on domestic securities exchanges. We use these derivatives as a tool to enhance investment return or to minimize the risk on our energy industry portfolio. Our energy industry derivatives are presented at fair value as derivative liabilities on our accompanying balance sheets at December 31, 2007 and 2006. These derivatives are not designated as hedges under SFAS 133, and we recognize gains and losses related to these positions in current earnings. For the years ended December 31, 2007 and 2006 we have included unrealized gains of $18 thousand and $91 thousand, respectively, and realized gains of $935 thousand and $151 thousand, respectively, related to these derivatives within trading revenues in our consolidated statement of operations.

Commodity Derivatives - We enter into certain commodity derivative instruments which are effective in mitigating commodity price risk associated with a portion of our future monthly natural gas and crude oil production and related cash flows. Our oil and gas operating revenues and cash flows are impacted by changes in commodity product prices, which are volatile and cannot be accurately predicted. Our objective for holding these commodity derivatives is to protect the operating revenues and cash flows related to a portion of our future natural gas sales and crude oil from the risk of significant declines in commodity prices. We have not designated any of our commodity derivatives as hedges under SFAS 133.

Net losses related to crude oil and natural gas derivative transactions for the years ended December 31, 2007, 2006 and 2005 were $182 thousand, $29 thousand and $157 thousand. These amounts are included in trading revenues in our consolidated statement of operations.

Our purchased commodity derivatives are recorded at their estimated fair values within prepaid expenses and other current assets in the accompanying consolidated balance sheets. Estimated fair values of our open purchased commodity derivatives were as follows (in thousands):

					As of December 31,
Commodity	Type	Volume/Day	Duration	Price	2007	2006	2005
Natural Gas	Floor	70,000 mmbtu	Jan 06 - Jun 06	$6.00	$-	$-	$17
Natural Gas	Floor	70,000 mmbtu	Feb 07 - Sep 07	$5.00	-	87	-
Crude Oil	Floor	6,000 bbls	Jan 06 - Jun 06	$45.00	-	-	21
Crude Oil	Floor	6,000 bbls	Jan 07 - Jun 07	$50.00	-	9	-
Crude Oil	Floor	9,000 bbls	Feb 08 - Mar 08	$80.00	3	-	-
					$3	$96	$38

Our written commodity derivatives are recorded at their estimated fair values within derivative liabilities in the accompanying balance sheets. Estimated fair values of our open commodity written derivative liabilities as of December 31, 2007, 2006, and 2005 were as follows (in thousands):

Commodity	Type	Volume/Day	Duration	Price	2007	2006	2005
Crude Oil	Ceiling	9,000 bbls	Apr 08 - May 08	$100.00	$61	$-	$-

As of December 31, 2007, neither we nor any of our consolidated companies hold any derivative instruments which are designated as fair value hedges, cash flow hedges or foreign currency hedges. Settlements of our oil and gas commodity derivatives are based on the difference between fixed option prices and the New York Mercantile Exchange closing prices for each month during the life of the contracts. We monitor our crude oil and natural gas production prices compared to New York Mercantile Exchange prices to assure our commodity derivatives are effective hedges in mitigating our commodity price risk.

Spitfire Warrants - In association with our investment in Spitfire, we also hold 1.3 million warrants to acquire common shares of Spitfire.  We account for these warrants as derivatives in accordance with SFAS 133. During 2006, we recorded the estimated fair value of the warrants of approximately $297 thousand as an asset at their issuance and subsequently adjusted the asset to its estimated fair of $363 thousand at December 31, 2006. The increase in value of $66 thousand was included in interest expense and other losses in our consolidated statement of operations for the year ended December 31, 2006.

During 2007, we allocated $101 thousand of the purchase price from our August 2007 private placement of Spitfire to the extension of these warrants based on the relative fair value of the warrants prior to and after the modification.  The expiration date of the warrants was extended from December 19, 2008 to August 1, 2010.  We reflect these warrants at their estimated fair value of $112 thousand at December 31, 2007 in our balance sheet and included losses of $353 thousand within interest expense and other losses in our consolidated statement of operations for the year ended December 31, 2007.

Global Warrants -During 2005, while we were consolidating Global, two warrant issuances were outstanding. The first issuance was made by Global to its minority shareholders (“Global Minority Interest Warrants) and allowed holders to purchase Global stock at 60 UK pence per share. The second issuance was issued by HKN to Lyford (“Lyford Warrants”) and allowed the holder to purchase up to 7 million shares of Global stock owned by HKN at 50 UK pence per share.  We accounted for both issuances as derivatives in accordance with SFAS 133 and EITF 00-6, “Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in, the Stock of a Consolidated Subsidiary” (“EITF 00-6”). We recorded losses of approximately $13 million for the year ended December 31, 2005 for the change in the fair value of these warrants. All warrants were exercised during 2005, and we had no similar transactions while Global was consolidated during 2006.

Also during 2005, upon exercise of the Lyford warrants, we recognized a Gain on Exercise of Global Warrants of approximately $28 million in the consolidated statement of operations representing the difference between our proportionate net book value of our shares in Global as of the date of exercise and the cash proceeds received plus the fair value of the Lyford Warrant Liability immediately prior to exercise. We had no similar transactions while Global was consolidated during 2006.

During 2005, we recorded losses of approximately $350 thousand for the Global Minority Interest Warrants for the change in the fair value of these warrants. Unlike the Lyford Warrants (referred to above), the exercise of which resulted in a direct sale of Global shares held by us to Lyford, the minority owners received their shares directly from Global upon exercise of their warrants.  Accordingly, we did not reflect any gain or loss upon the exercise of Global Minority Interest Warrants during 2005.

(7)  ASSET RETIREMENT OBLIGATIONS

We recognize the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. A summary of our assets with required asset retirement obligations as of December 31, 2007 is as follows (in thousands):

Asset Category	Asset Retirement Obligation Liability	Estimated Life
North American oil and gas producing properties	$3,755	0-20 years
North American facilities and other property	1,432	3-27 years
	$5,187

The following table describes all changes to our asset retirement obligation liability during the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Asset retirement obligation at beginning of year	$7,407	$6,301
Additions during the year	39	95
Deletions during the year	(63)	(345)
Changes in estimates	(2,575)	1,736
Accretion expense	379	431
Deconsolidation of Global	-	(811)
Asset retirement obligation at end of year	$5,187	$7,407

During 2007, we revised our asset retirement obligation estimates due to increases in both costs and the estimated lives of our wells and facilities.

(8)  INCOME TAXES

The total provision for income taxes consists of the following:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Current Taxes:
Federal	$-	$-	$15
State	10	-	-
Foreign	-	187	715
Deferred:
Federal	-	-	-
State	20	-	-
Total	$30	$187	$730

The following is a reconciliation of the reported amount of income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Statutory tax expense (benefit)	$1,108	$(227)	$14,752
Increase (decrease) in valuation allowance related to:
Capital losses	-	-	(20,670)
Net operating losses	(1,111)	656	2,721
Effect of foreign operations	-	496	(238)
Interest expense disallowed for tax	-	-	87
Global warrant losses not recognized for tax	-	-	4,094
Minority interest and other	3	(738)	(13)
Effect of discontinued operations	-	-	(3)
State tax	30	-	-
Total Tax Expense	$30	$187	$730

At December 31, 2007, we had available for U.S. federal income tax reporting purposes, a net operating loss (NOL) carryforward for regular tax purposes of approximately $89 million which expires in varying amounts during the tax years 2008 through 2025, an alternative minimum tax NOL carryforward of approximately $81 million which expires in varying amounts during the tax years 2008 through 2025, and a statutory depletion carryforward of approximately $7.5 million which can be carried forward indefinitely to offset our future taxable income, subject to certain limitations imposed by the Internal Revenue Code.  Additionally, at December 31, 2007, we have a capital loss carryforward of approximately $101 million which will expire in 2009 and 2010. Current federal income tax law allows corporations to deduct capital losses only if they offset capital gains. In 2003, we underwent a change in ownership, within the meaning of Internal Revenue Code Section 382 that will significantly restrict our ability to utilize our domestic NOLs and capital losses.

The components of the Company’s income taxes were as follows for the years ended December 31, 2007 and 2006:

	2007	2006
	(in thousands)
Deferred tax assets:
Net operating loss (NOL) carryover	$30,379	$30,500
Depletion carryover	2,550	2,100
Deferred book liabilities	1,763	2,500
Book vs. tax basis in investments	19,936	17,500
Capital loss carryover	34,351	34,300
Deferred tax liability:
Property and equipment	(2,460)	(1,800)
Net deferred tax assets	86,519	85,100
Less valuation allowances	(86,519)	(85,100)
Net deferred tax	$-	$-

Due to the deconsolidation of Global, the related tax attributes that were associated with Global, primarily consisting of foreign net operating losses, are not reflected in the 2005-2006 deferred tax assets and other current year disclosures.

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

Upon the adoption of FIN 48, we had no liabilities for unrecognized tax benefits, and, as such, the adoption had no impact on our financial statements, and we have recorded no additional interest or penalties.  The adoption of FIN 48 did not impact our effective tax rates.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the year ended December 31, 2007, we did not recognize any interest or penalties in our consolidated condensed statement of operations, nor did we have any interest or penalties accrued in our consolidated condensed balance sheet at December 31, 2007 relating to unrecognized tax benefits.

In May 2006, the Governor of Texas signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component.  Specifically, we are subject to a new entity level tax on the portion of our total revenue (as that term is defined in the legislation) that is generated in Texas beginning in our tax year ending December 31, 2007. Specifically, the Texas margin tax is imposed at a maximum effective rate of 0.7% of our total revenue that is apportioned to Texas.  We recorded a deferred tax liability in 2007 related to the Texas Margin Tax of $20 thousand and $10 thousand for the current year provision.

The tax years 2004-2006 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.  The tax years 2003-2006 remain open for the Texas Franchise tax.

We were notified by the Internal Revenue Service in October of 2007 that our federal income tax return would be examined for the year ended December 31, 2005.  During the course of the audit we have provided the IRS with all documentation and records they have requested.  The IRS, to date, has not raised any issues regarding any documentation or tax positions.  At the present time we do not anticipate any material changes as a result of the examination.

(9)  REDEEMABLE PREFERRED STOCK

Series M Convertible Preferred Stock (“Series M Preferred”) – Our Series M Preferred, which was issued in 2004, has a liquidation value of $100 per share, is non-voting and is convertible at the holders’ option into common stock at a conversion price of $13.22 per share. This conversion price is subject to adjustment in the event we subsequently issue shares of our common stock at a price lower than this conversion price or in response to certain transactions that are in effect equity restructuring transactions. If for any period of thirty consecutive days the average closing price of our common stock during such period trades above $16.80 per share, up to 25,000 shares of the Series M Preferred are convertible by us into freely tradable shares of our common stock at $13.22 per share. If the average daily volume weighted average price of our common stock during a period of thirty trading days equals or exceeds $20.16, we may convert all the Series M Preferred into freely tradable shares of our common stock at $13.22 per share.

Accounting for the Classification of the Series M Preferred Stock – The Series M Preferred does not contain provisions whereby redemption is deemed to be out of our control. Therefore the Series M Preferred is classified as permanent equity in the consolidated balance sheet at December 31, 2007 and 2006.

Adjustment of Series M Preferred – In 2005, holders of the Series M Preferred received an adjustment to the original conversion price of the Series M Preferred from $13.44 to $13.22. Approximately $90 thousand was included as a payment of preferred stock dividends as a decrease to net income attributed to common stock in the consolidated statement of operations for the year ended December 31, 2005.

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

(10)  COMMON STOCK WARRANTS

As of December 31, 2007, if our issued and outstanding common stock purchase warrants were exercised and/or converted, we would be required to issue the following amounts of our common stock:

Instrument	Expiration Date	Conversion / Exercise Price	Shares of Common Stock Issuable at December 31, 2007
Series L Warrants	September 2008	$15.01	142,091
Series M Warrants	September 2008	$12.77	189,999

At the time of issuance, our common stock warrants were initially measured at fair value and are classified as permanent equity in the consolidated balance sheet at December 31, 2007 and 2006.

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

(11)  STOCKHOLDERS’ EQUITY

Common Stock – We have authorized 325 million shares of $.01 par common stock. At December 31, 2007 and 2006, we had 9,768,261 and 9,838,053 shares, respectively, issued and outstanding. Dividends may not be paid to holders of our common stock prior to the satisfaction of all dividend obligations related to our Series G1, Series G2 and Series M Preferred stock.

Reverse Stock Split – In June 2007, we effected a one-for-22.4 reverse stock split that has been retroactively reflected in the consolidated financial statements.

Treasury Stock – In October 2005, our Board of Directors authorized a stock repurchase program allowing us to buyback a total of 1.2 million shares of our common stock (adjusted for the 2007 reverse stock split). During 2006, we repurchased 195 thousand shares of our common stock in the open market at a cost of approximately $2.6 million pursuant to our repurchase program. In 2006, our Board of Directors approved the cancellation of 61 thousand of these shares.  Such treasury shares were cancelled in August 2006.

During 2007, we repurchased 69 thousand shares of our common stock in the open market at a cost of approximately $679 thousand pursuant to our repurchase program. In 2007, we cancelled these shares.  At December 31, 2007, we held no shares of treasury stock, and approximately 744 thousand shares remain available for repurchase under our repurchase program.

Series G1 Convertible Preferred Stock - Our Series G1 Convertible Preferred Stock (the “Series G1 Preferred”), which was issued in 2000, has a liquidation value of $100 per share, is non-voting, and is convertible at the holder’s option into our common stock at a conversion price of $280.00 per share.

The Series G1 Preferred holders shall be entitled to receive dividends at an annual rate equal to $8.00 per share when, as and if declared by our Board of Directors. All dividends on the Series G1 Preferred are cumulative and payable semi-annually in arrears on June 30 and December 30. At our option, dividends may also be payable in our common stock valued at $280.00 per share. The Series G1 Preferred dividend and liquidation rights shall rank junior to all claims of creditors, but senior to our common stockholders and to any subsequent series of our preferred stock, unless otherwise provided, except for the Series G1 Preferred and Series M Preferred, which shall rank equal to the Series G1 Preferred.

During 2007 and 2006, a total of approximately 23 shares and 46 shares, respectively, of our common stock were issued to holders of Series G1 Preferred as payment for accrued dividends of $6 thousand and $13 thousand, respectively, in arrears.  At December 31, 2007 and 2006, there were 1,600 shares of Series G1 Preferred issued and outstanding.

Series G2 Convertible Preferred Stock - Our Series G2 Preferred Stock (“Series G2 Preferred”), which was issued in 2000, has a liquidation value of $100 per share, is non-voting, and is convertible at the holder’s option into our common stock at a conversion price of $67.20 per share.  The Series G2 Preferred is also convertible by us into shares of our common stock if for any period of twenty consecutive calendar days, the average of the closing prices of our common stock during such period shall have equaled or exceeded $84.00 per share.

The Series G2 Preferred holders shall be entitled to receive dividends at an annual rate equal to $8.00 per share when, as and if declared by our Board of Directors. All dividends on the Series G2 Preferred are cumulative and payable semi-annually in arrears on June 30 and December 30. At our option, dividends may also be payable in our common stock at $67.20 per share of our common stock. The Series G2 Preferred dividend and liquidation rights shall rank junior to all claims of creditors but senior to our common stockholders and to any subsequent series of our preferred stock, unless otherwise provided. The Series G2 Preferred shall rank equal to the Series G1 Preferred and the Series M Preferred.

During 2007 and 2006, a total of approximately 60 shares and 119 shares, respectively, of our common stock were issued to holders of Series G2 Preferred as payment for accrued dividends of $4 thousand and $8 thousand, respectively, in arrears.  At December 31, 2007 and 2006, there were 1,000 shares of Series G2 Preferred issued and outstanding.

Accounting for Payment of Series G1 and Series G2 Preferred Dividends – We account for the payments of our Series G1 Preferred and the Series G2 Preferred stock dividends with shares of our common stock as a liability extinguishment in accordance with APB opinion No. 26, “Early Extinguishment of Debt” (“APB26”). Accordingly, the difference between the carrying value of the preferred stock dividend liability and the fair market value of the shares of our common stock issued by us in payment of the liability is recognized as a payment of preferred stock dividends in the consolidated statement of operations as an increase, net of withholding taxes paid on behalf of the preferred shareholders, to net income attributed to common stock.

The number of common and preferred shares outstanding and shares held in treasury during 2007 and 2006 are as follows:

	Number of Shares
Description	Preferred G1	Preferred G2	Preferred M	Common	Treasury
Balance as of December 31, 2005	1,600	1,000	50,000	9,981,059	-
Issuances of preferred stock dividends	-	-	-	165	-
Conversions/Redemptions of Series M Preferred	-	-	(6,000)	45,928	-
Exercise of Series M warrants	-	-	-	5,804	-
Treasury shares purchased	-	-	-		194,903
Treasury shares cancelled	-	-	-	(60,595)	(60,595)
Balance as of December 31, 2006	1,600	1,000	44,000	9,972,361	134,308
Issuances of preferred stock dividends	-	-	-	83	-
Reverse stock split-cash in lieu payments	-	-	-	(911)	-
Treasury Stock repurchase	-	-	-	-	68,964
Treasury Stock cancellation	-	-	-	(203,272)	(203,272)
Balance as of December 31, 2007	1,600	1,000	44,000	9,768,261	-

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

Unless redeemed by us earlier, the Rights will expire on April 6, 2008.  We will generally be entitled to redeem the Rights in whole, but not in part, at $.01 per Right, subject to adjustment.  No Rights were exercisable under the Rights Agreement at December 31, 2007. The terms of the Rights generally may be amended by us without the approval of the holders of the Rights prior to the public announcement by us or an Acquiring Person that a person has become an Acquiring Person.

(12)  STOCK OPTION PLAN

We have deconsolidated Global’s operations from our consolidated financial statements. See Note 2 – Investments for further discussion. Global’s operations for the quarter ended March 31, 2006 prior to this deconsolidation remain included in our consolidated financial statements. At December 31, 2007, 2006 and 2005, we had no outstanding stock options. The following stock option information relates solely to Global’s stock option plan at March 31, 2006 prior to their deconsolidation.

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

During the year ended December 31, 2005 and the three months ended March 31, 2006, Global recognized total share-based compensation expense of approximately $6.4 million and $2.2 million, respectively, included in general and administrative expenses, in the consolidated statement of operations attributable to the unexercised Global options.

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

Global estimated the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2005: risk-free interest rate of 4.75%; dividend yield of 0%; volatility factor of the expected market price of Global common stock of 45.09%; and a weighted-average expected life of the options of 10 years. The options had a weighted-average fair value of 42 UK pence. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. All of the pro-forma information for the year ended December 31, 2005 reflects the effects of Global’s employee stock-based compensation plans under the fair value method of SFAS 123.

The following table represents the pro forma effect on net income / (loss) and income / (loss) per share as Global had applied the fair value based method and recognition provisions of SFAS 123 to stock-based employee compensation.

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except for per share data)
Net income (loss) attribed to common stock as reported	$2,965	$(2,244)	$42,068
Add: Total stock compensation recognized under intrinsic
value-based method	-	-	6,406
Less: Related minority interest and foreign currency loss	-	-	(3,583)
Less: Total stock compensation determined under fair value-
based method prior to adoption of SFAS 123(R)	-	-	(275)
Pro forma net income (loss) attributed to common stock	$2,965	$(2,244)	$44,616

Basic net income (loss) per share as reported	$0.30	$(0.23)	$4.30
Pro forma basic net income (loss) per share	$0.30	$(0.23)	$4.56
Diluted net income (loss) per share as reported	$0.30	$(0.23)	$3.95
Pro forma diluted net income (loss) per share	$0.30	$(0.23)	$4.18

Pro-forma compensation expense under the previously issued SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma stock compensation expense presented above for the year ended December 31, 2005 under SFAS 123 and the stock compensation expense recognized during the three months ended March 31, 2006 for approximately $2.2 million under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative annual results were not restated.

(13)  RELATED PARTY TRANSACTIONS

In 2005, Lyford exercised its warrants to purchase 7 million shares of our holdings of Global stock (See Note 6 – Derivative Instruments). As of December 31, 2007, Lyford beneficially owned approximately 31% of the combined voting power of our common stock.  Lyford is in a position to exercise significant influence over the election of our board of directors and other matters.  There were no related party transactions during 2007 or 2006.

(14)  DISCONTINUED OPERATIONS

During 2004, we invested in a variable interest entity, International Business Associates, Inc. (“IBA”) and consolidated their assets, liabilities and results of operations as required by FIN 46 and FIN 46 (R). IBA ceased operations during 2006 and has been accounted for as a discontinued operation for all periods presented.

During 2006, we recorded an impairment loss of approximately $190 thousand on IBA’s assets which is included in our loss from discontinued operations for that year in our statement of operations. As discontinued operations, the operations for IBA for all periods presented have been combined into a single line item, net of taxes.

The following tables provide summarized income statement information related to IBA’s discontinued operations:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)

Sales and other revenues from discontinued operations	$-	$19	$651

Loss from discontinued operations before income tax expense	-	(1,207)	(2,814)
Income tax expense	-	(16)	(3)
Loss from discontinued operations, net	$-	$(1,223)	$(2,817)

(15) OTHER INFORMATION

Quarterly Data -- (Unaudited) -- The following tables summarize selected quarterly financial data for 2007 and 2006 expressed in thousands, except per share amounts:

	Quarter Ended				Total
	March 31	June 30	September 30	December 31	Year
2007
Revenues and other	$5,810	$6,181	$6,024	$6,283	$24,298
Net income	433	1,365	972	459	3,229
Net income attributed to common stock	384	1,301	923	357	2,965
Basic income per common share	$0.04	$0.13	$0.09	$0.04	$0.30
Diluted income per common share	$0.04	$0.13	$0.09	$0.04	$0.30

2006
Revenues and other	$10,114	$6,011	$7,621	$6,527	$30,273
Share-based compensation expense	2,184	-	-	-	2,184
Net income / (loss)	(1,845)	(557)	1,282	265	(855)
Net income / (loss) attributed to common stock	(3,049)	(625)	1,235	195	(2,244)
Basic income / (loss) per common share	$(0.31)	$(0.06)	$0.12	$0.02	$(0.23)
Diluted income / (loss) per common share	$(0.31)	$(0.06)	$0.12	$0.02	$(0.23)

Significant Customers – In 2007, we had three domestic purchasers of our Gulf Coast production which represented approximately 60% of our consolidated revenues.  In 2006, we had two domestic purchasers of our Gulf Coast production which represented approximately 35% of our consolidated revenues. Management does not feel that the loss of a significant domestic purchaser would significantly impact our domestic operations due to the availability of other potential purchasers for its oil and gas production.

Operating Segment Information – During the first quarter of 2007, we combined our management and administrative functions, and we no longer divide our operations into separate segments. Our exploration, development and production efforts in the United States are managed and evaluated by us as one operation. We operate primarily through traditional ownership of mineral interests in the various states in which we operate. Our oil and gas production are sold to established purchasers and generally transported through existing and well-developed pipeline infrastructure.

Prior to 2007, we had one operating segment which consisted of our investment in Global which was consolidated in our financial statements through the first quarter of 2006.  At April 1, 2006, Global was deconsolidated from our financial statements.  Please see Note 2 – Investments for further discussion.

Our accounting policies for each of our operating segments were the same as those for our consolidated financial statements.  There were no intersegment sales or transfers for the periods presented.  Revenues and expenses no directly identifiable with any segment, such as certain general and administrative expenses, were allocated by us based on various internal and external criteria, including an assessment of the relative benefit to each segment.

See Note 17 – Oil and Gas Disclosures for geographic information regarding our long-lived assets.  Our financial information, expressed in thousands, for our operating segments is as follows for each of the three years in the period ended December 31, 2007:

	For the Twelve Months Ended December 31, 2007
	Corp	Global	Consolidated
Operating revenues	$20,419	$-	$20,419
Interest and other income	3,879	-	3,879
Oil and gas operating expenses	(8,648)	-	(8,648)
General and administrative expenses	(5,844)	-	(5,844)
Depreciation, depletion, accretion and amortization	(6,107)	-	(6,107)
Interest expense and other, net	(390)	-	(390)
Income tax expense	(30)	-	(30)
Equity in losses of Spitfire	(50)	-	(50)
Segment income (loss) from continuing operations	3,229	-	3,229
Capital expenditures	10,867	-	10,867
Total Assets	110,465	-	110,465
Equity investment in Spitfire	6,517	-	6,517

	For the Twelve Months Ended December 31, 2006
	Corp	Global	Consolidated
Operating revenues	$23,150	$3,743	$26,893
Interest and other income	3,326	54	3,380
Oil and gas operating expenses	(9,733)	(1,260)	(10,993)
General and administrative expenses	(5,649)	(1,189)	(6,838)
Depreciation, depletion, accretion and amortization	(9,562)	(1,062)	(10,624)
Interest expense and other, net	(60)	(326)	(386)
Share Based Compensation	-	(2,184)	(2,184)
Income tax expense	-	(187)	(187)
Minority interest	2,175	-	2,175
Cumulative effect of change in accounting principle	-	(868)	(868)
Segment income (loss) from continuing operations	3,647	(3,279)	368
Capital expenditures	12,970	7,158	20,128
Total Assets	125,035	-	125,035
Equity investment in Spitfire	2,023	-	2,023

	For the Twelve Months Ended December 31, 2005
	Corp	Global	Consolidated
Operating revenues	$17,854	$19,045	$36,899
Interest and other income	1,871	1,292	3,163
Oil and gas operating expenses	(6,334)	(5,343)	(11,677)
General and administrative expenses	(6,678)	(4,243)	(10,921)
Depreciation, depletion, accretion and amortization	(6,336)	(5,341)	(11,677)
Gain on sale of subsidiary shares	32,452	-	32,452
Gain on exercise of Global warrants	28,341	-	28,341
Increase in Lyford warrant liability, net	(12,040)	(1,257)	(13,297)
Share based compensation	-	(6,406)	(6,406)
Interest expense and other, net	(455)	(316)	(771)
Income tax expense	(15)	(715)	(730)
Minority Interest	96	-	96
Segment income (loss) from continuing operations	48,756	(3,284)	45,472
Capital expenditures	15,738	17,854	33,592
Total Assets	91,882	55,377	147,259

(16) EARNINGS (LOSS) PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2007, 2006 and 2005.

	2007			2006			2005
(in thousands, except per share data)	Net Income Attributed to Common Stock	Weighted-Average Shares	Per- Share Income	Net Loss Attributed to Common Stock	Weighted-Average Shares	Per- Share Loss	Net Income Attributed to Common Stock	Weighted-Average Shares	Per- Share Income
Basic income (loss) per share	$2,965	9,799	$0.30	$(2,244)	9,953	$(0.23)	$42,068	9,793	$4.30
Effect of dilutive securities:
Preferred Stock (A)	-	-	-	-	-	-	844	1,083	(0.35)
Diluted income (loss) earnings per share	$2,965	9,799	$0.30	$(2,244)	9,953	$(0.23)	$42,912	10,876	$3.95

(A)                              Represent dividends paid to and redemptions of our preferred stock instruments. These increases to income attributed to common stock would not have occurred had these securities been converted by the holder.

Any of our equity securities which were outstanding in the periods presented were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(17)  OIL AND GAS DISCLOSURES

Costs incurred in property acquisition, exploration and development activities, expressed in thousands:

	Year Ended December 31,
	2007	2006	2005
Domestic costs incurred:
Acquisition of properties
Evaluated	$-	$2,181	$-
Unevaluated	-	569	-
Exploration	5,000	4,637	3,936
Development	5,734	4,510	10,296
Total domestic costs incurred	$10,734	$11,897	$14,232

GLOBAL costs incurred: (A)
Exploration	$-	$-	$827
Development	-	-	16,014
Total Global costs incurred	$-	$-	$16,841

(A)  Please note that during 2006, we deconsolidated Global’s operations from our consolidated financial statements. Please see Note 2 – Investments for further discussion.

Capitalized Costs Relating to Oil and Gas Producing Activities, expressed in thousands:

	As of December 31,
	2007	2006	2005
Capitalized costs:
Unevaluated Peru properties (A)	$-	$-	$1,530
Unevaluated Panama properties (A)	-	-	526
Unevaluated domestic properties	7,768	5,845	4,247
Evaluated Colombia properties (A)	-	-	212,684
Evaluated domestic properties	187,817	182,358	173,584
Colombian production facilities (A)	-	-	17,273
Domestic production facilities	1,152	1,273	1,273
Total capitalized costs	196,737	189,476	411,117
Less accumulated depreciation and amortization	(143,760)	(138,291)	(320,832)
Net capitalized costs	$52,977	$51,185	$90,285

(A) Please note that during 2006, we deconsolidated Global’s operations from our consolidated financial statements. Please see Note 2 – Investments for further discussion

Results of Operations from Oil and Natural Gas Producing Activities (A)

(thousands of dollars)

	Year Ended December 31,
	2007	2006	2005
Oil and natural gas revenues	$20,419	$26,893	$36,899
Less:
Oil and natural gas operating costs	8,648	10,993	11,677
Depreciation and amortization	5,481	10,193	11,293
Accretion expense	379	431	384
Income tax expense	30	187	730
	14,538	21,804	24,084
Results of operations from oil and natural gas	$5,881	$5,089	$12,815

(A)  Please note that during the second quarter 2006, we deconsolidated Global’s operations from our consolidated financial statements. Please see Note 2 – Investments for further discussion.

Oil and Gas Reserve Data -- (Unaudited) -- The following information is presented with regard to our domestic proved oil and gas reserves.  The reserve values and cash flow amounts reflected in the following reserve disclosures are based on prices as of year end.

Our domestic reserve estimates at December 31, 2007 have been prepared by Collarini Associates and Crest Engineering Services, Inc. Our domestic reserve estimates at December 31, 2006 and 2005 were prepared by Netherland, Sewell & Associates, Inc. Proved oil and gas reserves are defined as the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Reservoirs are considered proved if economic productibility is supported by either actual production or conclusive formation tests. The area of a reservoir considered proved includes that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. Reserves which can be produced economically through application of improved recovery techniques are included in the “proved” classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

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

“Standardized measure” relates to the estimated discounted future net cash flows, as adjusted for our asset retirement obligations, and major components of that calculation relating to proved reserves at the end of the year in the aggregate and by geographic area, based on year end prices, costs, and statutory tax rates and using a 10% annual discount rate.  Prices at December 31, 2007 were based on the NYMEX prices of $95.98 per barrel and $7.48 per mmbtu, as adjusted by field for quality, transportation and regional price differentials. Prices at December 31, 2006 were based on the West Texas Intermediate price of $57.75 per barrel and the Henry Hub $5.64 per mmbtu, as adjusted by field for quality, transportation and regional price differentials.

	(Unaudited)
	United States		Colombia (3)		Total Worldwide
	Oil (Barrels)	Gas (Mcf)	Oil (Barrels)	Gas (Mcf)	Oil (Barrels)	Gas (Mcf)

	(in thousands)
Proved reserves:
As of December 31, 2004	1,406	13,327	4,200(1)	-	5,606(1)	13,327
Extensions and discoveries	16	497	206	-	222	497
Revisions	(4)	(3,995)	857	-	853	(3,995)
Improved recovery	-	-	13	-	13	-
Production	(135)	(1,299)	(443)	-	(578)	(1,299)
Purchases of reserves in place	14	571	202	-	216	571
Sales of reserves in place	(50)	(648)	-	-	(50)	(648)
As of December 31, 2005	1,247	8,453	5,035(1)	-	6,282(1)	8,453
Extensions and discoveries	173	1,118	-	-	173	1,118
Revisions	422	(595)	-	-	422	(595)
Production	(167)	(1,712)	-	-	(167)	(1,712)
Purchases of reserves in place	250	442	-	-	250	442
Sales of reserves in place	(69)	(701)	-	-	(69)	(701)
Deconsolidation of Global	-	-	(5,035)	-	(5,035)	-
As of December 31, 2006	1,856	7,005	-	-	1,856	7,005
Extensions and discoveries	220	311	-	-	220	311
Revisions	486	(1,135)	-		486	(1,135)
Production	(172)	(986)	-	-	(172)	(986)
Purchases of reserves in place	-	-	-	-	-	-
Sales of reserves in place	(21)	(175)	-	-	(21)	(175)
As of December 31, 2007	2,369	5,020	-	-	2,369	5,020
Proved developed reserves at:
December 31, 2005	975	7,643	1,960(2)	-	2,935(2)	7,643
December 31, 2006	1,412	5,495	-	-	1,412	5,495
December 31, 2007	1,880	4,619	-	-	1,880	4,619

(1)	Included approximately 615,000 and 3,336,000 barrels of total proved reserves attributable to a 14.65% and 66.25% minority interest of Global at December 31, 2004 and 2005, respectively.
(2)	Included approximately 1,299,000 barrels of total proved developed reserves attributable to a 66.25% minority interest of Global.
(3)	Please note that during 2006, we deconsolidated Global’s operations from our consolidated financial statements. Please see Note 2 – Investments for further discussion.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

Unaudited,
in thousands
December 31, 2006:
Future cash inflows	$146,553
Production costs	(54,546)
Development costs	(21,421)
Future income taxes	-
Future net cash flows	70,586
10% discount factor	(19,707)
Standardized measure of discounted future net cash flows (1)	$50,879

December 31, 2007:
Future cash inflows	$270,333
Production costs	(103,439)
Development costs	(18,972)
Future income taxes	-
Future net cash flows	147,922
10% discount factor	(53,983)
Standardized measure of discounted future net cash flows (1)	$93,939

(1)	Cash flows associated with asset retirement obligations are included in the Standardized Measure of Discounted Future Net Cash Flows.

	(Unaudited)
	2007	2006 (3)		2005
		(in thousands)
Worldwide
Standardized measure -- beginning of year	$ 50,879	$ 178,009	(2)	$ 124,650	(1)
Increase (decrease)
Deconsolidation of Global	-	(104,441)		-
Sales, net of production costs	(11,889)	(14,818)		(26,546)
Net change in prices, net of production costs	36,902	(21,686)		66,957
Development costs incurred	(1,361)	(522)		13,441
Change in future development costs	2,420	(6,855)		(7,361)
Change in future income taxes	-	641		(499)
Revisions of quantity estimates	9,832	7,089		1,898
Accretion of discount	5,088	7,587		12,637
Changes in production rates, timing and other	(5,254)	(5,026)		(20,570)
Extensions and discoveries, net of future costs	8,976	7,878		8,690
Sales of reserves-in-place	(1,654)	(4,080)		(1,579)
Purchases of reserves-in-place	-	7,103		6,291
Standardized measure -- end of year	$ 93,939	$ 50,879		$ 178,009	(2)

(1)   Included approximately $9,690,000 of discounted future net cash flows attributable to a 14.65% minority interest of Global.

(2)   Included approximately $69,192,000 of discounted future net cash flows attributable to a 66.25% minority interest of Global.

(3)   Please note that during 2006, we deconsolidated Global’s operations from our consolidated financial statements. Please see Note 2 – Investments for further discussion.

(18)  COMMITMENTS AND CONTINGENCIES

Operating Leases -- We lease our corporate and other office space. Total office lease payments during 2007, 2006 and 2005 totaled $360 thousand, $457 thousand and $756 thousand, respectively, net of applicable sublease arrangements. Future minimum rental payments required under all leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2007 are as follows:

Year	Amount
2008	$275,000
2009	240,000
2010	241,000
2011	242,000
Thereafter	20,000
Total minimum payments required	$1,018,000

Exxon Litigation – Exxon Mobil Corporation v. XPLOR Energy SPV-I, Inc. filed in the 17th Judicial District Court for the Parish of LaFourche, State of Louisiana; Case No. 106838.  On July 3, 2007, Exxon Mobil Corporation (“Exxon”) filed a Petition for Damages against XPLOR Energy SPV-I, Inc. (“Xplor”), alleging that Exxon is entitled to $960 thousand in interest related to an after payout working interest retained by Exxon in Xplor’s State Lease 14589 #2 well in the Lake Raccourci field. In December 2006, Exxon undertook a joint interest audit of Xplor’s accounts related to the State Lease 14589 # 2 well. We acquired our ownership in the State Lease 14589 #2 well in the Lake Raccourci field as part of our acquisition of Xplor in 1999. Exxon had retained certain override and after payout interests on the State Lease 14589 #2 well pursuant to a 1995 Farmout Agreement and a 1998 Sublease Agreement with Xplor.

On January 2, 2007, we received from Exxon a letter setting forth the conclusions of the joint interest audit conducted by Exxon. Pursuant to the audit report, Exxon reported an underpayment of approximately $5.1 million related to the increased after-payout additional royalties and net revenues (including interest) in the well on the assumption that Exxon would elect to convert a portion of its override to an after payout working interest. We, as operator of the properties in question, retained our own outside accounting expert to conduct a separate joint interest audit of this matter. With the exception of minor interest calculations, our retained joint interest auditor verified the amounts of Exxon’s claim. We also retained a Louisiana law firm to conduct a legal analysis of the Exxon audit claim. All reviews conclude that neither we nor our co-lessees provided a formal written notice of payout to Exxon at the time that payout on the State Lease 14589 #2 well occurred (September 2000) or made payment for the corresponding increase in after-payout net revenues and royalties due to Exxon.

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

On August 10, 2007 we filed and served on Exxon our Answer, Affirmative Defenses and Reconventional Demand (the “Answer”). On January 30, 2008, Exxon and Xplor on its behalf and on behalf of the working interest owners reached a settlement with Exxon. The settlement terms included Exxon’s agreement to dismiss the lawsuit and to release all related claims in exchange for a one time lump sum payment of $800 thousand.  Xplor’s pro rata share of the settlement amount was approximately $320 thousand with the remaining working interests contributing their pro rata share of the settlement payment. The resolution of this matter did not have a material impact on our financial results.

Flohr Litigation -- Thomas M. Flohr d/b/a Emerging Markets Group v. International Business Associates Ltd. et al; Case No. 07 CV 2920 filed in the United States District Court for the Southern District of New York.

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

On June 23, 2007, we received a notice of dispute from the Plaintiff advising that Plaintiff intended to pursue resolution of this matter through arbitration. On October 11, 2007, we and the Plaintiff entered into a Settlement Agreement and executed mutual releases wherein all claims related to or touching upon the August 10, 2004 Fee Agreement are fully released in exchange for our payment of $112,500 to the Plaintiff. The resolution of this matter did not have a material impact on our financial results.

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

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over the financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2007.  This evaluation was based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2007.

The Company's independent auditors, Hein & Associates, LLP, with direct access to the Company's Board of Directors through its Audit Committee, have audited the consolidated financial statements prepared by the Company. Their report on the consolidated financial statements is included in Part II, Item 8. Financial Statements and Supplementary Data. Hein & Associates, LLP’s report on the Company's internal control over financial reporting appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

HKN, Inc.

We have audited HKN, Inc's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  HKN’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, HKN, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of HKN, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 19, 2008 expressed an unqualified opinion.

HEIN & ASSOCIATES LLP

Dallas, Texas

February 19, 2008

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding HKN’s directors and executive officers is set forth under “Proposal One: Election of Directors”, “Executive Officers of HKN” and “Section 16(a) Beneficial-Ownership Reporting Compliance” in HKN’s Proxy Statement, to be filed on or before April 30, 2008, which information is incorporated herein by reference.

Information regarding corporate governance is set forth under “Corporate Governance” in HKN’s Proxy Statement, to be filed on or before April 30, 2008, which information is incorporated herein by reference.

HKN has adopted a code of ethics that applies to all members of Board of Directors and employees of HKN, including, the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  HKN has posted a copy of the code on HKN’s internet website at the internet address: http://www.hkninc.com/corpgov.html.  Copies of the code of ethics may be obtained free of charge from HKN’s website at the above internet address.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding HKN’s compensation of its Chief Executive Officer, Chief Financial Officer and other named executive officers is set forth under “Executive Compensation” in HKN’s Proxy Statement, to be filed on or before April 30, 2008, which information is incorporated herein by reference. Information regarding HKN’s compensation of its directors is set forth under “Director Compensation” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under “Ownership of Common Stock” in HKN’s Proxy Statement, to be filed on or before April 30, 2008, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is set forth under “Certain Relationships and Related Transactions” in HKN’s Proxy Statement, to be filed on or before April 30, 2008, which information is incorporated herein by reference. Information regarding director independence is set forth under “Corporate Governance” in HKN’s Proxy Statement to be filed on or before April 30, 2008, which information is to be incorporated herein by reference.

ITEM 14. PRINCIPAL ACOCUNTING FEES AND SERVICES

The information required by this item is set forth under “Independent Registered Public Accountants” in HKN’s Proxy Statement to be filed on or before April 30, 2008, which information is incorporated by reference herein from HKN’s Proxy Statement, which will be filed with the SEC on or before April 30, 2008.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this Annual Report:

(1) Financial Statements included in Part II of this Annual Report:

Page
HKN, Inc. and Subsidiaries
-- Report of Independent Registered Public Accounting Firms	39
-- Consolidated Balance Sheets -- December 31, 2007 and 2006	40
-- Consolidated Statements of Operations for the three years ended
December 31, 2007	41
-- Consolidated Statements of Stockholders’ Equity for the three years ended
December 31, 2007	42
-- Consolidated Statements of Cash Flows for the three years ended
December 31, 2007	43
-- Notes to Consolidated Financial Statements	44

(2)         The information required by Schedule I is either provided in the related financial statements or in a note thereto, or is not applicable to HKN, Inc. The information required by all other Schedules is not applicable to HKN, Inc.

(3)        Exhibits

3.1	Restated Certificate of Incorporation of HKN, Inc. (filed as Exhibit 3.1 to HKN’s Form 10-K dated February 28, 2006, File No. 1-10262, and incorporated herein by reference).

3.2

Certificate of Amendment to Restated Certificate of Incorporation of Harken Energy Corporation dated June 4, 2007 (filed as Exhibit 3.2 to HKN’s Form 10-Q dated August 7, 2007, File No. 1-10262, and incorporated by reference herein).

3.3	Amended and Restated Bylaws of HKN, Inc. (filed as Exhibit 3.7 to HKN’s Annual Report on Form 10-K for fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

4.1

Form of certificate representing shares of HKN, Inc. common stock, par value $.01 per share (filed as Exhibit 4.1 to HKN’s Form 10-Q dated August 7, 2007, File No. 1-10262, and incorporated by reference herein).

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

10.1	Exploration and Development Agreement – Indiana Posey (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K, dated March 22, 2005, File No. 001-10262, and incorporated herein by reference).

10.2	Exploration and Development Agreement – Ohio Cumberland (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K, dated March 29, 2005, File No. 001-10262, and incorporated herein by reference).

*21	Subsidiaries of HKN, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm – Hein & Associates, LLP

*23.2	Consent of Collarini & Associates (Independent Reserve Engineers)

*23.3	Consent of Crest Engineering Services (Independent Reserve Engineers)

*24	Power of Attorney

*31.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (“S.O. Act”)

*31.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 302 of the S.O. Act

*32.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*32.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2008.

HKN, INC.

/s/ Anna M. Williams
By: Anna M. Williams, Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on February 21, 2008.

Signature	Title

/s/ Anna M. Williams	Senior Vice President – Finance and Chief Financial Officer
Anna M. Williams	(Principal Financial Officer and Principal Accounting
Officer)

/s/ Mikel D. Faulkner	Director, Chief Executive Officer and President
Mikel D. Faulkner	(Principal Executive Officer)

/s/ Michael M. Ameen *	Director
Michael M. Ameen

/s/ J. William Petty *	Director
J. William Petty

/s/ Alan G. Quasha *	Director
Alan G. Quasha

/s/ H.A. Smith *	Director
H. A. Smith

/s/ Anna M. Williams
* By: Anna M. Williams, Attorney in-fact