Form 10-Q
period 2008-03-31
HKN, Inc.
filed 2008-05-06
CIK 313478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares of Common Stock, par value $0.01 per share, outstanding as of May 1, 2008 was 9,695,658.

HKN, INC.

INDEX TO QUARTERLY REPORT

March 31, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

HKN, INC.

CONSOLIDATED  CONDENSED BALANCE SHEETS

(Unaudited, in thousands, except for share amounts)

	March 31,	December 31,
	2008	2007
Assets

Current Assets:
Cash and temporary investments	$21,942	$25,581
Margin deposits held by broker	3,827	123
Accounts receivable, net	3,967	3,670
Prepaid expenses and other current assets	735	641
Total Current Assets	30,471	30,015

Property and Equipment, net	53,445	53,258

Available for Sale Investment	15,586	19,824
Investment in Spitfire, equity method	6,590	6,517
Other Assets, net	494	851
	$106,586	$110,465

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade payables	$503	$1,013
Accrued liabilities and other	2,372	2,970
Derivative liabilities	1,028	61
Revenues and royalties payable	1,345	1,438
Total Current Liabilities	5,248	5,482

Asset Retirement Obligation	5,226	5,187
Deferred Tax Liability	20	20
Preferred Stock Dividends	71	10
Total Liabilities	10,565	10,699

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $160 thousand liquidation value 700,000 shares authorized; 1,600 shares outstanding	2	2
Series G2 Preferred Stock, $1.00 par value; $100 thousand liquidation value 100,000 shares authorized; 1,000 shares outstanding	1	1
Series M Preferred Stock, $1.00 par value; $4.4 million liquidation value 50,000 shares authorized; 44,000 shares outstanding	44	44
Common stock, $0.01 par value; 325,000,000 shares authorized; 9,719,017 and 9,768,261 shares issued, respectively	97	98
Additional paid-in capital	446,578	446,973
Accumulated deficit	(357,010)	(358,063)
Accumulated other comprehensive income	6,524	10,711
Treasury stock, at cost, 25,234 and 0 shares held, respectively	(215)	—
Total Stockholders’ Equity	96,021	99,766
	$106,586	$110,465

The accompanying Notes to Consolidated Condensed Financial Statements are
an integral part of these Statements.

HKN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except for share and per share amounts)

	Three Months Ended March 31,
	2008	2007

Revenues and other:
Oil and gas operations	$5,536	$4,609
Trading revenues, net	(134)	152
Fees, interest and other income	878	1,049
	6,280	5,810
Costs and Expenses:
Oil and gas operating expenses	2,655	2,190
General and administrative expenses	1,189	1,086
Depreciation, depletion, amortization and accretion	1,230	1,834
Equity in losses of Spitfire	3	16
Other expenses	86	227
	5,163	5,353
Income before income taxes	$1,117	$457
Income tax expense	3	24
Net income	$1,114	$433
Accrual of dividends related to preferred stock	(71)	(49)
Payments of dividends	10	—
Net income attributed to common stock	$1,053	$384
Basic and Diluted net income per common share:
Net income per common share	$0.11	$0.04
Weighted average common shares outstanding	9,737,907	9,813,830

The accompanying Notes to Consolidated Condensed Financial Statements are

an integral part of these Statements.

HKN, INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

								Accumulated
					Additional			Other
	Preferred Stock			Common	Paid-In	Treasury	Accumulated	Comprehensive
	G1	G2	M	Stock	Capital	Stock	Deficit	Income	Total

Balance, December 31, 2007	$2	$1	$44	$98	$446,973	$—	$(358,063)	$10,711	$99,766

Accrual of preferred stock dividends	—	—	—	—	—	—	(71)	—	(71)
Issuance of preferred stock dividends	—	—	—	—	—	—	10	—	10
Treasury stock repurchase	—	—	—	—	—	(636)	—	—	(636)
Treasury stock retirements	—	—	—	(1)	(420)	421	—	—	—
Equity in stock issuances by Spitfire	—	—	—	—	25	—	—	—	25
Net income	—	—	—	—	—	—	1,114	—
Unrealized holding loss on available for sale investments								(4,251)
Unrealized foreign currency gain								64
Total comprehensive loss									(3,073)
Balance, March 31, 2008	$2	$1	$44	$97	$446,578	$(215)	$(357,010)	$6,524	$96,021

The accompanying Notes to Consolidated Condensed Financial Statements

are an integral part of these Statements.

HKN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$1,114	$433
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	1,230	1,834
Realized loss on available for sale investments	—	91
Realized gain on derivative instruments	43	(245)
Unrealized gain on derivative instruments	(177)	(4)
Impairment recovery on land	(179)	—
Other, net	3	43
Change in operating assets and liabilities:
Increase in prepaid assets and other	(211)	(2)
Decrease (increase) in accounts receivable and other	(297)	1,381
Decrease in marketable securities	—	5,000
Increase in margin deposits posted with brokers	(3,704)	(1,041)
Increase in derivative liabilities	1,101	48
Decrease in trade payables and other	(1,608)	(4,640)
Net cash provided by (used in) operating activities	(2,685)	2,898

Cash flows from investing activities:
Net proceeds from sales of assets	324	—
Capital expenditures	(519)	(3,633)
Acquisitions costs	(123)	(15)
Proceeds from sales of available for sale investments	—	1,530
Purchase of common shares in Spitfire	—	(174)
Net cash used in investing activities	(318)	(2,292)

Cash flows from financing activities:
Treasury shares purchased	(636)	(300)
Net cash used in financing activities	(636)	(300)

Net (decrease) increase in cash and temporary investments	(3,639)	306
Cash and temporary investments at beginning of period	25,581	25,954
Cash and temporary investments at end of period	$21,942	$26,260

The accompanying Notes to Consolidated Condensed Financial Statements

are an integral part of these Statements.

HKN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2008 and 2007

(Unaudited)

(1)                                 BASIS OF PRESENTATION

Our accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to prevent the information presented from being misleading. In our opinion, these financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2008 and December 31, 2007 and the results of our operations and changes in our cash flows for all three-month periods presented as of March 31, 2008 and 2007. The December 31, 2007 consolidated condensed balance sheet information is derived from audited financial statements. All adjustments represent normal recurring items. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain prior year amounts have been reclassified to conform with the 2008 presentation.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from these estimates. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation – The consolidated condensed financial statements include the accounts of all companies that we, through our direct or indirect ownership or shareholding, were provided the ability to control the operating policies and procedures. All significant intercompany balances and transactions have been eliminated.

Comprehensive Loss – Comprehensive Loss includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Our total comprehensive loss for the period is as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)

Net income	$1,114	$433
Foreign currency translation adjustment on investment	64	161
Unrealized loss on investments	(4,251)	(8,382)
Reclassification of holding loss on available for sale investments into earnings	—	207
Total comprehensive loss	$(3,073)	$(7,581)

Financial Instruments - We carry our financial instruments including cash, derivatives, and our investment in ordinary shares of Global Energy Development PLC (“Global”) at their estimated fair values. The fair values of our securities and exchange-traded derivatives are based on prices quoted in active markets, and the fair values of our commodity and foreign-currency derivatives are based on pricing provided by our counterparties.  Our investment in ordinary shares of Global has been designated as available for sale. The associated unrealized gains and losses on our available for sale investments are recorded to other comprehensive income until realized and are reclassified into earnings using specific identification.

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

Recent Accounting Pronouncements – In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 141R and SFAS 160 will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141R retains the fundamental requirements in Statement 141 “Business Combinations” while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, and classified as a component of equity. These Statements become simultaneously effective January 1, 2009. Early adoption is not permitted. We are currently evaluating the impact this guidance will have on our consolidated condensed financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.   The Company’s adoption of SFAS 161 is not expected to have a material impact on our financial condition or results of operations.

(2)                                 ADOPTION OF NEW ACCOUNTING PRINCIPLE

We adopted the provisions of Statement of Financial Accounting No. 157, “Fair Value Measurements” (“SFAS 157”), on January 1, 2008 with no material impact on our consolidated condensed statement of operations or financial condition.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability.  Classification with in the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The valuation hierarchy contains three levels:

•                  Level 1 – Valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets.

•                  Level 2 – Valuation inputs are quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the asset or liability being measured.

•                  Level 3 – Valuation inputs are unobservable and significant to the fair value measurement.

Our fair value measurements relate to our available-for-sale investment in Global’s ordinary shares, our exchange-traded equity securities and commodity securities with quoted prices in active markets.  Accordingly, the fair value measurements of these securities have been classified as Level 1.  Our foreign currency securities are measured using observable inputs for similar assets and liabilities in active markets.  As a result, the fair value measurement of our foreign currency securities is classified as Level 2.

Also included in our fair value measurements are our 1.3 million warrants to acquire common shares of Spitfire Energy Ltd. (“Spitfire”).  We measure the fair value of our Spitfire warrants using the Black-Scholes Valuation model which incorporates using observable inputs such as Spitfire’s common share price and other inputs obtained from sources independent of us.  We do however; use the historical volatility, that is, the volatility for the shares derived from the shares’ historical prices, and historical volatility typically does not represent current market participant expectations about future volatility.  Thus, the fair value measurements of our Spitfire warrants have been classified as Level 3.

The following table presents our trading securities, available-for-sale securities and Spitfire warrants carried at fair value as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3
Available-for-sale securities
Investment in Global	$15,586	$—	$—
Other assets
Spitfire warrants	—	—	25
Total assets at fair value	$15,586	$—	$25

	Level 1	Level 2	Level 3
Trading securities	$(942)	$—	$—
Foreign currency securities	—	(86)	—
Total liabilities at fair value	$(942)	$(86)	$—

The table above does not include our equity investment in Spitfire of $6.6 million in which we are deemed to have a significant influence and, as such, is not accounted for at fair value under SFAS 157.

The reconciliation of the fair value for our Level 3 asset, the Spitfire warrants, including net purchases and sales, realized gains and change in unrealized gains, is set out below (in thousands):

Three Months Ended March 31, 2008

Beginning balance at January 1, 2008	$111
Total realized and unrealized losses included in earnings	(86)
Net purchases and sales	—
Closing fair value at March 31, 2008	$25

These unrealized losses of $86 thousand related to our Spitfire warrants are included in other expenses in our consolidated condensed statement of operations for the three months ended March 31, 2008.

On February 8, 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB 157” (FSP 157-2) which partially deferred the provisions of SFAS 157 to annual periods beginning after November 15, 2008 for non-financial assets and liabilities.  Non-financial assets include fair value measurements associated with business acquisitions and impairment testing of tangible and intangible assets.  We are currently evaluating the impact that the adoption of SFAS 157 will have on our nonfinancial assets and liabilities in our consolidated condensed financial statements.

(3)                                 INVESTMENT IN GLOBAL

At March 31, 2008 and December 31, 2007, we held an investment in Global through our ownership of approximately 34% of Global’s ordinary shares which we account for as a non-current available-for-sale investment. Global is a petroleum exploration and production company focused on Latin America.  Global’s shares are traded on the AIM, a market operated by the London Stock Exchange. At March 31, 2008 and December 31, 2007, our investment in Global was equal to the market value of our 11.9 million shares of Global’s ordinary shares as follows:

	March 31, 2008	December 31, 2007

Shares of Global Stock held by HKN	11,893,463	11,893,463
Closing Price of Global Stock	£0.66	£0.84
Foreign Currency Exchange Rate	1.9855	1.9843
Market Value of Investment in Global	$15,585,551	$19,824,167

The foreign currency translation adjustment of $13 thousand and the unrealized loss on investment of $4.3 million for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity at March 31, 2008.

(4)                                 EQUITY INVESTMENT IN SPITFIRE ENERGY

At March 31, 2008 and December 31, 2007, we held an investment in Spitfire through the ownership of approximately 25% of Spitfire’s currently outstanding common shares. Spitfire is an independent public company (TSX-V; SEL) actively engaged in the exploration, development and production of crude oil, natural gas and natural gas liquids in Western Canada.

As a result of our 25% ownership of Spitfire’s outstanding common shares and our two seats (out of a total of seven) on Spitfire’s board of directors, we have the ability to exert significant influence over Spitfire’s operating and financial policies. Accordingly, we reflect our investment in Spitfire as an equity method investment. Due to timing differences in our filing requirements and the lack of availability of financial information for the current quarterly period, we record our share of Spitfire’s financial activity on a three-month lag.

In accordance with the equity method of accounting, our investment is adjusted to reflect our share of changes in Spitfire’s capital.  It is further adjusted to recognize our share of their earnings as they occur rather than as dividends or other distributions are received.  Our share of their earnings would also include any other-than-temporary declines in fair value recognized during the period. Changes in our proportionate share of the underlying equity of Spitfire which result from their issuance of additional equity securities are recognized as increases or decreases in shareholders’ equity, net of any related tax effects.

Our investment in Spitfire is reported in our balance sheet at its adjusted carrying value as a non-current asset, and our earnings are reported net of tax as a single line on our income statement.  At March 31, 2008 and December 31, 2007, our carrying value of this investment was $6.6 million and $6.5 million, respectively. The market value of our investment in shares of Spitfire common stock was $3.4 million at March 31, 2008. Management believes this excess of carrying value over the market value is temporary.

 (5)                              PROPERTY AND EQUIPMENT

A summary of property and equipment follows (in thousands):

	March 31,	December 31,
	2008	2007
Unevaluated oil and gas properties:
Unevaluated North American properties	$1,044	$2,049
Unevaluated Coal Bed Methane prospects	5,991	5,719

Evaluated North American oil and gas properties	189,868	187,817
Facilities and other property	1,760	1,748
Less accumulated depreciation, depletion and amortization	(145,218)	(144,075)
	$53,445	$53,258

(6)                                 DERIVATIVE INSTRUMENTS

Trading Derivatives – As part of our treasury activities, we engage in the active management of investments and derivative instruments in energy industry securities traded on domestic securities exchanges. We use these derivatives as a tool to enhance investment returns or to minimize the risk in our energy industry portfolio. Our energy industry derivatives are presented at fair value as derivative liabilities on our accompanying balance sheets at March 31, 2008 and December 31, 2007. These derivatives are not designated as hedges under SFAS 133, and we recognize gains and losses related to these positions in current earnings. For the three months ended March 31, 2008, we have included unrealized and realized net losses of $195 thousand and $16 thousand, respectively, related to these derivatives within trading revenues in our consolidated condensed statement of operations. These derivatives are recorded at their estimated fair value of $942 thousand as derivative liabilities on our consolidated condensed balance sheet at March 31, 2008. The notional value of these open written options at March 31, 2008 was $11.4 million.

Commodity Futures Contracts - We enter into certain commodity derivative instruments which are effective in mitigating commodity price risk associated with a portion of our future monthly natural gas and crude oil production and related cash flows. Our oil and gas operating revenues and cash flows are impacted by changes in commodity product prices, which are volatile and cannot be accurately predicted. Our objective for holding these commodity derivatives is to protect the operating revenues and cash flows related to a portion of our future natural gas sales and crude oil from the risk of significant declines in commodity prices. We have not designated any of our commodity derivatives as hedges under SFAS 133.

Unrealized and realized gains related to crude oil derivative transactions for the three months ended March 31, 2008 were $55 thousand and $59 thousand, respectively. These amounts are included in trading revenues in our consolidated condensed statement of operations. All of our purchased commodity futures contracts were closed as of March 31, 2008.

As of March 31, 2008, neither we nor any of our consolidated companies hold any derivative instruments which are designated as fair value hedges, cash flow hedges or foreign currency hedges. Settlements of our oil and gas commodity derivatives are based on the difference between fixed option prices and the New York Mercantile Exchange closing prices for each month during the life of the contracts. We monitor our crude oil and natural gas production prices compared to New York Mercantile Exchange prices to assure our commodity derivatives are effective hedges in mitigating our commodity price risk.

Foreign Currency Derivative Contracts - During the first quarter 2008, we entered into certain foreign currency derivative instruments to mitigate the foreign currency price risk associated with our investment in Global’s ordinary shares. Our investment in Global is impacted by changes in the British Sterling Pound exchange rate to U.S. dollars. We have not designated any of our foreign currency derivatives as hedges under SFAS 133, and we recognize gains and losses related to the positions in current earnings. For the three months ended March 31, 2008, we have included unrealized losses of $37 thousand related to these derivatives within trading revenues in our consolidated condensed statement of operations. These derivatives are recorded at their estimated fair value of $86 thousand as derivative liabilities on our consolidated condensed balance sheet at March 31, 2008.

Spitfire Warrants - In association with our investment in Spitfire, we also hold 1.3 million warrants to acquire common shares of Spitfire.  We account for these warrants as derivatives in accordance with SFAS 133. The expiration date of the warrants is August 1, 2010.  These warrants are recorded at their estimated fair value of $25 thousand at March 31, 2008 as other assets in our consolidated condensed balance sheet. We have included unrealized losses of $86 thousand, related primarily to the decrease in the underlying price of Spitfire’s common shares, within other expenses in our consolidated condensed statement of operations for the three months ended March 31, 2008.

(7)                                 ASSET RETIREMENT OBLIGATION

We recognize the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. A summary of our assets with required asset retirement obligations as of March 31, 2008 is as follows (in thousands):

Asset Category	Asset Retirement Obligation Liability	Estimated Life
North American oil and gas producing properties	$3,769	0-20 years
North American facilities and other property	$1,457	3-27 years
	5,226

The following table describes all changes to our asset retirement obligation liability during the three months ended March 31, 2008 (in thousands):

Asset retirement obligation at beginning of year	$5,187
Additions	15
Disposals	(65)
Revisions of estimates	—
Accretion expense	89
Asset retirement obligation at March 31, 2008	$5,226

(8)                                 STOCKHOLDERS’ EQUITY

Treasury Stock – At March 31, 2008 and December 31, 2007, we held 25 thousand and no shares, respectively, of treasury stock. During the three months ended March 31, 2008, we repurchased approximately 75 thousand shares of our common stock in the open market at a cost of approximately $636 thousand pursuant to our repurchase program. During the three months ended March 31, 2008, we retired approximately 49 thousand treasury shares.

The changes in the number of common and preferred shares and shares held in treasury during the three months ended March 31, 2008 are as follows:

	Number of Shares
Description	Preferred G1	Preferred G2	Preferred M	Common	Treasury
Balance at December 31, 2007	1,600	1,000	44,000	9,768,261	—
Common shares issued for preferred dividends	—	—	—	83	—
Treasury shares retired	—	—	—	(49,327)	(49,327)
Treasury shares purchased	—	—	—	—	74,561
Balance as of March 31, 2008	1,600	1,000	44,000	9,719,017	25,234

(9)                                 EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock. The following table sets forth the computation of basic and diluted income per share for the three months ended March 31, 2008 and 2007 (in thousands, except per share data):

	For the three months ended March 31, 2008			For the three months ended March 31, 2007
	Net income attributed to common stock (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount	Net income attributed to common stock (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$1,053	9,738	$0.11	$384	9,814	$0.04
Effect of dilutive securities
Preferred stock (A)	—	—	—	—	—	—
Diluted earnings per share	$1,053	9,738	$0.11	$384	9,814	$0.04

(A)                  Any of our equity securities which were outstanding in the periods presented were excluded from the calculation of diluted   earnings per share as their effect would have been antidilutive.

(10)                          COMMITMENTS AND CONTINGENCIES

Exxon Litigation – Exxon Mobil Corporation v. XPLOR Energy SPV-I, Inc. filed in the 17th Judicial District Court for the Parish of LaFourche, State of Louisiana; Case No. 106838.  In July 2007, Exxon Mobil Corporation (“Exxon”) filed a Petition for Damages against XPLOR Energy SPV-I, Inc. (“Xplor”), alleging that Exxon is entitled to $960 thousand in interest related to an after payout working interest retained by Exxon in Xplor’s State Lease 14589 #2 well in the Lake Raccourci field.. In August 2007 we filed and served on Exxon our Answer, Affirmative Defenses and Reconventional Demand (the “Answer”). In January 2008, Exxon and Xplor on its behalf and on behalf of the working interest owners reached a settlement with Exxon. The settlement terms included Exxon’s agreement to dismiss the lawsuit and to release all related claims in exchange for a one time lump sum payment of $800 thousand.  Xplor’s pro rata share of the settlement amount was approximately $320 thousand with the remaining working interests contributing their pro rata share of the settlement payment. All amounts are properly accrued in our consolidated condensed financials at March 31, 2008.  The resolution of this matter did not have a material impact on our financial results.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

The following discussion is intended to assist you in understanding our business and the results of our operations.  It should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2007. Certain statements made in our discussion may be forward looking.  Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. These risks, uncertainties, and other factors include, among others, the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission, as well as other risks described in this Quarterly Report.  Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing HKN, Inc. and its consolidated subsidiaries on a consolidated basis.

BUSINESS OVERVIEW

Our strategy is to enhance value for our stockholders through the development of a well-balanced portfolio of energy-based assets.  Our Gulf Coast oil and gas assets and our coalbed methane prospects provide a large inventory of both high and low-risk projects and high-potential exploration long-term opportunities.  We engage in the active management of investments in energy industry securities and futures traded on domestic and international securities exchanges in order to provide us with high-yield returns and additional cash flow.  During 2008, we are focusing on:

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

Consistent with our strategy to deploy assets into energy-based opportunities, during the three months ended March 31, 2008, we held approximately $15.5 million outstanding of average notional value in exchange-traded written positions in our trading portfolio.

Consistent with our strategy to develop and optimize our longer-term assets, during the three months ended March 31, 2008, we invested approximately $519 thousand of capital expenditures into our Gulf Coast oil and gas properties and coalbed methane prospects.  The majority of these capital additions are associated with the drilling of the RC Robertson #1 well in the NW Speaks field in south Texas along with other various projects.

During the first quarter 2008, we have reviewed our oil and gas assets for those which represent a disproportionate concentration of value for us or have reached full potential of their near-term value in order to pursue the monetization of those assets during the remainder of 2008. We anticipate pursuing the sale of certain oil and gas assets during the second quarter 2008.

Gulf Coast Oil and Gas Properties

During the first quarter 2008, our results of operations reflect increased oil revenues through the benefit of strong oil commodity prices. Our natural gas revenues declined in the first quarter 2008 compared to the prior year period due to the decline of our gas producing wells. Substantially all of our production is concentrated in eleven oil and gas fields along the onshore and offshore Texas and Louisiana Gulf Coast.

Our revenues are primarily derived from sales from our oil and gas properties. Approximately 65% of our production comes from our operated properties all located in the United States. These revenues are a function of the oil and gas volumes produced and the prevailing commodity price at the time of production, and certain quality and transportation discounts. The commodity prices for crude oil and natural gas as well as the timing of production volumes have a significant impact on our operating income. During the first quarter 2008, our oil and gas revenues were comprised of approximately 70% oil sales and 30% natural gas production. As of March 31, 2008, our net domestic production rate was averaging approximately 775 barrels of oil equivalent (“boe”) per day.

The following field data updates the status of our operations through March 31, 2008:

Main Pass, Plaquemines Parish – Louisiana

We have a 90% interest in Main Pass and are the field operator. This field contains a seven-platform facility complex including separation, injection, compression, processing and transportation terminals for oil, water and gas.  The field also contains 67 wellbores (60 oil and 7 injection wells), of which 33 are active, and an eight mile oil transport line with pump/metering facilities. Our Main Pass 35 facility is located approximately six miles offshore in State waters off the Gulf Coast of Louisiana. In late 2007, third party compression was upgraded and additional third party production was brought to the Main Pass 35 facility. In the first quarter 2008, additional third party operators have inquired about bringing their production and products to the Main Pass facility in future periods. Efforts have continued with a third-party engineering firm to evaluate and document additional recompletion targets, and to complete a geological and geophysical study and wellbore utilization plan which are all anticipated to be finalized by mid year 2008. We currently have license to 21 square miles of 3D seismic data covering the area held by productive leases. Gross production during the first quarter 2008 was approximately 450 boe per day. Additional compression upgrades for gas lift are planned in 2008 to better serve Main Pass 35 wells as well as the production from four other producing areas and anticipated additional areas.

Lapeyrouse Field, Terrebonne Parish – Louisiana

We hold an average non-operated working interest of approximately 18% in the production from nine wells in this field. Current gross field production is averaging approximately 822 boe per day for the first quarter 2008. The first of two planned compression facilities were installed in 2007 by the field’s new operator. An additional compression facility is planned for 2008 installation. Evaluation efforts are still ongoing with additional diagnostic work planned to address the field pressure decline and to utilize all available wellbores.

Lake Raccourci Field, Lafourche Parish – Louisiana

We hold an average 40% operated working interest in each of our Lake Raccourci wells. Gross production for this field averaged 530 boe per day for the first quarter 2008. Efforts are underway to secure additional compression and to upgrade gas lift equipment to address production decline in the field.

Point-a-la-Hache Field, Plaquemines Parish – Louisiana

 We maintain a 25% operated working interest in one producing well in this field. Average gross production for the first quarter 2008 was approximately 63 boe per day.

Creole Field, Terrebonne Parish - Louisiana

We hold an average 15% non-operated working interest in this offshore field. Both wells that were drilled in 2007 were tied in and began producing in late 2007. Multiple stacked pays in these wells indicate favorable future recompletion potential. Gross daily production from the wells (six completions) was approximately 540 boe per day during the first quarter 2008. In January 2008, we acquired interest in adjoining acreage and facilities which will ensure the availability of gas lift gas and improved salt water disposal.

East Lake Verret, Assumption Parish – Louisiana

We have an average 5% non-operated working interest in this field.Two development wells on this project were successfully completed and placed into production in 2007. Due to stacked pays, favorable recompletion potential is expected in the future productive life of these wells. The operator proposed the drilling of a third well in late 2007, but we declined participation after deeming the prospect did not meet our risk/reward criteria. Gross daily production from both wells was approximately 720 boe per day during the first quarter 2008.

Point-au-Fer Field, Terrebonne Parish – Louisiana

We own a 12.5% non-operated working interest in this approximate 56 square mile area. Gross production for this field was approximately 89 boe per day for the first quarter 2008. Several prospects have been identified in the area, and we expect to have additional drilling and workover activity in 2008.

BP 2D Texas Gulf Coast Project, Various Counties - Texas

The first shallow Yegua well in the project, the Boquillas # 1, was spud in late 2007 and put on gas production during the first quarter 2008. A number of other locations have been identified and a drilling program will be determined pending the evaluation of the results of this initial well. Gross production from this well was approximately 53 boe per day for the first quarter 2008.

An 85 square mile 3D seismic survey in the northeastern portion of the project area has been proposed, but we declined participation after deeming the 3D portion of the project did not meet our risk/reward criteria.

Allen Ranch Field, Colorado County – Texas

We own an 11.25% non-operated working interest in this area. Gross production for this field was approximately 163 boe per day during the first quarter of 2008 primarily from the initial well, the Hancock

Gas Unit # 1 which is the only well currently producing from the field. After demonstrating significant commercial production in several horizons, the Hancock Gas Unit #2, was damaged in the course of a remedial workover. The operator has temporarily abandoned operations on this well, and may recommend plugging operations at a future date.

Raymondville Field, Willacy County – Texas

We own a 27% non-operated working interest in this area. Current gross production for this field averaged approximately 520 boe per day during the first quarter 2008. Well work during the first quarter 2008 netted successful recompletions for the following wells in this field:  F. Yturria # 3-1, F. Yturria # 3-2, F. Yturria # 2-1, and H. Yturria # 2-10.

Wildcat Field, Matagorda County – Texas

We own a 7.5% non-operated working interest in this area.  The Dawdy Luck #1 well was completed and started producing during 2007. Current gross production for this field is averaging approximately 78 boe per day.

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

On the Indiana Posey Prospect, we have completed Phase I – Core Samples work on the Indiana Prospect which consisted of obtaining and analyzing coal samples. Based on the positive outcome of the coring analysis, we elected into Phase II which consists of exploratory work.  During 2007, all five pilot producing wells were drilled, completed and put on pump-down production for gas desorption via newly installed pumps, lines and facilities. In addition, a produced water disposal well was drilled and completed to service the pilot wells.  Some gas production has begun and is being used throughout the field for fuel gas needs.  The extent of water influx is under evaluation to enhance desorption efforts.  In the first quarter 2008, chemical treatments to enhance well fluid productivity was begun with fracture stimulation under evaluation as desorption pump-down continues.

In 2007, we elected to proceed with a second pilot well project. A monitor well was drilled, completed and tested for permeability determination in late 2007. Plans to begin drilling the five pilot producers and the water disposal well are underway as weather and land issues permit during the second and third quarters 2008. Following an evaluation period of these pilot wells, we will evaluate a Phase III – Development election and funding of a development well program as contemplated by the agreements.

On the Ohio Cumberland Prospect, we have completed Phase I – Core Samples work on the Ohio Prospect which consisted of obtaining and analyzing coal samples. With regard to Phase II, we made an additional $500 thousand prospect acquisition payment and intend to fund a $1.28 million project in late 2008 or early 2009 for the first of two pilot well projects on the Cumberland Prospect.

On the Triangle Prospect Area in Ohio, the Phase I – Core work was successfully completed during 2007 with core samples being desorbed, and analyzed in late 2007. In addition, one of the core holes was permeability tested, and based upon first quarter 2008 evaluation, we may proceed with an initial single well pilot test to better evaluate permeability and saturation trends in this area prior to an full five well Phase II development expected in late 2008.

INVESTMENT ACTIVITIES

During the first quarter 2008, through our treasury activities, we engaged in the active management of investments in energy industry and foreign currency securities traded on domestic securities exchanges.  During this period, we held a daily weighted average of approximately $15.5 million outstanding of notional value in a combination of exchange-traded common stock options, commodity futures contracts and foreign currency contracts. At March 31, 2008, we held approximately $11.4 million outstanding of notional value in exchange-traded positions. The fair value of our open derivative positions which are recorded as derivative liabilities on our consolidated condensed balance sheet at March 31, 2008 are as follows (in thousands):

Written common stock put options	$849
Written common stock call options	93
Foreign currency put option	(145)
Foreign currency call option	231
Derivative liabilities	$1,028

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

INVESTMENT IN GLOBAL

At March 31, 2008 and December 31, 2007, respectively, we owned approximately 34% of Global’s ordinary shares. Our investment in Global was equal to the market value of our 11.9 million shares of Global’s common stock as follows:

	March 31, 2008	December 31, 2007

Shares of Global Stock held by HKN	11,893,463	11,893,463
Closing Price of Global Stock	£0.66	£0.84
Foreign Currency Exchange Rate	1,9855	1.9843
Market Value of Investments in Global	$15,585,551	$19,824,167

The foreign currency translation adjustment of $13 thousand and the unrealized loss on investment of $4.3 million for these changes in market value between the two periods are recorded to other comprehensive income in stockholders’ equity at March 31, 2008.

INVESTMENT IN SPITFIRE

At March 31, 2008, we owned 10.9 million common shares of Spitfire and 1.3 million warrants to acquire common shares of Spitfire.  Our common share holdings represent approximately 25% of the outstanding Spitfire common shares.  As a result of our 25% ownership of Spitfire’s outstanding common shares and our two seats (out of a total of seven) on Spitfire’s board of directors, we have the ability to exert significant influence over Spitfire’s operating and financial policies. Accordingly, we reflect our investment in Spitfire as an equity method investment.

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

We carry our financial instruments including cash, derivatives and our investment in ordinary shares of Global at their estimated fair values. The fair values of our securities and exchange-traded derivatives are based on prices quoted in the active market, and the fair values of our foreign currency derivatives and commodity derivatives are based on pricing provided by our counter parties.  The fair value of our warrants on common stock of Spitfire is estimated using the Black Scholes model.

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

Fair Value of Derivatives - Fair values of our exchange-traded derivatives are generally determined from quoted market prices. We currently do not hold any over the counter derivatives that would be valued using valuation models. The end of day price quotations obtained from the third-party broker / dealer portfolio appraisal statement are used as the primary evidence for the fair value of these financial instruments. Our Spitfire warrants are not exchange-traded derivatives. Management estimates the fair value of the Spitfire warrants using the Black Scholes Valuation model. The estimated fair value of the Spitfire warrants was $25 thousand at March 31, 2008 and was recorded in other assets on our consolidated condensed balance sheet. The Spitfire warrants are the only fair-value instruments classified as Level 3 under Statement of Financial Accounting No. 157, “Fair Value Measurements” (“SFAS 157”). We do not consider the fair value of these Spitfire warrants to be material to our financial statements as of March 31, 2008. Also, we do not consider the unrealized loss of $86 thousand associated with the change in the value of these Spitfire warrants during first quarter 2008 to be material to our financial statements.

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

As of March 31, 2008, we owned less than a majority of the common shares of Global and did not possess the legal power to direct the operating policies and procedures of Global through our direct ownership, combined with the ownership by Lyford Investments Enterprises Ltd. (“Lyford”) in Global shares. In addition, we have concluded that Global was not a VIE at March 31, 2008 as contemplated by FIN 46(R).

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 141R and SFAS 160 will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141R retains the fundamental requirements in Statement 141 “Business Combinations” while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, and classified as a component of equity. These Statements become simultaneously effective January 1, 2009. Early adoption is not permitted. We are currently evaluating the impact this guidance will have on our consolidated condensed financial statements.

RESULTS OF OPERATIONS

For the purposes of discussion and analysis, we are presenting a summary of our consolidated condensed results of operations followed by more detailed discussion and analysis of our operating results.  The primary components of our net income for the three months ended March 31, 2008 and 2007, were as follows (in thousands, except per-share data):

	Quarter Ended March 31,
	2008	2007	% Change
Oil and gas operating profit (1)	$2,881	$2,419	19%
Gas sales revenues	$1,680	$2,089	(20%)
Gas production (mcf)	186,683	291,913	(36%)
Gas price per mcf	$9.00	$7.16	26%
Oil sales revenues	$3,856	$2,520	53%
Oil production (bbls)	39,427	44,711	(12%)
Oil price per bbl	$97.80	$56.36	74%
Trading revenues	$(134)	$152	(188%)
Other revenues, net	$878	$1,049	(16%)
General and administrative expenses, net	$1,189	$1,086	9%
Depreciation, depletion, amortization and accretion	$1,230	$1,834	(33%)
Other expenses	$86	$227	(62%)
Equity in losses of Spitfire	$3	$16	(81%)
Income tax expense	$3	$24	(88%)
Net income	$1,114	$433	157%
Net income attributed to common stock	$1,053	$384	174%
Net income per common share:
Basic	$0.11	$0.04	163%
Diluted	$0.11	$0.04	164%

(1)          Oil and gas operating profit is calculated as oil and gas revenues less oil and gas operating expenses

The following is our discussion and analysis of significant components of our operations which have affected our operating results and balance sheet during the periods included in the accompanying consolidated condensed financial statements.

Oil and Gas Revenues and Oil and Gas Expenses for the Quarterly Periods Ended March 31, 2008 Compared to March 31, 2007

Our oil and gas revenues are generated from operations in onshore and offshore areas of the Texas and Louisiana Gulf Coast. During the first quarter 2008, our oil and gas revenues increased from $4.6 million in the prior year period to $5.5 million for the current quarter.  The decreases in our non-operated gas production were offset by increases in the oil and natural gas prices received.

Our natural gas revenues decreased 20% to approximately $1.7 million during first quarter 2008 as compared to $2.1 million during the prior year period. The prices realized for natural gas sales increased 26%, averaging $9.00 per mcf in first quarter 2008 compared to $7.16 per mcf during first quarter 2007. The decrease in our sales volume continues to be attributed to low drilling, workover and recompletion activity in our non-operated properties at Allen Ranch, Lapeyrouse and Raymondville fields.

Our oil revenues increased 53% to approximately $3.9 million during first quarter 2008 from approximately $2.5 million during first quarter 2007. We realized a 74% increase in oil prices received, increasing from an average of $56.36 per barrel in first quarter 2007 to $97.80 per barrel in the current quarter.  Overall oil production decreased 12% in first quarter 2008 as compared to the prior year period due primarily to slight decreases at our Lake Raccourci and Raymondville fields.

Our oil and gas operating expense increased 21%, increasing from approximately $2.2 million during first quarter 2007 to $2.7 million during first quarter 2008 due to demand-driven price increases for oilfield services and equipment associated with increased oilfield activity (particularly in offshore Louisiana) as well as increased natural gas usage costs at our Main Pass 35 field.

Trading Revenues, net

As a result of our trading activities of investments in energy industry securities we recognized the following trading revenues, net, during the first quarters 2008 and 2007 (in thousands):

	Quarter ended March 31,
	2008	2007

Unrealized gain (loss) on written put positions	$(161)	$150
Unrealized loss on written call positions	(34)	(50)
Unrealized loss on foreign currency collar	(37)	—
Unrealized gain on commodity calls	37	—
Unrealized gain (loss) on commodity puts	18	(95)
Realized gain on crude oil futures	59	—
Realized gain (loss) on written put positions	(16)	245
Realized gain on written call positions	—	16
Realized loss on common stock	—	(91)
Realized loss on purchased commodity puts	—	(23)
Total trading income (loss)	$(134)	$152

Interest and Other Income, net

Fees, interest and other income decreased from $1 million during first quarter 2007 to $878 thousand during first quarter 2008, primarily due to higher processing fees at our facilities and interest income during the prior year period. Partially offsetting this decrease was a recovery of an impairment valuation on real estate during the first quarter 2008.

General and Administrative Expense

General and administrative expenses were relatively flat at $1.2 million for the first quarter 2008 as compared to $1.1 million for the first quarter 2007.

Depreciation, Depletion, Amortization and Accretion Expense

Depreciation, depletion, amortization and accretion (DD&A) expense decreased 33% during first quarter 2008 when compared to prior year period due to lower depletion rates for our oil and gas properties as a result of reserves added during  late 2007 as well as lower oil and gas production volumes. The quarterly depletion rate per boe on our properties decreased from $16.50 in first quarter 2007 to $15.54 in first quarter 2008.

Other Expenses

Other expenses decreased 62% during first quarter 2008 compared to first quarter 2007 due primarily to lower losses associated with the decrease in fair value of our Spitfire warrants.

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

(Thousands of dollars)	March 31, 2008	December 31, 2007
Current ratio	5.81 to 1	5.48 to 1
Working capital	$25,223	$24,533
Total debt	$—	$—
Total cash less debt	$21,942	$25,581
Stockholders’ equity	$96,021	$99,766
Total liabilities to equity	0.11 to 1	0.11 to 1

Working capital is the difference between current assets and current liabilities.

We may continue to deploy cash into long-term investments or seek to raise financing through the issuance of debt, equity and convertible debt instruments, if needed, for utilization for acquisition, development or investment opportunities as they arise. We may reduce our ownership interest in Global’s common shares and/or our oil and gas assets through strategic sales under certain conditions.

At March 31, 2008, if our remaining convertible preferred stock and common stock purchase warrants were exercised and/or converted, we would be required to issue the following amounts of our common stock:

Instrument	Conversion / Exercise Price (a)	Shares of Common Stock Issuable at March 31, 2008
Series M Preferred	$13.22	332,829
Series G1 Preferred	$280.00	571
Series G2 Preferred	$67.20	1,488
Series L Warrants	$15.01	142,091
Series M Warrants	$12.77	189,999
Common Stock Potentially Issued Upon Conversion / Exercise		666,978

(a) Certain conversion and exercise prices are subject to adjustment under certain circumstances

Significant Ownership of our Stock

As of March 31, 2008, Lyford beneficially owned approximately 31% of the combined voting power of our common stock.  Lyford is in a position to exercise significant influence over the election of our board of directors and other matters.

Cash Flows

Net cash flow used in operating activities during first quarter 2008 was $2.7 million, as compared to net cash flow provided by operating activities of $2.9 million in first quarter 2007. Although cash flow from operations decreased during first quarter 2008, operating cash flows contained a $3.7 million reclass out of cash into margin deposits during the first quarter 2008. In addition, the prior year period benefited from a $5.0 million increase in cash flow from operations from the liquidation of short-term marketable securities. Our cash and temporary investments at March 31, 2008 totaled approximately $22 million.

Net cash used in financing activities during first quarter 2008 totaled approximately $636 thousand due primarily to treasury repurchases of our common stock. Net cash used in investing activities during first quarter 2008 totaled approximately $318 thousand and was primarily comprised of approximately $642 thousand in capital expenditures partially offset by approximately $324 thousand received from the sale of corporate real estate property.

Obligations and Commitments

Oil, Natural Gas and Coalbed Methane Commitments – During the first quarter 2008, we expended approximately $519 thousand of capital expenditures and workovers in the United States. The majority of these capital expenditures were associated with development drilling in the N.W. Speaks field in south Texas, as well as continuing additions associated with our coalbed methane projects. Our expected capital expenditures for 2008 will be focused primarily on our holdings in the onshore and offshore Gulf Coast regions of Texas and Louisiana as well as the phased delineation, pilot and development program for our coalbed methane prospects. We expect to fund the 2008 capital expenditures with available cash on hand and through projected cash flow from operations. Possible weakening commodity prices, a decline in drilling success or substantial delays in bringing on production from wells drilled could cause reduced projected 2008 expenditures.  However, our planned capital expenditures for 2008 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in us losing certain prospect acreage or reducing our interest in future development projects.

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

We recognize the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. At March 31, 2008, our asset retirement obligation liability totaled approximately $5.2 million.

From time to time, we provide for reserves related to contingencies when a loss is probable and the amount is reasonably estimable.

In addition to the above commitments, during 2008 and afterward, government authorities under our Louisiana state leases and other North American operators may also request us to participate in the cost of drilling additional exploratory and development wells. We may fund these future expenditures at our discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on factors out of our control, such as the timing of the request, the depth of the wells and the location of the property. Our discretionary capital expenditures for 2008 will be curtailed if we do not have sufficient funds available.  If we do not have sufficient funds or otherwise choose not to participate, we may experience a delay of future cash flows from proved undeveloped oil and gas reserves. Such expenditure curtailments could also result in us losing certain prospect acreage or reducing our interest in future development projects. As of March 31, 2008, we had no material purchase obligations.

Also in addition to the contractual obligations presented in the above table, we have written put and call options which may expose us to future obligations. Please see Item 3 for a discussion of these potential obligations.

Off-Balance Sheet Arrangements — As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2008, we were not involved in any unconsolidated SPE transactions. We have no off-balance sheet arrangements.

Treasury Stock — Our Board has authorized the repurchase of 1.2 million shares of common stock (adjusted for the 2007 reverse stock split). As of March 31, 2008, we have purchased approximately 530 thousand shares under this repurchase program, and approximately 670 thousand shares remain available for repurchase.

Adequacy of Capital Sources and Liquidity

We believe that we have the ability to provide for our remaining 2008 operational needs, our planned capital expenditures and possible investments for 2008 through projected operating cash flow, cash on hand, and our ability to raise capital. Our operating cash flow would be adversely affected by declines in oil and natural gas prices, which can be volatile.  Should projected operating cash flow decline, we may reduce our capital expenditures program and possible investments and/or consider the issuance of debt, equity and convertible debt instruments, if needed, for utilization for the capital expenditure program or possible energy-based investment opportunities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our oil and gas operations are exposed to market risks primarily as a result of changes in commodity prices.  Our derivative activities are subject to the management, direction and control of our Investment Committee (IC).  The IC is composed of our chief executive officer, the chairman of our board of directors, and a third-party consultant. Our risk management policies limit the exposure for investments made through our trading activities to $20 million.

Commodity Price Risk - Commodity derivatives are used to mitigate the price risk inherent in our oil and gas operations. We have purchased combinations of put and call options to protect against significant decreases in commodity prices and will continue to consider various arrangements to realize commodity prices that we consider favorable. We have not designated these instruments as hedges under SFAS 133.  We had no open commodity positions at March 31, 2008.

Equity Price Risk - Other derivative instruments are used for trading purposes to capitalize on volatility and to increase the return or minimize the risk of our trading portfolio. These financial instruments are entered into through a registered broker and are traded on domestic exchanges.  The following table summarizes our total potential obligations under our written derivative contracts as of March 31, 2008 (in thousands):

	Contractual Expiration		Total Notional/ Maximum
	2008	2009	Amount	Fair Value
Written put options	$3,013	$7,225	$10,238	$849
Written call options	—	1,187	1,187	93
	$3,013	$8,412	$11,425	$942

We believe that the fair value of these contracts is a more relevant measure of the obligations because we believe the notional amount overstates the expected payout. With regard to our written call options at March 31, 2008, we did not own the underlying shares.

Foreign Currency Exchange Rate Risk – Our investment in Global is subject to foreign currency exchange rate risk as our ownership of Global’s ordinary shares are denominated in British sterling pounds. Also, our investment in Spitfire is subject to foreign currency exchange rate risk as our ownership of Spitfire’s ordinary shares are denominated in Canadian dollars.  Any substantial fluctuation in these exchange rates as compared to the United States dollar could have a material effect on our balance sheet.  During the first quarter 2008, we entered into foreign currency derivative contracts (British pound sterling). These financial instruments were entered into through a registered broker, and the fair value of these foreign currency derivatives are based on pricing provided by our counter parties.  We have not designated these instruments as hedges under SFAS 133. The following table summarizes our total potential obligations under our foreign currency derivative contracts as of March 31, 2008 (in thousands):

Commodity		Contractual Expiration 2008	Total Notional/ Maximum Amount	Fair Value	Strike Price
British Sterling Pound	Written put options	$38	$38	$145	£1.90
British Sterling Pound	Written call options	(41)	(41)	(231)	£2.01
		$(3)	$(3)	$(86)

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred  during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Exxon Litigation – Exxon Mobil Corporation v. XPLOR Energy SPV-I, Inc. filed in the 17th Judicial District Court for the Parish of LaFourche, State of Louisiana; Case No. 106838.  On July 3, 2007, Exxon Mobil Corporation (“Exxon”) filed a Petition for Damages against XPLOR Energy SPV-I, Inc. (“Xplor”), alleging that Exxon is entitled to $960 thousand in interest related to an after payout working interest retained by Exxon in Xplor’s State Lease 14589 #2 well in the Lake Raccourci field..  On August 10, 2007 we filed and served on Exxon our Answer, Affirmative Defenses and Reconventional Demand (the “Answer”). On January 30, 2008, Exxon and Xplor on its behalf and on behalf of the working interest owners reached a settlement with Exxon. The settlement terms included Exxon’s agreement to dismiss the lawsuit and to release all related claims in exchange for a one time lump sum payment of $800 thousand.  Xplor’s pro rata share of the settlement amount was approximately $320 thousand with the remaining working interests contributing their pro rata share of the settlement payment. The resolution of this matter did not have a material impact on our financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           The following table provides information about purchases by us during the three months ended March 31, 2008, of our Common Stock.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 through January 31, 2008	20,807	8.10590	20,807	723,599
February 1, 2008 through February 29, 2008	15,544	8.84357	15,544	708,055
March 1, 2008 through March 31, 2008	38,210	8.56577	38,210	669,845
Total	74,561	8.49535	74,561	669,845

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit

3.1	Restated Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.1 to Harken’s Form 10-K dated February 28, 2006, File No. 1-10262, and incorporated herein by reference).

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

4.17

Amendment to Rights Agreement by and between HKN, Inc. and American Stock Transfer and Trust Company, as Rights Agent, dated April 4, 2008 (filed as Exhibit 4.1 to HKN’s current report on Form 8-K dated April 4, 2008, file No. 1-10262, and incorporated by reference herein).

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

HKN, Inc.
(Registrant)

Date: May 6, 2008	By:	/s/ Anna M. Williams
Senior Vice President-Finance and
Chief Financial Officer