Form 10-Q
period 2008-06-30
HKN, Inc.
filed 2008-08-07
CIK 313478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of Common Stock, par value $0.01 per share, outstanding as of August 1, 2008 was 9,676,342.

HKN, INC.

INDEX TO QUARTERLY REPORT

June 30, 2008

PART I – FINANCIAL INFORMATION

HKN, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited, in thousands, except for share amounts)

	June 30,	December 31,
	2008	2007
Assets

Current Assets:
Cash and temporary investments	$20,974	$25,581
Margin deposits held by broker	1,099	123
Accounts receivable, net	5,112	3,670
Available for sale investments, current	2,700	—
Prepaid expenses and other current assets	865	641
Total Current Assets	30,750	30,015

Property and Equipment, net	53,136	53,258

Available for Sale Investment	28,884	19,824
Investment in Spitfire, equity method	6,311	6,517
Other Assets, net	2,459	851
	$121,540	$110,465

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade payables	$773	$1,013
Accrued liabilities and other	1,420	2,970
Derivative liabilities	826	61
Revenues and royalties payable	1,529	1,438
Total Current Liabilities	4,548	5,482

Asset Retirement Obligation	5,315	5,187
Deferred Tax Liability	20	20
Minority Interest	487	—
Preferred Stock Dividends	—	10
Total Liabilities	10,370	10,699

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $160 thousand liquidation value 700,000 shares authorized; 1,600 shares outstanding	2	2
Series G2 Preferred Stock, $1.00 par value; $100 thousand liquidation value 100,000 shares authorized; 1,000 shares outstanding	1	1
Series M Preferred Stock, $1.00 par value; $4.4 million liquidation value 50,000 shares authorized; 44,000 shares outstanding	44	44
Common stock, $0.01 par value; 24,000,000 shares authorized; 9,676,342 and 9,768,261 shares issued, respectively	97	98
Additional paid-in capital	446,211	446,973
Accumulated deficit	(354,754)	(358,063)
Accumulated other comprehensive income	19,569	10,711
Total Stockholders’ Equity	111,170	99,766
	$121,540	$110,465

The accompanying Notes to Consolidated Condensed Financial Statements are
an integral part of these Statements.

HKN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues and other:
Oil and gas operations	$7,717	$5,261	$13,253	$9,870
Trading revenues, net	(1,287)	178	(1,421)	330
Fees, interest and other income	642	742	1,520	1,791
Total revenue	7,072	6,181	13,352	11,991

Costs and Expenses:
Oil and gas operating expenses	2,421	1,990	5,076	4,180
General and administrative expenses	1,057	1,224	2,246	2,310
Depreciation, depletion, amortization and accretion	1,260	1,480	2,490	3,314
Equity in losses of Spitfire	26	26	29	42
Other losses	(41)	77	45	304
Total costs and expenses	4,723	4,797	9,886	10,150
Income before income taxes	$2,349	$1,384	$3,466	$1,841
Income tax expense	4	19	7	43

Income before minority interest	$2,345	$1,365	$3,459	$1,798
Minority interest	(13)	—	(13)	—
Net income	$2,358	$1,365	$3,472	$1,798
Accrual of dividends related to preferred stock	(102)	(64)	(163)	(113)
Net income attributed to common stock	$2,256	$1,301	$3,309	$1,685
Basic net income per common share:
Net income per common share	$0.23	$0.13	$0.34	$0.17
Weighted average common shares outstanding	9,678,882	9,802,247	9,708,153	9,808,007
Diluted income per common share:
Net income per common share	$0.23	$0.13	$0.34	$0.17
Weighted average common shares outstanding	9,678,882	10,135,076	9,708,153	9,808,007

The accompanying Notes to Consolidated Condensed Financial Statements are
an integral part of these Statements.

HKN, INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

								Accumulated
					Additional			Other
	Preferred Stock			Common	Paid-In	Treasury	Accumulated	Comprehensive
	G1	G2	M	Stock	Capital	Stock	Deficit	Income	Total

Balance, December 31, 2007	$2	$1	$44	$98	$446,973	$—	$(358,063)	$10,711	$99,766

Accrual of preferred stock dividends	—	—	—	—	—	—	(142)	—	(142)
Issuance of preferred stock dividends	—	—	—	—	2	—	(21)	—	(19)
Treasury stock repurchase	—	—	—	—	—	(790)	—	—	(790)
Treasury stock retirements	—	—	—	(1)	(789)	790	—	—	—
Equity in stock repurchases by Spitfire	—	—	—	—	25	—	—	—	25
Net income	—	—	—	—	—	—	3,472	—
Unrealized holding gain on available for sale investments								8,983
Unrealized foreign currency loss								(125)
Total comprehensive income									12,330
Balance, June 30, 2008	$2	$1	$44	$97	$446,211	$—	$(354,754)	$19,569	$111,170

The accompanying Notes to Consolidated Condensed Financial Statements are
an integral part of these Statements.

HKN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$3,472	$1,798
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	2,490	3,314
Realized loss on available for sale investments	—	91
Realized loss on derivative instruments	(1,030)	(513)
Unrealized (gain) loss on derivative instruments	(389)	93
Impairment recovery on land	(179)	—
Equity in losses of Spitfire	28	42
Minority Interest	(13)	—
Other, net	—	59
Change in operating assets and liabilities:
Decrease (increase) in prepaid assets and other	(2,654)	115
Decrease (increase) in accounts receivable and other	(1,367)	2,573
Decrease in marketable securities	—	5,000
Increase in margin deposits posted with brokers	(976)	(1,171)
Increase in derivative liabilities	2,184	214
Decrease in trade payables and other	(1,893)	(6,536)
Net cash provided by (used in) operating activities	(327)	5,079

Cash flows from investing activities:
Net proceeds from sales of assets	332	—
Capital expenditures	(1,034)	(6,091)
Dispositions and general costs	(343)	(30)
Purchase of available for sale investments	(2,699)	—
Sales of available for sale investments	—	1,530
Purchase of common shares in Spitfire	—	(186)
Net cash used in investing activities	(3,744)	(4,777)

Cash flows from financing activities:
Payment of preferred stock dividends	(171)	(88)
Cash paid for partial shares in reverse split	—	(9)
Proceeds from capital contributions to Canergy Growth Fund	325	—
Proceeds from capital contributions to Canergy Management Company	100	—
Treasury shares purchased	(790)	(461)
Net cash used in financing activities	(536)	(558)

Net decrease in cash and temporary investments	(4,607)	(256)
Cash and temporary investments at beginning of period	25,581	25,954
Cash and temporary investments at end of period	$20,974	$25,698

The accompanying Notes to Consolidated Condensed Financial Statements are
an integral part of these Statements.

HKN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2008 and 2007

(Unaudited)

(1)                                 BASIS OF PRESENTATION

Our accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to prevent the information presented from being misleading. In our opinion, these financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2008 and December 31, 2007 and the results of our operations and changes in our cash flows for all three and six-month periods presented as of June 30, 2008 and 2007. The December 31, 2007 consolidated condensed balance sheet information is derived from audited financial statements. All adjustments represent normal recurring items. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain prior year amounts have been reclassified to conform with the 2008 presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from these estimates. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation – The consolidated condensed financial statements include the accounts of all companies that we, through our direct or indirect ownership or shareholding, were provided the ability to control the operating policies and procedures. All significant intercompany balances and transactions have been eliminated.

Consolidation of Variable Interest Entity - In May 2008, we created Canergy Growth Fund LLC (“Canergy Fund”), a U.S. Virgin Islands non-registered investment fund, to invest in a segment of the global energy industry, the Canadian junior oil and gas market.  The Canergy Fund is seeking total capital commitments of up to $10 million.  As of June 30, 2008, total capital contributions into the Canergy Fund were $2.4 million (HKN investment of $2 million and one third-party investment of $400 thousand).  Currently, we hold 1 of 2 seats on Canergy Fund’s Board of Directors.  See Note 2 - Investment in Canergy Fund and Canergy Management for further discussion.

Also in May 2008, we created Canergy Management Company LLC (“Canergy Management”), a U.S. Virgin Islands company, to manage the Canergy Fund as well as other future possible investment opportunities. We invested $100 thousand in exchange for a 50% ownership in Canergy Management.  Currently, we hold 1 of 2 seats on Canergy Management’s Board of Directors and Investment Committee.

Our investments in the Canergy Fund and Canergy Management are variable interests, as defined in Financial Accounting Standards Board Interpretation (“FIN”) No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). FIN 46R requires the consolidation of a variable interest entity (“VIE”), as defined, if a company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. We have determined that our investments in the Canergy Fund and in Canergy Management meet the requirements of FIN 46R, and we are the primary beneficiaries, as defined. Therefore, we have consolidated the assets, liabilities and results of operations of the Canergy Fund and Canergy Management as of June 30, 2008 and for the period from May 14, 2008, the formation date, through June 30, 2008.

Comprehensive Income (Loss) – Comprehensive income (loss) includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Our total comprehensive income (loss) for the period is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net income	$2,358	$1,365	$3,472	$1,798
Foreign currency translation adjustment on investment	(189)	485	(125)	646
Reclassification of holding loss on available for sale investments into earnings	—	—	—	207
Unrealized gain (loss) on investment	13,234	(1,044)	8,983	(9,426)
Total comprehensive income (loss)	$15,403	$806	$12,330	$(6,775)

Financial Instruments - We carry our financial instruments including cash, derivatives, and our common stock investments at their estimated fair values. The fair values of our securities and exchange-traded derivatives are based on prices quoted in active markets, and the fair values of our commodity and foreign-currency derivatives are based on pricing provided by our counterparties.  Our common stock investments have been designated as available for sale. The associated unrealized gains and losses on our available for sale investments are recorded to other comprehensive income until realized and are reclassified into earnings using specific identification.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of SFAS 161 is not expected to have a material impact on our financial condition or results of operations.

In May 2008, the FASB issued FAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. FAS 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’”. We are currently evaluating the potential impact, if any, of the adoption of FAS 162 on our consolidated financial statements.

(2)                           INVESTMENT IN CANERGY FUND AND CANERGY MANAGEMENT

Investment in Canergy Fund – In May 2008, we created the Canergy Fund, a U.S. Virgin Islands non-registered investment fund, to invest in a segment of the global energy industry, the Canadian junior oil and gas market.  The Canergy Fund is seeking total capital commitments of up to $10 million and is managed by Canergy Management.  Fund maturity is March 2010, but an investor can elect to exit the Fund at the end of each fiscal quarter.  Canergy Fund is provided research by Bryan Mills Iradesso, a Calgary and Toronto based financial public relations firm focused on the oil and gas industry, under an exclusive service contract.  As of June 30, 2008, total capital contributions into the Canergy Fund were $2.4 million (HKN investment of $2 million, representing 83% of the capital contributed, and one third-party investment of $400 thousand, representing 17% of the capital contributed).

The Canergy Fund will pay the fund manager a one-time subscription fee equal to 2% of the capital commitments, an annual management fee equal to 1% per annum of the aggregate commitments and a performance fee equal to 20% of the realized capital appreciation, if any, earned by investors in the fund at the fund’s maturity.  Prior to payment of any performance fee, the investors must have received amounts equal to their investment in the fund plus a cumulative, non-compounded return thereon of 8% from the date of investment to maturity.

During June 2008, the Canergy Fund invested $1.56 million in common shares of publicly traded Canadian junior oil and gas companies. The Canergy Fund seeks to invest capital in shares of Canadian energy companies for appreciation in asset value instead of actively trading such shares in the short-term, therefore, Canergy Fund’s investments have been designated as available for sale.  These investments are recorded at their estimated fair value of $1.58 million on our consolidated condensed balance sheet at June 30, 2008.  In addition to these common stock investments, the Canergy Fund’s net assets also consisted of Cash of $761 thousand and a Subscription Receivable of $75 thousand. The net unrealized gain on investments of $19 thousand is included in other comprehensive income in our consolidated condensed balance sheet as of June 30, 2008.  All other assets and liabilities related to the Canergy Fund were negligible at June 30, 2008. The following table presents our condensed schedule of investments as of June 30, 2008 (in thousands):

Investment	Basis	Fair Value
Money Market/Cash (A)	$761	$761
Common Stock (B)	1,563	1,582
Canadian Junior Oil and Gas Companies
Anderson Energy (7%)		159
Breaker Energy (5%)		124
Culane Energy Corp (15%)		363
Gentry Resources (11%)		278
Orleans Energy (11%)		259
Profound Energy (5%)		118
Yoho Inc. (5%)		126
Other (6%)		155

(A)      Investments in Money Markets/Cash represent 32% of the net assets of the fund.

(B)        These investments are in common shares of nine Canadian junior oil and gas companies listed on the Toronto Stock Exchange and represent 65% of the net assets of the fund.

The Canergy Fund recognized realized gains on investments of $2 thousand, which amounts are included within trading revenues in our consolidated condensed statement of operations for the period ended June 30, 2008. All other income and expenses related to the Canergy Fund were negligible as of June 30, 2008.

Investment in Canergy Management – We invested $100 thousand in exchange for a 50% ownership in Canergy Management.  Our capital contribution represents approximately 50% of Canergy Management’s initial working capital as of June 30, 2008.  In the second quarter 2008, Canergy Management recorded a minimal amount of general and administrative expenses for start-up operations of $26 thousand which is included in our consolidated condensed statement of operations.

(3)                                 ADOPTION OF NEW ACCOUNTING PRINCIPLE

                                                We adopted the provisions of Statement of Financial Accounting No. 157, “Fair Value Measurements” (“SFAS 157”), on January 1, 2008 with no material impact on our consolidated condensed statement of operations or financial condition.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability.  Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The valuation hierarchy contains three levels:

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

Our fair value measurements relate to our available-for-sale common stock investments, our trading securities and underlying derivatives with quoted prices in active markets. Accordingly, the fair value measurements of these securities have been classified as Level 1.  Our foreign currency securities are measured using observable inputs for similar assets and liabilities in active markets. As a result, the fair value measurement of our foreign currency securities is classified as Level 2.

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

The following table presents our trading securities, available-for-sale securities and Spitfire warrants carried at fair value as of June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3
Available-for-sale securities
Investment in Global	$28,884	$—	$—
Investments in common stock	2,700	—	—
Other assets
Spitfire warrants	—	—	66
Total assets at fair value	$31,584	$—	$66

	Level 1	Level 2	Level 3
Trading securities	$(647)	$—	$—
Foreign currency securities	—	(179)	—
Total liabilities at fair value	$(647)	$(179)	$—

The table above does not include our equity investment in Spitfire of $6.3 million in which we are deemed to have a significant influence and, as such, is not accounted for at fair value under SFAS 157.

The reconciliation of the fair value for our Level 3 asset, the Spitfire warrants, including net purchases and sales, realized gains and change in unrealized gains, is set out below (in thousands):

Six Months
Ended
June 30, 2008

Beginning balance at January 1, 2008	$111
Total realized and unrealized losses included in earnings	(45)
Net purchases and sales	—
Closing fair value at June 30, 2008	$66

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

(4)                                 INVESTMENT IN GLOBAL

At June 30, 2008 and December 31, 2007, we held an investment in Global Energy Development PLC (“Global”) through our ownership of approximately 34% of Global’s ordinary shares which we account for as a non-current available-for-sale investment. Global is a petroleum exploration and production company focused on Latin America.  Global’s shares are traded on the AIM, a market operated by the London Stock Exchange.

At June 30, 2008 and December 31, 2007, our investment in Global was equal to the market value of our 11.9 million shares of Global’s ordinary shares as follows:

	June 30, 2008	December 31, 2007

Shares of Global Stock held by HKN	11,893,463	11,893,463
Closing Price of Global Stock	£1.22	£0.84
Foreign Currency Exchange Rate	1.9906	1.9843
Market Value of Investment in Global	$28,883,655	$19,824,167

The foreign currency translation adjustment of $78 thousand and the unrealized gain on investment of $9.0 million for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity at June 30, 2008.

(5)           EQUITY INVESTMENT IN SPITFIRE ENERGY

At June 30, 2008 and December 31, 2007, we held an investment in Spitfire through the ownership of approximately 26% of Spitfire’s currently outstanding common shares. Spitfire is an independent public company (TSX-V; SEL) actively engaged in the exploration, development and production of crude oil, natural gas and natural gas liquids in Western Canada.

As a result of our 26% ownership of Spitfire’s outstanding common shares, we are deemed to  have the ability to exert significant influence over Spitfire’s operating and financial policies. Accordingly, we reflect our investment in Spitfire as an equity method investment. Due to timing differences in our filing requirements and the lack of availability of financial information for the current quarterly period, we record our share of Spitfire’s financial activity on a three-month lag. During June 2008, our representatives on the Spitfire board of directors resigned due to scheduling conflicts.

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

Our investment in Spitfire is reported in our balance sheet at its adjusted carrying value as a non-current asset, and our earnings are reported net of tax as a single line on our income statement.  At June 30, 2008 and December 31, 2007, our carrying value of this investment was $6.3 million and $6.5 million, respectively. The market value of our investment in shares of Spitfire common stock was $3.7 million at June 30, 2008. During June 2008, the share price of Spitfire’s common stock temporarily increased to Can $0.55 per share, and the market value of our investment exceeded our carrying value. As of June 30, 2008, Spitfire’s share price subsequently declined to Can $0.35 per share.  Management believes the excess of carrying value over the market value is temporary and will continue to monitor changes in Spitfire’s common share price net asset value per share and market conditions.

 (6)          PROPERTY AND EQUIPMENT

A summary of property and equipment follows (in thousands):

	June 30,	December 31,
	2008	2007
Unevaluated properties:
Unevaluated oil and gas properties	$658	$2,049
Unevaluated Coal Bed Methane prospects	6,132	5,719

Evaluated oil and gas properties	190,956	187,817
Facilities and other property	1,778	1,748
Less accumulated depreciation, depletion and amortization	(146,388)	(144,075)
	$53,136	$53,258

(7)           DERIVATIVE INSTRUMENTS

Trading Derivatives – As part of our treasury activities, we engage in the active management of investments and derivative instruments in energy industry securities traded on domestic securities exchanges. We use these derivatives as a tool to enhance investment returns or to minimize the risk in our energy industry portfolio. Our energy industry derivatives are presented at fair value as derivative liabilities on our accompanying balance sheets at June 30, 2008 and December 31, 2007. These derivatives are not designated as hedges under SFAS 133, and we recognize gains and losses related to these positions in current earnings.

These derivatives are recorded at their estimated fair value of $647 thousand as derivative liabilities on our consolidated condensed balance sheet at June 30, 2008. The notional value of these open written options at June 30, 2008 was $7.9 million.

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

During the second quarter 2008, we closed all of our open crude oil futures contracts resulting in realized losses of $1.2 million.  These amounts are included in trading revenues in our consolidated condensed statement of operations. All of our commodity futures contracts were closed as of June 30, 2008.

As of June 30, 2008, neither we, nor any of our consolidated companies, hold any derivative instruments which are designated as fair value hedges, cash flow hedges or foreign currency hedges. Settlements of our oil and gas commodity derivatives are based on the difference between fixed option prices and the New York Mercantile Exchange closing prices for each month during the life of the contracts. We monitor our crude oil and natural gas production prices compared to New York Mercantile Exchange prices  to assure our commodity derivatives are effective hedges in mitigating our commodity price risk.

Foreign Currency Derivative Contracts - During 2008, we entered into certain foreign currency derivative instruments to mitigate the foreign currency price risk associated with our investment in Global’s ordinary shares. Our investment in Global is impacted by changes in the British Sterling Pound exchange rate to U.S. dollars. We have not designated any of our foreign currency derivatives as hedges under SFAS 133, and we recognize gains and losses related to the positions in current earnings. We recognized a realized loss of $20 thousand during the 2008 period on our foreign currency derivatives. For the three and six months ended June 30, 2008, we have included unrealized losses of $153 thousand and $189 thousand, respectively, related to these derivatives within trading revenues in our consolidated condensed statement of operations. These derivatives are recorded at their estimated fair value of $179 thousand as derivative liabilities on our consolidated condensed balance sheet at June 30, 2008.

For the three and six months ended June 30, 2008, we have included the following unrealized and realized gains and losses related to these derivatives within trading revenues in our consolidated condensed statement of operations:

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Unrealized loss on written call positions	$(105)	$(139)
Unrealized gain (loss) on written put positions	60	(115)
Unrealized gain on written commodity calls	—	37
Unrealized gain on commodity puts	—	19
Unrealized loss on foreign currency	(153)	(190)
Unrealized loss on alternative strategy	(14)	—
Realized gain on written put positions	218	218
Realized gain on written puts – alternative strategy	18	17
Realized loss on crude futures	(1,288)	(1,229)
Realized loss on foreign currency	(21)	(21)
Realized loss on purchased commodity puts	—	(16)
Realized loss on common stock	(2)	(2)

Total trading loss	$(1,287)	$(1,421)

Spitfire Warrants - In association with our investment in Spitfire, we also hold 1.3 million warrants to acquire common shares of Spitfire.  We account for these warrants as derivatives in accordance with SFAS 133. The expiration date of the warrants is August 1, 2010.  These warrants are recorded at their estimated fair value of $66 thousand at June 30, 2008 as other assets in our consolidated condensed balance sheet. We have included unrealized gains (losses) of $41 thousand and ($45) thousand, related primarily to the change in the underlying price of Spitfire’s common shares, within other expenses in our consolidated condensed statement of operations for the three and six months ended June 30, 2008, respectively.

(8)           ASSET RETIREMENT OBLIGATION

We recognize the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. A summary of our asset retirement obligations as of June 30, 2008 is as follows (in thousands):

Asset Category	Asset Retirement Obligation Liability	Estimated Life
North American oil and gas producing properties	$3,832	0-20 years
North American facilities and other property	1,483	3-27 years
	$5,315

The following table describes all changes to our asset retirement obligation liability during the six months ended June 30, 2008 (in thousands):

Asset retirement obligation at beginning of year	$5,187
Additions	30
Disposals	(80)
Revisions of estimates	—
Accretion expense	178
Asset retirement obligation at June 30, 2008	$5,315

(9)           SEGMENT INFORMATION

HKN engages primarily in oil and gas exploration, exploitation, development and production activities in the onshore and offshore Gulf Coast regions of South Texas and Louisiana as well as coalbed methane exploration and development activities in Indiana and Ohio.  Our coalbed methane and oil and gas operations efforts in the United States are managed and evaluated by us as one operation. We operate primarily through traditional ownership of mineral interests in the various states in which we operate. HKN, through our treasury activities, also engages in the active management of investments in energy industry securities traded on domestic and international securities exchanges.  For the periods ended June 30, 2007, we did not divide our operations into segments.

In second quarter 2008, we created two new operating segments to reflect the consolidation of the Canergy Fund and Canergy Management.  The Canergy Fund is a non-registered investment fund created to invest in a segment of the global energy industry, the Canadian junior oil and gas market.  Canergy Management operates and manages the investments of the Canergy Fund and other future possible investment opportunities. Please see Note 2 – Investment in Canergy Fund and Canergy Management for further discussion.

Our accounting policies for each of our operating segments are the same as those for our consolidated condensed financial statements. There were no intersegment sales or transfers for the periods presented.  Revenues and expenses not directly identifiable with any segment, such as certain general and administrative expenses, are allocated by us based on various internal and external criteria including an assessment of the relative benefit to each segment.

Our financial information, expressed in thousands, for each of our operating segments for the periods ended June 30, 2008 is as follows:

	For the Three Months Ended June 30, 2008
		Canergy	Canergy
	HKN	Fund	Management	Consolidated

Oil and gas revenues	$7,717	$—	$—	$7,717
Trading Revenues	(1,285)	(2)	—	(1,287)
Interest and other income	641	1	—	642
Oil and gas operating expenses	2,421	—	—	2,421
General and administrative expenses	1,030	1	26	1,057
Depreciation, depletion, amortization and accretion	1,260	—	—	1,260
Other losses, net	(41)	—	—	(41)
Equity in losses of Spitfire	26	—	—	26
Income Tax expense	4	—	—	4
Minority Interest	—	—	(13)	(13)
Net Income	$2,373	$(2)	$(13)	$2,358
Capital Expenditures	$515	$—	$—	$515
Total Assets	$118,938	$2,418	$184	$121,540

	For the Six Months Ended June 30, 2008
		Canergy	Canergy
	HKN	Fund	Management	Consolidated

Oil and gas revenues	$13,253	$—	$—	$13,253
Trading Revenues	(1,419)	(2)	—	(1,421)
Interest and other income	1,519	1	—	1,520
Oil and gas operating expenses	5,076	—	—	5,076
General and administrative expenses	2,219	1	26	2,246
Depreciation, depletion, amortization and accretion	2,490	—	—	2,490
Other losses, net	45	—	—	45
Equity in losses of Spitfire	29	—	—	29
Income Tax expense	7	—	—	7
Minority Interest	—	—	(13)	(13)
Net Income	$3,487	$(2)	$(13)	$3,472
Capital Expenditures	$1,034	$—	$—	$1,034
Total Assets	$118,938	$2,418	$184	$121,540

(10)         STOCKHOLDERS’ EQUITY

Treasury Stock – At June 30, 2008 and December 31, 2007, we held no shares of treasury stock. During the six months ended June 30, 2008, we repurchased approximately 92 thousand shares of our common stock in the open market at a cost of approximately $790 thousand pursuant to our repurchase program. During the six months ended June 30, 2008, we retired approximately 92 thousand treasury shares.

The changes in the number of common and preferred shares and shares held in treasury during the three months ended June 30, 2008 are as follows:

	Number of Shares
Description	Preferred G1	Preferred G2	Preferred M	Common	Treasury
Balance at December 31, 2007	1,600	1,000	44,000	9,768,261	—
Common shares issued for preferred dividends	—	—	—	166	—
Treasury shares retired	—	—	—	—	(92,085)
Treasury shares purchased	—	—	—	(92,085)	92,085
Balance as of June 30, 2008	1,600	1,000	44,000	9,676,342	—

 (11)        EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock. The following table sets forth the computation of basic and diluted income per share for the three and six months ended June 30, 2008 and 2007 (in thousands, except per share data):

	For the three months ended June 30, 2008			For the three months ended June 30, 2007
	Net income attributed to common stock (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount	Net income attributed to common stock (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$2,256	9,679	$0.23	$1,301	9,802	$0.13
Effect of dilutive securities
Preferred stock and warrants(A)	$—	—		$44	333
Diluted earnings per share	$2,256	9,679	$0.23	$1,345	10,135	$0.13

	For the six months ended June 30, 2008			For the six months ended June 30, 2007
	Net income attributed to common stock (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount	Net income attributed to common stock (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$3,309	9,708	$0.34	$1,685	9,808	$0.17
Effect of dilutive securities
Preferred stock and warrants(A)	$—	—		$—	—
Diluted earnings per share	$3,309	9,708	$0.34	$1,685	9,808	$0.17

(A)	Any of our equity securities which were outstanding in the periods presented were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(12)                          COMMITMENTS AND CONTINGENCIES

Exxon Litigation – Exxon Mobil Corporation v. XPLOR Energy SPV-I, Inc. filed in the 17th Judicial District Court for the Parish of LaFourche, State of Louisiana; Case No. 106838.  In July 2007, Exxon Mobil Corporation (“Exxon”) filed a Petition for Damages against XPLOR Energy SPV-I, Inc. (“Xplor”), alleging that Exxon is entitled to $960 thousand in interest related to an after payout working interest retained by Exxon in Xplor’s State Lease 14589 #2 well in the Lake Raccourci field. In August 2007 we filed and served on Exxon our Answer, Affirmative Defenses and Reconventional Demand (the “Answer”). In January 2008, Exxon and Xplor on its behalf and on behalf of the working interest owners reached a settlement with Exxon. The settlement terms included Exxon’s agreement to dismiss the lawsuit and to release all related claims in exchange for a one time lump sum payment of $800 thousand.  Xplor’s pro rata share of the settlement amount was approximately $320 thousand with the remaining working interests contributing their pro rata share of the settlement payment. Upon joint motion for dismissal, the court entered an order dismissing this case in May 2008. All amounts were paid as of June 30, 2008.  The resolution of this matter did not have a material impact on our financial results.

IRS Examination - On July 14, 2008, the Company received a Revenue Agent’s Report in which the Internal Revenue Service (“IRS”) proposed an adjustment for the calendar year 2005.  The proposed adjustment relates to the calculation of the Adjusted Current Earnings (“ACE”) component of the alternative minimum tax calculations, by increasing the ACE gain on sale of the Global PLC stock that occurred in 2005.  The IRS has not calculated or proposed a tax deficiency related to the alternative minimum tax.

The Company strongly believes the proposed IRS adjustment is incorrect, and that the Company thus has meritorious defenses to this proposed IRS adjustment and therefore no provision has been made for the proposal.  This proposal is in the preliminary stages of discussion with the IRS and final resolution of this matter could take considerable time.  We hope to resolve the issue in an expeditious manner, but if necessary, the Company will defend the matter vigorously.

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

Consistent with our strategy to deploy assets into energy-based opportunities, we:

•                  Created the Canergy Growth Fund LLC (Canergy Fund), a U.S. Virgin Islands non-registered investment company, to invest in a potentially undervalued segment of the global energy industry, the Canadian junior oil and gas market.  The Canergy Fund is seeking total capital commitments up to $10 million.  As of June 30, 2008, total capital contributions into the Canergy Fund were $2.4 million (HKN owning approximately 83% of the Canergy Fund).

•                  Held approximately $7.7 million outstanding of average notional value in exchange-traded written positions in our energy trading portfolio through our treasury activities.

•                  Deployed capital expenditures of $1 million for development drilling on new interests (the RC Roberson #1 well) in the NW Speaks field in South Texas, completion costs on the successful Boquillas #1 well also in South Texas as well as other projects.

•                  Deployed over $1.7 million of prepaid costs towards the 2nd five-well pilot project for our coalbed methane Indiana Posey Prospect as well as for two wells in our Creole Field to be drilled during the third quarter 2008.

•                  Repurchased approximately 92 thousand of our common shares in the market.

Consistent with our focus to improve our financial condition and optimize the value of our assets through collective expectations and objectives, we:

•                  Improved our current ratio (defined as current assets divided by current liabilities) to 6.76 to 1.00 at June 30, 2008 up from 5.81 to 1.00 at March 31, 2008 and 5.48 to 1.00 at December 31, 2007.

•                  Held no debt outstanding during the six months ended June 30, 2008.

•                  Increased our profitable operations resulting in net income of $3.3 million.

•                  Decreased depreciation, depletion and amortization rates per unit as a result of increased proved reserve volumes.

•                  Experienced an increase in the fair value of our investment in Global Energy Development plc (“Global”) shares to approximately $28.8 million at June 30, 2008 as compared to $19.8 million at December 31, 2007.

•                  Reaped a 73% increase in our crude oil revenue compared to prior year period due to increased commodity prices and an overall increase in our oil production from our Main Pass 35 and Creole fields.

•                  Decreased our general and administrative expenses in an increasing-cost environment.

Financial and Operational Disappointments:

•                  We experienced a $1.2 million realized loss on crude oil futures contracts.  At June 30, 2008, we no longer hold any open crude oil futures contracts.

•                  Our natural gas revenues decreased 10% to approximately $4.1 million. Our natural gas production declined 31% compared to the first six months of 2007 due to lower than anticipated partner generated well workover and drilling activity.

In regards to our monetization strategy, in July 2008, we retained Lantana Oil & Gas Partners to market our operated working interest in Main Pass Block 35 in Plaquemines Parish, Louisiana.  While our working interest in the Main Pass 35 field remains a strong oil asset, we believe this asset represents a disproportionate concentration of value for us and has reached the potential of its near-term value.  Based on Lantana’s current marketing timetable, bids from qualified and interested potential purchasers will be due August 19, 2008.

Gulf Coast Oil and Gas Properties

During the second quarter 2008, our results of operations reflect increased oil revenues through the benefit of strong oil commodity prices. Our natural gas revenues declined in the second quarter 2008 compared to the prior year period due to the decline of our gas producing wells. Substantially all of our production is concentrated in twelve oil and gas fields along the onshore and offshore Texas and Louisiana Gulf Coast.

Our revenues are primarily derived from sales from our oil and gas properties. Approximately 60% of our production comes from our operated properties all located in the United States. These revenues are a function of the oil and gas volumes produced and the prevailing commodity price at the time of production, and certain quality and transportation discounts. The commodity prices for crude oil and natural gas as well as the timing of production volumes have a significant impact on our operating income. During the second quarter 2008, our oil and gas revenues were comprised of approximately 68% oil sales and 32% natural gas production. As of June 30, 2008, our net domestic production rate was averaging approximately 800 barrels of oil equivalent (“boe”) per day.

The following field data updates the status of our operations through June 30, 2008:

Main Pass, Plaquemines Parish – Louisiana

We have a 90% interest in Main Pass and are the field operator. This field contains a seven-platform facility complex including separation, injection, compression, processing and transportation terminals for oil, water and gas.  The field also contains 67 wellbores (60 oil and 7 injection wells), of which 33 are active, and an eight mile oil transport line with pump/metering facilities. Our Main Pass 35 facility is located approximately six miles offshore in state waters off the Gulf Coast of Louisiana. In late 2007, third party compression was upgraded and additional third party production was brought to the Main Pass 35 facility. In the six months of 2008, additional third party operators have inquired about bringing their production and products to the Main Pass facility in future periods. A third-party engineering firm has completed  evaluation and documentation of additional recompletion targets, a geological and geophysical study and wellbore utilization plan.  We currently have license to 21 square miles of 3D seismic data covering the area held by productive leases. Gross production during the second quarter 2008 was approximately 439 boe per day. Additional compression upgrades for gas lift are planned in 2008 to better serve Main Pass 35 wells as well as the production from four other producing areas and anticipated additional areas.

Lapeyrouse Field, Terrebonne Parish – Louisiana

We hold an average non-operated working interest of approximately 18% in the production from nine wells in this field. Current gross field production is averaging approximately 881 boe per day for the second quarter 2008. Evaluation efforts are still ongoing with additional diagnostic work planned by the operator to address the field pressure decline and to utilize all available wellbores.

Lake Raccourci Field, Lafourche Parish – Louisiana

We hold an average 40% operated working interest in each of our Lake Raccourci wells. Gross production for this field averaged 337 boe per day for the second quarter 2008. Efforts are underway to secure additional compression and to upgrade gas lift equipment to address production decline in the field.

Point-a-la-Hache Field, Plaquemines Parish – Louisiana

 We maintain a 25% operated working interest in one producing well in this field. Average gross production for the second quarter 2008 was approximately 57 boe per day. Injection upgrades to the SWD well were completed in the second quarter.

Creole Field, Terrebonne Parish - Louisiana

We hold an average 15% non-operated working interest in this offshore field. Both wells that were drilled in 2007 were tied in and began producing in late 2007. Multiple stacked pays in these wells indicate favorable future recompletion potential. In January 2008, we acquired interest in adjoining acreage and facilities which will ensure the availability of gas lift gas and improved salt water disposal. Gross daily production from the wells (six completions) was approximately 586 boe per day during the second quarter 2008. Upgrades to surface facilities and flowlines and the drilling of an SWD well were completed in the second quarter. Two additional drill wells are planned to spud in the third quarter 2008. These wells have multiple stacked pays targeted.

East Lake Verret, Assumption Parish – Louisiana

We have an average 5% non-operated working interest in this field. Two development wells on this project were successfully completed and placed into production in 2007. Due to stacked pays, favorable recompletion potential is expected in the future productive life of these wells. The operator proposed the drilling of a third well in late 2007, but we declined participation after deeming the prospect did not meet our risk/reward criteria. Gross daily production from both wells was approximately 910 boe per day during the second quarter 2008.

Point-au-Fer Field, Terrebonne Parish – Louisiana

We own a 12.5% non-operated working interest in this approximate 56 square mile area. Gross production for this field was approximately 102 boe per day for the second quarter 2008. Several prospects have been identified in the area, and we expect to have additional drilling and workover activity in the last part of 2008.

BP 2D Texas Gulf Coast Project, Various Counties - Texas

The first shallow Yegua well in the project, the Boquillas # 1, was spud in late 2007 and put on gas production during the first quarter 2008. Well performance of the Boquillas #1 has been very encouraging. Gross production from this well was approximately 118 boe per day for the second quarter 2008. A number of other locations have been identified and a drilling program is being determined. One prospect has been scheduled for the third quarter 2008.

An 85 square mile 3D seismic survey in the northeastern portion of the project area was proposed, but we declined participation after deeming the 3D portion of the project did not meet our risk/reward criteria.

NW Speaks Field, Lavaca County – Texas

We own approximately 2% to 10% in various leases in the NW Speaks area. This year we have participated in two successful Lower Wilcox wells. At least two additional locations have been identified with one expected to spud in late third quarter 2008. Current gross production for this field averaged approximately 268 boe per day during the second quarter 2008.

Allen Ranch Field, Colorado County – Texas

We own an 11.25% non-operated working interest in this area. Gross production for this field was approximately 134 boe per day during the second quarter of 2008 primarily from the  initial well, the Hancock Gas Unit # 1 which is the only well currently producing from the field. After demonstrating significant commercial production in several horizons, the Hancock Gas Unit #2, was damaged in the course of a remedial workover. The operator has temporarily abandoned operations on this well, and may recommend plugging operations at a future date.

Raymondville Field, Willacy County – Texas

We own a 27% non-operated working interest in this area. Current gross production for this field averaged approximately 566 boe per day during the second quarter 2008. Well work during the first half of 2008 netted successful recompletions and were followed by two more successful recompletions in the second quarter.

Lucky Field, Matagorda County - Texas

We own a 7.5% non-operated working interest in this area.  The Dawdy Luck #1 well was completed and started producing during 2007. Current gross production for this field averaged approximately 67 BOE per day during the second quarter of 2008.

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

On the Indiana Posey Prospect, we have completed Phase I – Core Samples work on the Indiana Prospect which consisted of obtaining and analyzing coal samples. Based on the positive outcome of the coring analysis, we elected into Phase II which consists of exploratory work.  During 2007, all five pilot producing wells were drilled, completed and put on pump-down production for gas desorption via newly installed pumps, lines and facilities. In addition, a produced water disposal well was drilled and completed to service the pilot wells.  Some gas production has begun and is being used throughout the field for fuel gas needs.  The extent of water influx is under evaluation to enhance desorption efforts.  In early 2008, chemical treatments to enhance well fluid productivity was begun with fracture stimulation under evaluation as desorption pump-down continues. In the second quarter 2008, a fracture stimulation was performed to increase desorption pumpdown rates. More stimulations are under evaluation as pumpdown continues.

We have elected to proceed with a second pilot well project. A monitor well was drilled, completed and tested for permeability determination in late 2007. During the first half of 2008, plans to begin drilling the five pilot producers and the water disposal well were completed and the wells await installation of surface facilities so that well completions can begin. Following an evaluation period of these pilot wells, we will evaluate a Phase III – Development election and funding of a development well program as contemplated by the agreements.

On the Ohio Cumberland Prospect, we have completed Phase I – Core Samples work on the Ohio Prospect which consisted of obtaining and analyzing coal samples. With regard to Phase II, we made an additional $500 thousand prospect acquisition payment and intend to fund a $1.28 million project in late 2008 or early 2009 for the first of two pilot well projects on the Cumberland Prospect.

On the Triangle Prospect Area in Ohio, the Phase I – Core work was successfully completed during 2007 with core samples being desorbed, and analyzed in late 2007. In addition, one of the core holes was permeability tested, and based upon the permeability and saturation trends, in July 2008, we elected not to proceed with Phase II development. As a result of our election and the term of the applicable agreement, our participation in this project has been terminated effective July 2008.

INVESTMENT ACTIVITIES

During the six months ended June 30, 2008, through our treasury activities, we engaged in the active management of investments in energy industry and foreign currency securities traded on domestic securities exchanges.  During this period, we held a daily weighted average of approximately $7.7 million outstanding of notional value in a combination of exchange-traded common stock options, commodity futures contracts and foreign currency contracts. At June 30, 2008, we held approximately $8.6 million outstanding of notional value in exchange-traded positions. The fair value of our open derivative positions which are recorded as derivative liabilities on our consolidated condensed balance sheet at June 30, 2008 are as follows (in thousands):

Written common stock put options	$418
Written common stock call options	229
Foreign currency put option	(20)
Foreign currency call option	199
Derivative liabilities	$826

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

INVESTMENT IN GLOBAL

At June 30, 2008 and December 31, 2007, respectively, we owned approximately 34% of Global’s ordinary shares. Our investment in Global was equal to the market value of our 11.9 million shares of Global’s common stock as follows:

	June 30, 2008	December 31, 2007

Shares of Global Stock held by HKN	11,893,463	11,893,463
Closing Price of Global Stock	£1.22	£0.84
Foreign Currency Exchange Rate	1.9906	1.9843
Market Value of Investments in Global	$28,883,655	$19,824,167

The foreign currency translation adjustment of $78 thousand and the unrealized gain on investment of $9.0 million for these changes in market value between the two periods are recorded to other comprehensive income in stockholders’ equity at June 30, 2008.

INVESTMENT IN SPITFIRE

At June 30, 2008, we owned 10.9 million common shares of Spitfire and 1.3 million warrants to acquire common shares of Spitfire. Our common share holdings represent approximately 26% of the outstanding Spitfire common shares.  As a result of our 26% ownership of Spitfire’s outstanding common shares, we are deemed to have the ability to exert significant influence over Spitfire’s operating and financial policies. Accordingly, we reflect our investment in Spitfire as an equity method investment.

INVESTMENT IN CANERGY FUND

At June 30, 2008, the Canergy Fund owned investments in the common shares of nine Canadian junior oil and gas companies traded on the Toronto Stock Exchange (TSX).  The fair value of these common shares which are recorded as available for sale investments on our consolidated condensed balance sheet at June 30, 2008 is $1.6 million. We own approximately 83% of the Canergy Fund at June 30, 2008.

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

We carry our financial instruments including cash, derivatives and our investments in common stock at their estimated fair values. The fair values of our securities and exchange-traded derivatives are based on prices quoted in the active market, and the fair values of our foreign currency derivatives and commodity derivatives are based on pricing provided by our counter parties.  The fair value of our warrants on common stock of Spitfire is estimated using the Black Scholes model.

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

Fair Value of Derivatives - Fair values of our exchange-traded derivatives are generally determined from quoted market prices. We currently do not hold any over the counter derivatives that would be valued using valuation models. The end of day price quotations obtained from the third-party broker / dealer portfolio appraisal statement are used as the primary evidence for the fair value of these financial instruments. Our Spitfire warrants are not exchange-traded derivatives. Management estimates the fair value of the Spitfire warrants using the Black Scholes Valuation model. The estimated fair value of the Spitfire warrants was $66 thousand at June 30, 2008 and was recorded in other assets on our consolidated condensed balance sheet. The Spitfire warrants are the only fair-value instruments classified as Level 3 under Statement of Financial Accounting No. 157, “Fair Value Measurements” (“SFAS 157”). We do not consider the fair value of these Spitfire warrants to be material to our financial statements as of June 30, 2008. Also, we do not consider the unrealized loss of $45 thousand associated with the change in the value of these Spitfire warrants during six months ended June 30, 2008 to be material to our financial statements.

We have not designated any of our derivative instruments as hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” All gains and losses related to these positions are recognized in earnings.  At the end of each quarterly period, we evaluate for reasonableness the end of day price quotations in the broker’s portfolio appraisal statement by considering the following factors:

•      The end of day quoted settlement price set by an exchange on which the financial instrument are principally traded.

•      The mean between the last bid and the ask prices from the exchange on which the financial instrument is principally traded.

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

In May 2008, we created the Canergy Fund to invest in an undervalued segment of the global energy industry, the Canadian junior oil and gas market.  Also in May 2008, we created Canergy Management Company LLC (“Canergy Management”), a U.S. Virgin Islands company, to manage the Canergy Fund as well as other future possible investment opportunities.

Our investments in the Canergy Fund and Canergy Management are variable interests, as defined in FIN 46R.  We have determined that the investments in the Canergy Fund and in Canergy Management meet the requirements of FIN 46R, and we are the primary beneficiary, as defined. Therefore, we have consolidated the assets, liabilities and results of operations of the Canergy Fund and Canergy Management as of June 30, 2008 and for the period from May 14, 2008, the formation date, through June 30, 2008.

As of June 30, 2008, we owned less than a majority of the common shares of Global and did not possess the legal power to direct the operating policies and procedures of Global through our direct ownership, combined with the ownership by Lyford Investments Enterprises Ltd. (“Lyford”) in Global shares. In addition, we have concluded that Global was not a VIE at June 30, 2008 as contemplated by FIN 46(R).

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of SFAS 161 is not expected to have a material impact on our financial condition or results of operations.

In May 2008, the FASB issued FAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. FAS 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’”. We are currently evaluating the potential impact, if any, of the adoption of FAS 162 on our consolidated financial statements.

RESULTS OF OPERATIONS

For the purposes of discussion and analysis, we are presenting a summary of our consolidated condensed results of operations followed by more detailed discussion and analysis of our operating results.  The primary components of our net income for the three and six months ended June 30, 2008 and 2007, were as follows (in thousands, except per-share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Oil and gas operating profit (1)	$5,296	$3,271	62%	$8,177	$5,690	44%
Gas sales revenues	$2,448	$2,509	(2%)	$4,128	$4,598	(10%)
Gas production (mcf)	194,469	256,603	(24%)	381,152	548,516	(31%)
Gas price per mcf	$12.59	$9.78	29%	$10.83	$8.38	29%
Oil sales revenues	$5,269	$2,752	91%	$9,125	$5,272	73%
Oil production (bbls)	42,022	40,670	3%	81,448	85,381	(5%)
Oil price per bbl	$125.39	$67.67	85%	$112.03	$61.75	81%
Trading revenues	$(1,287)	$178	(823%)	$(1,421)	$330	(531%)
Other revenues, net	$642	$742	(13%)	$1,520	$1,791	(15%)
General and administrative expenses, net	$1,057	$1,224	(14%)	$2,246	$2,310	(3%)
Depreciation, depletion, amortization and accretion	$1,260	$1,480	(15%)	$2,490	$3,314	(25%)
Minority Interest	$(13)	$—	100%	$(13)	$—	100%
Other losses	$(41)	$77	(153%)	$45	$304	(85%)
Equity in losses of Spitfire	$26	$26	0%	$29	$42	(31%)
Income tax expense	$4	$19	(79%)	$7	$43	(84%)
Net income	$2,358	$1,365	73%	$3,472	$1,798	93%
Net income attributed to common stock	$2,256	$1,301	73%	$3,309	$1,685	96%
Net income per common share:
Basic	$0.23	$0.13	76%	$0.34	$0.17	98%
Diluted	$0.23	$0.13	76%	$0.34	$0.17	98%

(1)   Oil and gas operating profit is calculated as oil and gas revenues less oil and gas operating expenses

The following is our discussion and analysis of significant components of our operations which have affected our operating results and balance sheet during the periods included in the accompanying consolidated condensed financial statements.

Oil and Gas Revenues and Oil and Gas Expenses for the Quarterly Periods Ended June 30, 2008 Compared to June 30, 2007

Our oil and gas revenues are generated from operations in onshore and offshore areas of the Texas and Louisiana Gulf Coast. During the second quarter 2008, our oil and gas revenues increased from $5.3 million in the prior year period to $7.7 million for the current quarter.  The decreases in our non-operated gas production were offset by increases in the oil and natural gas prices received.

Our natural gas revenues remained relatively flat at approximately $2.5 million for both quarterly periods. The prices realized for natural gas sales increased 29%, averaging $12.59 per mcf in second quarter 2008 compared to $9.78 per mcf during second quarter 2007. The decrease in our sales volume continues to be attributed to low drilling, workover and recompletion activity in our non-operated properties at Allen Ranch, Lapeyrouse and Raymondville fields as well as production declines from Lake Raccourci.

Our oil revenues increased 91% to approximately $5.3 million during second quarter 2008 from approximately $2.8 million during second quarter 2007. We realized an 85% increase in oil prices received, increasing from an average of $67.67 per barrel in second quarter 2007 to $125.39 per barrel in the current quarter.  Overall oil production increased 3% in second quarter 2008 as compared to the prior year period due primarily to increased production from our Main Pass 35 and Creole Fields slightly mitigated by decreases at our Lake Raccourci and Raymondville fields.

Our oil and gas operating expense increased 21%, increasing from approximately $2.0 million during second quarter 2007 to $2.4 million during second quarter 2008 due to demand-driven price increases for oilfield services and equipment associated with increased oilfield activity (particularly in offshore Louisiana).

Trading Revenues, net

As a result of our trading activities of investments in energy industry securities we recognized the following trading revenues, net, during the second quarters 2008 and 2007 (in thousands):

	Three Months ended June 30,
	2008	2007

Unrealized loss on written call positions	$(105)	$0
Unrealized loss on written put positions	60	(150)
Unrealized gain (loss) on commodity puts	0	52
Unrealized loss on foreign currency	(153)	0
Unrealized loss on alternative strategy	(14)	0
Unrealized loss on common stock	0	0
Realized gain on written put positions	218	0
Realized gain on written puts – alternative strategy	18	336
Realized loss on crude futures	(1,288)	0
Realized loss on foreign currency	(21)	0
Realized loss on purchased commodity puts	0	(60)
Realized loss on common stock	(2)	0
Realized gain on written calls positions	0	0
Total trading income (loss)	$(1,287)	$178

During the second quarter 2008, we closed all of our open crude oil futures contracts resulting in realized losses of $1.2 million.  These amounts are included in trading revenues in our consolidated condensed statement of operations. All of our commodity futures contracts were closed as of June 30, 2008.

Interest and Other Income, net

Fees, interest and other income decreased from $742 thousand during second quarter 2007 to $642 thousand during second quarter 2008, primarily due to lower interest income rates during the current year period.

General and Administrative Expense

General and administrative expenses decreased from $1.2 million for the second quarter 2007 to $1.1 million for the second quarter 2008.

Depreciation, Depletion, Amortization and Accretion Expense

Depreciation, depletion, amortization and accretion (DD&A) expense decreased 15% during second quarter 2008 when compared to prior year period due to lower depletion rates for our oil and gas properties as a result of reserves added during  late 2007 and 2008 as well as lower gas production volumes. The quarterly depletion rate per boe on our properties decreased from $15.96 in second quarter 2007 to $14.94 in second quarter 2008.

Other Expenses

Other expenses decreased 153% during second quarter 2008 compared to second quarter 2007 due primarily to an increase in the fair value of our Spitfire warrants during June 2008 as compared to the prior year period.

Oil and Gas Revenues and Oil and Gas Expenses for the Six Month Period Ended June 30, 2008 Compared to June 30, 2007

During the first half of 2008, our oil and gas revenues increased 34% to approximately $13.3 million compared to $9.9 million for the first half of 2007 primarily due to the increase in commodity prices partially offset by the decrease in our natural gas sales volumes from our non-operated properties as compared to the prior year period.

Our natural gas revenues decreased 10% to approximately $4.1 million during the first six months of 2008 as compared to $4.6 million during the same period in 2007. The prices realized for natural gas sales increased from $8.38 per mcf in the prior year period to $10.83 per mcf during the first half of 2008. Our gas production fell by approximately 31% when compared to the first six months of the prior year.  The decrease in our sales volume can be attributed to low drilling, workover and recompletion activity in our non-operated properties at Allen Ranch, Lapeyrouse and Raymondville fields during the first half of 2008 along with a decline in natural gas production from the Lake Raccourci field.

Our oil revenues increased 73% to approximately $9.1 million during the 2008 period, up from approximately $5.3 million during the same period in 2007. Our Creole and East Lake Verret fields have all experienced an increase in oil production during the 2008 period when compared to the same period of 2007, these increases were slightly mitigated by normal decline on our remaining fields.  We realized an increase in oil prices received of 81%, with prices averaging $112.03 per barrel in the first half of 2008 compared to $61.75 per barrel in the first half of 2007.

Our oil and gas operating expenses increased 21% to approximately $5.1 million during the six months ended June 30, 2008 up from $4.2 million during the same period of 2007.  The per-unit operating expense rates increased from $23.64 per boe in first half of 2007 to $35.04 boe in the 2008 period primarily due to demand-driven price increases for oilfield services and equipment associated with increased oilfield activity (particularly in offshore Louisiana).

Trade Revenues, net

As a result of our trading activities of investments in energy industry securities we recognized the following trading revenues, net, during the six months ended June 30, 2008 and 2007 (in thousands):

	Six Months ended June 30,
	2008	2007

Unrealized loss on written call positions	$(139)	$(50)
Unrealized loss on written put positions	(115)	0
Unrealized gain on written commodity calls	37	0
Unrealized gain (loss) on commodity puts	19	(42)
Unrealized loss on foreign currency	(190)	0
Realized gain on written put positions	218	582
Realized gain on written puts – alternative strategy	17	0
Realized loss on crude futures	(1,229)	0
Realized loss on foreign currency	(21)	0
Realized loss on purchased commodity puts	(16)	(85)
Realized loss on common stock	(2)	(91)
Realized gain on written calls positions	0	16
Total trading income (loss)	$(1,421)	$330

Fees, Interest and Other Income, net

Fees, interest and other income decreased from $1.8 million during the 2007 period to $1.5 million during the 2008 period, primarily due to lower interest income rates during the 2008 period.  Facility processing fees in the first six months of 2008 at our Lake Raccourci and Main Pass 35 facility in offshore Louisiana remained relatively flat during the 2008 period compared to the prior year period.  Partially offsetting the decrease was a recovery of an impairment valuation on corporate real estate during the 2008 period.

General and Administrative Expense

General and administrative expenses decreased 3% to $2.2 million during the first half of 2008 as compared to $2.3 million in the first half of 2007.

Depreciation, Depletion, Amortization and Accretion Expense

DD&A expense decreased during the 2008 period as compared to the 2007 period due to decreased depletion rates for our oil and gas properties as a result of increased reserve volumes at year-end 2007 and 2008.  Depletion on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.  In the first six months of 2008, our average DD&A rate decreased 10% to $15.18 per boe as compared to $16.86 per boe in first six months of 2007.

Other Losses

Other losses decreased to $45 thousand in the first half of 2008 compared to $304 thousand during the first half of 2007 primarily due to the decline in the estimated fair value of the 1.3 million warrants we hold to acquire common shares of Spitfire during the 2007 period.

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

(Thousands of dollars)	June 30, 2008	December 31, 2007
Current ratio	6.76 to 1	5.48 to 1
Working capital (1)	$26,202	$24,533
Total debt	$—	$—
Total cash less debt	$20,974	$25,581
Stockholders’ equity	$111,170	$99,766
Total liabilities to equity	0.09 to 1	0.11 to 1

(1) Working capital is the difference between current assets and current liabilities.

We may continue to deploy cash into long-term investments or seek to raise financing through the issuance of debt, equity and convertible debt instruments, if needed, for acquisition, development or investment opportunities as they arise. We may reduce our ownership interest in Global’s common shares and/or our oil and gas assets through strategic sales under certain conditions.

At June 30, 2008, if our remaining convertible preferred stock and common stock purchase warrants were exercised and/or converted, we would be required to issue the following amounts of our common stock:

Instrument	Conversion / Exercise Price (a)	Shares of Common Stock Issuable at June 30, 2008
Series M Preferred	$13.22	332,829
Series G1 Preferred	$280.00	571
Series G2 Preferred	$67.20	1,488
Series L Warrants	$15.01	142,091
Series M Warrants	$12.77	189,999
Common Stock Potentially Issued Upon Conversion / Exercise		666,978

(a) Certain conversion and exercise prices are subject to adjustment under certain circumstances

Significant Ownership of our Stock

As of June 30, 2008, Lyford beneficially owned approximately 31% of the combined voting power of our common stock.  Lyford is in a position to exercise significant influence over the election of our board of directors and other matters.

Cash Flows

Net cash flow used in operating activities during the six months ended June 30, 2008 was $327 thousand as compared to $5.0 million provided by operating activities in the prior year period. Changes in our operating receivables, payables and current assets used operating cash of approximately $3.7 million during the period in 2008.  In addition, we increased our HEMI cash margins by $976 thousand due to the change in the value of the written options during the period.  Although cash flow from operations decreased during the first six months of 2008, the prior year period benefited from a $5.0 million increase in cash flow from operations from the liquidation of short-term marketable securities. Our cash and temporary investments at June 30, 2008 totaled approximately $21 million.

Net cash used in financing activities during the six months ended June 30, 2008 totaled approximately $536 thousand due to treasury repurchases of our common stock for $790 thousand, payments of $171 thousand for preferred stock dividends offset by capital contributions of $425 thousand into Canergy Fund and Canergy Management. Net cash used in investing activities during the period in 2008 totaled approximately $3.7 million and was comprised of approximately $1.4 million in capital expenditures and other costs, $2.7 million in purchases of common stock investments, partially offset by approximately $332 thousand received from the sale of corporate real estate property.

Obligations and Commitments

Oil, Natural Gas and Coalbed Methane Commitments – During the six months ended June 30, 2008, we expended approximately $1 million of capital expenditures and workovers in the United States. The majority of these capital expenditures were associated with development drilling in the N.W. Speaks field in south Texas, as well as the development of our coalbed methane Indiana Posey Prospect. Our expected capital expenditures for 2008 will be focused primarily on our holdings in the onshore and offshore Gulf Coast regions of Texas and Louisiana as well as the phased delineation, pilot and development program for our coalbed methane prospects. We expect to fund the 2008 capital expenditures with available cash on hand and through projected cash flow from operations. Possible weakening commodity prices, a decline in drilling success or substantial delays in bringing on production from wells drilled could cause reduced projected 2008 expenditures.  However, our planned capital expenditures for 2008 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in us losing certain prospect acreage or reducing our interest in future development projects.

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

We recognize the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. At June 30, 2008, our asset retirement obligation liability totaled approximately $5.3 million.

From time to time, we provide for reserves related to contingencies when a loss is probable and the amount is reasonably estimable.

In addition to the above commitments, during 2008 and afterward, government authorities under our Louisiana state leases and other North American operators may also request us to participate in the cost of drilling additional exploratory and development wells. We may fund these future expenditures at our discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on factors out of our control, such as the timing of the request, the depth of the wells and the location of the property. Our discretionary capital expenditures for 2008 will be curtailed if we do not have sufficient funds available.  If we do not have sufficient funds or otherwise choose not to participate, we may experience a delay of future cash flows from proved undeveloped oil and gas reserves. Such expenditure curtailments could also result in us losing certain prospect acreage or reducing our interest in future development projects. As of June 30, 2008, we had no material purchase obligations.

Also in addition to the contractual obligations discussed above, we have written put and call options which may expose us to future obligations. Please see Item 3 for a discussion of these potential obligations.

Off-Balance Sheet Arrangements — As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2008, we were not involved in any unconsolidated SPE transactions. We have no off-balance sheet arrangements.

Treasury Stock — Our Board has authorized the repurchase of 1.2 million shares of common stock.   As of June 30, 2008, we have purchased approximately 548 thousand shares under this repurchase program, and approximately 652 thousand shares remain available for repurchase.

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

Commodity Price Risk - Commodity derivatives are used to mitigate the price risk inherent in our oil and gas operations. During 2008, we have purchased combinations of put and call options to protect against significant decreases in commodity prices and will continue to consider various arrangements to realize commodity prices that we consider favorable. We have not designated these instruments as hedges under SFAS 133.  We had no open commodity positions at June 30, 2008.

Equity Price Risk - Other derivative instruments are used for trading purposes to capitalize on volatility and to increase the return or minimize the risk of our trading portfolio. These financial instruments are entered into through a registered broker and are traded on domestic exchanges.  The following table summarizes our total potential obligations under our written derivative contracts as of June 30, 2008 (in thousands):

	Contractual Expiration		Total Notional/ Maximum
	2008	2009	Amount	Fair Value
Written put options	$4,725	$1,075	$5,800	$418
Written call options	350	1,738	2,088	229
	$5,075	$2,813	$7,888	$647

We believe that the fair value of these contracts is a more relevant measure of the obligations because we believe the notional amount overstates the expected payout. With regard to our written call options at June 30, 2008, we did not own the underlying shares.

Foreign Currency Exchange Rate Risk – Our investment in Global is subject to foreign currency exchange rate risk as our ownership of Global’s ordinary shares are denominated in British sterling pounds. Also, our investments in Spitfire and the Canergy Fund are subject to foreign currency exchange rate risk as our ownership of Spitfire’s ordinary shares and the common stock investments of the Canergy Fund are denominated in Canadian dollars.  Any substantial fluctuation in these exchange rates as compared to the United States dollar could have a material effect on our balance sheet.  During the first quarter 2008, we entered into foreign currency derivative contracts (British pound sterling). These financial instruments were entered into through a registered broker, and the fair value of these foreign currency derivatives are based on pricing provided by our counter parties. We have not designated these instruments as hedges under SFAS 133. The following table summarizes our total potential obligations under our foreign currency derivative contracts as of June 30, 2008 (in thousands):

Commodity		Contractual Expiration 2008	Total Notional/ Maximum Amount	Fair Value	Strike Price
British Sterling Pound	Written put options	$24	$24	$20	£1.86
British Sterling Pound	Written call options	(25)	(25)	(199)	£1.99
		$(1)	$(1)	$(179)

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

Changes in Internal Control over Financial Reporting

The Canergy Management Company LLC and the Canergy Growth Fund LLC, both consolidated into our financial statements during the period ended June 30, 2008, are subject to the same internal control over financial reporting as our other investing activities. There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Exxon Litigation – Exxon Mobil Corporation v. XPLOR Energy SPV-I, Inc. filed in the 17th Judicial District Court for the Parish of LaFourche, State of Louisiana; Case No. 106838.  On July 3, 2007, Exxon Mobil Corporation (“Exxon”) filed a Petition for Damages against XPLOR Energy SPV-I, Inc. (“Xplor”), alleging that Exxon is entitled to $960 thousand in interest related to an after payout working interest retained by Exxon in Xplor’s State Lease 14589 #2 well in the Lake Raccourci field..  On August 10, 2007 we filed and served on Exxon our Answer, Affirmative Defenses and Reconventional Demand (the “Answer”). On January 30, 2008, Exxon and Xplor on its behalf and on behalf of the working interest owners reached a settlement with Exxon. The settlement terms included Exxon’s agreement to dismiss the lawsuit and to release all related claims in exchange for a one time lump sum payment of $800 thousand.  Xplor’s pro rata share of the settlement amount was approximately $320 thousand with the remaining working interests contributing their pro rata share of the settlement payment. Upon joint motion for dismissal, the court entered an order dismissing this case in May 2008. The resolution of this matter did not have a material impact on our financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           The following table provides information about purchases by us during the three months ended June 30, 2008, of our Common Stock.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 through April 30, 2008	14,680	$8.64	14,680	655,165
May 1, 2008 through May 31, 2008	2,844	$8.96	2,844	652,321
June 1, 2008 through June 30, 2008	—	$—	—	—
Total	17,524	$8.69	17,524	652,321

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 24, 2008, HKN held its 2008 annual meeting of stockholders (the “Meeting”), pursuant to a proxy statement that it had filed with the Securities and Exchange Commission and had furnished to holders of record of the 9,695,658 outstanding shares of its Common Stock as of May 2, 2008.

At the Meeting, the stockholders voted as indicated below on the following matters:

1.	Election of the following directors to serve until the next annual meeting of stockholders or until their successors are elected and qualified (included as Item 1 in the 2008 Proxy Statement):

		For	Withheld

	Michael M. Ameen, Jr.	7,226,779	1,310,577
	Mikel D. Faulkner	7,225,036	1,312,320
	Dr. J. William Petty	7,083,853	1,453,503
	Alan G. Quasha	7,250,414	1,286,942
	H.A. Smith	7,228,114	1,309,242

	This proposal passed in that all nominees received the affirmative vote of a plurality of the votes duly cast at the Meeting.

2.	Amendment to HKN’s Restated Certificate of Incorporation to reduce the authorized shares of the Company from 335,000,000 to 25,000,000 (included as Item 2 in the 2007 Proxy Statement):

	For	Against	Withheld

	8,307,257	193,562	35,533

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

*3.3	Certificate of Amendment to Restated Certificate of Incorporation of HKN, Inc. dated June 24, 2008 and effective June 26, 2008.

3.4

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

HKN, Inc.
(Registrant)

Date: August 7, 2008	By:	/s/ Anna M. Williams
Senior Vice President and
Chief Financial Officer