Form 10-Q
period 2008-09-30
HKN, Inc.
filed 2008-11-05
CIK 313478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares of Common Stock, par value $0.01 per share, outstanding as of  November 1, 2008 was 9,318,063.

HKN, INC.

INDEX TO QUARTERLY REPORT

September 30, 2008

PART I – FINANCIAL INFORMATION

HKN, INC.

CONSOLIDATED  CONDENSED BALANCE SHEETS

(Unaudited, in thousands, except for share amounts)

	September 30,	December 31,
	2008	2007
Assets
Current Assets:
Cash and temporary investments	$23,198	$25,581
Margin deposits held by broker	1,444	123
Accounts receivable, net	3,476	3,670
Available for sale investments, current	1,084	—
Prepaid expenses and other current assets	765	641
Total Current Assets	29,967	30,015

Property and Equipment, net	56,313	53,258

Available for Sale Investment	20,964	19,824
Investment in Spitfire, equity method	3,669	6,517
Other Assets, net	836	851
	$111,749	$110,465

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade payables	$810	$1,013
Accrued liabilities and other	5,297	2,970
Derivative liabilities	1,517	61
Revenues and royalties payable	1,863	1,438
Total Current Liabilities	9,487	5,482

Asset Retirement Obligation	5,381	5,187
Deferred Tax Liability	20	20
Minority Interest	425	—
Preferred Stock Dividends	71	10
Total Liabilities	15,384	10,699

Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $160 thousand liquidation value 700,000 shares authorized; 1,600 shares outstanding	2	2
Series G2 Preferred Stock, $1.00 par value; $100 thousand liquidation value 100,000 shares authorized; 1,000 shares outstanding	1	1
Series M Preferred Stock, $1.00 par value; $4.4 million liquidation value 50,000 shares authorized; 44,000 shares outstanding	44	44
Common stock, $0.01 par value; 24,000,000 shares authorized; 9,596,342 and 9,768,261 shares issued, respectively	96	98
Additional paid-in capital	445,338	446,973
Accumulated deficit	(358,030)	(358,063)
Accumulated other comprehensive income	11,166	10,711
Treasury stock, at cost, 228,674 and 0 shares held, respectively	(2,252)	—
Total Stockholders’ Equity	96,365	99,766
	$111,749	$110,465

The accompanying Notes to Consolidated Condensed Financial Statements are
an integral part of these Statements.

HKN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues and other:
Oil and gas operations	$5,952	$5,011	$19,205	$14,881
Trading revenues, net	(849)	210	(2,270)	540
Fees, interest and other income	503	803	2,023	2,594
Total revenue	5,606	6,024	18,958	18,015
Costs and Expenses:
Oil and gas operating expenses	3,478	2,078	8,554	6,258
General and administrative expenses	1,245	1,372	3,491	3,682
Depreciation, depletion, amortization and accretion	1,190	1,489	3,680	4,803
Equity in earnings of Spitfire	(97)	1	(68)	43
Impairment of investment in Spitfire	2,787	—	2,787	—
Other losses	5	109	50	413
Total costs and expenses	8,608	5,049	18,494	15,199
Income (loss) before income taxes	$(3,002)	$975	$464	$2,816
Income tax expense	264	3	271	46

Income (loss) before minority interest	$(3,266)	$972	$193	$2,770
Minority interest of consolidated company	62	—	75	—
Net income (loss)	$(3,204)	$972	$268	$2,770
Accrual of dividends related to preferred stock	(72)	(49)	(235)	(162)
Net income (loss) attributed to common stock	$(3,276)	$923	$33	$2,608
Basic and diluted net income (loss) per common share:
Net income (loss) per common share	$(0.34)	$0.09	$0.00	$0.27
Weighted average common shares outstanding	9,638,039	9,793,806	9,684,609	9,803,220

The accompanying Notes to Consolidated Condensed Financial Statements are

an integral part of these Statements.

HKN, INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

								Accumulated
					Additional			Other
	Preferred Stock			Common	Paid-In	Treasury	Accumulated	Comprehensive
	G1	G2	M	Stock	Capital	Stock	Deficit	Income	Total
Balance, December 31, 2007	$2	$1	$44	$98	$446,973	$—	$(358,063)	$10,711	$99,766

Accrual of preferred stock dividends	—	—	—	—	—	—	(214)	—	(214)
Issuance of preferred stock dividends	—	—	—	—	2	—	(21)	—	(19)
Treasury stock repurchase	—	—	—	—	—	(3,841)	—	—	(3,841)
Treasury stock retirements	—	—	—	(2)	(1,587)	1,589	—	—	—
Equity in stock issuances by Spitfire	—	—	—	—	(50)	—	—	—	(50)
Net income	—	—	—	—	—	—	268	—
Unrealized holding gain on available for sale investments	—	—	—	—	—	—	—	3,313
Unrealized foreign currency loss	—	—	—	—	—	—	—	(2,858)
Total comprehensive income	—	—	—	—	—	—	—	—	723
Balance, September 30, 2008	$2	$1	$44	$96	$445,338	$(2,252)	$(358,030)	$11,166	$96,365

The accompanying Notes to  Consolidated Condensed Financial Statements

are an integral part of these Statements.

HKN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net income	$268	$2,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	3,680	4,803
Realized gain (loss) on available for sale investments	(434)	91
Realized loss on derivative instruments	(1,139)	(603)
Unrealized (gain) loss on derivative instruments	(995)	(26)
Impairment recovery on land	(179)	—
Equity in losses of Spitfire	(68)	(43)
Impairment of investment in Spitfire	2,787	—
Minority interest	(75)	—
Other, net	(46)	—
Change in operating assets and liabilities:
Decrease (increase) in prepaid assets and other	(340)	263
Decrease in accounts receivable and other	194	3,607
Decrease in marketable securities	—	5,000
Increase in margin deposits posted with brokers	(1,321)	(618)
Increase in derivative liabilities	3,588	453
Increase (decrease) in trade payables and other	1,463	(7,049)
Net cash provided by operating activities	7,383	8,648

Cash flows from investing activities:
Net proceeds from sales of assets	333	—
Capital expenditures	(4,932)	(8,686)
Dispositions	(400)	279
Purchase of available for sale investments - HEMI	(542)	—
Purchase of available for sale investments - Canergy	(1,081)	—
Proceeds from sales of available for sale investments	435	1,530
Purchase of common shares in Spitfire	(65)	(3,900)
Net cash used in investing activities	(6,252)	(10,777)

Cash flows from financing activities:
Payment of preferred stock dividends	(173)	(88)
Cash paid for partial shares in reverse split	—	(10)
Proceeds from capital contributions to Canergy Growth Fund	400	—
Proceeds from capital contributions to Canergy Management Company	100	—
Treasury shares purchased	(3,841)	(461)
Net cash used in financing activities	(3,514)	(559)

Net decrease in cash and temporary investments	(2,383)	(2,688)
Cash and temporary investments at beginning of period	25,581	25,954
Cash and temporary investments at end of period	$23,198	$23,266

The accompanying Notes to Consolidated Condensed Financial Statements

are an integral part of these Statements.

HKN, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2008 and 2007

(Unaudited)

(1)                                BASIS OF PRESENTATION

Our accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to prevent the information presented from being misleading. In our opinion, these financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2008 and December 31, 2007 and the results of our operations and changes in our cash flows for all three and nine-month periods presented as of September 30, 2008 and 2007. The December 31, 2007 consolidated condensed balance sheet information is derived from audited financial statements. All adjustments represent normal recurring items. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain prior year amounts have been reclassified to conform to the 2008 presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from these estimates. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation – The consolidated condensed financial statements include the accounts of all companies that we, through our direct or indirect ownership or shareholding, were provided the ability to control their operating policies and procedures. All significant intercompany balances and transactions have been eliminated.

Consolidation of Variable Interest Entity - In May 2008, we created Canergy Growth Fund LLC (“Canergy Fund”), a U.S. Virgin Islands non-registered investment fund, to invest in a segment of the global energy industry, the Canadian junior oil and gas market.  As of September 30, 2008, total capital contributions into the Canergy Fund were $2.4 million (HKN investment of $2 million and one third-party investment of $400 thousand).  See Note 2 - Investment in Canergy Fund and Canergy Management Company LLC (“Canergy Management”) for further discussion.

Also in May 2008, we created Canergy Management, a U.S. Virgin Islands company, to manage the Canergy Fund as well as other future possible investment opportunities. We invested $100 thousand in exchange for a 50% ownership in Canergy Management.

Our investments in the Canergy Fund and Canergy Management are variable interests, as defined in Financial Accounting Standards Board Interpretation (“FIN”) No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). FIN 46R requires the consolidation of a variable interest entity (“VIE”), as defined, if a company will absorb a majority of the

VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. We have determined that our investments in the Canergy Fund and in Canergy Management meet the requirements of FIN 46R, and we are the primary beneficiaries, as defined. Therefore, we have consolidated the assets, liabilities and results of operations of the Canergy Fund and Canergy Management as of September 30, 2008 and for the period from May 14, 2008, the formation date, through September 30, 2008.

Comprehensive Income (Loss) – Comprehensive income (loss) includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Our total comprehensive income (loss) for the period is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net income (loss)	$(3,204)	$972	$268	$2,770
Foreign currency translation adjustment on investment	(2,733)	485	(2,858)	917
Reclassification of holding loss on available for sale investments into earnings	—	—	—	207
Unrealized gain (loss) on investment	(5,671)	7,785	3,313	(615)
Total comprehensive income (loss)	$(11,608)	$9,242	$723	$3,279

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

Equity Method Investments – For investments in which we have the ability to exercise significant influence but do not control, we follow the equity method of accounting.  Initial investments are recorded at cost and adjusted by the proportionate share of the investee’s earnings and capital transactions.  Our share of investee earnings are recorded to our income statement and our share of their capital transactions are recorded in our shareholders’ equity.  We evaluate these investments for other-than-temporary declines in value each quarter; any impairment found to be other than temporary is recorded through earnings.

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

Income Taxes – We account for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We measure and record income tax contingency accruals in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).

We recognize liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis or when new information becomes available to management. These reevaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the tax accrual.

We classify interest related to income tax liabilities as income tax expense, and if applicable, penalties are recognized as a component of income tax expense. The income tax liabilities and accrued interest and penalties that are anticipated to be due within one year of the balance sheet date are presented as current liabilities in our condensed consolidated balance sheets.

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

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’”. We are currently evaluating the potential impact, if any, of the adoption of SFAS 162 on our consolidated condensed financial statements.

(2)                                INVESTMENT IN CANERGY FUND AND CANERGY MANAGEMENT

Investment in Canergy Fund – In May 2008, we created the Canergy Fund to invest in a segment of the global energy industry, the Canadian junior oil and gas market.  The Canergy Fund is managed by Canergy Management.  Fund maturity is March 2010, but an investor can elect to exit the Fund prior to Fund maturity.  Canergy Fund is provided research by Bryan Mills Iradesso, a Calgary and Toronto based financial public relations firm focused on the oil and gas industry, under an exclusive service contract.  As of September 30, 2008, total capital contributions into the Canergy Fund were $2.4 million (HKN investment of $2 million, representing 83% of the capital contributed, and one third-party investment of $400 thousand, representing 17% of the capital contributed).

The Canergy Fund will pay the fund manager a one-time subscription fee equal to 2% of the capital commitments, an annual management fee equal to 1% per annum of the aggregate commitments and a performance fee equal to 20% of the realized capital appreciation, if any, earned by investors in the fund at the fund’s maturity.  Prior to payment of any performance fee, the investors must have received amounts equal to their investment in the fund plus a cumulative, non-compounded return thereon of 8% from the date of investment to maturity.   All intercompany balances and transactions between Canergy Fund and Canergy Management have been eliminated from our consolidated condensed financial statements.

As of September 30, 2008, the Canergy Fund held $678 thousand in common shares of publicly traded Canadian junior oil and gas companies. The Canergy Fund seeks to invest capital in shares of Canadian energy companies for appreciation in asset value instead of actively trading such shares in the short-term; therefore, Canergy Fund’s investments have been designated as available for sale.  These investments are recorded at their estimated fair value on our consolidated condensed balance sheet at September 30, 2008.  In addition to these common stock investments, the Canergy Fund’s net assets also consisted of cash and money-market investments of $1.1 million.  All other assets and liabilities related to the Canergy Fund were negligible at September 30, 2008.

During the quarterly period ended September 30, 2008, the value of the shares of Canadian energy companies held by the Canergy Fund declined in conjunction with the overall decline in the United States and other foreign markets.  Certain investments held by Canergy Fund were divested of during September 2008 in order to mitigate potential future losses.  The Canergy Fund recognized realized net losses on investments of $192 thousand and $16 thousand of foreign currency translation losses on the sales of these investments, which amounts are included within trading revenues in our consolidated condensed statement of operations for the period ended September 30, 2008. The Canergy Growth Fund Total Return Ratio as of September 30, 2008 was (25%).  All other income and expenses related to the Canergy Fund were negligible as of September 30, 2008.

The following table presents our condensed schedule of net assets and investments as of September 30, 2008 (in thousands):

Investment		Basis	Fair Value
Money Market/Cash	(A)	$1,116	$1,116
Common Stock	(B)	1,080	678
Canadian Junior Oil and Gas Companies
Anderson Energy (19%)			127
Breaker Energy (23%)			158
Culane Energy Corp (32%)			217
Crew Energy (8%)			54
Profound Energy (4%)			24
Twin Butte Energy (5%)			37
Yoho Inc. (9%)			61

(A)	Investments in Money Markets/Cash represent 62% of the total assets of the fund.
(B)	These investments are in common shares of seven Canadian junior oil and gas companies listed on the Toronto Stock Exchange and represent 38% of the total assets of the fund.

The foreign currency translation adjustment and net unrealized losses on investments of $31 thousand and $371 thousand, respectively, for these changes in market value are included in other comprehensive income in our consolidated condensed balance sheet as of September 30, 2008.

Investment in Canergy Management – We invested $100 thousand in exchange for a 50% ownership in Canergy Management.  Our capital contribution represented approximately 50% of Canergy Management’s initial working capital as of September 30, 2008.  From inception in May 2008 through September 30, 2008, Canergy Management recorded general and administrative expenses for start-up operations of $119 thousand which are included in our consolidated condensed statement of operations.

Subsequent Event – During October 2008, with the dramatic decline in the U.S. and foreign stock markets, and in order to avoid future additional significant losses, Canergy Fund divested of all of its common stock holdings in Canadian junior oil and gas companies for total cumulative realized losses of approximately $1.0 million resulting in a cumulative Total Return Ratio as of October 2008 of approximately (40%).  In addition, the third-party investor exercised their right to voluntarily withdraw from the Canergy Fund and Canergy Management, and HKN is currently the sole participant in both the Canergy Fund and Canergy Management.

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

Also included in our fair value measurements are our 1.3 million warrants to acquire common shares of Spitfire Energy Ltd. (“Spitfire”).  We measure the fair value of our Spitfire warrants using the Black-Scholes Valuation model which incorporates observable inputs such as Spitfire’s common share price and other inputs obtained from sources independent of us.  We do however; use the historical volatility of the Spitfire common shares, that is, the volatility for the shares derived from the shares’ historical prices. Historical volatility typically does not represent current market participant expectations about future volatility.  Thus, the fair value measurements of our Spitfire warrants have been classified as Level 3.

The following table presents our trading securities, available-for-sale securities and Spitfire warrants carried at fair value as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3
Available-for-sale securities
Investment in Global	$20,964	$—	$—
Investments in common stock	1,084	—	—
Other assets
Spitfire warrants	—	—	62
Total assets at fair value	$22,048	$—	$62

	Level 1	Level 2	Level 3
Trading securities	$1,517	$—	$—
Total liabilities at fair value	$1,517	$—	$—

The table above does not include our equity investment in Spitfire in which we are deemed to have a significant influence and, as such, is not accounted for at fair value under SFAS 157.

The reconciliation of the fair value for our Level 3 asset, the Spitfire warrants, including net purchases and sales, realized gains and change in unrealized gains, is set out below (in thousands):

Nine Months Ended September 30, 2008

Beginning balance at January 1, 2008	$111
Total realized and unrealized losses included in earnings	(49)
Net purchases and sales	—
Closing fair value at September 30, 2008	$62

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

(4)                                INVESTMENT IN GLOBAL

At September 30, 2008 and December 31, 2007, we held an investment in Global Energy Development PLC (“Global”) through our ownership of approximately 34% of Global’s ordinary shares which we account for as a non-current available-for-sale investment. Global is a petroleum exploration and production company focused on Latin America.  Global’s shares are traded on the AIM, a market operated by the London Stock Exchange. At September 30, 2008 and December 31, 2007, our investment in Global was equal to the market value of our 11.9 million shares of Global’s ordinary shares as follows:

	September 30, 2008	December 31, 2007

Shares of Global Stock held by HKN	11,893,463	11,893,463
Closing Price of Global Stock	£0.99	£0.84
Foreign Currency Exchange Rate	1.7804	1.9843
Market Value of Investment in Global	$20,963,370	$19,824,167

The foreign currency translation adjustment loss of $2.7 million and the unrealized gain on investment of $3.8 million for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity at September 30, 2008.

Subsequent Event – In October 2008, with the decline in the foreign stock markets, Global’s ordinary share price has declined dramatically. At October 31, 2008, the market value of our investment in Global had declined to approximately $12.6 million as follows:

October 31, 2008

Shares of Global Stock held by HKN	11,893,463
Closing Price of Global Stock	£0.65
Foreign Currency Exchange Rate	1.627
Market Value of Investment in Global	$12,577,932

(5)                                EQUITY INVESTMENT IN SPITFIRE ENERGY

At September 30, 2008 and December 31, 2007, we held an investment in Spitfire through the ownership of approximately 27% and 26%, respectively, of Spitfire’s currently outstanding common shares. Spitfire is an independent public company (TSX-V; SEL) actively engaged in the exploration, development and production of crude oil, natural gas and natural gas liquids in Western Canada.

As a result of our 27% ownership of Spitfire’s outstanding common shares, we are deemed to have the ability to exert significant influence over Spitfire’s operating and financial policies. Accordingly, we reflect our investment in Spitfire as an equity method investment. Due to timing differences in our filing requirements and the lack of availability of financial information for the current quarterly period, we record our share of Spitfire’s financial activity on a three-month lag. During June 2008, our representatives on the Spitfire board of directors resigned due to scheduling conflicts.

During September 2008, we continued purchasing shares of Spitfire common stock in the market by acquiring 203 thousand shares at a total cost of $65 thousand.  We reflect our additional purchases of shares in Spitfire as a step acquisition of an equity method investment. No goodwill was recorded as a result of these purchases.

In accordance with the equity method of accounting, our investment is adjusted to reflect our share of changes in Spitfire’s capital.  It is further adjusted to recognize our share of their earnings as they occur rather than as dividends or other distributions are received.  Our share of their earnings also includes the other-than-temporary declines in fair value recognized during the period. Changes in our proportionate share of the underlying equity of Spitfire which result from their issuance of additional equity securities are recognized as increases or decreases in shareholders’ equity, net of any related tax effects.

Our investment in Spitfire is reported in our balance sheet at its adjusted carrying value as a non-current asset, and our earnings are reported net of tax as a single line on our income statement.  During the summer of 2008, the share price of Spitfire’s common stock temporarily increased to Can $0.55 per share, and the market value of our investment exceeded our carrying value.  During the third quarter 2008 and subsequently in October 2008, Spitfire’s common share price declined.  As of September 30, 2008, Spitfire’s share price had declined to Can $0.35 per share.  Based upon the significant deterioration of the U.S. and foreign stock markets, including the Canadian stock market, along with our significant doubt that Spitfire’s management will take needed steps to increase the market value of Spitfire in the near future, we believe our investment has experienced an other-than-temporary decline in fair value, requiring an impairment charge of $2.8 million to write down the carrying value of our investment to its market value as of September 30, 2008.  Further declines in Spitfire’s share price and the Canadian stock markets in the future may require additional impairment of our investment in Spitfire if these declines are deemed to be other-than-temporary.

(6)                                PROPERTY AND EQUIPMENT

A summary of property and equipment follows (in thousands):

	September 30,	December 31,
	2008	2007
Unevaluated properties:
Unevaluated oil and gas properties	$680	$2,049
Unevaluated Coal Bed Methane prospects	6,227	5,719

Evaluated oil and gas properties	195,106	187,817
Facilities and other property	1,741	1,748
Less accumulated depreciation, depletion and amortization	(147,441)	(144,075)
	$56,313	$53,258

(7)                                DERIVATIVE INSTRUMENTS

Trading Derivatives – As part of our treasury activities, we engage in the active management of investments and derivative instruments in energy industry securities traded on domestic securities exchanges. We use these derivatives as a tool to enhance investment returns or to minimize the risk in our energy industry portfolio. Our energy industry derivatives are presented at fair value as derivative liabilities on our accompanying balance sheets at September 30, 2008 and December 31, 2007. These derivatives are not designated as hedges under SFAS 133, and we recognize gains and losses related to these positions in current earnings.

These derivatives are recorded at their estimated fair value of $1.5 million as derivative liabilities on our consolidated condensed balance sheet at September 30, 2008. The notional value of these open written options at September 30, 2008 was $8.8 million.

Subsequent Event – During October 2008, unfavorable changes in economic conditions, including a dramatic decline in the U.S. and international stock markets resulted in an adverse effect on our investment activities. Subsequently during October 2008, in order to avoid future additional significant losses, we closed all of our open trading derivative positions resulting in realized losses of approximately $3.3 million which will be reflected in our fourth quarter 2008 earnings.  We currently do not hold any open trading derivative positions, but we intend to monitor the market and reinvest our cash as conditions improve and opportunities arise.

Commodity Futures Contracts – During 2008, we entered into certain commodity derivative instruments which are effective in mitigating commodity price risk associated with a portion of our future monthly natural gas and crude oil production and related cash flows. Our oil and gas operating revenues and cash flows are impacted by changes in commodity product prices, which are volatile and cannot be accurately predicted. Our objective for holding these commodity derivatives is to protect the operating revenues and cash flows related to a portion of our future natural gas sales and crude oil from the risk of significant declines in commodity prices. We have not designated any of our commodity derivatives as hedges under SFAS 133.

During June 2008, we closed all of our open crude oil futures contracts resulting in realized losses of $1.2 million.  These amounts are included in trading revenues in our consolidated condensed statement of operations. We do not hold any commodity futures contracts as of September 30, 2008.

As of September 30, 2008, neither we nor any of our consolidated companies hold any derivative instruments which are designated as fair value hedges, cash flow hedges or foreign currency hedges. Settlements of our oil and gas commodity derivatives are based on the difference between fixed option prices and the New York Mercantile Exchange closing prices for each month during the life of the contracts. We monitor our crude oil and natural gas production prices compared to New York Mercantile Exchange prices to assure our commodity derivatives are effective hedges in mitigating our commodity price risk.

Foreign Currency Derivative Contracts - During 2008, we entered into certain foreign currency derivative instruments to mitigate the foreign currency price risk associated with our investment in Global’s ordinary shares. Our investment in Global is impacted by changes in the British Sterling Pound exchange rate to U.S. dollars. We did not designate any of our foreign currency derivatives as hedges under SFAS 133. During the third quarter of 2008, we closed all of our open foreign currency derivatives resulting in realized gains of $97 thousand.  These amounts are included in trading revenues in our consolidated condensed statement of operations. We do not hold any foreign currency derivatives as of September 30, 2008.

For the three and nine months ended September 30, 2008, we have included the following unrealized and realized gains and losses related to our trading derivatives within trading revenues in our consolidated condensed statement of operations (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Unrealized gain on written call positions	$139	$—
Unrealized loss on written put positions	(879)	(995)
Unrealized gain on written commodity calls	—	37
Unrealized gain on written commodity puts	—	18
Unrealized gain on foreign currency contracts	190	—
Realized gain on written put positions	21	256
Realized gain on written call positions	68	68
Realized loss on crude futures contracts	—	(1,229)
Realized gain on foreign currency contracts	134	114
Realized loss on purchased commodity puts	—	(16)
Realized loss on common stock	(522)	(523)

Total trading loss	$(849)	$(2,270)

Spitfire Warrants - In association with our investment in Spitfire, we also hold 1.3 million warrants to acquire common shares of Spitfire.  We account for these warrants as derivatives in accordance with SFAS 133. The expiration date of the warrants is August 1, 2010.  These warrants are recorded at their estimated fair value of $62 thousand at September 30, 2008 as other assets in our consolidated condensed balance sheet. For the three and nine months ended September 30, 2008, respectively, we have included unrealized losses of $5 thousand and $49 thousand, respectively, related primarily to the change in the underlying price of Spitfire’s common shares, within other expenses in our consolidated condensed statement of operations.

(8)                                ASSET RETIREMENT OBLIGATION

We recognize the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. A summary of our asset retirement obligations as of September 30, 2008 is as follows (in thousands):

	Asset Retirement
Asset Category	Obligation Liability	Estimated Life
North American oil and gas producing properties	$3,872	0-20 years
North American facilities and other property	1,509	3-27 years
	$5,381

The following table describes all changes to our asset retirement obligation liability during the nine months ended September 30, 2008 (in thousands):

Asset retirement obligation at beginning of year	$5,187
Additions	45
Disposals	(120)
Revisions of estimates	—
Accretion expense	269
Asset retirement obligation at September 30, 2008	$5,381

(9)                                SEGMENT INFORMATION

HKN engages primarily in oil and gas exploration, exploitation, development and production activities in the onshore and offshore Gulf Coast regions of South Texas and Louisiana as well as coalbed methane exploration and development activities in Indiana and Ohio.  Our coalbed methane and oil and gas operations efforts in the United States are managed and evaluated by us as one operation. We operate primarily through traditional ownership of mineral interests in the various states in which we operate. HKN, through our treasury activities, also engages in the active management of investments in energy industry securities traded on domestic and international securities exchanges.  For the three and nine month periods ended September 30, 2007, we did not divide our operations into segments.

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

Our financial information, expressed in thousands, for each of our operating segments for the periods ended September 30, 2008 is as follows:

	For the Three Months Ended September 30, 2008
		Canergy	Canergy
	HKN	Fund	Management	Consolidated

Oil and gas revenues	$5,952	$—	$—	$5,952
Trading losses	(659)	(190)	—	(849)
Interest and other income	514	(11)	—	503
Oil and gas operating expenses	3,478	—	—	3,478
General and administrative expenses	1,152	—	93	1,245
Depreciation, depletion, amortization and accretion	1,190	—	—	1,190
Other losses, net	5	—	—	5
Impairment of investment in Spitfire	2,787	—	—	2,787
Equity in earnings of Spitfire	(97)	—	—	(97)
Income tax expense	264	—	—	264
Minority interest	—	(44)	(18)	(62)
Net Income (loss)	$(2,972)	(157)	(75)	$(3,204)
Capital Expenditures	3,898	—	—	3,898
Total Assets	109,863	1,795	91	111,749

	For the Nine Months Ended September 30, 2008
		Canergy	Canergy
	HKN	Fund	Management	Consolidated

Oil and gas revenues	$19,205	$—	$—	$19,205
Trading losses	(2,078)	(192)	—	(2,270)
Interest and other income	2,033	(10)	—	2,023
Oil and gas operating expenses	8,554	—	—	8,554
General and administrative expenses	3,371	1	119	3,491
Depreciation, depletion, amortization and accretion	3,680	—	—	3,680
Other losses, net	50	—	—	50
Impairment of investment in Spitfire	2,787	—	—	2,787
Equity in earnings of Spitfire	(68)	—	—	(68)
Income tax expense	271	—	—	271
Minority interest	—	(44)	(31)	(75)
Net income (loss)	$515	(159)	(88)	$268
Capital Expenditures	4,932	—	—	4,932
Total Assets	109,863	1,795	91	111,749

(10)                         STOCKHOLDERS’ EQUITY

Treasury Stock – At September 30, 2008 and December 31, 2007, we held approximately 229 thousand and 0 shares, respectively, of treasury stock. During the nine months ended September 30, 2008, we repurchased approximately 401 thousand shares of our common stock in the open market at a cost of approximately $3.8 million pursuant to our repurchase program. During the nine months ended September 30, 2008, we retired approximately 172 thousand treasury shares.

The changes in the number of common and preferred shares and shares held in treasury during the nine months ended September 30, 2008 are as follows:

	Number of Shares
Description	Preferred G1	Preferred G2	Preferred M	Common	Treasury
Balance at December 31, 2007	1,600	1,000	44,000	9,768,261	—
Common shares issued for preferred dividends	—	—	—	166	—
Treasury shares retired	—	—	—	(172,085)	(172,085)
Treasury shares purchased	—	—	—	—	400,759
Balance as of September 30, 2008	1,600	1,000	44,000	9,596,342	228,674

(11)                         EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock. The following table sets forth the computation of basic and diluted income (loss) per share for the three and nine months ended September 30, 2008 and 2007 (in thousands, except per share data):

	For the three months ended September 30, 2008			For the three months ended September 30, 2007
	Net loss attributed to common stock (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount	Net income attributed to common stock (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Basic EPS:
Income (loss)	$(3,276)	9,638	$(0.34)	$923	9,794	$0.09
Effect of dilutive securities
Preferred stock and warrants(A)	$—	—		$—	—
Diluted earnings per share	$(3,276)	9,638	$(0.34)	$923	9,794	$0.09

	For the nine months ended September 30, 2008			For the nine months ended September 30, 2007
	Net income attributed to common stock (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount	Net income attributed to common stock (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Basic EPS:
Income	$33	9,685	$0.00	$2,608	9,803	$0.27
Effect of dilutive securities
Preferred stock and warrants(A)	$—	—		$—	—
Diluted earnings per share	$33	9,685	$0.00	$2,608	9,803	$0.27

(A)	Any of our equity securities which were outstanding in the periods presented were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(12)                         CONTINGENCIES

Exxon Litigation – Exxon Mobil Corporation v. XPLOR Energy SPV-I, Inc. filed in the 17th Judicial District Court for the Parish of LaFourche, State of Louisiana; Case No. 106838.  In July 2007, Exxon Mobil Corporation (“Exxon”) filed a Petition for Damages against XPLOR Energy SPV-I, Inc. (“Xplor”), alleging that Exxon is entitled to $960 thousand in interest related to an after payout working interest retained by Exxon in Xplor’s State Lease 14589 #2 well in the Lake Raccourci field. In August 2007 we filed and served on Exxon our Answer, Affirmative Defenses and Reconventional Demand (the “Answer”). In January 2008, Exxon and Xplor on its behalf and on behalf of the working interest owners reached a settlement with Exxon. The settlement terms included Exxon’s agreement to dismiss the lawsuit and to release all related claims in exchange for a one time lump sum payment of $800 thousand.  Xplor’s pro rata share of the settlement amount was approximately $320 thousand with the remaining working interests contributing their pro rata share of the settlement payment. Upon joint motion for dismissal, the court entered an order dismissing this case in May 2008. All amounts were paid as of September 30, 2008.  The resolution of this matter did not have a material impact on our financial results.

IRS Examination - On August 6, 2008, we received a Revenue Agent’s Report in which the Internal Revenue Service (“IRS”) proposed an adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company recognized gain for ACE purposes on the sale of the Global PLC stock in 2005.  In its proposed adjustment, the IRS alleges that the Company owes approximately $4.4 million in tax, penalties and interest for the year ended December 31, 2005.  In response to the proposed adjustment and corresponding tax assessment, the Company filed a written protest and request for conference on September 5, 2008 to address the proposed adjustment with the Appeals division of the IRS.  On October 29, 2008, we received an acknowledgement of receipt of our written protest and request for conference from the IRS Appeals Office.  Pursuant to the IRS Appeals Office acknowledgement, we anticipate that office to contact us in the near term to address this matter.

FIN 48 prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  Based on the requirements of FIN 48, we have recorded an income tax contingency, including interest and penalties, as of September 30, 2008, of $225 thousand in our consolidated condensed financial statements based, in part, on a preliminary indication of a fair value assessment of the Global Stock as received from a third-party valuation firm.  We intend to vigorously defend the proposed adjustment and strongly believe that the Company has meritorious defenses.

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

BUSINESS OVERVIEW

Our strategy is to enhance value for our stockholders through the development of a well-balanced portfolio of energy-based assets.  Our Gulf Coast oil and gas assets and our coalbed methane prospects provide a large inventory of both high and low-risk projects and high-potential exploration long-term opportunities.  We have engaged in the active management of investments in energy industry securities and futures traded on domestic and international securities exchanges in order to provide us with high-yield returns and additional cash flow.  During 2008, we have focused on:

•                  Deploying assets into energy-based opportunities that will build annual measurable value and/or cash flow,

•                  Optimizing the value of our assets through collective expectations and objectives, and

•                  Monetizing assets that have reached their full potential, that do not have an expectation of near-term value enhancement or that represent a disproportionate concentration of value in one asset.

Effect of Recent Hurricanes in the Gulf of Mexico

During the third quarter 2008, both Hurricane Gustav and Hurricane Ike (the “Hurricanes”) hit the Gulf Coast of Mexico effectively shutting in most oil & gas production in the Texas and Louisiana coastal area.  Production from our operated oil and gas properties (Main Pass 35, Lake Raccourci and Point a la Hache) along with most of our non-operated properties was shut-in during late August and September and certain of our pre-storm production currently remains curtailed.  We are continuing to repair damage to our operations that remain shut-in which include Lake Raccourci and our non-operated properties at Branville Bay.  Restoration of remaining curtailed production is also dependent on resumption of downstream infrastructure and the availability of service and equipment contractors necessary for over-water transportation and repairs.

Our net loss for the third quarter of 2008 reflects both decreased revenue, due to the interruption of production, and non-capitalizable net repair costs related to the Hurricanes both totaling approximately $3.0 million. Total gross direct damage costs to repair and rebuild the damaged properties are estimated at approximately $3.0 million ($2.0 million net of partner’s share) but could be higher as actual repairs and restoration efforts are completed during the remainder of 2008.  In connection with our oil and gas properties, we have property damage insurance, but not business interruption coverage.  We expect our fourth quarter 2008 financial results to reflect the subsequent continued decline in oil and gas commodity pricing and the residual effects of curtailed production from certain of our operated and non-operated properties which remain shut-in after the Hurricanes.

Update on Monetization Efforts of Main Pass 35

In 2008 and consistent with our monetization strategy, we retained Lantana Oil & Gas Partners to market our operated working interest in Main Pass Block 35 in Plaquemines Parish, offshore Louisiana.  While our working interest in the Main Pass 35 field remains a strong cash-flowing oil asset, we believe this asset represents a disproportionate concentration of value for us.  Due to the effects of the Hurricanes in August and early September 2008, the bid process and analysis was significantly affected while production was shut-in and damages were assessed.  Subsequently, in October 2008, repairs were completed on Main Pass 35 and pre-Hurricane production and marketing efforts were resumed. However, as a result of volatile stock market conditions, declines in oil and gas commodity pricing and the general deterioration in market factors, a limited number of offers were received all of which failed to meet the bid criteria. While we have continued our discussions with potential purchasers of our Main Pass 35 field, we do not currently anticipate divestiture of this asset prior to year end.   If we do not consummate a transaction of the sale of our interests in Main Pass 35 during the remainder of 2008, we will continue to optimize and develop this asset and re-evaluate our monetization efforts at a later time.

Adverse Market Conditions

During September and October 2008, unfavorable changes in economic conditions, including decreased oil and gas commodity pricing and a dramatic decline in the U.S. and international stock markets resulted in an adverse effect on our oil and gas revenue along with our investment activities. If oil and gas commodity pricing and economic conditions continue to decline, our revenue is likely to continue to be adversely affected. Challenging economic conditions also have impaired the ability of our third-party investor in Canergy Management Company and Canergy Growth Fund to continue to maintain their investments in these entities.  Subsequently during October 2008, with the dramatic decline in the Canadian stock markets, and in order to avoid future additional significant losses, Canergy Growth Fund divested of all of its common stock holdings in Canadian junior oil and gas companies with the intent to re-enter the market in the near future.  In addition, the third-party investor exercised their right to voluntarily withdraw from the Canergy Fund and Canergy Management, and HKN is currently the sole participant in both the Canergy Fund and Canergy Management.

Also in October 2008, due to the dramatic volatility in the U.S. and international stock markets, we closed our entire open derivative trading portfolio resulting in realized losses of over $3.3 million which will be reflected in our fourth quarter 2008 earnings.  We had maintained an investment portfolio of various holdings, types, and maturities. These investments were subject to general credit, liquidity, and market risks, which may have continued to be exacerbated by unusual events that are currently affecting domestic and global financial markets.

We continue to believe that adverse market conditions may lead to future opportunities in late 2008 and 2009 to reinvest our cash into undervalued Canadian and U.S. oil and gas companies and investments as opportunities arise.

Capital Deployment Update

During 2008, we have continued our efforts to deploy assets into energy-based opportunities that will build annual measurable value and/or cash flow as follows:

•      We deployed capital expenditures of approximately $5 million for oil and gas development drilling including new interests (the RC Roberson #1 and Ruebush #1 wells) in the NW Speaks field in South Texas, two wells and a pipeline in our Creole Field, completion costs on the successful Boquillas #1 well also in South Texas as well as other projects.

•      We continued our deployment of capital of approximately $1 million towards the 2nd five-well pilot project for our coalbed methane Indiana Posey Prospect.

•      We have also repurchased approximately 401 thousand of our common shares in the market for total proceeds of approximately $3.8 million.

Gulf Coast Oil and Gas Properties

Our Texas and Louisiana Gulf Coast oil and gas properties were affected by the Hurricanes in the third quarter 2008, which interrupted both production and certain drilling operations. A significant portion of our oil and gas production was shut in during late August and September and certain of our pre-storm production currently remains curtailed.  During September 30, 2008, our net domestic production rate averaged approximately 530 barrels of oil equivalent (“boe”) per day.

During the third quarter 2008, our results of operations reflect increased oil revenues through the benefit of high oil commodity prices. Our natural gas revenues declined slightly in the third quarter 2008 compared to the prior year period due primarily to normal decline of our gas producing wells along with the effects of shut-in production from the Hurricanes. Substantially all of our production is concentrated in twelve oil and gas fields along the onshore and offshore Texas and Louisiana Gulf Coast.

Our revenues are primarily derived from sales from our oil and gas properties. Approximately 43% of our production comes from our operated properties all located in the United States. These revenues are a function of the oil and gas volumes produced and the prevailing commodity price at the time of production, and certain quality and transportation discounts. The commodity prices for crude oil and natural gas as well as the timing of production volumes have a significant impact on our operating income. During the third quarter 2008, our oil and gas revenues were comprised of approximately 69% oil sales and 31% natural gas production.

The following field data updates the status of our operations through September 30, 2008:

Main Pass, Plaquemines Parish – Louisiana

We have a 90% interest in Main Pass and are the field operator. This field contains a seven-platform facility complex including separation, injection, compression, processing and transportation terminals for oil, water and gas.  The field also contains 67 wellbores (60 oil and 7 injection wells), of which 33 are active, and an eight mile oil transport line with pump/metering facilities. Our Main Pass 35 facility is located approximately six miles offshore in state waters off the Gulf Coast of Louisiana. During 2008, a third-party engineering firm completed evaluation and documentation of additional recompletion targets, a geological and geophysical study and wellbore utilization plan.  We currently have license to 21 square miles of 3D seismic data covering the area held by productive leases. Gross production during the third quarter 2008 averaged approximately 327 boe per day. Following the hurricanes, production from Main Pass 35 was restored in late September 2008 as repairs still continue and are expected to be completed early fourth quarter 2008.

Lapeyrouse Field, Terrebonne Parish – Louisiana

We hold an average non-operated working interest of approximately 18% in the production from nine wells in this field. Gross field production averaged approximately 265 boe per day for the third quarter 2008.  A total of 25 field wide producing days were lost due to storm related problems. Currently, only two wells have been restored to production.  Evaluation efforts are still ongoing with additional diagnostic work planned by the operator to address the field pressure decline and to utilize all available wellbores.

Lake Raccourci Field, Lafourche Parish – Louisiana

We hold an average 40% operated working interest in each of our Lake Raccourci wells. Gross production for this field averaged 201 boe per day for the third quarter 2008. Efforts to secure additional compression and to upgrade gas lift equipment to address production decline in the field were put on hold as Hurricane Gustav hit the platform facilities followed immediately by Hurricane Ike. There was considerable damage to the platform facilities which currently remain shut-in under repair through the end of the third quarter 2008. Completion of hurricane repairs and re-start of the field production is anticipated by mid fourth quarter 2008.

Point-a-la-Hache Field, Plaquemines Parish – Louisiana

We maintain a 25% operated working interest in one producing well in this field. Average gross production for the third quarter 2008 was approximately 34 boe per day, until Hurricane Gustav struck in late August 2008.  Production was shut in for the remainder of the third quarter while repairs to the production facility were carried out, but production was restored in early October 2008.

Creole Field, Terrebonne Parish - Louisiana

We hold an average 15% non-operated working interest in this offshore field. In January 2008, we acquired interest in adjoining acreage and facilities which will ensure the availability of gas lift gas and improved salt water disposal.  Upgrades to surface facilities and flowlines and the drilling of a SWD well were completed in 2008. Gross daily production from the wells (six completions) was approximately 509 boe per day during the third quarter 2008. Two additional wells were spud in the third quarter 2008. Both wells logged multiple stacked pays. Three completions in the two new wells are expected to be put on production in the fourth quarter 2008. Hurricanes Gustav and Ike hampered drilling operations, but the existing wells and facilities sustained only minimal damage. Production was shut in for a total of fifteen days due to the hurricanes.

East Lake Verret, Assumption Parish – Louisiana

We have an average 5% non-operated working interest in this field. Two development wells on this project were successfully completed and placed into production in 2007. Gross daily production from both wells was approximately 862 boe per day during the third quarter 2008.  Hurricane damage was minimal and accounted for only three days of shut-in time.

Point-au-Fer Field, Terrebonne Parish – Louisiana

We own a 12.5% non-operated working interest in this approximate 56 square mile area. Gross production for this field was approximately 77 boe per day for the third quarter 2008. Several prospects have been identified in the area, and we expect to have additional drilling and workover activity in the last part of 2008.

Branville Bay Field, St. Bernard Parish – Louisiana

We own a 12.5% non-operated working interest in two state leases in the Branville Bay area of Chandeleur Sound Block 71. Gross production for this field was approximately 169 boe per day for the third quarter 2008 prior to Hurricane Gustav. The production barge which was located on another lease held by the operator was blown off its location by three miles during the storm. The operator anticipates that production will be restored in late October or early November.

BP 2D Texas Gulf Coast Project, Various Counties -  Texas

The first shallow Yegua well in the project, the Boquillas # 1, was spud in late 2007 and put on gas production during the first quarter 2008. Well performance of the Boquillas #1 has been very encouraging. Gross production from this well was approximately 139 boe per day for the third quarter 2008. Higher than expected location and drilling costs coupled with falling commodity prices has caused a proposed project to fall below our economic criteria necessary for drilling. We have elected not to participate in that prospect at this time. A decision will be reached in the fourth quarter 2008 with respect to continued efforts in this project.

NW Speaks Field, Lavaca County – Texas

We own approximately 2% to 10% in various leases in the NW Speaks area. This year we have participated in two successful Lower Wilcox wells. A third well was spud in late third quarter 2008, and is expected to reach total depth in fourth quarter 2008. At least one other location has been identified which is currently scheduled to spud in early 2009. Current gross production for this field averaged approximately 977 boe per day during the third quarter 2008 from two wells.

Allen Ranch Field, Colorado County – Texas

We own an 11.25% non-operated working interest in this area. Gross production for this field was approximately 105 boe per day during the third quarter of 2008 primarily from the initial well, the Hancock Gas Unit # 1 which is the only well currently producing from the field. After demonstrating significant commercial production in several horizons, the Hancock Gas Unit #2, was damaged in the course of a remedial workover. The operator has temporarily abandoned operations on this well, and may recommend plugging operations at a future date.  Another development location has been identified, and a drilling proposal is expected from the operator in early 2009.

Raymondville Field, Willacy County – Texas

We own a 27% non-operated working interest in this area. Current gross production for this field averaged approximately 875 boe per day during the third quarter 2008. Well work during 2008 netted successful recompletions and was followed by three more successful recompletions in the third quarter 2008.

Lucky Field, Matagorda County - Texas

We own a 7.5% non-operated working interest in this area.  The Dawdy Luck #1 well was completed and started producing during 2007. Current gross production for this field averaged approximately 66 boe per day during the third quarter of 2008.

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

On the Indiana Posey Prospect, we completed Phase I – Core Samples work on the Indiana Prospect which consisted of obtaining and analyzing coal samples. Based on the positive outcome of the coring analysis, we elected into Phase II which consists of exploratory work.  During 2007, all five pilot producing wells were drilled, completed and put on pump-down production for gas desorption via newly installed pumps, lines and facilities. In addition, a produced water disposal well was drilled and completed to service the pilot wells.  Some gas production has begun and is being used throughout the field for fuel gas needs.  The extent of water influx is under evaluation to enhance desorption efforts.  In 2008, chemical treatments to enhance well fluid productivity was begun with fracture stimulation under evaluation as desorption pump-down continues. Also in 2008, a fracture stimulation was performed to increase desorption pumpdown rates. Alternative design stimulations are under evaluation as pumpdown continues as the initial fracture treatments are evaluated.

We elected to proceed with a second pilot well project. A monitor well was drilled, completed and tested for permeability determination in late 2007. During the first three quarters of 2008, five pilot producers and the water disposal well were completed with fracture stimulation continuing and expected to be complete early fourth quarter 2008.  Upon completion of the fracturing program, pumpdown for desorption of the second Posey pilot will begin. Following an evaluation period of these two pilot areas, we will evaluate a Phase III – Development election and funding of a development well program as contemplated by the agreements.

On the Ohio Cumberland Prospect, we have completed Phase I – Core Samples work on the Ohio Prospect which consisted of obtaining and analyzing coal samples. With regard to Phase II, we made an additional $500 thousand prospect acquisition payment and intend to fund a $1.28 million project in late 2008 or early 2009 for the first of two pilot well projects on the Cumberland Prospect.

On the Triangle Prospect Area in Ohio, the Phase I – Core work was successfully completed during 2007 with core samples being desorbed, and analyzed in late 2007. In addition, one of the core holes was permeability tested, and based upon the permeability and saturation trends, in July 2008, we elected not to proceed with Phase II development. As a result of our election and the term of the applicable agreement, our participation in this project was terminated effective July 2008.

With the decline in oil and gas commodity prices, resource plays, such as coalbed methane prospects, can become uneconomical in low price environments. Our discretionary capital expenditures, including costs related to our coalbed methane prospects, may be curtailed at our discretion in the future. Such expenditure curtailments could result in us losing certain prospect acreage or reducing our interest in future development projects.

INVESTMENT ACTIVITIES

During the nine months ended September 30, 2008, through our treasury activities, we engaged in the active management of investments in energy industry and foreign currency securities traded on domestic securities exchanges.  During this period, we held a daily weighted average of approximately $7.7 million outstanding of notional value in a combination of exchange-traded common stock options, commodity futures contracts and foreign currency contracts. At September 30, 2008, we held approximately $8.3 million outstanding of notional value in exchange-traded positions. The fair value of our open derivative positions which are recorded as derivative liabilities on our consolidated condensed balance sheet at September 30, 2008 were as follows (in thousands):

Written common stock put options	$1,517
Written common stock call options	—
Derivative liabilities	$1,517

In October 2008, due to the dramatic volatility in the U.S. and international stock markets, we closed our entire open derivative trading portfolio resulting in net realized losses of over $3.3 million to be recognized in our earnings in the fourth quarter 2008.

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

INVESTMENT IN GLOBAL

At September 30, 2008 and December 31, 2007, respectively, we owned approximately 34% of Global’s ordinary shares. Our investment in Global was equal to the market value of our 11.9 million shares of Global’s common stock as follows:

	September 30, 2008	December 31, 2007

Shares of Global Stock held by HKN	11,893,463	11,893,463
Closing Price of Global Stock	£.99	£0.84
Foreign Currency Exchange Rate	1.7804	1.9843
Market Value of Investments in Global	$20,963,370	$19,824,167

The foreign currency translation adjustment of $2.7 million and the unrealized gain on investment of $3.8 million for these changes in market value between the two periods are recorded to other comprehensive income in stockholders’ equity at September 30, 2008.

Subsequent Event – In October 2008, with the decline in the U.S. and foreign stock markets, Global’s ordinary share price has declined dramatically. At October 31, 2008, the market value of our investment in Global had declined to approximately $12.6 million as follows:

October 31, 2008

Shares of Global Stock held by HKN	11,893,463
Closing Price of Global Stock	£0.65
Foreign Currency Exchange Rate	1.627
Market Value of Investment in Global	$12,577,932

INVESTMENT IN SPITFIRE

At September 30, 2008, we owned 11.1 million common shares of Spitfire and 1.3 million warrants to acquire common shares of Spitfire. Our common share holdings represent approximately 27% of the outstanding Spitfire common shares.  As a result of our 27% ownership of Spitfire’s outstanding common shares, we are deemed to have the ability to exert significant influence over Spitfire’s operating and financial policies. Accordingly, we reflect our investment in Spitfire as an equity method investment.

During the third quarter 2008 and subsequently in October 2008, Spitfire’s common share price declined.  As of September 30, 2008, Spitfire’s share price had declined to Can $0.35 per share.  Based upon the significant deterioration of the U.S. and foreign stock markets, including the Canadian stock market, along with our significant doubt that Spitfire’s management will take needed steps to increase the market value of Spitfire in the near future, we believe our investment has experienced an other-than-temporary decline in fair value, requiring an impairment charge of $2.8 million to write down the carrying value of our investment to its market value as of September 30, 2008.  Further declines in Spitfire’s share price and the Canadian stock markets in the future may require additional impairment of our investment in Spitfire if these declines are deemed to be other-than-temporary.

INVESTMENT IN CANERGY FUND

At September 30, 2008, the Canergy Fund owned investments in the common shares of seven Canadian junior oil and gas companies traded on the Toronto Stock Exchange (TSX).  The fair value of these common shares which were recorded as available for sale investments on our consolidated condensed balance sheet at September 30, 2008 was $678 thousand. We owned approximately 83% of the Canergy Fund at September 30, 2008.

Subsequent Event – During October 2008, with the dramatic decline in the U.S. and foreign stock markets, and in order to avoid future additional significant losses, Canergy Fund divested of all of its common stock holdings in Canadian junior oil and gas companies for total cumulative realized losses of approximately $1.0 million resulting in the Canergy Growth Fund Total Return Ratio as of October 2008 of approximately (40%).  In addition, the third-party investor exercised their right to voluntarily withdraw from the Canergy Fund and Canergy Management, and HKN is currently the sole participant in both the Canergy Fund and Canergy Management.

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

Equity Method Investments – For investments in which we have the ability to exercise significant influence but do not control, we follow the equity method of accounting.  Initial investments are recorded at cost and adjusted by the proportionate share of the investee’s earnings and capital transactions.  Our share of investee earnings are recorded to our income statement and our share of their capital transactions are recorded in our shareholders’ equity.  We evaluate these investments for other-than-temporary declines in value each quarter; any impairment found is recognized through earnings.

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

Fair Value of Derivatives - Fair values of our exchange-traded derivatives are generally determined from quoted market prices. We currently do not hold any over the counter derivatives that would be valued using valuation models. The end of day price quotations obtained from the third-party broker / dealer portfolio appraisal statement are used as the primary evidence for the fair value of these financial instruments. Our Spitfire warrants are not exchange-traded derivatives. Management estimates the fair value of the Spitfire warrants using the Black Scholes Valuation model. The estimated fair value of the Spitfire warrants was $62 thousand at September 30, 2008 and was recorded in other assets on our consolidated condensed balance sheet. The Spitfire warrants are the only fair-value instruments classified as Level 3 under Statement of Financial Accounting No. 157, “Fair Value Measurements” (“SFAS 157”). We do not consider the fair value of these Spitfire warrants to be material to our financial statements as of September 30, 2008. Also, we do not consider the unrealized loss of $49 thousand associated with the change in the value of these Spitfire warrants during the nine months ended September 30, 2008 to be material to our financial statements.

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

Our investments in the Canergy Fund and Canergy Management are variable interests, as defined in FIN 46R.  We have determined that the investments in the Canergy Fund and in Canergy Management meet the requirements of FIN 46R, and we are the primary beneficiary, as defined. Therefore, we have consolidated the assets, liabilities and results of operations of the Canergy Fund and Canergy Management as of September 30, 2008 and for the period from May 14, 2008, the formation date, through September 30, 2008.

As of September 30, 2008, we owned less than a majority of the common shares of Global and did not possess the legal power to direct the operating policies and procedures of Global through our direct ownership, combined with the ownership by Lyford Investments Enterprises Ltd. (“Lyford”) in Global shares. In addition, we have concluded that Global was not a VIE at September 30, 2008 as contemplated by FIN 46(R).

Income Taxes – We account for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We measure and record income tax contingency accruals in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).

We recognize liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis or when new information becomes available to management. These reevaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the tax accrual.

We classify interest related to income tax liabilities as income tax expense, and if applicable, penalties are recognized as a component of income tax expense. The income tax liabilities and accrued interest and penalties that are anticipated to be due within one year of the balance sheet date are presented as current liabilities in our condensed consolidated balance sheets.

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

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’”. We are currently evaluating the potential impact, if any, of the adoption of SFAS 162 on our consolidated financial statements.

RESULTS OF OPERATIONS

For the purposes of discussion and analysis, we are presenting a summary of our consolidated condensed results of operations followed by more detailed discussion and analysis of our operating results.  The primary components of our net income for the three and nine months ended September 30, 2008 and 2007, were as follows (in thousands, except per-share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	% Change		2008	2007	% Change
Oil and gas operating profit (1)	$2,474	$2,933	(16%)		$10,651	$8,623	24%
Gas sales revenues	$1,839	$1,552	18%		$5,967	$6,150	(3%)
Gas production (mcf)	170,520	227,351	(25%)		551,672	775,867	(29%)
Gas price per mcf	$10.78	$6.83	58%		$10.82	$7.93	36%
Oil sales revenues	$4,113	$3,459	19%		$13,238	$8,731	52%
Oil production (bbls)	34,186	44,345	(23%)		115,634	129,726	(11%)
Oil price per bbl	$120.31	$78.00	54%		$114.48	$67.30	70%
Trading revenues (losses)	$(849)	$210	(504%)		$(2,270)	$540	(520%)
Other revenues, net	$503	$803	(37%)		$2,023	$2,594	(22%)
General and administrative expenses, net	$1,245	$1,372	(9%)		$3,491	$3,682	(5%)
Depreciation, depletion, amortization and accretion	$1,190	$1,489	(20%)		$3,680	$4,803	(23%)
Minority interest	$(62)	$—	100%		$(75)	$—	100%
Other losses	$5	$109	(95%)		$50	$413	(88%)
Equity in earnings of Spitfire	$(97)	$1	(9800%)		$(68)	$43	(258%)
Impairment of investment in Spitfire	2,787	—	100%		2,787	—	100%
Income tax expense	$264	$3	8700%		$271	$46	489%
Net income (loss)	$(3,204)	$972	(430%	)	$268	$2,770	(90%)
Net income (loss) attributed to common stock	$(3,276)	$923	(455%	)	$33	$2,608	(99%)
Net income (loss) per common share:
Basic	$(0.34)	$0.09	(461%)		$0.00	$0.27	(99%)
Diluted	$(0.34)	$0.09	(461%)		$0.00	$0.27	(99%)

(1)     Oil and gas operating profit is calculated as oil and gas revenues less oil and gas operating expenses

The following is our discussion and analysis of significant components of our operations which have affected our operating results and balance sheet during the periods included in the accompanying consolidated condensed financial statements.

Oil and Gas Revenues and Oil and Gas Expenses for the Quarterly Periods Ended September 30, 2008 Compared to September 30, 2007

During the third quarter 2008, two hurricanes hit the Gulf Coast of Mexico effectively shutting in most of the oil & gas production in the Texas and Louisiana coastal area.  Our oil and gas revenues are generated from operations in onshore and offshore areas of the Texas and Louisiana Gulf Coast.  Production from our operated oil and gas properties (Main Pass 35, Lake Raccourci and Point a la Hache) along with most of our non-operated properties was shut-in during late August and September.  The estimated effect of the loss of net oil and gas revenue during the third quarter 2008 was approximately $2.0 million.  Despite the loss of production during the third quarter 2008, our oil and gas revenues increased from $5.0 million in the prior year period to $6.0 million for the current quarter due to increased oil and gas commodity pricing.

Our natural gas revenues increased from $1.6 million in third quarter 2007 to $1.8 million for the third quarter 2008. The prices realized for natural gas sales increased 58%, averaging $10.78 per mcf in third quarter

2008 compared to $6.83 per mcf during third quarter 2007. The effects of the Hurricanes during August and September 2008 contributed to a 25% decrease in our natural gas sales volumes from 227,351mcf in third quarter 2007 to 170,520mcf in the third quarter 2008.  We expect our fourth quarter 2008 financial results to reflect the residual effects of Lake Raccourci’s continuing effect of shut-in natural gas production from the Hurricanes.

Our oil revenues increased to approximately $4.1 million during third quarter 2008 from approximately $3.5 million during third quarter 2007. We realized a 54% increase in oil prices received, increasing from an average of $78.00 per barrel in third quarter 2007 to $120.31 per barrel in the current quarter.  Overall oil production decreased 23% in third quarter 2008 as compared to the prior year period due primarily to the effects of the Hurricanes.

Our oil and gas operating expense increased 67%, increasing from approximately $2.1 million during third quarter 2007 to $3.5 million during third quarter 2008 due primarily to $1.0 million of accrued repair damages associated with the Hurricanes.

Trading Revenues, net

As a result of our trading activities of investments in energy industry securities we recognized the following trading revenues (losses), net, during the third quarters of 2008 and 2007 (in thousands):

	Three Months ended September 30,
	2008	2007

Unrealized gain on written call positions	$139	$—
Unrealized gain (loss) on written put positions	(879)	120
Unrealized gain on foreign currency	190	—
Realized gain on written put positions	21	90
Realized gain on foreign currency	134	—
Realized loss on common stock	(522)	—
Realized gain on written calls positions	68	—
Total trading income (loss)	$(849)	$210

In October 2008, due to the dramatic volatility in the U.S. and international stock markets, we closed our entire open derivative trading portfolio resulting in net realized losses of approximately $3.3 million to be recognized in our earnings in the fourth quarter 2008.

Interest and Other Income, net

Fees, interest and other income decreased from $803 thousand during third quarter 2007 to $503 thousand during third quarter 2008, primarily due to lower interest income rates during the current year period along with a gain from an impairment recovery recognized during 2007.

General and Administrative Expense

General and administrative expenses decreased 9% from $1.4 million for the third quarter 2007 to $1.2 million for the second quarter 2008 primarily due to overall lower salary and personnel costs.

Depreciation, Depletion, Amortization and Accretion Expense

Depreciation, depletion, amortization and accretion (DD&A) expense decreased 20% during third quarter 2008 when compared to prior year period due to lower depletion rates for our oil and gas properties primarily as a result of overall lower oil and gas production volumes. In addition, the quarterly depletion rate per boe on our properties decreased from $16.32 in third quarter 2007 to $15.96 in third quarter 2008.

Impairment of Investment in Spitfire

In September 2008, we recognized a $2.8 million impairment of our investment in Spitfire based on the other-than-temporary decline in the fair value of Spitfire’s common shares. No such impairment was recognized in the prior year period.

Other Losses

Other losses decreased 95% during third quarter 2008 compared to third quarter 2007 due primarily to a significant decrease in the fair value of our Spitfire warrants recognized during the prior year period as compared to the current period.

Income Tax Expense

Included in income tax expense for the three months ended September 30, 2008, is an income tax contingency of $225 thousand in our consolidated condensed financial statements as of September 30, 2008, related to a proposed adjustment to the Company’s federal tax liability for the calendar year 2005.  See Note 12 – Contingencies from Item 1 of the Consolidated Condensed Financial Statements for further discussion.

Oil and Gas Revenues and Oil and Gas Expenses for the Nine Month Period Ended September 30, 2008 Compared to September 30, 2007

During the first nine months of 2008, our oil and gas revenues increased 29% to approximately $19.2 million compared to $14.9 million for the first nine months of 2007 due to the increase in oil and gas commodity prices partially offset by the decrease in our crude oil and natural gas sales volumes primarily from the effect of the Hurricanes during August and September 2008.

Our natural gas revenues decreased 3% to approximately $6.0 million during the first nine months of 2008 as compared to $6.2 million during the same period in 2007. The prices realized for natural gas sales increased from $7.93 per mcf in the prior year period to $10.82 per mcf during the first nine months of 2008. Our gas production fell by approximately 29% when compared to the first nine months of the prior year.  The decrease in our sales volume can be attributed primarily to a decline in natural gas production from the Lake Raccourci field along with the shut-in effects of the Hurricanes.

Our oil revenues increased 52% to approximately $13.2 million during the 2008 period, up from approximately $8.7 million during the same period in 2007. Our Creole and East Lake Verret fields have all experienced an increase in oil production during the 2008 period when compared to the same period of 2007; these increases were slightly mitigated by normal decline on our remaining fields along with the shut-in effects of the Hurricanes.  We realized an increase in oil prices received of 70%, with prices averaging $114.48 per barrel in the first nine months of 2008 compared to $67.30 per barrel in the same period of 2007.

Our oil and gas operating expenses increased 37% to approximately $8.6 million during the nine months ended September 30, 2008 up from $6.3 million during the same period of 2007.  The per-unit operating expense rates increased from $24.18 per boe in the 2007 period to $41.22 boe in the 2008 period primarily due to the net repair damages of $1.0 million for the Hurricanes along with demand-driven price increases for oilfield services and equipment associated with increased oilfield activity (particularly in offshore Louisiana).

Trade Revenues, net

As a result of our trading activities of investments in energy industry securities we recognized the following trading revenues (losses), net, during the nine months ended September 30, 2008 and 2007 (in thousands):

	Nine Months ended September 30,
	2008	2007

Unrealized loss on written call positions	$—	$(50)
Unrealized gain (loss) on written put positions	(995)	120
Unrealized gain on written commodity calls	37	—
Unrealized gain (loss) on commodity puts	18	(42)
Realized gain on written put positions	256	672
Realized loss on crude futures	(1,229)	—
Realized gain on foreign currency	114	—
Realized loss on purchased commodity puts	(16)	(85)
Realized loss on common stock	(523)	(91)
Realized gain on written calls positions	68	16
Total trading income (loss)	$(2,270)	$540

Fees, Interest and Other Income, net

Fees, interest and other income decreased from $2.6 million during the 2007 period to $2.0 million during the 2008 period, primarily due to lower interest income rates during the 2008 period.

General and Administrative Expense

General and administrative expenses decreased 5% to $3.5 million during the first nine months of 2008 as compared to $3.7 million in the first nine months of 2007 due primarily to overall lower salary and personnel expenses.

Depreciation, Depletion, Amortization and Accretion Expense

DD&A expense decreased during the 2008 period as compared to the 2007 period due to decreased depletion rates for our oil and gas properties as a result of increased reserve volumes in 2007 and 2008.  Depletion on oil and gas properties is calculated on a unit of production basis in accordance with the full cost method of accounting for oil and gas properties.  In the first nine months of 2008, our average DD&A rate decreased 8% to $15.36 per boe as compared to $16.68 per boe in first nine months of 2007.

Impairment of Investment in Spitfire

In September 2008, we recognized a $2.8 million impairment of our investment in Spitfire based on the other-than-temporary decline in the fair value of Spitfire’s common shares. No such impairment was recognized in the prior year period.

Other Losses

Other losses decreased to $50 thousand in the first nine months of 2008 compared to $413 thousand during the first nine months of 2007 primarily due to the decline in the estimated fair value of the 1.3 million warrants we hold to acquire common shares of Spitfire during the 2007 period.

Income Tax Expense

Included in income tax expense for the nine months ended September 30, 2008, is an income tax contingency of $225 thousand in our consolidated condensed financial statements as of September 30, 2008, related to a proposed adjustment to the Company’s federal tax liability for the calendar year 2005.  See Note 12 – Contingencies from Item 1 of the Consolidated Condensed Financial Statements for further discussion.

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

(Thousands of dollars)	September 30, 2008	December 31, 2007
Current ratio	3.16 to 1	5.48 to 1
Working capital (1)	$20,480	$24,533
Total debt	$—	$—
Total cash less debt	$23,198	$25,581
Stockholders’ equity	$96,365	$99,766
Total liabilities to equity	0.16 to 1	0.11 to 1

(1) Working capital is the difference between current assets and current liabilities.

The decreases in our current ratio and our working capital as of September 30, 2008 as compared to December 31, 2007 are primarily due to the repair and restoration costs for our operated and non-operated oil and gas properties damaged by Hurricanes Gustav and Ike during the third quarter 2008.  Total gross direct damage costs to repair and rebuild the damaged properties are estimated at approximately $3.0 million ($2.0 million net of partner’s share) which are recorded as current accrued liabilities on our consolidated condensed balance sheet at September 30, 2008.

Capital Structure

At September 30, 2008, if our remaining convertible preferred stock and common stock purchase warrants were exercised and/or converted, we would be required to issue the following amounts of our common stock:

Instrument	Conversion / Exercise Price (a)	Shares of Common Stock Issuable at September 30, 2008
Series M Preferred	$13.22	332,829
Series G1 Preferred	$280.00	571
Series G2 Preferred	$67.20	1,488
Common Stock Potentially Issued Upon Conversion / Exercise		334,888

(a) Certain conversion and exercise prices are subject to adjustment under certain circumstances

Significant Ownership of our Stock

As of September 30, 2008, Lyford beneficially owned approximately 32% of the combined voting power of our common stock.  Lyford is in a position to exercise significant influence over the election of our board of directors and other matters.

Cash Flows

Net cash flow provided by operating activities during the nine months ended September 30, 2008 was $7.4 million as compared to $8.6 million in the prior year period. The prior year period benefited from a $5.0 million increase in cash flow from operations from the liquidation of short-term marketable securities. Our cash and temporary investments at September 30, 2008 totaled approximately $23 million.

Net cash used in financing activities during the nine months ended September 30, 2008 totaled approximately $3.5 million due to treasury repurchases of our common stock for $3.8 million and payments of $173 thousand for preferred stock dividends offset by capital contributions of $500 thousand into Canergy Fund and Canergy Management. Net cash used in investing activities during the period in 2008 totaled approximately $6.3 million and was comprised of approximately $5.3 million in capital expenditures and other costs, $1.6 million in purchases of common stock investments, partially offset by approximately $768 thousand received from proceeds from the sales of certain common stock investments and corporate real estate property.

Obligations and Commitments

Oil, Natural Gas and Coalbed Methane Commitments – During the nine months ended September 30, 2008, we expended approximately $5.0 million of capital expenditures and workovers in the United States. The majority of these capital expenditures were associated with development drilling in the Creole and N.W. Speaks fields in south Texas, as well as the development of our coalbed methane Indiana Posey Prospect. Our remaining expected capital expenditures for 2008 will be focused primarily on repairing and restoring our properties in the onshore and offshore Gulf Coast regions of Texas and Louisiana damaged in the Hurricanes. We expect to fund these capital expenditures with available cash on hand and through projected cash flow from operations. Possible continued weakening commodity prices, a decline in drilling success or substantial delays in bringing on production shut-in from the hurricanes could cause reduced projected expenditures for 2009.  However, our future capital expenditures for 2009 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in us losing certain prospect acreage or reducing our interest in future development projects.

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

We recognize the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. At September 30, 2008, our asset retirement obligation liability totaled approximately $5.4 million.

From time to time, we provide for reserves related to contingencies when a loss is probable and the amount is reasonably estimable.

In addition to the above commitments, during 2008 and afterward, government authorities under our Louisiana state leases and other North American operators may also request us to participate in the cost of drilling additional exploratory and development wells. We may fund these future expenditures at our discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on factors out of our control, such as the timing of the request, the depth of the wells and the location of the property. Our discretionary capital expenditures for 2008 will be curtailed if we do not have sufficient funds available.  If we do not have sufficient funds or otherwise choose not to participate, we may experience a delay of future cash flows from proved undeveloped oil and gas reserves. Such expenditure curtailments could also result in us losing certain prospect acreage or reducing our interest in future development projects. As of September 30, 2008, we had no material purchase obligations.

Also, we have written put options which may expose us to future obligations. Please see Item 3 for a discussion of these potential obligations.

Off-Balance Sheet Arrangements — As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2008, we were not involved in any unconsolidated SPE transactions. We have no off-balance sheet arrangements.

Treasury Stock — Our Board has authorized the repurchase of 1.2 million shares of common stock.   As of September 30, 2008, we have purchased approximately 856 thousand shares under this repurchase program, and approximately 344 thousand shares remain available for repurchase.

Adequacy of Capital Sources and Liquidity

We believe that we have the ability to provide for our remaining 2008 operational needs, our planned capital expenditures and possible investments for 2009 through projected operating cash flow, cash on hand, and our ability to raise capital. Our operating cash flow would be adversely affected by continued declines in oil and natural gas prices, which can be volatile.  Should projected operating cash flow decline, we may reduce our future capital expenditures program and possible investments and/or consider the issuance of debt, equity and convertible debt instruments, if needed, for utilization for the capital expenditure program or possible energy-based investment opportunities.

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

Commodity Price Risk - Commodity derivatives are used to mitigate the price risk inherent in our oil and gas operations. During 2008, we have purchased combinations of put and call options to protect against significant decreases in commodity prices and will continue to consider various arrangements to realize commodity prices that we consider favorable. We have not designated these instruments as hedges under SFAS 133.  We had no open commodity positions at September 30, 2008.

Equity Price Risk - Other derivative instruments are used for trading purposes to capitalize on volatility and to increase the return or minimize the risk of our trading portfolio. These financial instruments are entered into through a registered broker and are traded on domestic exchanges.  The following table summarizes our total potential obligations under our written derivative contracts as of September 30, 2008 (in thousands):

	Contractual Expiration		Total Notional/ Maximum Amount	Fair Value
	2008	2009
Written put options	$7,775	$1,075	$8,850	$1,517

We believe that the fair value of these contracts is a more relevant measure of the obligations because we believe the notional amount overstates the expected payout.

Foreign Currency Exchange Rate Risk – Our investment in Global is subject to foreign currency exchange rate risk as our ownership of Global’s ordinary shares are denominated in British sterling pounds. Also, our investments in Spitfire and the Canergy Fund are subject to foreign currency exchange rate risk as our ownership of Spitfire’s ordinary shares and the common stock investments of the Canergy Fund are denominated in Canadian dollars.  Any substantial fluctuation in these exchange rates as compared to the United States dollar could have a material effect on our balance sheet.  During 2008, we entered into foreign currency derivative contracts (British pound sterling). These financial instruments were entered into through a registered broker, and the fair value of these foreign currency derivatives were based on pricing provided by our counter parties. We did not designate these instruments as hedges under SFAS 133. We had no open foreign currency contracts at September 30, 2008.

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

Changes in Internal Control over Financial Reporting

The Canergy Management Company LLC and the Canergy Growth Fund LLC, both consolidated into our financial statements during the period ended September 30, 2008, are subject to the same internal control over financial reporting as our other investing activities. There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           The following table provides information about purchases by us during the three months ended September 30, 2008, of our Common Stock.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 through July 31, 2008	—	—	—	652,321
August 1, 2008 through August 31, 2008	4,506	$9.11	4,506	647,815
September 1, 2008 through September 30, 2008	304,168	$9.77	304,168	343,647
Total	308,674	$9.76	308,674	343,647

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit

3.1	Restated Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.1 to Harken’s Form 10-K dated February 28, 2006, File No. 1-10262, and incorporated herein by reference).

3.2

Certificate of Amendment to Restated Certificate of Incorporation of Harken Energy Corporation dated June 4, 2007 (filed as Exhibit 3.2 to HKN’s Form 10-Q dated August 7, 2007, File No. 1-10262, and incorporated by reference herein).

3.3

Certificate of Amendment to Restated Certificate of Incorporation of HKN, Inc. dated June 24, 2008 and effective June 26, 2008. (filed as Exhibit 3.2 to HKN’s Form 10-Q dated August 7, 2008, File No. 001-10262, and incorporated by reference herein).

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

10.1	Form of Executive Retention Agreement (filed as Exhibit 10.1 to HKN’s Current Report on Form 8-K dated July 2, 2008, File No. 001-10262, and incorporated by reference herein).

*31.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (“S.O. Act”)

*31.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 302 of the S.O. Act

*32.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*32.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

* Filed herewith

HKN, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HKN, Inc.
(Registrant)

Date: November 4, 2008	By:	/s/ Anna M. Williams
Senior Vice President and
Chief Financial Officer