Form 10-K
period 2008-12-31
HKN, Inc.
filed 2009-02-19
CIK 313478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________
Commission file number 1-10262

HKN, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-2841597
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

180 State Street, Suite 200	76092
Southlake, Texas	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (817)424-2424
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, Par Value $0.01 Per Share	NYSE ALTERNEXT US

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No.

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

The aggregate market value of the voting Common Stock, par value $0.01 per share, held by non affiliates of the Registrant as of June 30, 2008 was approximately $111 million. For purposes of the determination of the above stated amount only, all directors, executive officers and 5% or more stockholders of the Registrant are presumed to be affiliates.

The number of shares of Common Stock, par value $0.01 per share, outstanding as of February 1, 2009 was 9,261,384.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of this fiscal year covered by this report, are incorporated by reference in Part III of this report.

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

PART I

ITEM 1. BUSINESS

Overview

Our strategy is focused on enhancing value for our stockholders through the development of a well-balanced portfolio of energy-based assets. Our Gulf Coast oil and gas assets and our coalbed methane prospects provide an inventory of both high and low-risk projects and long-term opportunities.  We have engaged in the active management of investments in energy industry securities and futures traded on domestic and international securities exchanges for the potential for high-yield returns and additional cash flow.  During 2008, we targeted:

•	Deploying assets into energy-based opportunities to build annual measurable value and/or cash flow,

•	Optimizing the value of our assets and

•	Monetizing assets that have reached their full potential, that do not have an expectation of near-term value enhancement or that represent a disproportionate concentration of value in one asset.

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

Oil and Gas Development and Production Operations

During the three years ended December 31, 2008, we drilled or participated in the drilling of 18 oil and gas wells in North America, completing 13 of the wells drilled. During 2008, we drilled or participated in the drilling of 4 exploratory and development wells and successfully completed 3 of those wells. As of December 31, 2008, we operate or own a non-operating working interest in 66 oil wells, 68 gas wells and 12 injection wells in the Gulf Coast area of the United States.  All of our proved oil and gas reserves are concentrated in the Gulf Coast region of Louisiana and Texas.

Prospect Acreage - In addition to the producing property interests discussed above, we own, through certain wholly-owned subsidiaries, interests in a variety of domestic prospect acreage in the Creole, East Lake Verret and Lapeyrouse fields of Cameron, Assumption and Terrebonne Parishes, respectively, in Louisiana.

See Note 16 – “Other Information” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for financial information about our oil and gas interests.

Adverse Conditions

During late 2008, unfavorable changes in conditions, including Gulf Coast hurricane activity, decreased oil and gas commodity pricing and a dramatic decline in the U.S. and international stock markets, resulted in an adverse effect on our oil and gas revenue along with our investment activities. If oil and gas commodity pricing and economic conditions continue to decline, our revenue will continue to be adversely affected.

Also in late 2008, due to the dramatic volatility in the U.S. and international stock markets, we closed our entire open derivative trading portfolio resulting in realized net trading losses. We had maintained an investment portfolio of various holdings, types, and maturities. These investments were subject to general credit, liquidity, and market risks, which may have continued to be exacerbated by unusual events that are currently affecting domestic and global financial markets.

 We continue to believe that adverse market conditions may lead to future opportunities in 2009 to reinvest our cash into undervalued Canadian and U.S. oil and gas companies and investments as opportunities arise.

Oil and Gas Customers

During 2008, three domestic customers, Shell, Louis Dreyfus and Sequent, purchased approximately 56% of our consolidated oil and gas sales. During 2007, three domestic customers, Shell, Chevron and Noble, purchased approximately 60% of our consolidated oil and gas sales.  During 2006, two domestic customers, Shell and Chevron, purchased approximately 35% of our consolidated oil and gas sales.

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

Oil and Gas Properties and Locations

Production and Revenues – See also Note 18 – “Oil and Gas Disclosures” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for certain information about our proved oil and gas reserves.  A summary of our ownership in our most significant producing properties at December 31, 2008 is as follows:

	Average Working Interest	Average Revenue Interest
Lake Raccourci	40%	28%
Lapeyrouse	14%	9%
Raymondville	27%	19%
Main Pass Block 35	90%	72%
Creole	15%	11%

The following table shows, for the periods indicated, operating information attributable to our oil and gas interests:

	Year Ended December 31,
	2004	2005	2006	2007	2008
Production:
Natural Gas (Mcf)	1,739,000	1,266,000	1,712,000	986,000	703,000
Oil (Bbls)	181,000	135,000	167,000	172,000	149,000
Revenues:
Natural Gas	$10,745,000	$10,768,000	$12,381,000	$7,881,000	$6,913,000
Oil	7,270,000	7,086,000	10,769,000	12,538,000	15,293,000
Total	$18,015,000	$17,854,000	$23,150,000	$20,419,000	$22,206,000

Unit Prices:
Natural Gas (per Mcf)	$6.18	$8.51	$7.23	$7.99	$9.83
Oil (per Bbl)	$40.06	$52.62	$64.30	$72.95	$102.35
Production costs per equivalent Mcfe	$1.90	$3.05	$3.58	$4.29	$6.75
Amortization per equivalent Mcfe	$2.38	$2.78	$3.26	$2.72	$2.87

Acreage and Wells -- At December 31, 2008, we owned interests in the following oil and gas wells and acreage.

	Gross Wells		Net Wells		Developed Acreage		Undeveloped Acreage
State	Oil	Gas	Oil	Gas	Gross	Net	Gross	Net
Texas	-	31	-	10.26	1,309	241	3,253	342
Louisiana	64	35	54.07	7.09	7,293	2,204	7,610	2,177
Other	-	13	-	8.45	-	-	1,862	1,210
Total	64	79	54.07	25.80	8,602	2,445	12,725	3,729

Drilling Activity - A well is considered “drilled” when it is completed. A productive well is completed when permanent equipment is installed for the production of oil or gas.  A dry hole is completed when it has been plugged as required and its abandonment is reported to the appropriate government agency. The following tables summarize certain information concerning our drilling activity:

	Number of Gross Wells Drilled
	Exploratory		Developmental		Total
	Productive	Drilled	Productive	Drilled	Productive	Drilled
2006	2	5	4	4	6	9
2007	2	3	2	2	4	5
2008	2	2	1	2	3	4
Total	6	10	7	8	13	18

	Number of Net Wells Drilled
	Exploratory		Developmental		Total
	Productive	Drilled	Productive	Drilled	Productive	Drilled
2006	0.20	0.52	0.76	0.76	0.96	1.28
2007	0.33	0.44	0.30	0.30	0.63	0.74
2008	0.35	0.35	0.02	0.04	0.37	0.39
Total	0.88	1.31	1.08	1.10	1.96	2.41

Coalbed Methane Prospects – Indiana and Ohio

At December 31, 2008, we currently hold two coalbed methane exploration and development agreements in Indiana and Ohio. These prospects each provide for an area of mutual interest of approximately 400,000 acres. The agreements provide for a phased delineation, pilot and development program with corresponding staged expenditures. Contracted third parties with a long track record in successful coalbed methane development provide expert advice for these projects.  With the decline in oil and gas commodity prices, resource plays, such as coalbed methane prospects, can become uneconomical in low price environments. Our discretionary capital expenditures, including costs related to our coalbed methane prospects, may be curtailed at our discretion in the future. Such expenditure curtailments could result in us losing certain prospect acreage or reducing our interest in future development projects.

Energy-Based Trading Investments

During 2008, through our treasury activities, we engaged in the active management of investments in energy industry and foreign currency securities traded on domestic securities exchanges.  During the year, we held a daily weighted average of approximately $7.0 million outstanding of notional value in a combination of exchange-traded common stock options, commodity futures contracts and foreign currency contracts.  In October 2008, due to the dramatic volatility in the U.S. and international stock markets, we terminated all our common stock and common stock derivative contracts used for trading purposes; therefore we had no total potential obligations or exposure associated with such instruments as of December 31, 2008.

As a result of our trading activities in 2008, we realized net trading losses of $5.1 million on the closed positions on our trading contracts. Based on the current market volatility, we do not intend to participate in the trading of energy-based investments in 2009.  See “Note 2 - Investments” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for financial information regarding our trading activities.

International Energy Investment – Global Energy Development PLC

At December 31, 2008, we held an investment in Global Energy Development PLC (“Global”) through our ownership of approximately 34% of Global’s ordinary shares. We account for our ownership of Global shares as a cost method investment. Global is a petroleum exploration and production company focused on Latin America. Global’s shares are traded on the AIM, a market operated by the London Stock Exchange.  See “Note 2 - Investments” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further information. Additional information regarding Global’s operations may be found on their website, www.globalenergydevelopmentplc.com.

Canadian Energy Investment – Spitfire Energy, Ltd.

At December 31, 2008 and 2007, we held an investment in Spitfire through the ownership of approximately 27% and 25%, respectively, of Spitfire’s currently outstanding common shares. Spitfire is an independent public company (TSX-V; SEL) actively engaged in the exploration, development and production of crude oil, natural gas and natural gas liquids in Western Canada.  At December 31, 2008, we owned 11.1 million common shares of Spitfire Energy, Ltd. (“Spitfire”) and 1.3 million warrants to acquire common shares of Spitfire. Our common share holdings represent approximately 27% of the outstanding Spitfire common shares.  As a result of our 27% ownership of Spitfire’s outstanding common shares, we are deemed to have the ability to exert significant influence over Spitfire’s operating and financial policies. Accordingly, we reflect our investment in Spitfire as an equity method investment.

Investment in Canadian Energy Fund – Canergy Growth Fund

In May 2008, we created the Canergy Growth Fund to invest in a segment of the global energy industry, the Canadian junior oil and gas market.  During 2008, capital contributions into the Canergy Growth Fund totaled $2.4 million (HKN investment of $2 million, representing 83% of the capital contributed, and one third-party investment of $400 thousand, representing 17% of the capital contributed).  In 2008, Canergy Growth Fund owned investments in the common shares of Canadian junior oil and gas companies traded on the Toronto Stock Exchange (TSX).

During late 2008, with the dramatic decline in the U.S. and foreign stock markets, and in order to avoid future additional significant losses, Canergy Growth Fund divested of all of its common stock holdings in Canadian junior oil and gas companies for total cumulative realized losses of approximately $1.0 million resulting in the Canergy Growth Fund Total Return Ratio as of December 2008 of approximately (40%).  In addition, the third-party investor exercised their right to voluntarily withdraw from Canergy Growth Fund, and HKN is currently the sole participant in both the Canergy Growth Fund and Canergy Management.  At December 31, 2008, Canergy Growth Fund holds no open positions in common stocks.

Employees

At December 31, 2008, we had 15 employees. We have experienced no work stoppages or strikes as a result of labor disputes and consider relations with our employees to be satisfactory. We maintain group medical, dental, surgical and hospital insurance plans for our employees.

ITEM 1A.  RISK FACTORS

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the SEC, news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by our representatives. These risks and uncertainties include, but are not limited to, the risks described below. Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. We do not take obligation to update forward-looking statements.

Risks associated with our crude oil and natural gas operations:

Oil and gas price fluctuations in the market may adversely affect the results of our operations.

Our profitability, cash flows and the carrying value of our oil and natural gas properties are highly dependent upon the market prices of oil and natural gas. Substantially all of our sales of oil and natural gas are made in the spot market, or pursuant to contracts based on spot market prices, and not pursuant to long-term, fixed-price contracts.  Accordingly, the prices received for our oil and natural gas production are dependent upon numerous factors beyond our control. These factors include the level of consumer product demand, governmental regulations and taxes, the price and availability of alternative fuels, the level of foreign imports of oil and natural gas and the overall economic environment.  Historically, the oil and natural gas markets have proven cyclical and volatile as a result of factors that are beyond our control.  The prices of oil and natural gas were highly volatile in 2008 and declined dramatically late in the year. Any additional declines in oil and natural gas prices or any other unfavorable market conditions could have a material adverse effect on our financial condition and on the carrying value of our proved reserves.    Recently, the price of oil and natural gas has been volatile.  For example, during 2008, based on NYMEX pricing, the price for a barrel (bbl) of oil ranged from a high of $145.29 to a low of $39.91 and the price for a Mmbtu of gas ranged from a high of $13.58 to a low of $5.29.

Our future success depends on our ability to find, develop and produce oil and gas reserves.

As is generally the case, our producing properties in the Gulf of Mexico and the onshore Gulf Coast often have high initial production rates, followed by steep declines. To maintain production levels, we must locate and develop or acquire new oil and gas reserves to replace those depleted by production. Without successful exploration or acquisition activities, our reserves, production and revenues will decline rapidly. We may be unable to find, develop or produce additional reserves at an acceptable cost. In addition, substantial capital is required to replace and grow reserves. If continued lower oil and gas prices or operating constraints or production difficulties result in our cash flow from operations being less than expected, we may be unable to expend the capital necessary to locate and develop or acquire new oil and gas reserves.

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

We are dependent on other operators who influence our productivity.

We have limited influence over the nature and timing of exploration and development on oil and natural gas properties we do not operate, including limited control over the maintenance of both safety and environmental standards.  In 2008, 51% of our production and 32% of our reserves were from our non-operated properties. The operators of those properties may:

•	refuse to initiate exploration or development projects,

•	initiate exploration or development projects on a slower schedule than we prefer; or

•	drill more wells or build more facilities on a project than we can adequately fund, which may limit our participation in those projects or limit our percentage of the revenues from those projects.

The occurrence of any of the foregoing events could have a material adverse effect on our anticipated exploration and development activities.

Our working interest owners may face cash flow and liquidity concerns.

If oil and natural gas prices continue to decline, many of our working interest owners may experience liquidity and cash flow problems.  These problems may lead to their attempting to delay the pace of drilling or project development in order to conserve cash.  Any such delay may be detrimental to our projects.  Some working interest owners may be unwilling or unable to pay their share of the project costs as they become due.  A working interest owner may declare bankruptcy and refuse or be unable to pay its share of the project costs, and we would be obligated to pay that working interest owner’s share of the project costs.

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

From time to time we are a defendant in various litigation matters. The nature of our operations expose us to further possible litigation claims in the future. There is risk that any matter in litigation could be adversely decided against us regardless of our belief, opinion and position, which could have a material adverse effect on our financial condition and results of operations. Litigation is highly costly and the costs associated with defending litigation could also have a material adverse effect on our financial condition.

Compliance with, or breach of, environmental laws can be costly and could limit our operations.

Our operations are subject to numerous and frequently changing laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection.  We own or lease, and have in the past owned or leased, properties that have been used for the exploration and production of oil and gas and these properties and the wastes disposed on these properties may be subject to the Comprehensive Environmental Response, Compensation and Liability Act, the Oil Pollution Act of 1990, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act and analogous state laws.  Under such laws, we could be required to remove or remediate previously released wastes or property contamination.  Laws and regulations protecting the environment have generally become more stringent and may, in some cases, impose “strict liability” for environmental damage.  Strict liability means that we may be held liable for damage without regard to whether we were negligent or otherwise at fault.  Environmental laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed.  Failure to comply with these laws and regulations may result in the imposition of administrative, civil and criminal penalties.

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

Risk factors associated with our financial condition:

We have a history of losses and may suffer losses in the future.

We reported a net loss of approximately $27.1 million for the year ended December 31, 2008. We have reported net losses in three of the last five fiscal years.  Our ability to generate net income is strongly affected by, among other factors, the market price of crude oil and natural gas.  During the fourth quarter of 2008, we recorded a writedown of the carrying value of our oil and gas properties of approximately $19.9 million primarily due to the significant decline in the market price of crude oil and natural gas at December 31, 2008. We may report additional losses in the future.  Consequently, future losses may adversely affect our business, prospects, financial condition, results of operations and cash flows.

If estimated discounted future net cash flows continue to decrease, we may be required to take additional writedowns.

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

The estimated discounted future net cash flows described in this Annual Report for the year ended December 31, 2008 should not be considered as the current market value of the estimated oil and gas reserves attributable to our properties from proved reserves.  Such estimates are prepared in compliance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. 69, and, as such, are based on prices and costs as of the date of the estimate, while future prices and costs may be materially higher or lower.  The Standard requires that we report our oil and natural gas reserves using the price as of the last day of the year. Using lower values in forecasting reserves will result in a shorter life being given to producing oil and natural gas properties because such properties, as their production levels are estimated to decline, will reach an uneconomic limit, with lower prices, at an earlier date.  There can be no assurance that a further decrease in oil and gas prices or other differences in our estimates of its reserve will not adversely affect our financial condition and results of operations.

If the market value of our investments in Global and Spitfire continue to decrease, the value of our common stock could be negatively impacted.

At December 31, 2008, we hold investments in both Global and Spitfire through our ownership of approximately 34% and 27%, respectively, of their outstanding ordinary shares.  Both investments represent a substantial part of our balance sheet at December 31, 2008.  The market value of both Global’s and Spitfire’s common shares decreased during 2008.  There can be no assurance that their common stock will not continue to decline in the future. The potential decrease in the value of their common stock could adversely affect our financial statements and the value of our common stock.

We may suffer losses on our investments from exchange rate fluctuations.

We account for our investments in Global and Spitfire using the U.S. dollar as the functional currency.  The shares of common stock associated with our investments in Global and Spitfire are denominated in British sterling pounds and Canadian dollars, respectively.  We could suffer additional losses in our investments if the value of the British sterling pound and the Canadian dollar were to continue to drop relative to the value of the U.S. dollar.  Any substantial currency fluctuations could create a material adverse effect on the value of our investments.

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

As of December 31, 2008, Lyford Investments Enterprises Ltd. (“Lyford”) beneficially owned approximately 34% of the combined voting power of our outstanding common stock. Lyford is in a position to significantly influence decisions with respect to:

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

Risks associated with market conditions:

Our stock price is volatile and the value of any investment in our common stock may fluctuate.

Our stock price has been and is highly volatile, and we believe this volatility is due to, among other things:

•	commodity prices of oil and natural gas,

•	the volatility of the market in general,

•	the results of our drilling,

•	current expectations of our future financial performance.

For example, our common stock price has fluctuated from a high of $21.28 per share to a low of $2.39 per share over the three years ended December 31, 2008.  This volatility may affect the market value of our common stock in the future.  See Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Future sales of our common stock may affect the market price of our common stock.

There are currently several registration statements with respect to our common stock that are effective, pursuant to which certain of our stockholders may sell shares of common stock.  Any such sale of stock may also decrease the market price of our common stock.

Any conversions of our Series G1 Preferred, Series G2 Preferred or Series M Preferred Stock involving a large issuance of shares of our common stock could result in a dilution of stockholders’ ownership percentage of our common stock and may result in a decrease in the market value of our common stock.  In addition, we may elect to issue a significant number of additional shares of common stock for financing or other purposes, which could result in a decrease in the market price of our common stock.

We have issued shares of preferred stock with greater rights than our common stock and may issue additional shares of preferred stock in the future.

We are permitted under our charter to issue up to 1.0 million shares of preferred stock.  We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders.  Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock.  At December 31, 2008, we had outstanding 1,600 shares of Series G1 Preferred, 1,000 shares of Series G2 Preferred and 44,000 shares of Series M Preferred. These shares of preferred stock have rights senior to our common stock with respect to dividends and liquidation.  In addition, such preferred stock may be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price of our common stock. At December 31, 2008, each share of Series G1 Preferred, Series G2 Preferred and Series M Preferred, may be converted into shares of common stock at conversion prices of $280.00, $67.20 and $13.22 per share of common stock, respectively, for each $100.00 liquidation value of a share of such preferred stock, plus the amount of any accrued and unpaid dividends.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

See Item 1. “Business” for discussion of oil and gas properties and locations.

We have offices in Southlake and Katy, Texas. We lease approximately 4,062 square feet in Southlake, Texas, which lease runs through April 30, 2011 and approximately 1,866 square feet of office space in Katy, Texas, which lease runs through July 31, 2011. The average annual cost of our leases is approximately $180 thousand. See “Liquidity and Capital Resources – Obligations and Commitments – Consolidated Contractual Obligations” contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3. LEGAL PROCEEDINGS

IRS Examination - On August 6, 2008, we received a Revenue Agent’s Report in which the Internal Revenue Service (“IRS”) proposed an adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company should have recognized a gain for ACE purposes on the sale of the Global PLC stock in 2005.  In its proposed adjustment, the IRS alleges that the Company owes approximately $3.6 million in tax for the year ended December 31, 2005. Penalties and interest calculated through December 31, 2008 in the amount of $1.8 million could also be assessed. In response to the proposed adjustment and corresponding tax assessment, the Company filed a written protest and request for conference on September 5, 2008 to address the proposed adjustment with the Appeals division of the IRS.  On October 29, 2008, we received an acknowledgement of receipt of our written protest and request for conference from the IRS Appeals Office.  Pursuant to the IRS Appeals Office acknowledgement, we anticipate that office to contact us in the near term to address this matter.

We have recorded an income tax contingency, including interest and penalties, as of December 31, 2008, of $225 thousand in our consolidated financial statements based, in part, on a preliminary indication of a probability-weighted fair value assessment of the Global stock. We intend to vigorously defend the proposed adjustment and strongly believe that the Company has meritorious defenses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Beginning March 1991 until June 2007, our common stock was listed on the American Stock Exchange and traded under the symbol HEC. In June 2007, the trading symbol of our common stock was changed to the symbol HKN. The American Stock Exchange was acquired by NYSE Euronext during 2008 and renamed NYSE Alternext US, where our common stock is currently traded under the symbol HKN.  At December 31, 2008, there were 376 holders of record of our common stock.

The following table sets forth, for the periods indicated, the reported high and low closing sales prices of our common stock on the American Stock Exchange Composite Tape, as restated for the effect of the one-for-22.4 reverse stock split effected in June 2007.

		Prices
		High	Low
2007 --	First Quarter	$11.87	$8.96
	Second Quarter	10.66	8.29
	Third Quarter	11.70	8.80
	Fourth Quarter	10.41	8.05
2008 --	First Quarter	$9.02	$7.61
	Second Quarter	13.10	8.38
	Third Quarter	11.55	7.85
	Fourth Quarter	8.35	2.39

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

For discussion of dividends paid to holders of our preferred stock and the terms of our preferred stock outstanding, see Part II, Item 8, “Notes to Consolidated Financial Statements, Note 10 – Redeemable Preferred Stocks and Note 12 – Stockholders’ Equity.”

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

The graph below compares the cumulative total stockholder return on the Common Stock for the last five fiscal years with the cumulative total return on the S&P 500 Index and the Dow Jones Exploration and Production Index over the same period (assuming the investment of $100 in the Common Stock, the S&P 500 Index and the Dow Jones Secondary Oils Stock Index on December 31, 2003 and reinvestment of all dividends).

Comparison of Cumulative Total Return
Assumes Initial Investment of $100 on December 31, 2003

Information on Share Repurchases

The following table provides information about purchases by us pursuant to our previously announced share repurchase program during the three months ended December 31, 2008, of our Common Stock:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Programs
October 1, 2008 through October 31, 2008	49,605	$7.274961	452,364	294,042
November 1, 2008 through November 30, 2008	27,579	$4.620337	477,943	266,463
December 1, 2008 through December 31, 2008	29,183	$3.619681	507,126	237,280
Total	106,367	$5.583799	507,126	237,280

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

	December 31,
	2004	2005	2006 (3)	2007	2008
	(in thousands, except for share amounts)
Operating Data:

Revenues and other	$29,629	$40,062	$30,273	$24,298	$19,523
Net income/(loss) before cumulative effect of change in
accounting principle	$(18,184)	$42,655	$13	$3,229	$(26,746)
Net income/(loss)	$(18,184)	$42,655	$(855)	$3,229	$(26,746)
Net income/(loss) attributed to common stock	$(18,699)	$42,068	$(2,244)	$2,965	$(27,108)
Basic income/(loss) per common share: (1)
Net income/(loss) before cumulative effect of change in
accounting principle	$(2.08)	$4.30	$(0.14)	$0.30	$(2.83)
Net income/(loss)	$(2.08)	$4.30	$(0.23)	$0.30	$(2.83)
Diluted income/(loss) per common share: (1)
Net income/(loss) before cumulative effect of change in
accounting principle	$(2.08)	$3.95	$(0.14)	$0.30	$(2.83)
Net income/(loss)	$(2.08)	$3.95	$(0.23)	$0.30	$(2.83)

Balance Sheet Data:

Current assets	$38,460	$62,662	$41,589	$30,015	$19,479
Current liabilities	17,824	19,045	12,627	5,482	3,377
Working capital	$20,636	$43,617	$28,962	$24,533	$16,102
Total assets	$109,575	$156,163	$125,035	$110,465	$68,773
Long-term obligations:
Convertible notes payable	$6,911	$-	$-	$-	$-
Share based compensation liability	6,120	10,687	-	-	-
Global senior convertible notes	-	12,500	-	-	-
Accrued preferred stock dividends	-	-	-	10	-
Asset retirement obligation	5,954	6,301	7,407	5,187	5,472
Deferred income taxes	-	-	-	20	20
Global warrant liability	14,858	-	-	-	-
Total	$33,843	$29,488	$7,407	$5,217	$5,492
Stockholders' equity	$49,532	$90,267	$105,001	$99,766	$59,904
Series G1 preferred stock outstanding (2)	14,000	1,600	1,600	1,600	1,600
Series G2 preferred stock outstanding (2)	2,000	1,000	1,000	1,000	1,000
Series G4 preferred stock outstanding	78,000	-	-	-	-
Series J preferred stock outstanding	50,000	-	-	-	-
Series L preferred stock outstanding	10,000	-	-	-	-
Series M preferred stock outstanding (2)	50,000	50,000	44,000	44,000	44,000
Weighted average common shares outstanding (1)	9,004,564	9,793,296	9,952,742	9,799,332	9,587,952

(1)	Per share amounts and weighted average common shares outstanding calculations reflect the impact of a one-for-22.4 reverse stock split which was effective June 2007.

(2)	See "Notes to Consolidated Financial Statements, Note 12 - Stockholders' Equity and Note 10 - Redeemable Preferred Stocks" contained in Part II, Item 8, for further discussion of our preferred stock.

(3)	During 2006, we deconsolidated Global from our financial Statements. See "Notes to Consolidated Financial Statements, Note 2 - Investments" contained in Part II, Item 8, for further discussion.

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

BUSINESS OVERVIEW

Our strategy is focused on enhancing value for our stockholders through the development of a well-balanced portfolio of energy-based assets.  Our Gulf Coast oil and gas assets and our coalbed methane prospects provide an inventory of both high and low-risk projects and long-term opportunities.  We have engaged in the active management of investments in energy industry securities and futures traded on domestic and international securities exchanges for the potential for high-yield returns and additional cash flow.  During 2008, we targeted:

•	Deploying assets into energy-based opportunities to build annual measurable value and/or cash flow,

•	Optimizing the value of our existing assets, and

•	Monetizing assets that have reached their full potential, that do not have an expectation of near-term value enhancement or that represent a disproportionate concentration of value in one asset.

During the year, several adverse events, all primarily out of our control, affected our profitability, cash flow and the carrying value of our assets.  During late 2008, we suffered property damage and loss of production from both Hurricane Gustav and Hurricane Ike (the “Hurricanes”) which hit the Gulf Coast of Mexico and our operated properties.  Also, during September and October 2008, unfavorable changes in economic conditions, including decreased oil and gas commodity pricing and a dramatic decline in the U.S. and international stock markets, resulted in an adverse effect on our oil and gas revenue along with our investment activities.  If oil and gas commodity pricing and economic conditions continue to decline, our revenue is likely to continue to be adversely affected.

2008 Recap and 2009 Outlook

Oil and natural gas prices reached historically high levels in recent years and during the first half of 2008. These high prices have been a key factor in the oil and gas industry experiencing cost increases that have exceeded general inflation trends. We are no different from others in the industry in that we have been impacted by these cost increases. However, we have continued to remain disciplined with regards to our operating costs and capital expenditures. We have utilized our cash flows generated by high commodity prices to maintain a strong cash and marketable securities balance and to have no outstanding debt.  During this period, we also repurchased $4.4 million of our common shares.

                As we exited 2008, oil and natural gas prices had declined sharply from their recent record levels. In addition, recent problems in the credit markets, steep stock market declines, financial institution failures and government bail-outs provide evidence of a weakening United States and global economy. As a result of the market turmoil and price decreases, oil and gas companies with high debt levels and lack of liquidity have been and will continue to be negatively impacted.

We, however, do not expect our liquidity levels to be significantly impacted by these recent events. We are in a financially-strong position due to our past strategies. We continue to have access to capital, and we have a cash and marketable securities balance of approximately $15 million at December 31, 2008. We also anticipate our operating cash flow and other capital resources, if needed, will adequately fund our planned capital expenditures and other capital uses over the near-term.  Based on industry outlook for 2009, prices for oil and natural gas are expected to remain reduced as compared to the prior year with the perception of future worldwide demand being altered by turmoil in the financial markets and diminished economic outlook.   However, due to cost-cutting measures, we have budgeted our 2009 operations to remain cash-flow positive, even at current market pricing.

Full-Cost Impairment

During 2008, based on NYMEX pricing, the price for a barrel (bbl) of oil ranged from a high of $145.29 to a low of $39.91 and the price for a Mmbtu of gas ranged from a high of $13.58 to a low of $5.29.  In late 2008, the market price of oil and natural gas declined dramatically.  During the fourth quarter of 2008, due to reduced oil and gas prices at December 31, 2008, we recorded a non-cash impairment charge of approximately $19.9 million related to the carrying value of our oil and gas properties. Under full cost accounting rules, the net capitalized costs of evaluated oil and gas properties shall not exceed an amount equal to the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, including the use of oil and gas prices on the last day of the calendar year, after giving effect to the asset retirement obligation. This non-cash charge during the year contributed to our consolidated net loss of approximately $27.1 million during 2008.

Effect of Recent Hurricanes in the Gulf of Mexico

Production from our operated oil and gas properties (Main Pass 35, Lake Raccourci and Point a la Hache) along with most of our non-operated properties was shut-in during late August and September due to the Hurricanes.  A significant percentage of our production remained shut-in or curtailed during the fourth quarter 2008 while damages were repaired. As of December 31, 2008, all fields have resumed partial production and repairs have been substantially completed. The estimated effect of the loss of net oil and gas revenue from the Hurricanes was approximately $3.1million.

Our net loss for 2008 includes approximately $1.1 million of hurricane damage repairs related to our insurance deductible and repair costs in excess of insured values.  Due to extensive damage through the Gulf Coast area from the Hurricanes and the limited resources available for repairs, significant costs were experienced by the industry.  In connection with our oil and gas properties, we have limited property damage insurance, but not business interruption coverage.

Effect of Adverse Market Conditions on our Investment Trading Strategy

In October 2008, due to the dramatic volatility in the U.S. and international stock markets, we closed our entire open derivative trading portfolio resulting in net realized annual losses of approximately $5.1 million. We had maintained an investment portfolio of various holdings, types, and maturities. These investments were subject to general credit, liquidity, and market risks, which may have continued to be exacerbated by unusual events that are currently affecting domestic and global financial markets.  Based on the 2008 trading losses and the continued volatility in the markets, we have temporarily suspended our trading activities as part of our treasury management.

Effect of Adverse Market Conditions on Canergy Growth Fund

Challenging economic conditions also have impaired the ability of our third-party investor in Canergy Management Company and Canergy Growth Fund to continue to maintain their investments in these entities.  During October 2008, with the dramatic decline in the Canadian stock markets, and in order to avoid future additional significant losses, Canergy Growth Fund divested of all of its common stock holdings in Canadian junior oil and gas companies with the intent to re-enter the market in the future.  In addition, the third-party investor exercised their right to voluntarily withdraw from the Canergy Growth Fund and Canergy Management, and we are currently the sole participant in both the Canergy Growth Fund and Canergy Management.  Based on the current volatility in the Canadian markets, we have temporarily suspended our trading activities in the Canergy Growth Fund. We continue to believe that these adverse market conditions may lead to future opportunities in 2009 to reinvest our cash into undervalued Canadian oil and gas companies, as opportunities arise.

Capital Deployment Update

During 2008, we continued our efforts to deploy assets into energy-based opportunities to build annual measurable value and/or cash flow as follows:

▪
We deployed capital expenditures of approximately $5.9 million for oil and gas exploratory and development drilling including new interests (the RC Roberson #1 and Ruebush #1 wells) in the NW Speaks field in South Texas, two wells and a pipeline in our Creole Field, completion costs on the successful Boquillas #1 well, also in South Texas, as well as other projects.

▪	We continued our deployment of capital of approximately $1 million towards the 2nd five-well pilot project for our coalbed methane Indiana Posey Prospect.

▪	We have also repurchased approximately 507 thousand of our common shares in the market for total proceeds of approximately $4.4 million.

Update on Monetization Efforts of Main Pass 35

In 2008 and consistent with our monetization strategy, we retained Lantana Oil & Gas Partners to market our operated working interest in Main Pass Block 35 in Plaquemines Parish, offshore Louisiana.  While our working interest in the Main Pass 35 field remains a strong asset, we believe this asset represents a disproportionate concentration of value for us.  Due to the effects of the Hurricanes in 2008, the bid process and analysis was significantly affected while production was shut-in and damages were assessed.  Subsequently, in October 2008, repairs were completed on Main Pass 35 and pre-Hurricane production and marketing efforts were resumed. However, as a result of volatile stock market conditions, declines in oil and gas commodity pricing and the general deterioration in market factors, a limited number of offers were received all of which failed to meet the bid criteria. While we continue our discussions with potential purchasers of our Main Pass 35 field, we seek to optimize and develop the value of this asset by focusing on cutting operational costs in 2009.

Gulf Coast Oil and Gas Properties

During 2008, our results of operations reflect increased oil revenues through the benefit of high oil commodity prices. Our natural gas revenues declined slightly in 2008 compared to the prior year period due primarily to normal decline of our gas producing wells along with the effects of shut-in production from the Hurricanes. Substantially all of our production is concentrated in twelve oil and gas fields along the onshore and offshore Texas and Louisiana Gulf Coast.  As of December 31, 2008, our net domestic production rate was averaging approximately 1,021 barrels of oil equivalent (“boe”) per day.

Our revenues are primarily derived from sales from our oil and gas properties. Approximately 49% of our production comes from our operated properties all located in the United States. These revenues are a function of the oil and gas volumes produced and the prevailing commodity price at the time of production, and certain quality and transportation discounts. The commodity prices for crude oil and natural gas as well as the timing of production volumes have a significant impact on our operating income. During 2008, our oil and gas revenues were comprised of approximately 69% oil sales and 31% natural gas production.

The following field data updates the status of our operations through December 31, 2008:

Main Pass, Plaquemines Parish – Louisiana

We have a 90% interest in Main Pass and are the field operator. This field contains a seven-platform facility complex including separation, injection, compression, processing and transportation terminals for oil, water and gas.  The field also contains 67 wellbores (60 oil and 7 injection wells), of which 33 are active, and an eight mile oil transport line with pump/metering facilities. Our Main Pass 35 facility is located approximately six miles offshore in state waters off the Gulf Coast of Louisiana. During 2008, a third-party engineering firm completed evaluation and documentation of additional recompletion targets, a geological and geophysical study and wellbore utilization plan.  We currently have license to 21 square miles of 3D seismic data covering the area held by productive leases. Gross production during 2008 averaged approximately 387 boe per day. Following the Hurricanes, production from Main Pass 35 was restored in late September 2008.  All hurricane repairs were completed in the fourth quarter 2008.  The identified recompletion well work is on hold pending more favorable oil prices.

Lapeyrouse Field, Terrebonne Parish – Louisiana

We hold an average non-operated working interest of approximately 18% in the production from nine wells in this field. Gross field production averaged approximately 566 boe per day for 2008.  A total of 25 field wide producing days were lost due to storm related problems. Currently, only two wells have been restored to production.  Evaluation efforts are still ongoing with additional diagnostic work planned by the operator to address the field pressure decline and to utilize all available wellbores.

Lake Raccourci Field, Lafourche Parish – Louisiana

We hold an average 40% operated working interest in each of our Lake Raccourci wells. Gross production for this field averaged 315 boe per day for 2008. Efforts to secure additional compression and to upgrade gas lift equipment to address production decline in the field were put on hold as Hurricane Gustav hit the platform facilities followed immediately by Hurricane Ike. There was considerable damage to the platform facilities.  Repairs were completed and field production was restarted by late 2008.

Point-a-la-Hache Field, Plaquemines Parish – Louisiana

 We maintain a 25% operated working interest in one producing well in this field. Average gross production for 2008 was approximately 51 boe per day.  Production was shut in from the Hurricanes for the remainder of the third quarter while repairs to the production facility were carried out, but production was restored in early October 2008.

Creole Field, Terrebonne Parish - Louisiana

We hold an average 15% non-operated working interest in this offshore field. In January 2008, we acquired interest in adjoining acreage and facilities which will ensure the availability of gas lift gas and improved salt water disposal.  Upgrades to surface facilities and flowlines and the drilling of a SWD well were completed in 2008. Gross daily production from the wells (six completions) was approximately 580 boe per day during 2008. Two additional wells were spud in late 2008. Both wells logged multiple stacked pays. Three completions in the two new wells were performed in the fourth quarter 2008 and are expected to be put on production in early 2009. Hurricanes Gustav and Ike hampered drilling operations, but the existing wells and facilities sustained only minimal damage, however the Hurricanes did delay the laying of the flowlines and the setting of the platform for the new wells.

East Lake Verret, Assumption Parish – Louisiana

We have an average 5% non-operated working interest in this field. Gross daily production from the two development wells on this project was approximately 838 boe per day during 2008.

Point-au-Fer Field, Terrebonne Parish – Louisiana

We own a 12.5% non-operated working interest in this approximate 56 square mile area. Gross production for this field was approximately 90 boe per day for 2008. Several prospects have been identified in the area, but due to the low oil and gas pricing, we expect additional drilling and workover activity will be delayed.

Branville Bay Field, St. Bernard Parish – Louisiana

We own a 12.5% non-operated working interest in two state leases in the Branville Bay area of Chandeleur Sound Block 71. Gross production for this field was approximately 142 boe per day for 2008. The production barge which was located on another lease held by the operator was blown off its location by three miles during the Hurricanes. Barge repairs have been completed, and the barge is being reset with production restoration expected during first quarter 2009.

BP 2D Texas Gulf Coast Project, Various Counties -  Texas

The Yegua well in the project, the Boquillas # 1, was spud in late 2007 and put on gas production during early 2008. Well performance of the Boquillas #1 has been encouraging. Gross production from this well was approximately 116 boe per day for 2008. Higher than expected location and drilling costs coupled with falling commodity prices has caused a proposed project to fall below our economic criteria necessary for drilling. We have elected not to participate in that prospect at this time.

NW Speaks Field, Lavaca County – Texas

We own approximately 2% to 10% in various leases in the NW Speaks area. This year we have participated in two successful Lower Wilcox wells. A third well was spud in late third quarter 2008. At least one other location has been identified which is currently scheduled to spud in early 2009. Current gross production for this field averaged approximately 487 boe per day during 2008 from two wells.

Allen Ranch Field, Colorado County – Texas

We own an 11.25% non-operated working interest in this area. Gross production for this field was approximately 118 boe per day during 2008 primarily from the  initial well, the Hancock Gas Unit # 1 which is the only well currently producing from the field. Another development location has been identified, and a drilling proposal is expected from the operator in early 2009.

Raymondville Field, Willacy County – Texas

We own a 27% non-operated working interest in this area. Current gross production for this field averaged approximately 684 boe per day during 2008. Well work during 2008 netted successful recompletions and was followed by one more successful recompletion in late 2008, which is currently awaiting facility upgrades to be completed in 2009.

Lucky Field, Matagorda County - Texas

We own a 7.5% non-operated working interest in this area. Current gross production for this field averaged approximately 73 boe per day during 2008.

Coalbed Methane Prospects – Indiana and Ohio

 We hold two exploration and development agreements in Indiana and Ohio which provide for an area of mutual interest of approximately 400,000 acres each respectively. The agreements provide for a phased delineation, pilot and development program, with corresponding staged expenditures. Contracted third parties with a long track record in successful Coalbed Methane development provide expert advice for these projects.

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

We elected to proceed with a second pilot well project. A monitor well was drilled, completed and tested for permeability determination in late 2007. During 2008, five pilot producers and the water disposal well were completed with specialized fracture stimulation completed in late fourth quarter 2008.  The proprietary fracture stimulation is currently being evaluated for continued application.  Upon completion of the fracturing program, pumpdown for desorption of the second Posey pilot will begin. Following an evaluation period of these two pilot areas, we will evaluate a Phase III – Development election and funding of a development well program as contemplated by the agreements.

On the Ohio Cumberland Prospect, we have completed Phase I – Core Samples work on the Ohio Prospect which consisted of obtaining and analyzing coal samples. With regard to Phase II, we made an additional $500 thousand prospect acquisition payment and intend to fund a $1.28 million project for the first of two pilot well projects on the Cumberland Prospect.  This Phase II project has been temporarily suspended until such time as oil and gas commodity pricing increases.  We are focusing our efforts in 2009 on the Indiana Posey Contract.

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

INVESTMENT ACTIVITIES

During 2008, through our treasury activities, we engaged in the active management of investments in energy industry and foreign currency securities traded on domestic securities exchanges.  During this period, we held a daily weighted average of approximately $7.0 million outstanding of notional value in a combination of exchange-traded common stock options, commodity futures contracts and foreign currency contracts. At December 31, 2008, we had closed out of all open exchange-traded options and we had no notional value outstanding at year-end.  Based on the 2008 trading losses and the continued volatility in the markets, we have temporarily suspended our trading activities as part of our treasury management.

Common Stock and Futures Options

During 2008, we wrote exchange-traded options on securities and futures contracts associated with either the common stock of energy-related companies or price protection for company related oil and gas production. The options provided our counterparty with the right, but not the obligation,  to enter into a "long" position in the underlying security or futures contract, (in the case of a "call" option), or a "short" position in the underlying security or futures contract,  (in the  case  of a "put"  option),  at a fixed  price  up to a  stated expiration  date.  During this period, we recognized net realized losses of approximately $4.1 million for the writing of options and trading of common stocks.

Also during the year, we entered into certain commodity derivative instruments which are effective in mitigating commodity price risk associated with a portion of our future monthly natural gas and crude oil production and related cash flows. Our oil and gas operating revenues and cash flows are impacted by changes in commodity product prices, which are volatile and cannot be accurately predicted. Our objective for holding these commodity derivatives was to protect the operating revenues and cash flows related to a portion of our future natural gas sales and crude oil from the risk of significant declines in commodity prices. We did not designate any of our commodity derivatives as hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

During June 2008, we closed all of our open crude oil futures contracts resulting in realized losses of $1.2 million.  These amounts are included in trading revenues in our consolidated statement of operations. We do not hold any commodity futures contracts as of December 31, 2008

Monitoring the Portfolio

We monitored our portfolio on a daily basis to verify that there was no market or liquidity exposure level we consider not acceptable. We recalculated our estimates of gross aggregate cash exposure on a daily basis so that total notional value outstanding and cash and marketable securities on hand did not exceed $20 million.

INVESTMENT IN GLOBAL

At December 31, 2008 and 2007, we owned approximately 34% of Global’s ordinary shares. At December 31, 2008 and 2007, our investment in Global was equal to the market value of our 11.9 million shares of Global’s common stock as follows (in thousands):

	December 31, 2008	December 31, 2007

Shares of Global Stock held by HKN	11,893,463	11,893,463
Closing Price of Global Stock	£0.68	£0.84
Foreign Currency Exchange Rate	1.4619	1.9843
Market Value of Investments in Global	$11,824	$19,824

The foreign currency translation adjustment of $5.8 million and the unrealized loss on investment of $2.1 million for these changes in market value between the two periods are recorded to other comprehensive income in stockholders’ equity at December 31, 2008.

For information on Global’s operations and financial statements, visit their website at www.globalenergyplc.com.

INVESTMENT IN SPITFIRE

At December 31, 2008 and 2007, we held an investment in Spitfire through the ownership of approximately 27% and 25%, respectively, of Spitfire’s currently outstanding common shares. Spitfire is an independent public company (TSX-V; SEL) actively engaged in the exploration, development and production of crude oil, natural gas and natural gas liquids in Western Canada.

At December 31, 2008, we owned 11.1 million common shares of Spitfire and 1.3 million warrants to acquire common shares of Spitfire.  As a result of our 27% ownership of Spitfire’s outstanding common shares, we are deemed to have the ability to exert significant influence over Spitfire’s operating and financial policies. Accordingly, we reflect our investment in Spitfire as an equity method investment. Due to timing differences in our filing requirements and the lack of availability of financial information for the current quarterly period, we record our share of Spitfire’s financial activity on a three-month lag. During June 2008, our representatives on the Spitfire board of directors resigned due to scheduling and corporate strategy conflicts.

During 2008, Spitfire’s common share price declined. As of December 31, 2008, Spitfire’s share price had declined to Can $0.20 per share. Based upon the significant deterioration of the U.S. and foreign stock markets, including the Canadian stock market, along with our significant doubt that Spitfire’s management will take needed steps to increase the market value of Spitfire in the near future, we believe our investment has experienced an other-than-temporary decline in fair value, requiring an impairment charge of $4.6 million to write down the carrying value of our investment to its market value as of December 31, 2008. Further declines in Spitfire’s share price and the Canadian stock markets in the future may require additional impairment of our investment in Spitfire if these declines are deemed to be other-than-temporary.

For information on Spitfire’s operations and financial statements, visit their website at www.spitfireenergy.com.

INVESTMENT IN CANERGY GROWTH FUND AND CANERGY MANAGEMENT

Investment in Canergy Fund – In May 2008, we created the Canergy Growth Fund to invest in a segment of the global energy industry, the Canadian junior oil and gas market.  The Canergy Growth Fund is managed by Canergy Management.  Fund maturity was set for March 2010, but an investor could elect to exit the Fund prior to Fund maturity.  Canergy Growth Fund was provided research by Bryan Mills Iradesso, a Calgary and Toronto based financial public relations firm focused on the oil and gas industry, under an exclusive service contract.  During 2008, total capital contributions into the Canergy Growth Fund were $2.4 million (HKN investment of $2 million, representing 83% of the capital contributed, and one third-party investment of $400 thousand, representing 17% of the capital contributed).

Investment in Canergy Management – We invested $100 thousand in exchange for a 50% ownership in Canergy Management Company LLC (“Canergy Management”), a U.S. Virgin Islands company.  Our capital contribution represented approximately 50% of Canergy Management’s initial working capital in 2008.  From inception in May 2008 through December 31, 2008, Canergy Management recorded general and administrative expenses for start-up operations of $154 thousand which are included in our consolidated statement of operations.

During 2008, the Canergy Growth Fund held common shares of publicly traded Canadian junior oil and gas companies which were designated as available for sale at their estimated fair value on our consolidated condensed balance sheet.  In addition to these common stock investments, the Canergy Growth Fund’s net assets also consisted of cash and money-market investments.  All other assets and liabilities related to the Canergy Growth Fund were negligible.

During late 2008, the value of the shares of Canadian energy companies held by the Canergy Growth Fund declined in conjunction with the overall decline in the United States and other foreign markets.  Canergy Growth Fund divested of all of its common stock holdings in Canadian junior oil and gas companies for total cumulative realized losses of approximately $1.0 million in order to mitigate potential future losses.  The Canergy Growth Fund Total Return Ratio as of December 31, 2008 was (40%).  All other income and expenses related to the Canergy Growth Fund were negligible as of December 31, 2008.

In addition, in late 2008, the third-party investor exercised their right to voluntarily withdraw from the Canergy Growth Fund and Canergy Management, and we are currently the sole participant in both the Canergy Growth Fund and Canergy Management.

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

Property and Equipment – We follow the full cost method of accounting for our investments in oil and natural gas properties. All costs incurred with the acquisition, exploration and development of oil and natural gas properties, including unproductive wells, are capitalized. Under the full cost method of accounting, such costs may be incurred both prior to or after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion and equipment. Included in capitalized costs are general and administrative costs that are directly related to acquisition, exploration and development activities, and which are not related to production, general corporate overhead or similar activities. For the years 2008, 2007, and 2006, such capitalized general and administrative costs totaled $248 thousand, $904 thousand, and $953 thousand, respectively. General and administrative costs related to production and general overhead are expensed as incurred.

Proceeds from the sale of oil and natural gas properties are credited to the full cost pool, except in transactions where the proceeds received from the sale would significantly alter the relationship between capitalized costs and proved reserves, in which case a gain or loss would be recognized.

Future development, site restoration, and dismantlement and abandonment costs, net of salvage values, are estimated property by property based upon current economic conditions and are included in our amortization of our oil and natural gas property costs.

The provision for depletion and amortization of oil and natural gas properties is computed by the unit-of-production method. Under this computation, the total unamortized costs of oil and natural gas properties (including future development, site restoration, and dismantlement and abandonment costs, net of salvage value), excluding costs of unproved properties, are divided by the total estimated units of proved oil and natural gas reserves at the beginning of the period to determine the depletion rate. This rate is multiplied by the physical units of oil and natural gas produced during the period.  Changes in the quantities of our reserves can significantly impact our provision for depletion and amortization of oil and natural gas properties.

The cost of unevaluated oil and natural gas properties not being amortized is assessed quarterly to determine whether such properties have been impaired. In determining impairment, an evaluation is performed on current drilling results, lease expiration dates, current oil and natural gas industry conditions, and available geological and geophysical information. Any impairment assessed is added to the cost of proved properties being amortized.  At December 31, 2008, we had approximately $4.8 million allocated to our unevaluated coalbed methane properties.

Full-Cost Ceiling Test – At the end of each quarter, the unamortized cost of oil and natural gas properties, after deducting the asset retirement obligation, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using period-end prices, discounted at 10%, and the lower of cost or fair value of unproved properties adjusted for related income tax effects.

The calculation of the ceiling test and the provision for depletion are based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing, and plan of development. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify a revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.

Accordingly, based on December 31, 2008 pricing of $5.62 per Mcf of natural gas and $44.60 per barrel of oil, we recognized in the fourth quarter of 2008 a non-cash impairment of  approximately $19.9 million of our oil and natural gas properties under the full cost method of accounting.

Due to the imprecision in estimating oil and natural gas revenues as well as the potential volatility in oil and natural gas prices and their effect on the carrying value of our proved oil and natural gas reserves, there can be no assurance that write-downs in the future will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities. For a complete discussion of our proved oil and gas reserves, see Note 18 – “Oil and Gas Disclosures” in the Notes to the Consolidated Financial statements contained in Part II, Item 8 of the Annual Report of Form 10-K.

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

We carry our financial instruments including cash, marketable securities, derivatives and our investment in ordinary shares of Global at their estimated fair values. The fair values of our securities and exchange-traded derivatives are based on prices quoted in the active market, and the fair values of our commodity derivatives are based on pricing provided by our counter parties.  The fair value of our warrants on common stock of Spitfire is estimated using the Black Scholes model.

With the exception of our investment in common shares of Spitfire, which is accounted for as an equity method investment, all of our investments in equity securities have been designated as available for sale. Our investment in Global is classified as a non-current asset in our accompanying balance sheets. The associated unrealized gains and losses on our available for sale investments are recorded to other comprehensive income until realized and are reclassified into earnings using specific identification.

Equity Method Investments – For investments in which we have the ability to exercise significant influence but do not control, we follow the equity method of accounting. Our equity investment in Spitfire is classified as a non-current asset in our accompanying balance sheets. Initial investments are recorded at cost and adjusted by the proportionate share of the investee’s earnings and capital transactions.  Our share of investee earnings are recorded to our income statement and our share of their capital transactions are recorded in our shareholders’ equity.  We evaluate these investments for other-than-temporary declines in value each quarter; any impairment found is recognized through earnings.

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

We have not designated any of our derivative instruments as hedges under SFAS No. 133. All gains and losses related to these positions are recognized in earnings.  At the end of each quarterly period, we evaluate for reasonableness the end of day price quotations in the broker’s portfolio appraisal statement by considering the following factors:

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

Consolidation of variable interest entities - In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” (“FIN 46”) and FIN46(R), which requires the primary beneficiary of a variable interest entity's (“VIE”) activities to consolidate the VIE. FIN 46 defines a VIE as an entity in which the equity investors do not have substantive voting rights and there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is the party that absorbs a majority of the expected losses and/or receives a majority of the expected residual returns of the VIE’s activities.

Our investments in the Canergy Growth Fund and Canergy Management are variable interests, as defined in FIN 46R.  We have determined that the investments in the Canergy Growth Fund and in Canergy Management meet the requirements of FIN 46R, and we are the primary beneficiary, as defined. Therefore, we have consolidated the assets, liabilities and results of operations of the Canergy Growth Fund and Canergy Management as of December 31, 2008 and for the period from May 14, 2008, the formation date, through December 31, 2008.

As of December 31, 2008, we owned less than a majority of the common shares of Global and did not possess the legal power to direct the operating policies and procedures of Global through our direct ownership, combined with the ownership by Lyford in Global shares. In addition, we have concluded that Global was not a VIE at December 31, 2008 as contemplated by FIN 46(R).

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

We classify interest related to income tax liabilities as income tax expense, and if applicable, penalties are recognized as a component of income tax expense. The income tax liabilities and accrued interest and penalties that are anticipated to be due within one year of the balance sheet date are presented as current liabilities in our consolidated balance sheets.

Recent Accounting Pronouncements –  In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 141R and SFAS 160 will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141R retains the fundamental requirements in Statement 141 “Business Combinations” while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, and classified as a component of equity. These Statements become simultaneously effective January 1, 2009. Early adoption is not permitted. Our adoption of SFAS 141R and SFAS 160 is not expected to have a material impact on our financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on our financial condition or results of operations.

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

In June 2008, the FASB issued EITF 07-5. “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). The Issue requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock in order to determine if the instrument should be accounted for as a derivative under the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating the potential impact the adoption of EITF 07-5 will have on our consolidated financial statements.

RESULTS OF OPERATIONS

For the purposes of discussion and analysis, we are presenting a summary of our consolidated results of operations followed by more detailed discussion and analysis of our operating results.  The primary components of our net income / (net loss) from continuing operations for each of the years in the three year period ended December 31, 2008, were as follows (in thousands, except per-share data):

	Year Ended December 31,			Year Ended December 31,
	2008	2007	% Change	2007	2006	% Change
Domestic oil and gas operating profit (1)	$11,405	$11,771	(3%)	$11,771	$13,417	(12%)
Domestic gas revenues	$6,913	$7,881	(12%)	$7,881	$12,381	(36%)
Domestic gas production (mcf)	703,360	986,279	(29%)	986,279	1,711,866	(42%)
Domestic gas price per mcf	$9.83	$7.99	23%	$7.99	$7.23	10%
Domestic oil revenues	$15,293	$12,538	22%	$12,538	$10,769	16%
Domestic oil production (bbls)	149,414	171,866	(13%)	171,866	167,469	3%
Domestic oil price per bbl	$102.35	$72.95	40%	$72.95	$64.30	13%
International oil and gas operating profit (1) (2)	$-	$-	0%	$-	$2,483	(100%)
International oil revenues (2)	$-	$-	0%	$-	$3,743	(100%)
International oil production (bbls) (2)	-	-	0%	-	77,518	(100%)
International oil price per bbl (2)	$-	$-	0%	$-	$48.29	(100%)
Trading revenues	$(5,148)	$680	(857%)	$680	$315	116%
Interest income and other	$2,465	$3,199	(23%)	$3,199	$3,065	4%
General and administrative expenses-domestic	$5,533	$5,844	(5%)	$5,844	$5,649	3%
General and administrative expenses-international (2)	$-	$-	0%	$-	$3,373	(100%)
Depreciation, depletion, amortization and accretion (2)	$5,224	$6,107	(14%)	$6,107	$10,624	(43%)
Interest expense and other, net	$219	$390	(44%)	$390	$386	1%
Equity in losses of subsidiary	$(196)	$50	(492%)	$50	$-	100%
Impairment of investment in Spitfire	$4,618	$-	100%	$-	$-	0%
Impairment of facilties	$97	$-	100%	$-	$-	0%
Full cost pool impairment	$19,906	$-	100%	$-	$-	0%
Income tax expense	$275	$30	817%	$30	$187	(84%)
Minority interest	$(208)	$-	100%	$-	$(2,175)	100%
Net income (loss) from continuing operations	$(26,746)	$3,229	(928%)	$3,229	$1,236	161%
Net income (loss) attributed to common stock	$(27,108)	$2,965	(1014%)	$2,965	$(2,244)	232%
Net income (loss) per common share:
Basic	$(2.83)	$0.30	(1034%)	$0.30	$(0.02)	2068%
Diluted	$(2.83)	$0.30	(1034%)	$0.30	$(0.02)	2068%

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

Operating Results:

Oil and Gas Revenues and Oil and Gas Expenses for the Year Ended December 31, 2008 Compared to December 31, 2007

Our oil and gas revenues are generated from operations in onshore and offshore areas of the Texas and Louisiana Gulf Coast. Despite lower production volumes during 2008, our oil and gas revenues increased from $20.4 million in the prior year to $22.2 million for 2008.  This increase was due to the higher oil and gas prices received during the period.

During August and September 2008, two hurricanes hit the Gulf of Mexico Coast effectively shutting in most of the oil & gas production in the Texas and Louisiana coastal area.  Production from our operated oil and gas properties (Main Pass 35, Lake Raccourci and Point a la Hache) along with most of our non-operated properties was shut-in during late August and September.  The estimated effect of the loss of net oil and gas revenue from the Hurricanes was approximately $3.1million.

Our natural gas revenues decreased from $7.9 million in 2007 to $6.9 million in 2008. The prices realized for natural gas sales increased 23%, averaging $9.83 per mcf in 2008 compared to $7.99 per mcf during 2007. The effects of the Hurricanes during August and September 2008 contributed to the decrease in our natural gas sales volumes during the year.

Our oil revenues increased to approximately $15.3 million during 2008 from approximately $12.5 million during 2007. We realized a 40% increase in oil prices received, increasing from an average of $72.95 per barrel in 2007 to $102.35 per barrel in 2008.  Overall oil production decreased 13% in 2008 as compared to the prior year due primarily to the effects of the Hurricanes.

Our oil and gas operating expense increased 25%, increasing from approximately $8.7 million during 2007 to $10.8 million during the year due primarily to $1.1 million related to our insurance deductible and repair costs in excess of insured values associated with the Hurricanes.

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

Our oil and gas operating expense decreased 11%, falling from approximately $9.7 million during 2006 to $8.7 million during 2007. However, the per-unit operating expense rates increased from $3.58 per Mcfe in 2006 to $4.29 per Mcfe in 2007, due to demand-driven price increases for oilfield services and equipment associated with increased oilfield activity (particularly in offshore Louisiana) as well as decreases in our gas production. Our overall decrease in operating expenses is due to a decrease in workover activity for 2007 as well as lower production.

International Oil and Gas Revenues and Oil and Gas Expenses for the Year Ended December 31, 2007 Compared to December 31, 2006

Global was deconsolidated from our financial statements during the second quarter of 2006.  As a result, Global’s operations for the first quarter 2006 are still included our consolidated financial statements for the year ended December 31, 2006. We do not reflect any of Global’s results of operations in our consolidated financial statements in 2008 or 2007.

During the first quarter of 2006, revenues and operating expenses from Global were derived solely from its Colombian oil production. Global’s first quarter 2006 revenue and operating expenses primarily related to production from its Bolivar, Alcaravan and Bocachico Association Contract Areas.

Trading Revenues, net

As a result of our trading activities of investments in energy industry securities, we recognized the following net trading revenues (losses) during 2008, 2007 and 2006 (in thousands):

	For the Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006

Unrealized gain (loss) on written call positions	$-	$(50)	$50
Unrealized gain on written put positions	$-	$68	$41
Unrealized gain (loss) on written commodity calls	$37	$(37)	$-
Unrealized gain (loss) on commodity puts	$18	$(61)	$42
Realized gain (loss) on written put options	$(2,795)	$919	$127
Realized loss on crude futures	$(1,229)	$-	$-
Realized gain on foreign currency	$195	$-	$-
Realized loss on purchased commodity puts	$(16)	$(85)	$(71)
Realized gain (loss) on common stock	$(1,437)	$(90)	$102
Realized gain on written call positions	$79	$16	$24
Total trading income (loss)	$(5,148)	$680	$315

Fees, Interest and Other Income, net

Fees, interest and other income decreased from $3.2 million during 2007 to $2.5 million during 2008, primarily due to lower interest income rates during the current year along with a gain from an impairment recovery recognized during 2007.

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

General and Administrative Expense

General and administrative expenses decreased 5% from $5.8 million in 2007 to $5.5 million for 2008 primarily from overall lower salary and personnel costs due to fewer employees and lower bonuses during the year as compared to the prior year period.

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

Depreciation, Depletion, Amortization and Accretion Expense

Depreciation, depletion, amortization and accretion (DD&A) expense decreased 14% during 2008 when compared to 2007 due to lower oil and gas production volumes. Our annual depletion rate per boe on our properties increased from $16.32 to $17.22 as a result of decreased proved reserve volumes at December 31, 2008.

DD&A expense decreased 43% during 2007 when compared to 2006 due to lower depletion rates for our domestic oil and gas properties as a result of reserves added during the fourth quarter of 2006 and during 2007 as well as lower domestic production. The annual depletion rate per boe on our domestic properties decreased from $19.56 to $16.32. Also contributing to the overall decrease in DD&A was $1.1 million recorded during the first quarter of 2006 related to Global’s international operations which were deconsolidated during the second quarter of 2006.

Impairment of Investment in Spitfire

In 2008, we recognized a $4.6 million impairment of our equity investment in Spitfire based on the other-than-temporary decline in the fair value of Spitfire’s common shares. No such impairment was recognized in 2007 and 2006.

Other Losses

Other losses decreased from $390 thousand in 2007 to $219 thousand in the current year due primarily to the change in the fair value of our Spitfire warrants recognized during the prior year period as compared to the current year.

Other losses increased 1% during 2007 compared to 2006 due primarily to higher losses associated with the decrease in fair value of our Spitfire warrants which were partially offset by a decrease in interest expense due to no outstanding debt during 2007.  The only debt outstanding during 2006 was related to the first quarter of Global’s operations prior to their deconsolidation.

Full Cost Impairment

During the fourth quarter of 2008, due to a decline in oil and gas prices at December 31, 2008, we recorded a non-cash full cost pool impairment of approximately $19.9 million related to our oil and gas properties under the full cost method of accounting. The valuation is based on the present value, discounted at ten percent, of our proved oil and gas reserves based on year-end prices. We had no full cost valuation impairments in 2007 or 2006.

Impairment of Long-Lived Assets

During the fourth quarter of 2008, we recognized an impairment of approximately $97 thousand for our Lake Raccourci facility, as the carrying value of such facility was in excess of its fair market value subsequent to the damage it sustained during the Hurricanes.  We had no impairments of long-lived assets in 2007 or 2006.

Income Tax Expense

Included in income tax expense in 2008 is an income tax contingency of $225 thousand related to a proposed adjustment to our federal tax liability for the calendar year 2005.  See Note 9 – Income Taxes from Item 1 of the Consolidated Financial Statements for further discussion.  We had no related income tax contingencies in 2007 or 2006.

Accrual of Dividends related to Preferred Stock

All of our preferred stock issues contain dividend provisions. Dividends related to all of our preferred stock are cumulative and may be paid in cash or common stock at our option, depending on the respective preferred agreement. We accrue the dividends at their cash liquidation value and reflect the accrual of dividends as a reduction to net income (loss) to arrive at net income (loss) attributed to common stock. Accruals of dividends related to preferred stock for each of the three years ended December 31, 2008 are as follows:

	2008	2007	2006
Series G1	$13,000	$13,000	$13,000
Series G2	8,000	8,000	8,000
Series G4	-	-	-
Series J	-	-	-
Series L	-	-	-
Series M	284,000	196,000	183,000
Total	$305,000	$217,000	$204,000

Payments of Preferred Stock Dividends and Preferred Stock Modifications

At December 31, 2008, 2007 and 2006, the following shares of our Preferred Stock issuances were outstanding:

Series G1	1,600
Series G2	1,000
Series M	44,000
Total	46,600

Payment of Preferred Stock Dividends -- During 2008, 2007 and 2006, we paid the accrued dividends related to preferred stock for the Series G1 and G2 Preferred with shares of our common stock issuing approximately 249, 83 and 165 shares, respectively, of our common stock as payment for the accrued dividends related to the Series G1 and G2 Preferred. The difference between the fair value of the shares of our common stock and the carrying value of the dividend liability, net of withholding taxes paid on behalf of the preferred shareholders, is considered a debt extinguishment gain of $29 thousand, $9 thousand and $15 thousand in 2008, 2007 and 2006, respectively, and is reflected as payment of preferred stock dividends as an increase to net income (loss) to arrive at net income (loss) attributed to common stock.

Modification of Preferred Stock and Common Stock Warrants – During 2006, as a result of renegotiated terms of the Series M Preferred and common stock warrants held by holders of our Series M Preferred and Series L Preferred, we recorded a charge totaling $1.3 million as a modification of preferred stock and common stock warrants as an increase to net loss to arrive at net loss attributable to common shareholders in the consolidated statement of operations in 2006. See Note 12 – “Stockholders’ Equity”, Note 10 - “Redeemable Preferred Stock” and Note 11 – “Common Stock Warrants” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8 for further discussion.

During the three years ended December 31, 2008, the accounting for the modification and payment of dividends of our Preferred Stocks and Common Stock Warrants were reflected as either increases or decreases to net income (loss) attributed to common stock. The net effect of these preferred stock modifications and payments of preferred stock dividends for the three years ended December 31, 2008 is as follows:

	2008	2007	2006
Series G1	$18,000	$6,000	$10,000
Series G2	10,000	3,000	5,000
Series M	(85,000)	(56,000)	70,000
Series L Warrants	-	-	(700,000)
Series M Warrants	-	-	(570,000)
Total	$(57,000)	$(47,000)	$(1,185,000)

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

(Thousands of dollars)	December 31, 2008	December 31, 2007
Current ratio	5.77 to 1	5.48 to 1
Working capital	$16,102	$24,533
Total debt	$-	$-
Total cash and marketable securities less debt	$15,219	$25,581
Stockholders’ equity	$59,904	$99,766
Total liabilities to equity	0.15 to 1	0.11 to 1
Working capital is the difference between current assets and current liabilities.

The decreases in our cash and our working capital as of December 31, 2008 as compared to December 31, 2007 are primarily due to our realized net trading losses of $5.1 million, the repair costs for our oil and gas properties damaged by the hurricanes, and treasury purchases of our common shares for $4.4 million.  We have no debt outstanding as of December 31, 2008.

As we exited 2008, oil and natural gas prices had declined sharply from their recent record levels. However, we do not expect our liquidity levels to be significantly impacted by these recent events. We have a cash and marketable securities balance of approximately $15 million at December 31, 2008. We also anticipate our operating cash flow and other capital resources, if needed, will adequately fund our planned capital expenditures and other capital uses over the near-term.  Based on industry outlook for 2009, prices for oil and natural gas are expected to remain reduced as compared to the prior year with the perception of future worldwide demand being altered by turmoil in the financial markets and diminished economic outlook.   However, due to cost-cutting measures, we have budgeted our 2009 operations to remain cash-flow positive, even at current market pricing.

We may continue to deploy cash into long-term investments or seek to raise financing through the issuance of debt, equity and convertible debt instruments, if needed, for utilization for acquisition, development or investment opportunities as they arise. We may reduce our ownership interest in Spitfire’s and Global’s common shares through strategic sales under certain conditions.

At December 31, 2008, if our remaining convertible preferred stock were converted, we would be required to issue the following amounts of our common stock:

Instrument	Conversion Price (a)	Shares of Common Stock Issuable at December 31, 2008
Series M Preferred	$13.22	332,829
Series G1 Preferred	$280.00	571
Series G2 Preferred	$67.20	1,488
Common Stock Potentially Issued Upon Conversion / Exercise		334,888

(a) Certain conversion prices are subject to adjustment under certain circumstances

Significant Ownership of our Stock

As of December 31, 2008, Lyford beneficially owned approximately 34% of the combined voting power of our common stock.  Lyford is in a position to exercise significant influence over the election of our board of directors and other matters.

Cash Flows

Net cash flow used by operating activities during 2008 was $7.3 million, as compared to net cash provided of $12.5 million in 2007. The decrease in cash flow provided by operating activities as compared to the prior year was primarily caused by our net trading losses in 2009 of $5.1 million and an increase in short-term marketable securities of $9.5 million along with the fact that the prior year period benefited from a $5.0 million increase in cash flow from operations from the liquidation of short-term marketable securities. Our cash and marketable securities on hand at December 31, 2008 totaled approximately $15.2 million.

Net cash used in financing activities during 2008 and 2007 totaled approximately $4.6 million and $885 thousand, respectively, due primarily to treasury repurchases of our common stock. Net cash used in investing activities during 2008 totaled approximately $8 million and was primarily comprised of approximately $6.9 million in capital expenditures, $77 thousand in net purchases of shares of Spitfire; partially offset by approximately $337 thousand of proceeds from the sale of other assets in 2008 and $1.3 million received from the sale of available for sale common stock investments.

Obligations and Commitments

Oil, Natural Gas and Coalbed Methane Commitments – During 2008, we expended approximately $6.9 million of capital expenditures and workovers in the United States. The majority of these capital expenditures were associated with development drilling in the Creole and N.W. Speaks fields in south Texas, as well as the development of our coalbed methane Indiana Posey Prospect. In 2009, we anticipate limiting our capital expenditures while oil and natural gas prices remain low.  Industry-wide drilling costs have yet to reduce in comparison to the dramatic drop in commodity prices.  We expect to fund our capital expenditures with available cash on hand and through projected cash flow from operations. Possible continued weakening commodity prices, a decline in drilling success or substantial delays in bringing on production shut-in from the Hurricanes will cause reduced projected expenditures for 2009.  However, our future capital expenditures for 2009 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in us losing certain prospect acreage or reducing our interest in future development projects.

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

We recognize the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. At December 31, 2008, our asset retirement obligation liability totaled approximately $5.4 million.

From time to time, we provide for reserves related to contingencies when a loss is probable and the amount is reasonably estimable.

Consolidated Contractual Obligations – The following table presents a summary of our consolidated contractual obligations and commercial commitments as of December 31, 2008 (in thousands):

	Payments Due by Period
Contractual Obligations	2009	2010	2011	2012	Thereafter	Total
Office Leases	$182	$189	$78	$-	$-	$449

Oil, Gas and Coalbed Methane Commitments (1)	-	-	-	-	-	-

Asset Retirement Obligation	66	180	9	71	5,146	5,472

Total Contractual Cash Obligations	$248	$369	$87	$71	$5,146	$5,921

(1) Our 2009 capital expenditures are discretionary and, as a result, will be curtailed if sufficient funds are not available.

In addition to the above commitments, during 2009 and afterward, government authorities under our Louisiana state leases and other operators may also request us to participate in the cost of drilling additional exploratory and development wells. We may fund these future expenditures at our discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on factors out of our control, such as the timing of the request, the depth of the wells and the location of the property. As of December 31, 2008, we had no material purchase obligations.

Off-Balance Sheet Arrangements -- As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2008, we were not involved in any unconsolidated SPE transactions. We have no off-balance sheet arrangements.

Treasury Stock –  In October 2005, our Board of Directors authorized a stock repurchase program allowing us to buyback a total of 1.2 million shares of our common stock (adjusted for the 2007 reverse stock split).  During 2007, we repurchased 69 thousand shares of our common stock in the open market at a cost of approximately $679 thousand pursuant to our repurchase program. In 2007, we cancelled these shares.  At December 31, 2007, we held no shares of treasury stock.

During 2008, we repurchased 507 thousand shares of our common stock in the open market at a cost of approximately $4.4 million pursuant to our repurchase program. In 2008, we cancelled 500 thousand of these shares.  At December 31, 2008, we held 6,869 shares of treasury stock, and approximately 237 thousand shares remained available for repurchase under our repurchase program.

Subsequent Event – In January 2009, our Board of Directors authorized an amendment to the existing repurchase plan allowing us to buyback an additional 1.0 million shares of our common stock.  Currently, we are authorized to repurchase up to 1,237,280 shares under our repurchase program.

Adequacy of Capital Sources and Liquidity

We believe that we have the ability to provide for our 2009 operational needs, our planned capital expenditures and possible investments for 2009 through projected operating cash flow, cash and marketable securities on hand, and our ability to raise capital. Our operating cash flow would be adversely affected by continued declines in oil and natural gas prices, which can be volatile.  Should projected operating cash flow decline, we may further reduce our capital expenditures program and possible investments and/or consider the issuance of debt, equity and convertible debt instruments, if needed, for utilization for the capital expenditure program or possible energy-based investment opportunities.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our oil and gas operations are exposed to market risks primarily as a result of changes in commodity prices.  Our derivative activities are subject to the management, direction and control of our Investment Committee (IC). In 2008, the IC was composed of our chief executive officer, the chairman of our board of directors, and one third-party consultant. Our risk management policies limit the exposure for investments made through our trading activities to $20 million.

Equity Price Risk - Other derivative instruments are used for trading purposes to capitalize on volatility and to increase the return or minimize the risk of our trading portfolio. These financial instruments are entered into through a registered broker and are traded on domestic exchanges.  At December 31, 2008, we had terminated all of our common stock derivative contracts used for trading purposes; therefore we had no total potential obligations or exposure associated with such instruments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements appear on pages 43 through 78 in this Annual Report.

Page

Report of Independent Registered Public Accounting Firms	43

Consolidated Balance Sheets -- December 31, 2008 and 2007	44

Consolidated Statements of Operations --
Years ended December 31, 2008, 2007 and 2006	45

Consolidated Statements of Stockholders’ Equity --
Years ended December 31, 2008, 2007 and 2006	46

Consolidated Statements of Cash Flows --
Years ended December 31, 2008, 2007 and 2006	47

Notes to Consolidated Financial Statements	48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
HKN, Inc.

We have audited the consolidated balance sheets of HKN, Inc as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HKN, Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HKN, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 19, 2009 expressed an unqualified opinion on the effectiveness of HKN, Inc.’s internal control over financial reporting.

HEIN & ASSOCIATES LLP

Dallas, Texas
February 19, 2009

HKN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

Assets	December 31,	December 31,
	2008	2007

Current Assets:
Cash and temporary investments	$5,722	$25,581
Marketable securities (Treasury bills)	9,497	-
Margin deposits held by broker	-	123
Accounts receivable, net	3,778	3,670
Prepaid expenses and other current assets	482	641
Total Current Assets	19,479	30,015

Unevaluated oil and gas properties	4,874	7,768
Evaluated oil and gas properties, net	29,628	44,410
Other equipment, net	856	1,080
Property and Equipment, net	35,358	53,258

Investment in Global	11,824	19,824
Investment in Spitfire, equity method	1,820	6,517
Other Assets, net	292	851
	$68,773	$110,465

Liabilities and Stockholders' Equity

Current Liabilities:
Trade payables	$639	$1,013
Accrued liabilities and other	1,826	2,970
Income Tax Contingency	225	-
Derivative liabilities	-	61
Revenues and royalties payable	687	1,438
Total Current Liabilities	3,377	5,482

Asset Retirement Obligation	5,472	5,187
Deferred Income Taxes	20	20
Preferred Stock Dividends	-	10
Total Liabilities	8,869	10,699

Commitments and Contingencies (Note 19)

Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $160 thousand liquidation value
700,000 shares authorized; 1,600 shares outstanding	2	2
Series G2 Preferred Stock, $1.00 par value; $100 thousand liquidation value
100,000 shares authorized; 1,000 shares outstanding	1	1
Series M Preferred Stock, $1.00 par value; $4.4 million liquidation value
50,000 shares authorized; 44,000 shares outstanding	44	44
Common stock, $0.01 par value; 24,000,000 shares authorized;
9,268,253 and 9,768,261 shares issued, respectively	93	98
Additional paid-in capital	442,642	446,973
Accumulated deficit	(385,171)	(358,063)
Accumulated other comprehensive income	2,312	10,711
Treasury stock, at cost, 6,869 and 0 shares held, respectively	(19)	-
Total Stockholders’ Equity	59,904	99,766
	$68,773	$110,465

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

HKN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for share and per share amounts)

	Year Ended December 31,
	2008	2007	2006

Revenues and other:
Domestic oil and gas operations	$22,206	$20,419	$23,150
International oil and gas operations	-	-	3,743
Trading revenues (losses), net	(5,148)	680	315
Interest and other income	2,465	3,199	3,065
	19,523	24,298	30,273
Costs and Expenses:
Domestic oil and gas operating expenses	10,801	8,648	9,733
International oil and gas operating expenses	-	-	1,260
General and administrative expenses (including share-based compensation expense of ($0, $0, and $2,184 respectively)	5,533	5,844	9,022
Depreciation, depletion, amortization and accretion	5,224	6,107	10,624
Equity in losses (gains) of Spitfire	(196)	50	-
Impairment of facilities	97	-	-
Impairment of investment in Spitfire	4,618	-	-
Full cost impairment	19,906	-	-
Interest expense and other losses	219	390	386
	46,202	21,039	31,025
Income (loss) from continuing operations before income taxes	$(26,679)	$3,259	$(752)
Income tax expense	275	30	187

Income (loss) from continuing operations before minority interest	$(26,954)	$3,229	$(939)
Minority interest of consolidated company	208	-	2,175
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(26,746)	$3,229	$1,236
Loss from discontinued operations, net of taxes	-	-	(1,223)
Cumulative effect of a change in accounting principle	-	-	(868)
Net income (loss)	$(26,746)	$3,229	$(855)
Accrual of dividends related to preferred stock	(305)	(217)	(204)
Payments of dividends and modification of preferred stock and common stock warrants	(57)	(47)	(1,185)
Net income (loss) attributed to common stock	$(27,108)	$2,965	$(2,244)
Basic and diluted net income (loss) per common share:
Net income (loss) per common share from continuing operations before cumulative effect of change in accounting principle	$(2.83)	$0.30	$(0.02)
Discontinued operations	-	-	(0.12)
Cumulative effect of change in accounting principle	-	-	(0.09)
Net income (loss) per common share	$(2.83)	$0.30	$(0.23)
Weighted average common shares outstanding	9,587,952	9,799,332	9,952,742

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

HKN, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)

								Accumulated
					Additional			Other
	Preferred Stock			Common	Paid-In	Treasury	Accumulated	Comprehensive
	G1	G2	M	Stock	Capital	Stock	Deficit	Income	Total

Balance, December 31, 2005	$2	$1	$50	$100	$448,779	$-	$(358,784)	$119	$90,267

Adjustment of preferred stock and common stock warrant terms	-	-	-	-	1,147	-	(1,147)	-	-
Conversions of preferred stock to common stock	-	-	(6)	-	13	-	-	-	7
Conversions of common stock warrants to common stock	-	-	-	-	41	-	-	-	41
Accrual of preferred stock dividends	-	-	-	-	-	-	(204)	-	(204)
Issuance of preferred stock dividends	-	-	-	-	2	-	(38)	-	(36)
Options exercised for common stock of consolidated company	-	-	-	-	139	-	-	-	139
Treasury stock repurchase	-	-	-	-	-	(2,573)	-	-	(2,573)
Treasury stock retirements	-	-	-	-	(903)	903	-	-	-
Comprehensive income:
Net loss	-	-	-	-	-	-	(855)	-
Unrealized holding gain on available for sale investments								12,333
Reclassification of holding gain on available for sale investment into earnings								(101)
Unrealized foreign currency gain								5,983
Total comprehensive income									17,360
Balance, December 31, 2006	$2	$1	$44	$100	$449,218	$(1,670)	$(361,028)	$18,334	$105,001

Accrual of preferred stock dividends	-	-	-	-	-	-	(264)	-	(264)
Issuance of preferred stock dividends	-	-	-	-	1	-	-	-	1
Reverse stock split	-	-	-	-	(10)	-	-	-	(10)
Treasury stock repurchase	-	-	-	-	-	(679)	-	-	(679)
Treasury stock retirements	-	-	-	(2)	(2,347)	2,349	-	-	-
Equity in stock issuances by Spitfire	-	-	-	-	111	-	-	-	111
Comprehensive loss:
Net income	-	-	-	-	-	-	3,229	-
Unrealized holding loss on available for sale investments								(8,469)
Reclassification of holding loss on available for sale investment into earnings								207
Unrealized foreign currency gain								639
Total comprehensive loss									(4,394)
Balance, December 31, 2007	$2	$1	$44	$98	$446,973	$-	$(358,063)	$10,711	$99,766

Accrual of preferred stock dividends	-	-	-	-	-	-	(362)	-	(362)
Issuance of preferred stock dividends	-	-	-	-	2	-	-	-	2
Treasury stock repurchase	-	-	-	-	-	(4,404)	-	-	(4,404)
Treasury stock retirements	-	-	-	(5)	(4,380)	4,385	-	-	-
Equity in stock issuances by Spitfire	-	-	-	-	47	-	-	-	47
Comprehensive loss:
Net loss	-	-	-	-	-	-	(26,746)	-
Unrealized holding loss on available for sale investments								(2,172)
Unrealized foreign currency loss								(6,227)
Total comprehensive loss									(35,145)
Balance, December 31, 2008	$2	$1	$44	$93	$442,642	$(19)	$(385,171)	$2,312	$59,904

The accompanying Notes to Consolidated Financial Statements
are an integral part of these Statements.

HKN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended
	2008	2007	2006

Cash flows from operating activities:
Net income (loss)	$(26,746)	$3,229	$(855)
Adjustments to reconcile net income (loss) to net cash
(used) provided by operating activities:
Depreciation, depletion, amortization and accretion	5,224	6,107	10,624
Loss (gain) on trading investments	1,338	91	(133)
Loss (gain) on trading derivatives	3,810	(779)	(252)
Share-based compensation	-	-	2,184
Equity in (gains) losses of Spitfire	(196)	50	-
Impairment of investment in Spitfire	4,618	-	-
Impairment of facilities	97	-	-
Full cost impairment	19,906	-	-
Operating cash flows from discontinued operations	-	-	1,223
Cumulative effect of a change in accounting principle	-	-	868
Minority interest	(208)	-	(2,175)
Other	(224)	(117)	448
Change in operating assets and liabilities:
Decrease (increase) in marketable securities	(9,497)	5,000	10,000
Decrease in accounts receivable and other	537	4,211	4,228
Decrease (increase) in margin deposits posted with brokers	123	587	(710)
(Decrease) increase in derivative liabilities	(3,872)	388	823
Decrease in trade payables and other	(2,231)	(6,299)	(2,810)
Net cash (used) provided by operating activities	(7,321)	12,468	23,463

Cash flows from investing activities:
Net proceeds from sales of assets	337	1,281	2,941
Capital expenditures	(6,896)	(10,867)	(20,128)
Deconsolidation of Global	-	-	(4,282)
Cash received from redemption of IBA preferred shares	-	-	7,500
Sales of investments	2,265	1,530	1,303
Purchase of available for sale investments	(3,603)	-	(2,823)
Purchase of common shares in Spitfire	(77)	(3,900)	(2,015)
Net cash used in investing activities	(7,974)	(11,956)	(17,504)

Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	-	-	41
Proceeds from capital contributions to Canergy Growth Fund	400	-	-
Proceeds from capital contributions to Canergy Management Company	100	-	-
Disbursements of capital contributions from Canergy Growth Fund	(241)	-	-
Disbursements of capital contributions from Canergy Management Company	(51)	-	-
Payments of preferred dividends	(368)	(196)	(232)
Cash paid for partial shares in reverse split	-	(10)	-
Treasury shares purchased	(4,404)	(679)	(2,296)
Net cash used in financing activities	(4,564)	(885)	(2,487)

Net (decrease) increase in cash and temporary investments	(19,859)	(373)	3,472
Cash and temporary investments at beginning of year	25,581	25,954	22,482
Cash and temporary investments at end of year	$5,722	$25,581	$25,954

The accompanying Notes to Consolidated Financial Statements
are an integral part of these Statements.

HKN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HKN, Inc. (HKN) (a Delaware Corporation) is an independent energy company engaged both in the development and production of crude oil, natural gas and coalbed methane assets and in the management of investments in energy industry securities. We also seek to invest in additional energy-based growth opportunities.  Our crude oil and natural gas operations consist of development and production efforts in the United States, principally in the onshore and offshore Gulf Coast regions of South Texas and Louisiana, as well as coalbed methane exploration and development activities in Indiana and Ohio. At December 31, 2008, we held an investment in Global Energy Development PLC (“Global”) through our ownership of approximately 34% of Global’s ordinary shares which we account for as a cost method investment.  Global is a petroleum exploration and production company focused on Latin America.  Global’s shares are traded on the AIM, a market operated by the London Stock Exchange.

At December 31, 2008, we also held an investment in Spitfire Energy Ltd. (“Spitfire”) through the ownership of approximately 27% of Spitfire’s currently outstanding common shares. Spitfire is an independent public company (TSX-V; SEL) actively engaged in the exploration, development and production of crude oil, natural gas and natural gas liquids in Western Canada.  Our consolidated financial statements retroactively reflect the effect of the change in the accounting for our investment in Spitfire from the cost method to the equity method. This accounting change was required subsequent to our purchase of additional Spitfire common shares for investment purposes in August 2007. There was no impact to our December 31, 2006 income statement as a result of this change. Please see Note 3 - Equity Investment in Spitfire Energy for further discussion.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates are required for proved oil and gas reserves which, as described in Note 5 – Oil and Gas Properties, may have a material impact on the carrying value of oil and gas property. Actual results could differ from those estimates and such differences could be material. Certain prior year amounts have been reclassified to conform with the 2008 presentation.

Consolidation of Variable Interest Entity - In May 2008, we created Canergy Growth Fund LLC (“Canergy Growth Fund”), a U.S. Virgin Islands non-registered investment fund, to invest in a segment of the global energy industry, the Canadian junior oil and gas market. Capital contributions into the Canergy Growth Fund were $2.4 million (HKN investment of $2 million and one third-party investment of $400 thousand). See Note 2 - Investments for further discussion.

Also in May 2008, we created Canergy Management, a U.S. Virgin Islands company, to manage the Canergy Growth Fund as well as other future possible investment opportunities. We invested $100 thousand in exchange for a 50% ownership in Canergy Management.

During October 2008, with the dramatic decline in the U.S. and foreign stock markets, and in order to avoid future additional significant losses, Canergy Growth Fund divested of all of its common stock holdings in Canadian junior oil and gas companies In addition, the third-party investor exercised their right to voluntarily withdraw from the Canergy Growth Fund and Canergy Management, and HKN is currently the sole participant in both the Canergy Growth Fund and Canergy Management.

Our investments in the Canergy Growth Fund and Canergy Management are variable interests, as defined in Financial Accounting Standards Board Interpretation (“FIN”) No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). FIN 46R requires the consolidation of a variable interest entity (“VIE”), as defined, if a company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. We have determined that our investments in the Canergy Growth Fund and in Canergy Management meet the requirements of FIN 46R, and we are the primary beneficiaries, as defined. Therefore, we have consolidated the assets, liabilities and results of operations of the Canergy Growth Fund and Canergy Management as of December 31, 2008 and for the period from May 14, 2008, the formation date, through December 31, 2008.

Statement of Cash Flows - For purposes of the Consolidated Statements of Cash Flows, we consider all highly liquid investments and treasury bills purchased with an original maturity of three months or less to be cash equivalents. We paid no cash for interest during 2008 and 2007; we paid $170 thousand cash for interest in 2006. Treasury bills with original maturities of greater than three months are classified as marketable securities. At December 31, 2008, we held approximately $9.5 million in these marketable securities.

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

Hurricane Damage Repairs – In 2008, we recognized $1.1 million as expense damages incurred from hurricanes Gustav and Ike primarily related to our insurance deductible and repair costs in excess of insured values. At December 31, 2008, our remaining insurance claim receivable was $1.4 million on our consolidated balance sheet.

Allowance for Doubtful Accounts - Accounts receivable are customer obligations due under normal trade terms. We sell our oil and gas production to companies involved in the transportation and refining of crude oil and natural gas. Our net trade receivables from our oil and gas production were approximately $2.1 million and $3.4 million at December 31, 2008 and 2007, respectively. We perform continuing credit evaluations of our customers’ financial condition and although we generally do not require collateral, letters of credit may be required from our customers in certain circumstances.

Senior management reviews accounts receivable to determine if any receivables will potentially be uncollectible. We include provisions for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, we believe the allowance for doubtful accounts as of December 31, 2008 is adequate. However, actual write-offs could exceed the recorded allowance. At December 31, 2008 and 2007, we had recorded allowances of $81 thousand and $40 thousand, respectively.

Comprehensive Income (Loss) – Comprehensive income (loss) includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Our total comprehensive income (loss) is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Net income (loss)	$(26,746)	$3,229	$(855)
Foreign currency translation adjustment
on investment	(6,227)	639	5,983
Reclassification of holding loss (gain) on
available for sale investments into earnings	-	207	(101)
Unrealized (loss) gain on investments	(2,172)	(8,469)	12,333
Total comprehensive income (loss)	$(35,145)	$(4,394)	$17,360

Financial Instruments - We carry our financial instruments including cash, marketable securities, derivatives, and our investment in ordinary shares of Global at their estimated fair values. The fair values of our securities and exchange-traded derivatives are based on prices quoted in active markets, and the fair values of our commodity derivatives are based on pricing provided by our counterparties.  Our investment in ordinary shares of Global has been designated as available-for-sale. The associated unrealized gains and losses on our available-for-sale investments are recorded to other comprehensive income until realized and are reclassified into earnings using specific identification.

We have not designated any of our derivative instruments as hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” All gains and losses related to our derivative instruments are recognized in earnings.  Please see Note 7 – Derivative Instruments for additional information.

Equity Method Investments – For investments in which we have the ability to exercise significant influence but do not control, we follow the equity method of accounting.  Initial investments are recorded at cost and adjusted by our proportionate share of the investee’s earnings and capital transactions.  Our share of investee earnings are recorded to our income statement and our share of their capital transactions are recorded in our shareholders’ equity.  We evaluate these investments for other-than-temporary declines in value each quarterly period; any impairment found to be other than temporary is recorded through earnings. Please see Note 3 – Equity Investment in Spitfire for additional information.

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

Property and Equipment – We follow the full cost method of accounting for our investments in oil and natural gas properties. All costs incurred in the acquisition, exploration and development of oil and natural gas properties, including unproductive wells, are capitalized. Included in capitalized costs are general and administrative costs that are directly related with acquisition, exploration and development activities. Amortization of unevaluated property costs begins when the properties become proved or their values become impaired. Under the rules of full cost method of accounting, the net carrying value of oil and natural gas properties, reduced by the asset retirement obligation, is limited to the sum of the present value (10% discount rate) of the estimated future net cash flows from proved reserves, based on the year-end prices and costs, plus the lower of cost or estimated fair market value of unproved properties adjusted for related income tax effects.

Capitalized costs of proved oil and natural gas properties are depleted on a units of production method using proved oil and natural gas reserves. Such amortization of our domestic oil and gas properties was $2.87, $2.72 and $3.26 per equivalent Mcf produced during 2008, 2007 and 2006, respectively. Costs depleted include net capitalized costs subject to depletion and estimated future dismantlement, restoration, and abandonment costs. Estimated future abandonment, dismantlement and site restoration costs include costs to dismantle, relocate and dispose of our offshore production platforms, gathering systems, wells and related structures, considering related salvage values.

Other property and equipment, which includes computer equipment, computer hardware and software, furniture and fixtures, leasehold improvements and an automobile, is recorded at cost and is generally depreciated on a straight-line basis over the estimated useful lives of the assets, which range in periods of three to eighteen years.  Repairs and maintenance are charged to expense as incurred.

Sales of Oil and Gas Properties - We account for sales of oil and gas properties as adjustments of capitalized costs to the full cost pool, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the full cost pool. During 2008, we did not sell any oil and gas properties. During 2007, we sold certain of our oil and gas properties at auction for net cash proceeds of approximately $1.3 million and no gain or loss was recognized was recognized from the sale.

Other Assets – During 2008, we sold other assets for cash proceeds of approximately $337 thousand and recognized a gain on the sale of $182 thousand. At December 31, 2008, other assets included $287 thousand of prepaid drilling costs. At December 31, 2007, other assets included $701 thousand of prepaid drilling costs and $145 thousand for land and other property in Texas.

Provision for Asset Impairments - Assets that are used in our operations and not held for resale, are carried at cost, less accumulated depreciation and amortization.  We review our long-lived assets, other than our investment in oil and gas properties, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When evidence indicates that operations will not produce sufficient cash flows to cover the carrying amount of the related asset, and when the carrying amount of the related asset cannot be realized through sale, a permanent impairment is recorded and the asset value is written down to fair value.  As a result of the hurricane damages in late 2008, we recorded an impairment to our Lake Raccourci facilities of $97 thousand at December 31, 2008.

General and Administrative Expenses – We reflect general and administrative expenses net of operator overhead charges and other amounts billed to joint interest owners. General and administrative expenses are net of $286 thousand, $276 thousand and $250 thousand for such amounts during 2008, 2007 and 2006, respectively. Global’s share-based compensation expense, prior to their deconsolidation in 2006, is classified with general and administrative expenses. See Note 13 - Stock Option Plan for further discussion on Global’s share-based compensation expense.

Revenue Recognition - We use the sales method of accounting for natural gas and crude oil revenues. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which we are entitled based on our interests in the properties. Approximately 51% of our 2008 oil and gas production was from wells operated by outside parties. With respect to these properties, we typically receive actual sales information approximately sixty to ninety days after the date of sale on these properties. With respect to these non-operated properties, our estimates of production and revenue may differ from actual production and revenues received. Differences can create imbalances that are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under produced owner to recoup its entitled share through production.  There are no significant balancing arrangements or obligations related to our operations.

Stock Options –The following stock option information relates solely to Global’s stock option plan at March 31, 2006 prior to their deconsolidation from our financial statements. HKN and its wholly-owned subsidiaries had no stock option plans outstanding during the years ended December 31, 2008, 2007 or 2006. Effective January 1, 2006, we adopted SFAS No. 123 (R) using the modified prospective transition method and also applied the guidance found in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”). Under the modified prospective transition method, compensation cost recognized in the quarterly period ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Prior to the adoption of SFAS 123 (R), Global accounted for its stock option plans in accordance with APB 25 and related Interpretations.  Under APB 25, if the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, generally, no compensation expense is recognized.

The adoption of SFAS 123(R) resulted in a cumulative effect of a change in accounting principle on the consolidated condensed statement of operations ended December 31, 2006 for the amount of $868 thousand as an increase to net loss. We did not recognize a tax benefit from the cumulative effect adjustment because Global, the only entity impacted by SFAS 123 (R), had net operating losses which will prevent any tax benefit from being received from any exercised options. In accordance with SFAS 123(R), tax benefits and/or credits to additional paid-in capital for any additional deduction would not be recognized until the deduction actually reduces the taxes payable. Please see Note 13 - Stock Option Plan for additional information.

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

Recent Accounting Pronouncements – In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 141R and SFAS 160 will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141R retains the fundamental requirements in Statement 141 “Business Combinations” while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, and classified as a component of equity. These Statements become simultaneously effective January 1, 2009. Early adoption is not permitted. Our adoption of SFAS 141R and SFAS 160 is not expected to have a material impact on our financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on our financial condition or results of operations.

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

In June 2008, the FASB issued EITF 07-5. “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). The Issue requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock in order to determine if the instrument should be accounted for as a derivative under the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating the potential impact the adoption of EITF 07-5 will have on our consolidated financial statements.

(2)	INVESTMENTS

Investment in Canergy Growth Fund  – Fund maturity was set for March 2010, but an investor could elect to exit the Fund prior to Fund maturity.  Canergy Growth Fund was provided research by Bryan Mills Iradesso, a Calgary and Toronto based financial public relations firm focused on the oil and gas industry, under an exclusive service contract.  Capital contributions into the Canergy Growth Fund were $2.4 million (HKN investment of $2 million, representing 83% of the capital contributed, and one third-party investment of $400 thousand, representing 17% of the capital contributed). All intercompany balances and transactions between Canergy Growth Fund and Canergy Management have been eliminated from our consolidated financial statements.

Canergy Growth Fund’s investments were designated as available for sale.  During October 2008, Canergy Growth Fund divested of all of its common stock holdings in Canadian junior oil and gas companies. The Canergy Growth Fund recognized realized net losses on investments of $804 thousand and $98 thousand of foreign currency translation losses on the sales of these investments, which amounts are included within trading revenues in our consolidated statement of operations for the period ended December 31, 2008. The Canergy Growth Fund Total Return Ratio as of December 31, 2008 was (40%).  All other income and expenses related to the Canergy Growth Fund were negligible as of December 31, 2008.

In addition, the third-party investor exercised their right to voluntarily withdraw from the Canergy Growth Fund resulting in a capital distribution of $241 thousand in October 2008. HKN is currently the sole participant in the Canergy Growth Fund.

Investment in Canergy Management –From inception in May 2008 through December 31, 2008, Canergy Management recorded general and administrative expenses for start-up operations of $154 thousand which are included in our consolidated statement of operations.

In addition, the third-party investor exercised their right to voluntarily withdraw from Canergy Management, resulting in a capital distribution of $51 thousand in October 2008. HKN is currently the sole participant in Canergy Management.

Marketable Securities – Our marketable securities at December 31, 2008 consisted of $9.5 million in Treasury bills with original maturities of six months. These investments were recorded at their fair value at the balance sheet date. There were no significant gains or losses on these securities for any period covered by this report. We had no similar instruments outstanding at December 31, 2007.

Available-for-Sale Investments – Our available-for-sale investments included our investment in common shares of Global, our investments in common shares of Canadian energy companies within the Canergy Growth Fund as well as investments in common shares of other publicly traded entities.  These available-for-sale investments are described below.

Available for Sale Investments, current – Investments in equity securities that do not qualify as trading investments and are likely to be sold within a year are classified as current available-for-sale investments.  At December 31, 2008 and 2007, we carried no similar investments on our Consolidated Balance Sheet and carried no related unrealized gains or losses within other comprehensive income.

During 2008, we purchased investments in common shares of Canadian energy companies and other publically traded companies of $3.6 million. Prior to year-end 2008, we sold all our current available-for-sale investments in common shares of Canadian energy companies and other publicly traded entities for cash proceeds of approximately $2.3 million and recognized losses on these investments of $1.4 million within trading revenues in the Consolidated Statement of Operations for the year ended December 31, 2008.

During 2007 we sold our current available-for-sale investments in common shares of other publicly traded entities for cash proceeds of approximately $1.5 million and recognized losses on these investments of $90 thousand within trading revenues in the Consolidated Statement of Operations, and reclassified $207 thousand of unrealized losses out of other comprehensive income for the year ended December 31, 2007.

During 2006 we sold available-for-sale investments in common shares of other publicly traded entities for cash proceeds of approximately $1.3 million, recognized gains on investment of $102 thousand within trading revenues in the Consolidated Statement of Operations and recorded $206 thousand in unrealized losses to other comprehensive income during the year ended December 31, 2006

Investment in Global – Our non-current available-for-sale investment consists of our ownership of approximately 34% of Global’s outstanding ordinary shares.  At December 31, 2008 and December 31, 2007, our investment in Global was equal to the market value of our 11.9 million shares of Global’s ordinary shares as follows (in thousands):

	December 31, 2008	December 31, 2007

Shares of Global Stock held by HKN	11,893,463	11,893,463
Closing price of Global Stock	£0.68	£0.84
Foreign Currency Exchange Rate	1.4619	1.9843
Market Value of Investment in Global	$11,824	$19,824

The foreign currency translation adjustment of $5.8 million and the unrealized loss on investment of $2.1 million for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the year ending December 31, 2008.  At December 31, 2008, we have total unrealized gains of $2.1 million included in other comprehensive income.

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

(3)	EQUITY INVESTMENT IN SPITFIRE ENERGY

In December 2006, we acquired 2.6 million common shares and 1.3 million warrants to acquire common shares of Spitfire through a private placement for investment purposes at a total cost of $2.3 million.  During 2007, we continued purchasing shares of Spitfire common stock in the market by acquiring 307 thousand shares at a total cost of $212 thousand.

In August 2007, we acquired an additional 8 million common shares of Spitfire through a private placement for investment purposes for $3.7 million, increasing our then ownership of Spitfire to 10.9 million shares. Subsequent to the issuance of the common shares, our common share holdings represented approximately 25% of the outstanding Spitfire common shares. Also in conjunction with this private placement, Spitfire extended the expiration date of the warrants held by us to August 1, 2010, and we obtained two seats on their board of directors.  During June 2008, our representatives on the Spitfire board of directors resigned due to scheduling and management strategy conflicts.

During 2008, we continued purchasing shares of Spitfire common stock in the market by acquiring 236 thousand shares at a total cost of $77 thousand. We reflect our additional purchases of shares in Spitfire as a step acquisition of an equity method investment. No goodwill was recorded as a result of these purchases.

As a result of our 27% ownership of Spitfire’s outstanding common shares and our ability to exert significant influence over Spitfire’s operating and financial policies, we reflect our investment in Spitfire as an equity method investment. Due to timing differences in our filing requirements and the lack of availability of financial information for the current quarterly period, we record our share of Spitfire’s financial activity on a three-month lag.

In accordance with the equity method of accounting, our investment was initially recorded at cost and adjusted to reflect our share of changes in Spitfire’s capital.  It is further adjusted to recognize our share of their earnings as they occur, rather than as dividends or other distributions are received.  Our share of their earnings would also include any other-than-temporary declines in fair value recognized during the period. Changes in our proportionate share of the underlying equity of Spitfire which result from their issuance of additional equity securities are recognized as increases or decreases in shareholders’ equity, net of any related tax effects.

Our investment in Spitfire is reported in our balance sheet at its adjusted carrying value as a non-current asset, and our earnings are reported net of tax as a single line on our income statement.  At December 31, 2008 and 2007, our carrying value of this investment was $1.8 million and $6.5 million, respectively. During 2008, the share price of Spitfire’s common stock significantly declined. As of December 31, 2008, Spitfire’s share price had declined to Can $0.20 per share. Based upon the significant deterioration of the U.S. and foreign stock markets, including the Canadian stock market, along with our significant doubt that Spitfire’s management will take needed steps to increase the market value of Spitfire in the near future, we believe our investment has experienced an other-than-temporary decline in fair value, requiring an impairment charge of $4.6 million to write down the carrying value of our investment to its market value of $1.8 million as of December 31, 2008. Further declines in Spitfire’s share price and the Canadian stock markets in the future may require additional impairment of our investment in Spitfire if these declines are deemed to be other-than-temporary.

(4)	ADOPTION OF NEW ACCOUNTING PRINCIPLE

We adopted the provisions of Statement of Financial Accounting No. 157, “Fair Value Measurements” (“SFAS 157”), on January 1, 2008 with no material impact on our consolidated statement of operations or financial condition.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability.  Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The valuation hierarchy contains three levels:

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

Our fair value measurements relate to our available-for-sale common stock investments and marketable securities in treasury bills with quoted prices in active markets. Accordingly, the fair value measurements of these securities have been classified as Level 1. Also included as a Level 1 asset at December 31, 2008 is our investment in Spitfire, which we account for under the equity method accounting (See note 3 – Equity Investment in Spitfire Energy for further discussion). Due to Spitfire’s declining share price in 2008 and our belief that this decline in value is other-than-temporary, the asset was impaired to its fair value of $1.8 million as of December 31, 2008. This fair value was derived from quoted prices in active markets and thus is classified as Level 1. The investment in Spitfire is measured at fair value under SFAS 157 on a nonrecurring basis.

Also included in our fair value measurements are our 1.3 million warrants to acquire common shares of Spitfire. We measure the fair value of our Spitfire warrants using the Black-Scholes Valuation model which incorporates observable inputs such as Spitfire’s common share price and other inputs obtained from sources independent of us.  We do however; use the historical volatility of the Spitfire common shares, that is, the volatility for the shares derived from the shares’ historical prices. Historical volatility typically does not represent current market participant expectations about future volatility.  Thus, the fair value measurements of our Spitfire warrants have been classified as Level 3.

The following table presents our marketable securities, investments in Spitfire, Global and Spitfire warrants carried at fair value as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3

Marketable securities (Treasury bills)	$9,497	$-	$-
Investment in Global (cost method)	11,824	-	-
Investment in Spitfire (equity method)	1,820	-	-
Spitfire warrants	-	-	16
Total assets at fair value	$23,141	$-	$16

The reconciliation of the fair value for our Level 3 asset, the Spitfire warrants, including net purchases and sales, realized gains and change in unrealized gains, is set out below (in thousands):

For the Year Ended
December 31, 2008

Beginning balance	$111
Total realized and unrealized losses included in earnings	(95)
Net purchases and sales	-
Ending balance	$16

On February 8, 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB 157” (FSP 157-2) which partially deferred the provisions of SFAS 157 to annual periods beginning after November 15, 2008 for non-financial assets and liabilities.  Non-financial assets include fair value measurements associated with business acquisitions and impairment testing of tangible and intangible assets.

(5)	OIL AND GAS PROPERTIES

Under full cost method of accounting, we assess realizability of unevaluated properties on at least an annual basis or when there has been an indication that an impairment in value may have occurred, such as for a relinquishment of contract acreage. Impairment of unevaluated prospects is assessed based on management’s intention with regard to future exploration and development of individually significant properties and the ability to obtain funds to finance such exploration and development. At December 31, 2008, we carried total costs of $4.8 million related to the exploration and development of our coalbed methane prospects within the Indiana Posey area in our unevaluated oil and gas properties. We anticipate our unevaluated property costs to remain as unevaluated for no longer than three years.

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

For purposes of the ceiling test, we remove the discounted present value included in our future development costs on our reserve report for which we have already booked an obligation under SFAS 143. For purposes of our depletion calculation, we include in future development costs any estimated plugging and abandonment costs, net of estimated salvage values, for proved undeveloped wells. For purposes of both of these calculations, we do not include plugging and abandonment costs in our future development costs on developed properties for which we have booked an obligation under SFAS 143.

As a result of the sharp decline in oil and gas prices in the fourth quarter of 2008, our capitalized costs of evaluated oil and gas properties exceeded the cost ceiling. Thus, we recorded an impairment of $19.9 million to our oil and gas properties.

(6)	COALBED METHANE PROJECT

Indiana Posey - In 2005 we entered into an exploration and development agreement (the “Indiana Posey Agreement”) with Indiana Posey L.P., a Texas limited partnership, for the joint exploration and development of coalbed methane within the Posey Prospect area consisting of approximately 400,000 acres in Posey, Gibson and Vanderburgh counties of Indiana.

The Indiana Posey Agreement provides for the project to be conducted in three separate phases. Our potential obligations under the Indiana Posey Agreement, if we elect to all phases of the project, include funding 100% of the initial $7.5 million in costs to carry out the joint exploration and development of the project in return for a non-operating 65% interest in the Posey Prospect Area. The Indiana Posey Agreement also provides that we are to receive an 82.5% net revenue interest. At December 31, 2008, we carried total costs of $4.8 million related to the exploration and development of our coalbed methane prospects within the Indiana Posey area in our unevaluated oil and gas properties.

Ohio Cumberland - In 2005, we entered into an exploration and development agreement (the “Ohio Cumberland Agreement”) with Ohio Cumberland, L.P., a Texas limited partnership, for the joint exploration and development of coalbed methane within the Cumberland Prospect Area consisting of approximately 400,000 acres in Guernsey, Noble, Muskingum, Washington and Morgan Counties of Ohio.

The Ohio Cumberland Agreement had an effective date of April 1, 2005 and provides for the project to be conducted in three separate phases. Our potential obligations under the Ohio Cumberland Agreement, if we elect to all phases of the project, include funding 100% of the initial $7.5 million in costs to carry out the joint exploration and development of the project in return for a non-operating 65% interest in the Cumberland Prospect Area. The Ohio Cumberland Agreement also provides that we are to receive a 82.5% net revenue interest. This Phase II project has been temporarily suspended until such time as oil and gas commodity pricing increases. All costs associated with the Ohio Cumberland Agreement, approximately $1.6 million, were reclassed to evaluated oil and gas properties in 2008. We are focusing our efforts in 2009 on the Indiana Posey Contract.

Ohio Triangle - In 2005, we also executed an agreement with Ohio Triangle, L.P. wherein we purchased a 65% non-operating working interest in additional coalbed methane acreage located in Ohio. On the Triangle Prospect Area in Ohio, the Phase I – Core work was successfully completed during 2007 with core samples being desorbed, and analyzed in late 2007. In addition, one of the core holes was permeability tested, and based upon the permeability and saturation trends, in July 2008, we elected not to proceed with Phase II development. As a result of our election and the term of the applicable agreement, our participation in this project was terminated effective July 2008. All costs associated with the Ohio Triangle Agreement, approximately $646 thousand, were reclassed to evaluated oil and gas properties in 2008.

(7)	DERIVATIVE INSTRUMENTS

Trading Derivatives- As part of our treasury activities, we engaged in the active management of investments and derivative instruments in energy industry securities traded on domestic securities exchanges. We used these derivatives as a tool to enhance investment returns or to minimize the risk in our energy industry portfolio. These derivatives are not designated as hedges under SFAS 133, and we recognize gains and losses related to these positions in current earnings.

During October 2008, we closed all of our open trading derivative positions. We currently do not hold any open trading derivative positions, but we intend to monitor the market and reinvest our cash as conditions improve and opportunities arise.  For the year ended December 31, 2008 we have included realized losses of $2.7 million related to these derivatives within trading revenues in our consolidated statement of operations. For the year ended December 31, 2007 we have included unrealized gains of $18 thousand and realized gains of $935 thousand related to these derivatives within trading revenues in our consolidated statement of operations.

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

During June 2008, we closed all of our open crude oil futures contracts. We recorded net losses related to crude oil and natural gas derivative transactions for the years ended December 31, 2008, 2007 and 2006 of $1.2 million, $182 thousand and $29 thousand. These amounts are included in trading revenues in our consolidated statement of operations.

Our purchased commodity derivatives are recorded at their estimated fair values within prepaid expenses and other current assets in the accompanying consolidated balance sheets. We do not hold any commodity contracts as of December 31, 2008. Estimated fair values of our open purchased commodity derivatives were as follows (in thousands):

					As of December 31,
Commodity	Type	Volume/Day	Duration	Price	2008	2007	2006
Natural Gas	Floor	70,000 mmbtu	Feb 07 - Sep 07	$5.00	$-	$-	$87
Crude Oil	Floor	6,000 bbls	Jan 07 - Jun 07	$50.00	-	-	9
Crude Oil	Floor	9,000 bbls	Feb 08 - Mar 08	$80.00	-	3	-
					$-	$3	$96

Our written commodity derivatives are recorded at their estimated fair values within derivative liabilities in the accompanying balance sheets. We do not hold any commodity contracts as of December 31, 2008. Estimated fair values of our open commodity written derivative liabilities as of December 31, 2008, 2007, and 2006 were as follows (in thousands):

Commodity	Type	Volume/Day	Duration	Price	2008	2007	2006
Crude Oil	Ceiling	9,000 bbls	Apr 08 - May 08	$100.00	$-	$61	$-

As of December 31, 2008, neither we nor any of our consolidated companies hold any derivative instruments which are designated as fair value hedges, cash flow hedges or foreign currency hedges. Settlements of our oil and gas commodity derivatives are based on the difference between fixed option prices and the New York Mercantile Exchange closing prices for each month during the life of the contracts. We monitor our crude oil and natural gas production prices compared to New York Mercantile Exchange prices to assure our commodity derivatives are effective hedges in mitigating our commodity price risk.

Foreign Currency Derivative Contracts - During 2008, we entered into certain foreign currency derivative instruments to mitigate the foreign currency price risk associated with our investment in Global’s ordinary shares. Our investment in Global is impacted by changes in the British Sterling Pound exchange rate to U.S. dollars. We did not designate any of our foreign currency derivatives as hedges under SFAS 133. During 2008, we closed all of our open foreign currency derivatives and we realized gains of $97 thousand.  These amounts are included in trading revenues in our consolidated statement of operations. We do not hold any foreign currency derivatives as of December 31, 2008.

For years ended December 31, 2008, 2007 and 2006, we have included the following unrealized and realized gains and losses related to our trading derivatives within trading revenues in our consolidated statement of operations (in thousands):

	For the Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006

Unrealized gain (loss) on written call positions	$-	$(50)	$50
Unrealized gain on written put positions	$-	$68	$41
Unrealized gain (loss) on written commodity calls	$37	$(37)	$-
Unrealized gain (loss) on commodity puts	$18	$(61)	$42
Realized gain (loss) on written put options	$(2,795)	$919	$127
Realized loss on crude futures	$(1,229)	$-	$-
Realized gain on foreign currency	$195	$-	$-
Realized loss on purchased commodity puts	$(16)	$(85)	$(71)
Realized gain (loss) on common stock	$(1,437)	$(90)	$102
Realized gain on written call positions	$79	$16	$24
Total trading income (loss)	$(5,148)	$680	$315

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

During 2007, we allocated $101 thousand of the purchase price from our August 2007 private placement of Spitfire to the extension of these warrants based on the relative fair value of the warrants prior to and after the modification.  The expiration date of the warrants was extended from December 19, 2008 to August 1, 2010.  We reflected these warrants at their estimated fair value of $111 thousand at December 31, 2007 in our balance sheet and included losses of $353 thousand within interest expense and other losses in our consolidated statement of operations for the year ended December 31, 2007.

At December 31, 2008, we reflect these warrants at their estimated fair value of $16 thousand in our balance sheet and included losses of $96 thousand within interest expense and other losses in our consolidated statement of operations for the year ended December 31, 2008.

(8)	ASSET RETIREMENT OBLIGATIONS

We recognize the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. A summary of our assets with required asset retirement obligations as of December 31, 2008 is as follows (in thousands):

	Asset Retirement
Asset Category	Obligation Liability	Estimated Life

Oil and gas producing properties	$3,936	0-20 years
Facilities and other property	1,536	3-27 years
	$5,472

The following table describes all changes to our asset retirement obligation liability during the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007

Asset retirement obligation at beginning of year	$5,187	$7,407
Additions during the year	45	39
Disposals during the year	(123)	(63)
Revisions of estimates	-	(2,575)
Accretion expense	363	379
Asset retirement obligation at end of year	$5,472	$5,187

During 2007, we revised our asset retirement obligation estimates due to increases in both costs and the estimated lives of our wells and facilities. We had no revisions during 2008.

(9)	INCOME TAXES

The total provision for income taxes consists of the following:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Current Taxes:
Federal	$260	$-	$-
State	15	10	-
Foreign	-	-	187
Deferred:
Federal	-	-	-
State	-	20	-
Total	$275	$30	$187

The following is a reconciliation of the reported amount of income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006 to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income:

	Year Ended December 31,
	2008	2007	2006
		(in thousands)
Statutory tax expense (benefit)	$(9,000)	$1,108	$(227)
Increase (decrease) in valuation allowance related to:
Capital losses	1,763	-	-
Net operating losses	7,229	(1,111)	656
Effect of foreign operations	-	-	496
Alternative minimum tax	35	-	-
FIN 48 accrual	225	-	-
Minority interest and other	8	3	(738)
State tax	15	30	-
Total Tax Expense	$275	$30	$187

At December 31, 2008, we had available for U.S. federal income tax reporting purposes, a net operating loss (NOL) carryforward for regular tax purposes of approximately $94 million which expires in varying amounts during the tax years 2009 through 2027, an alternative minimum tax NOL carryforward of approximately $78 million which expires in varying amounts during the tax years 2009 through 2027, and a statutory depletion carryforward of approximately $9 million which can be carried forward indefinitely to offset our future taxable income, subject to certain limitations imposed by the Internal Revenue Code.  Additionally, at December 31, 2008, we have a capital loss carryforward of approximately $101 million which will expire in 2009 and 2010. Current federal income tax law allows corporations to deduct capital losses only if they offset capital gains. In 2003, we underwent a change in ownership, within the meaning of Internal Revenue Code Section 382 that will significantly restrict our ability to utilize our domestic NOLs and capital losses.  At December 31, 2008 the company had a foreign NOL carryforward of approximately $850 thousand and a foreign capital loss carryforward of $5.2 million.

The components of our income taxes were as follows for the years ended December 31, 2008 and 2007:

	2008	2007
	(in thousands)
Deferred tax assets:
Net operating loss (NOL) carryover	$32,318	$30,379
Depletion carryover	3,094	2,550
Deferred book liabilities	1,860	1,763
Book vs. tax basis in investments	24,235	19,936
Capital loss carryover	35,835	34,351
Property and equipment	1,272	-
Deferred tax liability:
Property and equipment	-	(2,460)
Net deferred tax assets	98,614	86,519
Less valuation allowance	(98,594)	(86,499)
Net deferred tax	$20	$20

Due to the deconsolidation of Global, the related tax attributes that were associated with Global, primarily consisting of foreign net operating losses, are not reflected in the 2008 and 2007 deferred tax assets and other current year disclosures.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. The tax years 2005-2008 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.  The tax years 2004-2008 remain open for examination purposes for the Texas Franchise tax.

In May 2006, the Governor of Texas signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component.  Specifically, we are subject to a new entity level tax on the portion of our total revenue (as that term is defined in the legislation) that is generated in Texas beginning in our tax year ending December 31, 2007. Specifically, the Texas margin tax is imposed at a maximum effective rate of 0.7% of our total revenue that is apportioned to Texas.  We recorded a deferred tax liability in 2007 related to the Texas Margin Tax of $20 thousand.

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

On August 6, 2008, we received a Revenue Agent’s Report in which the Internal Revenue Service (“IRS”) proposed an adjustment to our federal tax liability for the calendar year 2005. The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company recognized gain for ACE purposes on the sale of the Global PLC stock in 2005.  In its proposed adjustment, the IRS alleges that the Company owes approximately $3.6 million in tax for the year ended December 31, 2005. Penalties and interest calculated through December 31, 2008 in the amount of $1.8 million could also be assessed. In response to the proposed adjustment and corresponding tax assessment, the Company filed a written protest and request for conference on September 5, 2008 to address the proposed adjustment with the Appeals division of the IRS.  On October 29, 2008, we received an acknowledgement of receipt of our written protest and request for conference from the IRS Appeals Office.  Pursuant to the IRS Appeals Office acknowledgement, we anticipate that office to contact us in the near term to address this matter.

FIN 48 prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  Based on the requirements of FIN 48, we have recorded an income tax contingency, including interest and penalties, as of December 31, 2008, of $225 thousand in our consolidated financial statements based, in part, on a preliminary indication of a probability-weighted fair value assessment of the Global stock. We intend to vigorously defend the proposed adjustment and strongly believe that the Company has meritorious defenses.

The following table illustrates changes in our gross unrecognized tax benefits (in thousands):

	2008	2007
Unrecognized tax benefits at January 1,	$-	$-
Increases for positions taken in current year	225	-
Decreases for positions taken in a prior year	-	-
Decreases for settlements with taxing authorities	-	-
Decreases for lapses in the applicable statute of limitations	-	-
Unrecognized tax benefits at December 31,	$225	$-

(10)	REDEEMABLE PREFERRED STOCK

Series M Convertible Preferred Stock (“Series M Preferred”) – Our Series M Preferred, which was issued in 2004, has a liquidation value of $100 per share, is non-voting and is convertible at the holders’ option into common stock at a conversion price of $13.44 per share which was later adjusted to $13.22. This conversion price is subject to continued adjustment in the event we subsequently issue shares of our common stock at a price lower than this conversion price or in response to certain transactions that are in effect equity restructuring transactions. If for any period of thirty consecutive days the average closing price of our common stock during such period trades above $16.80 per share, up to 25,000 shares of the Series M Preferred are convertible by us into freely tradable shares of our common stock at $13.22 per share. If the average daily volume weighted average price of our common stock during a period of thirty trading days equals or exceeds $20.16, we may convert all the Series M Preferred into freely tradable shares of our common stock at $13.22 per share.

Accounting for the Classification of the Series M Preferred Stock – The Series M Preferred does not contain provisions whereby redemption is deemed to be out of our control. Therefore the Series M Preferred is classified as permanent equity in the consolidated balance sheets at December 31, 2008 and 2007.

Adjustment of Series M Preferred –In 2006, we entered into an agreement with the holders of our Series M Preferred, to do the following:

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

At December 31, 2008, if our remaining convertible preferred stock was converted, we would be required to issue the following amounts of common stock:

		Shares of Common
		Stock Issuable at
Instrument	Conversion Price (a)	December 31, 2008

Series M Preferred	$13.22	332,829
Series G1 Preferred	$280.00	571
Series G2 Preferred	$67.20	1,488
Common Stock Potentially Issued Upon Conversion		334,888

(a) Certain conversion prices are subject to adjustment under certain circumstances.

(11)	COMMON STOCK WARRANTS

In September 2008 our Series L common stock warrants and Series M common stock warrants expired, and as a result, we no longer have common stock warrants as of December 31, 2008.

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

(12)	STOCKHOLDERS’ EQUITY

Common Stock – We have authorized 24 million shares of $.01 par common stock. At December 31, 2008 and 2007, we had 9,268,253 and 9,768,261 shares, respectively, issued and outstanding. Dividends may not be paid to holders of our common stock prior to the satisfaction of all dividend obligations related to our Series G1, Series G2 and Series M Preferred stock.

Reverse Stock Split – In June 2007, we affected a one-for-22.4 reverse stock split that has been retroactively reflected in the consolidated financial statements.

Treasury Stock – In October 2005, our Board of Directors authorized a stock repurchase program allowing us to buyback a total of 1.2 million shares of our common stock (adjusted for the 2007 reverse stock split).  During 2007, we repurchased 69 thousand shares of our common stock in the open market at a cost of approximately $679 thousand pursuant to our repurchase program. In 2007, we cancelled these shares.  At December 31, 2007, we held no shares of treasury stock.

During 2008, we repurchased 507 thousand shares of our common stock in the open market at a cost of approximately $4.4 million pursuant to our repurchase program. In 2008, we cancelled 500 thousand of these shares.  At December 31, 2008, we held 6,869 shares of treasury stock, and approximately 237 thousand shares remained available for repurchase under our repurchase program.

Subsequent Event – In January 2009, our Board of Directors authorized an amendment to the existing repurchase plan allowing us to buyback an additional 1.0 million shares of our common stock.  Currently, we are authorized to repurchase up to 1,237,280 shares under our amended repurchase program.

Series G1 Convertible Preferred Stock - During 2008, a total of approximately 69 shares of our common stock were issued to holders of Series G1 Preferred as payment for dividends. During 2007, a total of approximately 23 shares of our common stock were issued to holders of Series G1 Preferred as payment for accrued dividends of $6 thousand in arrears.  At December 31, 2008 and 2007, there were 1,600 shares of Series G1 Preferred issued and outstanding.

Series G2 Convertible Preferred Stock - During 2008, a total of approximately 180 shares of our common stock were issued to holders of Series G2 Preferred as payment dividends.  During 2007, a total of approximately 60 shares of our common stock were issued to holders of Series G2 Preferred as payment for accrued dividends of $4 thousand in arrears.  At December 31, 2008 and 2007, there were 1,000 shares of Series G2 Preferred issued and outstanding.

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

Series M Convertible Preferred Stock – During 2008 and 2007, we paid $284 thousand and $196 thousand, respectively, in preferred dividends.

The number of common and preferred shares outstanding and shares held in treasury during 2008 and 2007 are as follows:

	Number of Shares
Description	Preferred G1	Preferred G2	Preferred M	Common	Treasury
Balance as of December 31, 2006	1,600	1,000	44,000	9,972,361	134,308
Issuances of preferred stock dividends	-	-	-	83	-
Reverse stock split-cash in lieu payments	-	-	-	(911)	-
Treasury Stock repurchase	-	-	-	-	68,964
Treasury Stock cancellation	-	-	-	(203,272)	(203,272)
Balance as of December 31, 2007	1,600	1,000	44,000	9,768,261	-
Issuances of preferred stock dividends	-	-	-	249	-
Treasury Stock repurchase	-	-	-	-	507,126
Treasury Stock cancellation	-	-	-	(500,257)	(500,257)
Balance as of December 31, 2008	1,600	1,000	44,000	9,268,253	6,869

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

In April 2008, we amended the Rights Agreement. Under this amendment, the expiration of the Rights was extended ten years, from April 6, 2008 to April 6, 2018. We will generally be entitled to redeem the Rights in whole, but not in part, at $.01 per Right, subject to adjustment.  No Rights were exercisable under the Rights Agreement at December 31, 2008. The terms of the Rights generally may be amended by us without the approval of the holders of the Rights prior to the public announcement by us or an Acquiring Person that a person has become an Acquiring Person.

(13)	STOCK OPTION PLAN

We have deconsolidated Global’s operations from our consolidated financial statements. See Note 2 – Investments for further discussion. Global’s operations for the quarter ended March 31, 2006 prior to this deconsolidation remain included in our consolidated financial statements. At December 31, 2008, 2007 and 2006, we had no outstanding stock options. The following stock option information relates solely to Global’s stock option plan at March 31, 2006 prior to their deconsolidation.

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

During the three months ended March 31, 2006, Global recognized total share-based compensation expense of approximately $2.2 million included in general and administrative expenses, in the consolidated statement of operations attributable to the unexercised Global options.

For the three months ending March 31, 2006, the fair value assumptions used were estimated at the quarter-end date using the Black-Scholes option-pricing method described above with the following criteria:

	For the Three Months Ended March 31, 2006
Date of grant (A)	Historical volatility	Expected option term	Risk-free interest rate	Fair value

Jan. 31, 2002	50.22%	3.44	4.83	£2.41
Aug. 30, 2002	50.22%	1.75	4.83	£2.33
Dec. 3, 2004	50.22%	2.86	4.86	£1.67
Dec. 3, 2005	50.22%	3.01	4.86	£1.15

(A) The expected dividend rate for all grants in both periods presented is 0%.

(14)	RELATED PARTY TRANSACTIONS

There were no related party transactions during 2008, 2007 and 2006.

(15)	DISCONTINUED OPERATIONS

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

	Years Ended December 31,
	2008	2007	2006
	(in thousands)

Sales and other revenues from discontinued operations	$-	$-	$19

Loss from discontinued operations before income tax expense	-	-	(1,207)
Income tax expense	-	-	(16)
Loss from discontinued operations, net	$-	$-	$(1,223)

(16)	OTHER INFORMATION

 Quarterly Data -- (Unaudited) – The following tables summarize selected quarterly financial data for 2008 and 2007 expressed in thousands, except per share amounts:

	Quarter Ended				Total
	March 31	June 30	September 30	December 31	Year
2008
Revenues and other	$6,280	$7,072	$5,606	$565	$19,523
Net income (loss)	1,114	2,358	(3,204)	(27,014)	(26,746)
Net income (loss) attributed to common stock	1,053	2,256	(3,276)	(27,141)	(27,108)
Basic and diluted income (loss) per common share	$0.11	$0.23	$(0.34)	$(2.83)	$(2.83)

2007
Revenues and other	$5,810	$6,181	$6,024	$6,283	$24,298
Net income	433	1,365	972	459	3,229
Net income attributed to common stock	384	1,301	923	357	2,965
Basic and diluted income per common share	$0.04	$0.13	$0.09	$0.04	$0.30

Significant Customers – In 2008, we had three domestic purchasers of our Gulf Coast production which represented approximately 56% of our consolidated revenues.  We do not feel that the loss of a significant purchaser would significantly impact our operations due to the availability of other potential purchasers for our oil and gas production.

Operating Segment Information – We engage primarily in oil and gas exploration, exploitation, development and production activities in the onshore and offshore Gulf Coast regions of South Texas and Louisiana as well as coalbed methane exploration and development activities in Indiana and Ohio.  Our coalbed methane and oil and gas operations efforts in the United States are managed and evaluated by us as one operation. We operate primarily through traditional ownership of mineral interests in the various states in which we operate. We, through our treasury activities, also engaged in the active management of investments in energy industry securities traded on domestic securities exchanges.

In second quarter 2008, we created two new operating segments to reflect the consolidation of the Canergy Fund and Canergy Management. Please see Note 2 – Investments for further discussion.

We combine our management and administrative functions, and we no longer divide our operations into separate segments. Our exploration, development and production efforts in the United States are managed and evaluated by us as one operation.

In 2006, we had an operating segment which consisted of our investment in Global which was consolidated in our financial statements through the first quarter of 2006.  At April 1, 2006, Global was deconsolidated from our financial statements.  Please see Note 2 – Investments for further discussion.

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

See Note 18 – Oil and Gas Disclosures for geographic information regarding our long-lived assets.  Our financial information, expressed in thousands, for our operating segments is as follows for each of the three years in the period ended December 31, 2008:

	For the Twelve Months Ended December 31, 2008
		Canergy	Canergy
	HKN	Fund	Management	Global	Consolidated

Oil and gas revenues	$22,206	$-	$-	$-	$22,206
Trading revenues	(4,344)	(804)	-	-	(5,148)
Interest and other income	2,457	8	-	-	2,465
Oil and gas operating expenses	(10,801)	-	-	-	(10,801)
General and administrative expenses	(5,378)	(1)	(154)	-	(5,533)
Depreciation, depletion, amortization and accretion	(5,224)	-	-	-	(5,224)
Other losses, net	(121)	(98)	-	-	(219)
Equity in earnings of Spitfire	196	-	-	-	196
Impairment of investment in Spitfire	(4,618)	-	-	-	(4,618)
Impairment of facilities	(97)	-	-	-	(97)
Full cost impairment	(19,906)	-	-	-	(19,906)
Income tax expense	(275)	-	-	-	(275)
Minority Interest	-	159	49	-	208
Segment loss from continuing operations	$(25,905)	$(736)	$(105)	$-	$(26,746)
Capital Expenditures	6,896	-	-	-	6,896
Total Assets	68,773	2	(2)	-	68,773
Equity investment in Spitfire	1,820	-	-	-	1,820

	For the Twelve Months Ended December 31, 2007
		Canergy	Canergy
	HKN	Fund	Management	Global	Consolidated
Oil and gas revenues	$20,419	$-	$-	$-	$20,419
Trading revenues	680	-	-	-	680
Interest and other income	3,199	-	-	-	3,199
Oil and gas operating expenses	(8,648)	-	-	-	(8,648)
General and administrative expenses	(5,844)	-	-	-	(5,844)
Depreciation, depletion, accretion and amortization	(6,107)	-	-	-	(6,107)
Interest expense and other, net	(390)	-	-	-	(390)
Income tax expense	(30)	-	-	-	(30)
Equity in losses of Spitfire	(50)	-	-	-	(50)
Segment income from continuing operations	$3,229	$-	$-	$-	$3,229
Capital expenditures	10,867	-	-	-	10,867
Total Assets	110,465	-	-	-	110,465
Equity investment in Spitfire	6,517	-	-	-	6,517

	For the Twelve Months Ended December 31, 2006
		Canergy	Canergy
	HKN	Fund	Management	Global	Consolidated
Oil and gas revenues	$23,150	$-	$-	$3,743	$26,893
Trading revenues	315	-	-	-	315
Interest and other income	3,011	-	-	54	3,065
Oil and gas operating expenses	(9,733)	-	-	(1,260)	(10,993)
General and administrative expenses	(5,649)	-	-	(1,189)	(6,838)
Depreciation, depletion, accretion and amortization	(9,562)	-	-	(1,062)	(10,624)
Interest expense and other, net	(60)	-	-	(326)	(386)
Share Based Compensation	-	-	-	(2,184)	(2,184)
Income tax expense	-	-	-	(187)	(187)
Minority interest	2,175	-	-	-	2,175
Cumulative effect of change in accounting principle	-	-	-	(868)	(868)
Segment income (loss) from continuing operations	$3,647	$-	$-	$(3,279)	$368
Capital expenditures	12,970	-	-	7,158	20,128
Total Assets	125,035	-	-	-	125,035
Equity investment in Spitfire	2,023	-	-	-	2,023

(17)	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share include no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2008, 2007 and 2006 (in thousands, except per share data).

	2008			2007			2006
	Net Loss Attributed to Common Stock	Weighted-Average Shares	Per Share Loss	Net Income Attributed to Common Stock	Weighted-Average Shares	Per Share Income	Net Loss Attributed to Common Stock	Weighted-Average Shares	Per Share Loss
Basic EPS:
Income (loss) from continuing
ops before cumulative effect	$(27,108)	9,588	$(2.83)	$2,965	9,799	$0.30	$(2,244)	9,953	$(0.23)
Effect of dilutive securities
Preferred stock and warrants (A)	-	-	-	-	-	-	-	-	-
Diluted earnings per share	$(27,108)	9,588	$(2.83)	$2,965	9,799	$0.30	$(2,244)	9,953	$(0.23)

(A)
Our Series G1, Series G2 and Series M Preferred and common stock warrants which were outstanding in the periods presented were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(18)	OIL AND GAS DISCLOSURES (unaudited)

Costs incurred in property acquisition, exploration and development activities, expressed in thousands:

	Year Ended December 31,
	2008	2007	2006
Domestic costs incurred:
Acquisition of properties
Evaluated	$-	$-	$2,181
Unevaluated	-	-	569
Exploration	837	5,000	4,637
Development	4,442	5,734	4,510
Total domestic costs incurred	$5,279	$10,734	$11,897

Capitalized Costs Relating to Oil and Gas Producing Activities, expressed in thousands:

	As of December 31,
	2008	2007	2006
Capitalized costs:
Unevaluated domestic properties	$4,874	$7,768	$5,845
Evaluated domestic properties	197,534	187,817	182,358
Domestic production facilities	1,023	1,152	1,273
Total capitalized costs	203,431	196,737	189,476
Less accumulated depreciation, amortization and full cost impairment	(168,227)	(143,760)	(138,291)
Net capitalized costs	$35,204	$52,977	$51,185

Results of Operations from Oil and Natural Gas Producing Activities (A)
(thousands of dollars)

	Year Ended December 31,
	2008	2007	2006
Oil and natural gas revenues	$22,206	$20,419	$26,893
Less:
Oil and natural gas operating costs	10,801	8,648	10,993
Depreciation and amortization	4,593	5,481	10,193
Accretion expense	363	379	431
Income tax expense	50	30	187
	15,807	14,538	21,804
Results of operations from oil and natural gas producing activities	$6,399	$5,881	$5,089

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

Our domestic reserve estimates at December 31, 2008 and 2007 have been prepared by Collarini Associates and Crest Engineering Services, Inc. Our domestic reserve estimates at December 31, 2006 were prepared by Netherland, Sewell & Associates, Inc. Proved oil and gas reserves are defined as the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Reservoirs are considered proved if economic productibility is supported by either actual production or conclusive formation tests. The area of a reservoir considered proved includes that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. Reserves which can be produced economically through application of improved recovery techniques are included in the “proved” classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

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

 “Standardized measure” relates to the estimated discounted future net cash flows, as adjusted for our asset retirement obligations, and major components of that calculation relating to proved reserves at the end of the year in the aggregate and by geographic area, based on year end prices, costs, and statutory tax rates and using a 10% annual discount rate. Prices at December 31, 2008 were based on the NYMEX prices of $44.60 per barrel and $5.62 per mmbtu, as adjusted by field for quality, transportation and regional price differentials. Prices at December 31, 2007 were based on the NYMEX prices of $95.98 per barrel and $7.48 per mmbtu, as adjusted by field for quality, transportation and regional price differentials.

	(Unaudited)
	United States		Colombia (2)			Total Worldwide
	Oil	Gas	Oil		Gas	Oil	Gas
	(Barrels)	(Mcf)	(Barrels)		(Mcf)	(Barrels)	(Mcf)
	(in thousands)
Proved reserves:
As of December 31, 2005	1,247	8,453	5,035	(1)	-	6,282 (1)	8,453
Extensions and discoveries	173	1,118	-		-	173	1,118
Revisions	422	(595)	-		-	422	(595)
Production	(167)	(1,712)	-		-	(167)	(1,712)
Purchases of reserves in place	250	442	-		-	250	442
Sales of reserves in place	(69)	(701)	-		-	(69)	(701)
Deconsolidation of Global	-	-	(5,035)		-	(5,035)	-
As of December 31, 2006	1,856	7,005	-		-	1,856	7,005
Extensions and discoveries	220	311	-		-	220	311
Revisions	486	(1,135)	-			486	(1,135)
Production	(172)	(986)	-		-	(172)	(986)
Purchases of reserves in place	-	-	-		-	-	-
Sales of reserves in place	(21)	(175)	-		-	(21)	(175)
As of December 31, 2007 (3)	2,369	5,020	-		-	2,369	5,020
Extensions and discoveries	371	601	-		-	371	601
Revisions	(1,132)	(703)	-			(1,132)	(703)
Production	(149)	(703)	-		-	(149)	(703)
Purchases of reserves in place	-	-	-		-	-	-
Sales of reserves in place	-	-	-		-	-	-
As of December 31, 2008 (3)	1,459	4,215	-		-	1,459	4,215
Proved developed reserves at:
December 31, 2006	1,412	5,495	-		-	1,412	5,495
December 31, 2007 (4)	1,880	4,619	-		-	1,880	4,619
December 31, 2008 (4)	925	1,013	-		-	925	1,013

(1)	Included approximately 3,336,000 barrels of total proved reserves attributable to a 66.25% minority interest of Global at December 31, 2005.
(2)	Please note that during 2006, we deconsolidated Global’s operations from our consolidated financial statements. Please see Note 2 – Investments for further discussion.
(3)
Not included are our proportional interests of 236,750 barrels and 272,000 Mcf and 237,330 barrels and 240,300 Mcf of proved reserves from our equity investment in Spitfire at December 31, 2007 and 2008, respectively.  Spitfire’s reserve report information is as of March 31, 2007 and 2008 (their fiscal year-end).

(4)
Not included are our proportional interests of 201,000 barrels and 228,750 Mcf and 190,350 barrels and 156,060 Mcf of proved developed reserves from our equity investment in Spitfire at December 31, 2007 and 2008, respectively.  Spitfire’s reserve report information is as of March 31, 2007 and 2008 (their fiscal year-end).

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

Unaudited, in thousands
December 31, 2007:
Future cash inflows	$270,333
Production costs	(103,439)
Development costs	(18,972)
Future income taxes	-
Future net cash flows	147,922
10% discount factor	(53,983)
Standardized measure of discounted future net cash flows (1)	$93,939

December 31, 2008:
Future cash inflows	$93,494
Production costs	(48,254)
Development costs	(17,103)
Future income taxes	-
Future net cash flows	28,137
10% discount factor	(4,877)
Standardized measure of discounted future net cash flows (1)	$23,260

(1)	Cash flows associated with asset retirement obligations are included in the Standardized Measure of Discounted Future Net Cash Flows.

	(Unaudited)
	2008	2007	2006 (2)
		(in thousands)
Worldwide
Standardized measure -- beginning of year	$93,939	$50,879	$178,009 (1)
Increase (decrease)
Deconsolidation of Global	-	-	(104,441)
Sales, net of production costs	(11,405)	(11,889)	(14,818)
Net change in prices, net of production costs	(55,617)	36,902	(21,686)
Development costs incurred	(1,251)	(1,361)	(522)
Change in future development costs	2,579	2,420	(6,855)
Change in future income taxes	-	-	641
Revisions of quantity estimates	(21,614)	9,832	7,089
Accretion of discount	9,394	5,088	7,587
Changes in production rates, timing and other	(921)	(5,254)	(5,026)
Extensions and discoveries, net of future costs	8,156	8,976	7,878
Sales of reserves-in-place	-	(1,654)	(4,080)
Purchases of reserves-in-place	-	-	7,103
Standardized measure -- end of year	$23,260 (3)	$93,939 (3)	$50,879

(1)	Included approximately $69.2 million of discounted future net cash flows attributable to a 66.25% minority interest of Global.
(2)	Please note that during 2006, we deconsolidated Global’s operations from our consolidated financial statements. Please see Note 2 – Investments for further discussion.
(3)
Not included are our proportional interests of $4.1 million and $4.0 million of the standardized measure of discounted future net cash flows related to the proved reserves from our equity investment in Spitfire at December 31, 2007 and 2008, respectively.  Spitfire’s reserve report information is as of March 31, 2007 and 2008 (their fiscal year-end).

(19)	COMMITMENTS AND CONTINGENCIES

Operating Leases -- We lease our corporate and other office space. Total office lease payments during 2008, 2007 and 2006 totaled $144 thousand, $360 thousand and $457 thousand, respectively, net of applicable sublease arrangements. Future minimum rental payments required under all leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2008 are as follows:

Year	Amount
2009	$182,000
2010	189,000
2011	78,000
2012	--
Thereafter	--
Total minimum payments required	$449,000

IRS Examination - On August 6, 2008, we received a Revenue Agent’s Report in which the Internal Revenue Service (“IRS”) proposed an adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company recognized gain for ACE purposes on the sale of the Global PLC stock in 2005.  In its proposed adjustment, the IRS alleges that the Company owes approximately $3.6 million in tax for the year ended December 31, 2005. Penalties and interest calculated through December 31, 2008 in the amount of $1.8 million could also be assessed. In response to the proposed adjustment and corresponding tax assessment, the Company filed a written protest and request for conference on September 5, 2008 to address the proposed adjustment with the Appeals division of the IRS.  On October 29, 2008, we received an acknowledgement of receipt of our written protest and request for conference from the IRS Appeals Office. Pursuant to the IRS Appeals Office acknowledgement, we anticipate that office to contact us in the near term to address this matter.

FIN 48 prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  Based on the requirements of FIN 48, we have recorded an income tax contingency, including interest and penalties, as of December 31, 2008, of $225 thousand in our consolidated financial statements based, in part, on a preliminary indication of a probability-weighted fair value assessment of the Global stock. We intend to vigorously defend the proposed adjustment and strongly believe that the Company has meritorious defenses.

Exxon Litigation – Exxon Mobil Corporation v. XPLOR Energy SPV-I, Inc. filed in the 17th Judicial District Court for the Parish of LaFourche, State of Louisiana; Case No. 106838.  In July 2007, Exxon Mobil Corporation (“Exxon”) filed a Petition for Damages against XPLOR Energy SPV-I, Inc. (“Xplor”), alleging that Exxon is entitled to $960 thousand in interest related to an after payout working interest retained by Exxon in Xplor’s State Lease 14589 #2 well in the Lake Raccourci field. In August 2007 we filed and served on Exxon our Answer, Affirmative Defenses and Reconventional Demand (the “Answer”). In January 2008, Exxon and Xplor on its behalf and on behalf of the working interest owners reached a settlement with Exxon. The settlement terms included Exxon’s agreement to dismiss the lawsuit and to release all related claims in exchange for a one time lump sum payment of $800 thousand.  Xplor’s pro rata share of the settlement amount was approximately $320 thousand with the remaining working interests contributing their pro rata share of the settlement payment. Upon joint motion for dismissal, the court entered an order dismissing this case in May 2008. All amounts were paid as of December 31, 2008.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over the financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2008.  This evaluation was based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2008.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
HKN, Inc.

We have audited HKN, Inc's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). HKN’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, HKN, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HKN, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 19, 2009 expressed an unqualified opinion.

HEIN & ASSOCIATES LLP
Dallas, Texas
February 19, 2009

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding HKN’s directors and executive officers is set forth under “Proposal One: Election of Directors”, “Executive Officers of HKN” and “Section 16(a) Beneficial-Ownership Reporting Compliance” in HKN’s Proxy Statement, to be filed on or before April 30, 2009, which information is incorporated herein by reference.

Information regarding corporate governance is set forth under “Corporate Governance” in HKN’s Proxy Statement, to be filed on or before April 30, 2009, which information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding HKN’s compensation of its Chief Executive Officer, Chief Financial Officer and other named executive officers is set forth under “Executive Compensation” in HKN’s Proxy Statement, to be filed on or before April 30, 2009, which information is incorporated herein by reference. Information regarding HKN’s compensation of its directors is set forth under “Director Compensation” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under “Ownership of Common Stock” in HKN’s Proxy Statement, to be filed on or before April 30, 2009, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is set forth under “Certain Relationships and Related Transactions” in HKN’s Proxy Statement, to be filed on or before April 30, 2009, which information is incorporated herein by reference. Information regarding director independence is set forth under “Corporate Governance” in HKN’s Proxy Statement to be filed on or before April 30, 2009, which information is to be incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under “Independent Registered Public Accountants” in HKN’s Proxy Statement to be filed on or before April 30, 2009, which information is incorporated by reference herein from HKN’s Proxy Statement, which will be filed with the SEC on or before April 30, 2009.

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

(4)	Exhibits

3.1	Restated Certificate of Incorporation of HKN, Inc. (filed as Exhibit 3.1 to HKN’s Form 10-K dated February 28, 2006, File No. 1-10262, and incorporated herein by reference).

3.2
Certificate of Amendment to Restated Certificate of Incorporation of Harken Energy Corporation dated June 4, 2007 (filed as Exhibit 3.2 to HKN’s Form 10-Q dated August 7, 2007, File No. 1-10262, and incorporated by reference herein).

3.3	Certificate of Amendment to Restated Certificate of Incorporation of HKN, Inc. dated June 24, 2008 and effective June 26, 2008

3.4	Amended and Restated Bylaws of HKN, Inc. (filed as Exhibit 3.7 to HKN’s Annual Report on Form 10-K for fiscal year ended December 31, 2002, File No. 1-10262, and incorporated by reference herein).

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

10.1	Exploration and Development Agreement – Indiana Posey (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K, dated March 22, 2005, File No. 001-10262, and incorporated herein by reference).

10.2	Exploration and Development Agreement – Ohio Cumberland (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K, dated March 29, 2005, File No. 001-10262, and incorporated herein by reference).

10.3	Form of Executive Retention Agreement (filed as Exhibit 10.1 to HKN’s Current Report on Form 8-K dated July 2, 2008, File No. 001-10262, and incorporated by reference herein)

*21	Subsidiaries of HKN, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm – Hein & Associates, LLP

*23.2	Consent of Collarini & Associates (Independent Reserve Engineers)

*23.3	Consent of Crest Engineering Services (Independent Reserve Engineers)

*24	Power of Attorney

*31.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (“S.O. Act”)

*31.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 302 of the S.O. Act

*32.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*32.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2009.

HKN, INC.

By:	/s/ Anna M. Williams
By: Anna M. Williams, Senior Vice President – and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on February 19, 2009.

Signature	Title

/s/ Anna M. Williams	Senior Vice President and Chief Financial Officer
Anna M. Williams	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mikel D. Faulkner	Director, Chief Executive Officer and President
Mikel D. Faulkner	(Principal Executive Officer)

/s/ Michael M. Ameen *	Director
Michael M. Ameen

/s/ J. William Petty *	Director
J. William Petty

/s/ Alan G. Quasha *	Director
Alan G. Quasha

/s/ H.A. Smith *	Director
H. A. Smith

/s/ Anna M. Williams
* By: Anna M. Williams, Attorney in-fact