Form 10-Q
period 2009-03-31
HKN, Inc.
filed 2009-05-07
CIK 313478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 1-10262

HKN, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-2841597
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

180 State Street, Suite 200	76092
Southlake, Texas	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (817) 424-2424

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ✓  No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

     Large accelerated filer   ☐                                                                                                           Accelerated filer  ☑
     Non-accelerated filer      ☐ (Do not check if a smaller reporting company)                       Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ✓  

The number of shares of Common Stock, par value $0.01 per share, outstanding as of
May 1, 2009 was 8,761,384.

HKN, INC.
INDEX TO QUARTERLY REPORT
March 31, 2009

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Consolidated Condensed Balance Sheets	4

	Consolidated Condensed Statements of Operations	5

	Consolidated Condensed Statement of Stockholders' Equity	6

	Consolidated Condensed Statements of Cash Flows	7

	Notes to Consolidated Condensed Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	34

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	35

SIGNATURES		38

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HKN, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except for share amounts)

Assets	March 31,	December 31,
	2009	2008
	(unaudited)
Current Assets:
Cash and cash equivalents	$10,216	$5,722
Marketable securities (Treasury bills)	4,498	9,497
Accounts receivable, net	1,699	3,778
Prepaid expenses and other current assets	365	482
Total Current Assets	16,778	19,479

Property and equipment, net	35,484	35,358

Investment in Global	7,312	11,824
Equity investment in Spitfire	1,745	1,820
Other assets, net	215	292
	$61,534	$68,773

Liabilities and Stockholders' Equity

Current Liabilities:
Trade payables	$902	$639
Accrued liabilities and other	1,149	1,826
Income tax contingency	225	225
Revenues and royalties payable	686	687
Total Current Liabilities	2,962	3,377

Asset Retirement Obligation	5,566	5,472
Deferred Income Taxes	20	20
Preferred Stock Dividends	93	-
Total Liabilities	8,641	8,869

Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $160 thousand liquidation value
700,000 shares authorized; 1,600 shares outstanding	2	2
Series G2 Preferred Stock, $1.00 par value; $100 thousand liquidation value
100,000 shares authorized; 1,000 shares outstanding	1	1
Series M Preferred Stock, $1.00 par value; $4.4 million liquidation value
50,000 shares authorized; 44,000 shares outstanding	44	44
Common stock, $0.01 par value; 24,000,000 shares authorized;
8,761,384 and 9,268,253 shares issued, respectively	88	93
Additional paid-in capital	441,343	442,642
Accumulated deficit	(386,386)	(385,171)
Accumulated other comprehensive income	(2,199)	2,312
Treasury stock, at cost, 0 and 6,869 shares held, respectively	-	(19)
Total Stockholders’ Equity	52,893	59,904
	$61,534	$68,773

The accompanying Notes to Consolidated Condensed Financial Statements are
an integral part of these Statements.

HKN, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except for share and per share amounts)

	Three Months Ended March 31,
	2009	2008

Revenues and other:
Oil and gas operations	$2,020	$5,536
Trading losses, net	-	(134)
Fees, interest and other income	708	878
Total revenue	2,728	6,280
Costs and Expenses:
Oil and gas operating expenses	1,824	2,655
General and administrative expenses	551	1,189
Provision for doubtful accounts	274	-
Depreciation, depletion, amortization and accretion	1,100	1,230
Equity in losses of Spitfire	90	3
Other losses	47	86
Total costs and expenses	3,886	5,163
Income (loss) before income taxes	$(1,158)	$1,117
Income tax expense (benefit)	(40)	3
Net income (loss)	$(1,118)	$1,114
Accrual of dividends related to preferred stock	(93)	(71)
Payment of dividends	-	10
Net income (loss) attributed to common stock	$(1,211)	$1,053
Basic and diluted net income (loss) per common share:
Net income (loss) per common share	$(0.13)	$0.11
Weighted average common shares outstanding	9,116,134	9,737,907

The accompanying Notes to Consolidated Condensed Financial Statements are
an integral part of these Statements.

HKN, INC.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

								Accumulated
					Additional			Other
	Preferred Stock			Common	Paid-In	Treasury	Accumulated	Comprehensive
	G1	G2	M	Stock	Capital	Stock	Deficit	Income	Total

Balance, December 31, 2008	$2	$1	$44	$93	$442,642	$(19)	$(385,171)	$2,312	$59,904

Cumulative effect of Series M Preferred Conversion Feature	-	-	-	-	-	-	(4)	-	(4)
Accrual of preferred stock dividends	-	-	-	-	-	-	(93)	-	(93)
Treasury stock repurchase	-	-	-	-	-	(1,300)	-	-	(1,300)
Treasury stock retirements	-	-	-	(5)	(1,314)	1,319	-	-	-
Equity in stock issuances by Spitfire	-	-	-	-	15	-	-	-	15
Comprehensive loss:
Net loss							(1,118)
Unrealized holding loss on available for sale investments								(4,232)
Unrealized foreign currency loss								(279)
Total comprehensive loss									(5,629)
Balance, March 31, 2009	$2	$1	$44	$88	$441,343	$-	$(386,386)	$(2,199)	$52,893

The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these Statements.

HKN, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(1,118)	$1,114
Adjustments to reconcile net income (loss) to net cash
(used) provided by operating activities:
Depreciation, depletion, amortization and accretion	1,100	1,230
Realized gain on derivative instruments	-	43
Unrealized gain on derivative insturments	-	(177)
Impairment recovery on land	-	(179)
Equity in losses of Spitfire	90	3
Change in operating assets and liabilities:
Decrease (increase) in prepaid assets and other	237	(211)
Decrease in marketable securities	4,999	-
Decrease (increase) in accounts receivable and other	2,079	(297)
Increase in margin deposits posted with brokers	-	(3,704)
Increase in derivative liabilities	-	1,101
Decrease in trade payables and other	(763)	(1,608)
Net cash (used) provided by operating activities	6,624	(2,685)

Cash flows from investing activities:
Net proceeds from sales of assets	-	324
Capital expenditures	(830)	(519)
Acquisition costs	-	(123)
Net cash used in investing activities	(830)	(318)

Cash flows from financing activities:
Treasury shares purchased	(1,300)	(636)
Net cash used in financing activities	(1,300)	(636)

Net (decrease) increase in cash and temporary investments	4,494	(3,639)
Cash and cash equivalents at beginning of year	5,722	25,581
Cash and cash equivalents at end of period	$10,216	$21,942

The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these Statements.

HKN, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2009 and 2008
(Unaudited)

(1)	BASIS OF PRESENTATION

Our accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to prevent the information presented from being misleading. In our opinion, these financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2009 and December 31, 2008 and the results of our operations and changes in our cash flows for the three months presented as of March 31, 2009 and 2008. The December 31, 2008 consolidated condensed balance sheet information is derived from audited financial statements. All adjustments represent normal recurring items. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. Certain prior year amounts have been reclassified to conform to the 2009 presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation – The consolidated condensed financial statements include the accounts of all companies that we, through our direct or indirect ownership or shareholding, were provided the ability to control their operating policies and procedures. All significant intercompany balances and transactions have been eliminated.

Comprehensive Loss – Comprehensive loss includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Our total comprehensive loss for the period is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Net income (loss)	$(1,118)	$1,114
Foreign currency translation adjustment
on investment	(279)	64

Unrealized loss on investments	(4,232)	(4,251)

Total comprehensive loss	$(5,629)	$(3,073)

Financial Instruments - We carry our financial instruments including cash, marketable securities, and our common stock investment in Global Energy Development PLC (“Global”) at their estimated fair values. Our investment in ordinary shares of Global has been designated as available for sale, not as trading securities. The associated unrealized gains and losses on our available for sale investments are recorded to other comprehensive income until realized and are reclassified into earnings using specific identification.

We have not designated any of our derivative instruments as hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” All gains and losses related to our derivative instruments are recognized in earnings.  Please see Note 6 –  Derivative Instruments for additional information.

Equity Method Investments – For investments in which we have the ability to exercise significant influence but do not control, we follow the equity method of accounting.  Initial investments are recorded at cost and adjusted by the proportionate share of the investee’s earnings and capital transactions.  Our share of investee earnings and our share of their capital transactions are recorded to our income statement.  We evaluate these investments for other-than-temporary declines in value each quarter; any impairment found to be other than temporary is recorded through earnings.  Please see Note 4 – Equity Investment in Spitfire Energy for additional information.

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

Consolidation of Variable Interest Entity - In May 2008, we created Canergy Growth Fund LLC (“Canergy Growth Fund”), a U.S. Virgin Islands non-registered investment fund, to invest in the Canadian junior oil and gas market, and Canergy Management, a U.S. Virgin Islands company, to manage the Canergy Growth Fund as well as other future possible Canadian investment opportunities.   For the three months ended March 31, 2009, there was no trading activity or other income and expenses related to the Canergy Growth Fund recorded on our consolidated condensed statement of operations, but we intend to monitor the market  and reinvest as conditions improve and opportunities arise.

Our investments in the Canergy Growth Fund and Canergy Management are variable interests, as defined in Financial Accounting Standards Board Interpretation (“FIN”) No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). FIN 46R requires the consolidation of a variable interest entity (“VIE”), as defined, if a company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. We have determined that our investments in the Canergy Growth Fund and in Canergy Management meet the requirements of FIN 46R, and we are the primary beneficiaries, as defined. Therefore, we have consolidated the assets, liabilities and results of operations of the Canergy Growth Fund and Canergy Management as of March 31, 2009 and for the period from May 14, 2008, the formation date, through December 31, 2008.

Allowance for Doubtful Accounts - Accounts receivable are customer obligations due under normal trade terms. We sell our oil and gas production to companies involved in the transportation and refining of crude oil and natural gas. We also earn processing and handling fees for processing oil and gas volumes through both our Main Pass 35 and Lake Raccourci facilities.  Our net trade receivables from our oil and gas production and processing and handling fees were approximately $1.7 million and $2.3 million at March 31, 2009 and December 31, 2008, respectively. We perform periodic credit evaluations of our customers’ financial condition and although we generally do not require collateral, letters of credit may be required from our customers in certain circumstances.

Senior management reviews accounts receivable to determine if any receivables will potentially be uncollectible. We include provisions for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. One of our oil and gas processing and handling customers filed for Chapter 11 bankruptcy as of April 1, 2009.  We have accrued a provision for the accounts receivable balances associated with their account.  Based on the information available, we believe the allowance for doubtful accounts as of March 31, 2009 is adequate. However, actual write-offs could exceed the recorded allowance. At March 31, 2009, we had recorded allowances for doubtful accounts of $345 thousand on our condensed balance sheet.

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

Recent Accounting Pronouncements – In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 141R and SFAS 160 will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141R retains the fundamental requirements in Statement 141 “Business Combinations” while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, and classified as a component of equity. These Statements became simultaneously effective January 1, 2009. Our adoption of these standards has currently had no effect on our consolidated condensed financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of SFAS 161 on January 1, 2009 did not have a material impact on our consolidated condensed financial statements. See note 6 – Derivative Instruments for additional information.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles”. We are currently evaluating the potential impact, if any, of the adoption of SFAS 162 on our consolidated condensed financial statements.

In June 2008, the FASB issued EITF 07-5. “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). The Issue requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock in order to determine if the instrument should be accounted for as a derivative under the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted EITF 07-5 beginning January 1, 2009.  We applied this guidance to the conversion feature in our Series M Convertible Preferred Stock (“Series M Preferred”). See Note 6 – Derivative Instruments for additional information.

In November 2008, the FASB issued EITF 08-6 “Equity Method Investment Accounting Considerations” (“EITF 08-6”). This Issue states that an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee's share issuance should be recognized in earnings. Previous to this Issue, changes in equity for both issuances and repurchases were recognized in equity. EITF 08-6 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted EITF 08-6 beginning January 1, 2009.  We applied this guidance to our equity investment in Spitfire Energy. See Note 4 – Equity Investment in Spitfire Energy for additional information.

In December 2008, the Securities and Exchange Commission published a Final Rule, “Modernization of Oil and Gas Reporting”. The new rule permits the use of new technologies to determine proved reserves if those technologies have been demonstrated to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a ) report the independence and qualifications of its reserves preparer or auditor; ( b ) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and ( c ) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The use of average prices will affect future impairment and depletion calculations. The new disclosure requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. A company may not apply the new rules to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required. We have not yet determined the impact of this Final Rule, which will vary depending on changes in commodity prices on our disclosures financial position or results of operations

(2)	INVESTMENTS

Marketable Securities – Our marketable securities at March 31, 2009 and December 31, 2008 consisted of $4.5 million and $9.5 million, respectively, in Treasury bills with original maturities of six months or less. These investments were recorded at their fair value at the balance sheet date. There were no significant gains or losses on these securities for any period covered by this report.

Investment in Global – Our non-current available-for-sale investment consists of our ownership of approximately 34% of Global’s outstanding ordinary shares.  At March 31, 2009 and December 31, 2008, our investment in Global was equal to the market value of our 11.9 million shares of Global’s ordinary shares as follows (in thousands):

	March 31, 2009	December 31, 2008

Shares of Global Stock held by HKN	11,893,463	11,893,463

Closing price of Global Stock	£0.43	£0.68

Foreign Currency Exchange Rate	1.4297	1.4619

Market Value of Investment in Global	$7,312	$11,824

The foreign currency translation adjustment of $279 thousand and the unrealized loss on investment of $4.2 million for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the three months ended March 31, 2009.  At March 31, 2009, we have total unrealized losses of $4.2 million included in other comprehensive income.

(3)	FAIR VALUE MEASUREMENTS

Beginning January 1, 2009, we applied Statement of Financial Accounting No. 157, “Fair Value Measurements” (“SFAS 157”) to nonrecurring, nonfinancial assets and liabilities, which were previously deferred by the FASB issued Staff Position 157-2, “Effective Date of FASB 157” (FSP 157-2). This adoption did not have a material impact on our consolidated condensed statement of operations or financial condition.

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

Our fair value measurements relate to our investment in ordinary shares of Global and marketable securities in treasury bills with quoted prices in active markets. Accordingly, the fair value measurements of these securities have been classified as Level 1.

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

In addition, our fair value measurements include our Series M Preferred conversion feature, which is classified as a Level 3 liability. The fair value of this liability was measured using a Monte Carlo simulation technique to estimate several factors, including the number of new shares issued, the issuance price and the timing of the stock issuance. Many of the assumptions behind these variables were based on managements’ estimates and historical data. Thus, the fair value measurements of our Series M Preferred conversion feature have been classified as Level 3. See Note 6 – Derivative Instruments for additional information on the Series M Preferred conversion feature as of March 31, 2009.

Also classified as a Level 3 liability is our asset retirement obligation. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and the expected remaining life of wells. The inputs are calculated based on historical data as well as current estimated costs. Please see Note 7 – Asset Retirement Obligation for additional information of our asset retirement obligation as of March 31, 2009.

The following table presents our marketable securities, investment in Global, Spitfire warrants, asset retirement obligation and Series M Preferred conversion feature carried at fair value as of March 31, 2009 (in thousands):

	Level 1	Level 2	Level 3

Marketable securities (Treasury bills)	$4,498	$-	$-
Investment in Global (cost method)	7,312	-	-
Spitfire warrants	-	-	4

Total assets at fair value	$11,810	$-	$4

	Level 1	Level 2	Level 3

Asset retirement obligation	$-	$-	$5,566

Series M Preferred conversion feature	-	-	$40

Total liabilities at fair value	$-	$-	$5,606

The table above does not include our equity investment in Spitfire in which we are deemed to have a significant influence and, as such, is not accounted for at fair value under SFAS 157 at March 31, 2009.

The reconciliation of the fair value for our Level 3 assets and liabilities (the Spitfire warrants and Series M Preferred conversion feature), including net purchases and sales, realized gains and change in unrealized gains, is set out below (in thousands):

	Three Months Ended March 31, 2009
	Level 3 Asset	Level 3 Liability
	Spitfire Warrants	Series M Preferred Conversion Feature

Beginning balance	$16	$4

Total realized and unrealized losses included in earnings	(12)	36

Net purchases and sales	-	-

Ending balance	$4	$40

(4)	EQUITY INVESTMENT IN SPITFIRE ENERGY

At both March 31, 2009 and December 31, 2008, we held an investment in Spitfire through the ownership of approximately 27% of Spitfire’s currently outstanding common shares. Spitfire is an independent public company (TSX-V; SEL) engaged in the exploration, development and production of crude oil, natural gas and natural gas liquids in Western Canada.  We reflect our investment in Spitfire as an equity method investment. Due to timing differences in our filing requirements and the lack of availability of financial information for the current quarterly period, we record our share of Spitfire’s financial activity on a three-month lag.

In accordance with the equity method of accounting, our investment was initially recorded at cost and adjusted to reflect our share of changes in Spitfire’s capital.  It is further adjusted to recognize our share of their earnings as they occur, rather than as dividends or other distributions are received.  Our share of their earnings would also include any other-than-temporary declines in fair value recognized during the period. On January 1, 2009, we adopted EITF 08-6. As a result, changes in our proportionate share of the underlying equity of Spitfire which result from their issuance of additional equity securities are also recognized in earnings in our results of operations.

Our investment in Spitfire is reported in our balance sheet at its adjusted carrying value as a non-current asset, and our earnings are reported net of tax as a single line on our income statement.  At March 31, 2009 and December 31, 2008, our carrying value of this investment was $1.7 million and $1.8 million, respectively.

(5)	PROPERTY AND EQUIPMENT

A summary of property and equipment follows (in thousands):

	March 31,	December 31,
	2009	2008
Unevaluated properties:

Unevaluated Coal Bed Methane prospects	$4,948	$4,874

Evaluated oil and gas properties	198,553	197,534

Facilities and other property	1,635	1,626

Less accumulated depreciation, depletion, and amortization	(169,652)	(168,676)

	$35,484	$35,358

(6)	DERIVATIVE INSTRUMENTS

Spitfire Warrants - In association with our investment in Spitfire, we also hold 1.3 million warrants to acquire common shares of Spitfire.  We account for these warrants as derivatives in accordance with SFAS 133. The expiration date of the warrants is August 1, 2010.  These warrants are recorded at their estimated fair value of $4 thousand at March 31, 2009 as other assets in our consolidated condensed balance sheet. For the three months ended March 31, 2009 and 2008, we have included unrealized losses of $12 thousand and $37 thousand, respectively, related primarily to the change in the underlying price of Spitfire’s common shares, within other expenses in our consolidated condensed statement of operations.

Series M Preferred Conversion Feature – Our Series M Preferred, which was issued in 2004, has a liquidation value of $100 per share, is non-voting and is convertible at the holders’ option into common stock at a conversion price of $13.22 per share. This conversion price is subject to continued adjustment in the event we subsequently issue shares of our common stock at a price lower than this conversion price or in response to certain transactions that are in effect equity restructuring transactions. Under EITF 07-5, this anti-dilution provision allowing for the conversion price to be adjusted represents an embedded derivative that requires it to be classified as a liability under SFAS 133. We would only incur the liability, equal to the current stock price times the number of additional shares that would be required to fulfill the conversion, if we were to issue common stock at a price less than the Series M Preferred conversion price. As of January 1, 2009, we recorded a series M Preferred conversion liability for the estimated fair value of $4 thousand as a cumulative effect adjustment. The Series M Preferred conversion liability is recorded at its estimated fair value of $40 thousand at March 31, 2009 within other liabilities in our consolidated condensed balance sheet. For the three months ended March 31, 2009, we have included unrealized losses of $36 thousand, related primarily to an increase in the likelihood of a share issuance, within other expenses in our consolidated condensed statement of operations.

We do not hold any derivative instruments designated as hedging instruments under SFAS 133 as of March 31, 2009. A summary of the fair values of our derivative instruments not designated as hedging instruments under SFAS 133 as of March 31, 2009 is as follows (in thousands):

Asset Derivatives	Balance Sheet Location	Fair Value

Spitfire warrants	Other assets	$4

Total derivatives		$4

Liability Derivatives	Balance Sheet Location	Fair Value

Series M Preferred conversion feature	Other liabilities	$40

Total derivatives		$40

The  unrealized losses of our derivative instruments not designated as hedging instruments under SFAS 133 as recorded to other expenses in  the consolidated condensed statement of operations for the three months ended March 31, 2009 are as follows (in thousands):

Derivatives	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives

Spitfire warrants	Other losses	$12

Series M Preferred conversion feature	Other losses	36

		$48

(7)	ASSET RETIREMENT OBLIGATION

We recognize the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. A summary of our asset retirement obligations as of March 31, 2009 is as follows (in thousands):

	Asset Retirement
Asset Category	Obligation Liability	Estimated Life

Oil and gas producing properties	$4,003	0-20 years

Facilities and other property	1,563	3-27 years

	$5,566

The following table describes all changes to our asset retirement obligation liability during the three months ended March 31, 2009 (in thousands):

Asset retirement obligation at beginning of year	$5,472

Additions during the year	-

Disposals during the year	-

Revisions of estimates	-

Accretion expense	94

Asset retirement obligation at March 31, 2009	$5,566

(8)	SEGMENT INFORMATION

HKN engages primarily in oil and gas exploration, exploitation, development and production activities in the onshore and offshore Gulf Coast regions of South Texas and Louisiana as well as coalbed methane exploration and development activities in Indiana and Ohio.  Our coalbed methane and oil and gas operations efforts in the United States are managed and evaluated by us as one operation. We operate primarily through traditional ownership of mineral interests in the various states in which we operate.  For the three months ended March 31, 2008, we did not divide our operations into segments.

In the second quarter 2008, we created two new operating segments to reflect the consolidation of the Canergy Growth Fund and Canergy Management.  For the three months ended March 31, 2009, there was no activity or other income and expenses related to the Canergy Growth Fund or Canergy Management recorded in our consolidated condensed statement of operations.

Our accounting policies for each of our operating segments are the same as those for our consolidated condensed financial statements. There were no intersegment sales or transfers for the periods presented.  Revenues and expenses not directly identifiable with any segment, such as certain general and administrative expenses, are allocated by us based on various internal and external criteria including an assessment of the relative benefit to each segment.  Our financial information, expressed in thousands, for each of our operating segments for the period ended March 31, 2009 is as follows:

	For the Three Months Ended March 31, 2009
		Canergy	Canergy
	HKN	Fund	Management	Consolidated

Oil and gas revenues	$2,020	$-	$-	$2,020
Interest and other income	708	-	-	708
Oil and gas operating expenses	(1,824)	-	-	(1,824)
General and administrative expenses	(551)	-	-	(551)
Provision for doubtful accounts	(274)	-	-	(274)
Depreciation, depletion, amortization and accretion	(1,100)	-	-	(1,100)
Other losses, net	(47)	-	-	(47)
Equity in earnings of Spitfire	(90)	-	-	(90)
Income tax benefit	40	-	-	40
Net loss	$(1,118)	$-	$-	$(1,118)
Capital Expenditures	830	-	-	830
Total Assets	61,534	-	-	61,534

(9)	STOCKHOLDERS’ EQUITY

Treasury Stock – At March 31, 2009 and December 31, 2008, we held no shares and 6,869 shares, respectively, of treasury stock. In January 2009, our Board of Directors authorized an amendment to the existing repurchase plan allowing us to buyback an additional 1.0 million shares of our common stock.  During the three months ended March 31, 2009, we repurchased 500 thousand shares of our common stock for $1.3 million from a shareholder in a privately negotiated transaction pursuant to our repurchase program . During the three months ended March 31, 2009, we retired approximately 507 thousand treasury shares. As of March 31, 2009, approximately 737 thousand shares remained available for repurchase under our repurchase program.

The changes in the number of common and preferred shares and shares held in treasury during the three months ended March 31, 2009 are as follows:

	Number of Shares
Description	Preferred G1	Preferred G2	Preferred M	Common	Treasury
Balance as of December 31, 2008	1,600	1,000	44,000	9,268,253	6,869
Treasury Stock repurchase	-	-	-	-	500,000
Treasury Stock cancellation	-	-	-	(506,869)	(506,869)

Balance as of March 31, 2009	1,600	1,000	44,000	8,761,384	-

(10)	EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock. The following table sets forth the computation of basic and diluted income (loss) per share for the three months ended March 31, 2009 and 2008 (in thousands, except per share data):

	Three months ended March 31, 2009			Three months ended March 31, 2008
	Net Loss Attributed to Common Stock	Weighted-Average Shares	Per Share Loss	Net Income Attributed to Common Stock	Weighted-Average Shares	Per Share Income
Basic EPS:
Income (loss)	$(1,211)	9,116	$(0.13)	$1,053	9,738	$0.11
Effect of dilutive securities
Preferred stock and warrants (A)	-	-	-	-	-	-
Diluted earnings per share	$(1,211)	9,116	$(0.13)	$1,053	9,738	$0.11

(A)
Our Series G1, Series G2 and Series M Preferred which were outstanding in the periods presented were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(11)	CONTINGENCIES

IRS Examination - On August 6, 2008, we received a Revenue Agent’s Report in which the Internal Revenue Service (“IRS”) proposed an adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company recognized gain for ACE purposes on the sale of the Global PLC stock in 2005.  In its proposed adjustment, the IRS alleges that the Company owes approximately $3.6 million in tax for the year ended December 31, 2005. Penalties and interest calculated through March 31, 2009 in the amount of $1.9 million could also be assessed. In response to the proposed adjustment and corresponding tax assessment, the Company filed a written protest and request for conference on September 5, 2008 to address the proposed adjustment with the Appeals division of the IRS.  On October 29, 2008, we received an acknowledgement of receipt of our written protest and request for conference from the IRS Appeals Office. In April 2009, we filed our supplement to the written protest filed with the IRS.  Pursuant to the IRS Appeals Office acknowledgement, we anticipate that office to contact us in the near term to address this matter.

FIN 48 prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  Based on the requirements of FIN 48, we have recorded an income tax contingency, including interest and penalties, as of March 31, 2009, of $225 thousand in our consolidated condensed financial statements based, in part, on a preliminary indication of a probability-weighted fair value assessment of the Global stock. We intend to vigorously defend the proposed adjustment and strongly believe that the Company has meritorious defenses

Operational Contingencies -- The exploration, development and production of oil and gas assets are subject to various, federal and state laws and regulations designed to protect the environment. Compliance with these regulations is part of our day-to-day operating procedures. Infrequently, accidental discharge of such materials as oil, natural gas or drilling fluids can occur and such accidents can require material expenditures to correct. We maintain levels of insurance we believe to be customary in the industry to limit our financial exposure. We are currently self-insured for wind coverage on our oil and gas properties.  We are unaware of any material capital expenditures required for environmental control during this fiscal year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our business and the results of our operations.  It should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2008. Certain statements made in our discussion may be forward looking.  Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. These risks, uncertainties, and other factors include, among others, the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission, as well as other risks described in this Quarterly Report.  Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing HKN, Inc. and its consolidated subsidiaries on a consolidated basis.

BUSINESS OVERVIEW

Our strategy is focused on enhancing value for our stockholders through the development of a well-balanced portfolio of energy-based assets.  Our Gulf Coast oil and gas assets and our coalbed methane prospects provide an inventory of both high and low-risk projects and long-term opportunities.

Unfavorable changes in economic conditions, including decreased oil and gas commodity pricing, resulted in an adverse effect on our oil and gas revenue in the first quarter 2009.  During the three months ended March 31, 2009, oil commodity pricing was approximately 62% lower than the prior year period, and  natural gas commodity pricing was approximately 52% lower than the prior year period. If oil and gas commodity pricing and economic conditions decline again in the future, our revenue will continue to be adversely affected.  While commodity pricing continues to remain low, we are focused on cutting our operational and general costs in order to remain cash-flow positive until pricing rebounds.

Focus on Efficient Operations

                Oil and natural gas prices reached historically high levels in 2008. These high prices have been a key factor in the oil and gas industry experiencing cost increases that have exceeded general inflation trends. We are no different from others in the industry in that we have been impacted by these cost increases. However, we have continued to remain disciplined with regards to our operating costs and capital expenditures. As a result of the market turmoil and price decreases, oil and gas companies with high debt levels and lack of liquidity have been and will continue to be negatively impacted. During the first quarter 2009, oil and natural gas prices have declined sharply as compared to the prior year period. However, we have worked to reduce our controllable costs in order to maintain positive cash flow from operations even during this low commodity pricing environment.

We are in a financially-stable position due to our past strategies. We have no debt outstanding, and we have a cash and marketable securities balance of approximately $14.7 million at March 31, 2009. We also anticipate our operating cash flow and other capital resources, if needed, will adequately fund our planned capital expenditures and other capital uses over the near-term. Due to cost-cutting measures, we have budgeted our 2009 operations to remain cash-flow positive, even at current market pricing.

Gulf Coast Oil and Gas Properties

During the first quarter 2009, our results of operations reflect decreased oil and natural gas revenues due to the decrease in commodity prices as compared to the prior year period. Substantially all of our production is concentrated in twelve oil and gas fields along the onshore and offshore Texas and Louisiana Gulf Coast.

Our revenues are primarily derived from sales from our oil and gas properties. Approximately 50% of our production comes from our operated properties all located in the United States. These revenues are a function of the oil and gas volumes produced and the prevailing commodity price at the time of production, and certain quality and transportation discounts. The commodity prices for crude oil and natural gas as well as the timing of production volumes have a significant impact on our operating income. For the three months ended March 31, 2009, our oil and gas revenues were comprised of approximately 69% oil sales and 31% natural gas production. As of March 31, 2009, our net domestic production rate was approximately 737 barrels of oil equivalent (“boe”) per day.

The following field data updates the status of our operations through March 31, 2009:

Main Pass, Plaquemines Parish – Louisiana

We have a 90% interest in Main Pass and are the field operator. This field contains a seven-platform facility complex including separation, injection, compression, processing and transportation terminals for oil, water and gas.  The field also contains 67 wellbores (60 oil and 7 injection wells), of which 33 are active, and an eight mile oil transport line with pump/metering facilities. Our Main Pass 35 facility is located approximately six miles offshore in state waters off the Gulf Coast of Louisiana. During 2008, a third-party engineering firm completed evaluation and documentation of additional recompletion targets, a geological and geophysical study and wellbore utilization plan.  We currently have license to 21 square miles of 3D seismic data covering the area held by productive leases. Gross production during the first quarter 2009 averaged approximately 421 boe per day. A comprehensive plan for the field is being evaluated in order to improve field economics.  We are seeking to reduce operating costs and seek more favorable terms for our handling of third party production.  The identified recompletion well work is currently on hold pending more favorable oil prices.

Lapeyrouse Field, Terrebonne Parish – Louisiana

We hold an average non-operated working interest of approximately 18% in the production from nine wells in this field. Gross field production averaged approximately 257 boe per day for the first quarter 2009.  Evaluation efforts are still ongoing with additional diagnostic work planned by the operator to address the field pressure decline and to utilize all available wellbores.

Lake Raccourci Field, Lafourche Parish – Louisiana

We hold an average 40% operated working interest in each of our Lake Raccourci wells. Gross production for this field averaged 191 boe per day for the first quarter 2009. Production was down significantly this quarterly period, due to the fact that the SL 14284-1 well ceased production in February.  Diagnostic work has indicated that the well ceased production due to sand build up in the tubing.  Coiled tubing work is planned for early second quarter of 2009 to restore production rates.

Point-a-la-Hache Field, Plaquemines Parish – Louisiana

 We maintain a 25% operated working interest in one producing well in this field. Average gross production for the first quarter 2009 was approximately 47 boe per day.  Production remains steady from this well field.

Creole Field, Terrebonne Parish - Louisiana

We hold an average 15% non-operated working interest in this offshore field. With adjoining acreage and facilities which will ensure the availability of gas lift gas and improved salt water disposal.  Upgrades to surface facilities and flowlines and the drilling of a salt water disposal well were completed in 2008. Gross daily production from the wells (six completions) was approximately 647 boe per day during the first quarter 2009. Three completions in the two newest wells drilled in late 2008 were put on production in late March 2009 after significant weather delays.

East Lake Verret, Assumption Parish – Louisiana

We have an average 5% non-operated working interest in this field. Gross daily production from the two development wells on this project was approximately 811 boe per day during the first quarter 2009.

Point-au-Fer Field, Terrebonne Parish – Louisiana

We own a 12.5% non-operated working interest in this approximate 56 square mile area. Gross production for this field was approximately 46 boe per day for the first quarter 2009. Several prospects have been identified in the area, but due to the low oil and gas pricing, we expect additional drilling and workover activity will be delayed.

Branville Bay Field, St. Bernard Parish – Louisiana

We own a 12.5% non-operated working interest in two state leases in the Branville Bay area of Chandeleur Sound Block 71. Gross production for this field was approximately 254 boe per day for the first quarter 2009. Production at pre-storm rates was finally restored in January after the 2008 hurricane season.

BP 2D Texas Gulf Coast Project, Various Counties -  Texas

We own a 25% non-operated working interest in the Boquillas #1 well. Gross production from this well was approximately 184 boe per day for the first quarter 2009.

NW Speaks Field, Lavaca County – Texas

We own approximately 2% to 10% in various leases in the NW Speaks area. Current gross production for this field averaged approximately 125 boe per day during the first quarter 2009 from two wells.

Allen Ranch Field, Colorado County – Texas

We own an 11.25% non-operated working interest in this area. Gross production for this field was approximately 64 boe per day during the first quarter 2009 primarily from the initial well, the Hancock Gas Unit #1 which is the only well currently producing from the field. Another development location has been identified, but future development of the field is currently on hold pending higher natural gas pricing.

Raymondville Field, Willacy County – Texas

We own a 27% non-operated working interest in this area. Current gross production for this field averaged approximately 689 boe per day during the first quarter 2009. No recompletion activity occurred in the first quarter 2009, but facility upgrades are currently underway on one well in the field.

Lucky Field, Matagorda County - Texas

We own a 7.5% non-operated working interest in this area. Current gross production for this field averaged approximately 65 boe per day during the first quarter 2009.

Coalbed Methane Prospects – Indiana and Ohio

 We hold two exploration and development agreements in Indiana and Ohio which provide for an area of mutual interest of approximately 400,000 acres, respectively. The agreements provide for a phased delineation, pilot and development program, with corresponding staged expenditures. Contracted third parties with a long track record in successful Coalbed Methane development provide expert advice for these projects.

On the Indiana Posey Prospect, we are currently in the second pilot well phase of Phase II (Exploratory Phase) of the project.  The extent of water influx from the first pilot wells is under evaluation to enhance desorption efforts.  Alternative design stimulations are also under evaluation as pumpdown continues as the initial fracture treatments are evaluated.

As part of the second pilot well phase, we drilled five pilot producers and completed a water disposal well with specialized fracture stimulation.  The proprietary fracture stimulation is currently being evaluated for continued application.  Upon completion of the fracturing program, pumpdown for desorption of the second Posey pilot will begin. Following an evaluation period of these two pilot areas, we will evaluate a Phase III – Development election and funding of a development well program as contemplated by the agreements.

On the Ohio Cumberland Prospect, the Phase II project has been temporarily suspended until such time as oil and gas commodity pricing increases.  We are focusing our efforts in 2009 on the Indiana Posey Contract.

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

INVESTMENT IN GLOBAL

At March 31, 2009 and December 31, 2008, we owned approximately 34% of Global’s ordinary shares. Our investment in Global was equal to the market value of our 11.9 million shares of Global’s common stock as follows (in thousands, except for share amounts):

	March 31, 2009	December 31, 2008

Shares of Global Stock held by HKN	11,893,463	11,893,463

Closing price of Global Stock	£0.43	£0.68

Foreign Currency Exchange Rate	1.4297	1.4619

Market Value of Investment in Global	$7,312	$11,824

The foreign currency translation adjustment of $279 thousand and the unrealized loss on investment of $4.2 million for these changes in market value between the two periods are recorded to other comprehensive income in stockholders’ equity at March 31, 2009.

INVESTMENT IN SPITFIRE

At March 31, 2009, we owned 11.1 million common shares of Spitfire and 1.3 million warrants to acquire common shares of Spitfire. Our common share holdings represent approximately 27% of the outstanding Spitfire common shares.  As a result of our 27% ownership of Spitfire’s outstanding common shares, we are deemed to have the ability to exert significant influence over Spitfire’s operating and financial policies. Accordingly, we reflect our investment in Spitfire as an equity method investment.

INVESTMENT IN CANERGY FUND

HKN is currently the sole participant in both the Canergy Fund and Canergy Management.  For the three months ended March 31, 2009, there was no trading activity related to the Canergy Growth Fund recorded on our consolidated condensed statement of operations, but we intend to monitor the market  and reinvest cash as conditions improve and opportunities arise.

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

Based on March 31, 2009 pricing of $3.78 per Mmbtu of natural gas and $49.66 per barrel of oil, we did not have an impairment of our oil and natural gas properties under the full cost method of accounting.  Due to the imprecision in estimating oil and natural gas revenues as well as the potential volatility in oil and natural gas prices and their effect on the carrying value of our proved oil and natural gas reserves, there can be no assurance that write-downs in the future will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities.

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

We carry our financial instruments including cash, marketable securities, derivatives and our investment in ordinary shares of Global at their estimated fair values. The fair values of our securities  are based on prices quoted in the active market.  The fair value of our warrants on common stock of Spitfire is estimated using the Black Scholes model.

Our investment in Global is classified as an available-for-sale non-current asset in our accompanying balance sheets. The associated unrealized gains and losses on our available-for-sale investments (non-trading) are recorded to other comprehensive income until realized and are reclassified into earnings using specific identification.

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

Fair Value of Derivatives - Our Spitfire warrants are not exchange-traded derivatives. Management estimates the fair value of the Spitfire warrants using the Black Scholes Valuation model. The estimated fair value of the Spitfire warrants was $4 thousand at March 31, 2009 and was recorded in other assets on our consolidated condensed balance sheet. The Spitfire warrants are classified as Level 3 under Statement of Financial Accounting No. 157, “Fair Value Measurements” (“SFAS 157”). We do not consider the fair value of these Spitfire warrants to be material to our financial statements as of March 31, 2009. Also, we do not consider the unrealized loss of $12 thousand associated with the change in the value of these Spitfire warrants during the three months ended March 31, 2009 to be material to our financial statements.

The conversion feature of our Series M Preferred is accounted for as a derivative under EITF 07-5 and SFAS 133. Management estimates the fair value of the Series M Preferred conversion feature using the Monte Carlo Stimulation model. The estimated liability of the conversion feature was $40 thousand at March 31, 2009 on our consolidated condensed balance sheet. The Series M Preferred conversion feature liability classified as Level 3 under Statement of Financial Accounting No. 157, “Fair Value Measurements (“SFAS 157”). We do not consider the fair value of the Series M Preferred conversion feature to be material to our financial statements as of March 31, 2009. Also, we do not consider the unrealized loss of $36 thousand associated with the change in the value of this liability during the three months ended March 31, 2009 to be material to our financial statements.

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

Our investments in the Canergy Growth Fund and Canergy Management are variable interests, as defined in FIN 46R.  We have determined that the investments in the Canergy Growth Fund and in Canergy Management meet the requirements of FIN 46R, and we are the primary beneficiary, as defined. Therefore, we have consolidated the assets, liabilities and results of operations of the Canergy Growth Fund and Canergy Management for the three months ended March 31, 2009 and for the period from May 14, 2008, the formation date, through December 31, 2008.

As of March 31, 2009, we owned less than a majority of the common shares of Global and did not possess the legal power to direct the operating policies and procedures of Global through our direct ownership, combined with the ownership by Lyford in Global shares. In addition, we have concluded that Global was not a VIE at March 31, 2009 as contemplated by FIN 46(R).

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 141R and SFAS 160 will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141R retains the fundamental requirements in Statement 141 “Business Combinations” while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, and classified as a component of equity. These Statements became simultaneously effective January 1, 2009. Our adoption of these standards has currently had no effect on our consolidated condensed financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of SFAS 161 on January 1, 2009 did not have a material impact on our consolidated condensed financial statements. See note 6 – Derivative Instruments for additional information.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles”. We are currently evaluating the potential impact, if any, of the adoption of SFAS 162 on our consolidated condensed financial statements.

In June 2008, the FASB issued EITF 07-5. “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). The Issue requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock in order to determine if the instrument should be accounted for as a derivative under the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted EITF 07-5 beginning January 1, 2009.  We applied this guidance to the conversion feature in our Series M Convertible Preferred Stock (“Series M Preferred”). See Note 6 – Derivative Instruments for additional information.

In November 2008, the FASB issued EITF 08-6 “Equity Method Investment Accounting Considerations” (“EITF 08-6”). This Issue states that an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee's share issuance should be recognized in earnings. Previous to this Issue, changes in equity for both issuances and repurchases were recognized in equity. EITF 08-6 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted EITF 08-6 beginning January 1, 2009.  We applied this guidance to our equity investment in Spitfire Energy. See Note 4 – Equity Investment in Spitfire Energy for additional information.

In December 2008, the Securities and Exchange Commission published a Final Rule, “Modernization of Oil and Gas Reporting”. The new rule permits the use of new technologies to determine proved reserves if those technologies have been demonstrated to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a ) report the independence and qualifications of its reserves preparer or auditor; ( b ) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and ( c ) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The use of average prices will affect future impairment and depletion calculations. The new disclosure requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. A company may not apply the new rules to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required. We have not yet determined the impact of this Final Rule, which will vary depending on changes in commodity prices on our disclosures financial position or results of operations

RESULTS OF OPERATIONS

For the purposes of discussion and analysis, we are presenting a summary of our consolidated condensed results of operations followed by more detailed discussion and analysis of our operating results.  The primary components of our net income (loss) for the three months ended March 31, 2009 and 2008, were as follows (in thousands, except per-share data):

	Quarter Ended March 31,
	2009	2008	% Change
Oil and gas operating profit (1)	$196	$2,881	(93%	)
Gas sales revenues	$634	$1,680	(62%	)
Gas production (mcf)	146,605	186,683	(21%	)
Gas price per mcf	$4.32	$9.00	(52%	)
Oil sales revenues	$1,386	$3,856	(64%	)
Oil production (bbls)	37,058	39,427	(6%	)
Oil price per bbl	$37.40	$97.80	(62%	)
Trading losses	$-	$(134)	100%
Other revenues, net	$708	$878	(19%	)
General and administrative expenses, net	$551	$1,189	(54%	)
Provision for doubtful accounts	$274	$-	100%
Depreciation, depletion, amortization and accretion	$1,100	$1,230	(11%	)
Other expenses	$47	$86	(45%	)
Equity in losses of Spitfire	$90	$3	2900%
Income tax expense (benefit)	$(40)	$3	(1433%	)
Net income (loss)	$(1,118)	$1,114	(200%	)
Net income (loss) attributed to common stock	$(1,211)	$1,053	(215%	)
Net income (loss) per common share:
Basic and diluted	$(0.13)	$0.11	(224%	)

(1)	Oil and gas operating profit is calculated as oil and gas revenues less oil and gas operating expenses

The following is our discussion and analysis of significant components of our operations which have affected our operating results and balance sheet during the periods included in the accompanying consolidated condensed financial statements.

Oil and Gas Revenues and Oil and Gas Expenses for the Quarterly Periods Ended March 31, 2009 Compared to March 31, 2008

Our oil and gas revenues are generated from operations in onshore and offshore areas of the Texas and Louisiana Gulf Coast. Along with lower oil and gas commodity pricing during the first quarter 2009, our oil and gas revenues decreased from $5.5 million in the prior year period to $2.0 million for the current quarter.  This decrease was due to the significantly lower oil and gas prices received during the period.

Our natural gas revenues decreased from $1.7 million in first quarter 2008 to $634 thousand for the first quarter 2009. The prices realized for natural gas sales decreased 52%, averaging $4.32 per mcf in first quarter 2009 compared to $9.00 per mcf during first quarter 2008.  Natural gas production decreased 21% in first quarter 2009 as compared to the prior year period due primarily to decreased production from Lapeyrouse and Lake Raccourci fields.  Both fields are under evaluation for diagnostic work to be performed to address pressure decline and to utilize all available wellbores.

Our oil revenues decreased to approximately $1.4 million during first quarter 2009 from approximately $3.9 million during first quarter 2008. We realized a 62% decrease in oil prices received, decreasing from an average of $97.80 per barrel in the first quarter 2008 to $37.40 per barrel in the current quarter.  Overall oil production decreased 6% in first quarter 2009 as compared to the prior year period due primarily to cold weather emulsion issues at Main Pass 35.

Our oil and gas operating expense decreased 31%, decreasing from approximately $2.7 million during first quarter 2008 to $1.8 million during first quarter 2009 due primarily to decreased equipment rentals, chemicals, and compressor work at Main Pass 35.

Trading Revenues, net

We had no trading activity during the three months ended March 31, 2009. During the prior year period, we recognized approximately $134 thousand in trading losses, net.

Interest and Other Income, net

Fees, interest and other income decreased from $878 thousand during first quarter 2008 to $708 thousand during first quarter 2009, primarily due to lower interest rates earned from treasury securities during the current year period along with a gain from the sale of assets recognized during 2008.

General and Administrative Expense

General and administrative expenses decreased 54% from $1.2 million for the first quarter 2008 to $551 thousand for the first quarter 2009 primarily due to overall lower salary and personnel costs along with decreased rent and consultant expenses.

Provision for Doubtful Accounts

We recognized a provision for doubtful accounts of approximately $274 thousand for the first quarter 2009 as compared to $0 for the first quarter 2008 primarily due to one of our customers at Main Pass 35 declaring Chapter 11 bankruptcy.

Depreciation, Depletion, Amortization and Accretion Expense

Depreciation, depletion, amortization and accretion (DD&A) expense decreased 11% during first quarter 2009 when compared to prior year period due to lower production volumes.  The quarterly depletion rate per boe on our properties increased from $15.54 in first quarter 2008 to $17.06 per boe in first quarter 2009 as a result of these decreased proved reserve volumes as compared to the prior year period.

Other Losses

During the first quarter 2009, other losses was primarily comprised of the $36 thousand increase in the fair value of the Series M Preferred conversion feature dividend liability. We also recognized a loss of $12 thousand related to the decrease in the fair value of our Spitfire warrants during the first quarter 2009.   Other losses decreased in the current period as compared to the prior year period due primarily to the more significant losses on our Spitfire warrants taken in first quarter 2008.

Income Tax Expense (Benefit)

We recognized an income tax benefit of $40 thousand during first quarter 2009 due primarily to an adjustment made the current period to our 2008 state and federal income tax liability.  During first quarter 2008, we recognized income tax expense of $3 thousand.

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

	March 31,	December 31,
(Thousands of dollars)	2009	2008

Current ratio	5.66 to 1	5.77 to 1

Working capital (1)	$13,816	$16,102

Total debt	$-	$-

Total cash less debt	$14,714	$15,219

Stockholders' equity	$52,893	$59,904

Total liabilities to equity	0.16 to 1	0.15 to 1

(1) Working capital is the difference between current assets and current liabilities.

The decreases in our current ratio and our working capital as of March 31, 2009 as compared to December 31, 2008 are primarily due to the decrease in our oil and gas accounts receivable along with $1.3 million in treasury purchases of our common stock.  Our accounts receivable balances are reduced as compared to year-end 2008 due to lower accrued revenue from decreased commodity pricing along with an additional provision for doubtful accounts, during the period, for one of our Main Pass 35 customers.  We have no debt outstanding as of March 31, 2009.

During the first quarter 2009, oil and natural gas prices have declined sharply as compared to the prior year period. However, we have worked to reduce our controllable costs in order to maintain positive cash flow from operations even during this low commodity pricing environment. We have a cash and marketable securities balance of approximately $14.7 million at March 31, 2009. We anticipate our operating cash flow and other capital resources, if needed, will adequately fund our planned capital expenditures and other capital uses over the near-term.  Based on industry outlook for 2009, prices for oil and natural gas could remain reduced as compared to the prior year with the perception of future worldwide demand being altered by turmoil in the financial markets.

We may continue to deploy cash into long-term investments or seek to raise financing through the issuance of debt, equity and convertible debt instruments, if needed, for utilization of acquisition, development or investment opportunities as they arise. We may reduce our ownership interest in Spitfire’s and Global’s common shares through strategic sales under certain conditions.

Capital Structure

At March 31, 2009, if our remaining convertible preferred stock were converted, we would be required to issue the following amounts of our common stock:

		Shares of Common
	Conversion	Stock Issuable at
Instrument	Price (a)	March 31, 2009

Series M Preferred	$13.22	332,829

Series G1 Preferred	$280.00	571

Series G2 Preferred	$67.20	1,488

Common Stock Potentially Issued Upon Conversion		334,888

(a) Certain conversion prices are subject to adjustment under certain circumstances.

Significant Ownership of our Stock

As of March 31, 2009, Lyford beneficially owned approximately 36% of the combined voting power of our common stock.  Lyford is in a position to exercise significant influence over the election of our board of directors and other matters.

Cash Flows

Net cash flow provided by operating activities during the first quarter 2009 was $6.6 million, as compared to net cash used of $2.7 million in the first quarter 2008. The increase in cash flow provided by operating activities as compared to the prior year period was primarily caused by collection of our previously outstanding hurricane insurance receivable, a $4.9 million change in marketable securities into cash, and reduced operating and general and administrative costs. Our cash and marketable securities on hand at March 31, 2009 totaled approximately $14.7 million.

Net cash used in financing activities during the first three months of 2009 and 2008 totaled approximately $1.3 million and $636 thousand, respectively, due primarily to treasury stock repurchases of our common stock. Net cash used in investing activities during the first quarter 2009 totaled approximately $830 thousand and was primarily comprised of capital expenditures associated with completion costs for two wells in our outside-operated Creole field. The wells were successfully drilled during the fourth quarter 2008 and recently came on production during late first quarter 2009.

Obligations and Commitments

Oil, Natural Gas and Coalbed Methane Commitments – During the first quarter 2009, we expended approximately $830 thousand of capital expenditures and workovers in the United States. The majority of these capital expenditures were associated with completion costs for the Creole field in south Texas.  During the first quarter 2009, we limited our capital expenditures while oil and natural gas prices remained low.  Industry-wide drilling costs have yet to reduce in comparison to the dramatic drop in commodity prices.  We expect to fund our capital expenditures with available cash on hand and through projected cash flow from operations. Possible continued weakening commodity prices or a decline in drilling will cause reduced projected expenditures for the remainder of 2009.  However, our remaining capital expenditures for 2009 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in us losing certain prospect acreage or reducing our interest in future development projects.

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

We recognize the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. At March 31, 2009, our asset retirement obligation liability totaled approximately $5.6 million.

From time to time, we provide for reserves related to contingencies when a loss is probable and the amount is reasonably estimable.

In addition to the above commitments, during 2009 and afterward, government authorities under our Louisiana state leases and other operators may also request us to participate in the cost of drilling additional exploratory and development wells. We may fund these future expenditures at our discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on factors out of our control, such as the timing of the request, the depth of the wells and the location of the property. As of March 31, 2009, we had no material purchase obligations.

Off-Balance Sheet Arrangements -- As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2009, we were not involved in any unconsolidated SPE transactions. We have no off-balance sheet arrangements.

Treasury Stock – In January 2009, our Board of Directors authorized an amendment to the existing repurchase plan allowing us to buyback an additional 1.0 million shares of our common stock.  During the three months ended March 31, 2009, we repurchased 500 thousand shares of our common stock for $1.3 million from a shareholder in a privately negotiated transaction pursuant to our repurchase program. During the three months ended March 31, 2009, we retired approximately 507 thousand treasury shares. As of March 31, 2009, approximately 737 thousand shares remained available for repurchase under our repurchase program.

Adequacy of Capital Sources and Liquidity

We believe that we have the ability to provide for our remaining 2009 operational needs, our planned capital expenditures and possible investments for 2009 through projected operating cash flow, cash and marketable securities on hand, and our ability to raise capital. Our operating cash flow would be adversely affected by continued declines in oil and natural gas prices, which can be volatile.  Should projected operating cash flow decline, we may further reduce our capital expenditures program and possible investments and/or consider the issuance of debt, equity and convertible debt instruments, if needed, for utilization for the capital expenditure program or possible energy-based investment opportunities.

We have no debt outstanding at March 31, 2009.  If we seek to raise equity or debt financing to fund capital expenditures or other acquisition and development opportunities, those transactions may be affected by the market value of our common stock. If the price of our common stock declines, our ability to utilize our stock either directly or indirectly through convertible instruments for raising capital could be negatively affected. Further, raising additional funds by issuing common stock or other types of equity securities could dilute our existing stockholders, which dilution could be substantial if the price of our common stock decreases. Any securities we issue may have rights, preferences and privileges that are senior to our existing equity securities. Borrowing money may also involve pledging some or all of our assets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our oil and gas operations are exposed to market risks primarily as a result of changes in commodity prices.  We currently hold no commodity pricing hedges in order to limit the exposure to the volatility

Foreign Currency Exchange Rate Risk – Our investment in Global is subject to foreign currency exchange rate risk as our ownership of Global’s ordinary shares are denominated in British sterling pounds. Also, our investment in Spitfire is subject to foreign currency exchange rate risk as our ownership of Spitfire’s ordinary shares are denominated in Canadian dollars.  Any substantial fluctuation in these exchange rates as compared to the United States dollar could have a material effect on our balance sheet.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           The following table provides information about purchases by us during the three months ended March 31, 2009, of our Common Stock.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2009 through January 31, 2009	-	$-	-	1,237,280

February 1, 2009 through February 28, 2009	-	-	-	1,237,280

March 1, 2009 through March 31, 2009	500,000	$2.60	500,000	737,280

Total	500,000	$2.60	500,000	737,280

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit

3.1	Restated Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.1 to Harken’s Form 10-K dated February 28, 2006, File No. 1-10262, and incorporated herein by reference).

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

HKN, Inc. (Registrant)

Date: May 7, 2009	By:	/s/ Anna M. Williams
Senior Vice President and Chief Financial Officer