Form 10-Q
period 2009-06-30
HKN, Inc.
filed 2009-08-07
CIK 313478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ✓  No __

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes __ No ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

     Large accelerated filer   ☐                                                                                                           Accelerated filer  ☑
     Non-accelerated filer      ☐ (Do not check if a smaller reporting company)                       Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ✓

The number of shares of Common Stock, par value $0.01 per share, outstanding as of August 1, 2009 was 9,643,056.

HKN, INC.
INDEX TO QUARTERLY REPORT
June 30, 2009

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Consolidated Condensed Balance Sheets	4

	Consolidated Condensed Statements of Operations	5

	Consolidated Condensed Statement of Stockholders' Equity	6

	Consolidated Condensed Statements of Cash Flows	7

	Notes to Consolidated Condensed Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	42

Item 4.	Controls and Procedures	42

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 4.	Submission of Matters to a Vote of Security Holders	44

Item 6.	Exhibits

SIGNATURES		47

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HKN, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except for share amounts)

Assets	June 30,	December 31,
	2009	2008
	(unaudited)
Current Assets:
Cash and cash equivalents	$12,416	$5,722
Marketable securities (Treasury bills)	-	9,497
Accounts receivable, net	2,316	3,778
Prepaid expenses and other current assets	655	482
Total Current Assets	15,387	19,479

Property and equipment, net	42,112	35,358

Intangible assets	1,946	-
Investment in Global	12,231	11,824
Equity investment in Spitfire	1,423	1,820
Other assets, net	131	292
	$73,230	$68,773

Liabilities and Stockholders' Equity

Current Liabilities:
Trade payables	$897	$639
Accrued liabilities and other	1,950	1,826
Income tax contingency	225	225
Revenues and royalties payable	629	687
Total Current Liabilities	3,701	3,377

Asset Retirement Obligation	5,652	5,472
Deferred Income Taxes	749	20
Total Liabilities	10,102	8,869

Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $160 thousand liquidation value
700,000 shares authorized; 1,600 shares outstanding	2	2
Series G2 Preferred Stock, $1.00 par value; $100 thousand liquidation value
100,000 shares authorized; 1,000 shares outstanding	1	1
Series M Preferred Stock, $1.00 par value; $3.4 million liquidation value
50,000 shares authorized; 34,000 shares outstanding	34	44
Common stock, $0.01 par value; 24,000,000 shares authorized;
9,700,467 and 9,268,253 shares issued, respectively	97	93
Additional paid-in capital	441,648	442,642
Accumulated deficit	(386,735)	(385,171)
Accumulated other comprehensive income	2,558	2,312
Treasury stock, at cost, 25,957 and 6,869 shares held, respectively	(59)	(19)
Total HKN, Inc. Stockholders' Equity	57,546	59,904
Noncontrolling interest	5,582	-
Total Stockholders’ Equity	63,128	59,904
	$73,230	$68,773

The accompanying Notes to Consolidated Condensed Financial Statements are
an integral part of these Statements.

HKN, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues and other:
Oil and gas operations	$2,783	$7,717	$4,803	$13,253
Trading revenues, net	-	(1,287)	-	(1,421)
Fees, interest and other income	611	642	1,319	1,520
Total revenue	3,394	7,072	6,122	13,352
Costs and Expenses:
Oil and gas operating expenses	1,988	2,421	3,812	5,076
General and administrative expenses	638	1,057	1,189	2,246
Provision for doubtful accounts	(3)	-	271	-
Depreciation, depletion, amortization and accretion	885	1,260	1,985	2,490
Equity in losses of Spitfire	33	26	123	29
Other losses (gains)	12	(41)	59	45
Total costs and expenses	3,553	4,723	7,439	9,886
Income (loss) before income taxes	$(159)	$2,349	$(1,317)	$3,466
Income tax expense (benefit)	-	4	(40)	7
Net income (loss)	$(159)	$2,345	$(1,277)	$3,459
Net income attributable to noncontrolling interest	-	(13)	-	(13)
Net income (loss) attributable to HKN, Inc.	(159)	2,358	(1,277)	3,472
Dividends related to preferred stock	(189)	(102)	(282)	(163)
Net income (loss) attributed to common stock	$(348)	$2,256	$(1,559)	$3,309
Basic and diluted net income (loss) per common share:
Net income (loss) per common share	$(0.04)	$0.23	$(0.17)	$0.34
Weighted average common shares outstanding	8,735,005	9,678,882	8,924,516	9,708,153

The accompanying Notes to Consolidated Condensed Financial Statements are
an integral part of these Statements.

HKN, INC.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

									Accumulated
					Additional				Other
	Preferred Stock			Common	Paid-In	Treasury	Noncontrolling	Accumulated	Comprehensive
	G1	G2	M	Stock	Capital	Stock	Interest	Deficit	Income	Total

Balance, December 31, 2008	$2	$1	$44	$93	$442,642	$(19)	$-	$(385,171)	$2,312	$59,904

Issuance of restricted shares related to investment	-	-	-	10	1,342	-	-	-	-	1,352
Cumulative effect of Series M Preferred conversion feature	-	-	-	-	-	-	-	(4)	-	(4)
Adjustment of Series M conversion price	-	-	-	-	76	-	-	(76)	-	-
Accrual of preferred stock dividends	-	-	-	-	-	-	-	(169)	-	(169)
Issuance of preferred stock dividends	-	-	-	-	1	-	-	(38)	-	(37)
Preferred stock redemption	-	-	(10)	-	(990)	-	-	-	-	(1,000)
Treasury stock repurchase	-	-	-	-	-	(1,512)	-	-	-	(1,512)
Treasury stock retirements	-	-	-	(6)	(1,466)	1,472	-	-	-	-
Equity in stock repurchases by Spitfire	-	-	-	-	43	-	-	-	-	43
Comprehensive loss:
Net loss								(1,277)
Unrealized holding loss on available for sale investments									(664)
Unrealized foreign currency gain									910
Total comprehensive loss										(1,031)
Noncontrolling interest in investment	-	-	-	-	-	-	5,582	-	-	5,582
Balance, June 30, 2009	$2	$1	$34	$97	$441,648	$(59)	$5,582	$(386,735)	$2,558	$63,128

The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these Statements.

HKN, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(1,277)	$3,459
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	1,985	2,490
Realized loss on derivative instruments	-	(1,030)
Unrealized gain on derivative instruments	-	(389)
Impairment recovery on land	-	(179)
Equity in losses of Spitfire	123	28
Realized gain from sale of Spitfire shares	(21)	-
Change in operating assets and liabilities:
Decrease (increase) in prepaid assets and other	58	(2,654)
Decrease (increase) in accounts receivable and other	1,462	(1,367)
Decrease in marketable securities	9,497	-
Increase in margin deposits posted with brokers	-	(976)
Increase in derivative liabilities	-	2,184
Decrease in trade payables and other	(902)	(1,893)
Net cash provided by (used in) operating activities	10,925	(327)

Cash flows from investing activities:
Net proceeds from sales of assets	-	332
Capital expenditures	(1,689)	(1,034)
Acquisitions	-	(343)
Purchase from available for sale investments	-	(2,699)
Proceeds from sale of Spitfire shares	177	-
Net cash used in investing activities	(1,512)	(3,744)

Cash flows from financing activities:
Payment of preferred stock dividends	(207)	(171)
Preferred stock redemption	(1,000)	-
Proceeds from capital contributions to Canergy Growth Fund	-	325
Proceeds from capital contributions to Canergy Management Company	-	100
Treasury shares purchased	(1,512)	(790)
Net cash used in financing activities	(2,719)	(536)

Net increase (decrease) in cash and temporary investments	6,694	(4,607)
Cash and temporary investments at beginning of period	5,722	25,581
Cash and temporary investments at end of period	$12,416	$20,974

The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these Statements.

HKN, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2009 and 2008
(Unaudited)

(1)	BASIS OF PRESENTATION

Our accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to prevent the information presented from being misleading. In our opinion, these financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2009 and December 31, 2008 and the results of our operations and changes in our cash flows for the three and six months presented as of June 30, 2009 and 2008. The December 31, 2008 consolidated condensed balance sheet information is derived from audited financial statements. All adjustments represent normal recurring items. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. Certain prior year amounts have been reclassified to conform to the 2009 presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation – The consolidated condensed financial statements include the accounts of all companies that we, through our direct or indirect ownership or shareholding, were provided the ability to control their operating policies and procedures. We have consolidated the assets and liabilities of UniPure as of June 30, 2009, the acquisition date. We did not consolidate the results of operations for the one day ended June 30, 2009, as it was determined to be immaterial. Please see Note 2 – OHSOL Investment for additional information. All significant intercompany balances and transactions have been eliminated.

Comprehensive Income (Loss) – Comprehensive Income (Loss) includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Our total comprehensive loss for the period is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$(159)	$2,358	$(1,277)	$3,472
Foreign currency translation adjustment
on investment	1,189	(189)	910	(125)

Unrealized (loss) gain on investments	3,568	13,234	(664)	8,983

Total comprehensive income (loss)	$4,598	$15,403	$(1,031)	$12,330

Financial Instruments - We carry our financial instruments including cash and our common stock investment in Global Energy Development PLC (“Global”) at their estimated fair values. Our investment in ordinary shares of Global has been designated as available for sale, not as trading securities. The associated unrealized gains and losses on our available for sale investments are recorded to other comprehensive income until realized and are reclassified into earnings using specific identification.

We have not designated any of our derivative instruments as hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” All gains and losses related to our derivative instruments are recognized in earnings.  Please see Note 7 –  Derivative Instruments for additional information.

Equity Method Investments – For investments in which we have the ability to exercise significant influence but do not control, we follow the equity method of accounting.  Initial investments are recorded at cost and adjusted by the proportionate share of the investee’s earnings and capital transactions.  Our share of investee earnings and our share of their capital transactions are recorded to our income statement.  We evaluate these investments for other-than-temporary declines in value each quarter; any impairment found to be other than temporary is recorded through earnings.  Please see Note 5 – Equity Investment in Spitfire Energy for additional information.

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

Consolidation of Variable Interest Entities – In June 2009, we acquired an interest in a privately-held company with a patented emulsion breaking technology “OHSOL” by entering into a Securities Exchange Agreement (the “Agreement”) pursuant to which we issued an aggregate of 1 million restricted shares of our common stock in exchange for 1,950 units of UniPureEnergy Acquisition Co., LLC (“UniPure”), which constitutes 19.5% of UniPure’s outstanding membership units (“OHSOL investment”).  Pursuant to the terms of our OHSOL investment, HKN and the other UniPure unitholders have granted to one another put and call options with respect to an additional 3,050 units of UniPure in exchange for an additional issuance of 725 thousand restricted shares of our common stock. The OHSOL patented technology can be used to purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids and to reduce the environmental impact for disposition of residual fuels and waste materials.

Our OHSOL investment is considered to be a variable interest, as defined in Financial Accounting Standards Board Interpretation (“FIN”) No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). FIN 46R requires the primary beneficiary of a variable interest entity’s (“VIE”) activities to consolidate the VIE. FIN 46R defines a VIE as an entity in which the equity investors do not have substantive voting rights and there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  Under UniPure’s Operating Agreement, effective June 30, 2009, we are the Managing Member of UniPure and, as such, possess the legal power to direct the operating policies and procedures of UniPure.  Therefore, we have determined that our OHSOL investment meets the requirements of FIN 46R, and we are the primary beneficiary, as defined. Accordingly, we have consolidated the assets and liabilities of UniPure as of June 30, 2009, the acquisition date. We did not consolidate the results of operations for the one day ended June 30, 2009, as it was determined to be immaterial. Please see Note 2 – OHSOL Investment for additional information.

In May 2008, we created Canergy Growth Fund LLC (“Canergy Growth Fund”), a U.S. Virgin Islands non-registered investment fund, to invest in the Canadian junior oil and gas market, and Canergy Management, a U.S. Virgin Islands company, to manage the Canergy Growth Fund as well as other future possible Canadian investment opportunities.  Our investments in the Canergy Growth Fund and Canergy Management are variable interests. For the three and six months ended June 30, 2009, there was no trading activity or other income and expenses related to the Canergy Growth Fund recorded on our consolidated condensed statement of operations, but we intend to monitor the market  and reinvest as conditions improve and opportunities arise.

Allowance for Doubtful Accounts - Accounts receivable are customer obligations due under normal trade terms. We sell our oil and gas production to companies involved in the transportation and refining of crude oil and natural gas. We also earn processing and handling fees for processing oil and gas volumes through both our Main Pass 35 and Lake Raccourci facilities.  Our net trade receivables from our oil and gas production and processing and handling fees were approximately $2.2 million and $2.3 million at June 30, 2009 and December 31, 2008, respectively. We perform periodic credit evaluations of our customers’ financial condition and although we generally do not require collateral, letters of credit may be required from our customers in certain circumstances.

Senior management reviews accounts receivable to determine if any receivables will potentially be uncollectible. We include provisions for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. One of our oil and gas processing and handling customers filed for Chapter 11 bankruptcy as of April 1, 2009.  We have accrued a provision for the accounts receivable balances associated with their account.  Based on the information available, we believe the allowance for doubtful accounts as of June 30, 2009 is adequate. However, actual write-offs could exceed the recorded allowance. At June 30, 2009, we had recorded allowances for doubtful accounts of $314 thousand on our condensed balance sheet.

Income Taxes – We account for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. We measure and record income tax contingency accruals in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).

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

Recent Accounting Pronouncements – In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 141R and SFAS 160 significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141R retains the fundamental requirements in Statement 141 “Business Combinations” while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS 160 changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests, and classified as a component of equity. These Statements became simultaneously effective January 1, 2009. We applied this guidance to our OHSOL investment in June 2009. Please see Note 2 – OHSOL Investment for additional information.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” ("SFAS 161"). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of SFAS 161 on January 1, 2009 did not have a material impact on our consolidated condensed financial statements. See Note 7 – Derivative Instruments for additional information.

In June 2008, the FASB issued EITF 07-5. “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). The Issue requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock in order to determine if the instrument should be accounted for as a derivative under the scope of SFAS 133. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted EITF 07-5 beginning January 1, 2009.  We applied this guidance to the conversion feature in our Series M Convertible Preferred Stock (“Series M Preferred”). See Note 7 – Derivative Instruments for additional information.

In November 2008, the FASB issued EITF 08-6 “Equity Method Investment Accounting Considerations” (“EITF 08-6”). This Issue states that an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee's share issuance should be recognized in earnings. Previous to this Issue, changes in equity for both issuances and repurchases were recognized in equity. EITF 08-6 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted EITF 08-6 beginning January 1, 2009.  We applied this guidance to our equity investment in Spitfire Energy. See Note 5 – Equity Investment in Spitfire Energy for additional information.

In December 2008, the Securities and Exchange Commission published a Final Rule, “Modernization of Oil and Gas Reporting”. The new rule permits the use of new technologies to determine proved reserves if those technologies have been demonstrated to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The use of average prices will affect future impairment and depletion calculations. The new disclosure requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. A company may not apply the new rules to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required. We have not yet determined the impact of this Final Rule, which will vary depending on changes in commodity prices on our disclosures financial position or results of operations

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). This Statement sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which  an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that  an entity should make about events or transactions that occurred after the balance sheet date. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. We adopted SFAS 165 on June 30, 2009 and have included the required disclosures in this form 10-Q. See Note 14 – Subsequent Events for additional information.

In June 2009, the FASB issued SFAS 167 “Amendment to FASB Interpretation No. 46 (R) (“SFAS 167”).” This Statement amends FIN46R to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and requires additional disclosures about an enterprise’s involvement in VIEs. SFAS 167 is effective as of the beginning of the reporting entity’s first annual reporting period that begins after  November 15, 2009 and earlier adoption is not permitted. We are currently evaluating the potential impact, if any, of the adoption of SFAS 167 on our consolidated condensed financial statements.

In June 2009, the FASB issued SFAS 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”).  This Statement states that the FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification’s content will carry the same level of authority and effectively supersede SFAS 162. Thus, the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 168 on our consolidated condensed financial statements.

(2)	OHSOL INVESTMENT

In June 2009, we acquired an interest in a privately-held company, UniPure, with a patented emulsion breaking “OHSOL” technology by entering into an Agreement pursuant to which we issued an aggregate of 1 million restricted shares of our common stock in exchange for 1,950 units of UniPure, which constitutes 19.5% of UniPure’s outstanding membership units. The shares are deemed to be restricted because they were not issued in a transaction registered under the Securities Act of 1933 and are therefore not freely transferable. Pursuant to the terms of our OHSOL investment, HKN and the other UniPure unitholders have granted to one another put and call options with respect to an additional 3,050 units of UniPure in exchange for an additional issuance of 725 thousand restricted shares of our common stock.  These options are exercisable only if the following conditions are satisfied prior to June 2012.

The Call Option may be exercised upon the occurrence of any of the following events:
o	Execution by UniPure of a material contract regarding any of the UniPure patented technologies
o	UniPure achieves positive Operating Margins during two consecutive quarters
o	UniPure achieves positive Net Income during two consecutive quarters
o	UniPure receives a qualified offer to sell substantially all of its assets or to merge with another entity and UniPure declines such offer
o	A Change of Control occurs at UniPure
o	The average closing price of HKN common stock is above $3.50 for any consecutive 30 day trading period
o	Any UniPure transaction that dilutes HKN’s ownership of UniPure by more than 10%
o	UniPure consummates a securities offering under the 1933 Act that results in aggregate net cash proceeds to UniPure of at least $10 million

The Put Option may be exercised upon the occurrence of any of these events:
o	UniPure incurs net losses for any four consecutive quarters
o	A Change of Control occurs at HKN
o	The average closing price of HKN common stock is below $1.50 per share or above $4.00 per share for any consecutive 30 day trading period

The OHSOL patented technology can be used to purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids and to reduce the environmental impact for disposition of residual fuels and waste materials.

The OHSOL investment was consolidated per FIN 46R using the acquisition method of accounting in accordance with SFAS 141R. The fair value of the 1 million restricted shares of common stock issued as the consideration paid of approximately $1.4 million was measured using a third-party FMV Restricted Stock Study, which valued the restricted shares at the acquisition date at $2.01 per share. Under the Statement of Financial Accounting No. 157 “Fair Value Measurements” (“SFAS 157”), we consider this valuation method for our restricted stock to be a Level 2 classification. See Note 4 – Fair Value Measurements for further discussion of Level 2 valuation definitions. This valuation considered several factors, including the closing market price of our common stock at the acquisition date of $2.55 per share and the diminished marketability caused by the restrictive nature of the shares issued. We applied the discounted value of $2.01 per share to the total of the 1 million restricted shares transferred and the possible 725 thousand restricted shares to be transferred allowed by the put or call options.

The following table is the preliminary calculation of the consideration paid for the OHSOL investment, the allocation to assets and liabilities assumed and the fair value of the noncontrolling interest in UniPure as of June 30, 2009, the acquisition date. The purchase price allocation is subject to adjustment, pending the final valuation of the fair value of certain assets acquired and liabilities assumed.

(in thousands, except share amounts)

Consideration issued to UniPure:
1.0 million shares of restricted common stock	$1,352

Fair value of total consideration transferred	$1,352

Recognized amounts of identifiable assets acquired and liabilities assumed, at estimated fair values
Cash and cash equivalents	$7
Equipment	6,890
Intangible assets	1,946
Accounts payable	(380)
Deferred income taxes	(729)
Contingent liability	(800)

Total identifiable net assets	$6,934
Noncontrolling interest	(5,582)

Fair value of our interest in net assets acquired	$1,352

The identifiable intangible assets are patents related to the OHSOL process. The fair value of the acquired patents of $1.9 million was determined using the historical cost of the patents, which is our current best estimate of their fair value, until the final third-party valuation is complete.  Unless renewed, the patents will expire in 6-12 years. The fair value of the OHSOL equipment of $6.9 million was determined by using the estimated replacement cost of the equipment. We consider this valuation method for our patents and equipment to be a Level 3 classification. See Note 4 – Fair Value Measurements for further discussion of Level 3 valuation definitions. The fair value of the patents and equipment are provisional pending final third-party valuations for those assets. The contingent liability of $800 thousand is contractually payable to a vendor upon the successful completion of a performance test on the OHSOL plant equipment. This contingent liability has been recorded in other accrued liabilities within the consolidated condensed statement of financial position.

We did not recognize revenue and earnings in our consolidated condensed statement of operations for the day ended June 30, 2009, since we consider the results of operations from that period to be immaterial. Acquisition related costs of approximately $81 thousand were included in general and administrative expenses within our consolidated condensed statement of operations for the three and six months ended June 30, 2009. In addition, the pro forma impact on our results of operations if the OHSOL investment had been completed as of the beginning of the periods presented would not have been significant.

In June 2009, we separately entered into a Loan Agreement with UniPure pursuant to which we will make secured loans to UniPure up to a maximum amount of $2.5 million.  These loans are secured by all assets of UniPure and due and payable on or before June 30, 2012. As of August 7, 2009, we have made approximately $421 thousand in aggregate secured loans to UniPure. The Loan Agreement earns interest at 8.0% per annum. Accrued and unpaid interest on the outstanding principal amount of the Loan shall be due and payable on the last day of each calendar quarter, commencing September 30, 2009. UniPure shall repay the entire unpaid principal amount of the loan, together with all accrued and unpaid interest, on or before June 30, 2012.

(3)	OTHER INVESTMENTS

Marketable Securities – We held no marketable securities at June 30, 2009 and $9.5 million at December 31, 2008, which consisted of Treasury bills with original maturities of six months or less. These investments were recorded at their fair value at the balance sheet date. There were no significant gains or losses on these securities for any period covered by this report.

Investment in Global – Our non-current available-for-sale investment consists of our ownership of approximately 34% of Global’s outstanding ordinary shares.  At June 30, 2009 and December 31, 2008, our investment in Global was equal to the market value of our 11.9 million shares of Global’s ordinary shares as follows (in thousands):

	June 30, 2009	December 31, 2008

Shares of Global Stock held by HKN	11,893,463	11,893,463

Closing price of Global Stock	£0.62	£0.68

Foreign Currency Exchange Rate	1.6587	1.4619

Market Value of Investment in Global	$12,231	$11,824

The foreign currency translation adjustment of approximately $1.1 million and the unrealized loss on investment of $664 thousand for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the six months ended June 30, 2009.

(4)	FAIR VALUE MEASUREMENTS

Beginning January 1, 2009, we applied SFAS 157 to nonrecurring, nonfinancial assets and liabilities, which were previously deferred by the FASB issued Staff Position 157-2, “Effective Date of FASB 157” (FSP 157-2). This adoption did not have a material impact on our consolidated condensed statement of operations or financial condition.

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

We used the following fair value measurements for certain of our assets and liabilities during the six months ended June 30, 2009:

Investment in Global - Our fair value measurements relate to our investment in ordinary shares of Global with quoted prices in active markets. Accordingly, the fair value measurements of these securities have been classified as Level 1.

Investment in OHSOL – Our OHSOL investment is measured at fair value under SFAS 141R on a nonrecurring basis.  Please see Note 2 – OHSOL investment for further discussion.

Spitfire Warrants - Our 1.3 million warrants to acquire common shares of Spitfire are valued using the Black-Scholes Valuation model which incorporates observable inputs such as Spitfire’s common share price and other inputs obtained from sources independent of us.  We do, however, use the historical volatility of the Spitfire common shares which is derived from the shares’ historical prices. Historical volatility typically does not represent current market participant expectations about future volatility.  Thus, the fair value measurements of our Spitfire warrants have been classified as Level 3.

Series M Preferred Conversion - Our Series M Preferred conversion feature is classified as a Level 3 liability. The fair value of this liability was measured using a Monte Carlo simulation technique to estimate several factors, including the number of new shares issued, the issuance price and the timing of the stock issuance. Many of the assumptions behind these variables were based on managements’ estimates and historical data. Thus, the fair value measurement of our Series M Preferred conversion feature have been classified as Level 3. See Note 7 – Derivative Instruments for additional information on the Series M Preferred conversion feature.

Asset Retirement Obligations - Also classified as a Level 3 liability is our asset retirement obligation. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and the expected remaining life of wells. The inputs are calculated based on historical data as well as current estimated costs. Please see Note 8 – Asset Retirement Obligation for additional information of our asset retirement obligation as of June 30, 2009.

The following table presents our investment in Global, Spitfire warrants, asset retirement obligation and Series M Preferred conversion feature carried at fair value as of June 30, 2009 (in thousands):

	Level 1	Level 2	Level 3

Investment in Global (cost method)	$12,231	$-	$-
Spitfire warrants	-	-	2

Total assets at fair value	$12,231	$-	$2

	Level 1	Level 2	Level 3

Asset retirement obligation	$-	$-	$5,652

Series M Preferred conversion feature	-	-	50

Total liabilities at fair value	$-	$-	$5,702

The table above does not include our equity investment in Spitfire in which we are deemed to have a significant influence and, as such, is not accounted for at fair value under SFAS 157 at June 30, 2009.

The reconciliation of the fair value for our Level 3 assets and liabilities (the Spitfire warrants and Series M Preferred conversion feature), including net purchases and sales, realized gains and change in unrealized gains, is set out below (in thousands):

	Six Months Ended June 30, 2009
	Level 3 Asset	Level 3 Liability
	Spitfire Warrants	Series M Preferred Conversion Feature

Beginning balance	$16	$5

Total realized and unrealized losses included in earnings	(14)	45

Net purchases and sales	-	-

Ending balance	$2	$50

(5)	EQUITY INVESTMENT IN SPITFIRE ENERGY

At June 30, 2009 and December 31, 2008, we held an investment in Spitfire through the ownership of approximately 25% and 27%, respectively, of Spitfire’s currently outstanding common shares. Spitfire is an independent public company (TSX-V; SEL) engaged in the exploration, development and production of crude oil, natural gas and natural gas liquids in Western Canada.  We reflect our investment in Spitfire as an equity method investment. Due to timing differences in our filing requirements and the lack of availability of financial information for the current quarterly period, we record our share of Spitfire’s financial activity on a three-month lag.

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

Our investment in Spitfire is reported in our consolidated condensed balance sheet at its adjusted carrying value as a non-current asset, and our earnings are reported net of tax as a single line on our consolidated condensed statement of operations. During the three months ended June 30, 2009, we sold approximately 1 million shares of Spitfire common shares for $177 thousand using the average cost method. We recognized a foreign currency gain of $6 thousand recorded in other comprehensive income in stockholders’ equity and a realized gain on sale of assets of $21 thousand recorded in other income in the consolidated condensed statement of operations. At June 30, 2009 and December 31, 2008, our carrying value of this investment was $1.4 million and $1.8 million, respectively.

(6)	PROPERTY AND EQUIPMENT

A summary of property and equipment follows (in thousands):

	June 30,	December 31,
	2009	2008
Unevaluated properties:

Unevaluated Coal Bed Methane prospects	$5,036	$4,874

Evaluated oil and gas properties	198,997	197,534

OHSOL Equipment	6,890	-

Facilities and other property	1,631	1,626

Less accumulated depreciation, depletion, and amortization	(170,442)	(168,676)

	$42,112	$35,358

(7)	DERIVATIVE INSTRUMENTS

Spitfire Warrants - In association with our investment in Spitfire, we also hold 1.3 million warrants to acquire common shares of Spitfire.  We account for these warrants as derivatives in accordance with SFAS 133. The expiration date of the warrants is August 1, 2010.  These warrants are recorded at their estimated fair value of $2 thousand at June 30, 2009 as other assets in our consolidated condensed balance sheet. For the three and six months ended June 30, 2009, we have included unrealized losses of $2 thousand and $14 thousand, respectively, related primarily to the change in the underlying price of Spitfire’s common shares, within other expenses in our consolidated condensed statement of operations.

Series M Preferred Conversion Feature – Our Series M Preferred, which was issued in 2004, has a liquidation value of $100 per share, is non-voting and is convertible at the holders’ option into common stock at a conversion price of $11.85 per share. This conversion price is subject to continued adjustment in the event we subsequently issue shares of our common stock at a price lower than this conversion price or in response to certain transactions that are in effect equity restructuring transactions. Under EITF 07-5, this anti-dilution provision allowing for the conversion price to be adjusted represents an embedded derivative that requires it to be classified as a liability under SFAS 133. We would only incur the liability, equal to the current stock price times the number of additional shares that would be required to fulfill the conversion, if we were to issue common stock at a price less than the Series M Preferred conversion price. As of January 1, 2009, we recorded a Series M Preferred conversion liability for the estimated fair value of $4 thousand as a cumulative effect adjustment. The Series M Preferred conversion liability is recorded at its estimated fair value of $50 thousand at June 30, 2009 within other liabilities in our consolidated condensed balance sheet. For the three and six months ended June 30, 2009, we have included unrealized losses of $9 thousand and $45 thousand respectfully, related primarily to an increase in the likelihood of a share issuance, within other expenses in our consolidated condensed statement of operations.

We do not hold any derivative instruments designated as hedging instruments under SFAS 133 as of June 30, 2009. A summary of the fair values of our derivative instruments not designated as hedging instruments under SFAS 133 as of June 30, 2009 is as follows (in thousands):

Asset Derivatives	Balance Sheet Location	Fair Value

Spitfire warrants	Other assets	$2

Total derivatives		$2

Liability Derivatives	Balance Sheet Location	Fair Value

Series M Preferred conversion feature	Other liabilities	$50

Total derivatives		$50

The  unrealized losses of our derivative instruments not designated as hedging instruments under SFAS 133 as recorded to other expenses in  the consolidated condensed statement of operations for the three and six months ended June 30, 2009 are as follows (in thousands):

		Amount of Loss Recognized in Income on Derivatives
Derivatives	Location of Loss Recognized in Income on Derivatives	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Spitfire warrants	Other losses	$2	$14

Series M Preferred conversion feature	Other losses	9	45

		$11	$59

(8)	ASSET RETIREMENT OBLIGATION

We recognize the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. A summary of our asset retirement obligations as of June 30, 2009 is as follows (in thousands):

	Asset Retirement
Asset Category	Obligation Liability	Estimated Life

Oil and gas producing properties	$4,062	0-19 years

Facilities and other property	1,590	2-26 years

	$5,652

The following table describes all changes to our asset retirement obligation liability during the six months ended June 30, 2009 (in thousands):

Asset retirement obligation at beginning of year	$5,472

Additions during the year	-

Disposals during the year	(9)

Revisions of estimates	-

Accretion expense	189

Asset retirement obligation at June 30, 2009	$5,652

(9)	SEGMENT INFORMATION

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

In the second quarter 2008, we created two new operating segments to reflect the consolidation of the Canergy Growth Fund and Canergy Management.  For the three and six months ended June 30, 2009, there was no activity or other income and expenses related to the Canergy Growth Fund or Canergy Management recorded in our consolidated condensed statement of operations.

In the second quarter 2009, we created a new operating segment to reflect the consolidation of the OHSOL Investment. The OHSOL patented technology can be used to purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids and to reduce the environmental impact for disposition of residual fuels and waste materials. Please see Note 2 –  OHSOL Investment for further discussion.

Our accounting policies for each of our operating segments are the same as those for our consolidated condensed financial statements. There were no intersegment sales or transfers for the periods presented.  Revenues and expenses not directly identifiable with any segment, such as certain general and administrative expenses, are allocated by us based on various internal and external criteria including an assessment of the relative benefit to each segment.  Our financial information, expressed in thousands, for each of our operating segments for the three and six months ended June 30, 2009 and 2008 is as follows:

	For the Three Months Ended June 30, 2009
		Canergy	Canergy	OHSOL
	HKN	Fund	Management	Investment	Consolidated

Oil and gas revenues	$2,783	$-	$-	$-	$2,783
Interest and other income	611	-	-	-	611
Oil and gas operating expenses	1,988	-	-	-	1,988
General and administrative expenses	638	-	-	-	638
Provision for doubtful accounts	(3)	-	-	-	(3)
Depreciation, depletion, amortization and accretion	885	-	-	-	885
Other losses, net	12	-	-	-	12
Equity in losses of Spitfire	33	-	-	-	33
Net Loss	$(159)	$-	$-	$-	$(159)
Capital Expenditures	$859	$-	$-	$-	$859
Total Assets	$64,387	$-	$-	$8,843	$73,230

	For the Three Months Ended June 30, 2008
		Canergy	Canergy	OHSOL
	HKN	Fund	Management	Investment	Consolidated

Oil and gas revenues	$7,717	$-	$-	$-	$7,717
Trading losses	(1,285)	(2)	-	-	(1,287)
Interest and other income	641	1	-	-	642
Oil and gas operating expenses	2,421	-	-	-	2,421
General and administrative expenses	1,030	1	26	-	1,057
Depreciation, depletion, amortization and accretion	1,260	-	-	-	1,260
Other losses, net	(41)	-	-	-	(41)
Equity in losses of Spitfire	26	-	-	-	26
Income Tax expense	4	-	-	-	4
Net Income (Loss)	$2,373	$(2)	$(26)	$-	$2,345
Capital Expenditures	$515	$-	$-	$-	$515
Total Assets	$118,938	$2,418	$184	$-	$121,540

	For the Six Months Ended June 30, 2009
		Canergy	Canergy	OHSOL
	HKN	Fund	Management	Investment	Consolidated

Oil and gas revenues	$4,803	$-	$-	$-	$4,803
Interest and other income	1,319	-	-	-	1,319
Oil and gas operating expenses	3,812	-	-	-	3,812
General and administrative expenses	1,189	-	-	-	1,189
Provision for doubtful accounts	271	-	-	-	271
Depreciation, depletion, amortization and accretion	1,985	-	-	-	1,985
Other losses, net	59	-	-	-	59
Equity in losses of Spitfire	123	-	-	-	123
Income Tax benefit	(40)	-	-	-	(40)
Net Loss	$(1,277)	$-	$-	$-	$(1,277)
Capital Expenditures	$1,689	$-	$-	$-	$1,689
Total Assets	$64,387	$-	$-	$8,843	$73,230

	For the Six Months Ended June 30, 2008
		Canergy	Canergy	OHSOL
	HKN	Fund	Management	Investment	Consolidated

Oil and gas revenues	$13,253	$-	$-	$-	$13,253
Trading losses	(1,419)	(2)	-	-	(1,421)
Interest and other income	1,519	1	-	-	1,520
Oil and gas operating expenses	5,076	-	-	-	5,076
General and administrative expenses	2,219	1	26	-	2,246
Depreciation, depletion, amortization and accretion	2,490	-	-	-	2,490
Other losses, net	45	-	-	-	45
Equity in losses of Spitfire	29	-	-	-	29
Income Tax expense	7	-	-	-	7
Net Income (Loss)	$3,487	$(2)	$(26)	$-	$3,459
Capital Expenditures	$1,034	$-	$-	$-	$1,034
Total Assets	$118,938	$2,418	$184	$-	$121,540

(10)	STOCKHOLDERS’ EQUITY

Treasury Stock – At June 30, 2009 and December 31, 2008, we held 25,957 shares and 6,869 shares, respectively, of treasury stock. In January 2009, our Board of Directors authorized an amendment to the existing repurchase plan allowing us to buyback an additional 1.0 million shares of our common stock.  During the six months ended June 30, 2009, we repurchased approximately 587 thousand shares of our common stock. This included a repurchase of 500 thousand shares of our common stock for $1.3 million from a shareholder in a privately negotiated transaction pursuant to our repurchase program. During the six months ended June 30, 2009, we retired approximately 568 thousand treasury shares. As of June 30, 2009, approximately 650 thousand shares remained available for repurchase under our repurchase program.

Series M Preferred  – During May 2009, we redeemed 10 thousand shares of our Series M Preferred with a liquidation value of $100 per share for $1 million in cash. In addition, we paid approximately $23 thousand in accrued dividends on these shares. The Series M Preferred conversion price is subject to adjustment in the event we issue shares of our common stock at a price lower than the conversion price.

In June 2009 upon the issuance of our shares for the OHSOL investment, the conversion price of the Series M Preferred decreased from $13.22 to $11.85 per share. The incremental intrinsic value of the change in the Series M Preferred conversion price of $76 thousand is reflected as a payment of preferred stock dividends in our consolidated condensed statement of operations for the quarter ended June 30, 2009.

The changes in the number of common and preferred shares and shares held in treasury during the six months ended June 30, 2009 are as follows:

	Number of Shares
Description	Preferred G1	Preferred G2	Preferred M	Common	Treasury
Balance as of December 31, 2008	1,600	1,000	44,000	9,268,253	6,869
Issuances of preferred stock dividends	-	-	-	83	-
Preferred stock redemption	-	-	(10,000)	-	-
Issuance of restricted shares for investment	-	-	-	1,000,000	-
Treasury Stock repurchase	-	-	-	-	586,957
Treasury Stock cancellation	-	-	-	(567,869)	(567,869)

Balance as of June 30, 2009	1,600	1,000	34,000	9,700,467	25,957

OHSOL Put and Call Options – Pursuant to the terms of our OHSOL investment and within the Agreement, HKN and the other UniPure unitholders have granted to one another put and call options with respect to an additional 3,050 units of UniPure in exchange for an additional issuance of 725 thousand  restricted shares of our common stock.  These options are exercisable only if certain conditions are satisfied prior to June 2012. Please see Note 2 – OHSOL Investment for additional information of our investment as of June 30, 2009.

Noncontrolling Interest – We recorded $5.6 million as noncontrolling interest in our consolidated condensed balance sheet representing the fair value of our partner’s interest in the net assets of UniPure related to our OHSOL Investment. Please see Note 2 – OHSOL Investment for additional information of our investment as of June 30, 2009.

(11)	EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock. The following table sets forth the computation of basic and diluted income (loss) per share for the three and six months ended June 30, 2009 and 2008 (in thousands, except per share data):

	Three months ended June 30, 2009			Three months ended June 30, 2008
	Net Loss Attributed to Common Stock	Weighted-Average Shares	Per Share Loss	Net Income Attributed to Common Stock	Weighted-Average Shares	Per Share Income
Basic EPS:
Income (loss)	$(348)	8,735	$(0.04)	$2,256	9,679	$0.23
Effect of dilutive securities
Preferred stock (A)	-	-	-	-	-	-
Diluted earnings per share	$(348)	8,735	$(0.04)	$2,256	9,679	$0.23

	Six months ended June 30, 2009			Six months ended June 30, 2008
	Net Loss Attributed to Common Stock	Weighted-Average Shares	Per Share Loss	Net Income Attributed to Common Stock	Weighted-Average Shares	Per Share Income
Basic EPS:
Income (loss)	$(1,559)	8,925	$(0.17)	$3,309	9,708	$0.34
Effect of dilutive securities
Preferred stock (A)	-	-	-	-	-	-
Diluted earnings per share	$(1,559)	8,925	$(0.17)	$3,309	9,708	$0.34

(A)
Our Series G1, Series G2 and Series M Preferred which were outstanding in the periods presented were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(12)	CONTINGENCIES

IRS Examination – On August 6, 2008, we received a Revenue Agent’s Report in which the Internal Revenue Service (“IRS”) proposed an adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company recognized gain for ACE purposes on the sale of the Global PLC stock in 2005.  In its proposed adjustment, the IRS alleges that the Company owes approximately $3.6 million in tax for the year ended December 31, 2005. Penalties and interest calculated through June 30, 2009 in the amount of $1.9 million could also be assessed. In response to the proposed adjustment and corresponding tax assessment, the Company filed a written protest and request for conference on September 5, 2008 to address the proposed adjustment with the Appeals division of the IRS.  On October 29, 2008, we received an acknowledgement of receipt of our written protest and request for conference from the IRS Appeals Office. In April 2009, we filed our supplement to the written protest filed with the IRS.  Pursuant to the IRS Appeals Office acknowledgement, we anticipate that office to contact us to address this matter.

FIN 48 prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  Based on the requirements of FIN 48, we have recorded an income tax contingency, including interest and penalties, as of June 30, 2009, of $225 thousand in our consolidated condensed financial statements based, in part, on a preliminary indication of a probability-weighted fair value assessment of the Global stock. We intend to vigorously defend the proposed adjustment and strongly believe that the Company has meritorious defenses

Operational Contingencies – The exploration, development and production of oil and gas assets are subject to various, federal and state laws and regulations designed to protect the environment. Compliance with these regulations is part of our day-to-day operating procedures. Infrequently, accidental discharge of such materials as oil, natural gas or drilling fluids can occur and such accidents can require material expenditures to correct. We maintain levels of insurance we believe to be customary in the industry to limit our financial exposure. We are currently self-insured for wind coverage on our oil and gas properties.  We are unaware of any material capital expenditures required for environmental control during this fiscal year.

(13)	RELATED PARTY TRANSACTIONS

As described in Note 2 – OHSOL Investment, in June 2009, we entered into an agreement in which we issued an aggregate of 1 million restricted shares of our common stock in exchange for 1,950 units of UniPure.  Two of the UniPure existing unitholders, Quadrant Management, Inc., (“Quadrant”) and UniPureEnergy Acquisition, Ltd. (“UEA”) are affiliates of the Quasha family.  Alan G. Quasha is the Chairman of the Board of Directors of HKN, and Quadrant is the majority unitholder of UniPure.

(14)	SUBSEQUENT EVENTS

We have evaluated events after the date of these financial statements, June 30, 2009, through August 7, 2009, the date that these financial statements were issued. There were no material subsequent events as of that date.

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

BUSINESS OVERVIEW

Our business strategy is focused on enhancing value for our stockholders through the development of a well-balanced portfolio of energy-based assets.  Currently, the majority of the value of our assets is derived from our ownership of Gulf Coast oil and gas properties.  During 2009, commodity pricing for both crude oil and natural gas has averaged well below pricing from the prior year.  We continue to believe in the long-term fundamentals of our industry, therefore during periods of low pricing, we have focused on cutting our operational, general and administrative costs in order for our operations to remain cash-flow positive until pricing rebounds.

During the second quarter 2009, we acquired an interest in a private company with a patented emulsion breaking “OHSOL” technology.  This environmentally-clean process can be used to purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids.  This technology was successfully tested with a mobile OHSOL unit in a demonstration in Prudhoe Bay, Alaska, proving the effectiveness of the OHSOL emulsion breaking technology to recover valuable hydrocarbons and reduce wastes.  During the last half of 2009, we will focus on emulsion testing the OHSOL plant currently located in Texas and commercializing the OHSOL technology.

During the remainder of 2009, we are seeking to identify further investment opportunities in undervalued energy-based companies which could provide future value for our shareholders.

Focus on Efficient Operations

Our revenues are primarily derived from sales from our Gulf Coast oil and gas producing properties.  During 2009, our oil and gas revenue has been comprised approximately 78% from oil sales and 22% from natural gas sales.   During the six months ended June 30, 2009, oil commodity pricing was approximately 57% lower than the prior year period, and natural gas commodity pricing was approximately 63% lower than the prior year period. If oil and gas commodity pricing and economic conditions decline again in the future, our revenue will continue to be adversely affected.

We are in a financially-stable position due to our past strategies. We have no debt outstanding, and we have a cash balance of approximately $12.4 million at June 30, 2009. We also anticipate our operating cash flow and other capital resources, if needed, will adequately fund our planned capital expenditures and other capital uses over the near-term.

Gulf Coast Oil and Gas Properties

During the second quarter 2009, our results of operations reflect decreased oil and natural gas revenues due to the decrease in commodity prices as compared to the prior year period. Substantially all of our production is concentrated in twelve oil and gas fields along the onshore and offshore Texas and Louisiana Gulf Coast.

Our revenues are primarily derived from sales from our oil and gas properties. Approximately 46% of our production comes from our operated properties all located in the United States. These revenues are a function of the oil and gas volumes produced and the prevailing commodity price at the time of production, and certain quality and transportation discounts. The commodity prices for crude oil and natural gas as well as the timing of production volumes have a significant impact on our operating income. As of June 30, 2009, our net domestic production rate was approximately 706 barrels of oil equivalent (“boe”) per day.

The following field data updates the status of our operations through June 30, 2009:

Main Pass, Plaquemines Parish – Louisiana

We have a 90% interest in Main Pass and are the field operator. This field contains a seven-platform facility complex including separation, injection, compression, processing and transportation terminals for oil, water and gas.  The field also contains 67 wellbores (60 oil and 7 injection wells), of which 33 are active, and an eight mile oil transport line with pump/metering facilities. Our Main Pass 35 facility is located approximately six miles offshore in state waters off the Gulf Coast of Louisiana. We currently have license to 21 square miles of 3D seismic data covering the area held by productive leases. Gross production during the second quarter 2009 averaged approximately 417 boe per day. A comprehensive plan for the field is being evaluated in order to improve field economics.  In order to lower our gas lift expense in the field, we are evaluating a possible recompletion project of at least one gas zone in the third quarter 2009. Several of these zones were previously identified in the field study compiled in 2008.

Lapeyrouse Field, Terrebonne Parish – Louisiana

We hold an average non-operated working interest of approximately 18% in the production from nine wells in this field. Gross field production averaged approximately 258 boe per day for the second quarter 2009.  Evaluation efforts by the operator are still ongoing with additional diagnostic work planned by the operator to address the field pressure decline and to utilize all available wellbores.

Lake Raccourci Field, Lafourche Parish – Louisiana

We hold an average 40% operated working interest in each of our Lake Raccourci wells. Gross production for this field averaged 57 boe per day for the second quarter 2009. Production decreaased significantly this quarterly period, due to the fact that the SL 14284-1 well ceased production in February.  Diagnostic work indicated that the well ceased production due to sand build up in the tubing.  Coiled tubing work was carried out, but failed to restore production. We are currently evaluating the economic potential of the Tex 16 zone behind pipe, as well as several other zones in our two other producing wells in the field.

Point-a-la-Hache Field, Plaquemines Parish – Louisiana

We maintain a 25% operated working interest in one producing well in this field. Average gross production for the second quarter 2009 was approximately 43 boe per day.  Production remains steady from this one well field.

Creole Field, Terrebonne Parish - Louisiana

We hold an average 15% non-operated working interest in this offshore field. Gross daily production from the wells (six completions) was approximately 1,115 boe per day during the second quarter 2009. Three completions in two wells drilled in late 2008 were put on production in late March 2009 after significant weather delays.

East Lake Verret, Assumption Parish – Louisiana

We have an average 5% non-operated working interest in this field. Gross daily production from the two development wells on this project was approximately 871 boe per day during the second quarter 2009.

Point-au-Fer Field, Terrebonne Parish – Louisiana

We own a 12.5% non-operated working interest in this approximate 56 square mile area. Gross production for this field was approximately 39 boe per day for the second quarter 2009. Several prospects have been identified in the area, but due to the low oil and gas pricing, we expect additional drilling and workover activity will be delayed by the operator.

Branville Bay Field, St. Bernard Parish – Louisiana

We own a 12.5% non-operated working interest in two state leases in the Branville Bay area of Chandeleur Sound Block 71. Gross production for this field was approximately 339 boe per day for the second quarter 2009. Production remains steady from this two well field.

BP 2D Texas Gulf Coast Project, Various Counties -  Texas

We own a 25% non-operated working interest in the Boquillas #1 well. Gross production from this well was approximately 191 boe per day for the second quarter 2009.

NW Speaks Field, Lavaca County – Texas

We own approximately 2% to 10% in various leases in the NW Speaks area. Current gross production for this field averaged approximately 94 boe per day during the second quarter 2009 from two wells.

Allen Ranch Field, Colorado County – Texas

We own an 11.25% non-operated working interest in this area. Gross production for this field was approximately 62 boe per day during the second quarter 2009 primarily from the initial well, the Hancock Gas Unit #1 which is the only well currently producing from the field. Another development location has been identified, but future development of the field is currently on hold pending higher natural gas pricing.

Raymondville Field, Willacy County – Texas

We own a 27% non-operated working interest in this area. Current gross production for this field averaged approximately 375 boe per day during the second quarter 2009. Field production continues to decline as fewer behind pipe zones remain. Several wells that produced in the first quarter ceased production in the second quarter and have no remaining potential.

Lucky Field, Matagorda County - Texas

We own a 7.5% non-operated working interest in this area. Current gross production for this field averaged approximately 52 boe per day during the second quarter 2009.

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

On the Indiana Posey Prospect, we are currently in the second pilot well phase of Phase II (Exploratory Phase) of the project.  The extent of water influx from the first pilot wells is under evaluation to enhance desorption efforts.  Alternative design stimulations are also under evaluation as pumpdown continues while the initial fracture treatments are evaluated.

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

INVESTMENT IN GLOBAL

At June 30, 2009 and December 31, 2008, we owned approximately 34% of Global’s ordinary shares. Our investment in Global was equal to the market value of our 11.9 million shares of Global’s common stock as follows (in thousands, except for share amounts):

	June 30, 2009	December 31, 2008
Shares of Global Stock held by HKN	11,893,463	11,893,463

Closing price of Global Stock	£0.62	£0.68

Foreign Currency Exchange Rate	1.6587	1.4619

Market Value of Investment in Global	$12,231	$11,824

The foreign currency translation adjustment of approximately $1.1 million and the unrealized loss on investment of $664 thousand for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the six months ended June 30, 2009.

INVESTMENT IN SPITFIRE

At June 30, 2009, we owned 10.1 million common shares of Spitfire and 1.3 million warrants to acquire common shares of Spitfire. Our common share holdings represent approximately 25% of the outstanding Spitfire common shares. In 2009, we have sold approximately 1 million of our Spitfire shares in the market for cash proceeds of $177 thousand.

INVESTMENT IN OHSOL

Under UniPure’s Operating Agreement, effective June 30, 2009, we are the Managing Member of UniPure and, as such, possess the legal power to direct the operating policies and procedures of UniPure.  Therefore, we have determined that our OHSOL investment meets the requirements of FIN 46R, and we are the primary beneficiary, as defined. Therefore, we have consolidated the assets and liabilities of UniPure as of June 30, 2009, the acquisition date. We did not consolidate the results of operations for the one day ended  June 30, 2009, as it was determined to be immaterial.

INVESTMENT IN CANERGY FUND

HKN is currently the sole participant in both the Canergy Fund and Canergy Management.  For the  three and six months ended June 30, 2009, there was no trading activity related to the Canergy Growth Fund recorded on our consolidated condensed statement of operations, but we intend to monitor the market  and reinvest cash as conditions improve and opportunities arise.

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

Based on June 30, 2009 pricing of $3.83 per Mmbtu of natural gas and $69.89 per barrel of oil, we did not have an impairment of our oil and natural gas properties under the full cost method of accounting.

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

Consolidation of variable interest entities - Our OHSOL investment is considered to be a variable interest, as defined in Financial Accounting Standards Board Interpretation (“FIN”) No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). FIN 46R requires the primary beneficiary of a variable interest entity’s (“VIE”) activities to consolidate the VIE. FIN 46R defines a VIE as an entity in which the equity investors do not have substantive voting rights and there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We have determined that our OHSOL investment meets the requirements of FIN 46R, and we are the primary beneficiary, as defined. Therefore, we have consolidated the assets and liabilities of UniPure as of June 30, 2009, the acquisition date. We did not consolidate the results of operations for the one day ended June 30, 2009, as it was determined to be immaterial.

As of June 30, 2009, we owned less than a majority of the common shares of Global and did not possess the legal power to direct the operating policies and procedures of Global through our direct ownership, combined with the ownership by Lyford in Global shares. In addition, we have concluded that Global was not a VIE at June 30, 2009 as contemplated by FIN 46(R).

Income Taxes – We account for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. We measure and record income tax contingency accruals in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 141R and SFAS 160 significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141R retains the fundamental requirements in Statement 141 “Business Combinations” while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS 160 changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests, and classified as a component of equity. These Statements became simultaneously effective January 1, 2009. We applied this guidance to our OHSOL investment in June 2009. Please see Note 2 – OHSOL Investment for additional information.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” ("SFAS 161"). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of SFAS 161 on January 1, 2009 did not have a material impact on our consolidated condensed financial statements. See Note 7 – Derivative Instruments for additional information.

In June 2008, the FASB issued EITF 07-5. “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). The Issue requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock in order to determine if the instrument should be accounted for as a derivative under the scope of SFAS 133. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted EITF 07-5 beginning January 1, 2009.  We applied this guidance to the conversion feature in our Series M Convertible Preferred Stock (“Series M Preferred”). See Note 7 – Derivative Instruments for additional information.

In November 2008, the FASB issued EITF 08-6 “Equity Method Investment Accounting Considerations” (“EITF 08-6”). This Issue states that an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee's share issuance should be recognized in earnings. Previous to this Issue, changes in equity for both issuances and repurchases were recognized in equity. EITF 08-6 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted EITF 08-6 beginning January 1, 2009.  We applied this guidance to our equity investment in Spitfire Energy. See Note 5 – Equity Investment in Spitfire Energy for additional information.

In December 2008, the Securities and Exchange Commission published a Final Rule, “Modernization of Oil and Gas Reporting”. The new rule permits the use of new technologies to determine proved reserves if those technologies have been demonstrated to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The use of average prices will affect future impairment and depletion calculations. The new disclosure requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. A company may not apply the new rules to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required. We have not yet determined the impact of this Final Rule, which will vary depending on changes in commodity prices on our disclosures financial position or results of operations

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). This Statement sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which  an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. We adopted SFAS 165 on June 30, 2009 and have included the required disclosures in this form 10-Q. See Note 14 – Subsequent Events for additional information.

In June 2009, the FASB issued SFAS 167 “Amendment to FASB Interpretation No. 46 (R) (“SFAS 167”).” This Statement amends FIN46R to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and requires additional disclosures about an enterprise’s involvement in VIEs. SFAS 167 is effective as of the beginning of the reporting entity’s first annual reporting period that begins after November 15, 2009 and earlier adoption is not permitted. We are currently evaluating the potential impact, if any, of the adoption of SFAS 167 on our consolidated condensed financial statements.

In June 2009, the FASB issued SFAS 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”).  This Statement states that the FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification’s content will carry the same level of authority and effectively supersede SFAS 162. Thus, the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 168 on our consolidated condensed financial statements.

RESULTS OF OPERATIONS

For the purposes of discussion and analysis, we are presenting a summary of our consolidated condensed results of operations followed by more detailed discussion and analysis of our operating results.  The primary components of our net income (loss) for the three and six months ended June 30, 2009 and 2008, were as follows (in thousands, except per-share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Oil and gas operating profit (1)	$795	$5,296	(85%)	$991	$8,177	(88%)
Gas sales revenues	$430	$2,448	(82%)	$1,064	$4,128	(74%)
Gas production (mcf)	120,839	194,469	(38%)	267,444	381,152	(30%)
Gas price per mcf	$3.56	$12.59	(72%)	$3.98	$10.83	(63%)
Oil sales revenues	$2,353	$5,269	(55%)	$3,739	$9,125	(59%)
Oil production (bbls)	41,258	42,022	(2%)	78,316	81,448	(4%)
Oil price per bbl	$57.03	$125.39	(55%)	$47.74	$112.03	(57%)
Trading revenues	$-	$(1,287)	100%	$-	$(1,421)	100%
Other revenues, net	$611	$642	(5%)	$1,319	$1,520	(13%)
General and administrative expenses, net	$638	$1,057	(40%)	$1,189	$2,246	(47%)
Provision for doubtful accounts	$(3)	$-	100%	$271	$-	100%
Depreciation, depletion, amortization and accretion	$885	$1,260	(30%)	$1,985	$2,490	(20%)
Other losses	$12	$(41)	129%	$59	$45	31%
Equity in losses in Spitfire	$33	$26	27%	$123	$29	324%
Income tax expense (benefit)	$-	$4	(100%)	$(40)	$7	(671%)
Net income (loss)	$(159)	$2,345	(107%)	$(1,277)	$3,459	(137%)
Net income attributed to noncontrolling interests	$-	$(13)	100%	$-	$(13)	100%
Net income (loss) attributed to HKN	$(159)	$2,358	(107%)	$(1,277)	$3,472	(137%)
Net income (loss) attributed to common stock	$(348)	$2,256	(115%)	$(1,559)	$3,309	(147%)
Net income (loss) per common share:
Basic and diluted	$(0.04)	$0.23	(117%)	$(0.17)	$0.34	(151%)

(1)	Oil and gas operating profit is calculated as oil and gas revenues less oil and gas operating expenses

The following is our discussion and analysis of significant components of our operations which have affected our operating results and balance sheet during the periods included in the accompanying consolidated condensed financial statements.

Oil and Gas Revenues and Oil and Gas Expenses for the Quarterly Periods Ended June 30, 2009 Compared to June 30, 2008

Our oil and gas revenues are generated from operations in onshore and offshore areas of the Texas and Louisiana Gulf Coast. Along with lower oil and gas commodity pricing during the second quarter 2009, our oil and gas revenues decreased from $7.7 million in the prior year period to $2.8 million for the current quarter.  This decrease was due to the significantly lower oil and gas prices received during the period.

Our natural gas revenues decreased from $2.5 million in the second quarter 2008 to $430 thousand for the second quarter 2009. The prices realized for natural gas sales decreased 72%, averaging $3.56 per mcf in second quarter 2009 compared to $12.59 per mcf during second quarter 2008.  Natural gas production decreased 38% in second quarter 2009 as compared to the prior year period due primarily to decreased production from the Lapeyrouse, Raymondville and Lake Raccourci fields.  While a portion of the decrease can be attributed to normal decline in these fields, we continue to evaluate projects to address production decline and to utilize all available wellbores.

Our oil revenues decreased to approximately $2.4 million during second quarter 2009 from approximately $5.3 million during second quarter 2008. We realized a 55% decrease in oil prices received, decreasing from an average of $125.39 per barrel in the second quarter 2008 to $57.03 per barrel in the current quarter.  Overall oil production was fairly steady decreasing only 2% in second quarter 2009 as compared to the prior year period due primarily to production declines in older fields offset by two new wells at our Creole field.

Our oil and gas operating expense decreased 18%, decreasing from approximately $2.4 million during second quarter 2008 to $2 million during second quarter 2009 due primarily to lower production taxes which resulted from lower prices realized on our oil and gas sales during the current quarter.

Trading Revenues, net

We had no trading activity during the three months ended June 30, 2009. During the prior year period, we recognized approximately $1.2 million in trading losses, net.

Interest and Other Income, net

Fees, interest and other income decreased slightly from $642 thousand during second quarter 2008 to $611 thousand during second quarter 2009, primarily due to lower interest rates earned from treasury securities during the current year period.

General and Administrative Expense

General and administrative expenses decreased 40% from $1.1 million for the second quarter 2008 to $638 thousand for the second quarter 2009 primarily due to overall lower salary and personnel costs along with decreased professional fees.

Provision for Doubtful Accounts

We recognized a benefit in our provision for doubtful accounts of approximately $3 thousand for the second quarter 2009 due to a reduction in our bankruptcy reserve related one of our customers at Main Pass 35.

Depreciation, Depletion, Amortization and Accretion Expense

Depreciation, depletion, amortization and accretion (DD&A) expense decreased 30% during second quarter 2009 when compared to prior year period due to both lower production volumes and lower depletion rates.  The quarterly depletion rate per boe on our properties decreased from $14.94 in second quarter 2008 to $13.38 per boe in second quarter 2009 as a result of increased proved reserve volumes as compared to the prior year period.

Other Losses

During the second quarter 2009, other losses were primarily comprised of the $9 thousand increase in the fair value of the Series M Preferred conversion feature dividend liability. We also recognized a loss of $2 thousand related to the decrease in the fair value of our Spitfire warrants during the second quarter 2009.

Income Tax Expense

We recognized no income tax during second quarter 2009.  During second quarter 2008, we recognized income tax expense of $4 thousand.

Oil and Gas Revenues and Oil and Gas Expenses for the Six Month Period Ended June 30, 2009 Compared to June 30, 2008

Along with lower oil and gas commodity pricing during the first half 2009, our oil and gas revenues decreased from $13.3 million in the prior year period to $4.8 million for the current year period.  This decrease was due to the significantly lower oil and gas prices received during the period.

Our natural gas revenues decreased from $4.1 million during the first six months of 2008 to $1.1 million for the same period in 2009. The prices realized for natural gas sales decreased 63%, averaging $3.98 per mcf in the first half of 2009 compared to $10.83 per mcf during the first half of 2008.  Natural gas production decreased 30% in the first six months of 2009 as compared to the prior year period due primarily to decreased production from Lapeyrouse and Lake Raccourci fields.  Both fields are under evaluation for diagnostic work to be performed to address pressure decline and to utilize all available wellbores.

Our oil revenues decreased to approximately $3.7 million during the first six months of 2009 from approximately $9.1 million during the same period in 2008. We realized a 57% decrease in oil prices received, decreasing from an average of $112.03 per barrel in the first half of 2008 to $47.74 per barrel in the current year period.  Overall oil production decreased 4% in the first six months of 2009 as compared to the prior year period due primarily to cold weather emulsion issues at Main Pass 35 and decreased oil production at our Lake Raccourci and Lapeyrouse fields. These decreases were partially offset by production gains from three new wells at our Creole field.

Our oil and gas operating expense decreased 25%, decreasing from approximately $5.1 million during the first six months of 2008 to $3.8 million during the same period in 2009 due primarily to lower production taxes which resulted from lower prices realized on our oil and gas sales during the current period.

Trading Revenues, net

We had no trading activity during the six months ended June 30, 2009. During the prior year period, we recognized approximately $1.4 million in trading losses, net.

Interest and Other Income, net

Fees, interest and other income decreased from $1.5 million during the first six months of 2008 to $1.3 thousand in the 2009 period, primarily due to lower interest rates earned from treasury securities during the current year period along with a gain from the sale of assets recognized during 2008.

General and Administrative Expense

General and administrative expenses decreased 47% from $2.2 million for the first half of 2008 to $1.2 milllion for the first half of 2009 primarily due to overall lower salary and personnel costs along with decreased rent and consultant expenses.

Provision for Doubtful Accounts

We recognized a provision for doubtful accounts of approximately $271 thousand for the first six months of 2009 primarily due to one of our customers at Main Pass 35 declaring Chapter 11 bankruptcy.

Depreciation, Depletion, Amortization and Accretion Expense

Depreciation, depletion, amortization and accretion (DD&A) expense decreased 20% during the first six months of  2009 when compared to prior year period due to lower production volumes.  The average depletion rate per boe on our properties increased from $15.15 in the first six months of 2008 to $15.22 per boe in first six months of 2009.

Other Losses

During the first half of 2009, other losses were primarily comprised of the $45 thousand increase in the fair value of the Series M Preferred conversion feature dividend liability. We also recognized a loss of $14 thousand related to the decrease in the fair value of our Spitfire warrants during the first half of 2009.

Income Tax Expense (Benefit)

We recognized an income tax benefit of $40 thousand during first six months of 2009 due primarily to an adjustment made in the current period to our 2008 state and federal income tax liability.  During the same period in 2008, we recognized income tax expense of $7 thousand.

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

	June 30,	December 31,
(Thousands of dollars)	2009	2008
Current ratio	4.16 to 1	5.77 to 1

Working capital (1)	$11,686	$16,102

Total debt	$-	$-

Total cash and marketable securities less debt	$12,416	$15,219

Stockholders' equity	$63,128	$59,904

Total liabilities to equity	0.16 to 1	0.15 to 1

(1) Working capital is the difference between current assets and current liabilities.

The decreases in our current ratio and our working capital as of June 30, 2009 as compared to December 31, 2008 are primarily due to the decrease in our oil and gas accounts receivable balance. Our accounts receivable balances are reduced as compared to year-end 2008 due to lower accrued revenue from decreased commodity pricing along with an additional provision for doubtful accounts, during the period, for one of our Main Pass 35 customers. We also deployed cash of $1 million to redeem 10,000 shares of our Series M Preferred and $1.5 million to repurchase shares of our common stock during the first six months of 2009. We have no debt outstanding as of June 30, 2009.

During the first half of 2009, oil and natural gas prices have declined sharply as compared to the prior year period. However, we have worked to reduce our controllable costs in order to maintain positive cash flow from operations even during this low commodity pricing environment. We have a cash balance of approximately $12.4 million at June 30, 2009. We anticipate our operating cash flow and other capital resources, if needed, will adequately fund our planned capital expenditures and other capital uses over the near-term.  Based on industry outlook for 2009, prices for oil and natural gas could remain reduced as compared to the prior year with the perception of future worldwide demand being altered by turmoil in the financial markets.

We may continue to deploy cash into long-term investments or seek to raise financing through the issuance of debt, equity and convertible debt instruments, if needed, for utilization of acquisition, development or investment opportunities as they arise. We may continue to reduce our ownership interest in Spitfire’s and Global’s common shares through strategic sales under certain conditions.

Capital Structure

At June 30, 2009, if our remaining convertible preferred stock were converted, we would be required to issue the following amounts of our common stock:

Instrument	Conversion Price (a)	Shares of Common Stock Issuable at June 30, 2009
Series M Preferred	$11.85	286,920

Series G1 Preferred	$280.00	571

Series G2 Preferred	$67.20	1,488

Common Stock Potentially Issued Upon Conversion		288,979

(a) Certain conversion prices are subject to adjustment under certain circumstances.

In June 2009 upon the issuance of our restricted common shares for the OHSOL investment, the conversion price of the Series M Preferred decreased from $13.22 to $11.85 per share. The incremental intrinsic value of the change in the Series M Preferred conversion price of $76 thousand is reflected as a payment of preferred stock dividends in our consolidated condensed statement of operations for the quarter ended June 30, 2009.

In addition, if the UniPure put and call option conditions are satisfied and the options exercised, we would be required to issue 725 thousand non-registered shares of our common stock.

The Call Option may be exercised upon the occurrence of any of the following events:
o	Execution by UniPure of a material contract regarding any of the UniPure patented technologies
o	UniPure achieves positive Operating Margins during two consecutive quarters
o	UniPure achieves positive Net Income during two consecutive quarters
o	UniPure receives a qualified offer to sell substantially all of its assets or to merge with another entity and UniPure declines such offer

o	A Change of Control occurs at UniPure
o	The average closing price of HKN common stock is above $3.50 for any consecutive 30 day trading period
o	Any UniPure transaction that dilutes HKN’s ownership of UniPure by more than 10%
o	UniPure consummates a securities offering under the 1933 Act that results in aggregate net cash proceeds to UniPure of at least $10 million

The Put Option may be exercised upon the occurrence of any of these events:
o	UniPure incurs net losses for any four consecutive quarters
o	A Change of Control occurs at HKN
o	The average closing price of HKN common stock is below $1.50 per share or above $4.00 per share for any consecutive 30 day trading period

Significant Ownership of our Stock

As of June 30, 2009, Lyford Investments Enterprises Ltd. (“Lyford”) beneficially owned approximately 33% of the combined voting power of our common stock.  Lyford is in a position to exercise significant influence over the election of our board of directors and other matters.

Cash Flows

Net cash flow provided by operating activities during the six months ended June 30, 2009 was $10.9 million, as compared to net cash used of $327 thousand in the prior year period. The increase in cash flow provided by operating activities as compared to the prior year period was primarily caused by collection of our previously outstanding hurricane insurance receivable, a $9.5 million change in marketable securities into cash, and reduced operating and general and administrative costs. Our cash on hand at June 30, 2009 totaled approximately $12.4 million.

Net cash used in financing activities during the six months ended June 30, 2009 and 2008 totaled approximately $2.7 million and $536 thousand, respectively, due primarily to treasury stock repurchases of our common stock. Net cash used in investing activities during the first half of 2009 totaled approximately $1.5 thousand and was primarily comprised of capital expenditures associated with completion costs for two wells in our outside-operated Creole field. The wells were successfully drilled during the fourth quarter 2008 and were completed and brought on production during early 2009.

Obligations and Commitments

Oil, Natural Gas and Coalbed Methane Commitments – During the first half of 2009, we expended approximately $1.7 million of capital expenditures and workovers in the United States. The majority of these capital expenditures were associated with completion costs for the Creole field in south Texas.  During the first quarter 2009, we limited our capital expenditures while oil and natural gas prices remained low.  Industry-wide drilling costs have yet to reduce in comparison to the dramatic drop in commodity prices.  We expect to fund our capital expenditures with available cash on hand and through projected cash flow from operations. Possible continued weakening commodity prices or a decline in drilling will cause reduced projected expenditures for the remainder of 2009.  However, our remaining capital expenditures for 2009 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in us losing certain prospect acreage or reducing our interest in future development projects.

Operational Contingencies– Our operations are subject to stringent and complex environmental laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations are subject to changes that may result in more restrictive or costly operations. Failure to comply with applicable environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties or injunctive relief.

We recognize the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. At June 30, 2009, our asset retirement obligation liability totaled approximately $5.7 million.

From time to time, we provide for reserves related to contingencies when a loss is probable and the amount is reasonably estimable.

In addition to the above commitments, during 2009 and afterward, government authorities under our Louisiana state leases and other operators may also request us to participate in the cost of drilling additional exploratory and development wells. We may fund these future expenditures at our discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on factors out of our control, such as the timing of the request, the depth of the wells and the location of the property. As of June 30, 2009, we had no material purchase obligations.

Off-Balance Sheet Arrangements -- As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2009, we were not involved in any unconsolidated SPE transactions. We have no off-balance sheet arrangements.

Treasury Stock–  In January 2009, our Board of Directors authorized an amendment to the existing repurchase plan allowing us to buyback an additional 1.0 million shares of our common stock.  During the six months ended June 30, 2009, we repurchased approximately 587 thousand shares of our common stock. This included a repurchase of 500 thousand shares of our common stock for $1.3 million from a shareholder in a privately negotiated transaction pursuant to our repurchase program. During the six months ended June 30, 2009, we retired approximately 568 thousand treasury shares. As of June 30, 2009, approximately 650 thousand shares remained available for repurchase under our repurchase program.

Series M Preferred – During May 2009, we redeemed 10 thousand shares of our Series M Preferred with a liquidation value of $100 per share for $1 million. In addition, we paid approximately $23 thousand in accrued dividends on these shares.

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

We have no debt outstanding at June 30, 2009.  If we seek to raise equity or debt financing to fund capital expenditures or other acquisition and development opportunities, those transactions may be affected by the market value of our common stock. If the price of our common stock declines, our ability to utilize our stock either directly or indirectly through convertible instruments for raising capital could be negatively affected. Further, raising additional funds by issuing common stock or other types of equity securities could dilute our existing stockholders, which dilution could be substantial if the price of our common stock decreases. Any securities we issue may have rights, preferences and privileges that are senior to our existing equity securities. Borrowing money may also involve pledging some or all of our assets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our oil and gas operations are exposed to market risks primarily as a result of changes in commodity prices.  We currently hold no commodity pricing hedges in order to limit the exposure to the volatility.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information relates to all securities issued or sold by us during the period covered by this report and not registered under the Securities Act of 1933 (“the Securities Act”).  The transaction below was conducted in reliance upon the available exemptions from the registration requirements of the Securities Act under Section 3(a)(9) of the Securities Act.  There were no underwriters employed in connection with this transaction.

On June 30, 2009 we exchanged 1 million shares of our Common Stock for 1,950 membership units in UniPureEnergy Acquisition Co, LLC, a privately-held company. The exchange was exempt from the registration provisions of the Securities Act as this transaction did not involve any public offering and the buyers were accredited investors who agreed to purchase the securities for investment purposes.

(c)           The following table provides information about purchases by us during the three months ended June 30, 2009, of our Common Stock.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 through April 30, 2009	-	$-	-	737,280

May 1, 2009 through May 31, 2009	83,223	$2.43	583,223	654,057

June 1, 2009 through June 30, 2009	3,734	$2.22	586,957	650,323

Total	86,957	$2.43	586,957	650,323

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 12, 2009, HKN held its 2009 annual meeting of stockholders (the “Meeting”), pursuant to a proxy statement that it had filed with the Securities and Exchange Commission and had furnished to holders of record of the 8,761,384 outstanding shares of its Common Stock as of April 17, 2009.

At the Meeting, the stockholders voted as indicated below on the following matter:

Election of the following directors to serve until the next annual meeting of stockholders or until their successors are elected and qualified (included as Item 1 in the 2009 proxy statement):

	For	Withheld
Michael M. Ameen, Jr.	7,740,296	335,567
Mikel D. Faulkner	7,705,008	370,855
Dr. J. William Petty	7,683,642	392,221
Alan G. Quasha	7,707,781	368,082
H.A. Smith	7,688,531	387,332

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

HKN, Inc.
(Registrant)

Date: August 7, 2009	By:	/s/ Anna M. Williams
Senior Vice President and Chief Financial Officer