Form 10-Q
period 2009-09-30
HKN, Inc.
filed 2009-11-05
CIK 313478

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ✓   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   Yes  ___   No ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Common Stock, par value $0.01 per share, outstanding as of
November 1, 2009 was 9,596,543.

HKN, INC.
INDEX TO QUARTERLY REPORT
September 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

HKN, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except for share amounts)

Assets	September 30,	December 31,
	2009	2008
	(unaudited)
Current Assets:
Cash and cash equivalents	$11,291	$5,722
Marketable securities (Treasury bills)	-	9,497
Accounts receivable, net	2,090	3,778
Prepaid expenses and other current assets	769	482
Total Current Assets	14,150	19,479

Property and equipment, net	42,594	35,358

Intangible assets	1,946	-
Investment in Global	13,066	11,824
Equity investment in Spitfire	1,262	1,820
Other assets, net	100	292
	$73,118	$68,773

Liabilities and Stockholders' Equity

Current Liabilities:
Trade payables	$444	$639
Accrued liabilities and other	2,329	1,826
Income tax contingency	225	225
Revenues and royalties payable	617	687
Total Current Liabilities	3,615	3,377

Asset Retirement Obligation	5,750	5,472
Deferred Income Taxes	748	20
Preferred Stock Dividends	73	-
Total Liabilities	10,186	8,869

Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $160 thousand liquidation value
700,000 shares authorized; 1,600 shares outstanding	2	2
Series G2 Preferred Stock, $1.00 par value; $100 thousand liquidation value
100,000 shares authorized; 1,000 shares outstanding	1	1
Series M Preferred Stock, $1.00 par value; $3.4 million liquidation value
50,000 shares authorized; 34,000 shares outstanding	34	44
Common stock, $0.01 par value; 24,000,000 shares authorized;
9,633,267 and 9,268,253 shares issued, respectively	97	93
Additional paid-in capital	441,511	442,642
Accumulated deficit	(387,262)	(385,171)
Accumulated other comprehensive income	3,232	2,312
Treasury stock, at cost, 36,724 and 6,869 shares held, respectively	(106)	(19)
Total HKN, Inc. Stockholders' Equity	57,509	59,904
Noncontrolling interest	5,423	-
Total Stockholders’ Equity	62,932	59,904
	$73,118	$68,773

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

HKN, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues and other:
Oil and gas operations	$2,649	$5,952	$7,452	$19,205
Trading revenues, net	-	(849)	-	(2,270)
Fees, interest and other income	450	503	1,769	2,023
Total revenue	3,099	5,606	9,221	18,958
Costs and Expenses:
Oil and gas operating expenses	2,169	3,478	5,981	8,554
General and administrative expenses	834	1,245	2,023	3,491
Provision for doubtful accounts	(49)	-	222	-
Depreciation, depletion, amortization and accretion	752	1,190	2,736	3,680
Equity in losses (earnings) of Spitfire	50	(97)	173	(68)
Impairment of investment in Spitfire	-	2,787	-	2,787
Other losses (gains)	(42)	5	17	50
Total costs and expenses	3,714	8,608	11,152	18,494
Income (loss) before income taxes	$(615)	$(3,002)	$(1,931)	$464
Income tax expense (benefit)	-	264	(40)	271
Net income (loss)	$(615)	$(3,266)	$(1,891)	$193
Net loss attributable to noncontrolling interest	160	62	160	75
Net income (loss) attributable to HKN, Inc.	(455)	(3,204)	(1,731)	268
Dividends related to preferred stock	(73)	(72)	(355)	(235)
Net income (loss) attributed to common stock	$(528)	$(3,276)	$(2,086)	$33
Basic and diluted net income (loss) per common share:
Net income (loss) per common share	$(0.05)	$(0.34)	$(0.23)	$0.00
Weighted average common shares outstanding	9,639,077	9,638,039	9,165,322	9,684,609

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

HKN, INC.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

									Accumulated
					Additional		Non		Other
	Preferred Stock			Common	Paid-In	Treasury	controlling	Accumulated	Comprehensive
	G1	G2	M	Stock	Capital	Stock	Interest	Deficit	Income	Total

Balance, December 31, 2008	$2	$1	$44	$93	$442,642	$(19)	$-	$(385,171)	$2,312	$59,904

Issuance of restricted shares related to
investment, net of issuance cost	-	-	-	10	1,307	-	-	-	-	1,317
Cumulative effect of Series M Preferred
conversion feature	-	-	-	-	-	-	-	(4)	-	(4)
Adjustment of Series M Preferred
conversion price	-	-	-	-	76	-	-	(76)	-	-
Accrual of preferred stock dividends	-	-	-	-	-	-	-	(242)	-	(242)
Issuance of preferred stock dividends	-	-	-	-	-	-	-	(38)	-	(38)
Preferred stock redemption	-	-	(10)	-	(990)	-	-	-	-	(1,000)
Treasury stock repurchase	-	-	-	-	-	(1,719)	-	-	-	(1,719)
Treasury stock retirements	-	-	-	(6)	(1,626)	1,632	-	-	-	-
Equity in stock repurchases by Spitfire	-	-	-	-	102	-	-	-	-	102
Comprehensive loss:
Net loss								(1,731)
Unrealized holding gain on available for
sale investments									572
Unrealized foreign currency gain									348
Total comprehensive loss										(811)
Noncontrolling interest in investment	-	-	-	-	-	-	5,423	-	-	5,423
Balance, September 30, 2009	$2	$1	$34	$97	$441,511	$(106)	$5,423	$(387,262)	$3,232	$62,932

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

HKN, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(1,891)	$193
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion, amortization and accretion	2,736	3,680
Realized loss on derivative instruments	-	(1,139)
Realized loss on available for sale investments	-	(434)
Unrealized gain on derivative instruments	-	(995)
Impairment recovery on land	-	(179)
Equity in losses (gains) of Spitfire	173	(68)
Impairment of investment in Spitfire	-	2,787
Realized gain from sale of Spitfire shares	(23)	-
Other, net	-	(46)
Change in operating assets and liabilities:
Increase in prepaid assets and other	(33)	(340)
Decrease in accounts receivable and other	1,688	194
Decrease in marketable securities	9,497	-
Increase in margin deposits posted with brokers	-	(1,321)
Increase in derivative liabilities	-	3,588
Increase (decrease) in trade payables and other	(1,457)	1,463
Net cash provided by operating activities	10,690	7,383

Cash flows from investing activities:
Net proceeds from sales of assets	-	333
Capital expenditures	(2,382)	(4,932)
Acquisitions	-	(400)
Purchase of available for sale investments	-	(1,623)
Proceeds from available for sale investments	-	435
Purchase of Spitfire common shares	-	(65)
Proceeds from sale of Spitfire common shares	187	-
Net cash used in investing activities	(2,195)	(6,252)

Cash flows from financing activities:
Payment of preferred stock dividends	(207)	(173)
Redemption of preferred stock	(1,000)	-
Proceeds from capital contributions to Canergy Growth Fund	-	400
Proceeds from capital contributions to Canergy Management Company	-	100
Purchases of treasury shares	(1,719)	(3,841)
Net cash used in financing activities	(2,926)	(3,514)

Net increase (decrease) in cash and temporary investments	5,569	(2,383)
Cash and cash equivalents at beginning of period	5,722	25,581
Cash and cash equivalents at end of period	$11,291	$23,198

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

HKN, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2009 and 2008
(Unaudited)

(1)	BASIS OF PRESENTATION

Our accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to prevent the information presented from being misleading. In our opinion, these financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2009 and December 31, 2008 and the results of our operations and changes in our cash flows for the three and nine months presented as of September 30, 2009 and 2008. The December 31, 2008 consolidated condensed balance sheet information is derived from audited financial statements. All adjustments represent normal recurring items. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. Certain prior year amounts have been reclassified to conform to the 2009 presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation – The consolidated condensed financial statements include the accounts of all companies that we, through our direct or indirect ownership or shareholding, were provided the ability to control their operating policies and procedures. We have consolidated the assets and liabilities of UniPureEnergy Acquisition Co., LLC (“UniPure”) as of September 30, 2009 and the results of operations for the three months ended September 30, 2009 in our consolidated condensed financial statements. Please see Note 2 – Investment in OHSOL Technology (UniPure) for additional information. All significant intercompany balances and transactions have been eliminated.

Comprehensive Income (Loss) – Comprehensive income (loss) includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Our total comprehensive income (loss) for the period is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss) attributable to HKN	$(455)	$(3,204)	$(1,731)	$268
Foreign currency translation adjustment on investment	(562)	(2,733)	348	(2,858)
Unrealized (loss) gain on investments	1,236	(5,671)	572	3,313

Total comprehensive income (loss)	$219	$(11,608)	$(811)	$723

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

Derivative Instruments – We have not designated any of our derivative instruments as hedges under FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. All gains and losses related to our derivative instruments are recognized in Other losses (gains). Please see Note 5 – Derivative Instruments for additional information.

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

Translation of Non-U.S. Currency Amounts - Assets and liabilities of our equity investment in Spitfire Energy, whose functional currency is the Canadian dollar, are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Revenue and expense items are translated at average exchange rates prevailing during the periods. Our investment in Global is also subject to foreign currency exchange rate risk as our ownership of Global’s ordinary shares are denominated in British sterling pounds. Translation adjustments are included in other comprehensive income until the investment is sold.

Consolidation of Variable Interest Entities – Our investment in OHSOL technology (UniPure) is considered to be a variable interest, as defined in ASC 810-10, Consolidation. ASC 810-10 requires the primary beneficiary of a variable interest entity’s (“VIE”) activities to consolidate the VIE and defines a VIE as an entity in which the equity investors do not have substantive voting rights and there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  Under UniPure’s Operating Agreement, effective June 30, 2009, we are the Managing Member of UniPure and, as such, possess the legal power to direct the operating policies and procedures of UniPure.  Therefore, we have determined that our investment in UniPure meets the requirements of ASC 810-10, and we are the primary beneficiary, as defined. Accordingly, we have consolidated the assets and liabilities of UniPure as of September 30, 2009 and the results of operations for the three months ended September 30, 2009 in our consolidated condensed financial statements. Please see Note 2 –Investment in OHSOL Technology (UniPure) for additional information.

In May 2008, we created Canergy Growth Fund LLC (“Canergy Growth Fund”), a U.S. Virgin Islands non-registered investment fund, to invest in the Canadian junior oil and gas market, and Canergy Management, a U.S. Virgin Islands company, to manage the Canergy Growth Fund as well as other future possible Canadian investment opportunities.  Our investments in the Canergy Growth Fund and Canergy Management are variable interests. For the three and nine months ended September 30, 2009, there was no trading activity or other income and expenses related to the Canergy Growth Fund recorded on our consolidated condensed statement of operations.

Allowance for Doubtful Accounts - Accounts receivable are customer obligations due under normal trade terms. We sell our oil and gas production to companies involved in the transportation and refining of crude oil and natural gas. We also earn processing and handling fees for processing oil and gas volumes through both our Main Pass 35 and Lake Raccourci facilities.  Our net trade receivables from our oil and gas production and processing and handling fees were approximately $2.0 million and $2.3 million at September 30, 2009 and December 31, 2008, respectively. We perform periodic credit evaluations of our customers’ financial condition and although we generally do not require collateral, letters of credit may be required from our customers in certain circumstances.

Senior management reviews accounts receivable to determine if any receivables will potentially be uncollectible. We include provisions for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. One of our oil and gas processing and handling customers filed for Chapter 11 bankruptcy in April 2009.  We have accrued a provision for the receivable balances associated with their account.  Based on the information available, we believe the allowance for doubtful accounts of $265 thousand as of September 30, 2009 is adequate. However, actual write-offs could exceed the recorded allowance.

Income Taxes – We account for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. We measure and record income tax contingency accruals in accordance with ASC 740, Income Taxes.

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

Recent Accounting Pronouncements – In December 2007, FASB issued guidance related to Business Combinations under ASC 805, Business Combinations, and guidance related to the accounting and reporting of noncontrolling interest under ASC 810-10-65-1, Consolidation. This guidance significantly changes the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. This guidance became effective January 1, 2009. We applied this guidance to our OHSOL investment. Please see Note 2 –Investment in OHSOL Technology (UniPure) for additional information.

In March 2008, the FASB issued guidance related to the disclosures about derivative instruments and hedging activities under FASB ASC 815-10-50, Derivatives and Hedging. This guidance requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under applicable  guidance, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. These disclosure requirements are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of ASC 815-10-50 on January 1, 2009 did not have a material impact on our consolidated condensed financial statements. See Note 5 – Derivative Instruments for additional information.

In June 2008, the FASB issued guidance to evaluate whether an instrument (or embedded feature) is indexed to an entity’s own stock under ASC 815-40-15, Derivatives and Hedging. The guidance requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock in order to determine if the instrument should be accounted for as a derivative under the scope of ASC 815-10-15. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted ASC 815-40-15 beginning January 1, 2009.  We applied this guidance to the conversion feature in our Series M Convertible Preferred Stock (“Series M Preferred”). See Note 5 – Derivative Instruments for additional information.

In November 2008, the FASB issued guidance related to accounting considerations for equity method investments under ASC 323-10-35, Investments – Equity Method and Joint Ventures. This guidance states that an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee's share issuance should be recognized in earnings. Previous to this, changes in equity for both issuances and repurchases were recognized in equity. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted ASC 323-10-35 beginning January 1, 2009.  We applied this guidance to our equity investment in Spitfire Energy. See Note 4 – Equity Investment in Spitfire Energy for additional information.

In December 2008, the Securities and Exchange Commission published a Final Rule, “Modernization of Oil and Gas Reporting”. The new rule will permit the use of new technologies to determine proved reserves if those technologies have been demonstrated to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The use of average prices will affect future impairment and depletion calculations. The new disclosure requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. A company may not apply the new rules to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required. We have not yet determined the impact of this Final Rule, which will vary depending on changes in commodity prices on our disclosures, financial position or results of operations.

In May 2009, the FASB issued guidance related to subsequent events under ASC 855-10, Subsequent Events. This guidance sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. We adopted ASC 855-10 beginning June 30, 2009 and have included the required disclosures in our consolidated condensed financial statements. See Note 14 – Subsequent Events for additional information.

In June 2009, the FASB issued an amendment to ASC 810-10, Consolidation. This guidance amends ASC 810-10-15 to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and requires additional disclosures about an enterprise’s involvement in VIEs. This guidance is effective as of the beginning of the reporting entity’s first annual reporting period that begins after November 15, 2009 and earlier adoption is not permitted. We are currently evaluating the potential impact, if any, of the adoption of this guidance will have on our consolidated condensed financial statements.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 which amends ASC 105, Generally Accepted Accounting Principles. This guidance states that the ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification’s content will carry the same level of authority. Thus, the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted  ASC 105 as of September 30, 2009 and thus have incorporated the new Codification citations in place of the corresponding references to legacy accounting pronouncements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, which amends ASC 820, Fair Value Measurements and Disclosures. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure the fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability or similar liabilities when traded as an asset, which would be considered a Level 1 input, or another valuation technique that is consistent with ASC 820. This Update is effective for the first reporting period (including interim periods) beginning after issuance. Thus, we adopted this guidance as of September 30, 2009, which did not have a material impact on our consolidated condensed financial statements.

(2)	INVESTMENT IN OHSOL TECHNOLOGY (UniPure)

Investment in OHSOL technology (UniPure) – In June 2009, we acquired an interest in a privately-held company, UniPure, with a patented oilfield emulsion breaking “OHSOL” technology by entering into a Securities Exchange Agreement (the “Agreement”) pursuant to which we issued an aggregate of 1 million restricted shares of our common stock in exchange for 1,950 units of UniPure, which constitutes 19.5% of UniPure’s outstanding membership units (the “OHSOL investment”). The shares are deemed to be restricted because they were not issued in a transaction registered under the Securities Act of 1933 and are therefore not freely transferable. Pursuant to the terms of our OHSOL investment, HKN and the other UniPure unitholders have granted to one another put and call options with respect to an additional 3,050 units of UniPure in exchange for an additional issuance of 725 thousand restricted shares of our common stock.  These options are exercisable only if the following conditions are satisfied prior to June 2012:

The Call Option may be exercised upon the occurrence of any of the following events:
●	Execution by UniPure of a material contract regarding any of the UniPure patented technologies
●	UniPure achieves positive Operating Margins during two consecutive quarters
●	UniPure achieves positive Net Income during two consecutive quarters

●	UniPure receives a qualified offer to sell substantially all of its assets or to merge with another entity and UniPure declines such offer
●	A Change of Control occurs at UniPure
●	The average closing price of HKN common stock is above $3.50 for any consecutive 30 day trading period
●	Any UniPure transaction that dilutes HKN’s ownership of UniPure by more than 10%
●	UniPure consummates a securities offering under the 1933 Act that results in aggregate net cash proceeds to UniPure of at least $10 million

The Put Option may be exercised upon the occurrence of any of these events:
●	UniPure incurs net losses for any four consecutive quarters
●	A Change of Control occurs at HKN
●	The average closing price of HKN common stock is below $1.50 per share or above $4.00 per share for any consecutive 30 day trading period

In June 2009, we entered into a Loan Agreement with UniPure under which we may make secured loans to UniPure up to a maximum amount of $2.5 million.  These loans are secured by all assets of UniPure and are due and payable on or before June 30, 2012. As of September 30, 2009, we have made approximately $721 thousand in aggregate secured loans to UniPure. The Loan Agreement earns interest at 8.0% per annum. Accrued and unpaid interest on the outstanding principal amount of the Loan shall be due and payable on the last day of each calendar quarter, commencing September 30, 2009. UniPure shall repay the entire unpaid principal amount of the loan, together with all accrued and unpaid interest, on or before June 30, 2012.

The assets, liabilities and non-controlling interest associated with our OHSOL investment were consolidated into our financial statements per ASC 810-10, Consolidation, using the acquisition method of accounting in accordance with ASC 805, Business Combinations.  See Note 1 – Basis for Presentation of further explanation for consolidating our OHSOL investment.  Our acquisition-related costs of approximately $6 thousand and $87 thousand, respectively, are included in general and administrative expenses within our consolidated condensed statement of operations for the three and nine months ended September 30, 2009.

Valuation of Investment in OHSOL Technology (UniPure) –The fair value of the total consideration paid for our OHSOL investment which includes 1.0 million restricted shares of common stock issued along with the put/call option to issue 725 thousand restricted shares of our common stock was measured using a third-party Fair Market Value Restricted Stock Study, which valued the aggregate restricted shares at the investment date at $2.01 per share. Under the ASC 820, Fair Value Measurements and Disclosures, we consider this valuation method for our restricted stock to be a Level 2 classification. See Note 6 – Fair Value Measurements for further discussion of Level 2 valuation definitions. This valuation considered several factors, including the closing market price of our common stock at the acquisition date of $2.55 per share and the diminished marketability caused by the restrictive nature of the shares issued. We applied the discounted value of $2.01 per share to the total of the 1 million restricted shares transferred and the potential 725 thousand restricted shares to be issued upon the exercise of the put or call options in order to calculate the fair value of our interest in the net assets acquired.

The following table is the preliminary calculation of the consideration paid for our initial 19.5% ownership in the OHSOL investment, the allocation to assets and liabilities assumed and the fair value of the noncontrolling interest in UniPure as of the investment date. This purchase price allocation as of September 30, 2009 is subject to adjustment, pending the final valuation of the fair value of certain assets acquired and liabilities assumed.

(in thousands, except share amounts)

Consideration issued to UniPure:
1.0 million shares of restricted common stock	$1,352
Fair value of total consideration transferred for 19.5% ownership	$1,352

Recognized amounts of identifiable assets aquired and liabilities assumed, at estimated fair values
Cash and cash equivalents	$7
Equipment	7,000
Intangible assets	1,946
Accounts payable	(380)
Deferred income taxes	(729)
Contingent liability	(910)
Total identifiable net assets	$6,934
Noncontrolling interest (80.5%)	(5,582)
Fair value of our interest in net assets aquired (19.5%)	$1,352

The intangible assets consist of patents related to the OHSOL process. The fair value of the acquired patents of $1.9 million was estimated based on the historical cost of the patents; the final valuation is pending a third party valuation in 2010.  Unless renewed, the patents will expire during the next 6-12 years. The fair value of the OHSOL plant equipment of $7 million was estimated as the replacement cost of the equipment. The valuation of the equipment is also pending a third party valuation to be completed in 2010.  We consider these valuations for our patents and equipment to be Level 3 classifications. See Note 6 – Fair Value Measurements for further discussion of Level 3 valuation definitions. The contingent liability of $910 thousand consists of $800 thousand which will be contractually payable to a vendor upon the successful completion of a performance test on the OHSOL plant equipment and $110 thousand of shared project costs which will be refunded to a third party if a certain agreement for the OHSOL plant equipment is not executed. These contingent liabilities are included in other accrued liabilities within the consolidated condensed balance sheet.

A deferred tax liability in the amount of $729 thousand was calculated by applying the domestic statutory tax rates to the difference between the book purchase price and the estimated tax basis.  Information and research regarding the tax basis of the assets at the date of the acquisition is not complete at this time and the deferred tax may be adjusted as more information becomes available.

OHSOL (UniPure) Results of Operations – For the three months ended September 30, 2009, we recognized losses of $197 thousand related to the OHSOL investment in our consolidated condensed statement of operations, of which $160 thousand was related to noncontrolling interests. We do not consider the OHSOL investment’s pre-acquisition activity to significantly impact our proforma results of operations.

(3)	OTHER INVESTMENTS

Marketable Securities – We held no marketable securities at September 30, 2009 and $9.5 million at December 31, 2008, which consisted of Treasury bills with original maturities of six months or less. These investments were recorded at their fair value at the balance sheet date. There were no significant gains or losses on these securities for any period covered by this report.

Investment in Global – Our non-current available-for-sale investment consists of our ownership of approximately 34% of Global’s outstanding ordinary shares.  At September 30, 2009 and December 31, 2008, our investment in Global was equal to the market value of our 11.9 million shares of Global’s ordinary shares as follows (in thousands, except for the share amounts):

	September 30, 2009	December 31, 2008
Shares of Global Stock held by HKN	11,893,463	11,893,463

Closing price of Global Stock	£0.68	£0.68

Foreign Currency Exchange Rate	1.6104	1.4619

Market Value of Investment in Global	$13,066	$11,824

The foreign currency translation adjustment of approximately $671 thousand and the unrealized gain on investment of $571 thousand for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the nine months ended September 30, 2009.

(4)	EQUITY INVESTMENT IN SPITFIRE ENERGY

At September 30, 2009 and December 31, 2008, we held an investment in Spitfire through our ownership of approximately 26% and 27%, respectively, of Spitfire’s outstanding common shares at those dates. Spitfire is an independent public company (TSX-V; SEL) engaged in the exploration, development and production of crude oil, natural gas and natural gas liquids in Western Canada.  We reflect our investment in Spitfire as an equity method investment. Due to timing differences in our filing requirements and the lack of availability of financial information for the current quarterly period, we record our share of Spitfire’s financial activity on a three-month lag.

In accordance with the equity method of accounting, our investment was initially recorded at cost and adjusted to reflect our share of changes in Spitfire’s capital.  It has been subsequently adjusted to recognize our share of their earnings as they occur, rather than as dividends or other distributions are received.  Our share of their earnings also includes any other-than-temporary declines in fair value recognized during the period. On January 1, 2009, we adopted guidance under ASC 323-10-35, Investments- Equity Method and Joint Ventures. As a result, changes in our proportionate share of the underlying equity of Spitfire which result from their issuance of additional equity securities are also recognized in our share of their earnings in our results of operations.

Our investment in Spitfire is reported in our consolidated condensed balance sheet at its adjusted carrying value as a non-current asset, and our earnings are reported net of tax as a single line on our consolidated condensed statement of operations. During the nine months ended September 30, 2009, we sold approximately 1.1 million shares of Spitfire common shares for $187 thousand using the average cost method. We recognized a foreign currency gain of $7 thousand in other comprehensive income and a realized gain on sale of assets of $23 thousand which is included in other income in the consolidated condensed statement of operations. At September 30, 2009 and December 31, 2008, our carrying values of this investment were $1.3 million and $1.8 million, respectively.

(5)	DERIVATIVE INSTRUMENTS

At September 30, 2009, we do not hold any derivative instruments designated as hedging instruments under ASC 815. The fair values of our derivative instruments not designated as hedging instruments under ASC 815 as of September 30, 2009 was zero.  These derivative instruments are described below.

Spitfire Warrants - In association with our investment in Spitfire, we also hold 1.3 million warrants to acquire common shares of Spitfire.  We account for these warrants as derivatives in accordance with ASC 815. The expiration date of the warrants is August 1, 2010.  We did not assign any value to these warrants at September 30, 2009. For the three and nine months ended September 30, 2009, we have included unrealized losses of $2 thousand and $16 thousand, respectively, within other losses (gains) in our consolidated condensed statement of operations.  These amounts are related primarily to the change in the underlying price of Spitfire’s common shares.

Series M Preferred Conversion Feature – Our Series M Preferred, which was issued in 2004, has a liquidation value of $100 per share, is non-voting and is convertible at the holders’ option into common stock at a conversion price of $11.85 per share. This conversion price is subject to continued adjustment in the event we subsequently issue shares of our common stock at a price lower than this conversion price or in response to certain transactions that are in effect equity restructuring transactions. Under ASC 815-40-15, this anti-dilution provision allowing for the conversion price to be adjusted represents an embedded derivative that requires it to be classified as a liability. We would only incur the liability, equal to the current stock price times the number of additional shares that would be required to fulfill the conversion, if we were to issue common stock at a price less than the Series M Preferred conversion price. At January 1, 2009, we recorded a Series M Preferred conversion liability with an initial estimated fair value of $4 thousand as a cumulative effect adjustment. As discussed in Note 6 – Fair Value Measurements, we did not record a Series M Preferred conversion liability at September 30, 2009. For the three and nine months ended September 30, 2009, we have included unrealized gains of $50 thousand and $5 thousand,  respectively, related primarily to the decrease in the likelihood of a share issuance, within other losses (gains) in our consolidated condensed statement of operations.

Any unrealized gains or losses related to our derivative instruments are included in the consolidated condensed statement of operations for the three and nine months ended September 30, 2009 as follows (in thousands):

		Amount of Loss or (Gain) Recognized
Derivatives	Location of Loss or (Gain) Recognized in Income on Derivatives	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Spitfire warrants	Other losses	$2	$16

Series M Preferred conversion feature	Other gains	(50)	(5)

		$(48)	$11

(6)	FAIR VALUE MEASUREMENTS

Beginning January 1, 2009, we applied ASC 820, Fair Value Measurements and Disclosures, to nonrecurring, nonfinancial assets and liabilities, which were previously deferred by the FASB. This adoption did not have a material impact on our consolidated condensed statement of operations or financial condition.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability.  Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The valuation hierarchy contains three levels:

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

We used the following fair value measurements for certain of our assets and liabilities during the nine months ended September 30, 2009:

Level 1 Classification:

Investment in Global – Global’s ordinary shares are publicly traded on the Alternative Investment Market (“AIM”) of the London Stock Exchange with quoted prices in active markets. Accordingly, the fair value measurements of these securities have been classified as Level 1.

Level 2 Classification:

Valuation of Our Restricted Stock Utilized as Consideration for OHSOL Investment – Our OHSOL purchase price allocation utilized fair values under ASC 805, Business Combinations, on a nonrecurring basis.  Please see Note 2 – Investment in OHSOL Technology (UniPure) for further discussion on the valuation of this investment.

Level 3 Classification:

Asset Retirement Obligations – Our asset retirement obligation is classified as a Level 3 liability. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and the expected remaining life of wells. The inputs are calculated utilizing historical data, current estimated costs and expectations for the future costs and production of the wells.  See Note 8 – Asset Retirement Obligation for additional information of our asset retirement obligation as of September 30, 2009.

Valuation of OHSOL Equipment and Patents – The fair value of the acquired patents of $1.9 million is non-recurring and was estimated based on the historical cost of the patents; the final valuation is pending a third party valuation in 2010.  Unless renewed, the patents will expire during the next 6-12 years. The fair value of the OHSOL plant equipment of $7 million is also non-recurring and was estimated as the replacement cost of the equipment. The valuation of the equipment is also pending a third party valuation to be completed in 2010. We consider these valuations for the OHSOL patents and equipment to be Level 3 classifications.

The following table presents recurring financial assets and liabilities which are carried at fair value as of September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3
Investment in Global (cost method)	$13,066	$-	$-

Total assets at fair value	$13,066	$-	$-

	Level 1	Level 2	Level 3
Asset retirement obligation	$-	$-	$5,750

Total liabilities at fair value	$-	$-	$5,750

The table above does not include our equity investment in Spitfire because we are deemed to have a significant influence and, as such, is not accounted for at fair value under ASC 820, Fair Value Measurements and Disclosures, at September 30, 2009.

We also did not include our Spitfire warrants and our Series M Preferred conversion feature in the above table for the following reasons. At September 30, 2009, management believes the value of the 1.3 million Spitfire warrants, given Spitfire’s current and historical common share price, to be immaterial to our consolidated condensed balance sheet or consolidated condensed statement of operations. Management has assigned no value to these warrants.  Our Series M Preferred conversion feature is classified as a Level 3 liability, and its fair value is measured based on management’s estimates and assumptions regarding the timing and probability of any new share issuances. As management has elected to redeem the remaining shares of our Series M Preferred stock effective November 5, 2009, the date of this filing, there is no possibility of any stock issuances prior to the redemption date. Therefore, this liability has been given no value as of September 30, 2009. See Note 5- Derivative Instruments for additional information on the Spitfire warrants and Series M Preferred conversion feature.

The reconciliation of the fair value for our Level 3 assets and liabilities (the Spitfire warrants and Series M Preferred conversion feature), including net purchases and sales, realized gains and change in unrealized gains, is set out below (in thousands):

	Nine Months Ended September 30, 2009
	Level 3 Asset	Level 3 Liability
	Spitfire Warrants	Series M Preferred Conversion Feature
Beginning balance	$16	$5

Total realized and unrealized losses included in earnings	(16)	(5)

Net purchases and sales	-	-

Ending balance	$-	$-

(7)	PROPERTY AND EQUIPMENT

A summary of property and equipment follows (in thousands):

	September 30,	December 31,
	2009	2008
Unevaluated properties:

Unevaluated coalbed methane prospects	$5,074	$4,874

Evaluated oil and gas properties	199,863	197,534

OHSOL equipment	7,120	-

Facilities and other property	1,632	1,626

Less accumulated depreciation, depletion, and amortization	(171,095)	(168,676)

	$42,594	$35,358

(8)	ASSET RETIREMENT OBLIGATION

We recognize the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. A summary of our asset retirement obligations as of September 30, 2009 is as follows (in thousands):

	Asset Retirement
Asset Category	Obligation Liability	Estimated Life
Oil and gas producing properties	$4,131	0-19 years

Facilities and other property	1,619	2-26 years

	$5,750

The following table describes all changes to our asset retirement obligation liability during the nine months ended September 30, 2009 (in thousands):

Asset retirement obligation at beginning of year	$5,472

Additions during the year	-

Disposals during the year	(9)

Revisions of estimates	-

Accretion expense	287

Asset retirement obligation at September 30, 2009	$5,750

(9)	SEGMENT INFORMATION

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

In the second quarter 2008, we created two new operating segments to reflect the consolidation of the Canergy Growth Fund and Canergy Management.  For the three and nine  months ended September 30, 2009, there was no activity or other income and expenses related to the Canergy Growth Fund or Canergy Management recorded in our consolidated condensed statement of operations.

In the second quarter 2009, we created a new operating segment to reflect the consolidation of our Investment in OHSOL Technology (UniPure). This entity hold the patents and equipment for OHSOL technology can be used to purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids and to reduce the environmental impact for disposition of residual fuels and waste materials. Please see Note 2 –Investment in OHSOL Technology (UniPure) for further discussion.

Our accounting policies for each of our operating segments are the same as those for our consolidated condensed financial statements. Intersegment interest income and interest expense between HKN and UniPure under the UniPure Loan Agreement has been eliminated in consolidation.  There were no intersegment sales or transfers for the periods presented.  Revenues and expenses not directly identifiable with any segment, such as certain general and administrative expenses, are allocated by us based on various internal and external criteria including an assessment of the relative benefit to each segment.  Our financial information, expressed in thousands, for each of our operating segments for the three and nine months ended September 30, 2009 and 2008 is as follows:

	For the Three Months Ended September 30, 2009
		Canergy	Canergy	OHSOL
	HKN	Fund	Management	Investment	Eliminations	Consolidated

Oil and gas revenues	$2,649	$-	$-	$-	$-	$2,649
Interest and other income	459	-	-	-	(9)	450
Oil and gas operating expenses	2,169	-	-	-	-	2,169
General and administrative expenses	636	-	-	198	-	834
Provision for doubtful accounts	(49)	-	-	-	-	(49)
Depreciation, depletion, amortization and accretion	752	-	-	-	-	752
Other losses (gains)	(42)	-	-	9	(9)	(42)
Equity in losses of Spitfire	50	-	-	-	-	50
Income tax expense	-	-	-	-	-	-
Net Loss	$(408)	$-	$-	$(207)	$-	$(615)
Capital Expenditures	$582	$-	$-	$111	$-	$693
Total Assets	$64,733	$-	$-	$9,106	$(721)	$73,118

	For the Three Months Ended September 30, 2008
		Canergy	Canergy	OHSOL
	HKN	Fund	Management	Investment	Eliminations	Consolidated

Oil and gas revenues	$5,952	$-	$-	$-	$-	$5,952
Trading losses	(659)	(190)	-	-	-	(849)
Interest and other income	514	(11)	-	-	-	503
Oil and gas operating expenses	3,478	-	-	-	-	3,478
General and administrative expenses	1,152	-	93	-	-	1,245
Depreciation, depletion, amortization and accretion	1,190	-	-	-	-	1,190
Other losses, net	5	-	-	-	-	5
Impairment of investment in Spitfire	2,787	-	-	-	-	2,787
Equity in earnings of Spitfire	(97)	-	-	-	-	(97)
Income tax expense	264	-	-	-	-	264
Net Loss	$(2,972)	$(201)	$(93)	$-	$-	$(3,266)
Capital Expenditures	$3,898	$-	$-	$-	$-	$3,898
Total Assets	$9,075	$623	$93	$-	$-	$9,791

	For the Nine Months Ended September 30, 2009
		Canergy	Canergy	OHSOL
	HKN	Fund	Management	Investment	Eliminations	Consolidated

Oil and gas revenues	$7,452	$-	$-	$-	$-	$7,452
Interest and other income	1,778	-	-	-	(9)	1,769
Oil and gas operating expenses	5,981	-	-	-	-	5,981
General and administrative expenses	1,825	-	-	198	-	2,023
Provision for doubtful accounts	222	-	-	-	-	222
Depreciation, depletion, amortization and accretion	2,736	-	-	-	-	2,736
Other losses, net	17	-	-	9	(9)	17
Equity in losses of Spitfire	173	-	-	-	-	173
Income tax benefit	(40)	-	-	-	-	(40)
Net Loss	$(1,684)	$-	$-	$(207)	$-	$(1,891)
Capital Expenditures	$2,271	$-	$-	$111	$-	$2,382
Total Assets	$64,733	$-	$-	$9,106	$(721)	$73,118

	For the Nine Months Ended September 30, 2008
		Canergy	Canergy	OHSOL
	HKN	Fund	Management	Investment	Eliminations	Consolidated

Oil and gas revenues	$19,205	$-	$-	$-	$-	$19,205
Trading losses	(2,078)	(192)	-	-	-	(2,270)
Interest and other income	2,033	(10)	-	-	-	2,023
Oil and gas operating expenses	8,554	-	-	-	-	8,554
General and administrative expenses	3,371	1	119	-	-	3,491
Depreciation, depletion, amortization and accretion	3,680	-	-	-	-	3,680
Other losses, net	50	-	-	-	-	50
Impairment of investment in Spitfire	2,787	-	-	-	-	2,787
Equity in earnings of Spitfire	(68)	-	-	-	-	(68)
Income tax expense	271	-	-	-	-	271
Net Income (Loss)	$515	$(203)	$(119)	$-	$-	$193
Capital Expenditures	$4,932	$-	$-	$-	$-	$4,932
Total Assets	$109,863	$1,795	$91	$-	$-	$111,749

(10)	STOCKHOLDERS’ EQUITY

Treasury Stock – At September 30, 2009 and December 31, 2008, we held 36,724 shares and 6,869 shares, respectively, of treasury stock. In January 2009, our Board of Directors authorized an amendment to the existing repurchase plan allowing us to repurchase an additional 1 million shares of our common stock.  During the nine months ended September 30, 2009, we repurchased approximately 665 thousand shares of our common stock. This included a repurchase of 500 thousand shares of our common stock for $1.3 million from a shareholder in a privately negotiated transaction pursuant to our repurchase program. During the nine  months ended September 30, 2009, we retired approximately 635 thousand treasury shares. As of September 30, 2009, approximately 572 thousand shares remained available for repurchase under our repurchase  program.

Redemption of Series M Preferred – During May 2009, we redeemed 10 thousand shares of our Series M Preferred with a liquidation value of $100 per share for $1 million in cash. In addition, we paid approximately $23 thousand in accrued dividends on these shares.  In October 2009, we elected to redeem the remaining 34 thousand shares of our Series M Preferred for $3.4 million in cash plus accrued interest.  The redemption date for these remaining Series M Preferred shares is November 5, 2009.

Change in the Conversion Price of the Series M Preferred – In June 2009 upon the issuance of our shares for the OHSOL investment, the conversion price of the Series M Preferred decreased from $13.22 to $11.85 per share. The incremental intrinsic value of the change in the Series M Preferred conversion price of $76 thousand is reflected as a payment of preferred stock dividends in our consolidated condensed statement of operations during the nine months ended September 30, 2009.

Option to Issue Common Shares – Pursuant to the terms of our OHSOL investment and the related Agreement, HKN and the other UniPure unitholders have granted to one another put and call options with respect to 3,050 units of UniPure in exchange for issuance of 725 thousand restricted shares of our common stock.  These options are exercisable only if certain conditions are satisfied prior to June 2012.  None of these conditions have been met as of September 30, 2009.  Please see Note 2 –Investment in OHSOL Technology (UniPure) for additional information of our investment.

Noncontrolling Interest –In June 2009, we recorded $5.6 million attributable to noncontrolling interests in our consolidated condensed balance sheet which represents the fair value of our partners’ 80.5% interest in the net assets of our OHSOL investment (UniPure). During the three months ended September 30, 2009, we recorded losses of $160 thousand related to the results of operations of UniPure to noncontrolling interest which resulted in a noncontrolling interest of $5.4 million at September 30, 2009. Please see Note 2 –Investment in OHSOL Technology (UniPure) for additional information of our investment.

The changes in the number of common and preferred shares and shares held in treasury during the nine months ended September 30, 2009 are as follows:

	Number of Shares
Description	Preferred G1	Preferred G2	Preferred M	Common	Treasury
Balance as of December 31, 2008	1,600	1,000	44,000	9,268,253	6,869
Issuances of preferred stock dividends	-	-	-	83	-
Preferred stock redemption	-	-	(10,000)	-	-
Issuance of restricted shares for investment	-	-	-	1,000,000	-
Treasury Stock repurchase	-	-	-	-	664,924
Treasury Stock cancellation	-	-	-	(635,069)	(635,069)

Balance as of September 30, 2009	1,600	1,000	34,000	9,633,267	36,724

(11)	EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock. The following table sets forth the computation of basic and diluted income (loss) per share for the three and nine months ended September 30, 2009 and 2008 (in thousands, except per share data):

	Three months ended September 30, 2009			Three months ended September 30, 2008
	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per Share Loss	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per Share Loss
Basic EPS:
Net loss	$(528)	9,639	$(0.05)	$(3,276)	9,638	$(0.34)
Effect of dilutive securities
Preferred stock (A)	-	-	-	-	-	-
Diluted loss per share	$(528)	9,639	$(0.05)	$(3,276)	9,638	$(0.34)

	Nine months ended September 30, 2009			Nine months ended September 30, 2008
	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per Share Loss	Net Income Attributed to Common Stock	Weighted- Average Shares	Per Share Income
Basic EPS:
Net income (loss)	$(2,086)	9,165	$(0.23)	$33	9,685	$0.00
Effect of dilutive securities
Preferred stock (A)	-	-	-	-	-	-
Diluted earnings (loss) per share	$(2,086)	9,165	$(0.23)	$33	9,685	$0.00

(A) Our Series G1, Series G2 and Series M Preferred which were outstanding in the periods presented were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(12)	CONTINGENCIES

OHSOL (UniPure) Contingency – Please See Note 2 – Investment in OHSOL technology (UniPure) for further discussion on the UniPure contingencies.

IRS Examination – On August 6, 2008, we received a Revenue Agent’s Report in which the Internal Revenue Service (“IRS”) proposed an adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company recognized gain for ACE purposes on the sale of the Global PLC stock in 2005.  In its proposed adjustment, the IRS alleges that the Company owes approximately $3.6 million in tax for the year ended December 31, 2005. Penalties and interest calculated through September 30, 2009 in the amount of $2 million could also be assessed. In response to the proposed adjustment and corresponding tax assessment, the Company filed a written protest and request for conference on September 5, 2008 to address the proposed adjustment with the Appeals division of the IRS.  On October 29, 2008, we received an acknowledgement of receipt of our written protest and request for conference from the IRS Appeals Office. In April 2009, we filed our supplement to the written protest filed with the IRS.  Pursuant to the IRS Appeals Office acknowledgement, we anticipate that office to contact us to address this matter but have received no response to date.

FIN 48 prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  Based on the requirements of ASC 740, Income Taxes, we have recorded an income tax contingency, including interest and penalties, as of September 30, 2009, of $225 thousand in our consolidated condensed financial statements based, in part, on a preliminary indication of a probability-weighted fair value assessment of the Global stock. We intend to vigorously defend the proposed adjustment and strongly believe that the Company has meritorious defenses.

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

As described in Note 2 –Investment in OHSOL Technology (UniPure), in June 2009, we entered into an Agreement in which we issued an aggregate of 1 million restricted shares of our common stock in exchange for 1,950 units of UniPure. In June 2009, we entered into a Loan Agreement with UniPure under which we may make secured loans to UniPure up to a maximum amount of $2.5 million.  These loans are secured by all assets of UniPure and are due and payable on or before June 30, 2012.  As of September 30, 2009, we have made approximately $721 thousand in aggregate secured loans to UniPure.  Two of the UniPure existing unitholders, Quadrant Management, Inc., (“Quadrant”) and UniPureEnergy Acquisition, Ltd. (“UEA”) are affiliates of the Quasha family.  Alan G. Quasha is the Chairman of the Board of Directors of HKN.

(14)	SUBSEQUENT EVENTS

We have evaluated events after the date of these financial statements, September 30, 2009, through November 5, 2009, the date that these financial statements were issued. With the exception of the redemption of the remaining Series M Preferred shares on November 5, 2009, as described in Note 10 – Stockholders Equity, there were no material subsequent events as of that date.

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

BUSINESS OVERVIEW

Our business strategy is focused on enhancing value for our stockholders through the development of a well-balanced portfolio of energy-based assets.  Currently, the majority of the value of our assets is derived from our ownership of Gulf Coast oil and gas properties.  During 2009, commodity pricing for both crude oil and natural gas has continued to average well below pricing from the respective prior year period.  We believe in the long-term fundamentals of our industry, therefore during periods of low pricing, we have focused on cutting our operating, general and administrative costs to allow our operations to continue to generate cash from operating activities until pricing rebounds.

During 2009, we have focused on enhancing the value of our Main Pass 35 field, located offshore Louisiana in the Gulf of Mexico, by performing various process and structural upgrades and improvements to the facility and its equipment.   We believe our Main Pass 35 asset has unique characteristics such as low-decline oil production, behind-pipe development potential as well as third-party oil, gas and water processing and handling services for neighboring fields in the area.  We continue to focus on improving operational efficiencies, reducing maintenance costs and reducing the third-party dependency of our Main Pass 35 asset.

During 2009, we acquired an interest in a private company which holds patents to the emulsion breaking “OHSOL” technology.  This environmentally-clean process can be used to purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids.  This technology has been successfully tested with a mobile OHSOL unit in a demonstration in Prudhoe Bay, Alaska, which demonstrated the effectiveness of the OHSOL emulsion breaking technology to recover valuable hydrocarbons and reduce wastes.  We are currently pursuing opportunities to commercialize the OHSOL technology by performing emulsion testing of the OHSOL plant equipment both internationally and domestically.

We are also seeking to identify further investment opportunities in undervalued energy-based companies which could provide future value for our shareholders.

Focus on Efficient Operations

Our revenues are primarily derived from sales from our Gulf Coast oil and gas producing properties.  During 2009, our oil and gas revenue has been comprised approximately 82% from oil sales and 18% from natural gas sales. During the nine months ended September 30, 2009, oil commodity pricing was approximately 53% lower than the prior year period, and natural gas commodity pricing was approximately 63% lower than the prior year period. If oil and gas commodity pricing and economic conditions continue to decline in the future, our revenue will continue to be adversely affected.

In spite of the challenging commodity pricing markets, we continue to be in a financially-stable position. During the nine months ended September 30, 2009, we had positive cash flow from our operations.  We have no debt outstanding, and we have a cash balance of approximately $11.3 million at September 30, 2009. We also anticipate our operating cash flow and other capital resources, if needed, will adequately fund our planned capital expenditures and other capital uses.  Our capital expenditures are discretionary and can be curtailed if sufficient funds are not available.

Gulf Coast Oil and Gas Properties

During the third quarter 2009, our results of operations reflect decreased oil and natural gas revenues which are primarily the result of decreased commodity prices in 2009. Substantially all of our production is concentrated in twelve oil and gas fields along the onshore and offshore Texas and Louisiana Gulf Coast.

Our revenues are primarily derived from sales from our oil and gas properties. Approximately 52% of our production comes from our operated properties all located in the United States. These revenues are a function of the oil and gas volumes produced and the prevailing commodity price at the time of production, and certain quality and transportation discounts. The commodity prices for crude oil and natural gas as well as the timing of production volumes have a significant impact on our operating income. For the nine months ended September 30, 2009, our net domestic production rate averaged approximately 623 barrels of oil equivalent (“boe”) per day.

The following field data updates the status of our operations through September 30, 2009:

Main Pass, Plaquemines Parish – Louisiana

We have a 90% interest in Main Pass and are the field operator. This field contains a ten-platform facility complex including separation, injection, compression, processing and transportation terminals for oil, water and gas.  The field also contains 66 wellbores (60 oil and 6 injection wells), of which 33 are active, and an eight mile oil transport line with pump/metering facilities. Our Main Pass 35 facility is located approximately six miles offshore in state waters off the Gulf Coast of Louisiana. We currently have license to 21 square miles of 3D seismic data covering the area held by productive leases. Gross production during the third quarter 2009 averaged approximately 389 boe per day. In order to lower our gas lift expense in the field, we are currently performing a recompletion project of at least one gas zone expected to be completed in the fourth quarter 2009.

Lapeyrouse Field, Terrebonne Parish – Louisiana

We hold an average non-operated working interest of approximately 18% in the production from nine wells in this field. Gross field production averaged approximately 147 boe per day for the third quarter 2009.  Evaluation efforts by the operator are still ongoing with additional diagnostic work planned by the operator to address the field pressure decline and to utilize all available wellbores.

Lake Raccourci Field, Lafourche Parish – Louisiana

We hold an average 40% operated working interest in each of our Lake Raccourci wells. Gross production for this field averaged 35 boe per day for the third quarter 2009. Production decreased significantly this quarterly period primarily due to the fact that the SL 14284-1 well ceased production in February 2009.  Diagnostic work indicated that the well ceased production due to sand build up in the tubing.  Coiled tubing work was carried out, but failed to restore production. We are currently evaluating the economic potential of a recompletion to the Tex 16 zone behind pipe, as well as several other zones in our two other producing wells in the field.

Point-a-la-Hache Field, Plaquemines Parish – Louisiana

 We maintain a 25% operated working interest in one producing well in this field. Average gross production for the third quarter 2009 was approximately 38 boe per day.  Production remains steady from this one well field.

Creole Field, Terrebonne Parish - Louisiana

We hold an average 15% non-operated working interest in this offshore field. Gross daily production from the wells (eight completions) was approximately 1,099 boe per day during the third quarter 2009. Three completions in two wells drilled in late 2008 were put on production in 2009 after significant weather delays.

East Lake Verret, Assumption Parish – Louisiana

We have an average 5% non-operated working interest in this field. Gross daily production from the two development wells on this project was approximately 501 boe per day during the third quarter 2009.

Point-au-Fer Field, Terrebonne Parish – Louisiana

We own a 12.5% non-operated working interest in this approximate 56 square mile area. Gross production for this field was approximately 27 boe per day for the third quarter 2009. Several prospects have been identified in the area, but due to the low oil and gas pricing, we expect additional drilling and work over activity will be delayed by the operator.

Branville Bay Field, St. Bernard Parish – Louisiana

We own a 12.5% non-operated working interest in two state leases in the Branville Bay area of Chandeleur Sound Block 71. Gross production for this field was approximately 192 boe per day for the third quarter 2009.

BP 2D Texas Gulf Coast Project, Various Counties -  Texas

We own a 25% non-operated working interest in the Boquillas #1 well. Gross production from this well is steady and was approximately 193 boe per day for the third quarter 2009.

NW Speaks Field, Lavaca County – Texas

We own approximately 2% to 10% in various leases in the NW Speaks area. Current gross production for this field averaged approximately 70 boe per day during the third quarter 2009 from two wells.

Allen Ranch Field, Colorado County – Texas

We own an 11.25% non-operated working interest in this area. Gross production for this field was approximately 57 boe per day during the third quarter 2009 primarily from the initial well, the Hancock Gas Unit #1 which is the only well currently producing from the field. Another development location has been identified, but future development of the field is currently on hold pending higher natural gas pricing.

Raymondville Field, Willacy County – Texas

We own a 27% non-operated working interest in this area. Current gross production for this field averaged approximately 164 boe per day during the third quarter 2009. Field production continues to decline as fewer behind pipe zones remain. Several wells ceased production in 2009 and have no remaining recompletion potential.

Lucky Field, Matagorda County - Texas

We own a 7.5% non-operated working interest in this area. Current gross production for this field averaged approximately 30 boe per day during the third quarter 2009.

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

INVESTMENT IN GLOBAL

At September 30, 2009 and December 31, 2008, we owned approximately 34% of Global’s ordinary shares. Our investment in Global was equal to the market value of our 11.9 million shares of Global’s common stock as follows (in thousands, except for share amounts):

	September 30, 2009	December 31, 2008

Shares of Global Stock held by HKN	11,893,463	11,893,463

Closing price of Global Stock	£0.68	£0.68

Foreign Currency Exchange Rate	1.6104	1.4619

Market Value of Investment in Global	$13,066	$11,824

The foreign currency translation adjustment of approximately $671 thousand and the unrealized loss on investment of $571 thousand for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the nine months ended September 30, 2009.

INVESTMENT IN SPITFIRE

At September 30, 2009, we owned 10 million common shares of Spitfire and 1.3 million warrants to acquire common shares of Spitfire. Our common share holdings represent approximately 26% of the outstanding Spitfire common shares. In 2009, we have sold approximately 1.1 million of our Spitfire shares in the market for cash proceeds of $187 thousand.

INVESTMENT IN OHSOL TECHNOLOGY (UniPure)

Under UniPure’s Operating Agreement, effective June 30, 2009, we are the Managing Member of UniPure and, as such, possess the legal power to direct the operating policies and procedures of UniPure.  Therefore, we have determined that our OHSOL investment meets the requirements of ASC 810-10, Consoldiation, and we are the primary beneficiary, as defined. Therefore, we have consolidated the assets and liabilities of UniPure as of the investment date.  The results of operations for the three months ended September 30, 2009 have been consolidated in our results of operations. Please see Note 2 – Investment in OHSOL Technology (UniPure) for additional information.

INVESTMENT IN CANERGY FUND

HKN is currently the sole member of both the Canergy Fund and Canergy Management.  For the three and nine months ended September 30, 2009, there was no trading activity related to the Canergy Growth Fund recorded on our consolidated condensed statement of operations.

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

Full-Cost Ceiling Test – At the end of each quarterly period, the unamortized cost of oil and natural gas properties, after deducting the asset retirement obligation, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using period-end prices, discounted at 10%, and the lower of cost or fair value of unproved properties adjusted for related income tax effects.

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

Based on the September 30, 2009 commodity pricing of $4.84 per Mmbtu for natural gas and $70.61 per barrel for crude oil, we did not have an impairment of our oil and natural gas properties under the full cost method of accounting.  Due to the imprecision in estimating oil and natural gas revenues as well as the potential volatility in oil and natural gas prices and their effect on the carrying value of our proved oil and natural gas reserves, there can be no assurance that write-downs in the future will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities.

Fair Value of Financial Instruments – Financial instruments are stated at fair value as determined in good faith by management. Factors considered in valuing individual investments include, without limitation, available market prices, reported net asset values, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position and operating results, and other pertinent information. We carry our financial instruments including cash and our investment in ordinary shares of Global at their estimated fair values. The fair value of our investment in the ordinary shares of Global is based on prices quoted in an active market.

Equity Method Investments – For investments in which we have the ability to exercise significant influence but do not control, we follow the equity method of accounting.  Initial investments are recorded at cost and adjusted by the proportionate share of the investee’s earnings and capital transactions.  Our share of investee earnings are recorded to our income statement and our share of their capital transactions are recorded in our shareholders’ equity.  We evaluate these investments for other-than-temporary declines in value each quarter; any impairment found is recognized through earnings.  We reflect our investment in Spitfire as an equity method investment.

Translation of Non-U.S. Currency Amounts - Assets and liabilities of our equity investment in Spitfire Energy, whose functional currency is not the U.S. dollar, are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Revenue and expense items are translated at average exchange rates prevailing during the periods. Our investment in Global is also subject to foreign currency exchange rate risk as our ownership of Global’s ordinary shares are denominated in British sterling pounds. Translation adjustments are included in other comprehensive income until the investment is sold.

Consolidation of variable interest entities - Our investment in OHSOL technology (UniPure) is considered to be a variable interest, as defined in ASC 810-10, Consolidation. ASC 810-10-25 requires the primary beneficiary of a variable interest entity’s (“VIE”) activities to consolidate the VIE. ASC 810-10-15 defines a VIE as an entity in which the equity investors do not have substantive voting rights and there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We have determined that our OHSOL investment meets the requirements of ASC 810-10, and we are the primary beneficiary, as defined. Accordingly, we have consolidated the assets and liabilities of UniPure as of the investment date.  The results of operations for the three months ended September 30, 2009 are consolidated in our results of operations.

As of September 30, 2009, we owned less than a majority of the common shares of Global and did not possess the legal power to direct the operating policies and procedures of Global. In addition, we have concluded that Global was not a VIE at September 30, 2009 as contemplated by ASC 810-10.

Income Taxes – We account for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. We measure and record income tax contingency accruals in accordance with ASC 740, Income Taxes.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, FASB issued guidance related to Business Combinations under ASC  805, Business Combinations, and guidance related to the accounting and reporting of noncontrolling interest under ASC 810-10-65-1, Consolidation. This guidance significantly changes the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. This guidance became simultaneously effective January 1, 2009. We applied this guidance to our investment in OHSOL technology (UniPure). Please see Note 2 – Investment in OHSOL Technology for additional information.

In March 2008, the FASB issued guidance related to the disclosures about derivative instruments and hedging activities under ASC 815-10-50, Derivatives and Hedging. This guidance requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under applicable  guidance, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. These disclosure requirements are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of ASC 815-10-50 on January 1, 2009 did not have a material impact on our consolidated condensed financial statements. See Note 7 – Derivative Instruments for additional information.

In June 2008, the FASB issued guidance to evaluate whether an instrument (or embedded feature) is indexed to an entity’s own stock under ASC 815-40-15, Derivatives and Hedging. The guidance requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock in order to determine if the instrument should be accounted for as a derivative under the scope of ASC 815-10-15. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted ASC 815-40-15 beginning January 1, 2009.  We applied this guidance to the conversion feature in our Series M Convertible Preferred Stock (“Series M Preferred”). See Note 7 – Derivative Instruments for additional information.

In November 2008, the FASB issued guidance related to accounting considerations for equity method investments under ASC 323-10-35, Investments – Equity Method and Joint Ventures. This guidance states that an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee's share issuance should be recognized in earnings. Previous to this, changes in equity for both issuances and repurchases were recognized in equity. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted ASC 323-10-35 beginning January 1, 2009.  We applied this guidance to our equity investment in Spitfire Energy. See Note 4 – Equity Investment in Spitfire Energy for additional information.

In December 2008, the Securities and Exchange Commission published a Final Rule, “Modernization of Oil and Gas Reporting”. The new rule will permit the use of new technologies to determine proved reserves if those technologies have been demonstrated to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The use of average prices will affect future impairment and depletion calculations. The new disclosure requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. A company may not apply the new rules to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required. We have not yet determined the impact of this Final Rule, which will vary depending on changes in commodity prices on our disclosures, financial position or results of operations.

In May 2009, the FASB issued guidance related to subsequent events under ASC 855-10, Subsequent Events. This guidance sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. We adopted FASB ASC 855-10 as of June 30, 2009 and have included the required disclosures in our consolidated condensed financial statements. See Note 14 – Subsequent Events for additional information.

In June 2009, the FASB issued an amendment to ASC 810-10, Consolidation. This guidance amends ASC 810-10-15 to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and requires additional disclosures about an enterprise’s involvement in VIEs. This guidance is effective as of the beginning of the reporting entity’s first annual reporting period that begins after November 15, 2009 and earlier adoption is not permitted. We are currently evaluating the potential impact, if any, of the adoption of this guidance will have on our consolidated condensed financial statements.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 which amends ASC 105, Generally Accepted Accounting Principles. This guidance states that the ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification’s content will carry the same level of authority. Thus, the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted  ASC 105 as of September 30, 2009 and thus have incorporated the new Codification citations in place of the corresponding references to legacy accounting pronouncements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, which amends ASC 820, Fair Value Measurements and Disclosures. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure the fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability or similar liabilities when traded as an asset, which would be considered a Level 1 input, or another valuation technique that is consistent with ASC 820. This Update is effective for the first reporting period (including interim periods) beginning after issuance. Thus, we adopted this guidance as of September 30, 2009, which did not have a material impact on our consolidated condensed financial statements.

RESULTS OF OPERATIONS

For the purposes of discussion and analysis, we are presenting a summary of our consolidated condensed results of operations followed by more detailed discussion and analysis of our operating results.  The primary components of our net income (loss) for the three and nine months ended September 30, 2009  and 2008, were as follows (in thousands, except per-share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Oil and gas operating profit (1)	$480	$2,474	(81%)	$1,471	$10,651	(86%)
Gas sales revenues	$280	$1,839	(85%)	$1,344	$5,967	(77%)
Gas production (mcf)	67,145	170,520	(61%)	334,589	551,672	(39%)
Gas price per mcf	$4.18	$10.79	(61%)	$4.02	$10.82	(63%)
Oil sales revenues	$2,369	$4,113	(42%)	$6,108	$13,238	(54%)
Oil production (bbls)	35,385	34,186	4%	113,702	115,634	(2%)
Oil price per bbl	$66.94	$120.31	(44%)	$53.72	$114.48	(53%)
Trading losses	$-	$(849)	100%	$-	$(2,270)	100%
Other revenues, net	$450	$503	(11%)	$1,769	$2,023	(13%)
General and administrative expenses, net	$834	$1,245	(33%)	$2,023	$3,491	(42%)
Provision for doubtful accounts	$(49)	$-	100%	$222	$-	100%
Depreciation, depletion, amortization and accretion	$752	$1,190	(37%)	$2,736	$3,680	(26%)
Other losses (gains)	$(42)	$5	(940%)	$17	$50	(66%)
Impairment of investment in Spitfire	$-	$2,787	(100%)	$-	$2,787	(100%)
Equity in losses (earnings) in Spitfire	$50	$(97)	152%	$173	$(68)	354%
Income tax expense (benefit)	$-	$264	(100%)	$(40)	$271	(115%)
Net income (loss)	$(615)	$(3,266)	81%	$(1,891)	$193	(1080%)
Net loss attributed to noncontrolling interests	$160	$62	158%	$160	$75	113%
Net income (loss) attributed to HKN	$(455)	$(3,204)	86%	$(1,731)	$268	(746%)
Net income (loss) attributed to common stock	$(528)	$(3,276)	84%	$(2,086)	$33	(6421%)
Net income (loss) per common share:
Basic and diluted	$(0.05)	$(0.34)	84%	$(0.23)	$0.00	(6780%)

(1)	Oil and gas operating profit is calculated as oil and gas revenues less oil and gas operating expenses

The following is our discussion and analysis of significant components of our operations which have affected our operating results and balance sheet during the periods included in the accompanying consolidated condensed financial statements.

Oil and Gas Revenues and Oil and Gas Expenses for the Quarterly Periods Ended September 30, 2009 Compared to September 30, 2008

Our oil and gas revenues are generated from operations in onshore and offshore areas of the Texas and Louisiana Gulf Coast. In correlation with lower oil and gas commodity pricing in the markets during the third quarter 2009, our oil and gas revenues decreased from approximately $6 million in the prior year period to $2.6 million for the current quarter.  The majority of this decrease was due to the significantly lower oil and gas prices received during the period.

Our natural gas revenues decreased from $1.8 million in the third quarter 2008 to $280 thousand for the third quarter 2009. The prices realized for natural gas sales decreased 61%, averaging $4.18 per mcf in third quarter 2009 compared to $10.79 per mcf during third quarter 2008.  Natural gas production decreased 61% in third quarter 2009 as compared to the prior year period due primarily to decreased production from the Lapeyrouse, Raymondville and Lake Raccourci fields.  While a portion of the decrease can be attributed to normal decline in these fields, we continue to evaluate projects to address production decline and to utilize all available wellbores.

Our oil revenues decreased to approximately $2.4 million during third quarter 2009 from approximately $4.1 million during third quarter 2008. We realized a 44% decrease in oil prices received, decreasing from an average of $120.30 per barrel in the third quarter 2008 to $66.94 per barrel in the current quarter.  Overall oil production was fairly steady increasing only 4% in third quarter 2009 as compared to the prior year period due primarily to production declines in older fields offset by two new wells at our Creole field.

Our oil and gas operating expense decreased 38%, decreasing from approximately $3.5 million during third quarter 2008 to $2.2 million during third quarter 2009 due primarily to lower operating costs at our Main Pass 35 field, lower production taxes which resulted from lower prices realized on our oil and gas sales during the current quarter, as well as certain hurricane repair costs which were incurred during third quarter 2008.

Trading Losses, net

We had no trading activity during the three months ended September 30, 2009. During the prior year period, we recognized approximately $849 thousand in trading losses, net.

Interest and Other Income, net

Fees, interest and other income decreased slightly from $503 thousand during third quarter 2008 to $450 thousand during third quarter 2009, primarily due to lower interest rates earned from treasury securities during the current year period.

General and Administrative Expense

General and administrative expenses decreased 33% from $1.2 million for the third quarter 2008 to $834 thousand for the third quarter 2009 primarily due to overall lower salary and personnel costs along with decreased professional fees.

Provision for Doubtful Accounts

We recognized a benefit in our provision for doubtful accounts of approximately $49 thousand for the third quarter 2009 due to the collection of a previously reserved receivable amount.

Depreciation, Depletion, Amortization and Accretion Expense

Depreciation, depletion, amortization and accretion (DD&A) expense decreased 37% during third quarter 2009 when compared to the prior year period due to both lower production volumes and lower depletion rates.  The quarterly depletion rate per boe on our properties decreased from $15.94 in third quarter 2008 to $14.22 per boe  in third quarter 2009 as a result of increased proved reserve volumes as compared to the prior year period.

Impairment of Investment in Spitfire

In September 2008, we recognized a $2.8 million impairment of our investment in Spitfire based on the an other-than-temporary decline in the fair value of Spitfire’s common shares. No such impairment was recognized in the current year period.

Other Gains

During the third quarter 2009, other gains were primarily comprised of the $50 thousand decrease in the fair value of the Series M Preferred conversion feature dividend liability.

Income Tax Expense

We recognized no income tax expense during third quarter 2009.  During third quarter 2008, we recognized income tax expense of $264 thousand related to the IRS tax examination contingency, as described in Note 12 – Contingencies.

Oil and Gas Revenues and Oil and Gas Expenses for the Nine Month Period Ended September 30, 2009 Compared to September 30, 2008

In correlation with lower oil and gas commodity pricing in the markets during the first nine months of 2009, our oil and gas revenues decreased from $19.2 million in the prior year period to $7.5 million for the current year period.  This decrease was primarily due to the significantly lower oil and gas prices received during the period.

Our natural gas revenues decreased from approximately $6 million during the first nine months of 2008 to $1.3 million for the same period in 2009. The prices realized for natural gas sales decreased 63%, averaging $4.02 per mcf in the first nine months of 2009 compared to $10.82 per mcf during the first nine months of 2008.  Natural gas production decreased 39% in the first nine months of 2009 as compared to the prior year period due primarily to decreased production from Lapeyrouse, Raymondville and Lake Raccourci fields.  These fields are under evaluation for diagnostic work to be performed to address pressure decline and to utilize all available wellbores.

Our oil revenues decreased to approximately $6.1 million during the first nine months of 2009 from approximately $13.2 million during the same period in 2008. We realized a 53% decrease in oil prices received, decreasing from an average of $114.48 per barrel in the first nine months of 2008 to $53.72 per barrel in the current year period.  Overall oil production decreased 2% in the first nine months of 2009 as compared to the prior year period due primarily to decreased oil production at our Lake Raccourci and Raymondville fields. These decreases were partially offset by production gains from three new wells at our Creole field.

Our oil and gas operating expense decreased 30%, decreasing from approximately $8.6 million during the first nine months of 2008 to $6 million during the same period in 2009 due primarily to lower operating costs at Main Pass 35, lower production taxes which resulted from lower prices realized on our oil and gas sales during the current period, as well as hurricane-related repair costs incurred during September 2008.

Trading Losses, net

We had no trading activity during the nine months ended September 30, 2009. During the prior year period, we recognized approximately $2.3 million in net trading losses.

Interest and Other Income, net

Fees, interest and other income decreased from $2.0 million during the first nine months of 2008 to $1.8 million in the 2009 period, primarily due to lower interest rates earned from treasury securities during the current year period along with a gain from the sale of assets recognized during 2008.

General and Administrative Expense

General and administrative expenses decreased 42% from $3.5 million for the first nine months of 2008 to $2 million for the first nine months of 2009 primarily due to overall lower salary and personnel costs along with decreased office and consultant expenses.

Provision for Doubtful Accounts

We recognized a provision for doubtful accounts of approximately $222 thousand for the first nine months of 2009 primarily due to one of our oil and gas processing and handling customers filing Chapter 11 bankruptcy.

Depreciation, Depletion, Amortization and Accretion Expense

Depreciation, depletion, amortization and accretion (DD&A) expense decreased 26% during the first nine months of  2009 when compared to prior year period due to lower production volumes.  The average depletion rate per boe on our properties decreased from $15.39 in the first nine months of 2008 to $14.94 per boe in first nine months of 2009.

Impairment of Investment in Spitfire

In September 2008, we recognized a $2.8 million impairment of our investment in Spitfire based on the other-than-temporary decline in the fair value of Spitfire’s common shares. No such impairment was recognized in the current year period.

Other Losses

During the first nine months of 2009, other losses were primarily comprised of the $16 thousand decrease in the fair value of our Spitfire warrants during the first nine months of 2009.

Income Tax Expense (Benefit)

We recognized an income tax benefit of $40 thousand during first nine months of 2009 due primarily to an adjustment made in the current period to our 2008 state and federal income tax liability.  During the same period in 2008, we recognized income tax expense of $271 thousand.

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

	September 30,	December 31,
(Thousands of dollars)	2009	2008

Current ratio	3.91 to 1	5.77 to 1

Working capital (1)	$10,535	$16,102

Total debt	$-	$-

Total cash and marketable securities less debt	$11,291	$15,219

Total stockholders' equity	$62,932	$59,904

Total liabilities to equity	0.16 to 1	0.15 to 1

(1) Working capital is the difference between current assets and current liabilities.

The decreases in our current ratio and our working capital as of September 30, 2009 as compared to December 31, 2008 are primarily due to the discretionary use of cash for current year capital projects as well as repurchases of our common and preferred shares.  We used approximately $2.4 million during the 2009 period for capital projects.  The majority of these capital expenditures were used for upgrades and improvements at our Main Pass 35 facility as well as the completion of two producing wells at our Creole field, increasing both our reserves and production from this field.  We deployed cash of $1 million to redeem 10,000 shares of our Series M Preferred and $1.7 million to repurchase shares of our common stock during the first nine months of 2009. We have no debt outstanding as of September 30, 2009.

During the first nine months of 2009, oil and natural gas prices have declined sharply as compared to the prior year period. However, we have worked to reduce our controllable costs in order to maintain positive cash flow from operations during this low commodity pricing environment. We have a cash balance of approximately $11.3 million at September 30, 2009. We anticipate our operating cash flow and other capital resources, if needed, will adequately fund our planned capital expenditures and other capital uses over the near-term.  Based on industry outlook for 2009, prices for oil and natural gas could remain reduced as compared to the prior year with the perception of future worldwide demand being altered by turmoil in the global financial markets.

We may continue to deploy cash for discretionary capital expenditures, long-term investments or seek to raise financing through the issuance of debt, equity and convertible debt instruments, if needed, for utilization of acquisition, development or investment opportunities as they arise. We may also continue to reduce our ownership interest in Spitfire’s and Global’s common shares through strategic sales under certain conditions.

Capital Structure

At September 30, 2009, if our remaining convertible preferred stock were converted, and if the option to issue common shares associated with our investment in OHSOL technology (UniPure) were exercised (as described below), we would be required to issue the following amounts of our common stock:

		Shares of Common
		Stock Issuable at
Instrument	Conversion Price (a)	September 30, 2009

Series M Preferred (b)	$11.85	286,920

Series G1 Preferred	$280.00	571

Series G2 Preferred	$67.20	1,488

UniPure Put / Call Option (c)	n/a	725,000

Common Stock Potentially Issued Upon Conversion		1,013,979

(a) Certain conversion prices are subject to adjustment under certain circumstances.
(b) As of November 5, 2009, all remaining Series M Preferred shares have been fully redeemed.
(c) See Note 2 - Investment in OHSOL Technology for additional information on put/call option.

Option to Issue Common Shares – Pursuant to the terms of our OHSOL investment, HKN and the other UniPure unitholders granted to one another put and call options with respect to 3,050 units of UniPure in exchange for an issuance of 725 thousand restricted shares of our common stock.  These options are exercisable only if the following conditions are satisfied prior to June 2012:

The Call Option may be exercised upon the occurrence of any of the following events:
●	Execution by UniPure of a material contract regarding any of the UniPure patented technologies
●	UniPure achieves positive Operating Margins during two consecutive quarters
●	UniPure achieves positive Net Income during two consecutive quarters
●	UniPure receives a qualified offer to sell substantially all of its assets or to merge with another entity and UniPure declines such offer
●	A Change of Control occurs at UniPure
●	The average closing price of HKN common stock is above $3.50 for any consecutive 30 day trading period
●	Any UniPure transaction that dilutes HKN’s ownership of UniPure by more than 10%
●	UniPure consummates a securities offering under the 1933 Act that results in aggregate net cash proceeds to UniPure of at least $10 million

The Put Option may be exercised upon the occurrence of any of these events:
●	UniPure incurs net losses for any four consecutive quarters
●	A Change of Control occurs at HKN
●	The average closing price of HKN common stock is below $1.50 per share or above $4.00 per share for any consecutive 30 day trading period

None of these conditions have been met as of September 30, 2009.

Significant Ownership of our Stock

As of September 30, 2009, Lyford Investments Enterprises Ltd. (“Lyford”) beneficially owned approximately 33% of the combined voting power of our common stock.  Lyford is in a position to exercise significant influence over the election of our board of directors and other matters.

Cash Flows

Net cash flow provided by operating activities during the nine months ended September 30, 2009 was $10.7 million, as compared to net cash provided of $7.4 million in the prior year period. The increase in cash flow provided by operating activities as compared to the prior year period was primarily caused by collection of our previously outstanding hurricane insurance receivable, a $9.5 million conversion of marketable securities into cash, and a reduction in our operating, general and administrative costs as a result of cost-cutting efforts. Our cash on hand at September 30, 2009 totaled approximately $11.3 million.

Net cash used in financing activities during the nine months ended September 30, 2009 and 2008 totaled approximately $2.9 million and $3.5 million, respectively, due to repurchases of our preferred and common stock. Net cash used in investing activities during the first nine months of 2009 totaled approximately $2.2 million and was primarily comprised of capital expenditures associated with completion costs for two wells in our outside-operated Creole field and upgrades and improvements made at our Main Pass 35 facility. The wells were successfully drilled during the fourth quarter 2008 and were completed and brought on production during early 2009.

Obligations, Contingencies and Commitments

Oil, Natural Gas and Coalbed Methane Commitments – During the first nine months of 2009, we expended approximately $2.4 million of capital expenditures and workovers in the United States. The majority of these capital expenditures were associated with completion costs for the Creole field in south Texas and upgrades and improvements made at our Main Pass 35 facility in offshore Louisiana.  During 2009, we limited our capital expenditures while oil and natural gas prices remained low.  Industry-wide drilling costs have yet to reduce in comparison to the dramatic drop in commodity prices.  We expect to fund our capital expenditures with available cash on hand and through projected cash flow from operations.  Any remaining capital expenditures for 2009 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in us losing certain prospect acreage or reducing our interest in future development projects.

OHSOL Investment (UniPure) Contingencies – As of September 30, 2009, we recorded a contingent liability of $910 thousand related to the OHSOL investment.  This contingent liability consists of $800 thousand which will be contractually payable to a vendor upon the successful completion of a performance test on the OHSOL plant equipment and $110 thousand of shared project costs which will be refunded to a third party if a certain agreement for the OHSOL plant equipment is not executed. These contingent liabilities are included in other accrued liabilities within our consolidated condensed balance sheet.

Also related to the OHSOL investment, as of September 30, 2009, we recorded a deferred tax liability in the amount of $729 thousand, calculated by applying the domestic statutory tax rates to the difference between the book purchase price and the estimated tax basis.  Information and research regarding the tax basis of the assets at the date of the acquisition is not complete at this time and the deferred tax may be adjusted as more information becomes available.

IRS Tax Examination – In August 2008, we received a Revenue Agent’s Report in which the Internal Revenue Service (“IRS”) proposed an adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company recognized gain for ACE purposes on the sale of the Global PLC stock in 2005.  In its proposed adjustment, the IRS alleges that the Company owes approximately $3.6 million in tax for the year ended December 31, 2005. Penalties and interest calculated through September 30, 2009 in the amount of $2 million could also be assessed. In response to the proposed adjustment and corresponding tax assessment, the Company filed a written protest and request for conference on September 5, 2008 to address the proposed adjustment with the Appeals division of the IRS.  On October 29, 2008, we received an acknowledgement of receipt of our written protest and request for conference from the IRS Appeals Office. In April 2009, we filed our supplement to the written protest filed with the IRS.  Pursuant to the IRS Appeals Office acknowledgement, we anticipate that office to contact us to address this matter but have received no response to date.

FIN 48 prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  Based on the requirements of FASB ASC 740, Income Taxes, we have recorded an income tax contingency, including interest and penalties, as of September 30, 2009, of $225 thousand in our consolidated condensed financial statements based, in part, on a preliminary indication of a probability-weighted fair value assessment of the Global stock. We intend to vigorously defend the proposed adjustment and strongly believe that the Company has meritorious defenses.

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

We recognize the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. At September 30, 2009, our asset retirement obligation liability totaled approximately $5.7 million.

From time to time, we provide for reserves related to contingencies when a loss is probable and the amount is reasonably estimable.

In addition to the above commitments, during 2009 and afterward, government authorities under our Louisiana state leases and other operators may also request us to participate in the cost of drilling additional exploratory and development wells. We may fund these future expenditures at our discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on factors out of our control, such as the timing of the request, the depth of the wells and the location of the property. As of September 30, 2009, we had no material purchase obligations.

Off-Balance Sheet Arrangements - As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2009, we were not involved in any unconsolidated SPE transactions. We have no off-balance sheet arrangements.

Treasury Stock – In January 2009, our Board of Directors authorized an amendment to the existing repurchase plan allowing us to repurchase an additional 1 million shares of our common stock.  During the  nine months ended September 30, 2009, we repurchased approximately 665 thousand shares of our common stock. This included a repurchase of 500 thousand shares of our common stock for $1.3 million from a shareholder in a privately negotiated transaction pursuant to our repurchase program. During the nine months ended September 30, 2009, we retired approximately 635 thousand treasury shares. As of September 30, 2009, approximately 572 thousand shares remained available for repurchase under our repurchase program.

Redemption of Series M Preferred – In May 2009, we redeemed 10 thousand shares of our Series M Preferred with a liquidation value of $100 per share for $1 million in cash. In addition, we paid approximately $23 thousand in accrued dividends on these shares.  In October 2009, we elected to redeem the remaining 34 thousand shares of our Series M Preferred for $3.4 million in cash plus accrued interest.  The redemption date for these remaining Series M Preferred shares is November 5, 2009.

Adequacy of Capital Sources and Liquidity

We believe that we have the ability to provide for our operational needs, our planned capital expenditures and possible investments through projected operating cash flow and cash on hand. Our operating cash flow would be adversely affected by continued declines in oil and natural gas prices, which can be volatile.  However, we have worked to reduce our controllable costs in order to maintain positive cash flow from operations during this low commodity pricing environment.  Should projected operating cash flow decline, we may further reduce our capital expenditures and possible investments and/or consider the issuance of debt, equity and convertible debt instruments, if needed, for utilization for the capital expenditure program or possible energy-based investment opportunities.  We may also continue to reduce our ownership interest in Spitfire’s and Global’s common shares through strategic sales under certain conditions.

We have no debt outstanding at September 30, 2009.  If we seek to raise equity or debt financing to fund capital expenditures or other acquisition and development opportunities, those transactions may be affected by the market value of our common stock.  If the price of our common stock declines, our ability to utilize our stock either directly or indirectly through convertible instruments for raising capital could be negatively affected. Further, raising additional funds by issuing common stock or other types of equity securities could dilute our existing stockholders, which dilution could be substantial if the price of our common stock decreases. Any securities we issue may have rights, preferences and privileges that are senior to our existing equity securities. Borrowing money may also involve pledging some or all of our assets.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 (c)           The following table provides information about purchases by us during the three months ended September 30, 2009, of our Common Stock.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2009 through July 31, 2009	31,454	$2.38	618,411	618,869

August 1, 2009 through August 31, 2009	200	$2.47	618,611	618,669

September 1, 2009 through September 30, 2009	46,313	$2.77	664,924	572,356

Total	77,967	$2.61	664,924	572,356

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the third quarter of 2009.

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

HKN, Inc.
(Registrant)

Date: November 5, 2009	By:	/s/ Anna M. Williams
Senior Vice President and
Chief Financial Officer