Form 10-K
period 2009-12-31
HKN, Inc.
filed 2010-02-19
CIK 313478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________
Commission file number 1-10262

HKN, INC.
(Exact name of registrant as specified in its charter)
Delaware	95-2841597
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

180 State Street, Suite 200	76092
Southlake, Texas	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (817)424-2424
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, Par Value $0.01 Per Share	NYSE AMEX

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

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes  ☑ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐                            Accelerated filer ☐                         Non-accelerated filer ☐                  Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         ☐ Yes    ☑ No

The aggregate market value of the voting Common Stock, par value $0.01 per share, held by non affiliates of the Registrant as of June 30, 2009 was approximately $25 million. For purposes of the determination of the above stated amount only, all directors, executive officers and 5% or more stockholders of the Registrant are presumed to be affiliates.

The number of shares of Common Stock, par value $0.01 per share, outstanding as of February 1, 2010 was 9,553,847.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of this fiscal year covered by this report, are incorporated by reference in Part III of this report.

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

PART I

ITEM 1. BUSINESS

Overview

Our business strategy is focused on enhancing value for our stockholders through the development of a well-balanced portfolio of energy-based assets.  Currently, the majority of the value of our assets is derived from our ownership in Gulf Coast oil and gas properties and in our coalbed methane prospects in Indiana and Ohio.  We consider these assets to be strategic for us, and our objective in 2010 is to build the value of these properties by:

•	Monitoring and reducing operating costs
•	Reducing operational, environmental, financial and third-party dependency risks
•	Pursuing possibilities for “expanding our footprint” in these areas
•	Performing economic upgrades and improvements

We are also seeking to identify further investment opportunities in undervalued energy-based assets or companies which could provide future value for our shareholders.

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

Oil and Gas Development and Production Operations

During the three years ended December 31, 2009, we drilled or participated in the drilling of 22 oil and gas wells in North America, completing 20 of the wells drilled. During 2009, we participated in the completion of 2 development wells. As of December 31, 2009, we operate or own a non-operating working interest in 69 oil wells, 65 gas wells and 12 injection wells in the Gulf Coast area of the United States. All of our proved oil and gas reserves are concentrated in the Gulf Coast region of Louisiana and Texas.

Prospect Acreage - In addition to the producing property interests discussed above, we own, through certain wholly-owned subsidiaries, interests in a variety of domestic prospect acreage in the Creole, East Lake Verret and Lapeyrouse fields of Cameron, Assumption and Terrebonne Parishes, respectively, in Louisiana.

See Note 14 – “Other Information” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for financial information about our oil and gas interests.

Oil and Gas Customers

During 2009, one domestic customer, Shell, purchased approximately 61% of our consolidated oil and gas sales. During 2008, three domestic customers, Shell, Louis Dreyfus and Sequent, purchased approximately 56% of our consolidated oil and gas sales. During 2007, three domestic customers, Shell, Chevron and Noble, purchased approximately 60% of our consolidated oil and gas sales.

Oil and Natural Gas Marketing

Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months.  Seasonal anomalies such as mild winters or hot summers sometimes lessen this fluctuation.  The spot market for oil and gas is subject to volatility as supply and demand factors fluctuate.  We may periodically enter into financial hedging arrangements with a portion of our oil and gas production.  In December 2009, we purchased a crude oil commodity floor contract at a premium of $30 thousand.  These activities are intended to support targeted price levels and to manage our exposure to price fluctuations.  See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Oil and Gas Properties and Locations

Production and Revenues – See also Note 16 – “Oil and Gas Disclosures” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for certain information about our proved oil and gas reserves.  A summary of our ownership in our most significant producing properties at December 31, 2009 is as follows:

	Average Working Interest	Average Revenue Interest
Lake Raccourci	40%	27%
Lapeyrouse	12%	7%
Raymondville	22%	16%
Main Pass Block 35	91%	72%
Creole	15%	11%

The following table shows, for the periods indicated, operating information attributable to our oil and gas interests:

	2009	2008	2007
Production:
Natural Gas (Mcf)	388,000	703,000	986,000
Oil (Bbls)	148,000	149,000	172,000
Revenues:
Natural Gas	$1,542,000	$6,913,000	$7,881,000
Oil	8,643,000	15,293,000	12,538,000
Total	$10,185,000	$22,206,000	$20,419,000

Unit Prices:
Natural Gas (per Mcf)	$3.97	$9.83	$7.99
Oil (per Bbl)	$58.48	$102.35	$72.95
Production costs per equivalent Mcfe	$6.73	$6.75	$4.29
Amortization per equivalent Mcfe	$2.30	$2.87	$2.72

Acreage and Wells -- At December 31, 2009, we owned interests in the following oil and gas wells and acreage.

	Gross Wells		Net Wells		Developed Acreage		Undeveloped Acreage
State	Oil	Gas	Oil	Gas	Gross	Net	Gross	Net
Texas	-	31	-	4.53	1,573	304	2,811	237
Louisiana	69	34	44.38	3.93	7,293	2,204	7,453	2,157
Other	-	12	-	6.44	-	-	1,862	1,210
Total	69	77	44.38	14.90	8,866	2,508	12,126	3,604

Drilling Activity - A well is considered “drilled” when it is completed. A productive well is completed when permanent equipment is installed for the production of oil or gas.  A dry hole is completed when it has been plugged as required and its abandonment is reported to the appropriate government agency. The following tables summarize certain information concerning our drilling activity:

	Number of Gross Wells Drilled
	Exploratory		Developmental		Total
	Productive	Drilled	Productive	Drilled	Productive	Drilled
2007	2	3	2	2	4	5
2008	2	2	1	2	3	4
2009	0	0	2	2	2	2
Total	4	5	5	6	9	11

	Number of Net Wells Drilled
	Exploratory		Developmental		Total
	Productive	Drilled	Productive	Drilled	Productive	Drilled
2007	0.33	0.44	0.30	0.30	0.63	0.74
2008	0.35	0.35	0.02	0.04	0.37	0.39
2009	0.00	0.00	0.30	0.30	0.30	0.30
Total	0.68	0.79	0.62	0.64	1.30	1.43

Reserve Information - Our domestic reserve estimates at December 31, 2009, 2008 and 2007 have been prepared by Collarini Associates and Crest Engineering Services, Inc., both of which are independent, registered members of a professional engineering society in the state of Texas. We internally tested these reports to ensure the inputs and assumptions used are reasonable, as well as reviewed the qualifications of both Collarini and Crest. Proved oil and gas reserves are defined as the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Reservoirs are considered proved if economic productibility is supported by either actual production or conclusive formation tests. The area of a reservoir considered proved includes that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir. Reserves which can be produced economically through application of improved recovery techniques are included in the “proved” classification when successful testing by a pilot project or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

The reliability of reserve information is considerably affected by several factors. Reserve information is imprecise due to the inherent uncertainties in, and the limited nature of, the data based upon which the estimating of reserve information is predicated. Moreover, the methods and data used in estimating reserve information are often necessarily indirect or analogical in character rather than direct or deductive. Furthermore, estimating reserve information by applying generally accepted petroleum engineering and evaluation principles involves numerous judgments based upon the engineer’s educational background, professional training and professional experience.  The extent and significance of the judgments to be made are, in themselves, sufficient to render reserve information inherently imprecise.

	(Unaudited)
	Total (1)
	Oil (Barrels)	Gas (Mcf)
	(in thousands)
Proved reserves:
As of December 31, 2006	1,856	7,005
Extensions and discoveries	220	311
Revisions	486	(1,135)
Production	(172)	(986)
Purchases of reserves in place	-	-
Sales of reserves in place	(21)	(175)
As of December 31, 2007 (2)	2,369	5,020
Extensions and discoveries	371	601
Revisions	(1,132)	(703)
Production	(149)	(703)
Purchases of reserves in place	-	-
Sales of reserves in place	-	-
As of December 31, 2008 (2)	1,459	4,215
Extensions and discoveries	221	203
Revisions	82	(1,016)
Production	(148)	(388)
Purchases of reserves in place	1	61
Sales of reserves in place	-	-
As of December 31, 2009 (2)	1,615	3,075
Proved developed reserves at:
December 31, 2007 (3)	1,880	4,619
December 31, 2008 (3)	925	1,013
December 31, 2009 (3)	1,425	2,890

(1)	All reserves were held within the United States for the years ended December 31, 2009, 2008 and 2007.

(2)
Not included are our proportional interests of 236,750 barrels and 272,000 Mcf, 237,330 barrels and 240,300 Mcf and 225,750 barrels and 262,750 Mcf of proved reserves from our equity investment in Spitfire at December 31, 2007, 2008 and 2009 respectively.  Spitfire’s reserve report information is as of March 31, 2007, 2008 and 2009 (their fiscal year-end). Their reserve report is not compiled in accordance with the SEC guidelines.

(3)
Not included are our proportional interests of 201,000 barrels and 228,750 Mcf , 190,350 barrels and 156,060 Mcf and 163,750 barrels and 220,250 Mcf of proved developed reserves from our equity investment in Spitfire at December 31, 2007, 2008 and 2009, respectively.  Spitfire’s reserve report information is as of March 31, 2007, 2008 and 2009 (their fiscal year-end).  Their reserve report is not compiled in accordance with the SEC guidelines.

At December 31, 2009, we had two fields, Main Pass and Creole Field, that contained 15% or more of our total proved reserves. The following table shows the production for these fields for the year ended December 31:

	2009		2008		2007
Field:	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Main Pass	104,965	-	100,508	-	119,815	-
Creole Field	23,720	66,342	17,610	22,831	6,848	6,958

Coalbed Methane Prospects – Indiana and Ohio

At December 31, 2009, we currently hold two coalbed methane exploration and development agreements in Indiana and Ohio. These prospects each provide for an area of mutual interest of approximately 400,000 acres. The agreements provide for a phased delineation, pilot and development program with corresponding staged expenditures. Third party consultants with a long track record in successful coalbed methane development provide expert advice for these projects.  Currently, we are in the dewatering phase in which the pilot wells are produced to maximize fluid (water) production in order to lower reservoir pressure so that desorption of gas can occur in the pilot test wells on the Indiana Posey Contract area.  We continue to evaluate their progress.  With the decline in oil and gas commodity prices, resource plays, such as coalbed methane prospects, can become uneconomical in low price environments particularly since all well, facility and flowline costs as well as  operating costs during the dewatering/desorption process must be incurred before  revenues can generated. Our discretionary capital expenditures, including costs related to our coalbed methane prospects, may be curtailed at our discretion in the future. Such expenditure curtailments could result in us losing certain prospect acreage or reducing our interest in future development projects.

International Energy Investment – Global Energy Development PLC

At December 31, 2009 and 2008, we held an investment in Global Energy Development PLC (“Global”) through our ownership of approximately 34% of Global’s ordinary shares. We account for our ownership of Global shares as a cost method investment. Global is a petroleum exploration and production company focused on Latin America. Global’s shares are traded on the AIM, a market operated by the London Stock Exchange.  See Note 3 – “Other Investments” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further information. Additional information regarding Global’s operations may be found on their website, www.globalenergydevelopmentplc.com.

Canadian Energy Investment – Spitfire Energy, Ltd.

At December 31, 2009 and 2008, we held an investment in Spitfire Energy, Ltd. (“Spitfire”) through the ownership of approximately 25% and 27%, respectively, of Spitfire’s currently outstanding common shares. Spitfire is an independent public company (TSX-V; SEL) engaged in the exploration, development and production of crude oil, natural gas and natural gas liquids in Western Canada.  At December 31, 2009, we owned 9.9 million common shares of Spitfire and 1.3 million warrants to acquire common shares of Spitfire. As a result of our ownership of Spitfire’s outstanding common shares, we are deemed to have the ability to exert significant influence over Spitfire’s operating and financial policies. Accordingly, we reflect our investment in Spitfire as an equity method investment.  During 2009, we sold approximately 1.2 million shares of Spitfire in the market for total proceeds of $212 thousand. Additional information regarding Spitfire’s operations may be found on their website, www.spitfireenergy.com.

Investment in BriteWater International, LLC (formerly UniPureEnergy)

 In June  2009, we acquired a 19.5% interest in a private company, BriteWater International, LLC (“BWI”), formerly known as UniPureEnergy Acquisition, LLC (“UniPure Energy”), which holds patents to the emulsion breaking “OHSOL” technology.  This environmentally-clean process can be used to purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids. This technology has been successfully tested using a mobile OHSOL unit in a demonstration in Prudhoe Bay, Alaska, which demonstrated the effectiveness of the OHSOL emulsion breaking technology to recover valuable hydrocarbons and reduce wastes. BWI is currently pursuing opportunities to commercialize the OHSOL technology by performing emulsion testing of the OHSOL plant equipment both internationally and domestically.

Discontinued Operations – Canergy Management Company and Canergy Growth Fund

In 2008, we created the Canergy Growth Fund to invest in the Canadian junior oil and gas market.  As a result of the dramatic decline in the U.S. and foreign stock markets, and in order to avoid future additional significant losses, Canergy Growth Fund divested of all of its common stock holdings in Canadian junior oil and gas companies during 2008. With the continued economic volatility in 2009, we did not participate in any additional investments during 2009.  In the fourth quarter 2009, we chose to dissolve the Canergy Growth Fund and Canergy Management Company. The results of operations have been reclassified to discontinued operations in our Consolidated Financial Statements. See Note 13 – “Discontinued Operations” in the Notes to Consolidated Financial Statements contained in Part III, Item 8 of this Annual Report on Form 10-K for further information.

Energy-Based Trading Investments

In 2008, due to the dramatic volatility in the U.S. and international stock markets, we terminated all our common stock and common stock derivative contracts used for trading purposes. We had previously maintained an investment portfolio of investments in energy industry and foreign currency securities traded on domestic securities exchanges.  We did not participate in the trading of energy-based investments in 2009. Therefore, we had no total potential obligations or exposure associated with such instruments as of December 31, 2009.  See “Note 3 – Other Investments” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for financial information regarding our trading activities.

Employees

At December 31, 2009, we had 16 employees. We have experienced no work stoppages or strikes as a result of labor disputes and consider relations with our employees to be satisfactory. We maintain group medical, dental, surgical and hospital insurance plans for our employees.

ITEM 1A.  RISK FACTORS

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the SEC, news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by our representatives. These risks and uncertainties include, but are not limited to, the risks described below. Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. We do not assume any obligation to update forward-looking statements.

Risks associated with our crude oil and natural gas operations:

Oil and gas price fluctuations in the market may adversely affect the results of our operations.

Our profitability, cash flows and the carrying value of our oil and natural gas properties are highly dependent upon the market prices of oil and natural gas. Substantially all of our sales of oil and natural gas are made in the spot market, or pursuant to contracts based on spot market prices, and not pursuant to long-term, fixed-price contracts.  Accordingly, the prices received for our oil and natural gas production are dependent upon numerous factors beyond our control. These factors include the level of consumer product demand, governmental regulations and taxes, the price and availability of alternative fuels, the level of foreign imports of oil and natural gas and the overall economic environment.  Historically, the oil and natural gas markets have proven cyclical and volatile as a result of factors that are beyond our control.  Any additional declines in oil and natural gas prices or any other unfavorable market conditions could have a material adverse effect on our financial condition and on the carrying value of our proved reserves.  During 2009, commodity pricing for both crude oil and natural gas has continued to average below pricing from the respective prior year period. During 2009, based on NYMEX pricing, the price for a barrel (bbl) of oil ranged from a high of $81.37 to a low of $33.98 and the price for a Mmbtu of gas ranged from a high of $6.10 to a low of $1.92.

Our future success depends on our ability to find, develop and produce oil and gas reserves.

As is generally the case, our producing properties in the Gulf of Mexico and the onshore Gulf Coast often have high initial production rates which are followed by steep declines. To maintain production levels, we must locate and develop or acquire new oil and gas reserves to replace those depleted by production. Without successful exploration or acquisition activities, our reserves, production and revenues will decline rapidly. We may be unable to find, develop or produce additional reserves at an acceptable cost. In addition, substantial capital is required to replace and grow reserves. If lower oil and gas prices or operating constraints or production difficulties result in our cash flow from operations being less than expected, we may be unable to expend the capital necessary to locate and develop or acquire new oil and gas reserves.

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

The proved reserve information set forth in this report is based on estimates we prepared in accordance with the definition of proved reserves prepared in accordance with Financial Accounting Standards Board’s Accounting Standards Codification 932, Extractive Activities- Oil and Gas (“ASC 932”), which was adopted for the disclosures for the year December 31, 2009.

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

You should not assume that the present value of future net cash flows is the current market value of our estimated proved oil and gas reserves. In accordance with new reserve disclosure requirements, we calculate the estimated discounted future net cash flows from proved reserves using twelve (12) month average prices and costs. Actual future prices and costs may be materially higher or lower than the prices and costs we used.

Our operations require significant expenditures of capital that may not be recovered.

We require significant expenditures of capital in order to locate and develop producing properties and to drill exploratory and exploitation wells.  In conducting exploration, exploitation and development activities from a particular well, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, exploitation, development and production activities to be unsuccessful, potentially resulting in abandonment of the well.  This could result in a total loss of our investment.  In addition, the cost and timing of drilling, completing and operating wells is difficult to predict.

We are dependent on other operators who influence our productivity.

We have limited influence over the nature and timing of exploration and development on oil and natural gas properties we do not operate, including limited control over the maintenance of both safety and environmental standards.  In 2009, approximately 46% of our production and 37% of our reserves were from our non-operated properties. The operators of those properties may:

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

If oil and natural gas prices decline, many of our working interest owners could experience liquidity and cash flow problems.  These problems may lead to their attempting to delay the pace of drilling or project development in order to conserve cash.  Any such delay could be detrimental to our projects.  Some working interest owners may be unwilling or unable to pay their share of the project costs as they become due.  A working interest owner may declare bankruptcy and refuse or be unable to pay its share of the project costs, and we would be obligated to pay that working interest owner’s share of the project costs.

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

We are subject to operating hazards normally associated with the exploration and production of oil and gas, including hurricanes, blowouts, explosions, oil spills, cratering, pollution, earthquakes, labor disruptions and fires.  The occurrence of any such operating hazards could result in substantial losses to us due to injury or loss of life and damage to or destruction of oil and gas wells, formations, production facilities or other properties.  We maintain insurance coverage limiting financial loss resulting from certain of these operating hazards.  We do not maintain full insurance coverage for all matters that may adversely affect our operations, including war, terrorism, nuclear reactions, government fines, treatment of waste, blowout expenses, wind damage  and business interruptions.  Losses and liabilities arising from uninsured or underinsured events could reduce our revenues or increase our costs. There can be no assurance that any insurance will be adequate to cover losses or liabilities associated with operational hazards.  We cannot predict the continued availability of insurance, or its availability at premium levels that justify its purchase.

Oil and gas wells particularly in certain regions of the United States could be hindered by hurricanes, earthquakes and other weather-related operating risks.

Our operations in the Texas and Louisiana Gulf Coast area are subject to risks from hurricanes and other natural disasters. Damage caused by wind, hurricanes, earthquakes or other operating hazards could result in substantial losses to us. In the past, our oil and gas operations have been affected by tropical storms and hurricanes on occasion resulting in additional costs and reduced oil and gas volumes during those periods.

We face strong competition from larger oil and gas companies, which could result in adverse effects on our business.

The exploration and production business is highly competitive.  Many of our competitors have substantially larger financial resources, staffs and facilities.  Our competitors in the United States include numerous major oil and gas exploration and production companies.  Our investments in Spitfire and Global may be affected as a result of the competition faced in Canada, Colombia, Peru and Panama.

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

We may be affected by global climate change or by legal, regulatory, or market responses to such change.

The growing political and scientific sentiment is that increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere are influencing global weather patterns. Changing weather patterns, along with the increased frequency or duration of extreme weather conditions, could impact the availability or increase the cost to produce our products. Additionally, the sale of our products can be impacted by weather conditions.

Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting the greenhouse gas (“GHG”) emissions. For example, proposals that would impose mandatory requirements on GHG emissions continue to be considered by policy makers in the territories we operate. Laws enacted that directly or indirectly affect our oil and gas production could impact our business and financial results.

Risk factors associated with our financial condition:

We have a history of losses and may suffer losses in the future.

We reported a net loss of approximately $3.3 million and $27 million for the years ended December 31, 2009 and 2008, respectively. We have reported net losses in three of the last five fiscal years.  Our ability to generate net income is strongly affected by, among other factors, the market price of crude oil and natural gas.  During 2008, we recorded a write-down of the carrying value of our oil and gas properties of approximately $19.9 million which was primarily due to the significant decline in the market price of crude oil and natural gas at December 31, 2008. We had no such write-down in 2009; however, we may report losses in the future.  Consequently, future losses may adversely affect our business, prospects, financial condition, results of operations and cash flows.

If estimated discounted future net cash flows continue to decrease, we may be required to take additional write-downs.

We periodically review the carrying value of our oil and gas properties under applicable full-cost accounting rules. These rules require a write-down of the carrying value of oil and gas properties if the carrying value exceeds the applicable estimated discounted future net cash flows from proved oil and gas reserves. Given the volatility of oil and gas prices, it is reasonably possible that the estimated discounted future net cash flows could change in the near term. If oil and gas prices decline in the future, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur. Whether we will be required to take such a charge will depend on the average prices for oil and gas during the period and the effect of reserve additions or revisions, property sales and capital expenditures during such quarter.

Our financial condition may suffer if estimates of our oil and gas reserve information are adjusted, and fluctuations in oil and gas prices and other factors affect our oil and gas reserves.

Our oil and gas reserve information is based upon criteria prepared in accordance with Financial Accounting Standards Board’s Accounting Standards Codification 932, Extractive Activities- Oil and Gas (“ASC 932”) and the Securities and Exchange Commission’s Final Rule, Modernization of the Oil and Gas Reporting Requirements, and reflects only estimates of the accumulation of oil and gas and the economic recoverability of those volumes.  Our future production, revenues and expenditures with respect to such oil and gas reserves could be different from estimates, and any material differences may negatively affect our business, financial condition and results of operations.

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

The estimated discounted future net cash flows described in this Annual Report for the year ended December 31, 2009 should not be considered as the current market value of the estimated oil and gas reserves attributable to our properties from proved reserves.  Such estimates are prepared in compliance with the ASC 932, Oil and Gas Reserve Estimation and Disclosures and the Securities and Exchange Commission’s Final Rule, Modernization of the Oil and Gas Reporting Requirements, and, as such, are based on average prices and costs as of the date of the estimate, while future prices and costs may be materially higher or lower.  The Standard requires that we report our oil and natural gas reserves using a 12-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Using lower values in forecasting reserves will result in a shorter life being given to producing oil and natural gas properties because such properties, as their production levels are estimated to decline, will reach an uneconomic limit, with lower prices, at an earlier date.  There can be no assurance that a decrease in oil and gas prices or other differences in our estimates of its reserve will not adversely affect our financial condition and results of operations.

If the market value of our investments in Global and Spitfire continue to decrease, the value of our common stock could be negatively impacted.

At December 31, 2009, we held investments in both Global and Spitfire through our ownership of approximately 34% and 25%, respectively, of their outstanding ordinary shares.  Both investments represent a substantial part of our balance sheet at December 31, 2009.  The market value of Global’s common shares increased while the value of Spitfire’s common shares decreased slightly during 2009, as compared to the prior year period, but there can be no assurance that their common stock will continue to improve in the future. A potential decrease in the value of their common stock could adversely affect our financial statements and the value of our common stock.

We may suffer losses on our investments from exchange rate fluctuations.

We account for our investments in Global and Spitfire using the U.S. dollar as the functional currency.  The shares of common stock associated with our investments in Global and Spitfire are denominated in British sterling pounds and Canadian dollars, respectively.  We could suffer losses in our investments if the value of the British sterling pound and the Canadian dollar were to drop relative to the value of the U.S. dollar.  Any substantial currency fluctuations could create a material adverse effect on the value of our investments.

One of our shareholders owns a significant amount of our common stock and exercises significant control over us.

As of December 31, 2009, Lyford Investments Enterprises Ltd. (“Lyford”) beneficially owned approximately 33% of the combined voting power of our outstanding common stock. Lyford is in a position to significantly influence decisions with respect to:

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

For example, our common stock price has fluctuated from a high of $13.10 per share to a low of $1.40 per share over the three years ended December 31, 2009.  This volatility may affect the market value of our common stock in the future.  See Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Future sales of our common stock may affect the market price of our common stock.

There are currently several registration statements with respect to our common stock that are effective, pursuant to which certain of our stockholders may sell shares of common stock.  Any such sale of stock may also decrease the market price of our common stock.

Any conversions of our Series G1 Preferred or Series G2 Preferred Stock involving a large issuance of shares of our common stock could result in a dilution of stockholders’ ownership percentage of our common stock and may result in a decrease in the market value of our common stock.  In addition, we may elect to issue a significant number of additional shares of common stock for financing or other purposes, which could result in a decrease in the market price of our common stock.

We have issued shares of preferred stock with greater rights than our common stock and may issue additional shares of preferred stock in the future.

We are permitted under our charter to issue up to 1.0 million shares of preferred stock.  We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders.  Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock.  At December 31, 2009, we had outstanding 1,000 shares of Series G1 Preferred and 1,000 shares of Series G2 Preferred. These shares of preferred stock have rights senior to our common stock with respect to dividends and liquidation.

We may issue additional shares of common stock which may dilute the value of our common stock and adversely affect the market price of our common stock.

Pursuant to the terms of our investment in BWI and the related Agreement, HKN and the other BWI unitholders granted to one another put and call options with respect to 3,050 units of BWI in exchange for issuance of 725 thousand restricted shares of our common stock.  These options are exercisable only if certain conditions are satisfied prior to June 2012.

A large issuance of shares of common stock could decrease the ownership percentage of current outstanding stockholders and could result in a decrease in the market price of our common stock.  In addition, we may elect to issue additional shares of common stock for financing or other purposes, which could result in a decrease in the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

See Item 1. “Business” for discussion of oil and gas properties and locations.

We have an office in Southlake, Texas. We have a lease for approximately 4,062 square feet in Southlake, Texas, which runs through April 30, 2011.  We sublease approximately 1,866 square feet of office space in Katy, Texas to a third-party.  This lease runs through July 31, 2011. The average annual cost of our leases is approximately $190 thousand. See “Liquidity and Capital Resources – Obligations and Commitments – Consolidated Contractual Obligations” contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3. LEGAL PROCEEDINGS

IRS Examination - On August 6, 2008, we received a Revenue Agent’s Report in which the Internal Revenue Service (“IRS”) proposed an adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company should have recognized a gain for ACE purposes on the sale of the Global PLC stock in 2005.  In its proposed adjustment, the IRS alleges that the Company owes approximately $3.6 million in tax for the year ended December 31, 2005. Penalties and interest calculated through December 31, 2009 in the amount of $2.1 million could also be assessed. In response to the proposed adjustment and corresponding tax assessment, the Company filed a written protest and request for conference on September 5, 2008 to address the proposed adjustment with the Appeals division of the IRS.  In October 2008, we received an acknowledgement of receipt of our written protest and request for conference from the IRS Appeals Office.  In April 2009, we filed our supplement to the written protest filed with the IRS.  Based on correspondence received to date, the IRS Appeals Office is still considering the matter.

We have recorded an income tax contingency, including interest and penalties, as of December 31, 2009, of $225 thousand in our consolidated financial statements based, in part, on a preliminary indication of a probability-weighted fair value assessment of the Global stock. We intend to vigorously defend the proposed adjustment and strongly believe that the Company has meritorious defenses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Beginning March 1991 until June 2007, our common stock was listed on the American Stock Exchange and traded under the symbol HEC. In June 2007, the trading symbol of our common stock was changed to the symbol HKN. The American Stock Exchange was acquired by NYSE Euronext during 2008 and renamed NYSE Amex. Our common stock is currently traded on this exchange under the symbol HKN.  At December 31, 2009, there were 891 holders of record of our common stock.

The following table sets forth, for the periods indicated, the reported high and low closing sales prices of our common stock on the American Stock Exchange Composite Tape.

		Prices
		High	Low
2008--	First Quarter	$9.02	$7.61
	Second Quarter	13.10	8.38
	Third Quarter	11.55	7.85
	Fourth Quarter	8.35	2.39
2009--	First Quarter	$3.19	$1.48
	Second Quarter	2.75	1.40
	Third Quarter	3.09	2.15
	Fourth Quarter	3.90	2.91

Dividends

We have not paid any cash dividends on common stock since our organization, and we do not contemplate that any cash dividends will be paid on shares of our common stock in the foreseeable future. Dividends may not be paid to holders of common stock prior to all dividend obligations related to our Series G1 Preferred Stock and Series G2 Preferred Stock being satisfied.

For discussion of dividends paid to holders of our preferred stock and the terms of our preferred stock outstanding, see Part II, Item 8, Notes to Consolidated Financial Statements, “Note 11 – Stockholders’ Equity.”

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

The graph below compares the cumulative total stockholder return on the Common Stock for the last five fiscal years with the cumulative total return on the S&P 500 Index and the Dow Jones Exploration and Production Index over the same period (assuming the investment of $100 in the Common Stock, the S&P 500 Index and the Dow Jones Secondary Oils Stock Index on December 31, 2004 and reinvestment of all dividends).

Comparison of Cumulative Total Return
Assumes Initial Investment of $100 on December 31, 2004

Information on Share Repurchases

The following table provides information about purchases by us pursuant to our previously announced share repurchase program during the three months ended December 31, 2009, of our Common Stock:

	Total Number		Total Number of Shares Purchased as part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under
	of Shares	Average Price	Announced	the Plans or
Period	Purchased	Paid per Share	Program	Programs
October 1, 2009 through October 31, 2009	-	$-	664,924	572,356
November 1, 2009 through November 30, 2009	42,752	$4.00	707,676	529,604
December 1, 2009 through December 31, 2009	18	$3.68	707,694	529,586
Total	42,770	$4.00	707,694	529,586

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

	December 31,
	2009 (4)	2008	2007	2006 (3)	2005
	(in thousands, except for share amounts)
Operating Data:

Revenues and other	$12,368	$20,263	$24,298	$30,273	$40,062
Net income/(loss) before cumulative effect of change in
accounting principle	$(3,345)	$(25,905)	$3,229	$13	$42,655
Net income/(loss)	$(3,345)	$(26,954)	$3,229	$(855)	$42,655
Net income/(loss) attributed to common stock	$(3,469)	$(27,108)	$2,965	$(2,244)	$42,068
Basic income/(loss) per common share: (1)
Net income/(loss) before cumulative effect of change in
accounting principle	$(0.37)	$(2.83)	$0.30	$(0.14)	$4.30
Net income/(loss)	$(0.37)	$(2.83)	$0.30	$(0.23)	$4.30
Diluted income/(loss) per common share: (1)
Net income/(loss) before cumulative effect of change in
accounting principle	$(0.37)	$(2.83)	$0.30	$(0.14)	$3.95
Net income/(loss)	$(0.37)	$(2.83)	$0.30	$(0.23)	$3.95

Balance Sheet Data:

Current assets	$9,432	$19,479	$30,015	$41,589	$62,662
Current liabilities	3,443	3,377	5,482	12,627	19,045
Working capital	$5,989	$16,102	$24,533	$28,962	$43,617
Total assets	$68,215	$68,773	$110,465	$125,035	$156,163
Long-term obligations:
Share based compensation liability	$-	$-	$-	$-	$10,687
Global senior convertible notes	-	-	-	-	12,500
Accrued preferred stock dividends	-	-	10	-	-
Asset retirement obligation	6,193	5,472	5,187	7,407	6,301
Deferred income taxes	748	20	20	-	-
	-	-	-	-	-
Total	$6,941	$5,492	$5,217	$7,407	$29,488
Stockholders' equity	$57,831	$59,904	$99,766	$105,001	$90,267
Series G1 preferred stock outstanding (2)	1,000	1,600	1,600	1,600	1,600
Series G2 preferred stock outstanding (2)	1,000	1,000	1,000	1,000	1,000
Series M preferred stock outstanding (2)	-	44,000	44,000	44,000	50,000
Weighted average common shares outstanding (1)	9,269,565	9,587,952	9,799,332	9,952,742	9,793,296

(1)	Per share amounts and weighted average common shares outstanding calculations reflect the impact of a one-for-22.4 reverse stock split which was effective June 2007.

(2)	See "Notes to Consolidated Financial Statements, Note 11 - Stockholders' Equity contained in Part II, Item 8, for further discussion of our preferred stock.

(3)	During 2006, we deconsolidated Global from our Financial Statements.

(4)
During 2009, we deconsolidated the Canergy Management Company and Canergy Growth Fund from our financial Statements. See "Notes to Consolidated Financial Statements, Note 13 – Discontinued Operations" contained in Part II, Item 8, for further discussion.

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

BUSINESS OVERVIEW

Our business strategy is focused on enhancing value for our stockholders through the development of a well-balanced portfolio of energy-based assets.  Currently, the majority of the value of our assets is derived from our ownership in Gulf Coast oil and gas properties and in our coalbed methane prospects in Indiana and Ohio.  We consider these assets to be strategic for us, and our objective in 2010 is to build the value of these properties by:

•	Monitoring and reducing operating costs
•	Reducing operational, environmental, financial and third-party dependency risks
•	Pursuing possibilities for “expanding our footprint” in these areas
•	Performing economic upgrades and improvements

2009 Recap and 2010 Outlook

During 2009, commodity pricing for both crude oil and natural gas averaged well below pricing from the respective prior year period.  In 2009, industry-wide drilling costs did not reduce in comparison to the dramatic drop in commodity prices.  In order to allow our operations to continue to generate cash flow from operating activities, we focused on reducing our costs by cutting our operating expenses by 20% and our general and administrative costs by 39% over prior year.  However, oil and gas commodity prices during the year averaged approximately 43% and 60% lower, respectively, than 2008.  In 2010, our objective is to continue to maintain and/or improve our working capital and to increase our operating margin as compared to prior year.  We believe in the long-term fundamentals of our industry.

In 2009, we used our discretionary cash to simplify our capital structure by redeeming  the remaining 44 thousand shares of our Series M Preferred Stock and six hundred shares of our G1 Preferred Stock for a total of approximately $4.4 million.  The Series M Preferred had an 8% cash coupon rate which was scheduled to increase to 10% in October 2009.  As of December 31, 2009, our Series M Preferred is no longer outstanding. In accordance with our share buyback program, in 2009, we also repurchased 708 thousand of our common shares in the market (approximately 7% of our outstanding shares) at a total cost of approximately $1.9 million.

During 2009, we enhanced the value of our Main Pass 35 field, located offshore Louisiana in the Gulf of Mexico, by performing various process and structural upgrades and improvements to the facility and its equipment.   We believe our Main Pass 35 asset has unique characteristics such as low-decline oil production, behind-pipe development potential as well as third-party oil, gas and water processing and handling services for neighboring fields in the area.  We consider our Main Pass 35 field a strategic asset for us in 2010.

During 2009, we acquired an interest in a private company, BriteWater International, LLC (“BWI”), formerly known as UniPureEnergy Acquisition, LLC, which holds patents to the emulsion breaking “OHSOL” technology.  This environmentally-clean process can be used to purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids.  This technology has been successfully tested using a mobile OHSOL unit in a demonstration in Prudhoe Bay, Alaska, which demonstrated the effectiveness of the OHSOL emulsion breaking technology to recover valuable hydrocarbons and reduce wastes.  We are currently pursuing opportunities to commercialize the OHSOL technology by performing emulsion testing of the OHSOL plant equipment both internationally and domestically.  We are deemed the primary beneficiary of BWI, and as a result, effective June 30, 2009 (the investment date) we began consolidating the assets and liabilities and results of operations of BWI as of the investment date.

We are also seeking to identify further investment opportunities in undervalued energy-based assets or companies which could provide future value for our shareholders.

Each year we evaluate our assets to determine which may have reached their full potential, do not have an expectation of near-term value enhancement or represent a disproportionate concentration of value in one asset and should be targeted for monetization.  In 2010, we are targeting certain of our non-strategic Gulf Coast oil and gas properties for divestiture in order to mitigate possible future losses of these end-of-life properties.

                We continue to have access to capital, and we have a cash balance of approximately $7 million at December 31, 2009. We also anticipate our operating cash flow and other capital resources, if needed, will adequately fund our planned capital expenditures and other capital uses over the near-term.  Based on industry outlook for 2010, prices for oil and natural gas are expected to increase as compared to the prior year. In addition, with savings expected due to cost-cutting measures already implemented, we have budgeted our 2010 operations to remain cash-flow positive.

Capital Deployment Update

During 2009, we continued our efforts to deploy assets into energy-based opportunities to build annual measurable value and/or cash flow as follows:

▪	We deployed capital expenditures of approximately $831 thousand to enhance the value of our Main Pass 35 field through process, structural, environmental and operational improvements to the facility.

▪	We deployed capital expenditures of approximately $1.3 million for oil and gas exploratory and development drilling at our Creole Field, as well as other projects.

▪
In accordance with our share buyback program, in 2009, we repurchased 708 thousand of our common shares in the market (approximately 7% of our outstanding shares) for total proceeds of approximately $1.9 million.

▪
We simplified our capital structure by redeeming 44 thousand shares of our Series M Preferred Stock and six hundred shares of our G1 Preferred Stock for a total of approximately $4.4 million.  As of December 31, 2009, our Series M Preferred Stock is no longer outstanding.

Gulf Coast Oil and Gas Properties

During 2009, our results of operations reflect decreased oil and natural gas revenues as compared to 2008 as a result of decreased commodity prices.  During the current year, the realized price of oil averaged $58.48 per barrel (“Bbl”), approximately 43% lower than 2008.  Natural gas prices realized in 2009 averaged $3.97 per metric cubic foot (“Mcf”), approximately 60% lower than prior year.  Substantially all of our production is concentrated in twelve oil and gas fields along the onshore and offshore Texas and Louisiana Gulf Coast.    As of December 31, 2009, our net domestic production rate was averaging approximately 519 barrels of oil equivalent (“boe”) per day.

Our revenues are primarily derived from sales from our oil and gas properties. Approximately  54% of our production comes from our operated properties all located in the United States. These revenues are a function of the oil and gas volumes produced and the prevailing commodity price at the time of production, and certain quality and transportation discounts. The commodity prices for crude oil and natural gas as well as the timing of production volumes have a significant impact on our operating income. During 2009, our oil and gas revenues were comprised of approximately 85% oil sales and 15% natural gas production.

The following field data updates the status of our operations through December 31, 2009:

Main Pass, Plaquemines Parish – Louisiana

During 2009, we enhanced the value of our Main Pass 35 field, located offshore Louisiana in the Gulf of Mexico, by performing various process and structural upgrades and improvements to the facility and its equipment.  We believe our Main Pass 35 asset has unique characteristics such as low-decline oil production, behind-pipe development potential as well as third-party oil, gas and water processing and handling services for neighboring fields in the area.  We consider our Main Pass 35 field a strategic asset for us in 2010.

We have an average 91% interest in Main Pass 35 and are the field operator. This field contains a ten-platform facility complex including separation, injection, compression, processing and transportation terminals for oil, water and gas. The field also contains 66 wellbores (60 oil and 6 injection wells), of which 33 are active, and an eight mile oil transport line with pump/metering facilities. Our Main Pass 35 facility is located approximately six miles offshore in state waters off the Gulf Coast of Louisiana. We currently have license to 21 square miles of 3D seismic data covering the area held by productive leases. Gross production during 2009 averaged approximately 400 boe per day. In order to lower our gas lift expense in the field, we are currently planning a recompletion project of at least one gas zone soon after some required modifications to the gas sales line that services the field are completed.

Creole Field, Terrebonne Parish - Louisiana

We hold an average 15% non-operated working interest in this offshore field. Gross daily production from the wells (nine completions) was approximately 952 boe per day during 2009. Three completions in two wells drilled in late 2008 were put on production in 2009 after significant weather delays. In mid-2009, we participated with one of the other working interest owners in a revised third party reserve study. The study was based in large part on a new geologic interpretation which incorporated the latest drilling results and a significantly improved speculative 3D seismic volume.  As a result of this study, three new proved undeveloped locations, six new probable locations and twenty new possible locations have been identified and documented. Two re-entries, one major workover and one new well are anticipated in 2010.

Lapeyrouse Field, Terrebonne Parish – Louisiana

We hold an average non-operated working interest of approximately 12% in the production from nine wells in this field. Gross field production averaged approximately 198 boe per day for 2009.  Evaluation efforts by the operator are still ongoing with additional diagnostic work planned by the operator to address the field pressure decline and to utilize all available wellbores.  We are considering this field for divestiture in 2010, although no final decision has been made at this time.

Lake Raccourci Field, Lafourche Parish – Louisiana

We hold an average 40% operated working interest in each of our Lake Raccourci wells. Gross production for this field averaged 78 boe per day for 2009. Production decreased significantly this quarterly period primarily due to the fact that the SL 14284-1 well ceased production in February 2009.  Diagnostic work indicated that the well ceased production due to sand build up in the tubing.  Coiled tubing work was carried out, but failed to restore production. We are currently evaluating the economic potential of a recompletion to the Tex 16 zone behind pipe, as well as several other zones in our two other producing wells in the field. We are considering this field for divestiture in 2010, although no final decision has been made at this time.

Point-a-la-Hache Field, Plaquemines Parish – Louisiana

 We maintain a 25% operated working interest in one producing well in this field. Average gross production for 2009 was approximately 40 boe per day.  Production remains steady from this one well field.

East Lake Verret, Assumption Parish – Louisiana

We have an average 5% non-operated working interest in this field. Gross daily production from the two development wells on this project was approximately 699 boe per day during 2009.

Point-au-Fer Field, Terrebonne Parish – Louisiana

We own a 12.5% non-operated working interest in this approximate 56 square mile area. Gross production for this field was approximately 33 boe per day for 2009. Several prospects have been identified in the area, but due to the low oil and gas pricing, we expect additional drilling and work over activity will be delayed by the operator.

Branville Bay Field, St. Bernard Parish – Louisiana

We own a 12.5% non-operated working interest in two state leases in the Branville Bay area of Chandeleur Sound Block 71. Gross production for this field was approximately 221 boe per day for 2009.

BP 2D Texas Gulf Coast Project, Various Counties -  Texas

We own a 25% non-operated working interest in the Boquillas #1 well. Gross production from this well is steady and was approximately 170 boe per day for 2009.

NW Speaks Field, Lavaca County – Texas

We own approximately 2% to 7% in various leases in the NW Speaks area. Current gross production for this field averaged approximately 92 boe per day during 2009 from two wells.

Allen Ranch Field, Colorado County – Texas

We own an 11.25% non-operated working interest in this area. Gross production for this field was approximately 57 boe per day during 2009 primarily from the initial well, the Hancock Gas Unit #1 which is the only well currently producing from the field. Another development location has been identified, but future development of the field is currently on hold pending higher natural gas pricing.

Raymondville Field, Willacy County – Texas

We own an average 22% non-operated working interest in this area. Current gross production for this field averaged approximately 336 boe per day during 2009. Field production continues to decline as fewer behind pipe zones remain. Several wells ceased production in 2009 and have no remaining recompletion potential.  We are considering this field for divestiture in 2010, although no final decision has been made at this time.

Lucky Field, Matagorda County - Texas

We own a 7.5% non-operated working interest in this area. Current gross production for this field averaged approximately 46 boe per day during 2009.

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

We elected to proceed with a second pilot well project. A monitor well was drilled, completed and tested for permeability determination in late 2007. During 2008, five pilot producers and the water disposal well were completed with specialized fracture stimulation completed in late fourth quarter 2008.  Currently, we are in the dewatering phase in which the pilot wells are produced to maximize fluid (water) production in order to lower reservoir pressure so that desorption of gas can occur in the pilot test wells on the Indiana Posey Contract area.  We continue to evaluate their progress.  Following an evaluation period of these two pilot areas, we will evaluate a Phase III – Development election and funding of a development well program as contemplated by the agreements.

On the Ohio Cumberland Prospect, we completed Phase I – Core Samples work on the Ohio Prospect which consisted of obtaining and analyzing coal samples. With regard to Phase II, we made an additional $500 thousand prospect acquisition payment and intend to fund the first of two pilot well projects on the Cumberland Prospect.  This Phase II project has been temporarily suspended until such time as oil and gas commodity pricing increases.  We continue to focus our efforts on the Indiana Posey Contract.

With low oil and gas commodity prices, resource plays, such as coalbed methane prospects, can become uneconomical particularly since all well, facility and flowline costs as well as  operating costs during the dewatering/desorption process must be incurred before revenues can generated. Our discretionary capital expenditures, including costs related to our coalbed methane prospects, may be curtailed at our discretion in the future. Such expenditure curtailments could result in us losing certain prospect acreage or reducing our interest in future development projects.

INVESTMENT IN BRITEWATER INTERNATIONAL, LLC.

In June 2009, we acquired a 19.5% interest in a privately-held company, BWI, formerly referred to as UniPure, with a patented oilfield emulsion breaking “OHSOL” technology. We are deemed to be the primary beneficiary, and accordingly, we have consolidated the assets and liabilities of BWI as of the investment date. The results of operations for the six months ended December 31, 2009 have been consolidated in our results of operations. See Note 2 – Investment in BriteWater International, LLC.” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further information.

INVESTMENT IN GLOBAL

At December 31, 2009 and 2008, we owned approximately 34% of Global’s ordinary shares. At December 31, 2009 and 2008, our investment in Global was equal to the market value of our 11.9 million shares of Global’s common stock as follows (in thousands, except share amounts):

	December 30, 2009	December 31, 2008
Shares of Global Stock held by HKN	11,893,463	11,893,463
Closing price of Global Stock	£0.66	£0.68
Foreign Currency Exchange Rate	1.6221	1.4619
Market Value of Investment in Global	$12,637	$11,824

The foreign currency translation adjustment of approximately $789 thousand and the unrealized gain on investment of $24 thousand for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the year ending December 31, 2009.

Global’s asset base and financial information continue to be strong; therefore we intend to hold our shares of Global until the London market improves.  For information on Global’s operations and financial statements, visit their website at www.globalenergyplc.com.

INVESTMENT IN SPITFIRE

At December 31, 2009 and 2008, we held an investment in Spitfire through the ownership of approximately 25% and 27%, respectively, of Spitfire’s currently outstanding common shares. Spitfire is an independent public company (TSX-V; SEL) engaged in the exploration, development and production of crude oil, natural gas and natural gas liquids in Western Canada.

At December 31, 2009, we owned 9.9 million common shares of Spitfire and 1.3 million warrants to acquire common shares of Spitfire.  As a result of our ownership of Spitfire’s outstanding common shares, we are deemed to have the ability to exert significant influence over Spitfire’s operating and financial policies. Accordingly, we reflect our investment in Spitfire as an equity method investment. Due to timing differences in our filing requirements and the lack of availability of financial information for the current quarterly period, we record our share of Spitfire’s financial activity on a three-month lag. During June 2008, our representatives on the Spitfire board of directors resigned due to scheduling and corporate strategy conflicts.

During 2009, we sold approximately 1.2 million of our Spitfire shares in the market for cash proceeds of $212 thousand.  In 2010, we may continue to sell a portion of our Spitfire shares in the market while we pursue strategic alternatives for this Canadian investment. For information on Spitfire’s operations and financial statements, visit their website at www.spitfireenergy.com.

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

Property and Equipment – We follow the full cost method of accounting for our investments in oil and natural gas properties. All costs incurred with the acquisition, exploration and development of oil and natural gas properties, including unproductive wells, are capitalized. Under the full cost method of accounting, such costs may be incurred both prior to or after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion and equipment. Included in capitalized costs are general and administrative costs that are directly related to acquisition, exploration and development activities, and which are not related to production, general corporate overhead or similar activities. For the years 2009, 2008, and 2007, such capitalized general and administrative costs totaled $295 thousand, $248 thousand, and $904 thousand, respectively. General and administrative costs related to production and general overhead are expensed as incurred.

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

The cost of unevaluated oil and natural gas properties not being amortized is assessed quarterly to determine whether such properties have been impaired. In determining impairment, an evaluation is performed on current drilling results, lease expiration dates, current oil and natural gas industry conditions, and available geological and geophysical information. Any impairment assessed is added to the cost of proved properties being amortized.  At December 31, 2009, we had approximately $5.1 million allocated to our unevaluated coalbed methane properties.

Full-Cost Ceiling Test – At the end of each quarter, the unamortized cost of oil and natural gas properties, after deducting the asset retirement obligation, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using average monthly prices, discounted at 10%, and the lower of cost or fair value of unproved properties adjusted for related income tax effects.

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

Based on the twelve (12) month average commodity pricing in 2009 of $3.87 per Mmbtu for natural gas and $61.18 per barrel for crude oil, we did not have an impairment of our oil and natural gas properties under the full cost method of accounting. Due to the imprecision in estimating oil and natural gas revenues as well as the potential volatility in oil and natural gas prices and their effect on the carrying value of our proved oil and natural gas reserves, there can be no assurance that write-downs in the future will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities. For a complete discussion of our proved oil and gas reserves, see Note 16 – “Oil and Gas Disclosures” in the Notes to the Consolidated Financial statements contained in Part II, Item 8 of the Annual Report of Form 10-K.

Fair Value of Financial Instruments – Financial instruments are stated at fair value as determined in good faith by management. Factors considered in valuing individual investments may include, without limitation, available market prices, reported net asset values, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position and operating results, and other pertinent information.

We carry our financial instruments including cash, our investment in ordinary shares of Global and our oil commodity derivative contracts at their estimated fair values. The fair value of our investment in the ordinary shares of Global is based on prices quoted in an active market.  The fair values of our oil commodity derivatives are based on pricing provided by our counter parties.

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

Consolidation of variable interest entities - ASC 810-10-25, Consolidation, requires the primary beneficiary of a variable interest entity’s (“VIE”) activities to consolidate the VIE and defines a VIE as an entity in which the equity investors do not have substantive voting rights and there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is the party that absorbs a majority of the expected losses and/or receives a majority of the expected residual returns of the VIE’s activities.  We have determined that our investment in BWI meets the requirements of ASC 810-10-25, and we are the primary beneficiary, as defined. Accordingly, we have consolidated the assets and liabilities of BWI as of the investment date.  The results of operations for the six months ended December 31, 2009 are consolidated in our results of operations.

As of December 31, 2009, we owned less than a majority of the common shares of Global and did not possess the legal power to direct the operating policies and procedures of Global through our direct ownership, combined with the ownership by Lyford in Global shares. In addition, we have concluded that Global was not a VIE at December 31, 2009 as contemplated by ASC 810-10-25.

Proved Reserves - Our estimates of proved reserves are based on quantities of oil and gas reserves which current engineering data indicates are recoverable from known reservoirs under existing economic and operating conditions.  Estimates of proved reserves are key elements in determining our depletion and expense and our full cost ceiling limitation. Estimates of proved reserves are inherently imprecise because of uncertainties in projecting rates of production and timing of developmental expenditures, interpretations of geological, geophysical, engineering and production data and the quality and quantity of available data.  Changing economic conditions also may affect our estimates of proved reserves due to changes in developmental costs and changes in commodity prices that may impact reservoir economics.  We utilize independent reserve engineers to estimate our proved reserves annually.  See Note 16 - “Oil and Gas Disclosures” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

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

Fair Value of Derivatives - We are exposed to risk from fluctuations in crude oil and natural gas prices.  To reduce the impact of this risk in earnings and to increase the predictability of our cash flow, from time to time we enter into certain derivative contracts, primarily collars and floors for a portion of our oil and gas operations.  Fair values of our commodity derivatives are obtained from the third-party broker / dealer portfolio appraisal statement and are used as the primary evidence for the fair value of the financial instrument. Our Spitfire warrants are not exchange-traded derivatives. Management estimates the fair value of these derivatives using the Black Scholes Valuation model.  We have not designated any of our derivative instruments as hedges under ASC 815, Derivates and Hedging. All gains and losses related to these positions are recognized in earnings.

Recent Accounting Pronouncements –  In December 2007, FASB issued guidance related to Business Combinations under ASC 805, Business Combinations, and guidance related to the accounting and reporting of noncontrolling interest under ASC 810-10-65-1, Consolidation. This guidance significantly changes the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. This guidance became effective January 1, 2009. We applied this guidance to our investment in BWI. Please see Note 2 – “Investment in BriteWater International, LLC” in the Notes to Consolidated Financial Statements for additional information.

In March 2008, the FASB issued guidance related to the disclosures about derivative instruments and hedging activities under FASB ASC 815-10-50, Derivatives and Hedging. This guidance requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under applicable guidance, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. These disclosure requirements are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of ASC 815-10-50 on January 1, 2009 did not have a material impact on our consolidated financial statements. See Note 5 – “Derivative Instruments” in the Notes to Consolidated Financial Statements for additional information.

In June 2008, the FASB issued guidance to evaluate whether an instrument (or embedded feature) is indexed to an entity’s own stock under ASC 815-40-15, Derivatives and Hedging. The guidance requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock in order to determine if the instrument should be accounted for as a derivative under the scope of ASC 815-10-15. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted ASC 815-40-15 beginning January 1, 2009.  We applied this guidance to the conversion feature in our Series M Convertible Preferred Stock (“Series M Preferred”). See Note 5 – “Derivative Instruments” in the Notes to Consolidated Financial Statements for additional information.

In November 2008, the FASB issued guidance related to accounting considerations for equity method investments under ASC 323-10-35, Investments – Equity Method and Joint Ventures. This guidance states that an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee's share issuance should be recognized in earnings. Previous to this, changes in equity for both issuances and repurchases were recognized in equity. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted ASC 323-10-35 beginning January 1, 2009.  We applied this guidance to our equity investment in Spitfire Energy. See Note 4 – “Equity Investment in Spitfire Energy” in the Notes to Consolidated Financial Statements for additional information.

In December 2008, the Securities and Exchange Commission published a Final Rule, Modernization of the Oil and Gas Reporting Requirements. The new rule permits the use of new technologies to determine proved reserves if those technologies have been demonstrated to lead to reliable conclusions about reserves volumes. The new requirements also allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The use of average prices will affect future impairment and depletion calculations. In January 2010, the FASB issued Accounting Standards Update No. 2010-03, Oil and Gas Reserve Estimation and Disclosure, to align the oil and gas reserve estimation and disclosure requirement of the SEC Final Rule with the ASC 932. The new disclosure requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. Our adoption of this Final rule for this annual reported dated December 31, 2009 affected our oil and gas disclosures but had no material effect on our financial position and results of operations. See Note 16 - “Oil and Gas Disclosures” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

In May 2009, the FASB issued guidance related to subsequent events under ASC 855-10, Subsequent Events. This guidance sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. We adopted ASC 855-10 in 2009 and have included the required disclosures in our consolidated financial statements. See Note 18 – “Subsequent Events” in the Notes to Consolidated Financial Statements for additional information.

In June 2009, the FASB issued an amendment to ASC 810-10, Consolidation. As a result, in December 2009, the FASB issued ASC 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This guidance amends ASC 810-10-15 to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and requires additional disclosures about an enterprise’s involvement in VIEs. This guidance is effective as of the beginning of the reporting entity’s first annual reporting period that begins after November 15, 2009 and earlier adoption is not permitted. We are currently evaluating the potential impact, if any, of the adoption of ASC 2009-17 on our consolidated financial statements.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, which amends ASC 820, Fair Value Measurements and Disclosures. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure the fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability or similar liabilities when traded as an asset, which would be considered a Level 1 input, or another valuation technique that is consistent with ASC 820. This Update is effective for the first reporting period (including interim periods) beginning after issuance. Thus, we adopted this guidance as of September 30, 2009, which did not have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

For the purposes of discussion and analysis, we are presenting a summary of our consolidated results of operations followed by more detailed discussion and analysis of our operating results.  The primary components of our net income / (net loss) from continuing operations for each of the years in the three year period ended December 31, 2009, were as follows (in thousands, except per-share data):

	Year Ended December 31,			Year Ended December 31,
	2009	2008	%Change	2008	2007	%Change
Oil and gas operating profit (1)	$1,594	$11,405	(86%)	$11,405	$11,771	(3%)
Gas sales revenues	$1,542	$6,913	(78%)	$6,913	$7,881	(12%)
Gas production (mcf)	388,153	703,360	(45%)	703,360	986,279	(29%)
Gaspricepermcf	$3.97	$9.83	(60%)	$9.83	$7.99	23%
Oil sales revenues	$8,643	$15,293	(43%)	$15,293	$12,538	22%
Oil production (bbls)	147,784	149,414	(1%)	149,414	171,866	(13%)
Oilpriceperbbl	$58.48	$102.35	(43%)	$102.35	$72.95	40%
Trading losses (2)	$-	$(4,344)	100%	$(4,344)	$680	(739%)
Other revenues, net	$2,183	$2,401	(9%)	$2,401	$3,199	(25%)
General and administrative expenses, net	$3,197	$5,281	(39%)	$5,281	$5,950	(11%)
Provision for doubtful accounts	$183	$41	346%	$41	$(106)	139%
Depreciation, depletion, amortization and accretion	$3,524	$5,224	(33%)	$5,224	$6,107	(14%)
Other losses	$33	$121	(73%)	$121	$390	(69%)
Impairment of investment in Spitfire	$-	$4,618	(100%)	$4,618	$-	100%
Impairment of facilities	$-	$97	(100%)	$97	$-	100%
Full costpool impairment	$-	$19,906	(100%)	$19,906	$-	100%
Equity in losses (earnings) in Spitfire	$225	$(196)	215%	$(196)	$50	(492%)
Income tax expense (benefit)	$(40)	$275	(115%)	$275	$30	817%
Net income (loss) from continuing operations	$(3,345)	$(25,905)	(87%)	$(25,905)	$3,229	(902%)
Loss from discontinued operations, net of taxes	$-	$(841)	100%	$(841)	$-	100%
Net loss attributed to noncontrolling interests	$295	$-	100%	$-	$-	100%
Net income (loss) attributed to HKN	$(3,050)	$(26,746)	(89%)	$(26,746)	$3,229	(928%)
Net income (loss) attributed to common stock	$(3,469)	$(27,108)	(87%)	$(27,108)	$2,965	(1014%)
Net income (loss) per common share:
From continuing operations	$(0.37)	$(2.74)	86%	$(2.74)	$0.30	(1013%)
From discontinued operations	$-	$(0.09)	100%	$(0.09)	$-	100%
Basic and diluted	$(0.37)	$(2.83)	87%	$(2.83)	$0.30	(1042%)

(1)	Oil and gas operating profit is calculated as oil and gas revenues less oil and gas operating expenses
(2)
The Canergy Fund and Canergy Management segments were deconsolidated from our financial statements during the fourth quarter of 2009. However, both the Canergy Fund and Canergy Management had no results from operations for the year ended December 31, 2009.

The following is our discussion and analysis of significant components of our continuing operations which have affected our operating results and balance sheet during the periods included in the accompanying consolidated financial statements.

Operating Results:

Oil and Gas Revenues and Oil and Gas Expenses for the Year Ended December 31, 2009 Compared to December 31, 2008

In correlation with lower oil and gas commodity pricing in the markets during 2009, our oil and gas revenues decreased from $22.2 million in the prior year period to $10.2 million for the current year period.  This decrease was primarily due to the significantly lower oil and gas prices received during the period.

Our natural gas revenues decreased from approximately $6.9 million during 2008 to $1.5 million for 2009. The prices realized for natural gas sales decreased 60%, averaging $3.97 per mcf in during 2009 compared to $9.83 per mcf during 2008.  Natural gas production decreased 45% in 2009 as compared to the prior year period due primarily to decreased production from Lapeyrouse, Raymondville and Lake Raccourci fields.  These fields are under evaluation for possible divesture in 2010.

Our oil revenues decreased to approximately $8.7 million during 2009 from approximately $15.3 million during 2008. We realized a 43% decrease in oil prices received, decreasing from an average of $102.35 per barrel in 2008 to $58.48 per barrel in the current year.  Overall oil production remained fairly steady by only decreasing by 1% in 2009 as compared to the prior year due primarily to decreased oil production at our Lake Raccourci and Raymondville fields. These decreases were mostly offset by production gains from our Creole field.

Our oil and gas operating expense decreased 20%, decreasing from approximately $10.8 million during 2008 to $8.6 million during 2009 due primarily to lower operating costs at Main Pass 35, lower production taxes which resulted from lower prices realized on our oil and gas sales during the current year, as well as hurricane-related repair costs incurred during 2008.

Oil and Gas Revenues and Oil and Gas Expenses for the Year Ended December 31, 2008 Compared to December 31, 2007

Our oil and gas revenues increased from $20.4 million in 2007 to $22.2 million for 2008.  This increase was due to the higher oil and gas prices received during the period.

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

Trading Revenues, net

We had no trading activity during the year ended December 31, 2009. As a result of our trading activities of investments in energy industry securities in 2008 and 2007, we recognized the following net trading revenues (losses) (in thousands):

	December 31, 2008	December 31, 2007
Unrealized loss on written call positions	$-	$(50)
Unrealized gain on written put positions	-	68
Unrealized gain (loss) on written commodity calls	37	(37)
Unrealized gain (loss) on commodity puts	18	(61)
Realized gain (loss) on written put options	(2,795)	919
Realized loss on crude futures	(1,229)	-
Realized gain on foreign currency	97	-
Realized loss on purchased commodity puts	(16)	(85)
Realized loss on common stock	(535)	(90)
Realized gain on written call positions	79	16
Total trading income (loss)	(4,344)	$680

Fees, Interest and Other Income, net

Fees, interest and other income decreased from $2.4 million in 2008 to $2.2 million in 2009, primarily due to lower interest rates earned from cash and treasury securities during 2009 along with a gain from the sale of assets recognized during 2008.

Fees, interest and other income decreased from $3.2 million during 2007 to $2.4 million during 2008, primarily due to lower interest income rates during the year.

General and Administrative Expense

General and administrative expenses decreased 39% from $5.3 million for 2008 to $3.2 million for 2009 primarily due to continued cost cutting measures which resulted in overall lower salary and personnel costs along with decreased office and consultant expenses.

General and administrative expenses decreased 11% from $6 million in 2007 to $5.3 million for 2008 primarily from overall lower salary and personnel costs due to fewer employees and lower bonuses during 2008 as compared to the prior year period.

Provision for Doubtful Accounts

We recognized a provision for doubtful accounts of approximately $183 thousand during 2009 compared to $41 thousand in 2008 primarily due to one of our oil and gas processing and handling customers filing Chapter 11 bankruptcy.  We recognized a benefit for doubtful accounts of $106 thousand in 2007.

Depreciation, Depletion, Amortization and Accretion Expense

Depreciation, depletion, amortization and accretion (DD&A) expense decreased 33% in 2009 when compared to prior year due to lower production volumes.  The average depletion rate per boe on our properties decreased from $17.22 per boe in 2008 to $15.21 per boe in 2009.

Depreciation, depletion, amortization and accretion (DD&A) expense decreased 14% during 2008 when compared to 2007 due to lower oil and gas production volumes. Our annual depletion rate per boe on our properties increased from $16.32 to $17.22 as a result of decreased proved reserve volumes at December 31, 2008.

Impairment of Investment in Spitfire

In 2008, we recognized a $4.6 million impairment of our equity investment in Spitfire based on the other-than-temporary decline in the fair value of Spitfire’s common shares. No such impairment was recognized in 2009 or 2007.

Other Losses

During 2009, 2008 and 2007, we recognized the changes in the fair value of our Spitfire warrants in other losses in our consolidated financials.

Full Cost Impairment

Due to a decline in oil and gas prices at December 31, 2008, we recorded a non-cash full cost pool impairment of approximately $19.9 million in 2008 related to our oil and gas properties under the full cost method of accounting. The valuation was based on the present value, discounted at ten percent, of our proved oil and gas reserves based on year-end prices. We had no full cost valuation impairments in 2009 or 2007.

Impairment of Long-Lived Assets

During 2008, we recognized an impairment of approximately $97 thousand for our Lake Raccourci facility, as the carrying value of such facility was in excess of its fair market value subsequent to the damage it sustained during the Hurricanes.  We had no impairments of long-lived assets in 2009 or 2007.

Income Tax Expense

We recognized an income tax benefit of $40 thousand during 2009 due to an adjustment made in the current period to our 2008 state and federal income tax liability.  During 2008, we recognized income tax expense of $271 thousand due primarily to an income tax contingency related to a proposed adjustment to our federal tax liability for the calendar year 2005.  See Note 10 – Income Taxes for further discussion.  We had no other income tax contingencies in the current year or 2007.

Accrual of Dividends related to Preferred Stock

All of our preferred stock issues contain dividend provisions. Dividends related to all of our preferred stock are cumulative and may be paid in cash or common stock at our option, depending on the respective preferred agreement. We accrue the dividends at their cash liquidation value and reflect the accrual of dividends as a reduction to net income (loss) to arrive at net income (loss) attributed to common stock. Accruals of dividends related to preferred stock for each of the three years ended December 31, 2009 are as follows:

	2009	2008	2007
Series G1	$12,000	$13,000	$13,000
Series G2	8,000	8,000	8,000
Series M	260,000	284,000	196,000
Total	$280,000	$305,000	$217,000

Payments of Preferred Stock Dividends and Preferred Stock Redemptions

At December 31, 2009, 2008 and 2007, the following shares of our Preferred Stock issuances were outstanding:

	2009	2008	2007

Series G1	1,000	1,600	1,600
Series G2	1,000	1,000	1,000
Series M	-	44,000	44,000
Total	2,000	46,600	46,600

Payment of Preferred Stock Dividends -- During 2009, 2008 and 2007, we paid the accrued dividends related to preferred stock for the Series G1 and G2 Preferred with shares of our common stock issuing approximately 157, 249 and 83 shares, respectively, of our common stock as payment for the accrued dividends related to the Series G1 and G2 Preferred. The difference between the fair value of the shares of our common stock and the carrying value of the dividend liability, net of withholding taxes paid on behalf of the preferred shareholders, is considered a debt extinguishment gain of $18 thousand, $29 thousand and $9 thousand in 2009, 2008 and 2007, respectively, and is reflected as payment of preferred stock dividends as an increase to net income (loss) to arrive at net income (loss) attributed to common stock.

During the three years ended December 31, 2009, the accounting for the modification and payment of dividends of our preferred stocks were reflected as either increases or decreases to net income (loss) attributed to common stock.  In June 2009 upon issuance of our common shares, the conversion price of the Series M Preferred decreased from $13.22 to $11.85 per share. The incremental intrinsic value of the change in the Series M Preferred conversion price of $76 thousand is reflected as a payment of preferred stock dividends in our consolidated statement of operations for the year ended December 31, 2009.

The net effect of these preferred stock modifications and payments of preferred stock dividends for the three years ended December 31, 2009 is as follows:

	2009	2008	2007

Series G1	$7,000	$18,000	$6,000
Series G2	8,000	10,000	3,000
Series M	(154,000)	(85,000)	(56,000)
Total	$(139,000)	$(57,000)	$(47,000)

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

	December 31,	December 31,
(Thousands of dollars)	2009	2008

Current ratio	2.74 to 1	5.77 to 1

Working capital (1)	$5,989	$16,102

Total debt	$-	$-

Total cash and marketable securities less debt	$7,030	$15,219

Total stockholders' equity	$57,831	$59,904

Total liabilities to equity	0.18 to 1	0.15 to 1

(1) Working capital is the difference between current assets and current liabilities.

The decreases in our current ratio and our working capital as of December 31, 2009 as compared to December 31, 2008 are primarily due to the discretionary use of cash for current year capital projects as well as repurchases of our common and preferred shares.  We deployed cash of $4.4 million to redeem 44,000 shares of our Series M Preferred and $1.9 million to repurchase shares of our common stock during 2009. We have no debt outstanding as of December 31, 2009. We deployed approximately $2.6 million during the 2009 period for capital projects.  The majority of these capital expenditures were used for upgrades and improvements at our Main Pass 35 facility as well as the completion of two producing wells at our Creole field, increasing both our reserves and production from this field.

During 2009, oil and natural gas prices declined sharply as compared to the prior year period. However, we reduced our controllable costs in order to maintain positive cash flow from operations during this low commodity pricing environment. We have a cash balance of approximately $7 million at December 31, 2009. In 2010, we anticipate our operating cash flow and other capital resources, if needed, will adequately fund our planned capital expenditures and other capital uses over the near-term.  Based on industry outlook for 2010, prices for oil and natural gas are expected to be higher as compared to 2009.

We may continue to deploy cash for discretionary capital expenditures, long-term investments or seek to raise financing through the issuance of debt, equity and convertible debt instruments, if needed, for utilization of acquisition, development or investment opportunities as they arise. We may also reduce our ownership interest in Spitfire’s and Global’s common shares through strategic sales under certain conditions.

At December 31, 2009, if our remaining convertible preferred stock were converted and the put/call option was exercised, we would be required to issue the following amounts of our common stock:

		Shares of Common
		Stock Issuable at
Instrument	Conversion Price (a)	December 31, 2009

Series G1 Preferred	$280.00	357
BWI Put/Call Option		725,000
Series G2 Preferred	$67.20	1,488
Common Stock Potentially Issued Upon Conversion		726,845

(a) Certain conversion prices are subject to adjustment under certain circumstances.

Option to Issue Common Shares – In 2009, pursuant to the terms of our investment in BWI and the related Agreement, HKN and the other BWI unitholders granted to one another put and call options with respect to 3,050 units of BWI (or 30.5% of the outstanding units) in exchange for issuance of 725 thousand restricted shares of our common stock.  These options are exercisable only if certain conditions are satisfied prior to June 2012.  None of these conditions have been met as of December 31, 2009 or as of the date of this filing.  Please see Note 2 –“Investment in BriteWater International, LLC” for additional information of our investment.

Significant Ownership of our Stock

As of December 31, 2009, Lyford beneficially owned approximately 33% of the combined voting power of our common stock.  Lyford is in a position to exercise significant influence over the election of our board of directors and other matters.

Cash Flows

Net cash flow provided by operating activities during 2009 was $10.3 million, as compared to net cash used of $7.3 million in 2008. The increase in cash flow provided by operating activities as compared to the prior year period was primarily caused by a $9.5 million conversion of marketable securities into cash, collection of our previously outstanding hurricane insurance receivable, and a reduction in our operating, general and administrative costs as a result of cost-cutting efforts. Our cash on hand at December 31, 2009 totaled approximately $7 million.

Net cash used in financing activities during 2009 and 2008 totaled approximately $6.6 million and $4.6 million, respectively, due to repurchases of our preferred and common stock. Net cash used in investing activities during 2009 totaled approximately $2.3 million and was primarily comprised of capital expenditures associated with completion costs for two wells in our outside-operated Creole field and upgrades and improvements made at our Main Pass 35 facility.

Obligations and Commitments

Oil, Natural Gas and Coalbed Methane Commitments – During 2009, we expended approximately $2.6 million of capital expenditures and workovers in the United States. The majority of these capital expenditures were associated with completion costs for the Creole field in south Texas and upgrades and improvements made at our Main Pass 35 facility in offshore Louisiana.  During 2009, we limited our capital expenditures while oil and natural gas prices remained low.  In 2009, industry-wide drilling costs did not reduce in comparison to the dramatic drop in commodity prices.  In 2010, we expect to fund our capital expenditures with available cash on hand and through projected cash flow from operations.  Our capital expenditures for 2010 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in us losing certain prospect acreage or reducing our interest in future development projects.

BriteWater Contingencies – In 2009, BWI recorded a contingent liability of $800 thousand which may be payable to a vendor upon the conclusion of certain testing events of the OHSOL plant equipment. This contingent liability is included in other accrued liabilities within our consolidated condensed balance sheet.

Deferred Tax Liability – In 2009, upon our investment in BWI, we recorded a deferred tax liability in the amount of $729 thousand, calculated by applying the domestic statutory tax rates to the difference between the book purchase price and the estimated tax basis.  Information and research regarding the tax basis of the assets at the date of the acquisition is not complete at this time and the deferred tax may be adjusted as more information becomes available.

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

We recognize the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. At December 31, 2009, our asset retirement obligation liability totaled approximately $6.2 million.

From time to time, we provide for reserves related to contingencies when a loss is probable and the amount is reasonably estimable.

Consolidated Contractual Obligations – The following table presents a summary of our consolidated contractual obligations and commercial commitments as of December 31, 2009 (in thousands):

	Payments Due by Period
Contractual Obligations	2010	2011	2012	2013	Thereafter	Total
Office Leases	$189	$78	$-	$-	$-	$267
Oil, Gas and Coalbed Methane Commitments (1)	$-	$-	$-	$-	$-	-
Asset Retirement Obligation	$43	$378	$197	$137	$5,438	6,193
Total Contractual Cash Obligations	$232	$456	$197	$137	$5,438	$6,460

(1) Our 2010 capital expenditures are discretionary and, as a result, will be curtailed if sufficient funds are not available.

In addition to the above commitments, during 2009 and afterward, government authorities under our Louisiana state leases and other operators may also request us to participate in the cost of drilling additional exploratory and development wells. We may fund these future expenditures at our discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on factors out of our control, such as the timing of the request, the depth of the wells and the location of the property. As of December 31, 2009, we had no material purchase obligations.

Off-Balance Sheet Arrangements -- As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2009, we were not involved in any unconsolidated SPE transactions. We have no off-balance sheet arrangements.

Treasury Stock – In January 2009, our Board of Directors authorized an amendment to the existing repurchase plan allowing us to repurchase an additional 1 million shares of our common stock. During the year ended December 31, 2009, we repurchased approximately 708 thousand shares of our common stock. This included a repurchase of 500 thousand shares of our common stock for $1.3 million from a shareholder in a privately negotiated transaction pursuant to our repurchase program. During the year ended December 31, 2009, we retired approximately 715 thousand treasury shares. As of December 31, 2009 approximately 530 thousand shares remained available for repurchase under our repurchase program.

During 2008, we repurchased 507 thousand shares of our common stock in the open market at a cost of approximately $4.4 million pursuant to our repurchase program. In 2008, we cancelled 500 thousand of these shares.  At December 31, 2008, we held 6,869 shares of treasury stock, and approximately 237 thousand shares remained available for repurchase under our repurchase program.

Redemption of Series M Preferred – During 2009, we redeemed all 44 thousand shares of our Series M Preferred with a liquidation value of $100 per share for $4.4 million in cash. In addition, we paid approximately $124 thousand in accrued dividends on these shares.

Redemption of Series G1 Preferred – During 2009, we redeemed six hundred shares of our Series G1 Preferred with a liquidation value of $100 per share and 18 Common stock for $5 thousand in cash. In addition, we paid approximately $2 thousand in accrued dividends on these shares.

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

We have no debt outstanding at December 31, 2009.  If we seek to raise equity or debt financing to fund capital expenditures or other acquisition and development opportunities, those transactions may be affected by the market value of our common stock.  If the price of our common stock declines, our ability to utilize our stock either directly or indirectly through convertible instruments for raising capital could be negatively affected. Further, raising additional funds by issuing common stock or other types of equity securities could dilute our existing stockholders, which dilution could be substantial if the price of our common stock decreases. Any securities we issue may have rights, preferences and privileges that are senior to our existing equity securities. Borrowing money may also involve pledging some or all of our assets.

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

Commodity Price Risk – Commodity derivatives are used to mitigate the price risk inherent in our oil and gas operations. We have purchased put options to protect against significant decreases in commodity prices and will continue to consider various arrangements to realize commodity prices that we consider favorable. We have not designated these instruments as hedges under ASC 815.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements appear on pages 43 through 78 in this Annual Report.

Page

Report of Independent Registered Public Accounting Firms	43

Consolidated Balance Sheets -- December 31, 2009 and 2008	44

Consolidated Statements of Operations --
Years ended December 31, 2009, 2008 and 2007	45

Consolidated Statements of Stockholders’ Equity --
Years ended December 31, 2009, 2008 and 2007	46

Consolidated Statements of Cash Flows --
Years ended December 31, 2009, 2008 and 2007	47

Notes to Consolidated Financial Statements	48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
HKN, Inc.

We have audited the accompanying consolidated balance sheets of HKN, Inc as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HKN, Inc. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HKN, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 18, 2010 expressed an unqualified opinion on the effectiveness of HKN, Inc.’s internal control over financial reporting.

HEIN & ASSOCIATES LLP

Dallas, Texas
February 18, 2010

HKN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

Assets	December 31,	December 31,
	2009	2008

Current Assets:
Cash and temporary investments	$7,030	$5,722
Marketable securities (Treasury bills)	-	9,497
Accounts receivable, net	1,969	3,778
Prepaid expenses and other current assets	433	482
Total Current Assets	9,432	19,479

Unevaluated oil and gas properties	5,099	4,874
Evaluated oil and gas properties, net	29,355	29,628
OHSOL equipment, net	7,027	-
Other equipment, net	697	856
Property and Equipment, net	42,178	35,358

Intangible assets	1,946	-
Investment in Global	12,637	11,824
Investment in Spitfire, equity method	1,608	1,820
Other Assets	414	292
	$68,215	$68,773

Liabilities and Stockholders' Equity

Current Liabilities:
Trade payables	$498	$639
Accrued liabilities and other	2,153	1,826
Income tax contingency	225	225
Revenues and royalties payable	567	687
Total Current Liabilities	3,443	3,377

Asset Retirement Obligation	6,193	5,472
Deferred Income Taxes	748	20
Total Liabilities	10,384	8,869

Commitments and Contingencies (Note 19)

Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $100 thousand and $160 thousand liquidation value, respectively;
700,000 shares authorized; 1,000 and 1,600 shares outstanding, respectively	1	2
Series G2 Preferred Stock, $1.00 par value; $100 thousand liquidation value
100,000 shares authorized; 1,000 shares outstanding	1	1
Series M Preferred Stock, $1.00 par value; $0 and $4.4 million liquidation value, respectively;
50,000 shares authorized; 0 and 44,000 shares outstanding, respectively	-	44
Common stock, $0.01 par value; 24,000,000 shares authorized;
9,553,847 and 9,268,253 shares issued, respectively	96	93
Additional paid-in capital	437,877	442,642
Accumulated deficit	(388,644)	(385,171)
Accumulated other comprehensive income	3,213	2,312
Treasury stock, at cost, 0 and 6,869 shares held, respectively	-	(19)
Total HKN, Inc. Stockholders’ Equity	52,544	59,904
Noncontrolling interest	5,287	-
Total Stockholders' Equity	57,831	59,904
	$68,215	$68,773

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

HKN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for share and per share amounts)

	Year Ended December 31,
	2009	2008	2007

Revenues and other:
Domestic oil and gas operations	$10,185	$22,206	$20,419
Trading revenues (losses), net	-	(4,344)	680
Interest and other income	2,183	2,401	3,199
	12,368	20,263	24,298
Costs and Expenses:
Domestic oil and gas operating expenses	8,591	10,801	8,648
General and administrative expenses	3,197	5,281	5,950
Provision (benefit) for doubtful accounts	183	41	(106)
Depreciation, depletion, amortization and accretion	3,524	5,224	6,107
Equity in losses (gains) of Spitfire	225	(196)	50
Impairment of facilities	-	97	-
Impairment of investment in Spitfire	-	4,618	-
Full cost impairment	-	19,906	-
Interest expense and other losses	33	121	390
	15,753	45,893	21,039
Income (loss) from continuing operations before income taxes	$(3,385)	$(25,630)	$3,259
Income tax expense (benefit)	(40)	275	30
Income (loss) from continuing operations	$(3,345)	$(25,905)	$3,229
Loss from discontinued operations, net of taxes	-	(1,049)	-
Net income (loss)	$(3,345)	$(26,954)	$3,229
Net loss attributable to noncontrolling interests	295	-	-
Net loss from discontinued operations attributable to noncontrolling interests	-	208	-
Net income (loss) attributable to HKN, Inc.	$(3,050)	$(26,746)	$3,229
Accrual of dividends related to preferred stock	(280)	(305)	(217)
Payments of dividends and modification of preferred stock and common stock warrants	(139)	(57)	(47)
Net income (loss) attributed to common stock	$(3,469)	$(27,108)	$2,965
Basic and diluted net income (loss) per common share:
Net income (loss) per common share from continuing operations	$(0.37)	$(2.74)	$0.30
Net loss per common share from discontinued operations	-	(0.09)	-
Net income (loss) per common share	$(0.37)	$(2.83)	$0.30
Weighted average common shares outstanding	9,269,565	9,587,952	9,799,332

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

HKN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

									Accumulated
					Additional				Other
	Preferred Stock			Common	Paid-In	Treasury	Noncontrolling	Accumulated	Comprehensive
	G1	G2	M	Stock	Capital	Stock	Interest	Deficit	Income	Total

Balance, December 31, 2006	$2	$1	$44	$100	$449,218	$(1,670)	$-	$(361,028)	$18,334	$105,001

Accrual of preferred stock dividends	-	-	-	-	-	-	-	(264)	-	(264)
Issuance of preferred stock dividends	-	-	-	-	1	-	-	-	-	1
Reverse stock split	-	-	-	-	(10)	-	-	-	-	(10)
Treasury stock repurchase	-	-	-	-	-	(679)	-	-	-	(679)
Treasury stock retirements	-	-	-	(2)	(2,347)	2,349	-	-	-	-
Equity in stock issuances by Spitfire	-	-	-	-	111	-	-	-	-	111
Comprehensive loss:
Net income	-	-	-	-	-	-	-	3,229	-
Unrealized holding loss on available for sale investments									(8,469)
Reclassification of holding loss on available for sale investment into earnings									207
Unrealized foreign currency gain									639
Total comprehensive loss										(4,394)
Balance, December 31, 2007	$2	$1	$44	$98	$446,973	$-	$-	$(358,063)	$10,711	$99,766

Accrual of preferred stock dividends	-	-	-	-	-	-	-	(362)	-	(362)
Issuance of preferred stock dividends	-	-	-	-	2	-	-	-	-	2
Treasury stock repurchase	-	-	-	-	-	(4,404)	-	-	-	(4,404)
Treasury stock retirements	-	-	-	(5)	(4,380)	4,385	-	-	-	-
Equity in stock issuances by Spitfire	-	-	-	-	47	-	-	-	-	47
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(26,746)	-
Unrealized holding loss on available for sale investments									(2,172)
Unrealized foreign currency loss									(6,227)
Total comprehensive loss										(35,145)
Balance, December 31, 2008	$2	$1	$44	$93	$442,642	$(19)	$-	$(385,171)	$2,312	$59,904

Issuance of restricted shares related to investment, net of
issuance costs of $35 thousand	-	-	-	10	1,307	-	-	-	-	1,317
Cumulative effect of Series M Preferred conversion feature	-	-	-	-	-	-	-	(4)	-	(4)
Adjustment of Series M conversion price	-	-	-	-	76	-	-	(76)	-	-
Accrual of preferred stock dividends	-	-	-	-	-	-	-	(280)	-	(280)
Issuance of preferred stock dividends	-	-	-	-	1	-	-	(63)	-	(62)
Preferred stock redemption	(1)	-	(44)	-	(4,356)	-	-	-	-	(4,401)
Treasury stock repurchase	-	-	-	-	-	(1,890)	-	-	-	(1,890)
Treasury stock retirements	-	-	-	(7)	(1,902)	1,909	-	-	-	-
Equity in stock repurchases by Spitfire	-	-	-	-	109	-	-	-	-	109
Comprehensive loss:
Net loss								(3,050)	-
Unrealized holding gain on available for sale investments									24
Unrealized foreign currency gain									877
Total comprehensive loss										(2,149)
Noncontrolling interest in investment	-	-	-	-	-	-	5,287	-	-	5,287
Balance, December 31, 2009	$1	$1	$-	$96	$437,877	$-	$5,287	$(388,644)	$3,213	$57,831

The accompanying Notes to Consolidated Financial Statements
are an integral part of these Statements.

HKN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended
	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$(3,345)	$(26,954)	$3,229
Adjustments to reconcile net income (loss) to net cash
(used) provided by operating activities:
Depreciation, depletion, amortization and accretion	3,524	5,224	6,107
Loss on trading investments	-	534	91
Loss (gain) on trading derivatives	-	3,810	(779)
Equity in losses (gains) of Spitfire	225	(196)	50
Realized gain from sale of Spitfire shares	(30)	-	-
Impairment of investment in Spitfire	-	4,618	-
Impairment of facilities	-	97	-
Full cost impairment	-	19,906	-
Operating cash flows from discontinued operations	-	804	-
Other	-	(224)	(117)
Change in operating assets and liabilities:
Decrease (increase) in marketable securities	9,497	(9,497)	5,000
Decrease in accounts receivable and other	1,796	537	4,211
Decrease in margin deposits posted with brokers	-	123	587
(Decrease) increase in derivative liabilities	-	(3,872)	388
Decrease in trade payables and other	(1,385)	(2,231)	(6,299)
Net cash provided (used) by operating activities	10,282	(7,321)	12,468

Cash flows from investing activities:
Net proceeds from sales of assets	-	337	1,281
Capital expenditures	(2,552)	(6,896)	(10,867)
Sales of investments	-	2,265	1,530
Purchase of available for sale investments	-	(1,634)	-
Investing cash flows from discontinued operations	-	(1,969)	-
Purchase of common shares in Spitfire	-	(77)	(3,900)
Proceeds from sale of Spitfire common shares	212	-	-
Net cash used in investing activities	(2,340)	(7,974)	(11,956)

Cash flows from financing activities:
Redemption of preferred stock	(4,401)	-	-
Financing cash flows from discontinued operations	-	208	-
Payments of preferred dividends	(343)	(368)	(196)
Cash paid for partial shares in reverse split	-	-	(10)
Treasury shares purchased	(1,890)	(4,404)	(679)
Net cash used in financing activities	(6,634)	(4,564)	(885)

Net increase (decrease) in cash and temporary investments	1,308	(19,859)	(373)
Cash and temporary investments at beginning of year	5,722	25,581	25,954
Cash and temporary investments at end of year	$7,030	$5,722	$25,581

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

At December 31, 2009, we held an investment in Global Energy Development PLC (“Global”) through our ownership of approximately 34% of Global’s ordinary shares which we account for as a cost method investment.  Global is a petroleum exploration and production company focused on Latin America.  Global’s shares are traded on the AIM, a market operated by the London Stock Exchange.

At December 31, 2009, we also held an investment in Spitfire Energy Ltd. (“Spitfire”) through the ownership of approximately 25% of Spitfire’s currently outstanding common shares. Spitfire is an independent public company (TSX-V; SEL) engaged in the exploration, development and production of crude oil, natural gas and natural gas liquids in Western Canada.  Our consolidated financial statements retroactively reflect the effect of the change in the accounting for our investment in Spitfire from the cost method to the equity method.

Principles of Consolidation and Presentation - The consolidated financial statements include the accounts of HKN and all of the companies that we, through our direct or indirect ownership or share holding, were provided the ability to control the operating policies and procedures. All significant intercompany balances and transactions have been eliminated. During the fourth quarter of 2009, we discontinued operations of the Canergy Growth Fund and Canergy Management from our consolidated financial statements. We reflected the deconsolidation retrospectively. See Note 13 – “Discontinued Operations” for further discussion.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates are required for proved oil and gas reserves which, as described in Note 7 – Oil and Gas Properties, may have a material impact on the carrying value of oil and gas property. Actual results could differ from those estimates and such differences could be material. Certain prior year amounts have been reclassified to conform with the 2009 presentation.

Consolidation of Variable Interest Entity - Our investment in BriteWater International, LLC (“BWI”), formerly referred to as UniPureEnergy, is considered to be a variable interest, as defined in ASC 810-10, Consolidation. ASC 810-10-25 requires the primary beneficiary of a variable interest entity’s (“VIE”) activities to consolidate the VIE. ASC 810-10-15 defines a VIE as an entity in which the equity investors do not have substantive voting rights and there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We have determined that our investment in BWI meets the requirements of ASC 810-10, and we are the primary beneficiary, as defined. Accordingly, we began consolidating the assets and liabilities of BWI as of June 30, 2009 (the investment date).  The results of operations for the six months ended December 31, 2009 are consolidated in our results of operations.

Our investments in the Canergy Growth Fund and Canergy Management were variable interests, as defined in ASC 810-10, and we were the primary beneficiary, as defined. Therefore, we consolidated the assets, liabilities and results of operations of the Canergy Growth Fund for the period from May 14, 2008, the formation date, through the third quarter of 2009. During the fourth quarter of 2009, we discontinued operations of the Canergy Growth Fund and Canergy Management. In 2009, we have retrospectively reported the assets, liabilities and results of operations of the Canergy Growth Fund and Canergy Management as discontinued operations in our consolidated financial statements.

Statement of Cash Flows - For purposes of the Consolidated Statements of Cash Flows, we consider all highly liquid investments and treasury bills purchased with an original maturity of three months or less to be cash equivalents. We paid no cash for interest during 2009, 2008 and 2007. Treasury bills with original maturities of greater than three months are classified as marketable securities. At December 31, 2009 and 2008, we held zero marketable securities and $9.5 million in marketable securities, respectively.

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

Hurricane Damage Repairs – In 2008, we recognized $1.1 million as expense damages incurred from hurricanes Gustav and Ike primarily related to our insurance deductible and repair costs in excess of insured values. At December 31, 2008, our remaining insurance claim receivable was $1.4 million on our consolidated balance sheet. These insurance proceeds were received in early 2009.

Allowance for Doubtful Accounts - Accounts receivable are customer obligations due under normal trade terms. We sell our oil and gas production to companies involved in the transportation and refining of crude oil and natural gas. Our net trade receivables from our oil and gas production were approximately $1.7 million and $2.1 million at December 31, 2009 and 2008, respectively. We perform continuing credit evaluations of our customers’ financial condition, and, although we generally do not require collateral, letters of credit may be required from our customers in certain circumstances.

Senior management reviews accounts receivable to determine if any receivables will potentially be uncollectible. We include provisions for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. One of our oil and gas processing and handling customers filed for Chapter 11 bankruptcy in 2009, and we accrued a provision for the receivable balances associated with their account.  Based on the information available, we believe the allowance for doubtful accounts of $181 thousand as of December 31, 2009 is adequate. However, actual write-offs could exceed the recorded allowance.

Comprehensive Income (Loss) – Comprehensive income (loss) includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Our total comprehensive income (loss) is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Net (loss) income attributable to HKN	$(3,050)	$(26,746)	$3,229
Foreign currency translation adjustment
on investment	877	(6,227)	639
Reclassification of holding gain on
available for sale investments into earnings	-	-	207

Unrealized (loss) gain on investments	24	(2,172)	(8,469)

Total comprehensive loss	$(2,149)	$(35,145)	$(4,394)

Financial Instruments - We carry our financial instruments including cash and our common stock investment in Global Energy Development PLC (“Global”) at their estimated fair values. Our investment in ordinary shares of Global has been designated as available for sale, not as a trading security. The associated unrealized gains and losses on our available for sale investments are recorded to other comprehensive income until realized and are reclassified into earnings using specific identification.

Derivative Instruments – We have not designated any of our derivative instruments as hedges under FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. All gains and losses related to our derivative instruments are recognized in Other losses (gains). Please see Note 5 – “Derivative Instruments” for additional information.

Equity Method Investments – For investments in which we have the ability to exercise significant influence but do not control, we follow the equity method of accounting.  Initial investments are recorded at cost and adjusted by the proportionate share of the investee’s earnings and capital transactions.  Our share of investee earnings and our share of their capital transactions are recorded to our income statement.  We evaluate these investments for other-than-temporary declines in value each quarter; any impairment found to be other than temporary is recorded through earnings.  Please see Note 4 – “Equity Investment in Spitfire Energy” for additional information.

Translation of Non-U.S. Currency Amounts - Assets and liabilities of our equity investment in Spitfire, whose functional currency is the Canadian dollar, are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Revenue and expense items are translated at average exchange rates prevailing during the periods. Our investment in Global is also subject to foreign currency exchange rate risk as our ownership of Global’s ordinary shares are denominated in British sterling pounds. Translation adjustments are included in other comprehensive income until the investment is sold.

Property and Equipment – We follow the full cost method of accounting for our investments in oil and natural gas properties. All costs incurred in the acquisition, exploration and development of oil and natural gas properties, including unproductive wells, are capitalized. Included in capitalized costs are general and administrative costs that are directly related with acquisition, exploration and development activities. Amortization of unevaluated property costs begins when the properties become proved or their values become impaired. Under the rules of full cost method of accounting, the net carrying value of oil and natural gas properties, reduced by the asset retirement obligation, is limited to the sum of the present value (10% discount rate) of the estimated future net cash flows from proved reserves, based on the previous twelve (12) month average prices and costs, plus the lower of cost or estimated fair market value of unproved properties adjusted for related income tax effects.

Capitalized costs of proved oil and natural gas properties are depleted on a units of production method using proved oil and natural gas reserves. Such depletion of our domestic oil and gas properties was $2.30, $2.87 and $2.72 per equivalent Mcf produced during 2009, 2008 and 2007, respectively. Costs depleted include net capitalized costs subject to depletion and estimated future dismantlement, restoration, and abandonment costs. Estimated future abandonment, dismantlement and site restoration costs include costs to dismantle, relocate and dispose of our offshore production platforms, gathering systems, wells and related structures, considering related salvage values.

Other property and equipment, which includes computer equipment, computer hardware and software, furniture and fixtures, leasehold improvements and two automobiles, is recorded at cost and is generally depreciated on a straight-line basis over the estimated useful lives of the assets, which range in periods of three to eighteen years. We have recorded accumulated depreciation related to our other property and equipment of $536 thousand and $449 thousand at December 31, 2009 and 2008, respectively. Repairs and maintenance are charged to expense as incurred.

Sales of Oil and Gas Properties - We account for sales of oil and gas properties as adjustments of capitalized costs to the full cost pool, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the full cost pool. During 2009 and 2008, we did not sell any oil and gas properties. During 2007, we sold certain of our oil and gas properties at auction for net cash proceeds of approximately $1.3 million and no gain or loss was recognized from the sale.

Intangible Assets – We assess the recoverability of our intangible assets at least annually or whenever events or changes in circumstances indicate the carrying amount of the intangible assets may not be fully recoverable. Recoverability is measured by a comparison of the carrying value of the intangible asset over its fair value. Any excess of the carrying value of the intangible asset over its fair value is recognized as an impairment loss. The estimated fair value is determined based on a discounted cash flow model. However, at December 31, 2009, our intangible assets consisted of patents acquired in connection with the investment in BWI. The fair value of these patents was estimated based on the historical cost of the patents and the final valuation is pending a third party valuation. Impairment losses are recorded in other operating expenses. No such impairment was recognized as of December 31, 2009.

Other Assets – At December 31, 2009, other assets included $410 thousand of prepaid drilling costs.
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

General and Administrative Expenses – We reflect general and administrative expenses net of operator overhead charges and other amounts billed to joint interest owners. General and administrative expenses are net of $295 thousand, $286 thousand and $276 thousand for such amounts during 2009, 2008 and 2007, respectively.

Revenue Recognition - We use the sales method of accounting for natural gas and crude oil revenues. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which we are entitled based on our interests in the properties. Approximately 46% of our 2009 oil and gas production was from wells operated by outside parties. With respect to these properties, we typically receive actual sales information approximately sixty to ninety days after the date of sale on these properties. With respect to these non-operated properties, our estimates of production and revenue may differ from actual production and revenues received. Differences can create imbalances that are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under produced owner to recoup its entitled share through production.  There are no significant balancing arrangements or obligations related to our operations.

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

Recent Accounting Pronouncements – In December 2007, FASB issued guidance related to Business Combinations under ASC 805, Business Combinations, and guidance related to the accounting and reporting of noncontrolling interest under ASC 810-10-65-1, Consolidation. This guidance significantly changes the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. This guidance became effective January 1, 2009. We applied this guidance to our investment in BWI, formerly referred to as UniPure. Please see Note 2 – “Investment in BriteWater International, LLC” in the Notes to Consolidated Financial Statements for additional information.

In March 2008, the FASB issued guidance related to the disclosures about derivative instruments and hedging activities under FASB ASC 815-10-50, Derivatives and Hedging. This guidance requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under applicable  guidance, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. These disclosure requirements are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of ASC 815-10-50 on January 1, 2009 did not have a material impact on our consolidated financial statements. See Note 5 – “Derivative Instruments” in the Notes to Consolidated Financial Statements for additional information.

In June 2008, the FASB issued guidance to evaluate whether an instrument (or embedded feature) is indexed to an entity’s own stock under ASC 815-40-15, Derivatives and Hedging. The guidance requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock in order to determine if the instrument should be accounted for as a derivative under the scope of ASC 815-10-15. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted ASC 815-40-15 beginning January 1, 2009.  We applied this guidance to the conversion feature in our Series M Convertible Preferred Stock (“Series M Preferred”). See Note 5 – “Derivative Instruments” in the Notes to Consolidated Financial Statements for additional information.

In November 2008, the FASB issued guidance related to accounting considerations for equity method investments under ASC 323-10-35, Investments – Equity Method and Joint Ventures. This guidance states that an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee's share issuance should be recognized in earnings. Previous to this, changes in equity for both issuances and repurchases were recognized in equity. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted ASC 323-10-35 beginning January 1, 2009.  We applied this guidance to our equity investment in Spitfire Energy. See Note 4 – “Equity Investment in Spitfire Energy” in the Notes to Consolidated Financial Statements for additional information.

In December 2008, the Securities and Exchange Commission published a Final Rule, Modernization of the Oil and Gas Reporting Requirements. The new rule permits the use of new technologies to determine proved reserves if those technologies have been demonstrated to lead to reliable conclusions about reserves volumes. The new requirements also allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The use of average prices will affect future impairment and depletion calculations. In January 2010, the FASB issued Accounting Standards Update No. 2010-03, Oil and Gas Reserve Estimation and Disclosure, to align the oil and gas reserve estimation and disclosure requirement of the SEC Final Rule with the ASC 932.  The new disclosure requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. Our adoption of this Final rule for this annual reported dated December 31, 2009 affected our oil and gas disclosures but had no material effect on our financial position and results of operations. See Note 16 - “Oil and Gas Disclosures” in the Notes to Consolidated Financial Statements.

In May 2009, the FASB issued guidance related to subsequent events under ASC 855-10, Subsequent Events. This guidance sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. We adopted ASC 855-10 beginning June 30, 2009 and have included the required disclosures in our consolidated financial statements. See Note 18 – “Subsequent Events” in the Notes to Consolidated Financial Statements for additional information.

In June 2009, the FASB issued an amendment to ASC 810-10, Consolidation. As a result, in December 2009, the FASB issued ASC 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This guidance amends ASC 810-10-15 to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and requires additional disclosures about an enterprise’s involvement in VIEs. This guidance is effective as of the beginning of the reporting entity’s first annual reporting period that begins after November 15, 2009 and earlier adoption is not permitted. We are currently evaluating the potential impact, if any, of the adoption of ASC 2009-17 on our consolidated financial statements.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, which amends ASC 820, Fair Value Measurements and Disclosures. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure the fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability or similar liabilities when traded as an asset, which would be considered a Level 1 input, or another valuation technique that is consistent with ASC 820. This Update is effective for the first reporting period (including interim periods) beginning after issuance. Thus, we adopted this guidance as of September 30, 2009, which did not have a material impact on our consolidated financial statements.

(2)	INVESTMENT IN BRITEWATER INTERNATIONAL, LLC.

In June 2009, we acquired an interest in a privately-held company, BWI, with a patented oilfield emulsion breaking “OHSOL” technology by entering into a Securities Exchange Agreement (the “Agreement”) pursuant to which we issued an aggregate of 1 million restricted shares of our common stock in exchange for 1,950 units of BWI, which constitutes 19.5% of BWI’s outstanding membership units. The shares are deemed to be restricted because they were not issued in a transaction registered under the Securities Act of 1933 and are therefore not freely transferable. Pursuant to the terms of our investment, HKN and the other BWI unitholders have granted to one another put and call options with respect to an additional 3,050 units of BWI in exchange for an additional issuance of 725 thousand restricted shares of our common stock.  These options are exercisable only if the following conditions are satisfied prior to June 2012:

The Call Option may be exercised upon the occurrence of any of the following events:
o	Execution by BWI of a material contract regarding any of the BWI patented technologies
o	BWI achieves positive Operating Margins during two consecutive quarters
o	BWI achieves positive Net Income during two consecutive quarters
o	BWI receives a qualified offer to sell substantially all of its assets or to merge with another entity and BWI declines such offer
o	A Change of Control occurs at BWI
o	The average closing price of HKN common stock is above $3.50 for any consecutive 30 day trading period
o	Any BWI transaction that dilutes HKN’s ownership of BWI by more than 10%
o	BWI consummates a securities offering under the 1933 Act that results in aggregate net cash proceeds to BWI of at least $10 million

The Put Option may be exercised upon the occurrence of any of these events:
o	BWI incurs net losses for any four consecutive quarters
o	A Change of Control occurs at HKN
o	The average closing price of HKN common stock is below $1.50 per share or above $4.00 per share for any consecutive 30 day trading period

In June 2009, we entered into a Loan Agreement with BWI under which we may make secured loans to BWI up to a maximum amount of $2.5 million.  These loans are secured by all assets of BWI and are due and payable on or before June 30, 2012. As of December 31, 2009, we have made approximately $1 million in aggregate secured loans to BWI. The Loan Agreement earns interest at 8.0% per annum. Accrued and unpaid interest on the outstanding principal amount of the Loan shall be due and payable on the last day of each calendar quarter. BWI shall repay the entire unpaid principal amount of the loan, together with all accrued and unpaid interest, on or before June 30, 2012.

The assets, liabilities and non-controlling interest associated with our investment were consolidated into our financial statements per ASC 810-10, Consolidation, using the acquisition method of accounting in accordance with ASC 805, Business Combinations.  See Note 1 – “Summary of Significant Accounting Policies” for further explanation for consolidating our investment in BWI.  Our acquisition-related costs of approximately $87 thousand are included in general and administrative expenses within our consolidated statement of operations for the year ended December 31, 2009.

Valuation of Investment in BWI –The fair value of the total consideration paid for our investment which includes 1.0 million restricted shares of common stock issued along with the put/call option to issue 725 thousand restricted shares of our common stock was measured using a third-party Fair Market Value Restricted Stock Study, which valued the aggregate restricted shares at the investment date at $2.01 per share. Under the ASC 820, Fair Value Measurements and Disclosures, we consider this valuation method for our restricted stock to be a Level 2 classification. See Note 6 – “Fair Value Measurements” for further discussion of Level 2 valuation definitions. This valuation considered several factors, including the closing market price of our common stock at the acquisition date of $2.55 per share and the diminished marketability caused by the restrictive nature of the shares issued. We applied the discounted value of $2.01 per share to the total of the 1.0 million restricted shares transferred and the potential 725 thousand restricted shares to be issued upon the exercise of the put or call options in order to calculate the fair value of our interest in the net assets acquired.

The following table is the preliminary calculation of the consideration paid for our initial 19.5% ownership in the BWI investment, the allocation to assets and liabilities assumed and the fair value of the noncontrolling interest in BWI as of the investment date. This purchase price allocation as of December 31, 2009 is subject to adjustment, pending the final valuation of the fair value of certain assets acquired and liabilities assumed.

(in thousands, except share amounts)

Consideration issued to BWI:
1.0 million shares of restricted common stock	$1,352
Fair value of total consideration transferred	$1,352

Recognized amounts of identifiable assets aquired and liabilities assumed, at estimated fair values
Cash and cash equivalents	$7
Equipment	6,900
Intangible assets	1,946
Accounts payable	(380)
Accrued liabilities	(10)
Deferred income taxes	(729)
Contingent liability	(800)
Total identifiable net assets	$6,934
Noncontrolling interest (80.5%)	(5,582)
Fair value of our interest in net assets aquired (19.5%)	$1,352

The intangible assets consist of patents related to the OHSOL process. The fair value of the acquired patents of $1.9 million was estimated based on the historical cost of the patents; the final valuation is pending a third party valuation in 2010.  Unless renewed, the patents will expire during the next 6-12 years. The fair value of the OHSOL plant equipment of $6.9 million was estimated as the replacement cost of the equipment. The valuation of the equipment is also pending a third party valuation to be completed in 2010.  We consider these valuations for our patents and equipment to be Level 3 classifications. See Note 6 – “Fair Value Measurements” for further discussion of Level 3 valuation definitions. The contingent liability of $800 thousand may be payable to a vendor upon the conclusion of certain testing events of the OHSOL plant equipment. This contingent liability is included in other accrued liabilities within the consolidated balance sheet.

A deferred tax liability in the amount of $729 thousand was calculated by applying the domestic statutory tax rates to the difference between the book purchase price and the estimated tax basis.  Information and research regarding the tax basis of the assets at the date of the acquisition is not complete at this time and the deferred tax may be adjusted as more information becomes available.

BWI Results of Operations – For the year ended December 31, 2009, we recognized losses of $387 thousand related to our investment in BWI in our consolidated statement of operations, of which $295 thousand was related to noncontrolling interests. We do not consider BWI’s pre-acquisition activity to significantly impact our proforma results of operations.

(3)	OTHER INVESTMENTS

Marketable Securities – We held no marketable securities at December 31, 2009. Our marketable securities at December 31, 2008 consisted of $9.5 million in Treasury bills with original maturities of six months. These investments were recorded at their fair value at the balance sheet date. There were no significant gains or losses on these securities for any period covered by this report.

Investment in Global – As we do not have the ability to obtain Global's US GAAP adjusted financial information, we account for our investment in Global's shares as an available-for-sale cost method invesment. Investments in equity securities that do not qualify as trading investments and are not likely to be sold within a year are classified as non-current available-for-sale investments.  Our non-current available-for-sale investment consists of our ownership of approximately 34% of Global’s outstanding ordinary shares.  At December 31, 2009 and December 31, 2008, our investment in Global was equal to the market value of our 11.9 million shares of Global’s ordinary shares as follows (in thousands, except share amouonts):

	December 31, 2009	December 31, 2008

Shares of Global Stock held by HKN	11,893,463	11,893,463

Closing price of Global Stock	£0.66	£0.68

Foreign Currency Exchange Rate	1.6221	1.4619

Market Value of Investment in Global	$12,637	$11,824

The foreign currency translation adjustment of approximately $789 thousand and the unrealized gain on investment of $24 thousand for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the year ending December 31, 2009.

(4)	EQUITY INVESTMENT IN SPITFIRE ENERGY

At December 31, 2009 and 2008, we held an investment in Spitfire through the ownership of approximately 25% and 27%, respectively, of Spitfire’s currently outstanding common shares. Spitfire is an independent public company (TSX-V; SEL) engaged in the exploration, development and production of crude oil, natural gas and natural gas liquids in Western Canada.

At December 31, 2009, we owned 9.9 million common shares of Spitfire and 1.3 million warrants to acquire common shares of Spitfire.  As a result of our ownership of Spitfire’s outstanding common shares, we are deemed to have the ability to exert significant influence over Spitfire’s operating and financial policies. Accordingly, we reflect our investment in Spitfire as an equity method investment. Due to timing differences in our filing requirements and the lack of availability of financial information for the current quarterly period, we record our share of Spitfire’s financial activity on a three-month lag.

During the 2009, we sold approximately 1.2 million shares of Spitfire common shares for $212 thousand using the average cost method. We recognized a foreign currency gain of $6 thousand in other comprehensive income and a realized gain on sale of assets of $30 thousand which is included in other income in the consolidated statement of operations.

During 2008, we purchased shares of Spitfire common stock in the market by acquiring 236 thousand shares at a total cost of $77 thousand. We reflected our additional purchases of shares in Spitfire as a step acquisition of an equity method investment. No goodwill was recorded as a result of these purchases. Also during 2008, Spitfire’s share price declined significantly and we recorded an impairment charge of $4.6 million to write down the carrying value of our investment to its market value of $1.8 million as of December 31, 2008. In 2009, there were no other impairments to this investment. However, further declines in Spitfire’s share price and the Canadian stock markets in the future may require additional impairment of our investment in Spitfire if these declines are deemed to be other-than-temporary.

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

Our investment in Spitfire is reported in our balance sheet at its adjusted carrying value as a non-current asset, and our earnings are reported net of tax as a single line on our income statement.  At December 31, 2009 and 2008, our carrying value of this investment was $1.6 million and $1.8 million, respectively.

(5)	DERIVATIVE INSTRUMENTS

Trading Derivatives- As part of our treasury activities during 2008 and 2007, we engaged in the active management of investments and derivative instruments in energy industry securities traded on domestic securities exchanges. We used these derivatives as a tool to enhance investment returns or to minimize the risk in our energy industry portfolio. These derivatives were not designated as hedges under ASC 815, and we recognized gains and losses related to these positions in current earnings.

We currently do not hold any open trading derivative positions as of December 31, 2009. During 2008, we closed all of our open trading derivative positions. For the year ended December 31, 2008 we recognized realized losses of $2.7 million related to these derivatives within trading revenues in our consolidated statement of operations. For the year ended December 31, 2007 we included unrealized gains of $18 thousand and realized gains of $935 thousand related to these derivatives within trading revenues in our consolidated statement of operations.

Commodity Derivatives - We enter into certain commodity derivative instruments which are effective in mitigating commodity price risk associated with a portion of our future monthly natural gas and crude oil production and related cash flows. Our oil and gas operating revenues and cash flows are impacted by changes in commodity product prices, which are volatile and cannot be accurately predicted. Our objective for holding these commodity derivatives is to protect the operating revenues and cash flows related to a portion of our future crude oil sales from the risk of significant declines in commodity prices. We have not designated any of our commodity derivatives as hedges under ASC 815.

In December 2009, we purchased crude oil commodity floor contracts for $30 thousand. Our purchased commodity derivatives are recorded at their estimated fair values within other current assets in the accompanying consolidated balance sheets. Estimated fair values of our purchased commodity derivatives were as follows (in thousands):

					As of December 31,
Commodity	Type	Volume/Day	Duration	Price	2009	2008	2007
Crude Oil	Floor	9,000 bbls	Feb 08 - Mar 08	$80.00	$-	$-	$3
Crude Oil	Floor	5,000 bbls	Jan 10 - May 10	$60.00	15	-	-
					$15	$-	$3

We have recorded net losses related to crude oil and natural gas derivative transactions for the years ended December 31, 2009, 2008 and 2007 of $16 thousand, $1.2 million and $182 thousand. These amounts are included in other losses for 2009 and trading losses in 2008 and 2007 in our consolidated statement of operations.

As of December 31, 2009, neither we nor any of our consolidated companies hold any derivative instruments which are designated as fair value hedges, cash flow hedges or foreign currency hedges. Settlements of our oil and gas commodity derivatives are based on the difference between fixed option prices and the New York Mercantile Exchange closing prices for each month during the life of the contracts. We monitor our crude oil and natural gas production prices compared to New York Mercantile Exchange prices to assure our commodity derivatives are effective in mitigating our commodity price risk.

Foreign Currency Derivative Contracts - During 2008, we entered into certain foreign currency derivative instruments to mitigate the foreign currency price risk associated with our investment in Global’s ordinary shares. Our investment in Global is impacted by changes in the British Sterling Pound exchange rate to U.S. dollars. We did not designate any of our foreign currency derivatives as hedges under ASC 815. During 2008, we closed all of our open foreign currency derivatives and we realized gains of $97 thousand in trading revenues in our consolidated statement of operations. We did not hold any foreign currency derivative contracts in 2009.

We had no trading revenues for the year ended December 31, 2009. For years ended December 31, 2008 and 2007, we have included the following unrealized and realized gains and losses related to our trading derivatives within trading revenues in our consolidated statement of operations (in thousands):

	For the Year Ended
Type of Instrument	December 31, 2008	December 31, 2007

Commidity	$39	$(183)

Equity	(3,251)	863

Crude Futures	(1,229)	-

Foreign Currency	97	-

Total trading revenue (loss)	$(4,344)	$680

Spitfire Warrants - In association with our investment in Spitfire, we also hold 1.3 million warrants to acquire common shares of Spitfire.  We account for these warrants as derivatives in accordance with ASC 815. The expiration date of the warrants is August 1, 2010. At December 31, 2008, we reflected these warrants at their estimated fair value of $16 thousand in our balance sheet and included losses of $96 thousand within interest expense and other losses in our consolidated statement of operations for the year ended December 31, 2008.  We did not assign any value to these warrants at December 31, 2009. For the year ended December 31, 2009, we have included unrealized losses of $16 thousand within other losses in our consolidated statement of operations.  These amounts are related primarily to the change in the underlying price of Spitfire’s common shares.

Series M Preferred Conversion Feature – Prior to its redemption during 2009, our Series M Convertible Preferred Stock (“Series M Preferred”) was convertible at the holders’ option into common stock at a conversion price of $11.85 per share. This conversion price was subject to continued adjustment in the event we subsequently issued shares of our common stock at a price lower than this conversion price or in response to certain transactions that are in effect equity restructuring transactions. Under ASC 815-40-15, this anti-dilution provision allowing for the conversion price to be adjusted represented an embedded derivative that required it to be classified as a liability. We would only incur the liability, equal to the current stock price times the number of additional shares that would be required to fulfill the conversion, if we were to issue common stock at a price less than the Series M Preferred conversion price. At January 1, 2009, we recorded a Series M Preferred conversion liability with an initial estimated fair value of $5 thousand as a cumulative effect adjustment. As further described in Note 11 – Stockholders’ Equity”, we fully redeemed all of the outstanding Series M Preferred in 2009, therefore there is no Series M Preferred conversion liability at December 31, 2009.  In 2009, we have included unrealized gains of $5 thousand within other gains in our consolidated statement of operations related primarily to extinguishment of this liability.

We did not hold any derivative instruments designated as hedging instruments under ASC 815 as of December 31, 2009. A summary of the fair values of our derivative instruments not designated as hedging instruments under ASC 815 as of December 31, 2009 and 2008 are as follows (in thousands):

		Fair Value
Asset Derivatives	Balance Sheet Location	Year Ended December 31, 2009	Year Ended December 31, 2008

Spitfire warrants	Other assets	$-	$16
Commodity contracts	Other assets	15	-

Total derivatives		$15	$16

Any gains or losses related to our derivative instruments are included in the consolidated statement of operations for the years ended December 31, 2009, 2008 and 2007 as follows (in thousands):

		Amount of Loss or (Gain) Recognized in Income on Derivatives
Derivatives	Location of Loss or (Gain) Recognized in Income on Derivatives	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007

Spitfire warrants	Other losses	$16	$96	$353

Commodity contracts	Other losses	16	-	-

Series M Preferred conversion feature	Other income	(5)	-	-

		$27	$96	$353

(6)	FAIR VALUE MEASUREMENTS

Beginning January 1, 2009, we applied ASC 820, Fair Value Measurements and Disclosures, to nonrecurring, nonfinancial assets and liabilities, which were previously deferred by the FASB.  We applied this guidance to our financial assets and liabilities beginning January 1, 2009 with no material impact on our consolidated statement of operations or financial condition.

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

We used the following fair value measurements for certain of our assets and liabilities during the year ended December 31, 2009:

Level 1 Classification:

Investment in Global – Global’s ordinary shares are publicly traded on the Alternative Investment Market (“AIM”) of the London Stock Exchange with quoted prices in active markets. Accordingly, the fair value measurements of these securities have been classified as Level 1.

Commodity contracts –Our purchased commodity derivatives have quoted prices in active markets. Accordingly, the fair value measurements of these securities have been classified as Level 1.

Level 2 Classification:

Valuation of Our Restricted Stock Utilized as Consideration for our Investment in BWI – Our BWI purchase price allocation utilized fair values under ASC 805, Business Combinations, on a nonrecurring basis.  Please see Note 2 – “Investment in BriteWater International, LLC.” for further discussion on the valuation of this investment.

Level 3 Classification:

Asset Retirement Obligations – Our asset retirement obligation is classified as a Level 3 liability. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and the expected remaining life of wells. The inputs are calculated utilizing historical data, current estimated costs and expectations for the future costs and production of the wells.  See Note 9 – “Asset Retirement Obligations” for additional information of our asset retirement obligation as of December 31, 2009.

Valuation of BWI Equipment and Patents – The fair value of the acquired patents of $1.9 million is non-recurring and was estimated based on the historical cost of the patents; the final valuation is pending a third party valuation in 2010.  Unless renewed, the patents will expire during the next 6-12 years. The fair value of the OHSOL plant equipment of $6.9 million is also non-recurring and was estimated as the replacement cost of the equipment. The valuation of the equipment is also pending a third party valuation to be completed in 2010. We consider these valuations for the OHSOL patents and equipment to be Level 3 classifications.

The following table presents recurring financial assets and liabilities which are carried at fair value as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3

Investment in Global (cost method)	$12,637	$-	$-

Commodity contracts	15	-	-

Total assets at fair value	$12,652	$-	$-

	Level 1	Level 2	Level 3

Asset retirement obligation	$-	$-	$6,193

Total liabilities at fair value	$-	$-	$6,193

The table above does not include our equity investment in Spitfire because we are deemed to have a significant influence and, as such, the investment is not accounted for at fair value under ASC 820, Fair Value Measurements and Disclosures, at December 31, 2009.

The reconciliation of the fair value for our Level 3 assets and liabilities (the Spitfire warrants and Series M Preferred conversion feature), including net purchases and sales, realized gains and change in unrealized gains, is set out below (in thousands):

	For the Year Ended December 31, 2009
	Level 3 Asset	Level 3 Liability
	Spitfire Warrants	Series M Preferred Conversion Feature

Beginning balance	$16	$5

Total realized and unrealized losses included in earnings	(16)	(5)

Net purchases and sales	-	-

Ending balance	$-	$-

(7)	OIL AND GAS PROPERTIES

Under full cost method of accounting, we assess realizability of unevaluated properties on at least an annual basis or when there has been an indication that an impairment in value may have occurred, such as for a relinquishment of contract acreage. Impairment of unevaluated prospects is assessed based on management’s intention with regard to future exploration and development of individually significant properties and the ability to obtain funds to finance such exploration and development. At December 31, 2009, we carried total costs of $5.1 million related to the exploration and development of our coalbed methane prospects within the Indiana Posey area in our unevaluated oil and gas properties. We anticipate our unevaluated property costs to remain as unevaluated for no longer than three years.

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

For purposes of the ceiling test, we remove the discounted present value included in our future development costs on our reserve report for which we have already booked an obligation under ASC 410-20, Asset Retirement Obligations. For purposes of our depletion calculation, we include in future development costs any estimated plugging and abandonment costs, net of estimated salvage values, for proved undeveloped wells. For purposes of both of these calculations, we do not include plugging and abandonment costs in our future development costs on developed properties for which we have booked an obligation under ASC 410-20.

As a result of low oil and gas prices in the fourth quarter of 2008, our capitalized costs of evaluated oil and gas properties exceeded the cost ceiling, and we recorded an impairment of $19.9 million to our oil and gas properties for the year ended December 31, 2008. No such impairment was recorded for the year ended December 31, 2009.

(8)	UNEVALUATED PROPERTIES - COALBED METHANE PROJECT

Indiana Posey - In 2005 we entered into an exploration and development agreement (the “Indiana Posey Agreement”) with Indiana Posey L.P., a Texas limited partnership, for the joint exploration and development of coalbed methane within the Posey Prospect area consisting of approximately 400,000 acres in Posey, Gibson and Vanderburgh counties of Indiana.

The Indiana Posey Agreement provides for the project to be conducted in three separate phases. Our potential obligations under the Indiana Posey Agreement, if we elect to all phases of the project, include funding 100% of the initial $7.5 million in costs to carry out the joint exploration and development of the project in return for a non-operating 65% interest in the Posey Prospect Area. The Indiana Posey Agreement also provides that we are to receive an 82.5% net revenue interest. At December 31, 2009, we carried total costs of $5.1 million related to the exploration and development of our coalbed methane prospects within the Indiana Posey area in our unevaluated oil and gas properties.

Ohio Cumberland - In 2005, we entered into an exploration and development agreement (the “Ohio Cumberland Agreement”) with Ohio Cumberland, L.P., a Texas limited partnership, for the joint exploration and development of coalbed methane within the Cumberland Prospect Area consisting of approximately 400,000 acres in Guernsey, Noble, Muskingum, Washington and Morgan Counties of Ohio.

The Ohio Cumberland Agreement had an effective date of April 1, 2005 and provides for the project to be conducted in three separate phases. Our potential obligations under the Ohio Cumberland Agreement, if we elect to all phases of the project, include funding 100% of the initial $7.5 million in costs to carry out the joint exploration and development of the project in return for a non-operating 65% interest in the Cumberland Prospect Area. The Ohio Cumberland Agreement also provides that we are to receive a 82.5% net revenue interest. This Phase II project has been temporarily suspended until such time as oil and gas commodity pricing increases. All costs associated with the Ohio Cumberland Agreement, approximately $1.6 million, were reclassed to evaluated oil and gas properties in 2008. At this time, we are focusing our efforts on the Indiana Posey Contract.

With the decline in oil and gas commodity prices, resource plays, such as coalbed methane prospects, can become uneconomical in low price environments particularly since all well, facility and flowline costs as well as  operating costs during the dewatering/desorption process must be incurred before revenues can be generated. Our discretionary capital expenditures, including costs related to our coalbed methane prospects, may be curtailed at our discretion in the future. Such expenditure curtailments could result in us losing certain prospect acreage or reducing our interest in future development projects.

(9)	ASSET RETIREMENT OBLIGATIONS

We recognize the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. A summary of our assets with required asset retirement obligations as of December 31, 2009 is as follows (in thousands):

	Asset Retirement
Asset Category	Obligation Liability	Estimated Life

Oil and gas producing properties	$4,648	1-18 years

Facilities and other property	1,545	3-25 years

	$6,193

The following table describes all changes to our asset retirement obligation liability during the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008

Asset retirement obligation at beginning of year	$5,472	$5,187

Additions during the year	60	45

Disposals during the year	(9)	(123)

Revisions of estimates	278	-

Accretion expense	392	363

Asset retirement obligation at end of year	$6,193	$5,472

During 2009, we revised our asset retirement obligation estimates mainly due to increases in the expected costs related to our wells and facilities. We had no revisions during 2008.

(10)	INCOME TAXES

The total provision for income taxes consists of the following:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Current Taxes:
Federal	$-	$260	$-
State	(40)	15	10
Foreign	-	-	-
Deferred:
Federal	-	-	-
State	-	-	20
Total	$(40)	$275	$30

The following is a reconciliation of the reported amount of income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income:

	Year Ended December 31,
	2009	2008	2007
		(in thousands)

Statutory tax expense (benefit)	$(1,037)	$(9,000)	$1,108
Increase (decrease) in valuation allowances related to:
Capital losses	-	1,763	-
Net operating losses	1,037	7,229	(1,111)
Alternative minimum tax	-	35	-
Other	-	8	3
FIN 48 accrual	-	225	-
State Tax	(40)	15	30
Total tax expense (benefit)	$(40)	$275	$30

At December 31, 2009, we had available for U.S. federal income tax reporting purposes, a net operating loss (NOL) carryforward for regular tax purposes of approximately $96 million which expires in varying amounts during the tax years 2010 through 2029, an alternative minimum tax NOL carryforward of approximately $80 million which expires in varying amounts during the tax years 2010 through 2029, and a statutory depletion carryforward of approximately $9 million which can be carried forward indefinitely to offset our future taxable income, subject to certain limitations imposed by the Internal Revenue Code.  Additionally, at December 31, 2009, we have a capital loss carryforward of approximately $91 million which will expire in 2010 and 2014. Current federal income tax law allows corporations to deduct capital losses only if they offset capital gains. In 2003, we underwent a change in ownership, within the meaning of Internal Revenue Code Section 382 that will significantly restrict our ability to utilize our domestic NOLs and capital losses.

In June 2009, we acquired a 19.5% interest in BWI and as a result, we consoldiated BWI in our consolidated financial statements per ASC 805, Business Combinations.  Pursuant to our investment in BWI, a deferred tax liability in the amount of $729 thousand was calculated by applying the domestic statutory tax rates to the difference between the book purchase price and the estimated tax basis.  Information and research regarding the tax basis of the assets at the date of the acquisition is not complete at this time and the deferred tax may be adjusted as more information becomes available.

The components of our income taxes were as follows for the years ended December 31, 2009 and 2008:

	2009	2008
	(in thousands)
Deferred tax assets:
Net operating losses (NOL) carryover	$32,633	$32,318
Depletion carryover	3,128	3,094
Deferred book liabilities	2,106	1,860
Book vs. tax basis in investments	23,855	24,235
Capital loss carryover	30,940	35,835
Property and equipment	-	1,272
Total gross deferred tax assets	92,662	98,614
Deferred tax liabilities:
Property and equipment	(1,049)	-
Net deferred tax assets	91,613	98,614
Less valuation allowances	(92,361)	(98,634)
Deferred tax liabilities, net of valuation allowance	$(748)	$(20)

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. The tax years 2005-2008 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.  The tax years 2005-2009 also remain open for examination purposes for the Texas Franchise tax.

In May 2006, the Governor of Texas signed into law a Texas margin tax (H.B. No. 3) which restructured the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component.  Specifically, we became subject to an entity level tax on the portion of our total revenue (as that term is defined in the legislation) that is generated in Texas beginning in our tax year ending December 31, 2007. Specifically, the Texas margin tax is imposed at a maximum effective rate of 0.7% of our total revenue that is apportioned to Texas.  We recorded a deferred tax liability in 2007 related to the Texas Margin Tax of $20 thousand. There have been no changes to the Texas Margin Tax in 2008 or 2009.

On August 6, 2008, we received a Revenue Agent’s Report in which the Internal Revenue Service (“IRS”) proposed an adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company recognized gain for ACE purposes on the sale of the Global PLC stock in 2005.  In its proposed adjustment, the IRS alleges that the Company owes approximately $3.6 million in tax for the year ended December 31, 2005. Penalties and interest calculated through December 31, 2009 in the amount of $2.1 million could also be assessed. In response to the proposed adjustment and corresponding tax assessment, the Company filed a written protest and request for conference on September 5, 2008 to address the proposed adjustment with the Appeals division of the IRS.  On October 29, 2008, we received an acknowledgement of receipt of our written protest and request for conference from the IRS Appeals Office. In April 2009, we filed our supplement to the written protest filed with the IRS. Based on correspondence received to date, the IRS Appeals Office is still considering the matter.

ASC 740, Income Taxes, prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  Based on the requirements of ASC 740, we have recorded an income tax contingency, including interest and penalties, as of December 31, 2009, of $225 thousand in our consolidated financial statements based, in part, on a preliminary indication of a probability-weighted fair value assessment of the Global stock. We intend to vigorously defend the proposed adjustment and strongly believe that the Company has meritorious defenses.

The following table illustrates changes in our gross unrecognized tax benefits (in thousands) for the years ending December 31, 2009 and 2008. We had no unrecognized tax benefits during 2007.

	2009	2008

Unrecognized tax benefits at January 1,	$225	$-

Increases for positions taken in current year	-	225

Decreases for positions taken in current year	-	-

Decreases for settlements with taxing authorities	-	-

Decreases for lapses in the applicable statute of limitations	-	-

Unrecognized tax benefits at December 31,	$225	$225

(11)	STOCKHOLDERS’ EQUITY

Common Stock – We have authorized 24 million shares of $.01 par common stock. At December 31, 2009 and 2008, we had 9,553,847 and 9,268,253 shares, respectively, issued and outstanding. Dividends may not be paid to holders of our common stock prior to the satisfaction of all dividend obligations related to our Series G1 and Series G2 Preferred stock.

Treasury Stock – In 2005, our Board of Directors authorized a stock repurchase program allowing us to buy back a total of 1.2 million shares of our common stock (adjusted for the 2007 reverse stock split).  During 2008, we repurchased 507 thousand shares of our common stock in the open market at a cost of approximately $4.4 million pursuant to our repurchase program. In 2008, we cancelled 500 thousand of these shares.  At December 31, 2008, we held 6,869 shares of treasury stock, and approximately 237 thousand shares remained available for repurchase under our repurchase program.

In January 2009, our Board of Directors authorized an amendment to the existing repurchase plan allowing us to repurchase an additional 1.0 million shares of our common stock.  During 2009, we repurchased approximately 708 thousand shares of our common stock. This included a repurchase of 500 thousand shares of our common stock for $1.3 million from a shareholder in a privately negotiated transaction pursuant to our repurchase program. During the year ended December 31, 2009, we retired approximately 715 thousand treasury shares. As of December 31, 2009 approximately 530 thousand shares remained available for repurchase under our repurchase program.

Series G1 Convertible Preferred Stock - Our Series G1 Convertible Preferred Stock (the “Series G1 Preferred”), which was issued in 2000, has a liquidation value of $100 per share, is non-voting, and is convertible at the holder’s option into our common stock at a conversion price of $280.00 per share.  At December 31, 2009 and 2008, there were 1,000 shares and 1,600 shares, respectively, of Series G1 Preferred issued and outstanding.

The Series G1 Preferred holders shall be entitled to receive dividends at an annual rate equal to $8.00 per share when, as and if declared by our Board of Directors. All dividends on the Series G1 Preferred are cumulative and payable semi-annually in arrears on June 30 and December 30. At our option, dividends may also be payable in our common stock valued at $280.00 per share. The Series G1 Preferred dividend and liquidation rights shall rank junior to all claims of creditors, but senior to our common stockholders and to any subsequent series of our preferred stock, unless otherwise provided, except for the Series G2 Preferred, which shall rank equal to the Series G1 Preferred.

Redemption of Series G1 Preferred – During 2009, we redeemed six hundred shares of our Series G1 Preferred with a liquidation value of $100 per share for $5 thousand in cash. In addition, we paid approximately $2 thousand in accrued dividends on these shares.

Series G2 Convertible Preferred Stock - Our Series G2 Preferred Stock (“Series G2 Preferred”), which was issued in 2000, has a liquidation value of $100 per share, is non-voting, and is convertible at the holder’s option into our common stock at a conversion price of $67.20 per share.  The Series G2 Preferred is also convertible by us into shares of our common stock if for any period of twenty consecutive calendar days the average of the closing prices of our common stock during such period shall have equaled or exceeded $84.00 per share.   At December 31, 2009 and 2008, there were 1,000 shares of Series G2 Preferred issued and outstanding.

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

Series M Preferred – Our Series M Preferred, which was issued in 2004, had a liquidation value of $100 per share, was non-voting and was convertible at the holders’ option into common stock at a conversion price of $13.44 per share which was later adjusted to $13.22. This conversion price was subject to continued adjustment in the event we subsequently issued shares of our common stock at a price lower than this conversion price or in response to certain transactions that are in effect equity restructuring transactions.   During 2009, we paid $260 thousand in preferred dividends, of which $124 thousand was paid in connection with the redemption of the 44,000 shares of Series M Preferred during 2009. During 2008, we paid $284 thousand in preferred dividends.

Change in the Conversion Price of the Series M Preferred – In June 2009 upon the issuance of our shares for our investment in BWI, the conversion price of the Series M Preferred decreased from $13.22 to $11.85 per share. The incremental intrinsic value of the change in the Series M Preferred conversion price of $76 thousand is reflected as a payment of preferred stock dividends in our consolidated statement of operations during the year ended December 31, 2009.

Redemption of Series M Preferred – During 2009, we redeemed all 44 thousand shares of our Series M Preferred with a liquidation value of $100 per share for $4.4 million in cash. In addition, we paid approximately $124 thousand in accrued dividends on these shares.

The number of common and preferred shares outstanding and shares held in treasury during 2009  and 2008 are as follows:

	Number of Shares
Description	Preferred G1	Preferred G2	Preferred M	Common	Treasury
Balance as of December 31, 2007	1,600	1,000	44,000	9,768,261	-
Issuances of preferred stock dividends	-	-	-	249	-
Treasury Stock repurchase	-	-	-	-	507,126
Treasury Stock cancellation	-	-	-	(500,257)	(500,257)
Balance as of December 31, 2008	1,600	1,000	44,000	9,268,253	6,869
Issuances of preferred stock dividends	-	-	-	157	-
Preferred stock redemption	(600)	-	(44,000)	-	-
Issuance of restricted shares for investment	-	-	-	1,000,000	-
Treasury Stock repurchase	-	-	-	-	707,694
Treasury Stock cancellation	-	-	-	(714,563)	(714,563)

Balance as of December 31, 2009	1,000	1,000	-	9,553,847	-

Noncontrolling Interest –In June 2009, we recorded $5.6 million attributable to noncontrolling interests in our consolidated balance sheet which represents the fair value of the other BWI unitholders’ 80.5% interest in the net assets of our investment in BWI. During year ended December 31, 2009, we recorded losses of $295 thousand related to the results of operations of BWI to noncontrolling interest which resulted in a noncontrolling interest of $5.3 million at December 31, 2009. Please see Note 2 –“Investment in BriteWater International, LLC.” for additional information of our investment in BWI.

Put/Call Option to Issue Common Shares – Pursuant to the terms of our investment in BWI and the related agreement, HKN and the other BWI unitholders have granted to one another put and call options with respect to 3,050 units of BWI in exchange for issuance of 725 thousand restricted shares of our common stock. These options are exercisable only if certain conditions are satisfied prior to June 2012.  None of these conditions have been met as of December 31, 2009.

At December 31, 2009, if our remaining convertible preferred stock was converted and the put/call option was exercised, we would be required to issue the following amounts of common stock:

		Shares of Common
		Stock Issuable at
Instrument	Conversion Price (a)	December 31, 2009

Series G1 Preferred	$280.00	357
BWI Put/Call Option		725,000
Series G2 Preferred	$67.20	1,488
Common Stock Potentially Issued Upon Conversion		726,845

(a) Certain conversion prices are subject to adjustment under certain circumstances.

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

In 2008, we amended the Rights Agreement. Under this amendment, the expiration of the Rights was extended ten years, from April 6, 2008 to April 6, 2018. We will generally be entitled to redeem the Rights in whole, but not in part, at $.01 per Right, subject to adjustment.  No Rights were exercisable under the Rights Agreement at December 31, 2009. The terms of the Rights generally may be amended by us without the approval of the holders of the Rights prior to the public announcement by us or an Acquiring Person that a person has become an Acquiring Person.

(12)	RELATED PARTY TRANSACTIONS

As described in Note 2 –“Investment in BriteWater International, LLC”, in June 2009, we entered into an Agreement in which we issued an aggregate of 1 million restricted shares of our common stock in exchange for 1,950 units of BWI, formerly referred to as UniPure. In June 2009, we entered into a Loan Agreement with BWI under which we may make secured loans to BWI up to a maximum amount of $2.5 million.  These loans are secured by all assets of BWI and are due and payable on or before June 30, 2012.  As of December 31, 2009, we have made approximately $1 million in aggregate secured loans to BWI.  Two of the BWI existing unitholders, Quadrant Management, Inc., (“Quadrant”) and UniPureEnergy Acquisition, Ltd. (“UEA”) are affiliates of the Quasha family.  Alan G. Quasha is the Chairman of the Board of Directors of HKN.  There were no related party transactions during 2008 and 2007.

(13)	DISCONTINUED OPERATIONS

In 2008, we created Canergy Growth Fund LLC (“Canergy Growth Fund”), a U.S. Virgin Islands non-registered investment fund, to invest in the Canadian junior oil and gas market, and Canergy Management, a U.S. Virgin Islands company, to manage the Canergy Growth Fund as well as other future possible Canadian investment opportunities.  Our investments in the Canergy Growth Fund and Canergy Management were variable interests. Therefore, we consolidated the assets, liabilities and results of operations for these two entities. With the dramatic decline in the U.S. and foreign stock markets, and in order to avoid future additional significant losses, late in 2008, Canergy Growth Fund divested of all of its common stock holdings in Canadian junior oil and gas companies. In addition, the third-party investor exercised their right to voluntarily withdraw from the Canergy Growth Fund and Canergy Management, and HKN became the sole participant in both the Canergy Growth Fund and Canergy Management. In the fourth quarter of 2009, management decided to discontinue the Canergy Growth Fund and Canergy Management.

As discontinued operations, the operations for Canergy Growth Fund and Canergy Management for all periods presented have been combined into a single line item, net of taxes. The following tables provide summarized income statement information related to Canergy Growth Fund’s and Canergy Mangement’s discontinued operations:

	Years Ended December 31,
	2009	2008	2007

Trading losses and other income from discontinued operations, net	$-	$(740)	$-

Loss from discontinued operations before income tax expense	-	(1,049)	-

Income tax expense	-	-	-

Loss from discontinued operations	$-	$(1,049)	$-

(14)	OTHER INFORMATION

 Quarterly Data -- (Unaudited) – The following tables summarize selected quarterly financial data for 2009 and 2008 expressed in thousands, except per share amounts:

	Quarter Ended				Total
	March 31	June 30	September 30	December 31	Year
2009
Revenues and other	$2,728	$3,394	$3,099	$3,147	$12,368
Net loss	(1,118)	(159)	(614)	(1,454)	(3,345)
Net loss attributed to common stock	(1,211)	(348)	(527)	(1,383)	(3,469)
Basic and diluted loss per common share	$(0.13)	$(0.04)	$(0.05)	$(0.15)	$(0.37)

2008 (1)
Revenues and other	$6,280	$7,073	$5,751	$1,159	$20,263
Net income (loss)	1,114	2,345	(3,265)	(27,148)	(26,954)
Net income (loss) attributed to common stock	1,053	2,256	(3,276)	(27,141)	(27,108)
Basic and diluted income (loss) per common share	$0.11	$0.23	$(0.34)	$(2.83)	$(2.83)

(1) In the fourth quarter 2009, we discontinued the Canergy Fund and Canergy Management segment which were created in June 2008. Therefore, the quarterly data was restated retroactively.

Significant Customers – In 2009, we had one domestic purchaser of our Gulf Coast production which represented approximately 61% of our consolidated revenues.  We do not feel that the loss of a significant purchaser would significantly impact our operations due to the availability of other potential purchasers for our oil and gas production.

Operating Segment Information – We engage primarily in oil and gas development and production activities in the onshore and offshore Gulf Coast regions of South Texas and Louisiana as well as coalbed methane exploration and development activities in Indiana and Ohio.  Our coalbed methane and oil and gas operations efforts in the United States are managed and evaluated by us as one operation. We operate primarily through traditional ownership of mineral interests in the various states in which we operate.

In the second quarter 2009, we created a new operating segment to reflect the consolidation of our investment in BWI. This entity holds the patents and equipment for OHSOL technology can be used to purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids and to reduce the environmental impact for disposition of residual fuels and waste materials. Please see Note 2 –“Investment in BriteWater International, LLC.” for further discussion.

Our accounting policies for each of our operating segments were the same as those for our consolidated financial statements. There were no intersegment sales or transfers for the periods presented.

See Note 16 – “Oil and Gas Disclosures” for geographic information regarding our long-lived assets.  Our financial information, expressed in thousands, for our operating segments is as follows for each of the three years in the period ended December 31, 2009:

	For the Year Ended December 31, 2009

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$10,185	$-	$-	$10,185
Interest and other income	2,209	-	(26)	2,183
Oil and gas operating expenses	8,591	-	-	8,591
General and administrative expenses	2,836	361	-	3,197
Provision for doubtful accounts	183	-	-	183
Depreciation, depletion, amortization and accretion	3,524	-	-	3,524
Other losses (gains)	33	26	(26)	33
Equity in losses of Spitfire	225	-	-	225
Income tax benefit	(40)	-	-	(40)
Segment loss from continuing operations	$(2,958)	$(387)	$-	$(3,345)
Capital Expenditures	$2,425	$127	$-	$2,552
Total Assets	$61,473	$9,094	$(2,352)	$68,215
Equity investment in Spitfire	$1,608	$-	$-	$1,608

	For the Year Ended December 31, 2008

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$22,206	$-	$-	$22,206
Trading losses	(4,344)	-	-	(4,344)
Interest and other income	2,401	-	-	2,401
Oil and gas operating expenses	10,801	-	-	10,801
General and administrative expenses	5,281	-	-	5,281
Provision for doubtful accounts	41	-	-	41
Depreciation, depletion, amortization and accretion	5,224	-	-	5,224
Other losses, net	121	-	-	121
Equity in earnings of Spitfire	(196)	-	-	(196)
Impairment of investment in Spitfire	4,618	-	-	4,618
Impairment of facilities	97	-	-	97
Full cost impairment	19,906	-	-	19,906
Income tax expense	275	-	-	275
Segment loss from continuing operations	$(25,905)	$-	$-	$(25,905)
Capital Expenditures	$6,896	$-	$-	$6,896
Total Assets	$68,773	$-	$-	$68,773
Equity investment in Spitfire	$1,820	$-	$-	$1,820

	For the Year Ended December 31, 2007

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$20,419	$-	$-	$20,419
Trading revenues	680	-	-	680
Interest and other income	3,199	-	-	3,199
Oil and gas operating expenses	8,648	-	-	8,648
General and administrative expenses	5,950	-	-	5,950
Provision for doubtful accounts	(106)	-	-	(106)
Depreciation, depletion, amortization and accretion	6,107	-	-	6,107
Other losses, net	390	-	-	390
Equity in losses of Spitfire	50	-	-	50
Income tax expense	30	-	-	30
Segment income from continuing operations	$3,229	$-	$-	$3,229
Capital Expenditures	$10,867	$-	$-	$10,867
Total Assets	$110,465	$-	$-	$110,465
Equity investment in Spitfire	$6,517	$-	$-	$6,517

(15)	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share include no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2009, 2008 and 2007 (in thousands).

	2009			2008			2007
	Net Loss Attributed to Common Stock	Weighted-Average Shares	Per Share Loss	Net Loss Attributed to Common Stock	Weighted-Average Shares	Per Share Loss	Net Income Attributed to Common Stock	Weighted-Average Shares	Per Share Income
Basic EPS:
Income (loss) from continuing ops
before cumulative effect	$(3,469)	9,270	$(0.37)	$(27,108)	9,588	$(2.83)	$2,965	9,799	$0.30
Effect of dilutive securities
Preferred stock and warrants (A)	-	-	-	-	-	-	-	-	-
Diluted earnings per share	$(3,469)	9,270	$(0.37)	$(27,108)	9,588	$(2.83)	$2,965	9,799	$0.30

(A)
Our Series G1, Series G2 and Series M Preferred and common stock warrants which were outstanding in the periods presented were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(16)	OIL AND GAS DISCLOSURES (unaudited)

Costs incurred in property acquisition, exploration and development activities, expressed in thousands:

	Year ended December 31,
	2009	2008	2007
Domestic costs incurred:
Acquisition of properties
Evaluated	$-	$-	$-
Unevaluated	-	-	-
Exploration	71	837	5,000
Development	2,017	4,442	5,734
Total domestic costs incurred	$2,088	$5,279	$10,734

Capitalized Costs Relating to Oil and Gas Producing Activities, expressed in thousands:

	As of December 31,
	2009	2008	2007
Capitalized costs:
Unevaluated properties	$5,099	$4,874	$7,768
Evaluated properties	200,197	197,534	187,817
Production facilities	1,004	1,023	1,152
Total capitalized costs	206,300	203,431	196,737
Less accumulated depreciation, amortization and full cost impairment	(171,243)	(168,227)	(143,760)
Net capitalized costs	$35,057	$35,204	$52,977

Results of Operations from Oil and Natural Gas Producing Activities

(thousands of dollars)
	Year Ended December 31,
	2009	2008	2007
Oil and natural gas revenues	$10,185	$22,206	$20,419
Less:
Oil and natural gas operating costs	8,591	10,801	8,648
Depreciation and amortization	2,936	4,593	5,481
Accretion expense	392	363	379
Income tax expense (benefit)	(40)	50	30
	11,879	15,807	14,538
Results of operations from oil and natural gas producing activities	$(1,694)	$6,399	$5,881

Oil and Gas Reserve Data -- (Unaudited) -- The following information is presented with regard to our proved oil and gas reserves.  The reserve values and cash flow amounts reflected in the following reserve disclosures are based on a simple average of the first day of the month price for the period of January 1, 2009 to December 1, 2009, in accordance with ASC 932, Oil and Gas Reserve Estimation and Disclosure and  the Securities and Exchange Commission’s Final Rule, Modernization of the Oil and Gas Reporting Requirements, which were adopted for the disclosures for the year December 31, 2009.

We were unable to obtain the reserve information necessary from our equity method investment in Spitfire since Spitfire’s most recent reserve report data is based on a calendar year end of March 31, 2009. After contacting Spitfire for updated reserve estimates as of December 31, 2009, they indicated these estimates are not available and would not be available to the public. In addition, their reserve report is not compiled in accordance with the SEC guidelines. Therefore, Spitfire has not been included in our Standardized Measure of Discounted Future Net Cash Flows relating to proved oil and gas reserves.

 “Standardized measure” relates to the estimated discounted future net cash flows, as adjusted for our asset retirement obligations, and major components of that calculation relating to proved reserves at the end of the year in the aggregate and by geographic area, based on average prices, costs, and statutory tax rates and using a 10% annual discount rate. Prices at December 31, 2009 were based on a simple average of the first day of the month price for the period of January 1, 2009 to December 1, 2009 of $61.18 per barrel and $3.87 per mmbtu, as adjusted by field for quality, transportation and regional price differentials.   Prices at December 31, 2008 were based on the NYMEX prices of $44.60 per barrel and $5.62 per mmbtu, as adjusted by field for quality, transportation and regional price differentials.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

Unaudited, in thousands
December 31, 2008:
Future cash inflows	$93,494
Production costs	(48,254)
Development costs	(17,103)
Future income taxes	-
Future net cash flows	28,137
10% discount factor	(4,877)
Standardized measure of discounted future net cash flows (1)	$23,260

December 31, 2009:
Future cash inflows	$110,189
Production costs	(55,121)
Development costs	(17,957)
Future income taxes	-
Future net cash flows	37,111
10% discount factor	(9,517)
Standardized measure of discounted future net cash flows (1)	$27,594

(1)	Cash flows associated with asset retirement obligations are included in the Standardized Measure of Discounted Future Net Cash Flows.

	(Unaudited)
	2009	2008	2007
	(in thousands)
Total
Standardized measure -- beginning of year	$23,260	$93,939	$50,879
Increase (decrease)
Sales, net of production costs	(3,906)	(11,405)	(11,889)
Net change in prices, net of production costs	6,866	(55,617)	36,902
Development costs incurred	(17)	(1,251)	(1,361)
Change in future development costs	(647)	2,579	2,420
Change in future income taxes	-	-	-
Revisions of quantity estimates	(1,688)	(21,614)	9,832
Accretion of discount	2,292	9,394	5,088
Changes in production rates, timing and other	(3,679)	(921)	(5,254)
Extensions and discoveries, net of future costs	4,898	8,156	8,976
Sales of reserves-in-place	-	-	(1,654)
Purchases of reserves-in-place	215	-	-
Standardized measure -- end of year	$27,594 (1)	$23,260 (1)	$93,939 (1)

(1)
Not included are our proportional interests of $4.1 million, $4.0 million and $4.2 million of the standardized measure of discounted future net cash flows related to the proved reserves from our equity investment in Spitfire at December 31, 2007, 2008 and 2009, respectively.  Spitfire’s reserve report information is as of March 31, 2007, 2008 and 2009 (their fiscal year-end) and is not compiled in accordance with the SEC guidelines.

(17)	COMMITMENTS AND CONTINGENCIES

Operating Leases -- We lease our corporate and other office space. Total office lease payments during 2009, 2008 and 2007 totaled $196 thousand, $144 thousand and $360 thousand, respectively, net of applicable sublease arrangements. Future minimum rental payments required under all leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2009 are as follows:

Year	Amount
2010	$189,000
2011	78,000
2012	--
2013	--
Thereafter	--
Total minimum payments required	$267,000

BriteWater Contingencies – Please See Note 2 – Investment in BriteWater International, LLC for further discussion on BWI contingencies.

IRS Examination - On August 6, 2008, we received a Revenue Agent’s Report in which the Internal Revenue Service (“IRS”) proposed an adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company recognized gain for ACE purposes on the sale of the Global PLC stock in 2005.  In its proposed adjustment, the IRS alleges that the Company owes approximately $3.6 million in tax for the year ended December 31, 2005. Penalties and interest calculated through December 31, 2009 in the amount of $2.1 million could also be assessed. In response to the proposed adjustment and corresponding tax assessment, the Company filed a written protest and request for conference on September 5, 2008 to address the proposed adjustment with the Appeals division of the IRS.  On October 29, 2008, we received an acknowledgement of receipt of our written protest and request for conference from the IRS Appeals Office. In April 2009, we filed our supplement to the written protest filed with the IRS.  Based on correspondence received to date, the IRS Appeals Office is still considering the matter.

ASC 740, Income Taxes prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  Based on the requirements of ASC 740, we have recorded an income tax contingency, including interest and penalties, as of December 31, 2009, of $225 thousand in our consolidated financial statements based, in part, on a preliminary indication of a probability-weighted fair value assessment of the Global stock. We intend to vigorously defend the proposed adjustment and strongly believe that the Company has meritorious defenses.

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

(18)	SUBSEQUENT EVENTS

We have evaluated events after the date of these financial statements, December 31, 2009 through February 18, 2010, the date that these financial statements were issued. There were no material subsequent events as of that date.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over the financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2009.  This evaluation was based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
HKN, Inc.

We have audited HKN, Inc's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). HKN’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, HKN, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HKN, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 18, 2010 expressed an unqualified opinion.

HEIN & ASSOCIATES LLP
Dallas, Texas
February 18, 2010

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding HKN’s directors and executive officers is set forth under “Proposal One: Election of Directors”, “Executive Officers of HKN” and “Section 16(a) Beneficial-Ownership Reporting Compliance” in HKN’s Proxy Statement, to be filed on or before April 30, 2010, which information is incorporated herein by reference.

Information regarding corporate governance is set forth under “Corporate Governance” in HKN’s Proxy Statement, to be filed on or before April 30, 2010, which information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding HKN’s compensation of its Chief Executive Officer, Chief Financial Officer and other named executive officers is set forth under “Executive Compensation” in HKN’s Proxy Statement, to be filed on or before April 30, 2010, which information is incorporated herein by reference. Information regarding HKN’s compensation of its directors is set forth under “Director Compensation” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under “Ownership of Common Stock” in HKN’s Proxy Statement, to be filed on or before April 30, 2010, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is set forth under “Certain Relationships and Related Transactions” in HKN’s Proxy Statement, to be filed on or before April 30, 2010, which information is incorporated herein by reference. Information regarding director independence is set forth under “Corporate Governance” in HKN’s Proxy Statement to be filed on or before April 30, 2010, which information is to be incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under “Independent Registered Public Accountants” in HKN’s Proxy Statement to be filed on or before April 30, 2010, which information is incorporated by reference herein from HKN’s Proxy Statement, which will be filed with the SEC on or before April 30, 2010.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       The following documents are filed as a part of this Annual Report:

(1)	Financial Statements included in Part II of this Annual Report:

Page
HKN, Inc. and Subsidiaries
-- Report of Independent Registered Public Accounting Firms	43
-- Consolidated Balance Sheets -- December 31, 2009 and 2008	44
-- Consolidated Statements of Operations for the three years ended
December 31, 2009	45
-- Consolidated Statements of Stockholders’ Equity for the three years ended
December 31, 2009	46
-- Consolidated Statements of Cash Flows for the three years ended
December 31, 2009	47
-- Notes to Consolidated Financial Statements	48

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

10.1	Exploration and Development Agreement – Indiana Posey (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K, dated March 22, 2005, File No. 001-10262, and incorporated herein by reference).

10.2	Exploration and Development Agreement – Ohio Cumberland (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K, dated March 29, 2005, File No. 001-10262, and incorporated herein by reference).

10.3	Form of Executive Retention Agreement (filed as Exhibit 10.1 to HKN’s Current Report on Form 8-K dated July 2, 2008, File No. 001-10262, and incorporated by reference herein)

*21	Subsidiaries of HKN, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm – Hein & Associates, LLP

*23.2	Consent of Collarini & Associates (Independent Reserve Engineers)

*23.3	Consent of Crest Engineering Services (Independent Reserve Engineers)

*24	Power of Attorney

*31.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (“S.O. Act”)

*31.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 302 of the S.O. Act

*32.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*32.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*99.1	Collarini Reserve Report Summary

*99.2	Crest Reserve Report Summary

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 18, 2010.

HKN, INC.

/s/ Anna M. Williams
By: Anna M. Williams, Senior Vice President – and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on February 18, 2010.

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