Form 10-K/A
period 2009-12-31
HKN, Inc.
filed 2010-04-14
CIK 313478

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

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.          ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
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

EXPLANATORY NOTE

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, HKN, Inc. hereby amends its Annual Report on Form 10-K for the year ended December 31, 2009 by adding the information required by Items 10, 11, 12 and 13 of Part III relating to Directors and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and Certain Relationships and Related Transactions, respectively.  In order to preserve the nature and character of the disclosures as originally filed, except as specifically discussed in this Amendment No. 1 to the Annual Report on Form 10-K/A, no attempt has been made to modify or update such disclosures for events which occurred subsequent to the original filing on February 18, 2010.  Accordingly, this Amendment No. 1 to the Annual Report on Form 10-K/A should be read in conjunction with HKN’s subsequent filings with the Securities and Exchange Commission (“SEC”).

ii

iii

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information concerning our directors and executive officers:

Name	Age	Position Held with HKN

Michael M. Ameen, Jr.	86	Director (1)
Dr. J. William Petty	67	Director (1)
Alan G. Quasha	60	Chairman of the Board (1)
H.A. Smith	73	Director (1)
Mikel D. Faulkner	60	Director (1), Chief Executive Officer and President
Anna M. Williams	39	Senior Vice President and Chief Financial Officer
Rodger L. Ehrlish	58	Treasurer
Richard O. Cottle	54	Vice President--Operations
Kris Hartmann	47	Vice President--Exploration

(1) Each Director serves a term of one year and until his successor is duly elected and qualified

Michael M. Ameen, Jr., Director since 1994 and Independent Consultant on Middle East Affairs since 1991.  From 1989 to 1999, Mr. Ameen served as a part time consultant to HKN with regard to Middle Eastern exploration projects.  Mr. Ameen has previously served as director of American Near East Refugee Aid; past director of Amideast; past director of Middle East Institute; past director of International College in Beirut, Lebanon; past vice president of government relations and director of Washington office of Aramco; past president of Mobil Middle East Development Corporation; and Member, Energy Intelligence Group International Advisory Board.

Dr. J. William Petty, Director since 2000 and Professor of Finance and the W.W. Caruth Chairholder of Entrepreneurship at Baylor University since 1990.  From December 1979 to 1990, Dr. Petty served as dean of the Business School at Abilene Christian University.  Dr. Petty also serves as the Executive Director of the Baylor Angel Network.  The Angel Network consists of high net worth alumni and friends of Baylor University who actively invest in early-stage high potential companies.

Alan G. Quasha, Director since 2003 and President of Quadrant Management, Inc., an investment management company, since 1988.  Mr. Quasha has served as Chairman of the Board of HKN since March 2003 and previously served as Chairman of the Board of HKN from June 1983 to February 1991.  Mr. Quasha has served as a director of Compagnie Financiére Richemont SA, a Swiss luxury goods company, since its formation in 1988, and American Express Funds, the mutual fund arm of American Express Company, from May 2002 to April 2004.  From April 1994 to April 1997 Mr. Quasha served as a governor of the American Stock Exchange.

H.A. Smith, Director since 1997 and Consultant to Smith International Inc., an oil field service company, since June 1991. Previously, Mr. Smith served as Vice President-Customer Relations for Smith International, Inc. Mr. Smith has served as a director of Brigham Exploration Company, an independent oil and gas exploration and production company, since 2002 and is currently a member of the Brigham Exploration Company Compensation Committee.  Mr. Smith also serves as a director of Stallion Oilfield Services Ltd. and is currently a member of their Compensation Committee.

Mikel D. Faulkner, Chief Executive Officer of HKN since 1982 and President of HKN since March 2003.  From 1991 to March 2003, Mr. Faulkner served as Chairman of the Board of HKN and, from 1982 to February 1993, Mr. Faulkner served as President of HKN.  Mr. Faulkner currently serves as Chairman of the Board of Directors of Global Energy Development plc, a position he has held since April 2002; HKN holds a 33.67% interest in Global Energy Development plc.  From August 2007 to July 2008, Mr. Faulkner has served on the board of directors and as a member of the compensation committee of Spitfire Energy, Ltd., a Canadian public company in which HKN holds a 25% interest.

Anna M. Williams, Senior Vice President and Chief Financial Officer of HKN since January 2008.  From March 2003 to January 2008 she served as Vice President—Finance and Chief Financial Officer of HKN.  From June 2001 to March 2003, Ms. Williams served as Executive Vice President—Finance and Chief Financial Officer.  From August 2007 to July 2008, Ms. Williams served on the Board of Directors of Spitfire Energy, Ltd., a Canadian public company.

Rodger L. Ehrlish has served as Treasurer of HKN since June 2003. Mr. Ehrlish previously served as Finance Director of Global from 2001 to 2003 and was Treasurer of HKN prior to 2001.

Richard O. Cottle has served as Vice President—Operations of HKN’s domestic subsidiaries since 2002.  In January 2008, Mr. Cottle was named as Vice President—Operations of HKN by HKN’s Board of Directors.

Kris Hartmann has served as a geologist for HKN’s domestic subsidiaries since 2002. In January 2008, Mr. Hartmann was named as Vice President—Exploration of HKN by HKN’s Board of Directors.

Audit Committee Financial Expert

The Audit Committee of our Board (the “Audit Committee”) is composed entirely of independent directors who meet the independence, experience and other qualification requirements of the NYSE Amex (“NYX”), the Securities and Exchange Act of 1934 and the rules and regulations of the SEC.  The Chairman of the Audit Committee, Dr. J. William Petty, has been determined by our Board of Directors to be an “audit committee financial expert” as defined by the NYX rules and the SEC rules and regulations, and “financially sophisticated” as required by the NYX listing standards.

Our Audit Committee’s responsibilities are specified in the Audit Committee Charter (the “Charter”) which is available on our website at www.hkninc.com.  As set forth in the Charter, the Audit Committee’s responsibilities include appointing, compensating, retaining and overseeing the work of the independent auditors for the Company (the “Auditors”), for the purpose of preparing or issuing an audit report or related work or performing other audit, review or attestation services for the Company.  Our management retains the primary responsibility for the Company’s financial reporting process, principles and internal controls as well as preparation of its financial statements.  Our Audit Committee has implemented procedures to ensure that during the course of each fiscal year they devote the attention that they deem necessary or appropriate to each of the matters assigned to the Audit Committee under its Charter.

The Audit Committee is responsible for oversight of the Company’s risks related to accounting matters, financial reporting, and legal and regulatory compliance.  To satisfy these overall responsibilities, the Committee separately meets regularly with the Company’s management and our independent auditors.  The Audit Committee also reviews the Company’s financial statements and proposed audit adjustments.

Code of Ethics

HKN has adopted a code of ethics that applies to all members of Board of Directors and employees of HKN, including the principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions.  HKN has posted a copy of the code on HKN’s website at the internet address: http://www.hkninc.com/corpgov.html.  Copies of the code of ethics may be obtained free of charge from HKN’s website at the above internet address.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires HKN’s directors and executive officers, and any persons who own more than ten percent of a registered class of HKN’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of HKN.  Directors, executive officers and greater than ten percent stockholders are required by SEC regulations to furnish HKN with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms and written representations from certain reporting persons, HKN believes that all filing requirements applicable to its directors and executive officers have been complied with during 2009.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

 Overview

The principal objective of our executive compensation program is to attract, motivate, retain and reward executives in a fiscally responsible manner.  To meet this objective, we use a combination of base salary and performance based cash bonuses.  Our compensation program is designed to reward each Executive based on his/her level of responsibility, his/her individual performance and to align executive performance with the enhancement of shareholder value.

Our executive compensation guidelines are developed and monitored by our Compensation Committee.  The Compensation Committee bears principal responsibility for determining appropriate compensation for our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers, (referred to as “named executive officers” or “NEO’s” in this Proxy Statement).  In fulfilling its role, our Compensation Committee is responsible for establishing guidelines to be used to measure our overall performance and that of each NEO and the corresponding adjustments to each NEO’s compensation levels.  From time to time, our Compensation Committee will meet with our Chief Executive Officer to discuss executive compensation matters with regard to the other NEO’s in general.  The Compensation Committee also meets without our Chief Executive Officer present and evaluates his performance compared with previously established financial and non-financial goals and guidelines.

Our compensation program elements allow us to meet our objectives by linking individual performance and company performance in determining a compensation package for each NEO that both rewards and motivates.

Overall Program Objectives

The principal objective of our executive compensation program is to attract, motivate, retain and reward executives in a fiscally responsible manner. To achieve this objective, we clearly communicate what is expected of executives with respect to performance goals.  Compensation is designed to align actual compensation with performance results, delivering more compensation to executives when we achieve performance objectives and increased value to shareholders, with an inverse relationship occurring when we achieve lower performance results.  Our Compensation Committee deliberates among its members to ensure guidelines and maximum performance goals are aggressive enough to warrant cash bonuses and adjustments to salary levels.

Achievement of our objectives is sought by providing the following primary executive compensation elements:

•	A base salary that represents cash compensation based on internal equity and external industry-based competitiveness;

•
A performance-based annual cash bonus that provides each NEO an opportunity to earn cash awards based upon the achievement of goals, performance targets and other guidelines during the course of a fiscal year;

•	Benefit programs provided to all employees during 2009, including health care benefits, dental, life, vision and 401K programs.

We strive to provide a compensation opportunity for each NEO that is competitive with similar companies in the oil and gas industry. In doing so, we consider competitive market compensation data, including the compensation practices of peers, as well as broader industry compensation survey data.

Our Compensation Committee also reviews each NEO’s skills, scope of responsibilities, performance and effectiveness in supporting our overall goals.

Our Compensation Committee is also tasked with evaluating the impact of compensation policies and practices for all employees on the Company’s overall risk management.  The Committee does not believe that its compensation policies and practices are reasonably likely to produce risks that would have a material adverse effect on the registrant.  In reaching its conclusion, the Committee noted particularly that none of its business units have compensation which is structured significantly differently then other units within the Company and none of its business units have compensation expense as a significant portion of such unit’s revenues.

Executive Compensation Elements

Base Salary

Purpose: The purpose of base salary is to reflect each executive’s job responsibilities, individual performance and competitive compensation levels.

Considerations: Our Compensation Committee reviews and determines, on an annual basis, the base salaries of each NEO.  Individual base salary levels are based upon years of experience and individual performance.  This amount is not generally at risk and may be adjusted annually based on merit and external market conditions.

Annual Incentive Bonus

Purpose: The purpose of the annual cash incentive bonus is to align executive performance with annual strategic goals while enhancing shareholder value. To accomplish this objective we provide incentives in the form of an annual cash bonus upon the attainment of certain performance goals set out at the beginning of each year under general guidelines developed by our Compensation Committee.

Considerations: At the beginning of each year, our Compensation Committee establishes certain guidelines that can include financial and other performance targets. Cash bonus awards are considered annually through a discussion and determination of our Compensation Committee and our Board of Directors on key measures that drive performance.  Our Board of Directors and management consider current performance, including strengths and performance gaps, to determine what areas need to be incented to achieve the strategic objectives for the year.

Equity and Long Term Compensation

We do not currently have in place any stock option or equity-based compensation plans.  In 2004, after our Board authorized us, we terminated all of our employee stock option plans; as of December 31, 2004, all of our previously issued and/or outstanding stock options had expired or been voluntarily cancelled.  Since that time, our Compensation Committee has determined not to use equity awards both in response to increasing criticism of such awards and because of the complications of financial accounting for such awards.

We do not currently have any long-term incentive, pension, nonqualified defined contribution, or other nonqualified deferred compensation plans.

Additional Benefits

Each NEO is entitled to participate in the broad-based benefit plans offered generally to all of our full-time employees (e.g., the 401(k) plan, health insurance and other employee benefits).  Such participation in these benefit plans exists on the same terms for all of our employees.

In addition, our Compensation Committee has elected to furnish Mikel Faulkner, our President and CEO, with a company car.  The responsibilities of Mr. Faulkner’s position require frequent business travel within the State of Texas and the use of this company car is primarily for such business travel.  The use of this company car is a cost saving measure to us, saving on airline travel, car rental and other transportation costs, while allowing Mr. Faulkner flexibility in the performance of the duties of his position.

Total Compensation

Each element of compensation is independently set for each NEO.  As a result, the allocation of each compensation component can vary by NEO.

Year-end 2009 Cash Bonus Awards and 2010 Compensation

In setting year-end 2009 cash bonuses and 2010 compensation levels, our Compensation Committee used internally developed guidelines, targeting certain performance goals.  The Committee also assessed the competitiveness of each NEO’s base salary.

2010 Compensation

Our Compensation Committee concluded that the base salary levels for each NEO should not be raised for 2010 due to the decreases in revenues and oil and gas commodity pricing during 2009.  The table below shows the 2010 base salary for each NEO:

Officer	2010 Salary

Mikel D. Faulkner	$365,000
Anna M. Williams	$205,000
Richard O. Cottle	$190,000
Rodger A. Ehrlish	$170,000
Kris Hartmann	$145,000

Year-end 2009 Cash Bonus Awards

The bonus determinations for the NEOs are based upon performance against financial performance targets and against functional performance measures.  The financial performance for 2009 was negatively impacted by economic conditions beyond the control of HKN or its executive officers.  Our Compensation Committee determined not to award year-end 2009 cash bonuses to our NEOs based on our financial performance for 2009.  Our Compensation Committee determined to further review the cash bonus awards and 2010 compensation of the NEOs in 2010.

Tax Considerations

We have structured our compensation program to comply with Internal Revenue Code Sections 162(m) and 409A. Under Section 162(m) of the Internal Revenue Code, a limitation was placed on tax deductions of any publicly held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income. The Company has no individuals with non-performance based compensation paid in excess of the Internal Revenue Code Section 162(m) tax deduction limit.

EXECUTIVE COMPENSATION

The 2009 Summary Compensation Table below sets forth certain information regarding NEO compensation during fiscal years 2009, 2008 and 2007.  Tables for plan-based and equity awards and deferred compensation payments are not presented because HKN does not provide for such forms of compensation.

2009 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option awards (2)	Non-Equity Incentive Plan Compensation (2)	Change to Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation	Total
Mikel D. Faulkner	2009	$365,000	$1,500	0	0	0	0	$50,365(3)	$416,865
President & CEO	2008	$365,000	$1,000	0	0	0	0	$43,576(3)	$409,576
	2007	$350,000	$126,000	0	0	0	0	$26,075(3)	$502,075
Anna M. Williams	2009	$205,000	$1,500	0	0	0	0	$99,939(4)	$306,439
Senior Vice President & CFO	2008	$205,000	$2,000	0	0	0	0	$51,304(4)	$258,304
	2007	$195,000	$76,000	0	0	0	0	$16,422(4)	$287,422
Richard O. Cottle	2009	$190,000	$1,500	0	0	0	0	$110,094(5)	$301,594
Vice President—Operations	2008	$190,000	$2,000	0	0	0	0	$58,009(5)	$250,009
	2007	$167,800	$53,000	0	0	0	0	$10,152(5)	$198,952
Rodger Ehrlish	2009	$170,000	$1,500	0	0	0	0	$78,354(6)	$249,854
Treasurer	2008	$170,000	$2,000	0	0	0	0	$53,243(6)	$225,243
	2007	$160,000	$58,500	0	0	0	0	$21,182(6)	$239,682
Kris Hartmann	2009	$145,000	$1,500	0	0	0	0	$68,302(7)	$214,802
Vice President—Exploration	2008	$145,000	$1,000	0	0	0	0	$40,658(7)	$186,658

(1)	The bonus amounts earned and paid in 2009 consist of a $1,500 Christmas bonus paid to each officer.

The bonus amounts earned and paid in 2008 include:  for Mikel Faulkner a $1,000 Christmas bonus award; for Anna Williams a $1,000 Christmas bonus award and a $1,000 special bonus award for her participation in a cost- saving project; for Rodger Ehrlish a $1,000 Christmas Bonus and a $1,000 special bonus award for his participation in a cost-saving project; for Richard Cottle a $1,000 Christmas bonus and a $1,000 special bonus award for his participation in a cost-saving project; and for Kris Hartmann a $1,000 Christmas bonus.

The bonus amounts earned in 2007 include: for Mikel Faulkner, a $125,000 bonus award for fiscal year 2007 (paid in 2008) and a $1,000 Christmas bonus for 2007; for Anna Williams a $75,000 bonus award for 2007 (paid in 2008) and a $1,000 Christmas bonus for 2007; for Rodger Ehrlish a $50,000 bonus award for 2007 (paid in 2008), a $1,000 Christmas bonus for 2007 and a $7,500 bonus award for 2007 (paid in 2007); and, for Richard Cottle a $32,000 bonus award for fiscal year 2007 (paid in 2008), a $20,000 relocation bonus and a $1,000 Christmas bonus for 2007.

(2)
HKN does not currently have in place any stock-option, equity-based, long-term incentive, pension, nonqualified defined contribution, or other nonqualified deferred compensation plans.  In 2004, after Board authorization, HKN’s employee stock option plans were terminated; as of December 31, 2004, all of HKN’s previously issued and/or outstanding stock options had expired or been voluntarily cancelled.

(3)
All other compensation for 2009 for Mikel D. Faulkner included the values of personal use of a company car, value of life insurance premiums paid by HKN, value of HKN’s employer contributions to employee’s 401(k), a fees and subscriptions allowance, and payment for unused Personal Time Off earned in 2008 but paid in 2009.

All other compensation for 2008 for Mikel D. Faulkner included the values of personal use of a company car, value of life insurance premiums paid by HKN, value of HKN’s employer contributions to employee’s 401(k), a fees and subscriptions allowance, and payment for unused Personal Time Off earned in 2007 but paid in 2008.

All other compensation for 2007 for Mikel D. Faulkner included the value of personal use of company car, value of life insurance premiums paid by HKN, and value of HKN’s employer contributions to employee’s 401(k).

(4)	All other compensation for 2009 for Anna M. Williams includes the value of HKN’s employer contributions to employee’s 401(k), payments under her former Executive Retention Agreement, a fees and subscriptions allowance, and payment for unused Personal Time Off earned in 2007 but paid in 2008.

All other compensation for 2008 for Anna M. Williams includes the value of life insurance premiums paid by HKN, the value of HKN’s employer contributions to employee’s 401(k), payments under her former Executive Retention Agreement, a fees and subscriptions allowance, and payment for unused Personal Time Off earned in 2007 but paid in 2008.

All other compensation for 2007 for Anna M. Williams includes the value of life insurance premiums paid by HKN and value of HKN’s employer contributions to employee’s 401(k).

(5)
All other compensation for 2009 for Richard Cottle includes the value of HKN’s employer contributions to employee’s 401(k), payments under his former Executive Retention Agreement, a fees and subscriptions allowance, and payment for unused Personal Time Off earned in 2008 but paid in 2009.

All other compensation for 2008 for Richard Cottle includes the value of life insurance premiums paid by HKN, payments under his former Executive Retention Agreement, the value of HKN’s employer contributions to employee’s 401(k), a fees and subscriptions allowance, and payment for unused Personal Time Off earned in 2007 but paid in 2008.

All other compensation for 2007 for Richard Cottle includes the value of life insurance premiums paid by HKN and the value of HKN’s employer contributions to employee’s 401(k).

(6)
All other compensation for 2009 for Rodger Ehrlish includes the value of HKN’s employer contributions to employee’s 401(k), payments under his former Executive Retention Agreement, a fees and subscriptions allowance, and payment for unused Personal Time Off earned in 2008 but paid in 2009.

All other compensation for 2008 for Rodger Ehrlish includes the value of life insurance premiums paid by HKN, the value of HKN’s employer contributions to employee’s 401(k), payments under his former Executive Retention Agreement, a fees and subscriptions allowance, and payment for unused Personal Time Off earned in 2007 but paid in 2008

All other compensation for 2007 for Rodger Ehrlish includes the value of life insurance premiums paid by HKN and value of HKN’s employer contributions to employee’s 401(k).

(7)
All other compensation for 2009 for Kris Hartmann includes the value of HKN’s employer contributions to employee’s 401(k), payments under his former Executive Retention Agreement, a fees and subscriptions allowance, and payment for unused Personal Time Off earned in 2008 but paid in 2009.

All other compensation for 2008 for Kris Hartmann includes the value of life insurance premiums paid by HKN, the value of HKN’s employer contributions to employee’s 401(k), payments under his former Executive Retention Agreement, a fees and subscriptions allowance, and payment for unused Personal Time Off earned in 2007 but paid in 2008.

CHANGE-IN-CONTROL ARRANGEMENTS

Effective July 1, 2008, HKN’s Compensation Committee authorized retention agreements with each of Anna M. Williams, Senior Vice President and Chief Financial Officer, Richard O. Cottle, Vice President-Operations, Rodger Ehrlish, Treasurer and Kris Hartmann, Vice President-Exploration.  The retention agreements provided for quarterly retention payments through December 31, 2009 and for the payment of additional severance compensation in the event of their involuntary termination of employment with HKN during the term of the Agreement.  The term of the retention agreements expired on December 31, 2009 and was not extended.

Name	Amount of Quarterly Retention Payments	Quarterly Retention Payments Paid During 2009	Payment Due Upon Involuntary Termination
Anna M. Williams	$20,000	$80,000	$150,000
Richard O. Cottle	$20,000	$80,000	$150,000
Kris Hartmann	$10,000	$40,000	$75,000
Rodger L. Ehrlish	$10,000	$40,000	$75,000

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2009, Dr. J. William Petty and Messrs. Ameen and Smith were members of HKN’s Compensation Committee and participated in all deliberations concerning executive compensation.  No executive officer of HKN served as a member of the Compensation Committee during 2009.  None of the named Executive Officers serves or has served as a member of the board of directors or compensation committee of any other entity which has one or more executive officers serving on HKN’s Board of Directors or Compensation Committee.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
J. William Petty	$75,000	-	-	-	-	-	$75,000

Michael M. Ameen, Jr.	$75,000	-	-	-	-	-	$75,000

Hobart A. Smith	$75,000	-	-	-	-	-	$75,000

Alan G. Quasha	-	-	-	-	-	-	-

Mikel D. Faulkner (See 2009 Summary Compensation Table)

Board members are paid an annual fixed per director fee of $75,000, with no per meeting fee and no additional fee for a committee chairman.

Director performance is a key influence factor in organizational performance. Just as alignment of HKN’s strategic objectives for management compensation are critical, so too is directors’ compensation.  To this end, directors’ compensation is assessed annually to monitor and adjust it, as appropriate, in order to ensure alignment with HKN’s strategic objectives.

The analysis and review of directors’ compensation is the responsibility of our Compensation Committee and our Board of Directors.  In undertaking this responsibility, our Compensation Committee may review compensation surveys of the oil and gas industry, and may also engage consultants who provide supplemental data considered in establishing the directors’ compensation.  The Compensation Committee also takes into consideration HKN’s financial results for the previous fiscal year, as compared with internal objectives and targets, the business climate during the year and the oil and gas industry in general.  After our Compensation Committee has reviewed the data, it formulates a recommendation for review by our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

OWNERSHIP OF COMMON STOCK

Security Ownership of Certain Beneficial Owners

As of April 14, 2010, HKN had 9,553,847 shares of Common Stock outstanding.  As of that date, the only persons known by HKN to beneficially own five percent (5%) or more of the outstanding shares of Common Stock were:

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Common Stock	Lyford Investment Enterprises Ltd. Insinger de Beaufort Tropic Isle Building Wickhams Cay 1 Road Town, Tortola, D8	3,170,272(1)	33.18%
_________________________
(1)	As reflected on stockholder’s Form 4 filed on October 24, 2008.

Security Ownership of Directors and Management

The following table sets forth information, as of April 14, 2010, regarding the number of shares of Common Stock beneficially owned by directors and executive officers that are named in the 2009 Summary Compensation Table below, and all of HKN’s directors and named executive officers as a group.  Each director and executive officer has sole voting and investment power with respect to the shares beneficially owned by him/her.

Name	Number of Shares Beneficially Owned		Percent of Class
Michael M. Ameen, Jr.	2,600		*
Mikel D. Faulkner	3,000		*
Dr. J. William Petty	3,248		*
Alan G. Quasha	0	(1)	*
H.A. Smith	1,349		*
Anna M. Williams	0		*
Rodger L. Ehrlish	2,116		*
Richard O. Cottle	0		*
Kris Hartmann	0		*
All directors and named executive officers as a group (10 persons)	12,313		*
_________________________
*	Less than 1%
(1)
Does not include 3,170,272 shares beneficially owned by Lyford Investments Enterprises Ltd. (“Lyford”).  Mr. Quasha is the son of Phyllis Quasha, who is the principal of Lyford, but Mr. Quasha disclaims any beneficial ownership of these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

DIRECTOR INDEPENDENCE

Dr. J. William Petty, Michael H. Ameen, Jr. and Hobart A. Smith have been determined by our Board of Directors to meet the requirements for independence under the listing standards of the NYSE Amex (“NYX”) and Securities and Exchange Commission (“SEC”) Rules, and “financially literate or sophisticated” as required by and in compliance with the listing standards of the NYX and the regulations of the SEC.  Our Board of Directors based its conclusions regarding the independence of these directors on (i) the fact that none of such persons is an executive officer or employee of the Company; and (ii) its opinion that none of such persons has a relationship which will interfere with the exercise of independent judgment in carrying out the responsibilities of such director. Our Board of Directors intends to analyze the independence issue annually to promote arms-length oversight.

As of April 14, 2010, our largest shareholder, Lyford, beneficially owned 33.18% of the combined voting power of our Common Stock.  Lyford is in a position to exercise significant influence over the election of our Board of Directors and other matters.

RELATED PARTY TRANSACTIONS

During 2009 to the time this 10-K/A was filed, there was one related party transaction.  There are currently no proposed transactions with related parties.

During June 2009, we entered into an Agreement under which we issued an aggregate of 1 million restricted shares of our common stock in exchange for 1,950 units (constituting 19.5% of the outstanding equity interests) of BriteWater International, LLC (“BWI”), formerly known as UniPureEnergy Acquisition Co., LLC. Under this Agreement, we also issued a put option and received a call option to exchange an additional 725,000 shares of HKN common stock for 3,050 units (or approximately 30.5% of the total units) of BWI.  These options are only exercisable upon the satisfaction of certain conditions prior to June 30, 2012.

At this time we also entered into a Loan Agreement with BWI under which we may make secured loans to BWI up to a maximum amount of $2.5 million.  These loans are secured by all assets of BWI and are due and payable on or before June 30, 2012.  As of April 14, 2010, we have made approximately $1.2 million in aggregate secured loans to BWI, bearing interest at 8% per annum. Two of BWI’s principal existing unitholders, Quadrant Management, Inc., (“Quadrant”) and UniPureEnergy Acquisition, Ltd. (“UEA”) are affiliates of the Quasha family.  Alan G. Quasha is the Chairman of the Board of Directors of HKN.

The Audit Committee Charter authorizes our Audit Committee to review and approve all related party transactions in the absence of a separate committee being established by our Board for that purpose.  The Audit Committee and a Special Committee composed of Messrs. Ameen, Smith and Petty both reviewed and approved this transaction prior to our investment in and loan to BWI. Other than as addressed in the Audit Committee Charter, we do not employ specific written procedures for the review, approval or ratification of related party transactions involving our directors, officers and employees or their family members, but we consider such transactions on a case-by-case basis.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Hein & Associates LLP served as HKN’s independent registered public accounting firm for the years ended December 31, 2009 and 2008, and has been selected as the independent registered public accounting firm for 2010.

The following table sets forth information concerning the fees billed by HKN’s independent registered public accountants during the last two fiscal years.

	2009	2008
	Hein	Hein
Audit Fees	$211,080	$275,843
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
___________________________

Audit Fees include fees billed for the audit of the consolidated financial statements and quarterly reviews of unaudited financial statements.  The Audit Fees billed by Hein for 2009 and 2008 also include fees for the internal control audit included in the Form 10-K for the years ended December 31, 2009 and 2008.

The Audit Committee, or a designated member thereof, pre-approves audit and non-audit services rendered by its independent registered public accounting firm to HKN and its subsidiaries. If pre-approval authority is delegated, the delegate must report back to the Audit Committee at the first Audit Committee meeting following any approval.  For fiscal 2009, 100% of all audit and non-audit services were pre-approved by the Audit Committee, which concluded that the provision of such services by HKN’s independent registered public accounting firm was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.  All persons involved in the services performed by Hein during 2009 were permanent, full-time employees of Hein.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibit	Description
*31.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (“S.O. Act”)

*31.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 302 of the S.O. Act

*32.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*32.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2010.

HKN, INC.

/s/ Anna M. Williams
By: Anna M. Williams, Senior Vice President -
and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on April 14, 2010.

Signature	Title

/s/ Anna M. Williams	Senior Vice President and Chief Financial Officer
Anna M. Williams	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mikel D. Faulkner	Director, Chief Executive Officer and President
Mikel D. Faulkner	(Principal Executive Officer)