Form 10-Q
period 2010-03-31
HKN, Inc.
filed 2010-05-06
CIK 313478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

  Large accelerated filer   ☐                                                                                                           Accelerated filer  ☐
  Non-accelerated filer      ☐ (Do not check if a smaller reporting company)                        Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No ✓  

The number of shares of Common Stock, par value $0.01 per share, outstanding as of May 1, 2010 was 9,553,847.

HKN, INC.
INDEX TO QUARTERLY REPORT
March 31, 2010

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Consolidated Condensed Balance Sheets	4

	Consolidated Condensed Statements of Operations	5

	Consolidated Condensed Statements of Cash Flows	6

	Notes to Consolidated Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	20

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 6.	Exhibits	36

SIGNATURES		38

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HKN, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except for share amounts)

Assets	March 31,	December 31,
	2010	2009
	(unaudited)
Current Assets:
Cash and cash equivalents	$7,131	$7,030
Accounts receivable, net	3,011	1,969
Prepaid expenses and other current assets	293	433
Total Current Assets	10,435	9,432

Property and equipment, net	42,609	42,178

Intangible assets	1,946	1,946
Investment in Global	18,017	12,637
Equity investment in Spitfire	1,525	1,608
Other assets, net	407	414
	$74,939	$68,215

Liabilities and Stockholders' Equity

Current Liabilities:
Trade payables	$774	$498
Accrued liabilities and other	2,497	2,153
Income tax contingency	225	225
Revenues and royalties payable	652	567
Total Current Liabilities	4,148	3,443

Asset Retirement Obligation	6,482	6,193
Deferred Income Taxes	748	748
Preferred Stock Dividends Payable	4	-
Total Liabilities	11,382	10,384

Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $100 thousand liquidation value
700,000 shares authorized; 1,000 shares outstanding	1	1
Series G2 Preferred Stock, $1.00 par value; $100 thousand liquidation value
100,000 shares authorized; 1,000 shares outstanding	1	1
Common stock, $0.01 par value; 24,000,000 shares authorized;
9,553,847 shares issued	96	96
Additional paid-in capital	437,875	437,877
Accumulated deficit	(388,143)	(388,644)
Accumulated other comprehensive income	8,609	3,213
Total HKN, Inc. Stockholders' Equity	58,439	52,544
Noncontrolling interest	5,118	5,287
Total Stockholders’ Equity	63,557	57,831
	$74,939	$68,215

The accompanying Notes to Consolidated Condensed Financial Statements are
an integral part of these Statements.

HKN, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except for share and per share amounts)

	Three Months Ended March 31,
	2010	2009

Revenues and other:
Oil and gas operations	$2,835	$2,020
Fees, interest and other income	447	708
Total revenue	3,282	2,728
Costs and Expenses:
Oil and gas operating expenses	1,333	1,824
General and administrative expenses	796	551
Provision (benefit) for doubtful accounts	(20)	274
Depreciation, depletion, amortization and accretion	779	1,100
Equity in losses of Spitfire	20	90
Other losses	42	47
Total costs and expenses	2,950	3,886
Income (loss) before income taxes	$332	$(1,158)
Income tax expense (benefit)	-	(40)
Net income (loss)	$332	$(1,118)
Net loss attributable to noncontrolling interest	170	-
Net income (loss) attributable to HKN, Inc.	502	(1,118)
Dividends related to preferred stock	(4)	(93)
Net income (loss) attributed to common stock	$498	$(1,211)
Basic and diluted net income (loss) per common share:
Net income (loss) per common share	$0.05	$(0.13)
Weighted average common shares outstanding	9,553,847	9,116,134

The accompanying Notes to Consolidated Condensed Financial Statements are
an integral part of these Statements.

HKN, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$332	$(1,118)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion, amortization and accretion	779	1,100
Equity in losses of Spitfire	20	90
Realized gain from sale of Spitfire shares	(9)	-
Change in operating assets and liabilities:
Decrease (increase) in prepaid assets and other	(32)	237
Decrease (increase) in accounts receivable and other	(1,042)	2,079
Decrease in marketable securities	-	4,999
Increase (decrease) in trade payables and other	464	(763)
Net cash provided by operating activities	512	6,624

Cash flows from investing activities:
Capital expenditures	(501)	(830)
Proceeds from sale of Spitfire common shares	90	-
Net cash used in investing activities	(411)	(830)

Cash flows from financing activities:
Purchases of treasury shares	-	(1,300)
Net cash used in financing activities	-	(1,300)

Net increase in cash and temporary investments	101	4,494
Cash and cash equivalents at beginning of period	7,030	5,722
Cash and cash equivalents at end of period	$7,131	$10,216

The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these Statements.

HKN, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2010 and 2009
(Unaudited)

(1)	BASIS OF PRESENTATION

Our accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to prevent the information presented from being misleading. In our opinion, these financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2010 and December 31, 2009 and the results of our operations and changes in our cash flows for the three months presented as of March 31, 2010 and 2009. The December 31, 2009 consolidated condensed balance sheet information is derived from audited financial statements. All adjustments represent normal recurring items. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. Certain prior year amounts have been reclassified to conform to the 2010 presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation – The consolidated condensed financial statements include the accounts of all companies that we, through our direct or indirect ownership or shareholding, were provided the ability to control their operating policies and procedures.  All significant intercompany balances and transactions have been eliminated.

Consolidation of Variable Interest Entities – Our investment in BriteWater International, LLC (“BWI”), is considered to be a variable interest, as defined in ASC 810-10, Consolidation. ASC 810-10-25 requires the primary beneficiary of a variable interest entity’s (“VIE”) activities to consolidate the VIE. ASC 810-10-15 defines a VIE as an entity in which the equity investors do not have substantive voting rights and there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We determined that our investment in BWI meets the requirements of ASC 810-10, and we are the primary beneficiary, as defined. Accordingly, we began consolidating the assets and liabilities of BWI as of June 30, 2009 (the investment date).  The results of operations for the three months ended March 31, 2010 are consolidated in our results of operations. Please see Note 2 – “Investment in BriteWater International, LLC” for additional information. The following table summarizes the balance sheets for BWI as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
(in thousands)	2010	2009

Assets:

Cash and cash equivalents	$11	$121
Property and Equipment	7,031	7,027
Intangible assets	1,946	1,946
Other assets, net	1	-
Total Assets	$8,989	$9,094

Liabilities and Stockholders' Equity:

Accounts payable	$11	$9
Accrued liabilities	834	810
Long-term note payable	1,100	1,000
Deferred income taxes	728	728
Total Liabilities	2,673	2,547
Stockholders' Equity	6,316	6,547
Total Liabilities and Stockholders' Equity	$8,989	$9,094

As of March 31, 2010, we owned less than a majority of the common shares of Global and did not possess the legal power to direct the operating policies and procedures of Global. In addition, we have concluded that Global was not a VIE at March 31, 2010 as contemplated by ASC 810-10.

Comprehensive Income (Loss) – Comprehensive income (loss) includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Our total comprehensive income (loss) for the period is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009

Net income (loss) attributable to HKN	$502	$(1,118)

Foreign currency translation adjustment on investment	(1,129)	(279)

Unrealized gain (loss) on investments	6,527	(4,232)

Total comprehensive income (loss)	$5,900	$(5,629)

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

Translation of Non-U.S. Currency Amounts - Assets and liabilities of our equity investment in Spitfire Energy, whose functional currency is the Canadian dollar, are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Revenue and expense items are translated using average exchange rates prevailing during the periods. Our investment in Global is also subject to foreign currency exchange rate risk as our ownership of Global’s ordinary shares are denominated in British sterling pounds. Translation adjustments are included in other comprehensive income until the investment is sold.

Sales of Oil and Gas Properties - We account for sales of oil and gas properties as adjustments of capitalized costs to the full cost pool, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the full cost pool. In March 2010, we sold our interests in a non-strategic natural gas property at auction, effective April 1, 2010, for net cash proceeds of approximately $72 thousand. There will be no gain or loss  recognized from the sale.

Intangible Assets – We assess the recoverability of our intangible assets at least annually or whenever events or changes in circumstances indicate the carrying amount of the intangible assets may not be fully recoverable. Recoverability is measured by a comparison of the carrying value of the intangible asset over its fair value. Any excess of the carrying value of the intangible asset over its fair value is recognized as an impairment loss. The estimated fair value is determined based on a discounted cash flow model. At December 31, 2009 and March 31, 2010, our intangible assets consisted of patents acquired in connection with our investment in BWI. The fair value of these patents was estimated based on the historical cost of the patents, and the final valuation is pending a third party valuation to be completed during the second quarter 2010. Impairment losses are recorded in other operating expenses. No impairment was recognized as of March 31, 2010.

Severance Taxes – The states in which our oil and natural gas properties are located charge a severance, or production, tax for the oil and natural gas that is produced by our wells.  We report these costs as a component of our operating expenses within our income statement. During late 2009, we applied for and were granted a severance tax exemption on five of our Main Pass wells which qualified for the State of Louisiana’s inactive well exemption.  This exemption grants a five year tax exemption on wells which are placed back on production after being off production for a period of two or more years. Under this exemption, we filed amended severance tax reports for a net refund of approximately $567 thousand, net to Xplor’s interest, related to severance taxes which we had previously paid.  We received notification that our refund was granted during the first quarter of 2010 and have accordingly accrued a severance tax receivable and a reduction to our operating expenses of the same amount in our financial statements at March 31, 2010.

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

Recent Accounting Pronouncements – In June 2009, the FASB issued an amendment to ASC 810-10, Consolidation. As a result, in December 2009, the FASB issued ASC 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This guidance amends ASC 810-10-15 to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and requires additional disclosures about an enterprise’s involvement in VIEs. This guidance is effective as of the beginning of the reporting entity’s first annual reporting period that begins after November 15, 2009 and earlier adoption is not permitted. Our adoption of ASC 2009-17 on January 1, 2010 did not have a material impact on our consolidated condensed financial statements.

In January 2010, the FASB issued ASC 2010-06, Improving Disclosures about Fair Value Measurements (ASC 820-10). These new disclosures require entities to separately disclose amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, in the reconciliation for fair value measurements for Level 3, entities should present separate information about purchases, sales, issuances, and settlements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlement in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Our adoption of the disclosures, excluding the Level 3 activity disclosures, did not have a material impact on our notes to the consolidated condensed financial statements. See Note 6 – Fair Value Measurements for additional information. We are still evaluating the impact of the Level 3 disclosure requirements on our notes to the consolidated condensed financial statements.

In February 2010, the FASB issued ASC 2010-09, Amendments to Certain Recognition and Disclosure Requirements, related to subsequent events under ASC 855, Subsequent Events. This guidance  states that if an entity is an SEC filer, it is required to evaluate subsequent events through the date that the financial statements are issued. In addition, an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. We adopted this guidance as of February 2010 and have included the required disclosures in our consolidated condensed financial statements. See Note 14 – Subsequent Events for additional information.

(2)	INVESTMENT IN BRITEWATER INTERNATIONAL, LLC.

In June 2009, we acquired an interest in a privately-held company, BWI, with a patented oilfield emulsion breaking “OHSOL” technology by entering into a Securities Exchange Agreement (the “Agreement”) pursuant to which we issued an aggregate of 1 million restricted shares of our common stock in exchange for 1,950 units of BWI, which constitutes 19.5% of BWI’s outstanding membership units. The shares are deemed to be restricted because they were not issued in a transaction registered under the Securities Act of 1933 and are therefore not freely transferable. Pursuant to the terms of our investment, HKN and the other BWI unitholders granted to one another put and call options with respect to an additional 3,050 units of BWI in exchange for an additional issuance of 725 thousand restricted shares of our common stock.  These options are exercisable only if the following conditions are satisfied prior to June 2012:

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

As of March 31, 2010, BWI has incurred net losses for three consecutive quarterly periods since the date of our investment.  If BWI incurs an additional net loss for the quarter ended June 30, 2010, the BWI unitholders will have the ability to exercise the Put Option on June 30, 2010, and HKN would be required to issue 725 thousand shares of our restricted common stock in exchange for an additional 3,050 units (30.5%) of BWI.

In June 2009, we entered into a Loan Agreement with BWI under which we may make secured loans to BWI up to a maximum amount of $2.5 million.  These loans are secured by all assets of BWI, which are valued at approximately $9 million at March 31, 2010 and are due and payable on or before June 30, 2012. As of March 31, 2010, we have made approximately $1.1 million in aggregate secured loans to BWI, which is primarily used to finance the operating activities of BWI. The Loan Agreement earns interest at 8.0% per annum. Accrued and unpaid interest on the outstanding principal amount of the Loan shall be due and payable on the last day of each calendar quarter. BWI shall repay the entire unpaid principal amount of the loan, together with all accrued and unpaid interest, on or before June 30, 2012.

The assets, liabilities and non-controlling interest associated with our investment in BWI were consolidated into our financial statements per ASC 810-10, Consolidation, using the acquisition method of accounting in accordance with ASC 805, Business Combinations.  See Note 1 – “Basis of Presentation” for further explanation for consolidating our investment in BWI.

Valuation of Investment in BWI –The fair value of the total consideration paid in 2009 for our investment which included 1.0 million restricted shares of common stock issued along with the put/call option to issue 725 thousand restricted shares of our common stock was measured using a third-party Fair Market Value Restricted Stock Study, which valued the aggregate restricted shares at the investment date at $2.01 per share. Under the ASC 820, Fair Value Measurements and Disclosures, we consider this valuation method for our restricted stock to be a Level 2 classification. See Note 6 – “Fair Value Measurements” for further discussion of Level 2 valuation definitions. This valuation considered several factors, including the closing market price of our common stock at the acquisition date of $2.55 per share and the diminished marketability caused by the restrictive nature of the shares issued. We applied the discounted value of $2.01 per share to the total of the 1.0 million restricted shares transferred and the potential 725 thousand restricted shares to be issued upon the exercise of the put or call options in order to calculate the fair value of our interest in the net assets acquired.

The following table is the preliminary calculation of the consideration paid for our initial 19.5% ownership in the BWI investment, the allocation to assets and liabilities assumed and the fair value of the noncontrolling interest in BWI as of the investment date. This purchase price allocation as of March 31, 2010 is subject to adjustment, pending the final valuation of the fair value of certain assets acquired and liabilities assumed.

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

The intangible assets consist of patents related to the OHSOL process. The fair value of the acquired patents of $1.9 million was estimated based on the historical cost of the patents; the final valuation is pending a third party valuation to be completed in the second quarter 2010.  Unless renewed, the patents will expire during the next 6-12 years. The fair value of the OHSOL plant equipment of $6.9 million was estimated as the replacement cost of the equipment. The valuation of the equipment is also pending a third party valuation to be completed in second quarter 2010.  We consider these valuations for our patents and equipment to be Level 3 classifications. See Note 6 – “Fair Value Measurements” for further discussion of Level 3 valuation definitions. The contingent liability of $800 thousand may be payable to a vendor upon the conclusion of certain testing events of the OHSOL plant equipment. This contingent liability is included in other accrued liabilities within the consolidated condensed balance sheet.

A deferred tax liability in the amount of $729 thousand was calculated by applying the domestic statutory tax rates to the difference between the book purchase price and the estimated tax basis.  Information and research regarding the tax basis of the assets at the date of the acquisition is not complete at this time and the deferred tax may be adjusted as more information becomes available.

BWI Results of Operations – For the three months ended March 31, 2010, we recognized losses of $232 thousand related to our investment in BWI in our consolidated condensed statement of operations, of which $170 thousand was related to noncontrolling interests. We do not consider BWI’s pre-acquisition activity to significantly impact our proforma results of operations.

(3)	INVESTMENT IN GLOBAL

Investment in Global – Our non-current available-for-sale investment consists of our ownership of approximately 34% of Global’s outstanding ordinary shares.  At March 31, 2010 and December 31, 2009, our investment in Global was equal to the market value of our 11.9 million shares of Global’s ordinary shares as follows (in thousands, except for the share amounts):

	March 31, 2010	December 30, 2009

Shares of Global Stock held by HKN	11,893,463	11,893,463

Closing price of Global Stock	£1.00	£0.66

Foreign Currency Exchange Rate	1.5148	1.62212

Market Value of Investment in Global	$18,017	$12,637

The foreign currency translation adjustment of approximately $1.1 million and the unrealized gain on investment of $6.5 million for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the three months ended March 31, 2010.

(4)	EQUITY INVESTMENT IN SPITFIRE ENERGY

At March 31, 2010 and December 31, 2009, we held an investment in Spitfire Energy, Ltd. (“Spitfire”) through our ownership of approximately 24% and 25%, respectively, of Spitfire’s outstanding common shares at those dates. Spitfire is an independent public company (TSX-V; SEL) engaged in the exploration, development and production of crude oil, natural gas and natural gas liquids in Western Canada.  We reflect our investment in Spitfire as an equity method investment. Due to timing differences in our filing requirements and the lack of availability of financial information for the current quarterly period, we record our share of Spitfire’s financial activity on a three-month lag.

In accordance with the equity method of accounting, our investment was initially recorded at cost and adjusted to reflect our share of changes in Spitfire’s capital.  It has been subsequently adjusted to recognize our share of their earnings as they occur, rather than as dividends or other distributions are received.  Our share of their earnings also includes any other-than-temporary declines in fair value recognized during the period. Changes in our proportionate share of the underlying equity of Spitfire which result from their issuance of additional equity securities are recognized in our share of their earnings in our results of operations.

Our investment in Spitfire is reported in our consolidated condensed balance sheet at its adjusted carrying value as a non-current asset, and our earnings are reported net of tax as a single line on our consolidated condensed statement of operations. During the three months ended March 31, 2010, we sold approximately 472 thousand shares of Spitfire common shares for $90 thousand using the average cost method. We recognized a foreign currency gain of $5 thousand in other comprehensive income and a realized gain on sale of assets of $9 thousand in other income in our consolidated condensed statement of operations. At March 31, 2010 and December 31, 2009, our carrying values of this investment were $1.5 million and $1.6 million, respectively.

(5)	DERIVATIVE INSTRUMENTS

From time to time, we enter into certain commodity derivative instruments which are effective in mitigating commodity price risk associated with a portion of our future monthly natural gas and crude oil production and related cash flows. Our oil and gas operating revenues and cash flows are impacted by changes in commodity product prices, which are volatile and cannot be accurately predicted. Our objective for holding these commodity derivatives is to protect the operating revenues and cash flows related to a portion of our future crude oil sales from the risk of significant declines in commodity prices. We have not designated any of our commodity derivatives as hedges under ASC 815.

Our purchased commodity derivatives are recorded at their estimated fair values within other current assets in the accompanying consolidated condensed balance sheets. Estimated fair values of our purchased commodity derivatives were as follows (in thousands):

					Fair Value
Commodity	Type	Volume/Day	Duration	Price	March 31, 2010	December 31, 2009
Crude Oil	Floor	5,000 bbls	Jan 10 - June 10	$60.00	$-	$15
Crude Oil	Floor	5,000 bbls	July 10 - Dec 10	$60.00	18	-
					$18	$15

We have recorded net losses related to our crude oil commodity derivatives for the three months ended March 31, 2010 of $42 thousand in other losses in our consolidated condensed statement of operations.

Spitfire Warrants - In association with our investment in Spitfire, we also hold 1.3 million warrants to acquire common shares of Spitfire.  We account for these warrants as derivatives in accordance with ASC 815. The expiration date of the warrants is August 1, 2010. We did not assign any value to these warrants at both March 31, 2010 and December 31, 2009. For the three months 2009, we have included unrealized losses of $12 thousand within other losses in our consolidated condensed statement of operations. We had no activity related to these warrants for the three months March 31, 2010.

Unrealized losses related to our derivative instruments are included in the consolidated condensed statement of operations for the three months ended March 31, 2010 and 2009 as follows (in thousands):

Derivatives	Location of Loss Recognized in Income on Derivatives	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Spitfire warrants	Other losses	$-	$12

Commodity contracts	Other losses	42	-

Series M Preferred conversion feature	Other losses	-	36
		$42	$48

(6)	FAIR VALUE MEASUREMENTS

We apply ASC 820, Fair Value Measurements and Disclosures, to nonrecurring, nonfinancial assets and liabilities.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability.  Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The valuation hierarchy contains three levels:

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

We used the following fair value measurements for certain of our assets and liabilities during the three months ended March 31, 2010:

Level 1 Classification:

Investment in Global – Global’s ordinary shares are publicly traded on the Alternative Investment Market (“AIM”) of the London Stock Exchange with quoted prices in active markets. Accordingly, the fair value measurements of these securities have been classified as Level 1.

Commodity contracts –Our purchased commodity derivatives have quoted prices in active markets. Accordingly, the fair value measurements of these securities have been classified as Level 1. Please see Note 5 – Derivative Instruments for additional information.

Level 2 Classification:

Valuation of Our Restricted Stock Utilized as Consideration for our Investment in BWI – Our BWI purchase price allocation utilized fair values under ASC 805, Business Combinations, on a nonrecurring basis.  Please see Note 2 – “Investment in BriteWater International, LLC.” for further discussion on the valuation of this investment.

The following table presents recurring financial assets and liabilities which are carried at fair value as of March 31, 2010 (in thousands):

	Level 1	Level 2	Level 3

Investment in Global (cost method)	$18,017	$-	$-

Commodity contracts	18	-	-

Total assets at fair value	$18,035	$-	$-

The table above does not include our equity investment in Spitfire because we are deemed to have a significant influence and, as such, is not accounted for at fair value under ASC 820, Fair Value Measurements and Disclosures, at March 31, 2010.

(7)	PROPERTY AND EQUIPMENT

A summary of property and equipment follows (in thousands):

	March 31,	December 31,
	2010	2009
Unevaluated properties:

Unevaluated coalbed methane prospects	$5,132	$5,099

Evaluated oil and gas properties	201,253	200,197

OHSOL equipment	7,029	7,027

Facilities and other property	1,643	1,633

Less accumulated depreciation, depletion, and amortization	(172,448)	(171,778)

	$42,609	$42,178

(8)	ASSET RETIREMENT OBLIGATION

We recognize the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. A summary of our asset retirement obligations as of March 31, 2010 is as follows (in thousands):

	Asset Retirement
Asset Category	Obligation Liability	Estimated Life

Oil and gas producing properties	$4,910	1-18 years

Facilities and other property	1,572	3-25 years

	$6,482

The following table describes all changes to our asset retirement obligation liability during the three months ended March 31, 2010 (in thousands):

Asset retirement obligation at beginning of year	$6,193

Additions during the year	180

Accretion expense	109

Asset retirement obligation at end of year	$6,482

(9)	SEGMENT INFORMATION

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

In the second quarter 2009, we created a new operating segment to reflect the consolidation of our investment in BWI. This entity holds the patents and equipment for OHSOL technology which can be used to purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids and to reduce the environmental impact for disposition of residual fuels and waste materials. Please see Note 2 –“Investment in BriteWater International, LLC.” for further discussion.

Our accounting policies for each of our operating segments are the same as those for our consolidated condensed financial statements. Intersegment interest income and interest expense between HKN and BWI under the Loan Agreement has been eliminated in consolidation.  There were no intersegment sales or transfers for the periods presented.  Our financial information, expressed in thousands, for each of our operating segments for the three months ended March 31, 2010 and 2009 is as follows:

	For the Three Months Ended March 31, 2010

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$2,835	$-	$-	$2,835
Interest and other income	468	-	(21)	447
Oil and gas operating expenses	1,333	-	-	1,333
General and administrative expenses	585	211	-	796
Benefit for doubtful accounts	(20)	-	-	(20)
Depreciation, depletion, amortization and accretion	779	-	-	779
Other losses, net	42	21	(21)	42
Equity in losses of Spitfire	20	-	-	20
Segment income (loss) from operations	$564	$(232)	$-	$332
Capital Expenditures	$490	$11	$-	$501
Total Assets	$68,402	$8,989	$(2,452)	$74,939
Equity investment in Spitfire	$1,525	$-	$-	$1,525

	For the Three Months Ended March 31, 2009

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$2,020	$-	$-	$2,020
Interest and other income	708	-	-	708
Oil and gas operating expenses	1,824	-	-	1,824
General and administrative expenses	551	-	-	551
Provision for doubtful accounts	274	-	-	274
Depreciation, depletion, amortization and accretion	1,100	-	-	1,100
Other losses, net	47	-	-	47
Equity in losses of Spitfire	90	-	-	90
Income tax benefit	(40)	-	-	(40)
Segment loss from continuing operations	$(1,118)	$-	$-	$(1,118)
Capital Expenditures	$830	$-	$-	$830
Total Assets	$61,534	$-	$-	$61,534
Equity investment in Spitfire	$1,745	$-	$-	$1,745

(10)	STOCKHOLDERS’ EQUITY

Treasury Stock – At March 31, 2010 and December 31, 2009, we held no shares of treasury stock. During the three months ended March 31, 2010, we repurchased no shares of our common stock and retired no treasury shares. As of March 31, 2010, approximately 530 thousand shares remained available for repurchase under our repurchase program.

Noncontrolling Interest –In June 2009, we initially recorded noncontrolling interests in our consolidated balance sheet for the fair value of the other BWI unitholders’ 80.5% interest in the net assets of our investment in BWI. During the three months ended March 31, 2010, we recorded losses of $232 thousand related to the results of operations of BWI to noncontrolling interest which resulted in a noncontrolling interest of $5.1 million at March 31, 2010.

Put/Call Option to Issue Common Shares – Pursuant to the terms of our investment in BWI, HKN and the other BWI unitholders granted to one another put and call options with respect to 3,050 units of BWI in exchange for the future possible issuance of 725 thousand restricted shares of our common stock. These options are exercisable only if certain conditions are satisfied prior to June 2012.  None of these conditions have been met as of March 31, 2010.

As of March 31, 2010, BWI has incurred net losses for three consecutive quarterly periods since the date of our investment.  If BWI incurs an additional net loss for the quarter ended June 30, 2010, the BWI unitholders will have the ability to exercise the Put Option on June 30, 2010, and we would be required to issue 725 thousand shares of our restricted common stock in exchange for an additional 3,050 units (30.5%) of BWI.

No changes in the number of common and preferred shares and shares held in treasury occurred during the three months ended March 31, 2010.

(11)	EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock. The following table sets forth the computation of basic and diluted income (loss) per share for the three months ended March 31, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Net Income Attributed to Common Stock	Weighted-Average Shares	Per Share Income	Net Loss Attributed to Common Stock	Weighted-Average Shares	Per Share Loss
Basic EPS:
Income (loss) from operations
before cumulative effect	$498	9,554	$0.05	$(1,211)	9,116	$(0.13)
Effect of dilutive securities
Preferred stock and warrants (A)	-	-	-	-	-	-
Diluted earnings per share	$498	9,554	$0.05	$(1,211)	9,116	$(0.13)

(A)	Our Preferred Shares which were outstanding in the periods presented were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(12)	CONTINGENCIES

BriteWater Contingencies – Please See Note 2 – Investment in BriteWater International, LLC for further discussion on BWI contingencies.

IRS Examination - On August 6, 2008, we received a Revenue Agent’s Report in which the Internal Revenue Service (“IRS”) proposed an adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company recognized gain for ACE purposes on the sale of the Global PLC stock in 2005.  In its proposed adjustment, the IRS alleges that the Company owes approximately $3.6 million in tax for the year ended December 31, 2005. Penalties and interest calculated through March 31, 2010 in the amount of $2.2 million could also be assessed. In response to the proposed adjustment and corresponding tax assessment, the Company filed a written protest and request for conference on September 5, 2008 to address the proposed adjustment with the Appeals division of the IRS.  On October 29, 2008, we received an acknowledgement of receipt of our written protest and request for conference from the IRS Appeals Office. In April 2009, we filed our supplement to the written protest filed with the IRS.  In March 2010, the IRS requested and we agreed to extend the statute of limiations to June 2011. We anticipate the appeals office will contact us to address this matter but have received no other responses to date.

ASC 740, Income Taxes prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  Based on the requirements of ASC 740, we have recorded an income tax contingency, including interest and penalties, as of March 31, 2010, of $225 thousand in our consolidated financial statements based, in part, on a preliminary indication of a probability-weighted fair value assessment of the Global stock. We intend to vigorously defend the proposed adjustment and strongly believe that the Company has meritorious defenses.

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

As described in Note 2 –“Investment in BriteWater International, LLC”, in June 2009, we entered into an agreement in which we issued restricted shares of our common stock in exchange for units of BWI. In June 2009, we entered into a Loan Agreement with BWI under which we may make secured loans to BWI up to a maximum amount of $2.5 million.  These loans are secured by all assets of BWI and are due and payable on or before June 30, 2012.  As of March 31, 2010, we have made approximately $1.1 million in aggregate secured loans to BWI.  Two of the BWI existing unitholders, Quadrant Management, Inc., (“Quadrant”) and UniPureEnergy Acquisition, Ltd. (“UEA”) are affiliates of the Quasha family.  Alan G. Quasha is the Chairman of the Board of Directors of HKN.

(14)	SUBSEQUENT EVENTS

We have evaluated events after the date of these financial statements, March 31, 2010, through the date that these financial statements were filed. There were no material subsequent events as of the dates these statements were filed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our business and the results of our operations.  It should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2009. Certain statements made in our discussion may be forward looking.  Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. These risks, uncertainties, and other factors include, among others, the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission, as well as other risks described in this Quarterly Report.  Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing HKN, Inc. and its consolidated subsidiaries on a consolidated basis.

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

Each year we evaluate our assets to determine which may have reached their full potential, do not have an expectation of near-term value enhancement or represent a disproportionate concentration of value in one asset and should be targeted for monetization.  In 2010, we are targeting certain of our non-strategic Gulf Coast oil and gas properties for divestiture in order to mitigate possible future losses of these end-of-life properties.  In March 2010, we sold our interests in a non-strategic natural gas property at auction, and we are continuing to pursue the sale of another non-strategic natural gas property in the second quarter 2010.

                We continue to have access to capital, and we have a cash balance of approximately $7.1 million at March 31, 2010. Our operations for the first quarter 2010 were cash-flow positive, and we plan to continue to increase our discretionary cash balance during the remainder of 2010.  We anticipate our future operating cash flow and other capital resources, if needed, will adequately fund our remaining planned capital expenditures and other capital uses in 2010.  Average commodity prices for oil and natural gas increased in the first quarter 2010 as compared to the first quarter 2009.

Gulf Coast Oil and Gas Properties

Our revenues are primarily derived from sales from our Gulf Coast oil and gas producing properties.  During 2010, our oil and gas revenue has been comprised of approximately 85% oil sales and 15% natural gas sales. During the first quarter 2010, our results of operations reflect increased oil and natural gas revenues which are primarily the result of increased commodity prices in 2010. Substantially all of our production is concentrated in twelve oil and gas fields along the onshore and offshore Texas and Louisiana Gulf Coast.

Approximately 60% of our production comes from our operated properties all located in the United States. These revenues are a function of the oil and gas volumes produced and the prevailing commodity price at the time of production, and certain quality and transportation discounts. The commodity prices for crude oil and natural gas as well as the timing of production volumes have a significant impact on our operating income. For the three months ended March 31, 2010, our net domestic production rate averaged approximately 505 barrels of oil equivalent (“boe”) per day.

The following field data updates the status of our operations through March 31, 2010:

Main Pass, Plaquemines Parish – Louisiana

We have enhanced the value of our Main Pass 35 field, located offshore Louisiana in the Gulf of Mexico, by performing various process and structural upgrades and improvements to the facility and its equipment.  We believe our Main Pass 35 asset has unique characteristics such as low-decline oil production, behind-pipe development potential as well as third-party oil, gas and water processing and handling services for neighboring fields in the area.  We consider our Main Pass 35 field to be a strategic asset for us in 2010.

We have an average 91% interest in Main Pass 35 and are the field operator. This field contains a ten-platform facility complex including separation, injection, compression, processing and transportation terminals for oil, water and gas. The field also contains 66 wellbores (60 oil and 6 injection wells), of which 33 are active, and an eight mile oil transport line with pump/metering facilities. Our Main Pass 35 facility is located approximately six miles offshore in state waters off the Gulf Coast of Louisiana. We currently have license to 21 square miles of 3D seismic data covering the area held by productive leases. Gross production during the first quarter 2010 averaged approximately 378 boe per day.  During the first quarter 2010, colder than average temperatures contributed to lower producing volumes due to cold weather freeze-ups of the compressors located on our Main Pass 35 facility.   In an attempt to increase our production as well as the value of our reserves at Main Pass 35, we are planning the assessment of at least six inactive wells in the second quarter 2010. We anticipate that at least one of these wells will be added to production during the second quarter.

Creole Field, Terrebonne Parish - Louisiana

We hold an average 15% non-operated working interest in this offshore field. Gross daily production from the wells (nine completions) was approximately 688 boe per day during the first quarter 2010. One major workover to replace tubing and one re-entry of an abandoned well were successfully completed in the first quarter 2010. The previously abandoned SL2850-A5 well was re-entered and tested at gross rates in excess of 100 boe per day. The well was awaiting installation of new flowlines at the end of the first quarter. At the suggestion of the new operator, a program was designed and implemented to pressure test a number of wells in the field. This data is necessary for the proper configuration of the gas lift system, and also for diagnostic purposes to determine if a stimulation program would be beneficial in order to increase production from the field. The data gathered in this program has led to the determination that several of the wells would benefit from acid stimulation, and the operator is currently gathering bids to carry out such work during the second quarter 2010.

Lapeyrouse Field, Terrebonne Parish – Louisiana

We hold an average non-operated working interest of approximately 12% in the production from five wells in this field. Gross field production averaged approximately 339 boe per day for the first quarter 2010.  We are considering this field for divestiture in 2010, although no final decision has been made at this time.

Lake Raccourci Field, Lafourche Parish – Louisiana

We hold an average 55% operated working interest in each of our Lake Raccourci wells. Gross production for this field averaged 21 boe per day for the first quarter 2010. Production from the field has remained significantly decreased since the SL 14284-1 well ceased production in February 2009.  Diagnostic work indicated that the well ceased production due to sand build up in the tubing.  Coiled tubing work was carried out, but failed to restore production. We are currently evaluating the economic potential of a recompletion to the Tex 16 zone behind pipe, as well as several other zones in our two other producing wells in the field. We are considering this field for divestiture in 2010, although no final decision has been made at this time.

Point-a-la-Hache Field, Plaquemines Parish – Louisiana

 We maintain a 25% operated working interest in one producing well in this field. Average gross production for the first quarter 2010 was approximately 34 boe per day.  During the first quarter 2010, we successfully re-perforated our saltwater disposal well in order to maintain specified injection pressure tolerance and keep production rates steady.

East Lake Verret, Assumption Parish – Louisiana

We have an average 5% non-operated working interest in this field. Gross daily production from the two development wells on this project was approximately 502 boe per day during the first quarter 2010.

Point-au-Fer Field, Terrebonne Parish – Louisiana

We own a 12.5% non-operated working interest in this approximate 56 square mile area. Gross production for this field was approximately 26 boe per day for the first quarter 2010. Several prospects have been identified in the area, but due to current commodity pricing, we expect additional drilling and work over activity could be delayed indefinitely by the operator.

Branville Bay Field, St. Bernard Parish – Louisiana

We own a 12.5% non-operated working interest in two state leases in the Branville Bay area of Chandeleur Sound Block 71. Gross production for this field was approximately 142 boe per day for the first quarter 2010.

BP 2D Texas Gulf Coast Project, Various Counties -  Texas

We own a 25% non-operated working interest in the Boquillas #1 well. Gross production from this was approximately 1 boe per day for the first quarter 2010. This well watered out and ceased production in January 2010, and no future potential is recognized for the property.

NW Speaks Field, Lavaca County – Texas

We own approximately 2% to 7% in various leases in the NW Speaks area. Current gross production for this field averaged approximately 68 boe per day during the first quarter 2010 from two wells.

Allen Ranch Field, Colorado County – Texas

We own an 11.25% non-operated working interest in this area. Gross production for this field was approximately 25 boe per day during the first quarter 2010, primarily from the initial well, the Hancock Gas Unit #1 which is the only well currently producing from the field. Another development location has been identified, but future development of the field is currently on hold pending higher natural gas pricing.

Raymondville Field, Willacy County – Texas

We owned an average 22% non-operated working interest in this area. Current gross production for this field averaged approximately 75 boe per day during the first quarter 2010. In March 2010, we sold our interest in this field effective April 1, 2010.

Lucky Field, Matagorda County - Texas

We own a 7.5% non-operated working interest in this area. Current gross production for this field averaged approximately 38 boe per day during the first quarter of 2010.

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

With low natural gas commodity prices, resource plays, such as coalbed methane prospects, can become uneconomical particularly since all well, facility and flowline costs as well as  operating costs during the dewatering/desorption process must be incurred before revenues can generated. Our discretionary capital expenditures, including costs related to our coalbed methane prospects, may be curtailed at our discretion in the future. Such expenditure curtailments could result in us losing certain prospect acreage or reducing our interest in future development projects

INVESTMENT IN GLOBAL

At March 31, 2010 and December 31, 2008, we owned approximately 34% of Global’s ordinary shares. Our investment in Global was equal to the market value of our 11.9 million shares of Global’s common stock as follows (in thousands, except for share amounts):

	March 31, 2010	December 30, 2009

Shares of Global Stock held by HKN	11,893,463	11,893,463

Closing price of Global Stock	£1.00	£0.66

Foreign Currency Exchange Rate	1.5148	1.62212

Market Value of Investment in Global	$18,017	$12,637

The foreign currency translation adjustment of approximately $1.1 million and the unrealized gain on investment of $6.5 million for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the three months ended March 31, 2010.

INVESTMENT IN SPITFIRE

At March 31, 2010, we owned 9.4 million common shares of Spitfire and 1.3 million warrants to acquire common shares of Spitfire. Our common share holdings represent approximately 24% of the outstanding Spitfire common shares. During the three months ended March 31, 2010, we sold approximately 472 thousand of our Spitfire shares in the market for cash proceeds of $90 thousand.

INVESTMENT IN BRITEWATER INTERNATIONAL, LLC.

In 2009, we acquired a 19.5% interest in a privately-held company, BWI, with a patented oilfield emulsion breaking “OHSOL” technology. We are deemed to be the primary beneficiary, and accordingly, we have consolidated the assets and liabilities of BWI as of June 30, 2009, the investment date. The results of operations for the three months ended March 31, 2010 have been consolidated in our results of operations. See Note 2 – Investment in BriteWater International, LLC.” for further information.

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

Based on the March 31, 2010 commodity pricing of $4.75 per Mmbtu for natural gas and $78.70 per barrel for crude oil, we did not have an impairment of our oil and natural gas properties under the full cost method of accounting.  Due to the imprecision in estimating oil and natural gas revenues as well as the potential volatility in oil and natural gas prices and their effect on the carrying value of our proved oil and natural gas reserves, there can be no assurance that write-downs in the future will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities.

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

Consolidation of variable interest entities - Our investment in BWI is considered to be a variable interest, as defined in ASC 810-10, Consolidation. ASC 810-10-25 requires the primary beneficiary of a variable interest entity’s (“VIE”) activities to consolidate the VIE. ASC 810-10-15 defines a VIE as an entity in which the equity investors do not have substantive voting rights and there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We have determined that our investment in BWI meets the requirements of ASC 810-10, and we are the primary beneficiary, as defined. Accordingly, we began consolidating the assets and liabilities of BWI as of June 30, 2009 (the investment date). The results of operations for the three months ended March 31, 2010 are consolidated in our results of operations.

As of March 31, 2010, we owned less than a majority of the common shares of Global and did not possess the legal power to direct the operating policies and procedures of Global. In addition, we have concluded that Global was not a VIE at March 31, 2010 as contemplated by ASC 810-10.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued an amendment to ASC 810-10, Consolidation. As a result, in December 2009, the FASB issued ASC 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This guidance amends ASC 810-10-15 to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and requires additional disclosures about an enterprise’s involvement in VIEs. This guidance is effective as of the beginning of the reporting entity’s first annual reporting period that begins after November 15, 2009 and earlier adoption is not permitted. Our adoption of ASC 2009-17 on January 1, 2010 did not have a material impact on our consolidated condensed financial statements.

In January 2010, the FASB issued ASC 2010-06, Improving Disclosures about Fair Value Measurements (ASC 820-10). These new disclosures require entities to separately disclose amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, in the reconciliation for fair value measurements for Level 3, entities should present separately information about purchases, sales, issuances, and settlements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlement in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Our adoption of the disclosures, excluding the Level 3 activity disclosures, did not have a material impact on our notes to the consolidated condensed financial statements. See Note 6 – Fair Value Measurements for additional information. We are still evaluating the impact of the Level 3 disclosure requirements on our notes to the consolidated condensed financial statements.

In February 2010, the FASB issued ASC 2010-09, Amendments to Certain Recognition and Disclosure Requirements, related to subsequent events under ASC 855, Subsequent Events. This guidance states that if an entity is an SEC filer it is required to evaluate subsequent events through the date that the financial statements are issued. In addition, an entity that is an SEC filer is not required to disclosure the date through which subsequent events have been evaluated. This guidance is effective for HKN upon the issuance of the final Update. We adopted this guidance as of February 2010 and have included the required disclosures in our consolidated condensed financial statements. See Note 14 – Subsequent Events for additional information.

RESULTS OF OPERATIONS

For the purposes of discussion and analysis, we are presenting a summary of our consolidated condensed results of operations followed by more detailed discussion and analysis of our operating results.  The primary components of our net income (loss) for the three months ended March 31, 2010 and 2009 were as follows (in thousands, except per-share data):

	Three Month Ended March 31,
	2010	2009	% Change
Oil and gas operating profit (1)	$1,502	$196	666%
Oil sales revenues	$2,423	$1,386	75%
Oil production (bbls)	31,671	37,058	(15%)
Oil price per bbl	$76.51	$37.40	105%
Gas sales revenues	$412	$634	(35%)
Gas production (mcf)	57,797	146,605	(61%)
Gas price per mcf	$7.13	$4.32	65%
Other revenues, net	$447	$708	(37%)
General and administrative expenses, net	$796	$551	44%
Provision (benefit) for doubtful accounts	$(20)	$274	(107%)
Depreciation, depletion, amortization and accretion	$779	$1,100	(29%)
Other losses	$42	$47	(11%)
Equity in losses in Spitfire	$20	$90	(78%)
Income tax benefit	$-	$(40)	100%
Net income (loss)	$332	$(1,118)	130%
Net loss attributed to noncontrolling interests	$170	$-	100%
Net income (loss) attributed to HKN	$502	$(1,118)	145%
Net income (loss) attributed to common stock	$498	$(1,211)	141%
Net income (loss) per common share:
Basic and diluted	$0.05	$(0.13)	139%

(1)	Oil and gas operating profit is calculated as oil and gas revenues less oil and gas operating expenses

The following is our discussion and analysis of significant components of our operations which have affected our operating results and balance sheet during the periods included in the accompanying consolidated condensed financial statements.

Oil and Gas Revenues and Oil and Gas Expenses for the Quarterly Periods Ended March 31, 2010 Compared to March 31, 2009

Our oil and gas revenues are generated from operations in onshore and offshore areas of the Texas and Louisiana Gulf Coast. Our oil and gas revenues increased from approximately $2 million in the prior year period to $2.8 million for the current quarter.  The increase was due to higher oil and gas prices received during the period.

Our oil revenues increased to approximately $2.4 million during the first quarter 2010 from approximately $1.4 million during the first quarter 2009. We realized a 105% increase in oil prices received, increasing from an average of $37.40 per barrel in the first quarter 2009 to $76.51 per barrel in the current quarter.  Overall oil production decreased by 15% in the first quarter 2010 as compared to the prior year period due primarily to production declines at Main Pass due to abnormally cold weather coupled with downtime due to the rebuild on the Clark compressor located on the facility.  Raymondville production also declined substantially due to one of the two oil producing wells being offline awaiting a gas lift installation.  We sold our interest in the Raymondville field effective April 1, 2010.

Our natural gas revenues decreased from $634 thousand in the first quarter 2009 to $412 thousand for the first quarter 2010. The prices realized for natural gas sales increased 65%, averaging $7.13 per mcf in the first quarter 2010 compared to $4.32 per mcf during first quarter 2009.  Natural gas production decreased 61% in first quarter 2010 as compared to the prior year period due primarily to decreased production from the Raymondville and Lake Raccourci fields.  Certain of the Lake Raccourci producing wells are offline and are not expected to return to production until the recompletion of the wells.  Effective April 1, 2010, we sold our interests in the Raymondville field at auction.

Our oil and gas operating expense decreased 27%, decreasing from approximately $1.8 million during first quarter 2009 to $1.3 million during first quarter 2010. The majority of this decrease is due to the approval of our severance tax refund claim for certain inactive well exemptions for the Main Pass field.

Interest and Other Income, net

Fees, interest and other income decreased slightly from $708 thousand during the first quarter 2009 to $447 thousand during first quarter 2010, primarily due to a significant emulsion and downtime fee charged to a Main Pass processing and handling customer in the prior period. Other income during the prior period also included a one-time processing fee retroactive rate adjustment.

General and Administrative Expense

General and administrative expenses increased 44% from $551 thousand for the first quarter 2009 to $796 thousand for the first quarter 2010 primarily due to consultant and travel costs associated with prospective activities connected with the consolidation of BWI. Remaining general and administrative costs were slightly lower as compared to the prior year period.

Provision for Doubtful Accounts

We recognized a benefit in our provision for doubtful accounts of approximately $20 thousand during the first quarter 2010 due to the collection of a previously reserved accounts receivable balance.

Depreciation, Depletion, Amortization and Accretion Expense

Depreciation, depletion, amortization and accretion (DD&A) expense decreased 29% during the first quarter 2010 when compared to the prior year period due to both lower production volumes and lower depletion rates.  The quarterly depletion rate per boe on our properties decreased from $17.06 in the first quarter 2009 to $16.52 per boe in the first quarter 2010 as a result of increased proved reserve volumes as compared to the prior year period.

Other Losses

During the first quarter 2010, other losses were primarily comprised of a $42 thousand decrease in the fair value of the purchased crude oil floor commodity contracts.

Income Tax Expense/Benefit

We recognized no income tax expense during the first quarter 2010. We recognized an income tax benefit of $40 thousand during the first quarter of 2009 due primarily to an adjustment made to our 2008 state and federal income tax liability.

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

	March 31,	December 31,
(Thousands of dollars)	2010	2009

Current ratio	2.52 to 1	2.74 to 1

Working capital (1)	$6,287	$5,989

Total debt	$-	$-

Total cash and marketable securities less debt	$7,131	$7,030

Total stockholders' equity	$63,557	$57,831

Total liabilities to equity	0.18 to 1	0.18 to 1

(1) Working capital is the difference between current assets and current liabilities.

The increase in our working capital as of March 31, 2010 as compared to December 31, 2009 is primarily due to a severance tax refund receivable and positive cash flow from operations recorded during first quarter 2010. We used approximately $501 thousand during the 2010 period for capital projects.  The majority of these capital expenditures were used for the recompletion of two producing wells at our Creole field, increasing both our reserves and production from this field.  We have no debt outstanding as of March 31, 2010.

During the first three months of 2010, oil and natural gas prices have increased as compared to the prior year period. We maintained positive cash flow from operations during the current year period. We have a cash balance of approximately $7.1 million at March 31, 2010. We anticipate our remaining 2010 operating cash flow and other capital resources, if needed, will adequately fund our planned capital expenditures and other capital uses.

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

Capital Structure

At March 31, 2010, if our remaining convertible preferred stock were converted, and if the option to issue common shares associated with our investment in BWI were exercised (as described below), we would be required to issue the following amounts of our common stock:

		Shares of Common
		Stock Issuable at
Instrument	Conversion Price (a)	March 31, 2010

Series G1 Preferred	$280.00	357

Series G2 Preferred	$67.20	1,488

BWI Put/Call Option (b)		725,000

Common Stock Potentially Issued Upon Conversion		726,845

(a) Certain conversion prices are subject to adjustment under certain circumstances.
(b) See Note 2- "Investment in BriteWater International, LLC." for additional information.

Put/Call Option to Issue Common Shares – Pursuant to the terms of our investment in BWI and the related agreement, HKN and the other BWI unitholders granted to one another put and call options with respect to 3,050 units of BWI in exchange for the future possible issuance of 725 thousand restricted shares of our common stock. These options are exercisable only if certain conditions are satisfied prior to June 2012.  None of these conditions have been met as of March 31, 2010.  See Note 2- Investment in BriteWater International, LLC.” for additional information.

Significant Ownership of our Stock

As of March 31, 2010, Lyford Investments Enterprises Ltd. (“Lyford”) beneficially owned approximately 33% of the combined voting power of our common stock.  Lyford is in a position to exercise significant influence over the election of our board of directors and other matters.

Cash Flows

Net cash flow provided by operating activities during the three months ended March 31, 2010 was $512 thousand, as compared to net cash provided of $6.6 million in the prior year period. The decrease in cash flow provided by operating activities as compared to the prior year period was primarily caused by collection of our previously outstanding hurricane insurance receivable and a $5 million conversion of marketable securities into cash in the prior year period. Our cash on hand at March 31, 2010 totaled approximately $7.1 million.

We had no cash used in or provided by financing activities during the three months ended March 31, 2010. Net cash used in financing activities was $1.3 million during the three months ended March 31, 2009 as a result of repurchases of our common stock. Net cash used in investing activities during the first three months of 2010 totaled approximately $411 thousand and was primarily comprised of capital expenditures of $501 thousand associated with recompletion costs for two wells in our outside-operated Creole field offset by proceeds of $90 thousand received on the sale of Spitfire common shares.

Obligations, Contingencies and Commitments

Oil, Natural Gas and Coalbed Methane Commitments – During the first quarter 2010, we expended approximately $501 thousand of capital expenditures and workovers in the United States. The majority of these capital expenditures were associated with recompletion costs for two wells in the Creole field in south Texas.  We expect to fund our capital expenditures with available cash on hand and through projected cash flow from operations.  Our capital expenditures for 2010 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in us losing certain prospect acreage or reducing our interest in future development projects.

BriteWater Contingencies – In 2009, BWI recorded a contingent liability of $800 thousand which may be payable to a vendor upon the conclusion of certain testing events of the OHSOL plant equipment. This contingent liability is included in other accrued liabilities within our consolidated condensed balance sheet.

IRS Tax Examination – In August 2008, we received a Revenue Agent’s Report in which the Internal Revenue Service (“IRS”) proposed an adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company recognized gain for ACE purposes on the sale of the Global PLC stock in 2005.  In its proposed adjustment, the IRS alleges that the Company owes approximately $3.6 million in tax for the year ended December 31, 2005. Penalties and interest calculated through March 31, 2010 in the amount of $2.2 million could also be assessed. In response to the proposed adjustment and corresponding tax assessment, the Company filed a written protest and request for conference on September 5, 2008 to address the proposed adjustment with the Appeals division of the IRS.  On October 29, 2008, we received an acknowledgement of receipt of our written protest and request for conference from the IRS Appeals Office. In April 2009, we filed our supplement to the written protest filed with the IRS.  In March 2010, the IRS requested and we agreed to extend the statute of limitations to June 2011. We anticipate the appeals office will contact us to address this matter but have received no additional response to date.

FIN 48 prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  Based on the requirements of FASB ASC 740, Income Taxes, we have recorded an income tax contingency, including interest and penalties, as of March 31, 2010, of $225 thousand in our consolidated condensed financial statements based, in part, on a preliminary indication of a probability-weighted fair value assessment of the Global stock. We intend to vigorously defend the proposed adjustment and strongly believe that we have meritorious defenses.

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

We recognize the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. At March 31, 2010, our asset retirement obligation liability totaled approximately $6.5 million.

From time to time, we provide for reserves related to contingencies when a loss is probable and the amount is reasonably estimable.

In addition to the above commitments, during 2010 and afterward, government authorities under our Louisiana state leases and other operators may also request us to participate in the cost of drilling additional exploratory and development wells. We may fund these future expenditures at our discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on factors out of our control, such as the timing of the request, the depth of the wells and the location of the property. As of March 31, 2010, we had no material purchase obligations.

Off-Balance Sheet Arrangements - As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2010, we were not involved in any unconsolidated SPE transactions. We have no off-balance sheet arrangements.

Treasury Stock – At March 31, 2010 and December 31, 2009, we held no shares of treasury stock. During the three months ended March 31, 2010, we repurchased no shares of our common stock. During the three months ended March 31, 2010, we retired no treasury shares. As of March 31, 2010, approximately 530 thousand shares remained available for repurchase under our repurchase program.

Adequacy of Capital Sources and Liquidity

We believe that we have the ability to provide for our operational needs, our planned capital expenditures and possible investments through projected operating cash flow and cash on hand. Our operating cash flow would be adversely affected by continued declines in oil and natural gas prices, which can be volatile.  However, we have worked to reduce our controllable costs and expect to maintain positive cash flow from operations.  Should projected operating cash flow decline, we may further reduce our capital expenditures and possible investments and/or consider the issuance of debt, equity and convertible debt instruments, if needed, for utilization for the capital expenditure program or possible energy-based investment opportunities.  We may also continue to reduce our ownership interest in Spitfire’s and Global’s common shares through strategic sales under certain conditions.

We have no debt outstanding at March 31, 2010.  If we seek to raise equity or debt financing to fund capital expenditures or other acquisition and development opportunities, those transactions may be affected by the market value of our common stock.  If the price of our common stock declines, our ability to utilize our stock either directly or indirectly through convertible instruments for raising capital could be negatively affected. Further, raising additional funds by issuing common stock or other types of equity securities could dilute our existing stockholders, which dilution could be substantial if the price of our common stock decreases. Any securities we issue may have rights, preferences and privileges that are senior to our existing equity securities. Borrowing money may also involve pledging some or all of our assets.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 (c)           The following table provides information about purchases by us during the three months ended March 31, 2010, of our Common Stock.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2010 through January 31, 2010	-	$-	-	529,586

February 1, 2010 through February 28, 2010	-	$-	-	529,586

March 1, 2010 through March 31, 2010	-	$-	-	529,586

Total	-	$-	-	529,586

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first quarter of 2010.

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

HKN, Inc. (Registrant)

Date: May 6, 2010	By:	/s/ Anna M. Williams
Anna M. Williams Senior Vice President and Chief Financial Officer