Form 10-Q
period 2010-06-30
HKN, Inc.
filed 2010-08-05
CIK 313478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ___   No ✓

The number of shares of Common Stock, par value $0.01 per share, outstanding as of August 1, 2010 was 9,553,921.

HKN, INC.
INDEX TO QUARTERLY REPORT
June 30, 2010

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Consolidated Condensed Balance Sheets	3

	Consolidated Condensed Statements of Operations	4

	Consolidated Condensed Statements of Cash Flows	5

	Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 6.	Exhibits	39

SIGNATURES		41

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HKN, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except for share amounts)
(unaudited)

Assets	June 30,	December 31,
	2010	2009

Current Assets:
Cash and cash equivalents	$10,496	$7,030
Accounts receivable, net	1,819	1,969
Prepaid expenses and other current assets	888	433
Total Current Assets	13,203	9,432

Property and equipment, net	41,528	41,378

Intangible assets	2,591	2,591
Investment in Global	12,766	12,637
Equity investment in Spitfire	-	1,608
Other assets, net	453	414
	$70,541	$68,060

Liabilities and Stockholders' Equity

Current Liabilities:
Trade payables	$807	$498
Accrued liabilities	1,922	2,153
Note payable	312	-
Income tax contingency	225	225
Revenues and royalties payable	602	567
Total Current Liabilities	3,868	3,443

Asset Retirement Obligation	6,446	6,193
Deferred Income Taxes	593	593
Total Liabilities	10,907	10,229

Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $100 thousand liquidation value
700,000 shares authorized; 1,000 shares outstanding	1	1
Series G2 Preferred Stock, $1.00 par value; $100 thousand liquidation value
100,000 shares authorized; 1,000 shares outstanding	1	1
Common stock, $0.01 par value; 24,000,000 shares authorized;
9,553,921 and 9,553,847 shares issued, respectively	96	96
Additional paid-in capital	437,875	437,877
Accumulated deficit	(386,492)	(388,644)
Accumulated other comprehensive income	3,119	3,213
Total HKN, Inc. Stockholders' Equity	54,600	52,544
Noncontrolling interest	5,034	5,287
Total Stockholders’ Equity	59,634	57,831
	$70,541	$68,060

The accompanying Notes to Consolidated Condensed Financial Statements are
an integral part of these Statements.

HKN, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues and other:
Oil and gas operations	$2,718	$2,783	5,553	$4,803
Fees, interest and other income	330	590	768	1,298
Total revenue	3,048	3,373	6,321	6,101
Costs and Expenses:
Oil and gas operating expenses	1,951	1,988	3,284	3,812
General and administrative expenses	697	638	1,493	1,189
Provision (benefit) for doubtful accounts	(1)	(3)	(21)	271
Depreciation, depletion, amortization and accretion	715	885	1,494	1,985
Equity in losses of Spitfire	-	33	20	123
Gain on sale of investment	(1,878)	(21)	(1,887)	(21)
Other losses	-	12	42	59
Total costs and expenses	1,484	3,532	4,425	7,418
Income (loss) before income taxes	$1,564	$(159)	1,896	$(1,317)
Income tax benefit	-	-	-	(40)
Net income (loss)	$1,564	$(159)	1,896	$(1,277)
Net loss attributable to noncontrolling interest	85	-	255	-
Net income (loss) attributable to HKN, Inc.	1,649	(159)	2,151	(1,277)
Dividends related to preferred stock	4	(189)	-	(282)
Net income (loss) attributed to common stock	$1,653	$(348)	2,151	$(1,559)
Basic and diluted net income (loss) per common share:
Net income (loss) per common share	$0.17	$(0.04)	0.23	$(0.17)
Weighted average common shares outstanding	9,553,848	8,735,005	9,553,848	8,924,516

The accompanying Notes to Consolidated Condensed Financial Statements are
an integral part of these Statements.

HKN, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$1,896	$(1,277)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion, amortization and accretion	1,494	1,985
Equity in losses of Spitfire	20	123
Realized gain from sale of Spitfire shares	(1,887)	(21)
Change in operating assets and liabilities:
Decrease (increase) in prepaid assets and other	(511)	58
Decrease in accounts receivable and other	150	1,462
Decrease in marketable securities	-	9,497
Increase (decrease) in trade payables and other	62	(902)
Net cash provided by operating activities	1,224	10,925

Cash flows from investing activities:
Capital expenditures	(1,395)	(1,689)
Proceeds from sale of oil and gas assets	72	-
Proceeds from sale of Spitfire common shares	3,253	177
Net cash provided by (used in) investing activities	1,930	(1,512)

Cash flows from financing activities:
Proceeds from note payable	427	-
Principal payments on note payable	(115)	-
Payment of preferred stock dividends	-	(207)
Preferred stock redemption	-	(1,000)
Purchases of treasury shares	-	(1,512)
Net cash provided by (used in) financing activities	312	(2,719)

Net increase in cash and temporary investments	3,466	6,694
Cash and cash equivalents at beginning of period	7,030	5,722
Cash and cash equivalents at end of period	$10,496	$12,416

The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these Statements.

HKN, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2010 and 2009
(Unaudited)

(1)	BASIS OF PRESENTATION

Our accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to prevent the information presented from being misleading. In our opinion, these financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2010 and December 31, 2009 and the results of our operations and changes in our cash flows for the three and six months presented as of June 30, 2010 and 2009. The December 31, 2009 consolidated condensed balance sheet information is derived from audited financial statements. All adjustments represent normal recurring items. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. Certain prior year amounts have been reclassified to conform to the 2010 presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation – The consolidated condensed financial statements include the accounts of all companies that we, through our direct or indirect ownership or shareholding, were provided the ability to control their operating policies and procedures.  All significant intercompany balances and transactions have been eliminated.

Consolidation of Variable Interest Entities – Our investment in BriteWater International, LLC (“BWI”), is considered to be a variable interest, as defined in ASC 810-10, Consolidation. ASC 810-10-25 requires the primary beneficiary of a variable interest entity’s (“VIE”) activities to consolidate the VIE. A VIE is defined as an entity in which the equity investors do not have substantive voting rights and there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We determined that our investment in BWI meets these requirements, and we are the primary beneficiary, as defined. Accordingly, we began consolidating the assets and liabilities of BWI as of June 30, 2009 (the investment date).  The results of operations for the three and six months ended June 30, 2010 are consolidated in our results of operations. Please see Note 2 – “Investment in BriteWater International, LLC” for additional information.

The following table summarizes the balance sheets for BWI as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(in thousands)	2010	2009

Assets:

Cash and cash equivalents	$72	$121
Prepaid expenses and other current assets	5	-
Property and equipment	6,301	6,227
Intangible assets	2,591	2,591
Other assets, net	1	-
Total Assets	$8,970	$8,939

Liabilities and Stockholders' Equity:

Accounts payable	$9	$9
Accrued liabilities	805	810
Long-term note payable	1,400	1,000
Deferred income taxes	573	573
Total Liabilities	2,787	2,392
Stockholders' Equity	6,183	6,547
Total Liabilities and Stockholders' Equity	$8,970	$8,939

As of June 30, 2010, we owned less than a majority of the common shares of Global Energy Development PLC (“Global”) and did not possess the legal power to direct their operating policies and procedures. We have also concluded that Global was not a VIE at June 30, 2010.

Comprehensive Income (Loss) – Comprehensive income (loss) includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Our total comprehensive income (loss) for the periods is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss) attributable to HKN	$1,649	$(159)	$2,151	$(1,277)
Foreign currency translation adjustment on investment	(138)	1,189	(1,267)	910
Reclassification of holding gain on available for sale investments into earnings	(351)	-	(351)	-

Unrealized (loss) gain on investments	(5,001)	3,568	1,526	(664)

Total comprehensive income (loss)	$(3,841)	$4,598	$2,059	$(1,031)

Financial Instruments - We carry our financial instruments, including cash and our common stock investment in Global, at their estimated fair values. Our investment in ordinary shares of Global has been designated as available for sale rather than a trading security. The associated unrealized gains and losses on our available for sale investments are recorded to other comprehensive income until realized and are reclassified into earnings using specific identification.

Derivative Instruments – We have not designated any of our derivative instruments as hedges under FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. All gains and losses related to our derivative instruments are recognized in other losses (gains). Please see Note 5 – Derivative Instruments for additional information.

Equity Method Investments – For investments in which we have the ability to exercise significant influence but do not control, we follow the equity method of accounting.  Initial investments are recorded at cost and adjusted by the proportionate share of the investee’s earnings and capital transactions.  Our share of investee earnings and our share of their capital transactions are recorded to our income statement and balance sheet, respectively.  We evaluate these investments for other-than-temporary declines in value each quarter; any impairment found to be other than temporary is recorded through earnings.  Prior to this reporting period, we held an equity investment in Spitfire Energy, Ltd. (“Spitfire”) through our ownership of approximately 25% of Spitfire’s outstanding common shares. During the six months ended June 30, 2010, we sold our remaining interest in Spitfire, which consisted of approximately 9.9 million common shares of Spitfire, for cash proceeds of $3.3 million using the average cost method.  Accordingly, we no longer carry any equity method investments on our consolidated condensed balance sheet as of June 30, 2010. Please see Note 4 – Equity Investment in Spitfire Energy for additional information.

Translation of Non-U.S. Currency Amounts - Assets and liabilities of our former equity investment in Spitfire Energy, whose functional currency is the Canadian dollar, were translated into U.S. dollars at exchange rates in effect at each balance sheet date. Revenue and expense items were translated at average exchange rates prevailing during the periods. Our investment in Global is also subject to foreign currency exchange rate risk as our ownership of Global’s ordinary shares are denominated in British sterling pounds. Translation adjustments are included in other comprehensive income until the investment is sold.

Sales of Oil and Gas Properties - We account for sales of oil and gas properties as adjustments of capitalized costs to the full cost pool, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the full cost pool. In March 2010, we sold our interests in a non-strategic natural gas property at auction, effective April 1, 2010, for net cash proceeds of approximately $72 thousand. There was no gain or loss recognized from the sale.

Intangible Assets – We assess the recoverability of our intangible assets on an annual basis and when events or changes in circumstances indicate the carrying amount of the intangible assets may not be fully recoverable. Recoverability is measured by a comparison of the carrying value of the intangible asset over its fair value. Any excess of the carrying value of the intangible asset over its fair value is recognized as an impairment loss. The estimated fair value is determined based on a discounted cash flow model. At June 30, 2010 and December 31, 2009, our intangible assets consisted of patents acquired in connection with our investment in BWI. The fair value of these patents was determined by using the market approach to determining fair value. These patents have not been subject to amortization since they have not been place into service as of June 30, 2010. Impairment losses would be recorded in other operating expenses. No impairment was recognized as of June 30, 2010.

Severance Taxes – The states in which our oil and natural gas properties are located charge a severance, or production, tax for the oil and natural gas that is produced by our wells.  We report these costs as a component of our operating expenses within our income statement. During late 2009, we applied for and were granted a severance tax exemption on five of our Main Pass wells which qualified for the State of Louisiana’s inactive well exemption.  This exemption grants a five year tax exemption on wells which are placed back on production after being off production for a period of two or more years. Under this exemption, we filed amended severance tax reports for a net refund of approximately $559 thousand, net to Xplor’s interest, related to severance taxes which we had previously paid.  In the first half of 2010, we received the refund and recorded a reduction to our operating expenses in our financial statements.

Short-term Note Payable – In April 2010, we entered into an eleven month note payable for $427 thousand to finance the renewal of our 2010-2011 well insurance package premiums. The note bears an interest rate of 4.75% per annum and is due in monthly installments. The balance of the note payable as of June 30, 2010 was $312 thousand. As of June 30, 2010, we have paid approximately $5 thousand in interest expense.

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

Recent Accounting Pronouncements – In June 2009, the FASB issued an amendment to ASC 810-10, Consolidation. As a result, in December 2009, the FASB issued ASC 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This guidance amends ASC 810-10-15 to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and requires additional disclosures about an enterprise’s involvement in VIEs. This guidance was effective as of the beginning of the reporting entity’s first annual reporting period that began after November 15, 2009 and earlier adoption was not permitted. Our adoption of ASC 2009-17 on January 1, 2010 did not have a material impact on our consolidated condensed financial statements.

In January 2010, the FASB issued ASC 2010-06, Improving Disclosures about Fair Value Measurements (ASC 820-10). These new disclosures require entities to separately disclose amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, in the reconciliation for fair value measurements for Level 3, entities should present separate information about purchases, sales, issuances, and settlements. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlement in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Our adoption of the disclosures, excluding the Level 3 activity disclosures, did not have a material impact on our notes to the consolidated condensed financial statements. See Note 6 – Fair Value Measurements for additional information. We are still evaluating the impact of the Level 3 disclosure requirements on our notes to the consolidated condensed financial statements.

In February 2010, the FASB issued ASC 2010-09, Amendments to Certain Recognition and Disclosure Requirements, related to subsequent events under ASC 855, Subsequent Events. This guidance  states that if an entity is an SEC filer, it is required to evaluate subsequent events through the date that the financial statements are issued. In addition, an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. We adopted this guidance as of February 2010 and no disclosures were required in our consolidated condensed financial statements as of the date these financial statements were issued.

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

At June 30, 2010, the Put Option became available to be exercised by the other BWI unitholders.  The Put Option remains exercisable until June 30, 2012.

In June 2009, we entered into a Loan Agreement with BWI under which we may make secured loans to BWI up to a maximum amount of $2.5 million.  These loans are secured by all assets of BWI, which are valued at approximately $9 million at June 30, 2010 and are due and payable on or before June 30, 2012. As of June 30, 2010, we have made approximately $1.4 million in aggregate secured loans to BWI, which is primarily used to finance the operating activities of BWI. The Loan Agreement earns interest at 8.0% per annum. Accrued and unpaid interest on the outstanding principal amount of the Loan shall be due and payable on the last day of each calendar quarter. BWI shall repay the entire unpaid principal amount of the loan, together with all accrued and unpaid interest, on or before June 30, 2012.

The assets, liabilities and non-controlling interest associated with our investment in BWI were consolidated into our financial statements per ASC 810-10, Consolidation, using the acquisition method of accounting in accordance with ASC 805, Business Combinations.  See Note 1 – “Basis of Presentation” for further explanation for consolidating our investment in BWI.

Valuation of Investment in BWI –The fair value of the total consideration paid in 2009 for our investment which included 1.0 million restricted shares of common stock issued along with the put/call option to issue 725 thousand restricted shares of our common stock was measured using a third-party Fair Market Value Restricted Stock Study, which valued the aggregate restricted shares at the investment date at $2.01 per share. Under the ASC 820, Fair Value Measurements and Disclosures, we consider this valuation method for our restricted stock to be a Level 2 classification. See Note 6 – “Fair Value Measurements” for further discussion of Level 2 valuation definitions. This valuation considered several factors, including the closing market price of our common stock at the acquisition date of $2.55 per share and the diminished marketability caused by the restrictive nature of the shares issued. We applied the discounted value of $2.01 per share to the total of the 1.0 million restricted shares transferred and the potential 725 thousand restricted shares to be issued upon the exercise of the put or call options. The net effect of the $2.01 share price and 725,000 share put or call option results in consideration paid of approximately $1.4 million.

The following table is the final calculation of the consideration paid for our initial 19.5% ownership in the BWI investment, the allocation to assets and liabilities assumed and the fair value of the noncontrolling interest in BWI as of the investment date. This purchase price allocation as of June 30, 2010 is the final valuation of the fair value of certain assets acquired and liabilities assumed.

(in thousands, except share amounts)

Consideration issued to BWI:
1.0 million shares of restricted common stock	$1,352

Fair value of total consideration transferred	$1,352

Recognized amounts of identifiable assets aquired and liabilities assumed, at estimated fair values
Cash and cash equivalents	$7
Equipment	6,100
Intangible assets	2,591
Accounts payable	(380)
Accrued liabilities	(11)
Deferred income taxes	(573)
Contingent liability	(800)

Total identifiable net assets	$6,934
Noncontrolling interest (80.5%)	(5,582)

Fair value of our interest in net assets aquired (19.5%)	$1,352

The fair value of the OHSOL plant equipment of $6.1 million was based on the cost approach as determined by a third party valuation completed in the second quarter 2010.  Based on this valuation, we retrospectively recognized a decrease of $800 thousand in the value of the OHSOL equipment from the preliminary fair value estimate of $6.9 million at June 30, 2009. The intangible assets consist of patents related to the OHSOL process. The fair value of the acquired patents of $2.6 million was determined based on the market approach.  Therefore, we retrospectively recognized an increase of $645 thousand in the value of the patents from the preliminary purchase price fair value estimate of $1.9 million at June 30, 2009. Unless renewed, the patents will expire during the next 6-12 years. We consider these valuations for our patents and equipment to be Level 3 classifications. See Note 6 – “Fair Value Measurements” for further discussion of Level 3 valuation definitions. The contingent liability of $800 thousand may be payable upon the conclusion of certain events related to BWI's equipment. This contingent liability is included in other accrued liabilities within the consolidated condensed balance sheet.

The deferred tax liability of $573 thousand was calculated by applying the domestic statutory tax rates to the difference between the book purchase price and the related tax basis in those assets. This difference resulted in a deferred tax liability of $960 thousand. Additionally, at the acquisition date of June 30, 2009, there were net operating losses (“NOL”) of approximately $2.8 million and a related deferred tax asset of $962 thousand. The company applied a valuation allowance of $575 thousand against the deferred tax asset, which resulted in a net deferred tax liability of $573 thousand. The valuation allowance was due to the uncertainty related to the timing of when the NOL will expire versus the amount of time that these assets will be fully depreciated. Due to this NOL determination, which was determined based on our final purchase price allocation, we retrospectively recognized a decrease of $155 thousand to the previously reported preliminary deferred tax liability fair value of $728 thousand at June 30, 2009, resulting in the final fair value of the deferred tax liability of $573 thousand.

BWI Results of Operations – For the three and six months ended June 30, 2010, we recognized losses of $132 thousand and $364 thousand, respectively, related to our investment in BWI in our consolidated condensed statement of operations, of which $85 thousand and $255 thousand, respectively, was related to noncontrolling interests. We do not consider BWI’s pre-acquisition activity to significantly impact our proforma results of operations.

(3)           INVESTMENT IN GLOBAL

Investment in Global – Our non-current available-for-sale investment consists of our ownership of approximately 34% of Global’s outstanding ordinary shares.  At June 30, 2010 and December 31, 2009, our investment in Global was equal to the market value of our 11.9 million shares of Global’s ordinary shares as follows (in thousands, except for the share amounts):

	June 30, 2010	December 31, 2009

Shares of Global Stock held by HKN	11,893,463	11,893,463

Closing price of Global Stock	£0.72	£0.66

Foreign Currency Exchange Rate	1.5011	1.6221

Market Value of Investment in Global	$12,766	$12,637

The foreign currency translation adjustment of approximately $1.4 million and the unrealized gain on investment of $1.5 million for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the six months ended June 30, 2010.

(4)           EQUITY INVESTMENT IN SPITFIRE ENERGY

At December 31, 2009, we held an investment in Spitfire through our ownership of approximately 25% of Spitfire’s outstanding common shares at those dates. We reflected our investment in Spitfire as an equity method investment. Due to timing differences in our filing requirements and the lack of availability of financial information for the current quarterly period, we recorded our share of Spitfire’s financial activity on a three-month lag.

In accordance with the equity method of accounting, our investment was initially recorded at cost and adjusted to reflect our share of changes in Spitfire’s capital.  It has been subsequently adjusted to recognize our share of their earnings as they occur, rather than as dividends or other distributions are received.  Our share of their earnings also included any other-than-temporary declines in fair value recognized during the period. Changes in our proportionate share of the underlying equity of Spitfire which resulted from their issuance of additional equity securities were recognized in our share of their earnings in our results of operations. Our investment in Spitfire was reported in our consolidated condensed balance sheet at its adjusted carrying value as a non-current asset, and our earnings were reported net of tax as a single line on our consolidated condensed statement of operations.

 During the six months ended June 30, 2010, we sold our remaining investment in Spitfire, consisting of approximately 9.9 million shares of Spitfire common shares, for cash proceeds of $3.3 million. We realized a gain on sale of assets of $1.9 million using the average cost method, which included $351 thousand of foreign currency gains which were reclassified into earnings from other comprehensive income, in our consolidated condensed statement of operations. Therefore, at June 30, 2010, we no longer carried this investment on our consolidated condensed balance sheet. At December 31, 2009, our carrying value of this investment was $1.6 million.

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

Our purchased commodity derivatives are recorded at their estimated fair values within other current assets in the accompanying consolidated condensed balance sheets. Estimated fair values of our purchased commodity derivatives were as follows (in thousands):

					Fair Value
Commodity	Type	Volume/Day	Duration	Price	June 30, 2010	December 31, 2009
Crude Oil	Floor	5,000 bbls	Jan 10 - May 10	$60.00	$-	$15
Crude Oil	Floor	5,000 bbls	June 10 - Oct 10	$60.00	6	-
					$6	$15

During the three months ended June 30, 2010, we sold two months of our commodity contracts for proceeds of approximately $19 thousand, which is recorded in other income in our consolidated condensed statement of operations. We have recorded a net gain of $5 thousand and a net loss of $37 thousand related to our crude oil commodity derivatives for the three and six months ended June 30, 2010, respectively, in other losses in our consolidated condensed statement of operations.

Spitfire Warrants - In association with our investment in Spitfire, we also held 1.3 million warrants to acquire common shares of Spitfire.  We accounted for these warrants as derivatives in accordance with ASC 815. These warrants expired on August 1, 2010. We did not assign any value to these warrants at both June 30, 2010 and December 31, 2009. For the three and six months ended June 30, 2009, we have included unrealized losses of $2 thousand and $14 thousand, respectively, within other losses in our consolidated condensed statement of operations. We had no activity related to these warrants for the three and six months ended June 30, 2010.

Unrealized losses related to our derivative instruments are included in the consolidated condensed statement of operations for the three and six months ended June 30, 2010 and 2009 as follows (in thousands):

	Location of Loss	Amount of Loss or (Gain) Recognized in Income on Derivatives
	or (Gain) Recognized	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives	in Income on Derivatives	2010	2009	2010	2009

Spitfire warrants	Other losses	$-	$2	$-	$14

Commodity contracts	Other losses	(5)	-	37	-

Series M Preferred conversion feature	Other losses	-	9	-	45

		$(5)	$11	$37	$59

(6)           FAIR VALUE MEASUREMENTS

We apply ASC 820, Fair Value Measurements and Disclosures, to nonrecurring, nonfinancial assets and liabilities.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability.  Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The valuation hierarchy contains three levels:

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

We used the following fair value measurements for certain of our assets and liabilities during the six months ended June 30, 2010:

Level 1 Classification:

Investment in Global – Global’s ordinary shares are publicly traded on the Alternative Investment Market (“AIM”) of the London Stock Exchange with quoted prices in active markets. Accordingly, the fair value measurements of these securities have been classified as Level 1.

Commodity contracts – Our purchased commodity derivatives have quoted prices in active markets. Accordingly, the fair value measurements of these securities have been classified as Level 1. Please see Note 5 – Derivative Instruments for additional information.

Level 2 Classification:

Valuation of Our Restricted Stock Utilized as Consideration for our Investment in BWI – Our BWI purchase price allocation utilized fair values under ASC 805, Business Combinations, on a nonrecurring basis.  Please see Note 2 – “Investment in BriteWater International, LLC.” for further discussion on the valuation of this investment.

The following table presents recurring financial assets and liabilities which are carried at fair value as of June 30, 2010 (in thousands):

	Level 1	Level 2	Level 3

Investment in Global (cost method)	$12,766	$-	$-

Commodity contracts	6	-	-

Total assets at fair value	$12,772	$-	$-

(7)           PROPERTY AND EQUIPMENT

A summary of property and equipment follows (in thousands):

	June 30,	December 31,
	2010	2009
Unevaluated properties:

Unevaluated coalbed methane prospects	$5,188	$5,099

Evaluated oil and gas properties	201,450	200,197

OHSOL equipment	6,299	6,227

Facilities and other property	1,646	1,633

Less accumulated depreciation, depletion, and amortization	(173,055)	(171,778)

	$41,528	$41,378

(8)          ASSET RETIREMENT OBLIGATION

We recognize the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. A summary of our asset retirement obligations as of June 30, 2010 is as follows (in thousands):

	Asset Retirement
Asset Category	Obligation Liability	Estimated Life

Oil and gas producing properties	$4,847	1-18 years

Facilities and other property	1,599	3-25 years

	$6,446

 The following table describes all changes to our asset retirement obligation liability during the six months ended June 30, 2010 (in thousands):

Asset retirement obligation at beginning of period	$6,193

Additions during the year	179

Disposals during the year	(144)

Revisions of estimates	-

Accretion expense	218

Asset retirement obligation at end of period	$6,446

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

Our accounting policies for each of our operating segments are the same as those for our consolidated condensed financial statements. Intersegment interest income and intersegment expenses between HKN and BWI under the Loan Agreement has been eliminated in consolidation.  There were no intersegment sales or transfers for the periods presented.  Our financial information, expressed in thousands, for each of our operating segments for the three and six months ended June 30, 2010 and 2009 is as follows:

	For the Three Months Ended June 30, 2010

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$2,718	$-	$-	$2,718
Interest and other income	355	-	(25)	330
Oil and gas operating expenses	1,951	-	-	1,951
General and administrative expenses	590	107	-	697
Benefit for doubtful accounts	(1)	-	-	(1)
Depreciation, depletion, amortization and accretion	715	-	-	715
Other losses, net	-	25	(25)	-
Gain on sale of investment	(1,878)	-	-	(1,878)
Segment income (loss) from continuing operations	$1,696	$(132)	$-	$1,564
Capital Expenditures	$825	$69	$-	$894
Total Assets	$64,325	$8,970	$(2,754)	$70,541

	For the Three Months Ended June 30, 2009

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$2,783	$-	$-	$2,783
Interest and other income	590	-	-	590
Oil and gas operating expenses	1,988	-	-	1,988
General and administrative expenses	638	-	-	638
Benefit for doubtful accounts	(3)	-	-	(3)
Depreciation, depletion, amortization and accretion	885	-	-	885
Other losses, net	12	-	-	12
Equity in losses of Spitfire	33	-	-	33
Gain on sale of investment	(21)	-	-	(21)
Segment loss from continuing operations	$(159)	$-	$-	$(159)
Capital Expenditures	$859	$-	$-	$859
Total Assets	$102,599	$8,843	$(38,212)	$73,230
Equity investment in Spitfire	$1,423	$-	$-	$1,423

	For the Six Months Ended June 30, 2010

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$5,553	$-	$-	$5,553
Interest and other income	814	-	(46)	768
Oil and gas operating expenses	3,284	-	-	3,284
General and administrative expenses	1,175	318	-	1,493
Benefit for doubtful accounts	(21)	-	-	(21)
Depreciation, depletion, amortization and accretion	1,494	-	-	1,494
Other losses, net	42	46	(46)	42
Equity in losses of Spitfire	20	-	-	20
Gain on sale of investment	(1,887)	-	-	(1,887)
Segment income (loss) from continuing operations	$2,260	$(364)	$-	$1,896
Capital Expenditures	$1,316	$79	$-	$1,395
Total Assets	$64,325	$8,970	$(2,754)	$70,541

	For the Six Months Ended June 30, 2009

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$4,803	$-	$-	$4,803
Interest and other income	1,298	-	-	1,298
Oil and gas operating expenses	3,812	-	-	3,812
General and administrative expenses	1,189	-	-	1,189
Provision for doubtful accounts	271	-	-	271
Depreciation, depletion, amortization and accretion	1,985	-	-	1,985
Other losses, net	59	-	-	59
Equity in losses of Spitfire	123	-	-	123
Gain on sale of investment	(21)	-	-	(21)
Income tax benefit	(40)	-	-	(40)
Segment loss from continuing operations	$(1,277)	$-	$-	$(1,277)
Capital Expenditures	$1,689	$-	$-	$1,689
Total Assets	$102,599	$8,843	$(38,212)	$73,230
Equity investment in Spitfire	$1,423	$-	$-	$1,423

(10)         STOCKHOLDERS’ EQUITY

Treasury Stock – At June 30, 2010 and December 31, 2009, we held no shares of treasury stock. During the six months ended June 30, 2010, we repurchased no shares of our common stock and retired no treasury shares. As of June 30, 2010, approximately 530 thousand shares remained available for repurchase under our repurchase program.

Noncontrolling Interest – In June 2009, we initially recorded noncontrolling interests in our consolidated balance sheet for the fair value of the other BWI unitholders’ 80.5% interest in the net assets of our investment in BWI. During the six months ended June 30, 2010, we recorded losses of $364 thousand related to the results of operations of BWI attributable to noncontrolling interests, which resulted in a cumulative noncontrolling interest of $5 million at June 30, 2010.

Put/Call Option to Issue Common Shares – Pursuant to the terms of our investment in BWI, HKN and the other BWI unitholders granted to one another put and call options with respect to 3,050 units of BWI in exchange for the future possible issuance of 725 thousand restricted shares of our common stock. These options are exercisable only if certain conditions are satisfied prior to June 2012.  As of June 30, 2010 one of these conditions has been met, and the Put Option became exercisable by the other BWI unitholders.  The Put Option remains exercisable until June 30, 2012.

No changes in the number of preferred shares and shares held in treasury occurred during the six months ended June 30, 2010. The changes in the number of common shares held during the six months ended June 30, 2010 are as follows:

Number of Shares
Description	Common
Balance as of December 31, 2009	9,553,847
Common shares issued for preferred stock dividends	74

Balance as of June 30, 2010	9,553,921

(11)        EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock. The following table sets forth the computation of basic and diluted income (loss) per share for the three and six months ended June 30, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Net Income Attributed to Common Stock	Weighted-Average Shares	Per Share Income	Net Loss Attributed to Common Stock	Weighted-Average Shares	Per Share Loss
Basic EPS:

Income (loss)	$1,653	9,554	$0.17	$(348)	8,735	$(0.04)
Effect of dilutive securities
Preferred stock (A)	-	-	-	-	-	-
Diluted earnings (loss) per share	$1,653	9,554	$0.17	$(348)	8,735	$(0.04)

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Net Income Attributed to Common Stock	Weighted-Average Shares	Per Share Income	Net Loss Attributed to Common Stock	Weighted-Average Shares	Per Share Loss
Basic EPS:

Income (loss)	$2,151	9,554	$0.23	$(1,559)	8,925	$(0.17)
Effect of dilutive securities
Preferred stock (A)	-	-	-	-	-	-
Diluted earnings (loss) per share	$2,151	9,554	$0.23	$(1,559)	8,925	$(0.17)

(A)	Our Preferred Shares which were outstanding in the periods presented were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(12)         CONTINGENCIES

BriteWater Contingencies – Please See Note 2 – Investment in BriteWater International, LLC for further discussion on BWI contingencies.

IRS Examination - On August 6, 2008, we received a Revenue Agent’s Report in which the Internal Revenue Service (“IRS”) proposed an adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company recognized gain for ACE purposes on the sale of the Global PLC stock in 2005.  In its proposed adjustment, the IRS alleges that the Company owes approximately $3.6 million in tax for the year ended December 31, 2005. Penalties and interest calculated through June 30, 2010 in the amount of $2.2 million could also be assessed. In response to the proposed adjustment and corresponding tax assessment, the Company filed a written protest and request for conference on September 5, 2008 to address the proposed adjustment with the Appeals division of the IRS.  On October 29, 2008, we received an acknowledgement of receipt of our written protest and request for conference from the IRS Appeals Office. In April 2009, we filed our supplement to the written protest filed with the IRS.  In March 2010, the IRS requested and we agreed to extend the statute of limitations to June 2011. We anticipate the appeals office will contact us to address this matter but have received no other responses to date.

ASC 740, Income Taxes prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  Based on the requirements of ASC 740, we have recorded an income tax contingency, including interest and penalties, as of June 30, 2010, of $225 thousand in our consolidated financial statements based, in part, on a preliminary indication of a probability-weighted fair value assessment of the Global stock. We intend to vigorously defend the proposed adjustment and strongly believe that the Company has meritorious defenses.

Environmental Contingencies -- The Environmental Protection Agency (“EPA”) visited our Main Pass facility and issued a report during April 2008 which detailed minor housekeeping violations, several of which were corrected during the course of the inspection. We responded to this report during June 2008 with explanations of how each violation was fully remediated. During May 2010, we received a letter from the EPA requesting a meeting to discuss our June 2008 response. We held an initial meeting with the EPA during July 2010, and we expect to have a follow-up meeting with their representatives in the near future. Any potential fines related to the 2008 inspection are not expected to exceed $50 thousand.

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

(13)         RELATED PARTY TRANSACTIONS

As described in Note 2 –“Investment in BriteWater International, LLC”, in June 2009, we entered into an agreement in which we issued restricted shares of our common stock in exchange for units of BWI.  In June 2009, we entered into a Loan Agreement with BWI under which we may make secured loans to BWI up to a maximum amount of $2.5 million.  These loans are secured by all assets of BWI and are due and payable on or before June 30, 2012.  As of June 30, 2010, we have made approximately $1.4 million in aggregate secured loans to BWI.  Two of the BWI existing unitholders, Quadrant Management, Inc., (“Quadrant”) and UniPureEnergy Acquisition, Ltd. (“UEA”) are affiliates of the Quasha family.  Alan G. Quasha is the Chairman of the Board of Directors of HKN.

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

Each year we evaluate our assets to determine which may have reached their full potential, do not have an expectation of near-term value enhancement or represent a disproportionate concentration of value in one asset and should be targeted for monetization.  In March 2010, we sold our interests in a non-strategic natural gas property at auction.

                We have a cash balance of approximately $10.5 million at June 30, 2010. Our operations for the first half 2010 were cash-flow positive, and we plan to continue to increase our discretionary cash balance during the remainder of 2010.  We anticipate our future operating cash flow and other capital resources, if needed, will adequately fund our remaining planned capital expenditures and other capital uses in 2010.  Average commodity prices for oil and natural gas increased in the first half 2010 as compared to the first half 2009.

Gulf Coast Oil and Gas Properties

Our revenues are primarily derived from sales from our Gulf Coast oil and gas producing properties.  During 2010, our oil and gas revenue has been comprised of approximately 88% oil sales and 12% natural gas sales. During the six months ended June 30, 2010, our results of operations reflect increased oil and natural gas revenues which are primarily the result of increased commodity prices in 2010. Substantially all of our production is concentrated in twelve oil and gas fields along the onshore and offshore Texas and Louisiana Gulf Coast.

Approximately 60% of our production comes from our operated properties all located in the United States. These revenues are a function of the oil and gas volumes produced and the prevailing commodity price at the time of production, and certain quality and transportation discounts. The commodity prices for crude oil and natural gas as well as the timing of production volumes have a significant impact on our operating income. For the six months ended June 30, 2010, our net domestic production rate averaged approximately 509 barrels of oil equivalent (“boe”) per day.

The following field data updates the status of our operations through June 30, 2010:

Main Pass, Plaquemines Parish – Louisiana

We have enhanced the value of our Main Pass 35 field, which is located offshore Louisiana in the Gulf of Mexico, by performing various process and structural upgrades and improvements to the facility and its equipment.  We believe our Main Pass 35 asset is in a strategic location within the Gulf of Mexico and has unique characteristics such as low-decline oil production, behind-pipe development potential as well as third-party oil, gas and water processing and handling services for neighboring fields in the area.  We consider our Main Pass 35 field to be a strategic asset.

We have an average 91% interest in Main Pass 35 and are the field operator. This field contains a ten-platform facility complex including separation, injection, compression, processing and transportation terminals for oil, water and gas. The field also contains 66 wellbores (60 oil and 6 injection wells), of which 33 are active, and an eight mile oil transport line with pump/metering facilities. Our Main Pass 35 facility is located approximately six miles offshore in state waters off the Gulf Coast of Louisiana. We currently have license to 21 square miles of 3D seismic data covering the area held by productive leases. Gross production during the second quarter 2010 averaged approximately 369 boe per day.

During the second quarter 2010, work began on pipeline modifications mandated by the Corps of Engineers to a third-party gas sales line that serves our facility. The majority of the work was postponed due to the above average level of the Mississippi River, and completion of the project was delayed until after hurricane season. We anticipate that the pipeline work will be finished in November, and have decided to defer additional well work until that time.

Creole Field, Terrebonne Parish - Louisiana

We hold an average 15% non-operated working interest in this offshore field. Gross daily production from the wells was approximately 1,156 boe per day during the second quarter 2010. One major workover to replace tubing and one re-entry of an abandoned well were successfully completed in 2010. The previously abandoned SL18423 #3 well was re-entered and tested at gross rates in excess of 100 boe per day. The well was placed on production in mid-April, and has averaged 83 boepd through the second quarter. At the suggestion of the new operator which took over operations during the quarter, a program was designed and implemented to pressure test a number of wells in the field. This data is necessary for the proper configuration of the gas lift system, and also for diagnostic purposes to determine if a stimulation program would be beneficial in order to increase production from the field. The data gathered in this program has led to the determination that several of the wells would benefit from acid stimulation. Acid stimulation programs have been designed for four of the completions, and the operator is awaiting AFE approval from several of the other working interest owners. This work should be completed in the third quarter 2010.

Lake Raccourci Field, Lafourche Parish – Louisiana

We hold an average 55% operated working interest in each of our Lake Raccourci wells. Gross production for this field averaged 34 boe per day for the second quarter 2010. Production from the field has remained significantly decreased since the SL 14284-1 well ceased production in 2009.  In late second quarter 2010, the SL14589 #3 well was successfully recompleted in the Bol 2 for 2.0 Mscfd Gross (341 Boepd) and put on production in late June. We continue to consider this field for divestiture in 2010, although no final decision has been made at this time.

Lapeyrouse Field, Terrebonne Parish – Louisiana

We hold an average non-operated working interest of approximately 12% in the production from five wells in this field. Gross field production averaged approximately 244 boe per day for the second quarter 2010.  We continue to consider this field for divestiture in 2010, although no final decision has been made at this time.

Point-a-la-Hache Field, Plaquemines Parish – Louisiana

 We maintain a 25% operated working interest in one producing well in this field. Average gross production for the second quarter 2010 was approximately 35 boe per day.  During 2010, we successfully re-perforated our saltwater disposal well in order to maintain specified injection pressure tolerance and keep production rates steady.

East Lake Verret, Assumption Parish – Louisiana

We have an average 5% non-operated working interest in this field. Gross daily production from the two development wells on this project was approximately 571 boe per day during the second quarter 2010.

Point-au-Fer Field, Terrebonne Parish – Louisiana

We own a 12.5% non-operated working interest in this approximate 56 square mile area. Gross production for this field was approximately 45 boe per day for the second quarter 2010. Several prospects have been identified in the area, but due to current commodity pricing, we expect additional drilling and workover activity could be delayed indefinitely by the operator.

Branville Bay Field, St. Bernard Parish – Louisiana

We own a 12.5% non-operated working interest in two state leases in the Branville Bay area of Chandeleur Sound Block 71. Gross production for this field was approximately 176 boe per day for the second quarter 2010.

NW Speaks Field, Lavaca County – Texas

We own approximately 2% to 7% in various leases in the NW Speaks area. Current gross production for this field averaged approximately 45 boe per day during the second quarter 2010 from two wells.

Allen Ranch Field, Colorado County – Texas

We own an 11.25% non-operated working interest in this area. Gross production for this field was approximately 22 boe per day during the second quarter 2010, primarily from the initial well, the Hancock Gas Unit #1 which is the only well currently producing from the field. Another development location has been identified, but future development of the field is currently on hold pending higher natural gas pricing.

Raymondville Field, Willacy County – Texas

In March 2010, we sold our interest in this field effective April 1, 2010.

Lucky Field, Matagorda County - Texas

We own a 7.5% non-operated working interest in this area. Current gross production for this field averaged approximately 19 boe per day during the second quarter of 2010. The operator received a force majeure notification from the pipeline company which informed us that our well will need to be shut in for the next four months. A pending recompletion has been deferred until such time as the pipeline becomes available.

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

On the Ohio Cumberland Prospect, the Phase II project has been temporarily suspended until such time as gas commodity pricing increases.  We continue to focus our efforts on the Indiana Posey Contract.

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

At June 30, 2010 and December 31, 2009, we owned approximately 34% of Global’s ordinary shares. Our investment in Global was equal to the market value of our 11.9 million shares of Global’s common stock as follows (in thousands, except for share amounts):

	June 30, 2010	December 31, 2009

Shares of Global Stock held by HKN	11,893,463	11,893,463

Closing price of Global Stock	£0.72	£0.66

Foreign Currency Exchange Rate	1.5011	1.6221

Market Value of Investment in Global	$12,766	$12,637

The foreign currency translation adjustment of approximately $1.4 million and the unrealized gain on investment of $1.5 million for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the six months ended June 30, 2010.

INVESTMENT IN SPITFIRE

During the six months ended June 30, 2010, we sold our remaining common share holdings in Spitfire, which was approximately 9.9 million Spitfire shares, in the market for cash proceeds of $3.3 million.

INVESTMENT IN BRITEWATER INTERNATIONAL, LLC.

In 2009, we acquired a 19.5% interest in a privately-held company, BWI, which owns a patented oilfield emulsion breaking “OHSOL” technology. We are deemed to be the primary beneficiary, and accordingly, we have consolidated the assets and liabilities of BWI as of June 30, 2009, the investment date. The results of operations for the three and six months ended June 30, 2010 have been consolidated in our results of operations. See Note 2 – Investment in BriteWater International, LLC.” for further information.

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

Based on the June 30, 2010 commodity pricing of $4.67 per Mmbtu for natural gas and $79.35 per barrel for crude oil, we did not have an impairment of our oil and natural gas properties under the full cost method of accounting.  Due to the imprecision in estimating oil and natural gas revenues as well as the potential volatility in oil and natural gas prices and their effect on the carrying value of our proved oil and natural gas reserves, there can be no assurance that write-downs in the future will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities.

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

Equity Method Investments – For investments in which we have the ability to exercise significant influence but do not control, we follow the equity method of accounting.  Initial investments are recorded at cost and adjusted by the proportionate share of the investee’s earnings and capital transactions.  Our share of investee earnings are recorded to our income statement and our share of their capital transactions are recorded in our shareholders’ equity.  We evaluate these investments for other-than-temporary declines in value each quarter; any impairment found is recognized through earnings.  Prior to our sale of our investment in common shares of Spitfire, we reflected our investment in Spitfire as an equity method investment.

Translation of Non-U.S. Currency Amounts - Assets and liabilities of our former equity investment in Spitfire Energy, whose functional currency is the Canadian dollar, were translated into U.S. dollars at exchange rates in effect at each balance sheet date. Revenue and expense items were translated at average exchange rates prevailing during the periods. Our investment in Global is also subject to foreign currency exchange rate risk as our ownership of Global’s ordinary shares are denominated in British sterling pounds. Translation adjustments are included in other comprehensive income until the investment is sold.

Consolidation of variable interest entities - Our investment in BWI is considered to be a variable interest, as defined in ASC 810-10, Consolidation. ASC 810-10-25 requires the primary beneficiary of a variable interest entity’s (“VIE”) activities to consolidate the VIE. A VIE is defined  as an entity in which the equity investors do not have substantive voting rights and there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We have determined that our investment in BWI meets these requirements, and we are the primary beneficiary, as defined. Accordingly, we began consolidating the assets and liabilities of BWI as of June 30, 2009 (the investment date). The results of operations for the three and six months ended June 30, 2010 are consolidated in our results of operations.

As of June 30, 2010, we owned less than a majority of the common shares of Global and did not possess the legal power to direct the operating policies and procedures of Global. In addition, we have concluded that Global was not a VIE at June 30, 2010.

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

In February 2010, the FASB issued ASC 2010-09, Amendments to Certain Recognition and Disclosure Requirements, related to subsequent events under ASC 855, Subsequent Events. This guidance states that if an entity is an SEC filer it is required to evaluate subsequent events through the date that the financial statements are issued. In addition, an entity that is an SEC filer is not required to disclosure the date through which subsequent events have been evaluated. This guidance is effective for HKN upon the issuance of the final Update. We adopted this guidance as of February 2010 and no disclosures were required in our consolidated condensed financial statements as of the date these financial statements were issued.

RESULTS OF OPERATIONS

For the purposes of discussion and analysis, we are presenting a summary of our consolidated condensed results of operations followed by more detailed discussion and analysis of our operating results.  The primary components of our net income (loss) for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands, except per-share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Oil and gas operating profit (1)	$767	$795	(4%)	$2,269	$991	129%
Gas sales revenues	$241	$430	(44%)	$653	$1,064	(39%)
Gas production (mcf)	56,795	120,839	(53%)	114,591	267,444	(57%)
Gas price per mcf	$4.24	$3.56	19%	$5.70	$3.98	43%
Oil sales revenues	$2,477	$2,353	5%	$4,900	$3,739	31%
Oil production (bbls)	32,406	41,258	(21%)	64,077	78,316	(18%)
Oil price per bbl	$76.44	$57.03	34%	$76.47	$47.74	60%
Other revenues, net	$330	$590	(44%)	$768	$1,298	(41%)
General and administrative expenses, net	$697	$638	9%	$1,493	$1,189	26%
Provision (benefit) for doubtful accounts	$(1)	$(3)	67%	$(21)	$271	(108%)
Depreciation, depletion, amortization and accretion	$715	$885	(19%)	$1,494	$1,985	(25%)
Other losses	$-	$12	(100%)	$42	$59	(29%)
Equity in losses in Spitfire	$-	$33	(100%)	$20	$123	(84%)
Gain on sale of investment	$(1,878)	$(21)	(8843%)	$(1,887)	$(21)	(8886%)
Income tax benefit	$-	$-	100%	$-	$(40)	100%
Net income (loss)	$1,564	$(159)	1084%	$1,896	$(1,277)	248%
Net loss attributed to noncontrolling interests	$85	$-	100%	$255	$-	100%
Net income (loss) attributed to HKN	$1,649	$(159)	1137%	$2,151	$(1,277)	268%
Net income (loss) attributed to common stock	$1,653	$(348)	575%	$2,151	$(1,559)	238%
Net income (loss) per common share:
Basic and diluted	$0.17	$(0.04)	534%	$0.23	$(0.17)	229%

(1)	Oil and gas operating profit is calculated as oil and gas revenues less oil and gas operating expenses

The following is our discussion and analysis of significant components of our operations which have affected our operating results and balance sheet during the periods included in the accompanying consolidated condensed financial statements.

Oil and Gas Revenues and Oil and Gas Expenses for the Quarterly Periods Ended June 30, 2010 Compared to June 30, 2009

Our oil and gas revenues decreased from approximately $2.8 million in the second quarter 2009 to $2.7 million for the current quarter.  The slight decrease was due primarily to lower gas volumes which were partially offset by higher oil and gas prices received during the period.

Our oil revenues increased to approximately $2.5 million during the second quarter 2010 from approximately $2.4 million during the second quarter 2009. We realized a 34% increase in oil prices received, increasing from an average of $57.03 per barrel in the second quarter 2009 to $76.44 per barrel in the current quarter.  Overall oil production decreased by 21% in the second quarter 2010 as compared to the prior year period primarily as a result of production declines at Main Pass due to downtime resulting from compressor work performed on the facility as well as certain flowline repairs.  In addition, we sold our interest in the Raymondville field effective April 1, 2010.

Our natural gas revenues decreased from $430 thousand in the second quarter 2009 to $241 thousand for the second quarter 2010. The prices realized for natural gas sales increased 19%, averaging $4.24 per mcf in the second quarter 2010 compared to $3.56 per mcf during the second quarter 2009.  Natural gas production decreased 53% in second quarter 2010 as compared to the prior year period due primarily to the sale of our interests in the Raymondville field at auction effective April 1, 2010. In addition, we had decreased production from the Lapeyrouse fields caused by normal production declines.

Our oil and gas operating expense decreased 2%, decreasing by $37 thousand compared to the second quarter 2009.

Interest and Other Income, net

Fees, interest and other income decreased from $590 thousand during the second quarter 2009 to $330 thousand during the second quarter 2010, primarily due to lower processing fees compared to the prior year period as a result of declines in third party production coming through the Main Pass facility.

General and Administrative Expense

General and administrative expenses increased 9% from $638 thousand for the second quarter 2009 to $697 thousand for the second quarter 2010 primarily due to additional costs associated with the consolidation of BWI. Remaining general and administrative costs were slightly lower as compared to the prior year period.

Provision for Doubtful Accounts

We recognized a benefit in our provision for doubtful accounts of approximately $1 thousand during the second quarter 2010 due to the collection of a previously reserved accounts receivable balance.

Depreciation, Depletion, Amortization and Accretion Expense

Depreciation, depletion, amortization and accretion (DD&A) expense decreased 19% during the second quarter 2010 when compared to the prior year period due to lower production volumes.  The quarterly depletion rate per boe on our properties increased from $13.38 in the second quarter 2009 to $14.83 per boe in the second quarter 2010 as a result of increased proved reserve volumes as compared to the prior year period.

Other Losses

During the second quarter 2010, the gain on the sale of certain of our commodity contracts was offset by interest expense paid on the short term note payable. During the second quarter 2009, other losses were primarily comprised of decreases in the fair value of the Series M Preferred conversion feature dividend liability and the Spitfire warrants.

Income Tax Expense/Benefit

We recognized no income tax expense during the second quarter 2010 or 2009.

Oil and Gas Revenues and Oil and Gas Expenses for the Six Month Period Ended June 30, 2010 Compared to June 30, 2009

Along with increased oil and gas commodity pricing during the first half 2010, our oil and gas revenues increased from $4.8 million in the prior year period to $5.6 million for the current year period.  This increase was due to the higher oil and gas prices received during the period.

Our natural gas revenues decreased from $1.1 million during the first six months of 2009 to $653 thousand for the same period in 2010. The prices realized for natural gas sales increased 43%, averaging $5.70 per mcf in the first half of 2010 compared to $3.98 per mcf during the first half of 2009.  Natural gas production decreased 57% in the first six months of 2010 as compared to the prior year period due to the sale of our interests in the Raymondville field at auction effective April 1, 2010. In addition, we had decreased production at the Lake Raccourci field due to the loss of the 14284 #1 well.

Our oil revenues increased to approximately $4.9 million during the first six months of 2010 from approximately $3.7 million during the same period in 2009. We realized a 60% increase in oil prices received, increasing from an average of $47.74 per barrel in the first half of 2009 to $76.47 per barrel in the current year period.  Overall oil production decreased 18% in the first six months of 2010 as compared to the prior year period due primarily to cold weather emulsion issues and compressor downtime at Main Pass 35. In addition, we sold our interests in the Raymondville field at auction effective April 1, 2010.

Our oil and gas operating expense decreased 14%, decreasing from approximately $3.8 million during the first six months of 2009 to $3.3 million during the same period in 2010 due primarily to lower severance taxes as well as a refund for prior period related to the inactive well exemption on certain wells at Main Pass.

Interest and Other Income, net

Fees, interest and other income decreased from $1.3 million during the first six months of 2009 to $768 thousand in the 2010 period, primarily due to a one-time emulsion and downtime fee charged to a Main Pass processing and handling customer in 2009. In addition, processing fees decreased compared to the prior year period due to production declines in third party production coming through the Main Pass facility.

General and Administrative Expense

General and administrative expenses increased 26% from $1.2 million for the first half of 2009 to $1.5 million for the first half of 2010 primarily due to salary, consultant and travel costs associated with prospective activities connected with the consolidation of BWI. Remaining general and administrative costs were slightly lower of the prior period.

Provision for Doubtful Accounts

We recognized a benefit for doubtful accounts of approximately $21 thousand for the first six months of 2010 primarily due to the collection of previously reserved receivables. We recognized a provision for doubtful accounts of approximately $271 thousand for the first six months of 2009 primarily due to one of our customers at Main Pass 35 declaring Chapter 11 bankruptcy.

Depreciation, Depletion, Amortization and Accretion Expense

Depreciation, depletion, amortization and accretion (DD&A) expense decreased 25% during the first six months of  2010 when compared to prior year period due to lower production volumes.  The average depletion rate per boe on our properties increased from $15.22 in the first six months of 2009 to $15.67 per boe in first six months of 2010.

Other Losses

During the first half of 2010, other losses were comprised of decreases in the fair value of our purchased crude oil floor commodity contracts.  During the first half of 2009, other losses were primarily comprised of the $45 thousand increase in the fair value of the Series M Preferred conversion feature dividend liability. We also recognized a loss of $14 thousand related to the decrease in the fair value of our Spitfire warrants during the first half of 2009.

Income Tax Expense (Benefit)

We recognized no income tax expense during the first half of 2010. We recognized an income tax benefit of $40 thousand during first six months of 2009 due primarily to an adjustment made in the current period to our 2008 state and federal income tax liability.

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

	June 30,	December 31,
(Thousands of dollars)	2010	2009

Current ratio	3.41 to 1	2.74 to 1

Working capital (1)	$9,335	$5,989

Total debt (2)	$312	$-

Total cash and marketable securities less debt	$10,184	$7,030

Total stockholders' equity	$59,634	$57,831

Total liabilities to equity	0.18 to 1	0.18 to 1

(1)	Working capital is the difference between current assets and current liabilities.
(2)	This short-term note payable for the financing of our insurance policy renewal has been paid in full as of August 5, 2010.

The increase in our working capital as of June 30, 2010 as compared to December 31, 2009 is primarily due to a the sale of our investment in Spitfire and positive cash generated by operations. We used approximately $1.4 million during the 2010 period for capital projects.  The majority of these capital expenditures were used for the recompletion of two producing wells at our Creole field, increasing both our reserves and production from this field.

During the first six months of 2010, oil and natural gas prices have increased as compared to the prior year period. We continue to maintain positive cash flow from operations during 2010. We have a cash balance of approximately $10.5 million at June 30, 2010. We anticipate our remaining 2010 operating cash flow and other capital resources, if needed, will adequately fund our planned capital expenditures and other capital uses.

We may continue to deploy cash for discretionary capital expenditures, long-term investments or seek to raise financing through the issuance of debt, equity and convertible debt instruments, if needed, for utilization of acquisition, development or investment opportunities as they arise. We may also reduce our ownership interest in Global’s common shares through strategic sales under certain conditions.

Capital Structure

At June 30, 2010, if our remaining convertible preferred stock were converted, and if the option to issue common shares associated with our investment in BWI were exercised (as described below), we would be required to issue the following amounts of our common stock:

		Shares of Common
		Stock Issuable at
Instrument	Conversion Price (a)	June 30, 2010

Series G1 Preferred	$280.00	357

Series G2 Preferred	$67.20	1,488

BWI Put/Call Option (b)		725,000

Common Stock Potentially Issued Upon Conversion		726,845

(a) Certain conversion prices are subject to adjustment under certain circumstances.
(b) See Note 2- "Investment in BriteWater International, LLC." for additional information.

Put/Call Option to Issue Common Shares – Pursuant to the terms of our investment in BWI and the related agreement, HKN and the other BWI unitholders granted to one another put and call options with respect to 3,050 units of BWI in exchange for the future possible issuance of 725 thousand restricted shares of our common stock. These options are exercisable only if certain conditions are satisfied prior to June 2012.  As of June 30, 2010 one of these conditions has been met, and the Put Option became exercisable by the other BWI unitholders.  The Put Option remains exercisable until June 30, 2012.  See Note 2- Investment in BriteWater International, LLC.” for additional information.

Significant Ownership of our Stock

As of June 30, 2010, Lyford Investments Enterprises Ltd. (“Lyford”) beneficially owned approximately 33% of the combined voting power of our common stock.  Lyford is in a position to exercise significant influence over the election of our board of directors and other matters.

Cash Flows

Net cash flow provided by operating activities during the six months ended June 30, 2010 was $1.2 million, as compared to net cash provided of $10.9 million in the prior year period. The decrease in cash flow provided by operating activities as compared to the prior year period was primarily caused by a $9.5 million conversion of marketable securities into cash in the prior year period. Our cash on hand at June 30, 2010 totaled approximately $10.5 million.

Net cash flow provided by financing activities during the six months ended June 30, 2010 was $312 thousand, as compared to net cash used of $2.7 million in the prior year period. The increase was due primarily to proceeds received from the short-term note payable and no treasury stock repurchases or preferred stock redemptions in the current year period as compared to the prior year period. Net cash flow provided by investing activities during the six months ended June 30, 2010 was $1.9 million, as compared to net cash used of $1.5 million in the prior year period. The current year was primarily comprised of capital expenditures of $1.4 thousand associated with recompletion costs for two wells in our outside-operated Creole field offset by cash proceeds of $3.3 million received on the sale of our Spitfire common shares.

Obligations, Contingencies and Commitments

Oil, Natural Gas and Coalbed Methane Commitments – During the first half 2010, we expended approximately $1.4 thousand of capital expenditures and workovers in the United States. The majority of these capital expenditures were associated with recompletion costs for two wells in the Creole field in southern Louisiana.  We expect to fund our capital expenditures with available cash on hand and through projected cash flow from operations.  Our capital expenditures for 2010 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in us losing certain prospect acreage or reducing our interest in future development projects.

BriteWater Contingency – In 2009, BWI recorded a contingent liability of $800 thousand which may be payable upon the conclusion of certain events related to BWI's equipment. This contingent liability is included in other accrued liabilities within our consolidated condensed balance sheet.

Environmental Contingencies – The Environmental Protection Agency (“EPA”) visited our Main Pass facility and issued a report during April 2008 which detailed minor housekeeping violations, several of which were corrected during the course of the inspection. We responded to this report during June 2008 with explanations of how each violation was fully remediated. During May 2010, we received a letter from the EPA requesting a meeting to discuss our June 2008 response. We held an initial meeting with the EPA during July 2010, and we expect to have a follow-up meeting with their representatives in the near future. Any potential fines related to the 2008 inspection are not expected to exceed $50 thousand.

IRS Tax Examination – In August 2008, we received a Revenue Agent’s Report in which the Internal Revenue Service (“IRS”) proposed an adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company recognized gain for ACE purposes on the sale of the Global PLC stock in 2005.  In its proposed adjustment, the IRS alleges that the Company owes approximately $3.6 million in tax for the year ended December 31, 2005. Penalties and interest calculated through June 30, 2010 in the amount of $2.2 million could also be assessed. In response to the proposed adjustment and corresponding tax assessment, the Company filed a written protest and request for conference on September 5, 2008 to address the proposed adjustment with the Appeals division of the IRS.  On October 29, 2008, we received an acknowledgement of receipt of our written protest and request for conference from the IRS Appeals Office. In April 2009, we filed our supplement to the written protest filed with the IRS.  In March 2010, the IRS requested and we agreed to extend the statute of limitations to June 2011. We anticipate the appeals office will contact us to address this matter but have received no additional response to date.

FIN 48 prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  Based on the requirements of FASB ASC 740, Income Taxes, we have recorded an income tax contingency, including interest and penalties, as of June 30, 2010, of $225 thousand in our consolidated condensed financial statements based, in part, on a preliminary indication of a probability-weighted fair value assessment of the Global stock. We intend to vigorously defend the proposed adjustment and strongly believe that we have meritorious defenses.

Deferred Tax Liability – In 2009, upon our investment in BWI, we recorded a deferred tax liability calculated by applying the domestic statutory tax rates to the difference between the book purchase price and the tax basis. This difference resulted in a deferred tax liability of $960 thousand. Additionally, at the acquisition date of June 30, 2009, there were net operating losses (“NOL”) of approximately $2.8 million  and a related deferred tax asset of $962 thousand. The company applied a valuation allowance of $575 thousand against the deferred tax asset, which resulted in a net deferred tax liability of $573 thousand. The valuation allowance was due to the uncertainty related to the timing of when the NOL will expire versus the amount of time that these assets will be fully depreciated.

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

We recognize the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. At June 30, 2010, our asset retirement obligation liability totaled approximately $6.4 million.

From time to time, we provide for reserves related to contingencies when a loss is probable and the amount is reasonably estimable.

In addition to the above commitments, during 2010 and afterward, government authorities under our Louisiana state leases and other operators may also request us to participate in the cost of drilling additional exploratory and development wells. We may fund these future expenditures at our discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on factors out of our control, such as the timing of the request, the depth of the wells and the location of the property. As of June 30, 2010, we had no material purchase obligations.

Off-Balance Sheet Arrangements - As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2010, we were not involved in any unconsolidated SPE transactions. We have no off-balance sheet arrangements.

Treasury Stock – At June 30, 2010 and December 31, 2009, we held no shares of treasury stock. During the six months ended June 30, 2010, we repurchased no shares of our common stock and retired no treasury shares. As of June 30, 2010, approximately 530 thousand shares remained available for repurchase under our repurchase program.

Adequacy of Capital Sources and Liquidity

We believe that we have the ability to provide for our operational needs, our planned capital expenditures and possible investments through projected operating cash flow and cash on hand. Our operating cash flow would be adversely affected by continued declines in oil and natural gas prices, which can be volatile.  However, we have worked to reduce our controllable costs and expect to maintain positive cash flow from operations.  Should projected operating cash flow decline, we may further reduce our capital expenditures and possible investments and/or consider the issuance of debt, equity and convertible debt instruments, if needed, for utilization for the capital expenditure program or possible energy-based investment opportunities.  We may also reduce our ownership interest in Global’s common shares through strategic sales under certain conditions.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 (c)           The following table provides information about purchases by us during the three months ended June 30, 2010, of our Common Stock.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2010 through April 30, 2010	-	$-	-	529,586

May 1, 2010 through May 31, 2010	-	$-	-	529,586

June 1, 2010 through June 30, 2010	-	$-	-	529,586

Total	-	$-	-	529,586

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit

3.1	Restated Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.1 to Harken’s Form 10-K dated February 28, 2006, File No. 1-10262, and incorporated herein by reference).

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

HKN, Inc.
(Registrant)

Date: August 5, 2010	By:	/s/ Anna M. Williams
Anna M. Williams
Senior Vice President and
Chief Financial Officer