Form 10-Q
period 2010-09-30
HKN, Inc.
filed 2010-11-04
CIK 313478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No ✓

The number of shares of Common Stock, par value $0.01 per share, outstanding as of November 1, 2010 was 10,061,024.

HKN, INC.
INDEX TO QUARTERLY REPORT
September 30, 2010

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

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

HKN, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except for share amounts)
(unaudited)

Assets	September 30,	December 31,
	2010	2009

Current Assets:
Cash and cash equivalents	$5,074	$7,030
Accounts receivable, net	1,697	1,969
Senior secured note receivable-Global	5,022	-
Prepaid expenses and other current assets	720	433
Total Current Assets	12,513	9,432

Property and equipment, net	41,813	41,378

Intangible assets	2,591	2,591
Investment in Global	11,703	12,637
Equity investment in Spitfire	-	1,608
Other assets, net	176	414
	$68,796	$68,060

Liabilities and Stockholders' Equity

Current Liabilities:
Trade payables	$570	$498
Accrued liabilities	2,093	2,153
Income tax contingency	225	225
Revenues and royalties payable	828	567
Total Current Liabilities	3,716	3,443

Asset Retirement Obligation	6,480	6,193
Deferred Income Taxes	593	593
Preferred Stock Dividends Payable	4	-
Total Liabilities	10,793	10,229

Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $100 thousand liquidation value
700,000 shares authorized; 1,000 shares outstanding	1	1
Series G2 Preferred Stock, $1.00 par value; $100 thousand liquidation value
100,000 shares authorized; 1,000 shares outstanding	1	1
Common stock, $0.01 par value; 24,000,000 shares authorized;
10,061,024 and 9,553,847 shares issued, respectively	101	96
Additional paid-in capital	439,131	437,877
Accumulated deficit	(386,724)	(388,644)
Accumulated other comprehensive income	2,057	3,213
Total HKN, Inc. Stockholders' Equity	54,567	52,544
Noncontrolling interest	3,436	5,287
Total Stockholders’ Equity	58,003	57,831
	$68,796	$68,060

The accompanying Notes to Consolidated Condensed Financial Statements are
an integral part of these Statements.

HKN, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues and other:
Oil and gas operations	$2,861	$2,649	$8,414	$7,452
Fees, interest and other income	445	448	1,213	1,746
Total revenue	3,306	3,097	9,627	9,198
Costs and Expenses:
Oil and gas operating expenses	2,029	2,169	5,313	5,981
General and administrative expenses	899	834	2,392	2,023
Provision (benefit) for doubtful accounts	-	(49)	(21)	222
Depreciation, depletion, amortization and accretion	806	752	2,300	2,736
Equity in losses of Spitfire	-	50	20	173
Gain on sale of investment	-	(2)	(1,887)	(23)
Other losses (gains)	22	(42)	64	17
Total costs and expenses	3,756	3,712	8,181	11,129
Income (loss) before income taxes	$(450)	$(615)	$1,446	$(1,931)
Income tax benefit	-	-	-	(40)
Net income (loss)	$(450)	$(615)	$1,446	$(1,891)
Net loss attributable to noncontrolling interest	221	160	476	160
Net income (loss) attributable to HKN, Inc.	(229)	(455)	1,922	(1,731)
Dividends related to preferred stock	(4)	(73)	(4)	(355)
Net income (loss) attributed to common stock	$(233)	$(528)	$1,918	$(2,086)
Basic and diluted net income (loss) per common share:
Net income (loss) per common share	$(0.02)	$(0.05)	$0.20	$(0.23)
Weighted average common shares outstanding	9,629,855	9,639,077	9,579,462	9,165,322

The accompanying Notes to Consolidated Condensed Financial Statements are
an integral part of these Statements.

HKN, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$1,446	$(1,891)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion, amortization and accretion	2,300	2,736
Equity in losses of Spitfire	20	173
Realized gain from sale of Spitfire shares	(1,887)	(23)
Change in operating assets and liabilities:
Increase in prepaid assets and other	(337)	(33)
Decrease in accounts receivable and other	272	1,688
Decrease in marketable securities	-	9,497
Increase (decrease) in trade payables and other	88	(1,457)
Net cash provided by operating activities	1,902	10,690

Cash flows from investing activities:
Capital expenditures	(2,068)	(2,382)
Proceeds from sale of oil and gas assets	72	-
Proceeds from sale of Spitfire common shares	3,253	187
Issuance of senior secured note receivable to Global	(5,000)	-
Net cash used in investing activities	(3,743)	(2,195)

Cash flows from financing activities:
Proceeds from note payable	427	-
Principal payments on note payable	(427)	-
Payment of preferred stock dividends	-	(207)
Preferred stock redemption	-	(1,000)
Purchases of treasury shares	(115)	(1,719)
Net cash used in financing activities	(115)	(2,926)

Net increase (decrease) in cash and cash equivalents	(1,956)	5,569
Cash and cash equivalents at beginning of period	7,030	5,722
Cash and cash equivalents at end of period	$5,074	$11,291

The accompanying Notes to Consolidated Condensed Financial Statements are
an integral part of these Statements.

HKN, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Unaudited)

(1)           BASIS OF PRESENTATION

Our accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to prevent the information presented from being misleading. In our opinion, these financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2010 and December 31, 2009 and the results of our operations and changes in our cash flows for the three and nine months presented as of September 30, 2010 and 2009. The December 31, 2009 consolidated condensed balance sheet information is derived from audited financial statements. All adjustments represent normal recurring items. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. Certain prior year amounts have been reclassified to conform to the 2010 presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation – The consolidated condensed financial statements include the accounts of all companies that we, through our direct or indirect ownership or shareholding, were provided the ability to control their operating policies and procedures.  All significant intercompany balances and transactions have been eliminated.

Consolidation of Variable Interest Entities – Our investment in BriteWater International, LLC (“BWI”), is considered to be a variable interest, as defined in the guidance issued by the Financial Accounting Standards Board (“FASB”) related to consolidation. This guidance requires the primary beneficiary of a variable interest entity’s (“VIE”) activities to consolidate the VIE. A VIE is defined as an entity in which the equity investors do not have substantive voting rights and in which there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We determined that our investment in BWI meets these requirements, and we are the primary beneficiary, as defined. Accordingly, we began consolidating the assets and liabilities of BWI as of June 30, 2009 (the investment date).  The results of operations for the three and nine months ended September 30, 2010 and the three months ended September 30, 2009 are consolidated in our results of operations. Please see Note 2 – “Investment in BriteWater International, LLC” for additional information.

The following table summarizes the balance sheets for BWI as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(in thousands)	2010	2009
	(unaudited)
Assets:

Cash and cash equivalents	$27	$121
Prepaid expenses and other current assets	4	-
Property and equipment	6,322	6,227
Intangible assets	2,591	2,591
Other assets, net	1	-
Total Assets	$8,945	$8,939

Liabilities and Stockholders' Equity:

Accounts payable	$9	$9
Accrued liabilities	801	810
Long-term note payable to HKN	1,700	1,000
Deferred income taxes	573	573
Total Liabilities	3,083	2,392
Stockholders' Equity	5,862	6,547
Total Liabilities and Stockholders' Equity	$8,945	$8,939

As of September 30, 2010, we owned less than a majority of the common shares of Global Energy Development PLC (“Global”) and did not possess the legal power to direct the operating policies and procedures of Global and have concluded that Global was not a VIE at September 30, 2010.

Comprehensive Income (Loss) – Comprehensive income (loss) includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Our total comprehensive income (loss) for the periods is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income (loss) attributable to HKN	$(229)	$(455)	$1,922	$(1,731)
Foreign currency translation adjustment
on investment	674	(562)	(593)	348
Reclassification of holding gain on
available for sale investments into earnings	-	-	(351)	-

Unrealized (loss) gain on investments	(1,736)	1,236	(210)	572

Total comprehensive income (loss)	$(1,291)	$219	$768	$(811)

Financial Instruments - We carry our financial instruments, including cash and our common stock investment in Global and our 10% Senior Secured Global Note Receivable, at their estimated fair values. Our investment in ordinary shares of Global has been designated as available for sale rather than a trading security. The associated unrealized gains and losses on our available for sale investments are recorded to other comprehensive income until realized and are reclassified into earnings using specific identification.

Derivative Instruments – We have not designated any of our derivative instruments as hedges under the FASB’s derivatives and hedging guidance. All gains and losses related to our derivative instruments are recognized in other losses (gains). Please see Note 6 – Derivative Instruments for additional information.

Equity Method Investments – For investments in which we have the ability to exercise significant influence but do not control, we follow the equity method of accounting. Prior to this reporting period, we held an equity investment in Spitfire Energy, Ltd. (“Spitfire”) through our ownership of approximately 25% of Spitfire’s outstanding common shares. During the first half of 2010, we sold our remaining interest in Spitfire, which consisted of approximately 9.9 million common shares of Spitfire, for cash proceeds of $3.3 million using the average cost method.  Accordingly, we no longer carry any equity method investments on our consolidated condensed balance sheet as of September 30, 2010. Please see Note 5 – Equity Investment in Spitfire Energy for additional information.

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

Sales of Oil and Gas Properties - We account for sales of oil and gas properties as adjustments of capitalized costs to the full cost pool with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the full cost pool. In March 2010, we sold our interests in a non-strategic natural gas property, effective April 1, 2010, for net cash proceeds of approximately $72 thousand. There was no gain or loss recognized from the sale.

Intangible Assets – We assess the recoverability of our intangible assets on an annual basis and when events or changes in circumstances indicate the carrying amount of the intangible assets may not be fully recoverable. Recoverability is measured by a comparison of the carrying value of the intangible asset over its fair value. Any excess of the carrying value of the intangible asset over its fair value is recognized as an impairment loss. The estimated fair value is determined based on a discounted cash flow model. At September 30, 2010 and December 31, 2009, our intangible assets consisted of patents acquired in connection with our investment in BWI. The fair value of these patents was determined by using the market approach to determining fair value. Impairment losses would be recorded in other operating expenses. No impairment was recognized as of September 30, 2010.

Severance Taxes – The states in which our oil and natural gas properties are located charge a severance, or production, tax for the oil and natural gas that is produced by our wells.  We report these costs as a component of our operating expenses within our income statement. In 2009, we applied for and were granted a severance tax exemption on five of our Main Pass wells which qualified for the State of Louisiana’s inactive well exemption.  This exemption grants a five year tax exemption on wells which are placed back on production after being off production for a period of two or more years. Under this exemption, we filed amended severance tax reports for a net refund of approximately $559 thousand, net related to severance taxes which we had previously paid on the exempt wells.  In May 2010, we received the refund and recorded a reduction to our operating expenses in our financial statements.

Short-term Note Payable – In April 2010, we entered into a short-term note payable for $427 thousand to finance the renewal of our 2010-2011 energy insurance package premiums. The note provided for an interest rate of 4.75% per annum. As of September 30, 2010 the note has been repaid in full. As of September 30, 2010, we paid approximately $7 thousand in interest expense.

Income Taxes – We account for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. We measure and record income tax contingency accruals in accordance with guidance related to uncertain tax positions.

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

Recent Accounting Pronouncements – In December 2009, the FASB issued guidance related to “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and requires additional disclosures about an enterprise’s involvement in VIEs. This guidance was effective as of the beginning of the reporting entity’s first annual reporting period that began after November 15, 2009 and earlier adoption was not permitted. Our adoption of this guidance on January 1, 2010 did not have a material impact on our consolidated condensed financial statements.

In January 2010, the FASB issued guidance related to “Improving Disclosures about Fair Value Measurements.” These new disclosures require entities to separately disclose amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, in the reconciliation for fair value measurements for Level 3, entities should present separate information about purchases, sales, issuances, and settlements. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlement in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Our adoption of the disclosures, excluding the Level 3 activity disclosures, did not have a material impact on our notes to the consolidated condensed financial statements. See Note 7 – Fair Value Measurements for additional information.

In February 2010, the FASB issued amendments to certain recognition and disclosure requirements related to subsequent events. This guidance states that if an entity is a SEC filer, it is required to evaluate subsequent events through the date that the financial statements are issued. In addition, an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. We adopted this guidance as of February 2010 and no disclosures were required in our consolidated condensed financial statements as of the date these financial statements were issued.

(2)           INVESTMENT IN BRITEWATER INTERNATIONAL, LLC.

In June 2009, we acquired an interest in a privately-held company, BWI, with a patented oilfield emulsion breaking “OHSOL” technology by entering into a Securities Exchange Agreement (the “Agreement”) pursuant to which we issued an aggregate of 1 million restricted shares of our common stock in exchange for 1,950 units of BWI, which constituted 19.5% of BWI’s outstanding membership units. The shares are deemed to be restricted because they were not issued in a transaction registered under the Securities Act of 1933 and are therefore not freely transferable. Pursuant to the terms of our investment, HKN and the other BWI unitholders granted to one another put and call options with respect to an additional 3,050 units of BWI in exchange for an additional issuance of 725 thousand restricted shares of our common stock.  These options are exercisable if any of the following conditions are satisfied prior to June 2012:

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

At June 30, 2010, the Put Option became exercisable by the three other BWI unitholders. In September 2010, two unit holders exercised their Put Option to HKN, and we obtained an additional 2,288 units of BWI in exchange for the issuance of 544 thousand shares of our restricted common stock. At September 30, 2010, we hold a total of 4,238 units of BWI, which constitutes 42.38% of BWI’s outstanding membership units. An additional 762 units of BWI remain exercisable under the Put Option in exchange for the issuance of 181,250 additional shares of our common stock.

As part of our initial investment in BWI, we entered into a Loan Agreement with BWI (“8% BWI Loan Receivable”) under which we would make secured loans to BWI up to a maximum amount of $2.5 million.  The 8% BWI Loan is secured by all assets of BWI, valued at approximately $8.9 million at September 30, 2010 and is due and payable on or before June 30, 2012. As of September 30, 2010, the outstanding principal amount of the 8% BWI Loan Receivable is $1.7 million. The funds were primarily used to finance the operating activities of BWI. The 8% BWI Loan Receivable earns interest at 8.0% per annum. Accrued and unpaid interest on the outstanding principal amount of the 8% BWI Loan shall be due and payable on the last day of each calendar quarter. BWI shall repay the entire unpaid principal amount of the 8% BWI Loan, together with all accrued and unpaid interest, on or before June 30, 2012.

The assets, liabilities and non-controlling interest associated with our investment in BWI were consolidated into our financial statements in accordance with the FASB’s consolidation guidance, using the acquisition method of accounting in accordance with business combinations guidance. The 8% BWI Loan Receivable is eliminated upon consolidation of our financial statements. See Note 1 – “Basis of Presentation” for further explanation for consolidating our investment in BWI.

Valuation of Investment in BWI –The fair value of the total consideration paid in 2009 for our investment which included 1.0 million restricted shares of common stock issued along with the put/call option to issue 725 thousand restricted shares of our common stock was measured using a third-party Fair Market Value Restricted Stock Study, which valued the aggregate restricted shares at the investment date at $2.01 per share. Under the fair value measurements and disclosures guidance, we consider this valuation method for our restricted stock to be a Level 2 classification. See Note 7 – “Fair Value Measurements” for further discussion of Level 2 valuation definitions. This valuation considered several factors, including the closing market price of our common stock at the investment date of $2.55 per share and the diminished marketability caused by the restrictive nature of the shares issued. We applied the discounted value of $2.01 per share to the total of the 1.0 million restricted shares transferred and the potential 725 thousand restricted shares to be issued upon the exercise of the put or call options. The net effect of the $2.01 share price and 725,000 share put or call option resulted in consideration paid of approximately $1.4 million.

The following table is the final calculation of the consideration paid for our initial 19.5% ownership in the BWI investment, the allocation to assets and liabilities assumed and the fair value of the noncontrolling interest in BWI as of the investment date. The table below reflects the purchase price allocation of the finalized fair value of our ownership in BWI’s assets and liabilities as of the initial investment date, (June 2009):

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

The fair value of the OHSOL plant equipment of $6.1 million was finalized based on the cost approach as determined by a third party valuation which was completed subsequent to the investment date.  Based on this valuation, we retrospectively recognized a decrease of $800 thousand in the value of the OHSOL equipment from the previously reported preliminary fair value estimate of $6.9 million. The intangible assets consist of patents related to the OHSOL process. The fair value of the acquired patents of $2.6 million was determined based on the market approach. Therefore, we retrospectively recognized an increase of $645 thousand in the value of the patents from the preliminary purchase price fair value estimate of $1.9 million. Unless renewed, the patents will expire during the next 6-12 years. We consider these valuations for our patents and equipment to be Level 3 classifications. See Note 7 – “Fair Value Measurements” for further discussion of Level 3 valuation definitions. The contingent liability of $800 thousand may be payable upon the conclusion of certain events related to BWI’s equipment. This contingent liability is included in other accrued liabilities within the consolidated condensed balance sheet.

The deferred tax liability of $573 thousand was calculated by applying the domestic statutory tax rates to the difference between the book purchase price and the related tax basis in those assets. This difference resulted in a deferred tax liability of $960 thousand. Additionally, at the investment date, there were net operating losses (“NOL”) of approximately $2.8 million and a related deferred tax asset of $962 thousand. We applied a valuation allowance of $575 thousand against the deferred tax asset, which resulted in a net deferred tax liability of $573 thousand. The valuation allowance was due to the uncertainty related to the timing of when the NOL will expire versus the amount of time that these assets will be fully depreciated. Due to this NOL determination, which was determined based on our final purchase price allocation, we retrospectively recognized a decrease of $155 thousand to the previously reported preliminary deferred tax liability fair value of $728 thousand at the investment date, resulting in the final fair value of the deferred tax liability of $573 thousand.

BWI Results of Operations – For the three and nine months ended September 30, 2010, we recognized losses of $321 thousand and $685 thousand, respectively, related to our investment in BWI in our consolidated condensed statement of operations, of which $221 thousand and $476 thousand, respectively, were related to noncontrolling interests.

(3)           INVESTMENT IN GLOBAL

Investment in Global – Our non-current available-for-sale investment consists of our ownership of approximately 34% of Global’s outstanding ordinary shares.  At September 30, 2010 and December 31, 2009, our investment in Global was equal to the market value of our 11.9 million shares of Global’s ordinary shares as follows (in thousands, except for the share amounts):

	September 30, 2010	December 31, 2009

Shares of Global Stock held by HKN	11,893,463	11,893,463

Closing price of Global Stock	£0.62	£0.66

Foreign Currency Exchange Rate	1.5871	1.6221

Market Value of Investment in Global	$11,703	$12,637

The foreign currency translation adjustment of approximately $723 thousand and the unrealized loss on investment of $211 thousand for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the nine months ended September 30, 2010.

(4)           10% SENIOR SECURED GLOBAL NOTE RECEIVABLE

In September 2010, we issued a 10% Senior Secured Loan and Security Agreement with Global (“10% Global Note Receivable”) in exchange for cash in the principal amount of $5 million.  The 10% Global Note Receivable is secured and is due and payable to us on or before September 14, 2011. The 10% Global Note Receivable earns interest at 10% per annum. Accrued and unpaid interest on the outstanding principal amount of the 10% Global Note Receivable shall be due and payable on the last day of each month, commencing October 31, 2010. As of September 30, 2010, we have accrued interest of $22 thousand. In addition, upon execution of the 10% Global Note Receivable, we received a transaction fee in the amount of $60 thousand (or 1.2% of the principal amount of the 10% Global Note Receivable), which is included in other income in our consolidated condensed statement of operations. At September 30, 2010, the outstanding principal amount of the 10% Global Note Receivable was $5 million. See Note 14 – Related Party Transactions for additional information.

(5)           EQUITY INVESTMENT IN SPITFIRE ENERGY

Previously, we held an investment in Spitfire through our ownership of approximately 25% of Spitfire’s outstanding common shares. We reflected our investment in Spitfire as an equity method investment. Due to timing differences in our filing requirements and the lack of availability of financial information for the current quarterly period, we recorded our share of Spitfire’s financial activity on a three-month lag. Our investment in Spitfire was reported in our consolidated condensed balance sheet at its adjusted carrying value as a non-current asset, and our earnings in Spitfire were reported net of tax as a single line on our consolidated condensed statement of operations.

 During the first half of 2010, we sold our remaining interest in Spitfire, consisting of approximately 9.9 million shares of Spitfire common shares, for cash proceeds of $3.3 million. We realized a gain on sale of assets of $1.9 million using the average cost method, which included $351 thousand of foreign currency gains which were reclassified into earnings from other comprehensive income, in our consolidated condensed statement of operations. Therefore, at September 30, 2010, we no longer carried this investment on our consolidated condensed balance sheet. At December 31, 2009, our carrying value of this investment was $1.6 million.

(6)            DERIVATIVE INSTRUMENTS

From time to time, we enter into certain commodity derivative instruments which allow us to  mitigate commodity price risk associated with a portion of our future monthly natural gas and crude oil production and related cash flows. Our oil and gas operating revenues and cash flows are impacted by changes in commodity product prices, which are volatile and cannot be accurately predicted. Our objective for holding these commodity derivatives is to protect the operating revenues and cash flows related to a portion of our future crude oil sales from the risk of significant declines in commodity prices. We have not designated any of our commodity derivatives as hedges.

Our purchased commodity derivatives are recorded at their estimated fair values within other current assets in the accompanying consolidated condensed balance sheets. Estimated fair values of our purchased commodity derivatives were as follows (in thousands):

					Fair Value
Commodity	Type	Volume/Month	Duration	Price	September 30, 2010	December 31, 2009
Crude Oil	Floor	5,000 bbls	Jan 10 - May 10	$60.00	$-	$15
Crude Oil	Floor	5,000 bbls	Oct 10 - Jan 11	$60.00	4	-
					$4	$15

We have recorded realized losses related to expired contracts of $21 thousand and $57 thousand related to our crude oil commodity derivatives for the three and nine months ended September 30, 2010, respectively, in other losses in our consolidated condensed statement of operations. In addition, we have recorded unrealized gains of $4 thousand related to our open crude oil commodity derivatives for both the three and nine months ended September 30, 2010 in other income in our consolidated condensed statement of operations.

Spitfire Warrants - On August 1, 2010 our 1.3 million warrants to acquire common shares of Spitfire expired. We accounted for these warrants as derivatives in accordance with ASC 815. We did not assign any value to these warrants at December 31, 2009.

Unrealized and realized losses (gains) related to all of our derivative instruments are included in the consolidated condensed statement of operations for the three and nine months ended September 30, 2010 and 2009 as follows (in thousands):

		Amount of Loss or (Gain) Recognized in Income on Derivatives
	Location of Loss or (Gain) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives		2010	2009	2010	2009

Spitfire warrants	Other losses	$-	$2	$-	$16

Commodity contracts	Other losses	21	-	57	-

Commodity contracts	Other gains	(4)	-	(4)	-

Series M Preferred conversion feature	Other gains	-	(50)	-	(5)

		$17	$(48)	$53	$11

(7)           FAIR VALUE MEASUREMENTS

We apply the FASB’s fair value measurements and disclosures guidance to nonrecurring, nonfinancial assets and liabilities.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This guidance also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability.  Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The valuation hierarchy contains three levels:

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

We used the following fair value measurements for certain of our assets and liabilities during the nine months ended September 30, 2010:

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

Level 2 Classification:

Valuation of Our Restricted Stock Utilized as Consideration for our Investment in BWI – Our  purchase price allocation of our investment in BWI utilized fair values under guidance related to business combinations, on a nonrecurring basis.

The following table presents recurring financial assets and liabilities which are carried at fair value as of September 30, 2010 (in thousands):

	Level 1	Level 2	Level 3

Investment in Global (cost method)	$11,703	$-	$-

Commodity contracts	4	-	-

Total assets at fair value	$11,707	$-	$-

(8)           PROPERTY AND EQUIPMENT

A summary of property and equipment follows (in thousands):

	September 30,	December 31,
	2010	2009

Unevaluated coalbed methane prospects	$5,243	$5,099

Evaluated oil and gas properties	202,283	200,197

OHSOL equipment	6,319	6,227

Facilities and other property	1,718	1,633

Less accumulated depreciation, depletion, and amortization	(173,750)	(171,778)

	$41,813	$41,378

(9)           ASSET RETIREMENT OBLIGATION

We recognize the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. As of September 30, 2010, $76 thousand of the $6.6 million asset retirement obligation was classified as a current liability due to expected plugging activity in the fourth quarter 2010. A summary of our asset retirement obligations as of September 30, 2010 is as follows (in thousands):

	Asset Retirement
Asset Category	Obligation Liability	Estimated Life

Oil and gas producing properties	$4,929	1-18 years

Facilities and other property	1,627	3-24 years

	$6,556

The following table describes all changes to our asset retirement obligation liability during the nine months ended September 30, 2010 (in thousands):

Asset retirement obligation at beginning of period	$6,193

Additions during the year	179

Disposals during the year	(144)

Revisions of estimates	-

Accretion expense	328

Asset retirement obligation at end of period	$6,556

 (10)           SEGMENT INFORMATION

We engage primarily in oil and gas development and production activities in the onshore and offshore Gulf Coast regions of South Texas and Louisiana as well as coalbed methane exploration and development activities in Indiana and Ohio.  Our coalbed methane and oil and gas operations efforts are managed and evaluated by us as one operation. We operate primarily through traditional ownership of mineral interests in the various states in which we operate.

We have a separate operating segment to reflect the consolidation of our investment in BWI. BWI holds patents and equipment for OHSOL technology which can be used to purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids and to reduce the environmental impact for disposition of residual fuels and waste materials. Please see Note 2 –“Investment in BriteWater International, LLC.” for further discussion.

Our accounting policies for each of our operating segments are the same as those for our consolidated condensed financial statements. Intersegment interest income and intersegment expenses between HKN and BWI under the 8% BWI Loan Receivable have been eliminated in consolidation.  There were no intersegment sales or transfers for the periods presented.  Our financial information, expressed in thousands, for each of our operating segments for the three and nine months ended September 30, 2010 and 2009 is as follows:

	For the Three Months Ended September 30, 2010

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$2,861	$-	$-	$2,861
Interest and other income	477	-	(32)	445
Oil and gas operating expenses	2,029	-	-	2,029
General and administrative expenses	610	289	-	899
Depreciation, depletion, amortization and accretion	806	-	-	806
Other losses, net	22	32	(32)	22
Segment loss from continuing operations	$(129)	$(321)	$-	$(450)
Capital Expenditures	$651	$21	$-	$672
Total Assets	$64,280	$8,945	$(4,429)	$68,796

	For the Three Months Ended September 30, 2009

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$2,649	$-	$-	$2,649
Interest and other income	457	-	(9)	448
Oil and gas operating expenses	2,169	-	-	2,169
General and administrative expenses	636	198	-	834
Benefit for doubtful accounts	(49)	-	-	(49)
Depreciation, depletion, amortization and accretion	752	-	-	752
Other losses (gains), net	(42)	9	(9)	(42)
Equity in losses of Spitfire	50	-	-	50
Gain on sale of investment	(2)	-	-	(2)
Segment loss from continuing operations	$(408)	$(207)	$-	$(615)
Capital Expenditures	$582	$111	$-	$693
Total Assets	$64,733	$9,106	$(721)	$73,118

	For the Nine Months Ended September 30, 2009

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$8,414	$-	$-	$8,414
Interest and other income	1,291	-	(78)	1,213
Oil and gas operating expenses	5,313	-	-	5,313
General and administrative expenses	1,785	607	-	2,392
Benefit for doubtful accounts	(21)	-	-	(21)
Depreciation, depletion, amortization and accretion	2,300	-	-	2,300
Other losses, net	64	78	(78)	64
Equity in losses of Spitfire	20	-	-	20
Gain on sale of investment	(1,887)	-	-	(1,887)
Segment income (loss) from continuing operations	$2,131	$(685)	$-	$1,446
Capital Expenditures	$1,967	$101	$-	$2,068
Total Assets	$64,280	$8,945	$(4,429)	$68,796

	For the Nine Months Ended September 30, 2009

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$7,452	$-	$-	$7,452
Interest and other income	1,755	-	(9)	1,746
Oil and gas operating expenses	5,981	-	-	5,981
General and administrative expenses	1,825	198	-	2,023
Provision for doubtful accounts	222	-	-	222
Depreciation, depletion, amortization and accretion	2,736	-	-	2,736
Other losses, net	17	9	(9)	17
Equity in losses of Spitfire	173	-	-	173
Gain on sale of investment	(23)	-	-	(23)
Income tax benefit	(40)	-	-	(40)
Segment loss from continuing operations	$(1,684)	$(207)	$-	$(1,891)
Capital Expenditures	$2,271	$111	$-	$2,382
Total Assets	$64,733	$9,106	$(721)	$73,118

(11)           STOCKHOLDERS’ EQUITY

Treasury Stock – At September 30, 2010 and December 31, 2009, we held no shares of treasury stock. During the nine months ended September 30, 2010, we repurchased and retired 37 thousand shares of our common stock. As of September 30, 2010, approximately 493 thousand shares remained available for repurchase under our repurchase program.

Noncontrolling Interest – Upon our initial investment in BWI, we  recorded noncontrolling interests in our consolidated condensed balance sheet for the fair value of the other BWI unitholders’ 80.5% interest in the net assets of BWI. In September 2010, two BWI unit holders exercised their Put Option to HKN, decreasing the interests of the noncontrolling BWI unitholders to 57.62%. The effects to the BWI noncontrolling interest during the period is as follows (in thousands):

Noncontrolling interest at beginning of period	$5,287

Losses attributable to noncontrolling interest	(476)

Decrease in noncontrolling ownership due to exercise of put options	(1,375)

Noncontrolling interest at end of period	$3,436

Changes in our common, preferred and treasury shares held during the nine months ended September 30, 2010 were as follows:

	Number of Shares
Description	Preferred G1	Preferred G2	Common	Treasury
Balance as of December 31, 2009	1,000	1,000	9,553,847	-
Common shares issued for preferred stock dividends	-	-	74	-
Issuance of shares related to BWI put option exercise	-	-	543,750	-
Treasury Stock repurchase	-	-	-	36,647
Treasury Stock cancellation	-	-	(36,647)	(36,647)

Balance as of September 30, 2010	1,000	1,000	10,061,024	-

(12)           EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock. The following table sets forth the computation of basic and diluted income (loss) per share for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Net Loss Attributed to Common Stock	Weighted-Average Shares	Per Share Loss	Net Loss Attributed to Common Stock	Weighted-Average Shares	Per Share Loss
Basic EPS:

Net loss	$(233)	9,630	$(0.02)	$(528)	9,639	$(0.05)
Effect of dilutive securities
Preferred stock (A)	-	-	-	-	-	-
Diluted loss per share	$(233)	9,630	$(0.02)	$(528)	9,639	$(0.05)

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Net Income Attributed to Common Stock	Weighted-Average Shares	Per Share Income	Net Loss Attributed to Common Stock	Weighted-Average Shares	Per Share Loss
Basic EPS:

Net income (loss)	$1,918	9,579	$0.20	$(2,086)	9,165	$(0.23)
Effect of dilutive securities
Preferred stock (A)	-	-	-	-	-	-
Diluted earnings (loss) per share	$1,918	9,579	$0.20	$(2,086)	9,165	$(0.23)

(A)	Our Preferred Shares which were outstanding in the periods presented were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

 (13)           CONTINGENCIES

BriteWater Contingencies – Please see Note 2 – Investment in BriteWater International, LLC for further discussion on BWI contingencies.

IRS Examination - In August 2008, we received a Revenue Agent’s Report in which the Internal Revenue Service (“IRS”) proposed an adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company recognized gain for ACE purposes on the sale of the Global PLC stock in 2005.  In its proposed adjustment, the IRS alleges that the Company owes approximately $3.6 million in tax for the year ended December 31, 2005. Penalties and interest calculated through September 30, 2010 in the amount of $2.3 million could also be assessed. In response to the proposed adjustment and corresponding tax assessment, the Company filed a written protest and request for conference on September 5, 2008 to address the proposed adjustment with the Appeals division of the IRS. In October 2008, we received an acknowledgement of receipt of our written protest and request for conference from the IRS Appeals Office. In April 2009, we filed our supplement to the written protest filed with the IRS.  In March 2010, the IRS requested and we agreed to extend the statute of limitations to June 2011. We anticipate the appeals office will contact us to address this matter but have received no other responses to date.

In accordance with uncertain tax positions, the guidance prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. This guidance also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  Based on the requirements of ASC 740, we have recorded an income tax contingency, including interest and penalties, as of September 30, 2010, of $225 thousand in our consolidated financial statements based, in part, on a preliminary indication of a probability-weighted fair value assessment of the Global stock. We intend to vigorously defend the proposed adjustment and strongly believe that the Company has meritorious defenses.

Environmental Contingencies -- The Environmental Protection Agency (“EPA”) visited our Main Pass facility and issued a report during April 2008 which detailed minor housekeeping violations, several of which were corrected during the course of the inspection. We responded to this report during June 2008 with explanations of how each violation was fully remediated. During May 2010, we received a follow-up letter from the EPA requesting a meeting to discuss our June 2008 response. We held an initial meeting with the EPA during July 2010, and we anticipate the EPA will contact us to further address this matter but have received no other responses to date. As of September 30, 2010, we have not been assessed any fines or penalties related to this matter.

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

(14)           RELATED PARTY TRANSACTIONS

In September 2010, we issued the 10% Global Note Receivable. See Note 4 – 10% Senior Secured Global Note Receivable for details of the agreement. As of September 30, 2010, the outstanding principal amount of the 10% Global Note Receivable was $5 million. In addition to our ownership of 34% of Global’s ordinary shares, one of our directors serves as a director of Global.

As described in Note 2 –Investment in BriteWater International, LLC, at September 30, 2010, we hold a 42.38% ownership interest in BWI. We also hold the 8% BWI Loan Receivable with an outstanding principal balance of $1.7 million due and payable to us on or before June 30, 2012. Under the 8% BWI Loan Receivable, we may make secured loans to BWI up to a maximum amount of $2.5 million. Two of the BWI unitholders, Quadrant Management, Inc., (“Quadrant”) and UniPureEnergy Acquisition, Ltd. (“UEA”) are affiliates of the Quasha family.  Alan G. Quasha is the Chairman of the Board of Directors of HKN.  Subsequent to the exercise of the Put Option in September 2010, UEA is no longer a unitholder of BWI.

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

BUSINESS OVERVIEW

Our business strategy is focused on enhancing value for our stockholders through the development of a well-balanced portfolio of energy-based assets. Currently, the majority of the value of our assets is derived from our ownership in Gulf Coast oil and gas properties, ownership in publicly-traded common shares of Global Energy Development PLC (“Global”), our privately-held investment in BriteWater International LLC (“BWI”) and in our coalbed methane prospects in Indiana and Ohio.  We consider these assets to be strategic for us, and our objective in 2010 is to build the value of these properties by:

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

Our investments in both Global and BWI represent a significant concentration of value of our assets. During 2010, we extended financing loans to both Global and BWI in order to promote the development activities of these companies while also earning a 10% and 8% annualized rate of return, respectively, on our funds during the term of these loans. At September 30, 2010, the outstanding principal balance of the loans receivable from Global and BWI were $5 million and $1.7 million, respectively. Both loans are secured and provide for cash interest payments either on a monthly and quarterly basis, respectively.

                We had a cash balance of approximately $5.1 million at September 30, 2010. Our operations for the nine months of 2010 were cash-flow positive, and we plan to maintain our discretionary cash balance during the remainder of 2010.  We anticipate our future operating cash flow and other capital resources, if needed, will adequately fund our remaining planned capital expenditures and other capital uses in 2010.  Average commodity prices for oil and natural gas increased in the first nine months of 2010 as compared to the same period in 2009.

Gulf Coast Oil and Gas Properties

Our revenues are primarily derived from sales from our Gulf Coast oil and gas producing properties.  During 2010, our oil and gas revenue has been comprised of approximately 87% oil sales and 13% natural gas sales. During the nine months ended September 30, 2010, our results of operations reflect increased oil revenues which are primarily the result of increased commodity prices in 2010. Substantially all of our production is concentrated in twelve oil and gas fields along the onshore and offshore Texas and Louisiana Gulf Coast.

Approximately 64% of our production comes from our operated properties which are located in the United States. These revenues are a function of the oil and gas volumes produced, the prevailing commodity price at the time of production, and certain quality and transportation discounts. The commodity prices for crude oil and natural gas as well as the timing of production volumes have a significant impact on our operating income. For the nine months ended September 30, 2010, our net domestic production rate averaged approximately 513 barrels of oil equivalent (“boe”) per day.

The following field data updates the status of our operations through September 30, 2010:

Main Pass, Plaquemines Parish – Louisiana

We continue to enhance the value of our Main Pass 35 field, which is located approximately six miles offshore Louisiana in the state waters off the Gulf Coast of Louisiana, by performing various process and structural upgrades in addition to other improvements to the facility and its equipment.  We believe our Main Pass 35 asset is in a strategic location within the Gulf of Mexico and has unique characteristics such as low-decline oil production, behind-pipe development potential as well as third-party oil, gas and water processing and handling services for neighboring fields in the area.  We consider our Main Pass 35 field to be a strategic asset.

We have an average 91% interest in Main Pass 35 and are the field operator. This field contains a ten-platform facility complex including separation, injection, compression, processing and transportation terminals for oil, water and gas. The field also contains 66 wellbores (60 oil and 6 injection wells), of which 33 are active, and an eight mile oil transport line with pump/metering facilities. We currently have license to 21 square miles of 3D seismic data covering the area held by productive leases. Gross production during the third quarter 2010 averaged approximately 348 boe per day.

During 2010, work continued on pipeline modifications mandated by the Corps of Engineers to a third-party gas sales line that serves our facility. The work had previously been postponed due to the Mississippi River conditions, but we anticipate that work will be completed during November 2010.  We also began work to upgrade the flowlines and increase capacity at our facility which will allow us to bring additional third party or operated production volumes through the facility in the future.  We experienced lower than normal production at this property during the third quarter as a result of several flowline repairs as well as compressor maintenance and repairs.

Creole Field, Terrebonne Parish - Louisiana

We hold an average 15% non-operated working interest in this offshore Louisiana field. Gross daily production from the wells was approximately 971 boe per day during the third quarter 2010. One major workover to replace tubing and one re-entry of an abandoned well were successfully completed in 2010, and several production enhancement projects which resulted in increased production rates were also completed during the year. The previously abandoned SL18423 #3 well was re-entered and placed on production in mid-April and has averaged 83 boepd through the third quarter. The production enhancement studies were implemented by the new operator which took over during the previous quarter, and a program was designed and implemented to pressure test a number of wells in the field. The data gathered allows for the proper configuration of the gas lift system as well as diagnostic information to determine whether a stimulation program would be beneficial to each well. The data gathered in this program led to acid stimulation programs for four of the completions, one of which was performed during the third quarter and resulted in an initial ten-fold increase in oil rates.   Work on the remaining three wells is expected to be completed during the fourth quarter following the installation of additional tanks to handle the expected increase in production.

Lake Raccourci Field, Lafourche Parish – Louisiana

We hold an average 55% operated working interest in each of our Lake Raccourci wells. Gross production for this field averaged 369 boe per day for the third quarter 2010. Production from the field during the first half of 2010 remained significantly decreased due to ceased production from the SL 14284#1 in 2009. In late second quarter 2010, the SL14589 #3 well was successfully recompleted in the Bol 2 for 2.0 Mscfd Gross (341 Boepd) and was put on production in late June. We may consider this field for divestiture in 2011, although no final decision has been made at this time.

Lapeyrouse Field, Terrebonne Parish – Louisiana

We hold an average non-operated working interest of approximately 12% in the production from five wells in this field. Gross field production averaged approximately 79 boe per day for the third quarter 2010.  We continue to consider this field for divestiture in 2011, although no final decision has been made at this time.

Point-a-la-Hache Field, Plaquemines Parish – Louisiana

 We maintain a 25% operated working interest in one producing well in this field. Average gross production for the third quarter 2010 was approximately 35 boe per day.  During 2010, we successfully re-perforated our saltwater disposal well in order to maintain specified injection pressure tolerance and keep production rates steady.

East Lake Verret, Assumption Parish – Louisiana

We have an average 5% non-operated working interest in this field. Gross daily production from the two development wells on this project was approximately 288 boe per day during the third quarter 2010.

Point-au-Fer Field, Terrebonne Parish – Louisiana

We own a 12.5% non-operated working interest in this approximate 56 square mile area. Gross production for this field was approximately 24 boe per day for the third quarter 2010. Several prospects have been identified in the area, but due to current commodity pricing, we expect additional drilling and workover activity could be delayed indefinitely by the operator.

Branville Bay Field, St. Bernard Parish – Louisiana

We own a 12.5% non-operated working interest in two state leases in the Branville Bay area of Chandeleur Sound Block 71. Gross production for this field was approximately 190 boe per day for the third quarter 2010.

NW Speaks Field, Lavaca County – Texas

We own approximately 2% to 7% in various leases in the NW Speaks area. Current gross production for this field averaged approximately 47 boe per day during the third quarter 2010 from two wells.

Allen Ranch Field, Colorado County – Texas

We own an 11.25% non-operated working interest in this area. Gross production for this field was approximately 19 boe per day during the third quarter 2010, primarily from the initial well, the Hancock Gas Unit #1 which is the only well currently producing from the field. Another development location has been identified, but future development of the field is currently on hold pending higher natural gas pricing.

Raymondville Field, Willacy County – Texas

In March 2010, we sold our interest in this field effective April 1, 2010.

Lucky Field, Matagorda County - Texas

We own a 7.5% non-operated working interest in this area. Current gross production for this field averaged approximately 1 boe per day during the third quarter of 2010, but the well ceased to produce in mid-August. Recent well work was unsuccessful, and no other potential exists in the well. The operator has requested partner approval to plug the well, and we have consented to that operation.

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

INVESTMENT IN GLOBAL

At September 30, 2010 and December 31, 2009, we owned approximately 34% of Global’s ordinary shares. Our investment in Global was equal to the market value of our 11.9 million shares of Global’s common stock as follows (in thousands, except for share amounts):

	September 30, 2010	December 31, 2009

Shares of Global Stock held by HKN	11,893,463	11,893,463

Closing price of Global Stock	£0.62	£0.66

Foreign Currency Exchange Rate	1.5871	1.6221

Market Value of Investment in Global	$11,703	$12,637

The foreign currency translation adjustment of approximately $723 thousand and the unrealized loss on investment of $211 thousand for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the nine months ended September 30, 2010.

INVESTMENT IN SPITFIRE

During 2010, we sold our remaining common share holdings in Spitfire of approximately 9.9 million shares in the market for cash proceeds of $3.3 million.

INVESTMENT IN BRITEWATER INTERNATIONAL, LLC.

We hold an investment in a privately-held company, BWI, which owns a patented oilfield emulsion breaking “OHSOL” technology. We are deemed to be the primary beneficiary, and we consolidate the assets and liabilities of BWI and their results of operations accordingly. In September 2010, we increased our ownership in BWI from 19.5% to 42.38% upon the exercise of the Put Option by two BWI unitholders. As a result of the exercise of the Put Option, we received an additional 2,288 units of BWI in exchange for the issuance of 544 thousand restricted shares of our common stock. See Note 2 – Investment in BriteWater International, LLC. in the consolidated condensed financial statements for further information.

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

Based on the average commodity pricing for the nine months ended September 30, 2010 of $4.57 per Mmbtu for natural gas and $77.99 per barrel for crude oil, we did not have an impairment of our oil and natural gas properties under the full cost method of accounting as of September 30, 2010.  Due to the imprecision in estimating oil and natural gas revenues as well as the potential volatility in oil and natural gas prices and their effect on the carrying value of our proved oil and natural gas reserves, there can be no assurance that write-downs in the future will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities.

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

Consolidation of variable interest entities - Our investment in BWI is considered to be a variable interest, as defined in the FASB’s guidance related to consolidations. This guidance requires the primary beneficiary of a variable interest entity’s (“VIE”) activities to consolidate the VIE. A VIE is defined  as an entity in which the equity investors do not have substantive voting rights and there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We have determined that our investment in BWI meets these requirements, and we are the primary beneficiary, as defined. Accordingly, we consolidate the assets and liabilities as well as the results of operations of BWI into our financial statements.

As of September 30, 2010, we owned less than a majority of the common shares of Global and did not possess the legal power to direct the operating policies and procedures of Global and have concluded that Global was not a VIE at September 30, 2010.

Income Taxes – We account for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. We measure and record income tax contingency accruals in accordance with guidance related to uncertain tax positions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2009, the FASB issued guidance related “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and requires additional disclosures about an enterprise’s involvement in VIEs. This guidance was effective as of the beginning of the reporting entity’s first annual reporting period that began after November 15, 2009 and earlier adoption was not permitted. Our adoption of this guidance on January 1, 2010 did not have a material impact on our consolidated condensed financial statements.

In January 2010, the FASB issued guidance related to “Improving Disclosures about Fair Value Measurements.” These new disclosures require entities to separately disclose amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, in the reconciliation for fair value measurements for Level 3, entities should present separate information about purchases, sales, issuances, and settlements. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlement in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Our adoption of the disclosures, excluding the Level 3 activity disclosures, did not have a material impact on our notes to the consolidated condensed financial statements. See Note 7 – Fair Value Measurements in the consolidated condensed financial statements for additional information.

In February 2010, the FASB issued amendments to certain recognition and disclosure requirements related to subsequent events. This guidance states that if an entity is an SEC filer, it is required to evaluate subsequent events through the date that the financial statements are issued. In addition, an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. We adopted this guidance as of February 2010 and no disclosures were required in our consolidated condensed financial statements as of the date these financial statements were issued.

RESULTS OF OPERATIONS

For the purposes of discussion and analysis, we are presenting a summary of our consolidated condensed results of operations followed by more detailed discussion and analysis of our operating results.  The primary components of our net income (loss) for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands, except per-share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Oil and gas operating profit (1)	$832	$480	73%	$3,101	$1,471	111%
Gas sales revenues	$442	$280	58%	$1,095	$1,344	(19%)
Gas production (mcf)	90,977	67,145	35%	205,569	334,589	(39%)
Gas price per mcf	$4.86	$4.17	17%	$5.33	$4.02	33%
Oil sales revenues	$2,419	$2,369	2%	$7,319	$6,108	20%
Oil production (bbls)	31,823	35,385	(10%)	95,899	113,702	(16%)
Oil price per bbl	$76.01	$66.95	14%	$76.32	$53.72	42%
Other revenues, net	$445	$448	(1%)	$1,213	$1,746	(31%)
General and administrative expenses, net	$899	$834	8%	$2,392	$2,023	18%
Provision (benefit) for doubtful accounts	$-	$(49)	100%	$(21)	$222	(109%)
Depreciation, depletion, amortization and accretion	$806	$752	7%	$2,300	$2,736	(16%)
Other losses (gains)	$22	$(42)	152%	$64	$17	276%
Equity in losses in Spitfire	$-	$50	(100%)	$20	$173	(88%)
Gain on sale of investment	$-	$(2)	100%	$(1,887)	$(23)	(8104%)
Income tax benefit	$-	$-	100%	$-	$(40)	100%
Net income (loss)	$(450)	$(615)	27%	$1,446	$(1,891)	176%
Net loss attributed to noncontrolling interests	$221	$160	38%	$476	$160	198%
Net income (loss) attributed to HKN	$(229)	$(455)	50%	$1,922	$(1,731)	211%
Net income (loss) attributed to common stock	$(233)	$(528)	56%	$1,918	$(2,086)	192%
Net income (loss) per common share:
Basic and diluted	$(0.02)	$(0.05)	56%	$0.20	$(0.23)	188%

(1)	Oil and gas operating profit is calculated as oil and gas revenues less oil and gas operating expenses

The following is our discussion and analysis of significant components of our operations which have affected our operating results and balance sheet during the periods included in the accompanying consolidated condensed financial statements.

Oil and Gas Revenues and Oil and Gas Expenses for the Quarterly Periods Ended September 30, 2010 Compared to September 30, 2009

Our oil and gas revenues increased from approximately $2.6 million in the third quarter 2009 to $2.9 million for the current quarter.  The increase was due primarily to higher oil and gas prices received during the period partially offset by lower oil volumes.

Our oil revenues increased slightly by $50 thousand to approximately $2.4 million during the third quarter 2010. We realized a 14% increase in oil prices received, increasing from an average of $66.95 per barrel in the third quarter 2009 to $76.01 per barrel in the current quarter.  Overall oil production decreased by 10% in the third quarter 2010 as compared to the prior year period primarily as a result of downtime at Main Pass resulting from compressor work performed on the facility as well as certain flowline repairs.  In addition, we sold our interest in the Raymondville field effective April 1, 2010.

Our natural gas revenues increased from $280 thousand in the third quarter 2009 to $442 thousand for the third quarter 2010. The prices realized for natural gas sales increased 17%, averaging $4.86 per mcf in the third quarter 2010 compared to $4.17 per mcf during the third quarter 2009.  Natural gas production increased 35% in third quarter 2010 as compared to the prior year period due primarily to the recompletion of a well at our Lake Raccourci field that came back on to production in June 2010.

Our oil and gas operating expense decreased 6%, decreasing by $140 thousand compared to the third quarter 2009.

Interest and Other Income, net

Fees, interest and other income decreased slightly from $448 thousand during the third quarter 2009 to $445 thousand during the third quarter 2010, primarily due to lower processing fees compared to the prior year period as a result of declines in third party production coming through the Main Pass facility which was mostly offset by the transaction fee received from the issuance of the 10% Global Loan.

General and Administrative Expense

General and administrative expenses increased 8% from $834 thousand for the third quarter 2009 to $899 thousand for the third quarter 2010 primarily due to additional costs brought on by the consolidation of BWI’s operating activities. Remaining general and administrative costs were slightly lower as compared to the prior year period.

Benefit for Doubtful Accounts

We did not recognize a provision for or benefit in our provision for doubtful in the current period.  During the third quarter 2009, we recognized a benefit in our provision for doubtful accounts of approximately $49 thousand due to the collection of a previously reserved accounts receivable balance.

Depreciation, Depletion, Amortization and Accretion Expense

Depreciation, depletion, amortization and accretion (DD&A) expense increased 7% during the third quarter 2010 when compared to the prior year period due to overall higher production volumes.  The quarterly depletion rate per boe on our properties increased from $14.22 in the third quarter 2009 to $15.15 per boe in the third quarter 2010.

Income Tax Expense/Benefit

We recognized no income tax expense during the third quarter 2010 or 2009.

Oil and Gas Revenues and Oil and Gas Expenses for the Nine Month Period Ended September 30, 2010 Compared to September 30, 2009

Our oil revenues increased to approximately $7.3 million during the first nine months of 2010 from approximately $6.1 million during the same period in 2009. We realized a 42% increase in oil prices received, which increased from an average of $53.72 per barrel in the first nine months of 2009 to $76.32 per barrel in the current year period.  Overall oil production decreased 16% in the first nine months of 2010 as compared to the prior year period due primarily to cold weather emulsion issues, compressor downtime and flowline repairs at Main Pass 35. In addition, we sold our interests in the Raymondville field effective April 1, 2010.

Our natural gas revenues decreased from $1.3 million during the first nine months of 2009 to $1.1 million for the same period in 2010. The prices realized for natural gas sales increased 33%, averaging $5.33 per mcf in the first nine months of 2010 compared to $4.02 per mcf during the first nine months of 2009.  Natural gas production decreased 39% in the first nine months of 2010 as compared to the prior year period due to the sale of our interests in the Raymondville field effective April 1, 2010.

Our oil and gas operating expense decreased 11%, decreasing from approximately $6 million during the first nine months of 2009 to $5.3 million during the same period in 2010 due primarily to lower severance taxes from a refund for the prior period related to well exemptions on certain wells at Main Pass.

Interest and Other Income, net

Fees, interest and other income decreased from $1.7 million during the first nine months of 2009 to $1.2 thousand in the 2010 period, primarily due to a one-time emulsion and downtime fee charged to a Main Pass processing and handling customer in 2009. In addition, processing fees decreased compared to the prior year period due to production declines in third party production processed through our Main Pass facility.

General and Administrative Expense

General and administrative expenses increased 18% from $2 million for the first nine months of 2009 to $2.4 million for the first nine months of 2010 primarily due to salary, consultant and travel costs for BWI’s ongoing business development activities. Remaining general and administrative costs were slightly lower than the prior year period.

Provision for Doubtful Accounts

We recognized a benefit for doubtful accounts of approximately $21 thousand for the first nine months of 2010 due to the collection of previously-reserved receivables. We recognized a provision for doubtful accounts of approximately $222 thousand for the first nine months of 2009 related to one of our processing customers at Main Pass 35.

Depreciation, Depletion, Amortization and Accretion Expense

DD&A expense decreased 16% during the first nine months of 2010 when compared to prior year period due to lower production volumes.  The average depletion rate per boe on our properties increased from $14.94 in the first nine months of 2009 to $15.49 per boe in the first nine months of 2010.

Gain on Sale of Investment

During the nine months ended September 30, 2010, we sold our investment in Spitfire and recognized a gain on sale of investment of $1.9 million in our results of operations. There were no material gains on sale of investments in the prior year period.

Income Tax Expense (Benefit)

We recognized no income tax expense during the first nine months of 2010. We recognized an income tax benefit of $40 thousand during first nine months of 2009 due primarily to an adjustment made in the current period to our 2008 state and federal income tax liability.

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

	September 30,	December 31,
(Thousands of dollars)	2010	2009

Current ratio	3.37 to 1	2.74 to 1

Working capital (1)	$8,799	$5,989

Total debt	$-	$-

Total cash and marketable securities less debt	$5,074	$7,030

Total stockholders' equity	$58,003	$57,831

Total liabilities to equity	0.19 to 1	0.18 to 1

(1)	Working capital is the difference between current assets and current liabilities.

The increase in our working capital as of September 30, 2010 as compared to December 31, 2009 is primarily due to the sale of our investment in Spitfire and positive cash generated by operations during the nine months ended September 30, 2010. We used approximately $2.1 million during the 2010 period for capital projects.  The majority of these capital expenditures were used for the recompletion of two producing wells at our Creole field, which increased both our reserves and production from this field.

During the first nine months of 2010, oil and natural gas prices have increased as compared to the prior year period. We continue to maintain positive cash flow from operations during 2010 and have a cash balance of approximately $5.1 million at September 30, 2010. We anticipate our remaining 2010 operating cash flow and other capital resources, if needed, will adequately fund our planned capital expenditures and other capital uses.

We may continue to deploy cash to acquire or invest in energy-related business, securities, or for discretionary capital expenditures. We may seek to raise financing through the issuance of equity, debt and convertible debt instruments, if needed, for utilization of acquisition, development or investment opportunities as they arise. We may also reduce our ownership interest in Global’s common shares through strategic sales under certain conditions.

We are currently considering submitting a proposal to shareholders for a $15 million rights offering under which we would issue, if approved, an additional 7.5 million of our common shares. Proceeds from this rights offering would be used to acquire or invest in energy-based businesses, securities, working interests and other oil, natural gas and energy-related investments, properties, products and technologies, as well as for general corporate purposes.

Capital Structure

At September 30, 2010, if our remaining convertible preferred stock were converted, and if the remaining option to issue common shares associated with our investment in BWI were exercised (as described below), we would be required to issue the following amounts of our common stock:

		Shares of Common
		Stock Issuable at
Instrument	Conversion Price (a)	September 30, 2010

Series G1 Preferred	$280.00	357

Series G2 Preferred	$67.20	1,488

BWI Put/Call Option (b)		181,250

Common Stock Potentially Issued Upon Conversion		183,095

(a) Certain conversion prices are subject to adjustment under certain circumstances.
(b) See Note 2- "Investment in BriteWater International, LLC." for additional information.

Put/Call Option to Issue Common Shares – Pursuant to the terms of our investment in BWI and the related agreements, HKN and the other BWI unitholders granted to one another put and call options with respect to 3,050 units of BWI in exchange for the future possible issuance of 725 thousand restricted shares of our common stock. These options are exercisable only if certain conditions are satisfied prior to June 2012.  As of June 30, 2010 one of these conditions was met, and the Put Option became exercisable by the other BWI unitholders.

In September 2010, two BWI unit holders exercised their Put Option to HKN, and we received an additional 2,288 units of BWI in exchange for the issuance of 544 thousand shares of our restricted common stock. One BWI unitholder’s Put Option remains exercisable until June 30, 2012 and if exercised would result in an additional issuance of 181 thousand restricted shares of our common stock.

Significant Ownership of our Stock

As of September 30, 2010, Lyford Investments Enterprises Ltd. (“Lyford”) and UEA beneficially owned approximately 32% and 12%, respectively, of the combined voting power of our common stock. Mr. Alan Quasha, Chairman of the Board of Directors of HKN, is the son of Phyllis Quasha, who is deemed a beneficial owner of Lyford and UEA, but Mr. Quasha disclaims any beneficial ownership of these shares.  Lyford is in a position to exercise significant influence over the election of our board of directors and other matters.

Cash Flows

Net cash flow provided by operating activities during the nine months ended September 30, 2010 was $1.9 million, as compared to $10.7 million in the prior year period. The decrease in cash flow provided by operating activities as compared to the prior year period was primarily caused by a $9.5 million conversion of marketable securities into cash in the prior year period.  Excluding the conversion of marketable securities, our cash generated by operations increased approximately $700 thousand. Our cash on hand at September 30, 2010 totaled approximately $5.1 million.

           Net cash flow used in financing activities during the nine months ended September 30, 2010 was $115 thousand as compared to net used of $2.9 million in the prior year period. The decrease was due primarily to fewer treasury stock repurchases and no preferred stock redemptions in the current year period as compared to the prior year period. Net cash flow used by investing activities during the nine months ended September 30, 2010 was $3.7 million, as compared to $2.2 million in the prior year period. The current year was primarily comprised of capital expenditures of $2.1 million, most of which was associated with recompletion costs for two wells in our non-operated Creole field and a $5 million loan to Global offset by cash proceeds of $3.3 million received on the sale of our Spitfire common shares.

Obligations, Contingencies and Commitments

Oil, Natural Gas and Coalbed Methane Commitments – During the nine months ended September 30, 2010, we expended approximately $2.1 million of capital expenditures and workovers in the United States. The majority of these capital expenditures were associated with recompletion costs for two wells in the Creole field in southern Louisiana.  We expect to fund our capital expenditures with available cash on hand and through projected cash flow from operations. Our remaining capital expenditures for 2010 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in us losing certain prospect acreage or reducing our interest in future development projects.

BriteWater Contingency – BWI recorded a contingent liability of $800 thousand which may be payable upon the conclusion of certain events related to BWI’s equipment. This contingent liability is included in other accrued liabilities within our consolidated condensed balance sheet.

Environmental Contingencies -- The Environmental Protection Agency (“EPA”) visited our Main Pass facility and issued a report during April 2008 which detailed minor housekeeping violations, several of which were corrected during the course of the inspection. We responded to this report during June 2008 with explanations of how each violation was fully remediated. During May 2010, we received a follow-up letter from the EPA requesting a meeting to discuss our June 2008 response. We held an initial meeting with the EPA during July 2010, and we anticipate the EPA will contact us to further address this matter but have received no other responses to date. As of September 30, 2010, we have not been assessed any fines or penalties related to this matter.

IRS Tax Examination – In August 2008, we received a Revenue Agent’s Report in which the Internal Revenue Service (“IRS”) proposed an adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company recognized gain for ACE purposes on the sale of the Global PLC stock in 2005.  In its proposed adjustment, the IRS alleges that the Company owes approximately $3.6 million in tax for the year ended December 31, 2005. Penalties and interest calculated through September 30, 2010 in the amount of $2.3 million could also be assessed. In response to the proposed adjustment and corresponding tax assessment, the Company filed a written protest and request for conference in September  2008 to address the proposed adjustment with the Appeals division of the IRS.  In October 2008, we received an acknowledgement of receipt of our written protest and request for conference from the IRS Appeals Office. In April 2009, we filed our supplement to the written protest filed with the IRS.  In March 2010, the IRS requested and we agreed to extend the statute of limitations to June 2011. We anticipate the appeals office will contact us to address this matter but have received no additional response to date.

FIN 48 prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  Based on the requirements of guidance related to uncertain tax positions, we have recorded an income tax contingency, including interest and penalties, as of September 30, 2010, of $225 thousand in our consolidated condensed financial statements based, in part, on a preliminary indication of a probability-weighted fair value assessment of the Global stock. We intend to vigorously defend the proposed adjustment and strongly believe that we have meritorious defenses.

Deferred Tax Liability – In 2009, upon our investment in BWI, we recorded a deferred tax liability calculated by applying the domestic statutory tax rates to the difference between the book purchase price and the tax basis. This difference resulted in a deferred tax liability of $960 thousand. Additionally, at the investment date, there were net operating losses (“NOL”) of approximately $2.8 million  and a related deferred tax asset of $962 thousand. The company applied a valuation allowance of $575 thousand against the deferred tax asset, which resulted in a net deferred tax liability of $573 thousand. The valuation allowance was due to the uncertainty related to the timing of when the NOL will expire versus the amount of time that these assets will be fully depreciated.

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

We recognize the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. At September 30, 2010, our asset retirement obligation liability totaled approximately $6.6 million.

From time to time, we provide for reserves related to contingencies when a loss is probable and the amount is reasonably estimable.

In addition to the above commitments, during 2010 and afterward, government authorities under our Louisiana state leases and other operators may also request us to participate in the cost of drilling additional exploratory and development wells. We may fund these future expenditures at our discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on factors out of our control, such as the timing of the request, the depth of the wells and the location of the property. As of September 30, 2010, we had no material purchase obligations.

Off-Balance Sheet Arrangements - As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2010, we were not involved in any unconsolidated SPE transactions. We have no off-balance sheet arrangements.

Treasury Stock – At September 30, 2010 and December 31, 2009, we held no shares of treasury stock. During the nine months ended September 30, 2010, we repurchased and retired approximately 37 thousand shares of our common stock. As of September 30, 2010, approximately 493 thousand shares remained available for repurchase under our repurchase program.

Adequacy of Capital Sources and Liquidity

We believe that we have the ability to provide for our operational needs, our planned capital expenditures and possible investments through projected operating cash flow and cash on hand. Our operating cash flow would be adversely affected by declines in oil and natural gas prices, which can be volatile.  However, we have worked to reduce our controllable costs and expect to maintain positive cash flow from operations.  Should projected operating cash flow decline, we may further reduce our capital expenditures and possible investments and/or consider the issuance of equity, debt and convertible debt instruments, if needed, for utilization for the capital expenditure program or possible energy-based investment opportunities.  We may also reduce our ownership interest in Global’s common shares through strategic sales under certain conditions.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 (c)           The following table provides information about purchases by us during the three months ended September 30, 2010, of our Common Stock.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2010 through July 31, 2010	36,647	$3.10	36,647	492,939

August 1, 2010 through August 31, 2010	-	$-	-	492,939

September 1, 2010 through September 30, 2010	-	$-	-	492,939

Total	36,647	$3.10	36,647	492,939

ITEM 6.  EXHIBITS

              EXHIBIT INDEX
Exhibit

3.1	Restated Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.1 to Harken’s Form 10-K dated February 28, 2006, File No. 1-10262, and incorporated herein by reference).

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

22.1
Published report regarding matters submitted to vote of security holders (filed as Exhibit 22.1 to HKN’s current report on form 8-K dated August 23, 2010, file No. 1-10262, and incorporated by reference herein).

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

HKN, Inc.
(Registrant)

Date: November 4, 2010	By:	/s/ Anna M. Williams
Anna M. Williams
Senior Vice President and
Chief Financial Officer