Form 10-K/A
period 2009-12-31
HKN, Inc.
filed 2011-02-03
CIK 313478

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

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A is being filed for the purposes of amending the following items of the Annual Report:

i.                  Item 1 (Business) — HKN is revising its disclosures as follows:

a.               to provide additional information regarding the minimum remaining terms of our leases pursuant to Item 1208(b) of Regulation S-K,

b.              to disclose the qualifications of the technical person primarily responsible for accepting the final report of the reserves estimates from our third-party engineers,

c.               to update our proved developed reserves as of December 31, 2008 as well as to include our proved undeveloped oil and gas reserve quantities for the years ended December 31, 2007, 2008, and 2009 and

d.              to remove any quantitative disclosure of Spitfire’s estimated reserves and to disclose the reasons why this information is not included.

ii.               Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) — HKN is revising its Critical Accounting Estimates and Assumptions to provide additional information regarding our income tax contingency.

iii.            Item 7A (Quantitative and Qualitative Disclosures about Market Risk) — HKN is revising Item 305 as “Not Applicable” in accordance with the scaled disclosure requirements available to smaller reporting companies for the year ended December 31, 2009.

iv.           Item 8 (Financial Statements and Supplementary Data) — HKN is revising footnote 16, Oil and Gas Disclosures, to remove any quantitative disclosure of Spitfire’s estimated standardized measure and to disclose the reasons why this information is not included.  HKN is also revising footnote 10, Income Taxes, to provide additional information regarding our income tax contingency.

v.              Item 15 (Exhibits and Financial Statement Schedules) — HKN is providing revised third-party reserve reports in accordance with Item 1202(a)(8) of Regulation S-K.

HKN previously filed Amendment No. 1 of Form 10-K/A on April 14, 2010 pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, to amend its Annual Report on Form 10-K for the year ended December 31, 2009 by adding the information required by Items 10, 11, 12 and 13 of Part III relating to Directors and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and Certain Relationships and Related Transactions, respectively.

In order to preserve the nature and character of the disclosures as originally filed, except as specifically discussed in this Amendment No. 2 to the Annual Report on Form 10-K/A, no attempt has been made to modify or update such disclosures for events which occurred subsequent to the original filing on February 19, 2010. This Amendment No. 2 to the Annual Report on Form 10-K/A does not otherwise alter the disclosures set forth in the Amendment No. 1 of the Annual Report for the year ended December 31, 2009.

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

See Note 14 — “Other Information” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for financial information about our oil and gas interests.

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

Oil and Gas Properties and Locations

Production and Revenues — See also Note 16 — “Oil and Gas Disclosures” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for certain information about our proved oil and gas reserves.  A summary of our ownership in our most significant producing properties at December 31, 2009 is as follows:

	Average Working Interest	Average Revenue Interest
Lake Raccourci	40%	27%
Lapeyrouse	12%	7%
Raymondville	22%	16%
Main Pass Block 35	91%	72%
Creole	15%	11%

The following table shows, for the periods indicated, operating information attributable to our oil and gas interests:

	2009	2008	2007
Production:
Natural Gas (Mcf)	388,000	703,000	986,000
Oil (Bbls)	148,000	149,000	172,000
Revenues:
Natural Gas	$1,542,000	$6,913,000	$7,881,000
Oil	8,643,000	15,293,000	12,538,000
Total	$10,185,000	$22,206,000	$20,419,000

Unit Prices:
Natural Gas (per Mcf)	$3.97	$9.83	$7.99
Oil (per Bbl)	$58.48	$102.35	$72.95
Production costs per equivalent Mcfe	$6.73	$6.75	$4.29
Amortization per equivalent Mcfe	$2.30	$2.87	$2.72

Acreage and Wells — At December 31, 2009, we owned interests in the following oil and gas wells and acreage.

	Gross Wells		Net Wells		Developed Acreage		Undeveloped Acreage
State	Oil	Gas	Oil	Gas	Gross	Net	Gross	Net
Texas	—	31	—	4.53	1,573	304	2,811	237
Louisiana	69	34	44.38	3.93	7,293	2,204	7,453	2,157
Other	—	12	—	6.44	—	—	1,862	1,210
Total	69	77	44.38	14.90	8,866	2,508	12,126	3,604

Most of our proved undeveloped acreage is subject to lease expiration if initial wells are not drilled within a specified period, generally not exceeding three years.  We do not expect to lose any significant lease acreage because of failure to drill due to inadequate capital, equipment or personnel.  However, based on our evaluation of prospective economics, we have allowed certain lease acreage to expire and may allow additional acreage to expire in the future.

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

Reserve Information - The process of estimating oil and gas reserves is complex and requires significant judgment as discussed in Item 1A, Risk Factors.  As a result, we have developed internal policies and controls for reviewing the reserve reports which are prepared by qualified third-party engineers, as defined by the Society of Petroleum Engineers’ standards.  We also require that the independent third-party reservoir engineers ensure that the proved reserve estimates are determined in accordance with SEC definitions and guidance.  Our internal policies assign responsibility for review of our third-party reserve reports to our Vice President of Exploration who has more than 20 years of experience in this field.

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

After making an exhaustive effort, we were unable to obtain the reserve information necessary from our equity method investment in Spitfire since Spitfire’s most recent reserve report data is based on a calendar year end of March 31, 2009. After contacting Spitfire for updated reserve estimates as of December 31, 2009, they indicated these estimates are not available and would not be available to the public. In addition, their reserve report is not compiled in accordance with the SEC guidelines. Therefore, Spitfire has not been included in our estimated reserve quantities of proved oil and gas reserves as of December 2009 and 2008.

	(Unaudited)
	Total (1)
	Oil (Barrels)	Gas (Mcf)
	(in thousands)
Proved reserves:
As of December 31, 2006	1,856	7,005
Extensions and discoveries	220	311
Revisions	486	(1,135)
Production	(172)	(986)
Purchases of reserves in place	—	—
Sales of reserves in place	(21)	(175)
As of December 31, 2007	2,369	5,020
Extensions and discoveries	371	601
Revisions	(1,132)	(703)
Production	(149)	(703)
Purchases of reserves in place	—	—
Sales of reserves in place	—	—
As of December 31, 2008	1,459	4,215
Extensions and discoveries	221	203
Revisions	82	(1,016)
Production	(148)	(388)
Purchases of reserves in place	1	61
Sales of reserves in place	—	—
As of December 31, 2009	1,615	3,075

	Oil (Barrels)	Gas (Mcf)
	(in thousands)
Proved reserves:
Proved developed reserves at:
December 31, 2007	1,880	4,619
December 31, 2008	1,417	3,733
December 31, 2009	1,425	2,890
Proved undeveloped reserves at:
December 31, 2007	489	401
December 31, 2008	42	482
December 31, 2009 (2)	190	185

(1)          All reserves were held within the United States for the years ended December 31, 2009, 2008 and 2007.

(2)          Our December 31, 2009 proved undeveloped reserves were comprised of 190 thousand barrels of crude oil and 185 thousand Mcf of natural gas, net. Proved undeveloped oil reserves increased 352% from our December 31, 2008 total of 42 thousand barrels of crude oil primarily as a result of the incorporation of 2008 positive drilling results which proved up several additional development locations in our third-party reserve estimates at December 31, 2009.  Proved undeveloped natural gas reserves decreased by 62% from December 31, 2008 estimates of 482 thousand Mcf primarily from the removal of undeveloped natural gas reserves at Main Pass 35 due to the uneconomic nature of the projects using 2009 twelve month average gas pricing. During the year ended December 31, 2009, the Company focused its capital program on development drilling and facility improvements and did not incur any capital expenditures or make any significant progress to convert any of our proved undeveloped reserves to proved developed reserves. As of December 31, 2009, no undeveloped reserves that were identified more than 5 years ago remain in our proved reserve portfolio.

At December 31, 2009, we had two fields, Main Pass and Creole Field, that contained 15% or more of our total proved reserves. The following table shows the production for these fields for the year ended December 31:

	2009		2008		2007
Field:	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Main Pass	104,965	—	100,508	—	119,815	—
Creole Field	23,720	66,342	17,610	22,831	6,848	6,958

Coalbed Methane Prospects — Indiana and Ohio

At December 31, 2009, we currently hold two coalbed methane exploration and development agreements in Indiana and Ohio. The agreements provide for a phased delineation, pilot and development program with corresponding staged expenditures. Third party consultants with a long track record in successful coalbed methane development provide expert advice for these projects. These coalbed methane prospects provide for an area of mutual interest of approximately 400,000 gross acres in Indiana and 400,000 gross acres in Ohio. In association with the Indiana coalbed methane exploration and development agreement, we executed a coalbed methane lease during February 2010 for an area of 84,527 gross acres (54,943 net acres) within the Indiana prospect area.  This lease will expire in 2019, if not extended.  The Ohio coalbed methane exploration and development agreement expired during 2010, and management is currently considering whether to negotiate an extension of the Ohio agreement.  There are no proved reserves or production associated with the Indiana or Ohio coalbed methane prospects. We do not expect to lose any significant acreage associated with our coalbed methane prospects because of failure to develop or drill due to inadequate capital, equipment, or personnel.

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

International Energy Investment — Global Energy Development PLC

At December 31, 2009 and 2008, we held an investment in Global Energy Development PLC (“Global”) through our ownership of approximately 34% of Global’s ordinary shares. We account for our ownership of Global shares as a cost method investment. Global is a petroleum exploration and production company focused on Latin America. Global’s shares are traded on the AIM, a market operated by the London Stock Exchange.  See Note 3 — “Other Investments” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further information. Additional information regarding Global’s operations may be found on their website, www.globalenergydevelopmentplc.com.

Canadian Energy Investment — Spitfire Energy, Ltd.

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

Discontinued Operations — Canergy Management Company and Canergy Growth Fund

In 2008, we created the Canergy Growth Fund to invest in the Canadian junior oil and gas market.  As a result of the dramatic decline in the U.S. and foreign stock markets, and in order to avoid future additional significant losses, Canergy Growth Fund divested of all of its common stock holdings in Canadian junior oil and gas companies during 2008. With the continued economic volatility in 2009, we did not participate in any additional investments during 2009.  In the fourth quarter 2009, we chose to dissolve the Canergy Growth Fund and Canergy Management Company. The results of operations have been reclassified to discontinued operations in our Consolidated Financial Statements. See Note 13 — “Discontinued Operations” in the Notes to Consolidated Financial Statements contained in Part III, Item 8 of this Annual Report on Form 10-K for further information.

Energy-Based Trading Investments

In 2008, due to the dramatic volatility in the U.S. and international stock markets, we terminated all our common stock and common stock derivative contracts used for trading purposes. We had previously maintained an investment portfolio of investments in energy industry and foreign currency securities traded on domestic securities exchanges.  We did not participate in the trading of energy-based investments in 2009. Therefore, we had no total potential obligations or exposure associated with such instruments as of December 31, 2009.  See “Note 3 — Other Investments” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for financial information regarding our trading activities.

Employees

At December 31, 2009, we had 16 employees. We have experienced no work stoppages or strikes as a result of labor disputes and consider relations with our employees to be satisfactory. We maintain group medical, dental, surgical and hospital insurance plans for our employees.

PART II

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

Capital Deployment Update

During 2009, we continued our efforts to deploy assets into energy-based opportunities to build annual measurable value and/or cash flow as follows:

•                  We deployed capital expenditures of approximately $831 thousand to enhance the value of our Main Pass 35 field through process, structural, environmental and operational improvements to the facility.

•                  We deployed capital expenditures of approximately $1.3 million for oil and gas exploratory and development drilling at our Creole Field, as well as other projects.

•                  In accordance with our share buyback program, in 2009, we repurchased 708 thousand of our common shares in the market (approximately 7% of our outstanding shares) for total proceeds of approximately $1.9 million.

•                  We simplified our capital structure by redeeming 44 thousand shares of our Series M Preferred Stock and six hundred shares of our G1 Preferred Stock for a total of approximately $4.4 million.  As of December 31, 2009, our Series M Preferred Stock is no longer outstanding.

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

Main Pass, Plaquemines Parish — Louisiana

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

East Lake Verret, Assumption Parish — Louisiana

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

Branville Bay Field, St. Bernard Parish — Louisiana

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

NW Speaks Field, Lavaca County — Texas

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

Raymondville Field, Willacy County — Texas

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

Coalbed Methane Prospects — Indiana and Ohio

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

On the Indiana Posey Prospect, we completed Phase I — Core Samples work on the Indiana Prospect which consisted of obtaining and analyzing coal samples. Based on the positive outcome of the coring analysis, we elected into Phase II which consists of exploratory work.  During 2007, all five pilot producing wells were drilled, completed and put on pump-down production for gas desorption via newly installed pumps, lines and facilities. In addition, a produced water disposal well was drilled and completed to service the pilot wells.  Some gas production has begun and is being used throughout the field for fuel gas needs.  The extent of water influx is under evaluation to enhance desorption efforts.  In 2008, chemical treatments to enhance well fluid productivity was begun with fracture stimulation under evaluation as desorption pump-down continues. Also in 2008, a fracture stimulation was performed to increase desorption pumpdown rates. Alternative design stimulations are under evaluation as pumpdown continues as the initial fracture treatments are evaluated.

We elected to proceed with a second pilot well project. A monitor well was drilled, completed and tested for permeability determination in late 2007. During 2008, five pilot producers and the water disposal well were completed with specialized fracture stimulation completed in late fourth quarter 2008.  Currently, we are in the dewatering phase in which the pilot wells are produced to maximize fluid (water) production in order to lower reservoir pressure so that desorption of gas can occur in the pilot test wells on the Indiana Posey Contract area.  We continue to evaluate their progress.  Following an evaluation period of these two pilot areas, we will evaluate a Phase III — Development election and funding of a development well program as contemplated by the agreements.

On the Ohio Cumberland Prospect, we completed Phase I — Core Samples work on the Ohio Prospect which consisted of obtaining and analyzing coal samples. With regard to Phase II, we made an additional $500 thousand prospect acquisition payment and intend to fund the first of two pilot well projects on the Cumberland Prospect.  This Phase II project has been temporarily suspended until such time as oil and gas commodity pricing increases.  We continue to focus our efforts on the Indiana Posey Contract.

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

INVESTMENT IN BRITEWATER INTERNATIONAL, LLC.

In June 2009, we acquired a 19.5% interest in a privately-held company, BWI, formerly referred to as UniPure, with a patented oilfield emulsion breaking “OHSOL” technology. We are deemed to be the primary beneficiary, and accordingly, we have consolidated the assets and liabilities of BWI as of the investment date. The results of operations for the six months ended December 31, 2009 have been consolidated in our results of operations. See Note 2 — Investment in BriteWater International, LLC.” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further information.

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

Property and Equipment — We follow the full cost method of accounting for our investments in oil and natural gas properties. All costs incurred with the acquisition, exploration and development of oil and natural gas properties, including unproductive wells, are capitalized. Under the full cost method of accounting, such costs may be incurred both prior to or after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion and equipment. Included in capitalized costs are general and administrative costs that are directly related to acquisition, exploration and development activities, and which are not related to production, general corporate overhead or similar activities. For the years 2009, 2008, and 2007, such capitalized general and administrative costs totaled $295 thousand, $248 thousand, and $904 thousand, respectively. General and administrative costs related to production and general overhead are expensed as incurred.

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

Full-Cost Ceiling Test — At the end of each quarter, the unamortized cost of oil and natural gas properties, after deducting the asset retirement obligation, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using average monthly prices, discounted at 10%, and the lower of cost or fair value of unproved properties adjusted for related income tax effects.

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

Based on the twelve (12) month average commodity pricing in 2009 of $3.87 per Mmbtu for natural gas and $61.18 per barrel for crude oil, we did not have an impairment of our oil and natural gas properties under the full cost method of accounting. Due to the imprecision in estimating oil and natural gas revenues as well as the potential volatility in oil and natural gas prices and their effect on the carrying value of our proved oil and natural gas reserves, there can be no assurance that write-downs in the future will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities. For a complete discussion of our proved oil and gas reserves, see Note 16 — “Oil and Gas Disclosures” in the Notes to the Consolidated Financial statements contained in Part II, Item 8 of the Annual Report of Form 10-K.

Fair Value of Financial Instruments — Financial instruments are stated at fair value as determined in good faith by management. Factors considered in valuing individual investments may include, without limitation, available market prices, reported net asset values, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position and operating results, and other pertinent information.

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

Equity Method Investments — For investments in which we have the ability to exercise significant influence but do not control, we follow the equity method of accounting. Our equity investment in Spitfire is classified as a non-current asset in our accompanying balance sheets. Initial investments are recorded at cost and adjusted by the proportionate share of the investee’s earnings and capital transactions. Our share of investee earnings and our share of their capital transactions are recorded to our income statement.  We evaluate these investments for other-than-temporary declines in value each quarter; any impairment found is recognized through earnings.

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

Income Taxes — We account for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We measure and record income tax contingency accruals in accordance with ASC 740, Income Taxes.

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

During 2008, we received a proposed adjustment to our federal tax liability for the calendar year 2005.  We filed a formal protest with the IRS Appeals Office during 2008.  In April 2009, we filed our supplement to the written protest which included a third party valuation report supporting the basis of our recognized gain recorded for ACE purposes.  Utilizing the process outlined above, we have recorded an income tax contingency for this item, including interest and penalties, of $225 thousand.  Although we intend to vigorously defend the proposed adjustment and strongly believe the third party valuation report supports our position and that we have meritorious defenses, if the IRS Appeals Office were to deny all of our protests and our assumptions and estimates associated with this income tax contingency are inaccurate, we could be liable for approximately $5.7 million in additional tax, penalties and interest.

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

Recent Accounting Pronouncements —  In December 2007, FASB issued guidance related to Business Combinations under ASC 805, Business Combinations, and guidance related to the accounting and reporting of noncontrolling interest under ASC 810-10-65-1, Consolidation. This guidance significantly changes the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. This guidance became effective January 1, 2009. We applied this guidance to our investment in BWI. Please see Note 2 — “Investment in BriteWater International, LLC” in the Notes to Consolidated Financial Statements for additional information.

In March 2008, the FASB issued guidance related to the disclosures about derivative instruments and hedging activities under FASB ASC 815-10-50, Derivatives and Hedging. This guidance requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under applicable guidance, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. These disclosure requirements are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of ASC 815-10-50 on January 1, 2009 did not have a material impact on our consolidated financial statements. See Note 5 — “Derivative Instruments” in the Notes to Consolidated Financial Statements for additional information.

In June 2008, the FASB issued guidance to evaluate whether an instrument (or embedded feature) is indexed to an entity’s own stock under ASC 815-40-15, Derivatives and Hedging. The guidance requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock in order to determine if the instrument should be accounted for as a derivative under the scope of ASC 815-10-15. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted ASC 815-40-15 beginning January 1, 2009.  We applied this guidance to the conversion feature in our Series M Convertible Preferred Stock (“Series M Preferred”). See Note 5 — “Derivative Instruments” in the Notes to Consolidated Financial Statements for additional information.

In November 2008, the FASB issued guidance related to accounting considerations for equity method investments under ASC 323-10-35, Investments — Equity Method and Joint Ventures. This guidance states that an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee’s share issuance should be recognized in earnings. Previous to this, changes in equity for both issuances and repurchases were recognized in equity. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted ASC 323-10-35 beginning January 1, 2009.  We applied this guidance to our equity investment in Spitfire Energy. See Note 4 — “Equity Investment in Spitfire Energy” in the Notes to Consolidated Financial Statements for additional information.

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

In May 2009, the FASB issued guidance related to subsequent events under ASC 855-10, Subsequent Events. This guidance sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. We adopted ASC 855-10 in 2009 and have included the required disclosures in our consolidated financial statements. See Note 18 — “Subsequent Events” in the Notes to Consolidated Financial Statements for additional information.

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

RESULTS OF OPERATIONS

For the purposes of discussion and analysis, we are presenting a summary of our consolidated results of operations followed by more detailed discussion and analysis of our operating results.  The primary components of our net income / (net loss) from continuing operations for each of the years in the three year period ended December 31, 2009, were as follows (in thousands, except per-share data):

	Year Ended December 31,			Year Ended December 31,
	2009	2008	% Change	2008	2007	% Change
Oil and gas operating profit (1)	$1,594	$11,405	(86)%	$11,405	$11,771	(3)%
Gas sales revenues	$1,542	$6,913	(78)%	$6,913	$7,881	(12)%
Gas production (mcf)	388,153	703,360	(45)%	703,360	986,279	(29)%
Gas price per mcf	$3.97	$9.83	(60)%	$9.83	$7.99	23%
Oil sales revenues	$8,643	$15,293	(43)%	$15,293	$12,538	22%
Oil production (bbls)	147,784	149,414	(1)%	149,414	171,866	(13)%
Oil price per bbl	$58.48	$102.35	(43)%	$102.35	$72.95	40%
Trading losses (2)	$—	$(4,344)	100%	$(4,344)	$680	(739)%
Other revenues, net	$2,183	$2,401	(9)%	$2,401	$3,199	(25)%
General and administrative expenses, net	$3,197	$5,281	(39)%	$5,281	$5,950	(11)%
Provision for doubtful accounts	$183	$41	346%	$41	$(106)	139%
Depreciation, depletion, amortization and accretion	$3,524	$5,224	(33)%	$5,224	$6,107	(14)%
Other losses	$33	$121	(73)%	$121	$390	(69)%
Impairment of investment in Spitfire	$—	$4,618	(100)%	$4,618	$—	100%
Impairment of facilities	$—	$97	(100)%	$97	$—	100%
Full cost pool impairment	$—	$19,906	(100)%	$19,906	$—	100%
Equity in losses (earnings) in Spitfire	$225	$(196)	215%	$(196)	$50	(492)%
Income tax expense (benefit)	$(40)	$275	(115)%	$275	$30	817%
Net income (loss) from continuing operations	$(3,345)	$(25,905)	(87)%	$(25,905)	$3,229	(902)%
Loss from discontinued operations, net of taxes	$—	$(841)	100%	$(841)	$—	100%
Net loss attributed to noncontrolling interests	$295	$—	100%	$—	$—	100%
Net income (loss) attributed to HKN	$(3,050)	$(26,746)	(89)%	$(26,746)	$3,229	(928)%
Net income (loss) attributed to common stock	$(3,469)	$(27,108)	(87)%	$(27,108)	$2,965	(1014)%
Net income (loss) per common share:
From continuing operations	$(0.37)	$(2.74)	86%	$(2.74)	$0.30	(1013)%
From discontinued operations	$—	$(0.09)	100%	$(0.09)	$—	100%
Basic and diluted	$(0.37)	$(2.83)	87%	$(2.83)	$0.30	(1042)%

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

Trading Revenues, net

We had no trading activity during the year ended December 31, 2009.  As a result of our trading activities of investments in energy industry securities in 2008 and 2007, we recognized the following net trading revenues (losses) (in thousands):

	December 31, 2008	December 31, 2007
Unrealized loss on written call positions	$—	$(50)
Unrealized gain on written put positions	—	68
Unrealized gain (loss) on written commodity calls	37	(37)
Unrealized gain (loss) on commodity puts	18	(61)
Realized gain (loss) on written put options	(2,795)	919
Realized loss on crude futures	(1,229)	—
Realized gain on foreign currency	97	—
Realized loss on purchased commodity puts	(16)	(85)
Realized loss on common stock	(535)	(90)
Realized gain on written call positions	79	16
Total trading income (loss)	$(4,344)	$680

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

Income Tax Expense

We recognized an income tax benefit of $40 thousand during 2009 due to an adjustment made in the current period to our 2008 state and federal income tax liability.  During 2008, we recognized income tax expense of $271 thousand due primarily to an income tax contingency related to a proposed adjustment to our federal tax liability for the calendar year 2005.  See Note 10 — Income Taxes for further discussion.  We had no other income tax contingencies in the current year or 2007.

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

	2009	2008	2007
Series G1	$12,000	$13,000	$13,000
Series G2	8,000	8,000	8,000
Series M	260,000	284,000	196,000
Total	$280,000	$305,000	$217,000

Payments of Preferred Stock Dividends and Preferred Stock Redemptions

At December 31, 2009, 2008 and 2007, the following shares of our Preferred Stock issuances were outstanding:

	2009	2008	2007
Series G1	1,000	1,600	1,600
Series G2	1,000	1,000	1,000
Series M	—	44,000	44,000
Total	2,000	46,600	46,600

Payment of Preferred Stock Dividends — During 2009, 2008 and 2007, we paid the accrued dividends related to preferred stock for the Series G1 and G2 Preferred with shares of our common stock issuing approximately 157, 249 and 83 shares, respectively, of our common stock as payment for the accrued dividends related to the Series G1 and G2 Preferred. The difference between the fair value of the shares of our common stock and the carrying value of the dividend liability, net of withholding taxes paid on behalf of the preferred shareholders, is considered a debt extinguishment gain of $18 thousand, $29 thousand and $9 thousand in 2009, 2008 and 2007, respectively, and is reflected as payment of preferred stock dividends as an increase to net income (loss) to arrive at net income (loss) attributed to common stock.

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

The net effect of these preferred stock modifications and payments of preferred stock dividends for the three years ended December 31, 2009 is as follows:

	2009	2008	2007
Series G1	$7,000	$18,000	$6,000
Series G2	8,000	10,000	3,000
Series M	(154,000)	(85,000)	(56,000)
Total	$(139,000)	$(57,000)	$(47,000)

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

	December 31,	December 31,
(Thousands of dollars)	2009	2008
Current ratio	2.74 to 1	5.77 to 1
Working capital (1)	$5,989	$16,102
Total debt	$—	$—
Total cash and marketable securities less debt	$7,030	$15,219
Total stockholders’ equity	$57,831	$59,904
Total liabilities to equity	0.18 to 1	0.15 to 1

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

Option to Issue Common Shares — In 2009, pursuant to the terms of our investment in BWI and the related Agreement, HKN and the other BWI unitholders granted to one another put and call options with respect to 3,050 units of BWI (or 30.5% of the outstanding units) in exchange for issuance of 725 thousand restricted shares of our common stock.  These options are exercisable only if certain conditions are satisfied prior to June 2012.  None of these conditions have been met as of December 31, 2009 or as of the date of this filing.  Please see Note 2 —“Investment in BriteWater International, LLC” for additional information of our investment.

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

Obligations and Commitments

Oil, Natural Gas and Coalbed Methane Commitments — During 2009, we expended approximately $2.6 million of capital expenditures and workovers in the United States. The majority of these capital expenditures were associated with completion costs for the Creole field in south Texas and upgrades and improvements made at our Main Pass 35 facility in offshore Louisiana.  During 2009, we limited our capital expenditures while oil and natural gas prices remained low.  In 2009, industry-wide drilling costs did not reduce in comparison to the dramatic drop in commodity prices.  In 2010, we expect to fund our capital expenditures with available cash on hand and through projected cash flow from operations.  Our capital expenditures for 2010 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in us losing certain prospect acreage or reducing our interest in future development projects.

BriteWater Contingencies — In 2009, BWI recorded a contingent liability of $800 thousand which may be payable to a vendor upon the conclusion of certain testing events of the OHSOL plant equipment. This contingent liability is included in other accrued liabilities within our consolidated condensed balance sheet.

Deferred Tax Liability — In 2009, upon our investment in BWI, we recorded a deferred tax liability in the amount of $729 thousand, calculated by applying the domestic statutory tax rates to the difference between the book purchase price and the estimated tax basis.  Information and research regarding the tax basis of the assets at the date of the acquisition is not complete at this time and the deferred tax may be adjusted as more information becomes available.

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

Consolidated Contractual Obligations — The following table presents a summary of our consolidated contractual obligations and commercial commitments as of December 31, 2009 (in thousands):

	Payments Due by Period
Contractual Obligations	2010	2011	2012	2013	Thereafter	Total
Office Leases	$189	$78	$—	$—	$—	$267
Oil, Gas and Coalbed Methane
Commitments (1)	$—	$—	$—	$—	$—	—
Asset Retirement Obligation	$43	$378	$197	$137	$5,438	6,193
Total Contractual Cash Obligations	$232	$456	$197	$137	$5,438	$6,460

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

Treasury Stock — In January 2009, our Board of Directors authorized an amendment to the existing repurchase plan allowing us to repurchase an additional 1 million shares of our common stock. During the year ended December 31, 2009, we repurchased approximately 708 thousand shares of our common stock. This included a repurchase of 500 thousand shares of our common stock for $1.3 million from a shareholder in a privately negotiated transaction pursuant to our repurchase program. During the year ended December 31, 2009, we retired approximately 715 thousand treasury shares. As of December 31, 2009 approximately 530 thousand shares remained available for repurchase under our repurchase program.

During 2008, we repurchased 507 thousand shares of our common stock in the open market at a cost of approximately $4.4 million pursuant to our repurchase program. In 2008, we cancelled 500 thousand of these shares.  At December 31, 2008, we held 6,869 shares of treasury stock, and approximately 237 thousand shares remained available for repurchase under our repurchase program.

Redemption of Series M Preferred — During 2009, we redeemed all 44 thousand shares of our Series M Preferred with a liquidation value of $100 per share for $4.4 million in cash. In addition, we paid approximately $124 thousand in accrued dividends on these shares.

Redemption of Series G1 Preferred — During 2009, we redeemed six hundred shares of our Series G1 Preferred with a liquidation value of $100 per share and 18 Common stock for $5 thousand in cash. In addition, we paid approximately $2 thousand in accrued dividends on these shares.

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

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements appear on pages 33 through 67 in this Annual Report.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HKN, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 18, 2010 expressed an unqualified opinion on the effectiveness of HKN, Inc.’s internal control over financial reporting.

HEIN & ASSOCIATES LLP

Dallas, Texas

February 18, 2010

HKN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

	December 31,	December 31,
	2009	2008
Assets

Current Assets:
Cash and temporary investments	$7,030	$5,722
Marketable securities (Treasury bills)	—	9,497
Accounts receivable, net	1,969	3,778
Prepaid expenses and other current assets	433	482
Total Current Assets	9,432	19,479

Unevaluated oil and gas properties	5,099	4,874
Evaluated oil and gas properties, net	29,355	29,628
OHSOL equipment, net	7,027	—
Other equipment, net	697	856
Property and Equipment, net	42,178	35,358

Intangible assets	1,946	—
Investment in Global	12,637	11,824
Investment in Spitfire, equity method	1,608	1,820
Other Assets	414	292
	$68,215	$68,773

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade payables	$498	$639
Accrued liabilities and other	2,153	1,826
Income tax contingency	225	225
Revenues and royalties payable	567	687
Total Current Liabilities	3,443	3,377

Asset Retirement Obligation	6,193	5,472
Deferred Income Taxes	748	20
Total Liabilities	10,384	8,869

Commitments and Contingencies (Note 17)

Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $100 thousand and $160 thousand liquidation value, respectively; 700,000 shares authorized; 1,000 and 1,600 shares outstanding, respectively	1	2
Series G2 Preferred Stock, $1.00 par value; $100 thousand liquidation value 100,000 shares authorized; 1,000 shares outstanding	1	1
Series M Preferred Stock, $1.00 par value; $0 and $4.4 million liquidation value, respectively; 50,000 shares authorized; 0 and 44,000 shares outstanding, respectively	—	44
Common stock, $0.01 par value; 24,000,000 shares authorized; 9,553,847 and 9,268,253 shares issued, respectively	96	93
Additional paid-in capital	437,877	442,642
Accumulated deficit	(388,644)	(385,171)
Accumulated other comprehensive income	3,213	2,312
Treasury stock, at cost, 0 and 6,869 shares held, respectively	—	(19)
Total HKN, Inc. Stockholders’ Equity	52,544	59,904
Noncontrolling interest	5,287	—
Total Stockholders’ Equity	57,831	59,904
	$68,215	$68,773

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

HKN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except for share and per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues and other:
Domestic oil and gas operations	$10,185	$22,206	$20,419
Trading revenues (losses), net	—	(4,344)	680
Interest and other income	2,183	2,401	3,199
	12,368	20,263	24,298
Costs and Expenses:
Domestic oil and gas operating expenses	8,591	10,801	8,648
General and administrative expenses	3,197	5,281	5,950
Provision (benefit) for doubtful accounts	183	41	(106)
Depreciation, depletion, amortization and accretion	3,524	5,224	6,107
Equity in losses (gains) of Spitfire	225	(196)	50
Impairment of facilities	—	97	—
Impairment of investment in Spitfire	—	4,618	—
Full cost impairment	—	19,906	—
Interest expense and other losses	33	121	390
	15,753	45,893	21,039
Income (loss) from continuing operations before income taxes	$(3,385)	$(25,630)	$3,259
Income tax expense (benefit)	(40)	275	30
Income (loss) from continuing operations	$(3,345)	$(25,905)	$3,229
Loss from discontinued operations, net of taxes	—	(1,049)	—
Net income (loss)	$(3,345)	$(26,954)	$3,229
Net loss attributable to noncontrolling interests	295	—	—
Net loss from discontinued operations attributable to noncontrolling interests	—	208	—
Net income (loss) attributable to HKN, Inc.	$(3,050)	$(26,746)	$3,229
Accrual of dividends related to preferred stock	(280)	(305)	(217)

Payments of dividends and modification of preferred stock and common stock warrants	(139)	(57)	(47)
Net income (loss) attributed to common stock	$(3,469)	$(27,108)	$2,965
Basic and diluted net income (loss) per common share:
Net income (loss) per common share from continuing operations	$(0.37)	$(2.74)	$0.30
Net loss per common share from discontinued operations	—	(0.09)	—
Net income (loss) per common share	$(0.37)	$(2.83)	$0.30
Weighted average common shares outstanding	9,269,565	9,587,952	9,799,332

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

HKN, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

									Accumulated
					Additional				Other
	Preferred Stock			Common	Paid-In	Treasury	Noncontrolling	Accumulated	Comprehensive
	G1	G2	M	Stock	Capital	Stock	Interest	Deficit	Income	Total

Balance, December 31, 2006	$2	$1	$44	$100	$449,218	$(1,670)	$—	$(361,028)	$18,334	$105,001

Accrual of preferred stock dividends	—	—	—	—	—	—	—	(264)	—	(264)
Issuance of preferred stock dividends	—	—	—	—	1	—	—	—	—	1
Reverse stock split	—	—	—	—	(10)	—	—	—	—	(10)
Treasury stock repurchase	—	—	—	—	—	(679)	—	—	—	(679)
Treasury stock retirements	—	—	—	(2)	(2,347)	2,349	—	—	—	—
Equity in stock issuances by Spitfire	—	—	—	—	111	—	—	—	—	111
Comprehensive loss:
Net income	—	—	—	—	—	—	—	3,229	—
Unrealized holding loss on available for sale investments									(8,469)
Reclassification of holding loss on available for sale investment into earnings									207
Unrealized foreign currency gain									639
Total comprehensive loss										(4,394)
Balance, December 31, 2007	$2	$1	$44	$98	$446,973	$—	$—	$(358,063)	$10,711	$99,766

Accrual of preferred stock dividends	—	—	—	—	—	—	—	(362)	—	(362)
Issuance of preferred stock dividends	—	—	—	—	2	—	—	—	—	2
Treasury stock repurchase	—	—	—	—	—	(4,404)	—	—	—	(4,404)
Treasury stock retirements	—	—	—	(5)	(4,380)	4,385	—	—	—	—
Equity in stock issuances by Spitfire	—	—	—	—	47	—	—	—	—	47
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(26,746)	—
Unrealized holding loss on available for sale investments									(2,172)
Unrealized foreign currency loss									(6,227)
Total comprehensive loss										(35,145)
Balance, December 31, 2008	$2	$1	$44	$93	$442,642	$(19)	$—	$(385,171)	$2,312	$59,904
Issuance of restricted shares related to investment, net of issuance costs of $35 thousand	—	—	—	10	1,307	—	—	—	—	1,317

Cumulative effect of Series M Preferred conversion feature	—	—	—	—	—	—	—	(4)	—	(4)
Adjustment of Series M conversion price	—	—	—	—	76	—	—	(76)	—	—
Accrual of preferred stock dividends	—	—	—	—	—	—	—	(280)	—	(280)
Issuance of preferred stock dividends	—	—	—	—	1	—	—	(63)	—	(62)
Preferred stock redemption	(1)	—	(44)	—	(4,356)	—	—	—	—	(4,401)
Treasury stock repurchase	—	—	—	—	—	(1,890)	—	—	—	(1,890)
Treasury stock retirements	—	—	—	(7)	(1,902)	1,909	—	—	—	—
Equity in stock repurchases by Spitfire	—	—	—	—	109	—	—	—	—	109
Comprehensive loss:
Net loss								(3,050)	—
Unrealized holding gain on available for sale investments									24
Unrealized foreign currency gain									877
Total comprehensive loss										(2,149)
Noncontrolling interest in investment	—	—	—	—	—	—	5,287	—	—	5,287
Balance, December 31, 2009	$1	$1	$—	$96	$437,877	$—	$5,287	$(388,644)	$3,213	$57,831

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

HKN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended
	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$(3,345)	$(26,954)	$3,229
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation, depletion, amortization and accretion	3,524	5,224	6,107
Loss on trading investments	—	534	91
Loss (gain) on trading derivatives	—	3,810	(779)
Equity in losses (gains) of Spitfire	225	(196)	50
Realized gain from sale of Spitfire shares	(30)	—	—
Impairment of investment in Spitfire	—	4,618	—
Impairment of facilities	—	97	—
Full cost impairment	—	19,906	—
Operating cash flows from discontinued operations	—	804	—
Other	—	(224)	(117)
Change in operating assets and liabilities:
Decrease (increase) in marketable securities	9,497	(9,497)	5,000
Decrease in accounts receivable and other	1,796	537	4,211
Decrease in margin deposits posted with brokers	—	123	587
(Decrease) increase in derivative liabilities	—	(3,872)	388
Decrease in trade payables and other	(1,385)	(2,231)	(6,299)
Net cash provided (used) by operating activities	10,282	(7,321)	12,468

Cash flows from investing activities:
Net proceeds from sales of assets	—	337	1,281
Capital expenditures	(2,552)	(6,896)	(10,867)
Sales of investments	—	2,265	1,530
Purchase of available for sale investments	—	(1,634)	—
Investing cash flows from discontinued operations	—	(1,969)	—
Purchase of common shares in Spitfire	—	(77)	(3,900)
Proceeds from sale of Spitfire common shares	212	—	—
Net cash used in investing activities	(2,340)	(7,974)	(11,956)

Cash flows from financing activities:
Redemption of preferred stock	(4,401)	—	—
Financing cash flows from discontinued operations	—	208	—
Payments of preferred dividends	(343)	(368)	(196)
Cash paid for partial shares in reverse split	—	—	(10)
Treasury shares purchased	(1,890)	(4,404)	(679)
Net cash used in financing activities	(6,634)	(4,564)	(885)

Net increase (decrease) in cash and temporary investments	1,308	(19,859)	(373)
Cash and temporary investments at beginning of year	5,722	25,581	25,954
Cash and temporary investments at end of year	$7,030	$5,722	$25,581

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

Principles of Consolidation and Presentation - The consolidated financial statements include the accounts of HKN and all of the companies that we, through our direct or indirect ownership or share holding, were provided the ability to control the operating policies and procedures. All significant intercompany balances and transactions have been eliminated. During the fourth quarter of 2009, we discontinued operations of the Canergy Growth Fund and Canergy Management from our consolidated financial statements. We reflected the deconsolidation retrospectively. See Note 13 — “Discontinued Operations” for further discussion.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates are required for proved oil and gas reserves which, as described in Note 7 — Oil and Gas Properties, may have a material impact on the carrying value of oil and gas property. Actual results could differ from those estimates and such differences could be material. Certain prior year amounts have been reclassified to conform with the 2009 presentation.

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

Hurricane Damage Repairs — In 2008, we recognized $1.1 million as expense damages incurred from hurricanes Gustav and Ike primarily related to our insurance deductible and repair costs in excess of insured values. At December 31, 2008, our remaining insurance claim receivable was $1.4 million on our consolidated balance sheet. These insurance proceeds were received in early 2009.

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

Comprehensive Income (Loss) — Comprehensive income (loss) includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Our total comprehensive income (loss) is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Net (loss) income attributable to HKN	$(3,050)	$(26,746)	$3,229
Foreign currency translation adjustment on investment	877	(6,227)	639
Reclassification of holding gain on available for sale investments into earnings	—	—	207
Unrealized (loss) gain on investments	24	(2,172)	(8,469)
Total comprehensive loss	$(2,149)	$(35,145)	$(4,394)

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

Derivative Instruments — We have not designated any of our derivative instruments as hedges under FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. All gains and losses related to our derivative instruments are recognized in Other losses (gains). Please see Note 5 — “Derivative Instruments” for additional information.

Equity Method Investments — For investments in which we have the ability to exercise significant influence but do not control, we follow the equity method of accounting.  Initial investments are recorded at cost and adjusted by the proportionate share of the investee’s earnings and capital transactions.  Our share of investee earnings and our share of their capital transactions are recorded to our income statement.  We evaluate these investments for other-than-temporary declines in value each quarter; any impairment found to be other than temporary is recorded through earnings.  Please see Note 4 — “Equity Investment in Spitfire Energy” for additional information.

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

Property and Equipment — We follow the full cost method of accounting for our investments in oil and natural gas properties. All costs incurred in the acquisition, exploration and development of oil and natural gas properties, including unproductive wells, are capitalized. Included in capitalized costs are general and administrative costs that are directly related with acquisition, exploration and development activities. Amortization of unevaluated property costs begins when the properties become proved or their values become impaired. Under the rules of full cost method of accounting, the net carrying value of oil and natural gas properties, reduced by the asset retirement obligation, is limited to the sum of the present value (10% discount rate) of the estimated future net cash flows from proved reserves, based on the previous twelve (12) month average prices and costs, plus the lower of cost or estimated fair market value of unproved properties adjusted for related income tax effects.

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

Intangible Assets — We assess the recoverability of our intangible assets at least annually or whenever events or changes in circumstances indicate the carrying amount of the intangible assets may not be fully recoverable. Recoverability is measured by a comparison of the carrying value of the intangible asset over its fair value. Any excess of the carrying value of the intangible asset over its fair value is recognized as an impairment loss. The estimated fair value is determined based on a discounted cash flow model. However, at December 31, 2009, our intangible assets consisted of patents acquired in connection with the investment in BWI. The fair value of these patents was estimated based on the historical cost of the patents and the final valuation is pending a third party valuation. Impairment losses are recorded in other operating expenses. No such impairment was recognized as of December 31, 2009.

Other Assets — At December 31, 2009, other assets included $410 thousand of prepaid drilling costs. During 2008, we sold other assets for cash proceeds of approximately $337 thousand and recognized a gain on the sale of $182 thousand. At December 31, 2008, other assets included $287 thousand of prepaid drilling costs.

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

Income Taxes — We account for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We measure and record income tax contingency accruals in accordance with ASC 740, Income Taxes.

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

Recent Accounting Pronouncements — In December 2007, FASB issued guidance related to Business Combinations under ASC 805, Business Combinations, and guidance related to the accounting and reporting of noncontrolling interest under ASC 810-10-65-1, Consolidation. This guidance significantly changes the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. This guidance became effective January 1, 2009. We applied this guidance to our investment in BWI, formerly referred to as UniPure. Please see Note 2 — “Investment in BriteWater International, LLC” in the Notes to Consolidated Financial Statements for additional information.

In March 2008, the FASB issued guidance related to the disclosures about derivative instruments and hedging activities under FASB ASC 815-10-50, Derivatives and Hedging. This guidance requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under applicable guidance, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. These disclosure requirements are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of ASC 815-10-50 on January 1, 2009 did not have a material impact on our consolidated financial statements. See Note 5 — “Derivative Instruments” in the Notes to Consolidated Financial Statements for additional information.

In June 2008, the FASB issued guidance to evaluate whether an instrument (or embedded feature) is indexed to an entity’s own stock under ASC 815-40-15, Derivatives and Hedging. The guidance requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock in order to determine if the instrument should be accounted for as a derivative under the scope of ASC 815-10-15. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted ASC 815-40-15 beginning January 1, 2009.  We applied this guidance to the conversion feature in our Series M Convertible Preferred Stock (“Series M Preferred”). See Note 5 — “Derivative Instruments” in the Notes to Consolidated Financial Statements for additional information.

In November 2008, the FASB issued guidance related to accounting considerations for equity method investments under ASC 323-10-35, Investments — Equity Method and Joint Ventures. This guidance states that an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee’s share issuance should be recognized in earnings. Previous to this, changes in equity for both issuances and repurchases were recognized in equity. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted ASC 323-10-35 beginning January 1, 2009.  We applied this guidance to our equity investment in Spitfire Energy. See Note 4 — “Equity Investment in Spitfire Energy” in the Notes to Consolidated Financial Statements for additional information.

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

In May 2009, the FASB issued guidance related to subsequent events under ASC 855-10, Subsequent Events. This guidance sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. We adopted ASC 855-10 beginning June 30, 2009 and have included the required disclosures in our consolidated financial statements. See Note 18 — “Subsequent Events” in the Notes to Consolidated Financial Statements for additional information.

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

The Call Option may be exercised upon the occurrence of any of the following events:

•                  Execution by BWI of a material contract regarding any of the BWI patented technologies

•                  BWI achieves positive Operating Margins during two consecutive quarters

•                  BWI achieves positive Net Income during two consecutive quarters

•                  BWI receives a qualified offer to sell substantially all of its assets or to merge with another entity and BWI declines such offer

•                  A Change of Control occurs at BWI

•                  The average closing price of HKN common stock is above $3.50 for any consecutive 30 day trading period

•                  Any BWI transaction that dilutes HKN’s ownership of BWI by more than 10%

•                  BWI consummates a securities offering under the 1933 Act that results in aggregate net cash proceeds to BWI of at least $10 million

The Put Option may be exercised upon the occurrence of any of these events:

•                  BWI incurs net losses for any four consecutive quarters

•                  A Change of Control occurs at HKN

•                  The average closing price of HKN common stock is below $1.50 per share or above $4.00 per share for any consecutive 30 day trading period

In June 2009, we entered into a Loan Agreement with BWI under which we may make secured loans to BWI up to a maximum amount of $2.5 million.  These loans are secured by all assets of BWI and are due and payable on or before June 30, 2012. As of December 31, 2009, we have made approximately $1 million in aggregate secured loans to BWI. The Loan Agreement earns interest at 8.0% per annum. Accrued and unpaid interest on the outstanding principal amount of the Loan shall be due and payable on the last day of each calendar quarter. BWI shall repay the entire unpaid principal amount of the loan, together with all accrued and unpaid interest, on or before June 30, 2012.

The assets, liabilities and non-controlling interest associated with our investment were consolidated into our financial statements per ASC 810-10, Consolidation, using the acquisition method of accounting in accordance with ASC 805, Business Combinations.  See Note 1 — “Summary of Significant Accounting Policies” for further explanation for consolidating our investment in BWI.  Our acquisition-related costs of approximately $87 thousand are included in general and administrative expenses within our consolidated statement of operations for the year ended December 31, 2009.

Valuation of Investment in BWI —The fair value of the total consideration paid for our investment which includes 1.0 million restricted shares of common stock issued along with the put/call option to issue 725 thousand restricted shares of our common stock was measured using a third-party Fair Market Value Restricted Stock Study, which valued the aggregate restricted shares at the investment date at $2.01 per share. Under the ASC 820, Fair Value Measurements and Disclosures, we consider this valuation method for our restricted stock to be a Level 2 classification. See Note 6 — “Fair Value Measurements” for further discussion of Level 2 valuation definitions. This valuation considered several factors, including the closing market price of our common stock at the acquisition date of $2.55 per share and the diminished marketability caused by the restrictive nature of the shares issued. We applied the discounted value of $2.01 per share to the total of the 1.0 million restricted shares transferred and the potential 725 thousand restricted shares to be issued upon the exercise of the put or call options in order to calculate the fair value of our interest in the net assets acquired.

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

The intangible assets consist of patents related to the OHSOL process. The fair value of the acquired patents of $1.9 million was estimated based on the historical cost of the patents; the final valuation is pending a third party valuation in 2010.  Unless renewed, the patents will expire during the next 6-12 years. The fair value of the OHSOL plant equipment of $6.9 million was estimated as the replacement cost of the equipment. The valuation of the equipment is also pending a third party valuation to be completed in 2010.  We consider these valuations for our patents and equipment to be Level 3 classifications. See Note 6 — “Fair Value Measurements” for further discussion of Level 3 valuation definitions. The contingent liability of $800 thousand may be payable to a vendor upon the conclusion of certain testing events of the OHSOL plant equipment. This contingent liability is included in other accrued liabilities within the consolidated balance sheet.

A deferred tax liability in the amount of $729 thousand was calculated by applying the domestic statutory tax rates to the difference between the book purchase price and the estimated tax basis.  Information and research regarding the tax basis of the assets at the date of the acquisition is not complete at this time and the deferred tax may be adjusted as more information becomes available.

BWI Results of Operations — For the year ended December 31, 2009, we recognized losses of $387 thousand related to our investment in BWI in our consolidated statement of operations, of which $295 thousand was related to noncontrolling interests. We do not consider BWI’s pre-acquisition activity to significantly impact our proforma results of operations.

(3)  OTHER INVESTMENTS

Marketable Securities — We held no marketable securities at December 31, 2009. Our marketable securities at December 31, 2008 consisted of $9.5 million in Treasury bills with original maturities of six months. These investments were recorded at their fair value at the balance sheet date. There were no significant gains or losses on these securities for any period covered by this report.

Investment in Global — As we do not have the ability to obtain Global’s US GAAP adjusted financial information, we account for our investment in Global’s shares as an available-for-sale cost method investment. Investments in equity securities that do not qualify as trading investments and are not likely to be sold within a year are classified as non-current available-for-sale investments. Our non-current available-for-sale investment consists of our ownership of approximately 34% of Global’s outstanding ordinary shares. At December 31, 2009 and December 31, 2008, our investment in Global was equal to the market value of our 11.9 million shares of Global’s ordinary shares as follows (in thousands, except share amounts):

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

In December 2009, we purchased crude oil commodity floor contracts for $30 thousand. Our purchased commodity derivatives are recorded at their estimated fair values within other current assets in the accompanying consolidated balance sheets. Estimated fair values of our purchased commodity derivatives were as follows (in thousands):

					As of December 31,
Commodity	Type	Volume/Day	Duration	Price	2009	2008	2007
Crude Oil	Floor	9,000 bbls	Feb 08 - Mar 08	$80.00	$—	$—	$3
Crude Oil	Floor	5,000 bbls	Jan 10 - May 10	$60.00	15	—	—
					$15	$—	$3

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

We had no trading revenues for the year ended December 31, 2009. For years ended December 31, 2008 and 2007, we have included the following unrealized and realized gains and losses related to our trading derivatives within trading revenues in our consolidated statement of operations (in thousands):

	For the Year Ended
Type of Instrument	December 31, 2008	December 31, 2007
Commodity	$39	$(183)
Equity	(3,251)	863
Crude Futures	(1,229)	—
Foreign Currency	97	—
Total trading (loss) revenue	$(4,344)	$680

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

Series M Preferred Conversion Feature — Prior to its redemption during 2009, our Series M Convertible Preferred Stock (“Series M Preferred”) was convertible at the holders’ option into common stock at a conversion price of $11.85 per share. This conversion price was subject to continued adjustment in the event we subsequently issued shares of our common stock at a price lower than this conversion price or in response to certain transactions that are in effect equity restructuring transactions. Under ASC 815-40-15, this anti-dilution provision allowing for the conversion price to be adjusted represented an embedded derivative that required it to be classified as a liability. We would only incur the liability, equal to the current stock price times the number of additional shares that would be required to fulfill the conversion, if we were to issue common stock at a price less than the Series M Preferred conversion price. At January 1, 2009, we recorded a Series M Preferred conversion liability with an initial estimated fair value of $5 thousand as a cumulative effect adjustment. As further described in Note 11 — Stockholders’ Equity”, we fully redeemed all of the outstanding Series M Preferred in 2009, therefore there is no Series M Preferred conversion liability at December 31, 2009.  In 2009, we have included unrealized gains of $5 thousand within other gains in our consolidated statement of operations related primarily to extinguishment of this liability.

We did not hold any derivative instruments designated as hedging instruments under ASC 815 as of December 31, 2009. A summary of the fair values of our derivative instruments not designated as hedging instruments under ASC 815 as of December 31, 2009 and 2008 are as follows (in thousands):

		Fair Value
		Year Ended	Year Ended
Asset Derivatives	Balance Sheet Location	December 31, 2009	December 31, 2008
Spitfire warrants	Other assets	$—	$16
Commodity contracts	Other assets	15	—
Total derivatives		$15	$16

Any gains or losses related to our derivative instruments are included in the consolidated statement of operations for the years ended December 31, 2009, 2008 and 2007 as follows (in thousands):

	Location of Loss or	Amount of Loss or (Gain) Recognized in Income on Derivatives
	(Gain) Recognized in	Year Ended	Year Ended	Year Ended
Derivatives	Income on Derivatives	December 31, 2009	December 31, 2008	December 31, 2007
Spitfire warrants	Other losses	$16	$96	$353
Commodity contracts	Other losses	16	—	—
Series M Preferred conversion feature	Other income	(5)	—	—
		$27	$96	$353

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

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability.  Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The valuation hierarchy contains three levels:

•                  Level 1 — Valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets.

•                  Level 2 — Valuation inputs are quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the asset or liability being measured.

•                  Level 3 — Valuation inputs are unobservable and significant to the fair value measurement.

We used the following fair value measurements for certain of our assets and liabilities during the year ended December 31, 2009:

Level 1 Classification:

Investment in Global — Global’s ordinary shares are publicly traded on the Alternative Investment Market (“AIM”) of the London Stock Exchange with quoted prices in active markets. Accordingly, the fair value measurements of these securities have been classified as Level 1.

Commodity contracts —Our purchased commodity derivatives have quoted prices in active markets. Accordingly, the fair value measurements of these securities have been classified as Level 1.

Level 2 Classification:

Valuation of Our Restricted Stock Utilized as Consideration for our Investment in BWI — Our BWI purchase price allocation utilized fair values under ASC 805, Business Combinations, on a nonrecurring basis.  Please see Note 2 — “Investment in BriteWater International, LLC.” for further discussion on the valuation of this investment.

Level 3 Classification:

Asset Retirement Obligations — Our asset retirement obligation is classified as a Level 3 liability. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and the expected remaining life of wells. The inputs are calculated utilizing historical data, current estimated costs and expectations for the future costs and production of the wells.  See Note 9 — “Asset Retirement Obligations” for additional information of our asset retirement obligation as of December 31, 2009.

Valuation of BWI Equipment and Patents — The fair value of the acquired patents of $1.9 million is non-recurring and was estimated based on the historical cost of the patents; the final valuation is pending a third party valuation in 2010.  Unless renewed, the patents will expire during the next 6-12 years. The fair value of the OHSOL plant equipment of $6.9 million is also non-recurring and was estimated as the replacement cost of the equipment. The valuation of the equipment is also pending a third party valuation to be completed in 2010. We consider these valuations for the OHSOL patents and equipment to be Level 3 classifications.

The following table presents recurring financial assets and liabilities which are carried at fair value as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3
Investment in Global (cost method)	$12,637	$—	$—
Commodity contracts	15	—	—
Total assets at fair value	$12,652	$—	$—

	Level 1	Level 2	Level 3
Asset retirement obligation	$—	$—	$6,193
Total liabilities at fair value	$—	$—	$6,193

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

The reconciliation of the fair value for our Level 3 assets and liabilities (the Spitfire warrants and Series M Preferred conversion feature), including net purchases and sales, realized gains and change in unrealized gains, is set out below (in thousands):

	For the Year Ended December 31, 2009
	Level 3 Asset	Level 3 Liability
		Series M Preferred
	Spitfire Warrants	Conversion Feature
Beginning balance	$16	$5
Total realized and unrealized losses included in earnings	(16)	(5)
Net purchases and sales	—	—
Ending balance	$—	$—

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
	$6,193

The following table describes all changes to our asset retirement obligation liability during the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Asset retirement obligation at beginning of year	$5,472	$5,187
Additions during the year	60	45
Disposals during the year	(9)	(123)
Revisions of estimates	278	—
Accretion expense	392	363
Asset retirement obligation at end of year	$6,193	$5,472

During 2009, we revised our asset retirement obligation estimates mainly due to increases in the expected costs related to our wells and facilities. We had no revisions during 2008.

(10)  INCOME TAXES

The total provision for income taxes consists of the following:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Current Taxes:
Federal	$—	$260	$—
State	(40)	15	10
Foreign	—	—	—
Deferred:
Federal	—	—	—
State	—	—	20
Total	$(40)	$275	$30

The following is a reconciliation of the reported amount of income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)

Statutory tax expense (benefit)	$(1,037)	$(9,000)	$1,108
Increase (decrease) in valuation allowances related to:
Capital losses	—	1,763	—
Net operating losses	1,037	7,229	(1,111)
Alternative minimum tax	—	35	—
Other	—	8	3
FIN 48 accrual	—	225	—
State Tax	(40)	15	30
Total tax expense (benefit)	$(40)	$275	$30

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

The components of our income taxes were as follows for the years ended December 31, 2009 and 2008:

	2009	2008
	(in thousands)
Deferred tax assets:
Net operating losses (NOL) carryover	$32,633	$32,318
Depletion carryover	3,128	3,094
Deferred book liabilities	2,106	1,860
Book vs. tax basis in investments	23,855	24,235
Capital loss carryover	30,940	35,835
Property and equipment	—	1,272
Total gross deferred tax assets	92,662	98,614
Deferred tax liabilities:
Property and equipment	(1,049)	—
Net deferred tax assets	91,613	98,614
Less valuation allowances	(92,361)	(98,634)
Deferred tax liabilities, net of valuation allowance	$(748)	$(20)

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

During 2008, we received a proposed adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company recognized a gain for ACE purposes on the sale of the Global PLC stock in 2005.  In its proposed adjustment, the IRS alleges that the Company owes approximately $3.6 million in tax for the year ended December 31, 2005. Penalties and interest calculated through December 31, 2010 in the amount of $2.4 million could also be assessed. We filed a formal protest with the IRS Appeals Office during 2008.  In April 2009, we filed our supplement to the written protest which included a third party valuation report supporting the basis of our recognized gain recorded for ACE purposes. Based on correspondence received to date, the IRS Appeals Office is still considering the matter.

ASC 740, Income Taxes, prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. This guidance also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  Utilizing the process outlined above, we have recorded an income tax contingency for this item, including interest and penalties, of $225 thousand in our consolidated financial statements based, in part, on a preliminary indication of a probability-weighted fair value assessment of the Global stock.  Although we intend to vigorously defend the proposed adjustment and strongly believe the third party valuation report supports our position and that we have meritorious defenses, if the IRS Appeals Office were to deny all of our protests and our assumptions and estimates associated with this income tax contingency are inaccurate, we could be liable for approximately $5.7 million in additional tax, penalties and interest. In March 2010, the IRS requested and we agreed to extend the statute of limitations to June 2011. We anticipate the appeals office will contact us to address this matter but have received no additional response to date.

The following table illustrates changes in our gross unrecognized tax benefits (in thousands) for the years ending December 31, 2009 and 2008. We had no unrecognized tax benefits during 2007.

	2009	2008
Unrecognized tax benefits at January 1,	$225	$—
Increases for positions taken in current year	—	225
Decreases for positions taken in current year	—	—
Decreases for settlements with taxing authorities	—	—
Decreases for lapses in the applicable statute of limitations	—	—
Unrecognized tax benefits at December 31,	$225	$225

(11)  STOCKHOLDERS’ EQUITY

Common Stock — We have authorized 24 million shares of $.01 par common stock. At December 31, 2009 and 2008, we had 9,553,847 and 9,268,253 shares, respectively, issued and outstanding. Dividends may not be paid to holders of our common stock prior to the satisfaction of all dividend obligations related to our Series G1 and Series G2 Preferred stock.

Treasury Stock — In 2005, our Board of Directors authorized a stock repurchase program allowing us to buy back a total of 1.2 million shares of our common stock (adjusted for the 2007 reverse stock split).  During 2008, we repurchased 507 thousand shares of our common stock in the open market at a cost of approximately $4.4 million pursuant to our repurchase program. In 2008, we cancelled 500 thousand of these shares.  At December 31, 2008, we held 6,869 shares of treasury stock, and approximately 237 thousand shares remained available for repurchase under our repurchase program.

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

Redemption of Series G1 Preferred — During 2009, we redeemed six hundred shares of our Series G1 Preferred with a liquidation value of $100 per share for $5 thousand in cash. In addition, we paid approximately $2 thousand in accrued dividends on these shares.

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

Series M Preferred — Our Series M Preferred, which was issued in 2004, had a liquidation value of $100 per share, was non-voting and was convertible at the holders’ option into common stock at a conversion price of $13.44 per share which was later adjusted to $13.22. This conversion price was subject to continued adjustment in the event we subsequently issued shares of our common stock at a price lower than this conversion price or in response to certain transactions that are in effect equity restructuring transactions.   During 2009, we paid $260 thousand in preferred dividends, of which $124 thousand was paid in connection with the redemption of the 44,000 shares of Series M Preferred during 2009. During 2008, we paid $284 thousand in preferred dividends.

Change in the Conversion Price of the Series M Preferred — In June 2009 upon the issuance of our shares for our investment in BWI, the conversion price of the Series M Preferred decreased from $13.22 to $11.85 per share. The incremental intrinsic value of the change in the Series M Preferred conversion price of $76 thousand is reflected as a payment of preferred stock dividends in our consolidated statement of operations during the year ended December 31, 2009.

Redemption of Series M Preferred — During 2009, we redeemed all 44 thousand shares of our Series M Preferred with a liquidation value of $100 per share for $4.4 million in cash. In addition, we paid approximately $124 thousand in accrued dividends on these shares.

The number of common and preferred shares outstanding and shares held in treasury during 2009  and 2008 are as follows:

	Number of Shares
Description	Preferred G1	Preferred G2	Preferred M	Common	Treasury
Balance as of December 31, 2007	1,600	1,000	44,000	9,768,261	—
Issuances of preferred stock dividends	—	—	—	249	—
Treasury Stock repurchase	—	—	—	—	507,126
Treasury Stock cancellation	—	—	—	(500,257)	(500,257)
Balance as of December 31, 2008	1,600	1,000	44,000	9,268,253	6,869
Issuances of preferred stock dividends	—	—	—	157	—
Preferred stock redemption	(600)	—	(44,000)	—	—
Issuance of restricted shares for investment	—	—	—	1,000,000	—
Treasury Stock repurchase	—	—	—	—	707,694
Treasury Stock cancellation	—	—	—	(714,563)	(714,563)
Balance as of December 31, 2009	1,000	1,000	—	9,553,847	—

Noncontrolling Interest —In June 2009, we recorded $5.6 million attributable to noncontrolling interests in our consolidated balance sheet which represents the fair value of the other BWI unitholders’ 80.5% interest in the net assets of our investment in BWI. During year ended December 31, 2009, we recorded losses of $295 thousand related to the results of operations of BWI to noncontrolling interest which resulted in a noncontrolling interest of $5.3 million at December 31, 2009. Please see Note 2 —“Investment in BriteWater International, LLC.” for additional information of our investment in BWI.

Put/Call Option to Issue Common Shares — Pursuant to the terms of our investment in BWI and the related agreement, HKN and the other BWI unitholders have granted to one another put and call options with respect to 3,050 units of BWI in exchange for issuance of 725 thousand restricted shares of our common stock. These options are exercisable only if certain conditions are satisfied prior to June 2012.  None of these conditions have been met as of December 31, 2009.

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

Stockholder Rights Plan — In April 1998, we adopted a rights agreement (the “Rights Agreement”) whereby a dividend of one preferred share purchase right (a “Right”) was paid for each outstanding share of our common stock.  The Rights will be exercisable only if a person acquires beneficial ownership of 15% or more of our common stock (an “Acquiring Person”), or commences a tender offer which would result in beneficial ownership of 15% or more of such stock. When they become exercisable, each Right entitles the registered holder to purchase from us one one-thousandth of one share of Series E Junior Participating Preferred Stock (“Series E Preferred Stock”), at a price of $35.00 per one one-thousandth of a share of Series E Preferred Stock, subject to adjustment under certain circumstances. During 2002, our Board of Directors amended the Rights Agreement to exclude from the definition of an Acquiring Person certain parties who have received or would receive beneficial ownership pursuant to certain transactions.

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

(12)  RELATED PARTY TRANSACTIONS

As described in Note 2 —“Investment in BriteWater International, LLC”, in June 2009, we entered into an Agreement in which we issued an aggregate of 1 million restricted shares of our common stock in exchange for 1,950 units of BWI, formerly referred to as UniPure. In June 2009, we entered into a Loan Agreement with BWI under which we may make secured loans to BWI up to a maximum amount of $2.5 million.  These loans are secured by all assets of BWI and are due and payable on or before June 30, 2012.  As of December 31, 2009, we have made approximately $1 million in aggregate secured loans to BWI.  Two of the BWI existing unitholders, Quadrant Management, Inc., (“Quadrant”) and UniPureEnergy Acquisition, Ltd. (“UEA”) are affiliates of the Quasha family.  Alan G. Quasha is the Chairman of the Board of Directors of HKN.  There were no related party transactions during 2008 and 2007.

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

As discontinued operations, the operations for Canergy Growth Fund and Canergy Management for all periods presented have been combined into a single line item, net of taxes. The following tables provide summarized income statement information related to Canergy Growth Fund’s and Canergy Mangement’s discontinued operations:

	Years Ended December 31,
	2009	2008	2007

Trading losses and other income from discontinued operations, net	$—	$(740)	$—
Loss from discontinued operations before income tax expense	—	(1,049)	—
Income tax expense	—	—	—
Loss from discontinued operations	$—	$(1,049)	$—

(14) OTHER INFORMATION

Quarterly Data — (Unaudited) — The following tables summarize selected quarterly financial data for 2009 and 2008 expressed in thousands, except per share amounts:

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

Significant Customers — In 2009, we had one domestic purchaser of our Gulf Coast production which represented approximately 61% of our consolidated revenues.  We do not feel that the loss of a significant purchaser would significantly impact our operations due to the availability of other potential purchasers for our oil and gas production.

Operating Segment Information — We engage primarily in oil and gas development and production activities in the onshore and offshore Gulf Coast regions of South Texas and Louisiana as well as coalbed methane exploration and development activities in Indiana and Ohio.  Our coalbed methane and oil and gas operations efforts in the United States are managed and evaluated by us as one operation. We operate primarily through traditional ownership of mineral interests in the various states in which we operate.

In the second quarter 2009, we created a new operating segment to reflect the consolidation of our investment in BWI. This entity holds the patents and equipment for OHSOL technology can be used to purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids and to reduce the environmental impact for disposition of residual fuels and waste materials. Please see Note 2 —“Investment in BriteWater International, LLC.” for further discussion.

Our accounting policies for each of our operating segments were the same as those for our consolidated financial statements. There were no intersegment sales or transfers for the periods presented.

See Note 16 — “Oil and Gas Disclosures” for geographic information regarding our long-lived assets.  Our financial information, expressed in thousands, for our operating segments is as follows for each of the three years in the period ended December 31, 2009:

	For the Year Ended December 31, 2009
	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$10,185	$—	$—	$10,185
Interest and other income	2,209	—	(26)	2,183
Oil and gas operating expenses	8,591	—	—	8,591
General and administrative expenses	2,836	361	—	3,197
Provision for doubtful accounts	183	—	—	183
Depreciation, depletion, amortization and accretion	3,524	—	—	3,524
Other losses (gains)	33	26	(26)	33
Equity in losses of Spitfire	225	—	—	225
Income tax benefit	(40)	—	—	(40)
Segment loss from continuing operations	$(2,958)	(387)	$—	$(3,345)
Capital Expenditures	$2,425	127	$—	$2,552
Total Assets	$61,473	$9,094	$(2,352)	$68,215
Equity investment in Spitfire	$1,608	$—	$—	$1,608

	For the Year Ended December 31, 2008
	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$22,206	$—	$—	$22,206
Trading losses	(4,344)	—	—	(4,344)
Interest and other income	2,401	—	—	2,401
Oil and gas operating expenses	10,801	—	—	10,801
General and administrative expenses	5,281	—	—	5,281
Provision for doubtful accounts	41	—	—	41
Depreciation, depletion, amortization and accretion	5,224	—	—	5,224
Other losses, net	121	—	—	121
Equity in earnings of Spitfire	(196)	—	—	(196)
Impairment of investment in Spitfire	4,618	—	—	4,618
Impairment of facilities	97	—	—	97
Full cost impairment	19,906	—	—	19,906
Income tax expense	275	—	—	275
Segment loss from continuing operations	$(25,905)	$—	$—	$(25,905)
Capital Expenditures	$6,896	$—	$—	$6,896
Total Assets	$68,773	$—	$—	$68,773
Equity investment in Spitfire	$1,820	$—	$—	$1,820

	For the Year Ended December 31, 2007
	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$20,419	$—	$—	$20,419
Trading revenues	680	—	—	680
Interest and other income	3,199	—	—	3,199
Oil and gas operating expenses	8,648	—	—	8,648
General and administrative expenses	5,950	—	—	5,950
Provision for doubtful accounts	(106)	—	—	(106)
Depreciation, depletion, amortization and accretion	6,107	—	—	6,107
Other losses, net	390	—	—	390
Equity in losses of Spitfire	50	—	—	50
Income tax expense	30	—	—	30
Segment income from continuing operations	$3,229	$—	$—	$3,229
Capital Expenditures	$10,867	$—	$—	$10,867
Total Assets	$110,465	$—	$—	$110,465
Equity investment in Spitfire	$6,517	$—	$—	$6,517

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

	2009			2008			2007
	Net Loss	Weighted-		Net Loss	Weighted-	Per	Net Income	Weighted-	Per
	Attributed to	Average	Per Share	Attributed to	Average	Share	Attributed to	Average	Share
	Common Stock	Shares	Loss	Common Stock	Shares	Loss	Common Stock	Shares	Income
Basic EPS:
Income (loss) from continuing ops before cumulative effect	$(3,469)	9,270	$(0.37)	$(27,108)	9,588	$(2.83)	$2,965	9,799	$0.30
Effect of dilutive securities
Preferred stock and warrants (A)	—	—	—	—	—	—	—	—	—
Diluted earnings per share	$(3,469)	9,270	$(0.37)	$(27,108)	9,588	$(2.83)	$2,965	9,799	$0.30

(A)            Our Series G1, Series G2 and Series M Preferred and common stock warrants which were outstanding in the periods presented were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(16)  OIL AND GAS DISCLOSURES (unaudited)

Costs incurred in property acquisition, exploration and development activities, expressed in thousands:

	Year Ended December 31,
	2009	2008	2007
Domestic costs incurred:
Acquisition of properties
Evaluated	$—	$—	$—
Unevaluated	—	—	—
Exploration	71	837	5,000
Development	2,017	4,442	5,734
Total domestic costs incurred	$2,088	$5,279	$10,734

Capitalized Costs Relating to Oil and Gas Producing Activities, expressed in thousands:

	As of December 31,
	2009	2008	2007
Capitalized costs:
Unevaluated properties	$5,099	$4,874	$7,768
Evaluated properties	200,197	197,534	187,817
Production facilities	1,004	1,023	1,152
Total capitalized costs	206,300	203,431	196,737
Less accumulated depreciation, amortization and full cost impairment	(171,243)	(168,227)	(143,760)
Net capitalized costs	$35,057	$35,204	$52,977

Results of Operations from Oil and Natural Gas Producing Activities

(thousands of dollars)

	Year Ended December 31,
	2009	2008	2007
Oil and natural gas revenues	$10,185	$22,206	$20,419
Less:
Oil and natural gas operating costs	8,591	10,801	8,648
Depreciation and amortization	2,936	4,593	5,481
Accretion expense	392	363	379
Income tax expense (benefit)	(40)	50	30
	11,879	15,807	14,538
Results of operations from oil and natural gas	$(1,694)	$6,399	$5,881

Oil and Gas Reserve Data — (Unaudited) — The following information is presented with regard to our proved oil and gas reserves.  The reserve values and cash flow amounts reflected in the following reserve disclosures are based on a simple average of the first day of the month price for the period of January 1, 2009 to December 1, 2009, in accordance with ASC 932, Oil and Gas Reserve Estimation and Disclosure and the Securities and Exchange Commission’s Final Rule, Modernization of the Oil and Gas Reporting Requirements, which were adopted for the disclosures for the year December 31, 2009.

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

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

Unaudited, in thousands
December 31, 2008:
Future cash inflows	$93,494
Production costs	(48,254)
Development costs	(17,103)
Future income taxes	—
Future net cash flows	28,137
10% discount factor	(4,877)
Standardized measure of discounted future net cash flows (1)	$23,260

December 31, 2009:
Future cash inflows	$110,189
Production costs	(55,121)
Development costs	(17,957)
Future income taxes	—
Future net cash flows	37,111
10% discount factor	(9,517)
Standardized measure of discounted future net cash flows (1)	$27,594

(1)          Cash flows associated with asset retirement obligations are included in the Standardized Measure of Discounted Future Net Cash Flows.

	(Unaudited)
	2009	2008	2007
	(in thousands)
Total
Standardized measure — beginning of year	$23,260	$93,939	$50,879
Increase (decrease)
Sales, net of production costs	(3,906)	(11,405)	(11,889)
Net change in prices, net of production costs	6,866	(55,617)	36,902
Development costs incurred	(17)	(1,251)	(1,361)
Change in future development costs	(647)	2,579	2,420
Change in future income taxes	—	—	—
Revisions of quantity estimates	(1,688)	(21,614)	9,832
Accretion of discount	2,292	9,394	5,088
Changes in production rates, timing and other	(3,679)	(921)	(5,254)
Extensions and discoveries, net of future costs	4,898	8,156	8,976
Sales of reserves-in-place	—	—	(1,654)
Purchases of reserves-in-place	215	—	—
Standardized measure — end of year	$27,594	$23,260	$93,939

(17)  COMMITMENTS AND CONTINGENCIES

Operating Leases — We lease our corporate and other office space. Total office lease payments during 2009, 2008 and 2007 totaled $196 thousand, $144 thousand and $360 thousand, respectively, net of applicable sublease arrangements. Future minimum rental payments required under all leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2009 are as follows:

Year	Amount
2010	$189,000
2011	78,000
2012	—
2013	—
Thereafter	—
Total minimum payments required	$267,000

BriteWater Contingencies — Please See Note 2 — Investment in BriteWater International, LLC for further discussion on BWI contingencies.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

(3) Exhibits

*23.1	Consent of Independent Registered Public Accounting Firm - Hein & Associates, LLP

*23.2	Consent of Collarini & Associates (Independent Reserve Engineers)

*23.3	Consent of CREST Engineering Services (Independent Reserve Engineers)

*31.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (“S.O. Act”)

*31.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 302 of the S.O. Act

*32.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*32.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*99.1	Collarini Reserve Report Summary

*99.2	Crest Reserve Report Summary

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 2, 2011.

HKN, INC.

/s/ Anna M. Williams
By: Anna M. Williams, Senior Vice President — and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on February 2, 2011.

Signature	Title

/s/ Anna M. Williams	Senior Vice President and Chief Financial Officer
Anna M. Williams	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mikel D. Faulkner	Director, Chief Executive Officer and President
Mikel D. Faulkner	(Principal Executive Officer)