Form 10-K
period 2010-12-31
HKN, Inc.
filed 2011-02-17
CIK 313478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

The aggregate market value of the voting Common Stock, par value $0.01 per share, held by non affiliates of the Registrant as of June 30, 2010 was approximately $29 million. For purposes of the determination of the above stated amount only, all directors, executive officers and 5% or more stockholders of the Registrant are presumed to be affiliates.

The number of shares of Common Stock, par value $0.01 per share, outstanding as of February 11, 2011 was 10,026,098.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of this fiscal year covered by this report, are incorporated by reference in Part III of this report.

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

PART I

ITEM 1. BUSINESS

Overview

Our business strategy is focused on enhancing value for our stockholders through the development of a well-balanced portfolio of energy-based assets.  Currently, the majority of the value of our assets is derived from our ownership in Gulf Coast oil and gas properties, ownership in publicly-traded common shares of Global Energy Development PLC (“Global”), our privately-held investment in BriteWater International LLC (“BWI”) and our coalbed methane prospects in Indiana and Ohio.  We consider these assets to be strategic for us, and our objective in 2011 is to build the value of these properties by:

•	Monitoring and reducing operating costs
•	Reducing operational, environmental, financial and third-party dependency risks
•	Pursuing possibilities for “expanding our footprint” in these areas
•	Performing economic upgrades and improvements

We are continuing to seek new investment opportunities in undervalued energy-based assets or companies which could provide future value for our shareholders.

We were incorporated in 1973 in the State of California and reincorporated in 1979 in the State of Delaware. Our corporate offices are located at 180 State Street, Suite 200, Southlake, Texas 76092. Our telephone number is (817) 424-2424, and our web site is accessed at www.hkninc.com. We make available, free of charge, on our website, our Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Audit Committee Charter and Nominating and Corporate Governance Committee Charter as well as our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as is reasonably practical after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

Oil and Gas Development and Production Operations

During the three years ended December 31, 2010, we performed or participated in the drilling of 6 oil and gas wells in North America, completing 5 of the wells drilled.  As of December 31, 2010, we operate or own a non-operating working interest in 68 oil wells, 39 gas wells and 12 injection wells in the United States. All of our proved oil and gas reserves are concentrated in the Gulf Coast region of Louisiana and Texas.

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

Oil and Gas Customers

During 2010 and 2009, one domestic customer, Shell, purchased approximately 67% and 61%, respectively, of our consolidated oil and gas sales.

Oil and Natural Gas Marketing

Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months.  Seasonal anomalies such as mild winters or hot summers sometimes lessen this fluctuation.  The spot market for oil and gas is subject to volatility as supply and demand factors fluctuate.  We may periodically enter into financial hedging arrangements with a portion of our oil and gas production.  For the period ended December 31, 2010 and 2009, we purchased crude oil commodity floor contracts at a premium of $78 thousand and $30 thousand, respectively.  These activities are intended to support targeted price levels and to manage our exposure to price fluctuations. Estimated fair values of our purchased commodity derivatives were as follows (in thousands):

					As of December 31,
Commodity	Type	Volume/Day	Duration	Price	2010	2009
Crude Oil	Floor	5,000 bbls	Jan 10 - May 10	$60.00	-	15
Crude Oil	Floor	5,000 bbls	Jan 11 - June 11	$60.00	3	-
					$3	$15

Oil and Gas Properties and Locations

Production and Revenues – See also Note 16 – “Oil and Gas Disclosures” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for certain information about our proved oil and gas reserves.  A summary of our ownership in our most significant producing properties at December 31, 2010 is as follows:

	Average Working Interest	Average Revenue Interest
Main Pass Block 35	91%	72%
Lake Raccourci	47%	33%
Creole	15%	11%
Lapeyrouse	12%	7%

The following table shows, for the periods indicated, operating information attributable to our oil and gas interests:

	2010	2009	2008
Production:
Natural Gas (Mcf)	257,000	388,000	703,000
Oil (Bbls)	126,000	148,000	149,000
Revenues:
Natural Gas	$1,284,000	$1,542,000	$6,913,000
Oil	9,900,000	8,643,000	15,293,000
Total	$11,184,000	$10,185,000	$22,206,000

Unit Prices:
Natural Gas (per Mcf)	$5.00	$3.97	$9.83
Oil (per Bbl)	$78.24	$58.48	$102.35
Production costs per equivalent Mcfe	$7.72	$6.73	$6.75
Amortization per equivalent Mcfe	$2.46	$2.30	$2.87

Acreage and Wells -- At December 31, 2010, we owned interests in the following oil and gas wells and acreage.

	Gross Wells		Net Wells		Developed Acreage		Undeveloped Acreage
State	Oil	Gas	Oil	Gas	Gross	Net	Gross	Net
Texas	-	5	-	0.17	508	52	-	-
Louisiana	68	34	43.70	4.24	7,293	2,204	3,378	1,648
Total	68	39	43.70	4.41	7,801	2,256	3,378	1,648

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

Drilling Activity - A well is considered “drilled” when it is completed. A productive well is completed when permanent equipment is installed for the production of oil or gas.  A dry hole is completed when it has been plugged as required and its abandonment is reported to the appropriate government agency. The following tables summarize certain information concerning our drilling activity:

	Number of Gross Wells Drilled
	Exploratory		Developmental		Total
	Productive	Drilled	Productive	Drilled	Productive	Drilled
2008	2	2	1	2	3	4
2009	0	0	2	2	2	2
2010	0	0	0	0	0	0
Total	2	2	3	4	5	6

	Number of Net Wells Drilled
	Exploratory		Developmental		Total
	Productive	Drilled	Productive	Drilled	Productive	Drilled
2008	0.35	0.35	0.02	0.04	0.37	0.39
2009	0.00	0.00	0.30	0.30	0.30	0.30
2010	0.00	0.00	0.00	0.00	0.00	0.00
Total	0.35	0.35	0.32	0.34	0.67	0.69

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

Our domestic reserve estimates at December 31, 2010 were prepared by CREST Engineering Services and the years ended December 31, 2009 and 2008 have been prepared by Collarini Associates and CREST Engineering Services, Inc., both of which are independent, registered members of a professional engineering society in the state of Texas. We internally tested these reports to ensure the inputs and assumptions used are reasonable and have reviewed the qualifications of both Collarini and CREST. Proved oil and gas reserves are defined as the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Reservoirs are considered proved if economic productibility is supported by either actual production or conclusive formation tests. The area of a reservoir considered proved includes that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir. Reserves which can be produced economically through application of improved recovery techniques are included in the “proved” classification when successful testing by a pilot project or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

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

We sold all of our interests in our equity method investment, Spitfire Energy, Ltd. (“Spitfire”), during 2010.  After making an exhaustive effort, we were unable to obtain the reserve information necessary from Spitfire for the year ended December 31, 2009.  After contacting Spitfire for updated reserve estimates as of December 31, 2009, they indicated these estimates were not available and would not be available to the public. Spitfire’s reserve report data for the year ended December 31, 2009 was based on a calendar year end of March 31, 2009. In addition, their reserve report is not compiled in accordance with the SEC guidelines. Therefore, Spitfire has not been included in our estimated reserve quantities of proved oil and gas reserves for any periods presented.

	(Unaudited)
	Total(1)
	Oil (Barrels)	Gas (Mcf)
	(in thousands)
Proved reserves:
As of December 31, 2007	2,369	5,020
Extensions and discoveries	371	601
Revisions	(1,132)	(703)
Production	(149)	(703)
Purchases of reserves in place	-	-
Sales of reserves in place	-	-
As of December 31, 2008	1,459	4,215
Extensions and discoveries	221	203
Revisions	82	(1,016)
Production	(148)	(388)
Purchases of reserves in place	1	61
Sales of reserves in place	-	-
As of December 31, 2009	1,615	3,075
Extensions and discoveries	-	-
Revisions	193	(382)
Production	(127)	(257)
Purchases of reserves in place	1	47
Sales of reserves in place	(2)	(218)
As of December 31, 2010	1,680	2,265
Proved developed reserves at:
December 31, 2008	1,417	3,733
December 31, 2009	1,425	2,890
December 31, 2010	1,490	2,062
Proved undeveloped reserves at:
December 31, 2008	42	482
December 31, 2009 (2)	190	185
December 31, 2010 (3)	190	203

(1)	All reserves were held within the United States for the years ended December 31, 2010, 2009 and 2008.

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

(3)
Our December 31, 2010 proved undeveloped reserves were comprised of 190 thousand barrels of crude oil and 203 thousand Mcf of natural gas, net. We had no significant changes to our proved undeveloped reserves from the prior year period.  During the year ended December 31, 2010, the Company continued to focus its capital program on development projects and facility improvements and did not incur any capital expenditures or make any significant progress to convert any of our proved undeveloped reserves to proved developed reserves. As of December 31, 2010, no undeveloped reserves that were identified more than 5 years ago remain in our proved reserve portfolio.

At December 31, 2010, we had two fields, Main Pass and Creole Field, that contained 82% or more of our total proved reserves. The following table shows the production for these fields for the year ended December 31:

	2010		2009
Field:	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Main Pass	92,695	-	104,965	-
Creole Field	23,128	50,403	23,720	66,342

Coalbed Methane Prospects – Indiana and Ohio

At December 31, 2010, we hold two coalbed methane exploration and development agreements in Indiana and Ohio. The agreements provide for a phased delineation, pilot and development program with corresponding staged expenditures. Third party consultants with a long track record in successful coalbed methane development provide expert advice for these projects. These coalbed methane prospects provide for an area of mutual interest of approximately 400,000 gross acres in Indiana and 400,000 gross acres in Ohio. In association with the Indiana coalbed methane exploration and development agreement, we executed a coalbed methane lease during February 2010 for an area of 84,527 gross acres (54,943 net acres) within the Indiana prospect area.  This lease will expire in 2019, if not extended.  The Ohio coalbed methane exploration and development agreement expired during 2010, and management is currently evaluating whether to negotiate an extension of the Ohio agreement.  There are no proved reserves or production associated with the Indiana or Ohio coalbed methane prospects. We do not expect to lose any significant acreage associated with our coalbed methane prospects because of failure to develop or drill due to inadequate capital, equipment, or personnel.

  We continue to operate 12 pilot wells (10 production and 2 injection) in the dewatering phase and evaluate their progress. In this phase, pilot wells are produced to maximize fluid (water) production in order to lower reservoir pressure so that desorption of gas can occur in these test wells on the Indiana Posey Contract area. In the current gas pricing environment, resource plays, such as coalbed methane prospects, can become uneconomical since all well, facility and flowline costs in addition to operating costs during the dewatering/desorption process must be incurred before  revenues can be generated. In addition, we continue to monitor the operating costs and future value related to these prospects, and our discretionary capital expenditures related to our coalbed methane prospects may be curtailed at our discretion in the future. Such expenditure curtailments could result in us losing prospect acreage or reducing our interest in future coalbed methane projects.

International Energy Investment – Global Energy Development PLC

At December 31, 2010 and 2009, we held an investment in Global Energy Development PLC (“Global”) through our ownership of approximately 34% of Global’s ordinary shares. We account for our ownership of Global shares as a cost method investment. Global is a petroleum exploration and production company focused on Latin America. Global’s shares are traded on the AIM, a market operated by the London Stock Exchange.  See Note 3 – “Other Investments” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Canadian Energy Investment – Spitfire Energy, Ltd.

Prior to our divestiture of our entire investment in Spitfire during 2010, we held approximately 25% of Spitfire’s outstanding common shares. As a result of this ownership of Spitfire’s outstanding common shares, we were deemed to have the ability to exert significant influence over Spitfire’s operating and financial policies. Accordingly, we reflected our investment in Spitfire as an equity method investment.  Due to timing differences in our filing requirements and the lack of availability of financial information for the current quarterly period, we recorded our share of Spitfire’s financial activity on a three-month lag. Our investment in Spitfire was reported in our consolidated balance sheet at its adjusted carrying value as a non-current asset, and our earnings in Spitfire were reported net of tax as a single line on our consolidated statement of operations.

 During the first half of 2010, we sold our remaining interest in Spitfire, which consisted of approximately 9.9 million Spitfire common shares, for cash proceeds of $3.3 million. We realized a gain on the sale of approximately $1.9 million using the average cost method, which included $351 thousand of foreign currency gains which were reclassified into earnings from other comprehensive income, in our consolidated statement of operations. At December 31, 2009, our carrying value of this investment was $1.6 million.

Investment in BriteWater International, LLC

We hold an investment in a privately-held company, BriteWater International, LLC (“BWI”), which owns a patented oilfield emulsion breaking “OHSOL” technology.   This environmentally-clean process can be used to purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids. This technology has been successfully tested using a mobile OHSOL unit in a demonstration in Prudhoe Bay, Alaska, which demonstrated the effectiveness of the OHSOL emulsion breaking technology to recover valuable hydrocarbons and reduce wastes. BWI is currently pursuing opportunities to commercialize the OHSOL technology by securing contracts for the operation of OHSOL plant equipment both internationally and domestically.  See Note 2 – “Investment in BriteWater International, LLC.” in the Notes to Consolidated Financial Statements contained in Part III, Item 8 of this Annual Report on Form 10-K for further information.

Employees

At December 31, 2010, we had 16 employees. We have experienced no work stoppages or strikes as a result of labor disputes and consider relations with our employees to be satisfactory. We maintain group medical, dental, vision, and long-term disability and long-term care insurance plans for our employees.

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

Our profitability, cash flows and the carrying value of our oil and natural gas properties are highly dependent upon the market prices of oil and natural gas. Substantially all of our sales of oil and natural gas are made in the spot market, or pursuant to contracts based on spot market prices, and not pursuant to long-term, fixed-price contracts.  Accordingly, the prices received for our oil and natural gas production are dependent upon numerous factors beyond our control. These factors include the level of consumer product demand, governmental regulations and taxes, the price and availability of alternative fuels, the level of foreign imports of oil and natural gas and the overall economic environment.  Historically, the oil and natural gas markets have proven cyclical and volatile as a result of factors that are beyond our control.  Any declines in oil and natural gas prices or any other unfavorable market conditions could have a material adverse effect on our financial condition and on the carrying value of our proved reserves.  During 2010, commodity pricing for both crude oil and natural gas averaged above pricing from the respective prior year period. During 2010, based on NYMEX pricing, the price for a barrel (bbl) of oil ranged from a high of $92.21 to a low of $66.88 and the price for a Mmbtu of gas ranged from a high of $7.38 to a low of $3.17.

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

The proved reserve information set forth in this report is based on estimates we prepared in accordance with the definition of proved reserves prepared in accordance with Financial Accounting Standards Board’s Accounting Standards Codification 932, Extractive Activities- Oil and Gas (“ASC 932”).

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

You should not assume that the present value of future net cash flows is the current market value of our estimated proved oil and gas reserves. In accordance with reserve disclosure requirements, we calculate the estimated discounted future net cash flows from proved reserves using twelve month average prices and costs. Actual future prices and costs may be materially higher or lower than the prices and costs we used.

Our operations require significant expenditures of capital that may not be recovered.

We require significant expenditures of capital in order to locate and develop producing properties and to drill exploratory and exploitation wells.  In conducting exploration, exploitation and development activities for a particular well, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, exploitation, development and production activities to be unsuccessful, potentially resulting in abandonment of the well.  This could result in a total loss of our investment.  In addition, the cost and timing of drilling, completing and operating wells is difficult to predict.

We are dependent on other operators who influence our productivity.

We have limited influence over the nature and timing of exploration and development on oil and natural gas properties we do not operate, including limited control over the maintenance of both safety and environmental standards.  In 2010, approximately 33% of our production and 33% of our proved reserve volumes were from our non-operated properties. The operators of those properties may:

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

Oil and gas wells, particularly in certain regions of the United States, could be hindered by hurricanes, earthquakes and other weather-related operating risks.

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

The exploration and production business is highly competitive.  Many of our competitors have substantially larger financial resources, staffs and facilities.  Our competitors in the United States include numerous major oil and gas exploration and production companies.  Our investment in Global may be affected as a result of the competition faced in Latin America.

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

We reported net losses of approximately $192 thousand and $3.3 million for the years ended December 31, 2010 and 2009, respectively. We have reported net losses in four of the last five fiscal years.  Our ability to generate net income is strongly affected by, among other factors, the market price of crude oil and natural gas.  Consequently, future losses may adversely affect our business, prospects, financial condition, results of operations and cash flows.

If estimated discounted future net cash flows were to decrease, we may be required to take write-downs.

We periodically review the carrying value of our oil and gas properties under applicable full-cost accounting rules. These rules require a write-down of the carrying value of oil and gas properties if the carrying value exceeds the applicable estimated discounted future net cash flows from proved oil and gas reserves. Given the volatility of oil and gas prices, it is reasonably possible that the estimated discounted future net cash flows could change in the near term. If oil and gas prices decline in the future, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur. Whether we will be required to take such a charge will depend on the average prices for oil and gas during the period and the effect of reserve additions or revisions, property sales and capital expenditures during such period.

Our financial condition may suffer if estimates of our oil and gas reserve information are adjusted, and fluctuations in oil and gas prices and other factors affect our oil and gas reserves.

Our oil and gas reserve information is based upon criteria prepared in accordance with ASC 932 and the Securities and Exchange Commission’s Final Rule, Modernization of the Oil and Gas Reporting Requirements, and reflects only estimates of the accumulation of oil and gas and the economic recoverability of those volumes.  Our future production, revenues and expenditures with respect to such oil and gas reserves could be different from estimates, and any material differences may negatively affect our business, financial condition and results of operations.

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

The estimated discounted future net cash flows described in this Annual Report for the year ended December 31, 2010 should not be considered as the current market value of the estimated oil and gas reserves attributable to our properties from proved reserves.  Such estimates are prepared in compliance with ASC 932, and the Securities and Exchange Commission’s Final Rule and, as such, are based on average prices and costs as of the date of the estimate, while future prices and costs may be materially higher or lower.  The Standard requires that we report our oil and natural gas reserves using a 12-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Using lower values in forecasting reserves will result in a shorter life being given to producing oil and natural gas properties because such properties, as their production levels are estimated to decline, will reach an uneconomic limit, with lower prices, at an earlier date.  There can be no assurance that a decrease in oil and gas prices or other differences in our estimates of its reserve will not adversely affect our financial condition and results of operations.

If the market value of our investment in Global decreases, the value of our common stock could be negatively impacted.

At December 31, 2010, we held an investment in Global through our ownership of approximately 34% of their outstanding ordinary shares.  This investment represents a substantial part of our balance sheet at December 31, 2010.  The market value of Global’s common shares increased during 2010, as compared to the prior year period, but there can be no assurance that their common stock will continue to improve in the future. A potential decrease in the value of their common stock could adversely affect our financial statements and the value of our common stock.

We may suffer losses on our investment in Global from exchange rate fluctuations.

We account for our investment in Global using the U.S. dollar as the functional currency.  The shares of common stock associated with our investment in Global are denominated in British sterling pounds.  We could suffer losses in our investment if the value of the British sterling pound were to drop relative to the value of the U.S. dollar.  Any substantial currency fluctuations could create a material adverse effect on the value of our investment in Global.

Two of our shareholders cumulatively own a significant amount of our common stock and may exercise significant control over us.

As of December 31, 2010, Lyford Investments Enterprises Ltd. (“Lyford”) and UniPure Energy Acquisition Ltd. (“UEA”) beneficially owned approximately 32% and 12%, respectively, of the combined voting power of our outstanding common stock. Lyford and UEA are in a position to significantly influence decisions with respect to:

●  our direction and policies, including the election and removal of directors,

●  mergers or other business combinations,

●  the acquisition or disposition of our assets,

●  future issuances of our common stock or other securities,

●  our incurrence of debt, and

●  the payment of dividends, if any, on our common stock, and amendments to our certificate of incorporation and bylaws.

Lyford and UEA’s concentration of ownership may also have the effect of delaying, deferring or preventing a future change of control.

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

For example, our common stock price has fluctuated from a high of $13.10 per share to a low of $1.40 per share over the three years ended December 31, 2010.  This volatility may affect the market value of our common stock in the future.  See Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Future sales of our common stock, including our proposed rights offering, may affect the market price of our common stock.

     We have proposed a rights offering which our shareholders will vote on during March 2011. If approved, we will issue rights to acquire up to 7.5 million shares of common stock during 2011 at a price of $2.00 per share. If the rights offering is consummated, shareholders who do not exercise their rights in the rights offering will experience a dilution in their percentage ownership of our outstanding common stock upon completion of the rights offering.

There are currently several registration statements with respect to our common stock that are effective, pursuant to which certain of our stockholders may sell shares of common stock.  Any such sale of stock may also decrease the market price of our common stock.

Sales of substantial amounts of our common stock in the public market, and the availability of shares for future sale, including the shares of our common stock to be issued in a rights offering could adversely affect the prevailing market price of our common stock and could cause the market price of our common stock to remain low for a substantial time.  We cannot foresee the impact of such potential sales on the market, but it is possible that if a significant percentage of such available shares were attempted to be sold within a short period of time, the market for our shares would be adversely affected. It is also unclear whether or not the market for our common stock could absorb a large number of attempted sales in a short period of time, regardless of the price at which they might be offered.  Even if a substantial number of sales do not occur within a short period of time, the mere existence of this “market overhang” could have a negative impact on the market for our common stock and our ability to raise additional capital.

We have issued shares of preferred stock with greater rights than our common stock and may issue additional shares of preferred stock in the future.

We are permitted under our charter to issue up to 1.0 million shares of preferred stock.  We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders.  Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock.  At December 31, 2010, we had outstanding 1,000 shares of Series G1 Preferred and 1,000 shares of Series G2 Preferred. These shares of preferred stock have rights senior to our common stock with respect to dividends and liquidation.

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

Pursuant to the terms of our investment in BWI and the related Agreement, HKN and the other BWI unit-holders granted to one another put and call options with respect to 3,050 units of BWI in exchange for issuance of 725 thousand restricted shares of our common stock.  These options are exercisable only if certain conditions are satisfied prior to June 2012.  In September 2010, two BWI unit-holders exercised their Put Option to HKN, and we received an additional 2,288 units of BWI in exchange for the issuance of 544 thousand shares of our restricted common stock. One BWI unit-holder’s Put Option remains exercisable until June 30, 2012 and if exercised would result in an additional issuance of 16 thousand restricted shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

See Item 1. “Business” for discussion of oil and gas properties and locations.

We have an office in Southlake, Texas. We have a lease for approximately 4,062 square feet in Southlake, Texas, which runs through April 30, 2011.  We sublease approximately 1,866 square feet of office space in Katy, Texas to a third-party.  This lease runs through February 28, 2011. The remaining obligation for our leases for 2011 is approximately $136 thousand as of December 31, 2010. In early  2011, we renewed our lease for the office in Southlake and cancelled the remainder of our Katy lease. See “Liquidity and Capital Resources – Obligations and Commitments – Consolidated Contractual Obligations” contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3. LEGAL PROCEEDINGS

IRS Examination –During 2008, we received a proposed adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that we recognized a gain for ACE purposes on the sale of the Global PLC stock in 2005.  In its proposed adjustment, the IRS alleges that we owe approximately $3.6 million in tax for the year ended December 31, 2005. Penalties and interest calculated through December 31, 2010 in the amount of $2.4 million could also be assessed. We filed a formal protest with the IRS Appeals Office during 2008.  In April 2009, we filed our supplement to the written protest which included a third party valuation report supporting the basis of our recognized gain recorded for ACE purposes.

ASC 740, Income Taxes, prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. This guidance also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  Utilizing the process outlined above, we have recorded an income tax contingency for this item, including interest and penalties, of $225 thousand in our consolidated financial statements based, in part, on a preliminary indication of a probability-weighted fair value assessment of the Global stock.  In February 2011, the IRS requested and we agreed to extend the statute of limitations to April 2012 and notified us that the IRS exam group has provided a written response to the HKN third party valuation report that supports our recognized gain recorded for ACE purposes. We intend to review and make a formal response to the IRS over the next few months. Although we intend to vigorously defend the proposed adjustment and strongly believe the third party valuation report supports our position and that we have meritorious defenses, if the IRS Appeals Office were to deny all of our protests and our assumptions and estimates associated with this income tax contingency are inaccurate, we could be liable for approximately $6 million in additional tax, penalties and interest.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Beginning March 1991 until June 2007, our common stock was listed on the American Stock Exchange and traded under the symbol HEC. In June 2007, the trading symbol of our common stock was changed to the symbol HKN. The American Stock Exchange was acquired by NYSE Euronext during 2008 and renamed NYSE Amex. Our common stock is currently traded on this exchange under the symbol HKN.  At December 31, 2010, there were 456 holders of record of our common stock.

The following table sets forth, for the periods indicated, the reported high and low closing sales prices of our common stock on the American Stock Exchange Composite Tape.

		Prices
		High	Low
2009 --	First Quarter	$3.19	$1.48
	Second Quarter	2.75	1.40
	Third Quarter	3.09	2.15
	Fourth Quarter	3.90	2.91
2010 --	First Quarter	$3.72	$2.90
	Second Quarter	5.72	2.91
	Third Quarter	3.65	2.80
	Fourth Quarter	4.20	3.25

Dividends

We have not paid any cash dividends on common stock since our organization, and we do not contemplate that any cash dividends will be paid on shares of our common stock in the foreseeable future. Dividends may not be paid to holders of common stock prior to all dividend obligations related to our Series G1 Preferred Stock and Series G2 Preferred Stock being satisfied.

For discussion of dividends paid to holders of our preferred stock and the terms of our preferred stock outstanding, see Part II, Item 8, Notes to Consolidated Financial Statements, “Note 12 – Stockholders’ Equity.”

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

The graph below compares the cumulative total stockholder return on the Common Stock for the last five fiscal years with the cumulative total return on the S&P 500 Index and the Dow Jones Exploration and Production Index over the same period (assuming the investment of $100 in the Common Stock, the S&P 500 Index and the Dow Jones Secondary Oils Stock Index on December 31, 2005 and reinvestment of all dividends).

Comparison of Cumulative Total Return
Assumes Initial Investment of $100 on December 31, 2005

Information on Share Repurchases

The following table provides information about purchases by us pursuant to our previously announced share repurchase program during the three months ended December 31, 2010, of our Common Stock:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 through October 31, 2010	-	$-	36,647	492,939
November 1, 2010 through November 30, 2010	35,000	$4.48	71,647	457,939
December 1, 2010 through December 31, 2010	-	$-	71,647	457,939
Total	35,000	$4.48	71,647	457,939

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist you in understanding our business and the results of our operations.  It should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this report.  Certain statements made in our discussion may be forward looking.  Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations.  See “Risk Factors” at the beginning of this report on Form 10-K for additional discussion of some of these risks and uncertainties.  Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing HKN, Inc. and its consolidated subsidiaries on a consolidated basis.

BUSINESS OVERVIEW

Our business strategy is focused on enhancing value for our stockholders through the development of a well-balanced portfolio of energy-based assets.  Currently, the majority of the value of our assets is derived from our ownership in Gulf Coast oil and gas properties, ownership in publicly-traded common shares of Global Energy Development PLC (“Global”), our privately-held investment in BriteWater International LLC (“BWI”) and our coalbed methane prospects in Indiana and Ohio.  We consider these assets to be strategic for us, and our objective in 2011 is to build the value of these properties by:

•	Monitoring and reducing operating costs
•	Reducing operational, environmental, financial and third-party dependency risks
•	Pursuing possibilities for “expanding our footprint” in these areas
•	Performing economic upgrades and improvements

We continue to seek new investment opportunities in undervalued energy-based assets or companies which could provide future value for our shareholders.

2010 Recap and 2011 Outlook

During 2010, commodity pricing for both crude oil and natural gas increased as compared to the prior year period, averaging approximately 34% and 26% higher, respectively, than 2009.  In 2011, our objective is to continue to maintain and/or improve our working capital and to increase our operating margin as compared to prior year.  We believe in the long-term fundamentals of our industry. Our oil and gas operations for the year ended 2010 were cash-flow positive, and we plan to maintain our discretionary cash balance during 2011.

Our investments in both Global and BWI represent a significant concentration of value of our assets. During 2010, we extended a financing loan to Global, and, during 2009 we extended a financing loan to BWI in order to promote the development activities of these companies while also earning a 10% and 8% annualized rate of return, respectively, on our funds during the term of these loans. Any intersegment interest income between us and BWI has been eliminated in consolidation at December 31, 2010 and 2009. At December 31, 2010, the outstanding principal balance of the loans receivable from Global and BWI were $5 million and $1.9 million, respectively. Both loans are secured by assets of the respective companies and provide for cash interest payments on a monthly and quarterly basis.

                During 2010, we continued to enhance the value of our Main Pass 35 field, located offshore Louisiana in the Gulf of Mexico, by performing various process and structural upgrades and improvements to the facility and its equipment.   We believe our Main Pass 35 asset has unique characteristics such as low-decline oil production, behind-pipe development potential as well as third-party oil, gas and water processing and handling services for neighboring fields in the area.  Our Main Pass 35 field remains a strategic asset for us in 2011.

Each year we evaluate our assets to determine which may have reached their full potential, do not have an expectation of near-term value enhancement or represent a disproportionate concentration of value in one asset and should be targeted for monetization.  In 2011, we are targeting certain of our non-strategic Gulf Coast oil and gas properties for divestiture in order to mitigate possible future losses of these end-of-life properties.

We continue to have access to capital, and we have a cash balance of approximately $5 million at December 31, 2010. We anticipate our operating cash flow and other capital resources, if needed, will adequately fund our planned capital expenditures and other capital uses over the near-term.  Based on industry outlook for 2011, prices for oil and natural gas are expected to increase as compared to the prior year.

We have submitted a proposal to shareholders for a $15 million rights offering under which we would issue, if approved, rights to acquire additional 7.5 million of our common shares at a price of $2.00 per share. Proceeds from this rights offering would be used to acquire or invest in energy-based businesses, securities, working interests and other oil, natural gas and energy-related investments, properties, products and technologies, as well as for general corporate purposes.

Capital Deployment Update

During 2010, we continued to deploy assets into energy-based opportunities to build value and/or cash flow as follows:

▪	We deployed capital expenditures of approximately $1.1 million to enhance the value of our Main Pass 35 field through process, structural, environmental and operational improvements to the facility.

▪	We deployed capital expenditures of approximately $1.3 million primarily for oil and gas development drilling and production enhancement at our Creole Field, as well as other projects.

▪	We extended a financing loan to Global in order to promote the development activities of Global while also earning a 10% annualized rate of return on our funds during the term of the loan.

▪	We issued 544 thousand restricted shares and paid $531 thousand to acquire an additional 32.59% interest in BWI, bringing our ownership interest to 52.09% at December 31, 2010.

Gulf Coast Oil and Gas Properties

During 2010, our results of operations reflect increased oil and natural gas revenues as compared to 2009 as a result of increased commodity prices.  During the current year, the realized price of oil averaged $78.24 per barrel (“Bbl”), approximately 34% higher than 2009.  Natural gas prices realized in 2010 averaged $5.00 per metric cubic foot (“Mcf”), approximately 26% higher than prior year.  At year end, substantially all of our production is concentrated in ten oil and gas fields along the onshore and offshore Texas and Louisiana Gulf Coast.  During December 2010, our net domestic production rate averaged approximately 365 barrels of oil equivalent (“boe”) per day.

Our revenues are primarily derived from sales from our Gulf Coast oil and gas properties. Approximately 67% of our production comes from our operated properties all located in the United States. These revenues are a function of the oil and gas volumes produced and the prevailing commodity price at the time of production, and certain quality and transportation discounts. The commodity prices for crude oil and natural gas as well as the timing of production volumes have a significant impact on our operating income. During 2010, our oil and gas revenues were comprised of approximately 89% oil sales and 11% natural gas production.

The following field data updates the status of our operations through December 31, 2010:

Main Pass, Plaquemines Parish – Louisiana

We continue to enhance the value of our Main Pass 35 field, which is located approximately six miles offshore Louisiana in the Gulf of Mexico, by performing various process and structural upgrades in addition to other improvements to the facility and its equipment.  We believe our Main Pass 35 asset is in a strategic location within the Gulf of Mexico and has unique characteristics such as low-decline oil production, behind-pipe development potential as well as third-party oil, gas and water processing and handling services for neighboring fields in the area. Our Main Pass 35 field remains a strategic asset for us in 2011.

We have an average 91% interest in Main Pass 35 and are the field operator. This field contains a ten-platform facility complex including separation, injection, compression, processing and transportation terminals for oil, water and gas. The field also contains 65 wellbores (59 oil and 6 injection wells), of which 33 are active, and an eight mile oil transport line with pump/metering facilities. We currently have license to 21 square miles of 3D seismic data covering the area held by productive leases. Gross production during 2010 averaged approximately 364 boe per day. Several wells have been identified as potential recompletion candidates during 2011 to increase oil production and reduce gas lift expense.

During 2010, work was finished on pipeline modifications mandated by the Corps of Engineers to a third-party gas sales line that serves our facility. We also began work to upgrade the flowlines and increase capacity at our facility which will allow us to bring additional third party or operated production volumes through the facility in the future.  We experienced lower than normal production at this property during 2010 as a result of several flowline and gas lift line repairs as well as compressor maintenance and repairs. In addition, the field experienced downtime due to the aforementioned Corps of Engineers gas pipeline modifications.

Creole Field, Terrebonne Parish - Louisiana

We hold an average 15% non-operated working interest in this offshore field. Gross daily production from the wells (ten completions) was approximately 885 boe per day during 2010. One major workover to replace tubing and one re-entry of an abandoned well were successfully completed in 2010, and several production enhancement projects which resulted in increased production rates were also completed during the year. The previously abandoned SL18423 #3 well was re-entered and placed on production in 2010 and has averaged 55 boe per day through the end of the year.

The production enhancement studies were implemented by the new operator which took over during 2010, and a program was designed and implemented to pressure test a number of wells in the field. The data gathered allows for the proper configuration of the gas lift system as well as diagnostic information to determine whether a stimulation program would be beneficial to each well. The data gathered in this program led to acid stimulation programs for four of the completions, one of which was performed during the third quarter of 2010 and resulted in an initial ten-fold increase in oil rates.   Work on the remaining wells should be completed during the first quarter of 2011 following the installation of additional tanks to handle the expected increase in production.

Lapeyrouse Field, Terrebonne Parish – Louisiana

We hold an average non-operated working interest of approximately 12% in the production from nine wells in this field. Gross field production averaged approximately 183 boe per day for 2010.  Evaluation efforts by the operator are still ongoing with additional diagnostic work planned by the operator to address the field pressure decline and to utilize all available wellbores. We are considering this field for divestiture in 2011.

Lake Raccourci Field, Lafourche Parish – Louisiana

We hold an average 47% operated working interest in each of our Lake Raccourci wells. Gross production for this field averaged 168 boe per day for 2010. Production decreased significantly in 2009 primarily due to the fact that the SL 14284-1 well ceased production in February 2009.  Diagnostic work indicated that the well ceased production due to sand build up in the tubing.  Coiled tubing work was carried out, but failed to restore production. We are currently evaluating the economic potential of a recompletion to the Tex 16 zone behind pipe, as well as several other zones in our two other producing wells in the field in light of low natural gas product prices. The SL 14589#3 well was successfully recompleted in mid 2010 and began flowing 333 gross boe per day, but this well experienced fill problems late in the fourth quarter of 2010 and is currently awaiting diagnostic work.

Point-a-la-Hache Field, Plaquemines Parish – Louisiana

 We maintain a 25% operated working interest in one producing well in this field. Average gross production for 2010 was approximately 36 boe per day.  During 2010, we successfully re-perforated our saltwater disposal well in order to maintain specified injection pressure tolerance and keep production rates steady.

East Lake Verret, Assumption Parish – Louisiana

We have an average 5% non-operated working interest in this field. Gross daily production from the two development wells on this project was approximately 376 boe per day during 2010.

Point-au-Fer Field, Terrebonne Parish – Louisiana

We own a 12.5% non-operated working interest in this approximate 56 square mile area. Gross production for this field was approximately 29 boe per day for 2010.  Several prospects have been identified in the area, but due to current oil and gas pricing, we expect additional drilling and work over activity will be delayed by the operator.  We are considering this field for divestiture in 2011.

Branville Bay Field, St. Bernard Parish – Louisiana

We own a 12.5% non-operated working interest in two state leases in the Branville Bay area of Chandeleur Sound Block 71. Gross production for this field was approximately 157 boe per day for 2010.

BP 2D Texas Gulf Coast Project, Various Counties - Texas

We own a 25% non-operated working interest in the Boquillas #1 well. The well has stopped producing and will be plugged and abandoned in early 2011.

NW Speaks Field, Lavaca County – Texas

We own approximately 2% to 7% in various leases in the NW Speaks area. Current gross production for this field averaged approximately 52 boe per day during 2010 from two wells.  We are considering this field for divestiture in 2011.

Allen Ranch Field, Colorado County – Texas

We own an 11.25% non-operated working interest in this area. Gross production for this field was approximately 21 boe per day during 2010 primarily from the initial well, the Hancock Gas Unit #1 which is the only well currently producing from the field. Another development location has been identified, but future development of the field is currently on hold pending higher natural gas pricing.

Raymondville Field, Willacy County – Texas

In March 2010, we sold our interest in this field effective April 1, 2010.

Lucky Field, Matagorda County - Texas

We own a 7.5% non-operated working interest in this area. Current gross production for this field averaged approximately 14 boe per day during 2010, but the well ceased to produce in mid-August. Recent well work was unsuccessful, and no other potential exists in the well. The well will be plugged and abandoned in early 2011.

Coalbed Methane Prospects – Indiana and Ohio

 We currently hold two coalbed methane exploration and development agreements in Indiana and Ohio. The agreements provide for a phased delineation, pilot and development program with corresponding staged expenditures. Third party consultants with a long track record in successful coalbed methane development provide expert advice for these projects.

On the Indiana Posey Prospect, we are currently in the second pilot well phase of Phase II (Exploratory Phase) of the project.  As part of the second pilot well phase, we drilled five pilot producers and completed a water disposal well with specialized fracture stimulation.  We continue to be in the dewatering phase in both pilot areas and are evaluating the progress of these test wells. During this phase, the pilot wells are produced to maximize fluid (water) production in order to lower reservoir pressure so that desorption of gas can occur in the pilot test wells on the Indiana Posey Contract area.  Following this evaluation period for these two pilot areas, we will evaluate a Phase III – Development election and funding of a development well program as contemplated by the agreements.

On the Ohio Cumberland Prospect, the Phase II project has been temporarily suspended until such time as gas commodity pricing increases.  We continue to focus our efforts on the Indiana Posey Contract.

With the decline in oil and gas commodity prices, resource plays, such as coalbed methane prospects can become uneconomical in low price environments particularly since all well, facility and flowline costs as well as operating costs during the dewatering/desorption process must be incurred before revenues can be generated. Our discretionary capital expenditures related to coalbed methane prospects may be curtailed at our discretion in the future. Such expenditure curtailments could result in loss of certain prospect acreage or reduction of our interest in future coalbed methane development projects.

INVESTMENT IN BRITEWATER INTERNATIONAL, LLC.

We hold an investment in a privately-held company, BriteWater International, LLC (“BWI”), which owns a patented oilfield emulsion breaking “OHSOL” technology.   We are deemed to be the primary beneficiary, and we consolidate the assets and liabilities of BWI and their results of operations accordingly.

In September 2010, we increased our ownership in BWI from 19.5% to 42.38% upon the exercise of the Put Option by two BWI unit-holders. As a result of the exercise of the Put Option, we received an additional 2,288 units of BWI in exchange for the issuance of 544 thousand restricted shares of our common stock.

In December 2010, we increased our ownership interests to 52.09% through our participation in a rights offering by BWI under which unit-holders were given the right to purchase additional membership units at a price of $10 per unit.  We purchased an additional 53,061 units for $531 thousand under the rights offering.  See Note 2 – “Investment in BriteWater International, LLC.” in the Notes to Consolidated Financial Statements contained in Part III, Item 8 of this Annual Report on Form 10-K for further information.

INVESTMENT IN GLOBAL

At December 31, 2010 and 2009, we owned approximately 34% of Global’s ordinary shares. At December 31, 2010 and 2009, our investment in Global was equal to the market value of our 11.9 million shares of Global’s common stock as follows (in thousands, except for the share amounts):

	December 31, 2010	December 31, 2009
Shares of Global Stock Held by HKN	11,893,463	11,893,463
Closing Price of Global Stock	£1.09	£0.66
Foreign Currency Exchange Rate	1.5524	1.6221
Market Value of Investment in Global	$20,136	$12,637

The foreign currency translation adjustment of approximately $968 thousand and the unrealized gain on investment of $8.5 million for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the year ending December 31, 2010.

Global’s asset base and financial information continue to be strong; therefore we intend to hold our shares of Global until the London market improves. See Note 3 – “Other Investments” in the Notes to Consolidated Financial Statements contained in Part III, Item 8 of this Annual Report on Form 10-K for further information.

INVESTMENT IN SPITFIRE

At December 31, 2009 we held an investment in Spitfire through the ownership of approximately 25% of Spitfire’s currently outstanding common shares. Spitfire is an independent public company (TSX-V; SEL) engaged in the exploration, development and production of crude oil, natural gas and natural gas liquids in Western Canada. At December 31, 2009, our carrying value of this investment was $1.6 million.

During 2010, we sold our remaining interest in Spitfire, which consisted of approximately 9.9 million shares of Spitfire common shares, for cash proceeds of $3.3 million. We realized a gain on sale of assets of $1.9 million using the average cost method, which included $351 thousand of foreign currency gains which were reclassified into earnings from other comprehensive income, in our consolidated statement of operations.

Prior to our divestiture, and as a result of our approximate 25% ownership of Spitfire’s outstanding common shares, we were deemed to have the ability to exert significant influence over Spitfire’s operating and financial policies. Accordingly, we reflected our investment in Spitfire as an equity method investment.  Due to timing differences in our filing requirements and the lack of availability of financial information for the current quarterly period, we recorded our share of Spitfire’s financial activity on a three-month lag. Our investment in Spitfire was reported in our consolidated balance sheet at its adjusted carrying value as a non-current asset, and our earnings in Spitfire were reported net of tax as a single line on our consolidated statement of operations.  See Note 4 – “Equity Investment in Spitfire Energy” in the Notes to Consolidated Financial Statements contained in Part III, Item 8 of this Annual Report on Form 10-K for further information.

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

Property and Equipment – We follow the full cost method of accounting for our investments in oil and natural gas properties. All costs incurred with the acquisition, exploration and development of oil and natural gas properties, including unproductive wells, are capitalized. Under the full cost method of accounting, such costs may be incurred both prior to or after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion and equipment. Included in capitalized costs are general and administrative costs that are directly related to acquisition, exploration and development activities, and which are not related to production, general corporate overhead or similar activities. For the years 2010 and 2009, such capitalized general and administrative costs totaled $300 thousand and $295 thousand respectively. General and administrative costs related to production and general overhead are expensed as incurred.

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

The cost of unevaluated oil and natural gas properties not being amortized is assessed quarterly to determine whether such properties have been impaired. In determining impairment, an evaluation is performed on current drilling results, lease expiration dates, current oil and natural gas industry conditions, and available geological and geophysical information. Any impairment assessed is added to the cost of proved properties being amortized.  At December 31, 2010, we had approximately $5.3 million in unevaluated oil and gas properties which is related to our unevaluated coalbed methane properties in Indiana.

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

Based on the average commodity pricing for the twelve months ended December 31, 2010 of $4.37 per Mmbtu for natural gas and $79.43 per barrel for crude oil, we did not have an impairment of our oil and natural gas properties under the full cost method of accounting. Due to the imprecision in estimating oil and natural gas revenues as well as the potential volatility in oil and natural gas prices and their effect on the carrying value of our proved oil and natural gas reserves, there can be no assurance that write-downs in the future will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities. For a complete discussion of our proved oil and gas reserves, see Note 16 – “Oil and Gas Disclosures” in the Notes to Consolidated Financial statements contained in Part II, Item 8 of the Annual Report of Form 10-K.

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

We carry our financial instruments, including cash, our common stock investment in Global and our 10% Senior Secured Global Note Receivable, at their estimated fair values. Our investment in ordinary shares of Global has been designated as available for sale rather than a trading security. The associated unrealized gains and losses on our available for sale investments are recorded to other comprehensive income until realized and are reclassified into earnings using specific identification.  The fair value of our investment in the ordinary shares of Global is based on prices quoted in an active market.

Our investment in Global is classified as a non-current asset in our accompanying balance sheets. The associated unrealized gains and losses on our available for sale investments are recorded to other comprehensive income until realized and are reclassified into earnings using specific identification.

Equity Method Investments – For investments in which we have the ability to exercise significant influence but do not control, we follow the equity method of accounting. Prior to its divestiture during 2010, we reflected our investment in Spitfire as an equity method investment.

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

Consolidation - Our investment in BWI is considered to be a variable interest, as defined in the FASB’s guidance related to consolidations. This guidance requires the primary beneficiary of a variable interest entity’s (“VIE”) activities to consolidate the VIE. A VIE is defined as an entity in which the equity investors do not have substantive voting rights and there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  We have determined that our investment in BWI meets these requirements, and we are the primary beneficiary, as defined. Accordingly, we consolidate the assets and liabilities as well as the results of operations of BWI into our financial statements.  The results of operations of BWI for the six months ended December 31, 2009 and twelve months ended December 31, 2010 are consolidated in our results of operations.

As of December 31, 2010, we owned less than a majority of the common shares of Global and did not possess the legal power to direct the operating policies and procedures of Global and have concluded that Global was not a VIE at December 31, 2010.

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

During 2008, we received a proposed adjustment to our federal tax liability for the calendar year 2005.  We filed a formal protest with the IRS Appeals Office during 2008.  In April 2009, we filed our supplement to the written protest which included a third party valuation report supporting the basis of our recognized gain recorded for ACE purposes.  Utilizing the process outlined above, we have recorded an income tax contingency for this item, including interest and penalties, of $225 thousand.  Although we intend to vigorously defend the proposed adjustment and strongly believe the third party valuation report supports our position and that we have meritorious defenses, if the IRS Appeals Office were to deny all of our protests and our assumptions and estimates associated with this income tax contingency are inaccurate, we could be liable for approximately $6 million in additional tax, penalties and interest.

We classify interest related to income tax liabilities as income tax expense, and if applicable, penalties are also recognized as a component of income tax expense. The income tax liabilities and accrued interest and penalties that are anticipated to be due within one year of the balance sheet date are presented as current liabilities in our consolidated balance sheets.

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

Recent Accounting Pronouncements – In January 2010, the FASB issued guidance related to “Improving Disclosures about Fair Value Measurements.” These new disclosures require entities to separately disclose amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, in the reconciliation for fair value measurements for Level 3, entities should present separate information about purchases, sales, issuances, and settlements. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlement in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Our adoption of the disclosures did not have a material impact on our notes to the consolidated financial statements. See Note 6 – “Fair Value Measurements” in the Notes to consolidated financial statements for additional information.

In February 2010, the FASB issued amendments to certain recognition and disclosure requirements related to subsequent events. This guidance states that if an entity is an SEC filer, it is required to evaluate subsequent events through the date that the financial statements are issued. In addition, an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. We adopted this guidance as of February 2010 and have included the required disclosures in our consolidated financial statements. See Note 18 – “Subsequent Events” in the Notes to Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS

For the purposes of discussion and analysis, we are presenting a summary of our consolidated results of operations followed by more detailed discussion and analysis of our operating results.  The primary components of our net income / (net loss) for each of the years in the two year period ended December 31, 2010, were as follows (in thousands, except per-share and production data):

	Year Ended December 31,
	2010	2009	% Change
Oil and gas operating profit (1)	$3,340	$1,594	110%
Gas sales revenues	$1,284	$1,542	(17%)
Gas production (mcf)	256,812	388,153	(34%)
Gas price per mcf	$5.00	$3.97	26%
Oil sales revenues	$9,900	$8,643	15%
Oil production (bbls)	126,526	147,784	(14%)
Oil price per bbl	$78.24	$58.48	34%
Other revenues, net	$1,720	$2,153	(20%)
General and administrative expenses, net	$3,663	$3,197	15%
Provision (benefit) for doubtful accounts	$(22)	$183	(112%)
Depreciation, depletion, amortization and accretion	$3,419	$3,524	(3%)
Other losses	$79	$33	139%
Equity in losses in Spitfire	$20	$225	(91%)
Gain on sale of investment	$(1,887)	$(30)	(6190%)
Income tax benefit	$(20)	$(40)	50%
Net loss	$(192)	$(3,345)	94%
Net loss attributed to noncontrolling interests	$798	$295	171%
Net income (loss) attributed to HKN	$606	$(3,050)	120%
Net income (loss) attributed to common stock	$605	$(3,469)	117%
Net income (loss) per common share	$0.06	$(0.37)	117%

(1)	Oil and gas operating profit is calculated as oil and gas revenues less oil and gas operating expenses

The following is our discussion and analysis of significant components of our continuing operations which have affected our operating results and balance sheet during the periods included in the accompanying consolidated financial statements.

Operating Results:

Oil and Gas Revenues and Oil and Gas Expenses for the Year Ended December 31, 2010 Compared to December 31, 2009

Primarily as a result of higher oil and gas commodity pricing in the markets during 2010, our oil and gas revenues increased from $10.2 million in the prior year period to $11.2 million for the current year period.

Our natural gas revenues decreased from approximately $1.5 million during 2009 to $1.3 million for 2010. The prices realized for natural gas sales increased 26%, averaging $5.00 per mcf during 2010 compared to $3.97 per mcf during 2009, while natural gas production decreased 34% in 2010 as compared to the prior year period due primarily to decreased production from the Boquillas well and the Raymondville field.   The Boquillas well stopped producing in 2010 and is scheduled to be plugged in 2011, and the Raymondville field was sold during the first quarter of 2010.  These decreases were partially offset by production gains from our Lake Raccourci field which were the result of the recompletion of the 14589 #3 well during the third quarter of 2010.

Our oil revenues increased to approximately $9.9 million during 2010 from approximately $8.7 million during 2009. We realized a 34% increase in oil prices received, increasing from an average of $58.48 per barrel in 2009 to $78.24 per barrel in the current year.  Overall oil production decreased by 14% in 2010 as compared to the prior year due primarily to decreased oil production at our Main Pass and Raymondville fields. Main Pass decreases were the result of abnormally cold temperatures during the first quarter of 2010 as well as downtime experienced during pipeline modifications, and the Raymondville field was sold during the first quarter of 2010.  These decreases were partially offset by production gains from our Lake Raccourci field which was the result of the 14589 #3 recompletion during 2010.

Our oil and gas operating expense decreased 9%, decreasing from approximately $8.6 million during 2009 to $7.8 million during 2010 due primarily to the sale of our Raymondville field and severance tax refunds for prior periods received during 2010 as a result of well exemptions on certain wells at Main Pass.  These were partially offset by increased labor and oilfield service costs at Main Pass.

Interest and Other Income, net

Fees, interest and other income decreased from $2.2 million in 2009 to $1.7 million in 2010, primarily due to lower processing fees compared to the prior year period as a result of declines in third party production coming through the Main Pass facility which were partially offset by increased interest income and the transaction fee, which were both the result of the issuance of the loan to Global during 2010.

General and Administrative Expense

General and administrative expenses increased 15% from $3.2 million for 2009 to $3.7 million for 2010 primarily due to an additional six months of BWI operating costs being consolidated during the 2010 period.  Remaining general and administrative costs remained flat as compared to the prior year period.

Provision for Doubtful Accounts

We recognized a benefit for doubtful accounts of approximately $22 thousand during 2010 compared to a provision of $183 thousand in 2009 primarily due to the collection of a receivable amount that was previously reserved in 2009 related to one of our oil and gas processing and handling customers who had filed Chapter 11 bankruptcy.

Depreciation, Depletion, Amortization and Accretion Expense

Depreciation, depletion, amortization and accretion (DD&A) expense decreased 3% in 2010 when compared to prior year primarily due to lower production volumes. The decrease was partially offset by increased depletion rates in 2010. The average depletion rate per boe on our properties increased from $13.82 per boe in 2009 to $14.76 per boe in 2010.

Other Losses

During 2010 and 2009, we recognized losses of $72 thousand and $16 thousand, respectively,  on our commodity contracts, and in 2009 we recognized $16 thousand in changes in the fair value of our Spitfire warrants in other losses in our consolidated financials.

Income Tax Expense

We recognized an income tax benefit of $20 thousand during 2010 due to the reversal of our deferred tax liability related to the Texas Margin Tax and an income tax benefit of $40 thousand during 2009 due to an adjustment made during that period to our 2008 state income tax liability.

Accrual of Dividends related to Preferred Stock

All of our preferred stock issues contain dividend provisions. Dividends related to all of our preferred stock are cumulative and may be paid in cash or common stock at our option, depending on the respective preferred agreement. We accrue the dividends at their cash liquidation value and reflect the accrual of dividends as a reduction to net income (loss) to arrive at net income (loss) attributed to common stock. Accruals of dividends related to preferred stock for each of the two years ended December 31, are as follows:

	2010	2009
Series G1	$8,000	$12,000
Series G2	8,000	8,000
Series M	-	260,000
Total	$16,000	$280,000

Payments of Preferred Stock Dividends and Preferred Stock Redemptions

At December 31, 2010 and 2009 the following shares of our Preferred Stock issuances were outstanding:

	2010	2009
Series G1	1,000	1,000
Series G2	1,000	1,000
Total	2,000	2,000

Payment of Preferred Stock Dividends -- During 2010 and 2009, we paid the accrued dividends related to preferred stock for the Series G1 and G2 Preferred with shares of our common stock and issued approximately 148 and 157 shares, respectively, of our common stock as payment for the accrued dividends related to the Series G1 and G2 Preferred. The difference between the fair value of the shares of our common stock and the carrying value of the dividend liability, net of withholding taxes paid on behalf of the preferred shareholders, is considered a debt extinguishment gain of $15 thousand and $18 thousand in 2010 and 2009, respectively, and is reflected as payment of preferred stock dividends as an increase to net income (loss) to arrive at net income (loss) attributed to common stock.

During the two years ended December 31, 2010, the accounting for the modification and payment of dividends of our preferred stocks were reflected as either increases or decreases to net income (loss) attributed to common stock.  In June 2009, upon issuance of our common shares, the conversion price of the Series M Preferred decreased from $13.22 to $11.85 per share. The incremental intrinsic value of the change in the Series M Preferred conversion price of $76 thousand is reflected as a payment of preferred stock dividends in our consolidated statement of operations for the year ended December 31, 2009.

Redemption of Series M Preferred – During 2009, we redeemed all 44 thousand shares of our Series M Preferred with a liquidation value of $100 per share for $4.4 million in cash. In addition, we paid approximately $124 thousand in accrued dividends on these shares.

Redemption of Series G1 Preferred – During 2009, we redeemed six hundred shares of our Series G1 Preferred with a liquidation value of $100 per share and 18 shares of Common stock for $5 thousand in cash. In addition, we paid approximately $2 thousand in accrued dividends on these shares.  We had no redemptions of any preferred shares during the period ended December 31, 2010.

The net effect of these preferred stock modifications and payments of preferred stock dividends for the two years ended December 31 is as follows:

	2010	2009
Series G1	$8,000	$7,000
Series G2	7,000	8,000
Series M	-	(154,000)
Total	$15,000	$(139,000)

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

	December 31,	December 31,
(Thousands of dollars)	2010	2009
Current ratio	2.68 to 1	2.74 to 1
Working capital (1)	$7,575	$5,989
Total debt	$-	$-
Total cash and marketable securities less debt	$4,815	$7,030
Total stockholders' equity	$65,112	$57,831
Total liabilities to equity	0.22 to 1	0.18 to 1

(1) Working capital is the difference between current assets and current liabilities.

The increase in our working capital as of December 31, 2010 as compared to December 31, 2009 is primarily due to the sale of our investment in Spitfire during 2010.  We have no debt outstanding as of December 31, 2010. We deployed approximately $3.1 million during the 2010 period for capital projects.  The majority of these capital expenditures were used for upgrades and improvements at our Main Pass 35 facility as well as the recompletion of two producing wells at our Creole field.

During 2010, oil and natural gas prices increased as compared to the prior year period. We continued to maintain positive cash flow from operations during 2010, and we have a cash balance of approximately $5 million at December 31, 2010. In 2011, we anticipate our operating cash flow and other capital resources, if needed, will adequately fund our planned capital expenditures and other capital uses over the near-term.  Based on the industry outlook for 2011, prices for oil and natural gas are expected to be higher as compared to 2010.

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

We have submitted a proposal to shareholders for a $15 million rights offering under which we would issue, if approved, rights to acquire an additional 7.5 million of our common shares at a price of $2.00 per share. Proceeds from this rights offering would be used to acquire or invest in energy-based businesses, securities, working interests and other oil, natural gas and energy-related investments, properties, products and technologies, as well as for general corporate purposes.

During February 2011, we agreed to extend the maturity date of our Global Note Receivable by one year, resulting in a new maturity date of September 14, 2012.  In association with this amendment, we also increased the interest rate from 10% up to 10.5%.  This note is fully secured by oil producing assets of Global, and interest is paid on a monthly basis.

At December 31, 2010, if our remaining convertible preferred stock were converted, and if the remaining option to issue common shares associated with our investment in BWI was exercised, we would be required to issue the following amounts of our common stock:

Instrument	Conversion Price (a)	Shares of Common Stock Issuable at December 31, 2010
Series G1 Preferred	$280.00	357
Series G2 Preferred	$67.20	1,488
Remaining BWI Put/Call Option (b)		16,477
Common Stock Potentially Issued Upon Conversion		18,322

(a) Certain conversion prices are subject to adjustment under certain circumstances.
(b) See Note 2- Investment in BriteWater International, LLC. in the Notes to Consolidated Financial Statements for additional information.

Option to Issue Common Shares – Pursuant to the terms of our investment in BWI and the related Agreements, HKN and the other BWI unit-holders granted to one another put and call options with respect to 3,050 units of BWI in exchange for the issuance of 725 thousand restricted shares of our common stock.  These options are exercisable only if certain conditions are satisfied prior to June 2012.  In September 2010, two BWI unit-holders exercised their Put Option, and we received an additional 2,288 units of BWI in exchange for the issuance of 544 thousand shares of our restricted common stock. As a result of the rights offering completed by BWI in December 2010 and the resulting dilution of the ownership, the shares of any remaining shares to be issued under the put and call option were adjusted from 181 thousand restricted shares to 16 thousand restricted shares of our common stock. One BWI unit-holder’s Put Option remains exercisable until June 30, 2012 and if exercised would result in an additional issuance of 16 thousand restricted shares of our common stock.  Please see Note 2 –“Investment in BriteWater International, LLC” in the Notes to Consolidated Financial Statements for additional information in our investment.

Significant Ownership of our Stock

As of December 31, 2010, Lyford and UEA beneficially owned approximately 32% and 12%, respectively, of the combined voting power of our outstanding common stock. Mr. Alan Quasha, Chairman of the Board of Directors of HKN, is the son of Phyllis Quasha, who is deemed a beneficial owner of Lyford and UEA, but Mr. Quasha disclaims any beneficial ownership of these shares. Lyford and UEA are in a position to exercise significant influence over the election of our board of directors and other matters.

Cash Flows

Net cash flow provided by operating activities during 2010 was $2.4 million, as compared to $10.3 million in 2009. The decrease in cash flow provided by operating activities as compared to the prior year period was primarily caused by a $9.5 million conversion of marketable securities into cash in 2009.  Excluding the conversion of marketable securities, our cash generated by operations increased approximately $1.6 million. Our cash on hand at December 31, 2010 totaled approximately $5 million.

Net cash provided by financing activities during 2010 totaled approximately $197 thousand, compared to cash used by financing activities of $6.6 million in 2009. This increase is primarily due to repurchases of our preferred and common stock in 2009. Net cash used in investing activities during 2010 totaled approximately $4.8 million, compared to $2.4 million in 2009. The increase is primarily comprised of capital expenditures associated with recompletion costs for two wells in our non-operated Creole field and upgrades and improvements made at our Main Pass 35 facility.

Obligations and Commitments

Oil, Natural Gas and Coalbed Methane Commitments - During 2010, we expended approximately $3.1 million for capital expenditures and workovers in the United States. The majority of these capital expenditures were associated with recompletion costs for the Creole field in Louisiana and upgrades and improvements made at our Main Pass 35 facility in offshore Louisiana.  In 2011, we expect to fund our capital expenditures with available cash on hand and through projected cash flow from operations.  Our capital expenditures for 2011 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in us losing certain prospect acreage or reducing our interest in future development projects.

BriteWater Contingencies - In 2009, BWI recorded a contingent liability of $800 thousand which may be payable upon the conclusion of certain events related to BWI’s equipment. There were no changes to the BWI liability recorded during the period ended December 31, 2010.

Environmental Contingencies - The Environmental Protection Agency (“EPA”) visited our Main Pass facility and issued a report during April 2008 which detailed minor housekeeping violations, several of which were corrected during the course of the inspection. We responded to this report during June 2008 with explanations of how each violation was fully remediated. During May 2010, we received a follow-up letter from the EPA requesting a meeting to discuss our June 2008 response. We held a meeting with the EPA during July 2010, and we anticipate that we will settle this EPA action for less than $50 thousand during early 2011.

IRS Examination - During 2008, we received a proposed adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company recognized a gain for ACE purposes on the sale of the Global PLC stock in 2005.  In its proposed adjustment, the IRS alleges that we owe approximately $3.6 million in tax for the year ended December 31, 2005. Penalties and interest calculated through December 31, 2010 in the amount of $2.4 million could also be assessed. We filed a formal protest with the IRS Appeals Office during 2008.  In April 2009, we filed our supplement to the written protest which included a third party valuation report supporting the basis of our recognized gain recorded for ACE purposes.

ASC 740, Income Taxes, prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. This guidance also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  Utilizing the process outlined above, we have recorded an income tax contingency for this item, including interest and penalties, of $225 thousand in our consolidated financial statements based, in part, on a preliminary indication of a probability-weighted fair value assessment of the Global stock.  In February 2011, the IRS requested and we agreed to extend the statute of limitations to April 2012 and notified us that the IRS exam group has provided a written response to the HKN third party valuation report that supports our recognized gain recorded for ACE purposes. We intend to review and make a formal response to the IRS over the next few months. Although we intend to vigorously defend the proposed adjustment and strongly believe the third party valuation report supports our position and that we have meritorious defenses, if the IRS Appeals Office were to deny all of our protests and our assumptions and estimates associated with this income tax contingency are inaccurate, we could be liable for approximately $6 million in additional tax, penalties and interest.

Deferred Tax Liability - In 2009, upon our investment in BWI, we recorded a deferred tax liability which was calculated by applying the domestic statutory tax rates to the difference between the purchase price and the estimated tax basis.  This difference resulted in a deferred tax liability of $960 thousand. Additionally, at the investment date, there were net operating losses (“NOL”) of approximately $2.8 million and a related deferred tax asset of $962 thousand. The company applied a valuation allowance of $575 thousand against the deferred tax asset, which resulted in a net deferred tax liability of $573 thousand. The valuation allowance was due to the uncertainty related to the timing of when the NOL will expire versus the amount of time that these assets will be fully depreciated. There were no changes to the deferred tax liability recorded during the period ended December 31, 2010.

Operational Contingencies - Our operations are subject to stringent and complex environmental laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations are subject to changes that may result in more restrictive or costly operations. Failure to comply with applicable environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties or injunctive relief.

We recognize the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. At December 31, 2010, our asset retirement obligation liability totaled approximately $8.9 million.

From time to time, we provide for reserves related to contingencies when a loss is probable and the amount is reasonably estimable.

Consolidated Contractual Obligations – The following table presents a summary of our consolidated contractual obligations and commercial commitments as of December 31, 2010 (in thousands):

	Payments Due by Period
Contractual Obligations	2011	2012	2013	2014	Thereafter	Total
Office Leases (1)	$136	$122	$41	$-	$-	$299
Oil, Gas and Coalbed Methane Commitments (2)	$-	$-	$-	$-	$-	-
Asset Retirement Obligation	$-	$211	$283	$11	$8,432	8,937
Total Contractual Cash Obligations	$136	$333	$324	$11	$8,432	$9,236

(1) Amounts include updated lease obligations for our offices that were renewed in early 2011.

(2) Our 2011 capital expenditures are discretionary and, as a result, will be curtailed if sufficient funds are not available.

In addition to the above commitments, during 2011 and afterward, government authorities under our Louisiana state leases and other operators may also request us to participate in the cost of drilling additional exploratory and development wells. We may fund these future expenditures at our discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on factors out of our control, such as the timing of the request, the depth of the wells and the location of the property. As of December 31, 2010, we had no material purchase obligations.

Off-Balance Sheet Arrangements - As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2010, we were not involved in any unconsolidated SPE transactions. We have no off-balance sheet arrangements.

Treasury Stock - At December 31, 2010 and 2009, we held no shares of treasury stock. During the year ended December 31, 2009, we repurchased and retired approximately 708 thousand shares of our common stock. This included a repurchase of 500 thousand shares of our common stock for $1.3 million from a shareholder in a privately negotiated transaction pursuant to our repurchase program. During the year ended December 31, 2010, we repurchased and retired approximately 72 thousand treasury shares at a cost of $272 thousand. As of December 31, 2010 approximately 458 thousand shares remained available for repurchase under our repurchase program.

Redemption of Series M Preferred - During 2009, we redeemed all 44 thousand shares of our Series M Preferred with a liquidation value of $100 per share for $4.4 million in cash. In addition, we paid approximately $124 thousand in accrued dividends on these shares.

Redemption of Series G1 Preferred -  During 2009, we redeemed six hundred shares of our Series G1 Preferred with a liquidation value of $100 per share and 18 shares of common stock for $5 thousand in cash. In addition, we paid approximately $2 thousand in accrued dividends on these shares.  We had no redemptions of any preferred shares during the period ended December 31, 2010.

Adequacy of Capital Sources and Liquidity

We believe that we have the ability to provide for our operational needs, our planned capital expenditures and possible investments through projected operating cash flow and cash on hand. Our operating cash flow is adversely affected by declines in oil and natural gas prices, which can be volatile.  However, we have worked to reduce our controllable costs and expect to maintain positive cash flow from operations.  Should projected operating cash flow decline, we may further reduce our capital expenditures and possible investments and/or consider the issuance of debt, equity and convertible debt instruments, if needed, for utilization for the capital expenditure program or possible energy-based investment opportunities.  We may also reduce our ownership interest in Global’s common shares through strategic sales under certain conditions.

We have no debt outstanding at December 31, 2010. We have submitted a proposal to shareholders for a $15 million rights offering under which we would issue, if approved, rights to acquire an additional 7.5 million of our common shares at a price of $2.00 per share. Proceeds from this rights offering would be used to acquire or invest in energy-based businesses, securities, working interests and other oil, natural gas and energy-related investments, properties, products and technologies, as well as for general corporate purposes. If we seek to raise other equity or debt financing to fund capital expenditures or other acquisition and development opportunities, those transactions may be affected by the market value of our common stock.  If the price of our common stock declines, our ability to utilize our stock either directly or indirectly through convertible instruments for raising capital could be negatively affected. Further, raising additional funds by issuing common stock or other types of equity securities could dilute our existing stockholders, which dilution could be substantial if the price of our common stock decreases. Any securities we issue may have rights, preferences and privileges that are senior to our existing equity securities. Borrowing money may also involve pledging some or all of our assets.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements appear on pages 41 through 72 in this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
HKN, Inc.

We have audited the accompanying consolidated balance sheets of HKN, Inc., and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HKN, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

HEIN & ASSOCIATES LLP
Dallas, TX
February 17, 2011

HKN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

Assets	December 31,	December 31,
	2010	2009
Current Assets:
Cash and temporary investments	$4,815	$7,030
Accounts receivable, net	1,704	1,969
Notes receivable - affiliates	5,000	-
Prepaid expenses and other current assets	553	433
Total Current Assets	12,072	9,432

Unevaluated oil and gas properties	5,301	5,099
Evaluated oil and gas properties, net	32,231	29,355
OHSOL equipment, net	6,319	6,227
Other equipment, net	628	697
Property and Equipment, net	44,479	41,378

Intangible assets, net	2,302	2,591
Investment in Global	20,136	12,637
Investment in Spitfire, equity method	-	1,608
Other Assets	130	414
	$79,119	$68,060

Liabilities and Stockholders' Equity

Current Liabilities:
Trade payables	$1,265	$498
Accrued liabilities and other	1,373	1,353
BWI contingency	800	800
Income tax contingency	225	225
Revenues and royalties payable	834	567
Total Current Liabilities	4,497	3,443

Asset Retirement Obligation	8,937	6,193
Deferred Income Taxes	573	593
Total Liabilities	14,007	10,229

Commitments and Contingencies (Note 17)

Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $100 thousand and $160 thousand liquidation value, respectively;
700,000 shares authorized; 1,000 shares outstanding	1	1
Series G2 Preferred Stock, $1.00 par value; $100 thousand liquidation value
100,000 shares authorized; 1,000 shares outstanding	1	1
Series M Preferred Stock, $1.00 par value;
50,000 shares authorized; no shares outstanding	-	-
Common stock, $0.01 par value; 24,000,000 shares authorized;
10,026,098 and 9,553,847 shares issued, respectively	100	96
Additional paid-in capital	438,967	437,877
Accumulated deficit	(388,039)	(388,644)
Accumulated other comprehensive income	10,491	3,213
Total HKN, Inc. Stockholders’ Equity	61,521	52,544
Noncontrolling interest	3,591	5,287
Total Stockholders' Equity	65,112	57,831
	$79,119	$68,060

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

HKN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for share and per share amounts)

	Year Ended December 31,
	2010	2009
Revenues and other:
Oil and gas operations	$11,184	$10,185
Interest and other income	1,720	2,153
	12,904	12,338
Costs and Expenses:
Oil and gas operating expenses	7,844	8,591
General and administrative expenses	3,663	3,197
(Benefit) provision for doubtful accounts	(22)	183
Depreciation, depletion, amortization and accretion	3,419	3,524
Interest expense and other losses	79	33
	14,983	15,528
Other income and (expenses):
Equity in losses of Spitfire	(20)	(225)
Gain on sale of investment	1,887	30
	1,867	(195)

Loss from operations before income taxes	$(212)	$(3,385)
Income tax benefit	(20)	(40)
Net loss	$(192)	$(3,345)
Net loss attributable to noncontrolling interests	798	295
Net income (loss) attributable to HKN, Inc.	$606	$(3,050)
Accrual of dividends related to preferred stock	(16)	(280)
Payments of dividends and modification of preferred stock	15	(139)
Net income (loss) attributed to common stock	$605	$(3,469)
Basic and diluted net income (loss) per common share:
Net income (loss) per common share	$0.06	$(0.37)
Weighted average common shares outstanding	9,696,047	9,269,565

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

HKN, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)

	Preferred Stock			Common	Addit- ional Paid-In	Trea- sury	Non- controll- ing	Accum- ulated	Accum- ulated Other Compre- hensive
	G1	G2	M	Stock	Capital	Stock	Interest	Deficit	Income	Total
Balance, December 31, 2008	$2	$1	$44	$93	$442,642	$(19)	$-	$(385,171)	$2,312	$59,904

Issuance of restricted shares related to investment, net of issuance costs of $35 thousand	-	-	-	10	1,307	-	-	-	-	1,317
Cumulative effect of Series M Preferred conversion feature	-	-	-	-	-	-	-	(4)	-	(4)
Adjustment of Series M conversion price	-	-	-	-	76	-	-	(76)	-	-
Accrual of preferred stock dividends	-	-	-	-	-	-	-	(280)	-	(280)
Issuance of preferred stock dividends	-	-	-	-	1	-	-	(63)	-	(62)
Preferred stock redemption	(1)	-	(44)	-	(4,356)	-	-	-	-	(4,401)
Treasury stock repurchase	-	-	-	-	-	(1,890)	-	-	-	(1,890)
Treasury stock retirements	-	-	-	(7)	(1,902)	1,909	-	-	-	-
Equity in stock repurchases by Spitfire	-	-	-	-	109	-	-	-	-	109
Comprehensive loss:
Net loss								(3,050)	-
Unrealized holding gain on available for sale investments									24
Unrealized foreign currency gain									877
Total comprehensive loss										(2,149)
Noncontrolling interest in investment	-	-	-	-	-	-	5,287	-	-	5,287
Balance, December 31, 2009	$1	$1	$-	$96	$437,877	$-	$5,287	$(388,644)	$3,213	$57,831

Issuance of restricted shares related to investment	-	-	-	5	1,372	-	-	-	-	1,377
Issuance of membership units in BWI	-	-	-	-	(10)	-	479	-	-	469
Exercise of BWI put option	-	-	-	-	-	-	(1,377)	-	-	(1,377)
Accrual of preferred stock dividends	-	-	-	-	-	-	-	(16)	-	(16)
Issuance of preferred stock dividends	-	-	-	-	-	-	-	15	-	15
Treasury stock repurchase	-	-	-	-	-	(272)	-	-	-	(272)
Treasury stock retirements	-	-	-	(1)	(271)	272	-	-	-	-
Equity in stock repurchases by Spitfire	-	-	-	-	(1)	-	-	-	-	(1)
Comprehensive loss:
Net income								606	-
Unrealized holding gain on available for sale investments									8,467
Unrealized foreign currency loss									(1,189)
Total comprehensive income										7,884
Noncontrolling interest in investment	-	-	-	-	-	-	(798)	-	-	(798)
Balance, December 31, 2010	$1	$1	$-	$100	$438,967	$-	$3,591	$(388,039)	$10,491	$65,112

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

HKN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended
	2010	2009
Cash flows from operating activities:
Net loss	$(192)	$(3,345)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation, depletion, amortization and accretion	3,419	3,524
Equity in losses of Spitfire	20	225
Realized gain from sale of Spitfire shares	(1,887)	(30)
Change in operating assets and liabilities:
Decrease in marketable securities	-	9,497
Decrease in accounts receivable and other	265	1,809
Increase (decrease) in trade payables and other	756	(1,398)
Net cash provided by operating activities	2,381	10,282

Cash flows from investing activities:
Net proceeds from sales of assets	72	-
Capital expenditures	(3,118)	(2,552)
Proceeds from sale of Spitfire common shares	3,253	212
Issuance of note receivable to Global	(5,000)	-
Net cash used in investing activities	(4,793)	(2,340)

Cash flows from financing activities:
Proceeds from note payable	427	-
Principal payments on note payable	(427)	-
Proceeds from BWI rights offering	469	-
Redemption of preferred stock	-	(4,401)
Payments of preferred dividends	-	(343)
Treasury shares purchased	(272)	(1,890)
Net cash provided by (used in) financing activities	197	(6,634)

Net (decrease) increase in cash and temporary investments	(2,215)	1,308
Cash and temporary investments at beginning of year	7,030	5,722
Cash and temporary investments at end of year	$4,815	$7,030

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

HKN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HKN, Inc. (“HKN”) (a Delaware Corporation) is an independent energy company engaged both in the development and production of crude oil, natural gas and coalbed methane assets. Our crude oil and natural gas operations consist of development and production efforts in the United States, principally in the onshore and offshore Gulf Coast regions of South Texas and Louisiana, as well as coalbed methane exploration and development activities in Indiana and Ohio.

At December 31, 2010, we held an investment in Global Energy Development PLC (“Global”) through our ownership of approximately 34% of Global’s ordinary shares which we account for as a cost method investment.  Global is a petroleum exploration and production company focused on Latin America.  Global’s shares are traded on the AIM, a market operated by the London Stock Exchange.

Previously, we held an investment in Spitfire Energy, Ltd. (“Spitfire”) through our ownership of approximately 25% of Spitfire’s outstanding common shares. We reflected our investment in Spitfire as an equity method investment as a result of our ownership of Spitfire’s outstanding common shares, and we were deemed to have the ability to exert significant influence over Spitfire’s operating and financial policies. Due to timing differences in our filing requirements and the lack of availability of financial information for the current quarterly period, we recorded our share of Spitfire’s financial activity on a three-month lag. Our investment in Spitfire was reported in our consolidated balance sheet at its adjusted carrying value as a non-current asset, and our earnings in Spitfire were reported net of tax as a single line on our consolidated statement of operations.

 At December 31, 2009, our carrying value of this investment was $1.6 million. During the first half of 2010, we sold our remaining interest in Spitfire which consisted of approximately 9.9 million shares of Spitfire common shares, for cash proceeds of $3.3 million. We realized a gain on sale of $1.9 million using the average cost method, which included $351 thousand of foreign currency gains which were reclassified into earnings from other comprehensive income, in our consolidated statement of operations.

Principles of Consolidation - The consolidated financial statements include the accounts of all companies that we, through our direct or indirect ownership or share holding, were provided the ability to control the operating policies and procedures. All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates are required for proved oil and gas reserves which, as described in Note 7 – “Oil and Gas Properties”, may have a material impact on the carrying value of oil and gas property. Actual results could differ from those estimates and such differences could be material. Certain prior year amounts have been reclassified to conform with the 2010 presentation.

Consolidation - Our investment in BriteWater International, LLC (“BWI”), is considered to be a variable interest, as defined in the guidance issued by the Financial Accounting Standards Board (“FASB”) related to consolidation. This guidance requires the primary beneficiary of a variable interest entity’s (“VIE”) activities to consolidate the VIE.  A VIE is defined as an entity in which the equity investors do not have substantive voting rights and for which there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We determined that our investment in BWI meets these requirements, and we are the primary beneficiary, as defined. Accordingly, we began consolidating the assets and liabilities of BWI as of June 30, 2009 (the investment date).  The results of operations for the six months ended December 31, 2009 and the twelve months ended December 31, 2010 are consolidated in our results of operations.  Please see Note 2 – “Investment in BriteWater International, LLC” for additional information.

As of December 31, 2010, we owned less than a majority of the common shares of Global and did not possess the legal power to direct their operating policies and procedures. We have concluded that Global was not a VIE at December 31, 2010.

Statement of Cash Flows - For purposes of the Consolidated Statements of Cash Flows, we consider all highly liquid investments and treasury bills purchased with an original maturity of three months or less to be cash equivalents. We paid $7 thousand for interest during 2010 and no interest was paid in 2009. Treasury bills with original maturities of greater than three months are classified as marketable securities. We held no marketable securities at December 31, 2010 or 2009.

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

Allowance for Doubtful Accounts - Accounts receivable are customer obligations due under normal trade terms. We sell our oil and gas production to companies involved in the transportation and refining of crude oil and natural gas. Our net trade receivables from our oil and gas production were approximately $1.4 million and $1.7 million at December 31, 2010 and 2009, respectively. We perform continuing credit evaluations of our customers’ financial condition, and, although we generally do not require collateral, letters of credit may be required from our customers in certain circumstances.

Senior management reviews accounts receivable to determine if any receivables will potentially be uncollectible. We include provisions for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. One of our oil and gas processing and handling customers filed for Chapter 11 bankruptcy in 2009, and we accrued a provision for the receivable balances associated with their account.  In 2010, the provision for the receivable balances associated with their account was adjusted to reflect the settlement of their receivables.  Based on the information available, we believe the allowance for doubtful accounts of $14 thousand as of December 31, 2010 is adequate. However, actual write-offs could exceed the recorded allowance.

Comprehensive Income (Loss) - Comprehensive income (loss) includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Our total comprehensive income (loss) is as follows (in thousands):

	Year Ended December 31,
	2010	2009
Net income (loss) attributable to HKN	$606	$(3,050)
Foreign currency translation adjustment on investment	(1,189)	877
Unrealized gain on investments	8,467	24
Total comprehensive income (loss)	$7,884	$(2,149)

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

Derivative Instruments - We have not designated any of our derivative instruments as hedges under FASB’s derivatives and hedging guidance. All gains and losses related to our derivative instruments are recognized in other losses or other income. Please see Note 5 – “Derivative Instruments” for additional information.

Equity Method Investments - For investments in which we have the ability to exercise significant influence but do not control, we follow the equity method of accounting. Prior to this reporting period, we held an equity investment in Spitfire through our ownership of approximately 25% of Spitfire’s outstanding common shares. During the first half of 2010, we sold our remaining interest in Spitfire, which consisted of approximately 9.9 million common shares of Spitfire, for cash proceeds of $3.3 million using the average cost method.  Accordingly, we no longer carry any equity method investments on our consolidated balance sheet as of December 31, 2010.  Please see Note 4 – “Equity Investment in Spitfire Energy” for additional information.

Translation of Non - U.S. Currency Amounts - Assets and liabilities of our former equity investment in Spitfire, whose functional currency is the Canadian dollar, were translated into U.S. dollars at exchange rates in effect at each balance sheet date. Revenue and expense items were translated at average exchange rates prevailing during the periods. Our investment in Global is also subject to foreign currency exchange rate risk as our ownership of Global’s ordinary shares are denominated in British sterling pounds. Translation adjustments are included in other comprehensive income until the investment is sold.

Property and Equipment - We follow the full cost method of accounting for our investments in oil and natural gas properties. All costs incurred in the acquisition, exploration and development of oil and natural gas properties, including unproductive wells, are capitalized. Included in capitalized costs are general and administrative costs that are directly related with acquisition, exploration and development activities. Amortization of unevaluated property costs begins when the properties become proved or their values become impaired. Under the rules of full cost method of accounting, the net carrying value of oil and natural gas properties, reduced by the asset retirement obligation, is limited to the sum of the present value using a 10% discount rate of the estimated future net cash flows from proved reserves, based on the previous twelve months’ average prices and costs, plus the lower of cost or estimated fair market value of unproved properties adjusted for related income tax effects.

Capitalized costs of proved oil and natural gas properties are depleted on a units of production method using proved oil and natural gas reserves. Such depletion of our domestic oil and gas properties was $2.46 and $2.30 per equivalent Mcf produced during 2010 and 2009, respectively. Costs depleted include net capitalized costs subject to depletion and estimated future dismantlement, restoration, and abandonment costs. Estimated future abandonment, dismantlement and site restoration costs include costs to dismantle, relocate and dispose of our offshore production platforms, gathering systems, wells and related structures, considering related salvage values.

Other property and equipment, which includes computer equipment, computer hardware and software, furniture and fixtures, leasehold improvements and automobiles, is recorded at cost and is generally depreciated on a straight-line basis over the estimated useful lives of the assets, which range in periods of three to eighteen years. We have recorded accumulated depreciation related to our other property and equipment of $616 thousand and $536 thousand at December 31, 2010 and 2009, respectively. Repairs and maintenance are charged to expense as incurred.

Sales of Oil and Gas Properties - We account for sales of oil and gas properties as adjustments of capitalized costs to the full cost pool with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the full cost pool. In March 2010, we sold our interests in a non-strategic natural gas property, effective April 1, 2010, for net cash proceeds of approximately $72 thousand. There was no gain or loss recognized from the sale. During 2009 we did not sell any oil and gas properties.

Intangible Assets - We assess the recoverability of our intangible assets on an annual basis and when events or changes in circumstances indicate the carrying amount of the intangible assets may not be fully recoverable. Recoverability is measured by a comparison of the carrying value of the intangible asset over its fair value. Any excess of the carrying value of the intangible asset over its fair value is recognized as an impairment loss. The estimated fair value is determined based on a discounted cash flow model. At December 31, 2010 and 2009, our intangible assets consisted of patents acquired in connection with our investment in BWI. The fair value of these patents was determined by using the market approach to determining fair value. Impairment losses would be recorded in other operating expenses. No impairment was recognized as of December 31, 2010. Our patents are amortized based on the expected lives of the patents, which range in periods of 6-21 years. We have recorded amortization related to these patents of $288 thousand at December 31, 2010.

Severance Taxes - The states in which our oil and natural gas properties are located charge a severance, or production, tax for the oil and natural gas that is produced by our wells.  We report these costs as a component of our operating expenses within our income statement. In 2009, we applied for and were granted a severance tax exemption on five of our Main Pass wells which qualified for the State of Louisiana’s inactive well exemption.  This exemption grants a five year tax exemption on wells which are placed back on production after being off production for a period of two or more years. Under this exemption, we filed amended severance tax reports for a net refund of approximately $559 thousand, related to severance taxes which we had previously paid on the exempt wells.  In May 2010, we received the refund and recorded a reduction to our operating expenses in our financial statements.

Short-term Note Payable - In April 2010, we entered into a short-term note payable for $427 thousand to finance the renewal of our 2010-2011 energy insurance package premiums. The note provided for  interest at 4.75% per annum. As of December 31, 2010 the note has been repaid in full and we paid approximately $7 thousand in interest expense.

Other Assets - At December 31, 2010, other assets included $55 thousand of prepaid drilling costs. At December 31, 2009, other assets included $410 thousand of prepaid drilling costs.

Provision for Asset Impairments - Assets that are used in our operations and not held for resale, are carried at cost, less accumulated depreciation and amortization.  We review our long-lived assets, other than our investment in oil and gas properties, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When evidence indicates that operations will not produce sufficient cash flows to cover the carrying amount of the related asset, and when the carrying amount of the related asset cannot be realized through sale, a permanent impairment is recorded and the asset value is written down to fair value.  We had no impairments to any of our assets in 2010 or 2009.

General and Administrative Expenses - We reflect general and administrative expenses net of operator overhead charges and other amounts billed to joint interest owners. General and administrative expenses are net of $300 thousand and $295 thousand for such amounts during 2010 and 2009, respectively.

Revenue Recognition - We use the sales method of accounting for natural gas and crude oil revenues. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which we are entitled based on our interests in the properties. Approximately 33% of our 2010 oil and gas production was from wells operated by outside parties. With respect to these properties, we typically receive actual sales information approximately sixty to ninety days after the date of sale on these properties. With respect to these non-operated properties, our estimates of production and revenue may differ from actual production and revenues received. Differences can create imbalances that are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under produced owner to recoup its entitled share through production.  There are no significant balancing arrangements or obligations related to our operations.

Income Taxes - We account for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  We measure and record income tax contingency accruals in accordance with guidance related to uncertain tax positions.

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

We classify interest related to income tax liabilities as income tax expense, and if applicable, penalties are also recognized as a component of income tax expense. The income tax liabilities and accrued interest and penalties that are anticipated to be due within one year of the balance sheet date are presented as current liabilities in our consolidated balance sheets.

Recent Accounting Pronouncements - In January 2010, the FASB issued guidance related to “Improving Disclosures about Fair Value Measurements.” These new disclosures require entities to separately disclose amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, in the reconciliation for fair value measurements for Level 3, entities should present separate information about purchases, sales, issuances, and settlements. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlement in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Our adoption of the disclosures did not have a material impact on our notes to the consolidated financial statements. See Note 6 – “Fair Value Measurements” for additional information.

In February 2010, the FASB issued amendments to certain recognition and disclosure requirements related to subsequent events. This guidance states that if an entity is an SEC filer, it is required to evaluate subsequent events through the date that the financial statements are issued. In addition, an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. We adopted this guidance as of February 2010 and have included the required disclosures in our consolidated financial statements. See Note 18 – “Subsequent Events” for additional information.

(2) INVESTMENT IN BRITEWATER INTERNATIONAL, LLC.

In June 2009, we acquired an interest in BWI, a privately-held company with a patented oilfield emulsion breaking “OHSOL” technology by entering into a Securities Exchange Agreement (the “Agreement”) pursuant to which we issued an aggregate of 1 million restricted shares of our common stock in exchange for 1,950 units of BWI, which represented 19.5% of BWI’s outstanding membership units at that date. The shares are deemed to be restricted because they were not issued in a transaction registered under the Securities Act of 1933 and are therefore not freely transferable. Pursuant to the terms of our investment, HKN and the other BWI unit-holders granted to one another put and call options with respect to an additional 3,050 units of BWI in exchange for an additional issuance of 725 thousand restricted shares of our common stock.  These options  are exercisable only if the following conditions are satisfied prior to June 2012:

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

At June 30, 2010, the Put Option became exercisable by the three other BWI unit-holders.  In September 2010, two BWI unit holders exercised their Put Option, and we obtained an additional 2,288 membership units in exchange for the issuance of 544 thousand shares of our restricted common stock which decreased the interests of the noncontrolling BWI unit-holders to 57.62%.

In December 2010, BWI distributed rights to its members to purchase up to 10,000 membership units at $10 per unit.  We participated in the rights offering and purchased 53,061 units of BWI, increasing our interest in BWI to 52.09% and decreasing the interests of the noncontrolling BWI unit-holders to 47.91% as of December 31, 2010.  At December 31, 2010, we hold a total of 57,299 units of BWI, which constitutes 52.09% of BWI’s outstanding membership units. As a result of the rights offering completed by BWI in December 2010 and the resulting dilution of the ownership, the shares of any remaining shares to be issued under the put and call option were adjusted from 181 thousand restricted shares to 16 thousand restricted shares of our common stock. An additional 762 units of BWI remain exercisable under the Put Option in exchange for the issuance of 16,477 additional shares of our common stock.

In conjunction with our initial investment in BWI, we entered into a Loan Agreement with BWI (“8% BWI Loan Receivable”) under which we would make secured loans to BWI up to a maximum amount of $2.5 million.  The 8% BWI Loan is secured by all assets of BWI, which we valued at approximately $9.6 million at December 31, 2010 and is due and payable on or before June 30, 2012. As of December 31, 2010, the outstanding principal amount of the 8% BWI Loan is $1.9 million. The funds were primarily used to finance the operating activities of BWI. The 8% BWI Loan earns interest at 8.0% per annum. Accrued and unpaid interest on the outstanding principal amount of the 8% BWI Loan is due and payable on the last day of each calendar quarter.  For the year ended December 31, 2010, BWI paid $117 thousand in interest to HKN under the loan agreement.  The entire unpaid principal amount of the loan, together with all accrued and unpaid interest is due on or before June 30, 2012. Intersegment interest income and expenses between HKN and BWI related to the 8% BWI Loan Receivable have been eliminated in consolidation.

The assets, liabilities and non-controlling interest associated with our investment were consolidated into our financial statements in accordance with the FASB’s consolidation guidance, using the acquisition method of accounting in accordance with business combinations guidance. See Note 1 – “Summary of Significant Accounting Policies” for further explanation for consolidating our investment in BWI.  Our acquisition-related costs of approximately $87 thousand are included in general and administrative expenses within our consolidated statement of operations for the year ended December 31, 2009.

The following table summarizes the balance sheets for BWI as of December 31, 2010 and December 31, 2009:

	December 31,	December 31,
(in thousands)	2010	2009
Assets:

Cash and cash equivalents	$968	$121
Prepaid expenses and other current assets	42	-
Property and equipment	6,322	6,227
Intangible assets	2,302	2,591
Other assets, net	1	-
Total Assets	$9,635	$8,939

Liabilities and Stockholders' Equity:

Accounts payable	$23	$9
Accrued liabilities	800	810
Long-term note payable	1,900	1,000
Deferred income taxes	573	573
Total Liabilities	3,296	2,392
Stockholders' Equity	6,339	6,547
Total Liabilities and Stockholders' Equity	$9,635	$8,939

Valuation of Investment in BWI - The fair value of the total consideration paid in 2009 for our investment, which includes 1.0 million restricted shares of common stock issued along with the put/call option to issue 725 thousand restricted shares of our common stock, was measured using a third-party Fair Market Value Restricted Stock Study, which valued the aggregate restricted shares at the investment date at $2.01 per share. Under the fair value measurements and disclosures guidance, we consider this valuation method for our restricted stock to be a Level 2 classification. See Note 6 – “Fair Value Measurements” for further discussion of Level 2 valuation definitions. This valuation considered several factors, including the closing market price of our common stock at the investment date of $2.55 per share and the diminished marketability caused by the restrictive nature of the shares issued. We applied the discounted value of $2.01 per share to the total of the 1.0 million restricted shares transferred and the potential 725 thousand restricted shares to be issued upon the exercise of the put or call options. The net effect of the $2.01 share price and 725,000 share put or call option resulted in consideration paid of approximately $1.4 million.

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

The fair value of the OHSOL plant equipment of $6.1 million was finalized based on the cost approach as determined by a third party valuation completed subsequent to the investment date.  Based on this valuation, we retrospectively recognized a decrease of $800 thousand in the value of the OHSOL equipment from the previously reported preliminary fair value estimate of $6.9 million. The intangible assets consist of patents related to the OHSOL process. The fair value of the acquired patents of $2.6 million was determined based on the market approach.  Therefore, we retrospectively recognized an increase of $645 thousand in the value of the patents from the preliminary purchase price fair value estimate of $1.9 million. Unless renewed, the patents will expire during the next 6 to 21 years. We consider these valuations for our patents and equipment to be Level 3 classifications. See Note 6 – “Fair Value Measurements” for further discussion of Level 3 valuation definitions. The contingent liability of $800 thousand may be payable upon the conclusion of certain events related to BWI’s equipment.

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

BWI Results of Operations - For the year ended December 31, 2010 and 2009, we recognized losses of $1.2 million and $387 thousand, respectively, related to our investment in BWI in our consolidated statement of operations, of which $798 thousand and $295 thousand, respectively, were related to noncontrolling interests.

(3)  OTHER INVESTMENTS

Investment in Global - Our non-current available-for-sale investment consists of our ownership of approximately 34% of Global’s outstanding ordinary shares.  At December 31, 2010 and 2009, our investment in Global was equal to the market value of our 11.9 million shares of Global’s ordinary shares as follows (in thousands, except for the share amounts)

	December 31, 2010	December 31, 2009
Shares of Global Stock held by HKN	11,893,463	11,893,463
Closing price of Global Stock	£1.09	£0.66
Foreign Currency Exchange Rate	1.5524	1.6221
Market Value of Investment in Global	$20,136	$12,637

The foreign currency translation adjustment of approximately $968 thousand and the unrealized gain on investment of $8.5 million for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the year ending December 31, 2010.

In September 2010, we issued a 10% Senior Secured Loan and Security Agreement with Global (“10% Global Note Receivable”) in exchange for cash in the principal amount of $5 million.  The 10% Global Note Receivable is secured and is due and payable to us on or before September 14, 2011. The 10% Global Note Receivable earns interest at 10% per annum. Accrued and unpaid interest on the outstanding principal amount of the 10% Global Note Receivable is due and payable on the last day of each month. As of December 31, 2010, Global paid $147 thousand in interest under the note receivable agreement.  In addition, upon execution of the 10% Global Note Receivable, we received a transaction fee in the amount of $60 thousand (or 1.2% of the principal amount of the 10% Global Note Receivable), which is included in other income in our consolidated statement of operations. At December 31, 2010, the outstanding principal amount of the 10% Global Note Receivable was $5 million. During February 2011, we agreed to extend the maturity date of our Global Note Receivable by one year, resulting in a new maturity date of September 14, 2012.  In association with this amendment, we also increased the interest rate from 10% up to 10.5%.  This note is fully secured by oil producing assets of Global, and interest is paid on a monthly basis. See Note 13 – “Related Party Transactions” for additional information regarding the Global Note Receivable.

(4)           EQUITY INVESTMENT IN SPITFIRE ENERGY

Previously, we held an investment in Spitfire through our ownership of approximately 25% of Spitfire’s outstanding common shares. We reflected our investment in Spitfire as an equity method investment as a result of our ownership of Spitfire’s outstanding common shares and we were deemed to have the ability to exert significant influence over Spitfire’s operating and financial policies. Due to timing differences in our filing requirements and the lack of availability of financial information for the current quarterly period, we recorded our share of Spitfire’s financial activity on a three-month lag. Our investment in Spitfire was reported in our consolidated balance sheet at its adjusted carrying value as a non-current asset, and our earnings in Spitfire were reported net of tax as a single line on our consolidated statement of operations.

 At December 31, 2009, our carrying value of this investment was $1.6 million. During the first half of 2010, we sold our remaining interest in Spitfire, consisting of approximately 9.9 million shares of Spitfire common shares, for cash proceeds of $3.3 million. We realized a gain on sale of $1.9 million using the average cost method, which included $351 thousand of foreign currency gains which were reclassified into earnings from other comprehensive income, in our consolidated statement of operations. Therefore, at December 31, 2010, we no longer carried this investment on our consolidated balance sheet.

We also previously owned 1.3 million warrants to acquire common shares of Spitfire which expired during August 2010. See Note 5 – “Derivative Instruments” for further discussion on the warrants.

(5) DERIVATIVE INSTRUMENTS

Commodity Derivatives - From time to time we enter into certain commodity derivative instruments which allow us to mitigate commodity price risk associated with a portion of our future monthly natural gas and crude oil production and related cash flows. Our oil and gas operating revenues and cash flows are impacted by changes in commodity product prices, which are volatile and cannot be accurately predicted. Our objective for holding these commodity derivatives is to protect the operating revenues and cash flows related to a portion of our future crude oil sales from the risk of significant declines in commodity prices. We have not designated any of our commodity derivatives as hedges.

Our purchased commodity derivatives are recorded at their estimated fair values within other current assets in the accompanying consolidated balance sheets. Estimated fair values of our purchased commodity derivatives were as follows (in thousands):

					As of December 31,
Commodity	Type	Volume/Day	Duration	Price	2010	2009
Crude Oil	Floor	5,000 bbls	Jan 10 - May 10	$60.00	-	15
Crude Oil	Floor	5,000 bbls	Jan 11 - June 11	$60.00	3	-
					$3	$15

We have recorded realized losses related to expired contracts of $67 thousand related to our crude oil commodity derivatives for the year ended December 31, 2010, in our consolidated statement of operations. In addition, we have recorded unrealized losses of $5 thousand and $16 thousand related to our open crude oil commodity derivatives for the years ended December 31, 2010 and 2009, respectively, in other losses in our consolidated statement of operations.

As of December 31, 2010, neither we nor any of our consolidated companies hold any derivative instruments which are designated as fair value hedges, cash flow hedges or foreign currency hedges. Settlements of our oil and gas commodity derivatives are based on the difference between fixed option prices and the New York Mercantile Exchange closing prices for each month during the life of the contracts. We monitor our crude oil and natural gas production prices compared to New York Mercantile Exchange prices to assure our commodity derivatives are effective in mitigating our commodity price risk.

Spitfire Warrants - On August 1, 2010 our 1.3 million warrants to acquire common shares of Spitfire expired. We accounted for these warrants as derivatives in accordance with ASC 815. We did not assign any value to these warrants at December 31, 2010 or 2009.  For the year ended December 31, 2009, we have included unrealized losses of $16 thousand within other losses in our consolidated statement of operations.  These amounts are related primarily to the change in the underlying price of Spitfire’s common shares.

Series M Preferred Conversion Feature - Prior to its redemption during 2009, our Series M Convertible Preferred Stock (“Series M Preferred”) was convertible at the holders’ option into common stock at a conversion price of $11.85 per share. This conversion price was subject to continued adjustment in the event we subsequently issued shares of our common stock at a price lower than this conversion price or in response to certain transactions that are in effect equity restructuring transactions. This anti-dilution provision allowing for the conversion price to be adjusted represented an embedded derivative that required it to be classified as a liability. We would only incur the liability, equal to the current stock price times the number of additional shares that would be required to fulfill the conversion, if we were to issue common stock at a price less than the Series M Preferred conversion price. At January 1, 2009, we recorded a Series M Preferred conversion liability with an initial estimated fair value of $5 thousand as a cumulative effect adjustment. As further described in Note 12 – “Stockholders’ Equity”, we fully redeemed all of the outstanding Series M Preferred in 2009, and there was no Series M Preferred conversion liability at December 31, 2010.

We did not hold any derivative instruments designated as hedging instruments under ASC 815 as of December 31, 2010. A summary of the fair values of our derivative instruments not designated as hedging instruments as of December 31, 2010 and 2009 are as follows (in thousands):

		Fair Value
Asset Derivatives	Balance Sheet Location	Year Ended December 31, 2010	Year Ended December 31, 2009
Commodity contracts	Other assets	$3	$15
Total derivatives		$3	$15

Unrealized and realized losses (gains) related to all of our derivative instruments are included in the consolidated statement of operations for the years ended December 31, 2010 and 2009 as follows (in thousands):

		Amount of Loss or (Gain) Recognized in Income on Derivatives
Derivatives	Location of Loss or (Gain) Recognized in Income on Derivatives	Year Ended December 31, 2010	Year Ended December 31, 2009
Spitfire warrants	Other losses	$-	$16
Commodity contracts	Other losses	72	16
Series M Preferred conversion feature	Other income	-	(5)
		$72	$27

(6)  FAIR VALUE MEASUREMENTS

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

We used the following fair value measurements for certain of our assets and liabilities during the year ended December 31, 2010:

Level 1 Classification:

Investment in Global - Global’s ordinary shares are publicly traded on the Alternative Investment Market (“AIM”) of the London Stock Exchange with quoted prices in active markets. Accordingly, the fair value measurements of these securities have been classified as Level 1.

Commodity contracts - Our purchased commodity derivatives have quoted prices in active markets. Accordingly, the fair value measurements of these securities have been classified as Level 1.

Level 2 Classification:

Valuation of Our Restricted Stock Utilized as Consideration for our Investment in BWI – Our purchase price allocation of our investment in BWI utilized fair values under guidance related to business combinations, on a nonrecurring basis. Please see Note 2 – “Investment in BriteWater International, LLC.” for further discussion on the valuation of this investment.

Level 3 Classification:

Asset Retirement Obligations - Our asset retirement obligation is classified as a Level 3 liability. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and the expected remaining life of wells. The inputs are calculated utilizing historical data, current estimated costs and expectations for the future costs and production of the wells.  See Note 10 – “Asset Retirement Obligations” for additional information of our asset retirement obligation as of December 31, 2010.

Valuation of BWI Equipment and Patents - The fair value of the acquired patents of $2.6 million is non-recurring and was estimated based on the market approach; unless renewed, the patents will expire during the next 6 to 21 years. The fair value of the OHSOL plant equipment of $6.1 million is also non-recurring and was estimated based on the cost approach as determined by a third party valuation.  We consider these valuations for the OHSOL patents and equipment to be Level 3 classifications.

The following table presents recurring financial assets and liabilities which are carried at fair value as of December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3
Investment in Global (cost method)	$20,136	$-	$-
Commodity contracts	3	-	-
Total assets at fair value	$20,139	$-	$-

 (7)  OIL AND GAS PROPERTIES

Under full cost method of accounting, we assess realizability of unevaluated properties on at least an annual basis or when there has been an indication that an impairment in value may have occurred, such as for a relinquishment of contract acreage. Impairment of unevaluated prospects is assessed based on management’s intention with regard to future exploration and development of individually significant properties and the ability to obtain funds to finance such exploration and development. At December 31, 2010, we carried total costs of $5.3 million related to the exploration and development of our coalbed methane prospects within the Indiana Posey area in our unevaluated oil and gas properties. We anticipate our unevaluated property costs, excluding our coalbed methane prospects, to remain as unevaluated for no longer than three years.

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

For purposes of the ceiling test, we remove the discounted present value included in our future development costs on our reserve report for which we have already booked an obligation. For purposes of our depletion calculation, we include in future development costs any estimated plugging and abandonment costs, net of estimated salvage values, for proved undeveloped wells. For purposes of both of these calculations, we do not include plugging and abandonment costs in our future development costs on developed properties for which we have booked an obligation. We had no impairments recorded for the years ended December 31, 2010 and 2009.

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

The Indiana Posey Agreement provides for the project to be conducted in three separate phases. Our potential obligations under the Indiana Posey Agreement, if we elect to all phases of the project, include funding 100% of the initial $7.5 million in costs to carry out the joint exploration and development of the project in return for a non-operating 65% interest in the Posey Prospect Area. The Indiana Posey Agreement also provides that we are to receive an 82.5% net revenue interest. At December 31, 2010, we carried total costs of $5.3 million related to the exploration and development of our coalbed methane prospects within the Indiana Posey area in our unevaluated oil and gas properties.

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

(9)  PROPERTY AND EQUIPMENT

A summary of property and equipment follows (in thousands):

	December 31,	December 31,
	2010	2009
Unevaluated coalbed methane prospects	$5,301	$5,099

Evaluated oil and gas properties	205,572	200,197
OHSOL equipment	6,319	6,227
Facilities and other property	1,726	1,633
Less accumulated depreciation, depletion, and amortization	(174,439)	(171,778)
	$44,479	$41,378

(10)  ASSET RETIREMENT OBLIGATIONS

We recognize the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  A summary of our assets with required asset retirement obligations as of December 31, 2010 is as follows (in thousands):

Asset Category	Asset Retirement Obligation Liability	Estimated Life
Oil and gas producing properties	$7,125	0-18 years
Facilities and other property	1,812	3-24 years
	$8,937

The following table describes all changes to our asset retirement obligation liability during the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Asset retirement obligation at beginning of year	$6,193	$5,472
Additions during the year	179	60
Disposals during the year	(220)	(9)
Revisions of estimates	2,315	278
Accretion expense	470	392
Asset retirement obligation at end of year	$8,937	$6,193

During 2010 and 2009, we revised our asset retirement obligation estimates mainly due to increases in the expected costs related to our offshore Gulf Coast wells and facilities.

(11)  INCOME TAXES

The total provision for income taxes consists of the following:

	Year Ended December 31,
	2010	2009
	(in thousands)
Current Taxes:
Federal	$-	$-
State	-	(40)
Foreign	-	-
Deferred:
Federal	-	-
State	(20)	-
Total	$(20)	$(40)

The following is a reconciliation of the reported amount of income tax benefit for the years ended December 31, 2010 and 2009 to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income:

	Year Ended December 31,
	2010	2009
	(in thousands)
Statutory tax expense (benefit)	$206	$(1,037)
Decrease in valuation allowance	(29,807)	(5,967)
Expiration of Capital Loss Carryforwards	29,016	5,304
Expiraton of NOL Carryforwards	891	1,666
Other	(306)	34
State Tax	(20)	(40)
Total tax benefit	$(20)	$(40)

At December 31, 2010, we had available for U.S. federal income tax reporting purposes, a net operating loss (NOL) carryforward for regular tax purposes of approximately $102 million which expires in varying amounts during the tax years 2011 through 2030, an alternative minimum tax NOL carryforward of approximately $86 million which expires in varying amounts during the tax years 2011 through 2030, and a statutory depletion carryforward of approximately $9 million which can be carried forward indefinitely to offset our future taxable income, subject to certain limitations imposed by the Internal Revenue Code.  Additionally, at December 31, 2010, we have a capital loss carryforward of approximately $8 million which will expire in 2011 and 2015. Current federal income tax law allows corporations to deduct capital losses only if they offset capital gains. In 2003, we underwent a change in ownership, within the meaning of Internal Revenue Code Section 382 that significantly restricts our ability to utilize our domestic NOLs and capital losses.

In June 2009, we acquired a 19.5% interest in BWI and as a result, we consolidated BWI in our consolidated financial statements.  Pursuant to our investment in BWI, a deferred tax liability was calculated by applying the domestic statutory tax rates to the difference between the book purchase price and the tax basis and recording a valuation allowance to a portion of the net operating loss carryovers of BWI resulting in a net deferred tax liability of $573 thousand.

The components of our federal deferred income taxes were as follows for the years ended December 31, 2010 and 2009:

	2010	2009
	(in thousands)
Deferred tax assets:
Net operating losses (NOL) carryover	$36,043	$33,763
Depletion carryover	3,020	3,128
Deferred book liabilities	3,039	2,106
Book vs. tax basis in investments	20,014	23,855
Capital loss carryover	2,719	30,940
Total gross deferred tax assets	64,835	93,792
Deferred tax liabilities:
Property and equipment	(4,559)	(1,234)
Net deferred tax assets	60,276	92,558
Less valuation allowances	(60,849)	(93,131)
Deferred tax liabilities, net of valuation allowance	$(573)	$(573)

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. The tax years 2005-2010 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.  The tax years 2006-2010 also remain open for examination purposes for the Texas Franchise tax.

In May 2006, the Governor of Texas signed into law a Texas margin tax (H.B. No. 3) which restructured the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component.  Specifically, we became subject to an entity level tax on the portion of our total revenue (as that term is defined in the legislation) that is generated in Texas beginning in our tax year ending December 31, 2007. The Texas margin tax is imposed at a maximum effective rate of 0.7% of our total revenue that is apportioned to Texas.  We initially recorded a deferred tax liability in 2007 related to the Texas Margin Tax of $20 thousand. As a result of our sale of almost all of our remaining Texas Oil and Gas Properties, the deferred tax liability was reversed in 2010.

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

ASC 740, Income Taxes, prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. This guidance also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  Utilizing the process outlined above, we have recorded an income tax contingency for this item, including interest and penalties, of $225 thousand in our consolidated financial statements based, in part, on a preliminary indication of a probability-weighted fair value assessment of the Global stock.  In February 2011, the IRS requested and we agreed to extend the statute of limitations to April 2012 and notified us that the IRS exam group has provided a written response to the HKN third party valuation report that supports our recognized gain recorded for ACE purposes. We intend to review and make a formal response to the IRS over the next few months. Although we intend to vigorously defend the proposed adjustment and strongly believe the third party valuation report supports our position and that we have meritorious defenses, if the IRS Appeals Office were to deny all of our protests and our assumptions and estimates associated with this income tax contingency are inaccurate, we could be liable for approximately $6 million in additional tax, penalties and interest.

The following table illustrates changes in our gross unrecognized tax benefits (in thousands) for the years ending December 31, 2010 and 2009.

	2010	2009
Unrecognized tax benefits at January 1,	$225	$225
Increases for positions taken in current year	-	-
Decreases for positions taken in current year	-	-
Decreases for settlements with taxing authorities	-	-
Decreases for lapses in the applicable statute of limitations	-	-
Unrecognized tax benefits at December 31,	$225	$225

(12)  STOCKHOLDERS’ EQUITY

Common Stock - We have authorized 24 million shares of $.01 par common stock. At December 31, 2010 and 2009, we had 10,026,098 and 9,553,847 shares, respectively, issued and outstanding. Dividends may not be paid to holders of our common stock prior to the satisfaction of all dividend obligations related to our Series G1 and Series G2 Preferred stock.

Treasury Stock - In 2005, our Board of Directors authorized a stock repurchase program allowing us to buy back a total of 1.2 million shares of our common stock (adjusted for the 2007 reverse stock split).

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

During the year ended December 31, 2010, we repurchased and retired approximately 72 thousand treasury shares. As of December 31, 2010 approximately 458 thousand shares remained available for repurchase under our repurchase program.

Series G1 Convertible Preferred Stock - Our Series G1 Convertible Preferred Stock (the “Series G1 Preferred”), which was issued in 2000, has a liquidation value of $100 per share, is non-voting, and is convertible at the holder’s option into our common stock at a conversion price of $280.00 per share.  At December 31, 2010 and 2009, there were 1,000 shares of Series G1 Preferred issued and outstanding.

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

Redemption of Series G1 Preferred - During 2009, we redeemed six hundred shares of our Series G1 Preferred with a liquidation value of $100 per share for $5 thousand in cash. In addition, we paid approximately $2 thousand in accrued dividends on redemption of these shares.

Series G2 Convertible Preferred Stock - Our Series G2 Preferred Stock (“Series G2 Preferred”), which was issued in 2000, has a liquidation value of $100 per share, is non-voting, and is convertible at the holder’s option into our common stock at a conversion price of $67.20 per share.  The Series G2 Preferred is also convertible by us into shares of our common stock if for any period of twenty consecutive calendar days the average of the closing prices of our common stock during such period shall have equaled or exceeded $84.00 per share.   At December 31, 2010 and 2009, there were 1,000 shares of Series G2 Preferred issued and outstanding.

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

Series M Preferred - Our Series M Preferred, which was issued in 2004, had a liquidation value of $100 per share, was non-voting and was convertible at the holders’ option into common stock at a conversion price of $13.44 per share which was later adjusted to $13.22. This conversion price was subject to continued adjustment in the event we subsequently issued shares of our common stock at a price lower than this conversion price or in response to certain transactions that are in effect equity restructuring transactions.   During 2009, we paid $260 thousand in preferred dividends, of which $124 thousand was paid in connection with the redemption of the 44,000 shares of Series M Preferred during 2009.

Change in the Conversion Price of the Series M Preferred - In June 2009 upon the issuance of our shares for our investment in BWI, the conversion price of the Series M Preferred decreased from $13.22 to $11.85 per share. The incremental intrinsic value of the change in the Series M Preferred conversion price of $76 thousand is reflected as a payment of preferred stock dividends in our consolidated statement of operations during the year ended December 31, 2009.

Redemption of Series M Preferred - During 2009, we redeemed all 44 thousand shares of our Series M Preferred with a liquidation value of $100 per share for $4.4 million in cash. In addition, we paid approximately $124 thousand in accrued dividends on these shares.

Changes in our common, preferred and treasury shares during 2010 and 2009 are as follows:

	Number of Shares
Description	Preferred G1	Preferred G2	Preferred M	Common	Treasury
Balance as of December 31, 2008	1,600	1,000	44,000	9,268,253	6,869
Issuances of preferred stock dividends	-	-	-	157	-
Preferred stock redemption	(600)	-	(44,000)	-	-
Issuance of restricted shares for investment	-	-	-	1,000,000	-
Treasury Stock repurchase	-	-	-	-	707,694
Treasury Stock cancellation	-	-	-	(714,563)	(714,563)
Balance as of December 31, 2009	1,000	1,000	-	9,553,847	-
Issuances of preferred stock dividends	-	-	-	148	-
Issuance of restricted shares for investment	-	-	-	543,750	-
Treasury Stock repurchase	-	-	-	-	71,647
Treasury Stock cancellation	-	-	-	(71,647)	(71,647)
Balance as of December 31, 2010	1,000	1,000	-	10,026,098	-

Noncontrolling Interest - Upon our initial investment in BWI, we recorded noncontrolling interests in our consolidated balance sheet for the fair value of the other BWI unit-holders’ 80.5% interest in the net assets of BWI. In September 2010, two BWI unit holders exercised their Put Option, and we obtained additional membership units in exchange for the issuance of 544 thousand shares of our restricted common stock decreasing the interests of the noncontrolling BWI unit-holders to 57.62%.

In December 2010, BWI distributed rights to its members to purchase up to 10,000 membership units at $10 per unit.  We participated in the rights offering and purchased 53,061 units of BWI, increasing our interest in BWI to 52.09% and decreasing the interests of the noncontrolling BWI unit-holders to 47.91% as of December 31, 2010.  Please see Note 2 –“Investment in BriteWater International, LLC.” for additional information regarding our investment in BWI. The effects to the BWI noncontrolling interest during the period ended December 31, 2010 is as follows (in thousands):

Noncontrolling interest at beginning of period	$5,287
Losses attributable to noncontrolling interest	(798)
Decrease in noncontrolling ownership due to exercise of put options	(1,377)
Increase in noncontrolling ownership due to participation in rights offering	479
Noncontrolling interest at end of period	$3,591

At December 31, 2010, we hold a total of 57,299 units of BWI, which constitutes 52.09% of BWI’s outstanding membership units. As a result of the rights offering completed by BWI in December 2010 and the resulting dilution of the ownership, the shares of any remaining shares to be issued under the put and call option were adjusted from 181 thousand restricted shares to 16 thousand restricted shares of our common stock. An additional 762 units of BWI remain exercisable under the Put Option in exchange for the issuance of 16,477 additional shares of our common stock.

At December 31, 2010, if our remaining convertible preferred stock were converted, and if the remaining option to issue common shares associated with our investment in BWI was exercised, we would be required to issue the following amounts of our common stock:

Instrument	Conversion Price (a)	Shares of Common Stock Issuable at December 31, 2010
Series G1 Preferred	$280.00	357
Series G2 Preferred	$67.20	1,488
Remaining BWI Put/Call Option (b)		16,477
Common Stock Potentially Issued Upon Conversion		18,322

(a) Certain conversion prices are subject to adjustment under certain circumstances.
(b) See Note 2- "Investment in BriteWater International, LLC." for additional information.

Stockholder Rights Plan - In April 1998, we adopted a rights agreement (the “Rights Agreement”) whereby a dividend of one preferred share purchase right (a “Right”) was paid for each outstanding share of our common stock.  The Rights will be exercisable only if a person acquires beneficial ownership of 15% or more of our common stock (an “Acquiring Person”), or commences a tender offer which would result in beneficial ownership of 15% or more of such stock. When they become exercisable, each Right entitles the registered holder to purchase from us one one-thousandth of one share of Series E Junior Participating Preferred Stock (“Series E Preferred Stock”), at a price of $35.00 per one one-thousandth of a share of Series E Preferred Stock, subject to adjustment under certain circumstances. During 2002 and 2010, our Board of Directors amended the Rights Agreement to exclude from the definition of an Acquiring Person certain parties who have received or would receive beneficial ownership pursuant to certain transactions.

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

In 2008, we amended the Rights Agreement. Under this amendment, the expiration of the Rights was extended ten years, from April 6, 2008 to April 6, 2018. We will generally be entitled to redeem the Rights in whole, but not in part, at $.01 per Right, subject to adjustment.  No Rights were exercisable under the Rights Agreement at December 31, 2010. The terms of the Rights generally may be amended by us without the approval of the holders of the Rights prior to the public announcement by us or an Acquiring Person that a person has become an Acquiring Person.

(13)  RELATED PARTY TRANSACTIONS

In September 2010, we issued the 10% Global Note Receivable. See Note 3 – “Other Investments” for details of the agreement. As of December 31, 2010, the outstanding principal amount of the 10% Global Note Receivable was $5 million and Global paid $147 thousand in interest under the note receivable agreement. In addition to our ownership of 34% of Global’s ordinary shares, one of our directors serves as a director of Global. Please see Note 18 – “Subsequent Events” for further discussion.

As described in Note 2 – “Investment in BriteWater International, LLC”, at December 31, 2010, we hold a 52.09% ownership interest in BWI. We also hold the 8% BWI Loan Receivable with an outstanding principal balance of $1.9 million due and payable to us on or before June 30, 2012. For the year ended December 31, 2010, BWI paid $117 thousand in interest to us under the loan agreement.  Under the 8% BWI Loan Receivable, we may make secured loans to BWI up to a maximum amount of $2.5 million. Two of the original BWI unitholders, Quadrant Management, Inc., (“Quadrant”) and UniPureEnergy Acquisition, Ltd. (“UEA”) are affiliates of the Quasha family.  Alan G. Quasha is the Chairman of the Board of Directors of HKN.  Subsequent to the exercise of the Put Option in September 2010, UEA is no longer a unitholder of BWI.

(14) OTHER INFORMATION

 Quarterly Data -- (Unaudited) - The following tables summarize selected quarterly financial data for 2010 and 2009 expressed in thousands, except per share amounts:

	Quarter Ended				Total
	March 31	June 30	September 30	December 31	Year
2010
Revenues and other	$3,273	$3,048	$3,306	$3,277	$12,904
Net income (loss)	332	1,564	(450)	(1,638)	(192)
Net income (loss) attributed to common stock	498	1,653	(233)	(1,313)	605
Basic and diluted income (loss) per common share	$0.05	$0.17	$(0.02)	$(0.14)	$0.06

2009
Revenues and other	$2,728	$3,373	$3,097	$3,140	$12,338
Net loss	(1,118)	(159)	(615)	(1,453)	(3,345)
Net loss attributed to common stock	(1,211)	(348)	(528)	(1,382)	(3,469)
Basic and diluted loss per common share	$(0.13)	$(0.04)	$(0.05)	$(0.15)	$(0.37)

Significant Customers - In 2010, we had one domestic purchaser of our Gulf Coast production which represented approximately 67% of our consolidated revenues.  We do not feel that the loss of a significant purchaser would significantly impact our operations due to the availability of other potential purchasers for our oil and gas production.

Operating Segment Information - We engage primarily in oil and gas development and production activities in the onshore and offshore Gulf Coast regions of South Texas and Louisiana as well as coalbed methane exploration and development activities in Indiana and Ohio.  Our coalbed methane and oil and gas operations efforts are managed and evaluated by us as one operation. We operate primarily through traditional ownership of mineral interests in the various states in which we operate.

We have a separate operating segment to reflect the consolidation of our investment in BWI. BWI holds patents and equipment for OHSOL technology which can be used to purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids and to reduce the environmental impact for disposal of residual fuels and waste materials. Please see Note 2 –“Investment in BriteWater International, LLC.” for further discussion.

Our accounting policies for each of our operating segments were the same as those for our consolidated financial statements. Intersegment interest income and intersegment expenses between us and BWI under the 8% BWI Loan Receivable have been eliminated in consolidation. There were no intersegment sales or transfers for the periods presented.

See Note 16 – “Oil and Gas Disclosures” for geographic information regarding our long-lived assets.  Our financial information, expressed in thousands, for our operating segments is as follows for each of the two years in the period ended December 31, 2010:

	For the Year Ended December 31, 2010
	HKN	BWI	Eliminations	Consolidated
Oil and gas revenues	$11,184	$-	$-	$11,184
Interest and other income	1,837	-	(117)	1,720
Oil and gas operating expenses	7,844	-	-	7,844
General and administrative expenses	2,861	802	-	3,663
Benefit for doubtful accounts	(22)	-	-	(22)
Depreciation, depletion, amortization and accretion	3,130	289	-	3,419
Other losses	79	117	(117)	79
Gain on sale of investment	(1,887)			(1,887)
Equity in earnings of Spitfire	20	-	-	20
Income tax benefit	(20)	-	-	(20)
Segment loss from continuing operations	$1,016	$(1,208)	$-	$(192)
Capital Expenditures	$3,019	$99	$-	$3,118
Total Assets	$74,644	$9,635	$(5,160)	$79,119

	For the Year Ended December 31, 2009
	HKN	BWI	Eliminations	Consolidated
Oil and gas revenues	$10,185	$-	$-	$10,185
Interest and other income	2,179	-	(26)	2,153
Oil and gas operating expenses	8,591	-	-	8,591
General and administrative expenses	2,836	361	-	3,197
Provision for doubtful accounts	183	-	-	183
Depreciation, depletion, amortization and accretion	3,524	-	-	3,524
Other losses	33	26	(26)	33
Gain on sale of investment	(30)	-	-	(30)
Equity in losses of Spitfire	225	-	-	225
Income tax benefit	(40)	-	-	(40)
Segment loss from continuing operations	$(2,958)	$(387)	$-	$(3,345)
Capital Expenditures	$2,425	$127	$-	$2,552
Total Assets	$61,473	$8,939	$(2,352)	$68,060

 (15) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share include no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2010 and 2009 (in thousands).

	2010			2009
	Net Income Attributed to Common Stock	Weighted-Average Shares	Per Share Income	Net Loss Attributed to Common Stock	Weighted-Average Shares	Per Share Loss
Basic EPS:
Net Income (loss)	$605	9,696	$0.06	$(3,469)	9,270	$(0.37)
Effect of dilutive securities
Preferred stock and warrants (A)	-	-	-	-	-	-
Diluted earnings per share	$605	9,696	$0.06	$(3,469)	9,270	$(0.37)

(A)
Our Series G1 and Series G2 for the year ended 2010 and our Series G1, Series G2 and Series M Preferred and common stock warrants for the year ended 2009 which were outstanding in the periods presented were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(16)  OIL AND GAS DISCLOSURES (unaudited)

Costs incurred in property acquisition, exploration and development activities, expressed in thousands:

	Year Ended December 31,
	2010	2009
Domestic costs incurred:
Acquisition of properties
Evaluated	$16	$-
Unevaluated	-	-
Exploration	202	71
Development	3,156	2,017
Total domestic costs incurred	$3,374	$2,088

Capitalized Costs Relating to Oil and Gas Producing Activities, expressed in thousands:

	As of December 31,
	2010	2009
Capitalized costs:
Unevaluated properties	$5,301	$5,099
Evaluated properties	205,572	200,197
Production facilities	1,003	1,004
Total capitalized costs	211,876	206,300
Less accumulated depreciation, amortization and full cost impairment	(173,822)	(171,243)
Net capitalized costs	$38,054	$35,057

Results of Operations from Oil and Natural Gas Producing Activities

(in thousands)
	Year Ended December 31,
	2010	2009
Oil and natural gas revenues	$11,184	$10,185
Less:
Oil and natural gas operating costs	7,844	8,591
Depreciation and amortization	2,499	2,936
Accretion expense	470	392
Income tax benefit	(20)	(40)
	10,793	11,879
Results of operations from oil and natural gas producing activities	$391	$(1,694)

Oil and Gas Reserve Data - (Unaudited) - The following information is presented with regard to our proved oil and gas reserves.  The reserve values and cash flow amounts reflected in the following reserve disclosures are based on a simple average of the first day of the month price for the period of January 1, 2010 to December 1, 2010, in accordance with ASC 932, Oil and Gas Reserve Estimation and Disclosure and the Securities and Exchange Commission’s Final Rule, Modernization of the Oil and Gas Reporting Requirements.

We sold all of our interests in our equity method investment, Spitfire, during 2010.  After making an exhaustive effort, we were unable to obtain the reserve information necessary from Spitfire for the year ended December 31, 2009.  After contacting Spitfire for updated reserve estimates as of December 31, 2009, they indicated these estimates were not available and would not be available to the public. Spitfire’s reserve report data for the year ended December 31, 2009 was based on a calendar year end of March 31, 2009. In addition, their reserve report is not compiled in accordance with the SEC guidelines. Therefore, Spitfire has not been included in our estimated reserve quantities of proved oil and gas reserves for any period presented.

 “Standardized measure” relates to the estimated discounted future net cash flows, as adjusted for our asset retirement obligations, and major components of that calculation relating to proved reserves at the end of the year in the aggregate and by geographic area, based on average prices, costs, and statutory tax rates and using a 10% annual discount rate. Prices at December 31, 2010 were based on a simple average of the first day of the month price for the period of January 1, 2010 to December 1, 2010 of $79.43 per barrel and $4.37 per mmbtu, as adjusted by field for quality, transportation and regional price differentials.   Prices at December 31, 2009 were based on a simple average of the first day of the month price for the period of January 1, 2009 to December 1, 2009  of $61.18 per barrel and $3.87 per mmbtu, as adjusted by field for quality, transportation and regional price differentials.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

Unaudited, in thousands
December 31, 2009:
Future cash inflows	$110,189
Production costs	(55,121)
Development costs	(17,957)
Future income taxes	-
Future net cash flows	37,111
10% discount factor	(9,517)
Standardized measure of discounted future net cash flows (1)	$27,594

December 31, 2010:
Future cash inflows	$142,781
Production costs	(68,835)
Development costs	(18,136)
Future income taxes	-
Future net cash flows	55,810
10% discount factor	(15,064)
Standardized measure of discounted future net cash flows (1)	$40,746

(1)	Cash flows associated with asset retirement obligations are included in the Standardized Measure of Discounted Future Net Cash Flows.

	(Unaudited)
	2010	2009
	(in thousands)
Total
Standardized measure -- beginning of year	$27,594	$23,260
Increase (decrease)
Sales, net of production costs	(4,563)	(3,906)
Net change in prices, net of production costs	15,322	6,866
Development costs incurred	435	(17)
Change in future development costs	(448)	(647)
Change in future income taxes	-	-
Revisions of quantity estimates	3,396	(1,688)
Accretion of discount	3,459	2,292
Changes in production rates, timing and other	(3,666)	(3,679)
Extensions and discoveries, net of future costs	-	4,898
Sales of reserves-in-place	(1,007)	-
Purchases of reserves-in-place	224	215
Standardized measure -- end of year	$40,746	$27,594

 (17)  COMMITMENTS AND CONTINGENCIES

Operating Lease - We lease our corporate and other office space. Total office lease payments during 2010 and 2009 totaled $193 thousand and $196 thousand, respectively. Future minimum rental payments required under all leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2010 are as follows:

Year	Amount
2011	$136,000
2012	122,000
2013	41,000
2014	--
Thereafter	--
Total minimum payments required	$299,000

In early 2011, we renewed our lease for the office in Southlake, Texas and cancelled the remainder of our Katy, Texas lease. The table above includes our lease obligations for the 2011 renewals.

BWI Contingencies - Please See Note 2 – “Investment in BriteWater International, LLC” for further discussion on BWI contingencies.

IRS Examination - During 2008, we received a proposed adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company recognized a gain for ACE purposes on the sale of the Global PLC stock in 2005.  In its proposed adjustment, the IRS alleges that the Company owes approximately $3.6 million in tax for the year ended December 31, 2005. Penalties and interest calculated through December 31, 2010 in the amount of $2.4 million could also be assessed. We filed a formal protest with the IRS Appeals Office during 2008.  In April 2009, we filed our supplement to the written protest which included a third party valuation report supporting the basis of our recognized gain recorded for ACE purposes.

ASC 740, Income Taxes, prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. This guidance also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  Utilizing the process outlined above, we have recorded an income tax contingency for this item, including interest and penalties, of $225 thousand in our consolidated financial statements based, in part, on a preliminary indication of a probability-weighted fair value assessment of the Global stock.  Although we intend to vigorously defend the proposed adjustment and strongly believe the third party valuation report supports our position and that we have meritorious defenses, if the IRS Appeals Office were to deny all of our protests and our assumptions and estimates associated with this income tax contingency are inaccurate, we could be liable for approximately $6 million in additional tax, penalties and interest. In March 2010, the IRS requested and we agreed to extend the statute of limitations to June 2011. We anticipate the appeals office will contact us to address this matter but have received no additional response to date.

Environmental Contingencies - The Environmental Protection Agency (“EPA”) visited our Main Pass facility and issued a report during April 2008 which detailed minor housekeeping violations, several of which were corrected during the course of the inspection. We responded to this report during June 2008 with explanations of how each violation was fully remediated. During May 2010, we received a follow-up letter from the EPA requesting a meeting to discuss our June 2008 response. We held an initial meeting with the EPA during July 2010, and we anticipate that we will settle this EPA action for less than $50 thousand during early 2011.

Operational Contingencies - The exploration, development and production of oil and gas assets are subject to various, federal and state laws and regulations designed to protect the environment. Compliance with these regulations is part of our day-to-day operating procedures. Infrequently, accidental discharge of such materials as oil, natural gas or drilling fluids can occur and such accidents can require material expenditures to correct. We maintain levels of insurance we believe to be customary in the industry to limit its financial exposure.

(18) SUBSEQUENT EVENTS

We have evaluated events after the date of these financial statements, December 31, 2010 through the date that these financial statements were issued.   During February 2011, we agreed to extend the maturity date of our Global Note Receivable by one year, resulting in a new maturity date of September 14, 2012.  In association with this amendment, we also increased the interest rate from 10% up to 10.5%.  This note is fully secured by oil producing assets of Global, and interest is paid on a monthly basis.  There were no other changes to the terms of the note.  There were no other material subsequent events.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2010.  This evaluation was based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2010.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding HKN’s directors and executive officers is set forth under “Proposal One: Election of Directors”, “Executive Officers of HKN” and “Section 16(a) Beneficial-Ownership Reporting Compliance” in HKN’s Proxy Statement, to be filed on or before April 30, 2011, which information is incorporated herein by reference.

Information regarding corporate governance is set forth under “Corporate Governance” in HKN’s Proxy Statement, to be filed on or before April 30, 2011, which information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding HKN’s compensation of its Chief Executive Officer, Chief Financial Officer and other named executive officers is set forth under “Executive Compensation” in HKN’s Proxy Statement, to be filed on or before April 30, 2011, which information is incorporated herein by reference. Information regarding HKN’s compensation of its directors is set forth under “Director Compensation” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under “Ownership of Common Stock” in HKN’s Proxy Statement, to be filed on or before April 30, 2011, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is set forth under “Certain Relationships and Related Transactions” in HKN’s Proxy Statement, to be filed on or before April 30, 2011, which information is incorporated herein by reference. Information regarding director independence is set forth under “Corporate Governance” in HKN’s Proxy Statement to be filed on or before April 30, 2011, which information is to be incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under “Independent Registered Public Accountants” in HKN’s Proxy Statement to be filed on or before April 30, 2011, which information is incorporated by reference herein from HKN’s Proxy Statement, which will be filed with the SEC on or before April 30, 2011.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3.3
Certificate of Amendment to Restated Certificate of Incorporation of HKN, Inc. dated June 24, 2008 and effective June 26, 2008 (filed as Exhibit 3.3 to HKN’s Form 10-Q dated August 7, 2008, File No. 1-10262, and incorporated by reference herein).

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

4.17
Amendment to Rights Agreement by and between HKN, Inc. and American Stock Transfer and Trust Company, as Rights Agent, dated October 26, 2010 (filed as Exhibit 4.12 to HKN’s Form S-3 dated October 29, 2010, file No. 333-170218, and incorporated by reference herein).

10.1	Exploration and Development Agreement – Indiana Posey (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K, dated March 22, 2005, File No. 001-10262, and incorporated herein by reference).

10.2	Exploration and Development Agreement – Ohio Cumberland (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K, dated March 29, 2005, File No. 001-10262, and incorporated herein by reference).

10.3	Form of Executive Retention Agreement (filed as Exhibit 10.1 to HKN’s Current Report on Form 8-K dated July 2, 2008, File No. 001-10262, and incorporated by reference herein)

*21	Subsidiaries of HKN, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm – Hein & Associates, LLP

*23.2	Consent of CREST Engineering Services (Independent Reserve Engineers)

*23.2	Consent of Collarini & Associates (Independent Reserve Engineers)

*24	Power of Attorney

*31.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (“S.O. Act”)

*31.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 302 of the S.O. Act

*32.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*32.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

99.1	Collarini Reserve Report Summary (filed as Exhibit 99.1 to HKN’s Form 10-K/A dated February 3, 2011, File No. 1-10262, and incorporated by reference herein).

99.2	CREST Reserve Report Summary (filed as Exhibit 99.2 to HKN’s Form 10-K/A dated February 3, 2011, File No. 1-10262, and incorporated by reference herein).

*99.3	CREST Reserve Report Summary

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2011.

HKN, INC.

By:	/s/ Sarah B. Gasch
By: Sarah B. Gasch, Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on February 17, 2011.

Signature	Title

/s/ Sarah B. Gasch	Vice President and Chief Financial Officer
Sarah B. Gasch	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mikel D. Faulkner	Director, Chief Executive Officer and President
Mikel D. Faulkner	(Principal Executive Officer)

/s/ Michael M. Ameen *	Director
Michael M. Ameen

/s/ J. William Petty *	Director
J. William Petty

/s/ Alan G. Quasha *	Director
Alan G. Quasha

/s/ H.A. Smith *	Director
H. A. Smith

/s/ Sarah B. Gasch
* By: Sarah B. Gasch, Attorney in-fact