Form 10-K/A
period 2010-12-31
HKN, Inc.
filed 2011-04-28
CIK 313478

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

EXPLANATORY NOTE

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, HKN, Inc. hereby amends its Annual Report on Form 10-K for the year ended December 31, 2010 by adding the information required by Items 10, 11, 12 and 13 of Part III relating to Directors and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and Certain Relationships and Related Transactions, respectively.  In order to preserve the nature and character of the disclosures as originally filed, except as specifically discussed in this Amendment No. 1 to the Annual Report on Form 10-K/A, no attempt has been made to modify or update such disclosures for events which occurred subsequent to the original filing on February 17, 2011.  Accordingly, this Amendment No. 1 to the Annual Report on Form 10-K/A should be read in conjunction with HKN’s subsequent filings with the Securities and Exchange Commission (“SEC”).

ii

iii

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information concerning our directors and executive officers:

Name	Age	Position Held with HKN

Michael M. Ameen, Jr.	87	Director (1)
Dr. J. William Petty	68	Director (1)
Alan G. Quasha	61	Chairman of the Board (1)
H.A. Smith	74	Director (1)
Mikel D. Faulkner	61	Director (1), Chief Executive Officer and President
Sarah B. Gasch	35	Vice President and Chief Financial Officer
Rodger L. Ehrlish	59	Treasurer and Corporate Secretary
Richard O. Cottle	55	Vice President and Chief Operating Officer

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

H.A. Smith, Director since 1997 and Consultant to Schlumberger Inc., an oil field service company, since June 1991. Previously, Mr. Smith served as Vice President-Customer Relations for Smith International, Inc. Mr. Smith has served as a director of Brigham Exploration Company, an independent oil and gas exploration and production company, since 2002 and is currently a member of the Brigham Exploration Company Compensation Committee.  Mr. Smith also serves as a director of Stallion Oilfield Services Ltd. and is currently a member of their Compensation Committee.

Mikel D. Faulkner, Chief Executive Officer of HKN since 1982 and President of HKN since March 2003.  From 1991 to March 2003, Mr. Faulkner served as Chairman of the Board of HKN and, from 1982 to February 1993, Mr. Faulkner served as President of HKN.  Mr. Faulkner currently serves as Chairman of the Board of Directors of Global Energy Development plc, a position he has held since April 2002; HKN holds approximately 34% interest in Global Energy Development plc.  Beginning in October 2009, Mr. Faulkner has served as a director of First Cash Financial Services and is currently a member of their Compensation and Audit Committees.  From August 2007 to July 2008, Mr. Faulkner served on the board of directors and as a member of the compensation committee of Spitfire Energy, Ltd., a Canadian public company.

Sarah B. Gasch has served as Vice President and Chief Financial Officer of HKN since February 2011.  Prior to that, Ms. Gasch served as Controller and Corporate Secretary of HKN since 2009 and also served as HKN’s Chief Accounting Officer upon joining HKN in 2006.  Prior to joining HKN, Ms. Gasch served as Vice President and Chief Accounting Officer of GreenHunter Energy, Inc.

Rodger L. Ehrlish has served as Treasurer of HKN since June 2003 and as Corporate Secretary beginning in 2011.  Mr. Ehrlish previously served as Finance Director of Global from 2001 to 2003 and was Treasurer of HKN prior to 2001.

Richard O. Cottle has served as Vice President—Operations of HKN’s domestic subsidiaries since 1997.  In January 2008, Mr. Cottle was named as Vice President—Operations of HKN by HKN’s Board of Directors, and in 2011, he was named as Vice President and Chief Operating Officer.

Audit Committee Financial Expert

The Audit Committee of our Board (the “Audit Committee”) is composed entirely of independent directors who meet the independence, experience and other qualification requirements of the NYSE Amex (“NYX”), the Securities and Exchange Act of 1934 and the rules and regulations of the SEC.  The Chairman of the Audit Committee, Dr. J. William Petty, has been determined by our Board of Directors to be an “audit committee financial expert” as defined by the NYX rules and the SEC rules and regulations and “financially sophisticated” as required by the NYX listing standards.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires HKN’s directors and executive officers, and any persons who own more than ten percent of a registered class of HKN’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of HKN.  Directors, executive officers and greater than ten percent stockholders are required by SEC regulations to furnish HKN with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms and written representations from certain reporting persons, HKN believes that all filing requirements applicable to its directors and executive officers have been complied with during 2010.

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

Our executive compensation guidelines are developed and monitored by our Compensation Committee.  The Compensation Committee bears principal responsibility for determining appropriate compensation for our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers, (referred to as “named executive officers” or “NEO’s” in this filing).  In fulfilling its role, our Compensation Committee is responsible for establishing guidelines to be used to measure our overall performance and that of each NEO and the corresponding adjustments to each NEO’s compensation levels.  From time to time, our Compensation Committee will meet with our Chief Executive Officer to discuss executive compensation matters with regard to the other NEO’s in general.  The Compensation Committee also meets without our Chief Executive Officer present and evaluates his performance compared with previously established financial and non-financial goals and guidelines.

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

•	Benefit programs provided to all employees during 2010, including health care benefits, dental, vision and 401K programs.

We strive to provide a compensation opportunity for each NEO that is competitive with similar companies in the oil and gas industry. In doing so, we consider competitive market compensation data; including the compensation practices of peers, as well as broader industry compensation survey data.

Our Compensation Committee also reviews each NEO’s skills, scope of responsibilities, performance and effectiveness in supporting our overall goals.

Our Compensation Committee is also tasked with evaluating the impact of compensation policies and practices for all employees on the Company’s overall risk management.  The Committee does not believe that its compensation policies and practices are reasonably likely to produce risks that would have a material adverse effect on the registrant.  In reaching its conclusion, the Committee noted particularly that none of its business units have material compensation which is structured significantly differently than other units within the Company and none of its business units have material compensation expense as a significant portion of such unit’s revenues.

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

Year-end 2010 Cash Bonus Awards and 2011 Compensation

In setting year-end 2010 cash bonuses and 2011 compensation levels, our Compensation Committee used internally developed guidelines, targeting certain performance goals.  The Committee also assessed the competitiveness of each NEO’s base salary.

2011 Compensation

Our Compensation Committee concluded that the base salary levels for each NEO should be raised for 2011 in order to be competitive and approved and authorized the 2011 base salary for each NEO at its meeting on December 15, 2010.  The table below shows the 2011 base salary for each NEO:

Officer	2011 Salary

Mikel D. Faulkner	$365,000
Anna M. Williams	$0 (1)
Richard O. Cottle	$225,000
Sarah B. Gasch	$200,000
Rodger A. Ehrlish	$185,000

(1)  Effective February 11, 2011, Anna M. Williams, the Senior Vice President and Chief Financial Officer for HKN, resigned from her position with the Company to pursue other opportunities. Effective that same date, Sarah B. Gasch was named Vice President of Finance and Chief Financial Officer at HKN.

Year-end 2010 Cash Bonus Awards

The bonus determinations for the NEOs are based upon performance against financial performance targets and against functional performance measures.   The financial performance targets and guidelines were exceeded for 2010 and our Compensation Committee determined to award cash bonuses to our NEO’s based on both our financial performance and functional performance measures in attaining these successes for 2010.  The bonus amounts for each NEO are shown in the 2010 Summary Compensation Table that follows.  Our Compensation Committee determined and authorized the payment of these cash bonus awards in December 2010.

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

EXECUTIVE COMPENSATION

The 2010 Summary Compensation Table below sets forth certain information regarding NEO compensation during fiscal years 2010, 2009 and 2008.  Tables for plan-based and equity awards and deferred compensation payments are not presented because HKN does not provide for such forms of compensation.

2010 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option awards (2)	Non-Equity Incentive Plan Compensation (2)	Change to Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation		Total
Mikel D. Faulkner	2010	$365,000	$169,000	0	0	0	0	$30,252	(3)	$564,252
President & CEO	2009	$365,000	$1,500	0	0	0	0	$50,365	(3)	$416,865
	2008	$365,000	$1,000	0	0	0	0	$43,576	(3)	$409,576
Anna M. Williams	2010	$187,917	$95,000	0	0	0	0	$116,921	(4)	$399,838
Previous Senior Vice President & CFO	2009	$205,000	$1,500	0	0	0	0	$99,939	(4)	$306,439
	2008	$205,000	$2,000	0	0	0	0	$51,304	(4)	$258,304
Richard O. Cottle	2010	$192,917	$88,000	0	0	0	0	$26,500	(5)	$307,417
Vice President and Chief Operating Officer	2009	$190,000	$1,500	0	0	0	0	$110,094	(5)	$301,594
	2008	$190,000	$2,000	0	0	0	0	$58,009	(5)	$250,009
Rodger Ehrlish	2010	$170,000	$78,000	0	0	0	0	$23,700	(6)	$271,700
Treasurer and Corporate Secretary	2009	$170,000	$1,500	0	0	0	0	$78,354	(6)	$249,854
	2008	$170,000	$2,000	0	0	0	0	$53,243	(6)	$225,243
Sarah B. Gasch	2010	$151,667	$69,000	0	0	0	0	$4,500	(7)	$225,167
Vice President and CFO	2009	$75,833	$1,500	0	0	0	0	$1,000	(7)	$78,333

(1)	The bonus amounts earned and paid in 2010 include bonus awards for fiscal year 2010 to each officer.

The bonus amounts earned and paid in 2009 consist of a $1,500 Christmas bonus paid to each officer.

The bonus amounts earned and paid in 2008 include: for Mikel Faulkner a $1,000 Christmas bonus award; for Anna Williams a $1,000 Christmas bonus award and a $1,000 special bonus award for her participation in a cost-saving project; for Rodger Ehrlish a $1,000 Christmas Bonus and a $1,000 special bonus award for his participation in a cost-saving project; for Richard Cottle a $1,000 Christmas bonus and a $1,000 special bonus award for his participation in a cost-saving project.

(2)	HKN does not currently have in place any stock-option, equity-based, long-term incentive, pension, nonqualified defined contribution, or other nonqualified deferred compensation plans. In 2004, after Board authorization, HKN’s employee stock option plans were terminated; as of December 31, 2004, all of HKN’s previously issued and/or outstanding stock options had expired or been voluntarily cancelled.

(3)	All other compensation for 2010 for Mikel D. Faulkner includes the values of personal use of a company car, value of HKN’s employer contributions to employee’s 401(k), a fees and subscriptions allowance, and a Health Savings Account contribution.

All other compensation for 2009 for Mikel D. Faulkner includes the values of personal use of a company car, value of life insurance premiums paid by HKN, value of HKN’s employer contributions to employee’s 401(k), a fees and subscriptions allowance, and payment for unused Personal Time Off earned in 2008 but paid in 2009.

All other compensation for 2008 for Mikel D. Faulkner includes the values of personal use of a company car, value of life insurance premiums paid by HKN, value of HKN’s employer contributions to employee’s 401(k), a fees and subscriptions allowance, and payment for unused Personal Time Off earned in 2007 but paid in 2008.

(4)	All other compensation for 2010 for Anna M. Williams includes the value of HKN’s employer contributions to employee’s 401(k), consulting fees, a fees and subscriptions allowance, and a Health Savings Account contribution.

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

(5)	All other compensation for 2010 for Richard Cottle includes the value of HKN’s employer contributions to employee’s 401(k), a fees and subscriptions allowance, and a Health Savings Account contribution.

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

(6)	All other compensation for 2010 for Rodger Ehrlish includes the value of HKN’s employer contributions to employee’s 401(k), a fees and subscriptions allowance, and a Health Savings Account contribution.

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

(7)	All other compensation for 2010 for Sarah Gasch includes a fees and subscriptions allowance and a Health Savings Account contribution.

All other compensation for 2009 for Sarah Gasch includes a fees and subscriptions allowance.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2010, Dr. J. William Petty and Messrs. Ameen and Smith were members of HKN’s Compensation Committee and participated in all deliberations concerning executive compensation.  No executive officer of HKN served as a member of the Compensation Committee during 2010.  None of the named Executive Officers serves or has served as a member of the board of directors or compensation committee of any other entity which has one or more executive officers serving on HKN’s Board of Directors or Compensation Committee.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
J. William Petty	$75,000	-	-	-	-	-	$75,000

Michael M. Ameen, Jr.	$75,000	-	-	-	-	-	$75,000

Hobart A. Smith	$75,000	-	-	-	-	-	$75,000

Alan G. Quasha	-	-	-	-	-	-	-

Mikel D. Faulkner	-	-	-	-	-	-	-
  (See 2010 Summary Compensation Table)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

OWNERSHIP OF COMMON STOCK

Security Ownership of Certain Beneficial Owners

As of April 19, 2011, HKN had 17,526,098 shares of Common Stock outstanding.  As of that date, the only persons known by HKN to beneficially own five percent (5%) or more of the outstanding shares of Common Stock were:

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Common Stock	Lyford Investment Enterprises Ltd. Tropic Isle Building P.O. Box 3331 Road Town, Tortola, D8 British Virgin Islands, VG 1110	6,575,649	37.52%
Common Stock	UniPureEnergy Acquisition Ltd. Tropic Isle Building P.O. Box 3331 Road Town, Tortola, D8 British Virgin Islands, VG 1110	2,486,572	14.19%

Security Ownership of Directors and Management

The following table sets forth information, as of April 19, 2011, regarding the number of shares of Common Stock beneficially owned by directors and executive officers that are named in the 2010 Summary Compensation Table below, and all of HKN’s directors and named executive officers as a group.  Each director and executive officer has sole voting and investment power with respect to the shares beneficially owned by him/her.

Name	Number of Shares Beneficially Owned	Percent of Class
Michael M. Ameen, Jr.	2,600	*
Mikel D. Faulkner	3,000	*
Dr. J. William Petty	3,248	*
Alan G. Quasha	0(1)	*
H.A. Smith	1,349	*
Anna M. Williams	0	*
Rodger L. Ehrlish	0	*
Richard O. Cottle	0	*
Sarah B. Gasch	0	*
All directors and named executive officers as a group (9 persons)	10,197	*

*	Less than 1%
(1)
Does not include 6,575,649 shares beneficially owned by Lyford Investments Enterprises Ltd. (“Lyford”) and 2,486,572 shares beneficially owned by UniPureEnergy Acquisition Ltd. (“UEA”).  Mr. Quasha is the son of Phyllis Quasha, who is deemed a beneficial owner of Lyford and UEA, but Mr. Quasha disclaims any beneficial ownership of these shares.

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

As of April 19, 2011, our largest shareholder, Lyford, beneficially owned 37.52% of the combined voting power of our Common Stock.  Lyford is in a position to exercise significant influence over the election of our Board of Directors and other matters.

RELATED PARTY TRANSACTIONS

During 2010 to the time this 10-K/A was filed, there were two related party transactions.  There are currently no proposed transactions with related parties except as described below.

In September 2010, we loaned $5 million to Global, of which approximately 34% of the common stock is owned by HKN and for which Mikel Faulkner, our CEO, serves as Chairman.  As of December 31, 2010, the outstanding principal amount of the loan remained at $5 million, and Global paid $147 thousand in interest under the note receivable agreement during 2010. During February 2011, we agreed to extend the maturity date of our Global Note Receivable by one year, resulting in a new maturity date of September 14, 2012.  In association with this amendment, we also increased the interest rate from 10% up to 10.5%.  This note is  secured by oil producing assets of Global, and interest is paid on a monthly basis.  There were no other changes to the terms of the note.

During 2009, we entered into an agreement under which we issued an aggregate of 1 million restricted shares of our common stock in exchange for 1,950 units (constituting 19.5% of the outstanding equity interests) of BriteWater International, LLC (“BWI”), formerly known as UniPureEnergy Acquisition Co., LLC.  Under this agreement, we also issued a put option and received a call option to exchange an additional 725,000 shares of HKN common stock for 3,050 units (or approximately 30.5% of the total units) of BWI.  In September 2010, two BWI unit holders exercised their Put Option, and we obtained an additional 2,288 membership units of BWI in exchange for the issuance of 544 thousand shares of our restricted common stock.

In December 2010, BWI distributed rights to its members to purchase up to 10,000 membership units at $10 per unit.  We participated in the rights offering and purchased 53,061 units of BWI, increasing our interest in BWI to 52.09% of December 31, 2010.

In conjunction with our initial investment in BWI, we also entered into a Loan Agreement with BWI (“8% BWI Loan Receivable”) under which we would make secured loans to BWI up to a maximum amount of $2.5 million.  The 8% BWI Loan is secured by all assets of BWI and is due and payable on or before June 30, 2012. As of December 31, 2010, the outstanding principal amount of the 8% BWI Loan was $1.9 million. The 8% BWI Loan earns interest at 8.0% per annum. Accrued and unpaid interest on the outstanding principal amount of the 8% BWI Loan is due and payable on the last day of each calendar quarter.  For the year ended December 31, 2010, BWI paid $117 thousand in interest to HKN under the loan agreement.  The entire unpaid principal amount of the loan, together with all accrued and unpaid interest is due on or before June 30, 2012.

Two of the original BWI unitholders, Quadrant Management, Inc., (“Quadrant”) and UEA are affiliates of the Quasha family.  Alan G. Quasha is the Chairman of the Board of Directors of HKN.  Subsequent to the exercise of the Put Option in September 2010, UEA is no longer a unitholder of BWI.

The Audit Committee Charter authorizes our Audit Committee to review and approve all related party transactions in the absence of a separate committee being established by our Board for that purpose.  The Audit Committee and a Special Committee composed of Messrs. Ameen, Smith and Petty both reviewed and approved the Global loan and related amendment, and the same parties also reviewed and approved the BWI transaction prior to our investment in and loan to BWI. Other than as addressed in the Audit Committee Charter, we do not employ specific written procedures for the review, approval or ratification of related party transactions involving our directors, officers and employees or their family members, but we consider such transactions on a case-by-case basis.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Hein & Associates LLP served as HKN’s independent registered public accounting firm for the years ended December 31, 2010 and 2009.

The following table sets forth information concerning the fees billed by HKN’s independent registered public accountants during the last two fiscal years.

	2010	2009
	Hein	Hein
Audit Fees	$128,200	$211,080
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
___________________________

Audit Fees include fees billed for the audit of the consolidated financial statements and quarterly reviews of unaudited financial statements.  The Audit Fees billed by Hein for 2009 also include fees for the internal control audit included in the Form 10-K for the year ended December 31, 2009.

The Audit Committee, or a designated member thereof, pre-approves audit and non-audit services rendered by its independent registered public accounting firm to HKN and its subsidiaries. If pre-approval authority is delegated, the delegate must report back to the Audit Committee at the first Audit Committee meeting following any approval.  For fiscal 2010, 100% of all audit and non-audit services were pre-approved by the Audit Committee, which concluded that the provision of such services by HKN’s independent registered public accounting firm was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.  All persons involved in the services performed by Hein during 2010 were permanent, full-time employees of Hein.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2011.

HKN, INC.

/s/ Sarah B. Gasch
By: Sarah B. Gasch, Vice President and Chief
Financial Officer (Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on April 28, 2011.

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