Form 10-Q
period 2011-03-31
HKN, Inc.
filed 2011-05-06
CIK 313478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ____

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

The number of shares of Common Stock, par value $0.01 per share, outstanding as of April 29, 2011 was 17,526,098.

HKN, INC.
INDEX TO QUARTERLY REPORT
March 31, 2011

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements

	Consolidated Condensed Balance Sheets	3

	Consolidated Condensed Statements of Operations	4

	Consolidated Condensed Statements of Cash Flows	5

	Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	36

SIGNATURES		38

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

HKN, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except for share amounts)
(unaudited)

Assets	March 31,	December 31,
	2011	2010

Current Assets:
Cash and cash equivalents	$11,051	$4,815
Accounts receivable, net	1,723	1,704
Receivable - affiliates	20	5,000
Prepaid expenses and other current assets	430	553
Total Current Assets	13,224	12,072

Property and Equipment, net	36,943	44,479

Intangible Assets, net	2,252	2,302
Long term Note Receivable - Affiliates	5,000	-
Investment in Global	16,062	20,136
Other Assets	214	130
	$73,695	$79,119

Liabilities and Stockholders' Equity

Current Liabilities:
Trade payables	$614	$1,265
Accrued liabilities and other	1,541	1,373
BWI contingency	800	800
Income tax contingency	225	225
Revenues and royalties payable	556	834
Total Current Liabilities	3,736	4,497

Asset Retirement Obligation	9,027	8,937
Deferred Income Taxes	573	573
Preferred Stock Dividends	4	-
Total Liabilities	13,340	14,007

Stockholders’ Equity:
Series G1 Preferred Stock, $1.00 par value; $100 thousand liquidation value 700,000 shares authorized; 1,000 shares outstanding	1	1
Series G2 Preferred Stock, $1.00 par value; $100 thousand liquidation value 100,000 shares authorized; 1,000 shares outstanding	1	1
Common Stock, $0.01 par value; 24,000,000 shares authorized; 10,026,098 shares issued	100	100
Additional paid-in capital	438,967	438,967
Accumulated deficit	(388,606)	(388,039)
Accumulated other comprehensive income	6,418	10,491
Total HKN, Inc. Stockholders’ Equity	56,881	61,521
Noncontrolling interest	3,474	3,591
Total Stockholders' Equity	60,355	65,112
	$73,695	$79,119

The accompanying Notes to the Consolidated Condensed Financial Statements are
an integral part of these Statements.

HKN, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands except for share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2011	2010

Revenues and other:
Oil and gas operations	$2,359	$2,835
Interest and other income	469	447
	2,828	3,282
Costs and expenses:
Oil and gas operating expenses	1,893	1,333
General and administrative expenses	959	796
Provision (benefit) for doubtful accounts	6	(20)
Depreciation, depletion, amortization and accretion	638	779
	3,496	2,888

Income from operations before income taxes	(668)	394

Other income and (expenses):
Equity in losses of Spitfire	-	(20)
Interest expense and other losses	(12)	(42)
	(12)	(62)

Income (loss) before income taxes	$(680)	$332
Income tax expense	-	-
Net income (loss)	$(680)	$332
Net loss attributable to noncontrolling interests	117	170
Net income (loss) attributable to HKN, Inc.	$(563)	$502
Accrual of dividends related to preferred stock	(4)	(4)
Net income (loss) attributed to common stock	$(567)	$498

Net income (loss) per common share, basic and diluted	$(0.06)	$0.05
Weighted average common shares outstanding:
Basic	10,026,098	9,553,847
Diluted	10,026,098	9,668,537

The accompanying Notes to the Consolidated Condensed Financial Statements are
an integral part of these Statements.

HKN, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$(680)	$332

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	638	779
Equity in losses of Spitfire	-	20
Realized gain from sale of Spitfire shares	-	(9)
Change in operating assets and liabilities:
Increase in accounts receivable and other	69	(1,074)
Increase (decrease) in trade payables and other	(1,001)	464
Net cash provided by (used in) operating activities	(974)	512

Cash flows from investing activities:
Capital expenditures	(195)	(501)
Proceeds from sale of Spitfire common shares	-	90
Proceeds from sales of oil and gas assets	7,500	-
Net cash provided by (used in) investing activities	7,305	(411)

Cash flows from financing activities:
Offering costs related to the rights offering	(95)	-
Net cash used in financing activities	(95)	-

Net increase in cash and temporary investments	6,236	101
Cash and temporary investments at beginning of period	4,815	7,030
Cash and temporary investments at end of period	$11,051	$7,131

The accompanying Notes to the Consolidated Condensed Financial Statements
are an integral part of these Statements.

HKN, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(unaudited)

(1)	BASIS OF PRESENTATION

Our accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to prevent the information presented from being misleading. In our opinion, these consolidated condensed financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2011 and December 31, 2010 and the results of our operations and changes in our cash flows for the three months presented as of March 31, 2011 and 2010. The December 31, 2010 consolidated condensed balance sheet information is derived from audited financial statements. All adjustments represent normal recurring items. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. Certain prior year amounts have been reclassified to conform to the 2011 presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation – The consolidated condensed financial statements include the accounts of all companies that we, through our direct or indirect ownership or share-holding, were provided the ability to control their operating policies and procedures.  All significant intercompany balances and transactions have been eliminated.

Consolidation of Variable Interest Entities – Our investment in BriteWater International, LLC. (“BWI”), is considered to be a variable interest, as defined in the guidance issued by the Financial Accounting Standards Board (“FASB”) related to consolidation. This guidance requires the primary beneficiary of a variable interest entity’s (“VIE”) activities to consolidate the VIE. A VIE is defined as an entity in which the equity investors do not have substantive voting rights and in which there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We determined that our investment in BWI meets these requirements, and we are the primary beneficiary, as defined. Accordingly, we began consolidating the assets and liabilities of BWI as of June 30, 2009 (the investment date). As of March 31, 2011, we own 52.09% of BWI and have the ability to direct their operations. The results of operations for the three months ended March 31, 2011 and 2010 are consolidated in our results of operations. Please see Note 2 – “Investment in BriteWater International, LLC.” for additional information.

The following table summarizes the balance sheets for BWI as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(in thousands)	2011	2010

Assets:

Cash and cash equivalents	$716	$968
Prepaid expenses and other current assets	35	42
Property and equipment, net	6,322	6,322
Intangible assets, net	2,252	2,302
Other assets	10	1
Total Assets	$9,335	$9,635

Liabilities and Stockholders' Equity:

Accounts payable	$2	$23
Accrued liabilities	807	800
Long-term note payable	1,900	1,900
Deferred income taxes	573	573
Total Liabilities	3,282	3,296
Stockholders' Equity	6,053	6,339
Total Liabilities and Stockholders' Equity	$9,335	$9,635

As of March 31, 2011, we owned less than a majority of the common shares of Global Energy Development PLC (“Global”) and did not possess the legal power to direct their operating policies and procedures. We have concluded that Global was not a VIE at March 31, 2011.

Comprehensive Income (Loss) – Comprehensive income (loss) includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Our total comprehensive income (loss) for the periods is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010

Net income (loss) attributable to HKN	$(563)	$502
Foreign currency translation adjustment on investment	679	(1,129)
Unrealized (loss) gain on investments	(4,754)	6,527

Total comprehensive income (loss)	$(4,638)	$5,900

Financial Instruments - We carry our financial instruments, including cash and our common stock investment in Global and Senior Secured Global Note Receivable, at their estimated fair values. Our investment in ordinary shares of Global has been designated as available for sale rather than a trading security. The associated unrealized gains and losses on our available for sale investments are recorded to other comprehensive income until realized and are reclassified into earnings using specific identification.

Derivative Instruments – We have not designated any of our derivative instruments as hedges under FASB’s derivatives and hedging guidance. All gains and losses related to our derivative instruments are recognized in other losses or other income. Please see Note 6 – “Derivative Instruments” for additional information.

Equity Method Investments – For investments in which we have the ability to exercise significant influence but do not control, we follow the equity method of accounting. During 2010, we held an equity investment in Spitfire Energy, Ltd. (“Spitfire”) through our ownership of approximately 25% of Spitfire’s outstanding common shares. We sold our remaining interest in Spitfire during the first half of 2010, which consisted of approximately 9.9 million common shares of Spitfire, for cash proceeds of $3.3 million using the average cost method.  Accordingly, we no longer carry any equity method investments on our consolidated condensed balance sheet as of March 31, 2011. Please see Note 5 – “Equity Investment in Spitfire Energy” for additional information.

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

Sales of Oil and Gas Properties - We account for sales of oil and gas properties as adjustments of capitalized costs to the full cost pool with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the full cost pool. In March 2011, we sold our interests in our Creole field, effective February 1, 2011, for cash proceeds of $7.5 million. In the prior year, we also sold our interests in a non-strategic natural gas property, effective April 1, 2010, for net cash proceeds of approximately $72 thousand. There was no gain or loss recognized from either of the sales.

Intangible Assets – We assess the recoverability of our intangible assets on an annual basis and when events or changes in circumstances indicate the carrying amount of the intangible assets may not be fully recoverable. Recoverability is measured by a comparison of the carrying value of the intangible asset over its fair value. Any excess of the carrying value of the intangible asset over its fair value is recognized as an impairment loss. The estimated fair value is determined based on a discounted cash flow model. At March 31, 2011 and December 31, 2010, our intangible assets consisted of patents acquired in connection with our investment in BWI. Impairment losses would be recorded in other operating expenses. No impairment has been recognized as of March 31, 2011. Our patents are amortized based on the expected lives of the patents, which range in periods of 6-21 years. For the three months ended March 31, 2011, we have recorded amortization related to these patents of $51 thousand.

Severance Taxes – The states in which our oil and natural gas properties are located charge a severance, or production, tax for the oil and natural gas that is produced by our wells.  We report these costs as a component of our operating expenses within our income statement. In late 2009, we applied for and were granted a severance tax exemption on five of our Main Pass wells which qualified for the State of Louisiana’s inactive well exemption.  This exemption grants a five year tax exemption on wells which are placed back on production after being off production for a period of two or more years. Under this exemption, we filed amended severance tax reports for a refund of approximately $559 thousand, net to Xplor’s interest, related to severance taxes which we had previously paid. We received notification that our refund was granted during the first quarter of 2010 and accordingly accrued a severance tax receivable and a reduction to our operating expenses of the same amount in our consolidated condensed financial statements at March 31, 2010.

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

We classify interest related to income tax liabilities as income tax expense, and if applicable, penalties are recognized as a component of income tax expense. The income tax liabilities and accrued interest and penalties that are anticipated to be due within one year of the balance sheet date are presented as current liabilities in our consolidated condensed balance sheets.

Recent Accounting Pronouncements – In January 2010, the FASB issued guidance related to “Improving Disclosures about Fair Value Measurements.” These new disclosures require entities to separately disclose amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, in the reconciliation for fair value measurements for Level 3, entities should present separate information about purchases, sales, issuances, and settlements. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlement in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Our adoption of the disclosures did not have a material impact on our notes to the consolidated condensed financial statements. See Note 7 – “Fair Value Measurements” for additional information.

(2)	INVESTMENT IN BRITEWATER INTERNATIONAL, LLC.

In June 2009, we acquired an interest in BWI, a privately-held company with a patented oilfield emulsion breaking “OHSOL” technology by entering into a Securities Exchange Agreement pursuant to which we issued an aggregate of 1 million restricted shares of our common stock in exchange for 1,950 units of BWI, which represented 19.5% of BWI’s outstanding membership units at that date. The shares are deemed to be restricted because they were not issued in a transaction registered under the Securities Act of 1933 and are therefore not freely transferable. Pursuant to the terms of our investment, HKN and the other BWI unit-holders granted to one another put and call options with respect to an additional 3,050 units of BWI in exchange for an additional issuance of 725 thousand restricted shares of our common stock.  These options are exercisable if certain conditions are satisfied prior to June 2012.

At June 30, 2010, the Put Option became exercisable by the other three BWI unit-holders.  In September 2010, two of these holders exercised their Put Option, and we obtained an additional 2,288 membership units in exchange for the issuance of 544 thousand shares of our restricted common stock which decreased the interests of the noncontrolling BWI unit-holders to 57.62%.

In December 2010, BWI distributed rights to its members to purchase up to 100,000 membership units at $10 per unit.  We participated in this rights offering and purchased 53,061 units of BWI for approximately $531 thousand in cash, increasing our interest in BWI to 52.09% and decreasing the interests of the noncontrolling BWI unit-holders to 47.91%.  At March 31, 2011, we hold a total of 57,299 units of BWI, which constitutes 52.09% of BWI’s outstanding membership units. As a result of the rights offering completed by BWI in December 2010 and the resulting dilution of the ownership, the shares of any remaining shares to be issued under the put and call option were adjusted from 181 thousand restricted shares to 16 thousand restricted shares of our common stock. The Put Option remains exercisable and 762 units of BWI may be exchanged for 16 thousand shares of our restricted common stock.

In conjunction with our initial investment in BWI, we entered into a Loan Agreement with BWI (“8% BWI Loan”) under which we would make secured loans to BWI up to a maximum amount of $2.5 million.  The 8% BWI Loan is secured by all assets of BWI and is due and payable on or before June 30, 2012. As of March 31, 2011, the outstanding principal amount of the 8% BWI Loan was $1.9 million. The funds were primarily used to finance the operating and business development activities of BWI. The 8% BWI Loan earns interest at 8.0% per annum. Accrued and unpaid interest on the outstanding principal amount of the 8% BWI Loan is due and payable on the last day of each calendar quarter. For the three months ended March 31, 2011, $38 thousand in interest was due to HKN under the loan agreement. The entire unpaid principal amount of the loan, together with all accrued and unpaid interest is due on or before June 30, 2012. Intersegment interest income and expenses between HKN and BWI related to the 8% BWI Loan have been eliminated in consolidation.

The assets, liabilities and non-controlling interest associated with our investment were consolidated into our financial statements in accordance with the FASB’s consolidation guidance, using the acquisition method of accounting. See Note 1 – “Basis of Presentation” for further explanation for consolidating our investment in BWI.

BWI Results of Operations – For the three months ended March 31, 2011 and 2010, we recognized losses of $286 thousand and $232 thousand, respectively, related to our investment in BWI in our consolidated condensed statement of operations, of which $117 thousand and $170 thousand, respectively, were related to noncontrolling interests.

BWI Contingency – In 2009, BWI recorded a contingent liability of $800 thousand which may be payable upon the conclusion of certain events related to BWI’s equipment. There were no changes to the BWI liability recorded during the three months ended March 31, 2011.

(3)	INVESTMENT IN GLOBAL

Investment in Global – Our non-current available-for-sale investment consists of our ownership of approximately 33% of Global’s outstanding ordinary shares.  At March 31, 2011 and December 31, 2010, our investment in Global was equal to the market value of our 11.9 million shares of Global’s ordinary shares as follows (in thousands, except for the share amounts):

	March 31, 2011	December 31, 2010

Shares of Global Stock held by HKN	11,893,463	11,893,463

Closing price of Global Stock	£0.84	£1.09

Foreign Currency Exchange Rate	1.6077	1.5524

Market Value of Investment in Global	$16,062	$20,136

The foreign currency translation adjustment of approximately $679 thousand and the unrealized loss on investment of $4.7 million for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the three months ended March 31, 2011.

(4)	SENIOR SECURED GLOBAL NOTE RECEIVABLE

In September 2010, we issued a Senior Secured Loan and Security Agreement with Global (“Global Note Receivable”) in exchange for cash in the principal amount of $5 million.  The Global Note Receivable is secured and is due and payable to us on or before September 14, 2012 and bears interest at 10.5% per annum. At March 31, 2011, the outstanding principal amount of the Global Note Receivable was $5 million. During February 2011, we agreed to extend the maturity date of our Global Note Receivable by one year, resulting in a new maturity date of September 14, 2012.  In association with this amendment, we also increased the interest rate from 10% up to 10.5%. During the three months ended March 31, 2011, Global paid $129 thousand in interest under the note receivable agreement. This note is fully secured by oil producing assets of Global, and interest is paid on a monthly basis. See Note 14 – “Related Party Transactions” for additional information regarding the Global Note Receivable.

(5)	EQUITY INVESTMENT IN SPITFIRE ENERGY

During 2010, we held an investment in Spitfire through our ownership of approximately 25% of Spitfire’s outstanding common shares. We reflected our investment in Spitfire as an equity method investment as a result of our ownership of Spitfire’s outstanding common shares and we were deemed to have the ability to exert significant influence over Spitfire’s operating and financial policies. Due to timing differences in our filing requirements and the lack of availability of financial information for the current quarterly period, we recorded our share of Spitfire’s financial activity on a three-month lag. Our investment in Spitfire was reported in our consolidated condensed balance sheet at its adjusted carrying value as a non-current asset, and our earnings in Spitfire were reported net of tax as a single line on our consolidated condensed statement of operations.

 During the first half of 2010, we sold our remaining 9.9 million Spitfire Common Shares, for cash proceeds of $3.3 million. We realized a gain on sale of $1.9 million using the average cost method, which included $351 thousand of foreign currency gains which were reclassified into earnings from other comprehensive income, in our consolidated condensed statement of operations. Accordingly, at March 31, 2011 and December 31, 2010, we no longer carry this investment on our consolidated condensed balance sheet.

(6)	DERIVATIVE INSTRUMENTS

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

Our purchased commodity derivatives are recorded at their estimated fair values within other current assets in the accompanying consolidated condensed balance sheets. Estimated fair values of our purchased commodity derivatives were as follows (in thousands):

					Fair Value
Commodity	Type	Volume	Duration	Price	March 31, 2011	December 31, 2010
Crude Oil	Floor	5,000 bbls	Feb 11 - July 11	$60.00	$-	$3
					$-	$3

We have recorded realized losses for expired crude oil contracts of $12 thousand for the three months ended March 31, 2011 and 2010, respectively, in our consolidated condensed statement of operations. In addition, we have recorded an unrealized gain of $9 thousand, in other income, and an unrealized loss of $30 thousand, in other losses, related to our open crude oil commodity derivatives for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, neither we nor any of our consolidated companies hold any derivative instruments which are designated as fair value hedges, cash flow hedges or foreign currency hedges. Settlements of our oil and gas commodity derivatives are based on the difference between fixed option prices and the New York Mercantile Exchange closing prices for each month during the life of the contracts. We monitor our crude oil and natural gas production prices compared to New York Mercantile Exchange prices to assure our commodity derivatives are effective in mitigating our commodity price risk.

We did not hold any derivative instruments designated as hedging instruments as of March 31, 2011. A summary of the fair values of our derivative instruments not designated as hedging instruments as of March 31, 2011 and December 31, 2010 are as follows (in thousands):

		Fair Value
Asset Derivatives	Balance Sheet Location	March 31, 2011	December 31, 2010

Commodity contracts	Other assets	$-	$3

Total derivatives		$-	$3

                Unrealized and realized losses (gains) related to all of our derivative instruments are included in the consolidated condensed statement of operations for the three months ended March 31, 2011 and 2010 as follows (in thousands):

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Commodity contracts	Other income	$9	$-

Commodity contracts	Other losses	(12)	(42)

		$(3)	$(42)

(7)	FAIR VALUE MEASUREMENTS

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

We used the following fair value measurements for certain of our assets and liabilities during the three months ended March 31, 2011:

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

Level 3 Classification:

Asset Retirement Obligations - Our asset retirement obligation is classified as a Level 3 liability. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rates and the expected remaining life of wells. The inputs are calculated utilizing historical data, current estimated costs and expectations for the future costs and production of the wells.  See Note 9 – “Asset Retirement Obligation” for additional information on our asset retirement obligation as of March 31, 2011.

                The following table presents recurring financial assets and liabilities which are carried at fair value as of March 31, 2011 (in thousands):

	March 31, 2011	December 31, 2010

Shares of Global Stock held by HKN	11,893,463	11,893,463

Closing price of Global Stock	£0.84	£1.09

Foreign Currency Exchange Rate	1.6077	1.5524

Market Value of Investment in Global	$16,062	$20,136

(8)	PROPERTY AND EQUIPMENT

                A summary of property and equipment follows (in thousands):

	March 31,	December 31,
	2011	2010
Unevaluated properties:

Unevaluated coalbed methane prospects	$5,337	$5,301

Evaluated oil and gas properties	198,441	205,572

OHSOL equipment	6,319	6,319

Facilities and other property	1,729	1,726

Less accumulated depreciation, depletion, and amortization	(174,883)	(174,439)

	$36,943	$44,479

(9)	ASSET RETIREMENT OBLIGATION

We recognize the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. A summary of our asset retirement obligations as of March 31, 2011 is as follows (in thousands):

	Asset Retirement
Asset Category	Obligation Liability	Estimated Life

Oil and gas producing properties	$7,184	0-17 years

Facilities and other property	1,843	2-23 years

	$9,027

The following table describes all changes to our asset retirement obligation liability during the three months ended March 31, 2011 (in thousands):

Asset retirement obligation at beginning of year	$8,937

Additions during the period	-

Disposals during the period	(53)

Revisions of estimates	-

Accretion expense	143

Asset retirement obligation at end of period	$9,027

(10)	SEGMENT INFORMATION

We engage primarily in oil and gas development and production activities in the onshore and offshore Gulf Coast regions of Louisiana as well as coalbed methane exploration and development activities in Indiana and Ohio.  Our coalbed methane and oil and gas operations efforts are managed and evaluated by us as one operation. We operate primarily through traditional ownership of mineral interests in the various states in which we operate.

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

Our accounting policies for each of our operating segments are the same as those for our consolidated condensed financial statements. Intersegment interest income and intersegment expenses between us and BWI under the 8% BWI Loan have been eliminated in consolidation.  There were no intersegment sales or transfers for the periods presented.

Our financial information, expressed in thousands, for each of our operating segments for the three months ended March 31, 2011 and 2010 is as follows:

	For the Three Months Ended March 31, 2011

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$2,359	$-	$-	$2,359
Interest and other income	507	-	(38)	469
Oil and gas operating expenses	1,893	-	-	1,893
General and administrative expenses	762	197	-	959
Provision for doubtful accounts	6	-	-	6
Depreciation, depletion, amortization and accretion	587	51	-	638
Interest expense and other losses	12	38	(38)	12
Segment loss from continuing operations	$(394)	$(286)	$-	$(680)
Capital Expenditures	$195	$-	$-	$195
Total Assets	$69,568	$9,335	$(5,208)	$73,695

	For the Three Months Ended March 31, 2010

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$2,835	$-	$-	$2,835
Interest and other income	468	-	(21)	447
Oil and gas operating expenses	1,333	-	-	1,333
General and administrative expenses	585	211	-	796
Benefit for doubtful accounts	(20)	-	-	(20)
Depreciation, depletion, amortization and accretion	779	-	-	779
Interest expense and other losses	42	21	(21)	42
Equity in losses of Spitfire	20	-	-	20
Segment income (loss) from continuing operations	$564	$(232)	$-	$332
Capital Expenditures	$490	$11	$-	$501
Total Assets	$68,402	$8,989	$(2,452)	$74,939
Equity investment in Spitfire	$1,525	$-	$-	$1,525

(11)	STOCKHOLDERS’ EQUITY

Treasury Stock – At March 31, 2011 and December 31, 2010, we held no shares of treasury stock. During the three months ended March 31, 2011, we did not purchase or retire any shares of our common stock. As of March 31, 2011, approximately 458 thousand shares remained available for repurchase under our repurchase program.

In April 2011, the previously announced rights offering closed and was fully subscribed for, and we issued 7.5 million shares of our common stock at the subscription price of $2.00 per share. The aggregate net proceeds to the Company from the sale of the shares were approximately $14.8 million.

Noncontrolling Interest – Upon our initial investment in BWI, we recorded noncontrolling interests in our consolidated condensed balance sheet for the fair value of the other BWI unit-holders’ 80.5% interest in the net assets of BWI. In September 2010, two BWI unit-holders exercised their Put Option, and we obtained additional membership units in exchange for the issuance of 544 thousand shares of our restricted common stock decreasing the interests of the noncontrolling BWI unit-holders to 57.62%.

In December 2010, BWI distributed rights to its members to purchase up to 100,000 membership units at $10 per unit.  We participated in the rights offering and purchased 53,061 units of BWI, increasing our interest in BWI to 52.09% and decreasing the interests of the noncontrolling BWI unit-holders to 47.91% as of March 31, 2011.  Please see Note 2 –“Investment in BriteWater International, LLC.” for additional information regarding our investment in BWI.

The effects to the BWI noncontrolling interest during the three months ended March 31, 2011 is as follows (in thousands):

Noncontrolling interest at beginning of period	$3,591

Losses attributable to noncontrolling interest	(117)

Noncontrolling interest at end of period	$3,474

At March 31, 2011, we hold a total of 57,299 units of BWI, which constituted 52.09% of BWI’s outstanding membership units. As a result of the rights offering completed by BWI in December 2010 and the resulting dilution of the ownership, the shares of any remaining shares to be issued under the put and call option were adjusted from 181 thousand restricted shares to 16 thousand restricted shares of our common stock. The Put Option remains exercisable, and 762 units of BWI may be exchanged for 16,477 shares of our common stock.

We had no changes in our common, preferred and treasury shares held during the three months ended March 31, 2011.

(12)	EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock. The following table sets forth the computation of basic and diluted income (loss) per share for the three months ended March 31, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per Share Loss	Net Income Attributed to Common Stock	Weighted- Average Shares	Per Share Income
Basic EPS:
Net income (loss) attributed to common stock	$(567)	10,026	$(0.06)	$498	9,554	$0.05
Effect of dilutive securities
Preferred stock and put/call option (A)	-	-	-	-	115	-
Diluted earnings (loss) per share	$(567)	10,026	$(0.06)	$498	9,669	$0.05

(A)
Our Series G1, Series G2 and BWI put/call option for the period ended 2011 included 4,410 shares which were outstanding in the period presented and were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive. Our Series G1 and Series G2 for the period ended 2010 included 461 shares which were outstanding in the period presented and were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(13)	CONTINGENCIES

BWI Contingencies - Please See Note 2 – “Investment in BriteWater International, LLC.” for further discussion on BWI contingencies.

IRS Examination - During 2008, we received a proposed adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company recognized a gain for ACE purposes on the sale of the Global PLC stock in 2005.  In its proposed adjustment, the IRS alleges that the Company owes approximately $3.6 million in tax for the year ended December 31, 2005. Penalties and interest calculated through March 31, 2011 in the amount of approximately $2.5 million could also be assessed. We filed a formal protest with the IRS Appeals Office during 2008.  In April 2009, we filed our supplement to the written protest which included a third party valuation report supporting the basis of our recognized gain recorded for ACE purposes.

ASC 740, Income Taxes, prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. This guidance also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  Utilizing the process outlined above, we have recorded an income tax contingency for this item, including interest and penalties, of $225 thousand in our consolidated condensed financial statements based, in part, on a preliminary indication of a probability-weighted fair value assessment of the Global stock.  Although we intend to vigorously defend the proposed adjustment and strongly believe the third party valuation report supports our position and that we have meritorious defenses, if the IRS Appeals Office were to deny all of our protests and our assumptions and estimates associated with this income tax contingency are inaccurate, we could be liable for approximately $6 million in additional tax, penalties and interest. In February 2011, the IRS requested and we agreed to extend the statute of limitations to April 2012 and notified us that the IRS exam group has provided a written response to the HKN third party valuation report that supports our recognized gain recorded for ACE purposes. We intend to review and make a formal response to the IRS over the next few months. We anticipate the appeals office will contact us to address this matter but have received no additional response to date.

Environmental Contingencies - The Environmental Protection Agency (“EPA”) visited our Main Pass facility and issued a report during April 2008 which detailed minor housekeeping violations, several of which were corrected during the course of the inspection. We responded to this report during June 2008 with explanations of how each violation was fully remediated. During May 2010, we received a follow-up letter from the EPA requesting a meeting to discuss our June 2008 response. We held an initial meeting with the EPA during July 2010, and we anticipate that we will settle this EPA action for less than $50 thousand during 2011.

Operational Contingencies - The exploration, development and production of oil and gas assets are subject to various federal and state laws and regulations designed to protect the environment. Compliance with these regulations is part of our day-to-day operating procedures. Infrequently, accidental discharge of such materials as oil, natural gas or drilling fluids can occur and such accidents can require material expenditures to correct. We maintain levels of insurance we believe to be customary in the industry to limit our financial exposure.

(14)	RELATED PARTY TRANSACTIONS

In September 2010, we issued the Global Note Receivable. See Note 3 – “Investment in Global” for details of the agreement. As of March 31, 2011, the outstanding principal amount of the Global Note Receivable was $5 million and Global paid $129 thousand in interest under the note receivable agreement during the three months ended March 31, 2011. In addition to our ownership of 33% of Global’s ordinary shares, one of our directors serves as a director of Global.

As described in Note 2 – “Investment in BriteWater International, LLC.”, at March 31, 2011, we hold a 52.09% ownership interest in BWI. We also hold the 8% BWI Loan with an outstanding principal balance of $1.9 million due and payable to us on or before June 30, 2012. At March 31, 2011, $38 thousand in interest was due to HKN under the loan agreement. Under the 8% BWI Loan, we may make secured loans to BWI up to a maximum amount of $2.5 million. Two of the original BWI unitholders, Quadrant Management, Inc., (“Quadrant”) and UniPureEnergy Acquisition, Ltd. (“UEA”) are affiliates of the Quasha family.  Alan G. Quasha is the Chairman of the Board of Directors of HKN.  Subsequent to the exercise of the Put Option in September 2010, UEA is no longer a unitholder of BWI.

(15)	SUBSEQUENT EVENTS

In April 2011, the previously announced rights offering closed and was fully subscribed for, and we issued 7.5 million shares of our common stock at the subscription price of $2.00 per share. The aggregate net proceeds to the Company from the sale of the shares were approximately $14.8 million.

During May 2011, we entered into an agreement with Burks Oil and Gas Properties, Inc. to market our entire interests in our Gulf Coast oil and gas properties (the “Gulf Coast Assets”).  The Company is exploring the possibility of a strategic divestiture of its Gulf Coast Assets in light of the improved pricing environment as well as the steady increase in oil and gas transactions over the past six months.  The divestiture of these assets would allow the Company the option of redeploying capital into areas of the oil and gas industry which may generate greater value for its shareholders.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our business and the results of our operations.  It should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2010. Certain statements made in our discussion may be forward-looking.  Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. These risks, uncertainties, and other factors include, among others, the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission, as well as other risks described in this Quarterly Report.  Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing HKN, Inc. and its consolidated subsidiaries on a consolidated basis.

BUSINESS OVERVIEW

Our business strategy is focused on enhancing value for our stockholders through the development of a well-balanced portfolio of energy-based assets. Currently, the majority of the value of our assets is derived from our ownership in Gulf Coast oil and gas properties, ownership in publicly-traded common shares of Global Energy Development PLC (“Global”), our privately-held investment in BriteWater International, LLC. (“BWI”) and our coalbed methane prospects in Indiana and Ohio.  We consider these assets to be strategic for us, and our objective in 2011 is to build the value of these properties by:

•	Monitoring and reducing operating costs
•	Reducing operational, environmental, financial and third-party dependency risks
•	Pursuing possibilities for “expanding our footprint” in these areas
•	Performing economic upgrades and improvements

We continue to seek new investment opportunities in undervalued energy-based assets or companies which could provide future value for our shareholders.

Each year we evaluate our assets to determine which may have reached their full potential, do not have an expectation of near-term value enhancement or represent a disproportionate concentration of value in one asset and should be targeted for monetization. In March 2011, we sold our interests in our Creole field, effective February 1, 2011, for net cash proceeds of approximately $7.5 million. Due to a difference of opinion with the other partners regarding the development plan for the Creole field as well as environmental and regulatory risks in the area, we decided to sell our interests in this field.

Throughout the remainder of 2011, we may continue to target certain of our Gulf Coast oil and gas properties for divestiture in order to mitigate possible future losses and maximize the value received for the reserves of these properties. During May 2011, we entered into an agreement with Burks Oil and Gas Properties, Inc. to market our entire interests in our Gulf Coast oil and gas properties (the “Gulf Coast Assets”).  The Company is exploring the possibility of a strategic divestiture of its Gulf Coast Assets in light of the improved pricing environment as well as the steady increase in oil and gas transactions over the past six months.  The divestiture of these assets would allow the Company the option of redeploying capital into areas of the oil and gas industry which may generate greater value for its shareholders.

Our investments in both Global and BWI represent a significant concentration of value of our assets. During 2010, we extended a financing loan to Global, and, during 2009 we extended a financing loan to BWI in order to promote the development activities of these companies while also earning a 10.5% and 8% annualized rate of return, respectively, on our funds during the term of these loans. Any intersegment interest income between us and BWI has been eliminated in consolidation at March 31, 2011 and 2010. At March 31, 2011, the outstanding principal balance of the loans receivable from Global and BWI were $5 million and $1.9 million, respectively. Both loans are secured by assets of the respective companies and provide for cash interest payments on a monthly and quarterly basis.

We continue to have access to capital, and we have a cash balance of approximately $11 million at March 31, 2011. We anticipate our operating cash flow and other capital resources, if needed, will adequately fund our planned capital expenditures and other capital uses over the near-term.

In April 2011, the previously announced rights offering closed and was fully subscribed for, and we issued 7.5 million shares of our common stock at the subscription price of $2.00 per share. The aggregate net proceeds to the Company from the sale of the shares were approximately $14.8 million. Proceeds from this rights offering will be used to acquire or invest in energy-based businesses, securities, working interests and other oil, natural gas and energy-related investments, properties, products and technologies, as well as for general corporate purposes.

Gulf Coast Oil and Gas Properties

Our revenues are primarily derived from sales from our Gulf Coast oil and gas producing properties.  During the three months ended March 31, 2011, our oil and gas revenue was comprised of approximately 95% oil sales and 5% natural gas sales.  Our natural gas sales for the period were lower than normal due to decreased production during the period.  During the three months ended March 31, 2011, our results of operations reflect decreased oil and gas revenues which are primarily the result of decreased volumes due to divestitures and abnormally cold temperatures during the first quarter of 2011. Substantially all of our production is concentrated in six oil and gas fields along the onshore and offshore Texas and Louisiana Gulf Coast.

Approximately 80% of our current production comes from our operated properties which are located in the United States. These revenues are a function of the oil and gas volumes produced, the prevailing commodity price at the time of production, and certain quality and transportation discounts. The commodity prices for crude oil and natural gas as well as the timing of production volumes have a significant impact on our operating income. For the three months ended March 31, 2011, our net domestic production rate averaged approximately 296 barrels of oil equivalent (“boe”) per day.

The following field data updates the status of our operations through March 31, 2011:

Main Pass, Plaquemines Parish – Louisiana

Our Main Pass 35 field is located approximately six miles offshore Louisiana in the Gulf of Mexico. We believe our Main Pass 35 asset is in a strategic location within the Gulf of Mexico and has unique characteristics such as low-decline oil production, behind-pipe development potential as well as third party oil, gas and water processing and handling services for neighboring fields in the area.

We have an average 91% interest in Main Pass 35 and are the field operator. This field contains a ten-platform facility complex including separation, injection, compression, processing and transportation terminals for oil, water and gas. The field also contains 65 wellbores (59 oil and 6 injection wells), of which 33 are active, and an eight mile oil transport line with pump/metering facilities. We currently have license to 21 square miles of 3D seismic data covering the area held by productive leases. Gross production during the first quarter 2011 averaged approximately 326 boe per day. Several wells have been identified as potential recompletion candidates to increase oil production and reduce gas lift expense.

We experienced lower than normal production at this property during the first quarter of 2011 as a result of unusually low temperatures, the region experienced fifty year lows, which caused extensive gas lift, compressor and fuel gas freeze-ups. These extreme conditions also increased the frequency of flowline and gas lift line shut downs and repairs. Upgrades of salt water disposal injection pumps are planned for late 2011.

Creole Field, Terrebonne Parish - Louisiana

We held an average 15% non-operated working interest in this offshore field. Gross daily production from the wells (ten completions) was approximately 511 boe per day during the three months ended March 31, 2011.

In March 2011, we sold our interest in this field effective February 1, 2011 for $7.5 million.

Lake Raccourci Field, Lafourche Parish – Louisiana

We hold an average 47% operated working interest in each of our Lake Raccourci wells. Gross production for this field averaged 28 boe per day for the first quarter 2011. We are currently evaluating the economic potential of a recompletion of SL 14284 #1 to the Tex 16 zone behind pipe, as well as several other zones in our two other producing wells in the field in light of low natural gas product prices. The SL 14589 #3 well was successfully recompleted in mid 2010, but this well experienced fill problems late in the fourth quarter of 2010 and had gravel pack work done late in the first quarter of 2011. Clean up efforts on the well are in progress.

Lapeyrouse Field, Terrebonne Parish – Louisiana

We hold an average non-operated working interest of approximately 12% in the production from nine wells in this field. Gross field production averaged approximately 145 boe per day for the first quarter 2011. Evaluation efforts by the operator are still ongoing, with additional diagnostic work planned by the operator to address the field pressure decline and to utilize all available wellbores, and in light of low natural gas product prices.

Point-a-la-Hache Field, Plaquemines Parish – Louisiana

 We maintain a 25% operated working interest in one producing well in this field. Average gross production for the first quarter 2011 was approximately 36 boe per day.  Upgrades to the salt water disposal pump were done during the first quarter 2011. To maintain specified injection pressure tolerance and keep production rates steady, acid stimulation of the salt water disposal well is planned for the second quarter of 2011.

East Lake Verret, Assumption Parish – Louisiana

We have an average 5% non-operated working interest in this field. Gross daily production from the two development wells on this project was approximately 75 boe per day during the first quarter 2011.

Point-au-Fer Field, Terrebonne Parish – Louisiana

 We owned a 12.5% non-operated working interest in this approximate 56 square mile area. Gross production for this field was approximately 5 boe per day for the first quarter 2011.  In March 2011, we executed a purchase and sale agreement to sell our interest in this field effective April 1, 2011. The transaction is expected to close in April 2011.

Branville Bay Field, St. Bernard Parish – Louisiana

We own a 12.5% non-operated working interest in two state leases in the Branville Bay area of Chandeleur Sound Block 71. Gross production for this field was approximately 150 boe per day for the first quarter 2011.

NW Speaks Field, Lavaca County – Texas

We owned approximately 2% to 7% in various leases in the NW Speaks area. Gross production for this field averaged approximately 23 boe per day during the first quarter 2011. In March 2011, we executed a purchase and sale agreement to sell our interest in this field effective April 1, 2011. The transaction is expected to close in April 2011.

Allen Ranch Field, Colorado County – Texas

We owned an 11.25% non-operated working interest in this area. Current gross production for this field averaged approximately 12 boe per day during the first quarter 2011. In March 2011, we executed a purchase and sale agreement to sell our interest in this field effective April 1, 2011. The transaction is expected to close in April 2011.

Raymondville Field, Willacy County – Texas

In March 2010, we sold our interest in this field effective April 1, 2010.

Lucky Field, Matagorda County - Texas

We own a 7.5% non-operated working interest in this area. The well ceased to produce in mid-August 2010. Recent well work was unsuccessful, and no other potential exists in the well. The well was plugged and abandoned during the first quarter of 2011.

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

With a decline in gas commodity prices, resource plays, such as coalbed methane prospects can become uneconomical in low price environments particularly since all well, facility and flowline costs as well as operating costs during the dewatering/desorption process must be incurred before revenues can be generated. Our discretionary capital expenditures related to coalbed methane prospects may be curtailed at our discretion in the future. Such expenditure curtailments could result in loss of certain prospect acreage or reduction of our interest in future coalbed methane development projects.

INVESTMENT IN GLOBAL

At March 31, 2011 and December 31, 2010, we owned approximately 33% and 34%, respectively, of Global’s ordinary shares. Our investment in Global was equal to the market value of our 11.9 million shares of Global’s common stock as follows (in thousands, except for share amounts):

	March 31, 2011	December 31, 2010

Shares of Global Stock held by HKN	11,893,463	11,893,463

Closing price of Global Stock	£0.84	£1.09

Foreign Currency Exchange Rate	1.6077	1.5524

Market Value of Investment in Global	$16,062	$20,136

The foreign currency translation adjustment of approximately $679 thousand and the unrealized loss on investment of $4.7 million for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the three months ended March 31, 2011.

INVESTMENT IN BRITEWATER INTERNATIONAL, LLC.

We hold an investment in a privately-held company, BriteWater International, LLC. (“BWI”), which owns a patented oilfield emulsion breaking “OHSOL” technology.   We are deemed to be the primary beneficiary, and we consolidate the assets and liabilities of BWI and their results of operations accordingly.

In September 2010, we increased our ownership in BWI from 19.5% to 42.38% upon the exercise of the Put Option by two BWI unit-holders. As a result of the exercise of the Put Option, we received an additional 2,288 units of BWI in exchange for the issuance of 544 thousand restricted shares of our common stock.

In December 2010, we increased our ownership interests to 52.09% through our participation in a rights offering by BWI under which unit-holders were given the right to purchase additional membership units at a price of $10 per unit.  We purchased an additional 53,061 units for $531 thousand under the rights offering.  See Note 2 – “Investment in BriteWater International, LLC.” in the consolidated condensed financial statements for further information.

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

Full-Cost Ceiling Test – At the end of each quarterly period, the unamortized cost of oil and natural gas properties, after deducting the asset retirement obligations, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using period-end prices, discounted at 10%, and the lower of cost or fair value of unproved properties adjusted for related income tax effects.

The calculation of the ceiling test and the provision for depletion are based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing, and plan of development. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify a revision of such estimates. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.

Based on the average commodity pricing for the three months ended March 31, 2011 of $4.18 per Mmbtu for natural gas and $93.93 per barrel for crude oil, we did not have an impairment of our oil and natural gas properties under the full cost method of accounting. Due to the imprecision in estimating oil and natural gas revenues as well as the potential volatility in oil and natural gas prices and their effect on the carrying value of our proved oil and natural gas reserves, there can be no assurance that write-downs in the future will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities.

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

We carry our financial instruments, including cash, our common stock investment in Global and our Senior Secured Global Note Receivable, at their estimated fair values. Our investment in ordinary shares of Global has been designated as available for sale rather than a trading security. The associated unrealized gains and losses on our available for sale investments are recorded to other comprehensive income until realized and are reclassified into earnings using specific identification.  The fair value of our investment in the ordinary shares of Global is based on prices quoted in an active market.

Our investment in Global is classified as a non-current asset in our accompanying consolidated condensed balance sheets. The associated unrealized gains and losses on our available for sale investments are recorded to other comprehensive income until realized and are reclassified into earnings using specific identification.

Equity Method Investments – For investments in which we have the ability to exercise significant influence but do not control, we follow the equity method of accounting. Prior to its divestiture during 2010, we reflected our investment in Spitfire as an equity method investment.

Translation of Non-U.S. Currency Amounts – Assets and liabilities of our former equity investment in Spitfire Energy, whose functional currency was the Canadian dollar, were translated into U.S. dollars at exchange rates in effect at each balance sheet date. Revenue and expense items were translated at average exchange rates prevailing during the periods. Our investment in Global is also subject to foreign currency exchange rate risk as our ownership of Global’s ordinary shares are denominated in British sterling pounds. Translation adjustments are included in other comprehensive income until the investment is sold.

Consolidation of variable interest entities – Our investment in BWI is considered to be a variable interest, as defined in the FASB’s guidance related to consolidations. This guidance requires the primary beneficiary of a variable interest entity’s (“VIE”) activities to consolidate the VIE. A VIE is defined as an entity in which the equity investors do not have substantive voting rights and there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  We determined that our investment in BWI meets these requirements, and we are the primary beneficiary, as defined. Accordingly, we consolidate the assets and liabilities as well as the results of operations of BWI into our consolidated condensed financial statements. As of March 31, 2011, we own 52.09% of BWI and have the ability to direct their operations.

As of March 31, 2011, we owned less than a majority of the common shares of Global and did not possess the legal power to direct the operating policies and procedures of Global and have concluded that Global was not a VIE at March 31, 2011.

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

We classify interest related to income tax liabilities as income tax expense, and if applicable, penalties are also recognized as a component of income tax expense. The income tax liabilities and accrued interest and penalties that are anticipated to be due within one year of the balance sheet date are presented as current liabilities in our consolidated condensed balance sheets.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued guidance related to “Improving Disclosures about Fair Value Measurements.” These new disclosures require entities to separately disclose amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, in the reconciliation for fair value measurements for Level 3, entities should present separate information about purchases, sales, issuances, and settlements. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlement in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Our adoption of the disclosures did not have a material impact on our notes to the consolidated condensed financial statements. See Note 7 – “Fair Value Measurements” in the Notes to consolidated condensed financial statements for additional information.

RESULTS OF OPERATIONS

For the purposes of discussion and analysis, we are presenting a summary of our consolidated condensed results of operations followed by more detailed discussion and analysis of our operating results.  The primary components of our net income (loss) for the three months ended March 31, 2011 and 2010 were as follows (in thousands, except per share data):

	Three Month Ended March 31,
	2011	2010	% Change
Oil and gas operating profit (1)	$466	$1,502	(69%)
Gas sales revenues	$107	$412	(74%)
Gas production (mcf)	18,336	57,797	(68%)
Gas price per mcf	$5.84	$7.13	(18%)
Oil sales revenues	$2,252	$2,423	(7%)
Oil production (bbls)	23,553	31,671	(26%)
Oil price per bbl	$95.61	$76.51	25%
Interest and other income	$469	$447	5%
General and administrative expenses, net	$959	$796	20%
Provision (benefit) for doubtful accounts	$6	$(20)	130%
Depreciation, depletion, amortization and accretion	$638	$779	(18%)
Interest expense and other losses	$12	$42	(71%)
Equity in losses of Spitfire	$-	$20	(100%)
Net income (loss)	$(680)	$332	(305%)
Net loss attributable to noncontrolling interests	$117	$170	(31%)
Net income (loss) attributable to HKN	$(563)	$502	(212%)
Net income (loss) attributed to common stock	$(567)	$498	(214%)
Net income (loss) per common share:
Basic and diluted	$(0.06)	$0.05	(220%)

(1)	Oil and gas operating profit is calculated as oil and gas revenues less oil and gas operating expenses

The following is our discussion and analysis of significant components of our operations which have affected our operating results and balance sheet during the periods included in the accompanying consolidated condensed financial statements.

Oil and Gas Revenues and Oil and Gas Expenses for the Quarterly Periods Ended March 31, 2011 Compared to March 31, 2010

Our oil and gas revenues decreased from approximately $2.8 million in the prior year period to $2.4 million for the current quarter.  The decrease was due primarily to lower oil and gas volumes as a result of property divestitures and cold-weather related issues at our Main Pass field combined with lower gas prices received which were partially offset by higher oil prices received during the period.

Our oil revenues decreased by $171 thousand to approximately $2.2 million during the first quarter 2011. We realized a 25% increase in oil prices received, increasing from an average of $76.51 per barrel in the first quarter 2010 to $95.61 per barrel in the current quarter.  Overall oil production decreased by 26% in the first quarter 2011 as compared to the prior year period primarily as a result of downtime at Main Pass resulting from a ruptured line due to extreme cold weather, as well as general flowline and facility repairs.  In addition, we sold our interest in the Raymondville field effective April 1, 2010 and our interest in the Creole field effective February 1, 2011.

Our natural gas revenues decreased from $412 thousand in the first quarter 2010 to $107 thousand for the first quarter 2011. The prices realized for natural gas sales decreased 18%, averaging $5.84 per mcf in the first quarter 2011 compared to $7.13 per mcf during the first quarter 2010.  Natural gas production decreased 68% in first quarter 2011 as compared to the prior year period due primarily to our Lapeyrouse field being down a majority of the quarter for sales line work and tubing pressure build up. In addition, we sold our interest in the Raymondville field effective April 1, 2010 and our interest in the Creole field effective February 1, 2011.

           Our oil and gas operating expenses increased 42%, increasing by $560 thousand compared to the first quarter 2010. This increase is primarily a result of one-time severance tax refunds of $559 thousand for amended prior year returns which were granted during the first quarter 2010.

Interest and Other Income, net

Interest and other income increased slightly from $447 thousand during the first quarter 2010 to $469 thousand during the first quarter 2011, primarily due to an increase in interest income as a result of the Global loan.

General and Administrative Expenses

General and administrative expenses increased 20% from $796 thousand for the first quarter 2010 to $959 thousand for the first quarter 2011 primarily due to increases in legal and regulatory costs.

Depreciation, Depletion, Amortization and Accretion Expense

Depreciation, depletion, amortization and accretion (DD&A) expense decreased 18% during the first quarter 2011 when compared to the prior year period due to overall lower production volumes.  The quarterly depletion rate per boe on our properties decreased from $16.52 in the first quarter 2010 to $15.33 per boe in the first quarter 2011, primarily as a result of the Creole divestiture.

Interest Expense and Other Losses

Interest expense and other losses decreased from $42 thousand for the first quarter 2010 to $12 thousand for the first quarter 2011. During both periods, other losses were primarily comprised of decreases in the fair value of the purchased crude oil floor commodity contracts.

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

	March 31,	December 31,
(thousands of dollars)	2011	2010

Current ratio	3.54 to 1	2.68 to 1

Working capital (1)	$9,488	$7,575

Total debt	$-	$-

Total cash less debt	$11,051	$4,815

Total stockholders' equity	$60,355	$65,112

Total liabilities to equity	0.22 to 1	0.22 to 1

(1)	Working capital is the difference between current assets and current liabilities.

The increase in our working capital as of March 31, 2011 as compared to December 31, 2010 is primarily due to the sale of our interest in the Creole field which was partially offset by the reclassification of the Global Note Receivable from current to long term assets due to the February amendment which extended the due date to September 2012. During February 2011, we agreed to extend the maturity date of our Global Note Receivable by one year, resulting in a new maturity date of September 14, 2012.  In association with this amendment, we also increased the interest rate from 10% to 10.5%.  This note is fully secured by oil producing assets of Global, and interest is paid on a monthly basis.

We used approximately $195 thousand during the 2011 period for capital projects.  The majority of these capital expenditures were used for repairs at Main Pass as well as ongoing operating costs at our Coalbed Methane development projects.

During the first three months of 2011, oil prices increased while natural gas prices decreased as compared to the prior year period. We have a cash balance of approximately $11 million at March 31, 2011. We anticipate our remaining 2011 operating cash flow and other capital resources, if needed, will adequately fund our planned capital expenditures and other investing activity.

In April 2011, the previously announced rights offering closed and was fully subscribed for, and we issued 7.5 million shares of our common stock at the subscription price of $2.00 per share. The aggregate net proceeds to the Company from the sale of the shares were approximately $14.8 million. Proceeds from this rights offering along with proceeds from our Creole divestiture will be used to acquire or invest in energy-based businesses, securities, working interests and other oil, natural gas and energy-related investments, properties, products and technologies, which may include those we already own interests in, as well as for general corporate purposes.

We may continue to deploy cash to acquire or invest in energy-related businesses, securities, or for discretionary capital expenditures. We may seek to raise financing through the issuance of equity, debt and convertible debt instruments, if needed, for utilization of acquisition, development or investment opportunities as they arise. We may also reduce our ownership interest in Global’s common shares through strategic sales under certain conditions.

Capital Structure

At March 31, 2011, if our remaining convertible preferred stock were converted, and if the remaining option to issue common shares associated with our investment in BWI was exercised, we would be required to issue the following amounts of our common stock:

		Shares of Common
	Conversion	Stock Issuable at
Instrument	Price (a)	March 31, 2011

Series G1 Preferred	$280.00	357

Series G2 Preferred	$67.20	1,488

BWI Put/Call Option (b)		16,477

Common Stock Potentially Issued Upon Conversion		18,322

(a) Certain conversion prices are subject to adjustment under certain circumstances.
(b) See Note 2- "Investment in BriteWater International, LLC." for additional information.

Option to Issue Common Shares – Pursuant to the terms of our investment in BWI and the related Agreements, HKN and the other BWI unit-holders granted to one another put and call options with respect to 3,050 units of BWI in exchange for the issuance of 725 thousand restricted shares of our common stock.  These options became exercisable during June 2010. In September 2010, two BWI unit-holders exercised their Put Option, and we received an additional 2,288 units of BWI in exchange for the issuance of 544 thousand shares of our restricted common stock. As a result of the rights offering completed by BWI in December 2010 and the resulting dilution of the ownership, the shares of any remaining shares to be issued under the put and call option were adjusted from 181 thousand restricted shares to 16 thousand restricted shares of our common stock. One BWI unit-holder’s Put Option remains exercisable until June 30, 2012 and if exercised would result in an additional issuance of 16 thousand restricted shares of our common stock.

Significant Ownership of our Stock

As of March 31, 2011, Lyford and UEA beneficially owned approximately 32% and 12%, respectively, of the combined voting power of our outstanding common stock. After the closing of our rights offering in April 2011, Lyford and UEA beneficially owned approximately 38% and 14%, respectively, of the combined voting power of our outstanding common stock. Mr. Alan Quasha, Chairman of the Board of Directors of HKN, is the son of Phyllis Quasha, who is deemed a beneficial owner of Lyford and UEA, but Mr. Quasha disclaims any beneficial ownership of these shares. Lyford and UEA are in a position to exercise significant influence over the election of our board of directors and other matters.

Cash Flows

Net cash flow used by operating activities during the three months ended March 31, 2011 was $974 thousand, as compared to cash provided of $512 thousand in the prior year period. The decrease in cash flow provided by operating activities as compared to the prior year period was primarily caused by cash used to decrease trade and other payables by approximately $1.5 million. Our cash on hand at March 31, 2011 totaled approximately $11 million.

Net cash provided by investing activities during the three months ended March 31, 2011 was $7.3 million, as compared to cash used of $411 thousand in the prior year period. The increase was due to the sale of our interest in the Creole field in March 2011 for $7.5 million.

We had cash used by financing activities during the three months ended March 31, 2011 of $95 thousand related to our rights offering costs and no cash used or provided by financing activities during the three months ended March 31, 2010.

Obligations, Contingencies and Commitments

Oil, Natural Gas and Coalbed Methane Commitments – During the three months ended March 31, 2011, we expended approximately $195 thouand for capital expenditures and workovers in the United States. The majority of these capital expenditures were associated with upgrades and improvements made at our Main Pass 35 facility in offshore Louisiana as well as ongoing operating costs at our Coalbed Methane development projects.  In 2011, we expect to fund our capital expenditures with available cash on hand and through projected cash flow from operations.  Our capital expenditures for 2011 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in us losing certain prospect acreage or reducing our interest in future development projects.

BWI Contingency – In 2009, BWI recorded a contingent liability of $800 thousand which may be payable upon the conclusion of certain events related to BWI’s equipment. There were no changes to the BWI liability recorded during the three months ended March 31, 2011.

IRS Tax Examination – During 2008, we received a proposed adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company recognized a gain for ACE purposes on the sale of the Global PLC stock in 2005.  In its proposed adjustment, the IRS alleges that we owe approximately $3.6 million in tax for the year ended December 31, 2005. Penalties and interest calculated through March 31, 2011 in the amount of approximately $2.5 million could also be assessed. We filed a formal protest with the IRS Appeals Office during 2008.  In April 2009, we filed our supplement to the written protest which included a third party valuation report supporting the basis of our recognized gain recorded for ACE purposes.

ASC 740, Income Taxes, prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. This guidance also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  Utilizing the process outlined above, we have recorded an income tax contingency for this item, including interest and penalties, of $225 thousand in our consolidated condensed financial statements based, in part, on a preliminary indication of a probability-weighted fair value assessment of the Global stock.  In February 2011, the IRS requested and we agreed to extend the statute of limitations to April 2012 and notified us that the IRS exam group has provided a written response to the HKN third party valuation report that supports our recognized gain recorded for ACE purposes. We intend to review and make a formal response to the IRS over the next few months. Although we intend to vigorously defend the proposed adjustment and strongly believe the third party valuation report supports our position and that we have meritorious defenses, if the IRS Appeals Office were to deny all of our protests and our assumptions and estimates associated with this income tax contingency are inaccurate, we could be liable for approximately $6 million in additional tax, penalties and interest.

Environmental Contingencies -- The Environmental Protection Agency (“EPA”) visited our Main Pass facility and issued a report during April 2008 which detailed minor housekeeping violations, several of which were corrected during the course of the inspection. We responded to this report during June 2008 with explanations of how each violation was fully remediated. During May 2010, we received a follow-up letter from the EPA requesting a meeting to discuss our June 2008 response. We held a meeting with the EPA during July 2010, and we anticipate that we will settle this EPA action for less than $50 thousand during 2011.

Deferred Tax Liability – In 2009, upon our investment in BWI, we recorded a deferred tax liability which was calculated by applying the domestic statutory tax rates to the difference between the purchase price and the estimated tax basis.  This difference resulted in a deferred tax liability of $960 thousand. Additionally, at the investment date, there were net operating losses (“NOL”) of approximately $2.8 million and a related deferred tax asset of $962 thousand. The company applied a valuation allowance of $575 thousand against the deferred tax asset, which resulted in a net deferred tax liability of $573 thousand. The valuation allowance was due to the uncertainty related to the timing of when the NOL will expire versus the amount of time that these assets will be fully depreciated. There were no changes to the deferred tax liability recorded during the three months ended March 31, 2011.

Operational Contingencies - The exploration, development and production of oil and gas assets are subject to various federal and state laws and regulations designed to protect the environment. Compliance with these regulations is part of our day-to-day operating procedures. Infrequently, accidental discharge of such materials as oil, natural gas or drilling fluids can occur and such accidents can require material expenditures to correct. We maintain levels of insurance we believe to be customary in the industry to limit its financial exposure.

We recognize the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. At March 31, 2011, our asset retirement obligation liability totaled approximately $9 million.

From time to time, we provide for reserves related to contingencies when a loss is probable and the amount is reasonably estimable.

In addition to the above commitments, during 2011 and afterward, government authorities under our Louisiana state leases and other operators may also request us to participate in the cost of drilling additional exploratory and development wells. We may fund these future expenditures at our discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on factors out of our control, such as the timing of the request, the depth of the wells and the location of the property. As of March 31, 2011, we had no material purchase obligations.

Off-Balance Sheet Arrangements – As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2011, we were not involved in any unconsolidated SPE transactions. We have no off-balance sheet arrangements.

Treasury Stock – At March 31, 2011 and December 31, 2010, we held no shares of treasury stock. During the three months ended March 31, 2011, we did not repurchase or retire any treasury shares. As of March 31, 2011 approximately 458 thousand shares remained available for repurchase under our repurchase program.

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

We have no debt outstanding at March 31, 2011. In April 2011, the previously announced rights offering closed and was fully subscribed for, and we issued 7.5 million shares of our common stock at the subscription price of $2.00 per share. The aggregate net proceeds to the Company from the sale of the shares were approximately $14.8 million. Proceeds from this rights offering will be used to acquire or invest in energy-based businesses, securities, working interests and other oil, natural gas and energy-related investments, properties, products and technologies, and may include those we already own interests in, as well as for general corporate purposes.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the Securities and Exchange Commission (“SEC”) are recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 (c)           The following table provides information about purchases by us during the three months ended March 31, 2011, of our Common Stock.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2011 through January 31, 2011	-	$-	-	457,939

February 1, 2011 through February 28, 2011	-	$-	-	457,939

March 1, 2011 through March 31, 2011	-	$-	-	457,939

Total	-	$-	-	457,939

ITEM 6.  EXHIBITS

              EXHIBIT INDEX
Exhibit

3.1	Restated Certificate of Incorporation of HKN, Inc. (filed as Exhibit 3.1 to HKN’s Form 10-K dated February 28, 2006, File No. 1-10262, and incorporated herein by reference).

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

HKN, Inc.
(Registrant)

Date: May 6, 2011	By:	/s/ Sarah B. Gasch
Sarah B. Gasch
Vice President and
Chief Financial Officer